Form 10-Q
period 2000-09-29
WILSON GREATBATCH TECHNOLOGIES INC
filed 2000-11-13
CIK 1114483

================================================================================
                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For The Quarter Ended September 29, 2000

                         Commission File Number 1-16137



                      WILSON GREATBATCH TECHNOLOGIES, INC.
             (Exact name of Registrant as specified in its charter)

                  Delaware                                16-1531026
          (State of Incorporation)                    (I.R.S. Employer
                                                      Identification No.)

                               10,000 Wehrle Drive
                               Clarence, New York
                                      14031
                    (Address of principal executive offices)
                                   (Zip Code)
                                 (716) 759-6901
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [__] No [X]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of October 31, 2000                 Common stock, $.001 par value per share             18,840,447 shares

                      WILSON GREATBATCH TECHNOLOGIES, INC.

                         TABLE OF CONTENTS FOR FORM 10-Q

                        QUARTER ENDED SEPTEMBER 29, 2000

                                                                                                      PAGE
COVER PAGE..............................................................................................1

TABLE OF CONTENTS.......................................................................................2

PART I - FINANCIAL INFORMATION..........................................................................3

ITEM 1.  Financial Statements...........................................................................3

         Condensed Consolidated Balance Sheets..........................................................3

         Condensed Consolidated Statements of Operations................................................4

         Condensed Consolidated Statements of Cash Flows................................................5

         Notes to Condensed Consolidated Financial Statements...........................................6

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..........9

ITEM 3.  Quantitative and Qualitative Disclosures About Financial Market Risk..........................17

PART II - OTHER INFORMATION............................................................................17

ITEM 1.  Legal Proceedings.............................................................................17

ITEM 2.  Changes in Securities and Use of Proceeds.....................................................17

ITEM 3.  Defaults Upon Senior Securities...............................................................18

ITEM 4.  Submission of Matters to a Vote of Security Holders...........................................18

ITEM 5.  Other Information.............................................................................18

ITEM 6.  Exhibits and Reports on Form 8-K..............................................................18

SIGNATURE..............................................................................................20

EXHIBIT INDEX..........................................................................................21


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

               WILSON GREATBATCH TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                           September 29,   December 31,
                                                                                                2000           1999
                                                                                           -------------   ------------
                                         ASSETS                                             (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents ........................................................     $   3,220      $   3,863
     Accounts receivable, net of allowance for doubtful accounts of $317 and $219 as of
       September 29, 2000 and December 31, 1999, respectively .........................        15,757         11,016
     Inventories ......................................................................        14,369         13,583
     Other current assets .............................................................         5,018          4,908
                                                                                            ---------      ---------
                           Total Current Assets .......................................        38,364         33,370

     Property, plant & equipment, net .................................................        36,987         33,557
     Intangible assets, net ...........................................................       107,842        112,902
     Deferred tax asset ...............................................................         7,828          7,828
     Other assets .....................................................................         1,865          2,122
                                                                                            ---------      ---------
                           Total Assets ...............................................     $ 192,886      $ 189,779
                                                                                            =========      =========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable .................................................................     $   2,093      $   2,385
     Accrued liabilities ..............................................................        10,432          7,139
     Current maturities of long-term obligations ......................................         4,063          6,225
                                                                                            ---------      ---------
                          Total Current Liabilities ...................................        16,588         15,749

     Long-term obligations ............................................................       121,891        126,988
     Deferred compensation ............................................................           630            635
                                                                                            ---------      ---------
                           Total Liabilities ..........................................       139,109        143,372
                                                                                            ---------      ---------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
     Common stock .....................................................................            13             12
     Subscribed common stock ..........................................................         1,684          1,684
     Capital in excess of par value ...................................................        72,441         63,488
     Retained deficit .................................................................       (18,620)       (16,984)
                                                                                            ---------      ---------

         Subtotal .....................................................................        55,518         48,200

     Less treasury stock, at cost .....................................................           (57)          (109)
     Less subscribed common stock receivable ..........................................        (1,684)        (1,684)
                                                                                            ---------      ---------
                           Total Stockholders' Equity .................................        53,777         46,407
                                                                                            ---------      ---------
                           Total Liabilities and Stockholders' Equity .................     $ 192,886      $ 189,779
                                                                                            =========      =========


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                   WILSON GREATBATCH TECHNOLOGIES, INC. AND SUBSIDIARY
                                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (Unaudited)
                                         (In thousands except per share amounts)

                                                        Three Months Ended                      Nine Months Ended
                                                -----------------------------------     -----------------------------------
                                                  Sept. 29,            Oct. 1,            Sept. 29,            Oct. 1,
                                                     2000                1999               2000                1999
                                                ---------------     ---------------     --------------     ----------------

REVENUES....................................... $       23,256      $       19,621      $      69,840      $        57,939

Cost of goods sold.............................         13,530               9,862             39,915               29,247
                                                ---------------     ---------------     --------------     ----------------

Gross profit...................................          9,726               9,759             29,925               28,692
Gross profit as a percentage of revenues ......            42%                 50%                43%                  50%
Selling, general and administrative expenses...          3,061               2,334              8,193                7,458
Research, development and  engineering costs,
     net.......................................          2,456               2,347              7,502                7,477
Intangible amortization........................          1,628               1,639              4,895                4,905
                                                ---------------     ---------------     --------------     ----------------
                                                         2,581               3,439              9,335                8,852
Interest expense...............................          3,879               3,458             11,666                9,977
Other (income) expense.........................           (70)                  55                  1                  184
                                                ---------------     ---------------     --------------     ----------------

Loss before income tax                                 (1,228)                (74)            (2,332)              (1,309)
Income tax benefit.............................          (368)                (22)              (696)                (343)
                                                ---------------     ---------------     --------------     ----------------
Loss before cumulative effect of accounting
     change....................................          (860)                (52)            (1,636)                (966)
Cumulative effect of accounting change, net of
     tax.......................................              0                   0                  0                (563)
                                                ---------------     ---------------     --------------     ----------------

NET LOSS....................................... $        (860)    $           (52)    $       (1,636)    $         (1,529)
                                                ===============     ===============     ==============     ================

Basic loss per share before cumulative effect
     of accounting change...................... $        (.07)      $          .00      $       (.13)      $         (.08)
Basic loss per share........................... $        (.07)      $          .00      $       (.13)      $         (.12)

Diluted loss per share before cumulative
     effect of accounting change............... $        (.07)      $          .00      $       (.13)      $         (.08)
Diluted loss per share......................... $        (.07)      $          .00      $       (.13)      $         (.12)

Weighted average shares outstanding
     Basic.....................................         12,971              12,511             12,705               12,465
     Diluted...................................         12,971              12,511             12,705               12,465


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                      WILSON GREATBATCH TECHNOLOGIES, INC. AND SUBSIDIARY
                                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (Unaudited)
                                                         (In thousands)
                                                                                     Nine Months               Nine Months
                                                                                        Ended                     Ended
                                                                                    Sept. 29, 2000             Oct. 1, 1999
                                                                                  -------------------     -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss.............................................................           $    (1,636)            $       (1,529)
     Adjustments to reconcile net loss to net cash provided by operating activities:
       Depreciation and amortization......................................                 9,678                      8,941
       Deferred financing costs...........................................                   696                        693
       Deferred compensation..............................................                  (354)                      (316)
       Deferred income taxes..............................................                     0                        111
       Loss on disposal of assets.........................................                     0                          4
       Cumulative effect of accounting change.............................                     0                        563
     Changes in operating assets and liabilities:
       Accounts receivable................................................                (3,798)                     1,293
       Inventories........................................................                   188                       (160)
       Prepaid expenses and other assets..................................                 1,072                       (897)
       Accounts payable...................................................                  (400)                      (677)
       Accrued liabilities................................................                 4,230                     (3,219)
       Income taxes.......................................................                  (668)                        81
                                                                                  -------------------     -----------------------
         Net cash provided by operating activities........................                 9,008                      4,888
                                                                                  -------------------     -----------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property, plant and equipment.........................                (3,865)                    (5,649)
     Proceeds from sale of property, plant and equipment..................                     0                          5
     Increase in intangible assets........................................                  (267)                      (304)
     Decrease in other long term assets...................................                     0                        170
     Cash provided in acquisition of subsidiary...........................                 1,583                          0
                                                                                  -------------------     -----------------------
         Net cash used in investing activities............................                (2,549)                    (5,778)
                                                                                  -------------------     -----------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings (repayments) under line of credit, net....................                (3,500)                     2,000
     Scheduled payments of long-term debt.................................                (4,450)                         0
     Prepayments of long-term debt........................................                (2,025)                    (2,950)
     Acquisition earnout payment..........................................                     0                     (2,764)
     (Purchase) Reissue of treasury stock.................................                  (127)                         0
     Issuance of capital stock............................................                 3,000                      2,934
                                                                                  -------------------     -----------------------
         Net cash used in financing activities............................                (7,102)                      (780)
                                                                                  -------------------     -----------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS.................................                  (643)                    (1,670)
     Cash and cash equivalents, beginning of period.......................                 3,863                      4,140
                                                                                  -------------------     -----------------------
     Cash and cash equivalents, end of period.............................           $     3,220             $        2,470
                                                                                  ===================     =======================
SUPPLEMENTAL CASH FLOW DATA:
     Cash paid during the period for interest ............................           $     9,521             $        9,064


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

               WILSON GREATBATCH TECHNOLOGIES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        QUARTER ENDED SEPTEMBER 29, 2000

1.       BASIS OF PRESENTATION

         The accounting policies used in preparing these statements are the same as those used in preparing the consolidated financial statements of Wilson Greatbatch Technologies, Inc., a holding company, and its wholly-owned subsidiary Wilson Greatbatch Ltd. (collectively, the "Company") for the year ended December 31, 1999. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's prospectus dated September 29, 2000.

         The foregoing balance sheet as of September 29, 2000, statements of operations for the three-months and nine-months ended September 29, 2000 and October 1, 1999 and statements of cash flows for the nine months ended September 29, 2000 and October 1, 1999 are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods. The results of operations for the three-months and nine-months ended September 29, 2000 are not necessarily indicative of results to be expected for the entire year or for any other period.

2.       INITIAL PUBLIC OFFERING

         On September 29, 2000, the Company commenced its initial public offering ("IPO") in which it initially sold 5,000,000 shares of common stock at a price of $16.00 per share. The net proceeds of the IPO, which the Company received on October 4, 2000, after deducting underwriting discounts and other expenses, were approximately $72.8 million. As the offering had not closed at the quarter-end, no entry for this stock sale has been recorded in the accompanying condensed consolidated balance sheet. The Company used the proceeds to pay down existing senior debt. In October 2000, the Company's underwriters exercised their option to purchase an additional 750,000 shares of common stock at $16.00 per share. This resulted in additional net proceeds, which the Company received on October 11, 2000, of $11.2 million after deducting underwriting discounts. The Company also used these proceeds to pay down senior debt.

3.       ACQUISITION

         As noted in the Company's prospectus, on August 7, 2000, all of the capital stock of Battery Engineering, Inc. ("BEI"), a manufacturer of specialty batteries, was acquired in exchange for 339,856 shares of Company stock and the assumption of $2.7 million of indebtedness. The acquisition was recorded using the purchase method of accounting.

         Due to the insignificant effect on financial position and results of operations, no pro-forma data of this acquisition is required or presented.

         On October 20, 2000, we retired the $2.7 million in assumed indebtedness using a portion of the proceeds from the sale of Company stock to the former parent of BEI. This portion of the proceeds had been held in escrow for the purpose of retiring this indebtedness.

4.       INVENTORIES

         Inventories consist of the following:

                                                            September 29,              December 31,
                                                                2000                       1999
                                                       ----------------------     ---------------------
                                                            (unaudited)
         Raw material                                            $7,373                     $7,099
         Work-in-progress                                         5,476                      5,089
         Finished goods                                           1,520                      1,395
                                                       ----------------------     ---------------------
         Total                                                  $14,369                    $13,583
                                                       ======================     =====================

5.       INTANGIBLE ASSETS, NET

         Intangible assets consist of the following (in thousands):

                                                                                   September 29,        December 31,
                                                                                        2000                 1999
                                                                                ----------------      ----------------
                                                                                    (unaudited)
         Goodwill, net of accumulated amortization of $3,294 and $2,229         $         53,615      $         53,944
         Trademark and names, net of accumulated amortization of $2,241 and
         $1,685                                                                           27,419                27,975
         Other Intangible Assets                                                          26,808                30,983
                                                                                ----------------      ----------------
         Total                                                                  $        107,842      $        112,902
                                                                                ================      ================

6.       COMPREHENSIVE INCOME

         For all periods presented, the Company's only component of comprehensive income is its net loss for those periods.

7.       LOSS PER SHARE

         Basic loss per share is calculated by dividing the net loss for the period by weighted average number of shares outstanding during the period. Diluted loss per share is calculated by dividing the net loss for the period by the weighted average number of shares and potential common stock equivalents outstanding during the period, if dilutive, as computed under the "Treasury Stock" method. Potential common stock equivalents consist of shares of common stock issuable upon the exercise of stock options.

         During the three-month period and the nine-month period ended September 29, 2000, fully diluted weighted average shares exceeded basic weighted average shares by approximately 236,000 and 261,000 shares. During the three-month period and the nine-month period ended October 1, 1999, fully diluted weighted average shares exceeded basic weighted average shares by approximately 253,000 and 252,000 shares. The dilutive stock options were not included in the calculation of diluted loss per share for all periods presented because to do so would have been antidilutive.

8.       BUSINESS SEGMENT INFORMATION

         The Company operates its business in two reportable segments: medical and commercial power sources. The medical segment designs and manufactures power sources, capacitors and components used in implantable medical devices, which are instruments that are surgically inserted into the body to provide diagnosis or therapy. The commercial power sources segment designs and manufactures non-medical power sources for use in aerospace, oil and gas exploration and oceanographic equipment.

         The Company's medical segment includes three product lines that have been aggregated because they share similar economic characteristics and similarities in the areas of products, production processes, types of customers, methods of distribution and regulatory environment. The three product lines are implantable power sources, capacitors and medical components.

         The reportable segments are separately managed, and their performance is evaluated based on income from operations. Management defines segment income from operations as gross profit less costs and expenses attributable to segment specific selling, general and administrative and research, development and engineering expenses. Non-segment specific selling, general and administrative, research, development and engineering expenses, interest expense, intangible amortization and non-recurring items are not allocated to reportable segments. Revenues from transactions between the two segments are not significant. The accounting policies of the segments are the same as those described and referenced in Note 1. All dollars are in thousands.

                                      Three Months           Three Months             Nine Months             Nine Months
                                          Ended                  Ended                   Ended                   Ended
                                      September 29,           October 1,             September 29,            October 1,
                                          2000                   1999                    2000                    1999
                                    ------------------     ------------------     --------------------     ------------------
                                       (Unaudited)            (Unaudited)             (Unaudited)             (Unaudited)
Revenues:
   Medical                                  $19,224                $17,295                $60,970                  $50,649
   Commercial power sources                   4,032                  2,326                  8,870                    7,290
                                    ------------------     ------------------     --------------------     ------------------

   Total revenues                           $23,256                $19,621                $69,840                  $57,939
                                    ==================     ==================     ====================     ==================

Segment income from operations:
   Medical                                   $6,546                 $7,677                $21,243                  $21,935
   Commercial power sources                     839                    537                  2,090                    1,786
                                    ------------------     ------------------     --------------------     ------------------

Total segment income from
   operations                                 7,385                  8,214                 23,333                   23,721

   Unallocated                               (8,613)                (8,288)               (25,665)                 (25,030)
                                    ------------------     ------------------     --------------------     ------------------

Loss before income taxes                    $(1,228)                  $(74)               $(2,332)                 $(1,309)
                                    ==================     ==================     ====================     ==================

9.       IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In the first quarter of 2001, the Company plans to adopt Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives Instruments and Hedging Activities." This standard as amended will require the Company to recognize all derivative financial instruments on the balance sheet at fair value with changes in fair value recorded to the statement of operations or comprehensive income, depending on the nature of the investment. The Company does not expect the adoption of the standard to have a material effect on the financial statements.

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101, as amended, is required to be adopted by the Company no later than the fourth quarter of fiscal year 2000. Although the Company has not fully assessed the implications of SAB 101, management does not believe the adoption of SAB 101 will have a significant impact on the Company's consolidated financial position, results of operations or cash flows.

10.      SUBSEQUENT EVENT

         On October 26, 2000, the Company purchased $5.0 million face amount of its senior subordinated notes at 102, plus accrued interest. In addition, the Company purchased 127,532 shares of Company stock owned by the holder of the notes, at the initial public offering price of $16.00 per share. The stock had been issued in conjunction with the senior subordinated notes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements (including the Notes thereto) included elsewhere herein.

INTRODUCTION

         We are a leading developer and manufacturer of power sources, feedthroughs and wet tantalum capacitors used in implantable medical devices. We also develop and manufacture other components used in implantable medical devices. We leverage our core competencies in technology and manufacturing to develop and produce power sources for commercial applications that demand high performance and reliability.

INITIAL PUBLIC OFFERING

         In October 2000 we completed our initial public offering. In that offering, we sold 5,750,000 shares of common stock and received net proceeds of approximately $84.0 million. All net proceeds were used to prepay senior debt.

BEI ACQUISITION

         During the quarter ended September 29, 2000, we acquired all of the capital stock of Battery Engineering, Inc., or BEI, a small specialty battery manufacturer. We issued $5.1 million (339,856 shares) of our common stock and assumed $2.7 million in BEI indebtedness in exchange for the capital stock of BEI. We recorded the acquisition using the purchase method of accounting. The acquisition will allow us to expand our presence in the downhole and seismic surveying segments of the oil and gas market.

REVENUE AND EXPENSE COMPONENTS

Revenues

         We derive revenues from the sale of medical and commercial products. Our medical revenues consist of sales of implantable power sources, capacitors and components. Our commercial revenues consist of sales of commercial power sources. A substantial part of our business is conducted with a limited number of customers. Guidant Corporation accounted for approximately 34% of our revenues and St. Jude Medical, Inc. accounted for approximately 32% of our revenues in the nine month period ended September 29, 2000. We have entered into long term supply agreements ranging from two to four years with most of our large customers.

         Our implantable power source revenues are derived from sales of batteries for pacemakers, implantable cardioverter defibrillators, or ICD's, and other implantable medical devices. The majority of our implantable power source customers contract with us to develop custom batteries to fit their product specifications. We are the sole provider of these products to many of our customers. We also record royalties as implantable power source revenues. These revenues are recognized based on the reported number of units sold. Since January 2, 1998, royalties have accounted for approximately 2.7% to 3.3% of our aggregate annual revenues. Currently, Medtronic, Inc. is our sole source of royalty fees. Although our license agreement with Medtronic, Inc. itself has no termination date, the patents from which we receive royalty payments from Medtronic, Inc. expire in all material respects in 2000. Thereafter, in the absence of new patents, we do not expect to receive any royalties to record as implantable power source revenues.

         Our capacitor revenues are derived from sales of our wet tantalum capacitors, which we developed for use in ICDs. In 1999 and the first nine months of 2000, we incurred start-up costs related to our capacitor operations of $5.7 million. We believe that this amount will represent substantially all of our start-up costs. We began selling our new wet tantalum capacitors commercially in the fourth quarter of 1999. We expect to enter into long term agreements of more than one year with our capacitor customers and add new customers in an effort to increase our capacitor revenues. Although there can be no assurance, we believe that our revenues in 2000 and 2001 from capacitor sales will grow at a higher rate than sales of our other medical products and that our capacitor program will become increasingly profitable in 2001.

         Our components revenues are derived from sales of feedthroughs, electrodes and other precision components principally used in pacemakers and ICDs. We also sell our components for use in other implantable medical devices, such as left ventricular assist devices, hearing assist devices, drug pumps, neurostimulators and other medical applications.

         Our commercial power source revenues are primarily derived from sales of batteries for use in oil and gas exploration, including recovery equipment, pipeline inspection gauges, down-hole pressure measurement systems and seismic surveying equipment. We also supply batteries to NASA for its space shuttle program and other demanding commercial applications.

         For each of our products, we recognize revenue when the products are shipped. We do not give warranties to our customers for our products and to date, returns have been immaterial. Although approximately 30% of our sales are outside the United States, all of our invoices are United States dollar denominated. Accordingly, we are not impacted by foreign currency fluctuations. In addition to product revenues, we also receive cash flows from royalty revenues and cost reimbursements for research, development and engineering conducted on behalf of some of our customers.

Expenses

         Cost of goods sold includes materials, labor and other manufacturing costs associated with the products we sell. We have included start-up costs associated with the production of our capacitors in cost of goods sold. As a result, costs associated with capacitors prior to the fourth quarter of 1999, when we began to commercially offer these products, were substantially in excess of revenue generated from capacitor sales.

         Selling, general and administrative expenses include salaries, non-manufacturing facility costs and patent-related expenses.

         Research, development and engineering expenses include costs associated with the design, development, testing, deployment and enhancement of our products. We record cost reimbursements from customers as an offset to research, development and engineering expenses.

         Other expenses primarily include amortization of intangible assets and interest expense. Interest expense is primarily related to indebtedness that we assumed in connection with (i) a July 1997 leveraged buyout transaction in which DLJ Merchant Banking Partners II, L.P. and some of its affiliates, collectively referred to herein as DLJ Merchant Banking, and members of our management formed our Company to acquire Wilson Greatbatch Ltd. and (ii) our August 1998 acquisition of Hittman Materials and Medical Components, Inc. referred to herein as the Hittman Acquisition. Interest expense will decrease significantly in future quarters based on our application of the net proceeds from our initial public offering to the assumed indebtedness.

RESULTS OF OPERATIONS

Revenues

         Revenues for the quarter ended September 29, 2000 were $23.3 million, a $3.7 million, or 19%, increase from $19.6 million for the third quarter of 1999. This increase was primarily due to revenues from our line of capacitors, launched commercially in the fourth quarter of 1999, and the inclusion of revenues of the former BEI, acquired in August 2000.

         Revenues for the first nine months of 2000 were $69.8 million, an $11.9 million, or 21%, increase from $57.9 million for the first nine months of 1999. This increase was primarily due to capacitor revenues of $9.7 million for the first nine months of 2000, an increase of $8.2 million, or 536%, from $1.5 million for the first nine months of 1999.

         Implantable power source revenues for the quarter ended September 29, 2000 were $9.5 million, a decrease of $0.6 million, or 7%, from $10.1 million for the third quarter of 1999. Sales of cells for pacemakers were $5.0 million for the quarter ended September 29, 2000, an increase of $0.4 million, or 9.5%, from $4.6 million for the third quarter of 1999. Sales of cells for ICDs for the three months ended September 29, 2000 were $3.7 million, a $1.1 million, or 24%, decrease from $4.8 million for the third quarter of 1999. This decrease was primarily due to an industry-wide design change that resulted in ICDs using one battery instead of two. Management believes that the effects of this design change on sales subsequent to the quarter ended September 29, 2000 will be minimal because virtually all new ICDs use one cell.

         Implantable power source revenues for the first nine months of 2000 were $30.0 million, an increase of $0.4 million, or 1%, from $29.6 million for the first nine months of 1999. Sales of cells for pacemakers were $16.8 million for the nine months ended September 29, 2000, an increase of $2.2 million, or 14.9%, from $14.6 million for the first nine months of 1999. This increase was primarily due to an order from a European device manufacturer in response to a large order from a national health agency partially offset by the third party acquisition of one of our customers and the ensuing termination of that customer's pacemaker sales operations. ICD sales for the nine months ended September 29, 2000 were $10.3 million, a decrease of $2.1 million, or 17%, from $12.4 million for the first nine months of 1999. This decrease was primarily due to the industry-wide design change in ICD devices referred to above.

         Capacitor revenues for the quarter ended September 29, 2000 were $2.8 million, an increase of $2.3 million, or 412%, from $0.5 million for the third quarter of 1999. Capacitor revenues were $9.7 for the first nine months of 2000, an $8.2 million, or 536% increase from $1.5 million for the first nine months of 1999. The increases for the three and nine month periods were primarily due to the commercial sales of our new wet tantalum capacitors beginning in the fourth quarter of 1999.

         Sales of medical components were $7.0 million for the quarter ended September 29, 2000, an increase of $0.4 million, or 5%, from $6.6 million for the third quarter of 1999. Medical components revenues for the first nine months of 2000 were $21.3 million, an increase of $1.8 million, or 9%, from $19.5 million for the first nine months of 1999. The increases for the three and nine month periods were primarily due to the sale of a greater number of implantable medical devices by our customers, as well as our sales of a broader range of components.

         Commercial power source revenues for the quarter ended September 29, 2000 were $4.0 million, an increase of $1.7 million, or 73%, from $2.3 million for the third quarter of 1999. For the first nine months of 2000, commercial power source revenues were $8.9 million, an increase of $1.6 million, or 22%, from $7.3 million for the first nine months of 1999. The increases for the three and nine periods were primarily due to the inclusion of sales from the former BEI. The BEI acquisition was completed in August 2000 and added $1.4 million in revenues for both the three and nine month periods.

Gross profit

         Gross profit for the quarter ended September 29, 2000 was $9.7 million, a decrease of $0.1 million, or 1%, from $9.8 million for the third quarter of 1999. As a percentage of total revenues, gross profit for the third quarter of 2000 declined to 42% from 50% for the third quarter of 1999. The decrease in gross profit as a percentage of total revenues is primarily due to a lower percentage of total revenues from established product lines with no accompanying start-up costs, such as power sources, versus a higher percentage of total revenues from newer products, with accompanying start-up costs, primarily capacitors. In addition, sales of lower margin products, such as medical components and commercial power sources, have increased at a faster rate than sales of historically higher margin implantable power source products.

         For the first nine months of 2000, gross profit was $29.9 million, an increase of $1.2 million, or 4%, from $28.7 million for the first nine months of 1999. As a percentage of total revenues, gross profit for the first nine months of 2000 was 43%, a decline from 50% for the first nine months of 1999. For the first nine months of 2000 as compared with the first nine months of 1999, start up costs related to $8.2 million in capacitor sales decreased gross profit by $0.1 million. In addition, sales of lower margin products, such as medical components and commercial power sources, have increased at a faster rate than sales of historically higher margin implantable power source products.

Selling, general and administrative expenses

         Selling, general and administrative expenses for the quarter ended September 29, 2000 were $3.1 million, an increase of $0.8 million, or 31%, from $2.3 million for the third quarter of 1999. This increase was primarily due to:

the cessation of a series of temporary cost containment measures initiated in 1999, such as salary reductions, shortened work weeks and reductions in discretionary spending; and the inclusion of the selling, general and administrative expenses of the former BEI. Severance costs for certain administrative personnel at the former BEI were approximately $0.2 million for the quarter ended September 29, 2000. As a percentage of revenues, selling, general and administrative expenses (after excluding the effects of the BEI acquisition) were 12% for both the third quarter of 2000 and 1999.

         For the first nine months of 2000, selling, general and administrative expenses were $8.2 million, an increase of $0.7 million, or 10%, from $7.5 million for the first nine months of 1999. Excluding the effects of the former BEI acquisition, selling, general and administrative expenses as a percentage of revenues declined to 11% for the first nine months of 2000 as compared to 13% for the first nine months of 1999. The decline was primarily due to the sharp increase in capacitor sales for the first nine months of 2000 compared to more constant period to period selling, general and administrative expenses .

Research, development and engineering expenses

         Research, development and engineering expenses for the quarter ended September 29, 2000 were $2.5 million, an increase of $0.2 million, or 5%, from $2.3 million for the third quarter of 1999. Research, development and engineering expenses were $7.5 million for both the first nine months of 2000 and 1999. As a percentage of revenues, research, development and engineering expenses declined to 11% for the nine months of 2000 from 13% for the first nine months of 1999. The decline was primarily due the sharp increase in capacitor sales for the first nine months of 2000 compared to more constant period to period research, development and engineering expenses. Research, development and engineering spending to date in 2000 included: the development of several proprietary cells for implantable medical applications; research on future generations of implantable cells; and the development of our new line of rechargeable lithium ion cells.

Other expenses

         Intangible amortization was $1.6 million for both the third quarter of 2000 and 1999 and was $4.9 million for both the first nine months of 2000 and 1999.

         Interest expense was $3.9 million for the quarter ended September 29, 2000, an increase of $0.4 million, or 12%, from $3.5 million for the third quarter of 1999. For the first nine months of 2000, interest expense was $11.7 million, an increase of $1.7 million, or 17%, from $10.0 million for the first nine months of 1999. For both the three and nine month periods, the increases were primarily due to higher interest rates. Management believes interest expense will decrease significantly going forward due to the application of approximately $84.0 million, in net proceeds from our recent initial public offering, to our outstanding debt.

         For the quarter ended September 29, 2000, there was other income of $0.1 million as compared to other expense of $0.1 million for the third quarter of 1999. For the first nine months of 2000, other expense was $0 as compared to $0.2 million for the first nine months of 1999. The difference in the amounts for the periods in 2000 and 1999 were primarily due to our receipt of a grant from a state economic development authority in the amount of $0.3 million in 2000, partially off-set by expenses associated with the acquisition of the former BEI.

         For the first nine months of 1999, the cumulative effect of the adoption of SOP 98-5, net of taxes, was a $0.6 million expense.

Provision for income taxes

         Our effective tax rate was 30% for the quarters ended September 29, 2000 and October 1, 1999. Our effective tax rate increased to 30% for the first nine months of 2000 from 26% for the first nine months of 1999. This increase was primarily due to the decrease in state tax credits available to us for the first nine months of 2000 compared to the first nine months of 1999. Our effective tax rate of 30% differs from the federal statutory rate of 35% due to the effect of state taxes, and federal and state tax credits. Management currently estimates that the year 2000 effective tax rate will remain at 30%.

Net loss

         As a result of the start-up costs related to capacitors, severance costs and higher interest costs, the net loss for the quarter ended September 29, 2000 increased to $(0.9) million from a net loss of $(0.1) million in the third quarter of 1999. Net loss per share was $(.07) for the quarter ended September 29, 2000 as compared to $.00 for the third quarter of 1999. For the first nine months of 2000, the net loss and loss per share were $(1.7) million and $(.13), respectively, as compared to $(1.5) million and $(.12), respectively, for the first nine months of 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, we have funded our operations primarily from cash generated by our operations. We financed the July 1997 leveraged buyout transaction and the Hittman Acquisition through a combination of borrowings and private sales of our common stock. Net proceeds from financing activities from January 1, 1997 through September 29, 2000 included:

         o In connection with the July 1997 leveraged buyout transaction we issued $25.0 million principal amount of 13% senior subordinated notes, entered into a $10.0 million revolving line of credit and incurred $50.0 million of debt in senior Term A and Term B loans. Net proceeds from these borrowings totaled $71.8 million. We also received a $45.3 million equity investment from DLJ Merchant Banking, various members of our senior management and other investors.

         o In connection with the Hittman Acquisition, we incurred an additional $60.0 million of debt in Term A and Term B loans and increased our revolving line of credit up to a maximum of $20.0 million. We also received a $16.5 million equity investment from DLJ Merchant Banking, various members of our senior management and other investors.

         o In August 2000, we purchased all of the capital stock of BEI, a manufacturer of specialty batteries, by issuing $5.1 million in Company stock and assuming $2.7 million in BEI indebtedness. At the same time, the former parent of BEI purchased an additional $3.0 million in Company stock.

         We applied the net proceeds from our initial public offering to the Term A loan and Term B loans. As of October 20, 2000, there was $25.0 million principal amount outstanding under our 13% senior subordinated notes, $6.2 million outstanding under the Term A loan facility and $9.0 million outstanding under the Term B loan facility. As of November 1, 2000, the weighted average interest rate for our Term A loans was 10.2% and the weighted average interest rate for our Term B loans was 10.5%.

         Our revolving line of credit is with the same lending syndicate that provided financing for the Hittman Acquisition and allows us to borrow up to $13.0 million. If we meet our financial targets, including the debt to EBITDA ratio set forth in our credit agreement, the maximum availability will increase after December 31, 2000 to $20.0 million. The line of credit bears interest at prime plus 2.25% or LIBOR plus 3.5%, at our option, and expires on September 30, 2004. As of September 29, 2000, $0.8 million was outstanding under this line of credit and the effective rate was 11.75%. The line of credit is secured by our accounts receivable and inventories and requires us to comply with various quarterly financial covenants, including covenants related to EBITDA and ratios of leverage, interest and fixed charges as they relate to EBITDA. In 1999, we failed to fully comply with the financial covenants required by our line of credit. In November 1999, we entered into a waiver and amendment with our lenders which, among other things, waived our non-compliance with financial covenants contained in the credit agreement. In February 2000, our credit agreement was again amended to change provisions governing the applicable interest rates and financial covenants. At September 29, 2000, we were in full compliance with the financial covenants under the line of credit.

         As of September 29, 2000, we had cash and cash equivalents of $3.2 million. We have historically generated positive cash flow from operations. Cash generated by operating activities for the nine months ended September 29, 2000 was $9.0 million as compared to $4.9 million for the nine months ended September 30, 1999. Cash was positively impacted in the first nine months of 2000 by the receipt of state tax credits and lower incentive compensation payments relative to the first nine months of 1999. Additionally, cash was positively impacted in the first nine months of 2000 by a restructuring of LIBOR contracts to avoid an increase in interest rates brought on by Year 2000 concerns. This had the effect of increasing cash interest payments in the fourth quarter of 1999 and lowering cash interest payments in the first quarter of 2000. Cash was negatively impacted in the first nine months of 2000 by an increase in receivables of $3.8 million in the nine months ended September 29, 2000. This was primarily the result of a $2.8 million escrow receivable for the purchase of stock by the former parent of BEI.

         Cash used in investing activities was $2.5 million and $5.8 million for the nine months ended September 29, 2000 and October 1, 1999, respectively. Capital expenditures were $3.9 million and $5.6 million for the nine months ended September 29, 2000 and October 1, 1999, respectively. The acquired assets of the former BEI included approximately $1.6 million in cash and cash equivalents.

         Cash used in financing activities was $7.1 million and $0.8 million for the nine months ended September 29, 2000 and October 1, 1999, respectively. In the nine months ended October 1, 1999, we made a payment of $2.8 million as a result of the achievement of certain 1998 earnings targets in connection with the Hittman acquisition. No such payments were due in 2000. Repayments of borrowings under our line of credit and prepayments or repayments of regularly-scheduled long-term debt payments were $10.0 million and $1.0 million for the nine months ended September 29, 2000 and October 1, 1999, respectively. The increase in prepayments and repayments of our regularly-scheduled long-term debt payments and paydown in our revolving line of credit in the first nine months of 2000 is due to the increase in cash from operating activities in 2000 over 1999, lower capital expenditures in 2000 relative to 1999 and the cash acquired in the BEI acquisition.

         We expect to incur capital expenditures of approximately $5.3 million in 2000, $3.2 million of which we anticipate will be used for continued development of our capacitor product line and $2.1 million of which we anticipate will be used for routine recurring capital expense obligations. As of September 29, 2000, we had incurred $3.9 million of capital expenditures in 2000.

         Although it is difficult for us to predict future liquidity requirements, we believe that our existing cash balances and cash equivalents, cash from operations and funding sources for working capital purposes will be sufficient to finance our operations and planned capital expenditures for the next two years. Thereafter, we may require additional funds to support our working capital requirements or for other purposes and may seek additional funds through public or private equity or debt financing or from other sources. There can be no assurance that additional financing will be available to us or, if available, that it can be obtained on a timely basis or on terms acceptable to us.

INFLATION

         We do not believe that inflation has had a significant effect on our operations to date.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In 2001, we plan to adopt Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives Instruments and Hedging Activities." This standard will require us to recognize all derivative financial instruments on our balance sheet at fair value with changes in fair value recorded to the statement of operations or comprehensive income, depending on the nature of the investment. Because we believe our interest rate cap agreements are our only derivative financial instruments, we do not expect the adoption of the standard to have a material effect on our financial statements.

FORWARD-LOOKING STATEMENTS

         Certain written and oral statements made or incorporated by reference from time to time by us or our representatives are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, performance or achievements, and may contain the words "expect," "intend," "plan," "anticipate," "estimate," "believe," "will be," "will continue," "will likely result," and similar expressions. Statements by us in this report that contain forward-looking statements include, but are not limited to, discussions regarding future market conditions and the effect of such conditions on our future results of operations, and future uses of, and requirements for, financial resources. Such statements inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, among others, dependence upon a limited number of customers, product obsolescence, inability to market current or future products, pricing pressures from customers, harm to our reputation for quality, fluctuating operating results, failure to protect our intellectual property rights, intellectual property claims, product liability claims, inability to integrate acquisitions, unsuccessful expansion into new markets, inability to obtain licenses to key technology, regulatory changes or consolidation in the healthcare industry, costly environmental regulations, volatility in the oil and gas industry and various other matters many of which are beyond our control. The risks included here are not exhaustive. Other sections of this report and our filings with the Securities and Exchange Commission include additional factors that could adversely impact our business and financial performance. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any forward-looking statement is based.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT FINANCIAL MARKET RISK.

         Our major financial market risk exposure is to changing interest rates. Our policy is to use a combination of variable rate debt and interest rate cap agreements to manage our exposure to fluctuations in interest rates. As of October 1, 2000, 81% of our long-term debt consisted of variable rate instruments that accrue interest at floating rates. As of October 1, 2000, through interest rate cap agreements, we had capped our interest rate exposure at 7.0% on $24.1 million of floating rate debt through December 2000 and at 6.0% on $55.0 million of floating rate debt through January 2002. We do not use foreign currency forward contracts and do not have any material foreign currency exposure. In order to minimize our foreign exchange risk, all of our sales are made in United States dollars. We do not hedge against price fluctuation in the commodities used in the manufacturing of our products. We will reevaluate this policy as needed commensurate with the risks inherent in our business.

         On October 27, 2000, we sold the interest rate cap agreements in connection with the retirement of largely all of the debt underlying the capped interest rates through the net proceeds of our initial public offering. The proceeds from the sales of the interest rate cap agreements were $0.3 million.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities

         In connection with our acquisition of all of the capital stock of Battery Engineering, Inc., or BEI, on August 7, 2000 we issued: (i) 339,856 shares of our common stock to Hitachi Maxell, Ltd., or Hitachi, in exchange for all of the capital stock of BEI and (ii) 200,000 shares of our common stock to Hitachi, for an aggregate purchase price of $3,000,006. On August 25, 2000, we made an irrevocable contribution of 57,038 shares of our common stock to the Wilson Greatbatch Ltd. Equity Plus Plan.

         The offering and sales of our shares of common stock to Hitachi were not registered under the Securities Act of 1933 because the offering and sales were made in reliance on the exemption provided by Section 4(2) of the Securities Act and Rule 506 thereunder for transactions by an issuer not involving a public offering (with Hitachi representing its intention to acquire the securities for its own account and not with a view to the distribution thereof and acknowledging that the securities were issued in a transaction not registered under the Securities Act of 1933). The foregoing contribution of our common stock to the Wilson Greatbatch Ltd. Equity Plus Plan was not registered under the Securities Act of 1933 because the contribution was made in a transaction exempt from Section 5 of the Securities Act of 1933 pursuant to Rule 701 thereunder.

Use of Proceeds

         The effective date of our first registration statement, filed on Form S-1 under the Securities Act of 1933 (File No. 333-37554) and the related registration statement, filed on Form S-1 under the Securities Act of 1933 (File No. 333-46896), collectively referred to herein as our Registration Statement, relating to the initial public offering of our common stock, was September 28,

2000. We sold a total of 5,750,000 shares of our common stock in the offering. The managing underwriters for the offering were Donaldson, Lufkin & Jenrette Securities Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc of America Securities LLC, U.S. Bancorp Piper Jaffray Inc., and DLJdirect Inc.

         The offering commenced on September 29, 2000 and was completed on October 11, 2000. All of the 5,750,000 registered shares of common stock were offered and sold by us for an aggregate offering price of $92.0 million. We incurred an estimated $8.0 million in total expenses for our account in connection with the issuance and distribution of the securities registered for underwriting discounts and commissions and other expenses and received approximately $84.0 million in total net proceeds. We will pay approximately $2.6 million of the total expenses to affiliates of (i) DLJ Merchant Banking, which is comprised of persons beneficially owning more than ten percent of our common stock, and (ii) David L. Jaffe, Douglas E. Rogers, Henry Wendt and David
M. Wittels, each of whom are directors of our Company. We will pay the remaining approximately $5.4 million to others including other underwriters, our legal counsel, accountants and other professionals. The estimated $8.0 million in total expenses consists of approximately $6.4 million of underwriting discounts and approximately $1.6 million of other expenses. The amounts disclosed above as estimated expenses incurred in connection with the issuance and distribution of the securities reflect total amounts incurred in connection with the registration of the securities rather than amounts incurred for the one-day period from the effective date of the Registration Statement, September 28, 2000, through the end of the quarterly reporting period. Additionally, because the offering was consummated subsequent to the end of the reporting period, the related payments were or will be made during the fourth quarter of 2000.

         From the time of receipt through November 13, 2000, all net proceeds were applied towards reduction of indebtedness. We paid approximately $1.2 million of the net proceeds applied towards reduction of indebtedness to affiliates of (i) DLJ Merchant Banking, which is comprised of persons beneficially owning more than ten percent of our common stock, and (ii) David L. Jaffe, Douglas E. Rogers, Henry Wendt and David M. Wittels, each of whom are directors of our Company.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Holders of 10,228,214 shares of our common stock executed a Written Consent of Stockholders of WGL Holdings, Inc. dated August 15, 2000. The holders of the remaining 2,924,530 outstanding shares of our common stock did not execute the consent. The consent was executed in lieu of a special meeting. The consent approved the proposal that we amend and restate our Certificate of Incorporation to effect a three-for-five reverse stock split of the outstanding shares of our common stock.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits

                  See the Exhibit Index for a list of those exhibits filed herewith.

         (b)      Reports on Form 8-K

                  None.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               WILSON GREATBATCH TECHNOLOGIES, INC.
                                            (Registrant)




Date     13-Nov-2000           BY:  /s/ Arthur J. Lalonde
         -----------                -----------------------------------------
                                    Arthur J. Lalonde
                                    Vice President, Finance and Treasurer

                                  EXHIBIT INDEX

        Exhibit No.           Description
        -----------           -----------

              1.1* The Underwriting Agreement dated September 28, 2000, among Donaldson, Lufkin & Jenrette Securities Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc of America Securities LLC, U.S. Bancorp Piper Jaffray Inc. and DLJdirect Inc. and Wilson Greatbatch Technologies, Inc. is attached hereto and filed herewith.

              3.1 Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to our Registration Statement)

              3.2 Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to our Registration Statement)

              10.31 Stock Purchase Agreement, dated as of July 31, 2000, among Wilson Greatbatch Technologies, Inc., Battery Engineering, Inc. and Hitachi Maxell, Ltd. (Incorporated by reference to Exhibit 10.31 to our Registration Statement)

              10.32 Stockholders Agreement, dated as of August 7, 2000, among Wilson Greatbatch Technologies, Inc., Hitachi Maxell, Ltd., DLJ Merchant Banking Partners II, L.P., DLJMB Funding II, Inc., DLJ Merchant Banking Partners II-A, L.P., DLJ Diversified Partners, L.P., DLJ Diversified Partners-A, L.P., DLJ Millennium Partners, L.P., DLJ First ESC L.P., DLJ Offshore Partners II, C.V., DLJ EAB Partners, L.P. and UK Investment Plan 1997 Partners (Incorporated by reference to Exhibit 10.32 to our Registration Statement)

              10.33 Subscription Agreement, dated as of August 7, 2000, between Wilson Greatbatch Technologies, Inc. and Hitachi Maxell, Ltd. (Incorporated by reference to
                            Exhibit 10.33 to our Registration Statement)

              10.34 Non-Compete Agreement, dated as of August 7, 2000, between Wilson Greatbatch Technologies, Inc. and Hitachi Maxell, Ltd. (Incorporated by reference to
                            Exhibit 10.34 to our Registration Statement)

              27.1*         Financial Data Schedule

--------------
*Filed herewith.