Form 10-K
period 2000-12-29
WILSON GREATBATCH TECHNOLOGIES INC
filed 2001-03-29
CIK 1114483

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 29, 2000

Commission File Number 1-16137

WILSON GREATBATCH TECHNOLOGIES, INC.
(Exact name of Registrant as specified in its charter)

Delaware
(State of incorporation)

16-1531026
(I.R.S. employer identification no.)

10,000 Wehrle Drive
Clarence, New York
14031
(Address of principal executive offices)

(716) 759-6901
(Registrant's telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class:
Common Stock, Par Value $.001 Per Share

Name of Each Exchange on Which Registered:
New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:
None

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        Aggregate market value of voting stock of Wilson Greatbatch Technologies, Inc. held by nonaffiliates as of March 26, 2001, based on the closing price of $19.35, as reported on the New York Stock Exchange: $148.2 million.

        Shares of common stock outstanding on March 26, 2001: 18,712,967

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the company's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders are incorporated by reference into Part III.

PART I

ITEM 1.   BUSINESS

OVERVIEW

        We are a leading developer and manufacturer of power sources, feedthroughs and wet tantalum capacitors used in implantable medical devices. We also develop and manufacture other components used in implantable medical devices, and we believe that we are a preferred supplier of power sources and components. We offer technologically advanced, highly reliable and long lasting products for implantable medical devices and enable our customers to introduce implantable medical devices that are progressively smaller, longer lasting, more efficient and more functional. We leverage our core competencies in technology and manufacturing to develop and produce power sources for commercial applications that demand high performance and reliability, including aerospace, oil and gas exploration and oceanographic equipment. Our customers utilize our specially designed proprietary power sources and components in their products. We believe that our proprietary technology, close customer relationships, market leadership and dedication to quality provide us with significant competitive advantages over our competitors and create a barrier to entry for potential market entrants.

        Mr. Wilson Greatbatch patented the implantable pacemaker in 1962. In 1970, Mr. Greatbatch founded Wilson Greatbatch Ltd., our predecessor. In July 1997, DLJ Merchant Banking led a leveraged buyout of Wilson Greatbatch Ltd. Our company was incorporated in connection with the 1997 leveraged buyout to acquire Wilson Greatbatch Ltd., which is now our wholly-owned subsidiary. We acquired Hittman Materials and Medical Components, Inc., now Greatbatch-Hittman, Inc., in August 1998 to expand and complement our product lines. Hittman, a medical components manufacturer, produces feedthroughs and electrode components for implantable medical devices. Feedthroughs are among the most critical components used in implantable medical devices and both feedthroughs and electrodes are key component technologies.

        In August 1998, we also sold the assets of our Greatbatch Scientific product line to focus on the newly-acquired Hittman product lines. Greatbatch Scientific was formed in 1996 to develop, manufacture and sell a line of battery-powered, magnetic resonance imaging, or MRI, compatible surgical instruments. In 1998, we concluded that this product line and customer base was not essential to our core operations and that instead we wanted to concentrate our efforts on integrating Hittman and completing the development of our wet tantalum capacitor program. We sold the assets of Greatbatch Scientific to an unrelated medical device company in exchange for approximately 12% of that company’s stock in an investment valued at $2.4 million. This ended our expenditures on Greatbatch Scientific, which in 1998 were $1.3 million. In 1999 we wrote down our investment in this company by $0.9 million.

        In August 2000, we acquired all of the capital stock of Battery Engineering, Inc., or BEI, a small specialty battery manufacturer, from Hitachi-Maxell, Ltd. in exchange for 339,856 shares of our common stock and assumption of approximately $2.7 million of indebtedness. The acquisition was accounted for as a purchase. BEI had approximately 90 full time employees and is part of our commercial power source operations. In a separate transaction, Hitachi-Maxell also purchased 200,000 shares of our common stock for $15.00 per share.

        In October 2000, we completed our initial public offering. We sold 5,750,000 shares of common stock at a price of $16.00 per share and received net proceeds of $84.0 million. All net proceeds were used to prepay a portion of our senior debt.

IMPLANTABLE MEDICAL DEVICE INDUSTRY

OVERVIEW

        The following table sets forth the main categories of battery-powered implantable medical devices and the principal illness or symptom treated by each device:

DEVICE                                           PRINCIPAL ILLNESS OR SYMPTOM
------                                           ----------------------------
Pacemakers                                       Abnormally slow heartbeat
Implantable Cardiac Defibrillators (ICDs)        Rapid and irregular heartbeat
Left ventricular assist devices                  Heart failure
Hearing assist devices                           Hearing loss
Neurostimulators                                 Tremors or chronic pain
Drug pumps                                       Diabetes or chronic pain

        The implantable medical device industry is expected to grow primarily as a result of:

- advances in medical technology that will allow physicians to use implantable medical devices as a substitute for, or in conjunction with, prescription drugs, to treat a wider range of heart diseases, such as atrial fibrillation and congestive heart failure;

- increased use of recently developed implantable medical devices, including left ventricular assist devices, hearing assist devices, neurostimulators and drug pumps;

- expansion of indications, or uses, for implantable medical devices;

- the aging population, which is expected to require an increasing number of pacemakers, ICDs and other implantable medical devices;

- a combination of smaller, lighter, more efficient and more functional devices and longer-lasting power sources which will be easier for physicians to implant and will be less intrusive to recipients; and

- increased market penetration beyond the United States and other developed countries.

        Medical Data International has predicted that ICD revenues will grow faster than pacemaker revenues through 2004. The faster growth predicted for the ICD market is predicated on anticipated new applications for, and greater acceptance of, ICDs and an increased penetration of the potential patient base.

PRODUCTS

        We design and manufacture a variety of power sources, capacitors and components, such as feedthroughs and electrodes for implantable medical devices. Our technology is also used in a number of demanding commercial applications, including aerospace, oil and gas exploration and oceanographic equipment.

IMPLANTABLE POWER SOURCES

        The power sources we produce are batteries. A battery is an electrochemical device that stores energy and releases it in the form of electricity. To generate an electrical current, electrons are first released from one part of the battery, called the anode or negative electrode. This flow of electrons, known as a current, travels to a load or device outside the battery. After powering the device, the electron flow reenters another part of the battery, called the cathode or positive electrode. As electrons flow from the anode to the device being powered by the battery, ions released from the anode cross through an electrolyte, which consists of one or more chemical compounds that facilitate the flow of ions to the cathode. The ions react with the cathode in order to complete the circuit. Separators are typically used inside the battery as electrical insulators to divide the anode and the cathode to prevent mechanical contact between them, which would result in the rapid depletion of the battery cell.

        From the late 1950s to the early 1970s, implantable medical devices, such as pacemakers, were powered by zinc/mercuric oxide batteries. These batteries typically lasted two to three years, often failed without warning, were large and bulky and generated hydrogen gas, making it impossible to seal the battery. In the early 1970s, we introduced lithium/iodine batteries as power sources for pacemakers. Lithium/iodine batteries manufactured by us and manufactured by others under license from us are now a principal power source for pacemakers. Pacemaker batteries utilizing our technology last approximately six years and provide high reliability and predictability. In the mid 1980s, we introduced lithium/silver vanadium oxide batteries for powering ICDs. These batteries provide the higher power levels required by an ICD with a high degree of reliability and consistency. Our lithium/silver vanadium oxide batteries have become a principal power source of ICDs.

        In 1996, we introduced a lighter weight titanium-encased lithium/carbon monofluoride battery as a next generation pacemaker battery. These batteries offer improved pacemaker performance in several areas, including:

- pacemaker weight reduction of up to 25%;

- improved electrical performance, which is more suitable for use with the latest pacemaker microelectronics; and

- 10-15% longer battery life than comparable products.

        In 1996, we introduced a new process for cathode manufacturing that enabled the production of significantly thinner cathodes than previously possible. As a result of this new cathode manufacturing process and other design improvements, our newest generation of ICD batteries is the thinnest commercially available and is up to 50% thinner than many existing models. Over the past few years, the decrease in battery size has contributed significantly to decreases in the size of ICDs, making these devices easier to implant.

CAPACITORS

        Capacitors, which are used in ICDs, perform the critical function of storing electrical pulses before delivery to the heart. An ICD typically has two capacitors. Historically, ICDs utilized aluminum-based capacitors. In the fourth quarter of 1999, we introduced wet tantalum hybrid capacitors commercially for use in ICDs, which provide a number of advantages over aluminum-based capacitors. Our wet tantalum hybrid capacitors, which combine liquid electrolytes and ruthenium oxide cathode material with a tantalum anode component, provide a unique combination of high voltage and high energy storage capacity. This combination enables energy density not achievable with competing technologies. Our capacitors can be manufactured in many sizes and shapes to meet the specific needs of our customers.

        To produce our capacitors, we have licensed a key patent for wet tantalum technology from the Evans Capacitor Company. We are the exclusive licensee for implantable medical applications of this technology. We have also developed our own portfolio of patents and patent applications covering improvements that we have made to Evans’ capacitor technology. We believe that we are the only supplier of wet tantalum capacitors for the implantable medical device industry. In 1997, we entered into an agreement with a major ICD manufacturer to use our capacitor technology in its next generation of ICDs.

MEDICAL COMPONENTS

        We manufacture feedthroughs, electrodes and other precision components that are utilized in implantable medical devices. Feedthroughs and electrodes are critical components of these devices that deliver electrical energy to the heart.

        FEEDTHROUGHS. Feedthroughs are components that transmit electrical signals from inside an implantable medical device to the electrodes that transmit the signals to the body. Feedthroughs consist of an outer metallic structure called a flange, an electrical insulator made of ceramic or glass material, and wire connectors called poles that carry electrical signals from within the device. Our feedthroughs use a ceramic to metal seal that is substantially more durable than a traditional glass to metal seal. We also manufacture a feedthrough that includes a filtering capacitor that can filter out electromagnetic interference, such as signals from cellular phones.

        We design and manufacture 35 types of feedthroughs. Each of our feedthroughs is designed specifically for a particular customer device. We are often the sole source of feedthroughs for our customers. In 2000, approximately 95% of our feedthroughs were used in pacemakers and ICDs, with the balance used primarily in left ventricular assist devices, hearing assist devices, drug pumps and neurostimulators. We are currently working with a number of medical device manufacturers to develop hermetic feedthroughs for the next generation of implantable medical devices and applications, including neurostimulators, middle ear devices, oxygen sensors and muscle stimulation devices.

        ELECTRODES. Electrodes are components used in pacemakers and ICDs that deliver the electrical signal from the feedthrough to the heart to restore its normal rhythm. By coating the electrode with chemical compounds, we can enhance its electrical properties and therefore better deliver energy to the heart. Some electrode tips are designed to contain medication, such as steroids, to prevent scarring of the heart tissue following electrode implantation.

        We design and manufacture a variety of coated electrodes, some of which have tips that can contain medication. We believe that our experience with physical deposition processes, such as sputtering and powder metallurgic techniques, has enabled us to produce high quality coated surfaces utilizing almost any combination of biocompatible coating surfaces.

        PRECISION COMPONENTS. We design and manufacture miniature precision components and subassemblies primarily for pacemaker and ICD manufacturers. Our precision components are machined or molded to adhere to tolerances up to one ten-thousandth of an inch. To manufacture precision components, we typically use various alloys of stainless steel, platinum, titanium, aluminum and brass, as well as plastics and composites. We also are the exclusive supplier of a critical drug pump subassembly for a manufacturer of implantable drug pumps. Although our primary focus is to develop and manufacture precision components for implantable medical devices, we also serve the general medical equipment market and the aerospace industry.

COMMERCIAL POWER SOURCES

        We have developed specialized power source technologies that are functional in high temperatures or under high shock and vibration. The majority of the commercial power sources that we sell are used in oil and gas exploration, including recovery equipment, pipeline inspection gauges, down-hole pressure measurement systems and seismic surveying equipment. We also supply power sources to NASA for its space shuttle program. In addition, our commercial power sources have been used for emergency position locating beacons and locator transmitters, classified governmental uses, electronic circuit breakers for industrial applications, weather balloon instrumentation, electricity transmission cable lighting detectors, wear monitors for train cables and scientific equipment used in Antarctica.

PRODUCT LINES UNDER DEVELOPMENT

        RECHARGEABLE LITHIUM ION BATTERIES. We are currently developing a line of rechargeable lithium ion batteries that is expected to broaden and complement our current lines of lithium batteries. A number of new medical devices require rechargeable batteries, including:

- LEFT VENTRICULAR ASSIST DEVICES that are being developed to treat heart failure use external and internal batteries as power sources, both of which must be rechargeable. We are developing lithium ion rechargeable technology to produce lighter batteries with increased power and longer life.

- IMPLANTABLE HEARING ASSIST DEVICES that are used to treat patients who cannot use conventional hearing aids. These batteries are compact and are capable of providing low levels of current with infrequent recharging.

- NEUROSTIMULATORS AND DRUG PUMPS that are used for indications such as tremors, diabetes and chronic pain. Since these devices are sometimes implanted in young patients, the use of our rechargeable battery technology with extended device life should reduce the number of replacement implants needed throughout the life of the patient.

        IMPLANTABLE PUMP TECHNOLOGY. We have developed proprietary technology that has applications in implantable devices that are designed to deliver small quantities of drugs or other fluids to a patient. Several of our technologies are critical to these devices, including the power source, the feedthroughs and the pumping mechanism that moves the fluid. Currently, one of our customers has regulatory approval in Europe for a device that utilizes our implantable pump technology and has recently filed with the United States Food and Drug Administration, or FDA, for regulatory approval in the United States.

RESEARCH, DEVELOPMENT AND ENGINEERING

        Our position as a leading developer and manufacturer of power sources for implantable medical devices is largely the result of our long history of technological innovation. We invest substantial resources in research, development and engineering. Our scientists, engineers and technicians focus on improving existing products, expanding the use of our products and developing new products. In addition to our internal technology and product development efforts, we maintain close relationships with leading research organizations, including Alfred University, Clarkson University, the Jet Propulsion Laboratory, the applied physics department of Johns Hopkins University, NASA, Sandia-National Laboratories, the State University of New York at Buffalo and Villanova University. These relationships include funding research efforts, licensing researchers’ technology and assisting in building prototypes. Our research, development and engineering team is responsible for a number of pioneering developments in the implantable medical device industry including:

                   COMMERCIAL
YEAR              INTRODUCTION                    INDUSTRY IMPACT

1972        First lithium anode battery         Industry standard for
                                                pacemakers
1974        First ceramic-to-metal seal for     Industry standard for hermetic
            implantable devices                 sealing of devices
1980        First oxhyalide/interhalogen        Enabled commercial batteries to
            batteries                           perform at lower temperatures
                                                with very high energy density
1981        First implantable pump capable      Enabled implantable drug
            of passing bubbles                  delivery system
1987        First implantable lithium/silver    Enabled commercial viability of
            vanadium oxide battery              ICDs
1996        First titanium-encased              Enabled weight reduction and
            lithium/carbon monofluoride         improved electrical performance
            pacemaker batteries                 for advanced microelectronics
1999        First wet tantalum capacitors       Enabled smaller sizes of ICDs
                                                and increased design flexibility

PATENTS AND PROPRIETARY TECHNOLOGY

        We rely on a combination of patents, licenses, trade secrets and know-how to establish and protect our proprietary rights to our technologies and products. To date, we have been granted 143 U.S. patents and 193 foreign patents. We also have 152 U.S. and 171 foreign pending patent applications at various stages of approval. During the past three years, we have received 49 new U.S. patents, of which 23 were received in 2000. Corresponding foreign patents have been issued or are expected to be issued in the near future. Often, a single product is protected by several patents covering various aspects of the design. We believe this provides broad protection of the concepts employed. The following table provides a breakdown of our patents as of March 1, 2001 by product type:

                                       NUMBER OF                 NUMBER OF
PRODUCT                             PATENTS GRANTED            ACTIVE PATENTS
-------                             ---------------            --------------
Batteries--Pacemakers                     166                        15
Batteries--ICDs                            94                        79
Capacitors                                 4                          4
Feedthroughs                               2                          2
Pumps                                      8                          8
Batteries--Commercial                      21                        12
Batteries--Rechargeable                    3                          3
Batteries--Lithium/carbon                  7                          7
monofluoride
Other products                             31                         5
                                          ---                         -
Total                                     336                       135
                                          ===                       ===

        The following table sets forth the expiration dates of our material patents as of March 1, 2001:

DESCRIPTION OF PATENT                                           EXPIRATION DATE
---------------------                                           ---------------
Defibrillator cell design                                       May 2006
Defibrillator cell design                                       May 2006
Serpentine electrode design for prismatic cell                  May 2011
Butterfly electrode assembly                                    September 2011
Butterfly electrode assembly                                    September 2011
Multiplate electrode design connected by bridge                 September 2011
Insulating upper bag for increased cell reliability             May 2012
Halogenated polymer fiber separator for electrochemical cell    October 2013
Sheet cathode                                                   November 2013
Sheet cathode                                                   November 2013
High shock and vibration resistant cell design                  February 2015
Aqueous blended electrode material                              March 2015
Carbonate electrolyte additives for defibrillator cells         March 2015
Separator insert for oxyhalide cell                             February 2016
Dual connection tab current collector for carbon monofluoride   July 2016
cells
Hermetic seal using a single close ball                         October 2016
Improved electrolyte/cathode ratio for carbon monofluoride      November 2016
cells
Ultrasonically coated substrate for use in a capacitor and      May 2017
method of manufacture
Hermetically sealed wet tantalum capacitor                      May 2017
Separator for use in carbon monofluoride cells                  June 2017
Electrode edge design for increased energy density for carbon   August 2017
monofluoride cells
Insulating upper bag for increased cell reliability             April 2018

        In addition, we are also a party to several license agreements with third parties pursuant to which we have obtained, on varying terms, the exclusive or non-exclusive rights to patents held by third parties. We have also granted rights in our own patents to others under license agreements. We used three material patents that expired in January 2001 in connection with our production of pacemaker batteries. The primary impact on our business as a result of the expiration of these patents is the termination of the related royalties paid by Medtronic. Otherwise, we expect the impact of the expiration of these patents on our product line to be immaterial.

        We license the basic capacitor technology used in our defibrillator capacitors from Evans Capacitor Company. The license extends throughout the lives of the related patents, which expire in 2010, 2013 and 2014. The license can be cancelled if we default under the license agreement and fail to cure the default. A cancellation of the license would seriously impair our ability to produce our entire line of capacitors. We license the anode technology we use in our rechargeable lithium ion batteries from AT&T. The license extends throughout the lives of the related patents, one of which expired in 2000 and one of which will expire in 2002. The license can be cancelled if we default under the license agreement and fail to cure the default. A cancellation of the license may impair our ability to produce our entire line of rechargeable lithium ion batteries. We do not expect the expiration of the license, as a result of the expiration of the patents underlying it, to have a material effect on any of our product lines.

        It is our policy to require our executive and technical employees, consultants and other parties to execute confidentiality agreements. These agreements prohibit disclosure of confidential information to third parties except in specified circumstances. In the case of employees and consultants, the agreements generally provide that all confidential information relating to our business is the exclusive property of our company.

MANUFACTURING AND QUALITY CONTROL

        Our principal manufacturing facilities are in Clarence, New York, Cheektowaga, New York, Canton, Massachusetts and Columbia, Maryland. Our three New York manufacturing facilities produce implantable power sources, capacitors, commercial power sources and components. Our Canton, Massachusetts facility produces commercial power sources. Our Columbia, Maryland facility produces feedthroughs, electrodes and other components. We test our implantable power sources at our Wheatfield, New York facility.

        In 1999 and 2000, we have modernized our facilities and a number of our manufacturing lines, processes and equipment. These manufacturing improvements have enabled us to increase the quality and service life of our power sources and other components and increase our manufacturing capacity. Key resources that allow us to manufacture subassemblies include a full model shop, a precious metals machining area, injection molding equipment and a Class 10,000 clean room.

        We primarily manufacture small lot sizes, as most customer orders range from a few hundred to thousands of units. As a result, our ability to remain flexible is an important factor in maintaining high levels of productivity. Each of our production teams receives assistance from a manufacturing support team, which typically consists of representatives from our quality control, engineering, manufacturing, materials and procurement departments.

        Our quality system is based upon an ISO documentation system and is driven by a master validation plan that requires rigorous testing and validation of all new processes or process changes that directly impact our products. Our New York facilities are ISO-9001 certified, which requires compliance with regulations regarding quality systems of product design, supplier control, manufacturing processes and management review. This certification can only be achieved after completion of an audit conducted by an independent authority. Our New York facilities are audited by the British Standards Institute and are also certified by the British Standards Institute to the more rigorous EN-46001 standard that is usually reserved for manufacturers of medical devices. Our Columbia, Maryland facility is ISO-9002 certified and is audited by TUV Rheinland of North America, an independent auditing firm that specializes in evaluating ISO quality standards. To maintain certification, all facilities must be reexamined every six months by their respective certifying bodies.

SALES AND MARKETING

        We utilize a combination of direct and indirect sales methods, depending on the particular product. In 2000, approximately 70% of our products were sold in the United States.

        We market and sell our implantable power sources and capacitors directly to manufacturers of implantable medical devices. The majority of our implantable power source customers contract with us to develop custom batteries or capacitors to fit their specific product specifications. As a result, we have established close working relationships between our internal program managers and our customers. We market our power source products and technologies at industry meetings and trade shows, including CardioStim and North American Society of Pacing and Electrophysiology, or NASPE.

        We sell feedthroughs, electrodes and other precision components directly to manufacturers. Two internal sales managers support all activity, and involve engineers and materials professionals in the sales process to address customer requests appropriately. As in the implantable power source and capacitor sales process, we have established relationships directly with leading manufacturers of implantable medical devices. We market our precision components, feedthroughs and electrodes by participating in the annual Medical Design and Manufacturing trade show and by producing printed and electronic marketing materials for distribution to prospective customers.

        We sell our commercial power sources either directly to the end user, directly to manufacturers that incorporate our products into other devices for resale, or to distributors who sell our products to manufacturers and end users. Our sales managers are trained to assist our customers in selecting appropriate battery chemistries and configurations. We market our commercial power sources at various technical trade meetings, including the annual Petroleum Offshore Technology Conference and Offshore Europe. We also place print advertisements in relevant trade publications.

        Firm backlog orders at December 29, 2000 and December 31, 1999, were $29.7 million and $16.2 million, respectively. Most of these orders were expected to be shipped within one year. The $13.5 million increase was primarily due to backlog from our new line of wet tantalum capacitors and from BEI, which we acquired in August 2000.

CUSTOMERS

        Our products are designed to provide reliable, long lasting solutions that meet the evolving requirements and needs of our customers and the end users of their products. Our medical products customers include leading implantable medical device manufacturers such as Guidant, St. Jude Medical and Medtronic. In 2000, Guidant accounted for approximately 34% of our revenues and St. Jude Medical accounted for approximately 31% of our revenues. Our commercial products customers are primarily companies involved in the aerospace, oil and gas exploration and oceanographic industries.

        In February 1999, we entered into a supply agreement with Guidant. Pursuant to the agreement, Guidant purchases batteries and components from us for use in its implantable medical devices. Guidant also separately purchases components from us for use in its implantable medical devices. Our supply agreement with Guidant expires on December 31, 2001 and can be renewed for additional one year periods upon mutual agreement.

        In April 1997, we entered into a supply agreement with St. Jude Medical. In accordance with this agreement, we are the primary supplier of many components used in their pacemakers and ICDs, except for microprocessors and capacitors. We will also be the exclusive supplier of batteries to St. Jude Medical through the expiration of the supply agreement on December 31, 2003, with the ability of St. Jude to extend the agreement for two (2) one-year extensions.

        In March 1976, we entered into a technology transfer agreement and license agreement with Medtronic. Our license agreement provides Medtronic with the nonexclusive right to use our proprietary technology to manufacture its own batteries. The license agreement allows Medtronic to manufacture lithium/iodine or lithium/halide batteries, but does not permit Medtronic to manufacture batteries using our new titanium lithium/carbon monofluoride technology. In accordance with the license agreement, Medtronic pays us a royalty for each battery produced by it for use in each medical device that it sells. At the time we entered into the license agreement with Medtronic, there were a number of competing battery technologies. Our management believed that licensing our proprietary technology to Medtronic, which was the industry leader at that time, would help make our technology the industry standard. Our license agreement does not terminate so long as Medtronic uses any of our patented technology. However, in the absence of new patents, we do not expect to receive significant royalties from Medtronic for production and sales after January 2001.

        In July 1991, we entered into a defibrillator battery supply agreement with Medtronic. In accordance with the agreement, we provide Medtronic with lithium/silver vanadium oxide batteries for their ICDs. Our supply agreement with Medtronic expires on July 31, 2001.

SUPPLIERS AND RAW MATERIALS

        Lithium, iodine and metal cases are the most significant raw materials that we use to manufacture our batteries. In the past, we have not experienced any significant interruptions or delays in obtaining raw materials. We seek to minimize inventory levels, which provides us with a reduced risk of obsolescence. Minimizing our inventory levels also enables us to stock materials based on firm order requirements, rather than forecasts and anticipated sales. However, we maintain minimum safety stock levels of critical raw materials. We seek to improve our supply purchase pricing by using bulk purchases, precious metal pool buys and blanket orders and by entering into long term contracts. Annual minimum purchase levels under these contracts have historically been well below our expected annual usage, and therefore present little risk of liability.

        We have long standing relationships with most of our significant suppliers and have conducted business with them for an average of 13 years. Our supply agreements typically have three year terms. Our significant suppliers of raw materials and components accounted for approximately 31% of our purchases in 2000. We believe that there are alternative suppliers or substitute products available for each of the materials we purchase, at competitive prices. Our material supply agreements may be terminated prior to their scheduled expiration dates if there is a material breach by us that remains uncured.

COMPETITION

        We currently supply implantable power sources, capacitors, feedthroughs, electrodes and precision components to the implantable medical device market. Our existing or potential competitors include:

- leading implantable medical device manufacturers, such as Guidant, St. Jude Medical and Medtronic, which have vertically integrated operations or may become vertically integrated in the future; and

- smaller companies that concentrate on niche markets.

        Medtronic produces power sources for use in implantable medical devices that it manufactures. However, to our knowledge Medtronic does not sell power sources to third parties. Our company and Medtronic are the two major manufacturers of power sources for implantable medical devices. We also compete in the intensely competitive commercial power source market. Our principal competitors in this market are Eagle-Picher Industries and ECO-Tracer. While we believe that the industry perceives our products to be of the highest quality, there are suppliers whose products are perceived to be of comparable quality. Moreover, the commercial power sources market is subject to volatility in oil and gas exploration activity. When oil and gas exploration activity has slowed, a number of our competitors have historically reduced battery prices to maintain or gain market share. Quality and technology are the principal bases upon which we compete in both the implantable medical devices market and the commercial power sources market.

GOVERNMENT REGULATION

        Except as described below, our business is not subject to direct governmental regulation other than the laws and regulations generally applicable to businesses in the jurisdictions in which we operate, including those federal, state and local environmental laws and regulations governing the emission, discharge, use, storage and disposal of hazardous materials and the remediation of contamination associated with the release of these materials at our facilities and at off-site disposal locations. Our research, development and engineering activities involve the controlled use of, and our products contain, small amounts of hazardous materials. Liabilities associated with hazardous material releases arise principally under the Comprehensive Environmental Response, Compensation and Liability Act and analogous state laws which impose strict, joint and several liability on owners and operators of contaminated facilities and parties that arrange for the off-site disposal of hazardous materials. We are not aware of any material noncompliance with the environmental laws currently applicable to our business and we are not subject to any material claim for liability with respect to contamination at any company facility or any off-site location. We cannot assure you, however, that we will not be subject to such environmental liabilities in the future as a result of historic or current operations.

        As a component manufacturer, our products are not subject to FDA pre-market approval. However, the FDA and related state and foreign governmental agencies regulate many of our customers’ products as medical devices. In many cases, the FDA must approve those products prior to commercialization. In addition, because some of the products produced by our engineered components division may be considered finished medical devices, some of the operations within that division are subject to FDA inspection and must comply with current good manufacturing practices (CGMP) requirements.

RECRUITING AND TRAINING

        We dedicate significant resources to our recruiting efforts. Our internal recruiting efforts primarily focus on supplying quality personnel to our business. We also seek to meet our hiring needs through outside sources. We believe that a strong human resources and recruiting effort is necessary to expand our current employee base and maintain our high employee retention rates. We have established a number of programs that are designed to challenge and motivate our employees and we encourage our employees to be proactive in contributing ideas and regularly survey them to collect feedback on ways that our business and operations can be improved.

        We provide an intensive training program to our new employees which is designed to educate them on safety, quality, our business strategy and the methodologies and technical competencies that are required for our business and our corporate culture. Our safety training programs focus on such areas as basic industrial safety practices and emergency response procedures to deal with fires or chemical spills. All of our employees are required to participate in a specialized training program that is designed to provide an understanding of our quality objectives. We also have formal, mandatory training for all of our employees in their core competencies on an annual basis. We offer our employees a tuition reimbursement program and encourage them to continue their education at local colleges. Many of our professionals attend seminars on topics that are related to our corporate objectives and strategies. We believe that comprehensive training is necessary to ensure that our employees work in a uniform and consistent manner and that best practices are effectively utilized.

EMPLOYEES

        As of December 29, 2000, we had 837 employees, including 149 research, development and engineering personnel, 511 manufacturing personnel and 177 support personnel. We also employ a number of temporary employees to assist us with various projects and service functions. Our employees are not represented by any union and, except for certain executive officers of our company and our subsidiaries, are retained on an at-will basis. We believe that we have a good relationship with our employees.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

        Some of the statements contained in this Annual Report on Form 10-K and other written and oral statements made from time to time by us and our representatives are not statements of historical or current fact. As such, they are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations, which are subject to known and unknown risks, uncertainties and assumptions. They include statements relating to:

• future revenues, expenses and profitability;

• the future development and expected growth of our business and the implantable medical device industry;

• our ability to successfully execute our business model and our business strategy;

• our ability to identify trends within the industries for implantable medical devices, medical components and commercial power sources and to offer products and services that meet the changing needs of those markets;

• projected capital expenditures; and

• trends in government regulation.

        You can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially from those suggested by these forward-looking statements. In evaluating these statements and our prospects generally, you should carefully consider the factors set forth below. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary factors and to others contained throughout this report. We are under no duty to update any of the forward-looking statements after the date of this report or to conform these statements to actual results.

        Although it is not possible to create a comprehensive list of all factors that may cause actual results to differ from the results expressed or implied by our forward-looking statements or that may affect our future results, some of these factors include the following:

        WE DEPEND HEAVILY ON A LIMITED NUMBER OF CUSTOMERS, AND IF WE LOSE ANY OF THEM, WE WOULD LOSE A SUBSTANTIAL PORTION OF OUR REVENUES.

        A substantial portion of our business in 2000 was conducted with a limited number of customers, including Guidant, St. Jude Medical, Medtronic, Biotronik and Sulzer Intermedics, which was acquired by Guidant in 1999. In 2000, Guidant accounted for approximately 34% of our revenues and St. Jude Medical accounted for approximately 31% of our revenues. As a result, we depend heavily on revenues from Guidant and St. Jude Medical. Our supply agreements, particularly with our large customers, might not be renewed in the future after they expire, including our power source supply agreement with Guidant, which expires on December 31, 2001, and our supply agreement with St. Jude Medical, which expires on December 31, 2003. Our supply agreements with St. Jude Medical, Medtronic, Biotronik and Guidant do not require any minimum purchase levels. The loss of any large customer for any reason could harm our business, financial condition and results of operations.

        IF WE DO NOT RESPOND TO CHANGES IN TECHNOLOGY, OUR PRODUCTS MAY BECOME OBSOLETE AND WE MAY EXPERIENCE REDUCED SALES AND A LOSS OF CUSTOMERS, WHICH WOULD NEGATIVELY AFFECT OUR REVENUES.

        We sell our products to customers in several industries that are characterized by rapid technological changes, frequent new product introductions and evolving industry standards. For example, in 1998, an industry-wide design change in ICDs occurred, resulting in new ICDs using one battery instead of two. Primarily as a result of this design change, our implantable power source revenues decreased 19% in 1999 compared to 1998. Without the timely introduction of new products and enhancements, our products and services will likely become technologically obsolete over time and we may lose a number of our customers. In addition, other new products introduced by our customers may require fewer of our power sources or components. We dedicate a significant amount of resources to the development of our power sources and other products and technologies and we would be harmed if we did not meet customer requirements and expectations. Our inability, for technological or other reasons, to successfully develop and introduce new and innovative power sources and other products could cause our business to suffer. If this occurs, our revenues and operating results would suffer.

        IF WE ARE UNABLE TO SUCCESSFULLY MARKET OUR CURRENT OR FUTURE PRODUCTS, OUR BUSINESS WILL BE HARMED.

        The market for our power sources, components and other products has been growing in recent years. If the market for our products does not grow as rapidly as forecasted by industry experts, our revenues could be less than expected. In addition, it is difficult to predict the rate at which the market for our products will grow or at which new and increased competition will result in market saturation. Slower growth in the pacemaker and ICD markets in particular would negatively impact our revenues. In addition, we face the risk that our products will lose widespread market acceptance. We cannot assure you that our customers will continue to utilize the products we offer or that a market will develop for our future products. We may at times determine that it is not technically or economically feasible for us to manufacture future products and we may not be successful in developing or marketing them. Additionally, new technologies that we develop may not be rapidly accepted because of industry-specific factors, including the need for regulatory clearance, entrenched patterns of clinical practice and uncertainty over third party reimbursement. If this occurs, our business will be harmed.

        WE ARE SUBJECT TO PRICING PRESSURES FROM CUSTOMERS, WHICH COULD HARM OUR OPERATING RESULTS.

        We have made price concessions to some of our large customers in recent years and we expect customer pressure for pricing concessions will continue. Further, price concessions or reductions may cause our operating results to suffer. In addition, any delay or failure by a large customer to make payments due to us also could harm our operating results or financial condition.

        WE RELY ON THIRD PARTY SUPPLIERS FOR RAW MATERIALS, KEY PRODUCTS AND SUBCOMPONENTS AND IF WE ARE UNABLE TO OBTAIN THESE MATERIALS, PRODUCTS AND SUBCOMPONENTS ON A TIMELY BASIS OR ON TERMS ACCEPTABLE TO US, OUR ABILITY TO MANUFACTURE PRODUCTS WILL SUFFER.

        Our business depends on a continuous supply of raw materials. The principal raw materials used in our business include lithium, iodine, plastics, cases, lids, glass, screens, tantalum, platinum, ruthenium, gallium trichloride, tantalum pellets and vanadium pentoxide. Raw materials needed for our business are susceptible to fluctuations due to transportation, government regulations, price controls, economic climate or other unforeseen circumstances. In recent months, increasing global demand for some of the raw materials we need for our business, including platinum, gallium trichloride and tantalum, has caused the prices of these materials to increase significantly. In addition, there are a limited number of worldwide suppliers of the lithium needed to manufacture our products. We cannot assure you that we will be able to continue to procure raw materials critical to our business or to procure them at acceptable price levels.

        We rely on third party manufacturers to supply many of our raw materials. For example, we rely on FMC to supply us with lithium for our power sources and HC Starks to supply us with tantalum powder and wire for capacitors. Manufacturing problems may occur with these and other outside sources, as a supplier may fail to develop and supply products and subcomponents to us on a timely basis, or may supply us with products and subcomponents that do not meet our quality, quantity and cost requirements. If any of these problems occur, we may be unable to obtain substitute sources of these products and subcomponents on a timely basis or on terms acceptable to us, which could harm our ability to manufacture our own products and components profitably or on time. In addition, to the extent the processes that our suppliers use to manufacture products and subcomponents are proprietary, we may be unable to obtain comparable subcomponents from alternative suppliers.

        AMORTIZATION OF OUR INTANGIBLE ASSETS, WHICH REPRESENT A SIGNIFICANT PORTION OF OUR TOTAL ASSETS, WILL ADVERSELY IMPACT OUR NET INCOME AND WE MAY NEVER REALIZE THE FULL VALUE OF OUR INTANGIBLE ASSETS.

        As of December 29, 2000, we had $104.4 million of net intangible assets, representing 57% of our total assets and 77% of our stockholders’ equity. These intangible assets consist primarily of goodwill arising from our acquisition of Hittman and accruals relating to our trademarks and patented technology. We expect to incur amortization expenses relating to these intangible assets of $6.6 million in 2001 and $5.6 million in 2002. These expenses will reduce our future earnings or increase our future losses. We may not receive the recorded value for our intangible assets if we sell or liquidate our business or assets. The material concentration of intangible assets increases the risk of a large charge to earnings in the event that the recoverability of these intangible assets are impaired, and in the event of such a charge to earnings, the market price of our common stock could be adversely affected.

        QUALITY PROBLEMS WITH OUR POWER SOURCES AND OTHER PRODUCTS COULD HARM OUR REPUTATION FOR PRODUCING HIGH QUALITY PRODUCTS AND ERODE OUR COMPETITIVE ADVANTAGE.

        Our power sources and other products are held to high quality standards. In the event that our power sources and other products fail to meet these standards, our reputation for producing high quality power sources and other products could be harmed, which would damage our competitive advantage.

        OUR OPERATING RESULTS MAY FLUCTUATE, WHICH MAY MAKE IT DIFFICULT TO FORECAST OUR FUTURE PERFORMANCE AND MAY RESULT IN VOLATILITY IN OUR STOCK PRICE.

        Our operating results have fluctuated in the past and are likely to fluctuate significantly from quarter to quarter due to a variety of factors, including:

• the fixed nature of a substantial percentage of our costs, which results in our operations being particularly sensitive to fluctuations in revenue;

• changes in the relative portion of our revenue represented by our various products and customers, which could result in reductions in our profits if the relative portion of our revenue represented by lower margin products increases;

• timing of orders placed by our principal customers who account for a significant portion of our revenues; and

• increased costs of raw materials or supplies.

        IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS, OUR BUSINESS COULD BE ADVERSELY AFFECTED.

        We rely on a combination of patents, licenses, trade secrets and know-how to establish and protect our proprietary rights to our technologies and products. As of March 1, 2001, we held 135 active patents. We cannot guarantee that the steps we have taken or will take to protect our proprietary rights will be adequate to deter misappropriation of our intellectual property. In addition to seeking formal patent protection whenever possible, we attempt to protect our proprietary rights and trade secrets by entering into confidentiality and non-compete agreements with employees, consultants and third parties with which we do business. However, these agreements can be breached and, if they are, there may not be an adequate remedy available to us and we may be unable to prevent the unauthorized disclosure or use of our technical knowledge, practices or procedures. If our trade secrets become known, we may lose our competitive advantages.

        In addition, we may not be able to detect unauthorized use of our intellectual property and take appropriate steps to enforce our rights. If third parties infringe or misappropriate our patents or other proprietary rights, our business could be seriously harmed. We may be required to spend significant resources to monitor our intellectual property rights, we may not be able to detect infringement of these rights and may lose our competitive advantages associated with our intellectual property rights before we do so. In addition, competitors may design around our technology or develop competing technologies that do not infringe on our proprietary rights.

        WE MAY BE SUBJECT TO INTELLECTUAL PROPERTY CLAIMS, WHICH COULD BE COSTLY AND TIME CONSUMING AND COULD DIVERT OUR MANAGEMENT AND KEY PERSONNEL FROM OUR BUSINESS OPERATIONS.

        In producing our power sources and other components for implantable medical devices, third parties may claim that we are infringing their intellectual property rights, and we may be found to have infringed those intellectual property rights. While we do not believe that any of our products infringe the intellectual property rights of third parties, we may be unaware of intellectual property rights of others that may be used in our technology and products. In addition, third parties may claim that our patents have been improperly granted and may seek to invalidate our existing or future patents. Although we do not believe that any of our active patents should be subject to invalidation, if any claim for invalidation prevailed, the result could be greatly expanded opportunities for third parties to manufacture and sell products which compete with our products. We also typically do not receive significant indemnification from parties which license technology to us against third party claims of intellectual property infringement. Any litigation or other challenges regarding our patents or other intellectual property could be costly and time consuming and could divert our management and key personnel from our business operations. The complexity of the technology involved in producing our power sources and other components for implantable medical devices, and the uncertainty of intellectual property litigation increase these risks. Claims of intellectual property infringement might also require us to enter into costly royalty or license agreements. However, we may not be able to obtain royalty or license agreements on terms acceptable to us, or at all. We also may be subject to significant damages or injunctions against development and sale of our products. Infringement claims, even if not substantiated, could result in significant legal and other costs and may be a distraction to management.

        IF WE BECOME SUBJECT TO PRODUCT LIABILITY CLAIMS, OUR EARNINGS AND FINANCIAL CONDITION COULD SUFFER.

        The manufacture and sale of our products expose us to potential product liability claims and product recalls, including those which may arise from misuse or malfunction of, or design flaws in, our products or use of our products with components or systems not manufactured or sold by us. Provisions contained in our agreements with key customers attempting to limit our damages, including provisions to limit damages to liability for gross negligence, may not be enforceable in all instances or may otherwise fail to protect us from liability for damages. Product liability claims or product recalls, regardless of their ultimate outcome, could require us to spend significant time and money in litigation or otherwise or require us to pay significant damages. The occurrence of product liability claims or product recalls could cause our earnings and financial condition to suffer.

        We carry product liability insurance coverage which is limited in scope and amount. Our management believes that our insurance coverage is adequate given the risks we face. We cannot assure you that we will be able to maintain this insurance or to do so at reasonable cost and on reasonable terms. We also cannot assure you that this insurance will be adequate to protect us against a product liability claim that arises in the future.

        WE ARE DEPENDENT UPON OUR SENIOR MANAGEMENT TEAM AND KEY PERSONNEL AND THE LOSS OF ANY OF THEM COULD SIGNIFICANTLY HARM US.

        Our future performance depends to a significant degree upon the continued contributions of our senior management team and key technical personnel. Our products are highly technical in nature. In general, only highly qualified and trained scientists have the necessary skills to develop our power sources and other products. The loss or unavailability to us of any member of our senior management team or a key technical employee could significantly harm us. We face intense competition for these professionals from our competitors, our customers and other companies operating in our industry. To the extent that the services of members of our senior management team and key technical personnel would be unavailable to us for any reason, we would be required to hire other personnel to manage and operate our company and to develop our products and technology. We cannot assure you that we would be able to locate or employ such qualified personnel on acceptable terms.

        WE MAY NOT BE ABLE TO ATTRACT, TRAIN AND RETAIN A SUFFICIENT NUMBER OF QUALIFIED PROFESSIONALS TO MAINTAIN AND GROW OUR BUSINESS.

        Our success will depend in large part upon our ability to attract, train, retain and motivate highly-skilled employees and management. There is currently aggressive competition for employees who have experience in technology and engineering that is used in manufacturing and producing power sources and other components for implantable medical devices. We compete intensely with other companies to recruit and hire from this limited pool. The industries in which we compete for employees are characterized by high levels of employee attrition. Although we believe we offer competitive salaries and benefits, we may have to increase spending in order to retain personnel. In 1999, we temporarily reduced salaries companywide by 10% and later restored salaries to their original levels. In connection with these salary reductions, we implemented various measures to retain our existing employees, including granting stock options to some of our key employees to compensate for the temporary 10% reduction in salaries. If a number of our employees resign from our company to join or form a competitor, the loss of these employees and any resulting loss of existing or potential clients to a competitor could harm our business, financial condition and results of operations. Any inability to attract, train, retain and motivate employees and management would cause our business, financial condition and results of operations to suffer.

        WE MAY FACE COMPETITION FROM ONE OF OUR PRINCIPAL CUSTOMERS THAT COULD HARM OUR BUSINESS AND WE MAY BE UNABLE TO COMPETE SUCCESSFULLY AGAINST NEW ENTRANTS AND ESTABLISHED COMPANIES WITH GREATER RESOURCES.

        Competition in connection with the manufacturing of power sources for implantable medical devices may intensify in the future. One or more of our customers that manufactures implantable medical devices may undertake additional vertical integration initiatives and begin to manufacture some or all of their power source needs. Although Medtronic manufactures its own lithium batteries for its pacemakers and ICDs, to date, to our knowledge, Medtronic has not sold batteries to third parties. In 1999, Medtronic introduced a new ICD that reduced the number of batteries from two to one and caused us to lose some unit volume in 1999 and 2000. If Medtronic were to begin selling power sources for implantable medical devices to third parties, our revenues could be harmed. As the implantable medical device industry continues to consolidate, this risk will intensify. Many of our potential implantable power source and component competitors, which include some of our customers, have greater name recognition, longer operating histories, larger customer bases, longer customer relationships and greater financial, technical, personnel and marketing resources than our company.

        The market for commercial power sources is competitive, fragmented and subject to rapid technological change. Many other commercial power source suppliers are larger and have greater financial, operational, personnel, sales, technical and marketing resources than our company. These and other companies may develop products that are superior to ours, which could cause our results of operations to suffer.

        ACCIDENTS AT ONE OF OUR FACILITIES COULD DELAY PRODUCTION AND ADVERSELY AFFECT OUR OPERATIONS.

        Our business involves complex manufacturing processes and hazardous materials that can be dangerous to our employees. Although we employ safety procedures in the design and operation of our facilities and we have not experienced any serious accidents or deaths, there is a risk that an accident or death could occur in one of our facilities. Any accident, such as a chemical spill, could result in significant manufacturing delays or claims for damages resulting from injuries, which would harm our operations and financial condition. The potential liability resulting from any such accident or death, to the extent not covered by insurance, could cause our business to suffer. Any disruption of operations at any of our facilities could harm our business.

        IF WE ARE NOT SUCCESSFUL IN MAKING ACQUISITIONS TO EXPAND AND DEVELOP OUR BUSINESS, OUR FINANCIAL RESULTS MAY SUFFER.

        A component of our strategy is to make selective acquisitions that complement our core competencies in technology and manufacturing to enable us to manufacture and sell additional products to our existing customers and to expand our business into related markets. For example, in August 1998, we acquired Hittman and in August 2000, we acquired BEI. Our continued growth will depend on our ability to identify and acquire companies that complement or enhance our business on acceptable terms. We may not be able to identify or complete future acquisitions. Some of the risks that we may encounter include expenses associated with, and difficulties in identifying, potential targets, the costs associated with incomplete acquisitions and higher prices for acquired companies because of competition for attractive acquisition targets. Our failure to acquire additional companies could cause our financial results to suffer.

        WE MAY MAKE ACQUISITIONS THAT COULD SUBJECT US TO A NUMBER OF OPERATIONAL RISKS AND WE MAY NOT BE SUCCESSFUL IN INTEGRATING COMPANIES WE ACQUIRE INTO OUR EXISTING OPERATIONS.

        We expect to make selective acquisitions that complement our core competencies in technology and manufacturing to enable us to manufacture and sell additional products to our existing customers and to expand our business into related markets. However, implementation of our acquisition strategy entails a number of risks, including:

• inaccurate assessments of undisclosed liabilities;

• diversion of our management's attention from our core businesses;

• potential loss of key employees or customers of the acquired businesses;

• difficulties in integrating the operations and products of an acquired business or in realizing projected efficiencies and cost savings; and

• increases in our indebtedness and a limitation in our ability to access additional capital when needed.

        WE INTEND TO EXPAND INTO NEW MARKETS AND OUR PROPOSED EXPANSION PLANS MAY NOT BE SUCCESSFUL.

        We intend to expand into new markets through the development of new product applications based on our existing component technologies. These efforts have required, and will continue to require, us to make substantial investments, including significant research, development and engineering expenditures and capital expenditures for new, expanded or improved manufacturing facilities. We cannot assure you that we will be able to successfully manage expansion into new markets and products or that these efforts will not have an adverse impact on our business. Specific risks in connection with expanding into new markets include the inability to transfer our quality standards into new products, the failure of customers in new markets to accept our products and price competition.

        OUR FAILURE TO OBTAIN LICENSES FROM THIRD PARTIES FOR NEW TECHNOLOGIES OR THE LOSS OF THESE LICENSES COULD IMPAIR OUR ABILITY TO DESIGN AND MANUFACTURE NEW PRODUCTS.

        We occasionally license technologies from third parties rather than depending exclusively on our own proprietary technology and developments. For example, we license wet tantalum technology from the Evans Capacitor Company to produce our capacitors. Our ability to license new technologies from third parties is and will continue to be critical to our ability to offer new and improved products. We cannot assure you that we will be able to continue to identify new technologies developed by others and even if we are able to identify new technologies, we may not be able to negotiate licenses on favorable terms, or at all. Additionally, we could lose rights granted under licenses for reasons beyond our control. For example, the licensor could lose patent protection for a number of reasons, including invalidity of the licensed patent.

        WE AND OUR CUSTOMERS ARE SUBJECT TO VARIOUS POLITICAL, ECONOMIC AND REGULATORY CHANGES IN THE HEALTHCARE INDUSTRY WHICH COULD FORCE US TO MAKE MODIFICATIONS TO HOW WE DEVELOP AND PRICE OUR PRODUCTS.

        The healthcare industry is highly regulated and is influenced by changing political, economic and regulatory factors. Several of our product lines are subject to international, federal, state and local health and safety, packaging and product content regulations. In addition, implantable medical device products produced by our healthcare customers are subject to regulation by the FDA and similar international agencies. These regulations govern a wide variety of product activities from design and development to labeling, manufacturing, promotion, sales and distribution. Compliance with these regulations may be time consuming, burdensome and expensive and could negatively affect our customers’ abilities to sell their products, which in turn would adversely affect our ability to sell our products. This may result in higher than anticipated costs or lower than anticipated revenues.

        These regulations are also complex, change frequently and have tended to become more stringent over time. Federal and state legislatures have periodically considered programs to reform or amend the U.S. healthcare system at both the federal and state levels. In addition, these regulations may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates or otherwise change the environment in which healthcare industry participants operate. We may be required to incur significant expenses to comply with these regulations or remedy past violations of these regulations. Any failure by our company to comply with applicable government regulations could also result in cessation of portions or all of our operations, impositions of fines and restrictions on our ability to carry on or expand our operations. In addition, because many of our products are sold into regulated industries, we must comply with additional regulations in marketing our products.

        OUR BUSINESS IS SUBJECT TO ENVIRONMENTAL REGULATIONS THAT COULD BE COSTLY FOR OUR COMPANY TO COMPLY WITH.

        Federal, state and local regulations impose various environmental controls on the manufacturing, transportation, storage, use and disposal of power sources and hazardous chemicals and other materials used in the manufacturing of power sources. We cannot assure you that conditions relating to our historical operations which may require expenditures for clean-up will not arise in the future or that changes in environmental laws and regulations will not impose costly compliance requirements on us or otherwise subject us to future liabilities. We also cannot assure you that additional or modified regulations relating to the manufacture, transportation, storage, use and disposal of materials used to manufacture our power sources or restricting disposal of power sources will not be imposed. In addition, we cannot predict the effect that additional or modified regulations may have on us or our customers.

        CONSOLIDATION IN THE HEALTHCARE INDUSTRY COULD HAVE AN ADVERSE EFFECT ON OUR REVENUES AND RESULTS OF OPERATIONS.

        Many healthcare industry companies are consolidating to create new companies with greater market power. As the healthcare industry consolidates, competition to provide products and services to industry participants will become more intense. These industry participants may try to use their market power to negotiate price concessions or reductions for our products. If we are forced to reduce our prices because of consolidation in the healthcare industry, our revenues would decrease and our results of operations would suffer.

        OUR BUSINESS IS INDIRECTLY SUBJECT TO HEALTHCARE INDUSTRY COST CONTAINMENT MEASURES THAT COULD RESULT IN REDUCED SALES OF OUR PRODUCTS.

        Our healthcare customers rely on third party payors, such as government programs and private health insurance plans, to reimburse some or all of the cost of the procedures in which our products are used. The continuing efforts of government, insurance companies and other payors of healthcare costs to contain or reduce those costs could lead to patients being unable to obtain approval for payment from these third party payors. If that occurred, sales of implantable medical devices may decline significantly, and our customers may reduce or eliminate purchases of our products. The cost containment measures that healthcare providers are instituting, both in the United States and internationally, could harm our ability to operate profitably.

        OUR COMMERCIAL POWER SOURCE REVENUES ARE DEPENDENT ON CONDITIONS IN THE OIL AND NATURAL GAS INDUSTRY, WHICH HISTORICALLY HAS BEEN VOLATILE.

        Sales of our commercial power sources depend to a great extent upon the condition of the oil and gas industry and, specifically, the exploration and production expenditures of oil and gas companies. In the past, oil and natural gas prices have been volatile and the oil and gas exploration and production industry has been cyclical, and it is likely that oil and natural gas prices will continue to fluctuate in the future. The current and anticipated prices of oil and natural gas influence the oil and gas exploration and production business and are affected by a variety of political and economic factors beyond our control, including worldwide demand for oil and natural gas, worldwide and domestic supplies of oil and natural gas, the ability of the Organization of Petroleum Exporting Countries, or OPEC, to set and maintain production levels and pricing, the level of production of non-OPEC countries, the price and availability of alternative fuels, political stability in oil producing regions and the policies of the various governments regarding exploration and development of their oil and natural gas reserves. An adverse change in the oil and gas exploration and production industry or a reduction in the exploration and production expenditures of oil and gas companies could cause our revenues from commercial power sources to suffer.

ITEM 2.

  PROPERTIES

        Our executive offices are located in Clarence, New York. The building that houses our executive offices also contains warehouse operations, a variety of support services and capacity for light manufacturing or laboratory space.

        The following table sets forth information about all of our principal manufacturing or testing facilities:

Location                      Sq. Ft.    Own/Lease     Use
--------                      -------    ---------     ---
Clarence, NY(1)............    70,453     Own          Battery manufacturing, development
Clarence, NY(2)............    20,800     Own          Machining and assembly of components
Clarence, NY(2)............    18,550     Lease        Machining and assembly of components
Clarence, NY...............    45,305     Lease        Offices and warehouse
Wheatfield, NY.............     2,600     Lease        Battery testing
Cheektowaga, NY............    23,812     Lease        Capacitor manufacturing
Canton, MA(1)..............    32,000     Own          Battery manufacturing, development
Columbia, MD...............    30,000     Lease        Feedthroughs, electrodes and
                                                       components manufacturing
_________

(1)   Commercial power source revenues are generated from these facilities.

(2)   We own and rent space in part of the same facility.

We believe these facilities are adequate for our current and foreseeable purposes and that additional space will be available when needed.

ITEM 3.  LEGAL PROCEEDINGS

        We are involved in various lawsuits and claims incidental to our business. In the opinion of our management, the ultimate liabilities, if any, resulting from these lawsuits and claims will not materially affect our financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

        The company’s common stock is traded on the New York Stock Exchange, or NYSE, under the symbol “GB”. The common stock began trading on the NYSE on September 29, 2000 following our initial public offering. The following table sets forth, for the periods indicated, the high and low closing prices per share for the common stock as reported on the NYSE Composite Tape.

                                        Year Ended December 29, 2000
                                        ----------------------------
                                          High               Low
                                          ----               ---
Third Quarter                           $22.88             $22.88
(commencing September 29, 2000)
Fourth Quarter                           29.88              21.75

        As of March 26, 2001, there were 127 record holders of the company’s common stock.

        We do not intend to pay cash dividends in the foreseeable future. We currently intend to retain any earnings to further develop and grow our business and to reduce our indebtedness. We are a holding company and are dependent on distributions from our subsidiaries to meet our cash requirements. The terms of the credit agreement governing our credit facility restrict the ability of our subsidiaries to make distributions to us and, consequently, restrict our ability to pay dividends on our common stock.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

        The following table provides selected financial data of the company for the periods indicated. You should read the selected consolidated financial data set forth below in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and with our consolidated financial statements and related notes appearing elsewhere in this report. The consolidated statement of operations data for the years ended January 1, 1999, December 31, 1999 and December 29, 2000 and the consolidated balance sheet data at December 31, 1999 and December 29, 2000 have been derived from our financial statements and related notes appearing elsewhere in this report which have been audited by Deloitte & Touche LLP, independent auditors. The statement of operations data for year ended December 31, 1996, the period from January 1, 1997 to July 10, 1997 and the period from July 11, 1997 to January 2, 1998 and the balance sheet data at December 31, 1996, January 2, 1998 and January 1, 1999 have been derived from our audited financial statements and related notes not included in this report which have been audited by Deloitte & Touche LLP, independent auditors.

                                          Wilson Greatbatch Ltd. (1)                Wilson Greatbatch Technologies, Inc.
                                          ---------------------------  --------------------------------------------------------
                                                                                                      Year Ended
                                                                                        ---------------------------------------
                                         Year Ended   January 1, 1997  July 11, 1997    January 1,   December 31,   December 29,
                                          December          to               to          1999 (2)        1999          2000
                                          31, 1996     July 10, 1997   January 2, 1998
Consolidated Statement of                                               (In thousands, except per share data)
  Operations Data:

Total revenues                              $51,390       $30,468         $27,193          $77,361      $79,235       $97,790
Cost of goods sold                           26,070        14,922          12,241           36,454       41,057        55,446
                                             ------        ------          ------           ------       ------        ------
Gross profit                                 25,320        15,546          14,952           40,907       38,178        42,344
Selling, general and administrative
                                             10,356         6,729           5,412           11,484        9,880        11,473
Research, development and engineering
                                              7,951         4,400           4,619           12,190        9,339         9,941
 Intangible amortization                         --            --           1,810            5,197        6,510         6,530
Transaction related expenses
                                                 --        11,097              --               --           --           --
Write-off of purchased in-process
research, development and engineering            --            --          23,779               --           --           --
                                          ---------     ---------          ------       ----------     ---------     --------
                                              7,013        (6,680)        (20,668)          12,036       12,449        14,400
Interest expense                                388           252           4,128           10,572       13,420        12,958
Other                                         (124)          (117)             74              364        1,343          (189)
                                              -----         -----              --              ---        -----         -----
Income (loss) before income taxes
                                              6,749        (6,815)        (24,870)           1,100       (2,314)        1,631
Income tax expense (benefit)(3)                 157         1,053          (9,468)             410         (605)          611

Extraordinary loss on retirement of debt         --            --              --               --           --        (1,568)
Cumulative effect of accounting change           --            --              --               --         (563)           --
                                          ---------     ---------       ---------        ---------      -------      --------
Net income (loss)                            $6,592       $(7,868)       $(15,402)            $690      $(2,272)        $(548)
                                          =========     =========       =========        =========      =======      ========
Net earnings (loss) per share(4):
Basic                                          $732         $(874)         $(1.74)           $0.07       $(0.18)       $(0.04)
Diluted                                        $732         $(874)         $(1.74)           $0.06       $(0.18)       $(0.04)
Weighted average shares outstanding(4):
Basic                                             9             9           8,855           10,461       12,491        14,167
Diluted                                           9             9           8,855           10,677       12,491        14,434

Consolidated Balance Sheet Data:
Total assets                                $32,462           N/A        $111,709         $194,390     $189,779      $181,647
Long -term obligations                        5,150           N/A          72,714          129,563      127,623        30,951
Total liabilities                            15,548           N/A          83,470          148,795      143,372        45,813
Total stockholders'  equity                  16,914           N/A          28,239           45,595       46,407       135,834

(1)  The financial data for periods prior to July 11, 1997 relate to Wilson Greatbatch Ltd., our predecessor.

(2)  In August 1998, we acquired the assets and liabilities of Hittman. These figures include the results of operations of Hittman from August 8, 1998 to January 1, 1999.

(3)  Wilson Greatbatch Ltd., our predecessor, incurred minimal state taxes as a former subchapter S corporation. The federal and state taxes for the period from January 1, 1997 to July 10, 1997 are directly attributable to our acquisition of our predecessor in July 1997.

(4)  We calculate basic earnings per share by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. We calculate diluted earnings (loss) per share by adjusting for common stock equivalents, which consist of stock options. During the period from July 11, 1997 to January 2, 1998 and the year ended December 31, 1999, there were options to purchase 0 and 246 shares of common stock, respectively, that were not included in the computation of diluted earnings per share because to do so would be antidilutive for those periods. Diluted earnings per share for all other periods include the potentially dilutive effect of stock options.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        YOU SHOULD READ THE FOLLOWING DISCUSSION AND ANALYSIS OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS REPORT.

OVERVIEW

        We are a leading developer and manufacturer of power sources, feedthroughs and wet tantalum capacitors used in implantable medical devices. We also develop and manufacture other precision-engineered components used in implantable medical devices. We leverage our core competencies in technology and manufacturing to develop and produce power sources for commercial applications that demand high performance and reliability. These applications include aerospace, oil and gas exploration and oceanographic equipment.

        In August 2000, we acquired all of the capital stock of BEI, a small specialty battery manufacturer, from Hitachi-Maxell, Ltd. in exchange for 339,856 shares of our common stock and assumption of approximately $2.7 million of indebtedness. The acquisition was accounted for as a purchase. The excess of the acquisition cost over the fair value of the net assets acquired was $0.8 million, all of which was allocated to goodwill.

        In October 2000, we completed our initial public offering. We sold 5,750,000 shares of common stock at a price of $16.00 per share and received net proceeds of $84.0 million. All net proceeds were used to prepay a portion of our senior debt.

        We derive revenues from the sale of medical and commercial products. Our medical revenues consist of sales of implantable power sources, capacitors and components. Our commercial revenues consist of sales of commercial power sources.

        Our implantable power source revenues are derived from sales of batteries for pacemakers, ICDs and other implantable medical devices. We also record royalties as implantable power source revenues for licenses we have granted to others for the manufacture of batteries using designs and processes patented by us. Our capacitor revenues are derived from sales of our wet tantalum capacitors, which we developed for use in ICDs. Our components revenues are derived from sales of feedthroughs, electrodes and other precision components principally used in pacemakers and ICDs. We also sell our components for use in other implantable medical devices. Our commercial power sources revenues are derived primarily from sales of batteries for use in oil and gas exploration. We also supply batteries to NASA for its space shuttle program and other similarly-demanding commercial applications.

        Our fiscal year ends on the closest Friday to December 31. Accordingly, our fiscal year will periodically contain more or less than 365 days. For example, fiscal 1998 ended on January 1, 1999, fiscal 1999 ended on December 31, 1999 and fiscal 2000 ended on December 29, 2000. Our fiscal quarters are three-month periods that end on the Friday closest to the end of the applicable calendar quarter.

FISCAL 2000 COMPARED TO FISCAL 1999

        REVENUES

        Total revenues for 2000 were $97.8 million, an $18.6 million, or 23%, increase from $79.2 million for 1999. The growth in revenues was primarily due to sales of our line of wet tantalum capacitors, which were launched commercially in the fourth quarter of 1999, and the inclusion of revenues from BEI since its acquisition in August 2000.

        Medical. Total medical revenues for 2000 were $83.8 million, a $14.6 million, or 21%, increase from $69.2 million for 1999. Implantable power source revenues for 2000 were $41.3 million, a $0.8 million, or 2%, increase from $40.5 million for 1999. This increase was primarily due to higher pacemaker battery sales as a result of an increase in pacemaker device sales by our customers, both foreign and domestic. This increase was partially offset due to an industry-wide design change in ICDs that resulted in ICDs using one battery instead of two. This conversion began in mid-1999 and was substantially complete by the third quarter of 2000. Capacitor revenues for 2000 were $12.6 million, a $10.3 million increase from $2.3 million for 1999. This increase was primarily due to initial commercial sales of our new wet tantalum capacitors beginning in the fourth quarter of 1999. Medical components revenues for 2000 were $29.9 million, a $3.5 million, or 13%, increase from $26.4 million for 1999. This increase was primarily due to the sale of a greater number of implantable medical devices by our customers, as well as our sales of a broader range of components in 2000 when compared with 1999.

        Commercial. Commercial power sources revenues increased 40% to $14.0 million compared to $10.0 million for 1999. The higher revenues were primarily related to the inclusion of revenues from the BEI acquisition that was completed in August 2000.

        GROSS PROFIT

        Gross profit for 2000 was $42.3 million, a $4.2 million, or 11%, increase from $38.2 million for 1999. As a percentage of total revenues, gross profit for 2000 declined to 43.3% from 48.2% for 1999. This decrease was primarily due to a lower percentage of total revenues from established product lines such as implantable power sources, with no accompanying start-up costs, versus a higher percentage of total revenues from newer products, with accompanying high start-up costs, such as capacitors. In addition, sales of lower margin products, such as medical components and commercial power sources, have increased at a faster rate than have sales of historically higher margin implantable power sources.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

        Selling, general and administrative expenses for 2000 were $11.5 million, a $1.6 million, or 16%, increase from $9.9 million in 1999. The increase in selling, general and administrative expenses is primarily due to the inclusion of such expenses from BEI since its acquisition in August 2000, wage increases in 2000 as compared to wage decreases in 1999 and the accrual of incentive compensation in 2000 whereas there were no such accruals in 1999. As a percentage of total revenues, selling, general and administrative expenses were 11.8% and 12.5% in 2000 and 1999, respectively. The increase in total revenues mitigated the increase in selling, general and administrative expenses as a percentage of revenues.

        RESEARCH, DEVELOPMENT AND ENGINEERING EXPENSES

        We remain committed to investing in the development of new products and in enhancing the performance of our existing products. Research, development and engineering expenses for 2000 were $9.9 million, a $0.6 million, or 6%, increase from $9.3 million for 1999. Payments received from customers for the development of proprietary battery models are recorded as an offset to research, development and engineering expenses. Such payments totaled $3.2 million and $2.5 million in 2000 and 1999, respectively. As a percentage of total revenues, research, development and engineering expenses before such payments for 2000 declined to 13.4% from 15.0% for 1999. This decrease was primarily due to the rapid growth in capacitor sales and the growth in revenues of products that historically have not required significant research, development and engineering expenses, such as medical components and commercial power sources. Major areas of development are rechargeable lithium ion batteries and new battery systems for advanced ICD applications.

        OTHER OPERATING EXPENSES

        Intangible amortization was $6.5 million for 2000 and 1999. Interest expense for 2000 was $13.0 million, a decrease of $0.5 million, or 3%, from $13.4 million for 1999. This decrease was due to the use of net proceeds from our initial public offering to prepay $84.0 million of our senior debt. Miscellaneous income of $0.2 million in 2000 compares with miscellaneous expense of $1.3 million in 1999. In 2000, we sold interest rate cap agreements, which were no longer needed due to the prepayment of our senior debt, for a gain of $0.2 million. In 1999, we wrote down by $0.9 million the carrying value of our investment in an unaffiliated company.

        PROVISION FOR INCOME TAXES

        Our effective tax rate increased to 37% for 2000 from 26% for 1999. This increase was primarily due to the decrease in state tax credits available to us for 2000 as compared to 1999.

        EXTRAORDINARY CHARGE

        In addition to the $84.0 million prepayment of our senior debt with the net proceeds of our initial public offering, we redeemed a portion of our subordinated debt. These two transactions resulted in an extraordinary charge, net of tax, of $1.6 million in 2000. The charge relates to the write-off of fees and other expenses incurred to establish the original debt financing.

        NET LOSS

        Our net loss for 2000 narrowed to ($0.5) million from a net loss of ($2.3) million in 1999. The reduction in net loss was primarily due to an increase in gross profit. The net loss per share was ($0.04) for 2000, assuming dilution, and ($0.18) for 1999.

FISCAL 1999 COMPARED TO FISCAL 1998

        REVENUES

        Total revenues for 1999 were $79.2 million, a $1.9 million, or 2%, increase from $77.4 million for 1998.

        Medical. Total medical revenues for 1999 were $69.2 million, a $4.7 million, or 7%, increase from $64.5 million for 1998. Implantable power source revenues for 1999 were $40.5 million, a $9.9 million, or 20%, decrease from $50.3 million for 1998. This decrease was primarily due to a 1999 industry-wide design change in ICDs that reduced the number of batteries from two to one and the loss of market share by our ICD battery customers as a result of the introduction of a new ICD by Medtronic. Medtronic manufactured its own power sources for this ICD. This decrease was also due to a reduction in pacemaker battery demand resulting from Guidant’s acquisition and subsequent closure of operations of Sulzer Intermedics, which previously purchased batteries from us. This decrease was partially offset by the successful launch of a new pacemaker by one of our customers and increased demand and orders from one of our customers that secured a government contract for pacemakers. Capacitor revenues for 1999 were $2.3 million, a $2.2 million increase from $0.1 million for 1998. This increase resulted primarily because we began selling our new wet tantalum capacitors commercially in the fourth quarter of 1999. Medical components revenues for 1999 were $26.4 million, a $12.4 million, or 89%, increase from $14.0 million for 1998. This increase was primarily due to the inclusion of a full year of operations from our Hittman acquisition and the sale of a greater number of implantable medical devices by our customers.

        Commercial. Commercial power source revenues for 1999 were $10.0 million, a $2.9 million, or 22%, decrease from $12.9 million for 1998. This decrease was primarily due to continued weakness in the oil and gas industry.

        GROSS PROFIT

        Gross profit for 1999 was $38.2 million, a $2.7 million, or 7%, decrease from $40.9 million for 1998. As a percentage of revenues, gross profit for 1999 declined to 48% from 53% in 1998. The decrease in implantable power source gross profit amounted to 9% of revenue, while capacitor start-up costs totaled 6% of revenue.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

        Selling, general and administrative expenses for 1999 were $9.9 million, a $1.6 million, or 14%, decrease from $11.5 million for 1998. As a percentage of revenues, selling, general and administrative expenses for 1999 declined to 12% from 15% in 1998. These decreases were due to a temporary reduction in salaries, the deferral of annual merit increases, a reduction in incentive compensation, a general cutback in discretionary expenses and a reduction in the number of our employees.

        The temporary reduction in salaries was in effect from April 1999 through December 1999 and reduced selling, general and administrative expenses by $0.3 million in 1999. The reduction in incentive compensation, including both management bonuses and broad-based profit sharing, reduced expenses by $1.0 million compared to 1998. Discretionary expenses in 1999 were $0.3 million lower than in 1998. Three employees accounted for in selling, general and administrative expenses were terminated as part of the 1999 cost reductions, with total cost savings of less than $0.1 million, net of severance benefits.

        RESEARCH, DEVELOPMENT AND ENGINEERING EXPENSES

        Research, development and engineering expenses for 1999 were $9.3 million, a $2.9 million, or 23%, decrease from $12.2 million for 1998. As a percentage of total revenues, research, development and engineering expenses in 1999 declined to 12% from 16% in 1998. Beginning in 1999, as we anticipated achieving production volumes of our capacitors, we accounted for costs associated with our capacitor program as cost of goods sold, selling, general and administrative expenses and research, development and engineering expenses. In prior years, these costs were recognized only as research, development and engineering expenses. This had the effect of lowering research, development and engineering expenses in 1999 by $1.4 million as compared to 1998. In addition, in 1999, we had no research, development and engineering expenses for Greatbatch Scientific, one of our product lines, which we sold in 1998. The amount of the decrease in research, development and engineering expenses resulting from the sale of Greatbatch Scientific was $0.8 million. Greatbatch Scientific was a developer of battery-powered surgical tools that were magnetic resonance imaging, or MRI, compatible and incurred $0.8 million in research, development and engineering expenses in 1998.

        Costs were also reduced in 1999 for the same programs as were discussed above under the caption “Selling, General and Administrative Expenses.” The temporary reduction in salaries reduced costs in 1999 by $0.3 million. The reduction in incentive compensation reduced expenses by $0.6 million. Four employees accounted for in research, development and engineering expenses were terminated as part of the 1999 cost reductions, with total cost savings of $0.1 million, net of severance benefits. Non-refundable engineering fees, which serve to offset expenses, declined by $0.3 million in 1999 compared to 1998.

        OTHER OPERATING EXPENSES

        Intangible amortization expense for 1999 was $6.5 million, an increase of $1.3 million, or 25%, from $5.2 million in 1998. This increase was primarily due to incurring a full year of amortization of intangible assets associated with the Hittman acquisition in 1998. Interest expense was $13.4 million in 1999, an increase of $2.8 million, or 27%, from $10.6 million in 1998. This increase was due to the combination of a full year of interest expense in 1999 related to the 1998 acquisition of Hittman and higher interest rates in 1999 as compared to 1998. Other expense was $1.3 million in 1999, an increase of $0.9 million from $0.4 million in 1998. The increase resulted primarily from a write down of our investment in an unaffiliated company that we acquired in conjunction with our sale of Greatbatch Scientific.

        PROVISION FOR INCOME TAXES

        Our effective tax rate declined to 26% in 1999 from 37% in 1998. Our recapture of federal alternative minimum tax credits at a 20% tax rate resulted in a rate differential of 15% from the federal statutory rate. We also benefited from state tax credits.

        NET INCOME (LOSS)

        Net loss was ($2.3) million for 1999, a $3.0 million decrease from net income of $0.7 million for 1998. This decrease was primarily due to an increase in cost of goods sold and higher other expenses, as described above, as well as the nonrecurring cumulative effect of an accounting change which resulted in a charge of $0.6 million, net of taxes. The net loss per share was $(0.18) in 1999, compared with net income per share of $0.06 in 1998, both assuming dilution.

LIQUIDITY AND CAPITAL RESOURCES

        We strengthened our financial position in 2000 through the successful completion of our initial public offering. All of the net proceeds from the initial public offering were used to pay down a portion of our senior debt. We used the proceeds from a private sale of our stock prior to the IPO to pay off the debt we assumed in conjunction with our purchase of BEI. We also redeemed $5.0 million of our 13% senior subordinated notes. As a consequence, our debt to equity ratio fell to 25% at December 29, 2000 as compared to 287% at December 31, 1999. To further enhance our financial position, in January 2001 we restructured our remaining long-term debt.

        LIQUIDITY

        As of December 29, 2000, we had minimal cash and cash equivalents due to the prepayments of our debt. Cash provided by operating activities in 2000 was $18.2 million compared to $9.0 million and $9.1 million in 1999 and 1998, respectively. The increase in cash provided by operating activities in 2000 when compared to 1999 was primarily due to an increase in operating income, the receipt of refunds from state tax credits and previously-paid income taxes and a reduction in net operating assets. Cash provided by operating activities declined in 1999 as from 1998 levels primarily due to a net loss in 1999 compared to net income of $0.7 million in 1998, offset by higher non-cash charges in 1999.

        Cash used in investing activities was $3.4 million, $8.8 million and $83.4 million for 2000, 1999 and 1998, respectively. Capital expenditures were $4.5 million, $8.5 million and $6.2 million for 2000, 1999 and 1998, respectively. Our acquisition of Hittman significantly impacted cash used in investing activities in 1998.

        Cash used in financing activities was $18.6 million and $0.4 million in 2000 and 1999, respectively compared with cash provided by financing activities of $76.1 million in 1998. In 2000, we used the proceeds from our initial public offering and cash generated by operating activities to prepay or make regularly scheduled payments of $94.8 million on our senior debt, including our revolving line of credit. We redeemed $5.0 million of our 13% subordinated notes and purchased $2.0 million of our common stock, which we currently hold as treasury shares, from the holder of the redeemed notes. The stock was valued at the initial public offering price of $16.00 per share. In 2000, we also sold $3.0 million of our stock to the previous owner of BEI and used these proceeds to pay off the $2.7 million in debt we assumed in the BEI acquisition. Cash provided by financing activities in 1999 and 1998 was primarily the result of transactions related to our acquisition of Hittman and debt repayments.

        We believe that cash generated from operations will be sufficient to meet our working capital needs and planned capital expenditures for the near term. Capital expenditures for 2001 are expected to be approximately $8.2 million, of which approximately $2.9 million will be for capital supporting new product development. Should suitable investment opportunities arise during fiscal 2001, we believe that our earnings, cash flows and balance sheet will permit us to obtain additional debt or equity capital, if necessary. There can be no assurance, however, that additional financing will be available to us or, if available, that it can be obtained on a timely basis or on terms acceptable to us.

        CAPITAL STRUCTURE

        Our capital structure consists of interest-bearing debt and equity. Interest-bearing debt as a percentage of our total capitalization decreased to 20% at December 29, 2000 compared to 74% at December 31, 1999, primarily due to the use of the net proceeds from our initial public offering to pay down a portion of our senior debt. Our long-term debt at December 29, 2000 consisted of subordinated notes and senior debt. Senior debt was comprised of Term A and Term B loans and a $20.0 million revolving line of credit.

        In January 2001, we entered into a $60.0 million credit facility consisting of a $40.0 million term loan and a $20.0 million revolving line of credit. Both the term loan and the revolving line of credit have a term of five years and mature on January 1, 2006. The new credit agreement is secured by our accounts receivable and inventories and requires us to comply with various quarterly financial covenants related to EBITDA, as defined in the credit agreement, and ratios of leverage, interest and fixed charges as they relate to EBITDA. Both the term loan and revolving line of credit bear interest at a rate that varies with our level of leverage. At current leverage levels, the applicable interest rates for both the term loan and the revolving line of credit are prime less 1.0% or the London Interbank Offered Rate, or LIBOR, plus 1.25%, at our option. At March 1, 2001, the weighted average interest rate for the term loan was 6.8%, and there was $0.5 million outstanding under the revolving line of credit.

        We used the proceeds from the new term loan to pay off the remaining senior debt and the senior subordinated notes that were outstanding as of December 29, 2000, plus accrued interest and a call premium. At that date, there was $18.3 million principal amount outstanding under our 13% senior subordinated notes, $6.2 million outstanding under our Term A loan facility and $9.0 million outstanding under our Term B loan facility. There were no amounts outstanding under the revolving line of credit. At December 29, 2000, the weighted average interest rate for our Term A loans was 10.3% and the weighted averaged interest rate for our Term B loans was 10.5%. Associated with this debt prepayment was an extraordinary charge recorded in the first quarter of 2001 in the amount of $3.0 million, net of tax.

INFLATION

        We do not believe that inflation has had a significant effect on our operations to date.

NEW ACCOUNTING PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 2000, the FASB issued SFAS No. 138, which amends certain provisions of SFAS 133 to clarify four areas causing difficulties in implementation. The amendment included expanding the normal purchase and sale exemption for supply contracts, permitting the offsetting of certain intercompany foreign currency derivatives and thus reducing the number of third party derivatives, permitting hedge accounting for foreign-currency denominated assets and liabilities, and redefining interest rate risk to reduce sources of ineffectiveness. We adopted SFAS No. 133 effective December 30, 2000, which was the first day of fiscal 2001. We do not expect the adoption of SFAS No. 133 to have a significant impact on the consolidated financial position, results of operations, or cash flows of the Company.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Under the new credit facility both the term loan and any borrowings under the line of credit bear interest at fluctuating market rates. An analysis of the impact on our interest rate sensitive financial instruments of a hypothetical 10% change in short-term interest rates shows an impact on expected 2001 earnings of less than $0.2 million of higher or lower earnings, depending on whether short-term rates rise or fall by 10%. The discussion and the estimated amounts referred to above include forward-looking statements of market risk which involve certain assumptions as to market interest rates. Actual future market conditions may differ materially from such assumptions. Accordingly, the forward-looking statements should not be considered projections of future events by our company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following consolidated financial statements of our company and report of independent auditors thereon are set forth below.

Independent Auditors' Report

Consolidated Balance Sheets as of December 29, 2000 and December 31, 1999

Consolidated Statements of Operations for the years ended December 29, 2000, December 31, 1999 and January 1, 1999.

Consolidated Statements of Stockholders’ Equity for the years ended December 29, 2000, December 31, 1999 and January 1, 1999.

Consolidated Statements of Cash Flows for the years ended December 29, 2000, December 31, 1999 and January 1, 1999.

Notes to Consolidated Financial Statements.

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Stockholders
Wilson Greatbatch Technologies, Inc.
Clarence, New York

We have audited the accompanying consolidated balance sheets of Wilson Greatbatch Technologies, Inc. and subsidiary (the “Company”) as of December 29, 2000 and December 31, 1999, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 29, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Wilson Greatbatch Technologies, Inc. and subsidiary as of December 29, 2000 and December 31, 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in 1999, the Company changed its method of accounting for costs of start-up activities.

Deloitte & Touche LLP

Buffalo, New York
January 24, 2001

WILSON GREATBATCH TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 29, 2000 AND DECEMBER 31, 1999
(IN THOUSANDS)

                                                        December 29,      December 31,
ASSETS                                                     2000              1999
CURRENT ASSETS:
     Cash and cash equivalents                         $       16       $     3,863
     Accounts receivable, net of allowance for
      doubtful accounts of $319 and $219 as of
      December 29, 2000 and December 31, 1999,
      respectively                                         12,977            11,016
     Inventories                                           13,643            13,583
     Prepaid expenses and other assets                        819               868
     Refundable income taxes                                  623             2,520
     Deferred tax asset                                     1,863             1,520
                                                        ---------         ---------
         Total current assets                              29,941            33,370
PROPERTY, PLANT AND EQUIPMENT, NET                         36,625            33,557
INTANGIBLE ASSETS, NET                                    104,395           112,902
DEFERRED TAX ASSET                                          8,800             7,828
OTHER ASSETS                                                1,886             2,122
                                                        ---------         ---------
TOTAL ASSETS                                            $ 181,647         $ 189,779
                                                        =========         =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                   $   2,365          $  2,385
     Accrued liabilities                                    9,480             7,139
     Current maturities of long-term obligations            3,017             6,225
                                                        ---------         ---------
         Total current liabilities                         14,862            15,749
LONG-TERM OBLIGATIONS                                      30,951           126,988
DEFERRED COMPENSATION                                         -                 635
                                                        ---------         ---------
         Total liabilities                                 45,813           143,372
                                                        ---------         ---------
COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS' EQUITY:
     Common stock                                              19                12
     Subscribed common stock                                    -             1,684
     Capital in excess of par value                       157,526            63,488
     Retained deficit                                     (17,532)          (16,984)
                                                        ---------         ---------
         Subtotal                                         140,013            48,200
     Less treasury stock, at cost                          (4,179)             (109)
     Less subscribed common stock receivable                  -              (1,684)
                                                        ---------         ----------
         Total stockholders' equity                       135,834            46,407
                                                        ---------         ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $ 181,647         $ 189,779
                                                        ===--====         =-========

See notes to consolidated financial statements.

WILSON GREATBATCH TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 29, 2000, DECEMBER 31, 1999 AND JANUARY 1, 1999
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                         2000           1999           1998
REVENUES                                             $  97,790      $  79,235      $  77,361
COST OF GOODS SOLD                                      55,446         41,057         36,454
                                                      --------       --------       --------
GROSS PROFIT                                            42,344         38,178         40,907
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES            11,473          9,880         11,484
RESEARCH, DEVELOPMENT AND ENGINEERING COSTS,
NET                                                      9,941          9,339         12,190
INTANGIBLE AMORTIZATION                                  6,530          6,510          5,197
                                                      --------       --------       --------
                                                        14,400         12,449         12,036
INTEREST EXPENSE                                        12,958         13,420         10,572
OTHER (INCOME) EXPENSE                                    (189)         1,343            364
                                                      --------       --------       --------
INCOME (LOSS) BEFORE INCOME TAXES,
EXTRAORDINARY LOSS AND CUMULATIVE EFFECT OF
ACCOUNTING CHANGE                                        1,631         (2,314)         1,100
INCOME TAX EXPENSE (BENEFIT)                               611           (605)           410
                                                      --------       --------       --------
INCOME (LOSS) BEFORE EXTRAORDINARY LOSS AND
CUMULATIVE EFFECT OF ACCOUNTING CHANGE                   1,020         (1,709)           690
EXTRAORDINARY LOSS ON RETIREMENT OF DEBT, NET           (1,568)             -              -
OF TAX
CUMULATIVE EFFECT OF ACCOUNTING
CHANGE, NET OF TAX                                         -             (563)             -
                                                      --------       --------       --------
NET (LOSS) INCOME                                    $    (548)     $  (2,272)     $     690
                                                      ========       ========       ========
BASIC EARNINGS (LOSS) PER SHARE:
     Income (loss) from continuing operations        $    0.07      $   (0.14)     $    0.07
     Extraordinary loss on retirement of debt            (0.11)             -              -
     Cumulative effect of accounting change                  -          (0.04)             -
                                                      --------       --------       --------
     Net (loss) earnings                             $   (0.04)     $   (0.18)     $    0.07
                                                      ========       ========       ========
DILUTED EARNINGS (LOSS) PER SHARE:
     Income (loss) from continuing operations        $    0.07      $   (0.14)     $    0.06
     Extraordinary loss on retirement of debt            (0.11)             -
     Cumulative effect of accounting change                  -          (0.04)             -
                                                      --------       --------       --------
     Net (loss) earnings                             $   (0.04)     $   (0.18)     $    0.06
                                                      ========       ========       ========
WEIGHTED AVERAGE SHARES OUTSTANDING
     Basic                                              14,167         12,491         10,461
     Diluted                                            14,434         12,491         10,677

See notes to consolidated financial statements.

WILSON GREATBATCH TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 29, 2000, DECEMBER 31, 1999 AND JANUARY 1, 1999
(IN THOUSANDS EXCEPT SHARES)

                                                            Subscribed          Capital                                  Subscribed
                                         Common Stock      Common Stock         in Excess   Retained       Treasury       Common
                                       -----------------   ------------         of Par      Earnings        Stock         Stock
                                       Shares    Amount    Shares   Amount       Value      (Deficit)   Shares   Amount  Receivable
BALANCE, JANUARY 2, 1998              8,728,262  $  9     336,800  $  1,684    $ 43,632    $ (15,402)       -    $   -    $  1,684
Shares issued in connection
 with the financing of
 Greatbatch-Hittman                   3,300,000     3           -         -      16,497            -        -        -           -
Shares contributed to Employee
Stock Ownership Plan                     25,231     -           -         -         126            -        -        -           -
Exercise of stock options                 7,960     -           -         -          40            -        -        -           -
Net income                                    -     -           -         -           -          690        -        -           -
                                     ----------  ----     -------     -----     -------       ------     ----     ----       -----
BALANCE, JANUARY 1, 1999             12,061,453    12     336,800     1,684      60,295      (14,712)       -        -       1,684
Common stock issued                      66,537     -           -         -         998            -        -        -           -
Common stock acquired for
treasury                                      -     -           -         -           -            -    7,285      109           -
Shares contributed to Employee
 Stock Ownership Plan                   139,470     -           -         -       2,092            -        -        -           -
Exercise of stock options                20,668     -           -         -         103            -        -        -           -
Net loss                                      -     -           -         -           -       (2,272)       -        -           -
                                     ----------  ----     -------       -----   -------       ------  -------    -----       -----
BALANCE, DECEMBER 31, 1999           12,288,128    12     336,800       1,684    63,488      (16,984)   7,285      109       1,684
Common stock issued                   5,950,000     6           -           -    86,401            -        -        -           -
Common stock acquired for
treasury                                      -     -           -           -         -            -  265,746    4,250           -
Shares contributed to Employee
  Stock Ownership Plan                   57,038     -           -           -       856            -  (11,970)    (180)          -
Shares issued to acquire Battery
Engineering, Inc.                       339,856     1           -           -     5,097            -        -        -           -
Purchase and cancel fractional
shares                                      (70)    -           -           -        (1)           -        -        -           -
Settlement of common stock
subscriptions                           336,800     -    (336,800)     (1,684)    1,684            -        -        -      (1,684)
Exercise of stock options                    47     -           -           -         1            -        -        -           -
Net loss                                      -     -           -           -         -         (548)       -        -           -
                                     ----------  ----     -------       -----   -------       ------  -------    -----       -----
BALANCE, DECEMBER 29, 2000           18,971,799  $ 19           -      $    -  $157,526     $(17,532) 261,061   $4,179      $    -
                                     ==========  ====     =======       =====   =======       ======  =======    =====       =====

See notes to consolidated financial statements.

WILSON GREATBATCH TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 29, 2000, DECEMBER 31, 1999 AND JANUARY 1, 1999
(IN THOUSANDS)

                                                                      2000         1999            1998
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) income                                              $   (548)    $  (2,272)       $   690
     Adjustments to reconcile net (loss) income to net cash
         provided by operating activities, net of acquisitions:
         Depreciation and amortization                                12,102        11,363          9,190
         Extraordinary loss on retirement of debt                      2,407             -              -
         Amortization of deferred financing costs                        907           972            699
         Deferred income taxes                                          (369)        1,309           (907)
         Loss on disposal of assets                                       68           146            194
         Valuation loss on investment held at cost                         -           859              -
         Cumulative effect of accounting change                            -           939              -
         Reserve for disposal of property                                  -             -            300
     Changes in operating assets and liabilities:
         Accounts receivable                                          (1,018)          947         (4,223)
         Inventories                                                     914          (292)          (629)
         Prepaid expenses and other assets                             2,144          (663)           (57)
         Accounts payable                                               (128)          251           (103)
         Accrued liabilities                                           1,536        (2,741)         4,809
         Income taxes                                                    145        (1,826)          (910)
                                                                      ------       -------        -------
            Net cash provided by operating activities                 18,160         8,992          9,053
                                                                      ------       -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property, plant and equipment                     (4,528)       (8,452)        (6,207)
     Proceeds from sale of property, plant and equipment                   4             5             80
     Increase in intangible assets                                      (417)         (570)        (1,741)
     Decrease (increase) in other long term assets                         -           170         (2,569)
     Cash provided in acquisition of subsidiary                        1,583             -              -
     Acquisition of subsidiary, net of cash acquired                       -             -        (72,938)
                                                                      ------       -------        -------
         Net cash used in investing activities                        (3,358)       (8,847)       (83,375)
                                                                      ------       -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings (repayments) under line of credit, net                (4,300)        4,300           (700)
     Proceeds from long-term debt                                          -             -         61,853
     Scheduled payments of long-term debt                             (4,456)            -           (775)
     Prepayments of long-term debt                                   (93,735)       (2,950)          (775)
     Acquisition earnout payment                                           -        (2,764)             -
     Purchase of treasury stock                                       (2,565)         (109)             -
     Expenses related to Initial Public offering                      (2,153)            -              -
     Issuance of common stock                                         88,560         1,101         16,540
                                                                      ------       -------        -------
         Net cash (used in) provided by financing activities         (18,649)         (422)        76,143
                                                                      ------       -------        -------
NET (DECREASE) INCREASE IN CASH AND CASH
     EQUIVALENTS                                                      (3,847)         (277)         1,821
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                           3,863         4,140          2,319
                                                                      ------       -------        -------
CASH AND CASH EQUIVALENTS, END OF YEAR                              $     16      $  3,863       $  4,140
                                                                     =======       =======        =======

See notes to consolidated financial statements.

WILSON GREATBATCH TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 29, 2000, DECEMBER 31, 1999 AND JANUARY 1, 1999

1.     DESCRIPTION OF BUSINESS

The Entity - The consolidated financial statements include the accounts of Wilson Greatbatch Technologies, Inc., a holding company, and its wholly-owned subsidiary Wilson Greatbatch Ltd. (collectively, the "Company"). The Company is comprised of its operating companies, Wilson Greatbatch Ltd. and its wholly-owned subsidiaries, Greatbatch-Hittman, Inc. ("Hittman") and Battery Engineering, Inc. ("BEI"). All significant intercompany balances and transactions have been eliminated.

Nature of Operations - The Company operates in two reportable segments–medical and commercial power sources. The medical segment designs and manufactures power sources, capacitors and components used in implantable medical devices. The commercial power sources segment designs and manufactures non-medical power sources for use in aerospace, oil and gas exploration and oceanographic equipment.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Change - In 1999, the Company adopted Statement of Position 98-5, “Reporting the Costs of Start-Up Activities.” This statement required that start-up costs, including organization costs, capitalized by the Company prior to January 2, 1999, be written off and any future start-up costs be expensed as incurred. The total amount of deferred start-up costs reported as a cumulative effect of change in accounting principle was $939,000, net of tax benefits of $376,000.

Cash and Cash Equivalents - Cash and cash equivalents consist of cash and highly liquid, short-term investments with maturities of three months or less.

Inventories - Inventories include raw materials, work-in-process and finished goods and are stated at the lower of cost (as determined by the first-in, first-out method) or market.

Property, Plant and Equipment - Property, plant and equipment is carried at cost. Depreciation is computed primarily by the straight-line method over the estimated useful lives of the assets, which are as follows: buildings and building improvements 7-40 years; machinery and equipment 3-10 years; office equipment 3-10 years; and leasehold improvements over the remaining lives of the improvements or the lease term, if less.

The cost of repairs and maintenance is charged to expense as incurred. Renewals and betterments are capitalized. Upon retirement or sale of an asset, its cost and related accumulated depreciation or amortization are removed from the accounts and any gain or loss is recorded in income or expense. The Company continually reviews plant and equipment to determine that the carrying values have not been impaired.

Intangible Assets - Intangible assets include goodwill and other identifiable intangible assets, which were derived in connection with the Company’s acquisition of the Predecessor (Wilson Greatbatch Ltd.) in 1997, Hittman and BEI. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. Goodwill is being amortized on a straight-line basis over 15 to 40 years. Other identifiable intangible assets are being amortized on a straight-line basis over their estimated useful lives as follows: trademark and names, 40 years; patented technology, 12 years; assembled workforce, 10-12 years; and other intangibles, 3-10 years. Deferred financing costs are amortized using the effective yield method over the life of the underlying debt. The Company continually reviews these intangible assets for potential impairment by assessing significant decreases in the market value, a significant change in the extent or manner in which an asset is used or a significant adverse change in the business climate. The Company measures expected future cash flows and compares them to the carrying amount of the asset to determine whether any impairment loss is to be recognized.

Fair Value of Financial Instruments - The fair value of financial instruments is determined by reference to various market data and other valuation techniques, as appropriate. Unless otherwise disclosed, the fair value of cash and cash equivalents approximates their recorded values due to the nature of the instruments. The floating rate debt carrying value approximates the fair value based on the floating interest rate resetting on a regular basis. The fixed rate long-term debt carrying value approximates fair value.

The fair value of the interest rate cap agreements are estimated by obtaining quotes from brokers and represents the cash requirement if the existing contract has been settled at year end. The notional amount, fair value and carrying amount of the Company’s interest rate cap agreements were approximately $79.1 million and $54.1 million; $515,300 and $196,000; and $229,100 and $254,500, as of December 31, 1999 and January 1, 1999, respectively. In the fourth quarter of 2000, the Company terminated two of its three interest rate cap agreements. As a result, a gain was recorded and included in ordinary income for the year ended December 29, 2000. The other interest rate cap agreement expired in December 2000 resulting in no gain or loss. At December 29, 2000, the Company was not party to any interest rate cap agreements.

Concentration of Credit Risk - Financial instruments which potentially subject the Company to concentration of credit risk consist principally of trade receivables. A significant portion of the Company’s sales are to customers in the medical industry, and, as such, the Company is directly affected by the condition of that industry. However, the credit risk associated with trade receivables is minimal due to the Company’s stable customer base and ongoing control procedures, which monitor the creditworthiness of customers.

Derivative Financial Instruments - The Company has only limited involvement with derivative financial instruments and does not enter into financial instruments for trading purposes. Interest rate cap agreements have been used to reduce the potential impact of increases in interest rates on floating-rate long-term debt. Premiums paid for purchased interest rate cap agreements are amortized over the terms of the caps and recognized as interest expense. Unamortized premiums are included in other assets in the consolidated balance sheets. Amounts receivable under interest rate cap agreements are accrued as a reduction of interest expense. At December 29, 2000, the interest rate cap agreements to which the Company had been a party had either expired or been sold.

Stock Option Plan - The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation. As permitted in that Standard, the Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board No. 25, Accounting for Stock Issued to Employees, and related interpretations. Prior to its Initial Public Offering in September 2000, there was no readily available market for the Company’s stock. In the absence of a “regular, active public market,” the fair market value of the common stock had been determined by the Board of Directors, via independent valuations.

Income Taxes – The Company provides for income taxes using the liability method whereby deferred tax liabilities and assets are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using the anticipated tax rate when taxes are expected to be paid or reversed.

Revenue Recognition - Revenues are recognized when the products are shipped to customers.

Research, Development and Engineering Costs – Research, development and engineering costs are expensed as incurred. The Company recognizes cost reimbursements from customers for whom the Company designs products upon achieving milestones related to designing batteries and capacitors for their products. The cost reimbursements charged to customers represent actual costs incurred by the Company in the design and testing of prototypes built to customer specifications. This cost reimbursement includes no mark-up and is recorded as an offset to research, development and engineering costs.

Net research, development and engineering costs for 2000, 1999 and 1998 are as follows (dollars in thousands):

                                                                  2000        1999       1998

             Research, development and engineering costs        $ 13,101    $ 11,885   $ 15,580
             Less cost reimbursements                            (3,160)      (2,546)    (3,390)
                                                                 ------      -------    -------

             Research, development and engineering costs, net   $ 9,941     $  9,339   $ 12,190
                                                                 ======      =======    =======

Earnings (Loss) Per Share – Basic earnings per share is calculated by dividing net income (loss) by the average number of shares outstanding during the period. Diluted earnings per share is calculated by adjusting for common stock equivalents, which consist of stock options. There were approximately 0.2 million stock options that were not included in the computation of diluted earnings per share for 1999 because to do so would have been antidilutive. Diluted earnings per share for 2000 and 1998 include the potentially dilutive effect of stock options. All shares held in the Employee Stock Ownership Plan (“ESOP”) are considered outstanding for both basic and diluted earnings (loss) per share calculations.

Comprehensive Income – Comprehensive income includes all changes in stockholders’ equity during a period except those resulting from investments by owners and distribution to owners. For all periods presented, the Company’s only component of comprehensive income is its net income (loss) for those periods.

Use of Estimates – The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements – SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company will adopt SFAS 133 effective December 30, 2000 (first quarter of 2001). Management does not expect the adoption of SFAS 133 to have a significant impact on the consolidated financial position, results of operations, or cash flows of the Company.

Financial Statement Year End – The Company’s year end is the closest Friday to December 31. Fiscal 2000, 1999 and 1998 included 52 weeks.

Supplemental Cash Flow Information:

                                                                    2000         1999        1998
                                                                            (In Thousands)

             Cash paid during the year for:
               Interest                                           $  12,883   $  13,790   $   9,150
               Income taxes                                             122         186       1,482

             Noncash investing and financing activities:
               Common stock issued for acquisition               $    5,098   $       -   $       -
               Common stock contributed to ESOP                       1,036       2,092         126
               Settlement of subscribed common stock receivable       1,684           -           -

Reclassifications – Certain reclassifications were made to the prior years’ financial statements to conform with the current year presentation. None of the reclassifications affected net (loss) income or stockholders’ equity.

3.     ACQUISITIONS

On August 4, 2000, Wilson Greatbatch Ltd. acquired all of the capital stock of BEI, a small specialty battery manufacturer, in exchange for 339,856 shares ($5,098,000) of Company common stock and the assumption of approximately $2.7 million of indebtedness.

The acquisition was recorded under the purchase method of accounting and accordingly, the results of the operations of BEI have been included in the consolidated financial statements from the date of acquisition. The purchase price has been allocated to assets acquired and liabilities assumed based on the fair value at the date of acquisition. Liabilities assumed in this acquisition were $3,946,000. The excess of the acquisition cost over fair value of the net assets acquired was approximately $0.8 million which was allocated to goodwill.

On August 7, 1998, Wilson Greatbatch Ltd. acquired all of the issued and outstanding shares of Hittman for a total purchase price of $71.8 million. Of the total purchase price, $69.0 million was paid in cash at the date of acquisition. The remaining purchase price was contingent upon Hittman achieving certain financial targets in 1998 and 1999. Approximately $2.8 million of the contingent consideration was incurred in 1998, paid in 1999, and allocated to the purchase price. There is no additional contingent consideration to be incurred.

The acquisition was recorded under the purchase method of accounting and accordingly, the results of the operations of Hittman have been included in the consolidated financial statements from the date of acquisition. The purchase price has been allocated to assets acquired and liabilities assumed based on the fair value at the date of acquisition. Liabilities assumed in this acquisition were $1,034,000. The excess of the purchase price over fair value of the net assets acquired was approximately $67.7 million, of which $17.4 million was allocated to identifiable intangible assets and $50.3 million was allocated to goodwill.

4.     INVENTORIES

        Inventories consisted of the following (dollars in thousands):

                                December 29,        December 31,
                                    2000               1999

        Raw material            $    7,302        $    7,099
        Work-in-process              4,941             5,089
        Finished goods               1,400             1,395
                                  --------          --------
        Total                   $   13,643        $   13,583
                                  ========          ========

5.     PROPERTY, PLANT AND EQUIPMENT, NET

        Property, plant and equipment consisted of the following (dollars in thousands):

                                                      December 29,       December 31,
                                                          2000               1999

           Land and land improvements                 $    3,316         $    2,227
           Buildings and building improvements             6,799              5,226
           Leasehold improvements                          2,837              2,243
           Machinery and equipment                        32,610             26,153
           Furniture and fixtures                          1,742              1,628
           Computers and information technology            2,569              2,259
           Other                                             678              2,863
                                                        --------           --------
                                                          50,551             42,599
           Less accumulated depreciation                 (13,926)            (9,042)
                                                       ---------           --------
           Total                                       $  36,625          $  33,557
                                                       =========           ========

Depreciation expense for 2000, 1999 and 1998 was approximately $4,943,000, $4,240,000, and $3,532,000, respectively.

6.     INTANGIBLE ASSETS, NET

        Intangible assets consisted of the following (dollars in thousands):

                                                                          December 29,       December 31,
                                                                              2000               1999

        Goodwill, net of accumulated amortization of $3,803 and $2,229     $  54,948        $  53,944
        Trademark and names, net of accumulated amortization
          of $2,426 and $1,685                                                27,234           27,975
        Patented technology, net of accumulated amortization
          of $3,952 and $2,824                                                 9,478           10,606
        License agreement, net of accumulated amortization
          of $3,459 and $2,579                                                   988            3,611
        Assembled workforce, net of accumulated amortization
          of $2,103 and $1,468                                                 5,277            5,912
        Noncompete/employment agreement, net of accumulated
          amortization of $2,333 and $1,400                                    3,267            4,200
        Unpatented proprietary technology, net of accumulated
          amortization of $1,611 and $976                                      1,589            2,224
        Patent licenses, net of accumulated amortization of $313 and $312        367              295
        Deferred financing costs, net of accumulated amortization
          of $4,405 and $1,746                                                 1,247            3,906
        Interest rate cap agreements                                               -              229
                                                                              ------          -------
        Total                                                              $ 104,395         $112,902
                                                                             =======          =======

During 2000, a review of underlying data by management resulted in a reclassification of cost and accumulated amortization from license agreement to goodwill. This reclassification did not impact amortization expense for any years presented.

7.     ACCRUED LIABILITIES

        Accrued liabilities consisted of the following (dollars in thousands):

                                            December 29,      December 31,
                                               2000              1999

        Salaries and benefits               $  4,901          $  3,832
        Profit sharing                         2,456             1,105
        Interest                                 163               931
        Other                                  1,960             1,271
                                            --------           -------
        Total                               $  9,480          $  7,139
                                            ========           =======

8.   LONG-TERM OBLIGATIONS

Long-term obligations consisted of the following:

                                                                            December 29,     December 31,
                                                                                2000             1999

                                                                              (dollars in thousands)

        Long-term Debt:
          Term A Facility, $50.0 million.  This credit facility was
            refinanced in its entirety on January 12, 2001.  See below.    $    6,247       $    46,250

          Term B Facility, $60.0 million.  This credit facility was
            refinanced in its entirety on January 12, 2001.  See below.         9,018            59,250

          Revolving Credit Facility, up to $20.0 million.
            This credit facility was refinanced in its entirety on
            January 12, 2001.  See below.                                           -             4,300

          Senior Subordinated Notes, principal amount of
            Notes of $25.0 million.  These notes were refinanced
            in their entirety on January 12, 2001.  See below.                 18,337             22,602
                                                                             --------            -------
            Total long-term debt                                               33,602            132,402

        Other long-term obligations                                               366                811
                                                                             --------            -------
            Total long-term obligations                                        33,968            133,213
        Less current maturities of long-term obligations                       (3,017)            (6,225)
                                                                             --------            -------
        Long-term obligations                                               $  30,951        $   126,988
                                                                             ========           ========

In July 1997, the Company entered into a Credit Agreement with various financial institutions providing a maximum of $60.0 million in senior, first-secured financing. In August 1998, this agreement was amended and restated to facilitate the Hittman acquisition, and the maximum senior, first secured financing was increased to $130.0 million (the “Agreement”). The Agreement provided for two term facilities (“Term A Facility” and “Term B Facility”) and a revolving credit facility (“Revolving Facility”). No gain or loss was recorded as a result of the amended and restated Agreement.

Also, in July 1997, the Company issued $25.0 million, 13% Senior Subordinated Notes (the “Senior Subordinated Notes”) to various affiliates of the former Donaldson, Lufkin & Jenrette (“DLJ”) and third parties and received $25.0 million related to the issuance. At maturity, July 1, 2007, the entire principal amount of the Senior Subordinated Notes, $25.0 million, will be payable to the holders of the Senior Subordinated Notes. At the date of inception, the Company recorded $21,811,688 as its obligation due to lenders and $3,188,312 for shares issued to the lenders. The difference between the face amount of the Senior Subordinated Notes and the recorded book value is amortized under the effective yield method and will be charged to interest expense over the term of the Senior Subordinated Notes. The effect of this transaction resulted in an effective interest rate of 14.3% in 2000, 1999 and 1998. Payments are subordinated to amounts due under the Agreement. In connection with the issuance of the Senior Subordinated Notes, the Company issued 637,663 shares to the holders of the Senior Subordinated Notes.

The Revolving Facility included the availability to the Company of up to $20.0 million in the form of either revolving loans, swing-line loans, or letters of credit. The swing-line loans and letters of credit were not to exceed $2.0 million and $5.0 million, respectively. The Revolving Facility was due September 30, 2004. There was no balance outstanding at December 29, 2000.

In October 2000, using the net proceeds from its Initial Public Offering, the Company prepaid $34.4 million of its Term A Facility and $49.6 million of its Term B Facility. Also in October 2000, the Company repurchased $5.0 million of its Senior Subordinated Notes and purchased for its Treasury 127,532 shares of common stock from the noteholder. As a result of the prepayment and repurchase transactions, an extraordinary loss for the extinguishment of debt was recorded in the fourth quarter of 2000 in the amount of $1.6 million, net of tax.

Subsequent to December 29, 2000, the Company consummated a new $60.0 million credit facility (“New Credit Facility”) which was effective January 12, 2001. The New Credit Facility consists of a $40.0 million Term Loan and a $20.0 million revolving line of credit. The proceeds from the $40.0 million Term Loan were used to pay off the Term A Facility, Term B Facility and the Senior Subordinated Notes that were outstanding as of December 29, 2000, plus accrued interest and a call premium. The New Credit Facility has a term of five years and matures on January 1, 2006. Interest is payable monthly on any outstanding prime rate loans and upon the contractual maturity for LIBOR-based loans. The interest rate charged is, at the Company’s option, based on either prime or LIBOR plus or minus an interest rate modifier (“Applicable Margin”). At current leverage levels, the applicable interest rates for both the Term Loan and the revolving line of credit are prime less 1.0% or LIBOR plus 1.25%, at the Company’s option.

As a result of the payoff of debt in 2001, there will be an extraordinary loss for the extinguishment of debt recorded in the first quarter of 2001 in the amount of $3.0 million, net of tax.

The following maturity schedule is based on the New Credit Facility (dollars in thousands):

        2001                                $     3,000
        2002                                      5,500
        2003                                      7,500
        2004                                      9,500
        2005                                     11,500
        Thereafter                                3,000
                                               --------
        Total                               $    40,000
                                               ========

9.     INCENTIVE COMPENSATION AND EMPLOYEE BENEFIT PLANS

Incentive Compensation Plans - The Company sponsors various incentive compensation programs, which provide for the payment of cash to key employees based upon achievement of specific earnings goals before incentive compensation expense.

Employee Stock Ownership Plan - The Company sponsors a non-leveraged Employee Stock Ownership Plan (“ESOP”) and related trust as a long-term benefit for substantially all of its employees as defined in the plan documents. Under the ESOP, there are two components to ESOP contributions. The first component is a defined contribution pension plan whose annual contribution equals five percent of each employee’s compensation. Contributions to the ESOP are in the form of Company stock. The second component is a discretionary profit sharing contribution as determined by the Board of Directors. This profit sharing contribution is to be contributed to the ESOP in the form of Company stock. The ESOP is subject to contribution limitations and vesting requirements as defined in the plan.

Compensation cost under the two components of the ESOP recognized by the Company was approximately $1.9 million in 2000, $1.1 million in 1999 and $2.1 million in 1998. As of December 29, 2000, the Company had contributed 237,211 shares under the ESOP and 67,040 committed-to-be released shares under the ESOP, which equals the number of shares to settle the liability based on the closing market price of the shares at December 29, 2000.

Savings Plan - The Company sponsors a defined contribution 401(k) plan, which covers substantially all of its employees. The plan provides for the deferral of employee compensation under Section 401(k) and a Company match. Net pension costs related to this defined contribution pension plan were approximately $468,000, $429,000 and $477,500 in 2000, 1999 and 1998, respectively.

Total costs to the Company for all of the above plans were approximately $3,367,000, $1,946,000 and $4,118,000 in 2000, 1999 and 1998, respectively.

10.   STOCK OPTION PLANS

The Company has two stock option plans which provide for the issuance of nonqualified and incentive stock options to employees of the Company. The Company’s 1997 Stock Option Plan (“1997 Plan”) authorizes the issuance of options to purchase up to 480,000 shares of common stock of the Company. The stock options generally vest over a five year period and may vary depending upon the achievement of earnings targets. The stock options expire 10 years from the date of the grant. Stock options are granted at exercise prices equal to the fair market value of the Company’s common stock at the date of the grant.

The Company’s 1998 Stock Option Plan (“1998 Plan”) authorizes the issuance of nonqualified and incentive stock options to purchase up to 1,220,000 shares of common stock of the Company, subject to the terms of the plan. The stock options vest over a three to five year period and may vary depending upon the achievement of earnings targets. The stock options expire 10 years from the date of the grant. Stock options are granted at exercise prices equal to the fair value of the Company’s common stock at the date of the grant.

As of December 29, 2000, options for 1,080,642 shares were available for future grants under the two plans. The weighted average remaining contractual life is seven years.

The fair value of stock options granted subsequent to the Company’s Initial Public Offering on September 29, 2000 was the closing stock price on the date of grant. The Compensation Committee of the Board of Directors had determined the fair value of the stock options granted prior to September 29, 2000. In the absence of a “regular, active public market,” and based in part on independent valuations of the Company’s stock as of December 31, 1999 and 1998 and consideration of comparable companies, the fair value of the common stock underlying stock options granted in 1999 was estimated to be $15.00 per share. The fair value of the common stock underlying stock options granted in 1998 was estimated to be $5.00 per share.

A summary of the transactions under the 1997 Plan and 1998 Plan for 1998, 1999 and 2000 follows:

                                                                       Weighted-
                                                        Option          Average
                                                       Activity      Exercise Price

        Balance at January 2, 1998                     423,600        $   5.00
          Options granted                               57,307            5.00
          Options exercised                             (7,960)           5.00
          Options forfeited                            (17,040)           5.00
                                                       -------

        Balance at January 1, 1999                     455,907            5.00
          Options granted                              138,457           15.00
          Options exercised                            (20,668)           5.00
          Options forfeited                            (63,439)           5.75
                                                       -------

        Balance at December 31, 1999                   510,257            7.60
          Options granted                               83,472           15.49
          Options exercised                                (47)          15.00
          Options forfeited                             (2,997)          15.00
                                                       -------

        Balance at December 29, 2000                   590,685            8.70
                                                       =======

        Options exercisable at:
          January 1, 1999                              137,412           $5.00
          December 31, 1999                            133,325           $7.05
          December 29, 2000                            245,759           $7.66

Of the options outstanding as of December 29, 2000, 376,466 options were at an exercise price of $5.00, 211,048 options were at a range of exercise prices of $15.00 to $16.00, and 3,171 options were at an exercise price of $26.00. The exercise prices of outstanding options approximated their weighted average exercise prices.

No compensation cost has been recognized in the financial statements because the option exercise price was equal to the estimated fair market value of the underlying stock on the date of grant. The weighted average grant date fair value of options granted was $9.06 in 2000, $5.45 for 1999 and $1.31 for 1998.

The Company has determined the pro forma information as if the Company had accounted for stock options granted under the fair value method of SFAS 123. The binomial option pricing model was used with the following weighted average assumptions: risk free interest rates of 6.37%, 6.55% and 4.37% in 2000, 1999 and 1998, respectively; no dividend yield; expected common stock market price volatility factor of 48% in 2000 and effectively zero in 1999 and 1998; and a weighted average expected life of the options of 7 years. As prescribed by SFAS 123, pro forma net income (loss), basic and diluted earnings (loss) per share would have been $(1,365,000), $(0.10), $(0.10); $(2,975,000), $(0.24), $(0.24); and $600,000, $0.06, $0.06 for 2000, 1999 and 1998, respectively. These pro forma calculations assume the common stock is freely tradable for all years presented and, as such, the impact is not necessarily indicative of the effects on reported net income of future years.

11.   INCOME TAXES

The components of income tax expense (benefit) attributable to continuing operations for 2000, 1999 and 1998, consisted of the following (dollars in thousands):

                                            2000         1999        1998
        Federal:
           Current                       $    -     $    (702)   $    580
           Deferred                         411           685        (129)
                                         ------     ---------    --------
                                            411           (17)        451
                                         ------     ---------    --------
        State:
           Current                           41        (1,588)        142
           Deferred                         159         1,000        (183)
                                         ------     ---------    --------
                                            200          (588)        (41)
                                         ------     ---------    --------
         Income tax expense (benefit)    $  611     $    (605)   $    410
                                         ======     =========    ========

        The net deferred tax asset includes the following (dollars in thousands):

                                               December 29,      December 31,
                                                  2000               1999

        Deferred tax asset - current           $    1,863        $  1,520
        Deferred tax asset - non current            8,800           7,828
                                                  -------          ------
        Net deferred tax asset                 $   10,663        $  9,348
                                                  =======          ======

The tax effect of major temporary differences that give rise to the Company’s net deferred tax asset are as follows (dollars in thousands):

                                                                         December 29,     December 31,
                                                                            2000             1999
        Amortization of intangible assets                               $   6,714       $   7,249
        Allowance for obsolete inventory and Uniform Capitalization           683             687
        Accrued liabilities and deferred compensation                       1,335             751
        Depreciation                                                       (2,115)         (1,507)
        Restructuring reserves                                                113             153
        Tax credits                                                         1,287             559
        Net operating loss carryforwards                                    2,646           1,430
        Other                                                                   -              26
                                                                         --------        --------
        Net deferred tax asset                                          $  10,663       $   9,348
                                                                         ========        ========

In assessing the reliability of deferred tax assets, management considers, within each taxing jurisdiction, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the Initial Public Offering and simultaneous reduction of indebtedness and interest expense, as well as projections for future taxable income over the years in which the deferred assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences at December 29, 2000. Accordingly, no valuation allowance has been recorded.

The net deferred tax asset of $6,714,000 at December 29, 2000 and $7,249,000 at December 31, 1999 ascribed to the amortization of intangible assets is primarily attributable to the 1997 expensing of purchased in-process research, development and engineering costs.

The provision for income taxes differs in each of the years from the federal statutory rate due to the following:

                                                 2000         1999         1998

         Statutory rate                           35%         35%        35%
         State taxes                              (2)         (30)         15
         Federal and state tax credits             -           20         (14)
         Other                                     4            1           1
                                                ----         ----        ----
         Effective tax rate                       37%         26%        37%
                                                ====         ====        ====

12.   CAPITAL STOCK

The authorized capital stock of the Company consists of 100,000,000 shares of common stock, $.001 par value per share. Under the terms of the New Credit Facility, the Company may pay dividends in an amount up to 50% of net income. Holders of common stock have one vote per share.

On September 29, 2000, the Company conducted its Initial Public Offering. Together with the underwriter’s over-allotment, the Company issued 5,750,000 shares in October 2000 and realized proceeds of approximately $84.0 million, net of issuance costs.

Subscribed common stock receivable consisted of promissory notes, bearing interest at 6.4% (the “Applicable Federal Rate” at the time the notes were issued) extended by the Company to management stockholders to facilitate the purchase of 336,800 shares of common stock. In connection with the Initial Public Offering, the management stockholders tendered to the Company the requisite number of common stock shares at $16.00 per share to satisfy, in full, the outstanding promissory notes.

13.   COMMITMENTS AND CONTINGENCIES

The Company is a party to various legal actions arising in the normal course of business. The Company does not believe that any such pending activities should have a material adverse effect on its results of operations or financial position.

The Company is a party to various license agreements through 2003 to manufacture and sell components for use in medical implants and various commercial applications.

Operating Leases - The Company is a party to various operating lease agreements for office and manufacturing space. The Company incurred operating lease expense of $834,000, $807,000 and $621,000 for 2000, 1999 and 1998, respectively. Included in this amount is $211,000, $211,000 and $83,655 paid in 2000, 1999 and 1998, respectively to a related party under a non-cancelable operating lease which expires in 2006.

If all lease extension options are exercised as expected by Company management, minimum future annual operating lease payments over the next five years for the Company are $789,000 in 2001; $790,000 in 2002; $568,000 in 2003; $501,000 in 2004; and $517,000 in 2005.

14.   BUSINESS SEGMENT INFORMATION

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

The Company’s medical segment includes three product lines that have been aggregated because they share similar economic characteristics and similarities in the areas of products, production processes, types of customers, methods of distribution and regulatory environment. The three product lines are implantable power sources, capacitors and medical components.

The reportable segments are separately managed, and their performance is evaluated based on income from operations. Management defines segment income from operations as gross profit less costs and expenses attributable to segment specific selling, general and administrative and research, development and engineering. Non-segment specific selling, general and administrative expenses, research, development and engineering expenses, interest expense, intangible amortization and non-recurring items are not allocated to reportable segments. Certain items of income previously classified as unallocated were assigned to reportable segments in 2000. Segment income from operations in 1999 and 1998 has been restated to conform to this revised allocation. Revenues from transactions between the two segments are not significant. The accounting policies of the segments are the same as those described in Note 2.

An analysis and reconciliation of the Company’s business segment information to the respective information in the consolidated financial statements is as follows (dollars in thousands):

                                                              2000             1999            1998
        Revenues:
          Medical                                      $     83,789     $     69,224     $     64,449
          Commercial power sources                           14,001           10,011           12,912
                                                        -----------      -----------      -----------

          Total revenues                               $     97,790     $     79,235     $     77,361
                                                        ===========      ===========      ===========

        Segment income from operations:
          Medical                                      $     30,005     $     29,006     $     28,937
          Commercial power sources                            3,494            2,711            4,303
                                                        -----------      -----------      -----------

          Total segment income from operations               33,499           31,717           33,240
          Unallocated                                       (31,868)         (34,031)         (32,140)
                                                        -----------      -----------      -----------

          Income (loss) before income taxes            $      1,631    $     (2,314)    $       1,100
                                                        ===========      ===========      ===========
        Depreciation and amortization:
          Medical                                      $      4,826    $       3,699    $       2,585

          Commercial power sources                              377              301              290
                                                        -----------      -----------      -----------

          Total depreciation included in segment
            income from operations                            5,203            4,000            2,875

          Unallocated depreciation and amortization           6,899            7,363            6,315
                                                        -----------      -----------      -----------
          Total depreciation and amortization          $     12,102     $     11,363     $      9,190
                                                        ===========      ===========      ===========

        Expenditures for tangible long-lived assets,
          excluding acquisitions:
            Medical                                    $      4,061    $       6,700    $       2,129
        Commercial power sources                                 82               72              136
                                                        -----------      -----------      -----------
            Total reportable segments                         4,143            6,772            2,265
            Unallocated long-lived tangible assets              385            1,680            3,942
                                                        -----------      -----------      -----------
          Total expenditures                           $      4,528    $       8,452    $       6,207
                                                        ===========      ===========      ===========

                                                      December 29,     December 31,
                                                          2000             1999

        Identifiable assets, net
          Medical                                      $   44,320     $   42,236
          Commercial power sources                          9,673          5,068
                                                        ---------      ---------
          Total reportable segments                        53,993         47,304
          Unallocated assets                              127,654        142,475
                                                        ---------      ---------
          Total assets                                 $  181,647     $  189,779
                                                        =========      =========
Net revenues by geographic area are presented by attributing revenues from external customers based on where the products are sold. All dollars are in thousands.

                                                2000            1999            1998

        Revenues by geographic area:
          United States                     $   68,179       $  58,644      $  60,917
          Foreign countries                     29,611          20,591         16,444
                                             ---------        --------       --------
          Consolidated revenues             $   97,790       $  79,235      $  77,361
                                             =========        ========       ========

                                            December 29,    December 31,
                                                2000            1999

        Long-lived assets:
          United States                      $   151,706     $   156,409
          Foreign countries                            -               -
                                              ----------      ----------
          Consolidated long-lived assets     $   151,706     $   156,409
                                              ==========      ==========

Two customers accounted for approximately 65%, 64%, and 36% of sales for 2000, 1999 and 1998, respectively. Two customers accounted for approximately 52% and 62% of the outstanding accounts receivable as of December 29, 2000 and December 31, 1999, respectively.

15.   INVESTMENT

In August 1998, the Company sold the assets of a product line, Greatbatch-Scientific, to a third party in exchange for shares of stock of the third party. Greatbatch-Scientific sales were not significant to the consolidated financial statements. As a result of this transaction, the Company recorded the shares of stock acquired as an investment carried at cost, which approximated $2.4 million. Cost of the assets sold approximated fair value and accordingly, no gain or loss was recorded in the accompanying consolidated financial statements as of the date of sale. The investment is included in other assets on the consolidated balance sheet. The cost method is used to account for the Company’s investment because the Company does not have the ability to exercise significant influence over the investee’s operating and financial policies. Management intends for this investment to be long-term. During 1999, an $859,000 impairment of this investment was recorded. The write-down of the investment represented an other than temporary decline and was based upon the Company’s monitoring of this investment and other publicly available information. As of December 29, 2000, the Company has concluded that no change in the carrying value of this investment is warranted.

16.   RESTRUCTURING

In October 1998, management of the Company initiated a plan to restructure Engineered Components (“EC”), a product line of the Company’s medical segment. EC ceased the production of non-medical products to concentrate on its core customer base. The restructuring is not expected to significantly impact future operations. A total of $825,000 in restructuring costs was charged to operations in fiscal 1998. Such restructuring costs included the following (dollars in thousands):

        Asset Impairment Charges:
          Estimated unsaleable inventory                               $  350
          Losses from the planed disposal of equipment                    300
                                                                        -----
                                                                       $  650
                                                                        =====
        Other Restructuring Costs:
          Losses on equipment leases                                   $  100
          Severance pay and benefits to employees                          75
                                                                        -----
                                                                      $   175
                                                                        =====
Approximately $49,000 for terminated EC employees and $5,000 for lease exit costs were paid in 1998. The future cash liability at January 1, 1999 approximated $26,000 for terminated EC employees and $95,000 for lease exit costs. Approximately $121,000, including all severance and benefits, was paid in cash, in 1999. In addition, approximately $80,000 of inventory was disposed of. The remaining assets are anticipated to be disposed of during the first half of 2001.

17.   RELATED PARTY TRANSACTIONS

The Company had amounts due from related parties of $1,684,000 at December 31, 1999. Amounts due from related parties were composed of notes receivable from executive officers and key employees in connection with their purchase in 1997 of shares of the Company’s common stock. In connection with the Initial Public Offering, the management stockholders tendered to the Company the requisite number of shares of common stock at $16.00 per share to satisfy, in full, the outstanding promissory notes. (See Note 12).

The Company may from time to time enter into other investment banking relationships with DLJ or one of its affiliates pursuant to which DLJ or its affiliates will receive customary fees and will be entitled to reimbursement of reasonable disbursements and out-of-pocket expenses incurred in connection therewith. The Company expects that any such arrangement will include provisions for the indemnification of DLJ against liability, including liabilities under the federal securities laws.

DLJ received approximately $2.8 million related to its capacity as a financial advisor to the Company in connection with the Hittman acquisition, for a syndication fee and a bond consent fee.

The Company is a party to an operating lease to a related party under a non-cancelable operating lease which expires in 2006 (see Note 13). The Company believes the rental amount to be reflective of arms-length, market-based rates for similar structures.

18.     QUARTERLY SALES AND EARNINGS DATA - UNAUDITED

                                                                (In Thousands, except per share data)

                                                   4th Qtr.        3rd Qtr.       2nd Qtr.     1st Qtr.

        2000

        Revenues                                  $ 27,950        $ 23,256      $ 23,408      $ 23,176
        Gross profit                                12,419           9,726         9,959        10,240
        Income (loss) before extraordinary loss      2,656            (860)         (383)         (393)
        Net income (loss)                            1,088  (a)       (860)         (383)         (393)
        Earnings (loss) per share before
          extraordinary loss - basic                  0.14           (0.07)        (0.03)        (0.03)
        Earnings (loss) per share before
          extraordinary loss - diluted                0.14           (0.07)        (0.03)        (0.03)
        Earnings (loss) per share - basic  (b)        0.06           (0.07)        (0.03)        (0.03)
        Earnings (loss) per share - diluted  (b)      0.06           (0.07)        (0.03)        (0.03)

        1999

        Revenues                                  $ 21,296        $ 19,621      $ 17,822     $  20,496
        Gross profit                                 9,486           9,759         8,461        10,472
        Loss before cumulative effect
          of accounting change                        (743)            (52)         (867)          (47)
        Net income (loss)                             (743)            (52)         (867)         (610)(c)
        Loss per share before cumulative
          effect of accounting change - basic        (0.06)              -         (0.07)            -
        Loss per share before cumulative
          effect of accounting change - diluted      (0.06)              -         (0.07)            -
        Earnings (loss) per share - basic  (b)       (0.06)              -         (0.07)        (0.05)
        Earnings (loss) per share - diluted  (b)     (0.06)              -         (0.07)        (0.05)

(a) Amount includes an extraordinary loss for the extinguishment of debt in the amount of $1,568,000, net of tax.

(b) Per share data has been restated for all periods to reflect a one for three reverse stock split effective May 18, 2000 and a three for five reverse stock split effective August 15, 2000.

(c) Amount includes the cumulative effect of an accounting change of $563,000, net of tax.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

Reference is made to the information responsive to the Items comprising this Part III that is contained in our definitive proxy statement for our 2001 Annual Meeting of Stockholders, which is incorporated by reference herein.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

          (1)      FINANCIAL STATEMENTS

                   The following consolidated financial statements of our
                   company and report of independent auditors thereon are set forth below.

                   Independent Auditors' Report

                   Consolidated Balance Sheets as of December 29, 2000 and
                   December 31, 1999.

                   Consolidated Statements of Operations for the years ended
                   December 29, 2000,   December 31, 1999, and January 1, 1999.

                   Consolidated Statements of Stockholders' Equity for the years ended December 29, 2000, December 31, 1999 and January 1,
                   1999.

                   Consolidated Statements of Cash Flows for the years ended
                   December 29, 2000, December 31, 1999 and January 1, 1999.

                   Notes to Consolidated Financial Statements

          (2)      FINANCIAL STATEMENT SCHEDULES

                   The following financial statement schedule is included in
                   this report on Form 10-K: Schedule II - Valuation and
                   Qualifying Accounts.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
                                                    (In Thousands)

 Col. A           Col. B              Col. C Additions                Col. D       Col. E
                                      ----------------
Description     Balance at   Charged to Costs  Charged to Other    Deductions-   Balance at
                Beginning   & Expenses     Accounts-Describe   Describe (1) End of Period
                of Period
Fiscal Year
2000
Allowance for
doubtful
accounts        $  219         $  106             $     0           $     (6)      $ 319

Valuation
allowances
for inventory      944          1,810                   0             (1,333)      1,421

Fiscal Year
1999
Allowance for
doubtful
accounts           197            179                   0                (157)       219

Valuation
allowances
for inventory    1,374          1,689                   0              (2,119)       944

Fiscal Year
1998
Allowance for
doubtful
accounts           123            111                   0                 (37)       197

Valuation
allowances
for inventory      349          1,024                 223      (2)       (222)     1,374

        (1)   Accounts written off, net of collections on accounts receivable previously written off.

        (2)  Business acquisition during 1998.

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

          (3)      EXHIBITS

          EXHIBIT
          NUMBER    DESCRIPTION
          ------    -----------

          3.1*      Amended and Restated Certificate of Incorporation

          3.2*      Amended and Restated Bylaws

          10.1*#    1997 Stock Option Plan (including form of "standard" option agreement and form of "special"option agreement)

          10.2*#    1998 Stock Option Plan (including form of "standard"  option agreement,  form of "special"  option  agreement and form of
                    "non-standard" option agreement)

          10.3*#    Wilson Greatbatch Ltd. Equity Plus Plan Money Purchase Plan

          10.4*#    Wilson Greatbatch Ltd. Equity Plus Plan Stock Bonus Plan

          10.5*#    Employment  Agreement,  dated  as of July 9,  1997,  between
                    Wilson Greatbatch Ltd. and Edward F. Voboril

          10.6*     Registration and Anti-Dilution  Agreement,  dated as of July
                    10, 1997, among Wilson  Greatbatch  Technologies,  Inc., DLJ
                    Investment Partners, L.P., DLJ Investment Funding, Inc., DLJ
                    First ESC L.L.C.,  The  Northwestern  Mutual Life  Insurance
                    Company and  Donaldson,  Lufkin  &  Jenrette  Securities
                    Corporation

          10.7      Credit  Agreement  dated as of January 12, 2001 by and among
                    Wilson  Greatbatch  Ltd.,  the  lenders  party  thereto  and
                    Manufacturers  and Traders Trust Company,  as administrative agent.

          10.8*     Stockholders  Agreement,  dated as of July 16,  1997,  among
                    Wilson Greatbatch  Technologies,  Inc., DLJ Merchant Banking
                    Partners II,  L.P.,  DLJMB  Funding II,  Inc.,  DLJ Merchant
                    Banking Partners II-A, L.P., DLJ Diversified Partners, L.P.,
                    DLJ Diversified  Partners-A,  L.P., DLJ Millennium Partners,
                    L.P., DLJ First ESC L.L.C.,  DLJ Offshore Partners II, C.V.,
                    DLJ EAB Partners,  L.P., U.K. Investment Plan 1997 Partners,
                    and the other  holders of common stock of Wilson  Greatbatch
                    Technologies Inc. party thereto

          10.9*     Amendment  No.  1 to  Stockholders  Agreement,  dated  as of
                    October 31,  1997,  among  Wilson  Greatbatch  Technologies,
                    Inc., DLJ Merchant  Banking Partners II, L.P., DLJMB Funding
                    II, Inc.,  DLJ Merchant  Banking  Partners  II-A,  L.P., DLJ
                    Diversified  Partners,  L.P.,  DLJ  Diversified  Partners-A,
                    L.P., DLJ Millennium  Partners,  L.P., DLJ First ESC L.L.C.,
                    DLJ Offshore Partners II, C.V., DLJ EAB Partners, L.P., U.K.
                    Investment  Plan 1997  Partners,  and the other  holders  of common stock of Wilson Greatbatch  Technologies,  Inc. party thereto

        10.10*      Management Stockholders  Agreement,  dated as of July
                    10, 1997, among Wilson  Greatbatch  Technologies,  Inc., DLJ
                    Merchant  Banking Partners II, L.P., DLJMB Funding II, Inc.,
                    DLJ Merchant  Banking  Partners II-A,  L.P., DLJ Diversified
                    Partners,  L.P.,  DLJ  Diversified  Partners-A,   L.P.,  DLJ
                    Millennium  Partners,   L.P.,  DLJ  First  ESC  L.L.C.,  DLJ
                    Offshore  Partners II, C.V.,  DLJ EAB Partners,  L.P.,  U.K.
                    Investment  Plan 1997  Partners,  and the other  holders  of common stock of Wilson Greatbatch  Technologies,  Inc. party thereto

          10.11*    Subordinated Note Holders Stockholders  Agreement,  dated as of July 10,  1997,  among  Wilson  Greatbatch  Technologies,
                    Inc., DLJ Merchant  Banking Partners II, L.P., DLJMB Funding
                    II, Inc.,  DLJ Merchant  Banking  Partners  II-A,  L.P., DLJ
                    Diversified  Partners,  L.P.,  DLJ  Diversified  Partners-A,
                    L.P., DLJ Millennium  Partners,  L.P., DLJ First ESC L.L.C.,
                    DLJ Offshore Partners II, C.V., DLJ EAB Partners, L.P., U.K.
                    Investment  Plan 1997  Partners,  DLJ  Investment  Partners,
                    L.P., DLJ Investment Funding,  Inc., The Northwestern Mutual
                    Life Insurance Company and Donaldson,  Lufkin & Jenrette
                    Securities Corporation

          10.12**+  Supply Agreement (SVO Batteries), dated as of July 31, 1991, between Wilson Greatbatch Ltd. and Medtronic Inc.

          10.13*+   Amendment  No. 1 to the Supply  Agreement  (SVO  Batteries),
                    dated as of June 3, 1996, between Wilson Greatbatch Ltd. and
                    Medtronic Inc.

          10.14*+   Amendment  No. 2 to the Supply  Agreement  (SVO  Batteries),
                    dated as of March 24, 1997,  between Wilson  Greatbatch Ltd.
                    And Medtronic Inc.

          10.15*+   Amendment  No. 3 to the Supply  Agreement  (SVO  Batteries),
                    dated as of July 22, 1999,  between Wilson  Greatbatch  Ltd.
                    and Medtronic Inc.

          10.16*+   Supply Agreement, dated as of February 1, 1999, among Wilson
                    Greatbatch Ltd. and Guidant/CRM

          10.17*+   Agreement,  dated  as of  April  16,  1997,  between  Wilson
                    Greatbatch  Ltd.  and  Pacesetter,  Inc., a St. Jude Medical
                    Company

          10.18*+   License  Agreement,  dated  August 8, 1996,  between  Wilson
                    Greatbatch Ltd. and Evans Capacitor Company

          10.19**+  Supplier  Partnering  Agreement,  dated as of June 1,  2000, between Wilson  Greatbatch Ltd. and Pacesetter,  Inc., a St.
                    Jude Medical Company

          10.20**   License  Agreement,  dated March 16,  1976,  between  Wilson
                    Greatbatch Ltd. and Medtronic Inc.

          10.21**   Amendment No. 1 to License  Agreement,  dated July 20, 1976, between Wilson Greatbatch Ltd. and Medtronic Inc.

          10.22**   Stockholders  Agreement,  dated as of August 23, 1999, among
                    Wilson Greatbatch  Technologies,  Inc., DLJ Merchant Banking
                    Partners II,  L.P.,  DLJMB  Funding II,  Inc.,  DLJ Merchant
                    Banking Partners II-A, L.P., DLJ Diversified Partners, L.P.,
                    DLJ Diversified  Partners-A,  L.P., DLJ Millennium Partners,
                    L.P.,  DLJ First ESC L.P.,  DLJ Offshore  Partners II, C.V.,
                    DLJ EAB Partners, L.P., UK Investment Plan 1997 Partners and
                    Fred Hittman

          10.23***  Form of Subscription  Agreement,  dated on or about July 17,
                    1997, between Wilson Greatbatch Technologies,  Inc. and each of Edward F. Voboril,  Larry T. DeAngelo,  Curtis F. Holmes,
                    Ph.D.,  Arthur  J.  Lalonde,  Richard  W.  Mott and Susan M.
                    Bratton.

          10.24***  Form of Management Subscription Agreement, dated November 1,
                    1997, between Wilson Greatbatch Technologies,  Inc. and each of Edward F. Voboril,  Larry T. DeAngelo,  Curtis F. Holmes,
                    Ph.D.,  Arthur  J.  Lalonde,  Richard  W.  Mott and Susan M.
                    Bratton

          10.25***  Form of Promissory Note, dated November 1, 1997,  payable to
                    Wilson  Greatbatch  Technologies,  Inc. by each of Edward F.
                    Voboril, Larry T. DeAngelo,  Curtis F. Holmes, Ph.D., Arthur
                    J. Lalonde, Richard W. Mott and Susan M. Bratton

          10.26***  Form of Pledge  Agreement,  dated November 1, 1997,  between
                    Wilson Greatbatch  Technologies,  Inc. and each of Edward F.
                    Voboril, Larry T. DeAngelo,  Curtis F. Holmes, Ph.D., Arthur
                    J. Lalonde, Richard W. Mott and Susan M. Bratton

          10.27***  Stock Purchase  Agreement,  dated as of July 31, 2000, among
                    Wilson Greatbatch  Technologies,  Inc., Battery Engineering,
                    Inc. and Hitachi Maxell, Ltd.

          10.28***  Stockholders  Agreement,  dated as of August 7, 2000,  among
                    Wilson Greatbatch Technologies,  Inc., Hitachi Maxell, Ltd.,
                    DLJ Merchant  Banking  Partners II, L.P.,  DLJMB Funding II,
                    Inc.,  DLJ  Merchant   Banking   Partners  II-A,  L.P.,  DLJ
                    Diversified  Partners,  L.P.,  DLJ  Diversified  Partners-A,
                    L.P., DLJ Millennium Partners, L.P., DLJ First ESC L.P., DLJ
                    Offshore  Partners II, C.V.,  DLJ EAB Partners,  L.P. and UK
                    Investment Plan 1997 Partners

          10.29***  Subscription Agreement,  dated as of August 7, 2000, between
                    Wilson  Greatbatch  Technologies,  Inc. and Hitachi  Maxell,
                    Ltd.

          10.30***  Non-Compete  Agreement,  dated as of August 7, 2000, between
                    Wilson  Greatbatch  Technologies,  Inc. and Hitachi  Maxell,
                    Ltd.

          21.1      List of subsidiaries

     Portions  of  those  exhibits  marked  "+"  have  been  omitted  and  filed separately  with the  Securities  and  Exchange  Commission  pursuant  to a request for confidential treatment.

*    Previously filed as an exhibit to the company's  Registration  Statement on
     Form S-1 (No.  333-37554)  filed May 22, 2000 and incorporated by reference herein.

**   Previously  filed  as an  exhibit  to  the  company's  Amendment  No.  1 to
     Registration  Statement on Form S-1 (No.  333-37554) filed July 3, 2000 and incorporated by reference herein.

***  Previously  filed  as an  exhibit  to  the  company's  Amendment  No.  5 to
     Registration  Statement on Form S-1 (No.  333-37554)  filed August 18, 2000 and incorporated by reference herein.

#    Indicates  exhibits that are management  contracts or compensation plans or arrangements required to be filed pursuant to Item 14(c) of Form 10-K.

(b)       REPORTS ON FORM 8-K

          No  reports on Form 8-K were  filed by the  company  during the fourth quarter of 2000.

SIGNATURES

        Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 29, 2001

                                     WILSON GREATBATCH TECHNOLOGIES, INC.

                                     By /s/ Edward F. Vobril
                                       ----------------------------
                                         EDWARD F. VOBORIL
                                         PRESIDENT, CHIEF EXECUTIVE
                                         OFFICER AND CHAIRMAN

                                     By /s/Arthur J. Lalonde
                                       ----------------------------
                                         ARTHUR J. LALONDE
                                         SENIOR VICE PRESIDENT, FINANCE AND
                                         TREASURER (PRINCIPAL FINANCIAL
                                         AND ACCOUNTING OFFICER)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                       Title                               Date
---------                       -----                               ----

/s/Edward F. Voboril            President, Chief Executive       March 29, 2001
----------------------          Officer, Chairman and
Edward F. Voboril               Director (Principal Executive
                                Officer)

/s/Robert E. Rich, Jr.          Director                         March 29, 2001
----------------------
Robert E. Rich, Jr.

/s/Douglas E. Rogers            Director                         March 29, 2001
----------------------
Douglas E. Rogers

/s/Bill R. Sanford              Director                         March 29, 2001
----------------------
Bill R. Sanford

/s/Henry Wendt                  Director                         March 29, 2001
----------------------
Henry Wendt

/s/David M. Wittels             Director                         March 29, 2001
----------------------
David M. Wittels

EXHIBIT INDEX
EXHIBIT
NUMBER    DESCRIPTION
------    -----------

3.1*      Amended and Restated Certificate of Incorporation

3.2*      Amended and Restated Bylaws

10.1*#    1997 Stock Option Plan (including form of "standard"  option agreement and form of "special" option agreement)

10.2*#    1998 Stock Option Plan (including form of "standard" option agreement, form of "special" option agreement and form of  "non-standard"  option agreement)

10.3*#    Wilson Greatbatch Ltd. Equity Plus Plan Money Purchase Plan

10.4*#    Wilson Greatbatch Ltd. Equity Plus Plan Stock Bonus Plan

10.5*#    Employment  Agreement,  dated  as of  July  9,  1997,  between  Wilson
          Greatbatch Ltd. and Edward F. Voboril

10.6*     Registration and Anti-Dilution  Agreement,  dated as of July 10, 1997, among Wilson Greatbatch  Technologies,  Inc., DLJ Investment Partners,
          L.P.,  DLJ  Investment  Funding,  Inc.,  DLJ  First  ESC  L.L.C.,  The
          Northwestern Mutual Life Insurance Company and Donaldson, Lufkin &
          Jenrette Securities Corporation

10.7      Credit  Agreement  dated as of January  12,  2001 by and among  Wilson
          Greatbatch  Ltd.,  the lenders  party  thereto and  Manufacturers  and
          Traders Trust Company, as administrative agent.

10.8*     Stockholders  Agreement,  dated  as of July  16,  1997,  among  Wilson
          Greatbatch Technologies, Inc., DLJ Merchant Banking Partners II, L.P.,
          DLJMB Funding II, Inc., DLJ Merchant  Banking Partners II-A, L.P., DLJ
          Diversified  Partners,  L.P., DLJ  Diversified  Partners-A,  L.P., DLJ
          Millennium Partners, L.P., DLJ First ESC L.L.C., DLJ Offshore Partners
          II, C.V., DLJ EAB Partners,  L.P., U.K. Investment Plan 1997 Partners,
          and  the  other   holders  of  common   stock  of  Wilson   Greatbatch
          Technologies Inc. party thereto

10.9*     Amendment  No. 1 to  Stockholders  Agreement,  dated as of October 31,
          1997, among Wilson Greatbatch Technologies, Inc., DLJ Merchant Banking
          Partners  II, L.P.,  DLJMB  Funding II,  Inc.,  DLJ  Merchant  Banking
          Partners II-A, L.P., DLJ Diversified  Partners,  L.P., DLJ Diversified
          Partners-A, L.P., DLJ Millennium Partners, L.P., DLJ First ESC L.L.C.,
          DLJ  Offshore  Partners  II,  C.V.,  DLJ  EAB  Partners,   L.P.,  U.K.
          Investment  Plan 1997 Partners,  and the other holders of common stock of Wilson Greatbatch Technologies, Inc. party thereto

10.10*    Management  Stockholders  Agreement,  dated as of July 10, 1997, among
          Wilson  Greatbatch  Technologies,  Inc., DLJ Merchant Banking Partners
          II, L.P.,  DLJMB Funding II, Inc., DLJ Merchant Banking Partners II-A,
          L.P., DLJ  Diversified  Partners,  L.P., DLJ  Diversified  Partners-A,
          L.P.,  DLJ  Millennium  Partners,  L.P.,  DLJ  First ESC  L.L.C.,  DLJ
          Offshore  Partners II, C.V., DLJ EAB Partners,  L.P., U.K.  Investment
          Plan 1997  Partners,  and the other  holders of common stock of Wilson
          Greatbatch Technologies, Inc. party thereto

10.11*    Subordinated Note Holders Stockholders Agreement, dated as of July 10,
          1997, among Wilson Greatbatch Technologies, Inc., DLJ Merchant Banking
          Partners  II, L.P.,  DLJMB  Funding II,  Inc.,  DLJ  Merchant  Banking
          Partners II-A, L.P., DLJ Diversified  Partners,  L.P., DLJ Diversified
          Partners-A, L.P., DLJ Millennium Partners, L.P., DLJ First ESC L.L.C.,
          DLJ  Offshore  Partners  II,  C.V.,  DLJ  EAB  Partners,   L.P.,  U.K.
          Investment  Plan 1997  Partners,  DLJ Investment  Partners,  L.P., DLJ
          Investment  Funding,  Inc.,  The  Northwestern  Mutual Life  Insurance
          Company and Donaldson, Lufkin & Jenrette Securities Corporation

10.12**+  Supply Agreement (SVO Batteries),  dated as of July 31, 1991,  between
          Wilson Greatbatch Ltd. and Medtronic Inc.

10.13*+   Amendment No. 1 to the Supply Agreement (SVO  Batteries),  dated as of
          June 3, 1996, between Wilson Greatbatch Ltd. and Medtronic Inc.

10.14*+   Amendment No. 2 to the Supply Agreement (SVO  Batteries),  dated as of
          March 24, 1997, between Wilson Greatbatch Ltd. And Medtronic Inc.

10.15*+   Amendment No. 3 to the Supply Agreement (SVO  Batteries),  dated as of
          July 22, 1999, between Wilson Greatbatch Ltd. and Medtronic Inc.

10.16*+   Supply  Agreement,   dated  as  of  February  1,  1999,  among  Wilson
          Greatbatch Ltd. and Guidant/CRM

10.17*+   Agreement,  dated as of April 16, 1997, between Wilson Greatbatch Ltd.
          and Pacesetter, Inc., a St. Jude Medical Company

10.18*+   License  Agreement,  dated August 8, 1996,  between Wilson  Greatbatch
          Ltd. and Evans Capacitor Company

10.19**+  Supplier  Partnering  Agreement,  dated  as of June 1,  2000,  between
          Wilson  Greatbatch  Ltd.  and  Pacesetter,  Inc.,  a St. Jude  Medical
          Company

10.20**   License  Agreement,  dated March 16, 1976,  between Wilson  Greatbatch
          Ltd. and Medtronic Inc.

10.21**   Amendment  No. 1 to License  Agreement,  dated July 20, 1976,  between
          Wilson Greatbatch Ltd. and Medtronic Inc.

10.22**   Stockholders  Agreement,  dated as of August 23,  1999,  among  Wilson
          Greatbatch Technologies, Inc., DLJ Merchant Banking Partners II, L.P.,
          DLJMB Funding II, Inc., DLJ Merchant  Banking Partners II-A, L.P., DLJ
          Diversified  Partners,  L.P., DLJ  Diversified  Partners-A,  L.P., DLJ
          Millennium  Partners,  L.P., DLJ First ESC L.P., DLJ Offshore Partners
          II, C.V., DLJ EAB Partners, L.P., UK Investment Plan 1997 Partners and
          Fred Hittman

10.23***  Form of  Subscription  Agreement,  dated  on or about  July 17,  1997, between  Wilson  Greatbatch  Technologies,  Inc. and each of Edward F.
          Voboril,  Larry T.  DeAngelo,  Curtis  F.  Holmes,  Ph.D.,  Arthur  J.
          Lalonde, Richard W. Mott and Susan M. Bratton.

10.24***  Form of Management  Subscription  Agreement,  dated  November 1, 1997, between  Wilson  Greatbatch  Technologies,  Inc. and each of Edward F.
          Voboril,  Larry T.  DeAngelo,  Curtis  F.  Holmes,  Ph.D.,  Arthur  J.
          Lalonde, Richard W. Mott and Susan M. Bratton

10.25***  Form of Promissory  Note,  dated  November 1, 1997,  payable to Wilson
          Greatbatch  Technologies,  Inc. by each of Edward F. Voboril, Larry T.
          DeAngelo,  Curtis F. Holmes, Ph.D., Arthur J. Lalonde, Richard W. Mott
          and Susan M. Bratton

10.26***  Form of Pledge  Agreement,  dated  November  1, 1997,  between  Wilson
          Greatbatch Technologies,  Inc. and each of Edward F. Voboril, Larry T.
          DeAngelo,  Curtis F. Holmes, Ph.D., Arthur J. Lalonde, Richard W. Mott
          and Susan M. Bratton

10.27***  Stock  Purchase  Agreement,  dated as of July 31,  2000,  among Wilson
          Greatbatch Technologies,  Inc., Battery Engineering,  Inc. and Hitachi
          Maxell, Ltd.

10.28***  Stockholders  Agreement,  dated as of August  7,  2000,  among  Wilson
          Greatbatch  Technologies,  Inc.,  Hitachi  Maxell,  Ltd., DLJ Merchant
          Banking  Partners  II,  L.P.,  DLJMB  Funding II,  Inc.,  DLJ Merchant
          Banking  Partners II-A,  L.P.,  DLJ  Diversified  Partners,  L.P., DLJ
          Diversified Partners-A, L.P., DLJ Millennium Partners, L.P., DLJ First
          ESC L.P., DLJ Offshore  Partners II, C.V., DLJ EAB Partners,  L.P. and
          UK Investment Plan 1997 Partners

10.29***  Subscription  Agreement,  dated as of August 7, 2000,  between  Wilson
          Greatbatch Technologies, Inc. and Hitachi Maxell, Ltd.

10.30***  Non-Compete  Agreement,  dated as of August 7,  2000,  between  Wilson
          Greatbatch Technologies, Inc. and Hitachi Maxell, Ltd.

21.1      List of subsidiaries

--------------------------

     Portions  of  those  exhibits  marked  "+"  have  been  omitted  and  filed separately  with the  Securities  and  Exchange  Commission  pursuant  to a request for confidential treatment.

*    Previously filed as an exhibit to the company's Registration Statement on
     Form S-1 (No.  333-37554)  filed May 22, 2000 and incorporated by reference herein.

**   Previously  filed  as an  exhibit  to  the  company's  Amendment  No.  1 to
     Registration  Statement on Form S-1 (No.  333-37554) filed July 3, 2000 and incorporated by reference herein.

***  Previously  filed  as an  exhibit  to  the  company's  Amendment  No.  1 to
     Registration  Statement on Form S-1 (No.  333-37554)  filed August 18, 2000 and incorporated by reference herein.

#    Indicates  exhibits that are management  contracts or compensation plans or arrangements required to be filed pursuant to Item 14(c) of Form 10-K.