Form 10-Q
period 2001-03-30
WILSON GREATBATCH TECHNOLOGIES INC
filed 2001-05-10
CIK 1114483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarter Ended March 30, 2001

Commission File Number 1-16137

WILSON GREATBATCH TECHNOLOGIES, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State of Incorporation)	16-1531026 (I.R.S. Employer Identification No.)
10,000 Wehrle Drive, Clarence, New York (Address of principal executive offices)	14031 (Zip Code)

(716) 759-6901
(Registrant's telephone number, including area code)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [__]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of April 30, 2001	Common stock, $.001 per value per share	18,712,967 shares

WILSON GREATBATCH TECHNOLOGIES, INC.
TABLE OF CONTENTS FOR FORM 10-Q
QUARTER ENDED MARCH 30, 2001

COVER PAGE.................................................................... 1

TABLE OF CONTENTS............................................................. 2

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................10

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk...........15

PART II - OTHER INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

WILSON GREATBATCH TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                             March 30,   December 29,
                                                               2001         2000
                                                           -----------  ------------
ASSETS                                                     (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                $    253       $    16
  Accounts receivable, net of allowance
    for doubtful accounts of $364 and $319 as of
    March 30, 2001 and December 29, 2000, respectively       15,377        12,977
  Inventories                                                15,948        13,643
  Prepaid expenses and other assets                             930           819
  Refundable income taxes                                       279           623
  Deferred tax asset                                          1,863         1,863
                                                           --------       -------
          Total current assets                               34,650        29,941

PROPERTY, PLANT AND EQUIPMENT, NET                           36,640        36,625
INTANGIBLE ASSETS, NET                                      102,347       104,395
DEFERRED TAX ASSET                                            8,800         8,800
OTHER ASSETS                                                  1,970         1,886
TOTAL ASSETS                                               $184,407      $181,647
                                                           ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term obligations              $     15         3,017
  Accounts payable                                            3,277         2,365
  Accrued liabilities                                         9,429         9,480
                                                           --------      --------
          Total current liabilities                          12,721        14,862

LONG-TERM OBLIGATIONS                                        35,916        30,951
          Total liabilities                                  48,637        45,813
                                                           --------      --------
STOCKHOLDERS' EQUITY:
  Common stock                                                   19            19
  Capital in excess of par value                            157,537       157,526
  Retained deficit                                          (17,607)      (17,532)
                                                           --------     ---------
          Subtotal                                          139,949       140,013

  Less treasury stock, at cost                               (4,179)       (4,179)
          Total stockholders' equity                        135,770       135,834
                                                           --------     ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $184,407     $ 181,647
                                                           ========     =========

See notes to condensed consolidated financial statements.

WILSON GREATBATCH TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands except per share amounts)

                                                             Three Months Ended
                                                           March 30    March 31,
                                                             2001        2000
                                                           --------    ---------
Revenues                                                   $ 29,571    $  23,176
Cost of goods sold                                           15,560       12,936
                                                           --------    ---------
Gross profit                                                 14,011       10,240
Selling, general and administrative expense                   3,780        2,624
Research, development and engineering costs, net              3,188        2,520
Intangible amortization                                       1,639        1,627
                                                           --------     --------
                                                              5,404        3,469
Interest expense                                                712        3,985
Other expense                                                    59           61
                                                           --------     --------
Income (loss) before income taxes and extraordinary loss      4,633         (577)
Income tax expense (benefit)                                  1,714         (184)
                                                           --------     --------
Income (loss) before extraordinary loss                       2,919         (393)
Extraordinary loss on retirement of debt, net of tax         (2,994)           0
Net loss                                                   $    (75)    $   (393)
                                                           ========     ========
Basic earnings (loss) per share:
     Income (loss) from continuing operations              $   0.16     $  (0.03)
     Extraordinary loss on retirement of debt                 (0.16)       (0.00)
     Net loss                                              $  (0.00)    $  (0.03)
                                                           ========     ========
Diluted earnings (loss) per share:
     Income (loss) from continuing operations              $   0.15     $  (0.03)
     Extraordinary loss on retirement of debt                 (0.15)       (0.00)
     Net loss                                              $  (0.00)    $ (0.03)
                                                           ========     ========
Weighted average shares outstanding
   Basic                                                     18,713       12,616
   Diluted                                                   19,059       12,616

See notes to condensed consolidated financial statements.

WILSON GREATBATCH TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

                                                             Three Months Ended
                                                           ---------------------
                                                           March 30,   March 31,
                                                             2001        2000
                                                           ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                 $    (75)   $    (393)
  Adjustments to reconcile net loss to
    net cash provided by operating activities:
    Depreciation and amortization                             3,222        3,115
    Extraordinary loss on retirement of debt                  3,019            0
    Deferred financing costs                                     30          232
    Loss on disposal of assets                                   26            0
    Changes in operating assets and liabilities:
    Accounts receivable                                      (2,400)         556
    Inventories                                              (2,305)      (1,134)
    Prepaid expenses and other assets                          (220)        (454)
    Accounts payable                                            912          253
    Accrued liabilities                                         248        2,336
    Income taxes                                                 29          120
       Net cash provided by operating activities              2,486        4,631
                                                          ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of property, plant and equipment             (1,552)      (1,918)
    Increase in intangible assets                              (940)        (267)
       Net cash used in investing activities                 (2,492)      (2,185)
                                                          ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings (repayments) under line of credit, net           500       (2,150)
    Proceeds from long-term debt                             40,000            0
    Scheduled payments of long-term debt                         (3)      (1,650)
    Prepayments of long-term debt                           (40,265)           0
    Purchase of treasury stock                                    0          (35)
    Issuance of common stock                                     11            0
       Net cash provided by (used in) financing activities      243       (3,835)
                                                           --------    ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            237       (1,389)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   16        3,863
                                                           --------    ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                   $    253    $   2,474
                                                           ========    =========

See notes to condensed consolidated financial statements.

WILSON GREATBATCH TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Quarter Ended March 30, 2001

1.        Basis of Presentation

The accounting policies used in preparing these statements are the same as those used in preparing the consolidated financial statements of Wilson Greatbatch Technologies, Inc., a holding company, and its wholly owned subsidiary Wilson Greatbatch Ltd. (collectively, the “Company”) for the year ended December 29, 2000. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 29, 2000.

The foregoing balance sheet as of March 30, 2001, statements of operations for the threemonths ended March 30, 2001 and March 31, 2000 and statements of cash flows for the three months ended March 30, 2001 and March 31, 2000 are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods. The results of operations for the three months ended March 30, 2001 are not necessarily indicative of results to be expected for the entire year or for any other period.

Supplemental Cash Flow Information (in thousands):
	Three Months Ended
	March 30, 2001	March 31, 2000
Cash paid during the year for interest	$704	$2,432

2.        Restructuring of Debt

In January 2001, the Company consummated a new, $60.0 million credit facility which consists of a $40.0 million term loan and a $20.0 million revolving line of credit. Both the term loan and the revolving line of credit have a term of five years and mature on January 1, 2006. The new credit agreement is secured by the Company’s accounts receivable and inventories and requires the Company to comply with various quarterly financial covenants related to EBITDA, as it is defined in the credit agreement, and ratios of leverage, interest and fixed charges as they relate to EBITDA. Both the term loan and the revolving line of credit bear interest at a rate that varies with the Company’s level of leverage. At current leverage levels, the applicable interest rates for both the term loan and revolving line of credit are prime less 1.0% or the London Interbank Offered Rate, or LIBOR, plus 1.25%, at the Company’s option. At March 30, 2001, the weighted average interest rate for the term loan was 6.4%, and there was $0.5 million outstanding under the Revolving line of credit.

The proceeds from the new term loan were used to pay off the remaining senior debt and the Senior Subordinated Notes that were outstanding as of December 29, 2000. As a result of this debt restructuring, there was an extraordinary loss of $3.0 million, net of taxes. The loss was associated with the restructuring of our long-term debt and the related write-off of deferred financing fees and loan discounts associated with the previous long-term debt. Also included in the loss was the payment of $1.7 million, before taxes, as a call premium to the holders of our Senior Subordinated Notes. At that date, there were $18.3 million principal amounts outstanding under the Company’s 13.0% Senior Subordinated Notes, $6.2 million outstanding under the Term A loan facility and $9.0 million outstanding under the Term B loan facility. There were no amounts outstanding under the revolving line of credit. At December 29, 2000, the weighted average interest rate for the Term A loans was 10.3% and the weighted average interest rate for the Term B loans was 10.5%.

3.        Inventories

        Inventories consist of the following (in thousands):

                                                        March 30,   December 29,
                                                          2001          2000
                                                        -------       -------
                                                      (unaudited)

Raw material                                             $ 7,947      $ 7,302
Work-in-progress                                           5,951        4,941
Finished goods                                             2,050        1,400
                                                         -------      -------
Total                                                    $15,948      $13,643
                                                         =======      =======

4.        Intangible Assets, Net

        Intangible assets consist of the following (in thousands):

                                                        March 30,   December 29,
                                                           2001         2000
                                                          ------       -------
Goodwill, net of accumulated amortization of $4,173
and $3,803$                                              $54,578      $54,948

Trademarks and names, net of accumulated amortization
of $2,612 and $2,426                                      27,048       27,234

Other Intangible Assets, Net                              20,721       22,213
                                                        --------     --------
                                                        $102,347     $104,395
Total                                                   ========     ========
Goodwill amortization for the three months ended March 30, 2001 and the three months ended March 31, 2000 was $0.4 million and $0.4 million, respectively.

5.        Comprehensive Income

For all periods presented, the Company's only component of comprehensive income is its net loss for those periods.

6.        Income (loss) Per Share

Basic income (loss) per share is calculated by dividing the income (loss) for the period by the weighted average number of shares outstanding during the period. Diluted income (loss) per share is calculated by dividing the income (loss) for the period by the weighted average number of shares and potential common stock equivalents outstanding during the period, if dilutive, as computed under the “Treasury Stock” method. Potential common stock equivalents consist of shares of common stock issuable upon the exercise of stock options.

During the three-month period ended March 31, 2000, fully diluted weighted average shares exceeded basic weighted average shares by approximately 222,000 shares. The dilutive stock options were not included in the calculation of diluted loss per share for the three months ended March 31, 2000 because to do so would have been antidilutive.

7.        Business Segment Information

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

                                             Three Months           Three Months
                                                Ended                  Ended
                                               March 30,              March 31,
                                                2001                    2000
                                             ------------           ------------
                                              (Unaudited)            (Unaudited)
Revenues:
   Medical                                       $22,582                $20,846
   Commercial power sources                        6,989                  2,330
                                             ------------           ------------
   Total revenues                                $29,571                $23,176
                                             ============           ============

Segment income from operations:
   Medical                                       $ 8,415                $ 7,499
   Commercial power sources                        2,578                    604
                                             ------------           ------------
Total segment income from
   operations                                     10,993                  8,103
   Unallocated                                    (6,360)                (8,680)
                                             ------------           ------------
Income (loss) before income taxes
   and extraordinary loss                        $ 4,633                 ($ 577)
                                             ============           ============

8.        Impact of Recently Issued Accounting Standards

Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS No. 133 effective December 30, 2000, which was the first day of fiscal 2001. The adoption of SFAS No. 133 did not have a significant impact on the consolidated financial position, results of operations, or cash flows of the Company.

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

Results of Operations

Revenues

Total revenues for the quarter ended March 30, 2001 were $29.6 million, a $6.4 million, or 28%, increase from $23.2 million for the first quarter of 2000. This increase was primarily due to the inclusion of revenues in the first quarter of 2001 of Battery Engineering, Inc., or BEI, which we acquired in August 2000.

Medical. Total medical revenues for the first quarter of 2001 were $22.6 million, a $1.7 million, or 8%, increase from $20.8 million for the first quarter of 2000. Implantable power source revenues for the quarter ended March 30, 2001 were $11.2 million, an increase of $0.7 million, or 7%, from $10.5 million for the quarter ended March 31, 2000. This increase was primarily due to our customers’ increased current demand for ICD batteries versus the first quarter of 2000 and orders in anticipation of new product launches later this year. This increase was offset by a decline in sales of pacemaker batteries due to an unusually high order from one of our customers in the first quarter of 2000. Capacitor revenues for the quarter ended March 30, 2001 were $3.5 million, an increase of $0.2 million, or 6%, from $3.3 million for the first quarter of 2000. This increase was tempered by planned improvements in our capacitor technology in 2000, which reduced the number of capacitors per ICD to three from four in the first quarter of 2001. Sales of medical components were $7.9 million for the quarter ended March 30, 2001, an increase of $0.8 million, or 12%, from $7.0 million in the first quarter of 2000. The increase was primarily due to our qualifying additional components for sale with existing and new customers.

Commercial. Commercial power sources revenues for the quarter ended March 30, 2001 were $7.0 million, an increase of $4.7 million, or 200%, from $2.3 million for the first quarter of 2000. The increase was primarily due to the inclusion of BEI sales in the first quarter of 2001, the continuing recovery in the oil and gas exploration business and certain price increases.

Gross profit

Gross profit for the quarter ended March 30, 2001 was $14.0 million, an increase of $3.8 million, or 37%, from $10.2 million for the first quarter of 2000. As a percentage of total revenues, gross profit for the first quarter of 2001 increased to 47% from 44% for the first quarter of 2000. The increase in gross profit as a percentage of sales was primarily due to a higher percentage of total revenues from products which have traditionally been more profitable, such as batteries for ICDs, and the presence of significant capacitor start-up costs during the first quarter of 2000.

Selling, general and administrative expenses

Selling, general and administrative expenses for the quarter ended March 30, 2001 were $3.8 million, an increase of $1.2 million, or 44%, from $2.6 million for the first quarter of 2000. As a percentage of total revenues, selling, general and administrative expenses were 13% in the first quarter of 2001, as compared to 11% for the first quarter of 2000. The increase in selling, general and administrative expenses is primarily due to the inclusion of costs associated with BEI in 2001, the administrative costs associated with our status as a public company and training costs associated with a new quality initiative in the first quarter of 2001.

Research, development and engineering expenses

Research, development and engineering expenses for the quarter ended March 30, 2001 were $3.2 million, an increase of $0.7 million, or 27%, from $2.5 million in the first quarter of 2000. As a percentage of total revenues, research, development and engineering expenses were 11% for both the first quarter of 2001 and 2000. Payments received from customers for the development of proprietary battery models are recorded as an offset of research, development and engineering expenses.

Other expenses

Intangible amortization was $1.6 million for both the first quarter of 2001 and 2000.

Interest expense was $0.7 million for the quarter ended March 30, 2001, a decrease of $3.3 million, or 82%, from $4.0 million in the first quarter of 2000. The decrease was primarily attributable to the use of $84.0 million in net proceeds from our September 2000 initial public offering to pay down debt, lower interest rates generally in the first quarter of 2001 as compared to the first quarter of 2000 and a more favorable interest rate structure in our new credit agreement consummated in January 2001 than had been in our previous credit agreement.

Provision for Income Taxes

Our effective tax rate was 37% for the quarter ended March 30, 2001 and 32% for the quarter ended March 31, 2000. Our effective tax rate increased due to an increase in state taxes, a decrease in utilizable New York State tax credits and the acquisition of BEI, a Massachusetts taxpayer. Our effective tax rate of 37% differs from the federal statutory rate of 35% due to the effect of state taxes.

Income (loss) before extraordinary loss

Income from continuing operations grew to $2.9 million for the first quarter of 2001 versus a loss of $0.4 million for the first quarter of 2000. The increase was due primarily to the increase in operating income in 2001 as compared to 2000. Diluted earnings per share from continuing operations for the first quarter of 2001 were $0.16 versus ($0.03) for the first quarter of 2000.

Extraordinary loss

In the quarter ended March 30, 2001, there was an extraordinary loss of $3.0 million, net of taxes, with no comparable amount for the first quarter of 2000. The loss was associated with the restructuring of our long-term debt and the related write-off of deferred financing fees and loan discounts associated with the previous long-term debt. Also included in the loss was the payment of $1.7 million, before taxes, as a call premium to the holders of our subordinated debt.

Net loss

Our net loss in the first quarter of 2001 narrowed to ($0.1) million from a net loss of ($0.4) million in the first quarter of 2000. The reduction in net loss was primarily due to an increase in operating income in 2001 relative to 2000, off-set by the extraordinary loss of $3.0 million, net of taxes, in the first quarter of 2001. Diluted loss per share was ($0.00) in the first quarter of 2001 and ($0.03) in the first quarter of 2000.

Liquidity and Capital Resources

Overview

We strengthened our financial position in the first quarter of 2001 through the consummation of a new credit facility. The net proceeds from a new $40.0 million term loan were used to pay off all previously existing senior and subordinated debt.

Liquidity

At March 30, 2001, we had $0.3 million of cash and cash equivalents. Cash provided by operating activities in the first quarter of 2001 was $2.5 million compared to $4.6 million in the first quarter of 2000. The decrease in cash provided by operating activities in the first quarter of 2001 as compared to that of 2000 was primarily due to increases in accounts receivable and inventories, necessitated by the first quarter 2001 sales level and anticipated customer demand.

Net cash used in investing activities was $2.5 million in the first quarter of 2001 and $2.2 million in the first quarter of 2000. Capital expenditures were $1.6 million and $1.9 million for the first quarters of 2001 and 2000, respectively.

Cash provided by financing activities was $0.2 million in the first quarter of 2001, compared with cash used in financing activities of $3.8 million in 2000. In January 2001, we used the $40.0 million of proceeds from a new term loan (discussed in detail below) and cash generated by operating activities to pay off the remaining $15.2 million of our senior debt, and the remaining $18.3 million of our 13% subordinated notes. We also pre-paid $5.0 million of the new term loan by March 30, 2001. Cash used in financing activities in the first quarter of 2000 was primarily the result of debt repayments.

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

Capital Structure

Our capital structure consists of interest-bearing debt and equity. Interest-bearing debt as a percentage of our total capitalization increased to 21% at March 30, 2001 compared to 20% at December 29, 2000. Our long-term debt at March 30, 2001 consisted of $35 million in a term note and $0.5 million in borrowings under our revolving line of credit.

In January 2001, we consummated a $60.0 million credit facility consisting of a $40.0 million term loan and a $20.0 million revolving line of credit. Both the term loan and the revolving line of credit have a term of five years and mature on January 1, 2006. The new credit agreement is secured by our accounts receivable and inventories and requires us to comply with various quarterly financial covenants related to EBITDA, as defined in the credit agreement, and ratios of leverage, interest and fixed charges as they relate to EBITDA. Both the term loan and revolving line of credit bear interest at a rate that varies with our level of leverage. At current leverage levels, the applicable interest rates for both the term loan and the revolving line of credit are prime less 1.0% or the London Interbank Offered Rate, or LIBOR, plus 1.25%, at our option. At March 30, 2001, the weighted average interest rate for the term loan was 6.4%, and there was $0.5 million outstanding under the revolving line of credit.

We used the proceeds from the new term loan to pay off the remaining senior debt and the senior subordinated notes that were outstanding as of December 29, 2000, plus accrued interest and a call premium. At that date, there was $18.3 million principal amount outstanding under our 13% senior subordinated notes, $6.2 million outstanding under our Term A loan facility and $9.0 million outstanding under our Term B loan facility. There were no amounts outstanding under the revolving line of credit. At December 29, 2000, the weighted average interest rate for our Term A loans was 10.3% and the weighted average interest rate for our Term B loans was 10.5%. Associated with this debt prepayment was an extraordinary charge recorded in the first quarter of 2001 in the amount of $3.0 million, net of tax.

Inflation

We do not believe that inflation has had a significant effect on our operations to date.

Impact of Recently Issued Accounting Standards

Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS No. 133 effective December 30, 2000, which was the first day of fiscal 2001. The adoption of SFAS No. 133 did not have a significant impact on the consolidated financial position, results of operations, or cash flows of the Company.

Forward-Looking Statements

        Some of the statements contained in this Quarterly Report on Form 10-Q and other written and oral statements made from time to time by us and our representatives, are not statements of historical or current fact. As such, they are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations, which are subject to known and unknown risks, uncertainties and assumptions. They include statements relating to:

  future revenues, expenses and profitability;
  the future development and expected growth of our business and the implantable medical device industry;
  our ability to successfully execute our business model and our business strategy;
  our ability to identify trends within the industries for implantable medical devices, medical components and commercial power sources and to offer products and services that meet the changing needs of those markets;
  projected capital expenditures; and
  trends in government regulation.

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

        Although it is not possible to create a comprehensive list of all factors that may cause actual results to differ from the results expressed or implied by our forward-looking statements or that may affect our future results, some of these factors include the following: dependence upon a limited number of customers, product obsolescence, inability to market current or future products, pricing pressure from customers, reliance on third party suppliers for raw materials, products and subcomponents, fluctuating operating results, inability to maintain high quality standards for our products, challenges to our intellectual property rights, product liability claims, inability to successfully consummate and integrate acquisitions, unsuccessful expansion into new markets, competition, inability to obtain licenses to key technology, regulatory changes or consolidation in the healthcare industry, and other risks and uncertainties described in the Company’s Annual Report on Form 10-K and other periodic filings with the Securities and Exchange Commission.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk.

Under the new credit facility both the term loan and any borrowings under the line of credit bear interest at fluctuating market rates. An analysis of the impact on our interest rate sensitive financial instruments of a hypothetical 10% change in short-term interest rates shows an impact on expected 2001 earnings of approximately $0.1 million of higher or lower earnings, depending on whether short-term rates rise or fall by 10%. The discussion and the estimated amounts referred to above include forward-looking statements of market risk which involve certain assumptions as to market interest rates. Actual future market conditions may differ materially from such assumptions. Accordingly, the forward-looking statements should not be considered projections of future events by our company.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.

        None.

ITEM 2. Changes in Securities and Use of Proceeds.

        None.

ITEM 3. Defaults Upon Senior Securities.

        None.

ITEM 4. Submission of Matters to a Vote of Security Holders.

        None.

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

WILSON GREATBATCH TECHNOLOGIES, INC. (Registrant)
Date May 10, 2001	By: \s\ Arthur J. Lalonde Arthur J. Lalonde Senior Vice President, Finance (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation Filed as Exhibit 3.1 to our Registration Statement on Form S-1 (No. 333- 37554) filed May 22, 2000, and incorporated by reference herein.
3.2	Amended and Restated Bylaws Filed as Exhibit 3.2 to our Registration Statement on Form S-1 (No. 333-37554) filed May 22, 2000, and incorporated by reference herein.