Form 10-Q
period 2001-06-29
WILSON GREATBATCH TECHNOLOGIES INC
filed 2001-08-10
CIK 1114483

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF
THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended June 29, 2001

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of July 31, 2001	Common stock, $.001 per value per share	20,714,106 shares

WILSON GREATBATCH TECHNOLOGIES, INC.
TABLE OF CONTENTS FOR FORM 10-Q
QUARTER ENDED JUNE 29, 2001

                                                                             Page

COVER PAGE.....................................................................1

TABLE OF CONTENTS..............................................................2

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................11

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk...........18

PART II - OTHER INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1.     Financial Statements.

WILSON GREATBATCH TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                          June 29,    December 29,
                                                            2001          2000
                                                        -----------   -----------
ASSETS                                                  (unaudited)

CURRENT ASSETS:
  Cash and cash equivalents                            $      862     $       16
  Accounts receivable, net of allowance
    for doubtful accounts of $389 and $319 as of
    June 29, 2001 and December 29, 2000, respectively      17,174         12,977
  Inventories                                              23,151         13,643
  Prepaid expenses and other assets                         2,428            819
  Refundable income taxes                                     279            623
  Deferred tax asset                                        1,863          1,863
                                                        ---------      ---------
          Total current assets                             45,757         29,941

PROPERTY, PLANT AND EQUIPMENT, NET                         38,813         36,625
INTANGIBLE ASSETS, NET                                    143,024        104,395
DEFERRED TAX ASSET                                          8,800          8,800
OTHER ASSETS                                                2,033          1,886
                                                        ---------      ---------
TOTAL ASSETS                                           $  238,427     $  181,647
                                                        =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                     $    5,863     $    2,365
  Accrued liabilities                                      13,713          9,480
  Current maturities of long-term obligations               9,011          3,017
                                                        ---------      ---------
          Total current liabilities                        28,587         14,862

LONG-TERM OBLIGATIONS                                      71,416         30,951
                                                        ---------      ---------
          Total liabilities                               100,003         45,813
                                                        ---------      ---------

STOCKHOLDERS' EQUITY:
  Common stock                                                 19             19
  Capital in excess of par value                          157,542        157,526
  Retained deficit                                        (14,958)       (17,532)
                                                        ---------      ---------
          Subtotal                                        142,603        140,013

  Less treasury stock, at cost                             (4,179)        (4,179)
                                                        ---------      ---------
          Total stockholders' equity                      138,424        135,834
                                                        ---------      ---------

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                               $  238,427     $  181,647
                                                        =========      =========

See notes to condensed consolidated financial statements.

WILSON GREATBATCH TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands except per share amounts)

                                                    Three Months Ended         Six Months Ended
                                                    ------------------         ----------------

                                                June 29,     June 30,      June 29,    June 30,
                                                  2001         2000         2001        2000
                                               ----------   ---------    ---------    ---------
Revenues                                      $    32,987  $   23,408   $   62,558   $   46,584
Cost of goods sold                                 18,378      13,449       33,938       26,385
                                               ----------   ---------    ---------    ---------
Gross profit                                       14,609       9,959       28,620       20,199

Selling, general and administrative
expense                                             4,534       2,508        8,314        5,132
Research, development and
engineering costs, net                              3,371       2,526        6,559        5,046
Intangible amortization                             1,711       1,640        3,350        3,267
                                               ----------   ---------    ---------    ---------
                                                    4,993       3,285       10,397        6,754

Interest expense                                      728       3,802        1,440        7,787
Other expense                                          26          10           85           71
                                               ----------   ---------    ---------    ---------
Income (loss) before income taxes and
extraordinary loss                                  4,239        (527)       8,872       (1,104)
Income tax expense (benefit)                        1,590        (144)       3,304         (328)
                                               ----------   ---------    ---------    ---------
Income (loss) before extraordinary loss             2,649        (383)       5,568         (776)
Extraordinary loss on retirement of
debt, net of tax                                        0           0       (2,994)           0
                                               ----------   ---------    ---------    ---------
Net income (loss)                             $     2,649  $     (383)  $    2,574   $     (776)
Basic earnings (loss) per share:
    Income (loss) from continuing
    operations                                $      0.14  $    (0.03)  $     0.30   $    (0.06)
    Extraordinary loss on retirement of
    debt                                             0.00        0.00        (0.16)        0.00
                                               ----------   ---------    ---------    ---------
    Net income (loss)                         $      0.14  $    (0.03)  $     0.14   $    (0.06)
                                               ==========   =========    =========    =========
Diluted earnings (loss) per share:
    Income (loss) from continuing
    operations                                $      0.14  $    (0.03)  $     0.29   $    (0.06)
    Extraordinary loss on retirement of
    debt                                             0.00        0.00        (0.16)        0.00
                                               ----------   ---------    ---------    ---------
    Net income (loss)                         $      0.14  $    (0.03)  $     0.13   $    (0.06)
                                               ==========   =========    =========    ==========
Weighted average shares outstanding
   Basic                                           18,713      12,614       18,713       12,615
   Diluted                                         19,102      12,614       19,081       12,615

See notes to condensed consolidated financial statements.

WILSON GREATBATCH TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

                                                                           Six Months Ended
                                                                       -----------------------------
                                                                          June 29,         June 30,
                                                                            2001             2000
                                                                        -------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                    $        2,574    $       (776)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities, net of acquisitions:
    Depreciation and amortization                                               6,564           6,243
    Extraordinary loss on retirement of debt                                    3,019               0
    Amortization of deferred financing costs                                       94             465
    Loss on disposal of assets                                                     33               0
  Changes in operating assets and liabilities:
    Accounts receivable                                                        (4,197)           (661)
    Inventories                                                                (4,300)           (187)
    Prepaid expenses and other assets                                          (1,701)          1,568
    Accounts payable                                                            2,335              99
    Accrued liabilities                                                         3,113           2,008
    Income taxes                                                                  979            (342)
                                                                        -------------    ------------
       Net cash provided by operating activities                                8,513           8,417
                                                                        -------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of property, plant and equipment                               (2,514)         (3,240)
    Increase in intangible assets                                              (2,453)           (267)
    Increase in other long term assets                                            (50)              0
    Acquisition of subsidiary                                                 (47,394)              0
                                                                        -------------    ------------
       Net cash used in investing activities                                  (52,411)         (3,507)
                                                                        -------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayments under line of credit, net                                            0          (3,200)
    Proceeds from long-term debt                                               87,000               0
    Scheduled payments of long-term debt                                           (7)         (3,050)
    Prepayments of long-term debt                                             (42,265)              0
    Purchase of treasury stock                                                      0             (70)
    Issuance of common stock                                                       16               0
                                                                        -------------    ------------
       Net cash provided by (used in) financing activities                     44,744          (6,320)
                                                                        -------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              846          (1,410)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     16           3,863
                                                                         ------------     ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                $         862    $      2,453
                                                                         -------------    ------------

See notes to condensed consolidated financial statements.

WILSON GREATBATCH TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Quarter and Six Months Ended June 29, 2001

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

The foregoing balance sheet as of June 29, 2001, statements of operations for the three months and six months ended June 29, 2001 and June 30, 2000 and statements of cash flows for the six months ended June 29, 2001 and June 30, 2000 are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods. The results of operations for the six months ended June 29, 2001 are not necessarily indicative of results to be expected for the entire year or for any other period.

Supplemental Cash Flow Information (in thousands):

	Six Months Ended
	June 29, 2001	June 30, 2000
Cash paid during the year for:
Interest	$1,270	$6,764
Income taxes	984	43
2.	Acquisition

On June 18, 2001, the Company completed the acquisition of substantially all of the assets of the Sierra-KD Components division of Maxwell Technologies, Inc. (“Greatbatch-Sierra”), a developer and manufacturer of electromagnetic interference filters and capacitors for implantable medical devices for $49.0 million in cash and certain assumed liabilities.

The acquisition was recorded under the purchase method of accounting and accordingly, the results of the operations of Greatbatch-Sierra have been included in the consolidated financial statements from the date of acquisition.

The assets acquired and liabilities assumed were recorded at estimated fair values as determined by the Company’s management based on information currently available. The Company is in the process of obtaining independent appraisals of the fair values of the acquired property, plant and equipment, and identified intangible assets, and their remaining useful lives. The Company is also completing the review and determination of the fair values of the other assets acquired and liabilities assumed. Accordingly, the allocation of the purchase price is subject to revision based on the final determination of appraised and other fair values.

Unaudited, pro forma consolidated results of operations information assuming the acquisition of Greatbatch-Sierra had taken place on January 1, 2000 is as follows (in thousands, except per share amounts):

	Six Months Ended	Six Months Ended
	June 29, 2001	June 30, 2000
Revenues	$69,312	$52,509
Income (loss) before extraordinary loss on retirement of debt	4,333	(3,386)
Net income (loss)	1,339	(3,386)
Diluted earnings (loss) per share: Income (loss) before extraordinary loss on retirement of debt	0.23	(0.27)
Net income (loss)	0.07	(0.27)
Such pro forma results of operations should be read in conjunction with the Company’s condensed consolidated financial statements. The pro forma amounts do not purport to be indicative of the actual results that would have occurred had the transaction been consummated on January 1, 2000 or of the future results of operations which will be obtained as a result of the consummation of the transaction.

3.	Debt

In January 2001, the Company consummated a $60.0 million credit facility, which consisted of a $40.0 million term loan and a $20.0 million revolving line of credit. In June 2001, in conjunction with the acquisition of Greatbatch-Sierra, the Company amended this $60.0 million credit facility with a consortium of banks by increasing the total size of the facility to $100.0 million. The amended facility consists of an $80.0 million term loan and a $20.0 million revolving line of credit. Both the term loan and the revolving line of credit have a term of five years, maturing in July 2006. The new credit agreement is secured by the Company’s accounts receivable and inventories and requires the Company to comply with various quarterly financial covenants related to EBITDA, as it is defined in the credit agreement, and ratios of leverage, interest and fixed charges as they relate to EBITDA. Both the term loan and the revolving line of credit bear interest at a rate that varies with the Company’s level of leverage. Through December 28, 2001, the applicable interest rates for both the term loan and revolving line of credit are the prime rate or the London Interbank Offered Rate, or LIBOR, plus 2.125%, at the Company’s option. At June 29, 2001, the weighted average interest rate for the term loan was 6.1%, and there was no amount outstanding under the revolving line of credit.

Maturities of long-term obligations subsequent to June 29, 2001 are as follows (in thousands):

2001	$ 3,011
2002	12,500
2003	14,500
2004	16,500
2005	18,500
Thereafter	15,416
Total	80,427
Less amounts included in current liabilities	(9,011)
Long-term obligations	71,416
The proceeds from the January 2001 term loan were used to pay off the remaining senior debt and the Senior Subordinated Notes that were outstanding as of December 29, 2000. As a result of this debt restructuring, there was an extraordinary loss of $3.0 million, net of taxes. The loss was associated with the restructuring of our long-term debt and the related write-off of deferred financing fees and loan discounts associated with the previous long-term debt. Also included in the loss was the payment of $1.7 million, before taxes, as a call premium to the holders of our Senior Subordinated Notes. At that date, there was $18.3 million principal amount outstanding under the Company’s 13% Senior Subordinated Notes, $6.2 million outstanding under the Term A loan facility and $9.0 million outstanding under the Term B loan facility. There were no amounts outstanding under the revolving line of credit.

4.	Inventories

        Inventories consist of the following (in thousands):

	June 29, 2001 (unaudited)	December 29, 2000
Raw material	$ 9,978	$ 7,302
Work-in-progress	8,656	4,941
Finished goods	4,517	1,400
Total	$23,151	$13,643
5.	Intangible Assets, Net

        Intangible assets consist of the following (in thousands):

	June 29, 2001 (unaudited)	December 29, 2000
Goodwill, net of accumulated amortization of $4,546 and $3,803	$ 54,205	$ 54,948
Trademark and names, net of accumulated amortization of $2,797 and $2,426	26,863	27,234
Other intangible assets, net	21,016	22,213
Estimated goodwill and identifiable intangible assets from the June 18, 2001 acquisition of Greatbatch-Sierra, net	40,940	-
Total	$143,024	$104,395

The allocation of purchase price to tangible assets, goodwill and identifiable intangible assets acquired in the Greatbatch-Sierra acquisition has not been completed.

Goodwill amortization for the six months ended June 29, 2001 and the six months ended June 30, 2000 was $0.7 million.

6.	Comprehensive Income

For all periods presented, the Company's only component of comprehensive income is its net income (loss) for those periods.

7.	Income (loss) Per Share

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

During the three month and six month periods ended June 30, 2000, diluted weighted average shares exceeded basic weighted average shares by approximately 237,000 and 226,000 shares, respectively. Dilutive stock options were not included in the calculation of diluted loss per share for these periods because to do so would have been antidilutive.

8.	Business Segment Information

The Company operates its business in two reportable segments: a medical segment and a commercial power sources segment. The medical segment designs and manufactures power sources, capacitors and components used in implantable medical devices that are surgically inserted into the body to provide diagnosis or therapy. The commercial power sources segment designs and manufactures non-medical power sources for use in aerospace, oil and gas exploration and oceanographic equipment.

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

                                           Three Months         Three Months          Six Months           Six Months
                                               Ended               Ended                Ended                 Ended
                                             June 29,             June 30,             June 29,             June 30,
                                               2001                 2000                 2001                 2000
                                         ----------------    -----------------    -----------------    -----------------
                                           (Unaudited)          (Unaudited)          (Unaudited)           (Unaudited)
Revenues:
   Medical                                    $25,932              $20,900             $48,514               $41,746
   Commercial power sources                     7,055                2,508              14,044                 4,838
                                         ----------------    -----------------    -----------------    -----------------
   Total revenues                             $32,987              $23,408             $62,558               $46,584
                                         ================    =================    =================    =================
Segment income from
operations:
   Medical                                    $ 9,010              $ 7,198             $17,426               $14,697
   Commercial power sources                     2,351                  647               4,928                 1,251
                                         ----------------    -----------------    -----------------    -----------------
Total segment income from
   operations                                  11,361                7,845              22,354                15,948
   Unallocated                                 (7,122)              (8,372)            (13,482)              (17,052)
                                         ----------------    -----------------    -----------------    -----------------
Income (loss) before income
   taxes and extraordinary loss               $ 4,239               ($ 527)            $ 8,872              ($ 1,104)
                                         ================    =================    =================    =================
9.	Impact of Recently Issued Accounting Standards

Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities,” is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS No. 133 effective December 30, 2000, which was the first day of fiscal 2001. The adoption of SFAS No. 133 did not have a significant impact on the consolidated financial position, results of operations, or cash flows of the Company.

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB No. 16 “Business Combinations.” Effective July 1, 2001, all business combinations in the scope of this new Statement are to be accounted for using one method, the purchase method. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB No. 17, “Intangible Assets.” It changes the accounting for goodwill from an amortization method to an impairment-only approach. The Company will cease the amortization of goodwill which was recorded in past business combinations on December 31, 2001, as required by SFAS No. 142. Total amortization expense of all intangible assets was $3.4 million ($0.18 per diluted share) for the six month period ended June 29, 2001 and $3.3 million ($0.26 per share) for the six month period ended June 30, 2000. The Company is still evaluating the impact of adopting these pronouncements on the financial statements, which will be effective for the Company in fiscal 2002.

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

Results of Operations

Revenues

Total revenues for the quarter ended June 29, 2001 were $33.0 million, a $9.6 million, or 41%, increase from $23.4 million for the second quarter of 2000. Total revenues for the first six months of 2001 were $62.6 million, a $16.0 million, or 34%, increase from the $46.6 million for the six months ended June 30, 2000. The increase included revenues in the second quarter and first six months of 2001 of Battery Engineering, Inc., or BEI, which we acquired in August 2000 and Greatbatch-Sierra, which we acquired in June 2001.

Medical. Total medical revenues for the three months ended June 29, 2001 were $25.9 million, a $5.0 million, or 24%, increase from the $20.9 million for the second quarter of 2000. Implantable power source revenues for the second quarter of 2001 were $12.1 million, an increase of $2.1 million, or 21%, from $10.0 million for the quarter ended June 30, 2001. This increase was primarily due to demand for both our pacemaker and ICD batteries to satisfy current demand at our customers and shipments of our batteries in anticipation of new product launches later this year. Partially off-setting this increase was a $0.7 million decline in royalty revenues in the second quarter of 2001 as compared to the prior year’s second quarter as our royalty revenues with a customer terminated in all material respects in January 2001. Capacitor revenues for the quarter ended June 29, 2001 were $4.3 million, an increase of $0.7 million, or 20%, from $3.6 million in the second quarter of 2000. The increase is attributable to the inclusion of our capacitors in more device models, as we replace the prior generation of capacitor technology. Sales of medical components were $9.5 million for the second quarter of 2001, an increase of $2.3 million, or 31%, from $7.3 million in the quarter ended June 30, 2000. The increase was primarily due to increased demand for our components by our customers. Revenues from Greatbatch-Sierra have been included since its acquisition on June 18, 2001.

Total medical revenues for the six months ended June 29, 2001 were $48.5 million, a $6.8 million, or 16%, increase from $41.7 million for the first half of 2000. Implantable power source revenues for the first half of 2001 were $23.3 million, an increase of $2.7 million, or 14%, from $20.5 million for the six months ended June 30, 2000. This increase is primarily due to our customers’ increased current demand for ICD batteries and orders in anticipation of new product launches later this year. The increase was partially off-set by a reduction in the first half of 2001 of $0.9 million in royalty revenues as compared to the six months ended June 30, 2000. Capacitor revenues for the six months ended June 29, 2001 were $7.8 million, an increase of $0.9 million, or 13%, from $6.9 million for the first half of 2000. Growth in capacitor revenues during the first half of 2001 was tempered by a larger portion of devices earlier in the year using three of our capacitors per device instead of the four per device used in those units manufactured during the first half of 2000. Sales of medical components were $17.4 million during the six months ended June 29, 2001, an increase of $3.1 million, or 21%, from $14.3 million for the first half of 2000. The increase was primarily due to increased demand for our components by our customers and to our qualifying additional components for sale with existing and new customers.

Commercial. Commercial power sources revenues for the quarter ended June 29, 2001 were $7.1 million, and increase of $4.5 million, or 181%, from $2.5 million for the second quarter of 2000. Commercial power source revenues for the first half of 2001 were $14.0 million, an increase of $9.2 million, or 190%, from $4.8 million for the six months ended June 30, 2000. For both the quarter and year to date periods, the increase was primarily due to the inclusion of BEI sales in 2001, the continuing recovery in the oil and gas exploration business and certain pricing improvements.

Gross profit

Gross profit for the quarter ended June 29, 2001 was $14.6 million, an increase of $4.7 million, or 47%, from $10.0 million for the second quarter of 2000. As a percentage of total revenues, gross profit for the second quarter of 2001 increased to 44% from 43% for the second quarter of 2000. Gross profit as a percentage of total revenues in the second quarter of 2001 benefited from higher rates of manufacturing activity relative to the second quarter of 2000.

Gross profit for the six months ended June 29, 2001 was $28.6 million, an increase of $8.4 million, or 42%, from $20.2 million for the first half of 2000. As a percentage of total revenues, gross profit for the first half of 2001 increased to 46% from 43% for the first half of 2000. During the first half of 2000, we incurred significant start-up costs at our new line of implantable capacitors.

Selling, general and administrative expenses

Selling, general and administrative expenses for the quarter ended June 29, 2001 were $4.5 million, an increase of $2.0 million, or 81%, from $2.5 million for the second quarter of 2000. As a percentage of total revenues, selling, general and administrative expenses in the second quarter of 2001 were 14%, as compared to 11% in the second quarter of 2000. The increase in selling, general and administrative expenses is primarily due to the inclusion of costs associated with BEI in 2001, the administrative costs associated with our status as a public company and costs associated with our business development activities.

Selling, general and administrative expenses for the six months ended June 29, 2001 were $8.3 million, an increase of $3.2 million, or 62%, from $5.1 million for the first half of 2000. As a percentage of total revenues, selling, general and administrative expenses in the first half of 2001 were 13%, as compared to 11% in the first half of 2000. The reasons discussed above for the quarterly increase are also true for the first half 2001 increase.

Research, development and engineering expenses

Research, development and engineering expenses for the quarter ended June 29, 2001 were $3.4 million, an increase of $0.8 million, or 34%, from $2.5 million in the second quarter of 2000. As a percentage of total revenues, research, development and engineering expenses were 10% in the second quarter of 2001 as compared to 11% for the second quarter of 2000. The increase in sales in the second quarter of 2001 over the same period in 2000 was predominantly products which do not require the same level of research, development and engineering support as do our implantable medical products.

Research, development and engineering expenses for the six months ended June 29, 2001 were $6.6 million, an increase of $1.5 million, or 30%, from $5.0 million in the first half of 2000. As a percentage of total revenues, research, development and engineering expenses were 11% in the first half of 2001 and 2000.

Other expenses

Intangible amortization for the second quarter of 2001 was $1.7 million as compared to $1.6 million for the three months ended June 30, 2000. For the first half of 2001, intangible amortization was $3.4 million as compared to $3.3 million for the six months ended June 30, 2000. Estimated intangible amortization for Greatbatch-Sierra has been included since its acquisition as of June 18, 2001. The valuation of acquired identifiable intangible assets is in process.

Interest expense was $0.7 million for the quarter ended June 29, 2001, a decrease of $3.1 million, or 81%, from $3.8 million in the second quarter of 2000. For the six months ended June 29, 2001, interest expense was $1.4 million, a decline of $6.3 million, or 82%, from the $7.8 million for the first half of 2000. The decrease in both periods was primarily attributable to the use of $84.0 million in net proceeds from our September 2000 initial public offering to pay down debt, lower interest rates generally in the second quarter and first half of 2001 as compared to the second quarter and first half of 2000 and a more favorable interest rate structure in our new credit agreements consummated in January and June 2001 than had been in our previous credit agreement.

Provision for income taxes

Our effective tax rate for the second quarter of 2001 was 37.5% and was 37.2% for the first six months of 2001, as compared to 27.3% and 29.7% for the second quarter of 2000 and first half of 2000, respectively. Our effective tax rate in 2001 relative to 2000 has increased due to the utilization of net loss carryforwards, the decrease in utilizable New York State tax credits in 2001 as compared to 2000, and the acquisition of BEI, a Massachusetts taxpayer.

Income (loss) before extraordinary loss

Income from continuing operations was $4.2 million in the second quarter of 2001 versus a loss of ($0.5) million for the second quarter of 2000. For the six months ended June 29, 2001, income from continuing operations was $8.9 million as compared to a net loss of ($1.1) million for the first half of 2000. The increase for both periods was primarily due to the increase in operating income and the decrease in interest expense in 2001 as compared to 2000. Diluted earnings (loss) per share from continuing operations for the second quarter of 2001 were $0.14 versus ($0.03) for the second quarter of 2000. Diluted earnings (loss) per share were $0.29 and ($0.06) for the first half of 2001 and 2000, respectively.

Extraordinary loss

The extraordinary loss of $3.0 million, net of taxes, for the six months ended June 29, 2001 compares with no such comparable amount in the first half of 2000. The loss in 2001 was associated with the restructuring of our long-term debt in the first quarter of 2001 and the related write-off of deferred financing fees and loan discounts associated with the previous long-term debt. Also included in the loss was the payment of $1.7 million, before taxes, as a call premium to the holders of our subordinated debt.

Net income (loss)

Net income for the three months ended June 29, 2001 was $2.6 million as compared to a net loss of ($0.4) million for the second quarter of 2000. The change from net loss in the second quarter of 2000 to net income in 2001 was primarily due to the reduction in interest expense in 2001 relative to 2000. Diluted earnings per share for the second quarter of 2001 were $0.14 versus a loss of ($0.03) per diluted share for the second quarter of 2000.

Net income for the first half of 2001 was $2.6 million as compared to a net loss of ($0.8) million for the six months ended June 30, 2000. The change from net loss in the first half of 2000 to net income in 2001 was primarily due to the reduction in interest expense in 2001 relative to 2000. Diluted earnings per share for the first half of 2001 were $0.13 as compared to a loss of ($0.06) per diluted share for the first half of 2000.

Liquidity and Capital Resources

Overview

In January 2001 we restructured our long-term borrowings to eliminate our previous senior and subordinated debt. In June 2001 we amended our credit facility to provide for the financing necessary to consummate the acquisition of Greatbatch-Sierra.

Liquidity

At June 29, 2001 we had $0.9 million of cash and cash equivalents. Cash provided by operating activities in the first half of 2001 was $8.5 million as compared to $8.4 million in the first half of 2000. An increase in cash provided by net income in 2001 relative to a net loss in 2000 was offset by an increase in accounts receivable and inventories, net of increases in accounts payable and accrued liabilities. In turn, this increase in working capital was occasioned by our overall increase in sales and manufacturing activity.

Net cash used in investing activities was $52.4 million in the six months ended June 29, 2001 as compared to a use of $3.5 million in the first half of 2000. The acquisition of Greatbatch-Sierra, which occurred in June 2001, utilized $47.4 million in cash. Fees associated with the restructuring of our long-term debt in January 2001 and the amendment of our credit facility in June 2001 used another $2.1 million in cash.

Cash provided by financing activities in the first half of 2001 was $44.7 million, compared with cash used in financing activities of $6.3 million in 2000. In the first half of 2000, substantially all of the cash used in financing activities was for debt repayment. In January 2001, we used the $40.0 million of proceeds from a new term loan (discussed in detail below) and cash generated by operating activities to pay off the remaining $15.2 million of our senior debt and the remaining $18.3 million of our 13% subordinated notes. In June 2001, we amended our credit facility to borrow an additional $47.0 million in order to finance the acquisition of Greatbatch-Sierra.

We believe that cash generated from operations will be sufficient to meet our working capital needs and planned capital expenditures for the near term. Capital expenditures for 2001 are expected to be approximately $8.2 million, of which approximately $2.9 million will be for capital supporting new product development. Should additional, suitable investment opportunities arise during fiscal 2001, we believe that our earnings, cash flows and balance sheet will permit us to obtain additional debt or equity capital, if necessary. There can be no assurance, however, that additional financing will be available to us or, if available, that it can be obtained on a timely basis or on terms acceptable to us.

Capital Structure

Our capital structure consists of interest-bearing debt and equity. Interest-bearing debt as a percentage of our total capitalization increased to 37% at June 29, 2001 compared to 20% at December 29, 2000. Our long-term debt at June 29, 2001 consisted of $80 million in a term loan note.

In January 2001, we entered into a $60.0 million credit facility consisting of a $40.0 million term loan and a $20.0 million revolving line of credit. In June 2001, we amended our credit facility. The amendment provided for a $100.0 million facility consisting of an $80.0 million term loan and a $20.0 million revolving line of credit. Both the term loan and revolving line of credit have a term of five years, maturing in July 2006. The amended credit facility is secured by our accounts receivable and inventories and requires us to comply with various quarterly financial covenants related to EBITDA, as defined in the credit agreement, and ratios of leverage, interest and fixed charges as they relate to EBITDA. Both the term loan and revolving line of credit bear interest at a rate that varies with our level of leverage. Through December 28, 2001, the applicable interest rates for both the term loan and the revolving line of credit are prime rate or the London Interbank Offered Rate, or LIBOR, plus 2.125%, at our option.

At June 29, 2001, there was $80.0 million outstanding on the term loan and no amounts outstanding under the revolving line of credit. The weighted average interest rate for the term loan was 6.1%.

On July 31, 2001, the Company closed a public offering of 6,750,000 shares of its common stock, of which 2,000,000 were sold by the Company and 4,750,000 were sold by selling shareholders, at a price of $23.00 per share. The net proceeds of the offering to the Company, after deducting underwriting discounts and commissions, but before payment of other expenses, were approximately $43.6 million. The Company plans to use the net proceeds for general corporate purposes, which may include the repayment of debt and future acquisitions. In August 2001, the Company’s underwriters exercised their option to purchase an additional 1,012,500 shares of common stock from the selling shareholders at $23.00 per share.

Inflation

We do not believe that inflation has had a significant effect on our operations to date.

Impact of Recently Issued Accounting Standards

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS No. 133 effective December 30, 2000, which was the first day of fiscal 2001. The adoption of SFAS No. 133 did not have a significant impact on the consolidated financial position, results of operations, or cash flows of the Company.

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB No. 16 “Business Combinations.” Effective July 1, 2001, all business combinations in the scope of this new Statement are to be accounted for using one method, the purchase method. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB No. 17, “Intangible Assets.” It changes the accounting for goodwill from an amortization method to an impairment-only approach. The Company will cease the amortization of goodwill which was recorded in past business combinations on December 31, 2001, as required by SFAS No. 142. Total amortization expense of all intangible assets was $3.4 million ($0.18 per diluted share) for the six month period ended June 29, 2001 and $3.3 million ($0.26 per share) for the six month period ended June 30, 2000. The Company is still evaluating the impact of SFAS No. 142 on the consolidated financial statements, which will be effective for the Company in fiscal 2002.

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

ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk.

Under the new credit facility both the term loan and any borrowings under the line of credit bear interest at fluctuating market rates. An analysis of the impact on our interest rate sensitive financial instruments of a hypothetical 10% change in short-term interest rates shows an impact on expected 2001 earnings of approximately $0.5 million of higher or lower earnings, depending on whether short-term rates rise or fall by 10%. The discussion and the estimated amounts referred to above include forward-looking statements of market risk which involve certain assumptions as to market interest rates. Actual future market conditions may differ materially from such assumptions. Accordingly, the forward-looking statements should not be considered projections of future events by the Company.

PART II - OTHER INFORMATION

ITEM 1.     Legal Proceedings.

None.

ITEM 2.     Changes in Securities and Use of Proceeds.

None.

ITEM 3.     Defaults Upon Senior Securities.

None.

ITEM 4.     Submission of Matters to a Vote of Security Holders.

At the Company's Annual Meeting of stockholders held on May 18, 2001, the stockholders approved the following:

(a)	A proposal to elect six directors of the Company to serve until the next annual meeting of stockholders or until their successors are duly elected and qualified, as follows:

Director	Votes For	Votes Withheld
Edward F. Voboril	14,119,858	712,240
Robert E. Rich, Jr.	14,082,141	749,957
Douglas E. Rogers	14,120,358	711,740
Bill R. Sanford	14,728,958	103,140
Henry Wendt	14,081,791	750,307
David H.Wittels	14,082,141	749,957

There were no broker non-votes.

(b)	A proposal to ratify the reappointment of Deloitte & Touche LLP to serve as independent auditors of the Company for 2001. The proposal received 14,755,440 votes for, and 76,283 against, ratification. There were 375 abstentions and no broker non-votes.

ITEM 5.     Other Information.

None.

ITEM 6.     Exhibits and Reports on Form 8-K.

(a)	Exhibits See the Exhibit Index for a list of those exhibits filed herewith.

(b)	Reports on Form 8-K

During the quarter ended June 29, 2001, the Company filed a Current Report on Form 8-K dated June 19, 2001 reporting the acquisition of the Sierra division of Maxwell Electronic Components Group, Inc., a subsidiary of Maxwell Technologies, Inc.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILSON GREATBATCH TECHNOLOGIES, INC. (Registrant)
Date August 10, 2001	By:\s\ Arthur J. Lalonde Arthur J. Lalonde Senior Vice President, Finance (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation Filed as Exhibit 3.1 to our Registration Statement on Form S-1 (No. 333- 37554) filed May 22, 2000, and incorporated by reference herein.

3.2	Amended and Restated Bylaws Filed as Exhibit 3.2 to our Registration Statement on Form S-1 (No. 333-37554) filed May 22, 2000, and incorporated by reference herein.

10.1	Amended and Restated Credit Agreement, dated as of June 15, 2001, among Wilson Greatbatch Ltd., the lenders party thereto and Manufacturers and Traders Trust Company, as Administrative Agent (incorporated by reference to Exhibit 10.26 to the Company’s registration statement on Form S-1 (File No. 333-63386)).

10.2	Asset Purchase Agreement, dated as of June 18, 2001, among Wilson Greatbatch Technologies, Inc., GB Acquisition Co., Inc., Maxwell Technologies, Inc. and Maxwell Electronic Components Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 19, 2001).