Form 10-Q
period 2001-09-28
WILSON GREATBATCH TECHNOLOGIES INC
filed 2001-11-13
CIK 1114483

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended September 28, 2001

Commission File Number 1-16137

WILSON GREATBATCH TECHNOLOGIES, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State of Incorporation)	16-1531026 (I.R.S. Employer Identification No.)

10,000 Wehrle Drive, Clarence, New York
(Address of principal executive offices)
14031
(Zip Code)
(716) 759-6901
(Registrant's telephone number, including area code)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [__]

        Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of November 6, 2001      Common Stock, $.001 per value per share      20,780,386 shares

WILSON GREATBATCH TECHNOLOGIES, INC.
TABLE OF CONTENTS FOR FORM 10-Q
QUARTER ENDED SEPTEMBER 28, 2001

                                                                            Page
                                                                            ----

ITEM 2.  Management's Discussion and Analysis of Financial Condition

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

WILSON GREATBATCH TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                          September 28,        December 29,
                                                              2001                2000
                                                       ------------------   ---------------
ASSETS                                                     (unaudited)

CURRENT ASSETS:
  Cash and cash equivalents                              $   43,641         $        16
  Accounts receivable, net of allowance
    for doubtful accounts of $421 and $319 as of
    Sept. 28, 2001 and Dec. 29, 2000, respectively           21,658              12,977
  Inventories                                                25,740              13,643
  Prepaid expenses and other assets                           2,947                 819
  Refundable income taxes                                       279                 623
  Deferred tax asset                                          1,863               1,863
                                                         ----------------   ----------------
          Total current assets                               96,128              29,941

PROPERTY, PLANT AND EQUIPMENT, NET                           40,990              36,625
INTANGIBLE ASSETS, NET                                      139,489             104,395
DEFERRED TAX ASSET                                            8,800               8,800
OTHER ASSETS                                                  1,970               1,886
                                                         ----------------   ----------------
TOTAL ASSETS                                             $  287,377         $   181,647
                                                         ================   ================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                       $    5,076         $     2,365
  Accrued liabilities                                        15,345               9,480
  Current maturities of long-term obligations                12,007               3,017
                                                         ----------------   ----------------
          Total current liabilities                          32,428              14,862

LONG-TERM OBLIGATIONS                                        68,416              30,951
                                                         ----------------   ----------------
          Total liabilities                                 100,844              45,813
                                                         ----------------   ----------------

STOCKHOLDERS' EQUITY:
  Common stock                                                   21                  19
  Capital in excess of par value                            201,280             157,526
  Retained deficit                                          (11,646)            (17,532)
                                                         ----------------   ----------------
          Subtotal                                          189,655             140,013

  Less treasury stock, at cost                               (3,122)             (4,179)
                                                         ----------------   ----------------
          Total stockholders' equity                        186,533             135,834
                                                         ----------------   ----------------

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                                 $  287,377         $   181,647
                                                         ================   ================

See notes to condensed consolidated financial statements.

WILSON GREATBATCH TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
(In thousands except per share amounts)

                                                           Three Months Ended              Nine Months Ended
                                                -------------------------------    --------------------------------
                                                   Sept. 28,         Sept. 29,        Sept. 28,         Sept. 29,
                                                     2001             2000              2001              2000
                                                ---------------    ------------    ---------------   ---------------
Revenues                                        $     38,325       $   23,256      $    100,883      $   69,840
Cost of goods sold                                    21,677           13,530            55,615          39,915
                                                ---------------    ------------    ---------------   ---------------
Gross profit                                          16,648            9,726            45,268          29,925
Selling, general and administrative
    expense                                            4,695            3,061            13,007           8,193
Research, development and
    engineering costs, net                             3,237            2,456             9,797           7,502
Intangible amortization                                2,169            1,628             5,519           4,895
                                                ---------------    ------------    ---------------   ---------------
                                                       6,547            2,581            16,945           9,335
Interest expense                                       1,159            3,879             2,599          11,666
Other expense (income)                                    52              (70)              138               1
                                                ---------------    ------------    ---------------   ---------------
Income (loss) before income taxes and
    extraordinary loss                                 5,336           (1,228)           14,208          (2,332)
Income tax expense (benefit)                           2,024             (368)            5,328            (696)
                                                ---------------    ------------    ---------------   ---------------
Income (loss) before extraordinary
    loss                                               3,312             (860)            8,880          (1,636)
Extraordinary loss on retirement of
    debt, net of tax                                       0                0            (2,994)              0
                                                ---------------    ------------    ---------------   ---------------
Net income (loss)                               $      3,312       $     (860)     $      5,886      $   (1,636)
                                                ===============    ============    ===============   ===============
Basic earnings (loss) per share:

     Income (loss) from continuing operations   $       0.17       $    (0.07)     $       0.46      $    (0.13)

     Extraordinary loss on retirement of debt           0.00             0.00             (0.15)           0.00
                                                ---------------    ------------    ---------------   ---------------
     Net income (loss)                          $       0.17       $    (0.07)     $       0.31      $    (0.13)
                                                ===============    ============    ===============   ===============
Diluted earnings (loss) per share:

     Income (loss) from continuing operations   $       0.16       $   (0.07)      $       0.45      $    (0.13)

     Extraordinary loss on retirement of debt           0.00            0.00              (0.15)           0.00
                                                ---------------    ------------    ---------------   ---------------
     Net income (loss)                          $       0.16      $    (0.07)    $         0.30      $     (0.13)
                                                ===============    ============    ===============   ===============
Weighted average shares outstanding
     Basic                                            20,044          12,971             19,157            12,705
     Diluted                                          20,426          12,971             19,529            12,705

See notes to condensed consolidated financial statements.

WILSON GREATBATCH TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(In thousands)

                                                                         Nine months           Nine months
                                                                             Ended                 Ended
                                                                        Sept. 28, 2001        Sept. 29, 2000
                                                                      --------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                   $     5,886               $  (1,636)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities, net of
    acquisitions:
    Depreciation and amortization                                          10,409                   9,678
    Extraordinary loss on retirement of debt                                3,019                       0
    Amortization of deferred financing costs                                  204                     696
    Loss on disposal of assets                                                 37                       0
  Changes in operating assets and liabilities:
    Accounts receivable                                                    (8,681)                 (3,798)
    Inventories                                                            (6,744)                    188
    Prepaid expenses and other assets                                      (2,189)                  1,072
    Accounts payable                                                        1,548                    (400)
    Accrued liabilities                                                     4,770                   3,876
    Income taxes                                                            2,374                    (668)
                                                                      --------------------   ------------------
       Net cash provided by operating activities                           10,633                   9,008
                                                                      --------------------   ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of property, plant and equipment                           (4,953)                 (3,865)
    Increase in intangible assets                                          (2,777)                   (267)
    Net cash effect of acquisitions                                       (46,913)                  1,583
                                                                      --------------------   ------------------
       Net cash used in investing activities                              (54,643)                 (2,549)
                                                                      --------------------   ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayments under line of credit, net                                        0                  (3,500)
    Proceeds from long-term debt                                           87,000                       0
    Scheduled payments of long-term debt                                      (11)                 (4,450)
    Prepayments of long-term debt                                         (42,265)                 (2,025)
    Costs related to Secondary Offering                                      (695)                      0
    Purchase of treasury stock                                                  0                    (127)
    Issuance of common stock                                               43,606                   3,000
                                                                      --------------------   ------------------
       Net cash provided by (used in) financing activities                 87,635                  (7,102)
                                                                      --------------------   ------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       43,625                    (643)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 16                   3,863
                                                                      --------------------   ------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                              $    43,641            $      3,220
                                                                      ====================   ==================

See notes to condensed consolidated financial statements.

WILSON GREATBATCH TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Quarter and Nine Months Ended September 28, 2001

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

The foregoing balance sheet as of September 28, 2001, statements of operations for the three months and nine months ended September 28, 2001 and September 29, 2000 and statements of cash flows for the nine months ended September 28, 2001 and September 29, 2000 are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods. The results of operations for the nine months ended September 28, 2001 are not necessarily indicative of results to be expected for the entire year or for any other period.

           Supplemental Cash Flow Information (in thousands):

                                                Nine Months Ended
                                                -----------------
                                        September 28,         September 29,
                                             2001                  2000
                                     -----------------------------------------

      Cash paid during the year for:

      Interest                             $2,617                $9,521
      Income taxes                          1,644                    88

2.         Acquisition

On June 18, 2001, the Company completed the acquisition of substantially all of the assets of the Sierra-KD Components division of Maxwell Technologies, Inc. (“Sierra”), a developer and manufacturer of electromagnetic interference filters and capacitors for implantable medical devices for $49.0 million in cash and certain assumed liabilities.

The acquisition was recorded under the purchase method of accounting and accordingly, the results of the operations of Sierra have been included in the consolidated financial statements from the date of acquisition.

The assets acquired and liabilities assumed were recorded at fair values. The excess of the purchase price over the fair value of net assets acquired was recorded as goodwill. Unaudited, pro forma consolidated results of operations information assuming the acquisition of Sierra had taken place on January 1, 2000 are as follows (in thousands, except per share amounts):

                                                            Nine Months          Nine Months
                                                               Ended                Ended
                                                         September 28, 2001   September 29, 2000
                                                         -----------------    -----------------

         Revenues                                            $107,637                $77,676
         Income (loss) before extraordinary loss on
           retirement of debt                                  $8,201                ($5,673)
         Net income (loss)                                     $5,207                ($5,673)
         Diluted earnings (loss) per share:
              Income (loss) before extraordinary loss on
                 retirement of debt                             $0.42                 ($0.45)
            Net income (loss)                                   $0.27                 ($0.45)
Such pro forma results of operations should be read in conjunction with the Company’s condensed consolidated financial statements set forth in this filing. The pro forma amounts do not purport to be indicative of the actual results that would have a occurred had the transaction been consummated on January 1, 2000 or of the future results of operations which will be obtained as a result of the consummation of the transaction.

3.         Debt

In January 2001, the Company consummated a new, $60.0 million credit facility, which consisted of a $40.0 million term loan and a $20.0 million revolving line of credit. In June 2001, in conjunction with the acquisition of Sierra, the Company amended this $60.0 million credit facility with a consortium of banks by increasing the total size of the facility to $100.0 million. The amended facility consists of an $80.0 million term loan and a $20.0 million revolving line of credit. Both the term loan and the revolving line of credit have a term of five years, maturing in July 2006. The new credit agreement is secured by the Company’s accounts receivable and inventories and requires the Company to comply with various quarterly financial covenants related to EBITDA, as it is defined in the credit agreement, and ratios of leverage, interest and fixed charges as they relate to EBITDA. Both the term loan and the revolving line of credit bear interest at a rate that varies with the Company’s degree of leverage. At current leverage levels, the applicable interest rates for both the term loan and revolving line of credit are prime plus 0.25% or the London Interbank Offered Rate, or LIBOR, plus 2.50%, at the Company’s option. At September 29, 2001, the weighted average interest rate for the term loan was 6.0%, and there was no amount outstanding under the revolving line of credit.

           Maturities of long-term obligations due in fiscal years subsequent to September 28, 2001 are as follows (in thousands):

                2001                            $  3,007
                2002                              12,500
                2003                              14,500
                2004                              16,500
                2005                              18,500
                Thereafter                        15,416
                                                 -------
                Total                             80,423
                Less amounts included in
                  current liabilities            (12,007)
                Long-term obligations            $68,416
                                                 =======

The proceeds from the January 2001 term loan were used to pay off the remaining senior debt (Term A and Term B) and the senior subordinated notes that were outstanding as of December 29, 2000. As a result of this debt restructuring, there was an extraordinary loss of $3.0 million, net of taxes. The loss was associated with the restructuring of our long-term debt and the related write-off of deferred financing fees and loan discounts associated with the previous long-term debt. Also included in the loss was the payment of $1.7 million, before taxes, as a call premium to the holders of our senior subordinated notes. At that date, there was $18.3 million principal amount outstanding under the Company’s 13% senior subordinated notes, $6.2 million outstanding under the Term A loan facility and $9.0 million outstanding under the Term B loan facility. There were no amounts outstanding under the revolving line of credit.

4.         Inventories

           Inventories consist of the following (in thousands):

                                  September 28,         December 29,
                                      2001                 2000
                             ----------------------- ---------------------
                                  (unaudited)

         Raw material               $ 12,155              $ 7,302

         Work-in-progress              9,526                4,941

         Finished goods                4,059                1,400
                             ----------------------- ---------------------

         Total                      $ 25,740              $13,643
                             ======================= =====================

5.         Intangible Assets, Net

           Intangible assets consist of the following (in thousands):

                                                                 September 28,    December 29,
                                                                    2001             2000
                                                            -------------------- ----------------
                                                                 (unaudited)

  Goodwill, net of accumulated amortization of $5,243 and         $ 77,581         $ 54,948
   $3,803

  Trademark and names, net of accumulated amortization              29,139           27,234
   of $3,019 and $2,426

  Patented technology, net of accumulated amortization of           16,925            9,478
  $4,950 and $3,952

  Other intangible assets, net                                      15,844           12,735
                                                            -------------------- ----------------

  Total                                                           $139,489         $104,395
                                                                ================ ================
The allocation of purchase price to tangible assets, goodwill and identifiable intangible assets acquired in the Sierra acquisition has been completed, and any required adjustments were recorded during the third quarter. Amounts reported above as of September 28, 2001 include the Sierra intangible assets.
Goodwill amortization for the nine months ended September 28, 2001 and September 29, 2000 was $1.4 million and $1.1 million, respectively.

6.         Comprehensive Income

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

During the three month and nine month periods ended September 29, 2000, diluted weighted average shares exceeded basic weighted average shares by approximately 236,000 and 261,000 shares, respectively. Dilutive stock options were not included in the calculation of diluted loss per share for these periods because to do so would have been antidilutive.

8.         Business Segment Information

The company operates its business in two reportable segments: the medical segment and the commercial power sources segment. The medical segment designs and manufactures power sources, capacitors and components used in implantable medical devices, which are instruments that are surgically inserted into the body to provide diagnosis or therapy. The commercial power sources segment designs and manufactures non-medical power sources for use in aerospace, oil and gas exploration and oceanographic equipment.

The Company’s medical segment includes three product lines that have been aggregated because they share similar economic characteristics and similarities in the areas of products, production processes, types of customers, methods of distribution and regulatory environment. The three product lines are implantable power sources, capacitors and medical components.

The reportable segments are separately managed, and their performance is evaluated based on income from operations. Management defines segment income from operations as gross profit less costs and expenses attributable to segment specific selling, general and administrative, and research, development and engineering expenses. Non-segment specific selling, general and administrative, research, development and engineering expenses, interest expense, intangible amortization and non-recurring items are not allocated to reportable segments. Revenues from transactions between the two segments are not significant. The accounting policies of the segments are the same as those described and referenced in Note 1. All dollars are in thousands.

                                   Three Months       Three Months       Nine Months         Nine Months
                                       Ended             Ended              Ended               Ended
                                   September 28,     September 29,      September 28,       September 29,
                                       2001               2000               2001               2000
                                 ----------------  -----------------  -----------------  -----------------
                                   (Unaudited)        (Unaudited)        (Unaudited)         (Unaudited)
Revenues:
   Medical                          $ 31,870            $ 19,224          $ 80,384            $ 60,970
   Commercial power sources            6,455              4,032            20,499                8,870
                                 ----------------  -----------------  -----------------  -----------------

   Total revenues                   $ 38,325            $ 23,256          $100,883            $ 69,840
                                 ================  =================  =================  =================

Segment income from
operations:
   Medical                          $ 11,184            $ 6,546           $ 28,610            $ 21,243
   Commercial power sources            1,942                840              6,870               2,091
                                 ----------------  -----------------  -----------------  -----------------

Total segment income from
   operations                         13,126               7,386            35,480              23,334

   Unallocated                        (7,790)             (8,614)          (21,272)            (25,666)
                                 ----------------  -----------------  -----------------  -----------------

Income (loss) before income
   taxes and extraordinary loss      $ 5,336           ($ 1,228)          $ 14,208            ($  2,332)
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

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB No. 16 "Business Combinations." Effective July 1, 2001, all business combinations in the scope of this new Statement are to be accounted for using one method, the purchase method. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB No. 17, "Intangible Assets." It changes the accounting for goodwill from an amortization method to an impairment-only approach.

The Company has not completed an analysis of the potential impact upon adoption of the impairment test of goodwill, however amortization of existing goodwill which was approximately $0.7 million and $1.4 million for the three and nine months ended September 28, 2001, will cease upon adoption (December 29, 2001).

Under provisions of SFAS No. 141, we will be required to reclassify our assembled workforce to goodwill. At September 28, 2001, assembled workforce approximated $4.8 million. Amortization of our assembled workforce of approximately $0.2 million and $0.5 million for the three and nine months ended September 28, 2001, will also cease upon adoption. The Company has not completed the analysis of the effect of the Statement on the amortization of its trademark and trade names. Amortization of our other identifiable intangible assets will continue.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our condensed consolidated financial statements (including the notes thereto) included elsewhere herein.

Introduction

We are a leading developer and manufacturer of power sources and components used in pacemakers and other implantable medical devices and specialty batteries for non-medical applications.

Results of Operations

Revenues

Total revenues for the quarter ended September 28, 2001 were $38.3 million, a $15.0 million, or 65%, increase from $23.3 million for the third quarter of 2000. Total revenues for the first nine months of 2001 were $100.9 million, a $31.0 million, or 44%, increase from the $69.8 million for the nine months ended September 29, 2000. The increase included revenues in the third quarter and first nine months of 2001 of Battery Engineering, Inc., or BEI, which we acquired in August 2000 and Sierra, which we acquired in June 2001.

Medical. Total medical revenues for the three months ended September 28, 2001 were $31.9 million, a $12.7 million, or 66%, increase from the $19.2 million for the third quarter of 2000. Implantable power source revenues for the third quarter of 2001 were $12.1 million, an increase of $2.6 million, or 28%, from $9.5 million for the quarter ended September 29, 2000. This increase was primarily due to sales of both pacemaker and implantable cardioverter defibrillators, or ICD, batteries to satisfy current demand at our customers. Partially off-setting this increase was a $0.1 million decline in royalty revenues and other battery sales in the third quarter of 2001 as compared to the prior year’s third quarter. Capacitor revenues for the quarter ended September 28, 2001 were $6.4 million, an increase of $3.6 million, or 128%, from $2.8 million in the third quarter of 2000. The increase is attributable to the inclusion of our capacitors in more device models, as we replace the prior generation of capacitor technology. Sales of medical components were $13.4 million for the third quarter of 2001, an increase of $6.4 million, or 92%, from $7.0 million in the quarter ended September 29, 2000. The increase was primarily due to the inclusion of revenues from Sierra since its acquisition on June 18, 2001.

Total medical revenues for the nine months ended September 28, 2001 were $80.4 million, a $19.4 million, or 32%, increase from $61.0 million for the nine months ended September 29, 2000. Implantable power source revenues for the nine months ended September 28, 2001 were $35.4 million, an increase of $5.4 million, or 18%, from $30.0 million for the nine months ended September 29, 2000. This increase is primarily due to sales of both pacemaker and ICD batteries to satisfy demand. The increase was partially off-set by a reduction of $1.1 million in royalty revenues for the nine months ended September 28, 2001 as compared to the nine months ended September 29, 2000. Capacitor revenues for the nine months ended September 28, 2001 were $14.2 million, an increase of $4.5 million, or 47%, from $9.7 million for the nine months ended September 29, 2000. Growth in capacitor revenues during the nine months of 2001 was due to an increasing percentage of customer devices that use our capacitor. Sales of medical components were $30.7 million during the nine months ended September 28, 2001, an increase of $9.5 million, or 44%, from $21.3 million for the nine months ended September 29, 2000.

Commercial. Commercial power sources revenues for the quarter ended September 28, 2001 were $6.5 million, an increase of $2.4 million, or 60%, from $4.0 million for the third quarter of 2000. Commercial power sources revenues for the nine months ended September 28, 2001 were $20.5 million, an increase of $11.6 million, or 131%, from $8.9 million for the nine months ended September 29, 2000. For both the quarter and year to date periods, the increase was primarily due to the inclusion of BEI sales and the continuing recovery in the oil and gas exploration business.

Gross profit

Gross profit for the third quarter ended September 28, 2001 was $16.7 million, an increase of $6.9 million, or 71%, from $9.7 million for the third quarter of 2000. Gross profit as a percentage of total revenues for the third quarter of 2001 increased to 43% from 42% for the third quarter of 2000. Gross profit as a percentage of total revenues in the third quarter of 2001 benefited from higher rates of manufacturing activity relative to the third quarter of 2000.

Gross profit for the nine months ended September 28, 2001 was $45.3 million, an increase of $15.3 million, or 51%, from $29.9 million for the nine months ended September 29, 2000. Gross profit as a percentage of total revenues through third quarter 2001 increased to 45% from 43% for the same period in 2000. This gain is primarily attributable to the increased volumes in 2001. In addition, we incurred significant start-up costs at our new line of implantable capacitors in 2000.

Selling, general and administrative expenses

Selling, general and administrative expenses for the quarter ended September 28, 2001 were $4.7 million, an increase of $1.6 million, or 53%, from $3.1 million for the third quarter of 2000. As a percentage of total revenues, selling, general and administrative expenses for the third quarter of 2001 were 12%, as compared to 13% for the third quarter of 2000. The increase in selling, general and administrative expenses was primarily due to the inclusion of costs associated with BEI and Sierra in 2001, the administrative costs associated with our status as a public company, and costs associated with our business development activities.

Selling, general and administrative expenses for the nine months ended September 28, 2001 were $13.0 million, an increase of $4.8 million, or 59%, from $8.2 million for the nine months ended September 29, 2000. As a percentage of total revenues, selling, general and administrative expenses through the third quarter of 2001 were 13%, as compared to 12% for the same period in 2000. The reasons discussed above for the quarterly increase are also true for the nine month increase.

Research, development and engineering expenses

Research, development and engineering expenses for the quarter ended September 28, 2001 were $3.2 million, an increase of $0.7 million, or 32%, from $2.5 million in the third quarter of 2000. As a percentage of total revenues, research, development and engineering expenses were 8% in the third quarter of 2001 as compared to 11% for the third quarter of 2000. The significant increase (65%) in sales in the third quarter of 2001 over the same period in 2000 accounts for this relative decline.

Research, development and engineering expenses for the nine months ended September 28, 2001 were $9.8 million, an increase of $2.3 million, or 31%, from $7.5 million for the nine months ended September 29, 2000. As a percentage of total revenues, research, development and engineering expenses were 10% through the third quarter of 2001 and 11% through the third quarter of 2000. We are committed to maintaining our spending on research, development and engineering at a level that will support the new technologies demanded by the implantable medical device markets.

Other expenses

Intangible amortization for the third quarter of 2001 was $2.2 million as compared to $1.6 million for the three months ended September 29, 2000. For the nine months ended September 28, 2001, intangible amortization was $5.5 million as compared to $4.9 million for the nine months ended September 29, 2000. For 2001, intangible amortization for Sierra has been included since its acquisition as of June 18, 2001.

Interest expense was $1.2 million for the quarter ended September 28, 2001, a decrease of $2.7 million, or 70%, from $3.9 million in the third quarter of 2000. For the nine months ended September 28, 2001, interest expense was $2.6 million, a decline of $9.1 million, or 78%, from the $11.7 million for the nine months ended September 29, 2000. The decrease in both periods was primarily attributable to the use of $84.0 million in net proceeds from our September 2000 initial public offering to pay down debt, lower interest rates in the third quarter and first nine months of 2001 as compared to the third quarter and first nine months of 2000, and a more favorable interest rate structure in our new and amended credit agreements consummated in January and June 2001.

Provision for income taxes

Our effective tax rate for the third quarter of 2001 was 37.9% and was 37.5% for the nine month period ended September 28, 2001, as compared to 30.0% and 29.8% for the third quarter of 2000 and the nine month period ended September 29, 2000, respectively. Our effective tax rate in 2001 relative to 2000 has increased due to the depletion of net loss carryforwards, the decrease in utilizable New York State tax credits in 2001 as compared to 2000, and the acquisition of BEI, a Massachusetts taxpayer.

Income (loss) before extraordinary loss

Income from continuing operations was $3.3 million for the third quarter of 2001 versus a loss of ($0.9) million for the third quarter of 2000. For the nine months ended September 28, 2001, income from continuing operations was $8.9 million as compared to a loss of ($1.6) million for the nine months ended September 29, 2000. The increase for both periods was primarily due to the increase in operating income and the decrease in interest expense in 2001 as compared to 2000. Diluted earnings (loss) per share from continuing operations for the third quarter of 2001 were $0.16 versus ($0.07) for the third quarter of 2000. Diluted earnings (loss) per share from continuing operations were $0.45 and ($0.13) for the nine months ended September 28, 2001 and September 29, 2000, respectively.

Extraordinary loss

The extraordinary loss of $3.0 million, net of taxes, for the nine months ended September 28, 2001 has no such comparable amount for the nine months ended September 29, 2000. The extraordinary loss in 2001 was associated with the restructuring of our long-term debt in the first quarter of 2001 and the related write-off of deferred financing fees and loan discounts associated with the previous long-term debt. Also included in the loss was the payment of $1.7 million, before taxes, as a call premium to the holders of our subordinated debt.

Net income (loss)

Net income for the three months ended September 28, 2001 was $3.3 million as compared to a net loss of ($0.9) million for the third quarter of 2000. The change from net loss in the third quarter of 2000 to net income in 2001 was due to the reduction in interest expense and the increase in operating income in 2001 relative to 2000. Diluted earnings per share for the third quarter of 2001 were $0.16 versus a loss of ($0.07) per diluted share for the third quarter of 2000.

Net income for the nine month period ended September 28, 2001 was $5.9 million as compared to a net loss of ($1.6) million for the nine months ended September 29, 2000. The change from net loss in 2000 to net income in 2001 was primarily due to the reduction in interest expense and the increase in operating income in 2001 relative to 2000. Diluted earnings per share for the nine month period ended September 28, 2001 were $0.30 as compared to a loss of ($0.13) per diluted share for the nine month period ended September 29, 2000.

Liquidity and Capital Resources

Overview

In January 2001 we restructured our long-term borrowings to eliminate our previous senior and subordinated debt. In June 2001 we amended our credit facility to provide for the financing necessary to consummate the acquisition of Sierra.

Liquidity

At September 28, 2001 we had $43.6 million of cash and cash equivalents. Most of this cash was provided by our second public offering of common stock as discussed in “Capital Structure” below. Cash provided by operating activities for the nine month period ended September 28, 2001 was $10.6 million as compared to $9.0 million for the nine month period ended September 29, 2000. An increase in cash provided by net income in 2001 relative to a net loss in 2000 was off-set by an increase in accounts receivable and inventories, net of increases in accounts payable and accrued liabilities.

Net cash used in investing activities was $54.6 million for the nine months ended September 28, 2001 as compared to a use of $2.5 million for the nine months ended September 29, 2000. The acquisition of Sierra in June 2001 accounted for most of this year's cash use.

Cash provided by financing activities for the nine month period ending September 28, 2001 was $87.6 million, compared with cash used in financing activities of $7.1 million for the nine month period ended September 29, 2000. In the first nine months of 2000, substantially all of the cash used in financing activities was used for debt repayment. In January 2001, we used the $40.0 million of proceeds from a new term loan (discussed in detail below) and cash generated by operating activities to pay off the remaining senior debt and 13% senior subordinated notes. In June 2001, we amended our credit facility to borrow an additional $47.0 million in order to finance the acquisition of Sierra.

We believe that cash generated from operations will be sufficient to meet our working capital needs and planned capital expenditures for the near term. Capital expenditures for 2001 are expected to be approximately $8.0 - 9.0 million, of which approximately $2.9 million will be for capital supporting new product development. Should additional, suitable investment opportunities arise during fiscal 2001, we believe that our earnings, cash flows and balance sheet will permit us to obtain additional debt or equity capital, if necessary. There can be no assurance, however, that additional financing will be available to us or, if available, that it can be obtained on a timely basis or on terms acceptable to us.

Capital Structure

Our capital structure consists of equity and interest-bearing debt. Interest-bearing debt as a percentage of our total capitalization increased to 30% at September 28, 2001 compared to 20% at December 29, 2000. Our long-term debt at September 28, 2001 consisted of an $80.0 million term loan.

During the 2001 third quarter, the Company completed an additional stock offering of 7.8 million shares comprised of 5.8 million shares sold by existing shareholders and 2.0 million newly issued shares. The Company received $43.6 million in net proceeds to be used for general corporate purposes including acquisitions and debt reduction.

In January 2001, we entered into a $60.0 million credit facility consisting of a $40.0 million term loan and a $20.0 million revolving line of credit. In June 2001, we amended our credit facility. The amendment provided for a $100.0 million facility consisting of an $80.0 million term loan and a $20.0 million revolving line of credit. Both the term loan and revolving line of credit have a term of five years, maturing in July 2006. The amended credit facility is secured by our accounts receivable and inventories and requires us to comply with various quarterly financial covenants related to EBITDA, as defined in the credit agreement, and ratios of leverage, interest and fixed charges as they relate to EBITDA. Both the term loan and revolving line of credit bear interest at a rate that varies with our degree of leverage.

At September 28, 2001, there was $80.0 million outstanding on the term loan and no amounts outstanding under the revolving line of credit. The weighted average interest rate for the term loan was 6.0%.

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

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB No. 16 "Business Combinations." Effective July 1, 2001, all business combinations in the scope of this new Statement are to be accounted for using one method, the purchase method. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB No. 17, "Intangible Assets." It changes the accounting for goodwill from an amortization method to an impairment-only approach.

The Company has not completed an analysis of the potential impact upon adoption of the impairment test of goodwill, however amortization of existing goodwill which was approximately $0.7 million and $1.4 million for the three and nine months ended September 28, 2001, will cease upon adoption (December 29, 2001).

Under provisions of SFAS No. 141, we will be required to reclassify our assembled workforce to goodwill. At September 28, 2001, assembled workforce approximated $4.8 million. Amortization of our assembled workforce of approximately $0.2 million and $0.5 million for the three and nine months ended September 28, 2001, will also cease upon adoption. The Company has not completed the analysis of the effect of the Statement on the amortization of its trademark and trade names. Amortization of our other identifiable intangible assets will continue.

Forward-Looking Statements

Some of the statements contained in this Quarterly Report on Form 10-Q and other written and oral statements made from time to time by us and our representatives, are not statements of historical or current fact. As such, they are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations, which are subject to known and unknown risks, uncertainties and assumptions. They include, but are not limited to, statements relating to:

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Under the new credit facility, both the term loan and any borrowings under the line of credit bear interest at fluctuating market rates. An analysis of the impact on our interest rate sensitive financial instruments of a hypothetical 10% change in short-term interest rates shows an impact on expected 2001 earnings of approximately $0.5 million of higher or lower earnings, depending on whether short-term rates rise or fall by 10%. We use foreign currency forward contracts on a limited basis, and do not have any material foreign currency exposure. In order to minimize our foreign exchange risk, substantially all of our sales are made in U.S. dollars. We do not hedge against price fluctuation in the commodities used in the manufacturing of our products. The discussion and the estimated amounts referred to above include forward-looking statements of market risk which involve certain assumptions as to market interest rates. Actual future market conditions may differ materially from such assumptions. Accordingly, the forward-looking statements should not be considered projections of future events by the Company.

PART II - OTHER INFORMATION

ITEM 1.     Legal Proceedings.

None.

ITEM 2.     Changes in Securities and Use of Proceeds.

None.

ITEM 3.     Defaults Upon Senior Securities.

None.

ITEM 4.     Submission of Matters to a Vote of Security Holders.

None.

ITEM 5.     Other Information.

None.

ITEM 6.     Exhibits and Reports on Form 8-K.

(a)	Exhibits See the Exhibit Index for a list of those exhibits filed herewith.
(b)	Reports on Form 8-K None

SIGNATURE

                Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILSON GREATBATCH TECHNOLOGIES, INC. (Registrant)
Date November 13, 2001	By: /s/ Edward F. Voboril Edward F. Voboril President, Chief Executive Officer and Chairman of the Board By: /s/ Frank J. Forkl, Jr. Frank J. Forkl, Jr. Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation Filed as Exhibit 3.1 to our Registration Statement on Form S-1 (No. 333- 37554) filed May 22, 2000, and incorporated by reference herein.
3.2	Amended and Restated Bylaws Filed as Exhibit 3.2 to our Registration Statement on Form S-1 (No. 333-37554) filed May 22, 2000, and incorporated by reference herein.