Form 10-K
period 2001-12-28
WILSON GREATBATCH TECHNOLOGIES INC
filed 2002-03-28
CIK 1114483

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 28, 2001

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
None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of voting stock of Wilson Greatbatch Technologies, Inc. held by nonaffiliates as of March 27, 2002, based on the closing price of $26.40, as reported on the New York Stock Exchange: $417.9 million.

Shares of common stock outstanding on March 21, 2002: 20,872,150

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the company's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders are incorporated by reference into Part III.

PARTI

ITEM 1.	BUSINESS

OVERVIEW

        We are a leading developer and manufacturer of power sources, feedthroughs and wet tantalum capacitors used in implantable medical devices. We also develop and manufacture other components used in implantable medical devices and we believe that we are a preferred supplier of power sources and components. We offer technologically advanced, highly reliable and long lasting products for implantable medical devices and enable our customers to introduce implantable medical devices that are progressively smaller, longer lasting, more efficient and more functional. We leverage our core competencies in technology and manufacturing to develop and produce power sources for commercial applications that demand high performance and reliability, including aerospace, oil and gas exploration and oceanographic equipment. Our customers utilize our specially designed proprietary power sources and components in their products. We believe that our proprietary technology, close customer relationships, market leadership and dedication to quality provide us with significant competitive advantages over our competitors and create a barrier to entry for potential market entrants.

        Mr. Wilson Greatbatch patented the implantable pacemaker in 1962. In 1970, Mr. Greatbatch founded Wilson Greatbatch Ltd., our predecessor. In July 1997, DLJ Merchant Banking led a leveraged buyout of Wilson Greatbatch Ltd. Our company was incorporated in connection with the 1997 leveraged buyout to acquire Wilson Greatbatch Ltd., which is now our wholly-owned subsidiary. We acquired Hittman Materials and Medical Components, Inc., now Greatbatch-Hittman, Inc., in August 1998 to expand and complement our product lines. Hittman, a medical components manufacturer, produces feedthroughs and electrode components for implantable medical devices. Feedthroughs are among the most critical components used in implantable medical devices and both feedthroughs and electrodes are key component technologies. We acquired the Sierra-KD Components Division of Maxwell Technologies, Inc., now called Greatbatch-Sierra, in June 2001 to broaden the product line we offer to include electromagnetic interference filters and capacitors for implantable medical devices. The addition of Greatbatch-Sierra's patented EMI filtering products and technology solidifies our position as a leading provider of enabling technologies to the manufacturers of implantable medical devices.

IMPLANTABLE MEDICAL DEVICE INDUSTRY

        An implantable medical device is an instrument that is surgically inserted into the body to provide diagnosis or therapy. The market for our implantable power sources and components benefits directly from the growth of the implantable medical device industry. The largest and fastest growing segment of the implantable medical device market is cardiac rhythm management, which includes devices such as pacemakers and ICDs. Pacemakers treat bradycardia, a condition that occurs when a patient has an abnormally slow heartbeat, by stimulating the heart with regular electrical pulses. ICDs treat tachycardia, a condition that occurs when a patient has a rapid and irregular heartbeat, by delivering concentrated and time electrical energy to the heart to restore a normal heart rate.

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

  expansion of indications, or uses, for implantable medical devices;

  the aging population, which is expected to require an increasing number of pacemakers, ICDs and other implantable medical devices;

  a combination of smaller, lighter, more efficient and more functional devices and longer-lasting power sources which will be easier for physicians to implant and will be less intrusive to recipients; and

  increased market penetration beyond the United States and other developed countries.

          Cardiovascular Device Update has predicted that ICD revenues will grow faster than pacemaker revenues in the next three to five years. The faster growth predicted for the ICD market is based on continued penetration of existing clinical indications and anticipated expansion into new indications.

          As a leading developer and manufacturer of power sources and other components for implantable medical devices, we believe that our company will continue to be well positioned to meet the requirements of manufacturers of these products.

  PRODUCTS

          We design and manufacture a variety of power sources, capacitors, components, such as feedthroughs, electrodes and EMI filters, for implantable medical devices. Our commercial power sources are used in aerospace, oil and gas exploration and oceanographic equipment. We currently manufacture and market 23 models of pacemaker batteries and 19 models of ICD batteries as well as numerous other components for our customers in the implantable medical device industry. The following table provides information about our principal products:

PRODUCT	DESCRIPTION	USED IN	PRINCIPAL PRODUCT ATTRIBUTES
MEDICAL:
Implantable power sources	Batteries for implantable medical devices	Pacemakers, ICDs, left ventricular assistant devices, neuro-stimulators, drug pumps and hearing assist devices	High reliability and predictability Long service life Customized configuration Light weight Compact and less intrusive
Capacitors	Store energy generated by a battery before delivery to the heart	ICDs	Stores more energy per unit volume (energy density) than other existing technologies Customized configuration
EMI filters	Filters electromagnetic interference to limit undesirable response, malfunctioning or degradation in the performance of electronic equipment	Medical devices	High reliability Attenuation of EMI over wide frequency ranges Customized design
Medical components:
Feedthroughs	Allow electrical signals to be brought from inside an implantable medical device to an electrode	Pacemakers, ICDs, left ventricular assistant devices, neuro-stimulators, drug pumps and hearing assist devices	Ceramic to metal seal is substantially more durable than traditional seals Multifunctional
Electrodes	Deliver electric signal from the feedthrough to a body part undergoing stimulation	Pacemakers and ICDs	High quality coated surface Flexible in utilizing any combination of biocompatible coating surfaces Customized offering of surfaces and tips
Precision components	Machined and molded parts for implantable medical devices	Pacemakers, ICDs and drug pumps	High level of manufacturing precision Broad manufacturing flexibility
COMMERCIAL:
Commercial power sources	Batteries for demanding commercial applications	Aerospace, oil and gas exploration and oceanographic equipment	Long-life dependability High energy density

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

          From the late 1950s to the early 1970s, implantable medical devices, such as pacemakers, were powered by zinc/mercuric oxide batteries. These batteries typically lasted two to three years, often failed without warning, were large and bulky and generated hydrogen gas, making it impossible to seal the battery. In the early 1970s, we introduced lithium/iodine batteries as power sources for pacemakers. Lithium batteries manufactured by us and manufactured by others under license from us are now a principal power source for pacemakers. Pacemaker batteries utilizing our technology last approximately six years and provide high reliability and predictability. In the mid 1980s, we introduced lithium/silver vanadium oxide batteries for powering ICDs. These batteries provide the higher power levels required by an ICD with a high degree of reliability and at least a five year battery life. Our lithium/silver vanadium oxide batteries have become a principal power source of ICDs.

          In 1996, we introduced a lighter weight titanium-encased lithium/carbon monofluoride battery as a next generation pacemaker battery. These batteries offer improved pacemaker performance in several areas, including:

    pacemaker weight reduction of up to 25%;

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

  CAPACITORS

          Capacitors, which are used in ICDs, perform the critical function of storing electrical pulses before delivery to the heart. Historically, ICDs utilized two aluminum-based capacitors. In the fourth quarter of 1999, we introduced wet tantalum hybrid capacitors commercially for use in ICDs, which provide a number of advantages over aluminum-based capacitors. Our wet tantalum hybrid capacitors, which combine liquid electrolytes and ruthenium oxide cathode material with a tantalum anode component, provide a unique combination of high voltage and high energy storage capacity. This combination enables energy density not achievable with competing technologies. Our capacitors can be manufactured in many sizes and shapes to meet the specific needs of our customers.

          To produce our capacitors, we have licensed a key patent for the basic technology used in our defibrillator capacitors from the Evans Capacitor Company. We have also developed our own portfolio of patents and patent applications covering improvements that we have made to Evans' capacitor technology. We believe we are the only supplier of wet tantalum capacitors for the implantable medical device industry. In 1997, we entered into an agreement with a major ICD manufacturer to use our capacitor technology in its next generation of ICDs which was launched in the first quarter of 2000.

  EMI FILTERS

          Electromagnetic interference filters and capacitors for implantable medical devices limit or eliminate electromagnetic interference, or EMI, which is any undesirable emission or disturbance generated by products such as cell phones and two-way pagers. EMI may cause an undesirable response, malfunctioning or degradation in the performance of electronic equipment including medical devices.

          We offer EMI filtering products and technology to our customers through our Greatbatch-Sierra division which holds several key patents relative to its differentiated EMI filtering technology. Prior to our acquisition of Sierra in June 2001, Sierra was one of our component customers and we shared a similar medical device customer base. The vertical integration of Greatbatch-Sierra represents an opportunity to increase our importance to these customers and positions us to participate in the growing demand for EMI protection on medical devices. The U.S. Food and Drug Administration, or FDA, is focusing on issues created by EMI. Currently, labels for new pacemakers and ICDs must disclose the level of EMI protection. We expect that over time the majority of implantable electronic medical devices will possess EMI protection.

          In addition, Greatbatch-Sierra leverages its technology and manufacturing expertise to provide high quality, precision components for commercial applications that demand high performance and reliability, including aerospace, oil and gas exploration and telecommunications equipment.

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

          We design and manufacture 45 types of feedthroughs. Each of our feedthroughs is designed specifically for a particular customer device. We are often the sole source of feedthroughs for our customers. In 2001, approximately 95% of our feedthroughs were used in pacemakers and ICDs, with the balance used primarily in left ventricular assist devices, hearing assist devices, drug pumps and neurostimulators. We are currently working with a number of medical device manufacturers to develop hermetic feedthroughs for the next generation of implantable medical devices and applications, including neurostimulators, middle ear devices, and muscle stimulation devices.

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

          IMPLANTABLE PUMP TECHNOLOGY. We have developed proprietary technology that has applications in implantable devices that are designed to deliver small quantities of drugs or other fluids to a patient. Several of our technologies are critical to these devices, including the power source, the feedthroughs and the pumping mechanism that moves the fluid. Currently, one of our customers has regulatory approval in Europe for a device that utilizes our implantable pump technology and has recently filed with the FDA for regulatory approval in the United States.

  RESEARCH, DEVELOPMENT AND ENGINEERING

          Our position as a leading developer and manufacturer of power sources for implantable medical devices is largely the result of our long history of technological innovation. We invest substantial resources in research, development and engineering. Our scientists, engineers and technicians focus on improving existing products, expanding the use of our products and developing new products. In addition to our internal technology and product development efforts, we maintain close relationships with leading research organizations, including Alfred University, Clarkson University, the Jet Propulsion Laboratory, the applied physics department of Johns Hopkins University, NASA, Sandia-National Laboratories, the State University of New York at Buffalo and Villanova University. These relationships include funding research efforts, licensing researchers' technology and assisting in building prototypes. Our research, development and engineering team is responsible for a number of pioneering developments in the implantable medical device industry including:

YEAR	COMMERCIAL INTRODUCTION	INDUSTRY IMPACT
1972	First lithium anode battery	Industry standard for pacemakers
1974	First ceramic-to-metal seal for implantable devices	Industry standard for hermetic sealing of devices
1980	First oxhyalide/interhalogen batteries	Enabled commercial batteries to perform at lower temperatures with very high energy density
1981	First implantable pump capable of passing bubbles	Enabled implantable drug delivery system
1987	First implantable lithium/silver vanadium oxide battery	Enabled commercial viability of ICDs
1996	First titanium-encased lithium/carbon monofluoride pacemaker batteries	Enabled weight reduction and improved electrical performance for advanced microelectronics
1999	First wet tantalum capacitors	Enabled smaller sizes of ICDs and increased design flexibility

  PATENTS AND PROPRIETARY TECHNOLOGY

          We rely on a combination of patents, licenses, trade secrets and know-how to establish and protect our proprietary rights to our technologies and products. At December 28, 2001, we had been granted 182 U.S. patents and 199 foreign patents. We also have 176 U.S. and 241 foreign pending patent applications at various stages of approval. During the past three years, we have received 61 new U.S. patents, of which 25 were received in 2001. Corresponding foreign patents have been issued or are expected to be issued in the near future. Often, a single product is protected by several patents covering various aspects of the design. We believe this provides broad protection of the concepts employed. The following table provides a breakdown of our patents as of December 28, 2001 by product type:

PRODUCT	NUMBER OF PATENTS GRANTED	NUMBER OF ACTIVE PATENTS
Batteries--Pacemakers	181	18
Batteries--ICDs	88	78
Capacitors	19	19
Feedthroughs	3	2
Pumps	10	10
Batteries--Commercial	25	15
Batteries--Rechargeable	12	12
Batteries--Lithium/carbon monofluoride	7	7
Other products	36	9
Total	381	170

          The following table sets forth the expiration dates of our material patents as of December 28, 2001:

DESCRIPTION OF PATENT	EXPIRATION DATE
Defibrillator cell design	May 2006
Defibrillator cell design	May 2006
Serpentine electrode design for prismatic cell	May 2011
Butterfly electrode assembly	September 2011
Butterfly electrode assembly	September 2011
Multiplate electrode design connected by bridge	September 2011
Insulating upper bag for increased cell reliability	May 2012
Halogenated polymer fiber separator for electrochemical cell	October 2013
Sheet cathode	November 2013
Sheet cathode	November 2013
High shock and vibration resistant cell design	February 2015
Aqueous blended electrode material	March 2015
Carbonate electrolyte additives for defibrillator cells	March 2015
Separator insert for oxyhalide cell	February 2016
Dual connection tab current collector for carbon monofluoride cells	July 2016
Hermetic seal using a single close ball	October 2016
Improved electrolyte/cathode ratio for carbon monofluoride cells	November 2016
Ultrasonically coated substrate for use in a capacitor and method of manufacture	May 2017
Hermetically sealed wet tantalum capacitor	May 2017
Separator for use in carbon monofluoride cells	June 2017
Electrode edge design for increased energy density for carbon monofluoride cells	August 2017
Insulating upper bag for increased cell reliability	April 2018
Low Power Electromagnetic Pump	March 2014
Sheet Cathode	January 2018
Low Power Electromagnetic Pump	June 2018
Low Power Electromagnetic Pump	June 2018
Electrolyte for Use In A Capacitor	August 2019
Anode For An Electrolytic Capacitor	September 2019

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

  MANUFACTURING AND QUALITY CONTROL

          Our principal manufacturing facilities are in Clarence, New York, Cheektowaga, New York, Carson City, Nevada, Canton, Massachusetts and Columbia, Maryland. Our three New York manufacturing facilities produce implantable power sources, capacitors, commercial power sources and components. Our Carson City, Nevada facility produces EMI filters and capacitors. Our Canton, Massachusetts facility produces commercial power sources. Our Columbia, Maryland facility produces feedthroughs, electrodes and other components. We test our implantable power sources at our Wheatfield, New York facility.

          In 2000 and 2001, we modernized our facilities and a number of our manufacturing lines, processes and equipment. These manufacturing improvements have enabled us to increase the quality and service life of our power sources and other components and increase our manufacturing capacity. Key resources that allow us to manufacture subassemblies include a full model shop, a precious metals machining area, injection molding equipment and a Class 10,000 clean room.

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

          Our quality system is based upon an ISO documentation system and is driven by a master validation plan that requires rigorous testing and validation of all new processes or process changes that directly impact our products. Our New York, Massachusetts, and Nevada facilities are ISO-9001 certified, which requires compliance with regulations regarding quality systems of product design, supplier control, manufacturing processes and management review. This certification can only be achieved after completion of an audit conducted by an independent authority. Our New York facilities are audited by the British Standards Institute, our Massachusetts facility is audited by the National Standards Authority of Ireland, and our Nevada facility is audited by American Quality Assessors. Our Columbia, Maryland facility is ISO-9002 certified and is audited by TUV Rheinland of North America, an independent auditing firm that specializes in evaluating ISO quality standards. To maintain certification, all facilities must be reexamined every six months by their respective certifying bodies.

  SALES AND MARKETING

          We utilize a combination of direct and indirect sales methods, depending on the particular product. In 2001, approximately 68% of our products were sold in the United States.

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

          We sell feedthroughs, electrodes and other precision components directly to manufacturers. Two internal sales managers support all activity, and involve engineers and materials professionals in the sales process to address customer requests appropriately. As in the implantable power source and capacitor sales process, we have established relationships directly with leading manufacturers of implantable medical devices. We market our precision components, feedthroughs and electrodes by participating in trade shows and by producing printed and electronic marketing materials for distribution to prospective customers.

          We sell our commercial power sources either directly to the end user, directly to manufacturers that incorporate our products into other devices for resale, or to distributors who sell our products to manufacturers and end users. Our sales managers are trained to assist our customers in selecting appropriate battery chemistries and configurations. We market our commercial power sources at various technical trade meetings. We also place print advertisements in relevant trade publications.

          Firm backlog orders at December 28, 2001 and December 29, 2000, were $46.3 million and $29.7 million, respectively. Most of these orders were expected to be shipped within one year. The $16.6 million increase was primarily due to backlog from the Sierra acquisition.

  CUSTOMERS

          Our products are designed to provide reliable, long lasting solutions that meet the evolving requirements and needs of our customers and the end users of their products. Our medical products customers include leading implantable medical device manufacturers such as Guidant, St. Jude Medical, Medtronic and Biotronik. In 2001, Guidant and St. Jude Medical, our two largest customers, collectively accounted for approximately 66% of our revenues. Our commercial products customers are primarily companies involved in the aerospace, oil and gas exploration and oceanographic industries.

          In February 1999, we entered into a supply agreement with Guidant. Pursuant to the agreement, Guidant purchases batteries from us for use in its implantable medical devices. Guidant also separately purchases components from us for use in its implantable medical devices. Our supply agreement with Guidant expires on December 31, 2004 and can be renewed for additional one year periods upon mutual agreement.

          In April 1997, we entered into a supply agreement with St. Jude Medical. In accordance with this agreement, we are the primary supplier of many components used in their pacemakers and ICDs, except for microprocessors and capacitors. We will also be the exclusive supplier of batteries to St. Jude Medical through the expiration of the supply agreement on December 28, 2003, with the ability of St. Jude to extend the agreement for two (2) one-year extensions.

  SUPPLIERS AND RAW MATERIALS

          Lithium, iodine, gallium and tantalum are the most significant raw materials that we use to manufacture our products. In the past, we have not experienced any significant interruptions or delays in obtaining raw materials. We seek to minimize inventory levels, which provides us with a reduced risk of obsolescence. Minimizing our inventory levels also enables us to stock materials based on firm order requirements, rather than forecasts and anticipated sales. However, we maintain minimum safety stock levels of critical raw materials. We improve our supply pricing by using bulk purchases, precious metal pool buys, blanket orders and by entering into long term contracts. Annual minimum purchase levels under these contracts have historically been well below our expected annual usage, and therefore present little risk of liability.

          We have long standing relationships with most of our significant suppliers and have conducted business with them for an average of 14 years. Our supply agreements typically have three year terms. Our significant suppliers of raw materials and components accounted for approximately 35% of our purchases in 2001. We believe that there are alternative suppliers or substitute products available for each of the materials we purchase, at competitive prices. Our material supply agreements may be terminated prior to their scheduled expiration dates if there is a material breach by us that remains uncured.

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

  companies that produce and market feedthroughs, filters and other medical components, including Alberox, AVX, Medsource and RMS, among others; and

  smaller companies that concentrate on niche markets.

  Medtronic produces power sources for use in implantable medical devices that it manufactures. However, to our knowledge Medtronic does not sell power sources to third parties. Biotronik has a captive subsidiary that makes lithium batteries that could be marketed to our customers. Our company, Medtronic and Biotronik are the major manufacturers of power sources for implantable medical devices. We also compete in the intensely competitive commercial power source market. Our principal competitors in this market are Eagle-Picher Industries and ECO-Tracer. While we believe that the industry perceives our products to be of the highest quality, there are suppliers whose products are perceived to be of comparable quality. Moreover, the commercial power sources market is subject to volatility in oil and gas exploration activity. When oil and gas exploration activity has slowed, a number of our competitors have historically reduced battery prices to maintain or gain market share. Quality and technology are the principal bases upon which we compete in both the implantable medical devices market and the commercial power sources market.

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

          As a component manufacturer, our products are not subject to FDA pre-market approval. However, the FDA and related state and foreign governmental agencies regulate many of our customers' products as medical devices. In many cases, the FDA must approve those products prior to commercialization. In addition, because some of the products produced by our engineered components division may be considered finished medical devices, some of the operations within that division are subject to FDA inspection and must comply with current good manufacturing practices (CGMP) requirements.

  RECRUITING AND TRAINING

          We dedicate significant resources to our recruiting efforts. Our internal recruiting efforts primarily focus on supplying quality personnel to our business. We have established a number of programs that are designed to challenge and motivate our employees and we encourage our employees to be proactive in contributing ideas and regularly survey them to collect feedback on ways that our business and operations can be improved. We also seek to meet our hiring needs through outside sources.

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

  EMPLOYEES

          As of December 28, 2001, we had 1153 employees, including 216 research, development and engineering personnel, 576 manufacturing personnel and 361 support personnel. We also employ a number of temporary employees to assist us with various projects and service functions. Our employees are not represented by any union and, except for certain executive officers of our company and our subsidiaries, are retained on an at-will basis. We believe that we have a good relationship with our employees.

  CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

          Some of the statements contained in this Annual Report on Form 10-K and other written and oral statements made from time to time by us and our representatives are not statements of historical or current fact. As such, they are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations, which are subject to known and unknown risks, uncertainties and assumptions. They include statements relating to:

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

          You can identify forward-looking statements by terminology such as "anticipate," "believes," "estimates," "expect," "intend," "may," "could," "possible," "potential," "continue," "plan," "project," "should," "will," "forecast" or the negative of these terms and similar words or expressions. These statements are only predictions. Actual events or results may differ materially from those suggested by these forward-looking statements. In evaluating these statements and our prospects generally, you should carefully consider the risk factors set forth below in addition to these forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially. It is not possible to foresee or identify all factors affecting our forward-looking statements and you should not consider any list of such factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions.

          All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary factors and to others contained throughout this report. We are under no duty to update any of the forward-looking statements after the date of this report or to conform these statements to actual results.

          Although it is not possible to create a comprehensive list of all risk factors that may cause actual results to differ from the results expressed or implied by our forward-looking statements or that may affect our future results, some of these factors include the following:

  RISKS RELATED TO OUR BUSINESS

          WE DEPEND HEAVILY ON A LIMITED NUMBER OF CUSTOMERS, AND IF WE LOSE ANY OF THEM, WE WOULD LOSE A SUBSTANTIAL PORTION OF OUR REVENUES.

          A substantial portion of our business in 2001 was conducted with a limited number of customers, including Guidant, St. Jude Medical, Medtronic and Biotronik. In 2001, Guidant and St. Jude Medical collectively accounted for approximately 66% of our revenues. As a result, we depend heavily on revenues from Guidant and St. Jude Medical. Our supply agreements, particularly with our large customers, might not be renewed after they expire, including our power source supply agreement with Guidant, which expires on December 31, 2004, and our supply agreement with St. Jude Medical, which expires on December 28, 2003. Our supply agreements with St. Jude Medical, Medtronic, Biotronik and Guidant do not require any minimum purchase levels. The loss of any large customer for any reason could harm the business, financial condition and results of operations of our company.

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

          IF WE ARE UNABLE TO SUCCESSFULLY MARKET OUR CURRENT OR FUTURE PRODUCTS, OUR BUSINESS WILL BE HARMED.

          The market for our power sources, components and other products has been growing in recent years. If the market for our products does not grow as rapidly as forecasted by industry experts, our revenues could be less than expected. In addition, it is difficult to predict the rate at which the market for our products will grow or at which new and increased competition will result in market saturation. Slower growth in the pacemaker and ICD markets in particular would negatively impact our revenues. In addition, we face the risk that our products will lose widespread market acceptance. We cannot assure you that our customers will continue to utilize the products we offer or that a market will develop for our future products. We may at times determine that it is not technically or economically feasible for us to continue to manufacture certain products and we may not be successful in developing or marketing them. Additionally, new technologies that we develop may not be rapidly accepted because of industry-specific factors, including the need for regulatory clearance, entrenched patterns of clinical practice and uncertainty over third party reimbursement. If this occurs, our business will be harmed.

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

          We rely on third party manufacturers to supply many of our raw materials. For example, we rely on FMC to supply us with lithium for our power sources and HC Starck to supply us with tantalum powder and wire for capacitors. Manufacturing problems may occur with these and other outside sources, as a supplier may fail to develop and supply products and subcomponents to us on a timely basis, or may supply us with products and subcomponents that do not meet our quality, quantity and cost requirements. If any of these problems occur, we may be unable to obtain substitute sources of these products and subcomponents on a timely basis or on terms acceptable to us, which could harm our ability to manufacture our own products and components profitably or on time. In addition, to the extent the processes that our suppliers use to manufacture products and subcomponents are proprietary, we may be unable to obtain comparable subcomponents from alternative suppliers.

          AMORTIZATION OF OUR INTANGIBLE ASSETS, WHICH REPRESENT A SIGNIFICANT PORTION OF OUR TOTAL ASSETS, WILL ADVERSELY IMPACT OUR NET INCOME AND WE MAY NEVER REALIZE THE FULL VALUE OF OUR INTANGIBLE ASSETS.

          As of December 28, 2001, we had $137.1 million of net intangible assets, representing 48% of our total assets and 73% of our stockholders' equity. These intangible assets consist primarily of goodwill, trademark, tradenames and patented technology, arising from our acquisitions. Under Statement of Financial Accounting Standard No. 142, adopted by us on December 29, 2001, goodwill and other intangible assets with indefinite lives will no longer be amortized in 2002. Intangible assets with definite lives, which represent $26.7 million of our net intangible assets at December 28, 2001, will continue to be amortized. We expect to incur amortization expenses relating to these intangible assets of $3.5 million in 2002 and $3.2 million in 2003. These expenses will reduce our future earnings or increase our future losses. We may not receive the recorded value for our intangible assets if we sell or liquidate our business or assets. In addition, the material concentration of intangible assets increases the risk of a large charge to earnings in the event that the recoverability of these intangible assets is impaired, and in the event of such a charge to earnings, the market price of our common stock could be adversely affected.

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

          IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS, OUR BUSINESS COULD BE ADVERSELY AFFECTED.

          We rely on a combination of patents, licenses, trade secrets and know-how to establish and protect our proprietary rights to our technologies and products. As of December 28, 2001, we held 182 active U.S. patents. We cannot guarantee that the steps we have taken or will take to protect our proprietary rights will be adequate to deter misappropriation of our intellectual property. In addition to seeking formal patent protection whenever possible, we attempt to protect our proprietary rights and trade secrets by entering into confidentiality and non-compete agreements with employees, consultants and third parties with which we do business. However, these agreements can be breached and, if they are, there may not be an adequate remedy available to us and we may be unable to prevent the unauthorized disclosure or use of our technical knowledge, practices or procedures. If our trade secrets become known, we may lose our competitive advantages.

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

          IF WE BECOME SUBJECT TO PRODUCT LIABILITY CLAIMS, OUR EARNINGS AND FINANCIAL CONDITION COULD SUFFER.

          The manufacture and sale of our products expose us to potential product liability claims and product recalls, including those which may arise from misuse or malfunction of, or design flaws in, our products or use of our products with components or systems not manufactured or sold by us. Provisions contained in our agreements with key customers attempting to limit our damages, including provisions to limit damages to liability for gross negligence, may not be enforceable in all instances or may otherwise fail to protect us from liability for damages. Product liability claims or product recalls, regardless of their ultimate outcome, could require us to spend significant time and money in litigation or require us to pay significant damages. The occurrence of product liability claims or product recalls could cause our earnings and financial condition to suffer.

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

          We have made and in the future expect to make selective acquisitions that complement our core competencies in technology and manufacturing to enable us to manufacture and sell additional products to our existing customers and to expand our business into related markets. However, implementation of our acquisition strategy entails a number of risks, including:

    inaccurate assessments of undisclosed liabilities;

    diversion of our management's attention from our core businesses;

    potential loss of key employees or customers of the acquired businesses;

    difficulties in integrating the operations and products of an acquired business or in realizing projected efficiencies and cost savings; and

    increases in our indebtedness and a limitation in our ability to access additional capital when needed.

          IF WE ARE NOT SUCCESSFUL IN MAKING ACQUISITIONS TO EXPAND AND DEVELOP OUR BUSINESS, OUR FINANCIAL RESULTS MAY SUFFER.

          A component of our strategy is to make selective acquisitions that complement our core competencies in technology and manufacturing to enable us to manufacture and sell additional products to our existing customers and to expand our business into related markets. For example, in August 1998, we acquired Hittman, a medical components manufacturer, in August 2000, we acquired Battery Engineering, Inc., or BEI, a small specialty battery manufacturer, and in June 2001 we acquired Sierra, a leading developer and manufacturer of EMI filters and capacitors for implantable medical devices. Our continued growth will depend on our ability to identify and acquire companies that complement or enhance our business on acceptable terms. We may not be able to identify or complete future acquisitions. Some of the risks that we may encounter include expenses associated with, and difficulties in identifying, potential targets, the costs associated with incomplete acquisitions and higher prices for acquired companies because of competition for attractive acquisition targets. Our failure to acquire additional companies could cause our financial results to suffer.

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

          WE INTEND TO EXPAND INTO NEW MARKETS AND OUR PROPOSED EXPANSION PLANS MAY NOT BE SUCCESSFUL.

          We intend to expand into new markets through the development of new product applications based on our existing component technologies. These efforts have required, and will continue to require us to make substantial investments, including significant research, development and engineering expenditures and capital expenditures for new, expanded or improved manufacturing facilities. We cannot assure you that we will be able to successfully manage expansion into new markets and products or that these efforts will not have an adverse impact on our business. Specific risks in connection with expanding into new markets include the inability to transfer our quality standards into new products, the failure of customers in new markets to accept our products and price competition.

          OUR FAILURE TO OBTAIN LICENSES FROM THIRD PARTIES FOR NEW TECHNOLOGIES OR THE LOSS OF THESE LICENSES COULD IMPAIR OUR ABILITY TO DESIGN AND MANUFACTURE NEW PRODUCTS.

          We occasionally license technologies from third parties rather than depending exclusively on our own proprietary technology and developments. For example, we license a capacitor patent from the Evans Capacitor Company. Our ability to license new technologies from third parties is and will continue to be critical to our ability to offer new and improved products. We cannot assure you that we will be able to continue to identify new technologies developed by others and even if we are able to identify new technologies, we may not be able to negotiate licenses on favorable terms, or at all. Additionally, we could lose rights granted under licenses for reasons beyond our control. For example, the licensor could lose patent protection for a number of reasons, including invalidity of the licensed patent.

  RISKS RELATED TO OUR INDUSTRY

          WE AND OUR CUSTOMERS ARE SUBJECT TO VARIOUS POLITICAL, ECONOMIC AND REGULATORY CHANGES IN THE HEALTHCARE INDUSTRY WHICH COULD FORCE US TO MAKE MODIFICATIONS TO HOW WE DEVELOP AND PRICE OUR PRODUCTS.

          The healthcare industry is highly regulated and is influenced by changing political, economic and regulatory factors. Several of our product lines are subject to international, federal, state and local health and safety, packaging and product content regulations. In addition, implantable medical device products produced by our healthcare customers are subject to regulation by the FDA and similar international agencies. These regulations govern a wide variety of product activities from design and development to labeling, manufacturing, promotion, sales and distribution. Compliance with these regulations may be time consuming, burdensome and expensive and could negatively affect our customers' abilities to sell their products, which in turn would adversely affect our ability to sell our products. This may result in higher than anticipated costs or lower than anticipated revenues.

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

          OUR BUSINESS IS SUBJECT TO ENVIRONMENTAL REGULATIONS THAT COULD BE COSTLY FOR OUR COMPANY TO COMPLY WITH.

          Federal, state and local regulations impose various environmental controls on the manufacturing, transportation, storage, use and disposal of power sources and hazardous chemicals and other materials used in and hazardous waste produced by the manufacturing of power sources and components. We cannot assure you that conditions relating to our historical operations which may require expenditures for clean-up will not arise in the future or that changes in environmental laws and regulations will not impose costly compliance requirements on us or otherwise subject us to future liabilities. We also cannot assure you that additional or modified regulations relating to the manufacture, transportation, storage, use and disposal of materials used to manufacture our power sources and components or restricting disposal of power sources will not be imposed. In addition, we cannot predict the effect that additional or modified regulations may have on us or our customers.

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

          The following table sets forth information about all of our principal manufacturing or testing facilities:

Location	Sq. Ft.	Own/Lease	Use
Clarence, NY(1)	70,453	Own	Battery manufacturing, development
Clarence, NY(2)	20,800	Own	Machining and assembly of components
Clarence, NY(2)	18,550	Lease	Machining and assembly of components
Clarence, NY	45,305	Lease	Offices and warehouse
Wheatfield, NY	2,600	Lease	Battery testing
Cheektowaga, NY	29,370	Lease	Capacitor manufacturing
Canton, MA(1)	32,000	Own	Battery manufacturing, development
Columbia, MD	30,000	Lease	Feedthroughs, electrodes and components manufacturing
Carson City, NV	23,840	Own	Electrical component manufacturing
____________________
(1)	Commercial power source revenues are generated from these facilities.
(2)	We own and rent space in part of the same facility.

  We believe these facilities are adequate for our current and foreseeable purposes and that additional space will be available when needed.

ITEM 3.	LEGAL PROCEEDINGS

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

          The company's common stock is traded on the New York Stock Exchange, or NYSE, under the symbol "GB." The common stock began trading on the NYSE on September 29, 2000 following our initial public offering. The following table sets forth, for the periods indicated, the high and low closing prices per share for the common stock as reported on the NYSE Composite Tape.

2000	High	Low
Third Quarter (from September 29, 2000) Fourth Quarter	$22.88 29.88	$22.88 21.75
2001
First Quarter Second Quarter Third Quarter Fourth Quarter	$28.00 33.38 29.30 38.85	$18.50 17.26 23.00 25.50

          As of March 22, 2002, there were 297 record holders of the company's common stock. Our Employee Stock Ownership Plan, or ESOP, is considered one record holder for the purposes of this calculation. There are approximately 1,300 participants in the ESOP.

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

  ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

          The following table provides selected financial data of our company for the periods indicated. You should read the selected consolidated financial data set forth below in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and with our consolidated financial statements and related notes appearing elsewhere in this report. The consolidated statement of operations data and the consolidated balance sheet data for the periods indicated have been derived from our financial statements and related notes, which have been audited by Deloitte & Touche LLP, independent auditors.

(In thousands, except per share data)	Wilson Greatbatch Technologies, Inc.					Wilson Greatbatch Ltd.(1)
Consolidated Statement of Operations Data:
Years/periods ended	December 28, 2001(4)	December 29, 2000(3)	December 31, 1999	January 1, 1999(2)	July 11, 1997 to January 2, 1998	January 1, 1997 to July 10, 1997
Revenues	$ 135,575	$ 97,790	$ 79,235	$ 77,361	$ 27,193	$ 30,468
Cost of goods sold	74,716	55,446	41,057	36,454	12,241	14,922
Gross profit	60,859	42,344	38,178	40,907	14,952	15,546
Selling, general and administrative	18,174	11,473	9,880	11,484	5,412	6,729
Research, development and engineering, net	12,575	9,941	9,339	12,190	4,619	4,400
Intangible amortization	7,726	6,530	6,510	5,197	1,810	--
Transaction related expenses	--	--	--	--	--	11,097
Write-off of purchased in-process research, development and engineering	--	--	--	--	23,779	--
Interest expense, net	3,588	12,958	13,420	10,572	4,128	252
Other	266	(189)	1,343	364	74	(117)
Income (loss) before income taxes, extraordinary loss and cumulative effect of accounting change	18,530	1,631	(2,314)	1,100	(24,870)	(6,815)
Income tax expense (benefit)(5)	6,939	611	(605)	410	(9,468)	1,053
Extraordinary loss on retirement of debt	(2,994)	(1,568)	--	--	--	--
Cumulative effect of accounting change	--	--	(563)	--	--	--
Net income (loss)	$ 8,597	$ (548)	$ (2,272)	$ 690	$ (15,402)	$ (7,868)
Net earnings (loss) per share(6)
Basic	$ 0.44	$ (0.04)	$ (0.18)	$ 0.07	$ (1.74)	$ (874)
Diluted	0.43	(0.04)	(0.18)	0.06	(1.74)	(874)
Weighted average shares outstanding(6)
Basic	19,563	14,167	12,491	10,461	8,855	9
Diluted	19,945	14,434	12,491	10,677	8,855	9
Consolidated Balance Sheet Data:
Total assets	$283,520	$181,647	$189,779	$194,390	$111,709	NA
Long-term obligations	61,397	30,951	127,623	129,563	72,714	NA
Total liabilities	94,676	45,813	143,372	148,795	83,470	NA
Total stockholders' equity	188,844	135,834	46,407	45,595	28,239	NA
(1)	The financial data for periods prior to July 11, 1997 relate to Wilson Greatbatch Ltd., our predecessor.
(2)	In August, 1998, we acquired the assets and liabilities of Greatbatch-Hittman. These figures include the results of operations of Greatbatch-Hittman from August 8, 1998 to January 1, 1999.
(3)	In August 2000, we acquired the capital stock of BEI. These figures include the results of operations of BEI from August 4, 2000 to December 29, 2000.
(4)	In June 2001, we acquired substantially of the assets and liabilities of Greatbatch-Sierra. These figures include the results of operations of Greatbatch-Sierra from June 18, 2001 to December 28, 2001.
(5)	Wilson Greatbatch Ltd., our predecessor, incurred minimal state taxes as a former subchapter S corporation. The federal and state taxes for the period from January 1, 1997 to July 10, 1997 are directly attributable to our acquisition of our predecessor in July 1997.
(6)	We calculate basic earnings per share by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. We calculate diluted earnings (loss) per share by adjusting for common stock equivalents, which consist of stock options. During the period from July 11, 1997 to January 2, 1998 and the year ended December 31, 1999, 0 and 0.2 million shares of common stock, respectively, were not included in the computation of diluted earnings per share because to do so would be antidilutive for these periods. Diluted earnings per share for all other periods include the potentially dilutive effect of stock options.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          YOU SHOULD READ THE FOLLOWING DISCUSSION AND ANALYSIS OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS REPORT.

  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

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

          In June 2001, we acquired substantially all of the assets of the Sierra-KD Components division of Maxwell Technologies, Inc. (Greatbatch-Sierra), a developer and manufacturer of electromagnetic interference filters and capacitors primarily for implantable medical devices, for $49.0 million in cash and certain assumed liabilities. The acquisition was accounted for as a purchase. The excess of the acquisition cost over the fair value of the net assets acquired was recorded as goodwill.

          In July 2001, we completed a stock offering of 7.8 million shares of common stock, comprised of 5.8 million shares sold by existing shareholders and 2.0 million newly issued shares. The Company received $43.6 million in net proceeds to be used for general corporate purposes, including acquisitions and debt reduction.

          We derive revenues from the sale of medical and commercial products. Our medical revenues consist of sales of implantable power sources, capacitors and components. Our commercial revenues consist of sales of commercial power sources.

          Our implantable power source revenues are derived from sales of batteries for pacemakers, implantable cardioverter defibrillators (ICDs) and other implantable medical devices. We also record royalties as implantable power source revenues for licenses we have granted to others for the manufacture of batteries using designs and processes patented by us. Our capacitor revenues are derived from sales of our wet tantalum capacitors, which we developed for use in ICDs. Our component revenues are derived from sales of feedthroughs, electrodes, electromagnetic interference (EMI) filters and other precision components principally used in pacemakers and ICDs. We also sell our components for use in other implantable medical devices. Our commercial power sources revenues are derived primarily from sales of batteries for use in oil and gas exploration. We also supply batteries to NASA for its space shuttle program and other similarly demanding commercial applications.

          A substantial part of our business is conducted with a limited number of customers. Our two largest customers accounted for approximately 66% of revenues in 2001. We have entered into long-term supply agreements with most of our large customers. For each of our products, we recognize revenue when the products are shipped and title passes. We do not give warranties to our customers for our products and to date, returns have been immaterial.

          Cost of goods sold includes materials, labor and other manufacturing costs associated with the products we sell. Selling, general, and administrative expenses include salaries, facility costs, professional service fees, and patent- related and other legal expenses. Research, development, and engineering costs include expenses associated with the design, development, testing, deployment and enhancement of our products. We record cost reimbursements received for research, development and engineering conducted on behalf of customers as an offset to research, development and engineering expenses.

          Our fiscal year ends on the closest Friday to December 31. Accordingly, our fiscal year will periodically contain more or less than 365 days. For example, fiscal 1999 ended on December 31, 1999, fiscal 2000 ended December 29, 2000 and fiscal 2001 ended on December 28, 2001. Our fiscal quarters are three-month periods that end on the Friday closest to the end of the applicable calendar quarter.

          The commentary that follows should be read in conjunction with our consolidated financial statements and related notes.

  FISCAL 2001 COMPARED WITH FISCAL 2000

          REVENUES

          Total revenues for 2001 were $135.6 million, a $37.8 million, or 39%, increase from $97.8 million for 2000.

          Medical. Total medical revenues for 2001 were $107.7 million, a $23.9 million, or 28%, increase from $83.8 million for 2000. Implantable power source revenues for 2001 were $46.9 million, a $5.6 million, or 13%, increase from $41.3 million for 2000. This increase was primarily due to higher demand for our ICD batteries from our customers, both foreign and domestic. This increase was partially offset due to the expiration of implantable power source patents in 2001 on which we had been receiving royalty fees. Capacitor revenues for 2001 were $20.3 million, a $7.7 million or 61% increase from $12.6 million for 2000. This increase was primarily due to market acceptance and demand for the ICDs using our capacitor, which was first introduced in the fourth quarter of 1999. Medical component revenues for 2001 were $40.5 million, a $10.6 million, or 36%, increase from $29.9 million for 2000. This increase was primarily due to the acquisition of Greatbatch-Sierra in June 2001, whose primary product line of EMI filters for implantable devices complements our other component lines well.

          Commercial. Commercial power sources revenues increased 99% to $27.9 million compared to $14.0 million for 2000. The higher revenues were primarily related to the inclusion of revenues for a full year from our Battery Engineering, Inc. (BEI) acquisition that was completed in August 2000. This acquisition, combined with our pre-existing commercial business, allowed us to participate strongly in the increased demand for products used in oil and gas exploration activity, which was up sharply in 2001.

          GROSS PROFIT

          Gross profit for 2001 was $60.9 million, an $18.5 million, or 44%, increase from $42.3 million for 2000. As a percentage of total revenues, gross profit for 2001 improved to 45% from 43% for 2000. This increase was primarily due to increased efficiencies and cost leveraging based on the higher production volumes in 2001 over 2000. In addition, the absence in 2001 of significant start-up costs that accompanied the ramp-up of capacitors to production volumes in 2000 further aided the comparison.

          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

          Selling, general and administrative expenses for 2001 were $18.2 million, a $6.7 million, or 58%, increase from $11.5 million in 2000. The increase in selling, general and administrative expenses was due to the inclusion of such expenses from Greatbatch-Sierra since its acquisition in June 2001, a full year of expenses from BEI in 2001 versus only five months in 2000, a full year of "public company" expenses (annual stock listing and registrar fees, investor relation expenses, etc), and increased training costs in support of our adoption of a Six Sigma quality initiative. As a percentage of total revenues, selling, general and administrative expenses were 13% and 12% in 2001 and 2000, respectively.

          RESEARCH, DEVELOPMENT AND ENGINEERING EXPENSES

          Research, development and engineering costs for 2001 were $12.6 million, a $2.6 million, or 26%, increase from $9.9 million in 2000. Payments received from customers for the development of proprietary products are recorded as an offset to research, development and engineering costs. Such payments totaled $2.5 million and $3.2 million in 2001 and 2000, respectively. The increase in net costs reflects our acquisitions of Greatbatch-Sierra and BEI as discussed above, as well as our ongoing commitment to invest in the development of new products and enhancing the performance of our existing products. As a percentage of total revenues, research, development and engineering costs (before development payments received from customers) were 11% in 2001, as compared to 13% in 2000. This decrease was primarily due to the rapid growth in capacitor and commercial revenues in 2001, and not to any decrease in our research and development initiatives.

          OTHER OPERATING EXPENSES

          Intangible amortization was $7.7 million for 2001, an increase of $1.2 million, or 18% from $6.5 million in 2000. This increase primarily reflects the amortization of intangible assets that were recorded as part of our acquisition of Greatbatch-Sierra.

          Net interest expense for 2001 was $3.6 million, a decrease of $9.4 million, or 72%, from $13.0 million for 2000. Gross interest expense in 2001 was $4.0 million, a decrease of $9.2 million, or 70%, from $13.2 million in 2000. Proceeds from our fall 2000 initial public offering were used to prepay $84.0 million of our senior debt in October 2000. The remaining debt was refinanced during the first quarter of 2001 at more favorable terms. An additional $47.0 million was borrowed in June 2001 to finance our acquisition of Greatbatch-Sierra. Net interest expense included interest income of $0.4 million in 2001, an increase of $0.1 million, or 33% from interest income of $0.3 million in 2000. This increase reflected incremental income earned on the investment of proceeds from our secondary stock offering in July 2001.

          Other expense of $0.3 million in 2001 compares with other income of $0.2 million in 2000. Losses on disposition of assets and additions to our allowance for doubtful accounts comprise the majority of the balance in 2001. These recurring items were offset in 2000, when we sold, for a gain, interest rate cap agreements which were no longer needed due to the prepayment of our senior debt.

          PROVISION FOR INCOME TAXES

          Our effective tax rate decreased slightly to 37.4% for 2001 from 37.5% for 2000. Our rate includes the effect of all state taxes and available credits.

          EXTRAORDINARY CHARGE

          As discussed above, the senior debt and subordinated debt that remained outstanding at year end 2000 was refinanced in the first quarter 2001. This transaction resulted in an extraordinary charge, net of tax, of $3.0 million. The charge related to the call premium and write-off of fees and other expenses incurred to establish the original debt financing. The extraordinary charge, net of tax, recorded in 2000 as a result of that year's prepayment of debt with proceeds from our initial public offering totaled $1.6 million.

          NET INCOME

          Our net income for 2001 amounted to $8.6 million, up from a net loss of $(0.5) million in 2000. This improvement was primarily due to the decrease in interest expense and the increase in gross profit. The net earnings per share was $0.43 for 2001, assuming dilution, as compared with a loss per share of $(0.04) for 2000.

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

          GROSS PROFIT

          Gross profit for 2000 was $42.3 million, a $4.2 million, or 11%, increase from $38.2 million for 1999. As a percentage of total revenues, gross profit for 2000 declined to 43% from 48% for 1999. This decrease was primarily due to a lower percentage of total revenues from established product lines such as implantable power sources, with no accompanying start-up costs, versus a higher percentage of total revenues from newer products, with accompanying high start-up costs, such as capacitors. In addition, sales of lower margin products, such as medical components and commercial power sources, have increased at a faster rate than have sales of historically higher margin implantable power sources.

          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

          Selling, general and administrative expenses for 2000 were $11.5 million, a $1.6 million, or 16%, increase from $9.9 million in 1999. The increase in selling, general and administrative expenses is primarily due to the inclusion of such expenses from BEI since its acquisition in August 2000, wage increases in 2000 as compared to wage decreases in 1999 and the accrual of incentive compensation in 2000 whereas there were no such accruals in 1999. As a percentage of total revenues, selling, general and administrative expenses were 12% and 13% in 2000 and 1999, respectively. The increase in total revenues mitigated the increase in selling, general and administrative expenses as a percentage of revenues.

          RESEARCH, DEVELOPMENT AND ENGINEERING EXPENSES

          Research, development and engineering expenses for 2000 were $9.9 million, a $0.6 million, or 6%, increase from $9.3 million for 1999. Payments received from customers for the development of proprietary battery models are recorded as an offset to research, development and engineering expenses. Such payments totaled $3.2 million and $2.5 million in 2000 and 1999, respectively. As a percentage of total revenues, research, development and engineering expenses before such payments for 2000 declined to 13% from 15% for 1999. This decrease was primarily due to the rapid growth in capacitor sales and the growth in revenues of products that historically have not required significant research, development and engineering expenses, such as medical components and commercial power sources.

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

          PROVISION FOR INCOME TAXES

          Our effective tax rate increased to 37.5% for 2000 from 26.1% for 1999. This increase was primarily due to the decrease in state tax credits available to us for 2000 as compared with 1999.

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

          NET LOSS

          Our net loss for 2000 narrowed to $(0.5) million from a net loss of $(2.3) million in 1999. The reduction in net loss was primarily due to an increase in gross profit. The net loss per share was $(0.04) for 2000, assuming dilution, and $(0.18) for 1999.

  LIQUIDITY AND CAPITAL RESOURCES

          The refinancing of our then remaining senior and subordinated debt in 2001 at more favorable terms and the receipt of $43.6 million in net proceeds from our secondary offering of stock in July 2001 have furthered strengthened our financial position. Total assets at December 28, 2001 grew to $283.5 million, reflecting the common stock proceeds and our acquisition of the net assets of Greatbatch-Sierra.

          LIQUIDITY

          As of December 28, 2001, we had $43.3 million in cash and cash equivalents. This amount primarily reflected the proceeds from our secondary offering of common stock in July 2001, and remains available for general corporate purposes, which may include debt reduction or acquisitions. Cashflow from operations was adequate to cover all required debt servicing, capital expenditures and normal operational costs. In addition, we have a $20.0 million line of credit facility, all of which was available at year-end.

          Cash provided by operating activities in 2001 was $21.5 million compared to $18.2 million and $9.0 million in 2000 and 1999, respectively. The increase in cash provided by operating activities in 2001 when compared to both prior years was primarily due to an increase in operating income, which largely reflected improved gross profit and decreased interest expense. This improvement was somewhat tempered by increases in accounts receivable and inventories, driven by an increased volume of business.

          Cash provided by operating activities improved in 2000 from 1999 levels primarily due to an increase in operating income, the receipt of refunds from state tax credits and previously-paid income taxes and a reduction in net operating assets.

          Cash used in investing activities was $59.4 million, $3.4 million and $8.8 million for 2001, 2000 and 1999, respectively. Our acquisition of Greatbatch-Sierra was the most significant item in 2001, accounting for $46.9 million of the $59.4 million. Capital expenditures were $9.7 million, $4.5 million and $8.5 million for 2001, 2000 and 1999, respectively.

          Cash provided by financing activities was $81.2 million in 2001, compared with cash used in financing activities of $18.6 million and $0.4 million in 2000 and 1999, respectively. In January 2001, we consummated a $40.0 million term loan to pay off the remaining senior and subordinated debt outstanding at that time, including a call premium. An additional $47.0 million was borrowed in June 2001 to finance the acquisition of Greatbatch-Sierra. In July 2001, we received $43.6 million in net proceeds from an offering of our common stock. In 2000, we used the proceeds from our initial public offering and cash generated by operating activities to prepay or make regularly scheduled payments of $94.8 million on our senior debt, including our revolving line of credit. We redeemed $5.0 million of our 13% subordinated notes and purchased $2.0 million of common stock from the holder of the redeemed notes. In 2000, we also sold $3.0 million of our stock to the previous owner of BEI and used these proceeds to pay off the $2.7 million in debt we assumed in the BEI acquisition. Cash used in financing activities in 1999 was primarily the result of ongoing operational debt and equity transactions, and an earnout payment related to our acquisition of Greatbatch-Hittman.

          We believe that cash generated from operations, combined with our available cash and cash equivalents, will be sufficient to meet our working capital needs and planned capital expenditures for the near term. Capital expenditures for 2002 are expected to increase from historical levels, as we invest in increased production capacity and product development opportunities. These investments include completion of an expansion to our research and development facilities, which began in 2001. Should other suitable investment opportunities arise during fiscal 2002, including acquisitions, we believe that our earnings, cash flows and balance sheet will permit us to obtain additional debt or equity capital, if necessary. There can be no assurance, however, that additional financing will be available to us or, if available, that it can be obtained on a timely basis or on terms acceptable to us.

          CAPITAL STRUCTURE

          Our capital structure consists of interest-bearing debt and equity. Interest-bearing debt as a percentage of our total capitalization increased to 28% at December 28, 2001 compared with 20% at December 29, 2000, primarily due to the additional debt incurred to finance the acquisition of Greatbatch-Sierra. The December 28, 2001 percentage of debt net of cash as a percentage of total capitalization was 12%. Our long-term debt at December 28, 2001 consisted of a term loan. There was also a $20.0 million revolving line of credit available, none of which was outstanding at year-end.

          In January 2001, we consummated a $60.0 million credit facility that consisted of a $40.0 million term loan and a $20.0 million revolving line of credit. Both the term loan and the revolving line of credit had a term of five years and would have matured on January 1, 2006. We used the proceeds from this term loan to pay off the remaining senior debt and the senior subordinated notes that were outstanding as of December 29, 2000, plus accrued interest and a call premium. At that date, there was $18.3 million net amount outstanding under our 13% senior subordinated notes, $6.2 million outstanding under our Term A loan facility and $9.0 million outstanding under our Term B loan facility. There were no amounts outstanding under our revolving line of credit. At December 29, 2000, the weighted average interest rate for our Term A loans was 10.3% and the weighted averaged interest rate for our Term B loans was 10.5%.

          In June 2001, in conjunction with the acquisition of Greatbatch-Sierra, we amended our credit facility with a consortium of banks by increasing the total size of the facility to $100.0 million. The amended facility consisted of an $80.0 million term loan and a $20.0 million revolving line of credit. Both the term loan and the revolving line of credit have a term of five years, maturing in July 2006. This credit agreement is secured by our accounts receivable and inventories and requires us to comply with various quarterly financial covenants related to earnings before interest, taxes, depreciation and amortization, or EBITDA, as it is defined in the credit agreement, and ratios of leverage, interest and fixed charges as they relate to EBITDA. Both the term loan and the revolving line of credit bear interest at a rate that varies with our level of leverage. At December 28, 2001 leverage levels, the applicable interest rates for both the term loan and revolving line of credit were prime less 0.75%, or the London Interbank Offered Rate, or LIBOR, plus 1.25%, at our option. At March 1, 2002, the weighted average interest rate for the term loan was 4.1%, and there were no amounts outstanding under the revolving line of credit.

  INFLATION

          We do not believe that inflation has had a significant effect on our operations.

  NEW ACCOUNTING PRONOUNCEMENTS

          In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB No. 16, "Business Combinations." Effective July 1, 2001, all business combinations in the scope of this new Statement are to be accounted for using one method, the purchase method. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB No. 17, "Intangible Assets." It changes the accounting for goodwill and other intangible assets with an indefinite life from an amortization method to an impairment-only approach. We adopted SFAS No. 142 effective December 29, 2001, which was the first day of fiscal 2002, and will cease the amortization of goodwill and any other intangible assets with an indefinite life which were recorded in past business combinations. Total amortization expense of all intangible assets was $7.7 million ($0.39 before tax, per diluted share) for the year ended December 28, 2001 and $6.5 million ($0.45 before tax, per diluted share) for the year ended December 29, 2000. Of these amounts, $3.5 million and $3.0 million in 2001 and 2000, respectively, represented amortization of goodwill and other intangible assets with indefinite lives that would not have been amortized if SFAS No. 142 had been in effect for those years. SFAS No. 142 also requires the Company, in the year of adoption and for each year thereafter, to analyze all intangible assets for possible impairment, and to write such assets down to fair market value. The Company continues to evaluate the impact of SFAS No. 142 on its financial position and results of operations; however, based on the transitional goodwill impairment test, no impairment of goodwill and other intangible assets is anticipated.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Under the credit facility consummated in June 2001, both the term loan and any borrowings under the line of credit bear interest at fluctuating market rates. An analysis of the impact on the company's interest rate sensitive financial instruments of a hypothetical 10% change in short-term interest rates shows an impact on expected 2002 earnings of less than $0.3 million of higher or lower earnings, depending on whether short-term rates rise or fall by the 10%. The discussion and the estimated amounts referred to above include forward-looking statements of market risk, which involve certain assumptions as to market interest rates. Actual future market conditions may differ materially from such assumptions. Accordingly, the forward-looking statements should not be considered projections of future events by our company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The following consolidated financial statements of our company and report of independent auditors thereon are set forth below.

  Independent Auditors' Report

  Consolidated Balance Sheets as of December 28, 2001 and December 29, 2000

  Consolidated Statements of Operations for the years ended December 28, 2001, December 29, 2000 and December 31, 1999.

  Consolidated Statements of Stockholders' Equity for the years ended December 28, 2001, December 29, 2000 and December 31, 1999.

  Consolidated Statements of Cash Flows for the years ended December 28, 2001, December 29, 2000 and December 31, 1999.

  Notes to Consolidated Financial Statements.

  INDEPENDENT AUDITORS' REPORT

  Board of Directors and Stockholders
  Wilson Greatbatch Technologies, Inc.
  Clarence, New York

  We have audited the accompanying consolidated balance sheets of Wilson Greatbatch Technologies, Inc. and subsidiary (the "Company") as of December 28, 2001 and December 29, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 28, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Wilson Greatbatch Technologies, Inc. and subsidiary as of December 28, 2001 and December 29, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

  As discussed in Note 2 to the consolidated financial statements, in 1999, the Company changed its method of accounting for costs of start-up activities.

  /s/ Deloitte & Touche LLP

  Buffalo, New York
  January 25, 2002

WILSON GREATBATCH TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
DECEMBER 28, 2001 AND DECEMBER 29, 2000
(IN THOUSANDS)

	December 28,	December 29,
ASSETS	2001	2000

CURRENT ASSETS:
Cash and cash equivalents	$ 43,272	$ 16
Accounts receivable, net of allowance
for doubtful accounts of $447 at December 28, 2001
and $319 at December 29, 2000	17,373	12,977
Inventories	29,026	13,643
Prepaid expenses and other assets	2,316	1,442
Deferred tax asset	2,888	1,863
Total current assets	94,875	29,941

PROPERTY, PLANT AND EQUIPMENT, NET	44,149	36,625
INTANGIBLE ASSETS, NET	137,135	104,395
DEFERRED TAX ASSET	5,417	8,800
OTHER ASSETS	1,944	1,886

TOTAL ASSETS	$ 283,520	$ 181,647

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$ 6,553	$ 2,365
Accrued liabilities	13,721	9,480
Current maturities of long-term obligations	13,005	3,017
Total current liabilities	33,279	14,862

LONG-TERM OBLIGATIONS	61,397	30,951

Total liabilities	94,676	45,813

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS' EQUITY:
Common stock	21	19
Capital in excess of par value	200,880	157,526
Retained deficit	(8,935)	(17,532)
Subtotal	191,966	140,013
Less treasury stock, at cost	(3,122)	(4,179)

Total stockholders' equity	188,844	135,834

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$ 283,520	$ 181,647

See notes to consolidated financial statements.

WILSON GREATBATCH TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 28, 2001, DECEMBER 29, 2000 AND DECEMBER 31, 1999
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	2001	2000	1999

REVENUES	$ 135,575	$ 97,790	$ 79,235

COST OF GOODS SOLD	74,716	55,446	41,057
GROSS PROFIT	60,859	42,344	38,178

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	18,174	11,473	9,880

RESEARCH, DEVELOPMENT AND ENGINEERING COSTS, NET	12,575	9,941	9,339

INTANGIBLE AMORTIZATION	7,726	6,530	6,510

	22,384	14,400	12,449

INTEREST EXPENSE, NET	3,588	12,958	13,420

OTHER EXPENSE (INCOME)	266	(189)	1,343

INCOME (LOSS) BEFORE INCOME TAXES, EXTRAORDINARY
LOSS AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	18,530	1,631	(2,314)

INCOME TAX EXPENSE (BENEFIT)	6,939	611	(605)

INCOME (LOSS) BEFORE EXTRAORDINARY LOSS AND
CUMULATIVE EFFECT OF ACCOUNTING CHANGE	11,591	1,020	(1,709)

EXTRAORDINARY LOSS ON RETIREMENT OF DEBT,
NET OF TAX	(2,994)	(1,568)	-

CUMULATIVE EFFECT OF ACCOUNTING
CHANGE, NET OF TAX	-	-	(563)

NET INCOME (LOSS)	$ 8,597	$ (548)	$ (2,272)

BASIC EARNINGS (LOSS) PER SHARE:
Income (loss) from continuing operations	$ 0.59	$ 0.07	$ (0.14)
Extraordinary loss on retirement of debt	(0.15)	(0.11)	-
Cumulative effect of accounting change	-	-	(0.04)
Net earnings (loss)	$ 0.44	$ (0.04)	$ (0.18)

DILUTED EARNINGS (LOSS) PER SHARE:
Income (loss) from continuing operations	$ 0.58	$ 0.07	$ (0.14)
Extraordinary loss on retirement of debt	(0.15)	(0.11)	-
Cumulative effect of accounting change	-	-	(0.04)
Net earnings (loss)	$ 0.43	$ (0.04)	$ (0.18)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	19,563	14,167	12,491
Diluted	19,945	14,434	12,491

See notes to consolidated financial statements.

WILSON GREATBATCH TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 28, 2001, DECEMBER 29, 2000 AND DECEMBER 31, 1999
(IN THOUSANDS EXCEPT SHARES)

					Capital				Subscribed
			Subscribed		In Excess	Retained	Treasury		Common
	Common Stock		Common Stock		of Par	Earnings	Stock		Stock
	Shares	Amount	Shares	Amount	Value	(Deficit)	Shares	Amount	Receivable

BALANCE, JANUARY 2, 1999	12,061,453	$ 12	336,800	$ 1,684	$ 60,295	$ (14,712)	-	$ -	$ 1,684

Common stock issued	66,537	-	-	-	998	-	-	-	-
Common stock acquired for treasury	-	-	-	-	-	-	7,285	109	-
Shares contributed to Employee
Stock Ownership Plan	139,470	-	-	-	2,092	-	-	-	-
Exercise of stock options	20,668	-	-	-	103	-	-	-	-
Net loss	-	-	-	-	-	(2,272)	-	-	-

BALANCE, DECEMBER 31, 1999	12,288,128	12	336,800	1,684	63,488	(16,984)	7,285	109	1,684

Common stock issued	5,950,000	6	-	-	86,401	-	-	-	-
Common stock acquired for treasury	-	-	-	-	-	-	265,746	4,250	-
Shares contributed to Employee
Stock Ownership Plan	57,038	-	-	-	856	-	(11,970)	(180)	-
Shares issued to acquire Battery Engineering, Inc.	339,856	1	-	-	5,097	-	-	-	-
Purchase and cancel fractional shares	(70)	-	-	-	(1)	-	-	-	-
Settlement of common stock subscriptions	336,800	-	(336,800)	(1,684)	1,684	-	-	-	(1,684)
Exercise of stock options	47	-	-	-	1	-	-	-	-
Net loss	-	-	-	-	-	(548)	-	-	-

BALANCE, DECEMBER 29, 2000	18,971,799	19	-	-	157,526	(17,532)	261,061	4,179	-

Common stock issued	2,000,000	2	-	-	42,427	-	-	-	-
Shares contributed to Employee
Stock Ownership Plan	-	-	-	-	845	-	(66,059)	(1,057)	-
Purchase and cancel fractional shares	(84)	-	-	-	(2)	-	-	-	-
Exercise of stock options	11,340	-	-	-	84	-	-	-	-
Net income	-	-	-	-	-	8,597	-	-	-

BALANCE, DECEMBER 28, 2001	20,983,055	$ 21	-	$ -	$ 200,880	$ (8,935)	195,002	$ 3,122	$ -

WILSON GREATBATCH TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 28, 2001, DECEMBER 29, 2000 AND DECEMBER 31, 1999
(IN THOUSANDS)

	2001	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 8,597	$ (548)	$ (2,272)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities, net of acquisitions:
Depreciation and amortization	13,929	12,102	11,363
Extraordinary loss on retirement of debt	3,019	2,407	-
Amortization of deferred financing costs	312	907	972
Deferred income taxes	2,358	(369)	1,309
Loss on disposal of assets	132	68	146
Valuation loss on investment held at cost	-	-	859
Cumulative effect of accounting change	-	-	939
Changes in operating assets and liabilities:
Accounts receivable	(4,396)	(1,018)	947
Inventories	(10,030)	914	(292)
Prepaid expenses and other assets	(928)	2,144	(663)
Accounts payable	3,025	(128)	251
Accrued liabilities	4,760	1,536	(2,741)
Income taxes	677	145	(1,826)

Net cash provided by operating activities	21,455	18,160	8,992

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(9,715)	(4,528)	(8,452)
Proceeds from sale of property, plant and equipment	5	4	5
Increase in intangible assets	(2,809)	(417)	(570)
Decrease in other long-term assets	-	-	170
Net cash effect of acquisitions	(46,913)	1,583	-

Net cash used in investing activities	(59,432)	(3,358)	(8,847)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings (repayments) under line of credit, net	-	(4,300)	4,300
Proceeds from long-term debt	87,000	-	-
Scheduled payments of long-term debt	(6,013)	(4,456)	-
Prepayments of long-term debt	(42,265)	(93,735)	(2,950)
Acquisition earnout payment	-	-	(2,764)
Purchase of treasury stock	-	(2,565)	(109)
Expenses related to public offering of stock	(1,156)	(2,153)	-
Issuance of common stock	43,667	88,560	1,101

Net cash provided by (used in) financing activities	81,233	(18,649)	(422)

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	43,256	(3,847)	(277)

CASH AND CASH EQUIVALENTS,
BEGINNING OF YEAR	16	3,863	4,140

CASH AND CASH EQUIVALENTS, END OF YEAR	$ 43,272	$ 16	$ 3,863

See notes to consolidated financial statements.

  WILSON GREATBATCH TECHNOLOGIES, INC. AND SUBSIDIARY

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  YEARS ENDED DECEMBER 28, 2001, DECEMBER 29, 2000 AND DECEMBER 28, 1999

  1.       DESCRIPTION OF BUSINESS

  The Entity - The consolidated financial statements include the accounts of Wilson Greatbatch Technologies, Inc., a holding company, and its wholly-owned subsidiary Wilson Greatbatch Ltd. (collectively, the "Company"). The Company is comprised of its operating companies, Wilson Greatbatch Ltd. and its wholly-owned subsidiaries, Greatbatch-Hittman, Inc. ("Hittman"), Greatbatch-Sierra, Inc. ("Sierra") and Battery Engineering, Inc. ("BEI"). All significant intercompany balances and transactions have been eliminated.

  Nature of Operations - The Company operates in two reportable segments-medical and commercial power sources. The medical segment designs and manufactures power sources, capacitors and components used in implantable medical devices. The commercial power sources segment designs and manufactures non-medical power sources for use in aerospace, oil and gas exploration and oceanographic equipment.

  2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Cash and Cash Equivalents - Cash and cash equivalents consist of cash and highly liquid, short-term investments with maturities at the time of purchase of three months or less. The cash balance at December 28, 2001 primarily reflects the proceeds from the Company's secondary public offering (see Note 12).

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

  Intangible Assets - Intangible assets include goodwill and other identifiable intangible assets, which were derived in connection with the Company's acquisitions. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. Goodwill has been amortized on a straight-line basis over 20 to 40 years. Other identifiable intangible assets are being amortized on a straight-line basis over their estimated useful lives as follows: trademark and names, 40 years; patented technology, 12 years; assembled workforce, 10-12 years; and other intangibles, 3-10 years. Deferred financing costs are amortized using the effective yield method over the life of the underlying debt. The Company continually reviews these intangible assets for potential impairment by assessing significant decreases in the market value, a significant change in the extent or manner in which an asset is used or a significant adverse change in the business climate. The Company measures expected future cash flows and compares them to the carrying amount of the asset to determine whether any impairment loss is to be recognized.

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

  Concentration of Credit Risk - Financial instruments which potentially subject the Company to concentration of credit risk consist principally of trade receivables. A significant portion of the Company's sales are to customers in the medical industry, and, as such, the Company is directly affected by the condition of that industry. However, the credit risk associated with trade receivables is minimal due to the Company's stable customer base and ongoing control procedures, which monitor the creditworthiness of customers. The Company maintains cash deposits with major banks, which from time to time may exceed federally insured limits. The Company periodically assesses the financial condition of the institutions and believes that the risk of any loss is minimal.

  Derivative Financial Instruments - The Company has only limited involvement with derivative financial instruments and does not enter into financial instruments for trading purposes. Interest rate cap agreements have been used to reduce the potential impact of increases in interest rates on floating-rate long-term debt. Premiums paid for purchased interest rate cap agreements are amortized over the terms of the caps and recognized as interest expense. Unamortized premiums are included in other assets in the consolidated balance sheets. Amounts receivable under interest rate cap agreements are accrued as a reduction of interest expense. At December 28, 2001, and December 29, 2000, the Company was not party to any interest rate cap agreements.

  Stock Option Plan - The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). As permitted in that Standard, the Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board No. 25, Accounting for Stock Issued to Employees, and related interpretations. Prior to its Initial Public Offering in September 2000, there was no readily available market for the Company's stock. In the absence of a "regular, active public market," the Board of Directors had determined the fair market value of the common stock via independent valuations.

  Income Taxes - The Company provides for income taxes using the liability method whereby deferred tax liabilities and assets are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using the anticipated tax rate when taxes are expected to be paid or reversed.

  Financial Statement Year End - The Company's year end is the closest Friday to December 31. Fiscal 2001, 2000 and 1999 included 52 weeks.

  Revenue Recognition - Revenues are recognized when the products are shipped and title passes to customers.

  Research, Development and Engineering Costs - Research, development and engineering costs are expensed as incurred. The Company recognizes cost reimbursements from customers for whom the Company designs products upon achieving milestones related to designing batteries and capacitors for their products. The cost reimbursements charged to customers represent actual costs incurred by the Company in the design and testing of prototypes built to customer specifications. This cost reimbursement includes no mark-up and is recorded as an offset to research, development and engineering costs.

  Net research, development and engineering costs for 2001, 2000 and 1999 are as follows (dollars in thousands):

	2001	2000	1999

Research, development and engineering costs	$ 15,051	$ 13,101	$ 11,885
Less cost reimbursements	(2,476)	(3,160)	(2,546)

Research, development and engineering costs, net	$ 12,575	$ 9,941	$ 9,339

  Interest Expense, Net - Interest expense includes interest income of $423,000, $254,000 and $242,000 for 2001, 2000 and 1999, respectively.

  Earnings (Loss) Per Share - Basic earnings per share is calculated by dividing net income (loss) by the average number of shares outstanding during the period. Diluted earnings per share is calculated by adjusting for common stock equivalents, which consist of stock options. There were approximately 0.2 million stock options that were not included in the computation of diluted earnings per share for 1999 because to do so would have been antidilutive. Diluted earnings per share for 2001 and 2000 include the potentially dilutive effect of stock options. All shares held in the Employee Stock Ownership Plan ("ESOP") are considered outstanding for both basic and diluted earnings (loss) per share calculations.

  Comprehensive Income - Comprehensive income includes all changes in stockholders' equity during a period except those resulting from investments by owners and distribution to owners. For all periods presented, the Company's only component of comprehensive income is its net income (loss) for those periods.

  Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Accounting Change - In 1999, the Company adopted Statement of Position 98-5, Reporting the Costs of Start-Up Activities. This statement required that start-up costs, including organization costs, capitalized by the Company prior to January 2, 1999, be written off and any future start-up costs be expensed as incurred. The total amount of deferred start-up costs reported as a cumulative effect of change in accounting principle was $939,000, net of tax benefits of $376,000.

  Supplemental Cash Flow Information:
	2001	2000	1999
	(In Thousands)

Cash paid during the year for:
Interest	$ 3,717	$ 12,833	$ 13,790
Income taxes	2,214	122	186

Noncash investing and financing activities:
Common stock issued for acquisition	$ -	$ 5,098	$ -
Common stock contributed to ESOP	1,902	1,036	2,092
Settlement of subscribed common stock receivable	-	1,684	-

  Recent Accounting Pronouncements - In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS No. 141), and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). The FASB also issued Statement of Financial Accounting Standards No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets (SFAS No. 143), and Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), in August and October 2001, respectively.

  SFAS No. 141 requires the purchase method of accounting for business combination initiated after June 30, 2001 and eliminates the pooling-of-interest method. The Company adopted SFAS No. 141 on July 1, 2001. Under provisions of SFAS No. 141, the Company will be required to reclassify its assembled workforce and trademark and names to goodwill effective December 29, 2001, the beginning of fiscal year 2002.

  Effective December 29, 2001, the beginning of fiscal year 2002, the Company adopted SFAS No. 142. Under the new rules, the Company is no longer required to amortize goodwill and other intangible assets with indefinite lives, but will be subject to periodic testing for impairment. As a result, amortization related to goodwill, assembled workforce and trademark and names ceases as of December 28, 2001. Amortization expense in 2001 attributable to goodwill, assembled workforce and trademark and names was approximately $2.1 million, $0.6 million and $0.8 million, respectively. At December 28, 2001, goodwill, assembled workforce and trademark and names approximated $76.9 million, $4.6 million and $28.9 million, respectively. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs to be included in results from operations may be necessary. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption and any goodwill impairment loss will be recognized as a cumulative effect of a change in accounting principle. The Company continues to evaluate the impact of SFAS No. 142 on its consolidated financial statements; however, based on the transitional goodwill impairment test, no impairment of goodwill and other intangible assets is anticipated.

  SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The Company expects that the provisions of SFAS No. 143 will not have a material impact on its consolidated financial statements upon adoption. The Company plans to adopt SFAS No. 143 effective December 30, 2002, the beginning of fiscal year 2003.

  SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 superseded Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS No. 121), and APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS No. 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. Effective December 29, 2001, the beginning of fiscal year 2002, the Company adopted SFAS No. 144 and does not expect that the adoption will have a material impact on its consolidated financial statements.

  3.       ACQUISITIONS

  On June 18, 2001, the Company completed the acquisition of substantially all of the assets of the Sierra-KD Components division of Maxwell Technologies, Inc. ("Sierra"), a developer and manufacturer of electromagnetic interference filters and capacitors for implantable medical devices for $49.0 million in cash and certain assumed liabilities.

  The acquisition was recorded under the purchase method of accounting and accordingly, the results of the operations of Sierra have been included in the consolidated financial statements from the date of acquisition. The assets acquired and liabilities assumed were recorded at fair values. The excess of the purchase price over the fair value of net assets acquired was recorded as goodwill. Liabilities assumed in this acquisition were $2.1 million. The excess of the purchase price over fair value of the net assets acquired was approximately $39.5 million, of which $15.7 million was allocated to identifiable intangible assets and $23.8 million was allocated to goodwill. Direct costs of $0.3 million related to the acquisition were also allocated to goodwill.

  Unaudited, pro forma consolidated revenues, income (loss) before extraordinary loss, net income, and diluted earnings (loss) per share, assuming the acquisition of Sierra had taken place at the beginning of fiscal year 2000 were $142.3 million, $11.1 million, $8.1 million and $0.41 per share for fiscal year 2001, and $108.4 million, ($3.0) million, ($4.5) million and ($0.31) per share for fiscal 2000, respectively. Such pro forma results are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisition had been effective at the beginning of fiscal year 2000.

  On August 4, 2000, the Company acquired all of the capital stock of BEI, a small specialty battery manufacturer, in exchange for 339,856 shares ($5,098,000) of Company common stock and the assumption of approximately $2.7 million of indebtedness.

  The acquisition was recorded under the purchase method of accounting and accordingly, the results of the operations of BEI have been included in the consolidated financial statements from the date of acquisition. The purchase price has been allocated to assets acquired and liabilities assumed based on the fair value at the date of acquisition. Liabilities assumed in this acquisition were $3.9 million. The excess of the acquisition cost over fair value of the net assets acquired was approximately $0.8 million, which was allocated to goodwill.

  4.       INVENTORIES

  Inventories consisted of the following (dollars in thousands):

	December 28,	December 29,
	2001	2000

Raw material	$ 13,894	$ 7,302
Work-in-process	9,955	4,941
Finished goods	5,177	1,400

Total	$ 29,026	$ 13,643

  5.      PROPERTY, PLANT AND EQUIPMENT, NET

           Property, plant and equipment consisted of the following:

	December 28,	December 29,
	2001	2000
	(dollars in thousands)

Land and land improvements	$ 3,749	$ 3,316
Buildings and building improvements	8,632	6,799
Leasehold improvements	3,742	2,837
Machinery and equipment	37,000	32,610
Furniture and fixtures	1,991	1,742
Computers and information technology	4,630	2,569
Other	4,041	678
	63,785	50,551
Less accumulated depreciation	(19,636)	(13,926)

Total	$ 44,149	$ 36,625

  Depreciation expense for 2001, 2000 and 1999 was approximately $5,917,000, $4,943,000, and $4,240,000, respectively.

  6.       INTANGIBLE ASSETS, NET

  Intangible assets consisted of the following (dollars in thousands):
	December 28, 2001	December 29, 2000

Goodwill, net of accumulated amortization of $5,942 and $3,803	$ 76,883	$ 54,948
Trademark and names, net of accumulated amortization of $3,235 and $2,426	28,923	27,234
Patented technology, net of accumulated amortization of $5,363 and $3,952	16,512	9,478
License agreement, net of accumulated amortization of $4,447 and $3,459	-	988
Assembled workforce, net of accumulated amortization of $2,737 and $2,103	4,643	5,277
Noncompete/employment agreement, net of accumulated amortization of $3,267 and $2,333	2,333	3,267
Unpatented proprietary technology, net of accumulated amortization of $2,417 and $1,611	5,526	1,589
Patent licenses, net of accumulated amortization of $572 and $313	391	367
Deferred financing costs, net of accumulated amortization of $312 and $4,405	1,924	1,247

Total	$ 137,135	$ 104,395

  7.     ACCRUED LIABILITIES

          Accrued liabilities consisted of the following (dollars in thousands):

	December 28,	December 29,
	2001	2000

Salaries and benefits	$ 5,165	$ 4,901
Profit sharing	4,010	2,456
Other	4,546	2,123

Total	$ 13,721	$ 9,480

  8.     LONG-TERM OBLIGATIONS

          Long-term obligations consisted of the following:

	December 28,	December 29,
	2001	2000
	(dollars in thousands)

Long-term Debt:
Term Loan, $80.0 million, due July 2006. Quarterly principal installments due of $3.0 million from January 2002 through
July 2002, $3.5 million from October 2002 through July 2003,
$4.0 million from October 2003 through July 2004, $4.5 million from October 2004 through July 2005, and $5.0 million from
October 2005 through July 2006. Interest payments are due monthly.	$ 74,000	$ -

Term A Facility, $50.0 million. This credit facility was
refinanced in its entirety on January 12, 2001. See below.	-	6,247

Term B Facility, $60.0 million. This credit facility was
refinanced in its entirety on January 12, 2001. See below.	-	9,018

Senior Subordinated Notes, $25.0 million. These notes
were refinanced in their entirety on January 12, 2001.
See below.	-	18,337
Total long-term debt	74,000	33,602

Other long-term obligations	402	366
Total long-term obligations	74,402	33,968
Less current maturities of long-term obligations	(13,005)	(3,017)

Long-term obligations	$ 61,397	$ 30,951

  On January 12, 2001, the Company consummated a new, $60.0 million credit facility, which consisted of a $40.0 million term loan and a $20.0 million revolving line of credit. In June 2001, in conjunction with the acquisition of Sierra, the Company amended this $60.0 million credit facility with a consortium of banks by increasing the total size of the facility to $100.0 million. The amended facility consists of an $80.0 million term loan and a $20.0 million revolving line of credit. Both the term loan and the revolving line of credit have a term of five years, maturing in July 2006. The new credit agreement is secured by the Company's accounts receivable and inventories and requires the Company to comply with various quarterly financial covenants related to net earnings or loss before interest expense, income taxes, depreciation and amortization ("EBITDA"), as it is defined in the credit agreement, and ratios of leverage, interest and fixed charges as they relate to EBITDA. Both the term loan and the revolving line of credit bear interest at a rate that varies with the Company's degree of leverage. At December 28, 2001 leverage levels, the applicable interest rates for both the term loan and revolving line of credit are prime less 0.75% or the London Interbank Offered Rate, or LIBOR, plus 1.25%, at the Company's option. At December 28, 2001 there was no amount outstanding under the revolving line of credit.

  The proceeds from the January 2001 term loan were used to pay off the remaining senior debt (Term A and Term B) and the senior subordinated notes that were outstanding as of December 29, 2000. As a result of this debt restructuring, there was an extraordinary loss of $3.0 million, net of taxes. The loss was associated with the restructuring of our long-term debt and the related write-off of deferred financing fees and loan discounts associated with the previous long-term debt. Also included in the loss was the payment of $1.7 million, before taxes, as a call premium to the holders of our senior subordinated notes. At that date, there was $18.3 million net amount outstanding under the Company's 13% senior subordinated notes, $6.2 million outstanding under the Term A loan facility and $9.0 million outstanding under the Term B loan facility.

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

  Maturities of long-term obligations subsequent to December 28, 2001 (dollars in thousands):

2002	$ 13,005
2003	15,000
2004	17,000
2005	19,000
2006	10,000
Thereafter	397

Total of long-term maturities	$ 74,402

  9.       INCENTIVE COMPENSATION AND EMPLOYEE BENEFIT PLANS

  Incentive Compensation Plans - The Company sponsors various incentive compensation programs, which provide for the payment of cash or stock options to key employees based upon achievement of specific earnings goals before incentive compensation expense.

  Employee Stock Ownership Plan - The Company sponsors a non-leveraged Employee Stock Ownership Plan ("ESOP'') and related trust as a long-term benefit for substantially all of its employees as defined in the plan documents. Under the terms of the ESOP plan documents, there are two components to ESOP contributions. The first component is a defined contribution pension plan whose annual contribution equals five percent of each employee's compensation. Contributions to the ESOP are in the form of Company stock. The second component is a discretionary profit sharing contribution as determined by the Board of Directors. This profit sharing contribution is to be contributed to the ESOP in the form of Company stock. The ESOP is subject to contribution limitations and vesting requirements as defined in the plan.

  Compensation cost under the two components of the ESOP recognized by the Company was approximately $3.0 million in 2001, $1.9 million in 2000 and $1.1 million in 1999. As of December 28, 2001, the Company had contributed 304,547 shares under the ESOP and approximately 83,000 committed-to-be released shares under the ESOP, which equals the number of shares to settle the liability based on the closing market price of the shares at December 31, 2001.

  Savings Plan - The Company sponsors a defined contribution 401(k) plan, which covers substantially all of its employees. The plan provides for the deferral of employee compensation under Section 401(k) and a Company match. Net pension costs related to this defined contribution pension plan were approximately $622,000, $468,000 and $429,000 in 2001, 2000 and 1999, respectively.

  Total costs to the Company for all of the above plans were approximately $5,470,000, $3,367,000 and $1,946,000 in 2001, 2000 and 1999, respectively.

  10.     STOCK OPTION PLANS

  The Company has stock option plans that provide for the issuance of nonqualified and incentive stock options to employees of the Company. The Company's 1997 Stock Option Plan ("1997 Plan'') authorizes the issuance of options to purchase up to 480,000 shares of common stock of the Company. The stock options generally vest over a five year period and may vary depending upon the achievement of earnings targets. The stock options expire 10 years from the date of the grant. Stock options are granted at exercise prices equal to the fair market value of the Company's common stock at the date of the grant.

  The Company's 1998 Stock Option Plan ("1998 Plan'') authorizes the issuance of nonqualified and incentive stock options to purchase up to 1,220,000 shares of common stock of the Company, subject to the terms of the plan. The stock options vest over a three to five year period and may vary depending upon the achievement of earnings targets. The stock options expire 10 years from the date of the grant. Stock options are granted at exercise prices equal to the fair value of the Company's common stock at the date of the grant.

  On November 16, 2001, the Company adopted and approved the Non-Employee Director Stock Incentive Plan (the "Director Plan"). The Director Plan authorizes the issuance of nonqualified stock options to purchase up to 100,000 shares of common stock of the Company from its treasury, subject to the terms of the plan. The stock options vest over a three-year period. The stock options expire 10 years from the date of grant. Stock options are granted at exercise prices equal to the fair value of the Company's common stock at the date of the grant.

  As of December 28, 2001, options for 1,093,668 shares were available for future grants under the plans. The weighted average remaining contractual life is seven years.

  The fair value of stock options granted subsequent to the Company's Initial Public Offering on September 29, 2000 was the closing stock price on the date of grant. The Compensation Committee of the Board of Directors had determined the fair value of the stock options granted prior to September 29, 2000. In the absence of a "regular, active public market,'' and based in part on independent valuations of the Company's stock as of December 31, 1999 and 1998 and consideration of comparable companies, the fair value of the common stock underlying stock options granted in 1999 was estimated to be $15.00 per share.

  A summary of the transactions under the 1997 Plan and 1998 Plan for 1999, 2000 and 2001 follows:

	Option Activity	Average Exercise Price

Balance at January 2, 1999	455,907	$ 5.00
Options granted	138,457	15.00
Options exercised	(20,668)	5.00
Options forfeited	(63,439)	5.75

Balance at December 31, 1999	510,257	7.60
Options granted	83,472	15.49
Options exercised	(47)	15.00
Options forfeited	(2,997)	15.00

Balance at December 29, 2000	590,685	8.70
Options granted	101,934	26.06
Options exercised	(11,340)	6.06
Options forfeited	(14,960)	9.58

Balance at December 28, 2001	666,319	11.38

Options exercisable at:
December 31, 1999	133,325	$7.05
December 29, 2000	245,759	$7.66
December 28, 2001	442,526	$8.38

  Of the options outstanding as of December 28, 2001, 358,218 options were at an exercise price of $5.00, 202,996 options were at a range of exercise prices of $15.00 to $16.00, 39,659 options were at a range of exercise prices of $20.00 to $26.00 and 65,446 options were at a range of exercise prices of $27.50 to $32.48. The exercise prices of outstanding options approximated their weighted average exercise prices.

  No compensation cost has been recognized in the consolidated financial statements because the option exercise price was equal to the estimated fair market value of the underlying stock on the date of grant. The weighted average grant date fair value of options granted was $16.02 in 2001, $9.06 for 2000 and $5.45 for 1999.

  The Company has determined the pro forma information as if the Company had accounted for stock options granted under the fair value method of SFAS No. 123. The binomial option pricing model was used with the following weighted average assumptions: risk free interest rates of 5.00%, 6.37% and 6.55% in 2001, 2000 and 1999, respectively; no dividend yield; expected common stock market price volatility factor of 55% in 2001, 48% in 2000, and effectively zero in 1999; and a weighted average expected life of the options of 7 years. As prescribed by SFAS No. 123, pro forma net income (loss), basic and diluted earnings (loss) per share would have been $7,880,000, $0.40, $0.40; $(1,365,000), $(0.10), $(0.10); and $(2,975,000), $(0.24), $(0.24) for 2001, 2000 and 1999, respectively. These pro forma calculations assume the common stock is freely tradable for all years presented and, as such, the impact is not necessarily indicative of the effects on reported net income of future years.

  11.     INCOME TAXES

  The components of income tax expense (benefit) attributable to continuing operations for 2001, 2000 and 1999, consisted of the following (dollars in thousands):

	2001	2000	1999
Federal:
Current	$ 3,839	$ -	$ (702)
Deferred	2,365	411	685
	6,204	411	(17)
State:
Current	742	41	(1,588)
Deferred	(7)	159	1,000
	735	200	(588)

Income tax expense (benefit)	$ 6,939	$ 611	$ (605)

  The net deferred tax asset includes the following (dollars in thousands):

	December 28,	December 29,
	2001	2000

Deferred tax asset - current	$ 2,888	$ 1,863
Deferred tax asset - non current	5,417	8,800

Net deferred tax asset	$ 8,305	$ 10,663

  The tax effect of major temporary differences that give rise to the Company's net deferred tax asset are as follows (dollars in thousands):

	December 28, 2001	December 29, 2000

Amortization of intangible assets	$ 4,501	$ 6,714
Allowance for obsolete inventory and Uniform Capitalization	1,546	683
Accrued liabilities and deferred compensation	1,661	1,335
Depreciation	(2,169)	(2,115)
Restructuring reserves	91	113
Tax credits	2,614	1,287
Net operating loss carryforwards	61	2,646

Net deferred tax asset	$ 8,305	$ 10,663

  In assessing the reliability of deferred tax assets, management considers, within each taxing jurisdiction, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the Initial Public Offering and simultaneous reduction of indebtedness and interest expense, as well as projections for future taxable income over the years in which the deferred assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences at December 28, 2001. Accordingly, no valuation allowance has been recorded.

  The deferred tax asset ascribed to the amortization of intangible assets of $4,501,000 at December 28, 2001 and $6,714,000 at December 29, 2000 is primarily attributable to the 1997 expensing of purchased in-process research, development and engineering costs.

  The provision for income taxes differs in each of the years from the federal statutory rate due to the following:
	2001	2000	1999

Statutory rate	35.0%	35.0%	35.0%
State taxes	2.9	(1.7)	(30.2)
Federal and state tax credits	-	-	20.4
Other	(0.5)	4.2	0.9

Effective tax rate	37.4%	37.5%	26.1%

  12.     CAPITAL STOCK

  The authorized capital stock of the Company consists of 100,000,000 shares of common stock, $.001 par value per share and 100,000,000 shares of preferred stock, $.001 par value per share. There are no preferred shares issued or outstanding. Under the terms of the New Credit Facility, the Company may pay dividends in an amount up to 50% of net income. Holders of common stock have one vote per share.

  In July 2001, the Company completed an additional stock offering of 7.8 million shares comprised of 5.8 million shares sold by existing shareholders and 2.0 million newly issued shares. The Company received $43.6 million in net proceeds to be used for general corporate purposes including acquisitions and debt reduction.

  On September 29, 2000, the Company conducted its Initial Public Offering. Together with the underwriter's over-allotment, the Company issued 5,750,000 shares in October 2000 and realized proceeds of approximately $84.0 million, net of issuance costs.

  Subscribed common stock receivable consisted of promissory notes, bearing interest at 6.4% (the "Applicable Federal Rate'' at the time the notes were issued) extended by the Company to management stockholders to facilitate the purchase of 336,800 shares of common stock. In connection with the Initial Public Offering, the management stockholders tendered to the Company the requisite number of common stock shares at $16.00 per share to satisfy, in full, the outstanding promissory notes.

  13.     COMMITMENTS AND CONTINGENCIES

  The Company is a party to various legal actions arising in the normal course of business. The Company does not believe that any such pending activities should have a material adverse effect on its results of operations or financial position.

  The Company is a party to various license agreements through 2018 to manufacture and sell components for use in medical implants and various commercial applications.

  Operating Leases - The Company is a party to various operating lease agreements for office and manufacturing space. The Company incurred operating lease expense of $909,000, $834,000 and $807,000 for 2001, 2000 and 1999, respectively. Included in this amount for each year is $211,000 paid to a related party under a non-cancelable operating lease which expires in 2006.

  The Company is a party to an operating lease to a related party under a non-cancelable operating lease which expires in 2006. The Company believes the rental amount to be reflective of arms-length, market-based rates for similar structures.

  If all lease extension options are exercised as expected by Company management, minimum future annual operating lease payments over the next five years for the Company are $575,000 in 2002; $355,000 in 2003; $285,000 in 2004; $289,000 in 2005; and $259,000 in 2006.

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

  An analysis and reconciliation of the Company's business segment information to the respective information in the consolidated financial statements is as follows (dollars in thousands):

	2001	2000	1999

Revenues:
Medical	$ 107,654	$ 83,789	$ 69,224
Commercial power sources	27,921	14,001	10,011

Total revenues	$ 135,575	$ 97,790	$ 79,235

Segment income from operations:
Medical	$ 39,008	$ 30,005	$ 29,006
Commercial power sources	8,796	3,494	2,711
Total segment income from operations	47,804	33,499	31,717
Unallocated	(29,274)	(31,868)	(34,031)

Income (loss) before income taxes	$ 18,530	$ 1,631	$ (2,314)

Depreciation and amortization:
Medical	$ 5,243	$ 4,826	$ 3,699
Commercial power sources	536	377	301
Total depreciation included in segment
income from operations	5,779	5,203	4,000
Unallocated depreciation and amortization	8,150	6,899	7,363

Total depreciation and amortization	$ 13,929	$ 12,102	$ 11,363

Expenditures for tangible long-lived assets,
excluding acquisitions:
Medical	$ 7,074	$ 4,061	$ 6,700
Commercial power sources	504	82	72
Total reportable segments	7,578	4,143	6,772
Unallocated long-lived tangible assets	2,137	385	1,680

Total expenditures	$ 9,715	$ 4,528	$ 8,452

	December 28,	December 29,
	2001	2000

Identifiable assets, net:
Medical	$ 63,510	$ 44,320
Commercial power sources	16,177	9,673
Total reportable segments	79,687	53,993
Unallocated assets	203,833	127,654

Total assets	$ 283,520	$ 181,647

  Net revenues by geographic area are presented by attributing revenues from external customers based on where the products are sold. All dollars are in thousands.

	2001	2000	1999

Revenues by geographic area:
United States	$ 92,391	$ 68,179	$ 58,644
Foreign countries	43,184	29,611	20,591

Consolidated revenues	$ 135,575	$ 97,790	$ 79,235

	December 28,	December 29,
	2001	2000

Long-lived assets:
United States	$ 188,645	$ 151,706
Foreign countries	-	-

Consolidated long-lived assets	$ 188,645	$ 151,706

  Two customers accounted for approximately 66%, 65% and 64% of sales for 2001, 2000 and 1999, respectively. Two customers accounted for approximately 52% and 52% of the outstanding accounts receivable as of December 28, 2001 and December 29, 2000, respectively.

  15.    QUARTERLY SALES AND EARNINGS DATA - UNAUDITED
	(In Thousands, except per share data)
	4th Qtr.		3rd Qtr.	2nd Qtr.	1st Qtr.

2001

Revenues	$ 34,692		$ 38,325	$ 32,987	$ 29,571
Gross profit	15,591		16,648	14,609	14,011
Income before extraordinary loss	2,711		3,312	2,649	2,919
Net income (loss)	2,711		3,312	2,649	(75)
Earnings per share before
extraordinary loss - basic	0.13		0.17	0.14	0.16
Earnings per share before
extraordinary loss - diluted	0.13		0.16	0.14	0.15
Earnings per share - basic	0.13		0.17	0.14	0.00
Earnings per share - diluted	0.13		0.16	0.14	0.00

2000

Revenues	$ 27,950		$ 23,256	$ 23,408	$ 23,176
Gross profit	12,419		9,726	9,959	10,240
Income (loss) before extraordinary loss	2,656		(860)	(383)	(393)
Net income (loss)	1,088	(c)	(860)	(383)	(393)
Earnings (loss) per share before
extraordinary loss - basic	0.14		(0.07)	(0.03)	(0.03)
Earnings (loss) per share before
extraordinary loss - diluted	0.14		(0.07)	(0.03)	(0.03)
Earnings (loss) per share - basic (b)	0.06		(0.07)	(0.03)	(0.03)
Earnings (loss) per share - diluted (b)	0.06		(0.07)	(0.03)	(0.03)

(a)	Amount includes an extraordinary loss for the extinguishment of debt in the amount of $2,994,000, net of tax.
(b)	Per share data has been restated for all periods to reflect a one for three reverse stock split effective May 18, 2000 and a three for five reverse stock split effective August 15, 2000.
(c)	Amount includes an extraordinary loss for the extinguishment of debt in the amount of $1,568,000, net of tax.

  ******
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

  PART III

  Reference is made to the information responsive to the Items comprising this Part III that is contained in our definitive proxy statement for our 2002 Annual Meeting of Stockholders, which is incorporated by reference herein.

  PART IV
ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

              (1)    FINANCIAL STATEMENTS

  The following consolidated financial statements of our company and report of independent auditors thereon are set forth below:

  Independent Auditors' Report

  Consolidated Balance Sheets as of December 28, 2001 and December 29, 2000.

  Consolidated Statements of Operations for the years ended December 28, 2001, December 29, 2000, and December 31, 1999.

  Consolidated Statements of Stockholders' Equity for the years ended December 28, 2001, December 29, 2000 and December 31, 1999.

  Consolidated Statements of Cash Flows for the years ended December 28, 2001, December 29, 2000 and December 31, 1999.

  Notes to Consolidated Financial Statements

          (2)     FINANCIAL STATEMENT SCHEDULES

  The following financial statement schedule is included in this report on Form 10-K: Schedule II - Valuation and Qualifying Accounts.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)
Col. B
	Balance at			Col. D	Col. E
Col. A	Beginning	Col. C		Deductions -	Balance at
Description	of Period	Additions		Describe (1)	End of Period

Charged to
		Charged to	Other Accounts-
		Costs & Expenses	Describe

Fiscal Year 2001

Allowance for
doubtful accounts	$ 319	$ 136	$ 0	$ (8)	$ 447

Fiscal Year 2000

Allowance for
doubtful accounts	219	106	0	(6)	319

Fiscal Year 1999

Allowance for
doubtful accounts	197	179	0	(157)	219

          (1)    Accounts written off, net of collections on accounts receivable previously written off

  Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

          (3)    EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our registration statement on Form S-1 (File No. 333-37554))
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our registration statement on Form S-1 (File No. 333-37554))
10.1#	1997 Stock Option Plan (including form of "standard" option agreement and form of "special"option agreement) (incorporated by reference to Exhibit 10.1 to our registration statement on Form S-1 (File No. 333-37554))
10.2#	1998 Stock Option Plan (including form of "standard" option agreement, form of "special" option agreement and form of "non-standard" option agreement) (incorporated by reference to Exhibit 10.2 to our registration statement on Form S-1 (File No. 333-37554))
10.3#	Wilson Greatbatch Ltd. Equity Plus Plan Money Purchase Plan (incorporated by reference to Exhibit 10.3 to our registration statement on Form S-1 (File No. 333-37554))
10.4#	Wilson Greatbatch Ltd. Equity Plus Plan Stock Bonus Plan (incorporated by reference to Exhibit 10.4 to our registration statement on Form S-1 (File No. 333-37554))
10.5#	Employment Agreement, dated as of July 9, 1997, between Wilson Greatbatch Ltd. and Edward F. Voboril (incorporated by reference to Exhibit 10.5 to our registration statement on Form S-1 (File No. 333-37554))
10.6	Registration and Anti-Dilution Agreement, dated as of July 10, 1997, among Wilson Greatbatch Technologies, Inc., DLJ Investment Partners, L.P., DLJ Investment Funding, Inc., DLJ First ESC L.L.C., The Northwestern Mutual Life Insurance Company and Donaldson, Lufkin & Jenrette Securities Corporation (incorporated by reference to Exhibit 10.7 to our registration statement on Form S-1 (File No. 333-37554))
10.7	Amended and Restated Credit Agreement dated as of June 15, 2001 by and among Wilson Greatbatch Ltd., the lenders party thereto and Manufacturers and Traders Trust Company, as administrative agent (incorporated by reference to Exhibit 10.26 to our registration statement on Form S-1 (File No. 333-63386))
10.8	Stockholders Agreement, dated as of July 16, 1997, among Wilson Greatbatch Technologies, Inc., DLJ Merchant Banking Partners II, L.P., DLJMB Funding II, Inc., DLJ Merchant Banking Partners II-A, L.P., DLJ Diversified Partners, L.P., DLJ Diversified Partners-A, L.P., DLJ Millennium Partners, L.P., DLJ First ESC L.L.C., DLJ Offshore Partners II, C.V., DLJ EAB Partners, L.P., U.K. Investment Plan 1997 Partners, and the other holders of common stock of Wilson Greatbatch Technologies Inc. party thereto (incorporated by reference to Exhibit 10.12 to our registration statement on Form S-1 (File No. 333-37554))
10.9	Amendment No. 1 to Stockholders Agreement, dated as of October 31, 1997, among Wilson Greatbatch Technologies, Inc., DLJ Merchant Banking Partners II, L.P., DLJMB Funding II, Inc., DLJ Merchant Banking Partners II-A, L.P., DLJ Diversified Partners, L.P., DLJ Diversified Partners-A, L.P., DLJ Millennium Partners, L.P., DLJ First ESC L.L.C., DLJ Offshore Partners II, C.V., DLJ EAB Partners, L.P., U.K. Investment Plan 1997 Partners, and the other holders of common stock of Wilson Greatbatch Technologies, Inc. party thereto (incorporated by reference to Exhibit 10.13 to our registration statement on Form S-1 (File No. 333-37554))
10.10	Management Stockholders Agreement, dated as of July 10, 1997, among Wilson Greatbatch Technologies, Inc., DLJ Merchant Banking Partners II, L.P., DLJMB Funding II, Inc., DLJ Merchant Banking Partners II-A, L.P., DLJ Diversified Partners, L.P., DLJ Diversified Partners-A, L.P., DLJ Millennium Partners, L.P., DLJ First ESC L.L.C., DLJ Offshore Partners II, C.V., DLJ EAB Partners, L.P., U.K. Investment Plan 1997 Partners, and the other holders of common stock of Wilson Greatbatch Technologies, Inc. party thereto (incorporated by reference to Exhibit 10.14 to our registration statement on Form S-1 (File No. 333-37554))
10.11	Subordinated Note Holders Stockholders Agreement, dated as of July 10, 1997, among Wilson Greatbatch Technologies, Inc., DLJ Merchant Banking Partners II, L.P., DLJMB Funding II, Inc., DLJ Merchant Banking Partners II-A, L.P., DLJ Diversified Partners, L.P., DLJ Diversified Partners-A, L.P., DLJ Millennium Partners, L.P., DLJ First ESC L.L.C., DLJ Offshore Partners II, C.V., DLJ EAB Partners, L.P., U.K. Investment Plan 1997 Partners, DLJ Investment Partners, L.P., DLJ Investment Funding, Inc., The Northwestern Mutual Life Insurance Company and Donaldson, Lufkin & Jenrette Securities Corporation (incorporated by reference to Exhibit 10.15 to our registration statement on Form S-1 (File No. 333-37554))
10.12+	Supply Agreement, dated as of February 1, 1999, between Wilson Greatbatch Ltd. and Guidant/CRM (incorporated by reference to Exhibit 10.20 to our registration statement on Form S-1 (File No. 333-37554))
10.13*+	Amendment No. 1 to the Supply Agreement, dated as of September 21, 2001, between Wilson Greatbatch Technologies, Inc. and Guidant/CRM.
10.14+	Agreement, dated as of April 16, 1997, between Wilson Greatbatch Ltd. and Pacesetter, Inc., a St. Jude Medical Company (incorporated by reference to Exhibit 10.21 to our registration statement on Form S-1 (File No. 333-37554))
10.15+	License Agreement, dated August 8, 1996, between Wilson Greatbatch Ltd. and Evans Capacitor Company (incorporated by reference to Exhibit 10.22 to our registration statement on Form S-1 (File No. 333-37554))
10.16+	Supplier Partnering Agreement, dated as of June 1, 2000, between Wilson Greatbatch Ltd. and Pacesetter, Inc., a St. Jude Medical Company (incorporated by reference to Exhibit 10.23 to our registration statement on Form S-1 (File No. 333-37554))
10.17	License Agreement, dated March 16, 1976, between Wilson Greatbatch Ltd. and Medtronic Inc. (incorporated by reference to Exhibit 10.24 to our registration statement on Form S-1 (File No. 333-37554))
10.18	Amendment No. 1 to License Agreement, dated July 20, 1976, between Wilson Greatbatch Ltd. and Medtronic Inc. (incorporated by reference to Exhibit 10.25 to our registration statement on Form S-1 (File No. 333-37554))
10.19	Stockholders Agreement, dated as of August 23, 1999, among Wilson Greatbatch Technologies, Inc., DLJ Merchant Banking Partners II, L.P., DLJMB Funding II, Inc., DLJ Merchant Banking Partners II-A, L.P., DLJ Diversified Partners, L.P., DLJ Diversified Partners-A, L.P., DLJ Millennium Partners, L.P., DLJ First ESC L.P., DLJ Offshore Partners II, C.V., DLJ EAB Partners, L.P., UK Investment Plan 1997 Partners and Fred Hittman (incorporated by reference to Exhibit 10.26 to our registration statement on Form S-1 (File No. 333-37554))
10.20	Form of Subscription Agreement, dated on or about July 17, 1997, between Wilson Greatbatch Technologies, Inc. and each of Edward F. Voboril, Larry T. DeAngelo, Curtis F. Holmes, Ph.D., Arthur J. Lalonde, Richard W. Mott and Susan M. Bratton (incorporated by reference to Exhibit 10.27 to our registration statement on Form S-1 (File No. 333-37554))
10.21	Form of Management Subscription Agreement, dated November 1, 1997, between Wilson Greatbatch Technologies, Inc. and each of Edward F. Voboril, Larry T. DeAngelo, Curtis F. Holmes, Ph.D., Arthur J. Lalonde, Richard W. Mott and Susan M. Bratton (incorporated by reference to Exhibit 10.28 to our registration statement on Form S-1 (File No. 333-37554))
10.22	Form of Promissory Note, dated November 1, 1997, payable to Wilson Greatbatch Technologies, Inc. by each of Edward F. Voboril, Larry T. DeAngelo, Curtis F. Holmes, Ph.D., Arthur J. Lalonde, Richard W. Mott and Susan M. Bratton (incorporated by reference to Exhibit 10.29 to our registration statement on Form S-1 (File No. 333-37554))
10.23	Form of Pledge Agreement, dated November 1, 1997, between Wilson Greatbatch Technologies, Inc. and each of Edward F. Voboril, Larry T. DeAngelo, Curtis F. Holmes, Ph.D., Arthur J. Lalonde, Richard W. Mott and Susan M. Bratton (incorporated by reference to Exhibit 10.30 to our registration statement on Form S-1 (File No. 333-37554))
10.24*	Form of Change of Control Agreement, dated December 17, 2001, between Wilson Greatbatch Technologies, Inc. and each of Edward F. Voboril, Larry T. DeAngelo, Curtis F. Holmes, Ph.D. and Richard W. Mott.
10.25	Stock Purchase Agreement, dated as of July 31, 2000, among Wilson Greatbatch Technologies, Inc., Battery Engineering, Inc. and Hitachi Maxell, Ltd. (incorporated by reference to Exhibit 10.31 to our registration statement on Form S-1 (File No. 333-37554))
10.26	Stockholders Agreement, dated as of August 7, 2000, among Wilson Greatbatch Technologies, Inc., Hitachi Maxell, Ltd., DLJ Merchant Banking Partners II, L.P., DLJMB Funding II, Inc., DLJ Merchant Banking Partners II-A, L.P., DLJ Diversified Partners, L.P., DLJ Diversified Partners-A, L.P., DLJ Millennium Partners, L.P., DLJ First ESC L.P., DLJ Offshore Partners II, C.V., DLJ EAB Partners, L.P. and UK Investment Plan 1997 Partners (incorporated by reference to Exhibit 10.32 to our registration statement on Form S-1 (File No. 333-37554))
10.27	Subscription Agreement, dated as of August 7, 2000, between Wilson Greatbatch Technologies, Inc. and Hitachi Maxell, Ltd. (incorporated by reference to Exhibit 10.33 to our registration statement on Form S-1 (File No. 333-37554))
10.28	Non-Compete Agreement, dated as of August 7, 2000, between Wilson Greatbatch Technologies, Inc. and Hitachi Maxell, Ltd. (incorporated by reference to Exhibit 10.34 to our registration statement on Form S-1 (File No. 333-37554))
10.29	Asset Purchase Agreement, dated as of June 18, 2001, among Wilson Greatbatch Technologies, Inc., GB Acquisition Co., Inc., Maxwell Technologies, Inc. and Maxwell Electronic Components Group, Inc. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K field June 19, 2001)
21.1*	List of subsidiaries
23.1*	Consent of Deloitte & Touche LLP
Portions of those exhibits marked "+" have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.
*	Filed herewith.
#	Indicates exhibits that are management contracts or compensation plans or arrangements required to be filed pursuant to Item 14(c) of Form 10-K.

  (b)    REPORTS ON FORM 8-K

          None.

  SIGNATURES

          Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 28, 2002	WILSON GREATBATCH TECHNOLOGIES, INC. By /s/ Edward F. Voboril Edward F. Voboril President, Chief Executive Officer And Chairman
By /s/ Frank J. Forkl, Jr. Frank J. Forkl, Jr. Controller, Principal Financial And Accounting Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ Edward F. Voboril Edward F. Voboril	President, Chief Executive Officer, Chairman and Director (Principal Executive Officer)	March 28, 2002
/s/ Robert E. Rich, Jr. Robert E. Rich, Jr.	Director	March 28, 2002
/s/ William B. Summers, Jr. William B. Summers, Jr.	Director	March 28, 2002
/s/ Bill R. Sanford Bill R. Sanford	Director	March 28, 2002
/s/ Henry Wendt Henry Wendt	Director	March 28, 2002
/s/ Peter H. Soderberg Peter H. Soderberg	Director	March 28, 2002

  EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our registration statement on Form S-1 (File No. 333-37554))
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our registration statement on Form S-1 (File No. 333-37554))
10.1#	1997 Stock Option Plan (including form of "standard" option agreement and form of "special"option agreement) (incorporated by reference to Exhibit 10.1 to our registration statement on Form S-1 (File No. 333-37554))
10.2#	1998 Stock Option Plan (including form of "standard" option agreement, form of "special" option agreement and form of "non-standard" option agreement) (incorporated by reference to Exhibit 10.2 to our registration statement on Form S-1 (File No. 333-37554))
10.3#	Wilson Greatbatch Ltd. Equity Plus Plan Money Purchase Plan (incorporated by reference to Exhibit 10.3 to our registration statement on Form S-1 (File No. 333-37554))
10.4#	Wilson Greatbatch Ltd. Equity Plus Plan Stock Bonus Plan (incorporated by reference to Exhibit 10.4 to our registration statement on Form S-1 (File No. 333-37554))
10.5#	Employment Agreement, dated as of July 9, 1997, between Wilson Greatbatch Ltd. and Edward F. Voboril (incorporated by reference to Exhibit 10.5 to our registration statement on Form S-1 (File No. 333-37554))
10.6	Registration and Anti-Dilution Agreement, dated as of July 10, 1997, among Wilson Greatbatch Technologies, Inc., DLJ Investment Partners, L.P., DLJ Investment Funding, Inc., DLJ First ESC L.L.C., The Northwestern Mutual Life Insurance Company and Donaldson, Lufkin & Jenrette Securities Corporation (incorporated by reference to Exhibit 10.7 to our registration statement on Form S-1 (File No. 333-37554))
10.7	Amended and Restated Credit Agreement dated as of June 15, 2001 by and among Wilson Greatbatch Ltd., the lenders party thereto and Manufacturers and Traders Trust Company, as administrative agent (incorporated by reference to Exhibit 10.26 to our registration statement on Form S-1 (File No. 333-63386))
10.8	Stockholders Agreement, dated as of July 16, 1997, among Wilson Greatbatch Technologies, Inc., DLJ Merchant Banking Partners II, L.P., DLJMB Funding II, Inc., DLJ Merchant Banking Partners II-A, L.P., DLJ Diversified Partners, L.P., DLJ Diversified Partners-A, L.P., DLJ Millennium Partners, L.P., DLJ First ESC L.L.C., DLJ Offshore Partners II, C.V., DLJ EAB Partners, L.P., U.K. Investment Plan 1997 Partners, and the other holders of common stock of Wilson Greatbatch Technologies Inc. party thereto (incorporated by reference to Exhibit 10.12 to our registration statement on Form S-1 (File No. 333-37554))
10.9	Amendment No. 1 to Stockholders Agreement, dated as of October 31, 1997, among Wilson Greatbatch Technologies, Inc., DLJ Merchant Banking Partners II, L.P., DLJMB Funding II, Inc., DLJ Merchant Banking Partners II-A, L.P., DLJ Diversified Partners, L.P., DLJ Diversified Partners-A, L.P., DLJ Millennium Partners, L.P., DLJ First ESC L.L.C., DLJ Offshore Partners II, C.V., DLJ EAB Partners, L.P., U.K. Investment Plan 1997 Partners, and the other holders of common stock of Wilson Greatbatch Technologies, Inc. party thereto (incorporated by reference to Exhibit 10.13 to our registration statement on Form S-1 (File No. 333-37554))
10.10	Management Stockholders Agreement, dated as of July 10, 1997, among Wilson Greatbatch Technologies, Inc., DLJ Merchant Banking Partners II, L.P., DLJMB Funding II, Inc., DLJ Merchant Banking Partners II-A, L.P., DLJ Diversified Partners, L.P., DLJ Diversified Partners-A, L.P., DLJ Millennium Partners, L.P., DLJ First ESC L.L.C., DLJ Offshore Partners II, C.V., DLJ EAB Partners, L.P., U.K. Investment Plan 1997 Partners, and the other holders of common stock of Wilson Greatbatch Technologies, Inc. party thereto (incorporated by reference to Exhibit 10.14 to our registration statement on Form S-1 (File No. 333-37554))
10.11	Subordinated Note Holders Stockholders Agreement, dated as of July 10, 1997, among Wilson Greatbatch Technologies, Inc., DLJ Merchant Banking Partners II, L.P., DLJMB Funding II, Inc., DLJ Merchant Banking Partners II-A, L.P., DLJ Diversified Partners, L.P., DLJ Diversified Partners-A, L.P., DLJ Millennium Partners, L.P., DLJ First ESC L.L.C., DLJ Offshore Partners II, C.V., DLJ EAB Partners, L.P., U.K. Investment Plan 1997 Partners, DLJ Investment Partners, L.P., DLJ Investment Funding, Inc., The Northwestern Mutual Life Insurance Company and Donaldson, Lufkin & Jenrette Securities Corporation (incorporated by reference to Exhibit 10.15 to our registration statement on Form S-1 (File No. 333-37554))
10.12+	Supply Agreement, dated as of February 1, 1999, between Wilson Greatbatch Ltd. and Guidant/CRM (incorporated by reference to Exhibit 10.20 to our registration statement on Form S-1 (File No. 333-37554))
10.13*+	Amendment No. 1 to the Supply Agreement, dated as of September 21, 2001, between Wilson Greatbatch Technologies, Inc. and Guidant/CRM.
10.14+	Agreement, dated as of April 16, 1997, between Wilson Greatbatch Ltd. and Pacesetter, Inc., a St. Jude Medical Company (incorporated by reference to Exhibit 10.21 to our registration statement on Form S-1 (File No. 333-37554))
10.15+	License Agreement, dated August 8, 1996, between Wilson Greatbatch Ltd. and Evans Capacitor Company (incorporated by reference to Exhibit 10.22 to our registration statement on Form S-1 (File No. 333-37554))
10.16+	Supplier Partnering Agreement, dated as of June 1, 2000, between Wilson Greatbatch Ltd. and Pacesetter, Inc., a St. Jude Medical Company (incorporated by reference to Exhibit 10.23 to our registration statement on Form S-1 (File No. 333-37554))
10.17	License Agreement, dated March 16, 1976, between Wilson Greatbatch Ltd. and Medtronic Inc. (incorporated by reference to Exhibit 10.24 to our registration statement on Form S-1 (File No. 333-37554))
10.18	Amendment No. 1 to License Agreement, dated July 20, 1976, between Wilson Greatbatch Ltd. and Medtronic Inc. (incorporated by reference to Exhibit 10.25 to our registration statement on Form S-1 (File No. 333-37554))
10.19	Stockholders Agreement, dated as of August 23, 1999, among Wilson Greatbatch Technologies, Inc., DLJ Merchant Banking Partners II, L.P., DLJMB Funding II, Inc., DLJ Merchant Banking Partners II-A, L.P., DLJ Diversified Partners, L.P., DLJ Diversified Partners-A, L.P., DLJ Millennium Partners, L.P., DLJ First ESC L.P., DLJ Offshore Partners II, C.V., DLJ EAB Partners, L.P., UK Investment Plan 1997 Partners and Fred Hittman (incorporated by reference to Exhibit 10.26 to our registration statement on Form S-1 (File No. 333-37554))
10.20	Form of Subscription Agreement, dated on or about July 17, 1997, between Wilson Greatbatch Technologies, Inc. and each of Edward F. Voboril, Larry T. DeAngelo, Curtis F. Holmes, Ph.D., Arthur J. Lalonde, Richard W. Mott and Susan M. Bratton (incorporated by reference to Exhibit 10.27 to our registration statement on Form S-1 (File No. 333-37554))
10.21	Form of Management Subscription Agreement, dated November 1, 1997, between Wilson Greatbatch Technologies, Inc. and each of Edward F. Voboril, Larry T. DeAngelo, Curtis F. Holmes, Ph.D., Arthur J. Lalonde, Richard W. Mott and Susan M. Bratton (incorporated by reference to Exhibit 10.28 to our registration statement on Form S-1 (File No. 333-37554))
10.22	Form of Promissory Note, dated November 1, 1997, payable to Wilson Greatbatch Technologies, Inc. by each of Edward F. Voboril, Larry T. DeAngelo, Curtis F. Holmes, Ph.D., Arthur J. Lalonde, Richard W. Mott and Susan M. Bratton (incorporated by reference to Exhibit 10.29 to our registration statement on Form S-1 (File No. 333-37554))
10.23	Form of Pledge Agreement, dated November 1, 1997, between Wilson Greatbatch Technologies, Inc. and each of Edward F. Voboril, Larry T. DeAngelo, Curtis F. Holmes, Ph.D., Arthur J. Lalonde, Richard W. Mott and Susan M. Bratton (incorporated by reference to Exhibit 10.30 to our registration statement on Form S-1 (File No. 333-37554))
10.24*	Form of Change of Control Agreement, dated December 17, 2001, between Wilson Greatbatch Technologies, Inc. and each of Edward F. Voboril, Larry T. DeAngelo, Curtis F. Holmes, Ph.D. and Richard W. Mott.
10.25	Stock Purchase Agreement, dated as of July 31, 2000, among Wilson Greatbatch Technologies, Inc., Battery Engineering, Inc. and Hitachi Maxell, Ltd. (incorporated by reference to Exhibit 10.31 to our registration statement on Form S-1 (File No. 333-37554))
10.26	Stockholders Agreement, dated as of August 7, 2000, among Wilson Greatbatch Technologies, Inc., Hitachi Maxell, Ltd., DLJ Merchant Banking Partners II, L.P., DLJMB Funding II, Inc., DLJ Merchant Banking Partners II-A, L.P., DLJ Diversified Partners, L.P., DLJ Diversified Partners-A, L.P., DLJ Millennium Partners, L.P., DLJ First ESC L.P., DLJ Offshore Partners II, C.V., DLJ EAB Partners, L.P. and UK Investment Plan 1997 Partners (incorporated by reference to Exhibit 10.32 to our registration statement on Form S-1 (File No. 333-37554))
10.27	Subscription Agreement, dated as of August 7, 2000, between Wilson Greatbatch Technologies, Inc. and Hitachi Maxell, Ltd. (incorporated by reference to Exhibit 10.33 to our registration statement on Form S-1 (File No. 333-37554))
10.28	Non-Compete Agreement, dated as of August 7, 2000, between Wilson Greatbatch Technologies, Inc. and Hitachi Maxell, Ltd. (incorporated by reference to Exhibit 10.34 to our registration statement on Form S-1 (File No. 333-37554))
10.29	Asset Purchase Agreement, dated as of June 18, 2001, among Wilson Greatbatch Technologies, Inc., GB Acquisition Co., Inc., Maxwell Technologies, Inc. and Maxwell Electronic Components Group, Inc. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K field June 19, 2001)
21.1*	List of subsidiaries
23.1*	Consent of Deloitte & Touche LLP
Portions of those exhibits marked "+" have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.
*	Filed herewith.
#	Indicates exhibits that are management contracts or compensation plans or arrangements required to be filed pursuant to Item 14(c) of Form 10-K.