Form 10-Q
period 2002-03-29
WILSON GREATBATCH TECHNOLOGIES INC
filed 2002-05-10
CIK 1114483

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
 For The Quarter Ended March 29, 2002

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

            Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of May 3, 2002	Common stock, $.001 per value per share	20,933,392 shares

WILSON GREATBATCH TECHNOLOGIES, INC.
TABLE OF CONTENTS FOR FORM 10-Q
QUARTER ENDED MARCH 29, 2002

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

WILSON GREATBATCH TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
(In thousands)

	March 29, 2002	December 28, 2001
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$37,551	$43,272
Accounts receivable, net	17,616	17,373
Inventories	31,602	29,026
Prepaid expenses and other assets	2,124	2,316
Deferred tax asset	2,888	2,888
Total current assets	91,781	94,875

PROPERTY, PLANT AND EQUIPMENT, NET	46,874	44,149
INTANGIBLE ASSETS, NET	136,069	137,135
DEFERRED TAX ASSET	5,417	5,417
OTHER ASSETS	2,967	1,944

TOTAL ASSETS	$283,108	$283,520

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts payable	$4,427	$6,553
Accrued liabilities	12,073	13,721
Current maturities of long-term obligations	13,501	13,005
Total current liabilities	30,001	33,279

LONG-TERM OBLIGATIONS	57,897	61,397
Total liabilities	87,898	94,676

STOCKHOLDERS' EQUITY:
Common stock	21	21
Capital in excess of par value	202,567	200,880
Retained deficit	(5,596)	(8,935)
Subtotal	196,992	191,966

Less treasury stock, at cost	(1,782)	(3,122)
Total stockholders' equity	195,210	188,844

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$283,108	$283,520

See notes to condensed consolidated financial statements.

WILSON GREATBATCH TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands except per share amounts)

	Three Months Ended
	March 29, 2002	March 30, 2001

Revenues	$36,303	$29,571
Cost of goods sold	20,351	15,560
Gross profit	15,952	14,011
Gross profit as a percentage of revenues	44%	47%
Selling, general and administrative expense	5,657	3,780
Research, development and engineering costs, net	3,653	3,188
Intangible amortization	886	1,639
	5,756	5,404
Interest expense	747	712
Other expense	26	59
Income before income taxes and extraordinary loss	4,983	4,633
Income tax expense	1,644	1,714
Income before extraordinary loss	3,339	2,919
Extraordinary loss on retirement of debt, net of tax	0	(2,994)
Net income (loss)	$3,339	($75)
Basic earnings (loss) per share:
Income from continuing operations	$0.16	$0.16
Extraordinary loss on retirement of debt	0.00	(0.16)
Net income (loss)	$0.16	($0.00)
Diluted earnings (loss) per share:
Income from continuing operations	$0.16	$0.15
Extraordinary loss on retirement of debt	0.00	(0.15)
Net income (loss)	$0.16	($0.00)
Weighted average shares outstanding
Basic	20,872	18,713
Diluted	21,268	19,059
See notes to condensed consolidated financial statements.

WILSON GREATBATCH TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 29, 2002	March 30, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	3,339	($75)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Depreciation and amortization	2,904	3,222
Extraordinary loss on retirement of debt	0	3,019
Deferred financing costs	109	30
Loss on disposal of assets	0	26
Changes in operating assets and liabilities:
Accounts receivable	(243)	(2,400)
Inventories	(2,576)	(2,305)
Prepaid expenses and other assets	(831)	(220)
Accounts payable	(2,126)	912
Accrued liabilities	350	248
Income taxes	1,024	29
Net cash provided by operating activities	1,950	2,486
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(4,672)	(1,552)
Increase in intangible assets	0	(940)
Net cash used in investing activities	(4,672)	(2,492)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line of credit, net	0	500
Proceeds from long-term debt	0	40,000
Scheduled payments of long-term debt	(3,004)	(3)
Prepayments of long-term debt	0	(40,265)
Issuance of common stock	5	11
Net cash (used in) provided by financing activities	(2,999)	243
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,721)	237

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	43,272	16

CASH AND CASH EQUIVALENTS, END OF PERIOD	$37,551	$253
See notes to condensed consolidated financial statements.

WILSON GREATBATCH TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Quarter Ended March 29, 2002
(Unaudited)

1.     Basis of Presentation

The accounting policies used in preparing these statements are the same as those used in preparing the consolidated financial statements of Wilson Greatbatch Technologies, Inc., a holding company, and its wholly owned subsidiary Wilson Greatbatch Ltd. (collectively, the "Company") for the year ended December 28, 2001. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 28, 2001.

The foregoing balance sheet as of March 29, 2002, statements of operations for the three months ended March 29, 2002 and March 30, 2001 and statements of cash flows for the three months ended March 29, 2002 and March 30, 2001 are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods. The results of operations for the three months ended March 29, 2002 are not necessarily indicative of results to be expected for the entire year or for any other period.

Supplemental Cash Flow Information (in thousands):

	Three Months Ended
	March 29, 2002	March 30, 2001

Cash paid during the year for:

Interest	$ 813	$ 704
Income taxes	605	314

2.     Inventories

Inventories consist of the following (in thousands):

	March 29, 2002	December 28, 2001

Raw material	$ 15,106	$ 13,894

Work-in-progress	10,715	9,955

Finished goods	5,781	5,177

Total	$ 31,602	$ 29,026

3. Goodwill and Other Intangible Assets, Net

Intangible assets consist of the following (in thousands):

	March 29, 2002	December 28, 2001

Goodwill, net of accumulated amortization of $8,679 And $5,942	$ 81,525	$ 76,883

	28,923	28,923

Patented technology, net of accumulated amortization Of $5,776 and $5,363	16,099	16,512

Other intangible assets, net	9,522	14,817

Total	$136,069	$137,135

Pursuant to the implementation of SFAS No. 141, assembled workforce has been reclassified to goodwill as of December 29, 2001, the first day of fiscal 2002 (see Note 6). The net book value of assembled workforce of $4,642 and accumulated amortization of $2,737 has been re-characterized from other intangible assets to goodwill.

The following table reflects consolidated results, with 2001 data adjusted as though the adoption of SFAS No. 141 and SFAS No. 142 had occurred as of the beginning of the three-month period ended March 30, 2001 (in thousands except per share amounts):

	March 29, 2002	March 30, 2001

Reported income before extraordinary loss	$ 3,339	$ 2,919

Add: Goodwill amortization, net of tax	-	235
Add: Assembled workforce amortization, net of tax	-	100
Add: Trademark and names amortization, net of tax	-	117

Adjusted income before extraordinary loss	3,339	3,371

Less: Extraordinary loss on retirement of debt, net of tax	-	(2,994)

Adjusted net income	$ 3,339	$ 377

Basic earnings per share:

Reported income before extraordinary loss	$ 0.16	$ 0.16
Adjusted income before extraordinary loss	$ 0.16	$ 0.18
Adjusted net income	$ 0.16	$ 0.02

Diluted earnings per share:

Reported income before extraordinary loss	$ 0.16	$ 0.15
Adjusted income before extraordinary loss	$ 0.16	$ 0.18
Adjusted net income	$ 0.16	$ 0.02

4.     Comprehensive Income

For all periods presented, the Company's only component of comprehensive income is its net income (loss) for those periods.

5.     Business Segment Information

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

The reportable segments are separately managed, and their performance is evaluated based on income from operations. Mangement defines segment income from operations as gross profit less costs and expenses attributable to segment specific selling, general and administrative and research, development and engineering expenses. Non-segment specific selling, general and administrative, research, development and engineering expenses, interest expense, intangible amortization and non-recurring items are not allocated to reportable segments. Revenues from transactions between the two segments are not significant. The accounting policies of the segments are the same as those described and referenced in Note 1. All dollars are in thousands.

	Three Months Ended March 29, 2002	Three Months Ended March 30, 2001
Revenues:
Medical	$30,313	$22,582
Commercial power sources	5,990	6,989

Total revenues	$36,303	$29,571

Segment income from operations:
Medical	$10,016	$ 8,415
Commercial power sources	2,052	2,578

Total segment income from operations	12,068	10,993

Unallocated	(7,085)	(6,360)

Income before income taxes and extraordinary loss	$ 4,983	$ 4,633

6.     Impact of Recently Issued Accounting Standards

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS No. 141), and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142).

SFAS No. 141 requires the purchase method of accounting for business combination initiated after June 30, 2001 and eliminates the pooling-of-interest method. The Company adopted SFAS No. 141 on July 1, 2001. Under provisions of SFAS No. 141, the Company has re-characterized its assembled workforce to goodwill effective December 29, 2001, the beginning of fiscal year 2002.

Effective December 29, 2001, the beginning of fiscal year 2002, the Company adopted SFAS No. 142. Under the new rules, the Company has categorized trademarks and names as indefinite lived assets. Also, the Company is no longer required to amortize goodwill and other intangible assets with indefinite lives, but these assets will be subject to periodic testing for impairment. As a result, amortization related to goodwill, assembled workforce and trademark and names ceased as of December 28, 2001. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs to be included in results from operations may be necessary. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption and recognize any goodwill impairment loss as a cumulative effect of a change in accounting principle. The Company has determined that, based on the transitional goodwill impairment test, no impairment of goodwill and other intangible assets has occurred.

In August 2001, the FASB also issued Statement of Financial Accounting Standards No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets (SFAS No. 143). SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The Company expects that the provisions of SFAS No. 143 will not have a material impact on its consolidated financial statements upon adoption. The Company plans to adopt SFAS No. 143 effective December 30, 2002, the beginning of fiscal year 2003.

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

Results of Operations

Revenues

Total revenues for the quarter ended March 29, 2002 were $36.3 million, a $6.7 million, or 23%, increase from $29.6 million for the first quarter of 2001. The increase included revenues in the first quarter of 2002 of Greatbatch-Sierra, which we acquired in June 2001.

Medical. Total medical revenues for the three months ended March 29, 2002 were $30.3 million, a $7.7 million, or 34%, increase from the $22.6 million for the first quarter of 2001. Implantable power source revenues for the first quarter of 2001 were $13.0 million, an increase of $1.8 million, or 16%, from $11.2 million for the quarter ended March 30, 2001. This increase was primarily due to demand for our implantable cardioverter defibrillators (ICD) batteries as well as CFx and Lithium Ion cells from our customers. Partially offsetting this increase was a $0.4 million decline in royalty revenues as compared to the prior year's first quarter. These royalties were payable from Medtronic on patents that have subsequently expired. Capacitor revenues for the quarter ended March 29, 2002 were $5.7 million, an increase of $2.3 million, or 65%, from $3.5 million in the first quarter of 2001. The increase is attributable to the acceptance of our capacitors in the defibrillator market. Sales of medical components were $11.5 million for the first quarter of 2002, an increase of $3.7 million, or 47%, from $7.9 million in the quarter ended March 30, 2001. The increase was primarily due to the inclusion of revenues from Greatbatch-Sierra.

Commercial. Commercial power sources revenues for the quarter ended March 29, 2002 were $6.0 million, a decrease of $1.0 million, or 14%, from $7.0 million for the first quarter of 2001. The decrease was primarily due to a decreased level of exploration in the oil and gas industry. Further, the first quarter of 2001 included a high volume of shipments in satisfaction of pent-up demand.

Gross profit

Gross profit for the quarter ended March 29, 2002 was $16.0 million, an increase of $1.9 million, or 14%, from $14.0 million for the first quarter of 2001. As a percentage of total revenues, gross profit for the first quarter of 2002 decreased to 44% from 47% for the first quarter of 2001. Reduced royalty revenue, and restructuring charges at Greatbatch-Sierra each accounted for one full percentage point of gross profit. Product mix, which included increased Capacitor and Greatbatch-Sierra revenues that garner lower gross margins, also affected gross profit as a percentage of total revenues in the first quarter of 2002.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended March 29, 2002 were $5.7 million, an increase of $1.9 million, or 50%, from $3.8 million for the three months ended March 30, 2001. As a percentage of total revenues, selling, general and administrative expenses in the first quarter of 2002 were 16%, as compared to 13% for the same period in 2001. The increase in selling, general and administrative expenses is primarily due to the inclusion of costs associated with Greatbatch-Sierra in 2002, costs associated with our Six SigmaTM quality initiatives, the development of our Emerging Technologies infrastructure, and expenses related to patent activity. Emerging Technologies is a new business unit within the Company in 2002. This business unit currently includes implantable drug pumps and rechargeable lithium-ion battery technology for implantable devices, such as in hearing-assist, artificial heart, and left ventricular assist devices.

Research, development and engineering expenses

Research, development and engineering expenses for the quarter ended March 29, 2002 were $3.7 million, an increase of $0.5 million, or 15%, from $3.2 million in the first quarter of 2001. As a percentage of total revenues, research, development and engineering expenses were 10% in the first quarter of 2002 as compared to 11% for the first quarter of 2001. We expect to maintain our spending on research, development and engineering at a minimum of 10% of revenues, a level that will support the new technologies demanded by the implantable medical device markets.

Other expenses

Intangible amortization for the first quarter of 2002 was $0.9 million as compared to $1.6 million for the three months ended March 30, 2001. This is due to cessation of the amortization for goodwill and other intangible assets with indefinite lives effective December 29, 2001, the beginning of our fiscal year 2002 (see further discussion below, under "Impact of Recently Issued Accounting Standards").

Interest expense was $0.7 million for the quarters ended March 29, 2002, and March 30, 2001.

Provision for income taxes

Our effective tax rate for the first quarter of 2002 was 33% as compared to 37% for the first quarter of 2001. Our effective tax rate in 2002 relative to 2001 has declined due to the anticipated benefits of tax planning projects currently underway.

Income before extraordinary loss

Income from continuing operations was $3.3 million in the first quarter of 2002 versus $2.9 million for the first quarter of 2001. The increase was primarily due to the increase in operating income in 2002 as compared to 2001. Diluted earnings per share from continuing operations were $0.16 for the first quarter of 2002 and $0.15 for the first quarter of 2001. If SFAS No. 142 had been implemented December 29, 2001, income from continuing operations and diluted earnings per share from continuing operations for first quarter 2001 would have been $3.4 million and $0.18, respectively.

Extraordinary loss

The extraordinary loss of $3.0 million, net of taxes, for the three months ended March 30, 2001 has no comparable amount in 2002. The loss in 2001 was associated with the restructuring of our long-term debt in the first quarter of 2001 and the related write-off of deferred financing fees, a call premium paid, and loan discounts associated with the previous long-term debt.

Net income (loss)

Net income for the three months ended March 29, 2002 was $3.3 million as compared to a net loss of $75 thousand for the first quarter of 2001. The change from the net loss in the first quarter of 2001 to the net income in 2002 was primarily due to the extraordinary loss in 2001 that is not present in 2002. Diluted earnings per share for the first quarter of 2002 were $0.16 versus ($0.00) per diluted share for the first quarter of 2001. If SFAS No. 142 had been implemented December 29, 2001, net income and diluted earnings per share for first quarter 2001 would have been $0.4 million and $0.02, respectively.

Liquidity and Capital Resources

Overview

The restructuring of our senior and subordinated debt in 2001 at more favorable terms, the receipt of the proceeds from our secondary offering of stock in July 2001, and the acquisition of Greatbatch-Sierra contributed to a solid balance sheet position at March 29, 2002. Total assets at March 29, 2002 were $283.1 million.

Liquidity

At March 29, 2002 we had $37.6 million of cash and cash equivalents. Cash provided by operating activities for the period ended March 29, 2002 was $2.0 million as compared to $2.5 million for the period ended March 30, 2001. While higher net income in the first quarter 2002 had a positive effect on cash provided by operating activities as compared to first quarter 2001, this increase was off-set by a year to year net reduction in accounts payable of $3.0 million, attributable to normal payment patterns on payable balances outstanding.

Net cash used in investing activities was $4.7 million in the three months ended March 29, 2002 as compared to a use of $2.5 million in the three months ended March 30, 2001. Capital expenditures were $4.7 million and $1.6 million for the first quarters of 2002 and 2001, respectively.

Cash used by financing activities for the period ending March 29, 2002 was $3.0 million, compared with cash provided by financing activities of $0.2 million in 2001. In the first three months of 2002, substantially all of the cash used in financing activities was for debt repayment. In first quarter 2001, we used the $40.0 million of proceeds from a new term loan to pay off the remaining $15.2 million of our senior debt and the remaining $18.3 million of our 13% subordinated notes. We also pre-paid $5.0 million of the new term loan by March 30, 2001.

We believe that cash generated from operations will be sufficient to meet our working capital needs and planned capital expenditures for the near term. Capital expenditures for 2002 are expected to increase from historical levels, as we invest in increased production capacity and product development opportunities. These investments include completion of an expansion to our research and development facilities, which began in 2001. Should additional, suitable investment opportunities arise during fiscal 2002, we believe that our earnings, cash flows and balance sheet will permit us to obtain additional debt or equity capital, if necessary. There can be no assurance, however, that additional financing will be available to us or, if available, that it can be obtained on a timely basis or on terms acceptable to us.

Capital Structure

Our capital structure consists of interest-bearing debt and equity. Interest-bearing debt as a percentage of our total capitalization decreased to 27% at March 29, 2002 compared to 28% at December 28, 2001. Our long-term obligations at March 29, 2002 consisted primarily of a $71.0 million term loan.

In January 2001, we entered into a $60.0 million credit facility consisting of a $40.0 million term loan and a $20.0 million revolving line of credit. In June 2001, we amended our credit facility to facilitate the acquisition of Greatbatch-Sierra. The amendment provided for a $100.0 million facility consisting of an $80.0 million term loan and a $20.0 million revolving line of credit. Both the term loan and revolving line of credit have a term of five years, maturing in July 2006. The amended credit facility is secured by our accounts receivable and inventories and requires us to comply with various quarterly financial covenants related to EBITDA, as defined in the credit agreement, and ratios of leverage, interest and fixed charges as they relate to EBITDA. The Company is in compliance with these quarterly financial covenants. Both the term loan and revolving line of credit bear interest at a rate that varies with our level of leverage. Through March 29, 2002, the applicable interest rates for both the term loan and the revolving line of credit were prime less 0.75%, or the London Interbank Offered Rate, or LIBOR, plus 1.25%, at the Company's option.

At March 29, 2002, there was $71.0 million outstanding on the term loan and no amounts outstanding under the revolving line of credit. The weighted average interest rate as of April 20, 2002 for the term loan was 3.2%.

Inflation

We do not believe that inflation has had a significant effect on our operations to date.

Impact of Recently Issued Accounting Standards

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB No. 16, "Business Combinations." Effective July 1, 2001, all business combinations in the scope of this new Statement are to be accounted for using one method, the purchase method. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB No. 17, "Intangible Assets." It changes the accounting for goodwill and other intangible assets with indefinite lives from an amortization method to an impairment-only approach. We adopted SFAS No. 142 effective December 29, 2001, which was the first day of fiscal 2002, and have ceased the amortization of goodwill and any other intangible assets with an indefinite life which were recorded in past business combinations. Total amortization expense of intangible assets was $0.9 million ($0.04 before tax, per diluted share) for the quarter ended March 29, 2002 and $1.6 million ($0.09 before tax, per diluted share) for the quarter ended March 30, 2001. For first quarter 2001, reported net loss included $0.7 million ($0.5 million after tax) of amortization expense related to goodwill and other intangible assets with indefinite lives that would not have been amortized if SFAS No. 142 had been in effect for that year. SFAS No. 142 also requires the Company, in the year of adoption and for each year thereafter, to analyze all intangible assets for possible impairment, and to write such assets down to fair market value. The Company has determined that, based on the transitional goodwill impairment test, no impairment of goodwill and other intangible assets has occurred.

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

  You can identify forward-looking statements by terminology such as "may", "will", "should", "could", "expects", "intends", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially from those suggested by these forward-looking statements. In evaluating these statements and our prospects generally, you should carefully consider the factors set forth below. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary factors and to others contained throughout this report. We are under no duty to update any of the forward-looking statements after the date of this report or to conform these statements to actual results.

  Although it is not possible to create a comprehensive list of all factors that may cause actual results to differ from the results expressed or implied by our forward-looking statements or that may affect our future results, some of these factors include the following: dependence upon a limited number of customers, product obsolescence, inability to market current or future products, pricing pressure from customers, reliance on third party suppliers for raw materials, products and subcomponents, fluctuating operating results, inability to maintain high quality standards for our products, challenges to our intellectual property rights, product liability claims, inability to successfully consummate and integrate acquisitions, unsuccessful expansion into new markets, competition, inability to obtain licenses to key technology, regulatory changes or consolidation in the healthcare industry, and other risks and uncertainties described in the Company's Annual Report on Form 10-K and other periodic filings with the Securities and Exchange Commission.

  ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

  Under the new credit facility both the term loan and any borrowings under the line of credit bear interest at fluctuating market rates. An analysis of the impact on our interest rate sensitive financial instruments of a hypothetical 10% change in short-term interest rates shows an impact on expected 2002 earnings of approximately $0.2 million of higher or lower earnings, depending on whether short-term rates rise or fall by 10%. The discussion and the estimated amounts referred to above include forward-looking statements of market risk which involve certain assumptions as to market interest rates. Actual future market conditions may differ materially from such assumptions. Accordingly, the forward-looking statements should not be considered projections of future events by the Company.

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

WILSON GREATBATCH TECHNOLOGIES, INC. (Registrant)
Dated: May 10, 2002	By: /s/ Edward F. Voboril Edward F. Voboril President and Chief Executive Officer

By: /s/ Frank J. Forkl, Jr. Frank J. Forkl, Jr. Controller (Principal Financial and Accounting Officer)

  EXHIBIT INDEX
Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation Filed as Exhibit 3.1 to our Registration Statement on Form S-1 (No. 333-37554) filed May 22, 2000, and incorporated by reference herein.
3.2	Amended Bylaws (filed herewith)