Form 10-Q
period 2002-06-28
WILSON GREATBATCH TECHNOLOGIES INC
filed 2002-08-12
CIK 1114483

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
 For The Quarter Ended June 28, 2002

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of August 5, 2002	Common stock, $.001 per value per share	20,935,575 shares

WILSON GREATBATCH TECHNOLOGIES, INC.
TABLE OF CONTENTS FOR FORM 10-Q
QUARTER ENDED JUNE 28, 2002

Wilson Greatbatch Technologies, Inc. Condensed Consolidated Balance Sheets (Unaudited) (In thousands)

	June 28,	December 28,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$40,302	$43,272
Accounts receivable, net	18,834	17,373
Inventories	30,789	29,026
Prepaid expenses and other current assets	1,168	2,316
Deferred income taxes	2,888	2,888
Total current assets	93,981	94,875

Property, plant and equipment, net	48,266	44,149
Intangible assets, net	135,003	137,135
Deferred income taxes	5,417	5,417
Other assets	3,030	1,944
Total assets	$285,697	$283,520
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,211	$6,553
Accrued expenses and other current liabilities	11,652	13,721
Current maturities of long-term debt	13,500	13,005
Total current liabilities	28,363	33,279
Long-term debt	57,897	61,397
Total liabilities	86,260	94,676
Stockholders' equity:
Common stock	21	21
Capital in excess of par value	203,214	200,880
Accumulated deficit	(2,010)	(8,935)
Treasury stock, at cost	(1,788)	(3,122)
Total stockholders' equity	199,437	188,844
Total liabilities and stockholders' equity	$285,697	$283,520

See notes to condensed consolidated financial statements.

Wilson Greatbatch Technologies, Inc. Condensed Consolidated Statements of Operations (Unaudited) (In thousands except per share amounts)

	Three Months Ended	Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2002	2001	2002	2001

Revenues	$38,328	$32,987	$74,631	$62,558
Cost of goods sold	22,729	18,378	43,080	33,938
Gross profit	15,599	14,609	31,551	28,620
Gross margin	41%	44%	42%	46%
Selling, general and administrative expenses	5,354	4,534	11,010	8,314
Research, development and engineering costs, net	3,390	3,371	7,044	6,559
Intangible amortization	886	1,711	1,772	3,350
Operating income	5,969	4,993	11,725	10,397
Interest expense	713	742	1,604	1,470
Interest income	(135)	(14)	(280)	(30)
Other expense, net	38	26	65	85
Income before income taxes and
extraordinary loss	5,353	4,239	10,336	8,872
Provision for income taxes	1,767	1,590	3,411	3,304
Income before extraordinary loss	3,586	2,649	6,925	5,568
Extraordinary loss on retirement of debt, net of tax	0	0	0	(2,994)
Net income	$3,586	$2,649	$6,925	$2,574
Basic earnings per share:
Income before extraordinary loss	$0.17	$0.14	$0.33	$0.30
Extraordinary loss on retirement of debt	0.00	0.00	0.00	(0.16)
Net income	$0.17	$0.14	$0.33	$0.14
Diluted earnings per share:
Income before extraordinary loss	$0.17	$0.14	$0.33	$0.29
Extraordinary loss on retirement of debt	0.00	0.00	0.00	(0.16)
Net income	$0.17	$0.14	$0.33	$0.13
Weighted average shares outstanding
Basic	20,928	18,713	20,900	18,713
Diluted	21,255	19,102	21,261	19,081
See notes to condensed consolidated financial statements.

Wilson Greatbatch Technologies, Inc. Condensed Consolidated Statements of Cash Flows (Unaudited) (In thousands)
	Six Months Ended
	June 28, 2002	June 29, 2001

Cash flows from operating activities:
Net income	$6,925	$2,574
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	5,820	6,564
Extraordinary loss on retirement of debt	0	3,019
Deferred financing costs	216	94
Loss on disposal of assets	0	33
Changes in operating assets and liabilities:
Accounts receivable	(1,467)	(4,197)
Inventories	(1,763)	(4,300)
Prepaid expenses and other current assets	62	(1,701)
Accounts payable	(3,342)	2,335
Accrued expenses and other current liabilities	877	3,113
Income taxes	226	979
Net cash provided by operating activities	7,554	8,513
Cash flows from investing activities:
Acquisition of property, plant and equipment	(8,021)	(2,514)
Increase in intangible assets	0	(2,453)
Increase in other assets	0	(50)
Acquisition of Greatbatch-Sierra, net of cash acquired	0	(47,394)
Net cash used in investing activities	(8,021)	(52,411)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	0	87,000
Principal payments of long-term debt	(3,005)	(42,272)
Issuance of common stock	502	16
Net cash (used in) provided by financing activities	(2,503)	44,744
Net (decrease) increase in cash and cash equivalents	(2,970)	846
Cash and cash equivalents, beginning of period	43,272	16
Cash and cash equivalents, end of period	$40,302	$862

See notes to condensed consolidated financial statements.

WILSON GREATBATCH TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Quarter Ended June 28, 2002
 (Unaudited)

1.       Basis of Presentation

The accounting policies used in preparing these statements are the same as those used in preparing the consolidated financial statements of Wilson Greatbatch Technologies, Inc., and its subsidiaries, (collectively, the "Company") for the year ended December 28, 2001. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 28, 2001.

The foregoing balance sheet as of June 28, 2002, statements of operations for the three months and six months ended June 28, 2002 and June 29, 2001 and statements of cash flows for the six months ended June 28, 2002 and June 29, 2001 are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of the results of these interim periods. The results of operations for the six months ended June 28, 2002 are not necessarily indicative of results to be expected for the entire year or for any other period.

Supplemental Cash Flow Information (in thousands):

	Six Months Ended
	June 28,	June 29,
	2002	2001

Cash paid during the year for:

Interest	$ 1,457	$ 1,270
Income taxes	3,171	984

2.       Subsequent Event - Acquisition

On July 9, 2002, the Company completed the acquisition of Globe Tool and Manufacturing Company, Inc., ("Globe") of Minneapolis, Minnesota. Globe is a leading manufacturer of high-precision titanium cases for implantable medical devices, including pacemakers and cardioverter defibrillators. The acquisition was completed by acquiring all of the outstanding stock of Globe from Charter Oak Partners of Westport Connecticut, and the other Shareholders of Globe, for approximately $48 million in cash and the assumption of approximately $9 million of debt.

In conjunction with the acquisition, the Company amended its existing $100 million credit facility with a consortium of banks by increasing the total size to $120 million. The amended facility consists of a $100 million term loan and a $20 million revolving line of credit.

The acquisition will be recorded under the purchase method of accounting in the third quarter of 2002 and accordingly, the results of the operations will be included in the consolidated financial statements from the date of acquisition.

3.       Inventories

Inventories consist of the following (in thousands):
	June 28, 2002	December 28, 2001

Raw material	$ 14,616	$ 13,894

Work-in-progress	10,581	9,955

Finished goods	5,592	5,177

Total	$ 30,789	$ 29,026

4.        Goodwill and Other Intangible Assets, Net

Intangible assets consist of the following (in thousands):
	June 28, 2002	December 28, 2001

Goodwill, net of accumulated amortization of $8,679 and $5,942	$ 81,525	$ 76,883

Trademark and names, net of accumulated amortization of $3,235	28,923	28,923

Patented technology, net of accumulated amortization of $6,189 and $5,363	15,686	16,512

Other intangible assets, net of accumulated amortization of $7,872 and $9,297	8,869	14,817

Total	$135,003	$137,135

Pursuant to the implementation of Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," assembled workforce has been reclassified to goodwill as of December 29, 2001, the first day of fiscal 2002. The net book value of assembled workforce of $4,642 and accumulated amortization of $2,737 has been re-characterized from other intangible assets to goodwill.

The following tables reflect consolidated results for the six months and quarter ended June 28, 2002 and June 29, 2001 with data adjusted as though the adoption of SFAS No. 141 and SFAS No. 142, "Goodwill and Other Intangible Assets," had occurred as of the beginning of the these periods (in thousands except per share amounts):

Three Months Ended
	June 28, 2002	June 29, 2001

Reported income before extraordinary loss	$ 3,586	$ 2,649

Add: Goodwill amortization, net of tax	-	234
Add: Assembled workforce amortization, net of tax	-	100
Add: Trademark and names amortization, net of tax	-	117

Adjusted income before extraordinary loss	3,586	3,100

Less: Extraordinary loss on retirement of debt, net of tax	-	-

Adjusted net income	$ 3,586	$ 3,100

Basic earnings per share:

Reported income before extraordinary loss	$ 0.17	$ 0.14
Adjusted income before extraordinary loss	$ 0.17	$ 0.17
Adjusted net income	$ 0.17	$ 0.17

Diluted earnings per share:

Reported income before extraordinary loss	$ 0.17	$ 0.14
Adjusted income before extraordinary loss	$ 0.17	$ 0.16
Adjusted net income	$ 0.17	$ 0.16

June 29,
2001

$ 5,568

	Six Months Ended
	June 28, 2002	June 29, 2001
Reported income before extraordinary loss	$ 6,925	$ 5,568

Add: Goodwill amortization, net of tax	-	468
Add: Assembled workforce amortization, net of tax	-	200
Add: Trademark and names amortization, net of tax	-	234

Adjusted income before extraordinary loss	6,925	6,470

Less: Extraordinary loss on retirement of debt, net of tax	-	(2,994)

Adjusted net income	$ 6,925	$ 3,476

Basic earnings per share:

Reported income before extraordinary loss	$ 0.33	$ 0.30
Adjusted income before extraordinary loss	$ 0.33	$ 0.35
Adjusted net income	$ 0.33	$ 0.19

Diluted earnings per share:

Reported income before extraordinary loss	$ 0.33	$ 0.29
Adjusted income before extraordinary loss	$ 0.33	$ 0.34
Adjusted net income	$ 0.33	$ 0.18

5.       Comprehensive Income

For all periods presented, the Company's only component of comprehensive income is its net income for those periods.

6.       Business Segment Information

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

The Company's medical segment includes three product lines that have been aggregated because they share similar characteristics in the areas of products, production processes, types of customers, methods of distribution and regulatory environment. The three product lines are implantable power sources, capacitors and medical components.

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
	Three Months Ended		Six Months Ended
	June 28, 2002	June 29, 2001	June 28, 2002	June 29, 2001
Revenues:
Medical	$ 31,638	$25,932	$ 61,951	$ 48,514
Commercial power sources	6,690	7,055	12,680	14,044

Total revenues	$ 38,328	$ 32,987	$ 74,631	$ 62,558

Segment income from operations:
Medical	$ 9,967	$ 9,010	$ 19,983	$ 17,426
Commercial power sources	2,117	2,351	4,169	4,928

Total segment income from operations	12,084	11,361	24,152	23,354

Unallocated	(6,731)	(7,122)	(13,816)	(13,482)

Income before income taxes and extraordinary loss	$ 5,353	$ 4,239	$ 10,336	$ 8,872

7.       Impact of Recently Issued Accounting Standards

In August 2001, the Financial Accounting Standards Board (FASB), also issued Statement of Financial Accounting Standards No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets (SFAS No. 143). SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The Company expects that the provisions of SFAS No. 143 will not have a material impact on its consolidated financial statements upon adoption. The Company plans to adopt SFAS No. 143 effective December 30, 2002, the beginning of fiscal year 2003.

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

Results of Operations

Revenues

Total revenues for the quarter ended June 28, 2002 were $38.3 million, a $5.3 million, or 16%, increase from $33.0 million for the second quarter of 2001. The increase included revenues in the second quarter of 2002 of Greatbatch-Sierra, which we acquired in June 2001.

Medical. Total medical revenues for the three months ended June 28, 2002 were $31.6 million, a $5.7 million, or 22%, increase from the $25.9 million for the second quarter of 2001. Implantable power source revenues for the second quarter of 2002 were $12.8 million, an increase of $0.7 million, or 6%, from $12.1 million for the quarter ended June 29, 2001. This increase was primarily due to increased customer demand for our implantable cardioverter defibrillators (ICD) batteries as well as CFx and Lithium Ion cells. Emerging Technologies is a new business unit within the Company in 2002. This business unit includes implantable drug pumps and rechargeable lithium-ion battery technology for implantable devices, such as in hearing-assist, artificial heart, and left ventricular assist devices. This unit had revenues for the quarter ended June 28, 2002 of $0.2 million. Capacitor revenues for the quarter ended June 28, 2002 were $5.6 million, an increase of $1.2 million, or 28%, from $4.3 million in the second quarter of 2001. The increase is attributable to the acceptance of our capacitors in the defibrillator market. Sales of medical components were $13.0 million for the second quarter of 2002, an increase of $3.5 million, or 37%, from $9.5 million in the quarter ended June 29, 2001. The increase was primarily due to the inclusion of revenues from Greatbatch-Sierra.

Total medical revenues for the six months ended June 28, 2002 were $62.0 million, a $13.4 million, or 28% increase from $48.5 million for the first half of 2001. Implantable power source revenues for the first half of 2002 were $25.2 million, a $1.9 million or an 8% increase, from $23.3 million for the six months ended June 29, 2001. This increase is primarily due to our customers' increased demand for ICD batteries. Partially offsetting this increase was a $0.5 million decline in royalty revenues as compared to the prior year's first half. These royalties were payable from Medtronic on patents that have subsequently expired. Emerging Technologies revenues for the first half of 2002 were $0.8 million. Capacitor revenues for the six months ended June 28, 2002 were $11.3 million, an increase of $3.5 million, or 44%, from $7.8 million for the first half of 2001. This revenue growth is attributable to increased demand for capacitors over 2001 levels. Sales of medical components were $24.6 million during the six months ended June 28, 2002, an increase of $7.2 million, or 41%, from $17.4 million for the first half of 2001. This increase was primarily due to the inclusion of revenues from Greatbatch-Sierra in 2002.

Commercial. Commercial power sources revenues for the quarter ended June 28, 2002 were $6.7 million, a decrease of $0.4 million, or 5%, from $7.1 million for the second quarter of 2001. Commercial power sources revenues for the first half of 2002 were $12.7 million, a decrease of $1.3 million, or 10%, from $14.0 million for the six months ended June 29, 2001. For both the quarter, and the year to date periods, the decrease was related to a decreased level of exploration in the oil and gas industry.

Gross profit

Gross profit for the quarter ended June 28, 2002 was $15.6 million, an increase of $1.0 million, or 7%, from $14.6 million for the second quarter of 2001. Gross margin for the second quarter of 2002 decreased to 41% from 44% for the second quarter of 2001. The decline was primarily due to manufacturing and production yield issues at Greatbatch-Sierra.

Gross profit for the six months ended June 28, 2002 was $31.6 million, an increase of $3.0 million, or 10%, from $28.6 million for the first half of 2002. Gross margin for the first half of 2002 decreased to 42% from 46% for the first half of 2001. Manufacturing and production yield issues at Greatbatch-Sierra, along with reduced royalty revenues compared to the first half of 2001, were the primary contributors to the reduced gross profit rate.

Selling, general and administrative expenses

Selling, general and administrative expenses for the quarter ended June 28, 2002 were $5.4 million, an increase of $0.8 million, or 18%, from $4.5 million for the three months ended June 29, 2001. As a percentage of total revenues, selling, general and administrative expenses in the second quarter of 2002 remained constant at 14% as compared to the same period in 2001.

Selling, general and administrative expenses for the six months ended June 28, 2002 were $11.0 million, an increase of $2.7 million, or 32%, from $8.3 million for the first half of 2001. As a percentage of total revenues, selling, general and administrative expenses in the first half of 2002 were 15%, as compared to 13% in the first half of 2001. The increase in selling, general and administrative expenses is primarily due to the inclusion of costs associated with Greatbatch-Sierra in 2002, costs associated with our Six Sigma™ quality initiatives, the development of our Emerging Technologies infrastructure, and expenses related to ongoing patent activity.

Research, development and engineering expenses

Research, development and engineering expenses for both the quarter ended June 28, 2002 and the quarter ended June 29, 2001 were $3.4 million. As a percentage of total revenues, research, development and engineering expenses were 9% in the second quarter of 2002 as compared to 10% for the second quarter of 2001.

Research, development and engineering expenses for the six months ended June 28, 2002 were $7.0 million, an increase of $0.4 million, or 7%, from $6.6 million in the first half of 2001. As a percentage of total revenues, research, development and engineering expenses were 9% in the first half of 2002 as compared to 10% for the first half of 2001. We expect to maintain our spending on research, development and engineering at a level that will support the new technologies demanded by the implantable medical device markets.

Other expenses

Intangible amortization for the second quarter of 2002 was $0.9 million as compared to $1.7 million for the three months ended June 29, 2001. For the first half of 2002, intangible amortization was $1.8 million as compared to $3.4 million for the six months ended June 29, 2001. The reduction in amortization expense for both the quarter, and year to date periods was due to cessation of the amortization for goodwill and other intangible assets with indefinite lives effective December 29, 2001, the beginning of our fiscal year 2002.

Net interest expense was $0.5 million for the quarter ended June 28, 2002, a decrease of $0.2 million, or 21% from $0.7 million for the quarter ended June 29, 2001. For the six months ended June 28, 2002, interest expense was $1.3 million, a decline of $0.1 million, or 8%, from $1.4 million for the first half of 2001. The decrease in both periods is primarily due to increased interest income earned on investments.

Provision for income taxes

Our effective tax rate for the second quarter, and first six months of 2002 was 33.0% as compared to 37.5% and 37.2% for the second quarter, and first half of 2001. Our effective tax rate in 2002 is anticipated to decline relative to 2001 due to the benefits of tax planning projects.

Income before extraordinary loss

Income before extraordinary loss was $3.6 million in the second quarter of 2002 versus $2.6 million for the second quarter of 2001. For the six months ended June 28, 2002, income before extraordinary loss was $6.9 million as compared to $5.6 million for the first half of 2001. The increase for both periods was primarily due to the increase in operating income, the decrease in interest expense, and the reduced tax rate in 2002 as compared to 2001. Diluted earnings per share from continuing operations were $0.17 for the second quarter of 2002 and $0.14 for the second quarter of 2001. Diluted earnings per share from continuing operations were $0.33 for the first half of 2002 and $0.29 for the first half of 2001.

If the provisions of SFAS No. 142 had been implemented on the first day of fiscal year 2001, income from continuing operations and diluted earnings per share from continuing operations for second quarter 2001 would have been $3.1 million and $0.16, respectively. For the first half of 2001, income from continuing operations and diluted earnings per share would have been $6.5 million and $0.34, respectively.

Extraordinary loss

The extraordinary loss of $3.0 million, net of taxes, for the six months ended June 29, 2001 has no comparable amount in 2002. The loss in 2001 was associated with the restructuring of our long-term debt in the first quarter of 2001 and the related write-off of deferred financing fees, a call premium paid, and loan discounts associated with the previous long-term debt.

Net income

Net income for the three months ended June 28, 2002 was $3.6 million as compared to net income of $2.6 million for the second quarter of 2001. This increase was primarily due to the increase in operating income, the decrease in interest expense, and the reduced tax rate in 2002 as compared to 2001. Diluted earnings per share for the second quarter of 2002 were $0.17 versus $0.14 per diluted share for the second quarter of 2001. If SFAS No. 142 had been implemented on the first day of fiscal year 2001, net income and diluted earnings per share for second quarter 2001 would have been $3.1 million and $0.16, respectively.

Net income for the first half of 2002 was $6.9 million as compared to net income of $2.6 million for first half of 2001. This increase was due to the increase in operating income, the decrease in interest expense, and the reduced tax rate in 2002 as compared to 2001, as well as the extraordinary loss in 2001 that is not present in 2002. Diluted earnings per share for the first half of 2002 were $0.33 versus $0.13 per diluted share for the first half of 2001. If SFAS No. 142 had been implemented on the first day of fiscal year 2001, net income and diluted earnings per share for the first half of 2001 would have been $3.5 million and $0.18, respectively.

Liquidity and Capital Resources

Overview

The restructuring of our senior and subordinated debt in 2001 at more favorable terms, the receipt of the proceeds from our secondary offering of stock in July 2001, and the acquisition of Greatbatch-Sierra contributed to a solid balance sheet position at June 28, 2002. Total assets at June 28, 2002 were $285.7 million compared to $283.5 million at December 28, 2001.

Liquidity

At June 28, 2002 we had $40.3 million of cash and cash equivalents. Cash provided by operating activities for the six month period ended June 28, 2002 was $7.6 million as compared to $8.5 million for the same period ended June 29, 2001. While higher net income in the first half of 2002 had a positive effect on cash provided by operating activities as compared to the first half of 2001, this increase was off-set by a year to year net reduction in accounts payable of $5.7 million, attributable to normal payment patterns on payable balances outstanding.

Net cash used in investing activities was $8.0 million in the six months ended June 28, 2002 as compared to a use of $52.4 million in the six months ended June 29, 2001. The acquisition of Greatbatch-Sierra represents $47.4 million of the usage for the period ended June 29, 2001. Capital expenditures were $8.0 million and $2.5 million for the first half of 2002 and 2001, respectively.

Cash used by financing activities for the six month period ending June 28, 2002 was $2.5 million, compared with cash provided by financing activities of $44.7 million for the same period ended June 29, 2001. In the first six months of 2002, substantially all of the cash used in financing activities was for debt repayment. In the first half of 2001, we used $40.0 million of proceeds from a new term loan to pay off the remaining $15.2 million of our senior debt and the remaining $18.3 million of our 13% subordinated notes. In June 2001, we amended our credit facility to borrow an additional $47.0 million in order to finance the acquisition of Greatbatch-Sierra.

We believe that cash generated from operations and available credit lines will be sufficient to meet our working capital needs and planned capital expenditures for the near term. Capital expenditures for 2002 are expected to increase from historical levels, as we invest in increased production capacity and product development opportunities. These investments include completion of an expansion to our research and development facilities, which began in 2001.

We acquired Globe Tool and Manufacturing, Inc. (Globe) effective July 9, 2002. We paid $48.0 million in cash, assumed debt of $9.0 million, and paid $2.0 million in acquisition related expenses. We used $30.0 million of cash on hand and financed the balance of the acquisition with bank debt. In order to fund the acquisition, we amended our existing credit facility in July 2002 by $20 million, from $100 million to $120 million in total. Under the terms of our credit agreement, the increased leverage ratio will raise our interest expense by approximately 1% point, to 4.3% at current London Interbank Offered Rates, or LIBOR rates. The use of cash on hand for the acquisition will also lower our interest income by approximately $0.5 million annually.

Capital Structure

Our capital structure consists of interest-bearing debt and equity. Interest-bearing debt as a percentage of our total capitalization decreased to 26% at June 28, 2002 compared to 28% at December 28, 2001. Our long-term debt at June 28, 2002 consisted primarily of the $71.0 million term loan.

In January 2001, we entered into a $60.0 million credit facility consisting of a $40.0 million term loan and a $20.0 million revolving line of credit. In June 2001, we amended our credit facility to facilitate the acquisition of Greatbatch-Sierra. The amendment provided for a $100.0 million facility consisting of an $80.0 million term loan and a $20.0 million revolving line of credit. Both the term loan and revolving line of credit have a term of five years, maturing in July 2006. The amended credit facility is secured by our accounts receivable and inventories and requires us to comply with various quarterly financial covenants related to EBITDA, as defined in the credit agreement, and ratios of leverage, interest and fixed charges as they relate to EBITDA. The Company is in compliance with these quarterly financial covenants. Both the term loan and revolving line of credit bear interest at a rate that varies with our level of leverage. Through June 28, 2002, the applicable interest rates for both the term loan and the revolving line of credit were prime less 0.75%, or LIBOR, plus 1.25%, at the Company's option.

At June 28, 2002, there was $71.0 million outstanding on the term loan and no amounts outstanding under the revolving line of credit. The weighted average interest rate as of June 28, 2002 for the term loan was 3.2%.

Inflation

We do not believe that inflation has had a significant effect on our operations to date.

Impact of Recently Issued Accounting Standards

In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets (SFAS No. 143). SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The Company expects that the provisions of SFAS No. 143 will not have a material impact on its consolidated financial statements upon adoption. The Company plans to adopt SFAS No. 143 effective December 30, 2002, the beginning of fiscal year 2003.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Under the existing credit facility prior to the Globe acquisition, both the term loan and any borrowings under the line of credit bear interest at fluctuating market rates. An analysis of the impact on our interest rate sensitive financial instruments of a hypothetical 10% change in short-term interest rates shows an impact on expected 2002 earnings of approximately $0.3 million of higher or lower earnings, depending on whether short-term rates rise or fall by 10%. The discussion and the estimated amounts referred to above include forward-looking statements of market risk which involve certain assumptions as to market interest rates. Actual future market conditions may differ materially from such assumptions. Accordingly, the forward-looking statements should not be considered projections of future events by the Company.

PART II - OTHER INFORMATION

ITEM 1.    Legal Proceedings.

                    None.

ITEM 2.    Changes in Securities and Use of Proceeds.

                    None.

ITEM 3.    Defaults Upon Senior Securities.

                    None.

ITEM 4.    Submission of Matters to a Vote of Security Holders.

At the Company's Annual Meeting of stockholders held on May 17, 2002, the stockholders approved the following:

(a)	A proposal to elect six directors of the Company to serve until the next annual meeting of stockholders or until their successors are duly elected and qualified, as follows:
Director	Votes For	Votes Withheld
Edward F. Voboril	14,521,998	3,914,827
Robert E. Rich, Jr.	13,936,465	4,500,360
Bill R. Sanford	18,301,588	135,237
Peter H. Soderberg	18,300,538	136,287
William B. Summers, Jr.	18,259,368	177,457
Henry Wendt	18,258,681	178,144
There were no broker non-votes.
(b)	A proposal to ratify the adoption of the Company's Non-employee Director Stock Incentive Plan. The proposal received at least 16,468,004 votes for, and 1,957,812 votes against, adoption. There were 11,009 abstentions and no broker non-votes.
(c)	A proposal to ratify the reappointment of Deloitte & Touche LLP to serve as independent auditors of the Company for 2002. The proposal received at least 17,379,530 votes for, and 1,055,213 shares voted against, ratification. There were 2,082 abstentions and no broker non-votes.

ITEM 5.    Other Information.

                    None.

ITEM 6.    Exhibits and Reports on Form 8-K.

(a)	Exhibits
See the Exhibit Index for a list of those exhibits filed herewith.

(b)	Reports on Form 8-K
None.

EXHIBIT INDEX

Exhibit No.	Description

4.1	Registration Rights Agreement dated February 14, 2002 among Wilson Greatbatch Technologies, Inc., DLJ Merchant Banking Partners II, L.P. DLJMB Funding II, Inc., DLJ Merchant Banking Partners II-A, L.P., DLJ Diversified Partners, L.P., DLJ Diversified Partners-A, L.P., DLJ Millennium Partners, L.P., DLJ First ESC L.L.C. DLJ Offshore Partners II, C.V., DLJ EAB Partners, L.P., UK Investment Plan 1997 Partners.

99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILSON GREATBATCH TECHNOLOGIES, INC. (Registrant)

Dated: August 12, 2002	By: /s/ Edward F. Voboril Edward F. Voboril President and Chief Executive Officer

By: /s/ Lawrence P. Reinhold Lawrence P. Reinhold Chief Financial Officer