Form 10-Q
period 2002-09-30
WILSON GREATBATCH TECHNOLOGIES INC
filed 2002-11-12
CIK 1114483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarter Ended September 27, 2002

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of November 1, 2002	Common stock, $.001 per value per share	20,995,073 shares

WILSON GREATBATCH TECHNOLOGIES, INC.
TABLE OF CONTENTS FOR FORM 10-Q
QUARTER ENDED September 27, 2002

Wilson Greatbatch Technologies, Inc.
 Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands)

	Sept. 27,	Dec. 28,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$3,325	$43,272
Accounts receivable, net	22,303	17,373
Inventories	32,307	29,026
Prepaid expenses and other current assets	3,768	2,316
Deferred income taxes	2,916	2,888
Total current assets	64,619	94,875
Property, plant and equipment, net	58,313	44,149
Intangible assets, net	177,878	137,135
Deferred income taxes	4,061	5,417
Other assets	1,825	1,944
Total assets	$306,696	$283,520

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,813	$6,553
Accrued expenses and other current liabilities	13,864	13,721
Current maturities of long-term debt	4,250	13,005
Total current liabilities	22,927	33,279
Long-term debt	81,500	61,000
Other long-term liabilities	397	397
Total liabilities	104,824	94,676
Stockholders' equity:
Common stock	21	21
Capital in excess of par value	202,258	200,880
Retained earnings (accumulated deficit)	467	(8,935)
Treasury stock, at cost	(874)	(3,122)
Total stockholders' equity	201,872	188,844
Total liabilities and stockholders' equity	$306,696	$283,520

See notes to condensed consolidated financial statements.

Wilson Greatbatch Technologies, Inc.
 Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands except per share amounts)

Three Months Ended			Nine Months Ended
Sept. 27, 2002		Sept. 28, 2001	Sept. 27, 2002	Sept. 28, 2001

Revenues	$45,350	$38,325	$119,981	$100,883
Cost of revenues	26,478	21,677	69,558	55,615
Gross profit	18,872	16,648	50,423	45,268
Gross margin	42%	43%	42%	45%
Selling, general and administrative expenses	6,300	4,695	17,310	13,007
Research, development and engineering costs, net	3,470	3,237	10,514	9,797
Intangible amortization	1,037	2,169	2,809	5,519
Write-off of noncompete agreement	1,723	-	1,723	-
Operating income	6,342	6,547	18,067	16,945
Interest expense	1,098	1,360	2,702	2,830
Interest and investment income	(34)	(201)	(314)	(231)
Write-off of investment in unrelated company	1,547	-	1,547	-
Other expense, net	34	52	99	138
Income before income taxes and extraordinary loss	3,697	5,336	14,033	14,208
Provision for income taxes	1,220	2,024	4,631	5,328
Income before extraordinary loss	2,477	3,312	9,402	8,880
Extraordinary loss on retirement of debt, net of tax	-	-	-	(2,994)
Net income	$2,477	$3,312	$9,402	$5,886
Basic earnings per share:
Income before extraordinary loss	$0.12	$0.17	$0.45	$0.46
Extraordinary loss on retirement of debt	-	-	-	(0.15)
Net income	$0.12	$0.17	$0.45	$0.31
Diluted earnings per share:
Income before extraordinary loss	$0.12	$0.16	$0.44	$0.45
Extraordinary loss on retirement of debt	-	-	-	(0.15)
Net income	$0.12	$0.16	$0.44	$0.30
Weighted average shares outstanding
Basic	20,966	20,044	20,922	19,157
Diluted	21,265	20,426	21,263	19,529

See notes to condensed consolidated financial statements.

Wilson Greatbatch Technologies, Inc.
 Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

Nine Months Ended
Sept. 27, 2002	Sept. 28, 2001

Cash flows from operating activities:
Net income	$9,402	$5,886
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,438	10,613
Writeoff of noncompete agreement	1,723	-
Writeoff of investment in unrelated company	1,547	-
Extraordinary loss on retirement of debt	-	3,019
Loss on disposal of assets	40	37
Changes in operating assets and liabilities:
Accounts receivable	(3,378)	(8,681)
Inventories	(151)	(6,744)
Prepaid expenses and other current assets	(76)	(2,189)
Accounts payable	(2,601)	1,548
Accrued expenses and other current liabilities	(476)	4,770
Income taxes	373	2,374
Net cash provided by operating activities	15,841	10,633
Cash flows from investing activities:
Acquisition of property, plant and equipment	(11,726)	(4,953)
Proceeds from sale of property, plant and equipment	13	-
Increase in intangible assets	(344)	(2,777)
Increase in other long-term assets	(92)	-
Net cash effect of acquisitions	(46,972)	(46,913)
Net cash used in investing activities	(59,121)	(54,643)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	32,000	87,000
Principal payments of long-term debt	(29,130)	(42,276)
Costs related to public offering of stock	(39)	(695)
Issuance of common stock	502	43,606
Net cash provided by financing activities	3,333	87,635
Net (decrease) increase in cash and cash equivalents	(39,947)	43,625
Cash and cash equivalents, beginning of period	43,272	16
Cash and cash equivalents, end of period	$3,325	43,641

See notes to condensed consolidated financial statements.

WILSON GREATBATCH TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Quarter and Nine Months Ended September 27, 2002
(Unaudited)

Note 1. Basis of Presentation

The accounting policies used in preparing these statements are the same as those used in preparing the consolidated financial statements of Wilson Greatbatch Technologies, Inc., a holding company, and its wholly owned subsidiaries (collectively, the "Company") for the year ended December 28, 2001. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 28, 2001.

The foregoing balance sheet as of September 27, 2002, statements of operations for the three months and nine months ended September 27, 2002 and September 28, 2001 and statements of cash flows for the nine months ended September 27, 2002 and September 28, 2001 are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of the results of these interim periods. The results of operations for the nine months ended September 27, 2002 are not necessarily indicative of results to be expected for the entire year or for any other period.

Note 2. Acquisition

On July 9, 2002, the Company completed the acquisition of Globe Tool and Manufacturing Company, Inc., (now known as "Greatbatch-Globe") of Minneapolis, Minnesota. Greatbatch-Globe is a leading manufacturer of high-precision titanium enclosures for implantable medical devices, including pacemakers and cardioverter defibrillators. The acquisition was completed by purchasing all of the outstanding stock of Greatbatch-Globe, for approximately $48 million in cash and the assumption of approximately $9 million of debt.

The acquisition was accounted for using the purchase method and, accordingly, the results of the operations are included in the consolidated financial statements from the date of acquisition.

The assets acquired and liabilities assumed were recorded at their estimated fair values. The excess of the purchase price over the fair value of net assets acquired was recorded as goodwill. Unaudited pro forma consolidated results of operations information, assuming the acquisition of Greatbatch-Globe had taken place on January 1, 2001, are as follows (in thousands, except per share amounts):

		Nine Months Ended September 27, 2002		Nine Months Ended September 28, 2001

Revenues		130,844		116,194
	$		$
Income before extraordinary loss on retirement of debt		$10,737		$8,933
Net income		$10,737		$5,939
Diluted earnings per share:
Income before extraordinary loss on retirement of debt		$0.50		$0.46
Net income		$0.50		$0.30

Such pro forma results of operations should be read in conjunction with the Company's condensed consolidated financial statements set forth in this filing. The pro forma amounts do not purport to be indicative of the actual results that would have occurred had the transaction been consummated on January 1, 2001, or of the future results of operations.

Note 3. Credit Facility Amendment

In July 2002, in conjunction with the acquisition of Greatbatch-Globe, the Company amended its $100.0 million credit facility with a consortium of banks by increasing the total size of the facility to $120.0 million.

The amended facility consists of a $100.0 million term loan and a $20.0 million revolving line of credit. As of September 27, 2002, the balance for the term loan was $85.8 million, and there was no amount outstanding under the revolving line of credit. Both the term loan and the revolving line of credit have a term of five years, maturing in July 2007. The new credit agreement is secured by the Company's accounts receivable and inventories and requires the Company to comply with various quarterly financial covenants related to EBITDA, as it is defined in the credit agreement, and ratios of leverage, interest, fixed charges, and capitalization as they relate to EBITDA. Both the term loan and the revolving line of credit bear interest at a rate that varies with the Company's level of leverage. At current leverage levels, the applicable interest rates for both the term loan and revolving line of credit are prime plus 0.25% or LIBOR (London InterBank Offered Rate), plus 2.375%, at the Company's option. At September 27, 2002, the weighted average interest rate for the term loan was 4.3%.

Maturities of long-term debt are as follows (in thousands):

2002	$-
2003	5,125
2004	18,125
2005	20,625
2006	23,125
Thereafter	18,750
Total	85,750
Less amounts included in current liabilities	(4,250)
Long-term debt	$81,500

Note 4. Inventories

Inventories consist of the following (in thousands):

	September 27, 2002	December 28, 2001

Raw material	$14,327	$13,894

Work-in-process	12,899	9,955

Finished goods	5,081	5,177

Total	$32,307	$29,026

Note 5. Intangible Assets

Intangible assets consist of the following (in thousands):

	September 27, 2002	December 28, 2001

Goodwill, net of accumulated amortization of $8,679 and $5,942	$116,696	$76,883

Trademark and names, net of accumulated amortization of $3,235	30,683	28,923

Patented technology, net of accumulated amortization of $6,602 and $5,363	15,273	16,512

Other intangible assets, net	15,227	14,817

Total	$177,879	$137,135

The allocation of purchase price to intangible assets, goodwill, and identifiable assets acquired in the Greatbatch-Globe acquisition has been completed, and any required adjustments were recorded during the third quarter. Amounts reported above as of September 27, 2002, include the Greatbatch-Globe intangible assets.

During September 2002, the remaining $1.7 million net book value attributable to the Greatbatch-Hittman Noncompete/Employment Agreement was written off as Mr. Fred Hittman passed away in September 2002.

Pursuant to the implementation of Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," assembled workforce has been reclassified to goodwill as of December 29, 2001, the first day of fiscal 2002. The net book value of assembled workforce of $4,642 and accumulated amortization of $2,737 has been re-characterized from other intangible assets to goodwill.

The following tables reflect consolidated results for the nine month and quarter ended September 27, 2002, and September 28, 2001, with data adjusted as though the adoption of SFAS No. 141 and SFAS No. 142, "Goodwill and Other Intangible Assets," had occurred as of the beginning of the these periods (in thousands except per share amounts):

Three Months Ended
Sept. 27, 2002	Sept. 28, 2001
Reported net income before extraordinary loss	$2,477	$3,312

Add: Goodwill amortization, net of tax	-	432
Add: Assembled workforce amortization, net of tax	-	99
Add: Trademark and names amortization, net of tax	-	137

Adjusted income before extraordinary loss	2,477	3,980
Less: Extraordinary loss on retirement of debt, net of tax	-	-
Adjusted net income	$2,477	$3,980
Basic earnings per share:
Reported income before extraordinary loss	$0.12	$0.17
Adjusted income before extraordinary loss	$0.12	$0.20
Adjusted net income	$0.12	$0.20

Diluted earnings per share:

Reported income before extraordinary loss	$0.12	$0.16
Adjusted income before extraordinary loss	$0.12	$0.19
Adjusted net income	$0.12	$0.19

Nine Months Ended
Sept. 27, 2002	Sept. 28, 2001

Reported income before extraordinary loss	$9,402	$8,880

Add: Goodwill amortization, net of tax	-	899
Add: Assembled workforce amortization, net of tax	-	298
Add: Trademark and names amortization, net of tax	-	370

Adjusted income before extraordinary loss	9,402	10,447

Less: Extraordinary loss on retirement of debt, net of tax	-	(2,994)

Adjusted net income	$9,402	$7,453

Basic earnings per share:

Reported income before extraordinary loss	$0.45	$0.46
Adjusted income before extraordinary loss	$0.45	$0.55
Adjusted net income	$0.45	$0.40

Diluted earnings per share:

Reported income before extraordinary loss	$0.44	$0.45
Adjusted income before extraordinary loss	$0.44	$0.53
Adjusted net income	$0.44	$0.38

Note 6. Comprehensive Income

For all periods presented, the Company's only component of comprehensive income is its net income for those periods.

Note 7. Business Segment Information

The company operates its business in two reportable segments: medical technology and commercial power sources. The medical technology segment designs and manufactures batteries, capacitors, filtered feedthroughs, engineered components and enclosures used in implantable medical devices. The commercial power sources segment designs and manufactures high performance batteries for use in aerospace, oil and gas exploration and oceanographic equipment.

The Company's medical technology segment includes multiple product lines that have been aggregated because they share similar economic characteristics and similarities in the areas of products, production processes, types of customers, methods of distribution and regulatory environment.

The reportable segments are separately managed, and their performance is evaluated based on numerous factors, including income from operations. Mangement defines segment income from operations as gross profit less costs and expenses attributable to segment specific selling, general and administrative and research, development and engineering expenses. Non-segment specific selling, general and administrative, research, development and engineering expenses, interest expense, intangible amortization and non-recurring items are not allocated to reportable segments. Revenues from transactions between the two segments are not significant. The accounting policies of the segments are the same as those described and referenced in Note 1. All dollars are in thousands.
	Three Months ended		Nine Months ended
	Sept. 27, 2002	Sept. 28, 2001	Sept. 27 2002	Sept. 28 2001
Revenues:
Medical technology	$38,699	$31,870	$100,650	$80,384
Commercial power sources	6,651	6,455	19,331	20,499

Total revenues	$45,350	$38,325	$119,981	$100,883

Segment income from operations:
Medical technology	$10,663	$11,184	$30,646	$28,610
Commercial power sources	2,348	1,942	6,517	6,870

Total segment income from operations	13,011	13,126	37,163	35,480

Unallocated	(9,314)	(7,790)	(23,130)	(21,272)

Income before income taxes and extraordinary loss	$3,697	$5,336	$14,033	$14,208

Note 8. Impact of Recently Issued Accounting Standards

In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS No. 145). This accounting standard, which is effective for fiscal years beginning after May 15, 2002, requires, among other things, that debt certain debt extinguishments will no longer meet the criteria for classification as extraordinary items. The adoption of SFAS No. 145 is not expected to have a material effect on the Company's consolidated financial statements. The Company plans to adopt SFAS No. 143 effective January 3, 2003, the beginning of fiscal year 2003.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit and Disposal Activities (SFAS No. 146). SFAS No. 146 revises the accounting for exit and disposal activities under Emerging Issues Task Force Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity, by spreading out the reporting of expenses related to restructuring activities. Commitment to a plan to exit an activity or dispose of long-lived assets will no longer be sufficient to record a one-time charge for most anticipated costs. Instead, companies will record exit or disposal costs when they are "incurred" and can be measured at fair value, and they will subsequently adjust the recorded liability for changes in estimated cash flows. The provisions of SFAS No. 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002. Companies may not restate previously issued financial statements for the effect of the provisions of SFAS No. 146 and liabilities that a company previously recorded under EITF Issue No. 94-3 are grandfathered. The Company does not expect that the adoption of SFAS No. 146 will have a material impact on its consolidated financial statements. The Company plans to adopt SFAS No. 146 effective January 3, 2003, the beginning of fiscal year 2003.

Note 9. Investment Write-off

In August 1998, the Company sold the assets of a product line to a third party in exchange for shares of stock of the third party. The investment has been accounted for using the cost method and has been included in other assets on the consolidated balance sheet.

The investee is currently in the process of completing a financing transaction with venture capital investors, and the Company is not participating in this financing. The enterprise value implicit in the contemplated venture capital financing indicates that the Company's investment in the investee is less than its carrying value. Accordingly, in September 2002, the remaining net book value of $1.5 million on a pre-tax basis was written off.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our condensed consolidated financial statements (including the notes thereto) included elsewhere herein.

Introduction

We are a leading developer and manufacturer of batteries, capacitors, filtered feedthroughs, engineered components and enclosures used in implantable medical devices. We also develop and manufacture high performance batteries used in other demanding non-medical applications.

Results of Operations - Unaudited
	Three months ended					Nine months ended

In thousands, except per share data	Sept. 27, 2002	Sept. 28, 2001	Change	% Change		Sept. 27, 2002	Sept. 28, 2001	Change	% Change
Revenues	$45,350	$38,325	$7,025	18%		$119,981	$100,883	$19,098	19%
Cost of revenues	26,478	21,677	4,801	22%		69,558	55,615	13,943	25%
Gross profit	18,872	16,648	2,224	13%		50,423	45,268	5,155	11%
Selling, general, and administrative expenses	6,300	4,695	1,605	34%		17,310	13,007	4,303	33%
Research, development and engineering costs, net	3,470	3,237	233	7%		10,514	9,797	717	7%
Intangible amortization	1,037	2,169	(1,132)	(52%	)	2,809	5,519	(2,710)	(49%	)
Write-off of noncompete agreement	1,723	-				1,723	-
Interest expense	1,098	1,360	(262)	(19%	)	2,702	2,830	(128)	(5%	)
Interest income	(34)	(201)	(167)	(83%	)	(314)	(231)	83	36%
Write-off of investment in unrelated company	1,547	-				1,547	-
Other expense, net	34	52	(18)	(35%	)	99	138	(39)	(28%	)
Provision for income taxes	1,220	2,024	(804)	(40%	)	4,631	5,328	(697)	(13%	)
Income before extraordinary loss	2,477	3,312	(835)	(25%	)	9,402	8,880	522	6%
Extraordinary loss	-	-				-	(2,994)
Net income	2,477	3,312	(835)	(25%	)	9,402	5,886	3,516	60%
Diluted earnings per common share from continuing operations	$0.12	$0.16	$(0.04)	(25%	)	$0.44	$0.45	$(0.01)	(2%	)
Extraordinary loss per diluted share	-	-				-	$(0.15)
Diluted earnings per common share from continuing operations	$0.12	$0.16	$(0.04)	(25%	)	$0.44	$0.30	$(0.14)	(47%	)

Revenues - Unaudited

Three months ended	Nine months ended

In thousands	Sept. 27, 2002	Sept. 28, 2001	Change	% Change			Sept. 27, 2002	Sept. 28, 2001	Change	% Change
Medical Technology
Medical Batteries:
ICD's	$7,650	$5,454	$2,196	40%			$21,344	$15,579	$5,765	37%
Pacemakers	5,049	5,851	(802)	(14%	)		15,763	18,344	(2,581)	(14%))
Other Devices	798	800	(2)	(.3%	)		2,475	1,504	971	65%
Total Medical Batteries	$13,497	$12,105	$1,392	11%		$	$ 39,582	$35,427	$4,155	12%
Capacitors	5,894	6,400	(506)	(8%	)		17,194	14,227	2,967	21%
Components	19,308	13,365	5,943	44%			43,874	30,730	13,144	43%
Total Medical Technology	$38,699	$31,870	$6,829	21%			$100,650	$80,384	$20,266	25%
Commercial Power Sources	6,651	6,455	196	3%			19,331	20,499	(1,168)	(6%	)
Total Revenues	$45,350	$38,325	$7,025	18%			$119,981	$100,883	$19,098	19%

The revenues and results of operations of Globe have been included from the date of acquisition, July 9, 2002.

Medical. Total medical technology revenues for the quarter ended September 27, 2002, increased overall from the third quarter of 2001. Medical battery revenues for the third quarter of 2002 increased from third quarter 2001 primarily due to demand for our implantable cardioverter defibrillators (ICD) batteries. Demand for these batteries increased substantially over the third quarter of 2001 while pacemaker, and other device revenues declined. Capacitor revenues for the quarter ended September 27, 2002, decreased from the third quarter of 2001 as the result of the timing of customer orders. Sales of medical components for the third quarter of 2002 increased from the quarter ended September 28, 2001, primarily due to the inclusion of revenues from Greatbatch-Globe, and strong revenues from our filtered feedthrough products.

Total medical technology revenues for the nine months ended September 27, 2002, also increased overall compared to the nine months ended September 28, 2001. Medical battery revenues for the nine months ended September 27, 2002, increased over the prior year mainly due to our customers' increased current demand for ICD batteries. Partially offsetting this increase was a $1.0 million decline in royalty revenues as compared to the prior year's comparable nine month period. These royalties were payable from Medtronic, Inc. on patents that have subsequently expired. Capacitor revenues increased for the nine months ended September 27, 2002, compared to the nine months ended September 28, 2002 as a result of increased demand by our existing customer for capacitors over 2001 levels. The significant increase in sales of medical components for the nine months ended September 27, 2002, over the nine months ended September 28, 2001, was primarily due to the inclusion of revenues from Greatbatch-Sierra during the full nine month period in 2002 versus approximately three and one half months during the nine months ended September 28, 2001, and Greatbatch-Globe for the third quarter of 2002.

Commercial. Commercial power sources revenues increased for the quarter ended September 27, 2002, from the third quarter of 2001 due to a modest increase in demand from oil and gas customers.

Commercial power sources revenues for the first nine months of 2002 decreased from the nine months ended September 28, 2001, principally due to a decreased level of exploration in the oil and gas industry in the first six months of this year compared to the nine months ended September 27, 2001.

Gross profit

Gross profit for the quarter ended September 27, 2002, increased from the third quarter of 2001 due to increased revenues. Gross margin for the third quarter of 2002 decreased to 42% from 43% for the third quarter of 2001. The decline was primarily due to a $0.6 million purchase accounting charge related to the Greatbatch-Globe acquisition.

Gross profit for the nine months ended September 27, 2002, increased from the nine months ended September 28, 2001, as a result of increased revenues. Gross margin for the first nine months of 2002 decreased to 42% from 45% for the first nine months of 2001. Production yield issues at Greatbatch-Sierra, along with reduced royalty revenues compared to the first nine months of 2001 were the primary contributors to the reduced gross profit rate.

Selling, general and administrative expenses

Selling, general and administrative expenses for the quarter ended September 27, 2002, increased from the three months ended September 28, 2001, both in dollars, and as a percentage of revenues. As a percentage of total revenues, selling, general and administrative expenses in the third quarter of 2002 were 14%, compared to 12% for the same period in 2001.

Selling, general and administrative expenses for the nine months ended September 27, 2002, also increased from the first nine months of 2001 both in dollars, and as a percentage of total revenues. As a percentage of total revenues, selling, general and administrative expenses in the first nine months of 2002 were 14%, as compared to 13% in the first nine months of 2001. The increase in selling, general and administrative expenses for the quarter and nine month periods is primarily due to the inclusion of costs associated with Greatbatch-Sierra and Greatbatch-Globe in 2002, costs associated with our Six Sigma - quality initiatives, the general development of our infrastructure to support Company growth, and expenses related to ongoing patent activity.

Research, development and engineering expenses

Research, development and engineering expenses for the quarter ended September 27, 2002, were above third quarter 2001 levels. As a percentage of total revenues, research, development and engineering expenses were 8% in the third quarter of 2002 as well as the third quarter of 2001.

Research, development and engineering expenses for the nine months ended September 27, 2002, increased from the nine months ended September 28, 2001. As a percentage of total revenues, research, development and engineering expenses were 9% in the first nine months of 2002 as compared to 10% for the first nine months of 2001. The decrease in the percentage of expenses as related to revenues for the quarter and nine month periods is primarily attributable to the lower levels of research, development, and engineering activities at Greatbatch-Globe. We expect to maintain our investment in research, development and engineering at a level that we believe will support the new technologies demanded by the implantable medical device markets.

Other expenses

Intangible amortization for both the quarter and nine months ended September 27, 2002, decreased significantly from the quarter and nine months ended September 28, 2001. The reduction in amortization expense for both the quarter and year to date periods was due to the cessation of the amortization for goodwill and other intangible assets with indefinite lives effective December 29, 2001, the beginning of our fiscal year 2002 in accordance with the provisions of SFAS No. 142.

The non-recurring charge of $1.7 million for the write-off of the noncompete agreement for the three months and nine months ended September 27, 2002, has no comparable amounts in 2001. The charge in September 2002 was associated with the write-off of the net book value of the Greatbatch-Hittman Noncompete/Employment Agreement's intangible asset after the passing of Mr. Fred Hittman.

Net interest expense was $1.1 million for the quarter ended September 27, 2002, a decrease of $0.1 million, or 8% from $1.2 million for the quarter ended September 28, 2001. This decrease is attributable to reduced interest rates for the third quarter of 2002 compared to the third quarter of 2001. For the nine months ended September 27, 2002, net interest expense was $2.4 million, a decline of $0.2 million, or 8%, from $2.6 million for the first nine months of 2001. This decrease is primarily due to increased interest income earned on investments in 2002.

The non-recurring charge of $1.5 million for the write-off of the remaining net book value of an investment in an unrelated company included in the three months and nine months ended September 27, 2002, has no comparable amounts in 2001. This write-off was the result of an analysis of the financial viability of the unrelated company. It was determined that the Company's investment in the unrelated company has a fair value that is less than its carrying value.

Provision for income taxes

Our effective tax rate for the third quarter and first nine months of 2002 was 33.0% as compared to 37.9% and 37.5% for the third quarter and first nine months of 2001. Our effective tax rate in 2002 relative to 2001 has declined due to the anticipated benefits of tax planning projects currently underway. The 2002 tax rate also incorporates the anticipated increased state taxes related to the Greatbatch-Globe acquisition.

Income before extraordinary loss

Income before extraordinary loss in the third quarter of 2002 declined compared to the third quarter of 2001 due to the non-recurring charges for the write-off of the noncompete agreement, and the write-off of the investment in the unrelated company. For the nine months ended September 27, 2002, income before extraordinary loss increased compared to the first nine months of 2001 as a result of the reduced tax rate in 2002 as compared to 2001.

If the provisions of SFAS No. 142 had been implemented on the first day of fiscal year 2001, income from continuing operations and diluted earnings per share from continuing operations for third quarter 2001 would have been $4.0 million and $0.19, respectively. For the first nine months of 2001, income from continuing operations and diluted earnings per share would have been $10.4 million and $0.53, respectively.

Extraordinary loss

The extraordinary loss of $3.0 million, net of taxes, for the nine months ended September 28, 2001, has no comparable amount in 2002. The loss in 2001 was associated with the restructuring of our long-term debt in the first quarter of 2001 and the related write-off of deferred financing fees, a call premium paid, and loan discounts associated with the debt.

Net income

Net income for the three months ended September 27, 2002, decreased compared to net income for the third quarter of 2001 due to the non-recurring charges for the write-off of the noncompete agreement, and the write-off of the investment in the unrelated company. If SFAS No. 142 had been implemented on the first day of fiscal year 2001, net income and diluted earnings per share for third quarter 2001 would have been $4.0 million and $0.19, respectively.

Net income for the first nine months of 2002 increased as compared to net income for first nine months of 2001 as a result of the reduced tax rate in 2002 compared to 2001, as well as the extraordinary loss in 2001 that is not present in 2002. If SFAS No. 142 had been implemented on the first day of fiscal year 2001, net income and diluted earnings per share for the first nine months of 2001 would have been $7.5 million and $0.38, respectively.

Liquidity and Capital Resources

Overview

Total assets at September 27, 2002, were $306.7 million compared to $283.5 million at December 28, 2001. The most significant change in the balance sheet position resulted from the acquisition of Greatbatch-Globe effective July 9, 2002. In July 2002, we amended our credit facility to partially provide for the financing necessary to consummate the acquisition.

Liquidity

At September 27, 2002, we had $3.3 million of cash and cash equivalents compared to $43.3 million at September 28, 2001. The primary reduction in cash and cash equivalents was the use of approximately $32.0 million for the Greatbatch-Globe acquisition. Cash provided by operating activities for the nine month period ended September 27, 2002, was $15.8 million as compared to $10.6 million for the same period ended September 28, 2001. Higher net income in the first nine months of 2002 had a positive effect on cash provided by operating activities as compared to first nine months of 2001, along with the reduction of accounts receivable, inventories, accounts payable, and accrued expenses and other current liabilities.

Net cash used in investing activities was $59.1 million in the nine months ended September 27, 2002, as compared to a use of $54.6 million in the nine months ended September 28, 2001. The acquisition of Greatbatch-Globe represented $47.0 million of the usage for the period ended September 27, 2002. The acquisition of Greatbatch-Sierra represented $46.9 million of the usage for the period ended September 28, 2001. Capital expenditures were $11.7 million and $5.0 million for the first nine months of 2002 and 2001, respectively.

Cash provided by financing activities for the nine month period ending September 27, 2002, was $3.3 million, compared with $87.6 million for the same period ended September 28, 2001. In the first nine months of 2002, substantially all of the cash provided by financing activities was from $32.0 million of proceeds from the refinancing of the term loan, offset by $29 million of debt repayment. In January 2001, we used $40.0 million of proceeds from the term loan and cash generated by operating activities to pay off the remaining senior debt and 13% senior subordinated notes. In June 2001, we amended our credit facility to borrow an additional $47.0 million in order to finance the acquisition of Greatbatch-Sierra.

We believe that cash generated from operations will be sufficient to meet our ordinary working capital needs and planned capital expenditures. Capital expenditures for 2002 are expected to increase from historical levels, as we invest in increased production capacity and product development opportunities. These investments include completion of an expansion to our research and development facilities, which began in 2001.

Capital Structure

Our capital structure consists of interest-bearing debt and equity. Interest-bearing debt as a percentage of our total capitalization increased to 30% at September 27, 2002, compared to 28% at December 28, 2001. Our long-term debt at September 27, 2002, consisted primarily of the $85.8 million term loan.

In July 2002, we amended our credit facility to facilitate the acquisition of Greatbatch-Globe. The amendment provided for a $120.0 million facility consisting of a $100.0 million term loan and a $20.0 million revolving line of credit.

Both the term loan and revolving line of credit have a term of five years, maturing in July 2007. The amended credit facility is secured by our accounts receivable and inventories and requires us to comply with various quarterly financial covenants related to EBITDA, as defined in the credit agreement, and ratios of leverage, interest, fixed charges, and capitalization as they relate to EBITDA. The Company is in compliance with these quarterly financial covenants. Both the term loan and revolving line of credit bear interest at a rate that varies with our level of leverage. Through September 27, 2002, the applicable interest rates for both the term loan and the revolving line of credit were prime plus 0.25%, or LIBOR, plus 2.375%, at the Company's option.

At September 27, 2002, there was $85.8 million outstanding on the term loan and no amounts outstanding under the revolving line of credit. The weighted average interest rate as of September 27, 2002, for the term loan was 4.3%.

Inflation

We do not believe that inflation has had a significant effect on our operations during the current fiscal year.

Impact of Recently Issued Accounting Standards

In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets (SFAS No. 143). SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. We expect that the provisions of SFAS No. 143 will not have a material impact on its consolidated financial statements upon adoption. We plan to adopt SFAS No. 143 effective January 3, 2003, the beginning of fiscal year 2003.

In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS No. 145). This accounting standard, which is effective for fiscal years beginning after May 15, 2002, requires, among other things, that debt certain debt extinguishments will no longer meet the criteria for classification as extraordinary items. The adoption of SFAS No. 145 is not expected to have a material effect on our consolidated financial statements. We plan to adopt SFAS No. 143 effective January 3, 2003, the beginning of fiscal year 2003.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit and Disposal Activities (SFAS No. 146). SFAS No. 146 revises the accounting for exit and disposal activities under Emerging Issues Task Force Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity, by spreading out the reporting of expenses related to restructuring activities. Commitment to a plan to exit an activity or dispose of long-lived assets will no longer be sufficient to record a one-time charge for most anticipated costs. Instead, companies will record exit or disposal costs when they are "incurred" and can be measured at fair value, and they will subsequently adjust the recorded liability for changes in estimated cash flows. The provisions of SFAS No. 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002. Companies may not restate previously issued financial statements for the effect of the provisions of SFAS No. 146 and liabilities that a company previously recorded under EITF Issue No. 94-3 are grandfathered. We do not believe that the adoption of SFAS No. 146 will have a material impact on our consolidated financial statements. We plan to adopt SFAS No. 146 effective January 3, 2003, the beginning of fiscal year 2003.

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

You can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially from those suggested by these forward-looking statements. In evaluating these statements and our prospects generally, you should carefully consider the factors set forth below. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary factors and to others contained throughout this report. We are under no duty to update any of the forward-looking statements after the date of this report or to conform these statements to actual results.

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

ITEM 4. Controls and Procedures.

a) Evaluation of Disclosure Controls and Procedures. Within 90 days before the filing date of this quarterly report (the "Evaluation Date") we carried out an evaluation, under the supervision and with the participation of the Company's management, including, our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that material information relating to us and our consolidated subsidiaries is recorded, processed, summarized and reported in a timely manner.

b) Changes in Internal Controls. We have reviewed our internal controls, and there have been no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect such controls, subsequent to the Evaluation Date.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.

None.

ITEM 2. Changes in Securities and Use of Proceeds.

None.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Submission of Matters to a Vote of Security Holders.

None

ITEM 5. Other Information.

None.

ITEM 6. Exhibits and Reports on Form 8-K.
(a)	Exhibits
See the Exhibit Index for a list of those exhibits filed herewith.

(b)	Reports on Form 8-K
During the quarter ended September 27, 2002, the Company filed a Current report on Form 8-K, dated July 24, 2002, and an amended Current Report on Form 8-K/A dated September 23, 2002. The 8-K was filed to report the acquisition of Globe Tool and Manufacturing Company, Inc. ("Globe") on July 9, 2002. The Form 8-K/A was filed to provide (i) the audited financial statements of Globe for the year ended June 30, 2002 and (ii) the unaudited proforma financial information of the Company, dated June 28, 2002, to reflect the acquisition of Globe.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILSON GREATBATCH TECHNOLOGIES, INC. (Registrant)
Dated: November 11, 2002	By: /s/ Edward F. Voboril Edward F. Voboril President and Chief Executive Officer

By: /s/ Lawrence P. Reinhold Lawrence P. Reinhold Executive Vice President and Chief Financial Officer

CERTIFICATIONS

I, Edward F. Voboril, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Wilson Greatbatch Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in this quarterly report is being prepared;

b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditor and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002

/s/ Edward F. Voboril
Name: Edward F. Voboril Title: Chief Executive Officer

CERTIFICATIONS

I, Lawrence P. Reinhold, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Wilson Greatbatch Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in this quarterly report is being prepared;

b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditor and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002

/s/ Lawrence P. Reinhold
Name: Lawrence P. Reinhold Title: Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.