Form 10-K
period 2003-01-03
WILSON GREATBATCH TECHNOLOGIES INC
filed 2003-03-18
CIK 1114483

7: 14:

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended January 3, 2003

Commission File Number 1-16137

WILSON GREATBATCH TECHNOLOGIES, INC.
(Exact name of Registrant as specified in its charter)

Delaware
(State of incorporation)

16-1531026
(I.R.S. employer identification no.)

9645 Wehrle Drive
Clarence, New York
14031
(Address of principal executive offices)

(716) 759-6901
(Registrant's telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common Stock, Par Value $.001 Per Share	New York Stock Exchange

Preferred Stock Purchase Rights	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:
None

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

          Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

          Aggregate market value of voting stock of Wilson Greatbatch Technologies, Inc. held by nonaffiliates as of June 28, 2002, based on the last sale price of $25.48, as reported on the New York Stock Exchange: $534.7 million. Solely for the purpose of this calculation, shares held by directors and officers and 10 percent shareholders of the Registrant have been excluded. Such exclusion should not be deemed a determination by or an admission by the Registrant that these individuals are, in fact, affiliates of the Registrant.

          Shares of common stock outstanding on March 11, 2003: 21,001,363

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the company's definitive Proxy Statement for its 2003 Annual Meeting of Stockholders are incorporated by reference into Part III.

PART I

ITEM 1. BUSINESS

OVERVIEW

We are a leading developer and manufacturer of batteries, capacitors, feedthroughs, enclosures, and other components used in implantable medical devices. We offer technologically advanced, highly reliable and long lasting products for implantable medical devices and enable our customers to introduce implantable medical devices that are progressively smaller, longer lasting, more efficient and more functional. We also leverage our core competencies in technology and manufacturing to develop and produce power sources for commercial applications that demand high performance and reliability, including oil and gas exploration, oceanographic equipment and aerospace. We believe that our proprietary technology, close customer relationships, market leadership and dedication to quality provide us with competitive advantages and create a barrier to entry for potential market entrants.

In 1970, Mr. Wilson Greatbatch, the inventor of the implantable pacemaker, founded Wilson Greatbatch Ltd., our predecessor. Our company was incorporated in connection with the 1997 leveraged buyout to acquire Wilson Greatbatch Ltd., which is now our wholly-owned subsidiary. We acquired Hittman Materials and Medical Components, Inc., now Greatbatch-Hittman, Inc., in August 1998 to expand and complement our product lines. Greatbatch-Hittman produces feedthroughs and electrodes. We acquired the Sierra-KD Components Division of Maxwell Technologies, Inc., now Greatbatch-Sierra, in June 2001 to broaden the product line we offer to include electromagnetic interference filters and capacitors. In July 2002, we acquired Globe Tool and Manufacturing Company, Inc., now Greatbatch-Globe, to further broaden our product offering to include enclosures.

SEGMENT INFORMATION

Segment information including revenues from external customers, profit or loss, and assets by segment as well as revenues from external customers and long-lived assets by geographic area are incorporated by reference to Note 14 - Business Segment Information of the Notes to Consolidated Financial Statements.

IMPLANTABLE MEDICAL DEVICE INDUSTRY

An implantable medical device is an instrument that is surgically inserted into the body to provide diagnosis or therapy. The largest and fastest growing segment of the implantable medical device market is cardiac rhythm management (CRM), which includes devices such as pacemakers and implantable cardioverter defibrillators (ICDs). Pacemakers treat bradycardia, a condition that occurs when a patient has an abnormally slow heartbeat, by stimulating the heart with regular electrical pulses. ICDs treat tachycardia, a condition that occurs when a patient has a rapid and irregular heartbeat, by delivering concentrated and time electrical energy to the heart to restore a normal heart rate.

The following table sets forth the main categories of battery-powered implantable medical devices and the principal illness or symptom treated by each device:

Device	Principal Illness or Symptom

Pacemakers	Abnormally slow heartbeat
ICDs	Rapid and irregular heartbeat
Left ventricular assist devices (LVADs)	Heart failure
Hearing assist devices	Hearing loss
Neurostimulators	Tremors or chronic pain
Drug pumps	Diabetes or chronic pain

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

  Cardiovascular Device Update has predicted that ICD implants will grow at a faster rate than pacemaker implants in the next three to five years. The faster growth predicted for the ICD market is based on continued penetration of existing clinical indications and anticipated expansion into new indications. We believe that our company will continue to be well positioned to meet the requirements of manufacturers of these products.

  PRODUCTS

  We design and manufacture a variety of batteries, capacitors, feedthroughs, enclosures, and other components used in implantable medical devices. Our commercial power sources are used in oil and gas exploration, oceanographic equipment and aerospace. The following table provides information about our principal products:

PRODUCT	DESCRIPTION	USED IN	PRINCIPAL PRODUCT ATTRIBUTES
MEDICAL:
Batteries	Batteries for implantable medical devices	Pacemakers, ICDs, LVADs, neuro-stimulators, drug pumps and hearing assist devices	High reliability and predictability Long service life Customized configuration Light weight Compact and less intrusive
Capacitors	Store energy generated by a battery before delivery to the heart	ICDs	Stores more energy per unit volume (energy density) than other existing technologies Customized configuration
EMI Filters	Filters electromagnetic interference to limit undesirable response, malfunctioning or degradation in the performance of electronic equipment	Medical Devices	High reliability Attenuation of EMI RF over wide frequency ranges Customized design
Feedthroughs	Allow electrical signals to be brought from inside an implantable medical device to an electrode	Pacemakers, ICDs, LVADs, neuro-stimulators, drug pumps and hearing assist devices	Ceramic to metal seal is substantially more durable than traditional seals Multifunctional
Electrodes	Deliver electric signal from the feedthrough to a body part undergoing stimulation	Pacemakers and ICDs	High quality coated surface Flexible in utilizing any combination of biocompatible coating surfaces Customized offering of surfaces and tips
Precision components	Machined and molded parts for implantable medical devices.	Pacemakers, ICDs and drug pumps	High level of manufacturing precision Broad manufacturing flexibility
Enclosures and related components	Cases and related parts for implantable medical devices.	Pacemakers, ICDs, capacitors.	Precision manufacturing, flexibility in configurations and materials.
COMMERCIAL:
Batteries and battery packs	Batteries and battery packs for demanding commercial applications	Oil and gas exploration, oceanographic equipment	Long-life dependability High energy density

  MEDICAL BATTERIES

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

  From the late 1950s to the early 1970s, zinc/mercuric oxide batteries powered implantable pacemakers. These batteries typically lasted two to three years, often failed without warning, were large and bulky and generated hydrogen gas, making it impossible to seal the battery. In the early 1970s, we introduced lithium/iodine batteries to power implantable pacemakers. Lithium batteries manufactured by us and manufactured by others under license from us are now the principal power source for pacemakers. Pacemaker batteries utilizing our technology last up to 12 years under certain conditions and provide high reliability and predictability. In the mid 1980s, we introduced lithium/silver vanadium oxide (SVO) batteries for powering ICDs. These batteries provide the higher power levels required by an ICD with a high degree of reliability and have demonstrated a five-year battery life in certain device designs. Lithium/SVO batteries manufactured by us and manufactured by others under license from us are now the principal power source for ICDs.

  In 1996, we introduced a lighter weight titanium-encased lithium/carbon monofluoride battery as a next generation battery for pacemakers and other types of implantable devices. These batteries offer improved pacemaker performance in several areas, including weight reduction, improved electrical performance and longer life.

  In 1996, we introduced a new process for cathode manufacturing that enabled the production of significantly thinner cathodes than previously possible. As a result of this new cathode manufacturing process and other design improvements, our newest generation of ICD batteries is the thinnest commercially available. Over the past few years, the decrease in battery size has contributed significantly to decreases in the size of ICDs, making these devices easier to implant.

  CAPACITORS

  Capacitors, which are used in ICDs, perform the critical function of storing electrical current before delivery to the heart. Historically, ICDs utilized two aluminum-based capacitors. In the fourth quarter of 1999, we introduced wet tantalum hybrid capacitors commercially for use in ICDs, which provide a number of advantages over aluminum-based capacitors. Our wet tantalum hybrid capacitors, which combine liquid electrolytes and ruthenium oxide cathode material with a tantalum anode, provide a unique combination of high voltage and high energy storage capacity. This combination enables energy density not achievable with competing technologies. Our capacitors can be manufactured in many sizes and shapes to meet the specific needs of our customers.

  To produce our capacitors, we have licensed a key patent for the basic technology used in our defibrillator capacitors from the Evans Capacitor Company. We have also developed our own portfolio of patents and patent applications covering improvements that we have made to Evans' capacitor technology. We believe that we are the only supplier of wet tantalum capacitors for the implantable medical device industry. In 1997, we entered into an agreement with a major ICD manufacturer to use our capacitor technology in its generation of ICDs that was launched in the first quarter of 2000. In 2002, we received purchase orders for our capacitors from two additional major ICD manufacturers.

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

  We offer EMI filtering products and technology to our customers through Greatbatch-Sierra, which holds several key patents relative to its differentiated EMI filtering technology. Prior to our acquisition of Greatbatch-Sierra in June 2001, they were a component customer, who shared a similar customer base for medical devices. The vertical integration of Greatbatch-Sierra represented an opportunity to increase our importance to these customers and to position us to participate in the growing demand for EMI protection on medical devices. The U.S. Food and Drug Administration, or FDA, is focusing on issues created by EMI. Currently, labels for new pacemakers and ICDs must disclose the level of EMI protection. We expect that over time the majority of implantable electronic medical devices will incorporate EMI protection.

  Greatbatch-Sierra has leveraged its technology and manufacturing expertise to provide high quality, precision components for commercial applications that demand high performance and reliability, including aerospace, oil and gas exploration and telecommunications equipment.

  FEEDTHROUGHS

  Feedthroughs are components that transmit electrical signals from inside an implantable medical device to the electrodes that transmit the signals to the body. Feedthroughs consist of an outer metallic structure called a flange, an electrical insulator made of ceramic or glass material, and wire connectors called lead wires that carry electrical signals to and from the device. Our feedthroughs use a ceramic to metal seal that is substantially more durable than a traditional glass to metal seal.

  We design and manufacture approximately 45 types of feedthroughs. Each of our feedthroughs is designed specifically for a particular customer device. We are often the sole source of feedthroughs for our customers. In 2002, approximately 89% of our feedthroughs were used in pacemakers and ICDs, with the balance used primarily in LVADs, hearing assist devices, drug pumps and neurostimulators. We are currently working with a number of medical device manufacturers to develop hermetic feedthroughs for the next generation of implantable medical devices and applications, including neurostimulators, middle ear devices, and muscle stimulation devices.

  ELECTRODES

  Electrodes are components used in pacemakers and ICDs that are attached to the heart tissue to deliver the electrical signal from the device. By coating the electrode with chemical compounds, we can enhance its electrical properties and therefore improve the delivery of energy to the heart. Some electrode tips are designed to contain medication, such as steroids, to prevent scarring of the heart tissue following electrode implantation.

  We design and manufacture a variety of coated electrodes, some of which have tips that can contain medication. We believe that our experience with physical deposition processes, such as sputtering and powder metallurgic techniques, has enabled us to produce high quality coated surfaces utilizing almost any combination of biocompatible coating surfaces.

  PRECISION COMPONENTS

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

  ENCLOSURES AND RELATED COMPONENTS

  We design and manufacture highly engineered metal enclosures for the medical device industry. The manufacturing process to make implantable grade enclosures involves drawing and forming thin metals such as titanium, stainless steel, and aluminum. We have developed and refined a trimming process that can hold thin metals to close profile tolerances. We also design tooling and processes to precise customer specifications. Our principal focus is to develop and manufacture high precision products for use in implantable medical devices including pacemakers and ICDs.

  COMMERCIAL BATTERIES AND BATTERY PACKS

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

  RECHARGEABLE LITHIUM ION BATTERIES

  We have developed a line of rechargeable lithium ion batteries that is expected to broaden and complement our current lines of lithium primary batteries. A number of new medical devices require rechargeable batteries, including:

LVADs that are being developed to treat heart failure. Devices use external and internal batteries as power sources and both must be rechargeable. Lithium ion rechargeable technology is being developed to produce lighter batteries with increased power and longer life.

Implantable hearing assist devices that are used to treat patients who cannot use conventional hearing aids. These batteries are compact and capable of providing low levels of current with infrequent recharging.

Neurostimulators and drug pumps that are used for indications such as tremors, diabetes and chronic pain. Since these devices can be implanted in young patients, the combination of our rechargeable battery technology and extended device life may reduce the number of replacement implants needed throughout a patient's life.

  IMPLANTABLE PUMP TECHNOLOGY

  We have developed proprietary technology that has applications in implantable devices designed to deliver small quantities of drugs or other fluids to a patient. Several of our technologies are critical to these devices, including the power source, the feedthroughs and the pumping mechanism that moves the fluid. Currently, one of our customers has regulatory approval in Europe for a device that utilizes our implantable pump technology and intends to file with the FDA for regulatory approval in the United States in 2003.

  RESEARCH, DEVELOPMENT AND ENGINEERING

  Our position as a leading developer and manufacturer of components for implantable medical devices is largely the result of our long history of technological innovation. We invest substantial resources in research, development and engineering. Our scientists, engineers and technicians focus on improving existing products, expanding the use of our products and developing new products. In addition to our internal technology and product development efforts, we maintain close relationships with leading research organizations, including Alfred University, Clarkson University, the Jet Propulsion Laboratory, the applied physics department of Johns Hopkins University, NASA, Sandia-National Laboratories, the State University of New York at Buffalo and Villanova University. These relationships include funding research efforts, licensing researchers' technology and assisting in building prototypes. Our research, development and engineering team is responsible for a number of pioneering developments in the implantable medical device industry including:

YEAR	COMMERCIAL INTRODUCTION	INDUSTRY IMPACT
1972	First lithium/iodine battery	Industry standard for pacemakers
1974	First ceramic-to-metal seal for implantable devices	Industry standard for hermetic sealing of devices
1980	First oxhyalide/interhalogen batteries	Enabled commercial batteries to perform at lower temperatures with very high energy density
1981	First implantable pump capable of passing bubbles	Enabled implantable drug delivery system
1987	First implantable lithium/SVO battery	Industry standard for ICDs
1996	First titanium-encased lithium/carbon monofluoride pacemaker batteries	Enabled weight reduction and improved electrical performance for advanced microelectronics
1999	First wet tantalum capacitors	Enabled smaller sizes of ICDs and increased design flexibility

  PATENTS AND PROPRIETARY TECHNOLOGY

  We rely on a combination of patents, licenses, trade secrets and know-how to establish and protect our proprietary rights to our technologies and products. To date, we have been granted 212 U.S. patents and 214 foreign patents. We also have 143 U.S. and 303 foreign pending patent applications at various stages of approval. During the past three years, we have received 78 new U.S. patents, of which 28 were received in 2002. Corresponding foreign patents have been issued or are expected to be issued in the near future. Often, several patents covering various aspects of the design protect a single product. We believe this provides broad protection of the concepts employed. The following table provides a breakdown of our patents as of December 31, 2002 by product type:

PRODUCT	NUMBER OF PATENTS GRANTED	NUMBER OF ACTIVE PATENTS

Batteries - Lithium/iodine	181	21
Batteries - Lithium/SVO	106	94
Batteries - Lithium/carbon monofluoride	9	9
Capacitors	33	33
Feedthroughs	3	3
Pumps	12	11
Batteries - Commercial	28	22
Batteries - Rechargeable	14	14
Other products	40	15
Total	426	222

  Our active battery patents relate to process improvements and modifications to the original technology that was developed either by our Company, or others, the original technology is currently not patent protected.

  We license the basic technology used in our wet tantalum capacitors from Evans Capacitor Company. The license extends throughout the lives of the related patents, which expire in 2010, 2013 and 2014. The license can be cancelled if we default under the license agreement and fail to cure the default. A cancellation of the license would seriously impair our ability to produce our entire line of capacitors.

  The significant patents that we maintain for the Capacitor technology relate to ultrasonically coated substrate for use in a capacitor and method of manufacture; hermetically sealed wet tantalum capacitor; Electrolyte for use in a capacitor; and the anode for an electrolytic capacitor and they expire between 2017 and 2019.

  The Company is currently developing its next generation battery technology to power implantable cardiac defibrillators. This technology has the potential to deliver the highest energy density and greatest longevity in the industry and provide stable charge time throughout its useful life. Company scientists pioneered this unique technology. The Company has over 20 patent applications that have been applied for relating to this technology.

  In addition, we are also a party to several license agreements with third parties pursuant to which we have obtained, on varying terms, the exclusive or non-exclusive rights to patents held by them. We have also granted rights in our own patents to others under license agreements.

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

  MANUFACTURING AND QUALITY CONTROL

  Our manufacturing facilities are in Clarence, Cheektowaga, Wheatfield, and Amherst, New York; Carson City, Nevada; Canton, Massachusetts; Columbia, Maryland; and Minneapolis, Minnesota. Our New York facilities manufacture and test medical batteries, capacitors, precision components and a portion of our commercial batteries. Our Carson City, Nevada facility primarily manufactures EMI filtering capacitors. Our Canton, Massachusetts facility manufactures the remaining portion of our commercial batteries and battery packs. Our Columbia, Maryland facility manufactures feedthroughs, electrodes and other components. Our Minneapolis, Minnesota facility manufactures enclosures and related components.

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

  Our quality system is based upon an ISO documentation system and is driven by a master validation plan that requires rigorous testing and validation of all new processes or process changes that directly impact our products. Our New York, Massachusetts and Nevada facilities are ISO-9001 certified, which requires compliance with regulations regarding quality systems of product design, supplier control, manufacturing processes and management review. Our Columbia, Maryland facility is ISO-9002 certified. In 2003, our Minnesota facility will be registered to ISO 9001. This certification can only be achieved after completion of an audit conducted by an independent authority. Our facilities are audited by the National Standards Authority of Ireland, an independent auditing firm and notified body that specializes in evaluating quality standards. To maintain certification, all facilities must be reexamined every six months by our certifying body.

  SALES AND MARKETING

  We utilize a combination of direct and indirect sales methods, depending on the particular product. In 2002, approximately 75% of our products were sold in the United States.

  We market and sell our medical components directly to manufacturers of implantable medical devices. The majority of our customers contract with us to develop custom components to fit their specific product specifications. As a result, we have established close working relationships between our internal program managers and our customers. We market our products and technologies at industry meetings and trade shows domestically and internationally, including North American Society of Pacing and Electrophysiology (NASPE), and CardioStim.

  Internal sales managers support all activity, and involve engineers and materials professionals in the sales process to address customer requests appropriately.

  We sell our commercial batteries and battery packs either directly to the end user, directly to manufacturers that incorporate our products into other devices for resale, or to distributors who sell our products to manufacturers and end users. Our sales managers are trained to assist our customers in selecting appropriate battery chemistries and configurations. We market our commercial power sources at various technical trade meetings. We also place print advertisements in relevant trade publications.

  Firm backlog orders at December 31, 2002 and 2001, were $45.7 million and $46.3 million, respectively. Most of these orders are expected to be shipped within one year.

  CUSTOMERS

  Our products are designed to provide reliable, long lasting solutions that meet the evolving requirements and needs of our customers and the end users of their products. Our medical customers include leading implantable medical device manufacturers such as Guidant, St. Jude Medical, Medtronic, Biotronik, and ELA/Sorin. In 2002, Guidant and St. Jude Medical, our two largest customers, collectively accounted for approximately 66% of our medical technology revenues. Our commercial customers are primarily companies involved in the oil and gas exploration, oceanographic and aerospace industries and include Halliburton and Baker-Hughes.

  In February 1999, we entered into a supply agreement with Guidant pursuant to which Guidant purchases batteries from us for use in its implantable medical devices. Guidant also separately purchases components from us for use in its implantable medical devices. Our supply agreement with Guidant expires on December 31, 2004 and can be renewed for additional one-year periods upon mutual agreement.

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

  SUPPLIERS AND RAW MATERIALS

  We purchase certain critical raw materials for our business from a limited number of suppliers due to the lengthy process needed to qualify these materials with our customers before use in the products we produce. We cannot quickly establish additional or replacement suppliers for these materials because of these requirements. In the past, we have not experienced any significant interruptions or delays in obtaining these raw materials. We maintain minimum safety stock levels of critical raw materials.

  For other raw material purchases, we utilize competitive pricing methods to secure supply such as bulk purchases, precious metal pool buys, blanket orders, and long term contracts at terms that are favorable to us. We believe that there are alternative suppliers or substitute products available for each of the materials we purchase at competitive prices.

  COMPETITION

  Our existing or potential competitors in our medical components business include:

  Leading implantable medical device manufacturers, such as Guidant, St. Jude Medical, Medtronic, and Biotronik, which have vertically integrated operations or may become vertically integrated in the future;

  Companies that produce and market feedthroughs, filters and other medical components, including Alberox, AVX, Medsource and RMS, among others; and

  Smaller companies that concentrate on niche markets.

  Medtronic produces batteries for use in implantable medical devices that it manufactures. However, to our knowledge Medtronic does not market or sell batteries to third parties. Biotronik produces batteries for use in implantable medical devices that it manufactures and has attempted to market those batteries to other device manufacturers. The Company, Medtronic and Biotronik are the major manufacturers of power sources for implantable medical devices. We also compete in the intensely competitive commercial battery market. Our principal competitors in this market are Eagle-Picher Industries and ECO-Tracer. While we believe that the industry perceives our products to be of the highest quality, there are suppliers whose products are perceived to be of comparable quality. Moreover, the commercial battery market is subject to volatility in oil and gas exploration activity. When oil and gas exploration activity has slowed, a number of our competitors have historically reduced battery prices to maintain or gain market share. Quality and technology are the principal bases upon which we compete in both the implantable medical devices market and the commercial power sources market.

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

  RECRUITING AND TRAINING

  We invest substantial resources to our recruiting efforts. Our internal recruiting efforts primarily focus on supplying quality personnel to our business. We have established a number of programs that are designed to challenge and motivate our employees and we encourage our employees to be proactive in contributing ideas and regularly survey them to collect feedback on ways that our business and operations can be improved. We also seek to meet our hiring needs through outside sources.

  We provide an intensive training program to our new employees that is designed to educate them on safety, quality, our business strategy and the methodologies and technical competencies that are required for our business and our corporate culture. Our safety training programs focus on such areas as basic industrial safety practices and emergency response procedures to deal with fires or chemical spills. All of our employees are required to participate in a specialized training program that is designed to provide an understanding of our quality objectives. We offer our employees a tuition reimbursement program and encourage them to continue their education at local colleges. Many of our professionals attend seminars on topics that are related to our corporate objectives and strategies. We believe that comprehensive training is necessary to ensure that our employees work in a uniform and consistent manner and that best practices are effectively utilized.

  EMPLOYEES

  As of December 31, 2002, we had 1,378 employees, including 237 research, development and engineering personnel, 936 manufacturing personnel and 213 support personnel. We also employ a number of temporary employees to assist us with various projects and service functions. Our employees are not represented by any union and, except for certain executive officers of our company and our subsidiaries, are retained on an at-will basis. We believe that we have a good relationship with our employees.

  AVAILABLE INFORMATION

  The Company makes available free of charge on or through its internet website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the Securities and Exchange Commission. Our Internet address is http://www.greatbatch.com. The information contained on the Company's website is not incorporated by reference in this annual report on Form 10-K and should not be considered a part of this report.

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

  our ability to identify trends within the for implantable medical devices, medical components, and commercial power sources industries and to offer products and services that meet the changing needs of those markets;

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

  Although it is not possible to create a comprehensive list of all factors that may cause actual results to differ from the results expressed or implied by our forward-looking statements or that may affect our future results, some of these factors include the following: dependence upon a limited number of customers, product obsolescence, inability to market current or future products, pricing pressure from customers, reliance on third party suppliers for raw materials, products and subcomponents, fluctuating operating results, inability to maintain high quality standards for our products, challenges to our intellectual property rights, product liability claims, inability to successfully consummate and integrate acquisitions, unsuccessful expansion into new markets, competition, inability to obtain licenses to key technology, regulatory changes or consolidation in the healthcare industry, and other risks and uncertainties set forth in Exhibit 99.2 to this Annual Report on Form 10-K and those that arise from time to time and are described in the Company's periodic filings with the Securities and Exchange Commission.

  We incorporate by reference the "Factors Possibly Affecting Future Operating Results" from Exhibit 99.2 into this filing.

  ITEM 2. PROPERTIES

  Our executive offices are located in Clarence, New York. The building that houses our executive offices also contains warehouse operations, a variety of support services and capacity for light manufacturing or laboratory space.

  The following table sets forth information about all of our principal manufacturing or testing facilities:

Location	Sq. Ft.	Own/Lease	Use

Amherst, NY(1)	81,000	Own	Battery manufacturing
Clarence, NY(2)	83,475	Own	Battery manufacturing; research, development and engineering
Clarence, NY(3)	20,800	Own	Machining and assembly of components
Clarence, NY(3)	18,550	Lease	Machining and assembly of components
Clarence, NY	45,306	Lease	Offices and warehouse
Wheatfield, NY	2,772	Lease	Battery testing
Cheektowaga, NY	29,370	Lease	Capacitor manufacturing
Canton, MA	32,000	Own	Battery manufacturing, development
Columbia, MD	30,000	Lease	Feedthroughs, electrodes and components manufacturing
Carson City, NV	23,840	Own	EMI filtering manufacturing
Minneapolis, MN	73,730	Own	Enclosure manufacturing

    Newly acquired facility will be developed for battery manufacturing.

    Commercial power source revenues are currently generated from these facilities. Consolidation of operations to Canton, MA facility in process, to be completed in 2003.

    We own and rent space in part of the same facility.

  We believe these facilities are adequate for our current and foreseeable purposes and that additional space will be available when needed.

  ITEM 3. LEGAL PROCEEDINGS

  We are involved in various lawsuits and claims incidental to our business. We believe the ultimate outcome resulting from resolution of these lawsuits and claims will not materially affect our financial position, results of operations or cash flows.

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

  The Company's common stock has been traded on the New York Stock Exchange (NYSE), under the symbol "GB" since its initial public offering on September 29, 2000. The following table sets forth, for the periods indicated, the high and low closing prices per share for the common stock as reported on the NYSE Composite Tape.

2000	High	Low
Third Quarter (from September 29, 2000) Fourth Quarter	$22.88 29.88	$22.88 21.75
2001
First Quarter Second Quarter Third Quarter Fourth Quarter	$28.00 33.38 29.30 38.85	$18.50 17.26 23.00 25.50
2002
First Quarter Second Quarter Third Quarter Fourth Quarter	$37.60 28.40 28.69 31.50	$24.18 21.20 20.10 24.50

  As of March 7, 2003, there were 275 record holders of the Company's common stock. Our Employee Stock Ownership Plan (ESOP) is considered one record holder for the purposes of this calculation. There are approximately 1,500 participants in the ESOP.

  The Company has not paid cash dividends since its initial public offering. We currently intend to retain any earnings to further develop and grow our business.

  ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

  The following table provides selected financial data of our Company for the periods indicated. You should read the selected consolidated financial data set forth below in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and with our consolidated financial statements and related notes appearing elsewhere in this report. The consolidated statement of operations data and the consolidated balance sheet data for the periods indicated have been derived from our financial statements and related notes.

	December 31,(5)
Years/periods ended	2002(4)	2001(3)	2000(2)	1999	1998(1)
	(In thousands, except per share data)
Consolidated Income Statement Data:
Revenues	$167,296	$135,575	$97,790	$79,235	$77,361
Income (loss) before income taxes, extraordinary loss and cumulative effect of accounting change	$20,965	$18,530	$1,631	$(2,314)	$1,100
Income (loss) per share from continuing operations
Basic	$0.69	$0.59	$0.07	$(0.14)	$0.07
Diluted	$0.68	$0.58	$0.07	$(0.14)	$0.06
Consolidated Balance Sheet Data:
Working capital	$40,204	$61,596	$15,079	$17,621	$12,756
Total assets	$312,251	$283,520	$181,647	$89,779	$194,390
Long-term obligations	$77,040	$61,397	$30,951	$127,623	$129,563

(1)	In August 1998, we acquired the assets and liabilities of Greatbatch-Hittman. These figures include the results of operations of Greatbatch-Hittman subsequent to its acquisition.
(2)	In August 2000, we acquired the capital stock of Battery Engineering, Inc. (BEI). These figures include the results of operations of BEI subsequent to its acquisition.
(3)	In June 2001, we acquired substantially all of the assets and liabilities of Greatbatch-Sierra. These figures include the results of operations of Greatbatch-Sierra subsequent to its acquisition.
(4)	In July 2002, we acquired the capital stock of Greatbatch-Globe. These figures include the results of operations of Greatbatch-Globe subsequent to its acquisition.
(5)	The Company's fiscal year ends on the Friday closest to December 31. For clarity of presentation, the Company describes all periods as if the year-end is December 31. Fiscal 2002 contained 53 weeks.

  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  YOU SHOULD READ THE FOLLOWING DISCUSSION AND ANALYSIS OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS REPORT.

  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

  We are a leading developer and manufacturer of batteries, capacitors, filtered feedthroughs, engineered components and enclosures used in implantable medical devices. We also develop and manufacture high performance batteries and battery packs used in other demanding non-medical applications.

  Our medical battery revenues are derived from sales of batteries for pacemakers, implantable cardioverter defibrillators (ICDs) and other implantable medical devices. Our capacitor revenues are derived from sales of our wet tantalum capacitors, which we developed for use in ICDs. Our component revenues are derived from sales of feedthroughs, electrodes, electromagnetic interference (EMI) filters, enclosures, and other precision components principally used in pacemakers and ICDs. Our commercial power sources revenues are derived primarily from sales of batteries and battery packs for use in oil and gas exploration. We also supply batteries to NASA for its space shuttle program and other similarly demanding commercial applications.

  A substantial part of our business is conducted with a limited number of customers. Our two largest customers accounted for approximately 66% of revenues in 2002. We have entered into long-term supply agreements with most of our large customers. For each of our products, we recognize revenue when the products are shipped and title passes.

  Cost of revenues includes materials, labor and other manufacturing costs associated with the products we sell. Selling, general, and administrative expenses include salaries, facility costs, professional service fees, and patent- related and other legal expenses. Research, development, and engineering costs include expenses associated with the design, development, testing, deployment and enhancement of our products. We record cost reimbursements received for research, development and engineering conducted on behalf of customers as an offset to research, development and engineering expenses.

  We utilize a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31st. For clarity of presentation, the Company describes all periods as if the year-end is December 31st. Fiscal 2002 included 53 weeks.

  The commentary that follows should be read in conjunction with our consolidated financial statements and related notes.

  Results of Operations
In thousands, except per share data	Year ended Dec. 31,				Year ended Dec. 31,
	2002	2001	Change	% Change	2001	2000	Change	% Change
Revenues	$167,296	$135,575	$31,721	23%	$135,575	$97,790	$ 37,785	39%
Cost of revenues	96,398	74,716	21,682	29%	74,716	55,446	19,270	35%
Gross profit	70,898	60,859	10,039	16%	60,859	42,344	18,515	44%
Gross profit as a % of revenues	42%	45%			45%	43%
Selling, general, and administrative expenses (SG&A)	24,369	18,174	6,195	34%	18,174	11,473	6,701	58%
SG&A as a % of revenues	15%	13%			13%	12%
Research, development and engineering costs, net (RD&E)	14,440	12,575	1,865	15%	12,575	9,941	2,634	26%
RD&E as a % of revenues	9%	9%			9%	10%
Intangible amortization	3,702	7,726	(4,024)	-52%	7,726	6,530	1,196	18%
Writeoff of noncompete agreement	1,723	-			-	-
Interest expense	3,752	4,011	(259)	-6%	4,011	13,212	(9,201)	-70%
Interest income	(442)	(423)	(19)	4%	(423)	(254)	(169)	67%
Writeoff of investment in unrelated company	1,547	-			-	-
Other expense (income), net	842	266	576	217%	266	(189)	455	-241%
Provision for income taxes	6,604	6,939	(335)	-5%	6,939	611	6,328	1036%
Effective tax rate	32%	37%			37%	38%
Income before extraordinary loss	14,631	11,591	3,040	26%	11,591	1,020	10,571	1036%
Extraordinary loss	-	(2,994)			(2,994)	(1,568)
Net income	$14,631	$8,597	$6,034	70%	$8,597	$(548)	$ 9,145	-1669%
Diluted earnings per share from continuing operations	$ 0.68	$ 0.58	$ 0.10	17%	$ 0.58	$ 0.07	$ 0.51	729%
Extraordinary loss per diluted share	-	(0.15)			(0.15)	(0.11)
Diluted net earnings per share	$ 0.68	$ 0.43	$ 0.25	58%	$ 0.43	$ (0.04)	$ 0.47	-1175%

  Revenues
	Year ended Dec. 31,				Year ended Dec. 31,
In thousands	2002	2001	Change	% Change	2001	2000	Change	% Change
Medical Technology
Medical Batteries:
ICDs	$ 28,518	$22,215	$6,303	28%	$22,215	$14,171	$8,044	57%
Pacemakers	20,354	22,923	(2,569)	-11%	22,923	22,516	407	2%
Other Devices	3,035	722	2,313	320%	722	1,664	(942)	-57%
Royalties	-	991	(991)	-100%	991	2,937	(1,946)	-66%
Total Medical Batteries	51,907	46,851	5,056	11%	46,851	41,288	5,563	13%
Capacitors	24,679	20,290	4,389	22%	20,290	12,611	7,679	61%
Components	65,315	40,513	24,802	61%	40,513	29,890	10,623	36%
Total Medical Technology	141,901	107,654	34,247	32%	107,654	83,789	23,865	28%
Commercial Power Sources	25,395	27,921	(2,526)	-9%	27,921	14,001	13,920	99%
Total Revenues	$ 167,296	$135,575	$31,721	23%	$135,575	$97,790	$37,785	39%

  FISCAL 2002 COMPARED WITH FISCAL 2001

  The increase in total revenues for 2002 included revenues of Greatbatch-Globe, which we acquired in July 2002.

  Medical. Medical battery revenues increased mainly due to our customers' increased demand for ICD batteries. Partially offsetting this increase was a decline in royalty revenues from Medtronic on patents that have expired. Capacitor revenues increased as a result of increased demand by our existing customer for capacitors. The increase in sales of medical components was primarily due to the inclusion of revenues from Greatbatch-Sierra during the full year of 2002 and Greatbatch-Globe for the second half of 2002. Substantially all of the revenue changes during 2002 were attributable to volume.

  Commercial. Commercial power sources revenues decreased principally due to a decreased level of exploration in the oil and gas industry in the first six months of 2002 compared to 2001.

  Gross profit

  Gross profit increased as a result of increased revenues. Production yield issues at Greatbatch-Sierra, reduced royalty revenues in 2002 compared to 2001, and the inclusion of lower margin Greatbatch-Globe operations were the primary contributors to the reduced overall gross margin.

  SG&A expenses

  SG&A expenses increased both in dollars and as a percentage of total revenues. The increase is primarily due to the inclusion of costs associated with Greatbatch-Sierra and Greatbatch-Globe, costs associated with our Six SigmaTM quality initiatives, the general development of our infrastructure to support the Company growth, and expenses related to ongoing patent activity.

  RD&E expenses

  RD&E expenses increased in dollars, but as a percentage of total revenues were at the same level for both years. The decrease in the percentage of expenses as related to sales is primarily attributable to the low level of RD&E expenses at Greatbatch-Globe. We expect to maintain our spending on RD&E at a level that will support the new technologies demanded by the implantable medical device markets.

  Amortization expense

  Intangible amortization decreased significantly due to the cessation of the amortization for goodwill and other intangible assets with indefinite lives effective the beginning of our fiscal year 2002.

  If the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142) had been implemented on January 1, 2001, income from continuing operations and diluted earnings per share from continuing operations for 2001 would have been $13.8 million and $0.69, respectively.

  If SFAS No. 142 had been implemented on January 1, 2001, net income and diluted earnings per share for 2001 would have been $10.8 million and $0.54, respectively.

  Other expenses

  The non-recurring charge of $1.7 million represents the write-off of the noncompete agreement after the passing of Mr. Fred Hittman in September 2002.

  Interest expense declined as a result of reduced interest rates during the year. The rate reductions arose from reduced market rates as well as contracted rate reductions due to the reduction in leverage measurements during the year. Interest income increased slightly as the Company's investable cash was higher in 2002 than 2001 due to the timing of its follow-on public offering and the acquisition of Greatbatch-Globe.

  The non-recurring charge of $1.5 million represents the write-off of the investment in an unrelated company based on an analysis of the financial viability of that company. It was determined that the Company's investment in the unrelated company had a fair value that is less than its carrying value.

  Provision for income taxes

  Our effective tax rate declined primarily as a result of increased research and development credits, as well as the benefits of state tax planning strategies, net of anticipated increased state taxes related to the Greatbatch-Globe acquisition.

  Extraordinary loss

  The extraordinary loss in 2001 was associated with the restructuring of our long-term debt and the related write-off of deferred financing fees, a call premium paid, and loan discounts associated with the previous long-term debt.

  FISCAL 2001 COMPARED WITH FISCAL 2000

  Medical. Medical battery revenues increased primarily due to higher demand for our ICD batteries from our customers, both foreign and domestic. This increase was partially offset due to the expiration of implantable power source patents on which we had been receiving royalty fees. Capacitor revenues increased primarily due to market acceptance and demand for the ICDs using our capacitor, which was first introduced in the fourth quarter of 1999. Medical component revenues increased mainly due to the acquisition of Greatbatch-Sierra in June 2001, whose primary product line of EMI filters for implantable devices complements our other component lines well. Substantially all of the revenue changes during 2001 were attributable to volume.

  Commercial. The higher commercial power sources revenues were primarily related to the inclusion of revenues for a full year from our Battery Engineering, Inc. (BEI) acquisition that was completed in August 2000. This acquisition, combined with our pre-existing commercial business, allowed us to participate strongly in the increased demand for products used in oil and gas exploration activity, which was up sharply in 2001.

  Gross profit

  The increase in gross margin was primarily due to increased efficiencies and cost leveraging based on the higher production volumes in 2001 over 2000. In addition, in 2000 there were substantial start-up costs that accompanied the ramp-up of capacitors to production volumes.

  SG&A expenses

  The increase in SG&A expenses was due to the inclusion of such expenses from Greatbatch-Sierra since its acquisition in June 2001, a full year of expenses from BEI in 2001 versus only five months in 2000, a full year of "public company" expenses (annual stock listing and registrar fees, investor relation expenses, etc), and increased training costs in support of our adoption of a Six SigmaTM quality initiative.

  RD&E expenses

  RD&E increased in dollars, but declined as a percentage of total revenues. This decrease was primarily due to the rapid growth in capacitor and commercial revenues and not to a decrease in our research and development initiatives.

  Other expenses

  The increase in intangible amortization primarily reflects the amortization of intangible assets that arose from our acquisition of Greatbatch-Sierra.

  Interest expense declined as the result of the prepayment of $84.0 million of senior debt using proceeds from our fall 2000 initial public offering. The favorable terms of the refinanced debt in the first quarter of 2001 also reduced interest rates. These favorable conditions were tempered by the additional borrowing of $47 million during the last half of 2001 to finance the Greatbatch-Sierra acquisition.

  Interest income increased as the result of the investment of proceeds from our follow-on public offering in the last half of 2001.

  Other expense for 2001 increased from 2000 levels. Losses on disposition of assets comprised the majority of the balance in 2001. These recurring items were offset in 2000, when we sold, for a gain, interest rate cap agreements that were no longer needed due to the prepayment of our senior debt.

  Provision for income taxes

  Our effective tax rate decreased slightly due to the effect of state taxes and available credits.

  Extraordinary loss

  Senior and subordinated debt that remained outstanding at year-end 2000 was refinanced in the first quarter 2001. The extraordinary charge related to the call premium and write-off of fees and other expenses incurred to establish the original debt financing. The extraordinary charge, net of tax, recorded in 2000 resulted from that year's prepayment of debt with proceeds from our initial public offering.

  Liquidity and Capital Resources

  Our principal source of short-term liquidity is our working capital of $40.2 million at December 31, 2002 combined with our unused $20 million credit line with our lending syndicate. Over the past three years the cash we have generated from operations has been sufficient to meet our capital expenditure and debt service needs, other than for acquisitions, and we anticipate that this will continue for 2003. We believe our relationship with our lending syndicate is good and that additional short-term financing would be available to us from the syndicate on reasonable terms if needed.

  We anticipate higher than historical capital spending during 2003 as we build out our new medical battery manufacturing factory that we purchased during the fourth quarter of 2002 and invest in information technology and other infrastructure to support the current business level and anticipated organic growth.

  The Company regularly engages in discussions relating to potential acquisitions and has identified several possible acquisition opportunities.  The Company currently does not have any commitments, understandings, or agreements to acquire any other business; however, the Company may announce an acquisition transaction at any time.

  At December 31, 2002 our capital structure consisted of our $120 million credit facility and our 21.1 million shares of common stock outstanding. We have historically financed our acquisitions with proceeds from our debt arrangements and public stock offerings. Earnings before interest, taxes, depreciation and amortization (EBITDA) is a primary measure of our ability to utilize debt financing. We believe that our historical growth in EBITDA and our expectation that it will continue to grow in the future positions us well to access increased debt from commercial lenders if needed. We are authorized to issue 100 million shares of common stock and 100 million shares of preferred stock. The market value of our outstanding common stock since our IPO has exceeded our book value and the average daily trading volume of our common stock has also increased; accordingly, we believe that if needed we can access public markets to sell additional common stock, preferred stock, debt or convertible securities if conditions are appropriate in the public markets.

  Inflation

  We do not believe that inflation has had a significant effect on our operations.

  Impact of Recently Issued Accounting Standards

  In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets (SFAS No. 143). SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. We plan to adopt SFAS No. 143 effective January 1, 2003.

  In July 2002, the FASB also issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit and Disposal Activities (SFAS No. 146). SFAS No. 146 revises the accounting for exit and disposal activities under Emerging Issues Task Force Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of SFAS No. 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002.

  ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

  Under the Company's existing credit facility both the term loan and any borrowings under the line of credit bear interest at fluctuating market rates. An analysis of the impact on our interest rate sensitive financial instruments of a hypothetical 10% change in short-term interest rates shows an impact on expected 2003 earnings of approximately $0.3 million of higher or lower earnings, depending on whether short-term rates rise or fall by 10%. The discussion and the estimated amounts referred to above include forward-looking statements of market risk that involve certain assumptions as to market interest rates. Actual future market conditions may differ materially from such assumptions. Accordingly, the forward-looking statements should not be considered projections of future events by the Company.

  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The following consolidated financial statements of our company and report of independent auditors thereon are set forth below.

  Independent Auditors' Report.

  Consolidated Balance Sheet as of December 31, 2002 and 2001.

  Consolidated Statement of Operations for the years ended December 31, 2002, 2001 and 2000.

  Consolidated Statement of Cash Flows for the years ended December 31, 2002, 2001 and 2000.

  Consolidated Statement of Stockholders' Equity for the years ended December 31, 2002, 2001 and 2000.

  Notes to Consolidated Financial Statements.

  INDEPENDENT AUDITORS' REPORT

  Board of Directors and Stockholders
  Wilson Greatbatch Technologies, Inc.
  Clarence, New York

  We have audited the accompanying consolidated balance sheets of Wilson Greatbatch Technologies, Inc. and subsidiaries (the "Company") as of January 3, 2003 and December 28, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended January 3, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Wilson Greatbatch Technologies, Inc. and subsidiaries as of January 3, 2003 and December 28, 2001, and the results of their operations and their cash flows for each of the three years in the period ended January 3, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

  As discussed in Note 2 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

  Deloitte & Touche LLP

  Buffalo, New York
  January 24, 2003

WILSON GREATBATCH TECHNOLOGIES, INC. CONSOLIDATED BALANCE SHEET (IN THOUSANDS)

ASSETS	December 31,
	2002	2001
Current assets:
Cash and cash equivalents	$4,608	$43,272
Accounts receivable, net	19,310	17,373
Inventories	34,908	29,026
Prepaid expenses and other current assets	3,339	1,977
Refundable income taxes	3,038	339
Deferred income taxes	3,349	2,888
Total current assets	68,552	94,875

Property, plant, and equipment, net	64,699	44,149
Intangible assets, net	55,804	58,328
Goodwill	119,407	76,883
Deferred income taxes	-	5,417
Other assets	3,789	3,868
Total assets	$312,251	$283,520

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$5,726	$6,553
Accrued expenses and other current liabilities	13,872	13,721
Current portion of long-term debt	8,750	13,005
Total current liabilities	28,348	33,279

Long-term debt, net of current portion	76,250	61,000
Other long-term liabilities	790	397
Total liabilities	105,388	94,676

Commitments and contingencies (Note 13)

Stockholders' equity:
Preferred stock	-	-
Common stock	21	21
Capital in excess of par value	202,279	200,880
Retained earnings (accumulated deficit)	5,426	(8,935)
Treasury stock, at cost	(863)	(3,122)
Total stockholders' equity	206,863	188,844
Total liabilities and stockholders' equity	$ 312,251	$ 283,520

The accompanying notes are an integral part of these consolidated financial statements

WILSON GREATBATCH TECHNOLOGIES, INC. CONSOLIDATED STATEMENT OF OPERATIONS (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	Year Ended December 31,
	2002	2001	2000

Revenues	$167,296	$135,575	$97,790
Cost of revenues	96,398	74,716	55,446
Gross profit	70,898	60,859	42,344
Selling, general and administrative expenses	24,369	18,174	11,473
Research, development and engineering costs, net	14,440	12,575	9,941
Amortization of intangible assets	3,702	7,726	6,530
Write-off of noncompete agreement	1,723	-	-
Operating income	26,664	22,384	14,400
Interest expense	3,752	4,011	13,212
Interest income	(442)	(423)	(254)
Write-off of investment in unrelated company	1,547	-	-
Other expense (income), net	842	266	(189)
Income before income taxes and extraordinary loss	20,965	18,530	1,631
Provision for income taxes	6,604	6,939	611
Income before extraordinary loss	14,361	11,591	1,020
Extraordinary loss on retirement of debt, net of tax	-	(2,994)	(1,568)
Net income (loss)	$14,361	$8,597	$(548)

Basic earnings (loss) per share:
Income before extraordinary loss	$0.69	$0.59	$0.07
Extraordinary loss on retirement of debt	-	(0.15)	(0.11)
Net earnings (loss)	$0.69	$0.44	$(0.04)

Diluted earnings (loss) per share:
Income before extraordinary loss	$0.68	$0.58	$0.07
Extraordinary loss on retirement of debt	-	(0.15)	(0.11)
Net earnings (loss)	$0.68	$0.43	$(0.04)

Weighted average shares outstanding
Basic	20,941	19,563	14,167
Diluted	21,227	19,945	14,434

The accompanying notes are an integral part of these consolidated financial statements

WILSON GREATBATCH TECHNOLOGIES, INC. CONSOLIDATED STATEMENT OF CASH FLOWS (IN THOUSANDS)

	Year Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net income (loss)	$14,361	$8,597	$(548)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Depreciation and amortization	12,100	14,241	13,009
Write-off of noncompete agreement	1,723	-	-
Write-off of investment in unrelated company	1,547	-	-
Extraordinary loss on retirement of debt	-	3,019	2,407
Deferred income taxes	3,765	2,358	(369)
Loss on disposal of property, plant, and equipment	762	132	68
Changes in operating assets and liabilities:
Accounts receivable	(379)	(4,396)	(1,018)
Inventories	(2,752)	(10,030)	914
Prepaid expenses and other current assets	(1,450)	(928)	2,144
Accounts payable	(1,685)	3,025	(128)
Accrued expenses and other current liabilities	691	4,760	1,536
Income taxes	(873)	677	145
Net cash provided by operating activities	27,810	21,455	18,160

Cash flows from investing activities:
Acquisition of property, plant and equipment	(20,501)	(9,715)	(4,528)
Proceeds from sale of property, plant and equipment	14	5	4
Increase in intangible assets	-	(574)	(417)
Increase in other assets	(1,459)	(2,235)	-
Net cash effect of acquisitions	(47,124)	(46,913)	1,583
Net cash used in investing activities	(69,070)	(59,432)	(3,358)

Cash flows from financing activities:
Borrowings (repayments) under line of credit, net	-	-	(4,300)
Proceeds from issuance of long-term debt	32,000	87,000	-
Principal payments of long-term debt	(29,880)	(48,278)	(98,191)
Issuance of common stock	476	42,511	86,407
Purchase of treasury stock	-	-	(2,565)
Net cash provided by (used in) financing activities	2,596	81,233	(18,649)
Net increase (decrease) in cash and cash equivalents	(38,664)	43,256	(3,847)
Cash and cash equivalents, beginning of year	43,272	16	3,863
Cash and cash equivalents, end of year	$4,608	$43,272	$ 16

The accompanying notes are an integral part of these consolidated financial statements

WILSON GREATBATCH TECHNOLOGIES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (IN THOUSANDS)
	Common Stock		Subscribed Common Stock		Capital In Excess of Par Value	Retained Earnings (Accumulated Deficit)	Treasury Stock		Subscribed Common Stock Receivable

	Shares	Amount	Shares	Amount			Shares	Amount

Balance, December 31, 1999	12,288	$12	337	$1,684	$63,488	$(16,984)	7	$(109)	$1,684

Common stock issued	5,950	6	-	-	86,401	-	-	-	-
Common stock acquired for treasury	-	-	-	-	-	-	266	(4,250)	-

Shares contributed to ESOP	57	-	-	-	855	-	(12)	180	-

Shares issued to acquire Battery Engineering, Inc.	340	1	-	-	5,097	-	-	-	-

Settlement of common stock subscriptions	337	-	(337)	(1,684)	1,684	-	-	-	(1,684)

Exercise of stock options	-	-	-	-	1	-	-	-	-
Net loss	-	-	-	-	-	(548)	-	-	-
Balance, December 31, 2000	18,972	19	-	-	157,526	(17,532)	261	(4,179)	-

Common stock issued	2,000	2	-	-	42,427	-	-	-	-
Shares contributed to ESOP	-	-	-	-	843	-	(66)	1,057	-
Exercise of stock options	11	-	-	-	84	-	-	-	-
Net income	-	-	-	-	-	8,597	-	-	-
Balance, December 31, 2001	20,983	21	-	-	200,880	(8,935)	195	(3,122)	-

Common stock issuance expenses	-	-	-	-	(39)	-	-	-	-
Shares contributed to ESOP	-	-	-	-	761	-	(140)	2,254	-
Reissuance of treasury stock	-	-	-	-	9	-	(1)	5	-
Exercise of stock options	67	-	-	-	668	-	-	-	-
Net income	-	-	-	-	-	14,361	-	-	-
Balance, December 31, 2002	21,050	$21	-	$-	$202,279	$5,426	54	$(863)	$-

The accompanying notes are an integral part of these consolidated financial statements

WILSON GREATBATCH TECHNOLOGIES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  1.  DESCRIPTION OF BUSINESS

  The Company - The consolidated financial statements include the accounts of Wilson Greatbatch Technologies, Inc. and its wholly owned subsidiaries (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

  Nature of Operations - The Company operates in two reportable segments-medical technology and commercial power sources. The medical technology segment designs and manufactures batteries, capacitors, filtered feedthroughs, engineered components and enclosures used in implantable medical devices. The commercial power sources segment designs and manufactures high performance batteries and battery packs for use in oil and gas exploration, oceanographic equipment and aerospace.

  2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Financial Statement Year End - The Company utilizes a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31st. For clarity of presentation, the Company describes all periods as if the year-end is December 31st. Fiscal 2002 included 53 weeks.

  Cash and Cash Equivalents - Cash and cash equivalents consist of cash and highly liquid, short-term investments with maturities at the time of purchase of three months or less.

  Inventories - Inventories are stated at the lower of cost, determined using the first-in, first-out method, or market.

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

  The cost of repairs and maintenance is charged to expense as incurred; renewals and betterments are capitalized. Upon retirement or sale of an asset, its cost and related accumulated depreciation or amortization are removed from the accounts and any gain or loss is recorded in income or expense.

  Goodwill - Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets with indefinite lives. Under the new rules, the Company reassessed the useful lives of trademarks and names and deemed them to have an indefinite life because they are expected to generate cash flows indefinitely. Note 14 - Business Segment information contains an analysis of goodwill by segment.

  Also, in accordance with the transition provisions under Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS No. 141), the carrying amount of assembled workforce totaling $4,642,000 has been reclassified as goodwill effective January 1, 2002.

  As a result of the adoption of SFAS No. 141 and the transition provisions of SFAS No. 142, goodwill and trademark and names will no longer be amortized but will be periodically tested for impairment. An analysis of the proforma effects of these standards had the adoption occurred as of the beginning of fiscal 2000 is included in Note 6 - Intangible Assets.

  SFAS No. 142 requires the Company to assess goodwill for impairment by comparing the fair value of the reporting units to their carrying amounts on an annual basis to determine if there is potential impairment. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the goodwill within the reporting unit is less than its carrying value. Fair values for goodwill are determined based on discounted cash flows, market multiples or appraised values as appropriate. The Company has determined that, based on the transitional goodwill impairment test, no impairment of goodwill and other indefinite-lived intangible assets has occurred.

  Intangible Assets - Acquired intangible assets apart from goodwill consist primarily of patented technology, trademark and names and unpatented technology. The Company continues to amortize its definite-lived assets on a straight-line basis over their estimated useful lives as follows: patented technology, 8-17 years; unpatented technology, 5-15 years; and other intangible assets, 3-10 years.

  The Company tests long-lived assets, exclusive of goodwill, for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment loss is recognized if the carrying amount of long-lived assets is not recoverable and exceeds its fair value based on the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.

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

  Concentration of Credit Risk - Financial instruments which potentially subject the Company to concentration of credit risk consist principally of trade receivables. A significant portion of the Company's sales are to customers in the medical device industry, and, as such, the Company is directly affected by the condition of that industry. However, the credit risk associated with trade receivables is minimal due to the Company's stable customer base. The Company maintains cash deposits with major banks, which from time to time may exceed federally insured limits.

  Derivative Financial Instruments - The Company has only limited involvement with derivative financial instruments and does not enter into financial instruments for trading purposes. Interest rate cap agreements have historically been used to reduce the potential impact of increases in interest rates on floating-rate long-term debt. At December 31, 2002 and 2001, the Company was not a party to any interest rate cap agreements.

  Stock-Based Compensation - In 2002, the Company adopted Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. This standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the standard also requires prominent disclosures in the Company's financial statements about the method of accounting used for stock-based employee compensation, and the effect of the method used when reporting financial results.

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

  The Company has determined the pro forma information as if the Company had accounted for stock options granted under the fair value method of SFAS No. 123. The Black-Scholes option pricing model was used with the following weighted average assumptions. These pro forma calculations assume the common stock is freely tradable for all years presented and, as such, the impact is not necessarily indicative of the effects on reported net income of future years.

	Year Ended December 31,
	2002	2001	2000
Risk-free interest rate	3.79%	5.00%	6.37%
Expected volatility	55%	55%	48%
Expected life (in years)	5	7	7
Expected dividend yield	0%	0%	0%

  The Company's net income (loss) and earnings (loss) per share as if the fair value based method had been applied to all outstanding and unvested awards in each year is as follows (in thousands except per share data):

		Year Ended December 31,
		2002	2001	2000

Net income (loss) as reported	$	$ 14,361	$ 8,597	$ (548)
Stock based employee compensation cost included in net income as reported		$-	$-	$-
Stock-based employee compensation cost determined using the fair value based method, net of related tax effects		$460	$717	$817
Pro forma net income (loss)		$13,901	$7,880	$(1,365)

Net earnings (loss) per share:
Basic - as reported		$0.69	$0.44	$(0.04)
Basic - pro forma		$0.66	$0.40	$(0.10)

Diluted - as reported		$0.68	$0.43	$(0.04)
Diluted - pro forma		$0.65	$0.40	$(0.10)

  Income Taxes - The Company provides for income taxes using the liability method whereby deferred tax liabilities and assets are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using the anticipated tax rate when taxes are expected to be paid or reversed.

  Revenue Recognition - Revenue from the sale of products is primarily recognized at the time product is shipped to customers. The Company allows customers to return defective or damaged products for credit, replacement, or exchange. Revenue is recognized as the net amount to be received after deducting estimated amounts for product returns and allowances. The Company provides credit, in the normal course of business, to its customers. The Company also maintains an allowance for doubtful customer accounts and charges actual losses against this allowance when incurred.

  Warranties - The Company generally warrants that it products will meet customer specifications and will be free from defects in materials and workmanship. The Company's sole obligation under the warranties is repair or replacement of a product that is defective without charge. Returns have been minimal on a historical basis.

  Research, Development and Engineering Costs - Research, development and engineering costs are expensed as incurred. The Company recognizes cost reimbursements from customers for whom the Company designs products upon achieving development milestones. The cost reimbursements charged to customers represent actual costs incurred by the Company in the design and testing of prototypes built to customer specifications and are recorded as an offset to research, development and engineering costs.

  Net research, development and engineering costs are as follows (in thousands):

	Year Ended December 31,
	2002	2001	2000

Research and development costs	$7,156	$6,728	$5,716
Engineering costs	8,882	8,323	7,384
Total gross research, development, and engineering costs	16,038	15,051	13,100
Less cost reimbursements	(1,598)	(2,476)	(3,159)
Research, development and engineering costs, net	$14,440	$12,575	$9,941

  Earnings (Loss) Per Share - Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted earnings (loss) per share is calculated by adjusting for common stock equivalents, which consist of stock options. All shares held in the Employee Stock Ownership Plan ("ESOP") are considered outstanding for both basic and diluted earnings (loss) per share calculations.

  Comprehensive Income - Comprehensive income includes all changes in stockholders' equity during a period except those resulting from investments by owners and distribution to owners. For all periods presented, the Company's only component of comprehensive income is its net income (loss) for those periods.

  Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

  Supplemental Cash Flow Information (in thousands):

	Year Ended December 31,
	2002	2001	2000
Cash paid during the year for:
Interest	$3,092	$3,717	$12,833
Income taxes	6,055	2,214	122

Noncash investing and financing activities:
Common stock issued for acquisition	$-	$-	$5,098
Common stock contributed to ESOP	3,019	1,902	1,036
Settlement of subscribed common stock receivable	-	-	1,684

  Recent Accounting Pronouncements - In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets (SFAS No. 143). SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. The Company plans to adopt SFAS No. 143 effective January 1, 2003, the beginning of fiscal year 2003.

  In July 2002, the FASB also issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit and Disposal Activities (SFAS No. 146). SFAS No. 146 revises the accounting for exit and disposal activities under Emerging Issues Task Force Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of SFAS No. 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002.

  Reclassifications - Certain reclassifications were made to the prior years' financial statements to conform with the current year presentation. None of the reclassifications affected net income (loss) or stockholders' equity.

  3. ACQUISITIONS

  During 2000, 2001 and 2002, the Company completed three acquisitions as follows:

  Battery Engineering, Inc. (BEI), a specialty battery manufacturer.

  Substantially all of the assets of the Sierra-KD Components division of Maxwell Technologies, Inc. (Sierra), a developer and manufacturer of electromagnetic interference filtering capacitors for implantable medical devices.

  Globe Tool and Manufacturing Company, Inc. (Globe Tool), a manufacturer of precision titanium enclosures for implantable medical devices. Globe Tool was acquired to further broaden our product offering to include enclosures.

  These acquisitions have been accounted for using the purchase method of accounting and accordingly, the results of the operations of these acquisitions have been included in the consolidated financial statements from the date of acquisition.

  Acquisition information (in thousands):

	Acquired Company
	BEI	Sierra	Globe Tool

Acquisition date	August 4, 2000	June 18, 2001	July 9, 2002
Shares issued	340	-	-

Purchase price:
Value of shares issued	$5,098	$-	$-
Cash paid	-	46,656	46,637
Transaction costs	100	257	487
Total purchase price	$5,198	$46,913	$47,124

Purchase price allocation:
Property and equipment	$3,554	$4,124	$8,490
Assets/(Liabilities)	808	3,288	(7,079)
Trademark and names	-	-	1,760
Patented Technology	-	8,445	-
Unpatented Technology	-	4,743	7,392
Noncompete/Employment Agreements	-	-	1,177
Goodwill	836	26,313	35,384
Total purchase price	$5,198	$46,913	$47,124

  The allocation of purchase price to intangible assets, goodwill, and identifiable assets acquired in the Globe-Tool acquisition has not been finalized, and any required adjustments will be recorded as necessary. Amounts reported above for 2002 include the Globe Tool intangible assets based on the most recent information available.

  Proforma results (Unaudited)

  The following unaudited pro forma summary presents the Company's consolidated results of operations for 2002 and 2001 as if the acquisitions had been consummated at January 1, 2001. The pro forma consolidated results of operations include certain pro forma adjustments, including the amortization of intangible assets and interest on a term loan.

	December 31,
In thousands except per share amounts:	2002	2001

Revenues	$178,159	$162,190
Income before extraordinary item	$23,249	$11,476
Net income	$15,298	$8,482
Diluted earnings per share:
Income before extraordinary item	$0.73	$0.58
Net income	$0.73	$0.43

  The proforma results are not necessarily indicative of those that would have actually occurred had the acquisitions taken place at the beginning of the periods presented.

  4. INVENTORIES

  Inventories comprised the following (in thousands):

	December 31,
	2002	2001

Raw material	$15,693	$13,894
Work-in-process	13,592	9,955
Finished goods	5,623	5,177
Total	$34,908	$29,026

  5. PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment comprised the following (in thousands):

	December 31,
	2002	2001

Machinery and equipment	$48,384	$37,000
Buildings and building improvements	14,752	8,632
Computers and information technology	6,621	4,630
Leasehold improvements	4,819	3,742
Land and land improvements	4,659	3,749
Furniture and fixtures	2,496	1,991
Construction work in process	8,778	3,771
Other	308	270
	90,817	63,785
Less accumulated depreciation	(26,118)	(19,636)
Total	$ 64,699	$ 44,149

  Depreciation expense during 2002, 2001 and 2000 was approximately $7,610,000, $5,917,000, and $4,943,000, respectively.

  6. INTANGIBLE ASSETS

  Intangible assets comprised the following (in thousands):

	As of December 31, 2002			As of December 31, 2001
	Gross carrying amount	Accumulated Amortization	Net Carrying Amount	Gross carrying amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Patented technology	$21,875	$(7,015)	$ 14,860	$21,875	$(5,363)	$ 16,512
Unpatented technology	15,335	(3,615)	11,720	7,943	(2,417)	5,526
Other	7,740	(6,701)	1,039	18,389	(11,022)	7,367
	44,950	(17,331)	27,619	48,207	(18,802)	29,405
Unamortizing intangible assets:
Trademark and names	31,420	(3,235)	28,185	32,158	(3,235)	28,923
Total intangible assets	$76,370	$(20,566)	$ 55,804	$80,365	$(22,037)	$ 58,328

Aggregate amortization expense for 2002, 2001 and 2000 was: $4,278,000, $5,855,000, and $5,242,000, respectively.

Estimated amortization expense for years subsequent to 2002 are as follows (in thousands):

	2003	$ 3,276
	2004	2,958
	2005	2,476
	2006	2,447
	2007	2,429

  During September 2002, the remaining $1.7 million net book value attributable to the Greatbatch-Hittman Noncompete/Employment Agreement was written off upon Mr. Fred Hittman's death.

  Deferred financing fees have been reclassed from intangible assets to other assets on the consolidated balance sheet. These fees are being amortized over the term of the credit facility. The net book value of $1,781,000 and $1,924,000 for 2002 and 2001 respectively has been removed from the "Other" caption of the above table.

  The following table reflects consolidated results for the years ended 2002 and 2001, with data adjusted as though the adoption of SFAS No. 141 and SFAS No. 142, Goodwill and Other Intangible Assets, had occurred as of the beginning of 2000 (in thousands except per share amounts):

	Year Ended December 31,
	2002	2001	2000

Reported income before extraordinary item	$14,361	$11,591	$1,020
Reported net income (loss)	$14,361	$8,597	$(548)
Add back to reported net income before extraordinary item and to net income (loss):
Goodwill amortization, net of tax	$-	$1,339	$984
Assembled workforce amortization, net of tax	-	397	397
Trademark and names amortization, net of tax	-	506	463
	$-	$2,242	$1,844

Adjusted income before extraordinary item	$14,361	$13,833	$2,864
Adjusted net income	$14,361	$10,839	$1,296

Basic earnings per share:
Reported income before extraordinary item	$0.69	$0.59	$0.07
Reported net income (loss)	$0.69	$0.44	$(0.04)
Adjusted income before extraordinary item	$0.69	$0.71	$0.20
Adjusted net income	$0.69	$0.55	$0.09

Diluted earnings per share:
Reported income before extraordinary item	$0.68	$0.58	$0.07
Reported net income (loss)	$0.68	$0.43	$(0.04)
Adjusted income before extraordinary item	$0.68	$0.69	$0.20
Adjusted net income	$0.68	$0.54	$0.09

  7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

  Accrued expenses and other current liabilities comprised the following (in thousands):

	December 31,
	2002	2001

Salaries and benefits	$5,302	$3,979
Profit sharing and bonuses	5,164	5,196
Other	3,406	4,546
Total	$13,872	$13,721

  8. LONG-TERM DEBT

  In July 2002, in conjunction with the acquisition of Globe Tool, the Company amended its existing $100.0 million credit facility with a consortium of banks by increasing the total size of the facility to $120.0 million. The amended facility consists of a $100.0 million term loan and a $20.0 million revolving line of credit. As of December 31, 2002 the balance outstanding under the term loan was $85.0 million, and there was no amount outstanding under the revolving line of credit. Both the term loan and the revolving line of credit mature in July 2007. The credit agreement is secured by the Company's accounts receivable and inventories and requires the Company to comply with various quarterly financial covenants, as defined, related to net earnings or loss before interest, taxes, depreciation, and amortization ("EBITDA"), and ratios of leverage, interest, fixed charges, and capitalization as they relate to EBITDA. Both the term loan and the revolving line of credit bear interest at a rate that varies with the Company's level of leverage. At current leverage levels, the applicable interest rates for both the term loan and revolving line of credit are prime plus 0.00% or LIBOR (London InterBank Offered Rate), plus 2.000%, at the Company's option. At December 31, 2002, the weighted average interest rate for the term loan was 3.4%.

  Maturities of long-term debt outstanding at December 31, 2002 are as follows: $8.75 million in 2003; $18.75 million in 2004; $21.25 million in 2005; $23.75 million in 2006; and $12.5 million in 2007.

  9. EMPLOYEE BENEFIT PLANS

  Employee Stock Ownership Plan - The Company sponsors a non-leveraged Employee Stock Ownership Plan (''ESOP'') and related trust as a long-term benefit for substantially all of its employees. Under the terms of the ESOP plan documents there are two components to ESOP contributions. The first component is a defined contribution equal to five percent of each employee's annual compensation. The second component is two-thirds of a discretionary profit sharing contribution as determined by the Board of Directors. Both the defined contribution and two-thirds component of the profit sharing contribution are contributed to the ESOP in the form of Company stock. The ESOP is subject to contribution limitations and vesting requirements as defined in the plan. The remaining one-third of the discretionary profit sharing is paid to employees in cash.

  Compensation cost under the two components of the ESOP recognized by the Company was approximately $3.7 million, $3.0 million, and $1.9 million in 2002, 2001 and 2000, respectively. As of December 31, 2002, the Company had contributed 445,342 shares under the ESOP and approximately 127,774 committed-to-be released shares under the ESOP, which equals the estimated number of shares to settle the liability based on the closing market price of the shares at December 31, 2002. The final number of shares contributed to the plan was 143,609, computed based on the closing market price of the shares on the actual contribution date of February 18, 2003, with an adjustment for forfeitures remaining in the plan.

  Savings Plan - The Company sponsors a defined contribution 401(k) plan, which covers substantially all of its employees. The plan provides for the deferral of employee compensation under Section 401(k) and a Company match. Net pension costs related to this defined contribution pension plan were approximately $718,000, $622,000 and $468,000 in 2002, 2001 and 2000, respectively.

  Total costs to the Company for all of the above plans were approximately $5,774,000, $5,470,000 and $3,367,000 in 2002, 2001 and 2000, respectively.

  Education Assistance Program - The Company reimburses tuition, textbooks and laboratory fees for college or other lifelong learning programs for all of its employees.  The Company also reimburses college tuition for the dependent children of its full-time employees.  The dependent children benefit generally vests on a straight-line basis over ten years.  Minimum academic achievement is required in order to receive reimbursement under both programs.  Aggregate expenses under the programs were approximately $621,000, $460,000 and $409,000 during 2002, 2001 and 2000, respectively.

  10. STOCK OPTION PLANS

  The Company has stock option plans that provide for the issuance of nonqualified and incentive stock options to employees of the Company. The Company's 1997 Stock Option Plan (''1997 Plan'') authorizes the issuance of options to purchase up to 480,000 shares of the Company's common stock. The stock options generally vest over a five year period and may vary depending upon the achievement of earnings targets. The stock options expire 10 years from the date of the grant. Stock options are granted at exercise prices equal to or greater than the fair market value of the Company's common stock at the date of the grant.

  The Company's 1998 Stock Option Plan (''1998 Plan'') authorizes the issuance of nonqualified and incentive stock options to purchase up to 1,220,000 shares the Company's common stock, subject to the terms of the plan. The stock options vest over a three to five year period and may vary depending upon the achievement of earnings targets. The stock options expire 10 years from the date of the grant. Stock options are granted at exercise prices equal to or greater than the fair value of the Company's common stock at the date of the grant.

  On November 16, 2001, the Company adopted and approved the Non-Employee Director Stock Incentive Plan (the "Director Plan"). The Director Plan authorizes the issuance of nonqualified stock options to purchase up to 100,000 shares of the Company's common stock from its treasury, subject to the terms of the plan. The stock options vest over a three-year period. The stock options expire 10 years from the date of grant. Stock options are granted at exercise prices equal to or greater than the fair value of the Company's common stock at the date of the grant.

  On November 15, 2002, the Company approved a Restricted Stock Plan for key management members. The Restricted Stock Plan authorizes the issuance of up to 200,000 shares of restricted stock, subject to the terms of the plan. Stock may not be issued under the Restricted Stock Plan until shareholder approval has been received.

  As of December 31, 2002, options for 816,569 shares were available for future grants under the plans. The weighted average remaining contractual life is seven years.

  A summary of the transactions under the 1997 Plan, 1998 Plan, and the Director Plan for 2000, 2001 and 2002 follows:

	Option Activity	Weighted Average Exercise Price

Balance at December 31, 1999	510,257	$7.60
Options granted	83,472	15.49
Options exercised	(47)	15.00
Options forfeited	(2,997)	15.00

Balance at December 31, 2000	590,685	$8.70
Options granted	101,934	26.06
Options exercised	(11,340)	6.06
Options forfeited	(14,960)	9.58

Balance at December 31, 2001	666,319	$11.38
Options granted	344,774	24.97
Options exercised	(67,783)	7.77
Options forfeited	(67,661)	12.78
Balance at December 31, 2002	875,649	$16.92

Options exercisable at:
December 31, 2001	442,526	$8.38
December 31, 2002	451,037	$12.09

  Of the options outstanding as of December 31, 2002, 271,934 options were at an exercise price of $5.00, 192,874 options were at a range of exercise prices of $15.00 to $20.64, and 410,841 options were at a range of exercise prices of $23.85 to $32.48. The weighted average grant date fair value of options granted was $12.22, $16.02, and $9.06 for 2002, 2001, and 2000, respectively.

  11. INCOME TAXES

  The components of the provision for income taxes before extraordinary loss comprised the following (in thousands):

	Year Ended December 31,
	2002	2001	2000
Federal:
Current	$2,574	$3,839	$-
Deferred	4,136	2,365	411
	6,710	6,204	411
State:
Current	266	742	41
Deferred	(372)	(7)	159
	(106)	735	200
Provision for income taxes	$6,604	$6,939	$611

  The tax effect of major temporary differences that give rise to the Company's net deferred tax accounts are as follows (in thousands):
	December 31,
	2002	2001

Inventory valuation	$ 2,019	$ 1,546
Tax credits	2,298	2,614
Amortization of intangible assets	1,969	4,501
Investments	565	-
Accrued expenses and deferred compensation	1,607	1,661
Other	129	152
Depreciation	(4,809)	(2,169)
Net deferred tax asset	3,778	8,305
Less valuation allowance	(565)	-
Net deferred tax asset	3,213	8,305

  In assessing the realizability of deferred tax assets, management considers, within each taxing jurisdiction, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the consideration of the weight of both positive and negative evidence, management has determined that it is more likely than not that a portion of the deferred tax asset remaining at December 31, 2002 related to the valuation of an investment will not be realized.

  The provision for income taxes differs in each of the years from the federal statutory rate due to the following:
	Year Ended December 31,
	2002	2001	2000

Statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	3.3	2.9	(1.7)
Valuation allowance	2.7	-	-
Federal and state tax credits	(10.7)	-	-
Other	1.2	(0.5)	4.2
Effective tax rate	31.5%	37.4%	37.5%

  12. CAPITAL STOCK

  The authorized capital stock of the Company consists of 100,000,000 shares of common stock, $.001 par value per share and 100,000,000 shares of preferred stock, $.001 par value per share. There are no preferred shares issued or outstanding. Under the terms of the credit facility, the Company's ability to pay dividends is restricted to an amount up to 50% of net income. Holders of common stock have one vote per share.

  13. COMMITMENTS AND CONTINGENCIES

  The Company is a party to various legal actions arising in the normal course of business. The Company does not believe that the ultimate resolution of any such pending activities will have a material adverse effect on its consolidated results of operations, financial position, or cash flows.

  The Company is a party to various license agreements through 2018 to manufacture and sell components for use in medical implants and various commercial applications. The most significant of these is an agreement with Evans Capacitor Company to license the basic technology used for wet tantalum capacitor development. The original agreement covered the years 2000, 2001, and 2002 at a cost of $800,000. Various amendments to this agreement require the Company to pay royalties annually based on agreed upon terms during each consecutive three year period beginning December 6, 2002 and ending on the expiration date of the last patent subject to the agreement, or August, 2014. At December 31, 2002, amounts due to be paid under this agreement were $1.1 million.

  In addition, the Company is subject to a license agreement with Motorola, Inc. covering the exclusive use of a patent for a hybrid electrode until December 2016 when the patent expires. The initial cost of this agreement was $100,000 paid in 2000 and 2001. If the Company develops a product embodying the technology covered by the licensed patent, amounts reflecting 6% of the selling price of the product are due to Motorola, Inc. There are no plans at this time to develop products using the licensed technology.

  Operating Leases - The Company is a party to various operating lease agreements for office and manufacturing space. The Company incurred operating lease expense of $928,000, $909,000 and $834,000 for 2002, 2001 and 2000, respectively.

  If all lease extension options are exercised as expected by Company management, minimum future annual operating lease payments are $355,000 in 2003; $285,000 in 2004; $290,000 in 2005; $259,000 in 2006; and $261,000 in 2007.

  BUSINESS SEGMENT INFORMATION

  The Company operates its business in two reportable segments: medical technology and commercial power sources. The medical technology segment designs and manufactures batteries, capacitors, filtered feedthroughs, engineered components and enclosures used in implantable medical devices. The commercial power sources segment designs and manufactures high performance batteries for use in oil and gas exploration, oceanographic equipment, and aerospace.

  The Company's medical technology segment includes multiple business units that have been aggregated because they share similar economic characteristics and similarities in the areas of products, production processes, types of customers, methods of distribution and regulatory environment. The reportable segments are separately managed, and their performance is evaluated based on numerous factors, including income from operations. Management defines segment income from operations as gross profit less costs and expenses attributable to segment specific selling, general and administrative and research, development and engineering expenses. Non-segment specific selling, general and administrative, research, development and engineering expenses, interest expense, intangible amortization and non-recurring items are not allocated to reportable segments. Transactions between the two segments are not significant. The accounting policies of the segments are the same as those described and referenced in Note 2. All dollars are in thousands.

  An analysis and reconciliation of the Company's business segment information to the respective information in the consolidated financial statements is as follows (dollars in thousands):

	Year Ended December 31,
	2002	2001	2000
Revenues:
Medical technology
Medical Batteries:
ICD's	$28,518	$22,215	$14,171
Pacemakers	20,354	22,923	22,516
Other Devices	3,035	722	1,664
Royalties	-	991	2,937
Total Medical Batteries	51,907	46,851	41,288
Capacitors	24,679	20,290	12,611
Components	65,315	40,513	29,890
Total Medical Technology	141,901	107,654	83,789
Commercial power sources	25,395	27,921	14,001
Total revenues	$167,296	$135,575	$97,790

Segment income from operations:
Medical technology	$40,969	$39,008	$30,005
Commercial power sources	8,262	8,796	3,494
Total segment income from operations	49,231	47,804	33,499
Unallocated	(28,266)	(29,274)	(31,868)
Income (loss) before income taxes	$20,965	$18,530	$1,631

Depreciation and amortization:
Medical technology	$10,090	$12,440	$10,860
Commercial power sources	807	778	874
Total depreciation included in segment
income from operations	10,897	13,218	11,734
Unallocated depreciation and amortization	1,203	1,023	1,275
Total depreciation and amortization	$12,100	$14,241	$13,009

Expenditures for tangible long-lived assets,
excluding acquisitions:
Medical technology	$6,616	$7,074	$4,061
Commercial power sources	1,119	504	82
Total reportable segments	7,735	7,578	4,143
Unallocated long-lived tangible assets	12,766	2,137	385
Total expenditures	$20,501	$9,715	$4,528

	December 31,
	2002	2001
Identifiable assets, net:
Medical technology	$256,313	$188,813
Commercial power sources	22,385	24,971
Total reportable segments	278,698	213,784
Unallocated assets	33,553	69,736
Total assets	$312,251	$283,520

The changes in the carrying amount of goodwill are as follows (amounts in thousands):

	Medical Technology	Commercial Power Sources	Total
Balance at December 31, 2001	$74,703	$2,180	$76,883
Reclass of intangible assets	6,754	386	7,140
Goodwill recorded during the year	35,384	0	35,384
Balance at December 31, 2002	$116,841	$2,566	$119,407

  Net revenues by geographic area are presented by attributing revenues from external customers based on where the products are shipped. All dollars are in thousands.

	Year Ended December 31,
	2002	2001	2000
Revenues by geographic area:
United States	$127,145	$92,391	$68,179
Foreign countries	40,151	43,184	29,611
Consolidated revenues	$167,296	$135,575	$97,790

	December 31,
	2002	2001
Long-lived assets:
United States	$243,699	$188,645
Foreign countries	-	-
Consolidated long-lived assets	$243,699	$188,645

  Two customers accounted for a significant portion of the Company's revenues and accounts receivable as follows:

	Revenues			Accounts Receivable
	Year Ended December 31,			December 31,
	2002	2001	2000	2002	2001

Customer A	41%	39%	34%	34%	35%
Customer B	25%	27%	31%	18%	17%
Total	66%	66%	65%	52%	52%

  15.  QUARTERLY SALES AND EARNINGS DATA - UNAUDITED
	(In Thousands, except per share data)
	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.

2002
Revenues	$47,315	$45,350	$38,328	$36,303
Gross profit	20,475	18,872	15,599	15,952
Net income	4,959	2,477	3,586	3,339
Earnings per share - basic	0.24	0.12	0.17	0.16
Earnings per share - diluted	0.23	0.12	0.17	0.16

2001
Revenues	$34,692	$38,325	$32,987	$29,571
Gross profit	15,591	16,648	14,609	14,011
Income before extraordinary loss	2,711	3,312	2,649	2,919
Net income (loss)	2,711	3,312	2,649	(75	) (a)
Earnings per share before
extraordinary loss - basic	0.13	0.17	0.14	0.16
Earnings per share before
extraordinary loss - diluted	0.13	0.16	0.14	0.15
Earnings per share - basic	0.13	0.17	0.14	0.00
Earnings per share - diluted	0.13	0.16	0.14	0.00

  Amount includes an extraordinary loss for the extinguishment of debt in the amount of $2,994,000, net of tax.

  ******

  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

  PART III

            Reference is made to the information responsive to the Items comprising this Part III that is contained in our definitive proxy statement for our 2003 Annual Meeting of Stockholders, which is incorporated by reference herein.

  ITEM 14. Controls and Procedures.

a)	Evaluation of Disclosure Controls and Procedures. Within 90 days before the filing date of this annual report (the "Evaluation Date") we carried out an evaluation, under the supervision and with the participation of the Company's management, including, our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that material information relating to us and our consolidated subsidiaries is recorded, processed, summarized and reported in a timely manner.

b)	Changes in Internal Controls. We have reviewed our internal controls, and there have been no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect such controls, subsequent to the Evaluation Date.

  PART IV

  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

(1)	FINANCIAL STATEMENTS

The following consolidated financial statements of our company and report of independent auditors thereon are set forth below:

Independent Auditors' Report.

Consolidated Balance Sheet as of December 31, 2002 and 2001.

Consolidated Statement of Operations for the years ended December 31, 2002, 2001 and 2000.

Consolidated Statement of Cash Flows for the years ended December 31, 2002, 2001 and 2000.

Consolidated Statement of Stockholders' Equity for the years ended December 31, 2002, 2001 and 2000.

Notes to Consolidated Financial Statements.

(2)	FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statement schedule is included in this report on Form 10-K: Schedule II - Valuation and Qualifying Accounts.

  VALUATION AND QUALIFYING ACCOUNTS
  (In Thousands)

  Col. C.

            Additions

Col. A. Description	Col. B. Balance at Beginning of Period	Charged to Costs & Expenses		Charged to other Accounts - Describe	Col. D. Deductions - Describe (2)	Col. E. Balance at End of Period

2002

Allowance for doubtful accounts	$447	$13		$-	$-	$460
Valuation allowance for income taxes	$-	$565	(1)	$-	$-	$565

2001
Allowance for doubtful accounts	$319	$136		$-	$(8)	$447

2000
Allowance for doubtful accounts	$219	$106		$-	$(6)	$319

  (1)     Allowance recorded in the provision for income taxes.

  (2)     Accounts written off, net of collections on accounts receivable previously written off.

  Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

(3)	EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our registration statement on Form S-1 (File No. 333-37554)).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our quarterly report on Form 10-Q for the quarterly period ended March 29, 2002).

4.1

  Registration Rights Agreement dated February 14, 2002 among Wilson Greatbatch Technologies, Inc., DLJ Merchant Banking Partners II, L.P., DLJMB Funding II, Inc., DLJ Merchant Banking Partners II-A, L.P., DLJ Diversified Partners, L.P., DLJ Diversified Partners-A, L.P., DLJ Millennium Partners, L.P., DLJ First ESC L.L.C., DLJ Offshore Partners II, C.V., DLJ EAB Partners, L.P., UK Investment Plan 1997 Partners (incorporated by reference to Exhibit 4.1 to our quarterly report on Form 10-Q for the quarterly period ended June 28, 2002).

10.1#

  1997 Stock Option Plan (including form of "standard" option agreement and form of "special"option agreement) (incorporated by reference to Exhibit 10.1 to our registration statement on Form S-1 (File No. 333-37554)).

10.2#

  1998 Stock Option Plan (including form of "standard" option agreement, form of "special" option agreement and form of "non-standard" option agreement) (incorporated by reference to Exhibit 10.2 to our registration statement on Form S-1 (File No. 333-37554)).

10.3#	Wilson Greatbatch Ltd. Equity Plus Plan Money Purchase Plan (incorporated by reference to Exhibit 10.3 to our registration statement on Form S-1 (File No. 333-37554)).

10.4#	Wilson Greatbatch Ltd. Equity Plus Plan Stock Bonus Plan (incorporated by reference to Exhibit 10.4 to our registration statement on Form S-1 (File No. 333-37554)).

10.5#	Non-Employee Director Stock Incentive Plan (incorporated by reference to Exhibit A to our definitive proxy statement on Schedule 14-A filed on April 22, 2002).

10.6#

  Employment Agreement, dated as of July 9, 1997, between Wilson Greatbatch Ltd. and Edward F. Voboril (incorporated by reference to Exhibit 10.5 to our registration statement on Form S-1 (File No. 333-37554)).

10.7

  Registration and Anti-Dilution Agreement, dated as of July 10, 1997, among Wilson Greatbatch Technologies, Inc., DLJ Investment Partners, L.P., DLJ Investment Funding, Inc., DLJ First ESC L.L.C., The Northwestern Mutual Life Insurance Company and Donaldson, Lufkin & Jenrette Securities Corporation (incorporated by reference to Exhibit 10.7 to our registration statement on Form S-1 (File No. 333-37554)).

10.8

  Amended and Restated Credit Agreement dated as of June 15, 2001 by and among Wilson Greatbatch Ltd., the lenders party thereto and Manufacturers and Traders Trust Company, as administrative agent (incorporated by reference to Exhibit 10.26 to our registration statement on Form S-1 (File No. 333-63386)).

10.9

  Amended and Restated Credit Agreement dated as of July 9, 2002 by and among Wilson Greatbatch Ltd., the lenders party thereto and Manufacturers and Traders Trust Company, as administrative agent (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed on July 24, 2002).

10.10

  Stockholders Agreement, dated as of July 16, 1997, among Wilson Greatbatch Technologies, Inc., DLJ Merchant Banking Partners II, L.P., DLJMB Funding II, Inc., DLJ Merchant Banking Partners II-A, L.P., DLJ Diversified Partners, L.P., DLJ Diversified Partners-A, L.P., DLJ Millennium Partners, L.P., DLJ First ESC L.L.C., DLJ Offshore Partners II, C.V., DLJ EAB Partners, L.P., U.K. Investment Plan 1997 Partners, and the other holders of common stock of Wilson Greatbatch Technologies Inc. party thereto (incorporated by reference to Exhibit 10.12 to our registration statement on Form S-1 (File No. 333-37554)).

10.11

  Amendment No. 1 to Stockholders Agreement, dated as of October 31, 1997, among Wilson Greatbatch Technologies, Inc., DLJ Merchant Banking Partners II, L.P., DLJMB Funding II, Inc., DLJ Merchant Banking Partners II-A, L.P., DLJ Diversified Partners, L.P., DLJ Diversified Partners-A, L.P., DLJ Millennium Partners, L.P., DLJ First ESC L.L.C., DLJ Offshore Partners II, C.V., DLJ EAB Partners, L.P., U.K. Investment Plan 1997 Partners, and the other holders of common stock of Wilson Greatbatch Technologies, Inc. party thereto (incorporated by reference to Exhibit 10.13 to our registration statement on Form S-1 (File No. 333-37554)).

10.12

  Management Stockholders Agreement, dated as of July 10, 1997, among Wilson Greatbatch Technologies, Inc., DLJ Merchant Banking Partners II, L.P., DLJMB Funding II, Inc., DLJ Merchant Banking Partners II-A, L.P., DLJ Diversified Partners, L.P., DLJ Diversified Partners-A, L.P., DLJ Millennium Partners, L.P., DLJ First ESC L.L.C., DLJ Offshore Partners II, C.V., DLJ EAB Partners, L.P., U.K. Investment Plan 1997 Partners, and the other holders of common stock of Wilson Greatbatch Technologies, Inc. party thereto (incorporated by reference to Exhibit 10.14 to our registration statement on Form S-1 (File No. 333-37554)).

10.13

  Subordinated Note Holders Stockholders Agreement, dated as of July 10, 1997, among Wilson Greatbatch Technologies, Inc., DLJ Merchant Banking Partners II, L.P., DLJMB Funding II, Inc., DLJ Merchant Banking Partners II-A, L.P., DLJ Diversified Partners, L.P., DLJ Diversified Partners-A, L.P., DLJ Millennium Partners, L.P., DLJ First ESC L.L.C., DLJ Offshore Partners II, C.V., DLJ EAB Partners, L.P., U.K. Investment Plan 1997 Partners, DLJ Investment Partners, L.P., DLJ Investment Funding, Inc., The Northwestern Mutual Life Insurance Company and Donaldson, Lufkin & Jenrette Securities Corporation (incorporated by reference to Exhibit 10.15 to our registration statement on Form S-1 (File No. 333-37554)).

10.14

  Supply Agreement, dated as of February 1, 1999, between Wilson Greatbatch Ltd. and Guidant/CRM (incorporated by reference to Exhibit 10.20 to our registration statement on Form S-1 (File No. 333-37554)).

10.15

  Amendment No. 1 to the Supply Agreement, dated as of September 21, 2001, between Wilson Greatbatch Technologies, Inc. and Guidant/CRM (incorporated by reference to Exhibit 10.13 to our annual report on Form 10-K for the fiscal year ended December 28, 2001).

10.16

  Agreement, dated as of April 16, 1997, between Wilson Greatbatch Ltd. and Pacesetter, Inc., a St. Jude Medical Company (incorporated by reference to Exhibit 10.21 to our registration statement on Form S-1 (File No. 333-37554)).

10.17

  License Agreement, dated August 8, 1996, between Wilson Greatbatch Ltd. and Evans Capacitor Company (incorporated by reference to Exhibit 10.23 to our registration statement on Form S-1 (File No. 333-37554)).

10.18*+	Amendment No. 2, dated December 6, 2002, between Wilson Greatbatch Technologies, Ltd. and Evans Capacitor Company.

10.19

  Supplier Partnering Agreement, dated as of June 1, 2000, between Wilson Greatbatch Ltd. and Pacesetter, Inc., a St. Jude Medical Company (incorporated by reference to Exhibit 10.23 to our registration statement on Form S-1 (File No. 333-37554)).

10.20	License Agreement, dated March 16, 1976, between Wilson Greatbatch Ltd. and Medtronic Inc. (incorporated by reference to Exhibit 10.24 to our registration statement on Form S-1 (File No. 333-37554)).

10.21

  Amendment No. 1 to License Agreement, dated July 20, 1976, between Wilson Greatbatch Ltd. and Medtronic Inc. (incorporated by reference to Exhibit 10.25 to our registration statement on Form S-1 (File No. 333-37554)).

10.22

  Stockholders Agreement, dated as of August 23, 1999, among Wilson Greatbatch Technologies, Inc., DLJ Merchant Banking Partners II, L.P., DLJMB Funding II, Inc., DLJ Merchant Banking Partners II-A, L.P., DLJ Diversified Partners, L.P., DLJ Diversified Partners-A, L.P., DLJ Millennium Partners, L.P., DLJ First ESC L.P., DLJ Offshore Partners II, C.V., DLJ EAB Partners, L.P., UK Investment Plan 1997 Partners and Fred Hittman (incorporated by reference to Exhibit 10.26 to our registration statement on Form S-1 (File No. 333-37554)).

10.23

  Form of Subscription Agreement, dated on or about July 17, 1997, between Wilson Greatbatch Technologies, Inc. and each of Edward F. Voboril, Larry T. DeAngelo, Curtis F. Holmes, Ph.D., Arthur J. Lalonde, Richard W. Mott and Susan M. Bratton (incorporated by reference to Exhibit 10.27 to our registration statement on Form S-1 (File No. 333-37554)).

10.24

  Form of Management Subscription Agreement, dated November 1, 1997, between Wilson Greatbatch Technologies, Inc. and each of Edward F. Voboril, Larry T. DeAngelo, Curtis F. Holmes, Ph.D., Arthur J. Lalonde, Richard W. Mott and Susan M. Bratton (incorporated by reference to Exhibit 10.28 to our registration statement on Form S-1 (File No. 333-37554)).

10.25

  Form of Promissory Note, dated November 1, 1997, payable to Wilson Greatbatch Technologies, Inc. by each of Edward F. Voboril, Larry T. DeAngelo, Curtis F. Holmes, Ph.D., Arthur J. Lalonde, Richard W. Mott and Susan M. Bratton (incorporated by reference to Exhibit 10.29 to our registration statement on Form S-1 (File No. 333-37554)).

10.26

  Form of Pledge Agreement, dated November 1, 1997, between Wilson Greatbatch Technologies, Inc. and each of Edward F. Voboril, Larry T. DeAngelo, Curtis F. Holmes, Ph.D., Arthur J. Lalonde, Richard W. Mott and Susan M. Bratton (incorporated by reference to Exhibit 10.30 to our registration statement on Form S-1 (File No. 333-37554)).

10.27	Form of Change of Control Agreement, dated December 17, 2001, between Wilson Greatbatch Technologies, Inc. and each of Edward F. Voboril, Larry T. DeAngelo, Curtis F. Holms, Ph.D. and Richard W. Mott.

10.28

  Stock Purchase Agreement, dated as of July 31, 2000, among Wilson Greatbatch Technologies, Inc., Battery Engineering, Inc. and Hitachi Maxell, Ltd. (incorporated by reference to Exhibit 10.31 to our registration statement on Form S-1 (File No. 333-37554)).

10.29

  Stockholders Agreement, dated as of August 7, 2000, among Wilson Greatbatch Technologies, Inc., Hitachi Maxell, Ltd., DLJ Merchant Banking Partners II, L.P., DLJMB Funding II, Inc., DLJ Merchant Banking Partners II-A, L.P., DLJ Diversified Partners, L.P., DLJ Diversified Partners-A, L.P., DLJ Millennium Partners, L.P., DLJ First ESC L.P., DLJ Offshore Partners II, C.V., DLJ EAB Partners, L.P. and UK Investment Plan 1997 Partners (incorporated by reference to Exhibit 10.32 to our registration statement on Form S-1 (File No. 333-37554)).

10.30

  Subscription Agreement, dated as of August 7, 2000, between Wilson Greatbatch Technologies, Inc. and Hitachi Maxell, Ltd. (incorporated by reference to Exhibit 10.33 to our registration statement on Form S-1 (File No. 333-37554)).

10.31

  Non-Compete Agreement, dated as of August 7, 2000, between Wilson Greatbatch Technologies, Inc. and Hitachi Maxell, Ltd. (incorporated by reference to Exhibit 10.34 to our registration statement on Form S-1 (File No. 333-37554)).

10.32

  Asset Purchase Agreement, dated as of June 18, 2001, among Wilson Greatbatch Technologies, Inc., GB Acquisition Co., Inc., Maxwell Technologies, Inc. and Maxwell Electronic Components Group, Inc. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed June 19, 2001).

10.33

  Stock Purchase Agreement, dated as of July 9, 2002, among Wilson Greatbatch Technologies, Inc., Globe Tool and Manufacturing Company, Inc. ("Globe"), Charter Oak Partners of Westport, Connecticut and certain other shareholders of Globe (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on July 24, 2002).

21.1*	List of Subsidiaries.

23.1*	Consent of Deloitte & Touche LLP.

99.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2*	Factors Possibly Affecting Future Operating Results.

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

Dated: March 18, 2003	WILSON GREATBATCH TECHNOLOGIES, INC.
By: /s/ Edward F. Voboril
Edward F. Voboril President, Chief Executive Officer And Chairman
By: /s/ Lawrence P. Reinhold
Lawrence P. Reinhold Executive Vice President and Chief Financial Officer (Principal Accounting Officer)

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Edward F. Voboril	President, Chief Executive Officer, Chairman and Director (Principal Executive Officer)	March 18, 2003
Edward F. Voboril

/s/ Pamela G. Bailey	Director	March 18, 2003
Pamela G. Bailey

/s/ Robert E. Rich, Jr.	Director	March 18, 2003
Robert E. Rich, Jr.

/s/ William B. Summers, Jr.	Director	March 18, 2003
William B. Summers, Jr.

/s/ Bill R. Sanford	Director	March 18, 2003
Bill R. Sanford

/s/ Henry Wendt	Director	March 18, 2003
Henry Wendt

/s/ Peter H. Soderberg	Director	March 18, 2003
Peter H. Soderberg

  CERTIFICATIONS

  I, Edward F. Voboril, certify that:

1.	I have reviewed this annual report on Form 10-K for the fiscal year ended January 3, 2003 of Wilson Greatbatch Technologies, Inc.;

2.

  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

3.

  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.

  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which periodic reports are being prepared;

b.	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

c	presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditor and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

6.

  The registrant's other certifying officer and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

  Date: March 18, 2003

/s/Edward F. Voboril
Edward F. Voboril
Chairman of the Board, President and
Chief Executive Officer

  CERTIFICATIONS

  I, Lawrence P. Reinhold, certify that:

1.	I have reviewed this annual report on Form 10-K for the fiscal year ended January 3, 2003 of Wilson Greatbatch Technologies, Inc.;

2.

  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

3.

  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.

  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which periodic reports are being prepared;

b.	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

c	presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditor and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

6.

  The registrant's other certifying officer and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

  Date: March 18, 2003

/s/ Lawrence P. Reinhold
Lawrence P. Reinhold
Executive Vice President and
Chief Financial Officer

  EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our registration statement on Form S-1 (File No. 333-37554)).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our quarterly report on Form 10-Q for the quarterly period ended March 29, 2002).

4.1

  Registration Rights Agreement dated February 14, 2002 among Wilson Greatbatch Technologies, Inc., DLJ Merchant Banking Partners II, L.P., DLJMB Funding II, Inc., DLJ Merchant Banking Partners II-A, L.P., DLJ Diversified Partners, L.P., DLJ Diversified Partners-A, L.P., DLJ Millennium Partners, L.P., DLJ First ESC L.L.C., DLJ Offshore Partners II, C.V., DLJ EAB Partners, L.P., UK Investment Plan 1997 Partners (incorporated by reference to Exhibit 4.1 to our quarterly report on Form 10-Q for the quarterly period ended June 28, 2002).

10.1#

  1997 Stock Option Plan (including form of "standard" option agreement and form of "special" option agreement) (incorporated by reference to Exhibit 10.1 to our registration statement on Form S-1 (File No. 333-37554)).

10.2#

  1998 Stock Option Plan (including form of "standard" option agreement, form of "special" option agreement and form of "non-standard" option agreement) (incorporated by reference to Exhibit 10.2 to our registration statement on Form S-1 (File No. 333-37554)).

10.3#	Wilson Greatbatch Ltd. Equity Plus Plan Money Purchase Plan (incorporated by reference to Exhibit 10.3 to our registration statement on Form S-1 (File No. 333-37554)).

10.4#	Wilson Greatbatch Ltd. Equity Plus Plan Stock Bonus Plan (incorporated by reference to Exhibit 10.4 to our registration statement on Form S-1 (File No. 333-37554)).

10.5#	Non-Employee Director Stock Incentive Plan (incorporated by reference to Exhibit A to our definitive proxy statement on Schedule 14-A filed on April 22, 2002).

10.6#

  Employment Agreement, dated as of July 9, 1997, between Wilson Greatbatch Ltd. and Edward F. Voboril (incorporated by reference to Exhibit 10.5 to our registration statement on Form S-1 (File No. 333-37554)).

10.7

  Registration and Anti-Dilution Agreement, dated as of July 10, 1997, among Wilson Greatbatch Technologies, Inc., DLJ Investment Partners, L.P., DLJ Investment Funding, Inc., DLJ First ESC L.L.C., The Northwestern Mutual Life Insurance Company and Donaldson, Lufkin & Jenrette Securities Corporation (incorporated by reference to Exhibit 10.7 to our registration statement on Form S-1 (File No. 333-37554)).

10.8

  Amended and Restated Credit Agreement dated as of June 15, 2001 by and among Wilson Greatbatch Ltd., the lenders party thereto and Manufacturers and Traders Trust Company, as administrative agent (incorporated by reference to Exhibit 10.26 to our registration statement on Form S-1 (File No. 333-63386)).

10.9

  Amended and Restated Credit Agreement dated as of July 9, 2002 by and among Wilson Greatbatch Ltd., the lenders party thereto and Manufacturers and Traders Trust Company, as administrative agent (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed on July 24, 2002).

10.10

  Stockholders Agreement, dated as of July 16, 1997, among Wilson Greatbatch Technologies, Inc., DLJ Merchant Banking Partners II, L.P., DLJMB Funding II, Inc., DLJ Merchant Banking Partners II-A, L.P., DLJ Diversified Partners, L.P., DLJ Diversified Partners-A, L.P., DLJ Millennium Partners, L.P., DLJ First ESC L.L.C., DLJ Offshore Partners II, C.V., DLJ EAB Partners, L.P., U.K. Investment Plan 1997 Partners, and the other holders of common stock of Wilson Greatbatch Technologies Inc. party thereto (incorporated by reference to Exhibit 10.12 to our registration statement on Form S-1 (File No. 333-37554)).

10.11

  Amendment No. 1 to Stockholders Agreement, dated as of October 31, 1997, among Wilson Greatbatch Technologies, Inc., DLJ Merchant Banking Partners II, L.P., DLJMB Funding II, Inc., DLJ Merchant Banking Partners II-A, L.P., DLJ Diversified Partners, L.P., DLJ Diversified Partners-A, L.P., DLJ Millennium Partners, L.P., DLJ First ESC L.L.C., DLJ Offshore Partners II, C.V., DLJ EAB Partners, L.P., U.K. Investment Plan 1997 Partners, and the other holders of common stock of Wilson Greatbatch Technologies, Inc. party thereto (incorporated by reference to Exhibit 10.13 to our registration statement on Form S-1 (File No. 333-37554)).

10.12

  Management Stockholders Agreement, dated as of July 10, 1997, among Wilson Greatbatch Technologies, Inc., DLJ Merchant Banking Partners II, L.P., DLJMB Funding II, Inc., DLJ Merchant Banking Partners II-A, L.P., DLJ Diversified Partners, L.P., DLJ Diversified Partners-A, L.P., DLJ Millennium Partners, L.P., DLJ First ESC L.L.C., DLJ Offshore Partners II, C.V., DLJ EAB Partners, L.P., U.K. Investment Plan 1997 Partners, and the other holders of common stock of Wilson Greatbatch Technologies, Inc. party thereto (incorporated by reference to Exhibit 10.14 to our registration statement on Form S-1 (File No. 333-37554)).

10.13

  Subordinated Note Holders Stockholders Agreement, dated as of July 10, 1997, among Wilson Greatbatch Technologies, Inc., DLJ Merchant Banking Partners II, L.P., DLJMB Funding II, Inc., DLJ Merchant Banking Partners II-A, L.P., DLJ Diversified Partners, L.P., DLJ Diversified Partners-A, L.P., DLJ Millennium Partners, L.P., DLJ First ESC L.L.C., DLJ Offshore Partners II, C.V., DLJ EAB Partners, L.P., U.K. Investment Plan 1997 Partners, DLJ Investment Partners, L.P., DLJ Investment Funding, Inc., The Northwestern Mutual Life Insurance Company and Donaldson, Lufkin & Jenrette Securities Corporation (incorporated by reference to Exhibit 10.15 to our registration statement on Form S-1 (File No. 333-37554)).

10.14

  Supply Agreement, dated as of February 1, 1999, between Wilson Greatbatch Ltd. and Guidant/CRM (incorporated by reference to Exhibit 10.20 to our registration statement on Form S-1 (File No. 333-37554)).

10.15

  Amendment No. 1 to the Supply Agreement, dated as of September 21, 2001, between Wilson Greatbatch Technologies, Inc. and Guidant/CRM (incorporated by reference to Exhibit 10.13 to our annual report on Form 10-K for the fiscal year ended December 28, 2001).

10.16

  Agreement, dated as of April 16, 1997, between Wilson Greatbatch Ltd. and Pacesetter, Inc., a St. Jude Medical Company (incorporated by reference to Exhibit 10.21 to our registration statement on Form S-1 (File No. 333-37554)).

10.17

  License Agreement, dated August 8, 1996, between Wilson Greatbatch Ltd. and Evans Capacitor Company (incorporated by reference to Exhibit 10.23 to our registration statement on Form S-1 (File No. 333-37554)).

10.18*+	Amendment No. 2, dated December 6, 2002, between Wilson Greatbatch Technologies, Ltd. and Evans Capacitor Company.

10.19

  Supplier Partnering Agreement, dated as of June 1, 2000, between Wilson Greatbatch Ltd. and Pacesetter, Inc., a St. Jude Medical Company (incorporated by reference to Exhibit 10.23 to our registration statement on Form S-1 (File No. 333-37554)).

10.20	License Agreement, dated March 16, 1976, between Wilson Greatbatch Ltd. and Medtronic Inc. (incorporated by reference to Exhibit 10.24 to our registration statement on Form S-1 (File No. 333-37554)).

10.21

  Amendment No. 1 to License Agreement, dated July 20, 1976, between Wilson Greatbatch Ltd. and Medtronic Inc. (incorporated by reference to Exhibit 10.25 to our registration statement on Form S-1 (File No. 333-37554)).

10.22

  Stockholders Agreement, dated as of August 23, 1999, among Wilson Greatbatch Technologies, Inc., DLJ Merchant Banking Partners II, L.P., DLJMB Funding II, Inc., DLJ Merchant Banking Partners II-A, L.P., DLJ Diversified Partners, L.P., DLJ Diversified Partners-A, L.P., DLJ Millennium Partners, L.P., DLJ First ESC L.P., DLJ Offshore Partners II, C.V., DLJ EAB Partners, L.P., UK Investment Plan 1997 Partners and Fred Hittman (incorporated by reference to Exhibit 10.26 to our registration statement on Form S-1 (File No. 333-37554)).

10.23

  Form of Subscription Agreement, dated on or about July 17, 1997, between Wilson Greatbatch Technologies, Inc. and each of Edward F. Voboril, Larry T. DeAngelo, Curtis F. Holmes, Ph.D., Arthur J. Lalonde, Richard W. Mott and Susan M. Bratton (incorporated by reference to Exhibit 10.27 to our registration statement on Form S-1 (File No. 333-37554)).

10.24

  Form of Management Subscription Agreement, dated November 1, 1997, between Wilson Greatbatch Technologies, Inc. and each of Edward F. Voboril, Larry T. DeAngelo, Curtis F. Holmes, Ph.D., Arthur J. Lalonde, Richard W. Mott and Susan M. Bratton (incorporated by reference to Exhibit 10.28 to our registration statement on Form S-1 (File No. 333-37554)).

10.25

  Form of Promissory Note, dated November 1, 1997, payable to Wilson Greatbatch Technologies, Inc. by each of Edward F. Voboril, Larry T. DeAngelo, Curtis F. Holmes, Ph.D., Arthur J. Lalonde, Richard W. Mott and Susan M. Bratton (incorporated by reference to Exhibit 10.29 to our registration statement on Form S-1 (File No. 333-37554)).

10.26

  Form of Pledge Agreement, dated November 1, 1997, between Wilson Greatbatch Technologies, Inc. and each of Edward F. Voboril, Larry T. DeAngelo, Curtis F. Holmes, Ph.D., Arthur J. Lalonde, Richard W. Mott and Susan M. Bratton (incorporated by reference to Exhibit 10.30 to our registration statement on Form S-1 (File No. 333-37554)).

10.27	Form of Change of Control Agreement, dated December 17, 2001, between Wilson Greatbatch Technologies, Inc. and each of Edward F. Voboril, Larry T. DeAngelo, Curtis F. Holms, Ph.D. and Richard W. Mott.

10.28

  Stock Purchase Agreement, dated as of July 31, 2000, among Wilson Greatbatch Technologies, Inc., Battery Engineering, Inc. and Hitachi Maxell, Ltd. (incorporated by reference to Exhibit 10.31 to our registration statement on Form S-1 (File No. 333-37554)).

10.29

  Stockholders Agreement, dated as of August 7, 2000, among Wilson Greatbatch Technologies, Inc., Hitachi Maxell, Ltd., DLJ Merchant Banking Partners II, L.P., DLJMB Funding II, Inc., DLJ Merchant Banking Partners II-A, L.P., DLJ Diversified Partners, L.P., DLJ Diversified Partners-A, L.P., DLJ Millennium Partners, L.P., DLJ First ESC L.P., DLJ Offshore Partners II, C.V., DLJ EAB Partners, L.P. and UK Investment Plan 1997 Partners (incorporated by reference to Exhibit 10.32 to our registration statement on Form S-1 (File No. 333-37554)).

10.30

  Subscription Agreement, dated as of August 7, 2000, between Wilson Greatbatch Technologies, Inc. and Hitachi Maxell, Ltd. (incorporated by reference to Exhibit 10.33 to our registration statement on Form S-1 (File No. 333-37554)).

10.31

  Non-Compete Agreement, dated as of August 7, 2000, between Wilson Greatbatch Technologies, Inc. and Hitachi Maxell, Ltd. (incorporated by reference to Exhibit 10.34 to our registration statement on Form S-1 (File No. 333-37554)).

10.32

  Asset Purchase Agreement, dated as of June 18, 2001, among Wilson Greatbatch Technologies, Inc., GB Acquisition Co., Inc., Maxwell Technologies, Inc. and Maxwell Electronic Components Group, Inc. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed June 19, 2001).

10.33

  Stock Purchase Agreement, dated as of July 9, 2002, among Wilson Greatbatch Technologies, Inc., Globe Tool and Manufacturing Company, Inc. ("Globe"), Charter Oak Partners of Westport, Connecticut and certain other shareholders of Globe (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on July 24, 2002).

21.1*	List of Subsidiaries.

23.1*	Consent of Deloitte & Touche LLP.

99.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2*	Factors Possibly Affecting Future Operating Results.
Portions of those exhibits marked "+" have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.
*	Filed herewith.
#	Indicates exhibits that are management contracts or compensation plans or arrangements required to be filed pursuant to Item 14(c) of Form 10-K.