Form 10-Q
period 2003-04-04
WILSON GREATBATCH TECHNOLOGIES INC
filed 2003-05-16
CIK 1114483

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the Quarter ended April 4, 2003

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

As of May 12, 2003 Common stock, $.001 par value per share 21,162,088 shares

                      WILSON GREATBATCH TECHNOLOGIES, INC.
                         TABLE OF CONTENTS FOR FORM 10-Q
                          QUARTER ENDED MARCH 31, 2003

                                                                            Page

COVER PAGE                                                                    1

TABLE OF CONTENTS                                                             2

PART I -  FINANCIAL INFORMATION

ITEM 1.   Financial Statements

          Condensed Consolidated Balance Sheets                               3

          Condensed Consolidated Statements of Operations                     4

          Condensed Consolidated Statements of Cash Flows                     5

          Notes to Condensed Consolidated Financial Statements                6

ITEM 2.   Management's Discussion and Analysis of Financial Condition and    11
             Results of Operations

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk          16

ITEM 4.   Controls and Procedures                                            16

PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings                                                  17

ITEM 2.   Changes in Securities and Use of Proceeds                          17

ITEM 3.   Defaults Upon Senior Securities                                    17

ITEM 4.   Submission of Matters to a Vote of Security Holders                17

ITEM 5.   Other Information                                                  17

ITEM 6.   Exhibits and Reports on Form 8-K                                   17

EXHIBIT INDEX                                                                18

SIGNATURES                                                                   19

CERTIFICATIONS                                                               20

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WILSON GREATBATCH TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET - Unaudited
(IN THOUSANDS)

--------------------------------------------------------------------------------

ASSETS                                                 March 31,    December 31,
                                                         2003          2002
Current assets:
  Cash and cash equivalents                            $  2,203      $  4,608
  Accounts receivable, net                               26,769        19,310
  Inventories                                            32,717        34,908
  Prepaid expenses and other current assets               1,287         3,339
  Refundable income taxes                                 3,038         3,038
  Deferred income taxes                                   3,349         3,349
                                                       --------      --------
          Total current assets                           69,363        68,552

Property, plant, and equipment, net                      64,124        64,699
Intangible assets, net                                   54,986        55,804
Goodwill                                                119,550       119,407
Other assets                                              3,738         3,789
                                                       --------      --------
Total assets                                           $311,761      $312,251
                                                       ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                     $  4,752      $  5,726
  Accrued expenses and other current liabilities          9,893        13,872
  Current portion of long-term debt                       3,250         8,750
                                                       --------      --------
           Total current liabilities                     17,895        28,348

Long-term debt, net of current portion                   76,250        76,250
Other long-term liabilities                                 870           790
                                                       --------      --------
           Total liabilities                             95,015       105,388
                                                       --------      --------

Stockholders' equity:
  Preferred stock                                            --            --
  Common stock                                               21            21
  Capital in excess of par value                        205,262       202,279
  Retained earnings                                      11,463         5,426
  Treasury stock, at cost                                    --          (863)
                                                       --------      --------
           Total stockholders' equity                   216,746       206,863
                                                       --------      --------
Total liabilities and stockholders' equity             $311,761      $312,251
                                                       ========      ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

WILSON GREATBATCH TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS - Unaudited
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                            Three Months Ended
                                                                 March 31,
                                                            2003         2002

Revenues                                                  $ 54,857     $ 36,303
Cost of revenues                                            32,044       20,351
                                                          --------     --------
       Gross profit                                         22,813       15,952
Selling, general and administrative expenses                 7,691        5,657
Research, development and engineering costs, net             4,560        3,653
Amortization of intangible assets                              815          886
                                                          --------     --------
     Operating income                                        9,747        5,756
Interest expense                                               931          892
Interest income                                                 (9)        (145)
Other expense, net                                              12           26
                                                          --------     --------
     Income before income taxes                              8,813        4,983
Provision for income taxes                                   2,776        1,644
                                                          --------     --------
     Net income                                           $  6,037     $  3,339
                                                          ========     ========

Earnings per share
     Basic                                                $   0.29     $   0.16
     Diluted                                              $   0.28     $   0.16

Weighted average shares outstanding
     Basic                                                  21,070       20,872
     Diluted                                                21,354       21,268

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

WILSON GREATBATCH TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS - Unaudited
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                             Three Months Ended
                                                                  March 31,
                                                             2003         2002
Cash flows from operating activities:
  Net income                                               $ 6,037      $ 3,339
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                          3,419        3,013
      Loss on disposal of property, plant, and equipment        70           --
  Changes in operating assets and liabilities:
    Accounts receivable                                     (7,459)        (243)
    Inventories                                              2,191       (2,576)
    Prepaid expenses and other current assets                2,052         (831)
    Accounts payable                                          (974)      (2,126)
    Accrued expenses and other current liabilities            (622)         350
    Income taxes                                               311        1,024
                                                           -------      -------
             Net cash provided by operating activities       5,025        1,950
                                                           -------      -------

Cash flows from investing activities:
  Acquisition of property, plant and equipment              (2,100)      (4,672)
  Proceeds from sale of property, plant and equipment            2           --
  Increase in other assets                                     (10)          --
                                                           -------      -------
             Net cash used in investing activities          (2,108)      (4,672)
                                                           -------      -------

Cash flows from financing activities:
  Principal payments of long-term debt                      (5,500)      (3,004)
  Issuance of common stock                                     178            5
                                                           -------      -------
           Net cash used in financing activities            (5,322)      (2,999)
                                                           -------      -------
Net decrease in cash and cash equivalents                   (2,405)      (5,721)
Cash and cash equivalents, beginning of year                 4,608       43,272
                                                           -------      -------
Cash and cash equivalents, end of year                     $ 2,203      $37,551
                                                           =======      =======

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

WILSON GREATBATCH TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.    BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. In the opinion of management, the consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of Wilson Greatbatch Technologies, Inc. (the Company) for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from these estimates. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 3, 2003.

      Certain prior year amounts have been reclassified to conform to current year presentation.

      The Company utilizes a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31st. For 52-week years, each quarter contains 13 weeks. For 53-week years, the first, second and third quarters each have 13 weeks, and the fourth quarter has 14 weeks. For clarity of presentation, the Company describes all periods as if each quarter end is on March 31st, June 30th and September 30th and as if the year-end is December 31st.

2.    STOCK BASED COMPENSATION

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

      The Company has determined the pro forma information as if the Company had accounted for stock options granted under the fair value method of SFAS No. 123. The Black-Scholes option-pricing model was used with the following weighted average assumptions. These pro forma calculations assume the common stock is freely tradable for all periods presented and, as such, the impact is not necessarily indicative of the effects on reported net income of future years.

                                                         Three months ended
                                                             March 31,
                                                        2003            2002

      Risk-free interest rate                           2.89%           3.79%
      Expected volatility                                 55%             55%
      Expected life (in years)                             5               5
      Expected dividend yield                              0%              0%

      The Company's net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each year is as follows (in thousands except per share data):

                                                           Three months ended
                                                               March 31,
                                                           2003          2002

Net income as reported                                    $6,037       $ 3,339
Stock based employee compensation cost included
  in net income as reported                               $  --        $   --
Stock-based employee compensation cost determined
  using the fair value based method, net of
  related tax effects                                     $  385       $   204
Pro forma net income                                      $5,652       $ 3,135

Net earnings per share:
    Basic - as reported                                   $ 0.29       $  0.16
    Basic - pro forma                                     $ 0.27       $  0.15

    Diluted - as reported                                 $ 0.28       $  0.16
    Diluted - pro forma                                   $ 0.26       $  0.15

3.    INVENTORIES

      Inventories comprised the following (in thousands):

                                                      March 31,     December 31,
                                                        2003           2002

      Raw material                                    $ 14,310       $ 15,693
      Work-in-process                                   13,890         13,592
      Finished goods                                     4,517          5,623
                                                      --------       --------
Total                                                 $ 32,717       $ 34,908
                                                      ========       ========

4.    INTANGIBLE ASSETS

      Intangible assets comprised the following (in thousands):

                                                   As of March 31, 2003
                                           Gross                          Net
                                         carrying      Accumulated      Carrying
                                          amount       Amortization      Amount

Amortizing intangible assets:
   Patented technology                    $21,875        $(7,428)       $14,447
   Unpatented technology                   15,335         (3,897)        11,438
   Other                                    7,740         (6,824)           916
                                          -------       --------        -------
                                           44,950        (18,149)        26,801
Unamortizing intangible assets:
   Trademark and names                     31,420         (3,235)        28,185
                                          -------       --------        -------
Total intangible assets                   $76,370       $(21,384)       $54,986
                                          =======       ========        =======

      Aggregate amortization expense for first quarter 2003 was $815,000.

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

      Management defines segment income from operations as gross profit less costs and expenses attributable to segment specific selling, general and administrative and research, development and engineering expenses, and intangible amortization. First quarter 2003 segment income also includes a portion of non-segment specific selling, general and administrative, research, development and engineering expenses based on allocation bases appropriate to the expense categories. The remaining unallocated selling, general and administrative, research, development and engineering expenses and intangible amortization along with interest expense, and certain non-recurring items are not allocated to reportable segments. This change is not reflected in the first quarter 2002 calculation of segment income from operations because it is impracticable to do so. The allocation of expenses to segments in 2003 does not change the composition of the reportable segments; the change is only a revision to the calculation of segment income from operations. Transactions between the two segments are not significant. The accounting policies of the segments are the same as those described and referenced in Note 1. All dollars are in thousands.

      An analysis and reconciliation of the Company's business segment information to the respective information in the consolidated financial statements is as follows (dollars in thousands):

                                                           Three months ended
                                                              March 31,
Revenues:                                                 2003          2002
  Medical technology
    Medical batteries:
      Implantable Cardioverter Defibrillators          $ 10,760       $  6,506
      Pacemakers                                          6,037          5,529
      Other devices                                        806           1,002
                                                       --------       --------
    Total medical batteries                              17,603         13,037
    Capacitors                                            7,148          5,749
    Components                                           23,277         11,527
                                                       --------       --------
  Total medical technology                               48,028         30,313
  Commercial power sources                                6,829          5,990
                                                       --------       --------
  Total revenues                                       $ 54,857       $ 36,303
                                                       ========       ========

Segment income from operations:
  Medical technology                                   $ 11,326       $ 10,016
  Commercial power sources                                  588          2,052
                                                       --------       --------
  Total segment income from operations                   11,914         12,068
  Unallocated                                            (3,101)        (7,085)
                                                       --------       --------
  Income before income taxes                           $  8,813       $  4,983
                                                       ========       ========

      The changes in the carrying amount of goodwill are as follows (amounts in thousands):

                                                          Commercial
                                                Medical      Power
                                              Technology    Sources      Total

      Balance at December 31, 2002             $116,841     $ 2,566    $ 119,407
      Goodwill recorded during the quarter          143          --          143
                                               --------     -------    ---------
Balance at March 31, 2003                      $116,984     $ 2,566    $ 119,550
                                               ========     =======    =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

We are a leading developer and manufacturer of batteries, capacitors, filtered feedthroughs, engineered components and enclosures used in implantable medical devices. We also develop and manufacture high performance batteries and battery packs used in other demanding non-medical applications.

Our medical battery revenues are derived from sales of batteries for pacemakers, implantable cardioverter defibrillators (ICDs), cardiac resynchronization therapy devices (CRTs) and other implantable medical devices. Our capacitor revenues are derived from sales of our wet tantalum capacitors, which we developed for use in ICDs. Our component revenues are derived from sales of feedthroughs, electrodes, electromagnetic interference (EMI) filters, enclosures, and other precision components principally used in pacemakers and ICDs. Our commercial power sources revenues are derived primarily from sales of batteries and battery packs for use in oil and gas exploration. We also supply batteries to NASA for its space shuttle program and other similarly demanding commercial applications.

The Company utilizes a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31st. For 52-week years, each quarter contains 13 weeks. For 53-week years, the first, second and third quarters each have 13 weeks, and the fourth quarter has 14 weeks. For clarity of presentation, the Company describes all periods as if each quarter end is on March 31st, June 30th and September 30th and as if the year-end is December 31st.

The commentary that follows should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report.

Results of Operations - unaudited

                                                        Three months ended March 31,

In thousands, except per share data                           2003        2002      Change   % Change
-----------------------------------------------------------------------------------------------------
Medical Technology
   Medical Batteries:
      ICDs                                                  $ 10,760    $ 6,506    $ 4,254      65%
      Pacemakers                                               6,037      5,529        508       9%
      Other Devices                                              806      1,002       (196)    -20%
                                                            ---------------------------------------
   Total Medical Batteries                                    17,603     13,037      4,566      35%
   Capacitors                                                  7,148      5,749      1,399      24%
   Components                                                 23,277     11,527     11,750     102%
                                                            ---------------------------------------
Total Medical Technology                                      48,028     30,313     17,715      58%
Commercial Power Sources                                       6,829      5,990        839      14%
                                                            ---------------------------------------
Total Revenues                                                54,857     36,303     18,554      51%
Cost of revenues                                              32,044     20,351     11,693      57%
Gross profit                                                  22,813     15,952      6,861      43%
Gross profit as a % of revenues                                  42%        44%
Selling, general, and administrative expenses (SG&A)           7,691      5,657      2,034      36%
SG&A as a % of revenues                                          14%        16%
Research, development and engineering costs, net (RD&E)        4,560      3,653        907      25%
RD&E as a % of revenues                                           8%        10%
Intangible amortization                                          815        886        (71)     -8%
Interest expense                                                 931        892         39       4%
Interest income                                                   (9)      (145)       136     -94%
Other expense, net                                                12         26        (14)    -54%
Provision for income taxes                                     2,776      1,644      1,132      69%
Effective tax rate                                               32%        37%
Net income                                                  $  6,037    $ 3,339    $ 2,698      81%
Diluted net earnings per share                              $   0.28    $  0.16    $  0.12      75%

Revenues

The increase in total revenues for first quarter 2003 included revenues of Greatbatch-Globe, which we acquired in July 2002.

Medical. Medical battery revenues increased mainly due to our customers' increased demand for ICD batteries. Capacitor revenues increased as a result of increased demand by our existing customer for capacitors. The increase in sales of medical components was due to the inclusion of revenues from Greatbatch-Globe and the increased demand for our filtered feedthrough products. Substantially all of the revenue changes for first quarter 2003 were attributable to volume.

Commercial. Commercial power sources revenues improved as the result of increased demand from customers in the oil and gas exploration market.

Gross profit

Gross profit increased as a result of increased revenues. The overall 2.3 percentage point reduction in the gross margin was comprised of a 2.1 point reduction for the inclusion of Greatbatch-Globe profits at lower than average margins; a 0.9 point reduction for the costs related to the consolidation of our commercial operations; a 1.5 point reduction for the costs associated with the implementation of lean manufacturing initiatives at most facilities and other infrastructure improvements; and a 2.2 point increase provided by the improvement of margins at our Greatbatch-Sierra facility.

SG&A expenses

SG&A expenses increased in dollars and declined as a percentage of total revenues. The expense increase is due to the inclusion of costs associated with Greatbatch-Globe, costs associated with our Six Sigma(TM) quality initiatives, improvements to our information technology systems, and the general development of our infrastructure to support the Company growth.

RD&E expenses

RD&E expenses increased in dollars, but declined as a percentage of total revenues. The decrease in the percentage of expenses as related to sales is primarily attributable to the low level of RD&E expenses at Greatbatch-Globe. We expect to increase our spending on RD&E to a level that will support the new technologies demanded by the implantable medical device markets.

Amortization expense

Intangible amortization decreased due to the write-off of the Greatbatch-Hittman Noncompete/Employment Agreement in third quarter 2002. Amortization expense for first quarter 2002 included $233 thousand for this agreement that is not included in the first quarter 2003 expense.

Other expenses

Interest expense increased slightly as interest-bearing debt as a percentage of total capitalization was 27% for both first quarter 2003 and 2002 with interest rates of 3.3% and 3.2%, respectively. Interest income declined due to the reduced levels of investable cash in first quarter 2003 following the acquisition of Greatbatch-Globe during the last half of 2002.

Provision for income taxes

Our effective tax rate declined primarily as a result of increased research and development credits, as well as the benefits of state tax planning strategies.

Liquidity and Capital Resources

Our principal source of short-term liquidity is our working capital of $51.3 million at March 31, 2003 combined with our unused $20 million credit line with our lending syndicate. Historically we have generated cash from operations sufficient to meet our capital expenditure and debt service needs, other than for acquisitions, and we anticipate that this will continue for 2003. We believe our relationship with our lending syndicate is good and that additional short-term financing would be available to us from the syndicate on reasonable terms if needed.

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

At March 31, 2003 our capital structure consisted of our $120 million credit facility and our 21.1 million shares of common stock outstanding. We have historically financed our acquisitions with proceeds from our debt arrangements and public stock offerings. Earnings before interest, taxes, depreciation and amortization (EBITDA) is a primary measure of our ability to utilize debt financing. We believe that our historical growth in EBITDA and our expectation that it will continue to grow in the future positions us well to access increased debt from commercial lenders if needed. We are authorized to issue 100 million shares of common stock and 100 million shares of preferred stock. The market value of our outstanding common stock since our IPO has exceeded our book value and the average daily trading volume of our common stock has also increased; accordingly, we believe that if needed we can access public markets to sell additional common stock, preferred stock, debt or convertible securities if conditions are appropriate in the public markets.

Inflation

We do not believe that inflation has had a significant effect on our operations.

Impact of Recently Issued Accounting Standards

None.

Forward-Looking Statements

Some of the statements contained in this Quarterly Report on Form 10-Q and other written and oral statements made from time to time by us and our representatives, are not statements of historical or current fact. As such, they are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations, which are subject to known and unknown risks, uncertainties and assumptions. They include statements relating to:

      o     future revenues, expenses and profitability;

      o the future development and expected growth of our business and the implantable medical device industry;

      o our ability to successfully execute our business model and our business strategy;

      o our ability to identify trends within the for implantable medical devices, medical components, and commercial power sources industries and to offer products and services that meet the changing needs of those markets;

      o     projected capital expenditures; and

      o     trends in government regulation.

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

Although it is not possible to create a comprehensive list of all factors that may cause actual results to differ from the results expressed or implied by our forward-looking statements or that may affect our future results, some of these factors include the following: dependence upon a limited number of customers, product obsolescence, inability to market current or future products, pricing pressure from customers, reliance on third party suppliers for raw materials, products and subcomponents, fluctuating operating results, inability to maintain high quality standards for our products, challenges to our intellectual property rights, product liability claims, inability to successfully consummate and integrate acquisitions, unsuccessful expansion into new markets, competition, inability to obtain licenses to key technology, regulatory changes or consolidation in the healthcare industry, and other risks and uncertainties that arise from time to time as described in the Company's Annual Report on Form 10-K and other periodic filings with the Securities and Exchange Commission.

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

ITEM 4. Controls and Procedures.

a) Evaluation of Disclosure Controls and Procedures. Within 90 days before the filing date of this quarterly report (the "Evaluation Date") we carried out an evaluation, under the supervision and with the participation of the Company's management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that material information relating to us and our consolidated subsidiaries is recorded, processed, summarized and reported in a timely manner.

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

None.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Submission of Matters to a Vote of Security Holders.

None.

ITEM 5. Other Information.

Effective April 1, 2003, we entered into a new Battery Supply Agreement with Guidant Corporation that replaces and extends the terms of our February 1999 supply agreement with Guidant that would have expired on December 31, 2004. The new agreement expires on December 31, 2006 and can be renewed for additional one-year periods upon mutual agreement. Under our new agreement, we will continue to supply and Guidant will continue to purchase several different batteries for use in its implantable medical devices.

ITEM 6. Exhibits and Reports on Form 8-K.

(a)   Exhibits

      See the Exhibit Index for a list of those exhibits filed herewith.

(b)   Reports on Form 8-K

      None.

                                  EXHIBIT INDEX

Exhibit No.       Description
-----------       -----------

3.1 Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our registration statement on Form S-1 (File No. 333-37554)).

3.2               Amended and Restated Bylaws (incorporated by reference to
                  Exhibit 3.2 to our quarterly report on Form 10-Q ended March 29, 2002).

10.1+ Supply Agreement dated as of April 10, 2003, between Wilson Greatbatch Technologies, Inc. and Guidant/CRM.

99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Portions of the exhibit marked "+" have been omitted and filed seperately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 16, 2003                       WILSON GREATBATCH TECHNOLOGIES, INC.

                                           By /s/ Edward F. Voboril
                                              ----------------------------------
                                              Edward F. Voboril
                                              Chairman of the Board,
                                              President and Chief Executive
                                              Officer
                                              (Principal Executive Officer)

                                           By /s/ Lawrence P. Reinhold
                                              ----------------------------------
                                              Lawrence P. Reinhold
                                              Executive Vice President and
                                              Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)

                                 CERTIFICATIONS

I, Edward F. Voboril, certify that:

1. I have reviewed this report on Form 10-Q for the quarterly period ended April 4, 2003 of Wilson Greatbatch Technologies, Inc.;

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

      b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

      c. presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date:  May 16, 2003

                                            /s/ Edward F. Voboril
                                            ------------------------------------
                                            Edward F. Voboril
                                            Chairman of the Board, President and
                                            Chief Executive Officer

                                 CERTIFICATIONS

I, Lawrence P. Reinhold, certify that:

1. I have reviewed this report on Form 10-Q for the quarterly period ended April 4, 2003 of Wilson Greatbatch Technologies, Inc.;

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

      b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

      c. presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date:  May 16, 2003

                                           /s/ Lawrence P. Reinhold
                                           -------------------------------------
                                               Lawrence P. Reinhold
                                               Executive Vice President and
                                               Chief Financial Officer