Form 10-Q
period 2003-08-18
WILSON GREATBATCH TECHNOLOGIES INC
filed 2003-08-18
CIK 1114483

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended July 4, 2003

Commission File Number 1-16137

WILSON GREATBATCH TECHNOLOGIES, INC.
(Exact name of Registrant as specified in its charter)

Delaware
(State of incorporation)

16-1531026
(I.R.S. employer identification no.)

9645 Wehrle Drive
Clarence, New York
14031

(Address of principal executive offices)

(716) 759-6901
(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ X ] No [ ]

The number of shares outstanding of the Company's common stock, $.001 par value per share, as of August 15, 2003 was: 21,166,768

WILSON GREATBATCH TECHNOLOGIES, INC.

TABLE OF CONTENTS FOR FORM 10-Q

QUARTER AND SIX MONTH PERIOD ENDED JUNE 30, 2003

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WILSON GREATBATCH TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEET - Unaudited

(IN THOUSANDS)

ASSETS	June 30,	December 31,
	2003	2002
Current assets:
Cash and cash equivalents	$99,474	$4,608
Short-term investments	2,991	-
Accounts receivable, net	26,725	19,310
Inventories	32,648	34,908
Prepaid expenses and other current assets	849	3,339
Refundable income taxes	2,887	3,038
Deferred income taxes	3,349	3,349
Total current assets	168,923	68,552

Property, plant, and equipment, net	65,270	64,699
Intangible assets, net	53,042	55,804
Goodwill	119,521	119,407
Other assets	7,146	3,789
Total assets	$413,902	$312,251

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,996	$5,726
Accrued expenses and other current liabilities	15,600	13,872
Current portion of long-term debt	475	8,750
Total current liabilities	20,071	28,348

Long-term debt, net of current portion	170,970	76,250
Other long-term liabilities	813	790
Total liabilities	191,854	105,388

Stockholders' equity:
Preferred stock	-	-
Common stock	21	21
Additional paid-in capital	206,716	202,279
Deferred stock-based compensation	(1,104)	-
Retained earnings	16,415	5,426
Treasury stock, at cost	-	(863)
Total stockholders’equity	222,048	206,863
Total liabilities and stockholders' equity	$413,902	$312,251

The accompanying notes are an integral part of these condensed consolidated financial statements

WILSON GREATBATCH TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS - Unaudited
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	Three months ended		Six months ended
	June 30,		June 30,
	2003	2002	2003	2002

Sales	$55,802	$38,328	$110,659	$74,631
Cost of sales	32,631	22,729	64,675	43,080
Gross profit	23,171	15,599	45,984	31,551
Selling, general and administrative expenses	8,177	5,354	15,868	11,010
Research, development and engineering costs, net	4,635	3,390	9,195	7,044
Amortization of intangible assets	813	886	1,628	1,772
Operating income	9,546	5,969	19,293	11,725
Interest expense	867	713	1,798	1,604
Interest income	(122)	(135)	(131)	(280)
Early extinguishment of debt	1,603	-	1,603	-
Other (income) expense, net	(30)	38	(18)	65
Income before income taxes	7,228	5,353	16,041	10,336
Provision for income taxes	2,276	1,767	5,052	3,411
Net income	$4,952	$3,586	$10,989	$6,925

Earnings per share:
Basic	$0.23	$0.17	$0.52	$0.33
Diluted	$0.23	$0.17	$0.51	$0.33

Weighted average shares outstanding:
Basic	21,159	20,928	21,114	20,900
Diluted	21,535	21,255	21,416	21,261

The accompanying notes are an integral part of these condensed consolidated financial statements

WILSON GREATBATCH TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS - Unaudited
(IN THOUSANDS)
	Six Months Ended
	June 30,
	2003	2002
Cash flows from operating activities:
Net income	$10,989	$6,925
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	6,817	6,036
Stock-based compensation	1,095	1,065
Early extinguishment of debt	1,487	-
Deferred income taxes	(468)	-
Loss on disposal of assets	425	-
Changes in operating assets and liabilities:
Accounts receivable	(7,415)	(1,467)
Inventories	1,772	(1,763)
Prepaid expenses and other current assets	2,490	62
Accounts payable	(1,730)	(3,342)
Accrued expenses and other current liabilities	3,808	(188)
Income taxes	504	226
Net cash provided by operating activities	19,774	7,554

Cash flows from investing activities:
Purchase of short-term investments	(2,991)	-
Acquisition of property, plant and equipment	(5,116)	(8,021)
Proceeds from sale of assets	2,302	-
Decrease in other assets	107	-
Net cash used in investing activities	(5,698)	(8,021)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	170,000	-
Principal payments of long-term debt	(85,000)	(3,005)
Payment of debt issue costs	(4,540)	-
Issuance of common stock	330	502
Net cash provided by (used in) financing activities	80,790	(2,503)
Net increase (decrease) in cash and cash equivalents	94,866	(2,970)
Cash and cash equivalents, beginning of year	4,608	43,272
Cash and cash equivalents, end of period	$99,474	$40,302

The accompanying notes are an integral part of these condensed consolidated financial statements

WILSON GREATBATCH TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

1.        BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of Wilson Greatbatch Technologies, Inc. (the "Company") for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from these estimates.  For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 3, 2003.

Certain prior year amounts have been reclassified to conform to current year presentation. There was no impact to net income or earnings per share for the periods presented.

The Company utilizes a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31st.  For 52-week years, each quarter contains 13 weeks.  For 53-week years, the first, second and third quarters each have 13 weeks, and the fourth quarter has 14 weeks.  For clarity of presentation, the Company describes all periods as if each quarter end is March 31st, June 30th and September 30th and as if the year-end is December 31st.

2.        STOCK-BASED COMPENSATION

In 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. This standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the standard also requires prominent disclosures in the Company's financial statements about the method of accounting used for stock-based employee compensation, and the effect of the method used when reporting financial results.

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). As permitted in that standard, the Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board No. 25, Accounting for Stock Issued to Employees, and related interpretations.

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

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Risk-free interest rate	2.60%	3.79%	2.45%	3.79%
Expected volatility	55%	55%	55%	55%
Expected life (in years)	5	5	5	5
Expected dividend yield	0%	0%	0%	0%

The Company's net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each year is as follows (in thousands except per share data):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Net income as reported	$ 4,952	$ 3,586	$ 10,989	$ 6,925
Stock-based employee compensation cost included in net income as reported, net of related tax effects	$ 406	$ 499	$ 750	$ 714
Stock-based employee compensation cost determined using the fair value based method, net of related tax effects	$ 676	$ 619	$ 1,438	$ 1,050
Pro forma net income	$ 4,682	$ 3,466	$ 10,301	$ 6,589

Earnings per share:
Basic - as reported	$ 0.23	$ 0.17	$ 0.52	$ 0.33
Basic - pro forma	$ 0.22	$ 0.17	$ 0.49	$ 0.32

Diluted - as reported	$ 0.23	$ 0.17	$ 0.51	$ 0.33
Diluted - pro forma	$ 0.22	$ 0.16	$ 0.48	$ 0.31

3.        SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended
	June 30,
	2003	2002

Noncash investing and financing activities (in thousands):
Acquisition of property utilizing capitalized leases	$ 1,445	$ -
Common stock contributed to ESOP	3,668	3,022

4.        SHORT-TERM INVESTMENTS

Short-term investments at June 30, 2003 consist of investments acquired with maturities that exceed three months and are less than six months at the time of acquisition. Securities that the Company has the ability and positive intent to hold to maturity are accounted for as held-to-maturity securities and are carried at amortized cost. The cost of securities sold is based on the specific identification method. Held-to-maturity securities consist of (in thousands):

As of June 30, 2003
	Cost	Gross unrealized gains	Gross Unrealized losses	Estimated Fair Value
Municipal Bonds	$ 2,991	$ -	$ -	$ 2,991
Short-term investments	$ 2,991	$ -	$ -	$ 2,991

There were no short-term investments as of December 31, 2002.

5.        DEBT
	June 30,	December 31,
	2003	2002

2.25% convertible subordinated notes, due 2013	$170,000	$-
Capital lease obligations	1,445	-
Term loan	-	85,000
	171,445	85,000
Less current portion	(475)	(8,750)
Total long-term debt	$170,970	$76,250

Convertible Debentures

In May 2003, the Company completed a private placement of contingent convertible subordinated notes totaling $170.0 million, due 2013. The notes bear interest at 2.25 percent per annum, payable semiannually. Beginning with the six-month interest period commencing June 15, 2010, the Company will pay additional contingent interest during any six-month interest period if the trading price of the debentures for each of the five trading days immediately preceding the first day of the interest period equals or exceeds 120% of the principal amount of the debentures.

Holders may convert the debentures into shares of the Company's common stock at a conversion rate of 24.8219 shares per $1,000 principal amount of debentures, subject to adjustment, before the close of business on June 15, 2013 only under the following circumstances: (1) during any fiscal quarter commencing after July 4, 2003, if the closing sale price of the Company's common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding fiscal quarter; (2) subject to certain exceptions, during the five business days after any five consecutive trading day period in which the trading price per $1,000 principal amount of the debentures for each day of such period was less than 98% of the product of the closing sale price of the Company's common stock and the number of shares issuable upon conversion of $1,000 principal amount of the debentures; (3) if the debentures have been called for redemption; or (4) upon the occurrence of certain corporate events.

Beginning June 20, 2010, the Company may redeem any of the debentures at a redemption price of 100% of their principal amount, plus accrued interest. Note holders may require the Company to repurchase their debentures on June 15, 2010 or at any time prior to their maturity following a fundamental change at a repurchase price of 100% of their principal amount, plus accrued interest. The debentures are subordinated in right of payment to all of our senior indebtedness and effectively subordinated to all debts and other liabilities of our subsidiaries.

Concurrent with the issuance of the notes, the Company used approximately $72.5 million of the proceeds from this private placement to pay off the term loan. Debt issuance expenses totaled $4.5 million at June 30, 2003 and will be amortized using the straight-line method over a seven-year term.

On August 5, 2003 the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission in satisfaction of certain registration rights granted to the holders of the debentures.

Capital Lease Obligations

The Company leases assets under non-cancelable lease arrangements. As of June 30, 2003, future minimum lease payments under capital leases are as follows:

(In thousands)	Amount

2003	$250
2004	501
2005	500
2006	250
Total minimum lease payments	1,501
Less imputed interest	(56)
Present value of minimum lease payments	1,445
Less current portion	(475)
Long-term capital lease obligations	$970

Revolving Line of Credit

As of December 31, 2002 the Company had $85.0 million outstanding under the term loan portion of its senior credit facility and no balance outstanding on the $20.0 million committed revolving line of credit portion. As a result of the issuance of the contingent convertible subordinated notes, the entire outstanding balance of the term loan of $72.5 million was paid in full during the second quarter. The revolving line of credit continues to be available to the Company for future borrowing and matures on July 1, 2005. Interest rates under the revolving line of credit vary with the Company's leverage. The Company is required to pay a commitment fee of between .50% and .125% per annum on the unused portion of the revolving line of credit based on the Company's leverage.

6.        RESTRICTED STOCK

On November 15, 2002, the Company's Board of Directors approved the Restricted Stock Plan under which stock awards may be granted to employees. The Plan was not effective until shareholder approval was received at the Annual Meeting of Stockholders held on May 9, 2003. The number of shares that are reserved and may be issued under the plan cannot exceed 200,000. The Compensation and Organization Committee of the Company's Board of Directors determines the number of shares that may be granted under the plan. Restricted stock awards are either time-vested or performance-vested based on the terms of each individual award agreement. Time-vested restricted stock vests 50% on the first anniversary of the date of the award and 50% on the second anniversary of the date of the award. Performance-vested restricted stock vests upon the achievement of certain annual diluted earnings per share targets by the company, or the seventh anniversary date of the award.

There were 37,200 shares granted to certain officers and key employees under the terms of the plan during 2002. No shares of restricted stock vested as of June 30, 2003. Unamortized deferred compensation expense with respect to the restricted stock grants amounted to

$1,104,000 at June 30, 2003 and is being amortized based on the vesting schedules attributable to the underlying restricted stock grants. Compensation expense of $153,000 was recognized during the second quarter of 2003.

7.        SALE OF ASSETS

During the second quarter the Company completed the sale of certain assets used in the manufacture and sale of its commercial capacitor product line for approximately $2.3 million. There was no material gain or loss on the transaction.

8.        INVENTORIES

Inventories comprised the following (in thousands):

	June 30,	December 31,
	2003	2002

Raw materials	$ 14,966	$ 15,693
Work-in-process	12,561	13,592
Finished goods	5,121	5,623
Total	$ 32,648	$ 34,908

9.        INTANGIBLE ASSETS

Intangible assets comprised the following (in thousands):

	As of June 30, 2003
	Gross carrying amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Patented technology	$21,567	$(7,841)	$13,726
Unpatented technology	14,515	(4,178)	10,337
Other	1,340	(546)	794
	37,422	(12,565)	24,857

Unamortizing intangible assets:
Trademark and names	31,420	(3,235)	28,185
Total intangible assets	$68,842	$(15,800)	$53,042

Aggregate amortization expense for second quarter 2003 was $813,000.

10.        COMPREHENSIVE INCOME

For all periods presented, the Company's only component of comprehensive income is its net income for those periods.

11.        BUSINESS SEGMENT INFORMATION

The Company operates its business in two reportable segments: medical technology and commercial power sources. The medical technology segment designs and manufactures batteries for devices in the cardiac rhythm management ("CRM") industry including implantable cardioverter defibrillators ("ICDs"), pacemakers, cardiac resynchronization therapy ("CRT") and other medical devices; capacitors for ICDs, filtered feedthroughs, engineered components and enclosures used in implantable medical devices. The commercial power sources segment designs and manufactures high performance batteries for use in oil and gas exploration, oceanographic equipment, and aerospace.

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

Management defines segment income from operations as gross profit less costs and expenses attributable to segment specific selling, general and administrative and research, development and engineering expenses, and intangible amortization. Second quarter and first half 2003 segment income also includes a portion of non-segment specific selling, general and administrative and research, development and engineering expenses based on allocation bases appropriate to the expense categories. The remaining unallocated selling, general and administrative, research, development and engineering expenses and intangible amortization along with interest expense, and certain non-recurring items are not allocated to reportable segments. This change is not reflected in the second quarter and first half 2002 calculation of segment income from operations because it is impractical to do so. The allocation of expenses to segments in 2003 does not change the composition of the reportable segments; the change is only a revision to the calculation of segment income from operations. Transactions between the two segments are not significant. The accounting policies of the segments are the same as those described and referenced in Note 1.

An analysis and reconciliation of the Company's business segment information to the respective information in the condensed consolidated financial statements is as follows (dollars in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
Sales:	2003	2002	2003	2002
Medical technology
ICD batteries	$11,278	$7,188	$22,038	$13,694
Pacemaker batteries	6,418	5,185	12,456	10,715
Other batteries	741	675	1,548	1,676
ICD capacitors	7,849	5,550	14,997	11,299
Components	22,735	13,040	46,011	24,567
Total medical technology	49,021	31,638	97,050	61,951
Commercial power sources	6,781	6,690	13,609	12,680
Total sales	$55,802	$38,328	$110,659	$74,631

Segment income from operations:
Medical technology	$11,450	$9,967	$22,541	$19,983
Commercial power sources	911	2,117	1,499	4,169
Total segment income from operations	12,361	12,084	24,040	24,152
Unallocated operating expenses	(2,815)	(6,115)	(4,747)	(12,427)
Operating income as reported	9,546	5,969	19,293	11,725
Unallocated other income and expense	(2,318)	(616)	(3,252)	(1,389)
Income before income taxes	$7,228	$5,353	$16,041	$10,336

The changes in the carrying amount of goodwill are as follows (amounts in thousands):

	Medical Technology	Commercial Power Sources	Total
Balance at December 31, 2002	$ 116,841	$ 2,566	$ 119,407
Goodwill recorded during the year	114	-	114
Balance at June 30, 2003	$ 116,955	$ 2,566	$ 119,521

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

The Company utilizes a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31st. For 52-week years, each quarter contains 13 weeks. For 53-week years, the first, second and third quarters each have 13 weeks, and the fourth quarter has 14 weeks. For clarity of presentation, the Company describes all periods as if each quarter end is March 31st, June 30th and September 30th and as if the year-end is December 31st.

The commentary that follows should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report.

Results of Operations – unaudited

	Three months ended June 30,				Six months ended June 30,
In thousands, except per share data	2003	2002	Change	% Change	2003	2002	Change	% Change
Medical Technology
ICD batteries	$11,278	$7,188	$4,090	57%	$22,038	$13,694	$8,344	61%
Pacemaker batteries	6,418	5,185	1,233	24%	12,456	10,715	1,741	16%
Other batteries	741	675	66	10%	1,548	1,676	(128)	-8%
ICD capacitors	7,849	5,550	2,299	41%	14,997	11,299	3,698	33%
Components	22,735	13,040	9,695	74%	46,011	24,567	21,444	87%
Total Medical Technology	49,021	31,638	11,994	38%	97,050	61,951	25,142	41%
Commercial Power Sources	6,781	6,690	91	1%	13,609	12,680	929	7%
Total Sales	55,802	38,328	17,474	46%	110,659	74,631	36,028	48%
Cost of sales	32,631	22,729	9,902	44%	64,675	43,080	21,595	50%
Gross profit	23,171	15,599	7,572	49%	45,984	31,551	14,433	46%
Gross margin	41.5%	40.7%			41.6%	42.3%
Selling, general, and administrative expenses (SG&A)	8,177	5,354	2,823	53%	15,868	11,010	4,858	44%
SG&A as a % of sales	14.7%	14.0%			14.3%	14.8%
Research, development and engineering costs, net (RD&E)	4,635	3,390	1,245	37%	9,195	7,044	2,151	31%
RD&E as a % of sales	8.3%	8.8%			8.3%	9.4%
Intangible amortization	813	886	(73)	-8%	1,628	1,772	(144)	-8%
Operating income	9,546	5,969	3,577	60%	19,293	11,725	7,568	65%
Operating margin	17.1%	15.6%			17.4%	15.7%
Interest expense	867	713	154	22%	1,798	1,604	194	12%
Interest income	(122)	(135)	13	-10%	(131)	(280)	149	-53%
Early extinguishment of debt	1,603		1,603	100%	1,603	-	1,603	100%
Other (income) expense, net	(30)	38	(68)	-179%	(18)	65	(83)	-128%
Provision for income taxes	2,276	1,767	509	29%	5,052	3,411	1,641	48%
Effective tax rate	31.5%	33.0%			31.5%	33.0%
Net income	$ 4,952	$ 3,586	$ 1,366	38%	$ 10,989	$ 6,925	$ 4,064	59%
Net margin	8.9%	9.4%			9.9%	9.3%
Diluted earnings per share	$ 0.23	$ 0.17	$ 0.06	35%	$ 0.51	$ 0.33	$ 0.18	55%

Sales

Medical. Our medical technology sales comprise various component products that are sold to medical device manufacturers.  Most of the medical technology products that we sell are utilized by customers in cardiac rhythm management ("CRM") devices.  The CRM market comprises devices utilizing high-rate batteries and capacitors such as implantable cardioverter defibrillators ("ICDs") and cardiac resynchronization therapy with backup defibrillation devices ("CRT-D") and devices utilizing low or medium rate batteries but no capacitors (pacemakers and CRTs).  All CRM devices utilize other components such as enclosures and feedthroughs, and certain CRM devices utilize electromagnetic interference ("EMI") filtering technology.  The nature and extent of our selling relationships with each CRM customer are different in terms of component products purchased, selling prices, product volumes, ordering patterns and inventory management.  Additionally, the relative market share changes among the CRM device manufacturers changes periodically.  Consequently, our sales in any given quarter can be significantly impacted by these and other factors.   During the quarter and year to date 2003, we saw higher relative sales growth from our products that utilize high rate batteries, tantalum capacitors and EMI filtering.  Substantially all of the sales growth in every product category was due to volume and not to price changes.  Our components sales included approximately $6.3 million in enclosures from Greatbatch-Globe, which was acquired in July of 2002 and therefore not in the prior period.

Commercial. Commercial power sources sales improved both for the second quarter and the first six months of 2003 as the result of steady demand from customers in the oil and gas exploration market.

Gross profit

The higher overall gross margin in the quarter was primarily due to a 4.8 percentage point improvement in gross margins of our EMI filtered feedthroughs manufactured at our Carson City, Nevada plant. Partially offsetting these improved margins were a 1.2 point reduction from costs incurred in the consolidation of the commercial battery operations, a 1.8 point reduction from on-going implementation of lean manufacturing initiatives at all plants, and a 1.6 point reduction from lower than average margin sales of Greatbatch-Globe enclosures.

Gross profit for the first six months of 2003 increased in dollars over the first six months of 2002 reflecting the increased sales. The gross margin declined slightly during the first six months of 2003 over the first six months of 2002.

SG&A expenses

SG&A expenses for the quarter increased in dollars and as a percentage of total sales. Ongoing infrastructure improvements, losses on disposition of property, plant and equipment, Greatbatch-Globe incremental SG&A expenses and corporate development activities contributed to the increased expense in the quarter.

SG&A expenses for the year to date increased in dollars and declined as a percentage of total sales. The expense increase is due to the ongoing efforts to build the financial, quality, and information technology infrastructure necessary to support the Company's continued growth. The addition of SG&A for Greatbatch-Globe has also increased spending for the year to date.

RD&E expenses

RD&E expenses increased in dollars, but declined as a percentage of total sales for both the quarter and the year to date 2003. The decrease in the percentage of expenses as related to sales is primarily attributable to the low level of RD&E expenses at Greatbatch-Globe. We expect to maintain our spending on RD&E to a level that will enable us to maintain technology leadership.

Amortization expense

Intangible amortization decreased for the quarter and year to date 2003 due to the write-off of the Greatbatch-Hittman Noncompete/Employment Agreement in third quarter 2002. Amortization expense for second quarter and year to date 2002 included $233 thousand and $467 thousand, respectively for this agreement that is not included in the expense for the comparable periods in 2003. Partially offsetting this decline is the addition of amortizable intangible assets from the acquisition of Greatbatch-Globe.

Interest expense/income

Interest expense for the quarter and year to date includes interest on our term loan and amortization of deferred financing fees related to that loan through May 2003. Also reflected in the quarter is one month of accrued interest and amortization of deferred financing fees related to the convertible notes. Interest income for the quarter declined, as there were lower levels of investable cash for the first two months of the quarter combined with lower interest rates. Interest income for the year to date declined due to the reduced levels of investable cash for the first five months of 2003 compared to the prior year.

Early extinguishment and other expense

In May 2003 we sold $170 million of convertible debt securities to an investment bank syndicate and from the proceeds paid off the then existing $72.5 million Term Loan. This transaction resulted in the write-off of $1.6 million of deferred financing fees associated with the Term Loan.

Provision for income taxes

Our effective tax rate declined in the quarter and year to date primarily as a result of increased research and development credits, as well as the benefits of state tax planning strategies.

Liquidity and Capital Resources

Our principal source of short-term liquidity is our working capital of $148.9 million at June 30, 2003 combined with our unused $20 million credit line with our lending syndicate. Historically we have generated cash from operations sufficient to meet our capital expenditure and debt service needs, other than for acquisitions, and we anticipate that this will continue for 2003. The $170 million convertible debt transaction has increased our current ratio from less than 3:1 at December 31, 2002 to greater than 8:1, consequently we have sufficient short-term liquidity.

We anticipate higher than historical capital spending during 2003 as we invest in information technology and other infrastructure to support the current business level and anticipated organic growth and begin to build out our new medical battery manufacturing plant.

The Company regularly engages in discussions relating to potential acquisitions and has identified several possible acquisition opportunities.  The Company currently does not have any commitments, understandings, or agreements to acquire any other business; however, the Company may announce an acquisition transaction at any time.

At June 30, 2003 our capital structure consisted of $170 million of convertible debt securities, a $1.4 million capital lease obligation and our 21.2 million shares of common stock outstanding. With the completion of the sale of the convertible debt securities we are in a position to facilitate future acquisitions. We are also authorized to issue 100 million shares of common stock and 100 million shares of preferred stock. The market value of our outstanding common stock since our IPO has exceeded our book value and the average daily trading volume of our common stock has also increased; accordingly, we believe that if needed we can access public markets to sell additional common or preferred stock or debt securities if conditions are appropriate in the public markets.

Inflation

We do not believe that inflation has had a significant effect on our operations.

Impact of Recently Issued Accounting Standards

None.

Forward-Looking Statements

Some of the statements contained in this Quarterly Report on Form 10-Q and other written and oral statements made from time to time by us and our representatives, are not statements of historical or current fact. As such, they are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations, which are subject to known and unknown risks, uncertainties and assumptions. They include statements relating to:

•	future sales, expenses and profitability;
•	the future development and expected growth of our business and the implantable medical device industry;
•	our ability to successfully execute our business model and our business strategy;
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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Under the Company's existing line of credit any borrowings bear interest at fluctuating market rates. At June 30, 2003, the Company did not have any interest rate sensitive financial instruments. The discussion and the estimated amounts referred to above include forward-looking statements of market risk that involve certain assumptions as to market interest rates. Actual future market conditions may differ materially from such assumptions. Accordingly, the forward-looking statements should not be considered projections of future events by the Company.

ITEM 4. Controls and Procedures.

As of the end of the period covered by this quarterly report on Form 10-Q the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is made know to them on a timely basis, and that these disclosure controls and procedures are effective to insure such information is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. There have been no changes in the Company's internal controls over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.

None.

ITEM 2. Changes in Securities and Use of Proceeds.

None.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Submission of Matters to a Vote of Security Holders.

At the Company's Annual Meeting of stockholders held on May 9, 2003, the stockholders approved the following:

(a)	A proposal to elect seven directors of the Company to serve until the next annual meeting of stockholders or until their successors are duly elected and qualified, as follows:
Director	Votes For	Votes Withheld
Edward F. Voboril	18,317,276	357,654
Pamela G. Bailey	18,458,304	216,626
Robert E. Rich, Jr.	18,104,295	570,635
Bill R. Sanford	18,095,602	579,328
Peter H. Soderberg	18,458,729	216,201
William B. Summers	18,104,810	570,120
Henry Wendt	18,456,912	218,018
There were no broker non-votes
(b)

A proposal to ratify the adoption of the Company's 2002 Restricted Stock Plan. The proposal received at least 16,389,656 votes for, and 2,249,871 shares against, adoption. There were 35,403 abstentions and no broker non-votes.

ITEM 5.   Other Information.

None.

ITEM 6. Exhibits and Reports on Form 8-K.
(a)	Exhibits See the Exhibit Index for a list of those exhibits filed herewith.
(b)	Reports on Form 8-K

On April 28, 2003, the Company filed a Current Report on Form 8-K containing information pursuant to Item 9 ("Regulation FD Disclosure") relating to the announcement of earnings for the quarter ended April 4, 2003.

On April 29, 2003, the Company filed an amended Current Report on Form 8-K containing information pursuant to Item 9 ("Regulation FD Disclosure") relating to the announcement of earnings for the quarter ended April 4, 2003 to include the financial statements.

On May 22, 2003 the Company filed a Current Report on Form 8-K containing information pursuant to Item 5 ("Other Events") relating to an announcement on May 20, 2003 of the Company's intention to offer $125 million of convertible subordinated debentures for sale in a private placement and an announcement on May 21, 2003 of the pricing of the Company's offering of convertible subordinated debentures.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 15, 2003

WILSON GREATBATCH TECHNOLOGIES, INC.
By	/s/ Edward F. Voboril Edward F. Voboril Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)
By	/s/ Lawrence P. Reinhold Lawrence P. Reinhol Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX
Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our registration statement on Form S-1 (File No. 333-37554) filed on May 22, 2000).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our quarterly report on Form 10-Q ended March 29, 2002).
4.2	Indenture for 2¼% Convertible Subordinated Debentures Due 2013 (incorporated by reference to Exhibit 4.2 to our registration statement on Form S-3 (File No. 333-107667) filed on August 5, 2003).
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.