Form 10-Q
period 2003-10-03
WILSON GREATBATCH TECHNOLOGIES INC
filed 2003-11-12
CIK 1114483

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the Quarter ended October 3, 2003

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

      The number of shares outstanding of the Company's common stock, $.001 par value per share, as of November 10, 2003 was: 21,178,510

                      WILSON GREATBATCH TECHNOLOGIES, INC.
                         TABLE OF CONTENTS FOR FORM 10-Q
             QUARTER AND NINE MONTH PERIOD ENDED SEPTEMBER 30, 2003

                                                                            Page

COVER PAGE                                                                    1

TABLE OF CONTENTS                                                             2

PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements

            Condensed Consolidated Balance Sheets                             3

            Condensed Consolidated Statements of Operations                   4

            Condensed Consolidated Statements of Cash Flows                   5

            Notes to Condensed Consolidated Financial Statements              6

ITEM 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                14

ITEM 3.   Quantitative and Qualitative Disclosures
          About Market Risk                                                  20

ITEM 4.   Controls and Procedures                                            20

PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings                                                  21

ITEM 2.   Changes in Securities and Use of Proceeds                          21

ITEM 3.   Defaults Upon Senior Securities                                    21

ITEM 4.   Submission of Matters to a Vote of Security Holders                21

ITEM 5.   Other Information                                                  21

ITEM 6.   Exhibits and Reports on Form 8-K                                   21

EXHIBIT INDEX                                                                22

SIGNATURES                                                                   23

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WILSON GREATBATCH TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET - Unaudited
(IN THOUSANDS)
--------------------------------------------------------------------------------

ASSETS                                                                   September 30,            December 31,
                                                                             2003                     2002
Current assets:
  Cash and cash equivalents                                               $ 112,756                $   4,608
  Short-term investments                                                      9,447                       --
  Accounts receivable, net                                                   26,997                   19,310
  Inventories                                                                30,739                   34,908
  Prepaid expenses and other current assets                                     716                    3,339
  Refundable income taxes                                                       624                    3,038
  Deferred income taxes                                                       3,349                    3,349
                                                                          ---------                ---------
          Total current assets                                              184,628                   68,552

Property, plant, and equipment, net                                          65,604                   64,699
Intangible assets, net                                                       52,241                   55,804
Goodwill                                                                    119,521                  119,407
Other assets                                                                  6,966                    3,789
                                                                          ---------                ---------
Total assets                                                              $ 428,960                $ 312,251
                                                                          =========                =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                        $   4,371                $   5,726
  Accrued expenses and other current liabilities                             22,017                   13,872
  Current portion of long-term debt                                             679                    8,750
                                                                          ---------                ---------
           Total current liabilities                                         27,067                   28,348

Long-term debt, net of current portion                                      170,906                   76,250
Other long-term liabilities                                                     813                      790
                                                                          ---------                ---------
           Total liabilities                                                198,786                  105,388
                                                                          ---------                ---------

Stockholders' equity:
  Preferred stock                                                                --                       --
  Common stock                                                                   21                       21
  Additional paid-in capital                                                206,845                  202,279
  Deferred stock-based compensation                                            (883)                      --
  Retained earnings                                                          24,191                    5,426
  Treasury stock, at cost                                                        --                     (863)
                                                                          ---------                ---------
           Total stockholders' equity                                       230,174                  206,863
                                                                          ---------                ---------
Total liabilities and stockholders' equity                                $ 428,960                $ 312,251
                                                                          =========                =========

         The accompanying notes are an integral part of these condensed consolidated financial statements

WILSON GREATBATCH TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS - Unaudited
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                                           Three months ended                Nine months ended
                                                                               September 30,                    September 30,
                                                                           2003            2002             2003             2002
Sales                                                                    $ 56,335        $ 45,350        $ 166,994        $ 119,981
Cost of sales                                                              32,462          26,478           97,137           69,558
                                                                         --------        --------        ---------        ---------
       Gross profit                                                        23,873          18,872           69,857           50,423
Selling, general and administrative expenses                                7,336           6,300           23,204           17,310
Research, development and engineering costs, net                            3,960           3,470           13,155           10,514
Amortization of intangible assets                                             796           1,037            2,424            2,809
Write-off of noncompete agreement                                              --           1,723               --            1,723
                                                                         --------        --------        ---------        ---------
     Operating income                                                      11,781           6,342           31,074           18,067
Interest expense                                                            1,154           1,098            2,952            2,702
Interest income                                                              (253)            (34)            (384)            (314)
Early extinguishment of debt                                                   --              --            1,603               --
Write-off of investment in unrelated company                                   --           1,547               --             1,547
Other (income) expense, net                                                   (40)             34              (58)              99
                                                                         --------        --------        ---------        ---------
     Income before income taxes                                            10,920           3,697           26,961           14,033
Provision for income taxes                                                  3,144           1,220            8,196            4,631
                                                                         --------        --------        ---------        ---------
     Net income                                                          $  7,776        $  2,477        $  18,765        $   9,402
                                                                         ========        ========        =========        =========

Earnings per share:
     Basic                                                               $   0.37        $   0.12        $    0.89        $    0.45
     Diluted                                                             $   0.36        $   0.12        $    0.87        $    0.44

Weighted average shares outstanding:
     Basic                                                                 21,168          20,966           21,132           20,922
     Diluted                                                               21,623          21,265           21,507           21,263

         The accompanying notes are an integral part of these condensed consolidated financial statements

WILSON GREATBATCH TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS - Unaudited
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                       Nine Months Ended
                                                                         September 30,
                                                                   2003                2002
Cash flows from operating activities:
  Net income                                                    $  18,765           $  9,402
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                                10,305              9,438
      Stock-based compensation                                      1,966              1,485
      Early extinguishment of debt                                  1,487                 --
      Write-off of noncompete agreement                                --              1,723
      Write-off of investment in unrelated company                     --              1,547
      Deferred income taxes                                          (468)                --
      Loss on disposal of assets                                      411                 40
  Changes in operating assets and liabilities:
    Accounts receivable                                            (7,687)            (3,378)
    Inventories                                                     3,681               (151)
    Prepaid expenses and other current assets                       2,623                (76)
    Accounts payable                                               (1,355)            (2,601)
    Accrued expenses and other current liabilities                  6,596             (1,961)
    Income taxes                                                    5,764                373
                                                                ---------           --------
             Net cash provided by operating activities             42,088             15,841
                                                                ---------           --------

Cash flows from investing activities:
  Purchase of short-term investments                               (9,447)                --
  Acquisition of property, plant and equipment                     (7,724)           (11,726)
  Proceeds from sale of assets                                      2,458                 13
  Increase in intangible assets                                        --               (344)
  Decrease (increase) in other assets                                 107                (92)
  Acquisition of subsidiary, net                                       --            (46,972)
                                                                ---------           --------
             Net cash used in investing activities                (14,606)           (59,121)
                                                                ---------           --------

Cash flows from financing activities:
  Proceeds from issuance of long-term debt                        170,000             32,000
  Principal payments of long-term debt                            (85,000)           (29,130)
  Principal payments of capital lease obligations                    (240)                --
  Payment of debt issue costs                                      (4,535)                --
  Costs related to public offering of stock                            --                (39)
  Issuance of common stock                                            441                502
                                                                ---------           --------
           Net cash provided by financing activities               80,666              3,333
                                                                ---------           --------
Net increase (decrease) in cash and cash equivalents              108,148            (39,947)
Cash and cash equivalents, beginning of year                        4,608             43,272
                                                                ---------           --------
Cash and cash equivalents, end of period                        $ 112,756           $  3,325
                                                                =========           ========

         The accompanying notes are an integral part of these condensed consolidated financial statements

WILSON GREATBATCH TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited
--------------------------------------------------------------------------------

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

                                        Three months           Nine months
                                     ended September 30,    ended September 30,
                                       2003     2002           2003     2002

      Risk-free interest rate          2.61%    3.79%          2.68%    3.79%

      Expected volatility               55%       55%            55%      55%

      Expected life (in years)            5         5              5        5

      Expected dividend yield            0%        0%             0%       0%

      The Company's net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each year is as follows (in thousands except per share data):

                                                                                Three months               Nine months
                                                                             ended September 30,        ended September 30,
                                                                              2003         2002          2003         2002
      Net income as reported                                                $ 7,776      $ 2,477      $ 18,765      $ 9,402
      Stock-based employee compensation cost included
      in net income as reported, net of related tax effects                 $   606      $   282      $  1,368      $   995
      Stock-based employee compensation cost
      determined using the fair value based method, net of
      related tax effects                                                   $ 1,134      $   521      $  2,576      $ 1,570
      Pro forma net income                                                  $ 7,248      $ 2,238      $ 17,557      $ 8,827

      Earnings per share:
          Basic - as reported                                               $  0.37      $  0.12      $   0.89      $  0.45
          Basic - pro forma                                                 $  0.34      $  0.11      $   0.83      $  0.42

          Diluted - as reported                                             $  0.36      $  0.12      $   0.87      $  0.44
          Diluted - pro forma                                               $  0.34      $  0.11      $   0.82      $  0.42

3.    SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                  Nine Months Ended
                                                                                     September 30,
                                                                                  2003        2002
      Noncash investing and financing activities (in thousands):
        Acquisition of property utilizing capitalized leases                      1,585      $   --
        Common stock contributed to ESOP                                          3,668       3,022

4.    SHORT-TERM INVESTMENTS

      Short-term investments at September 30, 2003 consist of investments acquired with maturities that exceed three months and are less than six months at the time of acquisition. Securities that the Company has the ability and positive intent to hold to maturity are accounted for as held-to-maturity securities and are carried at amortized cost. The cost of securities sold is based on the specific identification method. Held-to-maturity securities consist of (in thousands):

                                                                     As of September 30, 2003

                                                                       Gross           Gross
                                                                     unrealized      Unrealized          Estimated
                                                     Cost              gains           losses           Fair Value
      Municipal Bonds                               $9,447             $   --          $   (3)             $9,444
                                                    ------             ------          ------              ------
      Short-term investments                        $9,447             $   --          $   (3)             $9,444
                                                    ======             ======          ======              ======

      The municipal bonds have maturity dates ranging from October 2003 to February 2004. There were no short-term investments as of December 31, 2002.

5.    DEBT

                                                                           September 30,          December 31,
                                                                               2003                  2002
      2.25% convertible subordinated notes, due 2013                        $ 170,000              $     --
      Capital lease obligations                                                 1,585                    --
      Term loan                                                                    --                85,000
                                                                            ---------              --------
                                                                              171,585                85,000
      Less current portion                                                       (679)               (8,750)
                                                                            ---------              --------
      Total long-term debt                                                  $ 170,906              $ 76,250
                                                                            =========              ========

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

      Concurrent with the issuance of the notes, the Company used approximately $72.5 million of the proceeds from this private placement to pay off the term loan. Debt issuance expenses totaled $4.5 million at September 30, 2003 and will be amortized using the straight-line method over a seven-year term.

      On August 5, 2003 the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission in satisfaction of certain registration rights granted to the holders of the debentures. Pursuant to the terms of the registration rights agreement, the Company is required to use its best efforts to have this Registration Statement on Form S-3 declared effective by the Securities and Exchange Commission not later than November 24, 2003.

      Capital Lease Obligations

      The Company leases assets under non-cancelable lease arrangements. As of September 30, 2003, future minimum lease payments under capital leases are as follows:


      (In thousands)                                                    Amount
      --------------                                                    ------

      2003                                                             $    65
      2004                                                                 676
      2005                                                                 595
      2006                                                                 309
                                                                       -------
      Total minimum lease payments                                       1,645
      Less imputed interest                                                (60)
                                                                       -------
      Present value of minimum lease payments                            1,585
      Less current portion                                                (679)
                                                                       -------
      Long-term capital lease obligations                              $   906
                                                                       =======

      Revolving Line of Credit

      As of December 31, 2002 the Company had $85.0 million outstanding under the term loan portion of its senior credit facility and no balance outstanding on the $20.0 million committed revolving line of credit portion. As a result of the issuance of the contingent convertible subordinated notes, the entire outstanding balance of the term loan of $72.5 million was paid in full during the second quarter. The revolving line of credit continues to be available to the Company for future borrowing and matures on July 1, 2005. Interest rates under the revolving line of credit vary with the Company's leverage. The Company is required to pay a commitment fee of between 0.50% and 0.125% per annum on the unused portion of the revolving line of credit based on the Company's leverage.

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

      There were 37,200 shares granted to certain officers and key employees under the terms of the plan during 2002. On August 1, 2003, the Company's Board of Directors approved an additional 13,200 of performance-vested shares for grant on November 1, 2003. No shares of restricted stock vested as of September 30, 2003. Unamortized deferred compensation expense with respect to the restricted stock grants amounted to $883,000 at September 30, 2003 and is being amortized based on the vesting schedules attributable to the underlying restricted stock grants. Compensation expense of $221,000 was recognized during the third quarter of 2003.

7.    SALE OF ASSETS

      In June 2003, the Company completed the sale of certain assets used in the manufacture and sale of its commercial capacitor product line for approximately $2.3 million. There was no material gain or loss on the transaction.

8.    INVENTORIES

      Inventories comprised the following (in thousands):

                                                 September 30,      December 31,
                                                     2003               2002

      Raw materials                                 $14,594           $15,693
      Work-in-process                                10,106            13,592
      Finished goods                                  6,039             5,623
                                                    -------           -------
      Total                                         $30,739           $34,908
                                                    =======           =======

9.    INTANGIBLE ASSETS

      Intangible assets comprised the following (in thousands):

                                                                        As of September 30, 2003
                                                                  Gross                             Net
                                                                 carrying        Accumulated      Carrying
                                                                  amount        Amortization       Amount
      Amortizing intangible assets:
         Patented technology                                     $ 21,567         $ (8,241)        $13,326
         Unpatented technology                                     14,515           (4,454)         10,061
         Other                                                      1,340             (671)            669
                                                                 --------         --------         -------
                                                                   37,422          (13,366)         24,056
      Unamortizing intangible assets:
         Trademark and names                                       31,420           (3,235)         28,185
                                                                 --------         --------         -------
      Total intangible assets                                    $ 68,842         $(16,601)        $52,241
                                                                 ========         ========         =======

Aggregate amortization expense for third quarter 2003 was $796,000.


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

12.   BUSINESS SEGMENT INFORMATION

      The Company operates its business in two reportable segments: medical technology and commercial power sources. The medical technology segment designs and manufactures batteries for devices in the cardiac rhythm management ("CRM") industry including implantable cardioverter defibrillators ("ICDs"), pacemakers, cardiac resynchronization therapy ("CRT") and other medical devices; capacitors for ICDs; and filtered feedthroughs, engineered components and enclosures used in implantable medical devices. The commercial power sources segment designs and manufactures high performance batteries for use in oil and gas exploration, oceanographic equipment, and aerospace.

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

      Management defines segment income from operations as gross profit less costs and expenses attributable to segment specific selling, general and administrative and research, development and engineering expenses, and intangible amortization. Third quarter and year-to-date 2003 segment income also includes a portion of non-segment specific selling, general and administrative and research, development and engineering expenses based on allocation bases appropriate to the expense categories. The remaining unallocated selling, general and administrative, research, development and engineering expenses and intangible amortization along with interest expense, and certain non-recurring items are not allocated to reportable segments. This change is not reflected in the third quarter and year-to-date 2002 calculation of segment income from operations because it is impractical to do so. The allocation of expenses to segments in 2003 does not change the composition of the reportable segments; the change is only a revision to the calculation of segment income from operations. Transactions between the two segments are not significant.

      An analysis and reconciliation of the Company's business segment information to the respective information in the condensed consolidated financial statements is as follows (dollars in thousands):

                                                                      Three months ended                Nine months ended
                                                                          September 30,                   September 30,
Sales:                                                               2003            2002             2003            2002
        Medical technology
           ICD batteries                                           $ 10,603        $  7,650        $  32,641       $  21,344
           Pacemaker batteries                                        5,580           5,049           18,035          15,763
           Other batteries                                              907             798            2,453           2,475
           ICD capacitors                                             7,869           5,894           22,866          17,194
           Components                                                24,648          19,308           70,661          43,874
                                                                   --------        --------        ---------       ---------
        Total medical technology                                     49,607          38,699          146,656         100,650
        Commercial power sources                                      6,728           6,651           20,338          19,331
                                                                   --------        --------        ---------       ---------
        Total sales                                                $ 56,335        $ 45,350        $ 166,994       $ 119,981
                                                                   ========        ========        =========       =========

      Segment income from operations:
        Medical technology                                         $ 13,281        $ 10,663        $  35,822       $  30,646
        Commercial power sources                                      1,423           2,348            2,922           6,517
                                                                   --------        --------        ---------       ---------
        Total segment income from operations                         14,704          13,011           38,744          37,163
        Unallocated operating expenses                               (2,923)         (6,669)          (7,670)        (19,096)
                                                                   --------        --------        ---------       ---------
        Operating income as reported                                 11,781           6,342           31,074          18,067
        Unallocated other income and expense                           (861)         (2,645)          (4,113)         (4,034)
                                                                   --------        --------        ---------       ---------
        Income before income taxes                                 $ 10,920        $  3,697        $  26,961       $  14,033
                                                                   ========        ========        =========       =========

      The changes in the carrying amount of goodwill are as follows (amounts in thousands):

                                                                                   Commercial
                                                                     Medical         Power
                                                                   Technology       Sources       Total
      Balance at December 31, 2002                                   $116,841        $2,566     $119,407
      Goodwill recorded during the year                                   114            --          114
                                                                     --------        ------     --------
      Balance at September 30, 2003                                  $116,955        $2,566     $119,521
                                                                     ========        ======     ========

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

Results of Operations - unaudited

                                            Three months ended                            Nine months ended
                                               September 30,           $          %          September 30,           $         %
In thousands, except per share data          2003        2002       Change     Change      2003        2002       Change     Change
------------------------------------------------------------------------------------------------------------------------------------
Medical Technology
   ICD batteries                          $ 10,603    $  7,650    $  2,953       39%    $  32,641   $  21,344    $ 11,297      53%
   Pacemaker batteries                       5,580       5,049         531       11%       18,035      15,763       2,272      14%
   Other batteries                             907         798         109       14%        2,453       2,475         (22)     -1%
   ICD capacitors                            7,869       5,894       1,975       34%       22,866      17,194       5,672      33%
   Components                               24,648      19,308       5,340       28%       70,661      43,874      26,787      61%
                                          ------------------------------------------------------------------------------------------
Total Medical Technology                    49,607      38,699       7,315       19%      146,656     100,650      32,459      32%
Commercial Power Sources                     6,728       6,651          77        1%       20,338      19,331       1,007       5%
                                          ------------------------------------------------------------------------------------------
Total Sales                                 56,335      45,350      10,985       24%      166,994     119,981      47,013      39%
Cost of sales                               32,462      26,478       5,984       23%       97,137      69,558      27,579      40%
                                          ------------------------------------------------------------------------------------------
Gross profit                                23,873      18,872       5,001       26%       69,857      50,423      19,434      39%
Gross margin                                  42.4%       41.6%                              41.8%       42.0%
Selling, general, and administrative
  expenses (SG&A)                            7,336       6,300       1,036       16%       23,204      17,310       5,894      34%
SG&A as a % of sales                          13.0%       13.9%                              13.9%       14.4%
Research, development and
  engineering costs, net (RD&E)              3,960       3,470         490       14%       13,155      10,514       2,641      25%
RD&E as a % of sales                           7.0%        7.7%                               7.9%        8.8%
Intangible amortization                        796       1,037        (241)     -23%        2,424       2,809        (385)    -14%
Write-off of noncompete agreement               --       1,723      (1,723)     -100%          --       1,723      (1,723)   -100%
                                          ------------------------------------------------------------------------------------------
Operating income                            11,781       6,342       5,439       86%       31,074      18,067      13,007      72%
Operating margin                                                                             20.9%       14.0%       18.6%   15.1%
Interest expense                             1,154       1,098          56        5%        2,952       2,702         250       9%
Interest income                               (253)        (34)       (219)     644%         (384)       (314)        (70)     22%
Early extinguishment of debt                    --          --                              1,603          --       1,603     100%
Write-off of investment in
  unrelated company                             --       1,547      (1,547)     -100%          --       1,547      (1,547)   -100%
Other (income) expense, net                    (40)         34         (74)     -218%         (58)         99        (157)   -159%
Provision for income taxes                   3,144       1,220       1,924      158%        8,196       4,631       3,565      77%
Effective tax rate                            28.8%       33.0%                              30.4%       33.0%
                                          ------------------------------------------------------------------------------------------
Net income                                $  7,776    $  2,477    $  5,299      214%    $  18,765   $   9,402    $  9,363     100%
                                          ==========================================================================================
Net margin                                    13.8%        5.5%                              11.2%        7.8%
Diluted earnings per share                $   0.36    $   0.12    $   0.24      200%    $    0.87   $    0.44    $   0.43      98%

Sales

Medical. Our medical technology sales comprise various component products that are sold to medical device manufacturers. Most of the medical technology products that we sell are utilized by customers in cardiac rhythm management ("CRM") devices. The CRM market comprises devices utilizing high-rate batteries and capacitors such as implantable cardioverter defibrillators ("ICDs") and cardiac resynchronization therapy with backup defibrillation devices ("CRT-D") and devices utilizing low or medium rate batteries but no capacitors (pacemakers and CRTs). All CRM devices utilize other components such as enclosures and feedthroughs, and certain CRM devices utilize electromagnetic interference ("EMI") filtering technology. The nature and extent of our selling relationships with each CRM customer are different in terms of component products purchased, selling prices, product volumes, ordering patterns and inventory management. Additionally, the relative market share changes among the CRM device manufacturers changes periodically. Consequently, these and other factors can significantly impact our sales in any given quarter.

During the quarter and year to date 2003, we saw higher relative sales growth from our products that utilize high rate batteries, tantalum capacitors, EMI filtering and precision manufactured enclosures. Substantially all of the sales growth in every product category was due to volume and not to price changes. ICD capacitor revenues increased during the quarter in part due to the commencement of shipments to an additional customer. Components revenues benefited in the quarter and year to date from the considerable growth attributable to increased volume in both enclosure and filtered feedthrough orders generated from manufacturers of both low and high rate CRM devices.

Commercial. Commercial power sources sales improved both for the third quarter and year to date 2003 periods as the result of demand from customers in the oil and gas exploration market.

Gross margin

The higher overall gross margin in the quarter over the prior year was due to improvements for our medical battery products, ICD capacitors, and medical components products, primarily EMI filtered feedthroughs and enclosures. The on-going implementation of lean manufacturing initiatives at all plants has contributed considerably to this result. Partially offsetting these improved margins was a reduction related to costs incurred in the consolidation of the commercial battery operations that was completed in September 2003.

Gross profit for year to date 2003 increased in dollars over year to date 2002 reflecting the increased sales. The gross margin declined slightly through September of 2003 over the comparable period of 2002.

SG&A expenses

SG&A expenses for the quarter increased in dollars and declined as a percentage of total sales. Ongoing infrastructure improvements and losses on disposition of property, plant and equipment, contributed to the increased expense in the quarter.

SG&A expenses for the year to date increased in dollars and declined as a percentage of total sales. The expense increase is due to the ongoing efforts to build the financial, quality, and information technology infrastructure necessary to support the Company's continued growth. The addition of SG&A for Greatbatch-Globe has also increased spending for the year to date.

RD&E expenses

RD&E expenses for the quarter increased in dollars, but declined as a percentage of total sales. The increase in expense in the quarter relates to new development programs for batteries and capacitors used in ICDs.

RD&E expenses for the year to date increased in dollars, but declined as a percentage of total sales. The decrease in the percentage of expenses as related to sales for the year to date is primarily attributable to the low level of RD&E expenses at Greatbatch-Globe. We expect our spending on RD&E to be at a level that will enable us to maintain technology leadership.

Amortization expense

Intangible amortization decreased for the quarter and year to date 2003 due to the write-off of the Greatbatch-Hittman Noncompete/Employment Agreement in third quarter 2002. Amortization expense for second quarter and year to date 2002 included $144 thousand and $611 thousand, respectively for this agreement that is not included in the expense for the comparable periods in 2003. Partially offsetting this decline for the year to date is the addition of amortizable intangible assets from the acquisition of Greatbatch-Globe in July 2002.

Interest expense/income

Interest expense for the quarter includes the fixed 2.25% interest coupon and amortization of deferred financing fees related to the convertible notes. The expense for the quarter is above prior year due to the higher level of debt. Year to date interest includes interest on the term loan and amortization of deferred financing fees related to that loan through May 2003. Interest income for the quarter and year to date increased due to proceeds resulting from the convertible notes offering.

Early extinguishment and other expense

In May 2003 we sold $170 million of convertible debt securities to an investment bank syndicate and from the proceeds paid off the then existing $72.5 million Term Loan. This transaction resulted in the write-off of $1.6 million of deferred financing fees associated with the Term Loan.

Provision for income taxes

In third quarter 2003 we completed certain strategic tax projects that resulted in a benefit greater than had been anticipated. We completed a federal research and development tax credit study as well as an analysis of the tax treatment of our foreign transactions. Accordingly, our year to date tax provision reflects our current estimate of what our effective rate will be for the full year. The lower third quarter effective rate is a result of our providing taxes at a higher rate in the first half of 2003.

Liquidity and Capital Resources

Our principal source of short-term liquidity is our working capital of $157.6 million at September 30, 2003 combined with our unused $20 million credit line with our lending syndicate. Historically we have generated cash from operations sufficient to meet our capital expenditure and debt service needs, other than for acquisitions, and we anticipate that this will continue for the remainder of 2003. At September 30, 2003 our current ratio was 6.8:1, an increase from 3:1 at December 31, 2002. Therefore we believe that we have sufficient short-term liquidity.

The Company regularly engages in discussions relating to potential acquisitions and has identified several possible acquisition opportunities. The Company currently does not have any commitments, understandings, or agreements to acquire any other business; however, the Company may announce an acquisition transaction at any time.

At September 30, 2003 our capital structure consisted primarily of $170 million of debt securities and our 21.2 million shares of common stock outstanding. We have in excess of $122 million in cash, cash equivalents and short-term investments and are in a position to facilitate future acquisitions if necessary. We are also authorized to issue 100 million shares of common stock and 100 million shares of preferred stock. The market value of our outstanding common stock since our IPO has exceeded our book value and the average daily trading volume of our common stock has also increased; accordingly, we believe that if needed we can access public markets to sell additional common or preferred stock if conditions are appropriate in the public markets.

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

      o     future sales, expenses and profitability;

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Under the Company's existing line of credit any borrowings bear interest at fluctuating market rates. At September 30, 2003, the Company did not have any interest rate sensitive financial instruments. The discussion and the estimated amounts referred to above include forward-looking statements of market risk that involve certain assumptions as to market interest rates. Actual future market conditions may differ materially from such assumptions. Accordingly, the forward-looking statements should not be considered projections of future events by the Company.

ITEM 4. Controls and Procedures.

As of the end of the period covered by this quarterly report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is made know to them on a timely basis, and that these disclosure controls and procedures are effective to insure such information is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. There have been no changes in the Company's internal controls over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

(b)   Reports on Form 8-K

      On August 5, 2003, the Company filed a Current Report on Form 8-K containing information pursuant to Item 9 ("Regulation FD Disclosure") relating to the announcement of earnings for the quarter ended July 4, 2003.

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

3.2               Amended and Restated Bylaws (incorporated by reference to
                  Exhibit 3.2 to our quarterly report on Form 10-Q ended March 29, 2002).

31 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Dated: November 12, 2003         WILSON GREATBATCH TECHNOLOGIES, INC.

                                 By /s/ Edward F. Voboril
                                    -------------------------------------------
                                    Edward F. Voboril
                                    Chairman of the Board, President and
                                    Chief Executive Officer
                                    (Principal Executive Officer)

                                 By /s/ Lawrence P. Reinhold
                                    -------------------------------------------
                                    Lawrence P. Reinhold
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)