Form 10-K
period 2004-01-02
WILSON GREATBATCH TECHNOLOGIES INC
filed 2004-03-12
CIK 1114483

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For The Fiscal Year Ended January 2, 2004

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

                                 (716) 759-5600
              (Registrant's telephone number, including area code)

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

     Aggregate market value of common stock of Wilson Greatbatch Technologies, Inc. held by nonaffiliates as of July 4, 2003, based on the last sale price of $36.53, as reported on the New York Stock Exchange: $773.1 million. Solely for the purpose of this calculation, shares held by directors and officers and 10 percent shareholders of the Registrant have been excluded. Such exclusion should not be deemed a determination by or an admission by the Registrant that these individuals are, in fact, affiliates of the Registrant.

         Shares of common stock outstanding on March 9, 2004: 21,339,885



                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the company's definitive Proxy Statement for its 2004 Annual Meeting of Stockholders are incorporated by reference into Part III.

                                     PART I
ITEM 1.  BUSINESS

OVERVIEW

We are a leading developer and manufacturer of batteries, capacitors, feedthroughs, enclosures, and other components used in implantable medical devices ("IMDs") through our Implantable Medical Components ("IMC") business. We offer technologically advanced, highly reliable and long lasting products for IMDs and enable our customers to introduce IMDs that are progressively smaller, longer lasting, more efficient and more functional. We also leverage our core competencies in technology and manufacturing through our Electrochem Power Solutions ("EPS") business to develop and produce batteries and battery packs for commercial applications that demand high performance and reliability, including oil and gas exploration, oceanographic equipment and aerospace. We believe that our proprietary technology, close customer relationships, market leadership and dedication to quality provide us with competitive advantages and create a barrier to entry for potential market entrants.

Our company was incorporated in 1997 and since that time has completed the following acquisitions:


Date                    Acquisition                   Business at time of acquisition
----                    -----------                   -------------------------------
July 10, 1997           Wilson Greatbatch Ltd. (WGL)  Founded in 1970, the company designed and manufactured batteries for IMDs and commercial applications including
                                                      oil and gas, aerospace, and oceanographic.
------------------------------------------------------------------------------------------------------------------------------------
August 7, 1998          Hittman Materials and         Founded in 1962, the company designed and manufactured
                        Medical Components, Inc.      ceramic and glass feedthroughs and specialized porous
                        (HMMC)                        coatings for electrodes used in IMDs.
------------------------------------------------------------------------------------------------------------------------------------
August 4, 2000          Battery Engineering, Inc.     Founded in 1983, the company designed and manufactured
                        (BEI)                         high-energy density batteries for industrial, commercial,
                                                      military and medical applications.
------------------------------------------------------------------------------------------------------------------------------------
June 18, 2001           Sierra-KD Components          Founded in 1986, the company designed and manufactured
                        division of Maxwell           ceramic electromagnetic filtering capacitors and
                        Technologies, Inc. (Sierra)   integrated them with wire feedthroughs for use in IMDs.
                                                      Sierra also designed and manufactured ceramic capacitors
                                                      for military, aerospace and commercial applications.
------------------------------------------------------------------------------------------------------------------------------------


Date                    Acquisition                   Business at time of acquisition
----                    -----------                   -------------------------------
July 9, 2002            Globe Tool and                Founded in 1954, the company designed and manufactured
                        Manufacturing Company, Inc.   precision enclosures used in IMDs and commercial products
                        (Globe Tool)                  used within the aerospace, electronic, and automotive
                                                      sectors.


SEGMENT INFORMATION

Segment information including sales from external customers, profit or loss, and assets by segment as well as sales from external customers and long-lived assets by geographic area are incorporated by reference to Note 15 - Business Segment Information of the Notes to Consolidated Financial Statements.

IMPLANTABLE MEDICAL DEVICES

An IMD is an instrument that is surgically inserted into the body to provide diagnosis or therapy. One sector of the IMD market is cardiac rhythm management ("CRM"), which is comprised of devices such as implantable pacemakers, cardioverter defibrillators ("ICDs"), cardiac resynchronization therapy ("CRT") devices, and cardiac resynchronization therapy with backup defibrillation devices ("CRT-D").

The following table sets forth the main categories of battery-powered IMDs and the principal illness or symptom treated by each device:

Device                               Principal Illness or Symptom
-------                              ----------------------------
Pacemakers...........................Abnormally slow heartbeat (Bradycardia)
ICDs.................................Rapid and irregular heartbeat (Tachycardia)
CRT/CRT-Ds...........................Congestive heart failure
Left ventricular assist devices
(LVADs)..............................Heart failure
Hearing assist devices...............Hearing loss
Neurostimulators.....................Tremors or chronic pain
Drug pumps...........................Diabetes or chronic pain

The CRM markets are expected to experience double-digit growth for the next three to five years. Increased demand is being driven by the following factors:

Advances in medical technology - new therapies will allow physicians to use IMDs as a substitute for, or in conjunction with, prescription drugs, to treat a wider range of heart diseases, such as atrial fibrillation and congestive heart failure.

New, more sophisticated implantable devices - device manufacturers are developing new CRM devices and adding new features to existing products. The drive is for smaller, uniquely shaped units with increasingly powerful capabilities that will be easier for physicians to implant and will be less intrusive to recipients. Cardiac resynchronization devices are being developed to provide pacing and defibrillation therapy. New generation pacemakers include enhanced diagnostic and treatment capabilities.

New indications for CRM devices - the patient groups that are eligible for CRM devices has increased to include heart attack survivors, patients with congestive heart failure, and asymptomatic patients who are at risk for sudden cardiac arrest. Insurance guidelines may allow device reimbursements for these expanding patient populations.

An aging population - the number of people in the United States that are over age 65 is expected to double in the next 30 years. People over 85 are the fastest growing age group and are most likely to have chronic care needs.

New indications for other devices - there is an increased use of recently developed IMDs, including left ventricular assist devices, hearing assist devices, neurostimulators and drug pumps.

New performance requirements - government regulators are increasingly requiring that IMDs be protected from interference from devices like cell phones and two-way pagers. It is estimated that less than half of all implantable devices are protected.

Global markets - it is anticipated that there will be increased market penetration beyond the United States and other developed countries.

COMMERCIAL BATTERY INDUSTRY

Commercial batteries are used in demanding applications such as oil and gas exploration and production, oceanographic, and aerospace. High performance batteries and battery packs are used in pipeline inspection systems, lightening detectors and seismic applications in the oil and gas markets.

High quality, reliable products that can deliver increased performance are the drivers for demand in the commercial battery industry. It is expected that applications in new technologies used for reworking existing wells will increase. Natural gas exploration is increasing at a rapid pace as natural gas powered power plants increase in number. Pipeline inspection gauge usage is increasing due to new US legislation. Military and aerospace trends show increasing demand for reliable power sources, including rechargeable cells.

PRODUCTS

The following table provides information about our principal products:


                                                                                                PRINCIPAL PRODUCT
 PRODUCT                DESCRIPTION                          USED IN                               ATTRIBUTES
 -------                -----------                          -------                               ----------

IMPLANTABLE MEDICAL COMPONENTS:
------------------------------

 Batteries              Power sources for IMDs - includes    Pacemakers, ICDs, CRTs and     High reliability and
                           Lithium Iodine ("Li               CRT-Ds, LVADs,                 predictability
                           Iodine")                          neuro-stimulators, drug        Long service life
                           Lithium silver vanadium           pumps and hearing assist       Customized configuration
                           oxide ("Li SVO")                  devices                        Light weight
                           Lithium carbon                                                   Compact and less
                           monoflouride ("Li CFx")                                          intrusive
                           Lithium ion rechargeable
                           ("Li Ion") and
                           Lithium SVO/CFx ("Quasar")

 Capacitors             Storage for energy generated by a    ICDs and CRT-Ds                Stores more energy per
                        battery before delivery to the                                      unit volume (energy
                        heart, includes:                                                    density) than other
                                 Wet tantalum                                               existing technologies
                                                                                            Customized configuration

 EMI Filters            Filters electromagnetic              Medical Devices                High reliability
                        interference to limit undesirable                                   attenuation of EMI RF
                        response, malfunctioning or                                         over wide frequency
                        degradation in the performance of                                   ranges
                        electronic equipment                                                Customized design

 Feedthroughs           Allow electrical signals to be       Pacemakers, ICDs, LVADs,       Ceramic to metal seal is
                        brought from inside hermetically     neuro-stimulators, drug        substantially more
                        sealed IMD to an electrode           pumps and hearing assist       durable than traditional
                                                             devices                        seals
                                                                                            Multifunctional

 Electrodes             Deliver electric signal from the     Pacemakers and ICDs            High quality coated
                        feedthrough to a body part                                          surface
                        undergoing stimulation                                              Flexible in utilizing
                                                                                            any combination of
                                                                                            biocompatible coating
                                                                                            surfaces
                                                                                            Customized offering of
                                                                                            surfaces and tips

 Precision              Machined and molded parts for IMDs.  Pacemakers, ICDs and drug      High level of
 components                                                  pumps                          manufacturing precision
                                                                                            Broad manufacturing
                                                                                            flexibility

 Enclosures and         Cases and related parts for IMDs.    Pacemakers, ICDs, capacitors.  Precision manufacturing,
 related components                                                                         flexibility in
                                                                                            configurations and
                                                                                            materials.

ELECTROCHEM POWER SOLUTIONS:
---------------------------

 Batteries and          Batteries and battery packs for      Oil and gas exploration,       Long-life dependability
 battery packs          demanding commercial applications    oceanographic equipment        High energy density


RESEARCH, DEVELOPMENT AND ENGINEERING

Our position as a leading developer and manufacturer of components for IMDs is largely the result of our long history of technological innovation. We invest substantial resources in research, development and engineering. Our scientists, engineers and technicians focus on improving existing products, expanding the use of our products and developing new products. In addition to our internal technology and product development efforts, we at times engage outside research institutions for special projects.

PATENTS AND PROPRIETARY TECHNOLOGY

We rely on a combination of patents, licenses, trade secrets and know-how to establish and protect our proprietary rights to our technologies and products. As of December 31, 2003, we have 209 active U.S. patents and 57 active foreign patents. We also have 221 U.S. and 317 foreign pending patent applications at various stages of approval. During the past three years, we have received 95 new U.S. patents, of which 42 were received in 2003. Corresponding foreign patents have been issued or are expected to be issued in the near future. Often, several patents covering various aspects of the design protect a single product. We believe this provides broad protection of the inventions employed.

Our active battery patents relate to process improvements and modifications to the original technology that was developed either by our Company, or others.


The following table provides a breakdown of our patents as of December 31, 2003 by product type:

                                                                    TOTAL
PRODUCT                                                         ACTIVE PATENTS
Batteries - Li Iodine                                                 19
Batteries - Li SVO                                                   109
Batteries - Li CFx                                                    10
Batteries - Li Ion                                                    23
Batteries - Quasar                                                     7
Batteries - Commercial                                                26
Capacitors - Wet tantalum                                             16
Capacitors - Ceramic                                                  15
Feedthroughs                                                           3
Pumps                                                                 10
Other products and processes                                          28
                                                                    -----
Total                                                                266
                                                                    =====

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

The significant patents that we maintain for the capacitor technology relate to ultrasonically coated substrate for use in a capacitor and method of manufacture; hermetically sealed wet tantalum capacitor; electrolyte for use in a capacitor; and the anode for an electrolytic capacitor which expire between 2017 and 2019.

The significant patents that we maintain for filtered feedthrough technology relate to filtered feedthrough capacitor assemblies such as a feedthrough capacitor assembly with a capture flange, an EMI feedthrough filter capacitor and hermetic terminal assembly combination, and a filter capacitor that allows for helium gas passage.

A significant patent issued to us this past year relates to a lithium electrochemical cell having a cathode of silver vanadium oxide and fluorinated carbon contacted to the opposite sides of a current collector. This electrode construction provides the cell with the high rate capacity of SVO and the high energy density of fluorinated carbon. The result is an implantable cell for an ICD that delivers the highest energy density and greatest longevity in the industry and provides stable charge time throughout its useful life. Our scientists pioneered this unique technology. We have seven issued patents relating to this technology as well as an additional 14 patent applications awaiting approval.

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

Our quality system is based upon an ISO documentation system and is driven by a master validation plan that requires rigorous testing and validation of all new processes or process changes that directly impact our products. All of our facilities are ISO-9001-2000 registered, which requires compliance with regulations regarding quality systems of product design (where applicable), supplier control, manufacturing processes and management review. This certification can only be achieved after completion of an audit conducted by an independent authority. Our facilities are audited by the National Standards Authority of Ireland, an independent auditing firm and notified body that specializes in evaluating quality standards. To maintain certification, all facilities must be reexamined routinely by our certifying body.

SALES AND MARKETING

Products from our IMC business are sold directly to our customers. In our EPS business, we utilize a combination of direct and indirect sales methods, depending on the particular product. In 2003, approximately 65% of our products were sold in the United States. Information regarding our sales by geographic area is set forth at Note 15 of the Notes to the Consolidated Financial Statements.

The majority of our medical customers contract with us to develop custom components and assemblies to fit their specific product specifications. As a result, we have established close working relationships between our internal program managers and our customers. We market our products and technologies at industry meetings and trade shows domestically and internationally, including NASPE - Heart Rhythm Society's Annual Scientific Sessions, CardioStim, and the American Society for Artificial Internal Organs (ASAIO).

Internal sales managers support all activity, and involve engineers and technology professionals in the sales process to address customer requests appropriately.

We sell our commercial batteries and battery packs either directly to the end user, directly to manufacturers that incorporate our products into other devices for resale, or to distributors who sell our products to manufacturers and end users. Our sales managers are trained to assist our customers in selecting appropriate battery chemistries and configurations. We market our EPS products at various technical trade meetings. We also place print advertisements in relevant trade publications.

Firm backlog orders at December 31, 2003 and 2002, were $40.4 million and $45.7 million, respectively. Most of these orders are expected to be shipped within one year.

CUSTOMERS

Our products are designed to provide reliable, long lasting solutions that meet the evolving requirements and needs of our customers and the end users of their products. Our medical customers include leading IMD manufacturers such as Guidant, St. Jude Medical, Medtronic, Biotronik, Cyberonics and ELA/Sorin. In 2003, Guidant and St. Jude Medical, our two largest customers, collectively accounted for approximately 66% of our total sales. The nature and extent of our selling relationships with each CRM customer are different in terms of component products purchased, selling prices, product volumes, ordering patterns and inventory management.

Our EPS customers are primarily companies involved in oil and gas exploration, oceanography and aerospace.

We have entered into a supply agreement with Guidant pursuant to which Guidant purchases batteries from us for use in its IMDs. The agreement secures pricing and volumes for Li Iodine, Li SVO and CFx batteries. The contract period for the agreement is April 1, 2003 to December 31, 2006 and can be renewed for additional one-year periods upon mutual agreement. Guidant also separately purchases components from us for use in its IMDs.

We have entered into a supply agreement with St. Jude Medical pursuant to which St. Jude Medical purchases batteries, wet tantalum capacitors, components and enclosures under specified price and volume terms. The contract period is January 1, 2004 to December 31, 2006 and can be extended for an additional two-year period at the option of St. Jude Medical.

SUPPLIERS AND RAW MATERIALS

We purchase certain critical raw materials for our business from a limited number of suppliers due to the technically challenging requirements of the supplied product and / or the lengthy process required to qualify these materials with our customers. We cannot quickly establish additional or replacement suppliers for these materials because of these requirements. In the past, we have not experienced any significant interruptions or delays in obtaining these raw materials. We maintain minimum safety stock levels of critical raw materials.

For other raw material purchases, we utilize competitive pricing methods to secure supply such as bulk purchases, precious metal pool buys, blanket orders, and long term contracts at terms that are favorable to us. We believe that there are alternative suppliers or substitute products available for each of the materials we purchase at competitive prices.

COMPETITION

Our existing or potential competitors in our IMC business includes leading IMD manufacturers, such as Guidant, St. Jude Medical, Medtronic, and Biotronik, which have vertically integrated operations or may become vertically integrated in the future, as well as independent suppliers who typically specialize in one type of component.

We also have the following non-vertically integrated competition in our IMC and EPS businesses:

Product Line                           Competitors
Medical batteries                      Litronik (a subsidiary of Biotronik)
                                       Eagle-Picher
                                       NanoGram Devices Corporation
                                       Quallion

Capacitors                             Critical Medical Components

Feedthroughs                           Alberox (subsidiary of The Morgan
                                       Crucible Co.  PLC)

EMI filtering                          AVX (subsidiary of Kyocera)

Components                             Donatelle
                                       Heraeus
                                       Johnson Matthey
                                       Stellar

Enclosures                             National Manufacturing

Commercial batteries/battery           Engineered Power
packs                                  Saft
                                       Tadiran
                                       Tracer Technologies
                                       Ultralife

GOVERNMENT REGULATION

Except as described below, our business is not subject to direct governmental regulation other than the laws and regulations generally applicable to businesses in the jurisdictions in which we operate. We are subject to federal, state and local environmental laws and regulations governing the emission, discharge, use, storage and disposal of hazardous materials and the remediation of contamination associated with the release of these materials at our facilities and at off-site disposal locations. Our manufacturing and research, development and engineering activities involve the controlled use of, and our products contain, small amounts of hazardous materials. Liabilities associated with hazardous material releases arise principally under the Comprehensive Environmental Response, Compensation and Liability Act and analogous state laws which impose strict, joint and several liability on owners and operators of contaminated facilities and parties that arrange for the off-site disposal of hazardous materials. We are not aware of any material noncompliance with the environmental laws currently applicable to our business and we are not subject to any material claim for liability with respect to contamination at any company facility or any off-site location. We cannot assure you, however, that we will not be subject to such environmental liabilities in the future as a result of historic or current operations.

As a component manufacturer, our products are not subject to regulation by the Food and Drug Administration (FDA). However, the FDA and related state and foreign governmental agencies regulate many of our customers' products as medical devices. In many cases, the FDA must approve those products prior to commercialization. In addition, because some of the products produced by our engineered components division may be considered finished medical devices, some of the operations within that division are subject to FDA inspection and must comply with current good manufacturing practices (CGMP) requirements.

We have four Master Files on record with the FDA. Master Files may be used to provide confidential detailed information about facilities, processes, or articles used in the manufacturing, processing, packaging, and storing of one or more medical device components. These submissions may be used by device manufacturers to support the premarket notification process required by Section 510(k) of the Federal Food Drug & Cosmetic Act. This notification process is necessary to obtain clearance from the FDA to market a device for human use in the United States.

RECRUITING AND TRAINING

We invest substantial resources in our recruiting efforts that focus on supplying quality personnel to support our business objectives. We have established a number of programs that are designed to challenge and motivate our employees. All staff is encouraged to be proactive in contributing ideas. Feedback surveys are used to collect suggestions on ways that our business and operations can be improved. We further meet our hiring needs through outside sources as required.

We provide an intensive training program for our new employees that is designed to educate them on safety, quality, business strategy, corporate culture, and the methodologies and technical competencies that are required for our business. Our safety training programs focus on such areas as basic industrial safety practices and emergency response procedures to deal with any potential fires or chemical spills. All of our employees are required to participate in a twenty hour specialized training program that is designed to provide an understanding of our quality objectives. Supporting our lifelong learning environment, we offer our employees a tuition reimbursement program and encourage them to continue their education at accredited colleges and universities. Many of our professionals attend seminars on topics that are related to our corporate objectives and strategies. We believe that comprehensive training is necessary to ensure that our employees have state of the art skills, utilize best practices, and have a common understanding of work practices.

EMPLOYEES

The following table provides a breakdown of employees by primary function as of December 31, 2003:

Manufacturing                                                       1,132
Research and development                                              114
General and administrative                                            105
Engineering                                                            51
Sales and marketing                                                    29
                                                                    -----
Total                                                               1,431
                                                                    =====

We also employ a number of temporary employees to assist us with various projects and service functions and address peaks in staff requirements. Our employees are not represented by any union and are retained on an at-will basis. We believe that we have a good relationship with our employees.

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

     o the future development and expected growth of our business and the IMD industry;

     o    our ability to execute our business model and our business strategy;

     o our ability to identify trends within the IMD, medical component, and commercial power source industries and to offer products and services that meet the changing needs of those markets;

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

Although it is not possible to create a comprehensive list of all factors that may cause actual results to differ from the results expressed or implied by our forward-looking statements or that may affect our future results, some of these factors include the following: dependence upon a limited number of customers, product obsolescence, inability to market current or future products, pricing pressure from customers, reliance on third party suppliers for raw materials, products and subcomponents, fluctuating operating results, inability to maintain high quality standards for our products, challenges to our intellectual property rights, product liability claims, inability to successfully consummate and integrate acquisitions, unsuccessful expansion into new markets, competition, inability to obtain licenses to key technology, regulatory changes or consolidation in the healthcare industry, and other risks and uncertainties that arise from time to time and are described in the Company's periodic filings with the Securities and Exchange Commission and in Exhibit 99.1 to this filing.

ITEM 2.  PROPERTIES

Our executive offices are located in Clarence, New York. The building that houses our executive offices also contains warehouse operations, a variety of support services and capacity for light manufacturing or laboratory space.

The following table sets forth information about all of our principal manufacturing or testing facilities:


 Location                                 Sq. Ft. Own/Lease       Use
 --------                                 ------  ---------       ---
 Alden, NY......................          113,000 Own             Future manufacturing
 Amherst, NY....................          81,650  Own             Available for sale
 Clarence, NY...................          82,766  Own             Medical battery manufacturing and research,
                                                                  development and engineering (RD&E)
 Clarence, NY...................          20,800  Own             Machining and assembly of components
 Clarence, NY...................          18,550  Lease           Machining and assembly of components
 Clarence, NY...................          45,306  Lease           Offices and warehouse
 Wheatfield, NY.................           2,772  Lease           Battery destructive testing
 Cheektowaga, NY................          35,509  Lease           Capacitor manufacturing and RD&E
 Canton, MA.....................          32,000  Own             Commercial battery manufacturing and RD&E
 Columbia, MD...................          30,000  Lease           Feedthrough and electrode manufacturing and RD&E
 Carson City, NV................          23,840  Own             EMI filtering manufacturing and RD&E
 Minneapolis, MN................          72,000  Own             Enclosure manufacturing and engineering


We believe these facilities are suitable and adequate for our current business.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company's common stock trades on the New York Stock Exchange (NYSE) under the symbol "GB." The following table sets forth, for the periods indicated, the high and low closing prices per share for the common stock as reported on the NYSE Composite Tape.

              2002                                                 High                   Low
                                                                   ------                 ------
              First Quarter                                        $37.60                 $24.18
              Second Quarter                                        28.40                  21.20
              Third Quarter                                         28.69                  20.10
              Fourth Quarter                                        31.50                  24.50

              2003
              First Quarter                                        $29.77                 $23.50
              Second Quarter                                        37.25                  26.55
              Third Quarter                                         40.30                  35.37
              Fourth Quarter                                        43.05                  35.60

As of March 5, 2004 there were 267 record holders of the Company's common stock. Our Employee Stock Ownership Plan (ESOP) is considered one record holder for the purposes of this calculation. There are approximately 1,600 participants in the ESOP including active and former employees.

We have not paid cash dividends and currently intend to retain any earnings to further develop and grow our business.

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

                                                  December 31, (4)
Years ended                 2003        2002(3)  2001(2)(5)  2000(1)(5)         1999
-------------------------------------------------------------------------------------
                                  (In thousands, except per share data)
                     ----------------------------------------------------------------
Consolidated
 Statement of
 Operations Data:
Sales                   $216,365      $167,296    $135,575     $97,790       $79,235
Income (loss) before
 income taxes and
 cumulative effect of
 accounting change       $33,316       $20,965     $13,778       $(876)      $(2,314)
Income (loss) per
 share from
 continuing
 operations:
 Basic                     $1.10         $0.69       $0.44      $(0.04)       $(0.14)
 Diluted                   $1.08         $0.68       $0.43      $(0.04)       $(0.14)
-------------------------------------------------------------------------------------
Consolidated Balance
 Sheet Data:
Working capital         $170,455       $40,204     $61,596     $15,079       $17,621
Total assets            $438,243      $312,251    $283,520    $181,647       $89,779
Long-term obligations    $78,994       $77,040     $61,397     $30,951      $127,623


(1)  In August 2000, we acquired the capital stock of Battery Engineering, Inc.
     (BEI). These amounts include the results of operations of BEI subsequent to its acquisition.
(2) In June 2001, we acquired substantially all of the assets and liabilities of Greatbatch-Sierra. These amounts include the results of operations of Greatbatch-Sierra subsequent to its acquisition.
(3) In July 2002, we acquired the capital stock of Greatbatch-Globe. These amounts include the results of operations of Greatbatch-Globe subsequent to its acquisition.
(4) The Company's fiscal year ends on the Friday closest to December 31. For clarity of presentation, the Company describes all periods as if the year-end is December 31. Fiscal 2002 contained 53 weeks.
(5) We adopted Statement of Financial Accounting Standards (SFAS) No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB 13, and Technical Corrections, at the beginning of fiscal year 2003. Under SFAS No. 145, we are no longer allowed to classify debt extinguishments as extraordinary items in our consolidated financial statements, subject to limited exceptions. Accordingly, amounts previously classified as extraordinary related to debt extinguishments in fiscal 2001and 2000 have been reclassified as components of income (loss) before income taxes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YOU SHOULD READ THE FOLLOWING DISCUSSION AND ANALYSIS OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS REPORT.

We are a leading developer and manufacturer of batteries, capacitors, feedthroughs, enclosures, and other components used in implantable medical devices ("IMDs") through our Implantable Medical Components ("IMC") business. We also leverage our core competencies in technology and manufacturing through our Electrochem Power Solutions ("EPS") business to develop and produce batteries and battery packs for commercial applications that demand high performance and reliability, including oil and gas exploration, oceanographic equipment and aerospace.

Most of the IMC products that we sell are utilized by customers in cardiac rhythm management ("CRM") devices. The CRM market comprises devices utilizing high-rate batteries and capacitors such as implantable cardioverter defibrillators ("ICDs") and cardiac resynchronization therapy with backup defibrillation devices ("CRT-D") and devices utilizing low or medium rate batteries but no capacitors (pacemakers and CRTs). All CRM devices utilize other components such as enclosures and feedthroughs, and certain CRM devices utilize electromagnetic interference ("EMI") filtering technology. The nature and extent of our selling relationships with each CRM customer are different in terms of component products purchased, selling prices, product volumes, ordering patterns and inventory management. Consequently, our sales and gross profit can be significantly affected by our customers' actions. Our EPS sales are derived primarily from sales of batteries and battery packs for use in oil and gas exploration. We also supply batteries to NASA for its space shuttle program and other similarly demanding commercial applications.

A substantial part of our business is conducted with a limited number of customers. Our two largest customers accounted for approximately 66% of consolidated sales in 2003. We have entered into long-term supply agreements with some of our customers. For each of our products, we recognize revenue when the products are shipped and title passes.

We utilize a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31st. For clarity of presentation, the Company describes all periods as if the year-end is December 31st. Fiscal 2002 included 53 weeks.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in accordance with United States generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect reported amounts and related disclosures. The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements. Management considers an accounting estimate to be critical if:

     o It requires assumptions to be made that were uncertain at the time the estimate was made; and

     o Changes in the estimate or different estimates that could have been selected could have a material impact on our consolidated results of operations, financial position, or cash flows.

Our most critical accounting estimates are described below. We also have other policies that we consider key accounting policies, such as our policies for revenue recognition; however, these policies do not meet the definition of critical accounting estimates, because they do not generally require us to make estimates or judgments that are difficult or subjective.


---------------------------------- ----------------------------------------------- ----------------------------------
 Balance Sheet Caption / Nature                                                       Effect of Variations on Key
    of Critical Estimate Item               Assumptions / Approach Used                    Assumptions Used
---------------------------------- ----------------------------------------------- ----------------------------------
---------------------------------- ----------------------------------------------- ----------------------------------
Inventories                        Inventory standard costing requires complex     Variations in methods could have
                                   calculations that include assumptions for       a material impact on the
Inventories are stated at the      overhead absorption, scrap and sample           results.  If our demand forecast
lower of cost, determined using    calculations and manufacturing yield            for specific products is greater
the first-in, first-out method,    estimates.  The valuation of inventory          than actual demand and we fail
or market.                         requires us to estimate obsolete or excess      to reduce manufacturing output
                                   inventory as well as inventory that is not of   accordingly, we could be
                                   saleable quality.                               required to record additional
                                                                                   inventory reserves, which would
                                                                                   have a negative impact on our
                                                                                   gross margins.
---------------------------------- ----------------------------------------------- ----------------------------------
---------------------------------- ----------------------------------------------- ----------------------------------
Goodwill and other indefinite      We perform an annual review, or more            We make certain estimates and
lived assets                       frequently if indicators of potential           assumptions that affect the
                                   impairment exist, to determine if the           determination of the expected
Goodwill is initially recorded     recorded goodwill and other indefinite lived    future cash flows from our
when the purchase price paid for   assets are impaired.  We assess these assets    goodwill and indefinite lived
an acquisition exceeds the         for impairment by comparing the fair value of   assets.  These estimates and
estimated fair value of the net    the reporting units to their carrying value     assumptions include sales growth
identified tangible and            to determine if there is potential              projections, cost of capital
intangible assets acquired.        impairment.  If the fair value of a reporting   projections, and other key
Other indefinite lived assets      unit is less than its carrying value, an        indications of future cash
such as trademark & names are      impairment loss is recorded to the extent       flows.  Significant changes in
considered unamortizing            that the implied fair value of the goodwill     these estimates and assumptions
intangible assets as they are      within the reporting unit is less than its      could create future impairment
expected to generate cash flows    carrying value.  Fair values for goodwill are   losses in either reporting unit.
indefinitely.                      determined based on discounted cash flows,
                                   market multiples or appraised values as
                                   appropriate.
---------------------------------- ----------------------------------------------- ----------------------------------


---------------------------------- ----------------------------------------------- ----------------------------------
Long-lived assets                   We assess the impairment of long-lived         Estimation of the useful lives
                                    assets when events or changes in               of assets that are long-lived
Property, plant and equipment,      circumstances indicate that the carrying       requires significant management
definite-lived intangible           value of the assets may not be recoverable.    judgment.  Events could occur,
assets, and other long-lived        Factors that we consider in deciding when to   including changes in cash flow,
assets are carried at cost.         perform an impairment review include           that would materially affect our
This cost is charged to             significant under-performance of a business    estimates and assumptions
depreciation or amortization        or product line in relation to expectations,   related to depreciation.
expense over the estimated life     significant negative industry or economic      Unforeseen changes in operations
of the operating assets             trends, and significant changes or planned     or technology could
primarily using straight-line       changes in our use of the assets.              substantially alter the
rates.                              Recoverability potential is measured by        assumptions regarding the
                                    comparing the carrying amount of the asset     ability to realize the return of
                                    to the related total future undiscounted       our investment in operating
                                    cash flows.  If an asset's carrying value is   assets and therefore the amount
                                    not recoverable through related cash flows,    of depreciation expense to
                                    the asset is considered to be impaired.        charge against both current and
                                    Impairment is measured by comparing the        future sales.  Also, as we make
                                    asset's carrying amount to its fair value,     manufacturing process
                                    based on the best information available,       conversions and other factory
                                    including market prices or discounted cash     planning decisions, we must make
                                    flow analysis.  When it is determined that     subjective judgments regarding
                                    useful lives of assets are shorter than        the remaining useful lives of
                                    originally estimated, and there are            assets, primarily manufacturing
                                    sufficient cash flows to support the           equipment and building
                                    carrying value of the assets, we accelerate    improvements.
                                    the rate of depreciation in order to fully
                                    depreciate the assets over their new shorter
                                    useful lives.
---------------------------------- ----------------------------------------------- ----------------------------------


---------------------------------- ----------------------------------------------- ----------------------------------
Provision for Income Taxes         In relation to recording the provision for      Changes could occur that would
                                   income taxes, management must estimate the      materially affect our estimates
In accordance with the liability   future tax rates applicable to the reversal     and assumptions regarding
method of accounting for income    of tax differences, make certain assumptions    deferred taxes.  Changes in
taxes specified in Statement of    regarding whether tax differences are           current tax laws and tax rates
Financial Accounting Standards     permanent or temporary and the related time     could affect the valuation of
No. 109, Accounting for Income     of expected reversal.  Also, estimates are      deferred tax assets and
Taxes, the provision for income    made as to whether taxable operating income     liabilities, thereby changing
taxes is the sum of income taxes   in future periods will be sufficient to fully   the income tax provision.  Also,
both currently payable and         recognize any gross deferred tax assets.  If    significant declines in taxable
deferred.  The changes in          recovery is not likely, we must increase our    income could materially impact
deferred tax assets and            provision for taxes by recording a valuation    the realizable value of deferred
liabilities are determined based   allowance against the deferred tax assets       tax assets.  At December 31,
upon the changes in differences    that we estimate will not ultimately be         2003 we had $6.1 million of
between the basis of assets and    recoverable.  As of December 31 2003, we        deferred tax assets on our
liabilities for financial          believe that all of the deferred tax assets     balance sheet.  A 1% increase in
reporting purposes and the basis   recorded on our balance sheet except for        the effective tax rate would
of assets and liabilities as       $565,000 will ultimately be recovered.          increase the current year
measured by the enacted tax                                                        provision by $333,000 , reducing
rates that management estimates    In addition, the calculation of our tax         fully diluted earnings per share
will be in effect when the         liabilities involves dealing with               by $0.01 based on shares
differences reverse.               uncertainties in the application of complex     outstanding at December 31, 2003.
                                   tax regulations.  We recognize liabilities
                                   for anticipated tax audit issues in the U.S.
                                   and other tax jurisdictions based on our
                                   estimate of whether, and the extent to which,
                                   additional taxes will be due.  If we
                                   ultimately determine that payment of these
                                   amounts is unnecessary, we reverse the
                                   liability and recognize a tax benefit during
                                   the period in which we determine that the
                                   liability is no longer necessary.  We record
                                   an additional charge in our provision for
                                   taxes in the period in which we determine
                                   that the recorded tax liability is less than
                                   we expect the ultimate assessment to be.
---------------------------------- ----------------------------------------------- ----------------------------------

OVERVIEW

During 2003, there were many accomplishments that should further strengthen our position in the marketplace in 2004 and beyond.

     o We achieved record financial results with sales growth of 29% and earnings per share growth of 59%.

     o We successfully completed a $170.0 million convertible subordinated notes offering.

     o We improved our operating leverage as evidenced by the increase in our operating margins to 17.7% in 2003 up from 15.5% last year.

     o We signed our third wet tantalum capacitor customer. Three of the five worldwide CRM device manufacturers have now adopted our capacitor technology.

In 2003, we continued to invest in a corporate realignment with the goal being to present "a single face" to our customers. Whereas in the past we have been organized as a group of individual operating units developing, manufacturing and selling discrete components, effective January 1, 2004, we are now comprised of two business units - IMC and EPS.

On the new technologies front is our first generation Quasar implantable power source. This product offering further enhances our market position as a leading developer and manufacturer of implantable batteries for medical devices. Our new Quasar technology, combined with our wet tantalum capacitor, should provide performance advantages our customers require. Our filtering inductor slab and integrated filtered feedthrough technologies provide enhanced protection from EMI (electro-magnetic interference). This supplies an important added measure of security in our customer's products.

We have under taken several initiatives to change and improve our infrastructure. These initiatives, to date, have included additions to our management team, the commencement of the installation of a company wide integrated ERP business platform, increased commitment to the expansion of the Six Sigma program, new lean manufacturing implementation, a philosophy and practice of continuous improvement and the certification of all company wide operations to ISO 9001-2000 standards.

As we look forward into next year, we will focus on a number of critical areas. We will continue to address ways to expand our product offering and customer penetration. Our production operations will be expanded to meet increased capacitor demand and we will continue to focus our efforts on signing the remaining CRM customers to this technology. Significant resources will be spent on our next generation Quasar battery technology and we expect to begin product delivery by year-end. We will continue to leverage our infrastructure over a higher sales base resulting in improved operating margins. The base implementation of our ERP business platform at all locations is scheduled to be completed by the end of the year. And finally, we will continue to look for acquisition opportunities that will strengthen our technological leadership or broaden our product offering.

Our forecasted sales growth is estimated to be lower than experienced in the last two years. In 2004 the Company has begun to see downward pricing pressures on some of its products.

However, we expect to expand our operating margins based on increased sales volume, increased leverage of our infrastructure and manufacturing cost reductions. Partially offsetting this growth, are increased costs for the start-up of our new medical production facility, increased cost to comply with the Sarbanes-Oxley requirements, higher insurance premiums and the establishment of an internal audit function. We anticipate that in 2004 we will incur additional capital costs primarily due to the build-out of the medical production facility and from the continuation of the ERP implementation. We must continue to invest in research and development in order to maintain our competitive position.

In summary, our results for the full year reached record levels reflecting the continued robustness in the CRM market. Our focus for 2004 will be in five critical areas:

     o    Increasing our capacitor customer penetration;

     o Identifying value-add sales opportunities from our broad product offering;

     o Delivering on our next generation quasar battery technology by year end;

     o Improving our operating margin through leverage of our existing infrastructure and from manufacturing cost reductions; and

     o    Completing the implementation of the base ERP system.

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The commentary that follows should be read in conjunction with our consolidated financial statements and related notes.


Results of Operations               Year ended December 31,     2003 - 2002          2002 - 2001
In thousands, except per share
 data                                2003      2002      2001      $Change % Change  $Change  % Change
------------------------------------------------------------------------------------------------------
IMC
   ICD batteries                  $41,494   $28,518   $22,215    $12,976    46%      $6,303        28%
   Pacemaker batteries             22,535    20,354    22,923      2,181    11%      (2,569)      -11%
   Other batteries                  3,662     3,035       722        627    21%       2,313       320%
   ICD capacitors                  31,668    24,678    20,290      6,990    28%       4,388        22%
   Other components                90,862    65,316    40,513     25,546    39%      24,803        61%
   Royalties                            -         -       991          -     0%        (991)     -100%
                                 ---------------------------------------------------------------------
Total IMC                         190,221   141,901   107,654     48,320    34%      34,247        32%
EPS                                26,144    25,395    27,921        749     3%      (2,526)       -9%
                                 ---------------------------------------------------------------------
Total Sales                       216,365   167,296   135,575     49,069    29%      31,721        23%
Cost of sales                     126,537    96,398    74,716     30,139    31%      21,682        29%
                                 ---------------------------------------------------------------------
Gross profit                       89,828    70,898    60,859     18,930    27%      10,039        16%
Gross margin                         41.5%     42.4%     44.9%
Selling, general, and
 administrative expenses (SG&A)    30,384    24,369    18,174      6,015    25%       6,195        34%
SG&A as a % of sales                 14.0%     14.6%     13.4%
Research, development and
 engineering costs, net (RD&E)     16,991    14,440    12,575      2,551    18%       1,865        15%
RD&E as a % of sales                  7.9%      8.6%      9.3%                           -1%
Intangible amortization             3,217     3,702     7,726       (485)  -13%      (4,024)      -52%
Other operating expense             1,036     2,481       132     (1,445)  -58%       2,349      1780%
                                 ---------------------------------------------------------------------
Operating income                   38,200    25,906    22,252     12,294    47%       3,654        16%
Operating margin                     17.7%     15.5%     16.4%
Interest expense                    4,101     3,752     4,011        349     9%        (259)       -6%
Interest income                      (702)     (442)     (423)      (260)   59%         (19)        4%
Other (income) expense, net         1,485     1,631     4,886       (146)   -9%      (3,255)      -67%
Provision for income taxes         10,028     6,604     5,181      3,424    52%       1,423        27%
Effective tax rate                   30.1%     31.5%     37.6%
                                 ---------------------------------------------------------------------
Net income                        $23,288   $14,361    $8,597     $8,927    62%      $5,764        67%
                                 =====================================================================
Net margin                           10.8%      8.6%      6.3%
Diluted earnings per share          $1.08     $0.68     $0.43      $0.40    59%       $0.25        58%


FISCAL 2003 COMPARED WITH FISCAL 2002

We achieved record sales performance in 2003. The increase in total sales for 2003 included a full year of sales of Greatbatch-Globe, which we acquired in July 2002.

Sales

IMC. The sales growth for IMC was led by sales of ICD batteries reflecting the strength of this market. In addition, capacitor and components sales increased substantially over last year. Substantially all of the sales changes during 2003 were attributable to volume and sales mix. Looking at our overall sales mix, CRM product sales increased over last year and now represent 83% of our overall product mix, up from 80% last year. We remain very positive about the growth prospects of the CRM market long term.

EPS. Commercial sales increased modestly from a slight rise in volume of orders from oil and gas customers.

Gross profit

The decrease in gross margin is primarily due to the costs incurred to consolidate the EPS plants, the start-up costs from the implementation of lean manufacturing, the inclusion of the lower margin enclosure products for the full year, the costs for the hiring of new plant management personnel and changes in selling prices for certain medical components. These factors contributed to a 310 basis point reduction in gross margin on a year over year basis.

SG&A expenses

Expenses increased compared to last year in absolute dollars, but declined as a percent of sales due to improved operating leverage. The increase in absolute dollars is partially due to the hiring of additional senior management employees.

RD&E expenses

Expenses increased compared to last year in absolute dollars, but decreased as a percent of sales compared to last year as sales growth has outpaced spending. We expect to maintain our spending on RD&E at a level that will support the new technologies demanded by the IMD markets.

Amortization expense

The reduction in intangible amortization reflects the impact of the sale of certain intangible assets of the ceramic capacitor product line that was part of the Sierra-KD components acquisition in 2003. In addition, one of the patent licenses for wet tantalum capacitors was fully amortized during 2002.

Other operating expense

The 2003 amount is primarily attributable to the write-down of a manufacturing facility that became available as the result of a decision to purchase an additional manufacturing facility in New York.

Interest expense and interest income

Interest expense was lower and interest income was higher primarily due to the issuance of the $170.0 million convertible subordinated notes in May 2003. These securities allowed for the outstanding line of credit to be fully replaced at a lower rate of interest and additional funds to be invested on a short-term basis.

Provision for income taxes

Our effective tax rate declined primarily as a result of increased research and development credits, as well as the benefits of state tax planning strategies. The impact of the lower effective tax rate during 2003 was approximately $0.5 million.

The Extraterritorial Income Exclusion (ETI) provided approximately $1.0 million of tax benefit in 2003. There is currently legislation in Congress to repeal the ETI provisions of the Internal Revenue Code and to make numerous changes to the United States international tax regime and other laws affecting domestic businesses.

FISCAL 2002 COMPARED WITH FISCAL 2001

The increase in total sales for 2002 included sales of Greatbatch-Globe, which we acquired in July 2002.

IMC. Sales for IMC increased mainly due to our customers' increased demand for ICD batteries in the CRM market. Partially offsetting this increase was a decline in royalty revenues from Medtronic on patents that had expired. Capacitor sales increased as a result of increased demand by the existing customer for capacitors in 2002. The increase in sales of medical components was primarily due to the inclusion of sales from our Greatbatch-Sierra acquisition during the full year of 2002 and our Greatbatch-Globe acquisition for the second half of 2002. Substantially all of the revenue changes during 2002 were attributable to volume.

EPS. Commercial battery and pack sales decreased principally due to a decreased level of exploration in the oil and gas industry in the first six months of 2002 compared to 2001.

Gross profit

Gross profit increased as a result of increased sales. Production yield issues for filtered feedthroughs, reduced royalty revenues in 2002 compared to 2001, and the inclusion of lower margin Greatbatch-Globe Tool operations were the primary contributors to the reduced overall gross margin.

SG&A expenses

SG&A expenses increased both in dollars and as a percentage of total sales. The increase is primarily due to the inclusion of costs associated with the addition of Greatbatch-Sierra for the last half of 2001 and the full year 2002 and Greatbatch-Globe for the last half of 2002, costs associated with our Six Sigma(TM) quality initiatives, the general development of our infrastructure to support our growth, and expenses related to ongoing patent activity.

RD&E expenses

RD&E expenses increased in dollars, but as a percentage of total sales were at the same level for both years. The decrease in the percentage of expenses as related to sales is primarily attributable to the low level of RD&E expenses at Greatbatch-Globe. We expect to maintain our spending on RD&E at a level that will support the new technologies demanded by the IMD markets.

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

Other expenses

In 2002, other operating expense included a non-recurring charge of $1.7 million representing the write-off of a noncompete agreement after the passing of Mr. Fred Hittman.

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

In 2002 other expense included a non-recurring charge of $1.5 million representing the write-off of the investment in an unrelated company based on an analysis of the financial viability of that company. It was determined that the Company's investment in the unrelated company had a fair value that is less than its carrying value.

In 2001 other expense included a charge for the early extinguishment of debt associated with the restructuring of our long-term debt and the related write-off of deferred financing fees, a call premium paid, and loan discounts associated with the previous long-term debt.

Provision for income taxes

Our effective tax rate declined primarily as a result of increased research and development credits, as well as the benefits of state tax planning strategies, net of anticipated increased state taxes related to the Greatbatch-Globe acquisition. The impact of the lower effective tax rate during 2003 was approximately $1.2 million.

Liquidity and Capital Resources

Our principal source of short-term liquidity is our working capital of $170.5 million at December 31, 2003 combined with our unused $20 million credit line with our lending syndicate. Historically we have generated cash from operations sufficient to meet our capital expenditure and debt service needs, other than for acquisitions. At December 31, 2003 our current ratio was 8.1:1, so short-term liquidity is not an issue.

The Company regularly engages in discussions relating to potential acquisitions and has identified possible acquisition opportunities and we may announce an acquisition transaction at any time.

At December 31, 2003, our capital structure consisted primarily of $170.0 million of convertible subordinated notes and our 21.6 million shares of common stock outstanding. We have in excess of $131.0 million in cash, cash equivalents and short-term investments and are in a position to facilitate future acquisitions if necessary. We are also authorized to issue 100 million shares of common stock and 100 million shares of preferred stock. The market value of our outstanding common stock since our IPO has exceeded our book value and the average daily trading volume of our common stock has also increased; accordingly, we believe that if needed we can access public markets to sell additional common or preferred stock assuming conditions are appropriate.

In addition to the improved working capital, capital spending of $12.0 million in 2003 was lower than historical expenditure levels. The majority of the current year spending was for maintenance capital. In comparison, we spent $21.0 million in 2002 , which included approximately $8.0 million for new investment projects in addition to approximately $13.0 million for maintenance capital. In 2003, we significantly enhanced our balance sheet through improved cash flow from operations and through the convertible note financing we completed in May. This improved capital structure allows us to support our internal growth and provides liquidity for corporate development initiatives. We anticipate that in 2004 we will incur additional capital costs primarily due to the build-out of the medical production facility and from the continuation of the ERP implementation.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements within the meaning of Item 303(a)(4) of Regulation S-K.

Contractual Obligations

The following table summarizes our significant contractual obligations at December 31, 2003, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.


                                         Payments due by period
                                     ----------------------------------------------------
CONTRACTUAL OBLIGATIONS                 Total   Less than 1-3 years 3-5 years More than 5
                                                  1 year                         years
-----------------------------------------------------------------------------------------
Long-Term Debt Obligations (a):
   Convertible Debentures              $170,000       $-         $-        $-   $170,000
   Capital Lease Obligations              1,816      742        948       126          -
Operating Lease Obligations (b)           4,006    3,810        196         -          -
Purchase Obligations (c)                  2,750    2,750          -         -          -
                                     ----------------------------------------------------
Total                                  $178,572   $7,302     $1,144      $126   $170,000
                                     ====================================================


     (a) The current portion of these liabilities is included. Amounts do not include imputed interest. See Note 8 - Debt of the Notes to the Consolidated Financial Statements in this Form 10-K for additional information about our long-term obligations.
     (b) See Note 14 of the Notes to the Consolidated Financial Statements in this Form 10-K for additional information about our operating lease obligations.
     (c) Purchase orders or contracts for the purchase of raw materials and other goods and services are not included in the table above. For the purposes of this table, contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase orders are normally based on our current manufacturing needs and are fulfilled by our vendors within short time horizons. We enter into blanket orders with vendors that have preferred pricing and terms, however these orders are normally cancelable by us without penalty. We do not have significant agreements for the purchase of raw materials or other goods specifying minimum quantities or set prices that exceed our expected requirements in the short-term. We also enter into contracts for outsourced services; however, the obligations under these contracts were not significant and the contracts generally contain clauses allowing for cancellation without significant penalty.

Inflation

We do not believe that inflation has had a significant effect on our operations.

Impact of Recently Issued Accounting Standards In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 requires disclosures about variable interest entities for which it is reasonably possible that we will be required to consolidate or disclose information when the Interpretation becomes effective. The provisions of FIN 46 are effective for us for the interim period ending April 2, 2004, or earlier in certain instances. Such instances did not have an effect on our consolidated financial statements in 2003. We have determined that it is not reasonably possible that we will be required to consolidate or disclose information about a variable interest entity in 2004. In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (SFAS No. 150). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, except for mandatorily redeemable financial instruments subject to the provisions of this Statement. Subsequent to the issuance of SFAS No. 150, the FASB decided to revise the effective dates of the application of certain provisions of the statement. For mandatorily redeemable financial instruments that do not have a fixed redemption date or are not redeemable for a fixed or determinable amount the Board agreed to defer application for an indefinite period of time. The adoption of SFAS No. 150 did not have an effect on our consolidated financial statements in 2003.
ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

Under our existing line of credit any borrowings bear interest at fluctuating market rates. At December 31, 2003, we did not have any borrowings outstanding under our line of credit and thus no interest rate sensitive financial instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The following consolidated financial statements of our Company and report of independent auditors thereon are set forth below.

          Independent Auditors' Report.

          Consolidated Balance Sheet as of December 31, 2003 and 2002.

          Consolidated Statement of Operations for the years ended December 31, 2003, 2002 and 2001.

          Consolidated Statement of Cash Flows for the years ended December 31, 2003, 2002 and 2001.

          Consolidated Statement of Stockholders' Equity for the years ended December 31, 2003, 2002 and 2001.

          Notes to Consolidated Financial Statements.

INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Wilson Greatbatch Technologies, Inc.
Clarence, New York

We have audited the accompanying consolidated balance sheets of Wilson Greatbatch Technologies, Inc. and subsidiaries (the "Company") as of January 2, 2004 and January 3, 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended January 2, 2004. Our audits also included the financial statement schedule at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Wilson Greatbatch Technologies, Inc. and subsidiaries as of January 2, 2004 and January 3, 2003, and the results of their operations and their cash flows for each of the three years in the period ended January 2, 2004 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."




Buffalo, New York
March 1, 2004


WILSON GREATBATCH TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEET
(IN THOUSANDS)
-------------------------------------------------------------------------------------------

ASSETS                                                       December 31,
                                                                      2003            2002
Current assets:
  Cash and cash equivalents                                       $119,486          $4,608
  Short-term investments                                            11,559               -
  Accounts receivable, net                                          23,726          19,310
  Inventories                                                       28,598          34,908
  Prepaid expenses and other current assets                          3,591           3,339
  Refundable income taxes                                              583           3,038
  Deferred income taxes                                              3,163           3,349
  Asset available for sale                                           3,658               -
                                                           ---------------- ---------------
          Total current assets                                     194,364          68,552

Property, plant, and equipment, net                                 63,735          64,699
Intangible assets, net                                              51,441          55,804
Goodwill                                                           119,521         119,407
Deferred income taxes                                                2,896               -
Other assets                                                         6,286           3,789
                                                           ---------------- ---------------
Total assets                                                      $438,243        $312,251
                                                           ================ ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                  $4,091          $5,726
  Accrued expenses and other current liabilities                    18,968          13,872
  Current portion of long-term debt                                    850           8,750
                                                           ---------------- ---------------
           Total current liabilities                                23,909          28,348

Long-term debt, net of current portion                                 928          76,250
Convertible subordinated notes                                     170,000               -
Deferred income taxes                                                7,251             136
Other long-term liabilities                                            815             654
                                                           ---------------- ---------------
           Total liabilities                                       202,903         105,388
                                                           ---------------- ---------------

Commitments and contingencies (Note 13)

Stockholders' equity:
  Preferred stock                                                        -               -
  Common stock                                                          21              21
  Additional paid-in capital                                       207,969         202,279
  Deferred stock-based compensation                                 (1,185)              -
  Treasury stock, at cost                                             (179)           (863)
  Retained earnings                                                 28,714           5,426
                                                           ---------------- ---------------
           Total stockholders' equity                              235,340         206,863
                                                           ---------------- ---------------
Total liabilities and stockholders' equity                        $438,243        $312,251
                                                           ================ ===============

The accompanying notes are an integral part of these consolidated financial statements


WILSON GREATBATCH TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
-------------------------------------------------------------------------------------------

                                                            Year Ended December 31,
                                                             2003        2002         2001

Sales                                                    $216,365    $167,296     $135,575
Cost of sales                                             126,537      96,398       74,716
                                                     --------------------------------------
       Gross profit                                        89,828      70,898       60,859
Selling, general and administrative expenses               30,384      24,369       18,174
Research, development and engineering costs, net           16,991      14,440       12,575
Amortization of intangible assets                           3,217       3,702        7,726
Other operating expense, net                                1,036       2,481          132
                                                     --------------------------------------
     Operating income                                      38,200      25,906       22,252
Interest expense                                            4,101       3,752        4,011
Interest income                                              (702)       (442)        (423)
Other expense, net                                          1,485       1,631        4,886
                                                     --------------------------------------
     Income before income taxes                            33,316      20,965       13,778
Provision for income taxes                                 10,028       6,604        5,181
                                                     --------------------------------------
     Net income                                           $23,288     $14,361       $8,597
                                                     ======================================

Earnings per share:
     Basic                                                  $1.10       $0.69        $0.44
     Diluted                                                $1.08       $0.68        $0.43

Weighted average shares outstanding:
     Basic                                                 21,149      20,941       19,563
     Diluted                                               21,534      21,227       19,945

  The accompanying notes are an integral part of these consolidated financial statements


WILSON GREATBATCH TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(IN THOUSANDS)
----------------------------------------------------------------------------------------------------------------

                                                                        Year Ended December 31,
                                                                               2003          2002          2001
Cash flows from operating activities:
  Net income                                                                $23,288       $14,361        $8,597
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                                          13,179        12,100        14,241
      Stock-based compensation                                                3,306         3,667         3,019
      Loss on early extinguishment of debt                                    1,487             -         3,019
      Write-off of noncompete agreement                                           -         1,723             -
      Write-off of investment in unrelated company                                -         1,547             -
      Deferred income taxes                                                   4,578         3,765         2,358
      Loss on disposal of property, plant, and equipment                      1,036           758           132
  Changes in operating assets and liabilities:
    Accounts receivable                                                      (4,416)         (379)       (4,396)
    Inventories                                                               5,822        (2,752)      (10,030)
    Prepaid expenses and other current assets                                 2,335        (1,450)         (928)
    Accounts payable                                                         (1,635)       (1,685)        3,025
    Accrued expenses and other current liabilities                            5,797        (2,972)        1,741
    Income taxes                                                                 24          (873)          677
                                                                      ------------------------------------------
             Net cash provided by operating activities                       54,801        27,810        21,455
                                                                      ------------------------------------------

Cash flows from investing activities:
  Purchase of short-term investments                                        (11,559)            -             -
  Acquisition of property, plant and equipment                              (11,925)      (20,501)       (9,715)
  Proceeds from sale of property, plant and equipment                         2,734            14             5
  Increase in intangible assets                                                   -             -          (574)
  Decrease (increase) in other assets                                           107        (1,459)       (2,235)
  Net cash effect of acquisitions                                                 -       (47,124)      (46,913)
                                                                      ------------------------------------------
             Net cash used in investing activities                          (20,643)      (69,070)      (59,432)
                                                                      ------------------------------------------

Cash flows from financing activities:
  Proceeds from issuance of long-term debt                                  170,000        32,000        87,000
  Principal payments of long-term debt                                      (85,000)      (29,880)      (48,278)
  Principal payments of capital lease obligations                              (434)            -             -
  Payment of debt issue costs                                                (4,535)            -             -
  Issuance of common stock                                                      868           476        42,511
  Purchase of treasury stock                                                   (179)            -             -
                                                                      ------------------------------------------
           Net cash provided by financing activities                         80,720         2,596        81,233
                                                                      ------------------------------------------
Net increase (decrease) in cash and cash equivalents                        114,878       (38,664)       43,256
Cash and cash equivalents, beginning of year                                  4,608        43,272            16
                                                                      ------------------------------------------
Cash and cash equivalents, end of year                                     $119,486        $4,608       $43,272
                                                                      ==========================================

  The accompanying notes are an integral part of these consolidated financial statements



WILSON GREATBATCH TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(IN THOUSANDS)
------------------------------------------------------------------------------------------------------------------------

                                                                      Capital    Deferred                     Retained
                                                                     In Excess    Stock    Treasury           Earnings
                                                     Common Stock     of Par      Based     Stock           (Accumulated
                                                     -------------                         ----------------
                                                     Shares Amount     Value   Compensation Shares  Amount    Deficit)


Balance, December 31, 2000                           18,972   $19    $157,526           $-     261 $(4,179)    $(17,532)

  Common stock issued                                 2,000     2      42,427            -       -       -            -
  Shares contributed to ESOP                              -     -         843            -     (66)  1,057            -
  Exercise of stock options                              11     -          84            -       -       -            -
  Net income                                              -     -           -            -       -       -        8,597
                                                     -------------   --------- ---------------------------- ------------
Balance, December 31, 2001                           20,983    21     200,880            -     195  (3,122)      (8,935)

  Common stock issuance expenses                          -     -         (39)           -       -       -            -
  Shares contributed to ESOP                              -     -         761            -    (140)  2,254            -
  Reissuance of treasury stock                            -     -           9            -      (1)      5            -
  Exercise of stock options                              67     -         519            -       -       -            -
  Tax benefit of non-qualifed stock option exercises      -     -         149            -       -       -            -
  Net income                                              -     -           -            -       -       -       14,361
                                                     -------------   --------- ---------------------------- ------------
Balance, December 31, 2002                           21,050    21     202,279            -      54    (863)       5,426

  Common stock issued                                     -     -       1,768       (1,768)      -       -            -
  Shares contributed to ESOP                             90     -       2,804            -     (54)    863            -
  Purchase of treasury stock                              -     -           -            -       5    (179)           -
  Exercise of stock options                              77     -         868            -       -       -            -
  Tax benefit of non-qualifed stock option exercises      -     -         250            -       -       -            -
   Stock based compensation                              14     -           -          583       -       -            -
  Net income                                              -     -           -            -       -       -       23,288
                                                     --------------- --------- ---------------------------- ------------
Balance, December 31, 2003                           21,231   $21    $207,969      $(1,185)      5   $(179)     $28,714
                                                     =============   ========= ============================ ============

 The accompanying notes are an integral part of these consolidated financial statements

WILSON GREATBATCH TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.       DESCRIPTION OF BUSINESS

     The Company - The consolidated financial statements include the accounts of Wilson Greatbatch Technologies, Inc. and its wholly owned subsidiaries (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

     Nature of Operations - The Company operates in two reportable segments-Implantable Medical Components ("IMC") and Electrochem Power Solutions ("EPS"). The IMC segment designs and manufactures batteries, capacitors, filtered feedthroughs, engineered components and enclosures used in IMDs. The EPS segment designs and manufactures high performance batteries and battery packs for use in oil and gas exploration, oceanographic equipment and aerospace.

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

     Short-term Investments - Short-term investments are those investments acquired with maturities that exceed three months and are less than one year at the time of acquisition. Securities that the Company has the ability and positive intent to hold to maturity are accounted for as held-to-maturity securities and are carried at amortized cost. The cost of securities sold is based on the specific identification method.

     Inventories - Inventories are stated at the lower of cost, determined using the first-in, first-out method, or market.

     Assets Available for Sale - Assets available for sale are accounted for at the lower of the carrying amount or each asset's estimated fair value less costs to sell.

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

     Goodwill - Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets with indefinite lives. At adoption, the Company reassessed the useful lives of trademarks and names and deemed them to have an indefinite life because they are expected to generate cash flows indefinitely. Note 14 - Business Segment information contains an analysis of goodwill by segment.

     Goodwill and trademark and names are no longer amortized but are periodically tested for impairment. An analysis of the proforma effects of these standards had the adoption occurred as of the beginning of fiscal 2001 is included in Note 6 - Intangible Assets.

     SFAS No. 142 requires the Company to assess goodwill for impairment by comparing the fair value of the reporting units to their carrying amounts on an annual basis, or more frequently if certain events occur or circumstances change, to determine if there is potential impairment. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the goodwill within the reporting unit is less than its carrying value. Fair values for goodwill are determined based on discounted cash flows, market multiples or appraised values as appropriate. The Company has determined that, based on the goodwill impairment test, no impairment of goodwill and other indefinite-lived intangible assets has occurred.

     Intangible Assets - Acquired intangible assets apart from goodwill and trademark and names consist primarily of patented and unpatented technology. The Company continues to amortize its definite-lived assets on a straight-line basis over their estimated useful lives as follows: patented technology, 8-17 years; unpatented technology, 5-15 years; and other intangible assets, 3-10 years.

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

     Allowance for Doubtful Accounts - The Company provides credit, in the normal course of business, to its customers. The Company also maintains an allowance for doubtful customer accounts and charges actual losses against this allowance when incurred.

     Stock-Based Compensation - The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). As permitted in that standard, the Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board No. 25, Accounting for Stock Issued to Employees, and related interpretations.

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


                                                             Year Ended December 31,
                                                               2003         2002          2001

   Risk-free interest rate                                     2.75%        3.79%         5.00%
   Expected volatility                                           55%          55%           55%
   Expected life (in years)                                       5            5             7
   Expected dividend yield                                        0%           0%            0%

     The Company's net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each year is as follows (in thousands except per share data):


                                                           Year Ended December 31,
                                                                 2003         2002          2001

   Net income as reported                                     $23,288      $14,361        $8,597
   Stock based employee compensation cost included in net
    income as reported                                         $2,311       $2,512        $1,884
   Stock-based employee compensation cost determined using
    the fair value based method, net of related tax effects    $4,054       $2,972        $2,601
   Pro forma net income                                       $21,545      $13,901        $7,880

   Net earnings per share:
       Basic - as reported                                      $1.10        $0.69         $0.44
       Basic - pro forma                                        $1.02        $0.66         $0.40

       Diluted - as reported                                    $1.08        $0.68         $0.43
       Diluted - pro forma                                      $1.00        $0.65         $0.40

     Income Taxes - The Company provides for income taxes using the liability method whereby deferred tax liabilities and assets are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using the anticipated tax rate when taxes are expected to be paid or reversed.

     Revenue Recognition - Revenue from the sale of products is recognized at the time product is shipped to customers. The Company allows customers to return defective or damaged products for credit, replacement, or exchange. Revenue is recognized as the net amount to be received after deducting estimated amounts for product returns and allowances.

     Product Warranties - The Company generally warrants that its products will meet customer specifications and will be free from defects in materials and workmanship. The Company accrues its estimated exposure to warranty claims based upon recent historical experience and other specific information as it becomes available.

     Research and Development - Research, development and engineering costs are expensed as incurred.

     Engineering Costs - Engineering expenses are expensed as incurred. Cost reimbursements for engineering services from customers for whom the Company designs products are recorded as an offset to engineering costs upon achieving development milestones.

     Net research, development and engineering costs are as follows (in thousands):


                                                      Year Ended December 31,
                                                     2003      2002      2001

Research and development costs                     $9,446    $7,156    $6,728
                                                ------------------------------

Engineering costs                                   8,649     8,882     8,323
Less cost reimbursements                           (1,104)   (1,598)   (2,476)
                                                ------------------------------
Engineering costs, net                              7,545     7,284     5,847
                                                ------------------------------
Total research and development and engineering
 costs, net                                       $16,991   $14,440   $12,575
                                                ==============================


     Earnings Per Share - Basic earnings per share is calculated by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated by adjusting for common stock equivalents, which consist of stock options and unvested restricted stock. Holders of our convertible notes may convert them into shares of the Company's common stock under certain circumstances (see Note 8 - Debt for a description of our convertible subordinated notes). For computation of earnings per share under conversion conditions, the number of diluted shares outstanding will increase by the amount of shares that are potentially convertible during that period. Also, net income will be adjusted for the calculation to add back interest expense on the convertible notes as well as deferred financing fees amortization recorded during the period.

     The following table reflects the calculation of basic and diluted earnings per share (in thousands, except per share amounts):


                                                      2003      2002      2001
                                                -------------------------------
Earnings per share - basic
------------------------------------------------
    Earnings available to common shareholders      $23,288   $14,361    $8,597
    Weighted average shares outstanding             21,149    20,941    19,563
    Earnings per share - basic                       $1.10     $0.69     $0.44
                                                ===============================

Earnings per share - diluted
------------------------------------------------
    Earnings available to common shareholders      $23,288   $14,361    $8,597
    Weighted average shares outstanding             21,149    20,941    19,563
    Dilutive impact of options outstanding &
      unvested restricted stock                        385       286       382
                                                -------------------------------
    Weighted average shares and potential
      dilutive shares outstanding                   21,534    21,227    19,945
    Earnings per share - diluted                     $1.08     $0.68     $0.43
                                                ===============================

     Comprehensive Income - Comprehensive income includes all changes in stockholders' equity during a period except those resulting from investments by owners and distribution to owners. For all periods presented, the Company's only component of comprehensive income is its net income for those periods.

     Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of sales and expenses during the reporting period. Actual results could differ materially from those estimates.

     Supplemental Cash Flow Information (in thousands):

                                                            2003       2002       2001
     Cash paid during the year for:
       Interest                                           $3,740     $3,092     $3,717
       Income taxes                                        5,674      6,055      2,214

     Noncash investing and financing activities:
       Acquisition of property utilizing capitalized
        leases                                            $2,212         $-         $-
       Common stock contributed to ESOP                    3,667      3,019      1,902

     Recent Accounting Pronouncements -- In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 requires disclosures about variable interest entities for which it is reasonably possible that we will be required to consolidate or disclose information when the Interpretation becomes effective. The provisions of FIN 46 are effective for the Company for the interim period ending April 2, 2004, or earlier in certain instances. Such instances did not have an effect on the Company's consolidated financial statements in 2003. The Company has determined that it is not reasonably possible that it will be required to consolidate or disclose information about a variable interest entity in 2004.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (SFAS No. 150). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, except for mandatorily redeemable financial instruments subject to the provisions of this Statement. Subsequent to the issuance of SFAS No. 150, the FASB decided to revise the effective dates of the application of certain provisions of the statement. For mandatorily redeemable financial instruments that do not have a fixed redemption date or are not redeemable for a fixed or determinable amount the Board agreed to defer application for an indefinite period of time. The adoption of 150 did not have an effect on the Company's consolidated financial statements in 2003.

     Reclassifications - Certain reclassifications were made to the prior years' financial statements to conform with the current year presentation. None of the reclassifications affected net income (loss) or stockholders' equity.

     The Company adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB 13, and Technical Corrections," at the beginning of fiscal year 2003. Under SFAS No. 145, the Company no longer classifies debt extinguishments as extraordinary items in the consolidated financial statements, subject to limited exceptions. Accordingly, amounts previously classified as extraordinary related to debt extinguishments in fiscal 2001 have been reclassified as components of income before income taxes.

3.       SHORT-TERM INVESTMENTS

     Short-term investments at December 31, 2003, consist of investments acquired with maturities that exceed three months and are less than one year at the time of acquisition. Held-to-maturity securities comprised the following (in thousands):


                                    As of December 31, 2003
                                       Cost        Gross         Gross     Estimated fair
                                                 unrealized    unrealized       value
                                                    gains        losses
     Municipal Bonds                    $11,559           $-           $(1)       $11,558
                                   -------------------------------------------------------
     Short-term investments             $11,559           $-           $(1)       $11,558
                                   =======================================================

     The municipal bonds have maturity dates ranging from January 2004 to April 2004. There were no short-term investments as of December 31, 2002.


4.       INVENTORIES

     Inventories comprised the following (in thousands):


                                                        December 31,
                                                     2003        2002

     Raw material                                  $11,688     $15,693
     Work-in-process                                10,421      13,592
     Finished goods                                  6,489       5,623
                                                   --------    --------
     Total                                         $28,598     $34,908
                                                   ========    ========

5.       PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment comprised the following (in thousands):


                                                     December 31,
                                                        2003     2002

Manufacturing machinery and equipment                $53,313  $48,384
Buildings and building improvements                   15,380   14,752
Information technology hardware and software           7,384    6,621
Leasehold improvements                                 5,440    4,819
Land and land improvements                             4,659    4,659
Furniture and fixtures                                 2,631    2,496
Construction work in process                           8,595    8,778
Other                                                    148      308
                                                     -------- --------
                                                      97,550   90,817
Less accumulated depreciation                        (33,815) (26,118)
                                                     -------- --------
Total                                                $63,735  $64,699
                                                     ======== ========

     Depreciation expense during 2003, 2002 and 2001 was approximately $9,390,000, $7,610,000, and $5,917,000, respectively.

6.       INTANGIBLE ASSETS

     Intangible assets comprised the following (in thousands):


                            As of December 31,            As of December 31, 2002
                                    2003
                            Gross   Accumulated    Net      Gross    Accumulated  Net carrying
                            carrying amortization carrying carrying   amortization    Amount
                             amount                Amount    amount
Amortizing intangible
 assets:
   Patented technology      $21,875      $(8,949) $12,926    $21,875      $(7,015)     $14,860
   Unpatented technology     15,335       (5,549)   9,786     15,335       (3,615)      11,720
   Other                      7,740       (7,196)     544      7,740       (6,701)       1,039
                           --------------------------------------------------------------------
                             44,950      (21,694)  23,256     44,950      (17,331)      27,619
Unamortizing intangible
 assets:
   Trademark and names       31,420       (3,235)  28,185     31,420       (3,235)      28,185
                           --------------------------------------------------------------------
Total intangible assets     $76,370     $(24,929) $51,441    $76,370     $(20,566)     $55,804
                           ====================================================================


Estimated amortization expense for years subsequent to 2003 are as follows (in thousands):

                         2004       $2,843
                         2005        2,361
                         2006        2,332
                         2007        2,314
                         2008        2,314

     The following table reflects consolidated results for 2001, with data adjusted as though the adoption of SFAS No. 142, Goodwill and Other Intangible Assets, had occurred as of the beginning of 2001 (in thousands except per share amounts):


                                                      Year Ended
                                                      December 31,
                                                                 2001

Reported net income                                            $8,597
                                                 ---------------------
Add back to reported net income:
   Goodwill amortization, net of tax                            1,339
   Assembled workforce amortization, net of tax                   397
   Trademark and names amortization, net of tax                   506
                                                 ---------------------
                                                                2,242
                                                 ---------------------
Adjusted net income                                           $10,839
                                                 =====================

Basic earnings per share:
   Reported net income                                          $0.44
   Adjusted net income                                          $0.55

Diluted earnings per share:
   Reported net income                                          $0.43
   Adjusted net income                                          $0.54


7.       ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities comprised the following (in thousands):



                                                                    December 31,
                                                               2003              2002

Salaries and benefits                                        $5,170            $5,302
Profit sharing and bonuses                                    9,589             5,164
Other                                                         4,209             3,406
                                                       -------------    --------------
Total                                                       $18,968           $13,872
                                                       =============    ==============

8.
DEBT

     Long-term debt comprised the following (in thousands):


                                                                    December 31,
                                                               2003            2002

     2.25% convertible subordinated notes, due 2013        $170,000              $-
     Capital lease obligations                                1,778               -
     Term loan                                                    -          85,000
                                                       -------------   -------------
                                                            171,778          85,000
     Less current portion                                      (850)         (8,750)
                                                       -------------   -------------
     Total long-term debt                                   $170,928         $76,250
                                                       =============   =============


     Convertible Subordinated Notes

     In May 2003, the Company completed a private placement of contingent convertible subordinated notes totaling $170.0 million, due 2013. In November 2003 the Company had a Registration Statement with the Securities and Exchange Commission declared effective with respect to these notes and the underlying common stock. The notes bear interest at 2.25 percent per annum, payable semiannually. Beginning with the six-month interest period commencing June 15, 2010, the Company will pay additional contingent interest during any six-month interest period if the trading price of the notes for each of the five trading days immediately preceding the first day of the interest period equals or exceeds 120% of the principal amount of the notes.

     Holders may convert the notes into shares of the Company's common stock at a conversion rate of 24.8219 shares per $1,000 principal amount of notes, subject to adjustment, before the close of business on June 15, 2013 only under the following circumstances: (1) during any fiscal quarter commencing after July 4, 2003, if the closing sale price of the Company's common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding fiscal quarter; (2) subject to certain exceptions, during the five business days after any five consecutive trading day period in which the trading price per $1,000 principal amount of the notes for each day of such period was less than 98% of the product of the closing sale price of the Company's common stock and the number of shares issuable upon conversion of $1,000 principal amount of the notes; (3) if the notes have been called for redemption; or (4) upon the occurrence of certain corporate events.

     Beginning June 20, 2010, the Company may redeem any of the notes at a redemption price of 100% of their principal amount, plus accrued interest. Note holders may require the Company to repurchase their notes on June 15, 2010 or at any time prior to their maturity following a fundamental change at a repurchase price of 100% of their principal amount, plus accrued interest. The notes are subordinated in right of payment to all of our senior indebtedness and effectively subordinated to all debts and other liabilities of our subsidiaries.

     Concurrent with the issuance of the notes, the Company used approximately $72.5 million of the proceeds from this private placement to pay off the term loan. Debt issuance expenses totaled $4.5 million and are being amortized using the effective yield method over a seven-year term.

     The fair-value of the convertible subordinated notes as of December 31, 2003 was $212.5 million based on quoted market prices.

     Capital Lease Obligations

     The Company leases assets under non-cancelable lease arrangements. As of December 31, 2003, future minimum lease payments under capital leases are as follows:


(In thousands)                                              Amount
-------------------------------------------------------- -------------

2004                                                             $742
2005                                                              948
2006                                                              126
                                                         -------------
Total minimum lease payments                                    1,816
Less imputed interest                                             (38)
                                                         -------------
Present value of minimum lease payments                         1,778
Less current portion                                             (850)
                                                         -------------
Long-term capital lease obligations                              $928
                                                         =============

     Revolving Line of Credit

     As of December 31, 2003 the Company had no balance outstanding on its $20.0 million committed revolving line of credit. The revolving line of credit continues to be available to the Company for future borrowing and matures on July 1, 2005. The revolving line of credit is secured by the Company's accounts receivable and inventories and requires the Company to comply with various quarterly financial covenants, as defined, related to net earnings or loss before interest, taxes, depreciation, and amortization ("EBITDA"), and ratios of leverage, interest, fixed charges, and capitalization as they relate to EBITDA. Interest rates under the revolving line of credit vary with the Company's leverage. The Company is required to pay a commitment fee of between .50% and .125% per annum on the unused portion of the revolving line of credit based on the Company's leverage.

9.       EMPLOYEE BENEFIT PLANS

     Employee Stock Ownership Plan - The Company sponsors a non-leveraged Employee Stock Ownership Plan (``ESOP'') and related trust as a long-term benefit for substantially all of its employees. Under the terms of the ESOP plan document there is a defined contribution equal to five percent of each employee's annual compensation. This contribution is contributed to the ESOP in the form of Company stock. The ESOP is subject to contribution limitations as defined in the plan. Compensation cost under the ESOP recognized by the Company for the defined contribution was approximately $2.7 million, $2.3 million, and $1.8 million in 2003, 2002 and 2001, respectively.

     Savings Plan - The Company sponsors a defined contribution 401(k) plan, which covers substantially all of its employees. The plan provides for the deferral of employee compensation under Section 401(k) and a Company match. Net costs related to this defined contribution plan were approximately $847,000, $718,000 and $622,000 in 2003, 2002 and 2001, respectively.

     Education Assistance Program - The Company reimburses tuition, textbooks and laboratory fees for college or other lifelong learning programs for all of its employees. The Company also reimburses college tuition for the dependent children of its full-time employees. For certain employees, the dependent children benefit vests on a straight-line basis over ten years. Minimum academic achievement is required in order to receive reimbursement under both programs. Aggregate expenses under the programs were approximately $669,000, $621,000 and $460,000 in 2003, 2002 and 2001,
     respectively.

10.      STOCK OPTION PLANS

     The Company has stock option plans that provide for the issuance of nonqualified and incentive stock options to employees of the Company. The Company's 1997 Stock Option Plan (``1997 Plan'') authorizes the issuance of options to purchase up to 480,000 shares of the Company's common stock. The stock options generally vest over a five-year period and may vary depending upon the achievement of earnings targets. The stock options expire 10 years from the date of the grant. Stock options are granted at exercise prices equal to or greater than the fair market value of the Company's common stock at the date of the grant.

     The Company's 1998 Stock Option Plan (``1998 Plan'') authorizes the issuance of nonqualified and incentive stock options to purchase up to 1,220,000 shares the Company's common stock, subject to the terms of the plan. The stock options vest over a three to five year period and may vary depending upon the achievement of earnings targets. The stock options expire 10 years from the date of the grant. Stock options are granted at exercise prices equal to or greater than the fair value of the Company's common stock at the date of the grant.

     The Company has a stock option plan that provides for the issuance of nonqualified stock options to Non-Employee Directors (the "Director Plan"). The Director Plan authorizes the issuance of nonqualified stock options to purchase up to 100,000 shares of the Company's common stock from its treasury, subject to the terms of the plan. The stock options vest over a three-year period. The stock options expire 10 years from the date of grant. Stock options are granted at exercise prices equal to or greater than the fair value of the Company's common stock at the date of the grant.

     As of December 31, 2003, options for 472,211 shares were available for future grants under the plans. The weighted average remaining contractual life is seven years.

     A summary of the transactions under the 1997 Plan, 1998 Plan, and the Director Plan for 2001, 2002 and 2003 follows:

                                                           Weighted      Weighted
                                                           Average       Average
                                            Option         Exercise     Grant Date
                                           Activity         Price       Fair Value
                                         -------------  --------------  ----------

Options outstanding at December 31, 2000      590,685           $8.70
  Options granted                             101,934           26.06       $16.02
  Options exercised                           (11,340)           6.06
  Options forfeited                           (14,960)           9.58
                                         -------------

Options outstanding at December 31, 2001      666,319          $11.38
  Options granted                             344,774           24.97       $12.22
  Options exercised                           (67,783)           7.77
  Options forfeited                           (67,661)          12.78
                                         -------------

Options outstanding at December 31, 2002      875,649          $16.92
  Options granted                             367,360           33.43       $16.51
  Options exercised                           (77,094)          11.14
  Options forfeited                           (23,015)          25.20
                                         -------------
Options outstanding at December 31, 2003    1,142,900          $22.18
                                         =============

Options exercisable at:
  December 31, 2002                           451,037           12.09
  December 31, 2003                           657,452           17.39


     The following table provides detail regarding the options outstanding at December 31, 2003.


                                            Number
Range of Exercise Prices                 Outstanding
----------------------------------------------------------------------

$5.00                                                         226,391
$15.00 - 20.64                                                178,423
$23.85 - 35.70                                                691,469
$37.51 - 37.81                                                 46,617
                                                          ------------
                                                            1,142,900
                                                          ============

11.      RESTRICTED STOCK PLAN

     On November 15, 2002, the Company's Board of Directors approved the Restricted Stock Plan under which stock awards may be granted to employees. The Plan received shareholder approval at the Annual Meeting of Stockholders held on May 9, 2003. The number of shares that are reserved and may be issued under the plan cannot exceed 200,000. The Compensation and Organization Committee of the Company's Board of Directors determines the number of shares that may be granted under the plan. Restricted stock awards are either time-vested or performance-vested based on the terms of each individual award agreement. Time-vested restricted stock vests 50% on the first anniversary of the date of the award and 50% on the second anniversary of the date of the award. Performance-vested restricted stock vests upon the achievement of certain annual diluted earnings per share targets by the company, or the seventh anniversary date of the award.

     There were 50,400 shares granted to certain officers and key employees under the terms of the plan. 13,500 shares of restricted stock fully vested as of December 31, 2003. Unamortized deferred compensation expense with respect to the restricted stock grants amounted to $1,185,000 at December 31, 2003 and is being amortized based on the vesting schedules attributable to the underlying restricted stock grants. Compensation expense of $583,000 was recognized during 2003.

12.      INCOME TAXES

     The components of the provision for income taxes comprised the following (in thousands):



                                                         Year Ended December 31,
                                                          2003       2002         2001
Federal:
  Current                                               $4,820     $2,573       $2,081
  Deferred                                               7,363      4,137        2,365
                                                  -------------------------------------
                                                        12,183      6,710        4,446
                                                  -------------------------------------
State:                                                       -          -            -
  Current                                                  630        266          742
  Deferred                                              (2,785)      (372)          (7)
                                                  -------------------------------------
                                                        (2,155)      (106)         735
                                                  -------------------------------------
Provision for income taxes                             $10,028     $6,604       $5,181
                                                  =====================================

     The tax effect of major temporary differences that give rise to the Company's net deferred tax accounts are as follows (in thousands):


                                                     December 31,
                                                          2003           2002

Depreciation                                           $(4,776)       $(4,809)
Contingent interest on convertible notes                (2,575)             -
Amortization of intangible assets                       (1,118)         1,969
Tax credits                                              2,779          2,298
Accrued expenses and deferred compensation               2,226          1,607
Inventory valuation                                      1,745          2,019
Investments                                                565            565
Net operating loss carryforwards                           433             38
Other                                                       94             91
                                                    -----------   ------------
Net deferred tax (liability) asset                        (627)         3,778
Less valuation allowance                                  (565)          (565)
                                                    -----------   ------------
Net deferred tax (liability) asset                     $(1,192)        $3,213
                                                    ===========   ============


     In assessing the realizability of deferred tax assets, management considers, within each taxing jurisdiction, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the consideration of the weight of both positive and negative evidence, management has determined that it is more likely than not that a portion of the deferred tax asset remaining at December 31, 2003 related to the valuation of an investment will not be realized.

     The provision for income taxes differs in each of the years from the federal statutory rate due to the following:



                                                       Year Ended December 31,
                                                         2003      2002       2001

Statutory rate                                           35.0 %    35.0 %     35.0 %
State taxes, net of federal benefit                       2.0       3.3        2.9
Permanent items from tax planning                        (6.8)        -          -
Federal and state tax credits                            (2.1)    (10.7)         -
Valuation allowance                                         -       2.7          -
Other                                                     2.0       1.2       (0.3)
                                                   --------------------------------
Effective tax rate                                       30.1 %    31.5 %     37.6 %
                                                   ================================

13.      CAPITAL STOCK

     The authorized capital stock of the Company consists of 100,000,000 shares of common stock, $.001 par value per share and 100,000,000 shares of preferred stock, $.001 par value per share. There are no preferred shares issued or outstanding. There were 21,231,121 and 21,049,805 shares issued in 2003 and 2002, respectively. There were 21,226,357 and 20,996,115 shares outstanding in 2003 and 2002, respectively.

14.      COMMITMENTS AND CONTINGENCIES

     The Company is a party to various legal actions arising in the normal course of business. The Company does not believe that the ultimate resolution of any such pending activities will have a material adverse effect on its consolidated results of operations, financial position, or cash flows.

     The Company is a party to various license agreements through 2018 for technology that is utilized in certain of its products. The most significant of these is an agreement to license the basic technology used for wet tantalum capacitors. The initial payment under the original agreement was $800,000 and was fully amortized in 2002. The company is required to pay royalties based on agreed upon terms through August 2014.

     The Company is also subject to a license agreement covering the exclusive use of a patent for a hybrid electrode until December 2016. The initial payment under this agreement was $100,000 and will be fully amortized in 2004. The Company is required to pay royalties based on the selling price of products that incorporate such licensed technology.

     Expenses related to license agreements were $1,531,000, $1,367,000 and $317,000 for 2003, 2002, and 2001, respectively.

     Product Warranties - The change in aggregate product warranty liability for the year ended December 31, 2003, is as follows (dollars in thousands):


     Beginning balance                                                $402
     Additions to warranty reserve                                     377
     Warranty claims paid                                             (466)
                                                                 ----------
     Ending balance                                                   $313
                                                                 ==========


     Operating Leases - The Company is a party to various operating lease agreements for buildings, equipment and software. The Company incurred operating lease expense of $1,716,000, $928,000 and $909,000 in 2003, 2002 and 2001, respectively.

     If all lease extension options are exercised as expected by the Company, minimum future annual operating lease payments are $1,815,000 in 2004; $1,391,000 in 2005; $604,000 in 2006; $196,000 in 2007; and $0 in 2008.

15.      BUSINESS SEGMENT INFORMATION

     The Company operates its business in two reportable segments: IMC and EPS. The IMC segment designs and manufactures batteries for devices in the cardiac rhythm management ("CRM") industry including implantable cardioverter defibrillators ("ICDs"), pacemakers, cardiac resynchronization therapy ("CRT") and other medical devices; capacitors for ICDs, filtered feedthroughs, engineered components and enclosures used in IMDs. The EPS segment designs and manufactures high performance batteries for use in oil and gas exploration, oceanographic equipment, and aerospace.

     The Company's IMC segment includes multiple business units that have been aggregated because they share similar economic characteristics and similarities in the areas of products, production processes, types of customers, methods of distribution and regulatory environment. The reportable segments are separately managed, and their performance is evaluated based on numerous factors, including income from operations.

     The Company defines segment income from operations as gross profit less costs and expenses attributable to segment specific selling, general and administrative and research, development and engineering expenses, and intangible amortization. In 2003, segment income also includes a portion of non-segment specific selling, general and administrative and research, development and engineering expenses based on allocation bases appropriate to the expense categories. The remaining unallocated operating expenses along with other income and expense are not allocated to reportable segments. This change is not reflected in the 2002 or 2001 calculation of segment income from operations because it is impractical to do so. The allocation of expenses to segments in 2003 does not change the composition of the reportable segments; the change is only a revision to the calculation of segment income from operations. Transactions between the two segments are not significant. The accounting policies of the segments are the same as those described and referenced in Note 2.

     An analysis and reconciliation of the Company's business segment information to the respective information in the consolidated financial statements is as follows (dollars in thousands):


                                                Year Ended December 31,
                                                       2003           2002            2001
Sales:
  IMC
    Medical batteries:
      ICDs                                          $41,494        $28,518         $22,215
      Pacemakers                                     22,535         20,354          22,923
      Other devices                                   3,662          3,035             722
      Royalties                                           -              -             991
                                             ----------------------------------------------
    Total medical batteries                          67,691         51,907          46,851
    Capacitors                                       31,668         24,679          20,290
    Other components                                 90,862         65,315          40,513
                                             ----------------------------------------------
  Total IMC sales                                   190,221        141,901         107,654
  EPS                                                26,144         25,395          27,921
                                             ----------------------------------------------
Total sales                                        $216,365       $167,296        $135,575
                                             ==============================================

Segment income from operations:
  IMC                                               $43,504        $40,969         $39,008
  EPS                                                 4,374          8,262           8,796
                                             ----------------------------------------------
  Total segment income from operations               47,878         49,231          47,804
  Unallocated operating expenses                     (9,678)       (23,325)        (25,552)
                                             ----------------------------------------------
  Operating income as reported                       38,200         25,906          22,252
  Unallocated other income and expense               (4,884)        (4,941)         (8,474)
                                             ----------------------------------------------
  Income before income taxes as reported            $33,316        $20,965         $13,778
                                             ==============================================

Depreciation and amortization:
  IMC                                               $10,809        $10,090         $12,440
  EPS                                                   854            807             778
                                             ----------------------------------------------
  Total depreciation included in segment
    income from operations                           11,663         10,897          13,218
  Unallocated depreciation and amortization           1,516          1,203           1,023
                                             ----------------------------------------------
  Total depreciation and amortization               $13,179        $12,100         $14,241
                                             ==============================================


The changes in the carrying amount of goodwill are as follows (amounts in thousands):

                                                    IMC            EPS          Total
Balance at December 31, 2002                        $116,841         $2,566     $119,407
Adjustment recorded during the year                      114              -          114
                                              -------------------------------------------
Balance at December 31, 2003                        $116,955         $2,566     $119,521
                                              ===========================================

                                                 Year Ended December 31,
                                                        2003           2002         2001
Expenditures for tangible long-lived assets,
  excluding acquisitions:
  IMC                                                 $6,924         $6,616       $7,074
  EPS                                                    693          1,119          504
                                              -------------------------------------------
    Total reportable segments                          7,617          7,735        7,578
    Unallocated long-lived tangible assets             4,308         12,766        2,137
                                              -------------------------------------------
  Total expenditures                                 $11,925        $20,501       $9,715
                                              ===========================================

                                               December 31,
                                                        2003           2002
Identifiable assets, net:
  IMC                                               $250,642       $256,313
  EPS                                                 20,817         22,385
                                              ------------------------------
  Total reportable segments                          271,459        278,698
  Unallocated assets                                 166,784         33,553
                                              ------------------------------
  Total assets                                      $438,243       $312,251
                                              ==============================


     Sales by geographic area are presented by attributing sales from external customers based on where the products are shipped. All dollars are in thousands.


                                                    Year Ended December 31,
                                                  2003           2002           2001
Sales by geographic area:
  United States                               $140,578       $127,145        $92,391
  Foreign countries                             75,787         40,151         43,184
                                          -------------------------------------------
  Consolidated sales                          $216,365       $167,296       $135,575
                                          ===========================================

                                          December 31,
                                                  2003           2002
Long-lived assets:
  United States                               $243,879       $243,699
  Foreign countries                                  -              -
                                          ----------------------------
  Consolidated long-lived assets              $243,879       $243,699
                                          ============================

     Two customers accounted for a significant portion of the Company's sales and accounts receivable as follows:

                          Sales                         Accounts Receivable
                        ---------------------------    ---------------------
                          Year Ended December 31,          December 31,
                            2003     2002     2001         2003        2002

Customer A                    46%      41%      39%          31%         34%
Customer B                    20%      25%      27%          19%         18%
                        ---------------------------    ---------------------
Total                         66%      66%      66%          50%         52%
                        ===========================    =====================


16.      ACQUISITIONS

     During 2001 and 2002, the Company completed two acquisitions as follows:

     o Substantially all of the assets of the Sierra-KD Components division of Maxwell Technologies, Inc. (Sierra), a developer and manufacturer of electromagnetic interference filtering capacitors for implantable medical devices.

     o Globe Tool and Manufacturing Company, Inc. (Globe Tool), a manufacturer of precision titanium enclosures for implantable medical devices. Globe Tool was acquired to further broaden our product offering to include enclosures.

     These acquisitions have been accounted for using the purchase method of accounting and accordingly, the results of the operations of these acquisitions have been included in the consolidated financial statements from the date of acquisition.

     Acquisition information (in thousands):


                                                            Acquired Company
                                                     ------------------------------
                                                         Sierra        Globe Tool
                                                     --------------  --------------

Acquisition date                                     June 18, 2001    July 9, 2002

Purchase price:
   Cash paid                                               $46,656         $46,637
   Transaction costs                                           257             487
                                                     --------------  --------------
       Total purchase price                                $46,913         $47,124
                                                     ==============  ==============

Purchase price allocation:
   Property and equipment                                    4,124           8,490
   Assets/(Liabilities)                                      3,288          (7,079)
   Trademark and names                                           -           1,760
   Patented Technology                                       8,445               -
   Unpatented Technology                                     4,743           7,392
   Noncompete/Employment Agreements                              -           1,177
   Goodwill                                                 26,313          35,384
                                                     --------------  --------------
       Total purchase price                                $46,913         $47,124
                                                     ==============  ==============


     The following unaudited pro forma summary presents the Company's consolidated results of operations for 2002 and 2001 as if the acquisitions had been consummated at January 1, 2001. The pro forma consolidated results of operations include certain pro forma adjustments, including the amortization of intangible assets and interest on a term loan.


                                                                  December 31,
In thousands except per share amounts:                        2002              2001

Revenues                                                  $178,159          $162,190
Net income                                                 $15,298            $8,482
Net income per diluted share:                                $0.73             $0.43


     The proforma results are not necessarily indicative of those that would have actually occurred had the acquisitions taken place at the beginning of the periods presented.

17.
QUARTERLY SALES AND EARNINGS DATA - UNAUDITED


                                                     (In Thousands, except per share data)
                                         4th Qtr.   3rd Qtr.   2nd Qtr.     1st Qtr.

2003
Sales                                      $49,371    $56,335    $55,802    $54,857
Gross profit                                19,838     23,960     23,217     22,813
Net income                                   4,523      7,776      4,952      6,037
Earnings per share - basic                    0.21       0.37       0.23       0.29
Earnings per share - diluted                  0.21       0.36       0.23       0.28

2002
Sales                                      $47,315    $45,350    $38,328    $36,303
Gross profit                                20,475     18,872     15,599     15,952
Net income                                   4,959      2,477      3,586      3,339
Earnings per share - basic                    0.24       0.12       0.17       0.16
Earnings per share - diluted                  0.23       0.12       0.17       0.16





                                                      ******

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.



ITEM 9A.  Controls and Procedures.

a) Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of the Company's management including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.

b) Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.



                                                     PART III

     Reference is made to the information responsive to the Items comprising this Part III that is contained in our definitive proxy statement for our 2004 Annual Meeting of Stockholders, which is incorporated by reference herein.

                                                      PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

     (1)  FINANCIAL STATEMENTS

          The following consolidated financial statements of our company and report of independent auditors thereon are set forth below:

               Independent Auditors' Report.

               Consolidated Balance Sheet as of December 31, 2003 and 2002.

               Consolidated Statement of Operations for the years ended December 31, 2003, 2002 and 2001.

               Consolidated Statement of Cash Flows for the years ended December 31, 2003, 2002 and 2001.

               Consolidated Statement of Stockholders' Equity for the years ended December 31, 2003, 2002 and 2001.

               Notes to Consolidated Financial Statements.



     (2)  FINANCIAL STATEMENT SCHEDULES

          The following financial statement schedule is included in this report on Form 10-K: Schedule II - Valuation and Qualifying Accounts.


SCHEDULE II

                                        VALUATION AND QUALIFYING ACCOUNTS
                                                (In Thousands)


                                                    Col. C
                                                   Additions
                                  -------------------------------------------
                        Col. B
                       Balance at                               Charged to        Col.D                 Col.E
Col. A                 Beginning           Charged to        Other Accounts-    Deductions-           Balance at
Description            of Period        Costs & Expenses         Describe       Describe (2)         End of Period

2003

Allowance for
  doubtful accounts        $460                $25                  $-              $(59)                $426
Valuation allowance
   for income taxes        $565                 $-                  $-                $-                 $565

2002

Allowance for
  doubtful accounts        $447                $13                  $-                $-                 $460
Valuation allowance
   for income taxes          $-               $565        (1)       $-                $-                 $565

2001

Allowance for
  doubtful accounts        $319               $136                  $-               $(8)                $447


(1)  Allowance recorded in the provision for income taxes.

(2) Accounts written off, net of collections on accounts receivable previously written off.

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

                                  (3) EXHIBITS

EXHIBIT            DESCRIPTION
NUMBER             -----------
------

3.1 Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our registration statement on Form S-1 (File No. 333-37554)).
3.2 Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our quarterly report on Form 10-Q for the quarterly period ended March 29,
     2002).
4.1 Registration Rights Agreement dated February 14, 2002 among Wilson Greatbatch Technologies, Inc., DLJ Merchant Banking Partners II, L.P., DLJMB Funding II, Inc., DLJ Merchant Banking Partners II-A, L.P., DLJ Diversified Partners, L.P., DLJ Diversified Partners-A, L.P., DLJ Millennium Partners, L.P., DLJ First ESC L.L.C., DLJ Offshore Partners II, C.V., DLJ EAB Partners, L.P., UK Investment Plan 1997 Partners (incorporated by reference to Exhibit 4.1 to our quarterly report on Form 10-Q for the quarterly period ended June 28, 2002).
4.2 Indenture for 2 1/4% Convertible Subordinated Debentures Due 2013 dated May 28, 2003 (incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-3 (File No. 333-107667) filed on August 5, 2003).
4.3 Registration Rights Agreement dated May 28, 2003 by among us and the initial purchasers of the Debentures described above (incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-3 (File No. 333-107667) filed on August 5, 2003).
10.1# 1997 Stock Option Plan (including form of "standard" option agreement and form of "special" option agreement) (incorporated by reference to Exhibit
     10.1 to our registration statement on Form S-1 (File No. 333-37554)).
10.2# 1998 Stock Option Plan (including form of "standard" option agreement, form of "special" option agreement and form of "non-standard" option agreement) (incorporated by reference to Exhibit 10.2 to our registration statement on Form S-1 (File No. 333-37554)).
10.3# Wilson Greatbatch Ltd. Equity Plus Plan Money Purchase Plan (incorporated by reference to Exhibit 10.3 to our registration statement on Form S-1 (File No. 333-37554)).

10.4# Wilson Greatbatch Ltd. Equity Plus Plan Stock Bonus Plan (incorporated by reference to Exhibit 10.4 to our registration statement on Form S-1 (File No. 333-37554)).
10.5# Non-Employee Director Stock Incentive Plan (incorporated by reference to
     Exhibit A to our definitive proxy statement on Schedule 14-A filed on April 22, 2002).
10.6# Employment Agreement, dated as of July 9, 1997, between Wilson Greatbatch
     Ltd. and Edward F. Voboril (incorporated by reference to Exhibit 10.5 to our registration statement on Form S-1 (File No. 333-37554)).
10.7 Registration and Anti-Dilution Agreement, dated as of July 10, 1997, among Wilson Greatbatch Technologies, Inc., DLJ Investment Partners, L.P., DLJ Investment Funding, Inc., DLJ First ESC L.L.C., The Northwestern Mutual Life Insurance Company and Donaldson, Lufkin & Jenrette Securities Corporation (incorporated by reference to Exhibit 10.7 to our registration statement on Form S-1 (File No. 333-37554)).
10.8 Amended and Restated Credit Agreement dated as of July 9, 2002 by and among Wilson Greatbatch Ltd., the lenders party thereto and Manufacturers and Traders Trust Company, as administrative agent (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed on July 24, 2002).
10.9 Stockholders Agreement, dated as of July 16, 1997, among Wilson Greatbatch Technologies, Inc., DLJ Merchant Banking Partners II, L.P., DLJMB Funding II, Inc., DLJ Merchant Banking Partners II-A, L.P., DLJ Diversified Partners, L.P., DLJ Diversified Partners-A, L.P., DLJ Millennium Partners, L.P., DLJ First ESC L.L.C., DLJ Offshore Partners II, C.V., DLJ EAB Partners, L.P., U.K. Investment Plan 1997 Partners, and the other holders of common stock of Wilson Greatbatch Technologies Inc. party thereto (incorporated by reference to Exhibit 10.12 to our registration statement on Form S-1 (File No. 333-37554)).
10.10 Amendment No. 1 to Stockholders Agreement, dated as of October 31, 1997, among Wilson Greatbatch Technologies, Inc., DLJ Merchant Banking Partners II, L.P., DLJMB Funding II, Inc., DLJ Merchant Banking Partners II-A, L.P., DLJ Diversified Partners, L.P., DLJ Diversified Partners-A, L.P., DLJ Millennium Partners, L.P., DLJ First ESC L.L.C., DLJ Offshore Partners II, C.V., DLJ EAB Partners, L.P., U.K. Investment Plan 1997 Partners, and the other holders of common stock of Wilson Greatbatch Technologies, Inc. party thereto (incorporated by reference to Exhibit 10.13 to our registration statement on Form S-1 (File No. 333-37554)). 1 0.11 Management Stockholders Agreement, dated as of July 10, 1997, among Wilson Greatbatch Technologies, Inc., DLJ Merchant Banking Partners II, L.P., DLJMB Funding II, Inc., DLJ Merchant Banking Partners II-A, L.P., DLJ Diversified Partners, L.P., DLJ Diversified Partners-A, L.P., DLJ Millennium Partners, L.P., DLJ First ESC L.L.C., DLJ Offshore Partners II, C.V., DLJ EAB Partners, L.P., U.K. Investment Plan 1997 Partners, and the other holders of common stock of Wilson Greatbatch Technologies, Inc. party thereto (incorporated by reference to Exhibit 10.14 to our registration statement on

     Form S-1 (File No. 333-37554)).
10.12 Subordinated Note Holders Stockholders Agreement, dated as of July 10, 1997, among Wilson Greatbatch Technologies, Inc., DLJ Merchant Banking Partners II, L.P., DLJMB Funding II, Inc., DLJ Merchant Banking Partners II-A, L.P., DLJ Diversified Partners, L.P., DLJ Diversified Partners-A, L.P., DLJ Millennium Partners, L.P., DLJ First ESC L.L.C., DLJ Offshore Partners II, C.V., DLJ EAB Partners, L.P., U.K. Investment Plan 1997 Partners, DLJ Investment Partners, L.P., DLJ Investment Funding, Inc., The Northwestern Mutual Life Insurance Company and Donaldson, Lufkin & Jenrette Securities Corporation (incorporated by reference to Exhibit 10.15 to our registration statement on Form S-1 (File No. 333-37554)).
10.13# 2002 Restricted Stock Plan (incorporated by reference to Appendix B to our definitive proxy statement on Schedule 14A filed on April 9, 2003). 10.14+ Supply Agreement, dated as of February 1, 1999, between Wilson Greatbatch
     Ltd. and Guidant/CRM (incorporated by reference to Exhibit 10.20 to our registration statement on Form S-1 (File No. 333-37554)).
10.15+ Amendment No. 1 to the Supply Agreement, dated as of September 21, 2001, between Wilson Greatbatch Technologies, Inc. and Guidant/CRM (incorporated by reference to Exhibit 10.13 to our annual report on Form 10-K for the fiscal year ended December 28, 2001).
10.16+ Supply Agreement dated April 10, 2003, between Wilson Greatbatch
     Technologies, Inc. and Guidant/CRM (incorporated by reference to our Form 10-Q for the quarter ended April 4, 2003, filed May 16, 2003).
10.17 Agreement, dated as of April 16, 1997, between Wilson Greatbatch Ltd. and Pacesetter, Inc., a St. Jude Medical Company (incorporated by reference to
     Exhibit 10.21 to our registration statement on Form S-1 (File No. 333-37554)).
10.18 License Agreement, dated August 8, 1996, between Wilson Greatbatch Ltd.

     and Evans Capacitor Company (incorporated by reference to Exhibit 10.23 to our registration statement on Form S-1 (File No. 333-37554)).
10.19+ Amendment No. 2, dated December 6, 2002, between Wilson Greatbatch
     Technologies, Ltd. and Evans Capacitor Company.
10.20*+ Supplier Partnering Agreement, dated as of October 23, 2003, between
     Wilson Greatbatch Technologies, Inc. and Pacesetter, Inc., a St. Jude Medical Company.
10.21 License Agreement, dated March 16, 1976, between Wilson Greatbatch Ltd. and Medtronic Inc. (incorporated by reference to Exhibit 10.24 to our registration statement on Form S-1 (File No. 333-37554)).
10.22 Amendment No. 1 to License Agreement, dated July 20, 1976, between Wilson Greatbatch Ltd. and Medtronic Inc. (incorporated by reference to Exhibit
     10.25 to our registration statement on Form S-1 (File No. 333-37554)).
10.23 Stockholders Agreement, dated as of August 23, 1999, among Wilson Greatbatch Technologies, Inc., DLJ Merchant Banking Partners II, L.P., DLJMB Funding II, Inc., DLJ Merchant Banking Partners II-A, L.P., DLJ Diversified Partners, L.P., DLJ Diversified Partners-A, L.P., DLJ Millennium Partners, L.P., DLJ First ESC L.P., DLJ Offshore Partners II, C.V., DLJ EAB Partners, L.P., UK Investment Plan 1997 Partners and Fred Hittman (incorporated by reference to Exhibit 10.26 to our registration statement on Form S-1 (File No. 333-37554)).
10.24 Form of Subscription Agreement, dated on or about July 17, 1997, between Wilson Greatbatch Technologies, Inc. and each of Edward F. Voboril, Larry
     T. DeAngelo, Curtis F. Holmes, Ph.D., Arthur J. Lalonde, Richard W. Mott and Susan M. Bratton (incorporated by reference to Exhibit 10.27 to our registration statement on Form S-1 (File No. 333-37554)).
10.25 Form of Management Subscription Agreement, dated November 1, 1997, between Wilson Greatbatch Technologies, Inc. and each of Edward F. Voboril, Larry
     T. DeAngelo, Curtis F. Holmes, Ph.D., Arthur J. Lalonde, Richard W. Mott and Susan M. Bratton (incorporated by reference to Exhibit 10.28 to our registration statement on Form S-1 (File No. 333-37554)).
10.26 Form of Promissory Note, dated November 1, 1997, payable to Wilson Greatbatch Technologies, Inc. by each of Edward F. Voboril, Larry T. DeAngelo, Curtis F. Holmes, Ph.D., Arthur J. Lalonde, Richard W. Mott and

     Susan M. Bratton (incorporated by reference to Exhibit 10.29 to our registration statement on Form S-1 (File No. 333-37554)).
10.27 Form of Pledge Agreement, dated November 1, 1997, between Wilson Greatbatch Technologies, Inc. and each of Edward F. Voboril, Larry T. DeAngelo, Curtis F. Holmes, Ph.D., Arthur J. Lalonde, Richard W. Mott and Susan M. Bratton (incorporated by reference to Exhibit 10.30 to our registration statement on Form S-1 (File No. 333-37554)).
10.28# Form of Change of Control Agreement, dated December 17, 2001, between
     Wilson Greatbatch Technologies, Inc. and each of Edward F. Voboril, Larry
     T. DeAngelo, Curtis F. Holms, Ph.D. and Richard W. Mott.
10.29 Stock Purchase Agreement, dated as of July 31, 2000, among Wilson Greatbatch Technologies, Inc., Battery Engineering, Inc. and Hitachi Maxell, Ltd. (incorporated by reference to Exhibit 10.31 to our registration statement on Form S-1 (File No. 333-37554)).
10.30 Stockholders Agreement, dated as of August 7, 2000, among Wilson Greatbatch Technologies, Inc., Hitachi Maxell, Ltd., DLJ Merchant Banking Partners II, L.P., DLJMB Funding II, Inc., DLJ Merchant Banking Partners II-A, L.P., DLJ Diversified Partners, L.P., DLJ Diversified Partners-A, L.P., DLJ Millennium Partners, L.P., DLJ First ESC L.P., DLJ Offshore Partners II, C.V., DLJ EAB Partners, L.P. and UK Investment Plan 1997 Partners (incorporated by reference to Exhibit 10.32 to our registration statement on Form S-1 (File No. 333-37554)).
10.31 Subscription Agreement, dated as of August 7, 2000, between Wilson Greatbatch Technologies, Inc. and Hitachi Maxell, Ltd. (incorporated by reference to Exhibit 10.33 to our registration statement on Form S-1 (File No. 333-37554)).
10.32 Non-Compete Agreement, dated as of August 7, 2000, between Wilson Greatbatch Technologies, Inc. and Hitachi Maxell, Ltd. (incorporated by reference to Exhibit 10.34 to our registration statement on Form S-1 (File No. 333-37554)).
10.33 Asset Purchase Agreement, dated as of June 18, 2001, among Wilson Greatbatch Technologies, Inc., GB Acquisition Co., Inc., Maxwell Technologies, Inc. and Maxwell Electronic Components Group, Inc. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed June 19, 2001).
10.34 Stock Purchase Agreement, dated as of July 9, 2002, among Wilson

     Greatbatch Technologies, Inc., Globe Tool and Manufacturing Company, Inc. ("Globe"), Charter Oak Partners of Westport, Connecticut and certain other shareholders of Globe (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on July 24, 2002).
12.1* Ratio of Earnings to Fixed Charges.
21.1* List of subsidiaries.
23.1* Consent of Deloitte & Touche LLP.
31.1* Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the
     Securities Exchange Act.
31.2* Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the
     Securities Exchange Act.
32.1* Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1* Risks Related to our Business.

Portions of those exhibits marked "+" have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

*    Filed herewith.

# Indicates exhibits that are management contracts or compensation plans or arrangements required to be filed pursuant to Item 14(c) of Form 10-K.

(b)  REPORTS ON FORM 8-K

     On November 5, 2003, the Company filed a Current Report on Form 8-K containing information pursuant to Item 9 ("Regulation FD Disclosure") relating to the announcement of earnings for the quarter ended October 3, 2003.

     On November 26, 2003, the Company filed a Current Report on Form 8-K containing information pursuant to Item 5 ("Other events") to correct a typographical error contained in exhibit 23.1 (Consent of Deloitte & Touche
     LLP) to the Company's Registration Statement on Form S-3 filed on November 18, 2003.

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  March 12, 2004        WILSON GREATBATCH TECHNOLOGIES, INC.

                                 By  /s/ Edward F. Voboril
                                     ---------------------
                                     Edward F. Voboril
                                     President, Chief Executive Officer
                                     And Chairman
                                     (Principal Executive Officer)

                                 By  /s/ Lawrence P. Reinhold
                                     -------------------------
                                     Lawrence P. Reinhold
                                     Executive Vice President and
                                     Chief Financial Officer
                                     (Principal Financial Officer)

                                 By  /s/ Thomas J. Mazza
                                     ---------------------
                                     Thomas J. Mazza
                                     Vice President and Controller
                                     (Principal Accounting Officer)



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Signature                                     Title                                               Date
---------                                     -----                                               -----
/s/ Edward F. Voboril                         President, Chief Executive Officer,            March 12, 2004
---------------------
Edward F. Voboril                             Chairman and Director (Principal
                                              Executive Officer)

/s/ Pamela G. Bailey                          Director                                       March 12, 2004
--------------------
Pamela G. Bailey

Signature                                     Title                                               Date
---------                                     -----                                               -----

/s/ Joseph A. Miller, Jr.                     Director                                       March 12, 2004
-------------------------
Joseph A. Miller, Jr.


/s/ Robert E. Rich, Jr.                       Director                                       March 12, 2004
-----------------------
Robert E. Rich, Jr.


/s/ Bill R. Sanford                           Director                                       March 12, 2004
--------------------
Bill R. Sanford


/s/ Peter H. Soderberg                        Director                                       March 12, 2004
----------------------
Peter H. Soderberg


/s/ Thomas S. Summer                          Director                                       March 12, 2004
-------------------
Thomas S. Summer


/s/ William B. Summers                        Director                                       March 12, 2004
-----------------------
William B. Summers, Jr.


/s/ John P. Wareham                           Director                                       March 12, 2004
-------------------
John P. Wareham


/s/ Henry Wendt                               Director                                       March 12, 2004
----------------
Henry Wendt


                                  EXHIBIT INDEX

          EXHIBIT                      DESCRIPTION
          NUMBER                       -----------
          ------

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

          4.2                Indenture for 21/4% Convertible Subordinated Debentures Due 2013 dated May 28, 2003
                             (incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-3
                             (File No. 333-107667) filed on August 5, 2003).

          4.3                Registration Rights Agreement dated May 28, 2003 by among us and the initial purchasers of the Debentures described above (incorporated by reference to Exhibit
                             4.2 to our Registration Statement on Form S-3 (File No. 333-107667) filed on August
                             5, 2003).

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

          10.8               Amended and Restated Credit Agreement dated as of July 9, 2002 by and among Wilson
                             Greatbatch Ltd., the lenders party thereto and Manufacturers and Traders Trust
                             Company, as administrative agent (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed on July 24, 2002).

          10.9               Stockholders Agreement, dated as of July 16, 1997, among Wilson Greatbatch
                             Technologies, Inc., DLJ Merchant Banking Partners II, L.P., DLJMB Funding II, Inc.,
                             DLJ Merchant Banking Partners II-A, L.P., DLJ Diversified Partners, L.P., DLJ
                             Diversified Partners-A, L.P., DLJ Millennium Partners, L.P., DLJ First ESC L.L.C.,
                             DLJ Offshore Partners II, C.V., DLJ EAB Partners, L.P., U.K. Investment Plan 1997
                             Partners, and the other holders of common stock of Wilson Greatbatch Technologies
                             Inc. party thereto (incorporated by reference to Exhibit 10.12 to our registration statement on Form S-1 (File No. 333-37554)).

          10.10              Amendment No. 1 to Stockholders Agreement, dated as of October 31, 1997, among Wilson
                             Greatbatch Technologies, Inc., DLJ Merchant Banking Partners II, L.P., DLJMB Funding
                             II, Inc., DLJ Merchant Banking Partners II-A, L.P., DLJ Diversified Partners, L.P.,
                             DLJ Diversified Partners-A, L.P., DLJ Millennium Partners, L.P., DLJ First ESC
                             L.L.C., DLJ Offshore Partners II, C.V., DLJ EAB Partners, L.P., U.K. Investment Plan
                             1997 Partners, and the other holders of common stock of Wilson Greatbatch
                             Technologies, Inc. party thereto (incorporated by reference to Exhibit 10.13 to our registration statement on Form S-1 (File No. 333-37554)).



          10.11              Management Stockholders Agreement, dated as of July 10, 1997, among Wilson Greatbatch
                             Technologies, Inc., DLJ Merchant Banking Partners II, L.P., DLJMB Funding II, Inc.,
                             DLJ Merchant Banking Partners II-A, L.P., DLJ Diversified Partners, L.P., DLJ
                             Diversified Partners-A, L.P., DLJ Millennium Partners, L.P., DLJ First ESC L.L.C.,
                             DLJ Offshore Partners II, C.V., DLJ EAB Partners, L.P., U.K. Investment Plan 1997
                             Partners, and the other holders of common stock of Wilson Greatbatch Technologies,
                             Inc. party thereto (incorporated by reference to Exhibit 10.14 to our registration statement on Form S-1 (File No. 333-37554)).

          10.12              Subordinated Note Holders Stockholders Agreement, dated as of July 10, 1997, among
                             Wilson Greatbatch Technologies, Inc., DLJ Merchant Banking Partners II, L.P., DLJMB
                             Funding II, Inc., DLJ Merchant Banking Partners II-A, L.P., DLJ Diversified Partners,
                             L.P., DLJ Diversified Partners-A, L.P., DLJ Millennium Partners, L.P., DLJ First ESC
                             L.L.C., DLJ Offshore Partners II, C.V., DLJ EAB Partners, L.P., U.K. Investment Plan
                             1997 Partners, DLJ Investment Partners, L.P., DLJ Investment Funding, Inc., The
                             Northwestern Mutual Life Insurance Company and Donaldson, Lufkin & Jenrette
                             Securities Corporation (incorporated by reference to Exhibit 10.15 to our registration statement on Form S-1 (File No. 333-37554)).

          10.13#             2002 Restricted Stock Plan (incorporated by reference to Appendix B to our definitive proxy statement on Schedule 14A filed on April 9, 2003).

          10.14+             Supply Agreement, dated as of February 1, 1999, between Wilson Greatbatch Ltd. and
                             Guidant/CRM (incorporated by reference to Exhibit 10.20 to our registration statement on Form S-1 (File No. 333-37554)).

          10.15+             Amendment No. 1 to the Supply Agreement, dated as of September 21, 2001, between
                             Wilson Greatbatch Technologies, Inc. and Guidant/CRM (incorporated by reference to
                             Exhibit 10.13 to our annual report on Form 10-K for the fiscal year ended December
                             28, 2001).

          10.16+             Supply Agreement dated April 10, 2003, between Wilson Greatbatch Technologies, Inc.
                             and Guidant/CRM (incorporated by reference to our Form 10-Q for the quarter ended
                             April 4, 2003, filed May 16, 2003).

          10.17              Agreement, dated as of April 16, 1997, between Wilson Greatbatch Ltd. and Pacesetter,
                             Inc., a St. Jude Medical Company (incorporated by reference to Exhibit 10.21 to our registration statement on Form S-1 (File No. 333-37554)).

          10.18              License Agreement, dated August 8, 1996, between Wilson Greatbatch Ltd. and Evans
                             Capacitor Company (incorporated by reference to Exhibit 10.23 to our registration statement on Form S-1 (File No. 333-37554)).



          10.19+             Amendment No. 2, dated December 6, 2002, between Wilson Greatbatch Technologies, Ltd.
                             and Evans Capacitor Company.

          10.20*+            Supplier Partnering Agreement, dated as of October 23, 2003, between Wilson
                             Greatbatch Technologies, Inc. and Pacesetter, Inc., a St. Jude Medical Company.

          10.21              License Agreement, dated March 16, 1976, between Wilson Greatbatch Ltd. and Medtronic
                             Inc. (incorporated by reference to Exhibit 10.24 to our registration statement on
                             Form S-1 (File No. 333-37554)).

          10.22              Amendment No. 1 to License Agreement, dated July 20, 1976, between Wilson Greatbatch
                             Ltd. and Medtronic Inc. (incorporated by reference to Exhibit 10.25 to our registration statement on Form S-1 (File No. 333-37554)).

          10.23              Stockholders Agreement, dated as of August 23, 1999, among Wilson Greatbatch
                             Technologies, Inc., DLJ Merchant Banking Partners II, L.P., DLJMB Funding II, Inc.,
                             DLJ Merchant Banking Partners II-A, L.P., DLJ Diversified Partners, L.P., DLJ
                             Diversified Partners-A, L.P., DLJ Millennium Partners, L.P., DLJ First ESC L.P., DLJ
                             Offshore Partners II, C.V., DLJ EAB Partners, L.P., UK Investment Plan 1997 Partners
                             and Fred Hittman (incorporated by reference to Exhibit 10.26 to our registration statement on Form S-1 (File No. 333-37554)).

          10.24              Form of Subscription Agreement, dated on or about July 17, 1997, between Wilson
                             Greatbatch Technologies, Inc. and each of Edward F. Voboril, Larry T. DeAngelo,
                             Curtis F. Holmes, Ph.D., Arthur J. Lalonde, Richard W. Mott and Susan M. Bratton
                             (incorporated by reference to Exhibit 10.27 to our registration statement on Form S-1
                             (File No. 333-37554)).

          10.25              Form of Management Subscription Agreement, dated November 1, 1997, between Wilson
                             Greatbatch Technologies, Inc. and each of Edward F. Voboril, Larry T. DeAngelo,
                             Curtis F. Holmes, Ph.D., Arthur J. Lalonde, Richard W. Mott and Susan M. Bratton
                             (incorporated by reference to Exhibit 10.28 to our registration statement on Form S-1
                             (File No. 333-37554)).

          10.26              Form of Promissory Note, dated November 1, 1997, payable to Wilson Greatbatch
                             Technologies, Inc. by each of Edward F. Voboril, Larry T. DeAngelo, Curtis F. Holmes,
                             Ph.D., Arthur J. Lalonde, Richard W. Mott and Susan M. Bratton (incorporated by reference to Exhibit 10.29 to our registration statement on Form S-1 (File No.
                             333-37554)).



          10.27              Form of Pledge Agreement, dated November 1, 1997, between Wilson Greatbatch
                             Technologies, Inc. and each of Edward F. Voboril, Larry T. DeAngelo, Curtis F.
                             Holmes, Ph.D., Arthur J. Lalonde, Richard W. Mott and Susan M. Bratton (incorporated by reference to Exhibit 10.30 to our registration statement on Form S-1 (File No.
                             333-37554)).

          10.28#             Form of Change of Control Agreement, dated December 17, 2001, between Wilson
                             Greatbatch Technologies, Inc. and each of Edward F. Voboril, Larry T. DeAngelo,
                             Curtis F. Holms, Ph.D. and Richard W. Mott.

          10.29              Stock Purchase Agreement, dated as of July 31, 2000, among Wilson Greatbatch
                             Technologies, Inc., Battery Engineering, Inc. and Hitachi Maxell, Ltd. (incorporated by reference to Exhibit 10.31 to our registration statement on Form S-1 (File No.
                             333-37554)).

          10.30              Stockholders Agreement, dated as of August 7, 2000, among Wilson Greatbatch
                             Technologies, Inc., Hitachi Maxell, Ltd., DLJ Merchant Banking Partners II, L.P.,
                             DLJMB Funding II, Inc., DLJ Merchant Banking Partners II-A, L.P., DLJ Diversified
                             Partners, L.P., DLJ Diversified Partners-A, L.P., DLJ Millennium Partners, L.P., DLJ
                             First ESC L.P., DLJ Offshore Partners II, C.V., DLJ EAB Partners, L.P. and UK
                             Investment Plan 1997 Partners (incorporated by reference to Exhibit 10.32 to our registration statement on Form S-1 (File No. 333-37554)).

          10.31              Subscription Agreement, dated as of August 7, 2000, between Wilson Greatbatch
                             Technologies, Inc. and Hitachi Maxell, Ltd. (incorporated by reference to Exhibit
                             10.33 to our registration statement on Form S-1 (File No. 333-37554)).

          10.32              Non-Compete Agreement, dated as of August 7, 2000, between Wilson Greatbatch
                             Technologies, Inc. and Hitachi Maxell, Ltd. (incorporated by reference to Exhibit
                             10.34 to our registration statement on Form S-1 (File No. 333-37554)).

          10.33              Asset Purchase Agreement, dated as of June 18, 2001, among Wilson Greatbatch
                             Technologies, Inc., GB Acquisition Co., Inc., Maxwell Technologies, Inc. and Maxwell
                             Electronic Components Group, Inc. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed June 19, 2001).

          10.34              Stock Purchase Agreement, dated as of July 9, 2002, among Wilson Greatbatch
                             Technologies, Inc., Globe Tool and Manufacturing Company, Inc. ("Globe"), Charter Oak
                             Partners of Westport, Connecticut and certain other shareholders of Globe
                             (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on
                             July 24, 2002).



          12.1*              Ratio of Earnings to Fixed Charges.
          21.1*              List of subsidiaries.
          23.1*              Consent of Deloitte & Touche LLP.
          31.1*              Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities
                             Exchange Act.
          31.2*              Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities
                             Exchange Act.
          32.1*              Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18
                             U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
                             2002.
          99.1*              Risks Related to our Business.

          Portions of those exhibits marked "+" have been omitted and filed separately with the Securities and
          Exchange Commission pursuant to a request for confidential treatment.

*           Filed herewith.

#           Indicates exhibits that are management contracts or compensation plans or arrangements required to be filed pursuant to Item 14(c) of Form 10-K.
