Form 10-Q
period 2004-04-02
WILSON GREATBATCH TECHNOLOGIES INC
filed 2004-05-12
CIK 1114483

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the Quarter ended April 2, 2004

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

The number of shares outstanding of the Company's common stock, $.001 par value per share, as of May 7, 2004 was: 21,367,821 shares

                      WILSON GREATBATCH TECHNOLOGIES, INC.
                         TABLE OF CONTENTS FOR FORM 10-Q
                          QUARTER ENDED MARCH 31, 2004

                                                                          Page

COVER PAGE                                                                   1

TABLE OF CONTENTS                                                            2

PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements

            Condensed Consolidated Balance Sheet                             3

            Condensed Consolidated Statement of Operations                   4

            Condensed Consolidated Statement of Cash Flows                   5

            Notes to Condensed Consolidated Financial Statements             6

ITEM 2.   Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                          14

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk        20

ITEM 4.   Controls and Procedures                                           20

PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings                                                 21

ITEM 2.   Changes in Securities, Use of Proceeds and Issuer Purchases
            of Equity Securities                                            21

ITEM 3.   Defaults Upon Senior Securities                                   21

ITEM 4.   Submission of Matters to a Vote of Security Holders               21

ITEM 5.   Other Information                                                 21

ITEM 6.   Exhibits and Reports on Form 8-K                                  21

SIGNATURES                                                                  22

EXHIBIT INDEX                                                               23

                 PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WILSON GREATBATCH TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET - Unaudited
(IN THOUSANDS)
----------------------------------------------------------------------

ASSETS                                             March 31, Dec. 31,
                                                     2004      2003
Current assets:
  Cash and cash equivalents                        $74,253  $119,486
  Short-term investments                             7,649    11,559
  Accounts receivable, net                          27,491    23,726
  Inventories                                       31,379    28,598
  Prepaid expenses and other current assets          3,426     3,591
  Refundable income taxes                              591       583
  Deferred income taxes                              3,163     3,163
  Asset available for sale                           3,600     3,658
                                                  --------- ---------
          Total current assets                     151,552   194,364

Property, plant, and equipment, net                 68,129    63,735
Intangible assets, net                              67,161    51,441
Goodwill                                           156,664   119,521
Deferred income taxes                                2,896     2,896
Other assets                                         6,332     6,286
                                                  --------- ---------
Total assets                                      $452,734  $438,243
                                                  ========= =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                  $5,541    $4,091
  Accrued expenses and other current liabilities    14,212    18,968
  Current portion of long-term debt                    612       850
                                                  --------- ---------
           Total current liabilities                20,365    23,909

Long-term debt, net of current portion                 879       928
Convertible subordinated notes                     170,000   170,000
Deferred income taxes                               15,246     7,251
Other long-term liabilities                            815       815
                                                  --------- ---------
           Total liabilities                       207,305   202,903
                                                  --------- ---------

Stockholders' equity:
  Preferred stock                                        -         -
  Common stock                                          21        21
  Additional paid-in capital                       211,092   207,969
  Deferred stock-based compensation                 (1,017)   (1,185)
  Treasury stock, at cost                                -      (179)
  Retained earnings                                 35,333    28,714
                                                  --------- ---------
           Total stockholders' equity              245,429   235,340
                                                  --------- ---------
Total liabilities and stockholders' equity        $452,734  $438,243
                                                  ========= =========

The accompanying notes are an integral part of these condensed consolidated financial statements

WILSON GREATBATCH TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS - Unaudited
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
----------------------------------------------------------------------

                                                     Three months ended
                                                          March 31,
                                                        2004     2003

Sales                                                $55,525  $54,857
Cost of sales                                         32,350   32,044
                                                     -------- --------
        Gross profit                                  23,175   22,813
Selling, general and administrative expenses           6,925    7,691
Research, development and engineering costs, net       4,881    4,560
Amortization of intangible assets                        775      815
Other operating expense, net                             221       70
                                                     -------- --------
     Operating income                                 10,373    9,677
Interest expense                                       1,160      931
Interest income                                         (313)      (9)
Other expense (income), net                                2      (58)
                                                     -------- --------
     Income before income taxes                        9,524    8,813
Provision for income taxes                             2,905    2,776
                                                     -------- --------
     Net income                                       $6,619   $6,037
                                                     ======== ========

Earnings per share:
     Basic                                             $0.31    $0.29
     Diluted                                           $0.31    $0.28

Weighted average shares outstanding:
     Basic                                            21,281   21,070
     Diluted                                          21,692   21,354


The accompanying notes are an integral part of these condensed consolidated financial statements

WILSON GREATBATCH TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS - Unaudited
(IN THOUSANDS)
----------------------------------------------------------------------

                                                    Three months ended
                                                         March 31,
                                                       2004    2003
Cash flows from operating activities:
  Net income                                          $6,619  $6,037
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                    3,362   3,419
      Stock-based compensation                           881       -
      Loss on disposal of assets                         221      70
  Changes in operating assets and liabilities:
    Accounts receivable                               (3,765) (7,459)
    Inventories                                       (2,781)  2,191
    Prepaid expenses and other current assets            210   2,052
    Accounts payable                                   1,333    (974)
    Accrued expenses and other current liabilities    (3,837)   (622)
    Income taxes                                         332     311
                                                     -------- -------
             Net cash provided by operating
              activities                               2,575   5,025
                                                     -------- -------

Cash flows from investing activities:
  Sale of short-term investments                       3,910       -
  Acquisition of property, plant and equipment        (6,615) (2,100)
  Proceeds from sale of assets                             9       2
  Increase in other assets                               (68)    (10)
  Acquisition of subsidiary, net                     (45,445)      -
                                                     -------- -------
             Net cash used in investing activities   (48,209) (2,108)
                                                     -------- -------

Cash flows from financing activities:
  Principal payments of long-term debt                     -  (5,500)
  Principal payments of capital lease obligations       (286)      -
  Issuance of common stock                               508       -
  Issuance of treasury stock                             179     178
                                                     -------- -------
           Net cash provided by (used in) financing
            activities                                   401  (5,322)
                                                     -------- -------
Net decrease in cash and cash equivalents            (45,233) (2,405)
Cash and cash equivalents, beginning of year         119,486   4,608
                                                     -------- -------
Cash and cash equivalents, end of period             $74,253  $2,203
                                                     ======== =======

The accompanying notes are an integral part of these condensed consolidated financial statements

WILSON GREATBATCH TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited
--------------------------------------------------------------------------------


1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of Wilson Greatbatch Technologies, Inc. (the "Company") for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from these estimates. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 2, 2004.

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

2.   ACQUISITION

     During March 2004, the Company completed the following acquisition:

          -- NanoGram Devices Corporation (NDC), a materials research and development company focused on developing nanoscale materials for implantable medical devices. NDC was acquired to further broaden our battery product line offering. NDC utilizes nanomaterials synthesis technology in the development of battery and medical device applications.

     The acquisition was accounted for using the purchase method of accounting and accordingly, the results of the operations of NDC has been included in the consolidated financial statements from the date of acquisition.

     Acquisition information (in thousands):

                                                               NDC
                                                            ----------

Acquisition date                                             March 16,
                                                               2004

Purchase price:
   Cash paid                                                  $45,000
   Transaction costs                                              445
                                                            ----------
       Total purchase price                                   $45,445
                                                            ==========

Purchase price allocation:
   Property and equipment                                        $717
   Other assets/(liabilities)                                  (6,695)
   Intangible assets (amortizing over 13 years)                16,500
   Goodwill                                                    34,923
                                                            ----------
       Total purchase price                                   $45,445
                                                            ==========


     The above preliminary purchase price allocation has not been finalized, and any required adjustments will be recorded as necessary.

     The following pro forma information presents the Company's consolidated results of operations for 2004 and 2003 as if the acquisition had been consummated at January 3, 2003. The pro forma consolidated results of operations include certain pro forma adjustments, including the amortization of intangible assets and interest on a term loan.


                                                         March 31,
In thousands except per share amounts:                 2004     2003

Revenues                                             $55,525  $54,857
Net income                                            $5,542   $5,116
Net income per diluted share:                          $0.26    $0.24



     The proforma results are not necessarily indicative of those that would have actually occurred had the acquisitions taken place at the beginning of the periods presented.

3.   STOCK-BASED COMPENSATION

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

                                                      Three months ended
                                                          March 31,
                                                       2004      2003

 Risk-free interest rate                               3.07%     2.89%
 Expected volatility                                     50%       55%
 Expected life (in years)                                 5         5
 Expected dividend yield                                  0%        0%



     The Company's net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each year is as follows (in thousands except per share data):

                                                    Three months ended
                                                         March 31,
                                                      2004       2003

 Net income as reported                             $6,619     $6,037
 Stock-based employee compensation cost included
  in net income as reported, net of related tax
  effects                                             $612         $-
 Stock-based employee compensation cost
  determined using the fair value based method,
  net of related tax effects                        $1,154       $385
 Pro forma net income                               $6,077     $5,652

 Earnings per share:
     Basic - as reported                             $0.31      $0.29
     Basic - pro forma                               $0.29      $0.27

     Diluted - as reported                           $0.31      $0.28
     Diluted - pro forma                             $0.28      $0.26


4.       SUPPLEMENTAL CASH FLOW INFORMATION

                                                      Three months ended
                                                          March 31,
                                                        2004    2003

Noncash investing and financing activities
(in thousands):
  Common stock contributed to ESOP                     $2,723  $3,668

5.   SHORT-TERM INVESTMENTS

     Short-term investments at March 31, 2004 consist of investments acquired with maturities that exceed three months and are less than one year at the time of acquisition.

     Held-to-maturity securities comprised the following (in thousands):


                                         As of March 31, 2004

                              Cost      Gross       Gross     Estimated
                                      unrealized  Unrealized   Fair
                                        gains       losses     Value

Municipal Bonds              $7,649          $-         $(7)  $7,642
                            -------- ----------- ----------- --------
Short-term investments       $7,649          $-         $(7)  $7,642
                            ======== =========== =========== ========

The municipal bonds have maturity dates ranging from April 2004 to July 2004.

                                        As of December 31, 2003

                              Cost     Gross       Gross     Estimated
                                      unrealized  Unrealized   Fair
                                        gains       losses     Value
Municipal Bonds             $11,559          $-         $(1) $11,558
                            -------- ----------- ----------- --------
Short-term investments      $11,559          $-         $(1) $11,558
                            ======== =========== =========== ========


6.   INVENTORIES

     Inventories comprised the following (in thousands):

                                                    March 31, Dec. 31,
                                                       2004     2003

Raw materials                                        $12,074  $11,688
Work-in-process                                       11,142   10,421
Finished goods                                         8,163    6,489
                                                     -------- --------
Total                                                $31,379  $28,598
                                                     ======== ========

7.   INTANGIBLE ASSETS

     Intangible assets comprised the following (in thousands):

                                              As of March 31, 2004

                                        Gross     Accumulated   Net
                                        carrying  Amortization  Carrying
                                        amount                  Amount
Amortizing intangible assets:
   Patented technology                  $21,462       $(8,937) $12,525
   Unpatented technology                 30,886        (4,857)  26,029
   Other                                  1,340          (918)     422
                                       --------- ------------- --------
                                         53,688       (14,712)  38,976
Unamortizing intangible assets:
   Trademark and names                   31,420        (3,235)  28,185
                                       --------- ------------- --------
Total intangible assets                 $85,108      $(17,947) $67,161
                                       ========= ============= ========

Aggregate amortization expense for first quarter 2004 and 2003 was $781,000 and $819,000 respectively.

Estimated amortization expense for the remainder of 2003 and for the years subsequent to 2004 are as follows:

                     Remainder of 2004    3,202
                                  2005    3,801
                                  2006    3,772
                                  2007    3,754
                                  2008    3,754
                                  2009    3,208

8.   EARNINGS PER SHARE

     The following table reflects the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                          Three months
                                                             ended
                                                            March 31,
                                                          2004    2003
                                                         ------- -------
Earnings per share - basic
-------------------------------------------------------
    Earnings available to common shareholders            $6,619  $6,037
    Weighted average shares outstanding                  21,281  21,070
    Earnings per share - basic                            $0.31   $0.29

Earnings per share - diluted
-------------------------------------------------------
    Earnings available to common shareholders            $6,619  $6,037
    Weighted average shares outstanding                  21,281  21,070
    Dilutive impact of options outstanding & unvested
     restricted stock                                       411     284
                                                         ------- -------
    Weighted average shares and potential dilutive
     shares outstanding                                  21,692  21,354
    Earnings per share - diluted                          $0.31   $0.28



9.   COMPREHENSIVE INCOME

     For all periods presented, the Company's only component of comprehensive income is its net income.

10.  COMMITMENTS AND CONTINGENCIES

     The Company is a party to various legal actions arising in the normal course of business. The Company does not believe that the ultimate resolution of any such pending activities will have a material adverse effect on its consolidated results of operations, financial position, or cash flows.

     Product Warranties - The change in aggregate product warranty liability for the quarter ended March 31, 2004, is as follows (dollars in thousands):

Beginning balance                                                $313
Additions to warranty reserve                                      27
Warranty claims paid                                              (27)
                                                                 -----
Ending balance                                                   $313
                                                                 =====


11.  BUSINESS SEGMENT INFORMATION

     The Company operates its business in two reportable segments: Implantable Medical Components ("IMC") and Electrochem Power Solutions ("EPS"). The IMC segment designs and manufactures batteries for devices in the cardiac rhythm management ("CRM") industry including implantable cardioverter defibrillators ("ICDs"), pacemakers, cardiac resynchronization therapy ("CRT") and other medical devices; and capacitors for ICDs, filtered feedthroughs, engineered components and enclosures used in implantable medical devices ("IMDs"). The EPS segment designs and manufactures high performance batteries and battery packs for use in oil and gas exploration, oceanographic equipment, and aerospace.

     During 2003, the Company's IMC segment included multiple business units that were aggregated because they share similar economic characteristics and similarities in the areas of products, production processes, types of customers, methods of distribution and regulatory environment. The reportable segments were separately managed, and their performance was evaluated based on numerous factors, including income from operations. Effective January 1, 2004, the Company completed an internal reorganization consolidating three business units into one business unit within the IMC segment.

     The Company defines segment income from operations as gross profit less costs and expenses attributable to segment specific selling, general and administrative, research, development and engineering expenses, intangible amortization and other operating expenses. Segment income also includes a portion of non-segment specific selling, general and administrative, and research, development and engineering expenses based on allocations appropriate to the expense categories. The remaining unallocated operating expenses along with other income and expense are not allocated to reportable segments. Transactions between the two segments are not significant. The accounting policies of the segments are the same as those described and referenced in Note 1.

     An analysis and reconciliation of the Company's business segment information to the respective information in the condensed consolidated financial statements is as follows (dollars in thousands):

                                                    Three months ended
                                                         March 31,
Sales:                                                 2004     2003
   IMC
     ICD batteries                                    $9,420  $10,760
     Pacemaker and other batteries                     5,689    6,420
     ICD Capacitors                                    8,408    7,148
     Feedthroughs                                     13,755   11,173
     Enclosures                                        5,397    6,934
     Other                                             5,609    5,593
                                                     -------- --------
  Total IMC                                           48,278   48,028
  EPS                                                  7,247    6,829
                                                     -------- --------
  Total sales                                        $55,525  $54,857
                                                     ======== ========

Segment income from operations:
  IMC                                                $10,822  $11,326
  EPS                                                  2,295      588
                                                     -------- --------
  Total segment income from operations                13,117   11,914
  Unallocated operating expenses                      (2,744)  (2,237)
                                                     -------- --------
  Operating income as reported                        10,373    9,677
  Unallocated other income and expense                  (849)    (864)
                                                     -------- --------
  Income before income taxes as reported              $9,524   $8,813
                                                     ======== ========

     The changes in the carrying amount of goodwill are as follows (amounts in thousands):

                                               IMC      EPS     Total

Balance at December 31, 2003                $116,955  $2,566  $119,521
Goodwill recorded during the year             37,143       -    37,143
                                            --------- ------- ---------
Balance at March 31, 2004                   $154,098  $2,566  $156,664
                                            ========= ======= =========

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

The commentary that follows should be read in conjunction with our consolidated financial statements and related notes and with the Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K for the fiscal year ended December 31, 2003.

Application of Critical Accounting Estimates


Our unaudited consolidated financial statements are based on the selection of accounting policies and the application of significant accounting estimates, some of which require management to make significant assumptions. We believe that some of the more critical estimates and related assumptions that affect our financial condition and results of operations are in the areas of inventories, goodwill and other indefinite lived intangible assets, long-lived assets and income taxes.

During the three months ended March 31, 2004, we did not change or adopt new accounting policies that had a material effect on our consolidated financial condition and results of operations.

Overview

During first quarter 2004, there were many accomplishments that should further strengthen our position in the marketplace for the balance of the year and beyond.

     -- We signed a development agreement with our fourth wet tantalum capacitor customer and have commenced product development. Four of the five worldwide cardiac rhythm management ("CRM") device manufacturers have now adopted our capacitor technology.

     -- We signed a QHR (formerly referred to as Quasar) high rate battery product development agreement with a major CRM customer. This is the second major CRM customer to adopt this next generation battery technology.

     -- We remain on schedule to deliver qualified QHR cells by the end of the year.

     -- We completed the acquisition of NDC allowing us to further broaden our battery product line.

     -- We improved our operating leverage as evidenced by the increase in our operating margins to 18.7% in the first quarter of 2004 up from 17.7% at the end of 2003.

     -- We achieved our first Oracle implementation milestone by completing the implementation for our EPS business unit. We remain on schedule to complete the phase one enterprise-wide implementation by the end of 2004.

Results of Operation and Financial Condition

                                        Three months
                                           ended
                                          March 31,
In thousands, except per share data     2004    2003 $Change % Change
----------------------------------------------------------------------
IMC
     ICD batteries                    $9,420 $10,760 $(1,340)     -12%
     Pacemaker and other batteries     5,689   6,420    (731)     -11%
     ICD Capacitors                    8,408   7,148   1,260       18%
     Feedthroughs                     13,755  11,173   2,582       23%
     Enclosures                        5,397   6,934  (1,537)     -22%
     Other                             5,609   5,593      16        0%
                                      --------------------------------
Total IMC                             48,278  48,028     250        1%
EPS                                    7,247   6,829     418        6%
                                      --------------------------------
Total sales                           55,525  54,857     668        1%
Cost of sales                         32,350  32,044     306        1%
                                      --------------------------------
Gross profit                          23,175  22,813     362        2%
Gross margin                            41.7%   41.6%
Selling, general, and administrative
 expenses (SG&A)                       6,925   7,691    (766)     -10%
SG&A as a % of sales                    12.5%   14.0%
Research, development and engineering
 costs, net (RD&E)                     4,881   4,560     321        7%
RD&E as a % of sales                     8.8%    8.3%
Intangible amortization                  775     815     (40)      -5%
Other operating expense                  221      70     151      216%
                                      --------------------------------
Operating income                      10,373   9,677     696        7%
Operating margin                        18.7%   17.6%
Interest expense                       1,160     931     229       25%
Interest income                         (313)     (9)   (304)    3378%
Other expense (income), net                2     (58)     60     -103%
Provision for income taxes             2,905   2,776     129        5%
Effective tax rate                      30.5%   31.5%
                                      --------------------------------
Net income                            $6,619  $6,037    $582       10%
                                      ================================
Net margin                              11.9%   11.0%
Diluted earnings per share             $0.31   $0.28   $0.03       11%

Sales

IMC. The slight sales growth for IMC was led by sales of filtered feedthroughs. Overall volume and mix more than offset a 3% price decrease. In addition, ICD capacitor and coated component sales increased considerably over last year. The sales increases over the prior year were tempered by decreased medical battery sales in the quarter. Lower demand by certain of our CRM customers combined with lower selling prices for both ICD and pacemaker batteries contributed to the decline. Also affected by lower demand at certain CRM customers, medical enclosure revenues declined from first quarter 2003. Selling price was not a contributor to this decline.

EPS. The sales growth for EPS was the result of higher demand for products used in domestic oceanographic applications and an increase in specialty batteries for certain international customers.

Gross profit

Gross margin remained relatively flat compared to the first quarter of 2003. IMC gross margin declined due to lower sales volumes for batteries and enclosures combined with a sales mix that favored lower margin filtered feedthroughs and coated components. The increase in gross margin is primarily due to cost reductions for EPS resulting from the consolidation of the EPS plants that was completed in 2003.

SG&A expenses

Expenses declined compared to last year in absolute dollars, and as a percent of sales due the implementation of cost controls, the timing of certain expenditures and the elimination of certain general management positions resulting from an internal reorganization from four business units to two.

RD&E expenses

Expenses increased compared to last year in absolute dollars, and as a percent of sales due to the addition of one month of development costs from NDC, our newly acquired materials research laboratory. We expect the expense level for RD&E to increase for the balance of 2004 as the new laboratory is fully integrated. The additional expense is estimated at between $6.0 million and $7.0 million.

Amortization expense

The decrease in intangible amortization reflects the impact of the sale in June 2003 of certain intangible assets of the ceramic capacitor product line that was part of the Sierra-KD components.

Other operating expense

The increase is primarily attributable to dispositions of property, plant and equipment in the first quarter of 2004.

Interest expense and interest income

Interest expense increased as the interest-bearing debt as a percentage of total capitalization increased from 27% in first quarter 2003 to 41% in the first quarter of 2004. This increase in debt is the result of the issuance of the convertible subordinated notes in second quarter 2003. Interest income increased as the issuance of the notes provided additional funds that are being invested on a short-term basis.

Provision for income taxes

Our effective tax rate declined primarily as a result of increased research and development credits, as well as the benefits of federal and state tax planning strategies.

Liquidity and Capital Resources

Our principal source of short-term liquidity is our working capital of $131.1 million at March 31, 2004 combined with our unused $20 million credit line with our lending syndicate. At March 31, 2004 our current ratio was 7.4:1, down from 8.1:1 at December 31, 2003. We do not consider this decline to be significant as $45.5 million of cash was utilized during the quarter to fund the acquisition of NDC and our liquidity remains strong.

The Company regularly engages in discussions relating to potential acquisitions and may announce an acquisition transaction at any time.

At March 31, 2004, our capital structure consisted primarily of $170.0 million of convertible subordinated notes and our 21.3 million shares of common stock outstanding. We have in excess of $81.0 million in cash, cash equivalents and short-term investments and are in a position to facilitate future acquisitions if necessary. We are also authorized to issue 100 million shares of common stock and 100 million shares of preferred stock. The market value of our outstanding common stock since our IPO has exceeded our book value and the average daily trading volume of our common stock has also increased; accordingly, we believe that if needed we can access public markets to sell additional common or preferred stock assuming conditions are appropriate.

Capital spending of $7.0 million in the first quarter of 2004 is significantly higher than historical expenditure levels. The majority of the current year spending was for the build-out of our new medical battery plant and the continuation of the ERP implementation. In comparison, we spent $2.1 million in the first quarter of 2003, which was primarily for maintenance capital expenditures. In 2003, we significantly enhanced our balance sheet through improved cash flow from operations and through the convertible note financing we completed in May. This improved capital structure allows us to support our internal growth and provides liquidity for corporate development initiatives. We anticipate that in 2004 we will continue to incur additional capital costs related to the battery plant and the ERP project.

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

Impact of Recently Issued Accounting Standards

None.

Forward-Looking Statements

Some of the statements contained in this Quarterly Report on Form 10-Q and other written and oral statements made from time to time by us and our representatives, are not statements of historical or current fact. As such, they are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations, which are subject to known and unknown risks, uncertainties and assumptions. They include statements relating to:

     --   future sales, expenses and profitability;

     -- the future development and expected growth of our business and the implantable medical device industry;

     -- our ability to successfully execute our business model and our business strategy;

     -- our ability to identify trends within the for implantable medical devices, medical components, and commercial power sources industries and to offer products and services that meet the changing needs of those markets;

     --   projected capital expenditures; and

     --   trends in government regulation.

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

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk.

Under our existing line of credit any borrowings bear interest at fluctuating market rates. At March 31, 2004, we did not have any borrowings outstanding under our line of credit and thus no interest rate sensitive financial instruments.

ITEM 4.  Controls and Procedures.

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

PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings.

None.

ITEM 2. Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
None.

ITEM 3.   Defaults Upon Senior Securities.

None.

ITEM 4.   Submission of Matters to a Vote of Security Holders.

None.

ITEM 5.  Other Information.

None.

ITEM 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

         See the Exhibit Index for a list of those exhibits filed herewith.

(b)      Reports on Form 8-K

         On February 10, 2004, the Company filed a Current Report on Form 8-K containing information pursuant to Item 12 ("Results of Operations and Financial Condition") relating to the announcement of earnings for the fiscal quarter and full year ended January 2, 2004.

         On March 16, 2004, the Company filed a Current Report on Form 8-K containing information pursuant to Item 2 ("Acquisition or Disposition of Assets") relating to the announcement of the acquisition of NanoGram Devices Corporation ("NDC") on March 16, 2004.

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 11, 2004                WILSON GREATBATCH TECHNOLOGIES, INC.

                                    By /s/ Edward F. Voboril
                                       -----------------------------------------
                                       Edward F. Voboril
                                       Chairman of the Board, President and
                                       Chief Executive Officer
                                       (Principal Executive Officer)


                                    By /s/ Lawrence P. Reinhold
                                       -----------------------------------------
                                       Lawrence P. Reinhold
                                       Executive Vice President and
                                       Chief Financial Officer
                                       (Principal Financial Officer)


                                    By  /s/ Thomas J. Mazza
                                       -----------------------------------------
                                       Thomas J. Mazza
                                       Vice President and Controller
                                       (Principal Accounting Officer)

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

3.2            Amended and Restated Bylaws (incorporated by reference to Exhibit
               3.2 to our quarterly report on Form 10-Q ended March 29, 2002).

10.1 Agreement and Plan of Merger dated as of March 16, 2004 by and among NanoGram Devices Corporation, Wilson Greatbatch Technologies, Inc. and Pluto Acquisition Corporation.

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002.