Form 10-Q
period 2004-07-02
WILSON GREATBATCH TECHNOLOGIES INC
filed 2004-08-11
CIK 1114483

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the Quarter ended July 2, 2004



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

The number of shares outstanding of the Company's common stock, $.001 par value per share, as of August 6, 2004 was: 21,381,859 shares

                      WILSON GREATBATCH TECHNOLOGIES, INC.
                         TABLE OF CONTENTS FOR FORM 10-Q
                           QUARTER ENDED JUNE 30, 2004

                                                                                                           Page
                                                                                                           ----
COVER PAGE                                                                                                   1
----------
TABLE OF CONTENTS                                                                                            2

PART I - FINANCIAL INFORMATION (unaudited)

ITEM 1.   Financial Statements

          Condensed Consolidated Balance Sheet                                                               3

          Condensed Consolidated Statement of Operations                                                     4

          Condensed Consolidated Statement of Cash Flows                                                     5

          Notes to Condensed Consolidated Financial Statements                                               6

ITEM 2.   Management's Discussion and Analysis of Financial Condition and                                   15
             Results of Operations

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk                                        23

ITEM 4.   Controls and Procedures                                                                           23

PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings                                                                                 24

ITEM 2.   Changes in Securities, Use of Proceeds and Issuer Purchases of Equity   Securities                24

ITEM 3.   Defaults Upon Senior Securities                                                                   24

ITEM 4.   Submission of Matters to a Vote of Security Holders                                               24

ITEM 5.   Other Information                                                                                 24

ITEM 6.   Exhibits and Reports on Form 8-K                                                                  25

SIGNATURES                                                                                                  26

EXHIBIT INDEX                                                                                               27

WILSON GREATBATCH TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET - Unaudited
(IN THOUSANDS)
--------------------------------------------------------------------------------
ASSETS                                                   JUNE 30,   DECEMBER 31,
                                                           2004          2003
                                                        ---------    -----------
Current assets:
  Cash and cash equivalents                             $  79,851     $ 119,486
  Short-term investments                                    3,070        11,559
  Accounts receivable, net                                 29,354        23,726
  Inventories                                              32,989        28,598
  Prepaid expenses and other current assets                 2,474         3,591
  Refundable income taxes                                     575           583
  Deferred income taxes                                     3,163         3,163
  Asset available for sale                                  3,600         3,658
                                                        ---------     ---------
          Total current assets                            155,076       194,364

Property, plant, and equipment, net                        74,994        63,735
Intangible assets, net                                     66,079        51,441
Goodwill                                                  156,825       119,521
Deferred income taxes                                       2,896         2,896
Other assets                                                6,000         6,286
                                                        ---------     ---------
Total assets                                            $ 461,870     $ 438,243
                                                        =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                      $   5,641     $   4,091
  Accrued expenses and other current liabilities           13,491        18,968
  Current portion of long-term debt                         1,182           850
                                                        ---------     ---------
           Total current liabilities                       20,314        23,909

Long-term debt, net of current portion                        939           928
Convertible subordinated notes                            170,000       170,000
Deferred income taxes                                      18,786         7,251
Other long-term liabilities                                   815           815
                                                        ---------     ---------
           Total liabilities                              210,854       202,903
                                                        ---------     ---------
Stockholders' equity:
  Preferred stock                                            --            --
  Common stock                                                 21            21
  Additional paid-in capital                              211,778       207,969
  Deferred stock-based compensation                          (849)       (1,185)
  Treasury stock, at cost                                    --            (179)
  Retained earnings                                        40,066        28,714
                                                        ---------     ---------
           Total stockholders' equity                     251,016       235,340
                                                        ---------     ---------
Total liabilities and stockholders' equity              $ 461,870     $ 438,243
                                                        =========     =========



The accompanying notes are an integral part of these condensed consolidated financial statements

WILSON GREATBATCH TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS - Unaudited
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                         THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                JUNE 30,                        JUNE 30,
                                                       ------------------------        --------------------------
                                                         2004            2003             2004             2003
                                                       --------        --------        ---------        ---------
Sales                                                  $ 52,942        $ 55,802        $ 108,467        $ 110,659
Cost of sales                                            29,124          32,585           61,474           64,629
                                                       --------        --------        ---------        ---------
       Gross profit                                      23,818          23,217           46,993           46,030
Selling, general and administrative expenses              6,389           8,146           13,314           15,837
Research, development and engineering costs, net          5,688           4,635           10,569            9,195
Amortization of intangible assets                         1,076             813            1,851            1,628
Other operating expense, net                              2,957              77            3,178              147
                                                       --------        --------        ---------        ---------
     Operating income                                     7,708           9,546           18,081           19,223
Interest expense                                          1,144             867            2,304            1,798
Interest income                                            (245)           (122)            (558)            (131)
Early extinguishment of debt                               --             1,603             --              1,603
Other income, net                                            (2)            (30)            --                (88)
                                                       --------        --------        ---------        ---------
     Income before provision for income taxes             6,811           7,228           16,335           16,041
Provision for income taxes                                2,078           2,276            4,983            5,052
                                                       --------        --------        ---------        ---------
     Net income                                        $  4,733        $  4,952        $  11,352        $  10,989
                                                       ========        ========        =========        =========
Earnings per share:
     Basic                                             $   0.22        $   0.23        $    0.53        $    0.52
     Diluted                                           $   0.22        $   0.23        $    0.53        $    0.51

Weighted average shares outstanding:
     Basic                                               21,366          21,159           21,323           21,114
     Diluted                                             21,496          21,535           21,562           21,416


The accompanying notes are an integral part of these condensed consolidated financial statements

WILSON GREATBATCH TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS - Unaudited
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                 SIX MONTHS ENDED
                                                                     JUNE 30,
                                                                2004             2003
                                                             ---------        ---------
Cash flows from operating activities:
  Net income                                                 $  11,352        $  10,989
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                              7,253            6,817
      Stock-based compensation                                   1,511            1,095
      Early extinguishment of debt                                --              1,487
      Deferred income taxes                                      3,540             (468)
      Loss on disposal of assets                                   115              425
  Changes in operating assets and liabilities:
    Accounts receivable                                         (5,628)          (7,415)
    Inventories                                                 (4,391)           1,772
    Prepaid expenses and other current assets                    1,164            2,490
    Accounts payable                                             1,433           (1,730)
    Accrued expenses and other current liabilities              (2,915)           3,808
    Income taxes                                                (1,502)             504
                                                             ---------        ---------
             Net cash provided by operating activities          11,932           19,774
                                                             ---------        ---------
Cash flows from investing activities:
  Sale (purchase) of short-term investments                      8,489           (2,991)
  Acquisition of property, plant and equipment                 (15,183)          (5,116)
  Proceeds from sale of assets                                      64            2,302
  Decrease in other assets                                          37              107
  Acquisition of subsidiary, net                               (45,604)            --
                                                             ---------        ---------
             Net cash used in investing activities             (52,197)          (5,698)
                                                             ---------        ---------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt                        --            170,000
  Principal payments of long-term debt                            (663)         (85,000)
  Payment of debt issue costs                                     --             (4,540)
  Issuance of common stock                                       1,114              330
  Issuance of treasury stock                                       179             --
                                                             ---------        ---------
           Net cash provided by financing activities               630           80,790
                                                             ---------        ---------
Net (decrease) increase in cash and cash equivalents           (39,635)          94,866
Cash and cash equivalents, beginning of year                   119,486            4,608
                                                             ---------        ---------
Cash and cash equivalents, end of period                     $  79,851        $  99,474
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

     Certain reclassifications were made to the prior years' financial statements to conform with the current year presentation. None of the reclassifications affected net income or stockholders' equity.

     The Company utilizes a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31st. For 52-week years, each quarter contains 13 weeks. For clarity of presentation, the Company describes all periods as if each quarter end is March 31st, June 30th and September 30th and as if the year-end is December 31st. The second quarter of 2004 and 2003 each contained 13 weeks. The six months ended June 30, 2004 and 2003 each contained 26 weeks.

2. ACQUISITION

     During March 2004, the Company completed the following acquisition:

     o    NanoGram  Devices   Corporation   (NDC),  a  materials   research  and
          development company focused on developing nanoscale materials for implantable medical devices. NDC was acquired to further broaden our materials science expertise. NDC utilizes nanomaterials synthesis technology in the development of battery and medical device applications.

     The acquisition was accounted for using the purchase method of accounting and accordingly, the results of the operations of NDC have been included in the consolidated financial statements from the date of acquisition.

     Acquisition information (in thousands):



     Acquisition date                                   March 16, 2004
                                                        --------------
     Purchase price:
        Cash paid                                          $ 45,000
        Transaction costs                                       604
                                                           --------
           Total purchase price                            $ 45,604
                                                           ========
     Purchase price allocation:
        Property and equipment                             $    717
        Other assets/(liabilities)                           (6,695)
        Intangible assets (amortizing over 13 years)         16,500
        Goodwill                                             35,082
                                                           --------
            Total purchase price                           $ 45,604
                                                           ========

     The above preliminary purchase price allocation has not been finalized, and any required adjustments will be recorded as necessary.

     The following pro forma information presents the Company's consolidated results of operations for 2004 and 2003 as if the acquisition had been consummated at January 1, 2003. The pro forma consolidated results of operations include certain pro forma adjustments, including the amortization of intangible assets and interest on a term loan.

                                                       SIX MONTHS ENDED
                                                            JUNE 30,
                                                   ------------------------
     In thousands except per share amounts:            2004           2003
                                                    ---------      ---------
     Sales                                           $108,467       $110,659
     Net income                                      $ 10,276       $  9,009
     Net income per diluted share:                   $   0.48       $   0.42




     The pro forma results are not necessarily indicative of those that would have actually occurred had the acquisition taken place at the beginning of the periods presented.

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

                                  THREE MONTHS ENDED  SIX MONTHS ENDED
                                       JUNE 30,           JUNE 30,
                                  -----------------  -----------------
                                     2004      2003     2004      2003
                                    -----     -----    -----     -----
     Risk-free interest rate        3.93%     2.60%     3.80%     2.45%
     Expected volatility              50%       55%       50%       55%
     Expected life (in years)          5         5         5         5
     Expected dividend yield           0%        0%        0%        0%


     The Company's net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each year is as follows (in thousands except per share data):


                                                            THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                JUNE 30,                       JUNE 30,
                                                        ---------------------------     ---------------------------
                                                             2004            2003            2004             2003
                                                         -----------     ----------      ----------       ----------
     Net income as reported                               $    4,733      $    4,952      $   11,352       $   10,989

     Stock-based employee compensation cost
      included in net income as reported, net
      of related tax effects                              $      438      $      406      $    1,050       $      750

     Stock-based employee compensation cost
      determined using the fair value based method,
      net of related tax effects                          $      968      $      676      $    2,104       $    1,438

     Pro forma net income                                 $    4,203      $    4,682      $   10,298       $   10,301

     Earnings per share:
         Basic - as reported                              $     0.22      $     0.23      $     0.53       $     0.52
         Basic - pro forma                                $     0.20      $     0.22      $     0.48       $     0.49

         Diluted - as reported                            $     0.22      $     0.23      $     0.53       $     0.51
         Diluted - pro forma                              $     0.20      $     0.22      $     0.48       $     0.48

4. SUPPLEMENTAL CASH FLOW INFORMATION

                                                                      SIX MONTHS ENDED
                                                                           JUNE 30,
                                                                    ---------------------
                                                                    2004          2003
                                                                   -------       -------
     Noncash investing and financing activities (in thousands):
       Acquisition of property utilizing capital leases             $ 1,007       $ 1,445
       Common stock contributed to ESOP                               2,723         3,668




5. SHORT-TERM INVESTMENTS

     Short-term investments at June 30, 2004 consist of investments acquired with maturities that exceed three months and are less than one year at the time of acquisition.

     Held-to-maturity securities comprised the following (in thousands):



                                            AS OF JUNE 30, 2004
                                  -----------------------------------------
                                              GROSS       GROSS    ESTIMATED
                                           UNREALIZED   UNREALIZED   FAIR
                                   COST       GAINS       LOSSES     VALUE
                                  ------     --------    -------    -------
     Municipal Bonds              $3,070       $ --      $   (2)    $3,068
                                  ------     --------    -------    -------
     Short-term investments       $3,070       $ --      $   (2)    $3,068
                                  ======     ========    =======    =======


     The municipal bonds have maturity dates ranging from July 2004 to January 2005.




                                             AS OF JUNE 30, 2004
                                    -----------------------------------------
                                              GROSS       GROSS    ESTIMATED
                                            UNREALIZED   UNREALIZED   FAIR
                                    COST       GAINS       LOSSES     VALUE
                                   ------     --------    -------    -------
     Municipal Bonds              $11,559       $--       $(1)       $11,558
                                   ------     --------    -------    -------
     Short-term investments       $11,559       $--       $(1)       $11,558
                                   ======     ========    =======    =======


6. INVENTORIES

     Inventories comprised the following (in thousands):


                                         JUNE 30,     DECEMBER 31,
                                           2004           2003
                                        --------      ------------
     Raw materials                       $ 11,250        $ 11,688
     Work-in-process                       12,006          10,421
     Finished goods                         9,733           6,489
                                        --------        ---------
     Total                               $ 32,989        $ 28,598
                                        ========        =========

7. INTANGIBLE ASSETS

     Intangible assets comprised the following (in thousands):


                                       GROSS                            NET
                                      CARRYING       ACCUMULATED      CARRYING
                                       AMOUNT        AMORTIZATION      AMOUNT
                                      --------      --------------     --------
     Amortizing intangible assets:
      Patented technology             $ 21,462        $ (9,337)       $12,125
      Unpatented technology             30,886          (5,413)        25,473
      Other                              1,340          (1,044)           296
                                        53,688         (15,794)        37,894
     Unamortizing intangible assets:
      Trademark and names               31,420          (3,235)        28,185
     Total intangible assets          $ 85,108        $(19,029)       $66,079



     Aggregate amortization expense for the second quarter 2004 and 2003 was $1,081 and $813 respectively. Aggregate amortization expense for the six months ended June 30, 2004 and 2003 was $1,862 and $1,632 respectively.


     Estimated amortization expense for the remainder of 2004 and for the years subsequent to 2004 are as follows:


                             Remainder of 2004                $ 2,161
                                          2005                  3,841
                                          2006                  3,812
                                          2007                  3,794
                                          2008                  3,794
                                          2009                  3,248

8. EARNINGS PER SHARE

     The following table reflects the calculation of basic and diluted earnings per share (in thousands, except per share amounts):


                                                                              THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                                   JUNE 30,                     JUNE 30,
                                                                             ---------------------       ----------------------
                                                                               2004          2003          2004           2003
                                                                             -------       -------       -------       ---------
     Earnings per share - basic
     Earnings available to common shareholders                                $ 4,733       $ 4,952       $11,352       $10,989
     Weighted average shares outstanding                                       21,366        21,159        21,323        21,114
     Earnings per share - basic                                               $  0.22       $  0.23       $  0.53       $  0.52

     Earnings per share - diluted
     Earnings available to common shareholders                                $ 4,733       $ 4,952       $11,352       $10,989
     Weighted average shares outstanding                                       21,366        21,159        21,323        21,114
     Dilutive impact of options outstanding & unvested restricted stock           130           376           239           302
                                                                              -------       -------       -------       -------
     Weighted average shares and potential dilutive shares outstanding         21,496        21,535        21,562        21,416
     Earnings per share - diluted                                             $  0.22       $  0.23       $  0.53       $  0.51


     Contingent convertible notes outstanding at June 30, 2004 were excluded from the computation of diluted earnings for the three and six months ended June 30, 2004 because the conditions required to convert the notes were not met. The notes were not convertible for the three and six month periods ended June 30, 2003, as conversion is only possible for any fiscal quarter commencing after July 4, 2003. See Note 13 for discussion of recent accounting standards impacting contingent convertible securities.

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

     Product Warranties - The change in aggregate product warranty liability for the quarter ended June 30, 2004, is as follows (in thousands):

Beginning balance at March 31, 2004               $ 313
Additions to warranty reserve                        96
Warranty claims paid                                (72)
                                                  -----
Ending balance at June 30, 2004                    $337
                                                  =====

     Lease Agreements - In second quarter 2004, the Company entered into an operating lease agreement for a 144,000 square foot manufacturing facility in Tijuana, Mexico. The lease has an initial term of ten years with two renewal options for an additional 5 years each. This facility is currently under construction and will initially house the Company's new value-added assembly operations. Lease payments will not commence until construction of the facility is substantially completed per the terms of the agreement. When payments commence, the annual lease expense (in thousands) is estimated to be $338 for the first year, $566 for the second year, with 3% annual increases thereafter for years three through ten.

11. BUSINESS SEGMENT INFORMATION

     The Company operates its business in two reportable segments: Implantable Medical Components ("IMC") and Electrochem Power Solutions ("EPS"). The IMC segment designs and manufactures critical components used in implantable medical devices. The principal components are batteries, capacitors, filtered feedthroughs, enclosures and precision components. The principal medical devices are pacemakers, defibrillators and neurostimulators. The EPS segment designs and manufactures high performance batteries and battery packs including oil and gas exploration, oceanographic equipment, and aerospace.

     During 2003, the Company's IMC segment included multiple business units that were aggregated because they share similar economic characteristics and similarities in the areas of products, production processes, types of customers, methods of distribution and regulatory environment. The reportable segments were separately managed, and their performance was evaluated based on numerous factors, including income from operations. Effective January 1, 2004, the Company completed an internal reorganization consolidating three business units into one business unit which comprises the IMC segment.

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

     An analysis and reconciliation of the Company's business segment information to the respective information in the condensed consolidated financial statements is as follows (in thousands):


                                                 THREE MONTHS ENDED                SIX MONTHS ENDED
                                                       JUNE 30,                         JUNE 30,
                                              -------------------------        --------------------------
SALES:                                           2004            2003             2004            2003
                                              ---------        --------        ---------        ---------
     IMC
     ICD batteries                             $ 10,119        $ 11,278        $  19,539        $  22,038
     Pacemaker and other batteries                5,361           7,022           11,050           13,442
     ICD Capacitors                               6,239           7,849           14,647           14,997
     Feedthroughs                                12,261          12,108           26,016           23,281
     Enclosures                                   5,142           6,310           10,539           13,244
     Other                                        7,077           4,454           12,686           10,048
                                               --------        --------        ---------        ---------
     Total IMC                                   46,199          49,021           94,477           97,050
     EPS                                          6,743           6,781           13,990           13,609
                                               --------        --------        ---------        ---------
     Total sales                               $ 52,942        $ 55,802        $ 108,467        $ 110,659
                                               ========        ========        =========        =========
     Segment income from operations:
     IMC                                          8,396          11,450           19,218           22,471
     EPS                                          1,608             911            3,903            1,499
                                               --------        --------        ---------        ---------
     Total segment income from operations        10,004          12,361           23,121           23,970
     Unallocated operating expenses              (2,296)         (2,815)          (5,040)          (4,747)
                                               --------        --------        ---------        ---------
     Operating income as reported                 7,708           9,546           18,081           19,223
     Unallocated other income and expense          (897)         (2,318)          (1,746)          (3,182)
                                               --------        --------        ---------        ---------
     Income before income taxes as reported       6,811           7,228           16,335           16,041
                                               ========        ========        =========        =========


     The changes in the carrying amount of goodwill are as follows (amounts in thousands):



                                              IMC           EPS           TOTAL
                                            --------       ------       --------
     Balance at January 1, 2004              $116,955       $2,566       $119,521
     Goodwill recorded during the year         37,304         --           37,304
                                             --------       ------       --------
     Balance at June 30, 2004                $154,259       $2,566       $156,825
                                             ========       ======       ========


12. OTHER OPERATING EXPENSE

     During second quarter 2004, there were two non-recurring charges included in other operating expense in the Company's Condensed Consolidated Statement of Operations.

     Patent acquisition. The Company recorded a $2.0 million pre-tax charge associated with the acquisition of certain patents during the quarter. The acquired patents cover how capacitors are used in an Impantable Cardioverter Defibrillator ("ICD"). Although the Company believed that the patents could have been successfully challenged in court proceedings prior to the acquisition, a decision was made to acquire the patents and remove this as a potential obstacle for existing customers to more fully adopt wet tantalum technology and for potential customers to initially adopt the technology.

     Severance charges. In response to a reduction in forecasted sales for the year, the Company implemented a 7% workforce reduction during June, which resulted in a severance charge of $0.8 million during the quarter. The severance charges were $0.6 million and $0.1 million for IMC and EPS, respectively. The remaining $0.1 million relates to corporate employees and is included in unallocated operating expenses.

     The remaining accrued severance of $0.5 as of June 30, 2004, is expected to be paid within the next six months. The unpaid balance is $0.3 million, $0.1 million, and $0.1 million for IMC, EPS, and unallocated corporate, respectively.

13. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     At its meeting on July 1, 2004, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board reached a tentative consensus that the dilutive effect of contingent convertible debt instruments must be included in diluted earnings per share regardless of whether the triggering contingency has been satisfied. This tentative consensus, EITF Issue 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share, would be effective for the Company for reporting periods ending after December 15, 2004. The provisions of EITF Issue 04-8 would be applied on a retroactive basis and would require restatement of prior period earnings per share. The consensus is tentative to allow time for public comment, which ends on September 3, 2004. The Company believes that the EITF as written could result in additional dilution to its diluted earnings per share. Until a final consensus is reached, the Company cannot estimate the effect that this change would have on its diluted earnings per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

We are a leading developer and manufacturer of critical components used in implantable medical devices ("IMDs") through our Implantable Medical Components ("IMC") business. The principal components are batteries, capacitors, filtered feedthroughs, enclosures and precision components. The principal medical devices are pacemakers, defibrillators and neurostimulators. We also leverage our core competencies in technology and manufacturing through our Electrochem Power Solutions ("EPS") business to develop and produce batteries and battery packs for commercial applications that demand high performance and reliability, including oil and gas exploration, oceanographic equipment and aerospace.

We utilize a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31st. For 52-week years, each quarter contains 13 weeks. For clarity of presentation, we describe all periods as if each quarter end is March 31st, June 30th and September 30th and as if the year-end is December 31st. The second quarter of 2004 and 2003 each contained 13 weeks. The six months ended June 30, 2004 and 2003 each contained 26 weeks.

The commentary that follows should be read in conjunction with our consolidated financial statements and related notes and with the Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K for the fiscal year ended January 2, 2004.

Overview

During the second quarter 2004, there were several developments affecting our business:

     o We received notifications that a major customer will reduce its anticipated orders for the balance of 2004.

     o In response to the reduced sales forecasts, we implemented a 7% workforce reduction during June, which resulted in a severance charge of $0.8 million during the quarter and the elimination of approximately $8.0 million from our ongoing annual cost structure.

     o Subsequent to the second quarter, we signed a long-term agreement with a major diversified Cardiac Rhythm Management ("CRM") device manufacturer to provide value-added sub assembly of most of their implantable medical devices for CRM and other applications. It is currently anticipated that sales will commence in the second quarter of 2005.

     o Construction on the new advanced battery manufacturing facility in Alden, NY continued on schedule.

     o Integration of the first quarter 2004 NDC acquisition is proceeding as planned. The first Nano-Silver Vanadium Oxide ("SVO") cells were successfully manufactured in June and are currently going through our quality control testing processes.

     o During the quarter we acquired certain patents that cover how capacitors are used in an Impantable Cardioverter Defibrillator ("ICD"). Although we believe the patents could have been successfully challenged in court proceedings prior to the acquisition, a decision was made to acquire the patents and remove this as a potential obstacle for existing customers to more fully adopt wet tantalum technology and for potential customers to initially adopt the technology. We recorded a $2.0 million pre-tax charge associated with these patents.

     o    We began  construction  on a new  manufacturing  facility  in Tijuana,
          Mexico. This facility will initially house our new value-added assembly operations. We anticipate incurring approximately $3.0 million in start-up expenses in 2004 pertaining to the construction of this facility.

     o We signed a development contract for a new wet tantalum capacitor customer during the quarter. This capacitor will provide a new therapeutic approach to CRM.

RESULTS OF OPERATION AND FINANCIAL CONDITION


                                         THREE MONTHS ENDED                               SIX MONTHS ENDED
                                              JUNE 30,              $         %               JUNE 30,               $          %
                                     ---------------------                           -------------------------
IN THOUSANDS, EXCEPT PER SHARE DATA      2004      2003        CHANGE     CHANGE       2004             2003     CHANGE     CHANGE
-----------------------------------------------------------------------------------------------------------------------------------
IMC
     ICD batteries                   $ 10,119    $ 11,278     $(1,159)     -10%     $  19,539     $  22,038     $(2,499)      -11%
     Pacemaker and other batteries      5,361       7,022      (1,661)     -24%        11,050        13,442      (2,392)      -18%
     ICD Capacitors                     6,239       7,849      (1,610)     -21%        14,647        14,997        (350)       -2%
     Feedthroughs                      12,261      12,108         153        1%        26,016        23,281       2,735        12%
     Enclosures                         5,142       6,310      (1,168)     -19%        10,539        13,244      (2,705)      -20%
     Other                              7,077       4,454       2,623       59%        12,686        10,048       2,638        26%
                                     ----------------------------------------------------------------------------------------------
Total IMC                              46,199      49,021      (2,822)      -6%        94,477        97,050      (2,573)       -3%

EPS                                     6,743       6,781         (38)      -1%        13,990        13,609         381         3%
                                     ----------------------------------------------------------------------------------------------
Total sales                            52,942      55,802      (2,860)      -5%       108,467       110,659      (2,192)       -2%

Cost of sales                          29,124      32,585      (3,461)     -11%        61,474        64,629      (3,155)       -5%
                                     ----------------------------------------------------------------------------------------------
Gross profit                           23,818      23,217         601        3%        46,993        46,030         963         2%

Gross margin                                                                             45.0%         41.6%       43.3%     41.6%

Selling, general, and administrative
 expenses (SG&A)                        6,389       8,146      (1,757)     -22%        13,314        15,837      (2,523)      -16%
SG&A as a % of sales                                                                     12.1%         14.6%       12.3%     14.3%

Research, development and
 engineering costs, net (RD&E)          5,688       4,635       1,053       23%        10,569         9,195       1,374        15%
RD&E as a % of sales                                                                     10.7%          8.3%        9.7%      8.3%

Intangible amortization                 1,076         813         263       32%         1,851         1,628         223        14%

Other operating expense                 2,957          77       2,880     3740%         3,178           147       3,031      2062%
                                     ----------------------------------------------------------------------------------------------

Operating income                        7,708       9,546      (1,838)     -19%        18,081        19,223      (1,142)       -6%

Operating margin                                                                         14.6%         17.1%       16.7%     17.4%

Interest expense                        1,144         867         277       32%         2,304         1,798         506        28%
Interest income                          (245)       (122)       (123)     101%          (558)         (131)       (427)      326%
Early extinguishment of debt             --         1,603      (1,603)    -100%            --         1,603      (1,603)     -100%
Other expense (income), net                (2)        (30)         28      -93%            --           (88)         88      -100%

Provision for income taxes              2,078       2,276        (198)      -9%         4,983         5,052         (69)       -1%
Effective tax rate                                                                       30.5%         31.5%       30.5%     31.5%
                                     ---------------------------------------------------------------------------------------------
Net income                           $  4,733    $  4,952     $  (219)      -4%      $ 11,352     $  10,989     $   363         3%
                                     =============================================================================================
Net margin                                                                                8.9%          8.9%       10.5%      9.9%

Diluted earnings per share           $   0.22    $   0.23     $ (0.01)      -4%      $   0.53     $    0.51     $  0.02         4%

SALES

IMC. The IMC sales decline for the quarter was due to lower sales to one major CRM customer. Sales increased to all of the remaining major CRM customers. An overall volume decrease of 7% combined with a 2% price decrease were the drivers for the sales decline for IMC in the second quarter, partially offset by a 3% favorable product mix impact due to increased sales of feedthroughs and other products including coated components. The sales volume decline was primarily in the batteries and capacitors product lines.

The IMC sales decline year to date was also due to lower sales volumes to one major CRM customer. Sales increased to the remaining major CRM customers. On a year to date basis, we have experienced a 1% overall sales decrease due to lower prices.

EPS. The slight sales decline for EPS was the result of product mix. For the year to date, sales have increased due to higher demand for batteries. This volume increase has been offset by a product mix that is favoring products with lower selling prices per unit.

GROSS PROFIT

IMC gross margin for the second quarter and year to date increased due to production improvements related to the implementation of Six Sigma and lean manufacturing initiatives (including reductions in scrap levels), and a favorable product mix.

The increase in EPS gross margin for the second quarter and year to date is primarily due to cost reductions resulting from the consolidation of the EPS plants that was completed in 2003.

SG&A EXPENSES

Expenses for the second quarter and on a year to date basis declined compared to the prior year primarily due to lower incentive compensation accruals and the elimination of certain general management positions resulting from an internal reorganization from four business units to two.

RD&E EXPENSES

Expenses for the second quarter and year to date increased compared to last year in absolute dollars, and as a percent of sales due to the inclusion of four months of development costs from NDC. We expect the expense level for RD&E to increase for the balance of 2004 as the new Greatbatch Advanced Research Laboratory is fully integrated. The additional expense is estimated at between $4.0 million and $5.0 million.

AMORTIZATION EXPENSE

Amortization expense for the second quarter and year to date is higher than the prior year due to the incremental intangible asset amortization resulting from the NDC acquisition. The acquisition has added $0.4 million per quarter to our amortization expense.

OTHER OPERATING EXPENSE

The increase for the second quarter and the year to date has two primary components. First is the $2.0 million acquisition of certain patents that cover how capacitors are used in an ICD. Although we believe the patents could have been successfully challenged in court proceedings, we decided to acquire the patents and remove this as a potential obstacle for existing customers to more fully adopt wet tantalum technology and for potential customers to initially adopt the technology. Also during the second quarter as a response to the reduced sales forecasts, we implemented a 7% workforce reduction, which resulted in a severance charge of $0.8 million.

INTEREST EXPENSE AND INTEREST INCOME

Interest expense for the second quarter and year-to-date increased over the prior year as the interest-bearing debt increased by $90.0 million in May of 2003 as the result of the issuance of the convertible subordinated notes.

Interest income for the quarter and year to date increased over the prior year as the issuance of the convertible subordinated notes provided additional funds that are being invested on a short-term basis.

PROVISION FOR INCOME TAXES

Our effective tax rate declined primarily as a result of increased research and development credits, as well as the benefits of federal and state tax planning strategies.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of short-term liquidity is our working capital of $134.8 million at June 30, 2004 combined with our unused $20 million credit line with our lending syndicate. At June 30, 2004 our current ratio was 7.6:1, an increase from 7.4:1 at March 31, 2004. While these ratios are down from 8.1:1 at December 31, 2003, we do not consider this decline to be significant as $45.5 million of cash was utilized during the first quarter of 2004 to fund the acquisition of NDC and our liquidity continues to be strong.

The Company regularly engages in discussions relating to potential acquisitions and may announce an acquisition transaction at any time.

At June 30, 2004, our capital structure consisted primarily of $170.0 million of convertible subordinated notes and our 21.4 million shares of common stock outstanding. We have in excess of $82.0 million in cash, cash equivalents and short-term investments and are in a position to facilitate future acquisitions if necessary. We are also authorized to issue 100 million shares of common stock and 100 million shares of preferred stock. The market value of our outstanding common stock since our IPO has exceeded our book value and the average daily trading volume of our common stock has also increased; accordingly, we believe that if needed we can access public markets to sell additional common or preferred stock assuming conditions are appropriate.

Capital spending of $15.0 million in the first six months of 2004 is significantly higher than historical expenditure levels. The majority of the current year spending was for the build-out of our new medical battery plant and the continuation of the ERP implementation. In comparison, we spent $5.1 million in the first quarter of 2003, which was primarily for maintenance capital expenditures. In 2003, we significantly enhanced our balance sheet through improved cash flow from operations and through the convertible note financing we completed in May. This improved capital structure allows us to support our internal growth and provides liquidity for corporate development initiatives. We anticipate that for the remainder of 2004 we will continue to incur additional capital costs related to the advanced battery manufacturing plant, the Mexican manufacturing facility and the ERP implementation. We estimate that capital spending for the balance of 2004 will be in the range of $32.0 million to $37.0 million.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements within the meaning of Item 303(a)(4) of Regulation S-K.

INFLATION

We do not believe that inflation has had a significant effect on our operations.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

At its meeting on July 1, 2004, the Emerging Issues Task Force (EITF) reached a tentative consensus that the dilutive effect of contingent convertible debt instruments must be included in diluted earnings per share regardless of whether the triggering contingency has been satisfied. This tentative consensus, EITF Issue 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share, would be effective for our reporting periods ending after December 15, 2004. The provisions of EITF Issue 04-8 would be applied on a retroactive basis and would require restatement of prior period earnings per share. The consensus is tentative to allow time for public comment, which ends on September 3, 2004. We believe that the EITF as written could result in additional dilution to our diluted earnings per share. Until a final consensus is reached, we cannot estimate the effect that this change would have on our diluted earnings per share.

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

During the six months ended June 30, 2004, we did not change or adopt new accounting policies that had a material effect on our consolidated financial condition and results of operations.

CONTRACTUAL OBLIGATIONS

In the second quarter of 2004, we entered into an operating lease agreement for a 144,000 square foot manufacturing facility in Tijuana, Mexico. The lease has an initial term of ten years with two renewal options for an additional 5 years each. This facility is currently under construction and will initially house the Company's new value-added assembly operations. Lease payments will not commence until construction of the facility is substantially completed per the terms of the agreement. When payments commence, the annual lease expense (in thousands) is estimated to be $338 for the first year, $566 for the second year, with 3% annual increases thereafter for years three through ten.

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

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk.

Under our existing line of credit any borrowings bear interest at fluctuating market rates. At June 30, 2004, we did not have any borrowings outstanding under our line of credit and thus no interest rate sensitive financial instruments.

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

b)   Changes in Internal Control Over Financial Reporting.

     As previously disclosed, the Company is in the process of implementing a global ERP system. During the second quarter ended June 30, 2004, we began the implementation of the following ERP initiatives that are designed to enhance our internal controls:

     o The Oracle ERP system will (1) reduce the number of platforms used to record, summarize and report the o results of operations and financial position; (2) integrate various databases into consolidated files; and
          (3) reduce the number of manual processes employed by the Company;

     o The Company is designing and implementing new policies and procedures related to general ledger, accounts payable, accounts receivable, inventory and production, cash management and treasury, payroll and sales

     o order entry, including communicating them to our staff who are undergoing training on these new policies and procedures; and

             The Company is imposing mitigating and redundant controls where changes to certain processes are underway o and not completed.

    Such policies and procedures and redundant and mitigating controls, in management's opinion, represent an improvement in our internal control environment.

    By the end of 2004, all facilities are expected to be operational on the global ERP system. The Company is taking the necessary steps to monitor and maintain the appropriate internal controls during this period of change.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the Company's Annual Meeting of stockholders held on May 25, 2004, the stockholders approved the following:


     (a) A proposal to elect eight directors of the Company to serve until the next annual meeting of stockholders or until their successors are duly elected and qualified, as follows:


              Director                       Votes For        Votes Withheld
              --------                       ---------        --------------
              Edward F. Voboril              17,954,252           850,533
              Pamela G. Bailey               18,192,296           602,489
              Joseph A. Miller               18,094,420           700,365
              Bill R. Sanford                15,584,670         3,210,115
              Peter H. Soderberg             16,908,582         1,886,203
              Thomas S. Summer               16,809,170         1,985,615
              William B. Summers             16,905,845         1,888,940
              John P. Wareham                16,907,137         1,887,648

              There were no broker non-votes.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         See the Exhibit Index for a list of those exhibits filed herewith.

(b) Reports on Form 8-K

         On April 29, 2004, the Company filed a Current Report on Form 8-K containing information pursuant to Item 11 ("Temporary Suspension of Trading Under Registrant's Employee Benefit Plans") to provide a notice to Directors and Executive Officers of WGT regarding a blackout period related to the Wilson Greatbatch Technologies, Inc. Equity Plus Plan - 401(k) Retirement Plan.

         On May 6, 2004, the Company filed a Current Report on Form 8-K containing information pursuant to Item 5 ("Other Events") in order to provide additional information to Institutional Shareholder Services regarding tax fees that WGT reported in its proxy statement for its 2004 Annual Meeting of Shareholders.

         On May 11, 2004, the Company furnished a Current Report on Form 8-K containing information pursuant to Item 12 ("Results of Operations and Financial Condition") relating to the announcement of earnings for the fiscal quarter ended April 2, 2004.

         On May 14, 2004, the Company filed a Current Report on Form 8-K containing information pursuant to Item 5 ("Other Events") relating to the announcement of the Company's revision of previously forecasted sales guidance for 2004.

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  August 11, 2004             WILSON GREATBATCH TECHNOLOGIES, INC.

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


                                             By  /s/ Thomas J. Mazza
                                             ----------------------------------
                                                 Thomas J. Mazza
                                                 Vice President and Controller
                                                 (Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit
  No.                   Description
------                  -----------

3.1 Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our registration statement on Form S-1 (File No. 333-37554) filed on May 22, 2000).

3.2 Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our quarterly report on Form 10-Q ended March 29, 2002).

10.1 Lease Agreement, dated April 22, 2004, by and between Wilson Greatbatch Technologies, Inc. as tenant and ProLogis Tijuana Mexico Investment LLC, as landlord, for space at the Tijuana Industrial Center II located in Tijuana, Baja California, Mexico.

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.