Form 10-Q
period 2004-10-01
WILSON GREATBATCH TECHNOLOGIES INC
filed 2004-11-10
CIK 1114483

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the Quarter ended October 1, 2004

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

     The number of shares outstanding of the Company's common stock, $.001 par value per share, as of November 5, 2004 was: 21,393,819 shares.

                      WILSON GREATBATCH TECHNOLOGIES, INC.
                         TABLE OF CONTENTS FOR FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2004

                                                                                                             Page

COVER PAGE                                                                                                     1

TABLE OF CONTENTS                                                                                              2

PART I - FINANCIAL INFORMATION (unaudited)

ITEM 1.   Financial Statements

            Condensed Consolidated Balance Sheet                                                               3

            Condensed Consolidated Statement of Operations                                                     4

            Condensed Consolidated Statement of Cash Flows                                                     5

            Notes to Condensed Consolidated Financial Statements                                               6

ITEM 2.   Management's Discussion and Analysis of Financial Condition and                                     16
             Results of Operations

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk                                          24

ITEM 4.   Controls and Procedures                                                                             24

PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings                                                                                   25

ITEM 2.   Changes in Securities, Use of Proceeds and Issuer Purchases of Equity   Securities                  25

ITEM 3.   Defaults Upon Senior Securities                                                                     25

ITEM 4.   Submission of Matters to a Vote of Security Holders                                                 25

ITEM 5.   Other Information                                                                                   25

ITEM 6.   Exhibits and Reports on Form 8-K                                                                    25

SIGNATURES                                                                                                    26

EXHIBIT INDEX                                                                                                 27


                  PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

WILSON GREATBATCH TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET - Unaudited
(IN THOUSANDS)
------------------------------------------------------------------------------------------------------

ASSETS                                                               September 30,     December 31,
                                                                           2004             2003
Current assets:
  Cash and cash equivalents                                                  $77,801         $119,486
  Short-term investments                                                       6,064           11,559
  Accounts receivable, net                                                    28,777           23,726
  Inventories                                                                 33,348           28,598
  Prepaid expenses and other current assets                                    1,328            3,591
  Refundable income taxes                                                        575              583
  Deferred income taxes                                                        3,163            3,163
  Asset available for sale                                                     3,600            3,658
                                                                            --------         --------

          Total current assets                                               154,656          194,364

Property, plant, and equipment, net                                           83,146           63,735
Intangible assets, net                                                        65,061           51,441
Goodwill                                                                     156,759          119,521
Deferred income taxes                                                          2,896            2,896
Other assets                                                                   5,009            6,286
                                                                            --------         --------
Total assets                                                                $467,527         $438,243
                                                                            ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                             3,077            4,091
  Accrued expenses and other current liabilities                              18,147           18,968
  Current portion of long-term debt                                              809              850
                                                                            --------         --------
           Total current liabilities                                          22,033           23,909

Long-term debt, net of current portion                                         1,138              928
Convertible subordinated notes                                               170,000          170,000
Deferred income taxes                                                         20,026            7,251
Other long-term liabilities                                                        -              815
                                                                            --------         --------
           Total liabilities                                                 213,197          202,903
                                                                            --------         --------

Stockholders' equity:
  Preferred stock                                                                  -                -
  Common stock                                                                    21               21
  Additional paid-in capital                                                 211,812          207,969
  Deferred stock-based compensation                                             (615)          (1,185)
  Treasury stock, at cost                                                          -             (179)
  Retained earnings                                                           43,112           28,714
                                                                            --------         --------
           Total stockholders' equity                                        254,330          235,340
                                                                            --------         --------
Total liabilities and stockholders' equity                                  $467,527         $438,243
                                                                            ========         ========

The accompanying notes are an integral part of these condensed consolidated financial statements

WILSON GREATBATCH TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS - Unaudited
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
-----------------------------------------------------------------------------------------------------

                                                     Three Months Ended         Nine Months Ended
                                                         September 30,              September 30,
                                                       2004        2003           2004        2003

Sales                                                 $45,177     $56,335       $153,644    $166,994
Cost of sales                                          27,775      32,375         89,249      97,004
                                                      -------     -------       --------    --------
       Gross profit                                    17,402      23,960         64,395      69,990
Selling, general and administrative expenses            6,913       7,290         20,227      23,127
Research, development and engineering costs, net        4,156       3,953         14,725      13,148
Amortization of intangible assets                       1,074         796          2,925       2,424
Other operating expense, net                              346         125          3,524         272

     Operating income                                   4,913      11,796         22,994      31,019
Interest expense                                        1,144       1,154          3,448       2,952
Interest income                                          (244)       (253)          (802)       (384)
Early extinguishment of debt                                -           -              -       1,603
Other income, net                                         (75)        (25)           (75)       (113)
                                                      -------     -------       --------    --------
     Income before provision for income taxes           4,088      10,920         20,423      26,961
Provision for income taxes                              1,042       3,144          6,025       8,196
                                                      -------     -------       --------    --------
     Net income                                        $3,046      $7,776        $14,398     $18,765
                                                      =======     =======       ========    ========

Earnings per share:
     Basic                                              $0.14       $0.37          $0.67       $0.89
     Diluted                                            $0.14       $0.36          $0.67       $0.87

Weighted average shares outstanding:
     Basic                                             21,387      21,168         21,345      21,132
     Diluted                                           21,495      21,623         21,517      21,507


  The accompanying notes are an integral part of these condensed consolidated financial statements

WILSON GREATBATCH TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS - Unaudited
(IN THOUSANDS)
-----------------------------------------------------------------------------------------------------

                                                                                Nine Months Ended
                                                                                 September 30,
                                                                             2004             2003
Cash flows from operating activities:
  Net income                                                                $14,398          $18,765
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                                          10,861           10,305
      Stock-based compensation                                                2,061            1,966
      Early extinguishment of debt                                                -            1,487
      Deferred income taxes                                                   4,780             (468)
      Loss on disposal of assets                                                551              411
  Changes in operating assets and liabilities:
    Accounts receivable                                                      (5,051)          (7,687)
    Inventories                                                              (4,750)           3,681
    Prepaid expenses and other current assets                                 2,310            2,623
    Accounts payable                                                         (1,131)          (1,355)
    Accrued expenses and other current liabilities                               49            6,596
    Income taxes                                                               (159)           5,764
                                                                       -------------    -------------
             Net cash provided by operating activities                       23,919           42,088
                                                                       -------------    -------------

Cash flows from investing activities:
  Sale (purchase) of short-term investments                                   5,495           (9,447)
  Acquisition of property, plant and equipment                              (26,046)          (7,724)
  Proceeds from sale of assets                                                   69            2,458
  Decrease in other assets                                                       37              107
  Acquisition of subsidiary, net                                            (45,604)               -
                                                                       -------------    -------------
             Net cash used in investing activities                          (66,049)         (14,606)
                                                                       -------------    -------------

Cash flows from financing activities:
  Proceeds from issuance of long-term debt                                        -          170,000
  Principal payments of long-term debt                                         (924)         (85,240)
  Payment of debt issue costs                                                     -           (4,535)
  Issuance of common stock                                                    1,190              441
  Issuance of treasury stock                                                    179                -
                                                                       -------------    -------------
           Net cash provided by financing activities                            445           80,666
                                                                       -------------    -------------
Net (decrease) increase in cash and cash equivalents                        (41,685)         108,148
Cash and cash equivalents, beginning of year                                119,486            4,608
                                                                       -------------    -------------
Cash and cash equivalents, end of period                                    $77,801         $112,756
                                                                       =============    =============

  The accompanying notes are an integral part of these condensed consolidated financial statements

WILSON GREATBATCH TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------


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

The Company utilizes a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31st. For 52-week years, each quarter contains 13 weeks. For clarity of presentation, the Company describes all periods as if each quarter end is March 31st, June 30th and September 30th and as if the year-end is December 31st. The third quarter of 2004 and 2003 each contained 13 weeks. The nine months ended September 30, 2004 and 2003 each contained 39 weeks.

2. ACQUISITION

During March 2004, the Company completed the following acquisition:

     o NanoGram Devices Corporation ("NDC"), a materials research and development company focused on developing nanoscale materials for implantable medical devices. NDC was acquired to further broaden our materials science expertise. NDC utilizes nanomaterials synthesis technology in the development of battery and medical device applications.

The acquisition was accounted for using the purchase method of accounting and accordingly, the results of the operations of NDC have been included in the consolidated financial statements from the date of acquisition.

Acquisition information:



Acquisition date                                                             March 16, 2004

Purchase price:
---------------
   Cash paid                                                                        $45,000
   Transaction costs                                                                    604
                                                                            ----------------
       Total purchase price                                                         $45,604
                                                                            ================

Purchase price allocation:
--------------------------
Assets:
   Property and equipment                                                              $717
   Other assets                                                                         168
   Intangible assets (amortizing over 13 years)                                      16,500
   Goodwill                                                                          35,082

Liabilities:
   Accounts payable                                                                     117
   Other current liabilities                                                            971
   Deferred income taxes                                                              5,775
                                                                            ----------------
       Total purchase price                                                         $45,604
                                                                            ================

The following pro forma information presents the Company's consolidated results of operations for 2004 and 2003 as if the acquisition had been consummated at January 1, 2003. The pro forma consolidated results of operations include certain pro forma adjustments, including the amortization of intangible assets and interest on a term loan.

                                            Three months ended       Nine months ended
                                              September 30,            September 30,
In thousands except per share amounts:         2004        2003        2004         2003

Sales                                       $45,177     $56,335    $153,644     $166,994
Net income                                   $3,046      $6,690     $13,305      $15,843
Net income per diluted share:                 $0.14       $0.31       $0.62        $0.74

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


                                            Three Months Ended         Nine Months Ended
                                               September 30,             September 30,
                                              2004          2003        2004         2003

Risk-free interest rate                        3.48%         2.61%       3.65%        2.68%
Expected volatility                              50%           55%         50%          55%
Expected life (in years)                          5             5           5            5
Expected dividend yield                           0%            0%          0%           0%

The Company's net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each year is as follows:

                                             Three Months Ended         Nine Months Ended
                                                September 30,             September 30,
                                               2004         2003         2004        2003

Net income as reported                         $3,046       $7,776      $14,398     $18,765
Stock-based employee compensation cost
 included in net income as reported, net
 of related tax effects                          $396         $606       $1,484      $1,368
Stock-based employee compensation cost
 determined using the fair value based
 method, net of related tax effects            $1,082       $1,134       $2,747      $2,576
Pro forma net income                           $2,360       $7,248      $13,135     $17,557

Earnings per share:
    Basic - as reported                         $0.14        $0.37        $0.67       $0.89
    Basic - pro forma                           $0.11        $0.34        $0.62       $0.83

    Diluted - as reported                       $0.14        $0.36        $0.67       $0.87
    Diluted - pro forma                         $0.11        $0.34        $0.61       $0.82

4. SUPPLEMENTAL CASH FLOW INFORMATION

                                                                   Nine Months Ended
                                                                      September 30,
                                                                     2004        2003
Noncash investing and financing activities:
  Acquisition of property utilizing capital leases                 $1,089      $1,585
  Common stock contributed to ESOP                                 $2,723      $3,668

5. SHORT-TERM INVESTMENTS

Short-term investments at September 30, 2004 consist of investments acquired with maturities that exceed three months and are less than one year at the time of acquisition.

Held-to-maturity securities comprised the following:

                                              As of September 30, 2004
                                     Cost              Gross           Gross
                                                    Unrealized       Unrealized  Estimated
                                                       Gains           Losses    Fair Value
Municipal Bonds                      $6,064              $-              $(6)       $6,058
                                    -------              -               ---       -------
Short-term investments               $6,064              $-              $(6)       $6,058
                                    =======              =               ===       =======

The municipal bonds have maturity dates ranging from July 2004 to January
 2005.

                                                  As of December 31, 2003
                                     Cost              Gross           Gross
                                                    Unrealized       Unrealized  Estimated
                                                       Gains           Losses    Fair Value
Municipal Bonds                     $11,559              $-              $(1)      $11,558
                                    -------              -               ---       -------
Short-term investments              $11,559              $-              $(1)      $11,558
                                    =======              =               ===       =======

6. INVENTORIES

Inventories comprised the following:

                                                           September 30,    December 31,
                                                               2004             2003

Raw materials                                                 $12,199          $11,688
Work-in-process                                                12,518           10,421
Finished goods                                                  8,631            6,489
                                                              -------          -------
Total                                                         $33,348          $28,598
                                                              =======          =======

7. INTANGIBLE ASSETS

Intangible assets comprised the following:

                                             As of September 30, 2004
                                      Gross Carrying    Accumulated     Net Carrying
                                           Amount        Amortization       Amount
Amortizing intangible assets:
   Patented technology                         $21,462        $(9,737)          $11,725
   Unpatented technology                        30,886         (5,969)           24,917
   Other                                         1,340         (1,174)              166
                                               -------       --------           -------
                                                53,688        (16,880)           36,808
Non-amortizing intangible assets:
   Trademark and names                          31,420         (3,167)           28,253
                                               -------       --------           -------
Total intangible assets                        $85,108       $(20,047)          $65,061
                                               =======       ========           =======

Aggregate amortization expense for the third quarter 2004 and 2003 was $1,086 and $800, respectively. Aggregate amortization expense for the nine months ended September 30, 2004 and 2003 was $2,948 and $2,438, respectively.

Estimated amortization expense for the remainder of 2004 and for the years subsequent to 2004 are as follows:

                   Remainder of 2004            $1,074
                               2005              3,841
                               2006              3,812
                               2007              3,794
                               2008              3,794
                               2009              3,248

8. EARNINGS PER SHARE

The following table reflects the calculation of basic and diluted earnings per share:

                                                 Three Months Ended    Nine months
                                                  September 30,        September 30,
                                                 2004         2003    2004         2003
                                                 ----         ----    ----         ----
Earnings per share - basic
--------------------------
Earnings available to common shareholders        $3,046       $7,776     $14,398      $18,765
Weighted average shares outstanding              21,387       21,168      21,345       21,132
Earnings per share - basic                        $0.14        $0.37       $0.67        $0.89

Earnings per share - diluted
----------------------------
Earnings available to common shareholders        $3,046       $7,776     $14,398      $18,765
Weighted average shares outstanding              21,387       21,168      21,345       21,132
Dilutive impact of options outstanding &
 unvested restricted stock                          108          455         172          375
                                                 ------       ------      ------       ------
Weighted average shares and potential
 dilutive shares outstanding                     21,495       21,623      21,517       21,507
Earnings per share - diluted                      $0.14        $0.36       $0.67        $0.87

Net income per diluted share for the three and nine months ended September
30, 2004 and 2003 exclude the effect of 4,219 shares related to the contingent convertible notes, as the effect is anti-dilutive. See Note 13 for discussion of recent accounting standards impacting contingent convertible securities.

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

Product Warranties - The change in aggregate product warranty liability for the quarter ended September 30, 2004, is as follows:


Beginning balance at June 30, 2004                                                $337
Additions to warranty reserve                                                       81
Warranty claims paid                                                               (66)
                                                                           ------------
Ending balance at September 30, 2004                                              $352
                                                                           ============

Lease Agreements - In second quarter 2004, the Company entered into an operating lease agreement for a 144,000 square foot manufacturing facility in Tijuana, Mexico. The lease has an initial term of ten years with two renewal options for an additional 5 years each. This facility is currently under construction and will initially house the Company's new assembly operations. Lease payments will not commence until construction of the facility is substantially completed per the terms of the agreement. When payments commence, the annual lease expense is estimated to be $338 for the first year, $566 for the second year, with 3% annual increases thereafter for years three through ten.

Workers' Compensation Trust - In Western New York, the Company is a member of a group self-insurance trust that provides workers' compensation benefits to eligible employees of the Company and other group member employers. For locations outside of Western New York, the Company utilizes traditional insurance relationships to provide workers' compensation benefits. Under the terms of the Trust, the Company makes annual contributions to the Trust based on reported salaries paid to the employees using a rate based formula. Based on actual experience, the Company could receive a refund or be assessed additional contributions. For financial statement purposes, no amounts have been recorded for any refund or additional assessment since the Trust has not informed the Company of any such adjustments. Under the trust agreement, each participating organization has joint and several liability for trust obligations if the assets of the trust are not sufficient to cover its obligation. The Company does not believe that it has any current obligations under the joint and several liability.

11. BUSINESS SEGMENT INFORMATION

The Company operates its business in two reportable segments: Implantable Medical Components ("IMC") and Electrochem Power Solutions ("EPS"). The IMC segment designs and manufactures critical components used in implantable medical devices. The principal components are batteries, capacitors, filtered feedthroughs, enclosures and precision components. The principal medical devices are pacemakers, defibrillators and neurostimulators. The EPS segment designs and manufactures high performance batteries and battery packs; principal markets for these products are for oil and gas exploration, oceanographic equipment, and aerospace.

In second quarter of 2003, the Company was completely reorganized. This reorganization consisted of position additions, eliminations and reassignments along with new operational performance measures to align compensation with new roles. Fundamental to this was the need to more fully allocate various costs to the new business units and functional areas. During 2003, the Company's IMC segment included multiple business units that were aggregated because they share similar economic characteristics and similarities in the areas of products, production processes, types of customers, methods of distribution and regulatory environment. The reportable segments were separately managed, and their performance was evaluated based on numerous factors, including income from operations. Effective January 1, 2004, the Company completed an internal reorganization consolidating three business units into one business unit which comprises the IMC segment.

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

An analysis and reconciliation of the Company's business segment information to the respective information in the condensed consolidated financial statements is as follows:

                                                Three Months Ended           Nine Months Ended
                                                   September 30,               September 30,
Sales:                                          2004          2003           2004           2003
   IMC
     ICD batteries                                $7,687       $10,603        $27,226        $32,641
     Pacemaker and other batteries                 4,116         6,121         15,166         19,518
     ICD Capacitors                                4,103         7,869         18,750         22,866
     Feedthroughs                                  9,533        14,086         35,521         37,441
     Enclosures                                    5,631         6,235         16,170         19,453
     Other                                         6,676         4,693         19,390         14,737
                                                 -------       -------       --------       --------
  Total IMC                                       37,746        49,607        132,223        146,656
  EPS                                              7,431         6,728         21,421         20,338
                                                 -------       -------       --------       --------
  Total sales                                    $45,177       $56,335       $153,644       $166,994
                                                 =======       =======       ========       ========

Segment income from operations:
  IMC                                             $5,272       $13,296        $24,490        $35,768
  EPS                                              2,267         1,423          6,170          2,922
                                                 -------       -------       --------       --------
  Total segment income from operations             7,539        14,719         30,660         38,690
  Unallocated operating expenses                  (2,626)       (2,923)        (7,666)        (7,671)
                                                 -------       -------       --------       --------
  Operating income as reported                     4,913        11,796         22,994         31,019
  Unallocated other income and expense              (825)         (876)        (2,571)        (4,058)
                                                 -------       -------       --------       --------
  Income before income taxes as reported          $4,088       $10,920        $20,423        $26,961
                                                 =======       =======       ========       ========

The changes in the carrying amount of goodwill are as follows:

                                                       IMC            EPS         Total
Balance at January 1, 2004                           $116,955        $2,566    $119,521
Goodwill recorded during the year                      37,238             -      37,238
                                                     --------        ------    --------
Balance at September 30, 2004                        $154,193        $2,566    $156,759
                                                     ========        ======    ========

The Company assesses goodwill for impairment under the provisions of SFAS
No. 142 Goodwill and Other Intangible Assets. SFAS No. 142 requires the Company to assess goodwill for impairment by comparing the fair value of the reporting units to their carrying amounts on an annual basis, or more frequently if certain events occur or circumstances change, to determine if there is potential impairment. The Company will be performing its annual goodwill impairment test at January 1, 2005.

12. OTHER OPERATING EXPENSE

During second quarter 2004, there were two charges included in other operating expense in the Company's Condensed Consolidated Statement of Operations.

Patent acquisition. The Company recorded a $2,000 pre-tax charge associated with the acquisition of certain patents during the quarter. The acquired patents cover how wet tantalum capacitors are used in an Impantable Cardioverter Defibrillator ("ICD"). Although the Company believed that the patents could have been successfully challenged in court proceedings prior to the acquisition, a decision was made to acquire the patents and remove this as a potential obstacle for existing customers to more fully adopt wet tantalum technology and for potential customers to initially adopt the technology. The Company had a prior legal opinion that in effect said the patents were not valid, therefore the Company believes it is appropriate to record the $2,000 acquisition cost in accordance with its economic substance as a period expense.

Severance charges. In response to a reduction in forecasted sales for the year, the Company implemented a 7% workforce reduction during June, which resulted in a severance charge of $800 during the second quarter. The severance charges during the second quarter 2004 were $600 and $100 for IMC and EPS, respectively. The remaining $100 relates to corporate employees and is included in year to date unallocated operating expenses.

The remaining accrued severance of $190 as of September 30, 2004, is expected to be paid within the next three months. The unpaid balance is $120, $40 and $30 for IMC, EPS, and unallocated corporate, respectively.

13. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

On September 30, 2004 the Emerging Issues Task Force (EITF) of the
Financial Accounting Standards Board reached a final consensus that the dilutive effect of contingent convertible debt instruments must be included in diluted earnings per share regardless of whether the triggering contingency has been satisfied. This consensus, EITF Issue 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share, is effective for the Company for reporting periods ending after December 15, 2004. The Financial Accounting Standards Board ("FASB") ratified this consensus in October 2004. The provisions of EITF Issue 04-8 will be applied on a retroactive basis and will require restatement of prior period diluted earnings per share. The Company believes that the EITF as written could result in additional dilution to its diluted earnings per share of up to 4,129 shares. The Company will adopt EITF 04-08 as of December 31, 2004 and will restate the computation of diluted earnings per share for prior periods. When the Company adopts this consensus in the fourth quarter of 2004, it anticipates it will restate its diluted earnings per share for the 2nd, 3rd and 4th quarters of 2003, the full year 2003, and the 1st and 2nd quarters of 2004. For the 3rd quarter of 2004 and for the anticipated results of the 4th quarter and full year 2004, the impact would be anti-dilutive and therefore will not be adjusted.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

We are a leading developer and manufacturer of critical components used in implantable medical devices ("IMDs") through our Implantable Medical Components ("IMC") business. The principal components are batteries, capacitors, filtered feedthroughs, enclosures and precision components. The principal medical devices are pacemakers, defibrillators and neurostimulators. We also leverage our core competencies in technology and manufacturing through our Electrochem Power Solutions ("EPS") business to develop and produce batteries and battery packs for commercial applications that demand high performance and reliability. The principal markets for these products are oil and gas exploration, oceanographic equipment and aerospace.

We utilize a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31st. For 52-week years, each quarter contains 13 weeks. For clarity of presentation, we describe all periods as if each quarter end is March 31st, June 30th and September 30th and as if the year-end is December 31st. The third quarter of 2004 and 2003 each contained 13 weeks. The nine months ended September 30, 2004 and 2003 each contained 39 weeks.

The commentary that follows should be read in conjunction with our consolidated financial statements and related notes and with the Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K for the fiscal year ended January 2, 2004.

Overview

During and subsequent to the third quarter 2004, there were several developments affecting our business:

     - We executed a supply agreement with Medtronic, Inc. to provide sub-assembly for many of its Cardiac Rhythm Management ("CRM") and Neurostimulation devices.

     - We are on schedule to complete construction of our new advanced battery manufacturing plant in Alden, New York and the assembly plant in Tijuana, Mexico in the first quarter of 2005.

     - We have successfully implemented the ERP business platform at three locations and remain on schedule to implement the final location in the fourth quarter of 2004.

     - We extended the current supply agreement with St. Jude Medical, Inc. through 2008.

     - We amended the current supply agreement with Guidant Corporation to include QHR cell pricing, our next generation medical battery technology.

     - We experienced a 20% decline in sales during the third quarter primarily due to lower sales volume to one major CRM customer.

Results of Operation and Financial Condition
                                                        Three months ended             Nine months ended
                                                          September 30,       $     %      September 30,      $     %
In thousands, except per share data                        2004     2003    Change Change  2004    2003    Change Change
------------------------------------------------------------------------------------------------------------------------
IMC
     ICD batteries                                         $7,687  $10,603  (2,916)  -28% $27,226 $32,641 $(5,415)  -17%
     Pacemaker and other batteries                          4,116    6,121  (2,005)  -33%  15,166  19,518  (4,352)  -22%
     ICD Capacitors                                         4,103    7,869  (3,766)  -48%  18,750  22,866  (4,116)  -18%
     Feedthroughs                                           9,533   14,086  (4,553)  -32%  35,521  37,441  (1,920)   -5%
     Enclosures                                             5,631    6,235    (604)  -10%  16,170  19,453  (3,283)  -17%
     Other                                                  6,676    4,693   1,983    42%  19,390  14,737   4,653    32%
                                                     -------------------------------------------------------------------
Total IMC                                                  37,746   49,607 (11,861)  -24% 132,223 146,656 (14,433)  -10%
EPS                                                         7,431    6,728     703    10%  21,421  20,338   1,083     5%
                                                     -------------------------------------------------------------------
Total sales                                                45,177   56,335 (11,158)  -20% 153,644 166,994 (13,350)   -8%
Cost of sales                                              27,775   32,375  (4,600)  -14%  89,249  97,004  (7,755)   -8%
                                                     -------------------------------------------------------------------
Gross profit                                               17,402   23,960  (6,558)  -27%  64,395  69,990  (5,595)   -8%
Gross margin                                                 38.5%    42.5%                  41.9%   41.9%
Selling, general, and administrative expenses (SG&A)        6,913    7,290    (377)   -5%  20,227  23,127  (2,900)  -13%
SG&A as a % of sales                                         15.3%    12.9%                  13.2%   13.8%
Research, development and engineering costs, net
 (RD&E)                                                     4,156    3,953     203     5%  14,725  13,148   1,577    12%
RD&E as a % of sales                                          9.2%     7.0%                   9.6%    7.9%
Intangible amortization                                     1,074      796     278    35%   2,925   2,424     501    21%
Other operating expense                                       346      125     221   177%   3,524     272   3,252  1196%
                                                     -------------------------------------------------------------------
Operating income                                            4,913   11,796  (6,883)  -58%  22,994  31,019  (8,025)  -26%
Operating margin                                             10.9%    20.9%                  15.0%   18.6%
Interest expense                                            1,144    1,154     (10)   -1%   3,448   2,952     496    17%
Interest income                                              (244)    (253)      9    -4%    (802)   (384)   (418)  109%
Early extinguishment of debt                                    -        -       -              -   1,603  (1,603) -100%
Other expense (income), net                                   (75)     (25)    (50)  200%     (75)   (113)     38   -34%
Provision for income taxes                                  1,042    3,144  (2,102)  -67%   6,025   8,196  (2,171)  -26%
Effective tax rate                                           25.5%    28.8%                  29.5%   30.4%
                                                     -------------------------------------------------------------------
Net income                                                 $3,046   $7,776 $(4,730)  -61% $14,398 $18,765 $(4,367)  -23%
                                                     ===================================================================
Net margin                                                    6.7%    13.8%                   9.4%   11.2%
Diluted earnings per share                                  $0.14    $0.36  $(0.22)  -61%   $0.67   $0.87  $(0.20)  -23%

Sales

IMC. Our medical technology sales comprise various component products that are sold to medical device manufacturers. Many of the medical technology products that we sell are utilized by customers in cardiac rhythm management ("CRM") devices. The nature and extent of our selling relationship with each CRM customer is different in terms of component products purchased, selling prices, product volumes, ordering patterns and inventory management. We have pricing arrangements with our customers that do not specify minimum order quantities. Our visibility to customer ordering patterns is over a relatively short period of time. Our customers may have inventory management programs and alternate supply arrangements of which we are unaware. Additionally, the relative market share among the CRM device manufacturers changes periodically. Consequently, these and other factors can significantly impact our sales in any given period.

A volume decrease of 21% combined with a 3% price decrease were the primary drivers for the sales decline for IMC in the third quarter. As a percentage of the total IMC sales decline for the quarter, 84% was primarily due to lower sales volume to one major CRM customer. This particular decline is not expected to reverse in the immediate future. Due to a variety of factors, we anticipate that our customers will continue to demand technologically advanced products at competitive prices. The average selling prices of our current IMC products are expected to decrease over the next several years.

A volume decrease of 8% combined with a 2% price decrease were the primary drivers for the sales decline for IMC on a year to date basis. On a year-to-date basis, the IMC sales volume decline was primarily due to lower sales to one major CRM customer.

EPS. The increase in EPS sales for the quarter and the year to date was primarily the result of demand for batteries by customers in the oil and gas industry. Price changes did not significantly impact sales in the third quarter or year to date.

Gross profit

For the quarter ended September 2004, approximately 280 basis points of the 400 basis point decrease in overall gross margin were related to the price decreases in the IMC product lines. Price changes in the EPS segment were not a significant factor in the overall gross margin analysis. The remaining decrease in the gross margin was primarily related to the unfavorable impact of spreading fixed manufacturing costs over lower production volumes in the IMC segment.

For the year-to-date comparison, price decreases of IMC products had a negative impact of approximately 220 basis points on the overall gross margin. Price in the EPS segment was not a significant factor in the overall gross margin analysis. This decrease was offset by improved plant performance, in particular in the area of scrap reduction.

SG&A expenses

The lower SG&A expense for the third quarter and year to date is primarily due to the continued effect of cost controls put in place during the second quarter of 2004 including lower incentive compensation.

RD&E expenses

Expenses for the third quarter and year to date increased compared to last year in absolute dollars, and as a percent of sales due to the inclusion of seven months of development costs from NDC. We expect the expense level for RD&E to increase for the balance of 2004 as the new Greatbatch Technologies Advanced Research Laboratory is fully integrated. The additional expense is estimated at between $1.0 million and $3.0 million.

Amortization expense

Amortization expense for the third quarter and year to date is higher than the prior year due to the incremental intangible asset amortization resulting from the NDC acquisition. The acquisition has added $0.4 million per quarter to our amortization expense.

Other operating expense

Other operating expense for the third quarter included $0.4 million for start-up expenses related to the new Tijuana facility and $0.2 million for dispositions of property, plant and equipment. These increases were offset by a $0.2 million reduction for other miscellaneous items.

Year to date operating expense has three primary components. First is the $2.0 million acquisition of certain patents incurred in the second quarter. Also, the second quarter implementation of a 7% workforce reduction resulted in a severance charge of $0.8 million. Lastly, we have incurred $0.7 million in expense for dispositions of property, plant and equipment.

Interest expense and interest income

Interest expense for the third quarter is consistent with the prior year.
Year to date interest increased over the prior year as the interest-bearing debt increased by $90.0 million in May of 2003 as the result of the issuance of the convertible subordinated notes.

Interest income for the quarter is consistent with the prior year. Year to date interest income increased over the prior year as the issuance of the convertible subordinated notes provided additional funds that are being invested on a short-term basis.

Provision for income taxes

The effective tax rate for the third quarter declined from the prior year due to various state planning initiatives realized in the current quarter. For the year to date, our effective tax rate declined from the prior year primarily as a result of increased research and development credits, as well as the benefits of federal and state tax planning strategies. We anticipate the fourth quarter effective tax rate to be 29.5%.

The American Jobs Creation Act of 2004 (P.L. 108-357) ("the Act") signed into law on October 22, 2004 repeals the Extraterritorial Income Exclusion ("ETI") after the World Trade Organization ruled it to be an illegal export subsidy. The Act addresses the illegal subsidy issue and creates new tax breaks for a broad spectrum of taxpayers. The repeal of the ETI will impact transactions after December 31, 2004. We have not completed a full assessment on how this law change will impact the Company.

Liquidity and Capital Resources

Our principal source of short-term liquidity is our working capital of $132.6 million at September 30, 2004 combined with our unused $20 million credit line with our lending syndicate. At September 30, 2004 our current ratio was 7.0:1, a decrease from 7.6:1 at June 30, 2004. While these ratios are down from 8.1:1 at December 31, 2003, we do not consider this decline to be significant as $45.5 million of cash was utilized during the first quarter of 2004 to fund the acquisition of NDC and our liquidity continues to be sound.

Year to date operating cash flow declined from 2003 levels due in large measure to the increase in inventories compared to 2003. Inventory levels have increased to meet the safety stock requirements of our customers. The other key factor contributing to the decline in operating cash flow is the reduction in accrued expenses and other current liabilities in 2004 compared to 2003. This reflects the payment of accrued 2003 bonuses during the first quarter of 2004 that were significantly higher than the 2002 bonuses paid during 2003.

The Company regularly engages in discussions relating to potential acquisitions and may announce an acquisition transaction at any time.

At September 30, 2004, our capital structure consisted primarily of $170.0 million of convertible subordinated notes and our 21.4 million shares of common stock outstanding. We have in excess of $83.0 million in cash, cash equivalents and short-term investments and are in a position to facilitate future acquisitions if necessary. We are also authorized to issue 100 million shares of common stock and 100 million shares of preferred stock. The market value of our outstanding common stock since our IPO has exceeded our book value and the average daily trading volume of our common stock has also increased; accordingly, we believe that if needed we can access public markets to sell additional common or preferred stock assuming conditions are appropriate.

Capital spending of $26.0 million in the first nine months of 2004 is significantly higher than historical expenditure levels. The majority of the current year spending was for the build-out of our new medical battery plant and the continuation of the ERP implementation. In comparison, we spent $7.7 million in the nine months ended September 30, 2003, which was primarily for maintenance capital expenditures. In 2003, we significantly enhanced our balance sheet through improved cash flow from operations and through the convertible note financing we completed in May. This improved capital structure allows us to support our internal growth and provides liquidity for corporate development initiatives. We anticipate that for the remainder of 2004 we will continue to incur additional capital costs related to the advanced battery manufacturing plant, the Mexican manufacturing facility and the ERP implementation. We estimate that capital spending for the balance of 2004 will be in the range of $20.0 million to $25.0 million.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements within the meaning of Item 303(a)(4) of Regulation S-K.

Inflation

We do not believe that inflation has had a significant effect on our operations.

Impact of Recently Issued Accounting Standards

On September 30, 2004 the Emerging Issues Task Force (EITF) of the
Financial Accounting Standards Board reached a final consensus that the dilutive effect of contingent convertible debt instruments must be included in diluted earnings per share regardless of whether the triggering contingency has been satisfied. This consensus, EITF Issue 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share, is effective for us for reporting periods ending after December 15, 2004. The Financial Accounting Standards Board ("FASB") ratified this consensus in October 2004. The provisions of EITF Issue 04-8 will be applied on a retroactive basis and will require restatement of prior period diluted earnings per share. We believe that the EITF as written could result in additional dilution to our diluted earnings per share of up to 4,129,000 shares. We will adopt EITF 04-08 as of December 31, 2004 and will restate the computation of diluted earnings per share for prior periods. When we adopt this consensus in the fourth quarter of 2004, we anticipate we will restate our diluted earnings per share for the 2nd, 3rd and 4th quarters of 2003, the full year 2003, and the 1st and 2nd quarters of 2004. For the 3rd quarter of 2004 and for the anticipated results of the 4th quarter and full year 2004, the impact would be anti-dilutive and therefore will not be adjusted.

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

During the nine months ended September 30, 2004, we did not change or adopt new accounting policies that had a material effect on our consolidated financial condition and results of operations.

Contractual Obligations

In the second quarter of 2004, we entered into an operating lease agreement for a 144,000 square foot manufacturing facility in Tijuana, Mexico. The lease has an initial term of ten years with two renewal options for an additional 5 years each. This facility is currently under construction and will initially house the Company's new assembly operations. Lease payments will not commence until construction of the facility is substantially completed per the terms of the agreement. When payments commence, the annual lease expense is estimated to be $338 for the first year, $566 for the second year, with 3% annual increases thereafter for years three through ten.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

Under our existing line of credit any borrowings bear interest at fluctuating market rates. At September 30, 2004, we did not have any borrowings outstanding under our line of credit and thus no interest rate sensitive financial instruments.

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

b)   Changes in Internal Control Over Financial Reporting.

As previously disclosed, the Company is in the process of implementing a global ERP system designed to enhance our internal controls. By the end of 2004, all facilities are expected to be operational on the global ERP system.

The Company is currently undergoing a comprehensive effort to comply with
Section 404 of the Sarbanes-Oxley Act of 2002. Compliance is required for our fiscal year-end December 31, 2004. This effort includes documenting and testing of internal controls. During the course of these activities, the Company has identified certain internal control issues which management believes should be improved. The Company's review continues, but to date the Company has not identified any material weaknesses in its internal control as defined by the Public Company Accounting Oversight Board. The Company is nonetheless making improvements to its internal controls over financial reporting as a result of its review efforts. These planned improvements include additional information technology controls, further formalization of policies and procedures, improved segregation of duties and additional monitoring controls.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings.

None.

ITEM 2. Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

None.

ITEM 3.   Defaults Upon Senior Securities.

None.

ITEM 4.   Submission of Matters to a Vote of Security Holders.

None.

ITEM 5.  Other Information.

None.

ITEM 6.  Exhibits.

See the Exhibit Index for a list of those exhibits filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  November 10, 2004   WILSON GREATBATCH TECHNOLOGIES, INC.

                             By  /s/ Edward F. Voboril
                                 -------------------------------------------
                                 Edward F. Voboril
                                 Chairman of the Board, President and Chief
                                 Executive Officer
                                 (Principal Executive Officer)


                             By  /s/ Lawrence P. Reinhold
                                 ------------------------------------------
                                 Lawrence P. Reinhold
                                 Executive Vice President and
                                 Chief Financial Officer
                                 (Principal Financial Officer)


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

        3.2    Amended and Restated Bylaws (incorporated by reference to Exhibit
               3.2 to our quarterly report on Form 10-Q ended March 29, 2002).

       10.1+ Supply Agreement, dated August 2, 2004, by and between Wilson Greatbatch Technologies, Inc. and Medtronic Puerto Rico Operations Co.

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

Portions of the exhibit marked "+" have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.