Form 10-K
period 2004-12-31
WILSON GREATBATCH TECHNOLOGIES INC
filed 2005-03-15
CIK 1114483

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For The Fiscal Year Ended December 31, 2004

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

     Aggregate market value of common stock of Wilson Greatbatch Technologies, Inc. held by nonaffiliates as of July 2, 2004, based on the last sale price of $27.13, as reported on the New York Stock Exchange: $580.0 million. Solely for the purpose of this calculation, shares held by directors and officers and 10 percent shareholders of the Registrant have been excluded. Such exclusion should not be deemed a determination by or an admission by the Registrant that these individuals are, in fact, affiliates of the Registrant.

         Shares of common stock outstanding on March 11, 2005:  21,564,618



                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the company's definitive Proxy Statement for its 2004 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

                                     PART I
ITEM 1.  BUSINESS

OVERVIEW

We are a leading developer and manufacturer of batteries, capacitors, feedthroughs, enclosures, and other components used in implantable medical devices ("IMDs") through our Implantable Medical Components ("IMC") business. We offer technologically advanced, highly reliable and long lasting products for IMDs and enable our customers to introduce IMDs that are progressively smaller, longer lasting, more efficient and more functional. We also leverage our core competencies in technology and manufacturing through our Electrochem Power Solutions ("EPS") business to develop and produce batteries and battery packs for commercial applications that demand high performance and reliability, including oil and gas exploration, oceanographic equipment and aerospace. We believe that our proprietary technology, close customer relationships, multiple product offerings, market leadership and dedication to quality provide us with competitive advantages and create a barrier to entry for potential market entrants.

We plan on expanding our business into value-added assembly of products that incorporate components. With this in mind, we designed and built a state of the art manufacturing facility in Tijuana Mexico, incorporating two class 100,000 clean rooms, 90,000 square feet of manufacturing space, engineering, metrology and quality laboratories, and led by a management team with diverse medical device and contract manufacturing backgrounds. We will be starting operations in the 2nd quarter of 2005.

Our company was incorporated in 1997 and since that time has completed the following acquisitions:


Acquisition date          Acquired company              Business at time of acquisition
----------------          ----------------              -------------------------------
July 10, 1997             Wilson Greatbatch Ltd.        Founded in 1970, the company designed and manufactured
                          ("WGL")                       batteries for IMDs and commercial applications including
                                                        oil and gas, aerospace, and oceanographic.

August 7, 1998            Hittman Materials and         Founded in 1962, the company designed and manufactured
                          Medical Components, Inc.      ceramic and glass feedthroughs and specialized porous
                          ("Hittman")                   coatings for electrodes used in IMDs.

August 4, 2000            Battery Engineering, Inc.     Founded in 1983, the company designed and manufactured
                          ("BEI")                       high-energy density batteries for industrial, commercial,
                                                        military and medical applications.


Acquisition date          Acquired company              Business at time of acquisition
----------------          ----------------              -------------------------------
June 18, 2001             Sierra-KD Components          Founded in 1986, the company designed and manufactured
                          division of Maxwell           ceramic electromagnetic filtering capacitors and
                          Technologies, Inc.            integrated them with wire feedthroughs for use in IMDs.
                          ("Sierra")                    Sierra also designed and manufactured ceramic capacitors
                                                        for military, aerospace and commercial applications.

July 9, 2002              Globe Tool and                Founded in 1954, the company designed and manufactured
                          Manufacturing Company, Inc.   precision enclosures used in IMDs and commercial products
                          ("Globe")                     used within the aerospace, electronic, and automotive
                                                        sectors.

March 16, 2004            NanoGram Devices              Founded in 1996, the company utilized their laser-based
                          Corporation ("NanoGram")      nanomaterials synthesis technology to develop nanoscale
                                                        materials for battery and medical device applications.

SEGMENT INFORMATION

Segment information including sales from external customers, profit or loss, and assets by segment as well as sales from external customers and long-lived assets by geographic area are incorporated by reference to Note 17 - Business Segment Information of the Notes to Consolidated Financial Statements.

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

Another sector of the IMD market is neurostimulation ("Neuro"), which is comprised of pacemaker-type devices that stimulate various nerves for the treatment of various conditions. Beyond pain control, nerve stimulation for the treatment of movement disabilities such as Parkinson's disease, epilepsy, migraines, obesity and depression has shown promising results.

The following table sets forth the main categories of battery-powered IMDs and the principal illness or symptom treated by each device:


Device                                                    Principal Illness or Symptom
------                                                    ----------------------------
Pacemakers.............................................   Abnormally slow heartbeat (Bradycardia)
ICDs...................................................   Rapid and irregular heartbeat (Tachycardia)
CRT/CRT-Ds.............................................   Congestive heart failure
Neurostimulators.......................................   Chronic pain, movement disabilities, epilepsy, obesity or
                                                          depression.
Left ventricular assist devices (LVADs)................   Heart failure
Drug pumps.............................................   Diabetes or chronic pain

CRM and Neuro markets are expected to experience double-digit growth for the next three to five years. Increased demand is being driven by the following factors:

     o Advances in medical technology - new therapies will allow physicians to use IMDs to treat a wider range of heart diseases.

     o New, more sophisticated implantable devices - device manufacturers are developing new CRM devices and adding new features to existing products.

     o New indications for CRM devices - the patient groups that are eligible for CRM devices has increased. Insurance guidelines may allow device reimbursements for these expanding patient populations.

     o Expansion of Neurostimulator applications - therapies expected to expand as new therapeutic applications for pulse generators are identified.

     o An aging population - the number of people in the United States that are over age 65 is expected to double in the next 30 years.

     o New indications for other devices - there is an increased use of recently developed IMDs.

     o New performance requirements - government regulators are increasingly requiring that IMDs be protected from EMI interference.

     o    Global markets - increased market penetration worldwide.

COMMERCIAL BATTERY INDUSTRY

Commercial batteries are used in demanding applications such as oil and gas exploration and production, oceanographic, and aerospace. High performance batteries and battery packs are used in drilling tools, pipeline inspection systems, lightening detectors and seismic applications in the oil and gas markets.

High quality, reliable products that can deliver increased performance in severe environments are the drivers for demand in the commercial battery industry. It is expected that applications in new technologies used for reworking existing wells will increase. Natural gas exploration is increasing at a rapid pace as natural gas powered power plants increase in number. Pipeline inspection gauge usage is increasing due to new US legislation. Military and aerospace trends show increasing demand for reliable power sources, including rechargeable cells.

PRODUCTS

The following table provides information about our principal products:

IMPLANTABLE MEDICAL COMPONENTS:

The following implantable medical products are used in IMDs unless otherwise noted.

 PRODUCT                     DESCRIPTION                                         PRINCIPAL PRODUCT ATTRIBUTES
 -------                     -----------                                         ----------------------------
 Batteries                   Power sources include:                              High reliability and predictability
                             Lithium Iodine ("Li Iodine")                        Long service life
                             Lithium silver vanadium oxide ("Li SVO")            Customized configuration
                             Lithium carbon monoflouride ("Li CFx")              Light weight
                             Lithium ion rechargeable ("Li Ion")                 Compact and less intrusive
                             Lithium SVO/CFx ("QHR" & "QMR")


 Capacitors                  Storage for energy generated by a                   Stores more energy per unit volume
                             battery before delivery to the heart.               (energy density) than other existing
                             Used in ICDs and CRT-Ds.                            technologies
                                                                                 Customized configuration

 EMI Filters                 Filters electromagnetic interference to             High reliability attenuation of EMI RF
                             limit undesirable response,                         over wide frequency ranges
                             malfunctioning or degradation in the                Customized design
                             performance of electronic equipment

 Feedthroughs                Allow electrical signals to be brought              Ceramic to metal seal is substantially
                             from inside hermetically sealed IMD to an           more durable than traditional seals
                             electrode                                           Multifunctional

 Coated electrodes           Deliver electric signal from the                    High quality coated surface
                             feedthrough to a body part undergoing               Flexible in utilizing any combination
                             stimulation                                         of biocompatible coating surfaces
                                                                                 Customized offering of surfaces and tips

 Precision components        o  Machined                                         High level of manufacturing precision
                             o  Molded and over molded products                  Broad manufacturing flexibility

 Enclosures and related      o  Titanium                                         Precision manufacturing, flexibility in
 components                  o  Stainless steel                                  configurations and materials.


 Value-add assemblies        Combination of multiple components in a             Leveraging products and capabilities to
                             single package/unit                                 provide subassemblies and assemblies
                                                                                 Provides synergies in component
                                                                                 technology and procurement systems



ELECTROCHEM POWER SOLUTIONS:
----------------------------

The following commercial products are used in oil and gas exploration, military and oceanographic equipment

 PRODUCT                     DESCRIPTION                                      PRINCIPAL PRODUCT ATTRIBUTES
 -------                     -----------                                      ----------------------------
 Batteries                   o  Mid-rate                                         Long-life dependability
                             o  Spiral (high rate)                               High energy density

 Battery packs               Bundling of commercial batteries in a customer      Increased power capabilities and ease
                             specific configuration                              of integration into customer
                                                                                 applications.


RESEARCH AND DEVELOPMENT

Our position as a leading developer and manufacturer of components for IMDs and commercial batteries is largely the result of our long history of technological innovation. We invest substantial resources in research, development and engineering. Our scientists, engineers and technicians focus on improving existing products, expanding the use of our products and developing new products. In addition to our internal technology and product development efforts, we at times engage outside research institutions for special projects.

PATENTS AND PROPRIETARY TECHNOLOGY

We rely on a combination of patents, licenses, trade secrets and know-how to establish and protect our proprietary rights to our technologies and products. As of December 31, 2004, we have 246 active U.S. patents and 67 active foreign patents. We also have 129 U.S. and 329 foreign pending patent applications at various stages of approval. During the past three years, we have received 113 new U.S. patents, of which 43 were received in 2004. Corresponding foreign patents have been issued or are expected to be issued in the near future. Often, several patents covering various aspects of the design protect a single product. We believe this provides broad protection of the inventions employed.

Our active battery patents relate to process improvements and modifications to the original technology that was developed either by our Company, or others.

As part of the NanoGram acquisition, we purchased 5 patents and the license agreements for 28 others. This gives us access to a proprietary laser pyrolysis system for producing nano-sized particles that will be used in our products and manufacturing processes. In the near future, we intend to incorporate nano-cathode materials into selected models of our next generation implantable power sources. We also expect this innovative technology to have broad applications to development work across other product offerings including capacitor materials and implantable coatings.

In addition, we are also a party to several license agreements with third parties pursuant to which we have obtained, on varying terms, the exclusive or non-exclusive rights to patents held by them. One of these agreements is for the basic technology used in our wet tantalum capacitors that we license from Evans Capacitor Company. We have also granted rights in our own patents to others under license agreements.

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

Our quality system is based upon an ISO documentation system and is driven by a master validation plan that requires rigorous testing and validation of all new processes or process changes that directly impact our products. All of our existing manufacturing plants are ISO 9001-2000 registered, which requires compliance with regulations regarding quality systems of product design (where applicable), supplier control, manufacturing processes and management review. This certification can only be achieved after completion of an audit conducted by an independent authority. Our existing manufacturing plants are audited by the National Standards Authority of Ireland, an independent auditing firm and notified body that specializes in evaluating quality standards. To maintain certification, all facilities must be reexamined routinely by our certifying body.

SALES AND MARKETING

Products from our IMC business are sold directly to our customers. In our EPS business, we utilize a combination of direct and indirect sales methods, depending on the particular product. In 2004, approximately 65% of our products were sold in the United States. Information regarding our sales by geographic area is set forth at Note 17 of the Notes to the Consolidated Financial Statements.

The majority of our medical customers contract with us to develop custom components and assemblies to fit their specific product specifications. As a result, we have established close working relationships between our internal program managers and our customers. We market our products and technologies at industry meetings and trade shows domestically and internationally, including Heart Rhythm Society's Annual Scientific Sessions, CardioStim, and the American Society for Artificial Internal Organs.

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

Firm backlog orders at December 31, 2004 and 2003, were $89.5 million and $40.4 million, respectively. Most of these orders are expected to be shipped within one year.

CUSTOMERS

Our medical customers include leading IMD manufacturers such as Guidant, St. Jude Medical, Medtronic, Biotronik, Cyberonics and the Sorin Group ("Sorin / ELA"). In 2004, Guidant, St. Jude Medical, and Medtronic collectively accounted for approximately 70% of our total sales. The nature and extent of our selling relationships with each CRM customer are different in terms of breadth of component products purchased, purchased product volumes, length of contractual commitment, ordering patterns, inventory management and selling prices.

Our EPS customers are primarily companies involved in oil and gas exploration, military, oceanography and aerospace, including Halliburton, Computalog, PII and Pathfinder.

We have entered into a supply agreement with Guidant pursuant to which Guidant purchases batteries from us for use in its IMDs. The agreement secures pricing and volumes for Li Iodine batteries, and establishes pricing at defined volume levels for Li SVO and CFx batteries. A contract amendment effective August 16, 2004 adds QHR Frontier Cell pricing to the original agreement. The contract period for the agreement is April 1, 2003 to December 31, 2006 and can be renewed for additional one-year periods upon mutual agreement.

We entered into an agreement with Guidant during December 2004 pursuant to which Guidant will purchase a minimum quantity of wet tantalum capacitors at prices specified in the agreement during 2005. The period of the agreement is January 1, 2005 to December 31, 2005.

We have entered into a supply agreement with St. Jude Medical pursuant to which St. Jude Medical purchases batteries, wet tantalum capacitors, filtered feedthroughs, molded components and enclosures under specified price and volume terms. A contract amendment effective January 1, 2005 extended the contract term to December 31, 2008 and added QHR high rate, QMR medium rate, and Nano battery technologies to the Agreement.

We have entered into a supply agreement with Medtronic pursuant to which Medtronic will purchase implantable device shield sub-assemblies and other products under specified price and volume terms. The contract term is seven years, commencing August 2, 2004 and ending August 2, 2011.

SUPPLIERS AND RAW MATERIALS

We purchase certain critical raw materials from a limited number of suppliers due to the technically challenging requirements of the supplied product and / or the lengthy process required to qualify these materials with our customers. We cannot quickly establish additional or replacement suppliers for these materials because of these requirements. In the past, we have not experienced any significant interruptions or delays in obtaining these raw materials. We maintain minimum safety stock levels of critical raw materials.

For other raw material purchases, we utilize competitive pricing methods to secure supply such as bulk purchases, precious metal pool buys, blanket orders, and long term contracts. We believe that there are alternative suppliers or substitute products available for each of the materials we purchase at competitive prices.

COMPETITION

Our existing or potential competitors in our IMC business includes leading IMD manufacturers, such as Guidant, St. Jude Medical, Medtronic, Sorin / ELA and Biotronik which currently have vertically integrated operations and may expand their vertical integration capability in the future. Competitors also include independent suppliers who typically specialize in one type of component.

Our known non-vertically integrated competitors include the following:

Product Line                           Competitors

Medical batteries                      Litronik (a subsidiary of Biotronik)
                                       Eagle-Picher
                                       Quallion

Capacitors                             Critical Medical Components

Feedthroughs                           Alberox (subsidiary of
                                       The Morgan Crucible Co.  PLC)

EMI filtering                          AVX (subsidiary of Kyocera)
                                       Eurofarad

Enclosures                             Heraeus
                                       Hudson
                                       National Manufacturing

Commercial batteries/battery           Eagle-Picher
packs                                  Engineered Power
                                       Saft
                                       Tadiran
                                       Tracer Technologies
                                       Ultralife

Machined and molded                    Numerous
components

Value Added Assembly                   Numerous

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

As a component manufacturer, our medical products are not subject to regulation by the Food and Drug Administration ("FDA"). However, the FDA and related state and foreign governmental agencies regulate many of our customers' products as medical devices. In many cases, the FDA must approve those products prior to commercialization. We believe that our existing medical manufacturing plants comply with current Good Manufacturing Practices ("cGMP") as applicable.

We have five Master Files on record with the FDA. Master Files may be used to provide confidential detailed information about facilities, processes, or articles used in the manufacturing, processing, packaging, and storing of one or more medical device components. These submissions may be used by device manufacturers to support the premarket notification process required by Section 510(k) of the Federal Food Drug & Cosmetic Act. This notification process is necessary to obtain clearance from the FDA to market a device for human use in the United States.

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

EMPLOYEES

The following table provides a breakdown of employees by primary function as of December 31, 2004:

Manufacturing                                                   919
Research and development                                        116
General and administrative                                       92
Engineering                                                      82
Sales and marketing                                              16
                                                              -----
Total                                                         1,225
                                                              =====

We also employ a number of temporary employees to assist us with various projects and service functions and address peaks in staff requirements. Our employees are not represented by any union. We believe that we have a good relationship with our employees.

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

ITEM 2.  PROPERTIES

Our executive offices are located in Clarence, New York.

The following table sets forth information about all of our significant facilities as of December 31, 2004:


 Location                           Sq. Ft.       Own/Lease       Principal Use
 --------                           -------       ---------       -------------
 Alden, NY......................      125,000     Own             Future medical battery and capacitor manufacturing

 Amherst, NY....................       81,650     Own             Available for sale

 Clarence, NY...................       82,766     Own             Medical battery manufacturing and research,
                                                                  development and engineering ("RD&E")
 Clarence, NY...................       20,800     Own             Machining and assembly of components
 Clarence, NY...................       18,550     Lease           Machining and assembly of components
 Clarence, NY...................       45,306     Lease           Executive offices and warehouse
 Cheektowaga, NY................       35,509     Lease           Capacitor manufacturing and RD&E
 Canton, MA.....................       32,000     Own             Commercial battery manufacturing and RD&E

 Columbia, MD...................       30,000     Lease           Feedthrough and electrode manufacturing and RD&E

 Carson City, NV................       23,840     Own             EMI filtering manufacturing and RD&E
 Minneapolis, MN................       72,000     Own             Enclosure manufacturing and engineering
 Tijuana, Mexico................      144,000     Lease           Future value-add assembly

We believe these facilities are suitable and adequate for our current business.

ITEM 3.  LEGAL PROCEEDINGS

We are involved in various legal actions arising in the normal course of business. While we do not believe that the ultimate resolution of any such pending activities will have a material adverse effect on our consolidated results of operations, financial position, or cash flows, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact in the period in which the ruling occurs.

During 2002, a former non-medical customer commenced an action alleging that the Company had used proprietary information of the customer to develop certain products. We have meritorious defenses and are vigorously defending the case. No accrual for an adverse judgment has been made as such outcome is not deemed probable, the potential range of loss is between $0.0 and $1.7 million.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company's common stock trades on the New York Stock Exchange ("NYSE") under the symbol "GB." The following table sets forth, for the periods indicated, the high and low closing prices per share for the common stock as reported on the NYSE Composite Tape.

              2003                         High                   Low
              ----                        ------                 ------
              First Quarter               $29.77                 $23.50
              Second Quarter               37.25                  26.55
              Third Quarter                40.30                  35.37
              Fourth Quarter               43.05                  35.60

              2004
              ----
              First Quarter               $45.15                 $34.60
              Second Quarter               37.42                  23.10
              Third Quarter                27.10                  14.41
              Fourth Quarter               22.94                  15.30

As of March 9, 2004 there were 239 record holders of the Company's common stock. The Company Stock account included in our 401(k) Plan is considered one record holder for the purposes of this calculation. There are approximately 1,600 holders of Company stock in the 401(k) including active and former employees.

We have not paid cash dividends and currently intend to retain any earnings to further develop and grow our business.

The following table summarizes the information required by Item 703 of Regulation S-K for purchases of the Company's equity securities by the Company or any affiliated purchasers, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act, during the Company's fourth quarter:


                                                                                                 (d) Maximum number
                                                                   (c) Total number of         (or approximate value)
                                                                     shares (or units)        of shares (or units) that
                    a) Total number of                              purchased as part of        may yet be purchased
                    shares (or units)   (b) Average price paid       publicly announced          under the plans or
Period                  purchased         per share (or unit)       plans or programs                 programs
------------------ -------------------- -----------------------  -------------------------    -------------------------
November 2004              4,679(1)            $ 20.39                       N/A                          N/A
                   ==================== =======================  =========================    ==========================



(1) Includes 4,679 shares of Common Stock withheld from employees for payment of taxes due upon the vesting of restricted stock.

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

                                         December 31, (5)
Years ended                                2004 (4)            2003            2002 (3)        2001 (2)(6)     2000 (1)(6)
----------------------------------------------------------------------------------------------------------------------------
                                         (in thousands, except per share data)
Consolidated Statement of
Operations Data:

Sales                                        $ 200,119         $ 216,365         $ 167,296        $ 135,575        $ 97,790

Income (loss) before income taxes             $ 23,732          $ 33,316          $ 20,965         $ 13,778          $ (876)

Income (loss) per share
   Basic                                        $ 0.76            $ 1.10            $ 0.69           $ 0.44         $ (0.04)
   Diluted                                      $ 0.75  (7)       $ 1.05  (7)       $ 0.68           $ 0.43         $ (0.04)
----------------------------------------------------------------------------------------------------------------------------
Consolidated Balance Sheet Data:

Working capital                              $ 134,399         $ 170,455          $ 40,204         $ 61,596        $ 15,079

Total assets                                 $ 479,938         $ 438,243         $ 312,251        $ 283,520       $ 181,647

Long-term obligations                        $ 195,681         $ 178,994          $ 77,040         $ 61,397        $ 30,951






(1) In August 2000, we acquired the capital stock of BEI. These amounts include the results of operations of BEI subsequent to its acquisition.

(2) In June 2001, we acquired substantially all of the assets and liabilities of Sierra. These amounts include the results of operations of Sierra subsequent to its acquisition.

(3) In July 2002, we acquired the capital stock of Globe. These amounts include the results of operations of Globe subsequent to its acquisition.

(4) In March 2004, we acquired the capital stock of NanoGram. These amounts include the results of operations of NanoGram subsequent to its acquisition.

(5) The Company's fiscal year ends on the Friday closest to December 31. For clarity of presentation, the Company describes all periods as if the year-end is December 31. Fiscal 2002 contained 53 weeks.

(6) We adopted Statement of Financial Accounting Standards (SFAS) No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB 13, and Technical Corrections, at the beginning of fiscal year 2003. Under SFAS No. 145, we are no longer allowed to classify debt extinguishments as extraordinary items in our consolidated financial statements, subject to limited exceptions. Accordingly, amounts previously classified as extraordinary related to debt extinguishments in fiscal 2001and 2000 have been reclassified as components of income (loss) before income taxes.

(7) We adopted Emerging Issues Task Force (EITF) Issue 04-08, The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share, in the fourth quarter of 2004. Under EITF 04-08, we must include the effect of the conversion of our convertible subordinated notes in the calculation of diluted earnings per share using the if-converted method as long as the effect is dilutive. The impact on the full year 2003 was a $0.03 reduction in earnings per share from $1.08 to $1.05. There was no impact on the full year 2004. Diluted earnings per share for 2003 are restated to reflect the adoption of EITF 04-08.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YOU SHOULD READ THE FOLLOWING DISCUSSION AND ANALYSIS OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS REPORT.

Index

Our Business

          o    Our business
          o    Our customers
          o    Our CEO's view

Our Critical Accounting Estimates

          o    Inventories
          o    Goodwill and other indefinite lived assets
          o    Long-lived assets
          o    Provision for income taxes

Our Financial Results

          o    Results of operations table
          o    Fiscal 2004 compared to 2003
          o    Fiscal 2003 compared to 2002
          o    Liquidity and capital resources
          o    Off-balance sheet arrangements
          o    Contractual obligations
          o    Inflation
          o    Impact of recently issued accounting standards
          o    Subsequent events

Our Business

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

Our Customers

Our products are designed to provide reliable, long lasting solutions that meet the evolving requirements and needs of our customers and the end users of their products. Our medical customers include leading IMD manufacturers such as Guidant, St. Jude Medical, Medtronic, Biotronik, Cyberonics and the Sorin Group. A substantial part of our business is conducted with a limited number of customers. In 2004, Guidant, St. Jude Medical, and Medtronic collectively accounted for approximately 70% of our total sales. The nature and extent of our selling relationships with each CRM customer are different in terms of breadth of component products purchased, purchased product volumes, length of contractual commitment, ordering patterns, inventory management and selling prices. Our EPS customers are primarily companies involved in oil and gas exploration, military, oceanography and aerospace.

We have entered into long-term supply agreements with some of our customers. For each of our products, we recognize revenue when the products are shipped and title passes.

Our CEO's View

At the end of 2003 and the beginning of 2004, we gathered the relevant data and information on which to base our business forecast. Much of what constitutes the bulk of the forecasting process relates to communications with customers as well as our knowledge of historic and current industry trends. The forecasting process is inexact with some significant factors either unknown to us or out of our control. This was certainly the case in 2004 when the decision and sudden actions of a significant customer adversely affected our sales and our earnings. While a few isolated incidents did affect the 2004 results, it is also true that there were other more systemic contributing factors. Concentration of risk, with relatively few customers serving vertical markets, increased competition and price pressures all played a role and these factors are expected to continue into the future. This overview will detail our reactions to all of these influences and provide a summary of how we are addressing each one of these contributing factors.

         Concentration of Risk - We will be launching new products in 2005, and will also be providing important new services to expand our business with existing customers. We are also nurturing opportunities to work with new customers on development programs for components for totally new interventional cardiac rhythm therapies.

         Increased Competition - We have been the premier supplier of CRM device power in the form of batteries and capacitors. We have expanded that business to also include components that make up the vast majority of those found in a typical pacemaker and defibrillator. Device feedthrough components, EMI filters, hybrid molded header assemblies and enclosures are all part of our product line. Our current product portfolio offers leading technology in power sources and tantalum capacitors, and provides the opportunity for "bundling" these products with our new assembly capabilities to provide "single source solutions."

         Price Pressures - Technology leadership in a vacuum will not ensure success. Technology, no matter how advanced, must be priced to present the best value package to the customer. To that end we continue to implement sweeping changes in our facilities and processes. The execution of our Pre-Production Quality Assurance process ("PPQA"), with defined stage gates driven by strict adherence to Six-Sigma criteria ("Six Sigma" is a Motorola trademark), will speed the new product development process and add significant efficiencies to mature product production. Six Sigma is a quality methodology for eliminating defects in any process. The fundamental objective of the Six Sigma methodology is the implementation of a measurement-based strategy that focuses on process improvement and variation reduction. Along with these initiatives, we are excited to be commissioning two new manufacturing facilities that will provide enhanced capability for cost reduction. As part of our continuing efforts to improve our cost structure and manufacturing efficiencies, we will be undertaking two consolidation efforts in 2005. The first will be the consolidation of our capacitor and medical battery manufacturing operations into our newly constructed advanced power source manufacturing facility in Alden, NY. Also, we will be consolidating the work conducted at our Carson City, NV plant into the newly constructed Tijuana, Mexico value-add assembly facility. We believe we will then be well positioned to offer "best value" pricing to the market.

         Foundation for the Future - It is important to recognize that these processes and initiatives were started over the past few years as part of our broader strategic plan. They are the drivers at the very core of our strategy, which is to be the supplier of the highest quality, most technologically advanced and cost effective solutions for the industries we serve. This will certainly raise the expectations of a vital and growing industry and at the same time raise the bar for our competition.

In the near term however, in reaction to the unexpected reduction in sales during 2004, we began the difficult process of reducing our workforce to align our costs with our anticipated revenue for the year. It is vital to understand that this realignment was totally motivated and implemented after careful consideration on how to best achieve our already established near and long-term strategic goals. The flip side to the disappointing news is confirmation that the vast majority of our customers not only met, but actually exceeded our internal projections for sales growth in 2004.

In 2004 (and continuing into 2005), we witnessed an unprecedented flow of new products through the pipeline. One near term catalyst for growth is the introduction of our Q-Series medical batteries. Initially they will be available in two configurations - QHR (High Rate) and QMR (Medium Rate). These batteries hold the promise of unparalleled performance in a wide range of implantable device and neurostimulation applications and allow our customers to incorporate advanced power-hungry features into these devices. While companies typically announce new products that have modest improvements in form and/or function regularly, the Q-Series firmly establishes a new industry standard. It delivers advanced performance criteria to an industry that historically embraces new products. We believe the Q-Series will represent a major breakthrough by combining a smaller size with greater energy density (more power).

New products, as well as enhancements to existing products, were a big part of our story in 2004, and will continue to gain momentum and have positive impact in 2005 and beyond. In addition, 2004 was witness to still another watershed event that marks a unique achievement in our corporate history. In 2004 we entered into an agreement with Medtronic to provide device sub-assembly services. It allows us to add value beyond our traditional role as a provider of discrete components, while providing opportunities for cross-selling and "bundling" products and services. While at present we are working with Medtronic in this arena and are focused on CRM and neurostimulator assemblies, we feel confident in and are aggressively pursuing our options for similar agreements with other customers and products.

Our work with nanotechnology driven products demonstrates real potential for generating still more "milestone products" serving the CRM device market. The investment WGT made in acquiring proprietary nanotechnology in 2004 is expected to provide a springboard for the next major design/manufacturing/performance revolution in batteries and related products. As the word implies, "nano" unlocks the promise of smaller size, but just as significant it offers potential for enhanced product performance and manufacturability. Additionally, nano applications are not limited to batteries.

Our Critical Accounting Estimates

The preparation of financial statements in accordance with generally accepted accounting principles in the United States ("GAAP") requires management to make estimates and assumptions that affect reported amounts and related disclosures. The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements. Management considers an accounting estimate to be critical if:


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

-------------------------------------- ---------------------------------------------------- ---------------------------------------
Balance Sheet Caption / Nature of                                                           Effect of Variations on Key
Critical Estimate Item                 Assumptions / Approach Used                          Assumptions Used
-------------------------------------- ---------------------------------------------------- ---------------------------------------
Inventories                            Inventory standard costing requires complex          Variations in methods could have a
                                       calculations that include assumptions for overhead   material impact on the results.  If
Inventories are stated at the lower    absorption, scrap and sample calculations,           our demand forecast for specific
of cost, determined using the          manufacturing yield estimates and the                products is greater than actual
first-in, first-out method, or         determination of which costs are capitalizable.      demand and we fail to reduce
market.                                The valuation of inventory requires us to estimate   manufacturing output accordingly, we
                                       obsolete or excess inventory as well as inventory    could be required to record
                                       that is not of saleable quality.                     additional inventory reserves, which
                                                                                            would have a negative impact on our
                                                                                            gross margins.
-------------------------------------- ---------------------------------------------------- ---------------------------------------
Goodwill and other indefinite lived    We perform an annual review, or more frequently if   We make certain estimates and
assets                                 indicators of potential impairment exist, to         assumptions that affect the
                                       determine if the recorded goodwill and other         determination of the expected future
Goodwill is initially recorded when    indefinite lived assets are impaired.  We assess     cash flows from our goodwill and
the purchase price paid for an         these assets for impairment by comparing the fair    indefinite lived assets.  These
acquisition exceeds the estimated      value of the reporting units to their carrying       estimates and assumptions include
fair value of the net identified       value to determine if there is potential             sales growth projections, cost of
tangible and intangible assets         impairment.  If the fair value of a reporting unit   capital projections, and other key
acquired.  Other indefinite lived      is less than its carrying value, an impairment       indications of future cash flows.
assets such as trademark & names are   loss is recorded to the extent that the implied      Significant changes in these
considered unamortizing intangible     fair value of the goodwill within the reporting      estimates and assumptions could
assets as they are expected to         unit is less than its carrying value.  Fair values   create future impairment losses in
generate cash flows indefinitely.      for goodwill are determined based on discounted      either reporting unit.
These assets are subject to the        cash flows, market multiples or appraised values
estimation risks related to the        as appropriate.
purchase price allocation conducted
at acquisition.
-------------------------------------- ---------------------------------------------------- ---------------------------------------
Long-lived assets                       We assess the impairment of long-lived assets when  Estimation of the useful lives of
                                        events or changes in circumstances indicate that    assets that are long-lived requires
Property, plant and equipment,          the carrying value of the assets may not be         significant management judgment.
definite-lived intangible assets,       recoverable.  Factors that we consider in deciding  Events could occur, including changes
and other long-lived assets are         when to perform an impairment review include        in cash flow that would materially
carried at cost.  This cost is          significant under-performance of a business or      affect our estimates and assumptions
charged to depreciation or              product line in relation to expectations,           related to depreciation.  Unforeseen
amortization expense over the           significant negative industry or economic trends,   changes in operations or technology
estimated life of the operating         and significant changes or planned changes in our   could substantially alter the
assets primarily using straight-line    use of the assets.  Recoverability potential is     assumptions regarding the ability to
rates.  Long-lived assets acquired      measured by comparing the carrying amount of the    realize the return of our investment
through acquisition are subject to      asset to the related total future undiscounted cash in operating assets and therefore the
the estimation risks related to the     flows.  If an asset's carrying value is not         amount of depreciation expense to
initial purchase price allocation.      recoverable through related cash flows, the asset   charge against both current and
                                        is considered to be impaired.  Impairment is        future sales.  Also, as we make
                                        measured by comparing the asset's carrying amount   manufacturing process conversions and
                                        to its fair value, based on the best information    other factory planning decisions, we
                                        available, including market prices or discounted    must make subjective judgments
                                        cash flow analysis.  When it is determined that     regarding the remaining useful lives
                                        useful lives of assets are shorter than originally  of assets, primarily manufacturing
                                        estimated, and there are sufficient cash flows to   equipment and building improvements.
                                        support the carrying value of the assets, we
                                        accelerate the rate of depreciation in order to
                                        fully depreciate the assets over their new shorter
                                        useful lives.

-------------------------------------- ---------------------------------------------------- ---------------------------------------

-------------------------------------- ---------------------------------------------------- ---------------------------------------
Balance Sheet Caption / Nature of                                                           Effect of Variations on Key
Critical Estimate Item                 Assumptions / Approach Used                          Assumptions Used
-------------------------------------- ---------------------------------------------------- ---------------------------------------
Provision for Income Taxes             In relation to recording the provision for income    Changes could occur that would
                                       taxes, management must estimate the future tax       materially affect our estimates and
In accordance with the liability       rates applicable to the reversal of tax              assumptions regarding deferred
method of accounting for income        differences, make certain assumptions regarding      taxes.  Changes in current tax laws
taxes specified in Statement of        whether tax differences are permanent or temporary   and tax rates could affect the
Financial Accounting Standards No.     and the related time of expected reversal.  Also,    valuation of deferred tax assets and
109, Accounting for Income Taxes,      estimates are made as to whether taxable operating   liabilities, thereby changing the
the provision for income taxes is      income in future periods will be sufficient to       income tax provision.  Also,
the sum of income taxes both           fully recognize any gross deferred tax assets.  If   significant declines in taxable
currently payable and deferred.  The   recovery is not likely, we must increase our         income could materially impact the
changes in deferred tax assets and     provision for taxes by recording a valuation         realizable value of deferred tax
liabilities are determined based       allowance against the deferred tax assets that we    assets.  At December 31, 2004 we had
upon the changes in differences        estimate will not ultimately be recoverable.         $3.6 million of deferred tax assets
between the basis of assets and        Alternatively, we may make estimates about the       on our balance sheet.  A 1% increase
liabilities for financial reporting    potential usage of deferred tax assets that          in the effective tax rate would
purposes and the basis of assets and   decrease our valuation allowances.  As of December   increase the current year provision
liabilities as measured by the         31, 2004, the Company has recorded a valuation       by $237,000, reducing fully diluted
enacted tax rates that management      allowance of $2.7 million against potential          earnings per share by $0.01 based on
estimates will be in effect when the   non-utilizable deferred tax assets.                  shares outstanding at December 31,
differences reverse.                                                                        2004.
                                       In addition, the calculation of our tax
                                       liabilities involves dealing with uncertainties in
                                       the application of complex tax regulations.  We
                                       recognize liabilities for anticipated tax audit
                                       issues in the U.S. and other tax jurisdictions
                                       based on our estimate of whether, and the extent
                                       to which, additional taxes will be due.  If we
                                       ultimately determine that payment of these amounts
                                       is unnecessary, we reverse the liability and
                                       recognize a tax benefit during the period in which
                                       we determine that the liability is no longer
                                       necessary.  We record an additional charge in our
                                       provision for taxes in the period in which we
                                       determine that the recorded tax liability is less
                                       than we expect the ultimate assessment to be.
-------------------------------------- ---------------------------------------------------- ---------------------------------------

Our Financial Results

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The commentary that follows should be read in conjunction with our consolidated financial statements and related notes.

We utilize a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31st. For clarity of presentation, the Company describes all periods as if the year-end is December 31st. Fiscal 2002 included 53 weeks.


Results of Operations                          Year ended December 31,                2004 - 2003               2003 - 2002
                                                                                     $          %            $           %
In thousands, except per share data           2004       2003       2002          Change     Change       Change      Change
----------------------------------------------------------------------------    -------------------------------------------------
IMC
   ICD batteries                             $ 35,646    $ 41,494   $28,518       $ (5,848)     -14%       $12,976       46%
   Pacemaker and other batteries               19,494      24,578    21,692         (5,084)     -21%         2,886       13%
   ICD capacitors                              21,981      31,668    24,679         (9,687)     -31%         6,989       28%
   Feedthroughs                                47,387      48,257    36,378           (870)      -2%        11,879       33%
   Enclosures                                  21,709      24,742    10,845         (3,033)     -12%        13,897      128%
   Other                                       26,438      19,482    19,789          6,956       36%          (307)      -2%
                                           ---------------------------------    ---------------------   ---------------------
Total IMC                                     172,655     190,221   141,901        (17,566)      -9%        48,320       34%
EPS                                            27,464      26,144    25,395          1,320        5%           749        3%
                                           ---------------------------------    ---------------------   ---------------------
Total sales                                   200,119     216,365   167,296        (16,246)      -8%        49,069       29%
Cost of sales                                 119,397     126,537    96,398         (7,140)      -6%        30,139       31%
                                           ---------------------------------    ---------------------   ---------------------
Gross profit                                   80,722      89,828    70,898         (9,106)     -10%        18,930       27%
Gross margin                                     40.3%       41.5%     42.4%                   -1.2%                   -0.9%

Selling, general, and administrative
 expenses                                      26,719      30,384    24,369         (3,665)     -12%         6,015       25%
SG&A as a % of sales                             13.4%       14.0%     14.6%                   -0.7%                   -0.5%

Research, development and engineering
  costs, net ("RD&E")                          18,476      16,991    14,440          1,485        9%         2,551       18%

RD&E as a % of sales                              9.2%        7.9%      8.6%                    1.4%                   -0.8%

Intangible amortization                         4,002       3,217     3,702            785       24%          (485)     -13%
Other operating expense                         4,585       1,036     2,481          3,549      343%        (1,445)     -58%
                                           ---------------------------------    ---------------------   ---------------------
Operating income                               26,940      38,200    25,906        (11,260)     -29%        12,294       47%
Operating margin                                13.5%       17.7%     15.5%                    -4.2%                    2.2%

Interest expense                                4,535       4,101     3,752            434       11%           349        9%
Interest income                                (1,235)       (702)     (442)          (533)      76%          (260)      59%
Other (income) expense, net                       (92)      1,485     1,631         (1,577)    -106%          (146)      -9%
Provision for income taxes                      7,475      10,028     6,604         (2,553)     -25%         3,424       52%
Effective tax rate                              31.5%       30.1%     31.5%                     1.4%                   -1.4%
                                           ---------------------------------    ---------------------   ---------------------
Net income                                   $ 16,257    $ 23,288   $14,361       $ (7,031)     -30%       $ 8,927       62%
                                           =================================    =====================   =====================
Net margin                                       8.1%       10.8%      8.6%                    -2.6%                    2.2%

Diluted earnings per share                     $ 0.75      $ 1.05    $ 0.68        $ (0.30)     -29%        $ 0.37       54%


FISCAL 2004 COMPARED WITH FISCAL 2003

Sales

IMC. The nature and extent of our selling relationship with each CRM customer is different in terms of component products purchased, selling prices, product volumes, ordering patterns and inventory management. We have pricing arrangements with our customers that many times do not specify minimum order quantities. Our visibility to customer ordering patterns is over a relatively short period of time. Our customers may have inventory management programs and alternate supply arrangements of which we are unaware. Additionally, the relative market share among the CRM device manufacturers changes periodically. Consequently, these and other factors can significantly impact our sales in any given period.

Volume accounted for approximately 7% of the 9% decrease in IMC sales, primarily due to lower demand by a major customer for wet tantalum capacitors. Total sales to this customer declined by $27.0 million in comparison to 2003. Sales to other customers increased by 11% over 2003. The balance of the decrease (2%) was attributable to lower selling prices. We believe that pricing pressures will continue into the near future. The decrease in volume of batteries and capacitors was partially offset by increased volume of other IMC products, primarily coated components. The overall markets for CRM and Neuro are expected to experience double-digit growth for the next three to five years.

EPS. Similar to IMC customers, we have pricing arrangements with our customers that many times do not specify minimum quantities. Our visibility to customer ordering patterns is over a relatively short period of time. The 5% increase in EPS sales is due to volume, resulting from increased demand in the oil and gas market both domestically and internationally.

Gross profit

The 120 basis point decrease in gross margin was primarily due to the following factors:

          a.   Lower IMC selling prices: 200 basis points; and

          b. Increased period costs resulting from excess capacity at our wet tantalum capacitor manufacturing plant: 100 basis points.

          c. Savings instituted during the year: (180) basis points, primarily scrap reductions.

SG&A expenses

The realignment of management resources resulted in a $3.4 million reduction in allocated costs to SG&A. Expenses also decreased as a result of cost savings initiatives instituted mid-year including incentive compensation reductions of approximately $1.0 million. These savings were partially offset by costs of approximately $1.0 million associated with Sarbanes-Oxley compliance. The remaining $0.3 million of expenses were comprised of individually insignificant items.

RD&E expenses

Expenses prior to reimbursements increased by $4.4 million. The main causes of this increase include additional costs related to the Chief Technology Officer position ($.9 million), additional development project expenses ($1.3 million) and the balance was primarily due to the acquisition of NanoGram in March 2004. These costs were offset by an increase in development efforts for projects where the company is reimbursed for achieving certain development milestones. The increase in reimbursements amounted to approximately $3.0 million. We expect to maintain our spending on RD&E at a level that will support the new technologies demanded by the customers we serve.

Amortization expense

The increase primarily reflects the impact of the additional intangible amortization resulting from the NanoGram acquisition. The amortization of the NanoGram intangibles amounts to approximately $1.1 million in 2004. There was also a $0.2 million reduction in expense as certain definite lived intangibles were fully amortized during 2003.

Other operating expense

The 2004 amount comprised the following:

          a. $2.0 million associated with patents acquired in the second quarter. These patents cover how capacitors are used in an ICD. Although management believes the patents could have been successfully challenged in court proceedings, a decision was made to acquire the patents and remove this as a potential obstacle for existing customers to more fully adopt wet tantalum technology and for potential customers to initially adopt the technology;

          b. $0.8 million related to severance cost from a 7% mid-year reduction in workforce;

          c. $0.9 million related to costs associated with the start-up of Tijuana facility; and

          d.   $0.8 million primarily related to various asset disposals.

Interest expense and interest income

Interest expense increased due to the addition of $90.0 million in interest-bearing debt in May of 2003 resulting from the issuance of the convertible subordinated notes.

Interest income increased as the issuance of the convertible subordinated notes provided additional funds that are being invested on a short-term basis.

Provision for income taxes

Our effective tax rate increased primarily due to the recording of a valuation allowance against certain New York State deferred tax assets. Based on managements' review, after considering both the positive and negative support, it was determined that certain tax assets primarily investment tax credits and employees incentive credits were not considered to be more likely than not to be realized. The tax provision increase related to the valuation allowance was $2.2 million.

Our effective tax rate is below the United States statutory rate primarily as a result of federal and state tax credits (3.3%), and the Extraterritorial Income Exclusion ("ETI") for 2004 of (4.2%). The American Jobs Creation Act of 2004 (P.L. 108-357) ("the Act") signed into law on October 22, 2004 repeals the ETI after December 31, 2004, and creates new tax incentives for a broad spectrum of taxpayers. We have not completed a full assessment on how this law change will impact the Company due to the potential changes in our manufacturing locations.




FISCAL 2003 COMPARED WITH FISCAL 2002

The increase in total sales for 2003 included a full year of sales of Globe, which we acquired in July 2002. The Globe acquisition added $14.0 million, $3.7 million, and $1.8 million to sales, gross profit, and operating expenses respectively in 2003 compared to 2002.

Sales

IMC. The sales growth for IMC was led by sales of ICD batteries reflecting the strength of this market. In addition, capacitor and components sales increased substantially over last year. Substantially all of the sales changes during 2003 were attributable to volume and sales mix. Looking at our overall sales mix, CRM product sales increased over 2002 and represented 83% of our overall product mix, up from 80% in 2002.

EPS. Commercial sales increased modestly from a slight rise in volume of orders from oil and gas customers.

Gross profit

The following factors contributed to an approximately a 310 basis point decline in the gross margin between 2003 and 2002:

          a.   Consolidation of EPS plants: 50 basis points;
          b.   Start-up costs from lean manufacturing: 50 basis points;
          c.   Inclusion of enclosure products: 100 basis points;
          d.   Hiring of new plant management personnel: 40 basis points; and
          e. Changes in selling prices for certain medical components: 70 basis points.

SG&A expenses

Expenses increased in absolute dollars, but declined as a percent of sales due to improved operating leverage. The $6.0 million increase in SG&A was comprised of the following factors:

          a.   Incentive compensation and profit sharing expense: $1.0 million;
          b.   Incremental senior management related expenses: $2.0 million;
          c.   Corporate spending for information technology: $2.0 million; and
          d.   All other SG&A comprised of individually insignificant items:
               $1.0 million.

RD&E expenses

Expenses increased in absolute dollars, but decreased as a percent of sales as sales growth outpaced spending. The increase in RD&E was comprised primarily of the $1.8 million of expenses for the development of our QHR high rate battery product.

Amortization expense

The reduction in intangible amortization reflects the impact of the sale of certain intangible assets of the ceramic capacitor product line that was part of the Sierra-KD components acquisition in 2003. In addition, one of the patent licenses for wet tantalum capacitors was fully amortized during 2002.

Other operating expense

The 2003 amount is primarily attributable to the write-down of a manufacturing facility that became available for sale as the result of a decision to purchase an additional manufacturing facility in New York.

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

The ETI provided approximately $1.0 million of tax benefit in 2003.

Liquidity and Capital Resources

Our principal sources of liquidity are our operating cash flow combined with our working capital of $134.4 million at December 31, 2004 and our unused $20 million credit line with our lending syndicate. Historically we have generated cash from operations sufficient to meet our capital expenditure and debt service needs, other than for acquisitions. At December 31, 2004, our current ratio was 5.8:1, so short-term liquidity is not a concern to management at this time.

The Company regularly engages in discussions relating to potential acquisitions and may announce an acquisition transaction at any time. However, no active negotiations are presently being conducted.

Operating activities

In all years presented significant positive cash flows from operating activities were achieved. Net cash provided by operating activities exceeded the combination of net income, depreciation and amortization due to the favorable cash flow impact of deferred taxes. Over the three-year period, changes in operating assets and liabilities amounted to a net use of cash of approximately $5.0 million.

Investing activities

Capital spending of $38.4 million in 2004 was significantly higher than historical expenditure levels. The majority of the current year spending was for the following:

          a. New medical power manufacturing plant in Alden, NY ($22.1 million);
          b.   Oracle ERP system ($5.0 million); and
          c.   New assembly plant in Tijuana, Mexico ($4.6 million).

 In comparison, we spent $11.9 million in 2003, which was primarily related to normal maintenance capital.

In March 2004, we purchased NanoGram for approximately $45.7 million. The most significant elements of the purchase price allocation were to patented and unpatented technology and goodwill. NanoGram has a strong intellectual property position around the laser pyrolysis process and accordingly a significant allocation was made to these assets. The cost will be amortized over the remaining estimated useful life of 11.5 years. For 2004 the amortization expense was approximately $0.1 million per month. The residual amount of the allocation of $35.1 million went to goodwill, which is not amortized but rather subject to periodic testing for impairment. Pursuant to the valuation we obtained, the status of the NanoGram technology was sufficiently advanced such that technical feasibility requirements were met at the acquisition date; consequently, no in-process R&D charge was recorded.

NanoGram was a materials research and development company focused on developing nanoscale materials for use in various battery and potentially other medical device applications. The primary purpose of this acquisition is to provide us with additional intellectual property as well as additional research and development capabilities. NanoGram is now referred to as our Advanced Research Laboratory. Since the primary function of this operation is research and development, all costs are appropriately classified in that category. No sales revenue was attributable to this acquisition in 2004.

In 2002, approximately $47.1 million was spent related to the acquisition of Globe. Globe was a manufacturer of precision titanium enclosures for IMDs. Globe was acquired to further broaden our product offerings to include enclosures.

Approximately $9.0 million of short-term investments were converted to cash during the year.


Financing activities

During 2003, we successfully completed a $170.0 million convertible subordinated notes offering. The proceeds of this offering were utilized to repay $85.0 million in long-term debt that was previously outstanding.

Capital Structure

At December 31, 2004, our capital structure consisted primarily of $170.0 million of convertible subordinated notes and our 21.4 million shares of common stock outstanding. We have in excess of $92.0 million in cash, cash equivalents and short-term investments and are in a position to facilitate future acquisitions if necessary. We are also authorized to issue 100 million shares of common stock and 100 million shares of preferred stock. The market value of our outstanding common stock since our IPO has exceeded our book value and the average daily trading volume of our common stock has also increased; accordingly, we believe that if needed we can access public markets to sell additional common or preferred stock assuming conditions are appropriate.

Our capital structure allows us to support our internal growth and provides liquidity for corporate development initiatives. The current expectation for 2005 is that capital spending is expected to be in the range of $30.0 million to $35.0 million, primarily due to the build-out of the advanced manufacturing facility ($11.0 million), our value-add assembly plant ($10.0 million), and normal maintenance capital expenditures.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements within the meaning of Item 303(a)(4) of Regulation S-K.

Litigation

We are a party to various legal actions arising in the normal course of business. While we do not believe that the ultimate resolution of any such pending activities will have a material adverse effect on our consolidated results of operations, financial position, or cash flows, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact in the period in which the ruling occurs.

Contractual Obligations

The following table summarizes our significant contractual obligations at December 31, 2004, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

                                ------------------------------------------------
                                           Less than   1-3      3-5    More than
CONTRACTUAL OBLIGATIONS            Total    1 year    years    years    5 years
--------------------------------------------------------------------------------
Long-Term Debt Obligations (a):
   Convertible Debentures       $ 170,000  $      -  $     -  $     -  $ 170,000
   Capital Lease Obligations        1,652     1,000      652        -          -
Operating Lease Obligations (b)    11,466     2,350    3,651    2,652      2,813
Purchase Obligations (c)           10,051    10,051        -        -          -
                                ------------------------------------------------
Total                           $ 193,169  $ 13,401  $ 4,303  $ 2,652  $ 172,813
                                ================================================

(a) The current portion of these liabilities is included. Amounts do not include imputed interest. The annual interest expense on the convertible debentures is 2.25%, or $3.8 million. See Note 9 - Debt of the Notes to the Consolidated Financial Statements in this Form 10-K for additional information about our long-term obligations.

(b) See Note 16 - Commitments and Contingencies of the Notes to the Consolidated Financial Statements in this Form 10-K for additional information about our operating lease obligations.

(c) Purchase orders or contracts for the purchase of raw materials and other goods and services are not included in the table above. For the purposes of this table, contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase orders are normally based on our current manufacturing needs and are fulfilled by our vendors within short time horizons. We enter into blanket orders with vendors that have preferred pricing and terms, however these orders are normally cancelable by us without penalty. We do not have significant agreements for the purchase of raw materials or other goods specifying minimum quantities or set prices that exceed our expected requirements in the short-term. We also enter into contracts for outsourced services; however, the obligations under these contracts were not significant and the contracts generally contain clauses allowing for cancellation without significant penalty. During 2004, the Company commenced the build out of its medical battery and capacitor manufacturing facility in Alden, NY and its value-add manufacturing facility in Tijuana, Mexico. These facilities will enable the Company to further consolidate its operations and implement state of the art manufacturing capabilities at both locations. The contractual obligations for construction of these facilities is $10.0 million and will be financed by existing, or internally generated cash.

Inflation

We do not believe that inflation has had a significant effect on our operations.

Impact of Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R). This statement is a revision of SFAS 123, Accounting for Stock-Based Compensation, and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award, or over the period that a performance measure is expected to be met. We will adopt SFAS 123(R) on July 2, 2005, requiring compensation cost to be recorded as expense for the portion of the outstanding unvested awards, based on the grant-date fair value of those awards calculated using the Black-Scholes option pricing model currently used under SFAS 123 for proforma disclosures. Based on unvested options currently outstanding, the effect of adopting SFAS 123(R) will reduce our net income by approximately $1.4 million in the second half of 2005.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (SFAS No. 151). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, handling costs and wasted material (spoilage). Among other provisions, the new rule requires that such items be recognized as current-period charges, regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. We do not expect that adoption of SFAS No. 151 will have a material effect on its consolidated financial position, consolidated results of operations, or liquidity.

Subsequent Events

On February 23, 2005 we announced our intent to consolidate our medical capacitor manufacturing operations, currently in Cheektowaga, NY, and the implantable medical battery manufacturing operations, currently in Clarence, NY, into the advanced power source manufacturing facility in Alden, NY. We will also consolidate the capacitor research, development and engineering operations from the Cheektowaga, NY, facility into the existing implantable medical battery research, development, and engineering operations in Clarence, NY.

The total cost estimated for these consolidation efforts is anticipated to be between $3.5 and $4.0 million. We expect to incur this additional expense over the next four fiscal quarters. The major categories of costs to be incurred, which will primarily be cash expenditures, include the following:

o    Production inefficiencies and revalidation - $1.5 to $1.7 million;

o    Training - $0.6 to $0.7 million;

o    Moving and facility closures - $0.9 million to $1.0 million; and

o    Infrastructure - $0.5 to $0.6 million

On March 7, 2005 we announced our intent to close the Carson City, NV facility and consolidate the work performed at Carson City into the Tijuana, Mexico facility.

The total estimated cost for this facility consolidation plan is anticipated to be between $4.5 million and $5.4 million. We expect to incur this additional cost over the next four fiscal quarters. The major categories of costs to be incurred include the following:

o    Costs related to the shut-down of the Carson City facility:
     a.   Severance and retention - $1.4 to $1.6 million;
     b.   Accelerated depreciation - $0.5 to $0.6 million; and
     c.   Other - $0.6 to $0.7 million

o    Costs related to the move and consolidation of work into Tijuana:
     a.   Production inefficiencies and revalidation - $0.4 to $0.5 million;
     b.   Relocation and moving expenses - $0.3 to $0.5 million;
     c. Personnel costs (including travel, training and duplicate wages) - $1.0 to $1.1 million; and
     d.   Other - $0.3 to $0.4 million

All categories of costs are considered to be future cash expenditures, except accelerated depreciation.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

Under our existing line of credit any borrowings bear interest at fluctuating market rates. At December 31, 2004, we did not have any borrowings outstanding under our line of credit and thus no interest rate sensitive financial instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements of our Company and report of the independent registered public accounting firm thereon are set forth below.

     Report of Independent Registered Public Accounting Firm

     Consolidated Balance Sheet as of December 31, 2004 and 2003.

     Consolidated Statement of Operations for the years ended December 31, 2004, 2003 and 2002.

     Consolidated Statement of Cash Flows for the years ended December 31, 2004, 2003 and 2002.

     Consolidated Statement of Stockholders' Equity for the years ended December 31, 2004, 2003 and 2002.

     Notes to Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
Wilson Greatbatch Technologies, Inc.
Clarence, New York

We have audited the accompanying consolidated balance sheets of Wilson Greatbatch Technologies, Inc. and subsidiaries (the "Company") as of December 31, 2004 and January 2, 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Wilson Greatbatch Technologies, Inc. and subsidiaries as of December 31, 2004 and January 2, 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Buffalo, New York
March 15, 2005

                      WILSON GREATBATCH TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEET
                                 (In thousands)
--------------------------------------------------------------------------------
ASSETS                                                         December 31,
                                                            2004          2003
Current assets:
 Cash and cash equivalents                               $  89,473    $ 119,486
 Short-term investments                                      2,759       11,559
 Accounts receivable, net                                   24,288       23,726
 Inventories                                                34,027       28,598
 Prepaid expenses and other current assets                   1,037        3,591
 Refundable income taxes                                     3,673          583
 Deferred income taxes                                       3,622        3,163
 Asset available for sale                                    3,600        3,658
                                                         ----------   ----------
    Total current assets                                   162,479      194,364

Property, plant, and equipment, net                         92,210       63,735
Intangible assets, net                                      63,984       51,441
Goodwill                                                   156,772      119,521
Deferred income taxes                                            -        2,896
Other assets                                                 4,493        6,286
                                                         ----------   ----------
Total assets                                             $ 479,938    $ 438,243
                                                         ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                        $   8,971    $   4,091
 Accrued expenses and other current liabilities             18,109       18,968
 Current portion of long-term debt                           1,000          850
                                                         ----------   ----------
    Total current liabilities                               28,080       23,909

Long-term debt, net of current portion                         652          928
Convertible subordinated notes                             170,000      170,000
Deferred income taxes                                       25,029        7,251
Other long-term liabilities                                      -          815
                                                         ----------   ----------
    Total liabilities                                      223,761      202,903
                                                         ----------   ----------

Commitments and contingencies (Note 16)

Stockholders' equity:
 Preferred stock                                                 -            -
 Common stock                                                   21           21
 Additional paid-in capital                                212,131      207,969
 Deferred stock-based compensation                            (833)      (1,185)
 Treasury stock, at cost                                       (95)        (179)
 Retained earnings                                          44,971       28,714
 Accumulated other comprehensive income                        (18)           -
                                                         ----------   ----------
    Total stockholders' equity                             256,177      235,340
                                                         ----------   ----------
Total liabilities and stockholders' equity               $ 479,938    $ 438,243
                                                         ==========   ==========

The accompanying notes are an integral part of these consolidated financial statements

                      WILSON GREATBATCH TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (In thousands except per share amounts)
--------------------------------------------------------------------------------

                                                     Year Ended December 31,
                                                   2004       2003       2002

Sales                                           $ 200,119  $ 216,365  $ 167,296
Cost of sales                                     119,397    126,537     96,398
                                                ---------- ---------- ----------
   Gross profit                                    80,722     89,828     70,898
Selling, general and administrative expenses       26,719     30,384     24,369
Research, development and engineering costs, net   18,476     16,991     14,440
Amortization of intangible assets                   4,002      3,217      3,702
Other operating expense, net                        4,585      1,036      2,481
                                                ---------- ---------- ----------
   Operating income                                26,940     38,200     25,906
Interest expense                                    4,535      4,101      3,752
Interest income                                    (1,235)      (702)      (442)
Other (income) expense, net                           (92)     1,485      1,631
                                                ---------- ---------- ----------
   Income before income taxes                      23,732     33,316     20,965
Provision for income taxes                          7,475     10,028      6,604
                                                ---------- ---------- ----------
   Net income                                   $  16,257  $  23,288  $  14,361
                                                ========== ========== ==========

Earnings per share:
   Basic                                        $    0.76  $    1.10  $    0.69
   Diluted                                      $    0.75  $    1.05  $    0.68

Weighted average shares outstanding:
   Basic                                           21,358     21,149     20,941
   Diluted                                         25,759     24,026     21,227

The accompanying notes are an integral part of these consolidated financial statements

                      WILSON GREATBATCH TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
----------------------------------------------------------------------------------------
                                                           Year Ended December 31,
                                                        2004         2003        2002
Cash flows from operating activities:
 Net income                                          $  16,257    $  23,288    $ 14,361
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation and amortization                        14,835       13,179      12,100
   Stock-based compensation                              3,312        3,306       3,667
   Early extinguishment of debt                              -        1,487           -
   Write-off of noncompete agreement                         -            -       1,723
   Write-off of investment in unrelated company              -            -       1,547
   Deferred income taxes                                12,203        4,578       3,765
   Loss on disposal of assets                            1,177        1,036         758
Changes in operating assets and liabilities:
 Accounts receivable                                      (563)      (4,416)       (379)
 Inventories                                            (5,429)       5,822      (2,752)
 Prepaid expenses and other current assets               2,780        2,335      (1,450)
 Accounts payable                                        4,763       (1,635)     (1,685)
 Accrued expenses and other current liabilities         (1,149)       5,797      (2,972)
 Income taxes                                           (3,020)          24        (873)
                                                     ----------   ----------   ---------
     Net cash provided by operating activities          45,166       54,801      27,810
                                                     ----------   ----------   ---------

Cash flows from investing activities:
 Sale (purchase) of short-term investments               9,059      (11,559)          -
 Acquisition of property, plant and equipment          (38,444)     (11,925)    (20,501)
 Proceeds from sale of property, plant and
  equipment and other assets                                67        2,734          14
 Decrease (increase) in other assets                        23          107      (1,459)
 Acquisition of subsidiary, net                        (45,716)           -     (47,124)
                                                     ----------   ----------   ---------
     Net cash used in investing activities             (75,011)     (20,643)    (69,070)
                                                     ----------   ----------   ---------

Cash flows from financing activities:
 Proceeds from issuance of long-term debt                    -      170,000      32,000
 Principal payments of long-term debt                        -      (85,000)    (29,880)
 Principal payments of capital lease obligations        (1,278)        (434)          -
 Payment of debt issue costs                                 -       (4,535)          -
 Issuance of common stock                                1,205          868         476
 Net repurchase of treasury stock                          (95)        (179)          -
                                                     ----------   ----------   ---------
     Net cash provided by financing activities            (168)      80,720       2,596
                                                     ----------   ----------   ---------
Net (decrease) increase in cash and cash equivalents   (30,013)     114,878     (38,664)
Cash and cash equivalents, beginning of year           119,486        4,608      43,272
                                                     ----------   ----------   ---------
Cash and cash equivalents, end of year               $  89,473    $ 119,486    $  4,608
                                                     ==========   ==========   =========

The accompanying notes are an integral part of these condensed consolidated financial statements

               WILSON GREATBATCH TECHNOLOGIES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In thousands)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                Retained    Accumulated      Total
                                         Common Stock  Additional  Deferred    Treasury Stock   Earnings       Other         Stock-
                                        --------------  Paid in  Stock Based  ----------------(Accumulated Comprehensive    holder's
                                        Shares  Amount  Capital  Compensation  Shares  Amount    Deficit)     Income         Equity

Balance, December 31, 2001              20,983      21  200,880            -      195  (3,122)     (8,935)            -     188,844

 Exercise of stock options                  67       -      519            -        -       -           -             -         519
 Shares contributed to ESOP                  -       -      761            -     (140)  2,254           -             -       3,015
 Common stock issuance expenses              -       -      (39)           -        -       -           -             -         (39)
 Reissuance of treasury stock                -       -        9            -       (1)      5           -             -          14
 Tax benefit of stock option exercises       -       -      149            -        -       -           -             -         149
 Net income                                  -       -        -            -        -       -      14,361             -      14,361
                                        ------- ------ --------- ------------ -------- ------- ----------- -------------  ----------
Balance, December 31, 2002              21,050      21  202,279            -       54    (863)      5,426             -     206,863

 Shares contributed to ESOP                 90       -    2,804            -      (54)    863           -             -       3,667
 Exercise of stock options                  77       -      868            -        -       -           -             -         868
 Stock-based compensation                   14       -        -          583        -       -           -             -         583
 Restricted stock issued                     -       -    1,768       (1,768)       -       -           -             -           -
 Tax benefit of stock option exercises       -       -      250            -        -       -           -             -         250
 Purchase of treasury stock                  -       -        -            -        5    (179)          -             -        (179)
 Net income                                  -       -        -            -        -       -      23,288             -      23,288
                                        ------- ------ --------- ------------ -------- ------- ----------- -------------  ----------
Balance, December 31, 2003              21,231      21  207,969       (1,185)       5    (179)     28,714             -     235,340

 Exercise of stock options                 100       -    1,200            -        -       -           -             -       1,200
 Shares contributed to ESOP                 66       -    2,571            -       (4)    152           -             -       2,723
 Restricted stock issued                     -       -      349         (349)       -       -           -             -           -
 Tax benefit of stock option exercises       -       -      123            -        -       -           -             -         123
 Restricted stock forfeitures                -       -      (85)          85        -       -           -             -           -
 Stock-based compensation                   14       -        4          616       (1)     27           -             -         647
 Purchase of treasury stock                  -       -        -            -        5     (95)          -             -         (95)
 Net income                                  -       -        -            -        -       -      16,257             -      16,257
 Unrealized losses on available-for-sale
  securities                                 -       -        -            -        -       -           -           (18)        (18)
                                                                                                                          ----------
 Total comprehensive income                  -       -        -            -        -       -           -             -      16,239
                                        ------- ------ --------- ------------ -------- ------- ----------- -------------  ----------
Balance, December 31, 2004              21,411      21  212,131         (833)       5     (95)     44,971           (18)    256,177
                                        ======= ====== ========= ============ ======== ======= =========== =============  ==========

The accompanying notes are an integral part of these consolidated financial statements.

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

     Short-term Investments - Short-term investments are comprised of municipal bonds acquired with maturities that exceed three months and are less than one year at the time of acquisition and equity securities classified as available-for-sale. Available-for-sale securities are carried at fair value with the unrealized gain or loss, net of tax, reported in other comprehensive income. Securities that the Company has the ability and positive intent to hold to maturity are accounted for as held-to-maturity securities and are carried at amortized cost. The cost of securities sold is based on the specific identification method. Unrealized losses considered to be other than temporary during the period are recognized in current earnings.

     Fair Value of Financial Instruments - The carrying amount of financial instruments, including cash and cash equivalents, trade receivables and accounts payable, approximated their fair value as of December 31, 2004 and 2003 because of the relatively short maturity of these instruments.

     Inventories - Inventories are stated at the lower of cost, determined using the first-in, first-out method, or market.

     Assets Available for Sale - Assets available for sale are accounted for at the lower of the carrying amount or each asset's estimated fair value less costs to sell. Fair value is determined at prevailing market conditions or appraisals as needed. At December 31, 2003, the Company classified its Amherst, NY facility as held for sale. The Company recorded impairment for $0.06 million for the year ended December 31, 2004. The Company continues to pursue disposition of its held for sale asset, however there can be no assurance if or when a sale will be completed or whether such sale will be completed on terms that will enable the Company to realize the full carrying value of the asset.

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

     Impairment of Long-lived Assets - The Company assesses the impairment of long-lived assets when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Factors that are considered in deciding when to perform an impairment review include significant under-performance of a business or product line in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the assets. Recoverability potential is measured by comparing the carrying amount of the asset to the related total future undiscounted cash flows. If an asset's carrying value is not recoverable through related cash flows, the asset is considered to be impaired. Impairment is measured by comparing the asset's carrying amount to its fair value, based on the best information available, including market prices or discounted cash flow analysis. When it is determined that useful lives of assets are shorter than originally estimated, and there are sufficient cash flows to support the carrying value of the assets, the rate of depreciation is accelerated in order to fully depreciate the assets over their new shorter useful lives. There was no impairment of long-lived assets in 2002, 2003 or 2004.

     Goodwill - Goodwill and trademark and names are not amortized but are periodically tested for impairment.

     The Company assesses goodwill for impairment by comparing the fair value of the reporting units to their carrying amounts on an annual basis, or more frequently if certain events occur or circumstances change, to determine if there is potential impairment. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the goodwill within the reporting unit is less than its carrying value. Fair values for goodwill are determined based on discounted cash flows, market multiples or appraised values as appropriate. The Company has determined that, based on the goodwill impairment test, no impairment of goodwill and other indefinite-lived intangible assets has occurred. Note 17 - Business Segment information contains an analysis of goodwill by segment.

     Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentration of credit risk consist principally of trade receivables. A significant portion of the Company's sales are to three customers, all in the medical device industry, and, as such, the Company is directly affected by the condition of those customers and that industry. However, the credit risk associated with trade receivables is minimal due to the Company's stable customer base. The Company maintains cash deposits with major banks, which from time to time may exceed federally insured limits. Note 17 - Business Segment information contains an analysis of sales and accounts receivable for the Company's significant customers.

     Allowance for Doubtful Accounts - The Company provides credit, in the normal course of business, to its customers. The Company also maintains an allowance for doubtful customer accounts and charges actual losses against this allowance when incurred.

     Income Taxes - The Company provides for income taxes using the liability method whereby deferred tax liabilities and assets are recognized for changes in deferred tax assets and liabilities determined based upon the changes in differences between the basis of assets and liabilities for financial reporting purposes and the basis of assets and liabilities as measured by the enacted tax rates that management estimates will be in effect when the differences reverse. A valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not that the asset will not be realized.

     Revenue Recognition - Revenue from the sale of products is recognized at the time product is shipped to customers and title passes. The Company allows customers to return defective or damaged products for credit, replacement, or exchange. Revenue is recognized as the net amount to be received after deducting estimated amounts for product returns and allowances. The Company includes shipping and handling fees billed to customers in Sales. Shipping and handling costs associated with inbound freight are generally recorded in Cost of Goods Sold.

     Product Warranties - The Company generally warrants that its products will meet customer specifications and will be free from defects in materials and workmanship. The Company accrues its estimated exposure to warranty claims based upon recent historical experience and other specific information as it becomes available.

     Research and Development - Research and development costs are expensed as incurred.

     Engineering Costs - Engineering expenses are expensed as incurred. Cost reimbursements for engineering services from customers for whom the Company designs products are recorded as an offset to engineering costs upon achieving development milestones specified in the contracts.

     Net research, development and engineering costs are as follows (in thousands):

                                                       Year Ended December 31,
                                                     2004      2003      2002

     Research and development costs                $ 15,760  $  9,446  $  7,156
                                                   --------- --------- ---------

     Engineering costs                                6,729     8,649     8,882
     Less cost reimbursements                        (4,013)   (1,104)   (1,598)
                                                   --------- --------- ---------
     Engineering costs, net                           2,716     7,545     7,284
                                                   --------- --------- ---------
     Total research and development and engineering
      costs, net                                   $ 18,476  $ 16,991  $ 14,440
                                                   ========= ========= =========

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

                                                       Year Ended December 31,
                                                     2004      2003      2002

     Risk-free interest rate                           3.62%     2.75%     3.79%
     Expected volatility                                 52%       55%       55%
     Expected life (in years)                             5         5         5
     Expected dividend yield                              0%        0%        0%

     The Company's net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each year is as follows (in thousands except per share data):

                                                      Year Ended December 31,
                                                     2004      2003      2002

     Net income as reported                        $ 16,257  $ 23,288  $ 14,361
     Stock based employee compensation cost
      included in net income as reported           $  2,250  $  2,311  $  2,512

     Stock-based employee compensation cost
      determined using the fair value based method,
      net of related tax effects                   $  4,635  $  4,054  $  2,972
     Pro forma net income                          $ 13,872  $ 21,545  $ 13,901

     Net earnings per share:
       Basic - as reported                         $   0.76  $   1.10  $   0.69
       Basic - pro forma                           $   0.65  $   1.02  $   0.66

       Diluted - as reported                       $   0.75  $   1.05  $   0.68
       Diluted - pro forma                         $   0.66  $   0.98  $   0.65

     Earnings Per Share - Basic earnings per share is calculated by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated by adjusting for common stock equivalents, which consist of stock options and unvested restricted stock. Holders of our convertible notes may convert them into shares of the Company's common stock under certain circumstances (see Note 9 - Debt for a description of our convertible subordinated notes).

     The Company adopted Emerging Issues Task Force ("EITF") Issue 04-08, The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share, in the fourth quarter of 2004. Under EITF 04-08, we must include the effect of the conversion of our convertible subordinated notes in the calculation of diluted earnings per share using the if-converted method as long as the effect is dilutive. For computation of earnings per share under conversion conditions, the number of diluted shares outstanding increases by the amount of shares that are potentially convertible during that period. Also, net income is adjusted for the calculation to add back interest expense on the convertible notes as well as deferred financing fees amortization recorded during the period.

     The following table reflects the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                     2004      2003      2002
                                                     ----      ----      ----
     Numerator for basic earnings per share:
      Income from continuing operations            $ 16,257  $ 23,288  $ 14,361
     Effect of dilutive securities:
      Interest expense on convertible notes and
       related deferred financing fees, net of tax    3,027     1,881         -
                                                   --------- --------- ---------
     Numerator for diluted earnings per share      $ 19,284  $ 25,169  $ 14,361
                                                   ========= ========= ========

     Denominator for basic earnings per share:
      Weighted average shares outstanding            21,358    21,149    20,941
     Effect of dilutive securities:
      Convertible notes                               4,219     2,492         -
      Stock options and unvested restricted stock       182       385       286
                                                   --------- --------- ---------
     Dilutive potential common shares                 4,401     2,877       286
                                                   --------- --------- ---------
     Denominator for diluted earnings per share      25,759    24,026    21,227
                                                   ========= ========= =========

     Basic earnings per share                      $   0.76  $   1.10  $   0.69
                                                   ========= ========= =========
     Diluted earnings per share                    $   0.75  $   1.05  $   0.68
                                                   ========= ========= =========

     Comprehensive Income - Comprehensive income includes all changes in stockholders' equity during a period except those resulting from investments by owners and distribution to owners. For 2003 and 2002, the Company's only component of comprehensive income is its net income. For 2004, the Company's comprehensive income includes net income and unrealized losses on available-for-sale securities.

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

     Supplemental Cash Flow Information (in thousands):

                                                     2004      2003       2002
     Cash paid during the year for:
       Interest                                     $ 4,586   $ 3,740   $ 3,092
       Income taxes                                     318     5,674     6,055

     Noncash investing and financing activities:
       Acquisition of property utilizing capitalized
        leases                                      $ 1,159   $ 2,212   $     -
       Common stock contributed to ESOP               2,723     3,667     3,019

     Recent Accounting Pronouncements -- In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123(R)"). This statement is a revision of SFAS 123, Accounting for Stock-Based Compensation, and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award, or over the period that a performance measure is expected to be met. The Company will adopt SFAS 123(R) on July 2, 2005, requiring compensation cost to be recorded as expense for the portion of the outstanding unvested awards, based on the grant-date fair value of those awards calculated using the Black-Scholes option pricing model currently used under SFAS 123 for proforma disclosures. Based on unvested options currently outstanding, the effect of adopting SFAS 123(R) will reduce the Company's net income by approximately $1.4 million in the second half of 2005.

     In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 ("SFAS No. 151"). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, handling costs and wasted material (spoilage). Among other provisions, the new rule requires that such items be recognized as current-period charges, regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The company does not expect that adoption of SFAS No. 151 will have a material effect on its consolidated financial position, consolidated results of operations, or liquidity.

3.   ACQUISITIONS

     During 2002 and 2004, the Company completed two acquisitions as follows:

     o Globe Tool and Manufacturing Company, Inc. ("Globe"), a manufacturer of precision titanium enclosures for implantable medical devices. Globe was acquired to further broaden our product offering to include enclosures.

     o NanoGram Devices Corporation ("NanoGram"), a materials research and development company focused on developing nanoscale materials for implantable medical devices. NanoGram was acquired to further broaden our materials science expertise. NanoGram utilizes nanomaterials synthesis technology in the development of battery and medical device applications.

     These acquisitions have been accounted for using the purchase method of accounting and accordingly, the results of the operations of these acquisitions have been included in the consolidated financial statements from the date of acquisition.

     Acquisition information (in thousands):

                                                        Acquired Company
                                                 -------------------------------
                                                     Globe           NanoGram
                                                 --------------   --------------
     Acquisition date                             July 9, 2002    March 16, 2004

     Purchase price:
     ---------------
      Cash paid                                  $      46,637    $      45,000
      Transaction costs                                    487              716
                                                 --------------   --------------
         Total purchase price                    $      47,124    $      45,716
                                                 ==============   ==============

     Purchase price allocation:
     --------------------------
     Assets:
      Cash                                       $         923    $           -
      Accounts receivable                                1,558                -
      Refundable income tax                              2,427                -
      Inventories                                        3,130                -
      Property and equipment                             8,490              562
      Other assets                                         263              168
      Trademark and names                                1,760                -
      Patented and unpatented technology                 7,392           16,500
      Noncompete/employment agreements                   1,177                -
      Goodwill                                          35,384           35,096

     Liabilities:
      Accounts payable                                     858              117
      Accrued payroll and related expenses               3,036                -
      Other current liabilities                              -              718
      Deferred income taxes                              1,356            5,775
      Other liabilities                                 10,130                -
                                                 --------------   --------------
         Total purchase price                    $      47,124    $      45,716
                                                 ==============   ==============

     Amounts disclosed for Globe as part of the purchase price allocation table have been expanded from prior year presentation to provide more information related to the significant assets and liabilities included in the acquisition.

     The NanoGram patented and unpatented technology is being amortized over
     11.5 years. The goodwill is not deductible for tax purposes.

     The following unaudited pro forma summary presents the Company's consolidated results of operations for 2004 and 2003 as if the NanoGram acquisition had been consummated at January 1, 2003. The pro forma consolidated results of operations include certain pro forma adjustments, including the amortization of intangible assets and adjusted interest income.


                                                               December 31,
     In thousands except per share amounts:                 2004         2003

     Revenues                                            $ 200,119    $ 216,365
     Net income                                          $  15,195    $  19,344
     Net income per diluted share:                       $    0.71    $    0.89

     The proforma results are not necessarily indicative of those that would have actually occurred had the acquisitions taken place at the beginning of the periods presented.

4.   SHORT-TERM INVESTMENTS

     Short-term investments at December 31, 2004 and 2003 consist of investments acquired with maturities that exceed three months and are less than one year at the time of acquisition and equity securities classified as available-for-sale securities. Short-term investments comprised the following (in thousands):

                                               As of December 31, 2004
                                      Cost       Gross       Gross     Estimated
                                               unrealized  unrealized    fair
                                                 gains       losses      value
     Available-for-sale:
     Equity Security                $    276   $       -   $     (18)  $    258

     Held-to-maturity:
     Municipal Bonds                   2,501           -           1      2,502
                                    ---------  ----------  ----------  ---------
     Short-term investments         $  2,777   $       -   $     (17)  $  2,760
                                    =========  ==========  ==========  =========

                                               As of December 31, 2003
                                      Cost       Gross       Gross     Estimated
                                               unrealized  unrealized    fair
                                                 gains       losses      value
     Available-for-sale:
     Equity Security                $      -   $       -   $       -   $      -

     Held-to-maturity:
     Municipal Bonds                  11,559           -          (1)    11,558
                                    ---------  ----------  ----------  ---------
     Short-term investments         $ 11,559   $       -   $      (1)  $ 11,558
                                    =========  ==========  ==========  =========

     The municipal bonds have maturity dates ranging from January 2005 to April 2005.

5.   INVENTORIES

     Inventories comprised the following (in thousands):

                                                                 December 31,
                                                             2004         2003

     Raw material                                            14,053      11,688
     Work-in-process                                         11,275      10,421
     Finished goods                                           8,699       6,489
                                                          ----------  ----------
     Total                                                   34,027      28,598
                                                          ==========  ==========

6.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment comprised the following (in thousands):

                                                                December 31,
                                                             2004        2003

     Manufacturing machinery and equipment                $  57,781   $  53,313
     Buildings and building improvements                     16,285      15,380
     Information technology hardware and software             8,950       7,384
     Leasehold improvements                                   8,782       5,440
     Land and land improvements                               4,659       4,659
     Property under capital leases                            3,370           -
     Furniture and fixtures                                   2,766       2,631
     Construction work in process                            32,129       8,595
     Other                                                      147         148
                                                          ----------  ----------
                                                            134,869      97,550
     Less accumulated depreciation                          (42,659)    (33,815)
                                                          ----------  ---------
     Total                                                $  92,210   $  63,735
                                                          ==========  ==========

     Depreciation expense for property and equipment, including property under capital leases, during 2004, 2003 and 2002 was approximately $10.1 million, $9.3 million, and $7.6 million, respectively.

7.   INTANGIBLE ASSETS

     Intangible assets comprised the following (in thousands):

                                                   As of December 31, 2004
                                               Gross                      Net
                                             carrying   Accumulated     carrying
                                              amount    amortization     Amount
     Amortizing intangible assets:
       Patented technology                   $ 21,462    $ (10,137)    $ 11,325
       Unpatented technology                   30,886       (6,525)      24,361
       Other                                    1,340       (1,294)          46
                                             ---------  ------------   ---------
                                               53,688      (17,956)      35,732
     Unamortizing intangible assets:
       Trademark and names                     31,420       (3,168)      28,252
                                             ---------  ------------   ---------
     Total intangible assets                 $ 85,108    $ (21,124)    $ 63,984
                                             =========  ============   =========

                                                   As of December 31, 2003
                                               Gross                      Net
                                             carrying   Accumulated     carrying
                                              amount    amortization     Amount
     Amortizing intangible assets:
       Patented technology                   $ 21,462    $  (8,536)    $ 12,926
       Unpatented technology                   15,335       (5,549)       9,786
       Other                                    1,340         (863)         477
                                             ---------  ------------   ---------
                                               38,137      (14,948)      23,189
     Unamortizing intangible assets:
       Trademark and names                     31,420       (3,168)      28,252
                                             ---------  ------------   ---------
     Total intangible assets                 $ 69,557    $ (18,116)    $ 51,441
                                             =========  ============   =========

     Annual amortization expense is estimated to be $3.8 million for 2005 to 2008, and $3.2 million for 2009.

8.   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities comprised the following (in thousands):

                                                                December 31,
                                                              2004        2003

     Salaries and benefits                                 $  5,805    $  5,170
     Profit sharing and bonuses                               6,796       9,589
     Other                                                    5,508       4,209
                                                           ---------   ---------
     Total                                                 $ 18,109    $ 18,968
                                                           =========   =========

9.   DEBT

     Long-term debt comprised the following (in thousands):

                                                               December 31,
                                                            2004         2003

     2.25% convertible subordinated notes, due 2013      $ 170,000    $ 170,000
     Capital lease obligations                               1,652        1,778
                                                         ----------   ----------
                                                           171,652      171,778
     Less current portion                                   (1,000)        (850)
                                                         ----------   ----------
     Total long-term debt                                $ 170,652    $ 170,928
                                                         ==========   ==========

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

     The fair-value of the convertible subordinated notes as of December 31, 2004 was $154.7 million based on quoted market prices.

     Capital Lease Obligations

     The Company leases assets under non-cancelable lease arrangements. As of December 31, 2004, future minimum lease payments under capital leases are as follows:

     (In thousands)                                                      Amount
     --------------                                                     --------

     2005                                                               $ 1,031
     2006                                                                   659
                                                                        --------
     Total minimum lease payments                                         1,690
     Less imputed interest                                                  (38)
                                                                        --------
     Present value of minimum lease payments                              1,652
     Less current portion                                                (1,000)
                                                                        --------
     Long-term capital lease obligations                                $   652
                                                                        ========

     The fair-value of the capital leases as of December 31, 2004 was $1.6 million based on interest rates in effect at year-end.

     Revolving Line of Credit

     As of December 31, 2004 the Company had no balance outstanding on its $20.0 million committed revolving line of credit. The revolving line of credit continues to be available to the Company for future borrowing and matures on July 1, 2005. The revolving line of credit is secured by the Company's accounts receivable and inventories and requires the Company to comply with various quarterly financial covenants, as defined, related to net earnings or loss before interest, taxes, depreciation, and amortization ("EBITDA"), and ratios of leverage, interest, fixed charges as they relate to EBITDA and funded debt to total capitalization. Interest rates under the revolving line of credit vary with the Company's leverage. The Company is required to pay a commitment fee of between .50% and .125% per annum on the unused portion of the revolving line of credit based on the Company's leverage.

10.  EMPLOYEE BENEFIT PLANS

     Savings Plan - The Company sponsors a defined contribution 401(k) plan, which covers substantially all of its employees. The plan provides for the deferral of employee compensation under Section 401(k) and a Company match. Net costs related to this defined contribution plan were approximately $0.9 million, $0.8 million and $0.7 million in 2004, 2003 and 2002, respectively.

     Employee Stock Ownership Plan - The Company sponsored a non-leveraged Employee Stock Ownership Plan ("ESOP") and related trust prior to June 29, 2004. Effective June 29, 2004 the ESOP was merged into the 401(k) plan. Under the terms of the amended 401(k) plan document there is an annual defined contribution equal to five percent of each employee's eligible annual compensation. This contribution is contributed to the 401(k) plan in the form of Company stock. Compensation cost recognized for the defined contribution in Company stock was approximately $2.7 million, $2.7 million, and $2.3 million in 2004, 2003 and 2002, respectively.

     As of December 31, 2004, the 401(k) Plan held 499,430 shares of WGT stock and there were 121,743 committed-to-be released shares for the plan, which equals the estimated number of shares to settle the liability based on the closing market price of the shares at December 31, 2004. The final number of shares contributed to the plan was 153,268, computed based on the closing market price of the shares on the actual contribution date of February 22, 2005, with an adjustment for forfeitures remaining in the plan.

     Education Assistance Program - The Company reimburses tuition, textbooks and laboratory fees for college or other lifelong learning programs for all of its employees. The Company also reimburses college tuition for the dependent children of its full-time employees. For certain employees, the dependent children benefit vests on a straight-line basis over ten years. Minimum academic achievement is required in order to receive reimbursement under both programs. Aggregate expenses under the programs were approximately $0.8 million, $0.7 million, and $0.6 million in 2004, 2003 and 2002, respectively.

11.  STOCK OPTION PLANS

     The Company has stock option plans that provide for the issuance of nonqualified and incentive stock options to employees of the Company. The Company's 1997 Stock Option Plan ("1997 Plan") authorizes the issuance of options to purchase up to 480,000 shares of the Company's common stock. The stock options generally vest over a five-year period and may vary depending upon the achievement of earnings targets. The stock options expire 10 years from the date of the grant. Stock options are granted at exercise prices equal to or greater than the fair market value of the Company's common stock at the date of the grant.

     The Company's 1998 Stock Option Plan ("1998 Plan") authorizes the issuance of nonqualified and incentive stock options to purchase up to 1,220,000 shares the Company's common stock, subject to the terms of the plan. The stock options vest over a three to five year period and may vary depending upon the achievement of earnings targets. The stock options expire 10 years from the date of the grant. Stock options are granted at exercise prices equal to or greater than the fair value of the Company's common stock at the date of the grant.

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

     As of December 31, 2004, options for 430,183 shares were available for future grants under the plans. The weighted average remaining contractual life is seven years.

     A summary of the transactions under the 1997 Plan, 1998 Plan, and the Director Plan for 2002, 2003 and 2004 follows:

                                                                     Weighted     Weighted
                                                                      Average      Average
                                                    Option           Exercise    Grant Date
                                                   Activity            Price     Fair Value
                                                   --------            -----     ----------

Options outstanding at December 31, 2001            666,319           $ 11.38
  Options granted                                   344,774             24.97       $ 12.22
  Options exercised                                 (67,783)             7.77
  Options forfeited                                 (67,661)            12.78
                                                 ----------

Options outstanding at December 31, 2002            875,649           $ 16.92
  Options granted                                   377,360             33.28       $ 16.51
  Options exercised                                 (77,094)            11.14
  Options forfeited                                 (23,015)            25.20
                                                 ----------

Options outstanding at December 31, 2003          1,152,900           $ 22.50
  Options granted                                   288,516             25.97       $ 12.62
  Options exercised                                 (99,774)            12.51
  Options forfeited                                 (91,788)            28.65
                                                 ----------
Options outstanding at December 31, 2004          1,249,854           $ 23.68
                                                 ==========
Options exercisable at:
  December 31, 2002                                 451,037             12.09
  December 31, 2003                                 657,452             17.39
  December 31, 2004                                 824,453             21.59

The following table provides detail regarding the options outstanding and exercisable at December 31, 2004.


                                   Options Outstanding                      Options Exercisable
                         ----------------------------------------         ------------------------
                                           Weighted      Weighted                         Weighted
                                            Average       Average                          Average
Range of                    Number        Contractual    Exercise           Number        Exercise
Exercise Prices          Outstanding         Life          Price          Exercisable       Price
---------------          -----------         ----          -----          -----------       -----
$5.00                        165,605         2.8          $  5.00             165,604      $  5.00
$15.00 - 21.35               241,845         6.3            16.16             163,591        15.64
$23.85 - 35.70               760,706         8.2            28.63             472,381        28.67
$37.36 - 42.57                81,698         8.9            37.79              22,877        37.82
                         -----------         ---          -------           ---------      -------
                           1,249,854         7.1          $ 23.68             824,453      $ 21.59
                         ===========         ===          =======           =========      =======


12.  RESTRICTED STOCK PLAN

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

     A summary of the transactions under the Restricted Stock Plan for 2003 and 2004 follows:

                                                    Restricted  Weighted Average
                                                      Stock       Grant Date
                                                     Activity      Fair Value
                                                     --------      ----------

Restricted stock outstanding at December 31, 2002
  Shares granted                                       50,400        $ 35.08
  Shares vested                                       (13,500)
  Shares forfeited                                          -
                                                     --------

Restricted stock outstanding at December 31, 2003      36,900
  Shares granted                                       19,100        $ 18.29
  Shares vested                                       (13,500)
  Shares forfeited                                     (2,200)
                                                     --------
Restricted stock outstanding at December 31, 2004      40,300
                                                     ========

     Unamortized deferred compensation expense with respect to the restricted stock grants amounted to $0.8 million and $1.2 million at December 31, 2004 and 2003, respectively. The deferred compensation is being amortized based on the vesting schedules attributable to the underlying restricted stock grants. Compensation expense of $0.6 million was recognized during 2004 and 2003.

13.  OTHER OPERATING EXPENSE

     During second quarter 2004, there were two charges included in other operating expense in the Company's Condensed Consolidated Statement of Operations.

     Patent acquisition. The Company recorded a $2.0 million pre-tax charge associated with the acquisition of certain patents during the quarter. The acquired patents cover how wet tantalum capacitors are used in an Impantable Cardioverter Defibrillator ("ICD"). Although the Company believed that the patents could have been successfully challenged in court proceedings prior to the acquisition, a decision was made to acquire the patents and remove this as a potential obstacle for existing customers to more fully adopt wet tantalum technology and for potential customers to initially adopt the technology. The Company had a prior legal opinion that in effect concluded the patents were not valid, therefore the Company believes it is appropriate to record the $2.0 million acquisition cost in accordance with its economic substance as a period expense. This expense is included in year to date other operating expense for IMC.

     Severance charges. In response to a reduction in forecasted sales for the year, the Company implemented a 7% workforce reduction during June, which resulted in a severance charge of $0.8 million during the second quarter. The severance charges during the second quarter 2004 were $0.6 million and $0.1 million for IMC and EPS, respectively. The remaining $0.1 million related to corporate employees and is included in year to date unallocated operating expenses. There is no remaining accrued severance as of December 31, 2004 related to this event as all amounts have been paid.

14.  INCOME TAXES

     The provision (benefit) for income taxes comprised the following (in thousands):
                                        Year Ended December 31,
                                   2004           2003          2002

Current:
  Federal                       $ (4,620)      $  4,820       $ 2,573
  State                             (125)           630           266
                                --------       --------       -------
                                  (4,745)         5,450         2,839
                                --------       --------       -------
Deferred:
  Federal                          8,818          7,363         4,137
  State                            3,402         (2,785)         (372)
                                --------       --------       -------
                                  12,220          4,578         3,765
                                --------       --------       -------
Provision for income taxes      $  7,475       $ 10,028       $ 6,604
                                ========       ========       =======


     The tax effect of major temporary differences that give rise to the Company's net deferred tax accounts are as follows (in thousands):

                                                         December 31,
                                                    2004               2003

Depreciation                                    $  (6,023)          $ (4,776)
Contingent interest on convertible notes           (7,194)            (2,575)
Amortization of intangible assets                 (12,843)            (1,118)
Tax credits                                         1,996              2,779
Accrued expenses and deferred compensation          2,007              2,226
Inventory valuation                                 2,138              1,745
Investments                                           579                565
Net operating loss carryforwards                      699                433
Other                                                   -                 94
                                                ---------           --------
Net deferred tax (liability) asset                (18,641)              (627)
Less valuation allowance                           (2,766)              (565)
                                                ---------           --------
Net deferred tax (liability) asset              $ (21,407)          $ (1,192)
                                                =========           ========


     As of December 31, 2004, the Company has available $1.1 million of state net operating loss carryforwards that begin to expire in 2018 and $3.1 million of federal and state tax credit carryforwards that begin expiring in 2013.

     In assessing the realizability of deferred tax assets, management considers, within each taxing jurisdiction, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the consideration of the weight of both positive and negative evidence, management has determined that it is more likely than not that portions of the deferred tax assets remaining at December 31, 2004 related to the valuation of an investment and certain state investment tax credits and NOLs will not be realized. The valuation allowance increase related to the allowance for the state investment tax credits and NOLs was $2.2 million and the valuation allowance increase related to investments was $0.01 million.

     The provision for income taxes differs in each of the years from the federal statutory rate due to the following:


                                                    Year Ended December 31,
                                                2004         2003         2002

Statutory rate                                  35.0 %       35.0 %       35.0 %
State taxes, net of federal benefit             (1.5)         2.0          3.3
Permanent items                                 (7.2)        (6.8)           -
Federal and state tax credits                   (3.3)        (2.1)       (10.7)
State net operating losses                      (0.9)           -            -
Valuation allowance                              9.3            -          2.7
Other                                            0.1          2.0          1.2
                                              ------       ------       ------
Effective tax rate                              31.5 %       30.1 %       31.5 %
                                              ======       ======       ======


     In 2004, 2003, and 2002, 43,911, 39,090, and 27,608 shares of common stock, respectively, were issued through the exercise of non-qualified stock options or through the disqualifying disposition of incentive stock options. The total tax benefit to the Company from these transactions, which is credited to additional paid-in capital rather than recognized as a reduction of income tax expense, was $0.1 million, $0.3 million, and $0.1 million in 2004, 2003, and 2002, respectively. These tax benefits have also been recognized in the consolidated balance sheet as a reduction of current income taxes payable.

15.  CAPITAL STOCK

     The authorized capital stock of the Company consists of 100,000,000 shares of common stock, $.001 par value per share and 100,000,000 shares of preferred stock, $.001 par value per share. There are no preferred shares issued or outstanding. There were 21,410,319 and 21,231,121 shares issued in 2004 and 2003, respectively. There were 21,405,640 and 21,226,357 shares outstanding in 2004 and 2003, respectively.

16.  COMMITMENTS AND CONTINGENCIES

     Litigation - The Company is a party to various legal actions arising in the normal course of business. While the Company does not believe that the ultimate resolution of any such pending activities will have a material adverse effect on its consolidated results of operations, financial position, or cash flows, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact in the period in which the ruling occurs.

     During 2002, a former non-medical customer commenced an action alleging that the Company had used proprietary information of the customer to develop certain products. We have meritorious defenses and are vigorously defending the case. No accrual for an adverse judgment has been made as such outcome is not deemed probable, the potential risk of loss is between $0.0 and $1.7 million.

     License agreements - The Company is a party to various license agreements through 2018 for technology that is utilized in certain of its products. The most significant of these is an agreement to license the basic technology used for wet tantalum capacitors. The initial payment under the original agreement was $0.8 million and was fully amortized in 2002. The company is required to pay royalties based on agreed upon terms through August 2014.

     Expenses related to license agreements were $1.3 million, $1.5 million, and $1.4 million, for 2004, 2003, and 2002, respectively.

     Product Warranties - The change in aggregate product warranty liability for the year ended December 31, 2004, is as follows (in thousands):

     Beginning balance                                                 $ 313
     Additions to warranty reserve                                       781
     Warranty claims paid                                               (168)
                                                                      ------
     Ending balance                                                    $ 926
                                                                      ======

     Operating Leases - The Company is a party to various operating lease agreements for buildings, equipment and software. The Company incurred operating lease expense of $2.2 million, $1.7 million, and $0.9 million, in 2004, 2003 and 2002, respectively.

     If all lease extension options are exercised as expected by the Company, minimum future annual operating lease payments are $2.4 million in 2005; $1.7 million in 2006; $1.1 million in 2007; $0.8 million in 2008; and $0.9 million in 2009 and $4.6 million thereafter.

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

     Purchase Commitments - Contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase orders are normally based on our current manufacturing needs and are fulfilled by our vendors within short time horizons. We enter into blanket orders with vendors that have preferred pricing and terms, however these orders are normally cancelable by us without penalty. We do not have significant agreements for the purchase of raw materials or other goods specifying minimum quantities or set prices that exceed our expected requirements in the short-term. We also enter into contracts for outsourced services; however, the obligations under these contracts were not significant and the contracts generally contain clauses allowing for cancellation without significant penalty.

     Capital Expenditures - During 2004, the Company commenced the build out of its medical battery and capacitor manufacturing facility in Alden, NY and its value-add manufacturing facility in Tijuana, Mexico. These facilities will enable the Company to further consolidate its operations and implement state of the art manufacturing capabilities at both locations. The contractual obligations for construction of these facilities is $10.0 million and will be financed by existing, or internally generated cash.

17.  BUSINESS SEGMENT INFORMATION

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

     The Company defines segment income from operations as gross profit less costs and expenses attributable to segment-specific selling, general and administrative, research, development and engineering expenses, intangible amortization and other operating expenses. Segment income also includes a portion of non-segment specific selling, general and administrative, and research, development and engineering expenses based on allocations appropriate to the expense categories. In 2002, segment income did not include any non-segment specific selling, general and administrative and research, development and engineering expenses. The change in 2003 to allocate these expenses is not reflected in the 2002 calculation of segment income from operations because it is impractical to do so. The remaining unallocated operating expenses along with other income and expense are not allocated to reportable segments. Transactions between the two segments are not significant. The accounting policies of the segments are the same as those described and referenced in Note 2.

     An analysis and reconciliation of the Company's business segment information to the respective information in the consolidated financial statements is as follows (dollars in thousands):

                                                              Year Ended December 31,
                                                          2004         2003          2002
Sales:
  IMC
    Medical batteries:
      ICD batteries                                    $  35,646    $  41,494    $  28,518
      Pacemakers and other batteries                      19,494       24,578       21,692
      ICD capacitors                                      21,981       31,668       24,679
      Feedthroughs                                        47,387       48,257       36,378
      Enclosures                                          21,709       24,742       10,845
      Other                                               26,438       19,482       19,789
                                                       ---------    ---------    ---------
  Total IMC sales                                        172,655      190,221      141,901
  EPS                                                     27,464       26,144       25,395
                                                       ---------    ---------    ---------
Total sales                                            $ 200,119    $ 216,365    $ 167,296
                                                       =========    =========    =========

Segment income from operations:
  IMC                                                  $  28,950    $  43,504    $  40,969
  EPS                                                      8,005        4,374        8,262
                                                       ---------    ---------    ---------
  Total segment income from operations                    36,955       47,878       49,231
  Unallocated operating expenses                         (10,015)      (9,678)     (23,325)
                                                       ---------    ---------    ---------
  Operating income as reported                            26,940       38,200       25,906
  Unallocated other income and expense                    (3,208)      (4,884)      (4,941)
                                                       ---------    ---------    ---------
  Income before income taxes as reported               $  23,732    $  33,316    $  20,965
                                                       =========    =========    =========

Depreciation and amortization:
  IMC                                                  $  11,683    $  10,809    $  10,090
  EPS                                                        877          854          807
                                                       ---------    ---------    ---------
  Total depreciation included in segment
    income from operations                                12,560       11,663       10,897
  Unallocated depreciation and amortization                2,275        1,516        1,203
                                                       ---------    ---------    ---------
  Total depreciation and amortization                  $  14,835    $  13,179    $  12,100
                                                       =========    =========    =========

The changes in the carrying amount of goodwill :
                                                           IMC          EPS        Total
Balance at December 31, 2003                           $ 116,955    $   2,566    $ 119,521
Goodwill recorded during the year                         35,096         --         35,096
Adjustments recorded during the year                       2,155         --          2,155
                                                       ---------    ---------    ---------
Balance at December 31, 2004                           $ 154,206    $   2,566    $ 156,772
                                                       =========    =========    =========


     Amounts disclosed for 2002 and 2003 in the above sales table have been expanded from previous filings to better coincide with our significant product lines.

                                                 Year Ended December 31,
                                                2004       2003       2002
Expenditures for tangible long-lived assets,
  excluding acquisitions:
  IMC                                          $33,537   $ 6,924   $ 6,616
  EPS                                              664       693     1,119
                                               -------   -------   -------
    Total reportable segments                   34,201     7,617     7,735
    Unallocated long-lived tangible assets       5,403     4,308    12,766
                                               -------   -------   -------
  Total expenditures                           $39,604   $11,925   $20,501
                                               =======   =======   =======

                                                  December 31,
                                                2004       2003
Identifiable assets, net:
  IMC                                         $335,380  $250,642
  EPS                                           20,690    20,817
                                              --------  --------
  Total reportable segments                    356,070   271,459
  Unallocated assets                           123,868   166,784
                                              --------  --------
  Total assets                                $479,938  $438,243
                                              ========  ========

     Sales by geographic area are presented by attributing sales from external customers based on where the products are shipped.

                                                 Year Ended December 31,
                                                2004     2003      2002
Sales by geographic area:
  United States                               $129,166  $140,578  $127,145
  Foreign countries                             70,953    75,787    40,151
                                              --------  --------  --------
  Consolidated sales                          $200,119  $216,365  $167,296
                                              ========  ========  ========

                                                 December 31,
                                                2004       2003
Long-lived assets:
  United States                               $312,818  $243,879
  Foreign countries                              4,641         -
                                              --------  --------
  Consolidated long-lived assets              $317,459  $243,879
                                              ========  ========

     Three customers accounted for a significant portion of the Company's sales and accounts receivable as follows:

                                 Sales                     Accounts Receivable
                     --------------------------------    -----------------------
                        Year Ended December 31,               December 31,
                     2004        2003       2002           2004          2003

Customer A            36%         46%        41%             27%           31%
Customer B            24%         20%        25%             20%           19%
Customer C            10%          7%         5%              9%            5%
                      ---         ---        ---             ---           ---
Total                 70%         73%        71%             56%           55%
                      ===         ===        ===             ===           ===

18.  QUARTERLY SALES AND EARNINGS DATA - UNAUDITED

                               (In Thousands, except per share data)
                               4th Qtr.  3rd Qtr.  2nd Qtr.  1st Qtr.

2004
Sales                          $46,475   $45,177   $52,942   $55,525
Gross profit                    16,327    17,402    23,818    23,175
Net income                       1,859     3,046     4,733     6,619
Earnings per share - basic        0.09      0.14      0.22      0.31
Earnings per share - diluted      0.09      0.14      0.21      0.28

2003
Sales                          $49,371   $56,335   $55,802   $54,857
Gross profit                    19,838    23,873    23,217    22,813
Net income                       4,523     7,776     4,952     6,037
Earnings per share - basic        0.21      0.37      0.23      0.29
Earnings per share - diluted      0.21      0.34      0.23      0.28


19.  SUBSEQUENT EVENTS - UNAUDITED

On February 23, 2005 the Company announced its intent to consolidate its medical capacitor and its medical battery manufacturing operations, currently in Cheektowaga, NY, and the implantable medical battery manufacturing operations, currently in Clarence, NY, into the advanced power source manufacturing facility in Alden, NY. The Company will also consolidate the capacitor research, development and engineering operations from the Cheektowaga, NY, facility into the existing implantable medical battery research, development, and engineering operations in Clarence, NY.

On March 7, 2005 the Company announced its intent to close its Carson City, NV facility and consolidate the work performed at Carson City into its Tijuana, Mexico facility.


                                     ******

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The management of Wilson Greatbatch Technologies, Inc. ("the Company"), under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2004 (the "Evaluation"). Based upon the Evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are effective in ensuring that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within those entities as appropriate to allow timely decisions regarding required disclosure, particularly during the period in which this annual report was being prepared.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the fourth fiscal quarter of 2004.

Management's Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed and maintained under the supervision of its management to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

As of December 31, 2004, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2004 is effective.

Management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2004 has been audited by Deloitte & Touche LLP, the Company's independent registered public accounting firm, whose unqualified opinion on management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2004 is expressed in their report included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
Wilson Greatbatch Technologies, Inc.
Clarence, New York

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Wilson Greatbatch Technologies, Inc. and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2004 of the Company and our report dated March 15, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Buffalo, New York
March 15, 2005

                                    PART III

         Reference is made to the information responsive to the Items comprising this Part III contained in our definitive proxy statement for our 2004 Annual Meeting of Stockholders, which is incorporated by reference herein.



                                     PART IV



ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

          (1)  FINANCIAL STATEMENTS

          The following consolidated financial statements of our company and report of the independent registered public accounting firm thereon are set forth below:

               Report of Independent Registered Public Accounting Firm.

               Consolidated Balance Sheet as of December 31, 2004 and 2003.

               Consolidated Statement of Operations for the years ended December 31, 2004, 2003 and 2002.

               Consolidated Statement of Cash Flows for the years ended December 31, 2004, 2003 and 2002.

               Consolidated Statement of Stockholders' Equity for the years ended December 31, 2004, 2003 and 2002.

               Notes to Consolidated Financial Statements.

          (2)  FINANCIAL STATEMENT SCHEDULES

               The following financial statement schedule is included in this report on Form 10-K: Schedule II - Valuation and Qualifying Accounts.



SCHEDULE II


                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In Thousands)


                                              Col. C
                                            Additions
                                  ---------------------------------
                     Col. B                                                           Col. E
                    Balance at                        Charged to        Col. D       Balance at
Col. A              Beginning       Charged to      Other Accounts-   Deductions -     End of
Description         of Period     Costs & Expenses    Describe        Describe (2)     Period


2004

Allowance for
  doubtful accounts   $  426            $    5            $ --          $  (26)       $  405
Valuation allowance
   for income taxes   $  565            $2,201 (1)        $ --           $ --         $2,766

2003

Allowance for
  doubtful accounts   $  460            $   25            $ --          $  (59)       $  426
Valuation allowance
   for income taxes   $  565            $  --             $ --           $ --         $  565

2002

Allowance for
  doubtful accounts   $  447            $   13            $ --           $ --         $  460
Valuation allowance
   for income taxes   $  --             $  565 (1)        $ --           $ --         $  565



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

  4.1 Indenture for 2 1/4 % Convertible Subordinated Debentures Due 2013 dated May 28, 2003 (incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-3 (File No. 333-107667) filed on August 5, 2003).

  4.2 Registration Rights Agreement dated May 28, 2003 by among us and the initial purchasers of the Debentures described above (incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-3 (File No. 333-107667) filed on August 5,
               2003).

  10.1# 1997 Stock Option Plan (including form of "standard" option agreement and form of "special" option agreement) (incorporated by reference to Exhibit 10.1 to our registration statement on Form S-1 (File No. 333-37554)).

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

  10.7 Amended and Restated Credit Agreement dated as of July 9, 2002 by and among Wilson Greatbatch Ltd., the lenders party thereto and Manufacturers and Traders Trust Company, as administrative agent (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed on July 24, 2002).

  10.8# 2002 Restricted Stock Plan (incorporated by reference to Appendix B to our definitive proxy statement on Schedule 14A filed on April 9, 2003).

  10.9+ Supply Agreement dated April 10, 2003, between Wilson Greatbatch Technologies, Inc. and Guidant/CRM (incorporated by reference to our Form 10-Q for the quarter ended April 4, 2003, filed May 16,
               2003).

  10.10+* Amendment No.1, dated October 8, 2004, to Supply Agreement dated April 10, 2003, between Wilson Greatbatch Technologies, Inc. and Guidant/CRM.

  10.11 License Agreement, dated August 8, 1996, between Wilson Greatbatch Ltd. and Evans Capacitor Company (incorporated by reference to Exhibit 10.23 to our registration statement on Form S-1 (File No. 333-37554)).

  10.12+ Amendment No. 2, dated December 6, 2002, between Wilson Greatbatch Technologies, Ltd. and Evans Capacitor Company (incorporated by reference to Exhibit 10.18 to our annual report on Form 10-K for the year ended January 3, 2003).

  10.13+ Supplier Partnering Agreement dated as of October 23, 2003, between Wilson Greatbatch Technologies, Inc. and Pacesetter, Inc., a St. Jude Medical Company (incorporated by reference to
               Exhibit 10.20 to our annual report on Form 10-K for the year ended January 2, 2004).

  10.14+* Amendment No. 1 to Supplier Partnering Agreement dated as of October 23, 2003, between Wilson Greatbatch Technologies, Inc. and Pacesetter, Inc., d/b/a St. Jude Medical CRMD.

  10.15+* Purchase Order for wet tantalum capacitors dated December 17, 2004, between Wilson Greatbatch Technologies, Inc. and Guidant Corporation and related documents.

  10.16# Form of Change of Control Agreement, dated December 17, 2001, between Wilson Greatbatch Technologies, Inc. and each of Edward
               F. Voboril, Lawrence P. Reinhold, Larry T. DeAngelo, Thomas J. Hook, Thomas J. Mazza and Curtis F. Holmes (incorporated by reference to Exhibit 10.24 to our annual report on Form 10-K for the fiscal year ended December 28, 2001).

  10.17#* Agreement dated March 31, 2003 between Wilson Greatbatch Technologies, Inc. and Larry T. DeAngelo.

  10.18#* Employment Offer Letter dated May 29, 2002, and addendum dated June 7, 2002 between Wilson Greatbatch Technologies, Inc. and Lawrence P. Reinhold.

  10.19#* Employment Offer Letter dated August 9, 2004, between Wilson Greatbatch Technologies, Inc. and Thomas J. Hook.

  10.20#*      Wilson Greatbatch Technologies, Inc. Directors Compensation
               Policy.

  12.1*        Ratio of Earnings to Fixed Charges - Unaudited.

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


Dated:  March 15, 2005         WILSON GREATBATCH TECHNOLOGIES, INC.

                                  By  /s/ Edward F. Voboril
                                      ------------------------------------------
                                      Edward F. Voboril
                                      President, Chief Executive Officer
                                      And Chairman (Principal Executive Officer)

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

                                  By  /s/ Thomas J. Mazza
                                      ------------------------------------------
                                      Thomas J. Mazza
                                      Vice President and Controller
                                      (Principal Accounting Officer)



                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Signature                        Title                                  Date
---------                        -----                                  ----
/s/ Edward F. Voboril            President, Chief Executive Officer,    March 15, 2005
----------------------------     Chairman and Director (Principal
Edward F. Voboril                Executive Officer)


/s/ Pamela G. Bailey             Director                               March 15, 2005
---------------------------
Pamela G. Bailey


/s/ Joseph A. Miller, Jr.        Director                               March 15, 2005
---------------------------
Joseph A. Miller, Jr.



/s/ Bill R. Sanford              Director                               March 15, 2005
---------------------------
Bill R. Sanford


/s/ Peter H. Soderberg           Director                               March 15, 2005
---------------------------
Peter H. Soderberg


/s/ Thomas S. Summer             Director                               March 15, 2005
---------------------------
Thomas S. Summer


/s/ William B. Summers, Jr.      Director                               March 15, 2005
---------------------------
William B. Summers, Jr.


/s/ John P. Wareham              Director                               March 15, 2005
---------------------------
John P. Wareham

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

  4.1 Indenture for 2 1/4 % Convertible Subordinated Debentures Due 2013 dated May 28, 2003 (incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-3 (File No. 333-107667) filed on August 5, 2003).

  4.2 Registration Rights Agreement dated May 28, 2003 by among us and the initial purchasers of the Debentures described above (incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-3 (File No. 333-107667) filed on August 5,
               2003).

  10.1# 1997 Stock Option Plan (including form of "standard" option agreement and form of "special" option agreement) (incorporated by reference to Exhibit 10.1 to our registration statement on Form S-1 (File No. 333-37554)).

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

  10.7 Amended and Restated Credit Agreement dated as of July 9, 2002 by and among Wilson Greatbatch Ltd., the lenders party thereto and Manufacturers and Traders Trust Company, as administrative agent (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed on July 24, 2002).

  10.8# 2002 Restricted Stock Plan (incorporated by reference to Appendix B to our definitive proxy statement on Schedule 14A filed on April 9, 2003).

  10.9+ Supply Agreement dated April 10, 2003, between Wilson Greatbatch Technologies, Inc. and Guidant/CRM (incorporated by reference to our Form 10-Q for the quarter ended April 4, 2003, filed May 16,
               2003).

  10.10+* Amendment No.1, dated October 8, 2004, to Supply Agreement dated April 10, 2003, between Wilson Greatbatch Technologies, Inc. and Guidant/CRM.

  10.11 License Agreement, dated August 8, 1996, between Wilson Greatbatch Ltd. and Evans Capacitor Company (incorporated by reference to Exhibit 10.23 to our registration statement on Form S-1 (File No. 333-37554)).

  10.12+ Amendment No. 2, dated December 6, 2002, between Wilson Greatbatch Technologies, Ltd. and Evans Capacitor Company (incorporated by reference to Exhibit 10.18 to our annual report on Form 10-K for the year ended January 3, 2003).

  10.13+ Supplier Partnering Agreement dated as of October 23, 2003, between Wilson Greatbatch Technologies, Inc. and Pacesetter, Inc., a St. Jude Medical Company (incorporated by reference to
               Exhibit 10.20 to our annual report on Form 10-K for the year ended January 2, 2004).

  10.14+* Amendment No. 1 to Supplier Partnering Agreement dated as of October 23, 2003, between Wilson Greatbatch Technologies, Inc. and Pacesetter, Inc., d/b/a St. Jude Medical CRMD.

  10.15+* Purchase Order for wet tantalum capacitors dated December 17, 2004, between Wilson Greatbatch Technologies, Inc. and Guidant Corporation and related documents.

  10.16# Form of Change of Control Agreement, dated December 17, 2001, between Wilson Greatbatch Technologies, Inc. and each of Edward
               F. Voboril, Lawrence P. Reinhold, Larry T. DeAngelo, Thomas J. Hook, Thomas J. Mazza and Curtis F. Holmes (incorporated by reference to Exhibit 10.24 to our annual report on Form 10-K for the fiscal year ended December 28, 2001).

  10.17#* Agreement dated March 31, 2003 between Wilson Greatbatch Technologies, Inc. and Larry T. DeAngelo.

  10.18#* Employment Offer Letter dated May 29, 2002, and addendum dated June 7, 2002 between Wilson Greatbatch Technologies, Inc. and Lawrence P. Reinhold.

  10.19#* Employment Offer Letter dated August 9, 2004, between Wilson Greatbatch Technologies, Inc. and Thomas J. Hook.

  10.20#*      Wilson Greatbatch Technologies, Inc. Directors Compensation
               Policy.

  12.1*        Ratio of Earnings to Fixed Charges - Unaudited.

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