Form 10-Q
period 2005-04-01
WILSON GREATBATCH TECHNOLOGIES INC
filed 2005-05-11
CIK 1114483

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the Quarter ended April 1, 2005

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

The number of shares outstanding of the Company's common stock, $.001 par value per share, as of May 6, 2005 was: 21,581,083 shares


                      WILSON GREATBATCH TECHNOLOGIES, INC.
                         TABLE OF CONTENTS FOR FORM 10-Q
                          QUARTER ENDED MARCH 31, 2005
                                                                                                           PAGE

COVER PAGE                                                                                                     1

TABLE OF CONTENTS                                                                                              2

PART I - FINANCIAL INFORMATION (unaudited)

ITEM 1.  Condensed Consolidated Financial Statements

            Condensed Consolidated Balance Sheet                                                               3

            Condensed Consolidated Statement of Operations and Comprehensive Income                            4

            Condensed Consolidated Statement of Cash Flows                                                     5

            Notes to Condensed Consolidated Financial Statements                                               6

ITEM 2.  Management's Discussion and Analysis of Financial Condition and                                      16
            Results of Operations

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk                                           26

ITEM 4.  Controls and Procedures                                                                              26

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                                                    27

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds                                          27

ITEM 3.  Defaults Upon Senior Securities                                                                      27

ITEM 4.  Submission of Matters to a Vote of Security Holders                                                  27

ITEM 5.  Other Information                                                                                    27

ITEM 6.  Exhibits                                                                                             27

SIGNATURES                                                                                                    28

EXHIBIT INDEX                                                                                                 29


PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                      WILSON GREATBATCH TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED BALANCE SHEET - Unaudited
                                 (IN THOUSANDS)

-------------------------------------------------------------------------------

ASSETS                                                  March 31,  December 31,
                                                           2005         2004
                                                        ---------  ------------
Current assets:
  Cash and cash equivalents                             $  78,860     $  89,473
  Short-term investments                                    6,876         2,759
  Accounts receivable, net                                 29,672        24,288
  Inventories                                              32,277        34,027
  Refundable income taxes                                   3,972         3,673
  Deferred income taxes                                     3,622         3,622
  Prepaid expenses and other current assets                 5,987         4,637
                                                        ---------  ------------
          Total current assets                            161,266       162,479
Property, plant, and equipment, net                        97,791        92,210
Intangible assets, net                                     63,021        63,984
Goodwill                                                  156,772       156,772
Other assets                                                4,317         4,493
                                                        ---------  ------------
Total assets                                            $ 483,167     $ 479,938
                                                        =========  ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                          7,006         8,971
  Accrued expenses and other current liabilities           14,840        18,109
  Current portion of long-term debt                           890         1,000
                                                        ---------  ------------
           Total current liabilities                       22,736        28,080
Long-term debt, net of current portion                        408           652
Convertible subordinated notes                            170,000       170,000
Deferred income taxes                                      26,988        25,029
                                                        ---------  ------------
           Total liabilities                              220,132       223,761
                                                        ---------  ------------
Stockholders' equity:
  Preferred stock                                            --            --
  Common stock                                                 21            21
  Additional paid-in capital                              214,791       212,131
  Deferred stock-based compensation                          (693)         (833)
  Treasury stock, at cost                                    --             (95)
  Retained earnings                                        48,974        44,971
  Accumulated other comprehensive income                      (58)          (18)
                                                        ---------  ------------
           Total stockholders' equity                     263,035       256,177
                                                        ---------  ------------
Total liabilities and stockholders' equity              $ 483,167     $ 479,938
                                                        =========  ============

The accompanying notes are an integral part of these condensed consolidated financial statements

                      WILSON GREATBATCH TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      AND COMPREHENSIVE INCOME - Unaudited
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

--------------------------------------------------------------------------------

                                                    Three months ended
                                                         March 31,
                                                    2005           2004
                                                   --------    --------
Sales                                              $ 56,358    $ 55,525
Cost of sales                                        35,571      32,350
                                                   --------    --------
  Gross profit                                       20,787      23,175
Selling, general and administrative expenses          6,766       6,925
Research, development and engineering costs, net      4,401       4,881
Amortization of intangible assets                       958         775
Other operating expense, net                          2,388         221
                                                   --------    --------
  Operating income                                    6,274      10,373
Interest expense                                      1,131       1,160
Interest income                                        (575)       (313)
Other expense, net                                     --             2
                                                   --------    --------
  Income before provision for income taxes            5,718       9,524
Provision for income taxes                            1,715       2,905
                                                   --------    --------
  Net income                                       $  4,003    $  6,619
                                                   ========    ========
Earnings per share:
  Basic                                            $   0.19    $   0.31
  Diluted                                          $   0.19    $   0.29

Weighted average shares outstanding:
  Basic                                              21,473      21,281
  Diluted                                            21,583      25,911

Comprehensive income:
  Net income                                       $  4,003    $  6,619
  Net unrealized loss on available for sale
    securities, net of $23 deferred income
     tax benefit in 2005                                (40)       --
                                                   --------    --------
Comprehensive income                               $  3,963    $  6,619
                                                   ========    ========


The accompanying notes are an integral part of these condensed consolidated financial statements

                          WILSON GREATBATCH TECHNOLOGIES, INC.
               CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS - Unaudited
                                     (IN THOUSANDS)

-------------------------------------------------------------------------------

                                                                     Three months ended
                                                                         March 31,
                                                                     2005         2004
                                                                 ---------    ---------
Cash flows from operating activities:
  Net income                                                     $   4,003    $   6,619
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                                  4,039        3,362
      Stock-based compensation                                         795          881
      Deferred income taxes                                          1,959           --
      Loss on disposal of assets                                       512          221
  Changes in operating assets and liabilities:
    Accounts receivable                                             (5,384)      (3,765)
    Inventories                                                      1,750       (2,781)
    Prepaid expenses and other current assets                       (1,830)         210
    Accounts payable                                                (1,965)       1,333
    Accrued expenses and other current liabilities                  (1,345)      (3,837)
    Income taxes                                                      (297)         332
                                                                 ---------    ---------
             Net cash provided by operating activities               2,237        2,575
                                                                 ---------    ---------
Cash flows from investing activities:
  (Purchase) sale of short-term investments, net                    (4,117)       3,910
  Acquisition of property, plant and equipment                      (8,523)      (6,615)
  Proceeds from sale of assets                                          23            9
  Decrease (increase) in other assets                                    6          (68)
  Acquisition of subsidiary, net                                        --      (45,445)
                                                                 ---------    ---------
             Net cash used in investing activities                 (12,611)     (48,209)
                                                                 ---------    ---------
Cash flows from financing activities:
  Principal payments of long-term debt                                (354)        (286)
  Issuance of common stock                                             115          508
  Issuance of treasury stock                                           --           179
                                                                 ---------    ---------
           Net cash (used in) provided by financing activities        (239)         401
                                                                 ---------    ---------
Net decrease in cash and cash equivalents                          (10,613)     (45,233)
Cash and cash equivalents, beginning of year                        89,473      119,486
                                                                 ---------    ---------
Cash and cash equivalents, end of period                         $  78,860    $  74,253
                                                                 =========    =========

The accompanying notes are an integral part of these condensed consolidated financial statements

                      WILSON GREATBATCH TECHNOLOGIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
-------------------------------------------------------------------------------


1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of Wilson Greatbatch Technologies, Inc. (the "Company") for the periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from these estimates. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

     The Company utilizes a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31st. For 52-week years, each quarter contains 13 weeks. For clarity of presentation, the Company describes all periods as if each quarter end is March 31st, June 30th and September 30th and as if the year-end is December 31st. The first quarter of 2005 and 2004 each contained 13 weeks.


2.   STOCK-BASED COMPENSATION

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


                                               Three months ended
                                                   March 31,
                                              2005           2004
                                              ----         -------

      Risk-free interest rate                 4.13%          3.07%
      Expected volatility                       52%            50%
      Expected life (in years)                   5              5
      Expected dividend yield                    0%             0%


     The Company's net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each year is as follows (in thousands except per share data:



                                                   Three months ended
                                                       March 31,
                                                   2005         2004
                                                 ---------   ----------
     Net income as reported                       $   4,003   $   6,619
     Stock-based employee compensation cost
     included in net income as reported, net of
     related tax effects                          $     557   $     612
     Stock-based employee compensation cost
     determined using the fair value based
     method, net of related tax effects           $   1,042   $   1,154

     Pro forma net income                         $   3,518   $   6,077

     Earnings per share:
         Basic - as reported                      $    0.19   $    0.31
         Basic - pro forma                        $    0.17   $    0.29
         Diluted - as reported                    $    0.19   $    0.29
         Diluted - pro forma                      $    0.17   $    0.27




3.   SUPPLEMENTAL CASH FLOW INFORMATION (in thousands):

                                                                Three months ended
                                                                     March 31,
                                                                2005          2004
                                                              ------         -------
     Noncash investing and financing activities:
          Common stock contributed to 401(k) Plan            $ 2,729        $ 2,723

4.   SHORT-TERM INVESTMENTS

     Short-term investments at March 31, 2005 and December 31, 2004 consist of investments acquired with maturities that exceed three months and are less than one year at the time of acquisition and equity securities classified as available-for-sale securities.

     Short-term investments comprised the following (in thousands):



                                                            As of March 31, 2005
                                                                               Gross
                                                     Gross unealized         unrealized        Esimated fair
                                           Cost            gains               losses              value
                                          ------          -------            ---------          ----------
     Available-for-sale:
     Equity Security                     $  276              $--              $  (81)                 195

     Held-to-maturity:
     Municipal Bonds                      6,681               --                 (13)               6,668
                                         ------          -------              ------               ------
     Short-term investments              $6,957              $--              $  (94)              $6,863
                                         ======          =======              =======              ======

                                                            As of March 31, 2004
                                                                              Gross
                                                     Gross unealized       unrealized        Esimated fair
                                          Cost            gains               losses              value
                                         ------          -------            ---------          ----------
     Available-for-sale:
     Available-for-sale:
     Equity Security                     $  276              $--              $  (18)              $  258

     Held-to-maturity:
     Municipal Bonds                      2,501               --                   1                2,502
                                         ------          -------              ------               ------
     Short-term investments              $2,777              $--              $  (17)              $2,760
                                         ======          =======              =======              ======


     The municipal bonds have maturity dates ranging from April
     2005 to September 2005.


5.   INVENTORIES

     Inventories comprised the following (in thousands):



                                            March 31,     December 31,
                                              2005           2004
                                           ----------    ------------
     Raw materials                           $ 14,441        $ 14,053
     Work-in-process                           10,609          11,275
     Finished goods                             7,227           8,699
                                           ----------    ------------
     Total                                   $ 32,277        $ 34,027
                                           ==========    ============

6.   INTANGIBLE ASSETS

     Intangible assets comprised the following (in thousands):


                                                                As of March 31, 2005
                                                                --------------------
                                                 Gross carrying            Accumulated           Net carrying
                                                      Amount               amortization             Amount
                                                    --------             ---------------          --------
     Amortizing intangible assets:
        Patented technology                         $ 21,462               $(10,537)              $ 10,925
        Unpatented technology                         30,886                 (7,082)                23,804
        Other                                          1,340                 (1,300)                    40
                                                    --------               --------               --------
                                                      53,688                (18,919)                34,769
     Non-amortizing intangible assets:
        Trademark and names                           31,420                 (3,168)                28,252
                                                    --------               --------               --------
     Total intangible assets                        $ 85,108               $(22,087)              $ 63,021
                                                    ========               ========               ========

                                                                As of March 31, 2004
                                                                --------------------
                                                Gross carrying           Accumulated           Net carrying
                                                    Amount               amortization             Amount
                                                   --------             ---------------          --------
     Amortizing intangible assets:
     Amortizing intangible assets:
       Patented technology                         $ 21,462               $(10,137)              $ 11,325
       Unpatented technology                         30,886                 (6,525)                24,361
       Other                                          1,340                 (1,294)                    46
                                                   --------               --------               --------
                                                     53,688                (17,956)                35,732
     Non-amortizing intangible assets:
       Trademark and names                           31,420                 (3,168)                28,252
                                                   --------               --------               --------
     Total intangible assets                       $ 85,108               $(21,124)              $ 63,984
                                                   ========               ========               ========



     Aggregate amortization expense for first quarter 2005 and 2004 was $1.0 million and $0.8 million, respectively. Annual amortization expense is estimated to be $2.9 million for the remainder of 2005, $3.8 million for 2006 to 2008, $3.2 million for 2009, and $2.7 million for 2010.

7.   DEBT

     Long-term debt comprised the following (in thousands):

                                                           March 31,   December 31,
                                                             2005          2004
                                                          ---------     ----------
     2.25% convertible subordinated notes, due 2013        $ 170,000     $ 170,000
     Capital lease obligations                                 1,298         1,652
                                                           ---------     ---------
                                                             171,298       171,652
     Less current portion                                       (890)       (1,000)
                                                           ---------     ----------
     Total long-term debt                                  $ 170,408     $ 170,652
                                                           =========     =========

     REVOLVING LINE OF CREDIT

     As of March 31, 2005, the Company had no balance outstanding on its existing $20.0 million committed revolving line of credit. As of March 31, 2005 the Company was not in compliance with one of the financial covenants in the credit agreement. The Company and its lending syndicate are in the process of amending the agreement and the Company expects to have an amended agreement in place before May 31, 2005. The Company expects the amended agreement will include a larger credit line and revised financial covenants.

8.   EARNINGS PER SHARE

     The following table reflects the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                                                         Three months ended
                                                                                              March 31,
                                                                                          2005         2004
                                                                                        --------     -------
     Numerator for basic earnings per share:
       Income from continuing operations                                                $ 4,003      $ 6,619
     Effect of dilutive securities:
     Interest expense on convertible notes and related
        deferred financing fees, net of tax                                                   -          768
                                                                                        -------      -------
     Numerator for diluted earnings per share                                           $ 4,003      $ 7,387
                                                                                        =======      =======
     Denominator for basic earnings per share:
        Weighted average shares outstanding                                              21,473       21,281
     Effect of dilutive securities:
        Convertible notes                                                                     -        4,219
        Stock options and unvested restricted stock                                         110          411
                                                                                        -------      -------
     Dilutive potential common shares                                                       110        4,630
                                                                                        -------      -------
     Denominator for diluted earnings per share                                          21,583       25,911
                                                                                        =======      =======
     Basic earnings per share                                                           $  0.19      $  0.31
                                                                                        =======      =======
     Diluted earnings per share                                                         $  0.19      $  0.29
                                                                                        =======      =======



9.   COMPREHENSIVE INCOME

     For first quarter 2004, the Company's only component of comprehensive income is its net income. For first quarter 2005, the Company's comprehensive income includes net income and an unrealized loss on available-for-sale securities.

10.  COMMITMENTS AND CONTINGENCIES

     LITIGATION - During 2002, a former non-medical customer commenced an action alleging that the Company had used proprietary information of the customer to develop certain products. We have meritorious defenses and are vigorously defending the case. No accrual for an adverse judgment has been made as such outcome is not deemed probable, the potential risk of loss is between $0.0 and $1.75 million.

     On May 2, 2005, a complaint was filed against the Company by a developer of an implantable drug delivery device in the United States Federal District Court for the Central District of California. The complaint was legally served on the Company on May 6, 2005. In its complaint, the plaintiff alleges that the Company has breached a 2002 supply agreement providing for the Company to supply the customer with pumps for drug delivery devices that it is developing. Plaintiff seeks significant compensatory and punitive damages, together with certain declatory and injunctive relief. While the Company has not completed its investigation, it believes that it has meritorious defenses and intends to vigorously defend this action.

     PRODUCT WARRANTIES - The change in aggregate product warranty liability for the quarter ended March 31, 2005, is as follows (in thousands):



     Beginning balance                                              $ 926
     Additions to warranty reserve                                     25
     Warranty claims paid                                              (3)
                                                                    -----
     Ending balance                                                 $ 948
                                                                    =====

     CAPITAL EXPENDITURES - During 2004, the Company commenced the build out of its medical battery and capacitor manufacturing facility in Alden, NY and its value-add manufacturing facility in Tijuana, Mexico. These facilities will enable the Company to further consolidate its operations and implement state of the art manufacturing capabilities at both locations. The total contractual obligations for construction of these facilities at March 31, 2005 is $6.0 million and will be financed by existing, or internally generated cash.


11.  BUSINESS SEGMENT INFORMATION

     The Company operates its business in two reportable segments: Implantable Medical Components ("IMC") and Electrochem Commercial Power ("ECP"), (formerly "Electrochem Power Solutions"). The IMC segment designs and manufactures critical components used in implantable medical devices. The principal components are batteries, capacitors, filtered feedthroughs, coated components, enclosures and machined and molded precision components. The principal medical devices are pacemakers, defibrillators and neurostimulators. The ECP segment designs and manufactures high performance cells and battery packs; principal markets for these products are for oil and gas exploration, oceanographic equipment, and aerospace.

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

     An analysis and reconciliation of the Company's business segment information to the respective information in the consolidated financial statements is as follows (in thousands):

                                                                Three months ended
                                                                    March 31,
     Sales:                                                 2005                   2004
                                                        ---------              ---------
     IMC
       ICD batteries                                    $ 10,751               $  9,420
       Pacemaker and other batteries                       5,255                  5,694
       ICD Capacitors                                      4,297                  8,408
       Feedthroughs                                       13,682                 13,727
       Enclosures                                          6,547                  5,397
       Other                                               7,333                  5,632
                                                        --------               --------
     Total IMC                                            47,865                 48,278
     ECP                                                   8,493                  7,247
                                                        --------               --------
     Total sales                                        $ 56,358               $ 55,525
                                                        ========               ========
     Segment income from operations:
       IMC                                              $  7,877               $ 10,822
       ECP                                                 1,880                  2,295
                                                        --------               --------
     Total segment income from operations                  9,757                 13,117
     Unallocated operating expenses                       (3,483)                (2,744)
                                                        --------               --------
     Operating income as reported                          6,274                 10,373
     Unallocated other income and expense                   (556)                  (849)
                                                        --------               ---------
     Income before income taxes as reported             $  5,718               $  9,524
                                                        ========               ========



     The carrying amount of goodwill at December 31, 2004 and
                March 31, 2005 is as follows:

         IMC                   ECP             Total
      ---------             -------         ---------
      $ 154,206             $ 2,566         $ 156,772
      =========             =======         =========

12.  OTHER OPERATING EXPENSE

     During first quarter 2005, the following non-recurring charges were recorded in other operating expense in the Company's Condensed Consolidated Statement of Operations.

     SEVERANCE CHARGES. The Company implemented a 4% workforce reduction as a continuation of cost containment efforts initiated mid-year 2004, which resulted in a severance charge of $1.5 million during the quarter.

     Accrued liabilities at March 31, 2005 related to the severance charges comprised the following (in thousands):


                                            IMC          ECP      Corporate     Total
                                          -------     -------     ---------   -------
     Severance charges                    $   860     $   210     $   430     $ 1,500
     Cash payments                           (464)        (73)       (296)       (833)
     Write-offs                                --          --          --          --
                                          -------     -------     -------     -------
     Balance, March 31, 2005              $   396     $   137     $   134     $   667
                                          =======     =======     =======     =======


     The severance charges related to corporate employees are included in unallocated operating expenses. It is expected that the remaining accrued severance as of March 31, 2005, will be paid within the next six months.

     ALDEN FACILITY CONSOLIDATION - On February 23, 2005, the Company announced its intent to consolidate the medical capacitor manufacturing operations, currently in Cheektowaga, NY, and the implantable medical battery manufacturing operations, currently in Clarence, NY, into the advanced power source manufacturing facility in Alden, NY ("Alden Facility"). The Company is also consolidating the capacitor research, development and engineering operations from the Cheektowaga, NY, facility into the existing implantable medical battery research, development, and engineering operations in Clarence, NY.

     The total cost estimated for these consolidation efforts is anticipated to be between $3.5 and $4.0 million. The Company expects to incur this additional expense over the next three fiscal quarters. The expenses for the Alden Facility consolidation are included in the IMC business segment. The major categories of costs to be incurred, which will primarily be cash expenditures, include the following:

     o    Production inefficiencies and revalidation - $1.5 to $1.7 million;
     o    Training - $0.6 to $0.7 million;
     o    Moving and facility closures - $0.9 million to $1.0 million; and
     o    Infrastructure - $0.5 to $0.6 million.

     Alden Facility consolidation infrastructure expenses of $0.03 million were incurred and paid during the quarter.

     CARSON CITY FACILITY SHUTDOWN AND TIJUANA FACILITY CONSOLIDATION - On March 7, 2005, the Company announced its intent to close the Carson City, NV facility ("Carson City Facility") and consolidate the work performed at the Carson City Facility into the Tijuana, Mexico facility ("Tijuana Facility").

     The total estimated cost for this facility consolidation plan is anticipated to be between $4.5 million and $5.4 million. The Company expects to incur this additional cost over the next four fiscal quarters. The major categories of costs to be incurred include the following:

     o   Costs related to the shutdown of the Carson City Facility:
         a.  Severance and retention - $1.4 to $1.6 million;
         b.  Accelerated depreciation - $0.5 to $0.6 million; and
         c.  Other  - $0.6 to $0.7 million.

     o   Costs related to the Tijuana Facility consolidation:
         a.  Production inefficiencies and revalidation - $0.4 to $0.5 million;
         b.  Relocation and moving - $0.3 to $0.5 million;
         c. Personnel (including travel, training and duplicate wages) - $1.0 to $1.1 million; and
         d.  Other - $0.3 to $0.4 million.

     All categories of costs are considered to be future cash expenditures, except accelerated depreciation. The expenses for the Carson City facility shutdown and the Tijuana facility consolidation are included in the IMC business segment.

     Accrued liabilities at March 31, 2005 related to the Carson City facility shutdown comprised the following (in thousands):




                                    Severance and     Accelerated
                                       retention      Depreciation           Other               Total
                                    -------------     -------------     ----------------   ----------------
     Restructuring charges                $ 145              $  50               $  --              $ 195
     Cash payments                           --                 --                  --                 --
     Write-offs                              --                (50)                 --                (50)
                                          -----             ------                ----             ------
     Balance, March 31, 2005              $ 145              $  --               $  --              $ 145
                                          =====             ======                ====             ======


     As of the end of the first quarter of 2005, no expenses have been recorded related to the Tijuana facility consolidation other than the cost related to the Carson City shutdown described above.

13.  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 151, INVENTORY COSTS, an amendment of ARB No. 43, Chapter 4 ("SFAS No. 151"). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, handling costs and wasted material (spoilage). Among other provisions, the new rule requires that such items be recognized as current-period charges, regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The company does not expect that adoption of SFAS No. 151 will have a material effect on its consolidated financial position, consolidated results of operations, or liquidity.

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), SHARE-BASED PAYMENT ("SFAS No. 123(R)"). This statement is a revision of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, and supercedes APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. This standard requires the Company to measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards. The cost will be recognized as compensation expense over the vesting period of the awards.

     The Company anticipates adopting the provisions of SFAS No. 123(R) on January 1, 2006 using the modified prospective application. Accordingly, compensation expense will be recognized for all newly granted awards and awards modified, repurchased, or cancelled after January 1, 2006. Compensation cost for the unvested portion of awards that are outstanding as of January 1, 2006 will be recognized ratably over the remaining vesting period. The compensation cost for the unvested portion of awards will be based on the fair value at date of grant as calculated for the Company's pro forma disclosure under SFAS 123.

     The Company estimates that the effect on net income and earnings per share in the periods following adoption of SFAS 123(R) will be consistent with the Company's pro forma disclosure under SFAS No. 123, except that estimated forfeitures will be considered in the calculation of compensation expense under SFAS 123(R). Additionally, the actual effect on net income and earnings per share will vary depending upon the number of options granted in subsequent periods compared to prior years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

We are a leading developer and manufacturer of batteries, capacitors, feedthroughs, enclosures, and other components used in implantable medical devices ("IMDs") through our Implantable Medical Components ("IMC") business. We offer technologically advanced, highly reliable and long lasting products for IMDs and enable our customers to introduce IMDs that are progressively smaller, longer lasting, more efficient and more functional. We also leverage our core competencies in technology and manufacturing through our Electrochem Commercial Power ("ECP") business (formerly "Electrochem Power Solutions") to develop and produce cells and battery packs for commercial applications that demand high performance and reliability, including oil and gas exploration, oceanographic equipment and aerospace.

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

We utilize a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31st. For 52-week years, each quarter contains 13 weeks. For clarity of presentation, we describe all periods as if each quarter end is March 31st, June 30th and September 30th and as if the year-end is December 31st. The first quarter of 2005 and 2004 each contained 13 weeks.

The commentary that follows should be read in conjunction with our consolidated financial statements and related notes and with the Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K for the fiscal year ended December 31, 2004.

OVERVIEW

During and subsequent to the first quarter 2005, there were several developments affecting our business:

     o We recorded record sales results of $56.4 million in the quarter, led by strong sales of ICD batteries, enclosures, coated components and commercial power sources.

     o We shipped the first assembly products from our facility in Tijuana, Mexico. Remaining construction phases of the Tijuana facility are proceeding as planned.

     o We completed the construction of the medical battery portion of our new advanced battery plant in Alden, NY. We began moving the manufacturing equipment from the existing medical battery plant and expect to complete the move by mid-2005. The construction related to our capacitor manufacturing capabilities is underway and we expect to complete construction by mid-2005. We anticipate that the move will be completed by the third quarter of 2005.

     o We signed a modification to an agreement with a major customer that includes securing a significant increase in contractual minimum quantities of wet tantalum capacitors as well as an extension of the agreement through the first quarter of 2006.

PRODUCT DEVELOPMENT

As mentioned in our annual report (which is available on our website, www.greatbatch.com), our near term focus for growth in the medical battery market is the introduction of our Q-Series batteries. Initially they will be available in two configurations - QHR (High Rate) and QMR (Medium Rate). These batteries hold the promise of unparalleled performance in a wide range of implantable device and neurostimulation applications and allow our customers to incorporate advanced power-hungry features into these devices. While companies typically announce new products that have modest improvements in form and/or function regularly, we believe the Q-Series firmly establishes a new industry standard. It delivers advanced performance criteria to an industry that historically embraces new products. We believe the Q-Series will represent a major breakthrough by combining a smaller size with greater energy density (more power).

Based on our limited test results to date, batteries incorporating nanotechnology may demonstrate the potential for generating even further improvements. While nanotechnology is showing some limited benefits in current battery designs, we do not anticipate realizing its full potential until it can be tested in the Q-Series design. As the word implies, "nano" unlocks the promise of smaller size and offers potential for enhanced product performance and manufacturability. Additionally, nano applications are not limited to batteries. The same technology may well be the enabling force behind other new products now in development such as significantly smaller higher voltage capacitors, novel form batteries and capacitors that will be used in new, far less intrusive cardiac therapy applications that represent an entirely new approach to CRM treatment.

NON-RECURRING CHARGES

During first quarter 2005, we recorded non-recurring charges in other operating expense related to our ongoing cost savings and consolidation efforts.

SEVERANCE CHARGES. The Company implemented a 4% workforce reduction, which resulted in a severance charge of $1.5 million during the quarter. Of this amount, $0.8 million was paid in cash during the quarter. The remaining balance is anticipated to be paid in cash within the next six months.

ALDEN FACILITY CONSOLIDATION. On February 23, 2005, we announced our intent to consolidate the medical capacitor manufacturing operations, currently in Cheektowaga, NY, and the implantable medical battery manufacturing operations, currently in Clarence, NY, into the advanced power source manufacturing facility in Alden, NY ("Alden Facility"). We are also consolidating the capacitor research, development and engineering operations from the Cheektowaga, NY, facility into the existing implantable medical battery research, development, and engineering operations in Clarence, NY.

The total cost estimated for these consolidation efforts is anticipated to be between $3.5 and $4.0 million. Infrastructure expenses of $0.03 million were incurred and paid in cash during the quarter. We expect to incur the remaining expense over the next three fiscal quarters.

CARSON CITY FACILITY SHUTDOWN AND TIJUANA FACILITY CONSOLIDATION. On March 7, 2005, we announced our intent to close the Carson City, NV facility ("Carson City Facility") and consolidate the work performed at the Carson City Facility into the Tijuana, Mexico facility ("Tijuana Facility").

The total estimated cost for this facility consolidation plan is anticipated to be between $4.5 million and $5.4 million, comprised of between $2.5 million to $2.9 million for the Carson City Facility shutdown and $2.0 to $2.5 million for the Tijuana Facility consolidation. We expect to incur these additional costs over the next four fiscal quarters. All categories of costs are considered to be future cash expenditures, except accelerated depreciation.

Carson City Facility shutdown expenses of $0.2 million were recorded during the quarter, $0.15 million for severance and retention and $0.05 million for accelerated depreciation. None of the severance and retention amounts were paid by the end of the first quarter.

Results of Operation and Financial Condition
                                                                                 Three months ended
                                                                                      March 31,              $            %
In thousands, except per share data                                             2005          2004        Change       Change
---------------------------------------------------------------------------------------------------------------------------------
IMC
     ICD batteries                                                               $ 10,751      $ 9,420        1,331          14%
     Pacemaker and other batteries                                                  5,255        5,694         (439)         -8%
     ICD Capacitors                                                                 4,297        8,408       (4,111)        -49%
     Feedthroughs                                                                  13,682       13,727          (45)          0%
     Enclosures                                                                     6,547        5,397        1,150          21%
     Other                                                                          7,333        5,632        1,701          30%
                                                                            -----------------------------------------------------
Total IMC                                                                          47,865       48,278         (413)         -1%
ECP                                                                                 8,493        7,247        1,246          17%
                                                                            -----------------------------------------------------
Total sales                                                                        56,358       55,525          833           2%
Cost of sales                                                                      35,571       32,350        3,221          10%
                                                                            -----------------------------------------------------
Gross profit                                                                       20,787       23,175       (2,388)        -10%
Gross margin                                                                         36.9%        41.7%                    -4.8%

Selling, general, and administrative expenses (SG&A)                                6,766        6,925         (159)         -2%
SG&A as a % of sales                                                                12.0%        12.5%                     -0.5%

Research, development and engineering costs, net (RD&E)                             4,401        4,881         (480)        -10%
RD&E as a % of sales                                                                  7.8%         8.8%                    -1.0%

Intangible amortization                                                               958          775          183          24%
Other operating expense, net                                                        2,388          221        2,167         981%
                                                                            -----------------------------------------------------
Operating income                                                                    6,274       10,373       (4,099)        -40%
Operating margin                                                                     11.1%        18.7%                     7.6%

Interest expense                                                                    1,131        1,160          (29)         -3%
Interest income                                                                      (575)        (313)        (262)         84%
Other expense (income), net                                                             -            2           (2)       -100%
Provision for income taxes                                                          1,715        2,905       (1,190)        -41%
Effective tax rate                                                                   30.0%        30.5%                    -0.5%
                                                                            -----------------------------------------------------
Net income                                                                        $ 4,003      $ 6,619      $(2,616)        -40%
                                                                            =====================================================
Net margin                                                                            7.1%        11.9%                    -4.8%
Diluted earnings per share                                                         $ 0.19       $ 0.29      $ (0.10)        -34%

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

The 1% decrease in IMC sales was primarily due to lower demand by a major customer for wet tantalum capacitors combined with an average 1% reduction in selling prices. The decrease in volume of capacitors was partially offset by increased volume of other IMC products, primarily coated components, ICD batteries and enclosures. Sales of a minor amount of assembly products manufactured in our Tijuana Facility commenced during the quarter.

ECP. Similar to IMC customers, we have pricing arrangements with our customers that many times do not specify minimum quantities. Our visibility to customer ordering patterns is over a relatively short period of time. The 17% increase in ECP sales is due to volume, resulting from increased demand for power sources used in pipeline inspections. This demand can be attributed in part to increased legislation in the oil and gas industry, resulting in the requirement of more frequent inspections.

GROSS PROFIT

The 480 basis point decrease in gross margin was primarily due to the following factors:

     a. Increased period costs resulting from excess capacity at our Tijuana assembly plant: 150 basis points;
     b. Increased period costs resulting from excess capacity at our wet tantalum capacitor manufacturing plant: 120 basis points;
     c.   Lower IMC selling prices: 100 basis points;
     d.   Various other individually immaterial items: 110 basis points.

SG&A EXPENSES

Expenses decreased as a result of cost savings initiatives instituted mid-year 2004 and January 2005 including workforce reductions and consolidation efforts.

RD&E EXPENSES

Expenses decreased as a result of cost reduction measures in our engineering functions of $0.2 million, workforce reductions related to our cost savings initiatives, and increased engineering income of $0.2 million from new product development projects.

AMORTIZATION EXPENSE

The increase primarily reflects the impact of the additional intangible amortization resulting from the NanoGram acquisition. The amortization of the NanoGram intangibles amounts to approximately $0.4 million in the first quarter of 2005.

OTHER OPERATING EXPENSE

The increase is comprised of the following:

     a. $1.5 million related to severance cost from a 4% reduction in workforce;
     b.   $0.5 million related to asset writedowns;
     c. $0.2 million related to cost associated with the shutdown of the Carson City facility;
     d. $0.2 million related to costs associated with the start-up of the Tijuana facility.

Refer to non-recurring charges discussion for disclosure related to the timing and level of remaining expenditures for items a, c, and d.

INTEREST EXPENSE AND INTEREST INCOME

Interest expense was consistent from the prior year.

Interest income increased due to the movement of investments in mid-2004 from tax deferred to taxable securities, which bear higher rates of return.

PROVISION FOR INCOME TAXES

The effective tax rate declined due to various state tax planning initiatives realized in mid-2004. We anticipate the full year effective tax rate will not exceed 30.0%.

Our effective tax rate is below the United States statutory rate primarily as a result of federal and state tax credits and the allowable Extraterritorial Income Exclusion ("ETI") for 2005.

LIQUIDITY AND CAPITAL RESOURCES

REVOLVING LINE OF CREDIT

As of March 31, 2005, we had no balance outstanding on our existing $20.0 million committed revolving line of credit. As of March 31, 2005 we were not in compliance with one of the financial covenants in the credit agreement. We are in the process of amending the agreement with our lending syndicate and we expect to have an amended agreement in place before May 31, 2005. We expect that the amended agreement will include a larger credit line and revised financial covenants.

Our principal sources of liquidity are our operating cash flow combined with our working capital of $138.5 million at March 31, 2005 and our unused credit line with our lending syndicate. Historically we have generated cash from operations sufficient to meet our capital expenditure and debt service needs, other than for acquisitions. At March 31, 2005, our current ratio was 7.0:1.

The Company regularly engages in discussions relating to potential acquisitions and may announce an acquisition transaction at any time.

OPERATING ACTIVITIES

Positive cash flows from operating activities were achieved in both periods presented. During the current period, increased accounts receivable utilized approximately $5.0 million dollars of the cash provided from operating activities.

INVESTING ACTIVITIES

The majority of the current year increase in capital spending was for the following:

     a.   New medical power manufacturing plant in Alden, NY - $3.0 million; and
     b.   New assembly plant in Tijuana, Mexico - $4.0 million.

In March 2004, we purchased NanoGram for approximately $45.7 million. The most significant elements of the purchase price allocation were to patented and unpatented technology and goodwill. The cost is being amortized over the remaining estimated useful life of 11.5 years. The residual amount of the allocation of $35.1 million went to goodwill, which is not amortized but rather subject to periodic testing for impairment. NanoGram is now referred to as our Advanced Research Laboratory. Since the primary function of this operation is research and development, all costs are appropriately classified in that category.

Approximately $4.1 million of cash was converted to short-term investments during the quarter.

FINANCING ACTIVITIES

Payments on capital lease obligations and non-qualified stock option exercises are the primary financing activities for both periods presented.

CAPITAL STRUCTURE

At March 31, 2005, our capital structure consisted primarily of $170.0 million of convertible subordinated notes and our 21.6 million shares of common stock outstanding. We have in excess of $86.0 million in cash, cash equivalents and short-term investments and are in a position to facilitate future acquisitions if necessary. We are also authorized to issue 100 million shares of common stock and 100 million shares of preferred stock. The market value of our outstanding common stock since our IPO has exceeded our book value and the average daily trading volume of our common stock has also increased; accordingly, we believe that if needed we can access public markets to sell additional common or preferred stock assuming conditions are appropriate.

Our capital structure allows us to support our internal growth and provides liquidity for corporate development initiatives. The current expectation for 2005 is that capital spending is expected to be in the range of $30.0 million to $35.0 million, primarily due to the build-out of the Alden Facility ($11.0 million), the Tijuana Facility ($10.0 million), and normal maintenance capital expenditures.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements within the meaning of Item 303(a)(4) of Regulation S-K.

INFLATION

We do not believe that inflation has had a significant effect on our operations.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2004, the FASB issued SFAS No. 151, INVENTORY COSTS, an amendment of ARB No. 43, Chapter 4 ("SFAS 151"). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, handling costs and wasted material (spoilage). Among other provisions, the new rule requires that such items be recognized as current-period charges, regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. SFAS 151 is effective for fiscal years beginning after June 15, 2005. We do not expect that adoption of SFAS 151 will have a material effect on our consolidated financial position, consolidated results of operations, or liquidity.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), SHARE-BASED PAYMENT ("SFAS 123(R)"). This statement is a revision of SFAS 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, and supercedes APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. This standard requires us to measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards. The cost will be recognized as compensation expense over the vesting period of the awards.

We will adopt the provisions of SFAS 123(R) on January 1, 2006 using the modified prospective application. Accordingly, we will recognize compensation expense for all newly granted awards and awards modified, repurchased, or cancelled after January 1, 2006. Compensation cost for the unvested portion of awards that are outstanding as of January 1, 2006 will be recognized ratably over the remaining vesting period. The compensation cost for the unvested portion of awards will be based on the fair value at date of grant as calculated for our pro forma disclosure under SFAS No. 123.

We estimate that the effect on net income and earnings per share in the periods following adoption of SFAS 123(R) will be consistent with our pro forma disclosure under SFAS No. 123, except that estimated forfeitures will be considered in the calculation of compensation expense under SFAS 123(R). Additionally, the actual effect on net income and earnings per share will vary depending upon the number of options granted in subsequent periods compared to prior years.

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

Our unaudited condensed consolidated financial statements are based on the selection of accounting policies and the application of significant accounting estimates, some of which require management to make significant assumptions. We believe that some of the more critical estimates and related assumptions that affect our financial condition and results of operations are in the areas of inventories, goodwill and other indefinite lived intangible assets, long-lived assets and income taxes.

During the three months ended March 31, 2005, we did not change or adopt new accounting policies that had a material effect on our consolidated financial condition and results of operations.

CONTRACTUAL OBLIGATIONS

During 2004, we commenced the build out of our Alden Facility and our Tijuana Facility. These facilities will enable the Company to further consolidate its operations and implement state of the art manufacturing capabilities at both locations. The contractual obligations for construction of these facilities is $6.0 million and will be financed by existing, or internally generated cash.

LITIGATION

During 2002, a former non-medical customer commenced an action alleging that we used proprietary information of the customer to develop certain products. We have meritorious defenses and are vigorously defending the case. No accrual for an adverse judgment has been made as such outcome is not deemed probable, the potential risk of loss is between $0.0 and $1.75 million.

On May 2, 2005, a complaint was filed against us by a developer of an implantable drug delivery device in the United States Federal District Court for the Central District of California. The complaint was legally served on us on May 6, 2005. In its complaint, the plaintiff alleges that we have breached a 2002 supply agreement providing for us to supply the customer with pumps for drug delivery devices that it is developing. Plaintiff seeks significant compensatory and punitive damages, together with certain declatory and injunctive relief. While we have not completed our investigation, we believe we have meritorious defenses and intend to vigorously defend this action.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Under our line of credit any borrowings bear interest at fluctuating market rates. At March 31, 2005, we did not have any borrowings outstanding under our line of credit and thus no interest rate sensitive financial instruments.

ITEM 4.  CONTROLS AND PROCEDURES.

     a. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. During the first quarter of 2005, our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

          Based on their evaluation as of March 31, 2005, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to reasonably ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

     b.   CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

          There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter to which this Quarterly Report on Form 10-Q relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.
During 2002, a former non-medical customer commenced an action alleging that the Company had used proprietary information of the customer to develop certain products. We have meritorious defenses and are vigorously defending the case. No accrual for an adverse judgment has been made as such outcome is not deemed probable, the potential risk of loss is between $0.0 and $1.75 million.

On May 2, 2005, a complaint was filed against the Company by a developer of an implantable drug delivery device in the United States Federal District Court for the Central District of California. The complaint was legally served on the Company on May 6, 2005. In its complaint, the plaintiff alleges that the Company has breached a 2002 supply agreement providing for the Company to supply the customer with pumps for drug delivery devices that it is developing. Plaintiff seeks significant compensatory and punitive damages, together with certain declatory and injunctive relief. While the Company has not completed its investigation, it believes that it has meritorious defenses and intends to vigorously defend this action.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

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


Dated:  May 11, 2005     WILSON GREATBATCH TECHNOLOGIES, INC.

                         By  /S/ EDWARD F. VOBORIL
                         --------------------------------------------------
                             Edward F. Voboril
                             Chairman of the Board,
                             President and Chief Executive
                             Officer
                             (Principal Executive Officer)


                         By  /S/ LAWRENCE P. REINHOLD
                         --------------------------------------------------
                             Lawrence P. Reinhold
                             Executive Vice President and
                             Chief Financial Officer
                             (Principal Financial Officer)


                         By  /S/ THOMAS J. MAZZA
                         --------------------------------------------------
                             Thomas J. Mazza
                             Vice President and Controller
                             (Principal Accounting Officer)

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

          3.2       Amended and Restated Bylaws (incorporated by reference to
                    Exhibit 3.2 to our quarterly report on Form 10-Q ended March 29, 2002).

          10.1+ Supply Agreement for filtered feedthrough materials and components dated February 22, 2005, between Wilson Greatbatch Technologies, Inc. and Guidant Corporation.

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