Form 10-Q
period 2005-07-01
GREATBATCH, INC.
filed 2005-08-10
CIK 1114483

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the Quarter ended July 1, 2005

                         Commission File Number 1-16137

                                GREATBATCH, INC.
             (Exact name of Registrant as specified in its charter)

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

The number of shares outstanding of the Company's common stock, $.001 par value per share, as of August 5, 2005 was: 21,613,552 shares.

                                GREATBATCH, INC.
                         TABLE OF CONTENTS FOR FORM 10-Q
           AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005
                                                                            Page

COVER PAGE                                                                    1

TABLE OF CONTENTS                                                             2

PART I- FINANCIAL INFORMATION (unaudited)

ITEM 1. Condensed Consolidated Financial Statements

        Condensed Consolidated Balance Sheet                                  3

        Condensed Consolidated Statement of Operations and
        Comprehensive Income                                                  4

        Condensed Consolidated Statement of Cash Flows                        5

        Notes to Condensed Consolidated Financial Statements                  6

ITEM 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                            18

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk           31

ITEM 4. Controls and Procedures                                              31

PART II-OTHER INFORMATION

ITEM 1. Legal Proceedings                                                    32

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds          32

ITEM 3. Defaults Upon Senior Securities                                      32

ITEM 4. Submission of Matters to a Vote of Security Holders                  32

ITEM 5. Other Information                                                    33

ITEM 6. Exhibits                                                             33

SIGNATURES                                                                   34

EXHIBIT INDEX                                                                35

PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                GREATBATCH, INC.
                CONDENSED CONSOLIDATED BALANCE SHEET - Unaudited
                                 (IN THOUSANDS)
-------------------------------------------------------------------------------------------------------
ASSETS                                                                      June 30,       December 31,
                                                                              2005             2004
Current assets:
  Cash and cash equivalents                                        $         83,036    $      89,473
  Short-term investments                                                      5,107            2,759
  Accounts receivable, net                                                   35,515           24,288
  Inventories                                                                33,672           34,027
  Refundable income taxes                                                     3,783            3,673
  Deferred income taxes                                                       3,622            3,622
  Prepaid expenses and other current assets                                   6,094            4,637
                                                                   ----------------    --------------
          Total current assets                                              170,829          162,479

Property, plant, and equipment, net                                         100,901           92,210
Intangible assets, net                                                       62,058           63,984
Goodwill                                                                    156,772          156,772
Other assets                                                                  4,496            4,493
                                                                   ----------------    --------------
Total assets                                                       $        495,056    $     479,938
                                                                   ================    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                            7,850            8,971
  Accrued expenses and other current liabilities                             18,703           18,109
  Current portion of long-term debt                                           1,001            1,000
                                                                   ----------------    --------------
           Total current liabilities                                         27,554           28,080

Long-term debt, net of current portion                                           58              652
Convertible subordinated notes                                              170,000          170,000
Deferred income taxes                                                        28,955           25,029
                                                                   ----------------    --------------
           Total liabilities                                                226,567          223,761
                                                                   ----------------    --------------

Stockholders' equity:
  Preferred stock                                                                 -                -
  Common stock                                                                   21               21
  Additional paid-in capital                                                215,912          212,131
  Deferred stock-based compensation                                          (1,579)            (833)
  Treasury stock, at cost                                                         -              (95)
  Retained earnings                                                          54,254           44,971
  Accumulated other comprehensive loss                                         (119)             (18)
                                                                   ----------------    --------------
           Total stockholders' equity                                       268,489          256,177
                                                                   ----------------    --------------
Total liabilities and stockholders' equity                         $        495,056    $     479,938
                                                                   ================    ==============

The accompanying notes are an integral part of these condensed consolidated financial statements

                                GREATBATCH, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      AND COMPREHENSIVE INCOME - Unaudited
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

-------------------------------------------------------------------------------------------------------

                                                        Three months ended        Six months ended
                                                             June 30,                 June 30,
                                                       2005       2004           2005          2004

Sales                                             $    63,524  $  52,942    $    119,882  $    108,467
Cost of sales                                          38,405     29,124          73,976        61,474
                                                  -----------  ----------   ------------  -------------
Gross profit                                           25,119     23,818          45,906        46,993
Selling, general and administrative expenses            8,481      6,389          15,247        13,314
Research, development and engineering costs, net        3,657      5,688           8,058        10,569
Amortization of intangible assets                         958      1,076           1,916         1,851
Other operating expense, net                            4,001      2,957           6,389         3,178
                                                  -----------  ----------   ------------  -------------
Operating income                                        8,022      7,708          14,296        18,081
Interest expense                                        1,191      1,144           2,322         2,304
Interest income                                          (652)      (245)         (1,227)         (558)
Other expense, net                                        (60)        (2)            (60)            -
                                                  -----------  ----------   ------------  -------------
Income before provision for income taxes                7,543      6,811          13,261        16,335
Provision for income taxes                              2,263      2,078           3,978         4,983
                                                  -----------  ----------   ------------  -------------
Net income                                        $     5,280  $   4,733    $      9,283  $     11,352
                                                  ===========  ==========   ============  =============

Earnings per share:
Basic                                             $      0.24  $    0.22    $       0.43  $       0.53
Diluted                                           $      0.23  $    0.21    $       0.42  $       0.50

Weighted average shares outstanding:
Basic                                                  21,581     21,366          21,527        21,323
Diluted                                                26,061     25,715          25,862        25,781

Comprehensive income:
Net income                                        $     5,280  $   4,733    $      9,283  $     11,352
Net unrealized loss on available for sale
 securities, net of deferred income tax benefits
 of $21 and $44 in the three and six month periods
 in 2005, respectively                                    (61)         -            (101)            -
                                                  -----------  ----------   ============  =============
Comprehensive income                              $     5,219  $   4,733    $      9,182  $     11,352
                                                  ===========  ==========   ============  =============

The accompanying notes are an integral part of these condensed consolidated financial statements

                                GREATBATCH, INC.
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS - Unaudited
                                 (IN THOUSANDS)

-----------------------------------------------------------------------------------------------------
                                                                                 Six months ended
                                                                                     June 30,
                                                                               2005             2004
Cash flows from operating activities:
  Net income                                                           $      9,283     $     11,352
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                                           8,744            7,253
      Stock-based compensation                                                1,448            1,511
      Deferred income taxes                                                   3,926            3,540
      Loss on disposal of assets                                              1,489              115
  Changes in operating assets and liabilities:
    Accounts receivable                                                     (11,227)          (5,628)
    Inventories                                                                 355           (4,391)
    Prepaid expenses and other current assets                                (2,007)           1,164
    Accounts payable                                                         (1,121)           1,433
    Accrued expenses and other current liabilities                            1,945           (2,915)
    Income taxes                                                                (88)          (1,502)
                                                                       -------------    -------------
             Net cash provided by operating activities                       12,747           11,932
                                                                       -------------    -------------

Cash flows from investing activities:
  (Purchase) sale of short-term investments, net                             (2,217)           8,489
  Acquisition of property, plant and equipment                              (16,045)         (15,183)
  Proceeds from sale of assets                                                   23               64
  (Increase) decrease in other assets                                          (387)              37
  Acquisition of subsidiary, net                                                  -          (45,604)
                                                                       -------------    -------------
             Net cash used in investing activities                          (18,626)         (52,197)
                                                                       -------------    -------------

Cash flows from financing activities:
  Principal payments of long-term debt                                         (593)            (663)
  Payment of debt issue costs                                                  (213)               -
  Issuance of common stock                                                      248            1,114
  Issuance of treasury stock                                                      -              179
                                                                       -------------    -------------
           Net cash (used in) provided by financing activities                 (558)             630
                                                                       -------------    -------------
Net decrease in cash and cash equivalents                                    (6,437)         (39,635)
Cash and cash equivalents, beginning of year                                 89,473          119,486
                                                                       -------------    -------------
Cash and cash equivalents, end of period                               $     83,036     $     79,851
                                                                       =============    =============

The accompanying notes are an integral part of these condensed consolidated financial statements

                                GREATBATCH, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited
--------------------------------------------------------------------------------


1    BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of Greatbatch, Inc. (the "Company") for the periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from these estimates. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

     The Company officially changed its name to Greatbatch, Inc. from Wilson Greatbatch Technologies, Inc. during the second quarter.

     The Company utilizes a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31st. For 52-week years, each quarter contains 13 weeks. For clarity of presentation, the Company describes all periods as if each quarter end is March 31st, June 30th and September 30th and as if the year-end is December 31st. The second quarter of 2005 and 2004 each contained 13 weeks.


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

     These pro forma calculations assume the common stock is freely tradable for all periods presented and, as such, the impact is not necessarily indicative of the effects on reported net income of future periods.

                                      Three months ended         Six months ended
                                           June 30,                 June 30,
                                        2005         2004         2005        2004

     Risk-free interest rate           3.83%        3.93%        4.03%       3.80%
     Expected volatility                 52%          50%          52%         50%
     Expected life (in years)             5            5            5           5
     Expected dividend yield              0%           0%           0%          0%


     The Company's net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period is as follows (in thousands except per share data):

                                             Three months ended       Six months ended
                                                  June 30,                June 30,
                                              2005       2004         2005       2004

     Net income as reported                       $  5,280    $  4,733     $  9,283     $  11,352
     Stock-based employee compensation cost
     included in net income as reported, net
     of related tax effects                       $    457    $    438     $  1,014     $   1,050
     Stock-based employee compensation cost
     determined using the fair value based
     method, net of related tax effects           $    976    $    968     $  2,019     $   2,104
     Pro forma net income                         $  4,761    $  4,203     $  8,278     $  10,298

     Earnings per share:
         Basic - as reported                      $   0.24    $   0.22     $   0.43     $    0.53
         Basic - pro forma                        $   0.22    $   0.20     $   0.38     $    0.48

         Diluted - as reported                    $   0.23    $   0.21     $   0.42     $    0.52
         Diluted - pro forma                      $   0.21    $   0.19     $   0.38     $    0.48

3.   SUPPLEMENTAL CASH FLOW INFORMATION (in thousands):

                                                          Six months ended
                                                              June 30,
                                                          2005        2004
     Noncash investing and financing activities:
     Acquisition of property utilizing capital leases     $      -    $  1,007
     Common stock contributed to 401(k) Plan              $  2,729    $  2,723


4.   SHORT-TERM INVESTMENTS

     Short-term investments at June 30, 2005 and December 31, 2004 consist of investments acquired with maturities that exceed three months and are less than one year at the time of acquisition and equity securities classified as available-for-sale securities.

     Short-term investments comprised the following (in thousands):


                                                            As of June 30, 2005
                                                                                  Gross
                                                            Gross unrealized   unrealized   Estimated fair
                                                   Cost            gains           losses         value
     Available-for-sale:
     Equity Securities                     $         276  $             -  $       (145)          131

     Held-to-maturity:
     Municipal Bonds                               4,976                -            (1)        4,975
                                          -------------  ---------------  -------------  ------------
     Short-term investments                $       5,252  $             -  $       (146)  $     5,106
                                          =============  ===============  =============  ============

                                          As of December 31, 2004
                                           Cost     Gross unrealized     Gross     Estimated fair
                                                          gains        unrealized       value
                                                                         losses
     Available-for-sale:
     Equity Securities                     $         276  $             -  $        (18)  $       258

     Held-to-maturity:
     Municipal Bonds                               2,501                -             1         2,502
                                           -------------  ---------------  -------------  ------------
     Short-term investments                $       2,777  $             -  $        (17)  $     2,760
                                           =============  ===============  =============  ============

The municipal bonds have maturity dates ranging from July
2005 to November 2005.

5.   INVENTORIES

     Inventories comprised the following (in thousands):

                                              June 30,        December 31,
                                                 2005             2004

     Raw materials                       $         16,527  $        14,053
     Work-in-process                               10,328           11,275
     Finished goods                                 6,817            8,699
                                         ----------------  ----------------
     Total                               $         33,672  $        34,027
                                         ================  ================

6.   INTANGIBLE ASSETS

     Intangible assets comprised the following (in thousands):

                                                            As of June 30, 2005
                                                   Gross carrying   Accumulated    Net carrying
                                                      amount       amortization      Amount
     Amortizing intangible assets:
         Patented technology                       $       21,462  $     (10,938)  $    10,524
         Unpatented technology                             30,886         (7,638)       23,248
         Other                                              1,340         (1,306)           34
                                                   --------------  --------------  ------------
                                                           53,688        (19,882)       33,806
     Non-amortizing intangible assets:
         Trademark and names                               31,420         (3,168)       28,252
                                                   --------------  --------------  ------------
     Total intangible assets                       $       85,108  $     (23,050)  $    62,058
                                                   ==============  ==============  ============

                                                              As of December 31, 2004
                                                  Gross carrying   Accumulated    Net carrying
                                                       amount       amortization      Amount
     Amortizing intangible assets:
         Patented technology                       $       21,462  $     (10,137)  $    11,325
         Unpatented technology                             30,886         (6,525)       24,361
         Other                                              1,340         (1,294)           46
                                                   --------------  --------------  ------------
                                                           53,688        (17,956)       35,732
     Non-amortizing intangible assets:
        Trademark and names                                31,420         (3,168)       28,252
                                                   --------------  --------------  ------------
     Total intangible assets                       $       85,108  $     (21,124)  $    63,984
                                                   ==============  ==============  ============


Aggregate amortization expense for second quarter 2005 and 2004 was $1.0 million and $1.1 million, respectively. Aggregate amortization expense for the six months ended June 30, 2005 and 2004 was $1.9 million. Annual amortization expense is estimated to be $1.9 million for the remainder of 2005, $3.8 million for 2006 to 2008, $3.2 million for 2009, and $2.7 million for 2010.

7.   DEBT

     Long-term debt comprised the following (in thousands):

                                                             June 30,        December 31,
                                                                2005              2004

     2.25% convertible subordinated notes, due 2013      $      170,000    $      170,000
     Capital lease obligations                                    1,059             1,652
                                                        ---------------   ---------------
                                                                171,059           171,652
     Less current portion                                        (1,001)           (1,000)
                                                        ---------------   ---------------
     Total long-term debt                                $      170,058    $      170,652
                                                        ===============   ===============


     Revolving Line of Credit

     On May 31, 2005, the Company amended its Senior Secured Credit Facility, which included changes to the underlying covenants. The amended three-year facility replaced the old $20.0 million revolving credit facility with a new $50.0 million Revolving Credit Facility ("new revolver"), which contains a $10.0 million sub-limit for the issuance of commercial or standby letters of credit. The new revolver is secured by the Company's non-realty assets including cash, accounts and notes receivable, and inventories. The new revolver requires the Company to comply with two quarterly financial covenants, as defined. The first relates to the ratio of consolidated net earnings or loss before interest, taxes, depreciation, and amortization ("EBITDA") to Fixed Charges. The second is a Leverage ratio, which is calculated based on the ratio of Consolidated Funded Debt less Cash, Cash Equivalent Investments and Short-Term Investments to Consolidated EBITDA. Interest rates under the new Facility vary with the Company's leverage. The Company is required to pay a commitment fee of between .125% and .250% per annum on the unused portion of the revolving line of credit based on the Company's leverage. As of June 30, 2005, the Company had no balance outstanding on its $50.0 million committed revolving line of credit.

     Debt issue expenses for the new revolver totaled $0.2 million and are being amortized using the straight-line method over a three-year term. The revolver refinancing transaction resulted in the write-off of $0.1 million of existing deferred financing fees associated with the prior revolving line of credit.

8.   EARNINGS PER SHARE

     The following table reflects the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                  Three months ended       Six months ended
                                                       June 30,               June 30,
                                                   2005       2004        2005        2004
                                                   ----       ----        ----        ----
     Numerator for basic earnings per share:
        Income from continuing operations       $    5,280  $   4,733   $   9,283  $   11,352
     Effect of dilutive securities:
     Interest expense on convertible notes and
     related deferred financing fees, net of
     tax                                               783        769       1,565       1,537
                                                ----------  ----------  ---------  -----------
     Numerator for diluted earnings per share   $    6,063  $    5,502  $  10,848  $   12,889
                                                ==========  ==========  =========  ===========

     Denominator for basic earnings per share:
     Weighted average shares outstanding            21,581     21,366      21,527      21,323
     Effect of dilutive securities:
     Convertible notes                               4,219      4,219       4,219       4,219
     Stock options and unvested restricted
     stock                                             261        130         116         239
                                                ----------  ----------  ---------  -----------
     Dilutive potential common shares                4,480      4,349       4,335       4,458
                                                ----------  ----------  ---------  -----------
     Denominator for diluted earnings per share     26,061     25,715      25,862      25,781
                                                ==========  ==========  =========  ===========

     Basic earnings per share                   $     0.24  $    0.22   $    0.43  $     0.53
                                                ==========  ==========  =========  ===========
     Diluted earnings per share                 $     0.23  $    0.21   $    0.42  $     0.50
                                                ==========  ==========  =========  ===========


9.   COMPREHENSIVE INCOME

     For the second quarter and six months ended June 30, 2004, the Company's only component of comprehensive income is its net income. For the second quarter and six months ended June 30, 2005, the Company's comprehensive income includes net income and a net unrealized loss on available-for-sale securities.


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

     As reported in the Company's 2005 first quarter Form 10-Q, on May 2, 2005, a complaint was filed against the Company by a developer of an implantable drug delivery device in the United States Federal District Court for the Central District of California. On May 20, 2005, the parties entered into a settlement agreement under which the Company undertook certain obligations including the performance of certain additional development tasks for a limited period of time. On June 2, 2005, the Court ordered the complaint dismissed without prejudice.

     Product Warranties - The change in aggregate product warranty liability for the quarter ended June 30, 2005, is as follows (in thousands):

     Beginning balance                                $       948
     Additions to warranty reserve                            374
     Warranty claims paid                                     (57)
                                                      ------------
     Ending balance                                   $     1,265
                                                      ============

     Capital Expenditures - During 2004, the Company commenced the build out of its medical battery and capacitor manufacturing facility in Alden, NY and its value-add manufacturing facility in Tijuana, Mexico. These facilities will enable the Company to further consolidate its operations and implement state of the art manufacturing capabilities at both locations. The total contractual obligations for construction of these facilities at June 30, 2005 is $4.4 million and will be financed by existing, or internally generated cash.


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

     An analysis and reconciliation of the Company's business segment information to the respective information in the consolidated financial statements is as follows (in thousands):

                                                       Three months ended               Six months ended
                                                           June 30,                         June 30,
Sales:                                               2005           2004               2005           2004
     IMC
       ICD batteries                          $       12,608  $      10,119     $       23,234  $      19,539
       Pacemaker and other batteries                   6,315          5,361             11,695         11,050
       ICD Capacitors                                  5,954          6,239             10,251         14,647
       Feedthroughs                                   15,859         12,261             29,541         26,016
       Enclosures                                      6,019          5,142             12,566         10,539
       Other                                           8,031          7,077             15,363         12,686
                                              --------------  --------------    --------------  --------------
     Total IMC                                        54,786         46,199            102,650         94,477
     ECP                                               8,738          6,743             17,232         13,990
                                              --------------  --------------    --------------  --------------
     Total sales                              $       63,524  $       52,942    $      119,882  $     108,467
                                              ==============  ==============    ==============  ==============

     Segment income from operations:
       IMC                                   $         9,481  $       8,396     $       17,361  $      19,218
       ECP                                             2,430          1,608              4,308          3,903
                                               --------------  --------------    --------------  --------------
     Total segment income from operations             11,911         10,004             21,669         23,121
     Unallocated operating expenses                   (3,889)        (2,296)            (7,373)        (5,040)
                                               --------------  --------------    --------------  --------------
     Operating income as reported                      8,022          7,708             14,296         18,081
     Unallocated other income and expense               (479)          (897)            (1,035)        (1,746)
                                               --------------  --------------    --------------  --------------
     Income before income taxes as reported    $       7,543  $        6,811    $       13,261  $      16,335
                                               ==============  ==============    ==============  ==============

The carrying amount of goodwill at December 31, 2004 and June 30, 2005 is as follows (in thousands):
           IMC           ECP           Total
     $    154,206   $    2,566    $    156,772
     ============   ==========    ============


12.  OTHER OPERATING EXPENSE

     During the second quarter and six months ended June 30, 2005, the following non-recurring charges were recorded in other operating expense in the Company's Condensed Consolidated Statement of Operations.

     Costs to exit development agreement. There was a $1.15 million charge recorded in other operating expenses for the IMC segment during the second quarter for charges associated with the discontinuation of a drug pump development agreement.

     Severance charges. During the first quarter, the Company implemented a 4% workforce reduction as a continuation of cost containment efforts initiated mid-year 2004, which resulted in a severance charge of $1.5 million.

     Accrued liabilities at June 30, 2005 related to the severance charges comprised the following (in thousands):

                                      IMC          ECP      Corporate      Total
     Severance charges          $         860  $     210  $       430  $     1,500
     Cash payments                       (794)      (128)        (367)      (1,289)
     Write-offs                             -          -            -            -
                                -------------  ---------  -----------  -----------
     Balance, June 30, 2005     $          66  $      82  $        63  $       211
                                =============  =========  ===========  ===========

     The severance charges related to corporate employees are included in unallocated operating expenses. It is expected that the remaining accrued severance as of June 30, 2005, will be paid within the next three months.

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

     The total cost estimated for these consolidation efforts is anticipated to be between $3.5 and $4.0 million. The Company expects to incur the balance of this additional expense over the next two fiscal quarters. The expenses for the Alden Facility consolidation are included in the IMC business segment. The major categories of costs, which will primarily be cash expenditures, include the following:

     o    Production inefficiencies and revalidation - $1.5 to $1.7 million;
     o    Training - $0.6 to $0.7 million;
     o    Moving and facility closures - $0.9 million to $1.0 million; and
     o    Infrastructure - $0.5 to $0.6 million.

Accrued liabilities at June 30, 2005 related to the Alden Facility consolidation comprised the following (in thousands):

                                  Production
                               inefficiencies
                                     and                        Moving and
                                revalidation     Training     facility closures   Infrastructure    Total
     Restructuring charges   $          135  $          15  $         517  $            188  $        855
     Cash payments                     (120)           (15)          (130)             (168)         (433)
     Write-offs                           -              -           (167)                -          (167)
                             --------------  -------------  -------------  ----------------  -------------
     Balance, June 30, 2005  $           15  $           -  $         220  $             20  $        255
                             ==============  =============  =============  ================  =============


     Carson City Facility shutdown and Tijuana Facility consolidation - On March 7, 2005, the Company announced its intent to close the Carson City, NV facility ("Carson City Facility") and consolidate the work performed at the Carson City Facility into the Tijuana, Mexico facility ("Tijuana Facility").

     The total estimated cost for this facility consolidation plan is anticipated to be between $4.5 million and $5.4 million. The Company expects to incur the remaining cost over the next four fiscal quarters. The major categories of costs include the following:

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

     All categories of costs are considered to be cash expenditures, except accelerated depreciation. The expenses for the Carson City facility shutdown and the Tijuana Facility consolidation are included in the IMC business segment.

     Accrued liabilities at June 30, 2005 related to the Carson City Facility shutdown comprised the following (in thousands):

                             Severance and   Accelerated      Other      Total
                                retention     Depreciation
     Restructuring charges   $          620  $         200  $      12  $     832
     Cash payments                        -              -        (12)       (12)
     Write-offs                           -           (200)         -       (200)
                             --------------  -------------  ---------  ---------
     Balance, June 30, 2005  $          620  $           -  $       -  $     620
                             ==============  =============  =========  =========

     Accrued liabilities at June 30, 2005 related to the Tijuana Facility consolidation comprised the following (in thousands):


                                Production
                              inefficiencies  Relocation
                                    and           and
                                revalidation     moving        Personnel        Other          Total
     Restructuring charges   $            -  $           -  $          40                 $       40
     Cash payments                        -              -            (40)             -         (40)
     Write-offs                           -              -              -              -           -
                             --------------  -------------  -------------  -------------  -----------
     Balance, June 30, 2005  $            -  $           -  $           -  $           -  $        -
                             ==============  =============  =============  =============  ===========


13.  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In July 2005, the Financial Accounting Standards Board ("FASB") published an Exposure Draft of a proposed Interpretation, Accounting for Uncertain Tax Positions. The Exposure Draft seeks to reduce the significant diversity in practice associated with recognition and measurement in the accounting for income taxes. It would apply to all tax positions accounted for in accordance with SFAS 109, Accounting for Income Taxes. The Exposure Draft requires that a tax position meet a "probable recognition threshold" for the benefit of the uncertain tax position to be recognized in the financial statements. This threshold is to be met assuming that the tax authorities will examine the uncertain tax position. The Exposure Draft contains guidance with respect to the measurement of the benefit that is recognized for an uncertain tax position, when that benefit should be derecognized, and other matters. This proposed Interpretation would clarify the accounting for uncertain tax positions in accordance with SFAS 109. This Interpretation, once approved, is expected to be effective as of the end of the first fiscal year ending after December 15, 2005. The Company outlined its critical accounting policies related to income taxes in its Annual Report on Form 10-K for the year ended December 31, 2004. Certain tax accounting and reporting guidelines may change as a result of new accounting guidance. The Company's accounting and reporting treatment will be determined at the time of issuance of a final standard.

     In June 2005 the issued Statement of Financial Accounting Standards ("SFAS") No. 154, Accounting Changes and Error Corrections, ("SFAS 154") a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements.

     SFAS 154 changes the requirements for the accounting for and the reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition by recording a cumulative effect adjustment within net income in the period of change. SFAS 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the specific period effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not expect that adoption of SFAS No. 154 will have a material effect on its consolidated financial position, consolidated results of operations, or liquidity.

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123(R)"). This statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This standard requires the Company to measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards. The cost will be recognized as compensation expense over the vesting period of the awards.

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

Most of the IMC products that we sell are utilized by customers in cardiac rhythm management ("CRM") devices. The CRM market comprises devices utilizing high-rate batteries and capacitors such as implantable cardioverter defibrillators ("ICDs") and cardiac resynchronization therapy ("CRT") with backup defibrillation devices ("CRT-D") and devices utilizing low or medium rate batteries but no capacitors (pacemakers and CRTs). All CRM devices utilize other components such as enclosures and feedthroughs, and certain CRM devices utilize electromagnetic interference ("EMI") filtering technology.

We utilize a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31st. For 52-week years, each quarter contains 13 weeks. For clarity of presentation, we describe all periods as if each quarter end is March 31st, June 30th and September 30th and as if the year-end is December 31st. The second quarter of 2005 and 2004 each contained 13 weeks.

The commentary that follows should be read in conjunction with our consolidated financial statements and related notes and with the Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K for the fiscal year ended December 31, 2004.

Overview

During and subsequent to the second quarter 2005, there were several developments affecting our business:

     o We reported all-time record sales results of $63.5 million, led by strong sales of implantable medical components and commercial power sources.

     o We changed the name of the Company to Greatbatch, Inc., from the former name of Wilson Greatbatch Technologies, Inc.

     o We celebrated the grand opening of the world-class manufacturing facility in Tijuana, Mexico.

     o    We appointed Thomas J. Hook as President and Chief Operating Officer.

     o The installation of the remaining assembly equipment at the Tijuana Facility continued to proceed as planned; completion is expected in the fourth quarter of 2005. The consolidation plan was finalized for the move of the Carson City plant into the Tijuana Facility. The move is expected to be completed by first quarter 2006.

     o The move of the medical battery manufacturing equipment to Alden, NY, was substantially completed in accordance with plan. The movement of the manufacturing equipment from the existing capacitor plant was initiated and is expected to be complete by the end of the fourth quarter 2005.

     o We amended our Senior Secured Credit Facility to replace our existing $20.0 million revolving credit with a new three-year, $50 million revolving credit facility.

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

Cost savings and consolidation efforts

During second quarter 2005, we recorded non-recurring charges in other operating expense related to our ongoing cost savings and consolidation efforts.

Severance charges. The Company implemented a 4% workforce reduction during the first quarter, which resulted in a severance charge of $1.5 million. Of that amount, $0.8 million and $0.5 million was paid in cash during the first and second quarters, respectively. The remaining $0.2 million balance is anticipated to be paid in cash within the next three months.

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

The total cost estimated for these consolidation efforts is anticipated to be between $3.5 and $4.0 million. Expenses of $0.9 million have been incurred through the second quarter. Of these, $0.4 million were paid in cash, $0.2 million were for written-off assets, and $0.3 million remain to be paid. We expect to incur the remaining expense over the next two fiscal quarters.

Carson City Facility shutdown and Tijuana Facility consolidation. On March 7, 2005, we announced our intent to close the Carson City, NV facility ("Carson City Facility") and consolidate the work performed at the Carson City Facility into the Tijuana, Mexico facility ("Tijuana Facility").

The total estimated cost for this facility consolidation plan is anticipated to be between $4.5 million and $5.4 million, comprised of between $2.5 million to $2.9 million for the Carson City Facility shutdown and $2.0 to $2.5 million for the Tijuana Facility consolidation. We expect to incur the remaining costs over the next three fiscal quarters. All categories of costs are considered to be cash expenditures, except accelerated depreciation.

Carson City Facility shutdown expenses of $0.8 million have been accrued year to date, of which $0.2 million have been recorded as accelerated depreciation and $0.6 million remain to be paid. Tijuana Facility consolidation expenses of $0.04 million have been incurred and paid year to date.

                                     Three months ended                   Six months ended June
                                           June 30,          $       %            30,               $        %
In thousands, except per share data    2005      2004     Change   Change   2005        2004      Change   Change
------------------------------------------------------------------------------------------------------------------
IMC
  ICD batteries                     $  12,608  $ 10,119    2,489      25%  $ 23,234  $   19,539     3,695      19%
  Pacemaker and other batteries         6,315     5,361      954      18%    11,695      11,050       645       6%
  ICD Capacitors                        5,954     6,239     (285)     -5%    10,251      14,647    (4,396)    -30%
  Feedthrough                          15,859    12,261    3,598      29%    29,541      26,016     3,525      14%
  Enclosures                            6,019     5,142      877      17%    12,566      10,539     2,027      19%
  Other                                 8,031     7,077      954      13%    15,363      12,686     2,677      21%
                                    ------------------------------------------------------------------------------
Total IMC                              54,786    46,199    8,587      19%   102,650      94,477     8,173       9%
ECP                                     8,738     6,743    1,995      30%    17,232      13,990     3,242      23%
                                    ------------------------------------------------------------------------------
Total sales                            63,524    52,942   10,582      20%   119,882     108,467    11,415      11%
Cost of sales                          38,405    29,124    9,281      32%    73,976      61,474    12,502      20%
                                    ------------------------------------------------------------------------------
Gross profit                           25,119    23,818    1,301       5%    45,906      46,993    (1,087)     -2%
Gross margin                             39.5%     45.0%            -5.5%      38.3%       43.3%             -5.0%

Selling, general, and administrative
 expenses (SG&A)                        8,481     6,389    2,092      33%    15,247      13,314     1,933      15%
SG&A as a % of sales                     13.4%     12.1%             1.3%      12.7%       12.3%              0.4%

Research, development and
 engineering costs, net (RD&E)          3,657     5,688   (2,031)    -36%     8,058      10,569    (2,511)    -24%
RD&E as a % of sales                      5.8%     10.7%            -4.9%       6.7%        9.7%             -3.0%

Intangible amortization                   958     1,076     (118)    -11%     1,916       1,851        65       4%
Other operating expense, net            4,001     2,957    1,044      35%     6,389       3,178     3,211     101%
                                    ------------------------------------------------------------------------------
Operating income                        8,022     7,708      314       4%    14,296      18,081    (3,785)    -21%
Operating margin                         12.6%     14.6%            -2.0%      11.9%       16.7%             -4.8%

Interest expense                        1,191     1,144       47       4%     2,322       2,304        18       1%
Interest income                          (652)     (245)    (407)    166%    (1,227)       (558)     (669)    120%
Other expense (income), net               (60)       (2)     (58)   2900%       (60)          -       (60)    100%
Provision for income taxes              2,263     2,078      185       9%     3,978       4,983    (1,005)    -20%
Effective tax rate                       30.0%     30.5%            -0.5%      30.0%       30.5%             -0.5%

                                    ------------------------------------------------------------------------------
Net income                          $   5,280  $  4,733  $   547      12%  $  9,283  $   11,352  $ (2,069)    -18%
                                    ==============================================================================
Net margin                                8.3%      8.9%            -0.6%       7.7%       10.5%             -2.8%
Diluted earnings per share          $    0.23  $   0.21  $  0.02      10%  $   0.42  $     0.50  $  (0.08)    -16%

Sales

IMC. The nature and extent of our selling relationship with each CRM customer is different in terms of component products purchased, selling prices, product volumes, ordering patterns and inventory management. We have pricing arrangements with our customers that at times do not specify minimum order quantities. Our visibility to customer ordering patterns is over a relatively short period of time. Our customers may have inventory management programs and alternate supply arrangements of which we are unaware. Additionally, the relative market share among the CRM device manufacturers changes periodically. Consequently, these and other factors can significantly impact our sales in any given period.

The results for the quarter did receive benefit from the field issues surrounding ICD products. However, it is extremely difficult to identify how much benefit we did receive during the second quarter. We did see a quarterly sequential increase in CRM related sales in the range of $5 million. We do not have granularity into the nature of the orders and can only assume that some percentage of the increase relates to the ICD field actions in the marketplace. It is very conceivable that the impact on our sales will continue to be favorably affected by these field issues into the second half of the year.

There are a number of factors, both short-term and long-term related to these field actions that may impact our results. In the short-term, if product has to be replaced, or customer inventory levels have to be restored, this will result in increased component demand. Also, changing customer order patterns due to market share shifts or accelerated device replacements may also have a positive impact on our sales results in the near-term. These same factors may have longer-term implications as well. Customer inventory levels may ultimately have to be rebalanced to match demand. These dynamics should be become clearer in early 2006 and will have to be carefully considered when we provide our 2006 outlook.

Moving beyond the field actions, the increase in demand is not isolated to any one customer. We are seeing strength across all of our products and our entire customer base. We believe that the market continues to exhibit strong underlying growth fundamentals and that we are well positioned to participate in this market growth.

The increase in IMC sales of 19% during the second quarter and 9% year to date were primarily due to increased demand for ICD batteries, filtered feedthroughs, coated components and medical enclosures offset by an average 2% reduction in selling prices. Sales of assembly products manufactured in our Tijuana Facility added incremental sales of $0.8 million to the quarter and year to date.

ECP. Similar to IMC customers, we have pricing arrangements with our customers that many times do not specify minimum quantities. Our visibility to customer ordering patterns is over a relatively short period of time.

We recorded our second consecutive record sales performance in our commercial business segment. The ECP sales increases of 30% in the second quarter and 23% year to date have been driven by volume increases due to a number of factors.

First and foremost, we have expanded our commercial sales force. We are aggressively pursuing new business opportunities and have been successful on many of these fronts.

Second, we have significantly reduced our manufacturing lead times at our Canton facility, which has allowed us to increase shipments in the current year. We will continue to expand on these efforts from various lean manufacturing initiatives that are underway in our Canton facility and throughout the Company.

The third factor that has contributed to our positive commercial results has been favorable market dynamics. The oil and gas exploration market remains robust due to the increased demand for products used in pipeline inspections, pressure monitoring and measurement while drilling applications. In addition, we have seen an increase in demand for power sources used in wave monitoring and seismic recording, due to increased Tsunami related concerns, mainly in the international markets.

Gross profit

The basis point decreases in gross margin for the quarter and year to date were primarily due to the following factors:

                                                       Basis point impact
                                               -------------------------------
                                                   Quarter      Year to Date
Excess capacity at wet tantalum capacitor and
Tijuana facilities                                        290             230
Lower IMC selling prices                                  130             170
Profit sharing accruals and incentive
compensation                                               60              30
Higher platinum costs & other items                        70              70
                                               -------------------------------
                                                          550             500
                                               ===============================

SG&A expenses

Expenses for the quarter and year to date increased primarily as a result of $2.0 million of increased incentive compensation accruals recorded during the second quarter.

RD&E expenses

RD&E expenses, net of development costs reimbursed, decreased by 36% for the quarter and 24% for the year to date compared to last year. Gross RD&E spending declined by 12% for the quarter and 8% for the year to date versus last year. The majority of this decrease is due to the QHR battery product line moving from the development stage into production. We expect that RD&E costs will increase in the second half, due to increased investment in future development programs and the timing of achievement of reimbursement milestones.

In terms of the development costs billed, reimbursements for development projects were 360% higher in the current quarter, and 101% higher for the year to date compared to the same period last year. The reimbursements for achieving certain development milestones are netted against gross spending. The timing of the achievement of these milestones was the primary reason for the decline in net RD&E expenses.

Amortization expense

Amortization expense for the quarter declined as the result of the completion of amortization of a noncompete/employment agreement during 2004. The result is a $0.1 million reduction in amortization expense per quarter in 2005.

Amortization expense for the year to date reflects an incremental $0.3 million of intangible amortization resulting from the NanoGram acquisition in March 2004 offset by the $0.2 million reduction of expense due to the completion of the amortization of the noncompete/employment agreement during 2004.

Other operating expense

Other operating expense for the quarter and year to date is comprised of the following costs (in millions):

                                                   Quarter     Year to Date
Costs to exit development agreement            $          1.2  $         1.2
Alden facility consolidation *                            0.9            0.9
Severance *                                                 -            1.5
Asset dispositions                                        1.0            1.5
Carson City facility shutdown *                           0.6            0.8
Tijuana start-up *                                        0.3            0.5
                                               --------------  --------------
                                               $          4.0  $         6.4
                                               ==============  ==============

The $1.2 million charge for "costs to exit a development agreement" were recorded in other operating expenses during the second quarter for charges associated with the discontinuation of a drug pump development agreement.

Refer to "Cost savings and consolidation efforts" discussion for disclosure related to the timing and level of remaining expenditures for items marked with "*".

Interest expense and interest income

Interest expense increased during the quarter and year to date due to the incremental deferred financing fees amortization related to the new revolver.

Interest income increased during the quarter and year to date due to higher interest rates as well as the movement of investments in mid-2004 from tax deferred to taxable securities, which bear higher rates of return.

Provision for income taxes

The effective tax rate declined due to various state tax planning initiatives realized in mid-2004. We anticipate the full year effective tax rate will not exceed 30.0%.

Our effective tax rate is below the United States statutory rate primarily as a result of federal and state tax credits and the allowable Extraterritorial Income Exclusion ("ETI") for 2005.

Liquidity and Capital Resources

Revolving Line of Credit

On May 31, 2005, we amended our Senior Secured Credit Facility, which included changes to the underlying covenants. The amended three-year facility replaced the old $20.0 million revolving credit facility with a new $50.0 million Revolving Credit Facility ("new revolver"), which contains a $10.0 million sub-limit for the issuance of commercial or standby letters of credit. The new revolver is secured by our non-realty assets including cash, accounts and notes receivable, and inventories. The new revolver requires us to comply with two quarterly financial covenants, as defined. The first relates to the ratio of consolidated net earnings or loss before interest, taxes, depreciation, and amortization ("EBITDA") to Fixed Charges. The second is a Leverage ratio, which is calculated based on the ratio of Consolidated Funded Debt less Cash, Cash Equivalent Investments and Short-Term Investments to Consolidated EBITDA. Interest rates under the new Facility vary with our leverage. We are required to pay a commitment fee of between .125% and .250% per annum on the unused portion of the revolving line of credit based on our leverage. As of June 30, 2005, we had no balance outstanding on our $50.0 million committed revolving line of credit.

Our principal sources of liquidity are our operating cash flow combined with our working capital of $143.3 million at June 30, 2005 and availability under our line of credit. Historically we have generated cash from operations sufficient to meet our capital expenditure and debt service needs, other than for acquisitions. At June 30, 2005, our current ratio was 6.2:1.

The Company regularly engages in discussions relating to potential acquisitions and may announce an acquisition transaction at any time.

Operating activities

Positive cash flows from operating activities were achieved in both periods presented. During the second quarter and year to date, increased accounts receivable utilized approximately $6.9 million and $11.2 million dollars of the cash provided from operating activities, respectively.

Investing activities

The majority of the current year increase in capital spending was for the following:

     a.   New medical power manufacturing plant in Alden, NY - $5.6 million; and
     b.   New assembly plant in Tijuana, Mexico - $6.7 million.

In March 2004, we purchased NanoGram for approximately $45.7 million. The most significant elements of the purchase price allocation were to patented and unpatented technology and goodwill. The costs allocated to patented and unpatented technology are being amortized over the remaining estimated useful life of 11.5 years. The residual amount of the allocation of $35.1 million went to goodwill, which is not amortized but rather subject to periodic testing for impairment. NanoGram is now referred to as our Advanced Research Laboratory. Since the primary function of this operation is research and development, all costs are appropriately classified in that category.

Approximately $1.9 million of cash was converted from short-term investments during the quarter. On a year to date basis, short-term investments of $2.2 million have been converted from cash.

Financing activities

Payments on capital lease obligations and non-qualified stock option exercises are the primary financing activities for both periods presented.

Capital Structure

At June 30, 2005, our capital structure consisted primarily of $170.0 million of convertible subordinated notes and our 21.6 million shares of common stock outstanding. We have in excess of $88.0 million in cash, cash equivalents and short-term investments and are in a position to facilitate future acquisitions if necessary. We are also authorized to issue 100 million shares of common stock and 100 million shares of preferred stock. The market value of our outstanding common stock since our IPO has exceeded our book value; accordingly, we believe that if needed we can access public markets to sell additional common or preferred stock assuming conditions are appropriate.

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

Impact of Recently Issued Accounting Standards

In July 2005, the Financial Accounting Standards Board ("FASB") published an Exposure Draft of a proposed Interpretation, Accounting for Uncertain Tax Positions. The Exposure Draft seeks to reduce the significant diversity in practice associated with recognition and measurement in the accounting for income taxes. It would apply to all tax positions accounted for in accordance with SFAS 109, Accounting for Income Taxes. The Exposure Draft requires that a tax position meet a "probable recognition threshold" for the benefit of the uncertain tax position to be recognized in the financial statements. This threshold is to be met assuming that the tax authorities will examine the uncertain tax position. The Exposure Draft contains guidance with respect to the measurement of the benefit that is recognized for an uncertain tax position, when that benefit should be derecognized, and other matters. This proposed Interpretation would clarify the accounting for uncertain tax positions in accordance with SFAS 109. This Interpretation, once approved, is expected to be effective as of the end of the first fiscal year ending after December 15, 2005. We outlined our critical accounting policies related to income taxes in our Annual Report on Form 10-K for the year ended December 31, 2004. Certain tax accounting and reporting guidelines may change as a result of new accounting guidance. Our accounting and reporting treatment will be determined at the time of issuance of a final standard.

In June 2005 the issued Statement of Financial Accounting Standards ("SFAS") No. 154, Accounting Changes and Error Corrections, ("SFAS 154") a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 changes the requirements for the accounting for and the reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition by recording a cumulative effect adjustment within net income in the period of change. SFAS 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the specific period effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. We do not expect that adoption of SFAS No. 154 will have a material effect on our consolidated financial position, consolidated results of operations, or liquidity.

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

We anticipate adopting the provisions of SFAS No. 123(R) on January 1, 2006 using the modified prospective application. Accordingly, compensation expense will be recognized for all newly granted awards and awards modified, repurchased, or cancelled after January 1, 2006. Compensation cost for the unvested portion of awards that are outstanding as of January 1, 2006 will be recognized ratably over the remaining vesting period. The compensation cost for the unvested portion of awards will be based on the fair value at date of grant as calculated for our pro forma disclosure under SFAS 123.

We estimate that the effect on net income and earnings per share in the periods following adoption of SFAS 123(R) will be consistent with the our pro forma disclosure under SFAS No. 123, except that estimated forfeitures will be considered in the calculation of compensation expense under SFAS 123(R). Additionally, the actual effect on net income and earnings per share will vary depending upon the number of options granted in subsequent periods compared to prior years.

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

During the three months ended June 30, 2005, we did not change or adopt new accounting policies that had a material effect on our consolidated financial condition and results of operations.

Contractual Obligations

During 2004, we commenced the build out of our Alden Facility and our Tijuana Facility. These facilities will enable the Company to further consolidate its operations and implement state of the art manufacturing capabilities at both locations. The contractual obligations for construction of these facilities is $4.4 million and will be financed by existing, or internally generated cash.

Litigation

During 2002, a former non-medical customer commenced an action alleging that we used proprietary information of the customer to develop certain products. We have meritorious defenses and are vigorously defending the case. No accrual for an adverse judgment has been made as such outcome is not deemed probable, the potential risk of loss is between $0.0 and $1.75 million.

As reported in our 2005 first quarter Form 10-Q, on May 2, 2005, a complaint was filed against us by a developer of an implantable drug delivery device in the United States Federal District Court for the Central District of California. On May 20, 2005, the parties entered into a settlement aggrement under which the Company undertook certain obligations including the performance of certain development tasks for a limited period of time. On June 2, 2005, the Court ordered the complaint dismissed without prejudice.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

Under our line of credit any borrowings bear interest at fluctuating market rates. At June 30, 2005, we did not have any borrowings outstanding under our line of credit and thus no interest rate sensitive financial instruments.

ITEM 4.  Controls and Procedures.

a. Evaluation of Disclosure Controls and Procedures. During the second quarter of 2005, our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

     Based on their evaluation as of June 30, 2005, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to reasonably ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

b.   Changes in Internal Control Over Financial Reporting.

     There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter to which this Quarterly Report on Form 10-Q relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During June 2005, however, we experienced the departure of our Chief Financial Officer. We appointed an interim Chief Financial Officer who performed the control procedures conducted by the previous Chief Financial Officer. The interim Chief Financial Officer was promoted to Chief Financial Officer on August 8, 2005.

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

As reported in the Company's 2005 first quarter Form 10-Q, on May 2, 2005, a complaint was filed against the Company by a developer of an implantable drug delivery device in the United States Federal District Court for the Central District of California. On May 20, 2005, the parties entered into a settlement aggrement under which the Company undertook certain obligations including the performance of certain development tasks for a limited period of time. On June 2, 2005, the Court ordered the complaint dismissed without prejudice.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3.  Defaults Upon Senior Securities.

None.

ITEM 4. Submission of Matters to a Vote of Security Holders.

     At the Company's Annual Meeting of stockholders held on May 24, 2005 the stockholders approved the following:

     (a) A proposal to elect eight directors of the Company to serve until the next annual meeting of stockholders or until their successors are duly elected and qualified, as follows:


         Director                       Votes For           Votes Withheld
         --------                       ---------           --------------
         Edward F. Voboril              19,537,371               1,159,605
         Pamela G. Bailey               19,553,381               1,143,595
         Joseph A. Miller               19,553,508               1,143,468
         Bill R. Sanford                16,800,824               3,896,152
         Peter H. Soderberg             16,986,025               3,710,951
         Thomas S. Summer               16,892,064               3,804,912
         William B. Summers             19,409,946               1,292,030
         John P. Wareham                19,410,672               1,286,304

         There were no broker non-votes.

(b) A proposal to ratify the adoption of the Company's 2005 Stock Incentive Plan. The proposal received at least 13,034,304 votes for, and 4,887,157 votes against, adoption. There were 5,366 abstentions and 2,770,149 broker non-votes.

(c) A proposal to ratify the Company's name change to Greatbatch, Inc. The proposal received at least 20,458,356 votes for, and 225,864 votes against, adoption. There were 12,756 abstentions and no broker non-votes.

ITEM 5.  Other Information.

None.

ITEM 6. Exhibits.

See the Exhibit Index for a list of those exhibits filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  August 10, 2005        GREATBATCH, INC.

                                By  /s/ Edward F. Voboril
                                    ---------------------------------------
                                    Edward F. Voboril
                                    Chairman of the Board and Chief Executive
                                    Officer
                                    (Principal Executive Officer)



                                By  /s/ Thomas J. Mazza
                                    ---------------------------------------
                                    Thomas J. Mazza
                                    Senior Vice President and Chief Financial
                                    Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.         Description
-----------         -----------

3.1                 Amended and Restated Certificate of Incorporation
                    (as amended).

3.2                 Amended and Restated Bylaws (incorporated by reference to
                    Exhibit 3.2 to our quarterly report on Form 10-Q ended March 29, 2002).

10.1 Second Amended and Restated Credit Agreement dated as of May 31, 2005 by and among Greatbatch Ltd., the lenders party thereto and Manufacturers and Traders Trust Company, as administrative agent.

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.