Form 10-Q
period 2005-09-30
GREATBATCH, INC.
filed 2005-11-09
CIK 1114483

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter
                            ended September 30, 2005

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

     Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

     The number of shares outstanding of the Company's common stock, $.001 par value per share, as of November 4, 2005 was: 21,645,694 shares.

                                GREATBATCH, INC.
                         TABLE OF CONTENTS FOR FORM 10-Q
        AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005

                                                                                                             Page

COVER PAGE                                                                                                     1

TABLE OF CONTENTS                                                                                              2

PART I - FINANCIAL INFORMATION (unaudited)

ITEM 1.  Condensed Consolidated Financial Statements

            Condensed Consolidated Balance Sheet                                                               3

            Condensed Consolidated Statement of Operations and Comprehensive Income                            4

            Condensed Consolidated Statement of Cash Flows                                                     5

            Notes to Condensed Consolidated Financial Statements                                               6

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                                               20

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk                                           34

ITEM 4.  Controls and Procedures                                                                              34

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                                                    35

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds                                          35

ITEM 3.  Defaults Upon Senior Securities                                                                      35

ITEM 4.  Submission of Matters to a Vote of Security Holders                                                  35

ITEM 5.  Other Information                                                                                    35

ITEM 6.  Exhibits                                                                                             35

SIGNATURES                                                                                                    36

EXHIBIT INDEX                                                                                                 37

PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                GREATBATCH, INC.
                               CONDENSED CONSOLIDATED BALANCE SHEET -- Unaudited
                                                (IN THOUSANDS)
------------------------------------------------------------------------------------------------------

ASSETS                                                               September 30,     December 31,
                                                                          2005           2004 (1)
Current assets:
  Cash and cash equivalents                                        $         39,316  $         34,795
  Short-term investments                                                     62,762            57,437
  Accounts receivable, net                                                   34,600            24,288
  Inventories                                                                36,157            34,027
  Refundable income taxes                                                     5,629             3,673
  Deferred income taxes                                                       3,622             3,622
  Prepaid expenses and other current assets                                   4,883             4,637
                                                                   ----------------- -----------------
          Total current assets                                              186,969           162,479

Property, plant, and equipment, net                                          99,535            92,210
Intangible assets, net                                                       61,100            63,984
Goodwill                                                                    155,039           155,039
Other assets                                                                  4,310             4,493
                                                                   ----------------- -----------------
Total assets                                                       $        506,953  $        478,205
                                                                   ================= =================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                           12,260             8,971
  Accrued expenses and other current liabilities                             24,400            18,109
  Current portion of long-term debt                                             762             1,000
                                                                   ----------------- -----------------
           Total current liabilities                                         37,422            28,080

Long-term debt, net of current portion                                            -               652
Convertible subordinated notes                                              170,000           170,000
Deferred income taxes                                                        29,230            23,296
                                                                   ----------------- -----------------
           Total liabilities                                                236,652           222,028
                                                                   ----------------- -----------------

Stockholders' equity:
  Preferred stock                                                                 -                 -
  Common stock                                                                   22                21
  Additional paid-in capital                                                216,766           212,131
  Deferred stock-based compensation                                          (1,419)             (833)
  Treasury stock, at cost                                                         -               (95)
  Retained earnings                                                          55,010            44,971
  Accumulated other comprehensive loss                                          (78)              (18)
                                                                   ----------------- -----------------
           Total stockholders' equity                                       270,301           256,177
                                                                   ----------------- -----------------
Total liabilities and stockholders' equity                         $        506,953  $        478,205
                                                                   ================= =================
(1)  As restated, see Note 14.

The accompanying notes are an integral part of these condensed consolidated financial statements

                                        GREATBATCH, INC.
                        CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                             AND COMPREHENSIVE INCOME -- Unaudited
                            (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
-----------------------------------------------------------------------------------------------------

                                                     Three months ended         Nine months ended
                                                        September 30,             September 30,
                                                      2005         2004         2005         2004

Sales                                             $    62,358  $    45,177  $   182,240  $   153,644
Cost of sales                                          38,178       27,775      112,154       89,249
                                                  ------------ ------------ ------------ ------------
   Gross profit                                        24,180       17,402       70,086       64,395
Selling, general and administrative expenses            8,842        6,913       24,089       20,227
Research, development and engineering costs, net        5,124        4,156       13,182       14,725
Amortization of intangible assets                         967        1,074        2,883        2,925
Other operating expense, net                            7,818          346       14,207        3,524
                                                  ------------ ------------ ------------ ------------
   Operating income                                     1,429        4,913       15,725       22,994
Interest expense                                        1,154        1,144        3,476        3,448
Interest income                                          (796)        (244)      (2,024)        (802)
Other (income) expense, net                                (9)         (75)         (69)         (75)
                                                  ------------ ------------ ------------ ------------
   Income before provision for income taxes             1,080        4,088       14,342       20,423
Provision for income taxes                                324        1,042        4,303        6,025
                                                  ------------ ------------ ------------ ------------
   Net income                                     $       756  $     3,046  $    10,039  $    14,398
                                                  ============ ============ ============ ============

Earnings per share:
   Basic                                          $      0.03  $      0.14  $      0.47  $      0.67
   Diluted                                        $      0.03  $      0.14  $      0.46  $      0.65

Weighted average shares outstanding:
   Basic                                               21,621       21,387       21,559       21,345
   Diluted                                             21,895       21,495       21,740       25,736

Comprehensive income:
   Net income                                     $       756  $     3,046  $    10,039  $    14,398
   Net unrealized gain (loss) on available for
    sale securities, net of deferred income tax
    expense of $18 in the three month period in
    2005 and income tax benefit of $26 in the
    nine month period in 2005.                             41            -          (60)           -
                                                  ------------ ------------ ------------ ------------
   Comprehensive income                           $       797  $     3,046  $     9,979  $    14,398
                                                  ============ ============ ============ ============

The accompanying notes are an integral part of these condensed consolidated financial statements

                                             GREATBATCH, INC.
                       CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS -- Unaudited
                                             (IN THOUSANDS)
-----------------------------------------------------------------------------------------------------

                                                                              Nine months ended
                                                                                September 30,

                                                                            2005          2004 (1)
Cash flows from operating activities:
  Net income                                                           $     10,039     $     14,398
  Adjustments to reconcile net income to
   net cash provided by operating activities:
      Depreciation and amortization                                          14,038           10,861
      Stock-based compensation                                                2,468            2,061
      Deferred income taxes                                                   5,934            4,780
      Loss on disposal of assets                                              5,258              551
  Changes in operating assets and liabilities:
      Accounts receivable                                                   (10,312)          (5,051)
      Inventories                                                            (2,130)          (4,750)
      Prepaid expenses and other current assets                                (796)           2,310
      Accounts payable                                                        3,327           (1,053)
      Accrued expenses and other current liabilities                          6,718               49
      Income taxes                                                           (1,712)            (159)
                                                                       -------------    -------------
             Net cash provided by operating activities                       32,832           23,997
                                                                       -------------    -------------

Cash flows from investing activities:
  Short-term investments:
      Purchases                                                             (63,178)        (162,589)
      Proceeds from dispositions                                             58,043          204,934
  Acquisition of property, plant and equipment                              (22,690)         (26,124)
  Proceeds from sale of assets                                                   82               69
  (Increase) decrease in other assets                                          (401)              37
  Acquisition of subsidiary, net                                                  -          (45,604)
                                                                       -------------    -------------
             Net cash used in investing activities                          (28,144)         (29,277)
                                                                       -------------    -------------

Cash flows from financing activities:
  Principal payments of long-term debt                                         (890)            (924)
  Payment of debt issue costs                                                  (213)               -
  Issuance of common stock                                                      936            1,190
  Issuance of treasury stock                                                      -              179
                                                                       -------------    -------------
           Net cash (used in) provided by financing activities                 (167)             445
                                                                       -------------    -------------
Net increase (decrease) in cash and cash equivalents                          4,521           (4,835)
Cash and cash equivalents, beginning of year                                 34,795           23,960
                                                                       -------------    -------------
Cash and cash equivalents, end of period                               $     39,316     $     19,125
                                                                       =============    =============

(1) As restated, see Note 14.

  The accompanying notes are an integral part of these condensed consolidated financial statements

                                GREATBATCH, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- Unaudited
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of Greatbatch, Inc. (the "Company") for the periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from these estimates. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. We anticipate amending our Form 10-K for the year ended December 31, 2004 in the near future. See Form 8-K filed on November 9, 2005 for additional information.

   The Company officially changed its name to Greatbatch, Inc. from Wilson Greatbatch Technologies, Inc. during the second quarter of 2005.

   Certain reclassifications were made to the prior period Condensed Consolidated Statement of Cash Flows to conform with the current period presentation. This reclassification did not affect net income or stockholders' equity.

   The Company utilizes a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31st. For 52-week years, each quarter contains 13 weeks. For clarity of presentation, the Company describes all periods as if each quarter end is March 31st, June 30th and September 30th and as if the year-end is December 31st. The third quarter of 2005 and 2004 each contained 13 weeks.

2. STOCK-BASED COMPENSATION

   The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). As permitted in SFAS No. 123, the Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board No. 25, Accounting for Stock Issued to Employees, and related interpretations.

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


                               Three months ended   Nine months ended
                                  September 30,       September 30,

                                 2005      2004      2005      2004

   Risk-free interest rate       3.99%     3.48%     3.94%     3.65%
   Expected volatility           46.2%       50%     46.2%       50%
   Expected life (in years)         5         5         5         5
   Expected dividend yield          0%        0%        0%        0%


   The Company's net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period is as follows (in thousands except per share data):

                                        Three months ended     Nine months ended
                                           September 30,         September 30,

                                          2005       2004       2005       2004

Net income as reported                $    756   $  3,046   $ 10,039   $ 14,398
Stock-based employee compensation
 cost included in net income as
 reported, net of related tax effects $ 714 $ 396 $ 1,728 $ 1,484 Stock-based employee compensation cost determined using the fair value
 based method, net of related tax
 effects                              $  1,259   $  1,082   $  3,278   $  2,747
Pro forma net income                  $    211   $  2,360   $  8,489   $ 13,135

Earnings per share:
    Basic -- as reported              $   0.03   $   0.14   $   0.47   $   0.67
    Basic -- pro forma                $   0.01   $   0.11   $   0.39   $   0.62

    Diluted -- as reported            $   0.03   $   0.14   $   0.46   $   0.65
    Diluted -- pro forma              $   0.01   $   0.11   $   0.39   $   0.60

3. SUPPLEMENTAL CASH FLOW INFORMATION

                                                     Nine months ended
                                                       September 30,

                                                       2005      2004
Noncash investing and financing activities (in
 thousands):
   Acquisition of property utilizing capital leases $      -  $  1,089
   Common stock contributed to 401(k) Plan          $  2,729  $  2,723
   Liabilities incurred in connection with capital
    expenditures                                    $  2,268  $  2,230

4. SHORT-TERM INVESTMENTS

   Short-term investments at September 30, 2005 and December 31, 2004 consist of investments expected to be settled or reset within a twelve month period.

   Short-term investments comprised the following (in thousands):

                                         As of September 30, 2005

                                            Gross       Gross
                                          unrealized  unrealized  Estimated
                                 Cost       gains       losses    fair value

Available-for-sale:
Equity Securities             $      276  $        -  $      (86) $      190
Auction Rate Securities           62,572           -           -      62,572
                              ----------- ----------- ----------- -----------
Short-term investments        $   62,848  $        -  $        -  $   62,762
                              =========== =========== =========== ===========

                                         As of December 31, 2004

                                             Gross       Gross
                                           unrealized  unrealized  Estimated
                                 Cost        gains       losses    fair value
Available-for-sale:
Equity Securities             $      276  $        -  $      (18) $      258
Auction Rate Securities           54,678           -           -      54,678
                              ----------- ----------- ----------- -----------
    Total available-for-sale
     securities                   54,954           -         (18)     54,936

Held-to-maturity:
Municipal Bonds                    2,501           1           -       2,502
                              ----------- ----------- ----------- -----------
Short-term investments        $   57,455  $        1  $      (18) $   57,438
                              =========== =========== =========== ===========

5. INVENTORIES

   Inventories comprised the following (in thousands):

                                  September 30,   December 31,
                                       2005           2004

Raw materials                     $      18,309  $      14,053
Work-in-process                          11,400         11,275
Finished goods                            6,448          8,699
                                  -------------- --------------
Total                             $      36,157  $      34,027
                                  ============== ==============


6. INTANGIBLE ASSETS

   Intangible assets comprised the following (in thousands):

                                         As of September 30, 2005

                              Gross carrying  Accumulated    Net carrying
                                  amount      amortization      Amount
Amortizing intangible assets:
   Patented technology        $      21,462  $     (11,338) $      10,124
   Unpatented technology             30,886         (8,194)        22,692
   Other                              1,340         (1,308)            32
                              -------------- -------------- --------------
                                     53,688        (20,840)        32,848
Non-amortizing intangible
 assets:
   Trademark and names               31,420         (3,168)        28,252
                              -------------- -------------- --------------
Total intangible assets       $      85,108  $     (24,008) $      61,100
                              ============== ============== ==============

                                         As of December 31, 2004

                              Gross carrying  Accumulated   Net carrying
                                  amount      amortization      Amount
Amortizing intangible assets:
   Patented technology        $      21,462  $     (10,137) $      11,325
   Unpatented technology             30,886         (6,525)        24,361
   Other                              1,340         (1,294)            46
                              -------------- -------------- --------------
                                     53,688        (17,956)        35,732
Non-amortizing intangible
 assets:
   Trademark and names               31,420         (3,168)        28,252
                              -------------- -------------- --------------
Total intangible assets       $      85,108  $     (21,124) $      63,984
                              ============== ============== ==============

   Aggregate amortization expense for third quarter 2005 and 2004 was $1.0 million and $1.1 million, respectively. Aggregate amortization expense for each of the nine month periods ended September 30, 2005 and 2004 was $2.9 million. Annual amortization expense is estimated to be $1.0 million for the remainder of 2005, $3.8 million for 2006 to 2008, $3.2 million for 2009, and $2.7 million for 2010.

7. DEBT

   Long-term debt comprised the following (in thousands):

                                                   September 30,   December 31,
                                                       2005            2004

   2.25% convertible subordinated notes, due 2013  $     170,000  $     170,000
   Capital lease obligations                                 762          1,652
                                                   -------------- --------------
                                                         170,762        171,652
   Less current portion                                     (762)        (1,000)
                                                   -------------- --------------
   Total long-term debt                            $     170,000  $     170,652
                                                   ============== ==============


   Revolving Line of Credit

   On May 31, 2005, the Company amended its Senior Secured Credit Facility, which included changes to the underlying covenants. The amended facility replaced the old $20.0 million revolving credit facility with a new three-year $50.0 million Revolving Credit Facility ("new revolver"), which contains a $10.0 million sub-limit for the issuance of commercial or standby letters of credit. The new revolver is secured by the Company's non-realty assets including cash, accounts and notes receivable, and inventories. The new revolver requires the Company to comply with two quarterly financial covenants, as defined. The first relates to the ratio of consolidated net earnings or loss before interest, taxes, depreciation, and amortization ("EBITDA") to Fixed Charges. The second is a Leverage ratio, which is calculated based on the ratio of Consolidated Funded Debt less Cash, Cash Equivalent Investments and Short-Term Investments to Consolidated EBITDA. Interest rates under the new revolver vary with the Company's leverage. The Company is required to pay a commitment fee of between .125% and .250% per annum on the unused portion of the new revolver based on the Company's leverage. As of September 30, 2005, the Company had no balance outstanding on the new revolver.

   Debt issue expenses for the new revolver totaled $0.2 million and are being amortized using the straight-line method over a three-year term. The revolver refinancing transaction resulted in the write-off of $0.1 million of existing deferred financing fees associated with the prior revolving line of credit.

8. EARNINGS PER SHARE

   The following table reflects the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

                                    Three months ended     Nine months ended
                                       September 30,         September 30,

                                      2005       2004       2005       2004
                                   ---------- ---------- ---------- ----------
   Numerator for basic earnings
    per share:
       Net income                  $     756  $   3,046  $  10,039  $  14,398
   Effect of dilutive securities:
       Interest expense on
        convertible notes and
        related deferred financing
        fees, net of tax                   -          -          -      2,337
                                   ---------- ---------- ---------- ----------
   Numerator for diluted earnings
    per share                      $     756  $   3,046  $  10,039  $  16,735
                                   ========== ========== ========== ==========

   Denominator for basic earnings
    per share:
       Weighted average shares
        outstanding                   21,621     21,387     21,559     21,345
   Effect of dilutive securities:
       Convertible notes                   -          -          -      4,219
       Stock options and unvested
        restricted stock                 274        108        181        172
                                   ---------- ---------- ---------- ----------
   Dilutive potential common
    shares                               274        108        181      4,391
                                   ---------- ---------- ---------- ----------
   Denominator for diluted
    earnings per share                21,895     21,495     21,740     25,736
                                   ========== ========== ========== ==========

   Basic earnings per share        $    0.03  $    0.14  $    0.47  $    0.67
                                   ========== ========== ========== ==========
   Diluted earnings per share      $    0.03  $    0.14  $    0.46  $    0.65
                                   ========== ========== ========== ==========

   For the three months ended September 30, 2004 and 2005 as well as for the nine months ended September 30, 2005, the impact of the convertible notes was anti-dilutive.



9. COMPREHENSIVE INCOME

   For the three and nine month periods ended September 30, 2004, the Company's only component of comprehensive income is its net income. For the third quarter ended September 30, 2005, the Company's comprehensive income includes net income and a net unrealized gain on available-for-sale securities. For the nine months ended September 30, 2005, the Company's comprehensive income includes net income and a net unrealized loss on available-for-sale securities.


10. COMMITMENTS AND CONTINGENCIES

   Litigation -- During 2002, a former non-medical customer commenced an action alleging that the Company had used proprietary information of the customer to develop certain products. We have meritorious defenses and are vigorously defending the case. No accrual for an adverse judgment has been made as such outcome is not deemed probable. The Company's estimate of the potential risk of loss is between $0.0 and $1.75 million.

   Product Warranties -- The change in aggregate product warranty liability for the quarter ended September 30, 2005, is as follows (in thousands):

   Beginning balance at June 30, 2005                             $1,265
   Additions to warranty reserve                                     267
   Warranty claims paid                                             (180)
                                                                  -------
   Ending balance at September 30, 2005                           $1,352
                                                                  =======

   Capital Expenditures -- During 2004, the Company commenced the build out of its medical battery and capacitor manufacturing facility in Alden, NY and its value-add manufacturing facility in Tijuana, Mexico. These facilities will enable the Company to further consolidate its operations and implement state of the art manufacturing capabilities at both locations. The total remaining contractual obligation for construction of these facilities at September 30, 2005 is $3.4 million and will be financed by existing cash, short-term investments, or cash generated from operations.


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

   An analysis and reconciliation of the Company's business segment information to the respective information in the consolidated financial statements is as follows (in thousands):

                                     Three months ended     Nine months ended
                                        September 30,         September 30,

                                      2005       2004       2005       2004
   Sales:
     IMC
       ICD batteries               $  11,345  $   7,734  $  34,783  $  27,273
        Pacemaker and other
        batteries                      5,424      4,092     16,917     15,149
       ICD Capacitors                  5,349      4,103     15,600     18,750
       Feedthroughs                   16,386      9,533     45,927     35,521
       Enclosures                      6,203      5,631     18,769     16,170
       Other                           9,378      6,653     24,740     19,359
                                   ---------- ---------- ---------- ----------
     Total IMC                        54,085     37,746    156,736    132,222
     ECP                               8,273      7,431     25,504     21,422
                                   ---------- ---------- ---------- ----------
     Total sales                   $  62,358  $  45,177  $ 182,240  $ 153,644
                                   ========== ========== ========== ==========

   Segment income from operations:
     IMC                           $   3,383  $   5,272  $  20,744  $  24,490
     ECP                               1,992      2,267      6,300      6,170
                                   ---------- ---------- ---------- ----------
     Total segment income from
      operations                       5,375      7,539     27,044     30,660
     Unallocated operating
      expenses                        (3,946)    (2,626)   (11,319)    (7,666)
                                   ---------- ---------- ---------- ----------
     Operating income as reported      1,429      4,913     15,725     22,994
     Unallocated other income and
      expense                           (349)      (825)    (1,383)    (2,571)
                                   ---------- ---------- ---------- ----------
     Income before income taxes as
      reported                     $   1,080  $   4,088  $  14,342  $  20,423
                                   ========== ========== ========== ==========

   The changes in the carrying amount of goodwill are as follows (amounts in thousands):

                                                 IMC         ECP        Total

   Balance at December 31, 2004              $  154,206  $    2,566  $  156,772
   Goodwill adjustments during the year (1)      (1,733)          -      (1,733)
                                             ----------- ----------- -----------
   Balance at September 30, 2005             $  152,473  $    2,566  $  155,039
                                             =========== =========== ===========

   (1) See Note 14.

12. OTHER OPERATING EXPENSE

   During the third quarter and nine months ended September 30, 2005, the following charges were recorded in other operating expense in the Company's Condensed Consolidated Statement of Operations (in millions).

                                        Three months ended    Nine months ended
                                        September 30, 2005   September 30, 2005

(a) Severance                           $                -   $              1.5
(b) Alden facility consolidation                       1.4                  2.3
(c) Carson City facility shutdown                      0.9                  1.8
(d) Tijuana start-up                                   1.0                  1.5
(e) Costs to exit development agreement                  -                  1.2
(f) Asset dispositions                                 4.5                  5.9
                                        -------------------  -------------------
                                        $              7.8   $             14.2
                                        ===================  ===================

   (a) Severance charges. During the first quarter of 2005, the Company implemented a 4% workforce reduction as a continuation of cost containment efforts initiated mid-year 2004, which resulted in a severance charge of $1.5 million.

   Accrued liabilities at September 30, 2005 related to the severance charges comprised the following (in thousands):

                                IMC         ECP       Corporate      Total

Severance charges           $      860  $       210  $       430  $     1,500
Cash payments                     (860)        (210)        (430)      (1,500)
Write-offs                           -            -            -            -
                            ----------- ------------ ------------ ------------
Balance, September 30, 2005 $        -  $         -  $         -  $         -
                            =========== ============ ============ ============

   The severance charges related to corporate employees are included in unallocated operating expenses under business segment information.

   (b) Alden Facility Consolidation -- On February 23, 2005, the Company announced its intent to consolidate the medical capacitor manufacturing operations, currently in Cheektowaga, NY, and the implantable medical battery manufacturing operations, currently in Clarence, NY, into the advanced power source manufacturing facility in Alden, NY ("Alden Facility"). The Company is also consolidating the capacitor research, development and engineering operations from the Cheektowaga, NY, facility into the existing implantable medical battery research, development, and engineering operations in Clarence, NY.

   The total cost estimated for these consolidation efforts is anticipated to be between $3.5 and $4.0 million. The Company expects to incur and pay the remaining cost in the next two quarters. The expenses for the Alden Facility consolidation are included in the IMC business segment. The major categories of costs, which will primarily be cash expenditures, include the following:

   o  Production inefficiencies and revalidation -- $1.5 to $1.7 million;

   o  Training -- $0.6 to $0.7 million;

   o  Moving and facility closures -- $0.9 million to $1.0 million; and

   o  Infrastructure -- $0.5 to $0.6 million.

   Accrued liabilities at September 30, 2005 related to the Alden Facility consolidation comprised the following (in thousands):

                                Production
                               inefficiencies                   Moving and
                                    and                          facility
                                revalidation     Training        closures     Infrastructure       Total

Restructuring charges         $          193  $           23  $        1,734  $          351  $        2,301
Cash payments                           (193)            (23)           (583)           (351)         (1,150)
Write-offs                                 -               -            (466)              -            (466)
                              --------------- --------------- --------------- --------------- ---------------
Balance, September 30, 2005   $            -  $            -  $          685  $            -  $          685
                              =============== =============== =============== =============== ===============


   (c) Carson City Facility shutdown and (d) Tijuana Facility consolidation - On March 7, 2005, the Company announced its intent to close the Carson City, NV facility ("Carson City Facility") and consolidate the work performed at the Carson City Facility into the Tijuana, Mexico facility ("Tijuana Facility").

   The total estimated cost for this facility consolidation plan is anticipated to be between $4.5 million and $5.4 million. The Company expects to incur and pay the remaining cost over the next three fiscal quarters. The major categories of costs include the following:

   o  Costs related to the shutdown of the Carson City Facility:

      a. Severance and retention -- $1.4 to $1.6 million;

      b. Accelerated depreciation -- $0.5 to $0.6 million; and

      c. Other -- $0.6 to $0.7 million.

   o Costs related to the Tijuana Facility consolidation:

      a. Production inefficiencies and revalidation -- $0.4 to $0.5 million;

      b. Relocation and moving -- $0.3 to $0.5 million;

      c. Personnel (including travel, training and duplicate wages) -- $1.0 to $1.1 million; and

      d. Other - $0.3 to $0.4 million.

   All categories of costs are considered to be cash expenditures, except accelerated depreciation. The expenses for the Carson City facility shutdown and the Tijuana Facility consolidation are included in the IMC business segment.

   Accrued liabilities at September 30, 2005 related to the Carson City Facility shutdown comprised the following (in thousands):

                            Severance and  Accelerated
                              retention    Depreciation     Other         Total

Restructuring charges       $      1,195  $        390  $        198  $      1,783
Cash payments                          -             -          (198)         (198)
Write-offs                             -          (390)            -          (390)
                            ------------- ------------- ------------- -------------
Balance, September 30, 2005 $      1,195  $          -  $          -  $      1,195
                            ============= ============= ============= =============

   Accrued liabilities at September 30, 2005 related to the Tijuana Facility consolidation comprised the following (in thousands):

                               Production
                             inefficiencies
                                  and       Relocation and
                              revalidation      moving         Personnel         Other          Total

Restructuring charges       $            -  $          104  $          471  $          110  $          685
Cash payments                            -            (104)           (471)           (110)           (685)
Write-offs                               -               -               -               -               -
                            --------------- --------------- --------------- --------------- ---------------
Balance, September 30, 2005 $            -  $            -  $            -  $            -  $            -
                            =============== =============== =============== =============== ===============

   Other Tijuana start-up expenses (not associated with Carson City consolidation) amount to $865 thousand.

   (e) Costs to exit development agreement. There was a $1.15 million charge recorded in other operating expenses for the IMC segment during the second quarter for charges associated with the discontinuation of a drug pump development agreement.

   (f) Asset dispositions. Third quarter and year-to-date amounts include $2.8 million write-down of automated cathode assembly equipment for the IMC segment during the third quarter of 2005. This charge was primarily related to a decision not to continue to use some battery production equipment. The manufacturing process related to this equipment did not match the Company's overall manufacturing strategy. The remainder of the expense is for other property, plant, and equipment dispositions.


13. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

   In June 2005 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 154, Accounting Changes and Error Corrections, ("SFAS 154") a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 changes the requirements for the accounting for and the reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition by recording a cumulative effect adjustment within net income in the period of change. SFAS 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the specific period effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not expect that adoption of SFAS No. 154 will have a material effect on its consolidated financial position, consolidated results of operations, or liquidity.

   In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143" ("FIN 47"). FIN 47 requires the recognition of a liability for the fair value of a legally-required conditional asset retirement obligation when incurred, if the liability's fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company does not expect that adoption of FIN 47 will have a material effect on its consolidated financial position, consolidated results of operations, or liquidity.

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

   The Company anticipates adopting the provisions of SFAS No. 123(R) on January 1, 2006 using the modified prospective method. Accordingly, compensation expense will be recognized for all newly granted awards and awards modified, repurchased, or cancelled after January 1, 2006. Compensation cost for the unvested portion of awards that are outstanding as of January 1, 2006 will be recognized ratably over the remaining vesting period. The compensation cost for the unvested portion of awards will be based on the fair value at date of grant as calculated for the Company's pro forma disclosure under SFAS 123.

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

14. RESTATEMENTS

   The Company has restated its condensed consolidated balance sheet as of December 31, 2004 to change the classification of auction rate securities from cash and cash equivalents to short-term investments. Auction rate securities are securities that have stated maturities beyond three months, but are priced and traded as short-term investments due to the liquidity provided through the auction mechanism that generally resets interest rates every 7 to 35 days. Although management had determined the risk of failure of an auction process to be remote, the definition of a cash equivalent in SFAS No. 95, Statement of Cash Flows, requires reclassification to short-term investments. The condensed consolidated cash flow statement for the nine month period ended September 30, 2004 has also been restated in order to conform to this change in classification. Due to the short term nature of the interest rate resets, the fair market value of the auction rate securities approximates their recorded value.

   During the quarter ended September 30, 2005, the Company determined that it had not accounted for a deferred tax asset in purchase accounting related to net operating losses acquired in the Company's acquisition of NanoGram in 2004. The recording of these net operating losses decreased long-term deferred income tax liabilities and correspondingly decreased goodwill.

   The restatements have been made to the unaudited Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Cash Flows as follows:

Condensed Consolidated Balance Sheet as of
------------------------------------------
December 31, 2004
-----------------
                                                  As
                                              previously
                                               reported  Adjustment  As restated
                                             ----------- ----------- -----------
Current assets:
  Cash and cash equivalents                  $   89,473  $  (54,678) $   34,795
  Short-term investments                     $    2,759  $   54,678  $   57,437
  Goodwill                                   $  156,772  $   (1,733) $  155,039
Total assets                                 $  479,938  $   (1,733) $  478,205

Long term liabilities:
  Deferred income taxes                      $   25,029  $   (1,733) $   23,296
    Total liabilities                        $  223,761  $   (1,733) $  222,028
Total liabilities and stockholder's equity   $  479,938  $   (1,733) $  478,205

Condensed Consolidated Statement of Cash Flows for the nine months ended
------------------------------------------------------------------------
September 30, 2004
------------------
                                                 As
                                              previously
                                              reported   Adjustment  As restated
                                             ----------- ----------- -----------
Cash flows from investing activities:
   Net cash used in investing activities     $  (66,127) $   36,850  $  (29,277)
Net increase (decrease) in cash and cash
 equivalents                                 $  (41,685) $   36,850  $   (4,835)
Cash and cash equivalents, beginning of year $  119,486  $   95,526  $   23,960
Cash and cash equivalents, end of period     $   77,801  $   58,676  $   19,125


15. SUBSEQUENT EVENT

   On October 25, 2005, the Company and Medtronic, Inc. ("Medtronic") entered into a license agreement which grants Medtronic the right to use certain intellectual property relating to tantalum capacitors. The license is perpetual and, except for the Company's right to make and sell capacitors, exclusive to Medtronic. The license provides for an initial license fee (due after Medtronic's first US sale) and royalties (some of which the Company must pay to a third party). The royalties are subject to a maximum royalty amount and may be eliminated within specified contract periods if Medtronic purchases a certain percentage of its tantalum capacitor requirements from the Company. The Company cannot provide any assurances that Medtronic will utilize its capacitor technology or purchase any capacitors. The Company does not anticipate any significant financial impact from this agreement in the near term.

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

We utilize a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31st. For 52-week years, each quarter contains 13 weeks. For clarity of presentation, we describe all periods as if each quarter end is March 31st, June 30th and September 30th and as if the year-end is December 31st. The third quarters of 2005 and 2004 each contained 13 weeks.

The commentary that follows should be read in conjunction with our consolidated financial statements and related notes and with the Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K for the fiscal year ended December 31, 2004. We anticipate amending our Form 10-K for the year ended December 31, 2004 in the near future. See Form 8-K filed on November 9, 2005 for additional information.

Overview

During and subsequent to the third quarter 2005, there were several developments affecting our business:

   o Achieved sales growth of 38% consisting of 43% growth in Implantable Medical Components and 11% growth in Electrochem Commercial Power products.

   o Installation of the remaining assembly equipment at the Greatbatch Mexico facility is expected to be completed in the fourth quarter of 2005. The move of the filtered feedthrough operation in Carson City to Tijuana is progressing as planned. Manufacturing equipment is currently being installed and validated. The project is expected to be completed in its entirety during the first half of 2006.

   o The move of the manufacturing equipment from the existing capacitor plant to the Alden facility is in process. The move is expected to essentially be complete by the end of the fourth quarter of 2005. However, due to increased capacitor volume, the final manufacturing equipment moves may extend into next year to ensure production requirements are met.

   o On October 25, 2005, the Company and Medtronic, Inc. entered into a royalty-based licensing agreement with respect to certain intellectual property pertaining to tantalum capacitors. The use of tantalum technology and any purchase of tantalum capacitors by Medtronic are subject to their further evaluation.

Product Development

IMC. As mentioned in our annual report (which is available on our website, www.greatbatch.com), our near term focus for growth in the medical battery market, a portion of our IMC business, is the introduction of our Q-Series batteries. Initially they will be available in two configurations -- QHR (High
Rate) and QMR (Medium Rate). These batteries hold the promise of unparalleled performance in a wide range of implantable device and neurostimulation applications and allow our customers to incorporate advanced power-hungry features into these devices. While companies typically announce new products that have modest improvements in form and/or function regularly, we believe the Q-Series firmly establishes a new industry standard. It delivers advanced performance criteria to an industry that historically embraces new products. We believe the Q-Series will represent a major breakthrough by combining a smaller size with greater energy density (more power).

ECP. ECP continues to develop new and innovative power solutions for the world's most demanding commercial applications. ECP has developed a new high energy lithium cell for a customer in the telematics market. Due to their exceptional high energy, 2 of these new cells are capable of providing power for the entire 10-year life of the telematics device. ECP developed a battery pack capable of withstanding the customer's harsh operating conditions such as high vibration, high shock, salt spray, high temperature, low temperature, and high humidity.

ECP developed a modular battery pack for a customer's fleet of underwater sonabuoys which measure water characteristics. The long life of ECP cells, coupled with their ability to withstand harsh conditions, make them ideally suited for buoys. The customer's expense of commissioning a ship to replace the batteries in each buoy is reduced when using ECP batteries due to their long life.

Cost savings and consolidation efforts

During third quarter 2005, we recorded charges in other operating expense related to our ongoing cost savings and consolidation efforts.

Severance charges. The Company implemented a 4% workforce reduction during the first quarter of 2005, which resulted in a severance charge of $1.5 million. Of that amount, $0.8 million, $0.5 million, and $0.2 million were paid in cash during the first, second and third quarters, respectively.

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

The total cost estimated for these consolidation efforts is anticipated to be between $3.5 million and $4.0 million. Expenses of $2.3 million have been incurred through the third quarter. Of these, $1.2 million were paid in cash, $0.4 million were for assets written-off, and $0.7 million remain to be paid. We expect to incur the remaining expense over the next two fiscal quarters.

Carson City Facility shutdown and Tijuana Facility consolidation. On March 7, 2005, we announced our intent to close the Carson City, NV facility ("Carson City Facility") and consolidate the work performed at the Carson City Facility into the Tijuana, Mexico facility ("Tijuana Facility").

The total estimated cost for this facility consolidation plan is anticipated to be between $4.5 million and $5.4 million, comprised of between $2.5 million to $2.9 million for the Carson City Facility shutdown and $2.0 million to $2.5 million for the Tijuana Facility consolidation. We expect to incur the remaining costs over the next three fiscal quarters. All categories of costs are considered to be cash expenditures, except accelerated depreciation.

Carson City Facility shutdown expenses of $1.8 million have been accrued year to date, of which $0.2 million were paid in cash, $0.4 million have been recorded as accelerated depreciation and $1.2 million remain to be paid. Tijuana Facility consolidation expenses of $0.7 million have been incurred and paid year to date.

Results of Operation and Financial Condition

                                  Three months ended                          Nine months ended
In thousands, except per share         September,          $          %          September 30,         $          %
 data                                2005       2004    Change     Change      2005       2004      Change     Change
------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
IMC
  ICD batteries                 $  11,345  $   7,734      3,611         47% $  34,783  $  27,273      7,510         28%
  Pacemaker and other batteries     5,424      4,092      1,332         33%    16,917     15,149      1,768         12%
  ICD Capacitors                    5,349      4,103      1,246         30%    15,600     18,750     (3,150)       -17%
  Feedthroughs                     16,386      9,533      6,853         72%    45,927     35,521     10,406         29%
  Enclosures                        6,203      5,631        572         10%    18,769     16,170      2,599         16%
  Other                             9,378      6,653      2,725         41%    24,740     19,359      5,381         28%
                                ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
Total IMC                          54,085     37,746     16,339         43%   156,736    132,222     24,514         19%
ECP                                 8,273      7,431        842         11%    25,504     21,422      4,082         19%
                                ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
Total sales                        62,358     45,177     17,181         38%   182,240    153,644     28,596         19%
Cost of sales                      38,178     27,775     10,403         37%   112,154     89,249     22,905         26%
                                ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
Gross profit                       24,180     17,402      6,778         39%    70,086     64,395      5,691          9%
Gross margin                         38.8%      38.5%                  0.3%      38.5%      41.9%                 -3.4%

Selling, general, and
 administrative expenses (SG&A)     8,842      6,913      1,929         28%    24,089     20,227      3,862         19%
SG&A as a % of sales                 14.2%      15.3%                 -1.1%      13.2%      13.2%                  0.0%

Research, development and
 engineering costs, net (RD&E)      5,124      4,156        968         23%    13,182     14,725     (1,543)       -10%
RD&E as a % of sales                  8.2%       9.2%                 -1.0%       7.2%       9.6%                 -2.4%

Intangible amortization               967      1,074       (107)       -10%     2,883      2,925        (42)        -1%
Other operating expense, net        7,818        346      7,472       2160%    14,207      3,524     10,683        303%
                                ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
Operating income                    1,429      4,913     (3,484)       -71%    15,725     22,994     (7,269)       -32%
Operating margin                      2.3%      10.9%                 -8.6%       8.6%      15.0%                 -6.4%

Interest expense                    1,154      1,144         10          1%     3,476      3,448         28          1%
Interest income                      (796)      (244)      (552)       226%    (2,024)      (802)    (1,222)       152%
Other expense (income), net            (9)       (75)        66        -88%       (69)       (75)         6         -8%
Provision for income taxes            324      1,042       (718)       -69%     4,303      6,025     (1,722)       -29%
Effective tax rate                   30.0%      25.5%                  4.5%      30.0%      29.5%                  0.5%
                                ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
Net income                      $     756  $   3,046  $  (2,290)       -75% $  10,039  $  14,398  $  (4,359)       -30%
                                ========== ========== ========== ========== ========== ========== ========== ==========
Net margin                            1.2%       6.7%                 -5.5%       5.5%       9.4%                 -3.9%
Diluted earnings per share      $    0.03  $    0.14  $   (0.11)       -79% $    0.46  $    0.65  $   (0.19)       -29%

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

The results for the third quarter of 2005 did receive benefit from the field issues surrounding ICD products. However, it is extremely difficult to identify how much benefit we received during the third quarter. We do not have specific information on the nature of the orders and can only assume that some percentage of the increase relates to the ICD field actions in the marketplace. It is likely that the impact on our sales will continue to be favorably affected by these field issues into the fourth quarter.

Our customers may initiate field actions with respect to market-released products. These actions may include product recalls or communications with a significant number of physicians about a product or labeling issue. The scope of such actions can range from very minor issues affecting a small number of units to more significant actions. There are a number of factors, both short-term and long-term related to these field actions that may impact our results. In the short-term, if product has to be replaced, or customer inventory levels have to be restored, this will result in increased component demand. Also, changing customer order patterns due to market share shifts or accelerated device replacements may also have a positive impact on our sales results in the near-term. These same factors may have longer-term implications as well. Customer inventory levels may ultimately have to be rebalanced to match demand. These dynamics should be become clearer in early 2006 and will have to be carefully considered when we provide our 2006 outlook.

Moving beyond the field actions, the increase in demand is not isolated to any one customer. We are seeing strength across all of our products and our entire customer base. We believe that the market continues to exhibit strong underlying growth fundamentals (as evidenced by the increased number of CRM device implants) and that we are well positioned to participate in this market growth.

The increase in IMC sales of 43% during the third quarter was primarily due to increased demand for ICD batteries, filtered feedthroughs, feedthroughs, and wet tantalum capacitors offset by an average 1% reduction in selling prices.

The increase in IMC sales of 19% for the year to date were primarily due to increased demand for ICD batteries, filtered feedthroughs, coated components and medical enclosures offset by an average 2% reduction in selling prices.

ECP. Similar to IMC customers, we have pricing arrangements with our customers that many times do not specify minimum quantities. Our visibility to customer ordering patterns is over a relatively short period of time.

The ECP sales increases of 11% in the third quarter and 19% year to date have been driven by volume increases due to a number of factors.

First and foremost, we have expanded our commercial sales force. We are aggressively pursuing new business opportunities and have been successful on many of these fronts.

Second, we have significantly reduced our manufacturing lead times at our Canton, Massachusetts facility, which has allowed us to be more responsive to our customers needs. We will continue to expand on these efforts from various lean manufacturing initiatives that are underway in our Canton facility and throughout the Company.

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

Gross profit

The basis point impact in gross margin for the third quarter and year to date 2005 were primarily due to the following factors:

                                                                  Basis point impact
                                                             -----------------------------
                                                                Quarter      Year to Date
(1) Production efficiencies primarily associated with higher
     volumes                                                           550            310
(2) Excess capacity at wet tantalum capacitor and Tijuana
     facilities                                                       (340)          (270)
(3) Lower IMC selling prices                                          (110)          (150)
(4) Profit sharing accruals and incentive compensation                 (50)           (50)
(5) Higher platinum costs & other items                                (20)          (130)
(6) Mix                                                                  -            (50)
                                                             -------------- --------------
   Total basis point impact on gross margin                             30           (340)
                                                             ============== ==============


1) This improvement in gross margin is primarily due to the fact that as production volumes increase, fixed costs such as plant overhead and depreciation do not increase at the same rate.
2) During 2005, two facilities are not being utilized to their full capacity. The capacitor facility was initially established to handle higher levels of production quantities. The capacitor facility is expected to be fully consolidated into the Alden facility by the end of the first quarter 2006. This should eliminate the costs associated with the original capacitor facility. The Tijuana facility is new for 2005 and as a result its floor space and infrastructure are considered under utilized at this time. The production of filtered feedthroughs (currently being performed in Carson
   City) is in the process of being relocated to the Tijuana facility.
3) Sales prices for Implantable Medical Components are subject to pricing agreements with customers. Many times these agreements allow for changes in price due to customer specific levels of demand.
4) Based on a several metrics, this year's profit sharing and incentive calculations are estimated to be higher than in 2004.
5) Some of the Company's products utilize platinum as a raw material product. The cost of platinum to the company has increased in 2005.
6) On a year to date basis, the percentage of higher margin products sold has decreased in comparison to the same nine month period in 2004.

SG&A expenses

The increase in SG&A expenses for the third quarter and year to date 2005 is primarily due to the following factors (in thousands):

                                                   Quarter    Year to Date

Higher incentive compensation                   $      1,800  $      3,000
Increase in sales and marketing workforce                400           400
Depreciation related to ERP system                       400         1,000
Costs associated with Sarbanes-Oxley compliance         (400)         (300)
Other                                                   (300)         (200)
                                                ------------- -------------
    Net increase in SG&A                        $      1,900  $      3,900
                                                ============= =============

RD&E expenses

Net research, development and engineering costs are as follows (in thousands):

                               Three Months Ended   Nine Months Ended
                                  September 30,       September 30,

                                 2005      2004      2005      2004

Research and development costs $  4,534  $  3,816  $ 12,187  $ 11,832
                               --------- --------- --------- ---------

Engineering costs                 1,384     1,630     4,250     5,140
Less cost reimbursements           (794)   (1,290)   (3,255)   (2,247)
                               --------- --------- --------- ---------
Engineering costs, net              590       340       995     2,893
                               --------- --------- --------- ---------
Total research and development
 and engineering costs, net    $  5,124  $  4,156  $ 13,182  $ 14,725
                               ========= ========= ========= =========

The increase in RD&E expenses in the third quarter is primarily due to increased personnel costs for research and development programs, coupled with decreased reimbursement on new product development projects in the current quarter compared to last year. In terms of the development costs billed, reimbursements for development projects were 38% lower in the current quarter due to the timing of the achievement of revenue milestones. Reimbursements for achieving certain development milestones are netted against gross spending. We expect that RD&E costs will increase in the fourth quarter similar to the third quarter due to increased investment in future development programs.

Gross RD&E spending declined by 3% for the year to date versus last year. The majority of this decrease is due to the QHR battery product line moving from the development stage into production. Reimbursements year to date were 45% higher in 2005 in comparison to 2004 due to a significant new development project in 2005.

Amortization expense

Amortization expense for the third quarter of 2005 declined as the result of the completion of amortization of a noncompete/employment agreement during 2004. The result is a $0.1 million reduction in amortization expense per quarter in 2005.

Amortization expense for the year to date reflects an incremental $0.3 million of intangible asset amortization resulting from the NanoGram acquisition in March 2004 offset by the $0.3 million reduction of expense due to the completion of the amortization of the noncompete/employment agreement during 2004.

Other operating expense

Other operating expense for the quarter and year to date 2005 is comprised of the following costs (in millions):

                                        Quarter    Year to Date

Severance *                                     -          1.5
Alden facility consolidation *        $       1.4  $       2.3
Carson City facility shutdown *               0.9          1.8
Costs to exit development agreement             -          1.2
Tijuana start-up *                            1.0          1.5
Asset dispositions                            4.5          5.9
                                      ------------ ------------
                                      $       7.8  $      14.2
                                      ============ ============

The $1.2 million charge for "costs to exit a development agreement" was recorded in other operating expenses during the second quarter of 2005 for charges associated with the discontinuation of a drug pump development agreement.

The "asset dispositions" caption includes a $2.8 million write-down of automated cathode assembly equipment. This charge was primarily related to a decision not to continue to use some battery production equipment. The manufacturing process related to this equipment did not match our overall manufacturing strategy.

Refer to "Cost savings and consolidation efforts" discussion for disclosure related to the timing and level of remaining expenditures for items marked with "*".

In 2004, charges of $2.0 million related to the acquisition of a patent and $0.8 million for severance costs were recorded in the second quarter of 2004.

Interest expense and interest income

Interest expense increased during the third quarter of 2005 and year to date in 2005 in comparison to the corresponding periods in 2004 due to the incremental deferred financing fees amortization related to the new revolving credit facility.

Interest income increased during the third quarter of 2005 and year to date 2005 in comparison to the corresponding periods in 2004 due to higher interest rates as well as the movement of investments in mid-2004 from tax deferred to taxable securities, which bear higher rates of return.

Provision for income taxes

Our effective tax rate is below the United States statutory rate primarily as a result of federal research and development tax credits and the allowable Extraterritorial Income Exclusion ("ETI") for 2005. In comparison to last year, the year to date effective tax rate was within 0.5% of the 2004 effective tax rate.

Liquidity and Capital Resources

The following liquidity and capital resources discussion has been updated for the effects of the restatement discussed in Note 14 to the condensed consolidated financial statements.

                                                          September 30,  December 31,
(Dollars in thousands)                                        2005          2004

Cash and cash equivalents and short-term investments (1)  $    102,078  $     92,232
Working capital                                           $    149,547  $    134,399
Current ratio                                                  5.0:1.0       5.8:1.0
Net cash position (2)                                     $    (68,684) $    (79,420)

(1) Short-term investments consist of investments acquired with maturities that exceed three months and are less than one year at the time of acquisition and equity and auction rate securities classified as available-for-sale securities.
(2) Net cash position is the sum of cash and cash equivalents and short term investments less total debt.

Revolving Line of Credit

On May 31, 2005, we amended our Senior Secured Credit Facility, which included changes to the underlying covenants. The amended facility replaced the old $20.0 million revolving credit facility with a new three-year $50.0 million Revolving Credit Facility ("new revolver"), which contains a $10.0 million sub-limit for the issuance of commercial or standby letters of credit. The new revolver is secured by our non-realty assets including cash, accounts and notes receivable, and inventories. The new revolver requires us to comply with two quarterly financial covenants. The first relates to the ratio of consolidated net earnings or loss before interest, taxes, depreciation, and amortization ("EBITDA") to Fixed Charges. The second is a Leverage ratio, which is calculated based on the ratio of Consolidated Funded Debt less Cash, Cash Equivalent Investments and Short-Term Investments to Consolidated EBITDA. Interest rates under the new revolver vary with our leverage. We are required to pay a commitment fee of between .125% and .250% per annum on the unused portion of the new revolver based on our leverage. As of September 30, 2005, we had no balance outstanding on the new revolver.

Our principal sources of liquidity are our operating cash flow combined with our working capital of $149.5 million at September 30, 2005 and availability under the new revolver. Historically we have generated cash from operations sufficient to meet our capital expenditure and debt service needs, other than for acquisitions. At September 30, 2005, our current ratio was 5.0:1.

The Company regularly engages in discussions relating to potential acquisitions and may announce an acquisition transaction at any time.

Operating activities

Net cash flows provided by operating activities for the nine months' ended September 30, 2005 increased by approximately $9.0 million over the comparable period in 2004. Higher sales were primarily responsible for the increase in operating cash flows.

Investing activities

The majority of the current year increase in acquisition of property, plant and equipment was for the following:

      a. New medical power manufacturing plant in Alden, NY -- $9.0 million; and
      b. New assembly plant in Tijuana, Mexico -- $9.3 million.

In March 2004, we purchased NanoGram for approximately $45.7 million. The most significant elements of the purchase price allocation were to patented and unpatented technology and goodwill. The costs allocated to patented and unpatented technology are being amortized over the remaining estimated useful life of 11.5 years. The residual amount of the allocation of $35.1 million went to goodwill, which is not amortized but rather subject to periodic testing as part of the total IMC reporting unit goodwill impairment testing. NanoGram is now referred to as our Advanced Research Laboratory. Since the primary function of this operation is research and development, all costs are appropriately classified in that category.

On a year-to-date basis short-term investments increased by approximately $5.1 million.

Financing activities

Payments on capital lease obligations and cash from non-qualified stock option exercises are the primary financing activities for both year-to-date periods presented.

Capital Structure

At September 30, 2005, our capital structure consisted primarily of $170.0 million of convertible subordinated notes and our 21.6 million shares of common stock outstanding. We have in excess of $102.0 million in cash, cash equivalents and short-term investments and are in a position to facilitate future acquisitions if necessary. We are also authorized to issue 100 million shares of common stock and 100 million shares of preferred stock. The market value of our outstanding common stock since our IPO has exceeded our book value; accordingly, we believe that if needed we can access public markets to sell additional common or preferred stock assuming conditions are appropriate.

Our capital structure allows us to support our internal growth and provides liquidity for corporate development initiatives. Our current expectation for 2005 is that capital spending will be in the range of $27.0 million to $32.0 million, primarily as a result of the build-out of the Alden Facility ($11.0 million) and the Tijuana Facility ($10.0 million), and normal maintenance capital expenditures.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, except for operating leases, within the meaning of Item 303(a)(4) of Regulation S-K.

Inflation

We do not believe that inflation has had a significant effect on our operations.

Impact of Recently Issued Accounting Standards

In June 2005 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 154, Accounting Changes and Error Corrections, ("SFAS 154") a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 changes the requirements for the accounting for and the reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition by recording a cumulative effect adjustment within net income in the period of change. SFAS 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the specific period effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. We do not expect that adoption of SFAS No. 154 will have a material effect on our consolidated financial position, consolidated results of operations, or liquidity.

In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143" ("FIN 47"). FIN 47 requires the recognition of a liability for the fair value of a legally-required conditional asset retirement obligation when incurred, if the liability's fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. We do not expect that adoption of FIN 47 will have a material effect on its consolidated financial position, consolidated results of operations, or liquidity.

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

We anticipate adopting the provisions of SFAS No. 123(R) on January 1, 2006 using the modified prospective method. Accordingly, compensation expense will be recognized for all newly granted awards and awards modified, repurchased, or cancelled after January 1, 2006. Compensation cost for the unvested portion of awards that are outstanding as of January 1, 2006 will be recognized ratably over the remaining vesting period. The compensation cost for the unvested portion of awards will be based on the fair value at date of grant as calculated for our pro forma disclosure under SFAS 123.

We estimate that the effect on net income and earnings per share in the periods following adoption of SFAS 123(R) will be consistent with the our pro forma disclosure under SFAS No. 123 included in the notes to our consolidated financial statements, except that estimated forfeitures will be considered in the calculation of compensation expense under SFAS 123(R) and will reduce the expense accordingly. Additionally, the actual effect on net income and earnings per share will vary depending upon the number of options granted in subsequent periods compared to prior years.

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

During the three months ended September 30, 2005, we did not change or adopt new accounting policies that had a material effect on our consolidated financial condition or results of operations.

Contractual Obligations

During 2004, we commenced the build out of our Alden Facility and our Tijuana Facility. These facilities will enable the Company to further consolidate its operations and implement state of the art manufacturing capabilities at both locations. The total remaining contractual obligation for construction of these facilities is $3.4 million and will be financed by existing cash, short term investments, and cash generated from operations.

Litigation

During 2002, a former non-medical customer commenced an action alleging that we used proprietary information of the customer to develop certain products. We have meritorious defenses and are vigorously defending the case. No accrual for an adverse judgment has been made as such outcome is not deemed probable. We estimate the potential risk of loss at between $0.0 and $1.75 million.

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

      o our ability to identify trends within the implantable medical devices, medical components, and commercial power sources industries and to offer products and services that meet the changing needs of those markets;

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

Although it is not possible to create a comprehensive list of all factors that may cause actual results to differ from the results expressed or implied by our forward-looking statements or that may affect our future results, some of these factors include the following: dependence upon a limited number of customers, product obsolescence, inability to market current or future products, pricing pressure from customers, reliance on third party suppliers for raw materials, products and subcomponents, fluctuating operating results, inability to maintain high quality standards for our products, challenges to our intellectual property rights, product liability claims, inability to successfully consummate and integrate acquisitions, unsuccessful expansion into new markets, competition, inability to obtain licenses to key technology, regulatory changes or consolidation in the healthcare industry, and other risks and uncertainties that arise from time to time as described in the Company's Annual Report on Form 10-K, including Exhibit 99.1 thereto, and other periodic filings with the Securities and Exchange Commission.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Under our line of credit any borrowings bear interest at fluctuating market rates. At September 30, 2005, we did not have any borrowings outstanding under our line of credit and thus no interest rate sensitive financial instruments.

ITEM 4. Controls and Procedures.

a. Evaluation of Disclosure Controls and Procedures. During the third quarter of 2005, our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of
   1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

   Based on their evaluation, as of September 30, 2005, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to reasonably ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

   We evaluated our disclosure controls and procedures in light of the factors that led us to make the restatements reflected in this report. We determined that these adjustments were appropriate based on facts and circumstances as of September 30, 2005. We believe that our disclosure controls and procedures continue to be effective.

b. Changes in Internal Control Over Financial Reporting.

   There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter to which this Quarterly Report on Form 10-Q relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1. Legal Proceedings.

During 2002, a former non-medical customer commenced an action alleging that the Company had used proprietary information of the customer to develop certain products. We have meritorious defenses and are vigorously defending the case. No accrual for an adverse judgment has been made as such outcome is not deemed probable. We estimate the potential risk of loss at between $0.0 and $1.75 million.

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


Dated: November 9, 2005            GREATBATCH, INC.

                                    By /s/ Edward F. Voboril
                                       -----------------------------------------
                                       Edward F. Voboril
                                       Chairman of the Board and Chief Executive
                                       Officer
                                       (Principal Executive Officer)



                                    By /s/ Thomas J. Mazza
                                       ----------------------------------------
                                       Thomas J. Mazza
                                       Senior Vice President and Chief Financial
                                       Officer
                                       (Principal Financial Officer)



                                    By /s/ Marco F. Benedetti
                                       -----------------------------------------
                                       Marco F. Benedetti
                                       Corporate Controller
                                       (Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.    Description
-----------    -----------

3.1 Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our quarterly report on Form 10-Q ended July 1, 2005).

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