Form 10-K/A
period 2004-12-31
GREATBATCH, INC.
filed 2005-12-16
CIK 1114483

U.S. SECURITIES AND EXCHANGE
                                   COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K/A

                                (Amendment No. 1)

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

                                EXPLANATORY NOTE

Greatbatch, Inc. (the "Company") is filing this Amendment No. 1 on Form 10-K/A to amend its Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on March 15, 2005 (the "Original Filing") to
(i) revise Part I, Item 6, Item 7, Item 8, Item 9A and Part IV, Item 15 to reflect the restatement of its consolidated balance sheets as of December 31, 2004 and January 2, 2004 and its consolidated statements of cash flows for the years then ended to correct the classification of auction rate securities which were previously classified as cash and cash equivalents, to revise its consolidated statements of cash flows for the impact of changes in accounts payable related to the acquisition of property, plant and equipment and to account for a deferred tax asset related to net operating losses acquired in the Company's acquisition of NanoGram Devices Corporation in 2004 and (ii) present revised exhibits 23.1, 31.1, 31.2, 32.1 and 99.1.

Except for the amendments set forth in this Amendment No. 1, the Original Filing is not being modified or amended in any way, and the disclosures contained in the Original Filing are not being updated herein.

The Company officially changed its name to Greatbatch, Inc. from Wilson Greatbatch Technologies, Inc. during the second quarter of 2005. For purposes of this Amendment No. 1, the Company will continue be referred to as Wilson Greatbatch Technologies, Inc.

                                     PART I
ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following table provides selected financial data of our Company for the periods indicated. You should read the selected consolidated financial data set forth below in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and with our consolidated financial statements and related notes appearing elsewhere in this report. The consolidated statement of operations data and the consolidated balance sheet data for the periods indicated have been derived from our financial statements and related notes. The following financial information has been amended to reflect the restatements described in Note 2. Restatements to the consolidated financial statements in Item 8.

                                                                        December 31,(5)

Years ended                                        2004 (4)     2003       2002 (3)  2001 (2)(6) 2000 (1)(6)
-------------------------------------------------------------------------------------------------------------
                                                            (in thousands, except per share data)
Consolidated Statement of Operations Data:

Sales                                             $200,119    $216,365    $167,296    $135,575    $ 97,790

Income (loss) before income taxes                 $ 23,732    $ 33,316    $ 20,965    $ 13,778    $   (876)

Income (loss) per share
   Basic                                          $   0.76    $   1.10    $   0.69    $   0.44    $  (0.04)
   Diluted                                        $   0.75 (7)$   1.05 (7)$   0.68    $   0.43    $  (0.04)
-------------------------------------------------------------------------------------------------------------
Consolidated Balance Sheet Data:

Working capital                                   $134,399    $170,455    $ 40,204    $ 61,596    $ 15,079

Total assets                                      $478,205    $438,243    $312,251    $283,520    $181,647

Long-term obligations                             $193,948    $178,994    $ 77,040    $ 61,397    $ 30,951


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

The Company's consolidated financial statements have been restated as described in Note 2 -Restatements to the consolidated financial statements in Item 8, and the following discussion and analysis and related financial information contained herein have been revised to reflect the effects of the restatements.

Index

Our Business
------------
o        Our business
o        Our customers
o        Our CEO's view

Our Critical Accounting Estimates
---------------------------------
o        Inventories
o        Goodwill and other indefinite lived assets
o        Long-lived assets
o        Provision for income taxes

Our Financial Results
---------------------
o        Results of operations table
o        Fiscal 2004 compared to 2003
o        Fiscal 2003 compared to 2002
o        Liquidity and capital resources
o        Off-balance sheet arrangements
o        Contractual obligations
o        Inflation
o        Impact of recently issued accounting standards
o        Subsequent events

Our Business
------------

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

Our Customers
-------------

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

Our CEO's View
--------------

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

Our Critical Accounting Estimates
---------------------------------

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

Goodwill and other indefinite lived
lived assets                           We perform an annual review, or more frequently      We make certain estimates and
                                       if indicators of potential impairment exist, to      assumptions that affect the
                                       determine if the recorded goodwill and other         determination of the expected future
Goodwill is initially recorded when    indefinite lived assets are impaired.  We assess     cash flows from our goodwill and
the purchase price paid for an         these assets for impairment by comparing the fair    indefinite lived assets.  These
acquisition exceeds the estimated      value of the reporting units to their carrying       estimates and assumptions include
fair value of the net identified       value to determine if there is potential             sales growth projections, cost of
tangible and intangible assets         impairment.  If the fair value of a reporting unit   capital projections, and other key
acquired.  Other indefinite lived      is less than its carrying value, an impairment       indications of future cash flows.
assets such as trademark & names are   loss is recorded to the extent that the implied      Significant changes in these
considered unamortizing intangible     fair value of the goodwill within the reporting      estimates and assumptions could
assets as they are expected to         unit is less than its carrying value.  Fair values   create future impairment losses in
generate cash flows indefinitely.      for goodwill are determined based on discounted      either reporting unit.
These assets are subject to the        cash flows, market multiples or appraised values
estimation risks related to the        as appropriate.
purchase price allocation conducted
at acquisition.
-------------------------------------- ---------------------------------------------------- ---------------------------------------
Long-lived assets                       We assess the impairment of
                                        long-lived assets when events or changes            Estimation of the useful lives of
                                        in circumstances indicate that                      assets that are long-lived requires
Property, plant and equipment,          the carrying value of the assets may not be         significant management judgment.
definite-lived intangible assets,       recoverable.  Factors that we consider in deciding  Events could occur, including changes
and other long-lived assets are         when to perform an impairment review include        in cash flow that would materially
carried at cost.  This cost is          significant under-performance of a business or      affect our estimates and assumptions
charged to depreciation or              product line in relation to expectations,           related to depreciation.  Unforeseen
amortization expense over the           significant negative industry or economic trends,   changes in operations or technology
estimated life of the operating         and significant changes or planned changes in our   could substantially alter the
assets primarily using straight-line    use of the assets.  Recoverability potential is     assumptions regarding the ability to
rates.  Long-lived assets acquired      measured by comparing the carrying amount of the    realize the return of our investment
through acquisition are subject to      asset to the related total future undiscounted cash in operating assets and therefore the
the estimation risks related to the     flows.  If an asset's carrying value is not         amount of depreciation expense to
initial purchase price allocation.      recoverable through related cash flows, the asset   charge against both current and
                                        is considered to be impaired. Impairment
                                        is future sales. Also, as we make
                                        measured by comparing the asset's
                                        carrying amount manufacturing process
                                        conversions and to its fair value, based
                                        on the best information other factory
                                        planning decisions, we available,
                                        including market prices or discounted
                                        must make subjective judgments cash flow
                                        analysis. When it is determined that
                                        regarding the remaining useful lives
                                        useful lives of assets are shorter than
                                        originally of assets, primarily
                                        manufacturing estimated, and there are
                                        sufficient cash flows to equipment and
                                        building improvements. support the
                                        carrying value of the assets, we
                                        accelerate the rate of depreciation in
                                        order to fully depreciate the assets
                                        over their new shorter useful lives.
-------------------------------------- ---------------------------------------------------- ---------------------------------------


-------------------------------------- ---------------------------------------------------- ---------------------------------------
Balance Sheet Caption / Nature of                                                           Effect of Variations on Key
Critical Estimate Item                 Assumptions / Approach Used                          Assumptions Used
-------------------------------------- ---------------------------------------------------- ---------------------------------------

Provision for Income Taxes             In relation to recording the provision for income
                                       taxes, management must                               Changes could occur that would
                                       estimate the future tax                              materially affect our estimates and
In accordance with the liability       rates applicable to the reversal of tax              assumptions regarding deferred
method of accounting for income        differences, make certain assumptions regarding      taxes.  Changes in current tax laws
taxes specified in Statement of        whether tax differences are permanent or temporary   and tax rates could affect the
Financial Accounting Standards No.     and the related time of expected reversal.  Also,    valuation of deferred tax assets and
109, Accounting for Income Taxes,      estimates are made as to whether taxable operating   liabilities, thereby changing the
the provision for income taxes is      income in future periods will be sufficient to       income tax provision.  Also,
the sum of income taxes both           fully recognize any gross deferred tax assets.  If   significant declines in taxable
currently payable and deferred.  The   recovery is not likely, we must increase our         income could materially impact the
changes in deferred tax assets and     provision for taxes by recording a valuation         realizable value of deferred tax
liabilities are determined based       allowance against the deferred tax assets that we    assets.  At December 31, 2004 we had
upon the changes in differences        estimate will not ultimately be recoverable.         $3.6 million of deferred tax assets
between the basis of assets and        Alternatively, we may make estimates about the       on our balance sheet.  A 1% increase
liabilities for financial reporting    potential usage of deferred tax assets that          in the effective tax rate would
purposes and the basis of assets and   decrease our valuation allowances.  As of December   increase the current year provision
liabilities as measured by the         31, 2004, the Company has recorded a valuation       by $237,000, reducing fully diluted
enacted tax rates that management      allowance of $2.7 million against potential          earnings per share by $0.01 based on
estimates will be in effect when the   non-utilizable deferred tax assets.                  shares outstanding at December 31,
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

Our Financial Results
---------------------

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The commentary that follows should be read in conjunction with our consolidated financial statements and related notes.

We utilize a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31st. For clarity of presentation, the Company describes all periods as if the year-end is December 31st. Fiscal 2002 included 53 weeks.


Results of Operations                        Year ended December 31,          2004 - 2003     2003 - 2002
In thousands, except per share data             2004    2003    2002      $Change % Change $Change % Change
--------------------------------------------------------------------- --------------------------------------
IMC
   ICD batteries                             $35,646 $41,494 $28,518      $(5,848)    -14% $12,976       46%
   Pacemaker and other batteries              19,494  24,578  21,692       (5,084)    -21%   2,886       13%
   ICD capacitors                             21,981  31,668  24,679       (9,687)    -31%   6,989       28%
   Feedthroughs                               47,387  48,257  36,378         (870)     -2%  11,879       33%
   Enclosures                                 21,709  24,742  10,845       (3,033)    -12%  13,897      128%
   Other                                      26,438  19,482  19,789        6,956      36%    (307)      -2%
                                             ------------------------ -------------------- -----------------
Total IMC                                    172,655 190,221 141,901      (17,566)     -9%  48,320       34%
EPS                                           27,464  26,144  25,395        1,320       5%     749        3%
                                             ------------------------ -------------------- -----------------
Total sales                                  200,119 216,365 167,296      (16,246)     -8%  49,069       29%
Cost of sales                                119,397 126,537  96,398       (7,140)     -6%  30,139       31%
                                             ------------------------ -------------------- -----------------
Gross profit                                  80,722  89,828  70,898       (9,106)    -10%  18,930       27%
Gross margin                                    40.3%   41.5%   42.4%                -1.2%             -0.9%

Selling, general, and administrative
 expenses ("SG&A")                            26,719  30,384  24,369       (3,665)    -12%   6,015       25%
SG&A as a % of sales                            13.4%   14.0%   14.6%                -0.7%             -0.5%

Research, development and engineering
 costs, net ("RD&E")                          18,476  16,991  14,440        1,485       9%   2,551       18%
RD&E as a % of sales                             9.2%    7.9%    8.6%                 1.4%             -0.8%

Intangible amortization                        4,002   3,217   3,702          785      24%    (485)     -13%
Other operating expense                        4,585   1,036   2,481        3,549     343%  (1,445)     -58%
                                             ------------------------ -------------------- -----------------
Operating income                              26,940  38,200  25,906      (11,260)    -29%  12,294       47%
Operating margin                                13.5%   17.7%   15.5%                -4.2%              2.2%

Interest expense                               4,535   4,101   3,752          434      11%     349        9%
Interest income                               (1,235)   (702)   (442)        (533)     76%    (260)      59%
Other (income) expense, net                      (92)  1,485   1,631       (1,577)   -106%    (146)      -9%
Provision for income taxes                     7,475  10,028   6,604       (2,553)    -25%   3,424       52%
Effective tax rate                              31.5%   30.1%   31.5%                 1.4%             -1.4%

                                             ------------------------ -------------------- -----------------
Net income                                   $16,257 $23,288 $14,361      $(7,031)    -30% $ 8,927       62%
                                             ======================== ==================== =================
Net margin                                       8.1%   10.8%    8.6%                -2.6%              2.2%

Diluted earnings per share                   $   0.75$   1.05$  0.68      $ (0.30)    -29% $  0.37       54%

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

Operating activities

In all years presented significant positive cash flows from operating activities were achieved. Net cash provided by operating activities exceeded the combination of net income, depreciation and amortization due to the favorable cash flow impact of deferred taxes. Over the three-year period, changes in operating assets and liabilities amounted to a net use of cash of approximately $6.4 million.

Investing activities

Capital spending of $36.7 million in 2004 was significantly higher than historical expenditure levels. The majority of the current year spending was for the following:

     a.   New medical power manufacturing plant in Alden, NY ($20.4 million);
     b.   Oracle ERP system ($5.0 million); and
     c.   New assembly plant in Tijuana, Mexico ($4.6 million).

In comparison, we spent $12.5 million in 2003, which was primarily related to normal maintenance capital.

In March 2004, we purchased NanoGram for approximately $45.7 million. The most significant elements of the purchase price allocation were to patented and unpatented technology and goodwill. NanoGram has a strong intellectual property position around the laser pyrolysis process and accordingly a significant allocation was made to these assets. The cost will be amortized over the remaining estimated useful life of 11.5 years. For 2004 the amortization expense was approximately $0.1 million per month. The residual amount of the allocation of $33.4 million went to goodwill, which is not amortized but rather subject to periodic testing for impairment. Pursuant to the valuation we obtained, the status of the NanoGram technology was sufficiently advanced such that technical feasibility requirements were met at the acquisition date; consequently, no in-process R&D charge was recorded. The Company determined that it could utilize $5.0 of gross carryforward net operating losses that were acquired as part of the acquisition but were not recorded on the opening balance sheet. The Company's consolidated balance sheet has been restated to reflect the additional $1.7 million deferred tax asset.

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

Approximately $50.0 million of short-term investments were converted to cash during the year, net of purchases.

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


                                                         Less than                            More than
CONTRACTUAL OBLIGATIONS                       Total       1 year      1-3 years   3-5 years    5 years
--------------------------------------------------------------------------------------------------------
Long-Term Debt Obligations (a):
   Convertible Debentures                 $  170,000    $       -    $      -    $      -    $  170,000
   Capital Lease Obligations                   1,652        1,000         652           -             -
Operating Lease Obligations (b)               11,466        2,350       3,651       2,652         2,813
Purchase Obligations (c)                      10,051       10,051         -             -             -
                                        ----------------------------------------------------------------
Total                                     $  193,169    $  13,401    $  4,303    $  2,652    $  172,813
                                        ================================================================

     (a) The current portion of these liabilities is included. Amounts do not include imputed interest. The annual interest expense on the convertible debentures is 2.25%, or $3.8 million. See Note 10 - Debt of the Notes to the Consolidated Financial Statements in this Form 10-K/A for additional information about our long-term obligations.
     (b) See Note 17 - Commitments and Contingencies of the Notes to the Consolidated Financial Statements in this Form 10-K/A for additional information about our operating lease obligations.
     (c) Purchase orders or contracts for the purchase of raw materials and other goods and services are not included in the table above. For the purposes of this table, contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase orders are normally based on our current manufacturing needs and are fulfilled by our vendors within short time horizons. We enter into blanket orders with vendors that have preferred pricing and terms, however these orders are normally cancelable by us without penalty. We do not have significant agreements for the purchase of raw materials or other goods specifying minimum quantities or set prices that exceed our expected requirements in the short-term. We also enter into contracts for outsourced services; however, the obligations under these contracts were not significant and the contracts generally contain clauses allowing for cancellation without significant penalty. During 2004, the Company commenced the build out of its medical battery and capacitor manufacturing facility in Alden, NY and its value-add manufacturing facility in Tijuana, Mexico. These facilities will enable the Company to further consolidate its operations and implement state of the art manufacturing capabilities at both locations. The contractual obligations for construction of these facilities are $10.0 million and will be financed by existing, or internally generated cash.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following consolidated financial statements of our Company and report of independent registered public accounting firm thereon are set forth below.

         Report of Independent Registered Public Accounting Firm

         Consolidated Balance Sheet as of December 31, 2004 and 2003 (As restated).

         Consolidated Statement of Operations for the years ended December 31, 2004, 2003 and 2002.

         Consolidated Statement of Cash Flows for the years ended
         December 31, 2004, 2003 and 2002 (As restated).

         Consolidated Statement of Stockholders' Equity for the years ended December 31, 2004, 2003 and 2002.

         Notes to Consolidated Financial Statements (As restated).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Greatbatch, Inc. (formerly named Wilson Greatbatch Technologies, Inc.) Clarence, NY

We have audited the accompanying consolidated balance sheet of Greatbatch, Inc., formerly named Wilson Greatbatch Technologies, Inc., and subsidiaries (the "Company") as of December 31, 2004 and January 2, 2004, and the related consolidated statement of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a) (2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and January 2, 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public
Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2005 (December 16, 2005 as to the effect of the material weakness described in Management's Report on Internal Control Over Financial Reporting (as revised)) expresses an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an adverse opinion on the effectiveness of the Company's internal control over financial reporting.

As discussed in Note 2, the accompanying consolidated financial statements have been restated.

/s/ DELOITTE & TOUCHE LLP

Buffalo, NY

March 15, 2005
(December 16, 2005 as to the effects of the restatement discussed in Note 2)

                      WILSON GREATBATCH TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEET
                                 (In thousands)
----------------------------------------------------------------------------

ASSETS                                                       December 31,
                                                          2004 (1)  2003 (1)
Current assets:
  Cash and cash equivalents                              $ 34,795  $ 23,960
  Short-term investments                                   57,437   107,085
  Accounts receivable, net                                 24,288    23,726
  Inventories                                              34,027    28,598
  Prepaid expenses and other current assets                 1,037     3,591
  Refundable income taxes                                   3,673       583
  Deferred income taxes                                     3,622     3,163
  Asset available for sale                                  3,600     3,658
                                                         --------- ---------
          Total current assets                            162,479   194,364

Property, plant, and equipment, net                        92,210    63,735
Intangible assets, net                                     63,984    51,441
Goodwill                                                  155,039   119,521
Deferred income taxes                                           -     2,896
Other assets                                                4,493     6,286
                                                         --------- ---------
Total assets                                             $478,205  $438,243
                                                         ========= =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                       $  8,971  $  4,091
  Accrued expenses and other current liabilities           18,109    18,968
  Current portion of long-term debt                         1,000       850
                                                         --------- ---------
           Total current liabilities                       28,080    23,909

Long-term debt, net of current portion                        652       928
Convertible subordinated notes                            170,000   170,000
Deferred income taxes                                      23,296     7,251
Other long-term liabilities                                     -       815
                                                         --------- ---------
           Total liabilities                              222,028   202,903
                                                         --------- ---------

Commitments and contingencies (Note 17)

Stockholders' equity:
  Preferred stock                                               -         -
  Common stock                                                 21        21
  Additional paid-in capital                              212,131   207,969
  Deferred stock-based compensation                          (833)   (1,185)
  Treasury stock, at cost                                     (95)     (179)
  Retained earnings                                        44,971    28,714
  Accumulated other comprehensive income                      (18)        -
                                                         --------- ---------
           Total stockholders' equity                     256,177   235,340
                                                         --------- ---------
Total liabilities and stockholders' equity               $478,205  $438,243
                                                         ========= =========

(1)  As restated, see Note 2.

          The accompanying notes are an integral part of these consolidated financial statements

                      WILSON GREATBATCH TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (In thousands except per share amounts)
------------------------------------------------------------------------------

                                                      Year Ended December 31,
                                                       2004     2003     2002

Sales                                              $200,119 $216,365 $167,296
Cost of sales                                       119,397  126,537   96,398
                                                   -------- -------- --------
       Gross profit                                  80,722   89,828   70,898
Selling, general and administrative expenses         26,719   30,384   24,369
Research, development and engineering costs, net     18,476   16,991   14,440
Amortization of intangible assets                     4,002    3,217    3,702
Other operating expense, net                          4,585    1,036    2,481
                                                   -------- -------- --------
     Operating income                                26,940   38,200   25,906
Interest expense                                      4,535    4,101    3,752
Interest income                                      (1,235)    (702)    (442)
Other (income) expense, net                             (92)   1,485    1,631
                                                   -------- -------- --------
     Income before income taxes                      23,732   33,316   20,965
Provision for income taxes                            7,475   10,028    6,604
                                                   -------- -------- --------
     Net income                                    $ 16,257 $ 23,288 $ 14,361
                                                   ======== ======== ========

Earnings per share:
     Basic                                         $   0.76 $  1.10  $  0.69
     Diluted                                       $   0.75 $  1.05  $  0.68

Weighted average shares outstanding:
     Basic                                           21,358   21,149   20,941
     Diluted                                         25,759   24,026   21,227

          The accompanying notes are an integral part of these consolidated financial statements

                      WILSON GREATBATCH TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
-------------------------------------------------------------------------------------------------

                                                                        Year Ended December 31,
                                                                      2004 (1)  2003 (1) 2002 (1)
Cash flows from operating activities:
  Net income                                                          $16,257   $23,288  $14,361
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                                    14,835    13,179   12,100
      Stock-based compensation                                          3,312     3,306    3,667
      Early extinguishment of debt                                          -     1,487        -
      Write-off of noncompete agreement                                     -         -    1,723
      Write-off of investment in unrelated company                          -         -    1,547
      Deferred income taxes                                            12,203     4,578    3,765
      Loss on disposal of assets                                        1,177     1,036      758
  Changes in operating assets and liabilities:
    Accounts receivable                                                  (563)   (4,416)    (379)
    Inventories                                                        (5,429)    5,822   (2,752)
    Prepaid expenses and other current assets                           2,780     2,335   (1,450)
    Accounts payable                                                    3,057    (1,064)  (2,118)
    Accrued expenses and other current liabilities                     (1,149)    5,797   (2,972)
    Income taxes                                                       (3,020)       24     (873)
                                                                     --------- --------- --------
             Net cash provided by operating activities                 43,460    55,372   27,377
                                                                     --------- --------- --------

Cash flows from investing activities:
  Short-term investments
         Purchases                                                   (175,089) (190,730)       -
         Proceeds from dispositions                                   224,737    83,645        -
  Acquisition of property, plant and equipment                        (36,738)  (12,496) (20,068)
  Proceeds from sale of property, plant and equipment
  and other assets                                                         67     2,734       14
  Decrease (increase) in other assets                                     282       107   (1,459)
  Acquisition of subsidiary, net                                      (45,716)        -  (47,124)
                                                                     --------- --------- --------
             Net cash used in investing activities                    (32,457) (116,740) (68,637)
                                                                     --------- --------- --------

Cash flows from financing activities:
  Proceeds from issuance of long-term debt                                  -   170,000   32,000
  Principal payments of long-term debt                                      -   (85,000) (29,880)
  Principal payments of capital lease obligations                      (1,278)     (434)       -
  Payment of debt issue costs                                               -    (4,535)       -
  Issuance of common stock                                              1,205       868      476
  Net repurchase of treasury stock                                        (95)     (179)       -
                                                                     --------- --------- --------
           Net cash (used in) provided by financing activities           (168)   80,720    2,596
                                                                     --------- --------- --------
Net increase (decrease) in cash and cash equivalents                   10,835    19,352  (38,664)
Cash and cash equivalents, beginning of year                           23,960     4,608   43,272
                                                                     --------- --------- --------
Cash and cash equivalents, end of year                                $34,795   $23,960  $ 4,608
                                                                     ========= ========= ========

(1) As restated, see Note 2.

          The accompanying notes are an integral part of these condensed consolidated financial statements



               WILSON GREATBATCH TECHNOLOGIES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In thousands)
------------------------------------------------------------------------------------------------------------------------


                                                    Deferred                      Retained    Accumulated
                          Common Stock  Additional    Stock     Treasury Stock    Earnings       Other         Total
                         --------------  Paid in      Based     ---------------- (Accumulated Comprehensive Stockholder's
                          Shares Amount  Capital   Compensation  Shares  Amount   Deficit)      Income        Equity


Balance, December 31,
 2001                    20,983     21    200,880            -      195 (3,122)      (8,935)            -       188,844

Exercise of stock
 options                     67      -        519            -        -      -            -             -           519
Shares contributed to
 ESOP                         -      -        761            -     (140) 2,254            -             -         3,015
Common stock issuance
 expenses                     -      -        (39)           -        -      -            -             -           (39)
Reissuance of treasury
 stock                        -      -          9            -       (1)     5            -             -            14
Tax benefit of stock
 option exercises             -      -        149            -        -      -            -             -           149
Net income                    -      -          -            -        -      -       14,361             -        14,361
                         ------     --    -------         ----        -    ---       ------           ---       -------
Balance, December 31,
 2002                    21,050     21    202,279            -       54   (863)       5,426             -       206,863

Shares contributed to
 ESOP                        90      -      2,804            -      (54)   863            -             -         3,667
Exercise of stock
 options                     77      -        868            -        -      -            -             -           868
Stock-based compensation     14      -          -          583        -      -            -             -           583
Restricted stock issued       -      -      1,768       (1,768)       -      -            -             -             -
Tax benefit of stock
 option exercises             -      -        250            -        -      -            -             -           250
Purchase of treasury
 stock                        -      -          -            -        5   (179)           -             -          (179)
Net income                    -      -          -            -        -      -       23,288             -        23,288
                         ------     --    -------         ----        -    ---       ------           ---       -------
Balance, December 31,
 2003                    21,231     21    207,969       (1,185)       5   (179)      28,714             -       235,340

Exercise of stock
 options                    100      -      1,200            -        -      -            -             -         1,200
Shares contributed to
 ESOP                        66      -      2,571            -       (4)   152            -             -         2,723
Restricted stock issued       -      -        349         (349)       -      -            -             -             -
Tax benefit of stock
 option exercises             -      -        123            -        -      -            -             -           123
Restricted stock
 forfeitures                  -      -        (85)          85        -      -            -             -             -
Stock-based compensation     14      -          4          616       (1)    27            -             -           647
Purchase of treasury
 stock                        -      -          -            -        5    (95)           -             -           (95)
Net income                    -      -          -            -        -      -       16,257             -        16,257
Unrealized losses on
 available-for-sale
 securities                   -      -          -            -        -      -            -           (18)          (18)
                                                                                                                -------
Total comprehensive
 income                       -      -          -            -        -      -            -             -        16,239
                         ------     --    -------         ----        -    ---       ------           ---       -------
Balance, December 31,
 2004                    21,411     21    212,131         (833)       5    (95)      44,971           (18)      256,177
                         ======     ==    =======         ====        =    ===       ======           ===       =======

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

2.   RESTATEMENTS

     Subsequent to the original filing of the Company's 2004 Form 10-K, the Company concluded that its consolidated financial statements should be restated to change the classification of auction rate securities from cash and cash equivalents to short-term investments. Auction rate securities are securities that have stated maturities beyond three months, but are priced and traded as short-term investments due to the liquidity provided through the auction mechanism that generally resets interest rates every 7 to 35 days. Although management had determined the risk of failure of an auction process to be remote, the definition of a cash equivalent in Statement of Financial Accounting Standard (SFAS) No. 95, Statement of Cash Flows, requires reclassification to short-term investments. The consolidated balance sheets as of December 31, 2004 and 2003, and consolidated statements of cash flows for the years ended December 31, 2004, and 2003, have been restated in order to conform to this change in classification. Due to the short term nature of the interest rate resets, the fair market value of the auction rate securities approximates their recorded value.

     The Company has also restated its consolidated statement of cash flows for the years ended December 31, 2004, 2003 and 2002 to reflect the impact of changes in accounts payable related to the acquisition of property, plant and equipment as a non-cash item as required under SFAS No. 95.

     In addition, the Company determined that it had not accounted for a deferred tax asset in purchase accounting related to net operating losses acquired in the Company's acquisition of NanoGram Devices Corporation in 2004. The recording of the deferred tax asset decreased long-term deferred income tax liabilities and correspondingly decreased goodwill.

     The restatements have been made to the Consolidated Balance Sheet and Consolidated Statement of Cash Flows as follows:

Consolidated Balance Sheet as of
--------------------------------
December 31, 2004
-----------------
                                                           As
                                                        previously
                                                        ----------               As
                                                         reported  Adjustment restated
                                                        ---------- ---------- --------
Current assets:
  Cash and cash equivalents                              $ 89,473  $(54,678) $ 34,795
  Short-term investments                                 $  2,759  $ 54,678  $ 57,437
Goodwill                                                 $156,772  $ (1,733) $155,039
Total assets                                             $479,938  $ (1,733) $478,205

Long term liabilities
  Deferred income taxes                                  $ 25,029  $ (1,733) $ 23,296
Total liabilities                                        $223,761  $ (1,733) $222,028
Total liabilities and stockholders' equity               $479,938  $ (1,733) $478,205

Consolidated Balance Sheet as of
--------------------------------
December 31, 2003
-----------------
                                                           As
                                                        previously
                                                        ----------               As
                                                         reported  Adjustment restated
                                                        ---------- ---------- --------
Current assets:
  Cash and cash equivalents                              $119,486  $(95,526) $ 23,960
  Short-term investments                                 $ 11,559  $ 95,526  $107,085



Consolidated Statement of Cash Flows for the year ended
-------------------------------------------------------
December 31, 2004
-----------------
                                                           As
                                                        previously
                                                        ----------                As
                                                         reported   Adjustment restated
                                                        ----------  ---------- --------
Cash flows from operating activities:
     Net cash provided by operating activities            $ 45,166  $ (1,706) $ 43,460
Cash flows from investing activities:
     Net cash used in investing activities                $(75,011) $ 42,554  $(32,457)
Net increase (decrease) in cash and cash equivalents      $(30,013) $ 40,848  $ 10,835
Cash and cash equivalents, beginning of year              $119,486  $(95,526) $ 23,960
Cash and cash equivalents, end of year                    $ 89,473  $(54,678) $ 34,795

Consolidated Statement of Cash Flows for the year ended
-------------------------------------------------------
December 31, 2003
-----------------
                                                           As
                                                        previously
                                                        ----------                As
                                                         reported   Adjustment restated
                                                        ----------  ---------- --------
Cash flows from operating activities:
     Net cash provided by operating activities           $ 54,801  $    571   $55,372
Cash flows from investing activities:
     Net cash used in investing activities               $(20,643) $(96,097)$(116,740)
Net increase (decrease) in cash and cash equivalents     $114,878  $(95,526)  $19,352
Cash and cash equivalents, end of period                 $119,486  $(95,526)  $23,960


Consolidated Statement of Cash Flows for the year ended
-------------------------------------------------------
December 31, 2002
-----------------
                                                           As
                                                        previously
                                                        ----------                As
                                                         reported   Adjustment restated
                                                        ----------  ---------- --------
Cash flows from operating activities:
     Net cash provided by operating activities           $ 27,810  $   (433)  $27,377
Cash flows from investing activities:
     Net cash used in investing activities               $(69,070) $    433  $(68,637)

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Financial Statement Year End - The Company utilizes a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31st. Fiscal 2004, 2003, and 2002 ended on December 31, 2004, January 2, 2004 and January 3, 2003. For clarity of presentation, the Company describes all periods as if the year-end is December 31st. Fiscal 2002 included 53 weeks.

     Cash and Cash Equivalents - Cash and cash equivalents consist of cash and highly liquid, short-term investments with maturities at the time of purchase of three months or less.

     Short-term Investments - Short-term investments are comprised of municipal bonds acquired with maturities that exceed three months and are less than one year at the time of acquisition, auction rate securities and equity securities classified as available-for-sale. Available-for-sale securities are carried at fair value with the unrealized gain or loss, net of tax, reported in accumulated other comprehensive income as a separate component of stockholder's equity. Realized gains and losses and investment income are included in current earnings. Due to the short term nature of the interest rate resets, the fair market value of the auction rate securities approximates their recorded value. Securities that the Company has the ability and positive intent to hold to maturity are accounted for as held-to-maturity securities and are carried at amortized cost. The cost of securities sold is based on the specific identification method. Unrealized losses considered to be other than temporary during the period are recognized in current earnings.

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

     The Company assesses goodwill for impairment by comparing the fair value of the reporting units to their carrying amounts on an annual basis, or more frequently if certain events occur or circumstances change, to determine if there is potential impairment. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the goodwill within the reporting unit is less than its carrying value. Fair values for goodwill are determined based on discounted cash flows, market multiples or appraised values as appropriate. The Company has determined that, based on the goodwill impairment test, no impairment of goodwill and other indefinite-lived intangible assets has occurred. Note 18 - Business Segment information contains an analysis of goodwill by segment.

     Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentration of credit risk consist principally of trade receivables. A significant portion of the Company's sales are to three customers, all in the medical device industry, and, as such, the Company is directly affected by the condition of those customers and that industry. However, the credit risk associated with trade receivables is minimal due to the Company's stable customer base. The Company maintains cash deposits with major banks, which from time to time may exceed federally insured limits. Note 18 - Business Segment information contains an analysis of sales and accounts receivable for the Company's significant customers.

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

     Net research, development and engineering costs are as follows (in thousands):

                                              Year Ended December 31,
                                               2004    2003    2002

     Research and development costs          $15,760 $ 9,446 $ 7,156
                                             ------- ------- -------

     Engineering costs                         6,729   8,649   8,882
     Less cost reimbursements                 (4,013) (1,104) (1,598)
                                             ------- ------- -------
     Engineering costs, net                    2,716   7,545   7,284
                                             ------- ------- -------
     Total research and development
       and engineering costs, net            $18,476 $16,991 $14,440
                                             ======= ======= =======

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

     The Company's net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each year is as follows (in thousands except per share data):


                                                                       Year Ended December 31,
                                                                 2004         2003          2002

     Net income as reported                                    $ 16,257     $23,288        $14,361
     Stock based employee compensation cost included in net
     income as reported                                        $ 2,250      $ 2,311        $ 2,512
     Stock-based employee compensation cost determined using
     the fair value based method, net of related tax effects   $ 4,635      $ 4,054        $ 2,972
     Pro forma net income                                      $13,872      $21,545        $13,901

     Net earnings per share:
       Basic - as reported                                     $  0.76      $  1.10        $  0.69
       Basic - pro forma                                       $  0.65      $  1.02        $  0.66

       Diluted - as reported                                   $  0.75      $  1.05        $  0.68
       Diluted - pro forma                                     $  0.66      $  0.98        $  0.65

     Earnings Per Share - Basic earnings per share is calculated by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated by adjusting for common stock equivalents, which consist of stock options and unvested restricted stock. Holders of our convertible notes may convert them into shares of the Company's common stock under certain circumstances
     (see Note 10 - Debt for a description of our convertible subordinated notes).

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

     The following table reflects the calculation of basic and diluted earnings per share (in thousands, except per share amounts):


                                                              2004    2003    2002
                                                              ----    ----    ----
     Numerator for basic earnings per share:
       Income from continuing operations                     $16,257 $23,288 $14,361
     Effect of dilutive securities:
       Interest expense on convertible notes and related
       deferred financing fees, net of tax                     3,027   1,881       -
                                                             ------- ------- -------
     Numerator for diluted earnings per share                $19,284 $25,169 $14,361
                                                             ======= ======= =======

     Denominator for basic earnings per share:
       Weighted average shares outstanding                    21,358  21,149  20,941
     Effect of dilutive securities:
       Convertible notes                                       4,219   2,492       -
       Stock options and unvested restricted stock               182     385     286
                                                             ------- ------- -------
     Dilutive potential common shares                          4,401   2,877     286
                                                             ------- ------- -------
     Denominator for diluted earnings per share               25,759  24,026  21,227
                                                             ======= ======= =======
     Basic earnings per share                                 $ 0.76  $ 1.10 $  0.69
                                                             ======= ======= =======
     Diluted earnings per share                               $ 0.75  $ 1.05 $  0.68
                                                             ======= ======= =======

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

     Supplemental Cash Flow Information (in thousands):

                                                                   Year Ended December 31,
                                                                      2004   2003   2002
     Cash paid during the year for:
      Interest                                                     $ 4,586 $3,740 $ 3,092
      Income taxes                                                     318  5,674   6,055

     Noncash investing and financing activities:
      Acquisition of property utilizing capitalized leases           $1,159 $2,212 $    -
      Common stock contributed to ESOP                                2,723  3,667  3,019
      Property plant and equipment purchases included in
      accounts payable                                                2,230    524  1,095

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


4.   ACQUISITIONS

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

     Acquisition information (in thousands):


                                                             Acquired Company
                                                     ---------------------------------
                                                         Globe            NanoGram
                                                     ----------------   --------------
     Acquisition date                                 July 9, 2002     March 16, 2004

     Purchase price:
     ---------------
       Cash paid                                     $        46,637    $      45,000
       Transaction costs                                         487              716
                                                     ----------------   --------------
         Total purchase price                        $        47,124    $      45,716
                                                     ================   ==============

     Purchase price allocation:
     --------------------------
     Assets:
      Cash                                           $           923    $           -
      Accounts receivable                                      1,558                -
      Refundable income tax                                    2,427                -
      Inventories                                              3,130                -
      Property and equipment                                   8,490              562
      Other assets                                               263              168
      Trademark and names                                      1,760                -
      Patented and unpatented technology                       7,392           16,500
      Noncompete/employment agreements                         1,177                -
      Goodwill                                                35,384           33,363

     Liabilities:
      Accounts payable                                           858              117
      Accrued payroll and related expenses                     3,036                -
      Other current liabilities                                    -              718
      Deferred income taxes                                    1,356            4,042
      Other liabilities                                       10,130                -
                                                     ----------------   --------------
         Total purchase price                        $        47,124    $      45,716
                                                     ================   ==============

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


                                                               December 31,
     In thousands except per share amounts:                  2004      2003

     Revenues                                             $200,119  $216,365
     Net income                                           $ 15,195  $ 19,344
     Net income per diluted share:                        $   0.71  $   0.89

     The proforma results are not necessarily indicative of those that would have actually occurred had the acquisitions taken place at the beginning of the periods presented.

5.   SHORT-TERM INVESTMENTS

     Short-term investments at December 31, 2004 and 2003 consist of the following (in thousands):


                                                                  As of December 31, 2004
                                                                     Gross      Gross  Estimated
                                                                  unrealized unrealized  fair
                                                          Cost      gains      losses    value
     Available-for-sale:
     Equity Securities                           $         276    $     -    $    (18) $  258
     Auction Rate Securities                            54,678          -          -   54,678
                                                 -------------   --------    -------  -------

      Total available for sale securities               54,954          -        (18)  54,936

     Held-to-maturity:
     Municipal Bonds                                     2,501          1          -    2,502
                                                 -------------   --------    -------  -------
     Short-term investments                      $      57,455   $      1    $   (18) $57,438
                                                 =============   ========    =======  =======

                                                                As of December 31, 2003
                                                                     Gross      Gross  Estimated
                                                                  unrealized unrealized  fair
                                                          Cost      gains      losses    value
     Available-for-sale:
     Auction Rate Securities                            95,526          -          -   95,526

     Held-to-maturity:
     Municipal Bonds                                    11,559          -         (1)  11,558
                                                 -------------   --------    -------  -------
      Short-term investments                     $     107,085   $      -    $    (1)$107,084
                                                 =============   ========    =======  =======


     The municipal bonds have maturity dates ranging from January 2005 to April 2005.

6. INVENTORIES

     Inventories comprised the following (in thousands):

                                                        December 31,
                                                  2004               2003

     Raw material                                   14,053             11,688
     Work-in-process                                11,275             10,421
     Finished goods                                  8,699              6,489
                                           ----------------   ----------------
     Total                                          34,027             28,598
                                           ================   ================


7. PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment comprised the following (in thousands):

                                                         December 31,
                                                      2004         2003

   Manufacturing machinery and equipment               $57,781      $53,313
   Buildings and building improvements                  16,285       15,380
   Information technology hardware and software          8,950        7,384
   Leasehold improvements                                8,782        5,440
   Land and land improvements                            4,659        4,659
   Property under capital leases                         3,370            -
   Furniture and fixtures                                2,766        2,631
   Construction work in process                         32,129        8,595
   Other                                                   147          148
                                                  ------------- ------------
                                                       134,869       97,550
   Less accumulated depreciation                       (42,659)     (33,815)
                                                  ------------- ------------
   Total                                               $92,210      $63,735
                                                  ============= ============

   Depreciation expense for property and equipment, including property under capital leases, during 2004, 2003 and 2002 was approximately $10.1 million, $9.3 million, and $7.6 million, respectively.

8. INTANGIBLE ASSETS

   Intangible assets comprised the following (in thousands):

                                               As of December 31, 2004
                                      Gross carrying Accumulated   Net carrying
                                          amount      amortization    Amount
   Amortizing intangible assets:
      Patented technology                   $21,462      $(10,137)     $11,325
      Unpatented technology                  30,886        (6,525)      24,361
      Other                                   1,340        (1,294)          46
                                      -------------- ------------- ------------
                                             53,688       (17,956)      35,732
   Unamortizing intangible assets:
      Trademark and names                    31,420        (3,168)      28,252
                                      -------------- ------------- ------------
   Total intangible assets                  $85,108      $(21,124)     $63,984
                                      ============== ============= ============

                                               As of December 31, 2003
                                      Gross carrying Accumulated   Net carrying
                                          amount      amortization    Amount
   Amortizing intangible assets:
      Patented technology                   $21,462       $(8,536)     $12,926
      Unpatented technology                  15,335        (5,549)       9,786
      Other                                   1,340          (863)         477
                                      -------------- ------------- ------------
                                             38,137       (14,948)      23,189
   Unamortizing intangible assets:
      Trademark and names                    31,420        (3,168)      28,252
                                      -------------- ------------- ------------
   Total intangible assets                  $69,557      $(18,116)     $51,441
                                      ============== ============= ============

   Annual amortization expense is estimated to be $3.8 million for 2005 to 2008, and $3.2 million for 2009.

9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

   Accrued expenses and other current liabilities comprised the following (in thousands):

                                            December 31,
                                         2004         2003

   Salaries and benefits                   $5,805       $5,170
   Profit sharing and bonuses               6,796        9,589
   Other                                    5,508        4,209
                                      ------------ ------------
   Total                                  $18,109      $18,968
                                      ============ ============

10. DEBT

    Long-term debt comprised the following (in thousands):

                                                          December 31,
                                                        2004       2003

   2.25% convertible subordinated notes, due 2013      $170,000  $170,000
   Capital lease obligations                              1,652     1,778
                                                      ---------- ---------
                                                        171,652   171,778
   Less current portion                                  (1,000)     (850)
                                                      ---------- ---------
   Total long-term debt                                $170,652  $170,928
                                                      ========== =========

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

    Capital Lease Obligations

    The Company leases assets under non-cancelable lease arrangements. As of December 31, 2004, future minimum lease payments under capital leases are as follows:

    (In thousands)                                  Amount
    -------------                                   ------

    2005                                             $1,031
    2006                                                659
                                                  ---------
    Total minimum lease payments                      1,690
    Less imputed interest                               (38)
                                                  ---------
    Present value of minimum lease payments           1,652
    Less current portion                             (1,000)
                                                  ---------
    Long-term capital lease obligations                $652
                                                  =========

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

11. EMPLOYEE BENEFIT PLANS

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

12. STOCK OPTION PLANS

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

    A summary of the transactions under the 1997 Plan, 1998 Plan, and the Director Plan for 2002, 2003 and 2004 follows:


                                                          Weighted    Weighted
                                                          Average     Average
                                              Option      Exercise   Grant Date
                                             Activity      Price     Fair Value
                                           -------------  --------- ------------

Options outstanding at December 31, 2001        666,319      $11.38
  Options granted                               344,774       24.97      $12.22
  Options exercised                             (67,783)       7.77
  Options forfeited                             (67,661)      12.78
                                           -------------

Options outstanding at December 31, 2002        875,649      $16.92
  Options granted                               377,360       33.28      $16.51
  Options exercised                             (77,094)      11.14
  Options forfeited                             (23,015)      25.20
                                           -------------

Options outstanding at December 31, 2003      1,152,900      $22.50
  Options granted                               288,516       25.97      $12.62
  Options exercised                             (99,774)      12.51
  Options forfeited                             (91,788)      28.65
                                           -------------
Options outstanding at December 31, 2004      1,249,854      $23.68
                                           =============

Options exercisable at:
  December 31, 2002                             451,037       12.09
  December 31, 2003                             657,452       17.39
  December 31, 2004                             824,453       21.59

The following table provides detail regarding the options outstanding and exercisable at December 31, 2004.

                             Options Outstanding          Options Exercisable
                      ---------------------------------  ---------------------
                                    Weighted   Weighted              Weighted
                                     Average    Average               Average
    Range of            Number     Contractual Exercise    Number    Exercise
    Exercise Prices   Outstanding     Life      Price    Exercisable   Price
    ----------------  ----------- ------------ --------  ----------- ---------

               $5.00     165,605          2.8    $5.00      165,604     $5.00
      $15.00 - 21.35     241,845          6.3    16.16      163,591     15.64
      $23.85 - 35.70     760,706          8.2    28.63      472,381     28.67
      $37.36 - 42.57      81,698          8.9    37.79       22,877     37.82
                      ----------- ------------ --------  ----------- ---------
                       1,249,854          7.1   $23.68      824,453    $21.59
                      =========== ============ ========  =========== =========

13.  RESTRICTED STOCK PLAN

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

     A summary of the transactions under the Restricted Stock Plan for 2003 and 2004 follows:

                                                       Restricted   Weighted Average
                                                          Stock        Grant Date
                                                        Activity       Fair Value
                                                      ------------- ----------------

    Restricted stock outstanding at December 31, 2002
      Shares granted                                        50,400           $35.08
      Shares vested                                        (13,500)
      Shares forfeited                                           -
                                                      -------------

    Restricted stock outstanding at December 31, 2003       36,900
      Shares granted                                        19,100           $18.29
      Shares vested                                        (13,500)
      Shares forfeited                                      (2,200)
                                                      -------------
    Restricted stock outstanding at December 31, 2004       40,300
                                                      =============

     Unamortized deferred compensation expense with respect to the restricted stock grants amounted to $0.8 million and $1.2 million at December 31, 2004 and 2003, respectively. The deferred compensation is being amortized based on the vesting schedules attributable to the underlying restricted stock grants. Compensation expense of $0.6 million was recognized during 2004 and 2003.

14.  OTHER OPERATING EXPENSE

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

15.  INCOME TAXES

     The provision (benefit) for income taxes comprised the following (in thousands):

                                                   Year Ended December 31,
                                              2004          2003           2002
     Current:
       Federal                             $(4,620)       $4,820         $2,573
       State                                  (125)          630            266
                                      ------------- ------------- --------------
                                            (4,745)        5,450          2,839
                                      ------------- ------------- --------------
     Deferred:
       Federal                               8,818         7,363          4,137
       State                                 3,402        (2,785)          (372)
                                      ------------- ------------- --------------
                                            12,220         4,578          3,765
                                      ------------- ------------- --------------
     Provision for income taxes             $7,475       $10,028         $6,604
                                      ============= ============= ==============

     The tax effect of major temporary differences that give rise to the Company's net deferred tax accounts are as follows (in thousands):

                                                             December 31,
                                                         2004          2003

      Depreciation                                      $(6,023)      $(4,776)
      Contingent interest on convertible notes           (7,194)       (2,575)
      Amortization of intangible assets                 (12,843)       (1,118)
      Tax credits                                         1,996         2,779
      Accrued expenses and deferred compensation          2,007         2,226
      Inventory valuation                                 2,138         1,745
      Investments                                           579           565
      Net operating loss carryforwards                    2,432           433
      Other                                                   -            94
                                                     -----------  ------------
      Net deferred tax (liability) asset                (16,908)         (627)
      Less valuation allowance                           (2,766)         (565)
                                                     -----------  ------------
      Net deferred tax (liability) asset               $(19,674)      $(1,192)
                                                     ===========  ============

     As of December 31, 2004, the Company has available $5.0 million of federal net operating loss carryforwards that begin expiring in 2022, $1.1 million of state net operating loss carryforwards that begin to expire in 2018 and $3.1 million of federal and state tax credit carryforwards that begin expiring in 2013.

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

     The provision for income taxes differs in each of the years from the federal statutory rate due to the following:

                                                 Year Ended December 31,
                                               2004        2003       2002

     Statutory rate                              35.0 %     35.0 %     35.0 %
     State taxes, net of federal benefit          (1.5)       2.0        3.3
     Permanent items                              (7.2)      (6.8)         -
     Federal and state tax credits                (3.3)      (2.1)     (10.7)
     State net operating losses                   (0.9)         -          -
     Valuation allowance                           9.3          -        2.7
     Other                                         0.1        2.0        1.2
                                             ----------  ---------  ---------
     Effective tax rate                          31.5 %     30.1 %     31.5 %
                                             ==========  =========  =========

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

16.  CAPITAL STOCK

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

17.  COMMITMENTS AND CONTINGENCIES

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

     Expenses related to license agreements were $1.3 million, $1.5 million, and $1.4 million, for 2004, 2003, and 2002, respectively.

     Product Warranties - The change in aggregate product warranty liability for the year ended December 31, 2004, is as follows (in thousands):

     Beginning balance                                                     $313
     Additions to warranty reserve                                          781
     Warranty claims paid                                                  (168)
                                                                    ------------
     Ending balance                                                        $926
                                                                    ============

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

     Capital Expenditures - During 2004, the Company commenced the build out of its medical battery and capacitor manufacturing facility in Alden, NY and its value-add manufacturing facility in Tijuana, Mexico. These facilities will enable the Company to further consolidate its operations and implement state of the art manufacturing capabilities at both locations. The contractual obligations for construction of these facilities are $10.0 million and will be financed by existing, or internally generated cash.

18.  BUSINESS SEGMENT INFORMATION

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

     The Company defines segment income from operations as gross profit less costs and expenses attributable to segment-specific selling, general and administrative, research, development and engineering expenses, intangible amortization and other operating expenses. Segment income also includes a portion of non-segment specific selling, general and administrative, and research, development and engineering expenses based on allocations appropriate to the expense categories. In 2002, segment income did not include any non-segment specific selling, general and administrative and research, development and engineering expenses. The change in 2003 to allocate these expenses is not reflected in the 2002 calculation of segment income from operations because it is impractical to do so. The remaining unallocated operating expenses along with other income and expense are not allocated to reportable segments. Transactions between the two segments are not significant. The accounting policies of the segments are the same as those described and referenced in Note 3.

     An analysis and reconciliation of the Company's business segment information to the respective information in the consolidated financial statements is as follows (dollars in thousands):

                                                              2004         2003         2002
     Sales:
       IMC
         Medical batteries:
           ICD batteries                                       $35,646      $41,494      $28,518
           Pacemakers and other batteries                       19,494       24,578       21,692
           ICD capacitors                                       21,981       31,668       24,679
           Feedthroughs                                         47,387       48,257       36,378
           Enclosures                                           21,709       24,742       10,845
           Other                                                26,438       19,482       19,789
                                                           ------------ ------------ ------------
       Total IMC sales                                         172,655      190,221      141,901
       EPS                                                      27,464       26,144       25,395
                                                           ------------ ------------ ------------
     Total sales                                              $200,119     $216,365     $167,296
                                                           ============ ============ ============

     Segment income from operations:
       IMC                                                     $28,950      $43,504      $40,969
       EPS                                                       8,005        4,374        8,262
                                                           ------------ ------------ ------------
       Total segment income from operations                     36,955       47,878       49,231
       Unallocated operating expenses                          (10,015)      (9,678)     (23,325)
                                                           ------------ ------------ ------------
       Operating income as reported                             26,940       38,200       25,906
       Unallocated other income and expense                     (3,208)      (4,884)      (4,941)
                                                           ------------ ------------ ------------
       Income before income taxes as reported                  $23,732      $33,316      $20,965
                                                           ============ ============ ============

     Depreciation and amortization:
       IMC                                                     $11,683      $10,809      $10,090
       EPS                                                         877          854          807
                                                           ------------ ------------ ------------
       Total depreciation included in segment
         income from operations                                 12,560       11,663       10,897
       Unallocated depreciation and amortization                 2,275        1,516        1,203
                                                           ------------ ------------ ------------
       Total depreciation and amortization                     $14,835      $13,179      $12,100
                                                           ============ ============ ============

     The changes in the carrying amount of goodwill :
                                                               IMC          EPS         Total
     Balance at December 31, 2003                             $116,955       $2,566     $119,521
     Goodwill recorded during the year                          33,363            -       33,363
     Adjustments recorded during the year                        2,155            -        2,155
                                                           ------------ ------------ ------------
     Balance at December 31, 2004                             $152,473       $2,566     $155,039
                                                           ============ ============ ============

     Amounts disclosed for 2002 and 2003 in the above sales table have been expanded from previous filings to better coincide with our significant product lines.

                                                           Year Ended December 31,
                                                       2004         2003         2002
     Expenditures for tangible long-lived assets,
       excluding acquisitions:
       IMC                                              $33,537       $6,924       $6,616
       EPS                                                  664          693        1,119
                                                   ------------- ------------ ------------
         Total reportable segments                       34,201        7,617        7,735
         Unallocated long-lived tangible assets           5,403        4,308       12,766
                                                   ------------- ------------ ------------
       Total expenditures                               $39,604      $11,925      $20,501
                                                   ============= ============ ============

                                                          December 31,
                                                       2004         2003
     Identifiable assets, net:
       IMC                                             $333,647     $250,642
       EPS                                               20,690       20,817
                                                   ------------- ------------
       Total reportable segments                        354,337      271,459
       Unallocated assets                               123,868      166,784
                                                   ------------- ------------
       Total assets                                    $478,205     $438,243
                                                   ============= ============

     Sales by geographic area are presented by attributing sales from external customers based on where the products are shipped.


                                                          Year Ended December 31,
                                                       2004         2003         2002
     Sales by geographic area:
       United States                                   $129,166     $140,578    $127,145
       Foreign countries                                 70,953       75,787      40,151
                                                   ------------- ------------ -----------
       Consolidated sales                              $200,119     $216,365    $167,296
                                                   ============= ============ ===========

                                                          December 31,
                                                       2004         2003
     Long-lived assets:
       United States                                   $311,085     $243,879
       Foreign countries                                  4,641            -
                                                   ------------- ------------
       Consolidated long-lived assets                  $315,726     $243,879
                                                   ============= ============

     Three customers accounted for a significant portion of the Company's sales and accounts receivable as follows:

                                    Sales               Accounts Receivable
                        -----------------------------  ----------------------
                           Year Ended December 31,          December 31,
                          2004      2003      2002        2004       2003

     Customer A               36%       46%       41%          27%        31%
     Customer B               24%       20%       25%          20%        19%
     Customer C               10%        7%        5%           9%         5%
                        --------- --------- ---------  ----------- ----------
     Total                    70%       73%       71%          56%        55%
                        ========= ========= =========  =========== ==========

19.  QUARTERLY SALES AND EARNINGS DATA - UNAUDITED

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

20.  SUBSEQUENT EVENTS - UNAUDITED

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

                                     ******

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A. CONTROLS AND PROCEDURES

 (a) Restatement.

Subsequent to the filing of the Company's original Form 10-K for the fiscal year ended December 31, 2004, Management concluded that its consolidated financial statements should be restated to reflect the impact of the following corrections:

     o Classification of Auction Rate Securities (ARS) - Auction rate securities are securities that have stated maturities beyond three months, but are priced and traded as short-term investments due to the liquidity provided through the auction mechanism that generally resets interest rates every 7 to 35 days. Although Management had determined the risk of failure of an auction process to be remote, the definition of a cash equivalent in Statement of Financial Accounting Standard No. 95, Statement of Cash Flows (SFAS No. 95), requires reclassification to short-term investments. This reclassification impacted the consolidated balance sheets as of December 31, 2004 and 2003 and consolidated statements of cash flows for the years ended December 31, 2004 and 2003. There was no impact on earnings or stockholders' equity in any period.

     o Deferred Taxes - A deferred tax asset related to net operating losses acquired in the Company's acquisition of NanoGram Devices Corporation in 2004 was not recorded during the one year time frame allowed to finalize the purchase price allocation. The recording of the deferred tax asset decreased long-term deferred income tax liabilities and correspondingly decreased goodwill in the consolidated balance sheet as of December 31, 2004. There was no impact on earnings, stockholders' equity, or cash flows in any period.

     o Cash Flows Presentation- The Company has also restated its consolidated statement of cash flows for the impact of changes in accounts payable related to the acquisition of property, plant and equipment which are required to be presented as a non-cash activity per SFAS No. 95. This was a correction of an error in presentation on the consolidated statements of cash flows for the years ended December 31, 2004, 2003 and 2002 only, and had no impact on earnings, the balance sheet, or stockholders equity in any period.

At the time of the filing of the Company's third quarter 2005 Form 10-Q (November 9, 2005), Management was preparing restatements to reflect the ARS and Deferred Tax reclassifications. The combination of these two issues was not deemed a material weakness. Management discussed these issues with its independent registered public accounting firm, Deloitte & Touche LLP and with the Audit Committee of the Board of Directors. After these discussions Management determined that the Company should correct its previously issued consolidated financial statements to account for these two restatements. In light of these restatements, it was also determined that the consolidated financial statements should no longer be relied upon. This determination was reported under Item 4.02 in the Form 8-K that the Company filed on November 9, 2005.

At the time of the filing of the Company's third quarter 2005 Form 10-Q (November 9, 2005), the cumulative impact of the Cash Flows Presentation issue on the September 30, 2005 Statement of Cash Flows was a $38 thousand reduction in cash flow from operations and a corresponding increase in cash flow from investing activities. At that time Management also believed that the potential impact of this issue in other periods was likely immaterial and generally that this matter would not result in a material misstatement of the Company's consolidated financial statements. Based on this belief, Management did not revise its original assessment of the effectiveness of the Company's internal control over financial reporting at December 31, 2004.

Subsequent to the filing of the third quarter 2005 10-Q, the Company continued to analyze the impact of the Cash Flow Presentation issue on the Statement of Cash Flows for the interim and annual periods in 2004 and the March and June 2005 interim periods and discussed this analysis with its independent registered public accountants. Based on this further analysis, Management determined that the Cash Flow Presentation issue's impact on the prior period statements of cash flows would be deemed material. The impact on the statement of cash flows for the year ended December 31, 2004 was a $1.7 million decrease in operating cash flows and a corresponding increase in cash flows from investing activities.

Considering this issue to be material, in conjunction with the previously disclosed restatement, has resulted in Management revising its assessment of the effectiveness of internal controls over financial reporting as of December 31, 2004 under the guidance issued by the Public Company Accounting Oversight Board. See Management's Report on Internal Control Over Financial Reporting (as restated).

(b) Evaluation of Disclosure Controls and Procedures

In connection with the restatements, under the direction of our Chief Executive Officer and Chief Financial Officer, we reevaluated our disclosure controls and procedures. It was determined that there was a material weakness in financial reporting controls that resulted in the restatements described above. Solely as a result of this material weakness, our Management has revised its earlier assessment and has now concluded that our disclosure controls and procedures were not effective as of December 31, 2004.

(c)  Remediation of Material Weakness in Internal Control

As of the date of this filing, we have remediated the material weakness in our internal controls over financial reporting. The remedial actions included:

     1. Enhancing the financial reporting process to include the formal review of all auction rate securities for proper classification, as well as the appropriate cash flow presentation of liabilities related to the acquisition of property, plant and equipment.

     2. Establishing formal quarterly disclosure meetings which will include our third party tax advisors to review significant transactions during the period as well as to review and discuss new accounting presentation and disclosure guidelines. Our independent registered public accounting firm, although not part of our control structure, will participate in these meetings.

     3. Enhancing our financial reporting practices to include the use of multiple third-party financial reporting technical alerts that we utilize to evaluate our accounting policies and financial statement disclosures.

While we have not completed all of our Sarbanes-Oxley testing for 2005, we believe that after putting into effect the remedial actions described above, our Company's internal control over financial reporting is effective, which should enable us to conclude for purposes of our 2005 assessment that our system of internal controls over financial reporting are designed and operating effectively.

As previously reported, there was no change in our internal control over financial reporting during the quarter ended December 31, 2004, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, subsequent to September 30, 2005, we took the remedial actions described above regarding the material weakness that existed at December 31, 2004.

(d) Management's Report on Internal Control Over Financial Reporting (as restated)

The Management of Greatbatch, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of the Chief Executive Officer and the Chief Financial Officer, our Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004, based on the framework and criteria established in Internal Control -- Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In the Company's Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 15, 2005, Management concluded that our internal control over financial reporting was effective as of December 31, 2004. Subsequently, Management identified three misstatements related to the balance sheet classification of auction rate securities, the purchase accounting for income tax attributes of acquired companies, and cash flow presentation of changes in accounts payable related to the acquisition of property, plant and equipment. Management determined that these misstatements were the result of a material weakness in internal control over financial reporting. Specifically, our review of the financial statements utilizing a presentation and disclosure checklist to ensure that the financial statements were fairly presented in accordance with generally accepted accounting principles did not operate effectively as it relates to the misstatements identified above.

The issues above and the related material weakness has caused us to amend our Annual Report on Form 10-K for the year ended December 31, 2004, in order to restate the consolidated financial statements for the years ended December 31, 2004, 2003 and 2002.

Solely as a result of this material weakness, our Management has revised its earlier assessment and has now concluded that our internal control over financial reporting was not effective as of December 31, 2004.

The Company's independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on our Management's revised assessment of our internal control over financial reporting as of December 31, 2004. This audit report follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Greatbatch, Inc. (formerly named Wilson Greatbatch Technologies, Inc.) Clarence, New York

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting (as restated), that Greatbatch, Inc. (formerly named Wilson Greatbatch Technologies, Inc.) and subsidiaries (the "Company") did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weakness identified in management's assessment based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our report dated March 15, 2005, we expressed an unqualified opinion on management's assessment that the Company maintained effective internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting. As described in the following paragraph, the Company subsequently identified material misstatements in its 2002, 2003 and 2004 annual financial statements and 2004 and 2005 interim financial statements, which caused such annual and interim financial statements to be restated. Management subsequently revised its assessment due to the identification of a material weakness, described in the following paragraph, in connection with the financial statement restatement. Accordingly, our opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 expressed herein is different from that expressed in our previous report.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management identified three misstatements related to the balance sheet classification of auction rate securities, the purchase accounting for income tax attributes of acquired companies, and cash flow presentation of changes in accounts payable related to the acquisition of property, plant and equipment. Management determined that these misstatements were the result of a material weakness in internal control over financial reporting. Specifically, the review of the financial statements utilizing a presentation and disclosure checklist to ensure that the financial statements were fairly presented in accordance with generally accepted accounting principles did not operate effectively as it relates to the misstatements identified above. This material weakness does not effect the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements of the Company as of and for the year ended December 31, 2004, and this report also does not effect our report on such restated consolidated financial statements.

In our opinion, management's revised assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule of the Company as of and for the year ended December 31, 2004 and our report dated March 15, 2005, December 16, 2005 as to the effects of the restatement discussed in Note 2, (which report expressed an unqualified opinion and included an explanatory paragraph relating to the restatement discussed in Note 2).

/s/ Deloitte & Touche LLP

Buffalo, New York
March 15, 2005 (December 16, 2005 as to the effect of the material weakness described in Management's Report on Internal Control over Financial Reporting (as restated))

PART III

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

                    Consolidated Balance Sheet as of December 31, 2004 and 2003 (As restated).

                    Consolidated Statement of Operations for the years ended December 31, 2004, 2003 and 2002.

                    Consolidated Statement of Cash Flows for the years ended December 31, 2004, 2003 and 2002 (As restated).

                    Consolidated Statement of Stockholders' Equity for the years ended December 31, 2004, 2003 and 2002.

                    Notes to Consolidated Financial Statements (As restated).

           (2)      FINANCIAL STATEMENT SCHEDULES

                    The following financial statement schedule is included in this report on Form 10-K: Schedule II - Valuation and Qualifying Accounts.

SCHEDULE II


                    VALUATION AND QUALIFYING ACCOUNTS
                             (In Thousands)


                                                         Col. C
                                                        Additions
                                           -------------------------------------
                             Col. B                                                                     Col. E
                            Balance at                             Charged to          Col. D          Balance at
Col. A                      Beginning         Charged to         Other Accounts-      eductions -       End of
Description                 of Period      Costs & Expenses         Describe          Describe (2)      Period

2004

Allowance for
  doubtful accounts          $   426        $      5               $   -              $  (26)          $   405
Valuation allowance
   for income taxes          $   565        $  2,201   (1)         $   -              $    -           $ 2,766

2003

Allowance for
  doubtful accounts          $   460        $     25               $   -              $  (59)          $   426
Valuation allowance
   for income taxes          $   565        $      -               $   -              $    -           $   565

2002

Allowance for
  doubtful accounts          $   447        $     13               $   -              $    -           $   460
Valuation allowance
   for income taxes          $     -        $    565    (1)        $   -              $    -           $   565


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

*  Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  December 16, 2005            WILSON GREATBATCH TECHNOLOGIES, INC.

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

                                          By  /s/ Thomas J. Mazza
                                              ----------------------------------
                                              Thomas J. Mazza
                                              Vice President and Controller
                                              (Principal Financial Officer)

                                          By  /s/ Marco F. Benedetti
                                              ----------------------------------
                                              Marco F. Benedetti
                                              Corporate Controller
                                              (Principal Accounting Officer)

                                  EXHIBIT INDEX
   EXHIBIT
   NUMBER      DESCRIPTION
   ------      -----------

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

*  Filed herewith.