Form 10-Q/A
period 2005-04-01
GREATBATCH, INC.
filed 2005-12-16
CIK 1114483

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q/A

                                (Amendment No. 1)

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

                                EXPLANATORY NOTE

Greatbatch, Inc. (the "Company") is filing this Amendment No. 1 on Form 10-Q/A to amend its Form 10-Q for the three months ended March 31, 2005 as filed with the Securities and Exchange Commission on May 11, 2005 (the "Original Filing") to (i) revise Part I, Item 1, Item 2, and Item 4, and Part II, Item 6 to reflect the restatement of its condensed consolidated balance sheet and condensed consolidated statement of cash flows to correct the classification of auction rate securities which were previously classified as cash and cash equivalents, to restate its consolidated statements of cash flows for the impact of changes in accounts payable related to the acquisition of property, plant and equipment, and to account for a deferred tax asset related to net operating losses acquired in the Company's acquisition of NanoGram Devices Corporation in 2004, and (ii) present revised exhibits 31.1, 31.2 and 32.1.

Except for the amendments set forth in this Amendment No. 1, the Original Filing is not being modified or amended in any way, and the disclosures contained in the Original Filing are not being updated herein.

The Company officially changed its name to Greatbatch, Inc. from Wilson Greatbatch Technologies, Inc. during the second quarter of 2005. For purposes of the following sections of this Amendment No. 1, the Company will continue to be referred to as Wilson Greatbatch Technologies, Inc.

                      WILSON GREATBATCH TECHNOLOGIES, INC.
                        TABLE OF CONTENTS FOR FORM 10-Q/A
                          QUARTER ENDED MARCH 31, 2005


                                                                                                 Page

COVER PAGE                                                                                        1

TABLE OF CONTENTS                                                                                 3

PART I - FINANCIAL INFORMATION (unaudited)

ITEM 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheet (As restated)                                       4

         Condensed Consolidated Statement of Operations and Comprehensive Income                  5

         Condensed Consolidated Statement of Cash Flows (As restated)                             6

         Notes to Condensed Consolidated Financial Statements (As restated)                       7

ITEM 2.  Management's Discussion and Analysis of Financial Condition and                         20
         Results of Operations

ITEM 4.  Controls and Procedures                                                                 30

PART II - OTHER INFORMATION

ITEM 6.  Exhibits                                                                                32

SIGNATURES                                                                                       33

EXHIBIT INDEX                                                                                    34


PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      WILSON GREATBATCH TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED BALANCE SHEET - Unaudited
                                 (IN THOUSANDS)

----------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                March 31,           December 31,
                                                                                       2005(1)             (2004)(1)
Current assets:
  Cash and cash equivalents                                                           $   32,807           $   34,795
  Short-term investments                                                                  52,929               57,437
  Accounts receivable, net                                                                29,672               24,288
  Inventories                                                                             32,277               34,027
  Refundable income taxes                                                                  3,972                3,673
  Deferred income taxes                                                                    3,622                3,622
  Prepaid expenses and other current assets                                                5,987                4,637
                                                                                      ----------           ----------
          Total current assets                                                           161,266              162,479

Property, plant, and equipment, net                                                       97,791               92,210
Intangible assets, net                                                                    63,021               63,984
Goodwill                                                                                 155,039              155,039
Other assets                                                                               4,317                4,493
                                                                                      ----------           ----------
Total assets                                                                          $  481,434           $  478,205
                                                                                      ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                         7,006                8,971
  Accrued expenses and other current liabilities                                          14,840               18,109
  Current portion of long-term debt                                                          890                1,000
                                                                                      ----------           ----------
           Total current liabilities                                                      22,736               28,080

Long-term debt, net of current portion                                                       408                  652
Convertible subordinated notes                                                           170,000              170,000
Deferred income taxes                                                                     25,255               23,296
                                                                                      ----------           ----------
           Total liabilities                                                             218,399              222,028
                                                                                      ----------           ----------

Stockholders' equity:
  Preferred stock                                                                              -                    -
  Common stock                                                                                21                   21
  Additional paid-in capital                                                             214,791              212,131
  Deferred stock-based compensation                                                         (693)                (833)
  Treasury stock, at cost                                                                      -                  (95)
  Retained earnings                                                                       48,974               44,971
  Accumulated other comprehensive loss                                                       (58)                 (18)
                                                                                      ----------           ----------
           Total stockholders' equity                                                    263,035              256,177
                                                                                      ----------           ----------
Total liabilities and stockholders' equity                                            $  481,434           $  478,205
                                                                                      ==========           ==========

(1)  As restated, see Note (2.)

         The accompanying notes are an integral part of these condensed consolidated financial statements


                      WILSON GREATBATCH TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      AND COMPREHENSIVE INCOME - Unaudited
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

------------------------------------------------------------------------------------------------------------------

                                                                                            Three months ended
                                                                                                 March 31,
                                                                                            2005           2004
Sales                                                                                    $   56,358    $   55,525
Cost of sales                                                                                35,571        32,350
                                                                                         ----------    ----------
   Gross profit                                                                              20,787        23,175
Selling, general and administrative expenses                                                  6,766         6,925
Research, development and engineering costs, net                                              4,401         4,881
Amortization of intangible assets                                                               958           775
Other operating expense, net                                                                  2,388           221
                                                                                         ----------    ----------
   Operating income                                                                           6,274        10,373
Interest expense                                                                              1,131         1,160
Interest income                                                                                (575)         (313)
Other expense, net                                                                                -             2
                                                                                         ----------    ----------
   Income before provision for income taxes                                                   5,718         9,524
Provision for income taxes                                                                    1,715         2,905
                                                                                         ----------    ----------
   Net income                                                                            $    4,003    $    6,619
                                                                                         ==========    ==========

Earnings per share:
   Basic                                                                                 $     0.19    $     0.31
   Diluted                                                                               $     0.19    $     0.29

Weighted average shares outstanding:
   Basic                                                                                     21,473        21,281
   Diluted                                                                                   21,583        25,911

Comprehensive income:
   Net income                                                                            $    4,003    $    6,619
   Net unrealized loss on available for sale securities, net of
     $23 deferred income tax benefit in 2005                                                    (40)           -
                                                                                         ----------    ----------
   Comprehensive income                                                                  $    3,963    $    6,619
                                                                                         ==========    ==========

         The accompanying notes are an integral part of these condensed consolidated financial statements


                      WILSON GREATBATCH TECHNOLOGIES, INC.
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS - Unaudited
                                 (IN THOUSANDS)

---------------------------------------------------------------------------------------------------------------------

                                                                                           Three months ended
                                                                                                March 31,
                                                                                        2005(1)             (2004)(1)
Cash flows from operating activities:
  Net income                                                                          $    4,003          $    6,619
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                                                        4,039               3,362
      Stock-based compensation                                                               795                 881
      Deferred income taxes                                                                1,959                   -
      Loss on disposal of assets                                                             512                 221
  Changes in operating assets and liabilities:
    Accounts receivable                                                                   (5,384)             (3,765)
    Inventories                                                                            1,750              (2,781)
    Prepaid expenses and other current assets                                             (1,830)                210
    Accounts payable                                                                      (1,268)              1,593
    Accrued expenses and other current liabilities                                        (1,345)             (3,837)
    Income taxes                                                                            (297)                332
                                                                                      ----------          ----------
             Net cash provided by operating activities                                     2,934               2,835
                                                                                      ----------          ----------

Cash flows from investing activities:
  Short-term investments
         Purchases                                                                       (22,092)            (36,302)
         Proceeds from dispositions                                                       26,600              77,930
  Acquisition of property, plant and equipment                                            (9,220)             (6,875)
  Proceeds from sale of assets                                                                23                   9
  Decrease (increase) in other assets                                                          6                 (68)
  Acquisition of subsidiary, net                                                               -             (45,445)
                                                                                      ----------          ----------
             Net cash used in investing activities                                        (4,683)            (10,751)
                                                                                      ----------          ----------

Cash flows from financing activities:
  Principal payments of long-term debt                                                      (354)               (286)
  Issuance of common stock                                                                   115                 508
  Issuance of treasury stock                                                                   -                 179
                                                                                      ----------          ----------
           Net cash (used in) provided by financing activities                              (239)                401
                                                                                      ----------          ----------
Net decrease in cash and cash equivalents                                                 (1,988)             (7,515)
Cash and cash equivalents, beginning of year                                              34,795              23,960
                                                                                      ----------          ----------
Cash and cash equivalents, end of period                                              $   32,807          $   16,445
                                                                                      ==========          ==========

(1)  As restated, see Note (2.)

         The accompanying notes are an integral part of these condensed consolidated financial statements


                      WILSON GREATBATCH TECHNOLOGIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited
--------------------------------------------------------------------------------

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information (APB 28, Interim Financial Reporting) and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of Wilson Greatbatch Technologies, Inc. (the "Company") for the periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from these estimates. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2004.

     The Company utilizes a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31st. For 52-week years, each quarter contains 13 weeks. For clarity of presentation, the Company describes all periods as if each quarter end is March 31st, June 30th and September 30th and as if the year-end is December 31st. The first quarter of 2005 and 2004 each contained 13 weeks.


2.   RESTATEMENTS

     Subsequent to the original filing of the Company's Form 10-Q for the three months ended March 31, 2005, the Company concluded that its condensed consolidated financial statements should be restated to change the classification of auction rate securities from cash and cash equivalents to short-term investments. Auction rate securities are securities that have stated maturities beyond three months, but are priced and traded as short-term investments due to the liquidity provided through the auction mechanism that generally resets interest rates every 7 to 35 days. Although management had determined the risk of failure of an auction process to be remote, the definition of a cash equivalent in Statement of Financial Accounting Standards (SFAS) No. 95, Statement of Cash Flows, requires reclassification to short-term investments. The condensed consolidated balance sheets as of March 31, 2005 and December 31, 2004, and condensed consolidated statements of cash flows for the three months ended March 31, 2005 and 2004, have been restated in order to conform to this change in classification. Due to the short-term nature of the interest rate resets, the fair market value of the auction rate securities approximates their recorded value.

     The Company has also restated its condensed consolidated statement of cash flows for the periods ended March 31, 2005 and 2004 to reflect the impact of changes in accounts payable related to the acquisition of property, plant and equipment as a non-cash activity as required under SFAS No. 95.

     In addition, the Company determined that it had not accounted for a deferred tax asset related to net operating losses acquired in the Company's acquisition of NanoGram in 2004. The recording of this deferred tax asset decreased long-term deferred income tax liabilities and correspondingly decreased goodwill.

     The restatements have been made to the Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Cash Flows as follows:

Condensed Consolidated Balance Sheet as of
------------------------------------------
March 31, 2005
--------------

                                                     As previously
                                                     -------------
                                                        reported          Adjustment        As restated
                                                        --------          ----------        -----------
Current assets:
  Cash and cash equivalents                             $  78,860          $(46,053)         $  32,807
  Short-term investments                                $   6,876          $ 46,053          $  52,929
Goodwill                                                $ 156,772          $ (1,733)         $ 155,039
Total assets                                            $ 483,167          $ (1,733)         $ 481,434

Long term liabilities
  Deferred income taxes                                 $  26,988          $ (1,733)         $  25,255
Total liabilities                                       $ 220,132          $ (1,733)         $ 218,399
Total liabilities and stockholders' equity              $ 483,167          $ (1,733)         $ 481,434


Condensed Consolidated Balance Sheet as of
------------------------------------------
December 31, 2004
-----------------
                                                     As previously
                                                     -------------
                                                        reported          Adjustment        As restated
                                                        --------          ----------        -----------
Current assets:
  Cash and cash equivalents                             $  89,473          $(54,678)         $  34,795
  Short-term investments                                $   2,759          $ 54,678          $  57,437
Goodwill                                                $ 156,772          $ (1,733)         $ 155,039
Total assets                                            $ 479,938          $ (1,733)         $ 478,205

Long term liabilities
  Deferred income taxes                                 $  25,029          $ (1,733)         $  23,296
Total liabilities                                       $ 223,761          $ (1,733)         $ 222,028
Total liabilities and stockholders' equity              $ 479,938          $ (1,733)         $ 478,205


Condensed Consolidated Statement of Cash Flows for the three months ended
-------------------------------------------------------------------------
March 31, 2005
--------------

                                                     As previously
                                                     -------------
                                                        reported          Adjustment        As restated
                                                        --------          ----------        -----------
Cash flows from operating activities:
     Net cash provided by operating activities          $   2,237         $     697           $  2,934
Cash flows from investing activities:
     Net cash used in investing activities              $ (12,611)        $   7,928           $ (4,683)
Net decrease in cash and cash equivalents               $ (10,613)        $   8,625           $ (1,988)
Cash and cash equivalents, beginning of year            $  89,473         $ (54,678)          $ 34,795
Cash and cash equivalents, end of period                $  78,860         $ (46,053)          $ 32,807

Condensed Consolidated Statement of Cash Flows for the three months ended
-------------------------------------------------------------------------
March 31, 2004
--------------
                                                     As previously
                                                     -------------
                                                        reported          Adjustment        As restated
                                                        --------          ----------        -----------
Cash flows from operating activities:
     Net cash provided by operating activities          $   2,575         $     260           $  2,835
Cash flows from investing activities:
     Net cash used in investing activities              $ (48,209)        $  37,458           $(10,751)
Net decrease in cash and cash equivalents               $ (45,233)        $  37,718           $ (7,515)
Cash and cash equivalents, beginning of year            $ 119,486         $ (95,526)          $ 23,960
Cash and cash equivalents, end of period                $  74,253         $ (57,808)          $ 16,445


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

     The Company's net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each year is as follows (in thousands except per share data:

                                                         Three months ended
                                                              March 31,
                                                         2005           2004

     Net income as reported                         $    4,003     $    6,619
     Stock-based employee compensation cost
     included in net income as reported, net
     of related tax effects                         $      557     $      612
     Stock-based employee compensation cost
     determined using the fair value based
     method, net of related tax effects             $    1,042     $    1,154
     Pro forma net income                           $    3,518     $    6,077

     Earnings per share:
        Basic - as reported                         $     0.19     $     0.31
        Basic - pro forma                           $     0.17     $     0.29

        Diluted - as reported                       $     0.19     $     0.29
        Diluted - pro forma                         $     0.17     $     0.27

4.   SUPPLEMENTAL CASH FLOW INFORMATION (in thousands):

                                                         Three months ended
                                                              March 31,
                                                         2005           2004
     Noncash investing and financing activities:
       Common stock contributed to 401(k) Plan      $    2,729     $    2,723
       Property, plant and equipment purchases
         included in accounts payable               $    1,533     $      264

5.   SHORT-TERM INVESTMENTS

     Short-term investments at March 31, 2005 and December 31, 2004 consisted of the following (in thousands):


                                                                        As of March 31, 2005
                                                                     Gross          Gross
                                                                   unrealized     unrealized   Estimated fair
                                                       Cost           gains          losses         value
     Available-for-sale:
     Equity Securities                             $         276  $           -  $         (81) $         195
     Auction Rate Securities                              46,053              -              -         46,053
                                                    -------------  -------------  -------------  -------------
       Total available for sale securities                46,329              -            (81)        46,248

     Held-to-maturity:
     Municipal Bonds(1)                                    6,681              -            (13)         6,668
                                                    -------------  -------------  -------------  -------------
     Short-term investments                        $      53,010  $           -  $         (94) $      52,916
                                                    =============  =============  =============  =============

     (1)  The municipal bonds have maturity dates ranging from April 2005 to September 2005.


                                                                        As of December 31, 2004
                                                                     Gross          Gross
                                                                   unrealized     unrealized   Estimated fair
                                                       Cost           gains          losses         value
     Available-for-sale:
     Equity Securities                             $         276  $           -  $         (18) $         258
     Auction Rate Securities                              54,678              -              -         54,678
                                                    -------------  -------------  -------------  -------------
       Total available for sale securities                54,954              -            (18)        54,936

     Held-to-maturity:
     Municipal Bonds                                       2,501              1              -          2,502
                                                    -------------  -------------  -------------  -------------
     Short-term investments                        $      57,455  $           1  $         (18) $      57,438
                                                    =============  =============  =============  =============


6.   INVENTORIES

     Inventories comprised the following (in thousands):

                                                March 31,        December 31,
                                                 2005               2004

     Raw materials                           $     14,441       $     14,053
     Work-in-process                               10,609             11,275
     Finished goods                                 7,227              8,699
                                             -------------      -------------
     Total                                   $     32,277       $     34,027
                                             =============      =============

7.   INTANGIBLE ASSETS

     Intangible assets comprised the following (in thousands):

                                                          As of March 31, 2005
                                               Gross carrying  Accumulated    Net carrying
                                                   amount      amortization      Amount
Amortizing intangible assets:
   Patented technology                        $      21,462  $     (10,537) $      10,925
   Unpatented technology                             30,886         (7,082)        23,804
   Other                                              1,340         (1,300)            40
                                               -------------  -------------  -------------
                                                     53,688        (18,919)        34,769
Non-amortizing intangible assets:
   Trademark and names                               31,420         (3,168)        28,252
                                               -------------  -------------  -------------
Total intangible assets                       $      85,108  $     (22,087) $      63,021
                                               =============  =============  =============

                                                          As of December 31, 2004
                                               Gross carrying  Accumulated    Net carrying
                                                   amount      amortization      Amount
Amortizing intangible assets:
   Patented technology                        $      21,462  $     (10,137) $      11,325
   Unpatented technology                             30,886         (6,525)        24,361
   Other                                              1,340         (1,294)            46
                                               -------------  -------------  -------------
                                                     53,688        (17,956)        35,732
Non-amortizing intangible assets:
   Trademark and names                               31,420         (3,168)        28,252
                                               -------------  -------------  -------------
Total intangible assets                       $      85,108  $     (21,124) $      63,984
                                               =============  =============  =============

     Aggregate amortization expense for first quarter 2005 and 2004 was $1.0 million and $0.8 million, respectively. Annual amortization expense is estimated to be $2.9 million for the remainder of 2005, $3.8 million for 2006 to 2008, $3.2 million for 2009, and $2.7 million for 2010.

8.   DEBT

     Long-term debt comprised the following (in thousands):


                                                               March 31,          December 31,
                                                                 2005                 2004
     2.25% convertible subordinated notes, due 2013          $    170,000         $    170,000
     Capital lease obligations                                      1,298                1,652
                                                             -------------        -------------
                                                                  171,298              171,652
     Less current portion                                            (890)              (1,000)
                                                             -------------        -------------
     Total long-term debt                                    $    170,408         $    170,652
                                                             =============        =============


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

9.   EARNINGS PER SHARE

     The following table reflects the calculation of basic and diluted earnings per share (in thousands, except per share amounts):


                                                                     Three months ended
                                                                           March 31,
                                                                   2005              2004
                                                              ---------------   ---------------
     Numerator for basic earnings per share:
         Income from continuing operations                   $         4,003   $         6,619
     Effect of dilutive securities:
     Interest expense on convertible notes and related
      deferred financing fees, net of tax                                  -               768
                                                              ---------------   ---------------
     Numerator for diluted earnings per share                $         4,003   $         7,387
                                                              ===============   ===============

     Denominator for basic earnings per share:
     Weighted average shares outstanding                              21,473            21,281
     Effect of dilutive securities:
     Convertible notes                                                     -             4,219
     Stock options and unvested restricted stock                         110               411
                                                              ---------------   ---------------
     Dilutive potential common shares                                    110             4,630
                                                              ---------------   ---------------
     Denominator for diluted earnings per share                       21,583            25,911
                                                              ===============   ===============

     Basic earnings per share                                $          0.19   $          0.31
                                                              ===============   ===============
     Diluted earnings per share                              $          0.19   $          0.29
                                                              ===============   ===============


10.  COMPREHENSIVE INCOME

     For first quarter 2004, the Company's only component of comprehensive income is its net income. For first quarter 2005, the Company's comprehensive income includes net income and an unrealized loss on available-for-sale securities.

11.  COMMITMENTS AND CONTINGENCIES

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

     Product Warranties - The change in aggregate product warranty liability for the quarter ended March 31, 2005, is as follows (in thousands):

     Beginning balance                                            $     926
     Additions to warranty reserve                                       25
     Warranty claims paid                                                (3)
                                                                  ---------
     Ending balance                                               $     948
                                                                  =========

     Capital Expenditures - During 2004, the Company commenced the build out of its medical battery and capacitor manufacturing facility in Alden, NY and its value-add manufacturing facility in Tijuana, Mexico. These facilities will enable the Company to further consolidate its operations and implement state of the art manufacturing capabilities at both locations. The total contractual obligation for construction of these facilities at March 31, 2005 is $6.0 million and will be financed by existing or internally generated cash.

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

     An analysis and reconciliation of the Company's business segment information to the respective information in the condensed consolidated financial statements is as follows (in thousands):


                                                         Three months ended
                                                             March 31,
     Sales:                                              2005            2004
        IMC
          ICD batteries                           $        10,751 $         9,420
          Pacemaker and other batteries                     5,255           5,694
          ICD Capacitors                                    4,297           8,408
          Feedthroughs                                     13,682          13,727
          Enclosures                                        6,547           5,397
          Other                                             7,333           5,632
                                                   --------------- ---------------
       Total IMC                                           47,865          48,278
       ECP                                                  8,493           7,247
                                                   --------------- ---------------
       Total sales                                $        56,358 $        55,525
                                                   =============== ===============

     Segment income from operations:
       IMC                                        $         7,877 $        10,822
       ECP                                                  1,880           2,295
                                                   --------------- ---------------
       Total segment income from operations                 9,757          13,117
       Unallocated operating expenses                      (3,483)         (2,744)
                                                   --------------- ---------------
       Operating income as reported                         6,274          10,373
       Unallocated other income and expense                  (556)           (849)
                                                   --------------- ---------------
       Income before income taxes as reported     $         5,718 $         9,524
                                                   =============== ===============


     The carrying amount of goodwill at December 31, 2004 and March 31, 2005 is as follows:

          IMC            ECP         Total
     $   152,473    $     2,566   $   155,039
     ===========    ===========   ===========

13.  OTHER OPERATING EXPENSE

     During first quarter 2005, the following non-recurring charges were recorded in other operating expense in the Company's Condensed Consolidated Statement of Operations.

     Severance charges. The Company implemented a 4% workforce reduction as a continuation of cost containment efforts initiated mid-year 2004, which resulted in a severance charge of $1.5 million during the quarter.

     Accrued liabilities at March 31, 2005 related to the severance charges comprised the following (in thousands):


                                        IMC          ECP        Corporate       Total
     Severance charges               $    860      $    210     $    430      $  1,500
     Cash payments                       (464)          (73)        (296)         (833)
                                     --------      --------     --------      --------
     Balance, March 31, 2005         $    396      $    137     $    134      $    667
                                     ========      ========     ========      ========


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

     Accrued liabilities at March 31, 2005 related to the Carson City facility shutdown comprised the following (in thousands):


                                Severance and    Accelerated
                                  retention      Depreciation      Other          Total
     Restructuring charges      $         145  $          50  $           -  $         195
     Write-offs                             -            (50)             -            (50)
                                 -------------  -------------  -------------  -------------
     Balance, March 31, 2005    $         145  $           -  $           -  $         145
                                 =============  =============  =============  =============


     As of the end of the first quarter of 2005, no expenses have been recorded related to the Tijuana facility consolidation other than the cost related to the Carson City shutdown described above.


14.  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The condensed consolidated financial statements in Item 1 have been restated as described in Note 2. -Restatements and the following discussion, analysis and financial information herein have been revised to reflect the effects of the restatements.

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

The commentary that follows should be read in conjunction with our condensed consolidated financial statements and related notes and with the Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K/A for the fiscal year ended December 31, 2004.

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

Results of Operation and Financial Condition


                                                                       Three months
                                                                       ended March 31,            $              %
In thousands, except per share data                                   2005           2004       Change         Change
------------------------------------------------------------------------------------------------------------------------
IMC
     ICD batteries                                           $      10,751  $       9,420          1,331             14%
     Pacemaker and other batteries                                   5,255          5,694           (439)            -8%
     ICD Capacitors                                                  4,297          8,408         (4,111)           -49%
     Feedthroughs                                                   13,682         13,727            (45)             0%
     Enclosures                                                      6,547          5,397          1,150             21%
     Other                                                           7,333          5,632          1,701             30%
                                                            ------------------------------------------------------------
Total IMC                                                           47,865         48,278           (413)            -1%
ECP                                                                  8,493          7,247          1,246             17%
                                                            ------------------------------------------------------------
Total sales                                                         56,358         55,525            833              2%
Cost of sales                                                       35,571         32,350          3,221             10%
                                                            ------------------------------------------------------------
Gross profit                                                        20,787         23,175         (2,388)           -10%
Gross margin                                                          36.9%          41.7%                         -4.8%

Selling, general, and administrative expenses (SG&A)                 6,766          6,925           (159)            -2%
SG&A as a % of sales                                                  12.0%          12.5%                         -0.5%

Research, development and engineering costs, net (RD&E)              4,401          4,881           (480)           -10%
RD&E as a % of sales                                                   7.8%           8.8%                         -1.0%

Intangible amortization                                                958            775            183             24%
Other operating expense, net                                         2,388            221          2,167            981%
                                                            ------------------------------------------------------------
Operating income                                                     6,274         10,373         (4,099)           -40%
Operating margin                                                      11.1%          18.7%                          7.6%

Interest expense                                                     1,131          1,160            (29)            -3%
Interest income                                                       (575)          (313)          (262)            84%
Other expense (income), net                                              -              2             (2)          -100%
Provision for income taxes                                           1,715          2,905         (1,190)           -41%
Effective tax rate                                                    30.0%          30.5%                         -0.5%

                                                            ------------------------------------------------------------
Net income                                                   $       4,003  $       6,619  $      (2,616)           -40%
                                                            ============================================================
Net margin                                                             7.1%          11.9%                         -4.8%
Diluted earnings per share                                   $        0.19  $        0.29  $       (0.10)           -34%


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

Approximately $4.5 million of short-term investments were sold during the quarter, net of purchases.

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

Forward-Looking Statements

Some of the statements contained in this Quarterly Report on Form 10-Q/A and other written and oral statements made from time to time by us and our representatives, are not statements of historical or current fact. As such, they are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations, which are subject to known and unknown risks, uncertainties and assumptions. They include statements relating to:

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

     As a result of the restatement of the Company's consolidated balance sheet and consolidated statement of cash flows as of December 31, 2004 as described in Amendment 1 to Form 10-K for the year ended December 31, 2004, the Company's management, including the principal executive officer and principal financial officer, have concluded that there was a material weakness in internal control over financial reporting. Specifically, the Company's review of the financial statements utilizing a financial statement presentation and disclosure checklist to ensure that the financial statements were fairly presented in accordance with generally accepted accounting principles did not operate effectively as it relates to the misstatements identified above. Solely as a result of this material weakness, our Management has revised its earlier assessment and has now concluded that our internal control over financial reporting was not effective as of March 31, 2005.

b.   Changes in Internal Control Over Financial Reporting.
     -----------------------------------------------------

     Since December 31, 2004, except as disclosed below, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

          2. Establishing formal quarterly disclosure meetings which will include our third party tax advisors to review significant transactions during the period as well as to review and discuss new accounting presentation and disclosure guidelines. Our outside accountants, although not part of our control structure, will participate in these meetings.

          3. Enhancing our financial reporting practices to include the use of multiple third-party financial reporting technical alerts that we utilize to evaluate our accounting policies and financial statement disclosures.

     While we have not completed all of our Sarbanes-Oxley testing for 2005, we believe that after putting into effect the remedial actions described above, our Company's system of internal controls over financial reporting is effective, which should enable us to arrive at the 2005 assessment that our system of internal controls over financial reporting are adequate and operating effectively.

     PART II - OTHER INFORMATION

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


                                   By /s/ Thomas J. Mazza
                                      ------------------------------------------
                                      Thomas J. Mazza
                                      Senior Vice President and
                                      Chief Financial Officer
                                      (Principal Financial Officer)


                                   By /s/ Marco F. Benedetti
                                      ------------------------------------------
                                      Marco F. Benedetti
                                      Corporate Controller
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