Form 10-Q/A
period 2005-07-01
GREATBATCH, INC.
filed 2005-12-16
CIK 1114483

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

                                EXPLANATORY NOTE

Greatbatch, Inc. (the "Company") is filing this Amendment No. 1 on Form 10-Q/A to amend its Form 10-Q for the three months ended June 30, 2005 as filed with the Securities and Exchange Commission on August 10, 2005 (the "Original Filing") to (i) revise Part I, Item 1, Item 2, and Item 4, and Part II, Item 6 to reflect the restatement of its condensed consolidated balance sheet and condensed consolidated statement of cash flows to correct the classification of auction rate securities which were previously classified as cash and cash equivalents, to restate its consolidated statements of cash flows for the impact of changes in accounts payable related to the acquisition of property, plant and equipment, and to account for a deferred tax asset related to net operating losses acquired in the Company's acquisition of NanoGram Devices Corporation in 2004, and (ii) present revised exhibits 31.1, 31.2 and 32.1.

Except for the amendments set forth in this Amendment No. 1, the Original Filing is not being modified or amended in any way, and the disclosures contained in the Original Filing are not being updated herein.

                                GREATBATCH, INC.
                        TABLE OF CONTENTS FOR FORM 10-Q/A
           AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005
                                                                            Page

COVER PAGE                                                                    1

TABLE OF CONTENTS                                                             3

PART I - FINANCIAL INFORMATION (unaudited)

ITEM 1. Condensed Consolidated Financial Statements

        Condensed Consolidated Balance Sheet (As restated)                    4

        Condensed Consolidated Statement of Operations and Comprehensive
        Income                                                                5

        Condensed Consolidated Statement of Cash Flows (As restated)          6

        Notes to Condensed Consolidated Financial Statements (As restated)    7

ITEM 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                21

ITEM 4. Controls and Procedures                                              34

PART II - OTHER INFORMATION

ITEM 6. Exhibits                                                             36

SIGNATURES                                                                   37

EXHIBIT INDEX                                                                38

PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                GREATBATCH, INC.
                CONDENSED CONSOLIDATED BALANCE SHEET - Unaudited
                                 (IN THOUSANDS)
--------------------------------------------------------------------------------
ASSETS                                                  June 30,    December 31,
                                                         2005(1)       2004(1)
Current assets:
  Cash and cash equivalents                            $  25,721    $    34,795
  Short-term investments                                  62,422         57,437
  Accounts receivable, net                                35,515         24,288
  Inventories                                             33,672         34,027
  Refundable income taxes                                  3,783          3,673
  Deferred income taxes                                    3,622          3,622
  Prepaid expenses and other current assets                6,094          4,637
                                                       ----------   ------------
      Total current assets                               170,829        162,479

Property, plant, and equipment, net                      100,901         92,210
Intangible assets, net                                    62,058         63,984
Goodwill                                                 155,039        155,039
Other assets                                               4,496          4,493
                                                       ----------   ------------
Total assets                                           $ 493,323    $   478,205
                                                       ==========   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                         7,850          8,971
  Accrued expenses and other current liabilities          18,703         18,109
  Current portion of long-term debt                        1,001          1,000
                                                       ----------   ------------
      Total current liabilities                           27,554         28,080

Long-term debt, net of current portion                        58            652
Convertible subordinated notes                           170,000        170,000
Deferred income taxes                                     27,222         23,296
                                                       ----------   ------------
      Total liabilities                                  224,834        222,028
                                                       ----------   ------------

Stockholders' equity:
  Preferred stock                                              -              -
  Common stock                                                21             21
  Additional paid-in capital                             215,912        212,131
  Deferred stock-based compensation                       (1,579)          (833)
  Treasury stock, at cost                                      -            (95)
  Retained earnings                                       54,254         44,971
  Accumulated other comprehensive loss                      (119)           (18)
                                                       ----------   ------------
      Total stockholders' equity                         268,489        256,177
                                                       ----------   ------------
Total liabilities and stockholders' equity             $ 493,323    $   478,205
                                                       ==========   ============

(1)  As restated, see Note 2.

The accompanying notes are an integral part of these condensed consolidated financial statements

                                GREATBATCH, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      AND COMPREHENSIVE INCOME - Unaudited
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
-------------------------------------------------------------------------------------------------------

                                                            Three months ended      Six months ended
                                                                 June 30,               June 30,
                                                             2005       2004        2005        2004

Sales                                                      $ 63,524   $ 52,942   $ 119,882   $ 108,467
Cost of sales                                                38,405     29,124      73,976      61,474
                                                           ---------  ---------  ----------  ----------
Gross profit                                                 25,119     23,818      45,906      46,993
Selling, general and administrative expenses                  8,481      6,389      15,247      13,314
Research, development and engineering costs, net              3,657      5,688       8,058      10,569
Amortization of intangible assets                               958      1,076       1,916       1,851
Other operating expense, net                                  4,001      2,957       6,389       3,178
                                                           ---------  ---------  ----------  ----------
  Operating income                                            8,022      7,708      14,296      18,081
Interest expense                                              1,191      1,144       2,322       2,304
Interest income                                                (652)      (245)     (1,227)       (558)
Other expense, net                                              (60)        (2)        (60)          -
                                                           ---------  ---------  ----------  ----------
  Income before provision for income taxes                    7,543      6,811      13,261      16,335
Provision for income taxes                                    2,263      2,078       3,978       4,983
                                                           ---------  ---------  ----------  ----------
  Net income                                               $  5,280   $  4,733   $   9,283   $  11,352
                                                           =========  =========  ==========  ==========

Earnings per share:
  Basic                                                    $   0.24   $   0.22   $    0.43   $    0.53
  Diluted                                                  $   0.23   $   0.21   $    0.42   $    0.50

Weighted average shares outstanding:
  Basic                                                      21,581     21,366      21,527      21,323
  Diluted                                                    26,061     25,715      25,862      25,781

Comprehensive income:
  Net income                                               $  5,280   $  4,733   $   9,283   $  11,352
  Net unrealized loss on available for sale
   securities, net of deferred income tax benefits of $21
   and $44 in the three and six month periods in 2005,
   respectively                                                 (61)         -        (101)          -
                                                           ---------  ---------  ----------  ----------
  Comprehensive income                                     $  5,219   $  4,733   $   9,182   $  11,352
                                                           =========  =========  ==========  ==========

The accompanying notes are an integral part of these condensed consolidated financial statements

                                GREATBATCH, INC.
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS - Unaudited
                                 (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                             Six months ended
                                                                 June 30,
                                                           2005(1)      2004(1)

Cash flows from operating activities:
  Net income                                             $   9,283    $  11,352
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization                            8,744        7,253
    Stock-based compensation                                 1,448        1,511
    Deferred income taxes                                    3,926        3,540
    Loss on disposal of assets                               1,489          115
  Changes in operating assets and liabilities:
    Accounts receivable                                    (11,227)      (5,628)
    Inventories                                                355       (4,391)
    Prepaid expenses and other current assets               (2,007)       1,164
    Accounts payable                                           115          725
    Accrued expenses and other current liabilities           1,945       (2,915)
    Income taxes                                               (88)      (1,502)
                                                         ----------   ----------
      Net cash provided by operating activities             13,983       11,224
                                                         ----------   ----------

Cash flows from investing activities:
  Short-term investments
    Purchases                                              (38,990)     (67,875)
    Proceeds from dispositions                              34,005      110,584
  Acquisition of property, plant and equipment             (17,281)     (14,475)
  Proceeds from sale of assets                                  23           64
  (Increase) decrease in other assets                         (256)          37
  Acquisition of subsidiary, net                                 -      (45,604)
                                                         ----------   ----------
      Net cash used in investing activities                (22,499)     (17,269)
                                                         ----------   ----------

Cash flows from financing activities:
  Principal payments of long-term debt                        (593)        (663)
  Payment of debt issue costs                                 (213)           -
  Issuance of common stock                                     248        1,114
  Issuance of treasury stock                                     -          179
                                                         ----------   ----------
      Net cash (used in) provided by financing activities     (558)         630
                                                         ----------   ----------
Net decrease in cash and cash equivalents                   (9,074)      (5,415)
Cash and cash equivalents, beginning of year                34,795       23,960
                                                         ----------   ----------
Cash and cash equivalents, end of period                 $  25,721    $  18,545
                                                         ==========   ==========

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


2.   RESTATEMENTS

     Subsequent to the original filing of the Company's Form 10-Q for the three and six months ended June 30, 2005, the Company concluded that its condensed consolidated financial statements should be restated to change the classification of auction rate securities from cash and cash equivalents to short-term investments. Auction rate securities are securities that have stated maturities beyond three months, but are priced and traded as short-term investments due to the liquidity provided through the auction mechanism that generally resets interest rates every 7 to 35 days. Although management had determined the risk of failure of an auction process to be remote, the definition of a cash equivalent in Statement of Financial Accounting Standards (SFAS) No. 95, Statement of Cash Flows, requires reclassification to short-term investments. The condensed consolidated balance sheets as of June 30, 2005 and December 31, 2004, and condensed consolidated statements of cash flows for the three and six months ended June 30, 2005 and 2004, have been restated in order to conform to this change in classification. Due to the short-term nature of the interest rate resets, the fair market value of the auction rate securities approximates their recorded value.

     The Company has also restated its condensed consolidated statement of cash flows for the periods ended June 30, 2005 and 2004 to reflect the impact of changes in accounts payable related to the acquisition of property, plant and equipment as a non-cash activity as required under SFAS No. 95.

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

     The restatements have been made to the Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Cash Flows as follows:

Condensed Consolidated Balance Sheet as of
------------------------------------------
June 30, 2005
-------------
                                           As previously
                                           -------------
                                              reported   Adjustment  As restated
                                           ------------- ----------  -----------
Current assets:
 Cash and cash equivalents                   $  83,036   $ (57,315)   $  25,721
 Short-term investments                      $   5,107   $  57,315    $  62,422
Goodwill                                     $ 156,772   $  (1,733)   $ 155,039
Total assets                                 $ 495,056   $  (1,733)   $ 493,323

Long term liabilities
 Deferred income taxes                       $  28,955   $  (1,733)   $  27,222
Total liabilities                            $ 226,567   $  (1,733)   $ 224,834
Total liabilities and stockholders' equity   $ 495,056   $  (1,733)   $ 493,323

Condensed Consolidated Balance Sheet as of
------------------------------------------
December 31, 2004
-----------------
                                           As previously
                                           -------------
                                              reported   Adjustment  As restated
                                           ------------- ----------  -----------
Current assets:
 Cash and cash equivalents                   $  89,473   $ (54,678)   $  34,795
 Short-term investments                      $   2,759   $  54,678    $  57,437
Goodwill                                     $ 156,772   $  (1,733)   $ 155,039
Total assets                                 $ 479,938   $  (1,733)   $ 478,205

Long term liabilities
 Deferred income taxes                       $  25,029   $  (1,733)   $  23,296
Total liabilities                            $ 223,761   $  (1,733)   $ 222,028
Total liabilities and stockholders' equity   $ 479,938   $  (1,733)   $ 478,205

Condensed Consolidated Statement of Cash Flows for the three months ended
-------------------------------------------------------------------------
June 30, 2005
-------------
                                           As previously
                                           -------------
                                              reported   Adjustment  As restated
                                           ------------- ----------  -----------
Cash flows from operating activities:
 Net cash provided by operating activities   $  12,747   $   1,236    $  13,983
Cash flows from investing activities:
 Net cash used in investing activities       $ (18,626)  $  (3,873)   $ (22,499)
Net decrease in cash and cash equivalents    $  (6,437)  $  (2,637)   $  (9,074)
Cash and cash equivalents, beginning of year $  89,473   $ (54,678)   $  34,795
Cash and cash equivalents, end of period     $  83,036   $ (57,315)   $  25,721

Condensed Consolidated Statement of Cash Flows for the three months ended
-------------------------------------------------------------------------
June 30, 2004
-------------
                                           As previously
                                           -------------
                                              reported   Adjustment  As restated
                                           ------------- ----------  -----------
Cash flows from operating activities:
 Net cash provided by operating activities   $  11,932   $    (708)   $  11,224
Cash flows from investing activities:
 Net cash used in investing activities       $ (52,197)  $  34,928    $ (17,269)
Net decrease in cash and cash equivalents    $ (39,635)  $  34,220    $  (5,415)
Cash and cash equivalents, beginning of year $ 119,486   $ (95,526)   $  23,960
Cash and cash equivalents, end of period     $  79,851   $ (61,306)   $  18,545


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

                                                 Three months      Six months
                                                     ended            ended
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

     The Company's net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period is as follows (in thousands except per share data):

                                                Three months       Six months
                                                   ended             ended
                                                  June 30,          June 30,
                                               2005     2004     2005      2004

     Net income as reported                  $ 5,280  $ 4,733  $ 9,283  $ 11,352
     Stock-based employee compensation cost
      included in net income as reported, net
      of related tax effects                 $   457  $   438  $ 1,014  $  1,050
     Stock-based employee compensation cost
      determined using the fair value based
      method, net of related tax effects     $   976  $   968  $ 2,019  $  2,104
     Pro forma net income                    $ 4,761  $ 4,203  $ 8,278  $ 10,298

     Earnings per share:
       Basic - as reported                   $  0.24  $  0.22  $  0.43  $   0.53
       Basic - pro forma                     $  0.22  $  0.20  $  0.38  $   0.48

       Diluted - as reported                 $  0.23  $  0.21  $  0.42  $   0.52
       Diluted - pro forma                   $  0.21  $  0.19  $  0.38  $   0.48

4.   SUPPLEMENTAL CASH FLOW INFORMATION (in thousands):

                                                                Six months ended
                                                                     June 30,
                                                                 2005     2004
     Noncash investing and financing activities:
     Acquisition of property utilizing capital leases          $     -  $ 1,007
     Common stock contributed to 401(k) Plan                   $ 2,729  $ 2,723
     Property, plant and equipment purchases included in
      accounts payable                                         $   994  $ 1,232

5.   SHORT-TERM INVESTMENTS

     Short-term investments at June 30, 2005 and December 31, 2004 consisted of the following (in thousands):

                                                      As of June 30, 2005

                                                       Gross       Gross     Estimated
                                                     unrealized  unrealized    fair
                                             Cost      gains       losses      value

     Available-for-sale:
     Equity Securities                     $    276  $       -   $     (81)  $    195
     Auction Rate Securities                 55,546          -           -     55,546
                                           --------- ----------  ----------  ---------
       Total available for sale securities   55,822          -         (81)    55,741

     Held-to-maturity:
     Municipal Bonds (1)                      6,681          -         (13)     6,668
                                           --------- ----------  ----------  ---------
     Short-term investments                $ 62,503  $       -   $     (94)  $ 62,409
                                           ========= ==========  ==========  =========

(1)  The municipal bonds have maturity dates ranging from July 2005 to November
     2005.

                                                     As of December 31, 2004

                                                       Gross       Gross     Estimated
                                                     unrealized  unrealized    fair
                                             Cost      gains       losses      value

     Available-for-sale:
     Equity Securities                     $    276  $       -   $     (18)  $    258
     Auction Rate Securities                 54,678          -           -     54,678
                                           --------- ----------  ----------  ---------
       Total available for sale securities   54,954          -         (18)    54,936

     Held-to-maturity:
     Municipal Bonds                          2,501          1           -      2,502
                                           --------- ----------  ----------  ---------
     Short-term investments                $ 57,455  $       1   $     (18)  $ 57,438
                                           ========= ==========  ==========  =========

6.   INVENTORIES

     Inventories comprised the following (in thousands):

                                                         June 30,   December 31,
                                                          2005          2004

     Raw materials                                      $ 16,527    $    14,053
     Work-in-process                                      10,328         11,275
     Finished goods                                        6,817          8,699
                                                        ---------   ------------
     Total                                              $ 33,672    $    34,027
                                                        =========   ============


7.   INTANGIBLE ASSETS

     Intangible assets comprised the following (in thousands):
                                                      As of June 30, 2005
                                                Gross                     Net
                                               carrying   Accumulated   carrying
                                                amount    amortization   Amount
     Amortizing intangible assets:
      Patented technology                      $ 21,462    $ (10,938)  $ 10,524
      Unpatented technology                      30,886       (7,638)    23,248
      Other                                       1,340       (1,306)        34
                                               ---------   ----------  ---------
                                                 53,688      (19,882)    33,806
     Non-amortizing intangible assets:
      Trademark and names                        31,420       (3,168)    28,252
                                               ---------   ----------  ---------
     Total intangible assets                   $ 85,108    $ (23,050)  $ 62,058
                                               =========   ==========  =========

                                                     As of December 31, 2004
                                                Gross                     Net
                                               carrying   Accumulated   carrying
                                                amount    amortization   Amount
     Amortizing intangible assets:
      Patented technology                      $ 21,462    $ (10,137)  $ 11,325
      Unpatented technology                      30,886       (6,525)    24,361
      Other                                       1,340       (1,294)        46
                                               ---------   ----------  ---------
                                                 53,688      (17,956)    35,732
     Non-amortizing intangible assets:
      Trademark and names                        31,420       (3,168)    28,252
                                               ---------   ----------  ---------
     Total intangible assets                   $ 85,108    $ (21,124)  $ 63,984
                                               =========   ==========  =========


     Aggregate amortization expense for second quarter 2005 and 2004 was $1.0 million and $1.1 million, respectively. Aggregate amortization expense for the six months ended June 30, 2005 and 2004 was $1.9 million. Annual amortization expense is estimated to be $1.9 million for the remainder of 2005, $3.8 million for 2006 to 2008, $3.2 million for 2009, and $2.7 million for 2010.

8.   DEBT

     Long-term debt comprised the following (in thousands):

                                                         June 30,   December 31,
                                                           2005         2004

     2.25% convertible subordinated notes, due 2013     $ 170,000   $   170,000
     Capital lease obligations                              1,059         1,652
                                                        ----------  ------------
                                                          171,059       171,652
     Less current portion                                  (1,001)       (1,000)
                                                        ----------  ------------
     Total long-term debt                               $ 170,058   $   170,652
                                                        ==========  ============

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

9.   EARNINGS PER SHARE

     The following table reflects the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                     Three months ended     Six months ended
                                                          June 30,               June 30,
                                                       2005       2004       2005       2004
                                                    ---------  ---------  ---------  ---------
     Numerator for basic earnings per share:
       Income from continuing operations            $  5,280   $  4,733   $  9,283   $ 11,352
     Effect of dilutive securities:
       Interest expense on convertible notes and
       related deferred financing fees, net of tax       783        769      1,565      1,537
                                                    ---------  ---------  ---------  ---------
     Numerator for diluted earnings per share       $  6,063   $  5,502   $ 10,848   $ 12,889
                                                    =========  =========  =========  =========

     Denominator for basic earnings per share:
       Weighted average shares outstanding            21,581     21,366     21,527     21,323
     Effect of dilutive securities:
       Convertible notes                               4,219      4,219      4,219      4,219
       Stock options and unvested restricted stock       261        130        116        239
                                                    ---------  ---------  ---------  ---------
     Dilutive potential common shares                  4,480      4,349      4,335      4,458
                                                    ---------  ---------  ---------  ---------
     Denominator for diluted earnings per share       26,061     25,715     25,862     25,781
                                                    =========  =========  =========  =========

     Basic earnings per share                       $   0.24   $   0.22   $   0.43   $   0.53
                                                    =========  =========  =========  =========
     Diluted earnings per share                     $   0.23   $   0.21   $   0.42   $   0.50
                                                    =========  =========  =========  =========

10.  COMPREHENSIVE INCOME

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

     Product Warranties - The change in aggregate product warranty liability for the quarter ended June 30, 2005, is as follows (in thousands):

     Beginning balance                                              $   948
     Additions to warranty reserve                                      374
     Warranty claims paid                                               (57)
                                                                    --------
     Ending balance                                                 $ 1,265
                                                                    ========

     Capital Expenditures - During 2004, the Company commenced the build out of its medical battery and capacitor manufacturing facility in Alden, NY and its value-add manufacturing facility in Tijuana, Mexico. These facilities will enable the Company to further consolidate its operations and implement state of the art manufacturing capabilities at both locations. The total contractual obligation for construction of these facilities at June 30, 2005 is $4.4 million and will be financed by existing or internally generated cash.


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

     An analysis and reconciliation of the Company's business segment information to the respective information in the condensed consolidated financial statements is as follows (in thousands):

                                                Three months ended      Six months ended
                                                     June 30,               June 30,
     Sales:                                      2005       2004        2005        2004
      IMC
       ICD batteries                           $ 12,608   $ 10,119   $  23,234   $  19,539
       Pacemaker and other batteries              6,315      5,361      11,695      11,050
       ICD Capacitors                             5,954      6,239      10,251      14,647
       Feedthroughs                              15,859     12,261      29,541      26,016
       Enclosures                                 6,019      5,142      12,566      10,539
       Other                                      8,031      7,077      15,363      12,686
                                               ---------  ---------  ----------  ----------
      Total IMC                                  54,786     46,199     102,650      94,477
      ECP                                         8,738      6,743      17,232      13,990
                                               ---------  ---------  ----------  ----------
      Total sales                              $ 63,524   $ 52,942   $ 119,882   $ 108,467
                                               =========  =========  ==========  ==========

     Segment income from operations:
      IMC                                      $  9,481   $  8,396   $  17,361   $  19,218
      ECP                                         2,430      1,608       4,308       3,903
                                               ---------  ---------  ----------  ----------
      Total segment income from operations       11,911     10,004      21,669      23,121
      Unallocated operating expenses             (3,889)    (2,296)     (7,373)     (5,040)
                                               ---------  ---------  ----------  ----------
      Operating income as reported                8,022      7,708      14,296      18,081
      Unallocated other income and expense         (479)      (897)     (1,035)     (1,746)
                                               ---------  ---------  ----------  ----------
      Income before income taxes as reported   $  7,543   $  6,811   $  13,261   $  16,335
                                               =========  =========  ==========  ==========

     The carrying amount of goodwill at December 31, 2004 and June 30, 2005 is as follows
     (in thousands):
        IMC          ECP         Total
     $ 152,473     $ 2,566     $ 155,039
     ==========    ========    ==========

13.  OTHER OPERATING EXPENSE

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

     Accrued liabilities at June 30, 2005 related to the severance charges comprised the following (in thousands):


                                IMC           ECP     CORPORATE      TOTAL
     Severance charges         $ 860         $ 210        $ 430     $ 1,500
     Cash payments              (794)         (128)        (367)     (1,289)
                               -----         -----        -----     -------
     Balance, June 30, 2005    $ 66          $  82        $  63     $   211

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

     Accrued liabilities at June 30, 2005 related to the Alden Facility consolidation comprised the following (in thousands):

                                  Production
                                Inefficiencies                          Moving and
                               and Revalidation          Training     Facility Closures   Infrastructure     Total
                               -----------------         ---------    -----------------   --------------     -----
     Restructuring charges           $ 135                $  15           $ 517               $ 188          $ 855
     Cash payments                    (120)                 (15)           (130)               (168)          (433)
     Write-offs                         --                   --            (167)                 --           (167)
                                     -----                -----           -----               -----          -----
     Balance, June 30, 2005          $  15                $  --           $ 220               $  20          $ 255
                                     =====                =====           =====               =====          =====

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

     Accrued liabilities at June 30, 2005 related to the Carson City Facility shutdown comprised the following (in thousands):

                             Severance          Accelerated
                             and retention      Depreciation     Other     Total
                             -------------      ------------     -----     -----
     Restructuring charges     $ 620               $ 200         $  12     $ 832
     Cash payments                --                  --           (12)      (12)
     Write-offs                   --                (200)           --      (200)
                               -----               -----         -----     -----
     Balance, June 30, 2005    $ 620               $  --         $  --     $ 620
                               =====               =====         =====     =====

     Accrued liabilities at June 30, 2005 related to the Tijuana Facility consolidation comprised the following (in thousands):



                              Production
                             inefficiencies   Relocation
                            and revalidation   and moving  Personnel   Other  Total
                            ----------------  -----------  ---------   -----  -----
     Restructuring charges      $  --          $   --       $  40              $ 40
     Cash payments                 --              --         (40)        --    (40)
                                -----          ------       -----       ----   -----
     Balance, June 30, 2005     $  --          $   --       $  --       $ --   $ --
                                =====          ======       =====       ====   =====


14.      IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

Results of Operation and Financial Condition
                                                  Three months                             Six months
                                                  ended June 30,         $        %       ended June 30,        $        %
In thousands, except per share data             2005       2004       Change   Change    2005        2004     Change   Change
-----------------------------------------------------------------------------------------------------------------------------
IMC
     ICD batteries                            $12,608   $ 10,119       2,489     25%  $ 23,234    $ 19,539     3,695    19%
     Pacemaker and other batteries              6,315      5,361         954     18%    11,695      11,050       645     6%
     ICD Capacitors                             5,954      6,239        (285)    -5%    10,251      14,647    (4,396)  -30%
     Feedthroughs                              15,859     12,261       3,598     29%    29,541      26,016     3,525    14%
     Enclosures                                 6,019      5,142         877     17%    12,566      10,539     2,027    19%
     Other                                      8,031      7,077         954     13%    15,363      12,686     2,677    21%
                                              -------------------------------------------------------------------------------
Total IMC                                      54,786     46,199       8,587     19%   102,650      94,477     8,173      9%
ECP                                             8,738      6,743       1,995     30%    17,232      13,990     3,242     23%
                                              -------------------------------------------------------------------------------
Total sales                                    63,524     52,942      10,582     20%   119,882     108,467    11,415     11%
Cost of sales                                  38,405     29,124       9,281     32%    73,976      61,474    12,502     20%
                                              -------------------------------------------------------------------------------
Gross profit                                   25,119     23,818       1,301      5%    45,906      46,993    (1,087)    -2%
Gross margin                                     39.5%      45.0%              -5.5%      38.3%       43.3%            -5.0%

Selling, general, and
  administrative expenses (SG&A)                8,481      6,389       2,092     33%    15,247      13,314     1,933     15%
SG&A as a % of sales                             13.4%      12.1%               1.3%      12.7%       12.3%             0.4%

Research, development
  and engineering costs, net (RD&E)             3,657      5,688      (2,031)   -36%     8,058      10,569    (2,511)   -24%
RD&E as a % of sales                              5.8%      10.7%              -4.9%       6.7%        9.7%            -3.0%

Intangible amortization                           958      1,076        (118)   -11%     1,916       1,851        65      4%
Other operating expense, net                    4,001      2,957       1,044     35%     6,389       3,178     3,211    101%
                                              -------------------------------------------------------------------------------
Operating income                                8,022      7,708         314      4%    14,296      18,081    (3,785)   -21%
Operating margin                                 12.6%      14.6%              -2.0%      11.9%       16.7%            -4.8%

Interest expense                                1,191      1,144          47      4%     2,322       2,304        18      1%
Interest income                                  (652)      (245)       (407)   166%    (1,227)       (558)     (669)   120%
Other expense (income), net                       (60)        (2)        (58)  2900%       (60)          -       (60)   100%
Provision for income taxes                      2,263      2,078         185      9%     3,978       4,983    (1,005)   -20%
Effective tax rate                               30.0%      30.5%              -0.5%      30.0%       30.5%             -0.5%
                                              -------------------------------------------------------------------------------
Net income                                    $ 5,280   $  4,733      $  547     12%  $  9,283    $ 11,352   $(2,069)   -18%
                                              ===============================================================================
Net margin                                        8.3%       8.9%              -0.6%       7.7%       10.5%            -2.8%
Diluted earnings per share                    $  0.23   $   0.21      $ 0.02     10%  $   0.42    $   0.50   $ (0.08)   -16%

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

Gross profit

The basis point decreases in gross margin for the quarter and year to date were primarily due to the following factors:


                                                                      Basis point impact
                                                                   ------------------------
                                                                     Quarter   Year to Date
Excess capacity at wet tantalum capacitor and Tijuana facilities       290         230
Lower IMC selling prices                                               130         170
Profit sharing accruals and incentive compensation                      60          30
Higher platinum costs & other items                                     70          70
                                                                       ---         ---
                                                                       550         500
                                                                       ===         ===


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

Other operating expense

Other operating expense for the quarter and year to date is comprised of the following costs (in millions):


                                              Quarter         Year to Date
                                              -------         ------------
     Costs to exit development agreement       $ 1.2             $ 1.2
     Alden facility consolidation *              0.9               0.9
     Severance *                                   -               1.5
     Asset dispositions                          1.0               1.5
     Carson City facility shutdown *             0.6               0.8
     Tijuana start-up *                          0.3               0.5
                                               -----             -----
                                               $ 4.0             $ 6.4
                                               =====             =====

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

Approximately $9.5 million of short-term investments were purchased during the quarter, net of dispositions. On a year to date basis, short-term investments of $5.0 million have been purchased, net of dispositions.

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

     As a result of the restatement of the Company's consolidated balance sheet and consolidated statement of cash flows as of December 31, 2004 as described in Amendment 1 to Form 10-K for the year ended December 31, 2004, the Company's management, including the principal executive officer and principal financial officer, have concluded that there was a material weakness in internal control over financial reporting. Specifically, the Company's review of the financial statements utilizing a financial statement presentation and disclosure checklist to ensure that the financial statements were fairly presented in accordance with generally accepted accounting principles did not operate effectively as it relates to the misstatements identified above. Solely as a result of this material weakness, our Management has revised its earlier assessment and has now concluded that our internal control over financial reporting was not effective as of June 30, 2005.

b.   Changes in Internal Control Over Financial Reporting.

     Since March 31, 2005, except as disclosed below, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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


Dated:  December 16, 2005   GREATBATCH, INC.

                            By /s/ Edward F. Voboril
                               -------------------------------------------------
                               Edward F. Voboril
                               Chairman of the Board and Chief Executive Officer (Principal Executive Officer)



                            By /s/ Thomas J. Mazza
                               -------------------------------------------------
                               Thomas J. Mazza
                               Senior Vice President and Chief Financial Officer (Principal Financial Officer)



                            By /s/ Marco F. Benedetti
                               -------------------------------------------------
                               Marco F. Benedetti
                               Corporate Controller
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