Form 10-K
period 2005-12-30
GREATBATCH, INC.
filed 2006-03-14
CIK 1114483

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Fiscal Year Ended December 30, 2005

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

                                                       Name of Each Exchange
           Title of Each Class:                         on Which Registered:

  Common Stock, Par Value $.001 Per Share             New York Stock Exchange

      Preferred Stock Purchase Rights                 New York Stock Exchange


           Securities Registered Pursuant to Section 12(g) of the Act:
                                      None

     Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Exchange Act Rule 405). Yes [_] No [X]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [_] No [X]

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2).

--------------------------------------------------------------------------------
Large accelerated filer [  ]  Accelerated filer [X]  Non-accelerated filer [  ]
--------------------------------------------------------------------------------

     Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes [_] No [X]

     Aggregate market value of common stock of Greatbatch, Inc. held by nonaffiliates as of July 1, 2005, based on the last sale price of $24.01, as reported on the New York Stock Exchange: $518.2 million. Solely for the purpose of this calculation, shares held by directors and officers and 10 percent shareholders of the Registrant have been excluded. Such exclusion should not be deemed a determination by or an admission by the Registrant that these individuals are, in fact, affiliates of the Registrant.

     Shares of common stock outstanding on March 10, 2006: 21,693,214



                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the company's definitive Proxy Statement for its 2005 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

We are a leading developer and manufacturer of batteries, capacitors, feedthroughs, enclosures, and other components used in implantable medical devices ("IMDs") through our Implantable Medical Components ("IMC") business. We offer technologically advanced, highly reliable and long lasting products for IMDs and enable our customers to introduce IMDs that are progressively smaller, longer lasting, more efficient and more functional. We also leverage our core competencies in technology and manufacturing through our Electrochem Commercial Power ("ECP") business, formerly known as Electrochem Power Solutions, business to develop and produce batteries and battery packs for commercial applications that demand high performance and reliability, including oil and gas, oceanographic and aerospace applications. We believe that our proprietary technology, close customer relationships, multiple product offerings, market leadership and dedication to quality provide us with competitive advantages and create a barrier to entry for potential market entrants.

In 2005, we expanded our business into value-added assembly of products that incorporate components. With this in mind, we designed and built a state of the art manufacturing facility in Tijuana Mexico, incorporating two class 100,000 clean rooms, 90,000 square feet of manufacturing space, engineering, metrology and quality laboratories, and led by a management team with diverse medical device and contract manufacturing backgrounds. We began operations at this facility in the 2nd quarter of 2005.

Our company, a Delaware corporation, was incorporated in 1997 and since that time has completed the following acquisitions:

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
June 18, 2001      Sierra-KD Components          Founded in 1986, the company designed and manufactured
                   division of Maxwell           ceramic electromagnetic filtering capacitors and
                   Technologies, Inc.            integrated them with wire feedthroughs for use in IMDs.
                   ("Sierra")                    Sierra also designed and manufactured ceramic capacitors
                                                 for military, aerospace and commercial applications.
July 9, 2002       Globe Tool and                Founded in 1954, the company designed and manufactured
                   Manufacturing Company, Inc.   precision enclosures used in IMDs and commercial products
                   ("Globe")                     used within the aerospace, electronic, and automotive
                                                 sectors.
March 16, 2004     NanoGram Devices              Founded in 1996, the company developed nanoscale
                   Corporation ("NanoGram")      materials for battery and medical device applications.


FINANCIAL STATEMENT YEAR END

The Company utilizes a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31st. Fiscal 2005, 2004, and 2003 ended on December 30, 2005, December 31, 2004, and January 2, 2004, respectively. For clarity of presentation, the Company describes all fiscal years as if the year-end is December 31st.

SEGMENT INFORMATION

Segment information including sales from external customers, profit or loss, and assets by segment as well as sales from external customers and long-lived assets by geographic area are set forth at Note 17 - Business Segment Information of the Notes to the Consolidated Financial Statements contained at Item 8 of this report.

IMPLANTABLE MEDICAL DEVICES

An IMD is an instrument that is surgically inserted into the body to provide diagnosis or therapy. One sector of the IMD market is cardiac rhythm management ("CRM"), which is comprised of devices such as implantable pacemakers, implantable cardioverter defibrillators ("ICDs"), cardiac resynchronization therapy ("CRT") devices, and cardiac resynchronization therapy with backup defibrillation devices ("CRT-D").

A new emerging opportunity sector of the IMD market is the neurostimulation ("Neuro") market, which is comprised of pacemaker-type devices that stimulate various nerves for the treatment of various conditions. Beyond pain control, nerve stimulation for the treatment of movement disabilities such as Parkinson's disease, epilepsy, migraines, obesity and depression has shown promising results.

The following table sets forth the main categories of battery-powered IMDs and the principal illness or symptom treated by each device:


Device                                         Principal Illness or Symptom
------                                         ----------------------------
Pacemakers..................................   Abnormally slow heartbeat (Bradycardia)
ICDs........................................   Rapid and irregular heartbeat (Tachycardia)
CRT/CRT-Ds..................................   Congestive heart failure
Neurostimulators............................   Chronic pain, movement disabilities, epilepsy, obesity or
                                               depression
Left ventricular assist devices (LVADs).....   Heart failure
Drug pumps..................................   Diabetes or chronic pain

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

     o New indications for CRM devices - the patient groups that are eligible for CRM devices have increased. Insurance guidelines may allow device reimbursements for these expanding patient populations.

     o Expansion of Neurostimulator applications - therapies expected to expand as new therapeutic applications for pulse generators are identified.

     o An aging population - the number of people in the United States that are over age 65 is expected to double in the next 30 years.

     o New indications for other devices - there is an increased use of recently developed IMDs.

     o New performance requirements - government regulators are increasingly requiring that IMDs be protected from Electro Magnetic Interference
          (EMI).

     o    Global markets - increased market penetration worldwide.

COMMERCIAL BATTERY INDUSTRY

Commercial batteries are used in demanding applications such as oil and gas exploration and production as well as oceanographic and aerospace applications. High performance batteries and battery packs are used in drilling tools, pipeline inspection systems, lightning detectors and seismic applications in the oil and gas markets.

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

PRODUCTS

The following table provides information about our principal products:

IMPLANTABLE MEDICAL COMPONENTS:

The following implantable medical products are used in IMDs unless otherwise noted.

 PRODUCT                     DESCRIPTION                                      PRINCIPAL PRODUCT ATTRIBUTES
 -------                     -----------                                      ----------------------------
 Batteries                   Power sources include:                           High reliability and predictability
                                  Lithium Iodine ("Li Iodine")                Long service life
                                  Lithium silver vanadium oxide ("Li SVO")    Customized configuration
                                  Lithium carbon monoflouride ("Li            Light weight
                                  CFx")                                       Compact and less intrusive
                                  Lithium ion rechargeable ("Li Ion")
                                  Lithium SVO/CFx ("QHR" & "QMR")

 Capacitors                   Storage for energy generated by a               Stores more energy per unit volume
                              battery before delivery to the heart.           (energy density) than other existing
                              Used in ICDs and CRT-Ds.                        technologies
                                                                              Customized configuration
 EMI filters                  Filters electromagnetic interference to         High reliability attenuation of EMI RF
                              limit undesirable response,                     over wide frequency ranges
                              malfunctioning or degradation in the            Customized design
                              performance of electronic equipment
 Feedthroughs                 Allow electrical signals to be brought          Ceramic to metal seal is substantially
                              from inside hermetically sealed IMD to an       more durable than traditional seals
                              electrode                                       Multifunctional
 Coated electrodes            Deliver electric signal from the                High quality coated surface
                              feedthrough to a body part undergoing           Flexible in utilizing any combination
                              stimulation                                     of biocompatible coating surfaces
                                                                              Customized offering of surfaces and tips
 Precision components         Machined                                        High level of manufacturing precision
                              Molded and over molded products                 Broad manufacturing flexibility
 Enclosures and related       Titanium                                        Precision manufacturing, flexibility in
 components                   Stainless steel                                 configurations and materials.


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

ELECTROCHEM COMMERCIAL POWER:

The following commercial products are used in oil and gas exploration, military and oceanographic equipment

 PRODUCT                      DESCRIPTION                                     PRINCIPAL PRODUCT ATTRIBUTES
 -------                      -----------                                     ----------------------------

 Batteries                         Mid-rate                                   Long-life dependability
                                   Spiral (high rate)                         High energy density
 Battery packs                Bundling of commercial batteries in a customer  Increased power capabilities and ease
                              specific configuration                          of integration into customer
                                                                              applications

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

PATENTS AND PROPRIETARY TECHNOLOGY

We rely on a combination of patents, licenses, trade secrets and know-how to establish and protect our proprietary rights to our technologies and products. As of December 31, 2005, we have 266 active U.S. patents and 130 active foreign patents. We also have 138 U.S. and 306 foreign pending patent applications at various stages of approval. During the past three years, we have received 106 new U.S. patents, of which 20 were received in 2005. Corresponding foreign patents have been issued or are expected to be issued in the near future. Often, several patents covering various aspects of the design protect a single product. We believe this provides broad protection of the inventions employed.

Our active battery patents relate to process improvements and modifications to the original technology that was developed either by our Company, or others.

As part of the NanoGram acquisition, we purchased six patents and the license agreements for 24 others. This gives us access to a proprietary technology to manufacture advanced materials for a broad array of applications. As part of our technology strategy, we plan to continue development of advanced cathode materials for our implantable battery product lines. `Nano-SVO' cathode material is part of this plan, and will eventually become the standard technology broadly adopted by all SVO battery applications.

In addition, we are also a party to several license agreements with third parties pursuant under which we have obtained, on varying terms, the exclusive or non-exclusive rights to patents held by them. One of these agreements is for the basic technology used in our wet tantalum capacitors, which we license from Evans Capacitor Company. We have also granted rights in our own patents to others under license agreements.

It is our policy to require our executive and technical employees, consultants and other parties having access to our confidential information to execute confidentiality agreements. These agreements prohibit disclosure of confidential information to third parties except in specified circumstances. In the case of employees and consultants, the agreements generally provide that all confidential information relating to our business is the exclusive property of our Company.

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

SALES AND MARKETING

Products from our IMC business are sold directly to our customers. In our ECP business, we utilize a combination of direct and indirect sales methods, depending on the particular product. In 2005, approximately 53% of our products were sold in the United States. Information regarding our sales by geographic area is set forth at Note 17 of the Notes to the Consolidated Financial Statements contained at Item 8 of this report.

The majority of our medical customers contract with us to develop custom components and assemblies to fit their specific product specifications. As a result, we have established close working relationships between our internal program managers and our customers. We market our products and technologies at industry meetings and trade shows domestically and internationally, including Heart Rhythm Society's Annual Scientific Sessions, the Annual World Congress in Cardiac Electrophysiology and Cardiac Techniques, known as CardioStim, and the American Society for Artificial Internal Organs.

Internal sales managers support all activity, and involve engineers and technology professionals in the sales process to address customer requests appropriately.

We sell our commercial batteries and battery packs either directly to the end user, directly to manufacturers that incorporate our products into other devices for resale, or to distributors who sell our products to manufacturers and end users. Our sales managers are trained to assist our customers in selecting appropriate battery chemistries and configurations. We market our ECP products at various technical trade meetings. We also place print advertisements in relevant trade publications.

Firm backlog orders at December 31, 2005 and 2004, were $92.2 million and $89.5 million, respectively. Most of these orders are expected to be shipped within one year.

CUSTOMERS

Our medical customers include leading IMD manufacturers such as Guidant, St. Jude Medical, Medtronic, Biotronik, Cyberonics and the Sorin Group ("Sorin / ELA"). In 2005, Guidant, St. Jude Medical, and Medtronic collectively accounted for approximately 70% of our total sales. The nature and extent of our selling relationships with each CRM customer are different in terms of breadth of component products purchased, purchased product volumes, length of contractual commitment, ordering patterns, inventory management and selling prices.

Our ECP customers are primarily companies involved in oil and gas exploration, oceanography, aerospace, and defense including Halliburton, Computalog, PII and Pathfinder.

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

We entered into an agreement with Guidant during April 2005 pursuant to which Guidant will purchase a minimum quantity of wet tantalum capacitors at prices specified in the agreement. The period of the agreement is April 7, 2005 to March 31, 2006. We entered into an agreement with Guidant during February 2005 pursuant to which Guidant will purchase a minimum quantity of filtered feedthroughs at prices specified in the agreement. The period of the agreement is February 10, 2005 to December 31, 2007.

We have entered into a supply agreement with St. Jude Medical pursuant to which St. Jude Medical purchases batteries, wet tantalum capacitors, filtered feedthroughs, molded components and enclosures under specified price and volume terms. A contract amendment effective January 1, 2005 extended the contract term to December 31, 2008 and added QHR high rate, QMR medium rate, and Nano battery technologies to the Agreement. A contract amendment effective January 1, 2006 added molded header assemblies to the Agreement.

We have entered into a supply agreement with Medtronic pursuant to which Medtronic will purchase implantable device shield sub-assemblies and other products under specified price and volume terms. The contract term is seven years, commencing August 2, 2004 and ending August 2, 2011. In October 2005, we entered into a license agreement which grants Medtronic the right to use certain intellectual property relating to tantalum capacitors. The license is perpetual and except for our right to make and sell capacitors exclusive to Medtronic.

SUPPLIERS AND RAW MATERIALS

We purchase certain critical raw materials from a limited number of suppliers due to the technically challenging requirements of the supplied product and/or the lengthy process required to qualify these materials with our customers. We cannot quickly establish additional or replacement suppliers for these materials because of these requirements. In the past, we have not experienced any significant interruptions or delays in obtaining these raw materials. We maintain minimum safety stock levels of critical raw materials.

For other raw material purchases, we utilize competitive pricing methods to secure supply such as bulk purchases, precious metal pool buys, blanket orders, and long term contracts. We believe that there are alternative suppliers or substitute products available for each of the materials we purchase at competitive prices.

COMPETITION

Our existing or potential competitors in our IMC business includes leading IMD manufacturers, such as Guidant, St. Jude Medical, Medtronic, Sorin / ELA and Biotronik that currently have vertically integrated operations and may expand their vertical integration capability in the future. Competitors also include independent suppliers who typically specialize in one type of component.

Our known non-vertically integrated competitors include the following:

Product Line                           Competitors
------------                           -----------

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

Feedthroughs                           Alberox (subsidiary of The Morgan
                                       Crucible Co. PLC)

EMI filtering                          AVX (subsidiary of Kyocera)
                                       Eurofarad

Enclosures                             Heraeus
                                       Hudson
                                       National Manufacturing

Commercial batteries/battery           Eagle-Picher
packs                                  Engineered Power
                                       Saft
                                       Tadiran
                                       Tracer Technologies
                                       Ultralife

Machined and molded                    Numerous
components

Value added assembly                   Numerous

GOVERNMENT REGULATION

Except as described below, our business is not subject to direct governmental regulation other than the laws and regulations generally applicable to businesses in the jurisdictions in which we operate. We are subject to federal, state and local environmental laws and regulations governing the emission, discharge, use, storage and disposal of hazardous materials and the remediation of contamination associated with the release of these materials at our facilities and at off-site disposal locations. Our manufacturing and research, development and engineering activities involve the controlled use of, and our products contain, small amounts of hazardous materials. Liabilities associated with hazardous material releases arise principally under the federal Comprehensive Environmental Response, Compensation and Liability Act and analogous state laws which impose strict, joint and several liability on owners and operators of contaminated facilities and parties that arrange for the off-site disposal of hazardous materials. We are not aware of any material noncompliance with the environmental laws currently applicable to our business and we are not subject to any material claim for liability with respect to contamination at any company facility or any off-site location. We cannot assure you, however, that we will not be subject to such environmental liabilities in the future as a result of historic or current operations.

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

We have five "master files" on record with the FDA. Master files may be used to provide confidential detailed information about facilities, processes, or articles used in the manufacturing, processing, packaging, and storing of one or more medical device components. These submissions may be used by device manufacturers to support the premarket notification process required by Section 510(k) of the federal Food Drug & Cosmetic Act. This notification process is necessary to obtain clearance from the FDA to market a device for human use in the United States.

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

We provide an intensive training program for our new employees that is designed to educate them on safety, quality, business strategy, corporate culture, and the methodologies and technical competencies that are required for our business. Our safety training programs focus on such areas as basic industrial safety practices and emergency response procedures to deal with any potential fires or chemical spills. All of our employees are required to participate in a 20 hour specialized training program that is designed to provide an understanding of our quality objectives. Supporting our lifelong learning environment, we offer our employees a tuition reimbursement program and encourage them to continue their education at accredited colleges and universities. Many of our professionals attend seminars on topics that are related to our corporate objectives and strategies. We believe that comprehensive training is necessary to ensure that our employees have state of the art skills, utilize best practices, and have a common understanding of work practices.

EMPLOYEES

The following table provides a breakdown of employees by primary function as of December 31, 2005:

Manufacturing                                1,020
Research and development                       108
General and administrative                      91
Engineering                                     96
Sales and marketing                             23
                                           -------
Total                                        1,338
                                           =======

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

Although it is not possible to create a comprehensive list of all factors that may cause actual results to differ from the results expressed or implied by our forward-looking statements or that may affect our future results, some of these factors include the following: dependence upon a limited number of customers, product obsolescence, inability to market current or future products, pricing pressure from customers, reliance on third party suppliers for raw materials, products and subcomponents, fluctuating operating results, inability to maintain high quality standards for our products, challenges to our intellectual property rights, product liability claims, inability to successfully consummate and integrate acquisitions, unsuccessful expansion into new markets, competition, inability to obtain licenses to key technology, regulatory changes or consolidation in the healthcare industry, and other risks and uncertainties that arise from time to time and are described in the Company's periodic filings with the Securities and Exchange Commission and in Item 1A of this report.

ITEM 1A.  RISK FACTORS

Risks Related To Our Business

We depend heavily on a limited number of customers, and if we lose any of them or they reduce their business with us, we would lose a substantial portion of our revenues.

A substantial portion of our business is conducted with a limited number of customers, including Guidant, St. Jude Medical, Medtronic, Sorin / ELA, Biotronik and Halliburton. In 2005, Guidant, St. Jude Medical, and Medtronic collectively accounted for approximately 70% of our revenues. Our supply agreements might not be renewed. Furthermore, many of our supply agreements do not contain minimum purchase level requirements and therefore there is no guaranteed source of revenue that we can depend upon under these agreements. The loss of any large customer or a reduction of business with that customer for any reason would harm our business, financial condition and results of operations.

If we do not respond to changes in technology, our products may become obsolete and we may experience a loss of customers and lower revenues.

We sell our products to customers in several industries that are characterized by rapid technological changes, frequent new product introductions and evolving industry standards. Without the timely introduction of new products and enhancements, our products and services will likely become technologically obsolete over time and we may lose a significant number of our customers. In addition, other new products introduced by our customers may require fewer of our batteries or components. We dedicate a significant amount of resources to the development of our products and technologies and we would be harmed if we did not meet customer requirements and expectations. Our inability, for technological or other reasons, to successfully develop and introduce new and innovative products could result in a loss of customers and lower revenues.

If we are unable to successfully market our current or future products, our business will be harmed and our revenues and operating results will be reduced.

The market for our medical products has been growing in recent years. If the market for our products does not grow as rapidly as forecasted by industry experts, our revenues could be less than expected. In addition, it is difficult to predict the rate at which the market for our products will grow or at which new and increased competition will result in market saturation. Slower growth in the pacemaker, ICD and CRT markets in particular would negatively impact our revenues. In addition, we face the risk that our products will lose widespread market acceptance. Our customers may not continue to utilize the products we offer and a market may not develop for our future products. We may at times determine that it is not technically or economically feasible for us to continue to manufacture certain products and we may not be successful in developing or marketing them. Additionally, new technologies that we develop may not be rapidly accepted because of industry-specific factors, including the need for regulatory clearance, entrenched patterns of clinical practice and uncertainty over third party reimbursement. If this occurs, our business will be harmed and our revenues and operating results will be negatively affected.

We are subject to pricing pressures from customers, which could harm our operating results.

We have made price reductions to some of our large customers in recent years and we expect customer pressure for pricing reductions will continue. Further, price concessions or reductions may cause our operating results to suffer. In addition, any delay or failure by a large customer to make payments due to us also could harm our operating results or financial condition.

We rely on third party suppliers for raw materials, key products and subcomponents and if we are unable to obtain these materials, products and subcomponents on a timely basis or on terms acceptable to us, our ability to manufacture products will suffer.

Our business depends on a continuous supply of raw materials. The principal raw materials used in our business include lithium, iodine, tantalum, platinum, ruthenium, gallium trichloride, tantalum pellets, vanadium pentoxide, iridium, and titanium. Raw materials needed for our business are susceptible to fluctuations due to transportation, government regulations, price controls, economic climate or other unforeseen circumstances. Increasing global demand for some of the raw materials we need for our business, including platinum, iridium, gallium trichloride, tantalum and titanium, has caused the prices of these materials to increase significantly. In addition, there are a limited number of worldwide suppliers of several raw materials needed to manufacture our products, including lithium, gallium trichloride, carbon monofluoride, and tantalum. We may not be able to continue to procure raw materials critical to our business or to procure them at acceptable price levels.

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

We may never realize the full value of our intangible assets, which represent a significant portion of our total assets.

At December 31, 2005, we had $215.2 million of intangible assets, representing 42% of our total assets. These intangible assets consist primarily of goodwill, trademarks, tradenames and patented technology arising from our acquisitions. Goodwill and other intangible assets with indefinite lives are no longer amortized, they are tested annually or upon the occurrence of certain events that indicate that the assets may be impaired. We may not receive the recorded value for our intangible assets if we sell or liquidate our business or assets. In addition, the material concentration of intangible assets increases the risk of a large charge to earnings in the event that the recoverability of these intangible assets is impaired, and in the event of such a charge to earnings, the market price of our common stock could be adversely affected. In addition, intangible assets with definite lives, which represent $60.1 million of our net intangible assets at December 31, 2005, will continue to be amortized. We incurred total amortization expenses relating to these intangible assets of $3.8 million in 2005. These expenses will reduce our future earnings or increase our future losses.

Quality problems with our products could harm our reputation for producing high quality products, erode our competitive advantage and result in claims against us.

Our products are held to high quality standards. In the event that our products fail to meet these standards, our reputation for producing high quality products could be harmed, which would damage our competitive advantage and could result in lower revenues. From time to time quality or performance issues have arisen regarding our products. Product quality or performance issues, however, may arise in the future that could have a significant adverse impact on us, either because they harm our reputation for high quality, result in a product liability or other legal claim against us, harm our reputation with our customers or result in a decline in our stock price.

If we become subject to product liability claims, our operating results and financial condition could suffer.

The manufacture and sale of our products expose us to potential product liability claims and product recalls, including those that may arise from failure to meet product specifications, misuse or malfunction of, or design flaws in, our products, or use of our products with components or systems not manufactured or sold by us. Many of our products are components and function in interaction with our customers' medical devices. For example, our batteries are produced to meet various electrical performance, longevity and other specifications, but the actual performance of those products is dependent on how they are in fact utilized as part of the customers' devices over the lifetime of the products. Product performance and device interaction from time to time have been, and may in the future be, different than expected for a number of reasons. Consequently, it is possible that customers may experience problems with their medical devices that could require device recall or other corrective action, where our batteries met the specification at delivery, and for reasons that are not related primarily or at all to any failure by our product to perform in accordance with specifications. It is possible that customers (or patients) may in the future assert that our products caused or contributed to device failure where our product was not the primary cause of the device performance issue. Even if these assertions do not lead to product liability or contract claims, they could harm our reputation and our customer relationships.

Provisions contained in our agreements with key customers attempting to limit our damages, including provisions to limit damages to liability for gross negligence, may not be enforceable in all instances or may otherwise fail to protect us from liability for damages. Product liability claims or product recalls, regardless of their ultimate outcome, could require us to spend significant time and money in litigation or require us to pay significant damages. The occurrence of product liability claims or product recalls could adversely affect our operating results and financial condition.

We carry product liability insurance coverage that is limited in scope and amount. We may not be able to maintain this insurance or to do so at a reasonable cost or on reasonable terms. This insurance may not be adequate to protect us against a product liability claim that arises in the future.

Our operating results may fluctuate, which may make it difficult to forecast our future performance and may result in volatility in our stock price.

Our operating results have fluctuated in the past and are likely to fluctuate significantly from quarter to quarter due to a variety of factors, including:

     o the fixed nature of a substantial percentage of our costs, which results in our operations being particularly sensitive to fluctuations in revenue;

     o changes in the relative portion of our revenue represented by our various products and customers, which could result in reductions in our profits if the relative portion of our revenue represented by lower margin products increases;

     o timing of orders placed by our principal customers who account for a significant portion of our revenues; and

     o    increased costs of raw materials or supplies.

If we are unable to protect our intellectual property and proprietary rights, our business could be adversely affected.

We rely on a combination of patents, licenses, trade secrets and know-how to establish and protect our proprietary rights to our technologies and products. As of December 31, 2005, we held 266 active U.S. patents. However, the steps we have taken or will take to protect our proprietary rights may not be adequate to deter misappropriation of our intellectual property. In addition to seeking formal patent protection whenever possible, we attempt to protect our proprietary rights and trade secrets by entering into confidentiality and non-compete agreements with employees, consultants and third parties with which we do business. However, these agreements can be breached and, if they are, there may not be an adequate remedy available to us and we may be unable to prevent the unauthorized disclosure or use of our technical knowledge, practices or procedures. If our trade secrets become known, we may lose our competitive advantages.

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

In producing our batteries and other components for IMDs, third parties may claim that we are infringing their intellectual property rights, and we may be found to have infringed those intellectual property rights. We may be unaware of intellectual property rights of others that may be used in our technology and products. In addition, third parties may claim that our patents have been improperly granted and may seek to invalidate our existing or future patents. If any claim for invalidation prevailed, the result could be greatly expanded opportunities for third parties to manufacture and sell products that compete with our products and our revenues from any related license agreements would decrease accordingly. We also typically do not receive significant indemnification from parties which license technology to us against third party claims of intellectual property infringement. Any litigation or other challenges regarding our patents or other intellectual property could be costly and time consuming and could divert our management and key personnel from our business operations. The complexity of the technology involved in producing our power sources and other components for IMDs, and the uncertainty of intellectual property litigation increase these risks. Claims of intellectual property infringement might also require us to enter into costly royalty or license agreements. However, we may not be able to obtain royalty or license agreements on terms acceptable to us, or at all. We also may be subject to significant damages or injunctions against development and sale of our products. Infringement claims, even if not substantiated, could result in significant legal and other costs and may be a distraction to management.

We are dependent upon our senior management team and key personnel and the loss of any of them could significantly harm us.

Our future performance depends to a significant degree upon the continued contributions of our senior management team and key technical personnel. Our products are highly technical in nature. In general, only highly qualified and trained scientists have the necessary skills to develop our products. The loss or unavailability to us of any member of our senior management team or a key technical employee could significantly harm us. We face intense competition for these professionals from our competitors, our customers and other companies operating in our industry. To the extent that the services of members of our senior management team and key technical personnel would be unavailable to us for any reason, we would be required to hire other personnel to manage and operate our company and to develop our products and technology. We may not be able to locate or employ such qualified personnel on acceptable terms.

We may not be able to attract, train and retain a sufficient number of qualified professionals to maintain and grow our business.

Our success will depend in large part upon our ability to attract, train, retain and motivate highly skilled employees and management. There is currently aggressive competition for employees who have experience in technology and engineering. We compete intensely with other companies to recruit and hire from this limited pool. The industries in which we compete for employees are characterized by high levels of employee attrition. Although we believe we offer competitive salaries and benefits, we may have to increase spending in order to retain personnel.

We may make acquisitions that could subject us to a number of operational risks and we may not be successful in integrating companies we acquire into our existing operations.

We have made and expect to make in the future acquisitions that complement our core competencies in technology and manufacturing to enable us to manufacture and sell additional products to our existing customers and to expand our business into related markets. Implementation of our acquisition strategy entails a number of risks, including:

     o inaccurate assessments of potential liabilities associated with the acquired businesses;

     o the existence of unknown and/or undisclosed liabilities associated with the acquired businesses;

     o    diversion of our management's attention from our core businesses;

     o potential loss of key employees or customers of the acquired businesses;

     o difficulties in integrating the operations and products of an acquired business or in realizing projected efficiencies and cost savings; and

     o increases in our indebtedness and a limitation in our ability to access additional capital when needed.

If we are not successful in making acquisitions to expand and develop our business, our operating results may suffer.

A component of our strategy is to make acquisitions that complement our core competencies in technology and manufacturing to enable us to manufacture and sell additional products to our existing customers and to expand our business into related markets. Our continued growth will depend on our ability to identify and acquire companies that complement or enhance our business on acceptable terms. We may not be able to identify or complete future acquisitions. Some of the risks that we may encounter include expenses associated with and difficulties in identifying potential targets, the costs associated with uncompleted acquisitions, and higher prices for acquired companies because of competition for attractive acquisition targets. Our failure to acquire additional companies could cause our operating results to suffer.

We may face competition from our principal medical customers that could harm our business and we may be unable to compete successfully against new entrants and established companies with greater resources.

Competition in connection with the manufacturing of products may intensify in the future. One or more of our customers may undertake additional vertical integration initiatives and begin to manufacture some or all of their components.

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

Our business involves complex manufacturing processes and hazardous materials that can be dangerous to our employees. Although we employ safety procedures in the design and operation of our facilities, there is a risk that an accident or death could occur in one of our facilities. Any accident, such as a chemical spill, could result in significant manufacturing delays or claims for damages resulting from injuries, which would harm our operations and financial condition. The potential liability resulting from any such accident or death, to the extent not covered by insurance, could cause our business to suffer. Any disruption of operations at any of our facilities could harm our business.

We intend to expand into new markets and our proposed expansion plans may not be successful, which could harm our operating results.

We intend to expand into new markets through the development of new product applications based on our existing component technologies. These efforts have required, and will continue to require us to make substantial investments, including significant research, development and engineering expenditures and capital expenditures for new, expanded or improved manufacturing facilities. We may not be able to successfully manage expansion into new markets and products and these efforts may harm our operating results. Specific risks in connection with expanding into new markets include the inability to transfer our quality standards into new products, the failure of customers in new markets to accept our products and price competition.

Our failure to obtain licenses from third parties for new technologies or the loss of these licenses could impair our ability to design and manufacture new products and reduce our revenues.

We occasionally license technologies from third parties rather than depending exclusively on our own proprietary technology and developments. For example, we license a capacitor patent from the Evans Capacitor Company. Our ability to license new technologies from third parties is and will continue to be critical to our ability to offer new and improved products. We may not be able to continue to identify new technologies developed by others and even if we are able to identify new technologies, we may not be able to negotiate licenses on favorable terms, or at all. Additionally, we could lose rights granted under licenses for reasons beyond our control. For example, the licensor could lose patent protection for a number of reasons, including invalidity of the licensed patent.

Risks Related To Our Industries

We and our customers are subject to various political, economic and regulatory changes in the healthcare industry which could force us to modify how we develop and price our products.

The healthcare industry is highly regulated and is influenced by changing political, economic and regulatory factors. Several of our product lines are subject to international, federal, state and local health and safety, packaging and product content regulations. In addition, IMDs produced by our medical customers are subject to regulation by the U.S. Food and Drug Administration and similar governmental agencies. These regulations govern a wide variety of product activities from design and development to labeling, manufacturing, promotion, sales and distribution. Compliance with these regulations may be time consuming, burdensome and expensive and could negatively affect our customers' abilities to sell their products, which in turn would adversely affect our ability to sell our products. This may result in higher than anticipated costs or lower than anticipated revenues.

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

Federal, state and local regulations impose various environmental controls on the manufacturing, transportation, storage, use and disposal of batteries and hazardous chemicals and other materials used in, and hazardous waste produced by, the manufacturing of power sources and components. Conditions relating to our historical operations may require expenditures for clean-up in the future and changes in environmental laws and regulations may impose costly compliance requirements on us or otherwise subject us to future liabilities. Additional or modified regulations relating to the manufacture, transportation, storage, use and disposal of materials used to manufacture our batteries and components or restricting disposal of batteries may be imposed. In addition, we cannot predict the effect that additional or modified regulations may have on us or our customers.

Consolidation in the healthcare industry could result in greater competition and reduce our medical component revenues and harm our business.

Many healthcare industry companies are consolidating to create new companies with greater market power. As the healthcare industry consolidates, competition to provide products and services to industry participants will become more intense. These industry participants may try to use their market power to negotiate price concessions or reductions for our products. If we are forced to reduce our prices because of consolidation in the healthcare industry, our revenues would decrease and our operating results would suffer.

Our IMC business is indirectly subject to healthcare industry cost containment measures that could result in reduced sales of our products.

Our healthcare customers rely on third party payors, such as government programs and private health insurance plans, to reimburse some or all of the cost of the procedures in which our products are used. The continuing efforts of government, insurance companies and other payors of healthcare costs to contain or reduce those costs could lead to patients being unable to obtain approval for payment from these third party payors. If that occurred, sales of IMDs may decline significantly, and our customers may reduce or eliminate purchases of our products. The cost containment measures that healthcare providers are instituting, both in the United States and internationally, could reduce our revenues and earnings.

Our non-medical power source revenues are dependent on conditions in the oil and natural gas industry, which historically have been volatile.

Sales of our commercial products depend to a great extent upon the condition of the oil and gas industry and, specifically, the exploration and production expenditures of oil and gas companies. In the past, oil and natural gas prices have been volatile and the oil and gas exploration and production industry has been cyclical, and it is likely that oil and natural gas prices will continue to fluctuate in the future. The current and anticipated prices of oil and natural gas influence the oil and gas exploration and production business and are affected by a variety of political and economic factors beyond our control, including worldwide demand for oil and natural gas, worldwide and domestic supplies of oil and natural gas, the ability of the Organization of Petroleum Exporting Countries, or OPEC, to set and maintain production levels and pricing, the level of production of non-OPEC countries, the price and availability of alternative fuels, political stability in oil producing regions and the policies of the various governments regarding exploration and development of their oil and natural gas reserves. An adverse change in the oil and gas exploration and production industry or a reduction in the exploration and production expenditures of oil and gas companies could cause our revenues from commercial products to suffer.



ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our executive offices are located in Clarence, New York.

The following table sets forth information about all of our significant facilities as of December 31, 2005:

 Location                   Sq. Ft.    Own/Lease  Principal Use
 --------                   -------    ---------  -------------
 Alden, NY................  125,000    Own        Medical battery and capacitor manufacturing
 Clarence, NY.............   82,766    Own        Medical battery manufacturing and research,
                                                  development and engineering ("RD&E")
 Clarence, NY.............   20,800    Own        Machining and assembly of components
 Clarence, NY.............   18,550    Lease      Machining and assembly of components
 Clarence, NY.............   45,306    Lease      Executive offices and warehouse
 Cheektowaga, NY..........   35,509    Lease      Unused manufacturing space
 Canton, MA...............   32,000    Own        Commercial battery manufacturing and RD&E
 Columbia, MD.............   30,000    Lease      Feedthrough and electrode manufacturing and RD&E
 Carson City, NV..........   23,840    Lease      EMI filtering manufacturing and RD&E
 Minneapolis, MN..........   72,000    Own        Enclosure manufacturing and engineering
 Tijuana, Mexico..........  144,000    Lease      Value-add assembly

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

During 2002, a former non-medical customer commenced an action alleging that the Company had used proprietary information of the customer to develop certain products. We have meritorious defenses and are vigorously defending the matter. The potential range of loss is between $0.0 and $1.7 million.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company's common stock trades on the New York Stock Exchange ("NYSE") under the symbol "GB." The following table sets forth, for the periods indicated, the high and low sales prices per share for the common stock as reported on the NYSE Composite Tape.

                 2004                    High         Low
                 ----                    ----         ---
                 First Quarter         $45.15      $34.60
                 Second Quarter         37.42       23.10
                 Third Quarter          27.10       14.41
                 Fourth Quarter         22.94       15.30
                 2005
                 First Quarter         $22.43      $15.76
                 Second Quarter         25.19       17.30
                 Third Quarter          27.45       21.96
                 Fourth Quarter         30.40       24.03

As of March 10, 2006 there were 214 record holders of the Company's common stock and the stock price was $21.39. The Company stock account included in our 401(k) Plan is considered one record holder for the purposes of this calculation. There are approximately 1,500 holders of Company stock in the 401(k) including active and former employees.

We have not paid cash dividends and currently intend to retain any earnings to further develop and grow our business.

There were no transactions required to be reported under Item 703 of Regulation S-K for purchases of the Company's equity securities by the Company or any affiliated purchasers, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act, during the Company's fourth quarter.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information regarding the Company's equity compensation plans as of December 31, 2005.


                                               (a)                              (b)                             (c)
                                  -------------------------------  ------------------------------  -------------------------------
                                        Number of securities          Weighted-average exercise         Number of securities
                                    to be issued upon exercise of        price of outstanding         remaining available for
                                         outstanding options,           options, warrants and          future issuance under
                                     warrants and rights or upon       rights; Weighted-average      equity compensation plans
                                      vesting of shares granted       share price of restricted        (excluding securities
Plan Category                        under restricted stock plan         stock shares granted         reflected in column (a))
-------------                     -------------------------------  ------------------------------  -------------------------------
Equity compensation plans
approved by security holders (1)                       1,397,160                         $ 23.16                        1,128,685

Equity compensation plans
approved by security holders (2)                          93,956                         $ 25.17                          579,044

Equity compensation plans
not approved by security holders                              --                             $ -                                -
                                  -------------------------------  ------------------------------  -------------------------------
Total                                                 1,491,116                          $ 23.29                       1,707,729
                                  ===============================  ==============================  ===============================

(1) Consists of the Company's 1997 Stock Option Plan, 1998 Stock Option Plan, Non-Employee Director Stock Incentive Plan and the 2005 Stock Incentive Plan (as it relates to stock options).
(2) Consists of the Company's 2002 Restricted Stock Plan and the 2005 Stock Incentive Plan (as it relates to restricted stock).

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following table provides selected financial data of our Company for the periods indicated. You should read the selected consolidated financial data set forth below in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and with our consolidated financial statements and related notes appearing elsewhere in this report. The consolidated statement of operations data and the consolidated balance sheet data for the fiscal years indicated have been derived from our consolidated financial statements and related notes.

                                                          December 31, (4)
Years ended                          2005       2004(3)(7)      2003       2002(2)  2001(1)(5)
----------------------------------------------------------------------------------------------
                                               (in thousands, except per share data)
Consolidated Statement of Operations Data:

Sales                             $241,097      $200,119      $216,365      $167,296  $135,575

Income before income taxes        $ 15,464 (8)  $ 23,732      $ 33,316      $ 20,965  $ 13,778

Income per share
   Basic                          $   0.47      $   0.67      $   1.10      $   0.69  $   0.44
   Diluted                        $   0.46 (6)  $   0.66 (6)  $   1.05 (6)  $   0.68  $   0.43

Consolidated Balance Sheet Data:
Working capital                   $151,958      $132,360      $170,455      $ 40,204  $ 61,596

Total assets                      $512,911      $476,166      $438,243      $312,251  $283,520

Long-term obligations             $200,261      $193,948      $178,994      $ 77,040  $ 61,397


(1) In June 2001, we acquired substantially all of the assets and liabilities of Sierra. These amounts include the results of operations of Sierra subsequent to its acquisition.
(2) In July 2002, we acquired the capital stock of Globe. These amounts include the results of operations of Globe subsequent to its acquisition.
(3) In March 2004, we acquired the capital stock of NanoGram. These amounts include the results of operations of NanoGram subsequent to its acquisition.
(4) The Company's fiscal year ends on the Friday closest to December 31. For clarity of presentation, the Company describes fiscal years as if the year-end is December 31. Fiscal 2002 contained 53 weeks.
(5) We adopted Statement of Financial Accounting Standards (SFAS) No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB 13, and Technical Corrections, at the beginning of fiscal year 2003. Under SFAS No. 145, we are no longer allowed to classify debt extinguishments as extraordinary items in our consolidated financial statements, subject to limited exceptions. Accordingly, amounts previously classified as extraordinary related to debt extinguishments in fiscal 2001 have been reclassified as components of income before income taxes.
(6) We adopted Emerging Issues Task Force (EITF) Issue 04-08, The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share, in the fourth quarter of 2004. Under EITF 04-08, we must include the effect of the conversion of our convertible subordinated notes in the calculation of diluted earnings per share using the if-converted method as long as the effect is dilutive. The impact on the full year 2003 was a $0.03 reduction in earnings per share from $1.08 to $1.05. There was no impact on the full year 2004. Diluted earnings per share for 2003 are restated to reflect the adoption of EITF 04-08.
(7) The financial information has been amended to reflect the restatements described in Note 2. Restatements to the consolidated financial statements in Item 8.
(8) During 2005, we recorded charges in other operating expense related to our ongoing cost savings and consolidation efforts. Additional information is set forth at Note 14 of the Notes to the Consolidated Financial Statements contained at Item 8 of this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YOU SHOULD READ THE FOLLOWING DISCUSSION AND ANALYSIS OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS REPORT.

The Company's 2004 consolidated financial statements have been restated as described in Note 2, Restatement to the consolidated financial statements in
Item 8, and the following discussion and analysis and related financial information contained herein have been revised to reflect the effects of the restatement.

Index

Our Business
     o    Our business
     o    Our customers
     o    Our CEO's view

Cost Savings and Consolidation Efforts
     o    Severance
     o    Alden Facility
     o    Carson City shutdown & Tijuana consolidation No. 1
     o Columbia and ARL shutdown, Tijuana consolidation No. 2 and RD&E consolidation

Our Critical Accounting Estimates
     o    Inventories
     o    Goodwill and other indefinite lived assets
     o    Long-lived assets
     o    Provision for income taxes

Our Financial Results
     o    Results of operations table
     o    Fiscal 2005 compared to 2004
     o    Fiscal 2004 compared to 2003
     o    Liquidity and capital resources
     o    Off-balance sheet arrangements
     o    Contractual obligations
     o    Inflation
     o    Impact of recently issued accounting standards

Our Business

We are a leading developer and manufacturer of batteries, capacitors, feedthroughs, enclosures, and other components used in implantable medical devices ("IMDs") through our Implantable Medical Components ("IMC") business. We offer technologically advanced, highly reliable and long lasting products for IMDs and enable our customers to introduce IMDs that are progressively smaller, longer lasting, more efficient and more functional. We also leverage our core competencies in technology and manufacturing through our Electrochem Commercial Power ("ECP") business to develop and produce batteries and battery packs for commercial applications that demand high performance and reliability, including oil and gas exploration, oceanographic equipment and aerospace.

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

Our Customers

Our products are designed to provide reliable, long lasting solutions that meet the evolving requirements and needs of our customers and the end users of their products. Our medical customers include leading IMD manufacturers such as Guidant, St. Jude Medical, Medtronic, Biotronik, Cyberonics and the Sorin Group. A substantial part of our business is conducted with a limited number of customers. In 2005, Guidant, St. Jude Medical, and Medtronic collectively accounted for approximately 70% of our total sales. The nature and extent of our selling relationships with each CRM customer are different in terms of breadth of component products purchased, purchased product volumes, length of contractual commitment, ordering patterns, inventory management and selling prices. Our ECP customers are primarily companies involved in oil and gas exploration, military, oceanography and aerospace.

We have entered into long-term supply agreements with some of our customers. For each of our products, we recognize revenue when the products are shipped and title passes.

Our CEO's View

We are very pleased with our financial performance in 2005. We achieved sales growth of 20%, and increased operating cash flow by $43.0 million. 2005 marked a year of considerable change in the industry. A factor in this year's performance has been the ability of our team to recognize this change, look for the opportunities that always accompany any changes and then, most importantly, capitalize on that new dynamic. We are pleased with our accomplishments and the commitment to the continued growth for our company, its associates and its shareholders. 2005 was an event filled year in our markets with significant merger and acquisition activity and marketplace customer field actions.

In the case of Greatbatch, we reacted quickly and decisively and were ultimately rewarded by our performance. Not all of the change this past year was initiated externally however, and there is much to report regarding our own "dynamic" news for 2005. First and foremost, we were pleased to bring two new production facilities on-line with the opening of Alden, NY and Tijuana, Mexico. The facility in Alden incorporates state-of-the-art capability for precise and efficient manufacture of implantable medical batteries and capacitors. This 125,000 square foot plant puts us in position to respond to our customers in a more timely and effective manner.

We were honored to have Mexico's President, Vicente Fox, as our guest at the dedication of our new 144,000 square foot facility in Tijuana. At that location we are, in part, concentrating on an aspect of the implantable device industry that represents, for us, the opportunity for both growth and diversification. It is there that we are providing sophisticated assembly services to existing and new customers both within, and outside, the CRM market in which we're so well established.

The Alden and Tijuana stories do not end there. Those sites are now, and will continue to be, critical elements in our strategic facilities consolidation plan. Capacitor production has been integrated into the Alden facility and the filtered feedthrough assembly operations have been relocated to the Tijuana facility. We are also consolidating all of our medical research and development operations into Clarence, NY. Additionally, feedthrough manufacturing operations will be transferred to Tijuana by mid-2007. These consolidations not only provide increased efficiencies and economies of operation, but also provide a unique synergy between product groups that never before existed with discrete locations.

With the ICD market expected to grow 20% over the next three to five years and with the further expansion of our commercial market presence into the telematics, oceanographic, military and core oil and gas industries, we feel confident that our consolidation and current manufacturing philosophy lays the foundation for supporting new and increasing manufacturing demands. In 2005, our commercial business revenues increased by 21%, resulting from an expansion of our sales presence in the marketplace. Seismic applications for our products in the areas of wave and ocean bottom research and exploration, along with military use in remote sensing and communications technology, are examples of our expansion beyond our traditional strength in the oil and gas industries. We are looking ahead to new markets, such as telematics and the possible introduction of rechargeable battery packs, which offer potential for sustained growth.

2005 marked the first production of the Greatbatch QHR (high rate) battery for the implantable medical device industry. This new technology further reinforces the reputation of Greatbatch as innovator, developer and manufacturer of implantable, medical power sources. At the same time, we are making progress in the development of a revolutionary high voltage capacitor solution to meet the demands of the next generation of CRM devices and are expecting release of that product in 2007. New inductor slab and molded header designs for devices are also in the development pipeline and offer opportunities for increased growth.

In addition to the aforementioned market opportunities, the neurostimulation market represents another growth opportunity for Greatbatch. The technology offers advanced therapy for relief from chronic pain, obesity, Parkinson's disease, depression, epilepsy, stroke, tremor and other conditions. Because of the diverse conditions for which it provides treatment, the neurostimulation market could easily rival the CRM market in size over the long term. Primary batteries are ultimately expected to be the power source of choice in more than half of the neurostimulation applications. These devices are similar in technology to pacemakers and we are currently developing our QMR (medium rate) power source technology to specifically meet the requirements of these new devices. We believe our QMR battery has some significant and critical advantages such as high energy in a small package, high power capabilities to drive advanced telemetry features, MRI enabled and stable discharge characteristics over life, with availability in proprietary and non-proprietary designs. We currently anticipate initial deliveries of the QMR technology to customers in the fourth quarter of 2006.

For the remainder of the neurostimulation market that has a higher power requirement that cannot be met by primary batteries, the answer lies with secondary power sources (rechargeable). We are presently investing in advancing our own rechargeable battery program. We expect that these high power and high energy cells will be available by the first half of 2007. With power solutions in position for our neurostimulation customers, we are poised for a logical and natural entry into selling our complete line of components (feedthroughs, coatings, enclosures and precision machined parts) to those same customers. Most of those products are very mature and will require little, if any, re-engineering to be valuable to neurostimulation manufacturers.

Beyond neurostimulation there is another therapy with which we've been integrally involved - the intravascular ICD. As with the benefits of traditional CRM therapies the new technology has been enabled by Greatbatch battery, capacitor and filtered feedthrough designs and capabilities. We are currently collaborating with a leader in the field to bring this new device category to market.

The foundation for the growth in our Company is dependant on successfully executing on our corporate strategy. This strategy is based on four key principles:

     1. maintaining our technology leadership;
     2. optimizing our operational capabilities;
     3. delivering customer focused growth; and
     4. pursuing business development opportunities.

Maintaining our technology leadership will require us to maintain a fresh pipeline of next generation core components, and to transition from supplying discrete products to providing integrated solutions by bundling our proprietary technology. Working closely with our customers to understand their product design changes will be important to minimize the threat of alternative and replacement technologies.

Optimizing our operational capabilities involves not only successfully executing on our facility consolidation plan, but is also predicated on maintaining a robust quality system to ensure product reliability and efficient internal business practices. In order to maintain a market leadership position, we must reduce the time to market and design products for manufacturability.

In order to deliver customer focused growth, we must understand our customer needs and design solutions into applications early in the end-product life cycle. Providing our customers with comprehensive solutions should allow us to better protect our market share position and reduce competitive threats.

Our biggest risk rests with the heavy concentration of sales with our three largest customers, which comprise approximately 70% of our total revenues. In order to establish a platform for growth, we must strengthen our competencies and broaden the Greatbatch customer base. As part of our growth strategy, we will continue to look for acquisitions that will allow us to diversify the customer base while maintaining our focus on proprietary growth products.

In summary, we've maintained our focus despite turbulence in the industry and actually leveraged those changes to our benefit. We've celebrated our 35 year anniversary. We are launching important new products that enhance an already enviable reputation for releasing innovative, high quality, safe and reliable technologies. We maintain a strong financial position and have in place an equally strong management team - both of which are essential for our future. All of these factors are critical in providing stability and growth during changing times.

Cost savings and consolidation efforts

During 2005, we recorded charges in other operating expense related to our ongoing cost savings and consolidation efforts. Additional information is set forth at Note 14 of the Notes to the Consolidated Financial Statements contained at Item 8 of this report.

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

The total cost estimated for these consolidation efforts is anticipated to be between $3.5 million and $4.0 million. Expenses of $2.8 million were incurred in 2005. Of these, $1.8 million were paid in cash, $0.8 million were for assets written-off, and $0.2 million remain to be paid. We expect to incur the remaining expense during the first quarter of 2006.

Carson City Facility shutdown and Tijuana Facility consolidation No. 1. On March 7, 2005, we announced our intent to close the Carson City, NV facility ("Carson City Facility") and consolidate the work performed at the Carson City Facility into the Tijuana, Mexico facility ("Tijuana Facility consolidation No. 1").

The total estimated cost for this facility consolidation plan is anticipated to be between $5.2 million and $5.5 million, comprised of $3.2 million for the Carson City Facility shutdown and $2.0 million to $2.3 million for Tijuana Facility consolidation No. 1. We expect to incur the remaining costs over the next three fiscal quarters. All categories of costs are considered to be cash expenditures, except for accelerated depreciation.

Carson City Facility shutdown expenses of $2.9 million were incurred in 2005, of which $0.2 million were paid in cash, $0.6 million have been recorded as accelerated depreciation and $2.1 million remain to be paid. Tijuana Facility consolidation No. 1 expenses of $1.5 million have been incurred and paid year to date.

Columbia Facility & ARL shutdown, Tijuana Facility consolidation No. 2, and RD&E Consolidation. On November 16, 2005, we announced our intent to close both the Columbia, MD facility ("Columbia Facility") and the Fremont, CA Advanced Research Laboratory ("ARL"). The manufacturing operations at the Columbia Facility will be moved into the Tijuana Facility ("Tijuana Facility consolidation No. 2"). The research, development and engineering ("RD&E") and product development functions at the Columbia Facility and at ARL have begun to relocate to the Technology Center in Clarence, NY.

The total estimated cost for this facility consolidation plan is anticipated to be between $7.9 million and $8.3 million. We expect to incur this additional cost over the next 6 quarters. All categories of costs are considered to be future cash expenditures, except for accelerated depreciation and asset write-offs.

Columbia Facility and ARL shutdown expenses of $1.1 million have been incurred year to date, of which $0.4 million have been recorded for assets written-off, and $0.7 million remain to be paid. Tijuana Facility consolidation plan No. 2 expenses of $0.01 million have been incurred and paid in cash in 2005.

Our Critical Accounting Estimates

The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America ("GAAP") requires management to make estimates and assumptions that affect reported amounts and related disclosures. The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements. Management considers an accounting estimate to be critical if:

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

-----------------------------------------------------------------------------------------------------------------------------------
Balance Sheet Caption / Nature of                                                           Effect of Variations on Key
Critical Estimate Item                 Assumptions / Approach Used                          Assumptions Used
-----------------------------------------------------------------------------------------------------------------------------------
Inventories                            Inventory standard costing requires complex          Variations in methods or assumptions
                                       calculations that include assumptions for overhead   could have a material impact on the
Inventories are stated at the lower    absorption, scrap and sample calculations,           results.  If our demand forecast for
of cost, determined using the          manufacturing yield estimates and the                specific products is greater than
first-in, first-out method, or         determination of which costs are capitalizable.      actual demand and we fail to reduce
market.                                The valuation of inventory requires us to estimate   manufacturing output accordingly, we
                                       obsolete or excess inventory as well as inventory    could be required to record
                                       that is not of saleable quality.                     additional inventory reserves, which
                                                                                            would have a negative impact on our
                                                                                            income from operations.
-----------------------------------------------------------------------------------------------------------------------------------
Goodwill and other indefinite lived    We perform an annual review, or more frequently if   We make certain estimates and
assets                                 indicators of potential impairment exist, to         assumptions that affect the
                                       determine if the recorded goodwill and other         determination of the expected future
Goodwill is initially recorded when    indefinite lived assets are impaired.  We assess     cash flows from our reporting units.
the purchase price paid for an         goodwill for impairment by comparing the fair        These estimates and assumptions
acquisition exceeds the estimated      value of the reporting units to their carrying       include sales growth projections,
fair value of the net identified       value to determine if there is potential             cost of capital projections, and
tangible and intangible assets         impairment.  If the fair value of a reporting unit   other key indications of future cash
acquired.  Other indefinite lived      is less than its carrying value, an impairment       flows.  Significant changes in these
assets such as trademark & names are   loss is recorded to the extent that the implied      estimates and assumptions could
considered non-amortizing intangible   fair value of the goodwill within the reporting      create future impairment losses in
assets as they are expected to         unit is less than its carrying value.  Fair values   either reporting unit.
generate cash flows indefinitely.      for goodwill are determined based primarily on
These assets are subject to the        discounted cash flows, however where appropriate,    For indefinite lived assets such as
estimation risks related to the        market multiples or appraised values may also be     trademark and names, we make certain
purchase price allocation conducted    used. Indefinite lived assets such as trademarks     estimates of the revenue streams and
at acquisition.                        and names are evaluated for impairment by using      the other future benefits accruing to
                                       the income approach.  This method is used to         us.  Significant changes in these
                                       estimate the value of intangibles by considering     estimates could create future
                                       the present worth of the stream of future benefits   impairments of these indefinite lived
                                       accruing to the owner of these assets. These         assets.
                                       future benefits are quantified by assuming a
                                       "Relief from Royalty."  The concept underlying the
                                       method is that the user realizes an enhanced
                                       earnings capacity from ownership of the intangible
                                       asset, equal to the royalty they would have to pay
                                       a third party for use of the name.
-----------------------------------------------------------------------------------------------------------------------------------
Long-lived assets                      We assess the impairment of long-lived assets when   Estimation of the useful lives of
                                       events or changes in circumstances indicate that     assets that are long-lived requires
Property, plant and equipment,         the carrying value of the assets may not be          significant management judgment.
definite-lived intangible assets,      recoverable.  Factors that we consider in deciding   Events could occur, including changes
and other long-lived assets are        when to perform an impairment review include         in cash flow that would materially
carried at cost.  This cost is         significant under-performance of a business or       affect our estimates and assumptions
charged to depreciation or             product line in relation to expectations,            related to depreciation.  Unforeseen
amortization expense over the          significant negative industry or economic trends,    changes in operations or technology
estimated life of the operating        and significant changes or planned changes in our    could substantially alter the
assets primarily using straight-line   use of the assets.  Recoverability potential is      assumptions regarding the ability to
rates.  Long-lived assets acquired     measured by comparing the carrying amount of the     realize the return of our investment
through acquisition are subject to     asset group to the related total future              in operating assets and therefore the
the estimation risks related to the    undiscounted cash flows.  If an asset group's        amount of depreciation expense to
initial purchase price allocation      carrying value is not recoverable through related    charge against both current and
and the on-going impairment            cash flows, the asset group is considered to be      future sales.  Also, as we make
assessment.  Long-lived assets         impaired.  Impairment is measured by comparing the   manufacturing process conversions and

-----------------------------------------------------------------------------------------------------------------------------------
Balance Sheet Caption / Nature of                                                           Effect of Variations on Key
Critical Estimate Item                 Assumptions / Approach Used                          Assumptions Used
-----------------------------------------------------------------------------------------------------------------------------------
acquired in the ordinary course of     asset group's carrying amount to its fair value,     other factory planning decisions, we
business are also subject to           based on the best information available, including   must make subjective judgments
impairment assessment.                 market prices or discounted cash flow analysis.      regarding the remaining useful lives
                                       When it is determined that useful lives of assets    of assets, primarily manufacturing
                                       are shorter than originally estimated, and there     equipment and building improvements.
                                       are sufficient cash flows to support the carrying
                                       value of the asset group, we accelerate the rate
                                       of depreciation in order to fully depreciate the
                                       assets over their new shorter useful lives.
-----------------------------------------------------------------------------------------------------------------------------------
Provision for Income Taxes             In relation to recording the provision for income    Changes could occur that would
                                       taxes, management must estimate the future tax       materially affect our estimates and
In accordance with the liability       rates applicable to the reversal of tax              assumptions regarding deferred
method of accounting for income        differences, make certain assumptions regarding      taxes.  Changes in current tax laws
taxes specified in Statement of        whether tax differences are permanent or temporary   and tax rates could affect the
Financial Accounting Standards No.     and the related timing of expected reversal.         valuation of deferred tax assets and
109, Accounting for Income Taxes,      Also, estimates are made as to whether taxable       liabilities, thereby changing the
the provision for income taxes is      operating income in future periods will be           income tax provision.  Also,
the sum of income taxes both           sufficient to fully recognize any gross deferred     significant declines in taxable
currently payable and deferred.  The   tax assets.  If recovery is not likely, we must      income could materially impact the
changes in deferred tax assets and     increase our provision for taxes by recording a      realizable value of deferred tax
liabilities are determined based       valuation allowance against the deferred tax         assets.  At December 31, 2005 we had
upon the changes in differences        assets that we estimate will not ultimately be       $6.3 million of deferred tax assets
between the basis of assets and        recoverable.  Alternatively, we may make estimates   on our balance sheet.  A 1% increase
liabilities for financial reporting    about the potential usage of deferred tax assets     in the effective tax rate would
purposes and the basis of assets and   that decrease our valuation allowances.  As of       increase the current year provision
liabilities as measured by the         December 31, 2005, the Company has recorded a        by $155,000, reducing fully diluted
enacted tax rates that management      valuation allowance of $4.8 million against          earnings per share by $0.01 based on
estimates will be in effect when the   potential non-utilizable deferred tax assets.        shares outstanding at December 31,
differences reverse.                                                                        2005.
                                       In addition, the calculation of our tax
                                       liabilities involves dealing with uncertainties in
                                       the application of complex tax regulations.  We
                                       recognize liabilities for anticipated tax audit
                                       issues in the U.S. and other tax jurisdictions
                                       based on our estimate of whether, and the extent
                                       to which, additional income taxes will be due.  If
                                       we ultimately determine that payment of these
                                       amounts is unnecessary, we reverse the liability
                                       and recognize a tax benefit during the period in
                                       which we determine that the liability is no longer
                                       necessary.  We record an additional charge in our
                                       provision for income taxes in the period in which
                                       we determine that the recorded tax liability under
                                       the criteria established by Financial Accounting
                                       Standard No. 5 "Accounting for Contingencies" is
                                       less than we expect the ultimate assessment to
                                       be.
-----------------------------------------------------------------------------------------------------------------------------------

Our Financial Results

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The commentary that follows should be read in conjunction with our consolidated financial statements and related notes. We utilize a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31st. For clarity of presentation, the Company describes all periods as if the year-end is December 31st.

Results of Operations                               Year ended December 31,              2005 - 2004             2004 - 2003
In thousands, except per share data              2005      2004(1)(3)    2003(3)      $ Change   % Change     $ Change   % Change
                                              -----------------------------------    ----------------------  ---------------------
IMC
   ICD batteries                              $  45,803    $  35,742    $  41,494    $  10,061          28%  $  (5,752)       -14%
   Pacemaker and other batteries                 21,708       19,434       24,578        2,274          12%     (5,144)       -21%
   ICD capacitors                                20,709       21,981       31,668       (1,272)        -6%      (9,687)       -31%
   Feedthroughs                                  59,210       47,387       48,257       11,823          25%       (870)        -2%
   Enclosures                                    23,866       21,709       24,742        2,157          10%     (3,033)       -12%
   Other                                         36,618       26,402       19,482       10,216          39%      6,920         36%
                                              -----------------------------------    ----------------------  ---------------------
Total IMC                                       207,914      172,655      190,221       35,259          20%    (17,566)        -9%
ECP                                              33,183       27,464       26,144        5,719          21%      1,320          5%
                                              -----------------------------------    ----------------------  ---------------------
Total sales                                     241,097      200,119      216,365       40,978          20%    (16,246)        -8%
Cost of sales - excluding amortization of
  intangible assets                             151,543      119,397      126,537       32,146          27%     (7,140)        -6%
Amortization of intangible assets - cost
  of sales                                        3,841        4,002        3,217         (161)        -4%         785         24%
                                              -----------------------------------    ----------------------  ---------------------
Gross profit (2)                                 85,713       76,720       86,611        8,993          12%     (9,891)       -11%
Gross margin                                       35.6%        38.3%        40.0%                    -2.7%                  -1.7%

Selling, general, and administrative
  expenses ("SG&A")                              31,528       26,719       30,384        4,809          18%     (3,665)       -12%
SG&A as a % of sales                               13.1%        13.4%        14.0%                    -0.3%                  -0.6%

Research, development and engineering costs,
  net ("RD&E")                                   18,725       18,476       16,991          249           1%      1,485          9%
RD&E as a % of sales                                7.8%         9.2%         7.9%                    -1.4%                   1.3%

Other operating expense                          18,574        4,585        1,036       13,989         305%      3,549        343%
                                              -----------------------------------    ----------------------  ---------------------
Operating income                                 16,886       26,940       38,200      (10,054)       -37%     (11,260)       -29%
Operating margin                                    7.0%        13.5%        17.7%                   -6.5%                   -4.2%

Interest expense                                  4,613        4,535        4,101           78           2%        434         11%
Interest income                                  (3,113)      (1,235)        (702)      (1,878)        152%       (533)        76%
Other (income) expense, net                         (78)         (92)       1,485           14        -15%      (1,577)      -106%
Provision for income taxes                        5,357        9,514       10,028       (4,157)       -44%        (514)        -5%
Effective tax rate                                 34.6%        40.1%        30.1%                   -5.5%                   10.0%

                                              -----------------------------------    ----------------------  ---------------------
Net income                                    $  10,107    $  14,218    $  23,288    $  (4,111)       -29%   $  (9,070)       -39%
                                              ===================================    ======================  =====================
Net margin                                          4.2%         7.1%        10.8%                   -2.9%                   -3.7%

Diluted earnings per share                    $    0.46    $    0.66    $    1.05    $   (0.20)       -30%   $   (0.39)       -37%

(1) As restated, see Note 2 to the accompanying consolidated financial statements.

(2) Gross profit, which equals total sales minus cost of sales including amortization of intangibles, has been revised from prior year.

(3) Amounts presented for sales have been expanded to better coincide with our significant product lines.

FISCAL 2005 COMPARED WITH FISCAL 2004

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

The 2005 results received the benefit of market place customer field actions surrounding ICD products. However, it is extremely difficult to identify how much benefit we received during the year. We do not have specific information on the nature of the orders and can only assume that some percentage of the increase relates to the ICD marketplace customer field actions.

Our customers may initiate field actions with respect to market-released products. These actions may include product recalls or communications with a significant number of physicians about a product or labeling issue. The scope of such actions can range from very minor issues affecting a small number of units to more significant actions, including a recall. There are a number of factors, both short-term and long-term related to these field actions that may impact our results. In the short-term, if product has to be replaced, or customer inventory levels have to be restored, this will result in increased component demand. Also, changing customer order patterns due to market share shifts or accelerated device replacements may also have a positive impact on our sales results in the near-term. These same factors may have longer-term implications as well. Customer inventory levels may ultimately have to be rebalanced to match demand.

Moving beyond the field actions, the increase in demand is not isolated to any one customer. We saw strength across all of our products and our entire customer base. We believe that the market continues to exhibit strong underlying growth fundamentals (as evidenced by the increased number of CRM device implants) and that we are well positioned to participate in this market growth.

The increase in IMC sales of 20% for 2005 was primarily due to increased demand for ICD batteries, filtered feedthroughs, coated components and medical enclosures offset by an average 2% reduction in selling prices.

ECP. Similar to IMC customers, we have pricing arrangements with our customers that many times do not specify minimum quantities. Our visibility to customer ordering patterns is over a relatively short period of time.

The ECP sales increase of 21% for 2005 was driven by the following factors:
First and foremost, we have expanded our commercial sales force. We are aggressively pursuing new business opportunities and have been successful on many of these fronts.

Second, we have significantly reduced our manufacturing lead times at our Canton, Massachusetts facility, which has allowed us to be more responsive to our customers' needs. We will continue to expand on these efforts from various lean manufacturing initiatives that are underway in our Canton facility and throughout the Company. Reduced lead times have allowed us to win customer orders that would normally have gone to other suppliers.

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

2006 Sales Outlook

We expect 2006 net sales to increase 2% to 10%. We expect IMC sales to increase by 1% to 10%. This projection takes into consideration the effect of the marketplace field actions that occurred in 2005 and resulted in incremental medical sales of $10.0 million to $15.0 million. IMC's primary markets are CRM and neurostimulation. The CRM market is comprised of two sub-markets - ICD and pacemaker. In 2006, the ICD market is expected to grow between 15% - 20% and the pacemaker market growth is expected to be 0% to 4%. The neurostimulation market is expected to grow by 18% to 20%. Growth in these markets is based on expanding patient base indicated for device therapy, broader medical reimbursement coverage, favorable clinical trials and expanding indications for treatment of various medical conditions.

We expect ECP sales to increase by 6% to 12%. ECP's primary markets are oil and gas, as well as oceanographic. In 2006, these markets are expected to grow by 6% and 11%, respectively. Growth in these markets will be driven by the price of oil, increased requirements for pipeline inspections, and increased monitoring of wave and ocean bottom research.

Cost of Sales

The 2005 impact on cost of sales as a percentage of sales was primarily due to the following factors:

                                                                     Year ended
                                                                    December 31,
                                                                        2005

Production efficiencies primarily associated with higher volumes (a)       -3.4%
Excess capacity at wet tantalum capacitor and Tijuana facilities (b)        2.2%
Lower IMC selling prices (c)                                                1.5%
Profit sharing accruals and incentive compensation (d)                      0.3%
Warranty (e)                                                                1.0%
Other                                                                       1.1%
                                                                            ----
   Total percentage point impact on cost of sales as a
     percentage of sales                                                    2.7%
                                                                            ====

a. This decrease in cost of sales is primarily due to the fact that as production volumes increase, fixed costs such as plant overhead and depreciation do not increase at the same rate.
b. During 2005, two facilities were not being utilized to their full capacity. The capacitor facility was initially established to handle higher levels of production quantities. The capacitor facility is expected to be fully consolidated into the Alden facility by the end of the first quarter 2006. This should eliminate the costs associated with the original capacitor facility. The Tijuana facility is new for 2005 and as a result its floor space and infrastructure are considered under utilized at this time. The production of feedthroughs (currently being performed in Carson City and Columbia) is in the process of being relocated to the Tijuana facility. See the "cost savings and consolidation" section for additional information.
c. Sales prices for Implantable Medical Components are subject to pricing agreements with customers. Many times these agreements allow for changes in price due to customer specific levels of demand.
d. Based on several metrics, this year's profit sharing and incentive calculations were higher than in 2004.
e. We incurred incremental warranty costs in 2005 to settle customer claims related to the IMC segment.

We expect cost of sales as a percentage of sales to decrease over the next several years as the result of the consolidation efforts and the elimination of excess capacity. Excess capacity for the Tijuana Facility is not expected to be eliminated until mid 2007 when the last announced consolidation effort is anticipated to be completed (see the "cost savings and consolidation" section for additional information).

SG&A expenses

The increase in SG&A expenses for 2005 is primarily due to the following factors (in millions):


                                                                    Year ended
                                                                    December 31,
                                                                       2005

Higher incentive compensation                                       $       3.4
Increase in sales and marketing workforce                                   1.0
Depreciation related to ERP system partially installed in 2004              1.5
Costs associated with Sarbanes-Oxley compliance                            (0.5)
Other, including costs associated with the new Tijuana Facility            (0.6)
                                                                    -----------
    Net increase in SG&A                                            $       4.8
                                                                    ===========


SG&A expenses are expected to increase in 2006 by approximately $3.7 to $4.3 million due to the implementation of SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123(R)"). This incremental cost is expected to be partially offset by savings in other areas. However, the increase in sales and marketing is expected to continue into the future.

RD&E expenses

Net research, development and engineering costs are as follows (in millions):

                                                        Year ended December 31,
                                                           2005         2004

Research and development costs                         $      17.1   $     15.8
                                                       -----------   ----------

Engineering costs                                              5.5          6.7
Less cost reimbursements                                      (3.9)        (4.0)
                                                       -----------   ----------
Engineering costs, net                                         1.6          2.7
                                                       -----------   ----------
Total research and development and engineering
  costs, net                                           $      18.7   $     18.5
                                                       ===========   ==========


Gross RD&E spending was slightly higher in 2005 compared to 2004. Expenses increased during 2005 by $2.1 million for increased staffing in RD&E to support increased research initiatives for IMC. These expenses were offset by the QHR battery product line moving from the development stage into production ($1.3 million). The gross costs in each year were offset by repayments for development efforts for projects where the company is reimbursed for achieving certain development milestones. These reimbursements were 4% lower in 2005 compared to 2004, resulting in the increase in net expense.

Gross RD&E spending is anticipated to increase in 2006 based on the number of projects currently in development. We estimate that net RD&E costs will be in the range of 9% to 10% of sales in 2006.

Other operating expense

Other operating expense for 2005 and 2004 comprised the following costs (in millions):


                                                        Year ended December 31,
                                                          2005           2004

Carson City facility shutdown (a)                     $        2.9  $         --
Alden facility consolidation (a)                               2.8            --
Tijuana start-up (a)                                           2.8           0.9
Severance (a)                                                  1.5           0.8
Columbia Facility and Advanced Research
  Laboratory shutdown (a)                                      1.1            --
Costs to exit development agreement (b)                        1.2            --
Asset dispositions and other (c)                               6.3           0.9
Patent acquisition (d)                                          --           2.0
                                                      ------------  ------------
                                                      $       18.6  $        4.6
                                                      ============  ============


a. Refer to "Cost savings and consolidation efforts" discussion for disclosure related to the timing and level of remaining expenditures for these items as of December 31, 2005. In 2004, the severance charge was from a 7% mid-year reduction in workforce.

b. The $1.2 million charge was recorded in other operating expenses during the second quarter of 2005 for charges associated with the discontinuation of a drug pump development agreement, which was transferred back to the customer for further development.
c. This caption includes a $2.8 million write-down of automated cathode assembly equipment in 2005. This charge was primarily related to a decision not to continue to use some battery production equipment. The manufacturing process related to this equipment did not match our overall manufacturing strategy. Remaining expenditures in 2005 and 2004 were for asset disposals.
d. The charge is associated with patents acquired in the second quarter of 2004. These patents cover how capacitors are used in an ICD. Although management believes the patents could have been successfully challenged in court proceedings, a decision was made to acquire the patents and remove this as a potential obstacle for existing customers to more fully adopt wet tantalum technology and for potential customers to initially adopt the technology.

Other operating expenses for 2006 are expected to be in the range of $10.0 million and $12.5 million primarily related to plant consolidations and asset dispositions. In the future, other operating expenses are expected to be substantially reduced after the second quarter of 2007 when the last announced consolidation effort is anticipated to be completed.

Interest expense and interest income

Interest expense is consistent with prior year, and is primarily related to the contingent convertible notes. Interest income increased during 2005 in comparison to 2004 due to higher interest rates and higher cash and short-term investment balances.

Provision for income taxes

Our effective tax rate is below the United States statutory rate primarily as a result of federal research and development tax credits and the allowable Extraterritorial Income Exclusion ("ETI") for 2005. The effective tax rate in 2004 was higher than in 2005 primarily due to the recognition of a valuation allowance against state investment tax credits that were no longer deemed more likely than not to be realized.

In accordance with Financial Accounting Standards No. 5, Accounting for Contingencies, the Company records tax contingencies when the exposure item becomes probable and reasonably estimable. In an audit during 2005, the Internal Revenue Service ("IRS") has questioned the amount of the deduction relative to the interest expense associated with the Convertible Subordinated Notes ("CSN"). A deferred tax liability has been established for the difference between the amount of interest expense deducted for income taxes and the amount recorded as expense for book purposes. The amount of the recorded deferred income tax liability as of December 31, 2005 is approximately $11,428. If the entire interest expense deduction is disallowed by the IRS, an additional $3.5 million would be payable, and recorded as an expense. The Company maintains that the risk of the entire interest expense deduction being disallowed is minimal. If the amount of interest expense deduction up to the difference between the amount recorded for books and tax is disallowed, a portion of the deferred income tax liability would become currently payable. The Company believes that it has appropriate support for its income tax provision and that the income tax balances have been properly recorded at December 31, 2005.

We expect the tax rate to continue to be slightly less than the federal statutory rate of 35% in 2006.


FISCAL 2004 COMPARED WITH FISCAL 2003

Sales

IMC. Volume accounted for approximately 7% of the 9% decrease in IMC sales, primarily due to lower demand by a major customer for wet tantalum capacitors. Total sales to this customer declined by $27.0 million in comparison to 2003. Sales to other customers increased by 11% over 2003. The balance of the decrease (2%) was attributable to lower selling prices. The decrease in volume of batteries and capacitors was partially offset by increased volume of other IMC products, primarily coated components.

ECP. The 5% increase in ECP sales was due to volume, resulting from increased demand in the oil and gas market both domestically and internationally.

Cost of Sales

The impact on cost of sales as a percentage of sales for 2004 was primarily due to the following factors:

                                                                     Year ended
                                                                    December 31,
                                                                        2004

Lower IMC selling prices (a)                                                2.0%
Excess capacity at wet tantalum capacitor and Tijuana
  facilities (b)                                                            1.0%
Cost savings (c)                                                           -1.8%
Amortization of intangible assets(d)                                        0.5%
                                                                           ----
   Total percentage point impact on cost of sales as a
     percentage of sales                                                    1.7%
                                                                           ====

a. Selected contracts negotiated with IMC customers resulted in reduced selling prices in 2004. A portion of the 2004 price reductions were based on customer volume commitments.
b. Increased period costs resulting from excess capacity at our wet tantalum capacitor manufacturing plant.
c. Savings related to cost savings initiatives instituted in 2004, primarily scrap reductions.
d.   Primarily due to the acquisition of NanoGram in 2004.

SG&A expenses

The increase in SG&A expenses for 2004 is primarily due to the following factors (in millions):

                                                                    Year ended
                                                                   December 31,
                                                                       2004

Realignment of management resources allocated to SG&A              $       (3.4)
Reductions in incentive compensation                                       (1.0)
Costs associated with Sarbanes-Oxley compliance                             1.0
Other                                                                      (0.3)
                                                                   ------------
    Net decrease in SG&A                                           $       (3.7)
                                                                   ============

RD&E expenses

Net research, development and engineering costs are as follows (in millions):

                                                        Year ended December 31,
                                                           2004      2003

Research and development costs                          $     15.8   $      9.5
                                                        ----------   ----------

Engineering costs                                              6.7          8.6
Less cost reimbursements                                      (4.0)        (1.1)
                                                        ----------   ----------
Engineering costs, net                                         2.7          7.5
                                                        ----------   ----------
Total research and development and engineering
  costs, net                                            $     18.5   $     17.0
                                                        ==========   ==========


The main causes of the increase in gross costs in 2004 include additional costs related to the Chief Technology Officer position ($.9 million) and additional development project expenses ($1.3 million). The balance was primarily due to the acquisition of NanoGram in March 2004, which was primarily engaged in research activities. These costs were offset by an increase in development efforts for projects where the company is reimbursed for achieving certain development milestones.

Other operating expense

Other operating expense for 2004 and 2003 comprised the following costs (in millions):

                                                         Year ended December 31,
                                                            2004        2003

Patent acquisition (a)                                  $       2.0  $        --
Tijuana start-up (b)                                            0.9           --
Severance (c)                                                   0.8           --
Asset dispositions and other (d)                                0.9          1.0
                                                        -----------  -----------
                                                        $       4.6  $       1.0
                                                        ===========  ===========

a.   Cost associated with patents acquired in the second quarter of 2005.

b.   Severance cost from a 7% mid-year reduction in workforce.
c.   Costs associated with the start-up of Tijuana facility.
d. Costs primarily related to various asset disposals in both periods presented.

Interest expense and interest income

Interest expense increased due to the addition of $90.0 million in interest-bearing debt in May of 2003 resulting from the issuance of the convertible subordinated notes.

Interest income increased as the issuance of the convertible subordinated notes provided additional funds that are being invested on a short-term basis.

Provision for income taxes

Our effective tax rate increased primarily due to the recording of a valuation allowance against certain New York State deferred tax assets. Based on managements' review, after considering both the positive and negative support, it was determined that certain tax assets primarily investment tax credits and employees incentive credits were not considered to be more likely than not to be realized. The tax provision increase related to the valuation allowance was $3.1 million.

Our effective tax rate is above the United States statutory rate primarily as a result of the recording of the increased valuation allowance.


Liquidity and Capital Resources

The following liquidity and capital resources discussion has been updated for the effects of the restatement discussed in Note 2 to the condensed consolidated financial statements.

                                                               December 31,
(Dollars in millions)                                       2005         2004

Cash and cash equivalents and short-term
  investments (a)                                       $     112.1  $      92.2
Working capital                                         $     152.0  $     132.4
Current ratio                                               4.5:1.0      5.7:1.0


a. Short-term investments consist of investments acquired with maturities that exceed three months and are less than one year at the time of acquisition, equity securities classified as available-for-sale, and auction rate securities. The Working capital increased during 2005 primarily due to cash flow generated from operations net of capital expenditures reflected in the $19.9 million increase in cash and cash equivalents and short-term investments.

Revolving Line of Credit

On May 31, 2005, we amended our Senior Secured Credit Facility, which included changes to the underlying covenants. The amended facility replaced the old $20.0 million revolving credit facility with a new three-year $50.0 million Revolving Credit Facility ("new revolver"), which contains a $10.0 million sub-limit for the issuance of commercial or standby letters of credit. The new revolver is secured by our non-realty assets including cash, accounts and notes receivable, and inventories. The new revolver requires us to comply with two quarterly financial covenants. The first relates to the ratio of consolidated net earnings or loss before interest, taxes, depreciation, and amortization ("EBITDA") to Fixed Charges. The second is a Leverage ratio, which is calculated based on the ratio of Consolidated Funded Debt less Cash, Cash Equivalent Investments and Short-Term Investments to Consolidated EBITDA, as defined in the Senior Secured Credit Facility agreement. Interest rates under the new revolver vary with our leverage. We are required to pay a commitment fee of between .125% and .250% per annum on the unused portion of the new revolver based on our leverage. As of December 31, 2005, we had no balance outstanding on the new revolver.

Our principal sources of liquidity are our operating cash flow combined with our working capital of $152.0 million at December 31, 2005 and availability under the new revolver. Historically we have generated cash from operations sufficient to meet our capital expenditure and debt service needs, other than for acquisitions. At December 31, 2005, our current ratio was 4.5:1.

The Company regularly engages in discussions relating to potential acquisitions and may announce an acquisition transaction at any time.

Operating activities

In total, net cash flows provided by operating activities for the year ended December 31, 2005 decreased by a nominal amount from 2004. Net income decreased by $4.1 million, the adjustments to reconcile net cash provided by operating activities increased by $1.7 million and the changes in other operating assets and liabilities increased by $2.3 million. Depreciation and amortization increased primarily due to placing in service the facilities and equipment related to the Alden and Tijuana facilities and a full year of depreciation on the ERP system. The 2004 deferred tax benefit was higher than 2005 by $7.9 million, which includes the impact of the valuation allowance increase. Increased inventories in 2005, primarily due to the start-up of Tijuana facility operations, were offset by increased accrued liabilities related primarily to increased incentive compensation.

Investing activities

The majority of the current year increase in acquisition of property, plant and equipment ("PP&E") was for the following:

     a.   New medical power manufacturing plant in Alden, NY - $9.6 million; and
     b.   New assembly plant in Tijuana, Mexico - $10.4 million.

The increase in PP&E was offset by proceeds of $5.2 million related to the sale of the Amherst, NY and Carson City, NV real estate in 2005.

In March 2004, we purchased NanoGram for approximately $45.7 million (subsequently renamed as Greatbatch Technologies Advanced Research Laboratories, Inc. "ARL"). The most significant elements of the purchase price allocation were to patented and unpatented technology and goodwill. The costs allocated to patented and unpatented technology are being amortized over the remaining estimated useful life of 11.5 years. The residual amount of the allocation of $35.1 million went to goodwill, which is not amortized but rather subject to periodic testing as part of the total IMC reporting unit goodwill impairment testing. The research, development and engineering (RD&E) functions at ARL are being relocated to the Technology Center in Clarence, New York.

Net short-term investments increased by approximately $8.3 million from 2004 to 2005, which resulted in a decrease in our cash and cash equivalents balance. We intend to be able to use the majority of our short-term investments for short-term cash needs as their current maturities are primarily less than three months.

Financing activities

Payments on capital lease obligations and cash from non-qualified stock option exercises are the primary financing activities for 2005 and 2004.

During 2003, we successfully completed a $170.0 million convertible subordinated notes offering. The proceeds of this offering were utilized to repay $85.0 million in long-term debt that was previously outstanding.

Capital Structure

At December 31, 2005, our capital structure consisted primarily of $170.0 million of convertible subordinated notes and our 21.7 million shares of common stock outstanding. We have in excess of $112.1 million in cash, cash equivalents and short-term investments and are in a position to facilitate future acquisitions if necessary. We are also authorized to issue 100 million shares of common stock and 100 million shares of preferred stock. The market value of our outstanding common stock since our IPO has exceeded our book value; accordingly, we believe that if needed we can access public markets to sell additional common or preferred stock assuming conditions are appropriate.

Our capital structure allows us to support our internal growth and provides liquidity for corporate development initiatives. The current expectation for 2006 is that capital spending is expected to be in the range of $22.0 million to $27.0 million, of which $5.0 to $7.0 million is attributable to the Tijuana Facility build-out. The remainder will be used for manufacturing improvements and normal maintenance capital.

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

During 2002, a former non-medical customer commenced an action alleging that the Company had used proprietary information of the customer to develop certain products. We have meritorious defenses and are vigorously defending the matter. The potential risk of loss is between $0.0 and $1.7 million.

Contractual Obligations

The following table summarizes our significant contractual obligations at December 31, 2005, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

                                 -----------------------------------------------------
                                            Less than                        More than
CONTRACTUAL OBLIGATIONS            Total      1 year   1-3 years  3-5 years   5 years
                                 -----------------------------------------------------
Long-Term Debt Obligations (a):
   Convertible Debentures        $ 170,000  $      --  $      --  $      --  $ 170,000
   Capital Lease Obligations           464        464         --         --         --
Operating Lease Obligations (b)      9,279      2,140      2,287      1,640      3,212
Purchase Obligations (c)             3,400      3,400         --         --         --
                                 ---------  ---------  ---------  ---------  ---------
Total                            $ 183,143  $   6,004  $   2,287  $   1,640  $ 173,212
                                 =========  =========  =========  =========  =========

a. The current portion of these liabilities is included. Amounts do not include imputed interest. The annual interest expense on the convertible debentures is 2.25%, or $3.8 million which is paid semi-annually. See Note 10 - Debt of the Notes to the Consolidated Financial Statements in this Form 10-K for additional information about our long-term obligations.
b. See Note 16 - Commitments and Contingencies of the Notes to the Consolidated Financial Statements in this Form 10-K for additional information about our operating lease obligations.
c. Purchase orders or contracts for the purchase of raw materials and other goods and services are not included in the table above. For the purposes of this table, contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase orders are normally based on our current manufacturing needs and are fulfilled by our vendors within short time horizons. We enter into blanket orders with vendors that have preferred pricing and terms, however these orders are normally cancelable by us without penalty. We do not have significant agreements for the purchase of raw materials or other goods specifying minimum quantities or set prices that exceed our expected requirements in the short-term. We also enter into contracts for outsourced services; however, the obligations under these contracts were not significant and the contracts generally contain clauses allowing for cancellation without significant penalty. During 2004, the Company commenced the build out of its medical battery and capacitor manufacturing facility in Alden, NY and its value-add manufacturing facility in Tijuana, Mexico. These facilities will enable the Company to further consolidate its operations and implement state of the art manufacturing capabilities at both locations. The contractual obligations at December 31, 2005 for continuing construction of these facilities are $3.4 million and will be financed by existing, or internally generated cash.


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

In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143" ("FIN 47"). FIN 47 requires the recognition of a liability for the fair value of a legally-required conditional asset retirement obligation when incurred, if the liability's fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. We adopted FIN 47 in fiscal 2005 and its effect on our consolidated financial position, consolidated results of operations, and liquidity was not material.

In December 2004, the FASB issued SFAS No. 123(R) (revised 2004), Share-Based Payment ("SFAS No. 123(R)"). This statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This standard requires the Company to measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards. The cost will be recognized as compensation expense over the vesting period of the awards. We anticipate adopting the provisions of SFAS No. 123(R) on January 1, 2006 using the modified prospective method. Accordingly, compensation expense will be recognized for all newly granted awards and awards modified, repurchased, or cancelled after January 1, 2006. Compensation cost for the unvested portion of awards that are outstanding as of January 1, 2006 will be recognized ratably over the remaining vesting period. The compensation cost for the unvested portion of awards will be based on the fair value at date of grant as calculated for our pro forma disclosure under SFAS 123. We estimate that the effect on net income and earnings per share in the periods following adoption of SFAS 123(R) will be consistent with our pro forma disclosure under SFAS No. 123 included in the notes to our consolidated financial statements, except that estimated forfeitures will be considered in the calculation of compensation expense under SFAS 123(R) and will reduce the expense accordingly. Additionally, the actual effect on net income and earnings per share will vary depending upon the number of options granted in subsequent periods compared to prior years. We currently estimate that the compensation expense related to the adoption of SFAS 123(R) will be between $5.0 million and $6.0 million based on options expected to be vested and granted in 2006 as well as the vesting of outstanding options at December 31, 2005.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 ("SFAS No. 151"). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, handling costs and wasted material (spoilage). Among other provisions, the new rule requires that such items be recognized as current-period charges, regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. We do not expect that the adoption of SFAS No. 151 will have a material effect on our consolidated financial position, consolidated results of operations, or liquidity.


ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk

Under our existing line of credit any borrowings bear interest at fluctuating market rates. At December 31, 2005, we did not have any borrowings outstanding under our line of credit and thus no interest rate sensitive financial instruments other than short-term investments. We do not believe that the impact of fluctuations in interest rates on short-term investments will have a material effect on our consolidated financial statements.

The company incurs certain expenses related to the Tijuana operations that are denominated in a foreign currency. We do not believe that the impact of foreign currency fluctuations will have a material effect on our consolidated financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following consolidated financial statements of our Company and the report of our independent registered public accounting firm thereon are set forth below.

         Report of Independent Registered Public Accounting Firm

         Consolidated Balance Sheets as of December 31, 2005 and 2004 (As restated).

         Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2005, 2004 (As restated) and 2003.

         Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 (As restated) and 2003.

         Consolidated Statements of Stockholders' Equity for the years ended December 31, 2005, 2004 (As restated) and 2003.

         Notes to Consolidated Financial Statements (As restated).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Greatbatch, Inc.
Clarence, New York

We have audited the accompanying consolidated balance sheets of Greatbatch, Inc. and subsidiaries (the "Company") as of December 30, 2005 and December 31, 2004, and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 30, 2005. Our audits also included the consolidated financial statement schedule at Item 15(a) (2). These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2005 and December 31, 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 30, 2005, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2006 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

As discussed in Note 2, the accompanying consolidated financial statements as of and for the period ended December 31, 2004 have been restated.

/s/ Deloitte & Touche LLP

Buffalo, New York
March 14, 2006

                                GREATBATCH, INC.
                          CONSOLIDATED BALANCE SHEETS
                 (In thousands except share and per share data)
--------------------------------------------------------------------------------

ASSETS                                                          December 31,
                                                             2005      2004 (1)
Current assets:
  Cash and cash equivalents                               $  46,403   $  34,795
  Short-term investments                                     65,746      57,437
  Accounts receivable, net of allowance of $450 in 2005
    and $405 in 2004                                         29,997      24,288
  Inventories                                                45,184      34,027
  Refundable income taxes                                       928       1,634
  Deferred income taxes                                       6,257       3,622
  Prepaid expenses and other current assets                   1,488       1,037
  Asset available for sale                                       --       3,600
                                                          ---------   ---------
          Total current assets                              196,003     160,440

Property, plant, and equipment, net                          97,705      92,210
Intangible assets, net                                       31,891      35,732
Trademark and names                                          28,252      28,252
Goodwill                                                    155,039     155,039
Other assets                                                  4,021       4,493
                                                          ---------   ---------
Total assets                                              $ 512,911   $ 476,166
                                                          =========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                        $  13,678   $   8,971
  Accrued expenses and other current liabilities             29,903      18,109
  Current portion of long-term debt                             464       1,000
                                                          ---------   ---------
           Total current liabilities                         44,045      28,080

Long-term debt, net of current portion                           --         652
Convertible subordinated notes                              170,000     170,000
Deferred income taxes                                        30,261      23,296
                                                          ---------   ---------
           Total liabilities                                244,306     222,028
                                                          ---------   ---------

Commitments and contingencies (Note 16)

Stockholders' equity:
  Preferred stock, $.001 par value, authorized
    100,000,000 shares; no shares issued or outstanding
    in 2005 or 2004
  Common stock, $.001 par value, authorized 100,000,000
    shares; 21,658,134 shares issued in 2005 and
    21,410,319 shares issued in 2004                             22          21
  Additional paid-in capital                                217,104     212,131
  Deferred stock-based compensation                          (1,490)       (833)
  Treasury stock, at cost; 4,679 common shares in 2004           --         (95)
  Retained earnings                                          53,039      42,932
  Accumulated other comprehensive loss                          (70)        (18)
                                                          ---------   ---------
           Total stockholders' equity                       268,605     254,138
                                                          ---------   ---------
Total liabilities and stockholders' equity                $ 512,911   $ 476,166
                                                          =========   =========

(1)  As restated, see Note 2.

              The accompanying notes are an integral part of these
                       consolidated financial statements

                                GREATBATCH, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                                   Year Ended December 31,
                                                                2005      2004(1)       2003
Sales                                                        $ 241,097   $ 200,119   $ 216,365

Costs and expenses:
Cost of sales - excluding amortization of intangible assets    151,543     119,397     126,537
Amortization of intangible assets - cost of sales                3,841       4,002       3,217
Selling, general and administrative expenses                    31,528      26,719      30,384
Research, development and engineering costs, net                18,725      18,476      16,991
Other operating expense, net                                    18,574       4,585       1,036
                                                             ---------   ---------   ---------
  Operating income                                              16,886      26,940      38,200
Interest expense                                                 4,613       4,535       4,101
Interest income                                                 (3,113)     (1,235)       (702)
Other (income) expense, net                                        (78)        (92)      1,485
                                                             ---------   ---------   ---------
  Income before provision for income taxes                      15,464      23,732      33,316
Provision for income taxes                                       5,357       9,514      10,028
                                                             ---------   ---------   ---------
  Net income                                                 $  10,107   $  14,218   $  23,288
                                                             =========   =========   =========

Earnings per share:
  Basic                                                      $    0.47   $    0.67   $    1.10
  Diluted                                                    $    0.46   $    0.66   $    1.05

Weighted average shares outstanding:
  Basic                                                         21,582      21,358      21,149
  Diluted                                                       21,810      21,540      24,026

Comprehensive income:
  Net income                                                 $  10,107   $  14,218   $  23,288

  Net unrealized loss on available for
  sale securities, net of deferred
  income tax benefit of $22 in 2005                                (52)        (18)         --
                                                             ---------   ---------   ---------
  Comprehensive income                                       $  10,055   $  14,200   $  23,288
                                                             =========   =========   =========

(1) As restated, see Note 2.

              The accompanying notes are an integral part of these
                   condensed consolidated financial statements

                                GREATBATCH, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
--------------------------------------------------------------------------------

                                                                      Year Ended December 31,
                                                                   2005      2004(1)       2003
Cash flows from operating activities:
  Net income                                                    $  10,107   $  14,218   $  23,288
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                                19,718      14,835      13,179
      Stock-based compensation                                      3,327       3,312       3,306
      Early extinguishment of debt                                     --          --       1,487
      Deferred income taxes                                         4,330      12,203       4,578
      Loss on disposal of assets                                    5,851       1,177       1,036
  Changes in operating assets and liabilities:
    Accounts receivable                                            (5,709)       (563)     (4,416)
    Inventories                                                   (11,157)     (5,429)      5,822
    Prepaid expenses and other current assets                        (451)      2,780       2,335
    Accounts payable                                                5,044       3,057      (1,064)
    Accrued expenses and other current liabilities                 11,317      (1,149)      5,797
    Income taxes                                                      958        (981)         24
                                                                ---------   ---------   ---------
          Net cash provided by operating activities                43,335      43,460      55,372
                                                                ---------   ---------   ---------

Cash flows from investing activities:
  Short-term investments
         Purchases                                                (82,851)   (175,089)   (190,730)
         Proceeds from dispositions                                74,743     224,737      83,645
  Acquisition of property, plant and equipment                    (28,183)    (36,738)    (12,496)
  Proceeds from sale of property, plant and equipment
  and other assets                                                  5,158          67       2,734
  Decrease (increase) in other assets                                (261)        282         107
  Acquisition of subsidiary, net of cash acquired                      --     (45,716)         --
                                                                ---------   ---------   ---------
          Net cash used in investing activities                   (31,394)    (32,457)   (116,740)
                                                                ---------   ---------   ---------

Cash flows from financing activities:
  Proceeds from issuance of long-term debt                             --          --     170,000
  Principal payments of long-term debt                                 --          --     (85,000)
  Principal payments of capital lease obligations                  (1,188)     (1,278)       (434)
  Payment of debt issuance costs                                     (213)         --      (4,535)
  Issuance of common stock                                          1,068       1,205         868
  Net repurchase of treasury stock                                     --         (95)       (179)
                                                                ---------   ---------   ---------
           Net cash (used in) provided by financing activities       (333)       (168)     80,720
                                                                ---------   ---------   ---------
Net increase in cash and cash equivalents                          11,608      10,835      19,352
Cash and cash equivalents, beginning of year                       34,795      23,960       4,608
                                                                ---------   ---------   ---------
Cash and cash equivalents, end of year                          $  46,403   $  34,795   $  23,960
                                                                =========   =========   =========

(1)  As restated, see Note 2.

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

                         GREATBATCH, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)
--------------------------------------------------------------------------------

                                                                Deferred      Treasury       Retained    Accumulated
                                 Common Stock     Additional     Stock          Stock        Earnings       Other         Total
                                ---------------    Paid In       Based      -------------- (Accumulated Comprehensive  Stockholder's
                                Shares   Amount    Capital    Compensation  Shares  Amount    Deficit)       Loss         Equity
                                ------   ------    -------    ------------  ------  ------    --------       ----         ------
Balance, December 31, 2002      21,050    $  21   $ 202,279   $         -       54  $(863)   $   5,426   $         -   $   206,863

  Exercise of stock options         77        -         868             -        -      -            -             -           868
  Shares contributed to ESOP        90        -       2,804             -      (54)   863            -             -         3,667
  Common stock issued                -        -       1,768        (1,768)       -      -            -             -             -
  Purchase of treasury stock         -        -           -             -        5   (179)           -             -          (179)
  Tax benefit of
   non-qualifed stock
    option exercises                 -        -         250             -        -      -            -             -           250
  Stock based compensation          14        -           -           583        -      -            -             -           583
  Net income                         -        -           -             -        -      -       23,288             -        23,288
                               -------  -------  ----------  ------------  -------  -----  -----------  ------------  ------------
Balance, December 31, 2003      21,231       21     207,969        (1,185)       5   (179)      28,714             -       235,340

  Exercise of stock options        100        -       1,200             -        -      -            -             -         1,200
  Shares contributed
   to ESOP/401(k)                   66        -       2,571             -       (4)   152            -             -         2,723
  Tax benefit of
   non-qualifed stock
    option exercises                 -        -         123             -        -      -            -             -           123
  Common stock issued                -        -         349          (349)       -      -            -             -             -
  Stock based compensation          14        -           4           616       (1)    27            -             -           647
  Forfeitures of stock based
   compensation                      -        -         (85)           85        -      -            -             -             -
  Purchase of treasury stock         -        -           -             -        5    (95)           -             -           (95)
  Net income                         -        -           -             -        -      -       14,218             -        14,218
  Unrealized losses
   on available-
    for-sale securities              -        -           -             -        -      -            -           (18)          (18)
                               -------  -------  ----------  ------------  -------  -----  -----------  ------------  ------------
Balance, December 31, 2004 (1)  21,411       21     212,131          (833)       5    (95)      42,932           (18)      254,138

  Exercise of stock options         98        1       1,067             -        -      -            -             -         1,068
  Shares contributed to 401(k)     149        -       2,661             -       (4)    68            -             -         2,729
  Tax benefit of
   non-qualifed stock
    option exercises                 -        -         252             -        -      -            -             -           252
  Common stock issued                -        -       1,260        (1,260)       -      -            -             -             -
  Stock based compensation           -        -           3           333       (1)    27            -             -           363
  Forfeitures of stock based
   compensation                      -        -        (270)          270        -      -            -             -             -
  Net income                         -        -           -             -        -      -       10,107             -        10,107
  Unrealized losses
   on available-
    for-sale securities              -        -           -             -        -      -            -           (52)          (52)
                               -------  -------  ----------  ------------  -------  -----  -----------  ------------  ------------
Balance, December 31, 2005      21,658   $   22   $ 217,104   $    (1,490)       -  $   -    $  53,039   $       (70)  $   268,605
                               =======  =======  ==========  ============  =======  =====  ===========  ============  ============


(1)  As restated, see Note 2.

  The accompanying notes are an integral part of these consolidated financial statements

                                GREATBATCH, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (as restated)
--------------------------------------------------------------------------------



1.   DESCRIPTION OF BUSINESS

     The Company - The consolidated financial statements include the accounts of Greatbatch, Inc. and its wholly owned subsidiaries (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

     The Company has revised its Consolidated Statement of Operations and Comprehensive Income to eliminate presentation of gross profit effective December 31, 2005. At the same time, the Company has associated the amortization expense of intangible assets with cost of sales.

     Nature of Operations - The Company operates in two reportable segments-Implantable Medical Components ("IMC") and Electrochem Commercial Power ("ECP"). The IMC segment designs and manufactures batteries, capacitors, filtered feedthroughs, engineered components and enclosures used in Implantable Medical Devices ("IMDs"). The ECP segment designs and manufactures high performance batteries and battery packs for use in oil and gas exploration, oceanographic equipment and aerospace.

     Financial Statement Year End - The Company utilizes a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31st. Fiscal 2005, 2004, and 2003 ended on December 30, 2005, December 31, 2004, and January 2, 2004, respectively. For clarity of presentation, the Company describes all fiscal years as if the year-end is December 31st.


2.   RESTATEMENTS

     Subsequent to the original filing and Amendment No. 1 of the Company's 2004 Form 10-K, the Company concluded that its consolidated financial statements should be restated. During the completion of its 2005 year-end control procedures over the accounting for income taxes, management discovered an error related to the 2004 provision for income taxes. The correction of the error represents an increase in the 2004 provision for income taxes with a corresponding decrease in refundable income taxes and an adjustment to the diluted weighted average shares outstanding due to the antidilutive effect of the error. The consolidated balance sheet as of December 31, 2004, consolidated statements of operations and comprehensive income, cash flows, and stockholders' equity for the year ended December 31, 2004 have been restated in order to reflect this correction.

     The restatement has been made to the Consolidated Balance Sheet, Consolidated Statement of Operations and Comprehensive Income, Consolidated Statement of Cash Flows and Consolidated Statement of Stockholders' Equity as follows (in thousands except per share amounts):

Consolidated Balance Sheet
as of December 31, 2004

                                            As previously
                                               reported       Adjustment     As restated
Current assets:
  Refundable income taxes                   $       3,673   $      (2,039)  $       1,634
Total assets                                $     478,205   $      (2,039)  $     476,166

Stockholders' Equity
  Retained earnings                         $      44,971   $      (2,039)  $      42,932
Total liabilities and stockholders' equity  $     478,205   $      (2,039)  $     476,166

Consolidated Statement of Operations and Comprehensive Income for the year ended December 31, 2004

                                            As previously
                                               reported       Adjustment     As restated

Provision for income taxes                  $       7,475   $       2,039   $       9,514
Net income                                  $      16,257   $      (2,039)  $      14,218

Earnings per share:
  Basic                                     $        0.76   $       (0.09)  $        0.67
  Diluted                                   $        0.75   $       (0.09)  $        0.66

Weighted average shares outstanding
  Diluted                                          25,759          (4,219)         21,540

Comprehensive income:
  Comprehensive income                      $      16,239   $      (2,039)  $      14,200

Consolidated Statement of Cash Flows
for the year ended December 31, 2004

                                            As previously
                                               reported       Adjustment     As restated
Cash flows from operating activities:
Net income                                  $      16,257   $      (2,039)  $      14,218
Income Taxes                                $      (3,020)  $       2,039   $        (981)


Consolidated Statement of Stockholders' Equity
as of December 31, 2004                     As previously
                                               reported       Adjustment     As restated
Net income                                  $      16,257   $      (2,039)  $      14,218
Retained Earnings                           $      44,971   $      (2,039)  $      42,932
Total Comprehensive Income                  $      16,239   $      (2,039)  $      14,200
Total Stockholders' Equity                  $     256,177   $      (2,039)  $     254,138

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Cash and Cash Equivalents - Cash and cash equivalents consist of cash and highly liquid, short-term investments with maturities at the time of purchase of three months or less.

     Short-term Investments - Short-term investments are comprised of municipal bonds acquired with maturities that exceed three months and are less than one year at the time of acquisition, auction rate securities and equity securities classified as available-for-sale. Available-for-sale securities are carried at fair value with the unrealized gain or loss, net of tax, reported in accumulated other comprehensive loss as a separate component of stockholders' equity. Realized gains and losses and investment income are included in net income. Due to the short-term nature of the interest rate resets, the fair market value of the auction rate securities approximates their recorded value. Securities that the Company has the ability and positive intent to hold to maturity are accounted for as held-to-maturity securities and are carried at amortized cost. The cost of securities sold is based on the specific identification method. Unrealized losses considered to be other than temporary during the period are recognized in net income.

     Fair Value of Financial Instruments - The carrying amount of financial instruments, including cash and cash equivalents, trade receivables and accounts payable, approximated their fair value as of December 31, 2005 and 2004 because of the relatively short maturity of these instruments.

     Inventories - Inventories are stated at the lower of cost, determined using the first-in, first-out method, or market.

     Assets Available for Sale - Assets available for sale are accounted for at the lower of the carrying amount or each asset's estimated fair value less costs to sell. Fair value is determined by utilizing prevailing market conditions or appraisals as needed. At December 31, 2003, the Company classified its Amherst, NY facility as held for sale. The facility was sold in 2005.

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

     Impairment of Long-lived Assets - The Company assesses the impairment of definite lived long-lived assets when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Factors that are considered in deciding when to perform an impairment review include significant under-performance of a business or product line in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the assets. Recoverability potential is measured by comparing the carrying amount of the asset group to the related total future undiscounted cash flows. If an asset group's carrying value is not recoverable through related cash flows, the asset group is considered to be impaired. Impairment is measured by comparing the asset group's carrying amount to its fair value, based on the best information available, including market prices or discounted cash flow analysis. When it is determined that useful lives of assets are shorter than originally estimated, and there are sufficient cash flows to support the carrying value of the assets, the rate of depreciation is accelerated in order to fully depreciate the assets over their new shorter useful lives. There was no impairment of definite lived assets in 2005, 2004 or 2003.

     Goodwill and trademark and names are not amortized but are periodically tested for impairment. The Company assesses goodwill for impairment by comparing the fair value of the reporting units to their carrying amounts on an annual basis, or more frequently if certain events occur or circumstances change, to determine if there is potential impairment. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the goodwill within the reporting unit is less than its carrying value. Indefinite lived intangible assets such as trademark and names are assessed for impairment on an annual basis, or more frequently if certain events occur or circumstances change, by comparing the fair value of the asset to their carrying value. The fair value is determined by using a "relief for royalty" approach. Fair values for reporting units are determined based on discounted cash flows, market multiples or appraised values as appropriate. The Company has determined that, based on the impairment tests performed, no impairment of goodwill or trademark and names has occurred. Note 17 - Business Segment information contains an analysis of goodwill by segment.

     Other Assets - Other assets include long-term investments in securities, which comprise marketable equity securities and other securities and investments for which market values are not readily available. Marketable equity securities are classified as available-for-sale and reported at fair value. Fair value is based on quoted market prices as of the end of the reporting period. Unrealized gains and losses are reported, net of their related tax effects, as accumulated other comprehensive loss, a component of stockholders' equity.

     Investments in equity securities that do not have readily determinable fair values are accounted for using the cost method. The Company assesses impairment of these securities at the end of the reporting period. If an impairment is considered other than temporary, an impairment loss is recognized and the fair value of the investment becomes its new cost basis. The aggregate recorded amount of cost method investments at December 31, 2005 and 2004 were $1.1 million and $1.0 million, respectively. Some of these investments are in research and development companies where the fair value may be subject to future fluctuations, which could be significant.

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

     Income Taxes - The Company provides for income taxes using the liability method whereby deferred tax expense (benefit) is recognized for changes in deferred tax assets and liabilities determined based upon the changes in differences between the basis of assets and liabilities for financial reporting purposes and the basis of assets and liabilities as measured by the enacted tax rates that management estimates will be in effect when the differences reverse. A valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not that the asset will not be realized.

     Revenue Recognition - Revenue from the sale of products is recognized at the time product is shipped to customers and title passes. The Company allows customers to return defective or damaged products for credit, replacement, or exchange. Revenue is recognized as the net amount to be received after deducting estimated amounts for product returns and allowances. The Company includes shipping and handling fees billed to customers in Sales. Shipping and handling costs associated with inbound freight are generally recorded in Cost of Sales. In certain instances the Company obtains component parts for sub-assemblies from its customers. The cost of these customer supplied component parts amounted to $7.8 million in 2005 and was excluded from the sales and cost of goods sold amounts recognized by the Company.

     Product Warranties - The Company generally warrants that its products will meet customer specifications and will be free from defects in materials and workmanship. The Company accrues its estimated exposure to warranty claims based upon recent historical experience and other specific information as it becomes available.

     Research and Development - Research and development costs are expensed as incurred. The primary costs are salary and benefits for personnel.

     Engineering Costs - Engineering expenses are expensed as incurred. Cost reimbursements for engineering services from customers for whom the Company designs products are recorded as an offset to engineering costs upon achieving development milestones specified in the contracts.

     Net research, development and engineering costs are as follows (in thousands):


                                                     Year Ended December 31,
                                                   2005        2004      2003

Research and development costs                   $ 17,069   $ 15,760   $  9,446
                                                 --------   --------   --------

Engineering costs                                   5,500      6,729      8,649
Less cost reimbursements                           (3,844)    (4,013)    (1,104)
                                                 --------   --------   --------
Engineering costs, net                              1,656      2,716      7,545
                                                 --------   --------   --------
Total research and development
  and engineering costs, net                     $ 18,725   $ 18,476   $ 16,991
                                                 ========   ========   ========


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


                                                       Year Ended December 31,
                                                     2005       2004       2003

Risk-free interest rate                              3.95%      3.62%      2.75%
Expected volatility                                    46%        52%        55%
Expected life (in years)                                5          5          5
Expected dividend yield                                 0%         0%         0%

     The Company's net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each year is as follows (in thousands except per share data):

                                                                    Year Ended December 31,
                                                                 2005        2004        2003
Net income as reported                                       $   10,107  $   14,218  $   23,288
Add:
---
Stock based employee compensation cost included in net
income as reported, net of related tax effects               $    2,176  $    1,968  $    2,311
Deduct:
------
Stock-based employee compensation cost determined using the
fair value based method, net of related tax effects          $    4,409  $    4,054  $    4,054
                                                             ----------  ----------  ----------
Pro forma net income                                         $    7,874  $   12,132  $   21,545
                                                             ==========  ==========  ==========

Earnings per share:
    Basic - as reported                                      $     0.47  $     0.67  $     1.10
    Basic - pro forma                                        $     0.36  $     0.57  $     1.02

    Diluted - as reported                                    $     0.46  $     0.66  $     1.05
    Diluted - pro forma                                      $     0.36  $     0.56  $     0.98

     Net earnings per diluted share for 2005 and 2004 exclude the effect of 4,219 shares related to the contingent convertible notes, as the effect is anti-dilutive. Included in stock-based compensation cost is company stock contributed to the 401(k) plan.

     Earnings Per Share - Basic earnings per share is calculated by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share are calculated by adjusting for potential common shares, which consist of stock options, unvested restricted stock and contingently convertible instruments. Holders of our convertible notes may convert them into shares of the Company's common stock under certain circumstances (see Note 10 - Debt for a description of our convertible subordinated notes).

     The Company adopted Emerging Issues Task Force ("EITF") Issue 04-08, The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share, in the fourth quarter of 2004. Under EITF 04-08, the Company must include the effect of the conversion of its convertible subordinated notes in the calculation of diluted earnings per share using the if-converted method as long as the effect is dilutive. For computation of earnings per share under conversion conditions, the number of diluted shares outstanding increases by the amount of shares that are potentially convertible during that period. Also, net income is adjusted for the calculation to add back interest expense on the convertible notes as well as deferred financing fees amortization recorded during the period.

     The following table reflects the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                       2005      2004      2003
                                                       ----      ----      ----
Numerator for basic earnings per share:
  Income from continuing operations                  $10,107   $14,218   $23,288
Effect of dilutive securities:
  Interest expense on convertible notes and
  related deferred financing fees, net of tax             --        --     1,881
                                                     -------   -------   -------
Numerator for diluted earnings per share             $10,107   $14,218   $25,169
                                                     =======   =======   =======

Denominator for basic earnings per share:
  Weighted average shares outstanding                 21,582    21,358    21,149
Effect of dilutive securities:
  Convertible notes                                       --        --     2,492
  Stock options and unvested restricted stock            228       182       385
                                                     -------   -------   -------
Dilutive potential common shares                         228       182     2,877
                                                     -------   -------   -------
Denominator for diluted earnings per share            21,810    21,540    24,026
                                                     =======   =======   =======

Basic earnings per share                             $  0.47   $  0.67   $  1.10
                                                     =======   =======   =======
Diluted earnings per share                           $  0.46   $  0.66   $  1.05
                                                     =======   =======   =======


     Net earnings per diluted share for 2005 and 2004 exclude the effect of 4,219,000 shares related to the contingent convertible notes, as the effect is anti-dilutive. The options for which the exercise price was less than the average market price for the Company's stock for 2005, 2004 and 2003 were 908,000, 843,000, and 258,000, respectively.

     Comprehensive Income - Comprehensive income includes all changes in stockholders' equity during a period except those resulting from investments by owners and distribution to owners. For 2003, the Company's only component of comprehensive income is its net income. For 2005 and 2004, the Company's comprehensive income includes net income and unrealized losses on available-for-sale securities.

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

Supplemental Cash Flow Information (in thousands):

                                                                        Year Ended December 31,
                                                                        2005      2004      2003
Cash paid during the year for:
  Interest                                                            $  3,971  $  4,586  $  3,740
  Income taxes                                                              52       318     5,674

Noncash investing and financing activities:
Acquisition of property utilizing capitalized leases                  $     --  $  1,159  $  2,212
Common stock contributed to ESOP                                         2,729     2,723     3,667
Property, plant and equipment purchases included in accounts payable     1,893     2,230       524

     Reclassifications - Certain reclassifications were made to the prior years' financial statements to conform to the current year presentation. None of the reclassifications affected net income or stockholders' equity.

     Recent Accounting Pronouncements -- In June 2005 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 154, Accounting Changes and Error Corrections, ("SFAS 154") a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 changes the requirements for the accounting for and the reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition by recording a cumulative effect adjustment within net income in the period of change. SFAS 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the specific period effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not expect that adoption of SFAS No. 154 will have a material effect on its consolidated financial position, consolidated results of operations, or liquidity.

     In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143" ("FIN 47"). FIN 47 requires the recognition of a liability for the fair value of a legally-required conditional asset retirement obligation when incurred, if the liability's fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company adopted FIN 47 in fiscal 2005 and its effect on the Company's consolidated financial position, consolidated results of operations, and liquidity was not material.

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

     The Company estimates that the effect on net income and earnings per share in the periods following adoption of SFAS 123(R) will be consistent with the Company's pro forma disclosure under SFAS No. 123, except that estimated forfeitures will be considered in the calculation of compensation expense under SFAS 123(R). Additionally, the actual effect on net income and earnings per share will vary depending upon the number of options granted in subsequent periods compared to prior years. However, the estimate for the additional compensation expense for 2006 under SFAS 123(R) is between $5.0 and $6.0 million on a pre-tax basis based on options expected to be vested and granted in 2006 as well as the vesting of outstanding options at December 31, 2005.

     In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 ("SFAS No. 151"). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, handling costs and wasted material (spoilage). Among other provisions, the new rule requires that such items be recognized as current-period charges, regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The company does not expect that the adoption of SFAS No. 151 will have a material effect on its consolidated financial position, consolidated results of operations, or liquidity.


4.   ACQUISITIONS

     During 2004, the Company completed the acquisition of NanoGram Devices Corporation ("NanoGram"), a materials research and development company focused on developing nanoscale materials for implantable medical devices. NanoGram was acquired to further broaden our materials science expertise. NanoGram utilizes nanomaterials synthesis technology in the development of battery and medical device applications.

     The acquisition was accounted for using the purchase method of accounting and accordingly, the results of the operations of the acquisition have been included in the consolidated financial statements from the date of acquisition.

     Acquisition information (in thousands):

Acquisition date                                                 March 16, 2004

Purchase price:
   Cash paid                                                     $       45,000
   Transaction costs                                                        716
                                                                 --------------
       Total purchase price                                      $       45,716
                                                                 ==============

Purchase price allocation:
Assets:
   Property and equipment                                        $          562
   Other assets                                                             168
   Patented and unpatented technology                                    16,500
   Goodwill                                                              33,363

Liabilities:
   Accounts payable                                                         117
   Other current liabilities                                                718
   Deferred income taxes                                                  4,042
                                                                 --------------
       Total purchase price                                      $       45,716
                                                                 ==============

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

                                                                 December 31,
In thousands except per share amounts:                        2004        2003

Sales                                                       $200,119    $216,365
Net income                                                  $ 13,287    $ 19,344
Net income per diluted share:                               $   0.62    $   0.89

     The proforma results are not necessarily indicative of those that would have actually occurred had the acquisition taken place at the beginning of the periods presented.

5. SHORT-TERM INVESTMENTS

     Short-term investments at December 31, 2005 and 2004 consist of the following (in thousands):

                                                     As of December 30, 2005

                                                        Gross      Gross       Estimated
                                                     unrealized  unrealized       fair
                                            Cost        gains      losses        value
Available-for-sale:
Equity Security                          $      276  $       --  $      (74)  $      202
Auction Rate Securities                      65,544          --          --       65,544
                                         ----------  ----------  ----------   ----------
Short-term investments                   $   65,820  $       --  $      (74)  $   65,746
                                         ==========  ==========  ==========   ==========

                                                     As of December 31, 2004

                                                        Gross      Gross       Estimated
                                                     unrealized  unrealized       fair
                                            Cost        gains      losses        value
Available-for-sale:
Equity Security                          $      276  $       --  $      (18)  $      258
Auction Rate Securities                      54,678          --          --       54,678
                                         ----------  ----------  ----------   ----------
    Total available-for-sale securities      54,954          --         (18)      54,936

Held-to-maturity:
Municipal Bonds                               2,501           1          --        2,502
                                         ----------  ----------  ----------   ----------
Short-term investments                   $   57,455  $        1  $      (18)  $   57,438
                                         ==========  ==========  ==========   ==========

     The equity security is an investment in a start-up company in a related medical field. This investment is subject to significant fluctuations in fair value due to the volatility of the industry. The municipal bonds at December 31, 2004 had maturity dates ranging from January 2005 to April 2005.


6.   INVENTORIES

     Inventories comprised the following (in thousands):

                                                               December 31,
                                                             2005        2004

Raw material                                              $   24,864  $   14,053
Work-in-process                                               11,266      11,275
Finished goods                                                 9,054       8,699
                                                          ----------  ----------
Total                                                     $   45,184  $   34,027
                                                          ==========  ==========

7.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment comprised the following (in thousands):



                                                               December 31,
                                                             2005        2004

Manufacturing machinery and equipment                     $  62,681   $  57,781
Buildings and building improvements                          31,653      16,285
Information technology hardware and software                 15,342       8,950
Leasehold improvements                                       12,356       8,782
Land and land improvements                                    5,328       4,659
Furniture and fixtures                                        3,655       2,766
Property under capital leases                                 3,391       3,370
Construction work in process                                 13,778      32,129
Other                                                           176         147
                                                          ---------   ---------
                                                            148,360     134,869
Less accumulated depreciation                               (50,655)    (42,659)
                                                          ---------   ---------
Total                                                     $  97,705   $  92,210
                                                          =========   =========

     Depreciation expense for property and equipment, including property under capital leases, during 2005, 2004 and 2003 was approximately $15.1 million, $10.1 million, and $9.3 million, respectively.


8.   INTANGIBLE ASSETS

     Intangible assets comprised the following (in thousands):


                                               As of December 31, 2005

                                          Gross
                                         carrying     Accumulated   Net carrying
                                          amount     amortization      amount
Amortizing intangible assets:
   Patented technology                 $     21,462  $    (11,738)  $      9,724
   Unpatented technology                     30,886        (8,750)        22,136
   Other                                      1,340        (1,309)            31
                                       ------------  ------------   ------------
Total amortizing intangible assets           53,688       (21,797)        31,891
                                       ============  ============   ============

                                               As of December 31, 2004

                                          Gross
                                         carrying     Accumulated   Net carrying
                                          amount     amortization      amount
Amortizing intangible assets:
   Patented technology                 $     21,462  $    (10,137)  $     11,325
   Unpatented technology                     30,886        (6,525)        24,361
   Other                                      1,340        (1,294)            46
                                       ------------  ------------   ------------
Total amortizing intangible assets           53,688       (17,956)        35,732
                                       ============  ============   ============


     Annual amortization expense is estimated to be $3.8 million for 2006 to 2008, $3.2 million for 2009 and $2.7 million in 2010.

9.   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities comprised the following (in thousands):

                                                               December 31,
                                                             2005        2004

Salaries and benefits                                     $   8,718   $   5,805
Profit sharing and bonuses                                   13,052       6,796
Warranty                                                      2,443         923
Other                                                         5,690       4,585
                                                          ---------   ---------
Total                                                     $  29,903   $  18,109
                                                          =========   =========


10.     DEBT

Long-term debt comprised the following (in thousands):

                                                               December 31,
                                                             2005        2004

2.25% convertible subordinated notes, due 2013            $ 170,000   $ 170,000
Capital lease obligations                                       464       1,652
                                                          ---------   ---------
                                                            170,464     171,652
Less current portion                                           (464)     (1,000)
                                                          ---------   ---------
Total long-term debt                                      $ 170,000   $ 170,652
                                                          =========   =========

     Convertible Subordinated Notes

     In May 2003, the Company completed a private placement of contingent convertible subordinated notes ("CSN") totaling $170.0 million, due 2013. In November 2003 the Company had a Registration Statement with the Securities and Exchange Commission declared effective with respect to these notes and the underlying common stock. The notes bear interest at 2.25 percent per annum, payable semiannually. Beginning with the six-month interest period commencing June 15, 2010, the Company will pay additional contingent interest during any six-month interest period if the trading price of the notes for each of the five trading days immediately preceding the first day of the interest period equals or exceeds 120% of the principal amount of the notes.

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

     Beginning June 20, 2010, the Company may redeem any of the notes at a redemption price of 100% of their principal amount, plus accrued interest. Note holders may require the Company to repurchase their notes on June 15, 2010 or at any time prior to their maturity following a fundamental change at a repurchase price of 100% of their principal amount, plus accrued interest. The notes are subordinated in right of payment to all of our senior indebtedness and effectively subordinated to all debts and other liabilities of the Company's subsidiaries.

     Concurrent with the issuance of the notes, the Company used approximately $72.5 million of the proceeds from this private placement to pay off a previously existing bank term loan. Debt issuance expenses totaled $4.5 million and are being amortized using the effective yield method over a seven-year term.

     The fair-value of the convertible subordinated notes as of December 31, 2005 and 2004 based on quoted market prices was $149.0 million and $154.7 million, respectively.

      Capital Lease Obligations

     The Company leases assets under non-cancelable lease arrangements. As of December 31, 2005, future minimum lease payments under capital leases are as follows:

(In thousands)                                                           Amount

2006                                                                     $  471
                                                                         ------
Total minimum lease payments                                                471
Less imputed interest                                                        (7)
                                                                         ------
Present value of minimum lease payments                                     464
Less current portion                                                       (464)
                                                                         ------
Long-term capital lease obligations                                      $   --
                                                                         ======


     The fair-value of the capital leases as of December 31, 2005 was $0.5 million based on interest rates in effect at year-end.

     Revolving Line of Credit

     On May 31, 2005, the Company amended its Senior Secured Credit Facility, which included changes to the underlying covenants. The amended facility replaced the old $20.0 million revolving credit facility with a new three-year $50.0 million Revolving Credit Facility ("new revolver"), which contains a $10.0 million sub-limit for the issuance of commercial or standby letters of credit. The new revolver is secured by the Company's non-realty assets including cash, accounts and notes receivable, and inventories. The new revolver requires the Company to comply with two quarterly financial covenants, as defined. The first relates to the ratio of consolidated net earnings or loss before interest, taxes, depreciation, and amortization ("EBITDA") to Fixed Charges. The second is a Leverage ratio, which is calculated based on the ratio of Consolidated Funded Debt less Cash, Cash Equivalent Investments and Short-Term Investments to Consolidated EBITDA, as defined in the Senior Secured Credit Facility agreement. Interest rates under the new revolver vary with the Company's leverage. The Company is required to pay a commitment fee of between .125% and .250% per annum on the unused portion of the new revolver based on the Company's leverage. As of December 31, 2005, the Company had no balance outstanding on the new revolver.

     Debt issuance expenses for the new revolver totaled $0.2 million and are being amortized over a three-year term. The revolver refinancing transaction resulted in the write-off of $0.1 million of existing deferred financing fees associated with the prior revolving line of credit.


11.  EMPLOYEE BENEFIT PLANS

     Savings Plan - The Company sponsors a defined contribution 401(k) plan, which covers substantially all of its employees. The plan provides for the deferral of employee compensation under Section 401(k) and a discretionary Company match. In 2005, 2004, and 2003, this match was $0.35 per dollar of participant deferral, up to 6% of the total compensation for each participant. Net costs related to this defined contribution plan were approximately $0.9 million in 2005 and 2004, and $0.8 million in 2003.

     Employee Stock Ownership Plan - The Company sponsored a non-leveraged Employee Stock Ownership Plan ("ESOP") and related trust prior to June 29, 2004. Effective June 29, 2004 the ESOP was merged into the 401(k) plan. Under the terms of the amended 401(k) plan document there is an annual defined contribution equal to five percent of each employee's eligible annual compensation. This amount is contributed to the 401(k) plan in the form of Company stock. Compensation cost recognized related to the defined contribution was approximately $2.8 million in 2005 and $2.7 million in 2004 and 2003, respectively.

     As of December 31, 2005, the 401(k) Plan held 514,907 shares of GB stock and there were 106,897 committed-to-be released shares for the plan, which equals the estimated number of shares to settle the liability based on the closing market price of the shares at December 30, 2005. The final number of shares contributed to the plan was 110,246, computed based on the closing market price of the shares on the actual contribution date of February 13, 2006, with an adjustment for forfeitures remaining in the plan.

     Education Assistance Program - The Company reimburses tuition, textbooks and laboratory fees for college or other lifelong learning programs for all of its employees. The Company also reimburses college tuition for the dependent children of its full-time employees. For certain employees, the dependent children benefit vests on a straight-line basis over ten years. Minimum academic achievement is required in order to receive reimbursement under both programs. Aggregate expenses under the programs were approximately $0.9 million, $0.8 million, and $0.7 million in 2005, 2004 and 2003, respectively.

12.  STOCK OPTION PLANS

     The Company has stock option plans that provide for the issuance of nonqualified and incentive stock options to employees of the Company. The Company's 1997 Stock Option Plan ("1997 Plan") authorizes the issuance of nonqualified and incentive stock options to purchase up to 480,000 shares of the Company's common stock. The stock options generally vest over a five-year period and may vary depending upon the achievement of earnings targets. The stock options expire 10 years from the date of the grant. Stock options are granted at exercise prices equal to or greater than the fair market value of the Company's common stock at the date of the grant.

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

     The Company's 2005 Stock Incentive Plan ("2005 Plan") authorizes the issuance of nonqualified and incentive stock options to purchase up to 1,000,000 shares of the Company's common stock, subject to the terms of the plan. The stock options generally vest over a four year period and may vary depending upon the achievement of earnings targets and also upon the terms of each specific grant. The stock options expire 10 years from the date of the grant. Stock options are granted at exercise prices equal to or greater than the fair value of the Company's common stock at the date of the grant.

     As of December 31, 2005, options for 1,128,685 shares were available for future grants under the plans.

     A summary of the transactions under the 1997 Plan, 1998 Plan, the 2005 Plan and the Director Plan for 2003, 2004 and 2005 follows:

                                                            Weighted   Weighted
                                                             Average    Average
                                                Option      Exercise  Grant Date
                                               Activity      Price    Fair Value

Options outstanding at December 31, 2002        875,649   $    16.92
  Options granted                               377,360        33.28  $    16.51
  Options exercised                             (77,094)       11.14
  Options forfeited                             (23,015)       25.20
                                              ----------------------------------

Options outstanding at December 31, 2003      1,152,900   $    22.50
  Options granted                               288,516        25.97  $    12.62
  Options exercised                             (99,774)       12.51
  Options forfeited                             (91,788)       28.65
                                              ----------------------------------

Options outstanding at December 31, 2004      1,249,854   $    23.68
  Options granted                               477,906        20.95  $     9.89
  Options exercised                             (97,888)       10.91
  Options forfeited                            (232,712)       26.90
                                              ----------------------------------
Options outstanding at December 31, 2005      1,397,160   $    23.16
                                              ==================================

Options exercisable at:
  December 31, 2003                             657,452        17.39
  December 31, 2004                             824,453        21.59
  December 31, 2005                             896,617        23.46


     The following table provides detail regarding the options outstanding and exercisable at December 31, 2005.


                             Options Outstanding                 Options Exercisable
                -------------------------------------------  ----------------------------
                                   Weighted       Weighted                     Weighted
                                    Average        Average                      Average
Range of            Number       Contractual      Exercise       Number        Exercise
Exercise Prices  Outstanding        Life           Price      Exercisable       Price
-----------------------------  -------------  -------------  -------------  -------------
$         5.00        106,605            1.8  $        5.00        106,604  $        5.00
$15.00 - 21.35        415,701            7.2          17.06        221,371          16.28
$23.85 - 35.70        660,310            7.9          25.65        376,289          26.40
$37.36 - 42.57        214,544            7.7          36.39        192,353          36.22
-----------------------------  -------------  -------------  -------------  -------------
                    1,397,160            7.2  $       23.16        896,617  $       23.46
                =============  =============  =============  =============  =============

13.  RESTRICTED STOCK PLANS

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

     The Company's 2005 Stock Incentive Plan ("2005 Plan") authorizes the issuance of restricted stock of up to 500,000 shares, subject to the terms of the plan. The restricted stock generally vests 50% on the second anniversary of the date of the award and 25% on the third and fourth anniversaries of the date of the award and vary depending upon the achievement of earnings targets and also upon the terms of each specific grant.

     A summary of the transactions under the Restricted Stock Plan for 2003, 2004 and 2005 and the 2005 Plan for 2005 are as follows:

                                                    Restricted      Weighted Average
                                                   Stock Activity  Grant Date Fair Value
                                                   --------------  ---------------------
Restricted stock outstanding at December 31, 2002
    Shares granted                                         50,400  $               35.08
    Shares vested                                         (13,500)
    Shares forfeited                                           --
                                                   -------------------------------------

Restricted stock outstanding at December 31, 2003          36,900
    Shares granted                                         19,100  $               18.29
    Shares vested                                         (13,500)
    Shares forfeited                                       (2,200)
                                                   -------------------------------------

Restricted stock outstanding at December 31, 2004          40,300
    Shares granted                                         67,891  $               19.75
    Shares vested                                              --
    Shares forfeited                                      (14,235)
                                                   -------------------------------------
Restricted stock outstanding at December 31, 2005          93,956
                                                   =====================================

     Unamortized deferred compensation expense with respect to the restricted stock grants amounted to $1.5 million, $0.8 million and $1.2 million at December 31, 2005, 2004 and 2003, respectively. The deferred compensation is being amortized based on the vesting schedules attributable to the underlying restricted stock grants. Compensation expense of $0.4 million was recognized in 2005, and $0.6 million was recognized during 2004 and 2003. As of December 31, 2005, there were 579,044 shares available for future grants under the plans.

14.  OTHER OPERATING EXPENSE

     During 2005, the following charges were recorded in other operating expense in the Company's Consolidated Statement of Operations (in thousands).

                                                              Year ended
                                                             December 31,
                                                                 2005

(a) Severance                                                      $1,500
(b) Alden facility consolidation                                    2,800
(c) Carson City facility shutdown                                   2,900
(d) Tijuana start-up                                                2,800
(e) Costs to exit development agreement                             1,200
(f) Columbia facility and ARL shutdown                              1,100
(g) Asset dispositions and other                                    6,300
                                                             ------------
                                                             $     18,600
                                                             ============

     (a) Severance charges. During the first quarter of 2005, the Company implemented a 4% workforce reduction as a continuation of cost containment efforts initiated mid-year 2004, which resulted in a severance charge of $1.5 million.

     Accrued liabilities at December 31, 2005 related to the severance charges comprised the following (in thousands):

                                      IMC         ECP     Corporate     Total

Severance charges                 $     860   $     210   $     430   $   1,500
Cash payments                          (860)       (210)       (430)     (1,500)
                                  ---------   ---------   ---------   ---------
Balance, December 31, 2005        $      --   $      --   $      --   $      --
                                  =========   =========   =========   =========

     The severance charges related to corporate employees are included in unallocated operating expenses under business segment information.

     (b) Alden Facility Consolidation. On February 23, 2005, the Company announced its intent to consolidate the medical capacitor manufacturing operations, currently in Cheektowaga, NY, and the implantable medical battery manufacturing operations, currently in Clarence, NY, into the advanced power source manufacturing facility in Alden, NY ("Alden Facility"). The Company is also consolidating the capacitor research, development and engineering operations from the Cheektowaga, NY, facility into the existing implantable medical battery research, development, and engineering operations in Clarence, NY.

     The total cost estimated for these consolidation efforts is anticipated to be between $3.5 and $4.0 million. The Company expects to incur and pay the remaining cost in the first quarter of 2006. The expenses for the Alden Facility consolidation are included in the IMC business segment. The major categories of costs, which will primarily be cash expenditures, include the following:

     o    Production inefficiencies and revalidation - $1.5 to $1.7 million;
     o    Training - $0.6 to $0.7 million;
     o    Moving and facility closures - $0.9 to $1.0 million; and
     o    Other - $0.5 to $0.6 million.

     Accrued liabilities at December 31, 2005 related to the Alden Facility consolidation comprised the following (in thousands):

                               Production                            Moving and
                             inefficiencies                           facility
                            and revalidation        Training          closures        Infrastructure         Total
Restructuring charges       $            230   $             23   $          2,180   $            373   $          2,806
Cash payments                           (230)               (23)            (1,144)              (373)            (1,770)
Accelerated depreciation/
asset write-offs                          --                 --               (838)                --               (838)
                            ----------------   ----------------   ----------------   ----------------   ----------------
Balance, December 31, 2005  $             --   $             --   $            198   $             --   $            198
                            ================   ================   ================   ================   ================

     (c) Carson City Facility shutdown and (d) Tijuana Facility consolidation No. 1. On March 7, 2005, the Company announced its intent to close the Carson City, NV facility ("Carson City Facility") and consolidate the work performed at the Carson City Facility into the Tijuana, Mexico facility ("Tijuana Facility consolidation No. 1").

     The total estimated cost for this facility consolidation plan is anticipated to be between $5.2 million and $5.5 million. The Company expects to incur and pay the remaining cost over the next three fiscal quarters, through September 2006. The major categories of costs include the following:

     o    Costs related to the shutdown of the Carson City Facility:
          a.   Severance and retention - $2.3 million;
          b.   Accelerated depreciation - $0.6 million; and
          c.   Other - $0.3 million.

     o    Costs related to Tijuana Facility consolidation No. 1:
          a. Production inefficiencies and revalidation - $0.4 to $0.5 million;
          b.   Relocation and moving - $0.3 million;
          c. Personnel (including travel, training and duplicate wages) - $1.0 to $1.1 million; and
          d.   Other - $0.3 to $0.4 million.

     All categories of costs are considered to be cash expenditures, except accelerated depreciation. Once the moves are completed, the Company anticipates annual cost savings in the range of $2.5 to $3.1 million. The expenses for the Carson City facility shutdown and the Tijuana Facility consolidation No. 1 are included in the IMC business segment.

     Accrued liabilities at December 31, 2005 related to the Carson City Facility shutdown comprised the following (in thousands):

                              Severance and      Accelerated
                                retention       Depreciation          Other               Total
Restructuring charges       $          2,096  $            595   $            221   $          2,912
Cash payments                             --                --               (221)              (221)
Write-offs                                --              (595)                --               (595)
                            ----------------  ----------------   ----------------   ----------------
Balance, December 31, 2005  $          2,096  $             --   $             --   $          2,096
                            ================  ================   ================   ================

     Accrued liabilities at December 31, 2005 related to the Tijuana Facility consolidation No. 1 comprised the following (in thousands):

                               Production         Relocation          Personnel            Other             Total
                             inefficiencies       and moving
                            and revalidation
Restructuring charges       $              5   $            123   $          1,050   $            350   $          1,528
Cash payments                             (5)              (123)            (1,050)              (350)            (1,528)
                            ----------------   ----------------   ----------------   ----------------   ----------------
Balance, December 31, 2005  $             --   $             --   $             --   $             --   $             --
                            ================   ================   ================   ================   ================

     (e) Costs to exit development agreement. There was a $1.15 million charge recorded in other operating expenses for the IMC segment during the second quarter of 2005 for charges associated with the discontinuation of a drug pump development agreement.

     (f) Columbia Facility shutdown, Tijuana Facility consolidation No. 2 and RD&E consolidation. On November 16, 2005, the Company announced its intent to close both the Columbia, MD facility ("Columbia Facility") and the Fremont, CA Advanced Research Laboratory ("ARL"). The manufacturing operations at the Columbia Facility will be moved into the Tijuana Facility ("Tijuana Facility consolidation No. 2"). The research, development and engineering ("RD&E") and product development functions at the Columbia Facility and at ARL will relocate to the Technology Center in Clarence, NY.

     The total estimated cost for this facility consolidation plan is anticipated to be between $7.9 million and $8.3 million. The Company expects to incur and pay the remaining cost over the next six fiscal quarters, through June 2007. The major categories of costs include the following:

     o Costs related to the shutdown of the Columbia Facility and ARL and the move and consolidation of the RD&E functions to Clarence, NY:
          a.   Severance and retention - $2.7 to $2.8 million;
          b. Personnel (including travel, training and duplicate wages) - $1.5 million
          c.   Accelerated depreciation/asset write-offs - $0.7 million; and
          d.   Other - $0.3 to $0.4 million.

     o    Costs related to Tijuana Facility consolidation No. 2:

          a. Production inefficiencies and revalidation - $0.4 to $0.5 million;
          b.   Relocation and moving - $0.2 million;
          c. Personnel (including travel, training and duplicate wages) - $2.0 to $2.1 million; and
          d.   Other (including asset write-offs) - $0.1 million.

     All categories of costs are considered to be cash expenditures, except for accelerated depreciation and asset write-offs. Once the moves are completed, the Company anticipates annual cost savings in the range of $5.0 to $6.0 million. The expenses for the Columbia Facility and ARL shutdowns, the Tijuana Facility consolidation No. 2 and the RD&E consolidation are included in the IMC business segment.

     Accrued liabilities at December 31, 2005 related to the Columbia Facility and ARL shutdowns and the RD&E consolidation comprised the following (in thousands):

                                 Severance                              Accelerated
                                    and                              depreciation /
                                 retention           Personnel       asset write-offs          Other               Total
Restructuring charges       $              379  $               --  $              435   $              310  $            1,124
Write-offs                                  --                  --                (435)                  --                (435)
                            ------------------  ------------------  ------------------   ------------------  ------------------
Balance, December 31, 2005  $              379  $               --  $               --   $              310  $              689
                            ==================  ==================  ==================   ==================  ==================

     Accrued liabilities at December 31, 2005 related to Tijuana Facility consolidation No. 2 comprised the following (in thousands):

                                Production
                              inefficiencies        Relocation
                             and revalidation       and moving           Personnel              Other               Total
Restructuring charges       $               --  $               --  $               10   $               --  $               10
Cash payments                               --                  --                 (10)                  --                 (10)
                            ------------------  ------------------  ------------------   ------------------  ------------------
Balance, December 31, 2005  $               --  $               --  $               --   $               --  $               --
                            ==================  ==================  ==================   ==================  ==================

     Other Tijuana start-up expenses (not associated with the Carson City Facility or Columbia Facility consolidation) amount to $1.3 million. These expenses are primarily related to the initial start-up of the value added assembly business.

     (g) Asset dispositions. There was a $2.8 million write-down of automated cathode assembly equipment for the IMC segment during the third quarter of 2005. This charge was primarily related to a decision not to continue to use some battery production equipment. The manufacturing process related to this equipment did not match the Company's overall manufacturing strategy. The remainder of the expense is for other property, plant, and equipment dispositions. Asset dispositions in 2004 amounted to $0.9 million. Other operating expenses in 2003 were primarily asset disposition charges.

     For the year ended December 31, 2004, there were two charges included in other operating expense in the Company's Consolidated Statement of Operations as follows:

     Patent acquisition. The Company recorded a $2.0 million pre-tax charge associated with the acquisition of certain patents during the second quarter of 2004. The acquired patents cover how wet tantalum capacitors are used in an Impantable Cardioverter Defibrillator ("ICD"). A decision was made to acquire the patents and remove this as a potential obstacle for existing customers to more fully adopt wet tantalum technology and for potential customers to initially adopt the technology. The Company had a prior legal opinion that in effect concluded the patents were not valid, therefore the Company believed it was appropriate to record the $2.0 million acquisition cost in accordance with its economic substance as a period expense. This expense is related to the IMC business segment.

     Severance charges. In response to a reduction in sales for the 2004 year, the Company implemented a 7% workforce reduction during June 2004, which resulted in a severance charge of $0.8 million during the second quarter. The severance charges during the second quarter 2004 were $0.6 million and $0.1 million for IMC and ECP, respectively. The remaining $0.1 million related to corporate employees and is included in unallocated operating expenses. There was no remaining accrued severance as of December 31, 2004 related to this event as all amounts were paid.



15.  INCOME TAXES

     The provision (benefit) for income taxes comprised the following (in thousands):

                                                     Year Ended December 31,
                                                   2005       2004       2003
Current:
  Federal                                        $    931   $ (2,581)  $  4,820
  State                                                96       (125)       630
                                                 --------   --------   --------
                                                    1,027     (2,706)     5,450
                                                 --------   --------   --------
Deferred:
  Federal                                           4,243      8,818      7,363
  State                                                87      3,402     (2,785)
                                                 --------   --------   --------
                                                    4,330     12,220      4,578
                                                 --------   --------   --------
Provision for income taxes                       $  5,357   $  9,514   $ 10,028
                                                 ========   ========   ========

     The tax effect of major temporary differences that give rise to the Company's net deferred tax accounts are as follows (in thousands):

                                                                 December 31,
                                                               2005       2004

Depreciation                                                $ (4,857)  $ (6,023)
Contingent interest on convertible notes                     (11,428)    (7,194)
Amortization of intangible assets                            (16,028)   (12,843)
Tax credits                                                    4,656      3,070
Accrued expenses and deferred compensation                     3,621      2,007
Inventory valuation                                            3,312      2,138
Investments                                                      542        579
Net operating loss carryforwards                               1,033      2,432
Other                                                            (12)      (139)
                                                            --------   --------
Net deferred tax (liability) asset                           (19,161)   (15,973)
Less valuation allowance                                      (4,843)    (3,701)
                                                            --------   --------
Net deferred tax (liability) asset                          $(24,004)  $(19,674)
                                                            ========   ========

     As of December 31, 2005, the Company has available $2.8 million of federal net operating loss carryforwards that begin expiring in 2022, $0.2 million of state net operating loss carryforwards that begin to expire in 2018 and $4.7 million of federal and state tax credit carryforwards that begin expiring in 2013.

     In assessing the realizability of deferred tax assets, management considers, within each taxing jurisdiction, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the consideration of the weight of both positive and negative evidence, management has determined that it is more likely than not that portions of the deferred tax assets remaining at December 31, 2005 related to the valuation of an investment and certain state investment tax credits and NOLs will not be realized. The valuation allowance increase in 2005 was primarily related to the allowance for the state investment tax credits and NOLs

     The provision for income taxes differs in each of the years from the federal statutory rate due to the following:

                                                        Year Ended December 31,
                                                        2005    2004     2003

Statutory rate                                          35.0 %   35.0 %   35.0 %
State taxes, net of federal benefit                      0.8     (1.5)     2.0
Permanent items                                          0.2     (3.9)    (6.8)
Federal and state tax credits                           (9.5)    (3.3)    (2.1)
Valuation allowance                                      7.4     13.2       --
Other                                                    0.7      0.6      2.0
                                                      ------   ------   ------
Effective tax rate                                      34.6 %   40.1 %   30.1 %
                                                      ======   ======   ======


     In 2005, 2004, and 2003, 75,887, 43,911, and 39,090 shares of common stock, respectively, were issued through the exercise of non-qualified stock options or through the disqualifying disposition of incentive stock options. The total tax benefit to the Company from these transactions, which is credited to additional paid-in capital rather than recognized as a reduction of income tax expense, was $0.3 million, $0.1 million, and $0.3 million in 2005, 2004, and 2003, respectively. These tax benefits have also been recognized in the consolidated balance sheet as a reduction of current income taxes payable.

     In accordance with Financial Accounting Standards No. 5, Accounting for Contingencies, the Company records tax contingencies when the exposure item becomes probable and reasonably estimable. In an audit during 2005, the Internal Revenue Service ("IRS") has questioned the amount of the deduction relative to the interest expense associated with the CSN. A deferred tax liability has been established for the difference between the amount of interest expense deducted for income taxes and the amount recorded as expense for book purposes. The amount of the recorded deferred income tax liability as of December 31, 2005 is approximately $11,428. If the entire interest expense deduction is disallowed by the IRS, an additional $3.5 million would be payable, and recorded as an expense. The Company maintains that the risk of the entire interest expense deduction being disallowed is minimal. If the amount of interest expense deduction up to the difference between the amount recorded for books and tax is disallowed, a portion of the deferred income tax liability would become currently payable. The Company believes that it has appropriate support for its income tax provision and that the income tax balances have been properly recorded at December 31, 2005.

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

     During 2002, a former non-medical customer commenced an action alleging that the Company had used proprietary information of the customer to develop certain products. We have meritorious defenses and are vigorously defending the matter. The potential risk of loss is between $0.0 and $1.7 million.

     License agreements - The Company is a party to various license agreements through 2018 for technology that is utilized in certain of its products. The most significant of these is an agreement to license the basic technology used for wet tantalum capacitors in the IMC segment. The initial payment under the original agreement was $0.8 million and was fully amortized in 2002. The company is required to pay royalties based on agreed upon terms through August 2014.

     Expenses related to license agreements were $1.6 million, $1.3 million, and $1.5 million, for 2005, 2004, and 2003, respectively.

     Product Warranties - The change in the aggregate product warranty liability for the years ended December 31, 2005 and 2004 is as follows (in thousands):

                                                                2005      2004
Beginning balance                                             $   926   $   313
Additions to warranty reserve                                   3,184       781
Warranty claims paid                                           (1,667)     (168)
                                                              -------   -------
Ending balance                                                $ 2,443   $   926
                                                              =======   =======

     Operating Leases - The Company is a party to various operating lease agreements for buildings, equipment and software. The Company incurred operating lease expense of $2.7 million, $2.2 million, and $1.7 million, in 2005, 2004 and 2003, respectively.

     Minimum future annual operating lease payments are $2.1 million in 2006; $1.4 million in 2007; $0.9 million in 2008; $0.8 million in 2009; $0.8 million in 2010 and $3.2 million thereafter.

     The Company primarily leases buildings which account for the majority of the future lease payments. Lease expense includes the effect of escalation clauses and leasehold improvement incentives which are accounted for ratably over the lease term.

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

     Capital Expenditures - During 2004, the Company commenced the build out of its medical battery and capacitor manufacturing facility in Alden, NY and its value-add manufacturing facility in Tijuana, Mexico. These facilities will enable the Company to further consolidate its operations and implement state of the art manufacturing capabilities at both locations. The contractual obligations at December 31, 2005 for continuing construction of these facilities are $3.4 million and will be financed by cash, cash equivalents, and short-term investments on hand, or from cash flows from operations.


17.  BUSINESS SEGMENT INFORMATION

     The Company operates its business in two reportable segments: Implantable Medical Components ("IMC") and Electrochem Commercial Power ("ECP"). The IMC segment designs and manufactures critical components used in implantable medical devices. The principal components are batteries, capacitors, filtered feedthroughs, enclosures and precision components. The principal medical devices are pacemakers, defibrillators and neurostimulators. The ECP segment designs and manufactures high performance batteries and battery packs; principal markets for these products are for oil and gas exploration, oceanographic equipment, and aerospace.

     The Company defines segment income from operations as sales less cost of sales including amortization and expenses attributable to segment-specific selling, general and administrative, research, development and engineering expenses and other operating expenses. Segment income also includes a portion of non-segment specific selling, general and administrative, and research, development and engineering expenses based on allocations appropriate to the expense categories. The remaining unallocated operating expenses are primarily corporate headquarters and administrative function expenses. The unallocated operating expenses along with other income and expense are not allocated to reportable segments. Transactions between the two segments are not significant. Segment assets are intended to correlate with invested capital. The amounts include accounts receivable, inventories, net property, plant and equipment, intangible assets, trademark and names, and goodwill. Corporate assets consist primarily of cash, short-term investments, deferred taxes and net property, plant and equipment for corporate headquarters. The accounting policies of the segments are the same as those described and referenced in Note 3.

     An analysis and reconciliation of the Company's business segment information to the respective information in the consolidated financial statements is as follows (dollars in thousands):


                                                              Year Ended December 31,
                                                           2005        2004        2003
Sales:
  IMC
    Medical batteries:
      ICD batteries                                     $  45,803   $  35,742   $  41,494
      Pacemakers and other batteries                       21,708      19,434      24,578
      ICD capacitors                                       20,709      21,981      31,668
      Feedthroughs                                         59,210      47,387      48,257
      Enclosures                                           23,866      21,709      24,742
      Other                                                36,618      26,402      19,482
                                                        ---------   ---------   ---------
  Total IMC sales                                         207,914     172,655     190,221
  ECP                                                      33,183      27,464      26,144
                                                        ---------   ---------   ---------
Total sales                                             $ 241,097   $ 200,119   $ 216,365
                                                        =========   =========   =========

Segment income from operations:
  IMC                                                   $  23,136   $  28,950   $  43,504
  ECP                                                       7,303       8,005       4,374
                                                        ---------   ---------   ---------
  Total segment income from operations                     30,439      36,955      47,878
  Unallocated operating expenses                          (13,553)    (10,015)     (9,678)
                                                        ---------   ---------   ---------
  Operating income as reported                             16,886      26,940      38,200
  Unallocated other income and expense                     (1,422)     (3,208)     (4,884)
                                                        ---------   ---------   ---------
  Income before provision for income taxes as reported  $  15,464   $  23,732   $  33,316
                                                        =========   =========   =========

Depreciation and amortization:
  IMC                                                   $  15,749   $  11,683   $  10,809
  ECP                                                         851         877         854
                                                        ---------   ---------   ---------
  Total depreciation included in segment
    income from operations                                 16,600      12,560      11,663
  Unallocated depreciation and amortization                 3,118       2,275       1,516
                                                        ---------   ---------   ---------
  Total depreciation and amortization                   $  19,718   $  14,835   $  13,179
                                                        =========   =========   =========

The changes in the carrying amount of goodwill:
                                                           IMC         ECP        Total
Balance at December 31, 2004                            $ 152,473   $   2,566   $ 155,039
Goodwill recorded during the year                              --          --          --
                                                        ---------   ---------   ---------
Balance at December 31, 2005                            $ 152,473   $   2,566   $ 155,039
                                                        =========   =========   =========

     Amounts disclosed for 2003 and 2004 in the above sales table have been expanded from previous filings to better coincide with our significant product lines.

                                                       Year Ended December 31,
                                                     2005       2004       2003
Expenditures for tangible long-lived assets,
  excluding acquisitions:
  IMC                                              $25,259    $33,537    $ 6,924
  ECP                                                  183        664        693
                                                   -------    -------    -------
  Total reportable segments                         25,442     34,201      7,617
  Unallocated long-lived tangible assets             2,404      5,403      4,308
                                                   -------    -------    -------
Total expenditures                                 $27,846    $39,604    $11,925
                                                   =======    =======    =======

                                                            December 31,
                                                      2005      2004       2003
Identifiable assets, net:
  IMC                                               $355,568  $333,647  $250,642
  ECP                                                 21,881    20,690    20,817
                                                    --------  --------  --------
  Total reportable segments                          377,449   354,337   271,459
  Unallocated assets                                 135,462   121,829   166,784
                                                    --------  --------  --------
  Total assets                                      $512,911  $476,166  $438,243
                                                    ========  ========  ========


     Sales by geographic area are presented by attributing sales from external customers based on where the products are shipped.

                                                       Year Ended December 31,
                                                      2005      2004      2003
Sales by geographic area:
  United States                                     $126,832  $129,166  $140,578
  Foreign countries                                  114,265    70,953    75,787
                                                    --------  --------  --------
  Consolidated sales                                 241,097   200,119   216,365
                                                    ========  ========  ========


                                                         Year Ended December 31,
                                                                2005      2004
Long-lived tangible assets:
  United States                                          $ 87,340       $ 92,062
  Foreign countries                                        14,386          4,641
                                                         --------       --------
  Consolidated long-lived assets                         $101,726       $ 96,703
                                                         ========       ========

     Three customers accounted for a significant portion of the Company's sales and accounts receivable as follows:


                                        Sales               Accounts Receivable
                           ------------------------------   -------------------
                               Year Ended December 31,         December 31,
                              2005      2004       2003       2005       2004

Customer A                       35%        36%        46%        24%        27%
Customer B                       23%        24%        20%        18%        20%
Customer C                       12%        10%         7%        19%         9%
                           --------   --------   --------   --------   --------
Total                            70%        70%        73%        61%        56%
                           ========   ========   ========   ========   ========

18.  QUARTERLY SALES AND EARNINGS DATA - UNAUDITED

                                          (In thousands, except per share data)
                                         4th Qtr.   3rd Qtr.  2nd Qtr.  1st Qtr.

2005
Sales                                    $ 58,857   $ 62,358  $ 63,524  $ 56,358
Gross profit (1)(2)                        18,510     23,213    24,161    19,829
Net income                                     68        756     5,280     4,003
Earnings per share - basic                   0.00       0.03      0.24      0.19
Earnings per share - diluted                 0.00       0.03      0.23      0.19

                                                                            2004
Sales                                    $ 46,475   $ 45,177  $ 52,942  $ 55,525
Gross profit (1)(2)                        15,250     16,328    22,742    22,400
Net income (3)                               (180)     3,046     4,733     6,619
Earnings per share - basic                  (0.01)      0.14      0.22      0.31
Earnings per share - diluted                (0.01)      0.14      0.21      0.28


(1) Gross profit equals total sales minus cost of sales including amortization of intangibles.
(2) Amounts have been revised to include amortization of intangibles.
(3) 4th quarter 2004 net income as restated per note 2.

                                     ******


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The management of Greatbatch, Inc. ("the Company"), under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2005 (the "Evaluation"). Based upon the Evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are effective in ensuring that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within those entities as appropriate to allow timely decisions regarding required disclosure, particularly during the period in which this annual report was being prepared.

Changes in Internal Control Over Financial Reporting

During the fourth quarter 2005, we had taken remedial action to eliminate the material weaknesses in our system of internal controls over financial reporting that existed as of December 31, 2004.

The remedial actions included:

     o Enhancement of the financial reporting process to include the formal review of all auction rate securities for proper classification, as well as the appropriate cash flow presentation of liabilities related to the acquisition of property, plant and equipment.

     o Establishment of formal quarterly disclosure meetings which include our third party tax advisors to review significant transactions during the period as well as to review and discuss new accounting presentation and disclosure guidelines. Our independent registered public accounting firm, although not part of our control structure, participates in these meetings.
     o Enhanced our financial reporting practices to include the use of multiple third-party financial reporting technical alerts that we utilize to evaluate our accounting policies and financial statement disclosures.
     o Engaged a third-party professional advisor to assist in the internal control procedures over the tax area.
     o Performed additional control procedures related to "critical spreadsheets" associated with the tax area including recalculation of formulas.

These additional control procedures have appropriately remediated the material weaknesses that resulted in the restatements of the 2004 financial statements.

Management's Report on Internal Control Over Financial Reporting

The Company's certifying officers are responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is designed and maintained under the supervision of its certifying officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

As of December 31, 2005, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2005 is effective.

Management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2005 has been audited by Deloitte & Touche LLP, the Company's independent registered public accounting firm, whose unqualified opinion on management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2005 is expressed in their report included herein.


ITEM 9B.  OTHER INFORMATION

     None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
Greatbatch, Inc.
Clarence, New York

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Greatbatch, Inc. and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 30, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 30, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2005, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended December 30, 2005 and our report dated March 14, 2006 expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule and included an explanatory paragraph regarding the restatement discussed in Note 2.

/s/ Deloitte & Touche LLP

Buffalo, New York
March 14, 2006

PART III

     Reference is made to the information responsive to the Items comprising this Part III contained in our definitive proxy statement for our 2005 Annual Meeting of Stockholders, which is incorporated by reference herein.


                                    PART IV


ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

          (1)  FINANCIAL STATEMENTS

          The following consolidated financial statements of our company and the report of our independent registered public accounting firm thereon are set forth below:

               Report of Independent Registered Public Accounting Firm

               Consolidated Balance Sheets as of December 31, 2005 and 2004 (As restated).

               Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2005, 2004 (As restated) and 2003.

               Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 (As restated) and 2003.

               Consolidated Statements of Stockholders' Equity for the years ended December 31, 2005, 2004 (As restated) and 2003.

               Notes to Consolidated Financial Statements (As restated).

          (2)  FINANCIAL STATEMENT SCHEDULES

               The following financial statement schedule is included in this report on Form 10-K: Schedule II - Valuation and Qualifying Accounts.

SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                                                          Col. C
                                                         Additions
                                               -----------------------------
                                    Col. B                       Charged to                      Col. E
                                  Balance at    Charged to          Other         Col. D       Balance at
Col. A                            Beginning       Costs &         Accounts-     Deductions -     End of
Description                       of Period      Expenses         Describe      Describe (2)     Period

December 31, 2005
Allowance for
  doubtful accounts             $        405  $         66      $         --   $        (21)  $        450
Valuation allowance
  for deferred income
  tax assets                    $      3,701  $      1,146 (1)  $         --   $         --   $      4,847

December 31, 2004

Allowance for
  doubtful accounts             $        426  $          5      $         --   $        (26)  $        405
Valuation allowance
  for deferred income
  tax assets                    $        565  $      3,136 (1)  $         --   $         --   $      3,701

December 31, 2003

Allowance for
  doubtful accounts             $        460  $         25      $         --   $        (59)  $        426
Valuation allowance
  for deferred income
  tax assets                    $        565  $         --      $         --   $         --   $        565

(1)  Allowance recorded in the provision for income taxes.

(2) Accounts written off, net of collections on accounts receivable previously written off.

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

(3)  EXHIBITS

EXHIBIT
NUMBER    DESCRIPTION
-------   -----------

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

10.8# 2002 Restricted Stock Plan (incorporated by reference to Appendix B to our definitive proxy statement on Schedule 14A filed on April 9,
          2003).

10.9+ Supply Agreement dated April 10, 2003, between Greatbatch, Inc. and Guidant/CRM (incorporated by reference to our Form 10-Q for the quarter ended April 4, 2003, filed May 16, 2003).

10.10+ Amendment No.1, dated October 8, 2004, to Supply Agreement dated April 10, 2003, between Greatbatch, Inc. and Guidant/CRM (incorporated by reference to Exhibit 10.10 to our annual report on Form 10-K for the fiscal year ended December 31, 2004).

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

10.13+ Supplier Partnering Agreement dated as of October 23, 2003, between Greatbatch, Inc. and Pacesetter, Inc., a St. Jude Medical Company (incorporated by reference to Exhibit 10.20 to our annual report on Form 10-K for the year ended January 2, 2004).

10.14+ Amendment No. 1, dated October 8, 2004, to Supplier Partnering Agreement dated as of October 23, 2003, between Greatbatch, Inc. and Pacesetter, Inc., d/b/a St. Jude Medical CRMD (incorporated by reference to Exhibit 10.14 to our annual report on Form 10-K for the fiscal year ended December 31, 2004).

10.15+ Purchase Order for wet tantalum capacitors dated December 17, 2004, between Greatbatch, Inc. and Guidant Corporation and related documents (incorporated by reference to Exhibit 10.15 to our annual report on Form 10-K for the fiscal year ended December 31, 2004).

10.16+* License Agreement dated October 25, 2005 between Greatbatch, Inc. and Medtronic, Inc.

10.17# Form of Change of Control Agreement, dated December 17, 2001, between Greatbatch, Inc. and each of Edward F. Voboril, Thomas J. Mazza, Larry
          T. DeAngelo, Thomas J. Hook, Marco F. Benedetti and Curtis F. Holmes (incorporated by reference to Exhibit 10.24 to our annual report on Form 10-K for the fiscal year ended December 28, 2001).

10.18# Agreement dated March 31, 2003 between Greatbatch, Inc. and Larry T. DeAngelo (incorporated by reference to Exhibit 10.17 to our annual report on Form 10-K for the fiscal year ended December 31, 2004).

10.19# Employment Offer Letter dated August 9, 2004, between Greatbatch, Inc. and Thomas J. Hook (incorporated by reference to Exhibit 10.19 to our annual report on Form 10-K for the fiscal year ended December 31,
          2004).

10.20# Greatbatch, Inc. Directors Compensation Policy (incorporated by reference to Exhibit 10.20 to our annual report on Form 10-K for the fiscal year ended December 31, 2004 as amended by Item 1.01 of Form 8-K filed on February 16, 2006).

10.21 2005 Stock Incentive Plan (incorporated by reference to Exhibit A to our definitive proxy statement on Schedule 14A filed on April 29,
          2005).

10.22*    Form of Restricted Stock Award Letter

10.23*    Form of Incentive Stock Option Award Letter

10.24*    Form of Nonqualified Option Award Letter

10.25*    Form of Stock Option Award Letter

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


Dated: March 14, 2006                 GREATBATCH, INC.

                                      By  /s/ Edward F. Voboril
                                          --------------------------------------
                                          Edward F. Voboril
                                          Chief Executive Officer and
                                          Chairman (Principal Executive Officer)

                                      By  /s/ Thomas J. Mazza
                                          --------------------------------------
                                          Thomas J. Mazza
                                          Senior Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer)

                                      By  /s/ Marco F. Benedetti
                                          --------------------------------------
                                          Marco F. Benedetti
                                          Corporate Controller
                                          (Principal Accounting Officer)



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                        Title                           Date
---------                        -----                           ----

/s/ Edward F. Voboril            Chief Executive Officer,        March 14, 2006
----------------------------     Chairman and Director
Edward F. Voboril                (Principal Executive Officer)

/s/ Pamela G. Bailey             Director                        March 14, 2006
----------------------------
Pamela G. Bailey


                                 Director                        March 14, 2006
----------------------------
Joseph A. Miller, Jr.

Signature                        Title                           Date
---------                        -----                           ----

/s/ Bill R. Sanford              Director                        March 14, 2006
----------------------------
Bill R. Sanford


/s/ Peter H. Soderberg           Director                        March 14, 2006
----------------------------
Peter H. Soderberg


/s/ Thomas S. Summer             Director                        March 14, 2006
----------------------------
Thomas S. Summer


/s/ William B. Summers, Jr.      Director                        March 14, 2006
----------------------------
William B. Summers, Jr.


/s/ John P. Wareham              Director                        March 14, 2006
----------------------------
John P. Wareham

                                 EXHIBIT INDEX

EXHIBIT
NUMBER    DESCRIPTION
-------   -----------

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

10.8# 2002 Restricted Stock Plan (incorporated by reference to Appendix B to our definitive proxy statement on Schedule 14A filed on April 9,
          2003).

10.9+ Supply Agreement dated April 10, 2003, between Greatbatch, Inc. and Guidant/CRM (incorporated by reference to our Form 10-Q for the quarter ended April 4, 2003, filed May 16, 2003).

10.10+ Amendment No.1, dated October 8, 2004, to Supply Agreement dated April 10, 2003, between Greatbatch, Inc. and Guidant/CRM (incorporated by reference to Exhibit 10.10 to our annual report on Form 10-K for the fiscal year ended December 31, 2004).

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

10.13+ Supplier Partnering Agreement dated as of October 23, 2003, between Greatbatch, Inc. and Pacesetter, Inc., a St. Jude Medical Company (incorporated by reference to Exhibit 10.20 to our annual report on Form 10-K for the year ended January 2, 2004).

10.14+ Amendment No. 1, dated October 8, 2004, to Supplier Partnering Agreement dated as of October 23, 2003, between Greatbatch, Inc. and Pacesetter, Inc., d/b/a St. Jude Medical CRMD (incorporated by reference to Exhibit 10.14 to our annual report on Form 10-K for the fiscal year ended December 31, 2004).

10.15+ Purchase Order for wet tantalum capacitors dated December 17, 2004, between Greatbatch, Inc. and Guidant Corporation and related documents (incorporated by reference to Exhibit 10.15 to our annual report on Form 10-K for the fiscal year ended December 31, 2004).

10.16+* License Agreement dated October 25, 2005 between Greatbatch, Inc. and Medtronic, Inc.

10.17# Form of Change of Control Agreement, dated December 17, 2001, between Greatbatch, Inc. and each of Edward F. Voboril, Thomas J. Mazza, Larry
          T. DeAngelo, Thomas J. Hook, Marco F. Benedetti and Curtis F. Holmes (incorporated by reference to Exhibit 10.24 to our annual report on Form 10-K for the fiscal year ended December 28, 2001).

10.18# Agreement dated March 31, 2003 between Greatbatch, Inc. and Larry T. DeAngelo (incorporated by reference to Exhibit 10.17 to our annual report on Form 10-K for the fiscal year ended December 31, 2004).

10.19# Employment Offer Letter dated August 9, 2004, between Greatbatch, Inc. and Thomas J. Hook (incorporated by reference to Exhibit 10.19 to our annual report on Form 10-K for the fiscal year ended December 31,
          2004).

10.20# Greatbatch, Inc. Directors Compensation Policy (incorporated by reference to Exhibit 10.20 to our annual report on Form 10-K for the fiscal year ended December 31, 2004 as amended by Item 1.01 of Form 8-K filed on February 16, 2006).

10.21 2005 Stock Incentive Plan (incorporated by reference to Exhibit A to our definitive proxy statement on Schedule 14A filed on April 29,
          2005).

10.22*    Form of Restricted Stock Award Letter

10.23*    Form of Incentive Stock Option Award Letter

10.24*    Form of Nonqualified Option Award Letter

10.25*    Form of Stock Option Award Letter

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