Form 10-Q
period 2006-03-31
GREATBATCH, INC.
filed 2006-05-10
CIK 1114483

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the Quarter ended March 31, 2006

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Exchange Act Rule 12b-2 (check one):

----------------------------  ----------------------  --------------------------
Large accelerated filer [  ]   Accelerated filer [X]   Non-accelerated filer [ ]
----------------------------  ----------------------  --------------------------
         Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

         The number of shares outstanding of the Company's common stock, $.001 par value per share, as of May 5, 2006 was: 21,809,895 shares.

                                GREATBATCH, INC.
                         TABLE OF CONTENTS FOR FORM 10-Q
               AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2006
                                                                            Page

COVER PAGE                                                                    1

TABLE OF CONTENTS                                                             2

PART I - FINANCIAL INFORMATION (unaudited)

ITEM 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets                                3

         Condensed Consolidated Statements of Operations and
         Comprehensive Income                                                 4

         Condensed Consolidated Statements of Cash Flows                      5

         Notes to Condensed Consolidated Financial Statements                 6

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                               23

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk          39

ITEM 4.  Controls and Procedures                                             39

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                   40

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds         40

ITEM 3.  Defaults Upon Senior Securities                                     40

ITEM 4.  Submission of Matters to a Vote of Security Holders                 40

ITEM 5.  Other Information                                                   40

ITEM 6.  Exhibits                                                            40

SIGNATURES                                                                   41

EXHIBIT INDEX                                                                42

PART I - FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                GREATBATCH, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS - Unaudited
               (In thousands except for share and per share data)

-------------------------------------------------------------------------------------------

ASSETS                                                         March 31,       December 31,
                                                                  2006            2005
Current assets:
  Cash and cash equivalents                                   $ 38,888          $ 46,403
  Short-term investments                                        66,018            65,746
  Accounts receivable, net of allowance of $439 in 2006
   and $450 in 2005                                             39,857            29,997
  Inventories                                                   48,200            45,184
  Refundable income taxes                                            -               928
  Deferred income taxes                                          6,257             6,257
  Prepaid expenses and other current assets                      1,601             1,488
                                                               --------          --------
          Total current assets                                 200,821           196,003

Property, plant, and equipment, net                             97,368            97,705
Intangible assets, net                                          30,933            31,891
Trademark and names                                             28,252            28,252
Goodwill                                                       155,039           155,039
Other assets                                                     4,399             4,021
                                                               --------          --------
Total assets                                                  $516,812          $512,911
                                                               ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                            $ 15,501          $ 13,678
  Accrued expenses and other current liabilities                19,352            29,903
  Current portion of long-term debt                                165               464
                                                               --------          --------
           Total current liabilities                            35,018            44,045

Convertible subordinated notes                                 170,000           170,000
Deferred income taxes                                           31,969            30,261
                                                               --------          --------
           Total liabilities                                   236,987           244,306
                                                               --------          --------

Stockholders' equity:
  Preferred stock, $.001 par value, authorized 100,000,000
   shares; no shares issued or outstanding in 2006 or 2005           -                 -
  Common stock, $.001 par value, authorized 100,000,000
   shares; 21,808,578 shares issued in 2006 and
   21,658,134 shares issued in 2005                                 22                22
  Additional paid-in capital                                   220,158           215,614
  Retained earnings                                             59,689            53,039
  Accumulated other comprehensive loss                             (44)              (70)
                                                               --------          --------
           Total stockholders' equity                          279,825           268,605
                                                               --------          --------
Total liabilities and stockholders' equity                    $516,812          $512,911
                                                               ========          ========

   The accompanying notes are an integral part of these condensed consolidated financial statements


                                GREATBATCH, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      AND COMPREHENSIVE INCOME - Unaudited
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
-----------------------------------------------------------------------------------------------

                                                                           Three months ended
                                                                                 March 31,
                                                                           2006          2005

Sales                                                                     $68,107       $56,358
Cost and expenses:
Cost of sales - excluding amortization of intangible assets                39,515        35,571
Amortization of intangible assets - cost of sales                             958           958
Selling, general and administrative expenses                                9,015         6,766
Research, development and engineering costs, net                            5,898         4,401
Other operating expense, net                                                2,669         2,388
                                                                           -------       -------
  Operating income                                                         10,052         6,274
Interest expense                                                            1,135         1,131
Interest income                                                            (1,192)         (575)
Other (income) expense, net                                                   (44)            -
                                                                           -------       -------
  Income before provision for income taxes                                 10,153         5,718
Provision for income taxes                                                  3,503         1,715
                                                                           -------       -------
  Net income                                                              $ 6,650       $ 4,003
                                                                           =======       =======

Earnings per share:
  Basic                                                                   $  0.31       $  0.19
  Diluted                                                                 $  0.28       $  0.19

Weighted average shares outstanding:
  Basic                                                                    21,738        21,473
  Diluted                                                                  26,103        21,583

Comprehensive income:
  Net income                                                              $ 6,650       $ 4,003

  Net unrealized gain (loss) on available for sale securities, net of deferred income tax expense of $8 in the three month period in 2006
  and income tax benefit of $23 in the three month period in 2005              26           (40)
                                                                           -------       -------
Comprehensive income                                                      $ 6,676       $ 3,963
                                                                           =======       =======

The accompanying notes are an integral part of these condensed consolidated financial statements


                                GREATBATCH, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited
                                 (IN THOUSANDS)
----------------------------------------------------------------------------------------------

                                                                        Three months ended
                                                                             March 31,
                                                                       2006            2005
Cash flows from operating activities:
  Net income                                                        $  6,650        $  4,003
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                                    4,918           4,039
      Stock-based compensation                                         2,207             795
      Deferred income taxes                                            1,708           1,959
      Loss on disposal of assets                                           3             512
  Changes in operating assets and liabilities:
    Accounts receivable                                               (9,860)         (5,384)
    Inventories                                                       (3,016)          1,750
    Prepaid expenses and other current assets                           (113)         (1,830)
    Accounts payable                                                   2,069          (1,268)
    Accrued expenses and other current liabilities                    (9,954)         (1,345)
    Income taxes                                                       1,807            (297)
                                                                     --------        --------
             Net cash (used in) provided by operating
              activities                                              (3,581)          2,934
                                                                     --------        --------

Cash flows from investing activities:
  Short-term investments:
      Purchases                                                      (10,589)        (22,092)
      Proceeds from dispositions                                      10,350          26,600
  Acquisition of property, plant and equipment                        (3,692)         (9,220)
  Proceeds from sale of assets                                             -              23
  (Increase) decrease in other assets                                    (38)              6
                                                                     --------        --------
             Net cash used in investing activities                    (3,969)         (4,683)
                                                                     --------        --------

Cash flows from financing activities:
  Principal payments of long-term debt                                  (299)           (354)
  Issuance of common stock                                               334             115
                                                                     --------        --------
             Net cash provided by (used in) financing
              activities                                                  35            (239)
Net decrease in cash and cash equivalents                             (7,515)         (1,988)
Cash and cash equivalents, beginning of year                          46,403          34,795
                                                                     --------        --------
Cash and cash equivalents, end of period                            $ 38,888        $ 32,807
                                                                     ========        ========

    The accompanying notes are an integral part of these condensed consolidated financial statements

                                GREATBATCH, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited
--------------------------------------------------------------------------------


1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of Greatbatch, Inc. (the "Company") for the periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from these estimates. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

     The Company utilizes a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31st. For 52-week years, each quarter contains 13 weeks. For clarity of presentation, the Company describes all periods as if each quarter end is March 31st, June 30th and September 30th and as if the year-end is December 31st. The first quarter of 2006 and 2005 each contained 13 weeks.


2.   STOCK-BASED COMPENSATION

     Effective January 1, 2006, the Company adopted the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123(R)"), and related Securities and Exchange Commission rules included in Staff Accounting Bulletin No. 107, on a modified prospective basis. The incremental cost of expensing options under SFAS No. 123(R) was approximately $0.9 million ($0.6 million net of tax). Under this method, compensation cost recognized beginning January 1, 2006 will include costs related to 1) all share-based payments (stock options and restricted stock awards) granted prior to but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and 2) all share-based payments (stock options and restricted stock awards) granted subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). SFAS No. 123(R) also amends SFAS No. 95, Statement of Cash Flows, to require that excess tax benefits that had been reflected as cash flows from operating activities be reflected as cash flows from financing activities. Compensation cost for nonqualified stock options is generally recognized ratably over a four-year vesting period. Compensation cost for incentive stock options is generally recognized ratably over a five to seven year vesting period. Compensation costs for restricted stock awards granted to employees are recognized ratably over the vesting period determined at the time of grant. The Company has continued to use the Black-Scholes option pricing model to estimate the fair value of stock options granted subsequent to the date of adoption of SFAS No. 123(R).

     Compensation costs related to stock options and restricted stock for the quarter ended March 31, 2006 totaled $1.4 million, which includes approximately $0.3 million for accelerated vesting for certain retirement eligible employees. The stock-based compensation expense is included in the statement of earnings primarily in selling, general, and administrative expenses. The impact to earnings net of tax was $0.9 million ($0.03 per diluted share). Stock-based compensation included in the Condensed Consolidated Statement of Cash Flows includes stock options, restricted stock and the annual defined contribution to the employee 401(k) Plan.

     Stock-based compensation expense is only recorded for those awards that are expected to vest. Forfeiture estimates for determining appropriate stock-based compensation expense are estimated at the time of grant based on historical experience and demographic characteristics. Revisions are made to those estimates in subsequent periods if actual forfeitures differ from estimated forfeitures. A 9% forfeiture estimate was used for the stock-based compensation expense recorded during the first quarter 2006.

     Stock Options

     Summary of Stock Option Plans
     -----------------------------

     The Company has stock option plans that provide for the issuance of nonqualified and incentive stock options to employees of the Company. The Company's 1997 Stock Option Plan ("1997 Plan") authorizes the issuance of nonqualified and incentive stock options to purchase up to 480,000 shares of the Company's common stock, subject to the terms of the plan. The stock options granted under the 1997 Plan generally vest over a five-year period and may vary depending upon the achievement of earnings targets. The stock options expire 10 years from the date of the grant. Stock options are granted at exercise prices equal to or greater than the fair market value of the Company's common stock at the date of the grant.

     The Company's 1998 Stock Option Plan ("1998 Plan") authorizes the issuance of nonqualified and incentive stock options to purchase up to 1,220,000 shares the Company's common stock, subject to the terms of the plan. The stock options granted under the 1998 Plan vest over a three to five year period and may vary depending upon the achievement of earnings targets. The stock options expire 10 years from the date of the grant. Stock options are granted at exercise prices equal to or greater than the fair value of the Company's common stock at the date of the grant.

     The Company has a stock option plan that provides for the issuance of nonqualified stock options to Non-Employee Directors (the "Director Plan"). The Director Plan authorizes the issuance of nonqualified stock options to purchase up to 100,000 shares of the Company's common stock from its treasury, subject to the terms of the plan. The stock options vest immediately. The stock options expire 10 years from the date of grant. Stock options are granted at exercise prices equal to or greater than the fair value of the Company's common stock at the date of the grant.

     The Company's 2005 Stock Incentive Plan ("2005 Plan") authorizes the issuance of equity incentive awards including nonqualified and incentive stock options, for up to 1,000,000 shares of the Company's common stock, subject to the terms of the plan. The stock options granted under the 2005 Plan generally vest over a four year period and may vary depending upon the achievement of earnings targets and also upon the terms of each specific grant. The stock options expire 10 years from the date of the grant. Stock options are granted at exercise prices equal to or greater than the fair value of the Company's common stock at the date of the grant.

     As of March 31, 2006, 852,365 shares were available for future grants of options under the plans, subject to an overall limit on awards imposed under the 2005 Plan.

     Fair Value
     ----------

     The Company utilizes the Black-Scholes Option Pricing Model to determine the fair value of stock options under SFAS No. 123(R), consistent with that used for pro forma disclosures in prior years. Management is required to make certain assumptions with respect to selected model inputs, including anticipated changes in the underlying stock price (i.e., expected volatility) and option exercise activity (i.e., expected life). Expected volatility is based on the historical volatility of the Company's stock over the most recent period commensurate with the estimated expected life of the Company's stock options and other factors. The expected life of options granted, which represents the period of time that the options are expected to be outstanding, is based, primarily, on historical data. The expected dividend yield is based on the Company's history and expectation of dividend payouts. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period commensurate with the estimated expected life. If factors change and result in different assumptions in the application of SFAS No. 123(R) in future periods, the stock option expense that the Company records for future grants may differ significantly from what the Company has recorded in the current period.

     The weighted-average fair value of options granted during the quarter ended March 31, 2006 was $10.41 ($9.00 in 2005) based on the Black-Scholes Option Pricing model. The following weighted-average assumptions were used for grants in 2006 and 2005:

                                                         Three months ended
                                                              March 31,
                                                        2006             2005

     Risk-free interest rate                            4.63%            4.13%
     Expected volatility                                39.8%            52.0%
     Expected life (in years)                            4.99             5.00
     Expected dividend yield                               0%               0%

     Stock Option Activity
     ---------------------

     The following table summarizes stock option activity related to the Company's plans for the three months ended March 31, 2006:


                                                                     Weighted
                                                                      Average
                                                          Weighted   Remaining   Aggregate
                                            Number of     Average   Contractual  Intrinsic
                                              Stock       Exercise     Life        Value
                                             Options       Price     (In years) (In millions)
                                          ---------------------------------------------------
     Outstanding at December 31, 2005       1,397,160     $23.16
          Granted                             245,069      25.23
          Exercised                           (34,056)      9.81
          Forfeited or Expired                (12,596)     27.34
                                          ------------
     Outstanding at March 31, 2006          1,595,577     $23.73          7.4         $3.4
                                          =================================================

     Exercisable at March 31, 2006            875,583     $23.95          7.1         $2.6
                                          =================================================


     We calculated intrinsic value for those options that had an exercise price lower than the market price of our common shares as of March 31, 2006. The aggregate intrinsic value of outstanding options as of March 31, 2006 is calculated as the difference between the exercise price of the underlying options and the market price of our common shares for the 488,607 options that were in-the-money at that date. The aggregate intrinsic value of exercisable options as of March 31, 2006 is calculated as the difference between the exercise price of the underlying options and the market price of our common shares for the 296,403 exercisable options that were in-the-money at that date. The Company's closing stock price was $21.91 as of March 31, 2006. The total intrinsic value of stock options exercised during the first quarter of 2006 was $0.4 million ($0.04 million for 2005).

     Cash received from option exercises under all share-based payment arrangements for the quarter ended March 31, 2006 was $0.3 million. The actual tax benefit realized from stock option exercises totaled $0.04 million for the quarter ended March 31, 2006. Proceeds from the exercise of stock options under stock option plans are credited to common stock at par value and the excess is credited to additional paid-in capital.

     As of March 31, 2006, $7.5 million of unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average period of approximately 5 years.

     In November 2005, the FASB issued FSP No. FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. This FSP provides an elective alternative simplified method for calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R) and reported in the Condensed Consolidated Statements of Cash Flows. Companies may take up to one year from the effective date of the FSP to evaluate the available transition alternatives and make a one-time election as to which method to adopt. The Company is currently in the process of evaluating the alternative methods of calculating the pool of excess tax benefits.

     Pro Forma Information under SFAS No. 123 for Periods Prior to 2006
     ------------------------------------------------------------------

     Prior to the adoption of SFAS No. 123(R), we accounted for stock options to employees in accordance with Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations. We also provided the disclosures required under SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosures. As a result, no expense was reflected in our net income for the period ended March 31, 2005 for stock options, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. However, stock-based compensation expense was recognized for restricted stock awards.

     The Company's net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards for the three months ended March 31, 2005 is as follows (in thousands except per share data):


     Net income as reported                                             $4,003
     Add:
     ---
     Stock-based employee compensation cost included in net
      income as reported, net of related tax effects                      $557
     Deduct:
     -------
     Stock-based employee compensation cost determined using
      the fair value based method, net of related tax effects           $1,042
                                                                    -----------
     Pro forma net income                                               $3,518
                                                                    ===========

     Earnings per share:
         Basic - as reported                                             $0.19
         Basic - pro forma                                               $0.17

         Diluted - as reported                                           $0.19
         Diluted - pro forma                                             $0.17


     Restricted Stock

     Summary of Restricted Stock Plans
     ---------------------------------

     The Company's 2002 Restricted Stock Plan authorizes the issuance of stock awards to employees. The number of shares that are reserved and may be issued under the plan cannot exceed 200,000. The Compensation and Organization Committee of the Company's Board of Directors determines the number of shares that may be granted under the plan. Restricted stock awards are either time-vested or performance-vested based on the terms of each individual award agreement. Time-vested restricted stock vests 50% on the first anniversary of the date of the award and 50% on the second anniversary of the date of the award. Performance-vested restricted stock vests upon the achievement of certain annual diluted earnings per share targets by the company, or the seventh anniversary date of the award.

     The Company's 2005 Plan authorizes the issuance of restricted stock, restricted stock units and stock bonuses of up to 400,000 shares, subject to the terms of the plan with an overall limit on awards of 1,000,000 shares. The restricted stock granted under the plan generally vests 50% on the second anniversary of the date of the award and 25% on the third and fourth anniversaries of the date of the award and vary depending upon the achievement of earnings targets and also upon the terms of each specific grant.

     As of March 31, 2006, there were 536,955 available for future grants under the plans, subject to the overall limit imposed by the 2005 Plan.

     Restricted Stock Activity
     -------------------------

     The following table summarizes restricted stock activity related to the Company's plans for the three months ended March 31, 2006:

                                                                                 Weighted
                                                                 Restricted       Average
                                                                    Stock        Grant Date
                                                                  Activity       Fair Value
                                                                  --------       ----------
     Unvested restricted stock outstanding at December 31, 2005        93,956       $22.46
       Shares granted                                                  44,247        25.22
       Shares vested                                                        -            -
       Shares forfeited                                                (2,158)       21.58
                                                                 -------------
     Unvested restricted stock outstanding at March 31, 2006          136,045       $23.37
                                                                 =============       ======


     As of March 31, 2006, there was $2.2 million of total unrecognized compensation cost related to the restricted awards. That cost is expected to be recognized over a weighted-average period of 5 years.


3.   SUPPLEMENTAL CASH FLOW INFORMATION

                                                              Three months ended
                                                                    March 31,
                                                                  2006    2005
     Noncash investing and financing activities (in thousands):
       Common stock contributed to 401(k) Plan                   $2,780 $2,729
       Property, plant and equipment purchases
         included in accounts payable                            $1,647 $1,533
       Other asset purchases included in accrued expenses
         and other current liabilities                             $530     $-

4.   SHORT-TERM INVESTMENTS

     Short-term investments at March 31, 2006 and December 31, 2005 consist of investments expected to be settled or reset within a twelve month period.

     Short-term investments comprised the following (in thousands):

                                              As of March 31, 2006
                                              Gross          Gross    Estimated
                                            unrealized     unrealized  fair
                                     Cost     gains          losses    value
     Available-for-sale:
     Equity Securities              $   276    $     -    $   (41)     235
     Auction Rate Securities         65,783          -          -   65,783
                                     -------    -------    -------  -------
     Short-term investments         $66,059    $     -    $   (41) $66,018
                                     =======    =======    =======  =======

                                               As of December 31, 2005
                                              Gross          Gross    Estimated
                                            unrealized     unrealized  fair
                                     Cost     gains          losses    value
     Available-for-sale:
     Equity Securities              $   276    $     -    $   (74) $   202
     Auction Rate Securities         65,544          -          -   65,544
                                     -------    -------    -------  -------
         Total available-for-sale
          securities                $65,820    $     -    $   (74) $65,746
                                     =======    =======    =======  =======


5.   INVENTORIES

     Inventories comprised the following (in thousands):

                                                       March 31,   December 31,
                                                         2006         2005

     Raw materials                                    $24,832      $24,864
     Work-in-process                                   11,798       11,266
     Finished goods                                    11,570        9,054
                                                      --------     --------
     Total                                            $48,200      $45,184
                                                      ========     ========

6.   INTANGIBLE ASSETS

     Intangible assets comprised the following (in thousands):

                                                 As of March 31, 2006
                                              Gross    Accumulated     Net
                                             carrying  amortization  carrying
                                              amount                  Amount
     Amortizing intangible assets:
        Patented technology                  $21,462     $(12,139)  $ 9,323
        Unpatented technology                 30,886       (9,306)   21,580
        Other                                  1,340       (1,310)       30
                                              -------     --------   -------
                                              53,688      (22,755)   30,933
                                              =======     ========   =======

                                                  As of December 31, 2005
                                              Gross    Accumulated     Net
                                             carrying  amortization  carrying
                                              amount                  Amount
     Amortizing intangible assets:
        Patented technology                  $21,462     $(11,738)  $ 9,724
        Unpatented technology                 30,886       (8,750)   22,136
        Other                                  1,340       (1,309)       31
                                              -------     --------   -------
                                              53,688      (21,797)   31,891
                                              =======     ========   =======


     Aggregate amortization expense for first quarter 2006 and 2005 was $1.0 million. Annual amortization expense is estimated to be $2.9 million for the remainder of 2006, $3.8 million for 2007 to 2008, $3.2 million for 2009, $2.7 million for 2010 and $2.7 million for 2011.


7.   DEBT

     Long-term debt comprised the following (in thousands):

                                                      March 31,   December 31,
                                                        2006          2005

     2.25% convertible subordinated notes, due 2013  $170,000      $170,000
     Capital lease obligations                            165           464
                                                      --------      --------
                                                      170,165       170,464
     Less current portion                                (165)         (464)
                                                      --------      --------
     Total long-term debt                            $170,000      $170,000
                                                      ========      ========


     Revolving Line of Credit

     On May 31, 2005, the Company amended its Senior Secured Credit Facility, which included changes to the underlying covenants. The amended facility replaced the old $20.0 million revolving credit facility with a new three-year $50.0 million Revolving Credit Facility ("new revolver"), which contains a $10.0 million sub-limit for the issuance of commercial or standby letters of credit. The new revolver is secured by the Company's non-realty assets including cash, accounts and notes receivable, and inventories. The new revolver requires the Company to comply with two quarterly financial covenants, as defined. The first relates to the ratio of consolidated net earnings or loss before interest, taxes, depreciation, and amortization ("EBITDA") to Fixed Charges. The second is a Leverage ratio, which is calculated based on the ratio of Consolidated Funded Debt less Cash, Cash Equivalent Investments and Short-Term Investments to Consolidated EBITDA. Interest rates under the new revolver vary with the Company's leverage. The Company is required to pay a commitment fee of between .125% and .250% per annum on the unused portion of the new revolver based on the Company's leverage. As of March 31, 2006, the Company had no balance outstanding on the new revolver.


8.   EARNINGS PER SHARE

     The following table reflects the calculation of basic and diluted earnings per share (in thousands, except per share amounts):


                                                    Three months ended
                                                          March 31,
                                                      2006      2005
                                                     -------   -------
Numerator for basic earnings per share:
    Net income                                      $ 6,650   $ 4,003
Effect of dilutive securities:
 Interest expense on convertible notes and related
 deferred financing fees, net of tax                    733         -
                                                     -------   -------
Numerator for diluted earnings per share            $ 7,383   $ 4,003
                                                     =======   =======

Denominator for basic earnings per share:
 Weighted average shares outstanding                 21,738    21,473
Effect of dilutive securities:
 Convertible notes                                    4,219         -
 Stock options and unvested restricted stock            146       110
                                                     -------   -------
Dilutive potential common shares                      4,365       110
                                                     -------   -------
Denominator for diluted earnings per share           26,103    21,583
                                                     =======   =======

Basic earnings per share                            $  0.31   $  0.19
                                                     =======   =======
Diluted earnings per share                          $  0.28   $  0.19
                                                     =======   =======


     For the three months ended March 31, 2005, the impact of the convertible notes was anti-dilutive.

9.   COMPREHENSIVE INCOME

     The Company's comprehensive income for the three month period ended March 31, 2006 includes net income and a net unrealized gain on available-for-sale securities. Comprehensive income for the three month period ended March 31, 2005 includes net income and a net unrealized loss on available-for-sale securities.


10.  COMMITMENTS AND CONTINGENCIES

     During 2002, a former non-medical customer commenced an action alleging that the Company had used proprietary information of the customer to develop certain products. We have meritorious defenses and are vigorously defending the matter. The potential risk of loss is between $0.0 and $1.7 million.

     Product Warranties - The change in aggregate product warranty liability for the quarter ended March 31, 2006 is as follows (in thousands):

     Beginning balance at December 31, 2005                         $2,443
     Additions to warranty reserve                                     167
     Warranty claims paid                                             (717)
                                                                     ------
     Ending balance at March 31, 2006                               $1,893
                                                                     ======

     Capital Expenditures - During 2004, the Company commenced the build out of its medical battery and capacitor manufacturing facility in Alden, NY and its value-add manufacturing facility in Tijuana, Mexico. These facilities are enabling the Company to further consolidate its operations and implement state of the art manufacturing capabilities at both locations. The total remaining contractual obligation for construction of these facilities at March 31, 2006 is $4.5 million and will be financed by existing cash, short-term investments, or cash generated from operations.


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

     An analysis and reconciliation of the Company's business segment information to the respective information in the consolidated financial statements is as follows (in thousands):


                                                           Three months ended
                                                                 March 31,
     Sales:                                                 2006       2005
        IMC
          ICD batteries                                    $12,679    $10,751
          Pacemaker and other batteries                      5,787      5,255
          ICD Capacitors                                     3,568      4,297
          Feedthroughs                                      16,288     13,682
          Enclosures                                         6,340      6,547
          Other                                             12,918      7,333
                                                            -------    -------
       Total IMC                                            57,580     47,865
       ECP                                                  10,527      8,493
                                                            -------    -------
       Total sales                                         $68,107    $56,358
                                                            =======    =======

     Segment income from operations:
       IMC                                                 $10,900    $ 7,877
       ECP                                                   2,843      1,880
                                                            -------    -------
       Total segment income from operations                 13,743      9,757
       Unallocated operating expenses                       (3,691)    (3,483)
                                                            -------    -------
       Operating income as reported                         10,052      6,274
       Unallocated other income and expense                    101       (556)
                                                            -------    -------
       Income before provision for income taxes
        as reported                                        $10,153    $ 5,718
                                                            =======    =======


     The carrying amount of goodwill at December 31, 2005 and March 31, 2006 is as follows:

                                      IMC               ECP             Total
                                    $152,473         $  2,566         $155,039
                                    ========         ========         ========

12. OTHER OPERATING EXPENSE

     During the first quarter ended March 31, 2006, the following charges were recorded in other operating expense in the Company's Condensed Consolidated Statement of Operations (in thousands).

                                                             Three months ended
                                                                  March 31,
                                                               2006       2005
     (a) Alden facility consolidation                        $  500    $     -
     (b) Carson City facility shutdown and Tijuana Facility
         Consolidation No. 1                                  1,200        200
     (c) Columbia facility shutdown, Tijuana Facility
         consolidation No. 2 and RD&E consolidation           1,000          -
     (d) Tijuana start-up                                         -        200
     (e) Asset dispositions and other                             -        500
     (f) Severance                                                -      1,500
                                                              ------     ------
                                                             $2,700    $ 2,400
                                                              ======     ======

     (a) Alden Facility Consolidation - On February 23, 2005, the Company announced its intent to consolidate the medical capacitor manufacturing operations, currently in Cheektowaga, NY, and the implantable medical battery manufacturing operations, currently in Clarence, NY, into the advanced power source manufacturing facility in Alden, NY ("Alden Facility"). The Company is also consolidating the capacitor research, development and engineering operations from the Cheektowaga, NY, facility into the Technology Center in Clarence, NY.

     The total cost estimated for these consolidation efforts is anticipated to be between $3.5 and $4.0 million. The expenses for the Alden Facility consolidation are included in the IMC business segment. The Alden facility is substantially complete as of March 31, 2006 and we therefore do not expect to incur any additional significant expense. The major categories of costs, which will primarily be cash expenditures, include the following:

     o Production inefficiencies and revalidation - $0.3 to $0.5 million;

     o Training - $0.2 million;

     o Moving and facility closures - $2.6 to $2.7 million; and

     o Other - $0.4 to $0.6 million.

     Accrued liabilities at March 31, 2006 related to the Alden Facility consolidation comprised the following (in thousands):

                                    Production
                                   inefficiencies                      Moving and
                                        and                             facility
                                    revalidation         Training       closures            Other        Total

     Restructuring charges           $       230            $23         $2,180              $373        $2,806
     Cash payments                          (230)           (23)        (1,144)             (373)       (1,770)
     Accelerated depreciation/
     asset write-offs                          -              -           (838)                -          (838)
                                    -------------  -------------  -------------     -------------  ------------
     Balance, December 31, 2005      $         -          $   -         $  198              $  -        $  198

     Restructuring charges                   $38          $   -         $  412              $  -        $  450
     Cash payments                           (38)             -           (475)                -          (513)
     Accelerated depreciation/
     asset write-offs                          -              -              -                 -             -
                                    -------------  -------------  -------------     -------------  ------------
     Balance, March 31, 2006         $         -          $   -         $  135              $  -        $  135
                                    =============  =============  =============     =============  ============


     (b) Carson City Facility shutdown and Tijuana Facility consolidation No. 1. On March 7, 2005, the Company announced its intent to close the Carson City, NV facility ("Carson City Facility") and consolidate the work performed at the Carson City Facility into the Tijuana, Mexico facility ("Tijuana Facility consolidation No. 1").

     The total estimated cost for this facility consolidation plan is anticipated to be between $6.6 million and $6.8 million. The Company expects to incur and pay the remaining cost over the next two fiscal quarters through September 2006. The major categories of costs include the following:

     o Costs related to the shutdown of the Carson City Facility:

          a. Severance and retention - $3.0 million;
          b. Accelerated depreciation - $0.6 million; and
          c. Other - $0.3 million.

     o Costs related to Tijuana Facility consolidation No. 1:

          a. Production inefficiencies and revalidation - $0.4 to $0.5 million;
          b. Relocation and moving - $0.3 million;
          c. Personnel (including travel, training and duplicate wages) - $1.5 to $1.6 million; and
          d. Other - $0.5 million.

     All categories of costs are considered to be cash expenditures, except accelerated depreciation. Once the moves are completed, the Company anticipates annual cost savings in the range of $2.5 to $3.1 million. The expenses for the Carson City facility shutdown and the Tijuana Facility consolidation No. 1 are included in the IMC business segment.

     Accrued liabilities at March 31, 2006 related to the Carson City Facility shutdown comprised the following (in thousands):

                                     Severance and    Accelerated
                                       retention      Depreciation     Other        Total
     Restructuring charges                 $2,096         $  595        $221       $2,912
     Cash payments                              -              -        (221)        (221)
     Write-offs                                 -           (595)          -         (595)
                                     -------------  ------------- ------------- -----------
     Balance, December 31, 2005            $2,096         $    -      $    -       $2,096

     Restructuring charges                    616              -           1          617
     Cash payments                              -              -          (1)          (1)
     Write-offs                                 -              -           -            -
                                     -------------  ------------- ------------- -----------
     Balance, March 31, 2006               $2,712         $    -      $    -       $2,712
                                     =============  ============= ============= ===========


     Accrued liabilities at March 31, 2006 related to the Tijuana Facility consolidation No. 1 comprised the following (in thousands):

                                          Production
                                        inefficiencies
                                             and            Relocation
                                         revalidation       and moving    Personnel       Other         Total
     Restructuring charges                  $       5       $   123       $  1,050     $     350      $  1,528
     Cash payments                                 (5)         (123)        (1,050)         (350)       (1,528)
     Write-offs                                     -             -              -             -             -
                                       ---------------    -----------   ------------  ------------   -----------
     Balance, December 31, 2005             $       -       $     -       $      -     $       -      $      -

     Restructuring charges                        118            52            336           105           611
     Cash payments                               (118)          (52)          (336)         (105)         (611)
     Write-offs                                     -             -              -             -             -
                                       ---------------    -----------   ------------  ------------   -----------
     Balance, March 31, 2006                $       -       $     -       $      -     $       -      $      -
                                       ===============    ===========   ============  ============   ===========



     (c) Columbia Facility shutdown, Tijuana Facility consolidation No. 2 and RD&E consolidation. On November 16, 2005, the Company announced its intent to close both the Columbia, MD facility ("Columbia Facility") and the Fremont, CA Advanced Research Laboratory ("ARL"). The manufacturing operations at the Columbia Facility will be moved into the Tijuana Facility ("Tijuana Facility consolidation No. 2"). The research, development and engineering ("RD&E") and product development functions at the Columbia Facility and at ARL will relocate to the Technology Center in Clarence, NY.

     The total estimated cost for this facility consolidation plan is anticipated to be between $7.9 million and $8.3 million. The Company expects to incur and pay the remaining cost over the next five fiscal quarters through June 2007. The major categories of costs include the following:

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

     Accrued liabilities at March 31, 2006 related to the Columbia Facility and ARL shutdowns and the RD&E consolidation comprised the following (in thousands):


                                  Severance                  Accelerated
                                     and                    depreciation /
                                  retention    Personnel   asset write-offs  Other    Total
     Restructuring charges         $    379      $   -         $    435     $ 310   $ 1,124
     Cash payments                        -          -                -         -         -
     Write-offs                           -          -             (435)        -      (435)
                                ------------  ---------    --------------  ------- ----------
     Balance, December 31, 2005    $    379      $   -         $      -     $ 310   $   689

     Restructuring charges              421        202                -        94       717
     Cash payments                     (137)      (202)               -      (393)     (732)
     Write-offs                           -          -                -         -         -
                                ------------  ---------    --------------  ------- ----------
     Balance, March 31, 2006       $    663      $   -         $      -     $  11   $   674
                                ============  =========    ==============  ======= ==========

     Accrued liabilities at March 31, 2006 related to Tijuana Facility consolidation No. 2 comprised the following (in thousands):


                                     Production
                                    inefficiencies
                                         and            Relocation
                                     revalidation       and moving     Personnel      Other       Total
     Restructuring charges         $            -     $         -    $       10     $       -   $       10
     Cash payments                              -               -           (10)            -          (10)
                                   ---------------    -------------  -----------    ----------  -----------
     Balance, December 31, 2005    $            -     $         -    $        -     $       -   $        -

     Restructuring charges                      -               -           242            13          255
     Cash payments                              -               -          (242)          (13)        (255)
                                   ---------------    -------------  -----------    ----------  -----------
     Balance, March 31, 2006       $            -     $         -    $        -     $       -   $        -
                                   ===============    ============== ===========    ==========  ===========


     (d) Tijuana start-up. Other Tijuana start-up expenses (not associated with the Carson City Facility or Columbia Facility consolidation) during the first quarter of 2005 amount to $0.2 million. These expenses are primarily related to the initial start-up of the value added assembly business.

     (e) Asset dispositions. Expense is for property, plant, and equipment dispositions.

     (f) Severance charges. During the first quarter of 2005, the Company implemented a 4% workforce reduction as a continuation of cost containment efforts initiated mid-year 2004, which resulted in a severance charge of $1.5 million, which was paid in 2005. Expense of $0.9 million was recorded in the IMC segment, $0.2 million in the ECP segment, and $0.4 was recorded in unallocated operating expenses under business segment information.


13.  RECENTLY ADOPTED STANDARDS

     In June 2005 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 154, Accounting Changes and Error Corrections, ("SFAS 154") a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 changes the requirements for the accounting for and the reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition by recording a cumulative effect adjustment within net income in the period of change. SFAS 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the specific period effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. SFAS 154 was effective for accounting changes and corrections of errors made after January 1, 2006.

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123(R)"). This statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company adopted the provisions of SFAS No. 123(R) on January 1, 2006 using the modified prospective method. Note 2. - Stock-Based Compensation provides additional information related to the implementation of SFAS No. 123.

     In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 ("SFAS No. 151"). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, handling costs and wasted material (spoilage). Among other provisions, the new rule requires that such items be recognized as current-period charges, regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. SFAS No. 151 was effective January 1, 2006 and did not have a material effect on the Company's Condensed Consolidated Financial Statements.

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

Our Customers

Our products are designed to provide reliable, long lasting solutions that meet the evolving requirements and needs of our customers and the end users of their products. Our medical customers include leading IMD manufacturers such as Guidant, St. Jude Medical, Medtronic, Biotronik, Cyberonics and the Sorin Group. A substantial part of our business is conducted with a limited number of customers. In first quarter of 2006, Guidant, St. Jude Medical, and Medtronic collectively accounted for approximately 70% of our total sales. The nature and extent of our selling relationships with each CRM customer are different in terms of breadth of component products purchased, purchased product volumes, length of contractual commitment, ordering patterns, inventory management and selling prices. Our ECP customers are primarily companies involved in oil and gas exploration, military, oceanography and aerospace.

We have entered into long-term supply agreements with some of our customers. For each of our products, we recognize revenue when the products are shipped and title passes.

Business Highlights

o We achieved record quarterly sales of $68.1 million, up 21% from $56.4 million in the first quarter of 2005.

     o Implantable Medical Components sales were $57.6 million, up 20% from the first quarter, driven by strong sales of batteries, feedthroughs and assembly products.

     o Electrochem Commercial Power sales of $10.5 million were up 24% from the first quarter, led by strong growth in the oil and gas, and oceanographic markets.

o Diluted earnings per share increased by 47% to $0.28, which included stock-based compensation expense of $0.02 per share related to the adoption of SFAS No. 123(R).

o Operating margin, including move-related expenses, severance costs and stock-based compensation, improved by 3.7% in the first quarter to 14.8%.

o We signed a new supply agreement with Sorin/ELA in March 2006. This new comprehensive agreement represents a significant incremental revenue opportunity over the 5-year term, as it includes provisions for all of our medical component technologies. The renewable agreement has an initial term ending on December 31, 2010.

o The facility moves of shield assembly, filtered feedthroughs, and feedthroughs to our Tijuana Facility are proceeding as planned. The filtered feedthrough move from our Carson City Facility is expected to be completed by the middle of 2006. The feedthrough move from our Columbia Facility is expected to be completed by the second quarter of 2007.

Our CEO's View

We are extremely pleased with our record sales results and the strong start to 2006. We delivered better than expected sales results across the breadth of our medical and commercial products. We experienced solid growth from both our domestic and international customer base, which reflects the strength of our position in these markets. The improving operating margins reflect greater operating leverage from the increased sales volume. In addition, the consolidation of our medical power manufacturing operations coupled with improved utilization at our Tijuana Facility, combined to increase our operating margins in the quarter to approximately 15%. We remain confident that the strategic initiatives we have put in place to expand our product offering and reduce our manufacturing costs will allow us to continue to advance our competitive position in the marketplace.

Product Development

Our strategy is to maintain technology leadership by providing a fresh pipeline of next generation core products. Currently, the company is developing a series of new products for customer applications in the CRM, Neurostimulation and Commercial markets.

Some of the key development milestones for 2006 are as follows:

     1.   Continue the evolution of our Q series high rate ICD batteries.
     2.   Complete the development of a high voltage capacitor system.
     3. Develop Q series medium rate battery for neurostimulation and pacemaker applications.
     4. Augment our existing rechargeable battery with a new rechargeable battery offering for use in neurostimulation applications.
     5.   Develop rechargeable battery packs for use in commercial applications.

     6. Introduce new inductor slab filtered feedthrough technology and molded headers.
     7. Continue development of the batteries and capacitors used in intravascular ICD devices.

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

ECP. ECP continues to develop new and innovative power solutions for the world's most demanding commercial applications. ECP has developed a new high energy lithium cell for a customer in the telematics market. Due to their exceptional high energy, two of these new cells are capable of providing power for the entire 10-year life of the telematics device. ECP developed a battery pack capable of withstanding the customer's harsh operating conditions such as high vibration, high shock, salt spray, high temperature, low temperature, and high humidity.

ECP developed a modular battery pack for a customer's fleet of underwater sonabuoys which measure water characteristics. The long life of ECP cells, coupled with their ability to withstand harsh conditions, make them ideally suited for buoys. The customer's expense of commissioning a ship to replace the batteries in each buoy is reduced when using ECP batteries due to their long life.

Cost savings and consolidation efforts

During 2005, we initiated several significant cost savings and consolidation efforts.

Alden Facility Consolidation. On February 23, 2005, we announced our intent to consolidate the medical capacitor manufacturing operations, currently in Cheektowaga, NY, and the implantable medical battery manufacturing operations, currently in Clarence, NY, into the advanced power source manufacturing facility in Alden, NY ("Alden Facility"). We are also consolidating the capacitor research, development and engineering operations from the Cheektowaga, NY, facility into the Technology Center in Clarence, NY.

The Alden Facility consolidation is substantially complete as of the end of the first quarter 2006, and we do not expect to incur any significant expense for the remainder of the year. Expenses of $2.8 million were incurred in 2005 and $0.5 million were incurred during the first quarter 2006 for a total cost of $3.3 million. Of these, $1.8 million were paid in cash and $0.9 million were for assets written-off in 2005. Approximately $0.5 million were paid in cash during the first quarter 2006. An additional $0.1 million remains to be paid.

Carson City Facility shutdown and Tijuana Facility consolidation No. 1. On March 7, 2005, we announced our intent to close the Carson City, NV facility ("Carson City Facility") and consolidate the work performed at the Carson City Facility into the Tijuana, Mexico facility ("Tijuana Facility consolidation No. 1").

The total estimated cost for this facility consolidation plan is anticipated to be between $6.6 million and $6.8 million, comprised of $3.9 million for the Carson City Facility shutdown and $2.7 million to $2.9 million for Tijuana Facility consolidation No. 1. We expect to incur the remaining costs over the next two fiscal quarters. All categories of costs are considered to be cash expenditures, except for accelerated depreciation.

Carson City Facility shutdown expenses of $3.5 million have been incurred to date, of which $2.9 million were incurred in 2005, and $0.6 million were incurred in the first quarter 2006. In 2005, $0.2 million were paid in cash and $0.6 million were recorded as accelerated depreciation. Of the $2.1 million remaining accrual balance at year-end, no amounts were paid during the first quarter 2006. Tijuana Facility consolidation No. 1 expenses of $1.5 million were incurred and paid in 2005, and $0.6 were incurred and paid in 2006.

Once the moves are completed, we anticipate annual cost savings in the range of $2.5 to $3.1 million. The expenses for the Carson City facility shutdown and the Tijuana Facility consolidation No. 1 are included in the IMC business segment.

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

The total estimated cost for this facility consolidation plan is anticipated to be between $7.9 million and $8.3 million. We expect to incur this additional cost over the next five fiscal quarters. All categories of costs are considered to be future cash expenditures, except for accelerated depreciation and asset write-offs.

Columbia Facility and ARL shutdown expenses of $1.8 million have been recorded to date. Approximately $1.1 million were incurred in 2005, and $0.7 million were incurred in first quarter 2006, of which $0.4 million were recorded for assets written-off. Approximately $0.7 million was paid in cash during the first quarter of 2006. The balance is expected to be paid by the end of the third quarter, 2006. Tijuana Facility consolidation plan No. 2 expenses of $0.3 million and $0.01 million were incurred and paid in cash in 2006 and 2005, respectively.

Once the moves are completed, the Company anticipates annual cost savings in the range of $5.0 to $6.0 million. The expenses for the Columbia Facility and ARL shutdowns, the Tijuana Facility consolidation No. 2 and the RD&E consolidation are included in the IMC business segment.

Severance charges. The Company implemented a 4% workforce reduction during the first quarter of 2005, which resulted in a severance charge of $1.5 million. All amounts were paid in 2005.

Our Financial Results

We utilize a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31st. For 52-week years, each quarter contains 13 weeks. For clarity of presentation, we describe all periods as if each quarter end is March 31st, June 30th and September 30th and as if the year-end is December 31st. The first quarter of 2006 and 2005 each contained 13 weeks.

The commentary that follows should be read in conjunction with our consolidated financial statements and related notes and with the Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K for the fiscal year ended December 31, 2005.


Results of Operations                                                Three months ended
                                                                           March 31,            2005 - 2004
In thousands, except per share data                                     2006      2005      $ Change  % Change
---------------------------------------------------------------------------------------      ------------------
IMC
   ICD batteries                                                     $12,679   $10,751      $ 1,928         18%
   Pacemaker and other batteries                                       5,787     5,255          532         10%
   ICD capacitors                                                      3,568     4,297         (729)       -17%
   Feedthroughs                                                       16,288    13,682        2,606         19%
   Enclosures                                                          6,340     6,547         (207)        -3%
   Other                                                              12,918     7,333        5,585         76%
                                                                      -----------------      ------------------
Total IMC                                                             57,580    47,865        9,715         20%
ECP                                                                   10,527     8,493        2,034         24%
                                                                      -----------------      ------------------
Total sales                                                           68,107    56,358       11,749         21%
Cost of sales - excluding amortization of intangible assets           39,515    35,571        3,944         11%
Amortization of intangible assets - cost of sales                        958       958            -          0%
                                                                      -----------------      ------------------
Gross profit (1)                                                      27,634    19,829        7,805         39%
Gross margin                                                            40.6%     35.2%                   5.4%

Selling, general, and administrative expenses ("SG&A")                 9,015     6,766        2,249         33%
SG&A as a % of sales                                                    13.2%     12.0%                   1.2%

Research, development and engineering costs, net ("RD&E")              5,898     4,401        1,497         34%
RD&E as a % of sales                                                     8.7%      7.8%                   0.9%

Other operating expense                                                2,669     2,388          281         12%
                                                                      -----------------      ------------------
Operating income                                                      10,052     6,274        3,778         60%
Operating margin                                                        14.8%     11.1%                   3.7%

Interest expense                                                       1,135     1,131            4          0%
Interest income                                                       (1,192)     (575)        (617)       107%
Other (income) expense, net                                              (44)        -          (44)       N/A
Provision for income taxes                                             3,503     1,715        1,788        104%
Effective tax rate                                                      34.5%     30.0%                   4.5%
                                                                      -----------------      ------------------
Net income                                                           $ 6,650   $ 4,003      $ 2,647         66%
                                                                      =================      ==================
Net margin                                                               9.8%      7.1%                   2.7%

Diluted earnings per share                                           $  0.28   $  0.19      $  0.09         47%

(1) Gross profit, which equals total sales minus cost of sales including amortization of intangible assets, has been revised from prior year.

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

The increase in IMC sales of 20% during the first quarter was primarily due to strong demand for ICD batteries, filtered feedthroughs, feedthroughs, and assembly products.

ECP. Similar to IMC customers, we have pricing arrangements with our customers that many times do not specify minimum quantities. Our visibility to customer ordering patterns is over a relatively short period of time.

The ECP sales increases of 24% in the first quarter and have been driven by volume increases due to a number of factors.

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

Cost of Sales

Lower cost of sales as a percentage of sales in the quarter was primarily due to the following factors:


                                                                        Three months ended
                                                                            March 31, 2006
Production efficiencies primarily associated with higher
 volumes (a)                                                                                -6.1%
Excess capacity at wet tantalum capacitor facility (b)                                      -1.0%
Excess capacity at Tijuana facility (c)                                                      1.6%
Lower IMC selling prices (d)                                                                 0.9%
Other                                                                                       -0.8%
                                                                     ----------------------------
   Total percentage point impact on cost of sales as a percentage of
    sales                                                                                   -5.4%
                                                                     ============================

(a) This decrease in cost of sales is primarily due to the fact that as production volumes increase, fixed costs such as plant overhead and depreciation do not increase at the same rate.
(b) During 2005, the Capacitor facility was not being utilized to its full capacity. The cost associated with the excess capacity in first quarter 2005 was eliminated as capacitor manufacturing was consolidated into the Alden facility.
(c) The Tijuana facility was new in 2005 and its infrastructure and floor space were coming on line during the first quarter of 2005. In first quarter 2006, the underutilized infrastructure was fully operational and increased excess capacity costs.
(d) Sales prices for IMC are subject to pricing agreements with customers. Many times these agreements allow for changes in price due to customer specific levels of demand.

We expect cost of sales as a percentage of sales to decrease over the next several years as the result of the consolidation efforts and the elimination of excess capacity. Excess capacity for the Tijuana Facility is not expected to be eliminated until mid 2007 when the last announced consolidation effort is anticipated to be completed (see the "cost savings and consolidation efforts" section for additional information).

Amortization of intangible assets - cost of sales

Amortization expense for the first quarter of 2006 was comparable to the first quarter of 2005.

SG&A expenses

The increase in SG&A expenses for the first quarter 2006 is primarily due to the following factors (in millions):


SFAS No. 123(R) stock-based compensation expense                             $            0.8
Increased workforce                                                                       0.6
Directors' fees                                                                           0.3
Increased incentive compensation                                                          0.1
Other                                                                                     0.4
                                                                             ----------------
    Net increase in SG&A                                                     $            2.2
                                                                             ================

The increase in stock-based compensation expense is expected to continue into the future.

RD&E expenses

Net research, development and engineering costs are as follows (in millions):


                                                                           Three Months Ended
                                                                               March 31,
                                                                           2006        2005
Research and development costs                                         $       4.0 $        3.8
                                                                       ----------- ------------

Engineering costs                                                              2.3          1.4
Less cost reimbursements                                                      (0.4)        (0.8)
                                                                       ----------- ------------
Engineering costs, net                                                         1.9          0.6
                                                                       ----------- ------------
Total research and development and engineering costs, net              $       5.9 $        4.4
                                                                       =========== ============


The increase in RD&E expenses in the first quarter of 2006 is primarily due to increased personnel costs (headcount), coupled with decreased reimbursement of 50% on new product development projects in the current quarter compared to last year. In terms of the development costs billed, reimbursements were lower due to the timing of the achievement of revenue milestones. Reimbursements for achieving certain development milestones are netted against gross spending. We expect that RD&E costs will be within the range of 9% to 10% as a percentage of sales for the remainder of 2006 due to increased investment in future development programs.

Other operating expense

Other operating expense for 2006 and 2005 comprised the following costs (in millions):


                                                            Three months ended March
                                                                     31,
                                                              2006         2005
Carson City facility shutdown (a)                        $         1.2 $        0.2
Columbia Facility and Advanced Research Laboratory
 shutdown (a)                                                      1.0            -
Alden facility consolidation (a)                                   0.5            -
Tijuana start-up                                                     -          0.2
Severance (a)                                                        -          1.5
Asset dispositions and other (b)                                     -          0.5
                                                         ------------- ------------
                                                         $         2.7 $        2.4
                                                         ============= ============


(a) Refer to "Cost savings and consolidation efforts" discussion for disclosure related to the timing and level of remaining expenditures for these items as of March 31, 2006.
(b)  Expenditures in 2005 were for asset disposals.

Other operating expenses for the remainder of 2006 are expected to be in the range of $8.0 million and $10.0 million primarily related to plant consolidations and asset dispositions. In the future, other operating expenses are expected to be substantially reduced after the second quarter of 2007 when the last announced consolidation effort is anticipated to be completed.

Interest expense and interest income

Interest expense is consistent with the prior year's quarter, and is primarily related to the outstanding convertible notes.

Interest income increased in the first quarter 2006 in comparison to the first quarter of 2005 due to increased cash, cash equivalents and short-term investment balances coupled with higher interest rates on the invested cash.

Provision for income taxes

Our effective tax rate of 34.5% for the first quarter of 2006 is below the United States statutory rate primarily as a result of the allowable Extraterritorial Income Exclusion ("ETI") and the Qualified Production Activities Deduction. In comparison to the first quarter of 2005, the year to date effective tax rate is higher due to the expiration of the federal research and development tax credit and the reduction in 2006 of the level of allowable ETI benefits.

We estimate our effective tax rate to be approximately 34% for the full year
2006.

Liquidity and Capital Resources

                                                                            March 31,               December 31,
(Dollars in millions)                                                        2006                      2005
Cash and cash equivalents and short-term investments (a)           $                   104.9 $                  112.1
Working capital (b)                                                $                   165.8 $                  152.0
Current ratio                                                                        5.7:1.0                  4.5:1.0


(a) Short-term investments consist of investments acquired with maturities that exceed three months and are less than one year at the time of acquisition, equity securities classified as available-for-sale, and auction rate securities.
(b) Working capital increased by approximately $14.0 million. Net earnings of $6.7 million and company stock contributed to the 401(k) Plan of $2.8 million are the primary drivers of the increase.

Revolving Line of Credit

On May 31, 2005, we amended our Senior Secured Credit Facility, which included changes to the underlying covenants. The amended facility replaced the old $20.0 million revolving credit facility with a new three-year $50.0 million Revolving Credit Facility ("new revolver"), which contains a $10.0 million sub-limit for the issuance of commercial or standby letters of credit. The new revolver is secured by our non-realty assets including cash, accounts and notes receivable, and inventories. The new revolver requires us to comply with two quarterly financial covenants. The first relates to the ratio of consolidated net earnings or loss before interest, taxes, depreciation, and amortization ("EBITDA") to Fixed Charges. The second is a Leverage ratio, which is calculated based on the ratio of Consolidated Funded Debt less Cash, Cash Equivalent Investments and Short-Term Investments to Consolidated EBITDA. Interest rates under the new revolver vary with our leverage. We are required to pay a commitment fee of between .125% and .250% per annum on the unused portion of the new revolver based on our leverage. As of March 31, 2006, we had no balance outstanding on the new revolver.

Our principal sources of liquidity are our operating cash flow combined with our working capital of $165.8 million at March 31, 2006 and availability under the new revolver. Historically we have generated cash from operations sufficient to meet our capital expenditure and debt service needs, other than for acquisitions. At March 31, 2006, our current ratio was 5.7:1.

The Company regularly engages in discussions relating to potential acquisitions and may announce an acquisition transaction at any time.

Operating activities

Net cash flows used by operating activities for the three months ended March 31, 2006 decreased by approximately $6.5 million over the comparable period in 2005 primarily due to increased accounts receivable due to higher sales, and decreased accrued expenses due to the payment in 2006 of amounts accrued for 2005 incentive compensation and profit sharing programs.

Investing activities

The majority of the acquisition of property, plant and equipment for the first quarter of 2006 was related to the movement of operations from the Columbia Facility to the Tijuana Facility.

Short-term investments increased by approximately $0.3 million.

Financing activities

Payments on capital lease obligations and cash from non-qualified stock option exercises are the primary financing activities for the first quarter of 2006 and 2005.

Capital Structure

At March 31, 2006, our capital structure consisted primarily of $170.0 million of convertible subordinated notes and 21.8 million shares of common stock outstanding. We have approximately $105.0 million in cash, cash equivalents and short-term investments and are in a position to facilitate future acquisitions if necessary. We are also authorized to issue 100 million shares of common stock and 100 million shares of preferred stock. The market value of our outstanding common stock since our IPO has exceeded our book value; accordingly, we believe that if needed we can access public markets to sell additional common or preferred stock assuming conditions are appropriate.

Our capital structure allows us to support our internal growth and provides liquidity for corporate development initiatives. Our current expectation for 2006 is that capital spending will be in the range of $22.0 million to $27.0 million, of which $5.0 to $7.0 million is attributable to the Tijuana Facility build-out.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, except for operating leases, within the meaning of Item 303(a)(4) of Regulation S-K.

Inflation

We do not believe that inflation has had a significant effect on our operations.

Impact of Recently Adopted Accounting Standards

In June 2005 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 154, Accounting Changes and Error Corrections, ("SFAS 154") a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 changes the requirements for the accounting for and the reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition by recording a cumulative effect adjustment within net income in the period of change. SFAS 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the specific period effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. SFAS 154 was effective for accounting changes and corrections of errors made after January 1, 2006.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123(R)"). This statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. We adopted the provisions of SFAS No. 123(R) on January 1, 2006 using the modified prospective method. See Note 2 - Stock-Based Compensation of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q and the "Application of Critical Accounting Estimates" section below for additional information related to the implementation of SFAS No. 123(R).

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 ("SFAS No. 151"). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, handling costs and wasted material (spoilage). Among other provisions, the new rule requires that such items be recognized as current-period charges, regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. SFAS No. 151 was effective January 1, 2006 and did not have a material effect on its Condensed Consolidated Financial Statements.

Application of Critical Accounting Estimates


Our unaudited condensed consolidated financial statements are based on the selection of accounting policies and the application of significant accounting estimates, some of which require management to make significant assumptions. We believe that some of the more critical estimates and related assumptions that affect our financial condition and results of operations are in the areas of inventories, goodwill and other indefinite lived intangible assets, long-lived assets income taxes, and stock-based compensation.

During the three months ended March 31, 2006, we did not change or adopt new accounting policies that had a material effect on our consolidated financial condition and results of operations other than stock-based compensation policies.

Effective January 1, 2006, we adopted the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123 (revised
2004), Share-Based Payment ("SFAS No. 123(R)"), and related Securities and Exchange Commission rules included in Staff Accounting Bulletin No. 107, on a modified prospective basis. Under this method, compensation cost recognized beginning January 1, 2006 includes costs related to 1) all share-based payments (stock options and restricted stock awards) granted prior to but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and 2) all share-based payments (stock options and restricted stock awards) granted subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Compensation cost for nonqualified stock options is generally recognized ratably over a four-year vesting period. Compensation cost for incentive stock options is generally recognized ratably over a seven-year vesting period. Compensation costs for restricted stock awards granted to employees are recognized ratably over the vesting period determined at the time of grant. The Company has continued to use the Black-Scholes option pricing model to estimate the fair value of stock options granted subsequent to the date of adoption of SFAS No. 123(R).

Compensation costs related to stock options and restricted stock for the quarter ended March 31, 2006 totaled $1.4 million, and are included in the statement of earnings primarily in selling, general, and administrative expenses.

As of March 31, 2006, $7.5 million of unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average period of approximately 5 years.

We utilize the Black-Scholes Options Pricing Model to determine the fair value of stock options under SFAS No. 123(R), consistent with that used for pro forma disclosures in prior years. We are required to make certain assumptions with respect to selected model inputs, including anticipated changes in the underlying stock price (i.e., expected volatility) and option exercise activity (i.e., expected life). Expected volatility is based on the historical volatility of the Company's stock over the most recent period commensurate with the estimated expected life of the Company's stock options and other factors. The expected life of options granted, which represents the period of time that the options are expected to be outstanding, is based, primarily, on historical data. The expected dividend yield is based on our Company's history and expectation of dividend payouts. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period commensurate with the estimated expected life. If factors change and result in different assumptions in the application of SFAS No. 123(R) in future periods, the stock option expense that we record for future grants may differ significantly from what we have recorded in the current period.

There is a high degree of subjectivity involved in selecting the option pricing model assumptions used to estimate share-based compensation expense under SFAS No. 123(R). Option pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions, are fully transferable and do not cause dilution. Because our share-based payments have characteristics significantly different from those of freely traded options, and because changes in the subjective input assumptions can materially affect our estimates of fair values, existing valuation models may not provide reliable measures of the fair values of our share-based compensation. Consequently, there is a risk that our estimates of the fair values of our share-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration or forfeiture of those share-based payments in the future. Stock options may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our condensed consolidated financial statements. Alternatively, value may be realized from these instruments that is significantly in excess of the fair values originally estimated on the grant date and reported in our condensed consolidated financial statements.

There are significant differences among valuation models. This may result in a lack of comparability with other companies that use different models, methods and assumptions. There is also a possibility that we will adopt a different valuation model in the future. This may result in a lack of consistency in future periods and may materially affect the fair value estimate of share-based payments.

Contractual Obligations

During 2004, we commenced the build out of our Alden Facility and our Tijuana Facility. These facilities will enable us to further consolidate our operations and implement state of the art manufacturing capabilities at both locations. The total remaining contractual obligation for construction of these facilities is $4.5 million and will be financed by existing cash, short term investments, and cash generated from operations.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

Under our line of credit any borrowings bear interest at fluctuating market rates. At March 31, 2006, we did not have any borrowings outstanding under our line of credit and thus no interest rate sensitive financial instruments other than short-term investments. We do not believe that the impact of fluctuations in interest rates on short-term investments will have a material effect on our condensed consolidated financial statements.

The company incurs certain expenses related to the Tijuana operations that are denominated in a foreign currency. We do not believe that the impact of foreign currency fluctuations will have a material effect on our consolidated financial statements.

ITEM 4.  Controls and Procedures.

a. Evaluation of Disclosure Controls and Procedures. During the first quarter of 2006, our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

     Based on their evaluation, as of March 31, 2006, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

b.   Changes in Internal Control Over Financial Reporting.

     There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter to which this Quarterly Report on Form 10-Q relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings.

None.

ITEM 1A.  Risk Factors.

No material changes from risk factors as previously disclosed in the Company's Form 10-K for the year ended December 31, 2005.

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


Dated:  May 10, 2006     GREATBATCH, INC.

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

3.2                 Amended and Restated Bylaws (incorporated by reference to
                    Exhibit 3.2 to our quarterly report on Form 10-Q ended March 29, 2002).

10.1+ Supply Agreement for medical device components dated March 31, 2006, between Greatbatch, Inc. and SORIN/ELA BIOMEDICA CRM and ELA MEDICAL SAS.

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