Form 10-Q
period 2006-06-30
GREATBATCH, INC.
filed 2006-08-09
CIK 1114483

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2006

Commission File Number 1-16137

GREATBATCH, INC.
(Exact name of Registrant as specified in its charter)

Delaware
(State of incorporation)

16-1531026
(I.R.S. employer identification no.)

9645 Wehrle Drive
Clarence, New York
14031

(Address of principal executive offices)

(716) 759-5600
(Registrant’s telephone number, including area code)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ]  No [  ]

        Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer” and “large accelerated filer” in Exchange Act Rule 12b-2 (check one):

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]

        Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes [  ]  No [ X ]

        The number of shares outstanding of the Company’s common stock, $.001 par value per share, as of August 7, 2006 was: 21,817,756 shares.

GREATBATCH, INC.

TABLE OF CONTENTS FOR FORM 10-Q

AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006

PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GREATBATCH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS - Unaudited
(in thousands except share and per share data)

ASSETS	June 30,	December 30,
	2006	2005
Current assets:
Cash and cash equivalents	$ 44,180	$ 46,403
Short-term investments	71,639	65,746
Accounts receivable, net of allowance of $540 in 2006	40,854	29,997
and $450 in 2005
Inventories	51,612	45,184
Refundable income taxes	-	928
Deferred income taxes	5,615	6,257
Prepaid expenses and other current assets	2,929	1,488
Total current assets	216,829	196,003

Property, plant, and equipment, net	96,963	97,705
Intangible assets, net	29,975	31,891
Trademark and names	28,252	28,252
Goodwill	155,039	155,039
Other assets	3,650	4,021
Total assets	$ 530,708	$ 512,911

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$ 15,725	$ 13,678
Accrued expenses and other current liabilities	23,730	29,903
Current portion of long-term debt	-	464
Total current liabilities	39,455	44,045

Convertible subordinated notes	170,000	170,000
Deferred income taxes	32,542	30,261
Total liabilities	241,997	244,306

Stockholders' equity:
Preferred stock, $0.001 par value, authorized 100,000,000
shares; no shares issued or outstanding in 2006 or 2005	-	-
Common stock, $0.001 par value, authorized 100,000,000
shares; 21,809,895 shares issued and outstanding in 2006 and
21,658,134 shares issued and outstanding in 2005	22	22
Additional paid-in capital	221,405	215,614
Retained earnings	64,532	53,039
Accumulated other comprehensive income (loss)	2,752	(70)
Total stockholders’ equity	288,711	268,605
Total liabilities and stockholders' equity	$ 530,708	$ 512,911

The accompanying notes are an integral part of these condensed consolidated financial statements

GREATBATCH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME - Unaudited
(in thousands except per share data)

	Three months ended			Six months ended
	June 30,	July 1,		June 30,	July 1,
	2006	2005		2006	2005

Sales	$70,598	$63,524		$138,705	$119,882
Cost and expenses:
Cost of sales - excluding amortization of intangible assets	42,863	38,405		82,378	73,976
Cost of sales - amortization of intangible assets	958	958		1,916	1,916
Selling, general and administrative expenses	9,865	8,481		18,880	15,247
Research, development and engineering costs, net	6,142	3,657		12,040	8,058
Other operating expense, net	3,643	4,001		6,312	6,389
Operating income	7,127	8,022	-	17,179	14,296
Interest expense	1,163	1,191		2,298	2,322
Interest income	(1,353)	(652)		(2,545)	(1,227)
Other income, net	(76)	(60)		(120)	(60)
Income before provision for income taxes	7,393	7,543		17,546	13,261
Provision for income taxes	2,550	2,263		6,053	3,978
Net income	$4,843	$5,280		$11,493	$9,283

Earnings per share:
Basic	$0.22	$0.24		$0.53	$0.43
Diluted	$0.21	$0.23		$0.50	$0.42

Weighted average shares outstanding:
Basic	21,809	21,581		21,774	21,527
Diluted	26,178	26,061		26,160	25,862

Comprehensive income:
Net income	$4,843	$5,280		$11,493	$9,283
Net unrealized gain (loss) on available-for-sale securities	2,796	(61)		2,822	(101)
Comprehensive income	$7,639	$5,219		$14,315	$9,182

The accompanying notes are an integral part of these condensed consolidated financial statements

GREATBATCH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited
(in thousands)

	Six months ended
	June 30,	July 1,
	2006	2005
Cash flows from operating activities:
Net income	$ 11,493	$ 9,283
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	9,748	8,744
Stock-based compensation	4,201	1,448
Deferred income taxes	2,329	3,926
Loss on disposal of assets	532	1,489
Changes in operating assets and liabilities:
Accounts receivable	(10,857)	(11,227)
Inventories	(6,428)	355
Prepaid expenses and other current assets	(1,441)	(2,007)
Accounts payable	2,763	115
Accrued expenses and other current liabilities	(6,582)	1,945
Income taxes	2,507	(88)
Net cash provided by operating activities	8,265	13,983

Cash flows from investing activities:
Short-term investments
Purchases	(21,589)	(38,990)
Proceeds from dispositions	19,182	34,005
Acquisition of property, plant and equipment	(8,006)	(17,281)
Proceeds from sale of assets	28	23
Decrease (increase) in other assets	12	(256)
Net cash used in investing activities	(10,373)	(22,499)

Cash flows from financing activities:
Principal payments of long-term debt	(464)	(593)
Payment of debt issue costs	-	(213)
Issuance of common stock	349	248
Net cash used in financing activities	(115)	(558)
Net decrease in cash and cash equivalents	(2,223)	(9,074)
Cash and cash equivalents, beginning of year	46,403	34,795
Cash and cash equivalents, end of period	$ 44,180	$ 25,721

The accompanying notes are an integral part of these condensed consolidated financial statements

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

1.

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information (Accounting Principles Board Opinion (“APB”) No. 28, Interim Financial Reporting) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of Greatbatch, Inc. (the “Company”) for the periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from these estimates.  The December 30, 2005 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.  For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2005.

The Company utilizes a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31st.  For 52-week years, each quarter contains 13 weeks.  The second quarter of 2006 and 2005 ended on June 30 and July 1, respectively.  Certain reclassification adjustments were made to the 2005 financial statements to conform them to the 2006 presentation.

2.

STOCK-BASED COMPENSATION

Effective in fiscal year 2006, the Company adopted the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), and related Securities and Exchange Commission rules included in Staff Accounting Bulletin No. 107, on a modified prospective basis.  Under this method, compensation cost recognized beginning in fiscal year 2006 will include costs related to 1) all share-based payments (stock options and restricted stock awards) granted prior to but not yet vested as of the beginning of fiscal year 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and 2) all share-based payments (stock options and restricted stock awards) granted subsequent to the beginning of fiscal year 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS No.

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con’t) – Unaudited

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

Compensation costs related to share-based payments for the three months ended June 30, 2006 totaled $1.2 million ($0.8 million net of tax or $0.03 per diluted share) and $2.6 million ($1.7 million net of tax or $0.07 per diluted share) for the six months ended June 30, 2006. These amounts included $0.4 million and $0.7 million, respectively, for accelerated vesting for certain retirement eligible employees.  The incremental cost of expensing stock options under SFAS No. 123(R) for the three and six months ended June 30, 2006 was $0.9 million ($0.6 million net of tax) and $1.9 million ($1.2 million net of tax), respectively. Stock-based compensation included in the Condensed Consolidated Statement of Cash Flows includes stock options, restricted stock and the annual defined contribution to the 401(k) Plan.

Stock-based compensation expense is only recorded for those awards that are expected to vest.  Forfeiture estimates for determining appropriate stock-based compensation expense are estimated at the time of grant based on historical experience and demographic characteristics.  Revisions are made to those estimates in subsequent periods if actual forfeitures differ from estimated forfeitures.  A 9% forfeiture rate estimate was used for the stock-based compensation expense recorded during 2006.

Stock Options

Summary of Stock Option Plans
The Company has stock option plans that provide for the issuance of nonqualified and incentive stock options to employees of the Company.  The Company’s 1997 Stock Option Plan (‘‘1997 Plan’’) authorizes the issuance of up to 480,000 shares of nonqualified and incentive stock options to purchase the Company’s common stock, subject to the terms of the plan.  The stock options granted under the 1997 Plan generally vest over a five-year period and may vary depending upon the achievement of certain earnings targets.  The stock options expire 10 years from the date of the grant.  Stock options are granted at exercise prices equal to or greater than the fair market value of the Company’s common stock at the date of grant.

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con’t) – Unaudited

The Company’s 1998 Stock Option Plan (‘‘1998 Plan’’) authorizes the issuance of up to 1,220,000 shares of nonqualified and incentive stock options to purchase the Company’s common stock, subject to the terms of the plan.  The stock options granted under the 1998 Plan vest over a three to five year period and may vary depending upon the achievement of certain earnings targets.  The stock options expire 10 years from the date of grant.  Stock options are granted at exercise prices equal to or greater than the fair value of the Company’s common stock at the date of grant.

The Company has a stock option plan that provides for the issuance of nonqualified stock options to Non-Employee Directors (the “Director Plan”).  The Director Plan authorizes the issuance of up to 100,000 shares of nonqualified stock options to purchase the Company’s common stock from its treasury, subject to the terms of the plan.  The stock options vest immediately.  The stock options expire 10 years from the date of grant.  Stock options are granted at exercise prices equal to or greater than the fair value of the Company’s common stock at the date of grant.

The Company’s 2005 Stock Incentive Plan (“2005 Plan”) authorizes the issuance of up to 1,000,000 shares of equity incentive awards including nonqualified and incentive stock options to purchase the Company’s common stock, subject to the terms of the plan.  The stock options granted under the 2005 Plan generally vest over a four year period and may vary depending upon the achievement of earnings targets and also upon the terms of each specific grant. The stock options expire 10 years from the date of grant.  Stock options are granted at exercise prices equal to or greater than the fair value of the Company’s common stock at the date of grant. As of June 30, 2006, 862,491 shares were available for future grants of options, subject to an overall limit on awards imposed under the 2005 Plan.

Fair Value

The Company utilizes the Black-Scholes Option Pricing Model to determine the fair value of stock options under SFAS No. 123(R), consistent with that used for pro forma disclosures in prior years.  Management is required to make certain assumptions with respect to selected model inputs, including anticipated changes in the underlying stock price (i.e., expected volatility) and option exercise activity (i.e., expected life).  Expected volatility is based on the historical volatility of the Company’s stock over the most recent period commensurate with the estimated expected life of the stock options and other factors.  The expected life of options granted, which represents the period of time that the options are expected to be outstanding, is based primarily on historical data.  The expected dividend yield is based on the Company’s history and expectation of dividend payouts.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period commensurate with the estimated expected life.  If factors change and result in different assumptions in the application of SFAS No. 123(R) in future periods, the stock option expense that the Company records for future grants may differ significantly from what the Company has recorded in the current period.

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con’t) – Unaudited

The weighted-average fair value and assumptions used to value options granted in 2006 and 2005 are as follows:

	Six months ended
	June 30,	July 1,
	2006	2005
Weighted-average fair value	$10.45	$9.80
Risk-free interest rate	4.65%	4.03%
Expected volatility	40.0%	52.0%
Expected life (in years)	4.9	5.0
Expected dividend yield	0%	0%

Stock Option Activity

The following table summarizes stock option activity related to the Company’s plans for the six months ended June 30, 2006:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value(1)
			(in years)	(in millions)
Outstanding at December 30, 2005	1,397,160	$ 23.16
Granted	257,950	25.11
Exercised	(35,373)	9.86
Forfeited or Expired	(34,676)	25.44
Outstanding at June 30, 2006	1,585,061	$ 23.73	7.2	$4.2

Exercisable at June 30, 2006	870,987	$ 23.97	5.2	$3.1

(1) Intrinsic value is calculated as the difference between the exercise price of the underlying options and the market price of our common shares as of June 30, 2006 ($23.60) multiplied by the number of in-the-money (exercise price less than  market price) options outstanding and/or exercisable (481,777 shares/295,087 shares).

The total intrinsic value of stock options exercised during the six months ended June 30, 2006 was $0.5 million ($0.2 million for 2005). Cash received from the exercise of those options was $0.3 million ($0.2 million for 2005).  The actual tax benefit realized from stock option exercises for the six months ended June 30, 2006 was $0.05 million ($0.02 million for 2005).  Proceeds from the exercise of stock options under stock option plans are credited to common stock at par value and the excess is credited to additional paid-in capital.

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con’t) – Unaudited

As of June 30, 2006, $6.7 million of unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average period of approximately 5 years.

In November 2005, the FASB issued FSP No. FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.  This FSP provides an elective alternative simplified method for calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R).  Companies may take up to one year from the effective date of the FSP to evaluate the available transition alternatives and make a one-time election as to which method to adopt.  The Company is currently in the process of evaluating the alternative methods of calculating the pool of excess tax benefits.

Pro Forma Information under SFAS No. 123 for Periods Prior to 2006

Prior to the adoption of SFAS No. 123(R), we accounted for stock options to employees in accordance with APB No. 25, Accounting for Stock Issued to Employees, and related interpretations.  We also provided the disclosures required under SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosures.  As a result, no expense was reflected in our net income for the three and six month periods ended July 1, 2005 for stock options, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. However, stock-based compensation expense was recognized for restricted stock awards.

The following table provides the Company’s net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards for the comparable prior year periods (in thousands except per share data):

July 1, 2005
	Three months	Six months
	ended	ended

Net income as reported	$ 5,280	$ 9,283
Add: Stock-based employee compensation cost included in net income as reported, net of related tax effects	457	1,014
Deduct: Stock-based employee compensation cost determined using the fair value based method, net of related tax effects	976	2,019
Pro forma net income	$ 4,761	$ 8,278

Earnings per share:
Basic - as reported	$ 0.24	$ 0.43
Basic - pro forma	$ 0.22	$ 0.38

Diluted - as reported	$ 0.23	$ 0.42
Diluted - pro forma	$ 0.21	$ 0.38

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con’t) – Unaudited

Restricted Stock

Summary of Restricted Stock Plans

The Company’s 2002 Restricted Stock Plan authorizes the issuance of stock awards to employees.  The number of shares that are reserved and may be issued under the plan cannot exceed 200,000.  The Compensation and Organization Committee of the Company’s Board of Directors determines the number of shares that may be granted under the plan.  Restricted stock awards are either time-vested or performance-vested based on the terms of each individual award agreement.  Time-vested restricted stock vests 50% on the first anniversary of the date of the award and 50% on the second anniversary of the date of the award.  Performance-vested restricted stock vests upon the achievement of certain annual diluted earnings per share targets by the company, or the seventh anniversary date of the award.

The Company’s 2005 Plan authorizes the issuance of restricted stock, restricted stock units and stock bonuses of up to 400,000 shares, subject to the terms of the plan with an overall limit on awards of 1,000,000 shares.  The restricted stock granted under the plan generally vests 50% on the second anniversary of the date of the award and 25% on the third and fourth anniversaries of the date of the award and vary depending upon the achievement of earnings targets and also upon the terms of each specific grant.

As of June 30, 2006, there were 536,955 shares available for future grants under the plans, subject to the overall limit imposed by the 2005 Plan.

Restricted Stock Activity

The following table summarizes restricted stock activity related to the Company’s plans for the six months ended June 30, 2006:

	Number of Restricted Stock	Weighted Average Grant Date Fair Value

Unvested restricted stock outstanding at December 31, 2005	93,956	$ 22.46
Shares granted	44,247	25.22
Shares vested	-	-
Shares forfeited	(2,158)	21.58
Unvested restricted stock outstanding at June 30, 2006	136,045	23.37

As of June 30, 2006, there was $1.9 million of total unrecognized compensation cost related to the restricted awards.  That cost is expected to be recognized over a weighted-average period of 5 years.

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con’t) – Unaudited

3.

SUPPLEMENTAL CASH FLOW INFORMATION (in thousands):

	June 30,	July 1,
	2006	2005
Noncash investing and financing activities:
Net unrealized gain (loss) on available-for-sale securities	$ 2,822	$ (101)
Common stock contributed to 401(k) Plan	2,780	2,729
Property, plant and equipment purchases included
in accounts payable	931	994

4.

SHORT-TERM INVESTMENTS

Short-term investments at June 30, 2006 and December 30, 2005 are comprised of the following (in thousands):

As of June 30, 2006	Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale:
Equity Securities	$ 276	$ 3,412	$ -	$ 3,688
Auction Rate Securities and Other	67,951	-	-	67,951
Total available for sale securities	$ 68,227	$ 3,412	$ -	$ 71,639

As of December 30, 2005
Available-for-sale:
Equity Securities	$ 276	$ -	$ (74)	$ 202
Auction Rate Securities and Other	65,544	-	-	65,544
Total available for sale securities	$ 65,820	$ -	$ (74)	$ 65,746

As prescribed in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, during the second quarter of 2006, the Company classified an equity security investment as available-for-sale, which was previously accounted for under the cost method in accordance with APB No. 18, The Equity Method of Accounting for Investments in Common Stock, as the investment now has a readily determinable fair value due to the associated Company’s stock offering.  This resulted in an unrealized gain of $3.4 million ($2.8 million net of tax) which was recorded within accumulated other comprehensive income, net of tax, as of June 30, 2006.

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con’t) – Unaudited

5.

INVENTORIES

Inventories are comprised of the following (in thousands):

	June 30,	December 30,
	2006	2005

Raw materials	$ 27,851	$ 24,864
Work-in-process	12,678	11,266
Finished goods	11,083	9,054
Total	$ 51,612	$ 45,184

6.

INTANGIBLE ASSETS

Intangible assets are comprised of the following (in thousands):

As of June 30, 2006	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortizing intangible assets:
Patented technology	$ 21,462	$ (12,539)	$ 8,923
Unpatented technology	30,886	(9,862)	21,024
Other	1,340	(1,312)	28
	$ 53,688	$ (23,713)	$ 29,975

As of December 30, 2005
Amortizing intangible assets:
Patented technology	$ 21,462	$ (11,738)	$ 9,724
Unpatented technology	30,886	(8,750)	22,136
Other	1,340	(1,309)	31
	$ 53,688	$ (21,797)	$ 31,891

Aggregate amortization expense for the second quarter of 2006 and 2005 was $1.0 million.  Aggregate amortization expense for the six months ended June 30, 2006 and July 1, 2005 was $1.9 million.  Annual amortization expense is estimated to be $1.9 million for the remainder of 2006, $3.8 million for 2007 and 2008, $3.2 million for 2009, and $2.7 million for 2010 and 2011.

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con’t) – Unaudited

7.

DEBT

Long-term debt is comprised of the following (in thousands):

	June 30,	December 30,
	2006	2005

2.25% convertible subordinated notes, due 2013	$ 170,000	$ 170,000
Capital lease obligations	-	464
	170,000	170,464
Less current portion	-	(464)
Total long-term debt	$ 170,000	$ 170,000

Revolving Line of Credit

The Company maintains a three-year $50.0 million Revolving Credit Facility (the “Revolver”), which contains a $10.0 million sub-limit for the issuance of commercial or standby letters of credit.  The Revolver is secured by the Company’s non-realty assets including cash, accounts and notes receivable, and inventories and has an expiration date of May 31, 2008.  The Revolver requires the Company to comply with two quarterly financial covenants, as defined.  The first relates to the ratio of consolidated net earnings or loss before interest, taxes, depreciation, and amortization (“EBITDA”) to Fixed Charges.  The second is a Leverage ratio, which is calculated based on the ratio of Consolidated Funded Debt less Cash, Cash Equivalent Investments and Short-Term Investments to Consolidated EBITDA.  Interest rates under the Revolver vary with the Company’s leverage.  The Company is required to pay a commitment fee of between 0.125% and 0.250% per annum on the unused portion of the Revolver based on the Company’s leverage.  As of June 30, 2006, the Company had no balance outstanding on the Revolver.

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con’t) – Unaudited

8.    EARNINGS PER SHARE

The following table reflects the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 30,	July 1,	June 30,	July 1,
	2006	2005	2006	2005
Numerator for basic earnings per share:
Net Income	$ 4,843	$ 5,280	$ 11,493	$ 9,283
Effect of dilutive securities:
Interest expense on convertible notes and related deferred financing fees, net of tax	732	783	1,465	1,565
Numerator for diluted earnings per share	$ 5,575	$ 6,063	$ 12,958	$ 10,848

Denominator for basic earnings per share:
Weighted average shares outstanding	21,809	21,581	21,774	21,527
Effect of dilutive securities:
Convertible notes	4,219	4,219	4,219	4,219
Stock options and unvested restricted stock	150	261	167	116
Dilutive potential common shares	4,369	4,480	4,386	4,335
Denominator for diluted earnings per share	26,178	26,061	26,160	25,862

Basic earnings per share	$ 0.22	$ 0.24	$ 0.53	$ 0.43
Diluted earnings per share	$ 0.21	$ 0.23	$ 0.50	$ 0.42

The above diluted weighted average share calculations do not include 1,400,000 stock options for the three and six months ended June 30, 2006 and 944,000 and 951,000 stock options for the three and six months ended July 1, 2005, respectively, as they are not dilutive to the earnings per share calculations.

9.

COMPREHENSIVE INCOME

The Company’s comprehensive income includes net income and the net unrealized gain (loss) on its available-for-sale securities. The net unrealized gain (loss) on available-for-sale securities reported on the Condensed Consolidated Statements of Operations and Comprehensive Income are shown net of deferred income tax expense of $0.7 million for the three and six month periods of 2006 and deferred income tax benefit of $0.02 million and $0.04 million in the three and six month periods of 2005, respectively.

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con’t) – Unaudited

10.

INCOME TAXES

During the quarter ended June 30, 2006, the Internal Revenue Service (“IRS”) completed its audit of the Company’s 2003-2004 federal consolidated income tax returns.  As a result of the audit, the Company agreed to an adjustment to reduce the rate of deductible interest on its Convertible Subordinated Notes.  The Company had previously established a deferred income tax liability for the difference between the amount of interest deducted for income taxes and the amount recorded as expense for book purposes. This adjustment (and its prospective impact on the deferred income taxes recorded in 2005) resulted in a decrease of approximately $1.0 million in the net deferred tax liability and a cash payment of $0.6 million was made during the period.  This adjustment was recorded in the current quarter and does not impact the Company’s estimated annual effective tax rate for 2006.

11.

COMMITMENTS AND CONTINGENCIES

Litigation - During 2002, a former non-medical customer commenced an action alleging that the Company had used proprietary information of the customer to develop certain products.  The Company believes that it has meritorious defenses and is vigorously defending the matter.  The potential risk of loss is between $0.0 and $1.7 million.

As reported in the Company’s 2005 first quarter Form 10-Q, on May 2, 2005, a complaint was filed against the Company by a developer of an implantable drug delivery device in the United States Federal District Court for the Central District of California.  On May 20, 2005, the parties entered into a settlement agreement under which the Company undertook certain obligations including the performance of certain additional development tasks for a limited period of time.  On June 2, 2005, the Court ordered the complaint dismissed without prejudice.  During the second quarter of 2006, a letter was received from the developer claiming that the Company was in breach of the settlement agreement.  The Company believes that it has meritorious defenses and intends to vigorously contest this claim and has asserted its counterposition that the developer has also breached the settlement agreement. Correspondingly, the Company has initiated the mandatory arbitration process as allowed for under the settlement agreement.  The outcome of this arbitration process and the potential risk of loss, if any, cannot be reasonably estimated at this time.

Product Warranties - The Company generally warrants that its products will meet customer specifications and will be free from defects in materials and workmanship.  The Company accrues its estimated exposure to warranty claims based upon recent historical experience and other specific information as it becomes available.

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con’t) – Unaudited

The change in aggregate product warranty liability for the quarter ended June 30, 2006 is as follows (in thousands):

Beginning balance at March 31, 2006	$ 1,893
Additions to warranty reserve	58
Warranty claims paid	(240)
Ending balance at June 30, 2006	$ 1,711

Capital Expenditures – In order to further consolidate its operations and implement state of the art manufacturing capabilities, during 2004 the Company commenced the build out of its medical battery and capacitor manufacturing facility in Alden, N.Y. and its value-add manufacturing facility in Tijuana, Mexico. As of June 30, 2006, the facility construction related to these projects is substantially complete.

In the normal course of business, the Company makes routine capital expenditures (primarily equipment purchases) in order to maintain the technological leadership of its manufacturing facilities and meet the needs of its customers. As of June 30, 2006, the total contractual obligation related to such expenditures is $2.8 million and will be financed by existing cash, short-term investments, or cash generated from operations.

12.

BUSINESS SEGMENT INFORMATION

The Company operates its business in two reportable segments:  Implantable Medical Components (“IMC”) and Electrochem Commercial Power (“ECP”). The IMC segment designs and manufactures critical components used in implantable medical devices.  The principal components are batteries, capacitors, filtered feedthroughs, enclosures and precision components.  The principal medical devices are pacemakers, defibrillators and neurostimulators.  The ECP segment designs and manufactures high performance batteries and battery packs; principal markets for these products are for oil and gas exploration, oceanographic equipment, and aerospace.

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

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con’t) – Unaudited

An analysis and reconciliation of the Company’s business segment information to the respective information in the consolidated financial statements is as follows (in thousands):

	Three months ended		Six months ended
	June 30,	July 1,	June 30,	July 1,
Sales:	2006	2005	2006	2005
IMC
ICD batteries	$ 10,994	$ 12,608	$ 23,673	$ 23,234
Pacemaker and other batteries	5,930	6,315	11,717	11,695
ICD capacitors	5,339	5,954	8,907	10,251
Feedthroughs	14,301	15,859	30,589	29,541
Enclosures	7,105	6,019	13,445	12,566
Other medical	16,087	8,031	29,006	15,363
Total IMC	59,756	54,786	117,337	102,650
ECP	10,842	8,738	21,368	17,232
Total sales	$ 70,598	$ 63,524	$ 138,705	$ 119,882

Segment income from operations:
IMC	$ 8,768	$ 9,481	$ 19,668	$ 17,361
ECP	3,242	2,430	6,085	4,308
Total segment income from operations	12,010	11,911	25,753	21,669
Unallocated operating expenses	(4,883)	(3,889)	(8,574)	(7,373)
Operating income as reported	7,127	8,022	17,179	14,296
Unallocated other income (expense)	266	(479)	367	(1,035)
Income before income taxes as reported	$ 7,393	$ 7,543	$ 17,546	$ 13,261

The carrying amount of goodwill at June 30, 2006 and December 30, 2005 for IMC was $152.4 million and $2.6 million for ECP.

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con’t) – Unaudited

13.

OTHER OPERATING EXPENSE

During the second quarter and six months ended June 30, 2006, the following charges were recorded in other operating expense in the Company’s Condensed Consolidated Statement of Operations and Comprehensive Income (in millions).

	Three months ended		Six months ended
	June 30,	July 1,	June 30,	July 1,
	2006	2005	2006	2005
(a) Alden facility consolidation	$ 0.1	$ 0.8	$ 0.6	$ 0.9
(b) Carson City facility shutdown and Tijuana
Facility Consolidation No. 1	0.8	0.7	2.1	0.9
(c) Columbia facility shutdown, Tijuana Facility
consolidation No. 2 and RD&E consolidation	1.4	-	2.3	-
(d) Tijuana start-up	-	0.3	-	0.4
(e) Asset dispositions and other	1.3	2.2	1.3	2.7
(f) Severance	-	-	-	1.5
	$ 3.6	$ 4.0	$ 6.3	$ 6.4

(a) Alden Facility Consolidation - On February 23, 2005, the Company announced its intent to consolidate the medical capacitor manufacturing operations in Cheektowaga, NY, and the implantable medical battery manufacturing operations in Clarence, NY, into the advanced power source manufacturing facility in Alden, NY (“Alden Facility”).  The Company is also consolidating the capacitor research, development and engineering operations from the Cheektowaga, NY, facility into the Technology Center in Clarence, NY.

As of June 30, 2006, the Alden Facility consolidation is complete and we do not expect to incur any additional expense related to this project.  The total cost for these consolidation efforts was $3.4 million, which was below the Company’s original estimate of $3.5 to $4.0 million.  The expenses for the Alden Facility consolidation are included in the IMC business segment and included the following:

•

Production inefficiencies and revalidation - $0.3 million;

•

Moving and facility closures - $2.7 million; and

•

Other - $0.4 million.

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con’t) – Unaudited

Accrued liabilities at June 30, 2006 related to the Alden Facility consolidation are comprised of the following (in thousands):

	Production inefficiencies and revalidation	Training	Moving and facility closures	Other	Total
Restructuring charges	$ 230	$ 23	$ 2,180	$ 373	$ 2,806
Cash payments	(230)	(23)	(1,144)	(373)	(1,770)
Accelerated depreciation/
asset write-offs	-	-	(838)	-	(838)
Balance, December 30, 2005	$ -	$ -	$ 198	$ -	$ 198

Restructuring charges	$ 43	$ -	$ 524	$ -	$ 567
Cash payments	(43)	-	(687)	-	(730)
Accelerated depreciation/
asset write-offs	-	-	-	-	-
Balance, June 30, 2006	$ -	$ -	$ 35	$ -	$ 35

(b) Carson City Facility shutdown and Tijuana Facility consolidation No. 1.  On March 7, 2005, the Company announced its intent to close the Carson City, NV facility (“Carson City Facility”) and consolidate the work performed at that facility into the Tijuana, Mexico facility (“Tijuana Facility consolidation No. 1”).

The total estimated cost for this plan is anticipated to be between $6.6 million and $6.8 million of which $6.5 million has been incurred through June 30, 2006.  The Company expects this move to be completed during the third quarter of 2006.  The overall timing of this consolidation project is based on internal project plans and final customer approvals.  At the request of our customers, the closure of the Carson City Facility could be delayed, which could result in additional costs.  The major categories of costs include the following:

•

Costs related to the shutdown of the Carson City Facility:

a.

Severance and retention - $3.0 million;

b.

Accelerated depreciation - $0.6 million; and

c.

Other - $0.3 million.

•

Costs related to Tijuana Facility consolidation No. 1:

a.

Production inefficiencies and revalidation - $0.4 to $0.5 million;

b.

Relocation and moving - $0.3 million;

c.

Personnel (including travel, training and duplicate wages) - $1.5 to $1.6 million; and

d.

Other - $0.5 million.

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con’t) – Unaudited

All categories of costs are considered to be cash expenditures, except accelerated depreciation.  Once the moves are completed, the Company anticipates annual cost savings in the range of $2.5 to $3.1 million.  The expenses for the Carson City Facility shutdown and the Tijuana Facility consolidation No. 1 are included in the IMC business segment.

Accrued liabilities at June 30, 2006 related to the Carson City Facility shutdown are comprised of the following (in thousands):

	Severance and retention	Accelerated Depreciation	Other	Total
Restructuring charges	$ 2,096	$ 595	$ 221	$ 2,912
Cash payments	-	-	(221)	(221)
Write-offs	-	(595)	-	(595)
Balance, December 30, 2005	$ 2,096	$ -	$ -	$ 2,096

Restructuring charges	961	-	15	976
Cash payments	(937)	-	(15)	(952)
Write-offs	-	-	-	-
Balance, June 30, 2006	$ 2,120	$ -	$ -	$ 2,120

Accrued liabilities at June 30, 2006 related to the Tijuana Facility consolidation No. 1 are comprised of the following (in thousands):

	Production inefficiencies and revalidation	Relocation and moving	Personnel	Other	Total
Restructuring charges	$ 5	$ 123	$ 1,050	$ 350	$ 1,528
Cash payments	(5)	(123)	(1,050)	(350)	(1,528)
Write-offs	-	-	-	-	-
Balance, December 30, 2005	$ -	$ -	$ -	$ -	$ -

Restructuring charges	240	64	595	189	1,088
Cash payments	(240)	(64)	(595)	(189)	(1,088)
Write-offs	-	-	-	-	-
Balance, June 30, 2006	$ -	$ -	$ -	$ -	$ -

(c) Columbia Facility shutdown, Tijuana Facility consolidation No. 2 and RD&E consolidation.  On November 16, 2005, the Company announced its intent to close both the Columbia, MD facility (“Columbia Facility”) and the Fremont, CA Advanced Research Laboratory (“ARL”).  The manufacturing operations at the Columbia Facility will be moved into the Tijuana Facility (“Tijuana Facility consolidation No. 2”).  The research, development and engineering (“RD&E”) and product development functions at the Columbia Facility and at ARL will relocate to the Technology Center in Clarence, NY.

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con't) - Unaudited

The total estimated cost for this facility consolidation plan is anticipated to be between $7.9 million and $8.3 million of which $3.5 million has been incurred through June 30, 2006.  The ARL move and closure portion of this consolidation project is substantially complete. The Company expects to incur and pay the remaining cost for the other portions of the consolidation project over the next four fiscal quarters through June 2007.  The major categories of costs include the following:

•

Costs related to the shutdown of the Columbia Facility and ARL and the move and consolidation of the RD&E functions to Clarence, NY:

a.

Severance and retention - $2.7 to $2.8 million;

b.

Personnel (including travel, training and duplicate wages) - $1.5 million

c.

Accelerated depreciation/asset write-offs - $0.7 million; and

d.

Other - $0.3 to $0.4 million.

•

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

Accrued liabilities at June 30, 2006 related to the Columbia Facility and ARL shutdowns and the RD&E consolidation are comprised of the following (in thousands):

	Severance and retention	Personnel	Accelerated depreciation / asset write-offs	Other	Total
Restructuring charges	$ 379	$ -	$ 435	$ 310	$ 1,124
Cash payments	-	-	-	-	-
Write-offs	-	-	(435)	-	(435)
Balance, December 30, 2005	$ 379	$ -	$ -	$ 310	$ 689

Restructuring charges	892	495	-	135	1,522
Cash payments	(233)	(495)	-	(445)	(1,173)
Write-offs	-	-	-	-	-
Balance, June 30, 2006	$ 1,038	$ -	$ -	$ -	$ 1,038

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con’t) – Unaudited

Accrued liabilities at June 30, 2006 related to Tijuana Facility consolidation No. 2 are comprised of the following (in thousands):

	Production inefficiencies and revalidation	Relocation and moving	Personnel	Other	Total
Restructuring charges	$ -	$ -	$ 10	$ -	$ 10
Cash payments	-	-	(10)	-	(10)
Balance, December 30, 2005	$ -	$ -	$ -	$ -	$ -

Restructuring charges	-	59	648	92	799
Cash payments	-	(59)	(648)	(92)	(799)
Balance, June 30, 2006	$ -	$ -	$ -	$ -	$ -

(d) Tijuana start-up.  Other Tijuana start-up expenses (not associated with the Carson City Facility or Columbia Facility consolidation) during the three and six months ended July 1, 2005 amounted to $0.3 million and $0.4 million, respectively.  These expenses are primarily related to the initial start-up of the value added assembly business.

(e) Asset dispositions and other.  During the second quarter of 2006, the Company recorded a loss of $0.5 million related to equipment damaged during transportation to the Tijuana Facility (included in the IMC business segment) and an expense of $0.8 million for professional fees related to a potential acquisition that we no longer consider probable. During the 2005 second quarter, a $1.2 million charge was recorded in other operating expense for the IMC segment for charges associated with the discontinuation of a drug pump development agreement. The remaining expense in 2005 relates to various asset dispositions.

(f) Severance charges.  During the first quarter of 2005, the Company implemented a 4% workforce reduction as a continuation of cost containment efforts initiated mid-year 2004.  As a result, severance charges of $1.5 million were recorded and paid in 2005.  Expense of $0.9 million was recorded in the IMC segment, $0.2 million in the ECP segment, and $0.4 million was recorded in unallocated operating expenses under business segment information.

14.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2006, the FASB issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes.  FIN No. 48 addresses the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in SFAS No. 109, Accounting for Income Taxes, on the uncertainty in income taxes recognized in an enterprise's financial statements. Specifically, FIN No. 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company is still evaluating the impact of FIN No. 48 on its financial statements which is effective beginning in fiscal year 2007.

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con’t) – Unaudited

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, handling costs and wasted material (spoilage).  Among other provisions, the new rule requires that such items be recognized as current-period charges, regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43.  SFAS No. 151 was effective beginning in fiscal year 2006 and did not have a material effect on the Company’s consolidated financial position, consolidated results of operations, or liquidity.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

_____________________________________________________________________________________________________________________________

Our Business

We are a leading developer and manufacturer of batteries, capacitors, feedthroughs, enclosures, and other components used in implantable medical devices (“IMDs”) through our Implantable Medical Components (“IMC”) business.  We offer technologically advanced, highly reliable and long lasting products that enable our customers to introduce IMDs that are progressively smaller, longer lasting, more efficient and more functional.  We also leverage our core competencies in technology and manufacturing through our Electrochem Commercial Power (“ECP”) business to develop and produce cells and battery packs for commercial applications that demand high performance and reliability, including oil and gas exploration, oceanographic equipment and aerospace.

Most of the IMC products that we sell are utilized by customers in cardiac rhythm management (“CRM”) devices.  The CRM market comprises devices utilizing high-rate batteries and capacitors such as implantable cardioverter defibrillators (“ICDs”) and cardiac resynchronization therapy (“CRT”) with backup defibrillation devices (“CRT-D”) and devices utilizing low or medium rate batteries but no capacitors (pacemakers and CRTs).  All CRM devices utilize other components such as enclosures and feedthroughs, and certain CRM devices utilize electromagnetic interference (“EMI”) filtering technology.

Our Customers

Our products are designed to provide reliable, long lasting solutions that meet the evolving requirements and needs of our customers and the end users of their products.  Our medical customers include leading IMD manufacturers such as Boston Scientific, St. Jude Medical, Medtronic, Biotronik, Cyberonics and the Sorin Group.  A substantial part of our business is conducted with a limited number of customers.  For the second quarter and first six months of

2006, Boston Scientific, St. Jude Medical, and Medtronic collectively accounted for approximately 66% of our total sales.  The nature and extent of our selling relationships with each CRM customer are different in terms of breadth of component products purchased, purchased product volumes, length of contractual commitment, ordering patterns, inventory management and selling prices.  Our ECP customers are primarily companies involved in oil and gas exploration, military, oceanography and aerospace.

We have entered into long-term supply agreements with some of our customers.  For each of our products, we recognize revenue when the products are shipped and title passes.

Business Highlights

•    We achieved our second consecutive quarter of record sales which totaled $70.6 million, up 11% from $63.5 million in the second quarter of 2005.

o    Implantable Medical Components sales were $59.8 million, up 9% from $54.8 million in the second quarter of 2005.

▪    2005 sales included approximately $3 million of additional revenue related to customer field actions, primarily impacting ICD batteries and capacitors.

o    Electrochem Commercial Power sales were $10.8 million, up 24%, led by continued strength in the oil and gas market.

•    Diluted earnings per share for the second quarter of 2006 decreased to $0.21 ($0.23 for 2005), and included incremental stock-based compensation expense of $0.02 per share related to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R).

•    Operating margin decreased 2.5 percentage points primarily due to our planned increase in spending on research and development programs and the incremental cost of expensing stock options under SFAS No. 123(R).

•    The initial planned shield assembly moves to our Tijuana Facility have been completed with all quality and financial goals achieved.  The final move of the filtered feedthrough product line from Carson City to Tijuana is scheduled to be completed during the third quarter of 2006.  The move of the Columbia feedthrough facility is on-going.  The construction of the manufacturing area is complete and the class 10,000 clean room is in the process of being validated. This move is scheduled for completion in mid-2007, as originally planned.

Our CEO’s View

We are extremely pleased with our results for the first half of the year which included two consecutive quarters of record sales. These strong results came during a period of significant volatility in the CRM marketplace and are indicative of the underlying strength of our position in the marketplace and the initiatives we have put in place.  Our sales for the second quarter increased by 11% from the prior year, with implantable medical components up 9% and commercial sales up a strong 24%.  This growth was better than expected and was very positive given that last year’s results included the added ICD related revenue resulting from the marketplace field actions, which we estimate at approximately $3 million.

We continue to experience solid growth in our commercial business led by our core oil and gas markets and increased pipeline inspection sales volume.  In addition to the strong industry economic factors, our commercial sales growth is being driven by market share gains and increased sales from new products, such as batteries used in telematics satellite tracking applications.

We continue to actively pursue our corporate strategy to diversify our customer base and our market concentration.  We are being extremely disciplined in our approach to find the right acquisition that meets our financial goals for growth and profitability.  We have had on-going negotiations with a potential target acquisition over the past several quarters. However, given the status of these negotiations at the end of the second quarter, we determined that it was appropriate to write off the $0.8 million of professional fees that had been capitalized to date. We remain steadfast in our commitment to reduce our customer concentration risk and to continuously improve shareholder value.

In the future, the consolidations being made coupled with improved utilization at our Tijuana Facility will help to improve our operating margin and better leverage our sales growth. Our ultimate goal is to improve our operating margin to 20% or better. We remain confident that the strategic initiatives we have put in place will allow us to achieve this goal and continue to advance our competitive position in the marketplace.

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

IMC. Our near term focus for growth in the medical battery market, a portion of our IMC business, is the introduction of our Q-Series batteries.  Initially they will be available in two configurations – QHR (High Rate) and QMR (Medium Rate).  These batteries hold the promise of unparalleled performance in a wide range of implantable device and neurostimulation applications and allow our customers to incorporate advanced power-hungry features into these devices.  While companies typically announce new products that have modest improvements in form and/or function regularly, we believe the Q-Series firmly establishes a new industry standard.  It delivers advanced performance criteria to an industry that historically embraces new products.  We believe the Q-Series will represent a major breakthrough by combining a smaller size with greater energy density (more power). Q-Series batteries have been shipped for customer evaluation.

ECP.  ECP continues to develop new and innovative power solutions for the world’s most demanding commercial applications.  ECP has developed a new high energy lithium cell for a customer in the telematics market.  Due to their exceptional high energy, two of these new cells are capable of providing power for the entire 10-year life of the telematics device.  ECP also has developed a battery pack capable of withstanding the customer’s harsh operating conditions such as high vibration, high shock, salt spray, high temperature, low temperature, and high humidity.

Finally, ECP has developed a modular battery pack for a customer’s fleet of underwater sonabuoys which measure water characteristics.  The long life of ECP cells, coupled with their ability to withstand harsh conditions, make them ideally suited for buoys.  The customer’s expense of commissioning a ship to replace the batteries in each buoy is reduced when using ECP batteries due to their long life.

Cost Savings and Consolidation Efforts

During 2005, we initiated several significant cost savings and consolidation efforts, the implementation of which continued during the first six months of 2006.

Alden Facility Consolidation.  On February 23, 2005, we announced our intent to consolidate our medical capacitor manufacturing operations in Cheektowaga, NY, and our implantable medical battery manufacturing operations in Clarence, NY, into our advanced power source manufacturing facility in Alden, NY (“Alden Facility”).  We are also consolidating our capacitor research, development and engineering operations from our Cheektowaga, NY, facility into our Technology Center in Clarence, NY.

The Alden Facility consolidation is complete as the end of the second quarter of 2006, and we do not expect to incur any additional expense related to this project. Expenses of $2.8 million were incurred in 2005 and $0.6 million have been incurred during the first six months of 2006, the majority of which were expensed during the first quarter.  In total, $1.8 million was paid in cash and $0.8 million was for assets written-off in 2005.  Approximately $0.7 million was paid in cash during the first two quarters of 2006.

Carson City Facility shutdown and Tijuana Facility consolidation No. 1.  On March 7, 2005, we announced our intent to close the Carson City, NV facility (“Carson City Facility”) and consolidate the work performed at our Carson City Facility into our Tijuana, Mexico facility (“Tijuana Facility consolidation No. 1”).

The total estimated cost for this consolidation plan is anticipated to be between $6.6 million and $6.8 million, comprised of $3.9 million for the Carson City Facility shutdown and $2.7 million to $2.9 million for the Tijuana Facility consolidation No. 1.  To-date, $6.5 million of expenses have been recorded. We expect this move to be completed during the third quarter of 2006.  The overall timing of this consolidation project is based on our internal project plans and final customer approvals. At the request of our customers, the closure of the Carson City Facility could be delayed, which could result in additional costs.  All categories of costs are considered to be cash expenditures, except for accelerated depreciation.

Carson City Facility shutdown expenses of $3.9 million have been incurred to date, of which $2.9 million were recorded in 2005, and $1.0 million were incurred in the first six months of 2006.  In 2005, $0.2 million were paid in cash and $0.6 million were recorded as accelerated depreciation.  During 2006, $0.9 million of the $3.1 million of severance and retention recorded to date was paid.  Tijuana Facility consolidation No. 1 expenses of $1.5 million were incurred and paid in 2005, and $1.1 million were incurred and paid in 2006.

Once the moves are completed, we anticipate annual cost savings in the range of $2.5 to $3.1 million.  The expenses for the Carson City Facility shutdown and the Tijuana Facility consolidation No. 1 are included in the IMC business segment.

Columbia Facility & ARL shutdown, Tijuana Facility consolidation No. 2, and RD&E Consolidation.  On November 16, 2005, we announced our intent to close both our Columbia, MD facility (“Columbia Facility”) and our Fremont, CA Advanced Research Laboratory (“ARL”).  The manufacturing operations at our Columbia Facility will be moved into our Tijuana Facility (“Tijuana Facility consolidation No. 2”).  The research, development and engineering (“RD&E”) and product development functions at our Columbia Facility have begun to relocate to the Technology Center in Clarence, NY. The ARL relocation is substantially complete.

The total estimated cost for this facility consolidation plan is anticipated to be between $7.9 million and $8.3 million.  To-date, we have expensed $3.5 million related to these projects and expect to incur the remaining costs over the next four fiscal quarters.  All categories of costs are considered to be future cash expenditures, except for accelerated depreciation and asset write-offs.

Approximately $1.1 million of the Columbia Facility and ARL shutdown costs were incurred in 2005 ($0.4 million for assets written-off), and $1.5 million were incurred in the first two quarters of 2006.  Approximately $1.2 million was paid in cash during the first two quarters of 2006.  Tijuana Facility consolidation plan No. 2 expenses of $0.8 million and $0.01 million were incurred and paid in cash in 2006 and 2005, respectively.

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

Our Financial Results

We utilize a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31st.  For 52-week years, each quarter contains 13 weeks.  The second quarter of 2006 and 2005 ended on June 30 and July 1, respectively.

The commentary that follows should be read in conjunction with our condensed consolidated financial statements and related notes and with the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K for the fiscal year ended December 30, 2005.

Results of Operation and Financial Condition
	Three months ended				Six months ended
	June 30,	July 1,	$	%	June 30,	July 1,	$	%
In thousands, except per share data	2006	2005	Change	Change	2006	2005	Change	Change
IMC
ICD batteries	$ 10,994	$ 12,608	(1,614)	-13%	$ 23,673	$ 23,234	439	2%
Pacemaker and other batteries	5,930	6,315	(385)	-6%	11,717	11,695	22	0%
ICD capacitors	5,339	5,954	(615)	-10%	8,907	10,251	(1,344)	-13%
Feedthroughs	14,301	15,859	(1,558)	-10%	30,589	29,541	1,048	4%
Enclosures	7,105	6,019	1,086	18%	13,445	12,566	879	7%
Other medical	16,087	8,031	8,056	100%	29,006	15,363	13,643	89%
Total IMC	59,756	54,786	4,970	9%	117,337	102,650	14,687	14%
ECP	10,842	8,738	2,104	24%	21,368	17,232	4,136	24%
Total sales	70,598	63,524	7,074	11%	138,705	119,882	18,823	16%
Cost of sales - excluding amortization
of intangible assets	42,863	38,405	4,458	12%	82,378	73,976	8,402	11%
Cost of sales - amortization
of intangible assets	958	958	-	0%	1,916	1,916	-	0%
Gross profit (1)	26,777	24,161	2,616	11%	54,411	43,990	10,421	24%
Gross margin	37.9%	38.0%		-0.1%	39.2%	36.7%		2.5%

Selling, general, and administrative expenses (SG&A)	9,865	8,481	1,384	16%	18,880	15,247	3,633	24%
SG&A as a % of sales	14.0%	13.4%		0.6%	13.6%	12.7%		0.9%

Research, development and engineering costs, net (RD&E)	6,142	3,657	2,485	68%	12,040	8,058	3,982	49%
RD&E as a % of sales	8.7%	5.8%		2.9%	8.7%	6.7%		2.0%

Other operating expense, net	3,643	4,001	(358)	-9%	6,312	6,389	(77)	-1%
Operating income	7,127	8,022	(895)	-11%	17,179	14,296	2,883	20%
Operating margin	10.1%	12.6%		-2.5%	12.4%	11.9%		0.5%

Interest expense	1,163	1,191	(28)	-2%	2,298	2,322	(24)	-1%
Interest income	(1,353)	(652)	(701)	108%	(2,545)	(1,227)	(1,318)	107%
Other income, net	(76)	(60)	(16)	27%	(120)	(60)	(60)	100%
Provision for income taxes	2,550	2,263	287	13%	6,053	3,978	2,075	52%
Effective tax rate	34.5%	30.0%	4.5%	4.5%	34.5%	30.0%	4.5%	4.5%

Net income	$ 4,843	$ 5,280	$ (437)	-8%	$ 11,493	$ 9,283	$ 2,210	24%
Net margin	6.9%	8.3%		-1.4%	8.3%	7.7%		0.6%
Diluted earnings per share	$ 0.21	$ 0.23	$ (0.02)	-9%	$ 0.50	$ 0.42	$ 0.08	19%

(1) Gross Profit, which equals total sales minus cost of sales including amortization of intangible assets, has been reclassified for the previous year periods.

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

Driving the increase in IMC sales of 9% and 14% for the three and six month periods ending June 30, 2006 were sales related to coated components and assembly products, which are included in the other medical category. The assembly product line was initiated in 2005.  The overall growth in IMC sales is considered very positive given that last year’s results included the added revenue resulting from marketplace field actions, which we estimate at approximately $3 million for the three and six month periods.

ECP.  Similar to IMC customers, we have pricing arrangements with our customers that many times do not specify minimum quantities.  Our visibility to customer ordering patterns is over a relatively short period of time.

The ECP sales increase of 24% for the three and six month periods ending June 30, 2006 has been driven by volume increases due to a number of factors.  We are aggressively pursuing new business opportunities and have been successful on many of these fronts.  Additionally, the oil and gas exploration market remains robust due to the increased demand for products used in pipeline inspections, pressure monitoring and measurement while drilling applications.  Finally, we have also seen an increase in demand for power sources used in wave monitoring and seismic recording, due to increased Tsunami related concerns, mainly in the international markets.

Cost of Sales

Changes from the prior year to cost of sales as a percentage of sales were primarily due to the following:

	June 30, 2006
	Three months	Six months
	ended	ended
Production efficiencies primarily associated with
higher volumes (a)	-4.7%	-7.0%
Excess capacity at wet tantalum capacitor facility (b)	-0.8%	-1.0%
Excess capacity at Tijuana Facility (c)	0.0%	0.7%
Mix change (d)	5.5%	5.9%
Other	0.1%	-1.1%
Total percentage point change to cost of sales as a
percentage of sales	0.1%	-2.5%

(a)

This decrease in cost of sales is primarily due to the fact that as production volumes increase, fixed costs such as plant overhead and depreciation do not increase at the same rate.  The production volume increase was necessary to accommodate the increased sales and to replenish safety stocks.

(b)

During 2005, the Capacitor facility was not being utilized to its full capacity.  The cost associated with the excess capacity was eliminated in 2006 as capacitor manufacturing was consolidated into the Alden Facility.  In accordance with the Company’s inventory accounting policy, excess capacity costs were expensed in 2005.

(c)

The Tijuana Facility was new in 2005 and its infrastructure and floor space were coming on line during the first quarter of 2005 and therefore was not operating at full capacity.  In accordance with the Company’s inventory accounting policy, excess capacity costs were expensed.

(d)

The revenue increase from 2005 was primarily in other medical, which generally have lower margins.

We expect cost of sales as a percentage of sales to decrease over the next several years as the result of the consolidation efforts and the elimination of excess capacity.  Excess capacity for the Tijuana Facility is not expected to be eliminated until mid-2007 when the last announced consolidation effort is anticipated to be completed (see the “cost savings and consolidation efforts” section for additional information).

Cost of sales - Amortization of intangible assets

Amortization expense for the three and six month periods ended June 30, 2006 was consistent with the same periods of 2005.

SG&A expenses

Changes from the prior year to SG&A expenses were primarily due to the following (in millions):

	June 30, 2006
	Three months	Six months
	ended	ended
SFAS No. 123(R) stock-based compensation expense	$ 1.0	$ 1.8
Increased workforce	0.2	1.2
Directors' fees	0.1	0.3
Increased incentive compensation	0.1	0.2
Other	-	0.1
Net increase in SG&A	$ 1.4	$ 3.6

As a result of the adoption of SFAS No. 123(R), the Company began expensing stock options in fiscal year 2006, which had a material impact on SG&A costs. The increase in stock-based compensation expense is expected to continue into the future.  The increased workforce expense was a result of the Company’s efforts to increase the marketing and sales of its products as well as general and administrative costs associated with the Tijuana Facility.

RD&E expenses

Net research, development and engineering costs are as follows (in millions):

	Three months ended		Six months ended
	June 30,	July 1,	June 30,	July 1,
	2006	2005	2006	2005

Research and development costs	$ 3.6	$ 3.8	$ 7.6	$ 7.7

Engineering costs	3.1	1.5	5.5	2.9
Less cost reimbursements	(0.6)	(1.6)	(1.1)	(2.5)
Engineering costs, net	2.5	(0.1)	4.4	0.4
Total research and development and
engineering costs, net	$ 6.1	$ 3.7	$ 12.0	$ 8.1

The increase in RD&E expenses for the three and six month periods ended June 30, 2006 is primarily due to the planned increase in engineering personnel costs (headcount), as we continue to invest substantial resources to develop new products.  Additionally, reimbursement on new product development projects decreased in the current quarter compared to last year.  In terms of the development costs billed, reimbursements were lower due to lower volume and timing of reimbursable development projects entered into during the last six month period.  Reimbursements for achieving certain development milestones are netted against gross spending. We expect that RD&E costs will be within the range of 9% to 9.5% of sales for the remainder of 2006 due to continued investment in future development programs.

Other operating expense

Other operating expense for 2006 and 2005 are comprised of the following costs (in millions):

	Three months ended		Six months ended
	June 30,	July 1,	June 30,	July 1,
	2006	2005	2006	2005
(a) Alden facility consolidation	$ 0.1	$ 0.8	$ 0.6	$ 0.9
(a) Carson City facility shutdown and Tijuana
Facility Consolidation No. 1	0.8	0.7	2.1	0.9
(a) Columbia facility shutdown, Tijuana Facility
consolidation No. 2 and RD&E consolidation	1.4	-	2.3	-
(a) Tijuana start-up	-	0.3	-	0.4
(b) Asset dispositions and other	1.3	2.2	1.3	2.7
(c) Severance	-	-	-	1.5
	$ 3.6	$ 4.0	$ 6.3	$ 6.4

(a)

Refer to the “Cost savings and consolidation efforts” discussion for disclosure related to the timing and level of remaining expenditures for these items as of June 30, 2006.

(b)

During the second quarter of 2006, the Company recorded a loss of $0.5 million related to equipment damaged during transportation to the Tijuana Facility (included in the IMC business segment) and an expense of $0.8 million for professional fees related to a potential acquisition that we no longer consider probable. During the second quarter of 2005, there was a $1.2 million charge recorded in other operating expenses for the IMC segment for charges associated with the discontinuation of a drug pump development agreement. The remaining expense in 2005 relates to various asset dispositions.

(c)

During the first quarter of 2005, the Company implemented a 4% workforce reduction as a continuation of cost containment efforts initiated mid-year 2004.  As a result, severance charges of $1.5 million were recorded and paid in 2005.  Expense of $0.9 million was recorded in the IMC segment, $0.2 million in the ECP segment, and $0.4 million was recorded in unallocated operating expenses under business segment information.

Other operating expense for 2006 is expected to be in the range of $12.6 million and $14.8 million, primarily related to plant consolidations and asset dispositions. Other operating expenses are expected to be substantially reduced after the second quarter of 2007 when the last announced consolidation effort is anticipated to be completed.

Interest expense and interest income

Interest expense for the three and six months ended June 30, 2006 is consistent with prior year periods, and is primarily related to the outstanding convertible notes.

Interest income for the three and six months ended June 30, 2006 increased in comparison to the same periods of 2005 due to increased cash, cash equivalents and short-term investment balances coupled with higher interest rates on the invested cash.

Provision for income taxes

Our effective tax rate of 34.5% for the first two quarters of 2006 is different from the United States statutory rate primarily as a result of the allowable Extraterritorial Income Exclusion (“ETI”) and the Qualified Production Activities Deduction.  In comparison to the same periods of 2005, the year to date effective tax rate is higher due to the expiration of the federal research and development tax credit and the reduction in 2006 of the level of allowable ETI benefits.  We estimate our effective tax rate to be approximately 34% for the full year 2006.

Liquidity and Capital Resources

	June 30,	December 30,
(Dollars in millions)	2006	2005

Cash and cash equivalents and short-term investments (a)	$ 115.8	$ 112.1
Working capital (b)	$ 177.4	$ 152.0
Current ratio	5.5:1.0	4.5:1.0

(a)

Short-term investments consist of investments acquired with maturities that exceed three months and are less than one year at the time of acquisition, equity securities classified as available-for-sale, and auction rate securities.

(b)

Working capital increased by approximately $25.4 million.  Net earnings of $14.3 million, the Company stock contributed to the 401(k) Plan of $2.8 million and the $2.8 million increase in accumulated other comprehensive income during the period are the primary drivers behind this increase.

Revolving Line of Credit

The Company maintains a three-year $50.0 million Revolving Credit Facility (the “Revolver”), which contains a $10.0 million sub-limit for the issuance of commercial or standby letters of credit.  The Revolver is secured by the Company’s non-realty assets including cash, accounts and notes receivable, and inventories and has an expiration date of May 31, 2008.  The Revolver requires the Company to comply with two quarterly financial covenants, as defined.  The first relates to the ratio of consolidated net earnings or loss before interest, taxes, depreciation, and amortization (“EBITDA”) to Fixed Charges.  The second is a Leverage ratio, which is calculated based on the ratio of Consolidated Funded Debt less Cash, Cash Equivalent Investments and Short-Term Investments to Consolidated EBITDA.  Interest rates under the Revolver vary with the Company’s leverage.  The Company is required to pay a commitment fee of between 0.125% and 0.250% per annum on the unused portion of the Revolver based on the Company’s leverage. As of June 30, 2006, the Company had no balance outstanding on the Revolver.

Our principal sources of liquidity are our operating cash flow combined with our working capital of $177.4 million at June 30, 2006 and availability under the Revolver.  Historically we have generated cash from operations sufficient to meet our capital expenditure and debt service needs, other than for acquisitions.  At June 30, 2006, our current ratio was 5.5:1.0.

The Company regularly engages in discussions relating to potential acquisitions and may announce an acquisition transaction at any time.

Operating activities

Net cash flows provided by operating activities for the six months ended June 30, 2006 decreased by $5.7 million over the comparable period in 2005.  This was primarily the result of an increase in inventory safety stocks, increased accounts receivable due to higher sales, and decreased accrued expenses resulting from the payment of amounts accrued in 2005 for incentive compensation and profit sharing programs. These cash outflows were offset by higher cash from operating income during the period.

Investing activities

The majority of the acquisition of property, plant and equipment for the first two quarters of 2006 was related to the movement of operations from the Columbia Facility to the Tijuana Facility.

Net cash invested in short-term instruments was $2.4 million during the first six months of 2006 compared to $5.0 million for the comparable 2005 period. The 2006 amount does not include a $3.4 million ($2.8 million net of tax) unrealized gain (non-cash) on short-term investments during the second quarter of 2006 resulting from the Company’s classification of an equity security as available-for-sale, which previously was accounted for under the cost method, as the investment now has a readily determinable fair value due to the associated Company’s stock offering.

Financing activities

Payments on capital lease obligations and cash received from non-qualified stock option exercises are the primary financing activities for the first six months of 2006 and 2005.

Capital Structure

At June 30, 2006, our capital structure consisted of $170.0 million of convertible subordinated notes and our 21.8 million shares of common stock outstanding.  We have in excess of $115.0 million in cash, cash equivalents and short-term investments and are in a position to facilitate future acquisitions if necessary.  We are also authorized to issue 100 million shares of common stock and 100 million shares of preferred stock.  The market value of our outstanding common stock since our IPO has exceeded our book value; accordingly, we believe that if needed we can access public markets to sell additional common or preferred stock assuming conditions are appropriate.

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

Impact of Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes.  FIN No. 48 addresses the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in SFAS No. 109, Accounting for Income Taxes, on the uncertainty in income taxes recognized in an enterprise's financial statements. Specifically, FIN No. 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company is still evaluating the impact of FIN No. 48 on its financial statements which is effective beginning in fiscal year 2007.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4.  SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, handling costs and wasted material (spoilage).  Among other provisions, the new rule requires that such items be recognized as current-period charges, regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43.  SFAS No. 151 was effective beginning in fiscal year 2006 and did not have a material effect on the Company’s consolidated financial position, consolidated results of operations, or liquidity.

Application of Critical Accounting Estimates

Our unaudited condensed consolidated financial statements are based on the selection of accounting policies and the application of significant accounting estimates, some of which require management to make significant assumptions. We believe that some of the more critical estimates and related assumptions that affect our financial condition and results of operations are in the areas of inventories, goodwill and other indefinite lived intangible assets, long-lived assets, share-based compensation and income taxes.

During the three months ended June 30, 2006, we did not change or adopt new accounting policies that had a material effect on our consolidated financial condition and results of operations.

Effective in fiscal year 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), and related Securities and Exchange Commission rules included in Staff Accounting Bulletin No. 107, on a modified prospective basis.  Under this method, compensation cost recognized beginning in fiscal year 2006 includes costs related to 1) all share-based payments (stock options and restricted stock awards) granted prior to but not yet vested as of fiscal year 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and 2) all share-based payments (stock options and restricted stock awards) granted subsequent to the beginning of fiscal year 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Compensation cost for nonqualified stock options is generally recognized ratably over a four-year vesting period.  Compensation cost for incentive stock options is generally recognized ratably over a seven-year vesting period.  Compensation costs for restricted stock awards granted to employees are recognized ratably over the vesting period determined at the time of grant.

Compensation costs related to stock options and restricted stock for the three and six months ended June 30, 2006 totaled $1.2 million and $2.6 million, respectively, and are included in the statement of earnings primarily in selling, general, and administrative expenses.  As of June 30, 2006, $6.7 million of unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average period of approximately five years.

We utilize the Black-Scholes Options Pricing Model to determine the fair value of stock options under SFAS No. 123(R), consistent with that used for pro forma disclosures in prior years.  We are required to make certain assumptions with respect to selected model inputs, including anticipated changes in the underlying stock price (i.e., expected volatility) and option exercise activity (i.e., expected life).  Expected volatility is based on the historical volatility of the Company’s stock over the most recent period commensurate with the estimated expected life of the Company’s stock options and other factors.  The expected life of options granted, which represents the period of time that the options are expected to be outstanding, is based, primarily, on historical data.  The expected dividend yield is based on our Company’s history and expectation of dividend payouts.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period commensurate with the estimated expected life.  If factors change and result in different assumptions in the application of SFAS No. 123(R) in future periods, the stock option expense that we record for future grants may differ significantly from what we have recorded in the current period.

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

Contractual Obligations

In order to further consolidate its operations and implement state of the art manufacturing capabilities, during 2004 the Company commenced the build out of its medical battery and capacitor manufacturing facility in Alden, NY and its value-add manufacturing facility in Tijuana, Mexico.  As of June 30, 2006, the facility construction related to these projects is substantially complete.

In the normal course of business, the Company makes routine capital expenditures (primarily equipment purchases) in order to maintain the technological leadership of its manufacturing facilities and meet the needs of its customers. As of June 30, 2006, total contractual obligations related to such expenditures are $2.8 million and will be financed by existing cash, short-term investments, or cash generated from operations.

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

•

the future development and expected growth of our business and the industries we operate in;

•

our ability to successfully execute our business model and our business strategy;

•

our ability to identify trends within the implantable medical devices, medical components, and commercial power sources industries and to offer products and services that meet the changing needs of those markets;

•

projected capital expenditures; and

•

trends in government regulation.

You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology.  These statements are only predictions.  Actual events or results may differ materially from those suggested by these forward-looking statements.  In evaluating these statements and our prospects generally, you should carefully consider the factors set forth below.  All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary factors and to others contained throughout this report.  We are under no duty to update any of the forward-looking statements after the date of this report or to conform these statements to actual results.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Under our line of credit any borrowings bear interest at fluctuating market rates.  At June 30, 2006, we did not have any borrowings outstanding under our line of credit and thus no interest rate sensitive financial instruments other than short-term investments.  We do not believe that the impact of fluctuations in interest rates on short-term investments will have a material effect on our condensed consolidated financial statements.

The company incurs certain expenses related to the Tijuana operations that are denominated in a foreign currency.  We do not believe that the impact of foreign currency fluctuations will have a material effect on our condensed consolidated financial statements.

ITEM 4.  CONTROLS AND PROCEDURES.

a.    Evaluation of Disclosure Controls and Procedures.

During the second quarter of 2006, our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the SEC.  These disclosure controls and procedures have been designed to provide reasonable assurance that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms.

Based on their evaluation, as of June 30, 2006, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective, at the reasonable assurance level.

b.    Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter to which this Quarterly Report on Form 10-Q relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

As reported in the Company’s 2005 first quarter Form 10-Q, on May 2, 2005, a complaint was filed against the Company by a developer of an implantable drug delivery device in the United States Federal District Court for the Central District of California.  On May 20, 2005, the parties entered into a settlement agreement under which the Company undertook certain obligations including the performance of certain additional development tasks for a limited period of time.  On June 2, 2005, the Court ordered the complaint dismissed without prejudice.  During the second quarter of 2006, a letter was received from the developer claiming that the Company was in breach of the settlement agreement.  The Company believes that it has meritorious defenses and intends to vigorously contest this claim and has asserted its counterposition that the developer has also breached the settlement agreement. Correspondingly, the Company has initiated the mandatory arbitration process as allowed for under the settlement agreement.  The outcome of this arbitration process and the potential risk of loss, if any, cannot be reasonably estimated at this time.

ITEM 1A.  RISK FACTORS.

No material changes from risk factors as previously disclosed in the Company’s Form 10-K for the year ended December 30, 2005.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the Company’s Annual Meeting of Stockholders held on May 23, 2006, the stockholders approved the following:

(a)

A proposal to elect nine directors of the company to serve until the next annual meeting of stockholders or until their successors are duly elected and qualified as follows:

		Authority
	Votes	For Individual
	For	Withheld

Edward F. Voboril	19,926,951	706,701

Pamela G. Bailey	20,328,684	304,968

Thomas J. Hook	20,208,142	425,510

Joseph A. Miller, Jr.	20,340,034	293,618

Bill R. Sanford	20,232,399	401,253

Peter H. Soderberg	20,336,774	296,878

Thomas S. Summer	18,587,374	2,046,278

William B. Summers, Jr.	18,605,666	2,027,986

John P. Wareham	18,621,177	2,012,475

There were no broker non-votes.

(b)

A proposal to ratify the reappointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for fiscal year 2006.  The proposal received at least 18,548,600 votes for, 2,073,964 votes against, and 11,088 shares abstained.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

See the Exhibit Index for a list of those exhibits filed herewith.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 8, 2006	GREATBATCH, INC. By /s/ Thomas J. Hook Thomas J. Hook President and Chief Executive Officer (Principal Executive Officer)

By /s/ Thomas J. Mazza_______________ Thomas J. Mazza Senior Vice President and Chief Financial Officer (Principal Financial Officer)

By /s/ Marco F. Benedetti_______________ Marco F. Benedetti Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our quarterly report on Form 10-Q ended July 1, 2005).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our quarterly report on Form 10-Q ended March 29, 2002).
10	Amended and Restated Employment Agreement dated June 30, 2006 between Greatbatch, Inc. and Edward F. Voboril.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.