Form 10-Q
period 2006-09-29
GREATBATCH, INC.
filed 2006-11-07
CIK 1114483

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the Quarter ended September 29, 2006

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

----------------------------- ---------------------- ---------------------------
Large accelerated filer [ ]   Accelerated filer [X]  Non-accelerated filer [ ]
----------------------------- ---------------------- ---------------------------

     Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes [ ] No [ X ]

The number of shares outstanding of the Company's common stock, $0.001 par value per share, as of November 7, 2006 was: 22,013,180 shares.

                                GREATBATCH, INC.
                         TABLE OF CONTENTS FOR FORM 10-Q
        AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 29, 2006

                                                                            Page

COVER PAGE                                                                     1

TABLE OF CONTENTS                                                              2

                   PART I - FINANCIAL INFORMATION (unaudited)

ITEM 1.   Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets                                3

          Condensed Consolidated Statements of Operations and
          Comprehensive Income                                                 4

          Condensed Consolidated Statements of Cash Flows                      5

          Notes to Condensed Consolidated Financial Statements                 6

ITEM 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           25

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk          41

ITEM 4.   Controls and Procedures                                             41

                      PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings                                                   42

ITEM 1A.  Risk Factors                                                        42

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds         42

ITEM 3.   Defaults Upon Senior Securities                                     42

ITEM 4.   Submission of Matters to a Vote of Security Holders                 42

ITEM 5.   Other Information                                                   43

ITEM 6.   Exhibits                                                            43

SIGNATURES                                                                    43

EXHIBIT INDEX                                                                 44

PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                GREATBATCH, INC.
           CONDENSED CONSOLIDATED BALANCE SHEETS - Unaudited
                 (in thousands except share and per share data)

---------------------------------------------------------------------------------------------

ASSETS                                                        September 29,      December 30,
                                                                   2006               2005
                                                                ---------         ---------
Current assets:
  Cash and cash equivalents                                     $  55,792         $  46,403
  Short-term investments                                           72,426            65,746
  Accounts receivable, net of allowance of $540 in 2006
    and $450 in 2005                                               35,856            29,997
  Inventories                                                      54,657            45,184
  Refundable income taxes                                            --                 928
  Deferred income taxes                                             5,635             6,257
  Prepaid expenses and other current assets                         3,074             1,488
                                                                ---------         ---------
           Total current assets                                   227,440           196,003

Property, plant, and equipment, net                                92,090            97,705
Amortizing intangible assets, net                                  29,027            31,891
Trademark and names                                                28,252            28,252
Goodwill                                                          155,039           155,039
Other assets                                                        3,449             4,021
                                                                ---------         ---------
           Total assets                                         $ 535,297         $ 512,911
                                                                =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                              $  13,697         $  13,678
  Accrued expenses and other current liabilities                   23,649            29,903
  Current portion of long-term debt                                  --                 464
                                                                ---------         ---------
           Total current liabilities                               37,346            44,045

Convertible subordinated notes                                    170,000           170,000
Deferred income taxes                                              34,468            30,261
                                                                ---------         ---------
           Total liabilities                                      241,814           244,306
                                                                ---------         ---------

Stockholders' equity:
  Preferred stock, $0.001 par value, authorized 100,000,000
  shares; no shares issued or outstanding in 2006 or 2005            --                --
  Common stock, $0.001 par value, authorized 100,000,000
  shares; 22,013,180 shares issued and outstanding in 2006 and
  21,658,134 shares issued and outstanding in 2005                     22                22
  Additional paid-in capital                                      223,034           215,614
  Retained earnings                                                67,771            53,039
  Accumulated other comprehensive income (loss)                     2,656               (70)
                                                                ---------         ---------
           Total stockholders' equity                             293,483           268,605
                                                                ---------         ---------
Total liabilities and stockholders' equity                      $ 535,297         $ 512,911
                                                                =========         =========


  The accompanying notes are an integral part of these condensed consolidated financial statements

                                GREATBATCH, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      AND COMPREHENSIVE INCOME - Unaudited
                      (in thousands except per share data)

----------------------------------------------------------------------------------------------------------------

                                                         Three months ended             Nine months ended
                                                   September 29,   September 30,   September 29,   September 30,
                                                        2006            2005            2006            2005
                                                   -------------   -------------   -------------   -------------
Sales                                              $      69,294   $      62,358   $     207,999   $     182,240
Cost and expenses:
Cost of sales - excluding amortization
  of intangible assets                                    42,709          38,178         125,087         112,154
Cost of sales - amortization of intangible assets            948             967           2,864           2,883
Selling, general and administrative expenses               9,311           8,842          28,191          24,089
Research, development and engineering costs, net           6,022           5,124          18,062          13,182
Other operating expense, net                               6,239           7,818          12,551          14,207
                                                   -------------   -------------   -------------   -------------
  Operating income                                         4,065           1,429          21,244          15,725
Interest expense                                           1,135           1,154           3,433           3,476
Interest income                                           (1,521)           (796)         (4,066)         (2,024)
Other (income) expense, net                                  171              (9)             51             (69)
                                                   -------------   -------------   -------------   -------------
  Income before provision for income taxes                 4,280           1,080          21,826          14,342
Provision for income taxes                                 1,041             324           7,094           4,303
                                                   -------------   -------------   -------------   -------------
  Net income                                       $       3,239   $         756   $      14,732   $      10,039
                                                   =============   =============   =============   =============

Earnings per share:
  Basic                                            $        0.15   $        0.03   $        0.68   $        0.47
  Diluted                                          $        0.15   $        0.03   $        0.65   $        0.46

Weighted average shares outstanding:
  Basic                                                   21,816          21,621          21,788          21,559
  Diluted                                                 21,983          21,895          26,176          21,740

Comprehensive income:
Net income                                         $       3,239   $         756   $      14,732   $      10,039
Net unrealized gain (loss) on
  available-for-sale securities                              (96)             41           2,726             (60)
                                                   -------------   -------------   -------------   -------------
Comprehensive income                               $       3,143   $         797   $      17,458   $       9,979
                                                   =============   =============   =============   =============

  The accompanying notes are an integral part of these condensed consolidated financial statements

                                GREATBATCH, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited
                                 (in thousands)

-----------------------------------------------------------------------------------------
                                                                   Nine months ended
                                                            September 29,   September 30,
                                                                2006             2005
                                                            -------------   -------------
Cash flows from operating activities:
  Net income                                                $      14,732   $      10,039
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                                14,492          14,038
      Stock-based compensation                                      6,603           2,468
      Deferred income taxes                                         4,207           5,934
      Loss on disposal of assets                                    5,273           5,258
  Changes in operating assets and liabilities:
      Accounts receivable                                          (5,859)        (10,312)
      Inventories                                                  (9,473)         (2,130)
      Prepaid expenses and other current assets                    (1,586)           (796)
      Accounts payable                                              1,293           3,327
      Accrued expenses and other current liabilities               (5,048)          6,718
      Income taxes                                                    121          (1,712)
                                                            -------------   -------------
             Net cash provided by operating activities             24,755          32,832
                                                            -------------   -------------

Cash flows from investing activities:
  Short-term investments:
      Purchases                                                   (29,846)        (63,178)
      Proceeds from dispositions                                   26,532          58,043
  Acquisition of property, plant and equipment                    (12,060)        (22,690)
  Proceeds from sale of assets                                         39              82
  Decrease (increase) in other assets                                  19            (401)
                                                            -------------   -------------
             Net cash used in investing activities                (15,316)        (28,144)
                                                            -------------   -------------

Cash flows from financing activities:
  Principal payments of long-term debt                               (464)           (890)
  Payment of debt issue costs                                        --              (213)
  Proceeds from exercise of stock options and stock issued            414             936
                                                            -------------   -------------
           Net cash used in financing activities                      (50)           (167)
                                                            -------------   -------------
Net increase in cash and cash equivalents                           9,389           4,521
Cash and cash equivalents, beginning of year                       46,403          34,795
                                                            -------------   -------------
Cash and cash equivalents, end of period                    $      55,792   $      39,316
                                                            =============   =============


  The accompanying notes are an integral part of these condensed consolidated financial statements

                                GREATBATCH, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited
--------------------------------------------------------------------------------

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information (Accounting Principles Board Opinion ("APB") No. 28, Interim Financial Reporting) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of Greatbatch, Inc. (the "Company") for the periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from these estimates. The December 30, 2005 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 30, 2005.

     The Company utilizes a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31st. For 52-week years, each quarter contains 13 weeks. The third quarter of 2006 and 2005 ended on September 29 and September 30, respectively. The Company has revised its Condensed Consolidated Statement of Operations and Comprehensive Income to eliminate presentation of gross profit effective December 31, 2005. At the same time, the Company has associated the amortization expense of intangible assets with cost of sales.

2.   STOCK-BASED COMPENSATION

     Beginning in fiscal year 2006, the Company adopted the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123(R)"), and related Securities and Exchange Commission ("SEC") rules included in Staff Accounting Bulletin ("SAB") No. 107, on a modified prospective basis. Under this method, the Company began recognizing compensation cost, beginning in fiscal year 2006, related to 1) all share-based payments (stock options and restricted stock awards) granted prior to but not yet vested as of the beginning of fiscal year 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and 2) all share-based payments (stock options, restricted stock and restricted stock unit awards) granted subsequent to the beginning of fiscal year 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS No.123(R). SFAS No. 123(R) also amends SFAS No. 95, Statement of Cash Flows, to require excess tax benefits that had previously been reflected as cash flows from operating activities be reflected as cash flows from financing activities.

                                GREATBATCH, INC.
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con't) - Unaudited
--------------------------------------------------------------------------------


     Compensation cost for service-based stock options and restricted stock awards is recognized ratably over the applicable vesting period. Compensation cost for performance-based stock options and restricted stock units is reassessed each period and recognized based upon the probability that the performance targets will be achieved. The Company utilizes the Black-Scholes option pricing model to estimate the fair value of stock options granted.

     Compensation costs related to share-based payments for the three months ended September 29, 2006 totaled $1.6 million ($1.1 million net of tax or $0.05 per diluted share) and $4.2 million ($2.8 million net of tax or $0.11 per diluted share) for the nine months ended September 29, 2006. These amounts include $0.6 million and $1.5 million for the three and nine months ended September 29, 2006, respectively, for accelerated vesting for certain retirement-eligible employees. The incremental cost of expensing stock options under SFAS No. 123(R) for the three and nine months ended September 29, 2006 was $1.1 million ($0.7 million net of tax) and $2.9 million ($2.0 million net of tax), respectively. Stock-based compensation expense included in the Condensed Consolidated Statement of Cash Flows includes costs recognized for stock options, restricted stock, restricted stock units and the annual share contribution to the 401(k) Plan.

     During the third quarter of 2006, the Board of Directors approved the grant of 183,648 shares of performance based non-qualified stock options. The performance metrics for these awards cover a three-year performance period beginning in 2006 and include the achievement of revenue, operating earnings per share and operating cash flow targets. Compensation expense related to these awards amounted to $0.07 million during the third quarter of 2006.

     Stock-based compensation expense is only recorded for those awards that are expected to vest. Forfeiture estimates for determining appropriate stock-based compensation expense are estimated at the time of grant based on historical experience and demographic characteristics. Revisions are made to those estimates in subsequent periods if actual forfeitures differ from estimated forfeitures. A 9% annual forfeiture rate estimate was used for the stock-based compensation expense recorded during 2006 unless it was certain that the awards would vest (i.e. retirement eligible employees). In those instances, a 0% forfeiture rate was used.

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

                                GREATBATCH, INC.
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con't) - Unaudited
--------------------------------------------------------------------------------


     Stock Options

     Summary of Plans
     ----------------
     The Company has stock option plans that provide for the issuance of nonqualified and incentive stock options to employees of the Company. The Company's 1997 Stock Option Plan ("1997 Plan") authorizes the issuance of up to 480,000 shares of nonqualified and incentive stock options to purchase the Company's common stock, subject to the terms of the plan. The stock options granted under the 1997 Plan generally vest over a five-year period and may vary depending upon the achievement of certain performance targets as determined by the Board of Directors. The stock options expire 10 years from the date of the grant. Stock options are granted at exercise prices equal to or greater than the fair market value of the Company's common stock at the date of grant.

     The Company's 1998 Stock Option Plan ("1998 Plan") authorizes the issuance of up to 1,220,000 shares of nonqualified and incentive stock options to purchase the Company's common stock, subject to the terms of the plan. The stock options granted under the 1998 Plan vest over a three to five year period and may vary depending upon the achievement of certain performance targets as determined by the Board of Directors. The stock options expire 10 years from the date of grant. Stock options are granted at exercise prices equal to or greater than the fair value of the Company's common stock at the date of grant.

     The Company has a stock option plan that provides for the issuance of nonqualified stock options to Non-Employee Directors (the "Director Plan"). The Director Plan authorizes the issuance of up to 100,000 shares of nonqualified stock options to purchase the Company's common stock from its treasury, subject to the terms of the plan. The stock options granted under the Director Plan vest immediately. The stock options expire 10 years from the date of grant. Stock options are granted at exercise prices equal to or greater than the fair value of the Company's common stock at the date of grant.

     The Company's 2005 Stock Incentive Plan ("2005 Plan") authorizes the issuance of up to 1,000,000 shares of equity incentive awards including nonqualified and incentive stock options to purchase the Company's common stock, subject to the terms of the plan. The stock options granted under the 2005 Plan generally vest over a four to five year period and may vary depending upon the achievement of certain performance targets as determined by the Board of Directors and the terms of each specific grant. The stock options expire 10 years from the date of grant. Stock options are granted at exercise prices equal to or greater than the fair value of the Company's common stock at the date of grant.

     As of September 29, 2006, 431,478 shares were available for future grants of options under all of the above plans.

                                GREATBATCH, INC.
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con't) - Unaudited
--------------------------------------------------------------------------------


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

     Stock Option Activity

     The following table summarizes stock option activity related to the Company's plans for the nine months ended September 29, 2006:

                                                                Weighted
                                                                 Average
                                                   Weighted     Remaining    Aggregate
                                      Number of     Average    Contractual    Intrinsic
                                        Stock      Exercise        Life        Value(1)
                                       Options       Price     (in years)   (in millions)
                                     ------------ ----------- ------------- -------------
Outstanding at December 30, 2005       1,397,160  $    23.16
     Granted                             473,170       23.87
     Exercised                           (45,475)       9.09
     Forfeited or Expired                (36,485)      25.44
                                     ------------
Outstanding at September 29, 2006      1,788,370  $    23.66           7.4  $        3.6
                                     ============ =========== ============= =============

Exercisable at September 29, 2006        859,552  $    24.17           7.0  $        2.6
                                     ============ =========== ============= =============

     (1) Intrinsic value is calculated for in-the-money options (exercise price less than market price) outstanding and/or exercisable as the difference between the market price of our common shares as of September 29, 2006 ($22.62) and the weighted average exercise price of the underlying options ($17.42/$13.35), multiplied by the number of options outstanding and/or exercisable (686,939 shares/284,942 shares).

                                GREATBATCH, INC.
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con't) - Unaudited
--------------------------------------------------------------------------------


     The weighted-average fair value and assumptions used to value options granted in 2006 and 2005 are as follows:

                                                 Nine months ended
                                        September 29,         September 30,
                                            2006                   2005
                                     --------------------   -------------------
Weighted-average fair value                $10.85                 $9.85
Risk-free interest rate                     4.74%                 3.94%
Expected volatility                         42.5%                 46.2%
Expected life (in years)                     5.4                    5.0
Expected dividend yield                       0%                     0%

     The total intrinsic value of stock options exercised during the nine months ended September 29, 2006 was $0.7 million ($0.9 million for 2005). Cash received from the exercise of those options was $0.4 million ($0.9 million for 2005). The actual tax benefit realized from stock option exercises for the nine months ended September 29, 2006 was $0.06 million ($0.2 million for 2005). Proceeds from the exercise of stock options under stock option plans are credited to common stock at par value and the excess is credited to additional paid-in capital.

     As of September 29, 2006, $7.2 million of unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average period of approximately 4 years.

     Pro Forma Information under SFAS No. 123 for Periods Prior to 2006
     ------------------------------------------------------------------

     Prior to the adoption of SFAS No. 123(R), we accounted for stock options to employees in accordance with APB No. 25, Accounting for Stock Issued to Employees, and related interpretations. We also provided the disclosures required under SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosures. As a result, no expense was reflected in our net income for the three and nine month periods ended September 30, 2005 for stock options, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. However, stock-based compensation expense was recognized for restricted stock awards.

                                GREATBATCH, INC.
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con't) - Unaudited
--------------------------------------------------------------------------------


     The following table provides the Company's net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards for the comparable prior year periods (in thousands except per share data):

                                                        September 30, 2005
                                                    Three months   Nine months
                                                        ended         ended
                                                    ------------  -------------

Net income as reported                                     $756        $10,039
Add: Stock-based employee compensation cost
 included in net income as reported, net of
 related tax effects                                        714          1,728
Deduct: Stock-based employee compensation cost
 determined using the fair value based method, net
 of related tax effects                                   1,259          3,278
                                                    ------------  -------------
Pro forma net income                                       $211         $8,489
                                                    ============  =============

Earnings per share:
    Basic - as reported                                   $0.03          $0.47
    Basic - pro forma                                     $0.01          $0.39

    Diluted - as reported                                 $0.03          $0.46
    Diluted - pro forma                                   $0.01          $0.39


     Restricted Stock and Restricted Stock Units

     Summary of Plans
     ----------------

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

     The Company's 2005 Plan authorizes the issuance of restricted stock, restricted stock units and stock bonuses of up to 400,000 shares, subject to the terms of the plan with an overall limit on awards of 1,000,000 shares. Time-vested restricted stock granted under the 2005 Plan generally vest 50% on the second anniversary of the date of the award and 25% on the third and fourth anniversaries of the date of the award. Performance-vested restricted stock granted under the 2005 Plan vests upon the achievement of certain annual diluted earnings per share targets by the company, or the seventh anniversary date of the award. Performance-vested restricted stock units granted under the 2005 Plan vest upon the completion of Board approved strategic initiatives.

                                GREATBATCH, INC.
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con't) - Unaudited
--------------------------------------------------------------------------------


     As of September 29, 2006, there were 349,074 shares available for future grants of restricted stock, restricted stock units or stock bonuses under the 2002 and 2005 plans, subject to the overall limit imposed by the 2005 Plan.

     Restricted Stock and Restricted Stock Unit Activity
     ---------------------------------------------------

     The following table summarizes restricted stock and restricted stock unit activity related to the Company's plans for the nine months ended September 29, 2006:

                                           Number of
                                           Restricted      Weighted
                                           Stock and        Average
                                           Restricted     Grant Date
                                              Units        Fair Value
                                         --------------  --------------

Nonvested at December 30, 2005                  93,956   $       22.46
  Shares granted                               145,126           23.25
  Shares vested                                      -               -
  Shares forfeited                              (3,641)          21.50
                                         --------------
Nonvested at September 29, 2006                235,441           22.96
                                         ==============

     There were no shares of restricted stock or restricted stock units that vested during the nine months ended September 29, 2006 or September 30, 2005. As of September 29, 2006, there was $3.7 million of total unrecognized compensation cost related to the restricted stock and restricted stock unit awards. That cost is expected to be recognized over a weighted-average period of approximately 3 years.

3.   SUPPLEMENTAL CASH FLOW INFORMATION

                                                        Nine months ended
                                                   September 29,  September 30,
                                                       2006            2005
                                                  --------------- --------------
Noncash investing and financing activities:               (in thousands)
Net unrealized gain (loss) on available-for-sale
 securities                                       $        2,726  $         (60)
Common stock contributed to 401(k) Plan                    2,780          2,729
Property, plant and equipment purchases included
 in accounts payable                                         619          2,268

Cash paid during the period for:
 Interest                                         $        1,960  $       1,955
 Income taxes                                              2,769             60

                                GREATBATCH, INC.
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con't) - Unaudited
--------------------------------------------------------------------------------


4.   SHORT-TERM INVESTMENTS

     Short-term investments at September 29, 2006 and December 30, 2005 are comprised of the following (in thousands):

                                                          Gross         Gross
                                                        unrealized    unrealized    Estimated
As of September 29, 2006                    Cost           gains         losses      fair value
------------------------               -------------- -------------- ------------- -------------
Available-for-sale:
Equity Securities                      $         291  $       3,292  $        (15) $      3,568
Auction Rate Securities and Other             68,858              -             -        68,858
                                       -------------- -------------- ------------- -------------
  Total available for sale securities  $      69,149  $       3,292  $        (15) $     72,426
                                       ============== ============== ============= =============

As of December 30, 2005
-----------------------
Available-for-sale:
Equity Securities                      $         276  $           -  $        (74) $        202
Auction Rate Securities and Other             65,544              -             -        65,544
                                       -------------- -------------- ------------- -------------
  Total available for sale securities  $      65,820  $           -  $        (74) $     65,746
                                       ============== ============== ============= =============


     As prescribed in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, during the second quarter of 2006, the Company classified an equity security investment as available-for-sale, which was previously accounted for under the cost method in accordance with APB No. 18, The Equity Method of Accounting for Investments in Common Stock, as the investment now has a readily determinable fair value due to the associated Company's stock offering. This resulted in an unrealized gain of $3.3 million ($2.7 million net of tax) which was recorded within accumulated other comprehensive income, net of tax, for the nine month period ended September 29, 2006.



5.   INVENTORIES

     Inventories are comprised of the following (in thousands):

                                 September 29,     December 30,
                                     2006              2005
                               ----------------- -----------------

Raw materials                  $         28,557  $         24,864
Work-in-process                          12,894            11,266
Finished goods                           13,206             9,054
                               ----------------- -----------------
Total                          $         54,657  $         45,184
                               ================= =================

                                GREATBATCH, INC.
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con't) - Unaudited
--------------------------------------------------------------------------------

6.   AMORTIZING INTANGIBLE ASSETS

     Amortizing intangible assets are comprised of the following (in thousands):

                                  Gross carrying   Accumulated    Net carrying
As of September 29, 2006               amount      amortization       amount
--------------------------------- ---------------- -------------- --------------
Amortizing intangible assets:
   Patented technology                    $21,462       $(12,902)       $ 8,560
   Unpatented technology                   30,886        (10,419)        20,467
   Other                                    1,340         (1,340)             -
                                  ---------------- -------------- --------------
                                          $53,688       $(24,661)       $29,027
                                  ================ ============== ==============

As of December 30, 2005
---------------------------------
Amortizing intangible assets:
   Patented technology                    $21,462       $(11,738)       $ 9,724
   Unpatented technology                   30,886         (8,750)        22,136
   Other                                    1,340         (1,309)            31
                                  ---------------- -------------- --------------
                                          $53,688       $(21,797)       $31,891
                                  ================ ============== ==============

     Aggregate amortization expense for the third quarter of 2006 and 2005 was $0.9 million and $1.0 million, respectively, and $2.9 million each for the nine months ended September 29, 2006 and September 30, 2005. Annual amortization expense is estimated to be $0.9 million for the remainder of 2006, $3.8 million for 2007 and 2008, $3.2 million for 2009, and $2.7 million for 2010 and 2011.

7.   DEBT

     Long-term debt is comprised of the following (in thousands):

                                                 September 29,    December 30,
                                                     2006             2005
                                                 --------------  ---------------

2.25% convertible subordinated notes, due 2013        $170,000         $170,000
Capital lease obligations                                    -              464
                                                 --------------  ---------------
                                                       170,000          170,464
Less current portion                                         -             (464)
                                                 --------------  ---------------
Total long-term debt                                  $170,000         $170,000
                                                 ==============  ===============

                                GREATBATCH, INC.
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con't) - Unaudited
--------------------------------------------------------------------------------


     Revolving Line of Credit

     The Company maintains a three-year $50.0 million Revolving Credit Facility (the "Revolver"), which contains a $10.0 million sub-limit for the issuance of commercial or standby letters of credit. The Revolver is secured by the Company's non-realty assets including cash, accounts and notes receivable, and inventories and has an expiration date of May 31, 2008. The Revolver requires the Company to comply with two quarterly financial covenants, as defined. The first relates to the ratio of consolidated net earnings or loss before interest, taxes, depreciation, and amortization ("EBITDA") to fixed charges. The second is a leverage ratio, which is calculated based on the ratio of consolidated funded debt less cash, cash equivalent investments and short-term investments to consolidated EBITDA. Interest rates under the Revolver vary with the Company's leverage. The Company is required to pay a commitment fee of between 0.125% and 0.250% per annum on the unused portion of the Revolver based on the Company's leverage. As of September 29, 2006, the Company had no balance outstanding on the Revolver.

8.       EARNINGS PER SHARE

     The following table reflects the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                  Three months ended             Nine months ended
                                             September 29,  September 30,   September 29,  September 30,
                                                 2006           2005            2006           2005
                                             -------------  -------------   -------------  -------------
Numerator for basic earnings per share:
   Net Income                                $      3,239   $        756    $     14,732   $     10,039
Effect of dilutive securities:
Interest expense on convertible notes and
 related deferred financing fees, net of tax            -              -           2,264              -
                                             -------------  -------------   -------------  -------------
Numerator for diluted earnings per share     $      3,239   $        756    $     16,996   $     10,039
                                             =============  =============   =============  =============

Denominator for basic earnings per share:
Weighted average shares outstanding                21,816         21,621          21,788         21,559
Effect of dilutive securities:
Convertible notes                                       -              -           4,219              -
Stock options and unvested restricted stock           167            274             169            181
                                             -------------  -------------   -------------  -------------
Dilutive potential common shares                      167            274           4,388            181
                                             -------------  -------------   -------------  -------------
Denominator for diluted earnings per share         21,983         21,895          26,176         21,740
                                             =============  =============   =============  =============

Basic earnings per share                     $       0.15   $       0.03    $       0.68   $       0.47
                                             =============  =============   =============  =============
Diluted earnings per share                   $       0.15   $       0.03    $       0.65   $       0.46
                                             =============  =============   =============  =============

                                GREATBATCH, INC.
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con't) - Unaudited
--------------------------------------------------------------------------------


     The diluted weighted average share calculations do not include 1,193,449 stock options for the three and nine months ended September 29, 2006 and 670,336 and 900,618 stock options for the three and nine months ended September 30, 2005, respectively, as they are not dilutive to the earnings per share calculations. Additionally, the diluted weighted average share calculations for the three months ended September 29, 2006 and the three and nine months ended September 30, 2005 do not include 4,219,409 shares related to the convertible subordinated notes, as they are not dilutive to the earnings per share calculations.

9.   COMPREHENSIVE INCOME

     The Company's comprehensive income includes net income and the net unrealized gain (loss) on its available-for-sale securities. The net unrealized gain (loss) on available-for-sale securities reported on the Condensed Consolidated Statements of Operations and Comprehensive Income are shown net of deferred income tax benefit of $0.06 million and tax expense of $0.6 million for the three and nine month periods of 2006, respectively, and deferred income tax expense of $0.02 million and tax benefit of $0.03 million in the three and nine month periods of 2005, respectively.

10.  COMMITMENTS AND CONTINGENCIES

     Litigation - During 2002, a former non-medical customer commenced an action alleging that the Company had used proprietary information of the customer to develop certain products. The Company believes that it has meritorious defenses and is vigorously defending the matter. The potential risk of loss is between $0.0 and $1.7 million.

     As reported in the Company's 2005 first quarter Form 10-Q, on May 2, 2005, a complaint was filed against the Company by a developer of an implantable drug delivery device in the United States Federal District Court for the Central District of California. On May 20, 2005, the parties entered into a settlement agreement under which the Company undertook certain obligations including the performance of certain additional development tasks for a limited period of time. On June 2, 2005, the Court ordered the complaint dismissed without prejudice. During the second quarter of 2006, a letter was received from the developer claiming that the Company was in breach of the settlement agreement. The Company asserted a counter-position that the developer also breached the settlement agreement and initiated the mandatory arbitration process as allowed for under the settlement agreement. During the third quarter of 2006, this dispute between the developer and the Company was settled and each party executed a legally binding release. All costs and payments associated with this resolution had been previously accrued under the May 20, 2005 settlement agreement and no further charges are anticipated.

     Product Warranties - The Company generally warrants that its products will meet customer specifications and will be free from defects in materials and workmanship. The Company accrues its estimated exposure to warranty claims based upon recent historical experience and other specific information as it becomes available.

                                GREATBATCH, INC.
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con't) - Unaudited
--------------------------------------------------------------------------------


     The change in aggregate product warranty liability for the quarter ended September 29, 2006 is as follows (in thousands):

Beginning balance at June 30, 2006                      $       1,711
Additions to warranty reserve                                     559
Warranty claims paid                                             (399)
                                                       ---------------
Ending balance at September 29, 2006                    $       1,871
                                                       ===============

     Purchase Commitments - In the normal course of business, the Company makes routine purchase commitments (primarily equipment and raw material purchases) in order to maintain the technological leadership of its manufacturing facilities and meet the needs of its customers. As of September 29, 2006, the total contractual obligation related to such expenditures is $8.6 million and will be financed by existing cash, short-term investments, or cash generated from operations.

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

     The Company defines segment income from operations as sales less cost of sales, including amortization, and expenses attributable to segment-specific selling, general, administrative, research, development, engineering and other operating expenses. Segment income also includes a portion of non-segment specific selling, general, administrative, research, development and engineering expenses based on allocations appropriate to the expense categories. The remaining unallocated operating expenses are primarily corporate headquarters and administrative function expenses. The unallocated operating expenses along with other income and expense are not allocated to reportable segments. Transactions between the two segments are not significant.

                                GREATBATCH, INC.
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con't) - Unaudited
--------------------------------------------------------------------------------


     An analysis and reconciliation of the Company's business segment information to the respective information in the consolidated financial statements is as follows (in thousands):

                                             Three months ended             Nine months ended
                                        September 29,  September 30,   September 29,  September 30,
Sales:                                      2006           2005            2006           2005
                                        -------------  -------------   -------------  -------------
   IMC
     ICD batteries                      $     11,456   $     11,345    $     35,129   $     34,783
     Pacemaker and other batteries             4,439          5,424          16,156         16,917
     ICD capacitors                            4,499          5,349          13,406         15,600
     Feedthroughs                             17,355         16,386          47,944         45,927
     Enclosures                                5,698          6,203          19,143         18,769
     Other medical                            13,560          9,378          42,565         24,740
                                        -------------  -------------   -------------  -------------
  Total IMC                                   57,007         54,085         174,343        156,736
  ECP                                         12,287          8,273          33,656         25,504
                                        -------------  -------------   -------------  -------------
  Total sales                           $     69,294   $     62,358    $    207,999   $    182,240
                                        =============  =============   =============  =============

Segment income from operations:
  IMC                                   $      3,476   $      3,383    $     23,144   $     20,744
  ECP                                          3,976          1,992          10,061          6,300
                                        -------------  -------------   -------------  -------------
  Total segment income from operations         7,452          5,375          33,205         27,044
  Unallocated operating expenses              (3,387)        (3,946)        (11,961)       (11,319)
                                        -------------  -------------   -------------  -------------
  Operating income as reported                 4,065          1,429          21,244         15,725
  Unallocated other income (expense)             215           (349)            582         (1,383)
                                        -------------  -------------   -------------  -------------
  Income before provision for income
   taxes as reported                    $      4,280   $      1,080    $     21,826   $     14,342
                                        =============  =============   =============  =============


     The carrying amount of goodwill at September 29, 2006 and December 30, 2005 for IMC was $152.4 million and $2.6 million for ECP.

                                GREATBATCH, INC.
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con't) - Unaudited
--------------------------------------------------------------------------------


12.  OTHER OPERATING EXPENSE

     The following charges were recorded in other operating expense in the Company's Condensed Consolidated Statement of Operations and Comprehensive Income (in thousands).

                                             Three months ended             Nine months ended
                                        September 29,  September 30,   September 29,  September 30,
                                            2006           2005            2006           2005
                                        -------------  -------------   -------------  -------------
(a) Alden facility consolidation        $          -   $      1,428    $        567   $      2,323
(b) Carson City facility shutdown and
 Tijuana facility consolidation No. 1            411          1,595           2,450          2,468
(c) Columbia facility shutdown, Tijuana
 facility consolidation No. 2 and RD&E
 consolidation                                 1,225              -           3,546              -
(d) Tijuana start-up                               -            380               -            865
(e) Asset dispositions and other               4,603          4,415           5,988          7,046
(f) Severance                                      -              -               -          1,505
                                        -------------  -------------   -------------  -------------
                                        $      6,239   $      7,818    $     12,551   $     14,207
                                        =============  =============   =============  =============

     (a) Alden Facility Consolidation - Beginning in the first quarter of 2005 and ending in the second quarter of 2006 we consolidated the medical capacitor manufacturing operations in Cheektowaga, NY, and the implantable medical battery manufacturing operations in Clarence, NY, into the advanced power source manufacturing facility in Alden, NY ("Alden Facility"). The Company also consolidated the capacitor research, development and engineering operations from the Cheektowaga, NY, facility into the Technology Center in Clarence, NY.

     The total cost for these consolidation efforts was $3.4 million, which was below the Company's original estimate of $3.5 to $4.0 million. The expenses for the Alden Facility consolidation are included in the IMC business segment and included the following:

     o Production inefficiencies and revalidation - $0.03 million;
     o Moving and facility closures - $2.7 million; and
     o Other - $0.4 million.

                                GREATBATCH, INC.
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con't) - Unaudited
--------------------------------------------------------------------------------


     Accrued liabilities related to the Alden Facility consolidation are comprised of the following (in thousands):

                               Production                  Moving and
                             inefficiencies                 facility
                             and revalidation  Training     closures      Other      Total
Restructuring charges       $            230   $     23   $     2,180   $    373   $  2,806
Cash payments                           (230)       (23)       (1,144)      (373)    (1,770)
Accelerated depreciation/
 asset write-offs                          -          -          (838)         -       (838)
                            -----------------  ---------  ------------  ---------  ---------
Balance, December 30, 2005  $              -   $      -   $       198   $      -   $    198

Restructuring charges                     43          -           524          -        567
Cash payments                            (43)         -          (722)         -       (765)
Accelerated depreciation/
 asset write-offs                          -          -             -          -          -
                            -----------------  ---------  ------------  ---------  ---------
Balance, September 29, 2006 $              -   $      -   $         -   $      -   $      -
                            =================  =========  ============  =========  =========


     (b) Carson City Facility shutdown and Tijuana Facility consolidation No. 1. On March 7, 2005, the Company announced its intent to close the Carson City, NV facility ("Carson City Facility") and consolidate the work performed at that facility into the Tijuana, Mexico facility ("Tijuana Facility consolidation No. 1").

     The Company has delayed the anticipated final closing of the Carson City Facility until the end of the first quarter of 2007 in order to accommodate a customer's pending regulatory approval. If this regulatory approval is delayed further, additional costs could be incurred. The total revised estimate for this plan is anticipated to be between $7.2 million and $7.4 million of which $6.9 million has been incurred through September 29, 2006. The major categories of costs include the following:

     o Costs related to the shutdown of the Carson City Facility:

       a. Severance and retention - $3.4 million;
       b. Accelerated depreciation - $0.6 million; and
       c. Other - $0.5 million.

     o Costs related to Tijuana Facility consolidation No. 1:
       a. Production inefficiencies and revalidation - $0.4 to $0.5 million;
       b. Relocation and moving - $0.3 million;
       c. Personnel (including travel, training and duplicate wages) - $1.5 to $1.6 million; and
       d. Other - $0.5 million.

                                GREATBATCH, INC.
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con't) - Unaudited
--------------------------------------------------------------------------------


     All categories of costs are considered to be cash expenditures, except accelerated depreciation. Once the moves are completed, the Company anticipates annual cost savings in the range of $2.5 to $3.1 million. The expenses for the Carson City Facility shutdown and the Tijuana Facility consolidation No. 1 is included in the IMC business segment.

     Accrued liabilities at September 29, 2006 related to the Carson City Facility shutdown are comprised of the following (in thousands):

                            Severance and   Accelerated
                              retention     Depreciation    Other       Total
Restructuring charges       $      2,096   $        595   $     221   $   2,912
Cash payments                          -              -        (221)       (221)
Write-offs                             -           (595)          -        (595)
                            -------------  -------------  ----------  ----------
Balance, December 30, 2005  $      2,096   $          -   $       -   $   2,096

Restructuring charges              1,183              5          43       1,231
Cash payments                     (2,110)             -         (43)     (2,153)
Write-offs                             -             (5)          -          (5)
                            -------------  -------------  ----------  ----------
Balance, September 29, 2006 $      1,169   $          -   $       -   $   1,169
                            =============  =============  ==========  ==========

     Accrued liabilities at September 29, 2006 related to the Tijuana Facility consolidation No. 1 are comprised of the following (in thousands):

                               Production
                             inefficiencies    Relocation
                             and revalidation   and moving    Personnel    Other      Total
Restructuring charges       $              5   $       123   $    1,050   $   350   $  1,528
Cash payments                             (5)         (123)      (1,050)     (350)    (1,528)
Write-offs                                 -             -            -         -          -
                            -----------------  ------------  -----------  --------  ---------
Balance, December 30, 2005  $              -   $         -   $        -   $     -   $      -

Restructuring charges                    288             1          644       286      1,219
Cash payments                           (288)           (1)        (644)     (286)    (1,219)
Write-offs                                 -             -            -         -          -
                            -----------------  ------------  -----------  --------  ---------
Balance, September 29, 2006 $              -   $         -   $        -   $     -   $      -
                            =================  ============  ===========  ========  =========

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

                                GREATBATCH, INC.
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con't) - Unaudited
--------------------------------------------------------------------------------


     The total estimated cost for this facility consolidation plan is anticipated to be between $7.9 million and $8.3 million of which $4.7 million has been incurred through September 29, 2006. The ARL move and closure portion of this consolidation project is complete. The Company expects to incur and pay the remaining cost for the other portions of the consolidation project over the next three fiscal quarters through June 2007. The major categories of costs include the following:

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

     Accrued liabilities at September 29, 2006 related to the Columbia Facility and ARL shutdowns and the RD&E consolidation are comprised of the following (in thousands):

                             Severance                  Accelerated
                                and                    depreciation /
                             retention    Personnel    asset write-offs   Other      Total
Restructuring charges       $      379   $        -   $            435   $   310   $  1,124
Cash payments                        -            -                  -         -          -
Write-offs                           -            -               (435)        -       (435)
                            -----------  -----------  -----------------  --------  ---------
Balance, December 30, 2005  $      379   $        -   $              -   $   310   $    689

Restructuring charges            1,391          518                 56       101      2,066
Cash payments                     (370)        (518)                 -      (411)    (1,299)
Write-offs                           -            -                (56)        -        (56)
                            -----------  -----------  -----------------  --------  ---------
Balance, September 29, 2006 $    1,400   $        -   $              -   $     -   $  1,400
                            ===========  ===========  =================  ========  =========

                                GREATBATCH, INC.
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con't) - Unaudited
--------------------------------------------------------------------------------

     Accrued liabilities at September 29, 2006 related to Tijuana Facility consolidation No. 2 are comprised of the following (in thousands):

                               Production
                             inefficiencies    Relocation
                             and revalidation   and moving   Personnel    Other      Total
Restructuring charges       $              -   $        -   $       10   $     -   $     10
Cash payments                              -            -          (10)        -        (10)
                            -----------------  -----------  -----------  --------  ---------
Balance, December 30, 2005  $              -   $        -   $        -   $     -   $      -

Restructuring charges                      -          109        1,127       244      1,480
Cash payments                              -         (109)      (1,127)     (244)    (1,480)
                            -----------------  -----------  -----------  --------  ---------
Balance, September 29, 2006 $              -   $        -   $        -   $     -   $      -
                            =================  ===========  ===========  ========  =========

     (d) Tijuana start-up. Other Tijuana start-up expenses (not associated with the Carson City Facility or Columbia Facility consolidation) during the three and nine months ended September 30, 2005 amounted to $0.4 million and $0.9 million, respectively. These expenses are primarily related to the initial start-up of the value added assembly business.

     (e) Asset dispositions and other. During the third quarter of 2006, the Company recorded a loss of $4.4 million related to the write-off of a battery test system that was under development. Upon completion of the Company's engineering and technical evaluation, it was determined that the system could not meet the required specifications in a cost effective manner. This charge was included in the IMC business segment. During the 2005 third quarter, a $2.8 million charge was recorded for the write-down of automated cathode assembly equipment for the IMC segment.

     In addition to the quarter variances discussed above, the nine month period in 2006 includes various asset dispositions and $0.8 million for professional fees related to a potential acquisition that was no longer considered probable. The remaining expense for the nine month period in 2005 relates to various asset dispositions and the cost to exit a development agreement of $1.2 million.

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

13.  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In October 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106, and 132(R). This Statement requires companies to recognize the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability in the statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. For publicly traded companies, SFAS No. 158 is effective as of the end of the fiscal year ending after December 15, 2006. Management does not expect this Statement to have a material impact on its financial statements as the Company currently does not maintain any benefit plans that fall within the scope of SFAS No. 158.

                                GREATBATCH, INC.
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con't) - Unaudited
--------------------------------------------------------------------------------


     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value while applying generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions based on market data obtained from independent sources and (2) the reporting entity's own assumptions developed based on unobservable inputs. The Company is still evaluating the impact of SFAS No. 157 on its financial statements, which is effective beginning in fiscal year 2008.

     In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year's financial statements are materially misstated. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company does not expect the adoption of SAB No. 108 to have a material impact on its financial statements.

     In June 2006, the FASB issued Interpretation ("FIN") No. 48, Accounting for Uncertainty in Income Taxes. FIN No. 48 addresses the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in SFAS No. 109, Accounting for Income Taxes, on the uncertainty in income taxes recognized in an enterprise's financial statements. Specifically, FIN No. 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company is still evaluating the impact of FIN No. 48 on its financial statements which is effective beginning in fiscal year 2007.

14.  SUBSEQUENT EVENT

     Subsequent to the end of the third-quarter, on November 3, 2006, the Company's Chief Executive Officer approved a plan for consolidating the Company's corporate and business unit organization structure. As a result, approximately 40 corporate and business unit positions will be eliminated. The cash severance costs associated with the consolidation plan are estimated to be $2.1 to $2.3 million. The majority will be expensed in the 4th quarter of 2006 and will be paid out over the next three quarters. The annual gross savings is estimated to be $8.0 to $10.0 million upon plan completion and will generate annual net savings of $2.0 to $4.0 million. Approximately, $6.0 million will be reinvested in critical areas including Research, Development & Product Engineering.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


Our Business

We are a leading developer and manufacturer of batteries, capacitors, feedthroughs, enclosures, and other components used in implantable medical devices ("IMDs") through our Implantable Medical Components ("IMC") business. We offer technologically advanced, highly reliable and long lasting products that enable our customers to introduce IMDs that are progressively smaller, longer lasting, more efficient and more functional. We also leverage our core competencies in technology and manufacturing through our Electrochem Commercial Power ("ECP") business to develop and produce cells and battery packs for commercial applications that demand high performance and reliability, including oil and gas exploration, oceanographic equipment, seismic and aerospace markets.

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

Our Customers

Our products are designed to provide reliable, long lasting solutions that meet the evolving requirements and needs of our customers and the end users of their products. Our medical customers include leading IMD manufacturers such as Boston Scientific, St. Jude Medical, Medtronic, Biotronik, Cyberonics and the Sorin Group. A substantial part of our business is conducted with a limited number of customers. For the third quarter and first nine months of 2006, Boston Scientific, St. Jude Medical, and Medtronic collectively accounted for approximately 66% of our total sales. The nature and extent of our selling relationships with each CRM customer are different in terms of breadth of component products purchased, purchased product volumes, length of contractual commitment, ordering patterns, inventory management and selling prices. Our ECP customers are primarily companies involved in oil and gas exploration, military, oceanography, seismic and aerospace industries.

We have entered into long-term supply agreements with some of our customers. For each of our products, we recognize revenue when the products are shipped and title passes.

Business Highlights

o We achieved our sixth consecutive quarter of double-digit sales growth which totaled $69.3 million, up 11% from $62.4 million in the third quarter of 2005.
     o Implantable Medical Components sales were $57.0 million, up 5% from $54.1 million in the third quarter of 2005.
          |X| The increase was primarily due to sales of new assembly products and continued growth in coated electrodes and molded components.
          |X| 2005 sales included approximately $3 to $5 million of additional revenue related to customer field actions, primarily impacting ICD batteries and capacitors as well as filtered feedthroughs and medical enclosures.

     o Electrochem Commercial Power sales were $12.3 million, up 49%, led by continued strength in the oil and gas and seismic markets. Additionally, approximately $2 million of the increase was due to customer inventory stocking and seasonality.

o Diluted earnings per share for the third quarter of 2006 increased to $0.15 ($0.03 for 2005). The 2006 quarter included incremental stock-based compensation expense of $0.03 per share related to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 123(R) and benefited from lower facility move related costs and a lower effective tax rate.

o Operating margin increased 3.6 percentage points. This was primarily due to lower costs associated with our consolidation initiatives and higher sales volume partially offset by our planned increase in spending on research and development programs and the incremental cost of expensing stock options under SFAS No. 123(R).

o    Facilities update:

     o The final closure of the Carson City facility was delayed to accommodate pending customer regulatory approval;
     o The move of the Columbia facility is on-going and is scheduled for completion in mid-2007, as originally planned.
     o The Tijuana facility has been recommended for ISO 13485:2003 certification. This is the internationally recognized standard for medical device development and manufacturing, which acknowledges that the facility meets medical device quality standards.

Our CEO's View

Our third quarter results represent the sixth consecutive quarter we have been able to achieve double-digit sales growth. These results came during an uncertain period in the ICD market and are indicative of the underlying strength of our position and the multiple levers we have available to drive our growth. These include market share penetration, new product introductions, international expansion, a robust commercial business and an emerging neurostimulation market opportunity.

Our sales for the third quarter increased by 11% from the prior year, with implantable medical components up 5%. This growth is positive given that last year's results included the added ICD related revenue resulting from the marketplace field actions, which we estimate at approximately $3 to $5 million. This growth continues to be driven by new products, market share gains and customer market share shifts, including positive results from our international customers.

We continue to experience growth (49%) in our commercial business led by our core oil and gas markets and favorable seasonality in the seismic market. In addition to the strong industry economic factors, our commercial sales growth is being driven by market share gains, increased sales from new products and increased sales and marketing efforts.

Currently, we are assessing both the strengths and areas for improvement within our organization and actions to address these issues in the near term. While advancing our corporate development initiatives remains a priority, we also plan to address ways in which we can optimize our already strong capital structure. We remain confident that these initiatives will allow us to achieve our overall strategic goals and further our competitive position in the marketplace.

Product Development

Our strategy is to maintain technology leadership by providing a fresh pipeline of next generation core products. Currently, the company is developing a series of new products for customer applications in the CRM, neurostimulation and commercial markets.

Some of the key development initiatives are as follows:

     1.   Continue the evolution of our Q series high rate ICD batteries.
     2. Complete the development of a high voltage and high energy density capacitor system.
     3. Develop Q series medium rate battery for neurostimulation and pacemaker applications.
     4. Augment our existing rechargeable battery with a new rechargeable battery offering for use in neurostimulation applications.
     5.   Develop rechargeable battery packs for use in commercial applications.
     6. Introduce new inductor slab filtered feedthrough technology and molded headers.
     7. Continue development of the batteries and capacitors used in intravascular ICD devices.

IMC. Our near term focus for growth in the medical battery market, a portion of our IMC business, is the introduction of our Q-Series batteries. Initially they will be available in two configurations - QHR (High Rate) and QMR (Medium Rate). These batteries hold the promise of unparalleled performance in a wide range of implantable device and neurostimulation applications and allow our customers to incorporate advanced power-hungry features into these devices. While companies typically announce new products that have modest improvements in form and/or function regularly, we believe the Q-Series firmly establishes a new industry standard. It delivers advanced performance criteria to an industry that historically embraces new products. We believe the Q-Series will represent a major breakthrough by combining a smaller size with greater energy density (more power). We are pleased to report that the first ICD device implant with our new QHR technology occurred in the third quarter of 2006.

ECP. ECP continues to develop new and innovative power solutions for the world's most demanding commercial applications. ECP has developed a new high energy lithium cell for a customer in the telematics market. Due to their exceptional high energy, two of these new cells are capable of providing power for the entire 10-year life of the telematics device. ECP also has developed a battery pack capable of withstanding the customer's harsh operating conditions such as high vibration, high shock, salt spray, high temperature, low temperature, and high humidity.

Finally, ECP has developed a modular battery pack for a customer's fleet of underwater sonabuoys which measure water characteristics. The long life of ECP cells, coupled with their ability to withstand harsh conditions, make them ideally suited for buoys. The customer's expense of commissioning a ship to replace the batteries in each buoy is reduced when using ECP batteries due to their long life.

Cost Savings and Consolidation Efforts

During 2005, we initiated several significant cost savings and consolidation efforts, the implementation of which continued during the first nine months of 2006.

Alden Facility Consolidation. Beginning in the first quarter of 2005 and ending in the second quarter of 2006 we consolidated our medical capacitor manufacturing operations in Cheektowaga, NY, and our implantable medical battery manufacturing operations in Clarence, NY, into our advanced power source manufacturing facility in Alden, NY ("Alden Facility"). We also consolidated our capacitor research, development and engineering operations from our Cheektowaga, NY, facility into our Technology Center in Clarence, NY.

Expenses of $2.8 million were incurred in 2005 and $0.6 million were incurred during the first two quarters of 2006. In total, $1.8 million was paid in cash and $0.8 million was for assets written-off in 2005. Approximately $0.8 million was paid in cash during 2006.

Carson City Facility shutdown and Tijuana Facility consolidation No. 1. On March 7, 2005, we announced our intent to close the Carson City, NV facility ("Carson City Facility") and consolidate the work performed at our Carson City Facility into our Tijuana, Mexico facility ("Tijuana Facility consolidation No. 1").

The Company has delayed the anticipated final closing of the Carson City Facility until the end of the first quarter of 2007 in order to accommodate a customer's pending regulatory approval. If this regulatory approval is delayed further, additional costs could be incurred. The total revised estimate for this consolidation plan is anticipated to be between $7.2 million and $7.4 million, comprised of $4.5 million for the Carson City Facility shutdown and $2.7 million to $2.9 million for the Tijuana Facility consolidation No. 1. To date, $6.9 million of expenses has been recorded. All categories of costs are considered to be cash expenditures, except for accelerated depreciation.

Carson City Facility shutdown expenses of $4.1 million have been incurred to date, of which $2.9 million were recorded in 2005, and $1.2 million were incurred in the first nine months of 2006. In 2005, $0.2 million were paid in cash and $0.6 million were recorded as accelerated depreciation. To date, $2.1 million of the $3.3 million of severance and retention recorded to date was paid. Tijuana Facility consolidation No. 1 expenses of $1.5 million were incurred and paid in 2005, and $1.2 million were incurred and paid in 2006.

Once the moves are completed, we anticipate annual cost savings in the range of $2.5 to $3.1 million. The expenses for the Carson City Facility shutdown and the Tijuana Facility consolidation No. 1 are included in the IMC business segment.

Columbia Facility & ARL shutdown, Tijuana Facility consolidation No. 2, and RD&E Consolidation. On November 16, 2005, we announced our intent to close both our Columbia, MD facility ("Columbia Facility") and our Fremont, CA Advanced Research Laboratory ("ARL"). The manufacturing operations at our Columbia Facility will be moved into our Tijuana Facility ("Tijuana Facility consolidation No. 2"). The research, development and engineering ("RD&E") and product development functions at our Columbia Facility have begun to relocate to the Technology Center in Clarence, NY. The ARL relocation to the Technology Center in Clarence, NY is complete.

The total estimated cost for this facility consolidation plan is anticipated to be between $7.9 million and $8.3 million. To date, we have expensed $4.7 million related to these projects and expect to incur the remaining costs over the next three fiscal quarters. All categories of costs are considered to be future cash expenditures, except for accelerated depreciation and asset write-offs.

Approximately $1.1 million of the Columbia Facility and ARL shutdown costs were incurred in 2005 ($0.4 million for assets written-off), and $2.1 million were incurred in the first three quarters of 2006. Approximately $1.3 million was paid in cash during the first three quarters of 2006. Tijuana Facility consolidation plan No. 2 expenses of $1.5 million were incurred and paid in cash in 2006.

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

Our Financial Results

We utilize a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31st. For 52-week years, each quarter contains 13 weeks. The third quarter of 2006 and 2005 ended on September 29, and September 30, respectively.

The commentary that follows should be read in conjunction with our condensed consolidated financial statements and related notes and with the Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K for the fiscal year ended December 30, 2005.

Results of Operation
                            Three months ended                      Nine months ended
                            Sept. 29, Sept. 30,     $       %      Sept. 29,  Sept. 30,     $       %
In thousands, except per                         Change   Change                         Change   Change
 share data                   2006      2005                          2006      2005
---------------------------------------------------------------------------------------------------------
IMC
     ICD batteries          $ 11,456  $ 11,345      111        1%  $  35,129  $ 34,783      346        1%
     Pacemaker and other
      batteries                4,439     5,424     (985)     -18%     16,156    16,917     (761)      -4%
     ICD capacitors            4,499     5,349     (850)     -16%     13,406    15,600   (2,194)     -14%
     Feedthroughs             17,355    16,386      969        6%     47,944    45,927    2,017        4%
     Enclosures                5,698     6,203     (505)      -8%     19,143    18,769      374        2%
     Other medical            13,560     9,378    4,182       45%     42,565    24,740   17,825       72%
                            -----------------------------------------------------------------------------
Total IMC                     57,007    54,085    2,922        5%    174,343   156,736   17,607       11%
ECP                           12,287     8,273    4,014       49%     33,656    25,504    8,152       32%
                            -----------------------------------------------------------------------------
Total sales                   69,294    62,358    6,936       11%    207,999   182,240   25,759       14%
Cost of sales - excluding
 amortization of intangible
 assets                       42,709    38,178    4,531       12%    125,087   112,154   12,933       12%
Cost of sales -
 amortization of intangible
 assets                          948       967      (19)      -2%      2,864     2,883      (19)      -1%
                            -----------------------------------------------------------------------------
Total Cost of Sales (1)       43,657    39,145    4,512       12%    127,951   115,037   12,914       11%
Cost of sales as a % of
 sales                          63.0%     62.8%              0.2%       61.5%     63.1%             -1.6%

Selling, general, and
 administrative expenses
 (SG&A)                        9,311     8,842      469        5%     28,191    24,089    4,102       17%
SG&A as a % of sales            13.4%     14.2%             -0.8%       13.6%     13.2%              0.4%

Research, development and
 engineering costs, net
 (RD&E)                        6,022     5,124      898       18%     18,062    13,182    4,880       37%
RD&E as a % of sales             8.7%      8.2%              0.5%        8.7%      7.2%              1.5%

Other operating expense,
 net                           6,239     7,818   (1,579)     -20%     12,551    14,207   (1,656)     -12%
                            -----------------------------------------------------------------------------
Operating income               4,065     1,429    2,636      184%     21,244    15,725    5,519       35%
Operating margin                 5.9%      2.3%              3.6%       10.2%      8.6%              1.6%

Interest expense               1,135     1,154      (19)      -2%      3,433     3,476      (43)      -1%
Interest income               (1,521)     (796)    (725)      91%     (4,066)   (2,024)  (2,042)     101%
Other (income) expense, net      171        (9)     180    -2000%         51       (69)     120     -174%
Provision for income taxes     1,041       324      717      221%      7,094     4,303    2,791       65%
Effective tax rate              24.3%     30.0%             -5.7%       32.5%     30.0%              2.5%

                            -----------------------------------------------------------------------------
Net income                  $  3,239  $    756  $ 2,483      328%  $  14,732  $ 10,039  $ 4,693       47%
                            =============================================================================
Net margin                       4.7%      1.2%              3.5%        7.1%      5.5%              1.6%
Diluted earnings per share  $   0.15  $   0.03  $  0.12      400%  $    0.65  $   0.46  $  0.19       41%

(1) Cost of sales includes amortization of intangible assets and has been reclassified for the previous year periods to conform with the current year presentation.

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

Driving the increase in IMC sales of 5% and 11% for the three and nine month periods ending September 29, 2006 were sales related to assembly products, coated components and machined parts which are included in the other medical category. The assembly product line was initiated in 2005. We expect this business to continue to grow for the remainder of 2006 and in 2007. Our machined parts and coated electrode products are up 35% in the quarter and 32% year to date as we have benefited from increased adoption of our technology by our domestic customers.

This growth was partially offset by lower than expected sales from ICD batteries and capacitors as well as medical enclosures primarily due to the marketplace field actions in 2005. We estimate that these marketplace field actions added approximately $3 to $5 million and $6 to $8 million for the three and nine month periods of 2005, respectively.

ECP. Similar to IMC customers, we have pricing arrangements with our customers that many times do not specify minimum quantities. Our visibility to customer ordering patterns is over a relatively short period of time.

The ECP sales increased 49% and 32%, respectively, for the three and nine month periods ending September 29, 2006. During the third quarter of 2006, we benefited from approximately $2 million of customer inventory stocking in the oil and gas segment, due to marketplace consolidation in prior quarters that reduced inventory levels, and favorable seasonality in the seismic market. Looking longer term, the fundamentals in the oil and gas, ocean, seismic and military markets remain healthy. In addition, we have a highly motivated sales and management team in place that have effectively positioned our products for continued growth. We continue to add value for our customers by moving from providing discrete cells to more complete battery packages.

Cost of Sales

Changes from the prior year to cost of sales as a percentage of sales were primarily due to the following:

                                                September 29, 2006
                                            Three months      Nine months
                                                ended            ended
                                           ---------------   -------------
Production efficiencies primarily
 associated with higher volumes (a)                  -4.3%           -5.4%
Excess capacity at wet tantalum capacitor
 facility (b)                                        -0.8%           -0.9%
Excess capacity at Tijuana Facility (c)               0.3%            0.6%
Mix change (d)                                        3.8%            5.2%
Other                                                 1.2%           -1.1%
                                           ---------------   -------------
Total percentage point change to cost of
 sales as a percentage of sales                       0.2%           -1.6%
                                           ===============   =============

(a) This decrease in cost of sales is primarily due to the fact that as production volumes increase, fixed costs such as plant overhead and depreciation do not increase at the same rate. The production volume increase was necessary to accommodate the increased sales and to replenish safety stocks.
(b) During 2005, the capacitor facility was not being utilized to its full capacity. The cost associated with the excess capacity was eliminated in 2006 as capacitor manufacturing was consolidated into the Alden Facility. In accordance with the Company's inventory accounting policy, excess capacity costs were expensed in 2005.
(c) The Tijuana Facility was new in 2005 and its infrastructure and floor space were coming on line during the first quarter of 2005 and therefore the full cost of the capacity was not in place. In accordance with the Company's inventory accounting policy, excess capacity costs were expensed.
(d) The revenue increase from 2005 was primarily in other medical, which generally have lower margins.

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

Cost of sales - Amortization of intangible assets

Amortization expense for the three and nine month periods ended September 29, 2006 was consistent with the same periods of 2005.

SG&A expenses

Changes from the prior year to SG&A expenses were primarily due to the following (in thousands):

                                                        September 29, 2006
                                                   Three months    Nine months
                                                       ended           ended
                                                  --------------  --------------
SFAS No. 123(R) stock-based compensation expense  $       1,100   $       2,900
Increased workforce                                         100           1,300
Incentive compensation                                   (1,100)           (900)
Other                                                       400             800
                                                  --------------  --------------
    Net increase in SG&A                          $         500   $       4,100
                                                  ==============  ==============

As a result of the adoption of SFAS No. 123(R), the Company began expensing stock options in fiscal year 2006, which had a material impact on SG&A costs. The increase in stock-based compensation expense is expected to continue into the future. The increased workforce expense was a result of the Company's efforts to increase the marketing and sales of its products as well as general and administrative costs associated with the Tijuana Facility. Incentive compensation is accrued based upon the achievement of performance goals relative to planned results.

RD&E expenses

Net research, development and engineering costs are as follows (in thousands):

                             Three months ended           Nine months ended
                         September 29, September 30, September 29, September 30,
                                 2006          2005          2006          2005
                         ------------- ------------- ------------- -------------

Research and development
 costs                   $      3,852  $      4,534  $     11,800  $     12,187
                         ------------- ------------- ------------- -------------

Engineering costs               2,521         1,384         7,697         4,250
Less cost reimbursements         (351)         (794)       (1,435)       (3,255)
                         ------------- ------------- ------------- -------------
Engineering costs, net          2,170           590         6,262           995
                         ------------- ------------- ------------- -------------
Total research and
 development and
 engineering costs, net  $      6,022  $      5,124  $     18,062  $     13,182
                         ============= ============= ============= =============

The increase in RD&E expenses for the three and nine month periods ended September 29, 2006 is primarily due to the planned increase in engineering personnel costs (headcount), as we continue to invest substantial resources to develop new products. Reimbursement on product development projects decreased in the current quarter compared to last year primarily due to the achievement of significant milestones on one large project in 2005 that did not reoccur in 2006. In terms of the development costs billed, reimbursements were lower due to lower volume and timing of reimbursable development projects entered into during the last nine month period. Reimbursements for achieving certain development milestones are netted against gross spending.

Other operating expense

Other operating expense for 2006 and 2005 are comprised of the following costs (in thousands):

                                            Three months ended            Nine months ended
                                        September 29, September 30,  September 29, September 30,
                                                2006          2005           2006          2005
                                        ------------- -------------  ------------- -------------
(a) Alden facility consolidation        $          -  $      1,428   $        567  $      2,323
(a) Carson City facility shutdown and
 Tijuana facility consolidation No. 1            411         1,595          2,450         2,468
(a) Columbia facility shutdown, Tijuana
 facility consolidation No. 2 and RD&E
 consolidation                                 1,225             -          3,546             -
(a) Tijuana start-up                               -           380              -           865
(b) Asset dispositions and other               4,603         4,415          5,988         7,046
(c) Severance                                      -             -              -         1,505
                                        ------------- -------------  ------------- -------------
                                        $      6,239  $      7,818   $     12,551  $     14,207
                                        ============= =============  ============= =============

(a) Refer to the "Cost Savings and Consolidation Efforts" discussion for disclosure related to the timing and level of remaining expenditures for these items as of September 29, 2006.
(b) During the third quarter of 2006, the Company recorded a loss of $4.4 million related to the write-off of a battery test system that was under development. Upon completion of the Company's engineering and technical evaluation, it was determined that the system could not meet the required specifications in a cost effective manner. This charge was included in the IMC business segment. During the 2005 third quarter, a $2.8 million charge was recorded for the write-down of automated cathode assembly equipment for the IMC segment.

     In addition to the quarter variances discussed above, the nine month period in 2006 includes various asset dispositions and $0.8 million for professional fees related to a potential acquisition that was no longer considered probable. The remaining expense for the nine month period in 2005 relates to various asset dispositions and the cost to exit a development agreement of $1.2 million.
(c) During the first quarter of 2005, the Company implemented a 4% workforce reduction as a continuation of cost containment efforts initiated mid-year 2004. As a result, severance charges of $1.5 million were recorded and paid in 2005. Expense of $0.9 million was recorded in the IMC segment, $0.2 million in the ECP segment, and $0.4 million was recorded in unallocated operating expenses under business segment information.

Other operating expense for 2006 is expected to be in the range of $14.3 million and $15.5 million, primarily related to plant consolidations and asset dispositions. Other operating expenses are expected to be substantially reduced after the second quarter of 2007 when the last announced consolidation effort is anticipated to be completed.

Interest expense and interest income

Interest expense for the three and nine months ended September 29, 2006 is consistent with prior year periods, and is primarily related to the outstanding convertible notes.

Interest income for the three and nine months ended September 29, 2006 increased in comparison to the same periods of 2005 due to increased cash, cash equivalents and short-term investment balances coupled with higher interest rates on the invested cash.

Provision for income taxes

During the third quarter of 2006, we adjusted our tax accounts to reflect the filing of our 2005 tax returns as well as the completion of various tax savings initiatives. Additionally, our effective tax rate is lower than the United States statutory rate due to the allowable Extraterritorial Income Exclusion ("ETI") and the Qualified Production Activities Deduction. As a result, our effective tax rate was reduced to 24.3% in the third quarter of 2006 and 32.5% for the first three quarters of 2006. In comparison to the prior year, the 2005 effective tax rate for the three month and nine month periods ending September 30, 2005 of 30.0% benefited from federal research and development tax credits and a higher level of allowable ETI benefits. For the remainder of the year, we expect our effective tax rate to be 32.5% and approximately 35% over the longer term.

Subsequent Events

Subsequent to the end of the third-quarter, on November 3, 2006, the Company's Chief Executive Officer approved a plan for consolidating the Company's corporate and business unit organization structure. The Company has completed two-thirds of its three-year plan to consolidate facilities. The Company's Management determined that it was time to align the Company's organization and cost structures to be consistent with the revised facilities' footprint and the way they intend on conducting business in the future. As a result, approximately 40 corporate and business unit positions will be eliminated. This reduction will enable the Company to better match its human resources with the management and technical skill sets required to optimize long-term operating performance. A significant portion of the annual savings will be reinvested into Research & Development activities and business investment opportunities.

The annual gross savings is estimated to be $8.0 to $10.0 million upon plan completion and will generate annual net savings of $2.0 to $4.0 million. Approximately, $6.0 million will be reinvested in critical areas including Research, Development & Product Engineering. The severance costs associated with the consolidation plan are estimated to be $2.1 to $2.3 million and the majority will be incurred in the 4th quarter of 2006. As a result, the Company is decreasing its full year 2006 diluted earnings per share guidance by $0.06 from the range of $0.71 - $0.77 per share to $0.65 - $0.71 per share. Final completion of the plan is expected during 2007.

Liquidity and Capital Resources

                                               September 29,      December 30,
(Dollars in millions)                              2006               2005
                                             -----------------  ----------------

Cash and cash equivalents and short-term
 investments (a)                             $          128.2   $         112.1
Working capital (b)                          $          190.1   $         152.0
Current ratio                                         6.1:1.0           4.5:1.0

(a) Short-term investments consist of investments acquired with maturities that exceed three months and are less than one year at the time of acquisition, equity securities classified as available-for-sale, and auction rate securities.
(b) Working capital increased by approximately $38.1 million. Net earnings of $14.7 million, depreciation and amortization of $14.4 million, the Company stock contributed to the 401(k) Plan of $2.8 million and the $2.7 million increase in accumulated other comprehensive income during the period are the primary drivers behind this increase.

Revolving Line of Credit

The Company maintains a three-year $50.0 million Revolving Credit Facility (the "Revolver"), which contains a $10.0 million sub-limit for the issuance of commercial or standby letters of credit. The Revolver is secured by the Company's non-realty assets including cash, accounts and notes receivable, and inventories and has an expiration date of May 31, 2008. The Revolver requires the Company to comply with two quarterly financial covenants, as defined. The first relates to the ratio of consolidated net earnings or loss before interest, taxes, depreciation, and amortization ("EBITDA") to fixed charges. The second is a leverage ratio, which is calculated based on the ratio of consolidated funded debt less cash, cash equivalent investments and short-term investments to consolidated EBITDA. Interest rates under the Revolver vary with the Company's leverage. The Company is required to pay a commitment fee of between 0.125% and 0.250% per annum on the unused portion of the Revolver based on the Company's leverage. As of September 29, 2006, the Company had no balance outstanding on the Revolver.
Our principal sources of liquidity are our operating cash flow combined with our working capital of $190.1 million at September 29, 2006 and availability under the Revolver. Historically we have generated cash from operations sufficient to meet our capital expenditure and debt service needs, other than for acquisitions. At September 29, 2006, our current ratio was 6.1:1.0.

The Company regularly engages in discussions relating to potential acquisitions and may announce an acquisition transaction at any time.

Operating activities

Net cash flows provided by operating activities for the nine months ended September 29, 2006 decreased by $8.1 million over the comparable period in 2005. This was primarily the result of an increase in inventory safety stocks and decreased accrued expenses resulting from the payment of 2005 incentive compensation and lower accruals in 2006 for incentive compensation as well as cost saving initiatives and consolidation efforts. These cash outflows were offset by higher cash inflows resulting from operating income during the period.

Investing activities

The majority of the acquisition of property, plant and equipment for the first three quarters of 2006 was related to the movement of operations to and build out of the Tijuana Facility. Additionally, routine purchases are made in order to support our internal growth and to maintain our technology leadership.

Net cash invested in short-term instruments during the first nine months of 2006 of $3.3 million is comparable to the 2005 period and was primarily a result of the investment of excess cash flow from operations.

Financing activities

Payments on capital lease obligations and cash received from non-qualified stock option exercises are the primary financing activities for the first nine months of 2006 and 2005.

Capital Structure

At September 29, 2006, our capital structure consisted of $170.0 million of convertible subordinated notes and our 22.0 million shares of common stock outstanding. We have in excess of $128.2 million in cash, cash equivalents and short-term investments and are in a position to facilitate future acquisitions if necessary. We are also authorized to issue 100 million shares of common stock and 100 million shares of preferred stock. The market value of our outstanding common stock since our IPO has exceeded our book value; accordingly, we believe that if needed we can access public markets to sell additional common or preferred stock assuming conditions are appropriate.

Our capital structure allows us to support our internal growth and provides liquidity for corporate development initiatives. Our current expectation for 2006 is that capital spending will be in the range of $16.0 million to $20.0 million, of which $5.0 to $7.0 million is attributable to the Tijuana Facility build-out.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements within the meaning of Item 303(a)(4) of Regulation S-K.

Contractual Obligations

In the normal course of business, the Company makes routine purchase commitments (primarily equipment and raw material purchases) in order to maintain the technological leadership of its manufacturing facilities and meet the needs of its customers. As of September 29, 2006, total contractual obligations related to such expenditures are $8.6 million and will be financed by existing cash, short-term investments, or cash generated from operations.

Inflation

We do not believe that inflation has had a significant effect on our operations.

Impact of Recently Issued Accounting Standards

In October 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106, and 132(R). This Statement requires companies to recognize the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability in the statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. For publicly traded companies, SFAS No. 158 is effective as of the end of the fiscal year ending after December 15, 2006. Management does not expect this Statement to have a material impact on its financial statements as the Company currently does not maintain any benefit plans that fall within the scope of SFAS No. 158.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value while applying generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions based on market data obtained from independent sources and (2) the reporting entity's own assumptions developed based on unobservable inputs. The Company is still evaluating the impact of SFAS No. 157 on its financial statements, which is effective beginning in fiscal year 2008.

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year's financial statements are materially misstated. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company does not expect the adoption of SAB No. 108 to have a material impact on its financial statements.

In June 2006, the FASB issued Interpretation ("FIN") No. 48, Accounting for Uncertainty in Income Taxes. FIN No. 48 addresses the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in SFAS No. 109, Accounting for Income Taxes, on the uncertainty in income taxes recognized in an enterprise's financial statements. Specifically, FIN No. 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company is still evaluating the impact of FIN No. 48 on its financial statements which is effective beginning in fiscal year 2007.

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

During the three months ended September 29, 2006, we did not change or adopt new accounting policies that had a material effect on our consolidated financial condition and results of operations.

Effective in fiscal year 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123(R)"), and related Securities and Exchange Commission rules included in Staff Accounting Bulletin No. 107, on a modified prospective basis. Under this method, compensation cost recognized beginning in fiscal year 2006 includes costs related to 1) all share-based payments (stock options and restricted stock awards) granted prior to but not yet vested as of fiscal year 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and 2) all share-based payments (stock options and restricted stock and unit awards) granted subsequent to the beginning of fiscal year 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Compensation cost for service-based stock options and restricted stock awards is recognized ratably over the applicable vesting period. Compensation cost for performance-based stock options and restricted stock units is reassessed each period and recognized based upon the probability that the performance targets will be achieved.

Compensation costs related to share-based payments for the three and nine months ended September 29, 2006 totaled $1.6 million and $4.2 million, respectively, and is included in the statement of earnings primarily in selling, general, and administrative expenses. As of September 29, 2006, $10.9 million of unrecognized compensation cost related to non-vested share-based payments is expected to be recognized over a weighted-average period of approximately five years.

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

Compensation cost for performance-based stock options and restricted stock units is reassessed each period and recognized based upon the probability that the performance targets will be achieved. Changes could occur that would materially affect our probability assessment. Changes in performance of the Company or individuals who have been granted performance-based awards that affect the likelihood that performance based targets are achieved could materially impact the amount of stock-based compensation recognized.

Forward-Looking Statements

Some of the statements contained in this Quarterly Report on Form 10-Q and other written and oral statements made from time to time by us and our representatives are not statements of historical or current fact. As such, they are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations, which are subject to known and unknown risks, uncertainties and assumptions. They include statements relating to:

     o    future sales, expenses and profitability;
     o the future development and expected growth of our business and the industries we operate in;
     o our ability to successfully execute our business model and our business strategy;
     o our ability to identify trends within the implantable medical devices, medical components, and commercial power sources industries and to offer products and services that meet the changing needs of those markets;
     o    projected capital expenditures; and
     o    trends in government regulation.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Under our line of credit any borrowings bear interest at fluctuating market rates. At September 29, 2006, we did not have any borrowings outstanding under our line of credit and thus no interest rate sensitive financial instruments other than short-term investments. We do not believe that the impact of fluctuations in interest rates on our short-term investments will have a material effect on our condensed consolidated financial statements.

The company incurs certain expenses related to the Tijuana operations that are denominated in a foreign currency. We do not believe that the impact of foreign currency fluctuations will have a material effect on our condensed consolidated financial statements.

ITEM 4.  CONTROLS AND PROCEDURES.

a.   Evaluation of Disclosure Controls and Procedures.

     During the third quarter of 2006, our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the SEC. These disclosure controls and procedures have been designed to provide reasonable assurance that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC's rules and forms.

     Based on their evaluation, as of September 29, 2006, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.

b.   Changes in Internal Control Over Financial Reporting.

     There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter to which this Quarterly Report on Form 10-Q relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

As reported in the Company's 2005 first quarter Form 10-Q, on May 2, 2005, a complaint was filed against the Company by a developer of an implantable drug delivery device in the United States Federal District Court for the Central District of California. On May 20, 2005, the parties entered into a settlement agreement under which the Company undertook certain obligations including the performance of certain additional development tasks for a limited period of time. On June 2, 2005, the Court ordered the complaint dismissed without prejudice. During the second quarter of 2006, a letter was received from the developer claiming that the Company was in breach of the settlement agreement. The Company asserted a counter-position that the developer also breached the settlement agreement and initiated the mandatory arbitration process as allowed for under the settlement agreement. During the third quarter of 2006, this dispute between the developer and the Company was settled and each party executed a legally binding release. All costs and payments associated with this resolution had been previously accrued under the May 20, 2005 settlement agreement and no further charges are anticipated.

ITEM 1A.  RISK FACTORS.

No material changes from risk factors as previously disclosed in the Company's Form 10-K for the year ended December 30, 2005.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

Subsequent to the end of the third-quarter, on November 3, 2006, the Company's Chief Executive Officer approved a plan for consolidating the Company's corporate and business unit organization structure. The Company has completed two-thirds of its three-year plan to consolidate facilities. The Company's Management determined that it was time to align the Company's organization and cost structures to be consistent with the revised facilities' footprint and the way they intend on conducting business in the future. As a result, approximately 40 corporate and business unit positions will be eliminated. This reduction will enable the Company to better match its human resources with the management and technical skill sets required to optimize long-term operating performance. A significant portion of the annual savings will be reinvested into Research & Development activities and business investment opportunities.

The annual gross savings is estimated to be $8.0 to $10.0 million upon plan completion and will generate annual net savings of $2.0 to $4.0 million. Approximately, $6.0 million will be reinvested in critical areas including Research, Development & Product Engineering. The severance costs associated with the consolidation plan are estimated to be $2.1 to $2.3 million and the majority will be incurred in the 4th quarter of 2006. As a result, the Company is decreasing its full year 2006 diluted earnings per share guidance by $0.06 from the range of $0.71 - $0.77 per share to $0.65 - $0.71 per share. Final completion of the plan is expected during 2007.

ITEM 6.  EXHIBITS.

See the Exhibit Index for a list of those exhibits filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  November 7, 2006               GREATBATCH, INC.

                                       By /s/ Thomas J. Hook
                                          -------------------------------------
                                          Thomas J. Hook
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)




                                       By /s/ Thomas J. Mazza
                                          -------------------------------------
                                          Thomas J. Mazza
                                          Senior Vice President
                                          and Chief Financial Officer
                                          (Principal Financial Officer)



                                       By /s/ Marco F. Benedetti
                                          -------------------------------------
                                          Marco F. Benedetti
                                          Corporate Controller
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

3.2                 Amended and Restated Bylaws (incorporated by reference to
                    Exhibit 3.2 to our quarterly report on Form 10-Q ended March 29, 2002).

10.1 Employment Agreement dated August 8, 2006 between Greatbatch, Inc. and Thomas J. Hook.

10.2 Employment Agreement dated November 3, 2006 between Greatbatch, Inc. and Larry T. DeAngelo.

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.