Form 10-K
period 2006-12-29
GREATBATCH, INC.
filed 2007-02-27
CIK 1114483

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For The Fiscal Year Ended December 29, 2006

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

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

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

   Large accelerated filer [ ]  Accelerated filer [X]  Non-accelerated filer [ ]

     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

     The aggregate market value of common stock of Greatbatch, Inc. held by nonaffiliates as of June 30, 2006, based on the last sale price of $23.60, as reported on the New York Stock Exchange: $508.5 million. Solely for the purpose of this calculation, shares held by directors and officers and 10 percent shareholders of the Registrant have been excluded. Such exclusion should not be deemed a determination by or an admission by the Registrant that these individuals are, in fact, affiliates of the Registrant.

     Shares of common stock outstanding on February 26, 2007: 22,113,022


                       DOCUMENTS INCORPORATED BY REFERENCE
The following documents, in whole or in part, are specifically incorporated by reference in the indicated part of the Company's Proxy Statement:


                      Document                                                             Part
------------------------------------------------------    ------------------------------------------------------------------------
Proxy Statement for the 2007 Annual Meeting of            Part III, Item 10
Stockholders                                              "Directors, Executive Officers and Corporate Governance"

                                                          Part III, Item 11
                                                          "Executive Compensation"

                                                          Part III, Item 12
                                                          "Security Ownership of Certain Beneficial Owners and Management and
                                                          Related Stockholder Matters"

                                                          Part III, Item 13
                                                          "Certain Relationships and Related Transactions, and Director
                                                          Independence"

                                                          Part III, Item 14
                                                          "Principal Accounting Fees and Services"


                                TABLE OF CONTENTS

      ITEM                                                                                                                   PAGE
      NUMBER                                                                                                                NUMBER
      ------                                                                                                                ------
                                                                     PART I

      1         Business....................................................................................................    4

      1A        Risk Factors................................................................................................    14

      1B        Unresolved Staff Comments...................................................................................    24

      2         Properties..................................................................................................    24

      3         Legal Proceedings...........................................................................................    24

      4         Submission of Matters to a Vote of Security Holders.........................................................    25

                                                                     PART II

      5         Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
                                                                                                                                25

      6         Selected Financial Data.....................................................................................    27

      7         Management's Discussion and Analysis of Financial Condition and Results of Operation........................    28

      7A        Quantitative and Qualitative Disclosures About Market Risk..................................................    50

      8         Financial Statements and Supplementary Data.................................................................    50

      9         Changes in and Disagreements With Accountants on Accounting and Financial Disclosure........................    89

      9A        Controls and Procedures.....................................................................................    90

      9B        Other Information...........................................................................................    90

                                                                      PART III

      10        Directors, Executive Officers and Corporate Governance......................................................    90

      11        Executive Compensation......................................................................................    90

      12        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters..............    91

      13        Certain Relationships and Related Transactions, and Director Independence...................................    91

      14        Principal Accounting Fees and Services......................................................................    91

                                     PART IV

      15        Exhibits, Financial Statement Schedules.....................................................................    91

                Signatures..................................................................................................    96

                                     PART I
ITEM 1.  BUSINESS

OVERVIEW

We are a leading developer and manufacturer of batteries, capacitors, feedthroughs, enclosures, and other components used in implantable medical devices ("IMDs") through our Implantable Medical Components ("IMC") business. We offer technologically advanced, highly reliable and long lasting products and services for IMDs and enable our customers to introduce IMDs that are progressively smaller, longer lasting, more efficient and more functional. We also leverage our core competencies in technology and manufacturing through our Electrochem Commercial Power ("ECP") business to develop and produce cells and battery packs for commercial applications that demand high performance and reliability, including oil and gas exploration, pipeline inspection, telematics, oceanographic equipment, seismic, communication, military and aerospace applications. We believe that our proprietary technology, close customer relationships, multiple product offerings, market leadership and dedication to quality provide us with competitive advantages and create a barrier to entry for potential market entrants.

In 2005, we expanded our business into value-added assembly of products that incorporate components. With this in mind, we designed and built a state of the art manufacturing facility in Tijuana Mexico, incorporating two class 100,000 clean rooms, one class 10,000 clean room, 90,000 square feet of manufacturing space, engineering, metrology and quality laboratories. This facility is led by a management team with diverse medical device and contract manufacturing backgrounds. We began operations at this facility in the 2nd quarter of 2005 and in 2006 obtained ISO 13485 certification.

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

March 16, 2004            NanoGram Devices              Founded in 1996, the company developed nanoscale materials
                          Corporation ("NanoGram")      for battery and medical device applications.


FINANCIAL STATEMENT YEAR END

The Company utilizes a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31st. Fiscal years 2006, 2005 and 2004 ended on December 29, December 30 and December 31, respectively.

SEGMENT INFORMATION

Segment information including sales from external customers, profit or loss, and assets by segment as well as sales from external customers and long-lived assets by geographic area are set forth at Note 14 - Business Segment Information of the Notes to the Consolidated Financial Statements contained at Item 8 of this report.

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

The following table sets forth the main categories of battery-powered IMDs and the principal illness or symptom treated by each device:

Device                                                    Principal Illness or Symptom
------                                                    ----------------------------
Pacemakers.............................................   Abnormally slow heartbeat (Bradycardia)
ICDs...................................................   Rapid and irregular heartbeat (Tachycardia)
CRT/CRT-Ds.............................................   Congestive heart failure
Neurostimulators.......................................   Chronic pain, movement disorders, epilepsy, obesity or
                                                          depression
Left ventricular assist devices (LVADs)................   Heart failure
Drug pumps.............................................   Diabetes or chronic pain

We believe that the CRM and Neuro markets continue to exhibit strong underlying growth fundamentals and that we are well positioned to participate in this market growth. Increased demand is being driven by the following factors:

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

     o New performance requirements - government regulators are increasingly requiring that IMDs be protected from electro magnetic interference ("EMI").

     o    Global markets - increased market penetration worldwide.

COMMERCIAL BATTERY INDUSTRY
Commercial batteries are used in demanding applications such as oil and gas exploration, pipeline inspection, telematics, oceanography equipment, seismic, communication, military and aerospace. These applications use a variety of battery-powered systems including measurement-while drilling tools, pipeline inspection gauges, oceanography buoys, asset tracking devices, and hand-held military communication equipment. Commercial batteries are used with these systems because of extreme operating conditions. ECP commercial batteries are capable of operating reliably and safely at extremely high and low temperatures, as well as high shock and vibration.

The demand for commercial batteries is influenced by many factors. Oil and gas exploration is expected to increase as oil companies attempt to satisfy the escalating world demand for energy and natural gas. Pipeline inspection activity is increasing due to legislation and increasing awareness of aging pipelines and their impact on the economy and environment. More companies are likely to begin tracking their assets as wireless tracking devices become more mature.

PRODUCTS
The following table provides information about our principal products:

IMPLANTABLE MEDICAL COMPONENTS:
-------------------------------

The following implantable medical products are used in IMDs unless otherwise noted:

 PRODUCT                     DESCRIPTION                                      PRINCIPAL PRODUCT ATTRIBUTES
 -------                     -----------                                      ----------------------------
 Batteries                   Power sources include:
                             - Lithium iodine ("Li Iodine")                   High reliability and predictability
                             - Lithium silver vanadium oxide ("Li SVO")       Long service life
                             - Lithium carbon monoflouride ("Li CFx")         Customized configuration
                             - Lithium ion rechargeable ("Li Ion")            Light weight
                             - Lithium SVO/CFx ("QHR" & "QMR")                Compact and less intrusive


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

 Precision components        - Machined                                       High level of manufacturing precision
                             - Molded and over molded products                Broad manufacturing flexibility

 Enclosures and related      - Titanium                                       Precision manufacturing, flexibility in
 components                  - Stainless steel                                configurations and materials.

 Value-added assemblies      Combination of multiple components in a          Leveraging products and capabilities to
                             single package/unit                              provide subassemblies and assemblies
                                                                              Provides synergies in component
                                                                              technology and procurement systems

ELECTROCHEM COMMERCIAL POWER:
-----------------------------

The following commercial products are used in oil and gas exploration, military and oceanographic equipment:

 PRODUCT                     DESCRIPTION                                      PRINCIPAL PRODUCT ATTRIBUTES
 -------                     -----------                                      ----------------------------
 Cells                       - Moderate-rate                                  Optimized rate capability, shock and
                                                                              vibration

                             - Spiral (high rate)                             High energy density

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

In 2006, we announced a plan for consolidating our corporate and business unit organization structure. This included an elimination of approximately 40 associates. A significant portion of the annual savings from these reductions is planned to be reinvested into technology, sales and key corporate personnel. This planned organization change will enable us to more aggressively invest in our core product technologies and other business opportunities which will help drive our future growth.

PATENTS AND PROPRIETARY TECHNOLOGY

We rely on a combination of patents, license, trade secrets and know-how to establish and protect our proprietary rights to our technologies and products. As of December 29, 2006, we had 329 active U.S. patents and 248 active foreign patents. We also had 103 U.S. and 76 foreign pending patent applications at various stages of approval. During the past three years, we have received 101 new U.S. patents, of which 37 were received in 2006. Corresponding foreign patents have been issued or are expected to be issued in the near future. Often, several patents covering various aspects of the design protect a single product. We believe this provides broad protection of the inventions employed.

Our active battery patents relate to process improvements and design modifications to the original technology that was developed either by our Company or others. As part of our current technology strategy, we plan to expand the purchased patents and licensed technology acquired with the NanoGram acquisition through continued development of advanced cathode materials for our implantable battery products lines. `Nano-SVO' cathode material is part of this plan and is expected to become the standard technology broadly adopted by all SVO battery applications.

We are also a party to several license agreements with third parties pursuant under which we have obtained, on varying terms, the exclusive or non-exclusive rights to patents held by them. One of these agreements is for the basic technology used in our wet tantalum capacitors, which we license from another Company. We have also granted rights in our own patents to others under license agreements.

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

Our quality system is based upon an ISO documentation system and is driven by a master validation plan that requires rigorous testing and validation of all new processes or process changes that directly impact our products. Except for our Tijuana Mexico facility, all of our existing manufacturing plants are ISO 9001-2000 registered, which requires compliance with regulations regarding quality systems of product design (where applicable), supplier control, manufacturing processes and management review. This certification can only be achieved after completion of an audit conducted by an independent authority.

In 2006, our Tijuana, Mexico facility completed the ISO 13485 audit process and received certification by the international standards organization. This gives us the ability to serve as a manufacturing partner to medical device manufacturers which we believe will improve our competitive position in both the CRM and emerging neurostimulation market. We are currently working with several neurostimulation companies that can benefit from our expanded capabilities. Providing device level manufacturing capability allows us to move up our customers' supply-chain and helps to drive both component and sub-assembly growth opportunities.

Our existing manufacturing plants are audited by the National Standards Authority of Ireland, an independent auditing firm and notified body that specializes in evaluating quality standards. To maintain certification, all facilities must be reexamined routinely by this certifying body.

SALES AND MARKETING

Products from our IMC business are sold directly to our customers. In our ECP business, we utilize a combination of direct and indirect sales methods, depending on the particular product. In 2006, approximately 51% of our products were sold in the United States. Sales to countries outside of the United States are primarily to customers whose corporate offices are located and headquartered in the United States. Information regarding our sales by geographic area is set forth at Note 14 - Business Segment Information of the Notes to the Consolidated Financial Statements contained at Item 8 of this report.

The majority of our medical customers contract with us to develop custom components and assemblies to fit their specific product specifications. As a result, we have established close working relationships between our internal program managers and our customers. We market our products and technologies at industry meetings and trade shows domestically and internationally.

Internal sales managers support all activity, and involve engineers and technology professionals in the sales process to address customer requests appropriately.

We sell our commercial cells and battery packs either directly to the end user, directly to manufacturers that incorporate our products into other devices for resale, or to distributors who sell our products to manufacturers and end users. Our sales managers are trained to assist our customers in selecting appropriate chemistries and configurations. We market our ECP products at various technical trade meetings. We also place print advertisements in relevant trade publications.

Firm backlog orders at December 31, 2006 and 2005 were approximately $76.6 million and $92.2 million, respectively. Most of these orders are expected to be shipped within one year. See Customers section below for further discussion.

CUSTOMERS
Our IMC customers include leading IMD manufacturers, in alphabetical order here and throughout this report, such as Biotronik, Boston Scientific, Medtronic, the Sorin Group and St. Jude Medical. In 2006, Boston Scientific, Medtronic and St. Jude Medical collectively accounted for 67% of our total sales, compared to 70% in 2005 and 2004. The nature and extent of our selling relationships with each IMC customer are different in terms of breadth of component products purchased, purchased product volumes, length of contractual commitment, ordering patterns, inventory management and selling prices. We continue to actively pursue our corporate strategy to diversify our customer base and market concentration through acquisitions. However, we are being extremely disciplined in our approach to ensure that we find an acquisition that meets our financial targets for growth and profitability.

Our ECP customers are primarily companies involved in oil and gas exploration, pipeline inspection, telematics, oceanography equipment, seismic, communication, military and aerospace applications including Halliburton Company, Weatherford International, General Electric and PathFinder Energy Services.

We entered into an agreement with Boston Scientific in February 2005 pursuant to which Boston Scientific will purchase a minimum quantity of filtered feedthroughs at prices specified in the agreement. The period of the agreement is February 10, 2005 to December 31, 2007. Our previously disclosed agreements with Boston Scientific pursuant to which Boston Scientific purchased wet tantalum capacitors and batteries have expired. We are negotiating a follow-on agreement with targeted completion during the first quarter of 2007. Purchases and shipments of wet tantalum capacitors and batteries continue during contract negotiations.

We have a supply agreement with St. Jude Medical pursuant to which St. Jude Medical purchases batteries, wet tantalum capacitors, filtered feedthroughs, molded components and enclosures under specified price and volume terms. A contract amendment effective January 1, 2005 extended the contract term to December 31, 2008 and added QHR high rate, QMR medium rate, and Nano battery technologies to the agreement. A contract amendment effective January 1, 2006 added molded header assemblies to the agreement. A contract amendment is currently being negotiated to extend the contract term to December 31, 2013.

We have a supply agreement with Medtronic pursuant to which Medtronic will purchase implantable device shield sub-assemblies and other products under specified price and volume terms. The contract term is seven years, commencing August 2, 2004 and ending August 2, 2011. In October 2005, we entered into a license agreement which grants Medtronic the right to use certain of our intellectual property relating to tantalum capacitors. The license is perpetual and is exclusive to Medtronic, except for our right to make and sell tantalum capacitors.

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

For other raw material purchases, we utilize competitive pricing methods such as bulk purchases, precious metal pool buys, blanket orders, and long term contracts to secure supply. We believe that there are alternative suppliers or substitute products available at competitive prices for all of the materials we purchase.

COMPETITION

Existing and potential competitors in our IMC business includes leading IMD manufacturers such as Biotronik, Boston Scientific, Medtronic, the Sorin Group and St. Jude Medical that currently have vertically integrated operations and may expand their vertical integration capability in the future. Competitors also include independent suppliers who typically specialize in one type of component.

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

Feedthroughs                           Alberox (subsidiary of The Morgan
                                       Crucible Co.  PLC)

EMI filtering                          AVX (subsidiary of Kyocera)
                                       Eurofarad

Enclosures                             Heraeus
                                       Hudson

Commercial batteries/battery           Eagle-Picher
packs                                  Engineered Power
                                       Saft
                                       Tadiran
                                       Tracer Technologies
                                       Ultralife

Machined and molded                    Numerous
components

Value added assembly                   Numerous

GOVERNMENT REGULATION

Except as described below, our business is not subject to direct governmental regulation other than the laws and regulations generally applicable to businesses in the jurisdictions in which we operate. We are subject to federal, state and local environmental laws and regulations governing the emission, discharge, use, storage and disposal of hazardous materials and the remediation of contamination associated with the release of these materials at our facilities and at off-site disposal locations. Our manufacturing and research, development and engineering activities involve the controlled use of, and our products contain, small amounts of hazardous materials. Liabilities associated with hazardous material releases arise principally under the federal Comprehensive Environmental Response, Compensation and Liability Act and analogous state laws which impose strict, joint and several liability on owners and operators of contaminated facilities and parties that arrange for the off-site disposal of hazardous materials. We are not aware of any material noncompliance with the environmental laws currently applicable to our business and we are not subject to any material claim for liability with respect to contamination at any company facility or any off-site location. We cannot assure you that we will not be subject to such environmental liabilities in the future as a result of historic or current operations.

As a component manufacturer, our medical products are not subject to regulation by the Food and Drug Administration ("FDA"). However, the FDA and related state and foreign governmental agencies regulate many of our customers' products as medical devices. In many cases, the FDA must approve those products prior to commercialization. We believe that our existing medical manufacturing plants comply with current Good Manufacturing Practices as applicable.

We have five "master files" on record with the FDA. Master files may be used to provide confidential detailed information about facilities, processes, or articles used in the manufacturing, processing, packaging and storing of one or more medical device components. These submissions may be used by device manufacturers to support the premarket notification process required by Section 510(k) of the federal Food Drug & Cosmetic Act. This notification process is necessary to obtain clearance from the FDA to market a device for human use in the United States.

We are also subject to various other environmental, transportation and labor laws as well as various other directives and regulations both in the U.S. and abroad. We believe that compliance with these laws will not have a material impact on our capital expenditures, earnings or competitive position. Given the scope and nature of these laws, however, there can be no assurance that they will not have a material impact on our results of operations. We assess potential contingent liabilities on a quarterly basis. At present, we are not aware of any such liabilities that would have a material impact on our business.

RECRUITING AND TRAINING

We invest substantial resources in our recruiting efforts that focus on supplying quality personnel to support our business objectives. We have established a number of programs that are designed to challenge and motivate our employees. All staff are encouraged to be proactive in contributing ideas. Feedback surveys are used to collect suggestions on ways that our business and operations can be improved. We further meet our hiring needs through outside sources as required.

We provide a training program for our new employees that is designed to educate them on safety, quality, business strategy, corporate culture, and the methodologies and technical competencies that are required for our business. Our safety training programs focus on such areas as basic industrial safety practices and emergency response procedures to deal with any potential fires or chemical spills. All of our employees are required to participate in a specialized training program that is designed to provide an understanding of our quality objectives. Supporting our lifelong learning environment, we offer our employees a tuition reimbursement program and encourage them to continue their education at accredited colleges and universities. Many of our professionals attend seminars on topics that are related to our corporate objectives and strategies. We believe that comprehensive training is necessary to ensure that our employees have state of the art skills, utilize best practices, and have a common understanding of work practices.

EMPLOYEES

The following table provides a breakdown of employees as of December 29, 2006:

   Manufacturing                                                1,158
   General and administrative                                      91
   Sales and marketing                                             21
   Research and development                                        77
   Engineering                                                     51
   Tijuana, Mexico facility                                       437
                                                            -----------
   Total                                                        1,835
                                                            ===========

We also employ a number of temporary employees to assist us with various projects and service functions and address peaks in staff requirements. Our employees are not represented by any union. The positions at our Tijuana, Mexico facility are primarily manufacturing in nature. We believe that we have a good relationship with our employees.

AVAILABLE INFORMATION

We make available free of charge on or through our internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file those reports with, or furnish them to, the Securities and Exchange Commission. Our Internet address is www.greatbatch.com. The information contained on our website is not incorporated by reference in this annual report on Form 10-K and should not be considered a part of this report.

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


ITEM 1A.          RISK FACTORS

Our business faces many risks. Any of the risks discussed below, or elsewhere in this report or our other SEC filings, could have a material impact on our business, financial condition or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations.

Risks Related To Our Business

We depend heavily on a limited number of customers, and if we lose any of them or they reduce their business with us, we would lose a substantial portion of our revenues.

A substantial portion of our business is conducted with a limited number of customers, including Biotronik, Boston Scientific, Medtronic, the Sorin Group and St. Jude Medical. In 2006, Boston Scientific, Medtronic and St. Jude Medical collectively accounted for approximately 67% of our revenues. Our supply agreements with these customers might not be renewed. Furthermore, many of our supply agreements do not contain minimum purchase level requirements and therefore there is no guaranteed source of revenue that we can depend upon under these agreements. The loss of any large customer or a reduction of business with that customer for any reason would harm our business, financial condition and results of operations.

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

We are subject to pricing pressures from customers, which could harm operating results.

We have made price reductions to some of our large customers in recent years and we expect customer pressure for pricing reductions will continue. Price concessions or reductions may cause our operating results to suffer. In addition, any delay or failure by a large customer to make payments due to us would harm our operating results and financial condition.

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

We rely on third party manufacturers to supply many of our raw materials. Manufacturing problems may occur with these and other outside sources, as a supplier may fail to develop and supply products and subcomponents to us on a timely basis, or may supply us with products and subcomponents that do not meet our quality, quantity and cost requirements. If any of these problems occur, we may be unable to obtain substitute sources for these products and subcomponents on a timely basis or on terms acceptable to us, which could harm our ability to manufacture our own products and components profitably or on time. In addition, to the extent the processes that our suppliers use to manufacture products and subcomponents are proprietary, we may be unable to obtain comparable subcomponents from alternative suppliers.

We may never realize the full value of our intangible assets, which represent a significant portion of our total assets.

At December 29, 2006, we had $211.4 million of intangible assets, representing 39% of our total assets. These intangible assets consist primarily of goodwill, trademarks, tradenames and patented technology arising from our acquisitions. Goodwill and other intangible assets with indefinite lives are not amortized, but are tested annually or upon the occurrence of certain events that indicate that the assets may be impaired. We may not receive the recorded value for our intangible assets if we sell or liquidate our business or assets. In addition, the material concentration of intangible assets increases the risk of a large charge to earnings in the event that the recoverability of these intangible assets is impaired, and in the event of such a charge to earnings, the market price of our common stock could be adversely affected. In addition, intangible assets with definite lives, which represent $28.1 million of our net intangible assets at December 29, 2006, will continue to be amortized. We incurred total amortization expenses relating to these intangible assets of $3.8 million in 2006. These expenses will reduce our future earnings or increase our future losses.

Quality problems with our products could harm our reputation for producing high quality products, erode our competitive advantage and result in claims against us.

Our products are held to high quality and performance standards. In the event that our products fail to meet these standards, our reputation for producing high quality products could be harmed, which would damage our competitive advantage and could result in lower revenues. Product quality or performance issues may also result in product liability or other legal claims against us, which could harm our operating results or financial condition.

Quality problems with our products could result in warranty claims and additional costs.

We allow customers to return defective or damaged products for credit, replacement, or exchange. We generally warrant that our products will meet customer specifications and will be free from defects in materials and workmanship. Additionally, we carry a safety stock of inventory for our customers which may be impacted by warranty claims. We accrue for our exposure to warranty claims based upon recent historical experience and other specific information as it becomes available. However, such reserves may not be adequate to cover future warranty claims and additional warranty costs and/or inventory write-offs may be incurred which could harm our operating results or financial condition.

If we become subject to product liability claims, our operating results and financial condition could suffer.

The manufacturing and sale of our products expose us to potential product liability claims and product recalls, including those that may arise from failure to meet product specifications, misuse or malfunction of, or design flaws in our products, or use of our products with components or systems not manufactured or sold by us. Many of our products are components and function in interaction with our customers' medical devices. For example, our batteries are produced to meet various electrical performance, longevity and other specifications, but the actual performance of those products is dependent on how they are in fact utilized as part of the customers' devices over the lifetime of the products. Product performance and device interaction from time to time have been, and may in the future be, different than expected for a number of reasons. Consequently, it is possible that customers may experience problems with their medical devices that could require device recall or other corrective action, where our batteries met the specification at delivery, and for reasons that are not related primarily or at all to any failure by our product to perform in accordance with specifications. It is possible that our customers (or end-users) may in the future assert that our products caused or contributed to device failure where our product was not the primary cause of the device performance issue. Even if these assertions do not lead to product liability or contract claims, they could harm our reputation and our customer relationships.

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

Our operating results have fluctuated in the past and are likely to fluctuate significantly from quarter to quarter due to a variety of factors, including but not limited to the following:

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

We rely on a combination of patents, licenses, trade secrets and know-how to establish and protect our proprietary rights to our technologies and products. As of December 29, 2006, we held 329 active U.S. patents. However, the steps we have taken or will take to protect our proprietary rights may not be adequate to deter misappropriation of our intellectual property. In addition to seeking formal patent protection whenever possible, we attempt to protect our proprietary rights and trade secrets by entering into confidentiality and non-compete agreements with employees, consultants and third parties with which we do business. However, these agreements can be breached and, if they are, there may not be an adequate remedy available to us and we may be unable to prevent the unauthorized disclosure or use of our technical knowledge, practices or procedures. If our trade secrets become known, we may lose our competitive advantages.

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

We may be subject to intellectual property claims, which could be costly and time consuming and could divert our management from our business operations.

In producing our batteries and other components for IMDs, third parties may claim that we are infringing on their intellectual property rights, and we may be found to have infringed those intellectual property rights. We may be unaware of intellectual property rights of others that may be used in our technology and products. In addition, third parties may claim that our patents have been improperly granted and may seek to invalidate our existing or future patents. If any claim for invalidation prevailed, the result could be greatly expanded opportunities for third parties to manufacture and sell products that compete with our products and our revenues from any related license agreements would decrease accordingly. We also typically do not receive significant indemnification from parties which license technology to us against third party claims of intellectual property infringement.

Any litigation or other challenges regarding our patents or other intellectual property could be costly and time consuming and could divert our management and key personnel from our business operations. The complexity of the technology involved in producing our power sources and other components for IMDs, and the uncertainty of intellectual property litigation increases these risks. Claims of intellectual property infringement might also require us to enter into costly royalty or license agreements. However, we may not be able to obtain royalty or license agreements on terms acceptable to us, or at all. We also may be subject to significant damages or injunctions against development and sale of our products. Infringement claims, even if not substantiated, could result in significant legal and other costs and may be a distraction to management.

We are dependent upon our senior management team and key personnel and the loss of any of them could significantly harm us.

Our future performance depends to a significant degree upon the continued contributions of our senior management team and key technical personnel. Our products are highly technical in nature. In general, only highly qualified and trained scientists have the necessary skills to develop our products. The loss or unavailability to us of any member of our senior management team or a key technical employee could significantly harm us. We face intense competition for these professionals from our competitors, customers and companies operating in our industry. To the extent that the services of members of our senior management team and key technical personnel would be unavailable to us for any reason, we would be required to hire other personnel to manage and operate our company and to develop our products and technology. We may not be able to locate or employ such qualified personnel on acceptable terms.

We may not be able to attract, train and retain a sufficient number of qualified employees to maintain and grow our business.

Our success will depend in large part upon our ability to attract, train, retain and motivate highly skilled employees and management. There is currently aggressive competition for employees who have experience in technology and engineering. We compete intensely with other companies to recruit and hire from this limited pool. The industries in which we compete for employees are characterized by high levels of employee attrition. Although we believe we offer competitive salaries and benefits, we may have to increase spending in order to attract, train and retain personnel.

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

We have made and expect to make in the future acquisitions that complement our core competencies in technology and manufacturing to enable us to manufacture and sell additional products to our existing customers and to expand our business into related markets. Implementation of our acquisition strategy entails a number of risks, including:

     o inaccurate assessments of potential liabilities associated with the acquired businesses;
     o the existence of unknown and/or undisclosed liabilities associated with the acquired businesses;
     o    diversion of our management's attention from our core businesses;
     o potential loss of key employees or customers of the acquired businesses;
     o difficulties in integrating the operations and products of an acquired business or in realizing projected revenue growth, efficiencies and cost savings; and
     o increases in our indebtedness and a limitation in our ability to access additional capital when needed.

If we are not successful in making acquisitions to expand and develop our business, our operating results may suffer.

A component of our strategy is to make acquisitions that complement our core competencies in technology and manufacturing to enable us to manufacture and sell additional products to our existing customers and to expand our business into related markets. Our continued growth will depend on our ability to identify and acquire companies that complement or enhance our business on acceptable terms. We may not be able to identify or complete future acquisitions. Some of the risks that we may encounter include expenses associated with and difficulties in identifying potential targets, the costs associated with unsuccessful acquisitions, and higher prices for acquired companies because of competition for attractive acquisition targets. Our failure to acquire additional companies could cause our operating results to suffer.

We may face competition from our principal medical customers that could harm our business and we may be unable to compete successfully against new entrants and established companies with greater resources.

Competition in connection with the manufacturing of our products may intensify in the future. One or more of our customers may undertake additional vertical integration initiatives and begin to manufacture some or all of their components that we currently supply them which could cause our operating results to suffer.

The market for commercial power sources is competitive, fragmented and subject to rapid technological change. Many other commercial power source suppliers are larger and have greater financial, operational, personnel, sales, technical and marketing resources than our company. These and other companies may develop products that are superior to ours, which could result in lower revenues and operating results.

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

We intend to expand into new markets through the development of new product applications based on our existing component technologies. These efforts have required, and will continue to require us to make substantial investments, including significant research, development and engineering expenditures and capital expenditures for new, expanded or improved manufacturing facilities. We may not be able to successfully manage expansion into new markets and products and these efforts may harm our operating results. Specific risks in connection with expanding into new markets include the inability to transfer our quality standards into new products, the failure of customers in new markets to accept our products, and competition.

Our failure to obtain licenses from third parties for new technologies or the loss of these licenses could impair our ability to design and manufacture new products and reduce our revenues.

We occasionally license technologies from third parties rather than depending exclusively on our own proprietary technology and developments. For example, we license a capacitor patent from another company. Our ability to license new technologies from third parties is and will continue to be critical to our ability to offer new and improved products. We may not be able to continue to identify new technologies developed by others and even if we are able to identify new technologies, we may not be able to negotiate licenses on favorable terms, or at all. Additionally, we could lose rights granted under licenses for reasons beyond our control. For example, the licensor could lose patent protection for a number of reasons, including invalidity of the licensed patent.

Our international operations and sales are subject to a variety of risks and costs that could adversely affect our profitability and operating results.

Our sales to countries outside the U.S., which accounted for 49% of net sales for the year ended December 29, 2006, and our Tijuana, Mexico operations are subject to certain foreign country risks. Our international operations are, and will continue to be, subject to a number of risks and potential costs, including:

     o    changes in foreign medical reimbursement programs and policies;
     o    changes in foreign regulatory requirements;
     o    local product preferences and product requirements;
     o    longer-term receivables than are typical in the U.S.;
     o less protection of intellectual property in some countries outside of the U.S.;
     o trade protection measures and import and export licensing requirements;
     o    work force instability;
     o    political and economic instability; and
     o    complex tax and cash management issues.

Our sales to countries outside of the U.S. are primarily to customers whose corporate offices are located and headquartered in the U.S. All supply contracts to customers outside the U.S. are denominated in U.S. dollars. We incur certain expenses related to our Tijuana operations that are denominated in a foreign currency. Historically, foreign currency fluctuations have not had a material effect on our consolidated financial statements. However, fluctuations in foreign currency exchange rates could have a significant negative impact on our profitability and operating results if the volume of transactions denominated in foreign currencies increases.

Risks Related To Our Industries

The healthcare industry is subject to various political, economic and regulatory changes that could force us to modify how we develop and price our products.

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

Consolidation in the healthcare industry could result in greater competition and reduce our IMC revenues and harm our business.

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

Our healthcare customers rely on third party payors, such as government programs and private health insurance plans, to reimburse some or all of the cost of the procedures in which our products are used. The continuing efforts of government, insurance companies and other payors of healthcare costs to contain or reduce those costs could lead to patients being unable to obtain approval for payment from these third party payors. If that occurred, sales of IMDs may decline significantly, and our customers may reduce or eliminate purchases of our products. The cost containment measures that healthcare providers are instituting, both in the U.S. and internationally, could reduce our revenues and harm our operating results.

Our ECP revenues are dependent on conditions in the oil and natural gas industry, which historically have been volatile.

Sales of our commercial products depend to a great extent upon the condition of the oil and gas industry and, specifically, the exploration and production expenditures of oil and gas companies, which comprise approximately 10% of sales. In the past, oil and natural gas prices have been volatile and the oil and gas exploration and production industry has been cyclical, and it is likely that oil and natural gas prices will continue to fluctuate in the future. The current and anticipated prices of oil and natural gas influence the oil and gas exploration and production business and are affected by a variety of political and economic factors beyond our control, including worldwide demand for oil and natural gas, worldwide and domestic supplies of oil and natural gas, the ability of the Organization of Petroleum Exporting Countries ("OPEC") to set and maintain production levels and pricing, the level of production of non-OPEC countries, the price and availability of alternative fuels, political stability in oil producing regions and the policies of the various governments regarding exploration and development of their oil and natural gas reserves. An adverse change in the oil and gas exploration and production industry or a reduction in the exploration and production expenditures of oil and gas companies could cause our revenues from commercial products to suffer.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our executive offices are located in Clarence, New York.
The following table sets forth information about all of our significant facilities as of December 29, 2006:

 Location                             Sq. Ft.     Own/Lease       Principal Use
 --------                             -------     ---------       -------------
 Alden, NY......................      125,000     Own             Medical battery and capacitor manufacturing
 Clarence, NY...................       82,766     Own             Research, development and engineering ("RD&E")
 Clarence, NY...................       20,800     Own             Machining and assembly of components
 Clarence, NY...................       18,550     Lease           Machining and assembly of components
 Clarence, NY...................       45,306     Lease           Executive offices and warehouse
 Canton, MA.....................       32,000     Own             Commercial battery manufacturing and RD&E
 Columbia, MD...................       30,000     Lease           Feedthrough and electrode manufacturing
 Carson City, NV................       23,840     Lease           EMI filtering manufacturing
 Minneapolis, MN................       72,000     Own             Enclosure manufacturing and engineering
 Tijuana, Mexico................      144,000     Lease           Value-added assembly and EMI filtering manufacturing

We believe these facilities are suitable and adequate for our current business.

ITEM 3.  LEGAL PROCEEDINGS

We are involved in various legal actions arising in the normal course of business including actions brought by former employees who were terminated in connection with our consolidation initiatives. While we do not believe that the ultimate resolution of any such pending activities will have a material adverse effect on our consolidated results of operations, financial position, or cash flows, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact in the period in which the ruling occurs.

During 2002, a former non-medical customer commenced an action alleging that the Company had used proprietary information of the customer to develop certain products. The Company believes that it has meritorious defenses and is vigorously defending the matter. The potential risk of loss is between $0.0 and $1.7 million.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company's common stock trades on the New York Stock Exchange ("NYSE") under the symbol "GB." The following table sets forth for the periods indicated the high, low and closing sales prices per share for the common stock as reported on the NYSE Composite Tape:

       2005                                                High                   Low             Close
       ----                                                ----                   -----           -----
       First Quarter                                      $22.43                 $15.76             $17.87
       Second Quarter                                      25.19                  17.30              24.01
       Third Quarter                                       27.45                  21.96              27.44
       Fourth Quarter                                      30.40                  24.03              26.01
       2006
       First Quarter                                      $28.02                 $20.49             $21.91
       Second Quarter                                      24.92                  19.10              23.60
       Third Quarter                                       25.24                  20.36              22.62
       Fourth Quarter                                      27.78                  21.40              26.92

As of February 26, 2007 there were 236 record holders of the Company's common stock. The Company stock account included in our 401(k) plan is considered one record holder for the purposes of this calculation. There are approximately 1,100 holders of Company stock in the 401(k) including active and former employees.

We have not paid cash dividends and currently intend to retain any earnings to further develop and grow our business.

During the fourth quarter of 2006, the Company repurchased 7,626 shares from executives of the Company at an average cost of $26.92 per share to satisfy minimum tax withholding requirements on vested restricted stock awards as allowed under the Company's 2002 Restricted Stock Plan. The price of these repurchases was based upon the closing market price of the Company's stock on the date of vesting.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information regarding the Company's equity compensation plans as of December 29, 2006:

                                 Number of securities to be
                                   issued upon exercise of   Weighted-average exercise
                                    outstanding options,        price of outstanding    Number of securities remaining
                                   warrants and rights or      options, warrants and     available for future issuance
                                   upon vesting of shares     rights; Weighted-average   under equity compensation plans
                                  granted under restricted    share price of restricted  (excluding securities reflected
Plan Category                            stock plan            stock shares granted             in column (a))
-------------------------------  --------------------------- -------------------------- --------------------------------
                                          ( a )                       ( b )                              ( c )
Equity compensation plans
 approved by security holders (1)              1,626,529     $                 24.27                            478,189

Equity compensation plan approved
 by security holders (2)                         204,156     $                 23.32                            334,745

Equity compensation plans not
 approved by security holders                          -                           -                                  -
                                 ------------------------    ------------------------
Total                                          1,830,685     $                 24.16                            588,462
                                 ========================    ========================

(1) Consists of stock options that were issued under the Company's 1997 Stock Option Plan, 1998 Stock Option Plan, Non-Employee Director Stock Incentive Plan and the 2005 Stock Incentive Plan.

(2) Consists of shares of restricted stock granted pursuant to the Company's 2002 Restricted Stock Plan and 2005 Stock Incentive Plan.


PERFORMANCE GRAPH

The following graph compares for the five year period ended December 29, 2006, the cumulative total stockholder return for Greatbatch, Inc., the S&P SmallCap 600 Index, and the Hemscott Peer Group Index. The Hemscott Peer Group Index includes approximately 200 comparable companies included in the Hemscott Industry Group 520 Medical Instruments & Supplies and 521 Medical Appliances & Equipment. The graph assumes that $100 was invested on December 29, 2001 and assumes reinvestment of dividends. The stock price performance shown on the following graph is not necessarily indicative of future price performance:

                          12/29/01  1/03/03  1/02/04  12/31/04 12/30/05 12/29/06
     Greatbatch, Inc.       100       79       117       61        71      74
Hemscott Peer Group Index   100       91       118      138       148     150
  S&P SmallCap 600 Index    100       85       118      145       156     180


                             [SEE SUPPLEMENTAL PDF]

ITEM 6.  SELECTED FINANCIAL DATA

The following table provides selected financial data of our Company for the periods indicated. You should read this data along with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and
Item 8, "Financial Statements and Supplementary Data" appearing elsewhere in this report. The consolidated statement of operations data and the consolidated balance sheet data for the fiscal years indicated have been derived from our consolidated financial statements and related notes.

                                                  Dec. 29,          Dec. 30,          Dec. 31,          Jan. 2,         Jan. 3,
Years ended                                         2006              2005            2004 (2)           2004           2003 (1)
-----------------------------------------------------------------------------------------------------------------------------------
                                                (in thousands, except per share data)
Consolidated Statement of Operations Data:
------------------------------------------
Sales                                               $271,142          $241,097          $200,119          $216,365        $167,296

Income before income taxes                          $ 23,534 (4)(5)   $ 15,464 (4)      $ 23,732          $ 33,316        $ 20,965

Income per share
   Basic                                            $   0.74          $   0.47          $   0.67          $   1.10        $   0.69
   Diluted                                          $   0.73 (3)      $   0.46 (3)      $   0.66 (3)      $   1.05 (3)    $   0.68
-------------------------------------------------------------     -------------     -------------     -------------   -------------
Consolidated Balance Sheet Data:
--------------------------------
Working capital                                     $199,051          $151,958          $132,360          $170,455        $ 40,204

Total assets                                        $547,827          $512,911          $476,166          $438,243        $312,251

Long-term obligations                               $205,859          $200,261          $193,948          $178,994        $ 77,040


(1) In July 2002, we acquired the capital stock of Globe. These amounts include the results of operations of Globe subsequent to its acquisition.

(2) In March 2004, we acquired the capital stock of NanoGram. These amounts include the results of operations of NanoGram subsequent to its acquisition.

(3) We adopted Emerging Issues Task Force (EITF) Issue 04-08, The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share, in the fourth quarter of 2004. Under EITF 04-08, we must include the effect of the conversion of our convertible subordinated notes in the calculation of diluted earnings per share using the if-converted method as long as the effect is dilutive. There was no impact on diluted earnings per share for 2006, 2005 and 2004. The impact on 2003 was a $0.03 reduction in earnings per share from $1.08 to $1.05. Diluted earnings per share for 2003 are restated to reflect the adoption of EITF 04-08.

(4) During 2006 and 2005, we recorded charges in other operating expenses related to our ongoing cost savings and consolidation efforts. Additional information is set forth at Note 11 - Other Operating Expenses of the Notes to the Consolidated Financial Statements contained in Item 8 of this report.

(5) Beginning in fiscal year 2006, we adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised
        2004), Share-Based Payment ("SFAS No. 123(R)"), and related Securities and Exchange Commission rules included in Staff Accounting Bulletin No.
        107. Under SFAS No. 123(R) we are now required to record compensation costs related to all stock-based awards. Compensation costs related to share-based payments for 2006 totaled $6.4 million, $4.4 million net of tax, or $0.17 per diluted share. The incremental cost of expensing stock options under SFAS No. 123(R) for 2006 was $4.5 million, $3.1 million net of tax or $0.12 per diluted share.

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

INDEX

Our Business
------------

          o    Our business
          o    Our customers
          o    Our CEO's view

Cost Savings and Consolidation Efforts
--------------------------------------

          o    Severance
          o    Alden facility consolidation
          o    Carson City facility shutdown & Tijuana facility consolidation
               No. 1
          o Columbia facility and ARL shutdown, Tijuana facility consolidation No. 2 and RD&E consolidation

Our Critical Accounting Estimates
---------------------------------
          o    Inventories
          o    Goodwill and other indefinite lived intangible assets
          o    Stock-based compensation
          o    Long-lived assets
          o    Provision for income taxes

Our Financial Results
---------------------

          o    Results of operations table
          o    Fiscal 2006 compared to fiscal 2005
          o    Fiscal 2005 compared to fiscal 2004
          o    Liquidity and capital resources
          o    Off-balance sheet arrangements
          o    Litigation
          o    Contractual obligations
          o    Inflation
          o    Impact of recently issued accounting standards

Our Business
------------

We are a leading developer and manufacturer of batteries, capacitors, feedthroughs, enclosures, and other components used in implantable medical devices ("IMDs") through our Implantable Medical Components ("IMC") segment. We offer technologically advanced, highly reliable and long lasting products for IMDs and enable our customers to introduce IMDs that are progressively smaller, longer lasting, more efficient and more functional. Additionally, in 2005, we expanded our business into value-added assembly of products that incorporate these components. With this in mind, we designed and built a state of the art manufacturing facility in Tijuana Mexico, incorporating two class 100,000 clean rooms, one class 10,000 clean room, 90,000 square feet of manufacturing space, engineering, metrology and quality laboratories. This facility is led by a management team with diverse medical device and contract manufacturing backgrounds. We also leverage our core competencies in technology and manufacturing through our Electrochem Commercial Power ("ECP") segment to develop and produce cells and battery packs for commercial applications that demand high performance and reliability, including oil and gas exploration, pipeline inspection, telematics, oceanographic equipment, seismic, communication, military and aerospace applications.

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

Our Customers
-------------

Our products are designed to provide reliable, long lasting solutions that meet the evolving requirements and needs of our customers and the end users of their products. Our medical customers include leading IMD manufacturers such as Biotronik, Boston Scientific, Medtronic, the Sorin Group and St. Jude Medical. A substantial part of our business is conducted with a limited number of customers. In 2006, Boston Scientific, Medtronic and St. Jude Medical collectively accounted for approximately 67% of our total sales, compared to 70% in 2005 and 2004. The nature and extent of our selling relationships with each CRM customer are different in terms of breadth of component products purchased, purchased product volumes, length of contractual commitment, ordering patterns, inventory management and selling prices.

We entered into an agreement with Boston Scientific in February 2005 pursuant to which Boston Scientific will purchase a minimum quantity of filtered feedthroughs at prices specified in the agreement. The period of the agreement is February 10, 2005 to December 31, 2007. Our previously disclosed agreements with Boston Scientific pursuant to which Boston Scientific purchased wet tantalum capacitors and batteries have expired. We are negotiating a follow-on agreement with targeted completion during the first quarter of 2007. Purchases and shipments of wet tantalum capacitors and batteries continue during contract negotiations.

Our ECP customers are primarily companies involved in oil and gas exploration, pipeline inspection, telematics, oceanographic equipment, seismic, communication, military and aerospace applications. We have entered into long-term supply agreements with some of our customers. For each of our products, we recognize revenue when the products are shipped and title passes.

Our CEO's View
--------------

2006 was another successful year for our Company. We experienced double-digit sales growth and achieved all of our financial goals--despite a down year in the ICD medical market and while realigning our management, business unit and manufacturing operations.

All of this was accomplished by maintaining our focus on producing the highest quality and most reliable products on the market. Additionally, we progressed our customer commitment and technological innovation to a new level. By continuing to implement our strategic plan, which includes both efficiency improvements and organic growth, in 2006 we drove sales growth and positioned ourselves for even more success ahead.

In 2006, overall sales were up 12% and net income increased 60% from the prior year. Specifically, our IMC sales were up 9%, primarily due to strong sales of new assembly products and continued growth in feedthrough, coated electrodes and molded components. In the commercial market, our ECP sales increased by 32% from the prior year. Several factors contributed to this growth including investment in sales and marketing, expansion into new emerging markets such as telematics, and investment in engineering.

During 2006 we also facilitated a transition in our management team, which included my appointment to Chief Executive Officer. In each of their respective roles, our management team has been finding new ways to proactively invest in competitive advantages for our customers. We are making significant advances in technological progress and service to our customers, and continually re-proving our distinctive value proposition. The diversity, flexibility and experience of our management team will be leveraged as the Company continues to grow.

In 2006, we exploited our technical development expertise to deliver new, innovative products into the market. For example, we believe our new "Q" battery series is the most powerful and versatile high-rate implantable battery portfolio to hit the cardiac rhythm management (CRM) market in many years--and for many years ahead. I am pleased to report that we have already begun manufacturing our Q battery series to customer specifications.

The ECP business unit significantly ramped up the manufacture of specialized cells and battery packs to meet customer demand in 2006. The performance, long life and high reliability of Electrochem products make them ideally suited for extreme applications. We expect to continue to optimize and expand our ECP business. A long-term facility expansion program is currently underway, which should enable us to continue delivering the outstanding products and service that our customers have come to expect from Electrochem.

Over the past year, we also continued to build our presence in emerging markets, including components of neuromodulation devices that deliver a wide range of neurostimulation and drug-delivery therapies, MRI-safe solutions that may revolutionize patient screening options, and to enable value-added features and functionalities.

In operations, we've made substantial progress in our second of three years of integration and realignment activity that we believe will ultimately permit us to realize our expected annual savings of $10 million per year. We intend to invest these savings in additional R&D staff and proprietary technologies, and to pursue and integrate new, complementary businesses and markets.

We launched the move of our manufacturing operations from our Columbia, Maryland facility to our new state-of-the-art facility in Tijuana, Mexico. The final closure of our Carson City, Nevada facility was delayed to accommodate a pending customer regulatory approval.

In the meantime, our Tijuana, Mexico medical development and manufacturing facility has attained ISO 13485 certification, the internationally recognized quality standard. Both the Alden and Tijuana facilities are designed specifically to offer our customers' world-class medical device manufacturing and assembly, and thus moving us further up our customers' supply-chain.

At the close of 2006, we retained an independent firm to conduct a corporate customer satisfaction survey and heard from 30 of our accounts. Greatbatch product quality, performance, and reliability were rated very high. Because of the critical nature of customer product applications, we are pleased to know that our contributions are so strong. The value of our technology-enabling designs and custom-engineering capabilities were also rated very high. We remain fully dedicated to ongoing partnerships that produce custom device solutions, from individual components to tailored assembly and sub-assembly.

This survey also noted areas for improvement in our customer service. While our first priority is always to maintain product excellence, we do need to make it easier for customers to do business with us. We already have begun to take action to simplify points of contact, streamline our quotation process, and identify ways to speed design and development without sacrificing quality.

Our goal is to deliver the highest-quality, most-reliable products in the market, in an efficient, customer-focused manner. With the majority of surveyed customers indicating they are satisfied with us, we believe we are well on our way to achieving nearly 100% customer satisfaction.

As I look ahead to 2007, our major focus will continue to be directed to the following objectives:

1. Completion of the plant consolidation initiatives at Carson City and Columbia and to exit 2007 with a cumulative annual savings run rate of $10 million;
2.   Execute our ECP plant expansion plan;
3. Streamline, optimize and expand current product offerings, operations and business processes;
4.   Introduce next generation implantable batteries, capacitors and coatings;
5. Expand our rechargeable battery portfolio in both medical and commercial markets;
6.   Further penetrate the neurostimulation market;
7. Develop components that enable patients to receive MRI scans without complications; and
8. Maintain an active business development pipeline and evaluate and pursue compelling new business opportunities.

We have an ambitious strategic agenda for 2007. I believe the leadership team is in place that will enable the Company to achieve these objectives.

Cost Savings and Consolidation Efforts
--------------------------------------

During 2006 and 2005, we recorded charges in other operating expenses related to our ongoing cost savings and consolidation efforts. Additional information is set forth at Note 11 - Other Operating Expenses of the Notes to the Consolidated Financial Statements contained at Item 8 of this report.

Severance. During the fourth quarter of 2006, we implemented a plan for consolidating our corporate and business unit organization structure. As a result, severance charges of $2.5 million were recorded in the fourth quarter of 2006. Expense of $1.5 million was recorded in our IMC segment, $0.03 million in the ECP segment and $1.0 million was recorded in unallocated operating expenses. Accrued severance related to this consolidation plan was $1.8 million as of December 29, 2006.

During the first quarter of 2005, we implemented a 4% workforce reduction as a continuation of cost containment efforts initiated mid-year 2004. As a result, severance charges of $1.5 million were recorded and paid in 2005. Expense of $0.9 million was recorded in our IMC segment, $0.2 million in our ECP segment and $0.4 million was recorded in unallocated operating expenses.

Alden Facility Consolidation. Beginning in the first quarter of 2005 and ending in the second quarter of 2006 we consolidated our medical capacitor manufacturing operations in Cheektowaga, NY, and our implantable medical battery manufacturing operations in Clarence, NY, into our advanced power source manufacturing facility in Alden, NY ("Alden facility"). We also consolidated the capacitor research, development and engineering operations from our Cheektowaga, NY facility into our Technology Center in Clarence, NY.

The total expense for these consolidation efforts was $3.4 million, which was below our original estimate of $3.5 million to $4.0 million. The expenses for the Alden Facility consolidation are included in the IMC business segment. Of these, $2.6 million were paid in cash and $0.8 million were for assets written-off.

Carson City Facility Shutdown and Tijuana Facility Consolidation No. 1. On March 7, 2005, we announced our intent to close our Carson City, NV facility ("Carson City facility") and consolidate the work performed at that facility into our Tijuana, Mexico facility ("Tijuana facility consolidation No. 1").

We have delayed the anticipated final closing of the Carson City Facility until the second quarter of 2007 in order to accommodate a customer's pending regulatory approval. If this regulatory approval is delayed further, additional costs could be incurred. The total revised estimate for this plan is anticipated to be between $7.4 million and $7.6 million, of which $7.2 million has been incurred through December 29, 2006. All categories of costs are considered to be cash expenditures, except for $0.6 million of accelerated depreciation.

Once the moves are completed, we anticipate annual cost savings in the range of $2.5 million to $3.1 million. The expenses for our Carson City Facility shutdown and the Tijuana Facility consolidation No. 1 are included in our IMC business segment.

Columbia Facility & ARL Shutdown, Tijuana Facility Consolidation No. 2, and RD&E Consolidation. On November 16, 2005, we announced our intent to close both our Columbia, MD facility ("Columbia facility") and our Fremont, CA Advanced Research Laboratory ("ARL"). The manufacturing operations at our Columbia facility will be moved into our Tijuana facility ("Tijuana facility consolidation No. 2"). The research, development and engineering ("RD&E") and product development functions at the Columbia facility and at ARL will be relocated to our Technology Center in Clarence, NY.

The total estimated cost for this facility consolidation plan is anticipated to be between $7.9 million and $8.3 million of which $6.3 million has been incurred through December 29, 2006. The ARL move and closure portion of this consolidation project is complete. We expect to incur and pay the remaining costs of the consolidation project over the next two fiscal quarters through June 2007. All categories of costs are considered to be cash expenditures, except for $0.5 million of accelerated depreciation and asset write-offs. Once the moves are completed, the Company anticipates annual cost savings in the range of $5.0 million to $6.0 million. The expenses for the Columbia Facility and ARL shutdowns, the Tijuana Facility consolidation No. 2 and the RD&E consolidation are included in the IMC business segment.

Our Critical Accounting Estimates
---------------------------------

The preparation of our consolidated financial statements in accordance with generally accepted accounting principles in the United States of America ("GAAP") requires us to make estimates and assumptions that affect reported amounts and related disclosures. The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements. Management considers an accounting estimate to be critical if:

o It requires assumptions to be made that were uncertain at the time the estimate was made; and
o Changes in the estimate or different estimates that could have been selected could have a material impact on our consolidated results of operations, financial position or cash flows.

Our most critical accounting estimates are described below. We also have other policies that we consider key accounting policies, such as our policies for revenue recognition; however, these policies do not meet the definition of critical accounting estimates, because they do not generally require us to make estimates or judgments that are difficult or subjective.


--------------------------------------- ------------------------------------------------- ------------------------------------------
  Balance Sheet Caption / Nature of                                                         Effect of Variations of Key Assumptions
        Critical Estimate Item                    Assumptions / Approach Used                             Used
--------------------------------------- ------------------------------------------------- ------------------------------------------
Goodwill and other indefinite lived     We perform an annual review on the last day       We make certain estimates and assumptions
intangible assets                       of each fiscal year, or more frequently if        that affect the determination of the
                                        indicators of potential impairment exist, to      expected future cash flows from our
Goodwill is initially recorded when     determine if the recorded goodwill and other      reporting units.  These estimates and
the purchase price paid for an          indefinite lived intangible assets are            assumptions include sales growth, cost of
acquisition exceeds the estimated       impaired.  We assess goodwill for impairment by   capital, and other key projections of
fair value of the net identified        comparing the fair value of our reporting units   future cash flows.  Significant changes in
tangible and intangible assets          to their carrying value to determine if there     these estimates and assumptions could
acquired.  Other indefinite lived       is potential impairment.  If the fair value of    create future impairment losses in our
intangible assets such as trademarks    a reporting unit is less than its carrying        reporting units.
and tradenames are considered           value, an impairment loss is recorded to the
non-amortizing intangible assets as     extent that the implied fair value of the         For indefinite lived assets such as
they are expected to generate cash      goodwill within the reporting unit is less than   trademarks and tradenames, we make certain
flows indefinitely.  These assets are   its carrying value.  Fair values for goodwill     estimates of revenue streams, royalty
subject to estimation risks related     are determined based primarily on discounted      rates and other future benefits accruing
to the purchase price allocation        cash flows, however where appropriate, market     to us. Significant changes in these
conducted at acquisition.               multiples or appraised values are also used.      estimates could create future impairments
                                        Indefinite lived intangible assets such as        of these indefinite lived intangible
                                        trademarks and tradenames are evaluated for       assets.
                                        impairment by using the income approach.  This
                                        method is used to estimate the value of
                                        intangibles by considering the present worth of
                                        the stream of future benefits accruing to the
                                        owner of these assets. These future benefits
                                        are quantified by assuming a "Relief from
                                        Royalty."  The concept underlying this method
                                        is that the user realizes an enhanced earnings
                                        capacity from ownership of the intangible asset
                                        equal to the royalty they would have to pay a
                                        third party for use of the name.
--------------------------------------- ------------------------------------------------- ------------------------------------------

--------------------------------------- ------------------------------------------------- ------------------------------------------
  Balance Sheet Caption / Nature of                                                         Effect of Variations of Key Assumptions
        Critical Estimate Item                    Assumptions / Approach Used                             Used
--------------------------------------- ------------------------------------------------- ------------------------------------------
Stock-based compensation                We utilize the Black-Scholes Options Pricing      Option pricing models were developed for
                                        Model to determine the fair value of stock        use in estimating the value of traded
Prior to fiscal year 2006, we           options under SFAS No. 123(R), consistent with    options that have no vesting restrictions
accounted for stock options following   that used for pro forma disclosures in prior      and are fully transferable.  Because our
the requirements of Accounting          years.  We are required to make certain           share-based payments have characteristics
Principles Board Opinion No. 25,        assumptions with respect to selected model        significantly different from those of
Accounting for Stock Issued to          inputs, including anticipated changes in the      freely traded options, and because changes
Employees, and related                  underlying stock price (i.e., expected            in the subjective input assumptions can
interpretations, which did not          volatility) and option exercise activity (i.e.,   materially affect our estimates of fair
require us to record compensation       expected life).  Expected volatility is based     values, existing valuation models may not
expense for fixed stock options if      on the historical volatility of our stock over    provide reliable measures of the fair
the exercise price of the option        the most recent period commensurate with the      values of our share-based compensation.
equaled or exceeded the fair market     estimated expected life of the stock options.     Consequently, there is a risk that our
value of our stock at the grant date.   The expected life of options granted, which       estimates of the fair values of our
For restricted stock awards, the fair   represents the period of time that the options    share-based compensation awards may bear
market value of the award was           are expected to be outstanding, is based,         little resemblance to the actual values
recorded to compensation expense on a   primarily, on historical data.  The expected      realized upon the exercise, expiration or
straight-line basis over the vesting    dividend yield is based on our history and        forfeiture of those share-based payments
period.                                 expectation of dividend payouts.  The risk-free   in the future.  Stock options may expire
                                        rate is based on the U.S. Treasury yield curve    worthless or otherwise result in zero
Beginning in fiscal year 2006, we       in effect at the time of grant for a period       intrinsic value as compared to the fair
adopted Financial Accounting            commensurate with the estimated expected life.    values originally estimated on the grant
Standards Board Statement of                                                              date and reported in our condensed
Financial Accounting Standards No.      For restricted stock awards, the fair market      consolidated financial statements.
123 (revised 2004), Share-Based         value of the award is determined based upon the   Alternatively, value may be realized from
Payment ("SFAS No. 123(R)"), and        closing value of our stock price on the grant     these instruments that is significantly in
related Securities and Exchange         date.                                             excess of the fair values originally
Commission rules included in Staff                                                        estimated on the grant date and reported
Accounting Bulletin No. 107.  Under     Compensation cost for performance-based stock     in our condensed consolidated financial
SFAS No. 123(R) we are now required     options and restricted stock units is             statements. There are significant
to record compensation costs related    reassessed each period and recognized based       differences among valuation models.  This
to all stock-based awards.              upon the probability that the performance         may result in a lack of comparability with
                                        targets will be achieved. That assessment is      other companies that use different models,
Compensation cost for service-based     based upon our actual and expected future         methods and assumptions.  There is also a
stock options and restricted stock      performance as well as that of the individuals    possibility that we will adopt a different
awards is recognized ratably over the   who have been granted performance-based awards.   valuation model in the future.  This may
applicable vesting period.                                                                result in a lack of consistency in future
Compensation cost for                   Stock-based compensation expense is only          periods and may materially affect the fair
performance-based stock options and     recorded for those awards that are expected to    value estimate of share-based payments.
restricted stock units is reassessed    vest.  Forfeiture estimates for determining
each period and recognized based upon   appropriate stock-based compensation expense      There is a high degree of subjectivity
the probability that the performance    are estimated at the time of grant based on       involved in selecting fair value and
targets will be achieved.               historical experience and demographic             forfeiture assumptions. If factors change
                                        characteristics. Revisions are made to            and result in different assumptions in the
                                        those estimates in subsequent periods if          application of SFAS No. 123(R) in future
                                        actual forfeitures differ from estimated          periods, the expense that we record for
                                        forfeitures.                                      future grants may differ significantly
                                                                                          from what we have recorded in the current
                                                                                          period. Additionally, changes in
                                                                                          performance of the Company or individuals
                                                                                          who have been granted performance-based
                                                                                          awards that affect the likelihood that
                                                                                          performance based targets are achieved
                                                                                          could materially impact theamount of
                                                                                          stock-based compensation expense
                                                                                          recognized.
--------------------------------------- ------------------------------------------------- ------------------------------------------

--------------------------------------- ------------------------------------------------- ------------------------------------------
  Balance Sheet Caption / Nature of                                                         Effect of Variations of Key Assumptions
        Critical Estimate Item                    Assumptions / Approach Used                             Used
--------------------------------------- ------------------------------------------------- ------------------------------------------
Inventories                             Inventory standard costing requires complex       Variations in methods or assumptions could
                                        calculations that include assumptions for         have a material impact on our results.  If
Inventories are stated at the lower     overhead absorption, scrap, sample                our demand forecast for specific products
of cost, determined using the           calculations, manufacturing yield estimates and   is greater than actual demand and we fail
first-in, first-out method, or          the determination of which costs are              to reduce manufacturing output
market.                                 capitalizable.  The valuation of inventory        accordingly, we could be required to
                                        requires us to estimate obsolete or excess        record additional inventory reserves,
                                        inventory as well as inventory that is not of     which would have a negative impact on our
                                        saleable quality.                                 net income.
--------------------------------------- ------------------------------------------------- ------------------------------------------
Long-lived assets                       We assess the impairment of long-lived assets     Estimation of the useful lives of assets
                                        when events or changes in circumstances           that are long-lived requires significant
Property, plant and equipment,          indicate that the carrying value of the assets    management judgment.  Events could occur,
definite-lived intangible assets, and   may not be recoverable.  Factors that we          including changes in cash flow that would
other long-lived assets are carried     consider in deciding when to perform an           materially affect our estimates and
at cost.  This cost is charged to       impairment review include significant             assumptions related to depreciation.
depreciation or amortization expense    under-performance of a business or product line   Unforeseen changes in operations or
over the estimated life of the          in relation to expectations, significant          technology could substantially alter the
operating assets primarily using        negative industry or economic trends, and         assumptions regarding the ability to
straight-line rates.  Long-lived        significant changes or planned changes in our     realize the return of our investment in
assets acquired through acquisition     use of the assets.  Recoverability potential is   operating assets and therefore the amount
are subject to the estimation risks     measured by comparing the carrying amount of      of depreciation expense to charge against
related to the initial purchase price   the asset group to the related total future       both current and future sales.  Also, as
allocation and the on-going             undiscounted cash flows.  If an asset group's     we make manufacturing process conversions
impairment assessment.  Long-lived      carrying value is not recoverable through         and other factory planning decisions, we
assets acquired in the ordinary         related cash flows, the asset group is            must make subjective judgments regarding
course of business are also subject     considered to be impaired.  Impairment is         the remaining useful lives of our assets,
to impairment assessment.               measured by comparing the asset group's           primarily manufacturing equipment and
                                        carrying amount to its fair value, based on the   building improvements.
                                        best information available, including market
                                        prices or discounted cash flow analyses.  When
                                        it is determined that useful lives of assets
                                        are shorter than originally estimated, and
                                        there are sufficient cash flows to support the
                                        carrying value of the asset group, we
                                        accelerate the rate of depreciation in order to
                                        fully depreciate the assets over their new
                                        shorter useful lives.
--------------------------------------- ------------------------------------------------- ------------------------------------------

--------------------------------------- ------------------------------------------------- ------------------------------------------
  Balance Sheet Caption / Nature of                                                         Effect of Variations of Key Assumptions
        Critical Estimate Item                    Assumptions / Approach Used                             Used
--------------------------------------- ------------------------------------------------- ------------------------------------------
Provision for income taxes              In relation to recording the provision for        Changes could occur that would materially
                                        income taxes, management must estimate the        affect our estimates and assumptions
In accordance with the liability        future tax rates applicable to the reversal of    regarding deferred taxes.  Changes in
method of accounting for income taxes   temporary differences, make certain assumptions   current tax laws and tax rates could
specified in Statement of Financial     regarding whether book/tax differences are        affect the valuation of deferred tax
Accounting Standards No. 109,           permanent or temporary and if temporary, the      assets and liabilities, thereby changing
Accounting for Income Taxes, the        related timing of expected reversal.  Also,       the income tax provision. Also,
provision for income taxes is the sum   estimates are made as to whether taxable          significant declines in taxable income
of income taxes both currently          operating income in future periods will be        could materially impact the realizable
payable and deferred.  The changes in   sufficient to fully recognize any gross           value of deferred tax assets. At December
deferred tax assets and liabilities     deferred tax assets.  If recovery is not          29, 2006, we had $13.6 million of deferred
are determined based upon the changes   likely, we must increase our provision for        tax assets on our balance sheet and a
in differences between the bases of     taxes by recording a valuation allowance          valuation allowance of $4.3 million
assets and liabilities for financial    against the deferred tax assets that we           against potential non-utilizable deferred
reporting purposes and the tax bases    estimate will not ultimately be recoverable.      tax assets. A 1% increase in the
of assets and liabilities as measured   Alternatively, we may make estimates about the    effective tax rate would increase the
by the enacted tax rates that           potential usage of deferred tax assets that       current year provision by $0.3 million,
management estimates will be in         decrease our valuation allowances.                reducing fully diluted earnings per share
effect when the differences reverse.                                                      by $0.01 based on shares outstanding at
                                        The calculation of our tax liabilities involves   December 29, 2006.
Beginning in 2007, we adopted           dealing with uncertainties in the application
Financial Accounting Standards Board    of complex tax regulations.  We recognize
Interpretation No. 48, Accounting for   liabilities for anticipated tax audit issues in
Uncertainty in Income Taxes--an         the U.S. and other tax jurisdictions based on
interpretation of FASB Statement        our estimate of whether, and the extent to
No. 109, to assess and record income    which, additional income taxes will be due.  If
tax uncertainties.  The adoption of     we ultimately determine that payment of these
this interpretation did not have a      amounts is unnecessary, we reverse the
material impact on our financial        liability and recognize a tax benefit during
statements.                             the period in which we determine that the
                                        liability is no longer necessary. We
                                        record an additional charge in our
                                        provision for income taxes in the period
                                        in which we determine that the recorded
                                        tax liability under the criteria
                                        established by Statement of Financial
                                        Accounting Standard No. 5, Accounting
                                        for Contingencies is less than we expect
                                        the ultimate assessment to be.
--------------------------------------- ------------------------------------------------- ------------------------------------------

Our Financial Results
---------------------

The commentary that follows should be read in conjunction with our consolidated financial statements and related notes. We utilize a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31st. Fiscal years 2006, 2005 and 2004 ended on December 29, December 30 and December 31, respectively.

Results of Operations Table
                                                     Year ended
                                               ----------------------------         2006-2005             2005-2004
                                               Dec. 29,  Dec. 30,  Dec. 31,  --------------------- ---------------------
Dollars in thousands, except per share data      2006      2005      2004    $  Change   % Change  $  Change   % Change
---------------------------------------------------------------------------- --------------------- ---------------------
IMC
   ICD batteries                               $ 45,140  $ 45,803  $ 35,742  $     (663)       -1% $   10,061        28%
   Pacemaker and other batteries                 21,090    21,708    19,434        (618)       -3%      2,274        12%
   ICD capacitors                                16,780    20,709    21,981      (3,929)      -19%     (1,272)       -6%
   Feedthroughs                                  64,578    59,210    47,387       5,368         9%     11,823        25%
   Enclosures                                    23,904    23,866    21,709          38         0%      2,157        10%
   Other                                         55,915    36,618    26,402      19,297        53%     10,216        39%
                                               ----------------------------- -------------------------------------------
Total IMC                                       227,407   207,914   172,655      19,493         9%     35,259        20%
ECP                                              43,735    33,183    27,464      10,552        32%      5,719        21%
                                               ----------------------------- -------------------------------------------
Total sales                                     271,142   241,097   200,119      30,045        12%     40,978        20%
Cost of sales - excluding amortization of
 intangible assets                              164,885   151,543   119,397      13,342         9%     32,146        27%
Cost of sales - amortization of intangible
 assets                                           3,813     3,841     4,002         (28)       -1%       (161)       -4%
                                               ----------------------------- -------------------------------------------
Total cost of sales                             168,698   155,384   123,399      13,314         9%     31,985        26%
Cost of sales as a % of sales                      62.2%     64.4%     61.7%                 -2.2%                  2.7%

Selling, general, and administrative expenses    38,785    31,528    26,719       7,257        23%      4,809        18%
SG&A as a % of sales                               14.3%     13.1%     13.4%                  1.2%                 -0.3%

Research, development and engineering costs,
 net                                             24,225    18,725    18,476       5,500        29%        249         1%
RD&E as a % of sales                                8.9%      7.8%      9.2%                  1.1%                 -1.4%

Other operating expense                          17,058    18,574     4,585      (1,516)       -8%     13,989       305%
                                               ----------------------------- -------------------------------------------
Operating income                                 22,376    16,886    26,940       5,490        33%    (10,054)      -37%
Operating margin                                    8.3%      7.0%     13.5%                  1.3%                 -6.5%

Interest expense                                  4,605     4,613     4,535          (8)        0%         78         2%
Interest income                                  (5,775)   (3,113)   (1,235)     (2,662)       86%     (1,878)      152%
Other (income) expense, net                          12       (78)      (92)         90      -115%         14       -15%
Provision for income taxes                        7,408     5,357     9,514       2,051        38%     (4,157)      -44%
Effective tax rate                                 31.5%     34.6%     40.1%                 -3.1%                 -5.5%
                                               ----------------------------- -------------------------------------------
Net income                                     $ 16,126  $ 10,107  $ 14,218  $    6,019        60% $   (4,111)      -29%
                                               ============================= ===========================================
Net margin                                          5.9%      4.2%      7.1%                  1.7%                 -2.9%

Diluted earnings per share                     $   0.73  $   0.46  $   0.66  $     0.27        59% $    (0.20)      -30%

Fiscal 2006 Compared with Fiscal 2005

Sales

We achieved sales growth of 12% in 2006 compared to 2005. This growth was accomplished during a period in which the underlying CRM market, which represents over 80% of our total sales, was in decline. This growth is even more favorable considering that 2005 results include the favorable benefit of approximately $10.0 million to $15.0 million in ICD marketplace field actions. Another sales highlight for 2006 was our ECP business, which grew 32% through a combination of increased market penetration, new product introductions and greater value-added pack assembly.

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

We achieved year-over-year growth of 9% from our medical business. This growth was accomplished despite the underlying CRM market being down compared to the prior year and an approximate 2% reduction in selling prices. Assembly products, feedthroughs, coated electrodes and machined components were the primary growth drivers. The assembly business was a new opportunity that was launched in the second half of 2005. Growth in feedthroughs, coated products and machined components represents market share penetration with both our domestic and international customers. We believe these products will continue to represent a near term growth opportunity for the Company as we continue to penetrate the market and bring new technology to our customers.

Our ICD battery product line declined by 1% during 2006, commensurate with the market and the market share shifts amongst our customers. The decline in sales was primarily due to lower volume with U.S. based customers and the approximate 2% reduction in selling prices, partially offset by strong European customer sales. This growth represents increased adoption of our high rate battery technology. We expect pricing pressure from our larger customers to continue in the future.

The capacitor business also experienced a decline in sales. Capacitor sales declined by $4 million or 19%, primarily attributable to the actions taken by a single customer in late 2005 to further vertically integrate its operations. We believe the impact on our financial results of this customer's actions stabilized in 2006. The capacitor product line represents a significant growth opportunity and we continue to invest in advancing our technology to best position our product in the marketplace.

ECP. Similar to IMC customers, we have pricing arrangements with our customers that many times do not specify minimum quantities. Our visibility to customer ordering patterns is over a relatively short period of time.

ECP sales grew by 32% in 2006 through a combination of increased market penetration, new product introductions and greater value-added pack assembly. The oil and gas exploration market remains robust due to the increased demand for products used in pipeline inspections, pressure monitoring and measurement while drilling applications. In addition, our presence in the emerging telematics market has provided incremental sales opportunities.

2007 Sales Outlook

We expect both IMC and ECP sales to increase by approximately 10% next year, resulting in a full year sales range of $295 million to $305 million. We have assumed an underlying medical market growth rate of 5% for next year. The forecasted increase of 10% or nearly twice the growth of the underlying market reflects our confidence that we will continue to increase our market share with our existing customer base and penetrate new customer opportunities.

Cost of Sales

Changes from the prior year to cost of sales as a percentage of sales were primarily due to the following:

                                                                     Year Ended
                                                                    December 29,
                                                                         2006
                                                                         ----
Production efficiencies primarily associated with
higher volumes (a)                                                       -6.5%
Excess capacity at wet tantalum capacitor facility (b)                   -0.8%
Excess capacity at Tijuana, Mexico facility (c)                           0.4%
Mix change (d)                                                            4.2%
Other                                                                     0.5%
                                                                          ----
Total percentage point change to cost of sales as a
percentage of sales                                                      -2.2%
                                                                         =====

a. This decrease in cost of sales was primarily due to the fact that as production volumes increase, fixed costs such as plant overhead and depreciation do not increase at the same rate. The production volume increase was necessary to accommodate the increased sales and to replenish safety stocks.
b. During 2005, the capacitor facility was not being utilized to its full capacity. The cost associated with the excess capacity was eliminated in 2006 as capacitor manufacturing was consolidated into the Alden Facility. In accordance with our inventory accounting policy, excess capacity costs were expensed in 2005.
c. The Tijuana, Mexico facility was new in 2005 and its infrastructure and floor space were coming on line during 2005 and therefore the full cost of the capacity was not in place. In 2006, the Tijuana facility was on-line for the entire year and excess capacity costs in 2006 exceeded those in 2005. In accordance with our inventory accounting policy, excess capacity costs were expensed.
d. The revenue increase from 2005 was primarily in other IMC sales, which generally have lower margins.

We expect cost of sales as a percentage of sales to decrease over the next several years. This is a result of our consolidation efforts and the elimination of excess capacity, partially offset by a continuing shift in product mix towards lower margin products. Excess capacity for the Tijuana facility is not expected to be eliminated until mid-2007 when the last announced consolidation effort is anticipated to be completed (see the "Cost Savings and Consolidation Efforts" section of this Item for additional information).

Cost of Sales - Amortization of Intangible Assets

Amortization expense for 2006 was consistent with 2005.


SG&A Expenses

Changes from the prior year to SG&A expenses were primarily due to the following (in millions):
                                                                    Year Ended
                                                                   December 29,
                                                                      2006
                                                                      ----
SFAS No. 123(R) stock-based compensation expense (a)                  $ 3.2
CEO transition and retirement expenses (b)                              1.2
Information technology (c)                                              1.2
Increased sales and marketing workforce (d)                             0.5
Director fees (e)                                                       0.4
Other                                                                   0.8
                                                                        ---
    Net increase in SG&A                                              $ 7.3
                                                                      =====

a. As a result of the adoption of SFAS No. 123(R), we began expensing stock options in 2006, which had a material impact on SG&A costs. The increase in stock-based compensation expense is expected to continue into the future as additional stock-based awards are made.
b. Amounts relate to the additional stock-based compensation costs recorded in connection with the retirement and replacement of our former CEO and former Senior Vice President of Administration. These costs were recorded due to acceleration provisions in our executive retirement guidelines as well as costs associated with additional grants awarded to facilitate the transition.
c. The increase in information technology costs was a result of our continuing investment in the infrastructure of our Company in order to support our growth. The increase in information technology expense is expected to continue into the future as the Company continues to grow.
d. The increased workforce expense was primarily a result of the Company's efforts to increase the marketing and sales of its products.
e. The increase in Director fees primarily relates to the adoption of a new Director compensation program in 2006. This program was designed and approved by the Corporate Governance Committee of the Board of Directors.

SG&A expenses are expected to decrease in 2007 by approximately 3% from 2006 levels. We expect the savings from our realignment plan announced in November to partially offset any planned new hires or inflationary increases.

RD&E Expenses

Net research, development and engineering costs were as follows (in millions):

                                                                           Year ended
                                                                  ----------------------------
                                                                   December 29,  December 30,
                                                                       2006           2005
                                                                  -------------- -------------

Research and development costs                                     $       16.1   $      17.1
                                                                  -------------- -------------

Engineering costs                                                           9.9           5.5
Less cost reimbursements                                                   (1.8)         (3.9)
                                                                  -------------- -------------
Engineering costs, net                                                      8.1           1.6
                                                                  -------------- -------------
Total research and development and engineering costs, net          $       24.2   $      18.7
                                                                  ============== =============

The increase in RD&E expenses for 2006 was primarily due to the planned headcount increase in engineering personnel costs, as we continue to invest substantial resources to develop new products. Reimbursement on product development projects decreased compared to last year primarily due to the achievement of significant milestones on one large project in 2005 that did not reoccur in 2006. Reimbursements for achieving certain development milestones are netted against gross spending.

In 2007 RD&E expenses are expected to be approximately 9% to 10% of sales, reflecting our continued development of and investment in core product technologies.

Other Operating Expenses

Other operating expenses are as follows (in millions):

                                                            Year Ended
                                                  -------------------------------
                                                   December 29,     December 30,
                                                        2006            2005
                                                  ---------------   -------------
Alden facility consolidation (a)                   $         0.6    $        2.8
Carson City facility shutdown and Tijuana
facility consolidation No. 1 (a)                             2.7             4.5
Columbia facility shutdown, Tijuana facility
consolidation No. 2 and RD&E consolidation (a)               5.1             1.1
Tijuana facility start-up (b)                                  -             1.4
Asset dispositions and other (c)                             6.2             7.3
Severance (a)                                                2.5             1.5
                                                  ---------------   -------------
                                                   $        17.1    $       18.6
                                                  ===============   =============

(a) Refer to the "Cost Savings and Consolidation Efforts" section of this Item for disclosure related to the timing and level of remaining expenditures for these items as of December 29, 2006.

(b) Other Tijuana facility start-up expenses (not associated with the Carson City facility or Columbia Facility consolidations) during 2005 amounted to $1.4 million. These expenses are primarily related to the initial start-up of the value-added assembly business.
(c) During 2006, the Company recorded a loss of $4.4 million related to the write-off of a battery test system that was under development. Upon completion of the Company's engineering and technical evaluation, it was determined that the system could not meet the required specifications in a cost effective manner. This charge was included in the IMC business segment. The remaining expense for 2006 includes $1.0 million of various asset dispositions and $0.8 million for professional fees related to a potential acquisition that was no longer considered probable.

     During 2005, a $2.8 million charge was recorded for the write-down of automated cathode assembly equipment for the IMC segment. The remaining expense for 2005 relates to various asset dispositions of approximately $3.3 million and the cost to exit a development agreement of $1.2 million.

     Prior year amounts have been conformed to the current year presentation.

In 2007 plant relocation and asset disposition expenses are expected to be approximately $2.6 million to $3.4 million.

Interest Expense and Interest Income

Interest expense was consistent with 2005, and is primarily related to the contingent convertible notes. Interest income increased during 2006 in comparison to 2005 due to higher interest rates on higher cash and short-term investment balances.

Provision for Income Taxes

Our effective tax rate is lower than the U.S. statutory rate due to the allowable Extraterritorial Income Exclusion ("ETI"), the Qualified Production Activities Deduction and the Federal Research and Development Credit. In 2006 the net ETI benefits had a greater impact on the effective tax rate than in 2005. As a result, our effective tax rate was reduced to 31.5% in 2006 compared to 34.6% in 2005.

We expect our effective tax rate to be approximately 34% to 35% in 2007.

Fiscal 2005 Compared with Fiscal 2004

Sales

IMC. The 2005 results include the benefit of market place customer field actions surrounding ICD products. We estimate that the favorable benefit of marketplace field actions was approximately $10.0 million to $15.0 million in 2005.

Moving beyond the field actions, the increase in demand was not isolated to any one customer. We saw strength across all of our products and our entire customer base.

The increase in IMC sales of 20% for 2005 was primarily due to increased demand for ICD batteries, filtered feedthroughs, coated components and medical enclosures offset by an average 2% reduction in selling prices.

ECP. The ECP sales increase of 21% for 2005 was driven by the following factors:
First, an expanded commercial sales force. We aggressively pursued new business opportunities and were successful on many of these fronts.

Second, we significantly reduced our manufacturing lead times at our Canton, Massachusetts facility, which allowed us to be more responsive to our customers' needs. Reduced lead times allowed us to win customer orders that would normally have gone to other suppliers.

The third factor that contributed to our positive commercial results was favorable market dynamics. The oil and gas exploration market was robust due to the increased demand for products used in pipeline inspections, pressure monitoring and measurement while drilling applications. In addition, we saw an increase in demand for power sources used in wave monitoring and seismic recording, due to increased Tsunami related concerns, mainly in the international markets.

Cost of Sales

The 2005 impact on cost of sales as a percentage of sales was primarily due to the following factors:

                                                                                               Year ended
                                                                                              December 30,
                                                                                                  2005
                                                                                           -------------------
Production efficiencies primarily associated with higher volumes (a)                                     -3.4%
Excess capacity at wet tantalum capacitor and Tijuana facilities (b)                                      2.2%
Lower IMC selling prices (c)                                                                              1.5%
Profit sharing accruals and incentive compensation (d)                                                    0.3%
Warranty (e)                                                                                              1.0%
Other                                                                                                     1.1%
                                                                                           -------------------
   Total percentage point impact on cost of sales as a percentage of sales                                2.7%
                                                                                           ===================

a. This decrease in cost of sales was primarily due to the fact that as production volumes increase, fixed costs such as plant overhead and depreciation do not increase at the same rate.
b. During 2005, two facilities were not being utilized to their full capacity. The capacitor facility was initially established to handle higher levels of production quantities. The Tijuana facility was new for 2005 and as a result its floor space and infrastructure were under utilized. See the "cost savings and consolidation" section of this Item for additional information.
c. Sales prices for IMC products are subject to pricing agreements with customers. Many times these agreements allow for changes in price due to customer specific levels of demand.
d. Based on several metrics, 2005's profit sharing and incentive calculations were higher than in 2004.
e. We incurred incremental warranty costs in 2005 to settle customer claims related to the IMC segment.

SG&A Expenses

The increase in SG&A expenses for 2005 was primarily due to the following factors (in millions):

                                                                            Year ended
                                                                           December 30,
                                                                               2005
                                                                        ------------------

Higher incentive compensation                                            $            3.4
Increase in sales and marketing workforce                                             1.0
Depreciation related to ERP system partially installed in 2004                        1.5
Costs associated with Sarbanes-Oxley compliance                                      (0.5)
Other, including costs associated with the new Tijuana Facility                      (0.6)
                                                                        ------------------
    Net increase in SG&A                                                 $            4.8
                                                                        ==================

RD&E Expenses

Net research, development and engineering costs were as follows (in millions):

                                                                               Year ended
                                                                       ---------------------------
                                                                       December 30,  December 31,
                                                                           2005           2004
                                                                       ------------- -------------

Research and development costs                                         $       17.1   $      15.8
                                                                       ------------- -------------

Engineering costs                                                               5.5           6.7
Less cost reimbursements                                                       (3.9)         (4.0)
                                                                       ------------- -------------
Engineering costs, net                                                          1.6           2.7
                                                                       ------------- -------------
Total research and development and engineering costs, net              $       18.7   $      18.5
                                                                       ============= =============

Gross RD&E spending was slightly higher in 2005 compared to 2004. Expenses increased during 2005 due to increased staffing in RD&E to support increased research initiatives for IMC. These expenses were offset by the QHR battery product line moving from the development stage into production ($1.3 million). The gross costs in each year were offset by repayments for development efforts for projects where the Company is reimbursed for achieving certain development milestones. These reimbursements were 4% lower in 2005 compared to 2004, resulting in the increase in net expense.

Other Operating Expenses

Other operating expenses for 2005 and 2004 comprised the following costs (in millions):

                                                                                 Year ended
                                                                       -------------------------------
                                                                         December 30,    December 31,
                                                                             2005            2004
                                                                       ----------------  -------------

Carson City facility shutdown (a)                                      $           4.5   $          -
Alden facility consolidation (a)                                                   2.8              -
Tijuana facility start-up (a)                                                      1.4            0.9
Severance (a)                                                                      1.5            0.8
Columbia Facility and ARL shutdown (a)                                             1.1              -
Costs to exit development agreement (b)                                            1.2              -
Asset dispositions and other (c)                                                   6.1            0.9
Patent acquisition (d)                                                               -            2.0
                                                                       ----------------  -------------
                                                                       $          18.6   $        4.6
                                                                       ================  =============

a. Refer to "Cost Savings and Consolidation Efforts" portion of this Item for disclosure related to the timing and level of remaining expenditures for these items as of December 30, 2005. In 2004, the severance charge was from a 7% mid-year reduction in workforce.
b. The $1.2 million charge was recorded in other operating expenses during the second quarter of 2005 for charges associated with the discontinuation of a drug pump development agreement, which was transferred back to the customer for further development.
c. This caption includes a $2.8 million write-down of automated cathode assembly equipment in 2005. This charge was primarily related to a decision not to continue to use some battery production equipment. The manufacturing process related to this equipment did not match our overall manufacturing strategy. Remaining expenditures in 2005 and 2004 were primarily for asset disposals of approximately $3.3 million and $0.9 million, respectively.
d. The charge is associated with patents acquired in the second quarter of 2004. These patents cover how capacitors are used in an ICD. Although management believes the patents could have been successfully challenged in court proceedings, a decision was made to acquire the patents and remove this as a potential obstacle for existing customers to more fully adopt wet tantalum technology and for potential customers to initially adopt the technology.

     2005 amounts have been conformed to the current year presentation.

Interest Expense and Interest Income

Interest expense in 2005 was consistent with 2004, and was primarily related to the contingent convertible notes. Interest income increased during 2005 in comparison to 2004 due to higher interest rates on higher cash and short-term investment balances.

Provision for Income Taxes

Our effective tax rate is below the United States statutory rate primarily as a result of federal research and development tax credits and the allowable ETI for 2005. The effective tax rate in 2004 was higher than in 2005 primarily due to the recognition of a valuation allowance against state investment tax credits that were no longer deemed more likely than not to be realized.

Liquidity and Capital Resources

                                                                                   As of
                                                                        December 29,     December 30,
(Dollars in millions)                                                       2006             2005
                                                                      ----------------- --------------

Cash and cash equivalents and short-term investments (a)              $          142.6  $       112.1
Working capital(b)                                                    $          199.1  $       152.0
Current ratio                                                                  5.7:1.0        4.5:1.0

a. Short-term investments consist of securities acquired with maturities that exceed three months and are less than one year at the time of acquisition, equity securities classified as available-for-sale, and auction rate securities.
b. Working capital increased by approximately $47.1 million. Net cash provided by operating activities of $39.2 million and $3.6 million, net of tax, of unrealized gains on short-term investments available for sale during the period are the primary drivers behind this increase.

We maintain a three-year $50.0 million revolving credit facility (the "Revolver"), which contains a $10.0 million sub-limit for the issuance of commercial or standby letters of credit. The Revolver is secured by our non-realty assets including cash, accounts and notes receivable, and inventories and has an expiration date of May 31, 2008. The Revolver requires us to comply with two quarterly financial covenants, as defined. The first relates to the ratio of consolidated net earnings or loss before interest, taxes, depreciation, and amortization ("EBITDA") to fixed charges. The second is a leverage ratio, which is calculated based on the ratio of consolidated funded debt less cash, cash equivalent investments and short-term investments to consolidated EBITDA. Interest rates under the Revolver vary with our leverage. We are required to pay a commitment fee of between 0.125% and 0.250% per annum on the unused portion of the Revolver based on our leverage. As of December 29, 2006, we had no balance outstanding on the Revolver.

Our principal sources of liquidity are our operating cash flow combined with our working capital of $199.1 million at December 29, 2006 and availability under our Revolver. Historically we have generated cash from operations sufficient to meet our capital expenditure and debt service needs, other than for acquisitions. At December 29, 2006, our current ratio was 5.7:1.0.

We regularly engage in discussions relating to potential acquisitions and may announce an acquisition transaction at any time. We continually assess our financing facilities and capital structure to ensure liquidity and capital levels are sufficient to meet our strategic objectives.

Given the significant growth in our ECP business, we will be initiating a facility and equipment expansion project in 2007. This investment in a new facility will enable us to maintain and grow existing business while capturing new growth opportunities. The expected completion of this $28 million expansion project is early 2008. Sufficient capacity is currently in place to meet our planned growth objectives in 2007.

Operating Activities

In total, net cash flows provided by operating activities for 2006 decreased by $4.1 million from 2005. Net income increased by $6.0 million while the adjustments to reconcile net cash provided by operating activities decreased by $10.1 million. Increased inventories in 2006 were primarily due to increased sales and the replenishment of safety stocks. Cash flow from accrued expenses declined as a result of a higher level of incentive compensation in 2005 and 2006 compared to 2004. Stock-based compensation expense increased primarily due to the adoption of SFAS No. 123(R) in 2006.

Investing Activities

Cash used in investing activities decreased $15.0 million from 2005. The 2005 amounts include a higher level of capital expenditures ($28.2 million in 2005 compared to $15.4 million in 2006), primarily from the construction of the medical power manufacturing plant in Alden, NY and the new assembly plant in Tijuana, Mexico which were completed in the first half of 2006 and 2005, respectively. These cash outflows were partially offset by cash proceeds of $5.2 million related to the sale of our Amherst, NY and Carson City, NV real estate in 2005.

In March 2004, we purchased NanoGram for approximately $45.7 million (subsequently renamed as Greatbatch Technologies Advanced Research Laboratories, Inc.). The most significant elements of the purchase price allocation were to patented and unpatented technology and goodwill.

Net short-term investments increased by approximately $5.7 million from 2005 to 2006. We intend to be able to use the majority of our short-term investments for short-term cash needs, as their current maturities are primarily less than three months.

Financing Activities

Payments on capital lease obligations and shares issued in connection with the exercise of stock options and other stock-based awards are the primary financing activities for 2006 and 2005.

Capital Structure

At December 29, 2006, our capital structure consisted of $170.0 million of convertible subordinated notes and our 22.1 million shares of common stock outstanding. We have $142.6 million in cash, cash equivalents and short-term investments and are in a position to facilitate future acquisitions if necessary. We are also authorized to issue 100 million shares of common stock and 100 million shares of preferred stock. We believe that if needed we can access public markets to sell additional common or preferred stock assuming conditions are appropriate.

Our capital structure allows us to support our internal growth and provides liquidity for corporate development initiatives. Our current expectation for 2007 is that capital spending will be in the range of $35.0 million to $45.0 million, of which approximately $20.0 million ($28.0 million in total between 2007 and 2008) is attributable to the expansion of our manufacturing capacity and capabilities for our ECP business. The remainder will be used for the completion of our consolidation initiatives as well as manufacturing improvements and normal maintenance capital.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements within the meaning of Item 303(a)(4) of Regulation S-K.

Litigation

We are a party to various legal actions arising in the normal course of business including actions brought by former employees who were terminated in connection with our consolidation initiatives. While we do not believe that the ultimate resolution of any such pending activities will have a material adverse effect on our consolidated results of operations, financial position, or cash flows, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact in the period in which the ruling occurs.

During 2002, a former non-medical customer commenced an action alleging that the Company had used proprietary information of the customer to develop certain products. We have meritorious defenses and are vigorously defending the matter. The potential risk of loss is between $0.0 and $1.7 million.

Contractual Obligations

The following table summarizes our significant contractual obligations at December 29, 2006, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

                                                                                       Payments due by period
                                                                            --------------------------------------------
                                                                                        Less
                                                                                       than 1   1-3     3-5    More than
CONTRACTUAL OBLIGATIONS                                                       Total     year    years   years   5 years
------------------------------------------------------------------------------------- -------- ------- ------- ---------

Long-Term Debt Obligations (a)                                              $194,863  $ 3,825  $7,650  $7,650  $175,738
Operating Lease Obligations (b)                                                8,103    1,906   2,165   1,640     2,392
Purchase Obligations (c)                                                       9,684    9,684       -       -         -
                                                                            --------- -------- ------- ------- ---------
Total                                                                       $212,650  $15,415  $9,815  $9,290  $178,130
                                                                            ========= ======== ======= ======= =========

a. The annual interest expense on the convertible debentures is 2.25%, or $3.8 million which is paid semi-annually. These amounts assume the 2010 conversion feature is not exercised. See Note 8 - Debt of the Notes to the Consolidated Financial Statements in this Form 10-K for additional information about our long-term debt obligations.
b. See Note 13 - Commitments and Contingencies of the Notes to the Consolidated Financial Statements in this Form 10-K for additional information about our operating lease obligations.
c. For the purposes of this table, contractual obligations for purchases of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase orders are normally based on our current manufacturing needs and are fulfilled by our vendors within short time horizons. We enter into blanket orders with vendors that have preferred pricing and terms, however these orders are normally cancelable by us without penalty.

Inflation

We do not believe that inflation has had a significant effect on our operations.

Impact of Recently Issued Accounting Standards

In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No 159, The Fair Value Option for Financial Assets and Financial Liabilities--Including an amendment of FASB Statement No. 115. This Statement provides entities with an option to choose to measure eligible items at fair value at specified election dates. If elected, an entity must report unrealized gains and losses on the item in earnings at each subsequent reporting date. The fair value option: may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; is irrevocable (unless a new election date occurs); and is applied only to entire instruments and not to portions of instruments. We are still evaluating the impact of SFAS No. 159 on our financial statements, which is effective beginning in fiscal year 2008.

In October 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106, and 132(R). This Statement requires companies to recognize the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability in the statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 was effective for us as of December 29, 2006 and did not have a material impact on our financial statements, as we currently do not maintain any benefit plans that fall within the scope of SFAS No. 158.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value while applying generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions based on market data obtained from independent sources and (2) the reporting entity's own assumptions developed based on unobservable inputs. We are still evaluating the impact of SFAS No. 157 on our financial statements, which is effective beginning in fiscal year 2008.

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year's financial statements are materially misstated. SAB No. 108 was effective for us in fiscal year 2006 and did not have a material impact on our financial statements.

In June 2006, the FASB issued FASB Interpretation No. ("FIN") 48, Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized under SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on various related matters such as derecognition, interest and penalties, and disclosure. FIN 48 was effective beginning in fiscal year 2007 and did not have a material effect on our consolidated financial position, consolidated results of operations, or liquidity.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of Accounting Research Bulletin ("ARB") No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, handling costs and wasted material (spoilage). Among other provisions, the new rule requires that such items be recognized as current-period charges, regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. SFAS No. 151 was effective beginning in fiscal year 2006 and did not have a material effect on our consolidated financial position, consolidated results of operations, or liquidity.


ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Under our line of credit any borrowings bear interest at fluctuating market rates. At December 29, 2006, we did not have any borrowings outstanding under our line of credit and thus no interest rate sensitive financial instruments other than short-term investments. We do not believe that the impact of fluctuations in interest rates on our short-term investments will have a material effect on our consolidated financial statements.

We incur certain expenses related to our Mexican operations that are denominated in a foreign currency. We do not believe that the impact of foreign currency fluctuations will have a material effect on our consolidated financial statements.


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            The following are set forth below:

            Management's Report on Internal Control Over Financial Reporting

            Reports of Independent Registered Public Accounting Firm

            Consolidated Balance Sheets as of December 29, 2006 and December 30, 2005.

            Consolidated Statements of Operations and Comprehensive Income for the years ended December 29, 2006, December 30, 2005 and December 31, 2004.

            Consolidated Statements of Cash Flows for the years ended December 29, 2006, December 30, 2005 and December 31, 2004.

            Consolidated Statements of Stockholders' Equity for the years ended December 29, 2006, December 30, 2005 and December 31, 2004.

            Notes to Consolidated Financial Statements.

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

As of December 29, 2006, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 29, 2006 is effective.

Management's assessment of the effectiveness of internal control over financial reporting as of December 29, 2006 has been audited by Deloitte & Touche LLP, the Company's independent registered public accounting firm, whose unqualified opinion on management's assessment of the effectiveness of internal control over financial reporting as of December 29, 2006 is expressed in their report included herein.


Dated: February 26, 2007



/s/ Thomas J. Hook                          /s/ Thomas J. Mazza
-----------------------------------         -----------------------------------
Thomas J. Hook                              Thomas J. Mazza
President & Chief Executive Officer         Senior Vice President &
                                            Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Greatbatch, Inc.
Clarence, New York

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Greatbatch, Inc. and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 29, 2006, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 29, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2006, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended December 29, 2006 of the Company and our report dated February 26, 2007, expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph relating to a change in the Company's method of accounting for stock-based compensation on January 1, 2006, to conform to Statement of Financial Accounting Standard No. 123 (revised
2004), Share-Based Payment.

/s/ Deloitte & Touche LLP

Buffalo, New York
February 26, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Greatbatch, Inc.
Clarence, New York

We have audited the accompanying consolidated balance sheets of Greatbatch, Inc. and subsidiaries (the "Company") as of December 29, 2006 and December 30, 2005, and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 29, 2006. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2006 and December 30, 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, on January 1, 2006, the Company changed its method of accounting for stock-based compensation to conform to Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 29, 2006, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2007 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Buffalo, New York
February 26, 2007

                                             GREATBATCH, INC.
                                         CONSOLIDATED BALANCE SHEETS
                                (in thousands except share and per share data)
-----------------------------------------------------------------------------------------------------
                                                                        December 29,    December 30,
ASSETS                                                                      2006            2005
                                                                       --------------- --------------
Current assets:
  Cash and cash equivalents                                            $       71,147  $      46,403
  Short-term investments available for sale                                    71,416         65,746
  Accounts receivable, net of allowance of $532 in 2006
   and $450 in 2005                                                            31,285         29,997
  Inventories                                                                  57,667         45,184
  Refundable income taxes                                                       1,569            928
  Deferred income taxes                                                         5,899          6,257
  Prepaid expenses and other current assets                                     2,343          1,488
                                                                       --------------- --------------
          Total current assets                                                241,326        196,003

Property, plant, and equipment, net                                            91,869         97,705
Amortizing intangible assets, net                                              28,078         31,891
Trademarks and tradenames                                                      28,252         28,252
Goodwill                                                                      155,039        155,039
Other assets                                                                    3,263          4,021
                                                                       --------------- --------------
Total assets                                                           $      547,827  $     512,911
                                                                       =============== ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                     $       12,657  $      13,678
  Accrued expenses and other current liabilities                               29,618         29,903
  Current portion of long-term debt                                                 -            464
                                                                       --------------- --------------
           Total current liabilities                                           42,275         44,045

Convertible subordinated notes                                                170,000        170,000
Deferred income taxes                                                          35,859         30,261
                                                                       --------------- --------------
           Total liabilities                                                  248,134        244,306
                                                                       --------------- --------------
Commitments and contingencies (Note 13)
Stockholders' equity:
  Preferred stock, $0.001 par value, authorized 100,000,000
    shares; no shares issued or outstanding in 2006 or 2005
  Common stock, $0.001 par value, authorized 100,000,000
    shares; 22,119,142 shares issued and 22,111,516 shares outstanding
    in 2006 and 21,752,090 shares issued and outstanding in 2005                   22             22
  Additional paid-in capital                                                  227,187        217,104
  Deferred stock-based compensation                                                 -         (1,490)
  Treasury stock, at cost, 7,626 shares in 2006 and no shares in 2005            (205)             -
  Retained earnings                                                            69,165         53,039
  Accumulated other comprehensive income (loss)                                 3,524            (70)
                                                                       --------------- --------------
           Total stockholders' equity                                         299,693        268,605
                                                                       --------------- --------------
  Total liabilities and stockholders' equity                           $      547,827  $     512,911
                                                                       =============== ==============

                The accompanying notes are an integral part of these consolidated financial statements

                                              GREATBATCH, INC.
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                          AND COMPREHENSIVE INCOME
                                   (in thousands except per share amounts)
-------------------------------------------------------------------------------------------------------------

                                                                                     Year Ended
                                                                       --------------------------------------
                                                                       December 29, December 30, December 31,
                                                                           2006         2005         2004
                                                                       ------------ ------------ ------------

Sales                                                                  $   271,142  $   241,097  $   200,119

Costs and expenses:
Cost of sales - excluding amortization of
 intangible assets                                                         164,885      151,543      119,397
Cost of sales - amortization of intangible assets                            3,813        3,841        4,002
Selling, general and administrative expenses                                38,785       31,528       26,719
Research, development and engineering costs, net                            24,225       18,725       18,476
Other operating expenses, net                                               17,058       18,574        4,585
                                                                       ------------ ------------ ------------
  Operating income                                                          22,376       16,886       26,940
Interest expense                                                             4,605        4,613        4,535
Interest income                                                             (5,775)      (3,113)      (1,235)
Other (income) expense, net                                                     12          (78)         (92)
                                                                       ------------ ------------ ------------
  Income before provision for income taxes                                  23,534       15,464       23,732
Provision for income taxes                                                   7,408        5,357        9,514
                                                                       ------------ ------------ ------------
  Net income                                                           $    16,126  $    10,107  $    14,218
                                                                       ============ ============ ============

Earnings per share:
  Basic                                                                $      0.74  $      0.47  $      0.67
  Diluted                                                              $      0.73  $      0.46  $      0.66

Weighted average shares outstanding:
  Basic                                                                     21,803       21,582       21,358
  Diluted                                                                   26,334       21,810       21,540

Comprehensive income:
  Net income                                                           $    16,126  $    10,107  $    14,218
  Net unrealized gain (loss) on short-term
   investments available for sale, net of tax                                3,594          (52)         (18)
                                                                       ------------ ------------ ------------
  Comprehensive income                                                 $    19,720  $    10,055  $    14,200
                                                                       ============ ============ ============


           The accompanying notes are an integral part of these consolidated financial statements

                                               GREATBATCH, INC.
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (in thousands)
---------------------------------------------------------------------------------------------------------------

                                                                                     Year Ended
                                                                      -----------------------------------------
                                                                      December 29,  December 30,  December 31,
                                                                          2006          2005          2004
                                                                      ------------- ------------  -------------
Cash flows from operating activities:
  Net income                                                          $     16,126  $    10,107   $     14,218
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                                         19,309       19,718         14,835
      Stock-based compensation                                               9,717        3,327          3,312
      Deferred income taxes                                                  4,888        4,330         12,203
      Loss on disposal of assets                                             5,379        5,851          1,177
  Changes in operating assets and liabilities:
    Accounts receivable                                                     (1,288)      (5,709)          (563)
    Inventories                                                            (12,483)     (11,157)        (5,429)
    Prepaid expenses and other current assets                                 (855)        (451)         2,780
    Accounts payable                                                            64        5,044          3,057
    Accrued expenses and other current liabilities                          (1,011)      11,317         (1,149)
    Income taxes                                                              (641)         958           (981)
                                                                      ------------- ------------  -------------
             Net cash provided by operating activities                      39,205       43,335         43,460
                                                                      ------------- ------------  -------------

Cash flows from investing activities:
  Short-term investments
         Purchases                                                         (54,800)     (82,851)      (175,089)
         Proceeds from dispositions                                         53,808       74,743        224,737
  Acquisition of property, plant and equipment                             (15,445)     (28,183)       (36,738)
  Proceeds from sale of property, plant and equipment
    and other assets                                                            39        5,158             67
  Decrease (increase) in other assets                                           25         (261)           282
  Acquisition, net of cash acquired                                              -            -        (45,716)
                                                                      ------------- ------------  -------------
             Net cash used in investing activities                         (16,373)     (31,394)       (32,457)
                                                                      ------------- ------------  -------------

Cash flows from financing activities:
  Principal payments of capital lease obligations                             (464)      (1,188)        (1,278)
  Payment of debt issuance costs                                                 -         (213)             -
  Issuance of common stock                                                   2,082        1,068          1,205
  Excess tax benefits from stock based awards                                  294            -              -
  Net repurchase of treasury stock                                               -            -            (95)
                                                                      ------------- ------------  -------------
           Net cash provided by (used in) financing activities               1,912         (333)          (168)
                                                                      ------------- ------------  -------------
Net increase in cash and cash equivalents                                   24,744       11,608         10,835
Cash and cash equivalents, beginning of year                                46,403       34,795         23,960
                                                                      ------------- ------------  -------------
Cash and cash equivalents, end of year                                $     71,147  $    46,403   $     34,795
                                                                      ============= ============  =============

            The accompanying notes are an integral part of these consolidated financial statements

                                           GREATBATCH, INC. AND SUBSIDIARY
                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                     (in thousands)
------------------------------------------------------------------------------------------------------------------------




                                                                    Treasury                 Accumulated
                      Common Stock   Additional     Deferred         Stock                     Other          Total
                     --------------   Paid-In      Stock-Based  --------------- Retained   Comprehensive   Stockholders'
                      Shares  Amount  Capital     Compensation   Shares  Amount  Earnings   Income (Loss)     Equity
                     ------- ------- ----------  -------------- ------- ------- --------- --------------- --------------

Balance, January 2,
 2004                21,268  $  21   $ 207,969   $      (1,185)      5  $ (179) $ 28,714  $            -  $     235,340
  Stock-based
   compensation           -      -           4             616      (1)     27         -               -            647
  Exercise of stock
   options              100      -       1,200               -       -       -         -               -          1,200
  Grant of restricted
   stock                 19      -         349            (349)      -       -         -               -              -
  Forfeitures of
   restricted stock      (2)     -         (85)             85       -       -         -               -              -
  Repurchase of
   shares to settle
   employee tax
   witholding on
   vested
   restricted stock       -      -           -               -       5     (95)        -               -            (95)
  Income tax benefit
   from stock options
   and
   restricted stock       -      -         123               -       -       -         -               -            123
  Shares contributed
   to ESOP/401(k)        66      -       2,571               -      (4)    152         -               -          2,723
  Net income              -      -           -               -       -       -    14,218               -         14,218
  Unrealized losses
   on available-for-
   sale
   securities, net of
    tax                   -      -           -               -       -       -         -             (18)           (18)
                     ------- ------  ----------  -------------- ------- ------- --------- --------------- --------------
Balance, December 31,
 2004                21,451     21     212,131            (833)      5     (95)   42,932             (18)       254,138
  Stock-based
   compensation           -      -           3             333      (1)     27         -               -            363
  Exercise of stock
   options               98      1       1,067               -       -       -         -               -          1,068
  Grant of restricted
   stock                 68      -       1,260          (1,260)      -       -         -               -              -
  Forfeitures of
   restricted stock     (14)     -        (270)            270       -       -         -               -              -
  Income tax benefit
   from stock options     -      -         252               -       -       -         -               -            252
  Shares contributed
   to 401(k)            149      -       2,661               -      (4)     68         -               -          2,729
  Net income              -      -           -               -       -       -    10,107               -         10,107
  Unrealized losses
   on available-for-
   sale
   securities, net of
    tax                   -      -           -               -       -       -         -             (52)           (52)
                     ------- ------  ----------  -------------- ------- ------- --------- --------------- --------------
Balance, December 30,
 2005                21,752     22     217,104          (1,490)      -       -    53,039             (70)       268,605
  Adoption of SFAS
   No. 123(R)             -      -      (1,490)          1,490       -       -         -               -              -
  Stock-based
   compensation          11      -       6,417               -       -       -         -               -          6,417
  Exercise of stock
   options              161      -       2,082               -       -       -         -               -          2,082
  Grant of restricted
   stock                 94      -           -               -       -       -         -               -              -
  Forfeitures of
   restricted stock      (9)     -           -               -       -       -         -               -              -
  Repurchase of
   shares to settle
   employee tax
   witholding on
   vested
   restricted stock       -      -           -               -      (8)   (205)        -               -           (205)
  Income tax benefit
   from stock options
   and restricted
   stock                  -      -         294               -       -       -         -               -            294
  Shares contributed
   to 401(k)            110      -       2,780               -       -       -         -               -          2,780
  Net income              -      -           -               -       -       -    16,126               -         16,126
  Unrealized gains on
   available-for-sale
   securities, net of
    tax                   -      -           -               -       -       -         -           3,594          3,594
                     ------- ------  ----------  -------------- ------- ------- --------- --------------- --------------
Balance, December 29,
 2006                22,119  $  22   $ 227,187   $           -      (8) $ (205) $ 69,165  $        3,524  $     299,693
                     ======= ======  ==========  ============== ======= ======= ========= =============== ==============

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

     The Company has revised its presentation of the number of shares of common stock outstanding in the Consolidated Balance Sheets and Consolidated Statements of Stockholders' Equity to include shares of restricted stock.

     Nature of Operations - The Company operates in two reportable segments-Implantable Medical Components ("IMC") and Electrochem Commercial Power ("ECP"). The IMC segment designs and manufactures batteries, capacitors, filtered feedthroughs, engineered components and enclosures used in Implantable Medical Devices ("IMDs"). Additionally, in 2005, the Company expanded its IMC business to include value-added assembly of products that incorporate IMD components. The ECP segment designs and manufactures high performance batteries and battery packs for use in oil and gas exploration, pipeline inspection, telematics, oceanography equipment, seismic, communication, military and aerospace applications.

     Financial Statement Year End - The Company utilizes a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31st. Fiscal years 2006, 2005 and 2004 ended on December 29, December 30 and December 31, respectively.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Cash and Cash Equivalents - Cash and cash equivalents consist of cash and highly liquid, short-term investments with maturities at the time of purchase of three months or less.

     Short-term Investments - Short-term investments are comprised of municipal, U.S. Government Agency and corporate notes and bonds acquired with maturities that exceed three months and are less than one year at the time of acquisition. Short-term investments also include auction rate securities and equity securities. All short-term investments as of December 29, 2006 and December 30, 2005 are classified as available-for-sale. Available-for-sale securities are carried at fair value with the unrealized gain or loss, net of tax, reported in accumulated other comprehensive income (loss) as a separate component of stockholders' equity. Fair value is based on quoted market prices as of the end of the reporting period. Realized gains and losses and investment income are included in net income. Due to the short-term nature of the interest rate resets, the fair market value of the auction rate securities approximates their recorded value. The cost of securities sold is based on the specific identification method. Unrealized losses considered to be other than temporary during the period are recognized in net income.

     Fair Value of Financial Instruments - The carrying amount of financial instruments, including cash and cash equivalents, trade receivables and accounts payable, approximated their fair value as of December 29, 2006 and December 30, 2005 because of the relatively short maturity of these instruments.

     Inventories - Inventories are stated at the lower of cost, determined using the first-in first-out method, or market.

     Property, Plant and Equipment - Property, plant and equipment is carried at cost. Depreciation is computed primarily by the straight-line method over the estimated useful lives of the assets, as follows: buildings and building improvements 7-40 years; machinery and equipment 3-10 years; office equipment 3-10 years; and leasehold improvements over the remaining lives of the improvements or the lease term, if less.

     The cost of repairs and maintenance is expensed as incurred; renewals and betterments are capitalized. Upon retirement or sale of an asset, its cost and related accumulated depreciation or amortization are removed from the accounts and any gain or loss is recorded in operating income or expense.

     Amortizing Intangible Assets - Acquired intangible assets other than goodwill and trademark and tradenames consist primarily of patented and unpatented technology. The Company continues to amortize its definite-lived intangible assets on a straight-line basis over their estimated useful lives as follows: patented technology, 8-17 years; unpatented technology, 5-15 years; and other intangible assets, 3-10 years.

     Impairment of Long-lived Assets - The Company assesses the impairment of definite lived long-lived assets when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Factors that are considered in deciding when to perform an impairment review include significant under-performance of a business or product line in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the assets. Recoverability potential is measured by comparing the carrying amount of the asset group to the related total future undiscounted cash flows. If an asset group's carrying value is not recoverable through related cash flows, the asset group is considered to be impaired. Impairment is measured by comparing the asset group's carrying amount to its fair value, based on the best information available, including market prices or discounted cash flow analyses. When it is determined that useful lives of assets are shorter than originally estimated, and there are sufficient cash flows to support the carrying value of the assets, the rate of depreciation is accelerated in order to fully depreciate the assets over their new shorter useful lives.

     Goodwill and trademark and tradenames are not amortized but are periodically tested for impairment. The Company assesses goodwill for impairment by comparing the fair value of its reporting units to their carrying amounts on the last day of each fiscal year, or more frequently if certain events occur or circumstances change, to determine if there is potential impairment. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the goodwill within the reporting unit is less than its carrying value. Fair values for reporting units are determined based on discounted cash flows, market multiples or appraised values as appropriate. Indefinite lived intangible assets such as trademark and tradenames are assessed for impairment on an annual basis, or more frequently if certain events occur or circumstances change, by comparing the fair value of the asset to their carrying value. The fair value is determined by using a "relief from royalty" approach. The Company has determined that, based on the impairment tests performed, no impairment of goodwill or trademark and tradenames has occurred.

     Other Assets - Other assets includes deferred costs incurred in connection with the Company's issuance of its convertible subordinated notes. These costs totaled $4.5 million and are being amortized using the effective yield method over a seven-year term. Total net deferred financing fees amounted to $2.3 million at December 29, 2006.

     Other assets also include long-term investments in equity securities that do not have readily available market values and are accounted for using the cost method. The Company assesses impairment of these securities at the end of the reporting period. If impairment is considered other than temporary, an impairment loss is recognized and the fair value of the investment becomes its new cost basis. The aggregate recorded amount of cost method investments at December 29, 2006 and December 30, 2005 was $0.8 million and $1.1 million, respectively. The Company has determined that these investments are variable interest entities for which the Company is not the primary beneficiary. The Company's exposure related to these entities is limited to its recorded investment. These investments are in research and development companies where the fair value may be subject to future fluctuations, which could be significant.

     Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentration of credit risk consist principally of trade receivables. A significant portion of the Company's sales are to three customers, all in the medical device industry, and, as such, the Company is directly affected by the condition of those customers and that industry. However, the credit risk associated with trade receivables is minimal due to the Company's stable customer base. The Company maintains cash deposits with major banks, which from time to time may exceed federally insured limits. Note 14 - Business Segment Information contains information on sales and accounts receivable for the Company's significant customers.

     Allowance for Doubtful Accounts - The Company provides credit, in the normal course of business, to its customers. The Company also maintains an allowance for doubtful customer accounts and charges actual losses against this allowance when incurred.

     Income Taxes - The consolidated financial statements of the Company have been prepared using the asset and liability approach in accounting for income taxes which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of net operating losses, credits, and temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not that the asset will not be realized.

     The Company and its domestic subsidiaries file a consolidated federal income tax return. State tax returns are filed on a combined or separate basis depending on the applicable laws relating to the Company and its domestic subsidiaries.

     Revenue Recognition - Revenue from the sale of products is recognized at the time the product is shipped to customers and title passes. The Company includes shipping and handling fees billed to customers in sales. Shipping and handling costs associated with inbound freight are generally recorded in cost of sales. In certain instances the Company obtains component parts for sub-assemblies from its customers that are included in the final product. The cost of these customer supplied component parts amounted to $18.8 million, $7.8 million and $0 in 2006, 2005 and 2004, respectively. These amounts were excluded from sales and cost of sales recognized by the Company.

     Product Warranties - The Company allows customers to return defective or damaged products for credit, replacement, or exchange. The Company generally warrants that its products will meet customer specifications and will be free from defects in materials and workmanship. The Company accrues its estimated exposure to warranty claims based upon recent historical experience and other specific information as it becomes available.

     Research and Development and Engineering Costs - Research and development costs are expensed as incurred. The primary costs are salary and benefits for personnel. Engineering costs are expensed as incurred. Cost reimbursements for engineering services from customers for whom the Company designs products are recorded as an offset to engineering costs upon achieving development milestones specified in the contracts.

     Net research, development and engineering costs are comprised of the following (in thousands):

                                                                                      Year Ended
                                                                      -------------------------------------------
                                                                      December 29,   December 30,   December 31,
                                                                          2006           2005           2004
                                                                      ------------- -------------- --------------

Research and development costs                                        $     16,096  $      17,069  $      15,760
                                                                      ------------- -------------- --------------

Engineering costs                                                            9,888          5,500          6,729
Less: cost reimbursements                                                   (1,759)        (3,844)        (4,013)
                                                                      ------------- -------------- --------------
Engineering costs, net                                                       8,129          1,656          2,716
                                                                      ------------- -------------- --------------
Total research, development and engineering costs, net                $     24,225  $      18,725  $      18,476
                                                                      ============= ============== ==============


     Stock-Based Compensation - Beginning in fiscal year 2006, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123(R)"), and related Securities and Exchange Commission ("SEC") rules included in Staff Accounting Bulletin ("SAB") No. 107. Under SFAS No. 123(R) the Company is now required to record compensation costs related to all stock-based awards.

     Prior to fiscal year 2006, the Company accounted for stock options following the requirements of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, which did not require the Company to record compensation expense for fixed stock options if the exercise price of the option equaled or exceeded the fair market value of the Company's stock at the grant date. For restricted stock awards, the fair market value of the award, determined based upon the closing value of the Company's stock price on the grant date, was recorded to compensation expense on a straight-line basis over the vesting period.

     The Company applied the modified prospective approach in adopting SFAS No. 123(R), which allows the requirements of SFAS No. 123(R) to be applied to new awards (stock options, restricted stock and restricted stock unit awards) and to awards modified, repurchased, or cancelled beginning in 2006. Additionally, any unvested awards granted prior to 2006 are expensed as service is performed based on the grant-date fair value calculated in accordance with SFAS No. 123. Compensation cost for service-based stock options and restricted stock awards is recognized ratably over the applicable vesting period. Compensation cost for performance-based stock options and restricted stock units is reassessed each period and recognized based upon the probability that the performance targets will be achieved. The Company utilizes the Black-Scholes option pricing model to estimate the fair value of stock options granted. For restricted stock awards, the fair market value of the award, determined based upon the closing value of the Company's stock price on the grant date, is recorded to compensation expense on a straight-line basis over the vesting period.

     The Company's net income and earnings per share as if the fair value based method of SFAS No. 123 had been applied to all outstanding and unvested awards is as follows (in thousands except per share data):

                                                                                 Year Ended
                                                                      --------------------------------
                                                                        December 30,     December 31,
                                                                            2005             2004
                                                                      -----------------  -------------

Net income as reported                                                $         10,107   $     14,218
Add: stock-based compensation cost included in net income as reported,
 net of related tax effects                                                      2,176          1,968
Less: stock-based compensation cost determined using the fair value
 based method, net of related tax effects                                        4,409          4,054
                                                                      -----------------  -------------
Pro forma net income                                                  $          7,874   $     12,132
                                                                      =================  =============

Net earnings per share:
    Basic - as reported                                               $           0.47   $       0.67
    Basic - pro forma                                                 $           0.36   $       0.57

    Diluted - as reported                                             $           0.46   $       0.66
    Diluted - pro forma                                               $           0.36   $       0.56

     Net earnings per diluted share for 2005 and 2004 exclude the effect of 4,219,000 shares related to the contingent convertible notes, as the effect is anti-dilutive. Included in stock-based compensation is the cost of company stock contributed to the 401(k) plan.

     In November 2005, the FASB issued FASB Staff Position ("FSP") FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. FSP FAS 123(R)-3 provides an alternative transition method for establishing the beginning balance of the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R) (the "APIC Pool"). Effective in the fourth quarter of 2006, the Company elected to adopt the alternative transition method provided in FSP FAS 123(R)-3 for establishing the beginning balance of the APIC Pool. The impact of this election on the prior quarters of 2006 was immaterial. This method consists of a computational component that establishes a beginning balance of the APIC Pool related to employee compensation and a simplified method ("short-cut method") to determine the subsequent impact on the APIC Pool of employee awards that are fully vested and outstanding upon the adoption of SFAS No. 123(R).

     Earnings Per Share - Basic earnings per share is calculated by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated by adjusting for potential common shares, which consist of stock options, unvested restricted stock and contingently convertible instruments. Holders of our convertible notes may convert them into shares of the Company's common stock under certain circumstances (see Note 8 - Debt for a description of our convertible subordinated notes).

     The Company includes the effect of the conversion of its convertible subordinated notes in the calculation of diluted earnings per share using the if-converted method as long as the effect is dilutive. For computation of earnings per share under conversion conditions, the number of diluted shares outstanding increases by the amount of shares that are potentially convertible during that period. Also, net income is adjusted for the calculation to add back interest expense on the convertible notes as well as deferred financing fees amortization recorded during the period.

     The following table reflects the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                                                      Year Ended
                                                                      ------------------------------------------
                                                                       December 29,   December 30,  December 31,
                                                                           2006           2005          2004
                                                                      --------------- ------------- ------------
Numerator for basic earnings per share:
 Income from continuing operations                                    $       16,126  $     10,107  $    14,218
Effect of dilutive securities:
Interest expense on convertible notes and related deferred financing
 fees, net of tax                                                              3,064             -            -
                                                                      --------------- ------------- ------------
Numerator for diluted earnings per share                              $       19,190  $     10,107  $    14,218
                                                                      =============== ============= ============

Denominator for basic earnings per share:
Weighted average shares outstanding                                           21,803        21,582       21,358
Effect of dilutive securities:
 Convertible notes                                                             4,219             -            -
 Stock options and unvested restricted stock                                     312           228          182
                                                                      --------------- ------------- ------------
Dilutive potential common shares                                               4,531           228          182
                                                                      --------------- ------------- ------------
Denominator for diluted earnings per share                                    26,334        21,810       21,540
                                                                      =============== ============= ============

Basic earnings per share                                              $         0.74  $       0.47  $      0.67
                                                                      =============== ============= ============
Diluted earnings per share                                            $         0.73  $       0.46  $      0.66
                                                                      =============== ============= ============

     Net earnings per diluted share for 2005 and 2004 exclude the effect of 4,219,000 shares related to the contingent convertible notes, as the effect is anti-dilutive. The diluted weighted average share calculations do not include options for which the exercise price is less than the average market price for the Company's stock for 2006, 2005 and 2004 of 1,084,000, 908,000, and 843,000, respectively.

     Comprehensive Income - The Company's accumulated other comprehensive income
     (loss) includes the unrealized gains (losses) on short-term investments available-for-sale, net of applicable taxes. The effect of this item was an increase in stockholders' equity on a cumulative basis by $3.5 million at December 29, 2006 and decrease stockholders' equity by $0.07 million at December 30, 2005. The $3.6 million change from 2005 to 2006 is primarily due to the Company classifying one of its equity security investments as available-for-sale as prescribed in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, which was previously accounted for under the cost method in accordance with APB No. 18, The Equity Method of Accounting for Investments in Common Stock, as the investment now has a readily determinable fair value due to the associated company's stock offering. The Company's gain (loss) on available for sale securities is included in accumulated other comprehensive income (loss) net of deferred taxes of $1.1 million and benefit of $0.004 million at December 29, 2006 and December 30, 2005, respectively.

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

     Supplemental Cash Flow Information (in thousands):

                                                                                     Year Ended
                                                                      -----------------------------------------
                                                                       December 29,  December 30,  December 31,
                                                                           2006          2005          2004
                                                                      -------------- ------------- ------------
Cash paid during the year for:
  Interest                                                            $       3,888  $      3,971  $     4,586
  Income taxes                                                                2,867            52          318

Noncash investing and financing activities:
  Acquisition of property utilizing capitalized leases                $           -  $          -  $     1,159
  Net unrealized gain (loss) on available-for-sale securities                 3,594           (52)         (18)
  Common stock contributed to 401(k) Plan                                     2,780         2,729        2,723
  Property, plant and equipment purchases included in accounts payable          808         1,893        2,230
  Unsettled purchase of treasury stock                                          205             -            -


     Recent Accounting Pronouncements -- In February 2007, the FASB issued SFAS No 159, The Fair Value Option for Financial Assets and Financial Liabilities--Including an amendment of FASB Statement No. 115. This Statement provides entities with an option to choose to measure eligible items at fair value at specified election dates. If elected, an entity must report unrealized gains and losses on the item in earnings at each subsequent reporting date. The fair value option: may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; is irrevocable (unless a new election date occurs); and is applied only to entire instruments and not to portions of instruments. The Company is still evaluating the impact of SFAS No. 159 on its financial statements, which is effective beginning in fiscal year 2008.

     In October 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106, and 132(R). This Statement requires companies to recognize the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability in the statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 was effective for the Company as of December 29, 2006 and did not have a material impact on its financial statements, as the Company currently does not maintain any benefit plans that fall within the scope of SFAS No. 158.

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

     In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year's financial statements are materially misstated. SAB No. 108 was effective for the Company in fiscal year 2006 and did not have a material impact on its financial statements.

     In June 2006, the FASB issued FASB Interpretation No. ("FIN") 48, Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized under SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on various related matters such as derecognition, interest and penalties, and disclosure. FIN 48 was effective beginning in fiscal year 2007 and did not have a material effect on the Company's consolidated financial position, consolidated results of operations, or liquidity.

     In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of Accounting Research Bulletin ("ARB") No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, handling costs and wasted material (spoilage). Among other provisions, the new rule requires that such items be recognized as current-period charges, regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. SFAS No. 151 was effective beginning in fiscal year 2006 and did not have a material effect on the Company's consolidated financial position, consolidated results of operations, or liquidity.

3.   SHORT-TERM INVESTMENTS

     Short-term investments available for sale are comprised of the following (in thousands):

                                                                                          Gross       Gross    Estimated
                                                                                        unrealized  unrealized   fair
                                                                              Cost        gains       losses     value
                                                                          ------------ ----------- ----------- ---------
December 29, 2006
-----------------
Equity Securities                                                         $       291  $    4,588  $        -  $  4,879
Auction Rate Securities and Other                                              66,537           4          (4)   66,537
                                                                          ------------ ----------- ----------- ---------
    Total available-for-sale securities                                   $    66,828  $    4,592  $       (4) $ 71,416
                                                                          ============ =========== =========== =========

December 30, 2005
-----------------
Equity Security                                                           $       276  $        -  $      (74) $    202
Auction Rate Securities and Other                                              65,544           -           -    65,544
                                                                          ------------ ----------- ----------- ---------
    Total available-for-sale securities                                   $    65,820  $        -  $      (74) $ 65,746
                                                                          ============ =========== =========== =========

     The equity securities are investments in start-up companies in related medical fields. These equity investments are subject to significant fluctuations in fair value due to the volatility of the industry.


4.   INVENTORIES

     Inventories are comprised of the following (in thousands):

                                        December 29,           December 30,
                                             2006                   2005
                                   ------------------------ ---------------------

      Raw material                 $                28,568  $             24,864
      Work-in-process                               13,528                11,266
      Finished goods                                15,571                 9,054
                                   ------------------------ ---------------------
      Total                        $                57,667  $             45,184
                                   ======================== =====================

5.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment is comprised of the following (in thousands):

                                                                         December 29,       December 30,
                                                                             2006               2005
                                                                      ------------------ ------------------

 Manufacturing machinery and equipment                                $          69,453  $          62,681
 Buildings and building improvements                                             32,793             31,653
 Information technology hardware and software                                    19,787             15,342
 Leasehold improvements                                                          12,142             12,356
 Land and land improvements                                                       5,328              5,328
 Furniture and fixtures                                                           4,230              3,655
 Property under capital leases                                                        -              3,391
 Construction work in process                                                    11,295             13,778
 Other                                                                              129                176
                                                                      ------------------ ------------------
                                                                                155,157            148,360
 Accumulated depreciation                                                       (63,288)           (50,655)
                                                                      ------------------ ------------------
 Total                                                                $          91,869  $          97,705
                                                                      ================== ==================

     Depreciation expense for property, plant and equipment, including property under capital leases, during 2006, 2005 and 2004 was approximately $14.8 million, $15.1 million and $10.1 million, respectively.

6.   AMORTIZING INTANGIBLE ASSETS

     Amortizing intangible assets are comprised of the following (in thousands):

                                                                     Gross carrying     Accumulated      Net carrying
                                                                           amount         amortization        amount
                                                                      ---------------- ----------------- ---------------
December 29, 2006
Patented technology                                                   $       21,462   $       (13,320)  $        8,142
Unpatented technology                                                         30,886           (10,975)          19,911
Other                                                                          1,340            (1,315)              25
                                                                      ---------------  ----------------  ---------------
Total amortizing intangible assets                                    $       53,688   $       (25,610)  $       28,078
                                                                      ===============  ================  ===============

December 30, 2005
Patented technology                                                   $       21,462   $       (11,738)  $        9,724
Unpatented technology                                                         30,886            (8,750)          22,136
Other                                                                          1,340            (1,309)              31
                                                                      ---------------  ----------------  ---------------
Total amortizing intangible assets                                    $       53,688   $       (21,797)  $       31,891
                                                                      ===============  ================  ===============

     Annual intangible amortization expense is estimated to be $3.8 million for 2007 and 2008, $3.2 million for 2009 and $2.7 million in 2010 and 2011.

7.   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities are comprised of the following (in thousands):

                                                                        December 29,     December 30,
                                                                            2006             2005
                                                                      ---------------- ----------------
 Salaries and benefits                                                $        11,055  $         8,718
 Profit sharing and bonuses                                                    13,928           13,052
 Warranty                                                                       1,993            2,443
 Other                                                                          2,642            5,690
                                                                      ---------------- ----------------
 Total                                                                $        29,618  $        29,903
                                                                      ================ ================


8.   DEBT

     Long-term debt is comprised of the following (in thousands):

                                                                          December 29,        December 30,
                                                                               2006               2005
                                                                       ------------------- -------------------
 2.25% convertible subordinated notes, due 2013                         $         170,000  $          170,000
 Capital lease obligations                                                              -                 464
                                                                       ------------------- -------------------
                                                                                  170,000             170,464
 Less current portion                                                                   -                (464)
                                                                       ------------------- -------------------
 Total long-term debt                                                   $         170,000  $          170,000
                                                                       =================== ===================

     Convertible Subordinated Notes - In May 2003, the Company completed a private placement of contingent convertible subordinated notes ("CSN") totaling $170.0 million, due 2013. In November 2003 the Company had a Registration Statement with the Securities and Exchange Commission declared effective with respect to these notes and the underlying common stock. The notes bear interest at 2.25 percent per annum, payable semiannually. Beginning with the six-month interest period commencing June 15, 2010, the Company will pay additional contingent interest during any six-month interest period if the trading price of the notes for each of the five trading days immediately preceding the first day of the interest period equals or exceeds 120% of the principal amount of the notes.

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

     Concurrent with the issuance of the notes, the Company used approximately $72.5 million of the proceeds from this private placement to pay off a previously existing bank term loan. Debt issuance expenses totaled $4.5 million and are being amortized using the effective yield method over a seven-year term. Total net deferred financing fees amounted to $2.3 million at December 29, 2006.

     The fair-value of the convertible subordinated notes based on quoted market prices as of December 29, 2006 and December 30, 2005 was $159.8 million and $149.0 million, respectively.

     Revolving Line of Credit

     On May 31, 2005, the Company amended its Senior Secured Credit Facility, which included changes to the underlying covenants. The amended facility replaced the old $20.0 million revolving credit facility with a new three-year $50.0 million Revolving Credit Facility ("new revolver"), which contains a $10.0 million sub-limit for the issuance of commercial or standby letters of credit. The new revolver is secured by the Company's non-realty assets including cash, accounts and notes receivable, and inventories. The new revolver requires the Company to comply with two quarterly financial covenants, as defined. The first relates to the ratio of consolidated net earnings or loss before interest, taxes, depreciation, and amortization ("EBITDA") to fixed charges. The second is a leverage ratio, which is calculated based on the ratio of consolidated funded debt less cash, cash equivalent investments and short-term investments to consolidated EBITDA, as defined in the Senior Secured Credit Facility agreement. Interest rates under the new revolver vary with the Company's leverage. The Company is required to pay a commitment fee of between .125% and 0.250% per annum on the unused portion of the new revolver based on the Company's leverage. As of December 29, 2006 and December 30, 2005, the Company had no balance outstanding on the new revolver.

     Debt issuance expenses for the new revolver totaled $0.2 million and are being amortized over a three-year term. The revolver refinancing transaction resulted in the write-off of $0.1 million of existing deferred financing fees associated with the prior revolving line of credit.

9.   EMPLOYEE BENEFIT PLANS

     Savings Plan - The Company sponsors a defined contribution 401(k) plan, which covers substantially all of its employees. The plan provides for the deferral of employee compensation under Section 401(k) and a discretionary Company match. In 2006, 2005 and 2004, this match was $0.35 per dollar of participant deferral, up to 6% of the total compensation for each participant. Net costs related to this defined contribution plan were $0.9 million in 2006, 2005 and 2004.

     Employee Stock Ownership Plan - The Company sponsored a non-leveraged Employee Stock Ownership Plan ("ESOP") and related trust prior to June 29, 2004. Effective June 29, 2004 the ESOP was merged into the 401(k) plan. Under the terms of the amended 401(k) plan document there is an annual discretionary defined contribution equal to five percent of each employee's eligible compensation. This amount is contributed to the 401(k) plan in the form of Company stock. Compensation cost recognized related to the defined contribution was approximately $3.3 million in 2006, $2.8 million in 2005 and $2.7 million in 2004. As of December 29, 2006, the 401(k) Plan held 501,278 shares of Company stock and there were 109,822 committed-to-be released shares for the plan, which equals the estimated number of shares to settle the liability based on the closing market price of the Company's stock at December 29, 2006 of $26.92. The final number of shares contributed to the plan was 110,108, computed based on the closing market price of the Company's stock on the actual contribution date of February 20, 2007 of $26.85.

     Education Assistance Program - The Company reimburses tuition, textbooks and laboratory fees for college or other job related programs for all of its employees. The Company also reimburses college tuition for the dependent children of its full-time employees. For certain employees, the dependent children benefit vests on a straight-line basis over ten years. Minimum academic achievement is required in order to receive reimbursement under both programs. Aggregate expenses under the programs were approximately $1.2 million, $0.9 million and $0.8 million in 2006, 2005 and 2004, respectively.

10.  STOCK-BASED COMPENSATION


     Compensation costs related to share-based payments for 2006 totaled $6.4 million, $4.4 million net of tax, or $0.17 per diluted share and $0.20 per basic share. This amount included $2.4 million for accelerated vesting for certain retirement-eligible employees and $0.3 million for modifications. This modification expense relates to the Company's adoption of executive retirement guidelines in 2005 for approximately twenty-five senior level executives and the extension of the exercise period after termination for all outstanding stock options of its former Chief Executive Officer in 2006. The incremental cost of expensing stock options under SFAS No. 123(R) for 2006 was $4.5 million, $3.1 million net of tax or $0.12 per diluted share and $0.14 per basic share. Stock-based compensation expense included in the Consolidated Statements of Cash Flows includes costs recognized for stock options, restricted stock, restricted stock units and the annual share contribution to the 401(k) Plan. See Note 9 - Employee Benefit Plans.

     Proceeds from the exercise of stock options under stock option plans are credited to common stock at par value and the excess is credited to additional paid-in capital. A portion of the Company's granted options qualify as incentive stock options ("ISO") for income tax purposes. As such, a tax benefit is not recorded at the time the compensation cost related to the options is recorded for book purposes due to the fact that an ISO does not ordinarily result in a tax benefit unless there is a disqualifying disposition. Stock option grants of non-qualified options result in the creation of a deferred tax asset, which is a temporary difference, until the time that the option in exercised. Due to the treatment of incentive stock options for tax purposes, the Company's effective tax rate from year to year is subject to variability.

     During 2006, the Board of Directors approved the grant of 183,648 shares of performance based non-qualified stock options. The performance metrics for these awards cover a three-year performance period beginning in 2006 and include the achievement of revenue, operating earnings per share and operating cash flow targets. Compensation expense related to these awards amounted to $0.2 million during 2006.

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

     Stock Options

     Summary of Plans
     ----------------
     The Company's 1997 Stock Option Plan ("1997 Plan") authorizes the issuance of up to 480,000 shares of nonqualified and incentive stock options to purchase the Company's common stock, subject to the terms of the plan. The stock options granted under the 1997 Plan generally vest over a five-year period and may vary depending upon the achievement of certain performance targets as determined by the Board of Directors. The stock options expire 10 years from the date of the grant. Stock options are granted at exercise prices equal to or greater than the fair market value of the Company's common stock on the date of grant.

     The Company's 1998 Stock Option Plan ("1998 Plan") authorizes the issuance of up to 1,220,000 shares of nonqualified and incentive stock options to purchase the Company's common stock, subject to the terms of the plan. The stock options granted under the 1998 Plan vest over a three to five year period and may vary depending upon the achievement of certain performance targets as determined by the Board of Directors. The stock options expire 10 years from the date of grant. Stock options are granted at exercise prices equal to or greater than the fair value of the Company's common stock on the date of grant.

     The Company has a stock option plan that provides for the issuance of nonqualified stock options to Non-Employee Directors ("Director Plan"). The Director Plan authorizes the issuance of up to 100,000 shares of nonqualified stock options to purchase the Company's common stock from its treasury, subject to the terms of the plan. The stock options granted under the Director Plan vest immediately. The stock options expire 10 years from the date of grant. Stock options are granted at exercise prices equal to or greater than the fair value of the Company's common stock on the date of grant.

     The Company's 2005 Stock Incentive Plan ("2005 Plan") authorizes the issuance of up to 1,000,000 shares of equity incentive awards including nonqualified and incentive stock options to purchase the Company's common stock, subject to the terms of the plan. The stock options granted under the 2005 Plan generally vest over a four to five year period and may vary depending upon the achievement of certain performance targets as determined by the Board of Directors and the terms of each specific grant. The stock options expire 10 years from the date of grant. Stock options are granted at exercise prices equal to or greater than the fair value of the Company's common stock on the date of grant.

     As of December 29, 2006, 478,189 shares were available for future grants of options under the above plans.

     The following table summarizes stock option activity related to the Company's plans:


                                                                                                  Weighted
                                                                                                   average    Aggregate
                                                                                       Weighted   remaining   intrinsic
                                                                            Number of   average   contractual  value(1)
                                                                              stock     exercise   life (in     (in
                                                                              options    price      years)    millions)
                                                                            ---------- --------- ------------ ----------
Outstanding at January 2, 2004                                              1,152,900  $  22.50
     Granted                                                                  288,516     25.97
     Exercised                                                                (99,774)    12.51
     Forfeited or Expired                                                     (91,788)    28.65
                                                                            ----------

Outstanding at December 31, 2004                                            1,249,854     23.68
     Granted                                                                  477,906     20.95
     Exercised                                                                (97,888)    10.91
     Forfeited or Expired                                                    (232,712)    26.90
                                                                            ----------

Outstanding at December 30, 2005                                            1,397,160     23.16
     Granted(2)                                                               483,265     23.92
     Exercised                                                               (160,605)    12.97
     Forfeited or Expired                                                     (93,291)    24.94
                                                                            ----------

Outstanding at December 29, 2006                                            1,626,529  $  24.27          7.4  $     6.4
                                                                            ========== ========= ============ ==========
Expected to Vest at December 29, 2006                                       1,514,502  $  24.35          7.3  $     6.0
                                                                            ========== ========= ============ ==========
Exercisable at December 29, 2006                                              902,613  $  25.33          6.2  $     3.4
                                                                            ========== ========= ============ ==========


(1) Intrinsic value is calculated for in-the-money options (exercise price less than market price) outstanding and/or exercisable as the difference between the market price of our common shares as of December 29, 2006 ($26.92) and the weighted average exercise price of the underlying options, multiplied by the number of options outstanding and/or exercisable.
(2) Includes 183,648 performance based stock options which had a weighted average exercise price of $22.38 per share.

     The following table provides certain information relating to the exercise of stock options (in thousands):

                                                                                      Year Ended
                                                                     ---------------------------------------------
                                                                      December 29,   December 30,   December 31,
                                                                          2006           2005           2004
                                                                     --------------- ------------- ---------------
Stock Options Exercised
Intrinsic value                                                      $        2,120  $      1,209  $        2,143
Cash received                                                                 2,082         1,068           1,205
Tax benefit realized                                                            236           252             177

     As of December 29, 2006, $4.0 million of unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average period of approximately 3 years. Shares are distributed from the Company's authorized but unissued reserve upon the exercise of stock options or treasury stock if available. The Company does not intend to purchase treasury shares to fund the future exercises of stock options.

     Fair Value
     ----------

     The Company utilizes the Black-Scholes Option Pricing Model to determine the fair value of stock options under SFAS No. 123(R), consistent with that used for pro forma disclosures in prior years. Management is required to make certain assumptions with respect to selected model inputs, including anticipated changes in the underlying stock price (i.e., expected volatility) and option exercise activity (i.e., expected life). Expected volatility is based on the historical volatility of the Company's stock over the most recent period commensurate with the estimated expected life of the stock options. The expected life of options granted, which represents the period of time that the options are expected to be outstanding, is based primarily on historical data. The expected dividend yield is based on the Company's history and expectation of dividend payouts. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period commensurate with the estimated expected life. If factors change and result in different assumptions in the application of SFAS No. 123(R) in future periods, the stock option expense that the Company records for future grants may differ significantly from what the Company has recorded in the current period.

     The weighted-average fair value and assumptions used to value options granted are as follows:

                                                                                        Year Ended
                                                                      ----------------------------------------------
                                                                       December 29,    December 30,   December 31,
                                                                           2006            2005           2004
                                                                      --------------- -------------- ---------------
Weighted-average fair value                                           $        10.85  $        9.89  $        12.62
Risk-free interest rate                                                         4.74%          3.95%           3.62%
Expected volatility                                                               42%            46%             52%
Expected life (in years)                                                           5              5               5
Expected dividend yield                                                            0%             0%              0%

     Restricted Stock and Restricted Stock Units

     Summary of Plans
     ----------------

     The Company's 2002 Restricted Stock Plan authorizes the issuance of stock awards to employees. The number of shares that are reserved and may be issued under the plan cannot exceed 200,000. Restricted stock awards are either time-vested or performance-vested based on the terms of each individual award agreement. Time-vested restricted stock vests 50% on the second anniversary of the date of the award and 25% on the third and fourth anniversaries of the date of the award. Performance-vested restricted stock vests upon the achievement of certain annual diluted earnings per share targets by the company, or the seventh anniversary date of the award.

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

     As of December 29, 2006, there were 334,745 shares available for future grants of restricted stock, restricted stock units or stock bonuses under the 2002 and 2005 plans, subject to the overall limit imposed by the 2005 Plan.

     Restricted Stock and Restricted Stock Unit Activity
     ---------------------------------------------------

     The following table summarizes restricted stock and restricted stock unit activity related to the Company's plans:

                                                                                              Weighted average
                                                                            Activity             fair value
                                                                      --------------------- ---------------------
Nonvested at January 2, 2004                                                        36,900  $              35.56
  Shares granted                                                                    19,100                 18.29
  Shares vested                                                                    (13,500)                33.78
  Shares forfeited                                                                  (2,200)                38.75
                                                                      ---------------------

Nonvested at December 31, 2004                                                      40,300                 27.79
  Shares granted                                                                    67,891                 19.75
  Shares vested                                                                          -                     -
  Shares forfeited                                                                 (14,235)                24.66
                                                                      ---------------------

Nonvested at December 30, 2005                                                      93,956                 22.46
  Shares granted                                                                   145,126                 23.25
  Shares vested                                                                    (25,911)                20.00
  Shares forfeited                                                                  (9,015)                22.63
                                                                      ---------------------

Nonvested at December 29, 2006                                                     204,156  $              23.32
                                                                      =====================

     The fair value of restricted sock and restricted stock units is equal to the fair value of the Company's stock on the date of grant. The realized tax benefit (expense) from the vesting of restricted stock was $0.05 million, $0 and ($0.05 million) for 2006, 2005 and 2004, respectively. As of December 29, 2006, there was $2.7 million of total unrecognized compensation cost related to the restricted stock and restricted stock unit awards. That cost is expected to be recognized over a weighted-average period of approximately 3 years.

11.  OTHER OPERATING EXPENSES

     The following charges were recorded in other operating expenses in the Company's Consolidated Statement of Operations and Comprehensive Income (in thousands).

                                                                                          Year Ended
                                                                      --------------------------------------------------
                                                                       December 29,    December 30,      December 31,
                                                                           2006            2005              2004
                                                                      --------------- --------------- ------------------
(a) Alden facility consolidation                                      $          623  $        2,806  $               -
(b) Carson City facility shutdown and Tijuana
    facility consolidation No. 1                                               2,743           4,440                  -
(c) Columbia facility shutdown, Tijuana facility
    consolidation No. 2 and RD&E consolidation                                 5,125           1,134                  -
(d) Tijuana facility start-up                                                      -           1,402                900
(e) Asset dispositions and other                                               6,073           7,287              2,885
(f) Severance                                                                  2,494           1,505                800
                                                                      --------------- --------------- ------------------
                                                                      $       17,058  $       18,574  $           4,585
                                                                      =============== =============== ==================

     (a) Alden Facility consolidation - Beginning in the first quarter of 2005 and ending in the second quarter of 2006 the Company consolidated the medical capacitor manufacturing operations in Cheektowaga, NY, and the implantable medical battery manufacturing operations in Clarence, NY, into the advanced power source manufacturing facility in Alden, NY ("Alden Facility"). The Company also consolidated the capacitor research, development and engineering operations from the Cheektowaga, NY, facility into the Technology Center in Clarence, NY.

     The total cost for these consolidation efforts was $3.4 million, which was below the Company's original estimate of $3.5 to $4.0 million. The expenses for the Alden Facility consolidation are included in the IMC business segment and included the following:

     o    Production inefficiencies and revalidation - $0.3 million;

     o    Moving and facility closures - $2.7 million; and

     o    Other - $0.4 million.

     Accrued liabilities related to the Alden Facility consolidation are comprised of the following (in thousands):


                                                      Production
                                                     inefficiencies              Moving and
                                                          and                      facility
                                                      revalidation   Training      closures      Other        Total
Restructuring charges                               $          230   $      23   $     2,180  $      373   $      2,806
Cash payments                                                 (230)        (23)       (1,144)       (373)        (1,770)
Accelerated depreciation/
asset write-offs                                                 -           -          (838)          -           (838)
                                                    --------------- -----------  ------------ ----------- --------------
Balance, December 30, 2005                          $            -   $       -   $       198  $        -   $        198

Restructuring charges                                           99           -           524           -            623
Cash payments                                                  (99)          -          (722)          -           (821)
Accelerated depreciation/
asset write-offs                                                 -           -             -           -              -
                                                    --------------- -----------  ------------ ----------- --------------
Balance, December 29, 2006                          $            -   $       -   $         -  $        -   $          -
                                                    =============== ===========  ============ =========== ==============

     (b) Carson City Facility shutdown and Tijuana Facility consolidation No. 1. On March 7, 2005, the Company announced its intent to close the Carson City, NV facility ("Carson City Facility") and consolidate the work performed at that facility into the Tijuana, Mexico facility ("Tijuana Facility consolidation No. 1").

     The Company has delayed the anticipated final closing of the Carson City Facility until the second quarter of 2007 in order to accommodate a customer's pending regulatory approval. If this regulatory approval is delayed further, additional costs could be incurred. The total revised estimate for this plan is anticipated to be between $7.4 million and $7.6 million of which $7.2 million has been incurred through December 29, 2006. The major categories of costs include the following:

     o    Costs related to the shutdown of the Carson City Facility:
          a.   Severance and retention - $3.7 million;
          b.   Accelerated depreciation - $0.6 million; and
          c.   Other - $0.5 million.

     o    Costs related to the Tijuana Facility consolidation No. 1:
          a.   Production inefficiencies and revalidation - $0.4 million;
          b.   Relocation and moving - $0.2 million;
          c. Personnel (including travel, training and duplicate wages) - $1.5 to $1.7 million; and
          d.   Other - $0.5 million.

     All categories of costs are considered to be cash expenditures, except accelerated depreciation. Once the moves are completed, the Company anticipates annual cost savings in the range of $2.5 million to $3.1 million. The expenses for the Carson City Facility shutdown and the Tijuana Facility consolidation No. 1 is included in the IMC business segment.

     Accrued liabilities related to the Carson City Facility shutdown are comprised of the following (in thousands):


                                                                 Severance and     Accelerated      Other        Total
                                                                    retention      depreciation
Restructuring charges                                                 $    2,096  $         595  $       221  $     2,912
Cash payments                                                                  -              -         (221)        (221)
Write-offs                                                                     -           (595)           -         (595)
                                                                ----------------- -------------- ------------ ------------
Balance, December 30, 2005                                            $    2,096  $           -  $         -  $     2,096

Restructuring charges                                                      1,455              5           57        1,517
Cash payments                                                             (2,394)             -          (57)      (2,451)
Write-offs                                                                     -             (5)           -           (5)
                                                                ----------------- -------------- ------------ ------------
Balance, December 29, 2006                                            $    1,157  $           -  $         -  $     1,157
                                                                ================= ============== ============ ============

     Accrued liabilities related to the Tijuana Facility consolidation No. 1 are comprised of the following (in thousands):

                                                      Production
                                                     inefficiencies
                                                          and        Relocation
                                                      revalidation    and moving    Personnel      Other        Total
Restructuring charges                                $           5   $       123  $      1,050  $       350  $    1,528
Cash payments                                                   (5)         (123)       (1,050)        (350)     (1,528)
Write-offs                                                       -             -             -            -           -
                                                    ---------------  ------------ ------------- ------------ -----------
Balance, December 30, 2005                           $           -   $         -  $          -  $         -  $        -

Restructuring charges                                          288             1           651          286       1,226
Cash payments                                                 (288)           (1)         (651)        (286)     (1,226)
Write-offs                                                       -             -             -            -           -
                                                    ---------------  ------------ ------------- ------------ -----------
Balance, December 29, 2006                           $           -   $         -  $          -  $         -  $        -
                                                    ===============  ============ ============= ============ ===========

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

     The total estimated cost for this facility consolidation plan is anticipated to be between $7.9 million and $8.3 million of which $6.3 million has been incurred through December 29, 2006. The ARL move and closure portion of this consolidation project is complete. The Company expects to incur and pay the remaining cost for the other portions of the consolidation project over the next two fiscal quarters through June 2007.

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

     All categories of costs are considered to be cash expenditures, except for accelerated depreciation and asset write-offs. Once the moves are completed, the Company anticipates annual cost savings in the range of $5.0 million to $6.0 million. The expenses for the Columbia Facility and ARL shutdowns, the Tijuana Facility consolidation No. 2 and the RD&E consolidation are included in the IMC business segment.

     Accrued liabilities related to the Columbia Facility and ARL shutdowns and the RD&E consolidation are comprised of the following (in thousands):

                                                                             Accelerated
                                                    Severance                 depreciation
                                                       and                      / asset
                                                     retention   Personnel     write-offs     Other        Total
Restructuring charges                              $       379  $         -  $        435  $      310  $      1,124
Cash payments                                                -            -             -           -             -
Write-offs                                                   -            -          (435)          -          (435)
                                                   ------------ ------------ ------------- ----------- -------------
Balance, December 30, 2005                         $       379  $         -  $          -  $      310  $        689

Restructuring charges                                    1,918          701            74         118         2,811
Cash payments                                             (550)        (701)            -        (428)       (1,679)
Write-offs                                                   -            -           (74)          -           (74)
                                                   ------------ ------------ ------------- ----------- -------------
Balance, December 29, 2006                         $     1,747  $         -  $          -  $        -  $      1,747
                                                   ============ ============ ============= =========== =============

     Accrued liabilities related to Tijuana Facility consolidation No. 2 are comprised of the following (in thousands):

                                                             Production
                                                            inefficiencies
                                                                 and       Relocation
                                                             revalidation   and moving  Personnel    Other      Total
Restructuring charges                                      $            -  $        -  $       10  $       -  $      10
Cash payments                                                           -           -         (10)         -        (10)
                                                           --------------- ----------- ----------- ---------- ----------
Balance, December 30, 2005                                 $            -  $        -  $        -  $       -  $       -

Restructuring charges                                                 264         149       1,584        317      2,314
Cash payments                                                        (264)       (149)     (1,584)      (317)    (2,314)
                                                           --------------- ----------- ----------- ---------- ----------
Balance, December 29, 2006                                 $            -  $        -  $        -  $       -  $       -
                                                           =============== =========== =========== ========== ==========

     (d) Tijuana start-up. Other Tijuana start-up expenses (not associated with the Carson City Facility or Columbia Facility consolidation) during 2005 and 2004 amounted to $1.4 million and $0.9 million, respectively. These expenses are primarily related to the initial start-up of the value-added assembly business.

     (e) Asset dispositions and other. During 2006, the Company recorded a loss of $4.4 million related to the write-off of a battery test system that was under development. Upon completion of the Company's engineering and technical evaluation, it was determined that the system could not meet the required specifications in a cost effective manner. This charge was included in the IMC business segment. The remaining expense for 2006 includes various asset dispositions of approximately $1.0 million and $0.8 million for professional fees related to a potential acquisition that was no longer considered probable.

     During 2005, a $2.8 million charge was recorded for the write-down of automated cathode assembly equipment for the IMC segment. The remaining expense for 2005 relates to various asset dispositions of approximately $3.3 million and the cost to exit a development agreement of $1.2 million.

     During 2004, the Company recorded a $2.0 million pre-tax charge associated with the acquisition of certain patents during the second quarter of 2004. The acquired patents cover how wet tantalum capacitors are used in an Implantable Cardioverter Defibrillator. A decision was made to acquire the patents and remove this as a potential obstacle for existing customers to more fully adopt wet tantalum technology and for potential customers to initially adopt the technology. The Company had a prior legal opinion that in effect concluded the patents were not valid, therefore the Company believed it was appropriate to record the $2.0 million acquisition cost in accordance with its economic substance as a period expense. This expense is related to the IMC business segment. The remaining expense for 2004 relates to various asset dispositions of approximately $0.9 million.

     (f) Severance charges. During the fourth quarter of 2006, the Company implemented a plan for consolidating its corporate and business unit organization structure. As a result, severance charges of $2.5 million were recorded in 2006. Expense of $1.5 million was recorded in the IMC segment, $0.03 million in the ECP segment and $1.0 million was recorded in unallocated operating expenses under business segment information. Accrued severance related to this consolidation plan was $1.8 million as of December 29, 2006 which is expected to be paid throughout 2007.

     During the first quarter of 2005, the Company implemented a 4% workforce reduction as a continuation of cost containment efforts initiated mid-year 2004. As a result, severance charges of $1.5 million were recorded and paid in 2005. Expense of $0.9 million was recorded in the IMC segment, $0.2 million in the ECP segment and $0.4 million was recorded in unallocated operating expenses under business segment information.

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

     Prior year amounts have been conformed to the current year presentation.

12.  INCOME TAXES

     The provision for income taxes was comprised of the following (in thousands):

                                                                                          Year Ended
                                                                       -------------------------------------------------
                                                                         December 29,      December 30,    December 31,
                                                                             2006              2005            2004
                                                                       ----------------  ---------------- --------------
Current:
  Federal                                                              $         2,378   $           931  $      (2,581)
  State                                                                            142                96           (125)
                                                                       ----------------  ---------------- --------------
                                                                                 2,520             1,027         (2,706)
                                                                       ----------------  ---------------- --------------
Deferred:
  Federal                                                                        4,831             4,243          8,818
  State                                                                             57                87          3,402
                                                                       ----------------  ---------------- --------------
                                                                                 4,888             4,330         12,220
                                                                       ----------------  ---------------- --------------
Provision for income taxes                                             $         7,408   $         5,357  $       9,514
                                                                       ================  ================ ==============

     The provision for income taxes differs from the federal statutory rate due to the following:

                                                                                       Year Ended
                                                                      ------------------------------------------------
                                                                       December 29,     December 30,    December 31,
                                                                           2006             2005            2004
                                                                      ---------------  --------------- ---------------
Statutory rate                                                                 35.0 %           35.0 %          35.0 %
State taxes, net of federal benefit                                              0.5              0.8            (1.5)
Extraterritorial income exclusion                                               (3.8)            (0.9)           (4.2)
Permanent items                                                                  1.9              0.4             0.3
Federal and state tax credits                                                   (2.4)            (9.5)           (3.3)
Valuation allowance                                                              0.7              7.4            13.2
Other                                                                           (0.4)             1.4             0.6
                                                                      ---------------  --------------- ---------------
Effective tax rate                                                             31.5 %           34.6 %          40.1 %
                                                                      ===============  =============== ===============

     In 2006, 2005 and 2004, 92,693, 75,887, and 43,911 shares of common stock, respectively, were issued through the exercise of non-qualified stock options or through the disqualifying disposition of incentive stock options. The total tax benefit to the Company from these transactions, which is credited to additional paid-in capital rather than recognized as a reduction of income tax expense, was $0.2 million, $0.3 million, and $0.2 million in 2006, 2005 and 2004, respectively. These tax benefits have also been recognized in the consolidated balance sheet as a reduction of current income taxes payable.

     Deferred tax assets (liabilities) consist of the following (in thousands):

                                                                         December 29,        December 30,
                                                                             2006                2005
                                                                      ------------------- ------------------
Property, plant and equipment depreciation                            $           (3,574) $          (4,857)
Investments                                                                       (1,064)                 -
Contingent interest on convertible notes                                         (15,269)           (11,428)
Intangible assets                                                                (19,317)           (16,028)
Other                                                                                (19)               (12)
                                                                      ------------------- ------------------
Gross deferred tax liabilities                                                   (39,243)           (32,325)
                                                                      ------------------- ------------------

Tax credits                                                                        4,372              4,656
Accrued expenses and deferred compensation                                         3,340              3,404
Inventories                                                                        3,824              3,312
Stock-based compensation                                                           1,992                217
Investments                                                                            -                542
Net operating loss carryforwards                                                      97              1,033
                                                                      ------------------- ------------------
Gross deferred tax assets                                                         13,625             13,164
Less valuation allowance                                                          (4,342)            (4,843)
                                                                      ------------------- ------------------
                                                                                   9,283              8,321
                                                                      ------------------- ------------------
Net deferred tax liability                                            $          (29,960) $         (24,004)
                                                                      =================== ==================

Net current deferred tax asset                                                     5,899              6,257
Net noncurrent deferred tax liability                                            (35,859)           (30,261)
                                                                      ------------------- ------------------
  Total net deferred tax liability                                    $          (29,960) $         (24,004)
                                                                      =================== ==================

     As of December 29, 2006, the Company has available $0.1 million of state net operating loss carryforwards and $4.4 million of state tax credit carryforwards that begin expiring in 2013.

     In assessing the realizability of deferred tax assets, management considers, within each taxing jurisdiction, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the consideration of the weight of both positive and negative evidence, management has determined that it is more likely than not that a portion of the deferred tax asset as of December 29, 2006 related to certain state investment tax credits and net operating losses will not be realized. The valuation allowance decrease in 2006 was primarily due to the removal of the allowance on investments as the book basis exceeds the tax basis resulting from changes in market value, which was recorded in other comprehensive income.

     During the second quarter 2006, the Internal Revenue Service ("IRS") completed its audit of the Company's 2003-2004 federal consolidated income tax returns. As a result of the audit, the Company agreed to an adjustment to reduce the rate of deductible interest on its convertible subordinated notes. The Company had previously established a deferred income tax liability for the difference between the amount of interest deducted for income taxes and the amount recorded as expense for book purposes. This adjustment (and its prospective impact on the deferred income taxes recorded in 2005) resulted in a decrease of approximately $1.0 million in the net deferred tax liability and a cash payment of $0.6 million was made in 2006.

13.  COMMITMENTS AND CONTINGENCIES

     Litigation - The Company is a party to various legal actions arising in the normal course of business including actions brought by former employees who were terminated in connection with our consolidation initiatives. While the Company does not believe that the ultimate resolution of any such pending activities will have a material adverse effect on its consolidated results of operations, financial position or cash flows, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact in the period in which the ruling occurs.

     During 2002, a former non-medical customer commenced an action alleging that the Company had used proprietary information of the customer to develop certain products. We have meritorious defenses and are vigorously defending the matter. The potential risk of loss is between $0.0 and $1.7 million.

     License agreements - The Company is a party to various license agreements through 2018 for technology that is utilized in certain of its products. The most significant of these is an agreement to license the basic technology used for wet tantalum capacitors in the IMC segment. The Company is required to pay royalties based on agreed upon terms through August 2014. Expenses related to license agreements were $1.5 million, $1.6 million and $1.3 million, for 2006, 2005, and 2004, respectively.

     Product Warranties - The change in the aggregate product warranty liability was comprised of the following (in thousands):

                                                                                   Year Ended
                                                                      -------------------------------------
                                                                         December 29,       December 30,
                                                                             2006               2005
                                                                      ------------------- -----------------
Beginning balance                                                     $            2,443  $            926
Additions to warranty reserve                                                      1,744             3,184
Warranty claims paid                                                              (2,194)           (1,667)
                                                                      ------------------- -----------------
Ending balance                                                        $            1,993  $          2,443
                                                                      =================== =================

     Operating Leases - The Company is a party to various operating lease agreements for buildings, equipment and software. The Company incurred operating lease expense of $2.3 million, $2.7 million, and $2.2 million, in 2006, 2005 and 2004, respectively. Minimum future annual operating lease payments are $1.9 million in 2007; $1.2 million in 2008; $1.0 million in 2009; $0.8 million in 2010; $0.8 million in 2011 and $2.4 million thereafter. The Company primarily leases buildings which account for the majority of the future lease payments. Lease expense includes the effect of escalation clauses and leasehold improvement incentives which are accounted for ratably over the lease term.

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

     Purchase Commitments - Contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase orders are normally based on our current manufacturing needs and are fulfilled by our vendors within short time horizons. We enter into blanket orders with vendors that have preferred pricing and terms, however these orders are normally cancelable by us without penalty. As of December 29, 2006, the total contractual obligation related to such expenditures is $9.7 million and will be financed by existing cash, short-term investments or cash generated from operations. We also enter into contracts for outsourced services; however, the obligations under these contracts were not significant and the contracts generally contain clauses allowing for cancellation without significant penalty.

14.  BUSINESS SEGMENT INFORMATION

     The Company operates its business in two reportable segments: Implantable Medical Components ("IMC") and Electrochem Commercial Power ("ECP"). The IMC segment designs and manufactures critical components used in implantable medical devices. The principal components are batteries, capacitors, filtered feedthroughs, enclosures and precision components. Additionally, in 2005, the Company expanded its IMC business to include value-added assembly of products that incorporate these components. The principal medical devices are pacemakers, defibrillators and neurostimulators. The ECP segment designs and manufactures high performance batteries and battery packs; principal markets for these products are for oil and gas exploration, pipeline inspection, telematics, oceanography equipment, seismic, communication, military and aerospace applications.

     The Company defines segment income from operations as sales less cost of sales including amortization and expenses attributable to segment-specific selling, general and administrative, research, development and engineering expenses, and other operating expenses. Segment income also includes a portion of non-segment specific selling, general and administrative, and research, development and engineering expenses based on allocations appropriate to the expense categories. The remaining unallocated operating expenses are primarily corporate headquarters and administrative function expenses. The unallocated operating expenses along with other income and expense are not allocated to reportable segments. Transactions between the two segments are not significant. Segment assets are intended to correlate with invested capital. The amounts include accounts receivable, inventories, net property, plant and equipment, intangible assets, trademark and tradenames, and goodwill. Corporate assets consist primarily of cash, short-term investments available for sale, deferred income taxes and net property, plant and equipment for corporate headquarters. The accounting policies of the segments are the same as those described and referenced in Note 2. Sales by geographic area are presented by attributing sales from external customers based on where the products are shipped. An analysis and reconciliation of the Company's business segment information to the respective information in the consolidated financial statements is as follows (in thousands):

                                                                                        Year Ended
                                                                      -----------------------------------------------
                                                                        December 29,    December 30,   December 31,
                                                                            2006            2005           2004
                                                                      ---------------- -------------- ---------------
Sales:
  IMC
    Medical batteries:
      ICD batteries                                                   $        45,140  $      45,803  $       35,742
      Pacemakers and other batteries                                           21,090         21,708          19,434
      ICD capacitors                                                           16,780         20,709          21,981
      Feedthroughs                                                             64,578         59,210          47,387
      Enclosures                                                               23,904         23,866          21,709
      Other                                                                    55,915         36,618          26,402
                                                                      ---------------- -------------- ---------------
  Total IMC sales                                                             227,407        207,914         172,655
  ECP                                                                          43,735         33,183          27,464
                                                                      ---------------- -------------- ---------------
Total sales                                                           $       271,142  $     241,097  $      200,119
                                                                      ================ ============== ===============

                                                                                        Year Ended
                                                                      -----------------------------------------------------
                                                                         December 29,     December 30,      December 31,
                                                                             2006             2005              2004
                                                                      ------------------ --------------- ------------------
Segment income from operations:
  IMC                                                                 $          27,860  $       23,136  $          28,950
  ECP                                                                            12,359           7,303              8,005
                                                                      ------------------ --------------- ------------------
  Total segment income from operations                                           40,219          30,439             36,955
  Unallocated operating expenses                                                (17,843)        (13,553)           (10,015)
                                                                      ------------------ --------------- ------------------
  Operating income as reported                                                   22,376          16,886             26,940
  Unallocated other income and expense                                            1,158          (1,422)            (3,208)
                                                                      ------------------ --------------- ------------------
  Income before provision for income
   taxes as reported                                                  $          23,534  $       15,464  $          23,732
                                                                      ================== =============== ==================

Depreciation and amortization:
  IMC                                                                 $          15,068  $       15,749  $          11,683
  ECP                                                                               833             851                877
                                                                      ------------------ --------------- ------------------
  Total depreciation and amortization included
    in segment income from operations                                            15,901          16,600             12,560
  Unallocated depreciation and amortization                                       3,408           3,118              2,275
                                                                      ------------------ --------------- ------------------
  Total depreciation and amortization                                 $          19,309  $       19,718  $          14,835
                                                                      ================== =============== ==================


The changes in the carrying amount of goodwill:

                                                                             IMC              ECP            Total
                                                                      ----------------- --------------- ----------------
Balance at December 30, 2005                                          $        152,473  $        2,566  $       155,039
Goodwill recorded during the year                                                    -               -                -
                                                                      ----------------- --------------- ----------------
Balance at December 29, 2006                                          $        152,473  $        2,566  $       155,039
                                                                      ================= =============== ================

                                                                                          Year Ended
                                                                      --------------------------------------------------
                                                                          December 29,      December 30,   December 31,
                                                                              2006              2005           2004
                                                                      -------------------- --------------- -------------
Expenditures for tangible long-lived assets,
  excluding acquisitions:
  IMC                                                                 $            12,154  $       25,259  $     33,537
  ECP                                                                               1,351             183           664
                                                                      -------------------- --------------- -------------
    Total reportable segments                                                      13,505          25,442        34,201
    Unallocated long-lived tangible assets                                            855           2,404         5,403
                                                                      -------------------- --------------- -------------
  Total expenditures                                                  $            14,360  $       27,846  $     39,604
                                                                      ==================== =============== =============

                                                                                            As of
                                                                      --------------------------------------------------
                                                                          December 29,      December 30,   December 31,
                                                                              2006              2005           2004
                                                                      -------------------- --------------- -------------
Identifiable assets, net:
  IMC                                                                 $           379,250  $      355,568  $    333,647
  ECP                                                                              25,061          21,881        20,690
                                                                      -------------------- --------------- -------------
  Total reportable segments                                                       404,311         377,449       354,337
  Unallocated assets                                                              143,516         135,462       121,829
                                                                      -------------------- --------------- -------------
  Total assets                                                        $           547,827  $      512,911  $    476,166
                                                                      ==================== =============== =============

                                                                                          Year Ended
                                                                      --------------------------------------------------
                                                                         December 29,       December 30,   December 31,
                                                                             2006               2005           2004
                                                                      ------------------- ---------------- -------------
Sales by geographic area:
  United States                                                       $          137,138  $       126,832  $    129,166
  Foreign countries:
  Ireland                                                                         57,208           53,399        36,958
  All other                                                                       76,796           60,866        33,995
                                                                      ------------------- ---------------- -------------
  Consolidated sales                                                  $          271,142  $       241,097  $    200,119
                                                                      =================== ================ =============

                                                                          December 29,          December 30,
                                                                              2006                  2005
                                                                      --------------------- --------------------
Long-lived tangible assets:
  United States                                                       $             76,440  $            87,340
  Foreign countries                                                                 18,692               14,386
                                                                      --------------------- --------------------
  Consolidated long-lived assets                                      $             95,132  $           101,726
                                                                      ===================== ====================

     Three customers accounted for a significant portion of the Company's sales and accounts receivable as follows:

                                                        Sales                                   Accounts Receivable
                                        --------------------------------------------------- ----------------------------
                                                     Year Ended                                       As of
                                        --------------------------------------------------- ----------------------------
                                            December 29,       December 30,   December 31,   December 29,  December 30,
                                               2006                2005           2004          2006           2005
                                        --------------------  --------------- ------------- -------------- -------------

Customer A                                               25%              35%           36%            18%           24%
Customer B                                               26%              23%           24%            16%           18%
Customer C                                               16%              12%           10%            16%           19%
                                        --------------------  --------------- ------------- -------------- -------------
Total                                                    67%              70%           70%            50%           61%
                                        ====================  =============== ============= ============== =============


     We entered into an agreement with Boston Scientific in February 2005 pursuant to which Boston Scientific will purchase a minimum quantity of filtered feedthroughs at prices specified in the agreement. The period of the agreement is February 10, 2005 to December 31, 2007. Our previously disclosed agreements with Boston Scientific pursuant to which Boston Scientific purchased wet tantalum capacitors and batteries have expired. Both parties are negotiating follow-on agreements with targeted completion during the first quarter of 2007. Purchases and shipments of wet tantalum capacitors and batteries continue during contract negotiations.

15.  QUARTERLY SALES AND EARNINGS DATA - UNAUDITED


                              4th Qtr.            3rd Qtr.                 2nd Qtr.                1st Qtr.
                         ------------------ ---------------------  ------------------------- ---------------------
2006                                              (in thousands, except per share data)
----
Sales                     $         63,143  $             69,294   $                 70,598  $             68,107
Gross profit (1)                    22,396                25,637                     26,777                27,634
Net income                           1,394                 3,239                      4,843                 6,650
Earnings per share -
 basic                                0.06                  0.15                       0.22                  0.31
Earnings per share -
 diluted                              0.06                  0.15                       0.21                  0.28

2005
----
Sales                     $         58,857  $             62,358   $                 63,524  $             56,358
Gross profit (1)                    18,510                23,213                     24,161                19,829
Net income                              68                   756                      5,280                 4,003
Earnings per share -
 basic                                0.00                  0.03                       0.24                  0.19
Earnings per share -
 diluted                              0.00                  0.03                       0.23                  0.19

(1) Gross profit equals total sales minus cost of sales including amortization of intangibles.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A. CONTROLS AND PROCEDURES

     Management's Report on Internal Control Over Financial Reporting - Appears under Part II, Item 8, "Financial Statements and Supplementary Data."

     a. Evaluation of Disclosure Controls and Procedures.
        -------------------------------------------------

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

     Based on their evaluation, as of December 29, 2006, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.

     b. Changes in Internal Control Over Financial Reporting.
        -----------------------------------------------------

     There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter to which this Annual Report on Form 10-K relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

         None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE
         REGISTRANT

   Information regarding directors, executive officers and corporate governance in the Proxy Statement for the 2007 Annual Meeting of Stockholders is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

   Information regarding executive compensation in the Proxy Statement for the 2007 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

   Information regarding security ownership of certain beneficial owners in the Proxy Statement for the 2007 Annual Meeting of Stockholders is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

   Information regarding certain relationships and related transactions, and director independence in the Proxy Statement for the 2007 Annual Meeting of Stockholders is incorporated herein by reference.


ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

   Information regarding the fees paid to and services provided by Deloitte & Touche LLP, the Company's independent registered public accounting firm, in the Proxy Statement for the 2007 Annual Meeting of Stockholders is incorporated herein by reference.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

         (1) FINANCIAL STATEMENTS

             The following are set forth below:

             Management's Report on Internal Control Over Financial Reporting

             Reports of Independent Registered Public Accounting Firm

             Consolidated Balance Sheets as of December 29, 2006 and December 30, 2005.

             Consolidated Statements of Operations and Comprehensive Income for the years ended December 29, 2006, December 30, 2005 and December 31, 2004.

             Consolidated Statements of Cash Flows for the years ended December 29, 2006, December 30, 2005 and December 31, 2004.

             Consolidated Statements of Stockholders' Equity for the years ended December 29, 2006, December 30, 2005 and December 31, 2004.

             Notes to Consolidated Financial Statements.

         (2)      FINANCIAL STATEMENT SCHEDULES

         The following financial statement schedule is included in this report on Form 10-K: Schedule II - Valuation and Qualifying Accounts.

                 Schedule II - Valuation and Qualifying Accounts

                                                      Additions
                                          ----------------------------------
                          Col. B                                                                    Col. E
                        Balance at                            Charged to            Col. D        Balance at
Col. A                   Beginning           Charged to    Other Accounts-       Deductions -       End of
Description              of Period        Costs & Expenses     Describe            Describe         Period

                                                           (in thousands)
December 29, 2006
Allowance for           $       450           $    179           $        -       $      (97)(2)    $     532
  doubtful accounts
Valuation allowance
  for deferred income
  tax assets            $     4,843           $     40 (1)       $        -       $     (541)(3)    $   4,342

December 30, 2005

Allowance for
  doubtful accounts     $       405           $     66           $        -       $      (21)(2)    $     450
Valuation allowance
  for deferred income
  tax assets            $     3,701           $  1,142 (1)       $        -       $        -        $   4,843

December 31, 2004

Allowance for
  doubtful accounts     $       426           $      5           $        -       $      (26)(2)    $     405
Valuation allowance
  for deferred income
  tax assets            $       565           $  3,136 (1)       $        -       $        -        $   3,701

(1)    Valuation allowance recorded in the provision for income taxes for certain net operating losses and tax credits.

(2)    Accounts written off, net of collections on accounts receivable previously written off.

(3)    Reversal of valuation allowance related to available for sale investments.

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.


(3) EXHIBITS

EXHIBIT       DESCRIPTION
NUMBER        -----------
-------
3.1           Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1
              (File No. 333-37554)).

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

10.6# Amended and Restated Employment Agreement dated June 30, 2006 between Greatbatch, Inc. and Edward F. Voboril (incorporated by reference to Exhibit 10 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006).

10.7 Second Amended and Restated Credit Agreement dated as of May 31, 2005 by and among Greatbatch Ltd., the lenders party thereto and Manufacturers and Traders Trust Company, as administrative agent (incorporated by reference to Exhibit 10 of our Quarterly Report on Form 10-Q for the quarter ended July 1, 2005).

10.8# 2002 Restricted Stock Plan (incorporated by reference to Appendix B to our Definitive Proxy Statement on Schedule 14A filed on April 9, 2003).

10.9+         Supply Agreement dated April 10, 2003, between Greatbatch, Inc.
              and Boston Scientific/CRM (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended April 4,
              2003).

10.10+ Amendment No.1, dated October 8, 2004, to Supply Agreement dated April 10, 2003, between Greatbatch, Inc. and Boston
              Scientific/CRM (incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K for the fiscal year ended December 31,
              2004).

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

10.15+ Purchase Order for wet tantalum capacitors dated December 17, 2004, between Greatbatch, Inc. and Boston Scientific Corporation and related documents (incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.16+        License Agreement dated October 25, 2005 between Greatbatch, Inc.
              and Medtronic, Inc. (incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K for the fiscal year ended December 30, 2005).

10.17#* Form of Change of Control Agreement, dated August 14, 2006, between Greatbatch, Inc. and our executive officers (Thomas J. Hook, Thomas J. Mazza, Mauricio Arellano, Susan M. Bratton, Susan Campbell, Barbara Davis, Timothy McEvoy, Marco F. Benedetti, Edward F. Voboril and Larry T. DeAngelo).

10.18# Employment Agreement dated November 3, 2006 between Greatbatch, Inc. and Larry T. DeAngelo (incorporated by reference to Exhibit
              10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2006).

10.19#        Employment Agreement dated August 8, 2006 between Greatbatch, Inc.
              and Thomas J. Hook (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2006).

10.20# Greatbatch, Inc. Directors Compensation Policy (incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 as amended by Item 1.01 of Form 8-K filed on February 16, 2006).

10.21 2005 Stock Incentive Plan (incorporated by reference to Exhibit A to our Definitive Proxy Statement on Schedule 14A filed on April 29, 2005).

10.22 Form of Restricted Stock Award Letter (incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K for the fiscal year ended December 30, 2005).

10.23 Form of Incentive Stock Option Award Letter (incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K for the fiscal year ended December 30, 2005).

10.24 Form of Nonqualified Option Award Letter (incorporated by reference to Exhibit 10.24 to our Annual Report on Form 10-K for the fiscal year ended December 30, 2005).

10.25         Form of Stock Option Award Letter (incorporated by reference to
              Exhibit 10.25 to our Annual Report on Form 10-K for the fiscal year ended December 30, 2005).

10.26+ Supply Agreement for medical device components dated March 31, 2006, between Greatbatch, Inc. and SORIN/ELA BIOMEDICA CRM and ELA MEDICAL SAS (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006).

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

Dated:  February 27, 2007   GREATBATCH, INC.

                            By  /s/ Thomas J. Hook
                                ------------------------------------------------
                                Thomas J. Hook
                                President & Chief Executive Officer
                                (Principal Executive Officer)


                            By  /s/ Thomas J. Mazza
                                ------------------------------------------------
                                Thomas J. Mazza
                                Senior Vice President & Chief Financial Officer (Principal Financial Officer)


                            By  /s/ Marco F. Benedetti
                                ------------------------------------------------
                                Marco F. Benedetti
                                Corporate Controller
                                (Principal Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Signature                       Title                        Date
---------                       -----                        ----

By /s/ Thomas J. Hook           President & Chief Executive  February 27, 2007
   -------------------------    Officer & Director
Thomas J. Hook

/s/ Edward F. Voboril           Chairman & Director          February 27, 2007
----------------------------
Edward F. Voboril

/s/ Pamela G. Bailey            Director                     February 27, 2007
----------------------------
Pamela G. Bailey

/s/Dr. Joseph A. Miller, Jr.    Director                     February 27, 2007
----------------------------
Dr. Joseph A. Miller, Jr.

/s/ Bill R. Sanford             Director                     February 27, 2007
----------------------------
Bill R. Sanford

                                Director
----------------------------
Peter H. Soderberg

/s/ Thomas S. Summer            Director                     February 27, 2007
----------------------------
Thomas S. Summer

/s/ William B. Summers, Jr.     Director                     February 27, 2007
----------------------------
William B. Summers, Jr.

/s/ John P. Wareham             Director                     February 27, 2007
----------------------------
John P. Wareham

                                 EXHIBIT INDEX

EXHIBIT       DESCRIPTION
NUMBER        -----------
-------
3.1           Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1
              (File No. 333-37554)).

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

10.6# Amended and Restated Employment Agreement dated June 30, 2006 between Greatbatch, Inc. and Edward F. Voboril (incorporated by reference to Exhibit 10 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006).

10.7 Second Amended and Restated Credit Agreement dated as of May 31, 2005 by and among Greatbatch Ltd., the lenders party thereto and Manufacturers and Traders Trust Company, as administrative agent (incorporated by reference to Exhibit 10 of our Quarterly Report on Form 10-Q for the quarter ended July 1, 2005).

10.8# 2002 Restricted Stock Plan (incorporated by reference to Appendix B to our Definitive Proxy Statement on Schedule 14A filed on April 9, 2003).

10.9+         Supply Agreement dated April 10, 2003, between Greatbatch, Inc.
              and Boston Scientific/CRM (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended April 4,
              2003).

10.10+ Amendment No.1, dated October 8, 2004, to Supply Agreement dated April 10, 2003, between Greatbatch, Inc. and Boston
              Scientific/CRM (incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K for the fiscal year ended December 31,
              2004).

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

10.15+ Purchase Order for wet tantalum capacitors dated December 17, 2004, between Greatbatch, Inc. and Boston Scientific Corporation and related documents (incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.16+        License Agreement dated October 25, 2005 between Greatbatch, Inc.
              and Medtronic, Inc. (incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K for the fiscal year ended December 30, 2005).

10.17#* Form of Change of Control Agreement, dated August 14, 2006, between Greatbatch, Inc. and our executive officers (Thomas J. Hook, Thomas J. Mazza, Mauricio Arellano, Susan M. Bratton, Susan Campbell, Barbara Davis, Timothy McEvoy, Marco F. Benedetti, Edward F. Voboril and Larry T. DeAngelo).

10.18# Employment Agreement dated November 3, 2006 between Greatbatch, Inc. and Larry T. DeAngelo (incorporated by reference to Exhibit
              10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2006).

10.19#        Employment Agreement dated August 8, 2006 between Greatbatch, Inc.
              and Thomas J. Hook (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2006).

10.20# Greatbatch, Inc. Directors Compensation Policy (incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 as amended by Item 1.01 of Form 8-K filed on February 16, 2006).

10.21 2005 Stock Incentive Plan (incorporated by reference to Exhibit A to our Definitive Proxy Statement on Schedule 14A filed on April 29, 2005).

10.22 Form of Restricted Stock Award Letter (incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K for the fiscal year ended December 30, 2005).

10.23 Form of Incentive Stock Option Award Letter (incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K for the fiscal year ended December 30, 2005).

10.24 Form of Nonqualified Option Award Letter (incorporated by reference to Exhibit 10.24 to our Annual Report on Form 10-K for the fiscal year ended December 30, 2005).

10.25         Form of Stock Option Award Letter (incorporated by reference to
              Exhibit 10.25 to our Annual Report on Form 10-K for the fiscal year ended December 30, 2005).

10.26+ Supply Agreement for medical device components dated March 31, 2006, between Greatbatch, Inc. and SORIN/ELA BIOMEDICA CRM and ELA MEDICAL SAS (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006).

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