Form 10-Q
period 2007-03-30
GREATBATCH, INC.
filed 2007-05-08
CIK 1114483

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the Quarter ended March 30, 2007

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

----------------------------   ---------------------   -------------------------
Large accelerated filer [  ]   Accelerated filer [X]   Non-accelerated filer [ ]
----------------------------   ---------------------   -------------------------


         Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes [ ] No [ X ]

The number of shares outstanding of the Company's common stock, $0.001 par value per share, as of May 7, 2007 was: 22,327,572 shares.

                                GREATBATCH, INC.
                         TABLE OF CONTENTS FOR FORM 10-Q
               AS OF AND FOR THE THREE MONTHS ENDED March 30, 2007

                                                                                             Page

COVER PAGE                                                                                      1

TABLE OF CONTENTS                                                                               2

                   PART I - FINANCIAL INFORMATION (unaudited)

ITEM 1.    Condensed Consolidated Financial Statements

              Condensed Consolidated Balance Sheets                                             3

              Condensed Consolidated Statements of Operations and Comprehensive Income          4

              Condensed Consolidated Statements of Cash Flows                                   5

              Notes to Condensed Consolidated Financial Statements                              6

ITEM 2.    Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                            21

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk                          34

ITEM 4.    Controls and Procedures                                                             34

                           PART II - OTHER INFORMATION

ITEM 1.    Legal Proceedings                                                                   35

ITEM 1A.   Risk Factors                                                                        35

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds                         35

ITEM 3.    Defaults Upon Senior Securities                                                     35

ITEM 4.    Submission of Matters to a Vote of Security Holders                                 35

ITEM 5.    Other Information                                                                   35

ITEM 6.  Exhibits                                                                              35

SIGNATURES                                                                                     36

EXHIBIT INDEX                                                                                  37

PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                          GREATBATCH, INC.
                          CONDENSED CONSOLIDATED BALANCE SHEETS - Unaudited
                           (in thousands except share and per share data)
-----------------------------------------------------------------------------------------------------
                                                                                   As of
                                                                      -------------------------------
                                                                         March 30,     December 29,
ASSETS                                                                     2007            2006
                                                                      -------------------------------
Current assets:
  Cash and cash equivalents                                           $      147,128  $       71,147
  Short-term investments available for sale                                   78,614          71,416
  Accounts receivable, net of allowance of $533 in 2007 and $532 in
   2006                                                                       38,505          31,285
  Inventories                                                                 54,483          57,667
  Refundable income taxes                                                          -           1,569
  Deferred income taxes                                                        6,021           5,899
  Prepaid expenses and other current assets                                    1,523           2,343
                                                                      -------------------------------
          Total current assets                                               326,274         241,326

Property, plant, and equipment, net                                           89,674          91,869
Amortizing intangible assets, net                                             27,130          28,078
Trademarks and tradenames                                                     28,252          28,252
Goodwill                                                                     155,039         155,039
Other assets                                                                   6,159           3,263
                                                                      -------------------------------
  Total assets                                                        $      632,528  $      547,827
                                                                      ===============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                    $       19,161  $       12,657
  Accrued expenses and other current liabilities                              32,373          29,618
                                                                      -------------------------------
           Total current liabilities                                          51,534          42,275

Convertible subordinated notes                                               240,111         170,000
Deferred income taxes                                                         25,490          35,859
                                                                      -------------------------------
           Total liabilities                                                 317,135         248,134
                                                                      -------------------------------

Stockholders' equity:
  Preferred stock, $0.001 par value, authorized 100,000,000 shares;
   no shares issued or outstanding in 2007 or 2006                                 -               -
  Common stock, $0.001 par value, authorized 100,000,000 shares;
   22,317,711 shares issued and outstanding in 2007 and 22,119,142
   shares issued and 22,111,516 shares outstanding in 2006                        22              22
  Additional paid-in capital                                                 232,239         227,187
  Treasury stock, at cost, no shares in 2007 and 7,626 shares in 2006              -            (205)
  Retained earnings                                                           79,834          69,165
  Accumulated other comprehensive income                                       3,298           3,524
                                                                      -------------------------------
           Total stockholders' equity                                        315,393         299,693
                                                                      -------------------------------
Total liabilities and stockholders' equity                            $      632,528  $      547,827
                                                                      ===============================

  The accompanying notes are an integral part of these condensed consolidated financial statements

                                          GREATBATCH, INC.
                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                AND COMPREHENSIVE INCOME - Unaudited
                                (in thousands except per share data)
-----------------------------------------------------------------------------------------------------
                                                                            Three months ended
                                                                      -------------------------------
                                                                         March 30,      March 31,
                                                                           2007            2006
                                                                      -------------------------------
Sales                                                                 $       76,860  $       68,107
Costs and expenses:
Cost of sales - excluding amortization of intangible assets                   47,288          39,515
Cost of sales - amortization of intangible assets                                948             958
Selling, general and administrative expenses                                  10,033           9,015
Research, development and engineering costs, net                               6,452           5,898
Other operating expense, net                                                   1,533           2,669
                                                                      -------------------------------
   Operating income                                                           10,606          10,052
Interest expense                                                               1,144           1,135
Interest income                                                               (1,856)         (1,192)
Gain on extinguishment of debt                                                (4,473)              -
Other income, net                                                                (16)            (44)
                                                                      -------------------------------
   Income before provision for income taxes                                   15,807          10,153
Provision for income taxes                                                     5,138           3,503
                                                                      -------------------------------
   Net income                                                         $       10,669  $        6,650
                                                                      ===============================

Earnings per share:
   Basic                                                              $         0.48  $         0.31
   Diluted                                                            $         0.43  $         0.28

Weighted average shares outstanding:
   Basic                                                                      22,014          21,738
   Diluted                                                                    26,470          26,103

Comprehensive income:
  Net income                                                          $       10,669  $        6,650
  Net unrealized gain (loss) on short-term investments available for
   sale, net of tax                                                             (226)             26
                                                                      -------------------------------
Comprehensive income                                                  $       10,443  $        6,676
                                                                      ===============================

  The accompanying notes are an integral part of these condensed consolidated financial statements

                                          GREATBATCH, INC.
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited
                                           (in thousands)
-----------------------------------------------------------------------------------------------------
                                                                            Three months ended
                                                                      -------------------------------
                                                                         March 30,       March 31,
                                                                           2007             2006
                                                                      ---------------  --------------
Cash flows from operating activities:
  Net income                                                          $       10,669   $       6,650
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                                            4,989           4,918
      Stock-based compensation                                                 2,548           2,207
      Gain on extinguishment of debt                                          (4,473)              -
      Deferred income taxes                                                  (10,369)          1,708
      (Gain) loss on disposal of assets                                         (251)              3
  Changes in operating assets and liabilities:
      Accounts receivable                                                     (7,220)         (9,860)
      Inventories                                                              3,184          (3,016)
      Prepaid expenses and other current assets                                  820            (113)
      Accounts payable                                                         6,617           2,069
      Accrued expenses and other current liabilities                         (13,266)         (9,954)
      Income taxes                                                            15,370           1,807
                                                                      ---------------  --------------
             Net cash provided by (used in) operating activities               8,618          (3,581)
                                                                      ---------------  --------------

Cash flows from investing activities:
  Short-term investments:
      Purchases                                                              (22,925)        (10,589)
      Proceeds from dispositions                                              15,379          10,350
  Acquisition of property, plant and equipment                                (1,829)         (3,692)
  Proceeds from sale of property, plant and equipment                              1               -
  Insurance proceeds for replacement of assets                                   300               -
  Increase in other assets                                                         -             (38)
                                                                      ---------------  --------------
             Net cash used in investing activities                            (9,074)         (3,969)
                                                                      ---------------  --------------

Cash flows from financing activities:
  Principal payments of long-term debt                                             -            (299)
  Proceeds from issuance of long-term debt                                    76,000               -
  Issuance of common stock                                                       610             334
  Excess tax benefits from stock-based awards                                     32               -
  Net repurchase of treasury stock                                              (205)              -
                                                                      ---------------  --------------
           Net cash provided by financing activities                          76,437              35
                                                                      ---------------  --------------
Net increase (decrease) in cash and cash equivalents                          75,981          (7,515)
Cash and cash equivalents, beginning of year                                  71,147          46,403
                                                                      ---------------  --------------
Cash and cash equivalents, end of period                              $      147,128   $      38,888
                                                                      ===============  ==============

  The accompanying notes are an integral part of these condensed consolidated financial statements

                                GREATBATCH, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited
--------------------------------------------------------------------------------

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information (Accounting Principles Board Opinion ("APB") No. 28, Interim Financial Reporting) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of Greatbatch, Inc. and its indirect wholly-owned subsidiary Greatbatch, Ltd. (collectively the "Company") for the periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from these estimates. The December 29, 2006 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 29, 2006. The Company utilizes a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31st. For 52-week years, each quarter contains 13 weeks. The first quarter of 2007 and 2006 ended on March 30 and March 31, respectively.

2.   SUPPLEMENTAL CASH FLOW INFORMATION

                                                                    Three months ended
                                                              ------------------------------
                                                                  March 30,     March 31,
                                                                    2007           2006
                                                              ------------------------------
     Noncash investing and financing activities:                      (in thousands)
      Net unrealized gain (loss) on available-for-sale
       securities                                              $        (226) $          26
      Common stock contributed to 401(k) Plan                          2,956          2,780
      Property, plant and equipment purchases included in
       accounts payable                                                  695          1,647
      Deferred financing fees and acquisition costs included
       in accrued expenses and other current liabilities
       (note 6)                                                        4,495            530
      Exchange of convertible subordinated notes (note 6)            117,782              -

     Cash paid (received) during the period for:
      Interest                                                 $         337  $          16
      Income taxes                                                       105            (13)

                                GREATBATCH, INC.
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con't) - Unaudited
--------------------------------------------------------------------------------

3.   SHORT-TERM INVESTMENTS

     Short-term investments available for sale at March 30, 2007 and December 29, 2006 are comprised of the following (in thousands):

                                                          Gross      Gross
                                                         unrealized unrealized Estimated
                                                Cost       gains      losses   fair value
                                             ---------------------------------------------
     March 30, 2007
     --------------
     Equity securities                       $      291 $    4,274 $      (34)$     4,531
     Auction rate securities and other           74,083          -          -      74,083
                                             ---------------------------------------------
       Total available for sale securities   $   74,374 $    4,274 $      (34)$    78,614
                                             =============================================

     December 29, 2006
     -----------------
     Equity securities                       $      291 $    4,588 $        - $     4,879
     Auction rate securities and other           66,537          4         (4)     66,537
                                             ---------------------------------------------
       Total available for sale securities   $   66,828 $    4,592 $       (4)$    71,416
                                             =============================================

     In April 2007, the Company sold an equity security investment which resulted in a pre-tax gain of $4.0 million.

4.   INVENTORIES

     Inventories are comprised of the following (in thousands):

                           March 30,    December 29,
                              2007           2006
                          ----------------------------
     Raw materials        $     27,755  $      28,568
     Work-in-process            13,500         13,528
     Finished goods             13,228         15,571
                          ----------------------------
       Total              $     54,483  $      57,667
                          ============================

                                GREATBATCH, INC.
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con't) - Unaudited
--------------------------------------------------------------------------------

5.   AMORTIZING INTANGIBLE ASSETS

     Amortizing intangible assets are comprised of the following (in thousands):

                                  Gross carrying   Accumulated     Net carrying
                                       amount       amortization       amount
                                  ----------------------------------------------
     March 30, 2007
     --------------
     Patented technology          $      21,462  $       (13,711) $        7,751
     Unpatented technology               30,886          (11,531)         19,355
     Other                                1,340           (1,316)             24
                                  ------------- ---------------- ---------------
     Total amortizing intangible
      assets                      $      53,688  $       (26,558) $       27,130
                                  ============= ================ ===============

     December 29, 2006
     -----------------
     Patented technology          $      21,462  $       (13,320) $        8,142
     Unpatented technology               30,886          (10,975)         19,911
     Other                                1,340           (1,315)             25
                                  ------------- ---------------- ---------------
     Total amortizing intangible
      assets                      $      53,688  $       (25,610) $       28,078
                                  ============= ================ ===============

     Aggregate amortization expense for the first quarter of 2007 and 2006 was $0.9 million and $1.0 million, respectively. As of March 30, 2007, annual amortization expense is estimated to be $2.8 million for the remainder of 2007, $3.8 million for 2008, $3.2 million for 2009 and $2.7 million for 2010, 2011 and 2012. The above amounts do not contemplate the intangible assets that will be recorded in connection with the acquisitions of BIOMEC, Inc. and Enpath Medical, Inc. (See note 14).

6.   DEBT

     Long-term debt is comprised of the following (in thousands):

                                                    March 30,   December 29,
                                                      2007          2006
                                                   -----------  ------------

     2.25% convertible subordinated notes I, due
      2013                                         $   52,218   $   170,000
     2.25% convertible subordinated notes II, due
      2013                                            197,782             -
     Unamortized discount                              (9,889)            -
                                                   -----------  ------------
     Total long-term debt                          $  240,111   $   170,000
                                                   ===========  ============

     Convertible Subordinated Notes - In May 2003, the Company completed a private placement of $170.0 million of 2.25% convertible subordinated notes, due 2013 ("CSN I"). In November 2003 the Company had a registration statement with the Securities and Exchange Commission ("SEC") declared effective with respect to these notes and the underlying common stock. In March 2007, the Company entered into separate, privately negotiated agreements to exchange $117.8 million of CSN I for an equivalent principal amount of a new series of 2.25% convertible subordinated notes due 2013 ("CSN II") (collectively the "Exchange").

     The primary purpose of the Exchange was to eliminate the June 15, 2010 call and put option that is included in the terms of CSN I. In connection with the Exchange, the Company issued an additional $80 million aggregate principal amount of CSN II at a price of $950 per $1,000 of principal. In April 2007, the Company filed a registration statement with the SEC with respect to these notes and has 90 days from March 28, 2007 to have such registration statement declared effective. In the event that the Company fails to comply with this requirement it is obligated to make additional payments equal to 0.5% of the aggregate principal amount outstanding.

                                GREATBATCH, INC.
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con't) - Unaudited
--------------------------------------------------------------------------------

     The Exchange was accounted for as an extinguishment of debt and resulted in a pre-tax gain of $4.5 million ($2.9 million net of tax) or $0.11 per diluted share. As a result of the extinguishment, the Company had to recapture the tax interest expense that was previously deducted on the extinguished debentures. This resulted in an additional current income tax liability of approximately $11.3 million, which is payable in 2007. This amount was previously recorded as a non-current deferred tax liability on the balance sheet. The following is a summary of the significant terms of CSN I and CSN II:

     CSN I - The notes bear interest at 2.25 percent per annum, payable semiannually. Holders may convert the notes into shares of the Company's common stock at a conversion rate of 24.8219 shares per $1,000 of principal, subject to adjustment, before the close of business on June 15, 2013 only under the following circumstances: (1) during any fiscal quarter commencing after July 4, 2003, if the closing sale price of the Company's common stock exceeds 120% of the $40.29 conversion price for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding fiscal quarter; (2) subject to certain exceptions, during the five business days after any five consecutive trading day period in which the trading price per $1,000 of principal for each day of such period was less than 98% of the product of the closing sale price of the Company's common stock and the number of shares issuable upon conversion of $1,000 of principal; (3) if the notes have been called for redemption; or (4) upon the occurrence of certain corporate events.

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

     CSN II - The notes bear interest at 2.25 percent per annum, payable semiannually. The holders may convert the notes into shares of the Company's common stock at a conversion price of $34.70 per share, which is equivalent to a conversion ratio of 28.8219 shares per $1,000 of principal. The conversion price and the conversion ratio will adjust automatically upon certain changes to the Company's capitalization.

     The notes are convertible at the option of the holders at such time as: (i) the closing price of the Company's common stock exceeds 150% of the conversion price of the notes for 20 out of 30 consecutive trading days;
     (ii) the trading price per $1,000 of principal is less than 98% of the product of the closing sale price of common stock for each day during any five consecutive trading day period and the conversion rate per $1,000 of principal; (iii) the notes have been called for redemption; (iv) the Company distributes to all holders of common stock rights or warrants entitling them to purchase additional shares of common stock at less than

                                GREATBATCH, INC.
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con't) - Unaudited
--------------------------------------------------------------------------------

     the average closing price of common stock for the ten trading days immediately preceding the announcement of the distribution; (v) the Company distributes to all holders of common stock any form of dividend which has a per share value exceeding 5% of the price of the common stock on the day prior to such date of distribution; (vi) the Company affects a consolidation, merger, share exchange or sale of assets pursuant to which its common stock is converted to cash or other property; (vii) the period beginning 60 days prior to but excluding June 15, 2013; and (viii) certain fundamental changes occur or are approved by the Company's Board of Directors.

     Conversions in connection with corporate transactions that constitute a fundamental change require the Company to pay a premium make-whole amount whereby the conversion ratio on the notes may be increased by up to 8.2 shares per $1,000 of principal. The premium make-whole amount will be paid in shares of common stock upon any such conversion, subject to the net share settlement feature of the notes described below.

     The notes contain a net share settlement feature that requires the Company to pay cash for each $1,000 of principal. Any amounts in excess of $1,000 will be settled in shares of the Company's common stock, or at the Company's option, cash. The Company has a one-time irrevocable election to pay the holders in shares of its common stock, which it currently does not plan to exercise.

     The notes are redeemable by the Company at any time on or after June 20, 2012, or at the option of a holder upon the occurrence of certain fundamental changes affecting the Company. The notes are subordinated in right of payment to all of our senior indebtedness and effectively subordinated to all debts and other liabilities of the Company's subsidiaries.

     The following is a reconciliation of deferred financing fees for the first quarter of 2007, which are included in other assets:

     Balance at December 29, 2006                           $    2,305
     Financing costs deferred                                    4,331
     Write off during the period due to extinguishment          (1,416)
     Amortization during the period                               (180)
                                                            -----------
     Balance at March 30, 2007                              $    5,040
                                                            ===========


     The $4.3 million of financing fees deferred in connection with the Exchange and new CSN II notes issued will be paid in the second quarter of 2007.

     Revolving Line of Credit - The Company maintains a three-year $50 million Revolving Credit Facility (the "Revolver"), which contains a $10.0 million sub-limit for the issuance of commercial or standby letters of credit. The Revolver is secured by the Company's non-realty assets including cash, accounts and notes receivable, and inventories and has an expiration date of May 31, 2008. The Revolver requires compliance with two quarterly financial covenants, as defined. The first relates to the ratio of consolidated net earnings or loss before interest, taxes, depreciation, and amortization ("EBITDA") to fixed charges. The second is a leverage ratio, which is calculated based on the ratio of consolidated funded debt less cash, cash equivalent investments and short-term investments to consolidated EBITDA. Interest rates under the Revolver vary with the

                                GREATBATCH, INC.
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con't) - Unaudited
--------------------------------------------------------------------------------

     Company's leverage. The Company is required to pay a commitment fee of between 0.125% and 0.250% per annum on the unused portion of the Revolver based on the Company's leverage. As of March 30, 2007, the Company had no balance outstanding on the Revolver.

     In April 2007, the Company signed a commitment letter for a new five-year senior credit facility (the "Credit Facility") consisting of a $235 million revolving credit facility, which can be increased to $335 million upon the Company's request. The Credit Facility also contains a $15 million letter of credit subfacility and a $15 million swingline subfacility. This Credit Facility will replace the $50 million Revolver and has similar financial covenants, interest rates, commitment fees and prioritization as the Revolver. The Company expects that this agreement will become effective in the second quarter of 2007.

7.   STOCK-BASED COMPENSATION

     Compensation costs related to share-based payments for the three months ended March 30, 2007 totaled $1.7 million, $1.1 million net of tax, or $0.04 per diluted share. This compares to $1.4 million, $0.9 million net of tax, or $0.03 per diluted share for the three months ended March 31, 2006.

     The following table summarizes stock option activity related to the Company's stock-based incentive plans:

                                                                           Weighted
                                                                            average
                                                              Weighted     remaining    Aggregate
                                                Number of      average     contractual  intrinsic
                                                   stock       exercise     life (in   value(1) (in
                                                  options        price       years)      millions)
                                               -----------------------------------------------------
     Outstanding at January 1, 2006               1,397,160 $       23.16
          Granted(2)                                483,265         23.92
          Exercised                                (160,605)        12.97
          Forfeited or Expired                      (93,291)        24.94
                                               -------------

     Outstanding at December 29, 2006             1,626,529 $       24.27         7.4 $         6.4
          Granted                                   164,832         25.50
          Exercised                                 (32,748)        18.63
          Forfeited or Expired                      (44,115)        29.92
                                               -------------

     Outstanding at March 30, 2007                1,714,498 $       24.36         7.4 $         4.4
                                               =====================================================
     Exercisable at March 30, 2007                  904,913 $       25.30         6.1 $         2.6
                                               =====================================================

     (1) Intrinsic value is calculated for in-the-money options (exercise price less than market price) outstanding and/or exercisable as the difference between the market price of our common shares as of March 30, 2007 ($25.50) and the weighted average exercise price of the underlying options, multiplied by the number of options outstanding and/or exercisable.

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

                                GREATBATCH, INC.
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con't) - Unaudited
--------------------------------------------------------------------------------

     The weighted-average fair value and assumptions used to value options granted are as follows:

                                                     Three months ended
                                              ---------------------------------
                                                 March 30,         March 31,
                                                   2007              2006
                                              ----------------  ---------------
        Weighted-average fair value                    $10.33           $10.41
        Risk-free interest rate                          4.48%            4.63%
        Expected volatility                                39%              40%
        Expected life (in years)                            5                5
        Expected dividend yield                             0%               0%

     The following table summarizes restricted stock and restricted stock unit activity related to the Company's plans:

                                                               Weighted average
                                                Activity          fair value
                                             ---------------   ----------------
          Nonvested at January 1, 2006               93,956     $        22.46
            Shares granted                          145,126              23.25
            Shares vested                           (25,911)             20.00
            Shares forfeited                         (9,015)             22.63
                                             ---------------

          Nonvested at December 29, 2006            204,156     $        23.32
            Shares granted                           63,338              25.50
            Shares vested                            (9,436)             25.50
            Shares forfeited                              -
                                             ---------------

          Nonvested at March 30, 2007               258,058     $        23.78
                                             ===============


     On March 6, 2007, the Board of Directors awarded 50,193 shares of restricted stock to executives of the Company. These awards had a value of $1.3 million as of the grant date and are subject to approval by stockholders, at the Company's 2007 Annual Meeting of Stockholders which will be held on May 22, 2007, of an amendment to the Company's 2005 Stock Incentive Plan to increase the number of shares available for grant by 1,450,000 shares.

8.   OTHER OPERATING EXPENSE

     The following were recorded in other operating expense, net in the Company's Consolidated Statements of Operations and Comprehensive Income (in thousands):

                                                          Three months ended
                                                       -------------------------
                                                        March 30,     March 31,
                                                          2007          2006
                                                       -----------   -----------
     (a) Alden facility consolidation                  $        -    $      515
     (b) Carson City facility shutdown and Tijuana
         facility consolidation No. 1                         386         1,228
     (c) Columbia facility shutdown, Tijuana facility
         consolidation No. 2 and RD&E consolidation         1,303           922
     (d) ECP expansion                                        137             -
     (e) Asset dispositions and other                        (293)            4
                                                       -----------   -----------
                                                       $    1,533    $    2,669
                                                       ===========   ===========

                                GREATBATCH, INC.
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con't) - Unaudited
--------------------------------------------------------------------------------

     (a) Alden Facility consolidation - Beginning in the first quarter of 2005 and ending in the second quarter of 2006 the Company consolidated the medical capacitor manufacturing operations in Cheektowaga, NY, and the implantable medical battery manufacturing operations in Clarence, NY, into the advanced power source manufacturing facility in Alden, NY ("Alden Facility"). The Company also consolidated the capacitor research, development and engineering operations from the Cheektowaga, NY facility into the Technology Center in Clarence, NY.

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

     The Company delayed the anticipated final closing of the Carson City Facility until the second quarter of 2007 in order to accommodate a customer's regulatory approval. If this closing is delayed further, additional costs could be incurred. The total revised estimate for this plan is anticipated to be between $7.7 million and $7.9 million of which $7.6 million has been incurred through March 30, 2007. The major categories of costs include the following:

     o    Costs related to the shutdown of the Carson City Facility:
          a.   Severance and retention - $3.9 million;
          b.   Accelerated depreciation - $0.6 million; and
          c.   Other - $0.5 million.

     o    Costs related to the Tijuana Facility consolidation No. 1:
          a.   Production inefficiencies and revalidation - $0.4 million;
          b.   Relocation and moving - $0.2 million;
          c. Personnel (including travel, training and duplicate wages) - $1.5 to $1.7 million; and
          d.   Other - $0.6 million.

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

                                GREATBATCH, INC.
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con't) - Unaudited
--------------------------------------------------------------------------------

     Accrued liabilities related to the Carson City Facility shutdown are comprised of the following (in thousands):

                                    Severance and  Accelerated
                                       retention    depreciation      Other           Total
                                   -------------------------------------------------------------
     Restructuring charges         $        3,551  $        600  $          278  $        4,429
     Cash payments                         (2,394)            -            (278)         (2,672)
     Write-offs                                 -          (600)              -            (600)
                                   -------------------------------------------------------------
     Balance, December 29, 2006    $        1,157  $          -  $            -  $        1,157

     Restructuring charges                    279             -               -             279
     Cash payments                           (134)            -               -            (134)
                                   -------------------------------------------------------------
     Balance, March 30, 2007       $        1,302  $          -  $            -  $        1,302
                                   =============================================================

     Accrued liabilities related to the Tijuana Facility consolidation No. 1 are comprised of the following (in thousands):

                                        Production
                                      inefficiencies    Relocation
                                      and revalidation   and moving     Personnel         Other          Total
                                    ------------------------------------------------------------------------------
     Restructuring charges          $             293  $        124  $        1,701  $          636  $      2,754
     Cash payments                               (293)         (124)         (1,701)           (636)       (2,754)
                                    ------------------------------------------------------------------------------
     Balance, December 29, 2006     $               -  $          -  $            -  $            -  $          -

     Restructuring charges                        107             -               -               -           107
     Cash payments                               (107)            -               -               -          (107)
                                    ------------------------------------------------------------------------------
     Balance, March 30, 2007        $               -  $          -  $            -  $            -  $          -
                                    ==============================================================================


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

     The total estimated cost for this facility consolidation plan is anticipated to be between $8.4 million and $8.9 million of which $7.6 million has been incurred through March 30, 2007. The ARL move and closure portion of this consolidation project is complete. The Company expects to incur and pay the remaining cost for the other portions of the consolidation project in 2007.

                                GREATBATCH, INC.
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con't) - Unaudited
--------------------------------------------------------------------------------

     The major categories of costs include the following:

     o Costs related to the shutdown of the Columbia Facility and ARL and the move and consolidation of the RD&E functions to Clarence, NY:
          a.   Severance and retention - $2.8 to $3.0 million;
          b. Personnel (including travel, training and duplicate wages) - $1.5 million
          c.   Accelerated depreciation/asset write-offs - $0.5 million; and
          d.   Other - $0.3 to $0.4 million.

     o    Costs related to Tijuana Facility consolidation No. 2:
          a. Production inefficiencies and revalidation - $0.4 to $0.5 million;
          b.   Relocation and moving - $0.2 million;
          c. Personnel (including travel, training and duplicate wages) - $2.6 to $2.7 million; and
          d.   Other (including asset write-offs) - $0.1 million.

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

     Accrued liabilities related to the Columbia Facility and ARL shutdowns and the RD&E consolidation are comprised of the following (in thousands):

                                                                   Accelerated
                                    Severance and                 depreciation /
                                       retention     Personnel    asset write-offs    Other        Total
                                   -------------------------------------------------------------------------
     Restructuring charges         $        2,297  $        701  $            509  $      428  $      3,935
     Cash payments                           (550)         (701)                -        (428)       (1,679)
     Write-offs                                 -             -              (509)          -          (509)
                                   -------------------------------------------------------------------------
     Balance, December 29, 2006    $        1,747  $          -  $              -  $        -  $      1,747

     Restructuring charges                    510            72                 -           4           586
     Cash payments                           (257)          (72)                -          (4)         (333)
                                   -------------------------------------------------------------------------
     Balance, March 30, 2007       $        2,000  $          -  $              -  $        -  $      2,000
                                   =========================================================================

                                GREATBATCH, INC.
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con't) - Unaudited
--------------------------------------------------------------------------------

     Accrued liabilities related to Tijuana Facility consolidation No. 2 are comprised of the following (in thousands):

                                       Production
                                      inefficiencies
                                           and       Relocation and
                                       revalidation       moving         Personnel          Other            Total
                                    ------------------------------------------------------------------------------------
     Restructuring charges          $           264  $           149  $         1,594  $           317  $         2,324
     Cash payments                             (264)            (149)          (1,594)            (317)          (2,324)
                                    ------------------------------------------------------------------------------------
     Balance, December 29, 2006     $             -  $             -  $             -  $             -  $             -

     Restructuring charges                       60                7              433              217              717
     Cash payments                              (60)              (7)            (433)            (217)            (717)
                                    ------------------------------------------------------------------------------------
     Balance, March 30, 2007        $             -  $             -  $             -  $             -  $             -
                                    ====================================================================================

     (d) Electrochem Commercial Power ("ECP") expansion. In February 2007, the Company announced that it will close its current manufacturing facility in Canton, MA and construct a new 80,000 square foot facility in the Massachusetts area to perform those operations in. The expected completion of this $28 million expansion project is mid-2008. The total expense to be recognized for this relocation is estimated to be $2.2 million to $2.4 million. Costs related to this move are included in the ECP business segment and include the following:

     o    Production inefficiencies and revalidation - $0.6 million;
     o    Moving and facility closure - $0.9 million to $1.0 million;
     o    Accelerated depreciation - $0.4 million; and
     o    Other - $0.3 million to $0.4 million.

     (e) Asset dispositions and other. During the first quarter of 2007, the Company received $0.3 million of insurance proceeds related to equipment damaged during transportation to the Tijuana Facility in the second quarter of 2006. The remaining expense is for property, plant and equipment dispositions.

9.   INCOME TAXES

     Effective in the first quarter of 2007, the Company adopted the provisions of Financial Standards Accounting Board ("FASB") Interpretation ("FIN") No. 48 Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement of Financial Accounting Standards ("SFAS") No. 109. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized under SFAS 109. FIN No. 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on various related matters such as derecognition, interest and penalties, and disclosure.

     Upon adoption of FIN No. 48, the Company did not recognize any adjustment to its $1.8 million of unrecognized tax benefits, all of which would favorably impact the effective tax rate (net of federal benefit on state issues), if recognized. The Company's unrecognized tax benefits consist of refund claims which did not meet the more likely than not threshold under FIN No. 48. At the end of the first quarter, there was no change in the balance of unrecognized tax benefits. The Company anticipates that the total unrecognized tax benefits could significantly change within the next twelve months due to the settlement of audits/appeals currently in process, however, quantification of an estimated range cannot be made at this time.

                                GREATBATCH, INC.
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con't) - Unaudited
--------------------------------------------------------------------------------

     The Company will recognize interest expense related to uncertain tax positions as Interest Expense. Penalties, if incurred, would be recognized as a component of Selling, General and Administrative Expenses. At the end of the first quarter, there was no accrued interest or penalties related to uncertain tax positions. The tax years 2003-2006 remain open to examination by the major taxing jurisdictions to which we are subject. The 2001 and 2002 tax years remain open in certain jurisdictions as a result of audits/appeals currently in process.

10.  COMMITMENTS AND CONTINGENCIES

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

     The change in aggregate product warranty liability for the quarter ended March 30, 2007 is as follows (in thousands):

     Beginning balance at December 29, 2006      $    1,993
     Additions to warranty reserve                      452
     Warranty claims paid                              (721)
                                                ------------
     Ending balance at March 30, 2007            $    1,724
                                                ============

     Purchase Commitments - Contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase orders are normally based on our current manufacturing needs and are fulfilled by our vendors within short time horizons. We enter into blanket orders with vendors that have preferred pricing and terms, however these orders are normally cancelable by us without penalty. As of March 30, 2007, the total contractual obligation related to such expenditures is approximately $10.5 million and will be financed by existing cash, short-term investments or cash generated from operations. We also enter into contracts for outsourced services; however, the obligations under these contracts were not significant and the contracts generally contain clauses allowing for cancellation without significant penalty.

                                GREATBATCH, INC.
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con't) - Unaudited
--------------------------------------------------------------------------------

11.  EARNINGS PER SHARE

     The following table reflects the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                               Three months ended
                                                          ----------------------------
                                                            March 30,     March 31,
                                                               2007          2006
                                                          ----------------------------
     Numerator for basic earnings per share:
       Net Income                                          $     10,669  $      6,650
     Effect of dilutive securities:
       Interest expense on convertible notes and related
        deferred financing fees, net of tax                         727           733
                                                          ----------------------------
     Numerator for diluted earnings per share              $     11,396  $      7,383
                                                          ============================

     Denominator for basic earnings per share:
       Weighted average shares outstanding                       22,014        21,738
     Effect of dilutive securities:
       Convertible notes                                          4,219         4,219
       Stock options and unvested restricted stock                  237           146
                                                          ----------------------------
     Dilutive potential common shares                             4,456         4,365
                                                          ----------------------------
     Denominator for diluted earnings per share                  26,470        26,103
                                                          ============================

     Basic earnings per share                              $       0.48  $       0.31
                                                          ============================
     Diluted earnings per share                            $       0.43  $       0.28
                                                          ============================

     The diluted weighted average share calculations do not include 786,716 and 1,123,903 of stock options for the three months ended March 30, 2007 and March 31, 2006, respectively, as they are not dilutive to the earnings per share calculations.

12.  COMPREHENSIVE INCOME

     The Company's comprehensive income includes net income and the net unrealized gain (loss) on its short-term investments available for sale. The net unrealized gain (loss) on short-term investments available for sale reported on the Condensed Consolidated Statements of Operations and Comprehensive Income are shown net of a deferred income tax benefit of $122 thousand and tax expense of $8 thousand for the three month periods ended March 30, 2007 and March 31, 2006, respectively.

                                GREATBATCH, INC.
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con't) - Unaudited
--------------------------------------------------------------------------------

13.  BUSINESS SEGMENT INFORMATION

     The Company operates its business in two reportable segments: Implantable Medical Components ("IMC") and Electrochem Commercial Power ("ECP"). The IMC segment designs and manufactures critical components used in implantable medical devices. The principal components are batteries, capacitors, filtered feedthroughs, enclosures and precision components. Additionally, the IMC business includes value-added assembly of products that incorporate these components. The principal medical devices are pacemakers, defibrillators and neurostimulators. The ECP segment designs and manufactures high performance batteries and battery packs; principal markets for these products are for oil and gas exploration, pipeline inspection, telematics, oceanography equipment, seismic, communication, military and aerospace applications.

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

     An analysis and reconciliation of the Company's business segment information to the respective information in the consolidated financial statements is as follows (in thousands):

                                                       Three months ended
                                                  ----------------------------
                                                    March 30,     March 31,
          Sales:                                       2007          2006
                                                  ----------------------------
             IMC
               ICD batteries                       $     11,651  $     12,679
               Pacemaker and other batteries              5,845         5,787
               ICD capacitors                             8,514         3,568
               Feedthroughs                              18,393        16,288
               Enclosures                                 5,706         6,340
               Other medical                             15,087        12,918
                                                  ----------------------------
            Total IMC                                    65,196        57,580
            ECP                                          11,664        10,527
                                                  ----------------------------
            Total sales                            $     76,860  $     68,107
                                                  ============================

          Segment income from operations:
            IMC                                    $     11,721  $     10,900
            ECP                                           2,722         2,843
                                                  ----------------------------
            Total segment income from operations         14,443        13,743
            Unallocated operating income
             (expenses)                                  (3,837)       (3,691)
                                                  ----------------------------
            Operating income as reported                 10,606        10,052
            Unallocated other income                      5,201           101
                                                  ----------------------------
            Income before provision for income
          taxes as reported                        $     15,807  $     10,153
                                                  ============================

     The carrying amount of goodwill at March 30, 2007 and December 29, 2006 for IMC was $152.4 million and $2.6 million for ECP.

                                GREATBATCH, INC.
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con't) - Unaudited
--------------------------------------------------------------------------------

14.  ACQUISITIONS (Subsequent Event)

     On April 3, 2007, the Company acquired substantially all of the assets of BIOMEC, Inc. ("BIOMEC") for $11.4 million in cash and future additional consideration. BIOMEC has grants in place that will fund substantially all of its development costs through 2008. Currently, the engineering team is working on various projects, including a novel-polymer coating (biomimetic) that mimics the surface of endothelial cells of blood vessels. Additionally, BIOMEC has a product development agreement and a 20% investment partnership in IntElect Medical, Inc., an early stage neurostimulation device company that works in conjunction with the Cleveland Clinic. This transaction was accounted for under the purchase method of accounting.

     On April 30, 2007, the Company jointly announced with Enpath Medical, Inc. ("Enpath") that they have entered into a definitive merger agreement under which the Company will acquire Enpath for $14.38 per share in cash, or approximately $102 million, including assumption of debt. Under the terms of the agreement, the Company will commence a tender offer for all of Enpath's outstanding shares no later than May 8, 2007. The transaction is subject to customary closing conditions and regulatory approvals and the tender of a majority of Enpath's outstanding shares, on a fully diluted basis. The purchase price will be funded out of the Company's available cash and short-term investments. The transaction is expected to close in late June. Enpath is a medical products company engaged in designing, developing, manufacturing and marketing single use medical device products for the cardiac rhythm management, neuromodulation and interventional radiology markets.

15.  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Our Business

We are a leading developer and manufacturer of batteries, capacitors, feedthroughs, enclosures, and other components used in implantable medical devices ("IMDs") through our Implantable Medical Components ("IMC") business. We offer technologically advanced, highly reliable and long lasting products that enable our customers to introduce IMDs that are progressively smaller, longer lasting, more efficient and more functional. Additionally, through our manufacturing facility in Tijuana Mexico, our IMC business includes value-added assembly of products that incorporates the components we manufacture. We also leverage our core competencies in technology and manufacturing through our Electrochem Commercial Power ("ECP") business to develop and produce cells and battery packs for commercial applications that demand high performance and reliability, including oil and gas exploration, pipeline inspection, telematics, oceanographic equipment, seismic, communication, military and aerospace applications. Most of the IMC products that we sell are utilized by customers in cardiac rhythm management ("CRM") devices. The CRM market comprises devices utilizing high-rate batteries and capacitors such as implantable cardioverter defibrillators ("ICDs") and cardiac resynchronization therapy ("CRT") with backup defibrillation devices ("CRT-D") and devices utilizing low or medium rate batteries but no capacitors (pacemakers and CRTs). All CRM devices utilize other components such as enclosures and feedthroughs, and certain CRM devices utilize electromagnetic interference ("EMI") filtering technology.

Our Customers

Our products are designed to provide reliable, long lasting solutions that meet the evolving requirements and needs of our customers and the end users of their products. Our medical customers include leading IMD manufacturers such as Boston Scientific, St. Jude Medical, Medtronic, Biotronik, Cyberonics and the Sorin Group. A substantial part of our business is conducted with a limited number of customers. For the first quarter of 2007, Boston Scientific, Medtronic and St. Jude Medical collectively accounted for approximately 69% of our total sales compared to 70% for the first quarter of 2006. The nature and extent of our selling relationships with each CRM customer are different in terms of breadth of component products purchased, purchased product volumes, length of contractual commitment, ordering patterns, inventory management and selling prices. Our ECP customers are primarily companies involved in oil and gas exploration, pipeline inspection, telematics, oceanographic equipment, seismic, communication, military and aerospace applications industries. We have entered into long-term supply agreements with some of our customers. For each of our products, we recognize revenue when the products are shipped and title passes.

Business Highlights

     o Total Company - record sales of $76.9 million, an increase of 13% compared to $68.1 million in 2006.
          >> IMC - record sales of $65.2 million, an increase of 13% compared to $57.6 million in 2006, driven by growth of ICD capacitors, feedthroughs and assembly products partially offset by a decrease in ICD battery sales.
          >> ECP - sales of $11.7 million, an increase of 11% compared to $10.5 million in 2006, driven by growth in oil & gas, pipeline inspection, and military products.
     o Earnings per share increased by 54% to $0.43, inclusive of a $0.11 gain on the exchange of $117.8 million of convertible debentures.
     o    Final production run for Carson City plant is scheduled for June 2007.

     o Columbia, Maryland shutdown scheduled to be completed in the second half of 2007.
     o    ECP expansion on track for completion in mid - 2008.
     o Completed the exchange of $117.8 million of the existing $170 million convertible subordinated debentures outstanding. Issued an additional $80 million of new convertible subordinated debentures and received cash of $74 million (net of fees and discount).
     o Received commitments for a new revolving bank credit facility of $235 million with the ability to expand to $335 million.
     o Completed the acquisition of BIOMEC, Inc. for $11.4 million on April 3, 2007.
     o Announced on April 30, 2007 that we entered into a definitive agreement to acquire Enpath Medical, Inc.

Our CEO's View

We had a solid start to the year achieving sales of $76.9 million, a 13% increase over last years first quarter. Medical sales were at $65.2 million and the Commercial business achieved growth of 11%. We earned 43 cents in the quarter compared with 28 cents last year. This result is inclusive of a one-time gain of 11 cents from the exchange of $117.8 million of our subordinated convertible debentures.

Our ICD capacitor sales more than doubled in the quarter to $8.5 million, a $4.9 million increase over the prior year first quarter. Our lean manufacturing systems enabled reduced lead times to capture this revenue opportunity. Approximately half of the increase in the quarter was due to inventory replenishment by our customers. In addition to inventory related demand, sales increased as a result of a customer supply issue. We anticipate this higher level of demand continuing into the second quarter.

We also continue to experience growth in our feedthrough business with sales increasing by 13% over last years first quarter. The majority of this growth has come from domestic market share penetration.

Other medical products sales increased by $2.2 million, or 17% from last year. Other medical sales consists of assembly, coatings and machined components. The growth in this quarter was split evenly between the coatings and assembly products.

ICD battery sales declined by 8% and pacemaker and other battery volume increased slightly from the first quarter of last year. However, on a sequential basis, ICD sales were up 16% from the fourth quarter of 2006. The first quarter 2006 represented our toughest year-over-year comparison. ICD battery sales softened through the balance of 2006 reflecting the general slowdown in the ICD market.

On the commercial side of the business, sales were up 11% from last years first quarter. The growth in the quarter primarily came from oil & gas, pipeline inspection and military markets. Oil and gas drilling activity remains strong and continues to drive the core growth of the business. The growth over the last two years has resulted in launching our capacity expansion plan. We are in the process of developing facility plans which will more than double our existing capacity. We plan to begin construction of a new 80,000 square foot manufacturing facility in the Massachusetts area in June of this year. We expect to complete this important expansion project by mid- 2008. In addition to a new expanded facility, we will also be investing in semi-automation equipment.

We have recently completed several important transactions. First, we refinanced $117.8 million of our existing convertible debentures and issued $80 million in new debentures. Second, on April 3rd we completed the acquisition of BIOMEC which expands our offerings to include design service capabilities, and third, we received customer clearance to complete the closure of our Carson City facility, which is now scheduled for June 2007. Additionally, on April 30, 2007 we announced that we signed a definitive agreement to acquire Enpath Medical, a developer, manufacturer and marketer of single use medical device products for the cardiac rhythm management, neuromodulation and interventional radiology markets. We view the acquisition of Enpath as another long-term growth platform and is consistent with our stated goal of broadening both our market and product reach.

Product Development

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

IMC. Our near term focus for growth in the medical battery market, a portion of our IMC business, is the introduction of our Q-Series batteries. Initially they will be available in two configurations - QHR (High Rate) and QMR (Medium Rate). These batteries hold the promise of unparalleled performance in a wide range of implantable device and neurostimulation applications and allow our customers to incorporate advanced power-hungry features into these devices. It delivers advanced performance criteria to an industry that historically embraces new products. We believe the Q-Series will represent a major breakthrough by combining a smaller size with greater energy density (more power). The first ICD device implant with our new QHR technology occurred in the third quarter of 2006. We expect a second customer to begin implanting our QHR technology in the near term. We also released a new, non-proprietary model of medium-rate implantable "Q" series battery.

In addition to primary batteries, our rechargeable battery program also continues to make progress in qualification and is receiving tremendous interest from Neurostimulation customers.

In addition to our battery programs, we continue to advance our ICD capacitor technology with the development of a higher energy capacitor expected for release in 2008. Furthermore, we continue to develop the technology for a next generation higher voltage capacitor.

Finally, enabling safe MRI device interaction continues to remain a key focus and represents a potential growth opportunity for the company. We anticipate unveiling a series of new technologies in this area in the near future.

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

Cost Savings and Consolidation Efforts

During 2005, we initiated several significant cost savings and consolidation efforts, the implementation of which continued during 2006 and the first three months of 2007.

Alden Facility Consolidation. Beginning in the first quarter of 2005 and ending in the second quarter of 2006 we consolidated our medical capacitor manufacturing operations in Cheektowaga, NY, and our implantable medical battery manufacturing operations in Clarence, NY, into our advanced power source manufacturing facility in Alden, NY ("Alden Facility"). We also consolidated our capacitor research, development and engineering operations from our Cheektowaga, NY facility into our Technology Center in Clarence, NY.

The total cost for these consolidation efforts was $3.4 million, which was below the Company's original estimate of $3.5 to $4.0 million. Expenses of $2.8 million were incurred in 2005 and $0.6 million were incurred during the first two quarters of 2006. In total, $1.8 million was paid in cash and $0.8 million was for assets written-off in 2005. Approximately $0.8 million was paid in cash during 2006. The expenses for the Alden Facility consolidation were included in the IMC business segment.

Carson City Facility shutdown and Tijuana Facility consolidation No. 1. On March 7, 2005, we announced our intent to close the Carson City, NV facility ("Carson City Facility") and consolidate the work performed at our Carson City Facility into our Tijuana, Mexico facility ("Tijuana Facility consolidation No. 1").

The Company delayed the anticipated final closing of the Carson City Facility until the second quarter of 2007 in order to accommodate a customer's regulatory approval. If this closing is delayed further, additional costs could be incurred. The total revised estimate for this plan is anticipated to be between $7.7 million and $7.9 million of which $7.6 million has been incurred and is comprised of $5.0 million for the Carson City Facility shutdown and $2.7 million to $2.9 million for the Tijuana Facility consolidation No. 1. To date, $7.6 million of expenses has been recorded. All categories of costs are considered to be cash expenditures, except for accelerated depreciation.

Carson City Facility shutdown expenses of $4.7 million have been incurred to date, of which $4.4 million were recorded in 2005 and 2006, and $0.3 million were incurred in the first three months of 2007. In 2005 and 2006, $2.6 million were paid in cash and $0.6 million were recorded as accelerated depreciation. In 2007, $0.1 million were paid in cash. To date, $2.5 million of the $3.8 million of severance and retention recorded to date was paid. Tijuana Facility consolidation No. 1 expenses of $2.8 million were incurred and paid in 2005 and 2006, and $0.1 million were incurred and paid in 2007.

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

The total revised estimated cost for this facility consolidation plan is anticipated to be between $8.4 million and $8.9 million. To date, we have expensed $7.6 million related to these projects and expect to incur the remaining costs in 2007. All categories of costs are considered to be future cash expenditures, except for accelerated depreciation and asset write-offs.

Approximately $3.9 million of the Columbia Facility and ARL shutdown costs were incurred in 2005 and 2006 ($0.5 million for assets written-off), and $0.6 million were incurred in the first three months of 2007. Approximately $0.3 million was paid in cash during the first three months of 2007. Tijuana Facility consolidation plan No. 2 expenses of $2.3 million were incurred and paid in cash in 2006 and $0.7 million in the first quarter of 2007.

Once the moves are completed, the Company anticipates annual cost savings in the range of $5.0 to $6.0 million. The expenses for the Columbia Facility and ARL shutdowns, the Tijuana Facility consolidation No. 2 and the RD&E consolidation are included in the IMC business segment.

ECP Expansion. In February 2007, the Company announced that it will close its current manufacturing facility in Canton, MA and construct a new 80,000 square foot facility in the Massachusetts area to perform those operations in. The expected completion of this $28 million expansion project is mid-2008. The total expense to be recognized for this relocation is estimated to be $2.2 million to $2.4 million. During the first three months of 2007, approximately $0.1 million of costs were incurred related to this project, which were primarily non-cash items. Costs related to this move are included in the ECP business segment.

Our Financial Results

We utilize a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31st. For 52-week years, each quarter contains 13 weeks. The first quarter of 2007 and 2006 ended on March 30, and March 31, respectively. The commentary that follows should be read in conjunction with our condensed consolidated financial statements and related notes and with the Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K for the fiscal year ended December 29, 2006.

     Results of Operation
                                               Three months ended
                                             ----------------------
                                              March 30,  March 31,      $         %
     In thousands, except per share data        2007       2006      Change     Change
----------------------------------------------------------------------------------------
     IMC
          ICD batteries                      $   11,651 $   12,679     (1,028)       -8%
          Pacemaker and other batteries           5,845      5,787         58         1%
          ICD capacitors                          8,514      3,568      4,946       139%
          Feedthroughs                           18,393     16,288      2,105        13%
          Enclosures                              5,706      6,340       (634)      -10%
          Other medical                          15,087     12,918      2,169        17%
                                             -------------------------------------------
     Total IMC                                   65,196     57,580      7,616        13%
     ECP                                         11,664     10,527      1,137        11%
                                             -------------------------------------------
     Total sales                                 76,860     68,107      8,753        13%
     Cost of sales - excluding amortization
        of intangible assets                     47,288     39,515      7,773        20%
     Cost of sales - amortization
        of intangible assets                        948        958        (10)       -1%
                                             -------------------------------------------
     Total Cost of Sales (1)                     48,236     40,473      7,763        19%
     Cost of sales as a % of sales                 62.8%      59.4%                 3.4%

     Selling, general, and administrative
      expenses (SG&A)                            10,033      9,015      1,018        11%
     SG&A as a % of sales                          13.1%      13.2%                -0.1%

     Research, development and engineering
      costs, net (RD&E)                           6,452      5,898        554         9%
     RD&E as a % of sales                           8.4%       8.7%                -0.3%

     Other operating expense, net                 1,533      2,669     (1,136)      -43%
                                             -------------------------------------------
     Operating income                            10,606     10,052        554         6%
     Operating margin                              13.8%      14.8%                -1.0%

     Interest expense                             1,144      1,135          9         1%
     Interest income                             (1,856)    (1,192)      (664)      -56%
     Other (income) expense, net                 (4,489)       (44)    (4,445)   -10102%
     Provision for income taxes                   5,138      3,503      1,635        47%
     Effective tax rate                            32.5%      34.5%                -2.0%

                                             -------------------------------------------
     Net income                              $   10,669 $    6,650 $    4,019        60%
                                             ===========================================
     Net margin                                    13.9%       9.8%                 4.1%
     Diluted earnings per share              $     0.43 $     0.28 $     0.15        54%

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

The increase in IMC sales of 13% for the three month period ending March 30, 2007 was driven by growth of ICD capacitors, feedthroughs and coatings and assembly products, which are included in the other medical category. Our ICD capacitor sales more than doubled in the quarter, to $8.5 million, a $4.9 million increase over the prior year. Approximately half of the increase was due to our customers replenishing inventory in the current quarter. In addition to inventory related demand, sales increased as a result of a customer supply issue, which we anticipate continuing into the second quarter. We also continued to experience growth in our feedthrough business with sales increasing by 13% from last year. The majority of this growth has come from domestic market share penetration.

This growth was partially offset by lower sales from ICD batteries as well as medical enclosures. ICD battery sales declined by 8%. However, ICD sales were up 16% from fourth quarter of 2006. ICD battery sales softened through the balance of 2006 reflecting the general slowdown in the ICD market but began to rebound in the first quarter of 2007.

ECP. Similar to IMC customers, we have pricing arrangements with our customers that many times do not specify minimum quantities. Our visibility to customer ordering patterns is over a relatively short period of time.

ECP sales increased 11% from last year. The growth in the quarter primarily came from oil & gas, pipeline inspection and military markets. Oil and gas drilling activity remains strong and continues to drive the core growth of the business.

Cost of Sales

Changes from the prior year to cost of sales as a percentage of sales were primarily due to the following:

                                                             Three months ended
                                                                March 30, 2007
                                                             -------------------
  Production inefficiencies primarily associated with
  lower volumes (a)                                                         3.2%
  Excess capacity at Tijuana Facility (b)                                  -1.1%
  Mix change (c)                                                            0.7%
  Other                                                                     0.6%
                                                             -------------------
  Total percentage point change to cost of sales as a
  percentage of sales                                                       3.4%
                                                             ===================

(a) This increase in cost of sales is primarily due to lower production of ICD batteries, which absorb a greater amount of fixed costs such as plant overhead and depreciation. In the prior year period, ICD production volume was 9% higher in response to increased sales and replenishment of safety stock.

(b) The Tijuana Facility was fully operational in the first quarter of 2006 but was not being fully utilized as it was only producing sub-assemblies. In 2007, the facility was producing increased volumes of sub-assemblies and the majority of the filtered feedthroughs reducing the excess capacity from the prior year. In accordance with the Company's inventory accounting policy, excess capacity costs were expensed.
(c) The revenue increase from 2006 was primarily in capacitors, which generally have lower margins.

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

SG&A expenses

Changes from the prior year to SG&A expenses were due to the following (in thousands):

                                          Three months ended
                                            March 30, 2007
                                         ---------------------
  Stock-based compensation expense (a)   $                250
  Increased workforce (b)                                 230
  Director fees (c)                                       150
  Legal fees (d)                                          130
  Other                                                   258
                                         ---------------------
      Net increase in SG&A               $              1,018
                                         =====================

(a) Increase in stock-based compensation related to our leadership succession planning transition. The increase in stock-based compensation expense is expected to continue into the future.
(b) The increased workforce expense was a result of the Company's efforts to increase the marketing and sales of its products as well as general and administrative costs related to finance personnel additions in 2006.
(c) Increase in director fees is consistent with the approved plan as disclosed in our most recent proxy. (d) Increase in legal fees is due to customer contract negotiations and the financing transactions discussed above.

RD&E expenses

Net research, development and engineering costs are as follows (in thousands):

                                                   Three months ended
                                             -------------------------------
                                                March 30,      March 31,
                                                  2007            2006
                                             -------------------------------

  Research and development costs             $        3,631  $        3,973
                                             -------------------------------

  Engineering costs                                   3,131           2,356
  Less cost reimbursements                             (310)           (431)
                                             -------------------------------
  Engineering costs, net                              2,821           1,925
                                             -------------------------------
  Total research and development and
   engineering costs, net                    $        6,452  $        5,898
                                             ===============================

The increase in RD&E expenses for the three month period ended March 30, 2007 is primarily due to the planned increase in engineering personnel costs (headcount), as we continue to invest substantial resources to develop new products. In terms of the development costs billed, reimbursements were lower due to lower volume and timing of reimbursable development projects. Reimbursements for achieving certain development milestones are netted against gross spending.

Other operating expense

Other operating expense for 2007 and 2006 are comprised of the following costs (in thousands):

                                                        Three months ended
                                                  ------------------------------
                                                    March 30,       March 31,
                                                       2007            2006
                                                  --------------  --------------
  (a)  Alden facility consolidation                $          -    $        515
  (a)  Carson City facility shutdown and Tijuana
       facility consolidation No. 1                         386           1,228
  (a)  Columbia facility shutdown, Tijuana
        facility
       consolidation No. 2 and RD&E consolidation         1,303             922
  (a)  ECP expansion                                        137               -
  (b)  Asset dispositions and other                        (293)              4
                                                  --------------  --------------
                                                   $      1,533    $      2,669
                                                  ==============  ==============

(a) Refer to the "Cost Savings and Consolidation Efforts" discussion for disclosure related to the timing and level of remaining expenditures for these items as of March 30, 2007.
(b) During the first quarter of 2007, the Company received $0.3 million of insurance proceeds related to equipment damaged during transportation to the Tijuana Facility in the second quarter of 2006. The remaining expense is for property, plant and equipment dispositions.

Interest expense and interest income

Interest expense for the three months ended March 30, 2007 is consistent with prior year periods, and is primarily related to our outstanding convertible notes. Interest expense is expected to increase in the future as a result of the additional $80.0 million of 2.25% convertible subordinated notes issued during the first quarter of 2007 and additional amortization of deferred fees and discounts associated with these notes and the notes exchanged during the quarter (See Gain on extinguishment of debt).

Interest income for the three months ended March 30, 2007 increased in comparison to the same periods of 2006 primarily due to increased cash, cash equivalents and short-term investment balances.

Gain on extinguishment of debt

In March 2007, the Company entered into separate, privately negotiated agreements to exchange $117.8 million of the original $170.0 million of 2.25% convertible subordinated notes due 2013 ("CSN I") for an equivalent principal amount of a new series of 2.25% convertible subordinated notes due 2013. The primary purpose of this transaction was to eliminate the June 15, 2010 call and put option that is included in the terms of CSN I. This exchange was accounted for as an extinguishment of debt and resulted in a net pre-tax gain of $4.5 million ($2.9 million net of tax) or $0.11 per diluted share.

Provision for income taxes

Our effective tax rate for the first quarter of 2007 was 32.5% compared to 34.5% for the same period of 2006. This decrease was primarily a result of our estimated increase in R&D tax credits and the Qualified Production Activities Deduction for 2007.

Subsequent Events

On April 3, 2007, the Company acquired substantially all of the assets of BIOMEC, Inc. ("BIOMEC") for $11.4 million in cash and future additional consideration. BIOMEC has grants in place that will fund substantially all of its development costs through 2008. Currently, the engineering team is working on various projects, including a novel-polymer coating (biomimetic) that mimics the surface of endothelial cells of blood vessels. Additionally, BIOMEC has a product development agreement and a 20% investment partnership in IntElect Medical, Inc., an early stage neurostimulation device company that works in conjunction with the Cleveland Clinic. This transaction was accounted for under the purchase method of accounting.

On April 30, 2007, the Company jointly announced with Enpath Medical, Inc. ("Enpath") that they have entered into a definitive merger agreement under which the Company will acquire Enpath for $14.38 per share in cash, or approximately $102 million, including assumption of debt. Under the terms of the agreement, the Company will commence a tender offer for all of Enpath's outstanding shares no later than May 8, 2007. The transaction is subject to customary closing conditions and regulatory approvals and the tender of a majority of Enpath's outstanding shares, on a fully diluted basis. The purchase price will be funded out of the Company's available cash and short-term investments. The transaction is expected to close in late June. Enpath is a medical products company engaged in designing, developing, manufacturing and marketing single use medical device products for the cardiac rhythm management, neuromodulation and interventional radiology markets.

Liquidity and Capital Resources

                                                         March 30,  December 29,
  (Dollars in millions)                                    2007         2006
                                                       -------------------------

  Cash and cash equivalents and short-term investments
   (a)(b)                                              $      225.7  $    142.6
  Working capital (b)                                  $      274.7  $    199.1
  Current ratio                                           6.3 : 1.0   5.7 : 1.0

(a) Short-term investments consist of investments acquired with maturities that exceed three months and are less than one year at the time of acquisition, equity securities classified as available-for-sale, and auction rate securities.
(b) Cash and cash equivalents and working capital increased primarily due to $76.0 million of net cash received from the issuance of additional 2.25% convertible subordinated notes due 2013 in March 2007.

Revolving Line of Credit

The Company maintains a three-year $50 million Revolving Credit Facility (the "Revolver"), which contains a $10.0 million sub-limit for the issuance of commercial or standby letters of credit. The Revolver is secured by the Company's non-realty assets including cash, accounts and notes receivable, and inventories and has an expiration date of May 31, 2008. The Revolver requires compliance with two quarterly financial covenants, as defined. The first relates to the ratio of consolidated net earnings or loss before interest, taxes, depreciation, and amortization ("EBITDA") to fixed charges. The second is a leverage ratio, which is calculated based on the ratio of consolidated funded debt less cash, cash equivalent investments and short-term investments to consolidated EBITDA. Interest rates under the Revolver vary with the Company's leverage. The Company is required to pay a commitment fee of between 0.125% and 0.250% per annum on the unused portion of the Revolver based on the Company's leverage. As of March 30, 2007, the Company had no balance outstanding on the Revolver.

In April 2007, the Company signed a commitment letter for a new five-year senior credit facility (the "Credit Facility") consisting of a $235 million revolving credit facility, which can be increased to $335 million upon the Company's request. The Credit Facility also contains a $15 million letter of credit subfacility and a $15 million swingline subfacility. This Credit Facility will replace the $50 million Revolver and has similar financial covenants, interest rates, commitment fees and prioritization as the Revolver. The Company expects that this agreement will become effective in the second quarter of 2007.

Our principal sources of liquidity are our operating cash flow combined with our working capital of $225.7 million at March 30, 2007 and availability under our Revolver. Historically we have generated cash from operations sufficient to meet our capital expenditure and debt service needs, other than for acquisitions. At March 30, 2007, our current ratio was 6.3:1.0. As discussed above, subsequent to the end of the first quarter, the Company acquired substantially all of the assets of BIOMEC for $11.4 million in cash and future additional consideration and entered into a definitive merger agreement to acquire Enpath for approximately $102 million in cash, including the assumption of debt. These transactions will be funded with the Company's cash and cash equivalents and short-term investments available for sale. The Company regularly engages in discussions relating to potential acquisitions and may announce additional acquisition transactions at any time.

Operating activities

Net cash flows from operating activities for the three months ended March 30, 2007 increased $12.2 million over the comparable period in 2006. This was primarily the result of a decrease in inventory levels due to increased sales and a decreased accounts receivable change compared to the first quarter of 2006. The $4.5 million ($2.9 million net of tax) non-cash gain on the extinguishment of debt during the first quarter of 2007 resulted in a reclassification of approximately $11.3 million of income tax liability, which is payable in 2007. This amount was previously recorded as a non-current deferred tax liability on the balance sheet.

Investing activities

The majority of the acquisition of property, plant and equipment for the first three months of 2007 was related to routine purchases made in order to support our internal growth and to maintain our technology leadership. We expect these purchases to increase in the future as we begin construction of a new 80,000 square foot manufacturing facility in the Massachusetts area in June of this year. In addition to a new expanded facility, we will also be investing in semi-automation equipment. The expected completion of this $28 million expansion project is mid-2008. We expect to use $113.4 million of cash and cash equivalents and short term investments available for sale to fund the acquisition of BIOMEC and Enpath in the second quarter of 2007.

Net cash invested in short-term instruments during the first three months of 2007 of $7.5 million is primarily a result of the investment of excess cash flow from operations.

Financing activities

Cash flow from financing activities for the first quarter of 2007 was primarily related to the issuance of $80.0 million of additional 2.25% convertible subordinated notes due 2013 at a price of $950 per $1,000 of principal. The Company has incurred approximately $4.3 million of financing fees related to this transaction which will be paid in the second quarter of 2007. Additionally, cash flows from financing activities included cash received from non-qualified stock option exercises for both 2007 and 2006.

Capital Structure

At March 30, 2007, our capital structure consisted of $240.1 million of convertible subordinated notes and our 22.3 million shares of common stock outstanding. We have $225.7 million in cash, cash equivalents and short-term investments and are in a position to finance our future acquisitions. We are also authorized to issue 100 million shares of common stock and 100 million shares of preferred stock. The market value of our outstanding common stock since our IPO has exceeded our book value; accordingly, we believe that if needed we can access public markets to sell additional common or preferred stock assuming conditions are appropriate. Our capital structure allows us to support our internal growth and provides liquidity for corporate development initiatives. Our current expectation for 2007 is that capital spending will be in the range of $35.0 million to $45.0 million, of which $20.0 million is attributable to the ECP expansion.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements within the meaning of Item 303(a)(4) of Regulation S-K.

Contractual Obligations

In the normal course of business, the Company makes routine purchase commitments (primarily equipment and raw material purchases) in order to maintain the technological leadership of its manufacturing facilities and meet the needs of its customers. As of March 30, 2007, total contractual obligations related to such expenditures are approximately $10.5 million and will be financed by existing cash, short-term investments, or cash generated from operations.

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

Application of Critical Accounting Estimates

Our unaudited condensed consolidated financial statements are based on the selection of accounting policies and the application of significant accounting estimates, some of which require management to make significant assumptions. We believe that some of the more critical estimates and related assumptions that affect our financial condition and results of operations are in the areas of inventories, goodwill and other indefinite lived intangible assets, long-lived assets, share-based compensation and income taxes. For further information, refer to Item 7 "Managements Discussion and Analysis of Financial Condition and Results of Operations" and Item 8 "Financial Statements and Supplementary Data" in the Company's Annual Report on Form 10-K for the year ended December 29, 2006.

During the three months ended March 30, 2007, we did not change or adopt new accounting policies that had a material effect on our consolidated financial condition and results of operations.

Effective in the first quarter of 2007, the Company adopted the provisions of FASB Interpretation ("FIN") No. 48 Accounting for Uncertainty in Income Taxes, an interpretation of FASB SFAS No. 109. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized under SFAS 109. FIN No. 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on various related matters such as derecognition, interest and penalties, and disclosure.

Upon adoption of FIN No. 48, the Company did not recognize any adjustment to its $1.8 million of unrecognized tax benefits, all of which would favorably impact the effective tax rate (net of federal benefit on state issues), if recognized. The Company's unrecognized tax benefits consist of refund claims which did not meet the more likely than not threshold under FIN No. 48. At the end of the first quarter, there was no change in the balance of unrecognized tax benefits. The Company anticipates that the total unrecognized tax benefits could significantly change within the next twelve months due to the settlement of audits/appeals currently in process, however, quantification of an estimated range cannot be made at this time.

The Company will recognize interest expense related to uncertain tax positions as Interest Expense. Penalties, if incurred, would be recognized as a component of Selling, General and Administrative Expenses. At the end of the first quarter, there was no accrued interest or penalties related to uncertain tax positions. The tax years 2003-2006 remain open to examination by the major taxing jurisdictions to which we are subject. The 2001 and 2002 tax years remain open in certain jurisdictions as a result of audits/appeals currently in process.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Under our line of credit any borrowings bear interest at fluctuating market rates. At March 30, 2007, we did not have any borrowings outstanding under our line of credit and thus no interest rate sensitive financial instruments other than short-term investments. We do not believe that the impact of fluctuations in interest rates on our short-term investments will have a material effect on our condensed consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES.

a.   Evaluation of Disclosure Controls and Procedures.
     -------------------------------------------------

     Our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the SEC as of March 30, 2007. These disclosure controls and procedures have been designed to provide reasonable assurance that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC's rules and forms.

     Based on their evaluation, as of March 30, 2007, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.

b.   Changes in Internal Control Over Financial Reporting.

     There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter to which this Quarterly Report on Form 10-Q relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There have been no material changes to those legal proceedings as previously disclosed in the Company's Form 10-K for the year ended December 29, 2006.

ITEM 1A. RISK FACTORS.

There have been no material changes in risk factors as previously disclosed in the Company's Form 10-K for the year ended December 29, 2006, except as follows:

We face risks associated with our proposed acquisition of Enpath Medical, Inc.

Our proposed acquisition of Enpath Medical, Inc. ("Enpath") presents several risks and uncertainties, including the following:

     o We may not consummate the acquisition or it may be delayed, for reasons beyond our control, and we may incur costs that may not be reimbursed;
     o The allocation of the purchase price to Enpath's assets, the amortization of intangible assets resulting from that allocation and the impact of fair value purchase accounting adjustments may adversely affect our earnings;
     o    We may be unsuccessful in integrating Enpath's business;
     o Integrating Enpath's business may be distractive to our management and disruptive to our business and the costs of integration may be significant; and
     o We may assume liabilities in the Enpath acquisition that we did not anticipate that could have a material adverse effect on our operating results.

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


Dated: May 7, 2007                     GREATBATCH, INC.

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

3.2            Amended and Restated Bylaws (incorporated by reference to
               Exhibit 3.2 to our quarterly report on Form 10-Q ended March 29,
               2002).

10.1*+ Amendment No. 2 to Supplier Partnering Agreement between Wilson Greatbatch Ltd. and Pacesetter, Inc. (d/b/a St. Jude Medical
               CRMD) dated August 24, 2005.

10.2*+ Amendment No. 2 to Supplier Partnering Agreement between Greatbatch, Inc. and Pacesetter, Inc. (d/b/a St. Jude Medical
               CRMD) dated November 17, 2005.

10.3*+ Amendment No. 4 to Supplier Partnering Agreement between Greatbatch, Inc. and Pacesetter, Inc. (d/b/a St. Jude Medical
               CRMD) dated April 20, 2006.

10.4*+ Amendment No. 5 to Supplier Partnering Agreement between Greatbatch, Inc. and Pacesetter, Inc. (d/b/a St. Jude Medical
               CRMD) dated February 28, 2007.

10.5*+ Amendment No. 6 to Supplier Partnering Agreement between Greatbatch, Inc. and Pacesetter, Inc. (d/b/a St. Jude Medical
               CRMD) dated February 28, 2007.

31.1* Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2* Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32* Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002.

* - Filed herewith.
+ - Portions of these exhibits have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.