Form 10-Q
period 2007-06-29
GREATBATCH, INC.
filed 2007-08-08
CIK 1114483

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the Quarter ended June 29, 2007

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

--------------------------------------------------------------------------------
Large accelerated filer [ ]  Accelerated filer [ X ] Non-accelerated filer [ ]
--------------------------------------------------------------------------------

     Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes [ ] No [ X ]

     The number of shares outstanding of the Company's common stock, $0.001 par value per share, as of August 7, 2007 was: 22,464,150 shares.

                                GREATBATCH, INC.
                         TABLE OF CONTENTS FOR FORM 10-Q
           AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 29, 2007

                                                                                                    Page

COVER PAGE                                                                                           1

TABLE OF CONTENTS                                                                                    2

                   PART I - FINANCIAL INFORMATION (unaudited)

ITEM 1.    Condensed Consolidated Financial Statements

           Condensed Consolidated Balance Sheets                                                     3

           Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)           4

           Condensed Consolidated Statements of Cash Flows                                           5

           Notes to Condensed Consolidated Financial Statements                                      6

ITEM 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                                    28

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk                               42

ITEM 4.    Controls and Procedures                                                                  42

                           PART II - OTHER INFORMATION

ITEM 1.    Legal Proceedings                                                                        43

ITEM 1A.   Risk Factors                                                                             43

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds                              44

ITEM 3.    Defaults Upon Senior Securities                                                          44

ITEM 4.    Submission of Matters to a Vote of Security Holders                                      44

ITEM 5.    Other Information                                                                        45

ITEM 6.    Exhibits                                                                                 45

SIGNATURES                                                                                          45

EXHIBIT INDEX                                                                                       46

PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   GREATBATCH, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS - Unaudited
                    (in thousands except share and per share data)
---------------------------------------------------------------------------------------
                                                                        As of
                                                              -------------------------
                                                                June 29,   December 29,
ASSETS                                                            2007         2006
                                                              ------------ ------------
Current assets:
  Cash and cash equivalents                                    $    81,509  $    71,147
  Short-term investments available for sale                         39,290       71,416
  Accounts receivable, net of allowance of $624 in 2007 and
   $532 in 2006                                                     34,980       31,285
  Inventories                                                       63,953       57,667
  Refundable income taxes                                                -        1,569
  Deferred income taxes                                              6,948        5,899
  Prepaid expenses and other current assets                          3,473        2,343
                                                              ------------ ------------
      Total current assets                                         230,153      241,326

Property, plant and equipment, net                                 101,003       91,869
Amortizing intangible assets, net                                   48,710       28,078
Trademarks and tradenames                                           32,582       28,252
Goodwill                                                           207,378      155,039
Other assets                                                        13,671        3,263
                                                              ------------ ------------
      Total assets                                             $   633,497  $   547,827
                                                              ============ ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                             $    22,898  $    12,657
  Accrued expenses and other current liabilities                    27,658       29,618
                                                              ------------ ------------
      Total current liabilities                                     50,556       42,275

Convertible subordinated notes                                     240,506      170,000
Deferred income taxes                                               30,193       35,859
Other long-term liabilities                                            141            -
                                                              ------------ ------------
      Total liabilities                                            321,396      248,134
                                                              ------------ ------------
Stockholders' equity:
  Preferred stock, $0.001 par value, authorized 100,000,000
   shares; no shares issued or outstanding in 2007 or 2006               -            -
  Common stock, $0.001 par value, authorized 100,000,000
   shares; 22,463,758 shares issued and outstanding in 2007
   and 22,119,142 shares issued and 22,111,516 shares
   outstanding in 2006                                                  22           22
  Additional paid-in capital                                       235,644      227,187
  Treasury stock, at cost, no shares in 2007 and 7,626 shares
   in 2006                                                               -        (205)
  Retained earnings                                                 76,435       69,165
  Accumulated other comprehensive income                                 -        3,524
                                                              ------------ ------------
           Total stockholders' equity                              312,101      299,693
                                                              ------------ ------------
Total liabilities and stockholders' equity                     $   633,497  $   547,827
                                                              ============ ============

  The accompanying notes are an integral part of these condensed consolidated financial statements

                                            GREATBATCH, INC.
                             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               AND COMPREHENSIVE INCOME (LOSS) - Unaudited
                                  (in thousands except per share data)
---------------------------------------------------------------------------------------------------------

                                                               Three months ended     Six months ended
                                                              --------------------- ---------------------
                                                               June 29,   June 30,   June 29,   June 30,
                                                                 2007       2006       2007       2006
                                                              ---------- ---------- ---------- ----------

Sales                                                         $   78,462 $   70,598 $  155,322 $  138,705
Costs and expenses:

Cost of sales - excluding amortization of intangible assets       45,762     42,863     93,050     82,378
Cost of sales - amortization of intangible assets                    994        958      1,942      1,916
Selling, general and administrative expenses                      10,735      9,865     20,768     18,880
Research, development and engineering costs, net                   6,981      6,142     13,433     12,040
Acquired in-process research and development                      18,353          -     18,353          -
Other operating expense, net                                       1,988      3,643      3,521      6,312
                                                              ---------- ---------- ---------- ----------
  Operating income (loss)                                        (6,351)      7,127      4,255     17,179
Interest expense                                                   2,089      1,163      3,233      2,298
Interest income                                                  (2,586)    (1,353)    (4,442)    (2,545)
Gain on sale of investment security                              (4,001)          -    (4,001)          -
Gain on extinguishment of debt                                         -          -    (4,473)          -
Other (income) expense, net                                          102       (76)         86      (120)
                                                              ---------- ---------- ---------- ----------
  Income (loss) before provision for income taxes                (1,955)      7,393     13,852     17,546
Provision for income taxes                                         1,444      2,550      6,582      6,053
                                                              ---------- ---------- ---------- ----------
  Net income (loss)                                           $  (3,399) $    4,843 $    7,270 $   11,493
                                                              ========== ========== ========== ==========

Earnings (loss) per share:
  Basic                                                       $   (0.15) $     0.22 $     0.33 $     0.53
  Diluted                                                     $   (0.15) $     0.21 $     0.33 $     0.50

Weighted average shares outstanding:
  Basic                                                           22,160     21,809     22,087     21,774
  Diluted                                                         22,160     26,178     22,367     26,160

Comprehensive income:
Net income (loss)                                             $  (3,399) $    4,843 $    7,270 $   11,493
Net unrealized gain (loss) on short-term investments
 available for sale, net of tax                                    (643)      2,796      (869)      2,822

Less: reclassification adjustment for net realized gain on
 short-term investments available for sale, net of tax           (2,601)          -    (2,601)          -
                                                              ---------- ---------- ========== ==========
Comprehensive income (loss)                                   $  (6,643) $    7,639 $    3,800 $   14,315
                                                              ========== ========== ========== ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements

                           GREATBATCH, INC.
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited
                            (in thousands)
----------------------------------------------------------------------

                                                    Six months ended
                                                  --------------------
                                                   June 29,  June 30,
                                                     2007      2006
                                                  ---------- ---------
Cash flows from operating activities:
-------------------------------------
  Net income                                      $    7,270 $  11,493
  Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation and amortization                   10,878     9,748
      Stock-based compensation                         4,877     4,201
      Gain on sale of investment security            (4,001)         -
      Gain on extinguishment of debt                 (4,473)         -
      Acquired in-process research and
       development                                    18,353         -
      Deferred income taxes                          (9,841)     2,329
      (Gain) loss on disposal of assets                 (82)       532
  Changes in operating assets and liabilities:
      Accounts receivable                              1,225  (10,857)
      Inventories                                        798   (6,428)
      Prepaid expenses and other current assets      (1,020)   (1,441)
      Accounts payable                                 6,818     2,763
      Accrued expenses and other current
       liabilities                                   (7,070)   (6,582)
      Income taxes                                     5,158     2,507
                                                  ---------- ---------
          Net cash provided by operating
           activities                                 28,890     8,265
                                                  ---------- ---------
Cash flows from investing activities:
-------------------------------------
  Purchase of short-term investments                (47,713)  (21,589)
  Proceeds from maturity/disposition of short-
   term investments                                   78,960    19,182
  Acquisition of property, plant and equipment       (5,183)   (8,006)
  Proceeds from sale of property, plant and
   equipment                                               7        28
  Purchase of cost method investment                 (2,000)         -
  Insurance proceeds for replacement of assets           300         -
  Acquisitions, net of cash acquired               (108,054)         -
  Increase in other assets                                 8        12
                                                  ---------- ---------
           Net cash used in investing activities    (83,675)  (10,373)
                                                  ---------- ---------
Cash flows from financing activities:
-------------------------------------
  Repayments under line of credit                    (1,000)         -
  Principal payments of long-term debt               (6,093)     (464)
  Proceeds from issuance of long-term debt            76,000         -
  Debt issuance costs                                (6,445)         -
  Issuance of common stock                             2,550       349
  Excess tax benefits from stock-based awards            340         -
  Repurchase of treasury stock                         (205)         -
                                                  ---------- ---------
           Net cash provided by (used in)
            financing activities                      65,147     (115)
                                                  ---------- ---------
Net increase (decrease) in cash and cash
 equivalents                                          10,362   (2,223)
Cash and cash equivalents, beginning of year          71,147    46,403
                                                  ---------- ---------
Cash and cash equivalents, end of period          $   81,509 $  44,180
                                                  ========== =========

  The accompanying notes are an integral part of these condensed consolidated financial statements

                                GREATBATCH, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information (Accounting Principles Board Opinion ("APB") No. 28, Interim Financial Reporting) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of Greatbatch, Inc. and its indirect wholly-owned subsidiary Greatbatch, Ltd. (collectively "Greatbatch" or the "Company") for the periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from these estimates. The December 29, 2006 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 29, 2006. The Company utilizes a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31st. For 52-week years, each quarter contains 13 weeks. The second quarter of 2007 and 2006 each contained 13 weeks and ended on June 29 and June 30, respectively.

2. ACQUISITIONS

BIOMEC, Inc. - On April 3, 2007, the Company acquired substantially all of the assets of BIOMEC, Inc. ("BIOMEC"), a biomedical device company based in Cleveland, OH with the objective of accelerating technology from major medical and academic institutions, national laboratories, and from internally developed proprietary products. With the BIOMEC acquisition, we acquired an engineering team with diverse capabilities in medical device development, including mechanical design, software engineering, biocompatible coatings, and electronics. As a result, we can now offer our customers device engineering expertise along with full device assembly utilizing our proprietary components. This will also enable us to work in conjunction with our customers' design teams to build more sophisticated devices.

This transaction was accounted for under the purchase method of accounting in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141 Business Combinations. Accordingly, the results of BIOMEC's operations were included in our condensed consolidated financial statements from the date of acquisition. The aggregate purchase price was $11.4 million, which was paid in cash. This purchase price is preliminary and is subject to change based upon the final resolution of the post-closing adjustment as defined in the purchase agreement. Any adjustment to the purchase price is not expected to be material and will be allocated to goodwill which totaled $5.2 million.

                                GREATBATCH, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited
--------------------------------------------------------------------------------

Various factors contributed to the establishment of goodwill, including: the value of BIOMEC's highly trained assembled work force; the expected revenue growth over time and the incremental value to the Company's Implantable Medical Components ("IMC") business from having device engineering capabilities; and the strategic partnership established with IntElect Medical, Inc. ("IntElect") an early stage neurostimulation device company that works in conjunction with the Cleveland Clinic. Goodwill resulting from the BIOMEC acquisition was allocated to the Company's IMC segment and is deductible for tax purposes.

Approximately $2.3 million of the purchase price represents the estimated fair value of acquired in-process research and development ("IPR&D") projects that had not yet reached technological feasibility and had no alternative future use as of the acquisition date. Accordingly, the amount was immediately expensed after the acquisition date. The value assigned to IPR&D relates to projects that incorporate BIOMEC's novel-polymer coating (biomimetic) technology that mimics the surface of endothelial cells of blood vessels. The estimated fair value of these projects was determined using a discounted cash flow model. This model utilized discount rates that took into consideration the stage of completion and the risks surrounding the successful development and commercialization of each of the IPR&D projects of approximately 40%, which is consistent with the early development stage of these projects. The Company expects various products that utilize the biomimetic coatings technology to be commercially launched by original equipment manufacturers ("OEM") in 2009 once Food and Drug Administration ("FDA") approval is received. With BIOMEC the Company acquired grants that will fund the remaining development costs for these products. The Company believes that the estimated acquired IPR&D amounts represent their fair value at the date of acquisition and do not exceed the amount an independent third party would pay for the projects. Pro forma amounts are not presented as, excluding the IPR&D charge, BIOMEC did not materially impact our results of operations.

Approximately $3.7 million of the purchase price was allocated to BIOMEC's investment in IntElect. Subsequent to the acquisition, the Company made an additional $2.0 million investment in IntElect, which increased its ownership percentage to approximately 19%. The IntElect investment is being accounted for under the cost method of accounting and is included in other assets.

Enpath Medical, Inc. - On June 15, 2007, the Company completed its acquisition of Enpath Medical, Inc. ("Enpath"). Enpath is a medical products company engaged in designing, developing, manufacturing and marketing single use medical device products for the cardiac rhythm management, neuromodulation and interventional radiology markets. We believe that the acquisition will further expand our product and service offerings to the cardiac rhythm management ("CRM") and neurostimulation marketplaces, broaden our market reach into the vascular segment through Enpath's introducer product lines, as well as add several new OEM customers.

This transaction was accounted for under the purchase method of accounting in accordance with SFAS No. 141. Accordingly, the results of Enpath's operations were included in our condensed consolidated financial statements from the date of acquisition. The aggregate purchase price was $98.2 million, consisting of the cash issued at closing to Enpath shareholders ($91.7 million), the consideration paid to employees in exchange for the cancellation of their Enpath stock options and restricted stock ($3.9 million) and other direct acquisition-related costs, including financial advisory, legal and accounting services ($2.6 million). Subsequent to the acquisition date, the Company repaid the line of credit and term loans assumed from Enpath of approximately $7.1 million.

                                GREATBATCH, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited
--------------------------------------------------------------------------------

In accordance with SFAS No. 141, the cost of the acquisition was preliminarily allocated to the assets acquired and liabilities assumed from Enpath based on their fair values as of the close of the acquisition, with the amount exceeding the fair value recorded as goodwill. As the values of certain assets and liabilities are preliminary in nature, they are subject to adjustment as additional information is obtained, including, but not limited to, the finalization of our intangible asset valuation and the resolution of pre-acquisition tax positions. The valuations will be finalized within 12 months of the close of the acquisition. When the valuations are finalized, any changes to the preliminary valuation of assets acquired or liabilities assumed may result in material adjustments to the fair value of the identifiable tangible and intangible assets acquired, including IPR&D, as well as goodwill.

The following table summarizes the preliminary allocation of the cost of the acquisition to the assets acquired and liabilities assumed as of the close of the acquisition (in thousands):

                                                        As of
        (in thousands)                              June 15, 2007
        ------------------------------------    --------------------
        Assets acquired
            Current assets                              $    10,966
            Property, plant and equipment                    11,737
            Acquired IPR&D                                   16,100
            Amortizing intangible assets                     22,634
            Tradenames                                        4,330
            Goodwill                                         47,114
                                                --------------------
        Total assets acquired                               112,881
        Liabilities assumed
            Current liabilities                               6,015
            Notes payable                                     4,379
            Deferred income taxes                             4,175
            Other non-current liabilities                       145
                                                --------------------
        Total liabilities assumed                            14,714
                                                --------------------
        Purchase price                                  $    98,167
                                                ====================

The fair values of the assets acquired and liabilities assumed were preliminarily determined using one or more of three valuation approaches: market, income and cost. The selection of a particular method for a given asset depended on the reliability of available data and the nature of the asset, among other considerations. The market approach, which indicates value for a subject asset based on available market pricing for comparable assets, was utilized for certain acquired personal property. The income approach, which indicates value for a subject asset based on the present value of risk adjusted cash flows projected to be generated by the asset, was used for certain intangible assets such as core and developed technology, acquired IPR&D, customer relationships, corporate tradenames and for noncompete agreements with employees. The risk adjusted projected cash flows were discounted at a required rate of return that reflects the relative risk of the Enpath transaction and the time value of money. The risk adjusted projected cash flows for each asset considered multiple factors, including current revenue from existing customers; distinct analysis of expected price, volume, and attrition trends; reasonable contract renewal assumptions from the perspective of a marketplace participant; and expected profit margins giving consideration to historical and expected margins. The cost approach, which estimates value by determining the current cost of replacing an asset with another of equivalent economic utility, was used for the majority of personal property. The cost to replace a given asset reflects the estimated

                                GREATBATCH, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited
--------------------------------------------------------------------------------

reproduction or replacement cost for the property, less an allowance for loss in value due to depreciation or obsolescence, with specific consideration given to economic obsolescence if indicated.

Inventory - The fair value of the inventory acquired was estimated by applying a version of the cost approach called the net realizable value method. This approach estimates the fair value of the asset by calculating the potential sales generated from selling the inventory and subtracting from it the costs related to the disposal of that inventory and a reasonable profit allowance for our completing and selling effort. Based upon this methodology, the Company recorded the inventory acquired at fair value resulting in an increase in inventory of $1.3 million. During the second quarter of 2007, the Company expensed $0.2 million of the step-up value relating to the acquired Enpath inventory sold during the quarter. As of June 29, 2007, the Company had approximately $1.1 million of inventory step-up value remaining and expects to recognize this step-up value as cost of sales during the third quarter of 2007.

Intangible assets - The purchase price was allocated to specific intangible assets on a preliminary basis as follows (dollars in thousands):

                                             Weighted
                                             average      Probability
                                 Amount    amortization   assigned to  Discount
                                assigned  period (years)   revenues      rate
                               ---------- -------------- ------------- --------
Amortizable intangible assets
Technology - core              $   6,938        11            100%        10%
Technology - developed             2,683         6            100%        10%
Customer relationships            12,703        11            100%        11%
Noncompete agreements                310         1             50%        10%
                               ---------- --------------
                               $  22,634        10

Tradenames                         4,330    indefinite        100%        10%

Acquired IPR&D - Introducers   $  14,280         -         60% - 90%      10%
Acquired IPR&D - Catheters     $   1,820         -         70% - 75%      10%


Core technology - Core technology consists of technical processes, patented and unpatented technology, manufacturing know-how and the understanding with respect to products or processes that have been developed by Enpath and that will be leveraged in future products or processes and will be carried forward from one product generation to the next. Approximately 85 percent of the preliminary value assigned to core technology is associated with Enpath's introducer products. The Company determined that the estimated useful life of the core technology is 11 years. This life is based upon management's estimate of the product life cycle associated with core technology before they will be replaced by new technologies. The expected cash flows associated with core technology was nominal after 11 years.

Developed technology - Developed technology acquired from Enpath represents the preliminary value associated with currently marketed products that have received FDA approval as of the acquisition date. Enpath's currently marketed products include:

                                GREATBATCH, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited
--------------------------------------------------------------------------------

o Venous vessel introducers and valved introducers that enable physicians to create a conduit through which they can insert infusion catheters, implantable ports and pacemaker leads into a blood vessel;

o Advanced delivery catheters that have a "fixed curve" or articulating distal tip section that can be manipulated to enable the health care professional to access parts of the patient's anatomy that cannot be reached by traditional introducers; and

o Implantable stimulation leads, adaptors and delivery systems for the cardiac and neuromodulation markets.

The Company determined that the estimated useful life of the developed technology is 6 years. This life is based upon management's estimate of the life cycle associated with the above products before they will be replaced by new technologies or the next generation of products. The expected cash flows associated with developed technology was nominal after 6 years.

Customer relationships - Customer relationships represent the preliminary estimated fair value of both the contractual and non-contractual customer relationships Enpath has with OEMs as of the acquisition date. The primary customers of Enpath include C.R. Bard, Boston Scientific, Medtronic and St. Jude Medical, some of which are also customers of Greatbatch. These relationships were valued separately from goodwill at the amount which an independent third party would be willing to pay for these OEM relationships. The Company determined that the estimated useful life of the intangible assets associated with the existing customer relationships is 11 years. This life was based upon historical customer attrition and management's understanding of the industry.

Acquired IPR&D - Approximately $16.1 million of the purchase price represents the preliminary estimated fair value of acquired IPR&D projects that had not yet reached technological feasibility and had no alternative future use. Accordingly, the amount was immediately expensed on the acquisition date. The preliminary value assigned to IPR&D related to introducer projects ($14.3 million) and catheter projects ($1.8 million). These projects primarily represent the next generation of products already being sold by Enpath which incorporate new enhancements and customer modifications. The Company expects to commercially launch various introducer products in 2008 and 2009 and various catheter products in 2009 which will replace existing products. For purposes of valuing the acquired research and development, the Company estimated total costs to complete the introducer projects to be approximately $0.3 million and $0.5 million to complete the catheter projects. If we are not successful in completing these projects on a timely basis, our future sales from introducers and catheters may be adversely affected resulting in erosion of our market share.

The preliminary fair value of these projects was determined based on the excess earnings method. This model utilized discount rates that took into consideration the internal rate of return expected from the Enpath transaction and applied that rate to risk adjusted revenues. The risk adjustment assigned to the revenues was based upon the stage of completion and the risks surrounding the successful development and commercialization of each of the IPR&D projects. The Company believes that the estimated acquired IPR&D amounts represent the fair value at the date of acquisition and do not exceed the amount an independent third party would pay for the projects.

                                GREATBATCH, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited
--------------------------------------------------------------------------------

Goodwill - The excess of the purchase price over the preliminary fair value of net tangible and intangible assets acquired of $47.1 million was allocated to goodwill. Various factors contributed to the establishment of goodwill, including: the strategic benefit of entering the neurostimulation and interventional markets; the value of Enpath's highly trained assembled work force; the expected revenue growth over time that is attributable to increased market penetration from future products and customers; and the incremental value to the Company's IMC business from having a leads platform. The goodwill acquired in connection with the Enpath acquisition was allocated to the Company's IMC business segment and is not deductible for tax purposes.

Pro Forma Results - The following unaudited pro forma information presents the consolidated results of operations of the Company and Enpath as if the acquisition of Enpath had occurred as of the beginning of each of the fiscal periods presented (in thousands, except per share amounts):

                       Three months ended         Six months ended
                      ---------------------     ---------------------
(Unaudited)           June 29,     June 30,     June 29,     June 30,
                        2007         2006         2007         2006
                      ---------------------     ---------------------
Sales                 $86,386      $79,877      $172,940     $156,902
Net income              9,441        4,242        19,448       10,586
Earnings per share:
  Basic                 $0.43        $0.19         $0.88        $0.49
  Diluted               $0.41        $0.19         $0.81        $0.46

The unaudited pro forma information presents the combined operating results of Greatbatch and Enpath, with the results prior to the acquisition date adjusted to include the pro forma impact of: the adjustment of amortization of acquired intangible assets and depreciation of fixed assets based on the preliminary purchase price allocation; the elimination of acquisition expenses incurred by Enpath ($5.9 million); the elimination of the non-recurring IPR&D charge and inventory step-up adjustment related to the Enpath acquisition recorded by Greatbatch in the second quarter of 2007 ($16.3 million); the adjustment to interest income reflecting the cash paid in connection with the acquisition, including acquisition-related expenses, at Greatbatch's weighted average interest income rate; and the impact of income taxes on the pro forma adjustments utilizing the federal statutory tax rate of 35%. The unaudited pro forma consolidated basic and diluted earnings per share are based on the consolidated basic and diluted weighted average shares of Greatbatch.

The unaudited pro forma results are presented for illustrative purposes only and do not reflect the realization of potential cost savings, and any related integration costs. Certain cost savings may result from the acquisition; however, there can be no assurance that these cost savings will be achieved. These pro forma results do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred as of the beginning of each of the periods presented, nor does the pro forma data intend to be a projection of results that may be obtained in the future.

                                GREATBATCH, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited
--------------------------------------------------------------------------------

3. SUPPLEMENTAL CASH FLOW INFORMATION

                                                   Six months ended
                                                ----------------------
                                                 June 29,    June 30,
                                                   2007        2006
                                                ----------- ----------
Noncash investing and financing activities:         (in thousands)
  Net unrealized gain (loss) on available-for-
   sale securities                              $     (869) $    2,822
  Common stock contributed to 401(k) Plan             2,956      2,780
  Property, plant and equipment purchases
   included in accounts payable                       1,016        931
  Deferred acquisition costs included in
   accounts payable                                   2,023          -
  Exchange of convertible subordinated notes
   (Note 7)                                         117,782          -

Cash paid during the period for:
  Interest                                      $     2,354 $    1,944
  Income taxes                                       11,003      1,247
Acquisition of noncash assets and liabilities:
  Assets acquired                               $   120,363 $        -
  Liabilities assumed                                15,294          -


4. SHORT-TERM INVESTMENTS

Short-term investments available for sale at June 29, 2007 and December 29, 2006 are comprised of the following (in thousands):

                                                     Gross       Gross
                                                   unrealized  unrealized  Estimated
                                         Cost        gains       losses    fair value
                                         ----        -----       ------    ----------
June 29, 2007
-------------
Auction rate securities and other     $    39,290 $         - $         - $    39,290
                                      ----------- ----------- ----------- -----------
  Total available for sale securities $    39,290 $         - $         - $    39,290
                                      =========== =========== =========== ===========

December 29, 2006
-----------------
Equity securities                     $       291 $     4,588 $         - $     4,879
Auction rate securities and other          66,537           4         (4)      66,537
                                      ----------- ----------- ----------- -----------
  Total available for sale securities $    66,828 $     4,592 $       (4) $    71,416
                                      =========== =========== =========== ===========

In the second quarter of 2007, the Company sold an equity security investment which resulted in a pre-tax gain of $4.0 million ($2.6 million net of tax) or $0.12 per diluted share.

                                GREATBATCH, INC.
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con't) - Unaudited
--------------------------------------------------------------------------------

5. INVENTORIES

Inventories are comprised of the following (in thousands):

                                              June 29,    December 29,
                                                2007          2006
                                            ------------  ------------

Raw materials                               $     33,053  $     28,568
Work-in-process                                   16,309        13,528
Finished goods                                    14,591        15,571
                                            ------------  ------------
  Total                                     $     63,953  $     57,667
                                            ============  ============

6. INTANGIBLE ASSETS

Amortizing intangible assets are comprised of the following (in thousands):

                                      Gross
                                     carrying    Accumulated   Net carrying
                                      amount     amortization     amount
                                   ------------- ------------- -------------
June 29, 2007
-------------
Customer lists                     $      12,703 $        (48) $      12,655
Patented technology                       21,462      (14,101)         7,361
Unpatented technology                     40,507      (12,132)        28,375
Other                                      1,650       (1,331)           319
                                   ------------- ------------- -------------
Total amortizing intangible assets $      76,322 $    (27,612) $      48,710
                                   ============= ============= =============

December 29, 2006
-----------------
Patented technology                $      21,462 $    (13,320) $       8,142
Unpatented technology                     30,886      (10,975)        19,911
Other                                      1,340       (1,315)            25
                                   ------------- ------------- -------------
Total amortizing intangible assets $      53,688 $    (25,610) $      28,078
                                   ============= ============= =============

Aggregate amortization expense for the second quarter of 2007 and 2006 was $1.1 million and $1.0 million, respectively. Aggregate amortization expense for the six months ended June 29, 2007 and June 30, 2006 was $2.0 million and $1.9 million, respectively. As of June 29, 2007, annual amortization expense is estimated to be $3.2 million for the remainder of 2007, $6.2 million for 2008, $5.5 million for 2009 and $4.9 million for each of 2010, 2011 and 2012.

The change in the carrying amount of goodwill during 2007 is as follows (in thousands):

                                 IMC        ECP       Total
                                 ---        ---       -----
Balance at December 29, 2006  $  152,473 $    2,566 $  155,039
Goodwill recorded for BIOMEC       5,225          -      5,225
Goodwill recorded for Enpath      47,114          -     47,114
                              ---------- ---------- ----------
Balance at June 29, 2007      $  204,812 $    2,566 $  207,378
                              ========== ========== ==========

                                GREATBATCH, INC.
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con't) - Unaudited
--------------------------------------------------------------------------------

7. DEBT

Long-term debt is comprised of the following (in thousands):

                                                      June 29,     December 29,
                                                        2007           2006
                                                   -------------  -------------

2.25% convertible subordinated notes I, due 2013   $      52,218  $     170,000
2.25% convertible subordinated notes II, due 2013        197,782              -
Unamortized discount                                     (9,494)              -
                                                   -------------  -------------
Total long-term debt                               $     240,506  $     170,000
                                                   =============  =============

Convertible Subordinated Notes - In May 2003, the Company completed a private placement of $170 million of 2.25% convertible subordinated notes, due 2013 ("CSN I"). In November 2003 the Company had a registration statement with the Securities and Exchange Commission ("SEC") declared effective with respect to these notes and the underlying common stock. In March 2007, the Company entered into separate, privately negotiated agreements to exchange $117.8 million of CSN I for an equivalent principal amount of a new series of 2.25% convertible subordinated notes due 2013 ("CSN II") (collectively the "Exchange").

The primary purpose of the Exchange was to eliminate the June 15, 2010 call and put option that is included in the terms of CSN I. In connection with the Exchange, the Company issued an additional $80 million aggregate principal amount of CSN II at a price of $950 per $1,000 of principal. In June 2007, the Company had a registration statement with the SEC declared effective with respect to these notes and the underlying common stock.

The Exchange was accounted for as an extinguishment of debt and resulted in a pre-tax gain of $4.5 million ($2.9 million net of tax) or $0.13 per diluted share. As a result of the extinguishment, the Company had to recapture the tax interest expense that was previously deducted on the extinguished debentures. This resulted in an additional current income tax liability of approximately $11.3 million, which will be paid by the end of 2007. This amount was previously recorded as a non-current deferred tax liability on the balance sheet. The following is a summary of the significant terms of CSN I and CSN II:

CSN I - The notes bear interest at 2.25% per annum, payable semi-annually. Holders may convert the notes into shares of the Company's common stock at a conversion rate of 24.8219 shares per $1,000 of principal, subject to adjustment, before the close of business on June 15, 2013 only under the following circumstances: (1) during any fiscal quarter commencing after July 4, 2003, if the closing sale price of the Company's common stock exceeds 120% of the $40.29 conversion price for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding fiscal quarter; (2) subject to certain exceptions, during the five business days after any five consecutive trading day period in which the trading price per $1,000 of principal for each day of such period was less than 98% of the product of the closing sale price of the Company's common stock and the number of shares issuable upon conversion of $1,000 of principal; (3) if the notes have been called for redemption; or (4) upon the occurrence of certain corporate events.

                                GREATBATCH, INC.
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con't) - Unaudited
--------------------------------------------------------------------------------

Beginning June 20, 2010, the Company may redeem any of the notes at a redemption price of 100% of their principal amount, plus accrued interest. Note holders may require the Company to repurchase their notes on June 15, 2010 or at any time prior to their maturity following a fundamental change, as defined in the agreement, at a repurchase price of 100% of their principal amount, plus accrued interest. The notes are subordinated in right of payment to all of our senior indebtedness and effectively subordinated to all debts and other liabilities of the Company's subsidiaries.

Beginning with the six-month interest period commencing June 15, 2010, the Company will pay additional contingent interest during any six-month interest period if the trading price of the notes for each of the five trading days immediately preceding the first day of the interest period equals or exceeds 120% of the principal amount of the notes.

CSN II - The notes bear interest at 2.25% per annum, payable semi-annually. The holders may convert the notes into shares of the Company's common stock at a conversion price of $34.70 per share, which is equivalent to a conversion ratio of 28.8219 shares per $1,000 of principal. The conversion price and the conversion ratio will adjust automatically upon certain changes to the Company's capitalization.

The notes are convertible at the option of the holders at such time as: (i) the closing price of the Company's common stock exceeds 150% of the conversion price of the notes for 20 out of 30 consecutive trading days; (ii) the trading price per $1,000 of principal is less than 98% of the product of the closing sale price of common stock for each day during any five consecutive trading day period and the conversion rate per $1,000 of principal; (iii) the notes have been called for redemption; (iv) the Company distributes to all holders of common stock rights or warrants entitling them to purchase additional shares of common stock at less than the average closing price of common stock for the ten trading days immediately preceding the announcement of the distribution; (v) the Company distributes to all holders of common stock any form of dividend which has a per share value exceeding 5% of the price of the common stock on the day prior to such date of distribution; (vi) the Company affects a consolidation, merger, share exchange or sale of assets pursuant to which its common stock is converted to cash or other property; (vii) the period beginning 60 days prior to but excluding June 15, 2013; and (viii) certain fundamental changes, as defined in the agreement, occur or are approved by the Board of Directors.

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

The notes are redeemable by the Company at any time on or after June 20, 2012, or at the option of a holder upon the occurrence of certain fundamental changes, as defined in the agreement, affecting the Company. The notes are subordinated in right of payment to all of our senior indebtedness and effectively subordinated to all debts and other liabilities of the Company's subsidiaries.

                                GREATBATCH, INC.
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con't) - Unaudited
--------------------------------------------------------------------------------

Revolving Line of Credit - In May 2007, the Company entered into a new senior credit facility (the "New Credit Facility") consisting of a $235 million revolving credit facility, which can be increased to $335 million upon the Company's request. The New Credit Facility also contains a $15 million letter of credit subfacility and a $15 million swingline subfacility. This New Credit Facility replaced the Company's previous $50 million revolving credit facility. The New Credit Facility is secured by the Company's non-realty assets including cash, accounts and notes receivable, and inventories, and has an expiration date of May 22, 2012 with a one-time option to extend to April 1, 2013 if no default has occurred. Interest rates under the New Credit Facility are, at the Company's option, based upon the current prime rate or the LIBOR rate plus a margin that varies with the Company's leverage ratio. If interest is paid based upon the prime rate, the applicable margin is between minus 1.25% and 0.00%. If interest is paid based upon the LIBOR rate, the applicable margin is between 1.00% and 2.00%. The Company is required to pay a commitment fee between 0.125% and 0.250% per annum on the unused portion of the New Credit Facility based on the Company's leverage ratio.

The New Credit Facility contains limitations on the incurrence of indebtedness, limitations on the incurrence of liens and licensing of intellectual property, limitations on investments and restrictions on certain payments. Except to the extent paid for by common equity of Greatbatch or paid for out of cash on hand, the New Credit Facility limits the amount paid for acquisitions to $100 million. The restrictions on payments, among other things, limit repurchases of Greatbatch's stock to $60 million and limits the ability of the Company to make cash payments upon conversion of CSN II.

In addition, the New Credit Facility requires the Company to maintain a ratio of adjusted EBITDA, as defined in the agreement, to interest expense of at least
3.00 to 1.00, and a total leverage ratio, as defined in the agreement, of not greater than 5.00 to 1.00 from May 22, 2007 through September 29, 2009 and not greater than 4.50 to 1.00 from September 30, 2009 and thereafter.

The New Credit Facility contains customary events of default. Upon the occurrence and during the continuance of an event of default, a majority of the lenders may declare the outstanding advances and all other obligations under the New Credit Facility immediately due and payable.

There were no borrowings outstanding under the New Credit Facility as of June 29, 2007.

Deferred Financing Fees - The following is a reconciliation of deferred financing fees for the second quarter of 2007, which are included in other assets (in thousands):

      Balance at March 30, 2007                             $    5,040
      Financing costs deferred                                   2,283
      Write-off during the period                                 (14)
      Amortization during the period                             (278)
                                                           -----------
      Balance at June 29, 2007                              $    7,031
                                                           ===========

                                GREATBATCH, INC.
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con't) - Unaudited
--------------------------------------------------------------------------------

8.       STOCK-BASED COMPENSATION

Compensation costs related to share-based payments for the three and six months ended June 29, 2007 totaled $1.2 million, $0.8 million net of tax, or $0.03 per diluted share and $2.9 million, $1.9 million net of tax, or $0.08 per diluted share, respectively. This compares to $1.2 million, $0.8 million net of tax, or $0.03 per diluted share and $2.6 million, $1.7 million net of tax, or $0.07 per diluted share for the three and six months ended June 30, 2006, respectively.

The following table summarizes stock option activity related to the Company's stock-based incentive plans:

                                                                Weighted
                                                                 average
                                                    Weighted    remaining   Aggregate
                                                     average   contractual   intrinsic
                                      Number of      exercise     life       value(1)
                                    stock options     price    (in years)  (in millions)
                                   -----------------------------------------------------

Outstanding at January 1, 2006          1,397,160   $    23.16
  Granted(2)                              483,265        23.92
  Exercised                             (160,605)        12.97
  Forfeited or Expired                   (93,291)        24.94
                                   --------------

Outstanding at December 29, 2006        1,626,529   $    24.27          7.4       $  6.4
  Granted(3)                              327,359        27.52
  Exercised                             (132,260)        19.28
  Forfeited or Expired                   (44,167)        29.93
                                   --------------

Outstanding at June 29, 2007            1,777,461   $    25.10          7.6       $ 13.7
                                   =====================================================
Exercisable at June 29, 2007              805,252   $    26.01          6.0       $  5.9
                                   =====================================================

(1) Intrinsic value is calculated for in-the-money options (exercise price less than market price) outstanding and/or exercisable as the difference between the market price of our common shares as of June 29, 2007 ($32.40) and the weighted average exercise price of the underlying options, multiplied by the number of options outstanding and/or exercisable.

(2) Includes 183,648 performance based stock options which had a weighted average exercise price of $22.38 per share.

(3) Includes 146,231 performance based stock options which had a weighted average exercise price of $29.65 per share.

The weighted-average fair value and assumptions used to value options granted are as follows:

                                              Six months ended
                                            --------------------
                                            June 29,    June 30,
                                              2007        2006
                                            --------    --------
     Weighted-average fair value             $12.34      $10.45
     Risk-free interest rate                   4.62%       4.65%
     Expected volatility                         41%         40%
     Expected life (in years)                   5.4         4.9
     Expected dividend yield                      0%          0%

                                GREATBATCH, INC.
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con't) - Unaudited
--------------------------------------------------------------------------------

The following table summarizes restricted stock and restricted stock unit activity related to the Company's plans:

                                                  Weighted average
                                   Activity          fair value
                                  -----------     ----------------
Nonvested at January 1, 2006           93,956       $        22.46
  Shares granted                      145,126                23.25
  Shares vested                      (25,911)                20.00
  Shares forfeited                    (9,015)                22.63
                                  -----------

Nonvested at December 29, 2006        204,156       $        23.32
  Shares granted                      113,531                27.33
  Shares vested                       (9,436)                25.50
  Shares forfeited                    (3,658)                21.76
                                  -----------

Nonvested at June 29, 2007            304,593       $        24.77
                                  ===========

At the Company's 2007 Annual Meeting of Stockholders held on May 22, 2007, an amendment to the Company's 2005 Stock Incentive Plan was approved by stockholders which increased the number of shares available for grant by 1,450,000 shares.

9. OTHER OPERATING EXPENSE

The following were recorded in other operating expense, net in the Company's Consolidated Statements of Operations and Comprehensive Income (in thousands):

                                                   Three months ended     Six months ended
                                                  --------------------  --------------------
                                                  June 29,   June 30,   June 29,   June 30,
                                                    2007       2006       2007       2006
                                                  ---------  ---------  ---------  ---------
(a) Alden facility consolidation                  $       -  $      52  $       -  $     567
(b) Carson City facility shutdown and Tijuana
     facility consolidation No. 1                       188        850        574      2,078
(c) Columbia facility shutdown, Tijuana facility
     consolidation No. 2 and RD&E consolidation       1,372      1,410      2,675      2,333
(d) ECP expansion                                       145          -        282          -
(e) Asset dispositions and other                        283      1,331       (10)      1,334
                                                  ---------  ---------  ---------  ---------
                                                  $   1,988  $   3,643  $   3,521  $   6,312
                                                  =========  =========  =========  =========

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

The Company ceased operating at the Carson City Facility on July 15, 2007. The total cost for this consolidation effort was $7.8 million, which has been incurred through June 29, 2007. The major categories of costs include the following:

o    Costs related to the shutdown of the Carson City Facility:
     a.   Severance and retention - $4.0 million;
     b.   Accelerated depreciation - $0.6 million; and
     c.   Other - $0.5 million.

o    Costs related to the Tijuana Facility consolidation No. 1:
     a.   Production inefficiencies and revalidation - $0.4 million;
     b.   Relocation and moving - $0.2 million;
     c. Personnel (including travel, training and duplicate wages) - $1.5 million; and
     d.   Other - $0.6 million.

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

                                GREATBATCH, INC.
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con't) - Unaudited
--------------------------------------------------------------------------------

Accrued liabilities related to the Carson City Facility shutdown are comprised of the following (in thousands):

                               Severance and   Accelerated
                                 retention     depreciation       Other           Total
                              --------------  --------------  --------------  --------------
Restructuring charges         $        3,551  $          600  $          278  $        4,429
Cash payments                        (2,394)               -           (278)         (2,672)
Write-offs                                 -           (600)               -           (600)
                              --------------  --------------  --------------  --------------
Balance, December 29, 2006    $        1,157  $            -  $            -  $        1,157

Restructuring charges                    338               -              16             354
Cash payments                          (406)               -            (16)           (422)
                              --------------  --------------  --------------  --------------
Balance, June 29, 2007        $        1,089  $            -  $            -  $        1,089
                              ==============  ==============  ==============  ==============

Accrued liabilities related to the Tijuana Facility consolidation No. 1 are comprised of the following (in thousands):

                                 Production
                             inefficiencies and   Relocation
                                revalidation      and moving      Personnel        Other          Total
                             ------------------ --------------- -------------- -------------- --------------
Restructuring charges        $              293 $           124 $        1,701 $          636 $        2,754
Cash payments                             (293)           (124)        (1,701)          (636)        (2,754)
                             ------------------ --------------- -------------- -------------- --------------
Balance, December 29, 2006   $                - $             - $            - $            - $            -

Restructuring charges                       220               -              -              -            220
Cash payments                             (220)               -              -              -          (220)
                             ------------------ --------------- -------------- -------------- --------------
Balance, June 29, 2007       $                - $             - $            - $            - $            -
                             ================== =============== ============== ============== ==============

(c) Columbia Facility shutdown, Tijuana Facility consolidation No. 2 and RD&E consolidation. On November 16, 2005, the Company announced its intent to close both the Columbia, MD facility ("Columbia Facility") and the Fremont, CA Advanced Research Laboratory ("ARL"). The Company also announced that the manufacturing operations at the Columbia Facility will be moved into the Tijuana Facility ("Tijuana Facility consolidation No. 2") and that the research, development and engineering ("RD&E") and product development functions at the Columbia Facility and at ARL will relocate to the Technology Center in Clarence, NY.

The total estimated cost for this facility consolidation plan is anticipated to be between $10.6 million and $11.1 million of which $8.9 million has been incurred through June 29, 2007. The ARL move and closure portion of this consolidation project is complete. The Company expects to incur the remaining cost for the other portions of the consolidation project in 2007, with cash payments being made through the second quarter of 2008.

                                GREATBATCH, INC.
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con't) - Unaudited
--------------------------------------------------------------------------------

     The major categories of costs include the following:

o Costs related to the shutdown of the Columbia Facility and ARL and the move and consolidation of the RD&E functions to Clarence, NY:
     a.   Severance and retention - $3.5 to $3.7 million;
     b. Personnel (including travel, training and duplicate wages) - $1.7 million;
     c.   Accelerated depreciation/asset write-offs - $0.5 million; and
     d.   Other - $0.3 to $0.4 million.

o    Costs related to Tijuana Facility consolidation No. 2:
     a.   Production inefficiencies and revalidation - $0.9 to $1.0 million;
     b.   Relocation and moving - $0.2 million;
     c. Personnel (including travel, training and duplicate wages) - $2.9 to $3.0 million; and
     d.   Other (including asset write-offs) - $0.6 million.

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

Accrued liabilities related to the Columbia Facility and ARL shutdowns and the RD&E consolidation are comprised of the following (in thousands):

                             Severance                 Accelerated
                                and                   depreciation /
                             retention   Personnel   asset write-offs     Other     Total
                            ----------- ----------- ------------------ ---------- ----------
Restructuring charges       $     2,297 $       701 $              509 $      428 $    3,935
Cash payments                     (550)       (701)                  -      (428)    (1,679)
Write-offs                            -           -              (509)          -      (509)
                            ----------- ----------- ------------------ ---------- ----------
Balance, December 29, 2006  $     1,747 $         - $                - $        - $    1,747

Restructuring charges               807         248                  -         15      1,070
Cash payments                     (671)       (248)                  -       (15)      (934)
                            ----------- ----------- ------------------ ---------- ----------
Balance, June 29, 2007      $     1,883 $         - $                - $        - $    1,883
                            =========== =========== ================== ========== ==========

                                GREATBATCH, INC.
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con't) - Unaudited
--------------------------------------------------------------------------------

Accrued liabilities related to Tijuana Facility consolidation No. 2 are comprised of the following (in thousands):

                                 Production
                             inefficiencies and   Relocation
                                revalidation      and moving     Personnel       Other         Total
                            -------------------- ------------- ------------- ------------- -------------
Restructuring charges       $                264 $         149 $       1,594 $         317 $       2,324
Cash payments                              (264)         (149)       (1,594)         (317)       (2,324)
                            -------------------- ------------- ------------- ------------- -------------
Balance, December 29, 2006  $                  - $           - $           - $           - $           -

Restructuring charges                        283             6           880           436         1,605
Cash payments                              (283)           (6)         (880)         (436)       (1,605)
                            -------------------- ------------- ------------- ------------- -------------
Balance, June 29, 2007      $                  - $           - $           - $           - $           -
                            ==================== ============= ============= ============= =============

(d) Electrochem Commercial Power ("ECP") expansion. In February 2007, the Company announced that it will close its current manufacturing facility in Canton, MA and construct a new 80,000 square foot replacement facility in the Massachusetts area. The expected completion of this $28 million expansion project is mid-2008. The total expense to be recognized for this relocation is estimated to be $2.2 million to $2.4 million, of which $0.3 million has been incurred primarily related to accelerated depreciation. Costs related to this move are included in the ECP business segment and include the following:

o    Production inefficiencies and revalidation - $0.6 million;
o    Moving and facility closure - $0.9 million to $1.0 million;
o    Accelerated depreciation - $0.4 million; and
o    Other - $0.3 million to $0.4 million.

(e) Asset dispositions and other. During the second quarter of 2007, the Company had various asset dispositions and wrote-off professional fees in connection with an unsuccessful acquisition. During the first quarter of 2007, the Company received $0.3 million of insurance proceeds related to equipment damaged during transportation to the Tijuana Facility in the second quarter of 2006. During the second quarter of 2006, the Company recorded a loss of $0.5 million related to this equipment damaged (included in the IMC business segment) and an expense of $0.8 million for professional fees related to a potential acquisition that we no longer considered probable.

10. INCOME TAXES

Effective in the first quarter of 2007, the Company adopted the provisions of Financial Standards Accounting Board ("FASB") Interpretation ("FIN") No. 48 Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109. FIN No. 48, clarifies the accounting for uncertainty in income taxes recognized under SFAS No. 109. Additionally, in May 2007, the FASB published FASB Staff Position ("FSP") No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48. FSP FIN 48-1 is an amendment to FIN 48. It clarifies how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. As of our adoption date of FIN 48, our accounting is consistent with the guidance in FSP FIN 48-1.

                                GREATBATCH, INC.
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con't) - Unaudited
--------------------------------------------------------------------------------

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

During the second quarter of 2007, the balance of unrecognized tax benefits decreased approximately $0.2 million as a result of a state refund claim being withdrawn, offset by additional unrecognized tax benefits acquired as part of the Enpath acquisition. As of June 29, 2007, approximately $0.3 million of unrecognized tax benefits would impact goodwill if recognized. The remaining approximately $1.3 million of unrecognized tax benefits would favorably impact the effective tax rate (net of federal benefit on state issues), if recognized. The Company anticipates that the total unrecognized tax benefits could significantly change within the next twelve months due to the settlement of audits/appeals currently in process, however, quantification of an estimated range cannot be made at this time.

The Company will recognize interest expense related to uncertain tax positions as Interest Expense. Penalties, if incurred, would be recognized as a component of Selling, General and Administrative Expenses. At the end of the second quarter, the interest or penalties related to uncertain tax positions was not material.

The tax years 2003-2006 remain open to examination by the major taxing jurisdictions to which we are subject. The 2001 and 2002 tax years remain open in certain jurisdictions as a result of audits/appeals currently in process.

The effective tax rate for 2007 includes the impact of the $18.4 million of acquired IPR&D written off during the quarter, $16.1 million of which is not deductible for tax purposes. Excluding the impact of this expense, the effective tax rate for the three and six months ended June 29, 2007 would have been 32.5% compared to 34.5% for the same periods of 2006. This decrease was primarily a result of the estimated increase in research and development tax credits and the Qualified Production Activities Deduction for 2007.

11. COMMITMENTS AND CONTINGENCIES

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

During 2002, a former non-medical customer commenced an action alleging that Greatbatch had used proprietary information of the customer to develop certain products. We have meritorious defenses and are vigorously defending the matter. The potential risk of loss is between $0.0 and $1.7 million.

                                GREATBATCH, INC.
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con't) - Unaudited
--------------------------------------------------------------------------------

In connection with our acquisition of Enpath Medical, Inc. ("Enpath"), we assumed liability in connection with the following proceeding:

On June 12, 2006, Enpath was named as defendant in a patent infringement action filed by Pressure Products Medical Supplies, Inc. and venued in the United States District Court in the Eastern District of Texas. On October 2, 2006, Enpath was officially served. Enpath has filed an answer denying liability and has filed counterclaims against the plaintiff alleging antitrust violations and patent misuse. The plaintiff has alleged that Enpath's FlowGuard(TM) valved introducer, which has been on the market for more than three years, infringes claims in the plaintiff's patents and is seeking damages and injunctive relief. Enpath believes that the plaintiff's claims are without merit and intends to pursue its defenses vigorously. Revenues from products sold that include the FlowGuard valved introducer were approximately 5% of Enpath's total revenue for 2006 ($36.8 million) and 2005 ($29.4 million). The lawsuit is currently in the discovery stage. We anticipate that the Court will hold a hearing to construe the claims of the plaintiff's patents in August 2007. It is not possible to predict the timing or outcome of this litigation at this time, including whether it will affect the Company's ability to sell its FlowGuard products, or to estimate the amount or range of potential loss.

Product Warranties - The Company generally warrants that its products will meet customer specifications and will be free from defects in materials and workmanship. The Company accrues its estimated exposure to warranty claims based upon recent historical experience and other specific information as it becomes available.

The change in aggregate product warranty liability for the quarter ended June 29, 2007 is as follows (in thousands):

      Beginning balance at March 30, 2007                   $    1,724
      Warranty reserve acquired                                     54
      Additions to warranty reserve                                428
      Warranty claims paid                                       (389)
                                                            ----------
      Ending balance at June 29, 2007                       $    1,817
                                                            ==========

Purchase Commitments - Contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase orders are normally based on our current manufacturing needs and are fulfilled by our vendors within short time horizons. We enter into blanket orders with vendors that have preferred pricing and terms, however these orders are normally cancelable by us without penalty. As of June 29, 2007, the total contractual obligation related to such expenditures is approximately $9.5 million and will be financed by existing cash, short-term investments or cash generated from operations. We also enter into contracts for outsourced services; however, the obligations under these contracts were not significant and the contracts generally contain clauses allowing for cancellation without significant penalty.

                                GREATBATCH, INC.
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con't) - Unaudited
--------------------------------------------------------------------------------

12. EARNINGS PER SHARE

The following table reflects the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                 Three months ended     Six months ended
                                                --------------------- ---------------------
                                                 June 29,   June 30,   June 29,   June 30,
                                                   2007       2006       2007       2006
                                                ---------- ---------- ---------- ----------
Numerator for basic earnings per share:
  Net income (loss)                             $  (3,399) $    4,843 $    7,270 $   11,493
Effect of dilutive securities:
  Interest expense on convertible notes and
   related deferred financing fees, net of tax           -        732          -      1,465
                                                ---------- ---------- ---------- ----------
Numerator for diluted earnings per share        $  (3,399) $    5,575 $    7,270 $   12,958
                                                ========== ========== ========== ==========

Denominator for basic earnings per share:
  Weighted average shares outstanding               22,160     21,809     22,087     21,774
Effect of dilutive securities:
  Convertible subordinated notes                         -      4,219          -      4,219
  Stock options and unvested restricted stock            -        150        280        167
                                                ---------- ---------- ---------- ----------
Dilutive potential common shares                         -      4,369        280      4,386
                                                ---------- ---------- ---------- ----------
Denominator for diluted earnings per share          22,160     26,178     22,367     26,160
                                                ========== ========== ========== ==========

Basic earnings (loss) per share                 $   (0.15) $     0.22 $     0.33 $     0.53
                                                ========== ========== ========== ==========
Diluted earnings (loss) per share               $   (0.15) $     0.21 $     0.33 $     0.50
                                                ========== ========== ========== ==========

The diluted weighted average share calculations do not include stock options and restricted stock of 1,720,000 and 513,000 for the three and six months ended June 29, 2007, respectively, as they are not dilutive to the earnings per share calculations. Additionally, the calculations for the three and six month periods ended June 29, 2007 do not include 1,296,000 and 2,758,000 shares, respectively, related to the Company's convertible subordinated notes (see Note 7) outstanding as they are not dilutive to the earnings per share calculations. The calculations for the three and six months ended June 29, 2007 also do not include 362,000 shares of performance based stock options and restricted stock units as the performance criteria for these awards has not been met as of June 29, 2007. The diluted weighted average share calculations for the three and six months ended June 30, 2006 do not include 1,400,000 stock options as they are not dilutive to the earnings per share calculations.

13. COMPREHENSIVE INCOME (LOSS)

The Company's comprehensive income (loss) includes net income (loss) and the net unrealized gain (loss) on its short-term investments available for sale adjusted for any realized gains/losses realized. The net unrealized gain (loss) on short-term investments available for sale reported on the Condensed Consolidated Statements of Operations and Comprehensive Income are shown net of a income tax benefit of $0.3 million and $0.5 million for the three and six month periods ended June 29, 2007, respectively, and tax expense of $0.7 million for the three and six month periods ended June 30, 2006.

                                GREATBATCH, INC.
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con't) - Unaudited
--------------------------------------------------------------------------------

14. BUSINESS SEGMENT INFORMATION

The Company operates its business in two reportable segments: Implantable Medical Components ("IMC") and Electrochem Commercial Power ("ECP"). The IMC segment designs and manufactures critical components used in implantable medical devices. The principal components are batteries, capacitors, filtered feedthroughs, enclosures and precision components. Additionally, the IMC business includes value-added assembly of products that incorporate these components. The principal medical devices are pacemakers, defibrillators and neurostimulators. The IMC business segment also includes the operations acquired from Enpath and BIOMEC in the second quarter of 2007 (see Note 2), from the date of acquisition. The Enpath operations include revenue from designing, developing, manufacturing and marketing single use medical device products for the CRM, neuromodulation and interventional radiology markets including venous vessel and valved introducers, advanced delivery catheters that have a "fixed curve" or articulating distal tip section and implantable stimulation leads, adaptors and delivery systems for the cardiac and neuromodulation markets.

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

The 2007 results for the IMC segment includes the $18.4 million IPR&D charge related to the BIOMEC and Enpath acquisitions.

                                GREATBATCH, INC.
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con't) - Unaudited
--------------------------------------------------------------------------------

An analysis and reconciliation of the Company's business segment information to the respective information in the consolidated financial statements is as follows (in thousands):

                                                               Three months ended   Six months ended
                                                               ------------------- -------------------
                                                                June 29,  June 30,  June 29,  June 30,
Sales:                                                            2007      2006      2007      2006
                                                               --------- --------- --------- ---------
  IMC
    ICD batteries                                              $  13,741 $  10,994 $  25,392 $  23,673
    Pacemaker and other batteries                                  5,903     5,930    11,748    11,717
    ICD capacitors                                                 7,892     5,339    16,406     8,907
    Feedthroughs                                                  17,010    14,301    35,403    30,589
    Enclosures                                                     5,994     7,105    11,700    13,445
    Introducers, catheters and leads                               1,585         -     1,585         -
    Other medical                                                 15,467    16,087    30,554    29,006
                                                               --------- --------- --------- ---------
  Total IMC                                                       67,592    59,756   132,788   117,337
  ECP                                                             10,870    10,842    22,534    21,368
                                                               --------- --------- --------- ---------
  Total sales                                                  $  78,462 $  70,598 $ 155,322 $ 138,705
                                                               ========= ========= ========= =========

Segment income (loss) from operations:
  IMC                                                          $ (4,504) $   8,768 $   7,217 $  19,668
  ECP                                                              2,410     3,242     5,132     6,085
                                                               --------- --------- --------- ---------
  Total segment income (loss) from operations                    (2,094)    12,010    12,349    25,753
  Unallocated operating expenses                                 (4,257)   (4,883)   (8,094)   (8,574)
                                                               --------- --------- --------- ---------
  Operating income (loss) as reported                            (6,351)     7,127     4,255    17,179
  Unallocated other income                                         4,396       266     9,597       367
                                                               --------- --------- --------- ---------
  Income (loss) before provision for income taxes as reported
                                                               $ (1,955) $   7,393 $  13,852 $  17,546
                                                               ========= ========= ========= =========

15. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities--Including an amendment of FASB Statement No. 115. This Statement provides entities with an option to choose to measure eligible items at fair value at specified election dates. If elected, an entity must report unrealized gains and losses on the item in earnings at each subsequent reporting date. The fair value option: may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; is irrevocable (unless a new election date occurs); and is applied only to entire instruments and not to portions of instruments. The Company is still evaluating the impact of SFAS No. 159 on its financial statements, which is effective beginning in fiscal year 2008.

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

Most of the IMC products that we sell are utilized by customers in cardiac rhythm management ("CRM") devices. The CRM market comprises devices utilizing high-rate batteries and capacitors such as implantable cardioverter defibrillators ("ICDs") and cardiac resynchronization therapy ("CRT") with backup defibrillation devices ("CRT-D") and devices utilizing low or medium rate batteries but no capacitors (pacemakers and CRTs). All CRM devices utilize other components such as enclosures and feedthroughs, and certain CRM devices utilize electromagnetic interference ("EMI") filtering technology. With the acquisition of Enpath Medical, Inc. ("Enpath") in the second quarter of 2007, we now develop and manufacture vascular access devices used primarily in the CRM market. These include venous vessel and valved introducers, advanced delivery catheters that have a "fixed curve" or articulating distal tip section, and implantable stimulation leads, adaptors and delivery systems for the cardiac and neuromodulation markets.

Our Customers
-------------

Our products are designed to provide reliable, long lasting solutions that meet the evolving requirements and needs of our customers and the end users of their products. Our medical customers include leading IMD manufacturers such as Boston Scientific, St. Jude Medical, Medtronic, Biotronik, Cyberonics and the Sorin Group. A substantial part of our business is conducted with a limited number of customers. For the first six months of 2007, Boston Scientific, Medtronic and St. Jude Medical collectively accounted for approximately 69% of our total sales. With the acquisition of Enpath in the second quarter of 2007, we were able to deepen our relationships with many of our larger customers while at the same time broadening both our market and product reach. The nature and extent of our selling relationships with each CRM customer are different in terms of breadth of component products purchased, purchased product volumes, length of contractual commitment, ordering patterns, inventory management and selling prices.

Our ECP customers are primarily companies involved in oil and gas exploration, pipeline inspection, telematics, oceanographic equipment, seismic, communication, military and aerospace applications industries.

We have entered into long-term supply agreements with some of our customers. For each of our products, we recognize revenue when the products are shipped and title passes.

Business Highlights
-------------------

o Total Company - sales of $78.5 million in the second quarter of 2007, an increase of 11% compared to $70.6 million in 2006.
     o IMC - sales of $67.6 million, an increase of 13% compared to $59.8 million in 2006, driven by growth of ICD batteries, ICD capacitors and feedthroughs.
     o    ECP - sales of $10.9 million, which were consistent with last year.
o    Acquired BIOMEC, Inc. ("BIOMEC") for $11.4 million.
     o BIOMEC is a medical device design and engineering company, located in Cleveland, Ohio.
o Acquired Enpath for approximately $98.2 million in cash and assumed $7.1 million of long-term debt.
     o Enpath is a medical products company engaged in designing, developing, manufacturing and marketing single use medical device products for the CRM, neuromodulation and interventional radiology markets. Annual sales for 2006 were approximately $37 million.
o    Carson City, Nevada plant ceased operations on July 15, 2007.
o    Columbia, Maryland shutdown scheduled to be completed by the end of 2007.
o    ECP facility expansion initiated and scheduled for completion in mid -
     2008.
o    Realized pretax gain of $4.0 million on sale of non-strategic investment.
o Finalized Boston Scientific supply agreement for batteries, capacitors and enclosures through 2010.

Our CEO's View
--------------

I'm very pleased with the results for the first half of 2007. We had two consecutive quarters of record sales. This increased sales volume combined with our manufacturing initiatives have led to increased operating margins.

On a strategic front, we completed two key acquisitions in the quarter. The BIOMEC acquisition gives us design capabilities and establishes some key clinical relationships in the emerging neurostimulation market. Enpath represents an exciting opportunity that further expands our product and service offerings to the CRM and neurostimulation marketplaces. This acquisition broadens our market reach into the vascular segment with the introducer product lines as well as adding several new OEM customers. These acquisitions are key steps in our long-term growth strategy.

Product Development
-------------------

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

With the acquisition of BIOMEC, we can now offer our customers device engineering expertise along with full device assembly utilizing our proprietary components. This will enable us to work in conjunction with our customer's design teams to build more sophisticated devices. Approximately $2.3 million of the BIOMEC purchase price was allocated to the estimated fair value of acquired in-process research and development ("IPR&D") projects that had not yet reached technological feasibility and had no alternative future use as of the acquisition date. The value assigned to IPR&D relates to projects that incorporate BIOMEC's novel-polymer coating (biomimetic) technology that mimics the surface of endothelial cells of blood vessels. The estimated fair value of these projects was determined using a discounted cash flow model. This model utilized discount rates that took into consideration the stage of completion and the risks surrounding the successful development and commercialization of each of the IPR&D projects of approximately 40% which is consistent with these projects being in the early development stage. The Company expects various products that utilize the biomimetic coatings technology to be commercially launched by original equipment manufacturers ("OEM") in 2009 once Food and Drug Administration ("FDA") approval is received. With BIOMEC the Company acquired grants that will fund the remaining development costs for these products.

With the acquisition of Enpath we have added a complementary business that further expands our product and service offerings to the CRM and neurostimulation marketplaces. This acquisition also broadened our market reach into the vascular segment as well as added several new customers. These factors support our long-term objective of customer and market diversification. Enpath's currently marketed products include:

o Venous vessel introducers and valved introducers that enable physicians to create a conduit through which they can insert infusion catheters, implantable ports and pacemaker leads into a blood vessel;
o Advanced delivery catheters that have a "fixed curve" or articulating distal tip section that can be manipulated to enable the health care professional to access parts of the patient's anatomy that cannot be reached by traditional introducers; and
o Implantable stimulation leads, adaptors and delivery systems for the cardiac and neuromodulation markets.

Approximately $16.1 million of the Enpath purchase price was allocated to the preliminary estimated fair value of acquired IPR&D projects that had not yet reached technological feasibility and had no alternative future use. These projects primarily represent the next generation of products already being sold by Enpath which incorporate new enhancements and customer modifications. The Company expects to commercially launch various introducer products in 2008 and 2009 and various catheter products in 2009 which will replace existing products. For purposes of valuing the acquired purchased research and development, the Company estimated total costs to complete the introducer projects to be approximately $0.3 million and $0.5 million to complete the catheter projects. If we are not successful in completing these projects on a timely basis, our future sales from introducers and catheters may be adversely affected resulting in erosion of our market share.

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

Cost Savings and Consolidation Efforts
--------------------------------------

During 2005, we initiated several significant cost savings and consolidation efforts, the implementation of which continued during 2006 and the first six months of 2007.

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

The total cost for these consolidation efforts was $3.4 million, which was below the Company's original estimate of $3.5 to $4.0 million. Expenses of $0.6 million were incurred during the first two quarters of 2006. In total, $0.8 million was paid in cash during 2006. The expenses for the Alden Facility consolidation were included in the IMC business segment.

Carson City Facility shutdown and Tijuana Facility consolidation No. 1. On March 7, 2005, we announced our intent to close the Carson City, NV facility ("Carson City Facility") and consolidate the work performed at our Carson City Facility into our Tijuana, Mexico facility ("Tijuana Facility consolidation No. 1").

The Company ceased operating at the Carson City Facility on July 15, 2007. The total cost for this consolidation effort was $7.8 million. The Company anticipates that the $1.1 million of severance accrued as of June 29, 2007 related to this consolidation project will be paid out over the next two quarters. The major categories of costs include the following:

o    Costs related to the shutdown of the Carson City Facility:
     -    Severance and retention - $4.0 million;
     -    Accelerated depreciation - $0.6 million; and
     -    Other - $0.5 million.

o    Costs related to the Tijuana Facility consolidation No. 1:
     -    Production inefficiencies and revalidation - $0.4 million;
     -    Relocation and moving - $0.2 million;
     - Personnel (including travel, training and duplicate wages) - $1.5 million; and
     -    Other - $0.6 million.

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

The total revised estimated cost for this facility consolidation plan is anticipated to be between $10.6 million and $11.1 million. To date, we have expensed $8.9 million related to these projects and expect to incur the remaining costs in 2007, with cash payments being made through the second quarter of 2008. All categories of costs are considered to be future cash expenditures, except for accelerated depreciation and asset write-offs.

Approximately $3.9 million of the Columbia Facility and ARL shutdown costs were incurred in 2005 and 2006 ($0.5 million for assets written-off), and $1.1 million were incurred in the first two quarters of 2007. Approximately $0.9 million was paid in cash during the first six months of 2007. Tijuana Facility consolidation plan No. 2 expenses of $2.3 million were incurred and paid in cash in 2006 and $1.6 million in the first two quarters of 2007.

Once the moves are completed, the Company anticipates annual cost savings in the range of $5.0 to $6.0 million. The expenses for the Columbia Facility and ARL shutdowns, the Tijuana Facility consolidation No. 2 and the RD&E consolidation are included in the IMC business segment.

ECP Expansion. In February 2007, the Company announced that it will close its current manufacturing facility in Canton, MA and construct a new 80,000 square foot replacement facility in the Massachusetts area. The expected completion of this $28 million expansion project is mid-2008. The total expense to be recognized for this relocation is estimated to be $2.2 million to $2.4 million. During the first six months of 2007, $0.3 million of costs were incurred related to this project, which were primarily non-cash items. Costs related to this move are included in the ECP business segment.

Our Financial Results
---------------------

We utilize a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31st. For 52-week years, each quarter contains 13 weeks. The second quarter of 2007 and 2006 each contained 13 weeks and ended on June 29, and June 30, respectively. The commentary that follows should be read in conjunction with our condensed consolidated financial statements and related notes and with the Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K for the fiscal year ended December 29, 2006.

Results of Operation
                                              Three months ended                           Six months ended
                                             ---------------------                       ---------------------
                                              June 29,   June 30,      $          %       June 29,   June 30,      $          %
In thousands, except per share data             2007       2006      Change     Change      2007       2006      Change     Change
------------------------------------------------------------------------------------------------------------------------------------
IMC
  ICD batteries                              $   13,741 $   10,994      2,747        25% $   25,392 $   23,673      1,719         7%
  Pacemaker and other batteries                   5,903      5,930       (27)         0%     11,748     11,717         31         0%
  ICD capacitors                                  7,892      5,339      2,553        48%     16,406      8,907      7,499        84%
  Feedthroughs                                   17,010     14,301      2,709        19%     35,403     30,589      4,814        16%
  Enclosures                                      5,994      7,105    (1,111)       -16%     11,700     13,445    (1,745)       -13%
  Introducers, catheters and leads                1,585          -      1,585        N/A      1,585          -      1,585        N/A
  Other medical                                  15,467     16,087      (620)        -4%     30,554     29,006      1,548         5%
                                             ---------------------------------------------------------------------------------------
Total IMC                                        67,592     59,756      7,836        13%    132,788    117,337     15,451        13%
ECP                                              10,870     10,842         28         0%     22,534     21,368      1,166         5%
                                             ---------------------------------------------------------------------------------------
Total sales                                      78,462     70,598      7,864        11%    155,322    138,705     16,617        12%
Cost of sales - excluding amortization of
 intangible assets                               45,762     42,863      2,899         7%     93,050     82,378     10,672        13%
Cost of sales - amortization of intangible
 assets                                             994        958         36         4%      1,942      1,916         26         1%
                                             ---------------------------------------------------------------------------------------
Total Cost of sales                              46,756     43,821      2,935         7%     94,992     84,294     10,698        13%
Cost of sales as a % of sales                     59.6%      62.1%                 -2.5%      61.2%      60.8%                  0.4%

Selling, general, and administrative
 expenses (SG&A)                                 10,735      9,865        870         9%     20,768     18,880      1,888        10%
SG&A as a % of sales                              13.7%      14.0%                 -0.3%      13.4%      13.6%                 -0.2%

Research, development and engineering costs,
 net (RD&E)                                       6,981      6,142        839        14%     13,433     12,040      1,393        12%
RD&E as a % of sales                               8.9%       8.7%                  0.2%       8.6%       8.7%                 -0.1%

Other operating expense, net                     20,341      3,643     16,698       458%     21,874      6,312     15,562       247%
                                             ---------------------------------------------------------------------------------------
Operating income (loss)                         (6,351)      7,127   (13,478)      -189%      4,255     17,179   (12,924)       -75%
Operating margin                                  -8.1%      10.1%                -18.2%       2.7%      12.4%                 -9.7%

Interest expense                                  2,089      1,163        926        80%      3,233      2,298        935        41%
Interest income                                 (2,586)    (1,353)    (1,233)       -91%    (4,442)    (2,545)    (1,897)        75%
Other (income) expense, net                     (3,899)       (76)    (3,823)        N/A    (8,388)      (120)    (8,268)        N/A
Provision for income taxes                        1,444      2,550    (1,106)       -43%      6,582      6,053        529         9%
Effective tax rate                                  N/A      34.5%                   N/A      47.5%      34.5%                 13.0%
                                             ---------------------------------------------------------------------------------------
Net income (loss)                            $  (3,399) $    4,843 $  (8,242)      -170% $    7,270 $   11,493 $  (4,223)       -37%
                                             =======================================================================================
Net margin                                        -4.3%       6.9%                -11.2%       4.7%       8.3%                 -3.6%
Diluted earnings (loss) per share            $   (0.15) $     0.21 $   (0.36)      -171% $     0.33 $     0.50 $   (0.17)       -34%

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

On June 29, 2007, the Company entered into a supply agreement with Cardiac Pacemakers, Inc., a subsidiary of Boston Scientific Corporation ("BSC"). Under the terms of the supply agreement, BSC has agreed to purchase a certain percentage of the batteries, capacitors, and case halves it uses in its implantable medical devices at prices stated in the supply agreement. The supply agreement is effective as of July 1, 2007, and the initial term of the supply agreement ends on December 31, 2010. The agreement may be renewed for one or more four year renewal terms upon mutual agreement of the parties. The prices stated in the supply agreement are subject to adjustment for changes in cost, and the prices of certain batteries and capacitors stated in the supply agreement are subject to adjustment for changes in volume.

The increase in IMC sales of 13% for the three and six month periods ended June 29, 2007 was driven by growth of ICD capacitors, feedthroughs and ICD batteries. Additionally, the acquisition of Enpath added $1.6 million to sales. The increase in ICD capacitor sales was primarily the result of a customer supply issue, which we anticipate will subside over the next three months. We also experienced growth in our feedthrough business, which is primarily being driven by the continued acceptance of filtered feedthrough technology and domestic market share penetration. ICD battery sales increased by 25% over the prior year second quarter. ICD battery sales softened through the balance of 2006 reflecting the general slowdown in the ICD market but began to rebound in the first two quarters of 2007.

ECP. Similar to IMC customers, we have pricing arrangements with our customers that many times do not specify minimum quantities. Our visibility to customer ordering patterns is over a relatively short period of time.

ECP sales were consistent with the prior year second quarter and increased 5% for the six month period. The growth primarily came from oil and gas, pipeline inspection and military markets. Oil and gas drilling activity remains strong and continues to drive the core growth of the business.

Cost of sales

Changes from the prior year to cost of sales as a percentage of sales were primarily due to the following:

                                                                    June 29, 2007

                                                       Three months ended    Six months ended
                                                      -------------------- --------------------
Production efficiencies primarily associated with
 higher volumes (a)                                                  -0.8%                -0.1%
Excess capacity at Tijuana Facility (b)                              -2.2%                -1.0%
Mix change (c)                                                        0.9%                 1.0%
Other                                                                -0.4%                 0.5%
                                                      -------------------- --------------------
Total percentage point change to cost of sales as a
 percentage of sales                                                 -2.5%                 0.4%
                                                      ==================== ====================

(a) This decrease in cost of sales is primarily due to increased sales volume which leverages the fixed cost structure of our manufacturing facilities.
(b) The Tijuana Facility was fully operational in 2006 but was not being fully utilized as it was only producing sub-assemblies. In 2007, primarily in the second quarter, the facility is producing increased volumes of sub-assemblies and the majority of our filtered feedthroughs, thus reducing excess capacity. In accordance with the Company's inventory accounting policy, excess capacity costs are expensed.
(c) The revenue increase from 2006 was primarily in lower margin products, which included capacitors as well as the addition of the lower margin introducer, catheter and leads operations acquired with Enpath.

As the results from Enpath were only included in our financial statements from the date of acquisition (June 15, 2007), we would expect pressure on our cost of sales percentage for the remainder of 2007. However, we expect cost of sales as a percentage of sales to decrease over the next several years as a result of our consolidation efforts and the elimination of excess capacity. Excess capacity for the Tijuana Facility is not expected to be fully eliminated until the end of 2007 when the last announced consolidation effort is anticipated to be completed (see "Cost Savings and Consolidation Efforts" section).

SG&A expenses

Changes from the prior year to SG&A expenses were due to the following (in thousands):

                                              June 29, 2007

                                       Three months    Six months
                                          ended          ended
                                      -------------- --------------
Stock-based compensation expense (a)   $          75  $         325
Increased workforce (b)                          520            750
Director fees (c)                                 15            165
Legal fees (d)                                   110            240
Other                                            150            408
                                      -------------- --------------
  Net increase in SG&A                 $         870  $       1,888
                                      ============== ==============

(a) Increase in stock-based compensation for the six month period is related to leadership transition costs incurred in the first quarter of 2007. Stock-based compensation is expected to continue to increase which is consistent with the growth in the Company's workforce.
(b) Increase in workforce is a result of our planned increase in marketing and sales personnel as well as costs related to finance personnel additions in 2006 who were hired in order to help facilitate our acquisition strategy.
(c) Increase in director fees is consistent with our amended director compensation plan as discussed in our 2006 proxy statement.
(d) Increase in legal fees is due to customer contract negotiations and our various financing transactions.

We expect SG&A costs will increase in the third quarter of 2007 given the inclusion of Enpath's operating results for a full quarter versus two weeks in the second quarter of 2007.

RD&E expenses

Net research, development and engineering costs are as follows (in thousands):

                                                                Three months ended         Six months ended
                                                             ------------------------- ------------------------
                                                               June 29,     June 30,     June 29,    June 30,
                                                                 2007         2006         2007        2006
                                                             ------------ ------------ ------------ -----------

Research and development costs                               $      3,911 $      3,975 $      7,542 $     7,948
                                                             ------------ ------------ ------------ -----------
Engineering costs                                                   3,991        2,821        7,122       5,177
Less cost reimbursements                                            (921)        (654)      (1,231)     (1,085)
                                                             ------------ ------------ ------------ -----------
Engineering costs, net                                              3,070        2,167        5,891       4,092
                                                             ------------ ------------ ------------ -----------
Total research and development and engineering costs, net    $      6,981 $      6,142 $     13,433 $    12,040
                                                             ============ ============ ============ ===========

The increase in RD&E expenses for the three and six month periods ended June 29, 2007 is primarily due to the planned increase in engineering personnel costs (headcount), as we continue to invest substantial resources to develop new products. In terms of the development costs billed, reimbursements were higher due to the timing of reimbursable development projects as well as the acquisition of Enpath and BIOMEC. Reimbursements for achieving certain development milestones are netted against gross spending.

Acquired in-process research and development

Approximately $2.3 million and $16.1 million of the BIOMEC and Enpath purchase price, respectively, represents the estimated fair value of IPR&D projects acquired from those companies. These projects had not yet reached technological feasibility and had no alternative future use as of the acquisition date, thus were immediately expensed on the date of acquisition.

Other operating expense

Other operating expense for 2007 and 2006 are comprised of the following costs (in thousands):

                                                  Three months ended         Six months ended
                                               ------------------------- -------------------------
                                                 June 29,     June 30,     June 29,     June 30,
                                                   2007         2006         2007         2006
                                               ------------ ------------ ------------ ------------
(a) Alden facility consolidation               $          - $         52 $          - $        567
(a) Carson City facility shutdown and Tijuana
     facility consolidation No. 1                       188          850          574        2,078
(a) Columbia facility shutdown, Tijuana
     facility consolidation No. 2 and RD&E
     consolidation                                    1,372        1,410        2,675        2,333
(a) ECP expansion                                       145            -          282            -
(b) Asset dispositions and other                        283        1,331         (10)        1,334
                                               ------------ ------------ ------------ ------------
                                               $      1,988 $      3,643 $      3,521 $      6,312
                                               ============ ============ ============ ============

(a) Refer to the "Cost Savings and Consolidation Efforts" discussion for disclosure related to the timing and level of remaining expenditures for these items as of June 29, 2007.
(b) During the second quarter of 2007, the Company had various asset dispositions and wrote-off professional fees in connection with an unsuccessful acquisition. During the first quarter of 2007, the Company received $0.3 million of insurance proceeds related to equipment damaged during transportation to the Tijuana Facility in the second quarter of 2006. During the second quarter of 2006, the Company recorded a loss of $0.5 million related to this equipment damaged (included in the IMC business segment) and an expense of $0.8 million for professional fees related to a potential acquisition that we no longer considered probable.

Interest expense and interest income

Interest expense for the three and six month periods ended June 29, 2007 is higher than the prior year periods primarily due to the additional $80 million of 2.25% convertible notes issued at the end of the first quarter of 2007 and additional amortization of deferred fees and discounts associated with these notes and the notes exchanged during the first quarter (See "Gain on extinguishment of debt").

Interest income for the three and six months ended June 29, 2007 increased in comparison to the same periods of 2006 primarily due to increased cash, cash equivalents and short-term investment balances. Interest income is expected to be lower for the remainder of the year as a result of the $108 million of cash deployed for the BIOMEC and Enpath acquisitions near the end of the second quarter of 2007.

Gain on sale of investment security

In the second quarter of 2007, the Company sold an available-for-sale equity security investment which resulted in a pre-tax gain of $4.0 million ($2.6 million net of tax) or $0.12 per diluted share.

Gain on extinguishment of debt

In March 2007, the Company entered into separate, privately negotiated agreements to exchange $117.8 million of the original $170.0 million of 2.25% convertible subordinated notes due 2013 ("CSN I") for an equivalent principal amount of a new series of 2.25% convertible subordinated notes due 2013. The primary purpose of this transaction was to eliminate the June 15, 2010 call and put option that is included in the terms of CSN I. This exchange was accounted for as an extinguishment of debt and resulted in a net pre-tax gain of $4.5 million ($2.9 million net of tax) or $0.13 per diluted share.

Provision for income taxes

Our effective tax rate for 2007 includes the impact of the $18.4 million of acquired IPR&D written off during the quarter, $16.1 million of which is not deductible for tax purposes. Excluding the impact of this expense, our effective tax rate for the three and six months ended June 29, 2007 would have been 32.5% compared to 34.5% for the same periods of 2006. This decrease was primarily a result of our estimated increase in research and development tax credits and the Qualified Production Activities Deduction for 2007. We expect our effective tax rate to be approximately 47.5% for 2007.

Liquidity and Capital Resources
-------------------------------

                                                                June 29,    December 29,
(Dollars in millions)                                             2007          2006
                                                                  ----          ----

Cash and cash equivalents and short-term investments (a)(b)   $       120.8 $       142.6
Working capital (b)                                           $       179.6 $       199.1
Current ratio                                                       4.6:1.0       5.7:1.0

(a) Short-term investments consist of investments acquired with maturities that exceed three months and are less than one year at the time of acquisition, equity securities classified as available-for-sale and auction rate securities.
(b) Cash and cash equivalents and short-term investments, working capital and our current ratio decreased primarily due to the $108.1 million of cash used to acquire BIOMEC and Enpath partially offset by $76.0 million of net cash received from the issuance of additional 2.25% convertible subordinated notes due 2013 in March 2007.

Revolving line of credit

In May 2007, the Company entered into a new senior credit facility (the "New Credit Facility") consisting of a $235 million revolving credit facility, which can be increased to $335 million upon the Company's request. The New Credit Facility also contains a $15 million letter of credit subfacility and a $15 million swingline subfacility. This New Credit Facility replaced the Company's prior $50 million revolving credit facility. The New Credit Facility is secured by the Company's non-realty assets including cash, accounts and notes receivable, and inventories and has an expiration date of May 22, 2012 with a one-time option to extend to April 1, 2013 if no default has occurred. Interest rates under the New Credit Facility are, at the Company's option, based upon the current prime rate or the LIBOR rate plus a margin that varies with the Company's leverage ratio. If interest is paid based upon the prime rate, the applicable margin is between minus 1.25% and 0.00%. If interest is paid based upon the LIBOR rate, the applicable margin is between 1.00% and 2.00%. The Company is required to pay a commitment fee between 0.125% and 0.250% per annum on the unused portion of the New Credit Facility based on the Company's leverage ratio.

The New Credit Facility contains limitations on the incurrence of indebtedness, limitations on the incurrence of liens and licensing of intellectual property, limitations on investments and restrictions on certain payments. Except to the extent paid for by common equity of Greatbatch or paid for out of cash on hand, the New Credit Facility limits the amount paid for acquisitions to $100 million. The restrictions on payments, among other things, limit repurchases of Greatbatch's stock to $60 million and limits the ability of the Company to make payments upon conversion of our convertible subordinated notes. In addition, the New Credit Facility requires the Company to maintain a ratio of adjusted EBITDA, as defined in the agreement, to interest expense of at least 3.00 to 1.00, and a total leverage ratio, as defined in the agreement, of not greater than 5.00 to
1.00 from May 22, 2007 through September 29, 2009 and not greater than 4.50 to
1.00 from September 30, 2009 and thereafter. The New Credit Facility contains customary events of default. Upon the occurrence of an event of default, a majority of the lenders may declare the outstanding advances and all other obligations under the New Credit Facility immediately due and payable.

Operating activities

Net cash flows from operating activities for the six months ended June 29, 2007 increased $20.6 million over the comparable period in 2006. This was primarily the result of a decrease in accounts receivable and inventory during the first two quarters of 2007, compared to an increase in 2006, due to management efforts to reduce receivable and safety stock levels. The gain on the extinguishment of debt recorded during the first quarter of 2007 resulted in a reclassification of approximately $11.3 million of income tax liability, which will be paid by the end of 2007. This amount was previously recorded as a non-current deferred tax liability on the balance sheet.

Investing activities

Net cash used in investing activities for the six months ended June 29, 2007 increased over the comparable period in 2006. This was primarily the result of the acquisitions of BIOMEC and Enpath during the second quarter of 2007 which were funded with both short-term investments and cash on hand. The majority of the acquisition of property, plant and equipment for the first six months of 2007 was related to routine purchases made in order to support our internal growth and to maintain our technology leadership. We expect these purchases to increase in the future as we begin construction of a new 80,000 square foot manufacturing facility in the Massachusetts area. In addition to a new facility, we will also be investing in semi-automation equipment. The expected completion of this $28 million expansion project is mid-2008. In addition to the above, in the second quarter of 2007 we made a $2.0 million investment in IntElect Medical, Inc., an early stage neurostimulation device company that works in conjunction with the Cleveland Clinic.

Financing activities

Cash flow from financing activities for the first six months of 2007 was primarily related to the issuance of $80.0 million of additional 2.25% convertible subordinated notes due 2013 at a price of $950 per $1,000 of principal during the first quarter. The Company has paid approximately $6.4 million of financing fees related to this transaction as well as the new revolving credit agreement discussed above. Cash flows from financing activities also includes cash received from non-qualified stock option exercises for both 2007 and 2006.

Capital Structure

At June 29, 2007, our capital structure consisted of $240.5 million of convertible subordinated notes and our 22.5 million shares of common stock outstanding. We have $120.8 million in cash, cash equivalents and short-term investments and are in a position to finance our future acquisitions. We are also authorized to issue 100 million shares of common stock and 100 million shares of preferred stock. The market value of our outstanding common stock since our IPO has exceeded our book value; accordingly, we believe that if needed we can access public markets to sell additional common or preferred stock assuming conditions are appropriate.

Our capital structure allows us to support our internal growth and provides liquidity for corporate development initiatives. Our current expectation for 2007 is that capital spending will be in the range of $35.0 million to $45.0 million, of which $20.0 million is attributable to the ECP expansion.

Off-Balance Sheet Arrangements
------------------------------

We have no off-balance sheet arrangements within the meaning of Item 303(a)(4) of Regulation S-K.

Contractual Obligations
-----------------------

In the normal course of business, the Company makes routine purchase commitments (primarily equipment and raw material purchases) in order to maintain the technological leadership of its manufacturing facilities and meet the needs of its customers. As of June 29, 2007, total contractual obligations related to such expenditures are approximately $9.5 million and will be financed by existing cash, short-term investments, or cash generated from operations.

Inflation
---------

We do not believe that inflation has had a significant effect on our operations.

Impact of Recently Issued Accounting Standards
----------------------------------------------

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

Application of Critical Accounting Estimates
--------------------------------------------

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

During the three months ended June 29, 2007, we did not change or adopt new accounting policies that had a material effect on our consolidated financial condition and results of operations.

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

Additionally, in May 2007, the FASB published FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (FSP FIN 48-1). FSP FIN 48-1 is an amendment to FIN 48. It clarifies how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. As of our adoption date of FIN 48, our accounting is consistent with the guidance in FSP FIN 48-1.

Forward-Looking Statements
--------------------------

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Under our line of credit any borrowings bear interest at fluctuating market rates. At June 29, 2007, we did not have any borrowings outstanding under our line of credit and thus no interest rate sensitive financial instruments other than short-term investments. We do not believe that the impact of fluctuations in interest rates on our short-term investments will have a material effect on our condensed consolidated financial statements.

The company incurs certain expenses related to its Tijuana Mexico operations that are denominated in a foreign currency. We do not believe that the impact of foreign currency fluctuations will have a material effect on our condensed consolidated financial statements.

ITEM 4.  CONTROLS AND PROCEDURES.

a. Evaluation of Disclosure Controls and Procedures.
   -------------------------------------------------

Our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the SEC as of June 29, 2007. These disclosure controls and procedures have been designed to provide reasonable assurance that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC's rules and forms.

Based on their evaluation, as of June 29, 2007, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.

b. Changes in Internal Control Over Financial Reporting.
   -----------------------------------------------------

We completed the acquisition of Enpath on June 15, 2007, at which time Enpath became a subsidiary of Greatbatch. We believe that the internal controls and procedures of Enpath are reasonably likely to materially affect our internal control over financial reporting. We are currently in the process of incorporating the internal controls and procedures of the former Enpath into our internal controls over financial reporting. The Company has extended its Section 404 compliance program under the Sarbanes-Oxley Act of 2002 (the "Act") and the applicable rules and regulations under such Act to include the former Enpath. The Company will report on its assessment of the internal controls of its combined operations within the time period provided by the Act and the applicable SEC rules and regulations concerning business combinations.

There were no other changes in the registrant's internal control over financial reporting during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting, other than the acquisition of Enpath.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

In connection with our acquisition of Enpath Medical, Inc. ("Enpath"), we assumed liability in connection with the following proceeding:

On June 12, 2006, Enpath was named as defendant in a patent infringement action filed by Pressure Products Medical Supplies, Inc, and venued in the United States District Court in the Eastern District of Texas. On October 2, 2006, Enpath was officially served. Enpath has filed an answer denying liability and has filed counterclaims against the plaintiff alleging antitrust violations and patent misuse. The plaintiff has alleged that Enpath's FlowGuard(TM) valved introducer, which has been on the market for more than three years, infringes claims in the plaintiff's patents and is seeking damages and injunctive relief. Enpath believes that the plaintiff's claims are without merit and intends to pursue its defenses vigorously. Revenues from products sold that include the FlowGuard valved introducer were approximately 5% of Enpath's total revenue for 2006 ($36.8 million) and 2005 ($29.4 million). The lawsuit is currently in the discovery stage. We anticipate that the Court will hold a hearing to construe the claims of the plaintiff's patents in August 2007. It is not possible to predict the timing or outcome of this litigation at this time, including whether it will affect the Company's ability to sell its FlowGuard products, or to estimate the amount or range of potential loss.

There have been no other material changes to those legal proceedings as previously disclosed in the Company's Form 10-K for the year ended December 29, 2006.

ITEM 1A.  RISK FACTORS.

There have been no material changes in risk factors as previously disclosed in the Company's Form 10-K for the year ended December 29, 2006, except as follows:

We face risks associated with our acquisition of Enpath Medical, Inc.
Our acquisition of Enpath Medical, Inc. ("Enpath") presents several risks and uncertainties, including the following:

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

Enpath's products are subject to regulatory oversight.

The medical products that Enpath sells and proposes to sell are subject to regulation by the Food and Drug Administration ("FDA") and by comparable agencies in certain states and foreign countries. The process of complying with requirements of the FDA and other agencies can be costly and time consuming. Enpath has received clearance from the FDA to market its vessel introducer products, safety needle, steerable catheter, and epicardial lead and implant tool. There is no assurance that any future additional clearance can be obtained. In addition, once obtained, these clearances are subject to review and later discovery of problems may result in restrictions on the marketing of a product or withdrawal of the product from the market. Enpath was also subject to certain FDA regulations governing manufacturing practices, packaging and labeling. Non-compliance with these regulations can result in product recalls or other sanctions which could have a material adverse effect on our business and financial condition.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the Company's Annual Meeting of Stockholders held on May 22, 2007, the stockholders approved the following:

1. A proposal to elect nine directors of the Company to serve until the next annual meeting of stockholders or until their successors are duly elected and qualified as follows:

                                 Votes For     Authority For Individual Withheld
                                ----------     ---------------------------------

     Thomas J. Hook             18,632,217                 2,459,792

     Edward F. Voboril          18,541,343                 2,550,666

     Pamela G. Bailey           18,627,106                 2,464,903

     Joseph A. Miller, Jr.      18,636,429                 2,455,580

     Bill R. Sanford            18,636,529                 2,455,480

     Peter H. Soderberg         18,478,613                 2,613,396

     Thomas S. Summer           18,485,200                 2,606,809

     William B. Summers, Jr.    17,171,763                 3,920,246

     John P. Wareham            18,637,129                 2,454,880

2. A proposal for the adoption of the Greatbatch, Inc. Executive Short-Term Incentive Compensation Plan. The proposal received at least 19,674,757 shares voted in favor of the resolution, 1,364,159 shares voted against, and 53,093 shares abstained from voting.

3. A proposal for the amendment to Greatbatch, Inc. 2005 Stock Incentive Plan. The proposal received at least 15,870,141 shares voted in favor of the resolution, 3,539,585 shares voted against, and 486,906 shares abstained from voting.

4. A proposal for the ratification of the Appointment of Deloitte and Touche LLP as our Independent Registered Public Accounting Firm. The proposal received at least 20,992,591 shares voted in favor of the resolution, 34,944 shares voted against, and 64,474 shares abstained from voting.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

See the Exhibit Index for a list of those exhibits filed herewith.


                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  August 7, 2007      GREATBATCH, INC.

                            By  /s/ Thomas J. Hook
                                ----------------------------------
                               Thomas J. Hook
                               President and Chief Executive Officer
                               (Principal Executive Officer)


                            By  /s/ Thomas J. Mazza
                                ----------------------------------
                               Thomas J. Mazza
                               Senior Vice President and Chief Financial Officer (Principal Financial Officer)


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

3.2            Amended and Restated Bylaws (incorporated by reference to Exhibit
               3.2 to our quarterly report on Form 10-Q ended March 29, 2002).

10.1*+ Supply Agreement between Cardiac Pacemakers, Inc. (d/b/a Boston Scientific) and Greatbatch Ltd.

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

* - Filed herewith.

+ - Portions of this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.