Form 10-Q
period 2007-09-28
GREATBATCH, INC.
filed 2007-11-06
CIK 1114483

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the Quarter ended September 28, 2007

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

The number of shares outstanding of the Company's common stock, $0.001 par value per share, as of November 6, 2007 was: 22,477,340 shares.

                                GREATBATCH, INC.
                         TABLE OF CONTENTS FOR FORM 10-Q
        AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 28, 2007

                                                                                         Page

COVER PAGE                                                                                1

TABLE OF CONTENTS                                                                         2

                   PART I - FINANCIAL INFORMATION (unaudited)

ITEM 1.    Condensed Consolidated Financial Statements

           Condensed Consolidated Balance Sheets                                          3

           Condensed Consolidated Statements of Operations and Comprehensive Income       4

           Condensed Consolidated Statements of Cash Flows                                5

           Notes to Condensed Consolidated Financial Statements                           6

ITEM 2.    Management's Discussion and Analysis of Financial Condition and               29
           Results of Operations

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk                    43

ITEM 4.    Controls and Procedures                                                       43

                           PART II - OTHER INFORMATION

ITEM 1.    Legal Proceedings                                                             44

ITEM 1A.   Risk Factors                                                                  45

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds                   45

ITEM 3.    Defaults Upon Senior Securities                                               45

ITEM 4.    Submission of Matters to a Vote of Security Holders                           45

ITEM 5.    Other Information                                                             45

ITEM 6.    Exhibits                                                                      45

SIGNATURES                                                                               46

EXHIBIT INDEX                                                                            47

PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                           GREATBATCH, INC.
                          CONDENSED CONSOLIDATED BALANCE SHEETS - Unaudited
                            (in thousands except share and per share data)
------------------------------------------------------------------------------------------------------
                                                                                    As of
                                                                       -------------------------------
                                                                        September 28,   December 29,
ASSETS                                                                       2007            2006
                                                                       --------------- ---------------
Current assets:
  Cash and cash equivalents                                            $        95,979 $        71,147
  Short-term investments available for sale                                     19,774          71,416
  Accounts receivable, net of allowance of $743 in 2007
    and $532 in 2006                                                            44,108          31,285
  Inventories                                                                   68,565          57,667
  Refundable income taxes                                                            -           1,569
  Deferred income taxes                                                          6,597           5,899
  Prepaid expenses and other current assets                                      3,063           2,343
                                                                       --------------- ---------------
          Total current assets                                                 238,086         241,326

Property, plant and equipment, net                                             103,208          91,869
Amortizing intangible assets, net                                               48,595          28,078
Trademarks and tradenames                                                       32,582          28,252
Goodwill                                                                       208,786         155,039
Other assets                                                                    13,605           3,263
                                                                       --------------- ---------------
          Total assets                                                 $       644,862 $       547,827
                                                                       =============== ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                     $        24,009 $        12,657
  Accrued expenses and other current liabilities                                29,417          29,618
                                                                       --------------- ---------------
           Total current liabilities                                            53,426          42,275

Convertible subordinated notes                                                 240,902         170,000
Deferred income taxes                                                           31,740          35,859
Other long-term liabilities                                                        127               -
                                                                       --------------- ---------------
           Total liabilities                                                   326,195         248,134
                                                                       --------------- ---------------
Stockholders' equity:
  Preferred stock, $0.001 par value, authorized 100,000,000
    shares; no shares issued or outstanding in 2007 or 2006                          -               -
  Common stock, $0.001 par value, authorized 100,000,000
    shares; 22,468,840 shares issued and outstanding in 2007 and
    22,119,142 shares issued and 22,111,516 shares outstanding in 2006              22              22
  Additional paid-in capital                                                   237,210         227,187
  Treasury stock, at cost, no shares in 2007 and 7,626 shares in 2006                -           (205)
  Retained earnings                                                             81,435          69,165
  Accumulated other comprehensive income                                             -           3,524
                                                                       --------------- ---------------
           Total stockholders' equity                                          318,667         299,693
                                                                       --------------- ---------------
           Total liabilities and stockholders' equity                  $       644,862 $       547,827
                                                                       =============== ===============

   The accompanying notes are an integral part of these condensed consolidated financial statements


                                                     GREATBATCH, INC.
                                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                           AND COMPREHENSIVE INCOME - Unaudited
                                           (in thousands except per share data)
---------------------------------------------------------------------------------------------------------------------------

                                                                     Three months ended             Nine months ended
                                                               ------------------------------  ----------------------------
                                                               September 28,   September 29,   September 28,  September 29,
                                                                    2007            2006            2007           2006
                                                               --------------  --------------  -------------  -------------

Sales                                                          $       79,009  $       69,294  $     234,331  $     207,999
Costs and expenses:
Cost of sales - excluding amortization
  of intangible assets                                                 48,647          42,709        141,697        125,087
Cost of sales - amortization of intangible assets                       1,222             948          3,164          2,864
Selling, general and administrative expenses                           11,362           9,311         32,130         28,191
Research, development and engineering costs, net                        8,423           6,022         21,856         18,062
Acquired in-process research and development                          (2,260)               -         16,093              -
Other operating expense, net                                            1,275           6,239          4,796         12,551
                                                               --------------  --------------  -------------  -------------
  Operating income                                                     10,340           4,065         14,595         21,244
Interest expense                                                        2,112           1,135          5,345          3,433
Interest income                                                       (1,586)         (1,521)        (6,028)        (4,066)
Gain on sale of investment security                                         -               -        (4,001)              -
Gain on extinguishment of debt                                              -               -        (4,473)              -
Other expense, net                                                         70             171            156             51
                                                               --------------  --------------  -------------  -------------
  Income before provision for income taxes                              9,744           4,280         23,596         21,826
Provision for income taxes                                              4,744           1,041         11,326          7,094
                                                               --------------  --------------  -------------  -------------
  Net income                                                   $        5,000  $        3,239  $      12,270  $      14,732
                                                               ==============  ==============  =============  =============

Earnings per share:
  Basic                                                        $         0.23  $         0.15  $        0.55  $        0.68
  Diluted                                                      $         0.22  $         0.15  $        0.54  $        0.65

Weighted average shares outstanding:
  Basic                                                                22,214          21,816         22,129         21,788
  Diluted                                                              23,872          21,983         24,739         26,176

Comprehensive income:
  Net income                                                   $        5,000  $        3,239  $      12,270  $      14,732
  Net unrealized gain (loss) on short-term investments
    available for sale, net of tax                                          -            (96)          (869)          2,726
  Less: reclassification adjustment for net realized gain on
    short-term investments available for sale, net of tax                   -               -        (2,601)              -
                                                               --------------  --------------  -------------  -------------
  Comprehensive income                                         $        5,000  $        3,143  $       8,800  $      17,458
                                                               ==============  ==============  =============  =============

             The accompanying notes are an integral part of these condensed consolidated financial statements

                                   GREATBATCH, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited
                                    (in thousands)
------------------------------------------------------------------------------------------------------------------

                                                                                           Nine months ended
                                                                                      ----------------------------
                                                                                      September 28,  September 29,
                                                                                          2007           2006
                                                                                      -------------  -------------
Cash flows from operating activities:
--------------------------------------------------------------------------------------
  Net income                                                                                $12,270        $14,732
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                          18,539         14,492
      Stock-based compensation                                                                7,092          6,603
      Gain on sale of investment security                                                   (4,001)              -
      Gain on extinguishment of debt                                                        (4,473)              -
      Acquired in-process research and development                                           16,093              -
      (Gain) loss on disposal of assets                                                       (126)          5,273
      Deferred income taxes                                                                 (8,378)          4,207
  Changes in operating assets and liabilities:
      Accounts receivable                                                                   (8,205)        (5,859)
      Inventories                                                                           (4,936)        (9,473)
      Prepaid expenses and other current assets                                               (610)        (1,586)
      Accounts payable                                                                        8,721          1,293
      Accrued expenses and other current liabilities                                        (4,090)        (5,048)
      Income taxes refundable/payable                                                         2,946            121
                                                                                      -------------  -------------
             Net cash provided by operating activities                                       30,842         24,755
                                                                                      -------------  -------------
Cash flows from investing activities:
--------------------------------------------------------------------------------------
  Purchase of short-term investments                                                       (59,208)       (29,846)
  Proceeds from maturity/disposition of short-term investments                              109,971         26,532
  Acquisition of property, plant and equipment                                             (10,852)       (12,060)
  Proceeds from sale of property, plant and equipment                                            14             39
  Purchase of cost method investment, net of distributions                                  (1,750)              -
  Insurance proceeds for replacement of assets                                                  375              -
  Acquisitions, net of cash acquired                                                      (109,737)              -
  Increase in other assets                                                                       18             19
                                                                                      -------------  -------------
             Net cash used in investing activities                                         (71,169)       (15,316)
                                                                                      -------------  -------------
Cash flows from financing activities:
--------------------------------------------------------------------------------------
  Repayments under line of credit                                                           (1,000)              -
  Principal payments of long-term debt                                                      (6,093)          (464)
  Proceeds from issuance of long-term debt                                                   76,000              -
  Debt issuance costs                                                                       (6,619)              -
  Issuance of common stock                                                                    2,699            414
  Excess tax benefits from stock-based awards                                                   377              -
  Repurchase of treasury stock                                                                (205)              -
                                                                                      -------------  -------------
           Net cash provided by (used in) financing activities                               65,159           (50)
                                                                                      -------------  -------------
Net increase in cash and cash equivalents                                                    24,832          9,389
Cash and cash equivalents, beginning of year                                                 71,147         46,403
                                                                                      -------------  -------------
Cash and cash equivalents, end of period                                                    $95,979        $55,792
                                                                                      =============  =============

         The accompanying notes are an integral part of these condensed consolidated financial statements

                                GREATBATCH, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited
--------------------------------------------------------------------------------

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information (Accounting Principles Board Opinion ("APB") No. 28, Interim Financial Reporting) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of Greatbatch, Inc. and its indirect wholly-owned subsidiary Greatbatch Ltd. (collectively "Greatbatch" or the "Company") for the periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from these estimates. The December 29, 2006 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 29, 2006. The Company utilizes a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31st. For 52-week years, each quarter contains 13 weeks. The third quarter of 2007 and 2006 each contained 13 weeks and ended on September 28, and September 29, respectively.

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

     This transaction was accounted for under the purchase method of accounting in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141 Business Combinations. Accordingly, the results of BIOMEC's operations were included in our condensed consolidated financial statements from the date of acquisition. The aggregate purchase price was $11.4 million, which was paid in cash. This purchase price is preliminary and is subject to change based upon the Company incurring direct acquisition costs in connection with this transaction. Any adjustment to the purchase price is not expected to be material and will be allocated to goodwill, which totaled $5.2 million. During the third quarter, the Company received a payment of $0.25 million from the former BIOMEC representing its share of the purchase price resulting from its 2% ownership interest in the former BIOMEC. This payment was recorded as a reduction to the carrying amount of this investment.

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

     Approximately $2.3 million of the purchase price represents the estimated fair value of acquired in-process research and development ("IPR&D") projects that had not yet reached technological feasibility and had no alternative future use as of the acquisition date. Accordingly, the amount was immediately expensed after the acquisition date. The value assigned to IPR&D relates to projects that incorporate BIOMEC's novel-polymer coating (biomimetic) technology that mimics the surface of endothelial cells of blood vessels. The estimated fair value of these projects was determined using a discounted cash flow model. This model utilized discount rates that took into consideration the stage of completion and the risks surrounding the successful development and commercialization of each of the IPR&D projects of approximately 40%, which is consistent with the early development stage of these projects. The Company expects various products that utilize the biomimetic coatings technology to be commercially launched by original equipment manufacturers ("OEM") in 2009 once Food and Drug Administration ("FDA") approval is received. With BIOMEC, the Company acquired grants that will fund the remaining development costs for these products. The Company believes that the estimated acquired IPR&D amounts represent their fair value at the date of acquisition and do not exceed the amount an independent third party would pay for the projects. Pro forma amounts are not presented as, excluding the IPR&D charge, BIOMEC did not materially impact our results of operations.

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

     This transaction was accounted for under the purchase method of accounting in accordance with SFAS No. 141. Accordingly, the results of Enpath's operations were included in our condensed consolidated financial statements from the date of acquisition. The aggregate purchase price was $98.4 million, consisting of the cash issued at closing to Enpath shareholders ($91.7 million), the consideration paid to employees in exchange for the cancellation of their Enpath stock options and restricted stock ($3.9 million) and other direct acquisition-related costs, including financial advisory, legal and accounting services ($2.8 million). Subsequent to the acquisition date, the Company repaid the line of credit and term loans assumed from Enpath of approximately $7.1 million.

                                GREATBATCH, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited
--------------------------------------------------------------------------------

     In accordance with SFAS No. 141, the cost of the acquisition was preliminarily allocated to the assets acquired and liabilities assumed from Enpath based on their fair values as of the close of the acquisition, with the amount exceeding the fair value recorded as goodwill. As the values of certain assets and liabilities are preliminary in nature, they are subject to adjustment as additional information is obtained, including, but not limited to, the finalization of our intangible asset valuation and the Company incurring direct acquisition costs in connection with this transaction. The valuations will be finalized within 12 months of the close of the acquisition. Any adjustment to the valuation is not expected to be material and will be allocated to goodwill.

     The following table summarizes the preliminary allocation of the cost of the acquisition to the assets acquired and liabilities assumed as of the close of the acquisition (in thousands):

                                                                 As of
         (in thousands)                                      June 15, 2007
         ----------------------------------------------    -------------------
         Assets acquired
             Current assets                                     $      10,942
             Property, plant and equipment                             11,623
             Acquired IPR&D                                            13,840
             Amortizing intangible assets                              24,144
             Tradenames                                                 4,330
             Goodwill                                                  48,595
                                                           -------------------
         Total assets acquired                                        113,474
         Liabilities assumed
             Current liabilities                                        5,950
             Notes payable                                              4,379
             Deferred income taxes                                      4,625
             Other non-current liabilities                                145
                                                           -------------------
         Total liabilities assumed                                     15,099
                                                           -------------------
         Purchase price                                         $      98,375
                                                           ===================

     The fair values of the assets acquired and liabilities assumed were preliminarily determined using one or more of three valuation approaches: market, income and cost. The selection of a particular method for a given asset depended on the reliability of available data and the nature of the asset, among other considerations. The market approach, which indicates value for a subject asset based on available market pricing for comparable assets, was utilized for certain acquired personal property. The income approach, which indicates value for a subject asset based on the present value of risk adjusted cash flows projected to be generated by the asset, was used for certain intangible assets such as core and developed technology, acquired IPR&D, customer relationships, corporate tradenames and for noncompete agreements with employees. The risk adjusted projected cash flows were discounted at a required rate of return that reflects the relative risk of the Enpath transaction and the time value of money. The risk adjusted projected cash flows for each asset considered multiple factors, including current revenue from existing customers, distinct analysis of expected price, volume, and attrition trends, reasonable contract renewal assumptions from the perspective of a marketplace participant, and expected profit margins giving consideration to historical and expected margins. The cost approach, which estimates value by determining the current cost of replacing an asset with another of equivalent economic utility, was used for the majority of personal property. The cost to replace a

                                GREATBATCH, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited
--------------------------------------------------------------------------------

     given asset reflects the estimated reproduction or replacement cost for the property, less an allowance for loss in value due to depreciation or obsolescence, with specific consideration given to economic obsolescence if indicated.

     Inventory - The fair value of the inventory acquired was estimated by applying a version of the cost approach called the net realizable value method. This approach estimates the fair value of the asset by calculating the potential sales generated from selling the inventory and subtracting from it the costs related to the sale of that inventory and a reasonable profit allowance. Based upon this methodology, the Company recorded the inventory acquired at fair value resulting in an increase in inventory of $1.3 million. For the three and nine months ended September 28, 2007, the Company expensed as cost of sales $1.1 million and $1.3 million, respectively, of the step-up value relating to the acquired Enpath inventory sold during the respective periods. As of September 28, 2007, there was no inventory step-up value remaining to be expensed.

     Intangible assets - The purchase price was allocated to specific intangible assets on a preliminary basis as follows (dollars in thousands):

                                                         Weighted average
                                                           amortization        Probability
                                         Amount           period (years)       assigned to        Discount
                                        assigned                                revenues            rate
                                      --------------    -------------------   --------------    --------------
     Amortizable intangible assets
     Technology - core                      $ 6,927             11                100%               10%
     Technology - developed                   2,774             6                 100%               10%
     Customer relationships                  14,133             11                100%               11%
     Noncompete agreements                      310             1                  50%               10%
                                      --------------    -------------------
                                            $24,144             10

     Tradenames                             $ 4,330         indefinite            100%               10%

     Acquired IPR&D - Introducers           $12,640             -               60% - 90%            10%
     Acquired IPR&D - Catheters             $ 1,200             -               70% - 75%            10%

     Core technology - Core technology consists of technical processes, patented and unpatented technology, manufacturing know-how and the understanding with respect to products or processes that have been developed by Enpath and that will be leveraged in future products or processes and will be carried forward from one product generation to the next. Approximately 85 percent of the preliminary value assigned to core technology is associated with Enpath's introducer products. The Company determined that the estimated useful life of the core technology is 11 years. This life is based upon management's estimate of the product life cycle associated with core technology before they will be replaced by new technologies. The expected cash flows associated with core technology were nominal after 11 years.

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

     The Company determined that the estimated useful life of the developed technology is 6 years. This life is based upon management's estimate of the life cycle associated with the above products before they will be replaced by new technologies or the next generation of products. The expected cash flows associated with developed technology were nominal after 6 years.

     Customer relationships - Customer relationships represent the preliminary estimated fair value of both the contractual and non-contractual customer relationships Enpath has with OEMs as of the acquisition date. The primary customers of Enpath include C.R. Bard, Boston Scientific, Medtronic and St. Jude Medical, some of which are also customers of Greatbatch. These relationships were valued separately from goodwill at the amount which an independent third party would be willing to pay for these OEM relationships. The Company determined that the estimated useful life of the intangible assets associated with the existing customer relationships is 11 years. This life was based upon historical customer attrition and management's understanding of the industry. The customer relationships valuation was modified during the quarter due to the finalization of assumptions used in the excess earnings analysis and primarily related to the allocation of R&D costs between new and existing customers.

     Acquired IPR&D - Approximately $13.8 million of the purchase price represents the preliminary estimated fair value of acquired IPR&D projects that had not yet reached technological feasibility and had no alternative future use. Accordingly, the amount was immediately expensed on the acquisition date. The preliminary value assigned to IPR&D related to introducer projects ($12.6 million) and catheter projects ($1.2 million). These projects primarily represent the next generation of products already being sold by Enpath which incorporate new enhancements and customer modifications. The Company expects to commercially launch various introducer products in 2008 and 2009 and various catheter products in 2009 which will replace existing products. For purposes of valuing the acquired research and development, the Company estimated total costs to complete the introducer projects to be approximately $0.3 million and approximately $0.5 million to complete the catheter projects. If we are not successful in completing these projects on a timely basis, our future sales from introducers and catheters may be adversely affected resulting in erosion of our market share.

     The preliminary fair value of these projects was determined based on the excess earnings method. This model utilized discount rates that took into consideration the internal rate of return expected from the Enpath transaction and applied that rate to risk adjusted revenues. The risk adjustment assigned to the revenues was based upon the stage of completion and the risks surrounding the successful development and commercialization of each of the IPR&D projects. The Company believes that the estimated acquired IPR&D amounts represent the fair value at the date of acquisition and do not exceed the amount an independent third party would pay for the projects. The IPR&D valuation was modified during the quarter due to the finalization of assumptions used in the excess earnings analysis and primarily related to the allocation of R&D costs between new and existing customers.

                                GREATBATCH, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited
--------------------------------------------------------------------------------

     Goodwill - The excess of the purchase price over the preliminary fair value of net tangible and intangible assets acquired of $48.6 million was allocated to goodwill. Various factors contributed to the establishment of goodwill, including: the strategic benefit of entering the neurostimulation and interventional markets; the value of Enpath's highly trained assembled work force; the expected revenue growth over time that is attributable to increased market penetration from future products and customers; and the incremental value to the Company's IMC business from having a leads platform. The goodwill acquired in connection with the Enpath acquisition was allocated to the Company's IMC business segment and is not deductible for tax purposes.

     Pro Forma Results - The following unaudited pro forma information presents the consolidated results of operations of the Company and Enpath as if the acquisition of Enpath had occurred as of the beginning of each of the fiscal periods presented (in thousands, except per share amounts):

                            Three months ended                Nine months ended
                     --------------------------------  --------------------------------
                     September 28,    September 29,    September 28,    September 29,
(Unaudited)                2007            2006              2007            2006
                     --------------------------------  --------------------------------
Sales                     $79,009          $78,404         $251,949         $235,307
Net income                  3,469            2,628           22,868           13,163
Earnings per share:
    Basic                   $0.16            $0.12            $1.03            $0.60
    Diluted                 $0.15            $0.12            $0.97            $0.59

     The unaudited pro forma information presents the combined operating results of Greatbatch and Enpath, with the results prior to the acquisition date adjusted to include the pro forma impact of the adjustment of amortization of acquired intangible assets and depreciation of fixed assets based on the preliminary purchase price allocation, the elimination of acquisition expenses incurred by Enpath ($5.9 million), the elimination of the non-recurring IPR&D charge ($13.8 million) and inventory step-up adjustment related to the Enpath acquisition recorded by Greatbatch in 2007 ($1.1 million/$1.3 million for the three and nine month periods), the adjustment to interest income reflecting the cash paid in connection with the acquisition, including acquisition-related expenses, at Greatbatch's weighted average interest income rate, and the impact of income taxes on the pro forma adjustments utilizing the federal statutory tax rate of 35%, except for IPR&D which is not deductible for tax purposes. The unaudited pro forma consolidated basic and diluted earnings per share are based on the consolidated basic and diluted weighted average shares of Greatbatch.

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

                                GREATBATCH, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited
--------------------------------------------------------------------------------

3.       SUPPLEMENTAL CASH FLOW INFORMATION

                                                                       Nine months ended
                                                                 ------------------------------
                                                                  September 28,  September 29,
                                                                       2007           2006
                                                                 --------------- --------------
Noncash investing and financing activities (in thousands):
  Net unrealized gain (loss) on available-for-sale securities    $         (869) $        2,726
  Common stock contributed to 401(k) Plan                                  2,956          2,780
  Property, plant and equipment purchases included
    in accounts payable                                                    1,958            619
  Exchange of convertible subordinated notes (Note 7)                    117,782              -

Cash paid during the period for:
  Interest                                                       $         2,429 $        1,960
  Income taxes                                                            16,718          2,769
Acquisition of noncash assets and liabilities:
  Assets acquired                                                $       126,182 $            -
  Liabilities assumed                                                     15,678              -

4.       SHORT-TERM INVESTMENTS

     Short-term investments available for sale are comprised of the following (in thousands):

                                                        Gross        Gross
                                                      unrealized   unrealized   Estimated fair
                                            Cost         gains        losses         value
                                         ----------- ------------ ------------- ---------------
September 28, 2007
------------------
Auction rate securities and other        $    19,774 $          - $           - $        19,774
                                         ----------- ------------ ------------- ---------------
  Total available for sale securities    $    19,774 $          - $           - $        19,774
                                         =========== ============ ============= ===============

December 29, 2006
-----------------
Equity securities                        $       291 $      4,588 $           - $         4,879
Auction rate securities and other             66,537            4           (4)          66,537
                                         ----------- ------------ ------------- ---------------
  Total available for sale securities    $    66,828 $      4,592 $         (4) $        71,416
                                         =========== ============ ============= ===============

     In the second quarter of 2007, the Company sold an equity security investment which resulted in a pre-tax gain of $4.0 million ($2.6 million net of tax) or $0.11 per diluted share.

                                GREATBATCH, INC.
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con't) - Unaudited
--------------------------------------------------------------------------------

5.   INVENTORIES

     Inventories are comprised of the following (in thousands):

                               September 28,      December 29,
                                    2007               2006
                             -----------------  -----------------

     Raw materials           $          36,341  $          28,568
     Work-in-process                    17,748             13,528
     Finished goods                     14,476             15,571
                             -----------------  -----------------
       Total                 $          68,565  $          57,667
                             =================  =================

6.   INTANGIBLE ASSETS

     Amortizing intangible assets are comprised of the following (in thousands):

                                                Gross
                                               carrying     Accumulated    Net carrying
                                                 amount     amortization      amount
                                             ------------- --------------  ------------
      September 28, 2007
      ------------------
      Customer lists                         $     14,133  $       (374)   $     13,759
      Patented technology                          21,462       (14,472)          6,990
      Unpatented technology                        40,587       (12,961)         27,626
      Other                                         1,650        (1,430)            220
                                             ------------  -------------   ------------
      Total amortizing intangible assets     $     77,832  $    (29,237)   $     48,595
                                             ============  =============   ============

      December 29, 2006
      -----------------
      Patented technology                    $     21,462  $    (13,320)   $      8,142
      Unpatented technology                        30,886       (10,975)         19,911
      Other                                         1,340        (1,315)             25
                                             ------------  -------------   ------------
      Total amortizing intangible assets     $     53,688  $    (25,610)   $     28,078
                                             ============  =============   ============

     Aggregate amortization expense for the third quarter of 2007 and 2006 was $1.6 million and $0.9 million, respectively. Aggregate amortization expense for the nine months ended September 28, 2007 and September 29, 2006 was $3.6 million and $2.9 million, respectively. As of September 29, 2007, annual amortization expense is estimated to be $1.6 million for the remainder of 2007, $6.3 million for 2008, $5.6 million for 2009, $5.1 million for 2010, 2011 and 2012.

     The change in the carrying amount of goodwill during 2007 is as follows (in thousands):

                                                 IMC             ECP           Total
                                            -------------- --------------- --------------
     Balance at December 29, 2006           $      152,473 $         2,566 $      155,039
     Goodwill recorded for BIOMEC                    5,172               -          5,172
     Goodwill recorded for Enpath                   48,595               -         48,595
     Resolution of Enpath tax contingency             (20)               -           (20)
                                            -------------- --------------- --------------
     Balance at September 28, 2007          $      206,220 $         2,566 $      208,786
                                            ============== =============== ==============

                                GREATBATCH, INC.
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con't) - Unaudited
--------------------------------------------------------------------------------

7.   DEBT

     Long-term debt is comprised of the following (in thousands):

                                                         September 28,   December 29,
                                                              2007            2006
                                                         -------------   -------------

     2.25% convertible subordinated notes I, due 2013    $      52,218   $     170,000
     2.25% convertible subordinated notes II, due 2013         197,782               -
     Unamortized discount                                      (9,098)               -
                                                         -------------   -------------
     Total long-term debt                                $     240,902   $     170,000
                                                         =============   =============

     Convertible Subordinated Notes - In May 2003, the Company completed a private placement of $170 million of 2.25% convertible subordinated notes, due 2013 ("CSN I"). In November 2003, the Company had a registration statement with the Securities and Exchange Commission ("SEC") declared effective with respect to these notes and the underlying common stock. In March 2007, the Company entered into separate, privately negotiated agreements to exchange $117.8 million of CSN I for an equivalent principal amount of a new series of 2.25% convertible subordinated notes due 2013 ("CSN II") (collectively the "Exchange") at a 5% discount.

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

     The Exchange was accounted for as an extinguishment of debt and resulted in a pre-tax gain of $4.5 million ($2.9 million net of tax) or $0.12 per diluted share. As a result of the extinguishment, the Company had to recapture the tax interest expense that was previously deducted on the extinguished notes. This resulted in an additional current income tax liability of approximately $11.3 million, of which approximately $8.5 million has been paid as of September 28, 2007 and the remainder will be paid by the end of 2007. This amount was previously recorded as a non-current deferred tax liability on the balance sheet. The following is a summary of the significant terms of CSN I and CSN II:

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

                                GREATBATCH, INC.
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con't) - Unaudited
--------------------------------------------------------------------------------

     Beginning June 20, 2010, the Company may redeem any of the notes at a redemption price of 100% of their principal amount, plus accrued interest. Note holders may require the Company to repurchase their notes on June 15, 2010 or at any time prior to their maturity following a fundamental change, as defined in the indenture agreement, at a repurchase price of 100% of their principal amount, plus accrued interest. The notes are subordinated in right of payment to all of our senior indebtedness and effectively subordinated to all debts and other liabilities of the Company's subsidiaries.

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

     The notes are convertible at the option of the holders at such time as: (i) the closing price of the Company's common stock exceeds 150% of the conversion price of the notes for 20 out of 30 consecutive trading days;
     (ii) the trading price per $1,000 of principal is less than 98% of the product of the closing sale price of common stock for each day during any five consecutive trading day period and the conversion rate per $1,000 of principal; (iii) the notes have been called for redemption; (iv) the Company distributes to all holders of common stock rights or warrants entitling them to purchase additional shares of common stock at less than the average closing price of common stock for the ten trading days immediately preceding the announcement of the distribution; (v) the Company distributes to all holders of common stock any form of dividend which has a per share value exceeding 5% of the price of the common stock on the day prior to such date of distribution; (vi) the Company affects a consolidation, merger, share exchange or sale of assets pursuant to which its common stock is converted to cash or other property; (vii) the period beginning 60 days prior to but excluding June 15, 2013; and (viii) certain fundamental changes, as defined in the indenture agreement, occur or are approved by the Board of Directors.

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

     In addition, the New Credit Facility requires the Company to maintain a ratio of adjusted EBITDA, as defined in the credit agreement, to interest expense of at least 3.00 to 1.00, and a total leverage ratio, as defined in the credit agreement, of not greater than 5.00 to 1.00 from May 22, 2007 through September 29, 2009 and not greater than 4.50 to 1.00 from September 30, 2009 and thereafter.

     The New Credit Facility contains customary events of default. Upon the occurrence and during the continuance of an event of default, a majority of the lenders may declare the outstanding advances and all other obligations under the New Credit Facility immediately due and payable.

     There were no borrowings outstanding under the New Credit Facility as of September 28, 2007.

     Deferred Financing Fees - The following is a reconciliation of deferred financing fees for the third quarter of 2007, which are included in other assets (in thousands):

         Balance at June 29, 2007                 $         7,031
         Financing costs deferred                              11
         Write-off during the period                            -
         Amortization during the period                     (339)
                                                  ---------------
         Balance at September 28, 2007            $         6,703
                                                  ===============

                                GREATBATCH, INC.
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con't) - Unaudited
--------------------------------------------------------------------------------


8.   STOCK-BASED COMPENSATION

     Beginning in fiscal year 2006, the Company adopted SFAS No. 123 (revised
     2004), Share-Based Payment ("SFAS No. 123(R)"), and related SEC rules included in Staff Accounting Bulletin ("SAB") No. 107. Under SFAS No. 123(R) the Company records compensation costs related to all stock-based awards. Compensation costs related to share-based payments for the three and nine months ended September 28, 2007 totaled $1.4 million, $0.9 million net of tax, or $0.4 per diluted share and $4.3 million, $2.8 million net of tax, or $0.11 per diluted share, respectively. This compares to $1.6 million, $1.1 million net of tax, or $0.05 per diluted share and $4.2 million, $2.8 million net of tax, or $0.11 per diluted share for the three and nine months ended September 29, 2006, respectively.

     The following table summarizes stock option activity related to the Company's stock-based incentive plans:


                                                                    Weighted
                                                                     average
                                                        Weighted    remaining    Aggregate
                                                         average   contractual   intrinsic
                                           Number of    exercise      life        value(1)
                                         stock options    price    (in years)  (in millions)
                                         ----------------------------------------------------

Outstanding at January 1, 2006                1,397,160 $    23.16
     Granted(2)                                 483,265      23.92
     Exercised                                (160,605)      12.97
     Forfeited or Expired                      (93,291)      24.94
                                         --------------

Outstanding at December 29, 2006              1,626,529 $    24.27          7.4          $6.4
     Granted(3)                                 334,613      27.63
     Exercised                                (141,302)      19.10
     Forfeited or Expired                     (117,576)      27.50
                                         --------------

Outstanding at September 28, 2007             1,702,264 $    25.17          7.4          $5.0
                                         ====================================================
Exercisable at September 28, 2007               788,492 $    26.04          5.8          $2.4
                                         ====================================================

     (1) Intrinsic value is calculated for in-the-money options (exercise price less than market price) outstanding and/or exercisable as the difference between the market price of our common shares as of September 28, 2007 ($26.59) and the weighted average exercise price of the underlying options, multiplied by the number of options outstanding and/or exercisable.
     (2) Includes 183,648 performance based stock options which had a weighted average exercise price of $22.38 per share.
     (3) Includes 146,231 performance based stock options which had a weighted average exercise price of $29.65 per share.

                                GREATBATCH, INC.
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con't) - Unaudited
--------------------------------------------------------------------------------


     The weighted-average fair value and assumptions used to value options granted are as follows:

                                               Nine months ended
                                         -----------------------------
                                         September 28,   September 29,
                                              2007           2006
                                         --------------  -------------
     Weighted-average fair value                 $12.33         $10.85
     Risk-free interest rate                      4.62%          4.74%
     Expected volatility                            41%            43%
     Expected life (in years)                       5.4            5.4
     Expected dividend yield                         0%             0%

     The following table summarizes restricted stock and restricted stock unit activity related to the Company's plans:

                                                         Weighted average
                                              Activity      fair value
                                            ------------ ----------------
     Nonvested at January 1, 2006                 93,956 $          22.46
       Shares granted                            145,126            23.25
       Shares vested                            (25,911)            20.00
       Shares forfeited                          (9,015)            22.63
                                            ------------

     Nonvested at December 29, 2006              204,156 $          23.32
       Shares granted                            113,531            27.33
       Shares vested                             (9,436)            25.50
       Shares forfeited                          (7,618)            23.30
                                            ------------

     Nonvested at September 28, 2007             300,633 $          24.77

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

9.   OTHER OPERATING EXPENSE

     The following were recorded in other operating expense, net in the Company's Consolidated Statements of Operations and Comprehensive Income (in thousands):

                                                           Three months ended              Nine months ended
                                                     ------------------------------  -----------------------------
                                                     September 28,   September 29,   September 28,  September 29,
                                                          2007            2006            2007           2006
                                                     --------------  --------------  -------------  --------------
(a) Alden facility consolidation                     $            -  $            -  $           -  $          567
(b) Carson City facility shutdown and Tijuana
    facility consolidation No. 1                                 10             411            584           2,450
(c) Columbia facility shutdown, Tijuana facility
    consolidation No. 2 and RD&E consolidation                1,030           1,225          3,705           3,546
(d) ECP expansion                                               126               -            408               -
(e) Asset dispositions and other                                109           4,603             99           5,988
                                                     --------------  --------------  -------------  --------------
                                                     $        1,275  $        6,239  $       4,796  $       12,551
                                                     ==============  ==============  =============  ==============

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

     o    Costs related to the Tijuana Facility consolidation No. 1:
          a.   Production inefficiencies and revalidation - $0.5 million;
          b.   Relocation and moving - $0.1 million;
          c. Personnel (including travel, training and duplicate wages) - $1.7 million; and
          d.   Other - $0.7 million.

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

                                GREATBATCH, INC.
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con't) - Unaudited
--------------------------------------------------------------------------------


     Accrued liabilities related to the Carson City Facility shutdown are comprised of the following (in thousands):

                                        Severance and      Accelerated
                                          retention       depreciation         Other             Total
                                       ---------------  ----------------  ---------------  ----------------
     Restructuring charges             $         3,551  $            600  $           278  $          4,429
     Cash payments                             (2,394)                 -            (278)           (2,672)
     Write-offs                                      -             (600)                -             (600)
                                       ---------------  ----------------  ---------------  ----------------
     Balance, December 29, 2006        $         1,157  $              -  $             -  $          1,157

     Restructuring charges                         338                 -               26               364
     Cash payments                             (1,020)                 -             (26)           (1,046)
                                       ---------------  ----------------  ---------------  ----------------
     Balance, September 28, 2007       $           475  $              -  $             -  $            475
                                       ===============  ================  ===============  ================

     Accrued liabilities related to the Tijuana Facility consolidation No. 1 are comprised of the following (in thousands):

                                         Production
                                     inefficiencies and    Relocation
                                        revalidation       and moving        Personnel         Other            Total
                                     ------------------  ---------------  ---------------  --------------  ---------------
     Restructuring charges           $             293   $        124     $        1,701   $         636   $        2,754
     Cash payments                                (293)          (124)            (1,701)           (636)          (2,754)
                                     ------------------  ---------------  ---------------  --------------  ---------------
     Balance, December 29, 2006      $               -   $          -     $            -   $           -   $            -

     Restructuring charges                         220              -                  -               -              220
     Cash payments                                (220)             -                  -               -             (220)
                                     ------------------  ---------------  ---------------  --------------  ---------------
     Balance, September 28, 2007     $               -   $          -     $            -   $           -   $            -
                                     ==================  ===============  ===============  ==============  ===============

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

     The total estimated cost for this facility consolidation plan is anticipated to be between $11.1 million and $11.6 million of which $10.0 million has been incurred through September 28, 2007. The ARL move and closure portion of this consolidation project is complete. The Company expects to incur the remaining cost for the other portions of the consolidation project in 2007 and the first quarter of 2008, with cash payments being made through the second quarter of 2008.

                                GREATBATCH, INC.
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con't) - Unaudited
--------------------------------------------------------------------------------

     The major categories of costs include the following:

     o Costs related to the shutdown of the Columbia Facility and ARL and the move and consolidation of the RD&E functions to Clarence, NY:
          a.   Severance and retention - $3.7 to $3.9 million;
          b. Personnel (including travel, training and duplicate wages) - $1.4 million ;
          c. Accelerated depreciation/asset write-offs - $0.5 million; and d. Other - $0.4 to $0.5 million.

     o    Costs related to Tijuana Facility consolidation No. 2:

          a. Production inefficiencies and revalidation - $1.0 to $1.1 million;
          b.   Relocation and moving - $0.3 million;
          c. Personnel (including travel, training and duplicate wages) - $2.9 to $3.0 million; and
          d.   Other (including asset write-offs) - $0.9 million.

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

     Accrued liabilities related to the Columbia Facility and ARL shutdowns and the RD&E consolidation are comprised of the following (in thousands):

                                 Severance                          Accelerated
                                    and                           depreciation /
                                 retention       Personnel       asset write-offs          Other             Total
                               -------------- ---------------- --------------------- ----------------- ------------------
Restructuring charges          $       2,297  $           701  $                509  $            428  $           3,935
Cash payments                           (550)            (701)                    -              (428)            (1,679)
Write-offs                                 -                -                  (509)                -               (509)
                               -------------- ---------------- --------------------- ----------------- ------------------
Balance, December 29, 2006     $       1,747  $             -  $                  -  $              -  $           1,747

Restructuring charges                  1,127              363                   (54)               15              1,451
Cash payments                           (990)            (363)                    -               (15)            (1,368)
Write-offs                                 -                -                    54                 -                 54
                               -------------- ---------------- --------------------- ----------------- ------------------
Balance, September 28, 2007    $       1,884  $             -  $                  -  $              -  $           1,884
                               ============== ================ ===================== ================= ==================

                                GREATBATCH, INC.
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con't) - Unaudited
--------------------------------------------------------------------------------

     Accrued liabilities related to Tijuana Facility consolidation No. 2 are comprised of the following (in thousands):

                                      Production
                                  inefficiencies and    Relocation
                                     revalidation       and moving        Personnel          Other            Total
                                  ------------------ ---------------- ----------------- ---------------- ----------------
     Restructuring charges        $             264  $           149  $          1,594  $           317  $         2,324
     Cash payments                             (264)            (149)           (1,594)            (317)          (2,324)
                                  ------------------ ---------------- ----------------- ---------------- ----------------
     Balance, December 29, 2006   $               -  $             -  $              -  $             -  $             -

     Restructuring charges                      770              109               880              495            2,254
     Cash payments                             (770)            (109)             (880)            (495)          (2,254)
                                  ------------------ ---------------- ----------------- ---------------- ----------------
     Balance, September 28, 2007  $               -  $             -  $              -  $             -  $             -
                                  ================== ================ ================= ================ ================

     (d) Electrochem Commercial Power ("ECP") expansion. In February 2007, the Company announced that it will close its current manufacturing facility in Canton, MA and construct a new 80,000 square foot replacement facility in the Massachusetts area. The expected completion of this $28 million expansion project is mid-2008. The total expense to be recognized for this relocation is estimated to be $2.2 million to $2.4 million, of which $0.4 million has been incurred primarily related to accelerated depreciation. Costs related to this move are included in the ECP business segment and include the following:

     o Production inefficiencies and revalidation - $0.6 million;
     o Moving and facility closure - $0.9 million to $1.0 million;
     o Accelerated depreciation - $0.4 million; and
     o Other - $0.3 million to $0.4 million.

     (e) Asset dispositions and other. During the third quarter of 2007, the Company had various asset dispositions. During the third quarter of 2006, the Company recorded a loss of $4.4 million related to the write-off of a battery test system that was under development. Upon completion of the Company's engineering and technical evaluation, it was determined that the system could not meet the required specifications in a cost effective manner. This charge was included in the IMC business segment.

     In addition to the quarter disposals discussed above, the nine month period in 2007 includes $0.3 million of insurance proceeds received related to equipment damaged during transportation to the Tijuana Facility. The nine month period of 2006 also includes the loss of $0.5 million related to this equipment damaged (included in the IMC business segment) and an expense of $0.8 million for professional fees related to a potential acquisition that we no longer considered probable.

                                GREATBATCH, INC.
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con't) - Unaudited
--------------------------------------------------------------------------------


10.  INCOME TAXES

     Effective in the first quarter of 2007, the Company adopted the provisions of Financial Standards Accounting Board ("FASB") Interpretation ("FIN") No. 48 Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109. FIN No. 48, clarifies the accounting for uncertainty in income taxes recognized under SFAS No. 109. Additionally, in May 2007, the FASB published FASB Staff Position ("FSP") No. FIN No. 48-1, Definition of Settlement in FASB Interpretation No. 48, which clarifies how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. As of our adoption date of FIN No. 48, our accounting is consistent with the guidance in FSP FIN No. 48-1.

     Upon adoption of FIN No. 48, the Company did not recognize any adjustment to its $1.8 million of unrecognized tax benefits, all of which would favorably impact the effective tax rate (net of federal benefit on state issues), if recognized. The Company's unrecognized tax benefits consist of refund claims which did not meet the more likely than not threshold under FIN No. 48.

     During the third quarter of 2007, the balance of unrecognized tax benefits increased approximately $0.1 million as a result of filing positions taken on our 2006 tax returns. As of September 28, 2007, approximately $0.3 million of unrecognized tax benefits would impact goodwill if recognized. Of the remaining approximately $1.6 million of unrecognized tax benefits, approximately $1.3 million would favorably impact the effective tax rate (net of federal benefit on state issues), if recognized. The Company anticipates that the total unrecognized tax benefits could significantly change within the next twelve months due to the settlement of audits/appeals currently in process, however, quantification of an estimated range cannot be made at this time.

     The tax years 2004-2006 remain open to examination by the major taxing jurisdictions to which we are subject. The 2001 - 2003 tax years remain open in certain jurisdictions as a result of audits/appeals currently in process.

     The effective tax rate for 2007 includes the impact of the $16.1 million of acquired IPR&D written off, $13.8 million of which is not deductible for tax purposes. Excluding this expense, the effective tax rate for the three and nine months ended September 28, 2007 would have been approximately 32% compared to 24.3% and 32.5% for the same periods of 2006, respectively. During the third quarter of 2006, we adjusted our tax accounts to reflect the filing of our 2005 tax returns as well as the completion of various tax savings initiatives which resulted in the lower effective tax rate for that period.

     Subsequent to the end of the third quarter, Mexico enacted new tax legislation that will take effect on January 1, 2008. We are currently evaluating the impact of this tax law change on our financial statements.

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

     In connection with our acquisition of Enpath Medical, Inc. ("Enpath"), we assumed liability in connection with the following proceeding:

     On June 12, 2006, Enpath was named as defendant in a patent infringement action filed by Pressure Products Medical Supplies, Inc. and venued in the United States District Court in the Eastern District of Texas. On October 2, 2006, Enpath was officially served. Enpath has filed an answer denying liability and has filed counterclaims against the plaintiff alleging antitrust violations and patent misuse. The plaintiff has alleged that Enpath's FlowGuard(TM) valved introducer, which has been on the market for more than three years, infringes claims in the plaintiff's patents and is seeking damages and injunctive relief. Enpath believes that the plaintiff's claims are without merit and intends to pursue its defenses vigorously. Revenues from products sold that include the FlowGuard valved introducer were approximately 5% of Enpath's total revenue for 2007 ($29.3 million), 2006 ($36.8 million) and 2005 ($29.4 million). The lawsuit is currently in the discovery stage. The District Court held a hearing to construe the claims of the plaintiff's patents in August 2007, but has not yet issued its decision. It is not possible to predict the timing or outcome of this litigation at this time, including whether it will affect the Company's ability to sell its FlowGuard products, or to estimate the amount or range of potential loss.

     Product Warranties - The Company generally warrants that its products will meet customer specifications and will be free from defects in materials and workmanship. The Company accrues its estimated exposure to warranty claims based upon recent historical experience and other specific information as it becomes available.

     The change in aggregate product warranty liability for the quarter ended September 28, 2007 is as follows (in thousands):

     Beginning balance at June 29, 2007          $      1,817
     Reductions to warranty reserve                      (251)
     Warranty claims paid                                (340)
                                                 -------------
     Ending balance at September 28, 2007        $      1,226
                                                 =============

                                GREATBATCH, INC.
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con't) - Unaudited
--------------------------------------------------------------------------------

     Purchase Commitments - Contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase orders are normally based on our current manufacturing needs and are fulfilled by our vendors within short time horizons. We enter into blanket orders with vendors that have preferred pricing and terms, however these orders are normally cancelable by us without penalty. As of September 28, 2007, the total contractual obligation related to such expenditures is approximately $32.9 million and primarily relate to the construction of our new ECP manufacturing facility and the expansion of our corporate headquarters. These commitments will be financed by existing cash, short-term investments or cash generated from operations. We also enter into contracts for outsourced services; however, the obligations under these contracts were not significant and the contracts generally contain clauses allowing for cancellation without significant penalty.

12.  EARNINGS PER SHARE

     The following table reflects the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                                  Three months ended           Nine months ended
                                                              --------------------------- ---------------------------
                                                              September 28, September 29, September 28, September 29,
                                                                   2007          2006          2007          2006
                                                              ------------- ------------- ------------- -------------
     Numerator for basic earnings per share:
       Net income                                             $       5,000 $       3,239 $      12,270 $      14,732
     Effect of dilutive securities:
       Interest expense on convertible notes and related
       deferred financing fees, net of tax                              223             -         1,175         2,264
                                                              ------------- ------------- ------------- -------------
     Numerator for diluted earnings per share                 $       5,223 $       3,239 $      13,445 $      16,996
                                                              ============= ============= ============= =============

     Denominator for basic earnings per share:
       Weighted average shares outstanding                           22,214        21,816        22,129        21,788
     Effect of dilutive securities:
       Convertible subordinated notes                                 1,296             -         2,270         4,219
       Stock options and unvested restricted stock                      362           167           340           169
                                                              ------------- ------------- ------------- -------------
     Dilutive potential common shares                                 1,658           167         2,610         4,388
                                                              ------------- ------------- ------------- -------------
     Denominator for diluted earnings per share                      23,872        21,983        24,739        26,176
                                                              ============= ============= ============= =============

     Basic earnings per share                                 $        0.23 $        0.15 $        0.55 $        0.68
                                                              ============= ============= ============= =============
     Diluted earnings per share                               $        0.22 $        0.15 $        0.54 $        0.65
                                                              ============= ============= ============= =============

     The 2007 diluted weighted average share calculations do not include stock options of 319,000 and 600,000 for the three and nine month periods, respectively, as they are not dilutive to the earnings per share calculations. The 2006 diluted weighted average share calculations do not include 1,193,000 stock options for the three and nine month periods and 4,219,000 shares related to the Company's convertible subordinated notes for the three month period as they are not dilutive to the earnings per share calculations. The diluted weighted average share calculations for both periods in 2007 and 2006 also do not include 338,000 shares and 235,000 shares, respectively, of performance based stock options and restricted stock units as the performance criteria for those awards had not been met.

                                GREATBATCH, INC.
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con't) - Unaudited
--------------------------------------------------------------------------------

13.  COMPREHENSIVE INCOME

     The Company's comprehensive income includes net income and the net unrealized gain (loss) on its short-term investments available for sale adjusted for any realized gains/losses. The net unrealized gain (loss) on short-term investments available for sale reported on the Condensed Consolidated Statements of Operations and Comprehensive Income are shown net of a deferred income tax benefit of $0.5 million for the nine month period of 2007 and deferred income tax benefit of $0.06 million and deferred tax expense of $0.6 million for the three and nine month periods of 2006, respectively.

14.  BUSINESS SEGMENT INFORMATION

     The Company operates its business in two reportable segments: Implantable Medical Components ("IMC") and Electrochem Commercial Power ("ECP"). The IMC segment designs and manufactures critical components used in implantable medical devices. The principal components are batteries, capacitors, filtered feedthroughs, enclosures and precision components. Additionally, the IMC business includes value-added assembly of products that incorporate these components. The principal medical devices are pacemakers, defibrillators and neurostimulators. The IMC business segment also includes the operations acquired from Enpath and BIOMEC in 2007 (see
     Note 2), from the date of acquisition. The Enpath operations include revenue from designing, developing, manufacturing and marketing single use medical device products for the CRM, neuromodulation and interventional radiology markets including venous vessel and valved introducers, advanced delivery catheters that have a "fixed curve" or articulating distal tip section and implantable stimulation leads, adaptors and delivery systems for the cardiac and neuromodulation markets.

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

     The 2007 results for the IMC segment includes a $16.1 million IPR&D charge related to the BIOMEC and Enpath acquisitions.

                                GREATBATCH, INC.
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con't) - Unaudited
--------------------------------------------------------------------------------

     An analysis and reconciliation of the Company's business segment information to the respective information in the consolidated financial statements is as follows (in thousands):

                                                   Three months ended                         Nine months ended
                                        ----------------------------------------- -----------------------------------------
                                           September 28,        September 29,        September 28,        September 29,
 Sales:                                         2007                 2006                 2007                 2006
                                        -------------------- -------------------- -------------------- --------------------
    IMC
      ICD batteries                     $            12,265  $            11,456  $            37,657  $            35,129
      Pacemaker and other batteries                   4,701                4,439               16,449               16,156
      ICD capacitors                                  5,782                4,499               22,188               13,406
      Feedthroughs                                   14,448               17,355               49,851               47,944
      Enclosures                                      4,584                5,698               16,284               19,143
      Introducers, catheters and leads               10,047                    -               11,632                    -
      Other medical                                  15,176               13,560               45,730               42,565
                                        -------------------- -------------------- -------------------- --------------------
   Total IMC                                         67,003               57,007              199,791              174,343
   ECP                                               12,006               12,287               34,540               33,656
                                        -------------------- -------------------- -------------------- --------------------
   Total sales                          $            79,009  $            69,294  $           234,331  $           207,999
                                        ==================== ==================== ==================== ====================

 Segment income from operations:
   IMC                                  $            10,930  $             3,476  $            18,147  $            23,144
   ECP                                                2,445                3,976                7,577               10,061
                                        -------------------- -------------------- -------------------- --------------------
   Total segment income from operations              13,375                7,452               25,724               33,205
   Unallocated operating expenses                    (3,035)              (3,387)             (11,129)             (11,961)
                                        -------------------- -------------------- -------------------- --------------------
   Operating income as reported                      10,340                4,065               14,595               21,244
   Unallocated other income (expense)                  (596)                 215                9,001                  582
                                        -------------------- -------------------- -------------------- --------------------
   Income before provision for income
     taxes as reported                  $             9,744  $             4,280  $            23,596  $            21,826
                                        ==================== ==================== ==================== ====================

15.  SUBSEQUENT EVENTS

     On October 29, 2007, the Company announced that its wholly-owned subsidiary, Electrochem Commercial Power, acquired substantially all of the assets of IntelliSensing LLC ("IntelliSensing") for approximately $3.9 million in cash plus/minus any working capital adjustment as defined in the purchase agreement. IntelliSensing designs and manufactures wireless sensor solutions that measure temperature, pressure, flow and other critical data.

     On October 30, 2007, the Company announced that it has signed a definitive agreement to acquire substantially all of the assets of Quan Emerteq LLC ("Quan Emerteq") for approximately $55 million in cash plus/minus any working capital adjustment as defined in the purchase agreement. The Company expects to close this transaction in November 2007. Quan Emerteq designs, develops and manufactures single use medical device products for the vascular, cardiac rhythm management and neurostimulation markets.

                                GREATBATCH, INC.
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con't) - Unaudited
--------------------------------------------------------------------------------

     On November 5, 2007, the Company announced that its wholly-owned subsidiary, Electrochem Commercial Power, signed a definitive agreement to acquire substantially all of the assets of Engineered Assemblies Corporation ("EAC") for approximately $12 million in cash plus/minus any working capital adjustment as defined in the purchase agreement. The Company expects to close this transaction in November 2007. EAC is a leading provider of custom battery solutions and electronics integration focused on rechargeable battery systems.

16.  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities--Including an amendment of FASB Statement No. 115. This Statement provides entities with an option to choose to measure eligible items at fair value at specified election dates. If elected, an entity must report unrealized gains and losses on the item in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method, is irrevocable (unless a new election date occurs), and is applied only to entire instruments and not to portions of instruments. The Company is still evaluating the impact of SFAS No. 159 on its financial statements, which is effective beginning in fiscal year 2008.

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

Most of the IMC products that we sell are utilized by customers in cardiac rhythm management ("CRM") devices. The CRM market comprises devices utilizing high-rate batteries and capacitors such as implantable cardioverter defibrillators ("ICDs") and cardiac resynchronization therapy ("CRT") with backup defibrillation devices ("CRT-D") and devices utilizing low or medium rate batteries but no capacitors (pacemakers and CRTs). All CRM devices utilize other components such as enclosures and feedthroughs, and certain CRM devices utilize electromagnetic interference ("EMI") filtering technology. With the acquisition of Enpath Medical, Inc. ("Enpath") in 2007, we now develop and manufacture vascular access devices used primarily in the CRM market. These include venous vessel and valved introducers, advanced delivery catheters that have a "fixed curve" or articulating distal tip section, and implantable stimulation leads, adaptors and delivery systems for the cardiac and neuromodulation markets.

Our Customers
-------------

Our products are designed to provide reliable, long lasting solutions that meet the evolving requirements and needs of our customers and the end users of their products. Our medical customers include leading IMD manufacturers such as Boston Scientific, St. Jude Medical, Medtronic, Biotronik, Cyberonics and the Sorin Group. A substantial part of our business is conducted with a limited number of customers. For the first nine months of 2007, Boston Scientific, Medtronic and St. Jude Medical collectively accounted for approximately 67% of our total sales. With the acquisition of Enpath in 2007, we were able to deepen our relationships with many of our larger customers while at the same time broadening both our market and product reach. The nature and extent of our selling relationships with each CRM customer are different in terms of breadth of component products purchased, purchased product volumes, length of contractual commitment, ordering patterns, inventory management and selling prices.

Our ECP customers are primarily companies involved in oil and gas exploration, pipeline inspection, telematics, oceanographic equipment, seismic, communication, military and aerospace applications industries.

We have entered into long-term supply agreements with some of our customers. For each of our products, we recognize revenue when the products are shipped and title passes.

Business Highlights
-------------------

Our CEO's View
--------------

This was our third consecutive quarter of record sales, which included the benefits of our acquisition growth strategy. After adjusting for the acquisition of Enpath, our organic growth rate for the year is 7%, which exceeds our market growth rate, and sales were consistent with the prior year quarter due to customer inventory adjustments. Additionally, our manufacturing initiatives have led to improvement in our cost of sales as a percentage of sales. Even though we have been impacted by our customer actions in the short-term, we are positioned to take advantage of our long-term growth opportunities as we further leverage our Company.

On a strategic front, the recently announced acquisitions (see Note 15 of the Condensed Consolidated Financial Statements), combined with the earlier acquisitions of Enpath and BIOMEC, are enhancing the overall capabilities of Greatbatch including 1) increasing our CRM, neurostimulation and commercial market presence, 2) enhancing our product offering by providing new competencies in the areas of rechargeable cells, wireless sensors, enhanced design and prototyping capabilities, regulatory expertise and established important clinical relationships and 3) giving us entree into the therapy delivery markets, which brings new growth opportunities and several new blue chip customers allowing for cross selling opportunities. The business model of the acquired companies is very synergistic with the strategic direction of Greatbatch - technology leadership through proprietary innovation - and supports our device field of view of becoming an even more important OEM supplier through added customer content and capabilities.

Product Development
-------------------

Currently, the company is developing a series of new products for customer applications in the CRM, neurostimulation and commercial markets.

Some of the key development initiatives are as follows:

     1.   Continue the evolution of our Q series high rate ICD batteries.
     2. Complete the development of a high voltage and high energy density capacitor system.
     3. Develop Q series medium rate battery for neurostimulation and pacemaker applications.
     4. Augment our existing rechargeable battery with a new rechargeable battery offering for use in neurostimulation applications.
     5.   Develop MRI compatible technology for our medical components.
     6.   Develop rechargeable battery packs for use in commercial applications.
     7. Continue development of the batteries and capacitors used in intravascular ICD devices.

IMC. Our near term focus for growth in the medical battery market, a portion of our IMC business, is the introduction of our Q-Series batteries. Initially they will be available in two configurations - QHR (High Rate) and QMR (Medium Rate). These batteries hold the promise of unparalleled performance in a wide range of implantable device and neurostimulation applications and allow our customers to incorporate advanced power-hungry features into these devices. These batteries deliver advanced performance to an industry that historically embraces new products. We believe the Q-Series will represent a major breakthrough by combining a smaller size with greater energy density (more power). The first ICD device implant with our new QHR technology occurred in the third quarter of 2006. We also released a new, non-proprietary model of medium-rate implantable "Q" series battery. Our rechargeable battery program also continues to make progress in qualification and is receiving tremendous interest from neurostimulation customers.

In addition to our battery programs, we continue to advance our ICD capacitor technology with the development of a higher energy capacitor expected for release in 2009. Furthermore, we continue to develop the technology for a next generation higher voltage capacitor.

Finally, enabling safe MRI device interaction continues to remain a key focus and represents a potential growth opportunity for the company. We anticipate unveiling a series of new technologies in this area in the near future.

With the acquisition of BIOMEC, we now offer our customers device engineering expertise along with full device assembly utilizing our proprietary components. This enables us to work in conjunction with our customer's design teams to build more sophisticated devices. Approximately $2.3 million of the BIOMEC purchase price was allocated to the estimated fair value of acquired in-process research and development ("IPR&D") projects that had not yet reached technological feasibility and had no alternative future use as of the acquisition date. The value assigned to IPR&D relates to projects that incorporate BIOMEC's novel-polymer coating (biomimetic) technology that mimics the surface of endothelial cells of blood vessels. The estimated fair value of these projects was determined using a discounted cash flow model. This model utilized discount rates that took into consideration the stage of completion and the risks surrounding the successful development and commercialization of each of the IPR&D projects of approximately 40% which is consistent with these projects being in the early development stage. The Company expects various products that utilize the biomimetic coatings technology to be commercially launched by original equipment manufacturers ("OEM") in 2009 once Food and Drug Administration ("FDA") approval is received. With BIOMEC, the Company acquired grants that will fund the remaining development costs for these products. There were no significant changes from our original estimates with regards to these projects during the third quarter of 2007.

With the acquisition of Enpath, we added a complementary business that further expands our product and service offerings to the CRM and neurostimulation marketplaces. This acquisition also broadened our market reach into the vascular segment as well as added several new customers. These factors support our long-term objective of customer and market diversification. Enpath's currently marketed products include:

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

Approximately $13.8 million of the Enpath purchase price was allocated to the preliminary estimated fair value of acquired IPR&D projects that had not yet reached technological feasibility and had no alternative future use. These projects primarily represent the next generation of products already being sold by Enpath which incorporate new enhancements and customer modifications. The Company expects to commercially launch various introducer products in 2008 and 2009 and various catheter products in 2009 which will replace existing products. For purposes of valuing the acquired purchased research and development, the Company estimated total costs to complete the introducer projects to be approximately $0.3 million and $0.5 million to complete the catheter projects. If we are not successful in completing these projects on a timely basis, our future sales from introducers and catheters may be adversely affected resulting in erosion of our market share. There were no significant changes from our original estimates with regards to these projects during the third quarter of 2007.

ECP. ECP continues to develop new and innovative power solutions for the world's most demanding commercial applications. ECP has developed a new high energy lithium cell for a customer in the telematics market. Due to their exceptional high energy, two of these new cells are capable of providing power for the entire 10-year life of the telematics device. ECP also has developed a battery pack capable of withstanding harsh operating conditions such as high vibration, high shock, salt spray, high temperature, low temperature, and high humidity.

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

Cost Savings and Consolidation Efforts
--------------------------------------

During 2005, we initiated several significant cost savings and consolidation efforts, the implementation of which continued during 2006 and the first nine months of 2007.

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

The Company ceased operating at the Carson City Facility on July 15, 2007. The total cost for this consolidation effort was $7.8 million. The Company anticipates that the $0.5 million of severance accrued as of September 28, 2007 related to this consolidation project will be paid out over the next two quarters.
The major categories of costs include the following:

o        Costs related to the shutdown of the Carson City Facility:
         - Severance and retention - $3.9 million;
         - Accelerated depreciation - $0.6 million; and
         - Other - $0.3 million.

o        Costs related to the Tijuana Facility consolidation No. 1:
         - Production inefficiencies and revalidation - $0.5 million;
         - Relocation and moving - $0.1 million;
         - Personnel (including travel, training and duplicate wages) - $1.7 million; and
         - Other - $0.7 million.

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

The total revised estimated cost for this facility consolidation plan is anticipated to be between $11.1 million and $11.6 million. To date, we have expensed $10.0 million related to these projects and expect to incur the remaining costs in 2007 and the first quarter of 2008, with cash payments being made through the second quarter of 2008. All categories of costs are considered to be future cash expenditures, except for accelerated depreciation and asset write-offs.

Approximately $3.9 million of the Columbia Facility and ARL shutdown costs were incurred in 2005 and 2006 ($0.5 million for assets written-off), and $1.5 million were incurred in the first three quarters of 2007. Approximately $1.4 million was paid in cash during the first nine months of 2007. Tijuana Facility consolidation plan No. 2 expenses of $2.3 million were incurred and paid in cash in 2006 and $2.3 million in the first three quarters of 2007.

Once the moves are completed, the Company anticipates annual cost savings in the range of $5.0 million to $6.0 million. The expenses for the Columbia Facility and ARL shutdowns, the Tijuana Facility consolidation No. 2 and the RD&E consolidation are included in the IMC business segment.

ECP Expansion. In February 2007, the Company announced that it will close its current manufacturing facility in Canton, MA and construct a new 80,000 square foot replacement facility in the Massachusetts area. The expected completion of this $28 million expansion project is mid-2008. The total expense to be recognized for this relocation is estimated to be $2.2 million to $2.4 million. During the first nine months of 2007, $0.4 million of costs were incurred related to this project, which were primarily non-cash items. Costs related to this move are included in the ECP business segment.

Our Financial Results
---------------------

We utilize a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31st. For 52-week years, each quarter contains 13 weeks. The third quarter of 2007 and 2006 each contained 13 weeks and ended on September 28, and September 29, respectively. The commentary that follows should be read in conjunction with our condensed consolidated financial statements and related notes and with the Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K for the fiscal year ended December 29, 2006.

                                         Three months ended                              Nine months ended
                                    ----------------------------                    ---------------------------
                                    September 28,  September 29,    $        %      September 28, September 29,     $        %
In thousands, except per share data      2007          2006       Change   Change       2007          2006        Change   Change
-----------------------------------------------------------------------------------------------------------------------------------
IMC
     ICD batteries                  $      12,265  $     11,456       809        7% $   37,657  $     35,129      2,528        7%
     Pacemaker and other batteries          4,701         4,439       262        6%     16,449        16,156        293        2%
     ICD capacitors                         5,782         4,499     1,283       29%     22,188        13,406      8,782       66%
     Feedthroughs                          14,448        17,355    (2,907)     -17%     49,851        47,944      1,907        4%
     Enclosures                             4,584         5,698    (1,114)     -20%     16,284        19,143     (2,859)     -15%
     Introducers, catheters and
      leads                                10,047             -    10,047      N/A      11,632             -     11,632      N/A
     Other medical                         15,176        13,560     1,616       12%     45,730        42,565      3,165        7%
                                    ---------------------------------------------------------------------------------------------
Total IMC                                  67,003        57,007     9,996       18%    199,791       174,343     25,448       15%
ECP                                        12,006        12,287      (281)      -2%     34,540        33,656        884        3%
                                    ---------------------------------------------------------------------------------------------
Total sales                                79,009        69,294     9,715       14%    234,331       207,999     26,332       13%

Cost of sales - excluding
 amortization of intangible assets         48,647        42,709     5,938       14%    141,697       125,087     16,610       13%
Cost of sales - amortization
of intangible assets                        1,222           948       274       29%      3,164         2,864        300       10%
                                    ---------------------------------------------------------------------------------------------
Total Cost of sales                        49,869        43,657     6,212       14%    144,861       127,951     16,910       13%
Cost of sales as a % of sales                63.1%         63.0%               0.1%       61.8%         61.5%                0.3%

Selling, general, and
 administrative expenses (SG&A)            11,362         9,311     2,051       22%     32,130        28,191      3,939       14%
SG&A as a % of sales                         14.4%         13.4%               1.0%       13.7%         13.6%                0.1%

Research, development and
 engineering costs, net (RD&E)              8,423         6,022     2,401       40%     21,856        18,062      3,794       21%
RD&E as a % of sales                         10.7%          8.7%               2.0%        9.3%          8.7%                0.6%

Other operating expense, net                 (985)        6,239    (7,224)    -116%     20,889        12,551      8,338       66%
                                    ---------------------------------------------------------------------------------------------
Operating income                           10,340         4,065     6,275      154%     14,595        21,244     (6,649)     -31%
Operating margin                             13.1%          5.9%               7.2%        6.2%         10.2%               -4.0%

Interest expense                            2,112         1,135       977       86%      5,345         3,433      1,912       56%
Interest income                            (1,586)       (1,521)      (65)      -4%     (6,028)       (4,066)    (1,962)      48%
Other (income) expense, net                    70           171      (101)      59%     (8,318)           51     (8,369)     N/A
Provision for income taxes                  4,744         1,041     3,703      356%     11,326         7,094      4,232       60%
Effective tax rate                           48.7%         24.3%              24.4%       48.0%         32.5%               15.5%
                                    ---------------------------------------------------------------------------------------------

Net income                          $       5,000  $      3,239  $  1,761       54% $   12,270  $     14,732  $  (2,462)     -17%
                                    =============================================================================================
Net margin                                    6.3%          4.7%               1.6%        5.2%          7.1%               -1.9%
Diluted earnings per share          $        0.22  $       0.15  $   0.07       47% $     0.54  $       0.65  $   (0.11)     -17%

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

IMC sales increased 18% and 15% for the three and nine month periods of 2007, respectively, and includes sales from the former Enpath of $10.0 million and $11.6 million, respectively. Additionally, sales were driven by growth of ICD capacitors, ICD batteries and our assembly business offset by decreases in sales of feedthroughs (QTD) and enclosures.

The increase in ICD capacitor sales was primarily the result of a customer supply issue during the first half of 2007, which has subsequently been resolved. For the year, we experienced growth in our feedthrough business, which was primarily being driven by the continued acceptance of filtered feedthrough technology and domestic market share penetration. During the third quarter, the Company received lower demand forecasts from its larger customers. We believe that these revisions include the impact of inventory adjustments as well as our customers' revised outlook for the balance of the year. ICD battery sales increased by 7% over both prior year periods. ICD battery sales softened through the balance of 2006 reflecting the general slowdown in the ICD market but began to rebound in the first three quarters of 2007. Based upon the updated demand forecasts from our larger customers', we expect our lower sales volume to continue in the fourth quarter. The variances in our enclosure and assembly revenues are due to both product mix and prices.

ECP. Similar to IMC customers, we have pricing arrangements with our customers that many times do not specify minimum quantities. Our visibility to customer ordering patterns is over a relatively short period of time.

ECP sales were consistent with the prior year third quarter and increased 3% for the nine month period. ECP revenue for the 2006 quarter included approximately $2 million of customer inventory stocking. The core growth in ECP sales primarily came from oil and gas, pipeline inspection and military markets. Oil and gas drilling and pipeline inspection activity remains strong. Additionally, we continue to gain market share across our markets.

Cost of sales

Changes from the prior year to cost of sales as a percentage of sales were primarily due to the following:

                                                                    September 28, 2007
                                                               Three months    Nine months
                                                                   ended          ended
                                                              --------------- --------------
     Excess capacity at Tijuana Facility (a)                           -1.2%           -1.1%
     Mix change (b)                                                     0.5%            0.8%
     Enpath inventory step-up amortization(c)                           1.4%            0.6%
     Enpath amortization of intangible assets (d)                       0.3%            0.1%
     Inventory warranty reserves (e)                                   -1.1%           -0.1%
     Other                                                              0.2%            0.0%
                                                              --------------  --------------
     Total percentage point change to cost of sales as a
       percentage of sales                                              0.1%            0.3%
                                                              ==============  ==============

(a) The Tijuana Facility was fully operational in 2006 but was not being fully utilized as it was only producing sub-assemblies. In 2007, primarily in the second quarter, the facility is producing increased volumes of sub-assemblies and the majority of our filtered feedthroughs, thus reducing excess capacity. In accordance with the Company's inventory accounting policy, excess capacity costs are expensed.
(b) The revenue increase from 2006 was primarily in lower margin products, which included our assembly business as well as the addition of the lower margin introducer, catheter and leads operations acquired with Enpath.
(c) The Company completed its acquisition of Enpath on June 15, 2007. The 2007 quarter and year-to-date periods include $1.1 million and $1.3 million, respectively, of inventory step-up amortization related to the Enpath acquisition. As of September 28, 2007, there was no additional inventory step-up adjustment remaining to be amortized.
(d) The Company completed its acquisition of Enpath on June 15, 2007. The 2007 quarter and year-to-date periods include $0.3 million of amortization related to intangible assets recorded as a result of that acquisition.
(e) Variances relate to a decrease in inventory warranty reserves. The Company allows customers to return defective or damaged products for credit, replacement, or exchange. The Company generally warrants that its products will meet customer specifications and will be free from defects in materials and workmanship. The Company accrues its estimated exposure to warranty claims as cost of sales based upon recent historical experience and other specific information as it becomes available.

We expect our cost of sales as a percentage of sales to decrease over the next several years as a result of our consolidation efforts, the elimination of excess capacity and the elimination of inventory step-up amortization related to the Enpath acquisition. Excess capacity for the Tijuana Facility is not expected to be fully eliminated until the beginning of 2008 when the last announced consolidation effort is anticipated to be completed (see "Cost Savings and Consolidation Efforts" section of this Management Discussion and Analysis).

SG&A expenses

Changes from the prior year to SG&A expenses were due to the following (in thousands):

                                                             September 28, 2007
                                                     Three months          Nine months
                                                         ended                ended
                                                  -------------------  --------------------
     SG&A related to Enpath (a)                   $            1,935   $             2,232
     Stock-based and incentive compensation (b)                 (829)                 (504)
     Increased workforce (c)                                     180                   930
     Director fees (d)                                            18                   183
     Professional and consulting fees (e)                        170                   442
     Other (f)                                                   577                   656
                                                  -------------------  --------------------
         Net increase in SG&A                     $            2,051   $             3,939
                                                  ===================  ====================

(a) The Company completed its acquisition of Enpath on June 15, 2007. Accordingly, year over year comparisons will continue to be impacted by this acquisition through the second quarter of 2008.
(b) The decrease in stock-based compensation is related to leadership transition costs incurred in 2006. Stock-based compensation is expected to increase in the future which is consistent with the growth in the Company's workforce. Incentive compensation is accrued based upon the achievement of performance goals relative to planned results.
(c) The increase in workforce is a result of our planned increase in marketing and sales personnel.
(d) The increase in director fees is consistent with our amended director compensation plan as discussed in our 2006 proxy statement.
(e) The increase in professional and consulting fees is consistent with the increase in corporate development initiatives of the Company as well as increased contract negotiations.
(f) The increase in other SG&A costs is primarily due to overall growth of the Company as well as an increase in various corporate development initiatives.

RD&E expenses

Net research, development and engineering costs are as follows (in thousands):

                                               Three months ended                   Nine months ended
                                       ----------------------------------  -----------------------------------
                                         September 28,    September 29,      September 28,     September 29,
                                             2007              2006              2007              2006
                                       ----------------- ----------------  ----------------- -----------------

Research and development costs         $          4,493  $         3,852   $         12,035  $         11,800
                                       ----------------- ----------------  ----------------- -----------------

Engineering costs                                 5,389            2,521             12,511             7,697
Less cost reimbursements                         (1,459)            (351)            (2,690)           (1,435)
                                       ----------------- ----------------  ----------------- -----------------
Engineering costs, net                            3,930            2,170              9,821             6,262
                                       ----------------- ----------------  ----------------- -----------------
Total research and development and
  engineering costs, net               $          8,423  $         6,022   $         21,856  $         18,062
                                       ================= ================  ================= =================

The increase in RD&E expenses for the three and nine month periods ended September 28, 2007 is primarily due to the planned increase in engineering personnel costs (headcount), as we continue to invest substantial resources to develop new products. In terms of the development costs billed, reimbursements were higher due to the timing of reimbursable development projects as well as higher design engineering services activity which includes operations of the former BIOMEC. Reimbursements for achieving certain development milestones are netted against gross spending.

Acquired in-process research and development

Approximately $2.3 million and $13.8 million of the BIOMEC and Enpath purchase price, respectively, represents the estimated fair value of IPR&D projects acquired from those companies. These projects had not yet reached technological feasibility and had no alternative future use as of the acquisition date, thus were immediately expensed on the date of acquisition. The Enpath IPR&D valuation was lowered by $2.3 million during the third quarter of 2007 due to the finalization of assumptions used in the excess earnings analysis. These assumptions primarily related to the allocation of R&D costs between new and existing customers.

Other operating expense

Other operating expense for 2007 and 2006 are comprised of the following costs (in thousands):

                                                        Three months ended           Nine months ended
                                                    --------------------------- ---------------------------
                                                    September 28, September 29, September 28, September 29,
                                                         2007          2006          2007          2006
                                                    ------------- ------------- ------------- -------------
(a) Alden facility consolidation                    $           - $           - $           - $         567
(a) Carson City facility shutdown and Tijuana
    facility consolidation No. 1                               10           411           584         2,450
(a) Columbia facility shutdown, Tijuana facility
    consolidation No. 2 and RD&E consolidation              1,030         1,225         3,705         3,546
(a) ECP expansion                                             126             -           408             -
(b) Asset dispositions and other                              109         4,603            99         5,988
                                                    ------------- ------------- ------------- -------------
                                                    $       1,275 $       6,239 $       4,796 $      12,551
                                                    ============= ============= ============= =============

(a) Refer to the "Cost Savings and Consolidation Efforts" discussion for disclosure related to the timing and level of remaining expenditures for these items as of September 28, 2007.
(b) During the third quarter of 2007, the Company had various asset dispositions. During the third quarter of 2006, the Company recorded a loss of $4.4 million related to the write-off of a battery test system that was under development. Upon completion of the Company's engineering and technical evaluation, it was determined that the system could not meet the required specifications in a cost effective manner. This charge was included in the IMC business segment.

     In addition to the quarter variances discussed above, the nine month period in 2007 includes $0.3 million of insurance proceeds received related to equipment damaged during transportation to the Tijuana Facility. The nine month period in 2006 includes the loss of $0.5 million related to this damaged equipment (included in the IMC business segment) and an expense of $0.8 million for professional fees related to a potential acquisition that we no longer considered probable.

Interest expense and interest income

Interest expense for the three and nine month periods ended September 28, 2007 is higher than the prior year periods primarily due to the additional $80 million of 2.25% convertible notes issued at the end of the first quarter of 2007 and additional amortization of deferred fees and discounts associated with these notes and the notes exchanged during the first quarter (See "Gain on extinguishment of debt").

Interest income for the nine months ended September 28, 2007 increased in comparison to the same period of 2006 primarily due to increased cash, cash equivalents and short-term investment balances. Interest income for the third quarter of 2007 was consistent with the same period of 2006. In the future, interest income is expected to be lower as a result of the cash deployed in connection with the BIOMEC and Enpath acquisitions near the end of the second quarter of 2007, as well as the cash that will be deployed in connection with the acquisitions announced subsequent to September 28, 2007. See note 15 of the condensed consolidated financial statements.

Gain on sale of investment security

In the second quarter of 2007, the Company sold an equity security investment which resulted in a pre-tax gain of $4.0 million ($2.6 million net of tax) or $0.11 per diluted share.

Gain on extinguishment of debt

In March 2007, the Company entered into separate, privately negotiated agreements to exchange $117.8 million of the original $170.0 million of 2.25% convertible subordinated notes due 2013 ("CSN I") for an equivalent principal amount of a new series of 2.25% convertible subordinated notes due 2013. The primary purpose of this transaction was to eliminate the June 15, 2010 call and put option that is included in the terms of CSN I. This exchange was accounted for as an extinguishment of debt and resulted in a net pre-tax gain of $4.5 million ($2.9 million net of tax) or $0.12 per diluted share.

Provision for income taxes

The effective tax rate for 2007 includes the impact of the $16.1 million of acquired IPR&D written off, $13.8 million of which is not deductible for tax purposes. Excluding the impact of this expense, the effective tax rate for the three and nine months ended September 28, 2007 would have been approximately 32% compared to 24.3% and 32.5% for the same periods of 2006. During the third quarter of 2006, we adjusted our tax accounts to reflect the filing of our 2005 tax returns as well as the completion of various tax savings initiatives which resulted in the lower effective tax rate for that period. We expect our effective tax rate to be approximately 48% for the remainder of 2007.

Subsequent to the end of the third quarter, Mexico enacted new tax legislation that will take effect on January 1, 2008. We are currently evaluating the impact of this tax law change on our financial statements.

Liquidity and Capital Resources
-------------------------------

                                                              September 28,  December 29,
(Dollars in millions)                                              2007          2006
                                                              -------------  ------------

Cash and cash equivalents and short-term investments (a)(b)   $       115.8  $      142.6
Working capital (b)                                           $       184.7  $      199.1
Current ratio (b)                                                   4.5:1.0       5.7:1.0

(a) Short-term investments consist of investments acquired with maturities that exceed three months and are less than one year at the time of acquisition, equity securities classified as available-for-sale and auction rate securities.
(b) Cash and cash equivalents and short-term investments, working capital and our current ratio decreased primarily due to the $109.7 million of cash used to acquire BIOMEC and Enpath partially offset by $69.4 million of net cash received from the issuance of additional 2.25% convertible subordinated notes due 2013 in March 2007 and cash provided by operating activities of $30.8 million.

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

The New Credit Facility contains limitations on the incurrence of indebtedness, limitations on the incurrence of liens and licensing of intellectual property, limitations on investments and restrictions on certain payments. Except to the extent paid for by common equity of Greatbatch or paid for out of cash on hand, the New Credit Facility limits the amount paid for acquisitions to $100 million. The restrictions on payments, among other things, limit repurchases of Greatbatch's stock to $60 million and limits the ability of the Company to make cash payments upon conversion of our convertible subordinated notes. In addition, the New Credit Facility requires the Company to maintain a ratio of adjusted EBITDA, as defined in the agreement, to interest expense of at least
3.00 to 1.00, and a total leverage ratio, as defined in the credit agreement, of not greater than 5.00 to 1.00 from May 22, 2007 through September 29, 2009 and not greater than 4.50 to 1.00 from September 30, 2009 and thereafter. The New Credit Facility contains customary events of default. Upon the occurrence of an event of default, a majority of the lenders may declare all obligations under the New Credit Facility immediately due and payable.

There were no borrowings outstanding under the New Credit Facility as of September 28, 2007. The Company expects to fund the acquisitions announced subsequent to September 28, 2007 with cash, short-term investments and borrowings under the New Credit Facility. See note 15 of the condensed consolidated financial statements.

Operating activities

Net cash flows from operating activities for the nine months ended September 28, 2007 increased $6.1 million over the comparable period in 2006. This increase was primarily the result of a $4.3 million increase in net income excluding non-cash items (i.e. depreciation, amortization, stock-based compensation, gains/loss on investments, disposal of PP&E, and debt extinguishment, and IPR&D charges). The extinguishment of debt in 2007 resulted in a reclassification of approximately $11.3 million of current income tax liability, of which approximately $8.5 million has been paid as of September 28, 2007 and the remainder will be paid by the end of 2007. This amount was previously recorded as a non-current deferred tax liability on the balance sheet.

Investing activities

Net cash used in investing activities of $71.2 million for the nine months ended September 28, 2007 increased over the comparable period in 2006. This was primarily the result of the acquisitions of BIOMEC and Enpath in 2007 ($109.7 million) which were funded with both short-term investments and cash on hand. Approximately, $3.5 million of the property, plant and equipment acquired during the first nine months of 2007 relate to construction of our new ECP manufacturing facility in the Massachusetts area and the expansion of our corporate headquarters. Total cash expenditures under these projects is expected to be approximately $36 million which will be paid throughout the remainder of 2007 and 2008. The remainder of the property, plant and equipment purchases relate to routine investment in order to support our internal growth and to maintain our technology leadership. In addition to the above, in 2007 we made an additional $2.0 million investment in IntElect Medical, Inc., an early stage neurostimulation device company that works in conjunction with the Cleveland Clinic.

Financing activities

Cash flow provided by financing activities for the first nine months of 2007 was primarily related to net proceeds of $76.0 million received in connection with the issuance of 2.25% convertible subordinated notes due 2013 during the first quarter. The Company has paid approximately $6.6 million of financing fees related to this transaction as well as the new revolving credit agreement discussed above. In connection with the Enpath acquisition, the Company acquired $7.1 million of debt which it subsequently paid down with short-term investments and cash on hand. Cash flows from financing activities also include cash received from stock option exercises for both 2007 and 2006.

Capital structure

At September 28, 2007, our capital structure consisted of $240.9 million of convertible subordinated notes and our 22.5 million shares of common stock outstanding. We have $115.8 million in cash, cash equivalents and short-term investments and are in a position to finance our future acquisitions. We are also authorized to issue 100 million shares of common stock and 100 million shares of preferred stock. The market value of our outstanding common stock since our IPO has exceeded our book value; accordingly, we believe that if needed we can access public markets to sell additional common or preferred stock assuming conditions are appropriate.

Our capital structure allows us to support our internal growth and provides liquidity for corporate development initiatives. Our current expectation for 2007 is that capital spending will be in the range of $20.0 million to $35.0 million.

Off-Balance Sheet Arrangements
------------------------------

We have no off-balance sheet arrangements within the meaning of Item 303(a)(4) of Regulation S-K.

Contractual Obligations
-----------------------

In the normal course of business, the Company makes routine purchase commitments (primarily equipment and raw material purchases) in order to maintain the technological leadership of its manufacturing facilities and meet the needs of its customers. As of September 28, 2007, total contractual obligations related to such expenditures are approximately $32.9 million and primarily relate to the construction of our new ECP manufacturing facility and the expansion of our corporate headquarters. These commitments will be financed by existing cash, short-term investments, or cash generated from operations.

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

Application of Critical Accounting Estimates
--------------------------------------------

Our unaudited condensed consolidated financial statements are based on the selection of accounting policies and the application of significant accounting estimates, some of which require management to make significant assumptions. We believe that some of the more critical estimates and related assumptions that affect our financial condition and results of operations are in the areas of inventories, goodwill and other indefinite lived intangible assets, long-lived assets, share-based compensation and income taxes. For further information, refer to Item 7 "Managements Discussion and Analysis of Financial Condition and Results of Operations" and Item 8 "Financial Statements and Supplementary Data" in the Company's Annual Report on Form 10-K for the year ended December 29, 2006. During the three months ended September 28, 2007, we did not change or adopt new accounting policies that had a material effect on our consolidated financial condition and results of operations.

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

Additionally, in May 2007, the FASB published FASB Staff Position ("FSP") No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48. FSP FIN No. 48-1 is an amendment to FIN No. 48. It clarifies how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. As of our adoption date of FIN No. 48, our accounting is consistent with the guidance in FSP FIN No. 48-1.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Under our line of credit any borrowings bear interest at fluctuating market rates. At September 28, 2007, we did not have any borrowings outstanding under our line of credit and thus no interest rate sensitive financial instruments other than short-term investments. We do not believe that the impact of fluctuations in interest rates on our short-term investments will have a material effect on our condensed consolidated financial statements.

The company incurs certain expenses related to its Tijuana, Mexico operations that are denominated in a foreign currency. We do not believe that the impact of foreign currency fluctuations will have a material effect on our condensed consolidated financial statements.

ITEM 4.  CONTROLS AND PROCEDURES.

a. Evaluation of Disclosure Controls and Procedures.
   ------------------------------------------------

Our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the SEC as of September 28, 2007. These disclosure controls and procedures have been designed to provide reasonable assurance that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC's rules and forms.

Based on their evaluation, as of September 28, 2007, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.

b. Changes in Internal Control Over Financial Reporting.
   ----------------------------------------------------

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

In connection with our acquisition of Enpath Medical, Inc. ("Enpath"), we assumed liability in connection with the following proceeding:

On June 12, 2006, Enpath was named as defendant in a patent infringement action filed by Pressure Products Medical Supplies, Inc. and venued in the United States District Court in the Eastern District of Texas. On October 2, 2006, Enpath was officially served. Enpath has filed an answer denying liability and has filed counterclaims against the plaintiff alleging antitrust violations and patent misuse. The plaintiff has alleged that Enpath's FlowGuard(TM) valved introducer, which has been on the market for more than three years, infringes claims in the plaintiff's patents and is seeking damages and injunctive relief. Enpath believes that the plaintiff's claims are without merit and intends to pursue its defenses vigorously. Revenues from products sold that include the FlowGuard valved introducer were approximately 5% of Enpath's total revenue for 2007 ($29.3 million), 2006 ($36.8 million) and 2005 ($29.4 million). The lawsuit is currently in the discovery stage. The District Court held a hearing to construe the claims of the plaintiff's patents in August 2007, but has not yet issued its decision. It is not possible to predict the timing or outcome of this litigation at this time, including whether it will affect the Company's ability to sell its FlowGuard products, or to estimate the amount or range of potential loss.

There have been no other material changes to those legal proceedings as previously disclosed in the Company's Form 10-K for the year ended December 29, 2006.

ITEM 1A.  RISK FACTORS.

There have been no material changes in risk factors as previously disclosed in the Company's Form 10-K for the year ended December 29, 2006, except as follows:

We face risks associated with our acquisitions

Our acquisition of BIOMEC, Inc. Enpath Medical, Inc., IntelliSensing LLC, Quan Emerteq LLC and Engineered Assemblies Corporation presents several risks and uncertainties, including the following:

     o The allocation of the purchase price to the assets acquired, the amortization of intangible assets resulting from that allocation and the impact of fair value purchase accounting adjustments may adversely affect our earnings;
     o    We may be unsuccessful in integrating these businesses;
     o Integrating these businesses may be distractive to our management and disruptive to our business and the costs of integration may be significant; and
     o We may assume liabilities in the acquisitions that we did not anticipate that could have a material adverse effect on our operating results.

Enpath's products are subject to regulatory oversight.

The medical products that Enpath sells and proposes to sell are subject to regulation by the Food and Drug Administration ("FDA") and by comparable agencies in certain states and foreign countries. The process of complying with requirements of the FDA and other agencies can be costly and time consuming. Enpath has received clearance from the FDA to market its vessel introducer products, safety needle, steerable catheter, and epicardial lead and implant tool. There is no assurance that any future additional clearance can be obtained. In addition, once obtained, these clearances are subject to review and later discovery of problems may result in restrictions on the marketing of a product or withdrawal of the product from the market. Enpath's products are also subject to certain FDA regulations governing manufacturing practices, packaging and labeling. Non-compliance with these regulations can result in product recalls or other sanctions which could have a material adverse effect on Enpath's business and our financial condition.

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


Dated:  November 6, 2007    GREATBATCH, INC.

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