Form 10-K
period 2007-12-28
GREATBATCH, INC.
filed 2008-02-26
CIK 1114483

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For The Fiscal Year Ended December 28, 2007

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [   ]              Accelerated filer         [ X ]
Non-accelerated filer   [   ]              Smaller reporting company [   ]

     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

     The aggregate market value of common stock of Greatbatch, Inc. held by nonaffiliates as of June 29, 2007, based on the last sale price of $32.40, as reported on the New York Stock Exchange: $638.0 million. Solely for the purpose of this calculation, shares held by directors and officers and 10 percent shareholders of the Registrant have been excluded. Such exclusion should not be deemed a determination by or an admission by the Registrant that these individuals are, in fact, affiliates of the Registrant.

     Shares of common stock outstanding on February 26, 2008: 22,588,219

                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents, in whole or in part, are specifically incorporated by reference in the indicated part of the Company's Proxy Statement:


             Document                                      Part
-----------------------------------     ----------------------------------------
Proxy Statement for the 2008 Annual     Part III, Item 10
Meeting of Stockholders                 "Directors, Executive Officers and
                                        Corporate Governance"

                                        Part III, Item 11
                                        "Executive Compensation"

                                        Part III, Item 12
                                        "Security Ownership of Certain
                                        Beneficial Owners and Management and
                                        Related Stockholder Matters"

                                        Part III, Item 13
                                        "Certain Relationships and Related
                                        Transactions, and Director Independence"

                                        Part III, Item 14
                                        "Principal Accounting Fees and Services"

                                                          TABLE OF CONTENTS

ITEM                                                                                                                   PAGE
NUMBER                                                                                                                NUMBER
------                                                                                                                ------
                                                               PART I

1     Business.....................................................................................................      4

1A    Risk Factors.................................................................................................     18

1B    Unresolved Staff Comments....................................................................................     27

2     Properties...................................................................................................     27

3     Legal Proceedings............................................................................................     28

4     Submission of Matters to a Vote of Security Holders..........................................................     28

                                                              PART II

5     Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.     29

6     Selected Financial Data......................................................................................     31

7     Management's Discussion and Analysis of Financial Condition and Results of Operation.........................     32

7A    Quantitative and Qualitative Disclosures About Market Risk...................................................     57

8     Financial Statements and Supplementary Data..................................................................     58

9     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.........................    115

9A    Controls and Procedures......................................................................................    115

9B    Other Information............................................................................................    116

                                                             PART III

10    Directors, Executive Officers and Corporate Governance.......................................................    116

11    Executive Compensation.......................................................................................    117

12    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters...............    117

13    Certain Relationships and Related Transactions, and Director Independence....................................    117

14    Principal Accounting Fees and Services.......................................................................    117

                                                             PART IV

15    Exhibits, Financial Statement Schedules......................................................................    117

      Signatures...................................................................................................    119

                                     PART I
ITEM 1.  BUSINESS

OVERVIEW

Greatbatch, Inc. is a leading developer and manufacturer of critical products used in medical devices for the cardiac rhythm management, neurostimulation, vascular, orthopedic and interventional radiology markets. Additionally, Greatbatch, Inc. is a world leader in the design, manufacture and distribution of electrochemical cells, battery packs and wireless sensors for demanding applications such as oil and gas exploration, pipeline inspection, military, asset tracking, oceanography, external medical and seismic surveying. When used in this report, the terms "we," "us," "our" and the "Company" mean Greatbatch, Inc. and its subsidiaries. We believe that our proprietary technology, close customer relationships, multiple product offerings, market leadership and dedication to quality provide us with competitive advantages and create a barrier to entry for potential market entrants.

The Company is a Delaware corporation that was incorporated in 1997 and since that time has completed the following acquisitions:

Acquisition date Acquired company       Business at time of acquisition
---------------- ----------------       -------------------------------
July 1997        Wilson Greatbatch Ltd. Founded in 1970, the company designed
                 ("WGL")                and manufactured batteries for
                                        implantable medical devices ("IMD") and
                                        commercial applications including oil
                                        and gas, aerospace, and oceanographic.

August 1998      Hittman Materials and  Founded in 1962, the company designed
                 Medical Components,    and manufactured ceramic and glass
                 Inc. ("Hittman")       feedthroughs and specialized porous
                                        coatings for electrodes used in IMDs.

August 2000      Battery Engineering,   Founded in 1983, the company designed
                 Inc. ("BEI")           and manufactured high-energy density
                                        batteries for industrial, commercial,
                                        military and medical applications.

June 2001        Sierra-KD Components   Founded in 1986, the company designed
                 division of Maxwell    and manufactured ceramic
                 Technologies, Inc.     electromagnetic filtering capacitors
                 ("Sierra")             and integrated them with wire
                                        feedthroughs for use in IMDs. Sierra
                                        also designed and manufactured ceramic
                                        capacitors for military, aerospace and
                                        commercial applications.

July 2002        Globe Tool and         Founded in 1954, the company designed
                 Manufacturing          and manufactured precision enclosures
                 Company, Inc.          used in IMDs and commercial products
                 ("Globe")              used in the aerospace, electronic, and
                                        automotive sectors.

March 2004       NanoGram Devices       Founded in 1996, the company developed
                 Corporation            nanoscale materials for battery and
                 ("NanoGram")           medical device applications.

April 2007       BIOMEC, Inc.           Established in 1998, the company
                 ("BIOMEC")             provided medical device design and
                                        component integration to early-stage
                                        and established customers.

June 2007        Enpath Medical, Inc.   Founded in 1981, the company designed,
                 ("Enpath")             developed, and manufactured venous
                                        introducers and dilators, implantable
                                        leadwires, steerable sheaths and
                                        steerable catheters.

October 2007     IntelliSensing LLC     Established in 2005, the company
                 ("IntelliSensing")     designed and manufactured battery-
                                        powered wireless sensing solutions for
                                        demanding commercial applications.

November 2007    Quan Emerteq LLC       Founded in 1998, the company designed,
                 ("Quan Emerteq")       developed, and manufactured single use
                                        medical device products and components
                                        including delivery systems, catheters,
                                        stimulation leadwires and
                                        microcomponents and assemblies.

November 2007    Engineered Assemblies  Founded in 1984, the company designed
                  Corporation ("EAC")    and integrated custom battery solutions
                                         and electronics focused on rechargeable
                                         systems.

January 2008     P Medical Holding SA   Founded in 1994, the company designed,
                 ("Precimed")           manufactured and supplied trays,
                                        instruments and implants for orthopedic
                                        original equipment manufacturers
                                        ("OEM").

February 2008    DePuy Orthopaedics'    The facility manufactured hip, shoulder
                 Chaumont, France       trauma and knee implants for DePuy.
                 manufacturing
                 facility

FINANCIAL STATEMENT YEAR END

The Company utilizes a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31st. Fiscal years 2007, 2006 and 2005 ended on December 28, December 29 and December 30, respectively.

SEGMENT INFORMATION

We operate our business in two reportable segments - Implantable Medical Components ("IMC") and Electrochem Commercial Power ("ECP"). Segment information including sales from external customers, profit or loss, and assets by segment as well as sales from external customers and long-lived assets by geographic area are set forth at Note 14 - "Business Segment Information" of the Notes to the Consolidated Financial Statements contained at Item 8 of this report.

IMPLANTABLE MEDICAL DEVICE INDUSTRY

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

The following table sets forth the main categories of battery-powered IMDs and the principal illness or symptom treated by each device:

Device                                        Principal Illness or Symptom
------                                        ----------------------------
Pacemakers.................................   Abnormally slow heartbeat
                                              (Bradycardia)
ICDs.......................................   Rapid and irregular heartbeat
                                              (Tachycardia)
CRT/CRT-Ds.................................   Congestive heart failure
Neurostimulators...........................   Chronic pain, movement disorders,
                                              epilepsy, obesity or depression
Left ventricular assist devices (LVADs)....   Heart failure
Drug pumps.................................   Diabetes or chronic pain

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

     o An aging population - the number of people in the US that are over age 65 is expected to double in the next 30 years.

     o New performance requirements - government regulators are increasingly requiring that IMDs be protected from electromagnetic interference ("EMI").

     o    Global markets - increased market penetration worldwide.

With the acquisition of Enpath and Quan Emerteq during 2007, we obtained new product offerings for therapy delivery. These offerings include products that deliver therapies for coronary/neurovascular disease, peripheral vascular disease, neurostimulation, CRM, as well as products for medical imaging and drug and pharmaceutical delivery. These products seek to capitalize on the growth in the Neuro and CRM markets, specifically with new indications for Neurostimulation devices. In addition, we continue to see strong growth in the vascular markets because of stent delivery procedures, peripheral-vascular disease therapies, and new indications for tissue extraction or ablation.

In early 2008, with the acquisition of Precimed and the DePuy Chaumont manufacturing facility, we entered the orthopedic sector of the IMD market. Many of the factors affecting the orthopedic market segment are similar to the CRM market. These factors include aging population, new implant and surgical technology, rising rates of obesity, a growing replacements market and emerging affluence in developing nations. As a result, we believe that the orthopedic market will also continue to exhibit strong growth fundamentals.

COMMERCIAL BATTERY INDUSTRY

Our commercial primary lithium batteries are used in demanding applications such as oil and gas exploration, pipeline inspection, oceanographic and seismic surveying, communication devices, and military and aerospace equipment. These applications use a variety of battery-powered systems including measurement-while-drilling tools, pipeline inspection gauges, oceanography buoys, and hand-held military communication equipment. Commercial primary batteries are used with these systems because of extreme operating conditions and long life requirements. ECP commercial primary batteries are capable of operating reliably and safely at extremely high and low temperatures, as well as with high shock and vibration.

Our new line of rechargeable commercial batteries, acquired from EAC, provides ongoing power for portable equipment, devices and tools used in the market segments where our commercial primary batteries are widely used. The new rechargeable batteries complement our non-rechargeable primary batteries. This new product line enables us to expand into new market segments where rechargeable batteries may be better suited, such as external medical devices.

Our new line of wireless sensor solutions, acquired from IntelliSensing, further complements our traditional offerings. Many customers in our existing markets are seeking a means of sensing and controlling equipment wirelessly. Our next generation products offer vertically integrated solutions built on wireless sensor networks.

We expect the demand for reliable portable power and integrated wireless sensing solutions to continue to rise with the increase in oil and gas exploration, pipeline inspection, seismic surveying, and military and aerospace activity.

PRODUCTS

The following table provides information about our principal products:

IMPLANTABLE MEDICAL COMPONENTS:
-------------------------------

PRODUCT            DESCRIPTION                                                   PRINCIPAL PRODUCT ATTRIBUTES
-------            -----------                                                   ----------------------------

Batteries          Power sources include:
                   -- Lithium iodine ("Li Iodine")                               High reliability and predictability
                   -- Lithium silver vanadium oxide ("Li SVO")                   Long service life
                   -- Lithium carbon monoflouride ("Li CFx")                     Customized configuration
                   -- Lithium ion rechargeable ("Li Ion")                        Light weight
                   -- Lithium SVO/CFx ("QHR" & "QMR")                            Compact and less intrusive

Capacitors         Storage for energy generated by a battery before delivery to  Stores more energy per unit volume (energy
                   the heart. Used in ICDs and CRT-Ds.                           density) than other existing technologies
                                                                                 Customized configuration

EMI filters        Filters electromagnetic interference to limit undesirable     High reliability attenuation of EMI RF over wide
                   response, malfunctioning or degradation in the performance    frequency ranges
                   of electronic equipment                                       Customized design

Feedthroughs       Allow electrical signals to be brought from inside            Ceramic to metal seal is substantially more
                   hermetically sealed IMD to an electrode                       durable than traditional seals
                                                                                 Multifunctional

Coated electrodes  Deliver electric signal from the feedthrough to a body part   High quality coated surface
                   undergoing stimulation                                        Flexible in utilizing any combination of
                                                                                 biocompatible coating surfaces
                                                                                 Customized offering of surfaces and tips

Precision          -- Machined                                                   High level of manufacturing precision
 components        -- Molded and over molded products                            Broad manufacturing flexibility

Enclosures and     -- Titanium                                                   Precision manufacturing, flexibility in
 related           -- Stainless steel                                            configurations and materials.
 components

Value-added        Combination of multiple components in a single package/unit   Leveraging products and capabilities to provide
 assemblies                                                                      subassemblies and assemblies
                                                                                 Provides synergies in component technology and
                                                                                 procurement systems

Leads              Cardiac, neurostim and hearing restoration stimulation leads  Unique configurations that increase effectiveness

Introducers        Creates a conduit to insert infusion catheters, guidewires,   Variety of sizes and materials that facilitate
                   implantable ports, pacemaker leads and other therapeutic      problem-free access in a variety of clinical
                   devices into a blood vessel                                   applications

Catheters          Delivers therapeutic devices to specific sites in the body    Enable safe, simple delivery of therapeutic and
                                                                                 diagnostic devices, soft tip and steerability

Implants           Orthopedic implants for reconstructive hip, shoulder, knee,   Precision manufacturing, leveraging capabilities
                   trauma and spine procedures                                   and products, complete processes including
                                                                                 sterile packaging and coatings

PRODUCT            DESCRIPTION                                                   PRINCIPAL PRODUCT ATTRIBUTES
-------            -----------                                                   ----------------------------

Instruments        Orthopedic instruments for reconstructive and trauma          Designed to improve surgical techniques, reduce
                   procedures                                                    surgery time, increase surgical precision and
                                                                                 decrease risk of contamination

Trays              Delivery systems for cleaning and sterilizing orthopedic      Deliver turn-key full service kits
                   instruments and implants

ELECTROCHEM COMMERCIAL POWER:
----------------------------

Cells                           Moderate-rate                                    Optimized rate capability, shock and vibration
                                                                                 High energy density
                                Spiral (high rate)
Primary and rechargeable        Bundling of commercial batteries in a customer   Increased power and recharging capabilities
battery packs                   specific configuration                           and ease of integration into customer
                                                                                 applications
Wireless sensors                Operates where wired sensors are undesirable     Measures pressure and temperature at the same
                                or impractical                                   time, withstanding harsh environments


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

PATENTS AND PROPRIETARY TECHNOLOGY

We rely on a combination of patents, license, trade secrets and know-how to establish and protect our proprietary rights to our technologies and products. We have 387 active U.S. patents and 203 active foreign patents. We also have 213 U.S. and 233 foreign pending patent applications at various stages of approval. During the past three years, we have been granted 91 new U.S. patents, of which 17 were granted in 2007. Corresponding foreign patents have been issued or are expected to be issued in the near future. Often, several patents covering various aspects of the design protect a single product. We believe this provides broad protection of the inventions employed.

Our active battery patents relate to process improvements and design modifications to the original technology that was developed either by our Company or others. As part of our current technology strategy, we plan to expand the purchased patents and licensed technology acquired with the NanoGram acquisition through continued development of advanced cathode materials for our implantable battery product lines. Nano-SVO cathode material is part of this plan and is expected to become the standard technology broadly adopted by all SVO battery applications.

We are also a party to several license agreements with third parties under which we have obtained, on varying terms, the exclusive or non-exclusive rights to patents held by them. One of these agreements is for the basic technology used in our wet tantalum capacitors. We have also granted rights in our patents to others under license agreements.

It is our policy to require our management and technical employees, consultants and other parties having access to our confidential information to execute confidentiality agreements. These agreements prohibit disclosure of confidential information to third parties except in specified circumstances. In the case of employees and consultants, the agreements generally provide that all confidential information relating to our business is the exclusive property of the Company.

MANUFACTURING AND QUALITY CONTROL

We primarily manufacture small lot sizes, as most customer orders range from a few hundred to a few thousand units. As a result, our ability to remain flexible is an important factor in maintaining high levels of productivity. Each of our production teams receives assistance from a manufacturing support team, which typically consists of representatives from our quality control, engineering, manufacturing, materials and procurement departments. Our quality systems are compliant with and certified to various recognized international standards.

Our commercial battery facility in Canton, MA and our facilities in Alden, NY and Minneapolis, MN (enclosure manufacturing and engineering) are ISO 9001-2000 registered, which requires compliance with regulations regarding quality systems of product design (where applicable), supplier control, manufacturing processes and management review. This certification can only be achieved after completion of an audit conducted by an independent authority.

Our facilities in Tijuana, Mexico, Minneapolis, MN (Quan Emerteq), Clarence, NY (machining and assembly of components), and several of the Orvin, Switzerland (Precimed) sites are ISO 13485 certified in the design (where applicable) and manufacture of components and performance of assembly operations. This level of certification additionally allows for the manufacture and distribution of devices outside of the US. This certification gives us the ability to serve as a manufacturing partner to medical device manufacturers, which we believe will improve our competitive position in the Therapy Delivery, CRM and emerging neurostimulation and Orthopedic markets. Our Enpath facility (Minneapolis, MN) and several of our Precimed facilities (Switzerland and France) are also registered with the FDA, thus enabling the manufacture and distribution of registered medical devices both inside and outside the US.

We are currently working with several neurostimulation companies that can benefit from our expanded capabilities. Providing device level manufacturing capability allows us to move up our customers' supply-chain and helps to drive both component and sub-assembly growth.

Our existing manufacturing plants are audited by several notified bodies (TUV, G-Med, QMI, BSI, and the National Standards Authority of Ireland). To maintain certification, all facilities must be reexamined routinely by their respective notified body.

SALES AND MARKETING

Products from our IMC business are sold directly to our customers. In our ECP business, we utilize a combination of direct and indirect sales methods, depending on the particular product. In 2007, approximately 48% of our products were sold in the US. Sales to countries outside of the US are primarily to customers whose corporate offices are located and headquartered in the US. Information regarding our sales by geographic area is set forth at Note 14 - "Business Segment Information" of the Notes to the Consolidated Financial Statements contained at Item 8 of this report.

The majority of our medical customers contract with us to develop custom components and assemblies to fit their specific product specifications. As a result, we have established close working relationships between our internal program managers and our customers. We market our products and technologies at industry meetings and trade shows domestically and internationally.

Internal sales managers support all activity and involve engineers and technology professionals in the sales process to address customer requests appropriately.

We sell our commercial cells and battery packs directly to the end user, directly to manufacturers that incorporate our products into other devices for resale, or to distributors who sell our products to manufacturers and end users. Our sales managers are trained to assist our customers in selecting appropriate chemistries and configurations. We market our ECP products at various technical trade meetings. We also place print advertisements in relevant trade publications.

Firm backlog orders at December 31, 2007 and 2006 were approximately $107.2 million and $76.6 million, respectively. Most of these orders are expected to be shipped within one year. See Customers section below for further discussion.

CUSTOMERS

Our IMC customers include leading IMD manufacturers, in alphabetical order here and throughout this report, such as Biotronik, Boston Scientific, Medtronic, the Sorin Group and St. Jude Medical. In 2007, Boston Scientific, Medtronic and St. Jude Medical, collectively accounted for 67% of our total sales, compared to 67% in 2006 and 70% in 2005. The nature and extent of our selling relationships with each IMC customer are different in terms of breadth of component products purchased, purchased product volumes, length of contractual commitment, ordering patterns, inventory management and selling prices. During 2007 and in the first quarter of 2008, we completed seven acquisitions consistent with our strategic objective to diversify our customer base and market concentration. We anticipate that in 2008, we will reduce our concentration in the CRM market from approximately 80% to approximately 50%.

Our ECP customers are primarily companies involved in the oil and gas exploration, pipeline inspection, telematics, oceanography equipment, seismic, communication, military and aerospace markets including Halliburton Company, Weatherford International, General Electric and PathFinder Energy Services.

We entered into an agreement with Boston Scientific in June 2007 pursuant to which Boston Scientific will purchase a minimum percentage of batteries, wet tantalum capacitors and formed metal components at prices specified in the agreement. The period of the agreement is July 1, 2007 through December 31, 2010. Our previous agreement with Boston Scientific pursuant to which Boston Scientific purchased filtered feedthroughs scheduled to expire December 31, 2007 was extended through March 31, 2008. We are negotiating a follow-on agreement with targeted completion during the first quarter of 2008. Purchases and shipments of filtered feedthroughs continue during contract negotiations.

We have a supply agreement with St. Jude Medical pursuant to which St. Jude Medical purchases batteries, wet tantalum capacitors, filtered feedthroughs, molded components and enclosures under specified price and volume terms. A contract amendment effective March 1, 2007 extended the contract term to December 31, 2013

We have a supply agreement with Medtronic pursuant to which Medtronic will purchase implantable device shield sub-assemblies and other products under specified price and volume terms. The contract term is seven years, commencing August 2, 2004 and ending August 2, 2011. In October 2005, we entered into a license agreement which grants Medtronic the right to use certain of our intellectual property relating to tantalum capacitors. The license is perpetual and is exclusive to Medtronic, except for our right to make and sell tantalum capacitors.

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

For other raw material purchases, we utilize competitive pricing methods such as bulk purchases, precious metal pool buys, blanket orders, and long-term contracts to secure supply. We believe that there are alternative suppliers or substitute products available at competitive prices for all of the materials we purchase.

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

Medical batteries                      Litronik (a subsidiary of Biotronik)
                                       Eagle-Picher

Capacitors                             Critical Medical Components

Feedthroughs                           Alberox (subsidiary of The Morgan
                                       Crucible Co. PLC)

EMI filtering                          AVX (subsidiary of Kyocera)
                                       Eurofarad

Enclosures                             Heraeus
                                       Hudson

Commercial batteries/battery           Eagle-Picher
packs                                  Engineered Power
                                       Saft
                                       Tadiran
                                       Tracer Technologies
                                       Ultralife
                                       Nexergy
                                       Micro-power

Machined and molded                    Numerous
components

Value added assembly                   Numerous

Orthopedic trays,                      Symmetry
instruments and implants               Paragon
                                       Accelent
                                       Teleflex
                                       Viasys
                                       Orchid

Catheters                              Teleflex

Leadwires                              Oscor

GOVERNMENT REGULATION

Except as described below, our business is not subject to direct governmental regulation other than the laws and regulations generally applicable to businesses in the jurisdictions in which we operate. We are subject to federal, state and local environmental laws and regulations governing the emission, discharge, use, storage and disposal of hazardous materials and the remediation of contamination associated with the release of these materials at our facilities and at off-site disposal locations. Our manufacturing and research, development and engineering activities may involve the controlled use of small amounts of hazardous materials. Liabilities associated with hazardous material releases arise principally under the federal Comprehensive Environmental Response, Compensation and Liability Act and analogous state laws that impose strict, joint and several liability on owners and operators of contaminated facilities and parties that arrange for the off-site disposal of hazardous materials. We are not aware of any material noncompliance with the environmental laws currently applicable to our business and we are not subject to any material claim for liability with respect to contamination at any company facility or any off-site location. We cannot assure you that we will not become subject to such environmental liabilities in the future as a result of historic or current operations.

To varying degrees, our products are subject to regulation by numerous government agencies, including the US Food and Drug Administration ("FDA") and comparable foreign agencies. The medical product components we manufacture are not subject to regulation by the FDA. However, the FDA and related state and foreign governmental agencies regulate the devices we manufacture and our customers' products as medical devices.

We have "master files" on record with the FDA. Master files may be used to provide confidential detailed information about facilities, processes, or articles used in the manufacturing, processing, packaging and storing of one or more medical device components. These submissions may be used by device manufacturers to support the premarket notification process required by Section 510(k) of the federal Food Drug & Cosmetic Act. This notification process is necessary to obtain clearance from the FDA to market a device for human use in the US.

The medical devices we manufacture and market are subject to regulation by the FDA and, in some instances, by state and foreign authorities. Pursuant to the Medical Device Amendments of 1976 to the Federal Food, Drug and Cosmetic Act and related regulations, medical devices intended for human use are classified into three categories (Classes I, II and III), depending upon the degree of regulatory control to which they will be subject. In the U.S. our introducer and delivery catheter products are considered Class II devices.

If a Class II device is substantially equivalent to an existing (predicate) device that has been continuously marketed since the effective date of the 1976 Amendments, FDA requirements may be satisfied through a Pre-market Notification Submission or 510(k) under which the applicant provides product information supporting its claim of substantial equivalence. In a 510(k) Submission, the FDA may also require that we provide clinical test results demonstrating the safety and efficacy of the device. Generally, Class III devices are typically life-sustaining, life supporting, or implantable devices that must receive Pre-Market Approval ("PMA") by the FDA to ensure their safety and effectiveness. A PMA is a more rigorous approval process typically requiring human clinical studies. Certain leads that we manufacture and market are Class III devices, but any required PMA is submitted and received by our customers.

As a manufacturer of medical devices, we are also subject to certain other FDA regulations and our device manufacturing processes and facilities are subject to on-going review by the FDA in order to ensure compliance with current Good Manufacturing Practices. We believe that our manufacturing and quality procedures conform to the requirements of FDA regulations. Our sales and marketing practices are subject to regulation by the U.S. Department of Health and Human Services pursuant to federal anti-kickback laws, and are also subject to similar state laws.

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

EMPLOYEES

The following table provides a breakdown of employees as of December 28, 2007:

   Manufacturing                                                1,401
   General and administrative                                     122
   Sales and marketing                                             44
   Research and development                                       114
   Engineering                                                     97
   Tijuana, Mexico facility                                       613
   Suzhou, China facility                                          54
                                                            -----------
   Total                                                        2,445
                                                            ===========

We also employ a number of temporary employees to assist us with various projects and service functions and address peaks in staff requirements. Our employees are not represented by any union. The positions at our Tijuana, Mexico facility and our Suzhou, China facility are primarily manufacturing in nature. We added approximately 600 employees with our acquisition of Precimed and the DePuy Chaumont, France manufacturing facility. We believe that we have a good relationship with our employees.

EXECUTIVE OFFICERS OF THE COMPANY

Information concerning our executive officers is presented below as of February 26, 2008. The officers' terms of office run until the first meeting of the board of directors after our annual meeting, which takes place immediately following our Annual Meeting of Stockholders and until their successors are elected and qualified, except in the case of earlier death, retirement, resignation or removal.

Mauricio Arellano, age 41, is Senior Vice President and the Business Leader for our CRM and Neuromodulation Group. He served as the Senior Vice President and Business Leader of the Medical Solutions Group from November 2006 to January 2008 and as Vice President of Greatbatch Mexico from January 2005 to November 2006. Mr. Arellano joined our Company in October 2003 as the Plant Manager of our former Carson City, NV facility. Prior to joining our Company he served in a variety of human resources and operational roles with Tyco Healthcare - Especialidades Medicas Kenmex and with Sony de Tijuana Este.

John Ayliffe, age 40, is Vice President, Europe. He is responsible for European business development and sales for our Company. Mr. Ayliffe joined our Company in January 2008 upon our acquisition of Precimed. He had served as the Chief Operating Officer of Precimed since 1998.

Patrick Berdoz, age 47, is Senior Vice President and the Business Leader for our Orthopedic Group. Mr. Berdoz joined our Company in January 2008 upon acquisition of Precimed. He had served as President of Precimed since 1998.

Susan M. Bratton, age 51, is Senior Vice President and Business Leader for our Commercial Group. She served as Vice President of Corporate Quality from March 2001 to January 2005, as General Manager of our Electrochem Division from July 1998 to March 2001 and as Director of Procurement from June 1991 to July 1998. Ms. Bratton has held various other positions with our Company since joining us in 1976.

Susan H. Campbell, age 43, is Senior Vice President for Global Manufacturing and Supply Chain. She is responsible for all manufacturing operations. Ms. Campbell had served as the Business Leader for our Medical Power Group from January
2005 until January 2008. She joined our Company in April 2003 as the Plant Manger for our Clarence, NY facility. Prior to that time, Ms. Campbell was a plant manager for Delphi Corporation and General Motors Corporation.

Barbara M. Davis, age 57, is Vice President for Human Resources, a position she has held since April 2004. She joined our Company in October 1998 as Director of Human Resources and Organization Development.

John T. Farrell, age 47, is Vice President and Business Leader for our
Therapy Delivery Group, a position to which he was appointed following our acquisition of Quan Emerteq in November 2007. He had been employed from August 2006 to November 2007 as President of Quan Emerteq. Prior to that, he had been employed for eight years by Kodak, most recently as Vice President and General Manager of its Healthcare Laser Imaging business.

Richard M. Farrell, age 45, is Vice President for Business Development, a position to which he was appointed following our acquisition of Quan Emerteq in November 2007. He was a founder of and had been employed by Quan Emerteq in a variety of roles, since 1998, most recently as its Vice President of Business Development.

Thomas J. Hook, age 45, is our President and Chief Executive Officer. Prior to August 2006, he was our Chief Operating Officer, a position he accepted upon joining our Company in September 2004. From August 2002 until September 2004, Mr. Hook was employed by CTI Molecular Imaging where he had served as President, CTI Solutions Group.

Thomas J. Mazza, age 54, is Senior Vice President and Chief Financial Officer, a position he has held since August 2005. He joined our Company in November 2003 as Vice President and Corporate Controller. Prior to that, Mr. Mazza served in a variety of financial roles with Foster Wheeler Ltd., most recently as Vice President and Corporate Controller.

Timothy G. McEvoy, age 50, is Vice President, General Counsel and Secretary, a position he has held since joining our Company in February 2007. From 1992 until January 2007, he was employed in a variety of legal roles by Manufacturers and Traders Trust Company, most recently as Administrative Vice President and Deputy General Counsel.

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

ITEM 1A.          RISK FACTORS

Our business faces many risks. Any of the risks discussed below, or elsewhere in this report or in our other SEC filings, could have a material impact on our business, financial condition or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations.

Risks Related To Our Business

We depend heavily on a limited number of customers, and if we lose any of them or they reduce their business with us, we would lose a substantial portion of our revenues.

A substantial portion of our business is conducted with a limited number of customers, including Biotronik, Boston Scientific, Medtronic, the Sorin Group and St. Jude Medical. In 2007, Boston Scientific, Medtronic and St. Jude Medical, collectively accounted for approximately 67% of our revenues. Our supply agreements with these customers might not be renewed. Furthermore, many of our supply agreements do not contain minimum purchase level requirements and therefore there is no guaranteed source of revenue that we can depend upon under these agreements. The loss of any large customer or a reduction of business with that customer for any reason would harm our business, financial condition and results of operations.

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

The market for our medical products has been growing in recent years. If the market for our products does not grow as rapidly as forecasted by industry experts, our revenues could be less than expected. In addition, it is difficult to predict the rate at which the market for our products will grow or at which new and increased competition will result in market saturation. Slower growth in the pacemaker, ICD and CRT markets in particular would negatively impact our revenues. In addition, we face the risk that our products will lose widespread market acceptance. Our customers may not continue to utilize the products we offer and a market may not develop for our future products. We may at times determine that it is not technically or economically feasible for us to continue to manufacture certain products and we may not be successful in developing or marketing them. Additionally, new technologies that we develop may not be rapidly accepted because of industry-specific factors, including the need for regulatory clearance, entrenched patterns of clinical practice and uncertainty over third party reimbursement. If this occurs, our business will be harmed and our operating results will be negatively affected.

We are subject to pricing pressures from customers, which could harm operating results.

We have made price reductions to some of our large customers in recent years and we expect customer pressure for price reductions will continue. Price concessions or reductions may cause our operating results to suffer. In addition, any delay or failure by a large customer to make payments due to us would harm our operating results and financial condition.

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

We rely on third party manufacturers to supply many of our products and subcomponents. Manufacturing problems may occur with these and other outside sources, as a supplier may fail to develop and supply products and subcomponents to us on a timely basis, or may supply us with products and subcomponents that do not meet our quality, quantity and cost requirements. If any of these problems occur, we may be unable to obtain substitute sources for these products and subcomponents on a timely basis or on terms acceptable to us, which could harm our ability to manufacture our own products and components profitably or on time. In addition, to the extent the processes that our suppliers use to manufacture products and subcomponents are proprietary, we may be unable to obtain comparable subcomponents from alternative suppliers.

We may never realize the full value of our intangible assets, which represent a significant portion of our total assets.

At December 28, 2007, we had $352.4 million of intangible assets, representing 53% of our total assets. These intangible assets consist primarily of goodwill, trademarks, tradenames, customer lists and patented technology arising from our acquisitions. Goodwill and other intangible assets with indefinite lives are not amortized, but are tested annually or upon the occurrence of certain events that indicate that the assets may be impaired. We may not receive the recorded value for our intangible assets if we sell or liquidate our business or assets. In addition, the material concentration of intangible assets increases the risk of a large charge to earnings in the event that the recoverability of these intangible assets is impaired, and in the event of such a charge to earnings, the market price of our common stock could be adversely affected. In addition, intangible assets with definite lives, which represent $71.3 million of our net intangible assets at December 28, 2007, will continue to be amortized. We incurred total amortization expenses relating to these intangible assets of $5.6 million in 2007. These expenses will reduce our future earnings or increase our future losses.

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

We generally allow customers to return defective or damaged products for credit, replacement, or exchange. We generally warrant that our products will meet customer specifications and will be free from defects in materials and workmanship. Additionally, we carry a safety stock of inventory for our customers which may be impacted by warranty claims. We accrue for our exposure to warranty claims based upon recent historical experience and other specific information as it becomes available. However, such reserves may not be adequate to cover future warranty claims and additional warranty costs and/or inventory write-offs may be incurred which could harm our operating results or financial condition.

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

We carry liability insurance coverage that is limited in scope and amount. We may not be able to maintain this insurance at a reasonable cost or on reasonable terms, or at all. This insurance may not be adequate to protect us against a product liability claim that arises in the future.

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

We rely on a combination of patents, licenses, trade secrets and know-how to establish and protect our proprietary rights to our technologies and products. As of December 28, 2007, we held 387 active U.S. patents. However, the steps we have taken or will take to protect our proprietary rights may not be adequate to deter misappropriation of our intellectual property. In addition to seeking formal patent protection whenever possible, we attempt to protect our proprietary rights and trade secrets by entering into confidentiality and non-compete agreements with employees, consultants and third parties with which we do business. However, these agreements can be breached and, if they are, there may not be an adequate remedy available to us and we may be unable to prevent the unauthorized disclosure or use of our technical knowledge, practices or procedures. If our trade secrets become known, we may lose our competitive advantages.

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

In producing our products, third parties may claim that we are infringing on their intellectual property rights, and we may be found to have infringed those intellectual property rights. We may be unaware of intellectual property rights of others that may be used in our technology and products. In addition, third parties may claim that our patents have been improperly granted and may seek to invalidate our existing or future patents. If any claim for invalidation prevailed, the result could be greatly expanded opportunities for third parties to manufacture and sell products that compete with our products and our revenues from any related license agreements would decrease accordingly. We also typically do not receive significant indemnification from parties which license technology to us against third party claims of intellectual property infringement.

Any litigation or other challenges regarding our patents or other intellectual property could be costly and time consuming and could divert our management and key personnel from our business operations. The complexity of the technology involved in producing our products, and the uncertainty of intellectual property litigation increases these risks. Claims of intellectual property infringement might also require us to enter into costly royalty or license agreements. However, we may not be able to obtain royalty or license agreements on terms acceptable to us, or at all. We also may be subject to significant damages or injunctions against development and sale of our products. Infringement claims, even if not substantiated, could result in significant legal and other costs and may be a distraction to management.

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

Since the end of 2006, we have made seven acquisitions: BIOMEC in April 2007; Enpath in June 2007; IntelliSensing in October 2007; Quan Emerteq in November 2007; EAC in November 2007; and most recently Precimed in January 2008 and DePuy in February 2008. These acquisitions have increased the size and scope of our operations, and may place a strain on our managerial, operational and financial resources and systems. Any failure by us to manage this growth and successfully integrate these acquisitions could harm our business and our financial condition and results.

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

We intend to expand into new markets through the development of new product applications based on our existing component technologies. These efforts have required and will continue to require us to make substantial investments, including significant research, development and engineering expenditures and capital expenditures for new, expanded or improved manufacturing facilities. We may not be able to successfully manage expansion into new markets and products and these efforts may harm our operating results. Specific risks in connection with expanding into new markets include the inability to transfer our quality standards into new products, the failure of customers in new markets to accept our products, and competition.

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

Our sales to countries outside the U.S., which accounted for 52% of net sales for the year ended December 28, 2007, our Tijuana, Mexico operations and our Suzhou, China facility are subject to certain foreign country risks. In 2008, we acquired European subsidiaries and manufacturing facilities. Our international operations are, and will continue to be, subject to a number of risks and potential costs, including:

     o    changes in foreign medical reimbursement programs and policies;
     o    changes in foreign regulatory requirements;
     o    local product preferences and product requirements;
     o    longer-term receivables than are typical in the U.S.;
     o difficulties in enforcing agreements through certain foreign legal systems;
     o less protection of intellectual property in some countries outside of the U.S.;
     o trade protection measures and import and export licensing requirements;
     o    work force instability;
     o    political and economic instability; and
     o    complex tax and cash management issues.

Our sales to countries outside of the U.S. are primarily to customers whose corporate offices are located and headquartered in the U.S. All supply contracts to customers outside the U.S. are denominated in U.S. dollars. We incur certain expenses related to our Tijuana and Suzhou operations that are denominated in a foreign currency. Historically, foreign currency fluctuations have not had a material effect on our consolidated financial statements. However, fluctuations in foreign currency exchange rates could have a significant negative impact on our profitability and operating results if the volume of transactions denominated in foreign currencies increases.

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

Our business is subject to environmental regulations that could be costly to comply with.

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

Several of our customers rely on third party payors, such as government programs and private health insurance plans, to reimburse some or all of the cost of the procedures in which our products are used. The continuing efforts of government, insurance companies and other payors of healthcare costs to contain or reduce those costs could lead to patients being unable to obtain approval for payment from these third party payors. If that occurred, sales of IMDs may decline significantly, and our customers may reduce or eliminate purchases of our products. The cost containment measures that healthcare payors are instituting, both in the U.S. and internationally, could reduce our revenues and harm our operating results.

Our ECP revenues are dependent on conditions in the oil and natural gas industry, which historically have been volatile.

Sales of our commercial products depend to a great extent upon the condition of the oil and gas industry and, specifically, the exploration and production expenditures of oil and gas companies, which comprise approximately 10% of our total company sales. In the past, oil and natural gas prices have been volatile and the oil and gas exploration and production industry has been cyclical, and it is likely that oil and natural gas prices will continue to fluctuate in the future. The current and anticipated prices of oil and natural gas influence the oil and gas exploration and production business and are affected by a variety of political and economic factors beyond our control, including worldwide demand for oil and natural gas, worldwide and domestic supplies of oil and natural gas, the ability of the Organization of Petroleum Exporting Countries ("OPEC") to set and maintain production levels and pricing, the level of production of non-OPEC countries, the price and availability of alternative fuels, political stability in oil producing regions and the policies of the various governments regarding exploration and development of their oil and natural gas reserves. An adverse change in the oil and gas exploration and production industry or a reduction in the exploration and production expenditures of oil and gas companies could cause our revenues from ECP product sales to decline.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our executive offices are located in Clarence, New York. The following table sets forth information about all of our significant facilities as of December 28, 2007:

           Location        Sq. Ft.  Own/Lease                   Principal Use
           --------        -------  ---------                   -------------
 Alden, NY...............  125,000     Own      Medical battery and capacitor manufacturing
 Clarence, NY............   82,800     Own      Research, development and engineering ("RD&E")
 Clarence, NY............   20,800     Own      Machining and assembly of components
 Clarence, NY............   18,600    Lease     Machining and assembly of components
 Clarence, NY............   45,300    Lease     Executive offices
 Canton, MA..............   32,000     Own      Commercial battery manufacturing and RD&E
 Columbia, MD............   30,000    Lease     Feedthrough and electrode manufacturing
 Minneapolis, MN.........   72,000     Own      Enclosure manufacturing and engineering
 Plymouth, MN............   95,700    Lease     Introducers, catheters and leads manufacturing and engineering (formerly Enpath)
 Blaine, MN..............   32,400     Own      Medical device manufacturing and engineering (formerly Quan Emerteq)
 Teterboro, NJ...........   23,500    Lease     Office, warehousing and manufacturing (formerly EAC)
 Tijuana, Mexico.........  144,000    Lease     Value-added assembly and EMI filtering manufacturing
 Suzhou, China...........   27,100    Lease     Office, warehousing and manufacturing (formerly EAC)

We believe these facilities are suitable and adequate for our current business. In February 2007, we announced that we will close our manufacturing facility in Canton, MA and construct a new 80,000 square foot replacement facility in Raynham, MA. The expected completion of this $28 million expansion project is in the fourth quarter of 2008. Additionally, in 2007 we began construction on the expansion of our research and development location in Clarence, NY. This additional 35,000 square feet of space will serve as our new corporate headquarters when finished in mid-2008.

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

In connection with our acquisition of Enpath, we assumed liability in connection with the following proceeding:

On June 12, 2006, Enpath was named as defendant in a patent infringement action filed by Pressure Products Medical Supplies, Inc. and venued in the US District Court in the Eastern District of Texas. On October 2, 2006, Enpath was officially served. Enpath has filed an answer denying liability and has filed counterclaims against the plaintiff alleging antitrust violations and patent misuse. The plaintiff has alleged that Enpath's FlowGuard(TM) valved introducer, which has been on the market for more than three years, infringes claims in the plaintiff's patents and is seeking damages and injunctive relief. Enpath believes that the plaintiff's claims are without merit and is vigorously pursuing its defense. Revenues from products sold that include the FlowGuard valved introducer were approximately $3.0 million, $2.0 million and $1.5 million for 2007, 2006 and 2005, respectively. The lawsuit is currently in the discovery stage. The District Court held a hearing to construe the claims of the plaintiff's patents in August 2007, but has not yet issued its decision. It is not possible to predict the timing or outcome of this litigation at this time, including whether it will affect the Company's ability to sell its FlowGuard products, or to estimate the amount or range of potential loss.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of 2007.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company's common stock trades on the New York Stock Exchange ("NYSE") under the symbol "GB." The following table sets forth for the periods indicated the high, low and closing sales prices per share for the common stock as reported by the NYSE:

       2006                         High          Low             Close
       ----                         ----          -----           -----
       First Quarter              $28.02         $20.49          $21.91
       Second Quarter              24.92          19.10           23.60
       Third Quarter               25.24          20.36           22.62
       Fourth Quarter              27.78          21.40           26.92

       2007
       ----
       First Quarter              $30.05         $25.04          $25.50
       Second Quarter              33.17          25.31           32.40
       Third Quarter               34.96          26.00           26.59
       Fourth Quarter              27.50          18.52           19.91

As of February 26, 2008 there were 245 record holders of the Company's common stock. The Company stock account included in our 401(k) plan is considered one record holder for the purposes of this calculation. There are approximately 1,300 holders of Company stock in the 401(k) including active and former employees.

We have not paid cash dividends and currently intend to retain any earnings to further develop and grow our business. During the fourth quarter of 2007, the Company repurchased 7,041 shares from employees of the Company at an average cost of $19.91 per share to satisfy minimum tax withholding requirements on vested restricted stock awards as allowed under the Company's 2002 and 2005 stock incentive plans. The price of these repurchases was based upon the closing market price of the Company's stock on the date of vesting.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information regarding the Company's equity compensation plans as of December 28, 2007:



                                Number of securities to be           Weighted-average exervise           Number of securities
                                  issued upon exercise of              price of outstanding             remaining available for
                                   outstanding options,                options, warrants and            future issuance under
                                warrants and rights or upon           rights; Weighted-average         equity compensation plans
                                 vesting of shares granted            share price of restricted         (excluding securities
Plan Category                   under restricted stock plan              stock shares granted           reflected in column (a))
-------------                   ---------------------------          --------------------------        -------------------------
                                          (a)                                   (b)                               (c)

Equity compensation plans
approved by security holders (1)                  1,744,022          $                    25.04                        1,317,904

Equity compensation plan
approved by security holders (2)                    282,134          $                    24.96                          575,767

Equity compensation plans not
approved by security holders                              -                                   -                                -
                                ---------------------------          --------------------------
Total                                             2,026,156          $                    25.03                        1,317,904
                                ---------------------------          --------------------------

(1) Consists of stock options issued under the 1997 Stock Option Plan, 1998 Stock Option Plan, Non-Employee Director Stock Incentive Plan and the 2005 Stock Incentive Plan. Future shares will only be issued from the 2005 Stock Incentive Plan.
(2) Consists of shares of restricted stock granted pursuant to the 2002 Restricted Stock Plan and 2005 Stock Incentive Plan. Future shares will only be issued from the 2005 Stock Incentive Plan and is included in the 1,317,904 remaining shares available under that plan.


PERFORMANCE GRAPH

The following graph compares for the five year period ended December 28, 2007, the cumulative total stockholder return for Greatbatch, Inc., the S&P SmallCap 600 Index, and the Hemscott Peer Group Index. The Hemscott Peer Group Index includes approximately 200 comparable companies included in the Hemscott Industry Group 520 Medical Instruments & Supplies and 521 Medical Appliances & Equipment. The graph assumes that $100 was invested on January 3, 2003 and assumes reinvestment of dividends. The stock price performance shown on the following graph is not necessarily indicative of future price performance:

(Please see attached pdf for corresponding graph)

                                                   1/03/03    1/02/04     12/31/04   12/30/05   12/29/06   12/28/07
                 GREATBATCH, INC.                    100.00     149.30      78.12      90.63      93.80       69.37
            HEMSCOTT PEER GROUP INDEX                100.00     133.47      153.72     165.24     165.43     185.30
              S&P SMALLCAP 600 INDEX                 100.00     138.79      170.22     183.30     211.01     210.38

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



                               Dec. 28,        Dec. 29,          Dec. 30,             Dec. 31,            Jan. 2,
Years ended                    2007 (5)          2006              2005               2004 (1)             2004
------------------------------------------------------------------------------------------------------------------
                                                     (in thousands, except per share data)

Consolidated Statement of Operations Data:
------------------------------------------
Sales                          $318,746        $271,142          $241,097             $200,119           $ 216,365

Income before income taxes     $ 28,688 (3)    $ 23,534 (3)(4)   $ 15,464 (3)         $ 23,732           $  33,316

Income per share
  Basic                        $   0.68        $   0.74          $   0.47             $   0.67           $    1.10
  Diluted                      $   0.67        $   0.73          $   0.46             $   0.66           $    1.05 (2)
---------------------------------------        --------          --------             --------           ---------
Consolidated Balance Sheet Data:
--------------------------------
Working capital                $116,816        $199,051          $151,958             $132,360           $ 170,455

Total assets                   $663,851        $547,827          $512,911             $476,166           $ 438,243

Long-term obligations          $276,772        $205,859          $200,261             $193,948           $ 178,994

(1) In March 2004, we acquired the capital stock of NanoGram. These amounts include the results of operations of NanoGram subsequent to its acquisition.

(2) We adopted Emerging Issues Task Force ("EITF") Issue 04-08, The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share, in the fourth quarter of 2004. Under EITF 04-08, we must include the effect of the conversion of our convertible subordinated notes in the calculation of diluted earnings per share using the if-converted method as long as the effect is dilutive. The impact of adopting EITF 04-08 was a $0.03 reduction in diluted earnings per share for 2003 from $1.08 to $1.05. Diluted earnings per share for 2003 are restated to reflect the adoption of EITF 04-08.

(3) During 2007, 2006 and 2005, we recorded charges in other operating expenses related to our ongoing cost savings and consolidation efforts. Additional information is set forth at Note 11 - "Other Operating Expenses" of the Notes to the Consolidated Financial Statements contained in Item 8 of this report.

(4) Beginning in fiscal year 2006, we adopted Financial Accounting Standards Board, Statement of Financial Accounting Standards No. 123 (revised
        2004), Share-Based Payment ("SFAS No. 123(R)"), and related Securities and Exchange Commission rules included in Staff Accounting Bulletin No.
        107. Under SFAS No. 123(R) we are now required to record compensation costs related to all stock-based awards. Compensation costs related to share-based payments for 2007 totaled $5.7 million, $3.8 million net of tax, or $0.17 per diluted share and for 2006 totaled $6.4 million, $4.4 million net of tax, or $0.17 per diluted share. The incremental cost of expensing stock options under SFAS No. 123(R) for 2007 was $3.5 million, $2.4 million net of tax or $0.11 per diluted share and for 2006 was $4.5 million, $3.1 million net of tax or $0.12 per diluted share.

(5) During 2007, we acquired BIOMEC, Inc., Enpath Medical, Inc., IntelliSensing, LLC, Quan Emerteq, LLC, and Engineered Assemblies Corporation. These amounts include the results of operation of these companies subsequent to their acquisitions.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YOU SHOULD READ THE FOLLOWING DISCUSSION AND ANALYSIS OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS REPORT.

INDEX

Our Business
------------
        o Our business

        o Our acquisitions

        o Our customers

        o Financial overview

        o CEO message

Cost Savings and Consolidation Efforts
--------------------------------------
        o Alden facility consolidation

        o Carson City facility shutdown and Tijuana facility consolidation No. 1

        o Columbia facility and ARL shutdown, Tijuana facility consolidation No. 2 and RD&E consolidation

        o Electrochem Commercial Power expansion

        o Severance

Our Critical Accounting Estimates
---------------------------------

        o Valuation of goodwill, other identifiable intangible assets and IPR&D

        o Stock-based compensation

        o Inventories

        o Long-lived assets

        o Provision for income taxes

Our Financial Results
---------------------
         o Results of operations table

        o Fiscal 2007 compared with fiscal 2006

        o Fiscal 2006 compared with fiscal 2005

        o Liquidity and capital resources

        o Off-balance sheet arrangements

        o Litigation

        o Contractual obligations

        o Inflation

        o Impact of recently issued accounting standards

Our Business
------------

We operate our business in two reportable segments - Implantable Medical Components ("IMC") and Electrochem Commercial Power ("ECP"). The IMC segment designs and manufactures batteries, capacitors, filtered feedthroughs, engineered components and enclosures used in Implantable Medical Devices ("IMD"). Additionally, the IMC business offers value-added assembly and design engineering services for products that incorporate IMD components. As a result of our acquisitions in 2007, the IMC business now designs, develops and manufactures introducers, catheters, implantable stimulation leads and microcomponents for the vascular, cardiac rhythm management and neurostimulation markets.

The ECP segment designs and manufactures high performance batteries and battery packs for use in oil and gas exploration, pipeline inspection, telematics, oceanography equipment, seismic, communication, military and aerospace applications. As a result of our acquisitions, the ECP business can now design and provide our customers rechargeable battery and wireless sensor systems.

Our Acquisitions
----------------

On April 3, 2007, we acquired substantially all of the assets of BIOMEC, Inc. ("BIOMEC"). BIOMEC was a biomedical device company based in Cleveland, OH. The results of BIOMEC's operations were included in our IMC business from the date of acquisition. The purchase price and other direct costs of BIOMEC totaled $11.4 million, which we paid in cash. Total assets acquired from BIOMEC were $12.0 million, of which $7.4 million were intangible assets, including $2.3 million of in-process research and development ("IPR&D"), which we immediately expensed, and $5.2 million of goodwill.

On June 15, 2007, we completed our acquisition of Enpath Medical, Inc. ("Enpath"). Enpath designs, develops, manufactures and markets single use medical device products for the cardiac rhythm management, neuromodulation and interventional radiology markets. The results of Enpath's operations were included in our IMC business from the date of acquisition. The purchase price and other direct costs of Enpath totaled $98.4 million, which we paid in cash. Total assets acquired from Enpath were $113.8 million, of which $91.3 million were intangible assets, including $13.8 million of IPR&D which we immediately expensed, and $48.9 million of goodwill.

On October 26, 2007 we acquired substantially all of the assets of IntelliSensing, LLC ("IntelliSensing"). IntelliSensing designs and manufactures wireless sensor solutions that measure temperature, pressure, flow and other critical data. The results of IntelliSensing's operations were included in our ECP business from the date of acquisition. The purchase price and other direct costs of IntelliSensing totaled $3.9 million, which we paid in cash. Total assets acquired from IntelliSensing were $4.0 million, of which $3.8 million were intangible assets, including $1.8 million of goodwill.

On November 16, 2007, we acquired substantially all of the assets of Quan Emerteq, LLC ("Quan Emerteq"). Quan Emerteq designs, develops and manufactures single use medical device products for the vascular, cardiac rhythm management ("CRM") and neurostimulation markets. The results of Quan's operations were included in our IMC business from the date of acquisition. The purchase price and other direct costs of Quan Emerteq totaled $60.1 million, which we primarily paid in cash. Total assets acquired from Quan Emerteq were $62.8 million, of which $52.4 million were intangible assets, including $32.2 million of goodwill.

On November 16, 2007, we acquired substantially all of the assets of Engineered Assemblies Corporation ("EAC"). EAC is a leading provider of custom battery solutions and electronics integration focused on rechargeable battery systems. The results of EAC's operations were included in our ECP business from the date of acquisition. The purchase price and other direct costs of EAC totaled $15.1 million, which we paid in cash. Total assets acquired from EAC were $16.7 million, of which $7.7 million were intangible assets, including $5.4 million of goodwill.


On January 4, 2008, we acquired P Medical Holding SA ("Precimed") located in Orvin, Switzerland and Exton, PA, with manufacturing operations throughout Switzerland and Indiana and sales offices in Japan, Asia and the United Kingdom. Precimed is a leading technology-driven supplier to the orthopedic industry.

On February 11, 2008, Precimed completed its previously announced acquisition of DePuy Orthopaedic's ("DePuy") Chaumont, France manufacturing facility. The Chaumont Facility produces hip and shoulder implants for DePuy Ireland who distributes them worldwide through various DePuy selling entities. This transaction included a new four year supply agreement with DePuy.

We acquired Precimed and the DePuy facility for approximately $130 million in cash, and a contingent payment based upon Precimed's 2008 earnings performance. These acquisitions were funded with cash on hand and availability under our revolving credit agreement (approximately $117 million). The results from the Precimed and DePuy acquisitions will be included in our 2008 results from the date of acquisition.

Going forward, we expect the pace of acquisitions to be less than the 2007 level. However, we will continue to pursue strategically targeted and opportunistic acquisitions.

Our Customers
-------------

Our products are designed to provide reliable, long lasting solutions that meet the evolving requirements and needs of our customers and the end users of their products. The nature and extent of our selling relationships with each customer are different in terms of breadth of products purchased, purchased product volumes, length of contractual commitment, ordering patterns, inventory management and selling prices.

Our IMC customers include leading IMD manufacturers, in alphabetical order here and throughout this report, such as Biotronik, Boston Scientific, Medtronic, the Sorin Group and St. Jude Medical. In 2007, Boston Scientific, Medtronic and St. Jude Medical collectively accounted for 67% of our total sales, compared to 67% in 2006 and 70% 2005. During 2007 and in the first quarter of 2008, we completed seven acquisitions, consistent with our strategic objective to diversify our customer base and market concentration. We anticipate in 2008 that we will reduce our concentration in the CRM market to approximately 50% of our total sales.

We entered into an agreement with Boston Scientific in June 2007 pursuant to which Boston Scientific will purchase a minimum percentage of batteries, wet tantalum capacitors and formed metal components at prices specified in the agreement. The period of the agreement is July 1, 2007 through December 31, 2010. Our previous agreement with Boston Scientific pursuant to which Boston Scientific purchased filtered feedthroughs scheduled to expire December 31, 2007 was extended through March 31, 2008. We are negotiating a follow-on agreement with targeted completion during the first quarter of 2008. Purchases and shipments of filtered feedthroughs continue during contract negotiations.

We have a supply agreement with St. Jude Medical pursuant to which St. Jude Medical purchases batteries, filtered feedthroughs, molded components and enclosures under specified price and volume terms. A contract amendment signed in 2007 extended the contract term to December 31, 2013.

We have a supply agreement with Medtronic pursuant to which Medtronic will purchase implantable device shield sub-assemblies and other products under specified price and volume terms. The contract term is seven years, commencing August 2, 2004 and ending August 2, 2011.

Our ECP customers are primarily companies involved in oil and gas exploration, pipeline inspection, telematics, oceanographic equipment, seismic, communication, military and aerospace applications. We have entered into long-term supply agreements with some of those customers. Some of these customers include, General Electric, Halliburton Company, PathFinder Energy Services and Weatherford International.

Financial Overview
------------------

2007 was an extraordinary year in many respects and difficult in others. Despite a sluggish CRM market, we achieved record sales of $318.7 million for the year, an increase of 18% over last year. Excluding the $26.4 million of revenue that was contributed by our 2007 acquisitions, we achieved an 8% growth rate year over year.

Our earnings per share for 2007 totaled $0.67, which included $0.69 per share for IPR&D charges, $0.07 per share for other non-recurring acquisition related charges and $0.16 per share related to our cost savings and consolidation initiatives. 2007 results benefited from a $0.13 per share gain related to the exchange of a portion of our long-term debt during the year and a $0.12 per share gain from the sale of an investment security. Earnings per share for 2006 amounted to $0.73 and included $0.43 per share related to our cost savings and consolidation initiatives.

We completed five acquisitions in 2007 and two in the first two months of 2008. These acquisitions were enabled by our strong cash position and financing activities in the first half of 2007. We conducted an exchange offering for approximately $120 million of our old convertible notes, which extended the effective maturity from 2010 to 2013. At the same time, we issued an additional $80 million in new convertible notes. Additionally, in May 2007 we entered into a new credit facility which included a $235 million revolving line of credit, which can be increased to $335 million upon our request.

As of year-end our cash and short-term investments totaled $40.5 million, compared to $142.6 million at the end of 2006. During 2007, we spent approximately $190 million on the five acquisitions mentioned above. Our cash on hand and our availability under our line of credit are sufficient to meet our operating and investment activities for the foreseeable future, including our investment of approximately $130 million on the orthopedics' acquisitions completed in the beginning of 2008.

CEO Message
-----------

Over the past year, we have focused our strategic initiatives on creating a platform that can support additional growth. We remain steadfast in our mission of being a leader in the comprehensive design and manufacturing of technology based custom products for the commercial and implantable medical markets. We are poised to continue growing through innovation and strategic acquisitions that broaden our technology and market base.

In 2006, we operated primarily in the CRM and commercial power markets. As we moved into 2007, our focus shifted to the diversification and globalization of Greatbatch. Early in the year, we put in place over $400 million of available financing to facilitate this growth. This facilitated our acquisition of five companies in 2007 and two in early 2008, each complementing our existing business model and adding to our capabilities. These investments helped move us into new vertical markets while expanding our presence geographically.

To enhance our technological prowess and complement our growing medical operations, we purchased BIOMEC in April 2007. With specialties in infection and clotting control, BIOMEC provides us with enhanced design service capability and extends our customer reach from device concept through commercial manufacturing. With BIOMEC, we obtained a minority ownership in Intellect Medical, which has provided us with the important clinical relationships that improve our presence in the neurostimulation market.

In June 2007, we acquired Enpath. Enpath enhances our current IMC business by providing a platform to enter into the vascular market and broaden our neurostimulation markets. It also allows us to expand our current product offerings to existing customers and leverage a proprietary product portfolio.

With Quan Emerteq, we added substantial critical mass to the vascular product offerings acquired from Enpath. In addition, approximately 50% of Quan Emerteq's sales come from CRM and neurostimulation products, which further strengthen our position with current customers in these markets. Quan Emerteq also helps us enter the growing peripheral, coronary and neurovascular markets. Together, Quan Emerteq's and Enpath's capabilities create the basis for our Therapy Delivery product line. With the inception of our Therapy Delivery business we are now developing new products such as leadwires for the CRM and neurostimulation markets, and introducers, catheters and delivery systems for the vascular market.

We also entered the orthopedics market in early 2008 by acquiring Precimed and the follow-on acquisition of DePuy's Chaumont, France manufacturing facility. These acquisitions provided us with a major European manufacturing presence and multiple product offerings including trays, instruments and implants.

Electrochem, our commercial subsidiary, showed significant growth in 2006. To build on that momentum, we expanded Electrochem's capabilities to include battery-powered wireless sensing solutions, with the acquisition of IntelliSensing. This acquisition works well with our current oil and gas product offering and enables us to better serve our customers through a more comprehensive solution. In addition, we plan to leverage our wireless sensor capabilities into the medical market in the near future.

EAC was added to complement our commercial division as well. EAC designs and manufactures rechargeable battery pack solutions for customers in the external medical, communication, automatic data collection, and environmental and safety markets. EAC allows us to increase product offerings to our existing commercial customers and allows for expansion into the growing external medical market. It also increases our primary cell capabilities to include rechargeable batteries and design solutions.

While diversifying our markets, we simultaneously expanded geographically. Through our acquisitions, we added eleven new locations throughout the world. Our newly developed presence in six U.S. cities, Switzerland, France, China, Japan and the United Kingdom better equips us to serve existing customers while pursuing untapped markets.

I consider the positive impact our growth has had on our customers to be a significant accomplishment. With new vertical markets and expanded offerings in CRM and commercial, we are able not only to develop new customers but also to offer current customers a more comprehensive product portfolio.

Our measures to diversify has brought many new faces to Greatbatch over the past year and helped to reposition the responsibilities of several long-standing leadership team members. Our organizational restructuring has led to the creation of a strong management team, one that will be responsible for leading Greatbatch into 2008 and beyond. With a platform focused on integration, our business leaders will not only work to strengthen their units, but together, work to improve the overall strength of Greatbatch.

Cost Savings and Consolidation Efforts
--------------------------------------

During 2007, 2006 and 2005, we recorded charges in other operating expenses related to our ongoing cost savings and consolidation efforts. Additional information is set forth in Note 11 - "Other Operating Expenses" of the Notes to the Consolidated Financial Statements contained in Item 8 of this report.

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

The total expense for these consolidation efforts was $3.4 million, which was below our original estimate of $3.5 million to $4.0 million. The expenses for the Alden Facility consolidation are included in the IMC business segment. Approximately $2.6 million of these charges were paid in cash and $0.8 million were for assets written-off.

Carson City Facility Shutdown and Tijuana Facility Consolidation No. 1. Beginning in the first quarter of 2005 and ending in the third quarter of 2007 we consolidated our Carson City, NV facility ("Carson City Facility") into our Tijuana, Mexico facility ("Tijuana Facility consolidation No. 1").

The total cost for this consolidation was $7.5 million, which was above our original estimates as we delayed the closing of this facility in order to accommodate a customer's regulatory approval. All categories of costs are considered to be cash expenditures, except for $0.6 million of accelerated depreciation.

We anticipate annual cost savings in the range of $2.5 million to $3.1 million. The expenses for our Carson City Facility shutdown and the Tijuana Facility consolidation No. 1 are included in our IMC business segment.

Columbia Facility & ARL Shutdown, Tijuana Facility Consolidation No. 2, and RD&E Consolidation. On November 16, 2005, we announced our intent to close both our Columbia, MD facility ("Columbia Facility") and our Fremont, CA Advanced Research Laboratory ("ARL"). The manufacturing operations at our Columbia Facility will be moved into our Tijuana Facility ("Tijuana Facility consolidation No. 2"). The research, development and engineering ("RD&E") and product development functions at the Columbia Facility and at ARL were relocated to our Technology Center in Clarence, NY. The Columbia Facility shutdown, which was previously scheduled to be completed in the first quarter of 2008, is now expected to be finalized in mid-2008 based on customer qualification activities.

The total estimated cost for this facility consolidation plan is anticipated to be between $11.6 million and $12.1 million of which $10.6 million has been incurred through December 28, 2007. The ARL move and closure portion of this consolidation project is complete. We expect to incur and pay the remaining costs of the consolidation project over the next three fiscal quarters through September 2008. All categories of costs are considered to be cash expenditures, except for $0.5 million of accelerated depreciation and asset write-offs. Once the moves are completed, we anticipate annual cost savings in the range of $5.0 million to $6.0 million. The expenses for the Columbia Facility and ARL shutdowns, the Tijuana Facility consolidation No. 2 and the RD&E consolidation are included in the IMC business segment.

Electrochem Commercial Power expansion. In February 2007, we announced that we will close our current manufacturing facility in Canton, MA and construct a new 80,000 square foot replacement facility in Raynham, MA. The expected completion of this $28 million expansion project is in the fourth quarter of 2008. The total expense to be recognized for this relocation is estimated to be $2.4 million to $2.6 million, of which $0.5 million has been incurred, and primarily related to accelerated depreciation. All categories of costs are considered to be cash expenditures, except for $0.6 million of accelerated depreciation. Costs related to this move are included in the ECP business segment.

Severance. During the fourth quarter of 2006, we implemented a plan for consolidating our corporate and business unit organization structure. As a result, severance charges of $2.49 million were recorded in the fourth quarter of 2006. Expense of $1.42 million was recorded in our IMC segment, $0.04 million in the ECP segment and $1.03 million was recorded in unallocated operating expenses. Accrued severance related to this consolidation plan was $0.3 million as of December 28, 2007 and was paid in the first quarter of 2008.

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


---------------------------------------------------------------------------------------------------------------------------------
     Balance Sheet Caption /
       Nature of Critical                  Assumptions / Approach Used              Effect of Variations of Key Assumptions Used
         Estimate Item
---------------------------------------------------------------------------------------------------------------------------------
Valuation of Goodwill,              We base the fair value of identifiable          The use of alternative valuation assumptions,
other identifiable intangible       tangible and intangible assets                  including estimated cash flows and discount
assets and IPR&D                    (including IPR&D) on detailed valuations        rates, and alternative estimated useful life
                                    that use information and assumptions            assumptions could result in different
When we acquire a                   provided by management. The fair values         purchase price allocations. In arriving at
company, we allocate the            of the assets acquired and liabilities          the value of the IPR&D, we additionally
purchase price to the assets        assumed are determined using one of             consider among other factors: the in-process
we acquire and liabilities we       three valuation approaches: market,             projects stage of completion; the complexity
assume based on their fair          income and cost. The selection of a             of the work completed as of the acquisition
value at the date of                particular method for a given asset             date; the projected costs to complete; the
acquisition.                        depends on the reliability of available         expected introduction date and the estimated
                                    data and the nature of the asset, among         useful life of the technology. Significant
We then allocate the                other considerations. The market approach       changes in these estimates and assumptions
purchase price in excess of         values the subject asset based on               could impact the value of the assets and
net tangible assets acquired        available market pricing for comparable         liabilities recorded which would change the
to identifiable intangible          assets. The income approach values the          amount and timing of future intangible asset
assets, including IPR&D.            subject asset based on the present value        amortization expense.
Other indefinite lived              of risk adjusted cash flows projected to
intangible assets such as           be generated by the asset. The projected        We make certain estimates and assumptions
trademarks and tradenames           cash flows for each asset considers             that affect the determination of the expected
are considered non-amortizing       multiple factors, including current             future cash flows from our reporting units
intangible assets                   revenue from existing customers,                for our goodwill impairment testing. These
as they are expected to             attrition trends, reasonable contract           estimates and assumptions include sales
generate cash flows                 renewal assumptions from the perspective        growth, cost of capital, and other key
indefinitely.                       of a marketplace participant, and               projections of future cash flows. Significant
                                    expected profit margins giving                  changes in these estimates and assumptions
Goodwill is recorded when           consideration to historical and expected        could create future impairment losses to our
the purchase price paid for         margins. The cost approach values the           goodwill.
an acquisition exceeds the          subject asset by determining the current
estimated fair value of the         cost of replacing that asset with another       For indefinite lived assets such as
net identified tangible and         of equivalent economic utility. The cost        trademarks and tradenames, we make certain
intangible assets acquired.         to replace a given asset reflects the           estimates of revenue streams, royalty rates
                                    estimated reproduction or replacement           and other future benefits accruing to us.
Indefinite lived intangibles        cost for the asset, less an allowance for       Significant changes in these estimates could
and goodwill are required to        loss in value due to depreciation or            create future impairments of these indefinite
be assessed for impairment          obsolescence, with specific consideration       lived intangible assets.
on an annual basis or more          given to economic obsolescence if
frequent if certain indicators      indicated.                                      A 1% change in the amortization of our
are present.                                                                        intangible assets would increase/decrease
                                    We perform an annual review on the last         current year net income by approximately
                                    day of each fiscal year, or more                $0.04 million, or approximately $0.002 per
                                    frequently if indicators of potential           diluted share. As of December 28, 2007 we
                                    impairment exist, to determine if the           have $352.4 million of intangible assets
                                    recorded goodwill and other indefinite          recorded on our balance sheet representing
                                    lived intangible assets are impaired. We        53% of total assets. This includes
                                    assess goodwill for impairment by               $71.3 million of amortizing intangible
                                    comparing the fair value of our                 assets, $32.6 million of indefinite lived
                                    reporting units to their carrying value         intangible assets and $248.5 million of
                                    to determine if there is potential              goodwill.
                                    impairment. If the fair value of a
                                    reporting unit is less than its carrying
                                    value, an impairment loss is recorded to
                                    the extent that the implied fair value of
                                    the goodwill within the reporting unit is
                                    less than its carrying value. Fair values
                                    for reporting units are determined based
                                    primarily on the income approach, however
                                    where appropriate, the market approach or
                                    appraised values are also used.
                                    Identifiable intangible assets such as
                                    purchased technology, patents and
                                    customer lists are reviewed at least
                                    annually to determine if any adverse
                                    conditions exist or a change in
                                    circumstances has occurred that would
                                    indicate impairment or a change in their
                                    remaining useful life indefinite lived
                                    intangible assets such as trademarks and
                                    tradenames are evaluated for impairment
                                    by using the income approach.

---------------------------------------------------------------------------------------------------------------------------------


---------------------------------------------------------------------------------------------------------------------------------
     Balance Sheet Caption /
      Nature of Critical                   Assumptions / Approach Used              Effect of Variations of Key Assumptions Used
        Estimate Item
---------------------------------------------------------------------------------------------------------------------------------
Stock-based compensation              We utilize the Black-Scholes Options          Option pricing models were developed for use
                                      Pricing Model to determine the fair           in estimating the value of traded options
Prior to fiscal year 2006, we         value of stock options under                  that have no vesting restrictions and are
accounted for stock options           SFAS No. 123(R), consistent with that         fully transferable. Because our share-based
following the requirements of         used for pro forma disclosures prior to       payments have characteristics significantly
Accounting Principles Board Opinion   2006. We are required to make certain         different from those of freely traded
No. 25, Accounting for Stock Issued   assumptions with respect to selected          options, and because changes in the
to Employees, and related             model inputs, including expected              subjective input assumptions can materially
interpretations, which did not        volatility, expected life, expected           affect out estimates of fair values, existing
require us to record compensation     dividend yield and the risk-free              valuation models may not provide reliable
expense for fixed stock options if    interest rate. Expected volatility is         measures of the fair values of our
the exercise price of the option      based on the historical volatility of         shared-based compensation. Consequently,
equaled or exceeded the fair market   our stock over the most recent period         there is a risk that our estimates of the
value of our stock at the grant       commensurate with the estimated               fair values of our shared-based compensation
date. For restricted stock awards,    expected life of the stock options. The       awards may bear little resemblance to the
the fair market value of the award    expected life of options granted,             actual values realized upon the exercise,
was recorded to compensation          which represents the period of time           expiration or forfeiture of those
expense on a straight-line            that the options are expected to be           shared-based payments in the future. Stock
basis over the vesting period.        outstanding, is based, primarily, on          options may expire worthless or otherwise
                                      historical data. The expected dividend        result in zero intrinsic value as compared to
Beginning in fiscal year 2006, we     yield is based on our history and             the fair values originally estimated on the
adopted Financial Accounting          expectation dividend payouts. The             grant date and reported in our consolidated
Standards Board ("FASB") Statement    risk-free interest rate is based on the       financial statements. Alternatively, value
of Financial Accounting Standards     U.S. Treasury yield curve in effect at        may be realized from these instruments that
("SFAS") No. 123 (revised 2004),      the time of grant for a period                is significantly in excess of the fair values
Share-Based Payment                   commensurate with the estimated               originally estimated on the grant date and
("SFAS No. 123(R)"), and related      expected life.                                reported in our consolidated financial
Securities and Exchange Commission                                                  statements. There are siginificant
rules included in Staff Accounting    For restricted stock awards, the fair         differences among valuation models. This may
Bulletin No. 107. Under               market value of the award is determined       result in a lack of comparability with other
SFAS No. 123(R) we are now required   based upon the closing value of our           companies that use different models, methods
to record compensation costs          stock price on the grant date.                and assumptions. There is also a possibility
related to all stock-based awards.                                                  that we will adopt a different valuation
                                      Compensation cost for performance-based       model in the future. This may result in a
Compensation cost for service-based   stock options and restricted stock            lack of consistency in future periods and may
stock options and restricted stock    units is reassessed each period and           materially affect the fair value estimate of
awards is recognized ratably over     recognized based upon the probability         share-based payments.
the applicable vesting period.        that the performance targets will be
Compensation cost for                 achieved. That assessment is based upon       There is a high degree of subjectivity
performance-based stock options and   our actual and expected future                involved in selecting assumptions to be
restricted stock units is             performance as well as that of the            utilized to determine fair value and
reassessed each period and            individuals who have been granted             forfeiture assumptions. If factors change and
recognized based upon the             performance-based awards. Stock-based         result in different assumptions in the
probability that the performance      compensation expense is only recorded         application of SFAS No.123(R) in future
targets will be achieved.             for those awards that are expected to         periods, the expense that we record for
                                      vest. Forfeiture estimates for                future grants may differ significantly from
                                      determining appropriate stock-based           what we have recorded in the current period.
                                      compensation expense are estimated at         Additionally, changes in performance of the
                                      the time of grant based on historical         Company or individuals who have been granted
                                      experience and demographic                    performance-based awards that affect the
                                      characteristics. Revisions are made to        likelihood that performance based targets are
                                      those estimates in subsequent periods         achieved could materially impact the amount
                                      if actual forfeitures differ from             of stock-based compensation expense
                                      estimated forfeitures.                        recognized.

                                                                                    A 1% change in our stock based compensation
                                                                                    expense would increase/decrease current year
                                                                                    net income by approximately $0.04 million,
                                                                                    or approximately $0.002 per diluted share.

---------------------------------------------------------------------------------------------------------------------------------


---------------------------------------------------------------------------------------------------------------------------------
      Balance Sheet Caption /
       Nature of Critical                 Assumptions / Approach Used               Effect of Variations of Key Assumptions Used
         Estimate Item
---------------------------------------------------------------------------------------------------------------------------------
Inventories                           Inventory standard costing requires           Variations in methods or assumptions could
                                      complex calculations that include             have a material impact on our results. If our
Inventories are stated at the lower   assumptions for overhead absorption,          demand forecast for specific products is
of cost, determined using the         scrap, sample calculations,                   greater than actual demand and we fail to
first-in, first-out method, or        manufacturing yield estimates and the         reduce manufacturing output accordingly, we
market.                               determination of which costs are              could be required to record additional
                                      capitalizable. The valuation of               inventory reserves, which would have a
                                      inventory requires us to estimate             negative impact on our net income.
                                      obsolete or excess inventory as well
                                      as inventory that is not of saleable          A 1% change in our cost of sales, excluding
                                      quality.                                      amortization of intangible assets, would
                                                                                    increase/decrease current year net income by
                                                                                    approximately $1.3 million, or approximately
                                                                                    $0.06 per diluted share. As of December 28,
                                                                                    2007 we have $71.9 million of inventory
                                                                                    recorded on our balance sheet representing
                                                                                    11% of total assets.

---------------------------------------------------------------------------------------------------------------------------------
Long-lived assets                     We assess the impairment of long-lived        Estimation of the useful lives of assets
                                      assets when events or changes in              that are long-lived requires significant
Property, plant and equipment,        circumstances indicate that the               management judgment. Events could occur,
definite-lived intangible assets,     carrying value of the assets may not be       including changes in cash flow that would
and other long-lived assets are       recoverable. Factors that we consider         materially affect our estimates and
carried at cost. This cost is         in deciding when to perform an                assumptions related to depreciation and
charged to depreciation or            impairment review include significant         amortization.  Unforeseen changes in
amortization expense over the         under-performance of a business or            operations or technology could substantially
estimated life of the operating       product line in relation to                   alter the assumptions regarding the ability
assets primarily using                expectations, significant negative            to realize the return of our investment
straight-line rates. Long-lived       industry or economic trends, and              in long-lived assets and therefore the amount
assets acquired through acquisition   significant changes or planned changes        of depreciation expense to charge against
are subject to the estimation         in our use of the assets.                     both current and future sales.  Also, as we
risks related to the initial          Recoverability potential is measured by       make manufacturing process conversions and
purchase price allocation and the     comparing the carrying amount of the          other factory planning decisions, we must
on-going impairment assessment.       asset group to the related total future       make subjective judgments regarding the
Long-lived assets acquired in the     undiscounted cash flows. If an asset          remaining useful lives of our assets,
ordinary course of business are       group's carrying value is not                 primarily manufacturing equipment and
also subject to impairment            recoverable through related cash flows,       building improvements. Significant changes in
assessment.                           the asset group is considered to be           these estimates and assumptions could change
                                      impaired. Impairment is measured by           the amount of future depreciation and
                                      comparing the asset group's carrying          amortization expense or could create future
                                      amount to its fair value, based on the        impairments of these long-lived assets.
                                      best information available, including
                                      market prices or discounted cash flow         A 1% change in our long-lived asset
                                      analyses. When it is determined that          depreciation/amortization expense would
                                      useful lives of assets are shorter than       increase/decrease current year net income by
                                      originally estimated, and there are           approximately $0.14 million, or approximately
                                      sufficient cash flows to support the          $0.01 per diluted share. As of December 28,
                                      carrying value of the asset group, we         2007 we have $201.5 million of long-lived
                                      accelerate the rate of depreciation in        assets recorded on our balance sheet
                                      order to fully depreciate the assets          representing 30% of total assets.
                                      over their new shorter useful lives.

---------------------------------------------------------------------------------------------------------------------------------


---------------------------------------------------------------------------------------------------------------------------------
      Balance Sheet Caption /
       Nature of Critical                 Assumptions / Approach Used               Effect of Variations of Key Assumptions Used
         Estimate Item
---------------------------------------------------------------------------------------------------------------------------------
Provision for income taxes            In relation to recording the provision        Changes could occur that would materially
                                      for income taxes, management must             affect our estimates and assumptions
In accordance with the liability      estimate the future tax rates                 regarding deferred taxes. Changes in current
method of accounting for income       applicable to the reversal of                 tax laws and tax rates could affect the
taxes specified in SFAS No. 109,      temporary differences, make certain           valuation of deferred tax assets and
Accounting for Income Taxes, the      assumptions regarding whether book/tax        liabilities, thereby changing the income
provision for income taxes is the     differences are permanent or temporary        tax provision. Also, significant declines in
sum of income taxes both              and if temporary, the related timing of       taxable income could materially impact the
currently payable and deferred.       expected reversal. Also, estimates are        realizable value of deferred tax assets.
The changes in deferred tax           made as to whether taxable operating          At December 28, 2007, we had $16.5 million of
assets and liabilities are            income in future periods will be              deferred tax assets on our balance sheet and
determined based upon the changes     sufficient to fully recognize any gross       a valuation allowance of $4.0 million has
in differences between the bases      deferred tax assets. If recovery is not       been established for certain deferred tax
of assets and liabilities for         likely, we must increase our provision        assets as it is more likely than not that
financial reporting purposes and      for taxes by recording a valuation            they will not be realized.
the tax bases of assets and           allowance against the deferred tax
liabilities as measured by the        assets that we estimate will not              A 1% increase in the effective tax rate would
enacted tax rates that management     ultimately be recoverable.                    increase the current year provision by
estimates will be in effect when      Alternatively, we may make estimates          $0.3 million, reducing diluted earnings per
the differences reverse.              about the potential usage of deferred         share by $0.01 based on shares outstanding at
                                      tax assets that decrease our valuation        December 28, 2007.
Beginning in 2007, we                 allowances.
adopted FASB Interpretation
No. 48, Accounting for Uncertainty    The calculation of our tax liabilities
in Income Taxes--an                   involves dealing with uncertainties in
interpretation of                     the application of complex tax
FASB Statement No. 109                regulations. Significant judgment is
("FIN No. 48"), to assess and         required in evaluating our tax
record income tax uncertainties.      positions and determining our provision
FIN No. 48 prescribes a               for income taxes. During the ordinary
recognition threshold and             course of business, there are many
measurement attribute for             transactions and calculations for which
financial statement recognition       the ultimate tax determination is
and measurement of a tax              uncertain. We establish reserves for
position taken or expected to         uncertain tax positions when we believe
be taken in a tax return and          that certain tax positions do not meet
also provides guidance on             the more likely than not threshold. We
various related matters such          adjust these reserves in light of
as derecognition, interest            changing facts and circumstances, such
and penalties, and disclosure.        as the outcome of a tax audit or the
                                      lapse of the statute of limitations.
                                      The provision for income taxes includes
                                      the impact of reserve provisions and
                                      changes to the reserves that are
                                      considered appropriate. We follow
                                      FIN No. 48 for accounting for our
                                      uncertain tax positions.

---------------------------------------------------------------------------------------------------------------------------------

Our Financial Results
---------------------

The commentary that follows should be read in conjunction with our consolidated financial statements and related notes. We utilize a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31st. Fiscal years 2007, 2006 and 2005 ended on December 28, December 29 and December 30, respectively.


Results of Operations Table
                                                     Yead ended                        2007-2006             2006-2005
                                      ------------------------------------------  --------------------   ------------------
Dollars in thousands,                   Dec.28,         Dec. 29,        Dec.30,
except per share data                    2007             2006           2005     $ Change    % Change   $ Change  % Change
--------------------------------------------------------------------------------  --------------------   ------------------
IMC
  ICD batteries                       $     48,946   $       45,140   $   45,803  $  3,806           8%  $   (663)       -1%
  Pacemaker and other batteries             20,964           21,090       21,708      (126)         -1%      (618)       -3%
  ICD capacitors                            26,466           16,780       20,709     9,686          58%    (3,929)      -19%
  Feedthroughs                              64,999           64,578       59,210       421           1%     5,368         9%
  Introducers, catheters and leads          23,287                -            -    23,287          NA          -         -
  Enclosures                                20,777           23,904       23,866    (3,127)        -13%        38         -
  Other                                     64,383           55,915       36,618     8,468          15%    19,297        53%
                                      ------------------------------------------  --------------------   ------------------
Total IMC                                  269,822          227,407      207,914    42,415          19%    19,493         9%
ECP                                         48,924           43,735       33,183     5,189          12%    10,552        32%
                                      ------------------------------------------  --------------------   ------------------
Total sales                                318,746          271,142      241,097    47,604          18%    30,045        12%
Cost of sales - excluding amortizaton
 of intangible assets                      198,184          164,885      151,543    33,299          20%    13,342         9%
Cost of sales - amortization of
 intangible assets                           4,537            3,813        3,841       724          19%       (28)       -1%
                                      ------------------------------------------  --------------------   ------------------
Total cost of sales                        202,721          168,698      155,384    34,023          20%    13,314         9%
Cost of sales as a % of sales                 63.6%            62.2%        64.4%                  1.4%                -2.2%

Selling, general, and administrative
 expenses                                   44,674           38,785       31,528     5,889          15%     7,257        23%
SG&A as a % of sales                          14.0%            14.3%        13.1%                 -0.3%                 1.2%

Research, development and engineering
 costs, net                                 29,914           24,225       18,725     5,689          23%     5,500        29%
RD&E as a % of sales                           9.4%             8.9%         7.8%                  0.5%                 1.1%

Other operating expense                     21,417           17,058       18,574     4,359          26%    (1,516)       -8%
                                      ------------------------------------------  --------------------   ------------------
Operating income                           20, 020           22,376       16,886    (2.356)        -11%     5,490        33%
Operating margin                               6.3%             8.3%         7.0%                 -2.0%                 1.3%

Interest expense                             7,303            4,605        4,613     2,698          59%        (8)        -
Interest income                             (7,050)          (5,775)      (3,113)   (1,275)         22%    (2,662)       86%
Gain on sale of investment security         (4,001)               -            -    (4,001)         NA          -         -
Gain on extinguishment of debt              (4,473)               -            -    (4,473)         NA          -         -
Other (income) expense, net                   (447)              12          (78)     (459)         NA         90      -115%
Provision for income taxes                  13,638            7,408        5,357     6,230          84%     2,051        38%
Effective tax rate                            47.5%            31.5%        34.6%                 16.0%                -3.1%
                                      ------------------------------------------  --------------------   ------------------
Net income                            $     15,050   $       16,126   $   10,107  $ (1,076)         -7%  $  6,019        60%
                                      ==========================================  ====================   ==================
Net margin                                     4.7%             5.9%         4.2%                 -1.2%                 1.7%

Diluted earnings per share            $       0.67   $         0.73   $     0.46  $  (0.06)         -8%  $   0.27        59%

Fiscal 2007 Compared with Fiscal 2006

Sales

We achieved sales growth of 18% in 2007 compared to 2006. This growth was achieved through acquisitions and organic growth of 8%. This growth came during a period in which the CRM industry continued to recover from a difficult 2006. Our acquisitions which expanded our product lines and diversified our customer base represented a 10% increase in revenue.

IMC. The nature and extent of our selling relationship with our customers is different in terms of products purchased, selling prices, product volumes, ordering patterns and inventory management. We have pricing arrangements with our customers that at times do not specify minimum order quantities. Our visibility to customer ordering patterns is over a relatively short period of time. Our customers may have inventory management programs and alternate supply arrangements of which we are unaware. Additionally, the relative market share among the OEM device manufacturers changes periodically. Consequently, these and other factors can significantly impact our sales in any given period.

We achieved year-over-year growth of 19% in our IMC business despite our underlying markets growing at a low-single digit pace and an approximate 1% net reduction in selling prices. Our acquisitions represented a 10% increase in IMC revenue. ICD capacitors, ICD batteries, assembly products and coated electrodes were the primary growth drivers. ICD capacitor sales increased due to a non-recurring customer supply issue in the first half of the year. Growth in ICD batteries was primarily due to increased sales of our "Q" technology battery which was introduced near the end of 2006, partially offset by lower prices. This growth represents increased adoption of our high rate battery technology. We expect pricing pressure from our larger customers to continue in the future.

Consistent with our strategy to increase the integration of our component products (including enclosures) into our assembly business, assembly revenues, which are included in Other IMC revenue, increased by 48% in 2007. Correspondingly, revenues from enclosures decreased by 13% over the same period. In addition to the above, the increase in assembly sales reflected an increase in price due to contractual agreements related to material price increases.

ECP. Similar to IMC customers, we have pricing arrangements with our customers that many times do not specify minimum quantities. Our visibility to customer ordering patterns is over a relatively short period of time as most customers utilize short term purchase orders as opposed to long-term contracts.

ECP sales grew by 12% in 2007 through a combination of increased market penetration, new product introductions, greater value-added pack assembly and acquisitions. Our acquisitions represented a 7% increase in ECP revenue. The core growth rate slowed from the prior year partially due to the favorable benefit of approximately $1.5 to $2.5 million in customer inventory stocking in 2006 as it consolidated operations.

The oil and gas exploration market remains robust due to the increased demand for products used in pipeline inspections, pressure monitoring and measurement while drilling applications. In addition, our presence in the rechargeable cells market will provide incremental sales opportunities.

2008 Sales Outlook

Including the acquisitions in 2007 and early 2008, we expect our full year 2008 sales will be in the range of $490 million to $530 million. Our newly acquired therapy delivery and orthopedic companies are forecasting 10% to 12% growth over their previous year results, respectively. We have assumed an underlying CRM market growth rate of 5% for next year.

Cost of Sales - Excluding Amortization of Intangible Assets

Changes from the prior year to cost of sales as a percentage of sales, excluding the amortization of intangible assets, were primarily due to the following:


                                                              2007-2006
                                                             % Increase
                                                             ----------
Price reduction (a)                                             0.5%
Inventory step-up (b)                                           0.5%
Excess capacity at Columbia Facility (c)                        0.4%
                                                                ----
Total percentage point change to cost of sales as a
 percentage of sales                                            1.4%
                                                                ====


a. This increase was primarily due to contractual price concessions negotiated with our larger customers. Price reductions were negotiated in exchange for longer term commitments, primarily in the IMC segment.
b. In connection with our acquisitions, the value of inventory on hand was stepped-up to reflect the fair value at the time of acquisition. The inventory step-up amortization, which is recorded as cost of sales - excluding intangible amortization, was $1.7 million. As of December 28, 2007, $0.4 million of inventory step up is remaining to be amortized, which does not include the value of the inventory step-up related to the acquisitions in early 2008.
c. The Columbia Facility was operating with excess capacity during 2007 as its production transitioned to our Tijuana, Mexico Facility. The excess capacity cost is approximately $1.2 million. In accordance with our inventory accounting policy, excess capacity costs are expensed.

We expect cost of sales as a percentage of sales to benefit in future years due to our consolidation efforts and the elimination of excess capacity, partially offset by a continuing shift in product mix towards lower margin products.

Cost of Sales - Amortization of Intangible Assets

Amortization expense for 2007 increased from 2006 due to an increase in intangible assets acquired as part of the Enpath, Quan Emerteq and EAC acquisitions. The increase represents a partial year of amortization related to our 2007 acquisitions. In 2008, cost of sales - amortization of intangible assets is expected to increase to $6.0 million, due to the full year impact of the acquisitions in 2007 and does not include intangible assets that will be recorded in connection with our acquisitions in early 2008.

SG&A Expenses

Changes from the prior year to SG&A expenses were primarily due to the following (in millions):

                                                                 2007-2006
                                                                $ Increase
                                                                ----------
Headcount increases associated with acquisitions (a)            $      3.8
Amortization (b)                                                       1.0
Increased sales and marketing workforce (c)                            0.9
Increased legal expense (d)                                            0.5
Other                                                                 (0.3)
                                                                ----------
  Net increase in SG&A                                          $      5.9
                                                                ==========


a. Personnel working for the acquired companies in functional areas such as Finance, Human Resources and Information Technology were the primary drivers of this increase. The remaining increase was for consulting, travel and other administrative expenses to operate these areas.
b. Relates to the amortization of customer relationships and non-compete agreements recorded as a result of our acquisitions in 2007.
c. The increase in sales and marketing workforce was primarily a result of our planned efforts to increase the marketing and sales of our products.
d. The increase in legal expense is primarily due to increased staffing levels and activity related to customer contract renewals during the year.

SG&A expenses as a percentage of sales are expected to remain constant in the near term and improve over the long-term as synergies from our acquisitions are realized.

RD&E Expenses

Net research, development and engineering costs were as follows (in millions):

                                                        Year ended
                                             ---------------------------------
                                             December 28,         December 29,
                                                2007                  2006
                                             ------------         ------------

Research and development costs               $       16.1         $       16.1
                                             ------------         ------------
Engineering costs                                    18.9                  9.9
Less cost reimbursements                             (5.1)                (1.8)
                                             ------------         ------------
Engineering costs, net                               13.8                  8.1
                                             ------------         ------------
Total research and development
 and engineering costs, net                  $       29.9         $       24.2
                                             ============         ============

The increase in RD&E expenses for 2007 was primarily due to the planned headcount increase in engineering personnel as we continue to invest substantial resources in product technologies. Additionally, $4.8 million of engineering costs were a result of the Enpath and BIOMEC acquisitions. Reimbursement on product development projects increased compared to last year primarily due to the timing of the achievement of milestones, as well as the Enpath and BIOMEC acquisitions, which added $2.6 million of cost reimbursements. Reimbursements for achieving certain development milestones are netted against gross spending.

RD&E expenses as a percentage of sales are expected to remain constant, reflecting our continued development of and investment in core product technologies. In the future, cost reimbursements generated from various government grants will be lower as the grants acquired from BIOMEC are scheduled to expire in 2008.

Other Operating Expenses

Acquired In-Process Research and Development - Approximately $2.3 million and $13.8 million of the BIOMEC and Enpath purchase prices, respectively, represent the estimated fair value of IPR&D projects acquired from those companies. These projects had not yet reached technological feasibility and had no alternative future use as of the acquisition date, thus were immediately expensed on the date of acquisition. The IPR&D written off in connection with the Enpath acquisition is not deductible for tax purposes. Additional information regarding these projects is set forth in Note 2 -- "Acquisitions" of the Notes to the Consolidated Financial Statements contained in Item 8 of this report.

We are currently in the process of performing a valuation of the assets and liabilities of the Companies acquired in 2008. At this time, we have not determined if any IPR&D charge will result from this valuation.

The remaining other operating expenses are as follows (in millions):

                                                                    Year Ended
                                                        ----------------------------------
                                                          December 28,      December 29,
                                                              2007              2006
                                                        ----------------   ---------------
Alden facility consolidation (a)                         $             -    $          0.6
Carson City facility shutdown and Tijuana
 facility consolidation No. 1 (a)                                    0.3               2.7
Columbia facility shutdown, Tijuana facility
 consolidation No. 2 and RD&E consolidation (a)                      4.4               5.1
Electrochem Commercial Power ("ECP") expansion (a)                   0.5                 -
Asset dispositions and other (b)                                     0.1               6.2
Severance (a)                                                          -               2.5
                                                        ----------------   ---------------
                                                         $           5.3    $         17.1
                                                        ================   ===============

(a) Refer to the "Cost Savings and Consolidation Efforts" section of this Item for disclosure related to the timing and level of remaining expenditures for these items as of December 28, 2007.
(b) During 2007, we had various asset disposals which were offset by $0.5 million of insurance proceeds on previously disposed assets. During 2006, we recorded a loss of $4.4 million related to the write-off of a battery test system that was under development. Upon completion of our engineering and technical evaluation, it was determined that the system could not meet the required specifications in a cost effective manner. This charge was included in the IMC business segment. The remaining expense for 2006 includes charges for various asset dispositions and $0.8 million for professional fees related to a potential acquisition that was no longer considered probable.

In 2008 plant relocation and asset disposition expenses are expected to be approximately $4.5 million to $5.2 million.

Interest Expense and Interest Income

Interest expense for 2007 is higher than the prior year period primarily due to the additional $80 million of 2.25% convertible notes issued at the end of the first quarter of 2007 and additional amortization of deferred fees and discounts associated with these notes and the notes exchanged at that time. See Note 8 - "Debt" of the Notes to the Consolidated Financial Statements in this Form 10-K for additional information about our long-term debt obligations. Going forward, interest expense will be higher as a result of the $117 million we borrowed in connection with our acquisitions in early 2008.

Interest income for 2007 increased in comparison to 2006 primarily due to increased cash, cash equivalents and short-term investment balances, as well as higher rates earned. In the future, interest income will be lower as a result of the cash deployed in connection with our 2007 acquisitions and acquisitions in early 2008.

Gain on sale of investment security

In the second quarter of 2007, we sold an investment security which resulted in a pre-tax gain of $4.0 million ($2.6 million net of tax) or $0.12 per diluted share.

Gain on extinguishment of debt

In the first quarter of 2007, we exchanged $117.8 million of our original $170.0 million of 2.25% convertible subordinated notes due 2013 ("CSN I") for an equivalent principal amount of a new series of 2.25% convertible subordinated notes due 2013. The primary purpose of this transaction was to eliminate the June 15, 2010 call and put option that is included in the terms of the exchanged CSN I. We accounted for this exchange as an extinguishment of debt, which resulted in a net pre-tax gain of $4.5 million ($2.9 million net of tax) or $0.13 per diluted share.

Other (income) expense, net

In December 2007, we entered into a forward contract to purchase 80,000,000 Swiss Francs ("CHF"), at an exchange rate of 1.1389 CHF per one U.S. dollar, in order to partially fund our acquisition of Precimed, which closed in January 2008 and was payable in Swiss Francs. In January 2008, we entered into an additional forward contract to purchase 20,000,000 CHF at an exchange rate of
1.1156 per one U.S. dollar. We entered into a similar foreign exchange contract in January 2008 in order to fund our acquisition of DePuy's Chaumont, France facility, which closed in February 2008 and was payable in Euros. The net result of the above transactions was a gain of $2.4 million, $0.8 million of which was recorded in 2007 (based upon the fair value of the forward contract at December 28, 2007) as Other Income and the remainder will be recorded in the first quarter of 2008.

Provision for Income Taxes

Our effective tax rate is higher than the U.S. statutory rate primarily as a result of the IPR&D charge from the acquisition of Enpath, which is non-deductible for income tax purposes. As a result, our effective tax rate was 47.5% in 2007. Excluding this IPR&D charge, our effective tax rate was consistent with 2006. We expect our effective tax rate in 2008 to be more in line with the 35% U.S. statutory rate. This excludes the impact of any IPR&D charges which may result from our 2008 acquisitions.

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

Our ICD battery product line declined by 1% during 2006, commensurate with the market and the market share shifts among our customers. The decline in sales was primarily due to lower volume with U.S. based customers and the approximate 2% reduction in selling prices, partially offset by strong European customer sales. This growth represents increased adoption of our high rate battery technology.

The capacitor business also experienced a decline in sales. Capacitor sales declined by $4 million or 19%, primarily attributable to the actions taken by a single customer in late 2005 to further vertically integrate its operations.

ECP. ECP sales grew by 32% in 2006 through a combination of increased market penetration, new product introductions and greater value-added pack assembly. The oil and gas exploration was robust in 2006 due to the increased demand for products used in pipeline inspections, pressure monitoring and measurement while drilling applications. In addition, our presence in the telematics market provided incremental sales opportunities.

Cost of Sales

Changes from the prior year to cost of sales as a percentage of sales were due to the following:

                                                            2006-2005
                                                           % Increase
                                                         -------------
Production efficiencies primarily associated with
 higher volumes (a)                                              -6.5%
Excess capacity at wet tantalum capacitor facility (b)           -0.8%
Excess capacity at Tijuana, Mexico facility (c)                   0.4%
Mix change (d)                                                    4.2%
Other                                                             0.5%
                                                         -------------
Total percentage point change to cost of sales as a
percentage of sales                                              -2.2%
                                                         =============

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

SG&A Expenses

Changes from the prior year to SG&A expenses were primarily due to the following (in millions):


                                                         December 29,
                                                              2006
                                                        --------------
SFAS No. 123(R) stock-based compensation expense (a)     $         3.2
CEO transition and retirement expenses (b)                         1.2
Information technology (c)                                         1.2
Increased sales and marketing workforce (d)                        0.5
Director fees (e)                                                  0.4
Other                                                              0.8
                                                        --------------
    Net increase in SG&A                                 $         7.3
                                                        ==============

a. As a result of the adoption of SFAS No. 123(R), we began expensing stock options in 2006, which had a material impact on SG&A costs.
b. Amounts relate to the additional stock-based compensation costs recorded in connection with the retirement and replacement of our former CEO and former Senior Vice President of Administration. These costs were recorded due to acceleration provisions in our executive retirement guidelines as well as costs associated with additional grants awarded to facilitate the transition.
c. The increase in information technology costs was a result of our continuing investment in the infrastructure of our Company in order to support our growth.
d. The increased workforce expense was primarily a result of our efforts to increase the marketing and sales of our products.
e. The increase in Director fees primarily relates to the adoption of a new Director compensation program in 2006. This program was designed and approved by the Corporate Governance Committee of the Board of Directors.

RD&E Expenses

Net research, development and engineering costs were as follows (in millions):

                                                     Year ended
                                         ----------------------------------
                                           December 29,      December 30,
                                               2006              2005
                                         ----------------  ----------------

Research and development costs             $        16.1     $        17.1
                                         ----------------  ----------------

Engineering costs                                    9.9               5.5
Less cost reimbursements                            (1.8)             (3.9)
                                         ----------------  ----------------
Engineering costs, net                               8.1               1.6
                                         ----------------  ----------------
Total research and development and
 engineering costs, net                    $        24.2     $        18.7
                                         ================  ================

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

Other Operating Expenses

Other operating expenses are as follows (in millions):

                                                            Year Ended
                                                   -----------------------------
                                                   December 29,    December 30,
                                                       2006            2005
                                                   -------------   -------------
Alden facility consolidation (a)                     $       0.6     $       2.8
Carson City facility shutdown and Tijuana
 facility consolidation No. 1 (a)                            2.7             4.5
Columbia facility shutdown, Tijuana facility
 consolidation No. 2 and RD&E consolidation (a)              5.1             1.1
Tijuana facility start-up (b)                                  -             1.4
Asset dispositions and other (c)                             6.2             7.3
Severance (a)                                                2.5             1.5
                                                   -------------   -------------
                                                     $      17.1     $      18.6
                                                   =============   =============

(a) Refer to "Cost Savings and Consolidation Efforts" of this Item for disclosure related to the timing and level of remaining expenditures for these items as of December 29, 2006.
(b) Other Tijuana facility start-up expenses (not associated with the Carson City facility or Columbia Facility consolidations) during 2005 amounted to $1.4 million. These expenses are primarily related to the initial start-up of the value-added assembly business.
(c) During 2006, we recorded a loss of $4.4 million related to the write-off of a battery test system that was under development. Upon completion of our engineering and technical evaluation, it was determined that the system could not meet the required specifications in a cost effective manner. This charge was included in the IMC business segment. The remaining expense for 2006 includes charges for various asset dispositions and $0.8 million for professional fees related to a potential acquisition that was no longer considered probable.

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

Provision for Income Taxes

Our effective tax rate is lower than the U.S. statutory rate due to the allowable Extraterritorial Income Exclusion ("ETI"), the Qualified Production Activities Deduction and the Federal Research and Development Credit.
 In 2006, the net ETI benefits had a greater impact on the effective tax rate than in 2005. As a result, our effective tax rate was reduced to 31.5% in 2006 compared to 34.6% in 2005.

Liquidity and Capital Resources

                                              As of
                                   December 28,     December 29,
(Dollars in millions)                  2007             2006
                                   -------------    -------------

Cash and cash equivalents and
 short-term investments (a)          $      40.5      $     142.6
Working capital(b)                   $     116.8      $     199.1
Current ratio                            2.8:1.0          5.7:1.0

a. Short-term investments in 2007 consist of municipal, U.S. Government Agency and corporate notes and bonds acquired with maturities that exceed three months. Short-term investments in 2006 also included auction rate securities and equity securities.
b. Working capital decreased by approximately $82.3 million primarily due to a $102.1 million decrease in cash and cash equivalents and short-term investments. Net cash provided by operating activities of $43.0 and financing activities of $65.2 million were offset by $208.1 million of expenditures related to our acquisition activity in 2007 and capital purchases.

Revolving line of credit

In May 2007, we entered into a new senior credit facility (the "New Credit Facility") consisting of a $235 million revolving credit facility, which can be increased to $335 million upon our request and approval of a simple majority of the lenders. The New Credit Facility also contains a $15 million letter of credit subfacility and a $15 million swingline subfacility. This New Credit Facility replaced our previous $50 million revolving credit facility. The New Credit Facility is secured by our non-realty assets including cash, accounts and notes receivable, and inventories and has an expiration date of May 22, 2012 with a one-time option to extend to April 1, 2013 if no default has occurred. Interest rates under the New Credit Facility are, at our option, based upon the current prime rate or the LIBOR plus a margin that varies with our leverage ratio. If interest is paid based upon the prime rate, the applicable margin is between minus 1.25% and 0.00%. If interest is paid based upon the LIBOR, the applicable margin is between 1.00% and 2.00%. We are required to pay a commitment fee between 0.125% and 0.250% per annum on the unused portion of the New Credit Facility based on our leverage ratio.

The New Credit Facility contains limitations on the incurrence of indebtedness, limitations on the incurrence of liens and licensing of intellectual property, limitations on investments and restrictions on certain payments. Except to the extent paid for by common equity of Greatbatch or paid for out of cash on hand, the New Credit Facility limits the amount paid for acquisitions to $100 million. The restrictions on payments, among other things, limits repurchases of Greatbatch's stock to $60 million and limits our ability to make cash payments upon conversion of our convertible subordinated notes. These limitations can be waived upon the Company's request and approval of a simple majority of the lenders. Such waiver was obtained in order to fund the Precimed acquisition.

In addition, the New Credit Facility requires us to maintain a ratio of adjusted EBITDA, as defined in the agreement, to interest expense of at least 3.00 to 1.00, and a total leverage ratio, as defined in the credit agreement, of not greater than 5.00 to 1.00 from May 22, 2007 through September 29, 2009 and not greater than 4.50 to 1.00 from September 30, 2009 and thereafter. The New Credit Facility contains customary events of default. Upon the occurrence of an event of default, a majority of the lenders may declare all obligations under the New Credit Facility immediately due and payable.

There were no borrowings outstanding under the New Credit Facility as of December 28, 2007. In connection with our acquisitions that closed in early 2008, we borrowed approximately $117 million under the New Credit Facility. We anticipate that cash flow from operations will be sufficient to meet our operating, capital expenditure and debt service needs for the foreseeable future, other than for acquisitions.

Operating Activities

In total, net cash flows provided by operating activities for 2007 increased by $3.8 million from 2006. This increase was primarily the result of a $6.2 million increase in net income excluding non-cash items (i.e. depreciation, amortization, stock-based compensation, gains/loss on investments, disposal of PP&E, foreign currency contract and debt extinguishment, and IPR&D charges). The extinguishment of debt in 2007 resulted in a reclassification of approximately $11.3 million of current income tax liability which was paid in 2007. This amount was previously recorded as a non-current deferred tax liability on the balance sheet. The remainder of the variance relates to the net change in working capital accounts due to the timing of the receipt/payment of accounts receivable, accounts payable and inventory levels.

We anticipate that cash flow from operations will be sufficient to meet our operating, capital expenditure and debt service needs, other than for acquisitions.

Investing Activities

Net cash used in investing activities of $145.8 million 2007 was primarily the result of our acquisitions in 2007 ($188.1 million) which were funded with both short-term investments and cash on hand. Expenditures for property, plant and equipment increased $4.5 million over 2006. The majority of this increase relates to our new ECP manufacturing facility in Raynham, MA and the expansion of our corporate headquarters in Clarence, NY which will be completed in 2008. The remainder of the property, plant and equipment purchases relate to routine investments in order to support our internal growth and to maintain our technology leadership. In addition to the above, in 2007 we made an additional $2.0 million investment in IntElect Medical, Inc., an early stage neurostimulation device company that works in conjunction with the Cleveland Clinic.

Our current expectation for 2008 is that capital spending will be in the range of $50.0 million to $55.0 million, of which $28 million relates to the construction of our new ECP manufacturing facility and the expansion of our corporate headquarters.

We regularly engage in discussions relating to potential acquisitions and may announce an acquisition transaction at any time. We continually assess our financing facilities and capital structure to ensure liquidity and capital levels are sufficient to meet our strategic objectives. Going forward, we expect the pace of acquisitions to be less than the 2007 level. However, we will continue to pursue strategically targeted and opportunistic acquisitions.

Financing Activities

Cash flow provided by financing activities for 2007 primarily related to net proceeds of $76.0 million received in connection with the issuance of 2.25% convertible subordinated notes due 2013 during the first quarter. We paid approximately $6.6 million of financing fees related to this transaction as well as the New Credit Facility discussed above. In connection with the Enpath acquisition, we acquired $7.1 million of debt which we subsequently paid down with short-term investments and cash on hand. Cash flows from financing activities also include cash received from stock option exercises.

Capital Structure

At December 28, 2007, our capital structure consisted of $241.2 million of convertible subordinated notes and our 22.5 million shares of common stock outstanding. We are authorized to issue 100 million shares of common stock and 100 million shares of preferred stock. The market value of our outstanding common stock since our IPO has exceeded our book value; accordingly, we believe that if needed we can access public markets to sell additional common or preferred stock assuming conditions are appropriate. Our capital structure allows us to support our internal growth and provides liquidity for corporate development initiatives.

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

During 2002, a former non-medical customer commenced an action alleging that we had used proprietary information of the customer to develop certain products. We have meritorious defenses and are vigorously defending the matter. The potential risk of loss is between $0.0 and $1.7 million.

In connection with our acquisition of Enpath, we assumed liability in connection with the following proceeding:

On June 12, 2006, Enpath was named as defendant in a patent infringement action filed by Pressure Products Medical Supplies, Inc. and venued in the US District Court in the Eastern District of Texas. On October 2, 2006, Enpath was officially served. Enpath has filed an answer denying liability and has filed counterclaims against the plaintiff alleging antitrust violations and patent misuse. The plaintiff has alleged that Enpath's FlowGuard(TM) valved introducer, which has been on the market for more than three years, infringes claims in the plaintiff's patents and is seeking damages and injunctive relief. Enpath believes that the plaintiff's claims are without merit and intends to pursue its defenses vigorously. Revenues from products sold that include the FlowGuard valved introducer were approximately $3.0 million, $2.0 million and $1.5 million for 2007, 2006 and 2005, respectively. The lawsuit is currently in the discovery stage. The District Court held a hearing to construe the claims of the plaintiff's patents in August 2007, but has not yet issued its decision. It is not possible to predict the timing or outcome of this litigation at this time, including whether it will affect our ability to sell our FlowGuard products, or to estimate the amount or range of potential loss.

Contractual Obligations

The following table summarizes our significant contractual obligations at December 28, 2007, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

                                                              Payments due by period
                                         -----------------------------------------------------------------
CONTRACTUAL OBLIGATIONS                     Total      Less than    1-3 years     3-5 years    More than 5
                                                         1 year                                   years
--------------------------------------   -----------------------------------------------------------------
Long-Term Debt Obligations (a)             $ 280,938     $  5,625     $ 11,250    $   11,250     $ 252,813
Operating Lease Obligations (b)               11,212        2,104        3,055         2,684         3,369
Purchase Obligations (c)                      32,483       32,483            -             -             -
Acquisitions (d)                             140,744      130,000       10,744             -             -
                                         -----------   ----------   ----------   -----------   -----------
Total                                      $ 465,377     $170,212     $ 25,049    $   13,934     $ 256,182
                                         ===========   ==========   ==========   ===========   ===========

a. Includes the annual interest expense on the convertible debentures of 2.25%, or $5.6 million, which is paid semi-annually. These amounts assume the 2010 conversion feature is not exercised on the $52.2 million of 2.25% convertible subordinated notes issued in May 2003. See Note 8 - "Debt" of the Notes to the Consolidated Financial Statements in this Form 10-K for additional information about our long-term debt obligations.
b. See Note 13 - "Commitments and Contingencies" of the Notes to the Consolidated Financial Statements in this Form 10-K for additional information about our operating lease obligations.
c. For the purposes of this table, contractual obligations for purchases of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase orders are normally based on our current manufacturing needs and are fulfilled by our vendors within short time horizons. We enter into blanket orders with vendors that have preferred pricing and terms, however these orders are normally cancelable by us without penalty.
d. In November 2007, we signed a definitive agreement to acquire Precimed which included its right to purchase the DePuy Chaumont, France manufacturing facility. These transactions closed in 2008 in exchange for approximately $130 million in cash, and a contingent payment, as defined in the Precimed purchase agreement, which can range from 0 CHF to 12,000,000 CHF depending on Precimed's 2008 earnings performance. The 1-3 years amount was based upon the exchange ratio of 1.1169 CHF per one U.S. dollar as of December 28, 2007 and is subject to change due to foreign currency fluctuations and the final calculation of the contingent payment. The purchase price was funded with cash on hand (approximately $13 million) and availability under our revolving credit agreement (approximately $117 million) and is an interest only obligation until the expiration of the revolving credit agreement in May 2012.

Inflation

We utilize certain critical raw materials (including precious metals) in our products that we obtain from a limited number of suppliers due to the technically challenging requirements of the supplied product and/or the lengthy process required to qualify these materials with our customers. We cannot quickly establish additional or replacement suppliers for these materials because of these requirements. Additionally, increasing global demand for some of the critical raw materials we need for our business has caused the prices of these materials to increase significantly. Our results may be negatively impacted from an increase in the prices of these critical raw materials. This risk is partially mitigated as many of the supply agreements that we have with our customers allow us to partially adjust prices for the impact of any raw material price increases. Historically, raw material price increases have not materially impacted our results of operations.

Impact of Recently Issued Accounting Standards

In December 2007, the FASB issued Statement SFAS No. 141(R), Business Combinations. This Statement replaces FASB Statement No. 141, Business Combinations but retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations. This Statement also retains the guidance in SFAS No. 141 for identifying and recognizing intangible assets separately from goodwill. However, SFAS No. 141(R) significantly changed the accounting for business combinations with regards to the number of assets and liabilities assumed that are to be measured at fair value, the accounting for contingent consideration and acquired contingencies as well as the accounting for direct acquisition costs and IPR&D. SFAS No. 141(R) is effective for acquisitions consummated beginning in fiscal year 2009 and will not materially impact our consolidated financial statements unless an acquisition is consummated after the date of adoption.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. We are still evaluating the impact of SFAS No. 160 on our consolidated financial statements, which is effective beginning in fiscal year 2009.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities--Including an amendment of FASB Statement No. 115. This Statement provides entities with an option to choose to measure eligible items at fair value at specified election dates. If elected, an entity must report unrealized gains and losses on the item in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method, is irrevocable (unless a new election date occurs), and is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective beginning in fiscal year 2008 and will not materially impact our consolidated financial statements unless we make a fair value election for a financial asset or liability after the date of adoption. Currently, we have not made such an election.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value while applying generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions based on market data obtained from independent sources and (2) the reporting entity's own assumptions developed based on unobservable inputs. In February 2008, the FASB issued FSP FAS 157-b--Effective Date of FASB Statement No. 157. This FSP (1) partially defers the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities and (2) removes certain leasing transactions from the scope of FAS 157. We believe that the provisions of SFAS No. 157 applicable to us beginning in fiscal year 2008 will not have a material effect on our consolidated financial statements. We are still evaluating what impact the provisions of SFAS No. 157 that were deferred will have on our consolidated financial statements, which are effective beginning in fiscal year 2009.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Under our revolving line of credit any borrowings bear interest at fluctuating market rates. At December 29, 2007, we did not have any borrowings outstanding under our line of credit and thus no interest rate sensitive financial instruments other than short-term investments. We do not believe that the impact of fluctuations in interest rates on our short-term investments will have a material effect on our consolidated financial statements. In the first quarter of 2008, we borrowed in excess of $100 million under our $235 million revolving credit agreement to fund the previously disclosed acquisitions. This borrowing bears interest at variable rates and thereby will subject us to interest rate risk in the future.

We incur certain expenses related to our Mexican and China operations that are denominated in a foreign currency. Given the size of these operations in relation to the overall Company, they did not have a material effect on our consolidated financial statements. In 2008, we completed two acquisitions that had operations in Europe. Correspondingly foreign currency fluctuations are anticipated to have a greater impact on our future results. We are currently in the process of evaluating our foreign currency risk as a result of these transactions in order to develop a plan to best mitigate these risks, which could include the use of various derivative instruments.

In December 2007, we entered into a forward contract to purchase 80,000,000 CHF, at an exchange rate of 1.1389 CHF per one U.S. dollar, in order to partially fund the acquisition of Precimed, which closed in January 2008 and was payable in Swiss Francs. In January 2008, we entered into an additional forward contract to purchase 20,000,000 CHF at an exchange rate of 1.1156 per one U.S. dollar. We entered into a similar foreign exchange contract in January 2008 in order to fund the acquisition of DePuy's Chaumont France facility, which closed in February 2008 and was payable in Euros. The net result of the above transactions was a gain of $2.4 million, $0.8 million of which was recorded in 2007 (based upon the fair value of the forward contract at December 28, 2007) as Other Income and the remainder will be recorded in the first quarter of 2008.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                The following are set forth below:

                Management's Report on Internal Control Over Financial Reporting

                Reports of Independent Registered Public Accounting Firm

                Consolidated Balance Sheets as of December 28, 2007 and December 29, 2006.

                Consolidated Statements of Operations and Comprehensive Income for the years ended December 28, 2007, December 29, 2006 and December 30, 2005.

                Consolidated Statements of Cash Flows for the years ended December 28, 2007, December 29, 2006 and December 30, 2005.

                Consolidated Statements of Stockholders' Equity for the years ended December 28, 2007, December 29, 2006 and December 30, 2005.

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

As of December 28, 2007, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 28, 2007 is effective.

In conducting the evaluation of the effectiveness of internal control over financial reporting as of December 28, 2007, as permitted by the guidance issued by the Office of the Chief Accountant of the Securities and Exchange Commission, management excluded the following 2007 acquisitions:

     o    Enpath Medical, Inc. on June 15, 2007

     o    IntelliSensing, LLC on October 26, 2007

     o    Quan Emerteq, LLC on November 16, 2007

     o    Engineered Assemblies Corporation on November 16, 2007


See Note 2-"Acquisitions" for a discussion of these acquisitions and their impact on the Company's Consolidated Financial Statements.

The effectiveness of internal control over financial reporting as of December 28, 2007 has been audited by Deloitte & Touche LLP, the Company's independent registered public accounting firm.


Dated: February 26, 2008


/s/ Thomas J. Hook                                   /s/ Thomas J. Mazza
--------------------------------------------         -----------------------------------
Thomas J. Hook                                       Thomas J. Mazza
President & Chief Executive Officer                  Senior Vice President & Chief Financial Officer

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors and Stockholders
Greatbatch, Inc.
Clarence, New York

We have audited the internal control over financial reporting of Greatbatch, Inc. and subsidiaries (the "Company") as of December 28, 2007, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management's Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Enpath Medical, Inc., IntelliSensing, LLC, Quan Emerteq, LLC, and Engineered Assemblies Corporation, which were acquired on June 15, 2007, October 26, 2007, November 16, 2007, and November 16, 2007, respectively, and whose financial statements constitute 50% and 30% of net and total assets, respectively, and 10% of revenues of the consolidated financial statement amounts as of and for the year ended December 28, 2007. Accordingly, our audit did not include the internal control over financial reporting at Enpath Medical, Inc., IntelliSensing, LLC, Quan Emerteq, LLC, and Engineered Assemblies Corporation. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2007, based on the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 28, 2007 of the Company and our report dated February 26, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph relating to the Company's adoption of Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment.

/s/ Deloitte & Touche LLP

Buffalo, New York
February 26 2008

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Greatbatch, Inc.
Clarence, New York

We have audited the accompanying consolidated balance sheets of Greatbatch, Inc. and subsidiaries (the "Company") as of December 28, 2007 and December 29, 2006, and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 28, 2007. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2007 and December 29, 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, on January 1, 2006, the Company changed its method of accounting for stock-based compensation to conform to Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 28, 2007, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2008 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Buffalo, New York
February 26, 2008

                                          GREATBATCH, INC.
                                     CONSOLIDATED BALANCE SHEETS
                            (in thousands except share and per share data)
------------------------------------------------------------------------------------------------------

                                                                  December 28,         December 29,
ASSETS                                                                 2007                2006
                                                               -------------------  ------------------
Current assets:
  Cash and cash equivalents                                      $        33,473      $       71,147
  Short-term investments available for sale                                7,017              71,416
  Accounts receivable, net of allowance of $758 in 2007
     and $532 in 2006                                                     56,962              31,285
  Inventories, net                                                        71,882              57,667
  Refundable income taxes                                                    377               1,569
  Deferred income taxes                                                    6,469               5,899
  Prepaid expenses and other current assets                                5,044               2,343
                                                               -------------------  ------------------
          Total current assets                                           181,224             241,326
Property, plant and equipment, net                                       114,946              91,869
Amortizing intangible assets, net                                         71,268              28,078
Trademarks and tradenames                                                 32,582              28,252
Goodwill                                                                 248,540             155,039
Other assets                                                              15,291               3,263
                                                               -------------------  ------------------
Total assets                                                     $       663,851      $      547,827
                                                               ===================  ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                               $        33,433      $       12,657
  Accrued expenses and other current liabilities                          30,975              29,618
                                                               -------------------  ------------------
           Total current liabilities                                      64,408              42,275
Convertible subordinated notes                                           241,198             170,000
Deferred income taxes                                                     35,346              35,859
Other long-term liabilities                                                  228                   -
                                                               -------------------  ------------------
           Total liabilities                                             341,180             248,134
                                                               -------------------  ------------------
Commitments and contingencies (Note 13)
Stockholders' equity:
  Preferred stock, $0.001 par value, authorized 100,000,000
   shares;
   no shares issued or outstanding in 2007 or 2006                             -                   -
  Common stock, $0.001 par value, authorized 100,000,000
  shares; 22,477,340 shares issued and 22,470,299 shares
   outstanding in 2007
  and 22,119,142 shares issued and 22,111,516 shares
   outstanding in 2006                                                        22                  22
  Additional paid-in capital                                             238,574             227,187
  Treasury stock, at cost, 7,041 shares in 2007 and 7,626
   shares in 2006                                                           (140)               (205)
  Retained earnings                                                       84,215              69,165
  Accumulated other comprehensive income                                       -               3,524
                                                               -------------------  ------------------
           Total stockholders' equity                                    322,671             299,693
                                                               -------------------  ------------------
  Total liabilities and stockholders' equity                     $       663,851      $      547,827
                                                               ===================  ==================

        The accompanying notes are an integral part of these consolidated financial statements

                                             GREATBATCH, INC.
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                          AND COMPREHENSIVE INCOME
                                  (in thousands except per share amounts)
------------------------------------------------------------------------------------------------------------

                                                                           Year Ended
                                                    --------------------------------------------------------
                                                       December 28,       December 29,       December 30,
                                                            2007               2006               2005
                                                    ------------------ ------------------- -----------------

Sales                                                 $       318,746    $        271,142    $      241,097

Costs and expenses:
Cost of sales - excluding amortization of
 intangible assets                                            198,184             164,885           151,543
Cost of sales - amortization of intangible assets               4,537               3,813             3,841
Selling, general and administrative expenses                   44,674              38,785            31,528
Research, development and engineering costs, net               29,914              24,225            18,725
Acquired in-process research and development                   16,093                   -                 -
Other operating expenses, net                                   5,324              17,058            18,574
                                                    ------------------ ------------------- -----------------
 Operating income                                              20,020              22,376            16,886
Interest expense                                                7,303               4,605             4,613
Interest income                                                (7,050)             (5,775)           (3,113)
Gain on extinguishment of debt                                 (4,473)                  -                 -
Gain on sale of investment security                            (4,001)                  -                 -
Other (income) expense, net                                      (447)                 12               (78)
                                                    ------------------ ------------------- -----------------
 Income before provision for income taxes                      28,688              23,534            15,464
Provision for income taxes                                     13,638               7,408             5,357
                                                    ------------------ ------------------- -----------------
 Net income                                           $        15,050    $         16,126    $       10,107
                                                    ================== =================== =================

Earnings per share:
 Basic                                                $          0.68    $           0.74    $         0.47
 Diluted                                              $          0.67    $           0.73    $         0.46

Weighted average shares outstanding:
 Basic                                                         22,152              21,803            21,582
 Diluted                                                       22,422              26,334            21,810

Comprehensive income:
 Net income                                           $        15,050    $         16,126    $       10,107
 Net unrealized gain (loss) on short-term
  investments available for sale, net of tax                     (923)              3,594               (52)
 Less: reclassification adjustment for net
  realized gain on short-term investments
  available for sale,
  net of tax                                                   (2,601)                  -                 -
                                                    ------------------ ------------------- -----------------
Comprehensive income                                  $        11,526    $         19,720    $       10,055
                                                    ================== =================== =================

         The accompanying notes are an integral part of these consolidated financial statements

                                                  GREATBATCH, INC.
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (in thousands)
------------------------------------------------------------------------------------------------------------------------

                                                                                     Year Ended
                                                            ------------------------------------------------------------
                                                               December 28,         December 29,         December 30,
                                                                    2007                 2006                 2005
                                                            ------------------   ------------------   ------------------
Cash flows from operating activities:
  Net income                                                  $        15,050      $        16,126      $        10,107
  Adjustments to reconcile net income to
    net cash provided by operating activities:
Depreciation and amortization                                          25,842               19,309               19,718
Stock-based compensation                                                9,252                9,717                3,327
Gain on extinguishment of debt                                         (4,473)                   -                    -
Gain on sale of investment secruity                                    (4,001)                   -                    -
Gain on foreign currency contract                                        (778)                   -                    -
Acquired in-process research and development                           16,093                    -                    -
(Gain) loss on disposal of assets                                        (194)               5,379                5,851
Deferred income taxes                                                  (4,935)               4,888                4,330
Changes in operating assets and liabilities:
    Accounts receivable                                               (14,523)              (1,288)              (5,709)
    Inventories                                                        (1,969)             (12,483)             (11,157)
    Prepaid expenses and other current assets                            (238)                (855)                (451)
    Accounts payable                                                   11,138                   64                5,044
    Accrued expenses and other current liabilities                     (4,581)              (1,011)              11,317
    Income taxes                                                        1,282                 (641)                 958
                                                            ------------------   ------------------   ------------------
             Net cash provided by operating activities                 42,965               39,205               43,335
                                                            ------------------   ------------------   ------------------
Cash flows from investing activities:
Short-term investments:
Purchases                                                             (70,058)             (54,800)             (82,851)
Proceeds from dispositions                                            133,578               53,808               74,743
Acquisition of property, plant and equipment                          (19,993)             (15,445)             (28,183)
Proceeds from sale of property, plant and equipment
  and other assets                                                         16                   39                5,158
Purchase of cost method investment, net of distributions               (1,750)                   -                    -
Acquisitions, net of cash acquired                                   (188,148)                   -                    -
Other investing activities                                                551                   25                 (261)
                                                            ------------------   ------------------   ------------------
             Net cash used in investing activities                   (145,804)             (16,373)             (31,394)
                                                            ------------------   ------------------   ------------------
Cash flows from financing activities:
Repayments under line of credit, net                                   (1,000)                   -                    -
Principal payments of long-term debt                                   (6,093)                   -                    -
Proceeds from issuance of long-term debt                               76,000                    -                    -
Payment of debt issuance costs                                         (6,628)                   -                 (213)
Principal payments of capital lease obligations                             -                 (464)              (1,188)
Issuance of common stock                                                2,699                2,082                1,068
Excess tax benefits from stock-based awards                               392                  294                    -
Repurchase of treasury stock                                             (205)                   -                    -
                                                            ------------------   ------------------   ------------------
           Net cash provided by (used in) financing
            activities                                                 65,165                1,912                 (333)
                                                            ------------------   ------------------   ------------------
Net increase (decrease) in cash and cash equivalents                  (37,674)              24,744               11,608
Cash and cash equivalents, beginning of year                           71,147               46,403               34,795
                                                            ------------------   ------------------   ------------------
Cash and cash equivalents, end of year                        $        33,473      $        71,147      $        46,403
                                                            ==================   ==================   ==================

                 The accompanying notes are an integral part of these consolidated financial statements

                                                          GREATBATCH, INC.
                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                           (in thousands)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                          Accumulated
                                                       Additional    Deferred      Treasury                  Other         Total
                                     Common Stock       Paid-In    Stock-Based      Stock       Retained Comprehensive Stockholders'
                                 --------------------                           --------------
                                   Shares     Amount    Capital    Compensation Shares Amount   Earnings Income (Loss)    Equity
                                 --------------------------------- ------------ -------------- --------- ------------- -------------

Balance, January 1, 2005            21,451   $     21    $212,131   $   (833)       5   $ (95) $  42,932 $       (18)  $ 254,138
  Stock-based compensation               -          -           3        333       (1)     27          -           -         363
  Exercise of stock options             98          1       1,067          -        -       -          -           -       1,068
  Grant of restricted stock             68          -       1,260     (1,260)       -       -          -           -           -
  Forfeitures of restricted stock      (14)         -        (270)       270        -       -          -           -           -
  Income tax benefit from stock
   options                               -          -         252          -        -       -          -           -         252
  Shares contributed to 401(k)         149          -       2,661          -       (4)     68          -           -       2,729
  Net income                             -          -           -          -        -       -     10,107           -      10,107
  Total other comprehensive loss,
   net                                   -          -           -          -        -       -          -         (52)        (52)
                                 -------------------- ------------ ------------ -------------- --------- ------------- -------------
Balance, December 30, 2005          21,752         22     217,104     (1,490)       -       -     53,039         (70)    268,605
  Adoption of SFAS No. 123(R)            -          -      (1,490)     1,490        -       -          -           -           -
  Stock-based compensation              11          -       6,417          -        -       -          -           -       6,417
  Exercise of stock options            161          -       2,082          -        -       -          -           -       2,082
  Grant of restricted stock             94          -           -          -        -       -          -           -           -
  Forfeitures of restricted stock       (9)         -           -          -        -       -          -           -           -
  Repurchase of shares to settle
   employee tax
     withholding on vested
      restricted stock                   -          -           -          -       (8)   (205)         -           -        (205)
  Income tax benefit from stock
   options                                                                                                                     -
     and restricted stock                -          -         294          -        -       -          -           -         294
  Shares contributed to 401(k)         110          -       2,780          -        -       -          -           -       2,780
  Net income                             -          -           -          -        -       -     16,126           -      16,126
  Total other comprehensive gain,
   net                                   -          -           -          -        -       -          -       3,594       3,594
                                 -------------------- ------------ ------------ -------------- --------- ------------- -------------
Balance, December 29, 2006          22,119         22     227,187          -       (8)   (205)    69,165       3,524     299,693
  Stock-based compensation               9          -       5,673          -        -       -          -           -       5,673
  Exercise of stock options            141          -       2,699          -        -       -          -           -       2,699
  Grant of restricted stock            106          -        (205)         -        8     205          -           -           -
  Forfeitures of restricted stock       (8)         -           -          -        -       -          -           -           -
  Repurchase of shares to settle
   employee tax
witholding on vested restricted
 stock                                   -          -           -          -       (7)   (140)         -           -        (140)
  Income tax benefit from stock
   options and
restricted stock                         -          -         264          -        -       -          -           -         264
  Shares contributed to 401(k)         110          -       2,956          -        -       -          -           -       2,956
  Net income                             -          -           -          -        -       -     15,050           -      15,050
  Total other comprehensive loss,
   net                                   -          -           -          -        -       -          -      (3,524)     (3,524)
                                 -------------------- ------------ ------------ -------------- --------- ------------- -------------
Balance, December 28, 2007          22,477   $     22    $238,574   $      -       (7)  $(140) $  84,215 $         -   $ 322,671
                                 ==================== ========================= ============== ========= ============= =============

                       The accompanying notes are an integral part of these consolidated financial statements

                                GREATBATCH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation - The consolidated financial statements include the accounts of Greatbatch, Inc. and its wholly owned subsidiaries (collectively, the "Company" or "Greatbatch". All significant intercompany balances and transactions have been eliminated in consolidation.

     Nature of Operations - The Company operates its business in two reportable segments - Implantable Medical Components ("IMC") and Electrochem Commercial Power ("ECP"). The IMC segment designs and manufactures batteries, capacitors, filtered feedthroughs, engineered components and enclosures used in Implantable Medical Devices ("IMDs"). Additionally, the IMC business offers value-added assembly and design engineering services for products that incorporate IMD components. With the acquisitions of Enpath Medical, Inc. and Quan Emerteq, LLC in 2007, the IMC business now designs, develops and manufactures introducers, catheters, implantable stimulation leads and microcomponents for the vascular, cardiac rhythm management and neurostimulation markets.

     The ECP segment designs and manufactures high performance batteries and battery packs for use in oil and gas exploration, pipeline inspection, telematics, oceanography equipment, seismic, communication, military and aerospace applications. With the acquisitions of Engineered Assemblies Corporation and IntelliSensing, LLC, the ECP business can now design and provide its customers rechargeable battery and wireless sensor systems.

     Fiscal Year End - The Company utilizes a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31st. Fiscal years 2007, 2006 and 2005 ended on December 28, December 29 and December 30, respectively.

     Cash and Cash Equivalents - Cash and cash equivalents consist of cash and highly liquid, short-term investments with maturities at the time of purchase of three months or less.

     Short-term Investments - Short-term investments in 2007 are comprised of municipal, U.S. Government Agency and corporate notes and bonds acquired with maturities that exceed three months. Short-term investments in 2006 also included auction rate securities and equity securities. All short-term investments as of December 28, 2007 and December 29, 2006 are classified as available-for-sale and have a maturity of less than one year at the time of acquisition. Available-for-sale securities are carried at fair value with the unrealized gain or loss, net of tax, reported in accumulated other comprehensive income (loss) as a separate component of stockholders' equity. Fair value is based on quoted market prices as of the end of the reporting period. Realized gains and losses and investment income are included in net income. Due to the short-term nature of the interest rate resets, the fair market value of the auction rate securities in 2006 approximates their recorded value. The cost of securities sold is based on the specific identification method. Unrealized losses considered to be other than temporary during the period are recognized in net income.

     Fair Value of Financial Instruments - The carrying amount of financial instruments, including cash and cash equivalents, trade receivables and accounts payable, approximated their fair value as of December 28, 2007 and December 29, 2006 because of the relatively short maturity of these instruments.

     Inventories - Inventories are stated at the lower of cost, determined using the first-in first-out method, or market.

     Property, Plant and Equipment - Property, plant and equipment is carried at cost. Depreciation is computed primarily by the straight-line method over the estimated useful lives of the assets, as follows: buildings and building improvements 7-40 years; machinery and equipment 3-8 years; office equipment 3-10 years; and leasehold improvements over the remaining lives of the improvements or the lease term, if less.

     The cost of repairs and maintenance is expensed as incurred; renewals and betterments are capitalized. Upon retirement or sale of an asset, its cost and related accumulated depreciation or amortization is removed from the accounts and any gain or loss is recorded in operating income or expense.

     Business Combinations - The Company records its business combinations under the purchase method of accounting. Under the purchase method of accounting, the Company allocates the purchase price of each acquisition to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values at the date of acquisition. The fair value of identifiable intangible assets is based upon detailed valuations that use various assumptions made by management. Any excess of the purchase price over the fair value of the net tangible and intangible assets acquired is allocated to goodwill.

     Amortizing Intangible Assets - Acquired intangible assets other than goodwill and trademark and tradenames consist primarily of purchased technology, patents and customer lists. The Company amortizes its definite-lived intangible assets on a straight-line basis over their estimated useful lives as follows: purchased technology and patents 5-15 years; customer lists 11-15 years and other intangible assets, 1-10 years.

     Purchased In-Process Research and Development ("IPR&D") - When the Company acquires another entity, the purchase price is allocated, as applicable, between IPR&D, other identifiable intangible assets, net tangible assets, and goodwill. The Company defines IPR&D as the value assigned to those projects for which the related products have not received regulatory approval and have no alternative future use. Determining the portion of the purchase price allocated to IPR&D requires the Company to make significant estimates. The amount of the purchase price allocated to IPR&D is determined by estimating the future cash flows of each project or technology and discounting the net cash flows back to their present values. The discount rate used is determined at the time of acquisition in accordance with accepted valuation methods. These methodologies include consideration of the risk of the project not achieving commercial feasibility.

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

     Goodwill and trademarks and tradenames are not amortized but are periodically tested for impairment. The Company assesses goodwill for impairment by comparing the fair value of its reporting units to their carrying amounts on the last day of each fiscal year, or more frequently if certain events occur or circumstances change, to determine if there is potential impairment. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the goodwill within the reporting unit is less than its carrying value. Fair values for reporting units are determined based on discounted cash flows, market multiples or appraised values as appropriate. Indefinite lived intangible assets such as trademarks and tradenames are assessed for impairment on the last day of each fiscal year, or more frequently if certain events occur or circumstances change, by comparing the fair value of the asset to their carrying value. The fair value is determined by using a relief-from-royalty approach. The Company has determined that, based on the impairment tests performed, no impairment of goodwill or trademarks and tradenames has occurred during 2007 or 2006.

     Other Assets - Other assets includes deferred costs incurred in connection with the Company's issuance of its convertible subordinated notes and revolving line of credit. These costs are being amortized using the effective yield method over the period from the date of issuance to the put option date (if applicable) or the contractual maturity date, whichever is earlier. Total net deferred financing fees amounted to $6.4 million at December 28, 2007 and $2.3 million at December 29, 2006.

     Other assets also include long-term investments in equity securities that do not have readily available market values and are accounted for using the cost method. The Company assesses impairment of these securities whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. If impairment is considered other than temporary, an impairment loss is recognized and the fair value of the investment becomes its new cost basis. The aggregate recorded amount of cost method investments at December 28, 2007 and December 29, 2006 was $6.8 million and $0.8 million, respectively. The Company has determined that these investments are not considered variable interest entities as defined in Financial Accounting Standards Board ("FASB") Interpretation ("FIN") 46(R), Consolidation of Variable Interest Entities, an interpretation of ARB No.
     51. The Company's exposure related to these entities is limited to its recorded investment. These investments are in research and development companies where the fair value may be subject to future fluctuations, which could be significant.

     Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentration of credit risk consist principally of trade receivables. A significant portion of the Company's sales are to three customers, all in the medical device industry, and, as such, the Company is directly affected by the condition of those customers and that industry. However, the credit risk associated with trade receivables is minimal due to the Company's stable customer base. Note 14 - "Business Segment Information" contains information on sales and accounts receivable for the Company's significant customers. The Company maintains cash deposits with major banks, which from time to time may exceed federally insured limits.

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

     Revenue Recognition - Revenue from the sale of products is recognized at the time the product is shipped and title passes to our customers. The Company includes shipping and handling fees billed to customers in sales. Shipping and handling costs associated with inbound freight are generally recorded in cost of sales. In certain instances the Company obtains component parts for sub-assemblies from its customers that are included in the final product. The cost of these customer supplied component parts amounted to $35.1 million, $18.8 million and $7.8 million in 2007, 2006 and 2005, respectively. These amounts were excluded from sales and cost of sales recognized by the Company.

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

     Net research, development and engineering costs are comprised of the following (in thousands):

                                                    Year Ended
                                -----------------------------------------------------
                                  December 28,      December 29,      December 30,
                                       2007              2006              2005
                                ----------------- ----------------- -----------------

Research and development costs   $        16,141   $        16,096   $        17,069
                                ----------------- ----------------- -----------------

Engineering costs                         18,929             9,888             5,500
Less: cost reimbursements                 (5,156)           (1,759)           (3,844)
                                ----------------- ----------------- -----------------
 Engineering costs, net                   13,773             8,129             1,656
                                ----------------- ----------------- -----------------
Total research, development and
 engineering costs, net          $        29,914   $        24,225   $        18,725
                                ================= ================= =================

     Stock-Based Compensation - Beginning in fiscal year 2006, the Company adopted FASB Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123(R)"), and related Securities and Exchange Commission ("SEC") rules included in Staff Accounting Bulletin ("SAB") No. 107. Under SFAS No. 123(R) the Company is now required to record compensation costs related to all stock-based awards.

     Prior to fiscal year 2006, the Company accounted for stock options following the requirements of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, which did not require the Company to record compensation expense for fixed stock options if the exercise price of the option equaled or exceeded the fair market value of the Company's stock at the grant date. For restricted stock awards, the fair market value of the award, determined based upon the closing value of the Company's stock price on the grant date, was recorded to compensation expense on a straight-line basis over the vesting period.

     The Company applied the modified prospective approach in adopting SFAS No. 123(R), which allows the requirements of SFAS No. 123(R) to be applied to new awards (stock options, restricted stock and restricted stock unit awards) and to awards modified, repurchased, or cancelled beginning in 2006. Additionally, any unvested awards granted prior to 2006 are expensed as service is performed based on the grant-date fair value calculated in accordance with SFAS No. 123. Compensation cost for service-based stock options and restricted stock awards is recognized ratably over the applicable vesting period. Compensation cost for performance-based stock options and restricted stock units is reassessed each period and recognized based upon the probability that the performance targets will be achieved. The Company utilizes the Black-Scholes option pricing model to estimate the fair value of stock options granted. For restricted stock and restricted stock unit awards, the fair market value of the award, determined based upon the closing value of the Company's stock price on the grant date, is recorded to compensation expense on a straight-line basis over the vesting period.

     The Company's net income and earnings per share for fiscal year 2005 as if the fair value based method of SFAS No. 123 had been applied to all outstanding and unvested awards is as follows (in thousands except per share data):

                                                      Year Ended
                                                  --------------------
                                                      December 30,
                                                           2005
                                                  --------------------

Net income as reported                             $            10,107
Add: stock-based compensation cost included in
 net income as reported, net of related tax
 effects                                                         2,176
Less: stock-based compensation cost determined
 using the fair value based method, net of
 related tax effects                                             4,409
                                                  --------------------
Pro forma net income                               $             7,874
                                                  ====================

Net earnings per share:
    Basic - as reported                            $              0.47
    Basic - pro forma                              $              0.36

    Diluted - as reported                          $              0.46
    Diluted - pro forma                            $              0.36

     Net earnings per diluted share for 2005 exclude the effect of 4,219,000 shares related to our outstanding contingent convertible notes, as the effect is anti-dilutive. Included in stock-based compensation is the cost of company stock contributed to the 401(k) plan.

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

     Earnings Per Share - Basic earnings per share is calculated by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated by adjusting for potential common shares, which consist of stock options, unvested restricted stock and restricted stock units and contingently convertible instruments. Holders of the Company's convertible notes may convert them into shares of the Company's common stock under certain circumstances (see Note 8 - "Debt").

     The Company includes the effect of the conversion of its convertible subordinated notes in the calculation of diluted earnings per share using the if-converted method or the net share settlement method for instruments that may be settled in cash at the Company's election and which the Company has the ability and intent to settle them in cash, as long as the effect is dilutive. For computation of earnings per share under conversion conditions, the number of diluted shares outstanding increases by the amount of shares that are potentially convertible during that period. Also, net income is adjusted for the calculation to add back interest expense on the convertible notes as well as unamortized discount and deferred financing fees amortization recorded during the period.

     The following table reflects the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                             Year Ended
                                            -----------------------------------------------
                                             December 28,    December 29,    December 30,
                                                 2007            2006            2005
                                            --------------- --------------- ---------------
Numerator for basic earnings per share:
    Income from continuing operations        $       15,050  $       16,126  $       10,107
Effect of dilutive securities:
 Interest expense on convertible notes and
  related deferred financing fees, net of
  tax                                                     -           3,064               -
                                            --------------- --------------- ---------------
Numerator for diluted earnings per share     $       15,050  $       19,190  $       10,107
                                            =============== =============== ===============

Denominator for basic earnings per share:
 Weighted average shares outstanding                 22,152          21,803          21,582
Effect of dilutive securities:
 Convertible notes                                        -           4,219               -
 Stock options and unvested restricted
  stock                                                 270             312             228
                                            --------------- --------------- ---------------
Dilutive potential common shares                        270           4,531             228
                                            --------------- --------------- ---------------
Denominator for diluted earnings per share           22,422          26,334          21,810
                                            =============== =============== ===============

Basic earnings per share                     $         0.68  $         0.74  $         0.47
                                            =============== =============== ===============
Diluted earnings per share                   $         0.67  $         0.73  $         0.46
                                            =============== =============== ===============

     Earnings per diluted share for 2007 excludes the effect of 6,302,000 shares related to the Company's outstanding contingent convertible notes, of which 5,700,000 shares relate to notes that may be settled in cash at the option of the Company, as the effect is anti-dilutive. Earnings per diluted share for 2005 excludes the effect of 4,219,000 shares related to outstanding contingent convertible notes, as the effect is anti-dilutive. The diluted weighted average share calculations do not include options and restricted stock for 2007, 2006 and 2005 of 664,000, 1,084,000 and 908,000,
     respectively, as they are not dilutive to the earnings per share calculations. The diluted weighted average share calculations for the 2007 and 2006 periods also do not include 287,000 shares and 215,000 shares, respectively, of performance based stock options and restricted stock units as the performance criteria for those awards had not been met as of the end of the respective periods.

     As of December 28, 2007, there were 60,000 shares of Greatbatch stock which were issuable in connection with the acquisition of Quan Emerteq, LLC. Pursuant to the purchase agreement, these shares were issuable within 60 days of the acquisition date (November 16, 2007). These shares were issued in January 2008. See Note 2 - "Acquisitions."

     Comprehensive Income - The Company's accumulated other comprehensive income includes the unrealized gains on short-term investments available-for-sale, net of applicable taxes. The effect of this item was $0 and an increase in stockholders' equity on a cumulative basis by $3.5 million at December 28, 2007 and December 29, 2006, respectively. The Company's gain on available for sale securities is included in accumulated other comprehensive income net of deferred taxes of $1.1 million at December 29, 2006.

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

Supplemental Cash Flow Information (in thousands):

                                                                            Year Ended
                                                        --------------------------------------------------
                                                          December 28,     December 29,     December 30,
                                                              2007               2006            2005
                                                        --------------------------------------------------
Cash paid during the year for:
   Interest                                               $     5,325        $     3,888     $      3,971
   Income taxes                                                17,341              2,867               52

Noncash investing and financing activities:
 Net unrealized gain (loss) on available-for-
  sale securities                                         $      (923)       $     3,594     $        (52)
 Common stock contributed to 401(k) Plan                        2,956              2,780            2,729
 Property, plant and equipment purchases
  included in accounts payable                                  3,307                808            1,893
 Unsettled purchase of treasury stock                             140                205                -
 Exchange of convertible subordinated notes                   117,782                  -                -
 Shares to be issued in connection with business
  acquisition                                                   1,473                  -                -

Acquisition of non-cash assets and liabilities:
 Assets acquired                                          $   209,946        $         -     $          -
 Liabilities assumed                                           20,395                  -                -

     Recent Accounting Pronouncements -- In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. This Statement replaces FASB Statement No. 141, Business Combinations but retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations. This Statement also retains the guidance in SFAS No. 141 for identifying and recognizing intangible assets separately from goodwill. However, SFAS No. 141(R) significantly changed the accounting for business combinations with regards to the number of assets and liabilities assumed that are to be measured at fair value, the accounting for contingent consideration and acquired contingencies as well as the accounting for direct acquisition costs and IPR&D. SFAS No. 141(R) is effective for acquisitions consummated beginning in fiscal year 2009 and will not materially impact the Company's consolidated financial statements unless an acquisition is consummated after the date of adoption.

     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The Company is still evaluating the impact of SFAS No. 160 on its consolidated financial statements, which is effective beginning in fiscal year 2009.

     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities--Including an amendment of FASB Statement No. 115. This Statement provides entities with an option to choose to measure eligible items at fair value at specified election dates. If elected, an entity must report unrealized gains and losses on the item in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method, is irrevocable (unless a new election date occurs), and is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective beginning in fiscal year 2008 and will not materially impact our consolidated financial statements unless we make a fair value election for a financial asset or liability after the date of adoption. Currently, we have not made such an election.

     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value while applying generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions based on market data obtained from independent sources and (2) the reporting entity's own assumptions developed based on unobservable inputs. In February 2008, the FASB issued FSP FAS 157-b--Effective Date of FASB Statement No. 157. This FSP (1) partially defers the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities and (2) removes certain leasing transactions from the scope of FAS 157. The Company believes that the provisions of SFAS No. 157 applicable to the Company beginning in fiscal year 2008 will not have a material effect on its consolidated financial statements. We are still evaluating what impact the provisions of SFAS No. 157 that were deferred will have on our consolidated financial statements, which are effective beginning in fiscal year 2009.

2.       ACQUISITIONS

     BIOMEC, Inc.

     On April 3, 2007, the Company acquired substantially all of the assets of BIOMEC, Inc. ("BIOMEC"). BIOMEC is a biomedical device company based in Cleveland, OH. With the BIOMEC acquisition, the Company retained an engineering team with diverse capabilities in medical device development, including mechanical design, software engineering, biocompatible coatings, and electronics. As a result, the Company can now offer device design engineering expertise to its customers.

     This transaction was accounted for under the purchase method of accounting. Accordingly, the results of BIOMEC's operations were included in the consolidated financial statements from the date of acquisition. The aggregate purchase price was $11.4 million, which was paid in cash. In connection with this transaction, which was structured as an asset purchase, the Company received a payment of $0.25 million from the former BIOMEC representing the Company's share of the purchase price resulting from the Company's 2% ownership interest in the former BIOMEC. This payment was recorded as a reduction to the carrying amount of this investment.

     The excess of the purchase price over the fair value of the net tangible and intangible assets acquired of $5.2 million was allocated to goodwill. Various factors contributed to the establishment of goodwill, including: the value of BIOMEC's highly trained assembled work force; the expected revenue growth over time and the incremental value to the Company's IMC business from having device engineering capabilities; and the strategic partnership established with IntElect Medical, Inc. ("IntElect") an early stage neurostimulation device company that works in conjunction with the Cleveland Clinic. Goodwill resulting from the BIOMEC acquisition was allocated to the Company's IMC segment and is deductible for tax purposes.

     Approximately $2.3 million of the purchase price represents the estimated fair value of acquired IPR&D projects that had not yet reached technological feasibility and had no alternative future use as of the acquisition date. Accordingly, the amount was immediately expensed after the acquisition date. The value assigned to IPR&D relates to projects that incorporate BIOMEC's novel-polymer coating (biomimetic) technology that mimics the surface of endothelial cells of blood vessels. The estimated fair value of these projects was determined using a discounted cash flow model. This model utilized discount rates of approximately 40%, which represented the stage of completion and the risks surrounding the successful development and commercialization of each of the IPR&D projects, which is consistent with the early development stage of these projects. The Company expects various products that utilize the biomimetic coatings technology to be commercially launched by original equipment manufacturers ("OEM") in 2009 once Food and Drug Administration ("FDA") approval is received. With BIOMEC, the Company acquired grants that will fund the remaining development costs for these products. The Company believes that the estimated IPR&D amounts represent their fair value at the date of acquisition and do not exceed the amount an independent third party would pay for the projects.

     Approximately $3.7 million of the purchase price was allocated to BIOMEC's investment in IntElect. Subsequent to the acquisition, the Company made an additional $2.0 million investment in IntElect, which increased its ownership percentage to approximately 19%. The IntElect investment is being accounted for under the cost method of accounting and is included in other assets.

     Enpath Medical, Inc.

     On June 15, 2007, the Company completed its acquisition of Enpath Medical, Inc. ("Enpath"). Enpath designs, develops, manufactures and markets single use medical device products for the cardiac rhythm management, neuromodulation and interventional radiology markets. The acquisition further expanded the Company's product and service offerings to the cardiac rhythm management ("CRM") and neurostimulation marketplaces, broadened its market reach into the vascular segment, and added several new OEM customers.

     This transaction was accounted for under the purchase method of accounting. Accordingly, the results of Enpath's operations were included in the consolidated financial statements from the date of acquisition. The aggregate purchase price was $98.4 million, consisting of the cash issued at closing to Enpath shareholders ($91.6 million), the consideration paid to employees in exchange for the cancellation of their Enpath stock options and restricted stock ($3.8 million) and other direct acquisition-related costs, including financial advisory, legal and accounting services ($3.0 million). Subsequent to the acquisition date, the Company repaid the line of credit and term loans assumed from Enpath of approximately $7.1 million.

     The cost of the acquisition was allocated to the assets acquired and liabilities assumed from Enpath based on their fair values as of the close of the acquisition, with the amount exceeding the fair value recorded as goodwill. The following table summarizes the allocation of the cost of the acquisition to the assets acquired and liabilities assumed as of the close of the acquisition (in thousands):

                                                                                      As of
              (in thousands)                                                      June 15, 2007
              ------------------------------------------------------------     -------------------
              Assets acquired
                  Current assets                                                         $ 10,942
                  Property, plant and equipment                                            11,623
                  Acquired IPR&D                                                           13,840
                  Amortizing intangible assets                                             24,144
                  Tradenames                                                                4,330
                  Goodwill                                                                 48,941
                                                                               -------------------
              Total assets acquired                                                       113,820
              Liabilities assumed
                  Current liabilities                                                       5,950
                  Notes payable                                                             4,379
                  Deferred income taxes                                                     4,915
                  Other non-current liabilities                                               145
                                                                               -------------------
              Total liabilities assumed                                                    15,389
                                                                               -------------------
              Purchase price                                                             $ 98,431
                                                                               ===================

     The fair values of the assets acquired and liabilities assumed were determined using one of three valuation approaches: market, income and cost. The selection of a particular method for a given asset depended on the reliability of available data and the nature of the asset, among other considerations. The market approach, which indicates value for a subject asset based on available market pricing for comparable assets, was utilized for in-process and finished inventory. The income approach, which indicates value for a subject asset based on the present value of risk adjusted cash flows projected to be generated by the asset, was used for certain intangible assets such as technology and patents, acquired IPR&D, customer relationships, trademarks and tradenames and for the noncompete agreements with employees. The risk adjusted projected cash flows were discounted at a required rate of return that reflects the relative risk of the Enpath transaction and the time value of money. The risk adjusted projected cash flows for each asset considered multiple factors, including current revenue from existing customers, attrition trends, reasonable contract renewal assumptions from the perspective of a marketplace participant, and expected profit margins giving consideration to historical and expected margins. The cost approach, which estimates value by determining the current cost of replacing an asset with another of equivalent economic utility, was used for the majority of personal property and raw materials inventory. The cost to replace a given asset reflects the estimated reproduction or replacement cost for the property, less an allowance for loss in value due to depreciation or obsolescence, with specific consideration given to economic obsolescence if indicated.

     Inventory - The fair value of the in-process and finished inventory acquired was estimated by applying a version of the market approach called the comparable sales method. This approach estimates the fair value of the asset by calculating the potential sales generated from selling the inventory and subtracting from it the costs related to the sale of that inventory and a reasonable profit allowance. Based upon this methodology, the Company recorded the inventory acquired at fair value resulting in an increase in inventory of $1.3 million which was fully expensed in 2007 as the inventory acquired from Enpath was sold and was included in cost of sales. Raw materials inventory was valued at replacement cost.

     Intangible assets - The purchase price was allocated to specific intangible assets as follows (dollars in thousands):

                                                                   Weighted average
                                                                     amortization           Probability
                                                   Amount           period (years)          assigned to         Discount
                                                  assigned                                    revenues            rate
                                                --------------    --------------------     ---------------    -------------
Amortizable intangible assets
Technology and patents                                $ 9,701             10                    100%              10%
Customer relationships                                 14,133             11                    100%              11%
Noncompete agreements                                     310              1                    50%               10%
                                                --------------    --------------------
                                                      $24,144             10

Trademarks and Tradenames                             $ 4,330         indefinite                100%              10%

Acquired IPR&D - Introducers                          $12,640              -                 60% - 90%            10%
Acquired IPR&D - Catheters                            $ 1,200              -                 70% - 75%            10%

     Technology and patents - Technology and patents consists of technical processes, patented and unpatented technology, manufacturing know-how and the understanding with respect to products or processes that have been developed by Enpath and that will be leveraged in current and future products. Approximately 85 percent of the value assigned to technology and patents is associated with Enpath's introducer products. The Company determined that the weighted average estimated useful life of the technology and patents is 10 years. This life is based upon management's estimate of the product life cycle associated with technology and patents before they will be replaced by new technologies. The expected cash flows associated with technology and patents were nominal after 10 years.

     Customer relationships - Customer relationships represent the estimated fair value of both the contractual and non-contractual customer relationships Enpath has with OEMs as of the acquisition date. The primary customers of Enpath include C.R. Bard, Boston Scientific, Medtronic and St. Jude Medical, some of which are also customers of Greatbatch. These relationships were valued separately from goodwill at the amount which an independent third party would be willing to pay for these OEM relationships. The Company determined that the estimated useful life of the intangible assets associated with the existing customer relationships is 11 years. This life was based upon historical customer attrition and management's understanding of the industry.

     Trademarks and tradenames - Trademarks and tradenames represent the estimated fair value of registered and unregistered corporate and product names acquired from Enpath, which will be utilized by the Company in the future. These included the "Enpath" corporate tradename as well as twelve other registered product names. These tradenames were valued separately from goodwill at the amount which an independent third party would be willing to pay for use of these names. The tradenames are inherently valuable as the Company believes they convey favorable perceptions about the products with which they are affiliated. This in turn generates consistent and increased demand for the products, which provides the Company with greater revenues, as well as greater production and operating efficiencies. Thus, the Company will realize larger profit margins than companies without the tradenames. The Company currently intends to utilize these trademarks and tradenames for an indefinite period of time, thus these intangible assets are not being amortized but are tested for impairment on an annual basis.

     Acquired IPR&D - Approximately $13.8 million of the purchase price represents the estimated fair value of acquired IPR&D projects that had not yet reached technological feasibility and had no alternative future use. Accordingly, the amount was immediately expensed on the acquisition date and is not deductible for tax purposes. The value assigned to IPR&D related to introducer projects ($12.6 million) and catheter projects ($1.2 million). These projects primarily represent the next generation of products already being sold by Enpath which incorporate new enhancements and customer modifications. The Company expects to commercially launch various introducer products in 2008 and 2009 and various catheter products in 2009 which will replace existing products. For purposes of valuing the acquired research and development, the Company estimated total costs to complete the introducer projects to be approximately $0.3 million and approximately $0.5 million to complete the catheter projects. If the Company is not successful in completing these projects on a timely basis, future sales from introducers and catheters may be adversely affected resulting in erosion of the Company's market share.

     The fair value of these projects was determined based on the excess earnings method. This model utilized discount rates that took into consideration the internal rate of return expected from the Enpath transaction and applied that rate to risk adjusted revenues. The risk adjustment assigned to the revenues was based upon the stage of completion and the risks surrounding the successful development and commercialization of each of the IPR&D projects. The Company believes that the estimated acquired IPR&D amounts represent the fair value at the date of acquisition and do not exceed the amount an independent third party would pay for the projects.

     Goodwill - The excess of the purchase price over the fair value of net tangible and intangible assets acquired of $48.9 million was allocated to goodwill. Various factors contributed to the establishment of goodwill, including: the strategic benefit of further penetrating the neurostimulation market and entering the interventional market; the value of Enpath's highly trained assembled work force; the expected revenue growth over time that is attributable to increased market penetration from future products and customers; and the incremental value to the Company's IMC business from having a leads platform. The goodwill acquired in connection with the Enpath acquisition was allocated to the Company's IMC business segment and is not deductible for tax purposes.

     IntelliSensing, LLC

     On October 26, 2007, the Company's wholly-owned subsidiary, Electrochem Commercial Power, Inc. ("Electrochem") acquired substantially all of the assets of IntelliSensing, LLC ("IntelliSensing"). IntelliSensing designs and manufactures wireless sensor solutions that measure temperature, pressure, flow and other critical data. The acquisition expanded the Company's product and service offerings into the wireless sensing market which allows it to provide comprehensive solutions to its existing OEM customers.

     This transaction was accounted for under the purchase method of accounting. Accordingly, the results of IntelliSensing's operations were included in the consolidated financial statements from the date of acquisition. The aggregate purchase price was $3.9 million, which was paid in cash. The excess of the purchase price over the fair value of the net tangible and intangible assets acquired of $1.8 million was preliminarily allocated to goodwill. As the values of certain assets and liabilities are preliminary in nature, they are subject to adjustment as additional information is obtained, including, but not limited to, the finalization of our intangible asset valuation, the finalization of the working capital adjustment as defined in the purchase agreement, the Company incurring direct acquisition costs in connection with this transaction and the resolution of pre-acquisition tax positions. The valuations will be finalized within 12 months of the close of the acquisition. When the valuations are finalized, any changes to the preliminary valuation of assets acquired or liabilities assumed may result in material adjustments to the fair value of the intangible assets acquired, as well as goodwill. Various factors contributed to the establishment of goodwill, including: the value of IntelliSensing's highly trained assembled work force and management team; the expected revenue growth over time and the incremental synergies to the Company's ECP business from having wireless sensing capabilities. Goodwill resulting from the IntelliSensing acquisition was allocated to the Company's ECP segment and is deductible for tax purposes.
     Approximately $1.5 million and $0.6 million of the purchase price represents the preliminary estimated fair value of acquired technology and patents, and a non-compete agreement with the previous owner of IntelliSensing, respectively.

     Technology and patents consist of technical processes, patented and unpatented technology, manufacturing know-how and the understanding with respect to products or processes that have been developed by IntelliSensing and that will be leveraged in current and future products. The estimated fair value of these projects was determined using relief-from-royalty form of the income approach. This approach estimates what an independent third party would be willing to pay for use of the technology, and discounts those royalty streams in order to determine the fair value of the asset. The Company determined that the weighted average estimated useful life of the technology and patents is 8 years. This life is based upon management's estimate of the product life cycle associated with technology and patents before they will be replaced by new technologies. The expected cash flows associated with technology and patents were nominal after 8 years.

     Quan Emerteq, LLC

     On November 16, 2007, the Company acquired substantially all of the assets of Quan Emerteq, LLC ("Quan Emerteq"). Quan Emerteq designs, develops and manufactures single use medical device products for the vascular, CRM and neurostimulation markets. The acquisition further expanded the Company's product and service offerings to the CRM, neurostimulation and vascular marketplaces and added several new OEM customers.

     This transaction was accounted for under the purchase method of accounting. Accordingly, the results of Quan Emerteq's operations were included in the consolidated financial statements from the date of acquisition. The aggregate purchase price was $60.1 million, consisting of the cash issued at closing to Quan Emerteq shareholders ($58.2 million), 60,000 shares of Greatbatch stock (valued at $24.55 per share) issued to Quan Emerteq shareholders and certain employees of Quan Emerteq ($1.5 million) and other direct acquisition-related costs, including financial advisory, legal and accounting services ($0.4 million).

     The cost of the acquisition was preliminarily allocated to the assets acquired and liabilities assumed from Quan Emerteq based on their fair values as of the close of the acquisition, with the amount exceeding the fair value recorded as goodwill. As the values of certain assets and liabilities are preliminary in nature, they are subject to adjustment as additional information is obtained, including, but not limited to, the finalization of our intangible asset valuation, the finalization of the working capital adjustment as defined in the purchase agreement, the Company incurring direct acquisition costs in connection with this transaction and the resolution of pre-acquisition tax positions. The valuations will be finalized within 12 months of the close of the acquisition. When the valuations are finalized, any changes to the preliminary valuation of assets acquired or liabilities assumed may result in material adjustments to the fair value of the intangible assets acquired, as well as goodwill.

     The following table summarizes the preliminary allocation of the cost of the acquisition to the assets acquired and liabilities assumed as of the close of the acquisition (in thousands):

                                                                                   As of
              (in thousands)                                                 November 16, 2007
              -------------------------------------------------          ---------------------------
              Assets acquired
                  Current assets                                                           $  5,483
                  Property, plant and equipment                                               4,675
                  Amortizing intangible assets                                               20,200
                  Goodwill                                                                   32,243
                  Other Assets                                                                  200
                                                                         ---------------------------
              Total assets acquired                                                          62,801
              Liabilities assumed
                  Current liabilities                                                         2,737
                                                                         ---------------------------
              Total liabilities assumed                                                       2,737
                                                                         ---------------------------
              Purchase price                                                               $ 60,064
                                                                         ===========================

     The fair values of the assets acquired and liabilities assumed were preliminarily determined using one of three valuation approaches: market, income and cost. The selection of a particular method for a given asset depended on the reliability of available data and the nature of the asset, among other considerations. The market approach, which indicates value for a subject asset based on available market pricing for comparable assets, was utilized for in-process and finished inventory. The income approach, which indicates value for a subject asset based on the present value of cash flows projected to be generated by the asset, was used for certain intangible assets such as technology and patents, customer relationships, and for the noncompete agreement with an employee. The projected cash flows were discounted at a required rate of return that reflects the relative risk of the Quan Emerteq transaction and the time value of money. The projected cash flows for each asset considered multiple factors, including current revenue from existing customers, attrition trends, reasonable contract renewal assumptions from the perspective of a marketplace participant, and expected profit margins giving consideration to historical and expected margins. The cost approach, which estimates value by determining the current cost of replacing an asset with another of equivalent economic utility was used for raw materials inventory. The cost to replace a given asset reflects the estimated reproduction or replacement cost for the asset.

     Inventory - The fair value of the in-process and finished inventory acquired was estimated by applying a version of the market approach called the comparable sales method. This approach estimates the fair value of the asset by calculating the potential sales generated from selling the inventory and subtracting from it the costs related to the sale of that inventory and a reasonable profit allowance. Based upon this methodology, the Company recorded the inventory acquired at fair value resulting in an increase in inventory of $0.32 million. For 2007, the Company expensed as cost of sales $0.16 million of the step-up value relating to the acquired Quan Emerteq inventory sold during 2007. As of December 28, 2007, there was $0.16 million of inventory step-up value remaining in inventory to be expensed as the inventory is sold. Raw materials inventory was valued at replacement cost.

     Intangible assets - The purchase price was allocated to specific intangible assets on a preliminary basis as follows (dollars in thousands):

                                                                         Weighted
                                                                          average
                                                      Amount            amortization          Discount
                                                     assigned          period (years)           rate
                                                   -------------    --------------------    --------------
     Amortizable intangible assets
     Technology and patents                             $ 5,100              7                   15%
     Customer relationships                              14,600             15                   15%
     Noncompete agreements                                  500              5                   15%
                                                   -------------    --------------------
                                                        $20,200             13

     Technology and patents - Technology and patents consists of technical processes, patented and unpatented technology, manufacturing know-how and the understanding with respect to products or processes that have been developed by Quan Emerteq and that will be leveraged in current and future products. The Company determined that the weighted average estimated useful life of the technology and patents is 7 years. This life is based upon management's estimate of the product life cycle associated with technology and patents before they will be replaced by new technologies. The expected cash flows associated with technology and patents were nominal after 7 years.

     Customer relationships - Customer relationships represent the preliminary estimated fair value of both the contractual and non-contractual customer relationships Quan Emerteq has with OEMs as of the acquisition date. The primary customers of Quan Emerteq include Abbott Laboratories, Fox Hollow Technologies, Medtronic and Siemens Medical Solutions, some of which are also customers of Greatbatch. These relationships were valued separately from goodwill at the amount which an independent third party would be willing to pay for these OEM relationships. The Company determined that the estimated useful life of the intangible assets associated with the existing customer relationships is 15 years. This life was based upon historical customer attrition and management's understanding of the industry.

     Goodwill - The excess of the purchase price over the preliminary fair value of net tangible and intangible assets acquired of $32.2 million was allocated to goodwill. Various factors contributed to the establishment of goodwill, including: the value of Quan Emerteq's highly trained assembled work force and management team; the expected revenue growth over time that is attributable to increased market penetration from future products and customers; and the incremental value to the Company's IMC business from expanding its vascular, CRM and neurostimulation businesses. The goodwill acquired in connection with the Quan Emerteq acquisition was allocated to the Company's IMC business segment and is deductible for tax purposes.

     Engineered Assemblies Corporation

     On November 16, 2007, Electrochem acquired substantially all of the assets of Engineered Assemblies Corporation ("EAC") based in Teterboro, New Jersey, with operations in Suzhou, China. EAC is a leading provider of custom battery solutions and electronics integration focused on rechargeable battery systems. With the acquisition of EAC, the Company now can provide a range of rechargeable technology solutions and expanded into the external medical battery market.

     This transaction was accounted for under the purchase method of accounting. Accordingly, the results of EAC's operations were included in the consolidated financial statements from the date of acquisition. The aggregate purchase price was $15.1 million, consisting of the cash issued at closing to EAC shareholders ($14.9 million), and other direct acquisition-related costs, including financial advisory, legal and accounting services ($0.2 million).

     The cost of the acquisition was preliminarily allocated to the assets acquired and liabilities assumed from EAC based on their fair values as of the close of the acquisition, with the amount exceeding the fair value recorded as goodwill. As the values of certain assets and liabilities are preliminary in nature, they are subject to adjustment as additional information is obtained, including, but not limited to, the finalization of our intangible asset valuation, the finalization of the working capital adjustment as defined in the purchase agreement, the Company incurring direct acquisition costs in connection with this transaction and the resolution of pre-acquisition tax positions. The valuations will be finalized within 12 months of the close of the acquisition. When the valuations are finalized, any changes to the preliminary valuation of assets acquired or liabilities assumed may result in material adjustments to the fair value of the intangible assets acquired, as well as goodwill.

     The following table summarizes the preliminary allocation of the cost of the acquisition to the assets acquired and liabilities assumed as of the close of the acquisition (in thousands):

                                                                                   As of
              (in thousands)                                                 November 16, 2007
              -------------------------------------------------          ---------------------------
              Assets acquired
                  Current assets                                                           $  7,880
                  Property, plant and equipment                                                 940
                  Amortizing intangible assets                                                2,336
                  Goodwill                                                                    5,409
                  Other Assets                                                                   87
                                                                         ---------------------------
              Total assets acquired                                                          16,652
              Liabilities assumed
                  Current liabilities                                                         1,585
                                                                         ---------------------------
              Total liabilities assumed                                                       1,585
                                                                         ---------------------------
              Purchase price                                                               $ 15,067
                                                                         ===========================

     The fair values of the assets acquired and liabilities assumed were preliminarily determined using one of three valuation approaches: market, income and cost. The selection of a particular method for a given asset depended on the reliability of available data and the nature of the asset, among other considerations. The market approach, which indicates value for a subject asset based on available market pricing for comparable assets, was utilized for in-process and finished inventory. The income approach, which indicates value for a subject asset based on the present value of cash flows projected to be generated by the asset, was used for certain intangible assets such as technology and patents, customer relationships, and for the noncompete agreement with an employee. The projected cash flows were discounted at a required rate of return that reflects the relative risk of the EAC transaction and the time value of money. The projected cash flows for each asset considered multiple factors, including current revenue from existing customers, attrition trends, reasonable contract renewal assumptions from the perspective of a marketplace participant, and expected profit margins giving consideration to historical and expected margins. The cost approach, which estimates value by determining the current cost of replacing an asset with another of equivalent economic utility, was used for raw materials inventory. The cost to replace a given asset reflects the estimated reproduction or replacement cost for the asset.

     Inventory - The fair value of the in-process and finished inventory acquired was estimated by applying a version of the market approach called the comparable sales method. This approach estimates the fair value of the asset by calculating the potential sales generated from selling the inventory and subtracting from it the costs related to the sale of that inventory and a reasonable profit allowance. Based upon this methodology, the Company recorded the inventory acquired at fair value resulting in an increase in inventory of $0.42 million. For 2007, the Company expensed as cost of sales $0.21 million of the step-up value relating to the acquired EAC inventory sold during 2007. As of December 28, 2007, there was $0.21 million of inventory step-up value remaining in inventory to be expensed as the inventory is sold. Raw materials inventory was valued at replacement cost.

     Intangible assets - The purchase price was allocated to specific intangible assets on a preliminary basis as follows (dollars in thousands):

                                                                         Weighted
                                                                          average
                                                      Amount            amortization          Discount
                                                     assigned          period (years)           rate
                                                   -------------    --------------------    --------------
     Amortizable intangible assets
     Technology and patents                             $ 1,031              5                   22%
     Customer relationships                               1,250              7                   19%
     Noncompete agreements                                   55              3                   15%
                                                   -------------    --------------------
                                                         $2,336              6


     Technology and patents - Technology and patents consist of technical processes, patented and unpatented technology, manufacturing know-how and the understanding with respect to products or processes that have been developed by EAC and that will be leveraged in current and future products. The Company determined that the weighted average estimated useful life of the technology and patents is 5 years. This life is based upon management's estimate of the product life cycle associated with technology and patents before they will be replaced by new technologies. The expected cash flows associated with technology and patents were nominal after 5 years.

     Customer relationships - Customer relationships represent the preliminary estimated fair value of both the contractual and non-contractual customer relationships EAC has with OEMs as of the acquisition date. The primary customers of EAC include 3M, IBM, Thales Communications and ZOLL Medical, some of which are also customers of Greatbatch. These relationships were valued separately from goodwill at the amount which an independent third party would be willing to pay for these OEM relationships. The Company determined that the estimated useful life of the intangible assets associated with the existing customer relationships is 7 years. This life was based upon historical customer attrition and management's understanding of the industry.

     Goodwill - The excess of the purchase price over the preliminary fair value of net tangible and intangible assets acquired of $5.4 million was allocated to goodwill. Various factors contributed to the establishment of goodwill, including: the value of EAC's highly trained assembled work force and Management team; the expected revenue growth over time that is attributable to increased market penetration from future products and customers; and the incremental value to the Company's ECP business from expanding into the rechargeable battery market. The goodwill acquired in connection with the EAC acquisition was allocated to the Company's ECP business segment and is deductible for tax purposes.

     Pro Forma Results
     The following unaudited pro forma information presents the consolidated results of operations of the Company, Enpath, Quan Emerteq and EAC as if those acquisitions had occurred as of the beginning of each of the fiscal periods presented. Pro forma amounts do not reflect the acquisitions of BIOMEC and IntelliSensing as, excluding the IPR&D charge of $2.3 million related to the BIOMEC acquisition, these acquisitions did not materially impact the Company's results of operations (in thousands, except per share amounts):

                                                           Year-ended
                                            -----------------------------------------
     (Unaudited)                             December 28, 2007    December 29, 2006
                                            --------------------- -------------------
     Sales                                              $375,567            $342,136
     Net income                                           23,909              12,026
     Earnings per share:
            Basic                                       $   1.08            $   0.55
            Diluted                                     $   1.03            $   0.54

     The unaudited pro forma information presents the combined operating results of Greatbatch, Enpath, Quan Emerteq and EAC, with the results prior to the acquisition date adjusted to include the pro forma impact of the adjustment of amortization of acquired intangible assets and depreciation of fixed assets based on the preliminary purchase price allocation, the elimination of acquisition expenses incurred by the acquired companies ($5.9 million), the elimination of the non-recurring IPR&D charge ($13.8 million) and inventory step-up adjustment recorded by Greatbatch in 2007 ($1.7 million), the adjustment to interest income reflecting the cash paid in connection with the acquisition, including acquisition-related expenses, at Greatbatch's weighted average interest income rate, and the impact of income taxes on the pro forma adjustments utilizing the federal statutory tax rate of 35%, except for IPR&D which is not deductible for tax purposes. The unaudited pro forma consolidated basic and diluted earnings per share are based on the consolidated basic and diluted weighted average shares of Greatbatch.

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

     Subsequent Events

     P Medical Holding SA & DePuy Orthopaedics' Chaumont, France Facility

     On January 4, 2008, the Company acquired P Medical Holding SA ("Precimed") with offices in Orvin, Switzerland and Exton, PA, manufacturing operations in Switzerland and Indiana and sales offices in Japan, Asia and the United Kingdom. Precimed is a leading technology-driven supplier to the orthopedic industry. This transaction significantly diversifies the Company's business into the orthopedic market and establishes the Company as a leading OEM supplier to multiple market verticals.

     On February 11, 2008, Precimed completed its previously announced acquisition of DePuy Orthopaedic's ("DePuy") Chaumont, France manufacturing facility. The Chaumont facility produces hip and shoulder implants for DePuy Ireland which distributes them worldwide through various DePuy selling entities. This transaction, which included a new four year supply agreement with DePuy, enhances Greatbatch's and Precimed's strategic relationship with one of the largest orthopedic companies in the world. The addition of this facility will align Precimed closer to its orthopedic OEM customers and further extends its offerings to a full range of orthopedic implants.

     The Company acquired all of the outstanding shares of Precimed and the assets of the Chaumont facility in exchange for approximately $130 million in cash, and a contingent payment, as defined in the Precimed purchase agreement, which can range from 0 Swiss Francs ("CHF") to 12,000,000 CHF depending on Precimed's 2008 earnings performance. Based upon the exchange ratio of 1.1169 CHF per one U.S. dollar as of December 28, 2007 the maximum contingent payment would be approximately $10.7 million and is subject to change due to foreign currency fluctuations and the final calculation of the contingent payment. The purchase price was funded with cash on hand (approximately $13 million) and borrowings under the Company's revolving credit agreement (approximately $117 million). These transactions will be accounted for under the purchase method of accounting.

3.       SHORT-TERM INVESTMENTS

     Short-term investments available for sale are comprised of the following (in thousands):

                                                        Gross          Gross
                                                       unrealized     unrealized    Estimated fair
                                            Cost          gains          losses           value
                                       -------------- ------------- --------------- ----------------
December 28, 2007
--------------------------------------
Commercial Paper                         $      1,087   $         5   $          -    $        1,092
U.S. Government Agencies                        1,469             4              -             1,473
Corporate Bonds                                 4,452             4             (4)            4,452
                                       -------------- ------------- --------------- ----------------
    Total available-for-sale
     securities                          $      7,008   $        13   $         (4)   $        7,017
                                       ============== ============= =============== ================

December 29, 2006
--------------------------------------
Equity Security                          $        291   $     4,588   $          -    $        4,879
Auction Rate Securities and Other              66,537             4             (4)           66,537
                                       -------------- ------------- --------------- ----------------
    Total available-for-sale
     securities                          $     66,828   $     4,592   $         (4)   $       71,416
                                       ============== ============= =============== ================


     During 2007, the Company sold an equity security investment which resulted in a pre-tax gain of $4.0 million ($2.6 million net of tax) or $0.12 per diluted share.


4.       INVENTORIES

     Inventories are comprised of the following (in thousands):

                                      December 28,      December 29,
                                           2007              2006
                                    ----------------   ---------------

Raw material                         $        38,561    $       28,568
Work-in-process                               19,603            13,528
Finished goods                                13,718            15,571
                                    ----------------   ---------------
Total                                $        71,882    $       57,667
                                    ================   ===============

5.       PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are comprised of the following (in thousands):

                                                     December 28,          December 29,
                                                         2007                  2006
                                                  -------------------   -------------------

Manufacturing machinery and equipment              $          80,447     $          69,453
Buildings and building improvements                           35,611                32,793
Construction work in process                                  23,115                11,295
Information technology hardware and software                  21,671                19,787
Leasehold improvements                                        19,957                12,142
Land and land improvements                                     6,024                 5,328
Furniture and fixtures                                         5,345                 4,230
Other                                                            210                   129
                                                  -------------------   -------------------
                                                             192,380               155,157
Accumulated depreciation                                     (77,434)              (63,288)
                                                  -------------------   -------------------
Total                                              $         114,946     $          91,869
                                                  ===================   ===================

     Depreciation expense for property, plant and equipment during 2007, 2006 and 2005 was approximately $16.4 million, $14.8 million and $15.1 million, respectively.

6.       AMORTIZING INTANGIBLE ASSETS

     Amortizing intangible assets are comprised of the following (in thousands):

                                      Gross
                                    carrying       Accumulated    Net carrying
                                     amount        amortization      amount
                                 --------------- ---------------- ------------
December 28, 2007
Purchased technology and patents  $      69,813   $     (28,968)   $    40,845
Customer lists                           29,983            (840)        29,143
Other                                     2,660          (1,380)         1,280
                                 --------------  ---------------  ------------
Total amortizing intangible
 assets                           $     102,456   $     (31,188)   $    71,268
                                 ==============  ===============  ============

December 29, 2006
Purchased technology and patents  $      52,511   $     (24,433)   $    28,078
Other                                     1,177          (1,177)             -
                                 --------------  ---------------  ------------
Total amortizing intangible
 assets                           $      53,688   $     (25,610)   $    28,078
                                 ==============  ===============  ============

     Intangible amortization expense was $5.6 million, $3.8 million and $3.8 million for 2007, 2006 and 2005, respectively. Prior to 2007, all intangible amortization expense was included in Cost of Sales. For 2007, $1.0 million of intangible amortization expense was included in Selling, General and Administrative Expenses and related to the customer lists and non-compete agreements acquired in 2007. Annual intangible amortization expense is estimated to be $8.9 million for 2008, $8.2 million for 2009, and $7.6 million in 2010 and 2011 and $7.5 million in 2012. These amounts do not include the amortization expense that will be recorded in connection with our 2008 acquisitions - See Note 2 "Acquisitions."

7.       ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities are comprised of the following (in thousands):

                                           December 28,      December 29,
                                                2007              2006
                                         ----------------   ---------------
Salaries and benefits                     $        10,655    $       11,055
Profit sharing and bonuses                         13,669            13,928
Warranty                                            1,453             1,993
Other                                               5,198             2,642
                                         ----------------   ---------------
Total                                     $        30,975    $       29,618
                                         ================   ===============

8.       DEBT

     Convertible subordinated notes is comprised of the following (in thousands):

                                                    December 28,        December 29,
                                                         2007                2006
                                                  -----------------   ----------------
2.25% convertible subordinated notes I, due 2013   $        52,218     $       170,000
2.25% convertible subordinated notes II, due 2013          197,782                   -
Unamortized discount                                        (8,802)                  -
                                                  -----------------   ----------------
Total long-term debt                               $       241,198     $       170,000
                                                  =================   ================

     In May 2003, the Company completed a private placement of $170 million of 2.25% convertible subordinated notes, due 2013 ("CSN I"). In November 2003, the Company had a registration statement with the SEC declared effective with respect to these notes and the underlying common stock. In March 2007, the Company entered into separate, privately negotiated agreements to exchange $117.8 million of CSN I for an equivalent principal amount of a new series of 2.25% convertible subordinated notes due 2013 ("CSN II") (collectively the "Exchange") at a 5% discount.

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

     The Exchange was accounted for as an extinguishment of debt and resulted in a pre-tax gain of $4.5 million ($2.9 million net of tax) or $0.13 per diluted share. As a result of the extinguishment, the Company had to recapture the tax interest expense that was previously deducted on the extinguished notes. This resulted in an additional current income tax liability of approximately $11.3 million, which was paid in 2007. This amount was previously recorded as a non-current deferred tax liability on the balance sheet. The following is a summary of the significant terms of CSN I and CSN II:

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

     CSN II - The notes bear interest at 2.25% per annum, payable semi-annually. The holders may convert the notes into shares of the Company's common stock at a conversion price of $34.70 per share, which is equivalent to a conversion ratio of 28.8219 shares per $1,000 of principal. The conversion price and the conversion ratio will adjust automatically upon certain changes to the Company's capitalization. CSN II notes were issued at a price of $950 per $1,000 of principal. The effective interest rate of CSN II notes, which takes into consideration the amortization of the discount and deferred fees related to the issuance of those notes, was 3.55%.

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

     The fair-value of the convertible subordinated notes based on recent sales prices as of December 28, 2007 and December 29, 2006 was approximately $220 million and $160 million, respectively.

     Revolving Line of Credit - In May 2007, the Company entered into a new senior credit facility (the "New Credit Facility") consisting of a $235 million revolving credit facility, which can be increased to $335 million upon the Company's request and approval of a simple majority of the lenders. The New Credit Facility also contains a $15 million letter of credit subfacility and a $15 million swingline subfacility. This New Credit Facility replaced the Company's previous $50 million revolving credit facility. The New Credit Facility is secured by the Company's non-realty assets including cash, accounts and notes receivable, and inventories, and has an expiration date of May 22, 2012 with a one-time option to extend to April 1, 2013 if no default has occurred. Interest rates under the New Credit Facility are, at the Company's option, based upon the current prime rate or the LIBOR plus a margin that varies with the Company's leverage ratio. If interest is paid based upon the prime rate, the applicable margin is between minus 1.25% and 0.00%. If interest is paid based upon the LIBOR, the applicable margin is between 1.00% and 2.00%. The Company is required to pay a commitment fee between 0.125% and 0.250% per annum on the unused portion of the New Credit Facility based on the Company's leverage ratio.

     The New Credit Facility contains limitations on the incurrence of indebtedness, limitations on the incurrence of liens and licensing of intellectual property, limitations on investments and restrictions on certain payments. Except to the extent paid for by common equity of Greatbatch or paid for out of cash on hand, the New Credit Facility limits the amount paid for acquisitions to $100 million. The restrictions on payments, among other things, limit repurchases of Greatbatch's stock to $60 million and limits the ability of the Company to make cash payments upon conversion of CSN II. These limitations can be waived upon the Company's request and approval of a simple majority of the lenders. Such waiver was obtained in order to fund the Precimed acquisition in 2008.

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

     As of December 28, 2007 and December 29, 2006 the Company had no balance outstanding on its revolving line of credit. In connection with the Company's acquisitions that closed in January and February of 2008, the Company borrowed approximately $117 million under the New Credit Facility (see Note 2 "Acquisitions").

     Deferred Financing Fees - The following is a reconciliation of deferred financing fees for 2007 and 2006, which are included in other assets (in thousands):

Balance at December 31, 2005                       $         2,953
  Amortization during the year                                (648)
                                                  -----------------
Balance at December 29, 2006                                 2,305
  Financing costs deferred                                   6,632
  Write-off during the year                                 (1,416)
  Amortization during the year                              (1,110)
                                                  -----------------
Balance at December 28, 2007                       $         6,411
                                                  =================

9.       EMPLOYEE BENEFIT PLANS

     Savings Plan - The Company sponsors a defined contribution 401(k) plan, which covers substantially all of its employees. The plan provides for the deferral of employee compensation under Section 401(k) and a discretionary Company match. In 2007, 2006 and 2005, this match was $0.35 per dollar of participant deferral, up to 6% of the total compensation for each participant. Net costs related to this defined contribution plan were $1.0 million in 2007 and $0.9 million in 2006 and 2005.

     In addition to the above, under the terms of the 401(k) plan document there is an annual discretionary defined contribution equal to five percent of each employee's eligible compensation. This amount is contributed to the 401(k) plan in the form of Company stock. Compensation cost recognized related to the defined contribution was approximately $3.6 million in 2007, $3.3 million in 2006 and $2.8 million in 2005. As of December 28, 2007, the 401(k) Plan held 473,927 shares of Company stock and there were 174,434 committed-to-be released shares for the plan, which equals the estimated number of shares to settle the liability based on the closing market price of the Company's stock at December 28, 2007 of $19.91.

     Education Assistance Program - The Company reimburses tuition, textbooks and laboratory fees for college or other job related programs for all of its employees. The Company also reimburses college tuition for the dependent children of its full-time employees. For certain employees, the dependent children benefit vests on a straight-line basis over ten years. Minimum academic achievement is required in order to receive reimbursement under both programs. Aggregate expenses under the programs were approximately $1.5 million, $1.2 million and $0.9 million in 2007, 2006 and 2005, respectively.

10.      STOCK-BASED COMPENSATION

     Compensation costs related to share-based payments for 2007 totaled $5.7 million, $3.8 million net of tax, or $0.17 per diluted and basic share. This compares to $6.4 million, $4.4 million net of tax, or $0.17 per diluted and $0.20 per basic share for 2006. The 2007 and 2006 expense amounts include $0.1 million and $2.4 million, respectively, for the accelerated vesting for certain retirement-eligible employees and $0.6 million and $0.3 million for modifications, respectively. This modification expense relates to the Company's adoption of executive retirement guidelines in 2005 for senior level executives and the extension of the exercise period after termination for all outstanding stock options of its former Chief Executive Officer in 2006. Stock-based compensation expense included in the Consolidated Statements of Cash Flows includes costs recognized for stock options, restricted stock, restricted stock units and the annual share contribution to the 401(k) Plan. See Note 9 - "Employee Benefit Plans."

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

     During 2007, the Board of Directors approved the grant of 146,231 shares of performance based non-qualified stock options. As of December 28, 2007, 138,161 shares of the original award remain outstanding due to forfeitures. The performance metrics for these awards cover a three-year performance period beginning in 2007 and include the achievement of revenue, operating earnings and operating cash flow targets. Compensation expense related to these awards amounted to $0.3 million during 2007.

     During 2006, the Board of Directors approved the grant of 183,648 shares of performance based non-qualified stock options. As of December 28, 2007, 149,236 shares of the original award remain outstanding due to forfeitures. The performance metrics for these awards cover a three-year performance period beginning in 2006 and include the achievement of revenue, operating earnings and operating cash flow targets. Compensation expense related to these awards amounted to $0.5 million and $0.2 million during 2007 and 2006, respectively.

     Stock-based compensation expense is only recorded for those awards that are expected to vest. Forfeiture estimates for determining appropriate stock-based compensation expense are estimated at the time of grant based on historical experience and demographic characteristics. Revisions are made to those estimates in subsequent periods if actual forfeitures differ from estimated forfeitures. A 9% annual forfeiture rate estimate was used for the stock-based compensation expense recorded during 2007 and 2006 unless it was certain that the awards would vest (i.e. retirement eligible employees, awards that immediately vest). In those instances, a 0% forfeiture rate was used.

     Stock Options

     Summary of Plans
     The Company's 1997 Stock Option Plan ("1997 Plan") authorized the issuance of up to 480,000 shares of nonqualified and incentive stock options to purchase the Company's common stock, subject to the terms of the plan. The stock options granted under the 1997 Plan generally vest over a five-year period and may vary depending upon the achievement of certain performance targets as determined by the Board of Directors. The stock options expire 10 years from the date of the grant. Stock options were granted at exercise prices equal to or greater than the fair market value of the Company's common stock on the date of grant.

     The Company's 1998 Stock Option Plan ("1998 Plan") authorized the issuance of up to 1,220,000 shares of nonqualified and incentive stock options to purchase the Company's common stock, subject to the terms of the plan. The stock options granted under the 1998 Plan vest over a three to five year period and may vary depending upon the achievement of certain performance targets as determined by the Board of Directors. The stock options expire 10 years from the date of grant. Stock options were granted at exercise prices equal to or greater than the fair value of the Company's common stock on the date of grant.

     The Company has a stock option plan that provides for the issuance of nonqualified stock options to Non-Employee Directors ("Director Plan"). The Director Plan authorized the issuance of up to 100,000 shares of nonqualified stock options to purchase the Company's common stock from its treasury, subject to the terms of the plan. The stock options granted under the Director Plan vest immediately. The stock options expire 10 years from the date of grant. Stock options were granted at exercise prices equal to or greater than the fair value of the Company's common stock on the date of grant.

     The Company's 2005 Stock Incentive Plan ("2005 Plan"), as amended and approved by stockholders at the 2007 Annual Meeting of Stockholders, authorizes the issuance of up to 2,450,000 shares of equity incentive awards including nonqualified and incentive stock options to purchase the Company's common stock, subject to the terms of the plan. Upon adoption of the amendment to the 2005 Plan at the 2007 Annual Meeting of Stockholders, any new stock option issuances are required to be issued from the 2005 Plan and all previous plans have been frozen for new share issuances. The stock options granted under the 2005 Plan generally vest over a four to five year period and may vary depending upon the achievement of certain performance targets as determined by the Board of Directors and the terms of each specific grant. The stock options expire 10 years from the date of grant. Stock options are granted at exercise prices equal to or greater than the fair value of the Company's common stock on the date of grant.

     As of December 28, 2007, 1,317,904 shares were available for future grants of options under the 2005 Plan.

     The following table summarizes stock option activity related to the Company's plans:


                                                                                              Weighted
                                                                                Weighted       average
                                                                                 average      remaining     Aggregate
                                                                 Number of      exercise     contractual    intrinsic
                                                               stock options      price          life        value(1)
                                                                                             (in years)   (in millions)
                                                              ----------------------------------------------------------
Outstanding at January 1, 2005                                      1,249,854 $       23.68
     Granted                                                          477,906         20.95
     Exercised                                                        (97,888)        10.91
     Forfeited or Expired                                            (232,712)        26.90
                                                              ----------------

Outstanding at December 30, 2005                                    1,397,160         23.16
     Granted(2)                                                       483,265         23.92
     Exercised                                                       (160,605)        12.97
     Forfeited or Expired                                             (93,291)        24.94
                                                              ----------------

Outstanding at December 29, 2006                                    1,626,529         24.27
     Granted(3)                                                       376,708         26.87
     Exercised                                                       (141,302)        19.10
     Forfeited or Expired                                            (117,913)        27.50
                                                              ----------------

Outstanding at December 28, 2007                                    1,744,022 $       25.04      7.1 $         0.9
                                                              ==========================================================
Expected to Vest at December 28, 2007                               1,665,266 $       25.04      7.1 $         0.8
                                                              ==========================================================
Exercisable at December 28, 2007                                      903,368 $       25.56      5.9 $         0.7
                                                              ==========================================================

(1) Intrinsic value is calculated for in-the-money options (exercise price less than market price) outstanding and/or exercisable as the difference between the market price of our common shares as of December 28, 2007 ($19.91) and the weighted average exercise price of the underlying options, multiplied by the number of options outstanding and/or exercisable.
(2) Includes 183,648 performance based stock options which had a weighted average exercise price of $22.38 per share.
(3) Includes 146,231 performance based stock options which had a weighted average exercise price of $29.65 per share.

     The following table provides certain information relating to the exercise of stock options (in thousands):

                                                                                    Year Ended
                                                           -------------------------------------------------------------
                                                                 December 28,          December 29,      December 30,
                                                                     2007                  2006              2005
                                                           ------------------------ ------------------ -----------------
Stock Options Exercised
Intrinsic value                                            $                  1,338 $            2,120 $           1,209
Cash received                                                                 2,699              2,082             1,068
Tax benefit realized                                                            292                236               252

     As of December 28, 2007, $5.2 million of unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average period of approximately 3 years. Shares are distributed from the Company's authorized but unissued reserve upon the exercise of stock options or treasury stock if available. The Company does not intend to purchase treasury shares to fund the future exercises of stock options.

     Fair Value
     ----------

     The Company utilizes the Black-Scholes Option Pricing Model to determine the fair value of stock options under SFAS No. 123(R), consistent with that used for pro forma disclosures in prior years. Management is required to make certain assumptions with respect to selected model inputs, including anticipated changes in the underlying stock price (i.e. expected volatility) and option exercise activity (i.e. expected life). Expected volatility is based on the historical volatility of the Company's stock over the most recent period commensurate with the estimated expected life of the stock options. The expected life of options granted, which represents the period of time that the options are expected to be outstanding, is based primarily on historical data. The expected dividend yield is based on the Company's history and expectation of dividend payouts. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period commensurate with the estimated expected life. If factors change and result in different assumptions in the application of SFAS No. 123(R) in future periods, the stock option expense that the Company records for future grants may differ significantly from what the Company has recorded in the current period.

     The weighted-average fair value and assumptions used to value options granted are as follows:

                                                                   December 28,        December 29,      December 30,
                                                                       2007                2006              2005
                                                               --------------------- ---------------- ------------------
Weighted-average fair value                                    $              11.84  $         10.85  $            9.89
Risk-free interest rate                                                        4.52%            4.74%              3.95%
Expected volatility                                                              40%              42%                46%
Expected life (in years)                                                          5                5                  5
Expected dividend yield                                                           0%               0%                 0%

     Restricted Stock and Restricted Stock Units

     Summary of Plans
     ----------------
     The Company's 2002 Restricted Stock Plan authorized the issuance of stock awards to employees. The number of shares that were reserved for issuance under the plan could not exceed 200,000. Under this plan, restricted stock awards are either time-vested or performance-vested based on the terms of each individual award agreement. Time-vested restricted stock vests 50% on the second fiscal year-end from the date of the award and 25% on the third and fourth fiscal year-end from the date of the award. Performance-vested restricted stock vests upon the achievement of certain annual diluted earnings per share targets by the company, or the seventh anniversary date of the award.

     The Company's 2005 Plan, as amended and approved by stockholders at the 2007 Annual Meeting of Stockholders, authorizes the issuance of restricted stock, restricted stock units and stock bonuses of up to 850,000 shares, subject to the terms of the plan. Upon adoption of the amendment to the 2005 Plan at the 2007 Annual Meeting of Stockholders, any new restricted stock, restricted stock units and stock bonus issuances are required to be issued from the 2005 Plan and all previous plans have been frozen for new share issuances. Time-vested restricted stock granted under the 2005 Plan generally vest 50% on the second fiscal year-end from the date of the award and 25% on the third and fourth fiscal year-end from the date of the award. Performance-vested restricted stock granted under the 2005 Plan vests upon the achievement of certain annual diluted earnings per share targets by the company, or the seventh anniversary date of the award. Performance-vested restricted stock units granted under the 2005 Plan vest upon the completion of Board approved strategic initiatives.

     As of December 28, 2007, there were 575,767 shares available for future grants of restricted stock, restricted stock units or stock bonuses under the 2005 Plan, subject to the overall limit imposed by the 2005 Plan.

     Restricted Stock and Restricted Stock Unit Activity
     ---------------------------------------------------
     The following table summarizes restricted stock and restricted stock unit activity related to the Company's plans:

                                                                                                    Weighted average
                                                                                Activity               fair value
                                                                         ----------------------- -----------------------
Nonvested at January 1, 2005                                                             40,300  $                 27.79
  Shares granted                                                                         67,891                    19.75
  Shares vested                                                                               -                        -
  Shares forfeited                                                                      (14,235)                   24.66
                                                                         -----------------------

Nonvested at December 30, 2005                                                           93,956                    22.46
  Shares granted (1)                                                                    145,126                    23.25
  Shares vested                                                                         (25,911)                   20.00
  Shares forfeited                                                                       (9,015)                   22.63
                                                                         -----------------------

Nonvested at December 29, 2006                                                          204,156                    23.32
  Shares granted                                                                        122,031                    27.17
  Shares vested                                                                         (36,435)                   23.56
  Shares forfeited                                                                       (7,618)                   23.30
                                                                         -----------------------

Nonvested at December 28, 2007                                                          282,134  $                 24.96
                                                                         =======================

     (1) Includes 50,879 performance based restricted stock units which vested in January 2008.

     The fair value of restricted stock and restricted stock units is equal to the fair value of the Company's stock on the date of grant. The realized tax benefit from the vesting of restricted stock was $0.03 million, $0.05 million and $0 for 2007, 2006 and 2005, respectively. As of December 28, 2007, there was $4.0 million of total unrecognized compensation cost related to the restricted stock and restricted stock unit awards. That cost is expected to be recognized over a weighted-average period of approximately 3 years.

11.      OTHER OPERATING EXPENSES

     The following charges were recorded in other operating expenses in the Company's Consolidated Statement of Operations and Comprehensive Income (in thousands).

                                                                                          Year Ended
                                                                      --------------------------------------------------
                                                                        December 28,     December 29,     December 30,
                                                                            2007             2006             2005
                                                                      ---------------- ---------------- ----------------
(a) Alden Facility consolidation                                      $              - $            623 $          2,806
(b) Carson City Facility shutdown and Tijuana
    Facility consolidation No. 1                                                   331            2,743            4,440
(c) Columbia Facility shutdown, Tijuana Facility
    consolidation No. 2 and RD&E consolidation                                   4,366            5,125            1,134
(d) Electrochem Commercial Power expansion                                         531                -                -
(e) Tijuana Facility start-up                                                        -                -            1,402
(f) Asset dispositions and other                                                    96            6,073            7,287
(g) Severance                                                                        -            2,494            1,505
                                                                      ---------------- ---------------- ----------------
                                                                      $          5,324 $         17,058 $         18,574
                                                                      ================ ================ ================

     (a) Alden Facility consolidation. Beginning in the first quarter of 2005 and ending in the second quarter of 2006 the Company consolidated the medical capacitor manufacturing operations in Cheektowaga, NY, and the implantable medical battery manufacturing operations in Clarence, NY, into the advanced power source manufacturing facility in Alden, NY ("Alden Facility"). The Company also consolidated the capacitor research, development and engineering operations from the Cheektowaga, NY facility into the Technology Center in Clarence, NY.

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

     Accrued liabilities related to the Alden Facility consolidation are comprised of the following (in thousands):

                                                               Production                   Moving and
                                                           inefficiencies and                 facility
                                                               revalidation      Training     closures     Other     Total
Balance, December 31, 2005                                $                  -  $        - $        198  $        - $   198
Restructuring charges                                                       99           -          524                 623
Cash payments                                                              (99)          -         (722 )         -    (821)
Accelerated depreciation/
asset write-offs                                                             -           -            -           -       -
                                                          --------------------- ---------- ------------ ----------- --------
Balance, December 29, 2006                                $                  -  $        - $          -  $        - $     -
                                                          ===================== ========== ============ =========== ========


     (b)  Carson City Facility shutdown and Tijuana Facility consolidation No.
          1. Beginning in the first quarter of 2005 and ending in the third quarter of 2007 the Company consolidated its Carson City, NV facility ("Carson City Facility") into its Tijuana, Mexico facility ("Tijuana Facility consolidation No. 1").

     The total cost for this consolidation was $7.5 million which, was above the original estimates, as the Company delayed the closing of this facility in order to accommodate a customer's regulatory approval. The major categories of costs include the following:

     o    Costs related to the shutdown of the Carson City Facility:
          a.   Severance and retention - $3.6 million;
          b.   Accelerated depreciation - $0.6 million; and
          c.   Other - $0.3 million.

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

     Accrued liabilities related to the Carson City Facility shutdown are comprised of the following (in thousands):

                                                                 Severance and      Accelerated
                                                                    retention        depreciation    Other      Total
Balance, December 31, 2005                                    $             2,096  $            -  $      -  $    2,096
Restructuring charges                                                       1,455               5        57       1,517
Cash payments                                                              (2,394)              -       (57)     (2,451)
Write-offs                                                                      -              (5)        -          (5)
                                                              -------------------- --------------- --------- -----------
Balance, December 29, 2006                                    $             1,157  $            -  $      -  $    1,157

Restructuring charges                                                          85               -        26         111
Cash payments                                                              (1,092)              -       (26)     (1,118)
Write-offs                                                                      -               -         -           -
                                                              -------------------- --------------- --------- -----------
Balance, December 28, 2007                                    $               150  $            -  $      -  $      150
                                                              ==================== =============== ========= ===========

     Accrued liabilities related to the Tijuana Facility consolidation No. 1 are comprised of the following (in thousands):

                                                    Production
                                                inefficiencies and        Relocation
                                                   revalidation           and moving      Personnel     Other    Total
Balance, December 31, 2005                  $                       -   $            -  $          -  $      -  $     -
Restructuring charges                                             288                1           651       286    1,226
Cash payments                                                    (288)              (1)         (651)     (286)  (1,226)
Write-offs                                                          -                -             -         -        -
                                            --------------------------- --------------- ------------- --------- --------
Balance, December 29, 2006                  $                       -   $            -  $          -  $      -  $     -

Restructuring charges                                             220                -             -         -      220
Cash payments                                                    (220)               -             -         -     (220)
Write-offs                                                          -                -             -         -        -
                                            --------------------------- --------------- ------------- --------- --------
Balance, December 28, 2007                  $                       -   $            -  $          -  $      -  $     -
                                            =========================== =============== ============= ========= ========

     (c) Columbia Facility shutdown, Tijuana Facility consolidation No. 2 and RD&E consolidation. On November 16, 2005, the Company announced its intent to close both its Columbia, MD facility ("Columbia Facility") and its Fremont, CA Advanced Research Laboratory ("ARL"). The manufacturing operations at the Columbia Facility will be moved into the Tijuana Facility ("Tijuana Facility consolidation No. 2"). The research, development and engineering ("RD&E") and product development functions at the Columbia Facility and at ARL was relocated to the Technology Center in Clarence, NY. The Columbia Facility shutdown, which was previously scheduled to be completed in the first quarter of 2008, is now expected to be finalized in mid-2008 based on customer's qualification activities.

     The total estimated cost for this facility consolidation plan is anticipated to be between $11.6 million and $12.1 million of which $10.6 million has been incurred through December 28, 2007. The ARL move and closure portion of this consolidation project is complete. The Company expects to incur and pay the remaining cost for the other portions of the consolidation project over the next three fiscal quarters through September 2008.

     The major categories of costs include the following:

     o Costs related to the shutdown of the Columbia Facility and ARL and the move and consolidation of the RD&E functions to Clarence, NY:
          a.   Severance and retention - $3.8 to $4.0 million;
          b. Personnel (including travel, training and duplicate wages) - $1.6 million
          c.   Accelerated depreciation/asset write-offs - $0.5 million; and
          d.   Other - $0.4 to $0.5 million.

     o    Costs related to Tijuana Facility consolidation No. 2:
          a. Production inefficiencies and revalidation - $1.0 to $1.1 million;
          b.   Relocation and moving - $0.4 million;
          c. Personnel (including travel, training and duplicate wages) - $3.0 to $3.1 million; and
          d.   Other (including asset write-offs) - $0.9 million.

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

     Accrued liabilities related to the Columbia Facility and ARL shutdowns and the RD&E consolidation are comprised of the following (in thousands):

                                                   Severance                     Accelerated
                                                      and                       depreciation /
                                                   retention        Personnel   asset write-offs   Other       Total
Balance, December 31, 2005                    $               379  $        -  $              -  $    310  $        689
Restructuring charges                                       1,918         701                74       118         2,811
Cash payments                                                (550)       (701)                -      (428)       (1,679)
Write-offs                                                      -           -               (74)        -           (74)
                                              -------------------- ----------- ----------------- --------- -------------
Balance, December 29, 2006                    $             1,747  $        -  $              -  $      -  $      1,747

Restructuring charges                                       1,320         574                 -        18         1,912
Cash payments                                              (1,367)       (574)                -       (18)       (1,959)
Write-offs                                                      -           -                 -         -             -
                                              -------------------- ----------- ----------------- --------- -------------
Balance, December 28, 2007                    $             1,700  $        -  $              -  $      -  $      1,700
                                              ==================== =========== ================= ========= =============

     Accrued liabilities related to Tijuana Facility consolidation No. 2 are comprised of the following (in thousands):

                                                            Production
                                                        inefficiencies and    Relocation
                                                            revalidation       and moving   Personnel   Other    Total
Balance, December 31, 2005                            $                    -  $         -  $        -  $     -  $     -
Restructuring charges                                                    264          149       1,584      317    2,314
Cash payments                                                           (264)        (149)     (1,584)    (317)  (2,314)
                                                      ----------------------- ------------ ----------- -------- --------
Balance, December 29, 2006                            $                    -  $         -  $        -  $     -  $     -

Restructuring charges                                                    817            6       1,098      533    2,454
Cash payments                                                           (817)          (6)     (1,098)    (533)  (2,454)
                                                      ----------------------- ------------ ----------- -------- --------
Balance, December 28, 2007                            $                    -  $         -  $        -  $     -  $     -
                                                      ======================= ============ =========== ======== ========

     (d) Electrochem expansion. In February 2007, the Company announced that it will close its current manufacturing facility in Canton, MA and construct a new 80,000 square foot replacement facility in Raynham, MA. The expected completion of this $28 million expansion project is in the fourth quarter of 2008. The total expense to be recognized for this relocation is estimated to be $2.4 million to $2.6 million, of which $0.5 million has been incurred primarily related to accelerated depreciation. Costs related to this move are included in the ECP business segment and include the following:

     o    Production inefficiencies and revalidation - $0.6 million;
     o    Moving and facility closure - $0.9 million to $1.0 million;
     o    Accelerated depreciation - $0.6 million; and
     o    Other - $0.3 million to $0.4 million.

     (e) Tijuana Facility start-up. Other Tijuana start-up expenses (not associated with the Carson City Facility or Columbia Facility consolidations) during 2005 amounted to $1.4 million. These expenses are primarily related to the initial start-up of the value-added assembly business.

     (f) Asset dispositions and other. During 2007, the Company had various asset disposals offset by a $0.5 million of insurance proceeds on previously disposed assets.

     During 2006, the Company recorded a loss of $4.4 million related to the write-off of a battery test system that was under development. Upon completion of the Company's engineering and technical evaluation, it was determined that the system could not meet the required specifications in a cost effective manner. This charge was included in the IMC business segment. The remaining expense for 2006 includes charges for various asset dispositions and $0.8 million for professional fees related to a potential acquisition that was no longer considered probable.


     During 2005, a $2.8 million charge was recorded for the write-down of automated cathode assembly equipment for the IMC segment. The remaining expense for 2005 relates to various asset dispositions of approximately $3.3 million and the cost to exit a development agreement of $1.2 million.

     (g) Severance charges. During the fourth quarter of 2006, the Company implemented a plan for consolidating its corporate and business unit organization structure. As a result, severance charges of $2.49 million were recorded in 2006. Expense of $1.42 million was recorded in the IMC segment, $0.04 million in the ECP segment and $1.3 million was recorded in unallocated operating expenses under business segment information. Accrued severance related to this consolidation plan was $0.3 million and $1.8 million as of December 28, 2007 and December 29, 2006, respectively.

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


12.      INCOME TAXES

     The provision for income taxes was comprised of the following (in thousands):

                                                                                         Year Ended
                                                                     ---------------------------------------------------
                                                                         December 28,      December 29,    December 30,
                                                                             2007              2006            2005
                                                                     -------------------- --------------- --------------
Current:
  Federal                                                            $            17,981  $         2,378 $          931
  State                                                                              592              142             96
                                                                     -------------------- --------------- --------------
                                                                                  18,573            2,520          1,027
                                                                     -------------------- --------------- --------------
Deferred:
  Federal                                                                         (4,910)           4,831          4,243
  State                                                                              (25)              57             87
                                                                     -------------------- --------------- --------------
                                                                                  (4,935)           4,888          4,330
                                                                     -------------------- --------------- --------------
Provision for income taxes                                           $            13,638  $         7,408 $        5,357
                                                                     ==================== =============== ==============

     The provision for income taxes differs from the federal statutory rate due to the following:

                                                                                          Year Ended
                                                                      --------------------------------------------------
                                                                          December 28,       December 29,  December 30,
                                                                              2007               2006          2005
                                                                      --------------------- -------------- -------------
Statutory rate                                                                        35.0%          35.0%         35.0%
State taxes, net of federal benefit                                                    1.3            0.5           0.8
Extraterritorial income exclusion                                                     (0.2)          (3.8)         (0.9)
Permanent items                                                                       (1.3)           1.9           0.4
In-process research and development                                                   16.9            0.0           0.0
Federal and state tax credits                                                         (4.3)          (2.4)         (9.5)
Valuation allowance                                                                   (0.6)           0.7           7.4
Other                                                                                  0.7           (0.4)          1.4
                                                                      --------------------- -------------- -------------
Effective tax rate                                                                    47.5%          31.5%         34.6%
                                                                      ===================== ============== =============

     In 2007, 2006 and 2005, 141,302, 92,693, and 75,887 shares of common stock, respectively, were issued through the exercise of non-qualified stock options or through the disqualifying disposition of ISO's. The total tax benefit to the Company from these transactions, which is credited to additional paid-in capital rather than recognized as a reduction of income tax expense, was $0.3 million, $0.2 million, and $0.3 million in 2007, 2006 and 2005, respectively. These tax benefits have also been recognized in the consolidated balance sheet as a reduction of current income taxes payable.

     Deferred tax assets (liabilities) consist of the following (in thousands):

                                                                                     December 28,        December 29,
                                                                                         2007                2006
                                                                                 --------------------- -----------------
Property, plant and equipment depreciation                                       $             (3,129) $         (3,574)
Investments                                                                                         -            (1,064)
Convertible subordinated notes                                                                 (9,129)          (15,269)
Intangible assets                                                                             (28,976)          (19,317)
Other                                                                                            (190)              (19)
                                                                                 --------------------- -----------------
Gross deferred tax liabilities                                                                (41,424)          (39,243)
                                                                                 --------------------- -----------------

Tax credits                                                                                     5,090             4,372
Accrued expenses and deferred compensation                                                      2,636             3,340
Inventories                                                                                     3,634             3,824
Stock-based compensation                                                                        3,465             1,992
Net operating loss carryforwards                                                                1,691                97
                                                                                 --------------------- -----------------
Gross deferred tax assets                                                                      16,516            13,625
Less valuation allowance                                                                       (3,969)           (4,342)
                                                                                 --------------------- -----------------
                                                                                               12,547             9,283
                                                                                 --------------------- -----------------
Net deferred tax liability                                                       $            (28,877) $        (29,960)
                                                                                 ===================== =================

Net current deferred tax asset                                                   $              6,469  $          5,899
Net noncurrent deferred tax liability                                                         (35,346)          (35,859)
                                                                                 --------------------- -----------------
  Total net deferred tax liability                                               $            (28,877) $        (29,960)
                                                                                 ===================== =================

     As of December 28, 2007, the Company has the following carryforwards available:

                       Tax                                                    Remaining
Jurisdiction        Attribute                   Amount                          Years
------------ ------------------------ ---------------------------   ------------------------------
Federal      Net Operating Loss         $4.5 million             (1)              19
State        Net Operating Loss         $0.1 million                           Various
Federal      R&D Credit                 $0.7 million             (1)              19
State        R&D Credit                 $0.3 million             (1)              19
State        Investment Tax Credit      $4.0 million                           Various

(1) These tax attributes were acquired as part of the Enpath acquisition in 2007 and the utilization is subject to an annual limitation under Internal Revenue Code Section 382.

     In assessing the realizability of deferred tax assets, management considers, within each taxing jurisdiction, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the consideration of the weight of both positive and negative evidence, management has determined that it is more likely than not that a portion of the deferred tax asset as of December 28, 2007 related to certain state investment tax credits and net operating losses will not be realized.

     Effective in the first quarter of 2007, the Company adopted the provisions of FASB Interpretation ("FIN") No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB SFAS No. 109. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized under SFAS No. 109. FIN No. 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on various related matters such as derecognition, interest and penalties, and disclosure.

     Upon adoption of FIN No. 48, the Company did not recognize any adjustment to its $1.8 million of unrecognized tax benefits, all of which would favorably impact the effective tax rate (net of federal benefit on state issues), if recognized. At adoption, the Company's unrecognized tax benefits consisted of refund claims which did not meet the more likely than not threshold under FIN No. 48. The Company will recognize interest expense related to uncertain tax positions as Interest Expense. Penalties, if incurred, would be recognized as a component of Selling, General and Administrative Expenses. The Company recognized interest expense and penalties of $0.1 million and $0.05 million, respectively, during 2007.

     The Company files annual income tax returns in the U.S., various U.S. state and local jurisdictions, and in various foreign jurisdictions. A number of years may elapse before an uncertain tax position, for which we have unrecognized tax benefits, is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, we believe that our unrecognized tax benefits reflect the most probable outcome. We adjust these unrecognized tax benefits, as well as the related interest, in light of changing facts and circumstances. Settlement of any particular uncertain tax position would usually require the use of cash. The resolution of a matter could be recognized as an adjustment to our provision for income taxes and our effective tax rate in the period of resolution.

     Below is a summary of changes to the unrecognized tax benefit (in thousands):

Balance, beginning of year                                          $1,787
Additions based upon tax positions related to the current year         110
Additions recorded as part of purchase accounting                      280
Reductions relating to settlements with tax authorities               (481)
Reductions as a result of a lapse of the applicable
statute of limitations                                                 (18)

                                                                    -------
Balance, end of year                                                $1,678
                                                                    =======

     The number of tax years that remain open and subject to tax audits varies depending on the tax jurisdiction. During 2007, the IRS completed their review of our 2003 and 2004 amended U.S. income tax returns and we have received the respective refunds. In order for the IRS to complete their review, the statute of limitations for the 2003 tax year had been extended until June 30, 2008. During 2006, the IRS had completed their examination of the 2003 and 2004 tax years. The 2005 and 2006 tax years remain open for examination.

     It is reasonably possible that a reduction in the range of $0.06 million to $0.6 million of the balance of unrecognized tax benefits may occur within the next 12 months as a result of potential settlements with taxing authorities and the lapse of the statute of limitations.

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

     In connection with our acquisition of Enpath, we assumed liability in connection with the following proceeding:

     On June 12, 2006, Enpath was named as defendant in a patent infringement action filed by Pressure Products Medical Supplies, Inc. and venued in the US District Court in the Eastern District of Texas. On October 2, 2006, Enpath was officially served. Enpath has filed an answer denying liability and has filed counterclaims against the plaintiff alleging antitrust violations and patent misuse. The plaintiff has alleged that Enpath's FlowGuard(TM) valved introducer, which has been on the market for more than three years, infringes claims in the plaintiff's patents and is seeking damages and injunctive relief. Enpath believes that the plaintiff's claims are without merit and intends to pursue its defenses vigorously. Revenues from products sold that include the FlowGuard valved introducer were approximately $3.0 million, $2.0 million and $1.5 million for 2007, 2006 and 2005, respectively. The lawsuit is currently in the discovery stage. The District Court held a hearing to construe the claims of the plaintiff's patents in August 2007, but has not yet issued its decision. It is not possible to predict the timing or outcome of this litigation at this time, including whether it will affect the Company's ability to sell its FlowGuard products, or to estimate the amount or range of potential loss.

     License agreements - The Company is a party to various license agreements through 2018 for technology that is utilized in certain of its products. The most significant of these is an agreement to license the basic technology used for wet tantalum capacitors in the IMC segment. The Company is required to pay royalties based on agreed upon terms through August 2014. Expenses related to license agreements were $2.1 million, $1.5 million and $1.6 million, for 2007, 2006 and 2005, respectively.

     Product Warranties - The change in the aggregate product warranty liability was comprised of the following (in thousands):

                                                                                          Year Ended
                                                                       -------------------------------------------------
                                                                             December 28,             December 29,
                                                                                 2007                     2006
                                                                       ------------------------- -----------------------
Beginning balance                                                      $                  1,993  $                2,443
Warranty reserves acquired                                                                  158                       -
Additions to warranty reserve                                                               945                   1,744
Warranty claims paid                                                                     (1,642)                 (2,194)
                                                                       ------------------------- -----------------------
Ending balance                                                         $                  1,454  $                1,993
                                                                       ========================= =======================


     Operating Leases - The Company is a party to various operating lease agreements for buildings, equipment and software. The Company incurred operating lease expense of $2.2 million, $2.3 million, and $2.7 million, in 2007, 2006 and 2005, respectively. Minimum future annual operating lease payments are $2.1 million in 2008; $1.7 million in 2009; $1.4 million in 2010; $1.3 million in 2011; $1.4 million in 2012 and $3.4 million thereafter. The Company primarily leases buildings, which accounts for the majority of the future lease payments. Lease expense includes the effect of escalation clauses and leasehold improvement incentives which are accounted for ratably over the lease term.

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

     Purchase Commitments - Contractual obligations for the purchase of goods or services are defined as agreements that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase orders are normally based on our current manufacturing needs and are fulfilled by our vendors within short time horizons. We enter into blanket orders with vendors that have preferred pricing and terms, however these orders are normally cancelable by us without penalty. As of December 28, 2007, the total contractual obligation related to such expenditures is $9.1 million and will be financed by existing cash, short-term investments or cash generated from operations. We also enter into contracts for outsourced services; however, the obligations under these contracts were not significant and the contracts generally contain clauses allowing for cancellation without significant penalty.

     Foreign Currency Contract - In December 2007, the Company entered into a forward contract to purchase 80,000,000 CHF, at an exchange rate of 1.1389 CHF per one U.S. dollar, in order to partially fund the acquisition of Precimed, which closed in January 2008 and was payable in Swiss Francs. In January 2008, the Company entered into an additional forward contract to purchase 20,000,000 CHF at an exchange rate of 1.1156 per one U.S. dollar. The Company entered into a similar foreign exchange contract in January 2008 in order to fund the acquisition of DePuy's Chaumont France facility, which closed in February 2008 and was payable in Euros. The net result of the above transactions was a gain of $2.4 million, $0.8 million of which was recorded in 2007 (based upon the fair value of the forward contract at December 28, 2007) as Other Income and the remainder will be recorded in the first quarter of 2008. See Note 2 - "Acquisitions" for further discussion of the 2008 acquisitions.

     Capital Expenditures - During 2007, the Company commenced the construction of a new 80,000 square foot facility in Raynham, MA related to the ECP expansion. Once completed, the Company will close its facility in Canton, MA. Additionally, in 2007, construction began on the expansion of our corporate headquarters. The contractual obligations at December 28, 2007 for continuing construction of these facilities and other miscellaneous capital projects are $23.4 million and will be financed by cash, cash equivalents, and short-term investments on hand, or from cash flows from operations.

14.      BUSINESS SEGMENT INFORMATION

     The Company operates its business in two reportable segments - Implantable Medical Components ("IMC") and Electrochem Commercial Power ("ECP"). The IMC segment designs and manufactures batteries, capacitors, filtered feedthroughs, engineered components and enclosures used in Implantable Medical Devices ("IMDs"). Additionally, the IMC business offers value-added assembly and design engineering services for products that incorporate IMD components. With the acquisitions of Enpath and Quan Emerteq in 2007, the IMC business now designs, develops and manufactures introducers, catheters, implantable stimulation leads and microcomponents for the vascular, cardiac rhythm management and neurostimulation markets.

     The ECP segment designs and manufactures high performance batteries and battery packs for use in oil and gas exploration, pipeline inspection, telematics, oceanography equipment, seismic, communication, military and aerospace applications. With the acquisitions of EAC and IntelliSensing, the ECP business can now design and provide its customers rechargeable battery and wireless sensor systems.

     The Company defines segment income from operations as sales less cost of sales including amortization and expenses attributable to segment-specific selling, general and administrative, research, development and engineering expenses, and other operating expenses. Segment income also includes a portion of non-segment specific selling, general and administrative, and research, development and engineering expenses based on allocations appropriate to the expense categories. The remaining unallocated operating expenses are primarily corporate headquarters and administrative function expenses. The unallocated operating expenses along with other income and expense are not allocated to reportable segments. Transactions between the two segments are not significant. Segment assets are intended to correlate with invested capital. The amounts include accounts receivable, inventories, net property, plant and equipment, amortizing intangible assets, trademark and tradenames, and goodwill. Corporate assets consist primarily of cash, short-term investments available for sale, deferred income taxes and net property, plant and equipment for corporate headquarters. The accounting policies of the segments are the same as those described and referenced in Note 1 "Summary of Significant Accounting Policies." Sales by geographic area are presented by attributing sales from external customers based on where the products are shipped. An analysis and reconciliation of the Company's business segment information to the respective information in the consolidated financial statements is as follows (in thousands):

                                                                                          Year Ended
                                                                      --------------------------------------------------
                                                                         December 28,    December 29,    December 30,
                                                                             2007            2006            2005
                                                                      ------------------ ------------- -----------------
Sales:
  IMC
    Medical batteries:
      ICD batteries                                                   $           48,946 $      45,140 $          45,803
      Pacemakers and other batteries                                              20,964        21,090            21,708
      ICD capacitors                                                              26,466        16,780            20,709
      Feedthroughs                                                                64,999        64,578            59,210
      Introducers, catheters and leads                                            23,287             -                 -
      Enclosures                                                                  20,777        23,904            23,866
      Other                                                                       64,383        55,915            36,618
                                                                      ------------------ ------------- -----------------
  Total IMC sales                                                                269,822       227,407           207,914
  ECP                                                                             48,924        43,735            33,183
                                                                      ------------------ ------------- -----------------
Total sales                                                           $          318,746 $     271,142 $         241,097
                                                                      ================== ============= =================

                                                                                          Year Ended
                                                                      --------------------------------------------------
                                                                          December 28,      December 29,   December 30,
                                                                              2007              2006           2005
                                                                      -------------------- --------------- -------------
Segment income from operations:
  IMC                                                                 $            25,367  $       27,860  $     23,136
  ECP                                                                               9,378          12,359         7,303
                                                                      -------------------- --------------- -------------
  Total segment income from operations                                             34,745          40,219        30,439
  Unallocated operating expenses                                                  (14,725)        (17,843)      (13,553)
                                                                      -------------------- --------------- -------------
  Operating income as reported                                                     20,020          22,376        16,886
  Unallocated other income (expense)                                                8,668           1,158        (1,422)
                                                                      -------------------- --------------- -------------
  Income before provision for income
    taxes as reported                                                 $            28,688  $       23,534  $     15,464
                                                                      ==================== =============== =============

     Included in the 2007 IMC income from operations is $16.1 million of acquired in-process research and development from the acquisitions of BIOMEC and Enpath which was expensed in the current year.


                                                                                          Year Ended
                                                                      --------------------------------------------------
                                                                         December 28,     December 29,    December 30,
                                                                             2007             2006            2005
                                                                      ------------------- ------------- ----------------
Depreciation and amortization:
  IMC                                                                 $            19,166 $      15,068 $         15,749
  ECP                                                                               1,632           833              851
                                                                      ------------------- ------------- ----------------
  Total depreciation and amortization included
    in segment income from operations                                              20,798        15,901           16,600
  Unallocated depreciation and amortization                                         5,044         3,408            3,118
                                                                      ------------------- ------------- ----------------
  Total depreciation and amortization                                 $            25,842 $      19,309 $         19,718
                                                                      =================== ============= ================

The changes in the carrying amount of goodwill:
                                                     IMC     ECP    Total
                                                   -------- ------ --------
Balance at December 29, 2006                       $152,473 $2,566 $155,039
Goodwill recorded during the year                    86,337  7,164   93,501
                                                   -------- ------ --------
Balance at December 28, 2007                       $238,810 $9,730 $248,540
                                                   ======== ====== ========

                                                                                          Year Ended
                                                                      --------------------------------------------------
                                                                          December 28,      December 29,   December 30,
                                                                              2007              2006           2005
                                                                      -------------------- --------------- -------------
Expenditures for tangible long-lived assets,
  excluding acquisitions:
  IMC                                                                 $             12,847 $        12,154 $      25,259
  ECP                                                                                7,558           1,351           183
                                                                      -------------------- --------------- -------------
    Total reportable segments                                                       20,405          13,505        25,442
    Unallocated long-lived tangible assets                                           2,087             855         2,404
                                                                      -------------------- --------------- -------------
  Total expenditures                                                  $             22,492 $        14,360 $      27,846
                                                                      ==================== =============== =============

                                                                                            As of
                                                                      --------------------------------------------------
                                                                          December 28,      December 29,   December 30,
                                                                              2007              2006           2005
                                                                      -------------------- --------------- -------------
Identifiable assets, net:
  IMC                                                                 $            526,699 $       379,250 $     355,568
  ECP                                                                               44,667          25,061        21,881
                                                                      -------------------- --------------- -------------
  Total reportable segments                                                        571,366         404,311       377,449
  Unallocated assets                                                                92,485         143,516       135,462
                                                                      -------------------- --------------- -------------
  Total assets                                                        $            663,851 $       547,827 $     512,911
                                                                      ==================== =============== =============

                                                                                          Year Ended
                                                                      --------------------------------------------------
                                                                          December 28,      December 29,   December 30,
                                                                              2007              2006           2005
                                                                      -------------------- --------------- -------------
Sales by geographic area:
  United States                                                       $            153,708 $       137,138 $     126,832
  Foreign countries:
Ireland                                                                             63,800          57,208        53,399
Puerto Rico                                                                         42,132          26,221         6,722
All other                                                                           59,106          50,575        54,144
                                                                      -------------------- --------------- -------------
  Consolidated sales                                                  $            318,746 $       271,142 $     241,097
                                                                      ==================== =============== =============

                                                                                            As of
                                                                      --------------------------------------------------
                                                                           December 28,              December 29,
                                                                               2007                      2006
                                                                      -----------------------  -------------------------
Long-lived tangible assets:
  United States                                                       $               111,364  $                  76,440
  Foreign countries                                                                    18,873                     18,692
                                                                      -----------------------  -------------------------
  Consolidated long-lived assets                                      $               130,237  $                  95,132
                                                                      =======================  =========================

     Three customers accounted for a significant portion of the Company's sales and accounts receivable as follows:

                                                                         Sales                      Accounts Receivable
                                                       ----------------------------------------- -------------------------
                                                                      Year Ended                           As of
                                                       ----------------------------------------- -------------------------
                                                       December 28,  December 29,  December 30,  December 28, December 29,
                                                           2007          2006          2005          2007         2006
                                                       ------------- ------------- ------------- ------------ ------------

Customer A                                                       25%           25%           35%          16%          18%
Customer B                                                       25%           26%           23%          17%          16%
Customer C                                                       17%           16%           12%          17%          16%
                                                       ------------- ------------- ------------- ------------ ------------
Total                                                            67%           67%           70%          50%          50%
                                                       ============= ============= ============= ============ ============

15.      QUARTERLY SALES AND EARNINGS DATA - UNAUDITED

                                         4th Qtr.             3rd Qtr.          2nd Qtr.              1st Qtr.
                                -------------------------- --------------- ------------------- ----------------------
2007                                                    (in thousands, except per share data)
----
Sales                           $                   84,415 $        79,009 $           78,462  $               76,860
Gross profit (1)                                    26,555          29,140             31,706                  28,624
Net income (loss) (2)                                2,780           5,000             (3,399)                 10,669
Earnings per share - basic                            0.13            0.23              (0.15)                   0.48
Earnings per share - diluted                          0.12            0.22              (0.15)                   0.43

2006
----
Sales                           $                   63,143 $        69,294 $           70,598  $               68,107
Gross profit (1)                                    22,396          25,637             26,777                  27,634
Net income                                           1,394           3,239              4,843                   6,650
Earnings per share - basic                            0.06            0.15               0.22                    0.31
Earnings per share - diluted                          0.06            0.15               0.21                    0.28

(1) Gross profit equals total sales minus cost of sales including amortization of intangibles.
(2)  Net loss in the second quarter of 2007 was a result of an IPR&D Charge. See
     Note 2 "Acquisitions."


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

     Based on their evaluation, as of December 28, 2007, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.

    b. Changes in Internal Control Over Financial Reporting.
       -----------------------------------------------------

    We completed the following acquisitions during 2007:

          o    Enpath Medical, Inc. on June 15, 2007

          o    IntelliSensing, LLC on October 26, 2007

          o    Quan Emerteq, LLC on November 16, 2007

          o    Engineered Assemblies Corporation on November 16, 2007

     We believe that the internal controls and procedures of the above mentioned acquisitions are reasonably likely to materially affect our internal control over financial reporting. We are currently in the process of incorporating the internal controls and procedures of these acquisitions into our internal controls over financial reporting.

     The Company has begun to extend its Section 404 compliance program under the Sarbanes-Oxley Act of 2002 (the "Act") and the applicable rules and regulations under such Act to include these acquisitions. However, the Company has excluded the acquisitions listed above from Management's assessment of the effectiveness of internal control over financial reporting as of December 28, 2007, as permitted by the guidance issued by the Office of the Chief Accountant of the Securities and Exchange Commission. The Company will report on its assessment of the internal controls of its combined operations within the time period provided by the Act and the applicable SEC rules and regulations concerning business combinations.

     There were no other changes in the registrant's internal control over financial reporting during our last fiscal quarter to which this Annual Report on Form 10-K relates that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting, other than the above mentioned acquisitions.

 ITEM 9B.         OTHER INFORMATION

         None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

   Except as set forth below, the identification of each of the Registrant's directors is incorporated by reference to the caption "Election of Directors" contained in the Company's definitive Proxy Statement for its 2008 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or about April 18, 2008.

   Thomas S. Summer, age 54, has served as director since November 2003. He was re-elected to a one-year term at the Company's 2007 Annual Meeting of Stockholders. Mr. Summer had been Executive Vice President and Chief Financial Officer of Constellation Brands, Inc. from April 1997 until his retirement from that position on May 15, 2007. Because of responsibilities associated with his acceptance of a position as Chief Financial Officer of Advance Publications, Inc. in January 2008, Mr. Summer has decided that he will not stand for re-election at the Company's 2008 Annual Meeting of Stockholders.

   The identification of the Company's executive officers is presented under the caption "Executive Officers of the Company" contained in Part I of this Annual Report on Form 10-K.

   The other information required by Item 10 is incorporated by reference to the Company's definitive Proxy Statement for its 2008 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or about April 18, 2008.

ITEM 11. EXECUTIVE COMPENSATION

   Information regarding executive compensation in the Proxy Statement for the 2008 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

   Information regarding security ownership of certain beneficial owners in the Proxy Statement for the 2008 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

   Information regarding certain relationships and related transactions, and director independence in the Proxy Statement for the 2008 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

   Information regarding the fees paid to and services provided by Deloitte & Touche LLP, the Company's independent registered public accounting firm, in the Proxy Statement for the 2008 Annual Meeting of Stockholders is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

         (1) Financial statements and financial statement schedules filed as part of this Annual Report on Form 10-K. See Part II, Item
                  8. "Financial Statements and Supplementary Data."

         (2)      FINANCIAL STATEMENT SCHEDULES

         The following financial statement schedule is included in this report on Form 10-K: Schedule II - Valuation and Qualifying Accounts.

                 Schedule II - Valuation and Qualifying Accounts

                                                                           Additions
                                                                   -------------------------
                                                     Col. B                                                     Col. E
                                                   Balance at                    Charged         Col. D       Balance at
                                                                                    to
Col. A                                             Beginning        Charged        Other       Deductions -     End of
                                                                       to         Accounts-
Description                                        of Period         Costs &     Describe       Describe        Period
                                                                      Expenses
                                                                            (in thousands)
December 28, 2007
Allowance for
  doubtful accounts                            $              532   $    151     $    173(4)  $       (98)(2)     $  758
Valuation allowance
  for deferred income
  tax assets                                   $            4,342   $      -     $      -     $      (373)(1)     $3,969

December 29, 2006
Allowance for
  doubtful accounts                            $              450   $    179     $      -     $       (97)(2)     $  532
Valuation allowance
  for deferred income
  tax assets                                   $            4,843   $     40(1)  $      -     $      (541)(3)     $4,342

December 30, 2005
Allowance for
  doubtful accounts                            $              405   $     66     $      -     $       (21)(2)     $  450
Valuation allowance
  for deferred income
  tax assets                                   $            3,701   $  1,142(1)  $      -     $         -         $4,843

(1) Valuation allowance recorded in the provision for income taxes for certain net operating losses and tax credits.
(2) Accounts written off, net of collections on accounts receivable previously written off.
(3)  Reversal of valuation allowance related to available for sale investments.
(4) Balances recorded as a part of our 2007 acquisitions of Enpath Medical, Quan Emerteq and EAC.

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

(3)  Exhibits required by Item 601 of Regulation S-K. The exhibits listed on the
     Exhibit Index of this Annual Report on Form 10-K have been previously filed, are filed herewith or are incorporated herein by reference to other filings.

                                   SIGNATURES
     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  February 26, 2008       GREATBATCH, INC.

                                   By   /s/ Thomas J. Hook
                                        -----------------------------------
                                        Thomas J. Hook
                                        President & Chief Executive Officer
                                        (Principal Executive Officer)


                                    By  /s/ Thomas J. Mazza
                                        ----------------------------------
                                        Thomas J. Mazza
                                        Senior Vice President & Chief Financial
                                        Officer
                                        (Principal Financial Officer)


                                    By  /s/ Marco F. Benedetti
                                        -----------------------------------
                                        Marco F. Benedetti
                                        Corporate Controller
                                        (Principal Accounting Officer)

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

Signature                                     Title                                  Date
---------                                     -----                                  ----
By  /s/ Thomas J. Hook                        President & Chief Executive Officer    February 26, 2008
    -----------------------                   & Director
Thomas J. Hook

/s/ Bill R. Sanford                           Chairman                               February 26, 2008
------------------------------------
Bill R. Sanford


/s/ Pamela G. Bailey                          Director                               February 26, 2008
------------------------------------
Pamela G. Bailey


/s/Kevin C. Melia                             Director                               February 26, 2008
---------------------------
Kevin C. Melia


/s/Dr. Joseph A. Miller, Jr.                  Director                               February 26, 2008
------------------------------------
Dr. Joseph A. Miller, Jr.


                                              Director
------------------------------------
Peter H. Soderberg


/s/ Thomas S. Summer                          Director                               February 26, 2008
---------------------------
Thomas S. Summer


/s/ William B. Summers, Jr.                   Director                               February 26, 2008
------------------------------------
William B. Summers, Jr.


/s/ John P. Wareham                           Director                               February 26, 2008
------------------------------------
John P. Wareham


                                  EXHIBIT INDEX
EXHIBIT
NUMBER            DESCRIPTION
------            -----------
2.1               Agreement and Plan of Merger dated as of April 28, 2007 by and among Greatbatch Ltd. and Enpath
                  Medical, Inc. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on
                  April 30, 2007).

2.2               Tender and Support Agreement dated as of April 28, 2007 by and among Greatbatch Ltd. and Chestnut
                  Acquisition Corporation (incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K filed on April 30, 2007).

2.3               Asset Purchase Agreement dated October 29, 2007, by and between Greatbatch Ltd. and its wholly owned subsidiary, Cardinal Acquisition Corporation, and Quan Emerteq, LLC (incorporated by reference to
                  Exhibit 2.1 to our Current Report on Form 8-K filed on November 2, 2007).

2.4               Share Purchase Agreement dated as of November 21, 2007, by and  among the persons named on the signature page, P Medical Holding SA, Greatbatch, Inc. and Greatbatch Ltd. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on January 8, 2008).

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

4.3               Indenture for 2 1/4% Convertible Subordinated Debentures Due 2013 dated as of March 28, 2007
                  (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on March 29, 2007).

4.4               First Supplemental Indenture dated April 2, 2007 (incorporated by reference to Exhibit 10.3 to our
                  Current Report on Form 8-K filed on April 4, 2007).

4.5               Registration Rights Agreement dated as of March 28, 2007 by and among us and the initial purchasers of the Debentures described above (incorporated by reference to Exhibit 10.2 to our Current Report on Form
                  8-K filed on March 29, 2007).

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

10.3#             Greatbatch Ltd. Equity Plus Plan Money Purchase Plan (incorporated by reference to Exhibit 10.3 to our
                  Registration Statement on Form S-1 (File No. 333-37554)).

10.4#             Greatbatch Ltd. Equity Plus Plan Stock Bonus Plan (incorporated by reference to Exhibit 10.4 to our
                  Registration Statement on Form S-1 (File No. 333-37554)).

10.5#             Non-Employee Director Stock Incentive Plan (incorporated by reference to Exhibit A to our Definitive
                  Proxy Statement on Schedule 14-A filed on April 22, 2002).

10.6#             Greatbatch, Inc. Executive Short Term Incentive Compensation Plan (incorporated by reference to Exhibit B to our Definitive Proxy Statement on Schedule 14A filed on April 20, 2007).

10.7              Credit Agreement dated as of May 22, 2007 by and among Greatbatch Ltd., the lenders party thereto and
                  Manufacturers and Traders Trust Company, as administrative agent (incorporated by reference to Exhibit
                  10.1 of our Current Report on Form 8-K filed on May 25, 2007).

10.8#             2002 Restricted Stock Plan (incorporated by reference to Appendix B to our Definitive Proxy Statement on Schedule 14A filed on April 9, 2003).

10.9+             Supply Agreement dated February 22, 2005 between Greatbatch Ltd and Cardiac Pacemakers, Inc.,
                  (d/b/a Boston Scientific) for the purchase of filtered feedthrough materials and components. (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended April 1, 2005).

10.10             License Agreement dated August 8, 1996, between Greatbatch Ltd. and Evans Capacitor Company
                  (incorporated by reference to Exhibit 10.23 to our Registration Statement on Form S-1 (File No.
                  333-37554)).

10.11+            Amendment No. 2 dated December 6, 2002, between Greatbatch Technologies, Ltd. and Evans Capacitor
                  Company (incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K for the year ended January 3, 2003).

10.12+            Supplier Partnering Agreement dated as of October 23, 2003, between Greatbatch, Inc. and Pacesetter,
                  Inc., a St. Jude Medical Company (incorporated by reference to Exhibit 10.20 to our Annual Report on
                  Form 10-K for the year ended January 2, 2004).

10.13+            Amendment No. 1 dated October 8, 2004, to Supplier Partnering Agreement dated as of October 23, 2003, between Greatbatch, Inc. and Pacesetter, Inc., d/b/a St. Jude Medical CRMD (incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.14+            License Agreement dated October 25, 2005 between Greatbatch, Inc. and Medtronic, Inc. (incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K for the fiscal year ended December 30, 2005).

10.15#            Form of Change of Control Agreement, dated August 14, 2006, between Greatbatch, Inc. and our executive officers (Thomas J. Hook, Thomas J. Mazza, Mauricio Arellano, Susan M. Bratton, Susan Campbell, Barbara
                  Davis, Timothy McEvoy, Marco F. Benedetti, Edward F. Voboril and Larry T. DeAngelo).

10.16#            Employment Agreement dated August 8, 2006 between Greatbatch, Inc. and Thomas J. Hook (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September
                  29, 2006).

10.17             2005 Stock Incentive Plan (incorporated by reference to Exhibit B to our Definitive Proxy Statement on
                  Schedule 14A filed on April 20, 2007).

10.18             Form of Restricted Stock Award Letter (incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K for the fiscal year ended December 30, 2005).

10.19             Form of Incentive Stock Option Award Letter (incorporated by reference to Exhibit 10.23 to our Annual
                  Report on Form 10-K for the fiscal year ended December 30, 2005).

10.20             Form of Nonqualified Option Award Letter (incorporated by reference to Exhibit 10.24 to our Annual
                  Report on Form 10-K for the fiscal year ended December 30, 2005).

10.21             Form of Stock Option Award Letter (incorporated by reference to Exhibit 10.25 to our Annual Report on
                  Form 10-K for the fiscal year ended December 30, 2005).

10.22+            Supply Agreement for medical device components dated March 31, 2006, between Greatbatch, Inc. and
                  SORIN/ELA BIOMEDICA CRM and ELA MEDICAL SAS (incorporated by reference to Exhibit 10.1 to our Quarterly
                  Report on Form 10-Q for the quarterly period ended March 31, 2006).

10.23             Form of  Exchange and Purchase Agreement dated March 22, 2007, by and between Greatbatch, Inc. and certain other parties thereto. Incorporated by reference to Exhibit 10.1 to our Current Report on Form
                  8-K filed on March 29, 2007).

10.24+            Amendment No. 2 to Supplier Partnering Agreement, effective as of July 27, 2005, between Greatbatch,
                  Inc. and Pacesetter, Inc. d/b/a St. Jude Medical CRMD (incorporated by reference to Exhibit 10.1 to our
                  Quarterly Report on Form 10-Q for the quarter ended March 30, 2007).

10.25+            Amendment No. 2 to Supplier Partnering Agreement, effective as of January 1, 2006, between Greatbatch,
                  Inc. and Pacesetter, Inc. d/b/a St. Jude Medical CRMD (incorporated by reference to Exhibit 10.2 to our
                  Quarterly Report on Form 10-Q for the quarter ended March 30, 2007).

10.26+            Amendment No. 4 to Supplier Partnering Agreement, effective as of January 1, 2006, between Greatbatch,
                  Inc. and Pacesetter, Inc. d/b/a St. Jude Medical CRMD (incorporated by reference to Exhibit 10.3 to our
                  Quarterly Report on Form 10-Q for the quarter ended March 30, 2007).

10.27+            Amendment No. 5 to Supplier Partnering Agreement, effective as of March 1, 2007, between Greatbatch,
                  Inc. and Pacesetter, Inc. d/b/a St. Jude Medical CRMD (incorporated by reference to Exhibit 10.4 to our
                  Quarterly Report on Form 10-Q for the quarter ended March 30, 2007).

10.28+            Amendment No. 6 to Supplier Partnering Agreement, effective as of March 1, 2007, between Greatbatch,
                  Inc. and Pacesetter, Inc. d/b/a St. Jude Medical CRMD (incorporated by reference to Exhibit 10.5 to our
                  Quarterly Report on Form 10-Q for the quarter ended March 30, 2007).

10.29+            Supply Agreement between Cardiac Pacemakers, Inc. (d/b/a Boston Scientific) and Greatbatch, Ltd., 2007
                  - 2010, effective July 1, 2007 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on
                  Form 10-Q for the quarter ended June 29, 2007).

12.1*             Ratio of Earnings to Fixed Charges (Unaudited)

21.1*             Subsidiaries of Greatbatch, Inc.

23.1*             Consent of Independent Registered Public Accounting Firm

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

* - Filed herewith.
# - Indicates exhibits that are management contracts or compensation plans or arrangements required to be filed pursuant to Item 14(c) of Form 10-K.