Form 10-Q
period 2008-03-28
GREATBATCH, INC.
filed 2008-05-07
CIK 1114483

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the Quarter ended March 28, 2008

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

 Large accelerated filer [_]             Accelerated filer         [X]
 Non-accelerated filer   [_]             Smaller reporting company [_]

      Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes [_] No [X]

The number of shares outstanding of the Company's common stock, $0.001 par value per share, as of May 6, 2008 was: 22,866,233 shares.

                                GREATBATCH, INC.
                         TABLE OF CONTENTS FOR FORM 10-Q
               AS OF AND FOR THE THREE MONTHS ENDED MARCH 28, 2008

                                                                                     Page
 COVER PAGE                                                                             1

TABLE OF CONTENTS                                                                       2

                     PART I - FINANCIAL INFORMATION (unaudited)

ITEM 1. Condensed Consolidated Financial Statements

           Condensed Consolidated Balance Sheets                                        3

           Condensed Consolidated Statements of Operations and Comprehensive Income     4

           Condensed Consolidated Statements of Cash Flows                              5

           Condensed Consolidated Statement of Stockholders' Equity                     6

           Notes to Condensed Consolidated Financial Statements                         7

ITEM 2. Management's Discussion and Analysis of Financial Condition and                34
           Results of Operations

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk                     49

ITEM 4. Controls and Procedures                                                        50

                            PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings                                                              51

ITEM 1A. Risk Factors                                                                  51

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds                    51

ITEM 3. Defaults Upon Senior Securities                                                51

ITEM 4. Submission of Matters to a Vote of Security Holders                            51

ITEM 5. Other Information                                                              51

ITEM 6. Exhibits                                                                       52

SIGNATURES                                                                             52

EXHIBIT INDEX                                                                          52

PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        GREATBATCH, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS - Unaudited
         (in thousands except share and per share data)

---------------------------------------------------------------------------------- ------------------
                                                                                As of
                                                                 ----------------- ------------------
                                                                     March 28,        December 28,
ASSETS                                                                 2008               2007
                                                                 ----------------- ------------------
Current assets:
  Cash and cash equivalents                                        $        14,307  $         33,473
  Short-term investments available for sale                                  6,455             7,017
  Accounts receivable, net of allowance of $970 in 2008
   and $758 in 2007                                                         79,499            56,962
  Inventories, net of reserve                                               93,960            71,882
  Refundable income taxes                                                    4,249               377
  Deferred income taxes                                                      6,715             6,469
  Prepaid expenses and other current assets                                  3,654             5,044
                                                                 ----------------- ------------------
          Total current assets                                             208,839           181,224

Property, plant and equipment, net                                         158,321           114,946
Amortizing intangible assets, net                                           99,505            71,268
Trademarks and tradenames                                                   34,863            32,582
Goodwill                                                                   298,816           248,540
Other assets                                                                14,242            15,291
                                                                 ----------------- ------------------
Total assets                                                       $       814,586  $        663,851
                                                                 ================= ==================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                 $        40,794  $         33,433
  Accrued expenses and other current liabilities                            33,121            30,975
  Current portion of long-term debt                                          2,101                 -
                                                                 ----------------- ------------------
           Total current liabilities                                        76,016            64,408

Long-term debt                                                             358,571           241,198
Deferred income taxes                                                       42,593            35,346
Other long-term liabilities                                                  5,155               228
                                                                 ----------------- ------------------
           Total liabilities                                               482,335           341,180
                                                                 ----------------- ------------------
Stockholders' equity:
  Preferred stock, $0.001 par value, authorized 100,000,000
   shares; no shares issued or outstanding in 2008 or 2007                       -                 -
  Common stock, $0.001 par value, authorized 100,000,000
   shares; 22,859,205 shares issued and outstanding in 2008
   and 22,477,340 shares issued and 22,470,299 shares
   outstanding in 2007                                                          23                22
  Additional paid-in capital                                               244,604           238,574
  Treasury stock, at cost, no shares in 2008 and 7,041 shares in
   2007                                                                          -              (140)
  Retained earnings                                                         80,841            84,215
  Accumulated other comprehensive income                                     6,783                 -
                                                                 ----------------- ------------------
           Total stockholders' equity                                      332,251           322,671
                                                                 ----------------- ------------------
  Total liabilities and stockholders' equity                       $       814,586  $        663,851
                                                                 ================= ==================

The accompanying notes are an integral part of these condensed consolidated financial statements

                                GREATBATCH, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       AND COMPREHENSIVE INCOME - Unaudited
                       (in thousands except per share data)

---------------------------------------------------------------------------------- ----------------

                                                                         Three months ended
                                                                -----------------------------------
                                                                    March 28,         March 30,
                                                                       2008              2007
                                                                ------------------ ----------------

Sales                                                             $       122,154    $      76,860
Costs and expenses:
Cost of sales - excluding amortization
of intangible assets                                                       93,745           47,288
Cost of sales - amortization of intangible assets                           1,710              948
Selling, general and administrative expenses                               18,347           10,033
Research, development and engineering costs, net                            9,224            6,452
Acquired in-process research and development                                2,240                -
Other operating expense, net                                                1,028            1,533
                                                                ------------------ ----------------
Operating income (loss)                                                    (4,140)          10,606
Interest expense                                                            3,431            1,144
Interest income                                                              (396)          (1,856)
Gain on extinguishment of debt                                                  -           (4,473)
Other income, net                                                          (1,457)             (16)
                                                                ------------------ ----------------
Income (loss) before provision (benefit) for income taxes                  (5,718)          15,807
Provision (benefit) for income taxes                                       (2,344)           5,138
                                                                ------------------ ----------------
Net income (loss)                                                 $        (3,374)   $      10,669
                                                                ================== ================

Earnings (loss) per share:
Basic                                                             $         (0.15)   $        0.48
Diluted                                                           $         (0.15)   $        0.43

Weighted average shares outstanding:
Basic                                                                      22,386           22,014
Diluted                                                                    22,386           26,470

Comprehensive income:
Net income (loss)                                                 $        (3,374)   $      10,669
Foreign currency translation adjustment                                     7,209                -
Unrealized loss on interest rate swap, net of tax                            (461)               -
Unrealized gain (loss) on short-term investments
available for sale, net of tax                                                 35             (226)
                                                                ------------------ ----------------
Comprehensive income                                              $         3,409    $      10,443
                                                                ================== ================

The accompanying notes are an integral part of these condensed consolidated financial statements

                              GREATBATCH, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited
                                (in thousands)

-------------------------------------------------------------------------------------------------------------------

                                                                                       Three months ended
                                                                              -------------------------------------
                                                                                  March 28,          March 30,
                                                                                     2008               2007
                                                                              ------------------ ------------------
Cash flows from operating activities:
------------------------------------------------------------------------------
  Net income (loss)                                                             $        (3,374)  $         10,669
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and amortization                                                      15,995              4,989
      Stock-based compensation                                                            3,046              2,548
      Gain on extinguishment of debt                                                          -             (4,473)
      Acquired in-process research and development                                        2,240                  -
      Other non-cash (gains) losses                                                          79               (251)
      Deferred income taxes                                                               1,382            (10,369)
  Changes in operating assets and liabilities:
      Accounts receivable                                                                (9,807)            (7,220)
      Inventories                                                                           221              3,184
      Prepaid expenses and other current assets                                             759                820
      Accounts payable                                                                   (6,021)             6,617
      Accrued expenses and other current liabilities                                      2,506            (13,266)
      Income taxes refundable/payable                                                    (3,972)            15,370
                                                                              ------------------ ------------------
             Net cash provided by operating activities                                    3,054              8,618
                                                                              ------------------ ------------------

Cash flows from investing activities:
------------------------------------------------------------------------------
  Purchase of short-term investments                                                     (1,988)           (22,925)
  Proceeds from maturity/disposition of short-term investments                            2,550             15,379
  Acquisition of property, plant and equipment                                           (7,924)            (1,829)
  Acquisitions, net of cash acquired                                                    (99,745)                 -
  Other investing activities                                                                180                301
                                                                              ------------------ ------------------
             Net cash used in investing activities                                     (106,927)            (9,074)
                                                                              ------------------ ------------------

Cash flows from financing activities:
------------------------------------------------------------------------------
  Borrowings under line of credit                                                       117,000                  -
  Principal payments of long-term debt                                                  (31,682)                 -
  Proceeds from issuance of long-term debt                                                    -             76,000
  Issuance of common stock                                                                    -                610
  Excess tax benefits from stock-based awards                                                16                 32
  Repurchase of treasury stock                                                             (793)              (205)
                                                                              ------------------ ------------------
           Net cash provided by financing activities                                     84,541             76,437
                                                                              ------------------ ------------------

Effect of foreign currency exchange rates on cash and cash equivalents                      166                  -
                                                                              ------------------ ------------------
Net increase (decrease) in cash and cash equivalents                                    (19,166)            75,981
Cash and cash equivalents, beginning of year                                             33,473             71,147
                                                                              ------------------ ------------------
Cash and cash equivalents, end of period                                        $        14,307   $        147,128
                                                                              ================== ==================

The accompanying notes are an integral part of these condensed consolidated financial statements

                                                          GREATBATCH, INC.
                                CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY - Unaudited
                                                           (in thousands)
------------------------------------------------------------------------------------------------------------------------------------

                                                                           Treasury                       Accumulated
                                        Common Stock     Additional         Stock                          Other         Total
                                       ---------------    Paid-In     ------------------  Retained     Comprehensive Stockholders'
                                       Shares   Amount    Capital      Shares   Amount     Earnings       Income         Equity
                                       ------- -------- ------------  -------- --------- ------------ -------------- -------------

Balance, December 28, 2007              22,477  $   22   $  238,574        (7)  $  (140)  $   84,215   $           - $     322,671
  Stock-based compensation                   -       -        1,928         -         -            -               -         1,928
  Grant of restricted stock                103       1         (793)       36       793            -               -             1
  Vesting of restricted stock units         51       -            -         -         -            -               -             -
  Repurchase of shares to settle
   employee tax witholding on vested
   restricted stock and restricted
   stock units                               -       -            -       (29)     (653)           -               -          (653)
  Tax impact from vesting of restricted
   stock and restricted stock units          -       -          (50)        -         -            -               -           (50)
  Shares issued in connection with the
  Quan Emerteq acquisition                  60       -        1,473         -         -            -               -         1,473
  Shares contributed to 401(k) Plan        168       -        3,472         -         -            -               -         3,472
  Net loss                                   -       -            -         -         -       (3,374)              -        (3,374)
  Total other comprehensive income           -       -            -         -         -            -           6,783         6,783
                                       ------- -------  ------------  -------- --------- ------------ -------------- --------------
Balance, March 28, 2008                 22,859  $   23   $  244,604         -   $     -   $   80,841   $       6,783 $     332,251
                                       ======= =======  ============  ======== ========= ============ ============== ==============


The accompanying notes are an integral part of these condensed consolidated financial statements

                                GREATBATCH, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited
        ----------------------------------------------------------------

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information (Accounting Principles Board Opinion ("APB") No. 28, Interim Financial Reporting) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of Greatbatch, Inc. and its wholly-owned subsidiary Greatbatch Ltd. (collectively "Greatbatch" or the "Company") for the periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from these estimates. The December 28, 2007 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 28, 2007. The Company utilizes a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31st. For 52-week years, each quarter contains 13 weeks. The first quarter of 2008 and 2007 each contained 13 weeks and ended on March 28, and March 30, respectively.

2.   ACQUISITIONS

     P Medical Holding SA

     On January 7, 2008, the Company acquired P Medical Holding SA ("Precimed") with administrative offices in Orvin, Switzerland and Exton, PA, manufacturing operations in Switzerland and Indiana and sales offices in Japan, Asia and the United Kingdom. This transaction diversifies the Company's revenue and establishes the Company as a leading supplier to the orthopedics industry.

     This transaction was accounted for under the purchase method of accounting in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141 Business Combinations. Accordingly, the results of Precimed's operations were included in the condensed consolidated financial statements from the date of acquisition. The aggregate purchase price was $80.5 million, consisting of the cash issued at closing to Precimed shareholders ($77.5 million), and other direct acquisition-related costs, including financial advisory, legal and accounting services ($3.0 million). Additionally, the purchase agreement includes a contingent payment which can range from 0 Swiss Francs ("CHF") to 12,000,000 CHF depending on Precimed's 2008 earnings performance. Based upon the exchange ratio of
     1.0053 CHF per one U.S. dollar as of March 28, 2008 the maximum contingent payment would be approximately $12.1 million and is subject to change due to foreign currency fluctuations and the final calculation of the contingent payment. The purchase price was funded with cash on hand and borrowings under the Company's revolving credit agreement.

                                GREATBATCH, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited
--------------------------------------------------------------------------------

     The cost of the acquisition was allocated to the assets acquired and liabilities assumed from Precimed based on their preliminary fair values as of the acquisition date, with the amount exceeding the fair value recorded as goodwill. As the values of certain assets and liabilities are preliminary in nature, they are subject to adjustment as additional information is obtained, including, but not limited to, settlement of the contingent payment, the finalization of our asset valuation, the final reconciliation and confirmation of tangible assets, the Company incurring direct acquisition costs in connection with this transaction and the resolution of pre-acquisition tax positions. The valuations will be finalized within 12 months of the close of the acquisition. Any changes to the preliminary valuation may result in material adjustments to the fair value of the assets and liabilities acquired, as well as goodwill.

     The following table summarizes the preliminary allocation of the cost of the acquisition to the assets acquired and liabilities assumed as of the close of the acquisition (in thousands):

                                                As of
(in thousands)                            January 7, 2008
-------------------------------------- ---------------------
Assets acquired
    Current assets                       $            35,428
    Property, plant and equipment                     26,491
    Acquired IPR&D                                     2,240
    Amortizing intangible assets                      28,358
    Trademarks and tradenames                          2,163
    Goodwill                                          41,227
    Other assets                                       1,624
                                       ---------------------
Total assets acquired                                137,531
Liabilities assumed
    Current liabilities                               23,884
    Long-term liabilities                             33,194
                                       ---------------------
Total liabilities assumed                             57,078
                                       ---------------------
Purchase price                           $            80,453
                                       =====================

     The fair values of the assets acquired and liabilities assumed were preliminarily determined using one of three valuation approaches: market, income and cost. The selection of a particular method for a given asset depended on the reliability of available data and the nature of the asset, among other considerations. The market approach, which estimates the value for a subject asset based on available market pricing for comparable assets, was utilized for in-process and finished inventory. The income approach, which estimates the value for a subject asset based on the present value of cash flows projected to be generated by the asset, was used for certain intangible assets such as technology and patents, customer relationships, trademarks and tradenames, in-process research and development ("IPR&D") and for the noncompete agreements with employees. The projected cash flows were discounted at a required rate of return that reflects the relative risk of the Precimed transaction and the time value of money. The projected cash flows for each asset considered multiple factors, including current revenue from existing customers, attrition trends, reasonable contract renewal assumptions from the perspective of a marketplace participant, and expected profit margins giving consideration to historical and expected margins. The cost approach was used for the majority of personal property and raw materials inventory. The cost to replace a given asset reflects the estimated reproduction or replacement cost for the property, less an allowance for loss in value due to depreciation or obsolescence, with specific consideration given to economic obsolescence if indicated.

                                GREATBATCH, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited
--------------------------------------------------------------------------------

     Inventory - The fair value of the in-process and finished inventory acquired was estimated by applying a version of the market approach called the comparable sales method. This approach estimates the fair value of the asset by calculating the potential sales generated from selling the inventory and subtracting from it the costs related to the sale of that inventory and a reasonable profit allowance. Based upon this methodology, the Company recorded the inventory acquired at fair value resulting in an increase in inventory of $5.6 million. During the first quarter of 2008, the Company expensed as cost of sales the step-up value relating to the acquired Precimed inventory sold during 2008. As of March 28, 2008, there was no remaining inventory step-up value remaining in inventory to be expensed. Raw materials inventory was valued at replacement cost.

     Intangible assets - The purchase price was allocated to specific intangible assets on a preliminary basis as follows (dollars in thousands):

                                 Fair Value  Weighted average    Weighted
                                    assigned    amortization        average
                                                period (years)  discount rate
                                  ----------- ----------------- --------------
Amortizing intangible assets
---------------------------------
Technology and patents             $   11,772                15            14%
Customer relationships                 15,567                20            13%
Noncompete agreements                   1,019                 5            13%
                                  -----------
                                   $   28,358                17            13%

Trademarks & tradenames            $    2,163    indefinite                13%

Acquired IPR&D                     $    2,240                 -            14%


     Technology and patents - Technology and patents consists of technical processes, patented and unpatented technology, manufacturing know-how and the understanding with respect to products or processes that have been developed by Precimed and that will be leveraged in current and future products. The Company determined that the weighted average estimated useful life of the technology and patents is 15 years. This life is based upon management's estimate of the product life cycle associated with technology and patents before they will be replaced by new technologies. The expected cash flows associated with technology and patents were nominal after 15 years.

     Customer relationships - Customer relationships represent the preliminary estimated fair value of both the contractual and non-contractual customer relationships Precimed has with OEMs as of the acquisition date. The primary customers of Precimed include Johnson & Johnson, Smith & Nephew, Stryker, Medtronic and Zimmer, some of which are also customers of Greatbatch. These relationships were valued separately from goodwill at the amount which an independent third party would be willing to pay for these OEM relationships. The Company determined that the estimated useful life of the intangible assets associated with the existing customer relationships is 20 years. This life was based upon historical customer attrition and Management's understanding of the industry and regulatory environment. The expected cash flows associated with these customer relationships were nominal after 20 years.

                                GREATBATCH, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited
--------------------------------------------------------------------------------

     Trademarks and tradenames - Trademarks and tradenames represent the estimated fair value of corporate and product names acquired from Precimed, which will be utilized by the Company in the future. These included the "Precimed" corporate tradename as well as product names. These tradenames were valued separately from goodwill at the amount which an independent third party would be willing to pay for use of these names. The tradenames are inherently valuable as the Company believes they convey favorable perceptions about the products with which they are associated. This in turn generates consistent and increased demand for the products, which provides the Company with greater revenues, as well as greater production and operating efficiencies. Thus, the Company will realize larger profit margins than companies without the tradenames. The Company currently intends to utilize these trademarks and tradenames for an indefinite period of time, thus these intangible assets are not being amortized but are tested for impairment on an annual basis.

     Acquired IPR&D - Approximately $2.2 million of the purchase price represents the estimated fair value of acquired IPR&D projects that had not yet reached technological feasibility and had no alternative future use. Accordingly, the amount was immediately expensed on the acquisition date and is not deductible for tax purposes. The value assigned to IPR&D related to Reamer, Instrument Kit, Locking Plate and Cutting Guide projects. These projects primarily represent the next generation of products already being sold by Precimed which incorporate new enhancements and customer modifications. The Company expects to commercially launch these products in 2008 and 2009 which will replace existing products. For purposes of valuing the IPR&D, the Company estimated total costs to complete the projects to be approximately $0.2 million. If the Company is not successful in completing these projects on a timely basis, future sales may be adversely affected resulting in erosion of the Company's market share.

     The fair value of these projects was determined based on the excess earnings method. This model utilized discount rates that took into consideration the internal rate of return expected from the Precimed transaction and the risks surrounding the successful development and commercialization of each of the IPR&D projects. The Company believes that the estimated acquired IPR&D amounts represent their fair value at the date of acquisition and do not exceed the amount an independent third party would be willing to pay for the projects.

     Goodwill - The excess of the purchase price over the preliminary fair value of net tangible and intangible assets acquired of $41.2 million was allocated to goodwill. Various factors contributed to the establishment of goodwill, including: the value of Precimed's highly trained assembled work force and management team; the expected revenue growth over time that is attributable to increased market penetration from future products and customers; and the incremental value to the Company's IMC business from expanding and diversifying its revenues. The goodwill acquired in connection with the Precimed acquisition was allocated to the Company's IMC business segment and is not deductible for tax purposes.

                                GREATBATCH, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited
--------------------------------------------------------------------------------

     DePuy Orthopedics Chaumont, France Facility

     On February 11, 2008, Precimed completed its previously announced acquisition of DePuy Orthopedics ("DePuy") Chaumont, France manufacturing facility (the "Chaumont Facility"). The Chaumont Facility produces hip and shoulder implants for DePuy Ireland which distributes them worldwide through various DePuy selling entities. This transaction, which included a new four year supply agreement with DePuy, enhances Greatbatch's and Precimed's strategic relationship with one of the largest orthopedic companies in the world. The addition of this facility will align Precimed closer to its orthopedic OEM customers and further extends its offerings to a full range of orthopedic implants.

     This transaction was accounted for under the purchase method of accounting. Accordingly, the results of the Chaumont Facility were included in our condensed consolidated financial statements from the date of acquisition. The aggregate purchase price was approximately $27.9 million, consisting of the cash issued to DePuy ($26.9 million), and other direct acquisition-related costs, including financial advisory, legal and accounting services ($1.0 million). The aggregate purchase price was preliminarily allocated to the assets acquired ($6.2 million inventory, $13.4 million PP&E) and liability assumed from the Chaumont Facility based on their fair values as of the close of the acquisition, with the amount exceeding the fair value recorded as goodwill ($5.5 million). As the values of certain assets and liabilities are preliminary in nature, they are subject to adjustment as additional information is obtained, including, but not limited to, the finalization of our valuation, the final reconciliation and confirmation of tangible assets, the Company incurring direct acquisition costs in connection with this transaction and the resolution of tax positions. Any adjustment to the purchase price will be allocated to goodwill.

     Various factors contributed to the establishment of goodwill, including: the value of the Chaumont Facility's highly trained assembled work force; the expected revenue growth over time and the incremental value to the Company's Orthopedics business from having the capability to manufacture joint implants; and the strategic partnership established with one of the largest orthopedic companies in the world. Goodwill resulting from the Chaumont Facility acquisition was allocated to the Company's IMC business segment and is not deductible for tax purposes.

     Pro Forma Results (Unaudited)

     The following unaudited pro forma information presents the consolidated results of operations of the Company, Precimed, and the Chaumont Facility as if those acquisitions had occurred as of the beginning of each of the fiscal periods presented. Additionally, 2007 amounts reflect the Company's 2007 acquisition of Enpath Medical, Inc. (June 2007) ("Enpath"), Quan Emerteq LLC (November 2007) and Engineered Assemblies Corporation ("EAC") (November 2007) as if those acquisitions had occurred as of the beginning of 2007 (in thousands, except per share amounts):


                                       Three Months Ended
                              -----------------------------------
(Unaudited)                    March 28, 2008    March 30, 2007
                              ----------------- -----------------
Sales                           $       132,630  $        131,934
Net income                                3,114             9,196
Earnings per share:
       Basic                    $          0.14  $           0.42
       Diluted                  $          0.14  $           0.37

                                GREATBATCH, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited
--------------------------------------------------------------------------------

     The unaudited pro forma information presents the combined operating results of Greatbatch, Precimed, the Chaumont Facility, Enpath, Quan Emerteq and EAC, with the results prior to the acquisition date adjusted to include the pro forma impact of the adjustment of amortization of acquired intangible assets and depreciation of fixed assets based on the preliminary purchase price allocation, the elimination of the non-recurring IPR&D charge ($2.2 million) and inventory step-up amortization recorded by Greatbatch in 2008 ($6.4 million), the adjustment to interest income/expense reflecting the cash paid in connection with the acquisition, including acquisition-related expenses, at Greatbatch's weighted average interest income/expense rate, and the impact of income taxes on the pro forma adjustments utilizing the applicable statutory tax rate, except for IPR&D which is not deductible for tax purposes. The unaudited pro forma consolidated basic and diluted earnings per share are based on the consolidated basic and diluted weighted average shares of Greatbatch.

     The unaudited pro forma results are presented for illustrative purposes only and do not reflect the realization of potential cost savings, and any related integration costs. Certain cost savings may result from the acquisition; however, there can be no assurance that these cost savings will be achieved. These pro forma results do not purport to be indicative of the results that would have actually been obtained if the acquisitions occurred as of the beginning of each of the periods presented, nor does the pro forma data intend to be a projection of results that may be obtained in the future.

3.   SUPPLEMENTAL CASH FLOW INFORMATION

                                                                    Three months ended
                                                             -----------------------------------
                                                                 March 28,         March 30,
                                                                    2008              2007
                                                             ----------------- -----------------
Noncash investing and financing activities (in thousands):
Net unrealized gain (loss) on available-for-sale securities   $            35   $          (226)
Unrealized loss on interest rate swap, net                               (461)                -
Common stock contributed to 401(k) Plan                                 3,472             2,956
Property, plant and equipment purchases included
in accounts payable                                                     2,399               695
Deferred financing fees and acquisition costs included in
accrued expenses and other current liabilities                          5,801             4,495
Exchange of convertible subordinated notes                                  -           117,782
Shares isued in connection with a business acquisition                  1,473                 -

Cash paid during the period for:
Interest                                                      $           262   $           337
Income taxes                                                              225               105
Acquisition of noncash assets and liabilities:
Assets acquired                                               $       163,262   $             -
Liabilities assumed                                                    57,751                 -

                                GREATBATCH, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited
--------------------------------------------------------------------------------

4.   SHORT-TERM INVESTMENTS AVAILABLE FOR SALE

     Short-term investments available for sale are comprised of the following (in thousands):

                                        Cost        Gross          Gross       Estimated
                                                   unrealized     unrealized     fair value
                                                      gains         losses
                                      ----------- ------------- -------------- -------------
March 28, 2008
--------------------------------------
Commercial Paper                        $   1,233  $         13   $         -   $      1,246
U.S. Government Agencies                    1,469            25             -          1,494
Corporate Bonds                             3,699            16             -          3,715
                                      ----------- ------------- -------------- -------------
  Total available for sale securities   $   6,401  $         54   $         -   $      6,455
                                      =========== ============= ============== =============

December 28, 2007
--------------------------------------
Commercial Paper                        $   1,087  $          5   $         -   $      1,092
U.S. Government Agencies                    1,469             4             -          1,473
Corporate Bonds                             4,452             4            (4)         4,452
                                      ----------- ------------- -------------- -------------
  Total available for sale securities   $   7,008  $         13   $        (4)  $      7,017
                                      =========== ============= ============== =============

     Short-term investments available-for-sale are carried at fair value with the unrealized gain or loss, net of tax, reported in accumulated other comprehensive income (loss) as a separate component of stockholders' equity. The fair value of short-term investments available for sale are based on Level 2 measurements as defined in the fair value hierarchy in SFAS No. 157 Fair Value Measurements - see Note 9.

5.   INVENTORIES

     Inventories are comprised of the following (in thousands):

                                      March 28,       December 28,
                                         2008              2007
                                   ----------------- -----------------

Raw materials                       $         39,653  $         38,561
Work-in-process                               33,440            19,603
Finished goods                                20,867            13,718
                                   ----------------- -----------------
Total                               $         93,960  $         71,882
                                   ================= =================

                                GREATBATCH, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited
--------------------------------------------------------------------------------

6.   INTANGIBLE ASSETS

     Amortizing intangible assets are comprised of the following (in thousands):

                               Gross carrying    Accumulated       Foreign       Net carrying
                                     amount       amortization      currency          amount
                                                                   translation
                                --------------- ---------------- --------------- ---------------
March 28, 2008
--------------------------------
Purchased technology and patents  $     81,585   $     (30,678)   $       1,065   $       51,972
Customer lists                          45,550          (1,638)           1,453           45,365
Other                                    3,679          (1,578)              67            2,168
                                --------------  ---------------  --------------  ---------------
Total amortizing intangible
 assets                           $    130,814   $     (33,894)   $       2,585   $       99,505
                                ==============  ===============  ==============  ===============

December 28, 2007
--------------------------------
Purchased technology and patents  $     69,813   $     (28,968)   $           -   $       40,845
Customer lists                          29,983            (840)               -           29,143
Other                                    2,660          (1,380)               -            1,280
                                --------------  ---------------  --------------  ---------------
Total amortizing intangible
 assets                           $    102,456   $     (31,188)   $           -   $       71,268
                                ==============  ===============  ==============  ===============

     Aggregate amortization expense for the first quarter of 2008 and 2007 was $2.7 million and $0.9 million, respectively. As of March 28, 2008, annual amortization expense is estimated to be $8.1 million for the remainder of 2008, $10.1 million for 2009, $9.6 million for 2010, $9.5 million for 2011,
     $9.4 million for 2012 and $8.6 million for 2013.

     The change in trademarks and tradenames during the first quarter of 2008 is as follows (in thousands):

Balance at December 28, 2007           $       32,582
Acquired in 2008                                2,163
Foreign currency translation                      118
                                      ---------------
Balance at March 28, 2008              $       34,863
                                      ===============

     The Company is currently performing a review of its market strategy to determine the best use of its "non-Greatbatch" tradenames, including those acquired with its recent acquisitions. The outcome of this review, which is expected to be completed by the end of 2008, may impact the useful life of the Company's "non-Greatbatch" tradenames which had a value of $17.0 million as of March 28, 2008.

     The change in goodwill during the first quarter of 2008 is as follows (in thousands):

                                            IMC      Electrochem      Total
                                         ---------- ------------- --------------
Balance at December 28, 2007              $ 238,810  $      9,730  $     248,540
Goodwill recorded for 2007 acquisitions          52             3             55
Goodwill recorded for 2008 acquisitions      46,744             -         46,744
Foreign currency translation                  3,477             -          3,477
                                         ---------- ------------- --------------
Balance at March 28, 2008                 $ 289,083  $      9,733  $     298,816
                                         ========== ============= ==============

                                GREATBATCH, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited
--------------------------------------------------------------------------------

7.    LONG-TERM DEBT

   Long-term debt is comprised of the following (in thousands):

                                                    March 28,     December 28,
                                                      2008            2007
                                                 --------------- --------------

Revolving line of credit                           $    117,000    $         -
3% Mortgage agreement, due 2008                           2,101              -
Convertible subordinated notes
2.25% convertible subordinated notes I, due 2013         52,218         52,218
2.25% convertible subordinated notes II, due 2013       197,782        197,782
Unamortized discount                                     (8,429)        (8,802)
                                                 --------------- --------------
Total convertible subordinated notes                    241,571        241,198
                                                 --------------- --------------
Less current portion of long-term debt                   (2,101)             -
                                                 --------------- --------------
Total long-term debt                               $    358,571    $   241,198
                                                 =============== ==============

     Revolving Line of Credit - The Company has a senior credit facility (the "Credit Facility") consisting of a $235 million revolving credit facility, which can be increased to $335 million upon the Company's request. The Credit Facility also contains a $15 million letter of credit subfacility and a $15 million swingline subfacility. The Credit Facility is secured by the Company's non-realty assets including cash, accounts and notes receivable, and inventories, and has an expiration date of May 22, 2012 with a one-time option to extend to April 1, 2013 if no default has occurred. Interest rates under the Credit Facility are, at the Company's option, based upon the current prime rate or the LIBOR rate plus a margin that varies with the Company's leverage ratio. If interest is paid based upon the prime rate, the applicable margin is between minus 1.25% and 0.00%. If interest is paid based upon the LIBOR rate, the applicable margin is between 1.00% and 2.00%. The Company is required to pay a commitment fee between 0.125% and 0.250% per annum on the unused portion of the Credit Facility based on the Company's leverage ratio.

     The Credit Facility contains limitations on the incurrence of indebtedness, limitations on the incurrence of liens and licensing of intellectual property, limitations on investments and restrictions on certain payments. Except to the extent paid for by common equity of Greatbatch or paid for out of cash on hand, the Credit Facility limits the amount paid for acquisitions to $100 million. The restrictions on payments, among other things, limit repurchases of Greatbatch's stock to $60 million and limits the ability of the Company to make cash payments upon conversion of CSN II. These limitations can be waived upon the Company's request and approval of a simple majority of the lenders. Such waiver was obtained in order to fund the Precimed acquisition.

     In addition, the Credit Facility requires the Company to maintain a ratio of adjusted EBITDA, as defined in the credit agreement, to interest expense of at least 3.00 to 1.00, and a total leverage ratio, as defined in the credit agreement, of not greater than 5.00 to 1.00 from May 22, 2007 through September 29, 2009 and not greater than 4.50 to 1.00 from September 30, 2009 and thereafter.

     The Credit Facility contains customary events of default. Upon the occurrence and during the continuance of an event of default, a majority of the lenders may declare the outstanding advances and all other obligations under the Credit Facility immediately due and payable.

                                GREATBATCH, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited
--------------------------------------------------------------------------------

     In connection with the Company's acquisition of Precimed and the Chaumont Facility, the Company borrowed $117 million under its revolving line of credit during the first quarter of 2008. The weighted average interest rate on these borrowings as of March 28, 2008 was 5.0% which resets based upon the six-month ($87 million), three-month ($15 million) and one-month ($15 million) LIBOR rate. Based upon current capital needs in connection with the new Electrochem Solutions, Inc. ("Electrochem") facility as well as the expansion of the Company's corporate headquarters, Management currently does not anticipate making principal payments on the revolving line of credit within the next twelve months. As of March 28, 2008, the Company had $118 million available under its revolving line of credit.

     Interest Rate Swap - During the first quarter of 2008, the Company entered into an $80 million notional receive floating-pay fixed interest rate swap indexed to the six-month LIBOR rate that expires on July 7, 2010. The objective of this swap is to hedge against potential changes in cash flows on $80 million of the Company's revolving line of credit, which is indexed to the six-month LIBOR rate. No credit risk was hedged. The receive variable leg of the swap and the variable rate paid on the revolving line of credit bear the same rate of interest, excluding the credit spread, and reset and pay interest on the same dates. The Company intends to continue electing the six-month LIBOR as the benchmark interest rate on the debt. If the Company repays the debt it intends to replace the hedged item with similarly indexed forecast cash flows. The pay fixed leg of the swap bears an interest rate of 3.09%, which does not include the credit spread.

     The Company accounts for this interest rate swap under SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires that all derivatives are recognized as either assets or liabilities in the condensed consolidated balance sheet at fair value. Changes in the fair value of the derivatives are recorded each period in current earnings or other comprehensive income, depending on whether the derivative is used in a qualifying hedge strategy and, if so, whether the hedge is a cash flow or fair value hedge. In order to qualify as a hedge, the Company must document the hedging strategy at its inception, including the nature of the risk being hedged and how the effectiveness of the hedge will be measured. The Company evaluates hedge effectiveness at inception and on an ongoing basis. If a derivative is no longer expected to be highly effective, hedge accounting is discontinued.

     The Company designated the interest rate swap as a cash flow hedge. The Company recognizes the portion of the change in fair value of the interest rate swap that is considered effective as a direct charge or credit to accumulated other comprehensive income (a component of stockholders' equity), net of tax. The ineffective portion of the change in fair value, if any, is recorded to earnings. Amounts recorded in accumulated other comprehensive income are periodically reclassified to interest expense to offset interest expense on the hedged portion of the revolving line of credit resulting from fluctuations in the six-month LIBOR interest rate. The fair value of the interest rate swap is based on Level 2 measurements in the fair value hierarchy as described in SFAS No. 157 - see Note 9. As of March 28, 2008, a negative fair value adjustment of $0.5 million was recorded in accumulated other comprehensive income, net of income taxes of $0.2 million. No portion of the change in fair value of the interest rate swap during the first quarter of 2008 was considered ineffective. The amount recorded as an offset to interest expense during the first quarter of 2008 related to the interest rate swap was $0.07 million.

                                GREATBATCH, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited
--------------------------------------------------------------------------------

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

     The Exchange was accounted for as an extinguishment of debt and resulted in a pre-tax gain of $4.5 million ($2.9 million net of tax) or $0.13 per diluted share in the first quarter of 2007. As a result of the extinguishment, the Company had to recapture the tax interest expense that was previously deducted on the extinguished notes. This resulted in an additional current income tax liability of approximately $11.3 million, which was paid throughout 2007. This amount was previously recorded as a non-current deferred tax liability on the balance sheet. The following is a summary of the significant terms of CSN I and CSN II:

     CSN I - The notes bear interest at 2.25% per annum, payable semi-annually. Holders may convert the notes into shares of the Company's common stock at a conversion price of $40.29 per share, which is equivalent to a conversion ratio of 24.8219 shares per $1,000 of principal, subject to adjustment, before the close of business on June 15, 2013 only under the following circumstances: (1) during any fiscal quarter commencing after July 4, 2003, if the closing sale price of the Company's common stock exceeds 120% of the $40.29 conversion price for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding fiscal quarter; (2) subject to certain exceptions, during the five business days after any five consecutive trading day period in which the trading price per $1,000 of principal for each day of such period was less than 98% of the product of the closing sale price of the Company's common stock and the number of shares issuable upon conversion of $1,000 of principal; (3) if the notes have been called for redemption; or (4) upon the occurrence of certain corporate events.

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

                                GREATBATCH, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited
--------------------------------------------------------------------------------

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

     The notes contain a net share settlement feature that requires the Company to pay cash for each $1,000 of principal to be converted. Any amounts in excess of $1,000 will be settled in shares of the Company's common stock, or at the Company's option, cash. The Company has a one-time irrevocable election to pay the holders in shares of its common stock, which it currently does not plan to exercise.

     The notes are redeemable by the Company at any time on or after June 20, 2012, or at the option of a holder upon the occurrence of certain fundamental changes, as defined in the agreement, affecting the Company. The notes are subordinated in right of payment to all of our senior indebtedness and effectively subordinated to all debts and other liabilities of the Company's subsidiaries.

     Mortgage Agreement - In connection with the Precimed acquisition we assumed a mortgage agreement, with a former owner, that bears an interest rate of 3% and is due in September 2008. If the mortgage is not paid in full by that date the interest rate increases to 8%.

   Deferred Financing Fees - The following is a reconciliation of deferred financing fees for the first quarter of 2008, which are included in other assets (in thousands):

Balance at December 28, 2007       $        6,411
Financing costs deferred                        8
Amortization during the period               (338)
                                 -----------------
Balance at March 28, 2008          $        6,081
                                 =================

                                GREATBATCH, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited
--------------------------------------------------------------------------------

8.   PENSION PLANS

     In connection with the Precimed and Chaumont Facility acquisitions, the Company recorded a pension liability related to the defined benefit pension plans provided to the non-U.S. employees of those businesses. Under these plans, benefits accrue to employees based upon years of service, position, age and compensation. The liability and corresponding expense related to these pension plans is based on actuarial computations of current and future benefits for employees. Pension expense is charged to current operating expenses. The accumulated benefit obligation, projected benefit obligation and fair value of plan assets as of the acquisition date, which was also the measurement date, were $12.3 million, $14.0 million and $10.5 million, respectively.

     The change in the net pension liability for the first quarter of 2008 is as follows (in thousands):

Balance at December 28, 2007     $           -
Acquired in 2008                         3,534
Net periodic pension cost                  177
Foreign currency translation               368
                                --------------
Balance at March 28, 2008        $       4,079
                                ==============

     Net pension cost is comprised of the following (in thousands):

                                 Three months ended
                                    March 28, 2008
                                ----------------------
Service cost                      $               167
Interest cost                                     118
Expected return on plan assets                   (108)
                                ----------------------
Net pension cost                  $               177
                                ======================

   The principal actuarial assumptions used were as follows:


Discount rate                                 3.9%
Expected rate of return on plan               4.0%
assets
Salary growth                                 2.6%

     The discount rate used is based on the yields of foreign government bonds plus 20 to 30 basis points to reflect the risk of investing in corporate bonds. The expected rate of return on plan assets reflects long-term earnings expectations on existing plan assets and those contributions expected to be received during the current plan year. In estimating that rate, appropriate consideration was given to historical returns earned by plan assets in the fund and the rates of return expected to be available for reinvestment. Rates of return were adjusted to reflect current capital market assumptions and changes in investment allocations. Equity securities and fixed income securities were assumed to earn a return in the range of 7% to 8% and 3% to 4%, respectively. The long-term inflation rate was estimated to be 1.8%. When these overall return expectations are applied to the pension plan's target allocation, the expected rate of return is determined to be 4.0%.

                                GREATBATCH, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited
--------------------------------------------------------------------------------

     The weighted average asset allocation was as follows:

    Asset Category:       Target        Actual
                        ----------- ---------------
   Bonds                    60%           52%
   Equity                   25%           32%
   Other                    15%           16%
                        ----------- ---------------

                           100%          100%
                        =========== ===============

     This allocation is consistent with the Company's goal of diversifying the pension plans assets in order to preserve capital while achieving investment results that will contribute to the proper funding of pension obligations and cash flow requirements.

     Estimated benefit payments over the next ten years are as follows (in thousands):

     Estimated benefit payments over the next ten years are as follows (in thousands):

                           Remainder 2008     $   1,060
                                     2009         1,068
                                     2010           958
                                     2011         1,030
                                     2012         1,145
                                  2013-2017       6,292

9.   FAIR VALUE MEASUREMENTS

     Beginning in fiscal year 2008, the Company adopted the provisions of SFAS No. 157, Fair Value Measurements for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value on a recurring basis (at least annually). Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e. the "exit price") in an orderly transaction between market participants at the measurement date.

     SFAS No. 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company's assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

     Level 1 -- Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

     Level 2 -- Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

                                GREATBATCH, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited
--------------------------------------------------------------------------------

     Level 3--Valuations based on inputs that are unobservable and significant to the overall fair value measurement. The degree of judgment exercised in determining fair value is greatest for instruments categorized in Level 3.

     The availability of observable inputs can vary from asset/liability to asset/liability and is affected by a wide variety of factors, including, the type of asset/liability, whether the asset/liability is established in the marketplace, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

     Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, assumptions are required to reflect those that market participants would use in pricing the asset or liability at the measurement date.

     Valuation Techniques

     Short-term investments available for sale - The fair value of short-term investments available for sale is obtained from an independent pricing service that utilizes multidimensional relational models with observable market data inputs to estimate fair value. These observable market data inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers and reference data. The Company's short-term investments available for sale are categorized in Level 2 of the fair value hierarchy.

     Interest rate swap - The fair value of our interest rate swap is obtained from an independent pricing service that utilizes cash flow models with observable market data inputs to estimate fair value. These observable market data inputs include LIBOR and swap rates. The Company's interest rate swap is categorized in Level 2 of the fair value hierarchy.

     The following table provides information regarding financial assets and liabilities measured at fair value on a recurring basis (in thousands):

                                         Fair value measurements at reporting date using
                                      ----------------------------------------------------
                                       Quoted prices
                                         in active                           Significant
                                        markets for     Significant other    unobservable
                        At March 28,  identical assets  observable inputs      inputs
     Description           2008           (Level 1)        (Level 2)          (Level 3)
------------------------------------- ---------------- ------------------ ----------------
Assets
Short-term investments
  available for sale     $    6,455    $           -    $      6,455           $         -
Liabilities
Interest rate swap       $     (710)   $           -    $       (710)          $         -

     As of March 28, 2008, the Company did not have any nonfinancial assets and liabilities that are recognized or disclosed at fair value on a recurring basis.

                                GREATBATCH, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited
--------------------------------------------------------------------------------

10.  STOCK-BASED COMPENSATION

     Under SFAS No. 123(R) the Company records compensation costs related to all stock-based awards. Compensation costs related to share-based payments for the three months ended March 28, 2008 totaled $1.9 million, $1.2 million net of tax, or $0.06 per diluted share. This compares to $1.7 million, $1.1 million net of tax, or $0.04 per diluted share for the three months ended March 30, 2007.

     The following table summarizes stock option activity related to the Company's stock-based incentive plans:

                                                                   Weighted
                                                                    average
                                                      Weighted     remaining    Aggregate
                                                      average     contractual   intrinsic
                                     Number of        exercise       life       value(1)
                                    stock options      price      (in years)   (in millions)
                                   ----------------- ----------- ------------- -------------

Outstanding at December 28, 2007          1,744,022   $    25.04
     Granted                                424,715        20.15
     Exercised                                    -            -
     Forfeited or Expired                    (1,732)       24.28
                                   -----------------

Outstanding at March 28, 2008             2,167,005   $    24.08           7.5   $       0.4
                                   ================= =========== ============= =============
Exercisable at March 28, 2008             1,097,850   $    25.07           6.1   $       0.4
                                   ================= =========== ============= =============

(1) Intrinsic value is calculated for in-the-money options (exercise price less than market price) outstanding and/or exercisable as the difference between the market price of our common shares as of March 28, 2008 ($18.79) and the weighted average exercise price of the underlying options, multiplied by the number of options outstanding and/or exercisable.

     The weighted-average fair value and assumptions used to value options granted are as follows:

                                           Three months ended
                                     ------------------------------
                                        March 28,      March 30,
                                          2008            2007
                                     --------------- --------------
Weighted-average fair value           $        7.93   $      10.33
Risk-free interest rate                        2.91%          4.48%
Expected volatility                              40%            39%
Expected life (in years)                          5              5
Expected dividend yield                           0%             0%

                                GREATBATCH, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited
--------------------------------------------------------------------------------

     The following table summarizes restricted stock and restricted stock unit activity related to the Company's plans:

                                                     Weighted average
                                        Activity        fair value
                                     --------------- -----------------

Nonvested at December 28, 2007              282,134   $          24.96
  Shares granted                            139,289              20.06
  Shares vested                             (94,221)             23.72
  Shares forfeited                                -                  -
                                     ---------------

Nonvested at March 28, 2008                 327,202   $          23.23
                                     ===============

11.  OTHER OPERATING EXPENSE

     The following were recorded in other operating expense, net in the Company's Condensed Consolidated Statements of Operations and Comprehensive Income (in thousands):

                                                           Three months ended
                                                    ------------------------------
                                                       March 28,      March 30,
                                                          2008           2007
                                                    ------------------------------
(a) Carson City facility shutdown and Tijuana
    facility consolidation No. 1                     $            -  $        386
(b) Columbia facility shutdown, Tijuana facility
    consolidation No. 2 and RD&E consolidation                  224         1,303
(c) Electrochem expansion                                       106           137
(d) Integration and severance costs                             660             -
(e) Asset dispositions and other                                 38          (293)
                                                    --------------- --------------
                                                     $        1,028  $      1,533
                                                    =============== ==============

   (a) Carson City Facility shutdown and Tijuana Facility consolidation No. 1. On March 7, 2005, the Company announced its intent to close the Carson City, NV facility ("Carson City Facility") and consolidate the work performed at that facility into the Tijuana, Mexico facility ("Tijuana Facility consolidation No. 1").

   This consolidation project was completed in the third quarter of 2007. The total cost for this consolidation was $7.5 million, which was above the original estimates, as the Company delayed the closing of this facility in order to accommodate a customer's regulatory approval. The major categories of costs include the following:

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

     Accrued liabilities related to the Carson City Facility shutdown are comprised of the following (in thousands):

                               Severance and     Accelerated      Other         Total
                                  retention       depreciation
                             ------------------ -------------- ------------ -------------
Balance, December 29, 2006     $         1,157   $           -  $        -   $     1,157
Restructuring charges                       85               -          26           111
Cash payments                           (1,092)              -         (26)       (1,118)
Write-offs                                   -               -           -             -
                             ------------------ -------------- ------------ -------------
Balance, December 28, 2007     $           150   $           -  $        -   $       150

Restructuring charges                        -               -           -             -
Cash payments                              (65)              -           -           (65)
                             ------------------ -------------- ------------ -------------
Balance, March 28, 2008        $            85   $           -  $        -   $        85
                             ================== ============== ============ =============

Accrued liabilities related to the Tijuana Facility consolidation No. 1 are comprised of the following (in thousands):

                                   Production        Relocation    Personnel     Other       Total
                                 inefficiencies and    and moving
                                    revalidation
                                ------------------- -------------- ----------- ---------- -------------
Balance, December 29, 2006        $              -    $          -  $        -  $       -   $        -
Restructuring charges                          220               -           -          -          220
Cash payments                                 (220)              -           -          -         (220)
                                ------------------- -------------- ----------- ---------- -------------
Balance, December 28, 2007        $              -    $          -  $        -  $       -   $        -

Restructuring charges                            -               -           -          -            -
Cash payments                                    -               -           -          -            -
                                ------------------- -------------- ----------- ---------- -------------
Balance, March 28, 2008           $              -    $          -  $        -  $       -   $        -
                                =================== ============== =========== ========== =============

                                GREATBATCH, INC.
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con't) - Unaudited
--------------------------------------------------------------------------------


     (b) Columbia Facility shutdown, Tijuana Facility consolidation No. 2 and RD&E consolidation. On November 16, 2005, the Company announced its intent to close both the Columbia, MD facility ("Columbia Facility") and the Fremont, CA Advanced Research Laboratory ("ARL"). The Company also announced that the manufacturing operations at the Columbia Facility will be moved into the Tijuana Facility ("Tijuana Facility consolidation No. 2") and that the research, development and engineering ("RD&E") and product development functions at the Columbia Facility and at ARL will relocate to the Technology Center in Clarence, NY.

     The total estimated cost for this facility consolidation plan is anticipated to be between $11.6 million and $12.1 million of which $10.8 million has been incurred through March 28, 2008. The ARL move and closure portion of this consolidation project is complete. The Company expects to incur the remaining cost for the other portions of the consolidation project over the next two quarters through September 2008.

     The major categories of costs include the following:

o Costs related to the shutdown of the Columbia Facility and ARL and the move and consolidation of the RD&E functions to Clarence, NY:

     a. Severance and retention - $3.8 to $4.0 million;

     b. Personnel (including travel, training and duplicate wages) - $1.6 million;

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

                                GREATBATCH, INC.
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con't) - Unaudited
--------------------------------------------------------------------------------

Accrued liabilities related to the Columbia Facility and ARL shutdowns and the RD&E consolidation are comprised of the following (in thousands):

                                                          Accelerated
                           Severance and                 depreciation /
                              retention    Personnel    asset write-offs    Other       Total
                           -------------- ----------- ------------------ ----------- ------------
Balance, December 29, 2006  $      1,747   $       -   $               -  $       -   $    1,747
Restructuring charges              1,320         574                   -         18        1,912
Cash payments                     (1,367)       (574)                  -        (18)      (1,959)
Write-offs                             -           -                   -          -            -
                           -------------- ----------- ------------------ ----------- ------------
Balance, December 28, 2007  $      1,700   $       -   $               -  $       -   $    1,700

Restructuring charges                107          91                   -         10          208
Cash payments                       (642)        (91)                  -        (10)        (743)
Write-offs                             -           -                   -          -            -
                           -------------- ----------- ------------------ ----------- ------------
Balance, March 28, 2008     $      1,165   $       -   $               -  $       -   $    1,165
                           ============== =========== ================== =========== ============

   Accrued liabilities related to Tijuana Facility consolidation No. 2 are comprised of the following (in thousands):

                              Production
                            inefficiencies   Relocation and
                            and revalidation      moving        Personnel        Other          Total
                           ----------------- ---------------- -------------- -------------- --------------
Balance, December 29, 2006   $            -   $            -   $          -   $          -   $          -
Restructuring charges                   817                6          1,098            533          2,454
Cash payments                          (817)              (6)        (1,098)          (533)        (2,454)
                           ----------------- ---------------- -------------- -------------- --------------
Balance, December 28, 2007   $            -   $            -   $          -   $          -   $          -

Restructuring charges                     -                -              -             16             16
Cash payments                             -                -              -            (16)           (16)
                           ----------------- ---------------- -------------- -------------- --------------
Balance, March 28, 2008      $            -   $            -   $          -   $          -   $          -
                           ================= ================ ============== ============== ==============

     (c) Electrochem Solutions, Inc. expansion. In February 2007, the Company announced that it will close its current manufacturing facility in Canton, MA and construct a new 80,000 square foot replacement facility in Raynham, MA. The expected completion of this $28 million expansion project is in the fourth quarter of 2008. The total expense to be recognized for this relocation is estimated to be $3.4 million to $3.8 million, of which $0.6 million has been incurred through March 28, 2008 ($0.1 million in the first quarter of 2008) and primarily related to accelerated depreciation. Costs related to this move are included in the Electrochem business segment and include the following:

     o    Production inefficiencies and revalidation - $0.9 million;
     o    Moving and facility closure - $1.3 million to $1.5 million;
     o    Accelerated depreciation - $0.7 million; and
     o    Other - $0.5 million to $0.7 million.

                                GREATBATCH, INC.
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con't) - Unaudited
--------------------------------------------------------------------------------

     (d) Integration and severance costs. During the first quarter of 2008, the Company incurred $0.7 million of integration and severance costs related to its acquisitions in 2007 and 2008. This included the consolidation of various general and administrative functions, as well as the conversion of information technology platforms to one ERP system. The primary costs incurred associated with these integration efforts are travel, consulting, personnel and severance and retention in connection with workforce reductions. The Company expects to continue to incur these costs for the remainder of 2008 and into the first half of 2009 at a quarterly rate that exceeds the current quarter amount.

     (e) Asset dispositions and other. During the first quarter of 2008, the Company had various asset dispositions. During the first quarter of 2007, the Company received $0.3 million of insurance proceeds related to equipment damaged during transportation to the Tijuana Facility in the second quarter of 2006.

12.  INCOME TAXES

     During the first quarter of 2008, the balance of unrecognized tax benefits decreased approximately $0.5 million as a result of a favorable settlement with a state taxing authority. The settlement results in a cash refund of approximately $0.3 million, including interest. The tax portion is recognized in the quarterly effective tax rate while the interest income is included as part of pre-tax income. As of March 28, 2008, approximately $0.3 million of unrecognized tax benefits would impact goodwill if recognized. Of the remaining approximately $0.8 million of unrecognized tax benefits, approximately $0.6 million would favorably impact the effective tax rate (net of federal benefit on state issues), if recognized. We are still analyzing the impact of Financial Accounting Standards Board ("FASB") Interpretation No. 48 Accounting for Uncertainty in Income Taxes, an Interpretation of FASB SFAS No. 109, with respect to the 2008 acquisitions. The Company anticipates that the total unrecognized tax benefits could significantly change within the next twelve months due to the settlement of audits/appeals currently in process, however, quantification of an estimated range cannot be made at this time.

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

                                GREATBATCH, INC.
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con't) - Unaudited
--------------------------------------------------------------------------------

     On June 12, 2006, Enpath was named as defendant in a patent infringement action filed by Pressure Products Medical Supplies, Inc. and venued in the US District Court in the Eastern District of Texas. On October 2, 2006, Enpath was officially served. Enpath has filed an answer denying liability and has filed counterclaims against the plaintiff alleging antitrust violations and patent misuse. The plaintiff has alleged that Enpath's FlowGuard(TM) valved introducer, which has been on the market for more than three years, infringes claims in the plaintiff's patents and is seeking damages and injunctive relief. Enpath believes that the plaintiff's claims are without merit and intends to pursue its defenses vigorously. Revenues from products sold that include the FlowGuard valved introducer were approximately $3.0 million, $2.0 million and $1.5 million for 2007, 2006 and 2005, respectively. The lawsuit is expected to go to trial during the second quarter of 2008, but it is not possible to predict the outcome of this litigation at this time, including whether it will affect the Company's ability to sell its FlowGuard products, or to estimate the amount or range of potential loss.

     Product Warranties - The Company generally warrants that its products will meet customer specifications and will be free from defects in materials and workmanship. The Company accrues its estimated exposure to warranty claims based upon recent historical experience and other specific information as it becomes available.

     The change in aggregate product warranty liability for the quarter ended March 28, 2008 is as follows (in thousands):

Beginning balance at December 28, 2007       $         1,454
Warranty reserves acquired                               142
Additions to warranty reserve                            146
Warranty claims paid                                    (539)
                                           ------------------
Ending balance at March 28, 2008             $         1,203
                                           ==================

     Purchase Commitments - Contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase orders are normally based on our current manufacturing needs and are fulfilled by our vendors within short time horizons. We enter into blanket orders with vendors that have preferred pricing and terms, however these orders are normally cancelable by us without penalty. As of March 28, 2008, the total contractual obligation related to such expenditures is approximately $28.7 million and primarily relate to the construction of our new Electrochem manufacturing facility and the expansion of our corporate headquarters as material purchase commitments. These commitments will be financed by existing cash, short-term investments or cash generated from operations. We also enter into contracts for outsourced services; however, the obligations under these contracts were not significant and the contracts generally contain clauses allowing for cancellation without significant penalty.

     Operating Leases - The Company is a party to various operating lease agreements for buildings, equipment and software. Minimum future annual operating lease payments are $1.9 million for the remainder of 2008; $1.9 million in 2009; $1.4 million in 2010; $1.3 million in 2011; $1.4 million in 2012 and $3.4 million thereafter. The Company primarily leases buildings, which accounts for the majority of the future lease payments.

                                GREATBATCH, INC.
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con't) - Unaudited
--------------------------------------------------------------------------------

     Foreign Currency Contract - In December 2007, the Company entered into a forward contract to purchase 80,000,000 CHF, at an exchange rate of 1.1389 CHF per one U.S. dollar, in order to partially fund the purchase price of Precimed, which was payable in Swiss Francs. In January 2008, the Company entered into an additional forward contract to purchase 20,000,000 CHF at an exchange rate of 1.1156 per one U.S. dollar. The Company entered into a similar foreign exchange contract in January 2008 in order to fund the purchase price of the Chaumont Facility, which was payable in Euros. The net result of the above contracts, which were settled upon the funding of the respective acquisitions, was a gain of $2.4 million, $1.6 million of which was recorded in 2008 as Other Income, Net.

14.  EARNINGS PER SHARE

     The following table reflects the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                                Three months ended
                                                           ------------------------------
                                                             March 28,       March 30,
                                                                2008           2007
                                                           -------------- ---------------
Numerator for basic earnings per share:
Net income (loss)                                            $    (3,374)   $      10,669
Effect of dilutive securities:
Interest expense on convertible notes and related deferred
 financing fees, net of tax                                            -              727
                                                           -------------- ---------------
Numerator for diluted earnings (loss) per share              $    (3,374)   $      11,396
                                                           ============== ===============

Denominator for basic earnings (loss) per share:
Weighted average shares outstanding                               22,386           22,014
Effect of dilutive securities:
Convertible subordinated notes                                         -            4,219
Stock options and unvested restricted stock                            -              237
                                                           -------------- ---------------
Dilutive potential common shares                                       -            4,456
                                                           -------------- ---------------
Denominator for diluted earnings per share                        22,386           26,470
                                                           ============== ===============

Basic earnings (loss) per share                              $     (0.15)   $        0.48
                                                           ============== ===============
Diluted earnings (loss) per share                            $     (0.15)   $        0.43
                                                           ============== ===============


     The diluted weighted average share calculations do not include 2,218,000 and 787,000 of time based stock options and restricted stock for the 2008 and 2007 periods, respectively, as they are not dilutive to the earnings per share calculations. The diluted weighted average share calculations for 2008 and 2007 also do not include 276,000 shares and 204,000 shares, respectively, of performance based stock options and restricted stock units as the performance criteria for those awards had not been met. The diluted weighted average share calculation for 2008 excludes the effect of 1,296,000 shares related to the Company's outstanding contingent convertible notes.

                                GREATBATCH, INC.
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con't) - Unaudited
--------------------------------------------------------------------------------

15.  COMPREHENSIVE INCOME

     The Company's comprehensive income as reported in the Condensed Consolidated Statements of Operations and Comprehensive Income includes net income (loss), foreign currency translations gains (losses), unrealized loss on its interest rate swap and the net unrealized gain (loss) on short-term investments available for sale, adjusted for any realized gains/losses.

     The Company translates all assets and liabilities of the foreign operations of Precimed and the Chaumont Facility acquired in 2008 at the period-end exchange rate and translates sales and expenses at the average exchange rates in effect during the period. The net effect of these translation adjustments is recorded in the condensed consolidated financial statements as comprehensive income (loss). The aggregate translation adjustment for the first quarter of 2008 was $7.2 million. Translation adjustments are not adjusted for income taxes as they relate to permanent investments in the Company's foreign subsidiaries. Net foreign currency transaction gains and losses included in Other Income, Net amounted to a loss of $0.3 million during the first quarter of 2008.

     The Company has designated its interest rate swap - see Note 7 - as a cash flow hedge under SFAS No. 133. Accordingly, the effective portion of any change in the fair value of the swap is recorded in comprehensive income
     (loss), net of tax. The net unrealized loss on the Company's interest rate swap recorded in comprehensive income was $0.5 million for the first quarter of 2008 and is reported net of a deferred income tax benefit of $0.2 million.

     The net unrealized gain (loss) on short-term investments available for sale
     - see Note 4 - of $0.04 million and ($0.2 million) is reported in the condensed consolidated financial statements net of a deferred tax expense of $0.02 million and benefit of $0.1 million for the three month period of 2008 and 2007, respectively.

16.  BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

     The Company operates its business in two reportable segments - Implantable Medical Components ("IMC") and Electrochem. The IMC segment includes sales of Cardiac Rhythm Management ("CRM") and Neurostimulation products which include the design and manufacturing of batteries, capacitors, filtered feedthroughs, engineered components and enclosures used in Implantable Medical Devices ("IMDs"). Additionally, the Company offers value-added assembly and design engineering services for products that incorporate IMD components. With the acquisitions of Precimed and the Chaumont Facility in the first quarter of 2008 and Enpath (2nd Qtr.) and Quan Emerteq (4th Qtr.) in 2007, the IMC business now includes revenue from the design, development and manufacturing of instrumentation for hip and knee replacement, trauma and spine as well as hip and shoulder implants and revenue from the design, development and manufacturing of introducers, catheters, implantable stimulation leads and microcomponents.

     The Electrochem segment includes revenue from the Company's wholly-owned subsidiary Electrochem Solutions, Inc. Electrochem designs and manufactures high performance batteries and battery packs for use in the oil and gas exploration, pipeline inspection, telematics, oceanography equipment, seismic, communication, military and aerospace applications. With the acquisitions of EAC and IntelliSensing in the fourth quarter of 2007, the Electrochem business includes revenue from the design and manufacturing of rechargeable battery and wireless sensor systems.

                                GREATBATCH, INC.
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con't) - Unaudited
--------------------------------------------------------------------------------

     The Company defines segment income from operations as sales less cost of sales including amortization and expenses attributable to segment-specific selling, general and administrative, research, development and engineering expenses, and other operating expenses. Segment income also includes a portion of non-segment specific selling, general and administrative, and research, development and engineering expenses based on allocations appropriate to the expense categories. The remaining unallocated operating expenses are primarily corporate headquarters and administrative function expenses. The unallocated operating expenses along with other income and expense are not allocated to reportable segments. Transactions between the two segments are not significant. The 2008 results for the IMC segment include $6.4 million and $2.2 million of inventory step-up amortization and IPR&D expense, respectively, related to the 2007 and 2008 acquisitions.

     An analysis and reconciliation of the Company's business segment information to the respective information in the condensed consolidated financial statements is as follows (in thousands):

                                                       Three months ended
                                                ----------------------------------
                                                   March 28,        March 30,
Sales:                                               2008              2007
                                                --------------- ------------------
   IMC
     ICD batteries                                $     10,023    $        11,651
     Pacemaker and other batteries                       5,598              5,845
     ICD capacitors                                      6,498              8,514
     Feedthroughs                                       16,312             18,393
     Introducers, catheters and leads                   16,522                  -
     Orthopedic                                         27,786                  -
     Enclosures                                          5,128              5,706
     Other medical                                      14,650             15,087
                                                --------------- ------------------
  Total IMC                                            102,517             65,196
  Electrochem                                           19,637             11,664
                                                --------------- ------------------
  Total sales                                     $    122,154    $        76,860
                                                =============== ==================

Segment income (loss) from operations:
  IMC                                             $     (1,223)   $        11,691
  Electrochem                                            2,276              2,722
                                                --------------- ------------------
  Total segment income from operations                   1,053             14,413
  Unallocated operating expenses                        (5,193)            (3,807)
                                                --------------- ------------------
  Operating income (loss) as reported                   (4,140)            10,606
  Unallocated other income (expense)                    (1,578)             5,201
                                                --------------- ------------------
  Income (loss) before provision (benefit)
   for income taxes as reported                   $     (5,718)   $        15,807
                                                =============== ==================

                                GREATBATCH, INC.
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con't) - Unaudited
--------------------------------------------------------------------------------

     Sales by geographic area are presented in the following table by allocating sales from external customers based on where the products are shipped to (in thousands):

                                          Three months ended
                                   --------------------------------
                                      March 28,        March 30,
                                         2008            2007
                                   ---------------- ---------------
Sales by geographic area:
  United States                     $        63,171   $      37,686
  Non-Domestic locations:
   United Kingdom                            15,394          17,712
   France                                    13,499           2,710
   Puerto Rico                               12,499           7,139
   All other                                 17,591          11,613
                                   ---------------- ---------------
  Consolidated sales                $       122,154   $      76,860
                                   ================ ===============

     Long-lived tangible assets by geographic area are as follows:

                                                   As of
                                     ---------------------------------
                                        March 28,       December 28,
                                           2008             2007
                                     ---------------- ----------------
Long-lived tangible assets:
  United States                       $       123,312  $       111,364
  Non-Domestic locations                       49,251           18,873
                                     ---------------- ----------------
  Consolidated long-lived assets      $       172,563  $       130,237
                                     ================ ================

   Four customers accounted for a significant portion of the Company's sales as follows:

                          Three months ended
                   ---------------------------------
                      March 28,        March 30,
                        2008             2007
                   --------------- -----------------

Customer A               18%              27%
Customer B               14%              14%
Customer C               13%              28%
Customer D               10%              0%
                   --------------- -----------------
Total                    55%              69%
                   =============== =================

                                GREATBATCH, INC.
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con't) - Unaudited
--------------------------------------------------------------------------------

17.  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS


     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, and requires entities to provide enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair values and amounts of gains and losses on derivative contracts, and disclosures about credit-risk-related contingent features in derivative agreements. The Company is still evaluating the impact of SFAS No. 161 on its consolidated financial statements which will be effective beginning in fiscal year 2009.

     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. This Statement replaces FASB Statement No. 141, Business Combinations but retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations. This Statement also retains the guidance in SFAS No. 141 for identifying and recognizing intangible assets separately from goodwill. However, SFAS No. 141(R) significantly changed the accounting for business combinations with regards to the number of assets and liabilities assumed that are to be measured at fair value, the accounting for contingent consideration and acquired contingencies as well as the accounting for direct acquisition costs and IPR&D. SFAS No. 141(R) is effective for acquisitions consummated beginning in fiscal year 2009 and will materially impact the Company's consolidated financial statements if an acquisition is consummated after the date of adoption.

     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51. This Statement amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The Company is still evaluating the impact of SFAS No. 160 on its consolidated financial statements, which is effective beginning in fiscal year 2009.

     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value while applying generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions based on market data obtained from independent sources and (2) the reporting entity's own assumptions developed based on unobservable inputs. In February 2008, the FASB issued FSP FAS 157-b--Effective Date of FASB Statement No. 157. This FSP (1) partially defers the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities and (2) removes certain leasing transactions from the scope of SFAS No. 157. The provisions of SFAS No. 157 applicable to the Company beginning in fiscal year 2008 did not have a material effect on its consolidated financial statements. The Company is still evaluating what impact the provisions of SFAS No. 157 that were deferred will have on its consolidated financial statements, which are effective beginning in fiscal year 2009.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


Our Business
------------

Greatbatch, Inc. is a leading developer and manufacturer of critical products used in medical devices for the cardiac rhythm management, neurostimulation, vascular, orthopedic and interventional radiology markets. Additionally, Greatbatch, Inc. is a leader in the design, manufacture and distribution of electrochemical cells, battery packs and wireless sensors for demanding applications such as oil and gas exploration, pipeline inspection, military, asset tracking, oceanography, external medical and seismic surveying. When used in this report, the terms "we," "us," "our" and the "Company" mean Greatbatch, Inc. and its subsidiaries. We believe that our proprietary technology, close customer relationships, multiple product offerings, market leadership and dedication to quality provide us with competitive advantages and create a barrier to entry for potential market entrants.

We operate our business in two reportable segments - Implantable Medical Components ("IMC") and Electrochem Solutions ("Electrochem"). The IMC segment includes sales of Cardiac Rhythm Management ("CRM") and Neurostimulation products which include the design and manufacturing of batteries, capacitors, filtered feedthroughs, engineered components and enclosures used in Implantable Medical Devices ("IMDs"). Additionally, the Company offers value-added assembly and design engineering services for products that incorporate IMD components. With the acquisitions of Precimed and the Chaumont Facility in the first quarter of 2008 and Enpath Medical (2nd Qtr.) and Quan Emerteq (4th Qtr.) in 2007, the IMC business now includes revenue from the design, development and manufacturing of instrumentation for hip and knee replacement, trauma and spine as well as hip and shoulder implants and revenue from the design, development and manufacturing of introducers, catheters, implantable stimulation leads and microcomponents.

The Electrochem segment includes revenue from our wholly-owned subsidiary, Electrochem Solutions, Inc. Electrochem designs and manufactures high performance batteries and battery packs for use in the oil and gas exploration, pipeline inspection, telematics, oceanography equipment, seismic, communication, military and aerospace applications. With the acquisitions of EAC and IntelliSensing in the fourth quarter of 2007, the Electrochem business includes revenue from the design and manufacturing of rechargeable battery and wireless sensor systems.

Our Customers
-------------

Our IMC customers include leading Original Equipment Manufacturers ("OEM"), in alphabetical order here and throughout this report, such as Biotronik, Boston Scientific, Johnson & Johnson, Medtronic, the Sorin Group, Smith & Nephew, St. Jude Medical and Zimmer Holdings, Inc. The nature and extent of our selling relationships with each IMC customer are different in terms of breadth of component products purchased, purchased product volumes, length of contractual commitment, ordering patterns, inventory management and selling prices. During 2007 and in the first quarter of 2008, we completed seven acquisitions consistent with our strategic objective to diversify our customer base and market concentration. During the first quarter of 2008, Boston Scientific, Johnson & Johnson, Medtronic and St. Jude Medical, collectively accounted for 55% of our total sales, compared to 69% for the first quarter of 2007. Additionally, for the first quarter of 2008 revenue from the CRM market was below 50% compared to approximately 85% for the same period in 2007.

We have entered into long-term supply agreements with some of our customers. Our previous agreement with Boston Scientific, pursuant to which Boston Scientific purchased filtered feedthroughs, expired March 31, 2008. We are negotiating a follow-on agreement with targeted completion during the second quarter of 2008. Purchases and shipments of filtered feedthroughs continue during contract negotiations.

Our Electrochem customers are companies involved in the oil and gas exploration, pipeline inspection, telematics, oceanography equipment, seismic, communication, military and aerospace markets including Halliburton Company, Weatherford International, General Electric and PathFinder Energy Services.

Our CEO's View
--------------

Twelve months ago we initiated our gap fill acquisition strategy into higher growth markets. We successfully completed seven acquisitions that diversified Greatbatch's revenue base and significantly expanded our product offerings to customers. First quarter sales of $122 million, with CRM market concentration below 50%, is clear evidence of accomplishing one of the prime objectives of our long-term strategy.

We are focused on steadily improving operating profitability across Greatbatch to drive value for our shareholders. This is a straight forward process of consolidation, integration and optimization that we have successfully implemented within Greatbatch over the last three years. We will leverage this experience together with the expertise from the acquired companies to drive core operating profitability improvement in the combined businesses. We have organized our improvement plans into a series of major initiatives and we are aggressively pursuing them. I am pleased the acquisitions have generated more opportunities than originally contemplated and we are confident in our ability to deliver the projected financial performance for 2008.

Product Development
-------------------

Currently, we are developing a series of new products for customer applications in the CRM/neurostimulation, Therapy Delivery, Orthopedics and commercial power markets. Some of the key development initiatives include:

1.    Continue the evolution of our Q series high rate ICD batteries;
2.    Continue development of MRI compatible product lines;
3.    Integrating Biomimetic coating technology with therapy delivery devices;
4.    Complete design of next generation steerable catheters;
5.    Further minimally invasive surgical techniques for orthopedics industry;
6.    Develop disposable instrumentation;
7.    Provide wireless sensing solutions to Electrochem customers; and
8.    Develop a charging platform for commercial secondary offering;

Approximately $2.3 million of the BIOMEC, Inc. ("BIOMEC") acquisition purchase price was allocated to the estimated fair value of acquired in-process research and development ("IPR&D") projects that had not yet reached technological feasibility and had no alternative future use as of the acquisition date. The value assigned to IPR&D relates to projects that incorporate BIOMEC's novel-polymer coating (biomimetic) technology that mimics the surface of endothelial cells of blood vessels. The estimated fair value of these projects was determined using a discounted cash flow model. This model utilized discount rates that took into consideration the stage of completion and the risks surrounding the successful development and commercialization of each of the IPR&D projects of approximately 40% which is consistent with these projects being in the early development stage. We expect various products that utilize the biomimetic coatings technology to be commercially launched by OEMs in 2009 once Food and Drug Administration ("FDA") approval is received. With BIOMEC, we acquired grants that will fund the remaining development costs for these products. There were no significant changes from our original estimates with regards to these projects during the first quarter of 2008.

Approximately $13.8 million of the Enpath acquisition purchase price was allocated to the estimated fair value of acquired IPR&D projects that had not yet reached technological feasibility and had no alternative future use. These projects primarily represent the next generation of products already being sold by Enpath which incorporate new enhancements and customer modifications. We expect to commercially launch various introducer products in 2008 and 2009 and various catheter products in 2009 which will replace existing products. For purposes of valuing the acquired IPR&D, we estimated total costs to complete the introducer projects to be approximately $0.3 million and $0.5 million to complete the catheter projects. If we are not successful in completing these projects on a timely basis, our future sales from introducers and catheters may be adversely affected resulting in erosion of our market share. There were no significant changes from our original estimates with regards to these projects during the first quarter of 2008.

Approximately $2.2 million of the Precimed acquisition purchase price was allocated to the preliminary estimated fair value of acquired IPR&D projects that had not yet reached technological feasibility and had no alternative future use. The value assigned to IPR&D related to Reamer, Instrument Kit, Locking Plate and Cutting Guide projects. These projects primarily represent the next generation of products already being sold by Precimed which incorporate new enhancements and customer modifications. We expect to commercially launch these products in 2008 and 2009 which will replace existing products. For purposes of valuing the IPR&D, we estimated total costs to complete the projects to be approximately $0.2 million. If we are not successful in completing these projects on a timely basis, future sales may be adversely affected resulting in erosion of our market share.

Cost Savings and Consolidation Efforts
--------------------------------------

During 2005, we initiated several significant cost savings and consolidation efforts, the implementation of which continued during 2006, 2007 and the first three months of 2008.

Carson City Facility shutdown and Tijuana Facility consolidation No. 1. On March 7, 2005, we announced our intent to close the Carson City, NV facility ("Carson City Facility") and consolidate the work performed at our Carson City Facility into our Tijuana, Mexico facility ("Tijuana Facility consolidation No. 1").

We completed this closure in the third quarter of 2007. The total cost for this consolidation was $7.5 million, which was above the original estimates, as we delayed the closing of this facility in order to accommodate a customer's regulatory approval. The major categories of costs include the following:

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

All categories of costs are considered to be cash expenditures, except accelerated depreciation. We anticipate annual cost savings in the range of $2.5 million to $3.1 million. The expenses for the Carson City Facility shutdown and the Tijuana Facility consolidation No. 1 are included in the IMC segment.

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

The total revised estimated cost for this facility consolidation plan is anticipated to be between $11.6 million and $12.1 million. To date, we have expensed $10.8 million related to these projects and expect to incur the remaining costs over the next two quarters through September 2008, with cash payments being made through the end of 2008. All categories of costs are considered to be future cash expenditures, except for accelerated depreciation and asset write-offs.

The major categories of costs include the following:

o Costs related to the shutdown of the Columbia Facility and ARL and the move and consolidation of the RD&E functions to Clarence, NY:
     a.   Severance and retention - $3.8 to $4.0 million;
     b. Personnel (including travel, training and duplicate wages) - $1.6 million;
     c.   Accelerated depreciation/asset write-offs - $0.5 million; and
     d.   Other - $0.4 to $0.5 million.

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

Electrochem expansion. In February 2007, we announced that we will close our manufacturing facility in Canton, MA and construct a new 80,000 square foot facility in Raynham, MA. The expected completion of this $28 million expansion project is the fourth quarter of 2008. The total expense to be recognized for this relocation is estimated to be $3.4 million to $3.8 million of which $0.6 million has been incurred through March 28, 2008 ($0.1 million in the first quarter of 2008), which were primarily non-cash items. Costs related to this move are included in the Electrochem business segment.

Integration and severance costs. During the first quarter of 2008, we incurred $0.7 million of integration and severance costs related to our acquisitions in 2007 and 2008. This included the consolidation of various general and administrative functions, as well as the conversion of information technology platforms to one ERP system. The primary costs incurred associated with these integration efforts are travel, consulting, personnel and severance and retention in connection with workforce reductions. We expect to continue to incur these costs for the remainder of 2008 and into the first half of 2009 at a quarterly run rate that exceeds the amount for the current quarter.

Our Financial Results
---------------------

We utilize a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31st. For 52-week years, each quarter contains 13 weeks. The first quarter of 2008 and 2007 ended on March 28, and March 30, respectively. The commentary that follows should be read in conjunction with our condensed consolidated financial statements and related notes and with the Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K for the fiscal year ended December 28, 2007.

                                               Three months ended
                                             -----------------------
                                             March 28,  March 30,          $         %
In thousands, except per share data            2008        2007          Change    Change
-----------------------------------------------------------------------------------------
IMC
     ICD batteries                           $ 10,023 $      11,651       (1,628)     -14%
     Pacemaker and other batteries              5,598         5,845         (247)      -4%
     ICD capacitors                             6,498         8,514       (2,016)     -24%
     Feedthroughs                              16,312        18,393       (2,081)     -11%
     Introducers, catheters and leads          16,522             -       16,522        NA
     Orthopedic                                27,786             -       27,786        NA
     Enclosures                                 5,128         5,706         (578)     -10%
     Other medical                             14,650        15,087         (437)      -3%
                                             ---------------------------------------------
Total IMC                                     102,517        65,196       37,321       57%
Electrochem                                    19,637        11,664        7,973       68%
                                             ---------------------------------------------
Total sales                                   122,154        76,860       45,294       59%
Cost of sales - excluding amortization
of intangible assets                           93,745        47,288       46,457       98%
Cost of sales - amortization
of intangible assets                            1,710           948          762       80%
                                             ---------------------------------------------
Total Cost of Sales                            95,455        48,236       47,219       98%
Cost of sales as a % of sales                    78.1%         62.8%                 15.3%

Selling, general, and administrative
  expenses (SG&A)                              18,347        10,033        8,314       83%
SG&A as a % of sales                             15.0%         13.1%                  1.9%

Research, development and engineering
  costs, net (RD&E)                             9,224         6,452        2,772       43%
RD&E as a % of sales                              7.6%          8.4%                 -0.8%

Other operating expense, net                    3,268         1,533        1,735      113%
                                             ---------------------------------------------
Operating income (loss)                        (4,140)       10,606      (14,746)    -139%
Operating margin                                 -3.4%         13.8%                -17.2%

Interest expense                                3,431         1,144        2,287      200%
Interest income                                  (396)       (1,856)       1,460       79%
Other income, net                              (1,457)       (4,489)       3,032       68%
Provision (benefit) for income taxes           (2,344)        5,138       (7,482)    -146%
Effective tax rate                               41.0%         32.5%                  8.5%

                                             ---------------------------------------------
Net income (loss)                            $ (3,374)$      10,669 $    (14,043)    -132%
                                             =============================================
Net margin                                       -2.8%         13.9%                -16.7%
Diluted earnings (loss) per share            $  (0.15)$        0.43 $      (0.58)    -135%

Sales

IMC. The nature and extent of our selling relationship with each OEM customer is different in terms of component products purchased, selling prices, product volumes, ordering patterns and inventory management. We have pricing arrangements with our customers that at times do not specify minimum order quantities. Our visibility to customer ordering patterns is over a relatively short period of time. Our customers may have inventory management programs and alternate supply arrangements of which we are unaware. Additionally, the relative market share among the OEM manufacturers changes periodically. Consequently, these and other factors can significantly impact our sales in any given period.

Our customers may initiate field actions with respect to market-released products. These actions may include product recalls or communications with a significant number of physicians about a product or labeling issue. The scope of such actions can range from very minor issues affecting a small number of units to more significant actions. There are a number of factors, both short-term and long-term, related to these field actions that may impact our results. In the short-term, if product has to be replaced, or customer inventory levels have to be restored, this will result in increased component demand. Also, changing customer order patterns due to market share shifts or accelerated device replacements may also have a positive impact on our sales results in the near-term. These same factors may have longer-term implications as well. Customer inventory levels may ultimately have to be rebalanced to match demand.

IMC sales increased 57% for the three month period of 2008 when compared to the same period of 2007. This growth included $44.3 million of sales related to our acquisitions in 2007 and 2008. Excluding these sales, first quarter sales declined by 11% over the previous year. This decrease was primarily the result of lower revenue from coated components, feedthroughs and capacitors partially offset by higher assembly revenue.

The decrease in ICD capacitor sales was primarily the result of a customer supply issue during the first half of 2007, which has subsequently been resolved. The decrease in feedthrough sales was primarily due to customer inventory stocking in the first quarter of 2007 as well as price concessions provided to some of our larger OEM customers during the first half of 2007 in exchange for long-term commitments. The decline in coated component sales is primarily the result of a large OEM customer changing product mix due to marketplace field actions which is expected to continue for the remainder of 2008. Consistent with our strategy to increase the integration of our component products (including enclosures) into our assembly business, assembly revenues, which are included in Other IMC revenue, increased by 45% over the 2007 period.

Electrochem. Similar to IMC customers, we have pricing arrangements with our customers that many times do not specify minimum quantities. Our visibility to customer ordering patterns is over a relatively short period of time.

Electrochem sales increased 68% over the prior year first quarter. This included $7.1 million of sales from the companies acquired in 2007. On an organic basis Electrochem revenue increased by 7%. The core growth in Electrochem sales primarily came from oil and gas, pipeline inspection and military markets. Oil and gas drilling and pipeline inspection activity remains strong. Additionally, we continue to gain market share across our markets.

Cost of sales

Changes from the prior year to cost of sales as a percentage of sales were primarily due to the following:

                                                    Three months ended
                                                       March 28, 2008
                                                     -------------------
Impact of 2008 and 2007 acquisitions (a)                    7.8%
Inventory step-up amortization (b)                          5.3%
Amortization of intangible assets (c)                       0.6%
Lower volume (d)                                            1.7%
Other                                                      -0.1%
                                                     -------------------
Total percentage point change to cost of sales as a
percentage of sales                                        15.3%
                                                     ===================

(a) We completed seven acquisitions from the second quarter of 2007 to the first quarter of 2008. The acquired companies are currently operating with a higher cost of sales percentage than our legacy businesses due to higher excess capacity and less efficient operations. We are currently in the process of applying our "Lean" manufacturing processes to their operations and formalizing plans for plant consolidation in order to lower cost of sales as a percentage of sales. These initiatives, as well as increased sales volumes, are expected to help improve our cost of sales percentage over the next two years.

(b) In connection with our acquisitions in the first quarter of 2008 and fourth quarter of 2007, the value of inventory on hand was stepped-up to reflect the fair value at the time of acquisition. The inventory step-up amortization, which is recorded as cost of sales - excluding intangible amortization, was $6.4 million. As of March 28, 2008 there was no remaining inventory step up to be amortized.

(c) In connection with our acquisitions in 2008 and 2007, the value of technology and patents were recorded on the balance sheet at fair value. These intangible assets are amortized to cost of sales - amortization of intangible assets over their estimated useful lives. The 2008 quarter includes approximately $0.8 million of incremental amortization expense over the 2007 period related to the amortization of these intangible assets, which is expected to continue at current levels for the foreseeable future.

(d) This increase in cost of sales is primarily due to lower production of core IMC products (mainly capacitors and feedthroughs), which absorb a higher amount of fixed costs such as plant overhead and depreciation. In the prior year period, production volume was higher in response to increased sales and replenishment of safety stock.

We expect our cost of sales as a percentage of sales to decrease over the next several years as a result of our "Lean" initiatives and consolidation efforts, the elimination of excess capacity and the elimination of inventory step-up amortization related to the acquisitions.

SG&A expenses

Changes from the prior year to SG&A expenses were due to the following (in thousands):

                                                   Three months ended
                                                     March 28, 2008
                                                 ----------------------
Impact of 2008 and 2007 acquisitions (a)           $             5,968
Amortization (b)                                                   996
Litigation fees (c)                                                945
Director compensation (d)                                          274
Professional and consulting fees (e)                               316
Other                                                             (185)
                                                 ----------------------
    Net increase in SG&A                           $             8,314
                                                 ======================

(a) We completed seven acquisitions from the second quarter of 2007 to the first quarter of 2008. Personnel working for the acquired companies in functional areas such as Finance, Human Resources and Information Technology were the primary drivers of this increase. The remaining increase was for consulting, travel and other administrative expenses to operate these areas. We are currently in the process of consolidating our administrative operations in order to lower SG&A costs. These initiatives are expected to be implemented over the next two years.
(b) In connection with our acquisitions in 2008 and 2007, the value of customer relationships and non-compete agreements were recorded at fair value at the time of acquisition. These intangible assets are amortized to SG&A over their estimated useful lives. The 2008 quarter includes approximately $1.0 million of incremental amortization expense over the 2007 period related to the amortization of these intangible assets, which is expected to continue at current levels for the foreseeable future.
(c) Amount represents legal fees incurred in connection with the patent infringement action filed by Pressure Products Medical Supplies, Inc. against Enpath which continued to be defended during the current quarter. This lawsuit is expected to go to trial during the second quarter of 2008. Accordingly, litigation expenses are expected to continue at current levels into the third quarter of 2008. Enpath believes that the plaintiff's claims are without merit. However, it is not possible to predict the outcome of this litigation at this time, including whether it will affect our ability to sell our FlowGuard products, or to estimate the amount or range of potential loss - See Note 13.
(d) The increase in director fees is consistent with our amended director compensation plan as discussed in our 2008 proxy statement as well as an increase in the number of non-employee directors over the prior year.
(e) The increase in professional and consulting fees is due to the overall growth and increased complexity of the Company due to our recent acquisitions.

RD&E expenses

Net research, development and engineering costs are as follows (in thousands):

                                           Three months ended
                                    ---------------------------------
                                        March 28,        March 30,
                                          2008             2007
                                    ----------------- ---------------

Research and development costs        $        5,445   $       3,631
                                    ----------------- ---------------

Engineering costs                              5,912           3,131
Less cost reimbursements                      (2,133)           (310)
                                    ----------------- ---------------
Engineering costs, net                         3,779           2,821
                                    ----------------- ---------------
Total research and development and
engineering costs, net                $        9,224   $       6,452
                                    ================= ===============

The increase in total research and development and engineering costs, net for the first quarter of 2008 was primarily a result of the acquisitions in 2007 and 2008 which added $2.2 million to research and development costs and $1.3 million to engineering costs, net. We are currently finalizing plans to consolidate our research and development functions, which we should begin implementing during the second half of 2008. Reimbursement on product development projects is dependent upon the timing of the achievement of milestones and are netted against gross spending.

Other Operating Expenses

Acquired In-Process Research and Development - Approximately $2.2 million of the Precimed purchase price represents the estimated fair value of IPR&D projects acquired. These projects had not yet reached technological feasibility and had no alternative future use as of the acquisition date, thus were immediately expensed on the date of acquisition. The valuation of the IPR&D is preliminary in nature and is subject to adjustment as additional information is obtained. The valuations will be finalized within 12 months of the close of the acquisition. Any changes to the preliminary valuation may result in material adjustments to the IPR&D.

The remaining other operating expenses are comprised of the following costs (in thousands):

                                                      Three months ended
                                                 ------------------------------
                                                    March 28,      March 30,
                                                      2008            2007
                                                 --------------- --------------
(a) Carson City facility shutdown and Tijuana
    facility consolidation No. 1                  $            -   $       386
(a) Columbia facility shutdown, Tijuana facility
    consolidation No. 2 and RD&E consolidation               224         1,303
(a) Electrochem expansion                                    106           137
(a) Integration and severance costs                          660             -
(a) Asset dispositions and other                              38          (293)
                                                 --------------- --------------
                                                  $        1,028   $     1,533
                                                 =============== ==============

(a) Refer to the "Cost Savings and Consolidation Efforts" discussion for disclosure related to the timing and level of remaining expenditures for these items as of March 28, 2008.

Interest expense and interest income

Interest expense for the three month period ended March 28, 2008 is $2.3 million higher than the prior year period primarily due to the additional $80 million of 2.25% convertible notes issued at the end of the first quarter of 2007 and additional amortization of deferred fees and discounts associated with these notes and the notes exchanged during the first quarter of 2007, as well as the additional expense associated with $117 million of debt outstanding used to fund our acquisitions in 2008. Interest income for the three months ended March 28, 2008 decreased by $1.5 million in comparison to the same period of 2007 primarily due to the cash deployed in connection with our acquisitions in 2008 and 2007. We expect interest expense and income to remain comparable to the current quarter's level for the next two years.

Other income, net

Gain on foreign currency contracts - In December 2007, we entered into a forward contract to purchase 80,000,000 Swiss Francs ("CHF"), at an exchange rate of
1.1389 CHF per one U.S. dollar, in order to partially fund our acquisition of Precimed, which closed in January 2008 and was payable in Swiss Francs. In January 2008, we entered into an additional forward contract to purchase 20,000,000 CHF at an exchange rate of 1.1156 per one U.S. dollar. We entered into a similar foreign exchange contract in January 2008 in order to fund our acquisition of the Chaumont Facility, which closed in February 2008 and was payable in Euros. The net result of the above transactions was a gain of $2.4 million, $1.6 million of which was recorded in the first quarter of 2008 as Other Income, Net.

Gain on extinguishment of debt - In March 2007, we entered into separate, privately negotiated agreements to exchange $117.8 million of our original $170.0 million of 2.25% convertible subordinated notes due 2013 ("CSN I") for an equivalent principal amount of a new series of 2.25% convertible subordinated notes due 2013. The primary purpose of this transaction was to eliminate the June 15, 2010 call and put option that is included in the terms of CSN I. This exchange was accounted for as an extinguishment of debt and resulted in a net pre-tax gain of $4.5 million.

Provision for income taxes

The effective tax rate for the first quarter of 2008 was 41.0% compared to 32.5% for the 2007 first quarter. The current quarter effective tax rate includes the impact of $2.2 million of acquired IPR&D written off in connection with the Precimed acquisition which is not deductible for tax purposes as well as the favorable effect of income tax settlements with a state taxing authority as discussed in Note 12 to the condensed consolidated financial statements. Additionally, the 2008 effective tax rate is higher than 2007 due to the expiration of the federal research and development tax credit at the end of 2007. We expect our effective tax rate to be approximately 39% for 2008.

Liquidity and Capital Resources
-------------------------------

                                                      March 28,    December 28,
(Dollars in millions)                                    2008          2007
                                                    -------------- -------------

Cash and cash equivalents and short-term investments
 (a)(b)                                              $        20.8     $    40.5
Working capital (b)                                  $       132.8     $   116.8
Current ratio (b)                                          2.7:1.0       2.8:1.0

(a) Short-term investments consist of investments acquired with maturities that exceed three months and are less than one year at the time of acquisition.

(b) Cash and cash equivalents and short-term investments decreased primarily due to the cash used to acquire Precimed and the Chaumont Facility partially offset by $117.0 million of net cash received from our revolving line of credit. Our working capital and current ratio remained relatively consistent with year-end amounts.

Revolving Line of Credit

We have a senior credit facility (the "Credit Facility") consisting of a $235 million revolving credit facility, which can be increased to $335 million upon our request. The Credit Facility also contains a $15 million letter of credit subfacility and a $15 million swingline subfacility. The Credit Facility is secured by our non-realty assets including cash, accounts and notes receivable, and inventories, and has an expiration date of May 22, 2012 with a one-time option to extend to April 1, 2013 if no default has occurred. Interest rates under the Credit Facility are, at our option, based upon the current prime rate or the LIBOR rate plus a margin that varies with our leverage ratio. If interest is paid based upon the prime rate, the applicable margin is between minus 1.25% and 0.00%. If interest is paid based upon the LIBOR rate, the applicable margin is between 1.00% and 2.00%. We are required to pay a commitment fee between 0.125% and 0.250% per annum on the unused portion of the Credit Facility based on our leverage ratio.

The Credit Facility contains limitations on the incurrence of indebtedness, limitations on the incurrence of liens and licensing of intellectual property, limitations on investments and restrictions on certain payments. Except to the extent paid for by common equity of Greatbatch or paid for out of cash on hand, the Credit Facility limits the amount paid for acquisitions to $100 million. The restrictions on payments, among other things, limit repurchases of Greatbatch's stock to $60 million and limits our ability to make cash payments upon conversion of our subordinated notes. These limitations can be waived upon our request and approval of a simple majority of the lenders. Such waiver was obtained in order to fund the Precimed acquisition.

In addition, the Credit Facility requires us to maintain a ratio of adjusted EBITDA, as defined in the credit agreement, to interest expense of at least 3.00 to 1.00, and a total leverage ratio, as defined in the credit agreement, of not greater than 5.00 to 1.00 from May 22, 2007 through September 29, 2009 and not greater than 4.50 to 1.00 from September 30, 2009 and thereafter.

The Credit Facility contains customary events of default. Upon the occurrence and during the continuance of an event of default, a majority of the lenders may declare the outstanding advances and all other obligations under the Credit Facility immediately due and payable.

In connection with our acquisition of Precimed and the Chaumont Facility, we borrowed $117 million under our revolving line of credit during the first quarter of 2008. The weighted average interest rate on these borrowings as of March 28, 2008 was 5.0% which resets based upon the six-month ($87 million), three-month ($15 million) and one-month ($15 million) LIBOR rate. Based upon current capital needs in connection with the new Electrochem facility as well as the expansion of our corporate headquarters, we currently do not anticipate making principal payments on the revolving line of credit within the next twelve months.

Interest Rate Swap - During the first quarter of 2008, we entered into an $80 million notional receive floating-pay fixed interest rate swap indexed to the six-month LIBOR rate that expires on July 7, 2010. The objective of this swap is to hedge against potential changes in cash flows on $80 million of our revolving line of credit, which is indexed to the six-month LIBOR rate. No credit risk was hedged. The receive variable leg of the swap and the variable rate paid on the revolving line of credit bear the same rate of interest, excluding the credit spread, and reset and pay interest on the same dates. We intend to keep electing six-month LIBOR as the benchmark interest rate on the debt. If we repay the debt we intend to replace the hedged item with similarly indexed forecast cash flows. The pay fixed leg of the swap bears an interest rate of 3.09%, which does not include the credit spread.

As of March 28, 2008, a negative fair value adjustment on the interest rate swap of $0.5 million was recorded in accumulated other comprehensive income, net of income taxes of $0.2 million. No portion of the change in fair value of the interest rate swap during the first quarter of 2008 was considered ineffective. The amount recorded as an offset to interest expense during the first quarter of 2008 related to the interest rate swap was $0.07 million.

Operating activities

Net cash flows from operating activities for the three months ended March 28, 2008 declined slightly from the comparable period in 2007 as increased net income excluding non-cash items (i.e. depreciation, amortization, stock-based compensation, non-cash gains/losses) was more than offset by less cash flow provided by working capital accounts. The extinguishment of debt in the first quarter of 2007 resulted in a reclassification of approximately $11.3 million of current income tax liability, which was paid over the remainder of 2007. This amount was previously recorded as a non-current deferred tax liability on the balance sheet. The remaining variances can be attributed to the timing of cash receipts and payments, including those related to the companies acquired in 2007 and 2008.

Investing activities

Net cash used in investing activities of $106.9 million for the three months ended March 28, 2008 increased over the comparable period in 2007. This was primarily the result of the acquisitions of Precimed and the Chaumont Facility in 2008 which was funded with our revolving line of credit and cash on hand. The increase in property, plant and equipment purchases during the first quarter of 2008 relates to construction of our new Electrochem manufacturing facility in Raynham, MA and the expansion of our corporate headquarters initiated in the third quarter of 2007. The remaining capital expenditures for 2008 are expected to total approximately $45 million and will be paid throughout the remainder of 2008.

Financing activities

Cash flow provided by financing activities for the first quarter of 2008 was primarily related to $117.0 million of borrowings on our revolving line of credit taken in connection with the acquisition of Precimed and the Chaumont Facility. Additionally, in accordance with the purchase agreement, we repaid nearly all of the outstanding debt of Precimed on the acquisition date, which totaled $31.7 million. The 2007 first quarter includes net proceeds of $76.0 million received in connection with the issuance of 2.25% convertible subordinated notes due 2013 and $6.6 million of financing fees paid related to that transaction and the new revolving credit agreement discussed above.

Capital structure

At March 28, 2008, our capital structure consisted of $241.6 million of convertible subordinated notes, $117.0 million of debt under our revolving line of credit and 22.9 million shares of common stock outstanding. We have $20.8 million in cash, cash equivalents and short-term investments which is sufficient to meet our short-term operating cash flow needs. If necessary, we have access to $118 million under our available line of credit and are authorized to issue 100 million shares of common stock and 100 million shares of preferred stock. The market value of our outstanding common stock since our initial public offering has exceeded our book value; accordingly, we believe that if needed we can access public markets to raise additional capital.

Our capital structure allows us to support our internal growth and provides liquidity for corporate development initiatives. Our current expectation for the remainder of 2008 is that capital spending will be approximately $45.0 million.

Off-Balance Sheet Arrangements
------------------------------

We have no off-balance sheet arrangements within the meaning of Item 303(a)(4) of Regulation S-K.

Contractual Obligations

The following table summarizes our contractual obligations at March 28, 2008, and the effect such obligations are expected to have on our liquidity and cash flows in future periods, and include the impact of the Precimed and Chaumont Facility acquisitions.

                                                    Payments due by period
                                  ------------------------------------------------------------
CONTRACTUAL OBLIGATIONS                      Remainder
                                    Total      of 2008     2009-2010    2011-2012  After 2012
-------------------------------------------- ----------- ------------- ----------- -----------

Long-Term Debt Obligations (a)     $ 423,035     $10,734  $     22,950  $  136,538  $  252,813
Operating Lease Obligations (b)       11,171       1,882         3,236       2,684       3,369
Purchase Obligations (b)              28,722      28,722             -           -           -
Pension Obligations (c)               11,288         795         2,026       2,175       6,292
Acquisitions (d)                       5,281       5,281             -           -           -
                                  ---------- ----------- ------------- ----------- -----------
Total                              $ 479,497     $47,414  $     28,212  $  141,397  $  262,474
                                  ========== =========== ============= =========== ===========


(a) Includes the annual interest expense on the convertible debentures of 2.25%, or $5.6 million and our variable-rate revolving line of credit of $5.9 million based upon the period end weighted average interest rate of 5.0%. These amounts assume the 2010 conversion feature is not exercised on the $52.2 million of 2.25% convertible subordinated notes issued in May 2003 and that the amount outstanding on our revolving line of credit is not repaid until the expiration of the facility in May 2012. These amounts also do not include the impact of our $80 million notional interest rate swap entered into to hedge a portion of the outstanding revolving line of credit. See Note 7 - "Long-Term Debt" of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q for additional information about our long-term debt obligations.
(b) See Note 13 - "Commitments and Contingencies" of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q for additional information about our operating lease and purchase obligations.
(c) See Note 8 - "Pension Plans" of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q for additional information about our pension plan obligations acquired in connection with the Precimed and Chaumont Facility acquisitions.
(d) Payment for approximately $5.3 million of the Chaumont Facility purchase price is due 60 days after the transaction date (April 11, 2008).

Litigation
----------

We are party to various legal actions arising in the normal course of business. While we do not believe that the ultimate resolution of any such pending activities will have a material adverse effect on the consolidated results of operations, financial position or cash flows, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact in the period in which the ruling occurs.

During 2002, a former non-medical customer commenced an action alleging that Greatbatch had used proprietary information of the customer to develop certain products. We have meritorious defenses and are vigorously defending the matter. The potential risk of loss is between $0.0 and $1.7 million.

On June 12, 2006, Enpath was named as defendant in a patent infringement action filed by Pressure Products Medical Supplies, Inc. and venued in the US District Court in the Eastern District of Texas. On October 2, 2006, Enpath was officially served. Enpath has filed an answer denying liability and has filed counterclaims against the plaintiff alleging antitrust violations and patent misuse. The plaintiff has alleged that Enpath's FlowGuard(TM) valved introducer, which has been on the market for more than three years, infringes claims in the plaintiff's patents and is seeking damages and injunctive relief. Enpath believes that the plaintiff's claims are without merit and intends to pursue its defenses vigorously. Revenues from products sold that include the FlowGuard valved introducer were approximately $3.0 million, $2.0 million and $1.5 million for 2007, 2006 and 2005, respectively. The lawsuit is expected to go to trial during the second quarter of 2008, but it is not possible to predict the outcome of this litigation at this time, including whether it will affect the Company's ability to sell its FlowGuard products, or to estimate the amount or range of potential loss.

Inflation
---------

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

Impact of Recently Issued Accounting Standards
----------------------------------------------

In March 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, and requires entities to provide enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair values and amounts of gains and losses on derivative contracts, and disclosures about credit-risk-related contingent features in derivative agreements. We are still evaluating the impact of SFAS No. 161 on our consolidated financial statements which will be effective beginning in fiscal year 2009.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. This Statement replaces FASB Statement No. 141, Business Combinations but retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations. This Statement also retains the guidance in SFAS No. 141 for identifying and recognizing intangible assets separately from goodwill. However, SFAS No. 141(R) significantly changed the accounting for business combinations with regards to the number of assets and liabilities assumed that are to be measured at fair value, the accounting for contingent consideration and acquired contingencies as well as the accounting for direct acquisition costs and IPR&D. SFAS No. 141(R) is effective for acquisitions consummated beginning in fiscal year 2009 and will materially impact our consolidated financial statements if an acquisition is consummated after the date of adoption.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51. This Statement amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. We are still evaluating the impact of SFAS No. 160 on our consolidated financial statements, which is effective beginning in fiscal year 2009.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value while applying generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions based on market data obtained from independent sources and (2) the reporting entity's own assumptions developed based on unobservable inputs. In February 2008, the FASB issued FSP FAS 157-b--Effective Date of FASB Statement No. 157. This FSP (1) partially defers the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities and (2) removes certain leasing transactions from the scope of SFAS No. 157. The provisions of SFAS No. 157 applicable to us beginning in fiscal year 2008 did not have a material effect on our consolidated financial statements. We are still evaluating what impact the provisions of SFAS No. 157 that were deferred will have on our consolidated financial statements, which are effective beginning in fiscal year 2009.

Application of Critical Accounting Estimates
--------------------------------------------

Our unaudited condensed consolidated financial statements are based on the selection of accounting policies and the application of significant accounting estimates, some of which require management to make significant assumptions. We believe that some of the more critical estimates and related assumptions that affect our financial condition and results of operations are in the areas of inventories, goodwill and other indefinite lived intangible assets, long-lived assets, share-based compensation and income taxes. For further information, refer to Item 7 "Managements Discussion and Analysis of Financial Condition and Results of Operations" and Item 8 "Financial Statements and Supplementary Data" in our Annual Report on Form 10-K for the year ended December 28, 2007.

During the three months ended March 28, 2008, we did not change or adopt new accounting policies that had a material effect on our consolidated financial condition and results of operations.

Forward-Looking Statements
--------------------------

Some of the statements contained in this Quarterly Report on Form 10-Q and other written and oral statements made from time to time by us and our representatives are not statements of historical or current fact. As such, they are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations, which are subject to known and unknown risks, uncertainties and assumptions. They include statements relating to:

     o    future sales, expenses and profitability;
     o the future development and expected growth of our business and the markets we operate in;
     o our ability to successfully execute our business model and our business strategy;
     o our ability to identify trends within the implantable medical devices, medical components, and commercial power sources markets and to offer products and services that meet the changing needs of those markets;
     o    projected capital expenditures; and
     o    trends in government regulation.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

With our acquisition of Precimed and the Chaumont facility, we significantly increased our exposure to foreign currency exchange rate fluctuations due to transactions denominated in Swiss Francs, British Pounds and the Euros. We are currently in the process of evaluating our foreign currency risk as a result of these transactions in order to develop a plan to best mitigate these risks, which could include the use of various derivative instruments. A hypothetical 10% change in the value of the U.S. Dollar in relation to our most significant foreign currency exposures would have had an impact of approximately $10 million on our 2008 net sales. This amount is not indicative of the hypothetical net earnings impact due to partially offsetting impacts on cost of sales and operating expenses.

In December 2007, we entered into a forward contract to purchase 80,000,000 CHF, at an exchange rate of 1.1389 CHF per one U.S. dollar, in order to partially fund the acquisition of Precimed, which closed in January 2008 and was payable in Swiss Francs. In January 2008, we entered into an additional forward contract to purchase 20,000,000 CHF at an exchange rate of 1.1156 per one U.S. dollar. We entered into a similar foreign exchange contract in January 2008 in order to fund the acquisition of the Chaumont Facility, which closed in February 2008 and was payable in Euros. The net result of the above transactions was a gain of $2.4 million, $1.6 million of which was recorded in 2008 as Other Income.

We translate all assets and liabilities of our foreign operations of Precimed and the Chaumont Facility acquired in 2008 at the period-end exchange rate and translates sales and expenses at the average exchange rates in effect during the period. The net effect of these translation adjustments is recorded in the condensed consolidated financial statements as comprehensive income (loss). The aggregate translation adjustment for the first quarter of 2008 was $7.2 million. Translation adjustments are not adjusted for income taxes as they relate to permanent investments in our foreign subsidiaries. Foreign currency transaction gains and losses included in other income, net in the Condensed Consolidated Statements of Operations and Comprehensive Income amounted to $0.3 million during the first quarter of 2008. A hypothetical 10% change in the value of the U.S. Dollar in relation to our most significant foreign currency net assets would have had an impact of approximately $11 million on our foreign net assets as of March 28, 2008.

Borrowings under our revolving line of credit bear interest at fluctuating market rates based upon the Prime Rate or LIBOR Rate. At March 28, 2008, we had $117.0 million outstanding debt under our line of credit and thus were subject to interest rate fluctuations. To help mitigate this risk, during the first quarter of 2008, we entered into an $80 million notional receive floating-pay fixed interest rate swap indexed to the six-month LIBOR rate that expires on July 7, 2010. The objective of this swap is to hedge against potential changes in cash flows on $80 million of our revolving line of credit, which is indexed to the six-month LIBOR rate. No credit risk was hedged. The receive variable leg of the swap and the variable rate paid on the revolving line of credit bear the same rate of interest, excluding the credit spread, and reset and pay interest on the same dates. We intend to continue electing six-month LIBOR as the benchmark interest rate on the debt. If we repay the debt we intend to replace the hedged item with similarly indexed forecast cash flows. The pay fixed leg of the swap bears an interest rate of 3.09%, which does not include a credit spread.

As of March 28, 2008, a negative fair value adjustment on the interest rate swap of $0.5 million was recorded in accumulated other comprehensive income, net of income taxes of $0.2 million. No portion of the change in fair value of the interest rate swap during the first quarter of 2008 was considered ineffective. The amount recorded as an offset to interest expense during the first quarter of 2008 related to the interest rate swap was $0.07 million.

A hypothetical 10% change in the LIBOR interest rate to the remaining $37 million of floating rate debt would have had an impact of approximately $0.2 million on our 2008 interest expense. This amount is not indicative of the hypothetical net earnings impact due to partially offsetting impacts on our short-term investments and cash and cash equivalents to interest income.

ITEM 4.  CONTROLS AND PROCEDURES.

a. Evaluation of Disclosure Controls and Procedures.
   -------------------------------------------------

Our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the SEC as of March 28, 2008. These disclosure controls and procedures have been designed to provide reasonable assurance that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC's rules and forms.

Based on their evaluation, as of March 28, 2008, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.

b. Changes in Internal Control Over Financial Reporting.
   -----------------------------------------------------

We completed the following acquisitions during 2007 and 2008:

     o    Enpath Medical, Inc. on June 15, 2007
     o    IntelliSensing, LLC on October 26, 2007
     o    Quan Emerteq, LLC on November 16, 2007
     o    Engineered Assemblies Corporation on November 16, 2007
     o    P Medical Holding SA on January 7, 2008
     o DePuy Orthopedics Chaumont, France manufacturing facility on February 11, 2008

We believe that the internal controls and procedures of the above mentioned acquisitions are reasonably likely to materially affect our internal control over financial reporting. We are currently in the process of incorporating the internal controls and procedures of these acquisitions into our internal controls over financial reporting.

The Company has begun to extend its Section 404 compliance program under the Sarbanes-Oxley Act of 2002 (the "Act") and the applicable rules and regulations under such Act to include these acquisitions. However, the Company excluded the 2007 acquisitions listed above from Management's assessment of the effectiveness of internal control over financial reporting as of December 28, 2007, as permitted by the guidance issued by the Office of the Chief Accountant of the Securities and Exchange Commission. The Company will report on its assessment of the internal controls of its combined operations within the time period provided by the Act and the applicable SEC rules and regulations concerning business combinations.

There were no other changes in the registrant's internal control over financial reporting during our last fiscal quarter to which this Quarterly Report on Form 10-Q relates that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting, other than the above mentioned acquisitions.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.


There have been no other material changes to those legal proceedings as previously disclosed in the Company's Form 10-K for the year ended December 28, 2007.

ITEM 1A.  RISK FACTORS.

There have been no material changes in risk factors as previously disclosed in the Company's Form 10-K for the year ended December 28, 2007.


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


Dated:  May 6, 2008            GREATBATCH, INC.

                               By  /s/ Thomas J. Hook
                                   ---------------------------------------
                                 Thomas J. Hook
                                 President and Chief Executive Officer
                                 (Principal Executive Officer)




                               By  /s/ Thomas J. Mazza
                                   ---------------------------------------
                                 Thomas J. Mazza
                                 Senior Vice President and Chief Financial
                                 Officer
                                 (Principal Financial Officer)



                               By  /s/ Marco F. Benedetti
                                   ---------------------------------------
                                 Marco F. Benedetti
                                 Corporate Controller
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