Form 10-Q
period 2008-06-27
GREATBATCH, INC.
filed 2008-08-06
CIK 1114483

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter ended June 27, 2008

Commission File Number 1-16137

GREATBATCH, INC.
(Exact name of Registrant as specified in its charter)

Delaware
(State of incorporation)

16-1531026
(I.R.S. employer identification no.)

10000 Wehrle Drive
Clarence, New York
14031
(Address of principal executive offices)

(716) 759-5600
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes [  ]  No [ X ]

The number of shares outstanding of the Company’s common stock, $0.001 par value per share, as of August 5, 2008 was: 22,865,584 shares.

GREATBATCH, INC.
TABLE OF CONTENTS FOR FORM 10-Q
AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 27, 2008

PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GREATBATCH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS - Unaudited
(in thousands except share and per share data)
	As of
	June 27,	December 28,
ASSETS	2008	2007
Current assets:
Cash and cash equivalents	$20,011	$33,473
Short-term investments available for sale	1,558	7,017
Accounts receivable, net of allowance of $1,257 in 2008
and $758 in 2007	84,345	56,962
Inventories, net of reserve	93,638	71,882
Refundable income taxes	3,049	377
Deferred income taxes	7,425	6,469
Prepaid expenses and other current assets	6,164	5,044
Total current assets	216,190	181,224

Property, plant and equipment, net	167,286	114,946
Amortizing intangible assets, net	96,638	71,268
Trademarks and tradenames	34,835	32,582
Goodwill	298,834	248,540
Other assets	15,797	15,291
Total assets	$829,580	$663,851
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$54,479	$33,433
Accrued expenses and other current liabilities	32,758	30,975
Current portion of long-term debt	2,000	-
Total current liabilities	89,237	64,408

Long-term debt	355,943	241,198
Deferred income taxes	41,444	35,346
Other long-term liabilities	4,523	228
Total liabilities	491,147	341,180
Stockholders' equity:
Preferred stock, $0.001 par value, authorized 100,000,000
shares; no shares issued or outstanding in 2008 or 2007	-	-
Common stock, $0.001 par value, authorized 100,000,000
shares; 22,865,584 shares issued and outstanding in 2008 and
22,477,340 shares issued and 22,470,299 shares outstanding in 2007	23	22
Additional paid-in capital	246,139	238,574
Treasury stock, at cost, no shares in 2008 and 7,041 shares in 2007	-	(140)
Retained earnings	86,646	84,215
Accumulated other comprehensive income	5,625	-
Total stockholders’ equity	338,433	322,671
Total liabilities and stockholders' equity	$829,580	$663,851

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREATBATCH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS) - Unaudited
(in thousands except per share data)

	Three months ended		Six months ended
	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007

Sales	$141,648	$78,462	$263,802	$155,322
Costs and expenses:
Cost of sales - excluding amortization
of intangible assets	99,332	45,762	193,077	93,050
Cost of sales - amortization of intangible assets	1,721	994	3,431	1,942
Selling, general and administrative expenses	18,657	10,735	37,004	20,768
Research, development and engineering costs, net	7,705	6,981	16,929	13,433
Acquired in-process research and development	-	18,353	2,240	18,353
Other operating expense, net	2,881	1,988	3,909	3,521
Operating income (loss)	11,352	(6,351)	7,212	4,255
Interest expense	3,209	2,089	6,640	3,233
Interest income	(125)	(2,586)	(521)	(4,442)
Gain on sale of investment security	-	(4,001)	-	(4,001)
Gain on extinguishment of debt	-	-	-	(4,473)
Other (income) expense, net	94	102	(1,363)	86
Income (loss) before provision for income taxes	8,174	(1,955)	2,456	13,852
Provision for income taxes	2,369	1,444	25	6,582
Net income (loss)	$5,805	$(3,399)	$2,431	$7,270

Earnings (loss) per share:
Basic	$0.26	$(0.15)	$0.11	$0.33
Diluted	$0.25	$(0.15)	$0.11	$0.33

Weighted average shares outstanding:
Basic	22,536	22,160	22,461	22,087
Diluted	23,935	22,160	22,570	22,367

Comprehensive income:
Net income (loss)	$5,805	$(3,399)	$2,431	$7,270
Foreign currency translation adjustment	(1,929)	-	5,280	-
Unrealized gain (loss) on interest rate swap, net of tax	786	-	325	-
Unrealized gain (loss) on short-term investments:
Unrealized gain (loss) on short-term investments
during the period, net of tax	(15)	(643)	20	(869)
Less: reclassification adjustment for net realized gain on
short-term investments during the period, net of tax	-	(2,601)	-	(2,601)
	(15)	(3,244)	20	(3,470)
Other comprehensive income (loss)	(1,158)	(3,244)	5,625	(3,470)
Comprehensive income (loss)	$4,647	$(6,643)	$8,056	$3,800

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREATBATCH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited
(in thousands)

	Six months ended
	June 27,	June 29,
	2008	2007
Cash flows from operating activities:
Net income	$2,431	$7,270
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	25,568	10,878
Stock-based compensation	5,453	4,877
Gain on sale of investment security	-	(4,001)
Gain on extinguishment of debt	-	(4,473)
Acquired in-process research and development	2,240	18,353
Other non-cash gains	(41)	(82)
Deferred income taxes	557	(9,841)
Changes in operating assets and liabilities:
Accounts receivable	(16,018)	1,225
Inventories	(914)	798
Prepaid expenses and other current assets	141	(1,020)
Accounts payable	11,160	6,818
Accrued expenses and other current liabilities	(423)	(7,070)
Income taxes refundable/payable	(2,791)	5,158
Net cash provided by operating activities	27,363	28,890

Cash flows from investing activities:
Purchase of short-term investments	(2,010)	(47,713)
Proceeds from maturity/disposition of short-term investments	7,469	78,960
Acquisition of property, plant and equipment	(20,048)	(5,183)
Purchase of cost method investments	(2,500)	(2,000)
Acquisitions, net of cash acquired	(105,197)	(108,054)
Other investing activities	210	315
Net cash used in investing activities	(122,076)	(83,675)

Cash flows from financing activities:
Borrowings (repayments) under short-term line of credit	-	(1,000)
Principal payments of long-term debt	(34,690)	(6,093)
Proceeds from issuance of long-term debt	117,000	76,000
Debt issuance costs	(15)	(6,445)
Issuance of common stock	151	2,550
Excess tax benefits from stock-based awards	17	340
Repurchase of treasury stock	(793)	(205)
Net cash provided by financing activities	81,670	65,147

Effect of foreign currency exchange rates on cash and cash equivalents	(419)	-
Net increase (decrease) in cash and cash equivalents	(13,462)	10,362
Cash and cash equivalents, beginning of year	33,473	71,147
Cash and cash equivalents, end of period	$20,011	$81,509

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREATBATCH, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY - Unaudited
(in thousands)

							Accumulated
			Additional	Treasury			Other	Total
	Common Stock		Paid-In	Stock		Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Earnings	Income	Equity

Balance, December 28, 2007	22,477	$22	$238,574	(7)	$(140)	$84,215	$-	$322,671
Stock-based compensation	-	-	3,336	-	-	-	-	3,336
Grant/forfeiture of restricted stock	102	1	(793)	36	793	-	-	1
Vesting of restricted stock units	51	-	-	-	-	-	-	-
Exercise of stock options	8	-	151	-	-	-	-	151
Repurchase of shares to settle employee tax
witholding on vested restricted stock and
restricted stock units	-	-	-	(29)	(653)	-	-	(653)
Tax impact from stock based awards	-	-	(74)	-	-	-	-	(74)
Shares issued in connection with the
Quan Emerteq acquisition	60	-	1,473	-	-	-	-	1,473
Shares contributed to 401(k) Plan	168	-	3,472	-	-	-	-	3,472
Net income	-	-	-	-	-	2,431	-	2,431
Total other comprehensive income	-	-	-	-	-	-	5,625	5,625
Balance, June 27, 2008	22,866	$23	$246,139	-	$-	$86,646	$5,625	$338,433

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information (Accounting Principles Board Opinion (“APB”) No. 28, Interim Financial Reporting) and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America.  Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole.  In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of Greatbatch, Inc. and its wholly-owned subsidiary Greatbatch Ltd. (collectively “Greatbatch” or the “Company”) for the periods presented.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales, expenses, and related disclosures at the date of the financial statements and during the reporting period.  Actual results could differ from these estimates.  The December 28, 2007 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.  For further information, refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2007.  The Company utilizes a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31st. For 52-week years, each quarter contains 13 weeks.  The second quarter of 2008 and 2007 each contained 13 weeks and ended on June 27, and June 29, respectively.

2.	ACQUISITIONS

P Medical Holding SA
On January 7, 2008, the Company acquired P Medical Holding SA (“Precimed”) with administrative offices in Orvin, Switzerland and Exton, PA, manufacturing operations in Switzerland and Indiana and sales offices in Japan, China and the United Kingdom.  This transaction diversifies the Company’s revenue and establishes the Company as a leading supplier to the orthopedics industry.

This transaction was accounted for under the purchase method of accounting in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141 Business Combinations.  Accordingly, the results of Precimed’s operations were included in the condensed consolidated financial statements from the date of acquisition.  The aggregate purchase price was $80.8 million, consisting of the cash issued at closing to Precimed shareholders ($77.5 million), and other direct acquisition-related costs, including financial advisory, legal and accounting services ($3.3 million).  Additionally, the purchase agreement includes a contingent payment which can range from 0 Swiss Francs (“CHF”) to 12,000,000 CHF depending on Precimed’s 2008 earnings performance.  Based upon the exchange ratio of 0.9779 CHF per one U.S. dollar as of June 27, 2008, the maximum contingent payment would be approximately $11.7 million and is subject to change due to foreign currency fluctuations and the final calculation of the contingent payment.  The purchase price was funded with cash on hand and borrowings under the Company’s revolving credit agreement. Concurrently with the close of the Precimed acquisition, the Company repaid a portion of the long-term debt assumed of $31.7 million.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

The cost of the acquisition was allocated to the assets acquired and liabilities assumed from Precimed based on their preliminary fair values as of the acquisition date, with the amount exceeding the fair value recorded as goodwill.  As the estimated fair values of certain assets and liabilities are preliminary in nature, they are subject to adjustment as additional information is obtained, including, but not limited to, settlement of the contingent payment, the finalization of our intangible asset valuation, the final reconciliation and valuation of tangible assets, the Company incurring direct acquisition costs in connection with this transaction and the resolution of pre-acquisition tax positions.  The valuations will be finalized within 12 months of the close of the acquisition.  Any changes to the preliminary valuation may result in material adjustments to the fair value of the assets and liabilities acquired, as well as goodwill.

The following table summarizes the preliminary allocation of the cost of the acquisition to the assets acquired and liabilities assumed as of the close of the acquisition (in thousands):

As of
(in thousands)	January 7, 2008
Assets acquired
Current assets	$34,387
Property, plant and equipment	25,610
Acquired IPR&D	2,240
Amortizing intangible assets	28,902
Trademarks and tradenames	2,163
Goodwill	41,679
Other assets	1,591
Total assets acquired	136,572
Liabilities assumed
Current liabilities	23,224
Long-term liabilities	32,510
Total liabilities assumed	55,734
Purchase price	$80,838

The fair values of the assets acquired were preliminarily determined using one of three valuation approaches: market, income and cost.  The selection of a particular method for a given asset depended on the reliability of available data and the nature of the asset, among other considerations.  The market approach, which estimates the value for a subject asset based on available market pricing for comparable assets, was utilized for land and in-process and finished inventory.  The income approach, which estimates the value for a subject asset based on the present value of cash flows projected to be generated by the asset, was used for certain intangible assets such as technology and patents, customer relationships, trademarks and tradenames, in-process research and development (“IPR&D”) and for the noncompete agreements with employees.  The projected cash flows were discounted at a required rate of return that reflects the relative risk of the Precimed transaction and the time value of money.  The projected cash flows for each asset considered multiple factors, including current revenue from existing customers, attrition trends, reasonable contract renewal assumptions from the perspective of a marketplace participant, and expected profit margins giving consideration to historical and expected margins.  The cost approach was used for the majority of real and personal property and raw materials inventory.  The cost to replace a given asset reflects the estimated reproduction or replacement cost for the property, less an allowance for loss in value due to depreciation or obsolescence, with specific consideration given to economic obsolescence if indicated.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

Current assets and current liabilities – The fair value of current assets (except inventory) and current liabilities was assumed to approximate their carrying value as of the acquisition date due to the short-term nature of these assets/liabilities.

The fair value of the in-process and finished inventory acquired was estimated by applying a version of the market approach called the comparable sales method.  This approach estimates the fair value of the asset by calculating the potential sales generated from selling the inventory and subtracting from it the costs related to the completion and sale of that inventory and a reasonable profit allowance.  Based upon this methodology, the Company recorded the inventory acquired at fair value resulting in an increase in inventory of $5.6 million.  During the first quarter of 2008, the Company expensed as cost of sales the step-up value relating to the acquired Precimed inventory sold during 2008.  As of June 27, 2008, there was no inventory step-up value remaining to be expensed.  Raw materials inventory was valued at replacement cost.

Property, plant and equipment (“PP&E”) - The fair value of the PP&E acquired was estimated by applying the cost approach for personal property, buildings and building improvements and the market approach for land.  The cost approach was applied by developing a replacement cost and adjusting for depreciation and obsolescence.  The value of the land acquired was derived from market prices for comparable properties.

Intangible assets - The purchase price was allocated to specific intangible assets on a preliminary basis as follows (dollars in thousands):

	Fair Value assigned	Weighted average amortization period (years)	Weighted average discount rate
Amortizing intangible assets
Customer relationships	$16,120	20	13%
Technology and patents	11,762	15	14%
Noncompete agreements	1,020	5	13%
	$28,902	17	13%

Trademarks and tradenames	$2,163	indefinite	13%
Acquired IPR&D	$2,240	-	14%

Customer relationships – Customer relationships represent the preliminary estimated fair value of both the contractual and non-contractual customer relationships Precimed has with OEMs as of the acquisition date.  The primary customers of Precimed include Johnson & Johnson, Smith & Nephew, Stryker, Medtronic and Zimmer, some of which are also customers of Greatbatch.  These relationships were valued separately from goodwill at the amount which an independent third party would be willing to pay for these OEM relationships.  The fair value of customer relationships was determined using the multi-period excess-earnings method, a form of the income approach.  The Company determined that the estimated useful life of the intangible assets associated with the existing customer relationships is 20 years.  This life was based upon historical customer attrition and management’s understanding of the industry and regulatory environment.  The expected cash flows associated with these customer relationships were nominal after 20 years.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

Technology and patents - Technology and patents consists of technical processes, patented and unpatented technology, manufacturing know-how and the understanding with respect to products or processes that have been developed by Precimed and that will be leveraged in current and future products.  The fair value of technology and patents acquired was determined utilizing the relief from royalty method.  The Company determined that the weighted average estimated useful life of the technology and patents is 15 years.  This life is based upon management’s estimate of the product life cycle associated with technology and patents before they will be replaced by new technologies.  The expected cash flows associated with technology and patents were nominal after 15 years.

Trademarks and tradenames – Trademarks and tradenames represent the estimated fair value of corporate and product names acquired from Precimed, which will be utilized by the Company in the future.  These included the “Precimed” corporate tradename as well as product names.  These tradenames were valued separately from goodwill at the amount which an independent third party would be willing to pay for use of these names.  The fair value of the trademarks and tradenames was determined by applying the relief from royalty method of the income approach.  The tradenames are inherently valuable as the Company believes they convey favorable perceptions about the products with which they are associated.  This in turn generates consistent and increased demand for the products, which provides the Company with greater revenues, as well as greater production and operating efficiencies.  Thus, the Company will realize larger profit margins than companies without the tradenames.  At this time, the Company intends to utilize these trademarks and tradenames for an indefinite period of time, thus these intangible assets are not being amortized but are tested for impairment on an annual basis.

Acquired IPR&D - Approximately $2.2 million of the purchase price represents the estimated fair value of acquired IPR&D projects that had not yet reached technological feasibility and had no alternative future use.  Accordingly, the amount was immediately expensed on the acquisition date and is not deductible for tax purposes.  The value assigned to IPR&D related to Reamer, Instrument Kit, Locking Plate and Cutting Guide projects.  These projects primarily represent the next generation of products already being sold by Precimed which incorporate new enhancements and customer modifications.  The Company expects to commercially launch these products in 2008 and 2009.  For purposes of valuing the IPR&D, the Company estimated total costs to complete the projects to be approximately $0.2 million. If the Company is not successful in completing these projects on a timely basis, future sales may be adversely affected resulting in erosion of the Company’s market share.

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

Goodwill - The excess of the purchase price over the preliminary fair value of net tangible and intangible assets acquired of $41.7 million was allocated to goodwill.  Various factors contributed to the establishment of goodwill, including: the value of Precimed’s highly trained assembled work force and management team; the expected revenue growth over time that is attributable to increased market penetration from future products and customers; and the incremental value to the Company’s IMC business from expanding and diversifying its revenues.  The goodwill acquired in connection with the Precimed acquisition was allocated to the Company’s IMC business segment and is not deductible for tax purposes.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

DePuy Orthopedics Chaumont, France Facility
On February 11, 2008, Precimed completed its previously announced acquisition of DePuy Orthopedics (“DePuy”) Chaumont, France manufacturing facility (the “Chaumont Facility”).  The Chaumont Facility produces hip and shoulder implants for DePuy Ireland which distributes them worldwide through various DePuy selling entities.  This transaction, which included a new four year supply agreement with DePuy, enhances Greatbatch’s and Precimed’s strategic relationship with one of the largest orthopedic companies in the world.  The addition of this facility will align Precimed closer to its orthopedic OEM customers and further extends its offerings to a full range of orthopedic implants.

This transaction was accounted for under the purchase method of accounting.  Accordingly, the results of the Chaumont Facility were included in our condensed consolidated financial statements from the date of acquisition.  The aggregate purchase price was approximately $28.7 million, consisting of the cash issued to DePuy ($27.0 million), and other direct acquisition-related costs, including financial advisory, transfer tax, legal and accounting fees ($1.7 million).  The aggregate purchase price was preliminarily allocated to the assets acquired ($6.5 million inventory, $13.4 million PP&E) and liability assumed from the Chaumont Facility based on their fair values as of the close of the acquisition, with the amount exceeding the fair value recorded as goodwill ($6.0 million).  As the values of certain assets and liabilities are preliminary in nature, they are subject to adjustment as additional information is obtained, including, but not limited to, the finalization of our valuation, the final reconciliation and confirmation of tangible assets, the Company incurring direct acquisition costs in connection with this transaction and the resolution of tax positions.  Any changes to the preliminary valuation may result in material adjustments to the fair value of the assets and liabilities acquired, as well as goodwill.

Various factors contributed to the establishment of goodwill, including: the value of the Chaumont Facility’s highly trained assembled work force; the expected revenue growth over time and the incremental value to the Company’s Orthopedics business from having the capability to manufacture joint implants; and the strategic partnership established with one of the largest orthopedic companies in the world.  Goodwill resulting from the Chaumont Facility acquisition was allocated to the Company’s IMC business segment and is not deductible for tax purposes.

Pro Forma Results (Unaudited)
The following unaudited pro forma information presents the consolidated results of operations of the Company, Precimed, and the Chaumont Facility as if those acquisitions had occurred as of the beginning of each of the fiscal periods presented.  Additionally, 2007 amounts reflect the Company’s 2007 acquisition of Enpath Medical, Inc. (June 2007) (“Enpath”), Quan Emerteq LLC (November 2007) (“Quan”) and Engineered Assemblies Corporation (“EAC”) (November 2007) as if those acquisitions had occurred as of the beginning of 2007 (in thousands, except per share amounts):

	Three months ended		Six months ended
(Unaudited)	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Sales	$141,648	$128,426	$273,146	$260,360
Net income	5,805	8,215	8,710	17,411
Earnings per share:
Basic	$0.26	$0.37	$0.39	$0.79
Diluted	$0.25	$0.36	$0.38	$0.73

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

The unaudited pro forma information presents the combined operating results of Greatbatch, Precimed, the Chaumont Facility, Enpath, Quan and EAC, with the results prior to the acquisition date adjusted to include the pro forma impact of the amortization of acquired intangible assets and depreciation of fixed assets based on the preliminary purchase price allocation, the elimination of the non-recurring IPR&D charge ($2.2 million in 2008 and $16.1 million in 2007) and inventory step-up amortization recorded by Greatbatch ($6.4 million in 2008 and $0.2 million in 2007), the adjustment to interest income/expense reflecting the cash paid in connection with the acquisition, including acquisition-related expenses, at Greatbatch’s weighted average interest income/expense rate, and the impact of income taxes on the pro forma adjustments utilizing the applicable statutory tax rate, except for IPR&D which is not deductible for tax purposes.  The unaudited pro forma consolidated basic and diluted earnings per share are based on the consolidated basic and diluted weighted average shares of Greatbatch.

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

3.	SUPPLEMENTAL CASH FLOW INFORMATION

	Six months ended
	June 27,	June 29,
	2008	2007
Noncash investing and financing activities (in thousands):
Net unrealized loss on available-for-sale securities	$-	$(869)
Unrealized gain on interest rate swap, net	325	-
Common stock contributed to 401(k) Plan	3,472	2,956
Property, plant and equipment purchases included
in accounts payable	7,014	1,016
Deferred financing fees and acquisition costs included in
accrued expenses and other current liabilities	371	2,691
Exchange of convertible subordinated notes	-	117,782
Shares isued in connection with a 2007 business acquisition	1,473	-

Cash paid during the period for:
Interest	$4,575	$2,354
Income taxes	2,221	11,003
Acquisition of noncash assets and liabilities:
Assets acquired	$163,040	$120,363
Liabilities assumed	56,407	15,294

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

4.	SHORT-TERM INVESTMENTS AVAILABLE FOR SALE

Short-term investments available for sale are comprised of the following (in thousands):

	Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
June 27, 2008
Corporate Bonds	$1,527	$31	$-	$1,558
Total available for sale securities	$1,527	$31	$-	$1,558

December 28, 2007
Commercial Paper	$1,087	$5	$-	$1,092
U.S. Government Agencies	1,469	4	-	1,473
Corporate Bonds	4,452	4	(4)	4,452
Total available for sale securities	$7,008	$13	$(4)	$7,017

Short-term investments available-for-sale are carried at fair value with the unrealized gain or loss, net of tax, reported in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity.  The fair value of short-term investments available for sale are based on Level 2 measurements as defined in the fair value hierarchy in SFAS No. 157 Fair Value Measurements -  see Note 9.

5.	INVENTORIES

Inventories are comprised of the following (in thousands):

	June 27,	December 28,
	2008	2007

Raw materials	$39,907	$38,561
Work-in-process	32,618	19,603
Finished goods	21,113	13,718
Total	$93,638	$71,882

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

6.	INTANGIBLE ASSETS

Amortizing intangible assets are comprised of the following (in thousands):

	Gross carrying amount	Accumulated amortization	Foreign currency translation	Net carrying amount
June 27, 2008
Purchased technology and patents	$81,629	$(32,425)	$821	$50,025
Customer relationships	46,103	(2,457)	1,151	44,797
Other	3,509	(1,891)	198	1,816
Total amortizing intangible assets	$131,241	$(36,773)	$2,170	$96,638

December 28, 2007
Purchased technology and patents	$69,813	$(28,968)	$-	$40,845
Customer relationships	29,983	(840)	-	29,143
Other	2,660	(1,380)	-	1,280
Total amortizing intangible assets	$102,456	$(31,188)	$-	$71,268

Aggregate amortization expense for the second quarter of 2008 and 2007 was $2.7 million and $1.1   million, respectively.  Aggregate amortization expense for the six months ended June 27, 2008 and June 29, 2007 was $5.4 million and $2.0 million, respectively.  As of June 27, 2008, annual amortization expense is estimated to be $5.4 million for the remainder of 2008, $10.1 million for 2009, $9.6 million for 2010, $9.5 million for 2011, $9.4 million for 2012 and $8.6 million for 2013.

The change in trademarks and tradenames during 2008 is as follows (in thousands):

Balance at December 28, 2007	$32,582
Acquired in 2008	2,163
Foreign currency translation	90
Balance at June 27, 2008	$34,835

The Company is currently performing a review of its market strategy to determine the best use of its “non-Greatbatch” tradenames, including those acquired with its recent acquisitions.  The outcome of this review, which is expected to be completed by the end of 2008, may impact the useful life of the Company’s “non-Greatbatch” tradenames which had a value of $19.0 million as of June 27, 2008.

The change in goodwill during 2008 is as follows (in thousands):

	IMC	Electrochem	Total
Balance at December 28, 2007	$238,810	$9,730	$248,540
Goodwill recorded for 2007 acquisitions	(29)	213	184
Goodwill recorded for 2008 acquisitions	47,728	-	47,728
Foreign currency translation	2,382	-	2,382
Balance at June 27, 2008	$288,891	$9,943	$298,834

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

7.	LONG-TERM DEBT

Long-term debt is comprised of the following (in thousands):

	June 27,	December 28,
	2008	2007

Revolving line of credit	$114,000	$-
3% Mortgage agreement, due 2008	2,000	-
Convertible subordinated notes
2.25% convertible subordinated notes I, due 2013	52,218	52,218
2.25% convertible subordinated notes II, due 2013	197,782	197,782
Unamortized discount	(8,057)	(8,802)
Total convertible subordinated notes	241,943	241,198
Less current portion of long-term debt	(2,000)	-
Total long-term debt	$355,943	$241,198

Revolving Line of Credit - The Company has a senior credit facility (the “Credit Facility”) consisting of a $235 million revolving line of credit, which can be increased to $335 million upon the Company’s request.  The Credit Facility also contains a $15 million letter of credit subfacility and a $15 million swingline subfacility.  The Credit Facility is secured by the Company’s non-realty assets including cash, accounts and notes receivable, and inventories, and has an expiration date of May 22, 2012 with a one-time option to extend to April 1, 2013 if no default has occurred.  Interest rates under the Credit Facility are, at the Company’s option, based upon the current prime rate or the LIBOR rate plus a margin that varies with the Company’s leverage ratio.  If interest is paid based upon the prime rate, the applicable margin is between minus 1.25% and 0.00%.  If interest is paid based upon the LIBOR rate, the applicable margin is between 1.00% and 2.00%.  The Company is required to pay a commitment fee between 0.125% and 0.250% per annum on the unused portion of the Credit Facility based on the Company’s leverage ratio.

The Credit Facility contains limitations on the incurrence of indebtedness, limitations on the incurrence of liens and licensing of intellectual property, limitations on investments and restrictions on certain payments.  Except to the extent paid for by common equity of Greatbatch or paid for out of cash on hand, the Credit Facility limits the amount paid for acquisitions in total to $100 million.  The restrictions on payments, among other things, limit repurchases of Greatbatch’s stock to $60 million and limits the ability of the Company to make cash payments upon conversion of CSN II.  These limitations can be waived upon the Company’s request and approval of a simple majority of the lenders.  Such waiver was obtained in order to fund the Precimed acquisition.

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

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

In connection with the Company’s acquisition of Precimed and the Chaumont Facility, the Company borrowed $117 million under its revolving line of credit in the first quarter of 2008. The Company repaid $3.0 million under the revolving line of credit during the second quarter of 2008.  The weighted average interest rate on these borrowings as of June 27, 2008 was 5.0%, which resets based upon the six-month ($87 million), three-month ($15 million), two-month ($8 million) and one-month ($4 million) LIBOR rate.  Based upon current capital needs in connection with the new Electrochem Solutions, Inc. (“Electrochem”) facility as well as the expansion of the Company’s corporate offices, management currently does not anticipate making significant principal payments on the revolving line of credit within the next twelve months.  As of June 27, 2008, the Company had $121 million available under its revolving line of credit.

Interest Rate Swap – During the first quarter of 2008, the Company entered into an $80 million notional receive floating-pay fixed interest rate swap indexed to the six-month LIBOR rate that expires on July 7, 2010.  The objective of this swap is to hedge against potential changes in cash flows on $80 million of the Company’s revolving line of credit, which is indexed to the six-month LIBOR rate.  No credit risk was hedged.  The receive variable leg of the swap and the variable rate paid on the revolving line of credit bear the same rate of interest, excluding the credit spread, and reset and pay interest on the same dates.  The Company intends to continue electing the six-month LIBOR as the benchmark interest rate on the debt.  If the Company repays the debt it intends to replace the hedged item with similarly indexed forecast cash flows.  The pay fixed leg of the swap bears an interest rate of 3.09%, which does not include the credit spread.

The Company accounts for this interest rate swap under SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities, as amended.  SFAS No. 133 requires that all derivatives are recognized as either assets or liabilities in the condensed consolidated balance sheet at fair value.  Changes in the fair value of the derivatives are recorded each period in current earnings or other comprehensive income, depending on whether the derivative is used in a qualifying hedge strategy and, if so, whether the hedge is a cash flow or fair value hedge.  In order to qualify as a hedge, the Company must document the hedging strategy at its inception, including the nature of the risk being hedged and how the effectiveness of the hedge will be measured.  The Company evaluates hedge effectiveness at inception and on an ongoing basis.  If a derivative is no longer expected to be highly effective, hedge accounting is discontinued.

The Company designated the interest rate swap as a cash flow hedge.  The Company recognizes the portion of the change in fair value of the interest rate swap that is considered effective as a direct charge or credit to accumulated other comprehensive income (a component of stockholders’ equity), net of tax.  The ineffective portion of the change in fair value, if any, is recorded to interest expense.  Amounts recorded in accumulated other comprehensive income are periodically reclassified to interest expense to offset interest expense on the hedged portion of the revolving line of credit resulting from fluctuations in the six-month LIBOR interest rate.  The fair value of the interest rate swap of $0.5 million as of June 27, 2008 is based on Level 2 measurements in the fair value hierarchy as described in SFAS No. 157 – see Note 9 and is recorded in other assets.  As of June 27, 2008, a positive fair value adjustment of $0.3 million was recorded in accumulated other comprehensive income, net of income taxes of $0.2 million.  The portion of the change in fair value of the interest rate swap during the first six months of 2008 that was considered ineffective amounted to $0.05 million.  The amount recorded as an offset to interest expense during the first six months of 2008 related to the interest rate swap was $0.4 million.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

Convertible Subordinated Notes - In May 2003, the Company completed a private placement of $170 million of 2.25% convertible subordinated notes, due 2013 (“CSN I”).  In March 2007, the Company entered into separate, privately negotiated agreements to exchange $117.8 million of CSN I for an equivalent principal amount of a new series of 2.25% convertible subordinated notes due 2013 (“CSN II”) (collectively the “Exchange”) at a 5% discount.  The primary purpose of the Exchange was to eliminate the June 15, 2010 call and put option that is included in the terms of CSN I.  In connection with the Exchange, the Company issued an additional $80 million aggregate principal amount of CSN II at a price of $950 per $1,000 of principal.

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

CSN I - The notes bear interest at 2.25% per annum, payable semi-annually.  Holders may convert the notes into shares of the Company’s common stock at a conversion price of $40.29 per share, which is equivalent to a conversion ratio of 24.8219 shares per $1,000 of principal, subject to adjustment, before the close of business on June 15, 2013 only under the following circumstances: (1) during any fiscal quarter commencing after July 4, 2003, if the closing sale price of the Company’s common stock exceeds 120% of the $40.29 conversion price for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding fiscal quarter; (2) subject to certain exceptions, during the five business days after any five consecutive trading day period in which the trading price per $1,000 of principal for each day of such period was less than 98% of the product of the closing sale price of the Company’s common stock and the number of shares issuable upon conversion of $1,000 of principal; (3) if the notes have been called for redemption; or (4) upon the occurrence of certain corporate events.

Beginning June 20, 2010, the Company may redeem any of the notes at a redemption price of 100% of their principal amount, plus accrued interest.  Note holders may require the Company to repurchase their notes on June 15, 2010 or at any time prior to their maturity following a fundamental change, as defined in the indenture agreement, at a repurchase price of 100% of their principal amount, plus accrued interest.  The notes are subordinated in right of payment to all of our senior indebtedness and effectively subordinated to all debts and other liabilities of the Company’s subsidiaries.

Beginning with the six-month interest period commencing June 15, 2010, the Company will pay additional contingent interest during any six-month interest period if the trading price of the notes for each of the five trading days immediately preceding the first day of the interest period equals or exceeds 120% of the principal amount of the notes.

CSN II - The notes bear interest at 2.25% per annum, payable semi-annually.  The holders may convert the notes into shares of the Company’s common stock at a conversion price of $34.70 per share, which is equivalent to a conversion ratio of 28.8219 shares per $1,000 of principal.  The conversion price and the conversion ratio will adjust automatically upon certain changes to the Company’s capitalization.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

The notes are convertible at the option of the holders at such time as: (i) the closing price of the Company’s common stock exceeds 150% of the conversion price of the notes for 20 out of 30 consecutive trading days; (ii) the trading price per $1,000 of principal is less than 98% of the product of the closing sale price of common stock for each day during any five consecutive trading day period and the conversion rate per $1,000 of principal; (iii) the notes have been called for redemption; (iv) the Company distributes to all holders of common stock rights or warrants entitling them to purchase additional shares of common stock at less than the average closing price of common stock for the ten trading days immediately preceding the announcement of the distribution; (v) the Company distributes to all holders of common stock any form of dividend which has a per share value exceeding 5% of the price of the common stock on the day prior to such date of distribution; (vi) the Company affects a consolidation, merger, share exchange or sale of assets pursuant to which its common stock is converted to cash or other property; (vii) the period beginning 60 days prior to but excluding June 15, 2013; and (viii) certain fundamental changes, as defined in the indenture agreement, occur or are approved by the Board of Directors.

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

The notes contain a net share settlement feature that requires the Company to pay cash for each $1,000 of principal to be converted.  Any amounts in excess of $1,000 will be settled in shares of the Company’s common stock, or at the Company’s option, cash.  The Company has an irrevocable election to pay the holders in shares of its common stock, which it currently does not plan to exercise.

The notes are redeemable by the Company at any time on or after June 20, 2012, or at the option of a holder upon the occurrence of certain fundamental changes, as defined in the agreement, affecting the Company.  The notes are subordinated in right of payment to all of our senior indebtedness and effectively subordinated to all debts and other liabilities of the Company’s subsidiaries.

Beginning with the six-month interest period commencing June 15, 2012, the Company will pay additional contingent interest during any six-month interest period if the trading price of the notes for each of the five trading days immediately preceding the first day of the interest period equals or exceeds 120% of the principal amount of the notes.

Mortgage Agreement - In connection with the Precimed acquisition we assumed a mortgage agreement, with a former owner, that bears an interest rate of 3% and is due in September 2008.  If the mortgage is not paid in full by that date the interest rate increases to 8%.

Deferred Financing Fees - The following is a reconciliation of deferred financing fees for the first six months of 2008, which are included in other assets (in thousands):

Balance at December 28, 2007	$6,411
Financing costs deferred	14
Amortization during the period	(663)
Balance at June 27, 2008	$5,762

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

8.	PENSION PLANS

In connection with the Precimed and Chaumont Facility acquisitions, the Company recorded a pension liability related to defined benefit pension plans provided to non-U.S. employees of those businesses.  Under these plans, benefits accrue to employees based upon years of service, position, age and compensation.  The liability and corresponding expense related to these pension plans is based on actuarial computations of current and future benefits for employees.  Pension expense is charged to current operating expenses.  The accumulated benefit obligation, projected benefit obligation and fair value of plan assets as of the acquisition date, which was also the measurement date, were $12.3 million, $14.0 million and $10.5 million, respectively.

The change in the net pension liability for the first six months of 2008 is as follows (in thousands):

Balance at December 28, 2007	$-
Acquired in 2008	3,534
Net periodic pension cost	416
Foreign currency translation	296
Balance at June 27, 2008	$4,246

Net pension cost is comprised of the following (in thousands):
Six months ended
June 27, 2008
Service cost	$372
Interest cost	264
Expected return on plan assets	(220)
Net pension cost	$416

The principal actuarial assumptions used were as follows:

Discount rate	3.9%
Expected rate of return on plan assets	4.0%
Salary growth	2.6%

The discount rate used is based on the yields of foreign government bonds plus 20 to 30 basis points to reflect the risk of investing in corporate bonds.  The expected rate of return on plan assets reflects long-term earnings expectations on existing plan assets and those contributions expected to be received during the current plan year.  In estimating that rate, appropriate consideration was given to historical returns earned by plan assets in the fund and the rates of return expected to be available for reinvestment.  Rates of return were adjusted to reflect current capital market assumptions and changes in investment allocations.  Equity securities and fixed income securities were assumed to earn a return in the range of 7% to 8% and 3% to 4%, respectively.  The long-term inflation rate was estimated to be 1.8%.  When these overall return expectations are applied to the pension plan’s target allocation, the expected rate of return is determined to be 4.0%.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

The weighted average asset allocation as of the valuation date was as follows:

Asset Category:	Target	Actual
Bonds	60%	52%
Equity	25%	32%
Other	15%	16%

	100%	100%

This allocation is consistent with the Company’s goal of diversifying the pension plans assets in order to preserve capital while achieving investment results that will contribute to the proper funding of pension obligations and cash flow requirements.

Estimated benefit payments over the next ten years are as follows (in thousands):
Remainder 2008	$516
2009	1,040
2010	932
2011	1,002
2012	1,114
2013-2017	6,132

9.	FAIR VALUE MEASUREMENTS

Beginning in fiscal year 2008, the Company adopted the provisions of SFAS No. 157, Fair Value Measurements, for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value on a recurring basis (at least annually).  Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e. the “exit price”) in an orderly transaction between market participants at the measurement date.

SFAS No. 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.  Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company.  Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.  The hierarchy is broken down into three levels based on the reliability of inputs as follows:

Level 1 — Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.  Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

Level 2 — Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.  The degree of judgment exercised in determining fair value is greatest for instruments categorized in Level 3.

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

Valuation Techniques
Short-term investments available for sale - The fair value of short-term investments available for sale is obtained from an independent pricing service that utilizes multidimensional relational models with observable market data inputs to estimate fair value.  These observable market data inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers and reference data.  The Company’s short-term investments available for sale are categorized in Level 2 of the fair value hierarchy.

Interest rate swap - The fair value of our interest rate swap is obtained from an independent pricing service that utilizes cash flow models with observable market data inputs to estimate fair value.  These observable market data inputs include LIBOR and swap rates.  The Company’s interest rate swap is categorized in Level 2 of the fair value hierarchy.

The following table provides information regarding financial assets and liabilities measured at fair value on a recurring basis (in thousands):

		Fair value measurements at reporting date using
Description	At June 27, 2008	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Short-term investments
available for sale	$1,558	$-	$1,558	$-
Interest rate swap	$546	$-	$546	$-

As of June 27, 2008, the Company did not have any nonfinancial assets and liabilities that are recognized or disclosed at fair value on a recurring basis.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

10.	STOCK-BASED COMPENSATION

Under SFAS No. 123(R) the Company records compensation costs related to all stock-based awards.  Compensation costs related to share-based payments for the three and six months ended June 27, 2008 totaled $1.4 million, $0.9 million net of tax, or $0.04 per diluted share and $3.3 million, $2.2 million net of tax, or $0.10 per diluted share, respectively.  This compares to $1.2 million, $0.8 million net of tax, or $0.03 per diluted share and $2.9 million, $1.9 million net of tax, or $0.08 per diluted share for the three and six months ended June 29, 2007, respectively.

The following table summarizes stock option activity related to the Company’s stock-based incentive plans:

	Number of stock	Weighted average	Weighted average remaining contractual life	Aggregate intrinsic value(1)
	options	exercise price	(in years)	(in millions)

Outstanding at December 28, 2007	1,744,022	$25.04
Granted	438,611	20.08
Exercised	(8,396)	17.97
Forfeited or Expired	(69,641)	26.03

Outstanding at June 27, 2008	2,104,596	$24.00	7.2	$0.2
Exercisable at June 27, 2008	1,043,107	$24.98	5.8	$0.2

(1)
Intrinsic value is calculated for in-the-money options (exercise price less than market price) outstanding and/or exercisable as the difference between the market price of our common shares as of June 27, 2008 ($17.20) and the weighted average exercise price of the underlying options, multiplied by the number of options outstanding and/or exercisable.

The weighted-average fair value and assumptions used to value options granted are as follows:

	Six months ended
	June 27,	June 29,
	2008	2007
Weighted-average fair value	$7.93	$12.34
Risk-free interest rate	2.92%	4.62%
Expected volatility	40%	41%
Expected life (in years)	5.2	5.4
Expected dividend yield	0%	0%

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

The following table summarizes restricted stock and restricted stock unit activity related to the Company’s plans:

		Weighted average
	Activity	fair value

Nonvested at December 28, 2007	282,134	$24.96
Shares granted	140,293	20.05
Shares vested	(94,221)	23.72
Shares forfeited	(3,021)	19.86

Nonvested at June 27, 2008	325,185	$23.25

11.	OTHER OPERATING EXPENSES

Other operating expenses, net in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) are comprised of the following (in thousands):

	Three months ended		Six months ended
	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007
(a) 2005 facility shutdowns and consolidations	$113	$1,560	$337	$3,249
(b) 2007& 2008 facility shutdowns and consolidations	909	145	1,629	282
(c) Integration costs	1,914	-	2,068	-
Asset dispositions and other	(55)	283	(125)	(10)
	$2,881	$1,988	$3,909	$3,521

(a) 2005 facility shutdowns and consolidations. In the first quarter of 2005, the Company announced its intent to close the Carson City, NV facility and consolidate the work performed at that facility into the Tijuana, Mexico facility.  This consolidation project was completed in the third quarter of 2007.

In the fourth quarter of 2005, the Company announced its intent to close both the Columbia, MD facility (“Columbia Facility”) and the Fremont, CA Advanced Research Laboratory (“ARL”).  The Company also announced that the manufacturing operations at the Columbia Facility will be moved into the Tijuana Facility and that the research, development and engineering and product development functions at the Columbia Facility and at ARL will relocate to the Technology Center in Clarence, NY.  The ARL move and closure portion of this consolidation project was completed in the fourth quarter of 2006.  The Company ceased operations at the Columbia Facility in June 2008 and the closure is substantially complete.

The total cost for these facility consolidations were approximately $18.7 million of which $18.4 million has been incurred through June 27, 2008.  The major categories of costs include the following:

a.	Severance and retention - $7.2 million;
b.	Production inefficiencies and revalidation - $1.5 million;
c.	Accelerated depreciation and asset write-offs - $1.1 million;
d.	Personnel - $6.8 million; and
e.	Other - $2.1 million.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con’t) – Unaudited

All categories of costs are considered to be cash expenditures, except accelerated depreciation and asset write-offs.  The expenses for the facility shutdowns and consolidations are included in the IMC business segment.

Accrued liabilities related to the 2005 facility shutdowns and consolidations are comprised of the following (in thousands):

	Severance and retention	Production inefficiencies and revalidation	Accelerated depreciation / asset write-offs	Personnel	Other	Total
Balance, December 29, 2006	$2,904	$-	$-	$-	$-	$2,904
Restructuring charges	1,405	1,037	-	1,678	577	4,697
Cash payments	(2,459)	(1,037)	-	(1,678)	(577)	(5,751)
Balance, December 28, 2007	$1,850	$-	$-	$-	$-	$1,850

Restructuring charges	159	42	-	110	26	337
Cash payments	(1,165)	(42)	-	(110)	(26)	(1,343)
Balance, June 27, 2008	$844	$-	$-	$-	$-	$844

(b) 2007 & 2008 facility shutdowns and consolidations. In the first quarter of 2007, the Company announced that it will close its current Electrochem manufacturing facility in Canton, MA and construct a new 80,000 square foot replacement facility in Raynham, MA. This initiative is not cost savings driven but capacity driven for the commercial group.

In the second quarter of 2007, the Company announced that it will consolidate its corporate offices in Clarence, NY into its existing Research and Development center in Clarence, NY after an expansion of that facility was complete.

As a result of its acquisitions in 2007 and 2008, during the second quarter of 2008, the Company began reorganizing and consolidating various general and administrative and research and development functions throughout the organization in order to optimize those resources.

During the second quarter of 2008, the Company announced that it will cease manufacturing at its facility in Suzhou, China, which was acquired from EAC in November 2007.  During the third quarter of 2008, the Company announced that it will close its manufacturing facility in Orchard Park, NY, which was acquired from Intellisensing, LLC in October 2007.  The operations at these facilities will be relocated to existing facilities of the Company which currently have excess capacity.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con’t) – Unaudited

The above initiatives are expected to be completed over the next six to twelve months.  The total cost for these facility shutdowns and consolidations is expected to be approximately $4.1 million to $5.3 million of which $2.9 million has been incurred through June 27, 2008.  The major categories of costs include the following:

a.	Severance and retention - $0.5 million - $0.8 million;
b.	Production inefficiencies and revalidation - $2.4 million - $2.8 million;
c.	Accelerated depreciation and asset write-offs - $0.6 million - $0.7 million;
d.	Personnel - $0.3 million - $0.5 million; and
e.	Other - $0.3 million - $0.5 million.

All categories of costs are considered to be cash expenditures, except accelerated depreciation and asset write-offs.  For the six months ended June 27, 2008 and June 29, 2007 expenses of $0.5 million related to the Electrochem facility expansion, Suzhou, China shutdown and Orchard Park facility consolidation which are included in the Electrochem business segment.  For the six months ended June 27, 2008 and June 29, 2007 costs related to the relocation of the Company’s corporate offices and reorganizing and consolidating various general and administrative and research and development functions of $1.1 million and $0.7 million were included in the IMC business segment, respectively.

Accrued liabilities related to the 2007 & 2008 facility shutdowns and consolidations are comprised of the following (in thousands):

	Severance and retention	Production inefficiencies and revalidation	Accelerated depreciation / asset write-offs	Personnel	Other	Total
Balance, December 29, 2006	$570	$-	$-	$-	$-	$570
Restructuring charges	-	-	531	-	-	531
Write-offs	-	-	(531)	-	-	(531)
Cash payments	-	-	-	-	-	-
Balance, December 28, 2007	$570	$-	$-	$-	$-	$570

Restructuring charges	1,197	114	203	27	88	1,629
Write-offs	-	-	(203)	-	-	(203)
Cash payments	(1,327)	(114)	-	(27)	(88)	(1,556)
Balance, June 27, 2008	$440	$-	$-	$-	$-	$440

(c) Integration costs. During the first half of 2008, the Company incurred costs related to the integration of the companies acquired in 2007 and 2008.  The integration initiatives include the implementation of the Oracle ERP system, training and compliance with Company policies and procedures to support the compliance and regulatory environment of an SEC registered company, as well as the implementation of lean manufacturing and six sigma initiatives.  The expenses are primarily outside consultants, travel and communication charges that will not be required in the future.  The Company expects to continue to incur these types of costs for the remainder of 2008 and into the first half of 2009 at a quarterly rate that exceeds the current quarter amount as integration initiatives continue.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con’t) – Unaudited

12.	INCOME TAXES

During the second quarter of 2008, the Company received a nine year tax holiday (i.e. reduction in tax rate) from the Canton of Bern, Switzerland, beginning in 2009.  This resulted in a one time reduction of the Swiss deferred tax liabilities of approximately $0.9 million, which is reflected in the second quarter effective tax rate.  The Company has also negotiated a tax holiday with the Swiss federal authorities; however as this tax holiday is contingent on certain conditions that have not yet been met, no benefit was recorded.

During the second quarter of 2008, there was no change in the balance of unrecognized tax benefits.  As of June 27, 2008, approximately $0.3 million of unrecognized tax benefits would impact goodwill if recognized prior to December 31, 2008 (the adoption date of SFAS No. 141R).  Of the remaining approximately $0.8 million of unrecognized tax benefits, approximately $0.6 million would favorably impact the effective tax rate (net of federal benefit on state issues), if recognized.  We are still analyzing the impact of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB SFAS No. 109, with respect to the 2008 acquisitions.  This analysis is expected to be substantially complete by year end.  The Company anticipates that the total unrecognized tax benefits could significantly change within the next twelve months due to the potentially favorable settlement of a state tax audit currently in process.  The expected benefit is estimated to be approximately $0.5 million.

13.	COMMITMENTS AND CONTINGENCIES

Litigation – The Company is a party to various legal actions arising in the normal course of business. While the Company does not believe that the ultimate resolution of any such pending activities will have a material adverse effect on its results of operations, financial position or cash flows, except as indicated below, litigation is subject to inherent uncertainties.  If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact in the period in which the ruling occurs.

As previously reported, on June 12, 2006, Enpath was named as defendant in a patent infringement action filed by Pressure Products Medical Supplies, Inc. (“Pressure Products”) in the U.S. District Court in the Eastern District of Texas.  Pressure Products alleged that Enpath’s FlowGuard™ valved introducer, which has been on the market for more than three years, infringes claims in the Pressure Products patents and sought damages and injunctive relief.  Revenues from products sold that include the FlowGuard™ valved introducer were approximately $3.0 million, $2.0 million and $1.5 million for 2007, 2006 and 2005, respectively.  Pressure Products made the same allegations against Enpath’s ViaSeal™ prototype introducer, which has not been sold.  Enpath filed an answer denying liability and a counterclaim seeking to invalidate the patents.  Trial began on June 6, 2008 and on June 12, 2008, a jury found that Enpath is infringing the Pressure Products patents, but not willfully, and awarded damages in the amount of $1.1 million, which was significantly less than what was sought.  Pressure Products filed post-trial motions to enforce the judgment and enjoin future sales of FlowGuard™ and ViaSeal™, enhanced damages and is also seeking an award of attorneys’ fees.  Enpath filed a motion to overturn the jury verdict and have the court invalidate the patents as a matter of law.  Following a hearing on those motions on July 31, 2008, the court denied Enpath’s motion to overturn the jury verdict, denied Pressure Products’ motions for enhanced damages and attorneys’ fees (though the court made a limited award of attorneys’ fees incident to Enpath’s counterclaim for antitrust and patent misuse), enjoined sales of ViaSeal™, but permitted future sales of FlowGuard™ provided that

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con’t) – Unaudited

Enpath, pending any appeal, pay into an escrow fund a royalty of between $1.50 and $2.25 for each sale of a FlowGuard™ valved introducer.  Although there can be no assurance as to the ultimate outcome, Enpath continues to believe that Pressure Products’ case is without merit and intends to appeal the verdict to the U.S. Court of Appeals for the Federal Circuit.  During the second quarter of 2008 the Company incurred $2.9 million ($3.9 million year-to-date) of costs related to this litigation.

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

The change in aggregate product warranty liability for the quarter ended June 27, 2008 is as follows (in thousands):

Beginning balance at March 28, 2008	$1,203
Additions to warranty reserve	805
Warranty claims paid	(635)
Ending balance at June 27, 2008	$1,373

Purchase Commitments – Contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.  Our purchase orders are normally based on our current manufacturing needs and are fulfilled by our vendors within short time horizons.  We enter into blanket orders with vendors that have preferred pricing and terms, however these orders are normally cancelable by us without penalty.  As of June 27, 2008, the total contractual obligation related to such expenditures is approximately $15.5 million and primarily relate to the construction of our new Electrochem manufacturing facility and the expansion of our corporate offices as well as material purchase commitments.  These commitments will be financed by existing cash, short-term investments or cash generated from operations.  We also enter into contracts for outsourced services; however, the obligations under these contracts were not significant and the contracts generally contain clauses allowing for cancellation without significant penalty.

Operating Leases - The Company is a party to various operating lease agreements for buildings, equipment and software.  Minimum future annual operating lease payments are $1.3 million for the remainder of 2008; $1.8 million in 2009; $1.4 million in 2010; $1.3 million in 2011; $1.4 million in 2012 and $3.4 million thereafter.  The Company primarily leases buildings, which accounts for the majority of the future lease payments.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con’t) – Unaudited

Foreign Currency Contract - In December 2007, the Company entered into a forward contract to purchase 80,000,000 CHF, at an exchange rate of 1.1389 CHF per one U.S. dollar, in order to partially fund the purchase price of Precimed, which was payable in Swiss Francs.  In January 2008, the Company entered into an additional forward contract to purchase 20,000,000 CHF at an exchange rate of 1.1156 per one U.S. dollar.  The Company entered into a similar foreign exchange contract in January 2008 in order to fund the purchase price of the Chaumont Facility, which was payable in Euros.  The net result of the above contracts, which were settled upon the funding of the respective acquisitions, was a gain of $2.4 million, $1.6 million of which was recorded in the first quarter of 2008 as other income.

14.	EARNINGS PER SHARE

The following table reflects the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007
Numerator for basic earnings per share:
Net income (loss)	$5,805	$(3,399)	$2,431	$7,270
Effect of dilutive securities:
Interest expense on convertible notes and related deferred financing fees, net of tax	223	-	-	-
Numerator for diluted earnings (loss) per share	$6,028	$(3,399)	$2,431	$7,270

Denominator for basic earnings (loss) per share:
Weighted average shares outstanding	22,536	22,160	22,461	22,087
Effect of dilutive securities:
Convertible subordinated notes	1,296	-	-	-
Stock options and unvested restricted stock	103	-	109	280
Dilutive potential common shares	1,399	-	109	280
Denominator for diluted earnings per share	23,935	22,160	22,570	22,367

Basic earnings (loss) per share	$0.26	$(0.15)	$0.11	$0.33
Diluted earnings (loss) per share	$0.25	$(0.15)	$0.11	$0.33

The diluted weighted average share calculations do not include the following as they are not dilutive to the earnings per share calculations:

	Three months ended		Six months ended
	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007

Time based stock options and restricted stock	1,804,000	1,720,000	1,570,000	513,000
Performance based stock options and
restricted stock units	276,000	362,000	276,000	362,000
Convertible subordinated notes	-	1,296,000	1,296,000	2,758,000

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con’t) – Unaudited

15.	COMPREHENSIVE INCOME (LOSS)

The Company’s comprehensive income (loss) as reported in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) includes net income (loss), foreign currency translations gains (losses), unrealized loss on its interest rate swap and the net unrealized gain (loss) on short-term investments available for sale, adjusted for any realized gains/losses.

The Company translates all assets and liabilities of the foreign operations of Precimed and the Chaumont Facility acquired in 2008 at the period-end exchange rate and translates sales and expenses at the average exchange rates in effect during the period.  The net effect of these translation adjustments is recorded in the condensed consolidated financial statements as comprehensive income (loss).  The aggregate translation adjustment for 2008 was $5.3 million.  Translation adjustments are not adjusted for income taxes as they relate to permanent investments in the Company’s foreign subsidiaries.  Net foreign currency transaction gains and losses included in other income amounted to a gain for the second quarter of 2008 of $0.1 million and a loss of $0.2 million during the first six months of 2008.

The Company has designated its interest rate swap - see Note 7 - as a cash flow hedge under SFAS No. 133.  Accordingly, the effective portion of any change in the fair value of the swap is recorded in comprehensive income (loss), net of tax.  The net unrealized gain on the Company’s interest rate swap recorded in comprehensive income was $0.8 million for the second quarter of 2008 and is reported net of a deferred income tax liability of $0.4 million.  The net unrealized gain on the Company’s interest rate swap recorded in comprehensive income was $0.3 million for the first six months of 2008 and is reported net of a deferred income tax liability of $0.2 million.

The net unrealized gain (loss) on short-term investments available for sale – see Note 4 - of $0.02 million and ($0.9 million) is reported in the condensed consolidated financial statements net of a deferred tax expense of $0.01 million and benefit of $0.3 million for the six month period ending June 27, 2008 and June 29, 2007, respectively.  The net unrealized loss on short-term investments available for sale – see Note 4 - of ($0.02 million) and ($0.6 million) is reported in the condensed consolidated financial statements net of a deferred tax benefit of $0.01 million and benefit of $0.5 million for the three month period ending June 27, 2008 and June 29, 2007, respectively.

16.	BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates its business in two reportable segments – Implantable Medical Components (“IMC”) and Electrochem.  The IMC segment includes sales of Cardiac Rhythm Management (“CRM”) and Neuromodulation, Therapy Delivery and Orthopedic products.  The Therapy Delivery product line was added through the acquisitions of Enpath (2nd Qtr.) and Quan (4th Qtr.) in 2007.  The orthopedic product line was added through the acquisition of Precimed and the Chaumont Facility in the first quarter of 2008.  The Electrochem segment includes revenue from the Company’s wholly-owned subsidiary Electrochem Solutions, Inc. Electrochem designs and manufactures high performance batteries and battery packs for use in the oil and gas exploration, pipeline inspection, telematics, oceanography equipment, seismic, communication, military and aerospace applications.  With the acquisitions of EAC and IntelliSensing in the fourth quarter of 2007, the Electrochem business includes revenue from the design and manufacturing of rechargeable battery and wireless sensor systems.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con’t) – Unaudited

The Company defines segment income from operations as sales less cost of sales including amortization and expenses attributable to segment-specific selling, general and administrative, research, development and engineering expenses, and other operating expenses.  Segment income also includes a portion of non-segment specific selling, general and administrative, and research, development and engineering expenses based on allocations appropriate to the expense categories.  The remaining unallocated operating expenses are primarily corporate and administrative function expenses.  The unallocated operating expenses along with other income and expense are not allocated to reportable segments.  Transactions between the two segments are not significant.  The first quarter of 2008 results for the IMC segment include $6.4 million and $2.2 million of inventory step-up amortization and IPR&D expense, respectively, related to the acquisitions in 2007 and 2008.  The second quarter of 2007 results for the IMC segment include $0.2 million and $18.4 million of inventory step-up amortization and IPR&D expense, respectively, related to the acquisitions in 2007.

An analysis and reconciliation of the Company’s business segment information to the respective information in the condensed consolidated financial statements is as follows (in thousands):

	Three months ended		Six months ended
	June 27,	June 29,	June 27,	June 29,
Sales:	2008	2007	2008	2007
IMC
CRM/Neuromodulation	$64,781	$66,007	$122,990	$131,203
Therapy Delivery	15,781	1,585	32,303	1,585
Orthopedic	40,974	-	68,760	-
Total IMC	121,536	67,592	224,053	132,788
Electrochem	20,112	10,870	39,749	22,534
Total sales	$141,648	$78,462	$263,802	$155,322

Segment income (loss) from operations:
IMC	$13,909	$(4,504)	$12,686	$7,217
Electrochem	2,720	2,410	4,996	5,132
Total segment (loss) income from operations	16,629	(2,094)	17,682	12,349
Unallocated operating expenses	(5,277)	(4,257)	(10,470)	(8,094)
Operating income (loss) as reported	11,352	(6,351)	7,212	4,255
Unallocated other income (expense)	(3,178)	4,396	(4,756)	9,597
Income (loss) before provision for
income taxes as reported	$8,174	$(1,955)	$2,456	$13,852

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con’t) – Unaudited

Sales by geographic area are presented in the following table by allocating sales from external customers based on where the products are shipped to (in thousands):

	Three months ended		Six months ended
	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007
Sales by geographic area:
United States	$68,944	$33,299	$132,115	$70,985
Non-Domestic locations:
France	23,118	3,787	36,617	6,497
United Kingdom	17,445	20,552	32,839	38,264
Puerto Rico	14,251	10,345	26,750	17,484
All other	17,890	10,479	35,481	22,092
Consolidated sales	$141,648	$78,462	$263,802	$155,322

Long-lived tangible assets by geographic area are as follows (in thousands):

	As of
	June 27,	December 28,
	2008	2007
Long-lived tangible assets:
United States	$129,796	$111,364
Non-Domestic locations	53,287	18,873
Consolidated long-lived assets	$183,083	$130,237

Four customers accounted for a significant portion of the Company’s sales as follows:

	Three months ended		Six months ended
	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007

Customer A	16%	25%	17%	26%
Customer B	13%	14%	13%	14%
Customer C	13%	30%	13%	29%
Customer D	14%	0%	12%	0%
Total	56%	69%	55%	69%

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con’t) – Unaudited

17.	IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2008, the FASB issued Staff Position (“FSP”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP concluded that all outstanding unvested share-based payment awards (restricted stock) that contain rights to nonforfeitable dividends are considered participating securities. Accordingly, the two-class method of computing basic and diluted EPS is required for these securities. The Company is still evaluating the impact of FSP 03-6-1 on its consolidated financial statements, which will be effective beginning in fiscal year 2009.

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion (Including Partial Cash Settlement).”  This FSP requires issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) separately account for the liability and equity components of those instruments in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The Company is still evaluating the impact of FSP APB 14-1 on its consolidated financial statements, but currently believes that it will have a material impact on its consolidated statement of operations, primarily through increased interest expense, given that $198 million of its convertible debt outstanding (See Note 7) has a cash settlement feature.  This FSP is effective for the Company beginning in fiscal year 2009.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations.  This Statement replaces FASB Statement No. 141, Business Combinations but retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations.  This Statement also retains the guidance in SFAS No. 141 for identifying and recognizing intangible assets separately from goodwill.  However, SFAS No. 141(R) significantly changed the accounting for business combinations with regards to the number of assets and liabilities assumed that are to be measured at fair value, the accounting for contingent consideration and acquired contingencies as well as the accounting for direct acquisition costs and IPR&D.  SFAS No. 141(R) is effective for acquisitions consummated beginning in fiscal year 2009 and will materially impact the Company’s consolidated financial statements if an acquisition is consummated after the date of adoption.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This Statement amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  The Company is still evaluating the impact of SFAS No. 160 on its consolidated financial statements, which is effective beginning in fiscal year 2009.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con’t) – Unaudited

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  This Statement defines fair value, establishes a framework for measuring fair value while applying generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions based on market data obtained from independent sources and (2) the reporting entity’s own assumptions developed based on unobservable inputs.  In February 2008, the FASB issued FSP FAS 157-b—Effective Date of FASB Statement No. 157.  This FSP (1) partially defers the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities and (2) removes certain leasing transactions from the scope of SFAS No. 157.  The provisions of SFAS No. 157 applicable to the Company beginning in fiscal year 2008 did not have a material effect on its consolidated financial statements.  The Company is still evaluating what impact the provisions of SFAS No. 157 that were deferred will have on its consolidated financial statements, which are effective beginning in fiscal year 2009.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Business

Greatbatch, Inc. is a leading developer and manufacturer of critical products used in medical devices for the cardiac rhythm management, neuromodulation, vascular, orthopedic and interventional radiology markets.  Additionally, Greatbatch, Inc. is a leader in the design, manufacture and distribution of electrochemical cells, battery packs and wireless sensors for demanding applications such as oil and gas exploration, pipeline inspection, military, asset tracking, oceanography, external medical and seismic surveying.  When used in this report, the terms “we,” “us,” “our” and the “Company” mean Greatbatch, Inc. and its subsidiaries. We believe that our proprietary technology, close customer relationships, multiple product offerings, market leadership and dedication to quality provide us with competitive advantages and create a barrier to entry for potential market entrants.

The Company operates its business in two reportable segments – Implantable Medical Components (“IMC”) and Electrochem.  The IMC segment includes sales of Cardiac Rhythm Management (“CRM”) and Neuromodulation, Therapy Delivery and Orthopedic products.  The Therapy Delivery product line was added through the acquisitions of Enpath Medical, Inc. (2nd Qtr.) and Quan Emerteq, LLC (4th Qtr.) in 2007.  The orthopedic product line was added through the acquisition of P Medical Holdings SA (“Precimed”) and the DePuy Orthopedics Chaumont, France manufacturing facility (the “Chaumont Facility”) in the first quarter of 2008.  The Electrochem segment includes revenue from the Company’s wholly-owned subsidiary Electrochem Solutions, Inc.  Electrochem designs and manufactures high performance batteries and battery packs for use in the oil and gas exploration, pipeline inspection, telematics, oceanography equipment, seismic, communication, military and aerospace applications.  With the acquisitions of Engineered Assemblies Corporation (“EAC”) and IntelliSensing, LLC (“Intellisensing”) in the fourth quarter of 2007, the Electrochem business includes revenue from the design and manufacturing of rechargeable battery and wireless sensor systems.

Our Customers

Our IMC customers include leading Original Equipment Manufacturers (“OEM”), in alphabetical order here and throughout this report, such as Biotronik, Boston Scientific, DePuy Orthopedics, Johnson & Johnson, Medtronic, the Sorin Group, Smith & Nephew, St. Jude Medical and Zimmer Holdings, Inc.  The nature and extent of our selling relationships with each IMC customer are different in terms of breadth of component products purchased, purchased product volumes, length of contractual commitment, ordering patterns, inventory management and selling prices.  During 2007 and in the first quarter of 2008, we completed five acquisitions in the IMC market consistent with our strategic objective to diversify our customer base and market concentration.  During the second quarter of 2008, Boston Scientific, DePuy Orthopedics, Medtronic and St. Jude Medical, collectively accounted for 56% of our total sales, compared to 69% for the first quarter of 2007.  Additionally, for the second quarter of 2008 sales from the CRM market were below 50% of total sales compared to approximately 85% for the same period in 2007.

We have entered into long-term supply agreements with some of our customers.  Our previous agreement with Boston Scientific, pursuant to which Boston Scientific purchases filtered feedthroughs, was amended during the second quarter of 2008 and now extends through December 2010.  The contract contains minimum orders quantities as a percentage of demand and fixed pricing.

Our Electrochem customers are companies involved in the oil and gas exploration, pipeline inspection, telematics, oceanography equipment, seismic, communication, military and aerospace markets including Halliburton Company, Weatherford International, General Electric and PathFinder Energy Services.

Financial Overview

Consolidated sales in the second quarter of 2008 were $141.6 million, including $64.2 million related to our acquisitions in 2007 and 2008, an increase of 81% over the prior year quarter and 16% sequentially. Excluding acquisitions, sales for the second quarter of 2008 increased by 1% over the prior year, which was primarily due to higher Electrochem sales offset by slightly lower sales of CRM products.

Operating income increased to $11.4 million for the second quarter of 2008, compared to a loss of $6.4 million and $4.1 million for the second quarter of 2007 and first quarter of 2008, respectively.  Operating income for the second quarter of 2008 included $2.9 million of acquisition related charges, consolidation costs and integration expenses compared to $20.5 million for the same period in 2007 and $9.7 million for the first quarter of 2008.  Operating profitability has been negatively impacted from our acquisitions in 2007 and 2008. Accordingly, we have begun to put in place multiple consolidation initiatives aimed at streamlining our operations and improving operating profitability.  The progress made on these initiatives can be seen by the significant improvement in operating income from the first to the second quarter of 2008.  In general, we expect it will take two years to fully implement all of our initiatives.

As of the end of the second quarter of 2008, cash and short-term investments totaled $21.6 million.  These funds along with the cash generated from operations ($27.4 million for the first six months of 2008) and the availability under our line of credit are sufficient to meet our operating and investment activities for the foreseeable future, including the cash expenditures relating to our consolidation initiatives.

Our CEO’s View

Over the past year, we have worked diligently to find and complete strategic acquisitions that will improve the overall diversification of our business.  These acquisitions offer significant opportunities to leverage the core operational and product development strengths of the company to significantly enhance our long term growth and profitability.  This diversification strategy has helped expand our opportunity within a variety of new markets, including orthopedics and therapy delivery.  As part of the acquisitions, we were able to add proprietary technologies and product lines to our portfolio as well as strategic manufacturing and product development capabilities.  In addition, we expanded and diversified our global customer relationships.

Although the acquisitions clearly diversified our customer base and reduced our concentration with a few key accounts, it also created additional opportunities to sell a broader portfolio of products across multiple divisions within these key accounts. Instead of simply selling just to the cardiac rhythm management business within one of our customers, we can now sell to their orthopedics, neuromodulation, or therapy delivery businesses. We have taken great strides in diversifying our company and we will continue to integrate these new businesses and look for ways to drive both near term and long term revenue gains.

A key element of our strategy is focused on streamlining our operations and optimizing our production. We have a history of successfully optimizing and consolidating our operations. We have already identified and implemented several key initiatives to enhance the operating performance of these new businesses and move them closer to our operating model. As evidenced by the substantial improvement in our operating margin this quarter over the first quarter of 2008, we have begun to realize several of the benefits immediately. We have approached this initiative on several different fronts and have a detailed plan which will be implemented over the next two years.

Product Development

Currently, we are developing a series of new products for customer applications in the CRM, Neuromodulation, Therapy Delivery, Orthopedics and Commercial markets.  Some of the key development initiatives include:

1.	Continue the evolution of our Q series high rate ICD batteries;
2.	Continue development of MRI compatible product lines;
3.	Integrate Biomimetic coating technology with therapy delivery devices;
4.	Complete design of next generation steerable catheters;
5.	Further minimally invasive surgical techniques for orthopedics industry;
6.	Develop disposable instrumentation;
7.	Provide wireless sensing solutions to Electrochem customers; and
8.	Develop a charging platform for commercial secondary offering.

In May 2008 we announced the execution of a letter of intent in which The Sorin Group will leverage our MRI technology in their future CRM devices. At the same time we continue to explore and develop similar relationships with other customers in both the CRM and Neuromodulation space. The leadwire system is just one aspect of our goal to continue to deliver innovative solutions for our customers that improve the functionality, safety, and efficiency of their products.

Approximately $2.3 million of the BIOMEC, Inc. (“BIOMEC”) acquisition purchase price was allocated to the estimated fair value of acquired in-process research and development (“IPR&D”) projects that had not yet reached technological feasibility and had no alternative future use as of the acquisition date.  The value assigned to IPR&D relates to projects that incorporate BIOMEC’s novel-polymer coating (biomimetic) technology that mimics the surface of endothelial cells of blood vessels.  We expect various products that utilize the biomimetic coatings technology to be commercially launched by OEMs in 2010 once Food and Drug Administration (“FDA”) approval is received.  There were no significant changes from our original estimates with regards to these projects during the second quarter of 2008.

Approximately $13.8 million of the Enpath acquisition purchase price was allocated to the estimated fair value of acquired IPR&D projects that had not yet reached technological feasibility and had no alternative future use.  These projects primarily represent the next generation of introducer and catheter products already being sold by Enpath which incorporate new enhancements and customer modifications.  We expect to commercially launch various introducer products in 2008 and 2009 which will replace existing products. However, some of the introducer projects acquired have been delayed due to timing of customer adoption and transition and technical difficulties of some of the projects.  The catheter IPR&D project, to which a portion of the Enpath purchase price was allocated, has been put on hold indefinitely in order to allocate resources to more profitable projects.  These delays are not expected to have a material impact on our future results of operations.

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

Cost Savings and Consolidation Efforts

2005 facility shutdowns and consolidations - In the first quarter of 2005, we announced our intent to close the Carson City, NV facility and consolidate the work performed at that facility into the Tijuana, Mexico facility.  This consolidation project was completed in the third quarter of 2007.

In the fourth quarter of 2005, we announced our intent to close both the Columbia, MD facility (“Columbia Facility”) and the Fremont, CA Advanced Research Laboratory (“ARL”).  We also announced that the manufacturing operations at the Columbia Facility will be moved into the Tijuana Facility and that the research, development and engineering and product development functions at the Columbia Facility and at ARL will relocate to the Technology Center in Clarence, NY.  The ARL move and closure portion of this consolidation project was completed in the fourth quarter of 2006.  We ceased operations at the Columbia Facility in June 2008 and the closure is substantially complete.

The total cost for these facility consolidations were approximately $18.7 million of which $18.4 million has been incurred through June 27, 2008.  The major categories of costs include the following:

•	Severance and retention - $7.2 million;
•	Production inefficiencies and revalidation - $1.5 million;
•	Accelerated depreciation and asset write-offs - $1.1 million;
•	Personnel - $6.8 million; and
•	Other - $2.1 million.

All categories of costs are considered to be cash expenditures, except accelerated depreciation and asset write-offs.  The expenses for the facility shutdowns and consolidations are included in the IMC business segment.

2007 & 2008 facility shutdowns and consolidations - In the first quarter of 2007, we announced that we will close our current Electrochem manufacturing facility in Canton, MA and construct a new 80,000 square foot replacement facility in Raynham, MA. This initiative is not cost savings driven but capacity driven for the commercial group.

In the second quarter of 2007, we announced that we will consolidate our corporate offices in Clarence, NY into our existing Research and Development center in Clarence, NY after an expansion of that facility was complete.

As a result of its acquisitions in 2007 and 2008, during the second quarter of 2008, we began reorganizing and consolidating various general and administrative and research and development functions throughout the organization in order to optimize those resources.

During the second quarter of 2008, we announced that we will cease manufacturing at our facility in Suzhou, China, which was acquired from EAC in November 2007.  During the third quarter of 2008, we announced that we will close our manufacturing facility in Orchard Park, NY, which was acquired from Intellisensing, LLC in October 2007.  The operations at these facilities will be relocated to existing facilities of the Company which currently have excess capacity.

The above initiatives are expected to be completed over the next six to twelve months.  The total cost for these facility shutdowns and consolidations is expected to be approximately $4.1 million to $5.3 million of which $2.9 million has been incurred through June 27, 2008.

The major categories of costs include the following:

•	Severance and retention - $0.5 million - $0.8 million;
•	Production inefficiencies and revalidation - $2.4 million - $2.8 million;
•	Accelerated depreciation and asset write-offs - $0.6 million - $0.7 million;
•	Personnel - $0.3 million - $0.5 million; and
•	Other - $0.3 million - $0.5 million.

All categories of costs are considered to be cash expenditures, except accelerated depreciation and asset write-offs.  For the six months ended June 27, 2008 and June 29, 2007, expenses of $0.5 million related to the Electrochem facility expansion, Suzhou, China shutdown and Orchard Park facility consolidation were included in the Electrochem business segment.  For the six months ended June 27, 2008 and June 29, 2007, costs related to the relocation of the Company’s corporate offices and reorganizing and consolidating various general and administrative and research and development functions of $1.1 million and $0.7 million were included in the IMC business segment, respectively.

Integration costs - During the first half of 2008, we incurred costs related to the integration of the companies we acquired in 2007 and 2008.  The integration initiatives include the implementation of the Oracle ERP system, training and compliance with our policies and procedures to support the compliance and regulatory environment of an SEC registered company, as well as the implementation of lean manufacturing and six sigma initiatives.  The expenses are primarily outside consultants, travel and communication charges that will not be required in the future.  We expect to continue to incur these types of costs for the remainder of 2008 and into the first half of 2009 at a quarterly rate that exceeds the current quarter amount as integration initiatives continue.

Our Financial Results

We utilize a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31st.  For 52-week years, each quarter contains 13 weeks.  The second quarter of 2008 and 2007 ended on June 27, and June 29, respectively.  The commentary that follows should be read in conjunction with our condensed consolidated financial statements and related notes and with the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K for the fiscal year ended December 28, 2007.

	Three months ended				Six months ended
	June 27,	June 29,	$	%	June 27,	June 29,	$	%
In thousands, except per share data	2008	2007	Change	Change	2008	2007	Change	Change
IMC
CRM/Neuromodulation	$64,781	$66,007	(1,226)	-2%	$122,990	$131,203	(8,213)	-6%
Therapy Delivery	15,781	1,585	14,196	NA	32,303	1,585	30,718	NA
Orthopedic	40,974	-	40,974	NA	68,760	-	68,760	NA
Total IMC	121,536	67,592	53,944	80%	224,053	132,788	91,265	69%
Electrochem	20,112	10,870	9,242	85%	39,749	22,534	17,215	76%
Total sales	141,648	78,462	63,186	81%	263,802	155,322	108,480	70%
Cost of sales - excluding amortization
of intangible assets	99,332	45,762	53,570	117%	193,077	93,050	100,027	107%
Cost of sales - amortization
of intangible assets	1,721	994	727	73%	3,431	1,942	1,489	77%
Total Cost of Sales	101,053	46,756	54,297	116%	196,508	94,992	101,516	107%
Cost of sales as a % of sales	71.3%	59.6%		11.7%	74.5%	61.2%		13.3%

Selling, general, and administrative expenses (SG&A)	18,657	10,735	7,922	74%	37,004	20,768	16,236	78%
SG&A as a % of sales	13.2%	13.7%		-0.5%	14.0%	13.4%		0.6%

Research, development and engineering costs, net (RD&E)	7,705	6,981	724	10%	16,929	13,433	3,496	26%
RD&E as a % of sales	5.4%	8.9%		-3.5%	6.4%	8.6%		-2.2%

Other operating expense, net	2,881	20,341	(17,460)	-86%	6,149	21,874	(15,725)	-72%
Operating income (loss)	11,352	(6,351)	17,703	NA	7,212	4,255	2,957	69%
Operating margin	8.0%	-8.1%		16.1%	2.7%	2.7%		0.0%

Interest expense	3,209	2,089	1,120	54%	6,640	3,233	3,407	105%
Interest income	(125)	(2,586)	2,461	95%	(521)	(4,442)	3,921	-88%
Other (income) expense, net	94	(3,899)	3,993	102%	(1,363)	(8,388)	7,025	-84%
Provision for income taxes	2,369	1,444	925	64%	25	6,582	(6,557)	-100%
Effective tax rate	29.0%	NA		NA	1.0%	47.5%		-46.5%

Net income (loss)	$5,805	$(3,399)	$9,204	NA	$2,431	$7,270	$(4,839)	-67%
Net margin	4.1%	-4.3%		8.4%	0.9%	4.7%		-3.8%
Diluted earnings (loss) per share	$0.25	$(0.15)	$0.40	NA	$0.11	$0.33	$(0.22)	-67%

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

Second quarter sales for the Implantable Medical Components business segment were $121.5 million, an 80% increase over the prior year quarter and a 19% increase over the first quarter of 2008.

The Cardiac Rhythm Management (CRM) and Neuromodulation product line reported revenues of $64.8 million for the second quarter of 2008, a 2% decrease compared to second quarter 2007 but a sequential increase of 11% from the previous quarter. In comparison to the prior year, the second quarter benefited from the increased adoption of our Q Series high rate ICD batteries as well as higher feedthrough and assembly revenue. However, these benefits were mitigated by lower demand for coated components, due to a customer recall near the end of 2007 unrelated to Greatbatch products, lower ICD battery sales and lower capacitor sales. The second quarter of 2007 includes an increased level of capacitor sales due to a customer supply issue in the first half of 2007.

2008 second quarter revenues for the Therapy Delivery product line were $15.8 million, compared to the first quarter 2008 revenues of $16.5 million.  This decrease was primarily due to lower sales of introducers and leadwires due to timing as well as lower demand from our customers.

The Orthopedic product line reported $41.0 million in sales for the quarter compared to $27.8 million in the first quarter 2008.  This quarter’s results include the full impact of the Chaumont manufacturing facility, which was acquired in February 2008.

Electrochem.  Similar to IMC customers, we have pricing arrangements with our customers that many times do not specify minimum quantities.  Our visibility to customer ordering patterns is over a relatively short period of time.

Second quarter sales for Electrochem were $20.1 million compared to $10.9 million in the second quarter 2007 and $19.6 million in the first quarter 2008.  The increase in sales is a result of the acquisition of EAC ($7.4 million) in November 2007 and increased demand from the oil and gas market.

Cost of sales

Changes from the prior year to cost of sales as a percentage of sales were primarily due to the following:

	June 27, 2008
	Three months	Six months
	ended	ended
Impact of 2008 and 2007 acquisitions (a)	8.7%	8.9%
Inventory step-up amortization(b)	0.0%	2.4%
Amortization of intangible assets (c)	0.5%	0.6%
Lower volume (d)	1.5%	1.9%
Other	1.0%	-0.5%
Total percentage point change to cost of sales as a
percentage of sales	11.7%	13.3%

(a)
We completed seven acquisitions from the second quarter of 2007 to the first quarter of 2008.  The acquired companies are currently operating with a higher cost of sales percentage than our legacy businesses due to less efficient operations and products/contracts that generally carry lower margins.  We are currently in the process of applying our “Lean” manufacturing processes to their operations and formalizing plans for plant consolidation in order to lower cost of sales as a percentage of sales.  These initiatives, as well as increased sales volumes, are expected to help improve our cost of sales percentage over the next two years.

(b)
In connection with our acquisitions in 2008 and 2007, the value of inventory on hand was stepped-up to reflect the fair value at the time of acquisition.  The inventory step-up amortization, which is recorded as cost of sales – excluding intangible amortization, was $6.4 million for the first quarter of 2008 and $0.2 million for the second quarter of 2007. No inventory step-up amortization was recorded in the second quarter of 2008 or the first quarter of 2007.  As of June 27, 2008, there was no remaining inventory step up to be amortized.

(c)
In connection with our acquisitions in 2008 and 2007, the value of technology and patents were recorded on the balance sheet at fair value.  These intangible assets are amortized to cost of sales – amortization of intangible assets over their estimated useful lives.  The incremental amortization expense over the 2007 period related to the amortization of these intangible assets was $727 thousand for the three month period and $1.5 million for the six month period.  This intangible amortization is expected to continue at current levels for the foreseeable future.

(d)
This increase in cost of sales is primarily due to lower production of legacy IMC products (mainly capacitors, ICD batteries and coated components), which absorb a higher amount of fixed costs such as plant overhead and depreciation.  In the prior year period, production volume was higher in response to increased sales and replenishment of safety stock.

We expect our cost of sales as a percentage of sales to decrease over the next several years as a result of our “Lean” initiatives and consolidation efforts, the elimination of excess capacity and the elimination of inventory step-up amortization related to the acquisitions.

SG&A expenses

Changes from the prior year to SG&A expenses were due to the following (in thousands):

	June 27, 2008
	Three months	Six months
	ended	ended
Impact of 2008 and 2007 acquisitions (a)	$4,458	$10,170
Amortization (b)	951	1,955
Enpath litigation fees (c)	2,910	3,855
Professional and consulting fees (d)	421	664
Other	(818)	(408)
Net increase in SG&A	$7,922	$16,236

(a)
We completed seven acquisitions from the second quarter of 2007 to the first quarter of 2008.  Personnel working for the acquired companies in functional areas such as Finance, Human Resources and Information Technology were the primary drivers of this increase.  The remaining increase was for consulting, travel and other administrative expenses to operate these areas.  We are currently in the process of consolidating our administrative operations in order to lower SG&A costs.  These initiatives are expected to be implemented over the next two years as we move to a shared services environment and convert all systems to one ERP system.

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

(c)
Amount represents legal fees incurred in connection with the patent infringement action filed by Pressure Products Medical Supplies, Inc. against Enpath which continued to be defended during the current quarter – see “Litigation.”

(d)	The increase in professional and consulting fees is due to the overall growth and increased complexity of the Company due to our recent acquisitions.

RD&E expenses

Net research, development and engineering costs are as follows (in thousands):

	Three months ended		Six months ended
	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007

Research and development costs	$4,215	$3,911	$9,659	$7,542

Engineering costs	6,181	3,991	12,093	7,122
Less cost reimbursements	(2,691)	(921)	(4,823)	(1,231)
Engineering costs, net	3,490	3,070	7,270	5,891
Total research and development and
engineering costs, net	$7,705	$6,981	$16,929	$13,433

The increase in total research and development and engineering costs, net (“RD&E”) for the three and six months ended June 27, 2008 was primarily a result of the acquisitions in 2007 and 2008, which added $1.3 million to research and development costs and $1.4 million to engineering costs, net for the second quarter of 2008 and added $3.4 million to research and development costs and $2.7 million to engineering costs, net for the full year.  These increases were partially offset by our efforts to streamline these functions during the second quarter of 2008 to better align these resources.  RD&E expenses were 5.4% of sales for the second quarter of 2008 and are expected to remain at these levels for the foreseeable future.

Other Operating Expenses

Acquired In-Process Research and Development - Approximately $2.2 million of the Precimed purchase price and $18.4 million of the Enpath and BIOMEC purchase price was initially allocated to IPR&D projects acquired.  These projects had not yet reached technological feasibility and had no alternative future use as of the acquisition date, thus were expensed in the first quarter of 2008 for Precimed and the second quarter of 2007 for Enpath and BIOMEC.  The valuation of the IPR&D for Precimed is preliminary in nature and is subject to adjustment as additional information is obtained.  The valuation will be finalized within 12 months of the close of the acquisition.  Any changes to the preliminary valuation may result in material adjustments to the IPR&D.  The Enpath IPR&D valuation was lowered by $2.3 million during the third quarter of 2007 due to the finalization of assumptions used in the excess earnings analysis.

The remaining other operating expenses are comprised of the following costs (in thousands):

	Three months ended		Six months ended
	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007
(a) 2005 facility shutdowns and consolidations	$113	$1,560	$337	$3,249
(a) 2007 & 2008 facility shutdowns and consolidations	909	145	1,629	282
(a) Integration costs	1,914	-	2,068	-
Asset dispositions and other	(55)	283	(125)	(10)
	$2,881	$1,988	$3,909	$3,521

(a)	Refer to the “Cost Savings and Consolidation Efforts” discussion for disclosure related to the timing and level of remaining expenditures for these items as of June 27, 2008.

Interest expense and interest income

Interest expense for the three and six month periods ended June 27, 2008 is $1.1 million and $3.4 million higher, respectively, than the prior year period primarily due to the additional $80 million of 2.25% convertible notes issued at the end of the first quarter of 2007 and additional amortization of deferred fees and discounts associated with these notes and the notes exchanged during the first quarter of 2007, as well as the additional expense associated with $114 million of debt outstanding used to fund our acquisitions in 2008.  Interest income for the three and six months ended June 27, 2008 decreased by $2.5 million and $3.9 million, respectively, in comparison to the same period of 2007 primarily due to the cash deployed in connection with our acquisitions in 2008 and 2007.  We expect interest expense and income to remain comparable to the current quarter’s level for the foreseeable future.

Other income, net

Gain on foreign currency contracts - In December 2007, we entered into a forward contract to purchase 80,000,000 Swiss Francs (“CHF”), at an exchange rate of 1.1389 CHF per one U.S. dollar, in order to partially fund our acquisition of Precimed, which closed in January 2008 and was payable in Swiss Francs.  In January 2008, we entered into an additional forward contract to purchase 20,000,000 CHF at an exchange rate of 1.1156 per one U.S. dollar.  We entered into a similar foreign exchange contract in January 2008 in order to fund our acquisition of the Chaumont Facility, which closed in February 2008 and was payable in Euros.  The net result of the above transactions was a gain of $2.4 million, $1.6 million of which was recorded in the first quarter of 2008 as other income.

Gain on sale of investment security - In the second quarter of 2007, the Company sold an equity security investment which resulted in a pre-tax gain of $4.0 million.

Gain on extinguishment of debt - In March 2007, we entered into separate, privately negotiated agreements to exchange $117.8 million of our original $170.0 million of 2.25% convertible subordinated notes due 2013 (“CSN I”) for an equivalent principal amount of a new series of 2.25% convertible subordinated notes due 2013.  The primary purpose of this transaction was to eliminate the June 15, 2010 call and put option that is included in the terms of CSN I.  This exchange was accounted for as an extinguishment of debt and resulted in a net pre-tax gain of $4.5 million.

Provision for income taxes

The effective tax rate at the end of the second quarter of 2008 was 1.0% compared to 47.5% for 2007.  The effective tax rate includes the impact of a Swiss tax holiday that was granted during the second quarter which resulted in a reduction of deferred tax liabilities of approximately $0.9 million.  In addition, the first quarter of 2008 and second quarter 2007 effective tax rate includes the impact of the acquired IPR&D written off in connection with the Precimed, BIOMEC and Enpath acquisitions which is not deductible for tax purposes.  The effective tax rate is expected to be approximately 37% for 2008.

Liquidity and Capital Resources

	June 27,	December 28,
(Dollars in millions)	2008	2007

Cash and cash equivalents and short-term investments (a)(b)	$21.6	$40.5
Working capital (b)	$127.0	$116.8
Current ratio (b)	2.42:1.0	2.8:1.0

(a)	Short-term investments consist of investments acquired with maturities that exceed three months and are less than one year at the time of acquisition.
(b)
Cash and cash equivalents and short-term investments decreased primarily due to the cash used to acquire Precimed and the Chaumont Facility partially offset by $114.0 million of net cash received from our revolving line of credit and $27.4 million of cash flow generated from operations.  Our working capital and current ratio remained relatively consistent with year-end amounts.  We expect to use excess cash generated from operations to fund our consolidation and integration initiatives.

Revolving Line of Credit

We have a senior credit facility (the “Credit Facility”) consisting of a $235 million revolving credit facility, which can be increased to $335 million upon our request.  The Credit Facility also contains a $15 million letter of credit subfacility and a $15 million swingline subfacility.  The Credit Facility is secured by our non-realty assets including cash, accounts and notes receivable, and inventories, and has an expiration date of May 22, 2012 with a one-time option to extend to April 1, 2013 if no default has occurred.  Interest rates under the Credit Facility are, at our option, based upon the current prime rate or the LIBOR rate plus a margin that varies with our leverage ratio.  If interest is paid based upon the prime rate, the applicable margin is between minus 1.25% and 0.00%.  If interest is paid based upon the LIBOR rate, the applicable margin is between 1.00% and 2.00%.  We are required to pay a commitment fee between 0.125% and 0.250% per annum on the unused portion of the Credit Facility based on our leverage ratio.

The Credit Facility contains limitations on the incurrence of indebtedness, limitations on the incurrence of liens and licensing of intellectual property, limitations on investments and restrictions on certain payments.  Except to the extent paid for by common equity of Greatbatch or paid for out of cash on hand, the Credit Facility limits the amount paid for acquisitions in total to $100 million.  The restrictions on payments, among other things, limit repurchases of Greatbatch’s stock to $60 million and limits our ability to make cash payments upon conversion of our subordinated notes.  These limitations can be waived upon our request and approval of a simple majority of the lenders.  Such waiver was obtained in order to fund the Precimed acquisition.

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

In connection with our acquisition of Precimed and the Chaumont Facility, we borrowed $117 million under our revolving line of credit during the first quarter of 2008.  We repaid $3.0 million under this revolving line of credit during the second quarter of 2008.  The weighted average interest rate on these borrowings as of March 28, 2008 was 5.0% which resets based upon the six-month ($87 million), three-month ($15 million), two-month ($8 million) and one-month ($4 million) LIBOR rate.  Based upon current capital needs in connection with the new Electrochem facility as well as the expansion of our corporate offices, we currently do not anticipate making significant principal payments on the revolving line of credit within the next twelve months.

Interest Rate Swap – During the first quarter of 2008, we entered into an $80 million notional receive floating-pay fixed interest rate swap indexed to the six-month LIBOR rate that expires on July 7, 2010.  The objective of this swap is to hedge against potential changes in cash flows on $80 million of our revolving line of credit, which is indexed to the six-month LIBOR rate.  No credit risk was hedged.  The receive variable leg of the swap and the variable rate paid on the revolving line of credit bear the same rate of interest, excluding the credit spread, and reset and pay interest on the same dates.  We intend to keep electing six-month LIBOR as the benchmark interest rate on the debt.  If we repay the debt we intend to replace the hedged item with similarly indexed forecast cash flows.  The pay fixed leg of the swap bears an interest rate of 3.09%, which does not include the credit spread.

As of June 27, 2008, the interest rate swap had a positive fair value of $0.5 million which was recorded in accumulated other comprehensive income, net of deferred income taxes of $0.2 million.  The portion of the change in fair value of the interest rate swap during the first six months of 2008 that was considered ineffective amounted to $0.05 million.  The amount recorded as an offset to interest expense during the first six months of 2008 related to the interest rate swap was $0.4 million.

Operating activities

Net cash flows from operating activities for the six months ended June 27, 2008 was consistent with the comparable period in 2007.  Increased net income excluding non-cash items (i.e. depreciation, amortization, stock-based compensation, non-cash gains/losses) of $2.8 million was offset by less cash flow provided by operating accounts.  The extinguishment of debt in the first quarter of 2007 resulted in a reclassification of approximately $11.3 million of current income tax liability, which was paid over the remainder of 2007.  This amount was previously recorded as a non-current deferred tax liability on the balance sheet.  The remaining variances can be attributed to the timing of cash receipts and payments, including those related to the companies acquired in 2007 and 2008.

Investing activities

Net cash used in investing activities of $122.1 million for the six months ended June 27, 2008 increased over the comparable period in 2007.  This was primarily the result of the acquisition of Precimed and the Chaumont Facility in 2008 which was funded with borrowings on our revolving line of credit and cash on hand.  The increase in property, plant and equipment purchases relates to construction of our new Electrochem manufacturing facility in Raynham, MA and the expansion of our corporate offices initiated in the third quarter of 2007.  The remaining capital expenditures for 2008 are expected to total approximately $30 million to $35 million and will be paid throughout the remainder of 2008.

Financing activities

Cash flow provided by financing activities for the first six months of 2008 was primarily related to $114.0 million of net borrowings on our revolving line of credit taken in connection with the acquisition of Precimed and the Chaumont Facility.  We repaid $31.7 million of the debt assumed from Precimed simultaneously with the close of the acquisition.  We repaid $7.1 million of debt assumed from Enpath simultaneously with the close of the acquisition.  The 2007 first quarter includes net proceeds of $76.0 million received in connection with the issuance of 2.25% convertible subordinated notes and $6.6 million of financing fees paid related to that transaction and the new revolving credit agreement discussed above. The current portion of long-term debt of $2.0 million is scheduled for repayment in September 2008.

Capital structure

At June 27, 2008, our capital structure consisted of $241.9 million of convertible subordinated notes, $114.0 million of debt under our revolving line of credit and 22.9 million shares of common stock outstanding.  We have $21.6 million in cash, cash equivalents and short-term investments which is sufficient to meet our short-term operating cash flow needs.  If necessary, we have access to $121 million under our available line of credit and are authorized to issue 100 million shares of common stock and 100 million shares of preferred stock.  The market value of our outstanding common stock since our initial public offering has exceeded our book value; accordingly, we believe that if needed we can access public markets to raise additional capital.  Our capital structure allows us to support our internal growth and provides liquidity for corporate development initiatives.  Our current expectation for the remainder of 2008 is that capital spending will be approximately $30 million to $35 million.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements within the meaning of Item 303(a)(4) of Regulation S-K.

Contractual Obligations

The following table summarizes our contractual obligations at June 27, 2008, and the effect such obligations are expected to have on our liquidity and cash flows in future periods, and include the impact of the Precimed and Chaumont Facility acquisitions.

	Payments due by period
	Total	Remainder of 2008	2009-2010	2011-2012	After 2012

Long-Term Debt Obligations (a)	$416,571	$7,783	$22,650	$133,325	$252,813
Operating Lease Obligations (b)	10,598	1,301	3,244	2,684	3,369
Purchase Obligations (b)	15,535	15,535	-	-	-
Pension Obligations (c)	10,736	516	1,972	2,116	6,132
Total	$453,440	$25,135	$27,866	$138,125	$262,314

(a)
Includes the annual interest expense on the convertible debentures of 2.25%, or $5.6 million and our variable-rate revolving line of credit of $5.7 million based upon the period end weighted average interest rate of 5.0%.  These amounts assume the 2010 conversion feature is not exercised on the $52.2 million of 2.25% convertible subordinated notes issued in May 2003 and that the amount outstanding on our revolving line of credit is not repaid until the expiration of the facility in May 2012.  These amounts also do not include the impact of our $80 million notional interest rate swap entered into to hedge a portion of the outstanding revolving line of credit. See Note 7 – “Long-Term Debt” of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q for additional information about our long-term debt obligations.

(b)
See Note 13 – “Commitments and Contingencies” of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q for additional information about our operating lease and purchase obligations.

(c)
See Note 8 – “Pension Plans” of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q for additional information about our pension plan obligations acquired in connection with the Precimed and Chaumont Facility acquisitions.

Litigation

We are a party to various legal actions arising in the normal course of business. While we do not believe that the ultimate resolution of any such pending activities will have a material adverse effect on our consolidated results of operations, financial position or cash flows, except as indicated below, litigation is subject to inherent uncertainties.  If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact in the period in which the ruling occurs.

As previously reported, on June 12, 2006, Enpath was named as defendant in a patent infringement action filed by Pressure Products Medical Supplies, Inc. (“Pressure Products”) in the U.S. District Court in the Eastern District of Texas.  Pressure Products alleged that Enpath’s FlowGuard™ valved introducer, which has been on the market for more than three years, infringes claims in the Pressure Products patents and sought damages and injunctive relief.  Revenues from products sold that include the FlowGuard™ valved introducer were approximately $3.0 million, $2.0 million and $1.5 million for 2007, 2006 and 2005, respectively.  Pressure Products made the same allegations against Enpath’s ViaSeal™ prototype introducer, which has not been sold.  Enpath filed an answer denying liability and a counterclaim seeking to invalidate the patents.  Trial began on June 6, 2008 and on June 12, 2008, a jury found that Enpath is infringing the Pressure Products patents, but not willfully, and awarded damages in the amount of $1.1 million, which was significantly less than what was sought.  Pressure Products filed post-trial motions to enforce the judgment and enjoin future sales of FlowGuard™ and ViaSeal™, enhanced damages and is also seeking an award of attorneys’ fees.  Enpath filed a motion to overturn the jury verdict and have the court invalidate the patents as a matter of law.  Following a hearing on those motions on July 31, 2008, the court denied Enpath’s motion to overturn the jury verdict, denied Pressure Products’ motions for enhanced damages and attorneys’ fees (though the court made a limited award of attorneys’ fees incident to Enpath’s counterclaim for antitrust and patent misuse), enjoined sales of ViaSeal™, but permitted future sales of FlowGuard™ provided that Enpath, pending any appeal, pay into an escrow fund a royalty of between $1.50 and $2.25 for each sale of a FlowGuard™ valved introducer.  Although there can be no assurance as to the ultimate outcome, Enpath continues to believe that Pressure Products’ case is without merit and intends to appeal the verdict to the U.S. Court of Appeals for the Federal Circuit.  During the second quarter of 2008 we incurred $2.9 million ($3.9 million year-to-date) of costs related to this litigation.

During 2002, a former non-medical customer commenced an action alleging that Greatbatch had used proprietary information of the customer to develop certain products.  We have meritorious defenses and are vigorously defending the matter.  The potential risk of loss is between $0.0 and $1.7 million.

Inflation

We utilize certain critical raw materials (including precious metals) in our products that we obtain from a limited number of suppliers due to the technically challenging requirements of the supplied product and/or the lengthy process required to qualify these materials with our customers.  We cannot quickly establish additional or replacement suppliers for these materials because of these requirements.  Additionally, increasing global demand for some of the critical raw materials we need for our business has caused the prices of these materials to increase significantly.  Our results may be negatively impacted by an increase in the price of these critical raw materials.  This risk is partially mitigated as many of the supply agreements with our customers allow us to partially adjust prices for the impact of any raw material price increases and the supply agreements with our vendors have final one-time buy clauses to meet a long-term need.  Historically, raw material price increases have not materially impacted our results of operations.

Impact of Recently Issued Accounting Standards

In June 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP concluded that all outstanding unvested share-based payment awards (restricted stock) that contain rights to nonforfeitable dividends are considered participating securities. Accordingly, the two-class method of computing basic and diluted EPS is required for these securities. We are still evaluating the impact of FSP 03-6-1 on our consolidated financial statements, which will be effective beginning in fiscal year 2009.

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion (Including Partial Cash Settlement).”  This FSP requires issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) separately account for the liability and equity components of those instruments in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. We are still evaluating the impact of FSP APB 14-1 on our consolidated financial statements, but currently believe that it will have a material impact on our consolidated statement of operations, primarily through increased interest expense, given that $198 million of our convertible debt outstanding has a cash settlement feature. This FSP is effective beginning in fiscal year 2009.

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, and requires entities to provide enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair values and amounts of gains and losses on derivative contracts, and disclosures about credit-risk-related contingent features in derivative agreements.  We are still evaluating the impact of SFAS No. 161 on our consolidated financial statements which will be effective beginning in fiscal year 2009.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This Statement amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  We are still evaluating the impact of SFAS No. 160 on our consolidated financial statements, which is effective beginning in fiscal year 2009.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  This Statement defines fair value, establishes a framework for measuring fair value while applying generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions based on market data obtained from independent sources and (2) the reporting entity’s own assumptions developed based on unobservable inputs.  In February 2008, the FASB issued FSP FAS 157-b—Effective Date of FASB Statement No. 157.  This FSP (1) partially defers the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities and (2) removes certain leasing transactions from the scope of SFAS No. 157.  The provisions of SFAS No. 157 applicable to us beginning in fiscal year 2008 did not have a material effect on our consolidated financial statements.  We are still evaluating what impact the provisions of SFAS No. 157 that were deferred will have on our consolidated financial statements, which are effective beginning in fiscal year 2009.

Application of Critical Accounting Estimates

Our unaudited condensed consolidated financial statements are based on the selection of accounting policies and the application of significant accounting estimates, some of which require management to make significant assumptions.  We believe that some of the more critical estimates and related assumptions that affect our financial condition and results of operations are in the areas of inventories, goodwill and other indefinite lived intangible assets, long-lived assets, share-based compensation and income taxes.  For further information, refer to Item 7 “Managements Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 “Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the year ended December 28, 2007.

During the three months ended June 27, 2008, we did not change or adopt new accounting policies that had a material effect on our consolidated financial condition and results of operations.

Forward-Looking Statements

Some of the statements contained in this Quarterly Report on Form 10-Q and other written and oral statements made from time to time by us and our representatives are not statements of historical or current fact. As such, they are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  We have based these forward-looking statements on our current expectations, which are subject to known and unknown risks, uncertainties and assumptions. They include statements relating to:

•	future sales, expenses and profitability;
•	the future development and expected growth of our business and the markets we operate in;
•	our ability to successfully execute our business model and our business strategy;
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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

With our acquisition of Precimed and the Chaumont facility, we significantly increased our exposure to foreign currency exchange rate fluctuations due to transactions denominated in Swiss Francs, British Pounds and Euros.  We are currently in the process of evaluating our foreign currency risk as a result of these transactions in order to develop a plan to best mitigate these risks, which could include the use of various derivative instruments.  A hypothetical 10% change in the value of the U.S. Dollar in relation to our most significant foreign currency exposures would have had an impact of approximately $8 million on our 2008 sales.  This amount is not indicative of the hypothetical net earnings impact due to partially offsetting impacts on cost of sales and operating expenses.

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

We translate all assets and liabilities of our foreign operations of Precimed and the Chaumont Facility acquired in 2008 at the period-end exchange rate and translate sales and expenses at the average exchange rates in effect during the period.  The net effect of these translation adjustments is recorded in the condensed consolidated financial statements as comprehensive income (loss).  The aggregate translation adjustment for the first half of 2008 was $5.3 million.  Translation adjustments are not adjusted for income taxes as they relate to permanent investments in our foreign subsidiaries.  Net foreign currency transaction gains and losses included in other income amounted to a gain of $0.1 million for the second quarter of 2008 and a loss of $0.2 million during the first six months of 2008.  A hypothetical 10% change in the value of the U.S. Dollar in relation to our most significant foreign currency net assets would have had an impact of approximately $10 million on our foreign net assets as of June 27, 2008.

Borrowings under our revolving line of credit bear interest at fluctuating market rates based upon the Prime Rate or LIBOR Rate.  At June 27, 2008, we had $114.0 million outstanding debt under our line of credit and thus were subject to interest rate fluctuations.  To help mitigate this risk, during the first quarter of 2008, we entered into an $80 million notional receive floating-pay fixed interest rate swap indexed to the six-month LIBOR rate that expires on July 7, 2010.  The objective of this swap is to hedge against potential changes in cash flows on $80 million of our revolving line of credit, which is indexed to the six-month LIBOR rate. No credit risk was hedged.  The receive variable leg of the swap and the variable rate paid on the revolving line of credit bear the same rate of interest, excluding the credit spread, and reset and pay interest on the same dates.  We intend to continue electing six-month LIBOR as the benchmark interest rate on the debt. If we repay the debt we intend to replace the hedged item with similarly indexed forecast cash flows.  The pay fixed leg of the swap bears an interest rate of 3.09%, which does not include a credit spread.

As of June 27, 2008, a positive fair value adjustment of $0.3 million was recorded in accumulated other comprehensive income, net of income taxes of $0.2 million related to our swap.  The portion of the change in fair value of the interest rate swap during the first six months of 2008 that was considered ineffective amounted to $0.05 million.  The amount recorded as an offset to interest expense during the first six months of 2008 related to the interest rate swap was $0.4 million.

A hypothetical 10% change in the LIBOR interest rate to the remaining $34 million of floating rate debt would have had an impact of approximately $0.2 million on our 2008 interest expense.  This amount is not indicative of the hypothetical net earnings impact due to partially offsetting impacts on our short-term investments and cash and cash equivalents to interest income.

ITEM 4.  CONTROLS AND PROCEDURES.

a. Evaluation of Disclosure Controls and Procedures.

Our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the SEC as of June 27, 2008.  These disclosure controls and procedures have been designed to provide reasonable assurance that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms.

Based on their evaluation, as of June 27, 2008, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.

b. Changes in Internal Control Over Financial Reporting.

We completed the following acquisitions during 2007 and 2008:

•	Enpath Medical, Inc. on June 15, 2007
•	IntelliSensing, LLC on October 26, 2007
•	Quan Emerteq, LLC on November 16, 2007
•	Engineered Assemblies Corporation on November 16, 2007
•	P Medical Holding SA on January 7, 2008
•	DePuy Orthopedics Chaumont, France manufacturing facility on February 11, 2008

We believe that the internal controls and procedures of the above mentioned acquisitions are reasonably likely to materially affect our internal control over financial reporting.  We are currently in the process of incorporating the internal controls and procedures of these acquisitions into our internal controls over financial reporting.

The Company has begun to extend its Section 404 compliance program under the Sarbanes-Oxley Act of 2002 (the “Act”) and the applicable rules and regulations under such Act to include these acquisitions.  However, the Company excluded the 2007 acquisitions listed above from management’s assessment of the effectiveness of internal control over financial reporting as of December 28, 2007, as permitted by the guidance issued by the Office of the Chief Accountant of the Securities and Exchange Commission.  The Company will report on its assessment of the internal controls of its combined operations within the time period provided by the Act and the applicable SEC rules and regulations concerning business combinations.

There were no other changes in the registrant’s internal control over financial reporting during our fiscal quarter to which this Quarterly Report on Form 10-Q relates that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting, other than the above mentioned acquisitions.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

As previously reported, on June 12, 2006, Enpath was named as defendant in a patent infringement action filed by Pressure Products Medical Supplies, Inc. in the U.S. District Court in the Eastern District of Texas.  Trial began on June 6, 2008, and on June 12, 2008, a jury found that Enpath is infringing the Pressure Products patents, but not willfully, and awarded damages in the amount of $1.1 million, which was significantly less than what was sought.  Pressure Products filed post-trial motions to enforce the judgment and enjoin future sales of FlowGuard™ and ViaSeal™, enhanced damages and is also seeking an award of attorneys’ fees.  Enpath filed a motion to overturn the jury verdict and have the court invalidate the patents as a matter of law.  Following a hearing on those motions on July 31, 2008, the court denied Enpath’s motion to overturn the jury verdict, denied Pressure Products’ motions for enhanced damages and attorneys’ fees (though the court made a limited award of attorneys’ fees incident to Enpath’s counterclaim for antitrust and patent misuse), enjoined sales of ViaSeal™, but permitted future sales of FlowGuard™ provided that Enpath, pending any appeal, pay into an escrow fund a royalty of between $1.50 and $2.25 for each sale of a FlowGuard™ valved introducer.  Although there can be no assurance as to the ultimate outcome, Enpath continues to believe that Pressure Products’ case is without merit and intends to appeal the verdict to the U.S. Court of Appeals for the Federal Circuit.

ITEM 1A.  RISK FACTORS.

There have been no material changes in risk factors as previously disclosed in the Company’s Form 10-K for the year ended December 28, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the Company’s Annual Meeting of Stockholders held on May 20, 2008, the stockholders approved the following:

1.	A proposal to elect nine directors of the Company to serve until the next annual meeting of stockholders or until their successors are duly elected and qualified as follows:

	Votes For	Authority For Individual Withheld
Pamela G. Bailey	20,985,007	434,914
Thomas J. Hook	20,983,724	436,197
Kevin C. Melia	20,985,852	434,069
Dr. Joseph A. Miller, Jr.	20,988,825	431,096
Bill R. Sanford	20,989,270	430,651
Peter H. Soderberg	20,948,596	471,325
William B. Summers, Jr.	20,986,070	433,851
John P. Wareham	20,989,116	430,805
Dr. Helena S. Wisniewski	20,990,125	429,796

2.
A proposal for the ratification of the appointment of Deloitte and Touche LLP as the Company’s Independent Registered Public Accounting Firm.  The proposal received at least 21,149,095 shares voted in favor of the resolution, 263,755 shares voted against, and 7,071 shares abstained from voting.

There were no broker non-votes with regards to the above proposals.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

See the Exhibit Index for a list of those exhibits filed herewith.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREATBATCH, INC.

Dated: August 5, 2008	By:	/s/ Thomas J. Hook
Thomas J. Hook
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Thomas J. Mazza
Thomas J. Mazza
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Marco F. Benedetti
Marco F. Benedetti
Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1*	Amended and Restated Certificate of Incorporation, as amended
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our quarterly report on Form 10-Q ended March 29, 2002).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* - Filed herewith.