Form 10-Q
period 2008-09-26
GREATBATCH, INC.
filed 2008-11-05
CIK 1114483

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter ended September 26, 2008

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

The number of shares outstanding of the Company’s common stock, $0.001 par value per share, as of November 4, 2008 was: 22,912,001 shares.

GREATBATCH, INC.
TABLE OF CONTENTS FOR FORM 10-Q
AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 26, 2008

PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GREATBATCH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS - Unaudited
(in thousands except share and per share data)
	As of
	September 26,	December 28,
ASSETS	2008	2007
Current assets:
Cash and cash equivalents	$20,015	$33,473
Short-term investments available for sale	-	7,017
Accounts receivable, net of allowance of $1,997 in 2008
and $758 in 2007	84,806	56,962
Inventories, net of reserve	98,833	71,882
Refundable income taxes	1,401	377
Deferred income taxes	7,899	6,469
Prepaid expenses and other current assets	5,460	5,044
Total current assets	218,414	181,224
Property, plant and equipment, net	171,297	114,946
Amortizing intangible assets, net	92,301	71,268
Trademarks and tradenames	36,117	32,582
Goodwill	299,858	248,540
Other assets	14,947	15,291
Total assets	$832,934	$663,851
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$53,792	$33,433
Accrued expenses and other current liabilities	35,345	30,975
Total current liabilities	89,137	64,408
Long-term debt	352,315	241,198
Deferred income taxes	43,855	35,346
Other long-term liabilities	4,419	228
Total liabilities	489,726	341,180
Stockholders' equity:
Preferred stock, $0.001 par value, authorized 100,000,000
shares; no shares issued or outstanding in 2008 or 2007	-	-
Common stock, $0.001 par value, authorized 100,000,000
shares; 22,910,699 shares issued and outstanding in 2008 and
22,477,340 shares issued and 22,470,299 shares outstanding in 2007	23	22
Additional paid-in capital	248,570	238,574
Treasury stock, at cost, no shares in 2008 and 7,041 shares in 2007	-	(140)
Retained earnings	94,275	84,215
Accumulated other comprehensive income	340	-
Total stockholders’ equity	343,208	322,671
Total liabilities and stockholders' equity	$832,934	$663,851

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREATBATCH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME - Unaudited
(in thousands except per share data)

	Three months ended		Nine months ended
	September 26,	September 28,	September 26,	September 28,
	2008	2007	2008	2007

Sales	$136,242	$79,009	$400,044	$234,331
Costs and expenses:
Cost of sales - excluding amortization
of intangible assets	92,779	48,647	285,856	141,697
Cost of sales - amortization of intangible assets	1,710	1,222	5,141	3,164
Selling, general and administrative expenses	15,681	11,362	52,685	32,130
Research, development and engineering costs, net	6,793	8,423	23,722	21,856
Acquired in-process research and development	-	(2,260)	2,240	16,093
Other operating expense, net	3,565	1,275	7,474	4,796
Operating income	15,714	10,340	22,926	14,595
Interest expense	3,268	2,112	9,908	5,345
Interest income	(142)	(1,586)	(663)	(6,028)
Gain on sale of investment security	-	-	-	(4,001)
Gain on extinguishment of debt	-	-	-	(4,473)
Other (income) expense, net	(234)	70	(1,597)	156
Income before provision for income taxes	12,822	9,744	15,278	23,596
Provision for income taxes	5,193	4,744	5,218	11,326
Net income	$7,629	$5,000	$10,060	$12,270

Earnings per share:
Basic	$0.34	$0.23	$0.45	$0.55
Diluted	$0.33	$0.22	$0.44	$0.54

Weighted average shares outstanding:
Basic	22,557	22,214	22,493	22,129
Diluted	24,087	23,872	22,697	24,739

Comprehensive income:
Net income	$7,629	$5,000	$10,060	$12,270
Foreign currency translation adjustment	(4,914)	-	366	-
Unrealized loss on interest rate swap, net of tax	(351)	-	(26)	-
Unrealized loss on short-term investments:
Unrealized loss on short-term investments
during the period, net of tax	(20)	-	-	(869)
Less: reclassification adjustment for net realized gain on
short-term investments during the period, net of tax	-	-	-	(2,601)
	(20)	-	-	(3,470)
Other comprehensive income (loss)	(5,285)	-	340	(3,470)
Comprehensive income	$2,344	$5,000	$10,400	$8,800

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREATBATCH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited
(in thousands)

	Nine months ended
	September 26,	September 28,
	2008	2007
Cash flows from operating activities:
Net income	$10,060	$12,270
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	35,206	18,539
Stock-based compensation	8,073	7,092
Gain on sale of investment security	-	(4,001)
Gain on extinguishment of debt	-	(4,473)
Acquired in-process research and development	2,240	16,093
Other non-cash gains	75	(126)
Deferred income taxes	2,837	(8,378)
Changes in operating assets and liabilities:
Accounts receivable	(17,205)	(8,205)
Inventories	(8,055)	(4,936)
Prepaid expenses and other current assets	46	(610)
Accounts payable	15,555	8,721
Accrued expenses and other current liabilities	(631)	(4,090)
Income taxes refundable/payable	(1,163)	2,946
Net cash provided by operating activities	47,038	30,842

Cash flows from investing activities:
Purchase of short-term investments	(2,010)	(59,208)
Proceeds from maturity/disposition of short-term investments	9,027	109,971
Acquisition of property, plant and equipment	(35,830)	(10,852)
Purchase of cost method investments	(2,550)	(1,750)
Acquisitions, net of cash acquired	(104,817)	(109,737)
Other investing activities	266	407
Net cash used in investing activities	(135,914)	(71,169)

Cash flows from financing activities:
Borrowings (repayments) under short-term line of credit	-	(1,000)
Principal payments of long-term debt	(40,651)	(6,093)
Proceeds from issuance of long-term debt	117,000	76,000
Debt issuance costs	-	(6,619)
Issuance of common stock	956	2,699
Excess tax benefits from stock-based awards	171	377
Repurchase of treasury stock	(793)	(205)
Net cash provided by financing activities	76,683	65,159

Effect of foreign currency exchange rates on cash and cash equivalents	(1,265)	-
Net increase (decrease) in cash and cash equivalents	(13,458)	24,832
Cash and cash equivalents, beginning of year	33,473	71,147
Cash and cash equivalents, end of period	$20,015	$95,979

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREATBATCH, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY - Unaudited
(in thousands)

							Accumulated
			Additional	Treasury			Other	Total
	Common Stock		Paid-In	Stock		Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Earnings	Income	Equity

Balance, December 28, 2007	22,477	$22	$238,574	(7)	$(140)	$84,215	$-	$322,671
Stock-based compensation	-	-	4,808	-	-	-	-	4,808
Grant/forfeiture of restricted stock	94	1	(793)	36	793	-	-	1
Vesting of restricted stock units	51	-	-	-	-	-	-	-
Exercise of stock options	61	-	956	-	-	-	-	956
Repurchase of shares to settle employee tax
witholding on vested restricted stock and
restricted stock units	-	-	-	(29)	(653)	-	-	(653)
Tax impact from stock based awards	-	-	80	-	-	-	-	80
Shares issued in connection with
the Quan Emerteq acquisition	60	-	1,473	-	-	-	-	1,473
Shares contributed to 401(k) Plan	168	-	3,472	-	-	-	-	3,472
Net income	-	-	-	-	-	10,060	-	10,060
Total other comprehensive income	-	-	-	-	-	-	340	340
Balance, September 26, 2008	22,911	$23	$248,570	-	$-	$94,275	$340	$343,208

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information (Accounting Principles Board Opinion (“APB”) No. 28, Interim Financial Reporting) and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).  Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole.  In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of Greatbatch, Inc. and its wholly-owned subsidiary Greatbatch Ltd. (collectively “Greatbatch” or the “Company”) for the periods presented.  The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales, expenses, and related disclosures at the date of the financial statements and during the reporting period.  Actual results could differ from these estimates.  The December 28, 2007 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by US GAAP.  For further information, refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2007.  The Company utilizes a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31st. For 52-week years, each quarter contains 13 weeks.  The third quarter of 2008 and 2007 each contained 13 weeks and ended on September 26, and September 28, respectively.

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

This transaction was accounted for under the purchase method of accounting in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141 Business Combinations.  Accordingly, the results of Precimed’s operations were included in the condensed consolidated financial statements from the date of acquisition.  The aggregate purchase price was $82.5 million, consisting of the cash issued at closing to Precimed shareholders ($79.8 million), and other direct acquisition-related costs, including financial advisory, legal and accounting services ($2.7 million).  Additionally, the purchase agreement includes a contingent payment which can range from 0 Swiss Francs (“CHF”) to 12,000,000 CHF depending on Precimed’s 2008 earnings performance.  Based upon the exchange ratio of 0.9173 CHF per one U.S. dollar as of September 26, 2008, the maximum contingent payment would be approximately $11.0 million and is subject to change due to foreign currency fluctuations and the final calculation of the contingent payment in the first quarter of 2009.  During the third quarter of 2008, a $2.5 million contingent payment, which was based upon future earnings, was accrued relating to an acquisition consummated by Precimed in 2006.  The purchase price was funded with cash on hand and borrowings under the Company’s revolving credit agreement. Concurrently with the closing of the acquisition, the Company assumed and immediately repaid $31.7 million of Precimed’s long-term debt.

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

The following table summarizes the preliminary allocation of the cost of the acquisition to the assets acquired and liabilities assumed as of the close of the acquisition (in thousands):

As of
(in thousands)	January 7, 2008
Assets acquired
Current assets	$34,190
Property, plant and equipment	25,534
Acquired IPR&D	2,240
Amortizing intangible assets	28,902
Trademarks and tradenames	3,514
Goodwill	45,073
Other assets	1,275
Total assets acquired	140,728
Liabilities assumed
Current liabilities	25,634
Long-term liabilities	32,600
Total liabilities assumed	58,234
Purchase price	$82,494

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

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

Current assets and current liabilities – The fair value of current assets (except inventory) and current liabilities was assumed to approximate their carrying value as of the acquisition date due to the short-term nature of these assets and liabilities.

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

Intangible assets - The purchase price was allocated to specific intangible assets on a preliminary basis as follows (dollars in thousands):
	Fair value assigned	Weighted average amortization period (years)	Weighted average discount rate
Amortizing intangible assets
Customer relationships	$16,111	20	13%
Technology and patents	11,771	15	14%
Noncompete agreements	1,020	5	13%
	$28,902	17	13%

Trademarks and tradenames	$3,514	indefinite	13%
Acquired IPR&D	$2,240	-	14%

Customer relationships – Customer relationships represent the preliminary estimated fair value of both the contractual and non-contractual customer relationships Precimed has as of the acquisition date.  The primary customers of Precimed include Johnson & Johnson, Smith & Nephew, Stryker, Medtronic and Zimmer, some of which are also customers of Greatbatch.  These relationships were valued separately from goodwill at the amount which an independent third party would be willing to pay for these relationships.  The fair value of customer relationships was determined using the multi-period excess-earnings method, a form of the income approach.  The Company determined that the estimated useful life of the intangible assets associated with the existing customer relationships is approximately 20 years.  This life was based upon historical customer attrition and management’s understanding of the industry and regulatory environment.  The expected cash flows associated with these customer relationships were nominal after 20 years.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

Technology and patents - Technology and patents consists of technical processes, patented and unpatented technology, manufacturing know-how and the understanding with respect to products or processes that have been developed by Precimed and that will be leveraged in current and future products. The fair value of technology and patents acquired was determined utilizing the relief from royalty method.  The Company determined that the estimated useful life of the technology and patents is approximately 15 years. This life is based upon management’s estimate of the product life cycle associated with technology and patents before they will be replaced by new technologies. The expected cash flows associated with technology and patents were nominal after 15 years.

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

Goodwill - The excess of the purchase price over the preliminary fair value of net tangible and intangible assets acquired of $45.1 million was allocated to goodwill.  Various factors contributed to the establishment of goodwill, including: the value of Precimed’s highly trained assembled work force and management team; the expected revenue growth over time that is attributable to increased market penetration from future products and customers; and the incremental value to the Company’s IMC business from expanding and diversifying its revenues.  The goodwill acquired in connection with the Precimed acquisition was allocated to the Company’s IMC business segment and is not deductible for tax purposes.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

DePuy Orthopedics Chaumont, France Facility
On February 11, 2008, Precimed acquired the assets of DePuy Orthopedics (“DePuy”) Chaumont, France manufacturing facility (the “Chaumont Facility”).  The Chaumont Facility produces hip and shoulder implants for DePuy Ireland which distributes them worldwide through various DePuy selling entities.  This transaction, which included a new four year supply agreement with DePuy, enhances Greatbatch’s and Precimed’s strategic relationship with DePuy, one of the largest orthopedic companies in the world.  The addition of this facility will align Precimed closer to its orthopedic customers and further extends its offerings to a full range of orthopedic implants.

This transaction was accounted for under the purchase method of accounting.  Accordingly, the results of the Chaumont Facility were included in our condensed consolidated financial statements from the date of acquisition.  The aggregate purchase price was approximately $28.7 million, consisting of the cash issued to DePuy ($27.0 million), and other direct acquisition-related costs, including financial advisory, transfer tax, legal and accounting fees ($1.7 million).  The aggregate purchase price was preliminarily allocated to the assets acquired ($6.3 million inventory, $13.4 million PP&E) and liability assumed from the Chaumont Facility based on their fair values as of the close of the acquisition, with the amount exceeding the fair value recorded as goodwill ($6.2 million).  As the values of certain assets and liabilities are preliminary in nature, they are subject to adjustment as additional information is obtained, including, but not limited to, the finalization of our valuation, the final reconciliation and confirmation of tangible assets, the Company incurring direct acquisition costs in connection with this transaction and the resolution of tax positions.  Any changes to the preliminary valuation may result in material adjustments to the fair value of the assets and liabilities acquired, as well as goodwill.

Various factors contributed to the establishment of goodwill, including: the value of the Chaumont Facility’s highly trained assembled work force; the expected revenue growth over time and the incremental value to the Company’s Orthopedics business from having the capability to manufacture joint implants; and the strategic partnership established with DePuy, one of the largest orthopedic companies in the world.  Goodwill resulting from the Chaumont Facility acquisition was allocated to the Company’s IMC business segment and is not deductible for tax purposes.

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

	Three months ended		Nine months ended
(Unaudited)	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Sales	$136,242	$119,386	$414,859	$379,746
Net income	7,629	5,686	16,632	23,097
Earnings per share:
Basic	$0.34	$0.25	$0.74	$1.04
Diluted	$0.33	$0.25	$0.72	$0.98

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

The unaudited pro forma information presents the combined operating results of Greatbatch, Precimed, the Chaumont Facility, Enpath, Quan and EAC, with the results prior to the acquisition date adjusted to include the pro forma impact of the amortization of acquired intangible assets and depreciation of fixed assets based on the preliminary purchase price allocation, the elimination of the non-recurring IPR&D charge ($2.2 million in 2008 and $16.1 million in 2007) and inventory step-up amortization recorded by Greatbatch ($6.4 million in 2008 and $1.3 million in 2007), the adjustment to interest income/expense reflecting the cash paid in connection with the acquisition, including acquisition-related expenses, at Greatbatch’s weighted average interest income/expense rate, and the impact of income taxes on the pro forma adjustments utilizing the applicable statutory tax rate, except for IPR&D which is not deductible for tax purposes.  The unaudited pro forma consolidated basic and diluted earnings per share are based on the consolidated basic and diluted weighted average shares of Greatbatch.

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

3.	SUPPLEMENTAL CASH FLOW INFORMATION

	Nine months ended
	September 26,	September 28,
	2008	2007
Noncash investing and financing activities (in thousands):
Net unrealized loss on available-for-sale securities	$-	$(869)
Unrealized loss on interest rate swap, net	(26)	-
Common stock contributed to 401(k) Plan	3,472	2,956
Property, plant and equipment purchases included
in accounts payable	4,170	1,958
Deferred financing fees and acquisition costs included in
accrued expenses and other current liabilities	293	1,029
Exchange of convertible subordinated notes	-	117,782
Shares issued in connection with a 2007 business acquisition	1,473	-

Cash paid during the period for:
Interest	$6,020	$2,429
Income taxes	2,643	16,718
Acquisition of noncash assets and liabilities:
Assets acquired	$167,195	$126,182
Liabilities assumed	58,906	15,678

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

4.	INVENTORIES

Inventories are comprised of the following (in thousands):

	September 26,	December 28,
	2008	2007

Raw materials	$45,545	$38,561
Work-in-process	29,861	19,603
Finished goods	23,427	13,718
Total	$98,833	$71,882

5.	INTANGIBLE ASSETS

Amortizing intangible assets are comprised of the following (in thousands):

	Gross carrying amount	Accumulated amortization	Foreign currency translation	Net carrying amount
September 26, 2008
Purchased technology and patents	$81,639	$(34,113)	$98	$47,624
Customer relationships	46,094	(3,299)	218	43,013
Other	3,508	(1,854)	10	1,664
Total amortizing intangible assets	$131,241	$(39,266)	$326	$92,301

December 28, 2007
Purchased technology and patents	$69,813	$(28,968)	$-	$40,845
Customer relationships	29,983	(840)	-	29,143
Other	2,660	(1,380)	-	1,280
Total amortizing intangible assets	$102,456	$(31,188)	$-	$71,268

Aggregate amortization expense for the third quarter of 2008 and 2007 was $2.6 million and $1.6   million, respectively.  Aggregate amortization expense for the nine months ended September 26, 2008 and September 28, 2007 was $8.1 million and $3.6 million, respectively.  As of September 26, 2008, amortization expense is estimated to be $2.7 million for the remainder of 2008, $10.1 million for 2009, $9.6 million for 2010, $9.5 million for 2011, $9.4 million for 2012 and $8.6 million for 2013.

The change in trademarks and tradenames during 2008 is as follows (in thousands):

Balance at December 28, 2007	$32,582
Acquired in 2008	3,514
Foreign currency translation	21
Balance at September 26, 2008	$36,117

The Company is currently performing a review of its market strategy to determine the best use of its “non-Greatbatch” tradenames, including those acquired with its recent acquisitions.  The outcome of this review may impact the useful lives of the Company’s “non-Greatbatch” tradenames which had a value of $20.3 million as of September 26, 2008.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

The change in goodwill during 2008 is as follows (in thousands):

	IMC	Electrochem	Total
Balance at December 28, 2007	$238,810	$9,730	$248,540
Adjustments to goodwill related to 2007 acquisitions	(29)	213	184
Goodwill recorded for 2008 acquisitions	51,288	-	51,288
Foreign currency translation	(154)	-	(154)
Balance at September 26, 2008	$289,915	$9,943	$299,858

6.	LONG-TERM DEBT

Long-term debt is comprised of the following (in thousands):

	September 26,	December 28,
	2008	2007

Revolving line of credit	$110,000	$-
Convertible subordinated notes
2.25% convertible subordinated notes I, due 2013	52,218	52,218
2.25% convertible subordinated notes II, due 2013	197,782	197,782
Unamortized discount	(7,685)	(8,802)
Total convertible subordinated notes	242,315	241,198
Total long-term debt	$352,315	$241,198

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

The Credit Facility contains limitations on the incurrence of indebtedness, limitations on the incurrence of liens and licensing of intellectual property, limitations on investments and restrictions on certain payments.  Except to the extent paid for by common equity of Greatbatch or paid for out of cash on hand, the Credit Facility limits the amount paid for acquisitions in total to $100 million.  The restrictions on payments, among other things, limit repurchases of Greatbatch’s stock to $60 million and limits the ability of the Company to make cash payments upon conversion of CSN II (as defined below).  These limitations can be waived upon the Company’s request and approval of a simple majority of the lenders.  Such waiver was obtained in order to fund the Precimed acquisition.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

The Credit Facility also requires the Company to maintain a ratio of adjusted EBITDA, as defined in the credit agreement, to interest expense of at least 3.00 to 1.00, and a total leverage ratio, as defined in the credit agreement, of not greater than 5.00 to 1.00 from May 22, 2007 through September 29, 2009 and not greater than 4.50 to 1.00 from September 30, 2009 and thereafter.

The Credit Facility contains customary events of default.  Upon the occurrence and during the continuance of an event of default, a majority of the lenders may declare the outstanding advances and all other obligations under the Credit Facility immediately due and payable.

In connection with the Company’s acquisition of Precimed and the Chaumont Facility, the Company borrowed $117 million under its revolving line of credit in the first quarter of 2008. The Company repaid $7.0 million under the revolving line of credit since that time.  The weighted average interest rate on these borrowings as of September 26, 2008, which does not include the impact of the interest rate swap described below, was 4.1%.  Interest rates reset based upon the six-month ($87 million), three-month ($15 million) and two-month ($8 million) LIBOR rate. Based upon current capital needs, management does not anticipate making significant principal payments on the revolving line of credit within the next twelve months.  As of September 26, 2008, the Company had $125 million available under its revolving line of credit.

Interest Rate Swap – During the first quarter of 2008, the Company entered into an $80 million notional receive floating-pay fixed interest rate swap indexed to the six-month LIBOR rate that expires on July 7, 2010.  The objective of this swap is to hedge against potential changes in cash flows on $80 million of the Company’s revolving line of credit, which is indexed to the six-month LIBOR rate.  No credit risk was hedged.  The receive variable leg of the swap and the variable rate paid on the revolving line of credit bear the same rate of interest, excluding the credit spread, and reset and pay interest on the same dates.  The Company intends to continue electing the six-month LIBOR as the benchmark interest rate on the debt.  If the Company repays the debt it intends to replace the hedged item with similarly indexed forecast cash flows.  The pay fixed leg of the swap bears an interest rate of 3.09%, which does not include the credit spread (currently 1.00%).

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

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

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

The negative fair value of the interest rate swap of $0.04 million as of September 26, 2008 is based on Level 2 measurements in the fair value hierarchy as described in SFAS No. 157 – see Note 8 – and is recorded in other current liabilities.  As of September 26, 2008, a negative fair value adjustment of $0.03 million was recorded in accumulated other comprehensive income, net of income tax benefits of $0.01 million.  No portion of the change in fair value of the interest rate swap during the first nine months of 2008 was considered ineffective.  The amount recorded as an offset to interest expense during the first nine months of 2008 related to the interest rate swap was $0.4 million.

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

The Exchange was accounted for as an extinguishment of debt and resulted in a pre-tax gain of $4.5 million in the first quarter of 2007.  As a result of the extinguishment, the Company had to recapture the tax interest expense that was previously deducted on the extinguished notes.  This resulted in an additional current income tax liability of approximately $11.3 million, which was paid throughout 2007.  This amount was previously recorded as a non-current deferred tax liability on the balance sheet.  The following is a summary of the significant terms of CSN I and CSN II:

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

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

Beginning June 20, 2010, the Company may redeem any of the notes at a redemption price of 100% of their principal amount, plus accrued interest.  Note holders may require the Company to repurchase their notes on June 15, 2010 or at any time prior to their maturity following a fundamental change, as defined in the indenture, at a repurchase price of 100% of their principal amount, plus accrued interest.  The notes are subordinated in right of payment to all of our senior indebtedness and effectively subordinated to all debts and other liabilities of the Company’s subsidiaries.

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

The notes are convertible at the option of the holders at such time as: (i) the closing price of the Company’s common stock exceeds 150% of the conversion price of the notes for 20 out of 30 consecutive trading days; (ii) the trading price per $1,000 of principal is less than 98% of the product of the closing sale price of common stock for each day during any five consecutive trading day period and the conversion rate per $1,000 of principal; (iii) the notes have been called for redemption; (iv) the Company distributes to all holders of common stock rights or warrants entitling them to purchase additional shares of common stock at less than the average closing price of common stock for the ten trading days immediately preceding the announcement of the distribution; (v) the Company distributes to all holders of common stock any form of dividend which has a per share value exceeding 5% of the price of the common stock on the day prior to such date of distribution; (vi) the Company effects a consolidation, merger, share exchange or sale of assets pursuant to which its common stock is converted to cash or other property; (vii) the period beginning 60 days prior to but excluding June 15, 2013; and (viii) certain fundamental changes, as defined in the indenture, occur or are approved by the Board of Directors.

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

The notes are redeemable by the Company at any time on or after June 20, 2012, or at the option of a holder upon the occurrence of certain fundamental changes, as defined in the indenture, affecting the Company.  The notes are subordinated in right of payment to all of our senior indebtedness and effectively subordinated to all debts and other liabilities of the Company’s subsidiaries.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

Beginning with the six-month interest period commencing June 15, 2012, the Company will pay additional contingent interest during any six-month interest period if the trading price of the notes for each of the five trading days immediately preceding the first day of the interest period equals or exceeds 120% of the principal amount of the notes.

Acquired Debt - Concurrently with the close of the Precimed acquisition, the Company assumed and repaid $31.7 million of long-term debt acquired. Additionally, the Company assumed a mortgage note of $2.0 million with a former owner that carried an interest rate of 3%.  The Company repaid this note in full in September 2008.

Deferred Financing Fees - The following is a reconciliation of deferred financing fees for the first nine months of 2008, which are included in other assets (in thousands):

Balance at December 28, 2007	$6,411
Financing costs deferred	14
Amortization during the period	(993)
Balance at September 26, 2008	$5,432

7.	PENSION PLANS

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

The change in the net pension liability for the first nine months of 2008 is as follows (in thousands):

Balance at December 28, 2007	$-
Acquired in 2008	3,534
Net periodic pension cost	581
Foreign currency translation	7
Balance at September 26, 2008	$4,122

Net pension cost is comprised of the following (in thousands):

Nine months ended
September 26, 2008
Service cost	$532
Interest cost	377
Expected return on plan assets	(328)
Net pension cost	$581

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

The principal actuarial assumptions used were as follows:

Discount rate	3.9%
Expected rate of return on plan assets	4.0%
Salary growth	2.6%

The discount rate used is based on the yields of foreign government bonds with a duration matching the duration of the liabilities plus 20 to 30 basis points to reflect the risk of investing in corporate bonds.  The expected rate of return on plan assets reflects long-term earnings expectations on existing plan assets and those contributions expected to be received during the current plan year.  In estimating that rate, appropriate consideration was given to historical returns earned by plan assets in the fund and the rates of return expected to be available for reinvestment.  Rates of return were adjusted to reflect current capital market assumptions and changes in investment allocations.  Equity securities and fixed income securities were assumed to earn a return in the range of 7% to 8% and 3% to 4%, respectively.  The long-term inflation rate was estimated to be 1.8%.  When these overall return expectations are applied to the pension plan’s target allocation, the expected rate of return is determined to be 4.0%.

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

Estimated benefit payments over the next ten years are as follows (in thousands):

Remainder 2008	$242
2009	975
2010	874
2011	940
2012	1,045
2013-2017	5,747

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

8.	FAIR VALUE MEASUREMENTS

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

Level 2 — Valuation is determined from quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar instruments in markets that are not active or by model-based techniques in which all significant inputs are observable in the market.

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

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

Valuation Techniques
Short-term investments available for sale - The fair value of short-term investments available for sale is obtained from an independent pricing service that utilizes multidimensional relational models with observable market data inputs to estimate fair value.  These observable market data inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers and reference data.  The Company’s short-term investments available for sale are categorized in Level 2 of the fair value hierarchy.  The Company did not have any short-term investments available for sale as of September 26, 2008.

Interest rate swap - The fair value of our interest rate swap is obtained from an independent pricing service that utilizes cash flow models with observable market data inputs to estimate fair value.  These observable market data inputs include LIBOR and swap rates.  The Company’s interest rate swap is categorized in Level 2 of the fair value hierarchy.

The following table provides information regarding financial assets and liabilities measured at fair value on a recurring basis (in thousands):

		Fair value measurements at reporting date using
Description	At September 26, 2008	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities
Interest rate swap	$(40)	$-	$(40)	$-

As of September 26, 2008, the Company did not have any nonfinancial assets and liabilities that are recognized or disclosed at fair value on a recurring basis.

9.	STOCK-BASED COMPENSATION

Under SFAS No. 123(R), the Company records compensation costs related to all stock-based awards.  Compensation costs related to share-based payments for the three and nine months ended September 26, 2008 totaled $1.5 million, $1.0 million net of tax, or $0.04 per diluted share and $4.8 million, $3.2 million net of tax, or $0.14 per diluted share, respectively.  This compares to $1.4 million, $0.9 million net of tax, or $0.04 per diluted share and $4.3 million, $2.8 million net of tax, or $0.11 per diluted share for the three and nine months ended September 28, 2007, respectively.

In October 2008, the Board of Directors approved the award of approximately 400,000 performance-based stock options to management in accordance with the Company’s supplemental annual long-term incentive plan.  These stock options were awarded with an exercise price equal to the closing Greatbatch stock price on the date of grant of $21.88.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

The following table summarizes stock option activity related to the Company’s stock-based incentive plans:

	Number of stock options	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value(1) (in millions)

Outstanding at December 28, 2007	1,744,022	$25.04
Granted	442,630	20.09
Exercised	(60,560)	15.79
Forfeited or Expired	(113,400)	26.09

Outstanding at September 26, 2008	2,012,692	$24.17	7.2	$5.8
Exercisable at September 26, 2008	960,380	$25.39	5.8	$2.3

(1)
Intrinsic value is calculated for in-the-money options (exercise price less than market price) outstanding and/or exercisable as the difference between the market price of our common shares as of September 26, 2008 ($25.78) and the exercise price of the underlying options, multiplied by the number of options outstanding and/or exercisable.

The weighted-average fair value and assumptions used to value options granted are as follows:

	Nine months ended
	September 26,	September 28,
	2008	2007
Weighted-average fair value	$7.94	$12.33
Risk-free interest rate	2.92%	4.62%
Expected volatility	40%	41%
Expected life (in years)	5.2	5.4
Expected dividend yield	0%	0%

The following table summarizes restricted stock and restricted stock unit activity related to the Company’s plans:

		Weighted average
	Activity	fair value

Nonvested at December 28, 2007	282,134	$24.96
Shares granted	141,793	20.06
Shares vested	(94,221)	23.72
Shares forfeited	(11,570)	22.15

Nonvested at September 26, 2008	318,136	$23.24

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

10.	OTHER OPERATING EXPENSES

Other operating expenses, net in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income are comprised of the following (in thousands):

	Three months ended		Nine months ended
	September 26,	September 28,	September 26,	September 28,
	2008	2007	2008	2007
(a) 2005 facility shutdowns and consolidations	$335	$1,040	$672	$4,289
(b) 2007 & 2008 facility shutdowns and consolidations	1,322	126	2,954	408
(c) Integration costs	1,812	-	3,876	-
Asset dispositions and other	96	109	(28)	99
	$3,565	$1,275	$7,474	$4,796

(a) 2005 facility shutdowns and consolidations. In the first quarter of 2005, the Company announced its intent to close the Carson City, NV facility and consolidate the work performed at that facility into the Tijuana, Mexico facility.  This consolidation project was completed in the third quarter of 2007.

In the fourth quarter of 2005, the Company announced its intent to close both the Columbia, MD facility (“Columbia Facility”) and the Fremont, CA Advanced Research Laboratory (“ARL”).  The Company also announced that the manufacturing operations at the Columbia Facility will be moved into the Tijuana Facility and that the research, development and engineering and product development functions at the Columbia Facility and at ARL will relocate to the Technology Center in Clarence, NY.  The ARL portion of this consolidation project was completed in the fourth quarter of 2006.  The Columbia Facility portion of this consolidation project was completed in the third quarter of 2008.

The total cost for these facility consolidations was $18.8 million. The major categories of costs include the following:

a.	Severance and retention - $7.4 million;
b.	Production inefficiencies and revalidation - $1.6 million;
c.	Accelerated depreciation and asset write-offs - $1.1 million;
d.	Personnel - $5.9 million; and
e.	Other - $2.8 million.

All categories of costs are considered to be cash expenditures, except accelerated depreciation and asset write-offs.  The expenses for the facility shutdowns and consolidations are included in the IMC business segment.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

Accrued liabilities related to the 2005 facility shutdowns and consolidations are comprised of the following (in thousands):

	Severance and retention	Production inefficiencies and revalidation	Personnel	Other	Total
Balance, December 29, 2006	$2,904	$-	$-	$-	$2,904
Restructuring charges	1,405	1,037	1,678	577	4,697
Cash payments	(2,459)	(1,037)	(1,678)	(577)	(5,751)
Balance, December 28, 2007	$1,850	$-	$-	$-	$1,850

Restructuring charges	159	42	193	278	672
Cash payments	(1,798)	(42)	(193)	(278)	(2,311)
Balance, September 26, 2008	$211	$-	$-	$-	$211

(b) 2007 & 2008 facility shutdowns and consolidations. In the first quarter of 2007, the Company announced that it will close its current Electrochem manufacturing facility in Canton, MA and construct a new 80,000 square foot replacement facility in Raynham, MA. This initiative is not cost savings driven but capacity driven for the commercial group.

In the second quarter of 2007, the Company announced that it will consolidate its corporate offices in Clarence, NY into its existing Research and Development center also in Clarence, NY after an expansion of that facility was complete.  This expansion and relocation was completed in the third quarter of 2008.

As a result of its acquisitions in 2007 and 2008, during the second quarter of 2008, the Company began reorganizing and consolidating various general and administrative and research and development functions throughout the organization in order to optimize those resources.

During the third quarter of 2008, the Company ceased manufacturing at its facility in Suzhou, China, which was acquired from EAC, and closed its manufacturing facility in Orchard Park, NY, which was acquired from Intellisensing, LLC.  Additionally, the Company initiated the consolidation of one Switzerland manufacturing location, which was acquired from Precimed.  The operations at these facilities will be relocated to existing facilities which have excess capacity.

The above initiatives are expected to be completed over the next three to nine months.  The total cost for these facility shutdowns and consolidations is expected to be approximately $5.5 million to $6.9 million of which $3.5 million has been incurred through September 26, 2008.  The major categories of costs include the following:

a.	Severance and retention - $1.5 million - $1.9 million;
b.	Production inefficiencies and revalidation - $1.6 million - $2.0 million;
c.	Accelerated depreciation and asset write-offs - $1.6 million - $2.0 million;
d.	Personnel - $0.3 million - $0.4 million; and
e.	Other - $0.5 million - $0.6 million.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con't) – Unaudited

All categories of costs are considered to be cash expenditures, except accelerated depreciation and asset write-offs.  For the nine months ended September 26, 2008 expenses of $1.1 million related to the Electrochem facility expansion, Suzhou, China shutdown and Orchard Park facility consolidation which are included in the Electrochem business segment.  For the nine months ended September 26, 2008 costs related to the relocation of the Company’s corporate offices and reorganizing and consolidating various general and administrative and research and development functions of $1.4 million were included in the IMC business segment. The costs incurred in 2007 relate to the facility expansion in Raynham, MA and are included in the Electrochem business segment.  As of September 26, 2008 and December 28, 2007, $0.2 million and $0.5 million of accrued consolidation expenses relate to the IMC business segment, respectively.  The remaining $0.4 million of restructuring charges were not allocated as they primarily related to corporate functions.

Accrued liabilities related to the 2007 & 2008 facility shutdowns and consolidations are comprised of the following (in thousands):

	Severance and retention	Production inefficiencies and revalidation	Accelerated depreciation/ asset write-offs	Personnel	Other	Total
Balance, December 29, 2006	$570	$-	$-	$-	$-	$570
Restructuring charges	-	-	531	-	-	531
Write-offs	-	-	(531)	-	-	(531)
Cash payments	-	-	-	-	-	-
Balance, December 28, 2007	$570	$-	$-	$-	$-	$570

Restructuring charges	1,439	461	788	82	184	2,954
Write-offs	-	-	(788)	-	-	(788)
Cash payments	(1,756)	(461)	-	(82)	(184)	(2,483)
Balance, September 26, 2008	$253	$-	$-	$-	$-	$253

Subsequent Event - In October 2008, management of the Company approved a plan for the closure of its Teterboro, New Jersey (Electrochem manufacturing), Blaine, Minnesota (Therapy Delivery manufacturing) and Exton, Pennsylvania (Orthopedics corporate office) facilities. The operations at these facilities will be moved to other existing facilities of the Company with excess capacity.

The total cost for these facility consolidations is estimated to be between $5.7 million and $7.0 million and will be incurred over the next twelve to fifteen months.  The major categories of costs include:

a.	Severance and retention - $2.1 million to $2.5 million;
b.	Production inefficiencies and revalidation - $0.3 million to $0.5 million;
c.	Accelerated depreciation and asset write-offs - $1.5 million to $1.7 million;
d.	Personnel - $1.2 million to $1.4 million; and
e.	Other - $0.6 million to $0.9 million.

(c) Integration costs. During the first nine months of 2008, the Company incurred costs related to the integration of the companies acquired in 2007 and 2008.  The integration initiatives include the implementation of the Oracle ERP system, training and compliance with Company policies as well as the implementation of lean manufacturing and six sigma initiatives.  The expenses are primarily for consultants, relocation and travel costs that will not be required after the integrations are completed.  The Company expects to continue to incur these types of costs for the remainder of 2008 and into the first half of 2009 at a quarterly rate that is consistent with the current quarter amount.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con't) – Unaudited

11.	INCOME TAXES

During the third quarter of 2008, the balance of unrecognized tax benefits increased approximately $0.6 million to $1.7 million.  This is a result of an increase of $0.7 million relating to tax positions taken in the current year, offset by $0.1 million relating to a settlement with a taxing authority.  As of September 26, 2008, approximately $0.9 million of unrecognized tax benefits would impact goodwill if recognized prior to December 31, 2008 (the adoption date of FAS 141R).  Of the remaining approximately $0.8 million of unrecognized tax benefits, approximately $0.6 million would favorably impact the effective tax rate (net of federal benefit on state issues), if recognized.  We are still analyzing the impact of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 Accounting for Uncertainty in Income Taxes, an Interpretation of FASB SFAS No. 109,  with respect to the 2008 acquisitions.  The Company does not anticipate that the total unrecognized tax benefits would significantly change within the next twelve months.

In the fourth quarter of 2008, the Emergency Economic Stabilization Act (the Act) was signed into law.  This Act extended the research and development tax credit for 2008 and 2009, retroactive to the beginning of 2008.  In accordance with US GAAP, reported net earnings for the third quarter of 2008 do not include this benefit, which will be recognized as a reduction in the overall effective tax rate in the fourth quarter.

12.	COMMITMENTS AND CONTINGENCIES

Litigation – The Company is a party to various legal actions arising in the normal course of business. While the Company does not believe that the ultimate resolution of any such pending actions will have a material adverse effect on its results of operations, financial position or cash flows, except as indicated below, litigation is subject to inherent uncertainties.  If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact in the period in which the ruling occurs.

As previously reported, on June 12, 2006, Enpath was named as defendant in a patent infringement action filed by Pressure Products Medical Supplies, Inc. (“Pressure Products”) in the U.S. District Court in the Eastern District of Texas.  Pressure Products alleged that Enpath’s FlowGuard™ valved introducer, which has been on the market for more than three years, infringes claims in the Pressure Products patents and sought damages and injunctive relief.  Revenues from products sold that include the FlowGuard™ valved introducer were approximately $3.0 million, $2.0 million and $1.5 million for 2007, 2006 and 2005, respectively.  Pressure Products made the same allegations against Enpath’s ViaSeal™ prototype introducer, which has not been sold. Enpath filed an answer denying liability and a counterclaim seeking to invalidate the patents. Trial began on June 6, 2008 and on June 12, 2008, a jury found that Enpath is infringing the Pressure Products patents, but not willfully, and awarded damages in the amount of $1.1 million, which was significantly less than what was sought. Pressure Products filed post-trial motions to enforce the judgment, enjoin future sales of FlowGuard™ and ViaSeal™, seek enhanced damages and seek an award of attorneys’ fees.  Enpath filed a motion to overturn the jury verdict and have the court invalidate the patents as a matter of law.  Following a hearing on those motions on July 31, 2008, the Court denied Enpath’s motion to overturn the jury verdict, denied Pressure Products’ motions for enhanced damages and attorneys’ fees (though the court made a limited award of attorneys’ fees related to Enpath’s counterclaim for antitrust and patent misuse), enjoined sales of ViaSeal™, but permitted future sales of FlowGuard™ provided that Enpath, pending any appeal, pay into an escrow fund a royalty of between $1.50 and $2.25 for each sale of a FlowGuard™ valved introducer.  The amount accrued as escrow during the third quarter of 2008 was $0.08 million.  The Court further awarded Pressure Products costs and fees, which were extensively reduced following Enpath’s objections.  Although there can be no assurance as to the ultimate outcome, Enpath continues to believe that Pressure Products’ case is without merit.  Accordingly, Enpath appealed the final judgment to the U.S. Court of Appeals for the Federal Circuit and the appeal was docketed with the Federal Circuit on September 29, 2008.  In connection with the appeals process, the Company was required to post a $1.8 million bond in order to cover any potential pre and post-judgment interest and/or costs.  During the third quarter of 2008 the Company incurred $0.3 million ($4.2 million year-to-date) of costs related to this litigation.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con't) – Unaudited

During 2002, a former non-medical customer commenced an action alleging that Greatbatch had used proprietary information of the customer to develop certain products.  We have meritorious defenses and are vigorously defending the matter.  The potential risk of loss is up to $1.7 million.

Product Warranties - The Company generally warrants that its products will meet customer specifications and will be free from defects in materials and workmanship.  The Company accrues its estimated exposure to warranty claims based upon recent historical experience and other specific information as it becomes available.

The change in aggregate product warranty liability for the quarter ended September 26, 2008 is as follows (in thousands):

Beginning balance at June 27, 2008	$1,373
Additions to warranty reserve	577
Warranty claims paid	(209)
Ending balance at September 26, 2008	$1,741

Purchase Commitments – Contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.  Our purchase orders are normally based on our current manufacturing needs and are fulfilled by our vendors within short time horizons.  We enter into blanket orders with vendors that have preferred pricing and terms, however these orders are normally cancelable by us without penalty.  As of September 26, 2008, the total contractual obligation related to such expenditures is approximately $20.7 million and primarily relate to material purchase commitments.  These commitments will be financed by existing cash, availability under the Company’s line of credit or cash generated from operations.  We also enter into contracts for outsourced services; however, the obligations under these contracts were not significant and the contracts generally contain clauses allowing for cancellation without significant penalty.

Operating Leases - The Company is a party to various operating lease agreements for buildings, equipment and software.  Minimum future annual operating lease payments are $0.6 million for the remainder of 2008; $2.1 million in 2009; $1.6 million in 2010; $1.4 million in 2011; $1.4 million in 2012 and $3.4 million thereafter.  The Company primarily leases buildings, which accounts for the majority of the future lease payments.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con't) – Unaudited

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

13.	EARNINGS PER SHARE (“EPS”)

The following table reflects the calculation of basic and diluted EPS (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 26,	September 28,	September 26,	September 28,
	2008	2007	2008	2007
Numerator for basic earnings per share:
Net income	$7,629	$5,000	$10,060	$12,270
Effect of dilutive securities:
Interest expense on convertible notes and related deferred financing fees, net of tax	223	223	-	1,175
Numerator for diluted earnings per share	$7,852	$5,223	$10,060	$13,445

Denominator for basic earnings per share:
Weighted average shares outstanding	22,557	22,214	22,493	22,129
Effect of dilutive securities:
Convertible subordinated notes	1,296	1,296	-	2,270
Stock options and unvested restricted stock	234	362	204	340
Dilutive potential common shares	1,530	1,658	204	2,610
Denominator for diluted earnings per share	24,087	23,872	22,697	24,739

Basic earnings per share	$0.34	$0.23	$0.45	$0.55
Diluted earnings per share	$0.33	$0.22	$0.44	$0.54

The diluted weighted average share calculations do not include the following as they are not dilutive to the EPS calculations:

	Three months ended		Nine months ended
	September 26,	September 28,	September 26,	September 28,
	2008	2007	2008	2007

Time based stock options and restricted stock	1,375,000	319,000	1,509,259	600,000
Performance based stock options and
restricted stock units	276,000	338,000	276,000	338,000
Convertible subordinated notes	-	-	1,296,000	-

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con't) – Unaudited

14.	COMPREHENSIVE INCOME

The Company’s comprehensive income (loss) as reported in the Condensed Consolidated Statements of Operations and Comprehensive Income includes net income, foreign currency translations gains (losses), unrealized loss on its interest rate swap and the net unrealized loss on short-term investments available for sale, adjusted for any realized gains/losses.

The Company translates all assets and liabilities of its foreign subsidiaries, where the US dollar is not the functional currency, at the period-end exchange rate and translates income and expenses at the average exchange rates in effect during the period.  The net effect of these translation adjustments is recorded in the condensed consolidated financial statements as comprehensive income (loss).  The aggregate translation adjustment for 2008 was $0.4 million.  Translation adjustments are not adjusted for income taxes as they relate to permanent investments in the Company’s foreign subsidiaries. Net foreign currency transaction gains and losses included in other income amounted to a gain of $0.3 million for the third quarter of 2008 and of $0.1 million for the first nine months of 2008.

The Company has designated its interest rate swap - see Note 6 - as a cash flow hedge under SFAS No. 133.  Accordingly, the effective portion of any change in the fair value of the swap is recorded in comprehensive income (loss), net of tax.  The net unrealized loss on the Company’s interest rate swap recorded in comprehensive income was $0.4 million for the third quarter of 2008 and is reported net of a deferred income tax benefit of $0.2 million.  The net unrealized loss on the Company’s interest rate swap recorded in comprehensive income was $0.03 million for the first nine months of 2008 and is reported net of a deferred income tax benefit of $0.01 million.

The net unrealized loss on short-term investments available for sale of $0.02 million for the three month period ending September 26, 2008 is reported in the condensed consolidated financial statements net of a deferred tax benefit of $0.01 million.  The net unrealized loss on short-term investments available for sale of $0.9 million for the nine month period ending September 28, 2007 is reported in the condensed consolidated financial statements net of a deferred tax benefit of $0.5 million.

15.	BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates its business in two reportable segments – Implantable Medical Components (“IMC”) and Electrochem.  The IMC segment includes sales of cardiac rhythm management (“CRM”), neuromodulation, therapy delivery and orthopedic products.  The therapy delivery product line was added through the acquisitions of Enpath (2nd Qtr.) and Quan (4th Qtr.) in 2007.  The orthopedic product line was added through the acquisition of Precimed and the Chaumont Facility in the first quarter of 2008.  The Electrochem segment includes revenue from the Company’s wholly-owned subsidiary Electrochem Solutions, Inc. Electrochem designs and manufactures high performance batteries and battery packs for use in the energy, security, portable medical, environmental, mobile data and process markets.  With the acquisitions of EAC and IntelliSensing in the fourth quarter of 2007, the Electrochem business includes revenue from the design and manufacturing of rechargeable battery and wireless sensor systems.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con't) – Unaudited

The Company defines segment income from operations as sales less cost of sales including amortization and expenses attributable to segment-specific selling, general and administrative, research, development and engineering expenses, and other operating expenses.  Segment income also includes a portion of non-segment specific selling, general and administrative, and research, development and engineering expenses based on allocations appropriate to the expense categories.  The remaining unallocated operating expenses are primarily corporate and administrative function expenses.  The unallocated operating expenses along with other income and expense are not allocated to reportable segments.  Transactions between the two segments are not significant.  IMC segment results for the first nine months of 2008 includes $6.4 million and $2.2 million of inventory step-up amortization and IPR&D expense, respectively, related to the acquisitions in 2007 and 2008.  IMC segment results for the third quarter of 2007 includes $1.1 million and ($2.3 million) of inventory step-up amortization and IPR&D expense, respectively, related to the acquisitions in 2007.  IMC segment results for the first nine months of 2007 includes $1.3 million and $16.1 million of inventory step-up amortization and IPR&D expense, respectively, related to the acquisitions in 2007.

An analysis and reconciliation of the Company’s business segment information to the respective information in the condensed consolidated financial statements is as follows (in thousands):

	Three months ended		Nine months ended
	September 26,	September 28,	September 26,	September 28,
Sales:	2008	2007	2008	2007
IMC
CRM/Neuromodulation	$64,859	$56,956	$187,848	$188,159
Therapy Delivery	14,521	10,047	46,824	11,632
Orthopedic	37,940	-	106,700	-
Total IMC	117,320	67,003	341,372	199,791
Electrochem	18,922	12,006	58,672	34,540
Total sales	$136,242	$79,009	$400,044	$234,331

Segment income from operations:
IMC	$17,904	$10,930	$30,590	$18,147
Electrochem	3,126	2,445	8,122	7,577
Total segment income from operations	21,030	13,375	38,712	25,724
Unallocated operating expenses	(5,316)	(3,035)	(15,786)	(11,129)
Operating income as reported	15,714	10,340	22,926	14,595
Unallocated other income (expense)	(2,892)	(596)	(7,648)	9,001
Income before provision for
income taxes as reported	$12,822	$9,744	$15,278	$23,596

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con't) – Unaudited

Sales by geographic area are presented in the following table by allocating sales from external customers based on where the products are shipped to (in thousands):

	Three months ended		Nine months ended
	September 26,	September 28,	September 26,	September 28,
	2008	2007	2008	2007
Sales by geographic area:
United States	$66,327	$39,189	$198,442	$110,174
Non-Domestic locations:
France	19,237	4,019	55,854	10,516
United Kingdom	19,575	13,289	52,414	51,553
Puerto Rico	13,707	11,131	40,457	28,615
All other	17,396	11,381	52,877	33,473
Consolidated sales	$136,242	$79,009	$400,044	$234,331

Long-lived tangible assets by geographic area are as follows (in thousands):

	As of
	September 26,	December 28,
	2008	2007
Long-lived tangible assets:
United States	$143,142	$111,364
Non-Domestic locations	43,102	18,873
Consolidated long-lived assets	$186,244	$130,237

Four customers accounted for a significant portion of the Company’s sales as follows:

	Three months ended		Nine months ended
	September 26,	September 28,	September 26,	September 28,
	2008	2007	2008	2007

Customer A	17%	25%	17%	26%
Customer B	14%	20%	13%	26%
Customer C	13%	18%	13%	15%
Customer D	13%	0%	12%	0%
Total	57%	63%	55%	67%

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con't) – Unaudited

16.	IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2008, the FASB issued Staff Position (“FSP”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP concluded that all outstanding unvested share-based payment awards (restricted stock) that contain rights to nonforfeitable dividends are considered participating securities. Accordingly, the two-class method of computing basic and diluted EPS is required for these securities. The Company does not believe FSP 03-6-1 will materially impact its consolidated financial statements, which will be effective beginning in fiscal year 2009.

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion (Including Partial Cash Settlement).”  This FSP requires issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) separately account for the liability and equity components of those instruments in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This statement is effective beginning in fiscal year 2009 and will be applied retrospectively to all periods presented in future financial statements.  The Company is still evaluating the impact of FSP APB 14-1 on its consolidated financial statements.  Preliminary estimates indicate that this FSP will increase 2009 non-cash interest expense by approximately $7 million to $8 million and correspondingly reduce 2009 diluted EPS by approximately $0.19 per share to $0.22 per share.

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

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con't) – Unaudited

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  This Statement defines fair value, establishes a framework for measuring fair value while applying US GAAP, and expands disclosures about fair value measurements.  SFAS No. 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions based on market data obtained from independent sources and (2) the reporting entity’s own assumptions developed based on unobservable inputs.  In February 2008, the FASB issued FSP FAS 157-b—Effective Date of FASB Statement No. 157.  This FSP (1) partially defers the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities and (2) removes certain leasing transactions from the scope of SFAS No. 157.  The provisions of SFAS No. 157 applicable to the Company beginning in fiscal year 2008 did not have a material effect on its consolidated financial statements.  The Company is still evaluating what impact the provisions of SFAS No. 157 that were deferred will have on its consolidated financial statements, which are effective beginning in fiscal year 2009.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Business

Greatbatch, Inc. is a leading designer and manufacturer of high quality, innovative products and systems to customers in the cardiac, neuromodulation, orthopedics and commercial markets. When used in this report, the terms “we,” “us,” “our” and the “Company” mean Greatbatch, Inc. and its subsidiaries.  We believe that our proprietary technology, close customer relationships, multiple product offerings, market leadership and dedication to quality provide us with competitive advantages and create a barrier to entry for potential market entrants.

The Company operates its business in two reportable segments – Implantable Medical Components (“IMC”) and Electrochem.  The IMC segment includes sales of cardiac rhythm management (“CRM”), neuromodulation, therapy delivery and orthopedic products.  The therapy delivery product line was added through the acquisitions of Enpath Medical, Inc. (“Enpath”) and Quan Emerteq, LLC (“Quan”) in the second quarter and fourth quarter of 2007, respectively.  The orthopedic product line was added through the acquisition of P Medical Holding SA (“Precimed”) and the DePuy Orthopedics Chaumont, France manufacturing facility (the “Chaumont Facility”) in the first quarter of 2008.  The Electrochem segment includes revenue from the Company’s wholly-owned subsidiary Electrochem Solutions, Inc. (“Electrochem”).  Electrochem designs and manufactures high performance batteries and battery packs for use in the energy, security, portable medical, environmental, mobile data and process markets.  With the acquisitions of Engineered Assemblies Corporation (“EAC”) and IntelliSensing, LLC (“Intellisensing”) in the fourth quarter of 2007, the Electrochem business includes revenue from the design and manufacturing of rechargeable battery and wireless sensor systems.

Our Customers

Our IMC customers include leading Original Equipment Manufacturers (“OEM”), in alphabetical order here and throughout this report, such as Biotronik, Boston Scientific, DePuy Orthopedics, Johnson & Johnson, Medtronic, the Sorin Group, Smith & Nephew, St. Jude Medical and Zimmer Holdings, Inc.  The nature and extent of our selling relationships with each IMC customer are different in terms of breadth of component products purchased, purchased product volumes, length of contractual commitment, ordering patterns, inventory management and selling prices.  During 2007 and in the first quarter of 2008, we completed five acquisitions in the IMC market consistent with our strategic objective to diversify our customer base and market concentration.  For the first nine months of 2008, Boston Scientific, DePuy Orthopedics, Medtronic and St. Jude Medical, collectively accounted for 55% of our total sales, compared to 67% for the comparable 2007 period.  Additionally, for the first nine months of 2008 sales to the CRM market were below 50% of total sales compared to approximately 80% for the same period in 2007.

Our Electrochem customers are companies involved in the energy, security, portable medical, environmental, mobile data and process markets and include Conmed Linvatec, General Electric, Halliburton Company, PathFinder Energy Services, Thales, Weatherford International and Zoll Medical.

Financial Overview

Consolidated sales in the third quarter of 2008 were $136.2 million, including $48.7 million incremental revenue related to our acquisitions in 2007 and 2008, an increase of 72% over the prior year quarter. Excluding acquisitions, sales for the third quarter of 2008 increased by 12% over the prior year primarily due to higher sales of CRM products.  Compared to the second quarter of 2008, sales decreased $5.4 million primarily due to lower orthopedic revenue resulting from holiday shutdowns at our European facilities.

Operating income increased to $15.7 million for the third quarter of 2008, compared to $10.3 million and $11.4 million for the third quarter of 2007 and second quarter of 2008, respectively.  Operating income for the third quarter of 2008 included $3.6 million of acquisition related charges, consolidation costs and integration expenses compared to $0.1 million for the same period in 2007 and $2.9 million for the second quarter of 2008.  Operating margin (operating income/sales) is lower due to the impact of our acquisitions in 2007 and 2008. We have initiated various consolidation initiatives aimed at streamlining our operations and improving operating profitability.  The progress made on these initiatives can be seen by the significant improvement in operating income over the last two quarters.  While this expansion in operating margin is indicative of the type of improvements we are trying to achieve, we do not believe the current quarter’s results can be assumed for a full year run-rate given the non-linear nature of our business.  In particular, the timing of customer orders, inventory production and the implementation of our various operating initiatives can all significantly impact, both positively and negatively, our operating margins from quarter to quarter.

As of the end of the third quarter of 2008, cash and cash equivalents totaled $20.0 million.  These funds along with the cash generated from operations ($47.7 million for the first nine months of 2008) and the availability under our line of credit are sufficient to meet our operating and investment activities for the foreseeable future, including the cash expenditures relating to our consolidation initiatives.  Since the beginning of the year, we have repaid $9 million of our debt.

Our CEO’s View

We have been working diligently on completing the integration of our strategic acquisitions to improve the overall diversification of our business and leverage the core operational and product development strengths of our company.  We believe this will significantly enhance our long term growth and profitability.  This diversification strategy has helped expand our opportunity within a variety of new markets, including the orthopedics and therapy delivery markets.  As part of the acquisitions, we were able to add proprietary technologies and product lines to our portfolio as well as strategic manufacturing and product development capabilities.  In addition, we expanded and diversified our global customer relationships.

Although the acquisitions helped diversify our customer base and reduce our concentration, it also created additional opportunities to sell a broader portfolio of products across multiple divisions within several key accounts. Instead of simply selling just to the cardiac rhythm management sector within one of our customers, we can now sell to their orthopedics business, neuromodulation, and therapy delivery sectors. We have taken great strides in diversifying Greatbatch and will continue to integrate these new businesses and look for ways to drive both near term and long term revenue gains.

Another key element of our strategy is focused on streamlining our operational efficiencies and optimizing our production. At Greatbatch, we have a history of successfully optimizing and consolidating operations. We have already identified and implemented several key initiatives to enhance the operating performance of these new businesses and move them closer to our operating model. As evidenced by the improvement in our operating margin from the second quarter of 2008, we have begun to realize several of the benefits. We have approached this initiative on several different fronts and expect our plans to take two years to implement.

Based on this and our current portfolio of research and development activities, we feel we are in a strong competitive position for future growth and profitability.

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
7.	Provide wireless sensing solutions to commercial customers; and
8.	Develop a charging platform for commercial secondary offering.

In May 2008, we announced the execution of a letter of intent in which the Sorin Group will leverage our MRI technology in their future CRM devices. At the same time we continue to explore and develop similar relationships with other customers in both the CRM and neuromodulation space. The MRI compatible leadwire system is just one aspect of our goal to continue to deliver innovative solutions for our customers that improve the functionality, safety, and efficiency of their products.

Approximately $2.3 million of the BIOMEC, Inc. (“BIOMEC”) purchase price was allocated to the estimated fair value of acquired in-process research and development (“IPR&D”) projects that had not yet reached technological feasibility and had no alternative future use as of the acquisition date.  The value assigned to IPR&D relates to projects that incorporate BIOMEC’s novel-polymer coating (biomimetic) technology that mimics the surface of endothelial cells of blood vessels.  We expect various products that utilize the biomimetic coatings technology to be commercially launched by OEMs in 2009 once Food and Drug Administration (“FDA”) approval is received.  There were no significant changes from our original estimates with regard to these projects during the third quarter of 2008.

Approximately $13.8 million of the Enpath purchase price was allocated to the estimated fair value of acquired IPR&D projects that had not yet reached technological feasibility and had no alternative future use.  These projects primarily represent the next generation of introducer and catheter products already being sold by Enpath which incorporate new enhancements and customer modifications.  We expect to commercially launch various introducer products in 2008 and 2009 which will replace existing products. However, some of the introducer projects acquired have been delayed due to timing of customer adoption and transition and technical difficulties of some of the projects.  Additionally, future sales from our ViaSealTM introducer project have been enjoined due to litigation (See “Litigation”).  The catheter IPR&D project, to which a portion of the Enpath purchase price was allocated, has been put on hold indefinitely in order to allocate resources to more profitable projects.  These delays in introducer and catheter projects are not expected to have a material impact on our results of operations.

Approximately $2.2 million of the Precimed purchase price was allocated to the preliminary estimated fair value of acquired IPR&D projects that had not yet reached technological feasibility and had no alternative future use.  The value assigned to IPR&D related to Reamer, Instrument Kit, Locking Plate and Cutting Guide projects.  These projects primarily represent the next generation of products already being sold by Precimed which incorporate new enhancements and customer modifications.  We expect to commercially launch these products in 2008 and 2009.  Several of the orthopedic projects acquired have been delayed and one has been cancelled due to the timing of customer adoption, technical difficulties and feasibility assessments. These changes are not expected to have a material impact on our results of operations.

Cost Savings and Consolidation Efforts

2005 facility shutdowns and consolidations - In the first quarter of 2005, we announced our intent to close the Carson City, NV facility and consolidate the work performed at that facility into the Tijuana, Mexico facility.  This consolidation project was completed in the third quarter of 2007.

In the fourth quarter of 2005, we announced our intent to close both the Columbia, MD facility (“Columbia Facility”) and the Fremont, CA Advanced Research Laboratory (“ARL”).  We also announced that the manufacturing operations at the Columbia Facility would be moved into the Tijuana Facility and that the research, development and engineering and product development functions at the Columbia Facility and at ARL would relocate to the Technology Center in Clarence, NY.  The ARL move and closure portion of this consolidation project was completed in the fourth quarter of 2006.  The Columbia Facility portion of this consolidation project was completed in the third quarter of 2008.

The total cost for these consolidations was $18.8 million and include the following:

•	Severance and retention - $7.4 million;
•	Production inefficiencies and revalidation - $1.6 million;
•	Accelerated depreciation and asset write-offs - $1.1 million;
•	Personnel - $5.9 million; and
•	Other - $2.8 million.

All categories of costs are considered to be cash expenditures, except accelerated depreciation and asset write-offs.  The expenses for the 2005 facility shutdowns and consolidations are included in the IMC business segment.

2007 & 2008 facility shutdowns and consolidations - In the first quarter of 2007, we announced that we will close our current Electrochem manufacturing facility in Canton, MA and construct a new 80,000 square foot replacement facility in Raynham, MA. This initiative is not cost savings driven but capacity driven for the commercial group.

In the second quarter of 2007, we announced that we will consolidate our corporate offices in Clarence, NY into our existing Research and Development center in Clarence, NY after an expansion of that facility was complete.  This expansion and relocation was completed in the third quarter of 2008.

As a result of our acquisitions in 2007 and 2008, during the second quarter of 2008, we began reorganizing and consolidating various general and administrative and research and development functions throughout the organization in order to optimize those resources.

During the third quarter of 2008, we ceased manufacturing at our facility in Suzhou, China, which was acquired from EAC, and closed our manufacturing facility in Orchard Park, NY, which was acquired from Intellisensing, LLC.  Additionally, we initiated the consolidation of one Switzerland manufacturing location, which we acquired from Precimed.  The operations at these facilities will be relocated to existing facilities which have excess capacity.

The above initiatives are expected to be completed over the next three to nine months.  The total cost for these facility shutdowns and consolidations is expected to be approximately $5.5 million to $6.9 million of which $3.5 million has been incurred through September 26, 2008.  The major categories of costs include the following:

•	Severance and retention - $1.5 million - $1.9 million;
•	Production inefficiencies and revalidation - $1.6 million - $2.0 million;
•	Accelerated depreciation and asset write-offs - $1.6 million - $2.0 million;
•	Personnel - $0.3 million - $0.4 million; and
•	Other - $0.5 million - $0.6 million.

All categories of costs are considered to be cash expenditures, except accelerated depreciation and asset write-offs.  For the nine months ended September 26, 2008 expenses of $1.1 million related to the Electrochem facility expansion, Suzhou, China shutdown and Orchard Park facility consolidation which are included in the Electrochem business segment.  For the nine months ended September 26, 2008 costs related to the relocation of our corporate offices and reorganizing and consolidating various general and administrative and research and development functions of $1.4 million were included in the IMC business segment. The costs incurred in 2007 relate to the facility expansion in Raynham, MA and are included in the Electrochem business segment. As of September 26, 2008 and December 28, 2007, $0.2 million and $0.5 million of accrued consolidation expenses relate to the IMC business segment, respectively. The remaining $0.4 million of restructuring charges were not allocated as they primarily related to corporate functions.

Integration costs - During the first nine months of 2008, we incurred costs related to the integration of the companies we acquired in 2007 and 2008.  The integration initiatives include the implementation of the Oracle ERP system, training and compliance with our policies and procedures to support the compliance and regulatory environment of an SEC company, as well as the implementation of lean manufacturing and six sigma initiatives.  The expenses are primarily outside consultants, travel and communication charges that will not be required in the future.  We expect to continue to incur these types of costs for the remainder of 2008 and into the first half of 2009 at a quarterly rate that is consistent with the current quarter amount.

Subsequent Event - In October 2008, management of the Company approved a plan for the closure of its Teterboro, New Jersey (Electrochem manufacturing), Blaine, Minnesota (Therapy Delivery manufacturing) and Exton, Pennsylvania (Orthopedics corporate office) facilities. The operations at these facilities will be moved to other existing facilities with excess capacity.  The total cost for these facility consolidations is estimated to be between $5.7 million and $7.0 million and will be incurred over the next twelve to fifteen months.  The major categories of costs include the following:

a.	Severance and retention - $2.1 million to $2.5 million;
b.	Production inefficiencies and revalidation - $0.3 million to $0.5 million;
c.	Accelerated depreciation and asset write-offs - $1.5 million to $1.7 million;
d.	Personnel - $1.2 million to $1.4 million; and
e.	Other - $0.6 million to $0.9 million.

Our Financial Results

We utilize a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31st.  For 52-week years, each quarter contains 13 weeks.  The third quarter of 2008 and 2007 ended on September 26, and September 28, respectively.  The commentary that follows should be read in conjunction with our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K for the fiscal year ended December 28, 2007.

	Three months ended				Nine months ended
	September 26,	September 28,	$	%	September 26,	September 28,	$	%
In thousands, except per share data	2008	2007	Change	Change	2008	2007	Change	Change
IMC
CRM/Neuromodulation	$64,859	$56,956	7,903	14%	$187,848	$188,159	(311)	0%
Therapy Delivery	14,521	10,047	4,474	45%	46,824	11,632	35,192	NA
Orthopedic	37,940	-	37,940	NA	106,700	-	106,700	NA
Total IMC	117,320	67,003	50,317	75%	341,372	199,791	141,581	71%
Electrochem	18,922	12,006	6,916	58%	58,672	34,540	24,132	70%
Total sales	136,242	79,009	57,233	72%	400,044	234,331	165,713	71%
Cost of sales - excluding amortization of intangible assets	92,779	48,647	44,132	91%	285,856	141,697	144,159	102%
Cost of sales - amortization
of intangible assets	1,710	1,222	488	40%	5,141	3,164	1,977	62%
Total Cost of Sales	94,489	49,869	44,620	89%	290,997	144,861	146,136	101%
Cost of sales as a % of sales	69.4%	63.1%		6.3%	72.7%	61.8%		10.9%

Selling, general, and administrative expenses (SG&A)	15,681	11,362	4,319	38%	52,685	32,130	20,555	64%
SG&A as a % of sales	11.5%	14.4%		-2.9%	13.2%	13.7%		-0.5%

Research, development and engineering costs, net (RD&E)	6,793	8,423	(1,630)	-19%	23,722	21,856	1,866	9%
RD&E as a % of sales	5.0%	10.7%		-5.7%	5.9%	9.3%		-3.4%

Other operating expense, net	3,565	(985)	4,550	NA	9,714	20,889	(11,175)	-53%
Operating income	15,714	10,340	5,374	52%	22,926	14,595	8,331	57%
Operating margin	11.5%	13.1%		-1.6%	5.7%	6.2%		-0.5%

Interest expense	3,268	2,112	1,156	55%	9,908	5,345	4,563	85%
Interest income	(142)	(1,586)	1,444	-91%	(663)	(6,028)	5,365	-89%
Other (income) expense, net	(234)	70	(304)	NA	(1,597)	(8,318)	6,721	-81%
Provision for income taxes	5,193	4,744	449	9%	5,218	11,326	(6,108)	-54%
Effective tax rate	40.5%	48.7%		-8.2%	34.2%	48.0%		-13.8%

Net income	$7,629	$5,000	$2,629	53%	$10,060	$12,270	$(2,210)	-18%
Net margin	5.6%	6.3%		-0.7%	2.5%	5.2%		-2.7%
Diluted earnings per share	$0.33	$0.22	$0.11	50%	$0.44	$0.54	$(0.10)	-19%

Sales

IMC. The nature and extent of our selling relationship with each OEM customer is different in terms of products purchased, selling prices, product volumes, ordering patterns and inventory management.  We have pricing arrangements with our customers that at times do not specify minimum order quantities.  Our visibility to customer ordering patterns is over a relatively short period of time and can significantly change from quarter to quarter.  Our customers may have inventory management programs and alternate supply arrangements of which we are unaware.  Additionally, the relative market share among the OEM manufacturers changes periodically. Consequently, these and other factors can significantly impact our sales in any given period.

Our customers may initiate field actions with respect to market-released products.  These actions may include product recalls or communications with a significant number of physicians about a product or labeling issue.  The scope of such actions can range from very minor issues affecting a small number of units to more significant actions.  There are a number of factors, both short-term and long-term, related to these field actions that may impact our results.  Also, changing customer order patterns due to market share shifts or accelerated device replacements may also impact our sales results as customer inventory levels may have to be rebalanced to match demand.

Third quarter sales for the IMC business segment were $117.3 million, a 75% increase over the prior year quarter and a 3% decrease over the second quarter of 2008.

The CRM and neuromodulation product line reported revenues of $64.9 million for the third quarter of 2008, a 14% increase compared to third quarter 2007 and consistent with the sequential quarter. In comparison to the prior year, the third quarter benefited from the increased adoption of our Q Series high rate ICD batteries as well as higher feedthrough and assembly revenue.  These benefits were partially offset by lower demand for coated components, due to a customer recall near the end of 2007 unrelated to Greatbatch products, lower ICD battery sales and lower capacitor sales.

2008 third quarter revenues for the Therapy Delivery product line were $14.5 million, compared to $10.0 million for the comparable 2007 quarter and $15.8 million for the second quarter 2008.  This increase over the prior year is primarily due to the Quan acquisition in November 2007 which added $5.5 million to revenue.  The decrease from the sequential quarter was a result of lower demand for our catheter products.

The Orthopedic product line reported $37.9 million in sales for the quarter compared to $41.0 million in the second quarter of 2008.  This quarter’s results include the seasonal impact of holiday manufacturing facility shut downs at our European locations.

Electrochem.  We have pricing arrangements with our Electrochem customers that do not specify minimum quantities.  Therefore, our visibility to customer ordering patterns is over a relatively short period of time.

Third quarter sales for Electrochem were $18.9 million compared to $12.0 million in the third quarter 2007 and $20.1 million in the second quarter of 2008.  The increase in sales compared with the prior year is a result of the acquisition of EAC in November 2007 which added $6.2 million to revenue, as well as strong demand from the oil and gas market.  The decrease from the sequential quarter was primarily due to the timing of orders from our customers.

Given the results for the first three quarters of 2008, we remain comfortable that we will achieve our original guidance for 2008 sales of between $490 million and $530 million.  Looking forward into 2009, we expect to see revenue grow to the range of $570 million to $610 million.

Cost of sales

Changes from the prior year to cost of sales as a percentage of sales were primarily due to the following:

	September 26, 2008
	Three months	Nine months
	ended	ended
Impact of 2008 and 2007 acquisitions (a)	8.3%	8.1%
Inventory step-up amortization(b)	-0.8%	1.3%
Mix change (c)	1.4%	1.1%
Volume (d)	-2.4%	0.4%
Other	-0.2%	0.0%
Total percentage point change to cost of sales as a
percentage of sales	6.3%	10.9%

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

(b)
In connection with our acquisitions in 2008 and 2007, the value of inventory on hand was stepped-up to reflect the fair value at the time of acquisition.  This stepped-up value is amortized to cost of sales – excluding intangible amortization as the inventory to which the adjustment relates is sold.  The inventory step-up amortization was $6.4 million and $1.3 million for the first nine months of 2008 and 2007, respectively and $1.1 million for the third quarter of 2007.  No inventory step-up amortization was recorded in the third quarter of 2008.

(c)
The revenue increase from 2007, excluding acquisitions, was primarily from higher feedthrough, assembly and commercial battery sales, which generally have lower margins.  Additionally, revenue from coated components, which is generally a higher margin product, was lower due to a customer recall issue.

(d)
This decrease in cost of sales is primarily due to higher production of legacy products (mainly feedthrough, assembly and commercial battery), which absorb a higher amount of fixed costs such as plant overhead and depreciation.  The higher commercial battery production resulted from the building of safety stock in anticipation of the move of the Canton facility to the new Raynham facility.

We expect our cost of sales as a percentage of sales to decrease over the next several years as a result of our “Lean” initiatives and consolidation efforts, the elimination of excess capacity and the elimination of inventory step-up amortization related to the acquisitions.

SG&A expenses

Changes from the prior year to SG&A expenses were due to the following (in thousands):

	September 26, 2008
	Three months	Nine months
	ended	ended
Impact of 2008 and 2007 acquisitions (a)	$3,798	$14,687
Amortization (b)	513	2,468
Enpath litigation fees (c)	80	3,935
Other	(72)	(535)
Net increase in SG&A	$4,319	$20,555

(a)
We completed seven acquisitions from the second quarter of 2007 to the first quarter of 2008.  Personnel working for the acquired companies in functional areas such as Finance, Human Resources and Information Technology were the primary drivers of this increase.  The remaining increase was for consulting, travel and other administrative expenses to operate these areas.  We are currently in the process of consolidating our administrative operations in order to lower SG&A costs.  These initiatives are expected to be implemented by the end of 2009 as we move to a shared services environment and convert all systems to one ERP system.

(b)
In connection with our acquisitions in 2008 and 2007, the value of customer relationships and non-compete agreements were recorded at fair value at the time of acquisition.  These intangible assets are amortized to SG&A over their estimated useful lives.

(c)
Amount represents legal fees incurred in connection with the patent infringement action filed by Pressure Products Medical Supplies, Inc. against Enpath in 2006 which continued to be defended during the current quarter – see “Litigation.”

RD&E expenses

Net research, development and engineering costs are as follows (in thousands):

	Three months ended		Nine months ended
	September 26,	September 28,	September 26,	September 28,
	2008	2007	2008	2007

Research and development costs	$4,534	$4,493	$14,193	$12,035

Engineering costs	4,774	5,389	16,867	12,511
Less cost reimbursements	(2,515)	(1,459)	(7,338)	(2,690)
Engineering costs, net	2,259	3,930	9,529	9,821
Total research and development and
engineering costs, net	$6,793	$8,423	$23,722	$21,856

The changes in total research and development costs and engineering costs, net (“RD&E”) for the three and nine months ended September 26, 2008 was primarily a result of the acquisitions in 2007 and 2008, which added $1.0 million to RD&E for the third quarter of 2008 and $7.1 million to RD&E for the nine month period.  These increases were offset by our efforts to streamline these functions, which began during the second quarter of 2008, to better align these resources, and the timing of cost reimbursements.  RD&E expenses were 5.0% of sales for the third quarter of 2008 and are expected to remain at these levels for the foreseeable future.

Other Operating Expenses

Acquired In-Process Research and Development -  Approximately $2.2 million of the Precimed purchase price and $16.1 million of the Enpath and BIOMEC purchase price was allocated to IPR&D projects acquired.  These projects had not yet reached technological feasibility and had no alternative future use as of the acquisition date, thus were expensed in the first quarter of 2008 for Precimed and the second quarter of 2007 for Enpath and BIOMEC. The Enpath IPR&D valuation was lowered by $2.3 million during the third quarter of 2007 due to the finalization of assumptions used in the excess earnings analysis. The valuation of the IPR&D for Precimed is preliminary in nature and is subject to adjustment as additional information is obtained.  The valuation will be finalized within 12 months of the close of the acquisition.  Any changes to the preliminary valuation may result in material adjustments to the IPR&D.

The remaining other operating expenses are comprised of the following costs (in thousands):

	Three months ended		Nine months ended
	September 26,	September 28,	September 26,	September 28,
	2008	2007	2008	2007
(a) 2005 facility shutdowns and consolidations	$335	$1,040	$672	$4,289
(a) 2007 & 2008 facility shutdowns and consolidations	1,322	126	2,954	408
(a) Integration costs	1,812	-	3,876	-
Asset dispositions and other	96	109	(28)	99
	$3,565	$1,275	$7,474	$4,796

(a)	Refer to the “Cost Savings and Consolidation Efforts” discussion for disclosure related to the timing and level of remaining expenditures for these items as of September 26, 2008.

Interest expense and interest income

Interest expense for the three and nine month periods ended September 26, 2008 is $1.2 million and $4.6 million higher, respectively, than the prior year periods primarily due to the additional $80 million of 2.25% convertible notes issued at the end of the first quarter of 2007 as well as the additional interest expense associated with $117 million of debt used to fund our acquisitions in 2008.  Interest income for the three and nine months ended September 26, 2008 decreased by $1.4 million and $5.4 million, respectively, in comparison to the same period of 2007 primarily due to the cash deployed in connection with our acquisitions in 2008 and 2007.  We expect interest income to remain comparable to the current quarter’s level for the foreseeable future.  We are required to adopt Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) FSP APB 14-1, “Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” beginning in 2009.  Preliminary estimates indicate that this FSP will increase 2009 non-cash interest expense by approximately $7 million to $8 million.

Other (income) expense, net

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

Provision for income taxes

The year-to-date effective tax rate at the end of the third quarter of 2008 was 34% compared to 48% for 2007.  The effective tax rate includes the impact of a Swiss tax holiday that was granted during the second quarter of 2008 which resulted in a reduction of deferred tax liabilities of approximately $0.9 million.  In addition, the effective tax rate for the first quarter of 2008 and second and third quarters of 2007 includes the impact of the acquired IPR&D written off in connection with the Precimed, BIOMEC and Enpath acquisitions which is not deductible for tax purposes.  The effective tax rate for the third quarter of 2008 of 40% increased from 29% in the sequential quarter due to the Swiss tax holiday.

In the fourth quarter of 2008, the Emergency Economic Stabilization Act (the “Act”) was signed into law.  The Act extended the research and development tax credit for 2008 and 2009, retroactive to the beginning of 2008.  Net earnings for the third quarter of 2008 do not include this benefit, which will be recognized as a reduction in the overall effective tax rate in the fourth quarter. The effective tax rate (including the impact of this credit) is expected to be approximately 35% for 2008.

Liquidity and Capital Resources

	September 26,	December 28,
(Dollars in millions)	2008	2007

Cash and cash equivalents and short-term investments (a)(b)	$20.0	$40.5
Working capital (b)	$129.3	$116.8
Current ratio (b)	2.5:1.0	2.8:1.0

(a)	Short-term investments consist of investments acquired with maturities that exceed three months and are less than one year at the time of acquisition.
(b)
Cash and cash equivalents and short-term investments decreased primarily due to the cash used to acquire Precimed and the Chaumont Facility and capital expenditures which were funded by $76.3 million of net cash received from borrowings and $47.7 million of cash flow generated from operations.  Our working capital and current ratio remained relatively consistent with year-end amounts.  We expect cash generated from operations to be sufficient to fund our consolidation and integration initiatives, future capital expenditures and to make debt service payments.

Revolving Line of Credit

We have a senior credit facility (the “Credit Facility”) consisting of a $235 million revolving credit line, which can be increased to $335 million upon our request.  The Credit Facility also contains a $15 million letter of credit subfacility and a $15 million swingline subfacility.  The Credit Facility is secured by our non-realty assets including cash, accounts and notes receivable, and inventories, and has an expiration date of May 22, 2012 with a one-time option to extend to April 1, 2013 if no default has occurred.

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

In addition, the Credit Facility requires us to maintain a ratio of adjusted EBITDA, as defined in the credit agreement, to interest expense of at least 3.00 to 1.00, and a total leverage ratio, as defined in the credit agreement, of not greater than 5.00 to 1.00 from May 22, 2007 through September 29, 2009 and not greater than 4.50 to 1.00 from September 30, 2009 and thereafter.  As of September 26, 2008, we were in compliance with these financial covenants.

The Credit Facility contains customary events of default.  Upon the occurrence and during the continuance of an event of default, a majority of the lenders may declare the outstanding advances and all other obligations under the Credit Facility immediately due and payable.

In connection with our acquisition of Precimed and the Chaumont Facility, we borrowed $117 million under our revolving line of credit during the first quarter of 2008.  We repaid $7.0 million under this revolving line of credit since that time.  The weighted average interest rate on these borrowings as of September 26, 2008, which does not include the impact of the interest rate swap described below, was 4.1%.  Interest rates reset based upon the six-month ($87 million), three-month ($15 million) and two-month ($8 million) LIBOR rate. Based upon current capital needs, we do not anticipate making significant principal payments on the revolving line of credit within the next twelve months.  As of September 26, 2008, the Company had $125 million available under its revolving line of credit.

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

As of September 26, 2008, the interest rate swap had a negative fair value of $0.04 million which was recorded in accumulated other comprehensive income, net of deferred income taxes of $0.01 million.  No portion of the change in fair value of the interest rate swap during the first nine months of 2008 was considered ineffective.  The amount recorded as an offset to interest expense during the first nine months of 2008 related to the interest rate swap was $0.4 million.

Operating activities

Net cash flows from operating activities for the nine months ended September 26, 2008 increased $16.2 million over the comparable period in 2007.  This increase was primarily driven by higher net income excluding non-cash items (consisting of depreciation, amortization, stock-based compensation, non-cash gains/losses) of $10.3 million and cash flow provided by operating accounts.  The extinguishment of debt in the first quarter of 2007 resulted in a reclassification of approximately $11.3 million of current income tax liability, which was paid over the remainder of 2007.  This amount was previously recorded as a non-current deferred tax liability on the balance sheet.  The remaining variances can be attributed to the timing of cash receipts and payments, including those related to the companies acquired in 2007 and 2008.

Investing activities

Net cash used in investing activities of $135.9 million for the nine months ended September 26, 2008 increased $64.7 million over the comparable period in 2007.  This was primarily the result of the acquisition of Precimed and the Chaumont Facility in 2008.  The increase in property, plant and equipment purchases of $25.0 million primarily relates to construction of our new Electrochem manufacturing facility in Raynham, MA and the expansion of our corporate offices initiated in the third quarter of 2007.  The remaining capital expenditures for 2008 are expected to total approximately $15 million to $20 million.

Financing activities

Cash flow provided by financing activities for the first nine months of 2008 was primarily related to $117.0 million of borrowings on our revolving line of credit taken in connection with the acquisition of Precimed and the Chaumont Facility, of which $7.0 million was repaid as of September 26, 2008.  We repaid $31.7 million of the debt assumed from Precimed simultaneously with the close of the acquisition and an additional $2.0 million in the third quarter of 2008.  We repaid $7.1 million of debt assumed from Enpath simultaneously with the close of the acquisition.  During the first quarter of 2007 we received net proceeds of $76.0 million in connection with our issuance of 2.25% convertible subordinated notes and paid $6.6 million of financing fees related to that transaction and the new revolving credit agreement discussed above.

Capital structure

At September 26, 2008, our capital structure consisted of $242.3 million of convertible subordinated notes, $110.0 million of debt under our revolving line of credit and 22.9 million shares of common stock outstanding.  Additionally, we have $20.0 million in cash, cash equivalents which is sufficient to meet our short-term operating cash needs.  If necessary, we have access to $125 million under our available line of credit and are authorized to issue 100 million shares of common stock and 100 million shares of preferred stock.  The market value of our outstanding common stock since our initial public offering has exceeded our book value; accordingly, we believe that if needed we can access public markets to raise additional capital.  Our capital structure allows us to support our internal growth and provides liquidity for corporate development initiatives.  Our current expectation for the remainder of 2008 is that capital spending will be approximately $15 million to $20 million.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements within the meaning of Item 303(a)(4) of Regulation S-K.

Contractual Obligations

The following table summarizes our contractual obligations at September 26, 2008, and the effect such obligations are expected to have on our liquidity and cash flows in future periods, and include the impact of the Precimed and Chaumont Facility acquisitions.

	Payments due by period
	Total	Remainder of 2008	2009-2010	2011-2012	After 2012

Long-term debt obligations (a)	$403,256	$2,534	$20,270	$127,639	$252,813
Operating lease obligations (b)	10,473	642	3,667	2,795	3,369
Purchase obligations (b)	20,719	4,494	16,225	-	-
Pension obligations (c)	9,823	242	1,849	1,985	5,747
Total	$444,271	$7,912	$42,011	$132,419	$261,929

(a)
Includes the annual interest expense on the convertible debentures of 2.25%, or $5.6 million, and on our variable-rate revolving line of credit of $4.5 million based upon the period end weighted average interest rate of 4.1%.  These amounts assume the 2010 conversion feature is not exercised on the $52.2 million of 2.25% convertible subordinated notes issued in May 2003 and that the amount outstanding on our revolving line of credit is not repaid until the expiration of the facility in May 2012.  These amounts also do not include the impact of our $80 million notional interest rate swap entered into to hedge a portion of the outstanding revolving line of credit. See Note 6 – “Long-Term Debt” of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q for additional information about our long-term debt obligations.

(b)
See Note 12 – “Commitments and Contingencies” of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q for additional information about our operating lease and purchase obligations.

(c)
See Note 7 – “Pension Plans” of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q for additional information about our pension plan obligations acquired in connection with the Precimed and Chaumont Facility acquisitions.  These amounts do not include any potential future contributions to the pension plan that may be necessary if the rate of return earned on the pension plan assets is not sufficient to fund the rate of increase of our pension liability.  Future cash contributions may be required.

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

As previously reported, on June 12, 2006, Enpath was named as defendant in a patent infringement action filed by Pressure Products Medical Supplies, Inc. (“Pressure Products”) in the U.S. District Court in the Eastern District of Texas.  Pressure Products alleged that Enpath’s FlowGuard™ valved introducer, which has been on the market for more than three years, infringes claims in the Pressure Products patents and sought damages and injunctive relief.  Revenues from products sold that include the FlowGuard™ valved introducer were approximately $3.0 million, $2.0 million and $1.5 million for 2007, 2006 and 2005, respectively.  Pressure Products made the same allegations against Enpath’s ViaSeal™ prototype introducer, which has not been sold. Enpath filed an answer denying liability and a counterclaim seeking to invalidate the patents. Trial began on June 6, 2008 and on June 12, 2008, a jury found that Enpath is infringing the Pressure Products patents, but not willfully, and awarded damages in the amount of $1.1 million, which was significantly less than what was sought. Pressure Products filed post-trial motions to enforce the judgment, enjoin future sales of FlowGuard™ and ViaSeal™, seek enhanced damages and seek an award of attorneys’ fees.  Enpath filed a motion to overturn the jury verdict and have the court invalidate the patents as a matter of law.  Following a hearing on those motions on July 31, 2008, the Court denied Enpath’s motion to overturn the jury verdict, denied Pressure Products’ motions for enhanced damages and attorneys’ fees (though the court made a limited award of attorneys’ fees related to Enpath’s counterclaim for antitrust and patent misuse), enjoined sales of ViaSeal™, but permitted future sales of FlowGuard™ provided that Enpath, pending any appeal, pay into an escrow fund a royalty of between $1.50 and $2.25 for each sale of a FlowGuard™ valved introducer.  The amount accrued as escrow during the third quarter of 2008 was $0.08 million.  The Court further awarded Pressure Products costs and fees, which were extensively reduced following Enpath’s objections.  Although there can be no assurance as to the ultimate outcome, Enpath continues to believe that Pressure Products’ case is without merit.  Accordingly, Enpath appealed the final judgment to the U.S. Court of Appeals for the Federal Circuit and the appeal was docketed with the Federal Circuit on September 29, 2008.  In connection with the appeals process, we were required to post a $1.8 million bond in order to cover any potential pre and post-judgment interest and/or costs.  During the third quarter of 2008 the Company incurred $0.3 million ($4.2 million year-to-date) of costs related to this litigation.

During 2002, a former non-medical customer commenced an action alleging that Greatbatch had used proprietary information of the customer to develop certain products.  We have meritorious defenses and are vigorously defending the matter.  The potential risk of loss is up to $1.7 million.

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

Impact of Recently Issued Accounting Standards

In June 2008, the FASB issued FSP 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP concluded that all outstanding unvested share-based payment awards (restricted stock) that contain rights to nonforfeitable dividends are considered participating securities. Accordingly, the two-class method of computing basic and diluted EPS is required for these securities. We do not believe FSP 03-6-1 will materially impact our consolidated financial statements, which will be effective beginning in fiscal year 2009.

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion (Including Partial Cash Settlement).”  This FSP requires issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) separately account for the liability and equity components of those instruments in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This statement is effective beginning in fiscal year 2009 and will be applied retrospectively to all periods presented in future financial statements.  We are still evaluating the impact of FSP APB 14-1 on our consolidated financial statements.  Preliminary estimates indicate that this FSP will increase 2009 non-cash interest expense by approximately $7 million to $8 million and correspondingly reduce 2009 diluted EPS by approximately $0.19 per share to $0.22 per share.

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

Application of Critical Accounting Estimates

Our unaudited condensed consolidated financial statements are based on the selection of accounting policies and the application of significant accounting estimates, some of which require management to make significant assumptions.  We believe that some of the more critical estimates and related assumptions that affect our financial condition and results of operations are in the areas of inventories, goodwill and other indefinite lived intangible assets, long-lived assets, share-based compensation and income taxes.  For further information, refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 “Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the year ended December 28, 2007.  During the three months ended September 26, 2008, we did not change or adopt new accounting policies that had a material effect on our consolidated financial condition and results of operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

With our acquisition of Precimed and the Chaumont Facility, we significantly increased our exposure to foreign currency exchange rate fluctuations due to transactions denominated in Swiss Francs, British Pounds and Euros.  We are currently in the process of evaluating our foreign currency risk as a result of these transactions in order to develop a plan to best mitigate these risks, which could include the use of various derivative instruments.  We believe that a hypothetical 10% change in the value of the U.S. Dollar in relation to our most significant foreign currency exposures would not have a material impact on our net earnings due to partially offsetting impacts between sales and cost of sales and operating expenses.

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

We translate all assets and liabilities of our foreign operations of Precimed and the Chaumont Facility acquired in 2008 at the period-end exchange rate and translate sales and expenses at the average exchange rates in effect during the period.  The net effect of these translation adjustments is recorded in the condensed consolidated financial statements as comprehensive income (loss).  The aggregate translation adjustment for the first nine months of 2008 was a gain of $0.4 million.  Translation adjustments are not adjusted for income taxes as they relate to permanent investments in our foreign subsidiaries.  Net foreign currency transaction gains and losses included in other income amounted to a gain of $0.3 million for the third quarter of 2008 and $0.1 million during the first nine months of 2008.  A hypothetical 10% change in the value of the U.S. Dollar in relation to our most significant foreign currency net assets would have had an impact of approximately $11 million on our foreign net assets as of September 26, 2008.

Borrowings under our revolving line of credit bear interest at fluctuating market rates based upon the Prime Rate or LIBOR Rate.  At September 26, 2008, we had $110.0 million outstanding debt under our line of credit and thus were subject to interest rate fluctuations.  To help mitigate this risk, during the first quarter of 2008, we entered into an $80 million notional receive floating-pay fixed interest rate swap indexed to the six-month LIBOR rate that expires on July 7, 2010.  The objective of this swap is to hedge against potential changes in cash flows on $80 million of our revolving line of credit, which is indexed to the six-month LIBOR rate. No credit risk was hedged.  The receive variable leg of the swap and the variable rate paid on the revolving line of credit bear the same rate of interest, excluding the credit spread, and reset and pay interest on the same dates.  We intend to continue electing six-month LIBOR as the benchmark interest rate on the debt. If we repay the debt we intend to replace the hedged item with similarly indexed forecast cash flows.  The pay fixed leg of the swap bears an interest rate of 3.09%, which does not include our credit spread.

As of September 26, 2008, a negative fair value adjustment of $0.04 million was recorded related to our interest rate swap.  No portion of the change in fair value of the interest rate swap during the first nine months of 2008 was considered ineffective.  The amount recorded as an offset to interest expense during the first nine months of 2008 related to the interest rate swap was $0.4 million.

A hypothetical 10% change in the LIBOR interest rate to the remaining $30 million of floating rate debt would have had an impact of approximately $0.1 million on our 2008 interest expense.  This amount is not indicative of the hypothetical net earnings impact due to partially offsetting impacts on our short-term investments and cash and cash equivalents to interest income.

ITEM 4.  CONTROLS AND PROCEDURES.

a. Evaluation of Disclosure Controls and Procedures.

Our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the SEC as of September 26, 2008.  These disclosure controls and procedures have been designed to provide reasonable assurance that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms.

Based on their evaluation, as of September 26, 2008, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.

b. Changes in Internal Control Over Financial Reporting.

We completed the following acquisitions during 2007 and 2008:

•	Enpath Medical, Inc. (“Enpath”) on June 15, 2007
•	IntelliSensing, LLC on October 26, 2007
•	Quan Emerteq, LLC (“Quan”) on November 16, 2007
•	Engineered Assemblies Corporation (“EAC”) on November 16, 2007
•	P Medical Holding SA on January 7, 2008
•	DePuy Orthopedics Chaumont, France manufacturing facility on February 11, 2008

We believe that the internal controls and procedures of the above mentioned acquisitions are reasonably likely to materially affect our internal control over financial reporting.  We are currently in the process of incorporating the internal controls and procedures of these acquisitions into our internal controls over financial reporting.

The Company continues to extend its Section 404 compliance program under the Sarbanes-Oxley Act of 2002 (the “Act”) and the applicable rules and regulations under such Act to include these acquisitions.  This included the conversion of the legacy ERP systems of Enpath, Quan and EAC in the third quarter of 2008 to the Oracle-based platform currently being utilized by other Greatbatch locations.   The Company has excluded the 2007 acquisitions listed above from management’s assessment of the effectiveness of internal control over financial reporting as of December 28, 2007, as permitted by the guidance issued by the Office of the Chief Accountant of the Securities and Exchange Commission.  The Company will report on its assessment of the internal controls of its combined operations within the time period provided by the Act and the applicable SEC rules and regulations concerning business combinations.

There were no other changes in the registrant’s internal control over financial reporting during our fiscal quarter to which this Quarterly Report on Form 10-Q relates that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting, other than the above mentioned acquisitions.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

As previously reported, on June 12, 2006, Enpath was named as defendant in a patent infringement action filed by Pressure Products Medical Supplies, Inc. (“Pressure Products”) in the U.S. District Court in the Eastern District of Texas.  Pressure Products alleged that Enpath’s FlowGuard™ valved introducer, which has been on the market for more than three years, infringes claims in the Pressure Products patents and sought damages and injunctive relief.  Revenues from products sold that include the FlowGuard™ valved introducer were approximately $3.0 million, $2.0 million and $1.5 million for 2007, 2006 and 2005, respectively.  Pressure Products made the same allegations against Enpath’s ViaSeal™ prototype introducer, which has not been sold. Enpath filed an answer denying liability and a counterclaim seeking to invalidate the patents. Trial began on June 6, 2008 and on June 12, 2008, a jury found that Enpath is infringing the Pressure Products patents, but not willfully, and awarded damages in the amount of $1.1 million, which was significantly less than what was sought. Pressure Products filed post-trial motions to enforce the judgment, enjoin future sales of FlowGuard™ and ViaSeal™, seek enhanced damages and seek an award of attorneys’ fees.  Enpath filed a motion to overturn the jury verdict and have the court invalidate the patents as a matter of law.  Following a hearing on those motions on July 31, 2008, the Court denied Enpath’s motion to overturn the jury verdict, denied Pressure Products’ motions for enhanced damages and attorneys’ fees (though the court made a limited award of attorneys’ fees related to Enpath’s counterclaim for antitrust and patent misuse), enjoined sales of ViaSeal™, but permitted future sales of FlowGuard™ provided that Enpath, pending any appeal, pay into an escrow fund a royalty of between $1.50 and $2.25 for each sale of a FlowGuard™ valved introducer.  The amount accrued as escrow during the third quarter of 2008 was $0.08 million.  The Court further awarded Pressure Products costs and fees, which were extensively reduced following Enpath’s objections.  Although there can be no assurance as to the ultimate outcome, Enpath continues to believe that Pressure Products’ case is without merit.  Accordingly, Enpath appealed the final judgment to the U.S. Court of Appeals for the Federal Circuit and the appeal was docketed with the Federal Circuit on September 29, 2008.  In connection with the appeals process, the Company was required to post a $1.8 million bond in order to cover any potential pre and post-judgment interest and/or costs.  During the third quarter of 2008 the Company incurred $0.3 million ($4.2 million year-to-date) of costs related to this litigation.

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

Dated: November 4, 2008	GREATBATCH, INC. By /s/ Thomas J. Hook Thomas J. Hook President and Chief Executive Officer (Principal Executive Officer)

By /s/ Thomas J. Mazza Thomas J. Mazza Senior Vice President and Chief Financial Officer (Principal Financial Officer)

By /s/ Marco F. Benedetti Marco F. Benedetti Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to our quarterly report on Form 10-Q for the period ended June 27, 2008).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our quarterly report on Form 10-Q for the period ended March 29, 2002).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* - Filed herewith.