Form 10-K
period 2009-01-02
GREATBATCH, INC.
filed 2009-03-03
CIK 1114483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended January 2, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [X]
Non- accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [  ] No [X]

The aggregate market value of common stock of Greatbatch, Inc. held by nonaffiliates as of June 27, 2008, based on the last sale price of $17.20, as reported on the New York Stock Exchange: $382.3 million.  Solely for the purpose of this calculation, shares held by directors and officers and 10 percent shareholders of the Registrant have been excluded.  Such exclusion should not be deemed a determination by or an admission by the Registrant that these individuals are, in fact, affiliates of the Registrant.

Shares of common stock outstanding on March 2, 2009: 23,039,217

DOCUMENTS INCORPORATED BY REFERENCE

The following documents, in whole or in part, are specifically incorporated by reference in the indicated part of the Company’s Proxy Statement:

Document	Part
Proxy Statement for the 2009 Annual Meeting of Stockholders	Part III, Item 10 “Directors, Executive Officers and Corporate Governance”

Part III, Item 11 “Executive Compensation”

Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”

Part III, Item 13 “Certain Relationships and Related Transactions, and Director Independence”
Part III, Item 14 “Principal Accounting Fees and Services”

PART I
ITEM 1.   BUSINESS

OVERVIEW

Greatbatch, Inc. is a leading developer and manufacturer of critical products used in medical devices for the cardiac rhythm management, neuromodulation, vascular, orthopedic and interventional radiology markets.  Additionally, Greatbatch, Inc. is a world leader in the design, manufacture and distribution of electrochemical cells, battery packs and wireless sensors for demanding applications in markets such as energy, security, portable medical, environmental monitoring and more.  When used in this report, the terms “we,” “us,” “our” and the “Company” mean Greatbatch, Inc. and its subsidiaries.

We believe that our proprietary technology, close customer relationships, multiple product offerings, market leadership and dedication to quality provide us with competitive advantages and create a barrier to entry for potential market entrants.

The Company is a Delaware corporation that was incorporated in 1997 and since that time has completed the following acquisitions:

Acquisition date	Acquired company	Business at time of acquisition
July 1997	Wilson Greatbatch Ltd. (“WGL”)	Founded in 1970, the company designed and manufactured batteries for implantable medical devices (“IMD”) and commercial applications including oil and gas, aerospace, and oceanographic.
August 1998	Hittman Materials and Medical Components, Inc. (“Hittman”)	Founded in 1962, the company designed and manufactured ceramic and glass feedthroughs and specialized porous coatings for electrodes used in IMDs.
August 2000	Battery Engineering, Inc. (“BEI”)	Founded in 1983, the company designed and manufactured high-energy density batteries for industrial, commercial, military and medical applications.
June 2001	Sierra-KD Components division of Maxwell Technologies, Inc. (“Sierra”)
Founded in 1986, the company designed and manufactured ceramic electromagnetic filtering capacitors and integrated them with wire feedthroughs for use in IMDs.  Sierra also designed and manufactured ceramic capacitors for military, aerospace and commercial applications.

Acquisition date	Acquired company	Business at time of acquisition
July 2002	Globe Tool and Manufacturing Company, Inc. (“Globe”)	Founded in 1954, the company designed and manufactured precision enclosures used in IMDs and commercial products used in the aerospace, electronic, and automotive sectors.
March 2004	NanoGram Devices Corporation (“NanoGram”)	Founded in 1996, the company developed nanoscale materials for battery and medical device applications.
April 2007	BIOMEC, Inc. (“BIOMEC”)	Established in 1998, the company provided medical device design and component integration to early-stage and established customers.
June 2007	Enpath Medical, Inc. (“Enpath”)	Founded in 1981, the company designed, developed, and manufactured venous introducers and dilators, implantable leadwires, steerable sheaths and steerable catheters.
October 2007	IntelliSensing LLC (“IntelliSensing”)	Established in 2005, the company designed and manufactured battery-powered wireless sensing solutions for demanding commercial applications.
November 2007	Quan Emerteq LLC (“Quan”)
Founded in 1998, the company designed, developed, and manufactured single use medical device products and components including delivery systems, catheters, stimulation leadwires and microcomponents and assemblies.

November 2007	Engineered Assemblies Corporation (“EAC”)	Founded in 1984, the company designed and integrated custom battery solutions and electronics focused on rechargeable systems.
January 2008	P Medical Holding SA (“Precimed”)	Founded in 1994, the company designed, manufactured and supplied trays, instruments and implants for orthopedic original equipment manufacturers (“OEM”).
February 2008	DePuy Orthopaedics’ Chaumont, France manufacturing facility (“DePuy”)	The facility manufactured hip, shoulder trauma and knee implants for DePuy.

FINANCIAL STATEMENT YEAR END

We utilize a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31st.  Fiscal years 2008, 2007 and 2006 ended on January 2, 2009, December 28, 2007 and December 29, 2006, respectively.  Fiscal year 2008 contained fifty-three weeks while fiscal years 2007 and 2006 contained fifty-two weeks.

SEGMENT INFORMATION

We operate our business in two reportable segments – Implantable Medical Components (“IMC”) and Electrochem Solutions (“Electrochem”).  Segment information including sales from external customers, profit or loss, and assets by segment as well as sales from external customers and long-lived assets by geographic area are set forth at Note 15 – “Business Segment Information” of the Notes to the Consolidated Financial Statements contained at Item 8 of this report.

IMPLANTABLE MEDICAL DEVICE INDUSTRY

An IMD is an instrument that is surgically inserted into the body to provide diagnosis or therapy.

One sector of the IMD market is cardiac rhythm management (“CRM”), which is comprised of devices such as implantable pacemakers, implantable cardioverter defibrillators (“ICDs”), cardiac resynchronization therapy (“CRT”) devices, and cardiac resynchronization therapy with backup defibrillation devices (“CRT-D”).

A new emerging opportunity sector of the IMD market is the neuromodulation market, which is comprised of pacemaker-type devices that stimulate nerves for the treatment of various conditions.  Beyond approved therapies of pain control, incontinence, Parkinson’s disease and epilepsy, nerve stimulation for the treatment of other disabilities such as migraines, obesity and depression has shown promising results.

The following table sets forth the main categories of battery-powered IMDs and the principal illness or symptom treated by each device:

Device	Principal Illness or Symptom
Pacemakers	Abnormally slow heartbeat (Bradycardia)
ICDs	Rapid and irregular heartbeat (Tachycardia)
CRT/CRT-Ds	Congestive heart failure
Neurostimulators	Chronic pain, movement disorders, epilepsy, obesity or depression
Left ventricular assist devices (LVADs)	Heart failure
Drug pumps	Diabetes or chronic pain

We believe that the CRM and Neuromodulation markets continue to exhibit strong underlying growth fundamentals and that we are well positioned to continue to participate in this market growth.  Increased demand is being driven by the following factors:

•	Advances in medical technology – new therapies will allow physicians to use IMDs to treat a wider range of heart diseases.
•	New, more sophisticated implantable devices – device manufacturers are developing new CRM devices and adding new features to existing products.
•	New indications for CRM devices – the patient groups that are eligible for CRM devices have increased. Insurance guidelines may allow device reimbursements for these expanding patient populations.
•	Growth within neuromodulation – approved segments growing at 17% CAGR with additional new indications and therapies targeted to complete clinical activities within two years.
•	Expansion of neuromodulation applications – therapies expected to expand as new therapeutic applications for pulse generators are identified.
•	An aging population – the number of people in the U.S. that are over age 65 is expected to double in the next 30 years.
•	New performance requirements – government regulators are increasingly requiring that IMDs be protected from electromagnetic interference (“EMI”).
•	Global markets – increased market penetration worldwide.

With the acquisition of Enpath and Quan during 2007, we obtained new product offerings for vascular access.  These offerings include products that deliver therapies for coronary/neurovascular disease, peripheral vascular disease, neuromodulation, CRM, as well as products for medical imaging and drug and pharmaceutical delivery.  These products seek to capitalize on the growth in the Neuromodulation and CRM markets, specifically with new indications for neuromodulation devices.  In addition, we continue to see strong growth in the vascular markets because of stent delivery procedures, peripheral-vascular disease therapies, and new indications for tissue extraction or ablation.

•
Continued focus on minimally invasive procedures – Patients and health care providers looking for minimally invasive technologies to treat disease expanding both catheter based procedures and associated vascular access.

In early 2008, with the acquisition of Precimed and the Chaumont manufacturing facility, we entered the orthopedic sector of the IMD market.  Many of the factors affecting the orthopedic market segment are similar to the CRM market.  These factors include aging population, new implant and surgical technology, rising rates of obesity, a growing replacements market and emerging affluence in developing nations.  As a result, we believe that the orthopedic market will also continue to exhibit strong growth fundamentals.

ELECTROCHEM SOLUTIONS INDUSTRY

Our customized rechargeable and non-rechargeable battery solutions are used in a number of demanding industrial markets such as energy, security, portable medical, environmental monitoring and more.  Applications in these segments cover a number of battery-powered systems including downhole drilling tools, hand-held military communications, automated external defibrillators, and more.

Electrochem’s primary power systems are used in these core markets because of extreme operating conditions and long life requirements.  Our primary batteries operate reliably and safely at extremely high and low temperatures and with high shock and vibration.

Our rechargeable power systems include a number of chemistries including lithium, nickel and lead acid.  We provide value-added solutions to complement our secondary power systems such as charging and battery management.

Our unique wireless sensing system is a complete solution, incorporating advanced, ruggedized sensors, gateways and software.  Electrochem’s patented system is a complete solution, utilizing our own battery power and offering control and monitoring for applications in existing markets such as energy and new markets such as process control.

We expect the demand for reliable portable power and integrated wireless sensing solutions to continue to rise with demand in energy, security and portable medical segments.

PRODUCTS

The following table provides information about our principal products:

IMPLANTABLE MEDICAL COMPONENTS:
PRODUCT	DESCRIPTION	PRINCIPAL PRODUCT ATTRIBUTES
Batteries
Power sources include:
♦Lithium iodine (“Li Iodine”)
♦Lithium silver vanadium oxide (“Li SVO”)
♦Lithium carbon monoflouride (“Li CFx”)
♦Lithium ion rechargeable (“Li Ion”)
♦Lithium SVO/CFx (“QHR” & “QMR”)

High reliability and predictability Long service life Customized configuration Light weight Compact and less intrusive
Capacitors	Storage for energy generated by a battery before delivery to the heart. Used in ICDs and CRT-Ds.	Stores more energy per unit volume (energy density) than other existing technologies Customized configuration
EMI filters	Filters electromagnetic interference to limit undesirable response, malfunctioning or degradation in the performance of electronic equipment	High reliability attenuation of EMI RF over wide frequency ranges Customized design
Feedthroughs	Allow electrical signals to be brought from inside hermetically sealed IMD to an electrode	Ceramic to metal seal is substantially more durable than traditional seals Multifunctional
Coated electrodes	Deliver electric signal from the feedthrough to a body part undergoing stimulation	High quality coated surface Flexible in utilizing any combination of biocompatible coating surfaces Customized offering of surfaces and tips
Precision components	♦Machined ♦Molded and over molded products	High level of manufacturing precision Broad manufacturing flexibility
Enclosures and related components	♦Titanium ♦Stainless steel	Precision manufacturing, flexibility in configurations and materials
Value-added assemblies	Combination of multiple components in a single package/unit	Leveraging products and capabilities to provide subassemblies and assemblies Provides synergies in component technology and procurement systems

PRODUCT	DESCRIPTION	PRINCIPAL PRODUCT ATTRIBUTES
Leads	Cardiac, neuro and hearing restoration stimulation leads	Custom and unique configurations that increase therapy effectiveness, provide finished device design and manufacturing
Introducers	Creates a conduit to insert infusion catheters, guidewires, implantable ports, pacemaker leads and other therapeutic devices into a blood vessel	Variety of sizes and materials that facilitate problem-free access in a variety of clinical applications

Catheters	Delivers therapeutic devices to specific sites in the body	Enable safe, simple delivery of therapeutic and diagnostic devices, soft tip and steerability. Provide regulatory clearance and finished device
Implants	Orthopedic implants for reconstructive hip, shoulder, knee, trauma and spine procedures	Precision manufacturing, leveraging capabilities and products, complete processes including sterile packaging and coatings
Instruments	Orthopedic instruments for reconstructive and trauma procedures	Designed to improve surgical techniques, reduce surgery time, increase surgical precision and decrease risk of contamination
Trays	Delivery systems for cleaning and sterilizing orthopedic instruments and implants	Deliver turn-key full service kits

ELECTROCHEM SOLUTIONS:
Cells	♦Moderate-rate ♦Spiral (high rate)	Optimized rate capability, shock and vibration resistant High energy density
Primary and rechargeable battery packs	Bundling of commercial batteries in a customer specific configuration	Increased power and recharging capabilities and ease of integration into customer applications
Wireless sensors	Operates where wired sensors are undesirable or impractical	Measures pressure and temperature at the same time, withstands harsh environments

RESEARCH AND DEVELOPMENT

Our position as a leading developer and manufacturer of components for IMDs and commercial batteries is largely the result of our long history of technological innovation.  We invest substantial resources in research, development and engineering.  Our scientists, engineers and technicians focus on improving existing products, expanding the use of our products and developing new products.  In addition to our internal technology and product development efforts, we also engage outside research institutions for unique technology projects.

PATENTS AND PROPRIETARY TECHNOLOGY

We rely on a combination of patents, licenses, trade secrets and know-how to establish and protect our proprietary rights to our technologies and products.  We have 372 active U.S. patents and 264 active foreign patents.  We also have 272 U.S. and 373 foreign pending patent applications at various stages of approval.  During the past three years, we have been granted 87 new U.S. patents, of which 13 were granted in 2008.  Corresponding foreign patents have been issued or are expected to be issued in the near future.  Often, several patents covering various aspects of the design protect a single product.  We believe this provides broad protection of the inventions employed.

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

MANUFACTURING AND QUALITY CONTROL

While we have adequate capacity we primarily manufacture small lot sizes, as most customer orders range from a few hundred to a few thousand units.  As a result, our ability to remain flexible is an important factor in maintaining high levels of productivity.  Each of our production teams receives assistance from a manufacturing support team, which typically consists of representatives from our quality control, engineering, manufacturing, materials and procurement departments.  Our quality systems are compliant with and certified to various recognized international standards.

Our commercial battery facilities in Raynham, MA and Teterboro, NJ, and our facilities in Alden, NY and Minneapolis, MN (enclosure manufacturing and engineering) are ISO 9001-2000 registered, which requires compliance with regulations regarding quality systems of product design (where applicable), supplier control, manufacturing processes and management review.  This certification can only be achieved after completion of an audit conducted by an independent authority.

The Quality Systems of our facilities in Tijuana, Mexico, Minneapolis, MN, Clarence, NY (machining and assembly of components), and the Orvin, Switzerland (Precimed) sites are certified to the requirements of  ISO 13485 for the design (where applicable) and manufacture of components and finished device assemblies.  This level of certification allows for the manufacture and distribution (via CE mark) of finished medical devices as well as device components in Europe and finished medical devices in Canada.  This certification gives us the ability to serve as a manufacturing partner to medical device manufacturers, which we believe will improve our competitive position in the vascular access, CRM and emerging neuromodulation and orthopedic markets.  Our Vascular Access facility (Minneapolis, MN) and several of our Orthopedics facilities (Switzerland and France) are also registered with the FDA, thus enabling the manufacture and distribution of FDA cleared registered medical devices inside the U.S.

We are currently working with several neuromodulation companies that can benefit from our expanded capabilities.  Providing device level manufacturing capability allows us to move up our customers’ supply-chain and helps to drive both component and sub-assembly growth.

Our existing manufacturing plants are audited by several notified bodies (TUV, G-Med, QMI, BSI, and the National Standards Authority of Ireland).  To maintain certification, all facilities must be reexamined routinely by their respective notified body.

SALES AND MARKETING

Products from our IMC business are sold directly to our customers.  In our Electrochem business, we utilize a combination of direct and indirect sales methods, depending on the particular product.  In 2008, approximately 49% of our products were sold in the U.S.  Sales to countries outside of the U.S. are primarily to customers whose corporate offices are located and headquartered in the U.S.  Information regarding our sales by geographic area is set forth at Note 15  – “Business Segment Information” of the Notes to the Consolidated Financial Statements contained at Item 8 of this report.

The majority of our medical customers contract with us to develop custom components and assemblies to fit their product specifications.  As a result, we have established close working relationships between our internal program managers and our customers.  We market our products and technologies at industry meetings and trade shows domestically and internationally.

Internal sales managers support all activity and involve engineers and technology professionals in the sales process to address customer requests appropriately.

We sell our commercial cells and battery packs directly to the end user, directly to manufacturers that incorporate our products into other devices for resale, or to distributors who sell our products to manufacturers and end users.  Our sales managers are trained to assist our customers in selecting appropriate chemistries and configurations.  We market our Electrochem products at various technical trade meetings.  We also place print advertisements in relevant trade publications.

Firm backlog orders at January 2, 2009 and December 28, 2007 were approximately $190.4 million and $107.2 million, respectively.  Most of these orders are expected to be shipped within one year.  See Customers section below for further discussion.

CUSTOMERS

Our IMC customers include leading OEMs, in alphabetical order here and throughout this report, such as Biotronik, Boston Scientific, DePuy, Johnson & Johnson, Medtronic, Smith & Nephew, Sorin Group, St. Jude Medical, Stryker and Zimmer.  During 2007 and 2008, we completed seven acquisitions consistent with our strategic objective to diversify our customer base and market concentration.   As a result, in 2008, Boston Scientific, Medtronic and St. Jude Medical, collectively accounted for 44% of our total sales, compared to 67% in 2007 and 2006.

The nature and extent of our selling relationships with each IMC customer are different in terms of breadth of component products purchased, purchased product volumes, length of contractual commitment, ordering patterns, inventory management and selling prices.  We have pricing arrangements with our customers that at times do not specify minimum order quantities.  Our visibility to customer ordering patterns is over a relatively short period of time.  Our customers may have inventory management programs and alternate supply arrangements of which we are unaware.  Additionally, the relative market share among OEM device manufacturers changes periodically.  These and other factors can significantly impact our sales.

Our Electrochem customers are primarily companies involved in demanding applications in markets such as energy, security, portable medical and environmental monitoring including Halliburton Company, Weatherford International, General Electric, Thales, Zoll Medical Corp. and Scripps Institution of Oceanography.

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

COMPETITION

Existing and potential competitors in our IMC business includes leading IMD manufacturers such as Biotronik, Boston Scientific, DePuy, Johnson & Johnson, Medtronic, Smith & Nephew, Sorin Group, St. Jude Medical, Stryker and Zimmer that currently have vertically integrated operations and may expand their vertical integration capability in the future.  Competitors also include independent suppliers who typically specialize in one type of component.

Our known non-vertically integrated competitors include the following:

Product Line	Competitors
Medical batteries	Litronik (a subsidiary of Biotronik) Eagle-Picher
Capacitors	Critical Medical Components
Feedthroughs	Alberox (subsidiary of The Morgan Crucible Co. PLC)
EMI filtering	AVX (subsidiary of Kyocera) Eurofarad
Enclosures	Heraeus Hudson
Commercial batteries/battery packs	Engineered Power Saft Tadiran Tracer Technologies Ultralife Nexergy Micro-power Accutech vMonitor

Product Line	Competitors
Machined and molded components	Numerous
Value added assembly	Numerous
Orthopedic trays, instruments and implants	Symmetry Paragon Accelent Teleflex Viasys Orchid
Catheters	Teleflex
Leads	Oscor

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

To varying degrees, our products are subject to regulation by numerous government agencies, including the U.S. Food and Drug Administration (“FDA”) and comparable foreign agencies.  The medical product components we manufacture are not subject to regulation by the FDA.  However, the FDA and related state and foreign governmental agencies regulate the completed devices we manufacture as well as our customers’ products as finished medical devices.

We have “master files” on record with the FDA.  Master files may be used to provide confidential detailed information about facilities, processes, or articles used in the manufacturing, processing, packaging and storing of one or more medical device components.  These submissions may be used by device manufacturers to support the premarket notification process required by Section 510(k) of the Federal Food Drug & Cosmetic Act.  This notification process is necessary to obtain clearance from the FDA to market a device for human use in the U.S.

The medical devices we manufacture and market are subject to regulation by the FDA and, in some instances, by state and foreign authorities.  Pursuant to the Medical Device Amendments of 1976 to the Federal Food, Drug and Cosmetic Act and related regulations, medical devices intended for human use are classified into three categories (Classes I, II and III), depending upon the degree of regulatory control to which they will be subject.  In the U.S., our introducer and delivery catheter products are considered Class II devices.

If a Class II device is substantially equivalent to an existing (predicate) device that has been continuously marketed since the effective date of the 1976 Amendments, FDA requirements may be satisfied through a Pre-market Notification Submission or 510(k) under which the applicant provides product information supporting its claim of substantial equivalence.  In a 510(k) Submission, the FDA may also require that we provide clinical test results demonstrating the safety and efficacy of the device.  Generally, Class III devices are typically life-sustaining, life supporting, or implantable devices that must receive Pre-Market Approval (“PMA”) by the FDA to ensure their safety and effectiveness.  A PMA is a more rigorous approval process typically requiring human clinical studies.  Certain leads that we manufacture and market are Class III devices, but any required PMA is submitted and received by our customers.

As a manufacturer of medical devices, we are also subject to certain other FDA regulations and our device manufacturing processes and facilities are subject to on-going review by the FDA in order to ensure compliance with the current Good Manufacturing Practices Regulation (21CFR820).  We believe that our manufacturing and quality and regulatory systems conform to the requirements of all pertinent FDA regulations.  Our sales and marketing practices are subject to regulation by the U.S. Department of Health and Human Services pursuant to federal anti-kickback laws, and are also subject to similar state laws.

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

EMPLOYEES

The following table provides a breakdown of employees as of January 2, 2009:

Manufacturing	1,580
General and administrative	139
Sales and marketing	36
Research, development and engineering	199
Chaumont, France facility	214
Switzerland facilities	233
Tijuana, Mexico facility	882
Total	3,283

We also employ a number of temporary employees to assist us with various projects and service functions and address peaks in staff requirements.  Our employees are not represented by any union.  Approximately 170 and 180 positions at our Switzerland and France locations, respectively, are manufacturing in nature.  The positions at our Tijuana, Mexico facility are primarily manufacturing.  We believe that we have a good relationship with our employees.

EXECUTIVE OFFICERS OF THE COMPANY

Information concerning our executive officers is presented below as of March 2, 2009.  The officers’ terms of office run until the first meeting of the Board of Directors after our Annual Meeting, which takes place immediately following our Annual Meeting of Stockholders and until their successors are elected and qualified, except in the case of earlier death, retirement, resignation or removal.

Mauricio Arellano, age 42, is Senior Vice President and the Business Leader for our Cardiac and Neurology Group.  He served as the Senior Vice President and Business Leader of our CRM and Neuromodulation Group from January 2008 to October 2008, our Medical Solutions Group from November 2006 to January 2008 and as Vice President of Greatbatch Mexico from January 2005 to November 2006.  Mr. Arellano joined our Company in October 2003 as the Plant Manager of our former Carson City, NV facility.  Prior to joining our Company, he served in a variety of human resources and operational roles with Tyco Healthcare – Especialidades Medicas Kenmex and with Sony de Tijuana Este.

Susan M. Bratton, age 52, is Senior Vice President and Business Leader for our Commercial Group.  She served as Vice President of Corporate Quality from March 2001 to January 2005, as General Manager of our Electrochem Division from July 1998 to March 2001 and as Director of Procurement from June 1991 to July 1998.  Ms. Bratton has held various other positions with our Company since joining us in 1976.

Susan H. Campbell, age 44, is Senior Vice President and the Business Leader for our Orthopedics Group.  Ms. Campbell had served as Senior Vice President for Global Manufacturing and Supply Chain from January 2008 until October 2008 and the Business Leader for our Medical Power Group from January 2005 until January 2008.  She joined our Company in April 2003 as the Plant Manager for our medical battery facility.  Prior to that time, Ms. Campbell was a plant manager for Delphi Corporation and General Motors Corporation.

Barbara M. Davis, age 58, is Vice President for Human Resources, a position she has held since April 2004.  She joined our Company in October 1998 as Director of Human Resources and Organization Development.

Richard M. Farrell, age 46, is Vice President of our QIG Group.  Mr. Farrell joined the Company with our acquisition of Quan in November 2007 as Vice President for Business Development.  He was a founder of and had been employed by Quan in a variety of roles, since 1998, most recently as its Vice President of Business Development.

Thomas J. Hook, age 46, is our President & Chief Executive Officer.  Prior to August 2006, he was our Chief Operating Officer, a position he assumed upon joining our Company in September 2004.  From August 2002 until September 2004, Mr. Hook was employed by CTI Molecular Imaging where he had served as President, CTI Solutions Group.

Thomas J. Mazza, age 55, is Senior Vice President & Chief Financial Officer, a position he has held since August 2005.  He joined our Company in November 2003 as Vice President and Corporate Controller.  Prior to that, Mr. Mazza served in a variety of financial roles with Foster Wheeler Ltd., including Vice President and Corporate Controller.

Timothy G. McEvoy, age 51, is Vice President, General Counsel & Secretary, a position he has held since joining our Company in February 2007.  From 1992 until January 2007, he was employed in a variety of legal roles by Manufacturers and Traders Trust Company, most recently as Administrative Vice President and Deputy General Counsel.

AVAILABLE INFORMATION

We make available free of charge through our internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file those reports with, or furnish them to, the Securities and Exchange Commission.  Our Internet address is www.greatbatch.com.  The information contained on our website is not incorporated by reference in this annual report on Form 10-K and should not be considered a part of this report. These items may also be obtained free of charge by written request made to Christopher J. Thome, Manager of External Reporting and Investor Relations, Greatbatch, Inc., 10000 Wehrle Drive, Clarence, New York 14031.

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
They include statements relating to:

•	future sales, expenses and profitability;
•	the future development and expected growth of our business and industry;
•	our ability to execute our business model and our business strategy;
•	our ability to identify trends within our industries and to offer products and services that meet the changing needs of those markets; and
•	projected capital expenditures.

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

Although it is not possible to create a comprehensive list of all factors that may cause actual results to differ from the results expressed or implied by our forward-looking statements or that may affect our future results, some of these factors include the following: dependence upon a limited number of customers; customer ordering patterns; product obsolescence; our inability to market current or future products; pricing pressure from customers; our ability to timely and successfully implement our cost reduction and plant consolidation initiatives; our reliance on third party suppliers for raw materials, products and subcomponents; fluctuating operating results; our inability to maintain high quality standards for our products; challenges to our intellectual property rights; product liability claims; our inability to successfully consummate and integrate acquisitions and to realize synergies and to operate these acquired businesses in accordance with expectations; our unsuccessful expansion into new markets; our inability to obtain licenses to key technology; regulatory changes or consolidation in the healthcare industry; global economic factors including currency exchange rates and interest rates; and other risks and uncertainties that arise from time to time and are described in Item 1A of this report.

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

In 2008, Boston Scientific, Medtronic and St. Jude Medical, collectively accounted for approximately 44% of our revenues.  Our supply agreements with these customers might not be renewed.  Furthermore, many of our supply agreements do not contain minimum purchase level requirements and therefore there is no guaranteed source of revenue that we can depend upon under these agreements.  The loss of any large customer or a reduction of business with that customer for any reason would harm our business, financial condition and results of operations.

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

The market for our medical and commercial products has been growing in recent years.  If the market for our products does not grow as rapidly as forecasted by industry experts, our revenues could be less than expected.  In addition, it is difficult to predict the rate at which the market for our products will grow or at which new and increased competition will result in market saturation.  Slower growth in the CRM, Orthopedic, Vascular Access or Energy markets in particular would negatively impact our revenues.  In addition, we face the risk that our products will lose widespread market acceptance.  Our customers may not continue to utilize the products we offer and a market may not develop for our future products.

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

At January 2, 2009, we had $428.6 million of intangible assets, representing 50% of our total assets.  These intangible assets consist primarily of goodwill, trademarks, tradenames, customer lists and patented technology arising from our acquisitions.  Goodwill and other intangible assets with indefinite lives are not amortized, but are tested annually or upon the occurrence of certain events that indicate that the assets may be impaired.  We may not receive the recorded value for our intangible assets if we sell or liquidate our business or assets.  In addition, the material concentration of intangible assets increases the risk of a large charge to earnings in the event that the recoverability of these intangible assets is impaired, and in the event of such a charge to earnings, the market price of our common stock could be adversely affected.  In addition, intangible assets with definite lives, which represent $90.3 million of our net intangible assets at January 2, 2009, will continue to be amortized.  We incurred total amortization expenses relating to these intangible assets of $10.7 million in 2008. These expenses will reduce our future earnings or increase our future losses.

Quality problems with our products could harm our reputation for producing high quality products, erode our competitive advantage.

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

Regulatory issues resulting from product complaints/recalls or regulatory body audits could harm our ability to produce and supply products or bring new products to market.

Our products are designed, manufactured and distributed globally in compliance with all pertinent regulations and standards.  However, a product complaint recall or negative regulatory body audit may cause products to be removed from the market.  In addition, during the corrective phase, regulatory bodies may not allow new products to be cleared for marketing and sale.

If we become subject to product liability claims, our operating results and financial condition could suffer.

The manufacturing and sale of our products expose us to potential product liability claims and product recalls, including those that may arise from failure to meet product specifications, misuse or malfunction of, or design flaws in our products, or use of our products with components or systems not manufactured or sold by us.  Many of our products are components and function in interaction with our customers’ medical devices.  For example, our batteries are produced to meet various electrical performance, longevity and other specifications, but the actual performance of those products is dependent on how they are in fact utilized as part of the customers’ devices over the lifetime of the products.  Product performance and device interaction from time to time have been, and may in the future be, different than expected for a number of reasons.  Consequently, it is possible that customers may experience problems with their medical devices that could require device recall or other corrective action, where our batteries met the specification at delivery, and for reasons that are not related primarily or at all to any failure by our product to perform in accordance with specifications.  It is possible that our customers (or end-users) may in the future assert that our products caused or contributed to device failure where our product was not the primary cause of the device performance issue.  Even if these assertions do not lead to product liability or contract claims, they could harm our reputation and our customer relationships.

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

We rely on a combination of patents, licenses, trade secrets and know-how to establish and protect our proprietary rights to our technologies and products.  As of January 2, 2009, we held 372 active U.S. patents and 264 active foreign patents.  However, the steps we have taken or will take to protect our proprietary rights may not be adequate to deter misappropriation of our intellectual property.  In addition to seeking formal patent protection whenever possible, we attempt to protect our proprietary rights and trade secrets by entering into confidentiality and non-compete agreements with employees, consultants and third parties with which we do business.  However, these agreements can be breached and, if they are, there may not be an adequate remedy available to us and we may be unable to prevent the unauthorized disclosure or use of our technical knowledge, practices or procedures.  If our trade secrets become known, we may lose our competitive advantages.

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

Any litigation or other challenges regarding our patents or other intellectual property could be costly and time consuming and could divert our management and key personnel from our business operations.  The complexity of the technology involved in producing our products, and the uncertainty of intellectual property litigation increases these risks.  Claims of intellectual property infringement might also require us to enter into costly royalty or license agreements.  However, we may not be able to obtain royalty or license agreements on terms acceptable to us, or at all.  We also may be subject to significant damages or injunctions against development and sale of our products.  See “Litigation” of Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We have made and expect to make in the future acquisitions that complement our core competencies in technology and manufacturing to enable us to manufacture and sell additional products to our existing customers and to expand our business into related markets.  Implementation of our acquisition strategy entails a number of risks, including:

•	inaccurate assessments of potential liabilities associated with the acquired businesses;
•	the existence of unknown and/or undisclosed liabilities associated with the acquired businesses;
•	diversion of our management’s attention from our core businesses;
•	potential loss of key employees or customers of the acquired businesses;
•	difficulties in integrating the operations and products of an acquired business or in realizing projected revenue growth, efficiencies and cost savings; and
•	increases in indebtedness and limitation in our ability to access capital if needed.

Since the end of 2006, we have made seven acquisitions: BIOMEC in April 2007; Enpath in June 2007; IntelliSensing in October 2007; Quan in November 2007; EAC in November 2007; and most recently Precimed in January 2008 and the Chaumont Facility in February 2008.  These acquisitions have increased the size and scope of our operations, and may place a strain on our managerial, operational and financial resources and systems.  Any failure by us to manage this growth and successfully integrate these acquisitions could harm our business and our financial condition and results.

If we are not successful in making acquisitions to expand and develop our business, our operating results may suffer.

A component of our strategy is to make acquisitions that complement our core competencies in technology and manufacturing to enable us to manufacture and sell additional products to our existing customers and to expand our business into related markets.  Our continued growth may depend on our ability to identify and acquire companies that complement or enhance our business on acceptable terms.  We may not be able to identify or complete future acquisitions.  Some of the risks that we may encounter include expenses associated with and difficulties in identifying potential targets, the costs associated with unsuccessful acquisitions, and higher prices for acquired companies because of competition for attractive acquisition targets.  Our failure to acquire additional companies could cause our operating results to suffer.

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

Our business involves complex manufacturing processes and hazardous materials that can be dangerous to our employees.  Although we employ safety procedures in the design and operation of our facilities, there is a risk that an accident or death could occur in one of our facilities.  Any accident, such as a chemical spill, could result in significant manufacturing delays or claims for damages resulting from injuries, which would harm our operations and financial condition.  The potential liability resulting from any such accident or death, to the extent not covered by insurance, could harm our financial condition and/or operating results.  Any disruption of operations at any of our facilities could harm our business.

We intend to expand into new markets and our proposed expansion plans may not be successful, which could harm our operating results.

We intend to expand into new markets through the development of new product applications based on our existing component technologies.  These efforts have required and will continue to require us to make substantial investments, including significant research, development and engineering expenditures and capital expenditures for new, expanded or improved manufacturing facilities.  Specific risks in connection with expanding into new markets include the inability to transfer our quality standards into new products, the failure of customers in new markets to accept our products, and competition.  We may not be able to successfully manage expansion into new markets and products and these unsuccessful efforts may harm our operating results.

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

Our sales to countries outside the U.S., which accounted for 51% of net sales for 2008, our Mexico, Switzerland and France locations are subject to certain foreign country risks.  Our international operations are, and will continue to be, subject to a number of risks and potential costs, including:

•	changes in foreign regulatory requirements;
•	local product preferences and product requirements;
•	longer-term receivables than are typical in the U.S.;
•	difficulties in enforcing agreements through certain foreign legal systems;
•	less protection of intellectual property in some countries outside of the U.S.;
•	trade protection measures and import and export licensing requirements;
•	work force instability;
•	political and economic instability; and
•	complex tax and cash management issues.

We incur certain expenses related to our foreign operations that are denominated in a foreign currency.  Historically, foreign currency fluctuations have not had a material effect on our consolidated financial statements.  However, fluctuations in foreign currency exchange rates could have a significant negative impact on our profitability and operating results.

The current economic environment and credit market uncertainty could interrupt our access to capital markets, borrowings, or financial transactions to hedge certain risks, which could adversely affect our financial condition.

As of January 2, 2009, we had $352.9 million of long-term debt with varying maturities, including our convertible subordinated notes and revolving line of credit.  These arrangements have allowed us to make investments in growth opportunities and fund working capital requirements. In addition, we enter into financial transactions to hedge certain risks, including foreign exchange and interest rate risk. Our continued access to capital markets, the stability of our lenders and their willingness to support our needs, and the stability of the parties to our financial transactions that hedge risks are essential for us to meet our current obligations, fund operations, and fund our strategic initiatives.  An interruption in our access to external financing or financial transactions to hedge risk could adversely affect our business prospects and financial condition. See further information regarding our liquidity in “Liquidity and Capital Resources” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Our Electrochem revenues are dependent on conditions in the oil and natural gas industry, which historically have been volatile.

Sales of our commercial products depend to a great extent upon the condition of the oil and gas industry.  In the past, oil and natural gas prices have been volatile and the oil and gas exploration and production industry has been cyclical, and it is likely that oil and natural gas prices will continue to fluctuate in the future.  The current and anticipated prices of oil and natural gas influence the oil and gas exploration and production business and are affected by a variety of political and economic factors beyond our control, including worldwide demand for oil and natural gas, worldwide and domestic supplies of oil and natural gas, the ability of the Organization of Petroleum Exporting Countries (“OPEC”) to set and maintain production levels and pricing, the level of production of non-OPEC countries, the price and availability of alternative fuels, political stability in oil producing regions and the policies of the various governments regarding exploration and development of their oil and natural gas reserves.  An adverse change in the oil and gas exploration and production industry or a reduction in the exploration and production expenditures of oil and gas companies could cause our revenues from Electrochem product sales to decline.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Our executive offices are located in Clarence, New York.  The following table sets forth information about all of our significant facilities as of January 2, 2009:

Location	Sq. Ft.	Own/Lease	Principal Use
Alden, NY	125,000	Own	Medical battery and capacitor manufacturing
Blaine, MN	32,400	Own	Medical device manufacturing and engineering (formerly Quan)
Canton, MA	32,000	Own	Commercial battery manufacturing and research, development and engineering ("RD&E").
Chaumont, France	59,200	Own	Manufacturing of orthopedic and surgical goods (formerly DePuy)
Clarence, NY	117,800	Own	Corporate offices and RD&E
Clarence, NY	20,800	Own	Machining and assembly of components
Clarence, NY	18,600	Lease	Machining and assembly of components
Cleveland, OH	16,900	Lease	Office and lab space for strategic design and innovation (formerly BIOMEC)
Columbia City, IN	40,000	Lease	Manufacturing of orthopedic and surgical goods (formerly Precimed)

Corgemont, Switzerland	34,400	Lease	Manufacturing of orthopedic and surgical goods (formerly Precimed)
Indianapolis, IN	82,600	Own	Manufacturing of orthopedic and surgical goods (formerly Precimed)
Minneapolis, MN	72,000	Own	Enclosure manufacturing and engineering
Orvin, Switzerland	34,400	Own	Manufacturing of orthopedic and surgical goods (formerly Precimed)
Plymouth, MN	95,700	Lease	Introducers, catheters and leads manufacturing and engineering (formerly Enpath)
Raynham, MA	81,000	Own	Commercial battery manufacturing and RD&E
Teterboro, NJ	23,500	Lease	Office, warehousing and manufacturing (formerly EAC)
Tijuana, Mexico	144,000	Lease	Value-added assembly, and feedthrough, electrode and EMI filtering manufacturing

We believe these facilities are suitable and adequate for our current business.  During 2008, construction of our new 81,000 square foot manufacturing facility in Raynham, MA was completed.  Additionally, the expansion of our research and development location in Clarence, NY was completed in mid-2008.  This provided an additional 35,000 square feet of space for our corporate headquarters and replaced the 45,000 square feet of leased space previously utilized.  Finally, in 2008 we ceased operations at our Orchard Park, NY, Suzhou, China, and Saignelegier, Switzerland facilities.

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

As previously reported, on June 12, 2006, Enpath was named as defendant in a patent infringement action filed by Pressure Products Medical Supplies, Inc. (“Pressure Products”) in which Pressure Products alleged that Enpath’s FlowGuard™ valved introducer, which has been on the market for more than three years, and Enpath’s ViaSeal™ prototype introducer, which has not been sold, infringes claims in Pressure Products patents.  After trial, a jury found that Enpath infringed the Pressure Products patents, but not willfully, and awarded damages in the amount of $1.1 million. Enpath has appealed the final judgment to the U.S. Court of Appeals for the Federal Circuit.  As a result of a post-trial motion and pending the appeal, Enpath is permitted to continue to sell FlowGuard™ provided that Enpath pays into an escrow fund a royalty of between $1.50 and $2.25 for each sale of a FlowGuard™ valved introducer.  The amount accrued as escrow during 2008 was $0.5 million.  During 2008, the Company incurred $4.5 million of costs related to this litigation.

During 2002, a former non-medical customer commenced an action alleging that the Company had used proprietary information of the customer to develop certain products.  The Company believes that it has meritorious defenses and is vigorously defending the matter.  The potential risk of loss is between $0.0 and $1.7 million.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “GB.”  The following table sets forth for the periods indicated the high, low and closing sales prices per share for the common stock as reported by the NYSE:

2007	High	Low	Close
First Quarter 2007	$30.05	$25.04	$25.50
Second Quarter 2007	33.17	25.31	32.40
Third Quarter 2007	34.96	26.00	26.59
Fourth Quarter 2007	27.50	18.52	19.91
2008
First Quarter 2008	$23.48	$17.18	$18.79
Second Quarter 2008	19.79	15.49	17.20
Third Quarter 2008	27.08	16.86	25.78
Fourth Quarter 2008	27.41	17.72	26.72

As of March 2, 2009 there were 250 record holders of the Company’s common stock.  The Company stock account included in our 401(k) plan is considered one record holder for the purposes of this calculation.  There are approximately 1,700 holders of Company stock in the 401(k) including active and former employees. We have not paid cash dividends and currently intend to retain any earnings to further develop and grow our business.

To satisfy minimum tax withholding requirements on vested restricted stock awards as allowed under the Company’s 2002 and 2005 stock incentive plans, the Company repurchased 56,755 shares from employees of the Company at an average cost of $24.57 per share in 2008.  The price of these repurchases was based upon the closing market price of the Company’s stock on the date of vesting.

PERFORMANCE GRAPH

The following graph compares for the five year period ended January 2, 2009, the cumulative total stockholder return for Greatbatch, Inc., the S&P SmallCap 600 Index, and the Hemscott Peer Group Index.  The Hemscott Peer Group Index includes approximately 200 comparable companies included in the Hemscott Industry Group 520 Medical Instruments & Supplies and 521 Medical Appliances & Equipment.  The graph assumes that $100 was invested on January 2, 2004 and assumes reinvestment of dividends.  The stock price performance shown on the following graph is not necessarily indicative of future price performance:

ITEM 6.   SELECTED FINANCIAL DATA

The following table provides selected financial data of our Company for the periods indicated.  You should read this data along with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data” appearing elsewhere in this report.  The consolidated statement of operations data and the consolidated balance sheet data for the fiscal years indicated have been derived from our consolidated financial statements and related notes.

	Jan. 2,		Dec. 28,		Dec. 29,		Dec. 30,		Dec. 31,
Years ended	2009 (3)		2007 (3)		2006		2005		2004
			(in thousands, except per share data)
Consolidated Statement of Operations Data:
Sales	$546,644		$318,746		$271,142		$241,097		$200,119

Income before income taxes	27,303	(1)	28,688	(1)	23,534	(1)	15,464	(1)(2)	23,732	(2)

Income per share
Basic	$0.82		$0.68		$0.74		$0.47		$0.67
Diluted	0.81		0.67		0.73		0.46	(2)	0.66	(2)
Consolidated Balance Sheet Data:
Working capital	$142,219		$116,816		$199,051		$151,958		$132,360

Total assets	848,931		663,851		547,827		512,911		476,166

Long-term obligations	404,827		276,772		205,859		200,261		193,948

(1)
From 2005 to 2008, we recorded charges in other operating expenses, net related to our ongoing cost savings and consolidation efforts.  Additional information is set forth at Note 11  – “Other Operating Expenses” of the Notes to the Consolidated Financial Statements contained in Item 8 of this report.

(2)
Beginning in fiscal year 2006, we adopted Financial Accounting Standards Board, Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), and related Securities and Exchange Commission rules included in Staff Accounting Bulletin No. 107.  Under SFAS No. 123(R) we are now required to record compensation costs related to all stock-based awards.  Income before income taxes and diluted earnings per share would have been lower by $3.4 million or $0.10 per share for 2005, respectively, and $3.2 million or $0.10 per share for 2004, respectively. Additional information is set forth at Note 10 – “Stock-Based Compensation” of the Notes to the Consolidated Financial Statements contained in Item 8 of this report.

(3)
During 2008, we acquired P Medical Holding, SA (January 2008) and DePuy Orthopaedics Chaumont, France facility (February 2008).  During 2007, we acquired BIOMEC, Inc. (April 2007), Enpath Medical, Inc. (June 2007), IntelliSensing, LLC (October 2007), Quan Emerteq, LLC (November 2007), and Engineered Assemblies Corporation (November 2007).  These amounts include the results of operations of these companies subsequent to their acquisitions. As a result of these acquisitions, the Company recorded charges in 2008 and 2007 of $8.7 million and $17.8 million, respectively related to inventory step up amortization and in process research and development.  Additional information is set forth at Note 2 – “Acquisitions” of the Notes to the Consolidated Financial Statements contained in Item 8 of this report.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YOU SHOULD READ THE FOLLOWING DISCUSSION AND ANALYSIS OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS REPORT.

Overview

Our Business

•	Our business
•	CEO message
•	Our acquisitions
•	Our customers
•	Financial overview
•	Product development

Cost Savings and Consolidation Efforts

•	2005 & 2006 facility shutdowns and consolidations
•	2007 & 2008 facility shutdowns and consolidations

Our Critical Accounting Estimates

•	Valuation of goodwill, other identifiable intangible assets and IPR&D
•	Stock-based compensation
•	Inventories
•	Tangible long-lived assets
•	Provision for income taxes

Our Financial Results

•	Results of operations table
•	Fiscal 2008 compared with fiscal 2007
•	Fiscal 2007 compared with fiscal 2006
•	Liquidity and capital resources
•	Off-balance sheet arrangements
•	Litigation
•	Contractual obligations
•	Inflation
•	Impact of recently issued accounting standards

Our Business

We operate our business in two reportable segments – Implantable Medical Components (“IMC”) and Electrochem Solutions (“Electrochem”).  Our IMC business designs and manufactures components and devices for the Cardiac Rhythm Management (“CRM”), Neuromodulation, Vascular Access and Orthopedic markets.  Additionally, our IMC business offers value-added assembly and design engineering services for products that incorporate Implantable Medical Device (“IMD”) components.

Our IMC customers include leading original equipment manufacturers (“OEM”), in alphabetical order here and throughout this report, such as Biotronik, Boston Scientific, DePuy Orthopaedics, Johnson & Johnson, Medtronic, Smith & Nephew, Sorin Group, St. Jude Medical, Stryker and Zimmer.  We entered the Vascular Access and Orthopedic markets through our acquisitions in 2008 and 2007.

Electrochem is a world leader in the design, manufacture and distribution of electrochemical cells, battery packs and wireless sensors for demanding applications in markets such as energy, security, portable medical, environmental monitoring and more.  Electrochem broadened its product portfolio through its acquisitions of Engineered Assemblies Corporation (“EAC”) and IntelliSensing, LLC in 2007, and can now design and provide its customers rechargeable battery and wireless sensor systems.

CEO Message

The last two years have represented significant change at Greatbatch. As our diversification strategy continues to progress, we have acquired seven companies, streamlined operations, and have built a diverse offering of products and unique technologies to better serve an expanded customer base. The results of this are made evident by our record sales in 2008.

Our 2008 results reflect the continued successful execution of our strategic plan. Despite the turmoil in the broader economy, our diversification strategy and focus on delivering innovative solutions for our customers enabled us to drive improved operating performance.  Additionally, to support our growth strategies, we are working diligently on the integration of our family of companies so we can optimize performance and deliver innovative value to our customers and our shareholders.  We are extremely satisfied with the progress we have made on the integration of our acquisitions. In addition, we remain committed to ongoing improvements in our operating performance through further leveraging our diversified revenue base, continued facility consolidation, and product development activities which are focused on high value-added products across all of our business segments. We will continue to evaluate opportunities to leverage our cutting edge technology, operational capabilities, and unmatched dedication to driving innovation for our customers. We believe we have set a solid foundation to further strengthen and expand our position in the marketplace and we remain confident in Greatbatch’s future growth opportunities.

Our Acquisitions

On April 3, 2007, we acquired substantially all of the assets of BIOMEC, Inc. (“BIOMEC”).  BIOMEC is a biomedical device company based in Cleveland, OH.  The results of BIOMEC’s operations were included in our IMC business from the date of acquisition.  The purchase price and other direct costs of BIOMEC totaled $11.4 million, which we paid in cash.  Total assets acquired from BIOMEC were $12.0 million, of which $7.4 million were intangible assets, including $2.3 million of in-process research and development (“IPR&D”), which we immediately expensed, and $5.1 million of goodwill.

On June 15, 2007, we completed our acquisition of Enpath Medical, Inc. (“Enpath”).  Enpath designs, develops, manufactures and markets single use medical device products for the cardiac rhythm management, neuromodulation and interventional radiology markets.  The results of Enpath’s operations were included in our IMC business from the date of acquisition.  The purchase price and other direct costs of Enpath totaled $98.4 million, which we paid in cash.  Total assets acquired from Enpath were $113.8 million, of which $91.3 million were intangible assets, including $13.8 million of IPR&D which we immediately expensed, and $48.9 million of goodwill.

On October 26, 2007 we acquired substantially all of the assets of IntelliSensing, LLC (“IntelliSensing”).  IntelliSensing designs and manufactures wireless sensor solutions that measure temperature, pressure, flow and other critical data.  The results of IntelliSensing’s operations were included in our Electrochem business from the date of acquisition.  The purchase price and other direct costs of IntelliSensing totaled $3.9 million, which we paid in cash.  Total assets acquired from IntelliSensing were $4.0 million, of which $3.8 million were intangible assets, including $1.9 million of goodwill.

On November 16, 2007, we acquired substantially all of the assets of Quan Emerteq, LLC (“Quan”).  Quan designs, develops and manufactures single use medical device products for the vascular, CRM and neuromodulation markets.  The results of Quan’s operations were included in our IMC business from the date of acquisition.  The purchase price and other direct costs of Quan totaled $60.0 million, which we primarily paid in cash.  Total assets acquired from Quan were $62.8 million, of which $52.4 million were intangible assets, including $32.2 million of goodwill.

On November 16, 2007, we acquired substantially all of the assets of Engineered Assemblies Corporation (“EAC”).  EAC is a leading provider of custom battery solutions and electronics integration focused on rechargeable battery systems.  The results of EAC’s operations were included in our Electrochem business from the date of acquisition.  The purchase price and other direct costs of EAC totaled $15.1 million, which we paid in cash.  Total assets acquired from EAC were $16.7 million, of which $7.9 million were intangible assets, including $5.5 million of goodwill.

On January 7, 2008, we acquired P Medical Holding SA (“Precimed”) which has administrative offices in Orvin, Switzerland and Exton, PA, manufacturing operations in Switzerland and Indiana and sales offices in Japan, China and the United Kingdom.  Precimed is a leading technology-driven supplier to the orthopedic industry.  The results of Precimed’s operations were included in our IMC business from the date of acquisition.  The purchase price and other direct costs of Precimed totaled $85.0 million, which we paid in cash.  Total assets acquired from Precimed were $143.0 million, of which $82.3 million were intangible assets, including $2.2 million of IPR&D which we immediately expensed, and $47.2 million of goodwill.

On February 11, 2008, Precimed completed its previously announced acquisition of DePuy Orthopaedics (“DePuy”) Chaumont, France manufacturing facility (the “Chaumont Facility”).  The Chaumont Facility produces hip and shoulder implants for DePuy Ireland who distributes them worldwide through various DePuy selling entities.  This transaction included a new four year supply agreement with DePuy.  The results of DePuy’s operations were included in our IMC business from the date of acquisition.  The purchase price and other direct costs of the Chaumont Facility totaled $28.7 million, which was paid in cash.  Total assets acquired from the Chaumont Facility were $29.3 million, of which $6.6 million was goodwill.

Going forward, we expect the pace of acquisitions to be less than the 2008 & 2007 level.  However, we will continue to pursue strategically targeted and opportunistic acquisitions.

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

Our IMC customers include leading OEMs, such as Biotronik, Boston Scientific, DePuy, Johnson & Johnson, Medtronic, Smith & Nephew, Sorin Group, St. Jude Medical, Stryker and Zimmer.  During 2007 and in the first quarter of 2008, we completed seven acquisitions in order to diversify our customer base and market concentration.  As a result, in 2008 Boston Scientific, Medtronic and St. Jude Medical collectively accounted for 44% of our total sales, compared to 67% in 2007 and 2006.

Our Electrochem customers are primarily companies involved in energy, security, portable medical, environmental monitoring and more.  We have entered into long-term supply agreements with some of those customers.  Some of these customers include, General Electric, Halliburton Company, PathFinder Energy Services and Weatherford International.

Financial Overview

We achieved sales of $546.6 million for 2008, an increase of 71% over the previous year.  2008 benefitted from our acquisitions in 2007 and 2008 which added approximately $208.2 million of incremental revenue as well as organic growth of 7%.  This included approximately $10 million of revenue due to the additional week of sales in 2008 resulting from our fiscal year-end falling in 2009 (closest Friday to December 31st).

During 2008, we were extremely focused on the integration of our seven acquisitions from 2007 and 2008.  This included the initiation and implementation of numerous cost savings and consolidation initiatives, as well as leveraging the diversified revenue base that we acquired to drive improved operating performance.

Our diluted earnings per share for 2008 totaled $0.81 compared to $0.67 for 2007.  2008 results were reduced by $0.59 per share of net charges and gains such as IPR&D charges, non-recurring acquisition related charges (inventory step-up amortization) and charges related to our cost savings and consolidation initiatives partially offset by a debt extinguishment gain. 2007 results were reduced by $0.60 per share of similar charges, net of gains.

We completed five acquisitions in 2007 and two in the first two months of 2008.  These acquisitions were enabled by our strong cash position and the financing we put in place during the first half of 2007.  As of January 2, 2009, we had $22.1 million in cash and cash equivalents and $352.9 million of long-term debt.  Payment on $30.5 million of this debt is due in June 2010 with the remaining debt due in 2012 and 2013.  For 2008, we generated $57.1 million of cash flow from operations compared to $43.0 million in 2007, an increase of 33%.

Product Development

Currently, we are developing a series of new products for customer applications in the CRM, neuromodulation, vascular access, orthopedics and commercial markets.  Some of the key development initiatives include:

1.	Continue the evolution of our Q series high rate ICD batteries;
2.	Continue development of MRI compatible product lines;
3.	Integrate Biomimetic coating technology with vascular access devices;
4.	Complete design of next generation steerable catheters;
5.	Advance minimally invasive surgical techniques for orthopedics industry;
6.	Develop disposable instrumentation;
7.	Provide wireless sensing solutions to commercial customers; and
8.	Develop a charging platform for commercial secondary offering.

In May 2008, we announced the execution of a letter of intent in which the Sorin Group will leverage our MRI technology in their future CRM devices. At the same time we continue to explore and develop similar relationships with other customers in both the CRM and neuromodulation space. MRI compatible components are just one example of our strategy to continue to deliver innovative solutions for our customers that improve the functionality, safety, and efficiency of their products.

Approximately $2.3 million of the BIOMEC purchase price was allocated to the estimated fair value of acquired IPR&D projects that had not yet reached technological feasibility and had no alternative future use as of the acquisition date.  The value assigned to IPR&D relates to projects that incorporate BIOMEC’s novel-polymer coating (biomimetic) technology that mimics the surface of endothelial cells of blood vessels.  An agreement was reached in 2008 with an OEM partner to provide coating material and services for their catheter products.  Testing was conducted to support this application, and a 510(k) was submitted to the Food and Drug Administration (“FDA”) in December requesting clearance to market this product.  We expect approval of this 510(k) in early 2009, with product sales to commence following this clearance.  There were no significant changes from our original estimates with regard to these projects during 2008.

Approximately $13.8 million of the Enpath purchase price was allocated to the estimated fair value of acquired IPR&D projects that had not yet reached technological feasibility and had no alternative future use.  These projects primarily represent the next generation of introducer and catheter products already being sold by Enpath which incorporate new enhancements and customer modifications.  One introducer project was launched near the end of 2008.  We expect to commercially launch the other introducer products under development in 2009 which will replace existing products.  These introducer projects acquired have been delayed due to timing of customer adoption and transition and technical difficulties of some of the projects.  Additionally, future sales from our ViaSealTM introducer project have been enjoined due to litigation (See “Litigation”).  The catheter IPR&D project, to which a portion of the Enpath purchase price was allocated, has been put on hold indefinitely in order to allocate resources to other projects.  These delays in introducer and catheter projects are not expected to have a material impact on our results of operations.

Approximately $2.2 million of the Precimed purchase price was allocated to the preliminary estimated fair value of acquired IPR&D projects that had not yet reached technological feasibility and had no alternative future use.  The value assigned to IPR&D related to Reamer, Instrument Kit, Locking Plate and Cutting Guide projects.  These projects primarily represent the next generation of products already being sold by Precimed which incorporate new enhancements and customer modifications.  We commercially launched a portion of these products in 2008 and expect to launch others in 2009.  Several of the other orthopedic projects acquired have been delayed and two have been cancelled due to the timing of customer adoption, technical difficulties, inability to meet margin goals and feasibility assessments. These changes are not expected to have a material impact on our results of operations as these projects were assumed to have lower margins.

Cost Savings and Consolidation Efforts

From 2005 to 2008, we recorded charges in other operating expenses related to our ongoing cost savings and consolidation efforts.  Additional information is set forth in Note 11 – “Other Operating Expenses” of the Notes to the Consolidated Financial Statements contained in Item 8 of this report.

2005 & 2006 facility shutdowns and consolidations - Beginning in the first quarter of 2005 and ending in the second quarter of 2006 we consolidated our medical capacitor manufacturing operations in Cheektowaga, NY, and our implantable medical battery manufacturing operations in Clarence, NY, into our advanced power source manufacturing facility in Alden, NY (“Alden Facility”).  We also consolidated our capacitor research, development and engineering operations from our Cheektowaga, NY facility into our technology center in Clarence, NY.

In the first quarter of 2005, we announced our intent to close our Carson City, NV facility and consolidate the work performed at that facility into our Tijuana, Mexico facility.  This consolidation project was completed in the third quarter of 2007.

In the fourth quarter of 2005, we announced our intent to close our Columbia, MD facility (“Columbia Facility”) and Fremont, CA Advanced Research Laboratory (“ARL”).  We also announced that the manufacturing operations at our Columbia Facility will be moved into our Tijuana Facility and that the research, development and engineering and product development functions at our Columbia Facility and at ARL will relocate to our technology center in Clarence, NY.  The ARL portion of this consolidation project was completed in the fourth quarter of 2006.  The Columbia Facility portion of this consolidation project was completed in the third quarter of 2008.

During the fourth quarter of 2006, we completed a plan for consolidating our corporate and business unit organization structure.  A significant portion of the annual savings from this initiative was reinvested into research & development activities and business growth opportunities.

The total cost of these projects was $24.7 million, which was incurred from 2005 to 2008, and included the following:

•	Severance and retention - $7.4 million;
•	Production inefficiencies, moving and revalidation - $4.6 million;
•	Accelerated depreciation and asset write-offs - $1.1 million;
•	Personnel - $8.4 million; and
•	Other - $3.2 million.

All categories of costs were considered to be cash expenditures, except accelerated depreciation and asset write-offs.  Approximately $23.6 million of these expenses for the facility shutdowns and consolidations were included in the IMC business segment, $0.1 million in the Electrochem segment (2006) and $1.0 million was recorded in unallocated operating expenses (2006).

2007 & 2008 facility shutdowns and consolidations - In the first quarter of 2007, we announced that we will close our current Electrochem manufacturing facility in Canton, MA and construct a new 81,000 square foot replacement facility in Raynham, MA.  This initiative is not cost savings driven but capacity driven for the Electrochem group.

In the second quarter of 2007, we announced that we will consolidate our corporate offices in Clarence, NY into our existing research and development center also in Clarence, NY after an expansion of that facility was complete.  This expansion and relocation was completed in the third quarter of 2008.

During the second and third quarters of 2008, we reorganized and consolidated various general & administrative and research & development functions throughout the organization in order to optimize those resources with the businesses we acquired in 2007 and 2008.

In the second half of 2008, we ceased manufacturing at our facility in Suzhou, China, which was acquired from EAC, and closed our leased manufacturing facility in Orchard Park, NY, which was acquired from IntelliSensing.  Additionally, we consolidated our Saignelegier, Switzerland manufacturing facility, which was acquired from Precimed.  The operations of these facilities were relocated to existing facilities which have excess capacity.  The facility in China is expected to be used as a procurement office in 2009.

In the fourth quarter of 2008, we approved a plan for the closure of our Teterboro, New Jersey (Electrochem manufacturing), Blaine, Minnesota (Vascular Access manufacturing) and Exton, Pennsylvania (Orthopedics corporate office) facilities.  The operations at these facilities will be moved to other existing facilities with excess capacity.

The above initiatives are expected to be completed over the next twelve months.  The total cost for these facility shutdowns and consolidations is expected to be approximately $13.5 million to $15.0 million of which $8.9 million has been incurred through January 2, 2009.

The major categories of costs include the following:

•	Severance and retention - $4.3 million to $4.6 million;
•	Production inefficiencies, moving and revalidation - $2.4 million to $2.7 million;
•	Accelerated depreciation and asset write-offs - $4.1 million to $4.4 million;
•	Personnel - $1.2 million to $1.5 million; and
•	Other - $1.5 million to $1.8 million.

As a result of our consolidation initiatives, during 2008 two facilities were determined to be impaired.  Accordingly, these facilities, which had a carrying amount of $5.1 million, were written down to their fair value of $3.4 million.  This resulted in an impairment charge of $1.7 million, which was included in other operating expense.

All categories of costs are considered to be cash expenditures, except accelerated depreciation and asset write-offs.  For 2008, costs of $5.0 million are included in the IMC business segment.  For 2008 and 2007, costs of $3.3 million and $0.5 million, respectively, are included in the Electrochem business segment.  The annual anticipated cost savings from these initiatives is estimated to be approximately $5 million to $6 million, and will not be fully realized until 2010.

Our Critical Accounting Estimates

The preparation of our consolidated financial statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect reported amounts and related disclosures.  The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements.  Management considers an accounting estimate to be critical if:

•	It requires assumptions to be made that were uncertain at the time the estimate was made; and
•	Changes in the estimate or different estimates that could have been selected could have a material impact on our consolidated results of operations, financial position or cash flows.

Our most critical accounting estimates are described below.  We also have other policies that we consider key accounting policies, such as our policies for revenue recognition; however, these policies do not meet the definition of critical accounting estimates, because they do not generally require us to make estimates or judgments that are difficult or subjective.

Balance Sheet Caption / Nature of Critical Estimate Item	Assumptions / Approach Used	Effect of Variations of Key Assumptions Used
Valuation of goodwill, other identifiable intangible assets and IPR&D

When we acquire a company, we allocate the purchase price to the assets we acquire and liabilities we assume based on their fair value at the date of acquisition.

We then allocate the purchase price in excess of net tangible assets acquired to identifiable intangible assets, including IPR&D.  Other indefinite lived intangible assets, such as trademarks and tradenames, are considered non-amortizing intangible assets as they are expected to generate cash flows indefinitely.

Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired.

Indefinite lived intangibles and goodwill are required to be assessed for impairment on an annual basis or more frequent if certain indicators are present.

Definite-lived intangible assets are amortized over their estimated useful lives.

We base the fair value of identifiable tangible and intangible assets (including IPR&D) on detailed valuations that use information and assumptions provided by management.  The fair values of the assets acquired and liabilities assumed are determined using one of three valuation approaches: market, income and cost.  The selection of a particular method for a given asset depends on the reliability of available data and the nature of the asset, among other considerations.  The market approach values the subject asset based on available market pricing for comparable assets.  The income approach values the subject asset based on the present value of risk adjusted cash flows projected to be generated by the asset.  The projected cash flows for each asset considers multiple factors, including current revenue from existing customers, attrition trends, reasonable contract renewal assumptions from the perspective of a marketplace participant, and expected profit margins giving consideration to historical and expected margins.  The cost approach values the subject asset by determining the current cost of replacing that asset with another of equivalent economic utility.  The cost to replace a given asset reflects the estimated reproduction or replacement cost for the asset, less an allowance for loss in value due to depreciation or obsolescence, with specific consideration given to economic obsolescence if indicated.

We perform an annual review on the last day of each fiscal year, or more frequently if indicators of potential impairment exist, to determine if the recorded goodwill and other indefinite lived intangible assets are impaired.  We assess goodwill for impairment by comparing the fair value of our reporting units to their carrying value to determine if there is potential impairment.  If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the goodwill within the reporting unit is less than its carrying value.  Fair values for reporting units are determined based primarily on the income approach, however where appropriate, the market approach or appraised values are also used.  Definite-lived intangible assets such as purchased technology, patents and customer lists are reviewed at least quarterly to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in their remaining useful life.  Indefinite lived intangible assets such as trademarks and tradenames are evaluated for impairment by using the income approach.

The use of alternative valuation assumptions, including estimated cash flows and discount rates, and alternative estimated useful life assumptions could result in different purchase price allocations.  In arriving at the value of the IPR&D, we additionally consider among other factors: the in-process projects stage of completion; commercial feasibility of the project; the complexity of the work completed as of the acquisition date; the projected costs to complete; the expected introduction date and the estimated useful life of the technology.  Significant changes in these estimates and assumptions could impact the value of the assets and liabilities recorded which would change the amount and timing of future intangible asset amortization expense.

We make certain estimates and assumptions that affect the determination of the expected future cash flows from our reporting units for our goodwill impairment testing.  These include sales growth, cost of capital, and projections of future cash flows.  Significant changes in these estimates and assumptions could create future impairment losses to our goodwill.

For indefinite lived assets such as trademarks and tradenames, we make certain estimates of revenue streams, royalty rates and other future benefits. Significant changes in these estimates could create future impairments of these indefinite lived intangible assets.

Estimation of the useful lives of definite-lived intangible assets requires significant management judgment.  Events could occur that would materially affect our estimates of the useful lives.  Significant changes in these estimates and assumptions could change the amount of future amortization expense or could create future impairments of these definite-lived intangible assets.

A 1% change in the amortization of our intangible assets would increase/decrease current year net income by approximately $0.07 million, or approximately $0.003 per diluted share.  As of January 2, 2009 we have $428.6 million of intangible assets recorded on our balance sheet representing 50% of total assets.  This includes $90.3 million of amortizing intangible assets, $36.1 million of indefinite lived intangible assets and $302.2 million of goodwill.

Balance Sheet Caption / Nature of Critical Estimate Item	Assumptions / Approach Used	Effect of Variations of Key Assumptions Used
Stock-based compensation

We record compensation costs related to our stock-based awards in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), and related Securities and Exchange Commission rules included in Staff Accounting Bulletin No. 107.  Under the fair value recognition provisions of SFAS No. 123(R), we measure stock-based compensation cost at the grant date based on the fair value of the award.

Compensation cost for service-based awards is recognized ratably over the applicable vesting period.  Compensation cost for performance-based awards is reassessed each period and recognized based upon the probability that the performance targets will be achieved.  The amount of stock-based compensation expense recognized during a period is based on the portion of the awards that are ultimately expected to vest.  The total expense recognized over the vesting period will only be for those awards that ultimately vest.

We utilize the Black-Scholes Options Pricing Model to determine the fair value of stock options under SFAS No. 123(R).  We are required to make certain assumptions with respect to selected Black Scholes model inputs, including expected volatility, expected life, expected dividend yield and the risk-free interest rate.  Expected volatility is based on the historical volatility of our stock over the most recent period commensurate with the estimated expected life of the stock options.  The expected life of stock options granted, which represents the period of time that the stock options are expected to be outstanding, is based, primarily, on historical data.  The expected dividend yield is based on our history and expectation of dividend payouts.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period commensurate with the estimated expected life.

For restricted stock and restricted stock unit awards, the fair market value is determined based upon the closing value of our stock price on the grant date.

Compensation cost for performance-based stock options and restricted stock units is reassessed each period and recognized based upon the probability that the performance targets will be achieved.  That assessment is based upon our actual and expected future performance as well as that of the individuals who have been granted performance-based awards.

Stock-based compensation expense is only recorded for those awards that are expected to vest.  Forfeiture estimates for determining appropriate stock-based compensation expense are estimated at the time of grant based on historical experience and demographic characteristics.  Revisions are made to those estimates in subsequent periods if actual forfeitures differ from estimated forfeitures.

Option pricing models were developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable.  Because our share-based payments have characteristics significantly different from those of freely traded options, and because changes in the subjective input assumptions can materially affect our estimates of fair values, existing valuation models may not provide reliable measures of the fair values of our share-based compensation.  Consequently, there is a risk that our estimates of the fair values of our share-based compensation awards may bear little resemblance to the actual values realized upon the exercise, expiration or forfeiture of those share-based payments in the future.  Stock options may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our consolidated financial statements.  Alternatively, value may be realized from these instruments that is significantly in excess of the fair values originally estimated on the grant date and reported in our consolidated financial statements.  There are significant differences among valuation models.  This may result in a lack of comparability with other companies that use different models, methods and assumptions.

There is a high degree of subjectivity involved in selecting assumptions to be utilized to determine fair value and forfeiture assumptions.  If factors change and result in different assumptions in the application of SFAS No. 123(R) in future periods, the expense that we record for future grants may differ significantly from what we have recorded in the current period.  Additionally, changes in performance of the Company or individuals who have been granted performance-based awards that affect the likelihood that performance based targets are achieved could materially impact the amount of stock-based compensation expense recognized.
A 1% change in our stock based compensation expense would increase/decrease current year net income by approximately $0.04 million, or approximately $0.002 per diluted share.

Balance Sheet Caption / Nature of Critical Estimate Item	Assumptions / Approach Used	Effect of Variations of Key Assumptions Used
Inventories Inventories are stated at the lower of cost, determined using the first-in, first-out method, or market.
Inventory standard costing requires complex calculations that include assumptions for overhead absorption, scrap, sample calculations, manufacturing yield estimates and the determination of which costs are capitalizable.  The valuation of inventory requires us to estimate obsolete or excess inventory as well as inventory that is not of saleable quality.

Variations in methods or assumptions could have a material impact on our results.  If our demand forecast for specific products is greater than actual demand and we fail to reduce manufacturing output accordingly, we could be required to record additional inventory reserves, which would have a negative impact on our net income.

A 1% write-down of our inventory would decrease current year net income by approximately $0.7 million, or approximately $0.03 per diluted share.  As of January 2, 2009 we have $112.3 million of inventory recorded on our balance sheet representing 13% of total assets.

Tangible long-lived assets

Property, plant and equipment and other tangible long-lived assets are carried at cost.  This cost is charged to depreciation or amortization expense over the estimated life of the operating assets primarily using straight-line rates.  Long-lived assets are subject to impairment assessment.

We assess the impairment of tangible long-lived assets when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable.  Factors that we consider in deciding when to perform an impairment review include significant under-performance of a business or product line in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in our use of the assets.  Recoverability potential is measured by comparing the carrying amount of the asset group to the related total future undiscounted cash flows.  The projected cash flows for each asset group considers multiple factors, including current revenue from existing customers, proceeds from the sale of the asset group, reasonable contract renewal assumptions from the perspective of a marketplace participant, and expected profit margins giving consideration to historical and expected margins.  If an asset group’s carrying value is not recoverable through related cash flows, the asset group is considered to be impaired.  Impairment is measured by comparing the asset group’s carrying amount to its fair value.  When it is determined that useful lives of assets are shorter than originally estimated, and there are sufficient cash flows to support the carrying value of the asset group, we accelerate the rate of depreciation in order to fully depreciate the assets over their new shorter useful lives.

Estimation of the useful lives of tangible assets that are long-lived requires significant management judgment.  Events could occur, including changes in cash flow that would materially affect our estimates and assumptions related to depreciation.  Unforeseen changes in operations or technology could substantially alter the assumptions regarding the ability to realize the return of our investment in long-lived assets.  Also, as we make manufacturing process conversions and other facility consolidation decisions, we must make subjective judgments regarding the remaining useful lives of our assets, primarily manufacturing equipment and buildings.  Significant changes in these estimates and assumptions could change the amount of future depreciation expense or could create future impairments of these long-lived assets.

A 1% write-down in our tangible long-lived assets would decrease current year net income by approximately $1.2 million, or approximately $0.05 per diluted share.  As of January 2, 2009 we have $182.8 million of tangible long-lived assets recorded on our balance sheet representing 22% of total assets.

Balance Sheet Caption / Nature of Critical Estimate Item	Assumptions / Approach Used	Effect of Variations of Key Assumptions Used
Provision for income taxes

In accordance with the liability method of accounting for income taxes specified in SFAS No. 109, Accounting for Income Taxes, the provision for income taxes is the sum of income taxes both currently payable and deferred.  The changes in deferred tax assets and liabilities are determined based upon the changes in differences between the bases of assets and liabilities for financial reporting purposes and the tax bases of assets and liabilities as measured by the enacted tax rates that management estimates will be in effect when the differences reverse.

Beginning in 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109(“FIN No. 48”), to assess and record income tax uncertainties.  FIN No. 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on various related matters such as derecognition, interest and penalties, and disclosure.

In relation to recording the provision for income taxes, management must estimate the future tax rates applicable to the reversal of temporary differences, make certain assumptions regarding whether book/tax differences are permanent or temporary and if temporary, the related timing of expected reversal.  Also, estimates are made as to whether taxable operating income in future periods will be sufficient to fully recognize any gross deferred tax assets.  If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable.  Alternatively, we may make estimates about the potential usage of deferred tax assets that decrease our valuation allowances.

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations.  Significant judgment is required in evaluating our tax positions and determining our provision for income taxes.  During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain.  We establish reserves for uncertain tax positions when we believe that certain tax positions do not meet the more likely than not threshold.  We adjust these reserves in light of changing facts and circumstances, such as the outcome of a tax audit or the lapse of the statute of limitations.  The provision for income taxes includes the impact of reserve provisions and changes to the reserves that are considered appropriate.  We follow FIN No. 48 for accounting for our uncertain tax positions.

Changes could occur that would materially affect our estimates and assumptions regarding deferred taxes.  Changes in current tax laws and tax rates could affect the valuation of deferred tax assets and liabilities, thereby changing the income tax provision.  Also, significant declines in taxable income could materially impact the realizable value of deferred tax assets.  At January 2, 2009, we had $23.1 million of deferred tax assets on our balance sheet and a valuation allowance of $4.5 million has been established for certain deferred tax assets as it is more likely than not that they will not be realized.

A 1% increase in the effective tax rate would increase the current year provision by $0.3 million, reducing diluted earnings per share by $0.01 based on shares outstanding at January 2, 2009.

Our Financial Results

The commentary that follows should be read in conjunction with our consolidated financial statements and related notes.  We utilize a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31st.  Fiscal years 2008, 2007, and 2006 ended on January 2, 2009, December 28, and December 29, respectively.  Fiscal year 2008 contained fifty-three weeks while fiscal years 2007 and 2006 contained fifty-two weeks.

Results of Operations Table
	Year ended			2008-2007		2007-2006
Dollars in thousands, except per share data	Jan. 2, 2009	Dec. 28, 2007	Dec. 29, 2006	$ Change	% Change	$ Change	% Change
IMC
CRM/Neuromodulation	$278,279	$251,426	$227,407	$26,853	11%	$24,019	11%
Vascular Access	47,415	18,396	-	29,019	158%	18,396	NA
Orthopedics	142,446	-	-	142,446	NA	-	NA
Total IMC	468,140	269,822	227,407	198,318	73%	42,415	19%
Electrochem	78,504	48,924	43,735	29,580	60%	5,189	12%
Total sales	546,644	318,746	271,142	227,898	71%	47,604	18%
Cost of sales - excluding amortization of intangible assets	384,014	198,184	164,885	185,830	94%	33,299	20%
Cost of sales - amortization of intangible assets	6,841	4,537	3,813	2,304	51%	724	19%
Total cost of sales	390,855	202,721	168,698	188,134	93%	34,023	20%
Cost of sales as a % of sales	71.5%	63.6%	62.2%		7.9%		1.4%
Selling, general, and administrative expenses	72,633	44,674	38,785	27,959	63%	5,889	15%
SG&A as a % of sales	13.3%	14.0%	14.3%		-0.7%		-0.3%

Research, development and engineering costs, net	31,444	29,914	24,225	1,530	5%	5,689	23%
RD&E as a % of sales	5.8%	9.4%	8.9%		-3.6%		0.5%

Other operating expense	16,818	21,417	17,058	(4,599)	-21%	4,359	26%
Operating income	34,894	20,020	22,376	14,874	74%	(2,356)	-11%
Operating margin	6.4%	6.3%	8.3%		0.1%		-2.0%

Interest expense	13,168	7,303	4,605	5,865	80%	2,698	59%
Interest income	(711)	(7,050)	(5,775)	6,339	-90%	(1,275)	22%
Gain on sale of investment security	-	(4,001)	-	4,001	NA	(4,001)	NA
Gain on extinguishment of debt	(3,242)	(4,473)	-	1,231	-28%	(4,473)	NA
Other (income) expense, net	(1,624)	(447)	12	(1,177)	263%	(459)	NA
Provision for income taxes	8,744	13,638	7,408	(4,894)	-36%	6,230	84%
Effective tax rate	32.0%	47.5%	31.5%		-15.5%		16.0%
Net income	$18,559	$15,050	$16,126	$3,509	23%	$(1,076)	-7%
Net margin	3.4%	4.7%	5.9%		-1.3%		-1.2%

Diluted earnings per share	$0.81	$0.67	$0.73	$0.14	21%	$(0.06)	-8%

Fiscal 2008 Compared with Fiscal 2007

Sales

Sales were a record $546.6 million in 2008, an increase of 71% compared to 2007.  This growth was achieved through acquisitions and organic growth of 7%.  Our acquisitions, which expanded our product lines and diversified our customer base, contributed $208.2 million incremental revenue in 2008.  Revenue for 2008 also included approximately $10 million of additional sales as a result of 2008 being a 53 week fiscal year versus 2007 which had 52 weeks.

IMC - The nature and extent of our selling relationship with our customers is different in terms of products purchased, selling prices, product volumes, ordering patterns and inventory management.  We have pricing arrangements with our customers that at times do not specify minimum order quantities.  Our visibility to customer ordering patterns is over a relatively short period of time.  Our customers may have inventory management programs and alternate supply arrangements of which we are unaware.  Additionally, the relative market share among the OEM device manufacturers changes periodically.  Consequently, these and other factors can significantly impact our sales in any given period.

Our 2008 revenue from our IMC business increased $198.3 million or 73% over 2007.  Our acquisitions in 2007 and 2008 contributed $183.2 million to this increase. Included in our IMC segment is our CRM/Neuromodulation product line which saw year over year growth of $26.9 million, $11.8 million of which was attributable to our acquisitions in 2007.  2008 revenue from our IMC segment also includes sales from our Vascular Access and Orthopedic product lines which increased $29.0 million and $142.4 million, respectively over the prior year and were acquired near the end of 2007 and beginning of 2008.  The additional week of sales added approximately $9 million to our IMC revenue in 2008.  Additionally, Vascular Access revenue benefited from the timing of customer inventory stocking for introducers in the fourth quarter of 2008, which may impact first quarter of 2009 revenues.  Orthopedic sales during the first three quarters of 2008 benefited from the release of excess backlog that was on hand at the time of the Precimed acquisitions, which has since been fulfilled.

The non-acquisition related increase in CRM/Neuromodulation revenue in 2008 was primarily due to higher feedthrough, and assembly revenue partially offset by lower ICD battery, coated components and ICD capacitor sales.  The increase in feedthrough revenue can be attributed to market growth as well as the timing of customer product launches. The increase in assembly sales reflected an increase in price during 2008 due to contractual agreements related to material price increases.  The decrease in ICD battery revenue is primarily due to customer vertical integration partially offset by increased adoption of our Q Series high rate ICD batteries.  The decline in coated component sales is primarily the result of a customer changing product mix near the end of 2007 due to marketplace field actions.  Revenues in 2007 included an increased level of capacitor sales due to a customer supply issue in the first half of 2007.

Electrochem - Similar to IMC customers, we have pricing arrangements with our customers that many times do not specify minimum quantities.  Our visibility to customer ordering patterns is over a relatively short period of time as most customers utilize short term purchase orders as opposed to long-term contracts.

Electrochem sales grew $29.6 million or 60% in 2008 to $78.5 million.  This included $25.0 million of incremental revenue from our acquisitions in 2007.  On an organic basis Electrochem revenue increased 11%, which includes approximately $1 million of additional revenue as a result of 2008 being a 53 week fiscal year versus 2007 which had 52 weeks.  The core growth in Electrochem sales primarily came from our energy markets.  Oil and gas drilling activity was strong during 2008, but is expected to be more tempered in 2009 due to the economic slow down.  Additionally, we continue to gain market share across our markets.

2009 Sales Outlook - We expect our full year 2009 sales will be in the range of $550 million to $600 million.  This revenue projection assumes that we will continue to grow faster than our underlying market by leveraging our diversified revenue base and our strength in the development and manufacturing of custom technologies for our customers. These growth projections may be impacted by a variety of factors including a softening in the orthopedic and commercial energy markets, potential delays in elective surgeries, the current financial market unrest, changes in exchange rates and changes in the health care reimbursement policies.  Within the IMD markets we serve, the orthopedics market represents the least predictable market due to the elective nature of many of the surgeries.

Cost of Sales

Changes from the prior year to cost of sales as a percentage of sales were primarily due to the following:

2008-2007
% Increase
Impact of 2008 and 2007 acquisitions (a)	8.5%
Inventory step-up amortization (b)	1.5%
Mix change (c)	1.2%
Volume change (d)	-1.0%
Price change (e)	-0.8%
Impact of annualized consolidation savings (f)	-1.5%
Total percentage point change to cost of sales as a
percentage of sales	7.9%

a.
We completed seven acquisitions from the second quarter of 2007 to the first quarter of 2008.  The acquired companies are currently operating with a higher cost of sales percentage than our legacy businesses due to less efficient operations and products/contracts that generally carry lower margins.  We are currently in the process of applying our lean manufacturing processes to their operations and implementing plans for plant consolidation in order to lower cost of sales as percentage of sales (See “Cost Savings and Consolidation Efforts”).  These initiatives, as well as increased sales volumes, are expected to help improve our cost of sales percentage over the next two years.

b.
In connection with our acquisitions in 2008 and 2007, the value of inventory on hand was stepped-up to reflect the fair value at the time of acquisition.  This stepped-up value is amortized to cost of sales – excluding intangible amortization as the inventory to which the adjustment relates is sold.  The inventory step-up amortization was $6.4 million and $1.7 million for 2008 and 2007, respectively.  As of January 2, 2009 there was no remaining inventory step-up to be amortized.

c.
The revenue increase in 2008, excluding acquisitions, included a higher mix of low-rate medical batteries and assembly sales, which generally have lower margins.  Additionally, revenue from coated components, ICD capacitors and high-rate medical batteries, which are generally higher margin products, were lower.

d.
This decrease is primarily due to higher feedthrough production which absorbed a higher amount of fixed costs such as plant overhead and depreciation.  In addition, higher overhead efficiencies were driven by greater inventory build for moves and replenishment of safety stock.

e.	This decrease was primarily driven by contractual price increases for our high rate medical batteries and price increases contingent upon raw material costs.
f.	This decrease was a result of a reduction in excess capacity in connection with our facility consolidations completed in 2008 (See “Cost Savings and Consolidation Efforts”).

We expect cost of sales as a percentage of sales to benefit in future years from our consolidation efforts and the elimination of excess capacity.

SG&A Expenses

Changes from the prior year to SG&A expenses were primarily due to the following (in millions):

2008-2007
$ Increase
Headcount increases associated with acquisitions (a)	$18.9
Amortization (b)	2.8
Enpath legal expense (c)	4.0
Other (d)	2.3
Net increase in SG&A	$28.0

a.
Personnel acquired in functional areas such as Finance, Human Resources and Information Technology were the primary drivers of this increase.  The remaining increase was for consulting, travel and other administrative expenses to operate those areas.

b.
In connection with our acquisitions in 2008 and 2007, the value of customer relationships and non-compete agreements were recorded at fair value at the time of acquisition.  These intangible assets are amortized to SG&A over their estimated useful lives.

c.	Amount represents increased costs incurred in connection with a patent infringement action which went to trial in 2008 – see “Litigation.”
d.	Increase is primarily a result of 2008 being a 53 week fiscal year versus 2007 which had 52 weeks, including additional payroll taxes that resulted from fiscal year 2008 ending in 2009.

SG&A expenses as a percentage of sales are expected to decline in the near term as synergies from our acquisitions are realized.

RD&E Expenses

Net research, development and engineering costs were as follows (in millions):

	Year ended
	January 2,	December 28,
	2009	2007

Research and development costs	$18.8	$16.1

Engineering costs	22.4	18.9
Less cost reimbursements	(9.8)	(5.1)
Engineering costs, net	12.6	13.8
Total RD&E	$31.4	$29.9

The increase in RD&E expenses for 2008 was primarily due to our acquisitions in 2007 and 2008 which added $5.3 million of incremental research and development costs, $4.1 million of incremental engineering costs and $2.7 million of incremental cost reimbursements.  These increases were offset by our efforts to streamline these functions in 2008 to better align resources as well as the timing of cost reimbursements.  RD&E expenses are expected to increase in 2009, reflecting our continued development of and investment in core product technologies.

Other Operating Expenses

Acquired In-Process Research and Development - Approximately $2.2 million and $16.1 million of the purchase price related to the 2008 and 2007 acquisitions, respectively, was allocated to IPR&D projects acquired.  These projects had not yet reached technological feasibility and had no alternative future use as of the acquisition date, thus were immediately expensed on the date of acquisition.  Additional information regarding these projects is set forth in Note 2 – “Acquisitions” of the Notes to the Consolidated Financial Statements contained in Item 8 of this report and “Product Development” section of this Item.

The remaining other operating expenses are as follows (in millions):

	Year ended
	January 2,	December 28,
	2009	2007
(a) 2005 & 2006 facility shutdowns and consolidations	$0.7	$4.7
(a) 2007 & 2008 facility shutdowns and consolidations	8.3	0.5
(b) Integration costs	5.4	-
(c) Asset dispositions and other	0.2	0.1
	$14.6	$5.3

a.	Refer to the “Cost Savings and Consolidation Efforts” section of this Item for disclosures related to the timing and level of remaining expenditures for these items as of January 2, 2009.
b.
For 2008, we incurred costs related to the integration of the companies acquired in 2007 and 2008.  The integration initiatives include the implementation of the Oracle ERP system, training and compliance with policies as well as the implementation of lean manufacturing and six sigma initiatives.  The expenses are primarily for consultants, relocation and travel costs that will not be required after the integrations are completed.

c.	During 2008 and 2007, we had various asset disposals which were partially offset by insurance proceeds received on previously disposed assets.

In 2009 consolidation and integration expenses are expected to be approximately $10 million to $13 million.

Interest Expense and Interest Income

Interest expense for 2008 is $5.9 million higher than 2007 primarily due to the additional $80 million of 2.25% convertible notes issued at the beginning of 2007 as well as the additional interest expense associated with line of credit draws used to fund our acquisitions and debt extinguishment in 2008.  See Note 8 – “Debt” of the Notes to the Consolidated Financial Statements in this Form 10-K for additional information about our long-term debt obligations.

We expect non-cash interest expense to increase materially in 2009 as a result of the changes in accounting for convertible debt effective in 2009.  See “Impact of Recently Issued Accounting Standards” section of this Item for a further description of these changes.  Cash interest costs for 2009 should remain relatively consistent with 2008 as we have fixed a significant portion of our interest costs utilizing interest rate swaps.

Interest income for 2008 decreased by $6.3 million in comparison to the prior year primarily due to the cash deployed in connection with our acquisitions in 2007 and 2008.  We expect interest income to remain comparable to the current year level for the foreseeable future.

Gain on sale of investment security

In the second quarter of 2007, we sold an investment security which resulted in a pre-tax gain of $4.0 million.

Gain on extinguishment of debt

In December 2008 we entered into privately negotiated agreements under which we repurchased $21.8 million in aggregate principal amount of our original $170.0 million of 2.25% convertible subordinated notes due 2013 (“CSN I”) at $845.38 per $1,000 of principal.  The primary purpose of this transaction was to retire the debentures, which contained a put option exercisable on June 15, 2010, at a discount.  This transaction was funded with availability under our existing line of credit.  This transaction was accounted for as an extinguishment of debt and resulted in a pre-tax gain of $3.2 million.

In the first quarter of 2007, we exchanged $117.8 million of our original $170.0 million of CSN I for an equivalent principal amount of a new series of 2.25% convertible subordinated notes due 2013.  The primary purpose of this transaction was to eliminate the June 15, 2010 call and put option that is included in the terms of the exchanged CSN I.  We accounted for this exchange as an extinguishment of debt, which resulted in a net pre-tax gain of $4.5 million.

Other (income) expense, net

In December 2007, we entered into a forward contract to purchase 80,000,000 Swiss Francs (“CHF”), at an exchange rate of 1.1389 CHF per one U.S. dollar, in order to partially fund our acquisition of Precimed, which closed in January 2008 and was payable in Swiss Francs.  In January 2008, we entered into an additional forward contract to purchase 20,000,000 CHF at an exchange rate of 1.1156 per one U.S. dollar.  We entered into a similar foreign exchange contract in January 2008 in order to fund our acquisition of the Chaumont Facility, which closed in February 2008 and was payable in Euros.  The net result of the above transactions was a gain of $2.4 million, $1.6 million of which was recorded in 2008 and $0.8 million in 2007.

Provision for Income Taxes

Our effective tax rate for fiscal year 2008 of 32.0% is lower than the U.S. statutory rate primarily as a result of the Swiss Tax Holiday tax benefit, offset in part by the IPR&D charge from the acquisition of Precimed, which was not deductible for income tax purposes.  Our effective tax rate for fiscal year 2007 of 47.5% was higher than the U.S. statutory rate primarily as a result of the IPR&D charge from the acquisition of Enpath, which was not deductible for income tax purposes.  We expect our effective tax rate in 2009 to be more in line with the 35% U.S. statutory rate.

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

IMC - We achieved year-over-year growth of 19% in our IMC business despite our underlying markets growing at a low-single digit pace and an approximate 1% net reduction in selling prices.  Our acquisitions represented a 10% increase in IMC revenue.  ICD capacitors, ICD batteries, assembly products and coated electrodes were the primary growth drivers.  ICD capacitor sales increased due to a non-recurring customer supply issue in the first half of the year.  Growth in ICD batteries was primarily due to increased sales of our “Q” technology battery which was introduced near the end of 2006, partially offset by lower prices.  This growth represents increased adoption of our high rate battery technology.

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

Electrochem - Electrochem sales grew by 12% in 2007 through a combination of increased market penetration, new product introductions, greater value-added pack assembly and acquisitions.  Our acquisitions represented a 7% increase in Electrochem revenue.  The core growth rate slowed from the prior year partially due to the favorable benefit of approximately $1.5 to $2.5 million in customer inventory stocking in 2006 as they consolidated operations.

Cost of Sales

Changes from the prior year to cost of sales as a percentage of sales were primarily due to the following:

2007-2006
% Increase
Price reduction (a)	0.5%
Inventory step-up (b)	0.5%
Excess capacity at Columbia Facility (c)	0.4%
Total percentage point change to cost of sales as a
percentage of sales	1.4%

a.
This increase was primarily due to contractual price concessions negotiated with our larger customers.  Price reductions were negotiated in exchange for longer term commitments, primarily in the IMC segment.

b.
In connection with our acquisitions, the value of inventory on hand was stepped-up to reflect the fair value at the time of acquisition.  The inventory step-up amortization, which is recorded as cost of sales – excluding intangible amortization, was $1.7 million.

c.
The Columbia Facility was operating with excess capacity during 2007 as its production transitioned to our Tijuana, Mexico Facility.  The excess capacity cost is approximately $1.2 million. In accordance with our inventory accounting policy, excess capacity costs are expensed.

SG&A Expenses

Changes from the prior year to SG&A expenses were primarily due to the following (in millions):

2007-2006
$ Increase
Headcount increases associated with acquisitions (a)	$3.8
Amortization (b)	1.0
Increased sales and marketing workforce (c)	0.9
Increased legal expense (d)	0.5
Other	(0.3)
Net increase in SG&A	$5.9

a.
Personnel working for the acquired companies in functional areas such as Finance, Human Resources and Information Technology were the primary drivers of this increase.  The remaining increase was for consulting, travel and other administrative expenses to operate these areas.

b.	Relates to the amortization of customer relationships and non-compete agreements recorded as a result of our acquisitions in 2007.
c.	The increase in sales and marketing workforce was primarily a result of our planned efforts to increase the marketing and sales of our products.
d.	The increase in legal expense is primarily due to increased staffing levels and activity related to customer contract renewals during the year.

RD&E Expenses

Net research, development and engineering costs were as follows (in millions):

	Year ended
	December 28,	December 29,
	2007	2006

Research and development costs	$16.1	$16.1

Engineering costs	18.9	9.9
Less cost reimbursements	(5.1)	(1.8)
Engineering costs, net	13.8	8.1
Total RD&E	$29.9	$24.2

The increase in RD&E expenses for 2007 was primarily due to a planned headcount increase in engineering personnel as we continue to invest substantial resources in product technologies.  Additionally, $1.9 million of research and development costs, $4.9 million of engineering costs and $2.6 million of cost reimbursements were a result of the acquisitions in 2007.  Reimbursement on product development projects increased compared to last year primarily due to the timing of the achievement of milestones, as well as the Enpath and BIOMEC acquisitions, which added $2.6 million of cost reimbursements.

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

The remaining other operating expenses are as follows (in millions):

	Year Ended
	December 28,	December 29,
	2007	2006
(a) 2005 & 2006 facility shutdowns and consolidations	$4.7	$11.0
(a) 2007 & 2008 facility shutdowns and consolidations	0.5	-
(b) Asset dispositions and other	0.1	6.1
	$5.3	$17.1

a.	Refer to “Cost Savings and Consolidation Efforts” section of this Item for additional disclosures.
b.
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

Interest Expense and Interest Income

Interest expense for 2007 is higher than the prior year period primarily due to the additional $80 million of 2.25% convertible notes issued at the end of the first quarter of 2007 and additional amortization of deferred fees and discounts associated with these notes and the notes exchanged at that time.  See Note 8 – “Debt” of the Notes to the Consolidated Financial Statements in this Form 10-K for additional information about our long-term debt obligations.  Interest income for 2007 increased in comparison to 2006 primarily due to increased cash, cash equivalents and short-term investment balances, as well as higher rates earned.

Gain on sale of investment security

In the second quarter of 2007, we sold an investment security which resulted in a pre-tax gain of $4.0 million.

Gain on extinguishment of debt

In the first quarter of 2007, we exchanged $117.8 million of our original $170.0 million of CSN I for an equivalent principal amount of a new series of 2.25% convertible subordinated notes due 2013.  The primary purpose of this transaction was to eliminate the June 15, 2010 call and put option that is included in the terms of the exchanged CSN I.  We accounted for this exchange as an extinguishment of debt, which resulted in a net pre-tax gain of $4.5 million ($2.9 million net of tax) or $0.13 per diluted share.

Other (income) expense, net

In December 2007, we entered into a forward contract to purchase 80,000,000 CHF, at an exchange rate of 1.1389 CHF per one U.S. dollar, in order to partially fund our acquisition of Precimed, which closed in January 2008 and was payable in Swiss Francs.  The net result of the above transaction was a gain of $0.8 million which was recorded in 2007 as Other Income (Expense), Net.

Provision for Income Taxes

Our effective tax rate is higher than the U.S. statutory rate primarily as a result of the IPR&D charge from the acquisition of Enpath, which is non-deductible for income tax purposes.  As a result, our effective tax rate was 47.5% in 2007.  Excluding this IPR&D charge, our effective tax rate was consistent with 2006.

Liquidity and Capital Resources

	As of
	January 2,	December 28,
(Dollars in millions)	2009	2007

Cash and cash equivalents and short-term investments (a)(b)	$22.1	$40.5
Working capital(b)	$142.2	$116.8
Current ratio(b)	2.5:1.0	2.8:1.0

a.
We did not hold any short-term investments as of January 2, 2009.  Short-term investments in 2007 consisted of municipal, U.S. Government Agency and corporate notes and bonds acquired with maturities that exceed three months.

b.
Cash and cash equivalents and short-term investments decreased primarily due to the cash used to acquire Precimed and the Chaumont Facility and capital expenditures which were funded by $79.9 million of net cash received from borrowings and $57.1 million of cash flow generated from operations.  Our increase in working capital was primarily due to the growth of the Company.  As a percentage of assets, working capital remained consistent with the prior year at approximately 17%.  Our current ratio remained relatively consistent with 2007 year-end amounts.  We expect cash generated from operations to be sufficient to fund our consolidation and integration initiatives, future capital expenditures, contractual obligations and debt service payments.

Revolving line of credit - We have a senior credit facility (the “Credit Facility”) consisting of a $235 million revolving line of credit, which can be increased to $335 million upon our request.  The Credit Facility also contains a $15 million letter of credit subfacility and a $15 million swingline subfacility.  The Credit Facility is secured by our non-realty assets including cash, accounts and notes receivable, and inventories, and has an expiration date of May 22, 2012 with a one-time option to extend to April 1, 2013 if no default has occurred.  Interest rates under the Credit Facility are, at our option, based upon the current prime rate or the LIBOR rate plus a margin that varies with our leverage ratio.  If interest is paid based upon the prime rate, the applicable margin is between minus 1.25% and 0.00%.  If interest is paid based upon the LIBOR rate, the applicable margin is between 1.00% and 2.00%.  We are required to pay a commitment fee between 0.125% and 0.250% per annum on the unused portion of the Credit Facility based on our leverage ratio.

The Credit Facility contains limitations on the incurrence of indebtedness, limitations on the incurrence of liens and licensing of intellectual property, limitations on investments and restrictions on certain payments.  Except to the extent paid for by common equity of Greatbatch or paid for out of cash on hand, the Credit Facility limits the amount paid for acquisitions in total to $100 million.  The restrictions on payments, among other things, limit repurchases of our stock to $60 million and our ability to make cash payments upon conversion of our convertible subordinated notes, and dividends.  These limitations can be waived upon approval of a simple majority of the lenders. Such waiver was obtained in order to fund the Precimed acquisition and repurchase our convertible subordinated notes in 2008.

The Credit Facility also requires us to maintain a ratio of adjusted EBITDA, as defined in the credit agreement, to interest expense of at least 3.00 to 1.00, and a total leverage ratio, as defined in the credit agreement, of not greater than 5.00 to 1.00 from May 22, 2007 through September 29, 2009 and not greater than 4.50 to 1.00 from September 30, 2009 and thereafter. As of January 2, 2009, we are in compliance with the required covenants.

The Credit Facility contains customary events of default.  Upon the occurrence and during the continuance of an event of default, a majority of the lenders may declare the outstanding advances and all other obligations under the Credit Facility immediately due and payable.

In connection with our acquisition of Precimed and the Chaumont Facility, we borrowed $117 million under this revolving line of credit in 2008.  We borrowed an additional net $15.0 million under the revolving line of credit since that time in order to fund the repurchase of convertible subordinated notes.  The weighted average interest rate on these borrowings as of January 2, 2009, which does not include the impact of our interest rate swaps, was 3.8%.  Interest rates reset based upon the six-month ($105 million), three-month ($8 million), two-month ($13 million) and one-month ($6 million) LIBOR rate.  Based upon current capital needs, we do not anticipate making significant principal payments on the revolving line of credit within the next twelve months. As of January 2, 2009, we had $103 million available under our revolving line of credit.

Extinguishment of Debt - In December 2008 we entered into privately negotiated agreements under which we repurchased $21.8 million in aggregate principal amount of our 2.25% convertible subordinated notes due 2013 at $845.38 per $1,000 of principal.  The primary purpose of this transaction was to retire the debentures, which contained a put option exercisable on June 15, 2010, at a discount.  This transaction was funded with availability under our existing line of credit.  This transaction was accounted for as an extinguishment of debt and resulted in a pre-tax gain of $3.2 million.

As of January 2, 2009 we have outstanding $30.5 million of 2.25% convertible subordinated notes due 2013, which contain a put option exercisable on June 15, 2010.  We believe that our cash flow from operations, as well as availability under our existing line of credit will be sufficient to fund the repayment of these notes if put to us.  The remaining $197.8 million of convertible subordinated notes are not due until 2013 and do not have a put option.

Operating Activities - Net cash flows from operating activities for 2008 increased $14.1 million over 2007.  This increase was primarily driven by higher net income excluding non-cash items (consisting of depreciation, amortization, stock-based compensation, non-cash gains/losses) of $20.4 million. This increase was partially offset by cash flow used by our operating accounts, primarily inventory, due to the timing of inventory purchases and inventory safety stock build-up.  The extinguishment of debt in 2008 resulted in a reclassification of approximately $3.2 million of current income tax liability, which will be paid in 2009.  This amount was previously recorded as a non-current deferred tax liability on the balance sheet.  The remaining variances can be attributed to the timing of cash receipts and payments, including those related to the companies acquired in 2007 and 2008.

We anticipate that cash flow from operations will be sufficient to meet our operating, capital expenditure and debt service needs, other than for acquisitions.  Included in accounts receivable as of January 2, 2009 is an $11.6 million value added tax receivable with the French government related to inventory purchases for the Chaumont Facility.  We have made claims with the proper French authorities and fully expect to collect this amount in the first half of 2009, however collection is not guaranteed.

Investing Activities - Net cash used in investing activities was $148.7 million for 2008.  This was primarily the result of the acquisition of Precimed and the Chaumont Facility in 2008.  The increase in property, plant and equipment purchases over 2007 of $24.2 million primarily relates to the construction of our new Electrochem manufacturing facility in Raynham, MA and the expansion of our corporate offices in 2008.

Our current expectation for 2009 is that capital spending will be in the range of $30.0 million to $40.0 million of which approximately half are discretionary in nature.  These purchases relate to routine investments to support our internal growth and to maintain our technology leadership. We anticipate cash flow from operations will be sufficient to fund these capital expenditures.

We regularly engage in discussions relating to potential acquisitions.  We continually assess our financing facilities and capital structure to ensure liquidity and capital levels are sufficient to meet our strategic objectives.  Going forward, we will continue to pursue strategically targeted and opportunistic acquisitions.

Financing Activities - Cash flow provided by financing activities for 2008 primarily related to $117.0 million of borrowings on our revolving line of credit taken in connection with the acquisition of Precimed and the Chaumont Facility and an additional net $15.0 million of borrowings under our revolving line of credit in order to fund our repurchase of $22 million par value of our convertible subordinated notes.  We repaid $33.6 million of the debt assumed from Precimed during 2008.  In 2007, we repaid $7.1 million of debt assumed from Enpath.  During 2007, we received net proceeds of $76.0 million in connection with our issuance of 2.25% convertible subordinated notes and paid $6.6 million of financing fees related to that transaction and the new revolving credit agreement discussed above.

Capital Structure - At January 2, 2009, our capital structure consisted of $220.9 million of convertible subordinated notes, $132.0 million of debt under our revolving line of credit and 22.9 million shares of common stock outstanding.  Additionally, we have $22.1 million in cash and cash equivalents which is sufficient to meet our short-term operating cash needs.  If necessary, we have access to $103 million under our available line of credit and are authorized to issue 100 million shares of common stock and 100 million shares of preferred stock.  The market value of our outstanding common stock since our initial public offering has exceeded our book value; accordingly, we believe that if needed we can access public markets to raise additional capital.  Our capital structure allows us to support our internal growth and provides liquidity for corporate development initiatives.

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

As previously reported, on June 12, 2006, Enpath was named as defendant in a patent infringement action filed by Pressure Products Medical Supplies, Inc. (“Pressure Products”) in which Pressure Products alleged that Enpath’s FlowGuard™ valved introducer, which has been on the market for more than three years, and Enpath’s ViaSeal™ prototype introducer, which has not been sold, infringes claims in Pressure Products patents.  After trial, a jury found that Enpath infringed the Pressure Products patents, but not willfully, and awarded damages in the amount of $1.1 million. Enpath has appealed the final judgment to the U.S. Court of Appeals for the Federal Circuit.  As a result of a post-trial motion and pending the appeal, Enpath is permitted to continue to sell FlowGuard™ provided that Enpath pays into an escrow fund a royalty of between $1.50 and $2.25 for each sale of a FlowGuard™ valved introducer.  The amount accrued as escrow during 2008 was $0.5 million.  During 2008, we incurred $4.5 million of costs related to this litigation.

During 2002, a former non-medical customer commenced an action alleging that Greatbatch had used proprietary information of the customer to develop certain products.  We have meritorious defenses and are vigorously defending the matter.  The potential risk of loss is up to $1.7 million.

Contractual Obligations

The following table summarizes our significant contractual obligations at January 2, 2009:

	Payments due by period
CONTRACTUAL OBLIGATIONS	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt Obligations (a)	$397,972	$10,019	$49,461	$338,492	$-
Operating Lease Obligations (b)	11,068	2,910	3,370	2,803	1,985
Purchase Obligations (c)	18,062	18,062	-	-	-
Pension Obligations (d)	9,852	703	1,590	2,010	5,549
Total	$436,954	$31,694	$54,421	$343,305	$7,534

a.
Includes the annual interest expense on our convertible debentures of 2.25%, which is paid semi-annually.  These amounts assume the June 2010 put option is exercised on the $30.5 million of 2.25% convertible subordinated notes outstanding issued in May 2003.  Also includes the expected interest expense on the $132 million outstanding on our line of credit based upon the period end weighted average interest rate of 3.7%, which includes the impact of our interest rate swaps outstanding.  See Note 8 – “Debt” of the Notes to the Consolidated Financial Statements in this Form 10-K for additional information about our long-term debt obligations.

b.	See Note 13 – “Commitments and Contingencies” of the Notes to the Consolidated Financial Statements in this Form 10-K for additional information about our operating lease obligations.
c.
For the purposes of this table, contractual obligations for purchases of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities; fixed, minimum or variable price provisions; and the approximate timing of the transaction.  Our purchase orders are normally based on our current manufacturing needs and are fulfilled by our vendors within short time horizons.  We enter into blanket orders with vendors that have preferred pricing and terms, however these orders are normally cancelable by us without penalty.

d.
See Note 9 – “Employee Benefit Plans” of the Notes to the Consolidated Financial Statements in this Form 10-K for additional information about our pension plan obligations.  These amounts do not include any potential future contributions to our pension plan that may be necessary if the rate of return earned on pension plan assets is not sufficient to fund the rate of increase of our pension liability.  Future cash contributions may be required.  As of January 2, 2009 our actuarially determined pension liability exceeded the plans assets by $6.0 million.

This table does not include the forward contract entered into in February 2009 to purchase 10 million Mexican pesos per month from March 2009 to December 2009 at an exchange rate of 14.85 pesos per one U.S. dollar.  This contract was entered into in order to hedge the risk of peso denominated payments associated with the operations at our Tijuana, Mexico facility.  This contract will be accounted for as a cash flow hedge.

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

Impact of Recently Issued Accounting Standards

In June 2008, the Emerging Issues Task Force (“EITF”) issued EITF 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock.  This Issue prescribes a two step process for determining whether an instrument (or an embedded feature), such as our convertible subordinated notes, is indexed to our stock as follows:  Step 1: if the instrument is not based on (a) an observable market, other than the market for our stock, or (b) an observable index, other than an index calculated or measured solely by reference to our own operations then the instrument is considered indexed to our own stock.  Step 2:  if the instrument settlement amount is fixed then the instrument is considered indexed to our own stock.  If we determine that our convertible subordinated notes are not indexed to our own stock, they would not meet the scope exception in paragraph 11(a) of SFAS No. 133 and thus would be accounted for under SFAS No. 133.  We are still evaluating the impact of EITF 07-5 on our consolidated financial statements, which is effective beginning in fiscal year 2009.

In June 2008, the FASB issued Staff Position (“FSP”) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”  This FSP concluded that all outstanding unvested share-based payment awards (restricted stock) that contain rights to nonforfeitable dividends are considered participating securities.  Accordingly, the two-class method of computing basic and diluted EPS is required for these securities.  FSP 03-6-1, which was effective beginning in fiscal year 2009, did not have a material impact on our consolidated financial statements and will be applied retrospectively to all periods presented in future financial statements.

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion (Including Partial Cash Settlement).”  This FSP requires issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) separately account for the liability and equity components of those instruments in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  This statement is effective beginning in fiscal year 2009 and will be applied retrospectively to all periods presented in future financial statements.  This FSP is only applicable prospectively if we determine that our convertible subordinated notes are indexed to our own stock under the guidance of EITF 07-5. We estimate that this FSP, if applicable, will increase 2009 non-cash interest expense by approximately $7 million to $8 million and reduce 2009 diluted EPS by approximately $0.19 per share to $0.22 per share.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities.  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, and requires entities to provide enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair values and amounts of gains and losses on derivative contracts, and disclosures about credit-risk-related contingent features in derivative agreements.  We will make the required disclosures beginning in 2009.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations.  This Statement replaces FASB Statement No. 141, Business Combinations but retains the guidance in SFAS No. 141 for identifying and recognizing intangible assets separately from goodwill.  However, SFAS No. 141(R) significantly changed the accounting for business combinations with regards to the number of assets and liabilities assumed that are to be measured at fair value, the accounting for contingent consideration and acquired contingencies as well as the accounting for direct acquisition costs and IPR&D.  SFAS No. 141(R) is effective for acquisitions consummated beginning in fiscal year 2009 and will materially impact our consolidated financial statements if we consummate an acquisition after the date of adoption.  SFAS No. 141(R) provides that any changes to an entity’s acquired uncertain tax positions and valuation allowances associated with acquired deferred tax assets will no longer be applied to goodwill, regardless of the acquisition date of the associated business combination.  As such, any changes to the acquired uncertain tax positions and valuation allowances will be recognized as an adjustment to income tax expense.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This Statement amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS No. 160 did not have a material impact on our consolidated financial statements, which was effective beginning in fiscal year 2009.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  This Statement defines fair value, establishes a framework for measuring fair value while applying U.S. GAAP, and expands disclosures about fair value measurements.  SFAS No. 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions based on market data obtained from independent sources and (2) the reporting entity’s own assumptions developed based on unobservable inputs.  In February 2008, the FASB issued FSP FAS 157-b—Effective Date of FASB Statement No. 157.  This FSP (1) partially deferred the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities and (2) removed certain leasing transactions from the scope of SFAS No. 157.  Effective in fiscal year 2008, we adopted the provisions of SFAS No. 157 for all financial assets and financial liabilities and nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value on a recurring basis.  The provisions of SFAS No. 157 that were effective in 2009, did not materially impact our consolidated financial statements.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency

With our acquisition of Precimed and the Chaumont Facility, we significantly increased our exposure to foreign currency exchange rate fluctuations due to transactions denominated in Swiss Francs and Euros.  We continually evaluate our exposure to foreign currency risk and develop hedging strategy’s to best mitigate these risks, which include the use of various derivative instruments.  We believe that a hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency exposures would not have a material impact on our net earnings as the impact of foreign currency rates on revenue is almost entirely offset by the inverse impact on our cost of sales and operating expenses.

In December 2007, we entered into a forward contract to purchase 80,000,000 CHF, at an exchange rate of 1.1389 CHF per one U.S. dollar, in order to partially fund the acquisition of Precimed, which closed in January 2008 and was payable in Swiss Francs.  In January 2008, we entered into an additional forward contract to purchase 20,000,000 CHF at an exchange rate of 1.1156 per one U.S. dollar.  We entered into a similar foreign exchange contract in January 2008 in order to fund the acquisition of the Chaumont Facility, which closed in February 2008 and was payable in Euros.  The net result of the above transactions was a gain of $2.4 million, $1.6 million of which was recorded in 2008 as other (income) expense, net.

In February 2009, we entered into a forward contract to purchase 10 million Mexican pesos per month from March 2009 to December 2009 at an exchange rate of 14.85 pesos per one U.S. dollar.  This contract was entered into in order to hedge the risk of peso denominated payments associated with the operations at our Tijuana, Mexico facility.  This contract will be accounted for as a cash flow hedge.

We translate all assets and liabilities of our foreign operations of Precimed and the Chaumont Facility acquired in 2008 at the period-end exchange rate and translate sales and expenses at the average exchange rates in effect during the period.  The net effect of these translation adjustments is recorded in the consolidated financial statements as comprehensive income (loss).  The aggregate translation adjustment for 2008 was a loss of $0.2 million.  Translation adjustments are not adjusted for income taxes as they relate to permanent investments in our foreign subsidiaries.  Net foreign currency transaction gains and losses included in other income amounted to a gain of $0.1 million for 2008.  A hypothetical 10% change in the value of the U.S. Dollar in relation to our most significant foreign currency subsidiary (P Medical Holding SA - Swiss Francs) would have had an impact of approximately $10 million on these foreign net assets as of January 2, 2009.

Included in accounts receivable as of January 2, 2009 is an $11.6 million value added tax receivable with the French government related to inventory purchases for the Chaumont Facility.  We have made claims with the proper French authorities and fully expect to collect this amount in the first half of 2009, however collection is not guaranteed.  This receivable is denominated in Euros and is subject to foreign currency risk, which could be material.

Interest Rate Swaps

As of January 2, 2009, we had $132 million outstanding on our revolving line of credit.  Interest rates reset on this debt based upon the six-month ($105 million), three-month ($8 million), two-month ($13 million) and one-month ($6 million) LIBOR rate, thus subjecting us to interest rate risk.  During 2008, we entered into three receive floating-pay fixed interest rate swaps indexed to the six-month LIBOR rate.  The objective of these swaps is to hedge against potential changes in cash flows on our outstanding revolving line of credit.  No credit risk was hedged.  The receive variable leg of the swaps and the variable rate paid on the revolving line of credit bear the same rate of interest, excluding the credit spread, and reset and pay interest on the same dates.

Information regarding our outstanding interest rate swaps is as follow:

						Current	Fair
					Pay	receive	value
	Type of	Notional	Start	End	fixed	floating	January 2,
Instrument	hedge	amount	date	date	rate	rate	2009
		(in thousands)					(in thousands)
Interest rate swap	Cash flow	$80,000	3/5/2008	7/7/2010	3.09%	3.14%	$(1,484)
Interest rate swap	Cash flow	18,000	12/18/2008	12/18/2010	2.00%	2.17%	-
Interest rate swap	Cash flow	50,000	7/7/2010	7/7/2011	2.16%	6M LIBOR	90
		$148,000			2.64%		$(1,394)

The estimated fair value of the interest rate swap agreement represents the amount we expect to receive (pay) to terminate the contracts.  No portion of the change in fair value of the interest rate swaps during 2008 was considered ineffective.  The amount recorded as an offset to interest expense in 2008 related to the interest rate swaps was $0.4 million.

A hypothetical one percentage point change in the LIBOR interest rate on the remaining $34 million of floating rate debt would have had an impact of approximately $0.3 million on our interest expense.  This amount is not indicative of the hypothetical net earnings impact due to partially offsetting impacts on our cash and cash equivalents to interest income.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following are set forth below:

Management’s Report on Internal Control Over Financial Reporting

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of January 2, 2009 and December 28, 2007

Consolidated Statements of Operations and Comprehensive Income for the years ended January 2, 2009, December 28, 2007 and December 29, 2006

Consolidated Statements of Cash Flows for the years ended January 2, 2009, December 28, 2007 and December 29, 2006

Consolidated Statements of Stockholders’ Equity for the years ended January 2, 2009, December 28, 2007 and December 29, 2006

Notes to Consolidated Financial Statements

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s certifying officers are responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is designed and maintained under the supervision of its certifying officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

As of January 2, 2009, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of January 2, 2009 is effective.

In conducting the evaluation of the effectiveness of internal control over financial reporting as of January 2, 2009, as permitted by the guidance issued by the Office of the Chief Accountant of the Securities and Exchange Commission, management excluded the following subsidiaries acquired in 2008:

•	Precimed, Inc.

•	P Medical Holding SA and subsidiaries, including the DePuy Orthopaedics Chaumont, France manufacturing facility

These subsidiaries represented approximately 39% and 21% of net and total assets, respectively, and 26% of revenues of the consolidated financial statement amounts as of and for the year ended January 2, 2009.  See Note 2 - “Acquisitions” for a discussion of these acquisitions and their impact on the Company’s Consolidated Financial Statements.

The effectiveness of internal control over financial reporting as of January 2, 2009 has been audited by Deloitte & Touche LLP, the Company’s independent registered public accounting firm.

Dated: March 2, 2009

/s/ Thomas J. Hook	/s/ Thomas J. Mazza
Thomas J. Hook	Thomas J. Mazza
President & Chief Executive Officer	Senior Vice President & Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Greatbatch, Inc.
Clarence, New York

We have audited the internal control over financial reporting of Greatbatch, Inc. and subsidiaries (the "Company") as of January 2, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Precimed, Inc. and P Medical Holding SA and subsidiaries, which were acquired in 2008, and whose financial statements constitute 39% and 21% of net and total assets, respectively, and 26% of revenues of the consolidated financial statement amounts as of and for the year ended January 2, 2009.  Accordingly, our audit did not include the internal control over financial reporting at Precimed, Inc. and P Medical Holding SA and subsidiaries.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 2, 2009, of the Company and our report dated March 3, 2009, expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Buffalo, New York
March 3, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Greatbatch, Inc.
Clarence, New York

We have audited the accompanying consolidated balance sheets of Greatbatch, Inc. and subsidiaries (the "Company") as of January 2, 2009 and December 28, 2007, and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended January 2, 2009.  Our audits also included the consolidated financial statement schedule listed in the Index at Item 15(a)(2).  These financial statements and consolidated financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 2, 2009 and December 28, 2007, and the results of its operations and its cash flows for each of the three years in the period ended January 2, 2009, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of January 2, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2009, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Buffalo, New York
March 3, 2009

GREATBATCH, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share data)

	January 2,	December 28,
ASSETS	2009	2007
Current assets:
Cash and cash equivalents	$22,063	$33,473
Short-term investments available for sale	-	7,017
Accounts receivable, net of allowance for doubtful accounts	86,364	56,962
Inventories, net	112,304	71,882
Refundable income taxes	-	377
Deferred income taxes	8,086	6,469
Prepaid expenses and other current assets	6,754	5,044
Total current assets	235,571	181,224
Property, plant and equipment, net	166,668	114,946
Amortizing intangible assets, net	90,259	71,268
Trademarks and tradenames	36,130	32,582
Goodwill	302,221	248,540
Deferred income taxes	1,942	-
Other assets	16,140	15,291
Total assets	$848,931	$663,851

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$48,727	$33,433
Income taxes payable	4,128	-
Accrued expenses and other current liabilities	40,497	30,975
Total current liabilities	93,352	64,408
Long-term debt	352,920	241,198
Deferred income taxes	44,306	35,346
Other long-term liabilities	7,601	228
Total liabilities	498,179	341,180
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, $0.001 par value, authorized 100,000,000 shares;
no shares issued or outstanding in 2008 or 2007	-	-
Common stock, $0.001 par value, authorized 100,000,000
shares; 22,970,916 shares issued and 22,943,176 shares outstanding in 2008
and 22,477,340 shares issued and 22,470,299 shares outstanding in 2007	23	22
Additional paid-in capital	251,772	238,574
Treasury stock, at cost, 27,740 shares in 2008 and 7,041 shares in 2007	(741)	(140)
Retained earnings	102,774	84,215
Accumulated other comprehensive loss	(3,076)	-
Total stockholders’ equity	350,752	322,671
Total liabilities and stockholders' equity	$848,931	$663,851

The accompanying notes are an integral part of these consolidated financial statements

GREATBATCH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(in thousands except per share amounts)

	Year Ended
	January 2,	December 28,	December 29,
	2009	2007	2006

Sales	$546,644	$318,746	$271,142

Cost of sales - excluding amortization of
intangible assets	384,014	198,184	164,885
Cost of sales - amortization of intangible assets	6,841	4,537	3,813
Selling, general and administrative expenses	72,633	44,674	38,785
Research, development and engineering costs, net	31,444	29,914	24,225
Acquired in-process research and development	2,240	16,093	-
Other operating expenses, net	14,578	5,324	17,058
Operating income	34,894	20,020	22,376
Interest expense	13,168	7,303	4,605
Interest income	(711)	(7,050)	(5,775)
Gain on extinguishment of debt	(3,242)	(4,473)	-
Gain on sale of investment security	-	(4,001)	-
Other (income) expense, net	(1,624)	(447)	12
Income before provision for income taxes	27,303	28,688	23,534
Provision for income taxes	8,744	13,638	7,408
Net income	$18,559	$15,050	$16,126

Earnings per share:
Basic	$0.82	$0.68	$0.74
Diluted	$0.81	$0.67	$0.73

Weighted average shares outstanding:
Basic	22,525	22,152	21,803
Diluted	24,128	22,422	26,334

Comprehensive income:
Net income	$18,559	$15,050	$16,126
Foreign currency translation adjustment	(228)	-	-
Unrealized loss on interest rate swaps, net of tax	(906)	-	-
Defined benefit pension plan liability adjustment	(1,942)	-	-
Net unrealized gain (loss) on short-term
investments available for sale, net of tax	-	(923)	3,594
Less: reclassification adjustment for net realized
gain on short-term investments available for sale,
net of tax	-	(2,601)	-
Comprehensive income	$15,483	$11,526	$19,720

The accompanying notes are an integral part of these consolidated financial statements

GREATBATCH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended
	January 2,	December 28,	December 29,
	2009	2007	2006
Cash flows from operating activities:
Net income	$18,559	$15,050	$16,126
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	45,382	25,842	19,309
Stock-based compensation	11,211	9,252	9,717
Gain on extinguishment of debt	(3,242)	(4,473)	-
Gain on sale of investment security	-	(4,001)	-
Acquired in-process research and development	2,240	16,093	-
Other non-cash (gains) losses/asset writedowns, net	2,994	(972)	5,379
Deferred income taxes	1,671	(4,935)	4,888
Changes in operating assets and liabilities:
Accounts receivable	(18,640)	(14,523)	(1,288)
Inventories	(21,077)	(1,969)	(12,483)
Prepaid expenses and other current assets	(35)	(238)	(855)
Accounts payable	14,285	11,138	64
Accrued expenses and other liabilities	1,589	(4,581)	(1,011)
Income taxes	2,164	1,282	(641)
Net cash provided by operating activities	57,101	42,965	39,205
Cash flows from investing activities:
Purchases of short-term investments	(2,010)	(70,058)	(54,800)
Proceeds from maturity/disposition of short-term investments	9,027	133,578	53,808
Acquisition of property, plant and equipment	(44,172)	(19,993)	(15,445)
Purchase of cost method investment, net of distributions	(4,300)	(1,750)	-
Acquisitions, net of cash acquired	(107,577)	(188,148)	-
Other investing activities	306	567	64
Net cash used in investing activities	(148,726)	(145,804)	(16,373)
Cash flows from financing activities:
Repayments under line of credit, net	-	(1,000)	-
Principal payments of long-term debt	(62,058)	(6,093)	(464)
Proceeds from issuance of long-term debt	142,000	76,000	-
Payment of debt issuance costs	-	(6,628)	-
Issuance of common stock	2,210	2,699	2,082
Excess tax benefits from stock-based awards	298	392	294
Repurchase of treasury stock	(793)	(205)	-
Net cash provided by financing activities	81,657	65,165	1,912
Effect of foreign currency exchange on cash and cash equivalents	(1,442)	-	-
Net increase (decrease) in cash and cash equivalents	(11,410)	(37,674)	24,744
Cash and cash equivalents, beginning of year	33,473	71,147	46,403
Cash and cash equivalents, end of year	$22,063	$33,473	$71,147

The accompanying notes are an integral part of these consolidated financial statements

GREATBATCH, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

							Accumulated
			Additional	Treasury			other	Total
	Common stock		paid-in	stock		Retained	comprehensive	stockholders'
	Shares	Amount	capital	Shares	Amount	earnings	income (loss)	equity

Balance, December 31, 2005	21,752	$22	$215,614	-	$-	$53,039	$(70)	$268,605
Stock-based compensation	-	-	6,417	-	-	-	-	6,417
Net shares issued under stock incentive plans	257	-	2,082	(8)	(205)	-	-	1,877
Income tax benefit from stock options
and restricted stock	-	-	294	-	-	-	-	294
Shares contributed to 401(k)	110	-	2,780	-	-	-	-	2,780
Net income	-	-	-	-	-	16,126	-	16,126
Total other comprehensive gain, net	-	-	-	-	-	-	3,594	3,594
Balance, December 29, 2006	22,119	22	227,187	(8)	(205)	69,165	3,524	299,693
Stock-based compensation	-	-	5,673	-	-	-	-	5,673
Net shares issued under stock incentive plans	248	-	2,494	1	65	-	-	2,559
Income tax benefit from stock options and
restricted stock	-	-	264	-	-	-	-	264
Shares contributed to 401(k)	110	-	2,956	-	-	-	-	2,956
Net income	-	-	-	-	-	15,050	-	15,050
Total other comprehensive loss, net	-	-	-	-	-	-	(3,524)	(3,524)
Balance, December 28, 2007	22,477	22	238,574	(7)	(140)	84,215	-	322,671
Stock-based compensation	-	-	6,822	-	-	-	-	6,822
Net shares issued under stock incentive plans	266	1	1,417	(21)	(601)	-	-	817
Income tax benefit from stock options and
restricted stock	-	-	14	-	-	-	-	14
Shares issued in connection with the
Quan Emerteq acquisition	60	-	1,473	-	-	-	-	1,473
Shares contributed to 401(k)	168	-	3,472	-	-	-	-	3,472
Net income	-	-	-	-	-	18,559	-	18,559
Total other comprehensive loss, net	-	-	-	-	-	-	(3,076)	(3,076)
Balance, January 2, 2009	22,971	$23	$251,772	(28)	$(741)	$102,774	$(3,076)	$350,752

The accompanying notes are an integral part of these consolidated financial statements

GREATBATCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The consolidated financial statements include the accounts of Greatbatch, Inc. and its wholly owned subsidiary (collectively, the “Company” or “Greatbatch”).  All intercompany balances and transactions have been eliminated in consolidation.

Nature of Operations - The Company operates its business in two reportable segments – Implantable Medical Components (“IMC”) and Electrochem Solutions (“Electrochem”).  The IMC business designs and manufactures components and devices for the Cardiac Rhythm Management (“CRM”), Neuromodulation, Vascular Access and Orthopedic markets.  Additionally, the IMC business offers value-added assembly and design engineering services for products that incorporate Implantable Medical Device (“IMD”) components.  IMC customers include leading original equipment manufacturers (“OEM”), in alphabetical order here and throughout this report, such as Biotronik, Boston Scientific, DePuy Orthopaedics (“DePuy”), Johnson & Johnson, Medtronic, Smith & Nephew, Sorin Group, St. Jude Medical, Stryker and Zimmer.  IMC entered the Vascular Access market through its acquisition of Enpath Medical, Inc. (“Enpath”) and Quan Emerteq, LLC (“Quan”) in 2007 and the Orthopedic market through its acquisition of P Medical Holding SA (“Precimed”) and the assets of DePuy’s  Chaumont, France manufacturing facility (the “Chaumont Facility”) in early 2008.

Electrochem is a world leader in the design, manufacture and distribution of electrochemical cells, battery packs and wireless sensors for demanding applications in markets such as energy, security, portable medical, environmental monitoring and more.  Electrochem broadened its product portfolio through its acquisitions of Engineered Assemblies Corporation (“EAC”) and IntelliSensing, LLC in 2007, and can now design and provide its customers rechargeable battery and wireless sensor systems.

Fiscal Year End - The Company utilizes a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31st.  Fiscal years 2008, 2007 and 2006 ended on January 2, 2009, December 28, 2007 and December 29, 2006, respectively.  Fiscal year 2008 contained fifty-three weeks while fiscal years 2007 and 2006 contained fifty-two weeks.

Fair Value Measurements – Beginning in fiscal year 2008, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”)  No. 157, Fair Value Measurements, for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value on a recurring basis (at least annually).  Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e. the “exit price”) in an orderly transaction between market participants at the measurement date.  See Recent Accounting Pronouncements in this note for further information.

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

The availability of observable inputs can vary and is affected by a wide variety of factors, including, the type of asset/liability, whether the asset/liability is established in the marketplace, and other characteristics particular to the transaction.  To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment.  In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, for disclosure purposes the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure.  Therefore, even when market assumptions are not readily available, assumptions are required to reflect those that market participants would use in pricing the asset or liability at the measurement date.

The carrying amount of financial instruments, including cash and cash equivalents, trade receivables and accounts payable, approximated their fair value as of January 2, 2009 because of the short maturity of these instruments.

Cash and Cash Equivalents - Cash and cash equivalents consist of cash and highly liquid, short-term investments with maturities at the time of purchase of three months or less.

Short-Term Investments – The Company did not hold any short-term investments at the end of 2008.  Short-term investments at December 28, 2007 are comprised of municipal, U.S. Government Agency and corporate notes and bonds acquired with maturities that exceed three months.  All short-term investments as of December 28, 2007 are classified as available-for-sale and have a maturity of less than one year at the time of acquisition.  Available-for-sale securities are carried at fair value with the unrealized gain or loss, net of tax, reported in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity.  Realized gains and losses and investment income are included in net income.  The cost of securities sold is based on the specific identification method. Unrealized losses considered to be other than temporary are recognized in net income.

Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentration of credit risk consist principally of accounts receivable.  A significant portion of the Company’s sales are to four customers, all in the medical device industry, and, as such, the Company is directly affected by the condition of those customers and that industry.  However, the credit risk associated with trade receivables is partially mitigated due to the stability of those customers.  The Company performs on-going credit evaluations of its customers. Note 15 – “Business Segment Information” contains information on sales and accounts receivable for these customers.  The Company maintains cash deposits with major banks, which from time to time may exceed federally insured limits.  The Company performs on-going credit evaluations of its banks.

Included in accounts receivable as of January 2, 2009 is an $11.6 million value added tax receivable with the French government related to inventory purchases for the Chaumont Facility.  The Company has made claims with the proper French authorities and fully expects to collect this amount in the first half of 2009, however collection is not guaranteed.  This receivable is denominated in Euros and is subject to foreign currency risk, which could be material.

Allowance for Doubtful Accounts - The Company provides credit, in the normal course of business, to its customers in the form of trade receivables.  The Company maintains an allowance for doubtful customer accounts for those receivables that it does not expect to collect.  The Company accrues its estimated losses from uncollectable accounts receivable to the allowance based upon recent historical experience, the length of time the receivable has been outstanding and other specific information as it becomes available.  Provisions to the allowance for doubtful accounts are charged to current operating expenses.  Actual losses are charged against this allowance when incurred.  The allowance for doubtful accounts was $1.6 million at January 2, 2009 and $0.8 million at December 28, 2007.

Inventories - Inventories are stated at the lower of cost, determined using the first-in first-out method, or market.  Provisions for excess, obsolete or expired inventory are based primarily on how long the inventory has been held as well as our estimates of forecasted net sales of that product.  A significant change in the timing or level of demand for our products may result in recording additional provisions for excess, obsolete or expired inventory in the future.

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

Business Combinations – The Company records its business combinations under the purchase method of accounting.  Under the purchase method of accounting, the Company allocates the purchase price of each acquisition to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values at the date of acquisition.  The fair value of identifiable intangible assets is based upon detailed valuations that use various assumptions made by management.  Any excess of the purchase price over the fair value of the net tangible and intangible assets acquired is allocated to goodwill.

Amortizing Intangible Assets – Acquired intangible assets other than goodwill and trademark and tradenames consist primarily of purchased technology, patents and customer lists.  The Company amortizes its definite-lived intangible assets on a straight-line basis over their estimated useful lives as follows:  purchased technology and patents 5-15 years; customer lists 7-20 years and other intangible assets 1-10 years.

Purchased In-Process Research and Development (“IPR&D”) – When the Company acquires another entity, a portion of the purchase price is allocated, as applicable, to IPR&D.  The Company defines IPR&D as the value assigned to those projects for which the related products have not received regulatory approval and have no alternative future use.  Determining the portion of the purchase price allocated to IPR&D requires the Company to make significant estimates.  The amount of the purchase price allocated to IPR&D is determined by estimating the future cash flows of each project and discounting the net cash flows back to their present values.  The discount rate used is determined at the time of acquisition in accordance with accepted valuation methods.  These methodologies include consideration of the risk of the project not achieving commercial feasibility.

Impairment of Long-Lived Assets – The Company assesses the impairment of definite lived long-lived assets when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable.  Factors that are considered in deciding when to perform an impairment review include significant under-performance of a business or product line in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the assets.

Recoverability potential is measured by comparing the carrying amount of the asset group to the related total future undiscounted cash flows.  If an asset group’s carrying value is not recoverable through related cash flows, the asset group is considered to be impaired.  Impairment is measured by comparing the asset group’s carrying amount to its fair value.  When it is determined that useful lives of assets are shorter than originally estimated, and there are sufficient cash flows to support the carrying value of the assets, the rate of depreciation is accelerated in order to fully depreciate the assets over their new shorter useful lives.

Goodwill and trademarks and tradenames are not amortized but are periodically tested for impairment.  The Company assesses goodwill for impairment by comparing the fair value of its reporting units to their carrying amounts on the last day of each fiscal year, or more frequently if certain events occur or circumstances change, to determine if there is potential impairment.  If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the goodwill within the reporting unit is less than its carrying value.  Fair values for reporting units are determined based on discounted cash flows, market multiples or appraised values as appropriate.  Indefinite lived intangible assets such as trademarks and tradenames are assessed for impairment on the last day of each fiscal year, or more frequently if certain events occur or circumstances change, by comparing the fair value of the asset to their carrying value.  The fair value is determined by using a relief-from-royalty approach.  The Company has determined that, based on the impairment tests performed, no impairment of goodwill or trademarks and tradenames have occurred during 2008, 2007 or 2006.

Other Assets – Other assets includes deferred costs incurred in connection with the Company’s issuance of its convertible subordinated notes and revolving line of credit.  These costs are being amortized using the effective yield method over the period from the date of issuance to the put option date (if applicable) or the contractual maturity date, whichever is earlier.  Total net deferred financing fees amounted to $5.0 million at January 2, 2009 and $6.4 million at December 28, 2007.

Other assets also include long-term investments in equity securities of entities which the Company does not have the ability to exercise significant influence over and are accounted for using the cost method.  Each reporting period, management evaluates these investments to determine if there are any events or circumstances that are likely to have a significant adverse effect on the fair value of the investment.  Examples of such impairment indicators include, but are not limited to: a significant deterioration in earnings performance; a significant adverse change in the regulatory, economic or technological environment of an investee; or a significant doubt about an investee’s ability to continue as a going concern.  If an impairment indicator is identified, management will estimate the fair value of the investment and compare it to its carrying value.  The estimation of fair value considers all available financial information related to the investee, including, but not limited to, valuations based on recent third-party equity investments in the investee.  If the fair value of the investment is less than its carrying value, the investment is impaired and a determination as to whether the impairment is other-than-temporary is made.  Impairment is deemed to be other-than-temporary unless the Company has the ability and intent to hold the investment for a period sufficient for a market recovery up to the carrying value of the investment.  Further, evidence must indicate that the carrying value of the investment is recoverable within a reasonable period.  For other-than-temporary impairments, an impairment loss is recognized equal to the difference between the investment’s carrying value and its fair value.

The aggregate recorded amount of cost method investments at January 2, 2009 and December 28, 2007 was $10.9 million and $6.8 million, respectively.  The Company has determined that these investments are not considered variable interest entities as defined in Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) 46(R), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.  The Company’s exposure related to these entities is limited to its recorded investment.  These investments are in research and development companies whose fair value is subject to future fluctuations, which could be significant.

Income Taxes - The consolidated financial statements of the Company have been prepared using the asset and liability approach in accounting for income taxes, which requires the recognition of deferred income taxes for the expected future tax consequences of net operating losses, credits, and temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities.  A valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not that the asset will not be realized.

The Company and its domestic subsidiaries file a consolidated U.S. federal income tax return.  State tax returns are filed on a combined or separate basis depending on the applicable laws in the jurisdictions where tax returns are filed.  The Company also files foreign tax returns on a separate company basis in the countries in which it operates.

Beginning in fiscal year 2007, the Company adopted the provisions of FIN No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB SFAS No. 109.  FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized under SFAS No. 109.  FIN No. 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on various related matters such as derecognition, interest and penalties, and disclosure.  Upon adoption of FIN No. 48, the Company did not recognize any adjustment to its $1.8 million of unrecognized tax benefits.  The Company recognizes interest expense related to uncertain tax positions as Interest Expense.  Penalties, if incurred, are recognized as a component of Selling, General and Administrative Expenses.

Derivative Financial Instruments – The Company recognizes all derivative financial instruments in its consolidated financial statements at fair value in accordance with FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities.  Changes in the fair value of derivative instruments are recorded in earnings unless hedge accounting criteria are met.  All of the Company’s derivative financial instruments as of January 2, 2009 are designated as cash flow hedges.  There were no derivative financial instruments outstanding as of December 28, 2007.  The effective portion of changes in fair value of these cash flow hedges is recorded each period, net of tax, in accumulated other comprehensive income (loss) until the related hedged transaction occurs.  Any ineffective portion of changes in fair value of these cash flow hedges is recorded in earnings.

Foreign Currency Translation - The Company translates all assets and liabilities of its foreign subsidiaries, where the U.S. dollar is not the functional currency, at the period-end exchange rate and translates income and expenses at the average exchange rates in effect during the period.  The net effect of this translation is recorded in the consolidated financial statements as accumulated other comprehensive income (loss).  Translation adjustments are not adjusted for income taxes as they relate to permanent investments in the Company’s foreign subsidiaries.  Net foreign currency transaction gains and losses included in other income/expense amounted to a gain of $0.1 million for 2008 and were not material for 2007 and 2006.

Revenue Recognition - Revenue from the sale of products is recognized at the time the product is shipped and title passes to our customers.  The Company includes shipping and handling fees billed to customers in sales.  Shipping and handling costs associated with inbound and outbound freight are generally recorded in cost of sales.  In certain instances the Company obtains component parts for sub-assemblies from its customers that are included in the final product.  These amounts were excluded from sales and cost of sales recognized by the Company. The cost of these customer supplied component parts amounted to $35.1 million, $35.1 million and $18.8 million in 2008, 2007 and 2006, respectively.

Product Warranties – The Company allows customers to return defective or damaged products for credit, replacement, or exchange.  The Company generally warrants that its products will meet customer specifications and will be free from defects in materials and workmanship.  The Company accrues its estimated exposure to warranty claims based upon recent historical experience and other specific information as it becomes available.

Research and Development and Engineering Costs – Research and development costs are expensed as incurred.  The primary costs are salary and benefits for personnel.  Engineering costs are expensed as incurred.  Cost reimbursements for engineering services from customers for whom the Company designs products are recorded as an offset to engineering costs upon achieving development milestones specified in the contracts.

Net research, development and engineering costs are comprised of the following (in thousands):

	Year Ended
	January 2,	December 28,	December 29,
	2009	2007	2006

Research and development costs	$18,750	$16,141	$16,096

Engineering costs	22,447	18,929	9,888
Less: cost reimbursements	(9,753)	(5,156)	(1,759)
Engineering costs, net	12,694	13,773	8,129
Total research, development and engineering costs, net	$31,444	$29,914	$24,225

Stock-Based Compensation - The Company records compensation costs related to stock-based awards in accordance with SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), and related Securities and Exchange Commission (“SEC”) rules included in Staff Accounting Bulletin (“SAB”) No. 107.  Under the fair value recognition provisions of SFAS No. 123(R), the Company measures stock-based compensation cost at the grant date based on the estimated fair value of the award.  Compensation cost for service-based awards is recognized ratably over the applicable vesting period.  Compensation cost for performance-based awards is reassessed each period and recognized based upon the probability that the performance targets will be achieved.  The Company utilizes the Black-Scholes option pricing model to estimate the fair value of stock options granted.  For restricted stock and restricted stock unit awards, the fair market value of the award is determined based upon the closing value of the Company’s stock price on the grant date.  The amount of stock-based compensation expense recognized during a period is based on the portion of the awards that are ultimately expected to vest.  The Company estimates pre-vesting forfeitures at the time of grant by analyzing historical data and revises those estimates in subsequent periods if actual forfeitures differ from those estimates.  The total expense recognized over the vesting period will only be for those awards that ultimately vest.

Defined Benefit Pension Plans - In connection with the Precimed and Chaumont Facility acquisitions, the Company recorded a pension liability related to defined benefit pension plans provided to non-U.S. employees of those businesses.  The Company accounts for these pension plans in accordance with SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.  This Statement requires an employer to recognize in its balance sheet as an asset or liability the overfunded or underfunded status of a defined benefit pension plan, measured as the difference between the fair value of plan assets and the benefit obligation.  For a pension plan, the benefit obligation is the projected benefit obligation which is calculated based on actuarial computations of current and future benefits for employees.  SFAS No. 158 requires that gains or losses and prior service costs or credits that arise during the period, but are not included as components of net periodic benefit expense, be recognized as a component of accumulated other Comprehensive income.  Pension expense is charged to current operating expenses.

Earnings Per Share - Basic earnings per share is calculated by dividing net income by the weighted average number of shares outstanding during the period.  Diluted earnings per share is calculated by adjusting for potential common shares, which consist of stock options, unvested restricted stock and restricted stock units and contingently convertible instruments.

Holders of the Company’s convertible subordinated notes may convert them into shares of the Company’s common stock under certain circumstances (see Note 8 – “Debt”).  The Company includes the effect of the conversion of these convertible notes in the calculation of diluted earnings per share using the if-converted method or the treasury method for instruments that may be settled in cash at the Company’s election and which the Company has the ability and intent to settle them in cash, as long as the effect is dilutive.  For computation of earnings per share under conversion conditions, the number of diluted shares outstanding increases by the amount of shares that are potentially convertible during that period.  Also, net income is adjusted for the calculation to add back interest expense on the convertible notes as well as unamortized discount and deferred financing fees amortization recorded during the period.

The following table reflects the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Year Ended
	January 2,	December 28,	December 29,
	2009	2007	2006
Numerator for basic earnings per share:
Income from continuing operations	$18,559	$15,050	$16,126
Effect of dilutive securities:
Interest expense on convertible notes and related deferred financing fees, net of tax	871	-	3,064
Numerator for diluted earnings per share	$19,430	$15,050	$19,190

Denominator for basic earnings per share:
Weighted average shares outstanding	22,525	22,152	21,803
Effect of dilutive securities:
Convertible notes	1,267	-	4,219
Stock options and unvested restricted stock	336	270	312
Dilutive potential common shares	1,603	270	4,531
Denominator for diluted earnings per share	24,128	22,422	26,334

Basic earnings per share	$0.82	$0.68	$0.74
Diluted earnings per share	$0.81	$0.67	$0.73

The diluted weighted average share calculations do not include the following as they are not dilutive to the earnings per share calculations or the respective performance criteria have not been met as of the reporting date:

	Year Ended
	January 2,	December 28,	December 29,
	2009	2007	2006
Time based stock options and restricted stock	1,500,000	664,000	1,084,000
Performance based stock options and
restricted stock units	515,000	287,000	215,000
Convertible subordinated notes	-	2,027,000	-

Comprehensive Income - The Company’s comprehensive income as reported in the Consolidated Statements of Operations and Comprehensive Income includes net income, foreign currency translation gains (losses), unrealized gain (loss) on its interest rate swaps, the net unrealized gain (loss) on short-term investments available for sale, adjusted for any realized gains/losses, and the overfunded or underfunded status of the Company’s defined benefit pension plans.

Accumulated other comprehensive loss is comprised of the following (in thousands):

	Pre-tax	Tax	Net-of-tax
	amount	amount	amount
Balance at December 28, 2007	$-	$-	$-
Foreign currency translation adjustment	(228)	-	(228)
Unrealized loss on interest rate swaps	(1,394)	488	(906)
Defined benefit pension plan liability adjustment	(2,513)	571	(1,942)
Balance at January 2, 2009	$(4,135)	$1,059	$(3,076)

Supplemental Cash Flow Information (in thousands):

	Year Ended
	January 2,	December 28,	December 29,
	2009	2007	2006
Cash paid during the year for:
Interest	$10,021	$5,325	$3,888
Income taxes	3,811	17,341	2,867

Noncash investing and financing activities:
Net unrealized gain (loss) on available-for-
sale securities	$-	$(923)	$3,594
Unrealized loss on interest rate swaps, net	(906)	-	-
Common stock contributed to 401(k) Plan	3,472	2,956	2,780
Property, plant and equipment purchases
included in accounts payable	2,762	3,307	808
Unsettled purchase of treasury stock	741	140	205
Exchange of convertible subordinated notes	-	117,782	-
Shares issued in connection with business
acquisition	1,473	-	-

Acquisition of non-cash assets and liabilities:
Assets acquired	$169,508	$209,946	$-
Liabilities assumed	58,693	20,395	-

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

Recent Accounting Pronouncements — In June 2008, the Emerging Issues Task Force (“EITF”) issued EITF 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock.  This Issue prescribes a two step process for determining whether an instrument (or an embedded feature), such as the Company’s convertible subordinated notes, is indexed to the Company’s own stock as follows:  Step 1: if the instrument is not based on (a) an observable market, other than the market for the issuer's stock, or (b) an observable index, other than an index calculated or measured solely by reference to the issuer's own operations then the instrument is considered indexed to its own stock.  Step 2:  if the instrument settlement amount is fixed then the instrument is considered indexed to its own stock.  If the Company determines that its convertible subordinated notes are not indexed to its own stock, they would not meet the scope exception in paragraph 11(a) of SFAS No. 133 and thus would be accounted for under SFAS No. 133.  The Company is still evaluating the impact of EITF 07-5 on its consolidated financial statements, which is effective beginning in fiscal year 2009.

In June 2008, the FASB issued Staff Position (“FSP”) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”  This FSP concluded that all outstanding unvested share-based payment awards (restricted stock) that contain rights to nonforfeitable dividends are considered participating securities.  Accordingly, the two-class method of computing basic and diluted EPS is required for these securities.  FSP 03-6-1, which was effective beginning in fiscal year 2009, did not have a material impact on the Company’s consolidated financial statements and will be applied retrospectively to all periods presented in future financial statements.

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion (Including Partial Cash Settlement).”  This FSP requires issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) separately account for the liability and equity components of those instruments in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  This statement is effective beginning in fiscal year 2009 and will be applied retrospectively to all periods presented in future financial statements.  This FSP is only applicable prospectively if the Company determines that its convertible subordinated notes are indexed to its own stock under the guidance of EITF 07-5. The Company estimates that this FSP, if applicable, will increase 2009 non-cash interest expense by approximately $7 million to $8 million and reduce 2009 diluted EPS by approximately $0.19 per share to $0.22 per share.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities.  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, and requires entities to provide enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair values and amounts of gains and losses on derivative contracts, and disclosures about credit-risk-related contingent features in derivative agreements.  The Company will make the required disclosures beginning in 2009.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations.  This Statement replaces FASB Statement No. 141, Business Combinations but retains the guidance in SFAS No. 141 for identifying and recognizing intangible assets separately from goodwill.  However, SFAS No. 141(R) significantly changed the accounting for business combinations with regards to the number of assets and liabilities assumed that are to be measured at fair value, the accounting for contingent consideration and acquired contingencies as well as the accounting for direct acquisition costs and IPR&D.  SFAS No. 141(R) is effective for acquisitions consummated beginning in fiscal year 2009 and will materially impact the Company’s consolidated financial statements if an acquisition is consummated after the date of adoption. SFAS No. 141(R) provides that any changes to an entity’s acquired uncertain tax positions and valuation allowances associated with acquired deferred tax assets will no longer be applied to goodwill, regardless of the acquisition date of the associated business combination.  Any changes to the acquired uncertain tax positions and valuation allowances will be recognized as an adjustment to income tax expense.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This Statement amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS No. 160 did not have a material impact on the Company’s consolidated financial statements, which was effective beginning in fiscal year 2009.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  This Statement defines fair value, establishes a framework for measuring fair value while applying U.S. GAAP, and expands disclosures about fair value measurements.  SFAS No. 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions based on market data obtained from independent sources and (2) the reporting entity’s own assumptions developed based on unobservable inputs.  In February 2008, the FASB issued FSP FAS 157-b—Effective Date of FASB Statement No. 157.  This FSP (1) partially deferred the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities and (2) removed certain leasing transactions from the scope of SFAS No. 157.  Effective in fiscal year 2008, the Company adopted the provisions of SFAS No. 157 for all financial assets and financial liabilities and nonfinancial assets and non financial liabilities that are recognized or disclosed at fair value on a recurring basis. The provisions of SFAS No. 157 that were effective in 2009, did not materially impact the Company’s consolidated financial statements.

2.   ACQUISITIONS

P Medical Holding SA - On January 7, 2008, the Company acquired P Medical Holding SA (“Precimed”) with administrative offices in Orvin, Switzerland and Exton, PA, manufacturing operations in Switzerland and Indiana and sales offices in Japan, China and the United Kingdom.  This transaction diversified the Company’s revenue and established the Company as a leading supplier to the orthopedics industry.

This transaction was accounted for under the purchase method of accounting.  Accordingly, the results of Precimed’s operations were included in the consolidated financial statements from the date of acquisition.  The aggregate purchase price was $85.0 million, consisting of the cash issued at closing to Precimed shareholders ($82.4 million), and other direct acquisition-related costs, including financial advisory, legal and accounting services ($2.6 million).  Additionally, the purchase agreement included a contingent payment which ranged from 0 to 12,000,000 Swiss Francs (“CHF”) depending on Precimed’s 2008 earnings performance.  Based upon the final contingent earn-out calculation, no contingent payment was made.  During 2008, a $2.6 million contingent payment was made relating to an acquisition consummated by Precimed in 2006.  The purchase price was funded with cash on hand and borrowings under the Company’s revolving credit agreement.  Concurrently with the closing of the transaction, the Company immediately repaid $31.6 million of Precimed’s long-term debt.

The cost of the acquisition was allocated to the assets acquired and liabilities assumed from Precimed based on their fair values as of the acquisition date, with the amount exceeding the fair value recorded as goodwill.  The fair values of the assets acquired were determined using one of three valuation approaches: market, income and cost.  The selection of a particular method for a given asset depended on the reliability of available data and the nature of the asset, among other considerations.

The market approach, which estimates the value for a subject asset based on available market pricing for comparable assets, was utilized for land and in-process and finished inventory.  The income approach, which estimates the value for a subject asset based on the present value of cash flows projected to be generated by the asset, was used for certain intangible assets such as technology and patents, customer relationships, trademarks and tradenames, IPR&D and for the noncompete agreements with employees.  The projected cash flows were discounted at a required rate of return that reflects the relative risk of the Precimed transaction and the time value of money.  The projected cash flows for each asset considered multiple factors, including current revenue from existing customers, attrition trends, reasonable contract renewal assumptions from the perspective of a marketplace participant, and expected profit margins giving consideration to historical and expected margins.  The cost approach was used for the majority of real and personal property and raw materials inventory.  The cost to replace a given asset reflects the estimated reproduction or replacement cost for the property, less an allowance for loss in value due to depreciation or obsolescence, with specific consideration given to economic obsolescence if indicated.

The following table summarizes the final allocation of the cost of the acquisition to the assets acquired and liabilities assumed as of the close of the acquisition (in thousands):

As of
(in thousands)	January 7, 2008
Assets acquired
Current assets	$33,982
Property, plant and equipment	25,070
Acquired IPR&D	2,240
Amortizing intangible assets	29,355
Trademarks and tradenames	3,514
Goodwill	47,160
Other assets	1,720
Total assets acquired	143,041
Liabilities assumed
Current liabilities	25,421
Long-term liabilities	32,599
Total liabilities assumed	58,020
Purchase price	$85,021

Current assets and current liabilities – The fair value of current assets (except inventory) and current liabilities was assumed to approximate their carrying value as of the acquisition date due to the short-term nature of these assets and liabilities.

The fair value of the in-process and finished inventory acquired was estimated by applying a version of the market approach called the comparable sales method.  This approach estimates the fair value of the asset by calculating the potential sales generated from selling the inventory and subtracting from it the costs related to the completion and sale of that inventory and a reasonable profit allowance.  Based upon this methodology, the Company recorded the inventory acquired at fair value resulting in an increase in inventory of $5.6 million.  During the first quarter of 2008, the Company expensed the entire step-up value as cost of sales as the acquired Precimed inventory to which that step-up value was related was sold during that period.  Raw materials inventory was valued at replacement cost.

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

Intangible assets - The purchase price was allocated to specific intangible assets as follows (dollars in thousands):
	Fair value assigned	Weighted average amortization period (years)	Weighted average discount rate
Amortizing intangible assets
Customer relationships	$16,564	20	13%
Technology and patents	11,771	15	14%
Noncompete agreements	1,020	5	13%
	$29,355	17	13%

Trademarks and tradenames	$3,514	indefinite	13%
Acquired IPR&D	$2,240	-	14%

Customer relationships – Customer relationships represent the estimated fair value of both the contractual and non-contractual customer relationships Precimed has as of the acquisition date.  The primary customers of Precimed include Johnson & Johnson, Smith & Nephew, Stryker, Medtronic and Zimmer, some of which are also customers of Greatbatch.  These relationships were valued separately from goodwill at the amount which an independent third party would be willing to pay for these relationships.  The fair value of customer relationships was determined using the multi-period excess-earnings method, a form of the income approach.  The Company determined that the estimated useful life of the intangible assets associated with the existing customer relationships is approximately 20 years.  This life was based upon historical customer attrition and management’s understanding of the industry and regulatory environment.  The expected cash flows associated with these customer relationships were nominal after 20 years.

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

Trademarks and tradenames – Trademarks and tradenames represent the estimated fair value of corporate and product names acquired from Precimed, which will be utilized by the Company in the future.  These tradenames were valued separately from goodwill at the amount which an independent third party would be willing to pay for use of these names.  The fair value of the trademarks and tradenames was determined by applying the relief from royalty method of the income approach.  The tradenames are inherently valuable as the Company believes they convey favorable perceptions about the products with which they are associated.  This in turn generates consistent and increased demand for the products, which provides the Company with greater revenues, as well as greater production and operating efficiencies.  Thus, the Company will realize larger profit margins than companies without the tradenames.  At this time, the Company intends to utilize these trademarks and tradenames for an indefinite period of time given that Greatbatch is new to the orthopedics market and is not well known in that industry.  Thus these intangible assets are not being amortized but are tested for impairment on an annual basis.

Acquired IPR&D - Approximately $2.2 million of the purchase price represents the fair value of acquired IPR&D projects that had not yet reached technological feasibility and had no alternative future use.  Accordingly, the amount was immediately expensed on the acquisition date and is not deductible for tax purposes.  The value assigned to IPR&D related to Reamer, Instrument Kit, Locking Plate and Cutting Guide projects.  These projects primarily represent the next generation of products already being sold by Precimed which incorporate new enhancements and customer modifications.  The  commercial launch of these products was assumed to be in 2008 and 2009.  For purposes of valuing the IPR&D, the Company estimated total costs to complete the projects to be approximately $0.2 million.  If the Company is not successful in completing these projects, future sales may be adversely affected resulting in erosion of the Company’s market share.

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

Goodwill - The excess of the purchase price over the fair value of net tangible and intangible assets acquired of $47.2 million was allocated to goodwill.  Various factors contributed to the establishment of goodwill, including: the value of Precimed’s highly trained assembled work force and management team; the expected revenue growth over time that is attributable to increased market penetration from future products and customers; and the incremental value to the Company’s IMC business from expanding and diversifying its revenues.  The goodwill acquired in connection with the Precimed acquisition was allocated to the Company’s IMC business segment and is not deductible for tax purposes.

DePuy Orthopaedics Chaumont, France Facility - On February 11, 2008, Precimed acquired the assets of DePuy Orthopaedics (“DePuy”) Chaumont, France manufacturing facility (the “Chaumont Facility”).  The Chaumont Facility produces hip and shoulder implants for DePuy Ireland which distributes them worldwide through various DePuy selling entities.  This transaction, which included a new four year supply agreement with DePuy, enhances Greatbatch’s and Precimed’s strategic relationship with DePuy, one of the largest orthopedic companies in the world.  The addition of this facility will align Precimed closer to its orthopedic customers and further extends its offerings to a full range of orthopedic implants.

This transaction was accounted for under the purchase method of accounting.  Accordingly, the results of the Chaumont Facility were included in our consolidated financial statements from the date of acquisition.  The aggregate purchase price was $28.7 million, consisting of the cash issued to DePuy ($27.0 million), and other direct acquisition-related costs, including financial advisory, transfer tax, legal and accounting fees ($1.7 million).  The aggregate purchase price was allocated to the assets acquired ($6.3 million inventory, $13.4 million PP&E) and pension liability assumed from the Chaumont Facility based on their fair values as of the close of the acquisition, with the amount exceeding the fair value recorded as goodwill ($6.6 million).

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

Pro Forma Results (Unaudited) - The following unaudited pro forma information presents the consolidated results of operations of the Company, Precimed, and the Chaumont Facility as if those acquisitions had occurred as of the beginning of each of the fiscal years presented.  Additionally, 2007 amounts reflect the Company’s 2007 acquisition of Enpath (June 2007), Quan (November 2007) and EAC (November 2007) as if those acquisitions had occurred as of the beginning of 2007 (in thousands, except per share amounts):

	Year Ended
(Unaudited)	January 2, 2009	December 28, 2007
Sales	$555,139	$502,043
Net income	24,539	18,713
Earnings per share:
Basic	$1.09	$0.84
Diluted	$1.05	$0.82

The unaudited pro forma information presents the combined operating results of Greatbatch, Precimed, the Chaumont Facility, Enpath, Quan and EAC, with the results prior to the acquisition date adjusted to include the pro forma impact of the amortization of acquired intangible assets and depreciation of fixed assets based on the purchase price allocation, the elimination of non-recurring IPR&D charges ($2.2 million in 2008 and $13.8 million in 2007) and inventory step-up amortization recorded by Greatbatch ($6.4 million in 2008 and $1.7 million in 2007), the adjustment to interest income/expense reflecting the cash paid in connection with the acquisition, including acquisition-related expenses, at Greatbatch’s weighted average interest income/expense rate, and the impact of income taxes on the pro forma adjustments utilizing the applicable statutory tax rate, except for IPR&D which is not deductible for tax purposes.  The unaudited pro forma consolidated basic and diluted earnings per share are based on the consolidated basic and diluted weighted average shares of Greatbatch.

The unaudited pro forma results are presented for illustrative purposes only and do not reflect the realization of potential cost savings, and any related integration costs.  Certain cost savings may result from the acquisition; however, there can be no assurance that these cost savings will be achieved.  These pro forma results do not purport to be indicative of the results that would have been obtained, or to be a projection of results that may be obtained in the future.

3.   SHORT-TERM INVESTMENTS

Short-term investments available for sale are comprised of the following (in thousands):

	Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
December 28, 2007
Commercial Paper	$1,087	$5	$-	$1,092
U.S. Government Agencies	1,469	4	-	1,473
Corporate Bonds	4,452	4	(4)	4,452
Total short-term investments	$7,008	$13	$(4)	$7,017

The Company did not hold any short-term investments as of January 2, 2009.  During 2007, the Company sold an equity security investment which resulted in a pre-tax gain of $4.0 million.

4.   INVENTORIES

Inventories are comprised of the following (in thousands):

	January 2,	December 28,
	2009	2007

Raw material	$58,352	$38,561
Work-in-process	28,851	19,603
Finished goods	25,101	13,718
Total	$112,304	$71,882

5.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are comprised of the following (in thousands):

	January 2,	December 28,
	2009	2007

Manufacturing machinery and equipment	$109,911	$80,447
Buildings and building improvements	68,346	35,611
Information technology hardware and software	27,558	21,671
Construction work in process	17,452	23,115
Leasehold improvements	17,031	19,957
Land and land improvements	11,671	6,024
Furniture and fixtures	9,488	5,345
Other	662	210
	262,119	192,380
Accumulated depreciation	(95,451)	(77,434)
Total	$166,668	$114,946

Depreciation expense for property, plant and equipment during 2008, 2007 and 2006 was $25.5 million, $16.4 million and $14.8 million, respectively.

6.   INTANGIBLE ASSETS

Amortizing intangible assets are comprised of the following (in thousands):

	Gross carrying amount	Accumulated amortization	Foreign currency translation	Net carrying amount
January 2, 2009
Purchased technology and patents	$81,639	$(35,881)	$184	$45,942
Customer lists	46,547	(4,056)	271	42,762
Other	3,508	(1,964)	11	1,555
Total amortizing intangible assets	$131,694	$(41,901)	$466	$90,259

December 28, 2007
Purchased technology and patents	$69,813	$(28,968)	$-	$40,845
Customer lists	29,983	(840)	-	29,143
Other	2,660	(1,380)	-	1,280
Total amortizing intangible assets	$102,456	$(31,188)	$-	$71,268

Intangible amortization expense was $10.7 million, $5.6 million and $3.8 million for 2008, 2007 and 2006, respectively.  Prior to 2007, all intangible amortization expense was included in Cost of Sales.  Intangible amortization expense included in Selling, General and Administrative Expenses related to the customer lists and non-compete agreements acquired in 2008 and 2007 was $3.9 million and $1.0 million, respectively.  Annual intangible amortization expense is estimated to be $10.0 million for 2009, $9.5 million for 2010, $9.4 million for 2011, $9.3 million for 2012 and $8.5 million for 2013.

The change in trademarks and tradenames during 2008 is as follows (in thousands):

Balance at December 28, 2007	$32,582
Acquired in 2008	3,514
Foreign currency translation	34
Balance at January 2, 2009	$36,130

The Company is currently performing a review of its market strategy to determine the best use of its “non-Greatbatch” tradenames, including those acquired with its recent acquisitions.  The outcome of this review, which is expected to be completed in 2009, may impact the useful lives of the Company’s “non-Greatbatch” tradenames which had a value of $20.3 million as of January 2, 2009.

The change in goodwill during 2008 is as follows (in thousands):

	IMC	Electrochem	Total
Balance at December 28, 2007	$238,810	$9,730	$248,540
Adjustments to goodwill related to 2007 acquisitions	(118)	213	95
Goodwill recorded for 2008 acquisitions	53,760	-	53,760
Foreign currency translation	(174)	-	(174)
Balance at January 2, 2009	$292,278	$9,943	$302,221

7.   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities are comprised of the following (in thousands):

	January 2,	December 28,
	2009	2007
Salaries and benefits	$11,757	$10,655
Profit sharing and bonuses	14,860	13,669
Warranty	1,395	1,454
Other	12,485	5,197
Total	$40,497	$30,975

8.   DEBT

Long-term debt is comprised of the following (in thousands):

	January 2,	December 28,
	2009	2007
Revolving line of credit	$132,000	$-
2.25% convertible subordinated notes I, due 2013	30,450	52,218
2.25% convertible subordinated notes II, due 2013	197,782	197,782
Unamortized discount	(7,312)	(8,802)
Total long-term debt	$352,920	$241,198

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

The Credit Facility contains limitations on the incurrence of indebtedness, limitations on the incurrence of liens and licensing of intellectual property, limitations on investments and restrictions on certain payments.  Except to the extent paid for by the common equity of Greatbatch or paid for out of cash on hand, the Credit Facility limits the amount paid for acquisitions in total to $100 million.  The restrictions on payments, among other things, limit repurchases of Greatbatch’s stock to $60 million and the ability of the Company to make cash payments upon conversion of CSN II (as defined below) and dividends.  These limitations can be waived upon the Company’s request and approval of a simple majority of the lenders.  Such waiver was obtained in order to fund the Precimed acquisition and repurchase the Company’s convertible subordinated notes in 2008.

The Credit Facility also requires the Company to maintain a ratio of adjusted EBITDA, as defined in the credit agreement, to interest expense of at least 3.00 to 1.00, and a total leverage ratio, as defined in the credit agreement, of not greater than 5.00 to 1.00 from May 22, 2007 through September 29, 2009 and not greater than 4.50 to 1.00 from September 30, 2009 and thereafter.  As of January 2, 2009, the Company was in compliance with the required covenants.

The Credit Facility contains customary events of default.  Upon the occurrence and during the continuance of an event of default, a majority of the lenders may declare the outstanding advances and all other obligations under the Credit Facility immediately due and payable.

In connection with the Company’s acquisition of Precimed and the Chaumont Facility, the Company borrowed $117 million under its revolving line of credit in the first quarter of 2008.  The Company borrowed an additional net $15.0 million under the revolving line of credit since that time in order to fund the repurchase of CSN I as discussed below.  The weighted average interest rate on these borrowings as of January 2, 2009, which does not include the impact of the interest rate swaps described below, was 3.8%.  Interest rates reset based upon the six-month ($105 million), three-month ($8 million), two-month ($13 million) and one-month ($6 million) LIBOR rate.  Based upon current capital needs, management does not anticipate making significant principal payments on the revolving line of credit within the next twelve months.  As of January 2, 2009, the Company had $103 million available under its revolving line of credit.  The carrying amount of credit facility borrowings approximates their fair values at January 2, 2009 given their variable interest rates.

Interest Rate Swaps – During 2008, the Company entered into three receive floating-pay fixed interest rate swaps indexed to the six-month LIBOR rate.  The objective of these swaps is to hedge against potential changes in cash flows on the Company’s outstanding revolving line of credit, which is also indexed to the six-month LIBOR rate.  No credit risk was hedged.  The receive variable leg of the swaps and the variable rate paid on the revolving line of credit bear the same rate of interest, excluding the credit spread, and reset and pay interest on the same dates.  The Company intends to continue electing the six-month LIBOR as the benchmark interest rate on the debt being hedged.  If the Company repays the debt it intends to replace the hedged item with similarly indexed forecast cash flows.  Information regarding the Company’s outstanding interest rate swaps is as follow:

						Current	Fair
					Pay	receive	value
	Type of	Notional	Start	End	fixed	floating	January 2,
Instrument	hedge	amount	date	date	rate	rate	2009
		(in thousands)					(in thousands)
Interest rate swap	Cash flow	$80,000	3/5/2008	7/7/2010	3.09%	3.14%	$(1,484)
Interest rate swap	Cash flow	18,000	12/18/2008	12/18/2010	2.00%	2.17%	-
Interest rate swap	Cash flow	50,000	7/7/2010	7/7/2011	2.16%	6M LIBOR	90
		$148,000			2.64%		$(1,394)

The estimated fair value of the interest rate swap agreement represents the amount the Company expects to receive (pay) to terminate the contracts.  No portion of the change in fair value of the interest rate swaps during 2008 was considered ineffective.  The amount recorded as an offset to interest expense in 2008 related to the interest rate swaps was $0.4 million.

Convertible Subordinated Notes - In May 2003, the Company completed a private placement of $170 million of 2.25% convertible subordinated notes, due 2013 (“CSN I”).  In November 2003, the Company had a registration statement with the SEC declared effective with respect to these notes and the underlying common stock.

In March 2007, the Company entered into separate, privately negotiated agreements to exchange $117.8 million of CSN I for an equivalent principal amount of a new series of 2.25% convertible subordinated notes due 2013 (“CSN II”) (collectively the “Exchange”) at a 5% discount.  The primary purpose of the Exchange was to eliminate the June 15, 2010 call and put option that is included in the terms of CSN I.  In connection with the Exchange, the Company issued an additional $80 million aggregate principal amount of CSN II at a price of $950 per $1,000 of principal.  In June 2007, the Company had a registration statement with the SEC declared effective with respect to these notes and the underlying common stock.  The Exchange was accounted for as an extinguishment of debt and resulted in a pre-tax gain of $4.5 million.  As a result of the extinguishment, the Company had to recapture the tax interest expense that was previously deducted on the extinguished notes.  This resulted in an additional current income tax liability of approximately $11.3 million, which was paid in 2007.  This amount was previously recorded as a non-current deferred tax liability on the balance sheet.

In December 2008 the Company entered into privately negotiated agreements under which it repurchased $21.8 million in aggregate principal amount of its outstanding CSN I at $845.38 per $1,000 of principal.  The primary purpose of this transaction was to retire the debentures, which contained a put option exercisable on June 15, 2010, at a discount.  This transaction was funded with availability under the Company’s existing line of credit.  This transaction was accounted for as an extinguishment of debt and resulted in a pre-tax gain of $3.2 million.  As a result of the extinguishment, the Company had to recapture the tax interest expense that was previously deducted on the extinguished notes.  This resulted in an additional current income tax liability of approximately $3.2 million, which will be paid in the first quarter of 2009.  This amount was previously recorded as a non-current deferred tax liability on the balance sheet.

The following is a summary of the significant terms of CSN I and CSN II:

CSN I - The notes bear interest at 2.25% per annum, payable semi-annually.  Holders may convert the notes into shares of the Company’s common stock at a conversion rate of 24.8219 shares per $1,000 of principal, subject to adjustment, before the close of business on June 15, 2013 only under the following circumstances: (1) during any fiscal quarter commencing after July 4, 2003, if the closing sale price of the Company’s common stock exceeds 120% of the $40.29 conversion price for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding fiscal quarter; (2) subject to certain exceptions, during the five business days after any five consecutive trading day period in which the trading price per $1,000 of principal for each day of such period was less than 98% of the product of the closing sale price of the Company’s common stock and the number of shares issuable upon conversion of $1,000 of principal; (3) if the notes have been called for redemption; or (4) upon the occurrence of certain corporate events.

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

The notes contain a net share settlement feature that requires the Company to pay cash for each $1,000 of principal.  Any amounts in excess of $1,000 will be settled in shares of the Company’s common stock, or at the Company’s option, cash.  The Company has a one-time irrevocable election to pay the principal amount in shares of its common stock, which it currently does not plan to exercise.

The notes are redeemable by the Company at any time on or after June 20, 2012, or at the option of a holder upon the occurrence of certain fundamental changes, as defined in the agreement.  The notes are subordinated in right of payment to all of our senior indebtedness and effectively subordinated to all debts and other liabilities of the Company’s subsidiaries.

The fair-value of the convertible subordinated notes based on recent sales prices as of January 2, 2009 and December 28, 2007 was approximately $188 million and $220 million, respectively.

Acquired Debt - Concurrently with the close of the Precimed acquisition, the Company assumed and repaid $31.6 million of long-term debt acquired. Additionally, the Company assumed a mortgage note of $2.0 million with a former owner that carried an interest rate of 3%.  The Company repaid this note in full in 2008.

Deferred Financing Fees - The following is a reconciliation of deferred financing fees for 2008 and 2007, which are included in other assets (in thousands):

Balance at December 29, 2006	$2,305
Financing costs deferred	6,632
Written-off during the year	(1,416)
Amortization during the year	(1,110)
Balance at December 28, 2007	6,411
Financing costs deferred	14
Written-off during the year	(124)
Amortization during the year	(1,307)
Balance at January 2, 2009	$4,994

9.   EMPLOYEE BENEFIT PLANS

Savings Plan - The Company sponsors a defined contribution 401(k) plan, which covers substantially all of its U.S. based employees.  The plan provides for the deferral of employee compensation under Section 401(k) and a discretionary Company match.  In 2008, 2007 and 2006, this match was $0.35 per dollar of participant deferral, up to 6% of the total compensation for each participant.  Net costs related to this defined contribution plan were $1.5 million in 2008, $1.0 million in 2007 and $0.9 million in 2006.

In addition to the above, under the terms of the 401(k) plan document there is an annual discretionary defined contribution for substantially all U.S. based employees equal to five percent of each employee’s eligible compensation.  This amount is contributed to the 401(k) plan in the form of Company stock.  Compensation cost recognized related to the defined contribution was approximately $4.4 million in 2008, $3.6 million in 2007 and $3.3 million in 2006.  As of January 2, 2009, the 401(k) Plan held 534,116 shares of Company stock and there were approximately 150,500 committed-to-be released shares for the plan, which equals the estimated number of shares to settle the liability based on the closing market price of the Company’s stock at January 2, 2009 of $26.72.

Pension Plans - In connection with the Precimed and Chaumont Facility acquisitions, the Company recorded a pension liability related to defined benefit pension plans provided to non-U.S. based employees of those businesses.  Under these plans, benefits accrue to employees based upon years of service, position, age and compensation.

Information relating to the funding position of the Company’s defined benefit pension plans as of the plans measurement date of January 2, 2009 were as follows (in thousands):

Year Ended
January 2,
2009
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$-
Projected benefit obligation acquired	14,017
Service cost	679
Interest cost	480
Plan participants' contributions	873
Actuarial loss	446
Benefits paid	(1,317)
Settlements	(1,941)
Foreign currency translation	202
Projected benefit obligation at end of year	13,439
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	-
Plan assets acquired	10,484
Employer contributions	922
Plan participants' contributions	873
Actual loss on plan assets	(2,013)
Benefits paid	(1,292)
Settlements	(1,718)
Foreign currency translation	198
Fair value of plan assets at end of year	7,454
Projected benefit obligation in excess of plan
assets at end of year	$5,985
Current portion of pension liability	$12
Noncurrent portion of pension liability	$5,973
Accumulated benefit obligation at end of year	$12,128

Amounts recognized in accumulated other comprehensive loss:
Net loss occurring during the year	$2,886
Net (gain) on settlements	(373)
Pre-tax adjustment	2,513
Taxes	(571)
Net adjustment	$1,942

Net pension cost is comprised of the following (in thousands):

Year Ended
January 2, 2009
Service cost	$679
Interest cost	480
Expected return on plan assets	(427)
Settlements	152
Recognized net actuarial gain	(4)
Net pension cost	$880

The principal actuarial assumptions used were as follows:

Year Ended
January 2, 2009
Discount rate	3.0%
Salary growth	2.5%
Expected rate of return on plan assets	4.0%
Long-term inflation rate	1.5%

The discount rate used is based on the yields of foreign government bonds with a duration matching the duration of the liabilities plus approximately 50 basis points to reflect the risk of investing in corporate bonds.  The expected rate of return on plan assets reflects long-term earnings expectations on existing plan assets and those contributions expected to be received during the current plan year.  In estimating that rate, appropriate consideration was given to historical returns earned by plan assets in the fund and the rates of return expected to be available for reinvestment.  Rates of return were adjusted to reflect current capital market assumptions and changes in investment allocations.  Equity securities and fixed income securities were assumed to earn a return in the range of 6% to 7% and 2% to 3%, respectively.  When these overall return expectations are applied to the pension plan’s target allocation, the expected rate of return is determined to be 4.0%.

The weighted average asset allocation as of the valuation date was as follows:

Asset Category:	Target	Actual
Bonds	60%	47%
Equity	25%	20%
Other	15%	33%

	100%	100%

This allocation is consistent with the Company’s goal of diversifying the pension plans assets in order to preserve capital while achieving investment results that will contribute to the proper funding of pension obligations and cash flow requirements.

Estimated benefit payments over the next ten years are as follows (in thousands):

2009	$703
2010	753
2011	837
2012	952
2013	1,058
2014-2018	5,549

Education Assistance Program - The Company reimburses tuition, textbooks and laboratory fees for college or other job related programs for all of its U.S. based employees.  The Company also reimburses college tuition for the dependent children of its full-time U.S. based employees.  For certain employees, the dependent children benefit vests on a straight-line basis over ten years.  Minimum academic achievement is required in order to receive reimbursement under both programs.  Aggregate expenses under the programs were approximately $1.3 million, $1.5 million and $1.2 million in 2008, 2007 and 2006, respectively.

10.   STOCK-BASED COMPENSATION

Compensation costs related to share-based payments totaled $6.8 million, $5.7 million and $6.4 million for 2008, 2007 and 2006, respectively.  These amounts included accelerated vesting expense for certain retirement-eligible employees of $0.01 million, $0.1 million and $2.4 million, respectively, and modification expense of $0.05 million, $0.6 million and $0.3 million, respectively.  This modification expense relates to the Company’s adoption of executive retirement guidelines in 2005 for senior level executives and the extension of the exercise period after termination for all outstanding stock options of its former Chief Executive Officer in 2006.  Stock-based compensation expense included in the Consolidated Statements of Cash Flows includes costs recognized for stock options, restricted stock, restricted stock units and the annual share contribution to the 401(k) Plan. See Note 9 – “Employee Benefit Plans.”

Proceeds from the exercise of stock options under stock option plans are credited to common stock at par value and the excess is credited to additional paid-in capital.  A portion of the Company’s granted options qualify as incentive stock options (“ISO”) for income tax purposes.  As such, a tax benefit is not recorded at the time the compensation cost related to the options is recorded for book purposes due to the fact that an ISO does not ordinarily result in a tax benefit unless there is a disqualifying disposition.  Stock option grants of non-qualified options result in the creation of a deferred tax asset, which is a temporary difference, until the time that the option is exercised.  Due to the treatment of incentive stock options for tax purposes, the Company’s effective tax rate from year to year is subject to variability.

Stock-based compensation expense is only recorded for those awards that are expected to vest.  Forfeiture estimates for determining appropriate stock-based compensation expense are estimated at the time of grant based on historical experience and demographic characteristics.  Revisions are made to those estimates in subsequent periods if actual forfeitures differ from estimated forfeitures.  A 9% annual forfeiture rate estimate was used for the stock-based compensation expense recorded during 2008, 2007 and 2006 unless it was certain that the awards would vest (i.e. retirement eligible employees, awards that immediately vest).  In those instances, a 0% forfeiture rate was used.

Summary of Plans

The Company’s 1997 Stock Option Plan (‘‘1997 Plan’’) authorized the issuance of up to 480,000 shares of nonqualified and incentive stock options to purchase the Company’s common stock, subject to the terms of the plan.  The 1997 Plan has been frozen to any new stock option issuances.

The Company’s 1998 Stock Option Plan (‘‘1998 Plan’’) authorized the issuance of up to 1,220,000 shares of nonqualified and incentive stock options to purchase the Company’s common stock, subject to the terms of the plan.  The 1998 Plan has been frozen to any new stock option issuances.

The Company’s 2002 Restricted Stock Plan (“2002 Plan”) authorized the issuance of stock awards to employees.  The number of shares that were reserved for issuance under the plan could not exceed 200,000.  The 2002 Plan has been frozen to any new stock award issuances.

The Company has a stock option plan that provides for the issuance of nonqualified stock options to Non-Employee Directors (“Director Plan”).  The Director Plan authorized the issuance of up to 100,000 shares of nonqualified stock options to purchase the Company’s common stock.  The Director Plan has been frozen to any new stock option issuances.

The Company’s 2005 Stock Incentive Plan (“2005 Plan”), as amended, authorizes the issuance of up to 2,450,000 shares of equity incentive awards including nonqualified and incentive stock options, restricted stock, restricted stock units, stock bonuses and stock appreciation rights subject to the terms of the 2005 Plan.  The 2005 Plan has a sub-limit that limits the amount of restricted stock, restricted stock units and stock bonuses that may be awarded in the aggregate to 850,000 shares of the 2,450,000 shares authorized by the 2005 Plan.

As of January 2, 2009, 436,050 shares were available for future grants of stock options, stock appreciation rights, restricted stock, restricted stock units or stock bonuses under the 2005 Plan.

Stock Options

Stock options granted generally vest over a four to five year period.  The stock options expire 10 years from the date of grant.  Stock options are granted at exercise prices equal to or greater than the fair value of the Company’s common stock on the date of grant.  Performance-based stock options only vest if certain performance metrics are achieved.  The performance metrics generally cover a three-year performance period beginning in the year of grant and include the achievement of revenue, adjusted operating earnings and adjusted operating cash flow targets.

Intrinsic value is calculated for in-the-money options (exercise price less than market price) outstanding and/or exercisable as the difference between the market price of our common shares as of January 2, 2009 ($26.72) and the weighted average exercise price of the underlying options, multiplied by the number of options outstanding and/or exercisable.

The following tables summarize stock option activity related to the Company’s time-vested and performance-vested stock options:

	Number of time-vested stock options	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value
			(in years)	(in millions)
Outstanding at December 30, 2005	1,211,350	$23.09
Granted	299,617	24.86
Exercised	(153,339)	12.47
Forfeited or Expired	(71,970)	25.53

Outstanding at December 29, 2006	1,285,658	24.64
Granted	230,477	25.11
Exercised	(138,667)	19.04
Forfeited or Expired	(76,301)	29.32

Outstanding at December 28, 2007	1,301,167	25.04
Granted	452,964	20.21
Exercised	(131,100)	16.85
Forfeited or Expired	(124,737)	25.21

Outstanding at January 2, 2009	1,498,294	$24.28	6.8	$5.4
Expected to Vest at January 2, 2009	1,425,373	$24.30	6.8	$5.3
Exercisable at January 2, 2009	1,068,582	$25.09	6.1	$3.4

	Number of performance- vested stock options	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value
			(in years)	(in millions)
Outstanding at December 30, 2005	185,810	$23.60
Granted	183,648	22.38
Exercised	(7,266)	23.60
Forfeited or Expired	(21,321)	22.96

Outstanding at December 29, 2006	340,871	22.98
Granted	146,231	29.65
Exercised	(2,635)	22.38
Forfeited or Expired	(41,612)	24.17

Outstanding at December 28, 2007	442,855	25.08
Granted	417,888	21.88
Exercised	-	-
Forfeited or Expired	(62,179)	22.24

Outstanding at January 2, 2009	798,564	$23.62	8.6	$2.9
Expected to Vest at January 2, 2009	557,479	$23.65	9.0	$2.1
Exercisable at January 2, 2009	145,649	$23.60	6.4	$0.5

The following table provides certain information relating to the exercise of stock options (in thousands):

	Year Ended
	January 2,	December 28,	December 29,
	2009	2007	2006

Intrinsic value	$974	$1,338	$2,120
Cash received	2,210	2,699	2,082
Tax benefit realized	313	292	236

As of January 2, 2009, $7.8 million of unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average period of approximately 3 years.  Shares are distributed from the Company’s authorized but unissued reserve upon the exercise of stock options or treasury stock if available.  The Company does not intend to purchase treasury shares to fund the future exercises of stock options.

Fair Value
The Company utilizes the Black-Scholes Option Pricing Model to determine the fair value of stock options under SFAS No. 123(R).  Management is required to make certain assumptions with respect to selected model inputs, including anticipated changes in the underlying stock price (i.e. expected volatility) and option exercise activity (i.e. expected life).  Expected volatility is based on the historical volatility of the Company’s stock over the most recent period commensurate with the estimated expected life of the stock options.  The expected life of options granted, which represents the period of time that the options are expected to be outstanding, is based on historical data.  The expected dividend yield is based on the Company’s history and expectation of dividend payouts.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period commensurate with the estimated expected life.  If factors change and result in different assumptions in the application of SFAS No. 123(R) in future periods, the stock option expense that the Company records for future grants may differ significantly from what the Company has recorded in the current period.

The weighted-average fair value and assumptions used to value options granted are as follows:

	Year Ended
	January 2,	December 28,	December 29,
	2009	2007	2006
Weighted-average fair value	$8.38	$11.84	$10.85
Risk-free interest rate	2.91%	4.52%	4.74%
Expected volatility	39%	40%	42%
Expected life (in years)	5	5	5
Expected dividend yield	0%	0%	0%

Restricted Stock and Restricted Stock Units

Time-vested restricted stock and restricted stock unit awards granted typically vest 50% on the second fiscal year-end from the date of the award and 25% on the third and fourth fiscal year-ends from the date of the award.  Performance-vested restricted stock vests upon the achievement of certain annual diluted earnings per share targets by the Company, or the seventh anniversary date of the award.
The following table summarizes restricted stock and restricted stock unit activity related to the Company’s plans:

		Weighted average
	Activity	fair value
Nonvested at December 30, 2005	93,956	$22.46
Shares granted (1)	145,126	23.25
Shares vested	(25,911)	20.00
Shares forfeited	(9,015)	22.63

Nonvested at December 29, 2006	204,156	23.32
Shares granted	122,031	27.17
Shares vested	(36,435)	23.56
Shares forfeited	(7,618)	23.30

Nonvested at December 28, 2007	282,134	24.96
Shares granted	142,441	20.08
Shares vested	(194,269)	24.04
Shares forfeited	(22,541)	21.39

Nonvested at January 2, 2009 (2)	207,765	$22.86

(1)	Includes 50,879 performance-vested restricted stock units which vested in January 2008.
(2)	Includes 24,000 performance-vested restricted stock with a weighted average grant date fair value of $23.07 per share.

The fair value of restricted stock and restricted stock units is equal to the fair value of the Company’s stock on the date of grant.  The realized tax benefit from the vesting of restricted stock and restricted stock units was $0.04 million, $0.03 million and $0.05 for 2008, 2007 and 2006, respectively.  As of January 2, 2009, there was $3.6 million of total unrecognized compensation cost related to the restricted stock and restricted stock unit awards.  That cost is expected to be recognized over a weighted-average period of approximately 2 years.

11.   OTHER OPERATING EXPENSES

Other operating expenses, net in the Company’s Consolidated Statements of Operations and Comprehensive Income are comprised of the following (in thousands):

	Year ended
	January 2,	December 28,	December 29,
	2009	2007	2006
(a) 2005 & 2006 facility shutdowns and consolidations	$663	$4,697	$10,985
(b) 2007 & 2008 facility shutdowns and consolidations	8,347	531	-
(c) Integration costs	5,369	-	-
(d) Asset dispositions and other	199	96	6,073
	$14,578	$5,324	$17,058

(a) 2005 & 2006 facility shutdowns and consolidations - Beginning in the first quarter of 2005 and ending in the second quarter of 2006 the Company consolidated its medical capacitor manufacturing operations in Cheektowaga, NY, and its implantable medical battery manufacturing operations in Clarence, NY, into its advanced power source manufacturing facility in Alden, NY (“Alden Facility”).  The Company also consolidated its capacitor research, development and engineering operations from its Cheektowaga, NY facility into its technology center in Clarence, NY.

In the first quarter of 2005, the Company announced its intent to close its Carson City, NV facility and consolidate the work performed at that facility into its Tijuana, Mexico facility.  This consolidation project was completed in the third quarter of 2007.

In the fourth quarter of 2005, the Company announced its intent to close its Columbia, MD facility (“Columbia Facility”) and Fremont, CA Advanced Research Laboratory (“ARL”).  The Company also announced that the manufacturing operations at its Columbia Facility will be moved into its Tijuana Facility and that the research, development and engineering and product development functions at its Columbia Facility and at ARL will relocate to its technology center in Clarence, NY.  The ARL portion of this consolidation project was completed in the fourth quarter of 2006.  The Columbia Facility portion of this consolidation project was completed in the third quarter of 2008.

During the fourth quarter of 2006, the Company completed a plan for consolidating its corporate and business unit organization structure.  A significant portion of the annual savings from this initiative was reinvested into research & development activities and business growth opportunities.

The total cost of these projects was $24.7 million, which was incurred from 2005 to 2008, and included the following:

•	Severance and retention - $7.4 million;
•	Production inefficiencies, moving and revalidation - $4.6 million;
•	Accelerated depreciation and asset write-offs - $1.1 million;
•	Personnel - $8.4 million; and
•	Other - $3.2 million.

All categories of costs were considered to be cash expenditures, except accelerated depreciation and asset write-offs.  Approximately $23.6 million of these expenses for the facility shutdowns and consolidations were included in the IMC business segment, $0.1 million in the Electrochem segment (2006) and $1.0 million was recorded in unallocated operating expenses (2006).  As of January 2, 2009, $0.08 million of accrued consolidation expenses relate to the IMC business segment.

Accrued liabilities related to the 2005 & 2006 facility shutdowns and consolidations are comprised of the following (in thousands):

	Severance and retention	Production inefficiencies, moving and revalidation	Personnel	Other	Total
Balance, December 29, 2006	$4,704	$-	$-	$-	$4,704
Restructuring charges	1,405	1,037	1,678	577	4,697
Cash payments	(3,959)	(1,037)	(1,678)	(577)	(7,251)
Balance, December 28, 2007	$2,150	$-	$-	$-	$2,150

Restructuring charges	159	42	184	278	663
Cash payments	(2,234)	(42)	(184)	(278)	(2,738)
Balance, January 2, 2009	$75	$-	$-	$-	$75

(b) 2007 & 2008 facility shutdowns and consolidations - In the first quarter of 2007, the Company announced that it will close its current Electrochem manufacturing facility in Canton, MA and construct a new 81,000 square foot replacement facility in Raynham, MA.  This initiative is not cost savings driven but capacity driven for the Electrochem group.

In the second quarter of 2007, the Company announced that it will consolidate its corporate offices in Clarence, NY into its existing research and development center also in Clarence, NY after an expansion of that facility was complete.  This expansion and relocation was completed in the third quarter of 2008.

During the second and third quarters of 2008, the Company reorganized and consolidated various general & administrative and research & development functions throughout the organization in order to optimize those resources with the businesses it acquired in 2007 and 2008.

In the second half of 2008, the Company ceased manufacturing at its facility in Suzhou, China, which was acquired from EAC, and closed its leased manufacturing facility in Orchard Park, NY, which was acquired from IntelliSensing, LLC.  Additionally, the Company consolidated its Saignelegier, Switzerland manufacturing facility, which was acquired from Precimed.  The operations of these facilities were relocated to existing facilities which have excess capacity.  The facility in China is expected to be used as a procurement office in 2009.

In the fourth quarter of 2008, management of the Company approved a plan for the closure of its Teterboro, New Jersey (Electrochem manufacturing), Blaine, Minnesota (Vascular Access manufacturing) and Exton, Pennsylvania (Orthopedics corporate office) facilities.  The operations at these facilities will be moved to other existing facilities with excess capacity.

The above initiatives are expected to be completed over the next twelve months.  The total cost for these facility shutdowns and consolidations is expected to be approximately $13.5 million to $15.0 million of which $8.9 million has been incurred through January 2, 2009.

The major categories of costs include the following:

•	Severance and retention - $4.3 million to $4.6 million;
•	Production inefficiencies, moving and revalidation - $2.4 million to $2.7 million;
•	Accelerated depreciation and asset write-offs - $4.1 million to $4.4 million;
•	Personnel - $1.2 million to $1.5 million; and
•	Other - $1.5 million to $1.8 million.

All categories of costs are considered to be cash expenditures, except accelerated depreciation and asset write-offs.  For 2008, costs of $5.0 million are included in the IMC business segment.  For 2008 and 2007, costs of $3.3 million and $0.5 million, respectively, are included in the Electrochem business segment.  As of January 2, 2009 and December 28, 2007, $0.4 million and $0.6 million of accrued consolidation expenses relate to the IMC business segment, respectively.  As of January 2, 2009, $0.2 million of accrued consolidation expenses relate to the Electrochem business segment.

Accrued liabilities related to the 2007 & 2008 facility shutdowns and consolidations are comprised of the following (in thousands):

	Severance and retention	Production inefficiencies, moving and revalidation	Accelerated depreciation/ asset write offs	Personnel	Other	Total
Balance, December 29, 2006	$570	$-	$-	$-	$-	$570
Restructuring charges	-	-	531	-	-	531
Write-offs	-	-	(531)	-	-	(531)
Cash payments	-	-	-	-	-	-
Balance, December 28, 2007	$570	$-	$-	$-	$-	$570

Restructuring charges	2,661	2,074	2,978	82	552	8,347
Write-offs	-	-	(2,978)	-	-	(2,978)
Cash payments	(2,637)	(2,074)	-	(82)	(552)	(5,345)
Balance, January 2, 2009	$594	$-	$-	$-	$-	$594

As a result of these consolidation initiatives, during 2008 two facilities classified as held and used and held for sale in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Asset, were determined to be impaired.  Accordingly, these facilities, which had a carrying amount of $5.1 million, were written down to their fair value of $3.4 million.  This resulted in an impairment charge of $1.7 million, which was included in other operating expense.

(c) Integration costs.  For 2008, the Company incurred costs related to the integration of the companies acquired in 2007 and 2008.  The integration initiatives include the implementation of the Oracle ERP system, training and compliance with Company policies as well as the implementation of lean manufacturing and six sigma initiatives.  The expenses are primarily for consultants, relocation and travel costs that will not be required after the integrations are completed.

(d) Asset dispositions and other.  During 2008 and 2007, the Company had various asset disposals which were partially offset by insurance proceeds received on previously disposed assets.

During 2006, the Company recorded a loss of $4.4 million related to the write-off of a battery test system that was under development.  Upon completion of the Company’s engineering and technical evaluation, it was determined that the system could not meet the required specifications in a cost effective manner.  This charge was included in the IMC business segment.  The remaining expense for 2006 includes charges for various asset dispositions and $0.8 million for professional fees related to a potential acquisition that was no longer considered probable.

12.   INCOME TAXES

The U.S. and international components of income (loss) before provision for income taxes were as follows (in thousands):

	Year Ended
	January 2,	December 28,	December 29,
	2009	2007	2006

U.S.	$32,732	$27,773	$22,805
International	(5,429)	915	729
Income (loss) before provision for income taxes	$27,303	$28,688	$23,534

The provision (benefit) for income taxes was comprised of the following (in thousands):

	Year Ended
	January 2,	December 28,	December 29,
	2009	2007	2006

Current:
Federal	$5,860	$17,661	$2,457
State	693	592	142
International	520	320	(79)
	7,073	18,573	2,520
Deferred:
Federal	5,399	(4,738)	5,040
State	(692)	(25)	57
International	(3,036)	(172)	(209)
	1,671	(4,935)	4,888

Provision for income taxes	$8,744	$13,638	$7,408

The provision for income taxes differs from the U.S. statutory rate due to the following:

	Year Ended
	January 2,	December 28,	December 29,
	2009	2007	2006
Statutory rate	35.0%	35.0%	35.0%
Swiss tax holiday	(5.7)	0.0	0.0
Federal tax credits	(3.3)	(4.9)	(1.8)
Foreign rate differential	3.0	0.8	(0.7)
In-process research and development	2.3	16.9	0.0
State taxes, net of federal benefit	(0.7)	1.9	(0.1)
Valuation allowance	0.7	(0.6)	0.7
Extraterritorial income exclusion	0.0	(0.2)	(3.8)
Other	0.7	(1.4)	2.2
Effective tax rate	32.0%	47.5%	31.5%

During the second quarter of 2008, the Company received a nine year tax holiday (i.e. reduction in tax rate) from the Canton of Bern, Switzerland, beginning in 2009.  This resulted in a one time reduction of the Swiss deferred tax liabilities of approximately $1.5 million, which is reflected in the 2008 effective tax rate.  The tax holiday was granted based upon projections of future capital investment and employment levels in the Canton of Bern.  These projections are subject to periodic review by the governmental and tax authorities.  If these projections are not met, part or all of the tax holiday may be revoked.  If part or all of the tax holiday were revoked, a portion (or all) of the tax benefit recognized in 2008 would be reversed.  The Company also negotiated a tax holiday with the Swiss federal authorities, although this tax holiday is contingent on certain conditions that have not yet been met.  As such, this tax holiday will not be recorded until the conditions have been satisfied.

In 2008, 2007 and 2006, 131,100, 141,302, and 92,693 shares of common stock, respectively, were issued through the exercise of non-qualified stock options or through the disqualifying disposition of ISO’s.  The amount of  the tax benefit to the Company from these transactions, which is credited to additional paid-in capital rather than recognized as a reduction of income tax expense, was $0.3 million, $0.3 million, and $0.2 million in 2008, 2007 and 2006, respectively.  These tax benefits have also been recognized in the consolidated balance sheet as a reduction of current income taxes payable.

Deferred tax assets (liabilities) consist of the following (in thousands):

	Year Ended
	January 2,	December 28,
	2009	2007
Tax credits	5,307	5,090
Net operating loss carryforwards	3,633	1,691
Inventories	4,904	3,634
Accrued expenses	3,110	2,636
Stock-based compensation	4,790	3,465
Other	1,374	-
Gross deferred tax assets	23,118	16,516
Less valuation allowance	(4,485)	(3,969)
	18,633	12,547
Property, plant and equipment	$(4,233)	$(3,129)
Intangible assets	(37,020)	(28,976)
Convertible subordinated notes	(11,658)	(9,129)
Other	-	(190)
Gross deferred tax liabilities	(52,911)	(41,424)
Net deferred tax liability	$(34,278)	$(28,877)

Presented as follows:
Current deferred tax asset	$8,086	$6,469
Noncurrent deferred tax asset	1,942	-
Noncurrent deferred tax liability	(44,306)	(35,346)
Total net deferred tax liability	$(34,278)	$(28,877)

As of January 2, 2009, the Company has the following carryforwards available:

	Tax			Begin to
Jurisdiction	attribute	Amount		Expire
U.S.	Net Operating Loss	$4.6 million	(1)	2022
Switzerland	Net Operating Loss	7.6 million	(1)	2011
State	Net Operating Loss	8.0 million	(1)	Various
Federal	R&D Credit	0.8 million	(1)	2025
State	R&D Credit	0.3 million	(1)	Various
State	Investment Tax Credit	4.3 million		Various

(1) These tax attributes were acquired primarily as part of the Enpath acquisition in 2007 and the Precimed acquisition in 2008.  The utilization of the net operating losses and credits is subject to an annual limitation under Internal Revenue Code Section 382.

Certain federal and state net operating loss carryforwards and tax credits per the income tax returns filed included uncertain tax positions taken in prior years.  Due to the application of FIN 48, the actual tax attributes are larger than the net operating losses and tax credits for which a deferred tax asset is recognized for financial statement purposes.

In assessing the realizability of deferred tax assets, management considers, within each taxing jurisdiction, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.  Based on the consideration of the weight of both positive and negative evidence, management has determined that a portion of the deferred tax assets as of January 2, 2009 related to certain state investment tax credits and net operating losses will not be realized.

The Company files annual income tax returns in the U.S., various state and local jurisdictions, and in various foreign jurisdictions.  A number of years may elapse before an uncertain tax position, for which we have unrecognized tax benefits, is examined and finally settled.  While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, we believe that our unrecognized tax benefits reflect the most probable outcome.  The Company adjusts these unrecognized tax benefits, as well as the related interest, in light of changing facts and circumstances.  The resolution of a matter could be recognized as an adjustment to the provision for income taxes and the effective tax rate in the period of resolution.

Below is a summary of changes to the unrecognized tax benefit (in thousands):

	Year Ended
	January 2,	December 28,
	2009	2007
Balance, beginning of year	$1,678	$1,787
Additions based upon tax positions related to the current year	699	110
Additions recorded as part of purchase accounting	3,979	280
Reductions related to prior period tax positions	(373)	(481)
Reductions relating to settlements with tax authorities	(233)	-
Reductions as a result of a lapse of the applicable
statute of limitations	(64)	(18)
Balance, end of year	$5,686	$1,678

The tax years that remain open and subject to tax audits varies depending on the tax jurisdiction.  During 2008, the IRS began their review of the Company’s 2006 and 2007 U.S. income tax returns and it is still in process.  The 2005, 2006 and 2007 tax years remain open for examination.  In addition, the state of Massachusetts began an audit of the 2004-2006 tax years of the Company and the state of New York completed its examination of the 2002-2005 tax years.  Finally, the 2004-2007 Swiss tax returns were selected for review and this examination was completed in early 2009.

It is reasonably possible that a reduction in the range of $0.8 million to $2.1 million of the balance of unrecognized tax benefits may occur within the next 12 months as a result of potential settlements with taxing authorities and the lapse of the statute of limitations.  As of the end of 2008, approximately $4.0 million of unrecognized tax benefits would favorably impact the effective tax rate (net of federal benefit on state issues), if recognized.

13.   COMMITMENTS AND CONTINGENCIES

Litigation – The Company is a party to various legal actions arising in the normal course of business.  While the Company does not believe, except as indicated below, that the ultimate resolution of any such pending actions will have a material adverse effect on its results of operations, financial position or cash flows, litigation is subject to inherent uncertainties.  If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact in the period in which the ruling occurs.

As previously reported, on June 12, 2006, Enpath was named as defendant in a patent infringement action filed by Pressure Products Medical Supplies, Inc. (“Pressure Products”) in which Pressure Products alleged that Enpath’s FlowGuard™ valved introducer, which has been on the market for more than three years, and Enpath’s ViaSeal™ prototype introducer, which has not been sold, infringes claims in Pressure Products patents.  After trial, a jury found that Enpath infringed the Pressure Products patents, but not willfully, and awarded damages in the amount of $1.1 million. Enpath has appealed the final judgment to the U.S. Court of Appeals for the Federal Circuit.  As a result of a post-trial motion and pending the appeal, Enpath is permitted to continue to sell FlowGuard™ provided that Enpath pays into an escrow fund a royalty of between $1.50 and $2.25 for each sale of a FlowGuard™ valved introducer.  The amount accrued as escrow during 2008 was $0.5 million.  During 2008, the Company incurred $4.5 million of costs related to this litigation.

During 2002, a former non-medical customer commenced an action alleging that Greatbatch had used proprietary information of the customer to develop certain products.  We have meritorious defenses and are vigorously defending the matter.  The potential risk of loss is up to $1.7 million.

License agreements - The Company is a party to various license agreements through 2018 for technology that is utilized in certain of its products.  The most significant of these is an agreement to license the basic technology used for wet tantalum capacitors in the IMC segment.  The Company is required to pay royalties based on agreed upon terms through August 2014.  Expenses related to license agreements were $3.0 million, $2.1 million and $1.5 million, for 2008, 2007 and 2006, respectively.

Product Warranties - The change in the aggregate product warranty liability was comprised of the following (in thousands):

	Year Ended
	January 2,	December 28,
	2009	2007
Beginning balance	$1,454	$1,993
Warranty reserves acquired	142	158
Additions to warranty reserve	1,185	945
Warranty claims paid	(1,386)	(1,642)
Ending balance	$1,395	$1,454

Operating Leases - The Company is a party to various operating lease agreements for buildings, equipment and software.  The Company incurred operating lease expense of $3.8 million, $2.2 million, and $2.3 million, in 2008, 2007 and 2006, respectively.  Minimum future annual operating lease payments are $2.9 million in 2009; $1.8 million in 2010; $1.5 million in 2011; $1.4 million in 2012; $1.4 million in 2013 and $2.0 million thereafter.  The Company primarily leases buildings, which accounts for the majority of the future lease payments.  Lease expense includes the effect of escalation clauses and leasehold improvement incentives which are accounted for ratably over the lease term.

Workers’ Compensation Trust – In Western New York, the Company is a member of a group self-insurance trust that provides workers’ compensation benefits to eligible employees of the Company and other group member employers.  For locations outside of Western New York, the Company utilizes traditional insurance relationships to provide workers’ compensation benefits.  Under the terms of the Trust, the Company makes annual contributions to the Trust based on reported salaries paid to the employees using a rate based formula.  Based on actual experience, the Company could receive a refund or be assessed additional contributions.  For financial statement purposes, no amounts have been recorded for any refund or additional assessment since the Trust has not informed the Company of any such adjustments.  Under the trust agreement, each participating organization has joint and several liability for trust obligations if the assets of the trust are not sufficient to cover its obligation.  The Company does not believe that it has any current obligations under the joint and several liability.

Purchase Commitments - Contractual obligations for the purchase of goods or services are defined as agreements that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.  Our purchase orders are normally based on our current manufacturing needs and are fulfilled by our vendors within short time horizons.  We enter into blanket orders with vendors that have preferred pricing and terms, however these orders are normally cancelable by us without penalty.  As of January 2, 2009, the total contractual obligation related to such expenditures is $16.4 million and will be financed by existing cash and cash equivalents or cash generated from operations.  We also enter into contracts for outsourced services; however, the obligations under these contracts were not significant and the contracts generally contain clauses allowing for cancellation without significant penalty.

Foreign Currency Contract - In December 2007, the Company entered into a forward contract to purchase 80,000,000 CHF, at an exchange rate of 1.1389 CHF per one U.S. dollar, in order to partially fund the acquisition of Precimed, which closed in January 2008 and was payable in Swiss Francs.  In January 2008, the Company entered into an additional forward contract to purchase 20,000,000 CHF at an exchange rate of 1.1156 per one U.S. dollar.  The Company entered into a similar foreign exchange contract in January 2008 in order to fund the acquisition of the Chaumont Facility, which closed in February 2008 and was payable in Euros.  The net result of the above transactions was a gain of $2.4 million, $1.6 million of which was recorded in 2008.

2009 Foreign Currency Contract (Unaudited) - In February 2009, the Company entered into a forward contract to purchase 10 million Mexican pesos per month from March 2009 to December 2009 at an exchange rate of 14.85 pesos per one U.S. dollar.  This contract was entered into in order to hedge the risk of peso denominated payments associated with the operations at the Company’s Tijuana, Mexico facility.  This contract will be accounted for as a cash flow hedge.

Capital Expenditures – During 2007, the Company commenced the construction of a new 81,000 square foot facility in Raynham, MA related to the Electrochem expansion.  The facility officially opened in August 2008.   Additionally in 2007, construction began on the expansion of our corporate headquarters.  This project was completed in July 2008.  The contractual obligations at January 2, 2009 for construction of facilities and other miscellaneous capital projects are $1.7 million and will be financed by cash and cash equivalents on hand, or from cash flows from operations.

14.   FAIR VALUE MEASUREMENTS

The following table provides information regarding financial assets and liabilities measured at fair value in the Company’s Consolidated Balance Sheet as of January 2, 2009 (in thousands):

		Fair value measurements using
		Quoted
		prices in
		active
		markets	Significant
		for	other	Significant
	At	identical	observable	unobservable
	January 2,	assets	inputs	inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Assets
Interest rate swaps	$90	$-	$90	$-
Liabilities
Interest rate swap	$1,484	$-	$1,484	$-

Interest rate swaps - The fair value of the Company’s interest rate swaps are obtained from an independent pricing service that utilizes cash flow models with observable market data inputs to estimate fair value.  These observable market data inputs include LIBOR and swap rates, and credit spread curves.  The Company’s interest rate swaps are categorized in Level 2 of the fair value hierarchy.

Other financial assets and liabilities measured at fair value:

Convertible subordinated notes - The fair value of the Company’s convertible subordinated notes disclosed in Note 8 – “Debt” were determined based upon recent third-party transactions for the Company’s notes in an inactive market.  The Company’s convertible subordinated notes are categorized in Level 2 of the fair value hierarchy.

Pension plan assets - The fair value of the Company’s pension plan assets disclosed in Note 9 - “Employee Benefit Plans” and used to determine our pension liability are obtained from an independent pricing service that utilizes multidimensional relational models with observable market data inputs to estimate fair value.  These observable market data inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers and reference data.  The Company’s pension plan assets are categorized in Level 2 of the fair value hierarchy.

15.   BUSINESS SEGMENT INFORMATION

The Company operates its business in two reportable segments – Implantable Medical Components (“IMC”) and Electrochem Solutions (“Electrochem”).  The IMC segment designs and manufactures components and devices for the CRM, Neuromodulation, Vascular Access and Orthopedic markets.  Additionally, the IMC business offers value-added assembly and design engineering services for products that incorporate IMC components.  IMC entered the Vascular Access market through its acquisition of Enpath and Quan in 2007 and the Orthopedic market through its acquisition of Precimed and the Chaumont Facility in early 2008.

Electrochem is a world leader in the design, manufacture and distribution of electrochemical cells, battery packs and wireless sensors for demanding applications in markets such as energy, security, portable medical, environmental monitoring and more.  Electrochem broadened its product portfolio through its acquisitions of EAC and IntelliSensing, LLC in 2007, and can now design and provide its customers rechargeable battery and wireless sensor systems.

The Company defines segment income from operations as sales less cost of sales including amortization and expenses attributable to segment-specific selling, general and administrative, research, development and engineering expenses, and other operating expenses.  Segment income also includes a portion of non-segment specific selling, general and administrative, and research, development and engineering expenses based on allocations appropriate to the expense categories.  The remaining unallocated operating expenses are primarily corporate headquarters and administrative function expenses.  The unallocated operating expenses along with other income and expense are not allocated to reportable segments.  Transactions between the two segments are not significant.  Segment assets are intended to correlate with invested capital.  The amounts include accounts receivable, inventories, net property, plant and equipment, amortizing intangible assets, trademark and tradenames, and goodwill.  Corporate assets consist primarily of cash, short-term investments available for sale, deferred income taxes and net property, plant and equipment for corporate headquarters.  The accounting policies of the segments are the same as those described and referenced in Note 1 “Summary of Significant Accounting Policies.”  Sales by geographic area are presented by attributing sales from external customers based on where the products are shipped.

The IMC segment results for 2008 includes $6.2 million and $2.2 million of inventory step-up amortization and IPR&D expense, respectively, related to the acquisitions in 2007 and 2008.  IMC results for 2007 includes $1.5 million and $16.1 million of inventory step-up amortization and IPR&D expense, respectively, related to the acquisitions in 2007.  Electrochem segment results for 2008 and 2007 include $0.2 million of inventory step-up amortization related to the acquisitions in 2007.

An analysis and reconciliation of the Company’s business segment and product line information to the respective information in the consolidated financial statements is as follows (in thousands):

	Year Ended
	January 2,	December 28,	December 29,
	2009	2007	2006
Sales:
IMC
CRM/Neuromodulation	$278,279	$251,426	$227,407
Vascular Access	47,415	18,396	-
Orthopedic	142,446	-	-
Total IMC sales	468,140	269,822	227,407
Electrochem	78,504	48,924	43,735
Total sales	$546,644	$318,746	$271,142

	Year Ended
	January 2,	December 28,	December 29,
	2009	2007	2006
Segment income from operations:
IMC	$49,760	$25,367	$27,860
Electrochem	9,499	9,378	12,359
Total segment income from operations	59,259	34,745	40,219
Unallocated operating expenses	(24,365)	(14,725)	(17,843)
Operating income as reported	34,894	20,020	22,376
Unallocated other income (expense)	(7,591)	8,668	1,158
Income before provision for income
taxes as reported	$27,303	$28,688	$23,534

	Year Ended
	January 2,	December 28,	December 29,
	2009	2007	2006
Depreciation and amortization:
IMC	$36,987	$19,166	$15,068
Electrochem	2,748	1,632	833
Total depreciation and amortization included
in segment income from operations	39,735	20,798	15,901
Unallocated depreciation and amortization	5,647	5,044	3,408
Total depreciation and amortization	$45,382	$25,842	$19,309

	Year Ended
	January 2,	December 28,	December 29,
	2009	2007	2006
Expenditures for tangible long-lived assets,
excluding acquisitions:
IMC	$11,414	$12,847	$12,154
Electrochem	19,602	7,558	1,351
Total reportable segments	31,016	20,405	13,505
Unallocated long-lived tangible assets	16,562	2,087	855
Total expenditures	$47,578	$22,492	$14,360

	As of
	January 2,	December 28,
	2009	2007
Identifiable assets, net:
IMC	$678,565	$526,699
Electrochem	65,631	44,667
Total reportable segments	744,196	571,366
Unallocated assets	104,735	92,485
Total assets	$848,931	$663,851

	Year Ended
	January 2,	December 28,	December 29,
	2009	2007	2006
Sales by geographic area:
United States	$266,985	$153,708	$137,138
Non-domestic countries:
United Kingdom	75,917	67,409	57,341
France	74,670	13,065	15,388
Puerto Rico	56,941	42,132	26,221
All other	72,131	42,432	35,054
Consolidated sales	$546,644	$318,746	$271,142

	As of
	January 2,	December 28,
	2009	2007
Long-lived tangible assets:
United States	$142,631	$111,364
Foreign countries	42,119	18,873
Consolidated long-lived assets	$184,750	$130,237

Four customers accounted for a significant portion of the Company’s sales and accounts receivable as follows:

	Sales			Accounts Receivable
	Year Ended			As of
	January 2,	December 28,	December 29,	January 2,	December 28,
	2009	2007	2006	2009	2007

Customer A	17%	25%	26%	11%	17%
Customer B	14%	17%	16%	12%	17%
Customer C	13%	25%	25%	9%	16%
Customer D	12%	0%	0%	5%	0%
Total	56%	67%	67%	37%	50%

16.   QUARTERLY SALES AND EARNINGS DATA – UNAUDITED

	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.
2008	(in thousands, except per share data)
Sales	$146,600	$136,242	$141,648	$122,154
Gross profit (1)	46,742	41,753	40,595	26,699
Net income (loss) (2)	8,499	7,629	5,805	(3,374)
Earnings per share - basic	0.38	0.34	0.26	(0.15)
Earnings per share - diluted	0.36	0.33	0.25	(0.15)

2007
Sales	$84,415	$79,009	$78,462	$76,860
Gross profit (1)	26,555	29,140	31,706	28,624
Net income (loss) (2)	2,780	5,000	(3,399)	10,669
Earnings per share - basic	0.13	0.23	(0.15)	0.48
Earnings per share - diluted	0.12	0.22	(0.15)	0.43

(1)	Gross profit equals total sales minus cost of sales including amortization of intangibles.
(2)	Net loss in the first quarter of 2008 and second quarter of 2007 was a result of inventory step up amortization and an IPR&D charge. See Note 2 “Acquisitions.”

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

Management’s Report on Internal Control Over Financial Reporting - Appears under Part II, Item 8, “Financial Statements and Supplementary Data.”

a.	Evaluation of Disclosure Controls and Procedures.

Our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the SEC.  These disclosure controls and procedures have been designed to provide reasonable assurance that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms.

Based on their evaluation, as of January 2, 2009, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.

b.	Changes in Internal Control Over Financial Reporting.

We acquired the following subsidiaries during 2008:

•	Precimed, Inc.

•	P Medical Holding SA and subsidiaries, including the DePuy Orthopaedics Chaumont, France manufacturing facility

We believe that the internal controls and procedures of the above mentioned subsidiaries are reasonably likely to materially affect our internal control over financial reporting.  We are currently in the process of incorporating the internal controls and procedures of these subsidiaries into our internal controls over financial reporting.

The Company has begun to extend its Section 404 compliance program under the Sarbanes-Oxley Act of 2002 (the “Act”) and the applicable rules and regulations under such Act to include these subsidiaries.  However, the Company has excluded the subsidiaries listed above from Management’s assessment of the effectiveness of internal control over financial reporting as of January 2, 2009, as permitted by the guidance issued by the Office of the Chief Accountant of the Securities and Exchange Commission.  These subsidiaries represented approximately 39% and 21% of net and total assets, respectively, and 26% of revenues of the consolidated financial statement amounts as of and for the year ended January 2, 2009. The Company will report on its assessment of the internal controls of its combined operations within the time period provided by the Act and the applicable SEC rules and regulations concerning business combinations.

There were no other changes in the registrant’s internal control over financial reporting during our last fiscal quarter to which this Annual Report on Form 10-K relates that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting, other than the above mentioned acquisitions.

 ITEM 9B.   OTHER INFORMATION

None.

PART III
ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The identification of each of the Registrant’s directors is incorporated by reference to the caption “Election of Directors” contained in the Company’s definitive Proxy Statement for its 2009 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or about April 13, 2009.

The identification of the Company’s executive officers is presented under the caption “Executive Officers of the Company” contained in Part I of this Annual Report on Form 10-K.

The other information required by Item 10 is incorporated by reference to the Company’s definitive Proxy Statement for its 2009 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or about April 13, 2009.

ITEM 11.   EXECUTIVE COMPENSATION

Information regarding executive compensation in the Proxy Statement for the 2009 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners in the Proxy Statement for the 2009 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions, and director independence in the Proxy Statement for the 2009 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding the fees paid to and services provided by Deloitte & Touche LLP, the Company’s independent registered public accounting firm, in the Proxy Statement for the 2009 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

(1)	Financial statements and financial statement schedules filed as part of this Annual Report on Form 10-K. See Part II, Item 8. “Financial Statements and Supplementary Data.”

(2)	FINANCIAL STATEMENT SCHEDULES

The following financial statement schedule is included in this report on Form 10-K: Schedule II - Valuation and Qualifying Accounts.

Schedule II - Valuation and Qualifying Accounts
		Additions
	Col. B							Col. E
	Balance at			Charged to		Col. D		Balance at
Col. A	Beginning	Charged to		Other Accounts-		Deductions -		End of
Description	of Period	Costs & Expenses		Describe		Describe		Period
	(in thousands)
January 2, 2009
Allowance for
doubtful accounts	$758	$590		$374	(5)	$(119	)(2)	$1,603
Valuation allowance
for deferred income
tax assets	$3,969	$-		$580	(5)	$(64	)(1)	$4,485

December 28, 2007
Allowance for
doubtful accounts	$532	$151		$173	(4)	$(98	)(2)	$758
Valuation allowance
for deferred income
tax assets	$4,342	$-		$-		$(373	)(1)	$3,969

December 29, 2006
Allowance for
doubtful accounts	$450	$179		$-		$(97	)(2)	$532
Valuation allowance
for deferred income
tax assets	$4,843	$40	(1)	$-		$(541	)(3)	$4,342

(1)	Valuation allowance/reversal recorded in the provision for income taxes for certain net operating losses and tax credits.
(2)	Accounts written off, net of collections on accounts receivable previously written off.
(3)	Reversal of valuation allowance related to available for sale investments.
(4)	Balances recorded as a part of our 2007 acquisitions of Enpath Medical, Quan Emerteq and EAC.
(5)	Balances recorded as a part of our 2008 acquisitions of P Medical Holding SA.

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

Dated: March 2, 2009	GREATBATCH, INC. By /s/ Thomas J. Hook Thomas J. Hook President & Chief Executive Officer (Principal Executive Officer)
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

Signature	Title	Date
/s/ Thomas J. Hook Thomas J. Hook	President & Chief Executive Officer & Director	March 2, 2009
/s/ Bill R. Sanford Bill R. Sanford	Chairman	March 3, 2009
/s/ Pamela G. Bailey Pamela G. Bailey	Director	March 3, 2009
/s/ Michael Dinkins Michael Dinkins	Director	March 3, 2009
/s/Kevin C. Melia Kevin C. Melia	Director	March 3, 2009
/s/Dr. Joseph A. Miller, Jr. Dr. Joseph A. Miller, Jr.	Director	March 3, 2009
/s/ Peter H. Soderberg Peter H. Soderberg	Director	March 3, 2009
/s/ William B. Summers, Jr. William B. Summers, Jr.	Director	March 3, 2009
/s/ John P. Wareham John P. Wareham	Director	March 3, 2009
/s/ Dr. Helena S. Wisniewski Dr. Helena S. Wisniewski	Director	March 3, 2009

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
2.1
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
4.1
Indenture for 2¼ % Convertible Subordinated Debentures Due 2013 dated May 28, 2003 (incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-3 (File No. 333-107667) filed on August 5, 2003).

4.2
Registration Rights Agreement dated May 28, 2003 by among us and the initial purchasers of the Debentures described above (incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-3 (File No. 333-107667) filed on August 5, 2003).

4.3	Indenture for 2¼% Convertible Subordinated Debentures Due 2013 dated as of March 28, 2007 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on March 29, 2007).
4.4	First Supplemental Indenture dated April 2, 2007 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on April 4, 2007).
4.5
Registration Rights Agreement dated as of March 28, 2007 by and among us and the initial purchasers of the Debentures described above (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 29, 2007).

10.1#
1997 Stock Option Plan (including form of “standard” option agreement and form of “special” option agreement) (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-1 (File No. 333-37554)).

10.2#
1998 Stock Option Plan (including form of “standard” option agreement, form of “special” option agreement and form of “non-standard” option agreement) (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1 (File No. 333-37554)).

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

10.8*	Amendment No. 1 to Credit Agreement dated as of December 20, 2007 by and among Greatbatch Ltd., the lenders party thereto and Manufacturers and Traders Trust Company, as administrative agent.
10.9*	Amendment No. 2 to Credit Agreement dated as of November 4, 2008 by and among Greatbatch Ltd., the lenders party thereto and Manufacturers and Traders Trust Company, as administrative agent.
10.10#	2002 Restricted Stock Plan (incorporated by reference to Appendix B to our Definitive Proxy Statement on Schedule 14A filed on April 9, 2003).
10.11	License Agreement dated August 8, 1996, between Greatbatch Ltd. and Evans Capacitor Company (incorporated by reference to Exhibit 10.23 to our Registration Statement on Form S-1 (File No. 333-37554)).
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

10.16#
Form of Change of Control Agreement, dated August 14, 2006, between Greatbatch, Inc. and our executive officers (Thomas J. Hook, Thomas J. Mazza, Mauricio Arellano, Susan M. Bratton, Susan H. Campbell, Barbara Davis and Timothy McEvoy).

10.17#
Employment Agreement dated August 8, 2006 between Greatbatch, Inc. and Thomas J. Hook (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2006).

10.18#	2005 Stock Incentive Plan (incorporated by reference to Exhibit B to our Definitive Proxy Statement on Schedule 14A filed on April 20, 2007).
10.19#	Form of Restricted Stock Award Letter (incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K for the fiscal year ended December 30, 2005).
10.20#	Form of Incentive Stock Option Award Letter (incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K for the fiscal year ended December 30, 2005).
10.21#	Form of Nonqualified Option Award Letter (incorporated by reference to Exhibit 10.24 to our Annual Report on Form 10-K for the fiscal year ended December 30, 2005).
10.22#	Form of Stock Option Award Letter (incorporated by reference to Exhibit 10.25 to our Annual Report on Form 10-K for the fiscal year ended December 30, 2005).
10.23+
Supply Agreement for medical device components dated March 31, 2006, between Greatbatch, Inc. and SORIN/ELA BIOMEDICA CRM and ELA MEDICAL SAS (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006).

10.24
Form of Exchange and Purchase Agreement dated March 22, 2007, by and between Greatbatch, Inc. and certain other parties thereto. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 29, 2007).

10.25+
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

10.30+
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
Portions of those exhibits marked “+” have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.
* - Filed herewith.
# - Indicates exhibits that are management contracts or compensation plans or arrangements required to be filed pursuant to Item 14(c) of Form 10-K.