Form 10-Q
period 2009-04-03
GREATBATCH, INC.
filed 2009-05-12
CIK 1114483

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter ended April 3, 2009

Commission File Number 1-16137

GREATBATCH, INC.
(Exact name of Registrant as specified in its charter)

Delaware
(State of incorporation)

16-1531026
(I.R.S. employer identification no.)

10000 Wehrle Drive
Clarence, New York
14031
(Address of principal executive offices)

(716) 759-5600
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐  No ☒

The number of shares outstanding of the Company’s common stock, $0.001 par value per share, as of May 12, 2009 was: 23,185,951 shares.

GREATBATCH, INC.
TABLE OF CONTENTS FOR FORM 10-Q
AS OF AND FOR THE THREE MONTHS ENDED APRIL 3, 2009

PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GREATBATCH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS - Unaudited
(in thousands except share and per share data)

	As of
	April 3,	January 2,
	2009	2009 (1)
ASSETS
Current assets:
Cash and cash equivalents	$15,098	$22,063
Accounts receivable, net of allowance for doubtful accounts of
$2.2 million in 2009 and $1.6 million in 2008	91,977	86,364
Inventories, net of reserve	117,826	112,304
Deferred income taxes	8,062	8,086
Prepaid expenses and other current assets	5,809	6,754
Total current assets	238,772	235,571

Property, plant and equipment, net	163,713	166,668
Amortizing intangible assets, net	86,618	90,259
Trademarks and trade names	36,054	36,130
Goodwill	300,669	302,221
Deferred income taxes	1,867	1,942
Other assets	15,302	15,242
Total assets	$842,995	$848,033
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$39,763	$48,727
Income taxes payable	3,881	4,128
Accrued expenses and other current liabilities	32,571	40,497
Total current liabilities	76,215	93,352

Long-term debt	315,588	314,384
Deferred income taxes	60,011	57,905
Other long-term liabilities	7,517	7,601
Total liabilities	459,331	473,242
Stockholders’ equity:
Preferred stock, $0.001 par value, authorized 100,000,000 shares; no shares issued or outstanding in 2009 or 2008	-	-
Common stock, $0.001 par value, authorized 100,000,000 shares; 23,185,685 shares issued and outstanding in 2009 and 22,970,916 shares issued and 22,943,176 shares outstanding in 2008	23	23
Additional paid-in capital	288,441	283,322
Treasury stock, at cost, no shares in 2009 and 27,740 shares in 2008	-	(741)
Retained earnings	101,927	95,263
Accumulated other comprehensive loss	(6,727)	(3,076)
Total stockholders’ equity	383,664	374,791
Total liabilities and stockholders’ equity	$842,995	$848,033

(1)  Retroactively Adjusted – See Note 2.

The accompanying notes are an integral part of these condensed consolidated financial statements

GREATBATCH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS) – Unaudited
(in thousands except per share data)

	Three months ended
	April 3,	March 28,
	2009	2008 (1)

Sales	$139,818	$122,154
Costs and expenses:
Cost of sales - excluding amortization of intangible assets	93,954	93,745
Cost of sales - amortization of intangible assets	1,700	1,710
Selling, general and administrative expenses	18,687	18,347
Research, development and engineering costs, net	7,875	9,224
Acquired in-process research and development	-	2,240
Other operating expense, net	2,803	1,028
Operating income (loss)	14,799	(4,140)
Interest expense	4,889	5,078
Interest income	(25)	(396)
Other (income) expense, net	207	(1,457)
Income (loss) before provision (benefit) for income taxes	9,728	(7,365)
Provision (benefit) for income taxes	3,064	(2,920)
Net income (loss)	$6,664	$(4,445)

Earnings (loss) per share:
Basic	$0.29	$(0.20)
Diluted	$0.28	$(0.20)

Weighted average shares outstanding:
Basic	22,814	22,386
Diluted	23,899	22,386

Comprehensive income:
Net income (loss)	$6,664	$(4,445)
Foreign currency translation adjustment	(3,917)	7,209
Unrealized gain (loss) on cash flow hedges, net of tax	266	(461)
Unrealized gain on short-term investments available for sale, net of tax	-	35
Comprehensive income	$3,013	$2,338

(1) Retroactively Adjusted - See Note 2.

The accompanying notes are an integral part of these condensed consolidated financial statements

GREATBATCH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited
(in thousands)

	Three months ended
	April 3,	March 28,
	2009	2008 (1)
Cash flows from operating activities:
Net income (loss)	$6,664	$(4,445)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,669	17,642
Stock-based compensation	2,861	3,046
Acquired in-process research and development	-	2,240
Other non-cash losses	847	79
Deferred income taxes	2,158	806
Changes in operating assets and liabilities:
Accounts receivable	(7,092)	(9,807)
Inventories	(6,543)	221
Prepaid expenses and other current assets	815	759
Accounts payable	(7,581)	(6,021)
Accrued expenses and other current liabilities	(3,503)	2,506
Income taxes payable	(235)	(3,972)
Net cash provided by operating activities	60	3,054

Cash flows from investing activities:
Purchase of short-term investments	-	(1,988)
Proceeds from maturity/disposition of short-term investments	-	2,550
Acquisition of property, plant and equipment	(5,416)	(7,924)
Acquisitions, net of cash acquired	-	(99,745)
Other investing activities	184	180
Net cash used in investing activities	(5,232)	(106,927)

Cash flows from financing activities:
Principal payments of long-term debt	(13,000)	(31,682)
Proceeds from issuance of long-term debt	12,000	117,000
Issuance of common stock	16	-
Excess tax benefits from stock-based awards	3	16
Repurchase of treasury stock	(741)	(793)
Net cash provided by (used in) financing activities	(1,722)	84,541

Effect of foreign currency exchange rates on cash and cash equivalents	(71)	166
Net decrease in cash and cash equivalents	(6,965)	(19,166)
Cash and cash equivalents, beginning of period	22,063	33,473
Cash and cash equivalents, end of period	$15,098	$14,307

(1) Retroactively Adjusted - See Note 2.

The accompanying notes are an integral part of these condensed consolidated financial statements

GREATBATCH, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY - Unaudited
(in thousands)

							Accumulated
			Additional	Treasury			Other	Total
	Common Stock		Paid-In	Stock		Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Earnings	Loss	Equity

Balance, January 2, 2009 (1)	22,971	$23	$283,322	(28)	$(741)	$95,263	$(3,076)	$374,791
Stock-based compensation	-	-	1,829	-	-	-	-	1,829
Net shares issued under stock incentive plans	20	-	-	-	-	-	-	-
Income tax benefit from stock options and restricted stock	-	-	16	-	-	-	-	16
Shares contributed to 401(k) Plan	195	-	3,274	28	741	-	-	4,015
Net income	-	-	-	-	-	6,664	-	6,664
Total other comprehensive loss	-	-	-	-	-	-	(3,651)	(3,651)
Balance, April 3, 2009	23,186	$23	$288,441	-	$-	$101,927	$(6,727)	$383,664

(1) Retroactively Adjusted - See Note 2.

The accompanying notes are an integral part of these condensed consolidated financial statements

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information (Accounting Principles Board Opinion (“APB”) No. 28, Interim Financial Reporting) and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America.  Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole.  In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of Greatbatch, Inc. and its wholly-owned subsidiary Greatbatch Ltd. (collectively “Greatbatch” or the “Company”) for the periods presented.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales, expenses, and related disclosures at the date of the financial statements and during the reporting period.  Actual results could differ from these estimates.  The January 2, 2009 condensed consolidated balance sheet data, as retroactively adjusted (See note 2), was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.  For further information, refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended January 2, 2009.  The Company utilizes a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31st. For 52-week years, each quarter contains 13 weeks.  The first quarter of 2009 and 2008 each contained 13 weeks and ended on April 3, and March 28, respectively.

2.	APPLICATION OF NEW ACCOUNTING POLICY

During the first quarter of 2009, the Company was required to adopt Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” as it was determined that Emerging Issues Task Force Issue 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” did not impact the Company’s determination that its convertible subordinated notes are indexed to its own stock.  Thus, the conversion feature of the subordinated notes remains eligible for the paragraph 11(a) scope exception of Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” and is not required to be accounted for as a derivative instrument. This FSP requires retrospective restatement for all prior periods presented in financial statements.

This FSP requires issuers of convertible debt instruments that may be settled in cash upon conversion, such as the Company’s CSN II as described in Note 6, to separately account for the liability and equity components of those instruments in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  As a result, the Company first determined the carrying amount of the liability component of CSN II by measuring the fair value of a similar liability that does not have the associated conversion option as of the date CSN II was issued (March 2007).  The carrying amount of the conversion option was then determined by deducting the fair value of the liability component from the initial proceeds received from the issuance of CSN II. The carrying amount of the conversion option was retroactively recorded as Additional Paid-In Capital with an offset to Long-Term Debt.  The carrying amount of the conversion option is being amortized to Interest Expense using the effective interest rate method over the expected life of a similar liability that does not have the associated conversion option.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

Deferred financing fees incurred in connection with the issuance of CSN II, previously recorded as Other Assets, were allocated to the liability and equity components in proportion to the allocation of proceeds between the liability and equity components.  The deferred financing fees allocated to the debt component are being amortized to Interest Expense over the expected life of CSN II.  The deferred financing fees allocated to the equity component were recorded as an offset to Stockholders’ Equity.

The 2008 Condensed Consolidated Financial Statements presented in this quarterly report have been retroactively adjusted to reflect the accounting for FSP APB 14-1 as if it were in effect as of the date CSN II was originally issued.  The following table provides the impact of FSP APB 14-1 on the 2008 Condensed Consolidated Financial Statements:

	As Previously	FSP APB 14-1	Adjusted
(in thousands except per share amounts)	Reported	Adjustment	Amounts
Condensed Consolidated Balance Sheet
(As of January 2, 2009)
ASSETS
Other assets	$16,140	$(898)	$15,242
Total assets	848,931	(898)	848,033

LIABILITIES
Long-term debt	$352,920	$(38,536)	$314,384
Deferred income taxes - noncurrent	44,306	13,599	57,905
Total liabilities	498,179	(24,937)	473,242

STOCKHOLDERS' EQUITY
Additional paid-in capital	$251,772	$31,550	$283,322
Retained earnings	102,774	(7,511)	95,263
Total stockholders' equity	350,752	24,039	374,791
Total liabilities and stockholders' equity	848,931	(898)	848,033

Condensed Consolidated Statement of Operations
(Three months ended March 28, 2008)
Interest expense	$3,431	$1,647	$5,078
Income (loss) before provision (benefit) for income taxes	(5,718)	(1,647)	(7,365)
Provision (benefit) for income taxes	(2,344)	(576)	(2,920)
Net income (loss)	(3,374)	(1,071)	(4,445)

Earnings (loss) per share:
Basic	$(0.15)	$(0.05)	$(0.20)
Diluted	(0.15)	(0.05)	(0.20)

Condensed Consolidated Statement of Cash Flows
(Three months ended March 28, 2008)
Net income	$(3,374)	$(1,071)	$(4,445)
Depreciation and amortization	15,995	1,647	17,642
Deferred income taxes	1,382	(576)	806
Net cash provided by operating activities	3,054	-	3,054

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

3.	SUPPLEMENTAL CASH FLOW INFORMATION

	Three months ended
	April 3,	March 28,
	2009	2008
Noncash investing and financing activities (in thousands):
Net unrealized gain on available-for-sale securities	$-	$35
Unrealized gain (loss) on cash flow hedges, net	266	(461)
Common stock contributed to 401(k) Plan	4,015	3,472
Property, plant and equipment purchases included in accounts payable	1,636	2,399
Deferred financing fees and acquisition costs included in accrued expenses and other current liabilities	-	5,801
Shares isued in connection with a business acquisition	-	1,473

Cash paid during the period for:
Interest	$916	$262
Income taxes	440	225
Acquisition of noncash assets and liabilities:
Assets acquired	$-	$163,262
Liabilities assumed	-	57,751

4.	INVENTORIES, NET

Inventories are comprised of the following (in thousands):

	April 3,	January 2,
	2009	2009

Raw materials	$59,387	$58,352
Work-in-process	28,834	28,851
Finished goods	29,605	25,101
Total	$117,826	$112,304

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

5.	INTANGIBLE ASSETS

Amortizing intangible assets are comprised of the following (in thousands):

	Gross carrying amount	Accumulated amortization	Foreign currency translation	Net carrying amount
April 3, 2009
Purchased technology and patents	$81,639	$(37,561)	$(247)	$43,831
Customer lists	46,547	(4,823)	(360)	41,364
Other	3,508	(2,068)	(17)	1,423
Total amortizing intangible assets	$131,694	$(44,452)	$(624)	$86,618

January 2, 2009
Purchased technology and patents	$81,639	$(35,881)	$184	$45,942
Customer lists	46,547	(4,056)	271	42,762
Other	3,508	(1,964)	11	1,555
Total amortizing intangible assets	$131,694	$(41,901)	$466	$90,259

Aggregate amortization expense for the first quarter of 2009 and 2008 was $2.6 million and $2.7 million, respectively.  As of April 3, 2009, annual amortization expense is estimated to be $7.4 million for the remainder of 2009, $9.5 million for 2010, $9.4 million for 2011, $9.3 million for 2012, $8.5 million for 2013 and $7.8 million for 2014.

The change in trademarks and trade names during the first quarter of 2009 is as follows (in thousands):

Balance at January 2, 2009	$36,130
Foreign currency translation	(76)
Balance at April 3, 2009	$36,054

During the first quarter of 2009, the Company completed its branding initiative, which included a review of its “non-Greatbatch” trade names, including those acquired with its recent acquisitions.  The outcome of this review did not result in any impact to the indefinite useful life designation of the Company’s “non-Greatbatch” trade names, which had a value of $20.2 million as of April 3, 2009.

The change in goodwill during the first quarter of 2009 is as follows (in thousands):

	Greatbatch Medical	Electrochem	Total
Balance at January 2, 2009	$292,278	$9,943	$302,221
Foreign currency translation	(1,552)	-	(1,552)
Balance at April 3, 2009	$290,726	$9,943	$300,669

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

6.	LONG-TERM DEBT

Long-term debt is comprised of the following (in thousands):

	April 3,	January 2,
	2009	2009

Revolving line of credit	$131,000	$132,000
2.25% convertible subordinated notes I, due 2013	30,450	30,450
2.25% convertible subordinated notes II, due 2013	197,782	197,782
Unamortized discount	(43,644)	(45,848)
Total long-term debt	$315,588	$314,384

Revolving Line of Credit - The Company has a senior credit facility (the “Credit Facility”) consisting of a $235 million revolving credit facility, which can be increased to $335 million upon the Company’s request.  The Credit Facility also contains a $15 million letter of credit subfacility and a $15 million swingline subfacility.  The Credit Facility is secured by the Company’s non-realty assets including cash, accounts and notes receivable, and inventories, and has an expiration date of May 22, 2012 with a one-time option to extend to April 1, 2013 if no default has occurred.  Interest rates under the Credit Facility are, at the Company’s option, based upon the current prime rate or the LIBOR rate plus a margin that varies with the Company’s leverage ratio.  If interest is paid based upon the prime rate, the applicable margin is between minus 1.25% and 0.00%.  If interest is paid based upon the LIBOR rate, the applicable margin is between 1.00% and 2.00%.  The Company is required to pay a commitment fee between 0.125% and 0.250% per annum on the unused portion of the Credit Facility based on the Company’s leverage ratio.

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

The Credit Facility also requires the Company to maintain a ratio of adjusted EBITDA, as defined in the credit agreement, to interest expense of at least 3.00 to 1.00, and a total leverage ratio, as defined in the credit agreement, of not greater than 5.00 to 1.00 from May 22, 2007 through September 29, 2009 and not greater than 4.50 to 1.00 from September 30, 2009 and thereafter.  As of April 3, 2009, the Company was in compliance with all required covenants.

The Credit Facility contains customary events of default. Upon the occurrence and during the continuance of an event of default, a majority of the lenders may declare the outstanding advances and all other obligations under the Credit Facility immediately due and payable.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

The weighted average interest rate on borrowings under the Company’s revolving line of credit as of April 3, 2009, which does not include the impact of the interest rate swaps described below, was 2.7%.  Interest rates reset based upon the six-month ($111 million), three-month ($2 million), two-month ($13 million) and one-month ($5 million) LIBOR rate.  As of April 3, 2009, the Company had $104 million available under its revolving line of credit.

Interest Rate Swaps – The Company has entered into three receive floating-pay fixed interest rate swaps indexed to the six-month LIBOR rate.  The objective of these swaps is to hedge against potential changes in cash flows on the Company’s outstanding revolving line of credit, which is indexed to the six-month LIBOR rate.  No credit risk was hedged.  The receive variable leg of the swap and the variable rate paid on the revolving line of credit bear the same rate of interest, excluding the credit spread, and reset and pay interest on the same dates.  The Company intends to continue electing the six-month LIBOR as the benchmark interest rate on the debt being hedged.  If the Company repays the debt it intends to replace the hedged item with similarly indexed forecast cash flows.  Information regarding the Company’s outstanding interest rate swaps is as follows:

						Current	Fair
					Pay	receive	value	Balance
	Type of	Notional	Start	End	fixed	floating	April 3,	Sheet
Instrument	hedge	amount	date	date	rate	rate	2009	Location
		(In thousands)					(In thousands)
Interest rate swap	Cash flow	$80,000	3/5/2008	7/7/2010	3.09%	1.75%	$(1,354)	Oth Liabilities
Interest rate swap	Cash flow	18,000	12/18/2008	12/18/2010	2.00%	2.17%	(50)	Oth Liabilities
Interest rate swap	Cash flow	50,000	7/7/2010	7/7/2011	2.16%	6M LIBOR	(7)	Oth Liabilities
		$148,000			2.64%		$(1,411)

The estimated fair value of the interest rate swap agreements represents the amount the Company expects to receive (pay) to terminate the contracts and is recorded as Other Assets or Other Long-Term Liabilities in the Condensed Consolidated Balance Sheets.  No portion of the change in fair value of the interest rate swaps during the first three months of 2009 was considered ineffective.  The amount recorded as additional interest expense during the first three months of 2009 related to the interest rate swaps was $0.2 million.

Convertible Subordinated Notes - In May 2003, the Company completed a private placement of $170 million of 2.25% convertible subordinated notes, due 2013 (“CSN I”).  In March 2007, the Company entered into separate, privately negotiated agreements to exchange $117.8 million of CSN I for an equivalent principal amount of a new series of 2.25% convertible subordinated notes due 2013 (“CSN II”) (collectively the “Exchange”) at a 5% discount.  The primary purpose of the Exchange was to eliminate the June 15, 2010 call and put option that is included in the terms of CSN I.  In connection with the Exchange, the Company issued an additional $80 million aggregate principal amount of CSN II at a price of $950 per $1,000 of principal.  In December 2008, the Company entered into privately negotiated agreements under which it repurchased $21.8 million in aggregate principal amount of its outstanding CSN I at $845.38 per $1,000 of principal.  The primary purpose of this transaction was to retire the debentures, which contained a put option exercisable on June 15, 2010, at a discount.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

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

The effective interest rate of CSN II notes, which takes into consideration the amortization of the original discount, deferred fees related to the issuance of these notes and FSP APB 14-1 discount (See Note 2) is 8.5%.  The discount on CSN II is being amortized to the maturity date of the convertible notes of June 15, 2013 utilizing the effective interest method.  As of April 3, 2009, the carrying amount of the discount related to the FSP APB 14-1 equity component was $36.7 million.  As of April 3, 2009, the if-converted value of CSN II notes does not exceed its principal amount as the Company’s closing stock price of $19.71 did not exceed the conversion price.  For the first quarter of 2009, the contractual interest and discount amortization on CSN II notes was $1.1 million and $2.2 million, respectively, and $1.1 million and $2.1 million for the first quarter of 2008, respectively.

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

Conversions in connection with corporate transactions that constitute a fundamental change require the Company to pay a premium make-whole amount, based upon a predetermined table as set forth in the indenture agreement, whereby the conversion ratio on the notes may be increased by up to 8.2 shares per $1,000 of principal.  The premium make-whole amount will be paid in shares of common stock upon any such conversion, subject to the net share settlement feature of the notes described below.

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

Deferred Financing Fees - The following is a reconciliation of deferred financing fees for the first quarter of 2009, which are included in other assets (in thousands):

Previously reported balance at January 2, 2009	$4,994
FSP APB 14-1 adjustment	(898)
Restated amounts	4,096
Amortization during the period	(266)
Balance at April 3, 2009	$3,830

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

7.	PENSION PLANS

The Company offers certain non-U.S. employees defined benefits under defined benefit pension plans.  Under these plans, benefits accrue to employees based upon years of service, position, age and compensation.  The liability and corresponding expense related to these pension plans is based on actuarial computations of current and future benefits for employees.  Pension expense is charged to current operating expenses.

The change in the net pension liability for the first quarter of 2009 is as follows (in thousands):

Balance at January 2, 2009	$5,985
Net periodic pension cost	261
Foreign currency translation	(238)
Balance at April 3, 2009	$6,008

The Company is currently evaluating the alternatives available to reduce the underfunded status of its defined benefit pension plans, which could include making a cash contribution.

Net pension cost is comprised of the following (in thousands):

	Three months ended
	April 3, 2009	March 28, 2008
Service cost	$210	$167
Interest cost	96	118
Amortization of net loss	30	-
Expected return on plan assets	(75)	(108)
Net pension cost	$261	$177

8.	FAIR VALUE MEASUREMENTS

The following table provides information regarding financial assets and liabilities measured at fair value in the Company’s Condensed Consolidated Balance Sheet as of April 3, 2009 (in thousands):

		Fair value measurements using
		Quoted
		prices in
		active	Significant
		markets	other	Significant
	At	for	observable	unobservable
	April 3,	identical	inputs	inputs
Description	2009	assets	(Level 2)	(Level 3)
Assets
Foreign currency contracts	$426	$-	$426	$-

Liabilities
Interest rate swaps	$1,411	$-	$1,411	$-

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

Interest rate swaps - The fair value of interest rate swaps are obtained from an independent pricing service that utilizes cash flow models with observable market data inputs to estimate fair value.  These observable market data inputs include LIBOR and swap rates, and credit spread curves.  The Company’s interest rate swaps are categorized in Level 2 of the fair value hierarchy.

Foreign currency contracts - The fair value of foreign currency contracts are obtained from an independent pricing service that utilizes cash flow models with observable market data inputs to estimate fair value.  These observable market data inputs include foreign exchange rate and credit spread curves.  The Company’s foreign currency contracts are categorized in Level 2 of the fair value hierarchy.

9.	STOCK-BASED COMPENSATION

Compensation costs related to share-based payments for the three months ended April 3, 2009 totaled $1.8 million and $1.9 million for the three months ended March 28, 2008.  The following table summarizes the Company’s time-vested and performance-vested stock option activity:

	Number of time-vested stock options	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate Intrinsic value (in millions)
Outstanding at January 2, 2009	1,498,294	$24.28
Granted	240,170	26.53
Exercised	(1,083)	15.00
Forfeited or Expired	(288,129)	28.12

Outstanding at April 3, 2009	1,449,252	$23.90	7.5	$0.4
Exercisable at April 3, 2009	835,392	$23.85	6.4	$0.4

	Number of performance- vested stock options	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value (in millions)
Outstanding at January 2, 2009	798,564	$23.62
Forfeited or Expired	(61,743)	23.46

Outstanding at April 3, 2009	736,821	$23.64	8.5	$0.0
Exercisable at April 3, 2009	89,019	$23.60	6.2	$0.0

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

The weighted-average fair value and assumptions used to value options granted are as follows:

	Three months ended
	April 3,	March 28,
	2009	2008
Weighted-average fair value	$10.49	$7.93
Risk-free interest rate	1.77%	2.91%
Expected volatility	40%	40%
Expected life (in years)	6	5
Expected dividend yield	0%	0%

The following table summarizes the Company’s restricted stock and restricted stock unit activity:

		Weighted average
	Activity	fair value

Nonvested at January 2, 2009	207,765	$22.86
Shares granted	97,858	26.28
Shares forfeited	(3,901)	23.54

Nonvested at April 3, 2009 (1)	301,722	$23.96

(1)	Includes 24,000 shares of performance-vested restricted stock with a weighted average grant date fair value of $23.07 per share.

10.	OTHER OPERATING EXPENSE

The following were recorded in other operating expense, net in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (in thousands):

	Three months ended
	April 3,	March 28,
	2009	2008

(a) 2005 & 2006 facility shutdowns and consolidations	$-	$224
(b) 2007 & 2008 facility shutdowns and consolidations	1,899	106
(c) Integration costs	863	660
Asset dispositions and other	41	38
	$2,803	$1,028

(a) 2005 & 2006 facility shutdowns and consolidations. Beginning in the first quarter of 2005 and ending in the second quarter of 2006 the Company consolidated its medical capacitor manufacturing operations in Cheektowaga, NY, and its implantable medical battery manufacturing operations in Clarence, NY, into its advanced power source manufacturing facility in Alden, NY (“Alden Facility”).  The Company also consolidated its capacitor research, development and engineering operations from its Cheektowaga, NY facility into its technology center in Clarence, NY.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

In the first quarter of 2005, the Company announced its intent to close its Carson City, NV facility and consolidate the work performed at that facility into its Tijuana, Mexico facility.  That consolidation project was completed in the third quarter of 2007.

In the fourth quarter of 2005, the Company announced its intent to close its Columbia, MD facility (“Columbia Facility”) and Fremont, CA Advanced Research Laboratory (“ARL”).  The Company also announced that the manufacturing operations at its Columbia Facility would be moved into its Tijuana Facility and that the research, development and engineering and product development functions at its Columbia Facility and at ARL would relocate to its technology center in Clarence, NY.  The ARL portion of this consolidation project was completed in the fourth quarter of 2006.  The Columbia Facility portion of this consolidation project was completed in the third quarter of 2008.

During the fourth quarter of 2006, the Company completed a plan for consolidating its corporate and business unit organization structure.  A significant portion of the annual savings from this initiative was reinvested into research and development activities and business growth opportunities.

The total cost of these projects was $24.7 million, which was incurred from 2005 to 2008, and included the following:

a.	Severance and retention - $7.4 million;
b.	Production inefficiencies, moving and revalidation - $4.6 million;
c.	Accelerated depreciation and asset write-offs - $1.1 million;
d.	Personnel - $8.4 million; and
e.	Other - $3.2 million.

All categories of costs were considered to be cash expenditures, except accelerated depreciation and asset write-offs.  All costs incurred during the first quarter of 2008 were included in the Greatbatch Medical business segment.

Accrued liabilities related to the 2005 & 2006 facility shutdowns and consolidations are comprised of the following (in thousands):

	Severance and retention	Production inefficiencies, moving and revalidation	Personnel	Other	Total
Balance, December 28, 2007	$2,150	$-	$-	$-	$2,150
Restructuring charges	159	42	184	278	663
Cash payments	(2,234)	(42)	(184)	(278)	(2,738)
Balance, January 2, 2009	$75	$-	$-	$-	$75

Restructuring charges	-	-	-	-	-
Cash payments	(45)	-	-	-	(45)
Balance, April 3, 2009	$30	$-	$-	$-	$30

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

(b) 2007 & 2008 facility shutdowns and consolidations. In the first quarter of 2007, the Company announced that it would close its Electrochem manufacturing facility in Canton, MA and construct a new 81,000 square foot replacement facility in Raynham, MA.  This initiative was not cost savings driven but capacity driven for the Electrochem group and was completed in the first quarter of 2009.

In the second quarter of 2007, the Company announced that it would consolidate its corporate offices in Clarence, NY into its existing research and development center also in Clarence, NY after an expansion of that facility was complete.  This expansion and relocation was completed in the third quarter of 2008.

During the second and third quarters of 2008, the Company reorganized and consolidated various general and administrative and research and development functions throughout the organization in order to optimize those resources with the businesses it acquired in 2007 and 2008.

In the second half of 2008, the Company ceased manufacturing at its facility in Suzhou, China, which was acquired from EAC, and closed its leased manufacturing facility in Orchard Park, NY, which was acquired from IntelliSensing, LLC.  Additionally, the Company consolidated its Saignelegier, Switzerland manufacturing facility, which was acquired from Precimed.  The operations of these facilities were relocated to existing facilities that had excess capacity.  The facility in China is being used as a procurement office.

In the fourth quarter of 2008, management of the Company approved a plan for the closure of its Teterboro, New Jersey (Electrochem manufacturing), Blaine, Minnesota (Vascular Access manufacturing) and Exton, Pennsylvania (Orthopaedics corporate office) facilities.  The operations at these facilities will be moved to other existing facilities with excess capacity.

The above initiatives are expected to be completed over the next nine months.  The total cost for these facility shutdowns and consolidations is expected to be approximately $14.2 million to $17.5 million, of which $10.8 million has been incurred through April 3, 2009.  The major categories of costs include the following:

a.	Severance and retention - $4.5 million to $5.5 million;
b.	Production inefficiencies, moving and revalidation - $3.0 million to $4.0 million;
c.	Accelerated depreciation and asset write-offs - $3.5 million to $4.0 million;
d.	Personnel - $1.2 million to $1.5 million; and
e.	Other - $2.0 million to $2.5 million.

All categories of costs are considered to be cash expenditures, except accelerated depreciation and asset write-offs.  For the first quarter of 2009, costs relating to these initiatives of $1.0 million and $0.9 million were included in the Greatbatch Medical and Electrochem business segments, respectively.  All costs incurred during the first quarter of 2008 were included in the Electrochem business segment.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con’t) – Unaudited

Accrued liabilities related to the 2007 & 2008 facility shutdowns and consolidations are comprised of the following (in thousands):

	Severance and retention	Production inefficiencies and revalidation	Accelerated depreciation/ asset write- offs	Personnel	Other	Total
Balance, December 28, 2007	$570	$-	$-	$-	$-	$570
Restructuring charges	2,661	2,074	2,978	82	552	8,347
Write-offs	-	-	(2,978)	-	-	(2,978)
Cash payments	(2,637)	(2,074)	-	(82)	(552)	(5,345)
Balance, January 2, 2009	$594	$-	$-	$-	$-	$594

Restructuring charges	961	243	136	103	456	1,899
Write-offs	-	-	(136)	-	-	(136)
Cash payments	(308)	(243)	-	(103)	(456)	(1,110)
Balance, April 3, 2009	$1,247	$-	$-	$-	$-	$1,247

(c) Integration costs. During the first three months of 2009 and 2008, the Company incurred costs related to the integration of the companies acquired in 2007 and 2008.  The integration initiatives include the implementation of the Oracle ERP system, training and compliance with Company policies as well as the implementation of lean manufacturing and six sigma initiatives.  The expenses are primarily for consultants, relocation and travel costs that will not be required after the integrations are completed.

11.	INCOME TAXES

The income tax provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period.  Each quarter, the estimate of the annual effective tax rate is updated, and if the estimated effective tax rate changes, a cumulative adjustment is made.  There is a potential for volatility of the effective tax rate due to several factors, including changes in the mix of the pre-tax income and the jurisdictions to which it relates, business acquisitions, settlements with taxing authorities, and foreign currency fluctuations.

The effective tax rate for the first quarter of 2009 was 31.5%.  This is lower than the 35% U.S. federal statutory rate primarily as a result of anticipated earnings of foreign subsidiaries operating in jurisdictions where the effective tax rate is lower than in the U.S. and the estimated 2009 federal research and development tax credit.

During the first quarter of 2009, the balance of unrecognized tax benefits decreased approximately $0.8 million to $4.9 million.  This is a result of favorable settlements with taxing authorities during the first quarter.  Approximately $3.4 million of the balance of unrecognized tax benefits would favorably impact the effective tax rate (net of federal benefit on state issues), if recognized.  It is reasonably possible that a reduction in the range of $0.8 million to $2.1 million of the balance of unrecognized tax benefits may occur within the next twelve months as a result of potential settlements with taxing authorities and the lapse of applicable statutes of limitation.

During the first quarter of 2008, the balance of unrecognized tax benefits decreased approximately $0.5 million as a result of a favorable settlement with a state taxing authority.  The settlement resulted in a cash refund of approximately $0.3 million, including interest.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con’t) – Unaudited

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

As previously reported, on June 12, 2006, Enpath Medical, Inc. (“Enpath”), a subsidiary of the Company, was named as defendant in a patent infringement action filed by Pressure Products Medical Supplies, Inc. (“Pressure Products”) in which Pressure Products alleged that Enpath’s FlowGuard™ valved introducer, which has been on the market for more than four years, and Enpath’s ViaSeal™ prototype introducer, which has not been sold, infringes claims in Pressure Products patents.  After trial, a jury found that Enpath infringed the Pressure Products patents, but not willfully, and awarded damages in the amount of $1.1 million.  Enpath has appealed the judgment to the U.S. Court of Appeals for the Federal Circuit, and oral arguments were heard before that tribunal on April 21, 2009.  As a result of a post-trial motion and pending the appeal, Enpath is permitted to continue to sell FlowGuard™ provided that Enpath pays into an escrow fund a royalty of between $1.50 and $2.25 for each sale of a FlowGuard™ valved introducer.  The amount accrued as escrow during the first quarter of 2009 was $0.6 million and $1.1 million in total as of April 3, 2009.  The trial court has scheduled a hearing for June 16, 2009 to consider whether to continue to permit sales of FlowGuard™ pending the decision on the appeal.

During 2002, a former non-medical customer commenced an action alleging that Greatbatch had used proprietary information of the customer to develop certain products.  Management believes the Company has meritorious defenses and is vigorously defending the matter.  The potential risk of loss is up to $1.7 million.

Product Warranties - The Company generally warrants that its products will meet customer specifications and will be free from defects in materials and workmanship.  The Company accrues its estimated exposure to warranty claims based upon recent historical experience and other specific information as it becomes available.

The change in aggregate product warranty liability for the quarter ended April 3, 2009 is as follows (in thousands):

Beginning balance at January 2, 2009	$1,395
Additions to warranty reserve	102
Warranty claims paid	(77)
Ending balance at April 3, 2009	$1,420

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con’t) – Unaudited

Purchase Commitments – Contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.  Our purchase orders are normally based on our current manufacturing needs and are fulfilled by our vendors within short time horizons.  We enter into blanket orders with vendors that have preferred pricing and terms, however these orders are normally cancelable by us without penalty.  As of April 3, 2009, the total contractual obligation related to such expenditures is approximately $15.6 million and will be financed by existing cash and cash equivalents or cash generated from operations over the next twelve months.  We also enter into contracts for outsourced services; however, the obligations under these contracts were not significant and the contracts generally contain clauses allowing for cancellation without significant penalty.

Operating Leases - The Company is a party to various operating lease agreements for buildings, equipment and software.  Minimum future annual operating lease payments are $2.0 million for the remainder of 2009; $2.2 million in 2010; $1.9 million in 2011; $1.8 million in 2012; $1.7 million in 2013 and $3.0 million thereafter.  The Company primarily leases buildings, which accounts for the majority of the future lease payments.

Foreign Currency Contracts  - In December 2007, the Company entered into a forward contract to purchase 80,000,000 CHF, at an exchange rate of 1.1389 CHF per one U.S. dollar, in order to partially fund the purchase price of P Medical Holdings SA (“Precimed”), which was payable in Swiss Francs.  In January 2008, the Company entered into an additional forward contract to purchase 20,000,000 CHF at an exchange rate of 1.1156 per one U.S. dollar.  The Company entered into a similar foreign exchange contract in January 2008 in order to fund the purchase price of the DePuy Orthopaedics’ Chaumont, France facility (the “Chaumont Facility”), which was payable in Euros.  The net result of the above contracts, which were settled upon the funding of the respective acquisitions, was a gain of $2.4 million, $1.6 million of which was recorded in the first quarter of 2008 as Other Income, Net.

In February 2009, the Company entered into a forward contract to purchase 10 million Mexican pesos per month from March 2009 to December 2009 at an exchange rate of 14.85 pesos per one U.S. dollar.  This contract was entered into in order to hedge the risk of peso-denominated payments associated with the operations at the Company’s Tijuana, Mexico facility.  This contract was accounted for as a cash flow hedge and had a fair value of $0.4 million as of April 3, 2009, which is recorded within Other Assets in the Condensed Consolidated Balance Sheets.  No portion of the change in fair value of the foreign currency contracts during the first three months of 2009 was considered ineffective.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con’t) – Unaudited

13.	EARNINGS PER SHARE

The following table reflects the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended
	April 3,	March 28,
	2009	2008
Numerator for basic earnings per share:
Net income (loss)	$6,664	$(4,445)
Effect of dilutive securities:
Interest expense on convertible notes and related deferred financing fees, net of tax	130	-
Numerator for diluted earnings (loss) per share	$6,794	$(4,445)

Denominator for basic earnings (loss) per share:
Weighted average shares outstanding	22,814	22,386
Effect of dilutive securities:
Convertible subordinated notes	756	-
Stock options and unvested restricted stock	329	-
Dilutive potential common shares	1,085	-
Denominator for diluted earnings per share	23,899	22,386

Basic earnings (loss) per share	$0.29	$(0.20)
Diluted earnings (loss) per share	$0.28	$(0.20)

The diluted weighted average share calculations do not include the following securities, which are not dilutive to the EPS calculations:

	Three months ended
	April 3,	March 28,
	2009	2008

Time based stock options, restricted stock and restricted stock units	1,510,000	2,218,000
Performance based stock options	510,000	276,000
Convertible subordinated notes	-	1,296,000

14.	COMPREHENSIVE INCOME (LOSS)

The Company’s comprehensive income (loss) as reported in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) includes net income, foreign currency translations gains (losses), unrealized gain (loss) on its cash flow hedges and, for 2008, the net unrealized gain on short-term investments available for sale, adjusted for any realized gains/losses.

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

The Company has designated its interest rate swaps and foreign currency contracts - see Notes 6 and 12 - as cash flow hedges under SFAS No. 133.  Accordingly, the effective portion of any change in the fair value of these instruments is recorded in comprehensive income (loss), net of tax, and reclassified into earnings (Interest Expense – Swaps, Cost of Sales – Excluding Amortization of Intangible Assets – FX Contract) in the same period or periods during which the hedged transaction affects earnings.  Gains and losses on the derivative representing hedge ineffectiveness are recognized in current earnings.

Accumulated other comprehensive loss is comprised of the following (in thousands):

	Defined		Foreign
	benefit		currency
	pension plan	Cash flow	translation	Total pre-tax		Net-of tax-
	liability	hedges	adjustment	amount	Tax amount	amount

Balance at January 2, 2009	$(2,513)	$(1,394)	$(228)	$(4,135)	$1,059	$(3,076)
Unrealized gain on cash flow hedges	-	409	-	409	(143)	266
Foreign currency translation adjustment	-	-	(3,917)	(3,917)	-	(3,917)
Balance at April 3, 2009	$(2,513)	$(985)	$(4,145)	$(7,643)	$916	$(6,727)

15.	BUSINESS SEGMENT, GEOGRAPHIC AND CONCENTRATION RISK INFORMATION

The Company operates its business in two reportable segments – Greatbatch Medical and Electrochem Solutions (“Electrochem”).  During the first quarter of 2009, the Company rebranded its Implantable Medical Component (“IMC”) segment as Greatbatch Medical.  The Greatbatch Medical segment designs and manufactures components and devices for the CRM, Neuromodulation, Vascular Access and Orthopaedic markets.  Additionally, the Greatbatch Medical business offers value-added assembly and design engineering services for products that incorporate Greatbatch Medical components.

Electrochem is a world leader in the design, manufacture and distribution of electrochemical cells, battery packs and wireless sensors for demanding applications in markets such as energy, security, portable medical, environmental monitoring and more.

The Company defines segment income from operations as sales less cost of sales including amortization and expenses attributable to segment-specific selling, general and administrative, research, development and engineering expenses, and other operating expenses.  Segment income also includes a portion of non-segment specific selling, general and administrative, and research, development and engineering expenses based on allocations appropriate to the expense categories.  The remaining unallocated operating expenses are primarily corporate headquarters and administrative function expenses.  The unallocated operating expenses along with other income and expense are not allocated to reportable segments.  Transactions between the two segments are not significant.  The 2008 results for the Greatbatch Medical segment include $6.4 million and $2.2 million of inventory step-up amortization and IPR&D expense, respectively, related to its 2007 and 2008 acquisitions.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con’t) – Unaudited

An analysis and reconciliation of the Company’s business segment information to the respective information in the condensed consolidated financial statements is as follows (in thousands):

	Three months ended
	April 3,	March 28,
	2009	2008
Sales:
Greatbatch Medical
CRM/Neuromodulation	$77,267	$65,164
Vascular Access	10,733	9,567
Orthopaedic	34,083	27,786
Total Greatbatch Medical	122,083	102,517
Electrochem	17,735	19,637
Total sales	$139,818	$122,154

Segment income (loss) from operations:
Greatbatch Medical	$16,638	$(1,223)
Electrochem	1,395	2,276
Total segment income from operations	18,033	1,053
Unallocated operating expenses	(3,234)	(5,193)
Operating income (loss) as reported	14,799	(4,140)
Unallocated other expense	(5,071)	(3,225)
Income (loss) before provision (benefit) for
income taxes as reported	$9,728	$(7,365)

Sales by geographic area are presented in the following table by allocating sales from external customers based on where the products are shipped to (in thousands):

	Three months ended
	April 3,	March 28,
	2009	2008
Sales by geographic area:
United States	$71,222	$63,171
Non-Domestic locations:
France	19,704	13,499
United Kingdom	15,372	15,394
Puerto Rico	15,319	12,499
Rest of world	18,201	17,591
Consolidated sales	$139,818	$122,154

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con’t) – Unaudited

Long-lived tangible assets by geographic area are as follows:

	As of
	April 3,	January 2,
	2009	2009
Long-lived tangible assets:
United States	$141,334	$141,733
Non-Domestic locations	39,548	42,119
Consolidated long-lived assets	$180,882	$183,852

Four customers accounted for a significant portion of the Company’s sales as follows:

	Three months ended
	April 3,	March 28,
	2009	2008
Customer A	21%	18%
Customer B	15%	14%
Customer C	12%	10%
Customer D	11%	13%
Total	59%	55%

Concentration of Credit Risk - Included in accounts receivable as of April 3, 2009 is a $14.3 million value added tax (“VAT”) receivable with the French government related to inventory purchases for the Chaumont Facility.  Subsequent to the end of the first quarter, the Company received approval for the payment of $6.4 million of this receivable, which is expected to be collected in the second quarter of 2009.  The remaining balance of this receivable is now subject to the normal VAT payment cycle, generally 30 – 60 days after filing the claim.  This receivable is denominated in Euros and is subject to foreign currency risk, which could be material.

16.	IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers' Disclosures about Postretirement Benefit Plan Assets.”  This FSP provides guidance on disclosures about plan assets of defined benefit pension or other postretirement plans and requires more transparency about the assets held by retirement plan and the concentrations of risk in those plans.  This FSP is effective for fiscal years beginning after December 15, 2009.  Accordingly, the Company will make the disclosures required by this FSP beginning in fiscal year 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Business
Greatbatch, Inc. is a leading developer and manufacturer of critical products used in medical devices for the cardiac rhythm management (“CRM”), neuromodulation, vascular, orthopaedic and interventional radiology markets.  Additionally, Greatbatch, Inc. is a world leader in the design, manufacture and distribution of electrochemical cells, battery packs and wireless sensors for demanding applications in markets such as energy, security, portable medical, environmental monitoring and more.  When used in this report, the terms “we,” “us,” “our” and the “Company” mean Greatbatch, Inc. and its subsidiaries.  We believe that our proprietary technology, close customer relationships, multiple product offerings, market leadership and dedication to quality provide us with competitive advantages and create a barrier to entry for potential market entrants.

We operate our business in two reportable segments – Greatbatch Medical and Electrochem Solutions (“Electrochem”).  During the first quarter of 2009, we rebranded our Implantable Medical Component (“IMC”) segment as Greatbatch Medical.  The Greatbatch Medical segment designs and manufactures components and devices for the CRM, Neuromodulation, Vascular Access and Orthopaedic markets.  These include batteries, capacitors, filtered feedthroughs, engineered components and enclosures used in Implantable Medical Devices (“IMDs”) and more recently hip and knee replacement, trauma and spine as well as hip and shoulder implants and introducers, catheters, implantable stimulation leads and microcomponents.  Additionally, the Greatbatch Medical business offers value-added assembly and design engineering services for products that incorporate Greatbatch Medical components.

Electrochem is a world leader in the design, manufacture and distribution of electrochemical cells, battery packs and wireless sensors for demanding applications in markets such as energy, security, portable medical, environmental monitoring and more.

Our Customers
Our Greatbatch Medical customers include leading Original Equipment Manufacturers (“OEM”), in alphabetical order here and throughout this report, such as Biotronik, Boston Scientific, DePuy, Johnson & Johnson, Medtronic, Smith & Nephew, the Sorin Group, St. Jude Medical, Stryker and Zimmer Holdings, Inc.  The nature and extent of our selling relationships with each Greatbatch Medical customer are different in terms of breadth of products purchased, purchased product volumes, length of contractual commitment, ordering patterns, inventory management and selling prices.  During the first quarter of 2009, Boston Scientific, Johnson & Johnson, Medtronic and St. Jude Medical collectively accounted for 59% of our total sales.

Our Electrochem customers are primarily companies in markets such as energy, security, portable medical and environmental monitoring including Halliburton Company, Weatherford International, General Electric, Thales, Zoll Medical Corp. and Scripps Institution of Oceanography.

Financial Overview
Consolidated sales in the first quarter of 2009 were $139.8 million, an increase of 14% over the comparable 2008 period. This growth was driven by CRM and Neuromodulation revenue and the benefit of a full quarter of Orthopaedic operations ($8 million) as compared to the first quarter 2008.  Partially offsetting these increases were lower Electrochem revenue due to a slow-down in the energy markets and approximately $3 million of foreign currency impact on our Orthopaedic sales. Organic constant currency growth for the quarter was approximately 10%.  Our revenue is significantly impacted each quarter due to the timing of various customer product launches, shifts in customer market share, customer inventory management initiatives as well as marketplace field actions.

Operating income increased to $14.8 million for the first quarter of 2009 compared to a loss of $4.1 million for the first quarter of 2008.  Operating income for the first quarter of 2009 included $2.8 million of acquisition related charges, consolidation costs and integration expenses compared to $1.0 million for the same period in 2008.  We have initiated various consolidation initiatives aimed at streamlining our operations and improving operating profitability.  The progress made on these initiatives can be seen by the improvement in operating margin since the first quarter of 2008.

As of the end of the first quarter of 2009, cash and cash equivalents totaled $15.1 million. These funds along with the cash generated from operations and the $104 million available under our line of credit are sufficient to meet our operating and investment activities for the foreseeable future, including the cash expenditures relating to our consolidation initiatives.  During the first quarter of 2009, we repaid $1 million of our long-term debt as, consistent with our expectations, cash flows from operations for the first quarter of 2009 were approximately break-even due to a one-time contractual raw material inventory purchase related to the acquisition of our Chaumont France facility.

Our CEO’s View
This was another solid quarter for Greatbatch, as we continued the momentum with which we finished 2008.  Our revenue growth was driven by our Greatbatch Medical division, and is a result of the progress we have made on our strategic goals.  The integration of our acquisitions continues to benefit the Company, including higher growth in new markets and cross selling opportunities across a broader customer base.  Additionally, we launched a new branding initiative to unify our existing businesses under a common vision and consolidated our medical entities under a single brand — “Greatbatch Medical.”

While we certainly are not immune to the impact of the strained economic environment, particularly as evidenced by the pressure on our Electrochem business, our performance demonstrates the success of our balanced approach to diversifying our revenue base, continuously generating value through operating performance improvements, and delivering innovative new products to our customers.

Product Development
Currently, we are developing a series of new products for customer applications in the CRM/Neuromodulation, Vascular Access, Orthopaedic and commercial power markets.  Some of the key development initiatives include:

1.	Continue the evolution of our Q series high rate ICD batteries;
2.	Continue development of MRI compatible components;
3.	Continue development of higher energy/higher density capacitors;
4.	Integrate Biomimetic coating technology with therapy delivery devices;
5.	Complete design of next generation steerable catheters;
6.	Further minimally invasive surgical techniques for orthopaedics industry;
7.	Develop disposable instrumentation;
8.	Provide wireless sensing solutions to Electrochem customers; and
9.	Develop a charging platform for commercial secondary offering.

Approximately $2.3 million of the BIOMEC, Inc. (“BIOMEC”) acquisition purchase price in April 2007 was allocated to the estimated fair value of acquired in-process research and development (“IPR&D”) projects that had not yet reached technological feasibility and had no alternative future use as of the acquisition date.  The value assigned to IPR&D relates to projects that incorporate BIOMEC’s novel-polymer coating (biomimetic) technology that mimics the surface of endothelial cells of blood vessels.  An agreement was reached in 2008 with an OEM partner to provide coating material and services for their catheter products.  The 510(k) application was submitted to the Food and Drug Administration (“FDA”) and we received clearance to market this product during the first quarter of 2009.  There have been no significant changes from our original estimates with regard to these projects.

Approximately $13.8 million of the Enpath Medical, Inc. (“Enpath”) acquisition purchase price in June 2007 was allocated to the estimated fair value of acquired IPR&D projects that had not yet reached technological feasibility and had no alternative future use.  These projects primarily represent the next generation of introducer and catheter products already being sold by Enpath which incorporate new enhancements and customer modifications.  One introducer project was launched near the end of 2008.  We expect to commercially launch the other introducer products under development in 2009 which will replace existing products.  These introducer projects acquired have been delayed due to timing of customer adoption and transition and technical difficulties of some of the projects.  Additionally, future sales from our ViaSealTM introducer project have been enjoined due to litigation (See “Litigation”).  The catheter IPR&D project, to which a portion of the Enpath purchase price was allocated, has been put on hold indefinitely in order to allocate resources to other projects.  These delays in introducer and catheter projects are not expected to have a material impact on our results of operations.

Approximately $2.2 million of the P Medical Holding SA (“Precimed”) acquisition purchase price was allocated to the preliminary estimated fair value of acquired IPR&D projects that had not yet reached technological feasibility and had no alternative future use.  The value assigned to IPR&D related to Reamer, Instrument Kit, Locking Plate and Cutting Guide projects.  These projects primarily represent the next generation of products already being sold by Precimed which incorporate new enhancements and customer modifications.  We commercially launched a portion of these products in 2008 and expect to launch others in 2009.  Several of the other orthopaedic projects acquired have been delayed and two have been cancelled due to the timing of customer adoption, technical difficulties, inability to meet margin goals and feasibility assessments.  These changes are not expected to have a material impact on operating income as these projects have lower margins associated with them.

Cost Savings and Consolidation Efforts
From 2005 to 2008, we recorded charges in other operating expenses related to our ongoing cost savings and consolidation efforts.  Additional information is set forth in Note 10 – “Other Operating Expense” of the Notes to the Condensed Consolidated Financial Statements contained in this report.

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

In the first quarter of 2005, we announced our intent to close our Carson City, NV facility and consolidate the work performed at that facility into our Tijuana, Mexico facility.  That consolidation project was completed in the third quarter of 2007.

In the fourth quarter of 2005, we announced our intent to close our Columbia, MD facility (“Columbia Facility”) and Fremont, CA Advanced Research Laboratory (“ARL”).  We also announced that the manufacturing operations at our Columbia Facility would be moved into our Tijuana Facility and that the research, development and engineering and product development functions at our Columbia Facility and at ARL would relocate to our technology center in Clarence, NY.  The ARL portion of this consolidation project was completed in the fourth quarter of 2006.  The Columbia Facility portion of this consolidation project was completed in the third quarter of 2008.

During the fourth quarter of 2006, we completed a plan for consolidating our corporate and business unit organization structure.  A significant portion of the annual savings from this initiative was reinvested into research and development activities and business growth opportunities.

The total cost of these projects was $24.7 million, which was incurred from 2005 to 2008, and included the following:

a.	Severance and retention - $7.4 million;
b.	Production inefficiencies, moving and revalidation - $4.6 million;
c.	Accelerated depreciation and asset write-offs - $1.1 million;
d.	Personnel - $8.4 million; and
e.	Other - $3.2 million.

All categories of costs were considered to be cash expenditures, except accelerated depreciation and asset write-offs.  All costs incurred during the first quarter of 2008 were included in the Greatbatch Medical business segment.

2007 & 2008 facility shutdowns and consolidations - In the first quarter of 2007, we announced that we would close our Electrochem manufacturing facility in Canton, MA and construct a new 81,000 square foot replacement facility in Raynham, MA.  This initiative was not cost savings driven but capacity driven for the Electrochem group and was completed in the first quarter of 2009.

In the second quarter of 2007, we announced that we would consolidate our corporate offices in Clarence, NY into our existing research and development center also in Clarence, NY after an expansion of that facility was complete.  This expansion and relocation was completed in the third quarter of 2008.

During the second and third quarters of 2008, we reorganized and consolidated various general and administrative and research and development functions throughout the organization in order to optimize those resources with the businesses we acquired in 2007 and 2008.

In the second half of 2008, we ceased manufacturing at our facility in Suzhou, China, which was acquired from Engineered Assemblies Corporation, and closed our leased manufacturing facility in Orchard Park, NY, which was acquired from IntelliSensing LLC.  Additionally, we consolidated our Saignelegier, Switzerland manufacturing facility, which was acquired from Precimed.  The operations of these facilities were relocated to existing facilities that had excess capacity.  The facility in China is being used as a procurement office.

In the fourth quarter of 2008, we approved a plan for the closure of our Teterboro, New Jersey (Electrochem manufacturing), Blaine, Minnesota (Vascular Access manufacturing) and Exton, Pennsylvania (Orthopaedics corporate office) facilities.  The operations at these facilities will be moved to other existing facilities with excess capacity.

The above initiatives are expected to be completed over the next nine months.  The total cost for these facility shutdowns and consolidations is expected to be approximately $14.2 million to $17.5 million, of which $10.8 million has been incurred through April 3, 2009.

The major categories of costs include the following:

a.	Severance and retention - $4.5 million to $5.5 million;
b.	Production inefficiencies, moving and revalidation - $3.0 million to $4.0 million;
c.	Accelerated depreciation and asset write-offs - $3.5 million to $4.0 million;
d.	Personnel - $1.2 million to $1.5 million; and
e.	Other - $2.0 million to $2.5 million.

All categories of costs are considered to be cash expenditures, except accelerated depreciation and asset write-offs.  For the first quarter of 2009, costs relating to these initiatives of $1.0 million and $0.9 million were included in the Greatbatch Medical and Electrochem business segments, respectively.  All costs incurred during the first quarter of 2008 were included in the Electrochem business segment.

Our Financial Results
We utilize a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31st.  For 52-week years, each quarter contains 13 weeks.  The first quarter of 2009 and 2008 ended on April 3, and March 28, respectively.  The commentary that follows should be read in conjunction with our Condensed Consolidated Financial Statements and related notes and with the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K for the fiscal year ended January 2, 2009.

During the first quarter of 2009, we were required to adopt Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion (Including Partial Cash Settlement).”  This FSP requires issuers of convertible debt instruments that may be settled in cash upon conversion, such as the Company’s CSN II as described in Note 6 to the Condensed Consolidated Financial Statements contained in this report, to separately account for the liability and equity components of those instruments in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  This FSP requires retrospective restatement for all prior periods presented in financial statements.  Accordingly, the 2008 Condensed Consolidated Financial Statements presented in this report have been retroactively adjusted to reflect the accounting for FSP APB 14-1 as if it were in effect as of the date CSN II was originally issued.  See Note 2 to the Condensed Consolidated Financial Statements.

	Three months ended
	April 3,	March 28,	$	%
In thousands, except per share data	2009	2008	Change	Change
Greatbatch Medical
CRM/Neuromodulation	$77,267	$65,164	$12,103	19%
Vascular Access	10,733	9,567	1,166	12%
Orthopaedic	34,083	27,786	6,297	23%
Total Greatbatch Medical	122,083	102,517	19,566	19%
Electrochem	17,735	19,637	(1,902)	-10%
Total sales	139,818	122,154	17,664	14%
Cost of sales - excluding amortization of intangible assets	93,954	93,745	209	0%
Cost of sales - amortization of intangible assets	1,700	1,710	(10)	-1%
Total Cost of Sales	95,654	95,455	199	0%
Cost of sales as a % of sales	68.4%	78.1%		-9.7%

Selling, general, and administrative expenses (SG&A)	18,687	18,347	340	2%
SG&A as a % of sales	13.4%	15.0%		-1.6%

Research, development and engineering costs, net (RD&E)	7,875	9,224	(1,349)	-15%
RD&E as a % of sales	5.6%	7.6%		-2.0%

Other operating expense, net	2,803	3,268	(465)	-14%
Operating income (loss)	14,799	(4,140)	18,939	N/A
Operating margin	10.6%	-3.4%		14.0%

Interest expense	4,889	5,078	(189)	-4%
Interest income	(25)	(396)	371	94%
Other (income) expense, net	207	(1,457)	1,664	N/A
Provision (benefit) for income taxes	3,064	(2,920)	5,984	N/A
Effective tax rate	31.5%	39.6%		-8.2%

Net income (loss)	$6,664	$(4,445)	$11,109	N/A
Net margin	4.8%	-3.6%		8.4%
Diluted earnings (loss) per share	$0.28	$(0.20)	$0.48	N/A

Sales

Greatbatch Medical  -  The nature and extent of our selling relationship with each OEM customer is different in terms of component products purchased, selling prices, product volumes, ordering patterns and inventory management.  We have pricing arrangements with our customers that at times do not specify minimum order quantities.  Our visibility to customer ordering patterns is over a relatively short period of time.  Our customers may have inventory management programs and alternate supply arrangements of which we are unaware.  Additionally, the relative market share among the OEM manufacturers changes periodically.  Consequently, these and other factors can significantly impact our sales in any given period.

Our customers may initiate field actions with respect to market-released products.  These actions may include product recalls or communications with a significant number of physicians about a product or labeling issue.  The scope of such actions can range from very minor issues affecting a small number of units to more significant actions.  There are a number of factors, both short-term and long-term, related to these field actions that may impact our results.  In the short-term, if a product has to be replaced, or customer inventory levels have to be restored, component demand will increase.  Also, changing customer order patterns due to market share shifts or accelerated device replacements may also have a positive or negative impact on our sales results in the near-term.  These same factors may have longer-term implications as well.  Customer inventory levels may ultimately have to be rebalanced to match demand.

Greatbatch Medical sales increased 19% for the first quarter of 2009 when compared to the same period of 2008.  This growth was driven by CRM and Neuromodulation revenue and the benefit of a full quarter of Orthopaedic operations ($8 million) as compared to the first quarter 2008.  Offsetting that increase was approximately $3 million of foreign currency impact on our Orthopaedic sales.  Greatbatch Medical organic constant currency growth for the quarter was approximately 13%.

CRM and Neuromodulation revenue of $77.3 million for the quarter increased 19% over the prior year.  The first quarter’s results benefited from strong feedthrough, coated component and medical battery revenue partially offset by lower capacitor sales.  CRM revenue is significantly impacted each quarter due to the timing of various customer product launches, shifts in customer market share, customer inventory management initiatives as well as marketplace field actions.  Additionally, CRM revenue is impacted by the overall market growth for implantable devices.  Given the current market conditions we anticipate that our customers will continue to aggressively manage inventory levels for the remainder of 2009.  We continuously work with our customers to provide them cost effective technological advances to enable them to bring solutions to market, which ultimately drives our revenue growth.

First quarter revenues for the Vascular Access product line were $10.7 million, compared to the prior year quarter revenues of $9.6 million.  This increase was primarily due to higher sales of introducer products due to customer inventory builds, which may impact revenues for the remainder of the year, partially offset by lower catheter revenue.

Orthopaedic product line revenues were $34.1 million for the quarter compared to $27.8 million for first quarter 2008.  First quarter year over year comparisons for Orthopaedic sales include the benefit of a full quarter of revenues from the acquisitions completed during the first quarter of 2008 of approximately $8 million, partially offset by foreign currency exchange rate fluctuations of approximately $3 million and the effect of current market conditions.  Orthopaedic sales during the first three quarters of 2008 benefited from the release of excess backlog that was on hand at the time of the Precimed acquisition, which has since been fulfilled.

Electrochem - We have pricing arrangements with our customers that many times do not specify minimum quantities.  Our visibility to customer ordering patterns is over a relatively short period of time.

First quarter 2009 sales for the Electrochem business segment were $17.7 million, compared to $19.6 million in the first quarter of 2008.  The decrease in sales was a result of current market conditions, which caused customers to reduce inventory levels and push back projects, primarily in our energy markets.  We continue to actively manage our business so that we will be better suited to meet the needs of our customers once the markets recover.

2009 Sales Outlook - We continue to expect our full year 2009 sales will be in the range of $550 million to $600 million.  This revenue projection assumes that we will continue to grow faster than our underlying market by leveraging our diversified revenue base and our strength in the development and manufacturing of custom technologies for our customers.  These growth projections may be impacted by a variety of factors including a softening in the orthopaedic and commercial energy markets, potential delays in elective surgeries, the current financial market unrest, changes in exchange rates and changes in the health care reimbursement policies.  Within the markets we serve, the orthopaedic market represents the least predictable market due to the elective nature of many of the surgeries and procedures in which our products are used.

Cost of sales

Changes from the prior year to cost of sales as a percentage of sales were primarily due to the following:

Three months ended
April 3, 2009
Inventory step-up amortization(a)	-5.3%
Lower excess capacity (b)	-3.7%
Foreign currency (c)	-0.5%
Other	-0.2%
Total percentage point change to cost of sales as a percentage of sales	-9.7%

(a)
In connection with our acquisitions in the first quarter of 2008 and fourth quarter of 2007, the value of inventory on hand was stepped-up to reflect the fair value at the time of acquisition.  The amortization of inventory step-up, which is recorded as Cost of Sales – Excluding Intangible Amortization, was $6.4 million.  As of the end of the first quarter of 2008, there was no additional inventory step-up remaining to be amortized.

(b)
This decrease in cost of sales as a percent of sales is primarily due to lower excess capacity as a result of higher production of Greatbatch Medical products (mainly coated components and feedthroughs), which absorbed a higher amount of fixed costs such as plant overhead and depreciation.  Additionally, our cost of sales percentage benefited from our plant consolidations in 2008, which further reduced our excess capacity.

(c)
Due to the volatility in the markets, during the first quarter of 2009 the value of the U.S. dollar strengthened significantly in comparison to the Mexican Peso.  This foreign currency exchange rate fluctuation resulted in a lower cost of sales as a percentage of sales at our Tijuana Mexico facility which has Peso denominated expenses but sales which are in U.S. Dollars.  The Company should continue to realize this benefit for the remainder of 2009 as a result of the Mexican Peso foreign currency contract entered into in February 2009.  See Note 12 – “Commitments and Contingencies” of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q for additional information about our foreign currency contracts.

We expect our cost of sales as a percentage of sales to decrease over the next several years as a result of our “Lean” initiatives and continued consolidation efforts.   Additionally, in the long term new product introductions resulting from current research and development efforts will help drive margin expansion.

SG&A expenses

Changes from the prior year to SG&A expenses were due to the following (in thousands):

Three months ended
April 3, 2009
Litigation fees (a)	$(626)
Rebranding initiative (b)	255
Personnel costs (c)	635
Other	76
Net increase in SG&A	$340

(a)	Amount represents decreased costs incurred in connection with a patent infringement action which went to trial in 2008 – see “Litigation.”
(b)
During the first quarter of 2009, we launched a new branding initiative to unify our existing businesses under a common vision and consolidated our medical entities under a single brand — “Greatbatch Medical.”  These increased costs primarily relate to consulting costs and the replacement of collateral material in connection with this new branding initiative.

(c)	Amount represents costs associated with employee merit increases as well as increased sales and marketing headcount, as we invested in our sales force in order to drive future revenue growth.

SG&A expenses as a percentage of sales decreased 160 basis points to 13.4% compared to the first quarter 2008.  This improvement reflects the various cost cutting and integration initiatives implemented over the last twelve months and our efforts to leverage our current operations.

RD&E expenses

Net RD&E costs are as follows (in thousands):

	Three months ended
	April 3,	March 28,
	2009	2008

Research and development costs	$4,501	$5,445

Engineering costs	5,956	5,912
Less cost reimbursements	(2,582)	(2,133)
Engineering costs, net	3,374	3,779
Total research and development and engineering costs, net	$7,875	$9,224

The decrease in total RD&E costs for the first quarter of 2009 was primarily a result of the realignment of these functions in the second quarter of 2008.  Reimbursement on product development projects is dependent upon the timing of the achievement of milestones and are netted against gross spending.  We expect RD&E to increase as a percentage of sales for the remainder of 2009 as we continue to invest resources in the development of new technologies in order to provide solutions to our customers and ultimately drive long-term growth.

Other Operating Expense

Acquired IPR&D - Approximately $2.2 million of the Precimed purchase price represents the estimated fair value of IPR&D projects acquired.  These projects had not yet reached technological feasibility and had no alternative future use as of the acquisition date, thus were immediately expensed on the date of acquisition.

The remaining other operating expenses are comprised of the following costs (in thousands):

	Three months ended
	April 3,	March 28,
	2009	2008

(a) 2005 & 2006 facility shutdowns and consolidations	$-	$224
(a) 2007 & 2008 facility shutdowns and consolidations	1,899	106
(b) Integration costs	863	660
Asset dispositions and other	41	38
	$2,803	$1,028

(a)	Refer to the “Cost Savings and Consolidation Efforts” discussion for disclosure related to the timing and level of remaining expenditures for these items as of April 3, 2009.
(b)
For the first quarter of 2009 and 2008, we incurred costs related to the integration of the companies acquired in 2007 and 2008.  The integration initiatives include the implementation of the Oracle ERP system, training and compliance with policies as well as the implementation of lean manufacturing and six sigma initiatives.  The expenses are primarily for consultants, relocation and travel costs that will not be required after the integrations are completed.

In 2009, consolidation and integration expenses are expected to be approximately $10 million to $13 million.

Interest expense and interest income

Interest expense and interest income for the first quarter of 2009 decreased in comparison to the same period of 2008 primarily due to lower rates paid/earned on the outstanding balances resulting from the lower interest rate environment in 2009 compared to 2008, as well as lower outstanding principal balances on our investment securities.  We expect interest expense to gradually decline as we use excess cash flow from operations to pay down long-term debt.

Other (income) expense, net

Gain on foreign currency contracts - In December 2007, we entered into a forward contract to purchase 80,000,000 Swiss Francs (“CHF”), at an exchange rate of 1.1389 CHF per one U.S. dollar, in order to partially fund our acquisition of Precimed, which was payable in Swiss Francs.  In January 2008, we entered into an additional forward contract to purchase 20,000,000 CHF at an exchange rate of 1.1156 per one U.S. dollar.  We entered into a similar foreign exchange contract in January 2008 in order to fund our acquisition of DePuy Orthopaedics’ Chaumont, France facility (the “Chaumont Facility”), which was payable in Euros.  The net result of the above transactions was a gain of $2.4 million, $1.6 million of which was recorded in the first quarter of 2008 as Other Income, Net.

Provision (benefit) for income taxes

The effective tax rate for the first quarter of 2009 was 31.5% compared to 39.6% for the first quarter of 2008.  The 2009 first quarter effective tax rate is less than the U.S. federal statutory rate as it includes the favorable impact of the Swiss tax holiday and federal research and development tax credit.  The 2008 first quarter effective tax rate exceeds the U.S. federal statutory rate as it included the impact of $2.2 million of acquired IPR&D written off in connection with the Precimed acquisition which was not deductible for tax purposes.  Additionally, the 2008 first quarter effective tax rate is higher due to expiration of the federal research and development tax credit at the end of 2007 which was not reinstated until the fourth quarter of 2008.  We expect our effective tax rate (excluding discrete items) to be approximately 32% for 2009.

Liquidity and Capital Resources

	April 3,	January 2,
(Dollars in millions)	2009	2009

Cash and cash equivalents(a)	$15.1	$22.1
Working capital (b)	$162.6	$142.2
Current ratio (b)	3.1:1.0	2.5:1.0

(a)	Cash and cash equivalents decreased primarily due to normal capital expenditures as well as cash payments in connection with our compensation programs accrued in 2008.
(b)
Our working capital and current ratio increased in comparison to year-end amounts as cash flow from operations during the quarter were used to fund working capital accounts (i.e. increases in receivables and inventory, decreases in accounts payable and accrued expenses) and due to the timing of payments.  We anticipate working off these excess capital account levels over the next several quarters.

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

The Credit Facility contains limitations on the incurrence of indebtedness, limitations on the incurrence of liens and licensing of intellectual property, limitations on investments and restrictions on certain payments.  Except to the extent paid for by common equity of Greatbatch or paid for out of cash on hand, the Credit Facility limits the amount paid for acquisitions in total to $100 million.  The restrictions on payments, among other things, limit repurchases of our stock to $60 million and limits the ability of the Company to make cash payments upon conversion of CSN II.  These limitations can be waived upon the Company’s request and approval of a simple majority of the lenders.

The Credit Facility also requires us to maintain a ratio of adjusted EBITDA, as defined in the credit agreement, to interest expense of at least 3.00 to 1.00, and a total leverage ratio, as defined in the credit agreement, of not greater than 5.00 to 1.00 from May 22, 2007 through September 29, 2009 and not greater than 4.50 to 1.00 from September 30, 2009 and thereafter.  As of April 3, 2009, we are in compliance with the required covenants.

The Credit Facility contains customary events of default.  Upon the occurrence and during the continuance of an event of default, a majority of the lenders may declare the outstanding advances and all other obligations under the Credit Facility immediately due and payable.

The weighted average interest rate on borrowings under our revolving line of credit as of April 3, 2009, which does not include the impact of the interest rate swaps described below, was 2.7%.  Interest rates reset based upon the six-month ($111 million), three-month ($2 million), two-month ($13 million) and one-month ($5 million) LIBOR rate.

As of April 3, 2009, we had $104 million available under our revolving line of credit.  Based upon our current capital needs, we anticipate utilizing free cash flow (cash flow from operations less capital expenditures) to make principal payments on our revolving line of credit.  As of April 3, 2009, we have outstanding $30.5 million of 2.25% convertible subordinated notes due 2013, which contain a put option exercisable on June 15, 2010.  We believe that our cash flow from operations, as well as availability under our existing line of credit will be sufficient to fund the repayment of these notes if put to us.  The remaining $197.8 million of convertible subordinated notes are not due until 2013 and do not have a put option.

Operating activities - Net cash flows from operating activities for the first quarter of 2009 were $0.06 million, as net income excluding non-cash items (i.e. depreciation, amortization, stock-based compensation, non-cash gains/losses) was used to fund working capital accounts (i.e. increases in receivables and inventory, decreases in accounts payable and accrued expenses) and due to the timing of payments.  We anticipate working off these excess capital account levels over the next several quarters which will generate increased cash flow from operations.

We anticipate that cash flow from operations will be sufficient to meet our operating, capital expenditure and debt service needs, other than for any potential acquisitions.  Included in accounts receivable as of April 3, 2009 is a $14.3 million value added tax (“VAT”) receivable with the French government related to inventory purchases for the Chaumont Facility.  Subsequent to the end of the first quarter, we received approval for the payment of $6.4 million of this receivable, which is expected to be collected in the second quarter of 2009.    The remaining balance of this receivable is now subject to the normal VAT payment cycle, generally 30 – 60 days after filing the claim.  This receivable is denominated in Euros and is subject to foreign currency risk, which could be material.

Investing activities - Net cash used in investing activities for the first quarter of 2009 were $5.2 million and was primarily related to routine capital expenditures.

Our current expectation for the remainder of 2009 is that capital spending will be in the range of $25 million to $35 million, of which approximately half is discretionary in nature.  These purchases relate to routine investments to support our internal growth and maintain our technology leadership.  We anticipate cash flow from operations will be sufficient to fund these capital expenditures.  We regularly engage in discussions relating to potential acquisitions.  Going forward, we will continue to consider strategically targeted and opportunistic acquisitions.

Financing activities - Cash flow used for financing activities for the first quarter of 2009 primarily related to $1.0 million net repayment of long-term borrowings on our revolving line of credit.  We continually assess our financing facilities and capital structure to ensure liquidity and capital levels are sufficient to meet our strategic objectives.  In the future, we may adjust our capital structure in order to maximize our funding and as funding opportunities present themselves. Our current expectation is that we will use excess cash flow from operations to fund routine capital expenditures and pay down long-term debt.

Capital Structure - At April 3, 2009, our capital structure consisted of $228.2 million of convertible subordinated notes, $131.0 million of debt under our revolving line of credit and 23.2 million shares of common stock outstanding.  Additionally, we had $15.1 million in cash and cash equivalents which is sufficient to meet our short-term operating cash needs.  If necessary, we have access to $104 million under our available line of credit and are authorized to issue 100 million shares of common stock and 100 million shares of preferred stock.  The market value of our outstanding common stock since our initial public offering has exceeded our book value; accordingly, we believe that if needed we can access public markets to raise additional capital.  Our capital structure allows us to support our internal growth and provides liquidity for corporate development initiatives.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements within the meaning of Item 303(a)(4) of Regulation S-K.

Contractual Obligations
The following table summarizes our significant contractual obligations at April 3, 2009:

	Payments due by period
CONTRACTUAL OBLIGATIONS	Total	Remainder 2009	2010-2011	2012-2013	After 2013

Long-Term Debt Obligations (a)	$393,521	$7,290	$48,863	$337,368	$-
Operating Lease Obligations (b)	12,596	2,041	4,059	3,497	2,999
Purchase Obligations (b)	15,636	15,636	-	-	-
Foreign Currency Contracts (b)	6,061	6,061	-	-	-
Pension Obligations (c)	9,273	505	1,523	1,925	5,320
Total	$437,087	$31,533	$54,445	$342,790	$8,319

(a)
Includes the annual interest expense on our convertible debentures of 2.25%, which is paid semi-annually.  These amounts assume the June 2010 put option is exercised on the $30.5 million of 2.25% convertible subordinated notes outstanding issued in May 2003.  Also includes the expected interest expense on the $131.0 million outstanding on our line of credit based upon the period end weighted average interest rate of 3.5%, which includes the impact of our interest rate swaps outstanding.  See Note 6 – “Long-Term Debt” of the Notes to the Condensed Consolidated Financial Statements for additional information about our long-term debt obligations.

(b)
See Note 12 – “Commitments and Contingencies” of the Notes to the Condensed Consolidated Financial Statements for additional information about our operating lease, purchase obligations and foreign currency contracts.

(c)
See Note 7 – “Pension Plans” of the Notes to the Condensed Consolidated Financial Statements for additional information about our pension plan obligations. These amounts do not include any potential future contributions to our pension plan that may be necessary if the rate of return earned on pension plan assets is not sufficient to fund the rate of increase of our pension liability.  The Company is currently evaluating the alternatives available to reduce the underfunded status of its defined benefit pension plans, which could include making a cash contribution. As of January 2, 2009, the latest measurement date, our actuarially determined pension liability exceeded the plans assets by $6.0 million.

The above table does not reflect $4.9 million of unrecognized tax benefits as we are uncertain as to if or when such amounts may be settled.  Refer to Note 11 – “Income Taxes” of the Notes to the Condensed Consolidated Financial Statements for additional information about these unrecognized tax benefits.

Litigation
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

As previously reported, on June 12, 2006, Enpath Medical, Inc. (“Enpath”), a subsidiary of the Company, was named as defendant in a patent infringement action filed by Pressure Products Medical Supplies, Inc. (“Pressure Products”) in which Pressure Products alleged that Enpath’s FlowGuard™ valved introducer, which has been on the market for more than four years, and Enpath’s ViaSeal™ prototype introducer, which has not been sold, infringes claims in Pressure Products patents.  After trial, a jury found that Enpath infringed the Pressure Products patents, but not willfully, and awarded damages in the amount of $1.1 million.  Enpath has appealed the judgment to the U.S. Court of Appeals for the Federal Circuit, and oral arguments were heard before that tribunal on April 21, 2009.  As a result of a post-trial motion and pending the appeal, Enpath is permitted to continue to sell FlowGuard™ provided that Enpath pays into an escrow fund a royalty of between $1.50 and $2.25 for each sale of a FlowGuard™ valved introducer.  The amount accrued as escrow during the first quarter of 2009 was $0.6 million and $1.1 million in total as of April 3, 2009.  The trial court has scheduled a hearing for June 16, 2009 to consider whether to continue to permit sales of FlowGuard™ pending the decision on the appeal.

During 2002, a former non-medical customer commenced an action alleging that Greatbatch had used proprietary information of the customer to develop certain products.  We believe the Company has meritorious defenses and are vigorously defending the matter.  The potential risk of loss is up to $1.7 million.

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

Impact of Recently Issued Accounting Standards
In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers' Disclosures about Postretirement Benefit Plan Assets.”  This FSP provides guidance on disclosures about plan assets of defined benefit pension or other postretirement plans and requires more transparency about the assets held by retirement plan and the concentrations of risk in those plans.  This FSP is effective for fiscal years beginning after December 15, 2009.  Accordingly, we will make the disclosures required by this FSP beginning in fiscal year 2010.

Application of Critical Accounting Estimates
Our unaudited Condensed Consolidated Financial Statements are based on the selection of accounting policies and the application of significant accounting estimates, some of which require management to make significant assumptions.  We believe that some of the more critical estimates and related assumptions that affect our financial condition and results of operations are in the areas of inventories, goodwill and other identifiable intangible assets, tangible long-lived assets, share-based compensation and income taxes.  For further information, refer to Item 7 “Managements Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 “Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the year ended January 2, 2009.  During the three months ended April 3, 2009, we did not change or adopt any new accounting policies that had a material effect on our Condensed Consolidated Financial Statements other than our accounting for our convertible subordinated notes as follows:

During the first quarter of 2009, we were required to adopt FSP APB 14-1, “Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion (Including Partial Cash Settlement).”  This FSP requires issuers of convertible debt instruments that may be settled in cash upon conversion, such as our CSN II as described in Note 6 to the Condensed Consolidated Financial Statements, to separately account for the liability and equity components of those instruments in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  As a result, we first determined the carrying amount of the liability component of CSN II by measuring the fair value of a similar liability that does not have the associated conversion option.  The carrying amount of the conversion option was then determined by deducting the fair value of the liability component from the initial proceeds received from the issuance of CSN II. The carrying amount of the conversion option was recorded as Additional Paid-In Capital with an offset to Long-Term Debt.  The carrying amount of the conversion option is being amortized to Interest Expense using the effective interest rate method over the expected life of a similar liability that does not have the associated conversion option.

Deferred financing fees incurred in connection with the issuance of CSN II, previously recorded as Other Assets, were allocated to the liability and equity components in proportion to the allocation of proceeds between the liability and equity components.  The deferred financing fees allocated to the debt component are being amortized to Interest Expense over the expected life of CSN II.  The deferred financing fees allocated to the equity component were recorded as an offset to Stockholders’ Equity.

This FSP requires retrospective restatement for all prior periods presented in financial statements.  Accordingly, the 2008 Condensed Consolidated Financial Statements presented in this report have been retroactively adjusted to reflect the accounting for FSP APB 14-1 as if it were in effect as of the date CSN II was originally issued.  See Note 2 to the Condensed Consolidated Financial Statements for information on the impact of FSP APB 14-1 on the 2008 Condensed Consolidated Financial Statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We have significant foreign operations in France, Mexico and Switzerland, which exposes the Company to foreign currency exchange rate fluctuations due to transactions denominated in Euros, Pesos and Swiss Francs, respectively.  We continuously evaluate our foreign currency risk and will take action from time to time in order to best mitigate these risks, which includes the use of various derivative instruments such as forward currency exchange contracts.  A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency exposures would have had an impact of approximately $10 million on our annual sales.  This amount is not indicative of the hypothetical net earnings impact due to partially offsetting impacts on cost of sales and operating expenses in those currencies.  We estimate that foreign currency exchange rate fluctuations during the first quarter of 2009, reduced sales in comparison to the first quarter of 2008 by approximately $3 million.

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

In February 2009, we entered into a forward contract to purchase 10 million Mexican pesos per month from March 2009 to December 2009 at an exchange rate of 14.85 pesos per one U.S. dollar.  This contract was entered into in order to hedge the risk of peso-denominated payments associated with the operations at the Company’s Tijuana, Mexico facility.  This contract was accounted for as a cash flow hedge and had a fair value of $0.4 million as of April 3, 2009.

We translate all assets and liabilities of our foreign operations of Precimed and the Chaumont Facility at the period-end exchange rate and translate sales and expenses at the average exchange rates in effect during the period.  The net effect of these translation adjustments is recorded in the Condensed Consolidated Financial Statements as Comprehensive Income (Loss).  The translation adjustment for the first quarter of 2009 was a $3.9 million loss.  The aggregate translation adjustment as of April 3, 2009 is a loss of $4.1 million.  Translation adjustments are not adjusted for income taxes as they relate to permanent investments in our foreign subsidiaries.  Foreign currency transaction gains and losses included in Other (Income) Expense, Net in the Condensed Consolidated Statements of Operations and Comprehensive Income amounted to expense of $0.2 million during the first quarter of 2008.  A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency net assets would have had an impact of approximately $9 million on our foreign net assets as of April 3, 2009.

At April 3, 2009, we had $131.0 million outstanding debt under our revolving line of credit that bears interest at fluctuating market rates based upon the LIBOR rate, thus exposing the Company to interest rate fluctuations.  To help mitigate this risk, during 2008, we entered into three notional receive floating-pay fixed interest rate swaps indexed to the six-month LIBOR rate.  The objective of these swaps is to hedge against potential changes in cash flows on the portion of our revolving line of credit indexed to the six-month LIBOR rate.  No credit risk was hedged.  The receive variable leg of the swap and the variable rate paid on the revolving line of credit bear the same rate of interest, excluding the credit spread, and reset and pay interest on the same dates.
Information regarding the Company’s outstanding interest rate swaps is as follows:

						Current	Fair
					Pay	receive	value
	Type of	Notional	Start	End	fixed	floating	April 3,
Instrument	hedge	amount	date	date	rate	rate	2009
		(In thousands)					(In thousands)
Interest rate swap	Cash flow	$80,000	3/5/2008	7/7/2010	3.09%	1.75%	$(1,354)
Interest rate swap	Cash flow	18,000	12/18/2008	12/18/2010	2.00%	2.17%	(50)
Interest rate swap	Cash flow	50,000	7/7/2010	7/7/2011	2.16%	6M LIBOR	(7)
		$148,000			2.64%		$(1,411)

The estimated fair value of the interest rate swap agreements represents the amount the Company expects to pay to terminate the contracts.  No portion of the change in fair value of the interest rate swaps during the first three months of 2009 was considered ineffective.  The amount recorded as additional interest expense during the first three months of 2009 related to interest rate swaps was $0.2 million.

A hypothetical 10% change in the LIBOR interest rate to the remaining $33 million of floating rate debt would have had an impact of approximately $0.07 million on our annual interest expense.  This amount is not indicative of the hypothetical net earnings impact due to partially offsetting impacts on our short-term investments and cash and cash equivalents to interest income.

ITEM 4.  CONTROLS AND PROCEDURES.

a.   Evaluation of Disclosure Controls and Procedures.

Our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the SEC as of April 3, 2009.  These disclosure controls and procedures have been designed to provide reasonable assurance that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms.

Based on their evaluation, as of April 3, 2009, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.

b. Changes in Internal Control Over Financial Reporting.

We completed the following acquisitions during 2008:

•	P Medical Holding SA on January 7, 2008
•	DePuy Orthopaedics’ Chaumont, France manufacturing facility on February 11, 2008

We believe that the internal controls and procedures of the above mentioned acquisitions are reasonably likely to have materially affected our internal control over financial reporting for the quarter in which they occurred and thereafter.  We are currently in the process of incorporating the internal controls and procedures of these acquisitions into our internal controls over financial reporting.

The Company continues to extend its Section 404 compliance program under the Sarbanes-Oxley Act of 2002 (the “Act”) and the applicable rules and regulations under such Act to include these acquisitions.  However, the Company excluded the 2008 acquisitions listed above from management’s assessment of the effectiveness of internal control over financial reporting as of January 2, 2009, as permitted by the guidance issued by the Office of the Chief Accountant of the Securities and Exchange Commission.  The Company will report on its assessment of the internal controls of its combined operations within the time period provided by the Act and the applicable SEC rules and regulations concerning business combinations.

There were no other changes in the registrant’s internal control over financial reporting during our last fiscal quarter to which this Quarterly Report on Form 10-Q relates that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting, other than the above mentioned acquisitions.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Refer to those legal proceedings as previously disclosed in the Company’s Form 10-K for the year ended January 2, 2009.

ITEM 1A.  RISK FACTORS.

There have been no material changes in risk factors as previously disclosed in the Company’s Form 10-K for the year ended January 2, 2009.

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

Dated: May 12, 2009	GREATBATCH, INC.

	By	/s/ Thomas J. Hook
Thomas J. Hook
President and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Thomas J. Mazza
Thomas J. Mazza
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

	By	/s/ Marco F. Benedetti
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