Form 10-Q
period 2009-07-03
GREATBATCH, INC.
filed 2009-08-11
CIK 1114483

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter ended July 3, 2009

Commission File Number 1-16137

GREATBATCH, INC.
(Exact name of Registrant as specified in its charter)

Delaware
(State of incorporation)

16-1531026
(I.R.S. employer identification no.)

10000 Wehrle Drive
Clarence, New York
14031
(Address of principal executive offices)

(716) 759-5600
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐  No ☒

The number of shares outstanding of the Company’s common stock, $0.001 par value per share, as of August 10, 2009 was: 23,183,871 shares.

GREATBATCH, INC.
TABLE OF CONTENTS FOR FORM 10-Q
AS OF AND FOR THE THREE AND SIX MONTHS ENDED JULY 3, 2009

PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GREATBATCH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS - Unaudited
(in thousands except share and per share data)

	As of
	July 3,	January 2,
	2009	2009 (1)
ASSETS
Current assets:
Cash and cash equivalents	$19,003	$22,063
Accounts receivable, net of allowance for doubtful accounts of $2.5 million in 2009 and $1.6 million in 2008	86,533	86,364
Inventories, net of reserve	116,400	112,304
Deferred income taxes	2,928	8,086
Prepaid expenses and other current assets	11,299	6,754
Total current assets	236,163	235,571
Property, plant and equipment, net	159,410	166,668
Amortizing intangible assets, net	85,740	90,259
Trademarks and tradenames	36,122	36,130
Goodwill	302,137	302,221
Deferred income taxes	2,316	1,942
Other assets	15,967	15,242
Total assets	$837,855	$848,033
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$30,450	$-
Accounts payable	36,595	48,727
Income taxes payable	501	4,128
Accrued expenses and other current liabilities	34,096	40,497
Total current liabilities	101,642	93,352
Long-term debt	277,379	314,384
Deferred income taxes	56,049	57,905
Other long-term liabilities	7,858	7,601
Total liabilities	442,928	473,242
Stockholders' equity:
Preferred stock, $0.001 par value, authorized 100,000,000 shares; no shares issued or outstanding in 2009 or 2008	-	-
Common stock, $0.001 par value, authorized 100,000,000 shares; 23,183,838 shares issued and outstanding in 2009 and 22,970,916 shares issued and 22,943,176 shares outstanding in 2008	23	23
Additional paid-in capital	289,438	283,322
Treasury stock, at cost, no shares in 2009 and 27,740 shares in 2008	-	(741)
Retained earnings	108,489	95,263
Accumulated other comprehensive loss	(3,023)	(3,076)
Total stockholders’ equity	394,927	374,791
Total liabilities and stockholders' equity	$837,855	$848,033

(1) Retroactively adjusted - See Note 2.

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREATBATCH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME - Unaudited
(in thousands except per share data)

	Three months ended		Six months ended
	July 3,	June 27,	July 3,	June 27,
	2009	2008 (1)	2009	2008 (1)

Sales	$134,725	$141,648	$274,543	$263,802
Cost of sales	93,253	101,053	188,907	196,508
Gross profit	41,472	40,595	85,636	67,294
Operating expenses:
Selling, general and administrative expenses	17,885	18,657	36,572	37,004
Research, development and engineering costs, net	8,694	7,705	16,569	16,929
Acquired in-process research and development	-	-	-	2,240
Other operating expense, net	2,424	2,881	5,227	3,909
Total operating expenses	29,003	29,243	58,368	60,082
Operating income	12,469	11,352	27,268	7,212
Interest expense	4,930	4,889	9,819	9,967
Interest income	(2)	(125)	(27)	(521)
Other (income) expense, net	(604)	94	(397)	(1,363)
Income (loss) before provision (benefit) for income taxes	8,145	6,494	17,873	(871)
Provision (benefit) for income taxes	1,583	1,781	4,647	(1,139)
Net income	$6,562	$4,713	$13,226	$268

Earnings per share:
Basic	$0.29	$0.21	$0.58	$0.01
Diluted	$0.28	$0.21	$0.56	$0.01

Weighted average shares outstanding:
Basic	22,960	22,536	22,887	22,461
Diluted	23,855	22,639	23,900	22,570

Comprehensive income:
Net income	$6,562	$4,713	$13,226	$268
Foreign currency translation gain (loss)	3,934	(1,929)	17	5,280
Unrealized gain (loss) on cash flow hedges, net of tax	(230)	786	36	325
Unrealized gain (loss) on short-term investments available for sale, net of tax	-	(15)	-	20
Comprehensive income	$10,266	$3,555	$13,279	$5,893

(1) Retroactively adjusted - See Note 2.

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREATBATCH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited
(in thousands)

	Six months ended
	July 3,	June 27,
	2009	2008 (1)
Cash flows from operating activities:
Net income	$13,226	$268
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,473	28,895
Stock-based compensation	4,918	5,453
Acquired in-process research and development	-	2,240
Other non-cash (gains) losses	49	(41)
Deferred income taxes	2,943	(607)
Changes in operating assets and liabilities:
Accounts receivable	74	(16,018)
Inventories	(4,151)	(914)
Prepaid expenses and other current assets	(163)	141
Accounts payable	(11,494)	11,160
Accrued expenses and other current liabilities	(3,490)	(423)
Income taxes payable	(3,649)	(2,791)
Net cash provided by operating activities	21,736	27,363

Cash flows from investing activities:
Purchase of short-term investments	-	(2,010)
Proceeds from maturity/disposition of short-term investments	-	7,469
Acquisition of property, plant and equipment	(10,874)	(20,048)
Purchase of cost method investments	(1,050)	(2,500)
Acquisitions, net of cash acquired	-	(105,197)
Other investing activities	(589)	210
Net cash used in investing activities	(12,513)	(122,076)

Cash flows from financing activities:
Principal payments of long-term debt	(23,000)	(34,690)
Proceeds from issuance of long-term debt	12,000	117,000
Debt issuance costs	-	(15)
Issuance of common stock	49	151
Excess tax benefits from stock-based awards	5	17
Repurchase of treasury stock	(741)	(793)
Net cash provided by (used in) financing activities	(11,687)	81,670

Effect of foreign currency exchange rates on cash and cash equivalents	(596)	(419)
Net decrease in cash and cash equivalents	(3,060)	(13,462)
Cash and cash equivalents, beginning of year	22,063	33,473
Cash and cash equivalents, end of period	$19,003	$20,011

(1) Retroactively adjusted - See Note 2.

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREATBATCH, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY - Unaudited
(in thousands)

							Accumulated
			Additional	Treasury			Other	Total
	Common Stock		Paid-In	Stock		Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Earnings	Loss	Equity

Balance, January 2, 2009 (1)	22,971	$23	$283,322	(28)	$(741)	$95,263	$(3,076)	$374,791
Stock-based compensation	-	-	2,791	-	-	-	-	2,791
Net shares issued under stock incentive plans	18	-	-	-	-	-	-	-
Income tax benefit from stock options and restricted stock	-	-	51	-	-	-	-	51
Shares contributed to 401(k) Plan	195	-	3,274	28	741	-	-	4,015
Net income	-	-	-	-	-	13,226	-	13,226
Total other comprehensive income	-	-	-	-	-	-	53	53
Balance, July 3, 2009	23,184	$23	$289,438	-	$-	$108,489	$(3,023)	$394,927

(1) Retroactively adjusted - See Note 2.

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information (Accounting Principles Board Opinion (“APB”) No. 28, Interim Financial Reporting) and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America.  Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole.  In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of Greatbatch, Inc. and its wholly-owned subsidiary Greatbatch Ltd. (collectively “Greatbatch” or the “Company”) for the periods presented.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales, expenses, and related disclosures at the date of the financial statements and during the reporting period.  Actual results could differ from these estimates.  The January 2, 2009 condensed consolidated balance sheet data, as retroactively adjusted (see note 2), was derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.  For further information, refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended January 2, 2009.  The Company utilizes a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31st.  For 52-week years, each quarter contains 13 weeks.  The second quarter of 2009 and 2008 each contained 13 weeks and ended on July 3, and June 27, respectively.  The Company has evaluated subsequent events through August 11, 2009, the date of issuance of our condensed consolidated financial statements.  The Company has revised its Condensed Consolidated Statements of Operations to include a presentation of Gross Profit and to combine intangible amortization expense related to cost of sales with Cost of Sales, which was previously broken out separately.

2.	APPLICATION OF NEW ACCOUNTING POLICY

Beginning in 2009, the Company was required to adopt Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” as it was determined that Emerging Issues Task Force Issue 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” did not impact the Company’s determination that its convertible subordinated notes are indexed to its own stock.  Thus, the conversion feature of the subordinated notes remains eligible for the paragraph 11(a) scope exception of Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” and is not required to be accounted for as a derivative instrument. This FSP requires retrospective restatement for all prior periods presented in financial statements.

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

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

The carrying amount of the conversion option is being amortized to Interest Expense using the effective interest rate method over the expected life of a similar liability without a conversion option. Deferred financing fees incurred in connection with the issuance of CSN II, previously recorded as Other Assets, were allocated to the liability and equity components in proportion to the allocation of proceeds between the liability and equity components. The deferred financing fees allocated to the debt component are being amortized to Interest Expense over the expected life of CSN II.  The deferred financing fees allocated to the equity component were recorded as an offset to Stockholders’ Equity. The 2008 Condensed Consolidated Financial Statements presented in this quarterly report have been retroactively adjusted to reflect the adoption of FSP APB 14-1 as if it were in effect on the date CSN II were originally issued. The following table provides the impact of FSP APB 14-1 on the 2008 Condensed Consolidated Financial Statements:

	As Previously	FSP APB 14-1	Adjusted
(in thousands except per share amounts)	Reported	Adjustment	Amounts
Condensed Consolidated Balance Sheet
(As of January 2, 2009)
ASSETS
Other assets	$16,140	$(898)	$15,242
Total assets	848,931	(898)	848,033

LIABILITIES
Long-term debt	$352,920	$(38,536)	$314,384
Deferred income taxes - noncurrent	44,306	13,599	57,905
Total liabilities	498,179	(24,937)	473,242

STOCKHOLDERS' EQUITY
Additional paid-in capital	$251,772	$31,550	$283,322
Retained earnings	102,774	(7,511)	95,263
Total stockholders' equity	350,752	24,039	374,791
Total liabilities and stockholders' equity	848,931	(898)	848,033

Condensed Consolidated Statement of Operations
(Three months ended June 27, 2008)
Interest expense	$3,209	$1,680	$4,889
Income before provision for income taxes	8,174	(1,680)	6,494
Provision for income taxes	2,369	(588)	1,781
Net income	5,805	(1,092)	4,713

Earnings per share:
Basic	$0.26	$(0.05)	0.21
Diluted	0.25	(0.04)	0.21
(Six months ended June 27, 2008)
Interest expense	$6,640	$3,327	$9,967
Income (loss) before provision (benefit) for income taxes	2,456	(3,327)	(871)
Provision (benefit) for income taxes	25	(1,164)	(1,139)
Net income	2,431	(2,163)	268

Earnings per share:
Basic	$0.11	$(0.10)	$0.01
Diluted	0.11	(0.10)	0.01

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

	As Previously	FSP APB 14-1	Adjusted
(in thousands except per share amounts)	Reported	Adjustment	Amounts
Condensed Consolidated Statement of Cash Flows
(Six months ended June 27, 2008)
Net income	$2,431	$(2,163)	$268
Depreciation and amortization	25,568	3,327	28,895
Deferred income taxes	557	(1,164)	(607)
Net cash provided by operating activities	27,363	-	27,363

3.	SUPPLEMENTAL CASH FLOW INFORMATION
	Six months ended
	July 3,	June 27,
	2009	2008
Noncash investing and financing activities (in thousands):
Unrealized gain on cash flow hedges, net	$36	$325
Common stock contributed to 401(k) Plan	4,015	3,472
Property, plant and equipment purchases included in accounts payable	2,214	7,014
Deferred financing fees and acquisition costs included in accrued expenses and other current liabilities	-	371
Shares issued in connection with a business acquisition	-	1,473

Cash paid during the period for:
Interest	$4,665	$4,575
Income taxes	4,602	2,221
Acquisition of noncash assets and liabilities:
Assets acquired	$850	$163,040
Liabilities assumed	-	56,407

4.	INVENTORIES, NET

Inventories are comprised of the following (in thousands):

	July 3,	January 2,
	2009	2009

Raw materials	$60,408	$58,352
Work-in-process	27,267	28,851
Finished goods	28,725	25,101
Total	$116,400	$112,304

The above inventory amounts are shown net of a reserve for obsolescence of $12.3 million and $10.6 million as of July 3, 2009 and January 2, 2009, respectively.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

5.	INTANGIBLE ASSETS

Amortizing intangible assets are comprised of the following (in thousands):

	Gross carrying amount	Accumulated amortization	Foreign currency translation	Net carrying amount
July 3, 2009
Purchased technology and patents	$82,673	$(39,318)	$(47)	$43,308
Customer lists	46,818	(5,650)	(66)	41,102
Other	3,519	(2,185)	(4)	1,330
Total amortizing intangible assets	$133,010	$(47,153)	$(117)	$85,740

January 2, 2009
Purchased technology and patents	$81,639	$(35,881)	$184	$45,942
Customer lists	46,547	(4,056)	271	42,762
Other	3,508	(1,964)	11	1,555
Total amortizing intangible assets	$131,694	$(41,901)	$466	$90,259

Aggregate amortization expense for the second quarter of 2009 and 2008 was $2.6 million and $2.7 million, respectively.  Aggregate amortization expense for the six months ended July 3, 2009 and June 27, 2008 was $5.3 million and $5.4 million, respectively.  As of July 3, 2009, annual amortization expense is estimated to be $4.9 million for the remainder of 2009, $9.5 million for 2010, $9.4 million for 2011, $9.3 million for 2012, $8.5 million for 2013 and $7.8 million for 2014.

The change in trademarks and trade names during 2009 is as follows (in thousands):

Balance at January 2, 2009	$36,130
Foreign currency translation	(8)
Balance at July 3, 2009	$36,122

The change in goodwill during 2009 is as follows (in thousands):

	Greatbatch Medical	Electrochem	Total
Balance at January 2, 2009	$292,278	$9,943	$302,221
Foreign currency translation	(84)	-	(84)
Balance at July 3, 2009	$292,194	$9,943	$302,137

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

6.	DEBT

Long-term debt is comprised of the following (in thousands):

	July 3,	January 2,
	2009	2009

Revolving line of credit	$121,000	$132,000
2.25% convertible subordinated notes I, due 2013	30,450	30,450
2.25% convertible subordinated notes II, due 2013	197,782	197,782
Unamortized discount	(41,403)	(45,848)
Total debt	307,829	314,384
Less: current portion of long-term debt	(30,450)	-
Total long-term debt	$277,379	$314,384

Revolving Line of Credit - The Company has a senior credit facility (the “Credit Facility”) consisting of a $235 million revolving credit facility, which can be increased to $335 million upon the Company’s request.  The Credit Facility also contains a $15 million letter of credit subfacility and a $15 million swingline subfacility.  The Credit Facility is secured by the Company’s non-realty assets including cash, accounts receivable and inventories, and has an expiration date of May 22, 2012 with a one-time option to extend to April 1, 2013 if no default has occurred.  Interest rates under the Credit Facility are, at the Company’s option, based upon the current prime rate or the LIBOR rate plus a margin that varies with the Company’s leverage ratio.  If interest is paid based upon the prime rate, the applicable margin is between minus 1.25% and 0.00%.  If interest is paid based upon the LIBOR rate, the applicable margin is between 1.00% and 2.00%.  The Company is required to pay a commitment fee between 0.125% and 0.250% per annum on the unused portion of the Credit Facility based on the Company’s leverage ratio.

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

The Credit Facility also requires the Company to maintain a ratio of adjusted EBITDA, as defined in the credit agreement, to interest expense of at least 3.00 to 1.00, and a total leverage ratio, as defined in the credit agreement, of not greater than 5.00 to 1.00 from May 22, 2007 through September 29, 2009 and not greater than 4.50 to 1.00 from September 30, 2009 and thereafter.  As of July 3, 2009, the Company was in compliance with all required covenants.

The Credit Facility contains customary events of default.  Upon the occurrence and during the continuance of an event of default, a majority of the lenders may declare the outstanding advances and all other obligations under the Credit Facility immediately due and payable.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

The weighted average interest rate on borrowings under the Company’s revolving line of credit as of July 3, 2009, which does not include the impact of the interest rate swaps described below, was 2.6%.  Interest rates reset based upon the six-month ($111 million) and two-month ($10 million) LIBOR rate.  As of July 3, 2009, the Company had $114 million available under its revolving line of credit.

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

						Current	Fair
					Pay	receive	value	Balance
	Type of	Notional	Start	End	fixed	floating	July 3,	Sheet
Instrument	hedge	amount	date	date	rate	rate	2009	Location
		(In thousands)					(In thousands)
Interest rate swap	Cash flow	$80,000	3/5/2008	7/7/2010	3.09%	1.75%	$(1,560)	Oth Liabilities
Interest rate swap	Cash flow	18,000	12/18/2008	12/18/2010	2.00%	1.16%	(171)	Oth Liabilities
Interest rate swap	Cash flow	50,000	7/7/2010	7/7/2011	2.16%	6M LIBOR	(35)	Oth Liabilities
		$148,000			2.64%		$(1,766)

The estimated fair value of the interest rate swap agreements represents the amount the Company expects to receive (pay) to terminate the contracts and is recorded as Other Assets or Other Long-Term Liabilities in the Condensed Consolidated Balance Sheets.  No portion of the change in fair value of the interest rate swaps during the first six months of 2009 was considered ineffective.  The amount recorded as additional interest expense during the first six months of 2009 related to the interest rate swaps was $0.5 million.

Convertible Subordinated Notes - In May 2003, the Company completed a private placement of $170 million of 2.25% convertible subordinated notes, due June 15, 2013 (“CSN I”).  In March 2007, the Company entered into separate, privately negotiated agreements to exchange $117.8 million of CSN I for an equivalent principal amount of a new series of 2.25% convertible subordinated notes due 2013 (“CSN II”) (collectively the “Exchange”) at a 5% discount.  The primary purpose of the Exchange was to eliminate the June 15, 2010 call and put option that is included in the terms of CSN I.  In connection with the Exchange, the Company issued an additional $80 million aggregate principal amount of CSN II at a price of $950 per $1,000 of principal.  In December 2008, the Company entered into privately negotiated agreements under which it repurchased $21.8 million in aggregate principal amount of its outstanding CSN I at $845.38 per $1,000 of principal.  The primary purpose of this transaction was to retire the notes, which contained a put option exercisable on June 15, 2010, at a discount.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

The following is a summary of the significant terms of CSN I and CSN II:

CSN I - The notes bear interest at 2.25% per annum, payable semi-annually, and are due on June 15, 2013.  Holders may convert the notes into shares of the Company’s common stock at a conversion price of $40.29 per share, which is equivalent to a conversion ratio of 24.8219 shares per $1,000 of principal, subject to adjustment, before the close of business on June 15, 2013 only under the following circumstances: (1) during any fiscal quarter commencing after July 4, 2003, if the closing sale price of the Company’s common stock exceeds 120% of the $40.29 conversion price for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding fiscal quarter; (2) subject to certain exceptions, during the five business days after any five consecutive trading day period in which the trading price per $1,000 of principal for each day of such period was less than 98% of the product of the closing sale price of the Company’s common stock and the number of shares issuable upon conversion of $1,000 of principal; (3) if the notes have been called for redemption; or (4) upon the occurrence of certain corporate events. The fair value of the CSN I notes based on recent sales prices as of July 3, 2009 was approximately $29 million.

Beginning June 20, 2010, the Company may redeem any of the notes at a redemption price of 100% of their principal amount, plus accrued interest.  Note holders may require the Company to repurchase their notes on June 15, 2010 or at any time prior to their maturity following a fundamental change, as defined in the indenture agreement, at a repurchase price of 100% of their principal amount, plus accrued interest.  As a result of this provision, beginning in the second quarter of 2009 the remaining balance of CSN I, along with the associated deferred tax liability and deferred fees, were classified as short-term in the Condensed Consolidated Balance Sheet and will be repaid with availability under the Company’s revolving line of credit or cash flow from operations. The notes are subordinated in right of payment to all of our senior indebtedness and effectively subordinated to all debts and other liabilities of the Company’s subsidiaries.

Beginning with the six-month interest period commencing June 15, 2010, the Company will pay additional contingent interest during any six-month interest period if the trading price of the notes for each of the five trading days immediately preceding the first day of the interest period equals or exceeds 120% of the principal amount of the notes.

CSN II - The notes bear interest at 2.25% per annum, payable semi-annually, and are due on June 15, 2013.  The holders may convert the notes into shares of the Company’s common stock at a conversion price of $34.70 per share, which is equivalent to a conversion ratio of 28.8219 shares per $1,000 of principal.  The conversion price and the conversion ratio will adjust automatically upon certain changes to the Company’s capitalization.  CSN II notes were issued at a price of $950 per $1,000 of principal.  The fair value of the CSN II notes based on recent sales prices as of July 3, 2009 was approximately $162 million.

The effective interest rate of CSN II notes, which takes into consideration the amortization of the original discount, deferred fees related to the issuance of these notes and FSP APB 14-1 discount (See Note 2) is 8.5%.  The discount on CSN II is being amortized to the maturity date of the convertible notes utilizing the effective interest method.  As of July 3, 2009, the carrying amount of the discount related to the FSP APB 14-1 equity component was $34.9 million.  As of July 3, 2009, the if-converted value of CSN II notes does not exceed its principal amount as the Company’s closing stock price of $22.00 did not exceed the conversion price.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

The contractual interest and discount amortization for CSN II notes were as follows (in thousands):

	Three months ended		Six months ended
	July 3,	June 27,	July 3,	June 27,
	2009	2008	2009	2008
Contractual interest	$1,113	$1,113	$2,225	$2,225
Discount amortization	2,240	2,097	4,444	4,161

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

CSN II contains a net share settlement feature that requires the Company to pay cash for each $1,000 of principal to be converted.  Any amounts in excess of $1,000 will be settled in shares of the Company’s common stock, or at the Company’s option, cash.  The Company has a one-time irrevocable election to pay the holders in shares of its common stock, which it currently does not plan to exercise.

The notes are redeemable by the Company at any time on or after June 20, 2012, or at the option of a holder upon the occurrence of certain fundamental changes, as defined in the agreement, affecting the Company.  The notes are subordinated in right of payment to all of our senior indebtedness and effectively subordinated to all debts and other liabilities of the Company’s subsidiaries.

Deferred Financing Fees - The following is a reconciliation of deferred financing fees for the first six months of 2009 (in thousands):

Previously reported balance at January 2, 2009	$4,994
FSP APB 14-1 adjustment	(898)
Retroactively adjusted amounts	4,096
Amortization during the period	(532)
Balance at July 3, 2009	$3,564

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

7.	PENSION PLANS

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

The change in the net pension liability for the first six months of 2009 is as follows (in thousands):

Balance at January 2, 2009	$5,985
Net periodic pension cost	532
Benefit payments	(363)
Foreign currency translation	(6)
Balance at July 3, 2009	$6,148

The fair value of pension plan assets, which is not included in the Condensed Consolidated Balance Sheets, as of July 3, 2009 and January 2, 2009 was $7.8 million and $7.5 million, respectively.  In order to reduce the underfunded status of one of its defined benefit pension plans, the Company made a $1.4 million cash contribution to that plan in July 2009.

Net pension cost is comprised of the following (in thousands):

	Three months ended		Six months ended
	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008
Service cost	$218	$205	$428	$372
Interest cost	99	146	195	264
Amortization of net loss	32	-	62	-
Expected return on plan assets	(78)	(112)	(153)	(220)
Net pension cost	$271	$239	$532	$416

8.	FAIR VALUE MEASUREMENTS

The following table provides information regarding financial assets and liabilities measured at fair value in the Company’s Condensed Consolidated Balance Sheet as of July 3, 2009 (in thousands):

		Fair value measurements using
		Quoted
		prices in
		active	Significant
		markets	other	Significant
	At	for	observable	unobservable
	July 3,	identical	inputs	inputs
Description	2009	assets	(Level 2)	(Level 3)
Assets
Foreign currency contracts	$428	$-	$428	$-

Liabilities
Interest rate swaps	$1,766	$-	$1,766	$-

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

Interest rate swaps - The fair value of interest rate swaps are obtained from cash flow models that utilize observable market data inputs to estimate fair value.  These observable market data inputs include LIBOR and swap rates, and credit spread curves.  In addition to the above, the Company receives fair value estimates from the interest rate swap counterparty to verify the reasonableness of the Company’s estimates.  The Company’s interest rate swaps are categorized in Level 2 of the fair value hierarchy.

Foreign currency contracts - The fair value of foreign currency contracts are obtained from cash flow models that utilize observable market data inputs to estimate fair value.  These observable market data inputs include foreign exchange rate and credit spread curves.  The Company’s foreign currency contracts are categorized in Level 2 of the fair value hierarchy.

Convertible subordinated notes - The fair value of the Company’s convertible subordinated notes disclosed in Note 6 – “Debt” were determined based upon recent third-party transactions for the Company’s notes in an inactive market.  The Company’s convertible subordinated notes are categorized in Level 2 of the fair value hierarchy.

Pension plan assets - The fair value of the Company’s pension plan assets disclosed in Note 7 - “Pension Plans” are obtained from an independent pricing service that utilizes multidimensional relational models with observable market data inputs to estimate fair value. These observable market data inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers and reference data.  The Company’s pension plan assets are categorized in Level 2 of the fair value hierarchy.

9.	STOCK-BASED COMPENSATION

At the Company’s 2009 Annual Meeting of Stockholders held on May 15, 2009, the stockholders of the Company approved the 2009 Stock Incentive Plan (“2009 Plan”). The 2009 Plan authorizes the issuance of up to 1,350,000 shares of equity incentive awards including nonqualified and incentive stock options, restricted stock, restricted stock units, stock bonuses and stock appreciation rights subject to the terms of the 2009 Plan. The 2009 Plan limits the amount of restricted stock, restricted stock units and stock bonuses that may be awarded in the aggregate to 150,000 shares of the 1,350,000 shares authorized.

Compensation costs related to share-based payments for the three and six months ended July 3, 2009 totaled $1.0 million and $2.8 million, respectively, and $1.4 million and $3.3 million for the three and six months ended June 27, 2008, respectively. Stock-based compensation expense included in the Condensed Consolidated Statements of Cash Flows includes costs recognized for the annual share contribution to the Company’s 401(k) Plan as well as for share-based payments. The following table summarizes the Company’s time-vested and performance-vested stock option activity:

	Number of time-vested	Weighted average exercise	Weighted average remaining contractual life	Aggregate Intrinsic value
	stock options	price	(in years)	(in millions)
Outstanding at January 2, 2009	1,498,294	$24.28
Granted	240,170	26.53
Exercised	(3,193)	16.93
Forfeited or expired	(323,432)	27.84

Outstanding at July 3, 2009	1,411,839	$23.85	7.2	$1.6
Exercisable at July 3, 2009	818,107	$23.79	6.1	$1.2

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

	Number of performance-vested	Weighted average exercise	Weighted average remaining contractual life	Aggregate intrinsic value
	stock options	price	(in years)	(in millions)
Outstanding at January 2, 2009	798,564	$23.62
Granted	310,407	26.53
Forfeited or expired	(78,224)	23.77

Outstanding at July 3, 2009	1,030,747	$24.49	8.6	$0.0
Exercisable at July 3, 2009	89,019	$23.60	5.9	$0.0

The weighted-average fair value and assumptions used to value options granted are as follows:

	Six months ended
	July 3,	June 27,
	2009	2008
Weighted-average fair value	$8.63	$7.93
Risk-free interest rate	2.02%	2.92%
Expected volatility	39%	40%
Expected life (in years)	5.6	5.2
Expected dividend yield	0%	0%

The following table summarizes the Company’s restricted stock and restricted stock unit activity:

		Weighted average
	Activity	fair value

Nonvested at January 2, 2009	207,765	$22.86
Shares granted	98,858	26.23
Shares forfeited	(10,259)	23.66

Nonvested at July 3, 2009 (1)	296,364	$23.96

(1)   Includes 24,000 performance-vested restricted stock shares with a weighted average grant date fair value of $22.59 per share.

10.	OTHER OPERATING EXPENSE

The following were recorded in other operating expense, net in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (in thousands):

	Three months ended		Six months ended
	July 3,	June 27,	July 3,	June 27,
	2009	2008	2009	2008

(a) 2005 & 2006 facility shutdowns and consolidations	$-	$113	$-	$337
(b) 2007 & 2008 facility shutdowns and consolidations	1,578	909	3,477	1,629
(c) Integration costs	717	1,914	1,580	2,068
Asset dispositions and other	129	(55)	170	(125)
	$2,424	$2,881	$5,227	$3,909

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

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

All categories of costs were considered to be cash expenditures, except accelerated depreciation and asset write-offs.  All costs incurred during 2008 were included in the Greatbatch Medical business segment.  Accrued liabilities related to the 2005 & 2006 facility shutdowns and consolidations are comprised of the following (in thousands):

	Severance And retention	Production inefficiencies, moving and revalidation	Personnel	Other	Total
Balance, December 28, 2007	$2,150	$-	$-	$-	$2,150
Restructuring charges	159	42	184	278	663
Cash payments	(2,234)	(42)	(184)	(278)	(2,738)
Balance, January 2, 2009	$75	$-	$-	$-	$75

Cash payments	(53)	-	-	-	(53)
Balance, July 3, 2009	$22	$-	$-	$-	$22

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

(b) 2007 & 2008 facility shutdowns and consolidations. In the first quarter of 2007, the Company announced that it would close its Electrochem manufacturing facility in Canton, MA and construct a new 81,000 square foot replacement facility in Raynham, MA.  This initiative was not cost savings driven but capacity driven and was completed in the first quarter of 2009.

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

In the second half of 2008, the Company ceased manufacturing at its facility in Suzhou, China (Electrochem), closed its leased manufacturing facility in Orchard Park, NY (Electrochem), and   consolidated its Saignelegier, Switzerland manufacturing facility (Orthopaedics). The operations of these facilities were relocated to existing facilities that had excess capacity.

In the fourth quarter of 2008, management of the Company approved a plan for the closure of its Teterboro, New Jersey (Electrochem manufacturing), Blaine, Minnesota (Vascular Access manufacturing) and Exton, Pennsylvania (Orthopaedics corporate office) facilities.  The Blaine, Minnesota and Exton, Pennsylvania consolidations were completed in the second quarter of 2009. The Teterboro, New Jersey initiative is expected to be completed over the next six months.

The total cost for the 2007 & 2008 facility shutdowns and consolidations is expected to be approximately $14.2 million to $17.5 million, of which $12.4 million has been incurred through July 3, 2009.  The major categories of costs include the following:

a.	Severance and retention - $4.5 million to $5.5 million;
b.	Production inefficiencies, moving and revalidation - $3.0 million to $4.0 million;
c.	Accelerated depreciation and asset write-offs - $3.5 million to $4.0 million;
d.	Personnel - $1.2 million to $1.5 million; and
e.	Other - $2.0 million to $2.5 million.

All categories of costs are considered to be cash expenditures, except accelerated depreciation and asset write-offs.  For the six months ended July 3, 2009, costs relating to these initiatives of $1.4 million and $2.1 million were included in the Greatbatch Medical and Electrochem business segments, respectively.  Costs incurred during the first six months of 2008 of $1.1 million and $0.5 million were included in the Greatbatch Medical and Electrochem business segments, respectively.

As a result of these consolidation initiatives, during the second quarter of 2009 two facilities with a carrying value of $4.3 million were transferred to held for sale in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  As the current fair value of these facilities was determined to be above their carrying value, no impairment charge was recorded.  These facilities are expected to be sold within the next year.  As of July 3, 2009, the balance of assets held for sale was $5.5 million and is included in Other Current Assets in the Condensed Consolidated Balance Sheet.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con’t) – Unaudited

Accrued liabilities related to the 2007 & 2008 facility shutdowns and consolidations are comprised of the following (in thousands):

	Severance and retention	Production inefficiencies and revalidation	Accelerated depreciation/ asset write- offs	Personnel	Other	Total
Balance, December 28, 2007	$570	$-	$-	$-	$-	$570
Restructuring charges	2,661	2,074	2,978	82	552	8,347
Write-offs	-	-	(2,978)	-	-	(2,978)
Cash payments	(2,637)	(2,074)	-	(82)	(552)	(5,345)
Balance, January 2, 2009	$594	$-	$-	$-	$-	$594

Restructuring charges	1,468	588	324	372	725	3,477
Write-offs	-	-	(324)	-	-	(324)
Cash payments	(454)	(588)	-	(372)	(725)	(2,139)
Balance, July 3, 2009	$1,608	$-	$-	$-	$-	$1,608

(c) Integration costs. During the first six months of 2009 and 2008, the Company incurred costs related to the integration of the companies acquired in 2007 and 2008.  The integration initiatives include the implementation of the Oracle ERP system, training and compliance with Company policies as well as the implementation of lean manufacturing and six sigma initiatives.  The expenses are primarily for consultants, relocation and travel costs that will not be required after the integrations are completed.

11.	INCOME TAXES

The income tax provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period.  Each quarter, the estimate of the annual effective tax rate is updated, and if the estimated effective tax rate changes, a cumulative adjustment is made.  There is a potential for volatility of the effective tax rate due to several factors, including changes in the mix of the pre-tax income and the jurisdictions to which it relates, business acquisitions, settlements with taxing authorities and foreign currency fluctuations.

The effective tax rate for the second quarter of 2009 was 19.4%.  This is lower than the 35% U.S. federal statutory rate primarily as a result of the favorable impact of the resolution of tax audits during the quarter, which are treated as discrete items.  Currently we expect the effective tax rate (including discrete items) to be approximately 29% for 2009.

During the second quarter of 2009, the balance of unrecognized tax benefits decreased approximately $0.9 million to $4.0 million.  This is a result of the favorable impact of the resolution of tax audits during the quarter.  Approximately $2.5 million of the balance of unrecognized tax benefits would favorably impact the effective tax rate (net of federal benefit on state issues), if recognized.  It is reasonably possible that a reduction in the range of $0.8 million to $1.2 million of the balance of unrecognized tax benefits may occur within the next twelve months as a result of potential settlements with taxing authorities and the lapse of applicable statutes of limitation.

On May 4, 2009, President Obama’s administration outlined a proposal to modify certain aspects of the rules governing the U.S. taxation of certain non-U.S. subsidiaries. Many details of the proposal remain unknown and any legislation enacting such modifications would require Congressional approval; however, changes to these rules could impact our effective tax rate.

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

As previously reported, on June 12, 2006, Enpath Medical, Inc. (“Enpath”), a subsidiary of the Company that has since been merged into Greatbatch Ltd., was named as defendant in a patent infringement action filed by Pressure Products Medical Supplies, Inc. (“Pressure Products”) in which Pressure Products alleged that Enpath’s FlowGuard™ valved introducer, which has been on the market for more than four years, and Enpath’s ViaSeal™ prototype introducer, which has not been sold, infringes claims in Pressure Products patents.  After trial, a jury found that Enpath infringed the Pressure Products patents, but not willfully, and awarded damages in the amount of $1.1 million.  The Company has appealed the judgment to the U.S. Court of Appeals for the Federal Circuit, and oral arguments were heard before that tribunal on April 21, 2009.  As a result of a post-trial motion and pending the appeal, the Company is permitted to continue to sell FlowGuard™ provided that it pays into an escrow fund a royalty of between $1.50 and $2.25 for each sale of a FlowGuard™ valved introducer.  The amount accrued as escrow during the second quarter of 2009 was $0.2 million and $1.2 million in total as of July 3, 2009.

During 2002, a former non-medical customer commenced an action alleging that Greatbatch had used proprietary information of the customer to develop certain products.  Management believes the Company has meritorious defenses and is vigorously defending the matter.  The matter is scheduled for trial during the third quarter of 2009.  The estimated potential risk of loss is up to $2.5 million.

Product Warranties - The Company generally warrants that its products will meet customer specifications and will be free from defects in materials and workmanship.  The Company accrues its estimated exposure to warranty claims based upon recent historical experience and other specific information as it becomes available.

The change in aggregate product warranty liability for the quarter ended July 3, 2009 is as follows (in thousands):

Beginning balance at April 3, 2009	$1,420
Additions to warranty reserve	519
Warranty claims paid	(480)
Ending balance at July 3, 2009	$1,459

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con’t) – Unaudited

Purchase Commitments – Contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.  Our purchase orders are normally based on our current manufacturing needs and are fulfilled by our vendors within short time horizons.  We enter into blanket orders with vendors that have preferred pricing and terms, however these orders are normally cancelable by us without penalty.  As of July 3, 2009, the total contractual obligation related to such expenditures is approximately $15.0 million and will be financed by existing cash and cash equivalents or cash generated from operations over the next twelve months.  We also enter into contracts for outsourced services; however, the obligations under these contracts were not significant and the contracts generally contain clauses allowing for cancellation without significant penalty.

Operating Leases - The Company is a party to various operating lease agreements for buildings, equipment and software.  Minimum future annual operating lease payments are $1.3 million for the remainder of 2009; $2.1 million in 2010; $1.9 million in 2011; $1.8 million in 2012; $1.7 million in 2013 and $3.0 million thereafter.  The Company primarily leases buildings, which accounts for the majority of the future lease payments.

Foreign Currency Contracts  - In December 2007, the Company entered into a forward contract to purchase 80,000,000 CHF, at an exchange rate of 1.1389 CHF per one U.S. dollar, in order to partially fund the purchase price of P Medical Holdings SA (“Precimed”), which was payable in Swiss Francs.  In January 2008, the Company entered into an additional forward contract to purchase 20,000,000 CHF at an exchange rate of 1.1156 per one U.S. dollar.  The Company entered into a similar foreign exchange contract in January 2008 in order to fund the purchase price of the DePuy Orthopaedics’ Chaumont, France facility (the “Chaumont Facility”), which was payable in Euros.  The net result of the above contracts, which were settled upon the funding of the respective acquisitions, was a gain of $2.4 million, $1.6 million of which was recorded in the first quarter of 2008 and $0.8 million in the fourth quarter of 2007 as Other Income, Net.

In February 2009, the Company entered into a forward contract to purchase 10 million Mexican pesos per month from March 2009 to December 2009 at an exchange rate of 14.85 pesos per one U.S. dollar.  This contract was entered into in order to hedge the risk of peso-denominated payments associated with the operations at the Company’s Tijuana, Mexico facility.  This contract was accounted for as a cash flow hedge and had a fair value of $0.4 million as of July 3, 2009, which is recorded within Other Assets in the Condensed Consolidated Balance Sheets.  No portion of the change in fair value of the foreign currency contracts during the first three months of 2009 was considered ineffective.  The amount recorded as a reduction of Cost of Sales during the first six months of 2009 related to the forward contract was $0.2 million.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con’t) – Unaudited

13.	EARNINGS PER SHARE

The following table reflects the calculation of basic and diluted earnings per share (in thousands, except per share amounts):
	Three months ended		Six months ended
	July 3,	June 27,	July 3,	June 27,
	2009	2008	2009	2008
Numerator for basic earnings per share:
Net income	$6,562	$4,713	$13,226	$268
Effect of dilutive securities:
Interest expense on convertible notes and related deferred financing fees, net of tax	130	-	260	-
Numerator for diluted earnings per share	$6,692	$4,713	$13,486	$268

Denominator for basic earnings per share:
Weighted average shares outstanding	22,960	22,536	22,887	22,461
Effect of dilutive securities:
Convertible subordinated notes	756	-	756	-
Stock options and unvested restricted stock	139	103	257	109
Denominator for diluted earnings per share	23,855	22,639	23,900	22,570

Basic earnings per share	$0.29	$0.21	$0.58	$0.01
Diluted earnings per share	$0.28	$0.21	$0.56	$0.01

The diluted weighted average share calculations do not include the following securities, which are not dilutive to the EPS calculations:

	Three months ended		Six months ended
	July 3,	June 27,	July 3,	June 27,
	2009	2008	2009	2008

Time based stock options, restricted stock and restricted stock units	1,289,000	1,804,000	1,314,000	1,570,000
Performance based stock options	942,000	276,000	942,000	276,000
Convertible subordinated notes	-	1,296,000	-	1,296,000

14.	COMPREHENSIVE INCOME

The Company’s comprehensive income as reported in the Condensed Consolidated Statements of Operations and Comprehensive Income includes net income, foreign currency translations gains (losses), unrealized gain (loss) on cash flow hedges and, for 2008, the net unrealized gain (loss) on short-term investments available for sale, adjusted for any realized gains/losses.

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

The Company has designated its interest rate swaps and foreign currency contracts - see Notes 6 and 12 - as cash flow hedges under SFAS No. 133.  Accordingly, the effective portion of any change in the fair value of these instruments is recorded in comprehensive income (loss), net of tax, and reclassified into earnings (Interest Expense – Swaps, Cost of Sales – FX Contracts) in the same period or periods during which the hedged transaction affects earnings.  Gains and losses on the derivative representing hedge ineffectiveness are recognized in current earnings.

Accumulated other comprehensive loss is comprised of the following (in thousands):

	Defined		Foreign
	Benefit		Currency
	pension plan	Cash flow	translation	Total pre-tax		Net-of tax-
	liability	hedges	adjustment	amount	Tax amount	amount

Balance at January 2, 2009	$(2,513)	$(1,394)	$(228)	$(4,135)	$1,059	$(3,076)
Unrealized gain on cash flow hedges	-	55	-	55	(19)	36
Foreign currency translation gain	-	-	17	17	-	17
Balance at July 3, 2009	$(2,513)	$(1,339)	$(211)	$(4,063)	$1,040	$(3,023)

15.	BUSINESS SEGMENT, GEOGRAPHIC AND CONCENTRATION RISK INFORMATION

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

The Company defines segment income from operations as sales less cost of sales including amortization and expenses attributable to segment-specific selling, general and administrative, research, development and engineering expenses, and other operating expenses.  Segment income also includes a portion of non-segment specific selling, general and administrative, and research, development and engineering expenses based on allocations appropriate to the expense categories.  The remaining unallocated operating expenses are primarily corporate headquarters and administrative function expenses.  The unallocated operating expenses along with other income and expense are not allocated to reportable segments.  Transactions between the two segments are not significant.  The six-month 2008 results for the Greatbatch Medical segment include $6.4 million and $2.2 million of inventory step-up amortization and IPR&D expense, respectively, related to its 2007 and 2008 acquisitions.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con’t) – Unaudited

An analysis and reconciliation of the Company’s business segment and product line information to the respective information in the condensed consolidated financial statements is as follows (in thousands):

	Three months ended		Six months ended
	July 3,	June 27,	July 3,	June 27,
Sales:	2009	2008	2009	2008
Greatbatch Medical
CRM/Neuromodulation	$78,026	$70,720	$155,293	$135,884
Vascular Access	9,152	9,842	19,885	19,409
Orthopaedic	31,389	40,974	65,472	68,760
Total Greatbatch Medical	118,567	121,536	240,650	224,053
Electrochem	16,158	20,112	33,893	39,749
Total sales	$134,725	$141,648	$274,543	$263,802

Segment income (loss) from operations:
Greatbatch Medical	$15,736	$13,909	$32,374	$12,686
Electrochem	(335)	2,720	1,060	4,996
Total segment income from operations	15,401	16,629	33,434	17,682
Unallocated operating expenses	(2,932)	(5,277)	(6,166)	(10,470)
Operating income as reported	12,469	11,352	27,268	7,212
Unallocated other expense	(4,324)	(4,858)	(9,395)	(8,083)
Income (loss) before provision (benefit) for
income taxes as reported	$8,145	$6,494	$17,873	$(871)

Sales by geographic area are presented in the following table by allocating sales from external customers based on where the products are shipped to (in thousands):

	Three months ended		Six months ended
	July 3,	June 27,	July 3,	June 27,
	2009	2008	2009	2008
Sales by geographic area:
United States	$62,866	$68,944	$134,088	$132,115
Non-Domestic locations:
France	14,259	23,118	33,963	36,617
United Kingdom & Ireland	15,925	17,445	31,297	32,839
Puerto Rico	21,879	14,251	37,198	26,750
Rest of world	19,796	17,890	37,997	35,481
Consolidated sales	$134,725	$141,648	$274,543	$263,802

Long-lived tangible assets by geographic area are as follows:
	As of
	July 3,	January 2,
	2009	2009
Long-lived tangible assets:
United States	$138,400	$141,733
Rest of world	39,293	42,119
Consolidated long-lived assets	$177,693	$183,852

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con’t) – Unaudited

Four customers accounted for a significant portion of the Company’s sales as follows:

	Three months ended		Six months ended
	July 3,	June 27,	July 3,	June 27,
	2009	2008	2009	2008

Customer A	22%	16%	22%	17%
Customer B	16%	13%	15%	13%
Customer C	13%	14%	12%	12%
Customer D	12%	13%	11%	13%
Total	63%	56%	60%	55%

Concentration of Credit Risk - Included in accounts receivable as of January 2, 2009 was an $11.6 million value added tax (“VAT”) receivable with the French government related to inventory purchases for the Chaumont Facility.  During the second quarter of 2009, the Company received payment of $11.3 million related to this receivable.  The remaining balance of this receivable is now subject to the normal VAT payment cycle, generally 30 – 60 days after filing the claim.

16.	IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162.” SFAS No. 168 stipulates that the FASB Accounting Standards Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.  SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The implementation of this standard will not have a material impact on the Company’s consolidated financial position and results of operations.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS No. 167 amends the consolidation guidance applicable to variable interest entities and affects the overall consolidation analysis under FASB Interpretation No. 46(R). SFAS No. 167 is effective for fiscal years beginning after November 15, 2009.  The Company is currently assessing the impact of SFAS No. 167 on its consolidated financial position and results of operations.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers' Disclosures about Postretirement Benefit Plan Assets.”  This FSP provides guidance on disclosures about plan assets of defined benefit pension or other postretirement plans and requires more transparency about the assets held by retirement plans and the concentrations of risk in those plans.  This FSP is effective for fiscal years beginning after December 15, 2009.  The Company will make the disclosures required by this FSP beginning in fiscal year 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Business
Greatbatch, Inc. is a leading developer and manufacturer of critical products used in medical devices for the cardiac rhythm management (“CRM”), neuromodulation, vascular, orthopaedic and interventional radiology markets.  Additionally, Greatbatch, Inc. is a world leader in the design, manufacture and distribution of battery and wireless sensing technologies.  When used in this report, the terms “we,” “us,” “our” and the “Company” mean Greatbatch, Inc. and its subsidiaries.  We believe that our proprietary technology, close customer relationships, multiple product offerings, market leadership and dedication to quality provide us with competitive advantages and create a barrier to entry for potential market entrants.

We operate our business in two reportable segments – Greatbatch Medical and Electrochem Solutions (“Electrochem”).  During 2009, we rebranded our Implantable Medical Component (“IMC”) segment as Greatbatch Medical.  The Greatbatch Medical segment designs and manufactures components and devices for the CRM, Neuromodulation, Vascular Access and Orthopaedic markets.  These include batteries, capacitors, filtered feedthroughs, engineered components and enclosures used in Implantable Medical Devices (“IMDs”) and more recently hip and knee replacement, trauma and spine as well as hip and shoulder implants and introducers, catheters, implantable stimulation leads and microcomponents.  Additionally, the Greatbatch Medical business offers value-added assembly and design engineering services for products that incorporate Greatbatch Medical components.

Electrochem is a world leader in the design, manufacture and distribution of electrochemical cells, battery packs and wireless sensors for demanding applications in markets such as energy, security, portable medical, environmental monitoring and more.

Our Customers
Our Greatbatch Medical customers include leading Original Equipment Manufacturers (“OEM”), in alphabetical order here and throughout this report, such as Biotronik, Boston Scientific, DePuy, Johnson & Johnson, Medtronic, Smith & Nephew, the Sorin Group, St. Jude Medical, Stryker and Zimmer Holdings, Inc.  The nature and extent of our selling relationships with each Greatbatch Medical customer are different in terms of breadth of products purchased, purchased product volumes, length of contractual commitment, ordering patterns, inventory management and selling prices.  During the first six months of 2009, Boston Scientific, Johnson & Johnson, Medtronic and St. Jude Medical collectively accounted for 63% of our total sales.

Our Electrochem customers are primarily companies in markets such as energy, security, portable medical and environmental monitoring including General Electric, Halliburton Company, Scripps Institution of Oceanography, Thales, Weatherford International and Zoll Medical Corp.

Financial Overview
Consolidated sales for the first six months of 2009 were $274.5 million, an increase of 4% over the comparable 2008 period.  This growth was driven by CRM and Neuromodulation revenue and the benefit of a full six months of Orthopaedic operations ($8 million) as compared to the 2008 period.  Partially offsetting these increases were lower Electrochem revenue due to a slow-down in the energy markets and approximately $4 million of foreign currency impact on our Orthopaedic sales.  Our revenue is significantly impacted each quarter due to the timing of various customer product launches, shifts in customer market share, customer inventory management initiatives as well as marketplace field actions.

Operating income increased to $27.3 million for the first six months of 2009 compared to $7.2 million for the comparable 2008 period.  Operating income for the first six months of 2009 included $5.2 million of acquisition related charges, consolidation costs and integration expenses compared to $12.6 million for the same period in 2008.  We have initiated various consolidation initiatives aimed at streamlining our operations and improving operating profitability.  The progress made on these initiatives can be seen by the improvement in operating margin from 2008 to 2009.

As of the end of the second quarter of 2009, cash and cash equivalents totaled $19.0 million.  These funds along with the cash generated from operations and the $114 million available under our line of credit are sufficient to meet our operating and investment activities for the foreseeable future, including the cash expenditures relating to our consolidation initiatives.  During the first two quarters of 2009, we repaid $11 million of our long-term debt which was funded by cash flows from operations.

Our CEO’s View

We continued to deliver solid financial results during the first half of 2009.  This was a direct result of our balanced approach to diversifying our revenue base, continuously generating value through operating performance improvements, and delivering innovative new products to our customers.  We continued to make important strides in reducing costs and implementing the Greatbatch operating model across all of our business lines, as evidenced by the progress we have made on the integration of our acquisitions and our ongoing consolidation of facilities around the globe. We remain focused on reaching our financial and operational goals for the year, but we are also keenly aware of the market conditions that continue to impact our business. While these market conditions are expected to be our biggest challenge in the second half of 2009, we believe our strong cash generation, financial discipline and effective cost structure will enable us to continue to increase shareholder value.

Product Development
Currently, we are developing a series of new products for customer applications in the CRM/Neuromodulation, Vascular Access, Orthopaedic and Electrochem markets.  Some of the key development initiatives include:

1.	To continue the evolution of our Q series high rate ICD batteries;
2.	To continue development of MRI compatible components;
3.	To continue development of higher energy/higher density capacitors;
4.	To integrate Biomimetic coating technology with therapy delivery devices;
5.	To complete design of next generation steerable catheters;
6.	To further minimally invasive surgical techniques for the orthopaedics industry;
7.	To develop disposable instrumentation;
8.	To provide wireless sensing solutions to Electrochem customers; and
9.	To develop a charging platform for Electrochem secondary offering.

Approximately $2.3 million of the BIOMEC, Inc. (“BIOMEC”) acquisition purchase price in April 2007 was allocated to the estimated fair value of acquired in-process research and development (“IPR&D”) projects that had not yet reached technological feasibility and had no alternative future use, thus were immediately expensed on the date of acquisition.  The value assigned to IPR&D related to projects that incorporate BIOMEC’s novel-polymer coating (biomimetic) technology that mimics the surface of endothelial cells of blood vessels.  An agreement was reached in 2008 with an OEM partner to provide coating material and services for their catheter products.  The 510(k) application was approved by the Food and Drug Administration (“FDA”) and sales began in the second quarter of 2009.  There have been no significant changes from our original estimates with regard to these projects.

Approximately $13.8 million of the Enpath Medical, Inc. (“Enpath”) acquisition purchase price in June 2007 was allocated to the estimated fair value of acquired IPR&D projects that had not yet reached technological feasibility and had no alternative future use, thus were immediately expensed on the date of acquisition. These projects primarily represent the next generation of introducer and catheter products already being sold by Enpath which incorporate new enhancements and customer modifications.  One introducer project was launched near the end of 2008.  We expect to commercially launch the other introducer products under development in 2010 which will replace existing products.  These introducer projects acquired have been delayed due to timing of customer adoption and transition and technical difficulties of some of the projects.  Additionally, future sales from our ViaSealTM introducer project are uncertain due to litigation (See “Litigation”).  The catheter IPR&D project, to which a portion of the Enpath purchase price was allocated, has been put on hold indefinitely in order to allocate resources to other projects.  The lost revenue from the delays in these introducer and catheter projects are expected to be partially offset with revenue from other projects initiated after the acquisition of Enpath.

Approximately $2.2 million of the P Medical Holding SA (“Precimed”) acquisition purchase price was allocated to the preliminary estimated fair value of acquired IPR&D projects that had not yet reached technological feasibility and had no alternative future use, thus were immediately expensed on the date of acquisition.  The value assigned to IPR&D related to Reamer, Instrument Kit, Locking Plate and Cutting Guide projects.  These projects primarily represent the next generation of products already being sold by Precimed which incorporate new enhancements and customer modifications.  We commercially launched a portion of these products in 2008 and expect to launch others in 2009.  Several of the other orthopaedic projects acquired have been delayed and two have been cancelled due to the timing of customer adoption, technical difficulties, inability to meet margin goals and feasibility assessments.  These changes are not expected to have a material impact on operating income as these projects were expected to have lower margins associated with them.

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

All categories of costs were considered to be cash expenditures, except accelerated depreciation and asset write-offs.  All costs incurred during 2008 were included in the Greatbatch Medical business segment.

2007 & 2008 facility shutdowns and consolidations - In the first quarter of 2007, we announced that we would close our Electrochem manufacturing facility in Canton, MA and construct a new 81,000 square foot replacement facility in Raynham, MA.  This initiative was not cost savings driven but capacity driven and was completed in the first quarter of 2009.

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

In the second half of 2008, we ceased manufacturing at our facility in Suzhou, China (Electrochem), closed our leased manufacturing facility in Orchard Park, NY (Electrochem), and consolidated our Saignelegier, Switzerland manufacturing facility (Orthopaedics).  The operations of these facilities were relocated to existing facilities that had excess capacity.

In the fourth quarter of 2008, we approved a plan for the closure of our Teterboro, New Jersey (Electrochem manufacturing), Blaine, Minnesota (Vascular Access manufacturing) and Exton, Pennsylvania (Orthopaedics corporate office) facilities.  The Blaine, Minnesota and Exton, Pennsylvania consolidations were completed in the second quarter of 2009.  The Teterboro, New Jersey initiative is expected to be completed over the next six months.

The total cost for the 2007 & 2008 facility shutdowns and consolidations is expected to be approximately $14.2 million to $17.5 million, of which $12.4 million has been incurred through July 3, 2009.  The major categories of costs include the following:

a.	Severance and retention - $4.5 million to $5.5 million;
b.	Production inefficiencies, moving and revalidation - $3.0 million to $4.0 million;
c.	Accelerated depreciation and asset write-offs - $3.5 million to $4.0 million;
d.	Personnel - $1.2 million to $1.5 million; and
e.	Other - $2.0 million to $2.5 million.

All categories of costs are considered to be cash expenditures, except accelerated depreciation and asset write-offs.  For the first two quarters of 2009, costs relating to these initiatives of $1.4 million and $2.1 million were included in the Greatbatch Medical and Electrochem business segments, respectively.  Costs incurred during the first six months of 2008 of $1.1 million and $0.5 million were included in the Greatbatch Medical and Electrochem business segments, respectively.

Our Financial Results
We utilize a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31st.  For 52-week years, each quarter contains 13 weeks.  The second quarter of 2009 and 2008 ended on July 3, and June 27, respectively.  The commentary that follows should be read in conjunction with our Condensed Consolidated Financial Statements and related notes and with the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K for the fiscal year ended January 2, 2009.

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

	Three months ended				Six months ended
	July 3,	June 27,	$	%	July 3,	June 27,	$	%
In thousands, except per share data	2009	2008	Change	Change	2009	2008	Change	Change
Greatbatch Medical
CRM/Neuromodulation	$78,026	$70,720	$7,306	10%	$155,293	$135,884	19,409	14%
Vascular Access	9,152	9,842	(690)	-7%	19,885	19,409	476	2%
Orthopaedic	31,389	40,974	(9,585)	-23%	65,472	68,760	(3,288)	-5%
Total Greatbatch Medical	118,567	121,536	(2,969)	-2%	240,650	224,053	16,597	7%
Electrochem	16,158	20,112	(3,954)	-20%	33,893	39,749	(5,856)	-15%
Total sales	134,725	141,648	(6,923)	-5%	274,543	263,802	10,741	4%
Cost of sales	93,253	101,053	(7,800)	-8%	188,907	196,508	(7,601)	-4%
Gross profit	41,472	40,595	877	2%	85,636	67,294	18,342	27%
Gross profit as a % of sales	30.8%	28.7%		2.1%	31.2%	25.5%		5.7%

Selling, general, and administrative expenses (SG&A)	17,885	18,657	(772)	-4%	36,572	37,004	(432)	-1%
SG&A as a % of sales	13.3%	13.2%		0.1%	13.3%	14.0%		-0.7%

Research, development and engineering costs, net (RD&E)	8,694	7,705	989	13%	16,569	16,929	(360)	-2%
RD&E as a % of sales	6.5%	5.4%		1.1%	6.0%	6.4%		-0.4%

Other operating expense, net	2,424	2,881	(457)	-16%	5,227	6,149	(922)	-15%
Operating income	12,469	11,352	1,117	10%	27,268	7,212	20,056	278%
Operating margin	9.3%	8.0%		1.3%	9.9%	2.7%		7.2%

Interest expense	4,930	4,889	41	1%	9,819	9,967	(148)	-1%
Interest income	(2)	(125)	123	-98%	(27)	(521)	494	-95%
Other (income) expense, net	(604)	94	(698)	NA	(397)	(1,363)	966	-71%
Provision (benefit) for income taxes	1,583	1,781	(198)	-11%	4,647	(1,139)	5,786	NA
Effective tax rate	19.4%	27.4%		-8.0%	26.0%	NA		NA

Net income	$6,562	$4,713	$1,849	39%	$13,226	$268	$12,958	NA
Net margin	4.9%	3.3%		1.6%	4.8%	0.1%		4.7%
Diluted earnings per share	$0.28	$0.21	$0.07	7.0%	$0.56	$0.01	$0.55	NA

    Sales

	Three months ended			Six months ended
	July 3,	June 27,	%	July 3,	June 27,	%
Sales:	2009	2008	Change	2009	2008	Change
Greatbatch Medical
CRM/Neuromodulation	$78,026	$70,720	10%	$155,293	$135,884	14%
Vascular Access	9,152	9,842	-7%	19,885	19,409	2%
Orthopaedic	31,389	40,974	-23%	65,472	68,760	-5%
Total Greatbatch Medical	118,567	121,536	-2%	240,650	224,053	7%
Electrochem	16,158	20,112	-20%	33,893	39,749	-15%
Total sales	$134,725	$141,648	-5%	$274,543	$263,802	4%

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

Greatbatch Medical sales decreased 2% for the second quarter of 2009 when compared to the same period of 2008 as CRM and Neuromodulation revenue growth of 10% was offset by decreases in Vascular Access and Orthopaedic revenues. Greatbatch Medical sales for the first six months of 2009 were $240.7 million, an increase of 7% over the comparable 2008 period.  This growth was driven by CRM and Neuromodulation revenue and the benefit of a full six months of Orthopaedic operations ($8 million) as compared to the 2008 period.  Partially offsetting these increases was $4 million of foreign currency impact on our Orthopaedic sales as well as other market conditions in the Orthopaedic market.

CRM and Neuromodulation product line revenue of $78.0 million for the quarter increased 10% over the prior year.  The second quarter’s results benefited from strong feedthrough, coated component and assembly revenue partially offset by lower capacitor sales.  CRM revenue is significantly impacted each quarter due to the timing of various customer product launches, shifts in customer market share, customer inventory management initiatives as well as marketplace field actions.  Additionally, CRM revenue is impacted by the overall market growth for implantable devices.  The last several quarters of CRM revenue have benefited from the timing of various customer product launches and is expected to begin to return to more normalized growth levels for the remainder of 2009.

Second quarter revenues for our Vascular Access product line were $9.2 million, compared to the prior year quarter revenues of $9.8 million.  This decrease was primarily due to lower catheter revenues.  We remain optimistic about the potential of this product line as we continue to work with customers on new product development.  However, many of the projects that we are working on today will not be seen in our results until 2010.

The Orthopaedic product line reported revenues of $31.4 million for the quarter compared to $41.0 million for second quarter 2008.  Current quarter revenues include the negative impact of foreign currency exchange rate fluctuations of approximately $2 million as well as other market conditions, including a delay in product launches and elective surgeries. Additionally, second quarter 2008 revenue included the benefit from the release of approximately $3 million of excess backlog.  We believe that year over year comparisons in orthopaedic revenues will continue to be challenging for the remainder of 2009.  We continue to streamline and invest in our orthopaedic operations which we believe presents significant opportunities.

Electrochem - We have pricing arrangements with our customers that many times do not specify minimum quantities.  Our visibility to customer ordering patterns is over a relatively short period of time.

Second quarter and first half 2009 sales for our Electrochem business segment were $16.2 million and $33.9 million, respectively, compared to $20.1 million and $39.7 million in the comparable 2008 periods, respectively.  These decreases are consistent with the slow down in the energy and portable medical markets over the last two quarters, driven by lower oil prices and uncertainty in the healthcare industry.  We continue to actively manage our business so that we will be better prepared to meet the needs of our customers once the markets recover.

2009 Sales Outlook – Our continuing outlook is for full year 2009 sales to be in the range of $550 million to $600 million.  This revenue projection assumes that we will continue to grow faster than our underlying markets by leveraging our diversified revenue base and our strength in the development and manufacturing of custom technologies for our customers.  This projection may be impacted by a variety of factors including a further softening in the orthopaedic and Electrochem markets, potential delays in elective surgeries, the current financial market unrest, changes in exchange rates and health care reform.  Within the markets we serve, the orthopaedic market represents the least predictable market due to the elective nature of many of the surgeries and procedures in which our products are used.

Gross Profit

Changes to gross profit as a percentage of sales from the prior year were primarily due to the following:

	July 3, 2009
	Three months	Six months
	ended	ended
Inventory step-up amortization(a)	0.0%	2.4%
Manufacturing efficiencies (b)	2.2%	3.3%
Foreign currency (c)	0.8%	0.7%
Other	-0.9%	-0.7%
Total percentage point change to gross profit
as a percentage of sales	2.1%	5.7%

(a)
In connection with our acquisitions in the first quarter of 2008 and fourth quarter of 2007, the value of inventory on hand was stepped-up to reflect the fair value at the time of acquisition.  The amortization of inventory step-up, which is recorded in Cost of Sales, was $6.4 million for the first quarter of 2008. As of the end of the first quarter of 2008, there was no additional inventory step-up remaining to be amortized.

(b)
Manufacturing efficiencies realized due to higher utilization of our Tijuana, Mexico facility resulting from higher CRM and Neuromodulation products manufactured at that facility as well as the consolidation of our Columbia, MD facility into the Tijuana facility in June 2008.  The additional output absorbs a higher amount of fixed costs such as plant overhead and depreciation.

(c)
Due to the volatility in the markets, during the first quarter of 2009 the value of the U.S. dollar strengthened significantly in comparison to the Mexican Peso.  This foreign currency exchange rate fluctuation resulted in a higher gross profit as a percentage of sales at our Tijuana, Mexico facility which has Peso denominated expenses but sales which are denominated in U.S. dollars.  We should continue to realize this benefit for the remainder of 2009 as a result of the Mexican Peso foreign currency contract entered into in February 2009.  See Note 12 – “Commitments and Contingencies” of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q for additional information about our foreign currency contracts.

We expect our gross profit as a percentage of sales to increase over the next several years as a result of our “Lean” initiatives and continued consolidation efforts.  Additionally, in the long term new product introductions resulting from current research and development efforts are expected to help drive gross margin expansion.

SG&A expenses

Changes from the prior year to SG&A expenses were due to the following (in thousands):

	Change from prior year
	Three months	Six months
Litigation fees (a)	$(2,225)	$(2,550)
Rebranding initiative (b)	350	605
Personnel costs (c )	272	372
IT & Consulting (d)	618	1,084
Other	213	57
Net increase in SG&A	$(772)	$(432)

(a)	Amounts primarily represent lower fees incurred in connection with a patent infringement action which went to trial in 2008 – see “Litigation.”
(b)
During the first half of 2009, we launched a new branding initiative to unify our existing businesses under a common vision and consolidated our medical entities under a single brand — “Greatbatch Medical.”  These increased costs primarily relate to consulting costs and the replacement of collateral material in connection with this new branding initiative and are expected to be substantially lower in the second half of 2009.

(c)	Amount represents costs associated with relocation and recruitment of sales and marketing personnel, as we invested in our sales force in order to drive future revenue growth.
(d)	Amounts relate to various corporate development initiatives as well as increased IT spending due to our investment in IT infrastructure to support future growth.

SG&A expenses as a percentage of sales were consistent with the second quarter 2008 and are expected to slightly decrease as a percentage of sales for the remainder of 2009.

RD&E expenses

Net RD&E costs are as follows (in thousands):

	Three months ended		Six months ended
	July 3,	June 27,	July 3,	June 27,
	2009	2008	2009	2008

Research and development costs	$4,725	$4,215	$8,736	$9,659

Engineering costs	6,333	6,181	12,779	12,093
Less cost reimbursements	(2,364)	(2,691)	(4,946)	(4,823)
Engineering costs, net	3,969	3,490	7,833	7,270
Total research and development and
engineering costs, net	$8,694	$7,705	$16,569	$16,929

Net research, development and engineering costs for the second quarter of 2009, as expected, were $1.0 million higher versus the second quarter of 2008 due to the strategic decision in 2009 to further invest resources in the development of new technologies in order to provide solutions to our customers and ultimately drive long-term growth.  Reimbursement on product development projects is dependent upon the timing of the achievement of milestones and are netted against gross spending.  We expect net RD&E to continue to increase for the remainder of 2009 as we further invest resources in the development of new technologies.

Other Operating Expense

Approximately $2.2 million of the Precimed purchase price represented the estimated fair value of IPR&D projects acquired.  The Company determined that these projects had not yet reached technological feasibility and had no alternative future use as of the acquisition date, thus were immediately expensed on the date of acquisition in the first quarter of 2008.

The remaining other operating expenses are comprised of the following costs (in thousands):

	Three months ended		Six months ended
	July 3,	June 27,	July 3,	June 27,
	2009	2008	2009	2008

(a) 2005 & 2006 facility shutdowns and consolidations	$-	$113	$-	$337
(a) 2007 & 2008 facility shutdowns and consolidations	1,578	909	3,477	1,629
(b) Integration costs	717	1,914	1,580	2,068
Asset dispositions and other	129	(55)	170	(125)
	$2,424	$2,881	$5,227	$3,909

(a)	Refer to the “Cost Savings and Consolidation Efforts” discussion for disclosure related to the timing and level of remaining expenditures for these items as of July 3, 2009.
(b)
For the first half of 2009 and 2008, we incurred costs related to the integration of the companies acquired in 2007 and 2008.  The integration initiatives include the implementation of the Oracle ERP system, training and compliance with policies as well as the implementation of lean manufacturing and six sigma initiatives.  The expenses are primarily for consultants, relocation and travel costs that will not be required after the integrations are completed.

In 2009, consolidation and integration expenses are expected to be approximately $10 million to $13 million.

Interest expense and interest income

Interest expense, which includes the impact of the adoption of FSP APB 14-1, and interest income for the second quarter of 2009 were consistent with the same period of 2008.  We expect interest expense to gradually decline as we use excess cash flow from operations to pay down long-term debt.

Other (income) expense, net

Included in Other (Income) Expense, Net during the second quarter of 2009, was a net foreign currency exchange gain of $0.6 million due to the favorable impact of foreign currency exchange rate fluctuations, primarily the weakening of the U.S. dollar versus the Euro and Swiss Franc.  The Company generally does not expect foreign currency exchange rate fluctuations to have a material impact on its net income.

Gain on foreign currency contracts - In December 2007, we entered into a forward contract to purchase 80,000,000 Swiss Francs (“CHF”), at an exchange rate of 1.1389 CHF per one U.S. dollar, in order to partially fund our acquisition of Precimed, which was payable in Swiss Francs.  In January 2008, we entered into an additional forward contract to purchase 20,000,000 CHF at an exchange rate of 1.1156 per one U.S. dollar.  We entered into a similar foreign exchange contract in January 2008 in order to fund our acquisition of DePuy Orthopaedics’ Chaumont, France facility (the “Chaumont Facility”), which was payable in Euros.  The net result of the above transactions was a gain of $2.4 million, $1.6 million of which was recorded in the first quarter of 2008 and $0.8 million in the fourth quarter of 2007 as Other Income, Net.

Provision (benefit) for income taxes

The effective tax rate for the second quarter of 2009 was approximately 19.4% compared to 27.4% for the second quarter of 2008.  The 2009 effective tax rate is less than the 35% U.S. federal statutory rate primarily as a result of the favorable resolution of tax audits during the quarter, which are treated as discrete.  Currently we expect our effective tax rate (including discrete items) to be approximately 29% for 2009.

On May 4, 2009, President Obama’s administration outlined a proposal to modify certain aspects of the rules governing the U.S. taxation of certain non-U.S. subsidiaries. Many details of the proposal remain unknown and any legislation enacting such modifications would require Congressional approval; however, changes to these rules could impact our effective tax rate.

Liquidity and Capital Resources

	July 3,	January 2,
(Dollars in millions)	2009	2009

Cash and cash equivalents(a)	$19.0	$22.1
Working capital (b)	$134.5	$142.2
Current ratio (b)	2.3:1.0	2.5:1.0

(a)	Cash and cash equivalents decreased over the last two quarters primarily due to normal capital expenditures as well as the repayment of long-term debt during that period.
(b)
Our working capital and current ratio decreased in comparison to year-end amounts primarily due to the reclassification of $30.4 million of long-term debt to Current Liabilities as the put/call date was within one year.  This increase in Current Liabilities was partially offset by cash generated from operations of $21.7 million during the first six months of 2009. We expect to repay the current portion of long-term debt with cash flow from operations or availability under our existing revolving line of credit.

Revolving Line of Credit - We have a senior credit facility (the “Credit Facility”) consisting of a $235 million revolving line of credit, which can be increased to $335 million upon our request.  The Credit Facility also contains a $15 million letter of credit subfacility and a $15 million swingline subfacility.  The Credit Facility is secured by our non-realty assets including cash, accounts and notes receivable, and inventories, and has an expiration date of May 22, 2012 with a one-time option to extend to April 1, 2013 if no default has occurred.  Interest rates under the Credit Facility are, at our option, based upon the current prime rate or the LIBOR rate plus a margin that varies with our leverage ratio.  If interest is paid based upon the prime rate, the applicable margin is between minus 1.25% and 0.00%.  If interest is paid based upon the LIBOR rate, the applicable margin is between 1.00% and 2.00%.  We are required to pay a commitment fee between 0.125% and 0.250% per annum on the unused portion of the Credit Facility based on our leverage ratio. The weighted average interest rate on borrowings under our revolving line of credit as of July 3, 2009, which does not include the impact of the interest rate swaps described below, was 2.6%.  Interest rates reset based upon the six-month ($111 million) and two-month ($10 million) LIBOR rate.

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

The Credit Facility also requires us to maintain a ratio of adjusted EBITDA, as defined in the credit agreement, to interest expense of at least 3.00 to 1.00, and a total leverage ratio, as defined in the credit agreement, of not greater than 5.00 to 1.00 from May 22, 2007 through September 29, 2009 and not greater than 4.50 to 1.00 from September 30, 2009 and thereafter.  As of July 3, 2009, we were in compliance with the required covenants.
The Credit Facility contains customary events of default.  Upon the occurrence and during the continuance of an event of default, a majority of the lenders may declare the outstanding advances and all other obligations under the Credit Facility immediately due and payable.

As of July 3, 2009, we had $114 million available under our revolving line of credit.  Based upon our current capital needs, we anticipate utilizing free cash flow (cash flow from operations less capital expenditures) to make principal payments on our revolving line of credit.  As of July 3, 2009, we have outstanding $30.5 million of 2.25% convertible subordinated notes due 2013, which contain a put option exercisable on June 15, 2010 and is classified as a current liability.  We expect to repay the current portion of our long-term debt with cash flow from operations or availability under our existing revolving line of credit. The remaining $197.8 million of convertible subordinated notes are not due until 2013 and do not have a put option.

Operating activities - Net cash flows from operating activities for the first two quarters of 2009 were $21.7 million, and was generated from net income excluding non-cash items (i.e. depreciation, amortization, stock-based compensation, non-cash gains/losses) and was used to fund working capital accounts (i.e. increase in inventory, decreases in accounts payable and accrued expenses primarily due to the timing of inventory purchases in connection with our acquisitions in 2008).  We anticipate working off these excess capital account levels over the next several quarters which will generate increased cash flow from operations.

We anticipate that cash flow from operations will be sufficient to meet our operating, capital expenditure and debt service needs, other than for any potential acquisitions.  Included in accounts receivable as of January 2, 2009 was an $11.6 million value added tax (“VAT”) receivable with the French government related to inventory purchases for the Chaumont Facility.  During the second quarter of 2009, we received payment of $11.3 million of this receivable.  The remaining balance of this receivable is now subject to the normal VAT payment cycle, generally 30 – 60 days after filing the claim.

Investing activities - Net cash used in investing activities for the first two quarters of 2009 were $12.5 million and was primarily related to maintenance capital expenditures.  Our current expectation for the remainder of 2009 is that capital spending will be in the range of $15 million to $25 million, of which approximately half is discretionary in nature.  These purchases relate to routine investments to support our internal growth and maintain our technology leadership.  We anticipate cash flow from operations will be sufficient to fund these capital expenditures.  We regularly engage in discussions relating to potential acquisitions.  Going forward, we will continue to consider strategically targeted and opportunistic acquisitions.

Financing activities - Cash flow used for financing activities for the first two quarters of 2009 primarily related to $11.0 million net repayment of long-term borrowings.  We continually assess our financing facilities and capital structure to ensure liquidity and capital levels are sufficient to meet our strategic objectives.  In the future, we may adjust our capital structure as funding opportunities present themselves.  Our current expectation is that we will use excess cash flow from operations to fund routine capital expenditures and pay down long-term debt.

Capital Structure - At July 3, 2009, our capital structure consisted of $228.2 million of convertible subordinated notes, $121.0 million of debt under our revolving line of credit and 23.2 million shares of common stock outstanding.  Additionally, we had $19.0 million in cash and cash equivalents which is sufficient to meet our short-term operating cash needs.  If necessary, we have access to $114 million under our available line of credit and are authorized to issue 100 million shares of common stock and 100 million shares of preferred stock.  The market value of our outstanding common stock since our initial public offering has exceeded our book value; accordingly, we believe that if needed we can access public markets to raise additional capital.  Our capital structure allows us to support our internal growth and provides liquidity for corporate development initiatives.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements within the meaning of Item 303(a)(4) of Regulation S-K.

Contractual Obligations
The following table summarizes our significant contractual obligations at July 3, 2009:

	Payments due by period
CONTRACTUAL OBLIGATIONS	Total	Remainder 2009	2010-2011	2012-2013	After 2013

Long-term debt obligations (a)	$380,776	$4,806	$48,647	$327,323	$-
Operating lease obligations (b)	11,727	1,251	3,995	3,483	2,998
Purchase obligations (b)	15,012	15,012	-	-	-
Foreign currency contracts (b)	4,040	4,040	-	-	-
Pension obligations (c)	10,851	1,731	1,584	2,002	5,534
Total	$422,406	$26,840	$54,226	$332,808	$8,532

(a)
Includes the annual interest expense on our convertible debentures of 2.25%, which is paid semi-annually.  These amounts assume the June 2010 put option is exercised on the $30.5 million of 2.25% convertible subordinated notes outstanding issued in May 2003.  Also includes the expected interest expense on the $121.0 million outstanding on our line of credit based upon the period end weighted average interest rate of 3.7%, which includes the impact of our interest rate swaps outstanding.  See Note 6 – “Long-Term Debt” of the Notes to the Condensed Consolidated Financial Statements for additional information about our long-term debt obligations.

(b)
See Note 12 – “Commitments and Contingencies” of the Notes to the Condensed Consolidated Financial Statements for additional information about our operating lease, purchase obligations and foreign currency contracts.

(c)
See Note 7 – “Pension Plans” of the Notes to the Condensed Consolidated Financial Statements for additional information about our pension plan obligations.  These amounts do not include any potential future contributions to our pension plan that may be necessary if the rate of return earned on pension plan assets is not sufficient to fund the rate of increase of our pension liability.  As of January 2, 2009, the latest measurement date, our actuarially determined pension liability exceeded the plans assets by $6.0 million. In order to reduce this underfunded status, we made a $1.4 million cash contribution to one of our pension plans in July 2009.

The above table does not reflect $4.0 million of unrecognized tax benefits as we are uncertain as to if or when such amounts may be settled.  Refer to Note 11 – “Income Taxes” of the Notes to the Condensed Consolidated Financial Statements for additional information about these unrecognized tax benefits.

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

As previously reported, on June 12, 2006, Enpath Medical, Inc. (“Enpath”), a subsidiary of the Company that has since been merged into Greatbatch Ltd., was named as defendant in a patent infringement action filed by Pressure Products Medical Supplies, Inc. (“Pressure Products”) in which Pressure Products alleged that Enpath’s FlowGuard™ valved introducer, which has been on the market for more than four years, and Enpath’s ViaSeal™ prototype introducer, which has not been sold, infringes claims in Pressure Products patents.  After trial, a jury found that Enpath infringed the Pressure Products patents, but not willfully, and awarded damages in the amount of $1.1 million.  The Company has appealed the judgment to the U.S. Court of Appeals for the Federal Circuit, and oral arguments were heard before that tribunal on April 21, 2009.  As a result of a post-trial motion and pending the appeal, the Company is permitted to continue to sell FlowGuard™ provided that it pays into an escrow fund a royalty of between $1.50 and $2.25 for each sale of a FlowGuard™ valved introducer.  The amount accrued as escrow during the second quarter of 2009 was $0.2 million and $1.2 million in total as of July 3, 2009.

During 2002, a former non-medical customer commenced an action alleging that Greatbatch had used proprietary information of the customer to develop certain products.  We believe the Company has meritorious defenses and are vigorously defending the matter.  The matter is scheduled for trial during the third quarter of 2009.  The estimated potential risk of loss is up to $2.5 million.

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

Impact of Recently Issued Accounting Standards
In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162.” SFAS No. 168 stipulates that the FASB Accounting Standards Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.  SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS No. 167 amends the consolidation guidance applicable to variable interest entities and affects the overall consolidation analysis under FASB Interpretation No. 46(R). SFAS No. 167 is effective for fiscal years beginning after November 15, 2009.  We are currently assessing the impact of SFAS No. 167 on the Company’s consolidated financial position and results of operations.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers' Disclosures about Postretirement Benefit Plan Assets.”  This FSP provides guidance on disclosures about plan assets of defined benefit pension or other postretirement plans and requires more transparency about the assets held by retirement plans and the concentrations of risk in those plans.  This FSP is effective for fiscal years beginning after December 15, 2009.  We will make the disclosures required by this FSP beginning in fiscal year 2010.

Application of Critical Accounting Estimates
Our unaudited Condensed Consolidated Financial Statements are based on the selection of accounting policies and the application of significant accounting estimates, some of which require management to make significant assumptions.  We believe that some of the more critical estimates and related assumptions that affect our financial condition and results of operations are in the areas of inventories, goodwill and other identifiable intangible assets, tangible long-lived assets, share-based compensation and income taxes.  For further information, refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 “Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the year ended January 2, 2009.  During the three months ended July 3, 2009, we did not change or adopt any new accounting policies that had a material effect on our Condensed Consolidated Financial Statements.

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

Forward-Looking Statements
Some of the statements contained in this Quarterly Report on Form 10-Q and other written and oral statements made from time to time by us and our representatives are not statements of historical or current fact.  As such, they are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  We have based these forward-looking statements on our current expectations, which are subject to known and unknown risks, uncertainties and assumptions.  They include statements relating to:

•	future sales, expenses and profitability;
•	the future development and expected growth of our business and the markets we operate in;
•	our ability to successfully execute our business model and our business strategy;
•	our ability to identify trends within the implantable medical devices, medical components, and Electrochem markets and to offer products and services that meet the changing needs of those markets;
•	projected capital expenditures; and
•	trends in government regulation.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We have significant foreign operations in France, Mexico and Switzerland, which exposes the Company to foreign currency exchange rate fluctuations due to transactions denominated in Euros, Pesos and Swiss Francs, respectively.  We continuously evaluate our foreign currency risk and will take action from time to time in order to best mitigate these risks, which includes the use of various derivative instruments such as forward currency exchange contracts.  A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency exposures would have had an impact of approximately $9 million on our annual sales.  This amount is not indicative of the hypothetical net earnings impact due to partially offsetting impacts on cost of sales and operating expenses in those currencies.  We estimate that foreign currency exchange rate fluctuations during the first two quarters of 2009, reduced sales in comparison to 2008 by approximately $4 million.

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

In February 2009, we entered into a forward contract to purchase 10 million Mexican pesos per month from March 2009 to December 2009 at an exchange rate of 14.85 pesos per one U.S. dollar.  This contract was entered into in order to hedge the risk of peso-denominated payments associated with the operations at the Company’s Tijuana, Mexico facility.  This contract was accounted for as a cash flow hedge and had a fair value of $0.4 million as of July 3, 2009.

We translate all assets and liabilities of our foreign operations of Precimed and the Chaumont Facility at the period-end exchange rate and translate sales and expenses at the average exchange rates in effect during the period.  The net effect of these translation adjustments is recorded in the Condensed Consolidated Financial Statements as Comprehensive Income (Loss).  The translation adjustment for the first two quarters of 2009 was a $0.02 million gain.  The aggregate translation adjustment as of July 3, 2009 is a loss of $0.2 million.  Translation adjustments are not adjusted for income taxes as they relate to permanent investments in our foreign subsidiaries.  Foreign currency transaction gains and losses included in Other (Income) Expense, Net in the Condensed Consolidated Statements of Operations and Comprehensive Income amounted to a gain of $0.6 million during the second quarter of 2009 and gain of $0.5 million during the first six months of 2009.  A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency net assets would have had an impact of approximately $9 million on our foreign net assets as of July 3, 2009.

At July 3, 2009, we had $121.0 million outstanding debt under our revolving line of credit that bears interest at fluctuating market rates based upon the LIBOR rate, thus exposing the Company to interest rate fluctuations.  To help mitigate this risk, during 2008, we entered into three notional receive floating-pay fixed interest rate swaps indexed to the six-month LIBOR rate.  The objective of these swaps is to hedge against potential changes in cash flows on the portion of our revolving line of credit indexed to the six-month LIBOR rate.  No credit risk was hedged.  The receive variable leg of the swap and the variable rate paid on the revolving line of credit bear the same rate of interest, excluding the credit spread, and reset and pay interest on the same dates.

Information regarding the Company’s outstanding interest rate swaps is as follows:

						Current	Fair
					Pay	receive	value
	Type of	Notional	Start	End	fixed	floating	July 3,
Instrument	hedge	amount	date	date	rate	Rate	2009
		(In thousands)					(In thousands)
Interest rate swap	Cash flow	$80,000	3/5/2008	7/7/2010	3.09%	1.75%	$(1,560)
Interest rate swap	Cash flow	18,000	12/18/2008	12/18/2010	2.00%	1.16%	(171)
Interest rate swap	Cash flow	50,000	7/7/2010	7/7/2011	2.16%	6M LIBOR	(35)
		$148,000			2.64%		$(1,766)

The estimated fair value of the interest rate swap agreements represents the amount the Company expects to pay to terminate the contracts.  No portion of the change in fair value of the interest rate swaps during the first six months of 2009 was considered ineffective.  The amount recorded as additional interest expense during the first six months of 2009 related to interest rate swaps was $0.5 million.

A hypothetical 10% change in the LIBOR interest rate to the remaining $23 million of floating rate debt would have had an impact of approximately $0.05 million on our annual interest expense.  This amount is not indicative of the hypothetical net earnings impact due to partially offsetting impacts on our short-term investments and cash and cash equivalents to interest income.

ITEM 4.  CONTROLS AND PROCEDURES.

a.	Evaluation of Disclosure Controls and Procedures.

Our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the SEC as of July 3, 2009.  These disclosure controls and procedures have been designed to provide reasonable assurance that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms.

Based on their evaluation, as of July 3, 2009, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.

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

There were no other changes in the registrant’s internal control over financial reporting during our last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting, other than the above mentioned acquisitions.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

During 2002, a former non-medical customer commenced an action alleging that Greatbatch had used proprietary information of the customer to develop certain products.  Management believes the Company has meritorious defenses and is vigorously defending the matter.  The matter is scheduled for trial during the third quarter of 2009.  The estimated potential risk of loss is up to $2.5 million.

ITEM 1A.  RISK FACTORS.

There have been no material changes in risk factors as previously disclosed in the Company’s Form 10-K for the year ended January 2, 2009.

 ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

 None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the Company’s Annual Meeting of Stockholders held on May 15, 2009, the stockholders approved the following:

1.	A proposal to elect ten directors of the Company to serve until the next annual meeting of stockholders or until their successors are duly elected and qualified as follows:

		Authority
		For Individual
	Votes For	Withheld

Pamela G. Bailey	21,875,710	611,994

Michael Dinkins	21,949,858	537,846

Thomas J. Hook	22,323,646	164,058

Kevin C. Melia	21,736,717	750,987

Dr. Joseph A. Miller, Jr.	22,323,021	164,683

Bill R. Sanford	22,322,018	165,686

Peter H. Soderberg	22,175,232	312,472

William B. Summers, Jr.	22,248,484	239,220

John P. Wareham	22,326,364	161,340

Dr. Helena S. Wisniewski	22,327,330	160,374

2.
A proposal for the adoption of the Greatbatch, Inc. 2009 Stock Incentive Plan.  The proposal received 15,152,272 shares voted in favor of the resolution, 5,503,330 shares voted against, 334,002 shares abstained from voting, and there were 1,498,100 broker non-votes.

3.
A proposal for the ratification of the appointment of Deloitte and Touche LLP as the Company’s Independent Registered Public Accounting Firm.  The proposal received 21,846,716 shares voted in favor of the resolution, 607,058 shares voted against, and 33,930 shares abstained from voting.

Except as indicated in item 2 above there were no broker non-votes with regards to the other above proposals.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

See the Exhibit Index for a list of those exhibits filed herewith.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 10, 2009	GREATBATCH, INC.

	By	/s/ Thomas J. Hook
Thomas J. Hook
President and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Thomas J. Mazza
Thomas J. Mazza
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

	By	/s/ Marco F. Benedetti
Marco F. Benedetti
Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to our quarterly report on Form 10-Q for the period ended June 27, 2008).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our quarterly report on Form 10-Q for the period ended March 6, 2009).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* - Filed herewith.