Form 10-Q
period 2009-10-02
GREATBATCH, INC.
filed 2009-11-10
CIK 1114483

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter ended October 2, 2009

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

The number of shares outstanding of the Company’s common stock, $0.001 par value per share, as of November 10, 2009 was: 23,190,401 shares.

GREATBATCH, INC.
TABLE OF CONTENTS FOR FORM 10-Q
AS OF AND FOR THE THREE AND NINE MONTHS ENDED OCTOBER 2, 2009

PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GREATBATCH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS - Unaudited
(in thousands except share and per share data)

	As of
	October 2,	January 2,
	2009	2009 (1)
ASSETS
Current assets:
Cash and cash equivalents	$29,545	$22,063
Accounts receivable, net of allowance for doubtful accounts of $2.4 million in 2009 and $1.6 million in 2008	76,637	86,364
Inventories, net of reserve	115,761	112,304
Deferred income taxes	15,033	8,086
Prepaid expenses and other current assets	10,843	6,754
Total current assets	247,819	235,571
Property, plant and equipment, net	157,000	166,668
Amortizing intangible assets, net	84,474	90,259
Trademarks and tradenames	36,208	36,130
Goodwill	303,994	302,221
Deferred income taxes	2,413	1,942
Other assets	15,453	15,242
Total assets	$847,361	$848,033
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$30,450	$-
Accounts payable	28,804	48,727
Income taxes payable	2,570	4,128
Accrued expenses and other current liabilities	74,857	40,497
Total current liabilities	136,681	93,352
Long-term debt	265,656	314,384
Deferred income taxes	58,251	57,905
Other long-term liabilities	6,831	7,601
Total liabilities	467,419	473,242
Stockholders' equity:
Preferred stock, $0.001 par value, authorized 100,000,000 shares; no shares issued or outstanding in 2009 or 2008	-	-
Common stock, $0.001 par value, authorized 100,000,000 shares; 23,190,401 shares issued and outstanding in 2009 and 22,970,916 shares issued and 22,943,176 shares outstanding in 2008	23	23
Additional paid-in capital	290,488	283,322
Treasury stock, at cost, no shares in 2009 and 27,740 shares in 2008	-	(741)
Retained earnings	87,796	95,263
Accumulated other comprehensive gain (loss)	1,635	(3,076)
Total stockholders’ equity	379,942	374,791
Total liabilities and stockholders' equity	$847,361	$848,033

(1) Retroactively adjusted - See Note 2.

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREATBATCH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS) - Unaudited
(in thousands except per share data)

	Three months ended		Nine months ended
	October 2,	September 26,	October 2,	September 26,
	2009	2008 (1)	2009	2008 (1)

Sales	$121,470	$136,242	$396,013	$400,044
Cost of sales	82,333	94,489	271,240	290,997
Gross profit	39,137	41,753	124,773	109,047
Operating expenses:
Selling, general and administrative expenses	15,790	15,681	52,362	52,685
Research, development and engineering costs, net	9,701	6,793	26,270	23,722
Acquired in-process research and development	-	-	-	2,240
Litigation charge (Note 12)	34,500	-	34,500	-
Other operating expense, net	3,079	3,565	8,306	7,474
Total operating expenses	63,070	26,039	121,438	86,121
Operating income (loss)	(23,933)	15,714	3,335	22,926
Interest expense	4,895	4,981	14,714	14,948
Interest income	(22)	(142)	(49)	(663)
Other income, net	(112)	(234)	(509)	(1,597)
Income (loss) before provision (benefit) for income taxes	(28,694)	11,109	(10,821)	10,238
Provision (benefit) for income taxes	(8,001)	4,593	(3,354)	3,454
Net income (loss)	$(20,693)	$6,516	$(7,467)	$6,784

Earnings (loss) per share:
Basic	$(0.90)	$0.29	$(0.33)	$0.30
Diluted	$(0.90)	$0.28	$(0.33)	$0.30

Weighted average shares outstanding:
Basic	22,963	22,557	22,912	22,493
Diluted	22,963	24,087	22,912	22,697

Comprehensive income (loss):
Net income (loss)	$(20,693)	$6,516	$(7,467)	$6,784
Foreign currency translation gain (loss)	4,871	(4,914)	4,888	366
Unrealized loss on cash flow hedges, net of tax	(213)	(351)	(177)	(26)
Unrealized loss on short-term investments available for sale, net of tax	-	(20)	-	-
Comprehensive income (loss)	$(16,035)	$1,231	$(2,756)	$7,124

(1) Retroactively adjusted - See Note 2.

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREATBATCH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited
(in thousands)

	Nine months ended
	October 2,	September 26,
	2009	2008 (1)
Cash flows from operating activities:
Net income (loss)	$(7,467)	$6,784
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	35,274	40,246
Stock-based compensation	6,833	8,073
Accrual for litigation charge	34,500	-
Acquired in-process research and development	-	2,240
Other non-cash (gains) losses	(615)	75
Deferred income taxes	(7,014)	1,073
Changes in operating assets and liabilities:
Accounts receivable	11,035	(17,205)
Inventories	(2,230)	(8,055)
Prepaid expenses and other current assets	207	46
Accounts payable	(18,903)	15,555
Accrued expenses and other current liabilities	206	(631)
Income taxes payable	(1,583)	(1,163)
Net cash provided by operating activities	50,243	47,038

Cash flows from investing activities:
Purchase of short-term investments	-	(2,010)
Proceeds from maturity/disposition of short-term investments	-	9,027
Acquisition of property, plant and equipment	(15,345)	(35,830)
Purchase of cost method investments	(1,050)	(2,550)
Acquisitions, net of cash acquired	-	(104,817)
Other investing activities	(571)	266
Net cash used in investing activities	(16,966)	(135,914)

Cash flows from financing activities:
Principal payments of long-term debt	(37,000)	(40,651)
Proceeds from issuance of long-term debt	12,000	117,000
Other financing activities	(568)	334
Net cash provided by (used in) financing activities	(25,568)	76,683

Effect of foreign currency exchange rates on cash and cash equivalents	(227)	(1,265)
Net increase (decrease) in cash and cash equivalents	7,482	(13,458)
Cash and cash equivalents, beginning of year	22,063	33,473
Cash and cash equivalents, end of period	$29,545	$20,015

(1) Retroactively adjusted - See Note 2.

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREATBATCH, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY - Unaudited
(in thousands)

							Accumulated
			Additional	Treasury			Other	Total
	Common Stock		Paid-In	Stock		Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Earnings	Gain (Loss)	Equity

Balance, January 2, 2009 (1)	22,971	$23	$283,322	(28)	$(741)	$95,263	$(3,076)	$374,791
Stock-based compensation	-	-	3,725	-	-	-	-	3,725
Net shares issued under stock incentive plans	24	-	148	-	-	-	-	148
Income tax benefit from stock options and restricted stock	-	-	19	-	-	-	-	19
Shares contributed to 401(k) Plan	195	-	3,274	28	741	-	-	4,015
Net loss	-	-	-	-	-	(7,467)	-	(7,467)
Total other comprehensive income	-	-	-	-	-	-	4,711	4,711

Balance, October 2, 2009	23,190	$23	$290,488	-	$-	$87,796	$1,635	$379,942

(1) Retroactively adjusted - See Note 2.

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information (Accounting Standards Codification (“ASC”) 270, Interim Reporting) and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America.  Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole.  In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of Greatbatch, Inc. and its wholly-owned subsidiary Greatbatch Ltd. (collectively “Greatbatch” or the “Company”) for the periods presented.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales, expenses, and related disclosures at the date of the financial statements and during the reporting period.  Actual results could differ from these estimates.  The January 2, 2009 condensed consolidated balance sheet data, as retroactively adjusted (See Note 2), was derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.  For further information, refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended January 2, 2009.  The Company utilizes a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31st.  For 52-week years, each quarter contains 13 weeks.  The third quarter of 2009 and 2008 each contained 13 weeks and ended on October 2, and September 26, respectively.  The Company has evaluated subsequent events through November 10, 2009, the date of issuance of our condensed consolidated financial statements.  The Company has revised its Condensed Consolidated Statements of Operations to include a presentation of Gross Profit and to combine intangible amortization expense related to cost of sales with Cost of Sales, which was previously broken out separately.

2.	APPLICATION OF NEW ACCOUNTING POLICY

Beginning in 2009, the Company was required to adopt the provisions of ASC 470-20 related to the accounting for convertible debt instruments that may be settled in cash upon conversion. This change in accounting required issuers of convertible debt instruments that may be settled in cash upon conversion, such as the Company’s CSN II as described in Note 6, to separately account for the liability and equity components of those instruments in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.

Upon adoption, the Company determined the carrying amount of the liability component of CSN II by measuring the fair value of a similar liability that does not have the associated conversion option as of the date CSN II was issued (March 2007).  The carrying amount of the conversion option was then determined by deducting the fair value of the liability component from the initial proceeds received from the issuance of CSN II.  The carrying amount of the conversion option was retroactively recorded as Additional Paid-In Capital with an offset to Long-Term Debt.  The carrying amount of the conversion option is being amortized to Interest Expense using the effective interest rate method over the expected life of a similar liability without a conversion option.

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

As required, the 2008 Condensed Consolidated Financial Statements presented in this quarterly report have been retroactively adjusted to reflect the adoption of this change in accounting for convertible debt as if it were in effect on the date CSN II were originally issued.  The following table provides the impact of this accounting change on the 2008 Condensed Consolidated Financial Statements:

		Impact of
	As Previously	Accounting	Adjusted
(in thousands except per share amounts)	Reported	Change	Amounts
Condensed Consolidated Balance Sheet
(As of January 2, 2009)
ASSETS
Other assets	$16,140	$(898)	$15,242
Total assets	848,931	(898)	848,033
LIABILITIES
Long-term debt	$352,920	$(38,536)	$314,384
Deferred income taxes - noncurrent	44,306	13,599	57,905
Total liabilities	498,179	(24,937)	473,242

STOCKHOLDERS' EQUITY
Additional paid-in capital	$251,772	$31,550	$283,322
Retained earnings	102,774	(7,511)	95,263
Total stockholders' equity	350,752	24,039	374,791
Total liabilities and stockholders' equity	848,931	(898)	848,033

Condensed Consolidated Statement of Operations
(Three months ended September 26, 2008)
Interest expense	$3,268	$1,713	$4,981
Income before provision for income taxes	12,822	(1,713)	11,109
Provision for income taxes	5,193	(600)	4,593
Net income	7,629	(1,113)	6,516

Earnings per share:
Basic	$0.34	$(0.05)	$0.29
Diluted	0.33	(0.05)	0.28
(Nine months ended September 26, 2008)
Interest expense	$9,908	$5,040	$14,948
Income before provision for income taxes	15,278	(5,040)	10,238
Provision for income taxes	5,218	(1,764)	3,454
Net income	10,060	(3,276)	6,784

Earnings per share:
Basic	$0.45	$(0.15)	$0.30
Diluted	0.44	(0.14)	0.30

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

		Impact of
	As Previously	Accounting	Adjusted
(in thousands except per share amounts)	Reported	Change	Amounts
Condensed Consolidated Statement of Cash Flows
(Nine months ended September 26, 2008)
Net income	$10,060	$(3,276)	$6,784
Depreciation and amortization	35,206	5,040	40,246
Deferred income taxes	2,837	(1,764)	1,073
Net cash provided by operating activities	47,038	-	47,038

3.	SUPPLEMENTAL CASH FLOW INFORMATION

	Nine months ended
	October 2,	September 26,
	2009	2008
Noncash investing and financing activities (in thousands):
Unrealized loss on cash flow hedges, net	$177	$26
Common stock contributed to 401(k) Plan	4,015	3,472
Property, plant and equipment purchases included in accounts payable	1,600	4,170
Deferred financing fees and acquisition costs included in accrued expenses and other current liabilities	-	293
Shares issued in connection with a business acquisition	-	1,473

Cash paid during the period for:
Interest	$5,199	$6,020
Income taxes	4,502	2,643
Acquisition of noncash assets and liabilities:
Assets acquired	$850	$167,195
Liabilities assumed	-	58,906

4.	INVENTORIES, NET

Inventories are comprised of the following (in thousands):

	October 2,	January 2,
	2009	2009

Raw materials	$56,480	$58,352
Work-in-process	29,920	28,851
Finished goods	29,361	25,101
Total	$115,761	$112,304

The above inventory amounts are shown net of a reserve for obsolescence of $13.2 million and $10.6 million as of October 2, 2009 and January 2, 2009, respectively.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

5.	INTANGIBLE ASSETS

Amortizing intangible assets are comprised of the following (in thousands):

	Gross carrying amount	Accumulated amortization	Foreign currency translation	Net carrying amount
October 2, 2009
Purchased technology and patents	$82,673	$(40,679)	$272	$42,266
Customer lists	46,818	(6,578)	729	40,969
Other	3,519	(2,297)	17	1,239
Total amortizing intangible assets	$133,010	$(49,554)	$1,018	$84,474

January 2, 2009
Purchased technology and patents	$81,639	$(35,881)	$184	$45,942
Customer lists	46,547	(4,056)	271	42,762
Other	3,508	(1,964)	11	1,555
Total amortizing intangible assets	$131,694	$(41,901)	$466	$90,259

Aggregate amortization expense for the third quarter of 2009 and 2008 was $2.4 million and $2.6 million, respectively.  Aggregate amortization expense for the nine months ended October 2, 2009 and September 26, 2008 was $7.7 million and $8.1 million, respectively.  As of October 2, 2009, annual amortization expense is estimated to be $2.6 million for the remainder of 2009, $9.6 million for 2010, $9.5 million for 2011, $9.4 million for 2012, $8.6 million for 2013 and $7.9 million for 2014.

The change in trademarks and trade names during 2009 is as follows (in thousands):

Balance at January 2, 2009	$36,130
Foreign currency translation	78
Balance at October 2, 2009	$36,208

The change in goodwill during 2009 is as follows (in thousands):

	Greatbatch Medical	Electrochem	Total
Balance at January 2, 2009	$292,278	$9,943	$302,221
Foreign currency translation	1,773	-	1,773
Balance at October 2, 2009	$294,051	$9,943	$303,994

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

6.	DEBT

Long-term debt is comprised of the following (in thousands):

	October 2,	January 2,
	2009	2009

Revolving line of credit	$107,000	$132,000
2.25% convertible subordinated notes I, due 2013	30,450	30,450
2.25% convertible subordinated notes II, due 2013	197,782	197,782
Unamortized discount	(39,126)	(45,848)
Total debt	296,106	314,384
Less: current portion of long-term debt	(30,450)	-
Total long-term debt	$265,656	$314,384

Revolving Line of Credit - The Company has a senior credit facility (the “Credit Facility”) consisting of a $235 million revolving credit facility, which can be increased to $335 million upon the Company’s request and approval by a majority of the lenders.  The Credit Facility also contains a $15 million letter of credit subfacility and a $15 million swingline subfacility.  In connection with the Electrochem Litigation described in Note 12 and pending the outcome of its post-trial motion, the Company will be required to bond the amount of the judgment and statutory interest in order to appeal.  The Company intends to satisfy this requirement by posting a bond, which is expected to require partial collateralization. In anticipation of this, the Company has received approval from the lenders supporting the Credit Facility to increase the letter of credit subfacility by $35 million for use only in connection with bonding the appeal of the Electrochem Litigation.

The Credit Facility is secured by the Company’s non-realty assets including cash, accounts receivable and inventories, and has an expiration date of May 22, 2012 with a one-time option to extend to April 1, 2013 if no default has occurred.  Interest rates under the Credit Facility are, at the Company’s option, based upon the current prime rate or the LIBOR rate plus a margin that varies with the Company’s leverage ratio as defined in the credit agreement.  If interest is paid based upon the prime rate, the applicable margin is between minus 1.25% and 0.00%.  If interest is paid based upon the LIBOR rate, the applicable margin is between 1.00% and 2.00%.  The Company is required to pay a commitment fee between 0.125% and 0.250% per annum on the unused portion of the Credit Facility based on the Company’s leverage ratio as defined in the credit agreement. The calculation of the leverage ratio excludes certain “extraordinary, unusual or non-recurring” expenses or loss such as facility shutdown and consolidation costs (subject to certain limits as defined in the agreement), as well as up to $35 million in connection with the Electrochem Litigation.

The Credit Facility contains limitations on the incurrence of indebtedness, limitations on the incurrence of liens and licensing of intellectual property, limitations on investments and restrictions on certain payments.  Except to the extent paid for by common equity of Greatbatch or paid for out of cash on hand, the Credit Facility limits the amount paid for acquisitions to $100 million.  The restrictions on payments, among other things, limit repurchase of Greatbatch stock to $60 million and limits the ability of the Company to make cash payments upon conversion of CSN II.  These limitations can be waived upon the Company’s request and approval of a simple majority of the lenders.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

The Credit Facility also requires the Company to maintain a ratio of adjusted EBITDA, as defined in the credit agreement, to interest expense of at least 3.00 to 1.00, and a total leverage ratio, as defined in the credit agreement, of not greater than 5.00 to 1.00 from May 22, 2007 through September 29, 2009 and not greater than 4.50 to 1.00 from September 30, 2009 and thereafter.  The calculation of adjusted EBITDA excludes certain “extraordinary, unusual or non-recurring” expenses or loss such as facility shutdown and consolidation costs (subject to certain limits as defined in the agreement), as well as up to $35 million in connection with the Electrochem Litigation. As of October 2, 2009, the Company was in compliance with all required covenants.

The Credit Facility contains customary events of default.  Upon the occurrence and during the continuance of an event of default, a majority of the lenders may declare the outstanding advances and all other obligations under the Credit Facility immediately due and payable.

The weighted average interest rate on borrowings under the Company’s revolving line of credit as of October 2, 2009, which does not include the impact of the interest rate swaps described below, was 2.1%.  Interest rates reset based upon the six-month ($98 million) and three-month ($9 million) LIBOR rate.  As of October 2, 2009, the Company had $128 million available under its Credit Facility. This amount may vary from period to period based upon the debt levels of the Company as well as the level of EBITDA which impacts the covenant calculations described above.

Interest Rate Swaps – The Company has entered into three receive floating-pay fixed interest rate swaps indexed to the six-month LIBOR rate.  The objective of these swaps is to hedge against potential changes in cash flows on the Company’s outstanding revolving line of credit, which is indexed to the six-month LIBOR rate.  No credit risk was hedged.  The receive variable leg of the swap and the variable rate paid on the revolving line of credit bear the same rate of interest, excluding the credit spread, and reset and pay interest on the same dates.  The Company intends to continue electing the six-month LIBOR as the benchmark interest rate on the debt being hedged.  If the Company repays the debt, it intends to replace the hedged item with similarly indexed forecasted cash flows.  Information regarding the Company’s outstanding interest rate swaps is as follows:

						Current	Fair
					Pay	receive	value	Balance
	Type of	Notional	Start	End	fixed	floating	October 2,	Sheet
Instrument	hedge	amount	date	date	rate	rate	2009	Location
		(In thousands)					(In thousands)
Interest rate swap	Cash flow	$80,000	3/5/2008	7/7/2010	3.09%	1.75%	$(1,358)	Oth Liabilities
Interest rate swap	Cash flow	18,000	12/18/2008	12/18/2010	2.00%	1.16%	(217)	Oth Liabilities
Interest rate swap	Cash flow	50,000	7/7/2010	7/7/2011	2.16%	6M LIBOR	(255)	Oth Liabilities
		$148,000			2.64%		$(1,830)

The estimated fair value of the interest rate swap agreements represents the amount the Company expects to receive (pay) to terminate the contracts and is recorded as Other Long-Term Liabilities in the Condensed Consolidated Balance Sheets.  No portion of the change in fair value of the interest rate swaps during the first nine months of 2009 was considered ineffective.  The amount recorded as additional interest expense during the first nine months of 2009 related to the interest rate swaps was $0.9 million.

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

The following is a summary of the significant terms of CSN I and CSN II:

CSN I - The notes bear interest at 2.25% per annum, payable semi-annually, and are due on June 15, 2013.  Holders may convert the notes into shares of the Company’s common stock at a conversion price of $40.29 per share, which is equivalent to a conversion ratio of 24.8219 shares per $1,000 of principal, subject to adjustment, before the close of business on June 15, 2013 only under the following circumstances: (1) during any fiscal quarter commencing after July 4, 2003, if the closing sale price of the Company’s common stock exceeds 120% of the $40.29 conversion price for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding fiscal quarter; (2) subject to certain exceptions, during the five business days after any five consecutive trading day period in which the trading price per $1,000 of principal for each day of such period was less than 98% of the product of the closing sale price of the Company’s common stock and the number of shares issuable upon conversion of $1,000 of principal; (3) if the notes have been called for redemption; or (4) upon the occurrence of certain corporate events.  The fair value of CSN I as of October 2, 2009 was approximately $30 million and is based on recent sales prices.

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

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

CSN II - The notes bear interest at 2.25% per annum, payable semi-annually, and are due on June 15, 2013.  The holders may convert the notes into shares of the Company’s common stock at a conversion price of $34.70 per share, which is equivalent to a conversion ratio of 28.8219 shares per $1,000 of principal.  The conversion price and the conversion ratio will adjust automatically upon certain changes to the Company’s capitalization.  CSN II notes were issued at a price of $950 per $1,000 of principal.  The fair value of CSN II as of October 2, 2009 was approximately $177 million and is based on recent sales prices.

The effective interest rate of CSN II, which takes into consideration the amortization of the original discount, deferred fees related to the issuance of these notes and the discount recognized under ASC 470-20-30 (See Note 2) is 8.5%.  The discount on CSN II is being amortized to the maturity date of the convertible notes utilizing the effective interest method.  As of October 2, 2009, the carrying amount of the discount related to the ASC 470-20-30 equity component was $33.0 million.  As of October 2, 2009, the if-converted value of CSN II notes does not exceed its principal amount as the Company’s closing stock price of $21.63 did not exceed the conversion price of $34.70 per share.

The contractual interest and discount amortization for CSN II were as follows (in thousands):

	Three months ended		Nine months ended
	October 2,	September 26,	October 2,	September 26,
	2009	2008	2009	2008
Contractual interest	$1,113	$1,113	$3,338	$3,338
Discount amortization	2,278	2,132	6,722	6,293

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

Deferred Financing Fees - The following is a reconciliation of deferred financing fees for the first nine months of 2009 (in thousands):

Previously reported balance at January 2, 2009	$4,994
ASC 470-20-30 adjustment	(898)
Retroactively adjusted amounts	4,096
Amortization during the period	(800)
Balance at October 2, 2009	$3,296

7.	PENSION PLANS

The Company offers certain non-U.S. employees retirement benefits under defined benefit pension plans.  Under these plans, benefits accrue to employees based upon years of service, position, age and compensation.  The liability and corresponding expense related to these pension plans is based on actuarial computations of current and future benefits for employees.  Pension expense is charged to current operating expenses.

The change in the net pension liability for the first nine months of 2009 is as follows (in thousands):

Balance at January 2, 2009	$5,985
Net periodic pension cost	816
Benefit payments	(607)
Employer contribution	(1,391)
Foreign currency translation	199
Balance at October 2, 2009	$5,002

The fair value of pension plan assets as of October 2, 2009 and January 2, 2009 was $9.9 million and $7.5 million, respectively.  In order to reduce the underfunded status of one of its defined benefit pension plans, the Company made a $1.4 million cash contribution to that plan in July 2009.

Net pension cost is comprised of the following (in thousands):

	Three months ended		Nine months ended
	October 2, 2009	September 26, 2008	October 2, 2009	September 26, 2008
Service cost	$228	$160	$656	$532
Interest cost	104	113	299	377
Amortization of net loss	33	-	95	-
Expected return on plan assets	(81)	(108)	(234)	(328)
Net pension cost	$284	$165	$816	$581

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

8.	FAIR VALUE MEASUREMENTS

The following table provides information regarding assets and liabilities recorded at fair value in the Company’s Condensed Consolidated Balance Sheet as of October 2, 2009 (in thousands):

		Fair value measurements using
		Quoted
		prices in
		active	Significant
		markets	other	Significant
	At	for	observable	unobservable
	October 2,	identical	inputs	inputs
Description	2009	assets	(Level 2)	(Level 3)
Assets
Foreign currency contracts	$165	$-	$165	$-
Assets held for sale (Note 10)	$3,300	$-	$3,300	$-

Liabilities
Interest rate swaps	$1,830	$-	$1,830	$-

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

Foreign currency contracts - The fair value of foreign currency contracts are obtained from cash flow models that utilize observable market data inputs to estimate fair value.  These observable market data inputs include foreign exchange rate and credit spread curves.  In addition to the above, the Company receives fair value estimates from the foreign currency contract counterparty to verify the reasonableness of the Company’s estimates. The Company’s foreign currency contracts are categorized in Level 2 of the fair value hierarchy.

Convertible subordinated notes - The fair value of the Company’s convertible subordinated notes disclosed in Note 6 – “Debt” were determined based upon recent third-party transactions for the Company’s notes in an inactive market.  The Company’s convertible subordinated notes are categorized in Level 2 of the fair value hierarchy.

Pension plan assets - The fair value of the Company’s pension plan assets disclosed in Note 7 - “Pension Plans” are determined based upon multidimensional relational models with observable market data inputs to estimate fair value. These observable market data inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers and reference data.  The Company’s pension plan assets are categorized in Level 2 of the fair value hierarchy.

Cost method investments - The Company holds certain cost method investments that are measured at fair value on a non-recurring basis in periods subsequent to initial recognition.  The fair value of a cost method investment is only estimated if there are identified events or changes in circumstances that indicate impairment may be present.  The aggregate carrying amount of our cost method investments included in other assets was $11.9 million as of October 2, 2009 and $10.9 million as of January 2, 2009.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

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

Compensation costs related to share-based payments for the three and nine months ended October 2, 2009 totaled $0.9 million and $3.7 million, respectively, and $1.5 million and $4.8 million for the three and nine months ended September 26, 2008, respectively.  Stock-based compensation expense included in the Condensed Consolidated Statements of Cash Flows includes costs recognized for the annual share contribution to the Company’s 401(k) Plan as well as for share-based payments.  The following table summarizes the Company’s time-vested and performance-vested stock option activity:

	Number of time-vested stock options	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value (in millions)
Outstanding at January 2, 2009	1,498,294	$24.28
Granted	240,170	26.53
Exercised	(9,723)	15.63
Forfeited or expired	(340,431)	27.63
Outstanding at October 2, 2009	1,388,310	$23.89	7.0	$1.3
Exercisable at October 2, 2009	798,471	$23.87	6.0	$1.0

	Number of performance- vested stock options	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value (in millions)
Outstanding at January 2, 2009	798,564	$23.62
Granted	310,407	26.53
Forfeited or expired	(81,666)	23.89
Outstanding at October 2, 2009	1,027,305	$24.48	8.4	$0.0
Exercisable at October 2, 2009	89,019	$23.60	5.7	$0.0

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

The weighted-average fair value and assumptions used to value options granted are as follows:

	Nine months ended
	October 2,	September 26,
	2009	2008
Weighted-average fair value	$8.63	$7.94
Risk-free interest rate	2.02%	2.92%
Expected volatility	39%	40%
Expected life (in years)	5.6	5.2
Expected dividend yield	0%	0%

The following table summarizes the Company’s restricted stock and restricted stock unit activity:

		Weighted average
	Activity	fair value

Nonvested at January 2, 2009	207,765	$22.86
Shares granted	98,858	26.23
Shares forfeited	(11,201)	23.90

Nonvested at October 2, 2009 (1)	295,422	$23.95

(1)	Includes 24,000 performance-vested restricted stock shares with a weighted average grant date fair value of $22.59 per share.

10.	OTHER OPERATING EXPENSE

The following were recorded in other operating expense, net in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (in thousands):

	Three months ended		Nine months ended
	October 2,	September 26,	October 2,	September 26,
	2009	2008	2009	2008

(a) 2005 & 2006 facility shutdowns and consolidations	$-	$335	$-	$672
(b) 2007 & 2008 facility shutdowns and consolidations	1,449	1,322	4,926	2,954
(c) Integration costs	1,196	1,812	2,776	3,876
Asset dispositions and other	434	96	604	(28)
	$3,079	$3,565	$8,306	$7,474

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

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

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

The total cost of these projects was $24.7 million, which was incurred from 2005 to 2008, and consisted of the following:

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

All categories of costs were considered to be cash expenditures, except accelerated depreciation and asset write-offs.  All costs incurred during 2008 were included in the Greatbatch Medical business segment.  Accrued liabilities related to the 2005 & 2006 facility shutdowns and consolidations are comprised of the following (in thousands):

	Severance and retention	Production inefficiencies, moving and revalidation	Personnel	Other	Total
Balance, December 28, 2007	$2,150	$-	$-	$-	$2,150
Restructuring charges	159	42	184	278	663
Cash payments	(2,234)	(42)	(184)	(278)	(2,738)
Balance, January 2, 2009	$75	$-	$-	$-	$75

Cash payments	(68)	-	-	-	(68)
Balance, October 2, 2009	$7	$-	$-	$-	$7

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

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

In the second half of 2008, the Company ceased manufacturing at its facility in Suzhou, China (Electrochem), closed its leased manufacturing facility in Orchard Park, NY (Electrochem), and consolidated its Saignelegier, Switzerland manufacturing facility (Orthopaedics). The operations of these facilities were relocated to existing facilities that had excess capacity.

In the fourth quarter of 2008, management of the Company approved a plan for the closure of its Teterboro, NJ (Electrochem manufacturing), Blaine, MN (Vascular Access manufacturing) and Exton, PA (Orthopaedics corporate office) facilities.  The Blaine, MN and Exton, PA consolidations were completed in the second quarter of 2009. The Teterboro, NJ initiative is expected to be completed over the next six months.

The total cost for the 2007 & 2008 facility shutdowns and consolidations is expected to be approximately $15.5 million to $18.3 million, of which $13.8 million has been incurred through October 2, 2009.  The major categories of costs consisted of the following:

a.	Severance and retention - $4.5 million to $5.5 million;
b.	Production inefficiencies, moving and revalidation - $4.0 million to $4.5 million;
c.	Accelerated depreciation and asset write-offs - $3.8 million to $4.3 million;
d.	Personnel - $1.2 million to $1.5 million; and
e.	Other - $2.0 million to $2.5 million.

All categories of costs are considered to be cash expenditures, except accelerated depreciation and asset write-offs.  For the nine months ended October 2, 2009, costs relating to these initiatives of $1.5 million and $3.4 million were included in the Greatbatch Medical and Electrochem business segments, respectively.  Costs incurred during the first nine months of 2008 of $0.4 million, $1.5 million and $1.1 million were included in unallocated Corporate expenses, Greatbatch Medical and Electrochem business segments, respectively.

As a result of these consolidation initiatives, three Greatbatch Medical facilities are classified as held for sale in accordance with ASC 360-10-45.  In accordance with ASC 360-10-35, these facilities are recorded at the lower of their carrying amount or estimated fair value less cost to sell.  The fair value of these facilities is determined based upon recent sales data for comparable facilities taking into consideration recent offers, if any, received from perspective buyers of the facility, which is categorized as Level 2 of the fair value hierarchy.  During the third quarter of 2009 and fourth quarter of 2008, an impairment charge of $0.2 million and $1.7 million, respectively, was recorded relating to these facilities and is included in Other Operating Expense, Net.  These facilities are expected to be sold within the next year and have a carrying value of $5.3 million as of October 2, 2009 and are included in Other Current Assets in the Condensed Consolidated Balance Sheet.

Accrued liabilities related to the 2007 & 2008 facility shutdowns and consolidations are comprised of the following (in thousands):
	Severance and retention	Production inefficiencies and revalidation	Accelerated depreciation/ asset write- offs	Personnel	Other	Total
Balance, December 28, 2007	$570	$-	$-	$-	$-	$570
Restructuring charges	2,661	2,074	2,978	82	552	8,347
Write-offs	-	-	(2,978)	-	-	(2,978)
Cash payments	(2,637)	(2,074)	-	(82)	(552)	(5,345)
Balance, January 2, 2009	$594	$-	$-	$-	$-	$594

Restructuring charges	1,722	1,244	539	400	1,021	4,926
Write-offs	-	-	(539)	-	-	(539)
Cash payments	(668)	(1,244)	-	(400)	(1,021)	(3,333)
Balance, October 2, 2009	$1,648	$-	$-	$-	$-	$1,648

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con’t) – Unaudited

(c) Integration costs. During the first nine months of 2009 and 2008, the Company incurred costs related to the integration of the companies acquired in 2007 and 2008.  The integration initiatives include the implementation of the Oracle ERP system, training and compliance with Company policies as well as the implementation of lean manufacturing and six sigma initiatives.  The expenses are primarily for consultants, relocation and travel costs that will not be required after the integrations are completed.

Subsequent Event - In November 2009 the Company announced its plans to invest approximately $21 million into its Orthopaedic business.  A significant portion of the investment will be dedicated to developing a new Rapid Prototyping Center.  The new facility will be equipped with the latest technology available to support customers in the Company’s orthopaedic instrument and implant development and production.  Construction is scheduled to begin in early 2010, with completion scheduled for the fourth quarter of 2010.  Additionally, further investment is planned over the next three years to drive improvements and growth in all orthopaedic locations.

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

The effective tax rate for the third quarter of 2009 was 28% and includes the favorable impact of the resolution of tax audits during the quarter and reductions in the balance of unrecognized tax benefits due to the expiration of certain statutes of limitation, which are treated as discrete items.

During the third quarter of 2009, the balance of unrecognized tax benefits decreased approximately $0.9 million to $3.1 million.  This is a result of the favorable impact of the resolution of tax audits during the quarter and reductions due to the expiration of certain statutes of limitation.  Approximately $1.8 million of the balance of unrecognized tax benefits would favorably impact the effective tax rate (net of federal benefit on state issues), if recognized.  It is reasonably possible that a reduction of approximately $0.7 million of the balance of unrecognized tax benefits may occur within the next twelve months as a result of the expiration of applicable statutes of limitation.

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

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con’t) – Unaudited

During 2002, a former Electrochem Solutions (“Electrochem”) customer, Input/Output Marine Systems (“Input/Output”), commenced an action against the Company alleging breach of contract, misappropriation of trade secrets, negligence, unfair trade practices and fraud arising out of a failed business transaction dating back to 1997 (the “Electrochem Litigation”).  Summary judgment was awarded in favor of the Company in February 2007.  Input/Output appealed that judgment and the Louisiana Court of Appeal reversed the decision of the trial court and reinstated the case.  The Company’s appeal of that reversal was denied by the Louisiana Supreme Court in January 2008.  The jury trial commenced on September 21, 2009 and on October 1, 2009, the jury found in favor of Input/Output on the fraud, unfair trade practices and breach of contract claims and awarded damages in the amount of $21.7 million. The final judgment in the matter is expected to include an award of prejudgment interest and attorneys’ fees and costs bringing the total judgment to approximately $35 million.  The Company has filed a post-trial motion for a judgment notwithstanding the verdict, or for a new trial based upon a claim that the verdict was inconsistent and that there was insufficient evidence to support the findings.  A hearing date of November 18, 2009 has been scheduled for the post-trial motions.  At that time, the court also is expected to determine the award of attorneys’ fees and costs.  If the Company’s post-trial motion is unsuccessful, management intends to appeal the verdict.  Based on management’s best estimate of loss given the range of possible outcomes at this time, the Company has accrued the total judgment of $35 million, which is included in Accrued Expenses and Other Current Liabilities in the Condensed Consolidated Balance Sheet at October 2, 2009.  During the appeal process, interest on the award will accrue based upon the Louisiana statutory rate.

As previously reported, on June 12, 2006, Enpath Medical, Inc. (“Enpath”), a subsidiary of the Company that has since been merged into Greatbatch Ltd., was named as defendant in a patent infringement action filed by Pressure Products Medical Supplies, Inc. (“Pressure Products”) in which Pressure Products alleged that Enpath’s FlowGuard™ valved introducer, which has been on the market for more than four years, and Enpath’s ViaSeal™ prototype introducer, which has not been sold, infringes claims in Pressure Products patents.  After trial, a jury found that Enpath infringed the Pressure Products patents, but not willfully, and awarded damages in the amount of $1.1 million.  The Company has appealed the judgment to the U.S. Court of Appeals for the Federal Circuit, and oral arguments were heard before that tribunal on April 21, 2009.  As a result of a post-trial motion and pending the appeal, the Company is permitted to continue to sell FlowGuard™ provided that it pays into an escrow fund a royalty of between $1.50 and $2.25 for each sale of a FlowGuard™ valved introducer.  The amount accrued as escrow during the third quarter of 2009 was $0.1 million and $1.3 million in total as of October 2, 2009.

Product Warranties - The Company generally warrants that its products will meet customer specifications and will be free from defects in materials and workmanship.  The Company accrues its estimated exposure to warranty claims based upon recent historical experience and other specific information as it becomes available.

The change in aggregate product warranty liability for the quarter ended October 2, 2009 is as follows (in thousands):

Beginning balance at July 3, 2009	$1,459
Additions to warranty reserve	230
Warranty claims paid	(82)
Ending balance at October 2, 2009	$1,607

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con’t) – Unaudited

Purchase Commitments – Contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.  Our purchase orders are normally based on our current manufacturing needs and are fulfilled by our vendors within short time horizons.  We enter into blanket orders with vendors that have preferred pricing and terms, however these orders are normally cancelable by us without penalty.  As of October 2, 2009, the total contractual obligation related to such expenditures is approximately $16.6 million and will be financed by existing cash and cash equivalents or cash generated from operations over the next twelve months.  We also enter into contracts for outsourced services; however, the obligations under these contracts were not significant and the contracts generally contain clauses allowing for cancellation without significant penalty.

Operating Leases - The Company is a party to various operating lease agreements for buildings, equipment and software.  Minimum future annual operating lease payments are $0.7 million for the remainder of 2009; $2.1 million in 2010; $1.9 million in 2011; $1.8 million in 2012; $1.7 million in 2013 and $3.0 million thereafter.  The Company primarily leases buildings, which accounts for the majority of the future lease payments.

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

In February 2009, the Company entered into forward contracts to purchase 10 million Mexican pesos per month from March 2009 to December 2009 at an exchange rate of 14.85 pesos per one U.S. dollar.  These contracts were entered into in order to hedge the risk of peso-denominated payments associated with the operations at the Company’s Tijuana, Mexico facility.  These contracts were accounted for as cash flow hedges and had a fair value of $0.2 million as of October 2, 2009, which is recorded within Other Assets in the Condensed Consolidated Balance Sheets.  No portion of the change in fair value of the foreign currency contracts during the first nine months of 2009 was considered ineffective.  The amount recorded as a reduction of Cost of Sales during the first nine months of 2009 related to the forward contracts was $0.3 million.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con’t) – Unaudited

13.	EARNINGS PER SHARE

The following table reflects the calculation of basic and diluted earnings per share (in thousands, except per share amounts):
	Three months ended		Nine months ended
	October 2,	September 26,	October 2,	September 26,
	2009	2008	2009	2008
Numerator for basic earnings per share:
Net income (loss)	$(20,693)	$6,516	$(7,467)	$6,784
Effect of dilutive securities:
Interest expense on convertible notes and related deferred financing fees, net of tax	-	223	-	-
Numerator for diluted earnings per share	$(20,693)	$6,739	$(7,467)	$6,784

Denominator for basic earnings per share:
Weighted average shares outstanding	22,963	22,557	22,912	22,493
Effect of dilutive securities:
Convertible subordinated notes	-	1,296	-	-
Stock options and unvested restricted stock	-	234	-	204
Denominator for diluted earnings per share	22,963	24,087	22,912	22,697

Basic earnings (loss) per share	$(0.90)	$0.29	$(0.33)	$0.30
Diluted earnings (loss) per share	$(0.90)	$0.28	$(0.33)	$0.30

The diluted weighted average share calculations do not include the following securities, which are not dilutive to the EPS calculations:
	Three months ended		Nine months ended
	October 2,	September 26,	October 2,	September 26,
	2009	2008	2009	2008

Time based stock options, restricted stock and restricted stock units	1,660,000	1,375,000	1,660,000	1,509,259
Performance based stock options	1,051,000	276,000	1,051,000	276,000
Convertible subordinated notes	756,000	-	756,000	1,296,000

14.	COMPREHENSIVE INCOME (LOSS)

The Company’s comprehensive income (loss) as reported in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) includes net income, foreign currency translation gains (losses), unrealized loss on cash flow hedges and, for 2008, the net unrealized loss on short-term investments available for sale, adjusted for any realized gains/losses.

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

The Company has designated its interest rate swaps and foreign currency contracts (See Notes 6 and 12) as cash flow hedges under ASC 815-20-25.  Accordingly, the effective portion of any change in the fair value of these instruments is recorded in comprehensive income (loss), net of tax, and reclassified into earnings (Interest Expense – Swaps, Cost of Sales – FX Contracts) in the same period or periods during which the hedged transaction affects earnings.  Gains and losses on the derivative representing hedge ineffectiveness are recognized in current earnings.

Accumulated other comprehensive loss is comprised of the following (in thousands):

	Defined		Foreign
	benefit		currency
	pension plan	Cash flow	translation	Total pre-tax		Net-of tax-
	liability	hedges	adjustment	amount	Tax amount	amount

Balance at January 2, 2009	$(2,513)	$(1,394)	$(228)	$(4,135)	$1,059	$(3,076)
Unrealized loss on cash flow hedges	-	(272)	-	(272)	95	(177)
Foreign currency translation gain	-	-	4,888	4,888	-	4,888
Balance at October 2, 2009	$(2,513)	$(1,666)	$4,660	$481	$1,154	$1,635

15.	BUSINESS SEGMENT, GEOGRAPHIC AND CONCENTRATION RISK INFORMATION

The Company operates its business in two reportable segments – Greatbatch Medical and Electrochem.  During the first quarter of 2009, the Company rebranded its Implantable Medical Component (“IMC”) segment as Greatbatch Medical.  The Greatbatch Medical segment designs and manufactures components and devices for the CRM, Neuromodulation, Vascular Access and Orthopaedic markets.  Additionally, the Greatbatch Medical business offers value-added assembly and design engineering services for products that incorporate Greatbatch Medical components.

Electrochem is a world leader in the design, manufacture and distribution of electrochemical cells, battery packs and wireless sensors for demanding applications in markets such as energy, security, portable medical, environmental monitoring and more.

The Company defines segment income (loss) from operations as sales less cost of sales including amortization and expenses attributable to segment-specific selling, general and administrative, research, development and engineering expenses, and other operating expenses.  Segment income also includes a portion of non-segment specific selling, general and administrative, and research, development and engineering expenses based on allocations appropriate to the expense categories.  The remaining unallocated operating expenses are primarily corporate headquarters and administrative function expenses.  The unallocated operating expenses along with other income and expense are not allocated to reportable segments.  Transactions between the two segments are not significant.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con’t) – Unaudited

An analysis and reconciliation of the Company’s business segment and product line information to the respective information in the condensed consolidated financial statements is presented below. The third quarter of 2009 Electrochem operating loss includes a $34.5 million charge related to the Electrochem Litigation (See Note 12).  The nine-month 2008 results for the Greatbatch Medical segment include $6.4 million and $2.2 million of inventory step-up amortization and IPR&D expense, respectively, related to its 2007 and 2008 acquisitions (in thousands):

	Three months ended		Nine months ended
	October 2,	September 26,	October 2,	September 26,
	2009	2008	2009	2008
Sales:
Greatbatch Medical
CRM/Neuromodulation	$74,094	$70,540	$229,387	$206,424
Vascular Access	8,375	8,840	28,260	28,249
Orthopaedic	23,190	37,940	88,662	106,700
Total Greatbatch Medical	105,659	117,320	346,309	341,373
Electrochem	15,811	18,922	49,704	58,671
Total sales	$121,470	$136,242	$396,013	$400,044

Segment income (loss) from operations:
Greatbatch Medical	$13,754	$17,904	$46,128	$30,590
Electrochem	(34,714)	3,126	(33,654)	8,122
Total segment income (loss) from operations	(20,960)	21,030	12,474	38,712
Unallocated operating expenses	(2,973)	(5,316)	(9,139)	(15,786)
Operating income (loss) as reported	(23,933)	15,714	3,335	22,926
Unallocated other expense	(4,761)	(4,605)	(14,156)	(12,688)
Income (loss) before provision (benefit) for income taxes as reported	$(28,694)	$11,109	$(10,821)	$10,238

Sales by geographic area are presented in the following table by allocating sales from external customers based on where the products are shipped to (in thousands):

	Three months ended		Nine months ended
	October 2,	September 26,	October 2,	September 26,
	2009	2008	2009	2008
Sales by geographic area:
United States	$56,846	$66,327	$190,934	$198,442
Non-Domestic locations:
Puerto Rico	18,821	13,707	56,019	40,457
United Kingdom & Ireland	17,755	19,575	49,052	52,414
Belgium	11,116	-	23,314	-
France	1,364	19,237	23,129	55,854
Rest of world	15,568	17,396	53,565	52,877
Consolidated sales	$121,470	$136,242	$396,013	$400,044

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con’t) – Unaudited

Long-lived tangible assets by geographic area are as follows:
	As of
	October 2,	January 2,
	2009	2009
Long-lived tangible assets:
United States	$135,510	$141,733
Rest of world	39,356	42,119
Consolidated long-lived assets	$174,866	$183,852

Four customers accounted for a significant portion of the Company’s sales as follows:

	Three months ended		Nine months ended
	October 2,	September 26,	October 2,	September 26,
	2009	2008	2009	2008
Customer A	24%	17%	23%	17%
Customer B	17%	13%	16%	13%
Customer C	12%	14%	12%	13%
Customer D	10%	13%	12%	12%
Total	63%	57%	63%	55%

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

In June 2009, the Financial Accounting Standards Board (“FASB”) issued amendments to the consolidation guidance in ASC 810-10 applicable to variable interest entities which affects the overall consolidation analysis. These amendments are effective for fiscal years beginning after November 15, 2009.  The Company is currently assessing the impact of these amendments on its consolidated financial position and results of operations.

In December 2008, the FASB issued amendments to ASC 715-20-50 that provides guidance on disclosures about plan assets of defined benefit pension or other postretirement plans and requires more transparency about the assets held by retirement plans and the concentrations of risk in those plans.  These amendments are effective for fiscal years beginning after December 15, 2009.  The Company will make the disclosures required by these amendments beginning in fiscal year 2010.

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

Our Customers
Our Greatbatch Medical customers include leading Original Equipment Manufacturers (“OEM”), in alphabetical order here and throughout this report, such as Biotronik, Boston Scientific, DePuy, Johnson & Johnson, Medtronic, Smith & Nephew, the Sorin Group, St. Jude Medical, Stryker and Zimmer Holdings, Inc.  The nature and extent of our selling relationships with each Greatbatch Medical customer varies in terms of breadth of products purchased, purchased product volumes, length of contractual commitment, ordering patterns, inventory management and selling prices.  During the first nine months of 2009, Boston Scientific, Johnson & Johnson, Medtronic and St. Jude Medical collectively accounted for 63% of our total sales.

Our Electrochem customers are primarily companies in markets such as energy, security, portable medical and environmental monitoring including General Electric, Halliburton Company, Scripps Institution of Oceanography, Thales, Weatherford International and Zoll Medical Corp.

Financial Overview
Consolidated sales for the nine months and third quarter ended October 2, 2009 were $396.0 million and $121.5 million, respectively, a decrease of 1% and 11% respectively, over the comparable 2008 periods.  For the first three quarters of 2009, sales included CRM and Neuromodulation growth and the benefit of a full period of Orthopaedic operations (approximately $8 million) as compared to the 2008 period.  In the third quarter of 2009, CRM and Neuromodulation growth moderated to more normal growth levels due to the timing of customer product launches and inventory adjustments.  Offsetting these increases were lower Electrochem revenue due to a slow-down in the energy and portable medical markets and lower Orthopaedic sales due to the uncertain regulatory and economic environment.  During the first half of 2009, Orthopaedic sales were impacted by the strong U.S. dollar, which reduced revenue by approximately $4 million. Additionally, 2008 sales included the release of backlog of approximately $3 million in both the second and third quarters.  The higher mix of CRM/Neuromodulation revenue, as well as our ongoing consolidation initiatives, have positively impacted our gross profit percentage in 2009.

We have initiated various consolidation initiatives aimed at streamlining our operations and improving operating profitability.  These initiatives have allowed us to maintain SG&A expenses constant in 2009.  Additionally, we continue to increase research and development expenditures, as evidenced by the increase in gross RD&E to 9% of sales, in order to develop new technologies and provide solutions to our customers and ultimately create long-term growth opportunities. Operating results for the third quarter of 2009 included a $34.5 million litigation charge related to the Company’s Electrochem business (See “Litigation”).  Additionally, operating income for the first nine months and third quarter of 2009 included $8.3 million and $3.1 million, respectively, of acquisition related charges, consolidation costs and integration expenses, compared to $7.5 million and $3.6 million, respectively, for the same periods in 2008.

As of the end of the third quarter of 2009, cash and cash equivalents totaled $29.5 million. These funds, along with the cash generated from operations and the $128 million available under our line of credit, are sufficient to meet our operating and investment activities for the foreseeable future, including cash expenditures related to our consolidation initiatives, repayment of debt and potential litigation settlements. During the first three quarters of 2009, we repaid $25 million, or 19%, of the outstanding balance of our line of credit.

Our CEO’s View
Our CRM, Neuromodulation, Vascular Access and Electrochem product line revenue were generally in line with initial expectations. However, our Orthopaedic sales have been impacted by reduced spending on elective procedures and increased emphasis on inventory management programs from customers amid an uncertain regulatory and economic environment, which is consistent with other orthopaedic OEM suppliers. We are pleased with the progress we have made on our consolidation and operational efficiency initiatives, which have helped mitigate the impact of this lower revenue. Our operating results continue to be positively impacted despite the reduced demand for our orthopaedic products.

During this economic downturn and challenging health care market environment, we continue to focus on the variables that are within our control.  During the third quarter of 2009, we continued to take cost cutting measures to help offset the impact of our reduced revenue, continued to consolidate our Teterboro NJ facility into our Raynham MA facility, which is on schedule for completion in the fourth quarter, and converted two facilities to our ERP platform to further streamline operations. Additionally, we continued to invest in our sales and marketing infrastructure and the development of new technologies. We remain confident that our continued focus on these initiatives coupled with our strong cash generation will provide significant growth opportunities once the markets recover.  We remain excited about the long-term prospects for our business and will continue to focus on diversifying our revenues, deepening relationships with both current and new customers, improving operational efficiencies and continuing to invest in the development of new technologies to support future growth.

Product Development
Currently, we are developing a series of new products for customer applications in the CRM, Neuromodulation, Vascular Access, Orthopaedic and Electrochem markets.  Some of the key development initiatives include:
1.	To continue the evolution of our Q series high rate ICD batteries;
2.	To continue development of MRI compatible leadwires and other neuromodulation products;
3.	To continue development of higher energy/higher density capacitors;
4.	To integrate Biomimetic coating technology with therapy delivery devices;
5.	To complete design of next generation steerable catheters and introducers;
6.	To further develop minimally invasive surgical techniques for the orthopaedics industry;
7.	To develop disposable instrumentation for the orthopaedics industry;
8.	To provide wireless sensing solutions to Electrochem customers; and
9.	To develop a charging platform for Electrochem secondary offering.

Approximately $2.3 million of the BIOMEC, Inc. (“BIOMEC”) acquisition purchase price in April 2007 was allocated to the estimated fair value of acquired in-process research and development (“IPR&D”) projects that had not yet reached technological feasibility and had no alternative future use, thus were immediately expensed on the date of acquisition.  The value assigned to IPR&D related to projects that incorporate BIOMEC’s novel-polymer coating (biomimetic) technology that mimics the surface of endothelial cells of blood vessels.  An agreement was reached in 2008 with an OEM partner to provide coating material and services for their catheter products.  The 510(k) application was approved by the Food and Drug Administration (“FDA”) and sales began in the second quarter of 2009, which did not materially impact our results of operations.  There have been no significant changes from our original estimates with regard to these projects.

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

Approximately $2.2 million of the P Medical Holding SA (“Precimed”) acquisition purchase price was allocated to the preliminary estimated fair value of acquired IPR&D projects that had not yet reached technological feasibility and had no alternative future use, thus were immediately expensed on the date of acquisition.  The value assigned to IPR&D related to Reamer, Instrument Kit, Locking Plate and Cutting Guide projects.  These projects primarily represent the next generation of products already being sold by Precimed which incorporate new enhancements and customer modifications.  We commercially launched two of these products in 2008 and expect to launch another in 2009.  Three of the other orthopaedic projects acquired have been delayed and two have been cancelled due to the timing of customer adoption, technical difficulties, inability to meet margin goals and feasibility assessments.  These changes are not expected to have a material impact on operating income as these projects were expected to have lower margins.

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

The total cost of these projects was $24.7 million, which was incurred from 2005 to 2008, and consisted of the following:

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

In the fourth quarter of 2008, we approved a plan for the closure of our Teterboro, NJ (Electrochem manufacturing), Blaine, MN (Vascular Access manufacturing) and Exton, PA (Orthopaedics corporate office) facilities.  The Blaine, MN and Exton, PA consolidations were completed in the second quarter of 2009.  The Teterboro, NJ initiative is expected to be completed in the fourth quarter of 2009.

The total cost for the 2007 & 2008 facility shutdowns and consolidations is expected to be approximately $15.5 million to $18.3 million, of which $13.8 million has been incurred through October 2, 2009.  The major categories of costs consisted of the following:

a.	Severance and retention - $4.5 million to $5.5 million;
b.	Production inefficiencies, moving and revalidation - $4.0 million to $4.5 million;
c.	Accelerated depreciation and asset write-offs - $3.8 million to $4.3 million;
d.	Personnel - $1.2 million to $1.5 million; and
e.	Other - $2.0 million to $2.5 million.

All categories of costs are considered to be cash expenditures, except accelerated depreciation and asset write-offs.  For the nine months ended October 2, 2009, costs relating to these initiatives of $1.5 million and $3.4 million were included in the Greatbatch Medical and Electrochem business segments, respectively.  Costs incurred during the first nine months of 2008 of $0.4 million, $1.5 million and $1.1 million were included in unallocated Corporate expenses, Greatbatch Medical and Electrochem business segments, respectively.

In November 2009 we announced plans to invest approximately $21 million into our Orthopaedic business.  A significant portion of the investment will be dedicated to developing a new Rapid Prototyping Center.  The new facility will be equipped with the latest technology available to support customers in our orthopaedic instrument and implant development and production.  Construction is scheduled to begin in early 2010, with completion scheduled for the fourth quarter of 2010.  Additionally, further investment is planned over the next three years to drive improvements and growth in all orthopaedic locations.

Our Financial Results
We utilize a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31st.  For 52-week years, each quarter contains 13 weeks.  The third quarter of 2009 and 2008 ended on October 2, and September 26, respectively.  The commentary that follows should be read in conjunction with our Condensed Consolidated Financial Statements and related notes and with the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K for the fiscal year ended January 2, 2009.

Beginning in 2009, we were required to adopt the amendments to the provisions of ASC 470-20 related to the accounting for convertible debt instruments that may be settled in cash upon conversion. These amendments require issuers of convertible debt instruments that may be settled in cash upon conversion, such as the Company’s CSN II as described in Note 6 to the Condensed Consolidated Financial Statements contained in this report, to separately account for the liability and equity components of those instruments in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  These amendments require retrospective restatement for all prior periods presented in financial statements.  Accordingly, the 2008 Condensed Consolidated Financial Statements presented in this report have been retroactively adjusted to reflect the accounting change for convertible debt as if it were in effect as of the date CSN II was originally issued.  See Note 2 to the Condensed Consolidated Financial Statements.

The following table presents certain selected condensed consolidated financial statement information for the periods presented:

	Three months ended				Nine months ended
	Oct. 2,	Sept. 26,	$	%	Oct. 2,	Sept. 26,	$	%
In thousands, except per share data	2009	2008	Change	Change	2009	2008	Change	Change
Greatbatch Medical
CRM/Neuromodulation	$74,094	$70,540	$3,554	5%	$229,387	$206,424	$22,963	11%
Vascular Access	8,375	8,840	(465)	-5%	28,260	28,249	11	0%
Orthopaedic	23,190	37,940	(14,750)	-39%	88,662	106,700	(18,038)	-17%
Total Greatbatch Medical	105,659	117,320	(11,661)	-10%	346,309	341,373	4,936	1%
Electrochem	15,811	18,922	(3,111)	-16%	49,704	58,671	(8,967)	-15%
Total sales	121,470	136,242	(14,772)	-11%	396,013	400,044	(4,031)	-1%
Cost of sales	82,333	94,489	(12,156)	-13%	271,240	290,997	(19,757)	-7%
Gross profit	39,137	41,753	(2,616)	-6%	124,773	109,047	15,726	14%
Gross profit as a % of sales	32.2%	30.6%		1.6%	31.5%	27.3%		4.2%

Selling, general, and administrative expenses (SG&A)	15,790	15,681	109	1%	52,362	52,685	(323)	-1%
SG&A as a % of sales	13.0%	11.5%		1.5%	13.2%	13.2%		0.0%

Research, development and engineering costs, net (RD&E)	9,701	6,793	2,908	43%	26,270	23,722	2,548	11%
RD&E as a % of sales	8.0%	5.0%		3.0%	6.6%	5.9%		0.7%

Other operating expense, net	37,579	3,565	34,014	NA	42,806	9,714	33,092	341%
Operating income (loss)	(23,933)	15,714	(39,647)	NA	3,335	22,926	(19,591)	-85%
Operating margin	-19.7%	11.5%		-31.2%	0.8%	5.7%		-4.9%

Interest expense	4,895	4,981	(86)	-2%	14,714	14,948	(234)	-2%
Interest income	(22)	(142)	120	-85%	(49)	(663)	614	-93%
Other (income) expense, net	(112)	(234)	122	-52%	(509)	(1,597)	1,088	-68%

Provision (benefit) for income taxes	(8,001)	4,593	(12,594)	NA	(3,354)	3,454	(6,808)	NA
Effective tax rate	27.9%	41.3%		-13.4%	31.0%	33.7%		-2.7%

Net income (loss)	$(20,693)	$6,516	$(27,209)	NA	$(7,467)	$6,784	$(14,251)	NA
Net margin	-17.0%	4.8%		-21.8%	-1.9%	1.7%		-3.6%

Sales
	Three months ended			Nine months ended
	October 2,	September 26,	%	October 2,	September 26,	%
(Dollars in thousands)	2009	2008	Change	2009	2008	Change
Greatbatch Medical
CRM/Neuromodulation	$74,094	$70,540	5%	$229,387	$206,424	11%
Vascular Access	8,375	8,840	-5%	28,260	28,249	0%
Orthopaedic	23,190	37,940	-39%	88,662	106,700	-17%
Total Greatbatch Medical	105,659	117,320	-10%	346,309	341,373	1%
Electrochem	15,811	18,922	-16%	49,704	58,671	-15%
Total sales	$121,470	$136,242	-11%	$396,013	$400,044	-1%

Greatbatch Medical – The nature and extent of our selling relationship with each OEM customer is different in terms of component products purchased, selling prices, product volumes, ordering patterns and inventory management.  For customers with long-term contracts, we have negotiated fixed pricing arrangements for pre-determined volume levels with pricing fixed within each level.  In general, the higher the volume level, the lower the pricing.  We have pricing arrangements with our customers that at times do not specify minimum order quantities.  We recognize revenue when it is realized or realizable and earned.  This occurs when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, the buyer is obligated to pay us (i.e., not contingent on a future event), the risk of loss is transferred, there is no obligation of future performance, collectability is reasonably assured and the amount of future returns can reasonably be estimated.  Those criteria are met at the time of shipment when title passes.

Our visibility to customer ordering patterns is over a relatively short period of time.  Our customers may have inventory management programs and alternate supply arrangements of which we are unaware.  Additionally, the relative market share among the OEM manufacturers changes periodically.  Consequently, these and other factors can significantly impact our sales in any given period.  Our customers may initiate field actions with respect to market-released products.  These actions may include product recalls or communications with a significant number of physicians about a product or labeling issue.  The scope of such actions can range from very minor issues affecting a small number of units to more significant actions.  There are a number of factors, both short-term and long-term, related to these field actions that may impact our results.  In the short-term, if a product has to be replaced, or customer inventory levels have to be restored, component demand will increase.  Also, changing customer order patterns due to market share shifts or accelerated device replacements may also have a positive or negative impact on our sales results in the near-term.  These same factors may have longer-term implications as well.  Customer inventory levels may ultimately have to be rebalanced to match new demand.

Greatbatch Medical sales decreased 10% for the third quarter of 2009 when compared to the same period of 2008 as CRM and Neuromodulation revenue growth of 5% was offset by decreases in Vascular Access and Orthopaedic revenues. Greatbatch Medical sales for the first nine months of 2009 increased 1% over the comparable 2008 period.  This growth was driven by CRM and Neuromodulation revenue and the benefit of a full nine months of Orthopaedic operations (approximately $8 million) as compared to the 2008 period.  Partially offsetting these increases was $4 million of foreign currency impact on our Orthopaedic sales and the market conditions in the Orthopaedic industry.  Orthopaedic sales in 2008 benefited from the release of backlog of approximately $3 million in both the second and third quarters.

Compared to the prior year and consistent with our expectations, CRM and Neuromodulation revenue growth moderated to 5% during the third quarter of 2009 compared to the same period of 2008 and is now more in line with market growth rates compared to the above-market growth rates experienced over the last several quarters. More specifically, in the third quarter increased growth in medical batteries, due to market growth and customer market share shifts, was partially offset by a decrease in capacitor sales due to inventory adjustments made by OEM customers during the quarter.

For the first nine months of 2009, CRM and Neuromodulation revenue growth was 11% compared to the same period of 2008 and was driven by higher feedthrough, assembly and coated component sales.  CRM and Neuromodulation revenue is significantly impacted each quarter due to the timing of various customer product launches, shifts in customer market share, customer inventory management initiatives as well as marketplace field actions.  Additionally, CRM revenue is impacted by the overall market growth for implantable devices.  Given the current economic and regulatory conditions that are impacting our CRM and Neuromodulation customers, we believe that attaining market growth rates for the remainder of 2009 will be challenging.

Third quarter revenues for the Vascular Access product line were $8.4 million, compared to the prior year quarter revenue of $8.8 million. This decrease was primarily due to lower introducer sales as a result of customer inventory adjustments given the large inventory purchases over the last several quarters.  Vascular Access revenue for the first nine months of 2009 is consistent with 2008 levels as higher introducer sales, due to customer inventory stocking, was offset by lower catheter sales.  We remain optimistic about the potential of this product line as we continue to work with customers on developing new products.  However, many of the projects that we are working on today will not generate revenue until 2010.

The Orthopaedic product line reported revenues of $23.2 million and $88.7 million for the quarter and year-to-date periods ended October 2, 2009, respectively, compared to $37.9 million and $106.7 million for the comparable 2008 periods, respectively.  Year-to-date results include the negative impact of foreign currency exchange rate fluctuations in the first half of 2009 of approximately $4 million as well as other market conditions, including a delay in product launches and elective surgeries. Additionally, the second and third quarters of 2008 included the benefit from the release of approximately $3 million of excess backlog in each quarter.  We believe that orthopaedic revenues will continue to be impacted by the current market conditions for the remainder of 2009.  We continue to streamline and invest in our orthopaedic operations which we believe presents significant opportunities.

Electrochem – Revenue from our Electrochem business segment for the third quarter and nine month periods ending October 2, 2009 were $15.8 million and $49.7 million, respectively, compared to $18.9 million and $58.7 million in the comparable 2008 periods, respectively.  These decreases are consistent with the slow down in the energy and portable medical markets over the last year, driven by lower oil prices and uncertainty in the healthcare industry.  We continue to actively manage our business so that we will be better prepared to meet the needs of our customers once the markets recover.  Given the reduced rate of Electrochem revenue decline during the quarter, the markets appear to have stabilized.  However, we do not foresee significant market growth over the next few quarters.

2009 Sales Outlook – Based upon our third quarter results and lower demand expectations from our orthopaedic product line for the remainder of the year, we now anticipate revenue to be between $520 million and $535 million for 2009 compared to our original estimate of $550 million to $600 million.  Note that the fourth quarter of 2008 included 14 weeks compared to the fourth quarter of 2009, which will have 13 weeks due to our 52/53 week convention. We remain focused on our long-term strategic objective of growing revenue faster than our markets through diversifying our revenue base, leading innovation, and providing customers with the technology solutions that they need to be successful.

Our 2009 sales outlook may be impacted by a variety of factors including a further softening in the Orthopaedic and Electrochem markets, potential delays in elective surgeries, the current financial market unrest, changes in exchange rates and health care reform (See “Forward-Looking Statements”).  Within the markets we serve, the Orthopaedic market represents the least predictable market due to the elective nature of many of the surgeries and procedures in which our products are used.  Additionally, U.S. Health Care reform is still being intensely debated and if the medical device innovation tax is enacted together with the utilization tax that is proposed to be levied, changes in the way health care is developed and delivered will place added strains on health care OEMs, which could in turn place additional pricing pressure on their suppliers such as Greatbatch.

Gross Profit

Changes to gross profit as a percentage of sales from the prior year were primarily due to the following:

	October 2, 2009
	Three months	Nine months
	ended	ended
Inventory step-up amortization(a)	0.0%	1.6%
Manufacturing efficiencies (b)	2.0%	3.2%
Selling Price (c)	-1.5%	-0.9%
Foreign currency (d)	1.3%	0.4%
Other	-0.2%	-0.1%
Total percentage point change to gross profit as a percentage of sales	1.6%	4.2%

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

(b)
Our gross profit percentage benefited from manufacturing efficiencies realized due to higher utilization resulting from an increase in CRM and Neuromodulation revenue, as well as the consolidation of our Columbia, MD facility into our Tijuana facility in June 2008 and our Blaine, MN facility into our Plymouth, MN facility in April 2009 (See “Cost Savings and Consolidation Efforts”).  The additional output absorbs a higher amount of lower fixed costs such as plant overhead and depreciation.

(c)	Our gross profit percentage was negatively impacted due to contractual price reductions on certain CRM and Neuromodulation product lines as certain contractual volume levels were achieved.
(d)
Due to the volatility in the markets, during the first quarter of 2009 the value of the U.S. dollar strengthened significantly in comparison to the Mexican Peso.  This foreign currency exchange rate fluctuation resulted in higher gross profit as a percentage of sales at our Tijuana, Mexico facility which has Peso denominated expenses but sales which are denominated in U.S. dollars.  We should continue to realize this benefit for the remainder of 2009 as a result of the Mexican Peso foreign currency contracts entered into in February 2009.  See Note 12 – “Commitments and Contingencies” of the Notes to the Condensed Consolidated Financial Statements in this report for additional information about our foreign currency contracts.

We expect our gross profit as a percentage of sales to increase over the next several years as a result of our consolidation and “Lean” initiatives.  In the long term, new product introductions resulting from current research and development efforts are expected to help drive gross margin expansion.

SG&A expenses

Changes from the prior year to SG&A expenses were due to the following (in thousands):

	Change from prior year
	Three months	Nine months
Legal costs (a)	$24	$(2,550)
Rebranding initiative (b)	228	605
Personnel costs (c)	(824)	372
IT & Consulting (d)	351	1,084
Bad debt expense (e)	232	-
Other	98	57
Net increase (decrease) in SG&A	$109	$(432)

(a)
Amounts primarily represent higher legal costs incurred in connection with the development and patenting of new technologies offset by lower fees incurred in connection with a patent infringement action which went to trial in the second quarter of 2008 (See “Litigation”).

(b)
During 2009, we launched a new branding initiative to unify our existing businesses under a common vision and consolidated our medical entities under a single brand — “Greatbatch Medical.”  These increased costs primarily relate to consulting costs and the replacement of collateral material in connection with this new branding initiative and are expected to be substantially lower for the remainder of 2009.

(c)
Amounts represent lower personnel costs driven by our consolidation efforts and lower performance based compensation.  The benefits of these items were partially offset by higher costs associated with normal inflationary increases as well as increased sales and marketing personnel, as we invested in our sales force in order to drive future revenue growth.

(d)	Amounts relate to various corporate development initiatives as well as increased IT spending due to our investment in IT infrastructure to support future growth.
(e)
Amounts primarily relate to increased losses incurred on uncollectible receivables from Electrochem and Orthopaedic customers given the economic slowdown in their related markets.  The Company does not expect future write-offs to materially impact our results of operations or financial condition.

We expect to maintain SG&A expenses at the current levels as normal inflationary cost increases and investment in sales and marketing are offset by cost cutting and consolidation initiatives.

RD&E expenses

Net RD&E costs are as follows (in thousands):

	Three months ended		Nine months ended
	October 2,	September 26,	October 2,	September 26,
	2009	2008	2009	2008

Research and development costs	$4,375	$4,534	$13,111	$14,193

Engineering costs	7,075	4,774	19,854	16,867
Less cost reimbursements	(1,749)	(2,515)	(6,695)	(7,338)
Engineering costs, net	5,326	2,259	13,159	9,529
Total research and development and engineering costs, net	$9,701	$6,793	$26,270	$23,722

Net research, development and engineering costs for the third quarter and nine month period ended October 2, 2009, as expected, were higher versus the comparable 2008 periods due to the strategic decision in 2009 to further invest resources in the development of new technologies in order to provide solutions for our customers and ultimately drive long-term growth.  Reimbursement on product development projects is dependent upon the timing of the achievement of milestones and are netted against gross spending.  More specifically, third quarter 2009 cost reimbursements decreased in comparison to the 2008 period due to the expiration of grants acquired from BIOMEC, and will not be replaced.  We expect net RD&E costs to continue to increase for the remainder of 2009 as we further invest resources in the development of new technologies and lower cost reimbursements.

Other Operating Expense

Litigation charge – On October 1, 2009, a Louisiana jury found in favor of a former Electrochem customer on their claims made in connection with a failed business transaction dating back to 1997.  The jury awarded damages, including interest and estimated attorneys’ fees and costs of approximately $35 million.  If our post-trial motion is unsuccessful, we intend to appeal the verdict.  Based on our best estimate of loss given the range of possible outcomes at this time, we recorded a $34.5 million charge related to this litigation in the third quarter of 2009 (See “Litigation”).  This accrual does not include the interest that will accrue on the award during the appeal process at the Louisiana statutory rate.

Acquired in-process research and development - Approximately $2.2 million of the Precimed purchase price represented the estimated fair value of IPR&D projects acquired.  The Company determined that these projects had not yet reached technological feasibility and had no alternative future use as of the acquisition date, thus were immediately expensed on the date of acquisition in the first quarter of 2008.

Other - The remaining other operating expenses are comprised of the following costs (in thousands):

	Three months ended		Nine months ended
	October 2,	September 26,	October 2,	September 26,
	2009	2008	2009	2008

(a) 2005 & 2006 facility shutdowns and consolidations	$-	$335	$-	$672
(a) 2007 & 2008 facility shutdowns and consolidations	1,449	1,322	4,926	2,954
(b) Integration costs	1,196	1,812	2,776	3,876
(c)Asset dispositions and other	434	96	604	(28)
	$3,079	$3,565	$8,306	$7,474

(a)	Refer to the “Cost Savings and Consolidation Efforts” discussion for disclosure related to the timing and level of remaining expenditures for these items as of October 2, 2009.
(b)
For the first three quarters of 2009 and 2008, we incurred costs related to the integration of the companies acquired in 2007 and 2008.  The integration initiatives include the implementation of the Oracle ERP system, training and compliance with policies as well as the implementation of lean manufacturing and six sigma initiatives.  The expenses are primarily for consultants, relocation and travel costs that will not be required after the integrations are completed.

(c)
During the third quarter of 2009, the Company incurred $0.3 million of severance costs in connection with a workforce reduction at one of its orthopaedic facilities due to the lower volumes in 2009.  The remainder of this variance relates to losses incurred in connection with routine asset dispositions.

In 2009, consolidation and integration expenses are expected to be approximately $10 million to $13 million.

Interest expense and interest income
Interest expense, which includes the impact of the adoption of the new accounting for convertible debt in both the 2009 and 2008 periods, and interest income for the third quarter and first nine months of 2009 were consistent with the same periods of 2008.  Going forward, we expect interest expense to remain at current levels as the benefit of paying down our long-term debt with excess cash flow from operations is expected to be offset by increased borrowings in connection with the Electrochem Litigation (See “Litigation”), which will require bonding in order to appeal.

Other (income) expense, net
Other (income) expense, net primarily includes the impact of foreign currency exchange rate fluctuations on transactions denominated in foreign currencies, which did not materially impact our results in the third quarters of 2009 or 2008.  Included in other (income) expense, net during the second quarter of 2009, was a net foreign currency exchange gain of $0.6 million due to the favorable impact of foreign currency exchange rate fluctuations, primarily the weakening of the U.S. dollar versus the Euro and Swiss Franc.  The Company generally does not expect foreign currency exchange rate fluctuations to have a material impact on its net income.

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

Provision (benefit) for income taxes
The effective tax rate for the third quarter of 2009 was 28% and includes the favorable impact of the resolution of tax audits during the quarter and reductions in the balance of unrecognized tax benefits due to the expiration of certain statutes of limitation, which are treated as discrete items and are not expected to reoccur in the fourth quarter of 2009.  We believe that it is reasonably possible that a reduction of approximately $0.7 million of the $3.1 million balance of unrecognized tax benefits may occur within the next twelve months as a result of the expiration of applicable statutes of limitation, which would positively impact our effective tax rate in the period of reduction.

During 2009, President Obama’s administration announced various proposals to modify certain aspects of the rules governing the U.S. taxation of certain non-U.S. subsidiaries.  Many details of the proposals remain unknown and any legislation enacting such modifications would require Congressional approval; however, changes to these rules could significantly impact our effective tax rate.

Liquidity and Capital Resources

	October 2,	January 2,
(Dollars in millions)	2009	2009

Cash and cash equivalents(a)	$29.5	$22.1
Working capital (b)	$111.1	$142.2
Current ratio (b)	1.8:1.0	2.5:1.0

(a)
Cash and cash equivalents increased over the prior year-end balances primarily due to cash flow from operations partially offset by normal capital expenditures as well as the repayment of long-term debt during the first nine months of 2009.

(b)
Our working capital and current ratio decreased in comparison to prior year-end amounts primarily due to the reclassification of $30.5 million of long-term debt to Current Liabilities as the put/call date on that debt is now within one year and the $34.5 million accrual in connection with the Electrochem Litigation classified in Accrued Expenses (See “Litigation”).  This increase in Current Liabilities was partially offset by cash generated from operations of $50.2 million during the first nine months of 2009. We expect to repay the current portion of long-term debt as well as any potential litigation awards or settlements with cash flow from operations or borrowings under our existing revolving line of credit.

Revolving Line of Credit - We have a senior credit facility (the “Credit Facility”) consisting of a $235 million revolving line of credit, which can be increased to $335 million upon our request and approval by a majority of the lenders.  The Credit Facility also contains a $15 million letter of credit subfacility and a $15 million swingline subfacility.  In connection with the Electrochem Litigation (See “Litigation”) and pending the outcome of our post-trial motion, we will be required to bond the amount of the judgment and statutory interest in order to appeal.  We intend to satisfy this requirement by posting a bond, which is expected to require partial collateralization. In anticipation of this, we received approval from the lenders supporting the Credit Facility to increase the letter of credit subfacility by $35 million for use only in connection with bonding the appeal of the Electrochem Litigation.

The Credit Facility is secured by our non-realty assets including cash, accounts and notes receivable, and inventories, and has an expiration date of May 22, 2012 with a one-time option to extend to April 1, 2013 if no default has occurred.  Interest rates under the Credit Facility are, at our option, based upon the current prime rate or the LIBOR rate plus a margin that varies with our leverage ratio.  If interest is paid based upon the prime rate, the applicable margin is between minus 1.25% and 0.00%.  If interest is paid based upon the LIBOR rate, the applicable margin is between 1.00% and 2.00%.  We are required to pay a commitment fee between 0.125% and 0.250% per annum on the unused portion of the Credit Facility based on our leverage ratio.  The weighted average interest rate on borrowings under the Company’s revolving line of credit as of October 2, 2009, which does not include the impact of the interest rate swaps described below, was 2.1%.  Interest rates reset based upon the six-month ($98 million) and three-month ($9 million) LIBOR rate.  The calculation of the leverage ratio excludes certain “extraordinary, unusual or non-recurring” expenses or loss such as facility shutdown and consolidation costs (subject to certain limits as defined in the agreement), as well as charges in connection with the Electrochem Litigation.

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

The Credit Facility also requires us to maintain a ratio of adjusted EBITDA, as defined in the credit agreement, to interest expense of at least 3.00 to 1.00, and a total leverage ratio, as defined in the credit agreement, of not greater than 5.00 to 1.00 from May 22, 2007 through September 29, 2009 and not greater than 4.50 to 1.00 from September 30, 2009 and thereafter.  The calculation of adjusted EBITDA excludes certain “extraordinary, unusual or non-recurring” expenses or loss such as facility shutdown and consolidation costs (subject to certain limits as defined in the agreement), as well as charges in connection with the Electrochem Litigation. As of October 2, 2009, the Company was in compliance with all required covenants.

The Credit Facility contains customary events of default.  Upon the occurrence and during the continuance of an event of default, a majority of the lenders may declare the outstanding advances and all other obligations under the Credit Facility immediately due and payable.

As of October 2, 2009, we had $128 million available under our revolving line of credit.  Based upon our current capital needs, we anticipate utilizing free cash flow (cash flow from operations less capital expenditures) to make principal payments on our long-term debt.  As of October 2, 2009, we have outstanding $30.5 million of 2.25% convertible subordinated notes due 2013, which contain a put option exercisable on June 15, 2010 and is classified as a current liability.  We expect to repay this current portion of long-term debt, as well as any potential awards or litigation settlements with free cash flow or availability under our existing revolving line of credit.

Operating activities - Net cash flows from operating activities for the first three quarters of 2009 were $50.2 million, and were generated from net income (loss) excluding non-cash items (i.e. depreciation, amortization, stock-based compensation, litigation charge, IPR&D, and non-cash gains/losses) and were used to fund working capital accounts (i.e. increase in inventory, decreases in accounts payable).  We anticipate working off these excess inventory levels over the next several quarters which will generate increased cash flow from operations. Included in accounts receivable as of January 2, 2009 was an $11.6 million value added tax (“VAT”) receivable with the French government related to inventory purchases for the Chaumont Facility.  During the second quarter of 2009, we received payment of $11.3 million of this receivable.  The remaining balance of this receivable is now subject to the normal VAT payment cycle, generally 30–60 days after filing the claim.  We anticipate that cash flow from operations will be sufficient to meet our operating (including legal settlements), capital expenditure and debt service needs, other than for any potential acquisitions.

Investing activities - Net cash used in investing activities for the first three quarters of 2009 were $17.0 million and was primarily related to maintenance capital expenditures.  Our current expectation for the remainder of 2009 is that capital spending will be in the range of $10 million to $15 million, of which approximately half is discretionary in nature.  These purchases relate to routine investments to support our internal growth and maintain our technology leadership.

In November 2009 we announced our plans to invest approximately $21 million into our Orthopaedic business.  A significant portion of the investment will be dedicated to developing a new Rapid Prototyping Center.  Construction is scheduled to begin in early 2010, with completion scheduled for the fourth quarter of 2010.  Additionally, further investment is planned over the next three years to drive improvements and growth in all Orthopaedic locations.

We anticipate cash flow from operations as well as availability under our revolving line of credit will be sufficient to fund these capital expenditures.  We regularly engage in discussions relating to potential acquisitions.  Going forward, we will continue to consider strategically targeted and opportunistic acquisitions.

Financing activities - Cash flow used for financing activities for the first three quarters of 2009 primarily related to $25.0 million net repayment of long-term borrowings.  We continually assess our financing facilities and capital structure to ensure liquidity and capital levels are sufficient to meet our strategic objectives.  In the future, we may adjust our capital structure as funding opportunities present themselves.  Our current expectation is that we will use excess cash flow from operations to fund routine capital expenditures, any potential litigation settlements and pay down long-term debt.

Capital Structure - At October 2, 2009, our capital structure consisted of $228.2 million of convertible subordinated notes, $107.0 million of debt under our revolving line of credit and 23.2 million shares of common stock outstanding.  Additionally, we had $29.5 million in cash and cash equivalents, which is sufficient to meet our short-term operating cash needs.  If necessary, we have access to $128 million under our available line of credit and are authorized to issue 100 million shares of common stock and 100 million shares of preferred stock.  The market value of our outstanding common stock since our initial public offering has exceeded our book value; accordingly, we believe that if needed we can access public markets to raise additional capital.  Our capital structure allows us to support our internal growth and provides liquidity for corporate development initiatives.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements within the meaning of Item 303(a)(4) of Regulation S-K.

Contractual Obligations
The following table summarizes our significant contractual obligations at October 2, 2009:

	Payments due by period
CONTRACTUAL OBLIGATIONS	Total	Remainder 2009	2010-2011	2012-2013	After 2013
Long-term debt obligations (a)	$362,992	$2,274	$47,611	$313,107	$-
Operating lease obligations (b)	11,171	748	3,942	3,483	2,998
Purchase obligations (b)	16,629	15,086	1,411	132	-
Foreign currency contracts (b)	2,020	2,020	-	-	-
Pension obligations (c)	10,101	551	1,663	2,098	5,789
Total	$402,913	$20,679	$54,627	$318,820	$8,787

(a)
Includes the annual interest expense on our convertible debentures of 2.25%, which is paid semi-annually.  These amounts assume the June 2010 put option is exercised on the $30.5 million of 2.25% convertible subordinated notes outstanding issued in May 2003.  Also includes the expected interest expense on the $107.0 million outstanding on our line of credit based upon the period end weighted average interest rate of 3.7%, which includes the impact of our interest rate swaps outstanding.  See Note 6 – “Long-Term Debt” of the Notes to the Condensed Consolidated Financial Statements in this report for additional information about our long-term debt obligations.

(b)
See Note 12 – “Commitments and Contingencies” of the Notes to the Condensed Consolidated Financial Statements in this report for additional information about our operating lease, purchase obligations and foreign currency contracts.

(c)
See Note 7 – “Pension Plans” of the Notes to the Condensed Consolidated Financial Statements in this report for additional information about our pension plan obligations.  These amounts do not include any potential future contributions to our pension plan that may be necessary if the rate of return earned on pension plan assets is not sufficient to fund the rate of increase of our pension liability.  As of January 2, 2009, the latest measurement date, our actuarially determined pension liability exceeded the plans assets by $6.0 million.  In order to reduce this underfunded status, we made a $1.4 million cash contribution to one of our pension plans in July 2009.

The above table does not reflect $3.1 million of unrecognized tax benefits as we are uncertain as to if or when such amounts may be settled.  Refer to Note 11 – “Income Taxes” of the Notes to the Condensed Consolidated Financial Statements in this report for additional information about these unrecognized tax benefits. Additionally, the table does not include any potential payments that may be due in connection with the Electrochem Litigation (See “Litigation”).

Currently we provide medical insurance to our U.S. employees by purchasing fully insured coverage.  In order to contain health care costs and provide the Company greater plan flexibility in the future, we are considering self-funding our U.S. medical coverage. The risk to the Company would be limited by using appropriate stop loss and aggregate loss insurance coverage.

Litigation
We are party to various legal actions arising in the normal course of business.  While we do not believe, except as indicated below, that the ultimate resolution of any such pending activities will have a material adverse effect on the consolidated results of operations, financial position or cash flows, litigation is subject to inherent uncertainties.  If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact in the period in which the ruling occurs.

During 2002, a former Electrochem Solutions (“Electrochem”) customer, Input/Output Marine Systems (“Input/Output”), commenced an action against the Company alleging breach of contract, misappropriation of trade secrets, negligence, unfair trade practices and fraud arising out of a failed business transaction dating back to 1997 (the “Electrochem Litigation”).  Summary judgment was awarded in favor of the Company in February 2007.  Input/Output appealed that judgment and the Louisiana Court of Appeal reversed the decision of the trial court and reinstated the case. The Company’s appeal of that reversal was denied by the Louisiana Supreme Court in January 2008.  The jury trial commenced on September 21, 2009 and on October 1, 2009, the jury found in favor of Input/Output on the fraud, unfair trade practices and breach of contract claims and awarded damages in the amount of $21.7 million. The final judgment in the matter is expected to include an award of prejudgment interest and attorneys’ fees and costs bringing the total judgment to approximately $35 million.  The Company has filed a post-trial motion for a judgment notwithstanding the verdict, or for a new trial based upon a claim that the verdict was inconsistent and that there was insufficient evidence to support the findings.  A hearing date of November 18, 2009 has been scheduled for the post-trial motions.  At that time, the court also is expected to determine the award of attorneys’ fees and costs.  If the Company’s post-trial motion is unsuccessful, management intends to appeal the verdict.  Based on management’s best estimate of loss given the range of possible outcomes at this time, the Company has accrued the total judgment of $35 million, which is included in Accrued Expenses and Other Current Liabilities in the Condensed Consolidated Balance Sheet at October 2, 2009.  During the appeal process, interest on the award will accrue based upon the Louisiana statutory rate.

As previously reported, on June 12, 2006, Enpath Medical, Inc. (“Enpath”), a subsidiary of the Company that has since been merged into Greatbatch Ltd., was named as defendant in a patent infringement action filed by Pressure Products Medical Supplies, Inc. (“Pressure Products”) in which Pressure Products alleged that Enpath’s FlowGuard™ valved introducer, which has been on the market for more than four years, and Enpath’s ViaSeal™ prototype introducer, which has not been sold, infringes claims in Pressure Products patents.  After trial, a jury found that Enpath infringed the Pressure Products patents, but not willfully, and awarded damages in the amount of $1.1 million.  The Company has appealed the judgment to the U.S. Court of Appeals for the Federal Circuit, and oral arguments were heard before that tribunal on April 21, 2009.  As a result of a post-trial motion and pending the appeal, the Company is permitted to continue to sell FlowGuard™ provided that it pays into an escrow fund a royalty of between $1.50 and $2.25 for each sale of a FlowGuard™ valved introducer.  The amount accrued as escrow during the third quarter of 2009 was $0.1 million and $1.3 million in total as of October 2, 2009.

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

Impact of Recently Issued Accounting Standards
In June 2009, the Financial Accounting Standards Board (“FASB”) issued amendments to the consolidation guidance in ASC 810-10 applicable to variable interest entities which affects the overall consolidation analysis. These amendments are effective for fiscal years beginning after November 15, 2009.  We are currently assessing the impact of these amendments on our consolidated financial position and results of operations.

In December 2008, the FASB issued amendments to ASC 715-20-50 that provides guidance on disclosures about plan assets of defined benefit pension or other postretirement plans and requires more transparency about the assets held by retirement plans and the concentrations of risk in those plans.  These amendments are effective for fiscal years beginning after December 15, 2009.  We will make the disclosures required by these amendments beginning in fiscal year 2010.

Application of Critical Accounting Estimates
Our unaudited Condensed Consolidated Financial Statements are based on the selection of accounting policies and the application of significant accounting estimates, some of which require management to make significant assumptions.  We believe that some of the more critical estimates and related assumptions that affect our financial condition and results of operations are in the areas of inventories, goodwill and other identifiable intangible assets, tangible long-lived assets, share-based compensation and income taxes.  For further information, refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 “Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the year ended January 2, 2009.  During the three months ended October 2, 2009, we did not change or adopt any new accounting policies that had a material effect on our Condensed Consolidated Financial Statements.

Beginning in 2009, we were required to adopt the amendments to the provisions of ASC 470-20 related to the accounting for convertible debt instruments that may be settled in cash upon conversion. These amendments require issuers of convertible debt instruments that may be settled in cash upon conversion, such as our CSN II as described in Note 6 to the Condensed Consolidated Financial Statements, to separately account for the liability and equity components of those instruments in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  As a result, we first determined the carrying amount of the liability component of CSN II by measuring the fair value of a similar liability that does not have the associated conversion option.  The carrying amount of the conversion option was then determined by deducting the fair value of the liability component from the initial proceeds received from the issuance of CSN II.  The carrying amount of the conversion option was recorded as Additional Paid-In Capital with an offset to Long-Term Debt.  The carrying amount of the conversion option is being amortized to Interest Expense using the effective interest rate method over the expected life of a similar liability that does not have the associated conversion option.

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

These amendments require retrospective restatement for all prior periods presented in financial statements.  Accordingly, the 2008 Condensed Consolidated Financial Statements presented in this report have been retroactively adjusted to reflect the accounting change for convertible debt as if it were in effect as of the date CSN II was originally issued.  See Note 2 to the Condensed Consolidated Financial Statements for information on the impact of these amendments on the 2008 Condensed Consolidated Financial Statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We have significant foreign operations in France, Mexico and Switzerland, which exposes the Company to foreign currency exchange rate fluctuations due to transactions denominated in Euros, Pesos and Swiss Francs, respectively.  We continuously evaluate our foreign currency risk and will take action from time to time in order to best mitigate these risks, which includes the use of various derivative instruments such as forward currency exchange contracts.  A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency exposures would have had an impact of approximately $8 million on our annual sales.  This amount is not indicative of the hypothetical net earnings impact due to partially offsetting impacts on cost of sales and operating expenses in those currencies. We estimate that foreign currency exchange rate fluctuations during the first three quarters of 2009, reduced sales in comparison to 2008 by approximately $4 million.

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

In February 2009, we entered into a forward contract to purchase 10 million Mexican pesos per month from March 2009 to December 2009 at an exchange rate of 14.85 pesos per one U.S. dollar.  This contract was entered into in order to hedge the risk of peso-denominated payments associated with the operations at the Company’s Tijuana, Mexico facility.  This contract was accounted for as a cash flow hedge and had a fair value of $0.2 million as of October 2, 2009.  The amount recorded as a reduction of Cost of Sales during the first nine months of 2009 related to the forward contract was $0.3 million.

We translate all assets and liabilities of our foreign operations, where the U.S. dollar is not the functional currency, at the period-end exchange rate and translate sales and expenses at the average exchange rates in effect during the period.  The net effect of these translation adjustments is recorded in the Condensed Consolidated Financial Statements as Comprehensive Income (Loss).  The translation adjustment for the first three quarters of 2009 was a $4.9 million gain.  Translation adjustments are not adjusted for income taxes as they relate to permanent investments in our foreign subsidiaries.  Foreign currency transaction gains and losses included in Other (Income) Expense, Net in the Condensed Consolidated Statements of Operations and Comprehensive Income amounted to a gain of $0.6 million during the first nine months of 2009.  A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency net assets would have had an impact of approximately $9.6 million on our foreign net assets as of October 2, 2009.

At October 2, 2009, we had $107.0 million outstanding debt under our revolving line of credit that bears interest at fluctuating market rates based upon the LIBOR rate, thus exposing the Company to interest rate fluctuations.  To help mitigate this risk, during 2008, we entered into three notional receive floating-pay fixed interest rate swaps indexed to the six-month LIBOR rate.  The objective of these swaps is to hedge against potential changes in cash flows on the portion of our revolving line of credit indexed to the six-month LIBOR rate.  No credit risk was hedged.  The receive variable leg of the swap and the variable rate paid on the revolving line of credit bear the same rate of interest, excluding the credit spread, and reset and pay interest on the same dates.

Information regarding the Company’s outstanding interest rate swaps is as follows:

						Current	Fair
					Pay	receive	value
	Type of	Notional	Start	End	fixed	floating	October 2,
Instrument	hedge	amount	date	date	rate	rate	2009
		(In thousands)					(In thousands)
Interest rate swap	Cash flow	$80,000	3/5/2008	7/7/2010	3.09%	1.75%	$(1,358)
Interest rate swap	Cash flow	18,000	12/18/2008	12/18/2010	2.00%	1.16%	(217)
Interest rate swap	Cash flow	50,000	7/7/2010	7/7/2011	2.16%	6M LIBOR	(255)
		$148,000			2.64%		$(1,830)

The estimated fair value of the interest rate swap agreements represents the amount the Company expects to pay to terminate the contracts.  No portion of the change in fair value of the interest rate swaps during the first nine months of 2009 was considered ineffective.  The amount recorded as additional interest expense during the first nine months of 2009 related to interest rate swaps was $0.9 million.

A hypothetical 10% change in the LIBOR interest rate to the remaining $9 million of floating rate debt would have had a minimal impact of approximately $0.01 million on our annual interest expense.  This amount is not indicative of the hypothetical net earnings impact due to partially offsetting impacts on our short-term investments and cash and cash equivalents to interest income.

ITEM 4.  CONTROLS AND PROCEDURES.

a.	Evaluation of Disclosure Controls and Procedures.

Our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the SEC as of October 2, 2009.  These disclosure controls and procedures have been designed to provide reasonable assurance that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms.

Based on their evaluation, as of October 2, 2009, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

During 2002, a former Electrochem Solutions (“Electrochem”) customer, Input/Output Marine Systems (“Input/Output”), commenced an action against the Company alleging breach of contract, misappropriation of trade secrets, negligence, unfair trade practices and fraud arising out of a failed business transaction dating back to 1997 (the “Electrochem Litigation”).  Summary judgment was awarded in favor of the Company in February 2007.  Input/Output appealed that judgment and the Louisiana Court of Appeal reversed the decision of the trial court and reinstated the case. The Company’s appeal of that reversal was denied by the Louisiana Supreme Court in January 2008.  The jury trial commenced on September 21, 2009 and on October 1, 2009, the jury found in favor of Input/Output on the fraud, unfair trade practices and breach of contract claims and awarded damages in the amount of $21.7 million. The final judgment in the matter is expected to include an award of prejudgment interest and attorneys’ fees and costs bringing the total judgment to approximately $35 million.  The Company has filed a post-trial motion for a judgment notwithstanding the verdict, or for a new trial based upon a claim that the verdict was inconsistent and that there was insufficient evidence to support the findings.  A hearing date of November 18, 2009 has been scheduled for the post-trial motions.  At that time, the court also is expected to determine the award of attorneys’ fees and costs.  If the Company’s post-trial motion is unsuccessful, management intends to appeal the verdict.  Based on management’s best estimate of loss given the range of possible outcomes at this time, the Company has accrued the total judgment of $35 million, which is included in Accrued Expenses and Other Current Liabilities in the Condensed Consolidated Balance Sheet at October 2, 2009.  During the appeal process, interest on the award will accrue based upon the Louisiana statutory rate.

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

Dated: November 10, 2009	GREATBATCH, INC.
	By	/s/ Thomas J. Hook
Thomas J. Hook
President and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Thomas J. Mazza
Thomas J. Mazza
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

	By	/s/ Marco F. Benedetti
Marco F. Benedetti
Corporate Controller & Treasurer
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