Form 10-K
period 2010-01-01
GREATBATCH, INC.
filed 2010-03-02
CIK 1114483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended January 1, 2010
Commission File Number 1-16137
GREATBATCH, INC.
(Exact name of Registrant as specified in its charter)

Delaware	16-1531026
(State of Incorporation)	(I.R.S. Employer Identification No.)
10000 Wehrle Drive
Clarence, New York 14031
(Address of principal executive offices)
(716) 759-5600
(Registrant’s telephone number, including area code)
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common Stock, Par Value $0.001 Per Share	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by checkmark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non- accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of common stock of Greatbatch, Inc. held by non-affiliates as of July 2, 2009 (last business day of most recently completed second fiscal quarter), based on the last sale price of $22.00, as reported on the New York Stock Exchange: $501.2 million. Solely for the purpose of this calculation, shares held by directors and officers and 10 percent shareholders of the Registrant have been excluded. Such exclusion should not be deemed a determination by or an admission by the Registrant that these individuals are, in fact, affiliates of the Registrant. Shares of common stock outstanding on March 2, 2010: 23,216,407
DOCUMENTS INCORPORATED BY REFERENCE
The following documents, in whole or in part, are specifically incorporated by reference in the indicated part of the Company’s Proxy Statement:

Document	Part
Proxy Statement for the 2010 Annual Meeting of Stockholders	Part III, Item 10 “Directors, Executive Officers and Corporate Governance”

Part III, Item 11 “Executive Compensation”

Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”

Part III, Item 13 “Certain Relationships and Related Transactions, and Director Independence”

Part III, Item 14 “Principal Accounting Fees and Services”

PART I

ITEM 1.	BUSINESS
OVERVIEW
Wilson Greatbatch, co-inventor of the first successful implanted pacemaker, founded the predecessor to Greatbatch, Inc. in 1970 to develop long-lived primary batteries to fuel pacemakers. His passion for reliability and innovation is the foundation for Greatbatch’s full portfolio of capabilities and offerings. Every day, Greatbatch supports and empowers its customers in their pursuit of revolutionary technology solutions. Greatbatch, Inc. provides these innovative technologies to industries that depend on reliable, long-lasting performance. When used in this report, the terms “we,” “us,” “our” and the “Company” mean Greatbatch, Inc. and its subsidiaries. We believe that our proprietary technology, close customer relationships, multiple product offerings, market leadership and dedication to quality provide us with competitive advantages and create a barrier to entry for potential market entrants.
We operate our business in two reportable segments — Greatbatch Medical and Electrochem Solutions (“Electrochem”). During 2009, we rebranded our Implantable Medical Component (“IMC”) segment as Greatbatch Medical. The Greatbatch Medical segment designs and manufactures systems, components and devices for the Cardiac Rhythm Management (“CRM”), Neuromodulation, Vascular Access and Orthopaedic markets. Our Greatbatch Medical customers include large multi-national original equipment manufacturers (“OEMs”). Greatbatch Medical products include: 1) batteries, capacitors, filtered and unfiltered feedthroughs, engineered components and enclosures used in Implantable Medical Devices (“IMDs”); 2) instruments and delivery systems used in hip and knee replacement, trauma and spine surgeries as well as hip, knee and shoulder implants; and 3) introducers, catheters, steerable sheaths and implantable stimulation leads. Additionally, Greatbatch Medical offers value-added assembly and design engineering services for medical systems and devices within the markets in which it operates.
Electrochem is a leader in technology solutions for critical industrial applications, including customized battery power and wireless sensing systems. Originating from the lithium cell invented for the implantable pacemaker by our founder, Wilson Greatbatch, our technology and superior quality and reliability is utilized in markets world-wide.
The Company is a Delaware corporation that was incorporated in 1997 and since that time has completed the following acquisitions:

Acquisition date	Acquired company	Business at time of acquisition

July 1997	Wilson Greatbatch Ltd.	Founded in 1970, designed and manufactured batteries for IMD’s and commercial applications.

August 1998	Hittman Materials and Medical Components, Inc.	Founded in 1962, designed and manufactured ceramic and glass feedthroughs and specialized porous coatings for electrodes used in IMDs.

August 2000	Battery Engineering, Inc.	Founded in 1983, designed and manufactured high-energy density batteries for industrial, commercial, military and medical applications.

Acquisition date	Acquired company	Business at time of acquisition

June 2001	Sierra-KD Components division of Maxwell Technologies, Inc.	Founded in 1986, designed and manufactured ceramic electromagnetic filtering capacitors and integrated them with wire feedthroughs for use in IMDs as well as military, aerospace and commercial applications.

July 2002	Globe Tool and Manufacturing Company, Inc.	Founded in 1954, designed and manufactured precision enclosures used in IMDs and commercial products used in the aerospace, electronic and automotive sectors.

March 2004	NanoGram Devices Corporation	Founded in 1996, developed nanoscale materials for battery and medical device applications.

April 2007	BIOMEC, Inc.	Established in 1998, provided medical device design and component integration to early-stage and established customers.

June 2007	Enpath Medical, Inc.	Founded in 1981, designed, developed, and manufactured venous introducers and dilators, implantable leadwires, steerable sheaths and steerable catheters.

October 2007	IntelliSensing LLC	Founded in 2005, designed and manufactured battery-powered wireless sensing solutions for commercial applications.

November 2007	Quan Emerteq LLC	Founded in 1998, designed, developed, and manufactured catheters, stimulation leadwires, microcomponents and assemblies.

November 2007	Engineered Assemblies Corporation	Founded in 1984, designed and integrated custom battery solutions and electronics focused on rechargeable systems.

January 2008	P Medical Holding SA	Founded in 1994, designed, manufactured and supplied delivery systems, instruments and implants for the orthopaedic industry.

February 2008	DePuy Orthopaedics’ Chaumont, France manufacturing facility	Manufactured hip and shoulder implants for DePuy.
FINANCIAL STATEMENT YEAR END
We utilize a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31st. Fiscal years 2009, 2008 and 2007 ended on January 1, 2010, January 2, 2009 and December 28, 2007, respectively. Fiscal year 2008 contained fifty-three weeks while fiscal years 2009 and 2007 contained fifty-two weeks.

SEGMENT INFORMATION
We operate our business in two reportable segments — Greatbatch Medical and Electrochem. Segment information including sales from external customers, profit or loss, and assets by segment as well as sales from external customers and long-lived assets by geographic area are set forth at Note 13 “Business Segment Information” of the Notes to Consolidated Financial Statements contained at Item 8 of this report.
GREATBATCH MEDICAL
CRM & Neuromodulation — An IMD is an instrument that is surgically inserted into the body to provide diagnosis and/or therapy. One sector of the IMD market is CRM, which is comprised of devices such as implantable pacemakers, implantable cardioverter defibrillators (“ICDs”), cardiac resynchronization therapy (“CRT”) devices, and cardiac resynchronization therapy with backup defibrillation devices (“CRT-D”). A new emerging sector of the IMD market is neuromodulation, which is comprised of pacemaker-type devices that stimulate nerves for the treatment of various conditions. Beyond approved therapies of pain control, incontinence, Parkinson’s disease and epilepsy, nerve stimulation for the treatment of other disabilities such as migraines, obesity and depression has shown promising results.
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
We believe that the CRM and Neuromodulation markets continue to exhibit growth fundamentals and that we are well positioned to continue to participate in this market growth. Increased demand is being driven by the following factors:
•	Advances in medical technology — new therapies will allow physicians to use IMDs to treat a wider range of patients with various heart diseases.

•	New, more sophisticated implantable devices — device manufacturers are developing new CRM devices and adding new features to existing products (such as RF telemetry) which require increased energy and power. At the same time, device manufacturers are trying to reduce the size of their devices. We believe that our proprietary batteries and capacitors are well positioned to meet the needs of these more sophisticated, smaller devices.

•	Expanding patient population — the patient groups that are eligible for CRM devices have increased. The number of people in the U.S. that are over age 50 is expected to double in the next 10 years.

•	Growth within neuromodulation — neuromodulation applications are growing at a faster pace than our traditional markets and are expected to expand as new therapeutic applications are identified.

•	New performance requirements — government regulators are increasingly requiring that IMDs be protected from electromagnetic interference (“EMI”).

•	Global markets — increased market penetration worldwide.

Vascular Access — Includes introducers and catheters that deliver therapies for coronary and neurovascular disease, peripheral vascular disease, neuromodulation, CRM, as well as products for medical imaging and drug and pharmaceutical delivery. Introducers enable physicians to create a conduit through which they can insert infusion catheters, implantable ports, pacemaker leads and other therapeutic devices into a blood vessel. A catheter is a tube that can be inserted into a blood vessel to allow drainage, injection of fluids, or access by surgical instruments.
In order to introduce a catheter or pacemaker lead into a vein, a hypodermic needle is first used to access the vein. A guide wire is then inserted through the hypodermic needle and the needle is removed. An introducer consists of a hollow sheath and a dilator which is inserted over the guide wire to expand the opening. The guide wire and dilator are then removed, leaving only the hollow sheath through which the catheter or pacemaker lead is introduced. Once the catheter or pacemaker lead is in place, the vessel introducer sheath is removed. We market these introducer and catheter products in kits that contain the disposable devices necessary to perform procedures and also in bulk for packaging by the customer with its own devices.
These products seek to capitalize on the growth in the Neuromodulation and CRM markets, specifically with new indications for neuromodulation devices and procedures. In addition, we continue to see strong growth in the vascular markets because of stent delivery procedures, peripheral-vascular disease therapies, and new indications for tissue extraction or ablation. In addition to those factors that are driving CRM and Neuromodulation markets, increased demand is also being driven by continued focus on minimally invasive procedures. Patients and health care providers are looking for minimally invasive technologies to treat disease and are expanding their use of both catheter based procedures and associated vascular access therapies.
Orthopaedic — Orthopaedic implants are used in reconstructive surgeries to replace or repair hips, knees and other joints, such as shoulders, ankles and elbows that have deteriorated as a result of disease or injury. Trauma implant systems are used primarily to reattach or stabilize damaged bone or tissue while the body heals. Spinal implant systems are used by orthopaedic surgeons and neurosurgeons in the treatment of degenerative diseases, deformities and injuries in various regions of the spine.
Each implant system typically has an associated instrument set that is used in the surgical procedure to insert that specific implant system. Instruments included in a set vary by implant system. Usually, instrument sets are sterilized after each use and then reused, however, recent trends are moving towards disposable instrumentation, which the Company is positing itself to take advantage of. Cases are used to store, transport and arrange implant systems and other medical devices and related surgical instruments. Cases are generally designed to allow for sterilization and re-use after an implant or other surgical procedure is performed. The majority of cases are tailored for specific implant procedures so that the instruments, implants and other devices are arranged within the case to match the order of use in the procedure and are securely held in clearly labeled, custom-formed pockets.
Many of the factors affecting the orthopaedic market segment are similar to the CRM and Vascular Access markets. These factors include aging population, new implant and surgical technology, rising rates of obesity, a growing replacements market and emerging affluence in developing nations. As a result, we believe that the orthopaedic market has strong growth fundamentals.

The following table summarizes information about our Greatbatch Medical products:

PRODUCT	DESCRIPTION	PRINCIPAL PRODUCT ATTRIBUTES

Batteries	Power sources include:
•     Lithium iodine (“Li Iodine”)
•     Lithium silver vanadium oxide (“Li SVO”)
•     Lithium carbon monoflouride (“Li CFx”)
•     Lithium ion rechargeable (“Li Ion”)
•     Lithium SVO/CFx (“QHR” & “QMR”)
High reliability and predictability Long service life Customized configuration Light weight Compact and less intrusive

Capacitors	Storage for energy generated by a battery before delivery to the heart. Used in ICDs and CRT-Ds.	Stores more energy per unit volume (energy density) than other existing technologies Customized configuration

EMI filters	Filters electromagnetic interference to limit undesirable response, malfunctioning or degradation in the performance of electronic equipment	High reliability attenuation of EMI RF over wide frequency ranges Customized design

Feedthroughs	Allow electrical signals to be brought from inside hermetically sealed IMD to an electrode	Ceramic to metal seal is substantially more durable than traditional seals Multifunctional

Coated electrodes	Deliver electric signal from the feedthrough to a body part undergoing stimulation	High quality coated surface Flexible in utilizing any combination of biocompatible coating surfaces Customized offering of surfaces and tips

Precision components	• Machined • Molded and over molded products	High level of manufacturing precision Broad manufacturing flexibility

Enclosures and related components	• Titanium • Stainless steel	Precision manufacturing, flexibility in configurations and materials

Value-added assemblies	Combination of multiple components in a single package/unit	Leveraging products and capabilities to provide subassemblies and assemblies Provides synergies in component technology and procurement systems

Leads	Cardiac, neuro and hearing restoration stimulation leads	Custom and unique configurations that increase therapy effectiveness, provide finished device design and manufacturing

Introducers	Creates a conduit to insert infusion catheters, guidewires, implantable ports, pacemaker leads and other therapeutic devices into a blood vessel	Variety of sizes and materials that facilitate problem-free access in a variety of clinical applications

Catheters	Delivers therapeutic devices to specific sites in the body	Enable safe, simple delivery of therapeutic and diagnostic devices, soft tip and steerability. Provide regulatory clearance and finished device

Trays	Delivery systems for cleaning and sterilizing orthopaedic instruments and implants	Deliver turn-key full service kits

Implants	Orthopaedic implants for reconstructive hip, knee, shoulder, trauma and spine procedures	Precision manufacturing, leveraging capabilities and products, complete processes including sterile packaging and coatings

Instruments	Orthopaedic instruments for reconstructive and trauma procedures	Designed to improve surgical techniques, reduce surgery time, increase surgical precision and decrease risk of contamination

A majority of the products Greatbatch Medical sells incorporate proprietary technologies. These proprietary technologies provide an entry barrier for new competitors, and further limit existing competitors from duplicating our products. In addition to these proprietary technologies, our proprietary “know-how” in the manufacture of these products provides further barriers to our competition.
ELECTROCHEM
Our customized rechargeable and non-rechargeable battery solutions are used in a number of demanding industrial markets such as energy, security, portable medical, environmental monitoring and more. Applications in these segments cover a number of battery-powered systems including downhole drilling tools, hand-held military communications, automated external defibrillators, and more. Electrochem’s primary and non-rechargeable power and Wireless Sensing solutions are used in these core markets because of extreme operating conditions and long life requirements.
Our primary batteries operate reliably and safely at extremely high and low temperatures and with high shock and vibration. The product designs incorporate protective circuitry; glass-to-metal hermetic seals, fuses and diodes help ensure safe, reliable power as devices are subjected to harsh conditions.
Our secondary, or rechargeable, power solutions include a number of chemistries including lithium, nickel and lead acid, and incorporate advanced electronics, monitoring and security features and other capabilities. We provide value-added solutions to complement our secondary power systems such as charging and battery management.
Electrochem’s unique Wireless Sensing Systems are a complete solution, incorporating advanced, ruggedized sensors, intelligent gateways and customized software. Electrochem’s patented system utilizes our own batteries and offers control and monitoring for applications in existing markets such as energy, and new markets such as food and beverage and water/wastewater process control.
The following table summarizes information about our Electrochem products:

PRODUCT	DESCRIPTION	PRINCIPAL PRODUCT ATTRIBUTES

Cells	• Moderate-rate • Spiral (high rate)	Optimized rate capability, shock and vibration resistant, high and low temperature tolerant High energy density

Primary and rechargeable battery packs	Packaging of commercial batteries in a customer specific configuration	Increased power and recharging capabilities and ease of integration into customer applications

Wireless sensors	Operates where wired sensors are undesirable or impractical	Measures pressure, temperature and flow; withstands harsh environments
RESEARCH AND DEVELOPMENT
Our position as a leading developer and manufacturer of components for IMDs and Electrochem batteries is largely the result of our long history of technological innovation. We invest substantial resources in research, development and engineering. Our scientists, engineers and technicians focus on improving existing products, expanding the use of our products and developing new products. In addition to our internal technology and product development efforts, we also engage outside research institutions for unique technology projects.

In 2009, the Company formed the QiG Group LLC (“QiG”). QIG facilitates the introduction of new and improved technologies in medical device markets by investing in the development of innovations. This includes passive investments in startup companies as well as long-term systems level projects, which augment the Company’s Greatbatch Medical business. These investments support the development of ideas and technologies that can be used to better serve our OEM customers and typically have longer development times than our core Greatbatch Medical products.
PATENTS AND PROPRIETARY TECHNOLOGY
We rely on a combination of patents, licenses, trade secrets and know-how to establish and protect our proprietary rights to our technologies and products. We have 396 active U.S. patents and 295 active foreign patents. We also have 247 U.S. and 455 foreign pending patent applications at various stages of approval. During the past three years, we have been granted 63 new U.S. patents, of which 29 were granted in 2009. Corresponding foreign patents have been issued or are expected to be issued in the near future. Often, several patents covering various aspects of the design protect a single product. We believe this provides broad protection of the inventions employed.
We are also a party to several license agreements with third parties under which we have obtained, on varying terms, exclusive or non-exclusive rights to patents held by them. An example of these agreements is for the basic technology used in our wet tantalum capacitors, filtered feedthroughs and MRI compatible lead systems. We have also granted rights in our patents to others under license agreements.
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
MANUFACTURING AND QUALITY CONTROL
While we have adequate capacity, we primarily manufacture small lot sizes, as most customer orders range from a few hundred to a few thousand units. As a result, our ability to remain flexible is an important factor in maintaining high levels of productivity. Each of our production teams receives assistance from a manufacturing support team, which typically consists of representatives from our quality control, engineering, manufacturing, materials and procurement departments. Our quality systems are compliant with and certified to various recognized international standards.
Our facilities in Raynham, MA, Alden, NY, Clarence, NY, and Minneapolis, MN are ISO-9001 registered, which requires compliance with regulations regarding quality systems of product design (where applicable), supplier control, manufacturing processes and management review. This certification can only be achieved after completion of an audit conducted by an independent authority.
The Quality Systems of our manufacturing facilities in Tijuana, Mexico, Plymouth, MN, Clarence, NY, Chaumont, France, Orvin, Switzerland, Columbia City, IN and Indianapolis, IN sites are certified to the requirements of ISO-13485(2003) for the design (where applicable) and manufacture of components, assemblies and finished medical devices. Along with ISO 13485: 2003, the facilities (where applicable) meet individual country and registration requirements in order to ship product worldwide. This certification gives us the ability to serve as a manufacturing partner to medical device manufacturers, which we believe will improve our competitive position in the Vascular Access, CRM and emerging Neuromodulation and Orthopaedic markets. Our Plymouth, MN and all Orthopaedic facilities are also registered with the FDA, thus enabling the manufacture and distribution of FDA cleared medical devices within the U.S.

Our existing manufacturing plants are audited by several notified bodies (TUV, G-Med, QMI, BSI, and the National Standards Authority of Ireland). To maintain certification, all facilities must be reexamined routinely by their respective notified body.
SALES AND MARKETING
Products from our Greatbatch Medical business are sold directly to our customers. In our Electrochem business, we utilize a combination of direct and indirect sales methods, depending on the particular product. In 2009, approximately 47% of our products were sold in the U.S. Sales outside the U.S. are primarily to customers whose corporate offices are located and headquartered in the U.S. Information regarding our sales by geographic area is set forth at Note 13 “Business Segment Information” of the Notes to Consolidated Financial Statements contained at Item 8 of this report.
Although the majority of our medical customers contract with us to develop custom components and assemblies to fit their product specifications, we also provide system level solutions ready for market distribution by OEM’s. As a result, we have established close working relationships between our internal program managers and our customers. We market our products and technologies at industry meetings and trade shows domestically and internationally.
Internal sales managers support all activity and involve engineers and technology professionals in the sales process to address customer requests appropriately. For system level solutions we partner with our customers’ Research, Marketing, and Clinical groups to jointly develop technology platforms in alignment with their product roadmaps and therapy needs.
We sell our Electrochem cells and battery packs directly to the end user, directly to manufacturers that incorporate our products into other devices for resale, and to distributors who sell our products to manufacturers and end users. Our sales managers are trained to assist our customers in selecting appropriate chemistries and configurations. We market our Electrochem products at various technical trade meetings, conferences and shows. We also place advertisements in relevant trade publications and on the Internet.
Firm backlog orders at January 1, 2010 and January 2, 2009 were approximately $178.2 million and $190.4 million, respectively. Most of these orders are expected to be shipped within one year. See Customers section below for further discussion.
CUSTOMERS
Our Greatbatch Medical customers include large multi-national OEMs and their affiliated subsidiaries such as, in alphabetical order here and throughout this report, Biotronik, Boston Scientific, DePuy, Johnson & Johnson, Medtronic, Smith & Nephew, Sorin Group, St. Jude Medical, Stryker and Zimmer. During 2009 and 2008, Boston Scientific, Johnson & Johnson, Medtronic and St. Jude Medical collectively accounted for 63% and 56% of our total sales, respectively.
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

Our visibility to customer ordering patterns is over a relatively short period of time. Our customers may have inventory management programs and alternate supply arrangements of which we are unaware. Additionally, the relative market share among the OEM manufacturers changes periodically. Consequently, these and other factors can significantly impact our sales in any given period. Our customers may initiate field actions with respect to market-released products. These actions may include product recalls or communications with a significant number of physicians about a product or labeling issue. The scope of such actions can range from very minor issues affecting a small number of units to more significant actions. There are a number of factors, both short-term and long-term, related to these field actions that may impact our results. In the short-term, if a product has to be replaced, or customer inventory levels have to be restored, demand will increase. Also, changing customer order patterns due to market share shifts or accelerated device replacements may also have a positive or negative impact on our sales results in the near-term. These same factors may have longer-term implications as well. Customer inventory levels may ultimately have to be rebalanced to match new demand.
The initial term of our supply agreement with Boston Scientific pursuant to which Boston Scientific purchases a certain percentage of the batteries, capacitors, filtered feedthroughs and case halves it uses in its IMDs ends on December 31, 2010. The agreement may be renewed for one or more four-year renewal terms upon mutual agreement of the parties. We are actively negotiating a follow-on agreement with targeted completion during 2010.
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
COMPETITION
Existing and potential competitors in our Greatbatch Medical business include leading IMD manufacturers such as Biotronik, Boston Scientific, DePuy, Johnson & Johnson, Medtronic, Smith & Nephew, Sorin Group, St. Jude Medical, Stryker and Zimmer that currently have vertically integrated operations and may expand their vertical integration capability in the future. Competitors also include independent suppliers who typically specialize in one type of component.

Our known non-vertically integrated competitors include the following:

Product Line	Competitors

Medical batteries	Litronik (a subsidiary of Biotronik) Eagle-Picher

Capacitors	Critical Medical Components

Feedthroughs	Alberox (subsidiary of The Morgan Crucible Co. PLC)

EMI filtering	AVX (subsidiary of Kyocera) Eurofarad

Enclosures	Heraeus Hudson

Machined and molded components	Numerous

Value added assembly	Numerous

Catheters	Teleflex

Leads	Oscor

Orthopaedic trays, instruments and implants	Symmetry Paragon Accelent Teleflex Viasys Orchid
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

To varying degrees, our products are subject to regulation by numerous government agencies, including the FDA and comparable foreign agencies. The medical product components we manufacture are not subject to regulation by the FDA. We have “master files” on record with the FDA. Master files may be used to provide confidential detailed information about facilities, processes, or articles used in the manufacturing, processing, packaging and storing of one or more medical device components. These submissions may be used by device manufacturers to support the premarket notification process required by Section 510(k) of the Federal Food Drug & Cosmetic Act. This notification process is necessary to obtain clearance from the FDA to market a device for human use in the U.S.
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
In the U.S., our introducer and delivery catheter products are considered Class II devices. If a Class II device is substantially equivalent to an existing (predicate) device that has been continuously marketed since the effective date of the 1976 Amendments, FDA requirements may be satisfied through a Pre-market Notification Submission or 510(k) submission under which the applicant provides product information supporting its claim of substantial equivalence. In a 510(k) Submission, the FDA may also require that we provide clinical test results demonstrating the safety and efficacy of the device.
Generally, Class III devices are typically life-sustaining, life supporting, or implantable devices that must receive Pre-Market Approval (“PMA”) by the FDA to ensure their safety and effectiveness. A PMA is a more rigorous approval process typically requiring human clinical studies. Certain leads that we manufacture and market are Class III devices, but any required PMA is submitted by and issued to our customers.
As a manufacturer of medical devices, we are also subject to certain other FDA regulations and our device manufacturing processes and facilities are subject to on-going review by the FDA in order to ensure compliance with the current Good Manufacturing Practices Regulation (21 CFR 820). We believe that our manufacturing and quality and regulatory systems conform to the requirements of all pertinent FDA regulations. Our sales and marketing practices are subject to regulation by the U.S. Department of Health and Human Services pursuant to federal anti-kickback laws, and are also subject to similar state laws.
We are also subject to various other environmental, transportation and labor laws as well as various other directives and regulations both in the U.S. and abroad. We believe that compliance with these laws will not have a material impact on our capital expenditures, earnings or competitive position. Given the scope and nature of these laws, however, there can be no assurance that they will not have a material impact on our results of operations. We assess potential product related liabilities on a quarterly basis. At present, we are not aware of any such liabilities that would have a material impact on our business.

RECRUITING AND TRAINING
We invest substantial resources in our recruiting efforts that focus on supplying quality personnel to support our business objectives. We have established a number of programs that are designed to challenge and motivate our employees. All staff are encouraged to be proactive in contributing ideas. Feedback surveys are used to collect suggestions on ways that our business and operations can be improved. Our goal is to fill any open employment positions internally. We further meet our hiring needs through outside sources as required. We have a comprehensive succession program in place for senior management in order to ensure we will be able to implement our strategic plan.
We provide a training program for our new employees that is designed to educate them on safety, quality, business strategy, corporate culture, and the methodologies and technical competencies that are required for our business. Our safety training programs focus on such areas as basic industrial safety practices and emergency response procedures to deal with any potential fires or chemical spills. All of our employees are required to participate in a specialized training program that is designed to provide an understanding of our quality objectives. Supporting our lifelong learning environment, we offer our employees a tuition reimbursement program and encourage them to continue their education at accredited colleges and universities. Many of our employees attend seminars on topics that are related to our corporate objectives and strategies. We believe that comprehensive training is necessary to ensure that our employees have state of the art skills, utilize best practices, and have a common understanding of work practices.
EMPLOYEES
The following table provides a breakdown of employees as of January 1, 2010:

Manufacturing	1,442
General and administrative	126
Sales and marketing	52
Research, development and engineering	197
Chaumont, France facility	214
Switzerland facilities	214
Tijuana, Mexico facility	816

Total	3,061

We also employ a number of temporary employees to assist us with various projects and service functions and address peaks in staff requirements. Our employees at our Chaumont, France and Tijuana, Mexico facilities are represented by a union. Approximately 159 and 196 positions at our Switzerland and France locations, respectively, are manufacturing in nature. The positions at our Tijuana, Mexico facility are primarily manufacturing. We believe that we have a good relationship with our employees.
EXECUTIVE OFFICERS OF THE COMPANY
Information concerning our executive officers is presented below as of March 2, 2010. The officers’ terms of office run until the first meeting of the Board of Directors after our Annual Meeting, which takes place immediately following our Annual Meeting of Stockholders and until their successors are elected and qualified, except in the case of earlier death, retirement, resignation or removal.

Mauricio Arellano, age 43, is Senior Vice President and the Business Leader for our Cardiac and Neurology Group and has served in that office since October 2008. He served as the Senior Vice President and Business Leader of our CRM and Neuromodulation Group from January 2008 to October 2008, our Medical Solutions Group from November 2006 to January 2008 and as Vice President of Greatbatch Mexico from January 2005 to November 2006. Mr. Arellano joined our Company in October 2003 as the Plant Manager of our former Carson City, NV facility. Prior to joining our Company, he served in a variety of human resources and operational roles with Tyco Healthcare — Especialidades Medicas Kenmex and with Sony de Tijuana Este.
Susan M. Bratton, age 53, is Senior Vice President and Business Leader for our Electrochem business and has served in that office since January 2005. She served as Vice President of Corporate Quality from March 2001 to January 2005, as General Manager of our Electrochem Division from July 1998 to March 2001 and as Director of Procurement from June 1991 to July 1998. Ms. Bratton has held various other positions with our Company since joining us in 1976.
Susan H. Campbell, age 45, is Senior Vice President and the Business Leader for our Orthopaedics Group and has served in that office since October 2008. Ms. Campbell had served as Senior Vice President for Global Manufacturing and Supply Chain from January 2008 until October 2008 and the Business Leader for our Medical Power Group from January 2005 until January 2008. She joined our Company in April 2003 as the Plant Manager for our medical battery facility. Prior to that time, Ms. Campbell was a plant manager for Delphi Corporation and General Motors Corporation.
Barbara M. Davis, age 59, is Vice President for Human Resources, and has served in that office since April 2004. She joined our Company in October 1998 as Director of Human Resources and Organization Development.
Thomas J. Hook, age 47, has served as our President & Chief Executive Officer since August 2006. Prior to August 2006, he was our Chief Operating Officer, a position he assumed upon joining our Company in September 2004. From August 2002 until September 2004, Mr. Hook was employed by CTI Molecular Imaging where he had served as President, CTI Solutions Group.
Thomas J. Mazza, age 56, is Senior Vice President & Chief Financial Officer, and has served in that office since August 2005. He joined our Company in November 2003 as Vice President and Corporate Controller. Prior to that, Mr. Mazza served in a variety of financial roles with Foster Wheeler Ltd., including Vice President and Corporate Controller.
Timothy G. McEvoy, age 52, is Vice President, General Counsel & Secretary, and has served in that office since joining our Company in February 2007. From 1992 until January 2007, he was employed in a variety of legal roles by Manufacturers and Traders Trust Company, most recently as Administrative Vice President and Deputy General Counsel.
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
You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially from those stated or implied by these forward-looking statements. In evaluating these statements and our prospects generally, you should carefully consider the factors set forth below. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary factors and to others contained throughout this report. We are under no duty to update any of the forward-looking statements after the date of this report or to conform these statements to actual results.
Although it is not possible to create a comprehensive list of all factors that may cause actual results to differ from the results expressed or implied by our forward-looking statements or that may affect our future results, some of these factors include the following: dependence upon a limited number of customers; customer ordering patterns; product obsolescence; our inability to market current or future products; pricing pressure from customers; our ability to timely and successfully implement our cost reduction and plant consolidation initiatives; our reliance on third party suppliers for raw materials, products and subcomponents; fluctuating operating results; our inability to maintain high quality standards for our products; challenges to our intellectual property rights; product liability claims; our inability to successfully consummate and integrate acquisitions and to realize synergies and to operate these acquired businesses in accordance with expectations; our unsuccessful expansion into new markets; our inability to obtain licenses to key technology; regulatory changes or consolidation in the healthcare industry; global economic factors including currency exchange rates and interest rates; the resolution of various legal actions brought against the Company; and other risks and uncertainties that arise from time to time and are described in Item 1A “Risk Factors” of this report.
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
In 2009, Boston Scientific, Johnson & Johnson, Medtronic and St. Jude Medical, collectively accounted for approximately 63% of our revenues. Our supply agreements with these customers might not be renewed. Furthermore, many of our supply agreements do not contain minimum purchase level requirements and therefore there is no guaranteed source of revenue that we can depend upon under these agreements. The loss of any large customer or a reduction of business with that customer for any reason would harm our business, financial condition and results of operations.
If we do not respond to changes in technology, our products may become obsolete and we may experience a loss of customers and lower revenues.
We sell our products to customers in several industries that are characterized by rapid technological changes, frequent new product introductions and evolving industry standards. Without the timely introduction of new products and enhancements, our products and services will likely become technologically obsolete over time and we may lose a significant number of our customers. In addition, other new products introduced by our customers may require fewer of our components. We dedicate a significant amount of resources to the development of our products and technologies and we would be harmed if we did not meet customer requirements and expectations. Our inability, for technological or other reasons, to successfully develop and introduce new and innovative products could result in a loss of customers and lower revenues.
If we are unable to successfully market our current or future products, our business will be harmed and our revenues and operating results will be reduced.
The market for our medical and commercial products has been growing in recent years. If the market for our products does not grow as rapidly as forecasted by industry experts, our revenues could be less than expected. In addition, it is difficult to predict the rate at which the market for our products will grow or at which new and increased competition will result in market saturation. Slower growth in the CRM, Orthopaedic, Vascular Access or Energy markets in particular would negatively impact our revenues. In addition, we face the risk that our products will lose widespread market acceptance. Our customers may not continue to utilize the products we offer and a market may not develop for our future products.
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
Our business depends on a continuous supply of raw materials. The principal raw materials used in our business include lithium, iodine, tantalum, platinum, ruthenium, gallium trichloride, tantalum pellets, vanadium pentoxide, iridium, and titanium. The supply and price of these raw materials are susceptible to fluctuations due to transportation, government regulations, price controls, economic climate or other unforeseen circumstances. Increasing global demand for these raw materials we need for our business has caused the prices of these materials to increase significantly. In addition, there are a limited number of worldwide suppliers of several raw materials needed to manufacture our products. We may not be able to continue to procure raw materials critical to our business or to procure them at acceptable price levels.
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
At January 1, 2010, we had $406.3 million of intangible assets, representing 49% of our total assets. These intangible assets consist primarily of goodwill, trademarks, tradenames, customer lists and patented technology arising from our acquisitions. Goodwill and other intangible assets with indefinite lives are not amortized, but are tested annually or upon the occurrence of certain events that indicate that the assets may be impaired. Definite lived intangible assets are amortized over their estimated useful lives and are tested for impairment upon the occurrence of certain events that indicate that the assets may be impaired. We may not receive the recorded value for our intangible assets if we sell or liquidate our business or assets. In addition, the material concentration of intangible assets increases the risk of a large charge to earnings in the event that the recoverability of these intangible assets is impaired, and in the event of such a charge to earnings, the market price of our common stock could be adversely affected. In addition, intangible assets with definite lives, which represent $82.1 million of our net intangible assets at January 1, 2010, will continue to be amortized. We incurred total amortization expenses relating to these intangible assets of $10.1 million in 2009. These expenses will reduce our future earnings or increase our future losses.
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
Regulatory issues resulting from product complaints, or recalls, or regulatory body audits could harm our ability to produce and supply products or bring new products to market.
Our products are designed, manufactured and distributed globally in compliance with all pertinent regulations and standards. However, a product complaint recall or negative regulatory body audit may cause products to be removed from the market which could harm our operating results or financial condition. In addition, during the corrective phase, regulatory bodies may not allow new products to be cleared for marketing and sale.
If we become subject to product liability claims, our operating results and financial condition could suffer.
The manufacturing and sale of our products expose us to potential product liability claims and product recalls, including those that may arise from failure to meet product specifications, misuse or malfunction of, or design flaws in our products, or use of our products with components or systems not manufactured or sold by us. Many of our products are components and function in interaction with our customers’ medical devices. For example, our batteries are produced to meet various electrical performance, longevity and other specifications, but the actual performance of those products is dependent on how they are in fact utilized as part of the customers’ devices over the lifetime of the products. Product performance and device interaction from time to time have been, and may in the future be, different than expected for a number of reasons. Consequently, it is possible that customers may experience problems with their medical devices that could require device recall or other corrective action, where our batteries met the specification at delivery, and for reasons that are not related primarily or at all to any failure by our product to perform in accordance with specifications. It is possible that our customers (or end-users) may in the future assert that our products caused or contributed to device failure. Even if these assertions do not lead to product liability or contract claims, they could harm our reputation and our customer relationships.
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
We rely on a combination of patents, licenses, trade secrets and know-how to establish and protect our proprietary rights to our technologies and products. As of January 1, 2010, we held 396 active U.S. patents and 295 active foreign patents. However, the steps we have taken or will take to protect our proprietary rights may not be adequate to deter misappropriation of our intellectual property. In addition to seeking formal patent protection whenever possible, we attempt to protect our proprietary rights and trade secrets by entering into confidentiality and non-compete agreements with employees, consultants and third parties with which we do business. However, these agreements can be breached and, if they are, there may not be an adequate remedy available to us and we may be unable to prevent the unauthorized disclosure or use of our technical knowledge, practices or procedures. If our trade secrets become known, we may lose our competitive advantages.
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
Our success will depend in large part upon our ability to attract, train, retain and motivate highly skilled employees. There is currently aggressive competition for employees who have experience in technology and engineering. We compete intensely with other companies to recruit and hire from this limited pool. The industries in which we compete for employees are characterized by high levels of employee attrition. Although we believe we offer competitive salaries and benefits, we may have to increase spending in order to attract, train and retain personnel.
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
We have made and expect to make in the future acquisitions that complement our core competencies in technology and manufacturing to enable us to manufacture and sell additional products to our existing customers and to expand our business into related markets. Implementation of our acquisition strategy entails a number of risks, including:
•	inaccurate assessments of potential liabilities associated with the acquired businesses;

•	the existence of unknown or undisclosed liabilities associated with the acquired businesses;

•	diversion of our management’s attention from our core businesses;

•	potential loss of key employees or customers of the acquired businesses;

•	difficulties in integrating the operations and products of an acquired business or in realizing projected revenue growth, efficiencies and cost savings; and

•	increases in indebtedness and limitation in our ability to access capital if needed.
Our acquisitions have increased the size and scope of our operations, and may place a strain on our managerial, operational and financial resources and systems. Any failure by us to manage this growth and successfully integrate these acquisitions could harm our business and our financial condition and results.

If we are not successful in making acquisitions to expand and develop our business, our operating results may suffer.
One facet of our growth strategy is to make acquisitions that complement our core competencies in technology and manufacturing to enable us to manufacture and sell additional products to our existing customers and to expand our business into related markets. Our continued growth may depend on our ability to identify and acquire companies that complement or enhance our business on acceptable terms. We may not be able to identify or complete future acquisitions. Some of the risks that we may encounter include expenses associated with and difficulties in identifying potential targets, the costs associated with unsuccessful acquisitions, and higher prices for acquired companies because of competition for attractive acquisition targets.
We may face competition that could harm our business and we may be unable to compete successfully against new entrants and established companies with greater resources.
Competition in connection with the manufacturing of our medical products may intensify in the future. One or more of our medical customers may undertake additional vertical integration initiatives and begin to manufacture some or all of their components that we currently supply them which could cause our operating results to suffer. The market for commercial power sources is competitive, fragmented and subject to rapid technological change. Many other commercial power source suppliers are larger and have greater financial, operational, personnel, sales, technical and marketing resources than our company. These and other companies may develop products that are superior to ours, which could result in lower revenues and operating results.
Accidents at one of our facilities could delay production and adversely affect our operations.
Our business involves complex manufacturing processes and hazardous materials that can be dangerous to our employees. Although we employ safety procedures in the design and operation of our facilities, there is a risk that an accident or death could occur in one of our facilities. Any accident, such as a chemical spill, could result in significant manufacturing delays or claims for damages resulting from injuries, which would harm our operations and financial condition. The potential liability resulting from any such accident or death, to the extent not covered by insurance, could harm our financial condition or operating results. Any disruption of operations at any of our facilities could harm our business.
We intend to develop new products and expand into new markets, which may not be successful and could harm our operating results.
We intend to expand into new markets and develop new products based on our existing technologies and engineering capabilities. These efforts have required and will continue to require us to make substantial investments, including significant research, development and engineering expenditures and capital expenditures for new, expanded or improved manufacturing facilities. Additionally, many of the new products we are working on take longer and more resources to develop and commercialize, including obtaining regulatory approval. Specific risks in connection with expanding into new markets include the inability to transfer our quality standards and technology into new products, failure to receive regulatory approval for our new products, the failure of customers to accept our new products, longer product development cycles and competition. We may not be able to successfully manage expansion into new markets and products and these unsuccessful efforts may harm our financial condition and operating results.

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
Our sales outside the U.S., which accounted for 53% of sales for 2009, and our Mexico, Switzerland and France locations are subject to certain foreign country risks. Our international sales and operations are, and will continue to be, subject to a number of risks and potential costs, including:
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
We earn revenue and incur expenses related to our foreign sales and operations that are denominated in a foreign currency. Historically, foreign currency fluctuations have not had a material effect on our consolidated financial statements. However, fluctuations in foreign currency exchange rates could have a significant negative impact on our profitability and operating results.
The current economic environment and credit market uncertainty could interrupt our access to capital markets, borrowings, or financial transactions to hedge certain risks, which could adversely affect our financial condition.
As of January 1, 2010, we had $289.4 million of debt with varying maturities, including our convertible subordinated notes and revolving line of credit. These arrangements have allowed us to make investments in growth opportunities and fund working capital requirements. In addition, we enter into financial transactions to hedge certain risks, including foreign exchange and interest rate risk. Our continued access to capital markets, the stability of our lenders and their willingness to support our needs, and the stability of the parties to our financial transactions that hedge risks are essential for us to meet our current obligations, fund operations, and fund our strategic initiatives. An interruption in our access to external financing or financial transactions to hedge risk could adversely affect our business prospects and financial condition.

Risks Related To Our Industries
The healthcare industry is subject to various political, economic and regulatory changes that could force us to modify how we develop and price our products.
The healthcare industry is highly regulated and is influenced by changing political, economic and regulatory factors. Several of our product lines are subject to international, federal, state and local health and safety, packaging and product content regulations. In addition, IMDs produced by our medical customers are subject to regulation by the FDA and similar governmental agencies. This regulation covers a wide variety of product activities from design and development to labeling, manufacturing, promotion, sales and distribution. Compliance with this regulation may be time consuming, burdensome and expensive and could negatively affect our customers’ abilities to sell their products, which in turn would adversely affect our ability to sell our products. This may result in higher than anticipated costs or lower than anticipated revenues.
Regulations issued in the healthcare industry are also complex, change frequently and have tended to become more stringent over time. Federal and state legislatures have periodically considered programs to reform or amend the U.S. healthcare system at both the federal and state levels. In addition, these regulations may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates or otherwise change the environment in which healthcare industry participants operate. We may be required to incur significant expenses to comply with these regulations or remedy past violations of these regulations. Any failure by our company to comply with applicable government regulations could also result in cessation of portions or all of our operations, impositions of fines and restrictions on our ability to carry on or expand our operations. In addition, because many of our products are sold into regulated industries, we must comply with additional regulations in marketing our products.
In response to perceived increases in health care costs in recent years, there have been and continue to be proposals by the Obama administration, members of Congress, state governments, regulators and third-party payors to control these costs and, more generally, to reform the U.S. healthcare system. Certain of these proposals would limit the prices our OEM customers are able to charge for their products or the amounts of reimbursement available for their products, and could limit the acceptance and availability of those products. Additionally, legislative proposals currently pending would impose significant new taxes on medical device makers such as our customers which may then be passed on to their suppliers such as us.
These taxes, if implemented, would result in a significant increase in the tax burden on our industry, which could have a material, negative impact on our results of operations and our cash flows. Draft legislation would also impose new payroll taxes, excise taxes, income taxes and other taxes; implement changes to Medicare and Medicaid; establish a government health insurance option and allow the government to mandate minimum levels of coverage and make comparative effectiveness recommendations. In summary, if legislation is enacted and depending on the form it takes, it could change the way healthcare is developed and delivered, and may materially impact numerous aspects of our business, results of operations and financial condition.

Our business is subject to environmental regulations that could be costly to comply with.
Federal, state and local regulations impose various environmental controls on the manufacturing, transportation, storage, use and disposal of batteries and hazardous chemicals and other materials used in, and hazardous waste produced by, the manufacturing of power sources and components. Conditions relating to our historical operations may require expenditures for clean-up in the future and changes in environmental laws and regulations may impose costly compliance requirements on us or otherwise subject us to future liabilities. Additional or modified regulations relating to the manufacture, transportation, storage, use and disposal of materials used to manufacture our products or restricting disposal of batteries may be imposed. In addition, we cannot predict the effect that additional or modified environmental regulations may have on us or our customers.
Consolidation in the healthcare industry could result in greater competition and reduce our Greatbatch Medical revenues and harm our business.
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
Our Greatbatch Medical business is indirectly subject to healthcare industry cost containment measures that could result in reduced sales of our products.
Several of our customers rely on third party payors, such as government programs and private health insurance plans, to reimburse some or all of the cost of the procedures in which our products are used. The continuing efforts of government, insurance companies and other payors of healthcare costs to contain or reduce those costs could lead to patients being unable to obtain approval for payment from these third party payors. If that occurred, sales of medical devices may decline significantly, and our customers may reduce or eliminate purchases of our products. The cost containment measures that healthcare payors are instituting, both in the U.S. and internationally, could reduce our revenues and harm our operating results.
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

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
The following table sets forth information about our significant facilities as of January 1, 2010:

Location	Sq. Ft.	Own/Lease	Principal Use
Alden, NY	125,000	Own	Medical battery and capacitor manufacturing
Chaumont, France	59,200	Own	Manufacturing of orthopaedic and surgical goods
Clarence, NY	117,800	Own	Corporate offices and RD&E
Clarence, NY	20,800	Own	Machining and assembly of components
Clarence, NY	18,600	Lease	Machining and assembly of components
Cleveland, OH	16,900	Lease	Office and lab space for design engineering team
Columbia City, IN	40,000	Lease	Manufacturing of orthopaedic and surgical goods
Corgemont, Switzerland	34,400	Lease	Manufacturing of orthopaedic and surgical goods
Indianapolis, IN	82,600	Own	Manufacturing of orthopaedic and surgical goods
Minneapolis, MN	72,000	Own	Enclosure manufacturing and engineering
Orvin, Switzerland	34,400	Own	Manufacturing of orthopaedic and surgical goods
Plymouth, MN	95,700	Lease	Introducers, catheters and leads manufacturing and engineering
Raynham, MA	81,000	Own	Commercial battery manufacturing and RD&E
Tijuana, Mexico	144,000	Lease	Value-added assembly, and feedthrough, electrode and EMI filtering manufacturing
In general, we believe these facilities are suitable and adequate for our current business and have capacity to meet our future growth objectives without the need for additional expansion. In 2010, we announced the opening of our Orthopaedic design center located in Warsaw, IN. The new facility will be equipped with the latest rapid prototyping equipment and is being leased. Additionally, further investment is planned over the next three years to drive improvements and growth in all Orthopaedic locations. In 2009, we ceased operations at our Blaine, MN, Canton, MA and Teterboro, NJ facilities.

ITEM 3.	LEGAL PROCEEDINGS
We are party to various legal actions arising in the normal course of business. A complete list of all material pending legal actions against the company are set forth at Note 11 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements contained at Item 8 of this report. Except for the items set forth in Note 11, we do not believe that the ultimate resolution of any pending legal actions will have a material adverse effect on our consolidated results of operations, financial position or cash flows. However, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact in the period in which the ruling occurs and beyond.

ITEM 4.	RESERVED
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
The Company’s common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “GB.” The following table sets forth for the periods indicated the high, low and closing sales prices per share for the common stock as reported by the NYSE:

	High	Low	Close
2008
First Quarter	$23.48	$17.18	$18.79
Second Quarter	19.79	15.49	17.20
Third Quarter	27.08	16.86	25.78
Fourth Quarter	27.41	17.72	26.72

2009
First Quarter	$27.45	$17.27	$19.71
Second Quarter	23.48	18.50	22.00
Third Quarter	23.20	20.06	21.63
Fourth Quarter	22.21	17.99	19.23
As of March 2, 2010, there were approximately 240 record holders of the Company’s common stock. The Company stock account included in our 401(k) plan is considered one record holder for the purposes of this calculation. There are approximately 1,700 accounts holding Company stock in the 401(k) plan including accounts for active and former employees. We have not paid cash dividends and currently intend to retain any earnings to further develop and grow our business.
PERFORMANCE GRAPH
The following graph compares for the five year period ended January 1, 2010, the cumulative total stockholder return for Greatbatch, Inc., the S&P SmallCap 600 Index, and the Hemscott Peer Group Index. The Hemscott Peer Group Index includes over 300 comparable companies included in the Hemscott Industry Group 520 Medical Instruments & Supplies and 521 Medical Appliances & Equipment. The graph assumes that $100 was invested on December 31, 2004 and assumes reinvestment of dividends. The stock price performance shown on the following graph is not necessarily indicative of future price performance:

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

	Jan. 1,	Jan. 2,	Dec. 28,	Dec. 29,	Dec. 30,
Years ended	2010 (1)(4)(5)	2009 (1)(3)(4)	2007 (1)(3)(4)	2006 (1)	2005 (1)(2)
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Sales	$521,821	$546,644	$318,746	$271,142	$241,097

Income (loss) before income taxes	(18,177)	20,517	23,919	23,534	15,464

Income (loss) per share
Basic	$(0.39)	$0.63	$0.54	$0.74	$0.47
Diluted	(0.39)	0.62	0.53	0.73	0.46

Consolidated Balance Sheet Data:
Working capital	$119,926	$142,219	$116,816	$199,051	$151,958

Total assets	830,543	848,033	662,769	547,827	512,911

Long-term obligations	317,575	379,890	247,239	205,859	200,261

(1)	From 2005 to 2010, we recorded material charges in other operating expenses, net, primarily related to our cost savings and consolidation initiatives. Additional information is set forth at Note 9 “Other Operating Expenses, Net” of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

(2)	Beginning in 2006, we were required to begin recording compensation costs related to our stock-based compensation awards. If recorded in 2005, income (loss) before income taxes would have been lower by $3.4 million. Additional information is set forth at Note 8 “Stock-Based Compensation” of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

(3)	During 2008, we acquired P Medical Holding, SA (January 2008) and DePuy Orthopaedics Chaumont, France facility (February 2008). During 2007, we acquired BIOMEC, Inc. (April 2007), Enpath Medical, Inc. (June 2007), IntelliSensing, LLC (October 2007), Quan Emerteq, LLC (November 2007), and Engineered Assemblies Corporation (November 2007). These amounts include the results of operations of these companies subsequent to their acquisitions. In connection with these acquisitions, we recorded charges in 2008 and 2007 of $8.7 million and $18.4 million, respectively, related to inventory step-up amortization and in process research and development.

(4)	Beginning in 2009, we were required to begin recording interest expense on our convertible debt instruments that may be settled in cash upon conversion at our nonconvertible debt borrowing rate. As required, the 2008 and 2007 Consolidated Financial Statements have been retroactively adjusted to reflect the adoption of this change in accounting as if it were in effect on the date the convertible debt was originally issued (March 2007). Additional information is set forth at Note 1 “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

(5)	In 2009, we recorded a $34.5 million charge related to the Electrochem Litigation and $15.9 million related to the write-down of trademarks and tradenames. Additional information is set forth at Note 11 “Commitments and Contingencies” and Note 4 “Intangible Assets” of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
YOU SHOULD READ THE FOLLOWING DISCUSSION AND ANALYSIS OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS REPORT.
Overview
Our Business
•	Our business

•	Our acquisitions

•	Our customers

•	Financial overview

•	CEO message

•	Product development
Our Critical Accounting Estimates
•	Valuation of goodwill, other identifiable intangible assets and IPR&D

•	Stock-based compensation

•	Inventories

•	Tangible long-lived assets

•	Provision for income taxes
Cost Savings and Consolidation Efforts
Our Financial Results
•	Results of operations table

•	Fiscal 2009 compared with fiscal 2008

•	Fiscal 2008 compared with fiscal 2007

•	Liquidity and capital resources

•	Off-balance sheet arrangements

•	Litigation

•	Contractual obligations

•	Inflation

•	Impact of recently issued accounting standards
Our Business
We operate our business in two reportable segments — Greatbatch Medical and Electrochem Solutions (“Electrochem”). During 2009, we rebranded our Implantable Medical Component (“IMC”) segment as Greatbatch Medical. The Greatbatch Medical segment designs and manufactures systems, components and devices for the Cardiac Rhythm Management (“CRM”), Neuromodulation, Vascular Access and Orthopaedic markets.

Our Greatbatch Medical customers include large multi-national original equipment manufacturers (“OEMs”). Our products include: 1) batteries, capacitors, filtered and unfiltered feedthroughs, engineered components and enclosures used in Implantable Medical Devices (“IMDs”); 2) instruments and delivery systems used in hip and knee replacement, trauma and spine surgeries as well as hip, knee and shoulder implants; and 3) introducers, catheters, steerable sheaths and implantable stimulation leads. Additionally, Greatbatch Medical offers value-added assembly and design engineering services for medical systems and devices within the markets in which it operates.
Electrochem is a leader in technology solutions for critical industrial applications, including customized battery power and wireless sensing systems. Originating from the lithium cell invented for the implantable pacemaker by our founder, Wilson Greatbatch, our technology and superior quality and reliability is utilized in markets world-wide.
Our Acquisitions
On April 3, 2007, we acquired substantially all of the assets of BIOMEC, Inc. (“BIOMEC”). BIOMEC was a biomedical device company based in Cleveland, OH. The results of BIOMEC’s operations were included in our Greatbatch Medical business from the date of acquisition. The purchase price and other direct costs of BIOMEC totaled $11.4 million, which we paid in cash. Total assets acquired from BIOMEC were $12.0 million, of which $7.4 million were intangible assets, including $2.3 million of in-process research and development (“IPR&D”), which we immediately expensed, and $5.1 million of goodwill.
On June 15, 2007, we completed our acquisition of Enpath Medical, Inc. (“Enpath”). Enpath designed, developed, manufactured and marketed single use medical device products for the cardiac rhythm management, neuromodulation and interventional radiology markets. The results of Enpath’s operations were included in our Greatbatch Medical business from the date of acquisition. The purchase price and other direct costs of Enpath totaled $98.4 million, which we paid in cash. Total assets acquired from Enpath were $113.8 million, of which $91.3 million were intangible assets, including $13.8 million of IPR&D, which we immediately expensed, and $48.9 million of goodwill.
On October 26, 2007, we acquired substantially all of the assets of IntelliSensing, LLC (“IntelliSensing”). IntelliSensing designed and manufactured wireless sensor solutions that measure temperature, pressure, flow and other critical data. The results of IntelliSensing’s operations were included in our Electrochem business from the date of acquisition. The purchase price and other direct costs of IntelliSensing totaled $3.9 million, which we paid in cash. Total assets acquired from IntelliSensing were $4.0 million, of which $3.8 million were intangible assets, including $1.9 million of goodwill.
On November 16, 2007, we acquired substantially all of the assets of Quan Emerteq, LLC (“Quan”). Quan designed, developed and manufactured single use medical device products for the vascular, CRM and neuromodulation markets. The results of Quan’s operations were included in our Greatbatch Medical business from the date of acquisition. The purchase price and other direct costs of Quan totaled $60.0 million, which we primarily paid in cash. Total assets acquired from Quan were $62.8 million, of which $52.4 million were intangible assets, including $32.2 million of goodwill.
On November 16, 2007, we acquired substantially all of the assets of Engineered Assemblies Corporation (“EAC”). EAC was a leading provider of custom battery solutions and electronics integration focused on rechargeable battery systems. The results of EAC’s operations were included in our Electrochem business from the date of acquisition. The purchase price and other direct costs of EAC totaled $15.1 million, which we paid in cash. Total assets acquired from EAC were $16.7 million, of which $7.9 million were intangible assets, including $5.5 million of goodwill.

On January 7, 2008, we acquired P Medical Holding SA (“Precimed”) which had administrative offices in Orvin, Switzerland and Exton, PA, manufacturing operations in Switzerland and Indiana and sales offices in Japan, China and the United Kingdom. Precimed was a leading technology-driven supplier to the orthopaedic industry. The results of Precimed’s operations were included in our Greatbatch Medical business from the date of acquisition. The purchase price and other direct costs of Precimed totaled $85.0 million, which we paid in cash. Total assets acquired from Precimed were $143.0 million, of which $82.3 million were intangible assets, including $2.2 million of IPR&D which we immediately expensed, and $47.2 million of goodwill.
On February 11, 2008, Precimed completed its previously announced acquisition of DePuy Orthopaedics (“DePuy”) Chaumont, France manufacturing facility (the “Chaumont Facility”). The Chaumont Facility produces hip and shoulder implants for DePuy Ireland who distributes them worldwide through various DePuy selling entities. This transaction included a new four year supply agreement with DePuy. The results of DePuy’s operations were included in our Greatbatch Medical business from the date of acquisition. The purchase price and other direct costs of the Chaumont Facility totaled $28.7 million, which we paid in cash. Total assets acquired from the Chaumont Facility were $29.3 million, of which $6.6 million was goodwill.
Going forward, we expect the pace of acquisitions to be less than the 2008 and 2007 levels. However, we will continue to pursue strategically targeted and opportunistic acquisitions.
Our Customers
Our products are designed to provide reliable, long-lasting solutions that meet the evolving requirements and needs of our customers and the end users of their products. The nature and extent of our selling relationships with each customer are different in terms of breadth of products purchased, purchased product volumes, length of contractual commitment, ordering patterns, inventory management and selling prices.
Our Greatbatch Medical customers include large multi-national OEMs, such as Biotronik, Boston Scientific, DePuy, Johnson & Johnson, Medtronic, Smith & Nephew, Sorin Group, St. Jude Medical, Stryker and Zimmer. During 2007 and in the first quarter of 2008, we completed seven acquisitions in order to diversify our customer base and market concentration. During 2009 and 2008, Boston Scientific, Johnson & Johnson, Medtronic and St. Jude Medical collectively accounted for 63% and 56% of our total sales, respectively.
The initial term of our supply agreement with Boston Scientific pursuant to which Boston Scientific purchases a certain percentage of the batteries, capacitors, filtered feedthroughs and case halves it uses in its IMDs ends on December 31, 2010. The agreement may be renewed for one or more four-year renewal terms upon mutual agreement of the parties. We are actively negotiating a follow-on agreement with targeted completion during 2010.
Our Electrochem customers are primarily companies involved in demanding applications in markets such as energy, security, portable medical and environmental monitoring including Halliburton Company, Weatherford International, General Electric, Thales, Zoll Medical Corp. and Scripps Institution of Oceanography.

Financial Overview
For 2009, revenue totaled $521.8 million, a 5% decrease from 2008, which included the benefit of an additional week of operations due to our fiscal year ending on the closest Friday to December 31. This additional week added approximately $10 million to 2008 sales. During 2009, 7% CRM/Neuromodulation revenue growth was offset by decreases in Orthopaedic, Vascular and Electrochem revenue which were impacted by the uncertain health care and economic environment. For 2008, sales were $546.6 million, an increase of 71% over 2007. In addition to the extra week of operations, 2008 revenue benefitted from our acquisitions in 2008 and 2007, which added approximately $208.2 million of incremental revenue, as well as organic growth of 7%.
Over the last three years, we were extremely focused on the integration of our acquisitions. As a result, we incurred additional costs related to the implementation of numerous cost savings, consolidation and integration initiatives. Additionally, during 2009, we accrued $34.5 million in connection with our Electrochem Litigation (See Note 11 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements contained in Item 8 of this report) and incurred a $15.9 million tradename write-down due to the successful rebranding of our Greatbatch Medical segment. During 2008 and 2007, we incurred IPR&D charges and inventory step-up amortization expense related to our acquisitions of $8.7 million and $18.4 million, respectively. Including these charges, operating income for 2009, 2008 and 2007 was $1.0 million, $34.9 million and $20.0 million, respectively.
We prepare our consolidated financial statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Additionally, we consistently report and discuss in our quarterly earnings releases and investor presentations adjusted operating income and margin, adjusted net income and adjusted earnings per diluted share. These adjusted amounts consist of GAAP amounts excluding (i) acquisition-related charges, (ii) facility consolidation, manufacturing transfer and system integration charges, (iii) asset write-down and disposition charges, (iv) litigation charges and (v) the income tax (benefit) related to these adjustments. We believe that reporting these amounts provides important supplemental information to our investors and creditors seeking to understand the financial and business trends relating to our financial condition and results of operations. Additionally, the performance based compensation of our executive management is determined utilizing these adjusted amounts.
Adjusted operating income for 2009, 2008 and 2007 was $62.6 million, $58.1 million and $43.7 million, respectively. Adjusted operating income expressed as a percentage of sales, or adjusted operating margin, was 12.0%, 10.6% and 13.7%. The decrease in this percentage from 2007 was a direct result of our acquisitions. Our goal is to improve adjusted operating margin to approximately 20% over the next three to five years through our initiatives to improve the operating performance of the acquired companies and through the development of innovative products to drive future revenue growth. Evidence of the progress we have made in these initiatives can be seen in the improvement of adjusted operating margin from 2008 to 2009. Our adjusted operating margin is expected to be between 12.0% and 13.5% for 2010.

A reconciliation of GAAP operating income to adjusted operating income is as follows (in thousands):

	Year Ended
	January 1,	January 2,	December 28,
	2010	2009	2007
Operating income as reported:	$1,048	$34,894	$20,020
IPR&D write-down	—	2,240	16,093
Acquisition charges (inventory step-up)	—	6,422	2,276
Electrochem litigation charge	34,500	—	—
Write-down of intangible assets	15,921	—	—
Consolidation costs	7,069	9,010	5,228
Integration costs	3,077	5,369	—
Asset dispositions & other	948	199	96

Operating income — adjusted	$62,563	$58,134	$43,713

Operating margin — adjusted	12.0%	10.6%	13.7%

Beginning in 2009, we adopted a change in accounting that required issuers of convertible debt that may be settled in cash upon conversion, such as our CSN II (See Note 6 “Debt” of the Notes to Consolidated Financial Statements contained in Item 8 of this report), to recognize interest expense on those instruments at their nonconvertible debt borrowing rate. As required, the 2008 and 2007 Consolidated Financial Statements presented in this report have been retroactively adjusted to reflect the adoption of this change in accounting (See Note 1 “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements contained in Item 8 of this report).
Our GAAP diluted earnings (loss) per share (“EPS”) for 2009, 2008 and 2007 were ($0.39), $0.62 and $0.53, respectively. Adjusted diluted earnings per share, which excludes the items discussed above, were $1.52, $1.40 and $1.27, respectively. A reconciliation of GAAP income (loss) before taxes to adjusted net income and adjusted diluted EPS is as follows (in thousands, except per share amounts):

	Year Ended
	January 1,	January 2,	December 28,
	2010	2009	2007
Income (loss) before taxes as reported:	$(18,177)	$20,517	$23,919
IPR&D write-down	—	2,240	16,093
Acquisition charges (inventory step-up)	—	6,422	2,276
Electrochem litigation charge	34,500	—	—
Write-down of intangible assets	15,921	—	—
Consolidation costs	7,069	9,010	5,228
Integration costs	3,077	5,369	—
Asset dispositions & other	948	199	96

Sub-total	43,338	43,757	47,612
Convertible debt accounting change	7,311	6,786	4,769
Gain on extinguishment of debt & sale of investment security	—	(3,242)	(8,474)

Adjusted income before taxes	50,649	47,301	43,907
Adjusted provision for income taxes	14,688	14,427	14,270

Adjusted net income	$35,961	$32,874	$29,637

Adjusted diluted EPS	$1.52	$1.40	$1.27

Number of shares (thousands)	24,000	24,100	24,400

We completed five acquisitions in 2007 and two in the first two months of 2008. These acquisitions were enabled by our cash position and the financing we put in place during 2007. During 2009, we generated $71.8 million of cash flow from operations compared to $57.1 million and $43.0 million in 2008 and 2007, respectively. This improvement is a direct result of the strategic initiatives discussed in “Cost Savings and Consolidation Efforts,” which were designed to improve operational efficiency.
As of January 1, 2010, we had $37.9 million in cash and cash equivalents and $289.4 million of debt including $30.5 million that comes due in June 2010. The remaining debt matures in 2012 and 2013.
CEO Message
I am proud of our strategic accomplishments in 2009. This year provided additional evidence of our execution and progress towards achieving both our short-term operational goals and long-term strategic objectives. With that said, I was not satisfied with the level of revenue we achieved in 2009. Despite the turbulent global economy and uncertain healthcare environment, the markets we operate in provide us opportunities. We have taken and will continue to take measures and actions that enable us to capitalize on those opportunities.
Improving operating performance is a critical part of our long-term plan to drive shareholder value. During 2009, we completed a number of strategic initiatives designed to improve operational efficiency, including the consolidation of five facilities, the completion of four ERP system and back office integrations, and the streamlining of our Orthopaedic operations to improve on-time delivery and lead-time. Additionally, during 2009, we took steps and made difficult cost cutting decisions to help offset the impact of lower revenue levels and higher R&D investment on our profitability. The benefit of these initiatives can be seen in our financial results, which included the achievement of our 12% adjusted operating margin goal for 2009, 26% growth in cash flow from operations to $72 million as well as the expansion of our gross margin to 31.9%. I consider these significant accomplishments given the difficult operating environment. We will continue to institute our operating discipline to improve performance, and are making strategic investments to drive both new product developments as well as greater operational efficiency. We are certain that our dedication to improving the business and closely following our strategic priorities has placed us in a strong position to benefit as the broader economy and healthcare industry improves and to experience continued success in 2010 and beyond.
Product Development
Currently, we are developing a series of new products for customer applications in the CRM, Neuromodulation, Vascular Access, Orthopaedic and Electrochem markets. Some of the key development initiatives include:
1.	To continue to develop complete systems solutions for our OEM customers in the markets we operate in;

2.	To continue the evolution of our Q series high rate ICD batteries;

3.	To continue development of MRI compatible leadwires and other neuromodulation products;

4.	To continue development of higher energy/higher density capacitors;

5.	To integrate Biomimetic coating technology with therapy delivery devices;

6.	To complete the design of next generation steerable catheters and introducers;

7.	To further develop minimally invasive surgical techniques for the orthopaedics industry;

8.	To develop disposable instrumentation for the orthopaedics industry;

9.	To provide wireless sensing solutions to Electrochem customers; and

10.	To develop a charging platform for Electrochem’s secondary offering.

Approximately $2.3 million of the BIOMEC purchase price in April 2007 was allocated to the estimated fair value of acquired IPR&D projects that had not yet reached technological feasibility and had no alternative future use, thus were immediately expensed on the date of acquisition. The value assigned to IPR&D related to projects that incorporate BIOMEC’s novel-polymer coating (biomimetic) technology that mimics the surface of endothelial cells of blood vessels. An agreement was reached in 2008 with an OEM partner to provide coating material and services for their catheter products. The 510(k) application was approved by the Food and Drug Administration (“FDA”) and sales began in 2009, which did not materially impact our results of operations. There have been no significant changes from our original estimates with regard to these projects.
Approximately $13.8 million of the Enpath purchase price in June 2007 was allocated to the estimated fair value of acquired IPR&D projects that had not yet reached technological feasibility and had no alternative future use, thus were immediately expensed on the date of acquisition. These projects primarily represent the next generation of introducer and catheter products already being sold, which incorporate new enhancements and customer modifications. One introducer project was launched near the end of 2008. We expect to commercially launch the other introducer products under development in 2010, which will replace existing products. These introducer projects acquired have been delayed due to the timing of customer adoption and resolution of technical difficulties on some of the projects. Additionally, future sales from our ViaSealTM introducer project are uncertain due to litigation (See Note 11 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements contained in Item 8 of this report). The catheter IPR&D project, to which a portion of the Enpath purchase price was allocated, has been put on hold indefinitely in order to allocate resources to other projects. The lost revenue from the delays in these introducer and catheter projects are expected to be partially offset with revenue from other projects initiated after the acquisition of Enpath.
Approximately $2.2 million of the Precimed purchase price was allocated to the estimated fair value of acquired IPR&D projects that had not yet reached technological feasibility and had no alternative future use, thus were immediately expensed on the date of acquisition. The value assigned to IPR&D related to Reamer, Instrument Kit, Locking Plate and Cutting Guide projects. These projects primarily represent the next generation of products already being sold, which incorporate new enhancements and customer modifications. We commercially launched two of these products in 2008, one in 2009 and another is expected in 2010. Two of the other orthopaedic projects acquired have been delayed and three have been cancelled due to the timing of customer adoption, technical difficulties and the inability of the projects to meet margin feasibility assessments. These changes are not expected to have a material impact on operating income as these projects were expected to have lower operating margins.
Our Critical Accounting Estimates
The preparation of our consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements. Management considers an accounting estimate to be critical if 1) It requires assumptions to be made that were uncertain at the time the estimate was made; and 2) Changes in the estimate or different estimates that could have been selected could have a material impact on our consolidated results of operations, financial position or cash flows. Our most critical accounting estimates are described below. We also have other policies that we consider key accounting policies, such as our policies for revenue recognition; however, these policies do not meet the definition of critical accounting estimates, because they do not generally require us to make estimates or judgments that are difficult or subjective.

Balance Sheet Caption /		Effect of
Nature of Critical		Variations of Key
Estimate Item	Assumptions / Approach Used	Assumptions Used
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

Definite-lived intangible assets are amortized over their estimated useful lives and are assessed for impairment if certain indicators are present.
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

We perform an annual review on the last day of each fiscal year, or more frequently if indicators of potential impairment exist, to determine if the recorded goodwill and other indefinite lived intangible assets are impaired. We assess goodwill for impairment by comparing the fair value of our reporting units to their carrying value to determine if there is potential impairment. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the goodwill within the reporting unit is less than its carrying value. Fair values for reporting units are determined based in-part on the income approach, and where appropriate, the market approach or appraised values are also considered. Definite-lived intangible assets such as purchased technology, patents and customer lists are reviewed at least quarterly to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in their remaining useful life. Indefinite lived intangible assets such as trademarks and tradenames are evaluated for impairment by using the income approach.	The use of alternative valuation assumptions, including estimated cash flows and discount rates, and alternative estimated useful life assumptions could result in different purchase price allocations. In arriving at the value of the IPR&D, we additionally consider among other factors: the in-process projects stage of completion; commercial feasibility of the project; the complexity of the work completed as of the acquisition date; the projected costs to complete; the expected introduction date and the estimated useful life of the technology. Significant changes in these estimates and assumptions could impact the value of the assets and liabilities recorded which would change the amount and timing of future intangible asset amortization expense.

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

Estimation of the useful lives of definite-lived intangible assets are based upon the estimated cash flows of the respective intangible asset and requires significant management judgment. Events could occur that would materially affect our estimates of the useful lives. Significant changes in these estimates and assumptions could change the amount of future amortization expense or could create future impairments of these definite-lived intangible assets.

A 1% change in the amortization of our intangible assets would increase/decrease 2009 net income by approximately $0.07 million, or approximately $0.003 per diluted share. As of January 1, 2010, we have $406.3 million of intangible assets recorded on our balance sheet representing 49% of total assets. This includes $82.1 million of amortizing intangible assets, $20.3 million of indefinite lived intangible assets and $303.9 million of goodwill.

Balance Sheet Caption /		Effect of
Nature of Critical		Variations of Key
Estimate Item	Assumptions / Approach Used	Assumptions Used
Stock-based compensation

We record compensation costs related to our stock-based awards which include stock options, restricted stock and restricted stock units. We measure stock-based compensation cost at the grant date based on the fair value of the award.

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
We utilize the Black-Scholes Options Pricing Model to determine the fair value of stock options. We are required to make certain assumptions with respect to selected Black Scholes model inputs, including expected volatility, expected life, expected dividend yield and the risk-free interest rate. Expected volatility is based on the historical volatility of our stock over the most recent period commensurate with the estimated expected life of the stock options. The expected life of stock options granted, which represents the period of time that the stock options are expected to be outstanding, is based, primarily, on historical data. The expected dividend yield is based on our history and expectation of dividend payouts. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period commensurate with the estimated expected life.

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

There is a high degree of subjectivity involved in selecting assumptions to be utilized to determine fair value and forfeiture assumptions. If factors change and result in different assumptions in future periods, the expense that we record for future grants may differ significantly from what we have recorded in the current period. Additionally, changes in performance of the Company or individuals who have been granted performance-based awards that affect the likelihood that performance based targets are achieved could materially impact the amount of stock-based compensation expense recognized.

A 1% change in our stock based compensation expense would increase/decrease 2009 net income by approximately $0.03 million, or approximately $0.001 per diluted share.

Balance Sheet Caption /		Effect of
Nature of Critical		Variations of Key
Estimate Item	Assumptions / Approach Used	Assumptions Used
Inventories Inventories are stated at the lower of cost, determined using the first-in, first-out method, or market.	Inventory costing requires complex calculations that include assumptions for overhead absorption, scrap, sample calculations, manufacturing yield estimates and the determination of which costs may be capitalized. The valuation of inventory requires us to estimate obsolete or excess inventory as well as inventory that is not of saleable quality.	Variations in methods or assumptions could have a material impact on our results. If our demand forecast for specific products is greater than actual demand and we fail to reduce manufacturing output accordingly, we could be required to record additional inventory write-downs or expense a greater amount of overhead costs, which would have a negative impact on our net income. A 1% write-down of our inventory would decrease 2009 net income by approximately $0.7 million, or approximately $0.03 per diluted share. As of January 1, 2010 we have $106.6 million of inventory recorded on our balance sheet representing 13% of total assets.

Tangible long-lived assets

Property, plant and equipment and other tangible long-lived assets are carried at cost. The cost of property, plant and equipment is charged to depreciation expense over the estimated life of the operating assets primarily using straight-line rates. Tangible long-lived assets are subject to impairment assessment.
We assess the impairment of tangible long-lived assets when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Factors that we consider in deciding when to perform an impairment review include: a significant decrease in the market price of the asset or asset group; a significant adverse change in the extent or manner in which a long-lived asset or asset group is being used or in its physical condition; an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction; a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group; or a current expectation that, more likely than not, a long-lived asset or asset group will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. Recoverability potential is measured by comparing the carrying amount of the asset group to the related total future undiscounted cash flows. The projected cash flows for each asset group considers multiple factors, including current revenue from existing customers, proceeds from the sale of the asset group, reasonable contract renewal assumptions from the perspective of a marketplace participant, and expected profit margins giving consideration to historical and expected margins. If an asset group’s carrying value is not recoverable through related cash flows, the asset group is considered to be impaired. Impairment is measured by comparing the asset group’s carrying amount to its fair value. When it is determined that useful lives of assets are shorter than originally estimated, and there are sufficient cash flows to support the carrying value of the assets, we accelerate the rate of depreciation in order to fully depreciate the assets over their shorter useful lives.	Estimation of the useful lives of tangible assets that are long-lived requires significant management judgment. Events could occur, including changes in cash flow that would materially affect our estimates and assumptions related to depreciation. Unforeseen changes in operations or technology could substantially alter the assumptions regarding the ability to realize the return of our investment in long-lived assets. Also, as we make manufacturing process conversions and other facility consolidation decisions, we must make subjective judgments regarding the remaining useful lives of our assets, primarily manufacturing equipment and buildings. Significant changes in these estimates and assumptions could change the amount of future depreciation expense or could create future impairments of these long-lived assets.

A 1% write-down in our tangible long-lived assets would decrease 2009 net income by approximately $1.1 million, or approximately $0.05 per diluted share. As of January 1, 2010 we have $171.1 million of tangible long-lived assets recorded on our balance sheet representing 21% of total assets.

Balance Sheet Caption /		Effect of
Nature of Critical		Variations of Key
Estimate Item	Assumptions / Approach Used	Assumptions Used
Provision for income taxes

In accordance with the liability method of accounting for income taxes, the provision for income taxes is the sum of income taxes both currently payable and deferred. The changes in deferred tax assets and liabilities are determined based upon the changes in differences between the bases of assets and liabilities for financial reporting purposes and the tax bases of assets and liabilities as measured by the enacted tax rates that management estimates will be in effect when the differences reverse.
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

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We establish reserves for uncertain tax positions when we believe that certain tax positions do not meet the more likely than not threshold. We adjust these reserves in light of changing facts and circumstances, such as the outcome of a tax audit or the lapse of the statute of limitations. The provision for income taxes includes the impact of reserve provisions and changes to the reserves that are considered appropriate.	Changes could occur that would materially affect our estimates and assumptions regarding deferred taxes. Changes in current tax laws and tax rates could affect the valuation of deferred tax assets and liabilities, thereby changing the income tax provision. Also, significant declines in taxable income could materially impact the realizable value of deferred tax assets. At January 1, 2010, we had $36.0 million of deferred tax assets on our balance sheet and a valuation allowance of $5.7 million has been established for certain deferred tax assets as it is more likely than not that they will not be realized .

A 1% change in the effective tax rate would impact the current year benefit by $0.2 million, and 2009 diluted loss per share by $0.01 per diluted share.
Cost Savings and Consolidation Efforts
From 2005 to 2008, we recorded charges in other operating expenses, net related to our ongoing cost savings and consolidation efforts. Additional information is set forth in Note 9 — “Other Operating Expenses, Net” of the Notes to Consolidated Financial Statements contained in Item 8 of this report.
2005 & 2006 facility shutdowns and consolidations — Beginning in the first quarter of 2005 and ending in the third quarter of 2008 we consolidated six facilities into existing facilities with excess capacity. The purpose of these consolidation projects was to streamline operations in order to improve operating margins.
The total cost of these initiatives was $24.7 million, which was incurred from 2005 to 2008, and consisted of the following:
•	Severance and retention — $7.4 million;

•	Production inefficiencies, moving and revalidation — $4.6 million;

•	Accelerated depreciation and asset write-offs — $1.1 million;

•	Personnel — $8.4 million; and

•	Other — $3.2 million.

All categories of costs were considered to be cash expenditures, except accelerated depreciation and asset write-offs. Approximately $23.6 million of these expenses for the facility shutdowns and consolidations were included in our Greatbatch Medical business segment, $0.1 million in our Electrochem segment and $1.0 million was recorded in unallocated operating expenses. No costs related to these projects were incurred during 2009 as consolidations were complete and all payments have been made.
2007 & 2008 facility shutdowns and consolidations — Beginning in the first quarter of 2007 and ending in the fourth quarter of 2009, we consolidated six facilities into newly constructed facilities or existing facilities with excess capacity. The purpose of these consolidation projects was to streamline operations in order to improve operating margins.
The total cost incurred for these initiatives was $16.0 million and included the following:
•	Severance and retention — $4.5 million;

•	Production inefficiencies, moving and revalidation — $5.0 million;

•	Accelerated depreciation and asset write-offs — $4.2 million;

•	Personnel — $0.6 million; and

•	Other — $1.7 million.
All categories of costs are considered to be cash expenditures, except accelerated depreciation and asset write-offs. For 2009, costs relating to these initiatives of $1.6 million and $5.5 million were included in the Greatbatch Medical and Electrochem business segments, respectively. Costs incurred during 2008 of $0.3 million, $4.7 million and $3.3 million were included in unallocated Corporate expenses, Greatbatch Medical and Electrochem business segments, respectively. The $0.5 million of costs incurred in 2007 were included in our Electrochem segment. The annual anticipated cost savings from these initiatives is estimated to be approximately $5 million to $6 million and will not be fully realized until 2010.
In 2010, we announced the opening of our orthopaedic design center located in Warsaw, IN. The new facility will be equipped with the latest rapid prototyping equipment and is being leased. Additionally, further investment is planned over the next three years to drive improvements and growth in all orthopaedic locations.
Our Financial Results
We utilize a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31st. Fiscal years 2009, 2008 and 2007 ended on January 1, 2010, January 2, 2009 and December 28, 2007, respectively. Fiscal year 2008 contained fifty-three weeks while fiscal years 2009 and 2007 contained fifty-two weeks.
Beginning in 2009, we adopted a change in accounting which required issuers of convertible debt that may be settled in cash upon conversion, such as our CSN II (See Note 6 “Debt” of the Notes to Consolidated Financial Statements contained in Item 8 of this report), to recognize interest expense on those instruments at their nonconvertible debt borrowing rate. As required, the 2008 and 2007 Consolidated Financial Statements presented in this report have been retroactively adjusted to reflect the adoption of this change in accounting (See Note 1 “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements contained in Item 8 of this report).

Results of Operations Table

	Year ended			2009-2008		2008-2007
	Jan. 1,	Jan. 2,	Dec. 28,	$	%	$	%
Dollars in thousands, except per share data	2010	2009 (1)	2007 (1)	Change	Change	Change	Change
Greatbatch Medical
CRM/Neuromodulation	$305,354	$286,251	$253,676	$19,103	7%	$32,575	13%
Vascular Access	35,816	39,443	16,146	(3,627)	-9%	23,297	144%
Orthopaedic	113,897	142,446	—	(28,549)	-20%	142,446	NA

Total Greatbatch Medical	455,067	468,140	269,822	(13,073)	-3%	198,318	73%
Electrochem	66,754	78,504	48,924	(11,750)	-15%	29,580	60%

Total sales	521,821	546,644	318,746	(24,823)	-5%	227,898	71%
Cost of sales	355,402	390,855	202,721	(35,453)	-9%	188,134	93%

Gross profit	166,419	155,789	116,025	10,630	7%	39,764	34%
Gross profit as a % of sales	31.9%	28.5%	36.4%		3.4%		-7.9%

Selling, general, and administrative expenses	70,294	72,633	44,674	(2,339)	-3%	27,959	63%
SG&A as a % of sales	13.5%	13.3%	14.0%		0.2%		-0.7%

Research, development and engineering costs, net	33,562	31,444	29,914	2,118	7%	1,530	5%
RD&E as a % of sales	6.4%	5.8%	9.4%		0.6%		-3.6%

Other operating expenses, net	61,515	16,818	21,417	44,697	266%	(4,599)	-21%

Operating income	1,048	34,894	20,020	(33,846)	-97%	14,874	74%
Operating margin	0.2%	6.4%	6.3%		-6.2%		0.1%

Interest expense	20,071	19,954	12,072	117	1%	7,882	65%
Interest income	(324)	(711)	(7,050)	387	-54%	6,339	-90%
Gain on sale of investment security	—	—	(4,001)	—	NA	4,001	NA
Gain on extinguishment of debt	—	(3,242)	(4,473)	3,242	-100%	1,231	-28%
Other income, net	(522)	(1,624)	(447)	1,102	-68%	(1,177)	263%
Provision (benefit) for income taxes	(9,176)	6,369	11,969	(15,545)	-244%	(5,600)	-47%
Effective tax rate	50.5%	31.0%	50.0%		19.5%		-19.0%

Net income (loss)	$(9,001)	$14,148	$11,950	$(23,149)	-164%	$2,198	18%

Net margin	-1.7%	2.6%	3.7%		-4.3%		-1.1%

Diluted earnings (loss) per share	$(0.39)	$0.62	$0.53	$(1.01)	-163%	$0.09	17%

(1)	Retroactively adjusted — See Note 1 “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

Fiscal 2009 Compared with Fiscal 2008
Sales
Changes to sales by major product lines were as follows (in thousands):

	Year Ended
	January 1,	January 2,	$	%
Product Lines	2010	2009	Change	Change
Greatbatch Medical
CRM/Neuromodulation	$305,354	$286,251	$19,103	7%
Vascular Access	35,816	39,443	(3,627)	-9%
Orthopaedic	113,897	142,446	(28,549)	-20%

Total Greatbatch Medical	455,067	468,140	(13,073)	-3%
Electrochem	66,754	78,504	(11,750)	-15%

Total Sales	$521,821	$546,644	$(24,823)	-5%

For 2009, revenue totaled $521.8 million compared to $546.6 million in 2008. 2008 results include the benefit of an additional week of operations due to the Company’s fiscal year ending on the closest Friday to December 31. This additional week added approximately $10 million to 2008 sales. Excluding this additional week of operations, 2009 annual revenue was 3% below the 2008 period as CRM/Neuromodulation revenue growth was offset by decreases in our other product lines, which were impacted by the uncertain health care and economic environment.
Greatbatch Medical — Our 2009 revenue from our Greatbatch Medical business decreased $13.1 million or 3% from 2008. Excluding the additional week of sales, this decline was 1% as 9% CRM/Neuromodulation revenue growth was offset by decreases in the Vascular Access and Orthopaedic product lines, which were impacted by the uncertain health care environment.
For the year, CRM and Neuromodulation revenue increased 7%, driven by higher filtered feedthrough, coated component and assembly revenue offset by lower battery and capacitor revenue. CRM revenue is significantly impacted each quarter due to the timing of various customer product launches, shifts in customer market share, customer inventory management initiatives as well as marketplace field actions. During the first half of 2009, CRM revenue benefited from the timing of various customer product launches and, as expected, began to return to more normalized growth levels for the second half of 2009. Additionally, battery and capacitor sales for 2009 were impacted by customer inventory adjustments and are expected to return to more normalized levels in 2010.
For the year, Vascular Access revenue was $35.8 million versus $39.4 million in 2008. These decreases were primarily due to lower introducer sales as a result of customer inventory stocking that took place during the first quarter of 2009 in connection with our on-going introducer litigation (See Note 11 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements contained in Item 8 of this report). Sales were also lower in comparison to the prior year due to the one less week of operations. We remain optimistic about the potential of this product line as we continue to work with customers on developing systems level products. However, many of the projects that we are currently working on will not generate revenue until the second half of 2010.
Our Orthopaedic product line revenues were $113.9 million for 2009, a decrease of 20% from the $142.4 million in 2008. This decrease was primarily due to reduced spending on elective procedures and an increased emphasis on inventory management programs from our customers as a result of the uncertain economic and regulatory environment. Additionally, Orthopaedic sales declined approximately $5 million as 2008 revenue included the favorable impact of the release of acquired backlog, favorable currency exchange rates and the additional week of sales in the fourth quarter offset by the fact that we had our orthopaedic product line for the full year in 2009 versus a partial year in 2008. During this industry downturn, we continue to streamline and invest in our orthopaedic operations, which we believe present significant opportunities. We anticipate that these challenging market conditions will persist through the first half of 2010.

Electrochem — 2009 sales for the Electrochem business segment were $66.8 million, compared to $78.5 million in 2008. The decrease from the prior year primarily related to the slowdown in the Energy and Portable Medical markets, which caused customers to reduce inventory levels and push back projects. These conditions began to ease in the fourth quarter of 2009 but still remain a challenge and are expected to continue into the first half of 2010. We continue to actively manage our business so that we will be better prepared to meet the needs of our customers once the markets recover.
2010 Sales Outlook — 2010 annual revenue product line growth rates are expected to be as follows:
•	CRM & Neuromodulation: 2% to 5%
•	Vascular Access: 3% to 7%
•	Orthopaedic: 3% to 7%
•	Electrochem: 0% to 5%
These growth projections may be impacted by a variety of factors including a continued softening in the orthopaedic and commercial energy markets, continued delays in elective surgeries, changes in pricing or exchange rates and changes in health care reimbursement policies. See “Cautionary Factors That May Affect Future Results” section contained in Item 1 of this report.
Gross Profit
Changes to gross profit as a percentage of sales were primarily due to the following:

2009-2008
% Increase
Inventory step-up amortization (a)	1.2%
Manufacturing efficiencies (b)	1.8%
Selling price (c)	-1.1%
Mix change (d)	1.1%
Foreign currency (e)	0.5%
Performance-based compensation (f)	0.5%
Other	-0.6%

Total percentage point change to gross profit as a percentage of sales	3.4%

a.	In connection with our acquisitions in 2008 and 2007, the value of inventory on hand was stepped-up to reflect the fair value at the time of acquisition. The amortization of inventory step-up, which is recorded in Cost of Sales, was $6.4 million for 2008. There was no inventory step-up amortization recorded in 2009.

b.	Our gross profit percentage benefited from manufacturing efficiencies realized due to an increase in CRM and Neuromodulation revenue, as well as the consolidation of our Columbia, MD facility into our Tijuana facility in June 2008 and our Blaine, MN facility into our Plymouth, MN facility in April 2009 (See “Cost Savings and Consolidation Efforts” section of this Item). The additional output absorbs a higher amount of lower fixed costs such as plant overhead and depreciation.

c.	Our gross profit percentage was negatively impacted in 2009 due to contractual volume price reductions and price concessions made to our larger OEM customers on certain product lines. We expect this pricing pressure to continue in the future.

d.	Our gross profit percentage benefited from an increase in sales of CRM and Neuromodulation products as a percentage of total sales during 2009, which typically are higher margin products.

e.	During 2009, the value of the U.S. dollar strengthened significantly in comparison to the Mexican Peso. This foreign currency exchange rate fluctuation resulted in a higher gross profit percentage at our Tijuana, Mexico facility, which has Peso denominated expenses but sales which are denominated in U.S. dollars.

f.	During 2009, we made difficult cost-cutting measures to help mitigate the impact of the lower revenue levels on operating income. This included adjusting 2009 related discretionary performance based compensation, which benefited Cost of Sales, by approximately $2.5 million versus 2008.
We expect our gross profit as a percentage of sales to increase over the next several years as a result of our consolidation and “Lean” initiatives. Additionally, over the long term, we expect new product introductions resulting from current research and development efforts to help drive gross margin expansion.
SG&A Expenses
Changes to SG&A expenses were primarily due to the following (in thousands):

2009-2008
$ Decrease
Legal costs (a)	$(3,027)
Performance-based compensation (b)	(2,907)
IT and Consulting (c)	1,658
Rebranding initiative (d)	722
Bad debt expense (e)	371
Other	844

Net decrease in SG&A	$(2,339)

a.	Amounts primarily represent lower fees incurred in connection with a patent infringement action which went to trial in 2008 (See Note 11 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements contained in Item 8 of this report), partially offset by higher legal costs incurred in connection with the development and patenting of new technologies in 2009.

b.	During 2009, we made difficult cost-cutting measures to help mitigate the impact of the lower revenue levels on operating income. This included adjusting 2009 related discretionary performance based compensation, which benefited SG&A, by approximately $2.9 million in comparison to 2008.

c.	Amounts relate to various corporate development initiatives as well as increased IT spending due to our investment in IT infrastructure to support future growth including moving all of our acquired facilities to one common ERP platform.

d.	During 2009, we launched a new branding initiative to unify our existing businesses under a common vision and consolidated our medical entities under a single brand — Greatbatch Medical. These increased costs primarily relate to consulting costs and the replacement of collateral material in connection with this new brand.

e.	Amounts primarily relate to increased losses incurred on uncollectible receivables from Electrochem and Orthopaedic customers given the economic slowdown in their related markets. The Company does not expect future write-offs to materially impact our results of operations or financial condition.
We expect to maintain SG&A expenses at the current levels as normal inflationary cost increases and investment in sales and marketing are offset by cost cutting and consolidation initiatives.

RD&E Expenses
Net research, development and engineering costs were as follows (in thousands):

	Year ended
	January 1,	January 2,
	2010	2009

Research and development costs	$17,707	$18,750

Engineering costs	26,438	22,447
Less cost reimbursements	(10,583)	(9,753)

Engineering costs, net	15,855	12,694

Total RD&E	$33,562	$31,444

Net research, development and engineering costs for 2009, as expected, were higher versus 2008 due to the strategic decision in 2009 to further invest resources in the development of new technologies in order to provide solutions for our customers and ultimately drive long-term growth. Reimbursement on product development projects is dependent upon the timing of the achievement of milestones and are netted against gross spending. In 2009, cost reimbursements also decreased as a percentage of total engineering costs in comparison to 2008 due to the expiration of grants acquired from BIOMEC, which are not expected to be replaced.
We expect net RD&E costs to continue to increase in 2010 as we further invest resources in the development of new technologies, including the development of systems solutions for our customers, and lower cost reimbursements. These systems projects (such as MRI compatibility and wireless sensing) are niche product solutions that are not a core product of our OEM customer, but which fit perfectly into our expertise and capabilities. This strategy also includes partnering with our OEM customers, including sharing technology and resources, in order to bring these solutions to market. The benefits to our OEM customers is that it will shorten their time to market for these niche products by accelerating the velocity of innovation, optimizing their supply chain and ultimately provide them with cost efficiencies. The revenue growth projections we provided in “2010 Sales Outlook” include the benefits of some of these system level projects, primarily in the Vascular market. However, we are anticipating that most of the revenue from these projects will not be realized until the 2011 to 2014 time frame.
Other Operating Expenses, Net
Electrochem litigation charge — On October 1, 2009, a Louisiana jury found in favor of a former Electrochem customer on their claims made in connection with a failed business transaction dating back to 1997. The jury awarded damages, including interest, of approximately $33 million. Our post-trial motion for a new trial was denied, and we have appealed the judgment to the Louisiana Court of Appeal. To date, the cost of defense in this litigation has been paid by our insurance carrier. As a result of the jury verdict, the insurer has filed a declaratory judgment suit alleging that there is no coverage for the jury verdict, and that it has no further obligation to defend. Additionally, the insurer is seeking reimbursement of $1.3 million in defense costs expended prior to the jury verdict. Based upon our best estimate of loss given the range of possible outcomes at this time, we recorded a $34.5 million charge related to this litigation in 2009 (See Note 11 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements contained in Item 8 of this report). This accrual does not include the interest that will accrue on the award during the appeal process at the Louisiana statutory rate and was included in our Electrochem segment.

Intangible asset write-down — As a result of the successful rebranding of our IMC segment to Greatbatch Medical, during the fourth quarter of 2009, we wrote-down our non-Greatbatch trademarks and tradenames by $15.9 million, which is included in the results for our Greatbatch Medical segment. This charge was recorded based upon Management’s decision to discontinue use of the associated tradenames and its determination that there would be no market participants willing to purchase the previously acquired tradenames.
We do not believe that the remaining Greatbatch tradename is at risk of being impaired in the future. Additionally, based upon our annual impairment analysis for goodwill, we do not believe that the goodwill that is allocated to our Greatbatch Medical or Electrochem segments is at risk of failing step one of our annual impairment test unless operating conditions for those segments significantly deteriorates from current levels or we change our reporting structure. The assumptions used in our annual impairment tests incorporate the growth rates disclosed in “2010 Sales Outlook” of this section.
Acquired In-Process Research and Development — Approximately $2.2 million of the purchase price related to our 2008 acquisitions was allocated to IPR&D projects acquired. These projects had not yet reached technological feasibility and had no alternative future use as of the acquisition date, thus were immediately expensed on the date of acquisition.
The remaining other operating expenses, net were as follows (in thousands):

	Year ended
	January 1,	January 2,
	2010	2009
(a) 2005 & 2006 facility shutdowns and consolidations	$—	$663
(a) 2007 & 2008 facility shutdowns and consolidations	7,069	8,347
(b) Integration costs	3,077	5,369
(c) Asset dispositions and other	948	199

	$11,094	$14,578

a.	See “Cost Savings and Consolidation Efforts” section of this Item for disclosures related to these expenditures.

b.	For 2009 and 2008, we incurred costs related to the integration of the companies acquired in 2007 and 2008. The integration initiatives include the implementation of the Oracle ERP system, training and compliance programs as well as the implementation of lean manufacturing and six sigma initiatives. The expenses are primarily for consultants, relocation and travel costs that will not be required after the integrations are completed.

c.	During 2009 and 2008, we recorded write-downs in connection with various asset disposals, partially offset by insurance proceeds received. During 2009, we incurred approximately $0.6 million in severance charges in connection with various workforce reductions due to the lower revenue levels.
In 2010, consolidation and integration expenses are expected to be approximately $4 million to $6 million.
Interest Expense and Interest Income
Interest expense, which includes the impact of the adoption of the new accounting for convertible debt in both the 2009 and 2008 periods, and interest income for 2009 were consistent with the same periods of 2008. Going forward, we expect interest expense to remain at current levels as the benefit of paying down our long-term debt with excess cash flow from operations is expected to be offset by increased borrowing costs in connection with the Electrochem Litigation (See Note 11 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements contained in Item 8 of this report), which required bonding in order to appeal.

Gain on extinguishment of debt
In December 2008, we entered into privately negotiated agreements under which we repurchased $21.8 million in aggregate principal amount of our original $170.0 million of 2.25% convertible subordinated notes due 2013 (“CSN I”) at $845.38 per $1,000 of principal. The primary purpose of this transaction was to retire the debentures, which contained a put option exercisable on June 15, 2010, at a discount. This transaction was funded with availability under our existing line of credit. This transaction was accounted for as an extinguishment of debt and resulted in a pre-tax gain of $3.2 million.
Other income, net
Gain on foreign currency contracts — In December 2007 and January 2008, we entered into three forward currency contracts to purchase Swiss Francs and Euros in order to partially fund our acquisition of Precimed, which was payable in Swiss Francs, and the Chaumont Facility, which was payable in Euros. The net result of the above transactions was a gain of $2.4 million, $1.6 million of which was recorded in the first quarter of 2008 as Other Income, Net.
The remainder of other income, net primarily includes the impact of foreign currency exchange rate fluctuations on our transactions denominated in foreign currencies. We generally do not expect foreign currency exchange rate fluctuations to have a material impact on our net income.
Provision for Income Taxes
The effective tax rate (benefit) for 2009 was (50.5%) compared to 31.0% for 2008. The 2009 effective tax rate (benefit) includes the favorable impact of the resolution of tax audits and the lapse of statutes of limitation on certain tax items. Additionally, the 2009 and 2008 effective tax rate (benefit) includes the benefit of the Federal research and development tax credit. See Note 10 “Income Taxes” of the Notes to Consolidated Financial Statements contained at Item 8 of this report for a reconciliation of the U.S. statutory rate to our effective tax rate (benefit). For 2010, we currently expect our effective tax rate to approximate the 35% statutory rate due to the expiration of the research and development tax credit at the end of 2009.
In February 2010, President Obama’s administration announced various proposals to modify certain aspects of the rules governing the U.S. taxation of certain non-U.S. subsidiaries. Many details of the proposals remain unknown and any legislation enacting such modifications would require Congressional approval; however, changes to these rules could significantly impact our effective tax rate.

Fiscal 2008 Compared with Fiscal 2007
Sales
Changes to sales by major product lines were as follows (in thousands):

	Year Ended
	January 2,	December 28,	$	%
Product Lines	2009	2007	Change	Change
Greatbatch Medical
CRM/Neuromodulation	$286,251	$253,676	$32,575	13%
Vascular Access	39,443	16,146	23,297	144%
Orthopaedic	142,446	—	142,446	NA

Total Greatbatch Medical	468,140	269,822	198,318	73%
Electrochem	78,504	48,924	29,580	60%

Total Sales	$546,644	$318,746	$227,898	71%

Sales were $546.6 million in 2008, an increase of 71% compared to 2007. This growth was achieved through acquisitions and organic growth of 7%. Our acquisitions contributed $208.2 million incremental revenue in 2008. Revenue for 2008 also included approximately $10 million of additional sales as a result of 2008 being a 53 week fiscal year versus 2007 which had 52 weeks.
Greatbatch Medical — Our 2008 revenue from our Greatbatch Medical segment increased $198.3 million or 73% over 2007. Our acquisitions in 2007 and 2008 contributed $183.2 million to this increase. Included in our Greatbatch Medical segment is our CRM/Neuromodulation product line which saw year over year growth of $32.6 million, $17.5 million of which was attributable to our acquisitions in 2007. 2008 revenue from our Greatbatch Medical segment also includes sales from our Vascular Access and Orthopaedic product lines which increased $23.3 million and $142.4 million, respectively over the prior year and were acquired near the end of 2007 and beginning of 2008. The additional week of sales added approximately $9 million to our Greatbatch Medical revenue in 2008. Additionally, Vascular Access revenue benefited from the timing of customer inventory stocking for introducers in the fourth quarter of 2008. Orthopaedic sales during the first three quarters of 2008 benefited from the release of excess backlog that was on hand at the time of the Precimed acquisitions of approximately $6 million, which was fulfilled in 2008.
The $15.1 million of non-acquisition related increase in CRM/Neuromodulation revenue in 2008 was primarily due to higher feedthrough, and assembly revenue partially offset by lower ICD battery, coated components and ICD capacitor sales. The increase in feedthrough revenue can be attributed to market growth as well as the timing of customer product launches. The increase in assembly sales reflected an increase in price during 2008 due to contractual agreements related to material price increases. The decrease in ICD battery revenue is primarily due to customer vertical integration partially offset by increased adoption of our Q Series high rate ICD batteries. The decline in coated component sales is primarily the result of a customer changing product mix near the end of 2007 due to marketplace field actions. Revenues in 2007 included an increased level of capacitor sales due to a customer supply issue in the first half of 2007.
Electrochem — Electrochem sales grew $29.6 million or 60% in 2008 to $78.5 million. This included $25.0 million of incremental revenue from our acquisitions in 2007. On an organic basis Electrochem revenue increased 11%, which includes approximately $1 million of additional revenue as a result of 2008 being a 53 week fiscal year versus 2007 which had 52 weeks. The core growth in Electrochem sales primarily came from our energy markets as drilling activity was strong in 2008.

Gross Profit
Changes to gross profit as a percentage of sales were primarily due to the following:

2008-2007
% Decrease
Impact of 2008 and 2007 acquisitions (a)	-8.5%
Inventory step-up amortization (b)	-1.5%
Mix change (c)	-1.2%
Volume change (d)	1.0%
Price change (e)	0.8%
Impact of annualized consolidation savings (f)	1.5%

Total percentage point change to gross profit as a percentage of sales	-7.9%

(a)	We completed seven acquisitions from the second quarter of 2007 to the first quarter of 2008. The acquired companies are currently operating with a lower gross profit percentage than our legacy businesses due to less efficient operations and products/contracts that generally carry lower margins. We are currently in the process of applying our lean manufacturing processes to their operations and implementing plans for plant consolidation in order to improve gross profit as percentage of sales (See “Cost Savings and Consolidation Efforts” section of this Item).

(b)	In connection with our acquisitions in 2008 and 2007, the value of inventory on hand was stepped-up to reflect the fair value at the time of acquisition. This stepped-up value is amortized to Cost of Sales as the inventory to which the adjustment relates is sold. The inventory step-up amortization was $6.4 million and $1.7 million for 2008 and 2007, respectively. As of January 2, 2009, there was no remaining inventory step-up to be amortized.

(c)	The revenue increase in 2008, excluding acquisitions, included a higher mix of low-rate medical batteries and assembly sales, which generally have lower margins. Additionally, revenue from coated components, ICD capacitors and high-rate medical batteries, which are generally higher margin products, were lower.

(d)	This increase is primarily due to higher feedthrough production which absorbed a higher amount of fixed costs such as plant overhead and depreciation. In addition, higher overhead efficiencies were driven by greater inventory build for moves and replenishment of safety stock.

(e)	This increase was primarily driven by contractual price increases for our high rate medical batteries and price increases contingent upon raw material costs.

(f)	This increase was a result of a reduction in excess capacity in connection with our facility consolidations completed in 2008 (See “Cost Savings and Consolidation Efforts” section of this Item).
SG&A Expenses
Changes to SG&A expenses were primarily due to the following (in thousands):

2008-2007
$ Increase
Headcount increases associated with acquisitions (a)	$18,854
Amortization (b)	2,839
Enpath legal expense (c)	4,018
Other (d)	2,248

Net increase in SG&A	$27,959

(a)	Personnel acquired in functional areas such as finance, human resources and information technology were the primary drivers of this increase. The remaining increase was for consulting, travel and other administrative expenses to operate those areas.

(b)	In connection with our acquisitions in 2008 and 2007, the value of customer relationships and non-compete agreements were recorded at fair value at the time of acquisition. These intangible assets are amortized to SG&A over their estimated useful lives.

(c)	Amount represents increased costs incurred in connection with a patent infringement action which went to trial in 2008 – See Note 11 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

(d)	Increase is primarily a result of 2008 being a 53 week fiscal year versus 2007 which had 52 weeks, including additional payroll taxes that resulted from fiscal year 2008 ending in 2009.
RD&E Expenses
Net research, development and engineering costs were as follows (in thousands):

	Year ended
	January 2,	December 28,
	2009	2007

Research and development costs	$18,750	$16,141

Engineering costs	22,447	18,929
Less cost reimbursements	(9,753)	(5,156)

Engineering costs, net	12,694	13,773

Total RD&E	$31,444	$29,914

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
Other Operating Expenses, Net
Acquired In-Process Research and Development — Approximately $2.2 million and $16.1 million of the purchase price related to the 2008 and 2007 acquisitions, respectively, was allocated to IPR&D projects acquired. These projects had not yet reached technological feasibility and had no alternative future use as of the acquisition date, thus were immediately expensed on the date of acquisition. Additional information regarding these projects is set forth in the “Product Development” section of this Item.
The remaining other operating expenses, net are as follows (in thousands):

	Year ended
	January 2,	December 28,
	2009	2007
(a) 2005 & 2006 facility shutdowns and consolidations	$663	$4,697
(a) 2007 & 2008 facility shutdowns and consolidations	8,347	531
(b) Integration costs	5,369	—
(c) Asset dispositions and other	199	96

	$14,578	$5,324

(a)	Refer to the “Cost Savings and Consolidation Efforts” section of this Item for additional disclosures related to these items.

(b)	For 2008, we incurred costs related to the integration of the companies acquired in 2007 and 2008. The integration initiatives include the implementation of the Oracle ERP system, training and compliance programs as well as the implementation of lean manufacturing and six sigma initiatives. The expenses are primarily for consultants, relocation and travel costs that will not be required after the integrations are completed.

(c)	During 2008 and 2007, we had various asset disposals which were partially offset by insurance proceeds received on previously disposed assets.
Interest Expense and Interest Income
Interest expense for 2008 is $7.9 million higher than 2007 primarily due to the additional $80 million of 2.25% convertible notes issued at the beginning of 2007 as well as the additional interest expense associated with line of credit draws used to fund our acquisitions and debt extinguishment in 2008.
Interest income for 2008 decreased by $6.3 million in comparison to the prior year primarily due to the cash deployed in connection with our acquisitions in 2007 and 2008.
Gain on sale of investment security
In the second quarter of 2007, we sold an investment security which resulted in a pre-tax gain of $4.0 million.
Gain on extinguishment of debt
In December 2008, we entered into privately negotiated agreements under which we repurchased $21.8 million in aggregate principal amount of our CSN I at $845.38 per $1,000 of principal. The primary purpose of this transaction was to retire the debentures, which contained a put option exercisable on June 15, 2010, at a discount. This transaction was funded with availability under our existing line of credit. This transaction was accounted for as an extinguishment of debt and resulted in a pre-tax gain of $3.2 million.
In the first quarter of 2007, we exchanged $117.8 million of our original $170.0 million of CSN I for an equivalent principal amount of a new series of 2.25% convertible subordinated notes due 2013 (“CSN II”). The primary purpose of this transaction was to eliminate the June 15, 2010 call and put option that is included in the terms of the exchanged CSN I. We accounted for this exchange as an extinguishment of debt, which resulted in a net pre-tax gain of $4.5 million.
Other (income) expense, net
In December 2007 and January 2008, we entered into three forward currency contracts to purchase Swiss Francs and Euros in order to partially fund our acquisition of Precimed, which was payable in Swiss Francs, and the Chaumont Facility, which was payable in Euros. The net result of the above transactions was a gain of $2.4 million, $1.6 million of which was recorded in the first quarter of 2008 as Other Income, Net.
Provision for Income Taxes
Our effective tax rate for fiscal year 2008 of 31.0% is lower than the U.S. statutory rate primarily as a result of the Swiss Tax Holiday tax benefit, offset in part by the IPR&D charge from the acquisition of Precimed, which was not deductible for income tax purposes. Our effective tax rate for fiscal year 2007 of 50.0% was higher than the U.S. statutory rate primarily as a result of the IPR&D charge from the acquisition of Enpath, which was not deductible for income tax purposes.

Liquidity and Capital Resources

	January 1,	January 2,
(Dollars in millions)	2010	2009

Cash and cash equivalents(a)	$37.9	$22.1
Working capital (b)	$119.9	$142.2
Current ratio (b)	1.9:1.0	2.5:1.0

(a)	Cash and cash equivalents increased over the prior year balances primarily due to cash flow from operations of $71.8 million partially offset by normal capital expenditures of $19.7 million and the repayment of long-term debt of $34 million during 2009.

(b)	Our working capital and current ratio decreased in comparison to prior year-end amounts primarily due to the reclassification of $30.5 million of long-term debt to Current Liabilities as the put/call date on that debt is now within one year and the $34.5 million accrual in connection with the Electrochem Litigation classified in Accrued Expenses (See Note 11 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements contained in Item 8 of this report). This increase in Current Liabilities was partially offset by the cash generated from operations during 2009. We expect to repay the current portion of long-term debt as well as any potential litigation awards or settlements with existing cash on hand or borrowings under our existing revolving line of credit.
Revolving Line of Credit — We have a senior credit facility (the “Credit Facility”) consisting of a $235 million revolving line of credit, which can be increased to $335 million upon our request and approval by a majority of the lenders. The Credit Facility also contains a $15 million letter of credit subfacility and a $15 million swingline subfacility. In connection with the Electrochem Litigation we were required to bond the amount of the judgment and statutory interest in order to appeal. We satisfied this requirement by posting a bond, which required collateralization. We received approval from the lenders supporting our Credit Facility to increase the letter of credit subfacility by $35 million for use only in connection with bonding the appeal of the Electrochem Litigation. The Credit Facility is secured by our non-realty assets including cash, accounts and notes receivable, and inventories, and has an expiration date of May 22, 2012 with a one-time option to extend to April 1, 2013 if no default has occurred.
The Credit Facility is supported by a consortium of six banks with no bank controlling more than 25% of the facility. As of January 1, 2010, each bank supporting the Credit Facility has an S&P credit rating of at least BBB- or better, which is considered investment grade.
Interest rates under the Credit Facility are, at our option, based upon the current prime rate or the LIBOR rate plus a margin that varies with our leverage ratio. If interest is paid based upon the prime rate, the applicable margin is between minus 1.25% and 0.00%. If interest is paid based upon the LIBOR rate, the applicable margin is between 1.00% and 2.00%. We are also required to pay a fee on our outstanding letter of credit equal to a margin between 1.00% and 2.00%, depending on our leverage ratio, plus 0.125%. We are also required to pay a commitment fee between 0.125% and 0.250% per annum on the unused portion of the Credit Facility based on our leverage ratio.
The weighted average interest rate on borrowings under our revolving line of credit as of January 1, 2010, which does not include the impact of the interest rate swaps, was 2.0% and resets based upon the six-month LIBOR rate. As of January 1, 2010, we had $114 million available under the Credit Facility. This amount may vary from period to period based upon our debt and EBITDA levels, which impacts the covenant calculations. The interest rate on the $23 million letter of credit outstanding as of January 1, 2010 was 1.125%.

The Credit Facility contains limitations on the incurrence of indebtedness, limitations on the incurrence of liens and licensing of intellectual property, limitations on investments and restrictions on certain payments. Except to the extent paid by the issuance of common stock of Greatbatch or paid out of cash on hand, the Credit Facility limits the amount paid for acquisitions in total to $100 million. The restrictions on payments, among other things, limit repurchases of our stock to $60 million and limits the ability of the Company to make cash payments upon conversion of CSN II. These limitations can be waived upon the Company’s request and approval of a simple majority of the lenders.
The Credit Facility requires us to maintain a ratio of adjusted EBITDA, as defined in the credit agreement, to interest expense of at least 3.00 to 1.00. For the twelve month period ending January 1, 2010, our ratio of adjusted EBITDA to interest expense, calculated in accordance with our credit agreement, was 9.11 to 1.00, well above the required limit. The Credit Facility also requires us to maintain a total leverage ratio, as defined in the credit agreement, of not greater than 4.50 to 1.00. As of January 1, 2010 our total leverage ratio, calculated in accordance with our credit agreement, was 3.55 to 1.00, well below the required limit. The calculation of adjusted EBITDA and leverage ratio exclude certain “extraordinary, unusual or non-recurring” expenses and non-cash charges such as facility shutdown and consolidation costs (subject to certain limits as defined in the agreement), as well as charges up to $35 million in connection with the Electrochem Litigation.
The Credit Facility contains customary events of default. Upon the occurrence and during the continuance of an event of default, a majority of the lenders may declare the outstanding advances and all other obligations under the Credit Facility immediately due and payable.
As of January 1, 2010, we had $114 million available under our revolving line of credit. Based upon our current capital needs, we anticipate utilizing free cash flow (cash flow from operations less capital expenditures) to make principal payments on our long-term debt.
Operating activities — Net cash flows from operating activities for 2009 were $71.8 million, and were generated from net income excluding non-cash items (i.e. depreciation, amortization, stock-based compensation, non-cash charges and non-cash gains/losses) and were partially offset by decreases in accounts payable and accrued expenses. Included in accounts receivable as of January 2, 2009 was an $11.6 million value added tax (“VAT”) receivable with the French government related to inventory purchases for the Chaumont Facility. During 2009, we received payment of this receivable. We anticipate that cash on hand along with cash flow from operations and availability under our revolving line of credit will be sufficient to meet our operating (including any potential legal settlements) needs.
Investing activities — Net cash used in investing activities for 2009 were $21.1 million and was primarily related to maintenance capital expenditures. Our current expectation is that capital spending will be in the range of $35 million to $45 million for 2010, of which approximately half is discretionary in nature. These purchases relate to routine investments to support our internal growth as well as additional investment in our orthopaedic business in order to further drive improvements and growth including the purchase of rapid prototyping equipment for our new orthopaedic design center opened in February 2010.
We anticipate that cash on hand along with cash flow from operations and availability under our revolving line of credit will be sufficient to fund these capital expenditures. We regularly engage in discussions relating to potential acquisitions. Going forward, we will continue to consider strategically targeted and opportunistic acquisitions.

Financing activities — Cash flow used for financing activities for 2009 primarily related to $34.0 million net repayment of long-term borrowings. We continually assess our financing facilities and capital structure to ensure liquidity and capital levels are sufficient to meet our strategic objectives. In the future, we may adjust our capital structure as funding opportunities present themselves.
As of January 1, 2010, we have outstanding $30.5 million of CSN I, which contain a put option exercisable on June 15, 2010 and is classified as a current liability. We expect to repay this current portion of long-term debt with cash on hand or availability under our existing revolving line of credit in June 2010.
Capital Structure — As of January 1, 2010, our capital structure consisted of $228.2 million of convertible subordinated notes, $98.0 million of debt under our revolving line of credit and 23.2 million shares of common stock outstanding. Additionally, we had $37.9 million in cash and cash equivalents, which is sufficient to meet our short-term operating cash needs. If necessary, we have access to $114 million under our available line of credit and are authorized to issue 100 million shares of common stock and 100 million shares of preferred stock. The market value of our outstanding common stock since our initial public offering has exceeded our book value; accordingly, we believe that if needed we can access public markets to raise additional capital. Our capital structure allows us to support our internal growth and provides liquidity for corporate development initiatives.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements within the meaning of Item 303(a)(4) of Regulation S-K.
Litigation
We are party to various legal actions arising in the normal course of business. A complete list of all material pending legal actions against the company are set forth at Note 11 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements contained at Item 8 of this report. Except for the items set forth in Note 11, we do not believe that the ultimate resolution of any pending legal actions will have a material adverse effect on our consolidated results of operations, financial position or cash flows. However, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact in the period in which the ruling occurs.
Contractual Obligations
The following table summarizes our significant contractual obligations at January 1, 2010:

	Payments due by period
		Less than 1			More than 5
CONTRACTUAL OBLIGATIONS	Total	year	1-3 years	3-5 years	years
Debt obligations (a)	$357,587	$45,265	$112,315	$200,007	$—
Operating lease obligations (b)	12,079	2,835	4,066	3,500	1,678
Purchase obligations (b)	20,795	20,289	506	—	—
Foreign currency contracts (b)	6,000	6,000	—	—	—
Pension obligations (c)	11,410	848	2,032	2,349	6,181

Total	$407,871	$75,237	$118,919	$205,856	$7,859

(a)	Includes the annual interest expense on our convertible debentures of 2.25%, which is paid semi-annually. These amounts assume the June 2010 put option is exercised on the $30.5 million of CSN I and the Company is required to pay the $6.2 million of deferred taxes related to these notes. Amounts also include the expected interest expense on the $98.0 million outstanding on our line of credit based upon the period end weighted average interest rate of 3.9%, which includes the impact of our interest rate swaps outstanding. See Note 6– “Debt” of the Notes to Consolidated Financial Statements in this report for additional information about our debt obligations.

(b)	See Note 11 — “Commitments and Contingencies” of the Notes to Consolidated Financial Statements in this report for additional information about our operating lease, purchase obligations and foreign currency contracts.

(c)	See Note 7 — “Employee Benefit Plans” of the Notes to Consolidated Financial Statements in this report for additional information about our pension plan obligations. These amounts do not include any potential future contributions to our pension plan that may be necessary if the rate of return earned on pension plan assets is not sufficient to fund the rate of increase of our pension liability. Future cash contributions may be required. As of January 1, 2010, our actuarially determined pension benefit obligation exceeded the plans assets by $4.0 million.
This table does not reflect $3.4 million of unrecognized tax benefits as we are uncertain as to if or when such amounts may be settled. Refer to Note 10 – “Income Taxes” of the Notes to Consolidated Financial Statements in this Form 10-K for additional information about these unrecognized tax benefits. Additionally, the table does not include any potential payments that may be due in connection with the Electrochem Litigation (See Note 11 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements contained in Item 8 of this report).
In previous year, we provided medical insurance to our U.S. employees by purchasing fully insured coverage. In order to contain health care costs and provide us with greater plan flexibility, in 2010 we will be self-funding our U.S. medical coverage. The risk to the Company is being limited by using appropriate stop loss and aggregate loss insurance coverage.
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
Impact of Recently Issued Accounting Standards
In the normal course of business, Management evaluates all new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”), Securities and Exchange Commission (“SEC”), Emerging Issues Task Force (“EITF”), American Institute of Certified Public Accountants (“AICPA”) or other authoritative accounting body to determine the potential impact they may have on the Company’s Consolidated Financial Statements. Based upon this review, other than as discussed below, Management does not expect any of the recently issued accounting pronouncements, which have not already been adopted, to have a material impact on the Company’s Consolidated Financial Statements.

In June 2009, the FASB issued amendments to the consolidation guidance in ASC 810-10 applicable to variable interest entities which affects the overall consolidation analysis. These amendments are effective for fiscal years beginning after November 15, 2009. We are currently assessing the impact of these amendments on our consolidated financial position and results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency — We have significant foreign operations in France, Mexico and Switzerland, which exposes the Company to foreign currency exchange rate fluctuations due to transactions denominated in Euros, Pesos and Swiss Francs, respectively. We continuously evaluate our foreign currency risk and will take action from time to time in order to best mitigate these risks, which includes the use of various derivative instruments such as forward currency exchange contracts. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency exposures would have had an impact of approximately $8 million on our annual sales. This amount is not indicative of the hypothetical net earnings impact due to partially offsetting impacts on cost of sales and operating expenses in those currencies. We estimate that foreign currency exchange rate fluctuations during 2009 reduced sales in comparison to 2008 by approximately $5 million.
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
In February 2009, we entered into forward contracts to purchase 10 million Mexican pesos per month from March 2009 to December 2009 at an exchange rate of 14.85 pesos per one U.S. dollar. These contracts were entered into in order to hedge the risk of peso-denominated payments associated with the operations at our Tijuana, Mexico facility. These contracts were accounted for as a cash flow hedges. The amount recorded as a reduction of Cost of Sales during 2009 related to these forward contracts was $0.6 million.
In December 2009, we entered into forward contracts to purchase 6.6 million Mexican pesos per month from January 2010 to December 2010 at an exchange rate of 13.159 pesos per one U.S. dollar. These contracts were entered into in order to hedge the risk of peso-denominated payments associated with the operations at our Tijuana, Mexico facility for 2010. These contracts are being accounted for as cash flow hedges and had a negative fair value of $0.09 million as of January 1, 2010, which is recorded within Other Current Liabilities in the Consolidated Balance Sheet.
In February 2010, the Company entered into forward contracts to purchase an additional 3.3 million Mexican pesos per month from February 2010 to December 2010 at an exchange rate of 13.1595 pesos per one U.S. dollar. These contracts were entered into in order to hedge the risk of peso denominated payments associated with the operations at our Tijuana, Mexico facility for 2010. These contracts are being accounted for as cash flow hedges.

We translate all assets and liabilities of our foreign operations, where the U.S. dollar is not the functional currency, at the period-end exchange rate and translate sales and expenses at the average exchange rates in effect during the period. The net effect of these translation adjustments is recorded in the Condensed Consolidated Financial Statements as Comprehensive Income (Loss). The translation adjustment for 2009 was a $4.6 million gain. Translation adjustments are not adjusted for income taxes as they relate to permanent investments in our foreign subsidiaries. Net foreign currency transaction gains and losses included in Other Income, Net amounted to a gain of $0.7 million and $0.1 million for 2009 and 2008, respectively, and a loss of $0.04 million for 2007. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency net assets would have had an impact of approximately $9 million on our foreign net assets as of January 1, 2010.
Interest Rate Swaps — As of January 1, 2010, we had $98 million outstanding on our revolving line of credit. Interest rates reset on this debt based upon the six-month LIBOR rate, thus subjecting us to interest rate risk. During 2008, we entered into three receive floating-pay fixed interest rate swaps indexed to the six-month LIBOR rate. The objective of these swaps is to hedge against potential changes in cash flows on our outstanding revolving line of credit. No credit risk was hedged. The receive variable leg of the swaps and the variable rate paid on the revolving line of credit bear the same rate of interest, excluding the credit spread, and reset and pay interest on the same dates.
Information regarding our outstanding interest rate swaps is as follow:

						Current	Fair
					Pay	receive	value	Balance
	Type of	Notional	Start	End	fixed	floating	January 1,	sheet
Instrument	hedge	amount	date	date	rate	rate	2010	location
		(In thousands)					(In thousands)
Int. rate swap	Cash flow	$80,000	3/5/2008	7/7/2010	3.09%	1.08%	$(1,073)	Other Current Liabilities
Int. rate swap	Cash flow	18,000	12/18/2008	12/18/2010	2.00%	0.45%	(217)	Other Current Liabilities
Int. rate swap	Cash flow	50,000	7/7/2010	7/7/2011	2.16%	6M LIBOR	(322)	Other Long-Term Liabilities

		$148,000			2.64%		$(1,612)

The estimated fair value of the interest rate swap agreements represents the amount we would have to pay to terminate the contracts. No portion of the change in fair value of the interest rate swaps during 2009 was considered ineffective. The amount recorded as Interest Expense related to the interest rate swaps was $1.4 million (Expense) and $0.4 million (Income) during 2009 and 2008, respectively.
A hypothetical one percentage point change in the LIBOR interest rate on the $98 million of floating rate revolving line of credit debt outstanding would not have an impact on our interest expense due to the interest rate swap agreements we have in place.

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
As of January 1, 2010, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of January 1, 2010 is effective.
The effectiveness of internal control over financial reporting as of January 1, 2010 has been audited by Deloitte & Touche LLP, the Company’s independent registered public accounting firm.
Dated: March 2, 2010

/s/ Thomas J. Hook	/s/ Thomas J. Mazza
Thomas J. Hook	Thomas J. Mazza
President & Chief Executive Officer	Senior Vice President & Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Greatbatch, Inc.
Clarence, New York
We have audited the internal control over financial reporting of Greatbatch, Inc. and subsidiaries (the “Company”) as of January 1, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended January 1, 2010, of the Company and our report dated March 2, 2010, expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s change in method of accounting for its convertible debt instruments.
/s/ Deloitte & Touche LLP
Buffalo, New York
March 2, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Greatbatch, Inc.
Clarence, New York
We have audited the accompanying consolidated balance sheets of Greatbatch, Inc. and subsidiaries (the “Company”) as of January 1, 2010 and January 2, 2009, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended January 1, 2010. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 1, 2010 and January 2, 2009, and the results of their operations and their cash flows for each of the three years in the period ended January 1, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for its convertible debt instruments in all years presented.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 1, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2010, expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Buffalo, New York
March 2, 2010

GREATBATCH, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share data)

	January 1,	January 2,
	2010	2009 (1)
ASSETS
Current assets:
Cash and cash equivalents	$37,864	$22,063
Accounts receivable, net	81,488	86,364
Inventories	106,609	112,304
Deferred income taxes	13,896	8,086
Prepaid expenses and other current assets	13,313	6,754

Total current assets	253,170	235,571
Property, plant and equipment, net	153,601	166,668
Amortizing intangible assets, net	82,076	90,259
Trademarks and tradenames	20,288	36,130
Goodwill	303,926	302,221
Deferred income taxes	2,458	1,942
Other assets	15,024	15,242

Total assets	$830,543	$848,033

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$30,450	$—
Accounts payable	34,395	48,727
Income taxes payable	403	4,128
Accrued expenses and other current liabilities	67,996	40,497

Total current liabilities	133,244	93,352
Long-term debt	258,972	314,384
Deferred income taxes	54,043	57,905
Other long-term liabilities	4,560	7,601

Total liabilities	450,819	473,242

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value, authorized 100,000,000 shares; no shares issued or outstanding in 2009 or 2008	—	—
Common stock, $0.001 par value, authorized 100,000,000 shares; 23,190,105 shares issued and 23,157,097 shares outstanding in 2009 and 22,970,916 shares issued and 22,943,176 shares outstanding in 2008	23	23
Additional paid-in capital	291,926	283,322
Treasury stock, at cost, 33,008 shares in 2009 and 27,740 shares in 2008	(635)	(741)
Retained earnings	86,262	95,263
Accumulated other comprehensive income (loss)	2,148	(3,076)

Total stockholders’ equity	379,724	374,791

Total liabilities and stockholders’ equity	$830,543	$848,033

(1)	Retroactively adjusted — See Note 1.
The accompanying notes are an integral part of these consolidated financial statements

GREATBATCH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(in thousands except per share amounts)

	Year Ended
	January 1,	January 2,	December 28,
	2010	2009 (1)	2007 (1)

Sales	$521,821	$546,644	$318,746
Cost of sales	355,402	390,855	202,721

Gross profit	166,419	155,789	116,025
Operating expenses:
Selling, general and administrative expenses	70,294	72,633	44,674
Research, development and engineering costs, net	33,562	31,444	29,914
Electrochem litigation charge	34,500	—	—
Intangible asset write-down	15,921	—	—
Acquired in-process research and development	—	2,240	16,093
Other operating expenses, net	11,094	14,578	5,324

Operating income	1,048	34,894	20,020
Interest expense	20,071	19,954	12,072
Interest income	(324)	(711)	(7,050)
Gain on extinguishment of debt	—	(3,242)	(4,473)
Gain on sale of investment security	—	—	(4,001)
Other income, net	(522)	(1,624)	(447)

Income (loss) before provision (benefit) for income taxes	(18,177)	20,517	23,919
Provision (benefit) for income taxes	(9,176)	6,369	11,969

Net income (loss)	$(9,001)	$14,148	$11,950

Earnings (loss) per share:
Basic	$(0.39)	$0.63	$0.54
Diluted	$(0.39)	$0.62	$0.53
Weighted average shares outstanding:
Basic	22,926	22,525	22,152
Diluted	22,926	22,861	22,422
Comprehensive income (loss):
Net income (loss)	$(9,001)	$14,148	$11,950
Foreign currency translation adjustment	4,562	(228)	—
Unrealized loss on cash flow hedges, net of tax	(200)	(906)	—
Defined benefit pension plan liability adjustment	862	(1,942)	—
Net unrealized loss on short-term investments available for sale, net of tax	—	—	(923)
Less: reclassification adjustment for net realized gain on short-term investments available for sale, net of tax	—	—	(2,601)

Comprehensive income (loss)	$(3,777)	$11,072	$8,426

(1)	Retroactively adjusted — See Note 1.
The accompanying notes are an integral part of these consolidated financial statements

GREATBATCH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended
	January 1,	January 2,	December 28,
	2010	2009 (1)	2007 (1)
Cash flows from operating activities:
Net income (loss)	$(9,001)	$14,148	$11,950
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	47,229	52,168	30,611
Stock-based compensation	5,204	11,211	9,252
Accrual for Electrochem litigation charge	34,500	—	—
Intangible asset write-down	15,921	—	—
Gain on extinguishment of debt	—	(3,242)	(4,473)
Gain on sale of investment security	—	—	(4,001)
Acquired in-process research and development	—	2,240	16,093
Other non-cash (gains) losses	(559)	2,994	(972)
Deferred income taxes	(10,120)	(704)	(6,604)
Changes in operating assets and liabilities:
Accounts receivable	5,876	(18,640)	(14,523)
Inventories	6,898	(21,077)	(1,969)
Prepaid expenses and other current assets	(2,364)	(35)	(238)
Accounts payable	(12,668)	14,285	11,138
Accrued expenses and other liabilities	(5,050)	1,589	(4,581)
Income taxes	(4,100)	2,164	1,282

Net cash provided by operating activities	71,766	57,101	42,965

Cash flows from investing activities:
Purchases of short-term investments	—	(2,010)	(70,058)
Proceeds from maturity/disposition of short-term investments	—	9,027	133,578
Acquisition of property, plant and equipment	(19,674)	(44,172)	(19,993)
Purchase of cost method investment, net of distributions	(1,050)	(4,300)	(1,750)
Acquisitions, net of cash acquired	—	(107,577)	(188,148)
Other investing activities	(417)	306	567

Net cash used in investing activities	(21,141)	(148,726)	(145,804)

Cash flows from financing activities:
Repayments under line of credit, net	—	—	(1,000)
Principal payments of long-term debt	(46,000)	(62,058)	(6,093)
Proceeds from issuance of long-term debt	12,000	142,000	76,000
Payment of debt issuance costs	—	—	(6,628)
Issuance of common stock	212	2,210	2,699
Other financing activities	(718)	(495)	187

Net cash provided by (used in) financing activities	(34,506)	81,657	65,165

Effect of foreign currency exchange on cash and cash equivalents	(318)	(1,442)	—

Net increase (decrease) in cash and cash equivalents	15,801	(11,410)	(37,674)
Cash and cash equivalents, beginning of year	22,063	33,473	71,147

Cash and cash equivalents, end of year	$37,864	$22,063	$33,473

(1)	Retroactively adjusted — See Note 1.
The accompanying notes are an integral part of these consolidated financial statements

GREATBATCH, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

							Accumulated
			Additional	Treasury			other	Total
	Common stock		paid-in	stock		Retained	comprehensive	stockholders’
	Shares	Amount	capital	Shares	Amount	earnings	income (loss)	equity

Balance, December 29, 2006	22,119	$22	$227,187	(8)	$(205)	$69,165	$3,524	$299,693
Stock-based compensation	—	—	5,673	—	—	—	—	5,673
Net shares issued under stock incentive plans	248	—	2,494	1	65	—	—	2,559
Income tax benefit from stock options and restricted stock	—	—	264	—	—	—	—	264
Shares contributed to 401(k)	110	—	2,956	—	—	—	—	2,956
Equity value and related deferred fees on convertible debt issued, net (Note 1)	—	—	31,550	—	—	—	—	31,550
Net income	—	—	—	—	—	11,950	—	11,950
Total other comprehensive loss, net	—	—	—	—	—	—	(3,524)	(3,524)

Balance, December 28, 2007	22,477	22	270,124	(7)	(140)	81,115	—	351,121
Stock-based compensation	—	—	6,822	—	—	—	—	6,822
Net shares issued under stock incentive plans	266	1	1,417	(21)	(601)	—	—	817
Income tax benefit from stock options and restricted stock	—	—	14	—	—	—	—	14
Shares issued in connection with the Quan Emerteq acquisition	60	—	1,473	—	—	—	—	1,473
Shares contributed to 401(k)	168	—	3,472	—	—	—	—	3,472
Net income	—	—	—	—	—	14,148	—	14,148
Total other comprehensive loss, net	—	—	—	—	—	—	(3,076)	(3,076)

Balance, January 2, 2009	22,971	23	283,322	(28)	(741)	95,263	(3,076)	374,791
Stock-based compensation	—	—	5,204	—	—	—	—	5,204
Net shares issued under stock incentive plans	24	—	214	(33)	(635)	—	—	(421)
Income tax liability from stock options and restricted stock	—	—	(88)	—	—	—	—	(88)
Shares contributed to 401(k)	195	—	3,274	28	741	—	—	4,015
Net loss	—	—	—	—	—	(9,001)	—	(9,001)
Total other comprehensive income, net	—	—	—	—	—	—	5,224	5,224

Balance, January 1, 2010	23,190	$23	$291,926	(33)	$(635)	$86,262	$2,148	$379,724

The accompanying notes are an integral part of these consolidated financial statements

GREATBATCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation — The consolidated financial statements include the accounts of Greatbatch, Inc. and its wholly owned subsidiary (collectively, the “Company” or “Greatbatch”). All intercompany balances and transactions have been eliminated in consolidation. The Company has revised its Consolidated Statements of Operations to include a presentation of Gross Profit and to combine intangible amortization expense related to cost of sales with Cost of Sales.
Nature of Operations — The Company operates its business in two reportable segments – Greatbatch Medical and Electrochem Solutions (“Electrochem”). During 2009, the Company rebranded its Implantable Medical Component (“IMC”) segment as Greatbatch Medical. Greatbatch Medical designs and manufactures systems, components and devices for the Cardiac Rhythm Management (“CRM”), Neuromodulation, Vascular Access and Orthopaedic markets. Greatbatch Medical customers include large multi-national original equipment manufacturers OEMs. The Company’s products include: 1) batteries, capacitors, filtered and unfiltered feedthroughs, engineered components and enclosures used in Implantable Medical Devices (“IMDs”); 2) instruments and delivery systems used in hip and knee replacement, trauma and spine surgeries as well as hip, knee and shoulder implants; and 3) introducers, catheters, steerable sheaths and implantable stimulation leads. Additionally, Greatbatch Medical offers value-added assembly and design engineering services for medical systems and devices within the markets in which it operates.
Electrochem is a leader in technology solutions for critical industrial applications, including customized battery power and wireless sensing systems. Originating from the lithium cell invented for the implantable pacemaker by the Company’s founder, Wilson Greatbatch, Electrochem’s technology and superior quality and reliability is utilized in markets world-wide.
Fiscal Year End — The Company utilizes a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31st. Fiscal years 2009, 2008 and 2007 ended on January 1, 2010, January 2, 2009 and December 28, 2007, respectively. Fiscal years 2009 and 2007 contained fifty-two weeks while fiscal year 2008 contained fifty-three weeks.
Fair Value Measurements – Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e. the “exit price”) in an orderly transaction between market participants at the measurement date. Accounting Standards Codification (“ASC”) 820-10 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs as follows:
Level 1 — Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

Level 2 — Valuation is determined from quoted prices for similar assets or liabilities in active markets, quoted prices for identical instruments in markets that are not active or by model-based techniques in which all significant inputs are observable in the market.
Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement. The degree of judgment exercised in determining fair value is greatest for instruments categorized in Level 3.
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
The carrying amount of cash and cash equivalents, trade receivables and accounts payable, approximated their fair value as of January 1, 2010 because of the short-term nature of these instruments. Note 12 – “Fair Value Measurements” contains additional information on assets and liabilities recorded at fair value in the consolidated financial statements.
Cash and Cash Equivalents — Cash and cash equivalents consist of cash and highly liquid, short-term investments with maturities at the time of purchase of three months or less.
Investments Available for Sale — The Company did not hold any investment securities at January 1, 2010 or January 2, 2009. In previous years, the Company classified its investment securities purchased as available-for-sale. Available-for-sale securities are carried at fair value with the unrealized gain or loss, net of tax, reported in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. Realized gains and losses and investment income are included in net income. The cost of securities sold is based on the specific identification method. Unrealized losses considered to be other than temporary are recognized in net income.
Concentration of Credit Risk — Financial instruments that potentially subject the Company to concentration of credit risk consist principally of accounts receivable. A significant portion of the Company’s sales are to four customers, all in the medical device industry, and, as such, the Company is directly affected by the condition of those customers and that industry. However, the credit risk associated with trade receivables is partially mitigated due to the stability of those customers. The Company performs on-going credit evaluations of its customers. Note 13 – “Business Segment Information” contains information on sales and accounts receivable for these customers. The Company maintains cash deposits with major banks, which from time to time may exceed insured limits. The Company performs on-going credit evaluations of its banks.

Allowance for Doubtful Accounts — The Company provides credit, in the normal course of business, to its customers in the form of trade receivables. The Company maintains an allowance for doubtful customer accounts for those receivables that it does not expect to collect. The Company accrues its estimated losses from uncollectable accounts receivable to the allowance based upon recent historical experience, the length of time the receivable has been outstanding and other specific information as it becomes available. Provisions to the allowance for doubtful accounts are charged to current operating expenses. Actual losses are charged against this allowance when incurred. The allowance for doubtful accounts was $2.5 million at January 1, 2010 and $1.6 million at January 2, 2009.
Inventories — Inventories are stated at the lower of cost, determined using the first-in first-out method, or market. Write-downs for excess, obsolete or expired inventory are based primarily on how long the inventory has been held as well as our estimates of forecasted net sales of that product. A significant change in the timing or level of demand for our products may result in recording additional write-downs for excess, obsolete or expired inventory in the future.
Property, Plant and Equipment — Property, plant and equipment is carried at cost. Depreciation is computed primarily by the straight-line method over the estimated useful lives of the assets, as follows: buildings and building improvements 7-40 years; machinery and equipment 3-8 years; office equipment 3-10 years; and leasehold improvements over the remaining lives of the improvements or the lease term, if less. The cost of repairs and maintenance is expensed as incurred; renewals and betterments are capitalized. Upon retirement or sale of an asset, its cost and related accumulated depreciation or amortization is removed from the accounts and any gain or loss is recorded in operating income or expense.
Business Combinations — The Company records its business combinations under the acquisition method of accounting. Under the acquisition method of accounting, the Company allocates the purchase price of each acquisition to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values at the date of acquisition. The fair value of identifiable intangible assets is based upon detailed valuations that use various assumptions made by management. Any excess of the purchase price over the fair value of the net tangible and intangible assets acquired is allocated to goodwill. Prior to 2009 the Company included all direct acquisition-related costs as part of the purchase price. Beginning in 2009, the Company adopted a change in accounting which requires, if applicable, any direct acquisition-related costs to be expensed as incurred.
On April 3, 2007, the Company acquired substantially all of the assets of BIOMEC, Inc. (“BIOMEC”). BIOMEC was a biomedical device company based in Cleveland, OH. The results of BIOMEC’s operations were included in the Greatbatch Medical business from the date of acquisition. The purchase price and other direct costs of BIOMEC totaled $11.4 million, which was paid in cash. Total assets acquired from BIOMEC were $12.0 million, of which $7.4 million were intangible assets, including $2.3 million of in-process research and development (“IPR&D”), which was immediately expensed, and $5.1 million of goodwill.
On June 15, 2007, the Company completed its acquisition of Enpath Medical, Inc. (“Enpath”). Enpath designed, developed, manufactured and marketed single use medical device products for the cardiac rhythm management, neuromodulation and interventional radiology markets. The results of Enpath’s operations were included in the Greatbatch Medical business from the date of acquisition. The purchase price and other direct costs of Enpath totaled $98.4 million, which was paid in cash. Total assets acquired from Enpath were $113.8 million, of which $91.3 million were intangible assets, including $13.8 million of IPR&D which was immediately expensed, and $48.9 million of goodwill.

On October 26, 2007, the Company acquired substantially all of the assets of IntelliSensing, LLC (“IntelliSensing”). IntelliSensing designed and manufactured wireless sensor solutions that measure temperature, pressure, flow and other critical data. The results of IntelliSensing’s operations were included in the Electrochem business from the date of acquisition. The purchase price and other direct costs of IntelliSensing totaled $3.9 million, which was paid in cash. Total assets acquired from IntelliSensing were $4.0 million, of which $3.8 million were intangible assets, including $1.9 million of goodwill.
On November 16, 2007, the Company acquired substantially all of the assets of Quan Emerteq, LLC (“Quan”). Quan designed, developed and manufactured single use medical device products for the vascular, CRM and neuromodulation markets. The results of Quan’s operations were included in the Greatbatch Medical business from the date of acquisition. The purchase price and other direct costs of Quan totaled $60.0 million, which was primarily paid in cash. Total assets acquired from Quan were $62.8 million, of which $52.4 million were intangible assets, including $32.2 million of goodwill.
On November 16, 2007, the Company acquired substantially all of the assets of Engineered Assemblies Corporation (“EAC”). EAC was a leading provider of custom battery solutions and electronics integration focused on rechargeable battery systems. The results of EAC’s operations were included in the Electrochem business from the date of acquisition. The purchase price and other direct costs of EAC totaled $15.1 million, which was paid in cash. Total assets acquired from EAC were $16.7 million, of which $7.9 million were intangible assets, including $5.5 million of goodwill.
On January 7, 2008, the Company acquired P Medical Holding SA (“Precimed”) which had administrative offices in Orvin, Switzerland and Exton, PA, manufacturing operations in Switzerland and Indiana and sales offices in Japan, China and the United Kingdom. Precimed was a leading technology-driven supplier to the orthopaedic industry. The results of Precimed’s operations were included in the Greatbatch Medical business from the date of acquisition. The purchase price and other direct costs of Precimed totaled $85.0 million, which was paid in cash. Total assets acquired from Precimed were $143.0 million, of which $82.3 million were intangible assets, including $2.2 million of IPR&D which was immediately expensed, and $47.2 million of goodwill.
On February 11, 2008, Precimed completed its previously announced acquisition of DePuy Orthopaedics (“DePuy”) Chaumont, France manufacturing facility (the “Chaumont Facility”). The Chaumont Facility produces hip and shoulder implants for DePuy Ireland who distributes them worldwide through various DePuy selling entities. This transaction included a new four year supply agreement with DePuy. The results of DePuy’s operations were included in the Greatbatch Medical business from the date of acquisition. The purchase price and other direct costs of the Chaumont Facility totaled $28.7 million, which was paid in cash. Total assets acquired from the Chaumont Facility were $29.3 million, of which $6.6 million was goodwill.
The following unaudited pro forma information presents the consolidated results of operations of the Company, Precimed, and the Chaumont Facility as if those acquisitions had occurred as of the beginning of each of the fiscal years presented. Additionally, 2007 amounts reflect the Company’s 2007 acquisition of Enpath, Quan and EAC as if those acquisitions had occurred as of the beginning of 2007. The unaudited pro forma results are presented for illustrative purposes only and do not reflect the realization of potential cost savings, and any related integration costs. Certain cost savings may result from the acquisition; however, there can be no assurance that these cost savings will be achieved. These pro forma results do not purport to be indicative of the results that would have been obtained, or to be a projection of results that may be obtained in the future.

Amounts in thousands, except per share amounts:

	Year Ended
	January 2,	December 28,
(Unaudited)	2009	2007
Sales	$555,139	$502,043
Net income	20,128	15,613
Earnings per share:
Basic	$0.90	$0.70
Diluted	$0.86	$0.68
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
Amortizing Intangible Assets — Acquired intangible assets other than goodwill and trademarks and tradenames consist primarily of purchased technology, patents and customer lists. The Company is amortizing its currently held definite-lived intangible assets on a straight-line basis over their estimated useful lives as follows: purchased technology and patents 5-15 years; customer lists 7-20 years and other intangible assets 1-10 years.
Impairment of Long-Lived Assets — The Company assesses the impairment of definite lived long-lived assets or asset group when events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that are considered in deciding when to perform an impairment review include: A significant decrease in the market price of the asset or asset group; A significant adverse change in the extent or manner in which a long-lived asset or asset group is being used or in its physical condition; An accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction; A current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group; or a current expectation that, more likely than not, a long-lived asset or asset group will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The term more likely than not refers to a level of likelihood that is more than 50 percent.
Recoverability potential is measured by comparing the carrying amount of the asset or asset group to the related total future undiscounted cash flows. If the carrying value is not recoverable through related cash flows, the asset or asset group is considered to be impaired. Impairment is measured by comparing the asset or asset group’s carrying amount to its fair value. When it is determined that useful lives of assets are shorter than originally estimated, and no impairment is present, the rate of depreciation is accelerated in order to fully depreciate the assets over their new shorter useful lives.

Currently, goodwill and trademarks and tradenames recorded are not amortized but are periodically tested for impairment. The Company assesses goodwill for impairment by comparing the fair value of its reporting units to their carrying amounts on the last day of each fiscal year, or more frequently if certain events occur similar to those described above. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the goodwill within the reporting unit is less than its carrying value. Fair values for reporting units are determined based on discounted cash flows, market multiples or appraised values as appropriate. Indefinite lived intangible assets such as trademarks and tradenames are assessed for impairment on the last day of each fiscal year, or more frequently if certain events occur (as described above), by comparing the fair value of the asset to their carrying value. The fair value is determined by using a relief-from-royalty approach. The Company has determined that, based on the impairment tests performed, no impairment of goodwill has occurred during 2009, 2008 or 2007. During 2009, the Company recognized a $15.9 million impairment charge related to its trademarks and tradenames — See Note 4 “Intangible Assets.” No impairment of the Company’s trademarks and tradenames occurred during 2008 or 2007.
Other Long-Term Assets — Other long-term assets includes deferred costs incurred in connection with the Company’s issuance of its convertible subordinated notes and revolving line of credit. These costs are being amortized using the effective interest method over the period from the date of issuance to the put option date (if applicable) or the contractual maturity date, whichever is earlier. Total long-term deferred financing fees amounted to $3.0 million at January 1, 2010 and $4.1 million at January 2, 2009. Prior year amounts have been retroactively adjusted for the change in accounting for convertible debt adopted in 2009 – See “Convertible Subordinated Notes.” The amortization of debt discount and deferred fees is included in Depreciation and Amortization in the Consolidated Statements of Cash Flows.
Other long-term assets also include investments in equity securities of entities which the Company does not have the ability to exercise significant influence over and are accounted for using the cost method. Each reporting period, management evaluates these investments to determine if there are any events or circumstances that are likely to have a significant adverse effect on the fair value of the investment. Examples of such impairment indicators include, but are not limited to: a significant deterioration in earnings performance; a significant adverse change in the regulatory, economic or technological environment of an investee; or a significant doubt about an investee’s ability to continue as a going concern. If an impairment indicator is identified, management will estimate the fair value of the investment and compare it to its carrying value. The estimation of fair value considers all available financial information related to the investee, including, but not limited to, valuations based on recent third-party equity investments in the investee. If the fair value of the investment is less than its carrying value, the investment is impaired and a determination as to whether the impairment is other-than-temporary is made. Impairment is deemed to be other-than-temporary unless the Company has the ability and intent to hold the investment for a period sufficient for a market recovery up to the carrying value of the investment. Further, evidence must indicate that the carrying value of the investment is recoverable within a reasonable period. For other-than-temporary impairments, an impairment loss is recognized equal to the difference between the investment’s carrying value and its fair value.
The aggregate recorded amount of cost method investments at January 1, 2010 and January 2, 2009 was $11.9 million and $10.9 million, respectively. The Company has determined that these investments are not considered variable interest entities. The Company’s exposure related to these entities is limited to its recorded investment. These investments are in start-up research and development companies whose fair value is highly subjective in nature and subject to future fluctuations, which could be significant.

Income Taxes — The consolidated financial statements of the Company have been prepared using the asset and liability approach in accounting for income taxes, which requires the recognition of deferred income taxes for the expected future tax consequences of net operating losses, credits, and temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not that the asset will not be realized.
The Company accounts for uncertain tax positions using a “more likely than not” recognition threshold. The evaluation of uncertain tax positions is based on factors including, but not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position. These tax positions are evaluated on a quarterly basis. The Company recognizes interest expense related to uncertain tax positions as Interest Expense. Penalties, if incurred, are recognized as a component of Selling, General and Administrative Expenses.
The Company and its domestic subsidiaries file a consolidated U.S. federal income tax return. State tax returns are filed on a combined or separate basis depending on the applicable laws in the jurisdictions where tax returns are filed. The Company also files foreign tax returns on a separate company basis in the countries in which it operates.
Convertible Subordinated Notes — Beginning in 2009, the Company adopted a change in accounting which required issuers of convertible debt instruments that may be settled in cash upon conversion, such as the Company’s CSN II as described in Note 6, to separately account for the liability and equity components of those instruments in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.
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
The carrying amount of the conversion option was retroactively recorded as Additional Paid-In Capital with an offset to Long-Term Debt and is being amortized using the effective interest method over the period from the date of issuance to the contractual maturity date. Deferred financing fees incurred in connection with the issuance of CSN II, previously recorded as Long-Term Other Assets, were allocated proportionally to the proceeds of the liability and equity components. The deferred financing fees allocated to the debt component are being amortized using the effective interest method over the period from the date of issuance to contractual maturity date, whichever is earlier. The deferred financing fees allocated to the equity component were recorded as an offset to Additional Paid-In Capital.
As required, the 2008 and 2007 Consolidated Financial Statements presented in this report have been retroactively adjusted to reflect the adoption of this change in accounting for convertible debt as if it were in effect on the date CSN II were originally issued.

The following table provides the impact of this accounting change on the 2008 and 2007 Consolidated Financial Statements:

		Impact of
	As Previously	Accounting	Adjusted
(in thousands except per share amounts)	Reported	Change	Amounts
Consolidated Balance Sheet
(As of January 2, 2009)
ASSETS
Other assets	$16,140	$(898)	$15,242
Total assets	848,931	(898)	848,033
LIABILITIES
Long-term debt	352,920	(38,536)	314,384
Deferred income taxes — long-term	44,306	13,599	57,905
Total liabilities	498,179	(24,937)	473,242
STOCKHOLDERS’ EQUITY
Additional paid-in capital	251,772	31,550	283,322
Retained earnings	102,774	(7,511)	95,263
Total stockholders’ equity	350,752	24,039	374,791
Total liabilities and stockholders’ equity	848,931	(898)	848,033

Consolidated Statement of Operations
(Year ended January 2, 2009)
Interest expense	$13,168	$6,786	$19,954
Income before provision for income taxes	27,303	(6,786)	20,517
Provision for income taxes	8,744	(2,375)	6,369
Net income	18,559	(4,411)	14,148
Earnings per share:
Basic	0.82	(0.19)	0.63
Diluted	0.81	(0.19)	0.62
(Year ended December 28, 2007)
Interest expense	7,303	4,769	12,072
Income before provision for income taxes	28,688	(4,769)	23,919
Provision for income taxes	13,638	(1,669)	11,969
Net income	15,050	(3,100)	11,950
Earnings per share:
Basic	0.68	(0.14)	0.54
Diluted	0.67	(0.14)	0.53

Consolidated Statement of Cash Flows
(Year ended January 2, 2009)
Net income	$18,559	$(4,411)	$14,148
Depreciation and amortization	45,382	6,786	52,168
Deferred income taxes	1,671	(2,375)	(704)
Net cash provided by operating activities	57,101	—	57,101
(Year ended December 28, 2007)
Net income	15,050	(3,100)	11,950
Depreciation and amortization	25,842	4,769	30,611
Deferred income taxes	(4,935)	(1,669)	(6,604)
Net cash provided by operating activities	42,965	—	42,965

Derivative Financial Instruments — The Company recognizes all derivative financial instruments in its consolidated financial statements at fair value. Changes in the fair value of derivative instruments are recorded in earnings unless hedge accounting criteria are met. The Company’s interest rate swap and foreign currency contracts outstanding as of January 1, 2010 are designated as cash flow hedges. The effective portion of the changes in fair value of these cash flow hedges is recorded each period, net of tax, in accumulated other comprehensive income (loss) until the related hedged transaction occurs. Any ineffective portion of the changes in fair value of these cash flow hedges is recorded in earnings. In the event the hedged cash flow does not occur, or it becomes probable that it will not occur, the Company would reclassify the amount of any gain or loss on the related cash flow hedge to income (expense) at that time. Cash flows related to these derivative financial instruments are included in cash flows from operating activities.
Revenue Recognition — The Company recognizes revenue when it is realized or realizable and earned. This occurs when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, the buyer is obligated to pay us (i.e., not contingent on a future event), the risk of loss is transferred, there is no obligation of future performance, collectability is reasonably assured and the amount of future returns can reasonably be estimated. With regards to the Company’s customers (including distributors), those criteria are met at the time of shipment when title passes. The Company includes shipping and handling fees billed to customers in sales. Shipping and handling costs associated with inbound and outbound freight are recorded in Cost of Sales. In certain instances the Company obtains component parts for sub-assemblies from its customers that are included in the final product. These amounts were excluded from Sales and Cost of Sales recognized by the Company. The cost of these customer supplied component parts amounted to $27.8 million, $35.1 million and $35.1 million in 2009, 2008 and 2007, respectively.
Product Warranties — The Company allows customers to return defective or damaged products for credit, replacement, or exchange. The Company warrants that its products will meet customer specifications and will be free from defects in materials and workmanship. The Company accrues its estimated exposure to warranty claims based upon recent historical experience and other specific information as it becomes available.
Research and Development and Engineering Costs — Research and development costs are expensed as incurred. The primary costs are salary and benefits for personnel, material costs used in the development projects and subcontracting costs. Engineering costs are expensed as incurred. Cost reimbursements for engineering services from customers for whom the Company designs products are recorded as an offset to engineering costs upon achieving development milestones specified in the contracts.
Net research, development and engineering costs are comprised of the following (in thousands):

	Year Ended
	January 1,	January 2,	December 28,
	2010	2009	2007

Research and development costs	$17,707	$18,750	$16,141

Engineering costs	26,438	22,447	18,929
Less: cost reimbursements	(10,583)	(9,753)	(5,156)

Engineering costs, net	15,855	12,694	13,773

Total research, development and engineering costs, net	$33,562	$31,444	$29,914

Purchased In-Process Research and Development (“IPR&D”) — The Company defines IPR&D as the value assigned to research and development projects acquired that have not yet reached technological feasibility and have no alternative future use. The Company believes a research and development project is not technically feasible until the related products have received regulatory approval. Prior to 2009, when the Company acquired another entity, the portion of the purchase price allocated to IPR&D was immediately expensed on the acquisition date. Beginning in 2009, the Company adopted a change in accounting which requires IPR&D projects acquired to be recognized on the balance sheet at fair value as an indefinite-lived intangible asset regardless of whether there is an alternative future use for the IPR&D. In future periods, the IPR&D intangible asset will be amortized or written-down depending on the outcome of the project similar to other indefinite-lived assets — See “Amortizing Intangible Assets” and “Impairment of Long-Lived Assets.” As of January 1, 2010, the Company does not have any IPR&D intangible assets recorded on its balance sheet.
Determining the portion of the purchase price to allocate to IPR&D requires the Company to make significant estimates. The amount of the purchase price allocated to IPR&D is determined by estimating the future cash flows of each project and discounting the net cash flows back to their present values. The discount rate used is determined at the time of acquisition in accordance with accepted valuation methods. These methodologies include consideration of the risk of the project not achieving commercial feasibility.
Stock-Based Compensation — The Company records compensation costs related to stock-based awards granted to employees based on the estimated fair value of the award on the grant date. Compensation cost for service-based awards is recognized ratably over the applicable vesting period. Compensation cost for performance-based awards is reassessed each period and recognized based upon the probability that the performance targets will be achieved. The Company utilizes the Black-Scholes option pricing model to estimate the fair value of stock options granted. For restricted stock and restricted stock unit awards, the fair market value of the award is determined based upon the closing value of the Company’s stock price on the grant date. The amount of stock-based compensation expense recognized during a period is based on the portion of the awards that are ultimately expected to vest. The Company estimates pre-vesting forfeitures at the time of grant by analyzing historical data and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The total expense recognized over the vesting period will only be for those awards that ultimately vest.
Foreign Currency Translation — The Company translates all assets and liabilities of its foreign subsidiaries, where the U.S. dollar is not the functional currency, at the period-end exchange rate and translates income and expenses at the average exchange rates in effect during the period. The net effect of this translation is recorded in the consolidated financial statements as accumulated other comprehensive income (loss). Translation adjustments are not adjusted for income taxes as they relate to permanent investments in the Company’s foreign subsidiaries. Net foreign currency transaction gains and losses included in other income/expense amounted to a gain of $0.7 million and $0.1 million for 2009 and 2008, respectively, and a loss of $0.04 million for 2007.
Defined Benefit Pension Plans — The Company recognizes in its balance sheet as an asset or liability the overfunded or underfunded status of its defined benefit pension plans provided to its employees located in Switzerland and France. This asset or liability is measured as the difference between the fair value of plan assets and the benefit obligation of those plans. For a pension plan, the benefit obligation is the projected benefit obligation, which is calculated based on actuarial computations of current and future benefits for employees. Actuarial gains or losses and prior service costs or credits that arise during the period, but are not included as components of net periodic benefit expense, are recognized as a component of Accumulated Other Comprehensive Income (Loss). Pension expense is charged to operating expenses.

Earnings (Loss) Per Share — Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted earnings (loss) per share is calculated by adjusting the weighted average number of shares outstanding for potential common shares, which consist of stock options, unvested restricted stock and restricted stock units and contingently convertible instruments.
Holders of the Company’s convertible subordinated notes may convert them into shares of the Company’s common stock under certain circumstances — See Note 6 — “Debt.” The Company includes the effect of the conversion of these convertible notes in the calculation of diluted earnings per share using the if-converted method or the treasury method for instruments that may be settled in cash at the Company’s election and which the Company has the ability and intent to settle them in cash, as long as the effect is dilutive. For computation of earnings (loss) per share under conversion conditions, the number of diluted shares outstanding increases by the amount of shares that are potentially convertible during that period. Also, net income (loss) is adjusted for the calculation to add back interest expense on the convertible notes as well as unamortized discount and deferred financing fees amortization recorded during the period.
The following table reflects the calculation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Year Ended
	January 1,	January 2,	December 28,
	2010	2009	2007
Numerator for basic earnings (loss) per share:
Income (loss) from continuing operations	$(9,001)	$14,148	$11,950

Denominator for basic earnings (loss) per share:
Weighted average shares outstanding	22,926	22,525	22,152
Effect of dilutive securities:
Stock options and unvested restricted stock	—	336	270

Denominator for diluted earnings per share	22,926	22,861	22,422

Basic earnings (loss) per share	$(0.39)	$0.63	$0.54

Diluted earnings (loss) per share	$(0.39)	$0.62	$0.53

The diluted weighted average share calculations do not include the following as they are not dilutive to the earnings (loss) per share calculations or the respective performance criteria have not been met as of the reporting date:

	Year Ended
	January 1,	January 2,	December 28,
	2010	2009	2007
Time-based equity awards	1,523,000	1,500,000	664,000
Performance-based equity awards	1,026,000	515,000	287,000
Convertible subordinated notes	756,000	1,267,000	2,027,000
Comprehensive Income (Loss) — The Company’s comprehensive income (loss) as reported in the Consolidated Statements of Operations and Comprehensive Income (Loss) includes net income (loss), foreign currency translation adjustments, unrealized gain (loss) on cash flow hedges, the net unrealized gain (loss) on short-term investments available for sale, adjusted for any realized gains (losses), and defined benefit pension plan liability adjustments.

Accumulated other comprehensive income (loss) is comprised of the following (in thousands):

	Defined		Foreign
	benefit		currency
	pension plan	Cash flow	translation	Total pre-tax		Net-of tax-
	liability	hedges	adjustment	amount	Tax amount	amount

Balance at January 2, 2009	$(2,513)	$(1,394)	$(228)	$(4,135)	$1,059	$(3,076)
Net unrealized loss on cash flow hedges	—	(307)	—	(307)	107	(200)
Net pension liability adjustments	1,058	—	—	1,058	(196)	862
Net foreign currency translation gain	—	—	4,562	4,562	—	4,562

Balance at January 1, 2010	$(1,455)	$(1,701)	$4,334	$1,178	$970	$2,148

Supplemental Cash Flow Information (in thousands):

	Year Ended
	January 1,	January 2,	December 28,
	2010	2009	2007
Cash paid during the year for:
Interest	$9,234	$10,021	$5,325
Income taxes	4,473	3,811	17,341
Noncash investing and financing activities:
Net unrealized loss on cash flow hedges, net	$(200)	$(906)	$—
Common stock contributed to 401(k) Plan	4,015	3,472	2,956
Property, plant and equipment purchases included in accounts payable	1,259	2,762	3,307
Unsettled purchase of treasury stock	632	741	140
Exchange of convertible subordinated notes	—	—	117,782
Shares issued in connection with business acquisition	—	1,473	—

Acquisition of non-cash assets and liabilities:
Assets acquired	$—	$169,508	$209,946
Liabilities assumed	—	58,693	20,395
Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of sales and expenses during the reporting period. Actual results could differ materially from those estimates.
Recently Issued Accounting Pronouncements — In the normal course of business, Management evaluates all new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”), Securities and Exchange Commission (“SEC”), Emerging Issues Task Force (“EITF”), American Institute of Certified Public Accountants (“AICPA”) or other authoritative accounting body to determine the potential impact they may have on the Company’s Consolidated Financial Statements. Based upon this review, other than as discussed below, Management does not expect any of the recently issued accounting pronouncements, which have not already been adopted, to have a material impact on the Company’s Consolidated Financial Statements.

In June 2009, the FASB issued amendments to the consolidation guidance in ASC 810-10 applicable to variable interest entities which affects the overall consolidation analysis. These amendments are effective for fiscal years beginning after November 15, 2009. The Company is currently assessing the impact of these amendments on its consolidated financial position and results of operations.
2.	INVENTORIES
Inventories are comprised of the following (in thousands):

	January 1,	January 2,
	2010	2009

Raw material	$54,002	$58,352
Work-in-process	28,329	28,851
Finished goods	24,278	25,101

Total	$106,609	$112,304

3.	PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are comprised of the following (in thousands):

	January 1,	January 2,
	2010	2009

Manufacturing machinery and equipment	$125,524	$109,911
Buildings and building improvements	68,489	68,346
Information technology hardware and software	32,472	27,558
Leasehold improvements	17,277	17,031
Furniture and fixtures	10,259	9,488
Land and land improvements	10,175	11,671
Construction work in process	7,696	17,452
Other	790	662

	272,682	262,119
Accumulated depreciation	(119,081)	(95,451)

Total	$153,601	$166,668

Depreciation expense for property, plant and equipment during 2009, 2008 and 2007 was $27.1 million, $25.5 million and $16.4 million, respectively.

4.	INTANGIBLE ASSETS
Amortizing intangible assets are comprised of the following (in thousands):

	Gross		Foreign
	carrying	Accumulated	currency	Net carrying
	amount	amortization	translation	amount
January 1, 2010
Purchased technology and patents	$82,673	$(42,289)	$399	$40,783
Customer lists	46,818	(7,264)	612	40,166
Other	3,519	(2,410)	18	1,127

Total amortizing intangible assets	$133,010	$(51,963)	$1,029	$82,076

January 2, 2009
Purchased technology and patents	$81,639	$(35,881)	$184	$45,942
Customer lists	46,547	(4,056)	271	42,762
Other	3,508	(1,964)	11	1,555

Total amortizing intangible assets	$131,694	$(41,901)	$466	$90,259

Intangible amortization expense was $10.1 million, $10.7 million and $5.6 million for 2009, 2008 and 2007, respectively. All intangible amortization expense is included in Cost of Sales except for amortization primarily related to the Company’s customer lists, which totaled $3.7 million, $3.9 million and $1.0 million for 2009, 2008 and 2007 respectively, and is included in Selling, General and Administrative Expenses. Annual intangible amortization expense is estimated to be $9.6 million for 2010, $9.5 million for 2011, $9.4 million for 2012, $8.6 million for 2013 and $7.9 million for 2014.
The change in trademarks and tradenames during 2009 is as follows (in thousands):

Balance at January 2, 2009	$36,130
Write-down	(15,921)
Foreign currency translation	79

Balance at January 1, 2010	$20,288

As a result of the successful rebranding of the Company’s IMC segment to Greatbatch Medical, during the fourth quarter of 2009, the Company wrote-down its non-Greatbatch trademarks and tradenames by $15.9 million. This charge was recorded based upon the Company’s decision to discontinue use of the associated tradenames and the Company’s determination that there would be no market participants willing to purchase the previously acquired tradenames. In addition to the above, the Company incurred expense of $0.7 million in 2009 related to its rebranding initiative, which includes additional advertising costs, and is included in Selling, General and Administrative Expenses.
The change in goodwill during 2009 is as follows (in thousands):

	Greatbatch
	Medical	Electrochem	Total
Balance at January 2, 2009	$292,278	$9,943	$302,221
Foreign currency translation	1,705	—	1,705

Balance at January 1, 2010	$293,983	$9,943	$303,926

As of January 1, 2010, no accumulated impairment loss has been recognized for the goodwill allocated to the Company’s Greatbatch Medical or Electrochem segments.

5.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities are comprised of the following (in thousands):

	January 1,	January 2,
	2010	2009
Litigation accrual	$36,000	$1,500
Salaries and benefits	12,605	11,757
Profit sharing and bonuses	9,544	14,860
Warranty	1,330	1,395
Other	8,517	10,985

Total	$67,996	$40,497

6.	DEBT
Long-term debt is comprised of the following (in thousands):

	January 1,	January 2,
	2010	2009
Revolving line of credit	$98,000	$132,000
2.25% convertible subordinated notes I, due 2013	30,450	30,450
2.25% convertible subordinated notes II, due 2013	197,782	197,782
Unamortized discount	(36,810)	(45,848)

Total debt	289,422	314,384
Less: current portion	(30,450)	—

Total long-term debt	$258,972	$314,384

Revolving Line of Credit — The Company has a senior credit facility (the “Credit Facility”) consisting of a $235 million revolving credit facility, which can be increased to $335 million upon the Company’s request and approval by a majority of the lenders. The Credit Facility also contains a $15 million letter of credit subfacility and a $15 million swingline subfacility. In connection with the Electrochem Litigation described in Note 11 the Company was required to bond the amount of the judgment and statutory interest in order to appeal. The Company satisfied this requirement by posting a bond, which required collateralization. The Company received approval from the lenders supporting the Credit Facility to increase the letter of credit subfacility by $35 million for use only in connection with bonding the appeal of the Electrochem Litigation.
The Credit Facility is secured by the Company’s non-realty assets including cash, accounts receivable and inventories, and has an expiration date of May 22, 2012 with a one-time option to extend to April 1, 2013 if no default has occurred. Interest rates under the Credit Facility are, at the Company’s option, based upon the current prime rate or the LIBOR rate plus a margin that varies with the Company’s leverage ratio, as defined in the credit agreement. If interest is paid based upon the prime rate, the applicable margin is between minus 1.25% and 0.00%. If interest is paid based upon the LIBOR rate, the applicable margin is between 1.00% and 2.00%. The Company is required to pay a fee on its outstanding letter of credit equal to a margin between 1.00% and 2.00%, depending on the Company’s leverage ratio, as defined in the credit agreement, plus 0.125%. The Company is also required to pay a commitment fee between 0.125% and 0.250% per annum on the unused portion of the Credit Facility based on the Company’s leverage ratio, as defined in the credit agreement.

The Credit Facility contains limitations on the incurrence of indebtedness, limitations on the incurrence of liens and licensing of intellectual property, limitations on investments and restrictions on certain payments. Except to the extent paid by the issuance of common stock of Greatbatch or paid out of cash on hand, the Credit Facility limits the amount paid for acquisitions in total to $100 million. The restrictions on payments, among other things, limit repurchase of Greatbatch stock to $60 million and limit the ability of the Company to make cash payments upon conversion of CSN II. These limitations can be waived upon the Company’s request and approval of a simple majority of the lenders.
The Credit Facility also requires the Company to maintain a ratio of adjusted EBITDA, as defined in the credit agreement, to interest expense of at least 3.00 to 1.00, and a total leverage ratio, as defined in the credit agreement, of not greater than 4.50 to 1.00. The calculation of adjusted EBITDA and leverage ratio exclude certain “extraordinary, unusual or non-recurring” expenses and non-cash charges such as facility shutdown and consolidation costs (subject to certain limits as defined in the agreement), as well as charges up to $35 million in connection with the Electrochem Litigation. As of January 1, 2010, the Company was in compliance with all required covenants.
The Credit Facility contains customary events of default. Upon the occurrence and during the continuance of an event of default, a majority of the lenders may declare the outstanding advances and all other obligations under the Credit Facility immediately due and payable.
The weighted average interest rate on borrowings under the Company’s revolving line of credit as of January 1, 2010, which does not include the impact of the interest rate swaps described below, was 2.0% and resets based upon the six-month LIBOR rate. As of January 1, 2010, the Company had $114 million available under the Credit Facility. This amount may vary from period to period based upon the debt levels of the Company as well as the level of EBITDA which impacts the covenant calculations described above. The interest rate on the $23 million letter of credit outstanding as of January 1, 2010 was 1.125%.
Interest Rate Swaps — The Company has entered into three receive floating-pay fixed interest rate swaps indexed to the six-month LIBOR rate. The objective of these swaps is to hedge against potential changes in cash flows on the Company’s outstanding revolving line of credit, which is indexed to the six-month LIBOR rate. No credit risk was hedged. The receive variable leg of the swap and the variable rate paid on the revolving line of credit bear the same rate of interest, excluding the credit spread, and reset and pay interest on the same dates. The Company intends to continue electing the six-month LIBOR as the benchmark interest rate on the debt being hedged. If the Company repays the debt, it intends to replace the hedged item with similarly indexed forecasted cash flows. Information regarding the Company’s outstanding interest rate swaps is as follows:

						Current	Fair
					Pay	receive	value	Balance
	Type of	Notional	Start	End	fixed	floating	January 1,	sheet
Instrument	hedge	amount	date	date	rate	rate	2010	location
		(In thousands)					(In thousands)
Int. rate swap	Cash flow	$80,000	3/5/2008	7/7/2010	3.09%	1.08%	$(1,073)	Other Current Liabilities
Int. rate swap	Cash flow	18,000	12/18/2008	12/18/2010	2.00%	0.45%	(217)	Other Current Liabilities
Int. rate swap	Cash flow	50,000	7/7/2010	7/7/2011	2.16%	6M LIBOR	(322)	Other Long-Term Liabilities

		$148,000			2.64%		$(1,612)

The estimated fair value of the interest rate swap agreements represents the amount the Company would have to pay to terminate the contracts. No portion of the change in fair value of the interest rate swaps during 2009 was considered ineffective. The amount recorded as Interest Expense related to the interest rate swaps was $1.4 million (Expense) and $0.4 million (Income) during 2009 and 2008, respectively.
Convertible Subordinated Notes — In May 2003, the Company completed a private placement of $170 million of 2.25% convertible subordinated notes, due June 15, 2013 (“CSN I”). In March 2007, the Company entered into separate, privately negotiated agreements to exchange $117.8 million of CSN I for an equivalent principal amount of a new series of 2.25% convertible subordinated notes due 2013 (“CSN II”) (collectively the “Exchange”) at a 5% discount. The primary purpose of the Exchange was to eliminate the June 15, 2010 call and put option that is included in the terms of CSN I. In connection with the Exchange, the Company issued an additional $80 million aggregate principal amount of CSN II at a price of $950 per $1,000 of principal. In December 2008, the Company entered into privately negotiated agreements under which it repurchased $21.8 million in aggregate principal amount of its outstanding CSN I at $845.38 per $1,000 of principal. The primary purpose of this transaction was to retire the notes, which contained a put option exercisable on June 15, 2010, at a discount.
The following is a summary of the significant terms of CSN I and CSN II:
CSN I — The notes bear interest at 2.25% per annum, payable semi-annually, and are due on June 15, 2013. Holders may convert the notes into shares of the Company’s common stock at a conversion price of $40.29 per share, which is equivalent to a conversion ratio of 24.8219 shares per $1,000 of principal, subject to adjustment, before the close of business on June 15, 2013 only under the following circumstances: (1) during any fiscal quarter commencing after July 4, 2003, if the closing sale price of the Company’s common stock exceeds 120% of the $40.29 conversion price for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding fiscal quarter; (2) subject to certain exceptions, during the five business days after any five consecutive trading day period in which the trading price per $1,000 of principal for each day of such period was less than 98% of the product of the closing sale price of the Company’s common stock and the number of shares issuable upon conversion of $1,000 of principal; (3) if the notes have been called for redemption; or (4) upon the occurrence of certain corporate events. The fair value of CSN I as of January 1, 2010 was approximately $30 million and is based on recent sales prices.
Beginning June 20, 2010, the Company may redeem any of the notes at a redemption price of 100% of their principal amount, plus accrued interest. Note holders may require the Company to repurchase their notes on June 15, 2010 or at any time prior to their maturity following a fundamental change, as defined in the indenture agreement, at a repurchase price of 100% of their principal amount, plus accrued interest. As a result of this provision, beginning in the second quarter of 2009 the remaining balance of CSN I, along with the associated deferred tax liability and deferred fees, were classified as short-term in the Consolidated Balance Sheet and will be repaid with availability under the Company’s revolving line of credit or cash on hand. The notes are subordinated in right of payment to all of our senior indebtedness and effectively subordinated to all debts and other liabilities of the Company’s subsidiaries.
Beginning with the six-month interest period commencing June 15, 2010, the Company will pay additional contingent interest during any six-month interest period if the trading price of the notes for each of the five trading days immediately preceding the first day of the interest period equals or exceeds 120% of the principal amount of the notes.

CSN II — The notes bear interest at 2.25% per annum, payable semi-annually, and are due on June 15, 2013. The holders may convert the notes into shares of the Company’s common stock at a conversion price of $34.70 per share, which is equivalent to a conversion ratio of 28.8219 shares per $1,000 of principal. The conversion price and the conversion ratio will adjust automatically upon certain changes to the Company’s capitalization. CSN II notes were issued at a price of $950 per $1,000 of principal.
The fair value of CSN II as of January 1, 2010 was approximately $169 million and is based on recent sales prices.
The effective interest rate of CSN II, which takes into consideration the amortization of the original discount, deferred fees related to the issuance of these notes and the discount recognized under the new accounting for convertible debt (See Note 1), is 8.5%. The discount on CSN II is being amortized to the maturity date of the convertible notes utilizing the effective interest method. As of January 1, 2010, the carrying amount of the discount related to the convertible debt equity component was $31.0 million. As of January 1, 2010, the if-converted value of CSN II notes does not exceed its principal amount as the Company’s closing stock price of $19.23 did not exceed the conversion price of $34.70 per share.
The contractual interest and discount amortization for CSN II were as follows (in thousands):

	Year Ended
	January 1,	January 2,	December 28,
	2010	2009	2007
Contractual interest	$4,450	$4,450	$3,360
Discount amortization	9,038	8,461	5,990
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
Deferred Financing Fees — The following is a reconciliation of deferred financing fees for 2009 and 2008 (in thousands):

Previously reported balance at December 28, 2007	$6,411
Change in accounting for convertible debt	(1,083)

Retroactively adjusted amounts	5,328
Financing costs deferred	14
Written-off during the year	(124)
Amortization during the year	(1,122)

Balance at January 2, 2009	4,096
Amortization during the year	(1,068)

Balance at January 1, 2010	$3,028

7.	EMPLOYEE BENEFIT PLANS
Savings Plan — The Company sponsors a defined contribution 401(k) plan, which covers substantially all of its U.S. based employees. The plan provides for the deferral of employee compensation under Section 401(k) and a discretionary Company match. In 2009, 2008 and 2007, this match was $0.35 per dollar of participant deferral, up to 6% of the total compensation for each participant. Net costs related to this defined contribution plan were $1.5 million in 2009, $1.5 million in 2008 and $1.0 million in 2007.
In addition to the above, under the terms of the 401(k) plan document there is an annual discretionary defined contribution for substantially all U.S. based employees equal to five percent of each employee’s eligible compensation. This amount is contributed to the 401(k) plan in the form of Company stock. Compensation cost recognized related to the defined contribution was $4.4 million in 2008 and $3.6 million in 2007. No discretionary contribution was made for 2009 as the Company did not meet its performance objectives for the year. As of January 1, 2010, the 401(k) Plan held 687,337 shares of Company stock.
Pension Plans — The Company is required to provide its employees located in Switzerland and France certain defined pension benefits. Under these plans, benefits accrue to employees based upon years of service, position, age and compensation. The defined benefit pension plan that provides benefits to the Company’s employees located in Switzerland is a funded contributory plan while the pension plan that provides benefits to the Company’s employees located in France is unfunded and noncontributory.

Information relating to the funding position of the Company’s defined benefit pension plans as of the plans measurement date of January 1, 2010 and January 2, 2009 were as follows (in thousands):

	Year Ended
	January 1,	January 2,
	2010	2009
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$13,439	$—
Projected benefit obligation acquired	—	14,017
Service cost	891	679
Interest cost	407	480
Plan participants’ contributions	839	873
Actuarial (gain) loss	(467)	446
Benefits paid	(1,434)	(1,317)
Settlements	—	(1,941)
Foreign currency translation	619	202

Projected benefit obligation at end of year	14,294	13,439

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	7,454	—
Plan assets acquired	—	10,484
Employer contributions	2,283	922
Plan participants’ contributions	839	873
Actual gain (loss) on plan assets	701	(2,013)
Benefits paid	(1,415)	(1,292)
Settlements	—	(1,718)
Foreign currency translation	458	198

Fair value of plan assets at end of year	10,320	7,454

Projected benefit obligation in excess of plan assets at end of year	$3,974	$5,985

Pension liability classified as other current assets	$15	$12

Pension liability classified as long-term liabilities	$3,959	$5,973

Accumulated benefit obligation at end of year	$12,877	$12,128

Amounts recognized in accumulated other comprehensive (gain) loss:
Net (gain) loss occurring during the year	(850)	$2,886
Amortization of gains (losses)	(129)	4
Net gain on settlements	—	(152)
Foreign currency translation	(79)	(225)

Pre-tax adjustment	(1,058)	2,513
Taxes	196	(571)

Net (gain) loss	$(862)	$1,942

Net pension cost is comprised of the following (in thousands):

	Year Ended
	January 1,	January 2,
	2010	2009
Service cost	$891	$679
Interest cost	407	480
Expected return on plan assets	(318)	(427)
Settlements	—	152
Recognized net actuarial (gain) loss	129	(4)

Net pension cost	$1,109	$880

The principal actuarial assumptions used were as follows:

	Year Ended
	January 1,	January 2,
	2010	2009
Discount rate	3.0%	3.0%
Salary growth	2.5%	2.5%
Expected rate of return on plan assets	4.0%	4.0%
Long-term inflation rate	1.5%	1.5%
The discount rate used is based on the yields of foreign government bonds with a duration matching the duration of the liabilities plus approximately 50 basis points to reflect the risk of investing in corporate bonds. The expected rate of return on plan assets reflects long-term earnings expectations on existing plan assets and those contributions expected to be received during the current plan year. In estimating that rate, appropriate consideration was given to historical returns earned by plan assets in the fund and the rates of return expected to be available for reinvestment. Rates of return were adjusted to reflect current capital market assumptions and changes in investment allocations. Equity securities and fixed income securities were assumed to earn a return in the range of 7% to 8% and 2.5% to 4.5%, respectively. When these overall return expectations are applied to the pension plan’s target allocation, the expected rate of return is determined to be 4.0%.
The weighted average target and actual pension fund asset allocation as of the valuation date was as follows:

		2009
	Target	Actual
Asset Category:
Fixed income	60%	51%
Equity	25%	33%
Real-estate	5%	6%
Cash	5%	8%
Other	5%	2%

	100%	100%

The target allocation is consistent with the Company’s goal of diversifying the pension plans assets in order to preserve capital while achieving investment results that will contribute to the proper funding of pension obligations and cash flow requirements.

		Fair value measurements using
			Significant
		Quoted prices in	other	Significant
	At	active markets for	observable	unobservable
	January 1,	identical assets	inputs	inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)

Cash	$830	$830	$—	$—
Equity securities:
U.S. companies	430	430	—	—
International companies	2,444	2,444	—	—
Emerging markets	496	496	—	—
Fixed income:
Government & government agencies	2,521	2,521	—	—
Corporate	2,064	1,847	217	—
Convertible	217	—	217	—
Insurance contracts	424	—	424	—
Real-estate	642	—	642	—
Other	252	—	252	—

Total	$10,320	$8,568	$1,752	$—

The fair value of Level 1 pension assets are obtained by reference to the last quoted price of the respective security on the market which it trades. The fair value of Level 2 pension assets are obtained from valuation models with observable market data inputs to estimate fair value. These observable market data inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers and reference data.
Estimated pension benefit payments over the next ten years are as follows (in thousands):

2010	$848
2011	949
2012	1,083
2013	1,189
2014	1,160
2015-2019	6,181
Education Assistance Program — The Company reimburses tuition, textbooks and laboratory fees for college or other job related programs for all of its U.S. based employees. The Company also reimburses college tuition for the dependent children of its full-time U.S. based employees, which vests on a straight-line basis over ten years, up to the applicable local state university tuition rate. For certain employees and executives, the dependent children benefit is not limited. Minimum academic achievement is required in order to receive reimbursement under both programs. Aggregate expenses under the programs were approximately $1.5 million, $1.3 million and $1.5 million in 2009, 2008 and 2007, respectively.
8.	STOCK-BASED COMPENSATION
Compensation costs related to stock-based payments totaled $5.2 million, $6.8 million and $5.7 million for 2009, 2008 and 2007, respectively. Of these amounts, $4.4 million, $5.7 million and $4.5 million were included in Selling, General and Administrative Expenses, respectively. The remaining stock-based compensation expense is primarily included in Cost of Sales. During 2009, the Company reversed $2.6 million of previously recorded compensation expense related to performance based stock options as it was no longer probable that the performance metrics would be achieved on these awards. Stock-based compensation expense included in the Consolidated Statements of Cash Flows includes costs recognized for stock-based awards and the annual stock contribution to the Company’s 401(k) Plan. See Note 7 — “Employee Benefit Plans.”

Summary of Plans
The Company’s 1997 Stock Option Plan (“1997 Plan”) authorized the issuance of up to 480,000 shares of nonqualified and incentive stock options to purchase the Company’s common stock, subject to the terms of the plan. The 1997 Plan has been frozen to any new stock option issuances.
The Company’s 1998 Stock Option Plan (“1998 Plan”) authorized the issuance of up to 1,220,000 shares of nonqualified and incentive stock options to purchase the Company’s common stock, subject to the terms of the plan. The 1998 Plan has been frozen to any new stock option issuances.
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
The Company’s 2009 Stock Incentive Plan (“2009 Plan”) authorizes the issuance of up to 1,350,000 shares of equity incentive awards including nonqualified and incentive stock options, restricted stock, restricted stock units, stock bonuses and stock appreciation rights subject to the terms of the 2009 Plan. The 2009 Plan has a sub-limit that limits the amount of restricted stock, restricted stock units and stock bonuses that may be awarded in the aggregate to 200,000 shares of the 1,350,000 shares authorized.
As of January 1, 2010, 1,052,731 and 353,962 shares were available for future grants of stock options, stock appreciation rights, restricted stock, restricted stock units or stock bonuses under the 2009 Plan and 2005 Plan, respectively. Due to the respective plans sub-limits, of the shares available for grant only 200,000 and 353,962 shares may be issued under the 2009 Plan and the 2005 Plan, respectively, in the form of restricted stock, restricted stock units or stock bonuses.
Stock Options
Stock options granted generally vest over a four year period. Stock options expire 10 years from the date of grant. Stock options are granted at exercise prices equal to or greater than the fair value of the Company’s common stock on the date of grant. Performance-based stock options only vest if certain performance metrics are achieved. The performance metrics generally cover a three-year performance period beginning in the year of grant and include the achievement of revenue, adjusted operating earnings and adjusted operating cash flow targets.

The Company utilizes the Black-Scholes option pricing model to determine the fair value of stock options. Management is required to make certain assumptions with respect to selected model inputs, including anticipated changes in the underlying stock price (i.e. expected volatility) and option exercise activity (i.e. expected life). Expected volatility is based on the historical volatility of the Company’s stock over the most recent period commensurate with the estimated expected life of the stock options. The expected life of options granted, which represents the period of time that the options are expected to be outstanding, is based on historical data. The expected dividend yield is based on the Company’s history and expectation of dividend payouts. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period commensurate with the estimated expected life. If factors change and result in different assumptions, the stock option expense that the Company records for future grants may differ significantly from what the Company recorded in the current period. Stock-based compensation expense is only recorded for those awards that are expected to vest. Pre-vesting forfeiture estimates for determining appropriate stock-based compensation expense are estimated at the time of grant based on historical experience. Revisions are made to those estimates in subsequent periods if actual forfeitures differ from estimated forfeitures. For retirement eligible employees, whose awards immediately vest, a 0% forfeiture rate is used.
The weighted-average fair value and assumptions used are as follows:

	Year Ended
	January 1,	January 2,	December 28,
	2010	2009	2007
Weighted-average fair value	$8.63	$8.38	$11.84
Risk-free interest rate	2.03%	2.91%	4.52%
Expected volatility	39%	39%	40%
Expected life (in years)	5.6	5.2	5.3
Expected dividend yield	0%	0%	0%
Pre-vesting forfeiture rate	9%	9%	9%

The following tables summarize stock option activity:

			Weighted
		Weighted	average
	Number of	average	remaining	Aggregate
	time-vested	exercise	contractual life	intrinsic value
	stock options	price	(in years)	(in millions)
Outstanding at December 29, 2006	1,285,658	$24.64
Granted	230,477	25.11
Exercised	(138,667)	19.04
Forfeited or Expired	(76,301)	29.32

Outstanding at December 28, 2007	1,301,167	25.04
Granted	452,964	20.21
Exercised	(131,100)	16.85
Forfeited or Expired	(124,737)	25.21

Outstanding at January 2, 2009	1,498,294	24.28
Granted	243,920	26.53
Exercised	(13,736)	15.45
Forfeited or Expired	(366,355)	27.27

Outstanding at January 1, 2010	1,362,123	$23.94	6.8	$0.3

Expected to Vest at January 1, 2010	1,312,036	$23.94	6.7	$0.3

Exercisable at January 1, 2010	1,018,212	$24.03	6.3	$0.3

			Weighted
	Number of	Weighted	average
	performance-	average	remaining	Aggregate
	vested stock	exercise	contractual life	intrinsic value
	options	price	(in years)	(in millions)
Outstanding at December 29, 2006	340,871	$22.98
Granted	146,231	29.65
Exercised	(2,635)	22.38
Forfeited or Expired	(41,612)	24.17

Outstanding at December 28, 2007	442,855	25.08
Granted	417,888	21.88
Forfeited or Expired	(62,179)	22.24

Outstanding at January 2, 2009	798,564	23.62
Granted	310,407	26.53
Forfeited or Expired	(106,987)	24.00

Outstanding at January 1, 2010	1,001,984	$24.48	8.1	$0.0

Expected to Vest at January 1, 2010	574,001	$24.33	7.9	$0.0

Exercisable at January 1, 2010	222,199	$22.87	6.1	$0.0

Intrinsic value is calculated for in-the-money options (exercise price less than market price) outstanding and/or exercisable as the difference between the market price of our common shares as of January 1, 2010 ($19.23) and the weighted average exercise price of the underlying options, multiplied by the number of options outstanding and/or exercisable.
As of January 1, 2010, $4.8 million of unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average period of approximately 2 years. Shares are distributed from the Company’s authorized but unissued reserve upon the exercise of stock options or treasury stock if available. The Company does not intend to purchase treasury shares to fund the future exercises of stock options.

Proceeds from the exercise of stock options are credited to common stock at par value and the excess is credited to additional paid-in capital. A portion of the options outstanding qualify as incentive stock options (“ISO”) for income tax purposes. As such, a tax benefit is not recorded at the time the compensation cost related to the stock options is recorded for book purposes due to the fact that an ISO does not ordinarily result in a tax benefit unless there is a disqualifying disposition. Stock option grants of non-qualified stock options result in the creation of a deferred tax asset, which is a temporary difference, until the time that the option is exercised. The following table provides certain information relating to the exercise of stock options (in thousands):

	Year Ended
	January 1,	January 2,	December 28,
	2010	2009	2007
Intrinsic value	$80	$974	$1,338
Cash received	212	2,210	2,699
Tax benefit realized	24	313	292
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

		Weighted average
	Activity	fair value
Nonvested at December 29, 2006	204,156	$23.32
Shares granted (1)	122,031	27.17
Shares vested	(36,435)	23.56
Shares forfeited	(7,618)	23.30

Nonvested at December 28, 2007	282,134	24.96
Shares granted	142,441	20.08
Shares vested	(194,269)	24.04
Shares forfeited	(22,541)	21.39

Nonvested at January 2, 2009	207,765	22.86
Shares granted	100,358	26.17
Shares vested	(104,412)	23.79
Shares forfeited	(18,713)	23.49

Nonvested at January 1, 2010 (1)	184,998	$24.06

(1)	Includes 24,000 performance-vested restricted stock with a weighted average grant date fair value of $23.07 per share.
The fair value of restricted stock and restricted stock units is equal to the fair value of the Company’s stock on the date of grant. The realized tax benefit (expense) from the vesting of restricted stock and restricted stock units was ($0.1 million), $0.04 million and $0.03 million for 2009, 2008 and 2007, respectively. As of January 1, 2010, there was $3.9 million of total unrecognized compensation cost related to the restricted stock and restricted stock unit awards. That cost is expected to be recognized over a weighted-average period of approximately 2 years.

9.	OTHER OPERATING EXPENSES, NET
Other operating expenses, net are comprised of the following (in thousands):

	Year ended
	January 1,	January 2,	December 28,
	2010	2009	2007
(a) 2005 & 2006 facility shutdowns and consolidations	$—	$663	$4,697
(b) 2007 & 2008 facility shutdowns and consolidations	7,069	8,347	531
(c) Integration costs	3,077	5,369	—
(d) Asset dispositions and other	948	199	96

	$11,094	$14,578	$5,324

(a)	2005 & 2006 facility shutdowns and consolidations. Beginning in the first quarter of 2005 and ending in the second quarter of 2006 the Company consolidated its medical capacitor manufacturing operations in Cheektowaga, NY, and its implantable medical battery manufacturing operations in Clarence, NY, into its advanced power source manufacturing facility in Alden, NY (“Alden Facility”). The Company also consolidated its capacitor research, development and engineering operations from its Cheektowaga, NY facility into its technology center in Clarence, NY.
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
The total cost of these projects was $24.7 million, which was incurred from 2005 to 2008, and consisted of the following:
•	Severance and retention — $7.4 million;

•	Production inefficiencies, moving and revalidation — $4.6 million;

•	Accelerated depreciation and asset write-offs — $1.1 million;

•	Personnel — $8.4 million; and

•	Other — $3.2 million.

All categories of costs were considered to be cash expenditures, except accelerated depreciation and asset write-offs. Approximately $23.6 million of these expenses for the facility shutdowns and consolidations were included in the Greatbatch Medical business segment, $0.1 million in the Electrochem segment and $1.0 million was recorded in unallocated operating expenses. No costs related to these projects were incurred during 2009 as consolidations were complete and all payments have been made. Accrued liabilities related to the 2005 & 2006 facility shutdowns and consolidations are comprised of the following (in thousands):

		Production
		inefficiencies,
	Severance and	moving and
	retention	revalidation	Personnel	Other	Total
Balance, December 28, 2007	$2,150	$—	$—	$—	$2,150
Restructuring charges	159	42	184	278	663
Cash payments	(2,234)	(42)	(184)	(278)	(2,738)

Balance, January 2, 2009	$75	$—	$—	$—	$75

Cash payments	(75)				(75)

Balance, January 1, 2010	$—	$—	$—	$—	$—

(b)	2007 & 2008 facility shutdowns and consolidations. In the first quarter of 2007, the Company announced that it would close its Electrochem manufacturing facility in Canton, MA and construct a new 81,000 square foot replacement facility in Raynham, MA. This initiative was not cost savings driven but capacity driven and was completed in the first quarter of 2009.
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
In the fourth quarter of 2008, management approved a plan for the consolidation of its Teterboro, NJ (Electrochem manufacturing), Blaine, Minnesota (Vascular Access manufacturing) and Exton, Pennsylvania (Orthopaedics corporate office) facilities into existing facilities that had excess capacity. The Blaine, MN and Exton, PA consolidations were completed in the second quarter of 2009. The Teterboro, NJ initiative was completed in the fourth quarter of 2009.
The total cost incurred for these facility shutdowns and consolidations was $16.0 million and included the following:
•	Severance and retention — $4.5 million;

•	Production inefficiencies, moving and revalidation — $5.0 million;

•	Accelerated depreciation and asset write-offs — $4.2 million;

•	Personnel — $0.6 million; and

•	Other — $1.7 million.

All categories of costs are considered to be cash expenditures, except accelerated depreciation and asset write-offs. For 2009, costs relating to these initiatives of $1.6 million and $5.5 million were included in the Greatbatch Medical and Electrochem business segments, respectively. Costs incurred during 2008 of $0.3 million, $4.7 million and $3.3 million were included in unallocated Corporate expenses, Greatbatch Medical and Electrochem business segments, respectively. All costs incurred in 2007 were included in the Electrochem segment.
As a result of these consolidation initiatives, two Greatbatch Medical facilities and one Electrochem facility are classified as held for sale as of January 1, 2010. These facilities are recorded at the lower of their carrying amount or estimated fair value less cost to sell. The fair value of these facilities is primarily determined by reference to recent sales data for comparable facilities taking into consideration recent offers, if any, received from prospective buyers of the facility, which is categorized as Level 2 of the fair value hierarchy. For 2009 and 2008, write-downs of $0.3 million and $1.7 million, respectively, were recorded relating to the two Greatbatch Medical facilities and is included in Other Operating Expense, Net. These facilities are expected to be sold within the next year and have a carrying value of $5.3 million as of January 1, 2010 and are included in Other Current Assets in the Consolidated Balance Sheet.
Accrued liabilities related to the 2007 & 2008 facility shutdowns and consolidations are comprised of the following (in thousands):

		Production
		inefficiencies,	Accelerated
	Severance and	moving and	depreciation/
	retention	revalidation	asset write-offs	Personnel	Other	Total
Balance, December 28, 2007	$570	$—	$—	$—	$—	$570
Restructuring charges	2,661	2,074	2,978	82	552	8,347
Write-offs	—	—	(2,978)	—	—	(2,978)
Cash payments	(2,637)	(2,074)	—	(82)	(552)	(5,345)

Balance, January 2, 2009	$594	$—	$—	$—	$—	$594

Restructuring charges	1,796	2,948	671	534	1,120	7,069
Write-offs	—	—	(671)	—	—	(671)
Cash payments	(1,466)	(2,948)	—	(534)	(1,120)	(6,068)

Balance, January 1, 2010	$924	$—	$—	$—	$—	$924

(c)	Integration costs. For 2009 and 2008, the Company incurred costs related to the integration of the companies acquired in 2007 and 2008. The integration initiatives include the implementation of the Oracle ERP system, training and compliance with Company policies as well as the implementation of lean manufacturing and six sigma initiatives. The expenses are primarily for consultants, relocation and travel costs that will not be required after the integrations are completed.

(d)	Asset dispositions and other. During 2009, 2008 and 2007, the Company recorded write-downs in connection with various asset disposals, which were partially offset by insurance proceeds received. During 2009, the Company incurred approximately $0.6 million in severance charges in connection with various workforce reductions.
10.	INCOME TAXES
The U.S. and international components of income (loss) before provision (benefit) for income taxes were as follows (in thousands):

	Year Ended
	January 1,	January 2,	December 28,
	2010	2009	2007

U.S.	$(15,285)	$25,946	$23,004
International	(2,892)	(5,429)	915

	$(18,177)	$20,517	$23,919

The provision (benefit) for income taxes was comprised of the following (in thousands):

	Year Ended
	January 1,	January 2,	December 28,
	2010	2009	2007

Current:
Federal	$827	$5,860	$17,661
State	(177)	693	592
International	294	520	320

	944	7,073	18,573

Deferred:
Federal	(9,256)	3,024	(6,407)
State	(153)	(692)	(25)
International	(711)	(3,036)	(172)

	(10,120)	(704)	(6,604)

	$(9,176)	$6,369	$11,969

The provision (benefit) for income taxes differs from the U.S. statutory rate due to the following:

	Year Ended
	January 1,	January 2,	December 28,
	2010	2009	2007
Statutory rate	(35.0)%	35.0%	35.0%
Swiss tax holiday	0.0	(7.5)	0.0
Federal tax credits	(5.5)	(4.4)	(5.2)
Foreign rate differential	1.9	4.0	0.0
Uncertain tax positions	(7.8)	0.8	0.7
In-process research and development	0.0	3.0	20.3
State taxes, net of federal benefit	(1.2)	(0.9)	1.6
Valuation allowance	(0.1)	0.9	(0.7)
Other	(2.8)	0.1	(1.7)

Effective tax rate	(50.5)%	31.0%	50.0%

In February 2010, President Obama’s administration announced various proposals to modify certain aspects of the rules governing the U.S. taxation of certain non-U.S. subsidiaries. Many details of the proposals remain unknown and any legislation enacting such modifications would require Congressional approval; however, changes to these rules could significantly impact the Company’s effective tax rate.
During 2008, the Company received a nine year tax holiday (i.e. reduction in tax rate) from the Canton of Bern, Switzerland, beginning in 2009. This resulted in a one-time reduction of the Swiss deferred tax liabilities of approximately $1.5 million, which is reflected in the 2008 effective tax rate. The tax holiday was granted based upon projections of future capital investment and employment levels in the Canton of Bern. These projections are subject to periodic review by the governmental and tax authorities. If these projections are not met, part or all of the tax holiday may be revoked. If part or all of the tax holiday were revoked, a portion (or all) of the tax benefit recognized in 2008 would be reversed. The Company also negotiated a tax holiday with the Swiss federal authority’s contingent on certain conditions that have not yet been met. As such, this tax holiday will not be recorded until the conditions have been satisfied.

Deferred tax assets (liabilities) consist of the following (in thousands):

	Year Ended
	January 1,	January 2,
	2010	2009
Tax credits	$5,318	$5,307
Net operating loss carryforwards	4,189	3,633
Inventories	4,139	4,904
Accrued expenses	15,871	3,110
Stock-based compensation	5,711	4,790
Other	807	1,374

Gross deferred tax assets	36,035	23,118
Less valuation allowance	(5,656)	(4,485)

Net deferred tax assets	30,379	18,633

Property, plant and equipment	(3,471)	(4,233)
Intangible assets	(35,808)	(37,020)
Convertible subordinated notes	(28,789)	(25,257)

Gross deferred tax liabilities	(68,068)	(66,510)

Net deferred tax liability	$(37,689)	$(47,877)

Presented as follows:
Current deferred tax asset	$13,896	$8,086
Noncurrent deferred tax asset	2,458	1,942
Noncurrent deferred tax liability	(54,043)	(57,905)

Total net deferred tax liability	$(37,689)	$(47,877)

As of January 1, 2010, the Company has the following carryforwards available:

	Tax			Begin to
Jurisdiction	attribute	Amount		expire
U.S.	Net Operating Loss	$2.9 million	(1)	2022
Switzerland	Net Operating Loss	11.1 million	(1)	2011
State	Net Operating Loss	14.8 million	(1)	Various
State	R&D Credit	0.4 million		Various
State	Investment Tax Credit	4.9 million		Various

(1)	These tax attributes were acquired primarily as part of the Precimed acquisition in 2008. The utilization of certain net operating losses and credits is subject to an annual limitation under Internal Revenue Code Section 382.
Certain federal and state net operating loss carryforwards and tax credits per the income tax returns filed included uncertain tax positions taken in prior years. Due to the application of the accounting for uncertain tax positions, the actual tax attributes are larger than the net operating losses and tax credits for which a deferred tax asset is recognized for financial statement purposes.

In assessing the realizability of deferred tax assets, management considers, within each taxing jurisdiction, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the consideration of the weight of both positive and negative evidence, management has determined that a portion of the deferred tax assets as of January 1, 2010 and January 2, 2009 related to certain state investment tax credits and net operating losses will not be realized.
The Company files annual income tax returns in the U.S., various state and local jurisdictions, and in various foreign jurisdictions. A number of years may elapse before an uncertain tax position, for which the Company has unrecognized tax benefits, is examined and finally settled. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Company believes that its unrecognized tax benefits reflect the most probable outcome. The Company adjusts these unrecognized tax benefits, as well as the related interest, in light of changing facts and circumstances. The resolution of a matter could be recognized as an adjustment to the provision for income taxes and the effective tax rate in the period of resolution.
Below is a summary of changes to the unrecognized tax benefit (in thousands):

	Year Ended
	January 1,	January 2,	December 28,
	2010	2009	2007
Balance, beginning of year	$5,686	$1,678	$1,787
Additions based upon tax positions related to the current year	396	699	110
Additions recorded as part of business combinations	—	3,979	280
Reductions related to prior period tax positions	(1,185)	(373)	(481)
Reductions relating to settlements with tax authorities	(700)	(233)	—
Reductions as a result of a lapse of the applicable
statute of limitations	(779)	(64)	(18)

Balance, end of year	$3,418	$5,686	$1,678

The tax years that remain open and subject to tax audits varies depending on the tax jurisdiction. During 2009, the IRS completed their review of the Company’s 2006 and 2007 U.S. income tax returns. The 2008 tax year remains open for examination. In addition, the state of Massachusetts completed its audit of the 2004-2006 tax years of the Company.
It is reasonably possible that a reduction in the range of $0.0 million to $0.7 million of the balance of unrecognized tax benefits may occur within the next 12 months as a result of the lapse of the statute of limitations. As of the end of 2009, approximately $1.9 million of unrecognized tax benefits would favorably impact the effective tax rate (net of federal benefit on state issues), if recognized.
11.	COMMITMENTS AND CONTINGENCIES
Litigation — The Company is a party to various legal actions arising in the normal course of business. While the Company does not believe, except as indicated below, that the ultimate resolution of any such pending actions will have a material adverse effect on its results of operations, financial position or cash flows, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact in the period in which the ruling occurs.

As previously reported, in 2002, a former Electrochem customer, Input/Output Marine Systems (“Input/Output”), commenced an action against the Company alleging breach of contract, misappropriation of trade secrets, negligence, unfair trade practices and fraud arising out of a failed business transaction dating back to 1997 (the “Electrochem Litigation”). Although summary judgment was awarded in favor of the Company in February 2007, the Louisiana Court of Appeal reversed the decision of the trial court and reinstated the case. After trial in September 2009, a jury found in favor of Input/Output on the fraud, unfair trade practices and breach of contract claims and awarded damages in the amount of $21.7 million. The final judgment in the matter included an award of prejudgment interest bringing the total judgment to approximately $33 million. The Company’s post-trial motion for a new trial was denied, and the Company has now appealed the judgment to the Louisiana Court of Appeal. During the appeal process, interest on the judgment will accrue based upon the Louisiana statutory rate, which is currently 5.5%.
To date, the cost of defense in the Input/Output litigation has been paid by the Company’s insurance carrier. As a result of the jury verdict, the insurer has filed a declaratory judgment suit alleging that there is no coverage for the jury verdict, and that it has no further obligation to defend. Additionally, the insurer is seeking reimbursement of $1.3 million in defense costs expended prior to the jury verdict. The Company does not believe the insurer is entitled to reimbursement of the prior defense costs and is vigorously defending the suit.
During 2009, the Company accrued $34.5 million in connection with the Input/Output litigation.
As previously reported, on June 12, 2006, Enpath Medical, Inc. (“Enpath”), a subsidiary of the Company that has since been merged into Greatbatch Ltd., was named as defendant in a patent infringement action filed by Pressure Products Medical Supplies, Inc. (“Pressure Products”) in which Pressure Products alleged that Enpath’s FlowGuard™ valved introducer, which has been on the market for more than four years, and Enpath’s ViaSeal™ prototype introducer, which has not been sold, infringes claims in Pressure Products patents. After trial, a jury found that Enpath infringed the Pressure Products patents, but not willfully, and awarded damages in the amount of $1.1 million. The Company has appealed the judgment to the U.S. Court of Appeals for the Federal Circuit, and oral arguments were heard before that tribunal on April 21, 2009. As a result of a post-trial motion and pending the appeal, the Company is permitted to continue to sell FlowGuard™ provided that it pays into an escrow fund a royalty of between $1.50 and $2.25 for each sale of a FlowGuard™ valved introducer. The amount paid into escrow during 2009 was $0.9 million and $1.4 million in total as of January 1, 2010.
License agreements — The Company is a party to various license agreements for technology that is utilized in certain of its products. The most significant of these agreements are the licenses for basic technology used in the production of wet tantalum capacitors, filtered feedthroughs and MRI compatible lead systems. Expenses related to license agreements were $3.3 million, $3.0 million and $2.1 million, for 2009, 2008 and 2007, respectively, and are included in Cost of Sales.

Product Warranties — The change in product warranty liability was comprised of the following (in thousands):

	Year Ended
	January 1,	January 2,
	2010	2009
Beginning balance	$1,395	$1,454
Warranty reserves acquired	—	142
Additions to warranty reserve	668	1,185
Warranty claims paid	(733)	(1,386)

Ending balance	$1,330	$1,395

Operating Leases — The Company is a party to various operating lease agreements for buildings, equipment and software. The Company incurred operating lease expense of $3.4 million, $3.8 million, and $2.2 million, in 2009, 2008 and 2007, respectively. Minimum future annual operating lease payments are $2.8 million in 2010; $2.1 million in 2011 $2.0 million in 2012; $1.9 million in 2013; $1.6 million in 2014 and $1.7 million thereafter. The Company primarily leases buildings, which accounts for the majority of the future lease payments. Lease expense includes the effect of escalation clauses and leasehold improvement incentives which are accounted for ratably over the lease term.
Workers’ Compensation Trust — With respect to its operations in Western New York, the Company is a member of a group self-insurance trust that provides workers’ compensation benefits to eligible employees of the Company and other group member employers. For locations outside of Western New York, the Company utilizes traditional insurance relationships to provide workers’ compensation benefits. Under the terms of the Trust, the Company makes annual contributions to the Trust based on reported salaries paid to the employees using a rate based formula. Based on actual experience, the Company could receive a refund or be assessed additional contributions. For financial statement purposes, no amounts have been recorded for any refund or additional assessment since the Trust has not informed the Company of any such adjustments. Under the trust agreement, each participating organization has joint and several liability for trust obligations if the assets of the trust are not sufficient to cover those obligations.
Purchase Commitments — Contractual obligations for the purchase of goods or services are defined as agreements that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase orders are normally based on our current capital and manufacturing needs and are fulfilled by our vendors within short time horizons. We enter into blanket orders with vendors that have preferred pricing and terms, however these orders are normally cancelable by us without penalty. As of January 1, 2010, the total contractual obligation related to such expenditures is $20.8 million, the majority of which is expected to be paid in 2010 and will be financed by cash and cash equivalents or financing under the Credit Facility. We also enter into contracts for outsourced services; however, the obligations under these contracts were not significant and the contracts generally contain clauses allowing for cancellation without significant penalty.

Foreign Currency Contract — In December 2007, the Company entered into a forward contract to purchase 80,000,000 CHF, at an exchange rate of 1.1389 CHF per one U.S. dollar, in order to partially fund the purchase price of Precimed, which was payable in Swiss Francs. In January 2008, the Company entered into an additional forward contract to purchase 20,000,000 CHF at an exchange rate of 1.1156 per one U.S. dollar. The Company entered into a similar foreign exchange contract in January 2008 in order to fund the purchase price of the Chaumont Facility, which was payable in Euros. The net result of the above contracts, which were settled upon the funding of the respective acquisitions, was a gain of $2.4 million, $1.6 million of which was recorded in 2008 as Other Income, Net.
In February 2009, the Company entered into forward contracts to purchase 10 million Mexican pesos per month from March 2009 to December 2009 at an exchange rate of 14.85 pesos per one U.S. dollar. These contracts were entered into in order to hedge the risk of peso-denominated payments associated with the operations at the Company’s Tijuana, Mexico facility and were accounted for as cash flow hedges. No portion of the change in fair value of these foreign currency contracts during 2009 was considered ineffective. The amount recorded as a reduction of Cost of Sales during 2009 related to these forward contracts was $0.6 million.
In December 2009, the Company entered into forward contracts to purchase 6.6 million Mexican pesos per month from January 2010 to December 2010 at an exchange rate of 13.159 pesos per one U.S. dollar. These contracts were entered into in order to hedge the risk of peso-denominated payments associated with the operations at the Company’s Tijuana, Mexico facility for 2010. These contracts are being accounted for as cash flow hedges and had a negative fair value of $0.09 million as of January 1, 2010, which is recorded within Other Current Liabilities in the Consolidated Balance Sheet.
2010 Foreign Currency Contracts (Unaudited) — In February 2010, the Company entered into forward contracts to purchase an additional 3.3 million Mexican pesos per month from February 2010 to December 2010 at an exchange rate of 13.1595 pesos per one U.S. dollar. These contracts were entered into in order to hedge the risk of peso denominated payments associated with the operations at the Company’s Tijuana, Mexico facility for 2010. These contracts are being accounted for as cash flow hedges.
12.	FAIR VALUE MEASUREMENTS
The following table provides information regarding assets and liabilities recorded at fair value in the Company’s Consolidated Balance Sheet as of January 1, 2010 (in thousands):

		Fair value measurements using
			Significant
		Quoted prices in	other	Significant
	At	active markets for	observable	unobservable
	January 1,	identical assets	inputs	inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Assets
Assets held for sale (Note 9)	$3,207	$—	$3,207	$—

Liabilities
Foreign currency contracts (Note 11)	89	—	89	—
Interest rate swaps (Note 6)	1,612	—	1,612	—

Assets held for sale — Assets held for sale are recorded at the lower of their carrying amount or estimated fair value less cost to sell. For the two properties written-down in 2008 and 2009, the fair value was primarily determined by reference to recent sales data for comparable facilities taking into consideration recent offers, if any, received from prospective buyers of the facility. The Company’s assets held for sale that are recorded at fair value are categorized in Level 2 of the fair value hierarchy.
Interest rate swaps — The fair value of interest rate swaps are determined through the use of cash flow models that utilize observable market data inputs to estimate fair value. These observable market data inputs include LIBOR and swap rates, and credit spread curves. In addition to the above, the Company receives fair value estimates from the interest rate swap counterparty to verify the reasonableness of the Company’s estimates. The Company’s interest rate swaps are categorized in Level 2 of the fair value hierarchy.
Foreign currency contracts — The fair value of foreign currency contracts are determined through the use of cash flow models that utilize observable market data inputs to estimate fair value. These observable market data inputs include foreign exchange rate and credit spread curves. In addition to the above, the Company receives fair value estimates from the foreign currency contract counterparty to verify the reasonableness of the Company’s estimates. The Company’s foreign currency contracts are categorized in Level 2 of the fair value hierarchy.
Convertible subordinated notes — The fair value of the Company’s convertible subordinated notes disclosed in Note 6 — “Debt” were determined by reference to recent third-party transactions for the Company’s notes in an inactive market. The Company’s convertible subordinated notes are categorized in Level 2 of the fair value hierarchy.
Pension plan assets — The fair value of the Company’s pension plan assets disclosed in Note 7 — “Employee Benefit Plans” are determined based upon quoted market prices in active markets or multidimensional relational models with observable market data inputs to estimate fair value. These observable market data inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers and reference data. The Company’s pension plan assets are categorized in Level 1 or Level 2 of the fair value hierarchy.
13.	BUSINESS SEGMENT INFORMATION
The Company operates its business in two reportable segments — Greatbatch Medical and Electrochem. During 2009, the Company rebranded its IMC segment as Greatbatch Medical. The Greatbatch Medical segment designs and manufactures systems, components and devices for the CRM, Neuromodulation, Vascular Access and Orthopaedic markets. The Company’s products include: 1) batteries, capacitors, filtered and unfiltered feedthroughs, engineered components and enclosures used in IMDs; 2) instruments and delivery systems used in hip and knee replacement, trauma and spine surgeries as well as hip, knee and shoulder implants; and 3) introducers, catheters, steerable sheaths and implantable stimulation leads. Additionally, Greatbatch Medical offers value-added assembly and design engineering services for medical systems and devices within the markets in which it operates.
Electrochem is a world leader in the design, manufacture and distribution of electrochemical cells, battery packs and wireless sensors for demanding applications in markets such as energy, security, portable medical, environmental monitoring and more.

The Company defines segment income (loss) from operations as sales less cost of sales and expenses attributable to segment-specific selling, general and administrative, research, development and engineering expenses, and other operating expenses. Segment income (loss) also includes a portion of non-segment specific selling, general and administrative expenses based on allocations appropriate to the expense categories. The remaining unallocated operating expenses are primarily corporate headquarters and administrative function expenses. Transactions between the two segments are not significant. Segment assets are intended to correlate with invested capital. The amounts include accounts receivable, inventories, net property, plant and equipment, amortizing intangible assets, trademark and tradenames, and goodwill. Corporate assets consist primarily of cash and investments, non-segment specific deferred income taxes and net property, plant and equipment for corporate headquarters. The accounting policies of the segments are the same as those described and referenced in Note 1 “Summary of Significant Accounting Policies.” Sales by geographic area are presented by attributing sales from external customers based on where the products are shipped.
The Greatbatch Medical segment results for 2009 includes a $15.9 million intangible asset write-down (See Note 4). The 2009 Electrochem operating loss includes a $34.5 million charge related to the Electrochem Litigation (See Note 11). The Greatbatch Medical segment results for 2008 includes $6.2 million and $2.2 million of inventory step-up amortization and IPR&D expense, respectively, related to the acquisitions in 2007 and 2008. Greatbatch Medical results for 2007 includes $1.5 million and $16.1 million of inventory step-up amortization and IPR&D expense, respectively, related to the acquisitions in 2007. Electrochem segment results for 2008 and 2007 include $0.2 million of inventory step-up amortization related to the acquisitions in 2007.
An analysis and reconciliation of the Company’s business segment and product line information to the respective information in the consolidated financial statements is presented below (in thousands):

	Year Ended
	January 1,	January 2,	December 28,
	2010	2009	2007
Sales:
Greatbatch Medical
CRM/Neuromodulation	$305,354	$286,251	$253,676
Vascular Access	35,816	39,443	16,146
Orthopaedic	113,897	142,446	—

Total Greatbatch Medical	455,067	468,140	269,822
Electrochem	66,754	78,504	48,924

Total sales	$521,821	$546,644	$318,746

	Year Ended
	January 1,	January 2,	December 28,
	2010	2009	2007
Segment income (loss) from operations:
Greatbatch Medical	$46,270	$49,760	$25,367
Electrochem	(32,734)	9,499	9,378

Total segment income from operations	13,536	59,259	34,745
Unallocated operating expenses	(12,488)	(24,365)	(14,725)

Operating income as reported	1,048	34,894	20,020
Unallocated other income (expense)(1)	(19,225)	(14,377)	3,899

Income (loss) before provision (benefit) for income taxes as reported	$(18,177)	$20,517	$23,919

	Year Ended
	January 1,	January 2,	December 28,
	2010	2009	2007
Depreciation and amortization:
Greatbatch Medical	$29,869	$36,987	$19,166
Electrochem	2,860	2,748	1,632

Total depreciation and amortization included in segment income from operations	32,729	39,735	20,798
Unallocated depreciation and amortization(1)	14,500	12,433	9,813

Total depreciation and amortization	$47,229	$52,168	$30,611

	Year Ended
	January 1,	January 2,	December 28,
	2010	2009	2007
Expenditures for tangible long-lived assets, excluding acquisitions:
Greatbatch Medical	$11,261	$11,414	$12,847
Electrochem	910	19,602	7,558

Total reportable segments	12,171	31,016	20,405
Unallocated long-lived tangible assets	7,040	16,562	2,087

Total expenditures	$19,211	$47,578	$22,492

(1)	Retroactively adjusted to reflect change in accounting for convertible debt. See Note 1.

	As of
	January 1,	January 2,
	2010	2009
Identifiable assets, net:
Greatbatch Medical	$663,539	$678,565
Electrochem	79,157	65,631

Total reportable segments	742,696	744,196
Unallocated assets (1)	87,847	103,837

Total assets	$830,543	$848,033

	Year Ended
	January 1,	January 2,	December 28,
	2010	2009	2007
Sales by geographic area:
United States	$245,974	$266,985	$153,708
Non-domestic countries:
Puerto Rico	76,823	56,941	42,132
United Kingdom & Ireland	66,255	75,917	67,409
France	37,373	74,670	13,065
Belgium	29,431	—	—
All other	65,965	72,131	42,432

Consolidated sales	$521,821	$546,644	$318,746

	As of
	January 1,	January 2,
	2010	2009(1)
Long-lived tangible assets:
United States	$132,605	$141,733
Foreign countries	38,478	42,119

Consolidated long-lived assets	$171,083	$183,852

A significant portion of the Company’s sales and accounts receivable were to four customers as follows:

	Sales			Accounts Receivable
	Year Ended			As of
	January 1,	January 2,	December 28,	January 1,	January 2,
	2010	2009	2007	2010	2009
Customer A	22%	17%	25%	13%	11%
Customer B	17%	14%	17%	19%	12%
Customer C	12%	13%	25%	11%	9%
Customer D	12%	12%	0%	5%	5%

Total	63%	56%	67%	48%	37%

(1)	Retroactively adjusted to reflect change in accounting for convertible debt. See Note 1.

14.	QUARTERLY SALES AND EARNINGS DATA — UNAUDITED

	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.
	(in thousands, except per share data)
2009
Sales	$125,808	$121,470	$134,725	$139,818
Gross profit	41,646	39,137	41,472	44,164
Net income (loss) (1)(2)	(1,534)	(20,693)	6,562	6,664
Earnings (loss) per share — basic	(0.07)	(0.90)	0.29	0.29
Earnings (loss) per share — diluted	(0.07)	(0.90)	0.28	0.28

2008
Sales	$146,600	$136,242	$141,648	$122,154
Gross profit	46,742	41,753	40,595	26,699
Net income (loss) (3) (4)	7,364	6,516	4,713	(4,445)
Earnings (loss) per share — basic (4)	0.33	0.29	0.21	(0.20)
Earnings (loss) per share — diluted (4)	0.31	0.28	0.21	(0.20)

(1)	Net loss in the 2009 fourth quarter includes the write-down of intangible assets. See Note 4.

(2)	Net loss in the 2009 third quarter includes the Electrochem Litigation. See Note 11.

(3)	Net loss in the 2008 first quarter includes inventory step-up amortization and an IPR&D charge related to our 2007 and 2008 acquisitions.

(4)	Retroactively adjusted to reflect change in accounting for convertible debt. See Note 1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Management’s Report on Internal Control Over Financial Reporting — Appears under Part II, Item 8, “Financial Statements and Supplementary Data” along with the attestation report of our independent registered public accounting firm.
a.	Evaluation of Disclosure Controls and Procedures — Our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the SEC. These disclosure controls and procedures have been designed to provide reasonable assurance that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Based on their evaluation, as of January 1, 2010, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.
b.	Changes in Internal Control Over Financial Reporting — There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter to which this Annual Report on Form 10-K relates that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The identification of each of the Registrant’s directors is incorporated by reference to the caption “Election of Directors” contained in the Company’s definitive Proxy Statement for its 2010 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or about April 14, 2010.
The identification of the Company’s executive officers is presented under the caption “Executive Officers of the Company” contained in Part I of this Annual Report on Form 10-K.
The other information required by Item 10 is incorporated by reference to the Company’s definitive Proxy Statement for its 2010 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or about April 14, 2010.

ITEM 11.	EXECUTIVE COMPENSATION
Information regarding executive compensation in the Proxy Statement for the 2010 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding security ownership of certain beneficial owners in the Proxy Statement for the 2010 Annual Meeting of Stockholders is incorporated herein by reference.
EQUITY COMPENSATION PLAN INFORMATION
The following table provides information regarding the Company’s equity compensation plans:

Number of securities
remaining available for
	Number of securities to be	Weighted-average exercise	future issuance under
	issued upon exercise of	price of outstanding	equity compensation plans
Plan Category	outstanding options,	options, warrants and	(excluding securities
(As of January 1, 2010)	warrants and rights	rights	reflected in column (a))
	( a )	( b )	( c )(2)
Equity compensation plans approved by security holders (1)	2,435,276	$24.17	1,406,693
Equity compensation plan not approved by security holders	—	—	—

Total	2,435,276	$24.17	1,406,693

(1)	Consists of stock options issued under the 1997 and 1998 Stock Option Plan, Non-Employee Director Stock Incentive Plan, 2005 Stock Incentive Plan and the 2009 Stock Incentive Plan. Also includes 71,169 shares of restricted stock units that were granted under the 2005 Stock Incentive Plan at a weighted average grant date fair value of $26.02 per share.

(2)	As of January 1, 2010, 1,406,693 shares were available for future grants of stock options, stock appreciation rights, restricted stock, restricted stock units or stock bonuses. Due to plan sub-limits, of the shares available for grant only 553,962 shares may be issued in the form of restricted stock, restricted stock units or stock bonuses.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information regarding certain relationships and related transactions, and director independence in the Proxy Statement for the 2010 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information regarding the fees paid to and services provided by Deloitte & Touche LLP, the Company’s independent registered public accounting firm, in the Proxy Statement for the 2010 Annual Meeting of Stockholders is incorporated herein by reference.
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)	LIST OF DOCUMENTS FILED AS PART OF THIS REPORT
(1)	Financial statements and financial statement schedules filed as part of this Annual Report on Form 10-K. See Part II, Item 8. “Financial Statements and Supplementary Data.”
(2)	The following financial statement schedule is included in this report on Form 10-K (in thousands):
Schedule II — Valuation and Qualifying Accounts

	Col. B	Additions						Col. E
	Balance at			Charged to		Col. D		Balance at
Col. A	Beginning	Charged to		Other Accounts-		Deductions-		End of
Description	of Period	Costs & Expenses		Describe		Describe		Period
January 1, 2010
Allowance for doubtful accounts	$1,603	$961		$—		$(112	)(2)	$2,452
Valuation allowance for deferred income tax assets	$4,485	$1,171	(1)	$—		$—		$5,656
January 2, 2009
Allowance for doubtful accounts	$758	$590		$374	(4)	$(119	)(2)	$1,603
Valuation allowance for deferred income tax assets	$3,969	$—		$580	(4)	$(64	)(1)	$4,485
December 28, 2007
Allowance for doubtful accounts	$532	$151		$173	(3)	$(98	)(2)	$758
Valuation allowance for deferred income tax assets	$4,342	$—		$—		$(373	)(1)	$3,969

(1)	Valuation allowance (reversal) recorded in the provision for income taxes for certain net operating losses and tax credits.

(2)	Accounts written off, net of collections on accounts receivable previously written off.

(3)	Balances recorded as a part of our 2007 acquisitions of Enpath Medical, Quan Emerteq and EAC.

(4)	Balances recorded as a part of our 2008 acquisitions of P Medical Holding SA.
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

Dated: March 2, 2010	By	/s/ Thomas J. Hook
Thomas J. Hook
President & Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Thomas J. Hook Thomas J. Hook	President & Chief Executive Officer & Director	March 2, 2010

/s/ Thomas J. Mazza Thomas J. Mazza	Senior Vice President & Chief Financial Officer (Principal Financial Officer)	March 2, 2010

/s/ Marco F. Benedetti Marco F. Benedetti	Corporate Controller (Principal Accounting Officer)	March 2, 2010

/s/ Bill R. Sanford Bill R. Sanford	Chairman	March 2, 2010

/s/ Pamela G. Bailey Pamela G. Bailey	Director	March 2, 2010

/s/ Michael Dinkins Michael Dinkins	Director	March 2, 2010

/s/ Kevin C. Melia Kevin C. Melia	Director	March 2, 2010

/s/ Dr. Joseph A. Miller, Jr. Dr. Joseph A. Miller, Jr.	Director	March 2, 2010

/s/ Peter H. Soderberg Peter H. Soderberg	Director	March 2, 2010

/s/ William B. Summers, Jr.	Director	March 2, 2010
William B. Summers, Jr.

/s/ John P. Wareham John P. Wareham	Director	March 2, 2010

/s/ Dr. Helena S. Wisniewski	Director	March 2, 2010
Dr. Helena S. Wisniewski

EXHIBIT INDEX

EXHIBIT
NUMBER		DESCRIPTION

3.1		Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to our quarterly report on Form 10-Q for the period ended June 27, 2008).

3.2	*	Amended and Restated Bylaws as of March 2, 2009.

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

10.1	#
1997 Stock Option Plan (including form of “standard” option agreement and form of “special” option agreement) (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-1 (File No. 333-37554)).

10.2	#
1998 Stock Option Plan (including form of “standard” option agreement, form of “special” option agreement and form of “non-standard” option agreement) (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1 (File No. 333-37554)).

EXHIBIT
NUMBER		DESCRIPTION

10.3	#	Greatbatch Ltd. Equity Plus Plan Money Purchase Plan (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-1 (File No. 333-37554)).

10.4	#	Greatbatch Ltd. Equity Plus Plan Stock Bonus Plan (incorporated by reference to Exhibit 10.4 to our Registration Statement on Form S-1 (File No. 333-37554)).

10.5	#	Non-Employee Director Stock Incentive Plan (incorporated by reference to Exhibit A to our Definitive Proxy Statement on Schedule 14-A filed on April 22, 2002).

10.6	#	Greatbatch, Inc. Executive Short Term Incentive Compensation Plan (incorporated by reference to Exhibit B to our Definitive Proxy Statement on Schedule 14A filed on April 20, 2007).

10.7
Credit Agreement dated as of May 22, 2007 by and among Greatbatch Ltd., the lenders party thereto and Manufacturers and Traders Trust Company, as administrative agent (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on May 25, 2007).

10.8
Amendment No. 1 to Credit Agreement dated as of December 20, 2007 by and among Greatbatch Ltd., the lenders party thereto and Manufacturers and Traders Trust Company, as administrative agent. (incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K for the year ended January 2, 2009)

10.9
Amendment No. 2 to Credit Agreement dated as of November 4, 2008 by and among Greatbatch Ltd., the lenders party thereto and Manufacturers and Traders Trust Company, as administrative agent. (incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-K for the year ended January 2, 2009)

10.10	*	Amendment No. 3 to Credit Agreement dated as of March 31, 2009 by and among Greatbatch Ltd., the lenders party thereto and Manufacturers and Traders Trust Company, as administrative agent.

10.11	*	Amendment No. 4 to Credit Agreement dated as of October 30, 2009 by and among Greatbatch Ltd., the lenders party thereto and Manufacturers and Traders Trust Company, as administrative agent.

10.12	#	2002 Restricted Stock Plan (incorporated by reference to Appendix B to our Definitive Proxy Statement on Schedule 14A filed on April 9, 2003).

10.13		License Agreement dated August 8, 1996, between Greatbatch Ltd. and Evans Capacitor Company (incorporated by reference to Exhibit 10.23 to our Registration Statement on Form S-1 (File No. 333-37554)).

10.14	+
Amendment No. 2 dated December 6, 2002, between Greatbatch Technologies, Ltd. and Evans Capacitor Company (incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K for the year ended January 3, 2003).

EXHIBIT
NUMBER		DESCRIPTION

10.15	+
Supplier Partnering Agreement dated as of October 23, 2003, between Greatbatch, Inc. and Pacesetter, Inc., a St. Jude Medical Company (incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K for the year ended January 2, 2004).

10.16	+
Amendment No. 1 dated October 8, 2004, to Supplier Partnering Agreement dated as of October 23, 2003, between Greatbatch, Inc. and Pacesetter, Inc., d/b/a St. Jude Medical CRMD (incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.17	+
License Agreement dated October 25, 2005 between Greatbatch, Inc. and Medtronic, Inc. (incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K for the fiscal year ended December 30, 2005).

10.18	#
Form of Change of Control Agreement, dated August 14, 2006, between Greatbatch, Inc. and our executive officers (Thomas J. Hook, Thomas J. Mazza, Mauricio Arellano, Susan M. Bratton, Susan H. Campbell, Barbara Davis and Timothy McEvoy) (incoporated by reference to Exhibit 10.17 to Annual Report on Form 10-K for the fiscal year ended December 29, 2006).

10.19	#
Employment Agreement dated August 8, 2006 between Greatbatch, Inc. and Thomas J. Hook (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2006).

10.20	#	2005 Stock Incentive Plan (incorporated by reference to Exhibit B to our Definitive Proxy Statement on Schedule 14A filed on April 20, 2007).

10.21	#	2009 Stock Incentive Plan (incorporated by reference to Exhibit A to our Definitive Proxy Statement on Schedule 14A filed on April 13, 2009).

10.22	#	Form of Restricted Stock Award Letter (incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K for the fiscal year ended December 30, 2005).

10.23	#	Form of Incentive Stock Option Award Letter (incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K for the fiscal year ended December 30, 2005).

10.24	#	Form of Nonqualified Option Award Letter (incorporated by reference to Exhibit 10.24 to our Annual Report on Form 10-K for the fiscal year ended December 30, 2005).

10.25	#	Form of Stock Option Award Letter (incorporated by reference to Exhibit 10.25 to our Annual Report on Form 10-K for the fiscal year ended December 30, 2005).

10.26	+
Supply Agreement for medical device components dated March 31, 2006, between Greatbatch, Inc. and SORIN/ELA BIOMEDICA CRM and ELA MEDICAL SAS (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006).

10.27
Form of Exchange and Purchase Agreement dated March 22, 2007, by and between Greatbatch, Inc. and certain other parties thereto related to its outstanding 2 1/4% Convertible Subordinated Debentures due 2013. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 29, 2007).

EXHIBIT
NUMBER		DESCRIPTION

10.28	+
Amendment No. 2 to Supplier Partnering Agreement, effective as of July 27, 2005, between Greatbatch, Inc. and Pacesetter, Inc. d/b/a St. Jude Medical CRMD (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 30, 2007).

10.29	+
Amendment No. 2 to Supplier Partnering Agreement, effective as of January 1, 2006, between Greatbatch, Inc. and Pacesetter, Inc. d/b/a St. Jude Medical CRMD (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 30, 2007).

10.30	+
Amendment No. 4 to Supplier Partnering Agreement, effective as of January 1, 2006, between Greatbatch, Inc. and Pacesetter, Inc. d/b/a St. Jude Medical CRMD (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended March 30, 2007).

10.31	+
Amendment No. 5 to Supplier Partnering Agreement, effective as of March 1, 2007, between Greatbatch, Inc. and Pacesetter, Inc. d/b/a St. Jude Medical CRMD (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended March 30, 2007).

10.32	+
Amendment No. 6 to Supplier Partnering Agreement, effective as of March 1, 2007, between Greatbatch, Inc. and Pacesetter, Inc. d/b/a St. Jude Medical CRMD (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended March 30, 2007).

10.33	+
Supply Agreement between Cardiac Pacemakers, Inc. (d/b/a Boston Scientific) and Greatbatch, Ltd., 2007 — 2010, effective July 1, 2007 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 29, 2007).

12.1	*	Ratio of Earnings to Fixed Charges (Unaudited)

21.1	*	Subsidiaries of Greatbatch, Inc.

23.1	*	Consent of Independent Registered Public Accounting Firm

31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Portions of those exhibits marked “+” have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

* -	Filed herewith.

# -	Indicates exhibits that are management contracts or compensation plans or arrangements required to be filed pursuant to Item 14(c) of Form 10-K.