Form 10-Q
period 2010-04-02
GREATBATCH, INC.
filed 2010-05-12
CIK 1114483

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter ended April 2, 2010
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
The number of shares outstanding of the Company’s common stock, $0.001 par value per share, as of May 12, 2010 was: 23,225,175 shares.

GREATBATCH, INC.
TABLE OF CONTENTS FOR FORM 10-Q
AS OF AND FOR THE THREE MONTHS ENDED APRIL 2, 2010

PART I — FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GREATBATCH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS — Unaudited
(in thousands except share and per share data)

	As of
	April 2,	January 1,
	2010	2010
ASSETS
Current assets:
Cash and cash equivalents	$56,317	$37,864
Accounts receivable, net of allowance for doubtful accounts of $1.9 million in 2010 and $2.5 million in 2009	81,568	81,488
Inventories	105,924	106,609
Deferred income taxes	14,040	13,896
Prepaid expenses and other current assets	10,607	13,313

Total current assets	268,456	253,170
Property, plant and equipment, net	148,110	153,601
Amortizing intangible assets, net	79,092	82,076
Trademarks and tradenames	20,288	20,288
Goodwill	302,778	303,926
Deferred income taxes	1,764	2,458
Other assets	14,777	15,024

Total assets	$835,265	$830,543

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$30,450	$30,450
Accounts payable	35,505	34,395
Income taxes payable	1,253	403
Accrued expenses and other current liabilities	63,040	67,996

Total current liabilities	130,248	133,244
Long-term debt	261,327	258,972
Deferred income taxes	55,625	54,043
Other long-term liabilities	4,406	4,560

Total liabilities	451,606	450,819

Stockholders’ equity:
Preferred stock, $0.001 par value, authorized 100,000,000 shares; no shares issued or outstanding in 2010 or 2009	—	—
Common stock, $0.001 par value, authorized 100,000,000 shares; 23,226,418 shares issued and 23,193,410 shares outstanding in 2010; 23,190,105 shares issued and 23,157,097 shares outstanding in 2009	23	23
Additional paid-in capital	293,035	291,926
Treasury stock, at cost, 33,008 shares in 2010 and 2009	(635)	(635)
Retained earnings	91,809	86,262
Accumulated other comprehensive income (loss)	(573)	2,148

Total stockholders’ equity	383,659	379,724

Total liabilities and stockholders’ equity	$835,265	$830,543

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREATBATCH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME — Unaudited
(in thousands except per share data)

	Three months ended
	April 2,	April 3,
	2010	2009

Sales	$132,029	$139,818
Cost of sales	90,365	95,654

Gross profit	41,664	44,164
Operating expenses:
Selling, general and administrative expenses	15,652	18,687
Research, development and engineering costs, net	11,024	7,875
Other operating expenses, net	992	2,803

Total operating expenses	27,668	29,365
Operating income	13,996	14,799
Interest expense	5,148	4,889
Interest income	(2)	(25)
Other expense, net	316	207

Income before provision for income taxes	8,534	9,728
Provision for income taxes	2,987	3,064

Net income	$5,547	$6,664

Earnings per share:
Basic	$0.24	$0.29
Diluted	$0.24	$0.28

Weighted average shares outstanding:
Basic	23,044	22,814
Diluted	23,907	23,899

Comprehensive income:
Net income	$5,547	$6,664
Foreign currency translation loss	(3,194)	(3,917)
Unrealized gain on cash flow hedges, net of tax	473	266

Comprehensive income	$2,826	$3,013

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREATBATCH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — Unaudited
(in thousands)

	Three months ended
	April 2,	April 3,
	2010	2009
Cash flows from operating activities:
Net income	$5,547	$6,664
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,767	11,669
Stock-based compensation	1,092	2,861
Other non-cash losses	622	847
Deferred income taxes	1,934	2,158
Changes in operating assets and liabilities:
Accounts receivable	(506)	(7,092)
Inventories	75	(6,543)
Prepaid expenses and other current assets	1,856	815
Accounts payable	1,912	(7,581)
Accrued expenses and other current liabilities	(3,981)	(3,503)
Income taxes payable	898	(235)

Net cash provided by operating activities	21,216	60

Cash flows from investing activities:
Acquisition of property, plant and equipment	(3,066)	(5,416)
Proceeds from sale of property, plant and equipment	1,092	—
Other investing activities	7	184

Net cash used in investing activities	(1,967)	(5,232)

Cash flows from financing activities:
Principal payments of long-term debt	—	(13,000)
Proceeds from issuance of long-term debt	—	12,000
Other financing activities	(618)	(722)

Net cash used in financing activities	(618)	(1,722)

Effect of foreign currency exchange rates on cash and cash equivalents	(178)	(71)

Net increase (decrease) in cash and cash equivalents	18,453	(6,965)
Cash and cash equivalents, beginning of year	37,864	22,063

Cash and cash equivalents, end of period	$56,317	$15,098

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREATBATCH, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY — Unaudited
(in thousands)

							Accumulated
			Additional	Treasury			Other	Total
	Common Stock		Paid-In	Stock		Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Equity

Balance, January 1, 2010	23,190	$23	$291,926	(33)	$(635)	$86,262	$2,148	$379,724
Stock-based compensation	—	—	1,092	—	—	—	—	1,092
Net shares issued under stock incentive plans	36	—	15	—	—	—	—	15
Income tax benefit from stock options and restricted stock	—	—	2	—	—	—	—	2
Net income	—	—	—	—	—	5,547	—	5,547
Total other comprehensive loss	—	—	—	—	—	—	(2,721)	(2,721)

Balance, April 2, 2010	23,226	$23	$293,035	(33)	$(635)	$91,809	$(573)	$383,659

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited
1.	BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information (Accounting Standards Codification (“ASC”) 270, Interim Reporting) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of Greatbatch, Inc. and its wholly-owned subsidiary Greatbatch Ltd. (collectively “Greatbatch” or the “Company”) for the periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from these estimates. The January 1, 2010 condensed consolidated balance sheet data was derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended January 1, 2010. The Company utilizes a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31st. For 52-week years, each quarter contains 13 weeks. The first quarter of 2010 and 2009 each contained 13 weeks and ended on April 2, and April 3, respectively.
2.	SUPPLEMENTAL CASH FLOW INFORMATION

	Three months ended
	April 2,	April 3,
	2010	2009
Noncash investing and financing activities (in thousands):
Unrealized gain on cash flow hedges, net	$473	$266
Common stock contributed to 401(k) Plan	—	4,015
Property, plant and equipment purchases included in accounts payable	290	1,636

Cash paid during the period for:
Interest	$587	$916
Income taxes	197	440

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con’t) — Unaudited
3.	INVENTORIES, NET
Inventories are comprised of the following (in thousands):

	April 2,	January 1,
	2010	2010
Raw materials	$49,472	$54,002
Work-in-process	31,052	28,329
Finished goods	25,400	24,278

Total	$105,924	$106,609

4.	INTANGIBLE ASSETS
Amortizing intangible assets are comprised of the following (in thousands):

	Gross		Foreign
	carrying	Accumulated	currency	Net carrying
	amount	amortization	translation	amount
April 2, 2010
Purchased technology and patents	$82,673	$(43,751)	$161	$39,083
Customer lists	46,818	(8,090)	277	39,005
Other	3,519	(2,523)	8	1,004

Total amortizing intangible assets	$133,010	$(54,364)	$446	$79,092

January 1, 2010
Purchased technology and patents	$82,673	$(42,289)	$399	$40,783
Customer lists	46,818	(7,264)	612	40,166
Other	3,519	(2,410)	18	1,127

Total amortizing intangible assets	$133,010	$(51,963)	$1,029	$82,076

Aggregate amortization expense for the first quarter of 2010 and 2009 was $2.4 million and $2.6 million, respectively. As of April 2, 2010, annual amortization expense is estimated to be $7.2 million for the remainder of 2010, $9.5 million for 2011, $9.4 million for 2012, $8.6 million for 2013, and $7.9 million for 2014.
The change in goodwill during the first quarter of 2010 is as follows (in thousands):

	Greatbatch
	Medical	Electrochem	Total
Balance at January 1, 2010	$293,983	$9,943	$303,926
Foreign currency translation	(1,148)	—	(1,148)

Balance at April 2, 2010	$292,835	$9,943	$302,778

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con’t) — Unaudited
5.	DEBT
Long-term debt is comprised of the following (in thousands):

	April 2,	January 1,
	2010	2010
Revolving line of credit	$98,000	$98,000
2.25% convertible subordinated notes I, due 2013	30,450	30,450
2.25% convertible subordinated notes II, due 2013	197,782	197,782
Unamortized discount	(34,455)	(36,810)

Total debt	291,777	289,422
Less: current portion of long-term debt	(30,450)	(30,450)

Total long-term debt	$261,327	$258,972

Revolving Line of Credit — The Company has a senior credit facility (the “Credit Facility”) consisting of a $235 million revolving credit facility, which can be increased to $335 million upon the Company’s request and approval by a majority of the lenders. The Credit Facility also contains a $15 million letter of credit subfacility and a $15 million swingline subfacility. In connection with the Electrochem Litigation described in Note 10, the Company was required to bond the amount of the judgment and statutory interest in order to appeal. The Company satisfied this requirement by posting a bond, which required collateralization. The Company received approval from the lenders supporting the Credit Facility to increase the letter of credit subfacility by $35 million for use only in connection with bonding the appeal of the Electrochem Litigation.
The Credit Facility is secured by the Company’s non-realty assets including cash, accounts receivable and inventories, and has an expiration date of May 22, 2012 with a one-time option to extend to April 1, 2013 if no default has occurred. Interest rates under the Credit Facility are, at the Company’s option, based upon the current prime rate or the LIBOR rate plus a margin that varies with the Company’s leverage ratio, as defined in the credit agreement for the Credit Facility. If interest is paid based upon the prime rate, the applicable margin is between minus 1.25% and 0.00%. If interest is paid based upon the LIBOR rate, the applicable margin is between 1.00% and 2.00%. The Company is required to pay a fee on its outstanding letter of credit equal to a margin between 1.00% and 2.00%, depending on the Company’s leverage ratio, as defined in the credit agreement, plus 0.125%. The Company is also required to pay a commitment fee between 0.125% and 0.250% per annum on the unused portion of the Credit Facility based on the Company’s leverage ratio, as defined in the credit agreement.
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
The Credit Facility also requires the Company to maintain a ratio of adjusted EBITDA, as defined in the credit agreement, to interest expense of at least 3.00 to 1.00, and a total leverage ratio, as defined in the credit agreement, of not greater than 4.50 to 1.00. The calculation of adjusted EBITDA and leverage ratio exclude non-cash charges, as well as charges in connection with the Electrochem Litigation up to a limit of $35 million. As of April 2, 2010, the Company was in compliance with all required covenants.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con’t) — Unaudited
The Credit Facility contains customary events of default. Upon the occurrence and during the continuance of an event of default, a majority of the lenders may declare the outstanding advances and all other obligations under the Credit Facility immediately due and payable.
The weighted average interest rate on borrowings under the Company’s revolving line of credit as of April 2, 2010, which does not include the impact of the interest rate swaps described below, was 1.43% and resets based upon the six-month LIBOR rate. As of April 2, 2010, the Company had $114 million available under the Credit Facility. This amount may vary from period to period based upon the debt levels of the Company as well as the level of EBITDA which impacts the covenant calculations described above. The interest rate on the $23 million letter of credit outstanding as of April 2, 2010 was 1.125%.
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

						Current	Fair
					Pay	receive	value	Balance
	Type of	Notional	Start	End	fixed	floating	April 2,	sheet
Instrument	hedge	amount	date	date	rate	rate	2010	location
		(In thousands)					(In thousands)
Int. rate swap	Cash flow	$80,000	3/5/2008	7/7/2010	3.09%	1.08%	$(565)	Other Current Liabilities
Int. rate swap	Cash flow	18,000	12/18/2008	12/18/2010	2.00%	0.45%	(585)	Other Current Liabilities
Int. rate swap	Cash flow	50,000	7/7/2010	7/7/2011	2.16%	6M LIBOR	(187)	Other Long-Term Liabilities

							$(1,337)

The estimated fair value of the interest rate swap agreements represents the amount the Company would have to pay to terminate the contracts. No portion of the change in fair value of the interest rate swaps during the first quarters of 2010 or 2009 was considered ineffective. The amount recorded as additional Interest Expense related to the interest rate swaps was $0.6 million and $0.2 million during the first quarters of 2010 and 2009, respectively.
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

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con’t) — Unaudited
The following is a summary of the significant terms of CSN I and CSN II:
CSN I — The notes bear interest at 2.25% per annum, payable semi-annually, and are due on June 15, 2013. Holders may convert the notes into shares of the Company’s common stock at a conversion price of $40.29 per share, which is equivalent to a conversion ratio of 24.8219 shares per $1,000 of principal, subject to adjustment, before the close of business on June 15, 2013 only under the following circumstances: (1) during any fiscal quarter commencing after July 4, 2003, if the closing sale price of the Company’s common stock exceeds 120% of the $40.29 conversion price for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding fiscal quarter; (2) subject to certain exceptions, during the five business days after any five consecutive trading day period in which the trading price per $1,000 of principal for each day of such period was less than 98% of the product of the closing sale price of the Company’s common stock and the number of shares issuable upon conversion of $1,000 of principal; (3) if the notes have been called for redemption; or (4) upon the occurrence of certain corporate events. The fair value of CSN I as of April 2, 2010 was approximately $30 million and is based on recent sales prices.
Beginning June 20, 2010, the Company may redeem any of the notes at a redemption price of 100% of their principal amount, plus accrued interest. Note holders may require the Company to repurchase their notes on June 15, 2010 or at any time prior to their maturity following a fundamental change, as defined in the indenture agreement, at a repurchase price of 100% of their principal amount, plus accrued interest. As a result of this provision, the remaining balance of CSN I, along with the associated deferred tax liability and deferred fees, are classified as short-term in the Condensed Consolidated Balance Sheet and will be repaid with availability under the Company’s revolving line of credit or cash on hand. The notes are subordinated in right of payment to all of our senior indebtedness and effectively subordinated to all debts and other liabilities of the Company’s subsidiaries.
Beginning with the six-month interest period commencing June 15, 2010, the Company will pay additional contingent interest during any six-month interest period if the trading price of the notes for each of the five trading days immediately preceding the first day of the interest period equals or exceeds 120% of the principal amount of the notes.
CSN II — The notes bear interest at 2.25% per annum, payable semi-annually, and are due on June 15, 2013. The holders may convert the notes into shares of the Company’s common stock at a conversion price of $34.70 per share, which is equivalent to a conversion ratio of 28.8219 shares per $1,000 of principal. The conversion price and the conversion ratio will adjust automatically upon certain changes to the Company’s capitalization. CSN II notes were issued at a price of $950 per $1,000 of principal. The fair value of CSN II as of April 2, 2010 was approximately $177 million and is based on recent sales prices.
The effective interest rate of CSN II, which takes into consideration the amortization of the discount and deferred fees related to the issuance of these notes is 8.5%. The discount on CSN II is being amortized to the maturity date of the convertible notes utilizing the effective interest method. As of April 2, 2010, the carrying amount of the discount related to the CSN II conversion option value was $29.1 million. As of April 2, 2010, the if-converted value of CSN II notes does not exceed its principal amount as the Company’s closing stock price of $20.90 did not exceed the conversion price of $34.70 per share.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con’t) — Unaudited
The contractual interest and discount amortization for CSN II were as follows (in thousands):

	Three months ended
	April 2,	April 3,
	2010	2009
Contractual interest	$1,113	$1,113
Discount amortization	2,354	2,204
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
Deferred Financing Fees — The following is a reconciliation of deferred financing fees for the first three months of 2010 (in thousands):

Balance at January 1, 2010	$3,028
Amortization during the period	(269)

Balance at April 2, 2010	$2,759

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con’t) — Unaudited
6.	PENSION PLANS
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
The change in the net pension liability for the first three months of 2010 is as follows (in thousands):

Balance at January 1, 2010	$3,974
Net periodic pension cost	245
Benefit payments	(250)
Foreign currency translation	(126)

Balance at April 2, 2010	$3,843

Net pension cost is comprised of the following (in thousands):

	Three months ended
	April 2, 2010	April 3, 2009
Service cost	$240	$210
Interest cost	106	96
Amortization of net loss	5	30
Expected return on plan assets	(106)	(75)

Net pension cost	$245	$261

7.	STOCK-BASED COMPENSATION
Compensation costs related to share-based payments for the three months ended April 2, 2010 and April 3, 2009 totaled $1.1 million and $1.8 million, respectively. Stock-based compensation expense included in the Condensed Consolidated Statement of Cash Flows for the first quarter of 2009 includes costs recognized for the annual share contribution to the Company’s 401(k) Plan as well as for share-based payments.
The weighted average fair value and assumptions used to value options granted are as follows:

	Three months ended
	April 2,	April 3,
	2010	2009
Weighted average fair value	$8.16	$10.49
Risk-free interest rate	2.57%	1.77%
Expected volatility	40%	40%
Expected life (in years)	5	6
Expected dividend yield	0%	0%

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con’t) — Unaudited
The following tables summarize time- and performance-vested stock option activity:

			Weighted
			average
		Weighted	remaining
	Number of	average	contractual	Aggregate
	time-vested	exercise	life	intrinsic value
	stock options	price	(in years)	(in millions)
Outstanding at January 1, 2010	1,362,123	$23.94
Granted	191,272	20.36
Exercised	(1,000)	15.00
Forfeited or expired	(21,325)	22.66

Outstanding at April 2, 2010	1,531,070	$23.51	6.9	$0.9

Exercisable at April 2, 2010	1,010,897	$24.06	6.0	$0.7

			Weighted
			average
	Number of	Weighted	remaining
	performance-	average	contractual	Aggregate
	vested stock	exercise	life	intrinsic value
	options	price	(in years)	(in millions)
Outstanding at January 1, 2010	1,001,984	$24.48
Granted	—	—
Forfeited or expired	(179,475)	28.05

Outstanding at April 2, 2010	822,509	$23.71	8.0	$0.0

Exercisable at April 2, 2010	206,255	$22.86	5.9	$0.0

The following tables summarize time- and performance vested restricted stock and restricted stock unit activity:

	Time-vested	Weighted average
	Activity	fair value
Nonvested at January 1, 2010	160,998	$24.28
Shares granted	77,175	20.34
Shares forfeited	(6,024)	25.28

Nonvested at April 2, 2010	232,149	$22.95

	Performance-vested	Weighted average
	Activity	fair value
Nonvested at January 1, 2010	24,000	$22.59
Shares granted	285,198	14.46
Shares forfeited	(200)	18.47

Nonvested at April 2, 2010	308,998	$15.09

The performance-based restricted stock units granted in 2010 only vest if certain performance metrics are achieved. The amount of shares that ultimately vest range from 0 shares to 285,198 shares based upon the total shareholder return of the Company versus the Company’s compensation peer group, as disclosed in the Company’s definitive proxy statement filed on April 20, 2010, over a three year performance period beginning in the year of grant.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con’t) — Unaudited
8.	OTHER OPERATING EXPENSES, NET
The following were recorded in other operating expense, net in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (in thousands):

	Three months ended
	April 2,	April 3,
	2010	2009

(a) 2007 & 2008 facility shutdowns and consolidations	$320	$1,899
(b) Integration costs	122	863
(c) Asset dispositions and other	550	41

	$992	$2,803

(a) 2007 & 2008 facility shutdowns and consolidations. In the first quarter of 2007, the Company announced that it would close its Electrochem manufacturing facility in Canton, MA and construct a new 81,000 square foot replacement facility in Raynham, MA. This initiative was not cost savings driven but capacity driven and was completed in the first quarter of 2009.
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
In the fourth quarter of 2008, management approved a plan for the consolidation of its Teterboro, NJ (Electrochem manufacturing), Blaine, Minnesota (vascular manufacturing) and Exton, Pennsylvania (orthopaedics corporate office) facilities into existing facilities that had excess capacity. The Blaine, MN and Exton, PA consolidations were completed in the second quarter of 2009. The Teterboro, NJ initiative was substantially completed in the fourth quarter of 2009.
The total cost incurred for these facility shutdowns and consolidations was $16.3 million and included the following:
a.	Severance and retention — $4.5 million;
b.	Production inefficiencies, moving and revalidation — $5.2 million;
c.	Accelerated depreciation and asset write-offs — $4.2 million;
d.	Personnel — $0.7 million; and
e.	Other — $1.7 million.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con’t) — Unaudited
All categories of costs are considered to be cash expenditures, except accelerated depreciation and asset write-offs. Costs incurred during the first quarter of 2010 relating to these initiatives were included in the Electrochem business segment. For the first quarter of 2009, costs relating to these initiatives of $1.0 million and $0.9 million were included in the Greatbatch Medical and Electrochem business segments, respectively.
As a result of these consolidation initiatives, one Greatbatch Medical facility and one Electrochem facility are classified as held for sale as of April 2, 2010. These facilities are recorded at the lower of their carrying amount or estimated fair value less cost to sell. The fair value of these facilities is primarily determined by reference to recent sales data for comparable facilities taking into consideration recent offers, if any, received from prospective buyers of the facility, which is categorized as Level 2 in the fair value hierarchy. These facilities are expected to be sold within the next year and have a carrying value of $4.2 million as of April 2, 2010 and are included in Other Current Assets in the Condensed Consolidated Balance Sheet. During the first quarter of 2010, the Company sold its Saignelegier, Switzerland facility for $1.1 million, which was previously classified as held for sale. No gain or loss was recognized during the period related to this facility.
Accrued liabilities related to the 2007 & 2008 facility shutdowns and consolidations are comprised of the following (in thousands):

		Production	Accelerated
	Severance	inefficiencies,	depreciation/
	and	moving and	asset write-
	retention	revalidation	offs	Personnel	Other	Total
Balance, January 2, 2009	$594	$—	$—	$—	$—	$594
Restructuring charges	1,796	2,948	671	534	1,120	7,069
Write-offs	—	—	(671)	—	—	(671)
Cash payments	(1,466)	(2,948)	—	(534)	(1,120)	(6,068)

Balance, January 1, 2010	$924	$—	$—	$—	$—	$924
Restructuring charges	—	153	—	68	99	320
Write-offs	—	—	—	—	—	—
Cash payments	(741)	(153)	—	(68)	(99)	(1,061)

Balance, April 2, 2010	$183	$—	$—	$—	$—	$183

(b) Integration costs. During the first quarter of 2010 and 2009, the Company incurred costs related to the integration of the companies acquired in 2007 and 2008. The integration initiatives include the implementation of the Oracle ERP system, training and compliance with Company policies as well as the implementation of lean manufacturing and six sigma initiatives. These expenses are primarily for consultants, relocation and travel costs that will not be required after the integrations are completed.

(c) Asset dispositions and other. During the first quarter of 2010 and 2009, the Company recorded write-downs in connection with various asset disposals, which were partially offset by insurance proceeds received.
9.	INCOME TAXES
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

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con’t) — Unaudited
During the first quarter of 2010, there has been no change in the balance of unrecognized tax benefits. Approximately $1.9 million of the balance of unrecognized tax benefits would favorably impact the effective tax rate (net of federal benefit on state issues), if recognized. It is reasonably possible that a reduction of approximately $0.7 million of the balance of unrecognized tax benefits may occur within the next twelve months as a result of the expiration of applicable statutes of limitation.
10.	COMMITMENTS AND CONTINGENCIES
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
As previously reported, the Company is appealing the September 2009 jury verdict in the Input/Output Marine Systems (“Input/Output”) action against the Company (“Electrochem Litigation”). During the third quarter of 2009, the Company accrued $34.5 million in connection with this litigation. No changes to this accrual have been made since that time. During the appeal process, interest on the judgment will accrue based upon the Louisiana statutory rate, which is currently 3.75%.
To date, the cost of defense in the Electrochem Litigation has been paid by the Company’s insurance carrier. As a result of the jury verdict in that case, the insurer has filed a declaratory judgment suit alleging that there is no coverage for the jury verdict, and that it has no further obligation to defend. Additionally, the insurer is seeking reimbursement of $1.3 million in defense costs expended prior to the jury verdict. The Company does not believe the insurer is entitled to reimbursement of the prior defense costs and is vigorously defending the suit.
With regard to the previously reported patent infringement action filed by Pressure Products Medical Supplies, Inc. (“Pressure Products”), the U.S. Court of Appeals for the Federal Circuit on March 24, 2010 ruled in favor of the Company by vacating the August 2008 patent infringement verdict that resulted in a $1.1 million damages award against the Company. The U.S. Appeals Court for the Federal Circuit concluded that the trial court erred in a definition it provided for a patent claim term and remanded the case back to the U.S. District Court for the Eastern District of Texas for further proceedings consistent with the appellate court’s findings. As a result of a post-trial motion and pending the appeal, the Company was permitted to continue to sell FlowGuard™ provided that it paid into an escrow fund a royalty of between $1.50 and $2.25 for each sale of a FlowGuard™ valved introducer. The amount paid into escrow during the first quarter of 2010 was $0.09 million and $1.49 million in total as of April 2, 2010.
Product Warranties — The Company generally warrants that its products will meet customer specifications and will be free from defects in materials and workmanship. The Company accrues its estimated exposure to warranty claims based upon recent historical experience and other specific information as it becomes available.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con’t) — Unaudited
The change in aggregate product warranty liability for the quarter ended April 2, 2010 is as follows (in thousands):

Beginning balance at January 1, 2010	$1,330
Additions to warranty reserve	645
Warranty claims paid	(283)

Ending balance at April 2, 2010	$1,692

Purchase Commitments — Contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase orders are normally based on our current manufacturing needs and are fulfilled by our vendors within short time horizons. We enter into blanket orders with vendors that have preferred pricing and terms, however these orders are normally cancelable by us without penalty. As of April 2, 2010, the total contractual obligation related to such expenditures is approximately $12.8 million and will be financed by existing cash and cash equivalents or cash generated from operations over the next twelve months. We also enter into contracts for outsourced services; however, the obligations under these contracts were not significant and the contracts generally contain clauses allowing for cancellation without significant penalty.
Operating Leases — The Company is a party to various operating lease agreements for buildings, equipment and software. Minimum future annual operating lease payments are $2.2 million for the remainder of 2010; $2.1 million in 2011; $2.1 million in 2012; $1.9 million in 2013; $1.6 million in 2014 and $1.7 million thereafter. The Company primarily leases buildings, which accounts for the majority of the future lease payments.
Foreign Currency Contracts — In February 2009, the Company entered into forward contracts to purchase 10 million Mexican pesos per month from March 2009 to December 2009 at an exchange rate of 14.85 pesos per one U.S. dollar. These contracts were entered into in order to hedge the risk of peso-denominated payments associated with the operations at the Company’s Tijuana, Mexico facility for 2009. These contracts were accounted for as cash flow hedges. No portion of the change in fair value of these foreign currency contracts during the first three months of 2009 was considered ineffective.
In December 2009, the Company entered into forward contracts to purchase 6.6 million Mexican pesos per month from January 2010 to December 2010 at an exchange rate of 13.159 pesos per one U.S. dollar. In February 2010, the Company entered into forward contracts to purchase an additional 3.3 million Mexican pesos per month from February 2010 to December 2010 at an exchange rate of 13.1595 pesos per one U.S. dollar. These contracts were entered into in order to hedge the risk of peso-denominated payments associated with the operations at the Company’s Tijuana, Mexico facility for 2010 and are being accounted for as cash flow hedges. As of April 2, 2010, these contracts had a positive fair value of $0.4 million, which is recorded within Other Current Assets in the Condensed Consolidated Balance Sheet. The amount recorded as a reduction of Cost of Sales during the first three months of 2010 related to these forward contracts was $0.2 million. No portion of the change in fair value of these foreign currency contracts during the first three months of 2010 was considered ineffective.
Self-Insured Medical Plan — In an attempt to help offset the cost of rising health care expenses, beginning in 2010, the Company began self-funding the medical insurance coverage for all of its U.S. based employees. The risk to the Company is being limited through the use of stop loss insurance which has annual deductibles in the amount of $0.2 million per covered participant and $9.9 million in the aggregate. As of April 2, 2010, the Company has $2.2 million accrued related to the self-insurance of its medical plan, which is recorded as Accrued Expenses and Other Current Liabilities in the Condensed Consolidated Balance Sheet, and is based upon prior years claim history.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con’t) — Unaudited
11.	EARNINGS PER SHARE
The following table reflects the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended
	April 2,	April 3,
	2010	2009
Numerator for basic earnings per share:
Net income	$5,547	$6,664
Effect of dilutive securities:
Interest expense on convertible notes and related deferred financing fees, net of tax	130	130

Numerator for diluted earnings per share	$5,677	$6,794

Denominator for basic earnings per share:
Weighted average shares outstanding	23,044	22,814
Effect of dilutive securities:
Convertible subordinated notes	756	756
Stock options and unvested restricted stock	107	329

Denominator for diluted earnings per share	23,907	23,899

Basic earnings per share	$0.24	$0.29

Diluted earnings per share	$0.24	$0.28

The diluted weighted average share calculations do not include the following securities, which are not dilutive to the EPS calculations or the applicable performance criteria had not been met:

	Three months ended
	April 2,	April 3,
	2010	2009
Time based stock options, restricted stock and restricted stock units	1,621,000	1,510,000
Performance based stock options and restricted stock units	901,000	510,000
12.	COMPREHENSIVE INCOME
The Company’s comprehensive income as reported in the Condensed Consolidated Statements of Operations and Comprehensive Income includes net income, foreign currency translation losses and unrealized gains on cash flow hedges.
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

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con’t) — Unaudited
The Company has designated its interest rate swaps and foreign currency contracts (See Notes 5 and 10) as cash flow hedges. Accordingly, the effective portion of any change in the fair value of these instruments is recorded in comprehensive income (loss), net of tax, and reclassified into earnings (Interest Expense — Swaps, Cost of Sales — FX Contracts) in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge ineffectiveness are recognized in current earnings.
Accumulated other comprehensive income (loss) is comprised of the following (in thousands):

	Defined		Foreign
	benefit		currency
	pension plan	Cash flow	translation	Total pre-tax		Net-of tax-
	liability	hedges	adjustment	amount	Tax amount	amount

Balance at January 1, 2010	$(1,455)	$(1,701)	$4,334	$1,178	$970	$2,148
Unrealized gain on cash flow hedges	—	194	—	194	(68)	126
Realized loss on cash flow hedges	—	534	—	534	(187)	347
Foreign currency translation loss	—	—	(3,194)	(3,194)	—	(3,194)

Balance at April 2, 2010	$(1,455)	$(973)	$1,140	$(1,288)	$715	$(573)

13.	FAIR VALUE MEASUREMENTS
The following table provides information regarding assets and liabilities recorded at fair value in the Company’s Condensed Consolidated Balance Sheet as of April 2, 2010 (in thousands):

		Fair value measurements using
		Quoted
		prices in
		active
		markets	Significant
		for	other	Significant
	At	identical	observable	unobservable
	April 2,	assets	inputs	inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Assets
Foreign currency contracts	$364	$—	$364	$—

Liabilities
Interest rate swaps	$(1,337)	$—	$(1,337)	$—
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

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con’t) — Unaudited
Convertible subordinated notes — The fair value of the Company’s convertible subordinated notes disclosed in Note 5 — “Debt” were determined based upon recent third-party transactions for the Company’s notes in an inactive market. The Company’s convertible subordinated notes are valued for disclosure purposes utilizing Level 2 measurements of the fair value hierarchy.
Cost method investments — The Company holds certain cost method investments that are measured at fair value on a non-recurring basis in periods subsequent to initial recognition. The fair value of a cost method investment is only estimated if there are identified events or changes in circumstances that indicate impairment may be present. The aggregate carrying amount of our cost method investments included in Other Assets was $11.9 million as of April 2, 2010 and January 1, 2010.
14.	BUSINESS SEGMENT, GEOGRAPHIC AND CONCENTRATION RISK INFORMATION
The Company operates its business in two reportable segments — Greatbatch Medical and Electrochem Solutions. The Greatbatch Medical segment designs and manufactures components and devices for the CRM, neuromodulation, vascular and orthopaedics markets. Additionally, the Greatbatch Medical business offers value-added assembly and design engineering services for products that incorporate Greatbatch Medical components.
Electrochem designs, manufactures and distributes of electrochemical cells, battery packs and wireless sensors for demanding applications in markets such as energy, security, portable medical, environmental monitoring and more.
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

	Three months ended
	April 2,	April 3,
	2010	2009
Sales:
Greatbatch Medical
CRM/Neuromodulation	$76,925	$77,267
Vascular	8,166	10,733
Orthopaedics	29,442	34,083

Total Greatbatch Medical	114,533	122,083
Electrochem	17,496	17,735

Total sales	$132,029	$139,818

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con’t) — Unaudited

	Three months ended
	April 2,	April 3,
	2010	2009
Segment income from operations:
Greatbatch Medical	$14,030	$16,638
Electrochem	3,753	1,395

Total segment income from operations	17,783	18,033
Unallocated operating expenses	(3,787)	(3,234)

Operating income as reported	13,996	14,799
Unallocated other expense	(5,462)	(5,071)

Income before provision for income taxes	$8,534	$9,728

Sales by geographic area are presented in the following table by allocating sales from external customers based on where the products are shipped to (in thousands):

	Three months ended
	April 2,	April 3,
	2010	2009
Sales by geographic area:
United States	$58,219	$71,222
Non-Domestic locations:
Puerto Rico	22,603	15,319
Belgium	16,185	65
United Kingdom & Ireland	13,628	15,372
France	2,043	19,704
Rest of world	19,351	18,136

Consolidated sales	$132,029	$139,818

Long-lived tangible assets by geographic area are as follows:

	As of
	April 2,	January 1,
	2010	2010
Long-lived tangible assets:
United States	$128,762	$132,605
Rest of world	35,889	38,478

Consolidated long-lived assets	$164,651	$171,083

Four customers accounted for a significant portion of the Company’s sales as follows:

	Three months ended
	April 2,	April 3,
	2010	2009
Customer A	24%	21%
Customer B	17%	15%
Customer C	13%	12%
Customer D	9%	11%

Total	63%	59%

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con’t) — Unaudited
15.	IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
In the normal course of business, management evaluates all new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”), Securities and Exchange Commission (“SEC”), Emerging Issues Task Force (“EITF”), American Institute of Certified Public Accountants (“AICPA”) or other authoritative accounting bodies to determine the potential impact they may have on the Company’s Consolidated Financial Statements. Based upon this review, management does not expect any of the recently issued accounting pronouncements, which have not already been adopted, to have a material impact on the Company’s Condensed Consolidated Financial Statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Business
We operate our business in two reportable segments — Greatbatch Medical and Electrochem Solutions (“Electrochem”). Greatbatch Medical designs and manufactures systems, components and devices for the cardiac rhythm management (“CRM”), neuromodulation, vascular and orthopaedics markets. Greatbatch Medical customers include large multi-national original equipment manufacturers (“OEMs”). Greatbatch Medical products include: 1) batteries, capacitors, filtered and unfiltered feedthroughs, engineered components and enclosures used in Implantable Medical Devices (“IMDs”); 2) introducers, catheters, steerable sheaths and implantable stimulation leads; and 3) instruments and delivery systems used in hip and knee replacement, trauma and spine surgeries as well as hip, knee and shoulder implants. Additionally, Greatbatch Medical offers value-added assembly and design engineering services for medical systems and devices within the markets in which it operates.
Electrochem provides technology solutions for critical industrial applications, including customized battery power and wireless sensing systems. Originating from the lithium cell invented for the implantable pacemaker by our Company’s founder, Wilson Greatbatch, Electrochem’s technology and superior quality and reliability is utilized in markets world-wide.
Our Customers
Greatbatch Medical customers include leading OEMs, in alphabetical order here and throughout this report, such as Biotronik, Boston Scientific, DePuy, Johnson & Johnson, Medtronic, Smith & Nephew, Sorin Group, St. Jude Medical, Stryker and Zimmer. The nature and extent of our selling relationships with each OEM varies in terms of breadth of products purchased, purchased product volumes, length of contractual commitment, ordering patterns, inventory management and selling prices. During the first three months of 2010, Boston Scientific, Johnson & Johnson, Medtronic and St. Jude Medical collectively accounted for 63% of our total sales.
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
Our Electrochem customers are primarily companies in markets such as energy, security, portable medical and environmental monitoring including 3M, General Electric, Halliburton, Honeywell, Thales, Weatherford and Zoll Medical.

Financial Overview
Sales for the first quarter of 2010 were $132.0 million compared to $139.8 million in the comparable 2009 period and $125.8 million for the fourth quarter of 2009. The 6% decline from the prior year was due to inventory stocking by our customers in the 2009 period and the uncertain economic and regulatory environment, which primarily impacted our orthopaedics and energy markets. However, in comparison to the sequential 2009 fourth quarter, sales increased 5% driven by improvements across all of our product lines, including a 17% increase in orthopaedics and an 8% increase in vascular sales. Our sequential growth was broad-based and was supported by improvement in all of the underlying markets we serve and is a positive sign that those markets have begun to stabilize.
We prepare our consolidated financial statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Additionally, we consistently report and discuss in our quarterly earnings releases and investor presentations adjusted operating income and margin, adjusted net income and adjusted earnings per diluted share. These adjusted amounts consist of GAAP amounts excluding the following adjustments to the extent they occur during the period: (i) acquisition-related charges; (ii) facility consolidation; manufacturing transfer and system integration charges; (iii) asset write-down and disposition charges; (iv) litigation charges; (v) the impact of accounting changes and (vi) the income tax (benefit) related to these adjustments. We believe that reporting these amounts provides important supplemental information to our investors and creditors seeking to understand the financial and business trends relating to our financial condition and results of operations. Additionally, the performance-based compensation of our executive management is determined utilizing these adjusted amounts.
GAAP operating income for the first quarter of 2010 was $14.0 million, or 10.6% of sales, compared to $14.8 million, or 10.6% of sales, for the 2009 first quarter. Similarly, adjusted operating income was $15.0 million, or 11.4% of sales, in the first quarter 2010, compared to $17.6 million, or 12.6% of sales, for the comparable 2009 period. The decrease in GAAP and adjusted operating income from the prior year was mainly due to lower revenue levels, as described above, as well as a higher level of net research, development and engineering costs (“RD&E”), which, as expected, were higher in the current year period due to further investment in the development of new technologies in order to create long-term growth opportunities, as well as a lower level of customer cost reimbursements. The negative impact of these variances was partially offset by a lower level of selling, general and administrative expenses (“SG&A”) due to our various consolidation and cost cutting initiatives, as well as reduced 2010 performance-based compensation of approximately $1.6 million for the quarter compared to the 2009 period.
A reconciliation of GAAP operating income to adjusted operating income is as follows (in thousands):

	Three months ended
	April 2,	April 3,
	2010	2009
Operating income as reported:	$13,996	$14,799
Adjustments:
Consolidation costs	320	1,899
Integration expenses	122	863
Asset dispositions & other	550	41

Operating income — adjusted	$14,988	$17,602

Operating margin — adjusted	11.4%	12.6%

This lower operating income, as well as a higher effective tax rate in 2010, due to the expiration of the U.S. R&D tax credit at the end of 2009, caused GAAP diluted EPS for the first quarter 2010 to decrease to $0.24 per share compared to $0.28 per share for the first quarter 2009. Similarly, adjusted diluted EPS were $0.32 per share in the first quarter 2010 versus $0.41 for the comparable 2009 period.

A reconciliation of GAAP income before taxes to adjusted net income and adjusted diluted EPS is as follows (in thousands, except per share amounts):

	Three months ended
	April 2,	April 3,
	2010	2009
Income before taxes as reported:	$8,534	$9,728
Adjustments:
Consolidation costs	320	1,899
Integration expenses	122	863
Asset dispositions & other	550	41

Adjusted income before taxes	9,526	12,531
Incremental non-cash interest expense on CSN II convertible debt (Note 5)	1,914	1,775

Sub-total	11,440	14,306
Adjusted provision for income taxes	4,004	4,666

Adjusted net income	$7,436	$9,640

Adjusted diluted EPS	$0.32	$0.41

Number of shares	23,900	23,900
Cash flows from operations for the first quarter of 2010 were $21.2 million compared to $0.06 million for the 2009 first quarter and $21.5 million for the 2009 fourth quarter. The increase from the prior year first quarter is primarily due to our strategic initiatives designed to improve operational efficiency, which included initiatives to reduce inventory and receivable levels, as well as the timing of payments and lower consolidation and integrations costs. As of April 2, 2010, we had $56.3 million of cash and cash equivalents and $114 million of availability under our revolving line of credit. We currently expect that cash generated during 2010 will be used to support capital expenditures and to pay down debt.
Our CEO’s View
We carried the momentum that began in the fourth quarter of last year into 2010, delivering sequential sales growth for the second consecutive quarter. More importantly, our growth was broad-based and was supported by improvement in all of the underlying markets we serve. We are encouraged by this top-line growth and have reiterated our annual sales growth targets for the year.
During the quarter, we continued to take steps to improve our operating efficiency in order to fund our RD&E investments and we expect our operating margin to improve throughout the remainder of the year as sales increase and we further leverage our manufacturing capacity. We remain confident that our full-year adjusted operating margin will be in-line with our target of 12.0% to 13.5% of sales for 2010. Additionally, we remain committed to our long-term growth and profitability, which we believe will be fueled by our investments in innovative new products and solutions, as well as improved operational efficiencies across our business.
Government Regulation

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act (collectively “Health Care Reform”) legislating broad-based changes to the U.S. health care system. Health Care Reform could significantly impact our business operations and financial results, including higher or lower revenue, as well as higher employee medical costs and taxes. Many significant parts of the legislation will be phased in over the next eight years and require further guidance and clarification in the form of regulations. As a result, many of the impacts of Health Care Reform will not be known until those regulations are enacted, which we expect to occur over the next several years.

Product Development
Currently, we are developing a series of new products for customer applications in the CRM, neuromodulation, vascular, orthopaedics and Electrochem markets. Some of the key development initiatives include:
1.	To continue to develop complete system solutions for our OEM customers in the markets we operate in;

2.	To continue the evolution of our Q batteries;

3.	To continue development of MRI compatible leadwires and other neuromodulation products;

4.	To continue development of higher energy/higher density capacitors;

5.	To integrate Biomimetic coating technology with our therapy delivery devices;

6.	To complete the design of next generation steerable catheters and introducers;

7.	To further develop minimally invasive surgical techniques for the orthopaedics industry;

8.	To develop disposable instrumentation for the orthopaedics industry;

9.	To provide wireless sensing solutions to Electrochem customers; and

10.	To develop a charging platform for Electrochem’s secondary offering.
As a result of the investments we have made over the last two years, we are now in a position to provide our OEM customers with full “system” solutions. This includes providing comprehensive products and services, from development and regulatory submissions through manufacturing and supporting worldwide distribution. These systems are niche product solutions that complement our OEM customers’ products and utilize our expertise and capabilities. This strategy includes partnering with our OEM customers, including sharing technology and resources, in order to bring these solutions to market. The benefits to our OEM customers include shortening the time to market for these products by accelerating the velocity of innovation, optimizing their supply chain and ultimately providing them with cost efficiencies.
As previously disclosed, on March 15, 2010 Greatbatch Medical received clearance from the U.S. Food and Drug Administration for its OptiSeal™ Valved PTFE Peelable Introducer. We have also received approval in Canada and OptiSeal™ is CE marked for distribution in Europe. OptiSeal™ represents the first 510(k) regulatory clearance received under the Greatbatch Medical brand and is a result of the significant investments made over the last few years.
OptiSeal™ represents the type of niche “system” level products that we are trying to provide. That is, products that are complementary to the core products of our customers and utilize our expertise and capabilities. OptiSeal™ was developed in collaboration with our OEM customers, leverages our technology and provides our customers with value-added innovative features.
The market opportunity for the OptiSeal™ project is $10 — $20 million. Additionally, it provides us with an opportunity for expansion into the vascular and peripheral access markets. In the second half of this year we expect to finalize distribution agreements with our customers and OptiSeal™ will begin to provide a return on the R&D investment we have made over the last two years. We also expect to make additional announcements similar to OptiSeal™ over the next several years as more of these “system” level projects are commercialized.
Cost Savings and Consolidation Efforts
In the first quarter of 2010 and 2009, we recorded charges in other operating expenses related to our ongoing cost savings and consolidation efforts. Additional information regarding the timing, cash flow and amount of future expenditures is set forth in Note 8 — “Other Operating Expenses, Net” of the Notes to the Condensed Consolidated Financial Statements contained in this report.
Our Financial Results
We utilize a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31st. For 52-week years, each quarter contains 13 weeks. The first quarter of 2010 and 2009 ended on April 2, and April 3, respectively. The commentary that follows should be read in conjunction with our Condensed Consolidated Financial Statements and related notes and with the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K for the fiscal year ended January 1, 2010.

The following table presents certain selected condensed consolidated financial statement information for the periods presented:

	Three months ended
	April 2,	April 3,	$	%
In thousands, except per share data	2010	2009	Change	Change
Greatbatch Medical
CRM/Neuromodulation	$76,925	$77,267	$(342)	0%
Vascular	8,166	10,733	(2,567)	-24%
Orthopaedics	29,442	34,083	(4,641)	-14%

Total Greatbatch Medical	114,533	122,083	(7,550)	-6%
Electrochem	17,496	17,735	(239)	-1%

Total sales	132,029	139,818	(7,789)	-6%
Cost of sales	90,365	95,654	(5,289)	-6%

Gross profit	41,664	44,164	(2,500)	-6%
Gross profit as a % of sales	31.6%	31.6%		0.0%

SG&A	15,652	18,687	(3,035)	-16%
SG&A as a % of sales	11.9%	13.4%		-1.5%

RD&E, net	11,024	7,875	3,149	40%
RD&E, net as a % of sales	8.3%	5.6%		2.7%

Other operating expenses, net	992	2,803	(1,811)	-65%

Operating income	13,996	14,799	(803)	-5%
Operating margin	10.6%	10.6%		0.0%

Interest expense	5,148	4,889	259	5%
Interest income	(2)	(25)	23	-92%
Other expense, net	316	207	109	53%
Provision for income taxes	2,987	3,064	(77)	-3%
Effective tax rate	35.0%	31.5%		3.5%

Net income	$5,547	$6,664	$(1,117)	-17%

Net margin	4.2%	4.8%		-0.6%

Diluted earnings per share	$0.24	$0.28	$(0.04)	-14%
Sales (Dollars in thousands)

	Three months ended
	April 2,	April 3,	%	January 1,	%
Product Lines	2010	2009	Change	2010	Change
Greatbatch Medical
CRM/Neuromodulation	$76,925	$77,267	0%	$75,969	1%
Vascular	8,166	10,733	-24%	7,556	8%
Orthopaedics	29,442	34,083	-14%	25,233	17%

Total Greatbatch Medical	114,533	122,083	-6%	108,758	5%
Electrochem	17,496	17,735	-1%	17,050	3%

Total Sales	$132,029	$139,818	-6%	$125,808	5%

Greatbatch Medical — The nature and extent of our selling relationship with each OEM customer is different in terms of component products purchased, selling prices, product volumes, ordering patterns and inventory management. For customers with long-term contracts, we have negotiated fixed pricing arrangements for pre-determined volume levels with pricing fixed within each level. In general, the higher the volume level, the lower the pricing. We have pricing arrangements with our customers that at times do not specify minimum order quantities. We recognize revenue when it is realized or realizable and earned. This occurs when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, the buyer is obligated to pay us (i.e., not contingent on a future event), the risk of loss is transferred, there is no obligation of future performance, collectability is reasonably assured and the amount of future returns can reasonably be estimated. Those criteria are met at the time of shipment when title passes.
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
Greatbatch Medical sales decreased 6% for the first quarter 2010 when compared to the same 2009 period due to inventory stocking by customers in the 2009 period and the uncertain economic and regulatory environment, which primarily impacted our orthopaedics market.
CRM and neuromodulation sales remained consistent with the prior year first quarter. Current quarter sales includes the benefit of further adoption of the Company’s Q batteries, which empower new device features and reduce the overall size of medical devices, as well as increased assembly revenue due to customer market share shifts. Offsetting these increases was lower filtered feedthrough sales as the first quarter 2009 included the benefit of customer product launches and customer market share shifts.
First quarter 2010 sales for our vascular product line were $8.2 million, compared to prior year sales of $10.7 million. This decrease was primarily due to lower introducer sales as a result of customer inventory stocking during the first half of 2009 in connection with our on-going introducer litigation. The impact of this inventory stocking began to ease during the first quarter of 2010 as vascular sales increased 8% from the sequential quarter. We remain optimistic about the potential of this product line as we continue to work with customers on developing systems level products. However, many of the projects that we are currently working on will not begin to generate sales until the second half of 2010 and beyond.
Our orthopaedics product line sales were $29.4 million for the first quarter 2010 compared to $34.1 million for the same 2009 period. Similar to prior quarters, this decrease is due to the uncertain economic and regulatory environment, which caused reduced spending on elective procedures and increased emphasis on inventory management programs from our customers. As expected, the impact of these factors eased further during the current quarter as sales increased 17% over the sequential quarter. During this industry downturn, we continue to streamline and invest in our orthopaedics operations, which we believe present significant opportunities. Going forward, we expect year over year comparables to be more favorable for this product line.

Electrochem — First quarter 2010 sales for the Electrochem business segment were $17.5 million, slightly below the $17.7 million in the first quarter 2009. The decrease from the prior year primarily related to the slowdown in the energy and portable medical markets, which caused customers to reduce inventory levels and push back projects. These conditions continued to ease in the first quarter of 2010, but are still expected to be a challenge for the next two quarters.
2010 Sales Outlook — At this time, we expect 2010 annual sales growth by product line to be as follows:

• CRM & Neuromodulation	2% to 5%
• Vascular	3% to 7%
• Orthopaedics	3% to 7%
• Electrochem	0% to 5%
Our 2010 sales growth outlook may be impacted by a variety of factors including, but not limited to, a further softening in the orthopaedics and Electrochem markets, potential delays in elective surgeries, the current financial market unrest, changes in exchange rates and Health Care Reform (See “Forward-Looking Statements”). Within the markets we serve, the orthopaedics market represents the least predictable market due to the elective nature of many of the surgeries and procedures in which our products are used. Additionally, recently enacted Health Care Reform, including the medical device innovation tax and expanded health care insurance coverage, could significantly impact our revenue. The extent to which Health Care Reform will impact our revenue, and whether that impact will be positive, negative or both, is not fully known at this time, and will not be fully known until further guidance and clarification, in the form of regulation, is issued.
Gross Profit
Changes to gross profit as a percentage of sales from the prior year period were primarily due to the following:

Three months ended
April 2, 2010
Performance-based compensation (a)	1.7%
Excess capacity (b)	-0.9%
Selling price (c)	-0.5%
Mix change (d)	-0.4%
Other	0.1%

Total percentage point change to gross profit as a percentage of sales	0.0%

(a)	Amount represents lower performance-based compensation, recorded based upon the results of the current quarter. Performance-based compensation for the remainder of 2010 is expected to increase as our revenue and operating results improve.

(b)	Our gross profit percentage was negatively impacted from excess capacity costs driven by the lower volumes primarily for the orthopaedics product line. In accordance with our inventory accounting policy, excess capacity costs are expensed.

(c)	Our gross profit percentage was negatively impacted due to contractual volume price reductions and price concessions made to our larger OEM customers on certain product lines. We expect this pricing pressure to continue in the future.

(d)	Our gross profit percentage was negatively impacted from a decrease in sales of higher margin products, mainly filtered feedthroughs, as a percentage of total sales.
We expect our gross profit as a percentage of sales to increase for the remainder of 2010 and over the next several years as sales levels increase and we further leverage our manufacturing capacity. Additionally, further consolidation and new product introductions, resulting from current research and development efforts, are expected to help drive gross margin expansion.

SG&A Expenses
Changes to SG&A expenses from the prior year period were due to the following (in thousands):

Change from prior year
Three months
Performance-based compensation (a)	$(1,645)
Allowance for doubtful accounts (b)	(952)
Other	(438)

Net decrease in SG&A	$(3,035)

(a)	Amount represents lower performance-based compensation, recorded based upon the results of the current quarter, compared to the 2009 period. Performance-based compensation for the remainder of 2010 is expected to increase as our revenue and operating results improve.

(b)	Amounts primarily relate to lower losses incurred on uncollectible receivables compared to the 2009 period, which included higher Electrochem and orthopaedics write-offs due to the economic slowdown.
Throughout the remainder of 2010, we expect SG&A expenses to increase slightly from the current levels due to normal inflationary cost increases, investment in sales and marketing and higher performance-based compensation as our revenue and operating results improve.
RD&E Expenses, Net
Net RD&E costs are as follows (in thousands):

	Three months ended
	April 2,	April 3,
	2010	2009

Research and development costs	$4,528	$4,501

Engineering costs	8,013	5,956
Less cost reimbursements	(1,517)	(2,582)

Engineering costs, net	6,496	3,374

Total research and development and engineering costs, net	$11,024	$7,875

As expected, net RD&E expenses for the 2010 first quarter of $11.0 million were above the comparable 2009 period of $7.9 million, due to further investment in the development of new technologies. Additionally, during the quarter we received a lower level of customer cost reimbursements. These cost reimbursements can vary significantly from period to period due to the timing of the achievement of milestones on development projects. Excluding these customer cost reimbursements, RD&E was 9.5% of sales for the current quarter compared to 7.5% of sales in the first quarter of 2009. We anticipate that, while cost reimbursements will return to more normal levels, the higher level of RD&E investment will continue for the remainder of 2010, consistent with our long-term growth strategy. Our long-term growth strategy includes investing resources in new technologies, including system level solutions for our customers. This strategy also includes partnering with our OEM customers, including sharing technology and resources, in order to bring these solutions to market. The benefits to our OEM customers is that it will shorten their time to market by accelerating the velocity of innovation, optimizing their supply chain and ultimately providing them with cost efficiencies. As mentioned previously, OptiSealTM is one example of these system level projects. The timeline for approval of our vascular market systems projects is shorter than for our other markets. We anticipate making announcements similar to OptiSealTM in the next several quarters.

Other Operating Expenses, Net
Other operating expenses, net are comprised of the following costs (in thousands):

	Three months ended
	April 2,	April 3,
	2010	2009

(a) 2007 & 2008 facility shutdowns and consolidations	$320	$1,899
(b) Integration costs	122	863
(c) Asset dispositions and other	550	41

	$992	$2,803

(a)	Refer to “Cost Savings and Consolidation Efforts.” We have completed all of our publicly announced consolidation initiatives. However, we continually analyze our business to find ways to improve our operational efficiency and we expect to take additional steps to drive further improvements, particularly with respect to our orthopaedics product line.

(b)	For the first quarter of 2010 and 2009, we incurred costs related to the integration of the companies acquired in 2007 and 2008. The integration initiatives include the implementation of the Oracle ERP system, training and compliance with policies, as well as the implementation of lean manufacturing and six sigma initiatives. The expenses are primarily for consultants, relocation and travel costs that will not be required after the integrations are completed.

(c)	During the first quarter of 2010 and 2009, the Company recorded write-downs in connection with various asset disposals.
In 2010, consolidation and integration expenses are expected to be approximately $4 million to $6 million.
Interest Expense and Interest Income
Interest expense and interest income for the first quarter of 2010 were consistent with the same periods of 2009. Going forward, we expect interest expense to remain at current levels as the benefit of paying down our long-term debt with excess cash flow from operations is expected to be offset by increased discount amortization and interest expense associated with the Electrochem Litigation appeal (See “Litigation”).
Other Expense, Net
Other expense, net primarily includes the impact of foreign currency exchange rate fluctuations on transactions denominated in foreign currencies, which did not materially impact our results in the first quarter of 2010 or 2009. The Company generally does not expect foreign currency exchange rate fluctuations to have a material impact on its net income.
Provision for Income Taxes
The effective tax rate for the first quarter of 2010 was 35.0% compared to 31.5% for the first quarter of 2009. The current period rate reflects a tax benefit from having operations outside the U.S., which are taxed at rates lower than the U.S. statutory rate of 35%. This benefit was offset by the impact of non-deductible items and the absence of the research & development tax credit, which expired at the end of 2009. Pending legislation would retroactively reinstate the R&D tax credit to the beginning of 2010. This legislation, if enacted, would positively impact the effective tax rate in the period that it is enacted.
We believe that it is reasonably possible that a reduction of approximately $0.7 million of the balance of unrecognized tax benefits may occur within the next twelve months as a result of the expiration of applicable statutes of limitation, which would positively impact our effective tax rate in the period of reduction.

Liquidity and Capital Resources

	April 2,	January 1,
(Dollars in millions)	2010	2010

Cash and cash equivalents(a)	$56.3	$37.9
Working capital (a)	$138.2	$119.9
Current ratio (a)	2.1:1.0	1.9:1.0

(a)	These increases primarily relate to the cash flow generated from operations of $21.2 million for the first quarter of 2010 partially offset by net expenditures for property, plant and equipment of $2.0 million. The increase in cash flow from operations over the prior year first quarter is primarily due to our strategic initiatives designed to improve operational efficiency including initiatives to reduce inventory and receivable levels. Additionally, our cash flow from operations was higher than the prior year due to the timing of payments and lower consolidation and integrations costs.
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
The Credit Facility is supported by a consortium of six banks with no bank controlling more than 25% of the facility. As of April 2, 2010, each bank supporting the Credit Facility has an S&P credit rating of at least BBB- or better, which is considered investment grade.
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
The weighted average interest rate on borrowings under our revolving line of credit as of April 2, 2010, which does not include the impact of the interest rate swaps, was 1.43% and resets based upon the six-month LIBOR rate. As of April 2, 2010, we had $114 million available under the Credit Facility. This amount may vary from period to period based upon our debt and EBITDA levels, which impacts the covenant calculations. The interest rate on the $23 million letter of credit outstanding as of April 2, 2010 was 1.125%.
The Credit Facility contains limitations on the incurrence of indebtedness, limitations on the incurrence of liens and licensing of intellectual property, limitations on investments and restrictions on certain payments. Except to the extent paid by the issuance of common stock of Greatbatch or paid out of cash on hand, the Credit Facility limits the amount paid for acquisitions in total to $100 million. The restrictions on payments, among other things, limits repurchase of our stock to $60 million and limit the ability of the Company to make cash payments upon conversion of CSN II. These limitations can be waived upon the Company’s request and approval of a simple majority of the lenders.

The Credit Facility requires us to maintain a ratio of adjusted EBITDA, as defined in the credit agreement, to interest expense of at least 3.00 to 1.00. For the twelve month period ending April 2, 2010, our ratio of adjusted EBITDA to interest expense, calculated in accordance with our credit agreement, was 9.0 to 1.00, well above the required limit. The Credit Facility also requires us to maintain a total leverage ratio, as defined in the credit agreement, of not greater than 4.50 to 1.00. As of April 2, 2010 our total leverage ratio, calculated in accordance with our credit agreement, was 3.35 to 1.00, well below the required limit. The calculation of adjusted EBITDA and leverage ratio exclude non-cash charges, as well as charges in connection with the Electrochem Litigation up to a limit of $35 million.
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
Operating activities — Cash flows from operations for the first quarter of 2010 were $21.2 million compared to $0.06 million for the 2009 first quarter and $21.5 million for the 2009 fourth quarter. The increase from the prior year first quarter is primarily due to the our strategic initiatives designed to improve operational efficiency, which included initiatives to reduce inventory and receivable levels, as well as the timing of payments and lower consolidation and integrations costs. We anticipate that cash on hand along with cash flow from operations and availability under our revolving line of credit will be sufficient to meet our operating (including any potential legal settlements) needs.
Investing activities — Net cash used in investing activities for the first three months of 2010 were $2.0 million and was primarily related to maintenance capital expenditures. Our current expectation is that capital spending for the remainder of 2010 will be in the range of $20 million to $30 million, of which approximately half is discretionary in nature. These purchases relate to routine investments to support our internal growth, as well as additional investment in our orthopaedics business in order to further drive improvements and growth including the purchase of rapid prototyping equipment for our new orthopaedics design center opened in February 2010.
We anticipate that cash on hand along with cash flow from operations and availability under our revolving line of credit will be sufficient to fund these capital expenditures. We regularly engage in discussions relating to potential acquisitions. Going forward, we will continue to consider strategically targeted and opportunistic acquisitions.
Financing activities — Net cash used in financing activities for the 2010 first quarter were $0.6 million. As of April 2, 2010, we have outstanding $30.5 million of CSN I, which contain a put option exercisable on June 15, 2010 and is classified as a current liability. We currently expect to repay this current portion of long-term debt, and the associated deferred tax liability of $6.2 million in June 2010 with cash on hand, which totaled $56.3 million as of April 2, 2010. After June 2010, we expect excess cash flow to be used to pay down amounts outstanding under our revolving line of credit. We continually assess our financing facilities and capital structure to ensure liquidity and capital levels are sufficient to meet our strategic objectives. In the future, we may adjust our capital structure as funding opportunities present themselves.
Capital Structure — As of April 2, 2010, our capital structure consisted of $228.2 million of convertible subordinated notes, $98.0 million of debt under our revolving line of credit and 23.2 million shares of common stock outstanding. Additionally, we had $56.3 million in cash and cash equivalents, which is sufficient to meet our short-term operating cash needs. If necessary, we have access to $114 million under our available line of credit and are authorized to issue 100 million shares of common stock and 100 million shares of preferred stock. The market value of our outstanding common stock since our initial public offering has exceeded our book value; accordingly, we believe that if needed we can access public markets to raise additional capital. Our capital structure allows us to support our internal growth and provides liquidity for corporate development initiatives.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements within the meaning of Item 303(a)(4) of Regulation S-K.
Contractual Obligations
The following table summarizes our significant contractual obligations at April 2, 2010:

	Payments due by period
		Less than 1			More than 5
CONTRACTUAL OBLIGATIONS	Total	year	1-3 years	3-5 years	years

Debt obligations (a)	$355,347	$43,025	$112,315	$200,007	$—
Operating lease obligations (b)	11,603	2,192	4,234	3,513	1,664
Purchase obligations (b)	12,771	12,265	506	—	—
Foreign currency contracts (b)	6,750	6,750	—	—	—
Pension obligations (c)	10,903	621	1,982	2,286	6,014

Total	$397,374	$64,853	$119,037	$205,806	$7,678

(a)	Includes the annual interest expense on our convertible debentures of 2.25%, which is paid semi-annually. These amounts assume the June 2010 put option is exercised on the $30.5 million of CSN I and we are required to pay the $6.2 million of deferred taxes related to these notes. Amounts also include the expected interest expense on the $98.0 million outstanding on our line of credit based upon the period end weighted average interest rate of 3.9%, which includes the impact of our interest rate swaps outstanding. See Note 5— “Debt” of the Notes to Condensed Consolidated Financial Statements in this report for additional information about our debt obligations.

(b)	See Note 10 — “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements in this report for additional information about our operating lease, purchase obligations and foreign currency contracts.

(c)	See Note 6 — “Pension Plans” of the Notes to Condensed Consolidated Financial Statements in this report for additional information about our pension plan obligations. These amounts do not include any potential future contributions to our pension plan that may be necessary if the rate of return earned on pension plan assets is not sufficient to fund the rate of increase of our pension liability. Future cash contributions may be required. As of January 1, 2010, the most recent valuation date, our actuarially determined pension benefit obligation exceeded the plans assets by $4.0 million.
This table does not reflect $3.4 million of unrecognized tax benefits as we are uncertain as to if or when such amounts may be settled. Refer to Note 9 — “Income Taxes” of the Notes to Condensed Consolidated Financial Statements in this report for additional information about these unrecognized tax benefits. Additionally, the table does not include any potential payments that may be due in connection with the Electrochem Litigation (See Note 10 “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements contained in this report).
In an attempt to help offset the cost of rising health care expenses, beginning in 2010, we began self-funding the medical insurance coverage for all of our U.S. based employees. Our risk is being limited through the use of stop loss insurance which has deductibles in the amount of $0.2 million per covered participant and $9.9 million in the aggregate per year. As of April 2, 2010, we have $2.2 million accrued related to the self-insurance of our medical plan, which is recorded as Accrued Expenses and Other Current Liabilities in the Condensed Consolidated Balance Sheet and is not included in the contractual obligations table above.

Litigation
We are party to various legal actions arising in the normal course of business. A complete list of all material pending legal actions against the company are set forth at Note 10 “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements contained in this report. Except for the items set forth in Note 10, we do not believe that the ultimate resolution of any pending legal actions will have a material adverse effect on our consolidated results of operations, financial position or cash flows. However, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact in the period in which the ruling occurs.
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
Impact of Recently Issued Accounting Standards
In the normal course of business, we evaluate all new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”), Securities and Exchange Commission (“SEC”), Emerging Issues Task Force (“EITF”), American Institute of Certified Public Accountants (“AICPA”) or other authoritative accounting body to determine the potential impact they may have on our Consolidated Financial Statements. Based upon this review, we do not expect any of the recently issued accounting pronouncements, which have not already been adopted, to have a material impact on the Company’s Consolidated Financial Statements.
Application of Critical Accounting Estimates
Our unaudited Condensed Consolidated Financial Statements are based on the selection of accounting policies and the application of significant accounting estimates, some of which require management to make significant assumptions. We believe that some of the more critical estimates and related assumptions that affect our financial condition and results of operations are in the areas of the valuation of goodwill, other identifiable intangible assets, stock-based compensation, inventories, tangible long-lived assets and the provision for income taxes. For further information, refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 “Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the year ended January 1, 2010. During the three months ended April 2, 2010, we did not change or adopt any new accounting policies that had a material effect on our Consolidated Financial Statements.
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
Although it is not possible to create a comprehensive list of all factors that may cause actual results to differ from the results expressed or implied by our forward-looking statements or that may affect our future results, some of these factors include the following: dependence upon a limited number of customers, product obsolescence, inability to market current or future products, pricing pressure from customers, reliance on third party suppliers for raw materials, products and subcomponents, fluctuating operating results, inability to maintain high quality standards for our products, challenges to our intellectual property rights, product liability claims, inability to successfully consummate and integrate acquisitions, unsuccessful expansion into new markets, competition, inability to obtain licenses to key technology, regulatory changes or consolidation in the healthcare industry, and other risks and uncertainties that arise from time to time as described in the Company’s Annual Report on Form 10-K and other periodic filings with the Securities and Exchange Commission.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Foreign Currency — We have significant foreign operations in France, Mexico and Switzerland, which expose the Company to foreign currency exchange rate fluctuations due to transactions denominated in Euros, Pesos and Swiss Francs, respectively. We continuously evaluate our foreign currency risk and will take action from time to time in order to best mitigate these risks, which includes the use of various derivative instruments such as forward currency exchange contracts. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency exposures would have had an impact of approximately $8 million on our annual sales. This amount is not indicative of the hypothetical net earnings impact due to partially offsetting impacts on cost of sales and operating expenses in those currencies.
In February 2009, we entered into forward contracts to purchase 10 million Mexican pesos per month from March 2009 to December 2009 at an exchange rate of 14.85 pesos per one U.S. dollar. These contracts were entered into in order to hedge the risk of peso-denominated payments associated with the operations at our Tijuana, Mexico facility for 2009. These contracts were accounted for as cash flow hedges. No portion of the changes in fair value of the foreign currency contracts during the first three months of 2009 was considered ineffective.
In December 2009, we entered into forward contracts to purchase 6.6 million Mexican pesos per month from January 2010 to December 2010 at an exchange rate of 13.159 pesos per one U.S. dollar. In February 2010, we entered into forward contracts to purchase an additional 3.3 million Mexican pesos per month from February 2010 to December 2010 at an exchange rate of 13.1595 pesos per one U.S. dollar. These contracts were entered into in order to hedge the risk of peso-denominated payments associated with the operations at our Tijuana, Mexico facility for 2010 and are being accounted for as cash flow hedges. As of April 2, 2010 these contracts had a positive fair value of $0.4 million, which is recorded within Other Current Assets in the Condensed Consolidated Balance Sheet. The amount recorded as a reduction of Cost of Sales during the first three months of 2010 related to these forward contracts was $0.2 million. No portion of the change in fair value of these foreign currency contracts during the first three months of 2010 was considered ineffective.
We translate all assets and liabilities of our foreign operations, where the U.S. dollar is not the functional currency, at the period-end exchange rate and translate sales and expenses at the average exchange rates in effect during the period. The net effect of these translation adjustments is recorded in the Condensed Consolidated Financial Statements as Comprehensive Income (Loss). The cumulative translation adjustment as of April 2, 2010 was a $1.1 million gain. Translation adjustments are not adjusted for income taxes as they relate to permanent investments in our foreign subsidiaries. Net foreign currency transaction gains and losses included in Other Expense, Net amounted to a gain of $0.3 million and a loss of $0.2 million for the first quarter of 2010 and 2009, respectively. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency net assets would have had an impact of approximately $9 million on our foreign net assets as of April 2, 2010.

Interest Rate Swaps — As of April 2, 2010, we had $98 million outstanding on our revolving line of credit. Interest rates reset on this debt based upon the six-month LIBOR rate, thus subjecting us to interest rate risk. During 2008, we entered into three receive floating-pay fixed interest rate swaps indexed to the six-month LIBOR rate. The objective of these swaps is to hedge against potential changes in cash flows on our outstanding revolving line of credit. No credit risk was hedged. The receive variable leg of the swaps and the variable rate paid on the revolving line of credit bear the same rate of interest, excluding the credit spread, and reset and pay interest on the same dates.
Information regarding our outstanding interest rate swaps is as follows:

						Current	Fair
					Pay	receive	value	Balance
	Type of	Notional	Start	End	fixed	floating	April 2,	sheet
Instrument	hedge	amount	date	date	rate	rate	2010	location
		(In thousands)					(In thousands)
Int. rate swap	Cash flow	$80,000	3/5/2008	7/7/2010	3.09%	1.08%	$(565)	Other Current Liabilities
Int. rate swap	Cash flow	18,000	12/18/2008	12/18/2010	2.00%	0.45%	(585)	Other Current Liabilities
Int. rate swap	Cash flow	50,000	7/7/2010	7/7/2011	2.16%	6M LIBOR	(187)	Other Long-Term Liabilities

							$(1,337)

The estimated fair value of the interest rate swap agreements represents the amount we would have to pay to terminate the contracts. No portion of the change in fair value of the interest rate swaps during the first quarters of 2010 or 2009 was considered ineffective. The amount recorded as additional Interest Expense related to the interest rate swaps was $0.6 million and $0.2 million during the first quarters of 2010 and 2009, respectively.
Any change in the LIBOR interest rate would not have an impact on our interest expense relating to the $98 million of floating rate revolving line of credit debt outstanding due to the interest rate swap agreements we have in place.

ITEM 4.	CONTROLS AND PROCEDURES.
a. Evaluation of Disclosure Controls and Procedures.
Our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the SEC as of April 2, 2010. These disclosure controls and procedures have been designed to provide reasonable assurance that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Based on their evaluation, as of April 2, 2010, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.

b. Changes in Internal Control Over Financial Reporting.
There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter to which this Quarterly Report on Form 10-Q relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
With regard to the previously reported patent infringement action filed by Pressure Products Medical Supplies, Inc. (“Pressure Products”), the U.S. Court of Appeals for the Federal Circuit on March 24, 2010 ruled in favor of the Company by vacating the August 2008 patent infringement verdict that resulted in a $1.1 million damages award against the Company. The U.S. Appeals Court for the Federal Circuit concluded that the trial court erred in a definition it provided for a patent claim term and remanded the case back to the U.S. District Court for the Eastern District of Texas for further proceedings consistent with the appellate court’s findings. Except as disclosed above, there have been no material changes to those legal proceedings as previously disclosed in the Company’s Form 10-K for the year ended January 1, 2010.

ITEM 1A.	RISK FACTORS.
There have been no material changes in risk factors as previously disclosed in the Company’s Form 10-K for the year ended January 1, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4.	[RESERVED]

ITEM 5.	OTHER INFORMATION.
None.

ITEM 6.	EXHIBITS.
See the Exhibit Index for a list of those exhibits filed herewith.

SIGNATURES
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 12, 2010	GREATBATCH, INC.
	By	/s/ Thomas J. Hook
Thomas J. Hook
President and Chief Executive Officer (Principal Executive Officer)

	By	/s/ Thomas J. Mazza
Thomas J. Mazza
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

	By	/s/ Marco F. Benedetti
Marco F. Benedetti
Corporate Controller & Treasurer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description

3.1		Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to our quarterly report on Form 10-Q for the period ended June 27, 2008).

3.2		Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our annual report on Form 10-K for the period ended January 1, 2010).

31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	- Filed herewith.