Form 10-Q
period 2010-07-02
GREATBATCH, INC.
filed 2010-08-10
CIK 1114483

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter ended July 2, 2010
Commission File Number 1-16137
GREATBATCH, INC.
(Exact name of Registrant as specified in its charter)
Delaware
(State of incorporation)
16-1531026
(I.R.S. employer identification no.)
10000 Wehrle Drive
Clarence, New York
14031
(Address of principal executive offices)
(716) 759-5600
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
The number of shares outstanding of the Company’s common stock, $0.001 par value per share, as of August 10, 2010 was: 23,249,387 shares.

Greatbatch, Inc.
Table of Contents for Form 10-Q
As of and for the Six Months Ended July 2, 2010

PART I — FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GREATBATCH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS — Unaudited
(in thousands except share and per share data)

	As of
	July 2,	January 1,
	2010	2010
ASSETS
Current assets:
Cash and cash equivalents	$45,657	$37,864
Accounts receivable, net of allowance for doubtful accounts of $1.8 million in 2010 and $2.5 million in 2009	87,480	81,488
Inventories	101,133	106,609
Deferred income taxes	20,335	13,896
Prepaid expenses and other current assets	9,151	13,313

Total current assets	263,756	253,170
Property, plant and equipment, net	143,614	153,601
Amortizing intangible assets, net	76,977	82,076
Trademarks and tradenames	20,288	20,288
Goodwill	302,381	303,926
Deferred income taxes	1,568	2,458
Other assets	14,529	15,024

Total assets	$823,113	$830,543

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$30,450
Accounts payable	32,591	34,395
Income taxes payable	2,409	403
Accrued expenses and other current liabilities	65,878	67,996

Total current liabilities	100,878	133,244
Long-term debt	263,721	258,972
Deferred income taxes	61,740	54,043
Other long-term liabilities	4,424	4,560

Total liabilities	430,763	450,819
Stockholders’ equity:
Preferred stock, $0.001 par value, authorized 100,000,000 shares; no shares issued or outstanding in 2010 or 2009	—	—
Common stock, $0.001 par value, authorized 100,000,000 shares; 23,248,487 shares issued and 23,240,479 shares outstanding in 2010 23,190,105 shares issued and 23,157,097 shares outstanding in 2009	23	23
Additional paid-in capital	294,810	291,926
Treasury stock, at cost, 8,008 shares in 2010 and 33,008 shares in 2009	(154)	(635)
Retained earnings	99,597	86,262
Accumulated other comprehensive income (loss)	(1,926)	2,148

Total stockholders’ equity	392,350	379,724

Total liabilities and stockholders’ equity	$823,113	$830,543

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREATBATCH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME — Unaudited
(in thousands except per share data)

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2010	2009	2010	2009

Sales	$140,795	$134,725	$272,824	$274,543
Cost of sales	95,336	93,253	185,701	188,907

Gross profit	45,459	41,472	87,123	85,636
Operating expenses:
Selling, general and administrative expenses	16,470	17,885	32,122	36,572
Research, development and engineering costs, net	11,177	8,694	22,201	16,569
Other operating expenses, net	495	2,424	1,487	5,227

Total operating expenses	28,142	29,003	55,810	58,368
Operating income	17,317	12,469	31,313	27,268
Interest expense	5,139	4,930	10,287	9,819
Interest income	(3)	(2)	(5)	(27)
Other (income) expense, net	200	(604)	516	(397)

Income before provision for income taxes	11,981	8,145	20,515	17,873
Provision for income taxes	4,193	1,583	7,180	4,647

Net income	$7,788	$6,562	$13,335	$13,226

Earnings per share:
Basic	$0.34	$0.29	$0.58	$0.58
Diluted	$0.33	$0.28	$0.57	$0.56

Weighted average shares outstanding:
Basic	23,058	22,960	23,051	22,887
Diluted	23,926	23,855	23,946	23,900

Comprehensive income:
Net income	$7,788	$6,562	$13,335	$13,226
Foreign currency translation gain (loss)	(1,460)	3,934	(4,654)	17
Unrealized gain (loss) on cash flow hedges, net	107	(230)	580	36

Comprehensive income	$6,435	$10,266	$9,261	$13,279

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREATBATCH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — Unaudited
(in thousands)

	Six Months Ended
	July 2,	July 3,
	2010	2009
Cash flows from operating activities:
Net income	$13,335	$13,226
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,446	23,473
Stock-based compensation	2,765	4,918
Other non-cash losses	1,221	49
Deferred income taxes	1,770	2,943
Changes in operating assets and liabilities:
Accounts receivable	(6,649)	74
Inventories	4,809	(4,151)
Prepaid expenses and other current assets	2,137	(163)
Accounts payable	(595)	(11,494)
Accrued expenses and other current liabilities	(199)	(3,490)
Income taxes payable	2,185	(3,649)

Net cash provided by operating activities	44,225	21,736

Cash flows from investing activities:
Acquisition of property, plant and equipment	(6,416)	(10,874)
Purchase of cost method investments	—	(1,050)
Other investing activities	821	(589)

Net cash used in investing activities	(5,595)	(12,513)

Cash flows from financing activities:
Principal payments of long-term debt	(30,450)	(23,000)
Proceeds from issuance of long-term debt	—	12,000
Issuance of common stock	640	49
Other financing activities	(671)	(736)

Net cash used in financing activities	(30,481)	(11,687)

Effect of foreign currency exchange rates on cash and cash equivalents	(356)	(596)

Net increase (decrease) in cash and cash equivalents	7,793	(3,060)
Cash and cash equivalents, beginning of period	37,864	22,063

Cash and cash equivalents, end of period	$45,657	$19,003

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREATBATCH, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY — Unaudited
(in thousands)

							Accumulated
			Additional	Treasury			Other	Total
	Common Stock		Paid-In	Stock		Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Equity

At January 1, 2010	23,190	$23	$291,926	(33)	$(635)	$86,262	$2,148	$379,724
Stock-based compensation	—	—	2,765	—	—	—	—	2,765
Net shares issued under stock incentive plans	58	—	159	25	481	—	—	640
Income tax liability from stock options and restricted stock	—	—	(40)	—	—	—	—	(40)
Net income	—	—	—	—	—	13,335	—	13,335
Total other comprehensive loss	—	—	—	—	—	—	(4,074)	(4,074)

At July 2, 2010	23,248	$23	$294,810	(8)	$(154)	$99,597	$(1,926)	$392,350

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited
1.	BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information (Accounting Standards Codification (“ASC”) 270, Interim Reporting) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of Greatbatch, Inc. and its wholly-owned subsidiary Greatbatch Ltd. (collectively “Greatbatch” or the “Company”) for the periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ materially from these estimates. The January 1, 2010 condensed consolidated balance sheet data was derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended January 1, 2010. The Company utilizes a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31st. For 52-week years, each quarter contains 13 weeks. The second quarter of 2010 and 2009 each contained 13 weeks and ended on July 2, and July 3, respectively.
2.	SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended
	July 2,	July 3,
	2010	2009
Noncash investing and financing activities (in thousands):
Unrealized gain on cash flow hedges, net	$580	$36
Common stock contributed to 401(k) Plan	—	4,015
Property, plant and equipment purchases included in accounts payable	514	2,214

Cash paid during the period for:
Interest	$4,571	$4,665
Income taxes	3,331	4,602

Acquisition of noncash assets	$350	$850

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited
3.	INVENTORIES
Inventories are comprised of the following (in thousands):

	As of
	July 2,	January 1,
	2010	2010
Raw materials	$47,674	$54,002
Work-in-process	30,071	28,329
Finished goods	23,388	24,278

Total	$101,133	$106,609

4.	INTANGIBLE ASSETS
Amortizing intangible assets are comprised of the following (in thousands):

	Gross		Foreign	Net
	Carrying	Accumulated	Currency	Carrying
	Amount	Amortization	Translation	Amount
At July 2, 2010
Purchased technology and patents	$83,023	$(45,207)	$111	$37,927
Customer lists	46,818	(8,906)	248	38,160
Other	3,519	(2,633)	4	890

Total amortizing intangible assets	$133,360	$(56,746)	$363	$76,977

At January 1, 2010
Purchased technology and patents	$82,673	$(42,289)	$399	$40,783
Customer lists	46,818	(7,264)	612	40,166
Other	3,519	(2,410)	18	1,127

Total amortizing intangible assets	$133,010	$(51,963)	$1,029	$82,076

Aggregate amortization expense for the second quarter of 2010 and 2009 was $2.4 million and $2.6 million, respectively. Aggregate amortization expense for the six months ended July 2, 2010 and July 3, 2009 was $4.8 million and $5.3 million, respectively. As of July 2, 2010, annual amortization expense is estimated to be $4.8 million for the remainder of 2010, $9.6 million for 2011, $9.4 million for 2012, $8.7 million for 2013 and $7.9 million for 2014.
The change in goodwill is as follows (in thousands):

	Greatbatch
	Medical	Electrochem	Total
At January 1, 2010	$293,983	$9,943	303,926
Foreign currency translation	(1,545)	—	(1,545)

At July 2, 2010	$292,438	$9,943	$302,381

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited
5.	DEBT
Long-term debt is comprised of the following (in thousands):

	July 2,	January 1,
	2010	2010
Revolving line of credit	$98,000	$98,000
2.25% convertible subordinated notes I	—	30,450
2.25% convertible subordinated notes II, due 2013	197,782	197,782
Unamortized discount	(32,061)	(36,810)

Total debt	263,721	289,422
Less: current portion of long-term debt	—	(30,450)

Total long-term debt	$263,721	$258,972

Revolving Line of Credit — The Company has a senior credit facility (the “Credit Facility”) consisting of a $235 million revolving credit facility, which can be increased to $335 million upon the Company’s request and approval by a majority of the lenders. The Credit Facility also contains a $15 million letter of credit subfacility and a $15 million swingline subfacility. In connection with the Electrochem Litigation described in Note 10 “Commitments and Contingencies,” the Company was required to bond the amount of the judgment and statutory interest in order to appeal. The Company satisfied this requirement by posting a bond, which required collateralization. The Company received approval from the lenders supporting the Credit Facility to increase the letter of credit subfacility by up to $35 million for use only in connection with bonding the appeal of the Electrochem Litigation, of which $23 million was being utilized as of July 2, 2010.
The Credit Facility is secured by the Company’s non-realty assets including cash, accounts receivable and inventories, and has an expiration date of May 22, 2012 with a one-time option to extend to April 1, 2013 at the Company’s option if no default has occurred. Interest rates under the Credit Facility are, at the Company’s option, based upon the current prime or LIBOR rate plus a margin that varies with the Company’s leverage ratio, as defined in the credit agreement for the Credit Facility. If interest is paid based upon the prime rate, the applicable margin is between minus 1.25% and 0.00%. If interest is paid based upon the LIBOR rate, the applicable margin is between 1.00% and 2.00%. The Company is required to pay a fee on its outstanding letter of credit equal to a margin between 1.125% and 2.125%, depending on the Company’s leverage ratio, as defined in the credit agreement. The Company is also required to pay a commitment fee between 0.125% and 0.250% per annum on the unused portion of the Credit Facility based on the Company’s leverage ratio, as defined in the credit agreement.
The Credit Facility contains limitations on the incurrence of indebtedness, liens and licensing of intellectual property, investments and certain payments. Except to the extent paid by the issuance of common stock of Greatbatch or paid out of cash on hand, the Credit Facility limits the amount paid for acquisitions in total to $100 million. The restrictions on payments, among other things, limit repurchase of Greatbatch stock to $60 million and limit the ability of the Company to make cash payments upon conversion of its convertible subordinated notes II. These limitations can be waived upon the Company’s request and approval of a simple majority of the lenders.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited
The Credit Facility requires the Company to maintain a ratio of adjusted EBITDA, as defined in the credit agreement, to interest expense of at least 3.00 to 1.00, and a total leverage ratio, as defined in the credit agreement, of not greater than 4.50 to 1.00. The calculation of adjusted EBITDA and leverage ratio exclude non-cash charges, as well as charges in connection with the Electrochem Litigation up to $35 million. As of July 2, 2010, the Company was in compliance with all covenants.
The Credit Facility contains customary events of default. Upon the occurrence and during the continuance of an event of default, a majority of the lenders may declare the outstanding advances and all other obligations under the Credit Facility immediately due and payable.
The weighted average interest rate on borrowings under the Company’s revolving line of credit as of July 2, 2010, which does not include the impact of the interest rate swaps described below, was 1.49% and resets based upon the six-month LIBOR rate. As of July 2, 2010, the Company had $114 million of borrowing capacity available under the Credit Facility. This amount may vary from period to period based upon the debt levels of the Company as well as the level of EBITDA which impacts the covenant calculations described above. The interest rate on the $23 million letter of credit outstanding as of July 2, 2010 was 1.125%.
Interest Rate Swaps — The Company has entered into three receive floating, pay fixed interest rate swaps indexed to the six-month LIBOR rate. The objective of these swaps is to hedge against potential changes in cash flows on the Company’s outstanding revolving line of credit, which is also indexed to the six-month LIBOR rate. No credit risk was hedged. The receive variable leg of the swap and the variable rate paid on the revolving line of credit bear the same rate of interest, excluding the credit spread, and reset and pay interest on the same dates. The Company intends to continue electing the six-month LIBOR as the benchmark interest rate on the debt being hedged. If the Company repays the debt, it intends to replace the hedged item with similarly indexed cash flows.
Information regarding the Company’s outstanding interest rate swaps is as follows (dollars in thousands):

						Current	Fair
					Pay	Receive	Value	Balance
	Type of	Notional	Start	End	Fixed	Floating	July 2,	Sheet
Instrument	Hedge	Amount	Date	Date	Rate	Rate	2010	Location
Int. rate swap	Cash flow	$80,000	3/5/2008	7/7/2010	3.09%	0.43%	$(30)	Other Current Liabilities
Int. rate swap	Cash flow	18,000	12/18/2008	12/18/2010	2.00%	0.75%	(105)	Other Current Liabilities
Int. rate swap	Cash flow	50,000	7/7/2010	7/7/2011	2.16%	6M LIBOR	(654)	Other Long-Term Liabilities

							$(789)

The estimated fair value of the interest rate swap agreements represents the amount the Company would have to pay to terminate the contracts. No portion of the change in fair value of the interest rate swaps during the 2010 or 2009 periods was considered ineffective. The amount recorded as additional Interest Expense related to the interest rate swaps for the second quarter of 2010 and 2009 was $0.6 million and $0.3 million, respectively, and $1.2 million and $0.5 million, respectively, for the six months ended July 2, 2010 and July 3, 2009.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited
Convertible Subordinated Notes — In May 2003, the Company completed a private placement of $170 million of 2.25% convertible subordinated notes, due June 15, 2013 (“CSN I”). In March 2007, the Company entered into separate, privately negotiated agreements to exchange $117.8 million of CSN I for an equivalent principal amount of a new series of 2.25% convertible subordinated notes due 2013 (“CSN II”) (collectively the “Exchange”) at a 5% discount. The primary purpose of the Exchange was to eliminate the June 15, 2010 call and put option that was included in the terms of CSN I. In connection with the Exchange, the Company issued an additional $80 million aggregate principal amount of CSN II at a price of $950 per $1,000 of principal. In December 2008, the Company entered into privately negotiated agreements under which it repurchased $21.8 million in aggregate principal amount of its outstanding CSN I at $845.38 per $1,000 of principal. The primary purpose of this transaction was to retire the notes, which contained a put option exercisable on June 15, 2010, at a discount. During the second quarter of 2010 the holders of the remaining $30.5 million of CSN I notes exercised their put option. These notes were repaid with cash on hand.
CSN II notes bear interest at 2.25% per annum, payable semi-annually, and are due on June 15, 2013. The holders may convert the notes into shares of the Company’s common stock at a conversion price of $34.70 per share, which is equivalent to a conversion ratio of 28.8219 shares per $1,000 of principal. The conversion price and the conversion ratio will adjust automatically upon certain changes to the Company’s capitalization. CSN II notes were issued at a price of $950 per $1,000 of principal. The fair value of CSN II as of July 2, 2010 was approximately $177 million and is based on recent sales prices.
The effective interest rate of CSN II, which takes into consideration the amortization of the discount and deferred fees related to the issuance of these notes is 8.5%. The discount on CSN II is being amortized to the maturity date of the convertible notes utilizing the effective interest method. As of July 2, 2010, the carrying amount of the discount related to the CSN II conversion option value was $27.1 million. As of July 2, 2010, the if-converted value of the CSN II notes does not exceed their principal amount as the Company’s closing stock price of $22.00 per share did not exceed the conversion price of $34.70 per share.
The contractual interest and discount amortization for CSN II were as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2010	2009	2010	2009
Contractual interest	$1,113	$1,113	$2,225	$2,225
Discount amortization	2,394	2,240	4,748	4,444

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited
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
Conversions in connection with corporate transactions that constitute a fundamental change require the Company to pay a premium make-whole amount, based upon a predetermined table as set forth in the indenture agreement, whereby the conversion ratio on the notes may be increased by up to 7.4 shares per $1,000 of principal. The premium make-whole amount will be paid in shares of common stock upon any such conversion, subject to the net share settlement feature of the notes described below.
CSN II contains a net share settlement feature that requires the Company to pay cash for each $1,000 of principal to be converted. Any amounts in excess of $1,000 will be settled in shares of the Company’s common stock, or at the Company’s option, cash. The Company has a one-time irrevocable election to pay the holders in shares of its common stock, which it currently does not plan to exercise.
The notes are redeemable by the Company at any time on or after June 20, 2012, or at the option of a holder upon the occurrence of certain fundamental changes, as defined in the indenture agreement, affecting the Company. The notes are subordinated in right of payment to all of our senior indebtedness and effectively subordinated to all debts and other liabilities of the Company’s subsidiaries.
Deferred Financing Fees — The change in deferred financing fees is as follows (in thousands):

At January 1, 2010	$3,028
Amortization during the period	(539)

At July 2, 2010	$2,489

6.	PENSION PLANS
The Company is required to provide its employees located in Switzerland and France certain defined pension benefits. These benefits accrue to employees based upon years of service, position, age and compensation. The defined benefit pension plan that provides benefits to the Company’s employees located in Switzerland is a funded contributory plan while the pension plan that provides benefits to the Company’s employees located in France is unfunded and noncontributory. The liability and corresponding expense related to these pension plans is based on actuarial computations of current and future benefits for employees. Pension expense is charged to current operating expenses.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited
The change in net pension liability is as follows (in thousands):

At January 1, 2010	$3,974
Net periodic pension cost	478
Benefit payments	(460)
Foreign currency translation	(190)

At July 2, 2010	$3,802

Net pension cost is comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2010	2009	2010	2009
Service cost	$229	$218	$469	$428
Interest cost	100	99	206	195
Amortization of net loss	6	32	11	62
Expected return on plan assets	(102)	(78)	(208)	(153)

Net pension cost	$233	$271	$478	$532

7.	STOCK-BASED COMPENSATION
Compensation costs related to share-based payments for the three months ended July 2, 2010 and July 3, 2009 totaled $1.7 million and $1.0 million, respectively. Compensation costs related to share-based payments for the six months ended July 2, 2010 and July 3, 2009 totaled $2.8 million and $2.8 million, respectively. Stock-based compensation expense included in the Condensed Consolidated Statement of Cash Flows includes, when incurred, costs recognized for the annual share contribution to the Company’s 401(k) Plan as well as for share-based payments.
The weighted average fair value and assumptions used to value options granted are as follows:

	Six Months Ended
	July 2,	July 3,
	2010	2009
Weighted average fair value	$8.24	$8.63
Risk-free interest rate	2.62%	2.02%
Expected volatility	40%	39%
Expected life (in years)	5	6
Expected dividend yield	0%	0%

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited
The following table summarizes time-vested stock option activity:

			Weighted
			Average
	Number of	Weighted	Remaining	Aggregate
	Time-Vested	Average	Contractual	Intrinsic
	Stock	Exercise	Life	Value
	Options	Price	(In Years)	(In Millions)
Outstanding at January 1, 2010	1,362,123	$23.94
Granted	239,253	20.57
Exercised	(33,296)	19.22
Forfeited or expired	(71,291)	24.77

Outstanding at July 2, 2010	1,496,789	$23.48	6.8	$1.6

Exercisable at July 2, 2010	952,487	$24.12	5.8	$1.1

The following table summarizes performance-vested stock option activity:

			Weighted
			Average
	Number of	Weighted	Remaining	Aggregate
	Performance-	Average	Contractual	Intrinsic
	Vested Stock	Exercise	Life	Value
	Options	Price	(In Years)	(In Millions)
Outstanding at January 1, 2010	1,001,984	$24.48
Forfeited or expired	(219,848)	27.30

Outstanding at July 2, 2010	782,136	$23.69	7.7	$0.0

Exercisable at July 2, 2010	206,255	$22.86	5.7	$0.0

The performance-based restricted stock units granted in 2010 only vest if certain performance metrics are achieved. The amount of shares that ultimately vest range from 0 shares to 280,419 shares based upon the total shareholder return of the Company relative to the Company’s compensation peer group, as disclosed in the Company’s definitive proxy statement filed on April 20, 2010, over a three year performance period beginning in the year of grant.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited
The following table summarizes time-vested restricted stock and unit activity:

		Weighted
	Time-Vested	Average
	Activity	Fair Value
Nonvested at January 1, 2010	160,998	$24.28
Granted	102,379	20.70
Forfeited or expired	(10,188)	25.02

Nonvested at July 2, 2010	253,189	$22.82

The following table summarizes performance-vested restricted stock and unit activity:

	Performance-	Weighted
	Vested	Average
	Activity	Fair Value
Nonvested at January 1, 2010	24,000	$22.59
Granted	280,419	14.46
Forfeited or expired	(200)	18.47

Nonvested at July 2, 2010	304,219	$15.10

8.	OTHER OPERATING EXPENSES, NET
Other operating expenses, net is comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2010	2009	2010	2009
2007 & 2008 facility shutdowns and consolidations(a)	$536	$1,578	$856	$3,477
Integration costs(b)	8	717	130	1,580
Asset dispositions and other(c)	(49)	129	501	170

	$495	$2,424	$1,487	$5,227

(a)	2007 & 2008 facility shutdowns and consolidations. In the first quarter of 2007, the Company announced that it would close its Electrochem manufacturing facility in Canton, MA and construct a new 81,000 square foot replacement facility in Raynham, MA. This initiative was not cost savings driven but capacity driven and was completed in the first quarter of 2009.
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

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited
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
The total cost incurred for these facility shutdowns and consolidations was $16.8 million and included the following:
a.	Severance and retention — $4.4 million;
b.	Production inefficiencies, moving and revalidation — $5.2 million;
c.	Accelerated depreciation and asset write-offs — $4.8 million;
d.	Personnel — $0.7 million; and
e.	Other — $1.7 million.
All categories of costs are considered to be cash expenditures, except accelerated depreciation and asset write-offs. Costs incurred during 2010 relating to these initiatives primarily related to the Electrochem business segment. For the six months ended July 3, 2009, costs relating to these initiatives of $1.4 million and $2.1 million were included in the Greatbatch Medical and Electrochem business segments, respectively.
As a result of these consolidation initiatives, one Greatbatch Medical facility and one Electrochem facility are classified as held for sale as of July 2, 2010. These facilities are recorded at the lower of their carrying amount or estimated fair value less costs to sell. The fair value of these facilities is primarily determined by reference to recent sales data for comparable facilities taking into consideration recent offers, if any, received from prospective buyers of the facility, which is categorized as Level 2 in the fair value hierarchy. These facilities are expected to be sold within the next year and have a carrying value of $3.6 million as of July 2, 2010 and are included in Other Current Assets in the Condensed Consolidated Balance Sheet. During the second quarter of 2010, the Company recognized a $0.6 million write down related to its Electrochem facility, as the estimated fair value less costs to sell was below the recorded book value. During the first quarter of 2010, the Company sold its Saignelegier, Switzerland facility for $1.1 million, which was previously classified as held for sale. No gain or loss was recognized during the period related to this facility.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited
The change in accrued liabilities related to the 2007 & 2008 facility shutdowns and consolidations is as follows (in thousands):

		Production	Accelerated
	Severance	Inefficiencies,	Depreciation/
	and	Moving and	Asset Write-
	Retention	Revalidation	offs	Personnel	Other	Total
At January 2, 2009	$594	$—	$—	$—	$—	$594
Restructuring charges	1,796	2,948	671	534	1,120	7,069
Write-offs	—	—	(671)	—	—	(671)
Cash payments	(1,466)	(2,948)	—	(534)	(1,120)	(6,068)

At January 1, 2010	$924	$—	$—	$—	$—	$924
Restructuring charges	—	153	570	68	65	856
Write-offs	—	—	(570)	—	—	(570)
Cash payments	(924)	(153)	—	(68)	(65)	(1,210)

At July 2, 2010	$—	$—	$—	$—	$—	$—

(b)	Integration costs. During 2010 and 2009, the Company incurred costs related to the integration of the companies acquired in 2007 and 2008. The integration initiatives include the implementation of the Oracle ERP system, training and compliance with Company policies as well as the implementation of lean manufacturing and six sigma initiatives. These expenses are primarily for consultants, relocation and travel costs that will not be required after the integrations are completed.

(c)	Asset dispositions and other. During 2010 and 2009, the Company recorded write-downs in connection with various asset disposals, which were partially offset by insurance proceeds received.
9.	INCOME TAXES
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
As discussed in Note 5 “Debt,” $30.5 million of CSN I were put back to the Company during the second quarter of 2010. This transaction resulted in discharge of indebtedness (“COD”) income for tax purposes. Under the American Recovery and Reinvestment Tax Act of 2009, an election can be made to defer such COD income and begin recognizing over a 5 year period, beginning in 2014. At this time, it is the Company’s intent to make this election, which is made with the filing of the 2010 tax return. As such, the tax liability associated with the COD income (approximately $6 million) has been classified as non-current Deferred Income Taxes.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited
During the quarter ended July 2, 2010, there has been no change in the balance of unrecognized tax benefits. Approximately $1.9 million of the balance of unrecognized tax benefits would favorably impact the effective tax rate (net of federal benefit on state issues), if recognized. It is reasonably possible that a reduction of approximately $0.7 million of the balance of unrecognized tax benefits may occur within the next twelve months as a result of the expiration of applicable statutes of limitation.
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
As previously reported, the Company is appealing the September 2009 jury verdict in the Input/Output Marine Systems action against the Company (“Electrochem Litigation”). During the third quarter of 2009, the Company accrued $34.5 million in connection with this litigation. During the appeal process, interest on the judgment will accrue based upon the Louisiana statutory rate, which is currently 3.75% per annum. The amount of interest that has accrued on this judgment through July 2, 2010 is $0.4 million.
The litigation previously reported in the Company’s Annual Report on Form 10-K for the year ended on January 1, 2010 commenced against the Company by its insurance carrier that had been paying the cost of defense in the Electrochem Litigation has been settled. Under the terms of the settlement agreement, the insurer has no further obligation to defend the Company, but the Company has no obligation to reimburse the insurer for defense costs expended prior to the jury verdict.
With regard to the previously reported patent infringement action filed by Pressure Products Medical Supplies, Inc. (“Pressure Products”), in August 2010 the parties reached an agreement to settle the litigation.  In exchange for a cash payment by the Company, Pressure Products will grant a covenant not to sue on the Company’s FlowGuardTM and OptiSealTM introducer products and dismiss its claims against the Company.  No further material litigation charges are anticipated with regards to this litigation as a result of this settlement. As part of the settlement, the litigation commenced by the Company against Pressure Products also will be dismissed.
Product Warranties — The Company generally warrants that its products will meet customer specifications and will be free from defects in materials and workmanship. The Company accrues its estimated exposure to warranty claims based upon recent historical experience and other specific information as it becomes available.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited
The change in aggregate product warranty liability for the quarter is as follows (in thousands):

Beginning balance at April 2, 2010	$1,692
Additions to warranty reserve	340
Warranty claims paid	(436)

Ending balance at July 2, 2010	$1,596

Purchase Commitments — Contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase orders are normally based on our current manufacturing needs and are fulfilled by our vendors within short time horizons. We enter into blanket orders with vendors that have preferred pricing and terms, however these orders are normally cancelable by us without penalty. As of July 2, 2010, the total contractual obligation related to such expenditures is approximately $10.4 million and will be financed by existing cash and cash equivalents or cash generated from operations over the next twelve months. We also enter into contracts for outsourced services; however, the obligations under these contracts were not significant and the contracts generally contain clauses allowing for cancellation without significant penalty.
Operating Leases — The Company is a party to various operating lease agreements for buildings, equipment and software. Minimum future annual operating lease payments are $1.5 million for the remainder of 2010; $2.0 million in 2011; $1.9 million in 2012; $1.8 million in 2013; $1.9 million in 2014 and $6.4 million thereafter. The Company primarily leases buildings, which accounts for the majority of the future lease payments.
Foreign Currency Contracts — In February 2009, the Company entered into forward contracts to purchase 10 million Mexican pesos per month from March 2009 to December 2009 at an exchange rate of 14.85 pesos per one U.S. dollar. These contracts were entered into in order to hedge the risk of peso-denominated payments associated with the operations at the Company’s Tijuana, Mexico facility for 2009. These contracts were accounted for as cash flow hedges. The amount recorded as a reduction of Cost of Sales during the six months ended July 3, 2009 related to these forward contracts was $0.2 million.
In December 2009, the Company entered into forward contracts to purchase 6.6 million Mexican pesos per month from January 2010 to December 2010 at an exchange rate of 13.159 pesos per one U.S. dollar. In February 2010, the Company entered into forward contracts to purchase an additional 3.3 million Mexican pesos per month from February 2010 to December 2010 at an exchange rate of 13.1595 pesos per one U.S. dollar. These contracts were entered into in order to hedge a portion of the risk of peso-denominated payments associated with the operations at the Company’s Tijuana, Mexico facility for 2010 and are being accounted for as cash flow hedges. As of July 2, 2010, these contracts had a negative fair value of $0.02 million, which is recorded within Accrued Expenses and Other Current Liabilities in the Condensed Consolidated Balance Sheet. The amount recorded as a reduction of Cost of Sales during the six months ended July 2, 2010 related to these forward contracts was $0.3 million. No portion of the change in fair value of the Company’s foreign currency contracts during the six months ended July 2, 2010 or July 3, 2009 was considered ineffective.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited
Subsequent Event — In July 2010, the Company entered into a forward contract to purchase 6.6 million Mexican pesos per month from January 2011 to December 2011 at an exchange rate of 13.2231 pesos per one U.S. dollar. This contract was entered into in order to hedge the risk of peso-denominated payments associated with a portion of the operations at the Company’s Tijuana, Mexico facility for 2011 and will be accounted for as a cash flow hedge.
Self-Insured Medical Plan — In an attempt to help offset the cost of rising health care expenses, in 2010, the Company began self-funding the medical insurance coverage for all of its U.S. based employees. The risk to the Company is being limited through the use of stop loss insurance which has annual deductibles in the amount of $0.2 million per covered participant and $9.9 million in the aggregate. The maximum benefit for aggregate losses is $1.0 million and $4.8 million for specific losses. As of July 2, 2010, the Company has $2.2 million accrued related to the self-insurance of its medical plan, which is recorded as Accrued Expenses and Other Current Liabilities in the Condensed Consolidated Balance Sheet, and is based upon prior years claim history.
11.	EARNINGS PER SHARE (“EPS”)
The following table illustrates the calculation of basic and diluted EPS (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2010	2009	2010	2009
Numerator for basic EPS:
Net income	$7,788	$6,562	$13,335	$13,226
Effect of dilutive securities:
Interest expense on convertible notes and related deferred financing fees, net of tax	111	130	241	260

Numerator for diluted EPS	$7,899	$6,692	$13,576	$13,486

Denominator for basic EPS:
Weighted average shares outstanding	23,058	22,960	23,051	22,887
Effect of dilutive securities:
Convertible subordinated notes	630	756	693	756
Stock options and unvested restricted stock	238	139	202	257

Denominator for diluted EPS	23,926	23,855	23,946	23,900

Basic EPS	$0.34	$0.29	$0.58	$0.58

Diluted EPS	$0.33	$0.28	$0.57	$0.56

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited
The diluted weighted average share calculations do not include the following securities, which are not dilutive to the EPS calculations:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2010	2009	2010	2009
Time-vested stock options, restricted stock and restricted stock units	1,118,000	1,289,000	1,372,000	1,314,000
Performance-vested stock options and restricted stock units	942,000	942,000	956,000	942,000
12.	COMPREHENSIVE INCOME
The Company’s comprehensive income as reported in the Condensed Consolidated Statements of Operations and Comprehensive Income includes net income, foreign currency translation gains (losses) and unrealized gains (losses) on cash flow hedges.
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
The Company has designated its interest rate swaps and foreign currency contracts (See Notes 5 “Debt” and 10 “Commitments and Contingencies”) as cash flow hedges. Accordingly, the effective portion of any change in the fair value of these instruments is recorded in comprehensive income (loss), net of tax, and reclassified into earnings (Interest Expense — Swaps, Cost of Sales — FX Contracts) in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge ineffectiveness are recognized in current earnings.
Accumulated other comprehensive income (loss) is comprised of the following (in thousands):

	Defined
	Benefit		Foreign
	Pension	Cash	Currency	Total		Net-of-
	Plan	Flow	Translation	Pre-Tax		Tax
	Liability	Hedges	Adjustment	Amount	Tax	Amount
At January 1, 2010	$(1,455)	$(1,701)	$4,334	$1,178	$970	$2,148
Unrealized loss on cash flow hedges	—	(130)	—	(130)	46	(84)
Realized loss on cash flow hedges	—	1,021	—	1,021	(357)	664
Foreign currency translation loss	—	—	(4,654)	(4,654)	—	(4,654)

At July 2, 2010	$(1,455)	$(810)	$(320)	$(2,585)	$659	$(1,926)

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited
13.	FAIR VALUE MEASUREMENTS
The following table provides information regarding assets and liabilities recorded at fair value in the Company’s Condensed Consolidated Balance Sheet as of July 2, 2010 (in thousands):

	Fair Value Measurements Using
		Quoted
		Prices in	Significant
		Active Markets	Other	Significant
	At	for Identical	Observable	Unobservable
	July 2,	Assets	Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Assets
Asset held for sale	$1,500	$—	$1,500	$—

Liabilities
Foreign currency contracts	$21	$—	$21	$—
Interest rate swaps	789	—	789	—
Asset held for sale — Assets held for sale are recorded at the lower of their carrying amount or estimated fair value less cost to sell. For the property written-down in the second quarter of 2010, the fair value was primarily determined by reference to recent offers received from prospective buyers of the facility. The Company’s assets held for sale that are recorded at fair value are categorized in Level 2 of the fair value hierarchy.
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
Convertible subordinated notes — The fair value of the Company’s convertible subordinated notes disclosed in Note 5 “Debt” were determined based upon recent third-party transactions for the Company’s notes in an inactive market. The Company’s convertible subordinated notes are valued for disclosure purposes utilizing Level 2 measurements of the fair value hierarchy.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited
Cost method investments — The Company holds certain cost method investments that are measured at fair value on a non-recurring basis in periods subsequent to initial recognition. The fair value of a cost method investment is only estimated if there are identified events or changes in circumstances that indicate impairment may be present. The aggregate carrying amount of our cost method investments included in Other Assets was $11.9 million as of July 2, 2010 and January 1, 2010.
14.	BUSINESS SEGMENT, GEOGRAPHIC AND CONCENTRATION RISK INFORMATION
The Company operates its business in two reportable segments — Greatbatch Medical and Electrochem Solutions (“Electrochem”). The Greatbatch Medical segment designs and manufactures components and devices for the CRM, neuromodulation, vascular and orthopaedics markets. Additionally, the Greatbatch Medical business offers value-added assembly and design engineering services for products that incorporate Greatbatch Medical components.
Electrochem designs, manufactures and distributes electrochemical cells, battery packs and wireless sensors for demanding applications in markets such as energy, security, portable medical, environmental monitoring and more.
The Company defines segment income from operations as sales less cost of sales including amortization and expenses attributable to segment-specific selling, general and administrative, research, development and engineering expenses, and other operating expenses. Segment income also includes a portion of non-segment specific selling, general and administrative expenses based on allocations appropriate to the expense categories. The remaining unallocated operating expenses are primarily corporate headquarters and administrative function expenses. The unallocated operating expenses along with other expense are not allocated to reportable segments. Transactions between the two segments are not significant. An analysis and reconciliation of the Company’s business segment, product line and geographic information to the respective information in the condensed consolidated financial statements follows. Sales by geographic area are presented by allocating sales from external customers based on where the products are shipped to (in thousands):

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2010	2009	2010	2009
Sales:
Greatbatch Medical
CRM/Neuromodulation	$78,838	$78,026	$155,763	$155,293
Vascular	11,007	9,152	19,173	19,885
Orthopaedics	30,488	31,389	59,929	65,472

Total Greatbatch Medical	120,333	118,567	234,865	240,650
Electrochem	20,462	16,158	37,959	33,893

Total sales	$140,795	$134,725	$272,824	$274,543

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2010	2009	2010	2009
Segment income (loss) from operations:
Greatbatch Medical	$18,183	$15,736	$32,213	$32,374
Electrochem	3,331	(335)	7,084	1,060

Total segment income from operations	21,514	15,401	39,297	33,434
Unallocated operating expenses	(4,197)	(2,932)	(7,984)	(6,166)

Operating income as reported	17,317	12,469	31,313	27,268
Unallocated other expense	(5,336)	(4,324)	(10,798)	(9,395)

Income before provision for income taxes	$11,981	$8,145	$20,515	$17,873

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2010	2009	2010	2009
Sales by geographic area:
United States	$67,170	$62,866	$125,389	$134,088
Non-Domestic locations:
Puerto Rico	23,533	21,879	46,136	37,198
Belgium	14,528	4,318	30,713	4,383
United Kingdom & Ireland	11,421	15,925	25,049	31,297
France	1,703	14,259	3,746	33,963
Rest of world	22,440	15,478	41,791	33,614

Total sales	$140,795	$134,725	$272,824	$274,543

Four customers accounted for a significant portion of the Company’s sales as follows:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2010	2009	2010	2009
Customer A	22%	22%	23%	22%
Customer B	19%	16%	18%	15%
Customer C	11%	13%	12%	12%
Customer D	7%	12%	8%	11%

	59%	63%	61%	60%

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited
Long-lived tangible assets by geographic area are as follows (in thousands):

	As of
	July 2,	January 1,
	2010	2010
United States	$125,318	$132,605
Rest of world	34,393	38,478

Total	$159,711	$171,083

15.	IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
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
Our Customers
Greatbatch Medical customers include leading OEMs, in alphabetical order here and throughout this report, such as Biotronik, Boston Scientific, DePuy, Johnson & Johnson, Medtronic, Smith & Nephew, Sorin Group, St. Jude Medical, Stryker and Zimmer. The nature and extent of our selling relationships with each OEM varies in terms of breadth of products purchased, purchased product volumes, length of contractual commitment, ordering patterns, inventory management and selling prices. During the six months ended July 2, 2010, Boston Scientific, Johnson & Johnson, Medtronic and St. Jude Medical collectively accounted for 61% of our total sales.

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
In June 2010, we extended our feedthrough agreement with St. Jude Medical through 2017. Under the terms of the agreement we are guaranteed 100% of St Jude Medical’s feedthrough and filtering business and 80% of their implantable pulse generator MRI filtered feedthrough business. This agreement demonstrates the close working relationship we have with our customers and more specifically, St. Jude Medical. Additionally, it is a testament to our quality and reliability as we have been named the exclusive supplier of this key component to St. Jude Medical’s devices.
Our Electrochem customers operate in the energy, security, portable medical and environmental monitoring markets and include 3M, General Electric, Halliburton, Honeywell, Thales, Weatherford and Zoll Medical.
Financial Overview
Sales for the second quarter of 2010 were $140.8 million compared to $134.7 million in the comparable 2009 period. This 5% increase was primarily due to improvements in our vascular and Electrochem markets, which were negatively impacted in the 2009 period by customer inventory adjustments and a contraction in the underlying markets which have now begun to ease. For the first half of 2010, sales of $273 million were consistent with the prior year period.
We prepare our financial statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Additionally, we consistently report and discuss in our quarterly earnings releases and investor presentations adjusted operating income and margin, adjusted net income and adjusted earnings per diluted share. These adjusted amounts consist of GAAP amounts excluding the following adjustments to the extent they occur during the period: (i) acquisition-related charges; (ii) facility consolidation; manufacturing transfer and system integration charges; (iii) asset write-down and disposition charges; (iv) litigation charges; (v) the non-cash impact of accounting changes and (vi) the income tax (benefit) related to these adjustments. We believe that reporting these amounts provides important supplemental information to our investors and creditors seeking to understand the financial and business trends relating to our financial condition and results of operations. Additionally, performance-based compensation of our executive management is determined utilizing these adjusted amounts.
GAAP operating income for the second quarter of 2010 was $17.3 million compared to $12.5 million for the 2009 second quarter. Similarly, adjusted operating income was $17.8 million, or 12.7% of sales, in the second quarter 2010, compared to $14.9 million, or 11.1% of sales, for the comparable 2009 period. The increase in GAAP and adjusted operating income from the prior year was primarily due to higher revenue levels, as described above, partially offset by an increase in net research, development and engineering costs (“RD&E”), which, as expected, were higher in the current year period due to further investment in the development of new technologies, including systems level projects, in order to create long-term growth opportunities. Additionally, operating income benefited in the current period from a lower level of selling, general and administrative expenses (“SG&A”) due to our various consolidation and cost cutting initiatives.

For the first six months of 2010, GAAP operating income was higher than the prior year period primarily due to lower consolidation and integration charges as those projects were substantially completed by the end of 2009. Adjusted operating income for the first six months of 2010 was consistent with the prior year period, as a higher level of RD&E costs was offset by lower SG&A expenses primarily due to the same reasons as discussed above.
A reconciliation of GAAP operating income to adjusted amounts is as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2010	2009	2010	2009
Operating income as reported	$17,317	$12,469	$31,313	$27,268
Adjustments:
Consolidation costs	536	1,578	856	3,477
Integration expenses	8	717	130	1,580
Asset dispositions and other	(49)	129	501	170

Adjusted operating income	$17,812	$14,893	$32,800	$32,495

Adjusted operating margin	12.7%	11.1%	12.0%	11.8%

This higher level of GAAP and adjusted operating income for the 2010 periods was offset by a higher effective tax rate than the prior year periods due to the favorable impact of the resolution of tax audits during the 2009 second quarter and the expiration of the U.S. R&D tax credit at the end of 2009. As a result, GAAP diluted earnings per share (“EPS”) was $0.57 per share for the first six months of 2010 compared to $0.56 for the 2009 period. Similarly, adjusted diluted EPS was $0.71 for the first six months of 2010 versus $0.80 for the comparable 2009 period.
A reconciliation of GAAP net income and diluted EPS to adjusted amounts is as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2010	2009	2010	2009
Income before taxes as reported	$11,981	$8,145	$20,515	$17,873
Adjustments:
Consolidation costs	536	1,578	856	3,477
Integration expenses	8	717	130	1,580
Asset dispositions and other	(49)	129	501	170
CSN II conversion option discount amortization	1,950	1,810	3,865	3,588

Adjusted income before taxes	14,426	12,379	25,867	26,688
Adjusted provision for income taxes	5,049	3,065	9,053	7,732

Adjusted net income	$9,377	$9,314	$16,814	$18,956

Adjusted diluted EPS	$0.40	$0.40	$0.71	$0.80

Number of shares	23,926	23,855	23,946	23,900

Cash flows from operations for the first six months of 2010 were $44.2 million compared to $21.7 million for the 2009 period. The increase from the prior year is primarily due to our strategic initiatives designed to improve operational efficiency, as well as the timing of payments and lower consolidation and integrations costs. A portion of these cash flows from operations were used to repay the current portion of long-term debt of $30 million, which came due during the second quarter of 2010. The Company currently expects that cash flow from operations for the remainder of 2010 will continue to be used to support routine capital expenditures and to further pay down debt as we continue to take steps to strengthen our balance sheet in order to support future internal growth.
Our CEO’s View
Our revenue and operating results for the second quarter of 2010 reflect improvements across all of our product lines, as well as continued benefits from our diversification strategy and our various cost cutting initiatives. We were especially pleased with the growth we saw in our vascular and Electrochem markets, which are recovering from the difficult market conditions of 2009. As we look to the second half of the year, we remain on track to meet our previously stated guidance. With that said, further sequential growth may prove to be challenging given our seasonally slow third quarter, foreign currency headwinds, and that customers have stabilized their inventory levels. Nevertheless, we continue to invest and take steps to deliver innovative solutions to our customers, including the continued development of systems level projects, which will be critical to our long-term growth and profitability. We remain confident in this strategy and continue to make significant progress towards the completion of these initiatives.
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
Product Development

Currently, we are developing a series of new products for customer applications in the CRM, neuromodulation, vascular, orthopaedics and Electrochem markets. Some of the key development initiatives include:
1.	To develop complete system solutions for our OEM customers in the markets we operate in;

2.	To continue development of MRI compatible leadwires and other neuromodulation products;

3.	To continue development of higher energy/higher density capacitors;

4.	To integrate Biomimetic coating technology with our therapy delivery devices;

5.	To complete the design of next generation steerable catheters, sheaths and introducers;

6.	To further develop minimally invasive surgical techniques for the orthopaedics industry;

7.	To develop disposable instrumentation for the orthopaedics industry;

8.	To provide wireless sensing solutions to Electrochem customers; and

9.	To develop a charging platform for Electrochem’s secondary offering.

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
We estimate that the market opportunity for the OptiSeal™ project is approximately $10 — $20 million of annual revenue. Additionally, it provides us with an opportunity for expansion into the vascular and peripheral access markets. In the second half of this year we expect to finalize distribution agreements with our customers and OptiSeal™ will begin to provide a return on the R&D investment we have made over the last two years.
We expect to be able to make additional product announcements later this year after 510(k) regulatory clearance is received. The initial product announcements are expected to center around systems we are developing for the vascular market but longer-term will include our CRM, neuromodulation, Orthopaedics and Electrochem markets. Ultimately our goal is to establish a cadence of system level product announcements similar to the OptiSeal™ Introducer program that will help us achieve our stated goal of growing revenue faster than the underlying markets we serve.
Cost Savings and Consolidation Efforts
In the 2010 and 2009 periods we recorded charges in Other Operating Expenses, Net in the Condensed Consolidated Statements of Operations related to cost savings and consolidation efforts initiated in 2007 and 2008. These initiatives were undertaken to improve our operational efficiencies and profitability. Additional information regarding the timing, cash flow and amount of future expenditures is set forth in Note 8 “Other Operating Expenses, Net” of the Notes to the Condensed Consolidated Financial Statements contained in this report.
Our Financial Results
We utilize a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31st. For 52-week years, each quarter contains 13 weeks. The second quarter of 2010 and 2009 ended on July 2, and July 3, respectively. The commentary that follows should be read in conjunction with our Condensed Consolidated Financial Statements and related notes and with the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K for the fiscal year ended January 1, 2010.

The following table presents certain selected financial information derived from our Condensed Consolidated Financial Statements for the periods presented (dollars in thousands, except per share data):

	Three Months Ended				Six Months Ended
	July 2,	July 3,	$	%	July 2,	July 3,	$	%
	2010	2009	Change	Change	2010	2009	Change	Change
Sales:
Greatbatch Medical
CRM/Neuromodulation	$78,838	$78,026	$812	1%	$155,763	$155,293	$470	0%
Vascular	11,007	9,152	1,855	20%	19,173	19,885	(712)	-4%
Orthopaedics	30,488	31,389	(901)	-3%	59,929	65,472	(5,543)	-8%

Total Greatbatch Medical	120,333	118,567	1,766	1%	234,865	240,650	(5,785)	-2%
Electrochem	20,462	16,158	4,304	27%	37,959	33,893	4,066	12%

Total sales	140,795	134,725	6,070	5%	272,824	274,543	(1,719)	-1%
Cost of sales	95,336	93,253	2,083	2%	185,701	188,907	(3,206)	-2%

Gross profit	45,459	41,472	3,987	10%	87,123	85,636	1,487	2%
Gross profit as a % of sales	32.3%	30.8%			31.9%	31.2%

Selling, general and administrative expenses (SG&A)	16,470	17,885	(1,415)	-8%	32,122	36,572	(4,450)	-12%
SG&A as a % of sales	11.7%	13.3%			11.8%	13.3%

Research, development and engineering costs, net (RD&E)	11,177	8,694	2,483	29%	22,201	16,569	5,632	34%
RD&E as a % of sales	7.9%	6.5%			8.1%	6.0%

Other operating expenses, net	495	2,424	(1,929)	-80%	1,487	5,227	(3,740)	-72%

Operating income	17,317	12,469	4,848	39%	31,313	27,268	4,045	15%
Operating margin	12.3%	9.3%			11.5%	9.9%
Interest expense	5,139	4,930	209	4%	10,287	9,819	468	5%
Interest income	(3)	(2)	(1)	NA	(5)	(27)	22	NA
Other (income) expense, net	200	(604)	804	NA	516	(397)	913	NA
Provision for income taxes	4,193	1,583	2,610	165%	7,180	4,647	2,533	55%
Effective tax rate	35.0%	19.4%			35.0%	26.0%

Net income	$7,788	$6,562	$1,226	19%	$13,335	$13,226	$109	1%

Net margin	5.5%	4.9%			4.9%	4.8%
Diluted earnings per share	$0.33	$0.28	$0.05	18%	$0.57	$0.56	$0.01	2%

Sales

	Three Months Ended			Six Months Ended
	July 2,	July 3,	%	July 2,	July 3,	%
	2010	2009	Change	2010	2009	Change
Sales:
Greatbatch Medical
CRM/Neuromodulation	$78,838	$78,026	1%	$155,763	$155,293	0%
Vascular	11,007	9,152	20%	19,173	19,885	-4%
Orthopaedics	30,488	31,389	-3%	59,929	65,472	-8%

Total Greatbatch Medical	120,333	118,567	1%	234,865	240,650	-2%
Electrochem	20,462	16,158	27%	37,959	33,893	12%

Total sales	$140,795	$134,725	5%	$272,824	$274,543	-1%

Greatbatch Medical — CRM and neuromodulation sales for the three and six months ended July 2, 2010 remained consistent with the prior year periods as the benefit of further adoption of the Company’s Q series batteries, which empower new device features and reduce the overall size of medical devices were offset by lower feedthrough sales as the 2009 periods included the benefit of customer product launches.
Second quarter 2010 sales for the vascular product line increased 20% to $11.0 million, compared to prior year sales of $9.2 million. This increase was primarily due to higher introducer and catheter sales as customer inventory reduction programs, which began in 2009, are now complete and ordering patterns have returned to a more normalized rate. Vascular sales for the first six months of 2010 were 4% below the prior year due to the customer inventory reduction programs mentioned above.
Orthopaedics product line sales of $30.5 million for the second quarter of 2010 were below the $31.4 million for the comparable 2009 period and were negatively impacted by the decline in the euro during the period. Excluding this foreign currency exchange differential, which reduced sales by approximately $1.0 million, orthopaedics revenues were consistent with the prior year. For the year-to-date period orthopaedics sales were 8% below the prior year period due to various customer inventory reduction programs due to lower procedure volumes. However, the impact of these customer inventory reduction initiatives and lower procedure volumes continued to ease during the quarter as orthopaedics sales increased 4% over the sequential first quarter 2010 period. We expect orthopaedics revenue to continue to be impacted by the lower euro exchange rate for the remainder of 2010 and seasonal slow-downs in the third quarter. However these fluctuations are not expected to materially impact our operating income.
Electrochem — Second quarter 2010 sales for the Electrochem business segment were $20.5 million compared to $16.2 million in the second quarter of 2009. The increase from the prior year primarily related to the continued recovery in the energy and portable medical markets. The difficult market conditions experienced in 2009 began to ease in the first quarter 2010 and the second quarter of 2010 saw a restocking of customer inventory, which is not expected to continue in the next two quarters. These strong second quarter sales were also the main driver behind the 12% improvement in Electrochem sales during the first half of 2010 compared to the same period of 2009.

2010 Sales Outlook — At this time, we expect 2010 annual sales growth by product line to be as follows:
•	CRM & Neuromodulation	2% to 5%

•	Vascular	3% to 7%

•	Orthopaedics	3% to 7%
•	Electrochem	0% to 5%
It is important to note that these annual sales growth rates are on a constant currency basis. As previously discussed, we expect orthopaedics revenue to continue to be negatively impacted by the lower euro foreign currency exchange rate for the remainder of 2010.
Gross Profit
Changes to gross profit as a percentage of sales from the prior year periods were primarily due to the following:

	Changes From Prior Year
	Three Months	Six Months
Performance-based compensation(a)	0.3%	1.0%
Excess capacity(b)	-3.5%	-2.6%
Selling price(c)	-1.1%	-0.8%
Mix Change(d)	5.0%	3.9%
Other	0.8%	-0.8%

Total percentage point change to gross profit as a percentage of sales	1.5%	0.7%

(a)	Amount represents lower performance-based compensation in comparison to the prior year, which is recorded based upon the results of the current period. Performance-based compensation was higher in the second quarter of 2010 versus the sequential first quarter 2010 as revenue and operating results improved. For the remainder of 2010, performance-based compensation is expected to increase as operating results continue to improve.

(b)	Our gross profit percentage was negatively impacted from excess capacity costs driven by the lower volumes, primarily for the vascular and orthopaedics product lines, in comparison to the first half of 2009. In accordance with our inventory accounting policy, excess capacity costs are expensed. Excess capacity costs are expected to decrease as volumes improved in the second quarter of 2010.

(c)	Our gross profit percentage was negatively impacted due to contractual volume price reductions and price concessions made to our larger OEM customers on certain product lines. We expect this pricing pressure to continue in the future.

(d)	Our gross profit percentage was positively impacted from an increase in sales of higher margin products as a percentage of total sales, mainly in CRM and neuromodulation and Electrochem products for the first six months of 2010 and vascular products during the second quarter of 2010.
We expect that our gross profit margin will continue around the second quarter 2010 level for the remainder of the year as sequential sales volume growth is expected to be challenging as discussed above. Over the long-term we expect our gross profit margin to improve as more system level products are introduced, which typically earn a higher margin.

SG&A Expenses
Changes to SG&A expenses from the prior year period were due to the following (in thousands):

	Changes From Prior Year
	Three Months	Six Months
Personnel costs(a)	$539	$(1,384)
Litigation related fees and charges(b)	(1,147)	(1,031)
Allowance for doubtful accounts(c)	(474)	(1,394)
Other	(333)	(641)

Net decrease in SG&A	$(1,415)	$(4,450)

(a)	Amount represents the change in personnel costs from the 2009 period and includes the impact of performance-based compensation as well as our consolidation and cost cutting initiatives. Performance-based compensation varies based upon the results for the period and was higher in the second quarter of 2010 versus the sequential first quarter 2010 as revenue and operating results improved. For the remainder of 2010, performance-based compensation is expected to increase as operating results continue to improve.

(b)	Amounts represent the change in fees and charges incurred versus the 2009 period in connection with the patent infringement action filed by Pressure Products and the Electrochem Litigation discussed in Note 10 “Commitments and Contingencies” of the Notes to the Condensed Consolidated Financial Statements contained in this report.

(c)	Amounts primarily relate to lower losses incurred on uncollectible receivables compared to the 2009 period, which included higher Electrochem and orthopaedics write-offs due to the economic slowdown.
Throughout the remainder of 2010, we expect SG&A expenses to increase slightly from the current levels due to normal inflationary cost increases, investment in sales and marketing and higher performance-based compensation as our operating results improve.
RD&E Expenses, Net
Net RD&E costs are comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2010	2009	2010	2009
Research and development costs	$4,426	$4,725	$8,954	$8,736

Engineering costs	8,804	6,333	16,817	12,779
Less cost reimbursements	(2,053)	(2,364)	(3,570)	(4,946)

Engineering costs, net	6,751	3,969	13,247	7,833

Total RD&E	$11,177	$8,694	$22,201	$16,569

As expected, net RD&E expenses for the first two quarters of 2010 were above the comparable 2009 period due to further investment in the development of new technologies, including the development of systems level solutions. Additionally, during 2010 we received a lower level of customer cost reimbursements. These cost reimbursements can vary significantly from period to period due to the timing of the achievement of milestones on development projects. Excluding these customer cost reimbursements, RD&E was 9.4% of sales for the first six months of 2010 compared to 7.8% of sales in the comparable 2009 period. We anticipate that the higher level of RD&E investment will continue for the remainder of 2010 consistent with our long-term growth strategy. Our long-term growth strategy includes investing resources in new technologies, including system level solutions for our customers. This strategy also includes partnering with our OEM customers, including sharing technology and resources, in order to bring these solutions to market. The benefits to our OEM customers is that it will shorten their time to market by accelerating the velocity of innovation, optimizing their supply chain and ultimately providing them with cost efficiencies. The timeline for approval of our vascular market systems projects is shorter than for our other markets. As such, we anticipate making additional announcements, similar to the OptiSealTM project discussed in the Product Development section of this report, over the next several quarters.
Other Operating Expenses, Net
Other operating expenses, net is comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2010	2009	2010	2009
2007 & 2008 facility shutdowns and consolidations(a)	$536	$1,578	$856	$3,477
Integration costs(b)	8	717	130	1,580
Asset dispositions and other(c)	(49)	129	501	170

	$495	$2,424	$1,487	$5,227

(a)	In the 2010 and 2009 periods, we recorded charges related to our various cost savings and consolidation efforts initiated in 2007 and 2008. Over the long-term, we expect these initiatives to improve our operational efficiencies and profitability. During the second quarter of 2010, the Company recognized a $0.6 million write down related to its Electrochem facility, as the estimated fair value less costs to sell was below the recorded book value. Additional information regarding the timing, cash flow and amount of future expenditures is discussed in Note 8 “Other Operating Expenses, Net” of the Notes to the Condensed Consolidated Financial Statements contained in this report. At this time, we have completed all of our publicly announced consolidation initiatives. However, we continually analyze our business to find ways to improve our operational efficiency and we expect to take additional steps to drive further improvements, particularly with respect to the optimization of our orthopaedics product line. During the current quarter, this optimization plan, which will be ongoing for the next several years, continued and was primarily focused on our Indianapolis, Indiana facility.

(b)	During the 2010 and 2009 periods, we incurred costs related to the integration of the companies acquired in 2007 and 2008. The integration initiatives include the implementation of the Oracle ERP system, training and compliance with policies, as well as the implementation of lean manufacturing and six sigma initiatives. The expenses are primarily for consultants, relocation and travel costs that will not be required after the integrations are completed.

(c)	During the 2010 and 2009 periods, we recorded write-downs in connection with various asset disposals.
In 2010, consolidation and integration expenses are expected to be approximately $4 to $6 million.

Interest Expense and Interest Income
Interest expense and interest income for the first two quarters of 2010 were consistent with the same periods of 2009. Going forward, we expect interest expense to remain at current levels as the benefit of paying down our long-term debt with excess cash flow from operations is expected to be offset by increased discount amortization and interest expense associated with the Electrochem Litigation appeal. See Note 10 “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements in this report.
Other (Income) Expense, Net
Other (income) expense, net primarily includes the impact of foreign currency exchange rate fluctuations on transactions denominated in foreign currencies, which did not materially impact our results in the first two quarters of 2010 or 2009. The Company generally does not expect foreign currency exchange rate fluctuations to have a material impact on its net income.
Provision for Income Taxes
The effective tax rate for the three and six months ended July 2, 2010 was 35.0% compared to 19.4% and 26.0%, respectively, for the comparable 2009 periods. The current period rate reflects a tax benefit from having operations outside the U.S., which are taxed at rates lower than the U.S. statutory rate of 35%. This benefit was offset by the impact of non-deductible items and the absence of the research and development tax credit, which expired at the end of 2009. The second quarter 2009 tax rate also included the favorable impact of the resolution of tax audits. Pending legislation would retroactively reinstate the R&D tax credit to the beginning of 2010. This legislation, if enacted, would positively impact the effective tax rate in the period that it is enacted.
We believe that it is reasonably possible that a reduction of approximately $0.7 million of the balance of unrecognized tax benefits may occur within the next twelve months as a result of the expiration of applicable statutes of limitation, which would positively impact our effective tax rate in the period of reduction.
Liquidity and Capital Resources

	As of
	July 2,	January 1,
(Dollars in thousands)	2010	2010
Cash and cash equivalents(a)	$45,657	$37,864
Working capital(a)	$162,878	$119,926
Current ratio(a)	2.6	1.9

(a)	These increases primarily relate to the cash flow generated from operations of $44.2 million for the first half of 2010 partially offset by net expenditures for property, plant and equipment of $6.4 million. Additionally, our current ratio benefited from the $30.5 million payoff of the current portion of our long-term debt that came due during the second quarter of 2010.

Revolving Line of Credit — We have a senior credit facility (the “Credit Facility”) consisting of a $235 million revolving line of credit, which can be increased to $335 million upon our request and approval by a majority of the lenders. The Credit Facility also contains a $15 million letter of credit subfacility and a $15 million swingline subfacility. In connection with the Electrochem Litigation, we were required to bond the amount of the judgment and statutory interest in order to appeal. We satisfied this requirement by posting a bond, which required collateralization. We received approval from the lenders supporting our Credit Facility to increase the letter of credit subfacility by $35 million for use only in connection with bonding the appeal of the Electrochem Litigation, of which $23 million was being utilized as of July 2, 2010. The Credit Facility is secured by our non-realty assets including cash, accounts and notes receivable, and inventories, and has an expiration date of May 22, 2012 with a one-time option to extend to April 1, 2013 at our option if no default has occurred.
The Credit Facility is supported by a consortium of six banks with no bank controlling more than 25% of the facility. As of July 2, 2010, each bank supporting the Credit Facility has an S&P credit rating of at least BBB- or better, which is considered investment grade.
The Credit Facility requires us to maintain a ratio of adjusted EBITDA, as defined in the credit agreement, to interest expense of at least 3.00 to 1.00. For the twelve month period ending July 2, 2010, our ratio of adjusted EBITDA to interest expense, calculated in accordance with our credit agreement, was 9.3 to 1.00, well above the required limit. The Credit Facility also requires us to maintain a total leverage ratio, as defined in the credit agreement, of not greater than 4.50 to 1.00. As of July 2, 2010, our total leverage ratio, calculated in accordance with our credit agreement, was 3.04 to 1.00, well below the required limit. The calculation of adjusted EBITDA and leverage ratio exclude non-cash charges, as well as charges in connection with the Electrochem Litigation up to a limit of $35 million.
The Credit Facility contains customary events of default. Upon the occurrence and during the continuance of an event of default, a majority of the lenders may declare the outstanding advances and all other obligations under the Credit Facility immediately due and payable. See Note 5 “Debt” of the Notes to Condensed Consolidated Financial Statements in this report for a more detailed description of the Credit Facility.
Based upon our current capital needs, we anticipate utilizing free cash flow (cash flow from operations less capital expenditures) to make principal payments on our long-term debt. In July 2010, we made an additional $20 million payment on the outstanding balance under the Credit Facility. As of July 2, 2010, we had $114 million of borrowing capacity available under the Credit Facility. This amount may vary from period to period based upon our debt and EBITDA levels, which impacts the covenant calculations. We believe that our cash flow from operations and the Credit Facility provide adequate liquidity to meet our short- and long- term funding needs.
Operating activities — Cash flows from operations for the first six months of 2010 were $44.2 million compared to $21.7 million for the comparable 2009 period. The increase from the prior year is primarily due to our strategic initiatives designed to improve operational efficiency, as well as the timing of payments and lower consolidation and integrations costs.
Investing activities — Net cash used in investing activities for the first six months of 2010 were $5.6 million and was primarily related to maintenance capital expenditures. Our current expectation is that capital spending for the remainder of 2010 will be in the range of $10 million to $20 million, of which approximately half is discretionary in nature. These purchases relate to routine maintenance investments to support our internal growth, as well as additional investment in our orthopaedics business in order to further drive operational efficiencies.
We anticipate that cash on hand along with cash flow from operations and availability under our revolving line of credit will be sufficient to fund these capital expenditures. Going forward, we will continue to consider strategically targeted and opportunistic acquisitions.

Financing activities — Net cash used in financing activities for the first six months of 2010 were $30.5 million. As expected, during the second quarter of 2010 the holders of the remaining $30.5 million of CSN I notes exercised their put option. These notes were repaid with cash on hand. Going forward, we expect excess cash flow to be used to pay down amounts outstanding under our revolving line of credit and we made a $20 million principal payment in July 2010.
Capital Structure — As of July 2, 2010, our capital structure consisted of $197.8 million of convertible subordinated notes, $98.0 million of debt under our revolving line of credit and 23.2 million shares of common stock outstanding. Additionally, we had $45.7 million in cash and cash equivalents, which is sufficient to meet our short-term operating cash needs. If necessary, we have access to $114 million of borrowing capacity under our line of credit and are authorized to issue up to 100 million shares of common stock and 100 million shares of preferred stock. The market value of our outstanding common stock since our initial public offering has exceeded our book value; accordingly, we believe that if needed we can access public markets to raise additional capital. Our capital structure allows us to support our internal growth and provides liquidity for corporate development initiatives. We continually assess our financing facilities and capital structure to ensure liquidity and capital levels are sufficient to meet our strategic objectives. In the future, we may adjust our capital structure as funding opportunities present themselves.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements within the meaning of Item 303(a)(4) of Regulation S-K.
Contractual Obligations
The following table summarizes our significant contractual obligations at July 2, 2010:

	Payments due by period
		Remainder of
CONTRACTUAL OBLIGATIONS	Total	2010	2011 - 2012	2013 - 2014	After 2014
Debt obligations(a)	$316,472	$4,150	$112,315	$200,007	$—
Operating lease obligations(b)	15,451	1,501	3,935	3,609	6,406
Purchase obligations(b)	10,437	10,178	259	—	—
Foreign currency contracts(b)	4,500	4,500	—	—	—
Pension obligations(c)	10,632	412	1,975	2,272	5,973

	$357,492	$20,741	$118,484	$205,888	$12,379

(a)	Includes the annual interest expense on our convertible subordinated notes of 2.25%, which is paid semi-annually. Amounts also include the expected interest expense on the $98.0 million outstanding on our line of credit based upon the period end weighted average interest rate of 3.9%, which includes the impact of our interest rate swaps outstanding. See Note 5 “Debt” of the Notes to Condensed Consolidated Financial Statements in this report for additional information about our debt obligations.

(b)	See Note 10 “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements in this report for additional information about our operating lease, purchase obligations and foreign currency contracts.

(c)	See Note 6 “Pension Plans” of the Notes to Condensed Consolidated Financial Statements in this report for additional information about our pension plan obligations. These amounts do not include any potential future contributions to our pension plan that may be necessary if the rate of return earned on pension plan assets is not sufficient to fund the rate of increase of our pension liability. Future cash contributions may be required. As of January 1, 2010, the most recent valuation date, our actuarially determined pension benefit obligation exceeded the plans assets by $4.0 million.
This table does not reflect $3.4 million of unrecognized tax benefits as we are uncertain as to if or when such amounts may be settled. Refer to Note 9 “Income Taxes” of the Notes to Condensed Consolidated Financial Statements in this report for additional information about these unrecognized tax benefits. Additionally, the table does not include any potential payments that may be due in connection with the Electrochem Litigation (See Note 10 “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements contained in this report).
In an attempt to help offset the cost of rising health care expenses, beginning in 2010, we began self-funding the medical insurance coverage for all of our U.S. based employees. Our risk is being limited through the use of stop loss insurance which has deductibles in the amount of $0.2 million per covered participant and $9.9 million in the aggregate per year. The maximum benefit for aggregate losses is $1.0 million and $4.8 million for specific losses. As of July 2, 2010, we have $2.2 million accrued related to the self-insurance of our medical plan, which is recorded as Accrued Expenses and Other Current Liabilities in the Condensed Consolidated Balance Sheet and is not included in the contractual obligations table above.
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
Forward-Looking Statements
Some of the statements contained in this report and other written and oral statements made from time to time by us and our representatives are not statements of historical or current fact. As such, they are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations, which are subject to known and unknown risks, uncertainties and assumptions. They include statements relating to:
•	future sales, expenses and profitability;

•	the future development and expected growth of our business and the markets we operate in;
•	our ability to successfully execute our business model and our business strategy;

•	our ability to identify trends within the implantable medical devices, medical components, and Electrochem markets and to offer products and services that meet the changing needs of those markets;
•	projected capital expenditures; and
•	trends in government regulation, including the impact of Health Care Reform.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Foreign Currency — We have significant foreign operations in France, Mexico and Switzerland, which expose the Company to foreign currency exchange rate fluctuations due to transactions denominated in Euros, Pesos and Swiss Francs, respectively. We continuously evaluate our foreign currency risk and will take action from time to time in order to best mitigate these risks, which includes the use of various derivative instruments such as forward currency exchange contracts. See Note 10 “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements in this report for additional information about our forward currency exchange contracts. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency exposures would have had an impact of approximately $8 million on our annual sales. This amount is not indicative of the hypothetical net earnings impact due to partially offsetting impacts on cost of sales and operating expenses in those currencies.
We translate all assets and liabilities of our foreign operations, where the U.S. dollar is not the functional currency, at the period-end exchange rate and translate sales and expenses at the average exchange rates in effect during the period. The net effect of these translation adjustments is recorded in the Condensed Consolidated Financial Statements as Comprehensive Income (Loss). The cumulative translation adjustment as of July 2, 2010 was a $0.3 million loss. Translation adjustments are not adjusted for income taxes as they relate to permanent investments in our foreign subsidiaries. Net foreign currency transaction gains and losses included in Other Expense, Net amounted to a loss of $0.5 million and gain of $0.5 million for the first six months of 2010 and 2009, respectively. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency net assets would have had an impact of approximately $9 million on our foreign net assets as of July 2, 2010.

Interest Rate Swaps — As of July 2, 2010, we had $98 million outstanding on our revolving line of credit. Interest rates reset on this debt based upon the six-month LIBOR rate, thus subjecting us to interest rate risk. During 2008, we entered into three receive floating-pay fixed interest rate swaps indexed to the six-month LIBOR rate. The objective of these swaps is to hedge against potential changes in cash flows on our outstanding revolving line of credit. No credit risk was hedged. The receive variable leg of the swaps and the variable rate paid on the revolving line of credit bear the same rate of interest, excluding the credit spread, and reset and pay interest on the same dates. See Note 5 “Debt” of the Notes to Condensed Consolidated Financial Statements in this report for additional information about our interest rate swap contracts.
The estimated negative fair value of the interest rate swap contracts of $0.8 million as of July 2, 2010 represents the amount we would have to pay to terminate the contracts. No portion of the change in fair value of the interest rate swaps during the 2010 or 2009 periods was considered ineffective. The amount recorded as additional Interest Expense related to the interest rate swaps for the second quarter of 2010 and 2009 was $0.6 million and $0.3 million, respectively, and $1.2 million and $0.5 million, respectively, for the six months ended July 2, 2010 and July 3, 2009.
Any change in the LIBOR interest rate would not have an impact on our interest expense relating to the $98 million of floating rate revolving line of credit debt outstanding due to the interest rate swap agreements we have in place.
ITEM 4. CONTROLS AND PROCEDURES.
a. Evaluation of Disclosure Controls and Procedures.
Our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the SEC as of July 2, 2010. These disclosure controls and procedures have been designed to provide reasonable assurance that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Based on their evaluation, as of July 2, 2010, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.
b. Changes in Internal Control Over Financial Reporting.
There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter to which this Quarterly Report on Form 10-Q relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
With regard to the previously reported patent infringement action filed by Pressure Products Medical Supplies, Inc. (“Pressure Products”), in August 2010 the parties reached an agreement to settle the litigation.  In exchange for a cash payment by the Company, Pressure Products will grant a covenant not to sue on the Company’s FlowGuardTM and OptiSealTM introducer products and dismiss its claims against the Company.  No further material litigation charges are anticipated with regards to this litigation as a result of this settlement. As part of the settlement, the litigation commenced by the Company against Pressure Products also will be dismissed.
The litigation previously reported in the Company’s Annual Report on Form 10-K for the year ended on January 1, 2010 commenced against the Company by its insurance carrier that had been paying the cost of defense in the Electrochem Litigation has been settled. Under the terms of the settlement agreement, the insurer has no further obligation to defend the Company, but the Company has no obligation to reimburse the insurer for defense costs expended prior to the jury verdict.
Except as disclosed above, there have been no material developments in those legal proceedings previously disclosed in the Company’s Form 10-K for the year ended January 1, 2010.
ITEM 1A. RISK FACTORS.
There have been no material changes from risk factors as previously disclosed in the Company’s Form 10-K for the year ended January 1, 2010.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. (REMOVED AND RESERVED)
ITEM 5. OTHER INFORMATION.
None.
ITEM 6. EXHIBITS.
See the Exhibit Index for a list of those exhibits filed herewith.

SIGNATURES
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 10, 2010	GREATBATCH, INC.
	By:	/s/ Thomas J. Hook
Thomas J. Hook
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Thomas J. Mazza
Thomas J. Mazza
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Marco F. Benedetti
Marco F. Benedetti
Corporate Controller & Treasurer (Principal Accounting Officer)
EXHIBIT INDEX

Exhibit No.		Description

3.1		Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to our quarterly report on Form 10-Q for the period ended June 27, 2008).

3.2		Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our annual report on Form 10-K for the period ended January 1, 2010).

31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* -	Filed herewith.