Form 10-Q
period 2010-10-01
GREATBATCH, INC.
filed 2010-11-09
CIK 1114483

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter ended October 1, 2010
Commission File Number 1-16137
GREATBATCH, INC.
(Exact name of Registrant as specified in its charter)
Delaware
(State of incorporation)
16-1531026
(I.R.S. employer identification no.)
10000 Wehrle Drive
Clarence, New York
14031
(Address of principal executive offices)
(716) 759-5600
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
The number of shares outstanding of the Company’s common stock, $0.001 par value per share, as of November 9, 2010 was: 23,277,317 shares.

Greatbatch, Inc.
Table of Contents for Form 10-Q
As of and for the Nine Months Ended October 1, 2010

PART I — FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GREATBATCH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS — Unaudited
(in thousands except share and per share data)

	As of
	October 1,	January 1,
	2010	2010
ASSETS
Current assets:
Cash and cash equivalents	$42,996	$37,864
Accounts receivable, net of allowance for doubtful accounts of $1.6 million in 2010 and $2.5 million in 2009	80,066	81,488
Inventories	104,770	106,609
Deferred income taxes	20,236	13,896
Prepaid expenses and other current assets	9,412	13,313

Total current assets	257,480	253,170
Property, plant and equipment, net	144,142	153,601
Amortizing intangible assets, net	76,551	82,076
Trademarks and tradenames	20,288	20,288
Goodwill	305,942	303,926
Deferred income taxes	1,735	2,458
Other assets	14,223	15,024

Total assets	$820,361	$830,543

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$30,450
Accounts payable	31,799	34,395
Income taxes payable	6,612	403
Accrued expenses and other current liabilities	68,439	67,996

Total current liabilities	106,850	133,244
Long-term debt	239,154	258,972
Deferred income taxes	60,217	54,043
Other long-term liabilities	4,146	4,560

Total liabilities	410,367	450,819
Stockholders’ equity:
Preferred stock, $0.001 par value, authorized 100,000,000 shares; no shares issued or outstanding in 2010 or 2009	—	—
Common stock, $0.001 par value, authorized 100,000,000 shares; 23,277,389 shares issued and 23,256,845 shares outstanding in 2010 23,190,105 shares issued and 23,157,097 shares outstanding in 2009	23	23
Additional paid-in capital	297,250	291,926
Treasury stock, at cost, 20,544 shares in 2010 and 33,008 shares in 2009	(448)	(635)
Retained earnings	105,561	86,262
Accumulated other comprehensive income	7,608	2,148

Total stockholders’ equity	409,994	379,724

Total liabilities and stockholders’ equity	$820,361	$830,543

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREATBATCH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS) — Unaudited
(in thousands except per share data)

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2010	2009	2010	2009

Sales	$127,490	$121,470	$400,314	$396,013
Cost of sales	85,496	82,333	271,197	271,240

Gross profit	41,994	39,137	129,117	124,773
Operating expenses:
Selling, general and administrative expenses	17,098	15,790	49,220	52,362
Research, development and engineering costs, net	11,402	9,701	33,603	26,270
Litigation charge	—	34,500	—	34,500
Other operating expenses, net	325	3,079	1,812	8,306

Total operating expenses	28,825	63,070	84,635	121,438
Operating income (loss)	13,169	(23,933)	44,482	3,335
Interest expense	4,577	4,895	14,864	14,714
Interest income	(4)	(22)	(9)	(49)
Other (income) expense, net	306	(112)	822	(509)

Income (loss) before provision (benefit) for income taxes	8,290	(28,694)	28,805	(10,821)
Provision (benefit) for income taxes	2,326	(8,001)	9,506	(3,354)

Net income (loss)	$5,964	$(20,693)	$19,299	$(7,467)

Earnings (loss) per share:
Basic	$0.26	$(0.90)	$0.84	$(0.33)
Diluted	$0.25	$(0.90)	$0.82	$(0.33)

Weighted average shares outstanding:
Basic	23,078	22,963	23,060	22,912
Diluted	23,406	22,963	23,788	22,912

Comprehensive income (loss):
Net income (loss)	$5,964	$(20,693)	$19,299	$(7,467)
Foreign currency translation gain	9,253	4,871	4,599	4,888
Unrealized gain (loss) on cash flow hedges, net	281	(213)	861	(177)

Comprehensive income (loss)	$15,498	$(16,035)	$24,759	$(2,756)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREATBATCH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — Unaudited
(in thousands)

	Nine Months Ended
	October 1,	October 2,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$19,299	$(7,467)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	34,873	35,274
Stock-based compensation	5,186	6,833
Other non-cash losses	1,182	33,885
Deferred income taxes	(235)	(7,014)
Changes in operating assets and liabilities:
Accounts receivable	1,863	11,035
Inventories	3,302	(2,230)
Prepaid expenses and other current assets	2,110	207
Accounts payable	(3,327)	(18,903)
Accrued expenses and other current liabilities	1,368	206
Income taxes payable	6,391	(1,583)

Net cash provided by operating activities	72,012	50,243

Cash flows from investing activities:
Acquisition of property, plant and equipment	(10,231)	(15,345)
Purchase of cost method investments	—	(1,050)
Other investing activities	885	(571)

Net cash used in investing activities	(9,346)	(16,966)

Cash flows from financing activities:
Principal payments of long-term debt	(57,450)	(37,000)
Proceeds from issuance of long-term debt	—	12,000
Issuance of common stock	659	—
Other financing activities	(967)	(568)

Net cash used in financing activities	(57,758)	(25,568)

Effect of foreign currency exchange rates on cash and cash equivalents	224	(227)

Net increase in cash and cash equivalents	5,132	7,482
Cash and cash equivalents, beginning of period	37,864	22,063

Cash and cash equivalents, end of period	$42,996	$29,545

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREATBATCH, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY — Unaudited
(in thousands)

							Accumulated
			Additional	Treasury			Other	Total
	Common Stock		Paid-In	Stock		Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Income	Equity

At January 1, 2010	23,190	$23	$291,926	(33)	$(635)	$86,262	$2,148	$379,724
Stock-based compensation	—	—	5,186	—	—	—	—	5,186
Net shares issued under stock incentive plans	87	—	178	12	187	—	—	365
Income tax liability from stock options and restricted stock	—	—	(40)	—	—	—	—	(40)
Net income	—	—	—	—	—	19,299	—	19,299
Total other comprehensive income	—	—	—	—	—	—	5,460	5,460

At October 1, 2010	23,277	$23	$297,250	(21)	$(448)	$105,561	$7,608	$409,994

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited
1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information (Accounting Standards Codification (“ASC”) 270, Interim Reporting) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of Greatbatch, Inc. and its wholly-owned subsidiary Greatbatch Ltd. (collectively “Greatbatch” or the “Company”) for the periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ materially from these estimates. The January 1, 2010 condensed consolidated balance sheet data was derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended January 1, 2010. The Company utilizes a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31st. For 52-week years, each quarter contains 13 weeks. The third quarter of 2010 and 2009 each contained 13 weeks and ended on October 1, and October 2, respectively.
2. SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended
	October 1,	October 2,
	2010	2009
Noncash investing and financing activities (in thousands):
Unrealized gain (loss) on cash flow hedges, net	$861	$(177)
Common stock contributed to 401(k) Plan	—	4,015
Property, plant and equipment purchases included in accounts payable	1,794	1,600

Cash paid during the period for:
Interest	$5,553	$5,199
Income taxes	3,506	4,502

Acquisition of noncash assets	$350	$850

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited
3. INVENTORIES
Inventories are comprised of the following (in thousands):

	As of
	October 1,	January 1,
	2010	2010
Raw materials	$48,163	$54,002
Work-in-process	31,767	28,329
Finished goods	24,840	24,278

Total	$104,770	$106,609

4. INTANGIBLE ASSETS
Amortizing Intangible Assets are comprised of the following (in thousands):

	Gross		Foreign	Net
	Carrying	Accumulated	Currency	Carrying
	Amount	Amortization	Translation	Amount
At October 1, 2010
Purchased technology and patents	$83,023	$(46,694)	852	$37,181
Customer lists	46,818	(9,737)	1,484	38,565
Other	3,519	(2,747)	33	805

Total amortizing intangible assets	$133,360	$(59,178)	$2,369	$76,551

At January 1, 2010
Purchased technology and patents	$82,673	$(42,289)	$399	$40,783
Customer lists	46,818	(7,264)	612	40,166
Other	3,519	(2,410)	18	1,127

Total amortizing intangible assets	$133,010	$(51,963)	$1,029	$82,076

Aggregate amortization expense for the third quarter of 2010 and 2009 was $2.4 million. Aggregate amortization expense for the nine months ended October 1, 2010 and October 2, 2009 was $7.2 million and $7.7 million, respectively. As of October 1, 2010, annual amortization expense is estimated to be $2.4 million for the remainder of 2010, $9.7 million for 2011, $9.6 million for 2012, $8.8 million for 2013 and $8.1 million for 2014.
The change in Goodwill is as follows (in thousands):

	Greatbatch
	Medical	Electrochem	Total
At January 1, 2010	$293,983	$9,943	$303,926
Foreign currency translation	2,016	—	2,016

At October 1, 2010	$295,999	$9,943	$305,942

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited
5. DEBT
Long-Term Debt is comprised of the following (in thousands):

	October 1,	January 1,
	2010	2010
Revolving line of credit	$71,000	$98,000
2.25% convertible subordinated notes I	—	30,450
2.25% convertible subordinated notes II, due 2013	197,782	197,782
Unamortized discount	(29,628)	(36,810)

Total debt	239,154	289,422
Less: current portion of long-term debt	—	(30,450)

Total long-term debt	$239,154	$258,972

Revolving Line of Credit — The Company has a senior credit facility (the “Credit Facility”) consisting of a $235 million revolving credit facility, which can be increased to $335 million upon the Company’s request and approval by a majority of the lenders. The Credit Facility also contains a $15 million letter of credit subfacility and a $15 million swingline subfacility. In connection with the Electrochem Litigation described in Note 10 “Commitments and Contingencies,” the Company was required to bond the amount of the judgment and statutory interest awarded in order to appeal. The Company satisfied this requirement by posting a bond, which required collateralization. The Company received approval from the lenders supporting the Credit Facility to increase the letter of credit subfacility by up to $35 million for use only in connection with bonding the appeal of the Electrochem Litigation, of which $23 million was being utilized as of October 1, 2010.
The Credit Facility is secured by the Company’s non-realty assets including cash, accounts receivable and inventories, and has an expiration date of May 22, 2012 with a one-time option to extend to April 1, 2013 at the Company’s option if no default has occurred. Interest rates under the Credit Facility are, at the Company’s option, based upon the current Base Rate, as defined in the credit agreement, or LIBOR rate plus a margin that varies with the Company’s leverage ratio, as defined in the credit agreement for the Credit Facility. If interest is paid based upon the Base Rate, the applicable margin is between minus 1.25% and 0.00%. If interest is paid based upon the LIBOR rate, the applicable margin is between 1.00% and 2.00%. The Company is required to pay a fee on its outstanding letter of credit equal to a margin between 1.125% and 2.125%, depending on the Company’s leverage ratio, as defined in the credit agreement. The Company is also required to pay a commitment fee between 0.125% and 0.250% per annum on the unused portion of the Credit Facility based on the Company’s leverage ratio, as defined in the credit agreement.
The Credit Facility contains limitations on the incurrence of indebtedness, liens and licensing of intellectual property, investments and certain payments. Except to the extent paid by the issuance of common stock of Greatbatch or paid out of cash on hand, the Credit Facility limits the amount paid for acquisitions in total to $100 million. The restrictions on payments, among other things, limit repurchase of Greatbatch stock to $60 million and limit the ability of the Company to make cash payments upon conversion of its convertible subordinated notes. These limitations can be waived upon the Company’s request and approval of a simple majority of the lenders.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited
The Credit Facility requires the Company to maintain a ratio of adjusted EBITDA, as defined in the credit agreement, to interest expense of at least 3.00 to 1.00, and a total leverage ratio, as defined in the credit agreement, of not greater than 4.50 to 1.00. The calculation of adjusted EBITDA and leverage ratio exclude non-cash charges, as well as charges in connection with the Electrochem Litigation up to $35 million. As of October 1, 2010, the Company was in compliance with all covenants.
The Credit Facility contains customary events of default. Upon the occurrence and during the continuance of an event of default, a majority of the lenders may declare the outstanding advances and all other obligations under the Credit Facility immediately due and payable.
The weighted average interest rate on borrowings under the Company’s revolving line of credit as of October 1, 2010, which does not include the impact of the interest rate swaps described below, was 1.74%. As of October 1, 2010, the Company had $141 million of borrowing capacity available under the Credit Facility. This amount may vary from period to period based upon the debt levels of the Company as well as the level of EBITDA which impacts the covenant calculations described above. The interest rate on the $23 million letter of credit outstanding as of October 1, 2010 was 1.125%.
Interest Rate Swaps — The Company has entered into two receive floating, pay fixed interest rate swaps indexed to the six-month LIBOR rate. The objective of these swaps is to hedge against potential changes in cash flows on the Company’s outstanding revolving line of credit, which is also indexed to the six-month LIBOR rate. No credit risk was hedged. The receive variable leg of the swap and the variable rate paid on the revolving line of credit bear the same rate of interest, excluding the credit spread, and reset and pay interest on the same dates. The Company intends to continue electing the six-month LIBOR as the benchmark interest rate on the debt being hedged. If the Company repays the debt, it intends to replace the hedged item with similarly indexed cash flows.
Information regarding the Company’s outstanding interest rate swaps is as follows (dollars in thousands):

						Current	Fair
					Pay	Receive	Value	Balance
	Type of	Notional	Start	End	Fixed	Floating	October 1,	Sheet
Instrument	Hedge	Amount	Date	Date	Rate	Rate	2010	Location
Int. rate swap	Cash flow	$50,000	7/7/2010	7/7/2011	2.16%	0.75%	$(587)	Other Current Liabilities
Int. rate swap	Cash flow	18,000	12/18/2008	12/18/2010	2.00%	0.75%	(49)	Other Current Liabilities

							$(636)

The estimated fair value of the interest rate swap agreements represents the amount the Company would have to pay to terminate the contracts. No portion of the change in fair value of the interest rate swaps during the 2010 or 2009 periods was considered ineffective. The amount recorded as additional Interest Expense related to the interest rate swaps for the third quarter of 2010 and 2009 was $0.3 million and $0.4 million, respectively, and $1.5 million and $0.9 million, respectively, for the nine months ended October 1, 2010 and October 2, 2009.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited
Convertible Subordinated Notes — In May 2003, the Company completed a private placement of $170 million of 2.25% convertible subordinated notes, due June 15, 2013 (“CSN I”). In March 2007, the Company entered into separate, privately negotiated agreements to exchange $117.8 million of CSN I for an equivalent principal amount of a new series of 2.25% convertible subordinated notes due 2013 (“CSN II”) (collectively the “Exchange”) at a 5% discount. The primary purpose of the Exchange was to eliminate the June 15, 2010 call and put option that was included in the terms of CSN I. In connection with the Exchange, the Company issued an additional $80 million aggregate principal amount of CSN II at a price of $950 per $1,000 of principal. In December 2008, the Company entered into privately negotiated agreements under which it repurchased $21.8 million in aggregate principal amount of its outstanding CSN I at $845.38 per $1,000 of principal. The primary purpose of this transaction was to retire the notes, which contained a put option exercisable on June 15, 2010, at a discount. During the second quarter of 2010, the holders of the remaining $30.5 million of CSN I exercised their put option and these notes were repaid with cash on hand.
CSN II bear interest at 2.25% per annum, payable semi-annually, and are due on June 15, 2013. The holders may convert the notes into shares of the Company’s common stock at a conversion price of $34.70 per share, which is equivalent to a conversion ratio of 28.8219 shares per $1,000 of principal. The conversion price and the conversion ratio will adjust automatically upon certain changes to the Company’s capitalization. CSN II were issued at a price of $950 per $1,000 of principal. The fair value of CSN II as of October 1, 2010 was approximately $185 million and is based on recent sales prices.
The effective interest rate of CSN II, which takes into consideration the amortization of the discount and deferred fees related to the issuance of these notes is 8.5%. The discount on CSN II is being amortized to the maturity date of the convertible notes utilizing the effective interest method. As of October 1, 2010, the carrying amount of the discount related to the CSN II conversion option value was $25.0 million. As of October 1, 2010, the if-converted value of the CSN II notes does not exceed their principal amount as the Company’s closing stock price of $22.84 per share did not exceed the conversion price of $34.70 per share.
The contractual interest and discount amortization for CSN II were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2010	2009	2010	2009
Contractual interest	$1,113	$1,113	$3,338	$3,338
Discount amortization	2,434	2,278	7,182	6,722

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
Deferred Financing Fees — The change in deferred financing fees is as follows (in thousands):

At January 1, 2010	$3,028
Amortization during the period	(780)

At October 1, 2010	$2,248

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

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited
The change in net pension liability is as follows (in thousands):

At January 1, 2010	$3,974
Net periodic pension cost	726
Benefit payments	(687)
Foreign currency translation	166

At October 1, 2010	$4,179

Net pension cost is comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2010	2009	2010	2009
Service cost	$245	$228	$714	$656
Interest cost	107	104	313	299
Amortization of net loss	5	33	16	95
Expected return on plan assets	(109)	(81)	(317)	(234)

Net pension cost	$248	$284	$726	$816

7. STOCK-BASED COMPENSATION
Compensation costs related to share-based payments for the three months ended October 1, 2010 and October 2, 2009 totaled $2.4 million and $0.9 million, respectively. Compensation costs related to share-based payments for the nine months ended October 1, 2010 and October 2, 2009 totaled $5.2 million and $3.7 million, respectively. During the third quarter of 2010, the Company recorded $0.7 million of additional expense related to the accelerated vesting of equity awards issued to the Company’s former Senior Vice President — Orthopaedics, who passed away during the quarter. Stock-based compensation expense included in the Condensed Consolidated Statement of Cash Flows includes, when incurred, costs recognized for the annual share contribution to the Company’s 401(k) Plan as well as for share-based payments.
The weighted average fair value and assumptions used to value options granted are as follows:

	Nine Months Ended
	October 1,	October 2,
	2010	2009
Weighted average fair value	$8.24	$8.63
Risk-free interest rate	2.62%	2.02%
Expected volatility	40%	39%
Expected life (in years)	5	6
Expected dividend yield	0%	0%

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited
The following table summarizes time-vested stock option activity:

			Weighted
			Average
	Number of	Weighted	Remaining	Aggregate
	Time-Vested	Average	Contractual	Intrinsic
	Stock	Exercise	Life	Value
	Options	Price	(In Years)	(In Millions)
Outstanding at January 1, 2010	1,362,123	$23.94
Granted	239,253	20.57
Exercised	(34,196)	19.26
Forfeited or expired	(75,320)	24.67

Outstanding at October 1, 2010	1,491,860	$23.48	6.6	$2.3

Exercisable at October 1, 2010	971,975	$24.09	5.6	$1.4

The following table summarizes performance-vested stock option activity:

			Weighted
			Average
	Number of	Weighted	Remaining	Aggregate
	Performance-	Average	Contractual	Intrinsic
	Vested Stock	Exercise	Life	Value
	Options	Price	(In Years)	(In Millions)
Outstanding at January 1, 2010	1,001,984	$24.48
Forfeited or expired	(244,890)	26.96

Outstanding at October 1, 2010	757,094	$23.68	7.4	$0.3

Exercisable at October 1, 2010	216,986	$22.92	5.5	$0.1

The following table summarizes time-vested restricted stock and unit activity:

		Weighted
	Time-Vested	Average
	Activity	Fair Value
Nonvested at January 1, 2010	160,998	$24.28
Granted	102,379	20.61
Vested	(12,506)	24.33
Forfeited or expired	(10,008)	24.75

Nonvested at October 1, 2010	240,863	$22.70

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited
The following table summarizes performance-vested restricted stock and unit activity:

	Performance-	Weighted
	Vested	Average
	Activity	Fair Value
Nonvested at January 1, 2010	24,000	$22.59
Granted	280,419	14.46
Vested	(21,558)	14.59
Forfeited or expired	(2,518)	14.78

Nonvested at October 1, 2010	280,343	$15.14

The performance-based restricted stock units granted in 2010 only vest if certain market-based performance metrics are achieved. The amount of shares that ultimately vest range from 0 shares to 257,243 shares based upon the total shareholder return of the Company relative to the Company’s compensation peer group, as disclosed in the Company’s definitive proxy statement filed on April 20, 2010, over a three year performance period beginning in the year of grant. The fair value of the restricted stock units was determined by utilizing a Monte Carlo simulation model, which projects the value of Greatbatch stock versus the peer group under numerous scenarios and determines the value of the award based upon the present value of these projected outcomes.
8. OTHER OPERATING EXPENSES, NET
Other Operating Expenses, Net is comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2010	2009	2010	2009
2007 & 2008 facility shutdowns and consolidations(a)	$224	$1,449	$1,080	$4,926
Integration costs(b)	5	1,196	135	2,776
Asset dispositions and other(c)	96	434	597	604

	$325	$3,079	$1,812	$8,306

(a)	2007 & 2008 facility shutdowns and consolidations. In the first quarter of 2007, the Company announced that it would close its Electrochem manufacturing facility in Canton, MA and construct a new 81,000 square foot replacement facility in Raynham, MA. This initiative was not cost savings driven but capacity driven and was completed in the first quarter of 2009.
In the second quarter of 2007, the Company announced that it would consolidate its corporate offices in Clarence, NY into its existing research and development center also in Clarence, NY after an expansion of that facility was complete. This expansion and relocation was completed in the third quarter of 2008.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited
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
The total cost incurred for these facility shutdowns and consolidations was $17.0 million and included the following:
a.	Severance and retention — $4.4 million;
b.	Production inefficiencies, moving and revalidation — $5.2 million;
c.	Accelerated depreciation and asset write-offs — $5.0 million;
d.	Personnel — $0.7 million; and
e.	Other — $1.7 million.
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
As a result of these consolidation initiatives, one Greatbatch Medical facility and one Electrochem facility are classified as held for sale as of October 1, 2010. These facilities are recorded at the lower of their carrying amount or estimated fair value less costs to sell. These facilities had a carrying value of $3.4 million as of October 1, 2010 and were included in Other Current Assets in the Condensed Consolidated Balance Sheet. The fair value of these facilities is primarily determined by reference to recent sales data for comparable facilities taking into consideration recent offers, if any, received from prospective buyers of the facility, which is categorized as Level 2 in the fair value hierarchy. During the third quarter of 2010, the Company recognized a $0.2 million write down related to its Electrochem facility ($0.7 million year-to-date), as the estimated fair value less costs to sell was below the recorded book value. During the fourth quarter of 2010, the Electrochem facility was sold and no additional gain or loss was recorded. The Greatbatch Medical facility is expected to be sold within the next year. During the first quarter of 2010, the Company sold its Saignelegier, Switzerland facility for $1.1 million, which was previously classified as held for sale. No gain or loss was recognized during 2010 related to this facility.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited
The change in accrued liabilities related to the 2007 & 2008 facility shutdowns and consolidations is as follows (in thousands):

		Production	Accelerated
	Severance	Inefficiencies,	Depreciation/
	and	Moving and	Asset Write-
	Retention	Revalidation	offs	Personnel	Other	Total
At January 2, 2009	$594	$—	$—	$—	$—	$594
Restructuring charges	1,796	2,948	671	534	1,120	7,069
Write-offs	—	—	(671)	—	—	(671)
Cash payments	(1,466)	(2,948)	—	(534)	(1,120)	(6,068)

At January 1, 2010	$924	$—	$—	$—	$—	$924
Restructuring charges	—	153	740	68	119	1,080
Write-offs	—	—	(740)	—	—	(740)
Cash payments	(924)	(153)	—	(68)	(119)	(1,264)

At October 1, 2010	$—	$—	$—	$—	$—	$—

(b)	Integration costs. During 2010 and 2009, the Company incurred costs related to the integration of the companies acquired in 2007 and 2008. The integration initiatives include the implementation of the Oracle ERP system, training and compliance with Company policies as well as the implementation of lean manufacturing and six sigma initiatives. These expenses are primarily for consultants, relocation and travel costs that will not be required after the integrations are completed.

(c)	Asset dispositions and other. During 2010 and 2009, the Company recorded write-downs in connection with various asset disposals.
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
During the third quarter of 2010, the balance of unrecognized tax benefits decreased by $0.9 million, primarily as a result of the reversal of uncertain tax positions due to the expiration of the statute of limitations. Approximately $1.6 million of the balance of unrecognized tax benefits would favorably impact the effective tax rate (net of federal benefit on state issues), if recognized. It is reasonably possible that a reduction of approximately $1.0 million of the balance of unrecognized tax benefits may occur within the next twelve months as a result of the expiration of applicable statutes of limitation.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited
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
As previously reported, the Company is appealing the September 2009 jury verdict in the Input/Output Marine Systems action against the Company (“Electrochem Litigation”). During the appeal process, interest on the judgment is being accrued based upon the Louisiana statutory rate, which is currently 3.75% per annum. The amount of interest that has accrued on this judgment through October 1, 2010 is $0.6 million.
In August 2010, Pressure Products Medical Supplies, Inc. (“Pressure Products”) and the Company settled the previously reported patent infringement action filed by Pressure Products. In exchange for a cash payment by the Company, Pressure Products agreed not to sue on the products at issue in that case. The settlement agreement eliminated any restrictions on the Company’s ability to sell its FlowGuardTM and OptiSealTM Introducer products. As part of the settlement, the litigation commenced by the Company against Pressure Products was also dismissed.
Product Warranties — The Company generally warrants that its products will meet customer specifications and will be free from defects in materials and workmanship. The Company accrues its estimated exposure to warranty claims based upon recent historical experience and other specific information as it becomes available.
The change in aggregate product warranty liability for the quarter is as follows (in thousands):

Beginning balance at July 2, 2010	$1,596
Additions to warranty reserve	44
Warranty claims paid	(427)

Ending balance at October 1, 2010	$1,213

Purchase Commitments — Contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase orders are normally based on our current manufacturing needs and are fulfilled by our vendors within short time horizons. We enter into blanket orders with vendors that have preferred pricing and terms, however these orders are normally cancelable by us without penalty. As of October 1, 2010, the total contractual obligation related to such expenditures is approximately $14.0 million and will be financed by existing cash and cash equivalents or cash generated from operations over the next twelve months. We also enter into contracts for outsourced services; however, the obligations under these contracts were not significant and the contracts generally contain clauses allowing for cancellation without significant penalty.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited
Operating Leases — The Company is a party to various operating lease agreements for buildings, equipment and software. Minimum future annual operating lease payments are $0.8 million for the remainder of 2010; $2.1 million in 2011; $1.9 million in 2012; $1.8 million in 2013; $1.9 million in 2014 and $6.4 million thereafter. The Company primarily leases buildings, which accounts for the majority of the future lease payments.
Foreign Currency Contracts — In February 2009, the Company entered into forward contracts to purchase 10 million Mexican pesos per month from March 2009 to December 2009 at an exchange rate of 14.85 pesos per one U.S. dollar. These contracts were entered into in order to hedge the risk of peso-denominated payments associated with the operations at the Company’s Tijuana, Mexico facility for 2009. These contracts were accounted for as cash flow hedges. The amount recorded as a reduction of Cost of Sales during the nine months ended October 2, 2009 related to these forward contracts was $0.3 million.
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
As of October 1, 2010, these contracts had a positive fair value of $0.3 million, which is recorded within Prepaid Expenses and Other Current Assets and Other Assets in the Condensed Consolidated Balance Sheet. The amount recorded as a reduction of Cost of Sales during the nine months ended October 1, 2010 related to these forward contracts was $0.4 million. No portion of the change in fair value of the Company’s foreign currency contracts during the nine months ended October 1, 2010 or October 2, 2009 was considered ineffective.
Self-Insured Medical Plan — In an attempt to help offset the cost of rising health care expenses, in 2010, the Company began self-funding the medical insurance coverage for all of its U.S. based employees. The risk to the Company is being limited through the use of stop loss insurance which has annual deductibles in the amount of $0.2 million per covered participant and $9.9 million in the aggregate. The maximum benefit for aggregate losses is $1.0 million per year and $4.8 million for specific individual losses per life-time. As of October 1, 2010, the Company has $2.9 million accrued related to the self-insurance of its medical plan, which is recorded as Accrued Expenses and Other Current Liabilities in the Condensed Consolidated Balance Sheet, and is based upon prior years claim history.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited
11. EARNINGS (LOSS) PER SHARE (“EPS”)
The following table illustrates the calculation of Basic and Diluted EPS (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2010	2009	2010	2009
Numerator for basic EPS:
Net income (loss)	$5,964	$(20,693)	$19,299	$(7,467)
Effect of dilutive securities:
Interest expense on convertible notes and related deferred financing fees, net of tax	—	—	241	—

Numerator for diluted EPS	$5,964	$(20,693)	$19,540	$(7,467)

Denominator for basic EPS:
Weighted average shares outstanding	23,078	22,963	23,060	22,912
Effect of dilutive securities:
Convertible subordinated notes	—	—	462	—
Stock options and unvested restricted stock	328	—	266	—

Denominator for diluted EPS	23,406	22,963	23,788	22,912

Basic EPS	$0.26	$(0.90)	$0.84	$(0.33)

Diluted EPS	$0.25	$(0.90)	$0.82	$(0.33)

The diluted weighted average share calculations do not include the following securities, which are not dilutive to the EPS calculations:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2010	2009	2010	2009
Time-vested stock options, restricted stock and restricted stock units	977,000	1,660,000	1,099,000	1,660,000
Performance-vested stock options and restricted stock units	844,000	1,051,000	883,000	1,051,000
Convertible subordinated notes	—	756,000	—	756,000

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited
12. COMPREHENSIVE INCOME (LOSS)
The Company’s Accumulated Other Comprehensive Income (Loss) as reported in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) includes net income (loss), foreign currency translation gains and unrealized gains (losses) on cash flow hedges.
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
The Company has designated its interest rate swaps and foreign currency contracts (See Note 5 “Debt” and Note 10 “Commitments and Contingencies”) as cash flow hedges. Accordingly, the effective portion of any change in the fair value of these instruments is recorded in comprehensive income (loss), net of tax, and reclassified into earnings (Interest Expense — Swaps, Cost of Sales — FX Contracts) in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge ineffectiveness are recognized in current earnings.
Accumulated Other Comprehensive Income (Loss) is comprised of the following (in thousands):

	Defined
	Benefit		Foreign
	Pension	Cash	Currency	Total		Net-of-
	Plan	Flow	Translation	Pre-Tax		Tax
	Liability	Hedges	Adjustment	Amount	Tax	Amount
At January 1, 2010	$(1,455)	$(1,701)	$4,334	$1,178	$970	$2,148
Unrealized gain on cash flow hedges	—	109	—	109	(38)	71
Realized loss on cash flow hedges	—	1,216	—	1,216	(426)	790
Foreign currency translation gain	—	—	4,599	4,599	—	4,599

At October 1, 2010	$(1,455)	$(376)	$8,933	$7,102	$506	$7,608

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited
13. FAIR VALUE MEASUREMENTS
The following table provides information regarding assets and liabilities recorded at fair value in the Company’s Condensed Consolidated Balance Sheet as of October 1, 2010 (in thousands):

	Fair Value Measurements Using
		Quoted
		Prices in	Significant
		Active Markets	Other	Significant
	At	for Identical	Observable	Unobservable
	October 1,	Assets	Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Assets
Asset held for sale	$1,331	$—	$1,331	$—
Foreign currency contracts	260	—	260	—

Liabilities
Interest rate swaps	$636	$—	$636	$—
Asset held for sale — Assets held for sale are recorded at the lower of their carrying amount or estimated fair value less cost to sell. For the property written-down in the third quarter of 2010, the fair value was primarily determined by reference to recent offers received from prospective buyers of the facility. The Company’s assets held for sale that are recorded at fair value are categorized in Level 2 of the fair value hierarchy.
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
Convertible subordinated notes — The fair value of the Company’s convertible subordinated notes disclosed in Note 5 “Debt” was determined based upon recent third-party transactions for the Company’s notes in an inactive market. The Company’s convertible subordinated notes are valued for disclosure purposes utilizing Level 2 measurements of the fair value hierarchy.
Cost method investments — The Company holds certain cost method investments that are measured at fair value on a non-recurring basis in periods subsequent to initial recognition. The fair value of a cost method investment is only estimated if there are identified events or changes in circumstances that indicate impairment may be present. The aggregate carrying amount of our cost method investments included in Other Assets was $11.9 million as of October 1, 2010 and January 1, 2010.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited
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

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2010	2009	2010	2009
Sales:
Greatbatch Medical
CRM/Neuromodulation	$69,376	$74,094	$225,139	$229,387
Vascular	9,059	8,375	28,232	28,260
Orthopaedics	28,046	23,190	87,975	88,662

Total Greatbatch Medical	106,481	105,659	341,346	346,309
Electrochem	21,009	15,811	58,968	49,704

Total sales	$127,490	$121,470	$400,314	$396,013

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2010	2009	2010	2009
Segment income (loss) from operations:
Greatbatch Medical	$12,904	$13,754	$45,117	$46,128
Electrochem	4,593	(34,714)	11,677	(33,654)

Total segment income (loss) from operations	17,497	(20,960)	56,794	12,474
Unallocated operating expenses	(4,328)	(2,973)	(12,312)	(9,139)

Operating income (loss) as reported	13,169	(23,933)	44,482	3,335
Unallocated other expense	(4,879)	(4,761)	(15,677)	(14,156)

Income (loss) before provision for income taxes	$8,290	$(28,694)	$28,805	$(10,821)

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2010	2009	2010	2009
Sales by geographic area:
United States	$61,025	$56,846	$186,414	$190,934
Non-Domestic locations:
Puerto Rico	20,272	18,821	66,409	56,019
Belgium	12,759	11,116	43,471	23,314
United Kingdom & Ireland	12,801	17,755	37,850	49,052
France	1,279	1,364	5,025	23,129
Rest of world	19,354	15,568	61,145	53,565

Total sales	$127,490	$121,470	$400,314	$396,013

Four customers accounted for a significant portion of the Company’s sales as follows:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2010	2009	2010	2009
Customer A	19%	24%	22%	23%
Customer B	19%	17%	18%	16%
Customer C	11%	10%	12%	12%
Customer D	9%	12%	8%	12%

	58%	63%	60%	63%

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited
Long-lived tangible assets by geographic area are as follows (in thousands):

	As of
	October 1,	January 1,
	2010	2010
United States	$124,750	$132,605
Rest of world	35,350	38,478

Total	$160,100	$171,083

15. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
In the normal course of business, management evaluates all new accounting pronouncements issued by the Financial Accounting Standards Board, Securities and Exchange Commission, Emerging Issues Task Force, American Institute of Certified Public Accountants or other authoritative accounting bodies to determine the potential impact they may have on the Company’s Condensed Consolidated Financial Statements. Based upon this review, management does not expect any of the recently issued accounting pronouncements, which have not already been adopted, to have a material impact on the Company’s Condensed Consolidated Financial Statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Business
We operate our business in two reportable segments – Greatbatch Medical and Electrochem Solutions (“Electrochem”). Greatbatch Medical designs and manufactures systems, components and devices for the cardiac rhythm management (“CRM”), neuromodulation, vascular and orthopaedics markets. Greatbatch Medical customers include large multi-national original equipment manufacturers (“OEMs”). Greatbatch Medical products include: 1) batteries, capacitors, filtered and unfiltered feedthroughs, engineered components and enclosures used in implantable medical devices (“IMDs”); 2) introducers, catheters, steerable sheaths and implantable stimulation leads; and 3) instruments and delivery systems used in reconstructive, trauma and spine surgeries as well as hip, knee and shoulder implants. Additionally, Greatbatch Medical offers value-added assembly and design engineering services for medical systems and devices within the markets in which it operates.
Electrochem provides technology solutions for critical industrial applications, including customized battery power and wireless sensing systems. Originating from the lithium cell invented for the implantable pacemaker by our Company’s founder, Wilson Greatbatch, Electrochem’s technology and superior quality and reliability is utilized in markets world-wide.
Our Customers
Greatbatch Medical customers include leading OEMs, in alphabetical order here and throughout this report, such as Biotronik, Boston Scientific, DePuy, Johnson & Johnson, Medtronic, Smith & Nephew, Sorin Group, St. Jude Medical, Stryker and Zimmer. The nature and extent of our selling relationships with each OEM varies in terms of breadth of products purchased, purchased product volumes, length of contractual commitment, ordering patterns, inventory management and selling prices. During the nine months ended October 1, 2010, Boston Scientific, Johnson & Johnson, Medtronic and St. Jude Medical collectively accounted for 60% of our total sales.

The initial term of our supply agreement with Boston Scientific pursuant to which Boston Scientific purchases a certain percentage of the batteries, capacitors, filtered feedthroughs and case halves it uses in its IMDs ends on December 31, 2010. We are actively negotiating a follow-on to this agreement with expected completion during 2010 and do not expect an interruption in supply to the customer. Additionally, the new agreement may include products from our vascular systems platform.
Our Electrochem customers operate in the energy, security, portable medical and environmental monitoring markets and include 3M, Halliburton, Honeywell, Weatherford and Zoll Medical.
Financial Overview
Third quarter 2010 sales grew 5% over the prior year to $127.5 million, reflecting improvements in our vascular, orthopaedics and Electrochem markets, which were negatively impacted in the 2009 period by customer inventory adjustments and a contraction in the underlying markets which have now begun to ease. For the first nine months of 2010, sales of $400 million were 1% higher than the prior year period as improvements in Electrochem revenue were partially offset by the slowdown in the CRM market, which caused customers to reduce inventory levels.
We prepare our financial statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Additionally, we consistently report and discuss in our quarterly earnings releases and investor presentations adjusted operating income and margin, adjusted net income and adjusted earnings per diluted share. These adjusted amounts consist of GAAP amounts excluding the following adjustments to the extent they occur during the period: (i) acquisition-related charges; (ii) facility consolidation; manufacturing transfer and system integration charges; (iii) asset write-down and disposition charges; (iv) litigation charges; (v) the non-cash impact of accounting changes, (vi) unusual or non-routine gains/charges that are not expected to reoccur and (vii) the income tax provision (benefit) related to these adjustments. We believe that reporting these amounts provides important supplemental information to our investors and creditors seeking to understand the financial and business trends relating to our financial condition and results of operations. Additionally, performance-based compensation of our executive management is determined utilizing these adjusted amounts.
GAAP operating income for the third quarter and year-to-date periods of 2010 were above the comparable prior year periods. Prior year GAAP results included a $34.5 million litigation charge related to a jury verdict against our Electrochem subsidiary as well as a higher level of consolidation and integration charges as those projects, which took place during 2009, were substantially completed by the end of that year. Selling, general and administrative expenses (“SG&A”) for the 2010 third quarter included $0.9 million in death benefits provided to the family of the Company’s former Senior Vice President — Orthopaedics. Adjusted operating income, which excludes these charges, was $14.4 million, or 11.3% of sales, in the third quarter of 2010, compared to $13.6 million, or 11.2% of sales, for the comparable 2009 period. Adjusted operating income for the first three quarters of 2010 was $47.2 million or 11.8% of sales compared to $46.1 million or 11.7% of sales for the comparable 2009 period. These increases were primarily due to higher gross profit levels, partially offset by an increase in net research, development and engineering costs (“RD&E”), which, as expected, were higher in the current year period due to further investment in the development of new technologies, including systems level projects, in order to create long-term growth opportunities. Additionally, adjusted operating income benefited in the 2010 periods from a lower level of SG&A due to our various consolidation and cost reduction initiatives that we have implemented over the last two years.

A reconciliation of GAAP operating income (loss) to adjusted amounts is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2010	2009	2010	2009
Operating income (loss) as reported	$13,169	$(23,933)	$44,482	$3,335
Adjustments:
Executive death benefits (SG&A)	885	—	885	—
Litigation charge	—	34,500	—	34,500
Consolidation costs	224	1,449	1,080	4,926
Integration expenses	5	1,196	135	2,776
Asset dispositions and other	96	434	597	604

Adjusted operating income	$14,379	$13,646	$47,179	$46,141

Adjusted operating margin	11.3%	11.2%	11.8%	11.7%

This higher level of GAAP and adjusted operating income for the 2010 periods was offset by a higher effective tax rate than the prior year periods due to a higher level of discrete tax items during the 2009 periods and the expiration of the U.S. R&D tax credit at the end of 2009. The 2010 GAAP and adjusted effective tax rates benefitted from higher income from lower foreign tax rate jurisdictions. As a result, GAAP diluted earnings per share (“EPS”) was $0.25 per share and $0.82 per share for the third quarter and year-to-date period of 2010, respectively, compared to a loss of $0.90 per share and $0.33 per share for the comparable 2009 periods. Adjusted diluted EPS was $0.34 per share and $1.06 per share for the third quarter and year-to-date period of 2010, respectively, compared to $0.32 per share and $1.12 per share for the comparable 2009 periods.
A reconciliation of GAAP net income (loss) and diluted EPS to adjusted amounts is as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2010	2009	2010	2009
Income (loss) before taxes as reported	$8,290	$(28,694)	$28,805	$(10,821)
Adjustments:
Executive death benefits (SG&A)	885	—	885	—
Litigation charge	—	34,500	—	34,500
Consolidation costs	224	1,449	1,080	4,926
Integration expenses	5	1,196	135	2,776
Asset dispositions and other	96	434	597	604
CSN II conversion option discount amortization	1,987	1,844	5,852	5,432

Adjusted income before taxes	11,487	10,729	37,354	37,417
Adjusted provision for income taxes	3,445	3,237	12,498	10,968

Adjusted net income	$8,042	$7,492	$24,856	$26,449

Adjusted diluted EPS	$0.34	$0.32	$1.06	$1.12

Number of shares	23,406	23,886	23,788	23,911

Cash flows from operations for the third quarter of 2010 were $28 million and helped fund the repayment of $27 million on our outstanding line of credit. For the year, we have generated $72 million of cash flow from operations and repaid $57 million of debt. We currently expect that cash flow from operations will continue to be used to support routine capital expenditures, further pay down debt and fund our research and development projects.
Our CEO’s View
Given the challenging market dynamics, we are pleased with our third quarter financial results. Similar to our peers and customers, we began to see the impact of a slow-down in the cardiac rhythm management market during the third quarter. More broadly speaking, growth rates for all of our medical markets are below what was originally anticipated at the beginning of the year, and these difficult market conditions are expected to persist for the foreseeable future. That said, as a result of our diversification strategy, we were able to increase our revenue over the prior year as our vascular, orthopaedics and Electrochem product lines continued to recover. Taking all of this into consideration, we continue to expect our 2010 sales results will be within our original guidance, albeit at the lower end of the range.
As expected, our investment in research, development and engineering increased over the prior year, which was partially funded by a reduced level of adjusted selling, general and administrative costs. As we progress through the remainder of the year, we are mindful of the challenging industry environment and will continue to tightly manage our operating expenses. However, we also intend to continue to invest in our long-term future by developing innovative solutions for our customers. This includes furthering the progress already made in the development of systems and device level projects, which will drive future growth and long-term shareholder value.
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
On January 11, 2010, the U.S. Department of Transportation, and the Pipeline and Hazardous Materials Safety Administration (“PHMSA”) issued a Notice of Proposed Rulemaking, “Hazardous Materials: Transportation of Lithium Batteries” in the federal register. PMHSA, in conjunction with the Federal Aviation Administration is proposing to amend requirements in the hazardous materials regulations on the transportation of lithium cells and batteries, including lithium cell and batteries packed with or contained in equipment. The Company is actively monitoring this rulemaking process because of the potential negative effect the rule, as currently proposed, could have on our Greatbatch Medical and Electrochem businesses.
Product Development
Currently, we are developing a series of new products for customer applications in the CRM, neuromodulation, vascular, orthopaedics and Electrochem markets. Some of the key development initiatives include:
1.	To develop complete system and device solutions for our customers in the markets we operate in;

2.	To continue development of MRI compatible leadwires and other neuromodulation products;

3.	To continue development of higher energy/higher density capacitors;

4.	To integrate Biomimetic coating technology with our therapy delivery devices;

5.	To complete the design of next generation steerable catheters, sheaths and introducers;

6.	To further develop minimally invasive surgical techniques for the orthopaedics industry;

7.	To develop disposable instrumentation for the orthopaedics industry;

8.	To provide wireless sensing solutions to Electrochem customers; and

9.	To develop a charging platform for Electrochem’s secondary offering.
As a result of the investments we have made over the last two years, we are now in a position to provide our customers with full “system” solutions. This includes providing comprehensive products and services, from development and regulatory submissions through manufacturing and supporting worldwide distribution. These systems are niche product solutions that complement our OEM customers’ products and utilize our expertise and capabilities. This strategy includes partnering with our OEM customers, including sharing technology and resources, in order to bring these solutions to market. The benefits to our OEM customers include shortening the time to market for these products by accelerating the velocity of innovation, optimizing their supply chain and ultimately providing them with cost efficiencies.
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
We estimate that the market opportunity for the OptiSeal™ project is approximately $10 — $20 million of annual revenue. Additionally, it provides us with an opportunity for expansion into the vascular and peripheral access markets. In the fourth quarter of 2010 we expect to finalize distribution agreements with our customers and OptiSeal™ will begin to provide a return on the R&D investment we have made over the last two years.
We expect to be able to make additional product announcements over the next several quarters after 510(k) regulatory clearance is received. The initial product announcements are expected to center around systems we are developing for the vascular market but longer-term will include our CRM, neuromodulation, orthopaedics and Electrochem markets. Ultimately our goal is to establish a cadence of system level product announcements similar to the OptiSeal™ Introducer program that will help us achieve our stated goal of growing revenue faster than the underlying markets we serve.
Cost Savings and Consolidation Efforts
In 2010 and 2009 we recorded charges in Other Operating Expenses, Net in the Condensed Consolidated Statements of Operations related to cost savings and consolidation efforts initiated in 2007 and 2008. These initiatives were undertaken to improve our operational efficiencies and profitability. Additional information regarding the timing, cash flow and amount of future expenditures is set forth in Note 8 “Other Operating Expenses, Net” of the Notes to the Condensed Consolidated Financial Statements contained in this report.

Our Financial Results
We utilize a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31st. For 52-week years, each quarter contains 13 weeks. The third quarter of 2010 and 2009 ended on October 1, and October 2, respectively. The commentary that follows should be read in conjunction with our Condensed Consolidated Financial Statements and related notes and with the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K for the fiscal year ended January 1, 2010.
The following table presents certain selected financial information derived from our Condensed Consolidated Financial Statements for the periods presented (dollars in thousands, except per share data):

	Three Months Ended				Nine Months Ended
	October 1,	October 2,	$	%	October 1,	October 2,	$	%
	2010	2009	Change	Change	2010	2009	Change	Change
Sales:
Greatbatch Medical
CRM/Neuromodulation	$69,376	$74,094	$(4,718)	-6%	$225,139	$229,387	$(4,248)	-2%
Vascular	9,059	8,375	684	8%	28,232	28,260	(28)	0%
Orthopaedics	28,046	23,190	4,856	21%	87,975	88,662	(687)	-1%

Total Greatbatch Medical	106,481	105,659	822	1%	341,346	346,309	(4,963)	-1%
Electrochem	21,009	15,811	5,198	33%	58,968	49,704	9,264	19%

Total sales	127,490	121,470	6,020	5%	400,314	396,013	4,301	1%
Cost of sales	85,496	82,333	3,163	4%	271,197	271,240	(43)	0%

Gross profit	41,994	39,137	2,857	7%	129,117	124,773	4,344	3%
Gross profit as a % of sales	32.9%	32.2%			32.3%	31.5%

Selling, general and administrative expenses (SG&A)	17,098	15,790	1,308	8%	49,220	52,362	(3,142)	-6%
SG&A as a % of sales	13.4%	13.0%			12.3%	13.2%

Research, development and engineering costs, net (RD&E)	11,402	9,701	1,701	18%	33,603	26,270	7,333	28%
RD&E as a % of sales	8.9%	8.0%			8.4%	6.6%

Other operating expenses, net	325	37,579	(37,254)	-99%	1,812	42,806	(40,994)	-96%

Operating income (loss)	13,169	(23,933)	37,102	NA	44,482	3,335	41,147	NA
Operating margin	10.3%	-19.7%			11.1%	0.8%
Interest expense	4,577	4,895	(318)	-6%	14,864	14,714	150	1%
Interest income	(4)	(22)	18	-82%	(9)	(49)	40	-82%
Other (income) expense, net	306	(112)	418	NA	822	(509)	1,331	NA
Provision (benefit) for income taxes	2,326	(8,001)	10,327	NA	9,506	(3,354)	12,860	NA
Effective tax rate	28.1%	27.9%			33.0%	31.0%

Net income (loss)	$5,964	$(20,693)	$26,657	NA	$19,299	$(7,467)	$26,766	NA

Net margin	4.7%	-17.0%			4.8%	-1.9%
Diluted earnings (loss) per share	$0.25	$(0.90)	$1.15	NA	$0.82	$(0.33)	$1.15	NA

Sales

	Three Months Ended			Nine Months Ended
	October 1,	October 2,	%	October 1,	October 2,	%
	2010	2009	Change	2010	2009	Change
Sales:
Greatbatch Medical
CRM/Neuromodulation	$69,376	$74,094	-6%	$225,139	$229,387	-2%
Vascular	9,059	8,375	8%	28,232	28,260	0%
Orthopaedics	28,046	23,190	21%	87,975	88,662	-1%

Total Greatbatch Medical	106,481	105,659	1%	341,346	346,309	-1%
Electrochem	21,009	15,811	33%	58,968	49,704	19%

Total sales	$127,490	$121,470	5%	$400,314	$396,013	1%

Greatbatch Medical — CRM and neuromodulation sales for the third quarter of 2010 declined 6% compared to the prior year period. This decrease was primarily due to the slow-down in the underlying CRM market, which caused customers to reduce inventory levels. Additionally, CRM results were impacted by continued pricing pressure, as well as the timing of orders between the second and third quarter of 2010. We estimate that the impact of the timing of these orders increased second quarter sales and reduced third quarter sales by approximately $2 million. For the year, our CRM and neuromodulation revenue is down slightly from the prior year as the benefit of further adoption of the Company’s Q series batteries as well as higher capacitor and assembly revenue, were offset by lower feedthrough sales, as the 2009 period included the benefit of customer product launches.
Our visibility to customer ordering patterns is over a relatively short period of time. Our customers have inventory management programs, alternative supply arrangements, vertical integration plans and the relative market share among the OEM manufacturers changes continuously. Additionally, we face pricing pressures from our customers and in particular our four largest OEM customers upon which a significant portion of our sales is dependent. These pressures have increased as of late due to the downturn in the economy, and more specifically, the CRM markets. Consequently, these and other factors significantly impact our sales and will continue to significantly impact our sales in the future. As we move into 2011, we expect that these difficult market conditions will persist. However, we are working to offset the impact of these conditions with the launch of new systems and device projects, particularly within our vascular product line.
Third quarter 2010 sales for the vascular product line increased 8% to $9.1 million, compared to prior year sales of $8.4 million. This increase was primarily due to higher introducer sales as customer inventory reduction programs, which began in 2009, are now complete. For the year-to-date period, vascular sales were consistent with the prior year. We expect ordering patterns to now return to a more normalized rate.
Orthopaedic product line sales of $28.0 million for the third quarter 2010 were 21% above the $23.2 million for the comparable 2009 period. This increase was across all of our products as we continued to see a recovery in the orthopaedics market and our investments and expanded capabilities have begun to deliver new business. We delivered this strong performance despite the weaker euro exchange rate, which reduced third quarter orthopaedic sales by approximately $1.0 million compared to the prior year. This foreign currency impact began to ease towards the end of the third quarter and is not expected to materially impact revenue in the fourth quarter, assuming of course, that exchange rates remain at their current levels. In comparison to the 2010 second quarter, sales decreased 8% primarily due to seasonal facility shutdowns in our European operations. For the year-to-date period, orthopaedic sales were consistent with the prior year.

Electrochem — Third quarter 2010 sales for the Electrochem business segment were a record $21.0 million compared to $15.8 million in the third quarter 2009. The increase from the prior year primarily related to the continued recovery in the energy and portable medical markets and customers restocking inventory. We estimate that the impact of this inventory restocking was to increase sales in the second and third quarters of 2010 by approximately $3 million dollars in each quarter. We do not expect this inventory restocking to reoccur in the fourth quarter and have already begun to see a reduced level of orders. For the first three quarters of 2010, Electrochem revenue increased 19% to $59.0 million primarily due to the same factors discussed above.
2010 Sales Outlook — At the beginning of the year, we provided our expectations for annual 2010 sales growth by each of our major product lines. These growth rates equated to consolidated annual sales in the range of approximately $532 million to $551 million for 2010. Due to slower underlying market growth for our Greatbatch Medical segment, we now expect to be at the lower end of this range. This guidance assumes that our CRM and neuromodulation revenue growth will be flat in comparison to last year and that our 2010 Electrochem revenue growth will be slightly above the 0%-5% range provided at the beginning of the year.
Gross Profit
Changes to gross profit as a percentage of sales from the prior year were due to the following:

	Changes From Prior Year
	Three Months	Nine Months
Capacity & productivity(a)	-1.1%	-0.7%
Selling price(b)	-1.1%	-0.9%
Mix Change(c)	2.6%	3.1%
Other	0.3%	-0.7%

Total percentage point change to gross profit as a percentage of sales	0.7%	0.8%

(a)	Our gross profit percentage was negatively impacted from excess capacity costs driven by the lower volumes in comparison to the 2009 periods, which more than offset productivity gains from our consolidation and integration initiatives. In accordance with our inventory accounting policy, excess capacity costs are expensed.

(b)	Our gross profit percentage was negatively impacted due to contractual volume price reductions and price concessions made to our larger OEM customers on certain product lines. We expect this pricing pressure to continue in the future.

(c)	Our gross profit percentage was positively impacted from an increase in sales of higher margin products as a percentage of total sales, mainly in CRM and neuromodulation, vascular and Electrochem products.
We expect that our gross profit margin will continue around the current level for the remainder of the year. Over the long-term, we expect our gross profit margin to improve as more system and device level products are introduced, which typically earn a higher margin.

SG&A Expenses
Changes to SG&A expenses from the prior year were due to the following (in thousands):

	Changes From Prior Year
	Three Months	Nine Months
Personnel costs(a)	$(838)	$(1,613)
Executive death benefits(a)	885	885
Litigation related fees and charges(b)	1,174	143
Allowance for doubtful accounts(c)	90	(1,304)
Information technology & consulting(d)	177	(879)
Other	(180)	(374)

Net increase (decrease) in SG&A	$1,308	$(3,142)

(a)	Amounts represent the change in personnel costs from the 2009 periods and reflect our consolidation and cost control initiatives. Additionally, SG&A expenses for the third quarter of 2010 include death benefits provided to the family of the Company’s former Senior Vice President — Orthopaedics.

(b)	Amounts represent the change in fees and charges incurred versus the 2009 periods in connection with the patent infringement action filed by Pressure Products and the Electrochem Litigation discussed in Note 10 “Commitments and Contingencies” of the Notes to the Condensed Consolidated Financial Statements contained in this report.

(c)	Amounts primarily relate to lower losses incurred on uncollectible receivables compared to the 2009 periods, which included higher Electrochem and orthopaedics write-offs due to the economic slowdown.

(d)	Amounts represent the change in information technology and consulting costs from the 2009 periods and reflect our cost control initiatives.
RD&E Expenses, Net
Net RD&E costs are comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2010	2009	2010	2009
Research and development costs	$4,247	$4,375	$13,201	$13,111

Engineering costs	8,782	7,075	25,599	19,854
Less cost reimbursements	(1,627)	(1,749)	(5,197)	(6,695)

Engineering costs, net	7,155	5,326	20,402	13,159

Total RD&E	$11,402	$9,701	$33,603	$26,270

As expected, net RD&E expenses for the quarter and year-to-date periods of 2010 were higher than the comparable 2009 periods due to further investment in the development of new technologies, including the development of systems and devices. Additionally, during 2010 we received a lower level of customer cost reimbursements. These cost reimbursements can vary significantly from period to period due to the timing of the achievement of milestones on development projects. Excluding these customer cost reimbursements, RD&E was 9.7% of sales for the first nine months of 2010 compared to 8.3% of sales in the comparable 2009 period. We anticipate that the higher level of RD&E investment will continue for the foreseeable future consistent with our long-term growth strategy.

Our long-term growth strategy includes investing resources in new technologies, including system and device level solutions for our customers. This strategy involves partnering with our OEM customers, including sharing technology and resources, in order to bring these solutions to market. The benefit to our OEM customers include shortening their time to market by accelerating the velocity of innovation, optimizing their supply chain and ultimately providing them with cost efficiencies. The timeline for approval of our vascular market systems projects is shorter than for our other markets. As such, we anticipate making additional announcements, similar to the OptiSealTM project discussed in the Product Development section of this report, over the next several months.
Other Operating Expenses, Net
Litigation charge — On October 1, 2009, a Louisiana jury found in favor of a former Electrochem customer on their claims made in connection with a failed business transaction dating back to 1997. As a result, we recorded a $34.5 million charge related to this litigation in the third quarter of 2009.
Other — The remaining other operating expenses, net is comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2010	2009	2010	2009
2007 & 2008 facility shutdowns and consolidations(a)	$224	$1,449	$1,080	$4,926
Integration costs(b)	5	1,196	135	2,776
Asset dispositions and other(c)	96	434	597	604

	$325	$3,079	$1,812	$8,306

(a)	In the 2010 and 2009 periods, we recorded charges related to our various cost savings and consolidation efforts initiated in 2007 and 2008. Over the long-term, we expect these initiatives to continue to positively impact operational efficiencies and profitability. During 2010, the Company recognized a $0.7 million write down related to its Electrochem facility ($0.2 million in the third quarter), as the estimated fair value less costs to sell was below the recorded book value. Additional information regarding the timing, cash flow and amount of future expenditures is discussed in Note 8 “Other Operating Expenses, Net” of the Notes to the Condensed Consolidated Financial Statements contained in this report. At this time, we have completed all of our publicly announced consolidation initiatives. However, we continually analyze our business to find ways to improve our operational efficiency and we expect to take additional steps to drive further improvements, particularly with respect to the optimization of our orthopaedics product line. This optimization plan is expected to be ongoing for the next several years and includes investments in machinery and equipment as well as facilities.

(b)	During the 2010 and 2009 periods, we incurred costs related to the integration of the companies acquired in 2007 and 2008. The integration initiatives include the implementation of the Oracle ERP system, training and compliance with policies, as well as the implementation of lean manufacturing and six sigma initiatives. The expenses are primarily for consultants, relocation and travel costs that will not be required after the integrations are completed.

(c)	During the 2010 and 2009 periods, we recorded write-downs in connection with various asset disposals.
In 2010, other operating expenses, net are expected to be approximately $4 to $6 million.

Interest Expense and Interest Income
Interest expense and interest income for the first three quarters of 2010 were relatively consistent with the same periods of 2009 as the benefit of paying down our long-term debt with excess cash flow from operations was offset by increased discount amortization and interest expense associated with the Electrochem Litigation appeal. See Note 10 “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements in this report.
Other (Income) Expense, Net
Other (income) expense, net primarily includes the impact of foreign currency exchange rate fluctuations on transactions denominated in foreign currencies.
Provision for Income Taxes
The effective tax rate for the three and nine months ended October 1, 2010 was 28.1% and 33.0% respectively, versus the 27.9% and 31.0%, respectively, for the comparable 2009 periods. The current period rate reflects a tax benefit from having higher income from operations outside the U.S., which are taxed at rates lower than the U.S. statutory rate of 35%. This benefit was more than offset by a lower amount of discrete tax items during the current year compared to 2009, as well as the absence of the research and development tax credit, which expired at the end of 2009. Pending legislation would retroactively reinstate the R&D tax credit to the beginning of 2010. We estimate that if this legislation, were enacted in the fourth quarter of 2010 as currently proposed, it would positively impact the full year effective tax rate by approximately 350 basis points.
We believe that it is reasonably possible that a reduction of approximately $1.0 million of the balance of unrecognized tax benefits may occur within the next twelve months as a result of the expiration of applicable statutes of limitation, which would positively impact our effective tax rate in the period of reduction.
Liquidity and Capital Resources

	As of
	October 1,	January 1,
(Dollars in thousands)	2010	2010
Cash and cash equivalents(a)	$42,996	$37,864
Working capital(a)	$150,630	$119,926
Current ratio(a)	2.4	1.9

(a)	These increases primarily relate to the cash flow generated from operations of $72.0 million for the first three quarters of 2010 partially offset by net expenditures for property, plant and equipment of $10.2 million and the $30.5 million payoff of the current portion of our long-term debt that came due during the second quarter of 2010.
Revolving Line of Credit — We have a senior credit facility (the “Credit Facility”) consisting of a $235 million revolving line of credit, which can be increased to $335 million upon our request and approval by a majority of the lenders. The Credit Facility also contains a $15 million letter of credit subfacility and a $15 million swingline subfacility. In connection with the Electrochem Litigation, we were required to bond the amount of the judgment and statutory interest in order to appeal. We satisfied this requirement by posting a bond, which required collateralization. We received approval from the lenders supporting our Credit Facility to increase the letter of credit subfacility by $35 million for use only in connection with bonding the appeal of the Electrochem Litigation, of which $23 million was being utilized as of October 1, 2010. The Credit Facility is secured by our non-realty assets including cash, accounts and notes receivable, and inventories, and has an expiration date of May 22, 2012 with a one-time option to extend to April 1, 2013 at our option if no default has occurred.

The Credit Facility is supported by a consortium of six banks with no bank controlling more than 26% of the facility. As of October 1, 2010, each bank supporting the Credit Facility has an S&P credit rating of at least BBB- or better, which is considered investment grade.
The Credit Facility requires us to maintain a ratio of adjusted EBITDA, as defined in the credit agreement, to interest expense of at least 3.00 to 1.00. For the twelve month period ending October 1, 2010, our ratio of adjusted EBITDA to interest expense, calculated in accordance with our credit agreement, was 9.8 to 1.00, well above the required limit. The Credit Facility also requires us to maintain a total leverage ratio, as defined in the credit agreement, of not greater than 4.50 to 1.00. As of October 1, 2010, our total leverage ratio, calculated in accordance with our credit agreement, was 2.75 to 1.00, well below the required limit. The calculation of adjusted EBITDA and leverage ratio exclude non-cash charges, as well as charges in connection with the Electrochem Litigation up to a limit of $35 million.
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
Cash flows from operations for the third quarter of 2010 were $28 million and helped fund the repayment of $27 million on our outstanding line of credit. For the year, we have generated $72 million of cash flow from operations and repaid $57 million of debt. Based upon our current capital needs, we anticipate utilizing free cash flow (cash flow from operations less capital expenditures) to make principal payments on our long-term debt. As of October 1, 2010, we had $141 million of borrowing capacity available under the Credit Facility. This amount may vary from period to period based upon our debt and EBITDA levels, which impacts the covenant calculations. We believe that our cash flow from operations and the Credit Facility provide adequate liquidity to meet our short- and long- term funding needs.
Operating activities — Cash flows from operations for the first nine months of 2010 were $72.0 million compared to $50.2 million for the comparable 2009 period. The increase from the prior year is primarily due to the timing of payments and lower consolidation and integrations costs as well as our strategic initiative to lower working capital balances (i.e. accounts receivable and inventory).
Investing activities — Net cash used in investing activities for the first nine months of 2010 were $9.3 million and was primarily related to maintenance capital expenditures. Our current expectation is that capital spending for the remainder of 2010 will be in the range of $5 million to $10 million, of which approximately half is discretionary in nature. These purchases relate to routine maintenance investments to support our internal growth, as well as additional investment in our orthopaedics business in order to further drive operational efficiencies.
We anticipate that cash on hand along with cash flow from operations and availability under our revolving line of credit will be sufficient to fund these capital expenditures. Going forward, we will continue to consider strategically targeted and opportunistic acquisitions.

Financing activities — Net cash used in financing activities for the first nine months of 2010 were $57.8 million. During the third quarter of 2010, we repaid $27 million on our outstanding line of credit. For the year, we have repaid $57 million of debt. Going forward, we expect excess cash flow to be used to pay down amounts outstanding under our revolving line of credit.
Capital Structure — As of October 1, 2010, our capital structure consisted of $197.8 million of convertible subordinated notes, $71.0 million of debt under our revolving line of credit and 23.3 million shares of common stock outstanding. Additionally, we had $43.0 million in cash and cash equivalents, which is sufficient to meet our short-term operating cash needs. If necessary, we have access to $141 million of borrowing capacity under our line of credit and are authorized to issue up to 100 million shares of common stock and 100 million shares of preferred stock. The market value of our outstanding common stock since our initial public offering has exceeded our book value; accordingly, we believe that if needed we can access public markets to raise additional capital. Our capital structure allows us to support our internal growth and provides liquidity for corporate development initiatives. We continually assess our financing facilities and capital structure to ensure liquidity and capital levels are sufficient to meet our strategic objectives. In the future, we may adjust our capital structure as funding opportunities present themselves.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements within the meaning of Item 303(a)(4) of Regulation S-K.
Contractual Obligations
The following table summarizes our significant contractual obligations at October 1, 2010:

	Payments due by period
		Remainder of
CONTRACTUAL OBLIGATIONS	Total	2010	2011 - 2012	2013 - 2014	After 2014
Debt obligations(a)	$284,688	$1,663	$83,018	$200,007	$—
Operating lease obligations(b)	14,730	765	3,941	3,609	6,415
Purchase obligations(b)	13,974	10,551	2,978	445	—
Foreign currency contracts(b)	8,250	2,250	6,000	—	—
Pension obligations(c)	11,389	226	2,157	2,482	6,524

	$333,031	$15,455	$98,094	$206,543	$12,939

(a)	Includes the annual interest expense on our convertible subordinated notes of 2.25%, which is paid semi-annually. Amounts also include the expected interest expense on the $71.0 million outstanding on our line of credit based upon the period end weighted average interest rate of 3.1%, which includes the impact of our interest rate swaps outstanding. See Note 5 “Debt” of the Notes to Condensed Consolidated Financial Statements in this report for additional information about our debt obligations.

(b)	See Note 10 “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements in this report for additional information about our operating lease, purchase obligations and foreign currency contracts.

(c)	See Note 6 “Pension Plans” of the Notes to Condensed Consolidated Financial Statements in this report for additional information about our pension plan obligations. These amounts do not include any potential future contributions to our pension plan that may be necessary if the rate of return earned on pension plan assets is not sufficient to fund the rate of increase of our pension liability. Future cash contributions may be required. As of January 1, 2010, the most recent valuation date, our actuarially determined pension benefit obligation exceeded the plans assets by $4.0 million.

This table does not reflect $1.6 million of unrecognized tax benefits as we are uncertain as to if or when such amounts may be settled. Refer to Note 9 “Income Taxes” of the Notes to Condensed Consolidated Financial Statements in this report for additional information about these unrecognized tax benefits. Additionally, the table does not include any potential payments that may be due in connection with the Electrochem Litigation (See Note 10 “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements contained in this report).
In an attempt to help offset the cost of rising health care expenses, beginning in 2010, we began self-funding the medical insurance coverage for all of our U.S. based employees. Our risk is being limited through the use of stop loss insurance which has deductibles in the amount of $0.2 million per covered participant and $9.9 million in the aggregate per year. The maximum benefit for aggregate losses is $1.0 million per year and $4.8 million per lifetime for specific individual losses. As of October 1, 2010, we have $2.9 million accrued related to the self-insurance of our medical plan, which is recorded as Accrued Expenses and Other Current Liabilities in the Condensed Consolidated Balance Sheet and is not included in the contractual obligations table above.
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
Forward-Looking Statements
Some of the statements contained in this report and other written and oral statements made from time to time by us and our representatives are not statements of historical or current fact. As such, they are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations, which are subject to known and unknown risks, uncertainties and assumptions. They include statements relating to:
•	future sales, expenses and profitability;

•	the future development and expected growth of our business and the markets we operate in;

•	our ability to successfully execute our business model and our business strategy;

•	our ability to identify trends within the implantable medical devices, medical components, and Electrochem markets and to offer products and services that meet the changing needs of those markets;

•	projected capital expenditures; and

•	trends in government regulation, including the impact of Health Care Reform and recent proposed federal regulations impacting the transportation of lithium batteries.

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
We translate all assets and liabilities of our foreign operations, where the U.S. dollar is not the functional currency, at the period-end exchange rate and translate sales and expenses at the average exchange rates in effect during the period. The net effect of these translation adjustments is recorded in the Condensed Consolidated Financial Statements as Comprehensive Income (Loss). The cumulative translation adjustment as of October 1, 2010 was an $8.9 million gain. Translation adjustments are not adjusted for income taxes as they relate to permanent investments in our foreign subsidiaries. Net foreign currency transaction gains and losses included in Other Expense, Net amounted to a loss of $0.8 million and gain of $0.6 million for the first nine months of 2010 and 2009, respectively. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency net assets would have had an impact of approximately $10 million on our foreign net assets as of October 1, 2010.

Interest Rate Swaps — As of October 1, 2010, we had $71 million outstanding on our revolving line of credit. Interest rates reset on this debt based upon the LIBOR rate, thus subjecting us to interest rate risk. We entered into two receive floating-pay fixed interest rate swaps with a total notional value of $68 million and indexed to the six-month LIBOR rate. The objective of these swaps is to hedge against potential changes in cash flows on our outstanding revolving line of credit. No credit risk was hedged. The receive variable leg of the swaps and the variable rate paid on the revolving line of credit bear the same rate of interest, excluding the credit spread, and reset and pay interest on the same dates. See Note 5 “Debt” of the Notes to Condensed Consolidated Financial Statements in this report for additional information about our interest rate swap contracts.
The estimated negative fair value of the interest rate swap contracts of $0.6 million as of October 1, 2010 represents the amount we would have to pay to terminate the contracts. No portion of the change in fair value of the interest rate swaps during the 2010 or 2009 periods was considered ineffective. The amount recorded as additional Interest Expense related to the interest rate swaps for the third quarter of 2010 and 2009 was $0.3 million and $0.4 million, respectively, and $1.5 million and $0.9 million, respectively, for the nine months ended October 1, 2010 and October 2, 2009.
A hypothetical 10% change in the LIBOR interest rate would have an impact of approximately $0.005 million on our annual interest expense relating to the $71 million of floating rate revolving line of credit debt outstanding as $3 million of that debt is not hedged by the interest rate swap agreements we have in place.

ITEM 4.	CONTROLS AND PROCEDURES.
a. Evaluation of Disclosure Controls and Procedures.
Our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the SEC as of October 1, 2010. These disclosure controls and procedures have been designed to provide reasonable assurance that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Based on their evaluation, as of October 1, 2010, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.
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
With regard to the previously reported patent infringement action filed by Pressure Products Medical Supplies, Inc. (“Pressure Products”), in August 2010 the parties settled the litigation. In exchange for a cash payment by the Company, Pressure Products agreed not to sue on the products at issue in that case. The settlement agreement eliminated any restrictions on the Company’s ability to sell its FlowGuardTM and OptiSealTM Introducer products. No further material litigation charges are anticipated with regards to this litigation as a result of this settlement. As part of the settlement, the litigation commenced by the Company against Pressure Products also was dismissed.

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

Dated: November 9, 2010	GREATBATCH, INC.
	By:	/s/ Thomas J. Hook
Thomas J. Hook
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Thomas J. Mazza
Thomas J. Mazza
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Marco F. Benedetti
Marco F. Benedetti
Corporate Controller & Treasurer (Principal Accounting Officer)
EXHIBIT INDEX

Exhibit No.		Description

3.1		Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to our quarterly report on Form 10-Q for the period ended June 27, 2008).

3.2		Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our annual report on Form 10-K for the period ended January 1, 2010).

31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	- Filed herewith.