Form 10-K
period 2010-12-31
GREATBATCH, INC.
filed 2011-03-01
CIK 1114483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2010
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of common stock of Greatbatch, Inc. held by non-affiliates as of July 2, 2010 (last business day of most recently completed second fiscal quarter), based on the last sale price of $22.00, as reported on the New York Stock Exchange: $501.8 million. Solely for the purpose of this calculation, shares held by directors and officers and 10 percent shareholders of the Registrant have been excluded. Such exclusion should not be deemed a determination by or an admission by the Registrant that these individuals are, in fact, affiliates of the Registrant. Shares of common stock outstanding on March 1, 2011: 23,342,941
DOCUMENTS INCORPORATED BY REFERENCE
The following document is specifically incorporated by reference into the indicated portions of this report:

Document	Part
Proxy Statement for the 2011 Annual Meeting of Stockholders	Part III, Item 10 “Directors, Executive Officers and Corporate Governance”

Part III, Item 11 “Executive Compensation”

Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”

Part III, Item 13 “Certain Relationships and Related Transactions, and Director Independence”

Part III, Item 14 “Principal Accounting Fees and Services”

PART I
ITEM 1. BUSINESS
OVERVIEW
Wilson Greatbatch, co-inventor of the first successful implanted pacemaker, founded Greatbatch in 1970 to develop long-lived primary batteries to fuel pacemakers. Mr. Greatbatch’s passion for reliability and innovation is the foundation for our portfolio of capabilities and offerings. Every day, we support and empower our customers in their pursuit of revolutionary technology solutions by providing innovative technologies to industries that depend on reliable, long-lasting performance. We believe that our innovation, proprietary technology, close customer relationships, multiple product offerings, market leadership and dedication to quality provide us with competitive advantages and create a barrier to entry for potential market entrants. When used in this report, the terms “Greatbatch,” “we,” “us,” “our” and the “Company” mean Greatbatch, Inc. and its subsidiaries.
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
Electrochem is a leader in technology solutions for critical industrial applications, including customized battery power and wireless sensing systems. Originating from the lithium cell invented for the implantable pacemaker by Wilson Greatbatch, our technology and superior quality and reliability is utilized in markets world-wide.
Greatbatch, Inc. is a Delaware corporation that was incorporated in 1997 and since that time has completed the following acquisitions:

Acquisition Date	Acquired Company	Business at Time of Acquisition

July 1997	Wilson Greatbatch Ltd.	Founded in 1970, designed and manufactured batteries for IMDs and commercial applications.

August 1998	Hittman Materials and Medical Components, Inc.	Founded in 1962, designed and manufactured ceramic and glass feedthroughs and specialized porous coatings for electrodes used in IMDs.

August 2000	Battery Engineering, Inc.	Founded in 1983, designed and manufactured high-energy density batteries for industrial, commercial, military and medical applications.

Acquisition Date	Acquired Company	Business at Time of Acquisition

June 2001	Sierra-KD Components division of Maxwell Technologies, Inc.	Founded in 1986, designed and manufactured ceramic electromagnetic filtering capacitors and integrated them with wire feedthroughs for use in IMDs as well as military, aerospace and commercial applications.

July 2002	Globe Tool and Manufacturing Company, Inc.	Founded in 1954, designed and manufactured precision enclosures used in IMDs and commercial products used in the aerospace, electronics and automotive sectors.

March 2004	NanoGram Devices Corporation	Founded in 1996, developed nanoscale materials for battery and medical device applications.

April 2007	BIOMEC, Inc.	Established in 1998, provided medical device design and component integration to early-stage and established customers.

June 2007	Enpath Medical, Inc.	Founded in 1981, designed, developed, and manufactured venous introducers and dilators, implantable leadwires, steerable sheaths and steerable catheters.

October 2007	IntelliSensing LLC	Founded in 2005, designed and manufactured battery-powered wireless sensing solutions for commercial applications.

November 2007	Quan Emerteq LLC	Founded in 1998, designed, developed, and manufactured catheters, stimulation leadwires, microcomponents and assemblies.

November 2007	Engineered Assemblies Corporation	Founded in 1984, designed and integrated custom battery solutions and electronics focused on rechargeable systems.

January 2008	P Medical Holding SA	Founded in 1994, designed, manufactured and supplied delivery systems, instruments and implants for the orthopaedic industry.

February 2008	DePuy Orthopaedics’ Chaumont, France manufacturing facility	Manufactured hip and shoulder implants for DePuy Orthopaedics.
FINANCIAL STATEMENT YEAR END
We utilize a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31st. Fiscal years 2010, 2009 and 2008 ended on December 31, 2010, January 1, 2010 and January 2, 2009, respectively. Fiscal years 2010 and 2009 contained fifty-two weeks while fiscal year 2008 contained fifty-three weeks.

SEGMENT INFORMATION
We operate our business in two reportable segments — Greatbatch Medical and Electrochem. Segment information including sales from external customers, profit or loss, and assets by segment as well as sales from external customers and long-lived assets by geographic area are set forth at Note 14 “Business Segment Information” of the Notes to Consolidated Financial Statements contained in Item 8 of this report.
GREATBATCH MEDICAL
CRM and Neuromodulation — An IMD is an instrument that is surgically inserted into the body to provide diagnosis and/or therapy. One sector of the IMD market is CRM, which is comprised of devices such as implantable pacemakers, implantable cardioverter defibrillators (“ICDs”), cardiac resynchronization therapy (“CRT”) devices, and cardiac resynchronization therapy with backup defibrillation devices (“CRT-D”). Another sector of the IMD market is neuromodulation, which is comprised of pacemaker-type devices that stimulate nerves for the treatment of various conditions. Beyond approved therapies of pain control, incontinence, Parkinson’s disease and epilepsy, nerve stimulation for the treatment of other disabilities such as migraines, obesity and depression has shown promising results.
The following table sets forth the main categories of battery-powered IMDs and the principal illness or symptoms treated by each device:

Device	Principal Illness or Symptom
Pacemakers	Abnormally slow heartbeat (Bradycardia)
ICDs	Rapid and irregular heartbeat (Tachycardia)
CRT/CRT-Ds	Congestive heart failure
Neurostimulators	Chronic pain, movement disorders, epilepsy, obesity or depression
Drug pumps	Diabetes or chronic pain
IMD systems generally include an implantable pulse generator (“IPG”) and one or more leads. An IPG is a battery powered device that produces electrical pulses. The lead then carries this electrical pulse from the IPG to the heart, spinal cord or other location in the body. Greatbatch Medical’s portfolio of proprietary technologies, products and capabilities has been built to provide our CRM and Neuromodulation customers with a single source for the vast majority of the components and subassemblies required to manufacture an IPG or lead, as well as complete lead systems. Our investments in research and development have generated proprietary products such as the QHR® and QMR® battery lines, which have enabled our OEM partners to make improvements in their system offerings in terms of device size, longevity and power.
We believe that the CRM and Neuromodulation markets continue to exhibit fundamentals that position Greatbatch Medical for growth. Increased demand for Greatbatch Medical technologies is being driven by the following factors:
•	Advances in medical technology — New therapies will allow physicians to use IMDs to treat a wider range of patients with various heart diseases.
•	Increasing device complexity — Device manufacturers are developing new devices with additional features (such as RF telemetry and MRI conditional capabilities) that will require increased energy, power and filtering capabilities. These new features make Greatbatch Medical technologies and innovations more relevant than ever.

•	Expanding patient population — The patient groups that are eligible for CRM devices are increasing and the number of people in the U.S. that are over age 50 is expected to double in the next 10 years. Additionally, recent studies may lead to updated guidelines on clinical indications for CRT—increasing the number of patients who may qualify for these devices. Fast growing emerging markets, especially in Asia and Latin America, are getting significant attention from IMD manufacturers given their large population size, under-penetration, expanding purchasing power and increasing expenditure in medical infrastructure and training. These markets represent another growth driver for the Company.
•	Growth within neuromodulation — Neuromodulation applications are growing at a faster pace than traditional markets, and are expected to expand as new therapeutic applications are identified. Many CRM OEM companies, which are strategic partners of Greatbatch Medical, are also OEMs in the neuromodulation market, which positions us to capitalize on this market growth.
Vascular Access — Includes introducers, coatings and catheters that deliver therapies for many end-user markets including coronary and neurovascular disease, peripheral vascular disease, interventional radiology, vascular access, atrial fibrillation, and interventional cardiology, as well as products for medical imaging and drug and pharmaceutical delivery. Introducers enable physicians to create a conduit through which they can insert infusion catheters, implantable ports, pacemaker leads and other therapeutic devices into a blood vessel. A catheter is a tube that can be inserted into a blood vessel to allow drainage, injection of fluids, or access by surgical instruments.
Our products seek to capitalize on the growth in the cardiac, neurology and vascular markets, especially since many of the large CRM OEMs are also in the vascular markets. This gives us an opportunity to develop close strategic partnerships that can be leveraged across markets. In addition to those factors that are driving the CRM and neuromodulation markets, increased demand is also being driven by continued focus on minimally invasive procedures. Patients and health care providers are looking for minimally invasive technologies to treat disease. They are expanding the use of catheter based procedures and associated vascular therapies. We also continue to see strong growth in the vascular markets because of peripheral-vascular disease therapies and new indications for tissue extraction or ablation.
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
Each implant system typically has an associated instrument set that is used in the surgical procedure to insert that specific implant system. Instruments included in a set vary by implant system. Usually, instrument sets are sterilized after each use and then reused, however, recent trends are moving towards disposable instrumentation. Cases are used to store, transport and arrange implant systems and other medical devices and related surgical instruments. Cases are generally designed to allow for sterilization and re-use after an implant or other surgical procedure is performed. The majority of cases are tailored for specific implant procedures so that the instruments, implants and other devices are arranged within the case to match the order of use in the procedure and are securely held in clearly labeled, custom-formed pockets.
Many of the factors affecting the orthopaedic market segment are similar to the CRM and Vascular Access markets. These factors include aging population, new implant and surgical technology, rising rates of obesity, a growing replacements market and emerging affluence in developing nations. As a result, we believe that the orthopaedic market has strong growth fundamentals.

The following table summarizes information about our Greatbatch Medical products:

Product	Description	Principal Product Attributes

Batteries	Power sources include:
	• Lithium iodine (“Li Iodine”)	High reliability and predictability
	• Lithium silver vanadium oxide (“Li SVO”)	Long service life
	• Lithium carbon monoflouride (“Li CFx”)	Customized configuration
	• Lithium ion rechargeable (“Li Ion”)	Light weight
	• Lithium SVO/CFx (“QHR” & “QMR”)	Compact and less intrusive

Capacitors	Storage for energy generated by a battery before delivery to the heart. Used in ICDs and CRT-Ds.	Stores more energy per unit volume (energy density) than other existing technologies Customized configuration

EMI filters	Filters electromagnetic interference to limit undesirable response, malfunctioning or degradation in the performance of electronic equipment	High reliability attenuation of EMI RF over wide frequency ranges Customized design

Feedthroughs	Allow electrical signals to be brought from inside hermetically sealed IMD to an electrode	Ceramic to metal seal is substantially more durable than traditional seals Multifunctional

Coated electrodes	Deliver electric signal from the feedthrough to a body part undergoing stimulation	High quality coated surface Flexible in utilizing any combination of biocompatible coating surfaces Customized offering of surfaces and tips

Precision components	• Machined	High level of manufacturing precision
	• Molded and over molded products	Broad manufacturing flexibility

Enclosures and	• Titanium	Precision manufacturing, flexibility in
related components	• Stainless steel	configurations and materials

Value-added assemblies	Combination of multiple components in a single package/unit	Leveraging products and capabilities to provide subassemblies and assemblies Provides synergies in component technology and procurement systems

Leads	Cardiac, neuro and hearing restoration stimulation leads	Custom and unique configurations that increase therapy effectiveness, provide finished device design and manufacturing

Introducers	Creates a conduit to insert infusion catheters, guidewires, implantable ports, pacemaker leads and other therapeutic devices into a blood vessel	Variety of sizes and materials that facilitate problem-free access in a variety of clinical applications

Catheters	Delivers therapeutic devices to specific sites in the body	Enable safe, simple delivery of therapeutic and diagnostic devices, soft tip and steerability Provide regulatory clearance and finished device

Cases and trays	Delivery systems for cleaning and sterilizing orthopaedic instruments and implants	Deliver turn-key full service kits

Implants	Orthopaedic implants for reconstructive hip, knee, shoulder, trauma and spine procedures	Precision manufacturing, leveraging capabilities and products Complete processes including sterile packaging and coatings

Instruments	Orthopaedic instruments for reconstructive and trauma procedures	Designed to improve surgical techniques, reduce surgery time, increase surgical precision and decrease risk of contamination

A majority of the products Greatbatch Medical sells incorporate proprietary technologies. These proprietary technologies provide an entry barrier for new competitors, and further limit existing competitors from duplicating our products. In addition to these proprietary technologies, our proprietary “know-how” in the manufacture of these products provides further barriers to our competition.
ELECTROCHEM
Electrochem provides product solutions where safety, reliability, quality and durability are of the utmost importance. Our customized rechargeable and non-rechargeable battery solutions are used in a number of demanding industrial markets such as energy, military, portable medical, environmental monitoring and more. Applications in these product lines cover a number of highly-customized battery-powered systems, including downhole drilling tools, hand-held military communications, automated external defibrillators, and more. Electrochem’s primary and rechargeable power solutions, and wireless sensing solutions are used in markets where failure is not an option, often operating in extreme or remote environments.
Our primary batteries operate reliably and safely at extremely high and low temperatures and when subjected to high shock and vibration. Electrochem’s product designs incorporate protective circuitry, glass-to-metal hermetic seals, fuses and diodes to help ensure safe, reliable power as devices are subjected to harsh conditions.
Our secondary, or rechargeable, power solutions include a number of chemistries including lithium, nickel and lead acid, and incorporate advanced electronics, monitoring and security features and other capabilities. We provide value-added solutions to complement our secondary power systems such as engineering design expertise, charging systems and battery management.
Electrochem’s unique wireless sensing systems are a complete solution for process industries, incorporating advanced sensors measuring temperature, pressure and flow, intelligent gateways and customized software. Electrochem’s wireless sensing solutions are used in markets where wired sensors are difficult to use — industrial environments that are dirty, have extreme internal or external environmental conditions, or where multiple moving parts or laying of cable make wired sensors impractical. Electrochem’s patented system utilizes our own batteries and offers control and monitoring for applications in existing markets such as energy, and new markets such as computer numerical control machining and process control.
The following table summarizes information about our Electrochem products:

Product	Description	Principal Product Attributes

Cells	• Low-rate	Optimized rate capability, shock and vibration resistant, high and low temperature tolerant, high energy density
• Moderate-rate
• Spiral (high rate)

Primary and rechargeable battery packs	Highly-customized pack solutions	Diverse portfolio of cells in various sizes, temperature ranges, and rate capabilities, custom-designed into battery packs for critical applications

Wireless sensors	Complete, customized end-to-end wireless sensing solutions measuring temperature, pressure and flow remotely	Wireless sensors and interactive gateway which can withstand the most extreme internal and external industrial environments, provide critical, real-time data delivered directly to a desktop or laptop

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
In 2009, the Company formed the QiG Group, LLC (“QiG”). QiG facilitates the introduction of new and improved technologies in medical device markets by investing in the development of innovations. This includes passive investments in startup companies, as well as long-term systems and device projects which leverage Greatbatch Medical’s proprietary components. These investments support the development of ideas and technologies that can be used to better serve our OEM customers and typically have longer development times than our core Greatbatch Medical products.
As a result of the investments we have made over the last three years, we are now able to provide our customers with full systems and device solutions. This includes development and regulatory submissions, as well as manufacturing and supporting worldwide distribution. These systems and devices are full product solutions that complement our OEM customers’ products and utilize our component expertise and capabilities.
In 2010, Greatbatch Medical received clearance from the U.S. Food and Drug Administration for its OptiSeal Valved Peelable Introducer. We also received approval in Canada and CE Marking for distribution in Europe. OptiSeal is significant in that it represents the first 510(k) regulatory clearance received under the Greatbatch Medical brand and is the first product commercialized in connection with our systems and device strategy.
We expect to make additional system and device product announcements in 2011. The initial announcements are expected to center around products we are developing for the Vascular Access market but longer-term will include the CRM, Neuromodulation and Orthopaedic markets. Ultimately our goal is to establish a cadence of system and device product announcements that will provide us incremental revenue growth as well as increased margins.
PATENTS AND PROPRIETARY TECHNOLOGY
We rely on a combination of patents, licenses, trade secrets and know-how to establish and protect our proprietary rights to our technologies and products. We have 444 active U.S. patents and 381 active foreign patents. We also have 247 U.S. and 410 foreign pending patent applications at various stages of approval. During the past three years, we have been granted 95 new U.S. patents, 48 of which were granted in 2010. Corresponding foreign patents have been issued or are expected to be issued in the near future. Often, several patents covering various aspects of the design protect a single product. We believe this provides broad protection of the inventions employed.
We are also a party to several license agreements with third parties under which we have obtained, on varying terms, exclusive or non-exclusive rights to patents held by them. An example of these agreements is for the basic technology used in our wet tantalum capacitors, filtered feedthroughs, biomimetic coatings, safety needles and MRI compatible lead systems. We have also granted rights in our patents to others under license agreements.

It is our policy to require our management and technical employees, consultants and other parties having access to our confidential information to execute confidentiality agreements. These agreements prohibit disclosure of confidential information to third parties except in specified circumstances. In the case of employees and consultants, the agreements generally provide that all confidential information relating to our business is the exclusive property of Greatbatch.
MANUFACTURING AND QUALITY CONTROL
We primarily manufacture small lot sizes, as most customer orders range from a few hundred to a few thousand units. As a result, our ability to remain flexible is an important factor in maintaining high levels of productivity. Each of our production teams receives assistance from representatives from our quality control, engineering, manufacturing, materials and procurement departments. Our quality systems are compliant with and certified to various recognized international standards, requirements and directives.
Our facilities in Raynham, MA, Alden, NY, Clarence, NY, and Minneapolis, MN are certified under the International Organization for Standardization (“ISO”): 9001 quality system standard, which requires compliance with regulations regarding product design (where applicable), supplier control, manufacturing processes and component quality. This certification can only be achieved after completion of an audit conducted by an independent authority followed by periodic inspections to maintain this certification.
The quality systems of our manufacturing facilities in Tijuana, Mexico, Plymouth, MN, Clarence, NY, Chaumont, France, Orvin, Switzerland, Columbia City, IN and Indianapolis, IN are certified under the ISO: 13485 quality system standard, which requires, among other things, an implemented quality system that applies to the design (where applicable) and manufacture of components, assemblies and finished medical devices, including component quality and supplier control. Along with ISO: 13485, the facilities (where applicable) are subject to regulation by numerous regulatory bodies, including the Food and Drug Administration (“FDA”) and comparable international regulatory agencies in order to ship product worldwide.
We are required to register with the FDA as a device manufacturer and as a result, we are subject to periodic inspection by the FDA for compliance with their Quality System Regulation (“QSR”) requirements. Compliance with applicable regulatory requirements is subject to continual review and is rigorously monitored through periodic inspections by the FDA. In the European Community, we are required to maintain certain ISO certifications in order to sell products, and we undergo periodic inspections by notified bodies to obtain and maintain these certifications. Maintaining these certifications gives us the ability to serve as a manufacturing partner to medical device manufacturers, which we believe will improve our competitive position. Our Plymouth, MN, Columbia City, IN and Indianapolis, IN facilities are registered with the FDA.
SALES AND MARKETING
Products from our Greatbatch Medical business are sold directly to our customers. In our Electrochem business, we utilize a combination of direct and indirect sales methods, depending on the particular product. In 2010, approximately 46% of our products were sold in the U.S. Sales outside the U.S. are primarily to customers whose corporate offices are located and headquartered in the U.S. Information regarding our sales by geographic area is set forth at Note 14 “Business Segment Information” of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

Although the majority of our medical customers contract with us to develop custom components and assemblies to fit their product specifications, we also provide system and device solutions ready for market distribution by OEMs. As a result, we have established close working relationships between our internal program managers and our customers. We market our products and technologies at industry meetings and trade shows domestically and internationally.
Internal sales managers support all activity and involve engineers and technology professionals in the sales process to address customer requests appropriately. For system and device solutions, we partner with our customers’ research, marketing, and clinical groups to jointly develop technology platforms in alignment with their product roadmaps and therapy needs.
Electrochem utilizes a direct selling model to end users and to OEMs. Additionally, we have a small number of strategic partner organizations, which enable us to sell into markets where language or geographical barriers are present. We leverage our strategic account managers with appropriate support from engineering, to design and sell product solutions in our targeted markets. Our strategic account managers are trained to assist our customers in selecting appropriate chemistries and configurations. We market our products and services through well-defined selling strategies and marketing campaigns that are customized for each of the industries we target.
Firm backlog orders at December 31, 2010 and January 1, 2010 were approximately $159.4 million and $178.2 million, respectively. The majority of the orders outstanding at December 31, 2010 are expected to be shipped within one year. See Customers section below for further discussion.
CUSTOMERS
Our Greatbatch Medical customers include large multi-national OEMs and their affiliated subsidiaries such as, in alphabetical order here and throughout this report, Biotronik, Boston Scientific, Johnson & Johnson, Medtronic, Smith & Nephew, Sorin Group, St. Jude Medical, Stryker and Zimmer. During 2010 and 2009, Boston Scientific, Johnson & Johnson, Medtronic and St. Jude Medical collectively accounted for 62% and 63% of our total sales, respectively. The Company has been successful in leveraging our diversified product line to further penetrate these customers and selling into more of their operating divisions, which cover the CRM, neuromodulation, vascular and orthopaedic markets.
The nature and extent of our selling relationship with each OEM customer is different in terms of products purchased, selling prices, product volumes, ordering patterns and inventory management. For customers with long-term contracts, we have negotiated fixed pricing arrangements for pre-determined volume levels with pricing fixed at each level. In general, the higher the volume level, the lower the pricing. We have pricing arrangements with our customers that at times do not specify minimum order quantities. We recognize revenue when it is realized or realizable and earned. This occurs when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, the buyer is obligated to pay us (i.e., not contingent on a future event), the risk of loss is transferred, there is no obligation of future performance, collectability is reasonably assured and the amount of future returns can reasonably be estimated. Those criteria are met at the time of shipment when title passes.
Our visibility to customer ordering patterns is over a relatively short period of time. Our customers may have inventory management programs, vertical integration plans and/or alternate supply arrangements which we are unaware of. Additionally, the relative market share among the OEM manufacturers changes periodically. Consequently, these and other factors can significantly impact our sales in any given period. Our customers may initiate field actions with respect to market-released products. These actions may include product recalls or communications with a significant number of physicians about a product or labeling issue. The scope of such actions can range from very minor issues affecting a small number of units to more significant actions. There are a number of factors, both short-term and long-term, related to these field actions that may impact our results. In the short-term, if a product has to be replaced, or customer inventory levels have to be restored, demand will increase. Also, changing customer order patterns due to market share shifts or accelerated device replacements may also have a positive or negative impact on our sales results in the near-term. These same factors may have longer-term implications as well. Customer inventory levels may ultimately have to be rebalanced to match new demand.

In February 2011, we entered into a Memorandum of Understanding (“MOU”) with Medtronic, Inc., which secured volume commitments for several products, including coated components and our OptiSeal Valved Peelable Introducer. The Medtronic MOU also extends our previous supply agreement with Medtronic for shield assemblies, which was set to expire in April 2011, for three years, in return for certain price reductions.
In the first quarter of 2011, we completed negotiations with Boston Scientific on a new long term supply agreement pursuant to which Boston Scientific will continue to purchase a certain percentage of batteries, capacitors, filtered feedthroughs, case halves and leads it uses in or with its IMDs through 2015. This agreement replaces the previous contract between the two companies that expired on December 31, 2010, and expands the depth of the relationship by adding products from our Vascular Access systems platform.
In June 2010, we extended our feedthrough agreement with St. Jude Medical through 2017. Under the terms of the agreement we are guaranteed 100% of St Jude Medical’s feedthrough and filtering business, and 80% of their implantable pulse generator MRI filtered feedthrough business in exchange for certain price reductions.
Our Electrochem customers are primarily companies involved in demanding markets where highly sophisticated power solutions or wireless sensing needs exist, such as energy, military, portable medical and environmental monitoring. Some of our larger OEM customers include Halliburton Company, Weatherford International, General Electric, Thales, Zoll Medical Corp. and Scripps Institution of Oceanography.
SUPPLIERS AND RAW MATERIALS
We purchase certain critical raw materials from a limited number of suppliers due to the technically challenging requirements of the supplied product and/or the lengthy process required to qualify these materials both internally and with our customers. We cannot quickly establish additional or replacement suppliers for these materials because of these rigid requirements. For these critical raw materials, we maintain minimum safety stock levels and contractually partner with suppliers to help ensure the continuity of supply. Historically, we have not experienced any significant interruptions or delays in obtaining critical raw materials.
For non-critical raw material purchases, we utilize competitive pricing methods such as bulk purchases, precious metal pool buys, blanket orders, and long-term contracts to secure supply. We believe that there are alternative suppliers or substitute products available at competitive prices for all of these non-critical raw materials.

COMPETITION
Existing and potential competitors in our Greatbatch Medical business include leading IMD manufacturers such as Biotronik, Boston Scientific, Johnson & Johnson, Medtronic, Smith & Nephew, Sorin Group, St. Jude Medical, Stryker and Zimmer that currently have vertically integrated operations and may expand their vertical integration capability in the future. Competitors also include independent suppliers who typically specialize in one type of component. Competition for Electrochem varies and is dependent on the targeted industry. Our known non-vertically integrated competitors include the following:

Product Line	Competitors

Greatbatch Medical
Medical batteries	Eagle-Picher

Capacitors	Critical Medical Components

Feedthroughs	Alberox (subsidiary of The Morgan Crucible Co. PLC)

EMI filtering	AVX (subsidiary of Kyocera)
Eurofarad

Enclosures	Heraeus
Hudson

Machined and molded components	Numerous

Value added assembly	Numerous

Catheters	Teleflex

Leads	Oscor

Orthopaedic trays, instruments and implants	Accelent
Avalign Technologies
IMDS
Micropulse, Inc.
Norwood Medical
Orchid
Sandvik
Symmetry
Paragon
Teleflex
Electrochem
Primary Power Solutions	Tracer Technologies, Engineered Power, Saft, Ultralife

Secondary Power Solutions	Micro Power, Nexergy, Ultralife, Saft

Wireless Sensing Solutions	Vektek

GOVERNMENT REGULATION
Except as described below, our business is not subject to direct governmental regulation other than the laws and regulations generally applicable to all businesses in the jurisdictions in which we operate. We are subject to federal, state and local environmental laws and regulations governing the emission, discharge, use, storage and disposal of hazardous materials and the remediation of contamination associated with the release of these materials at our facilities and at off-site disposal locations. Our manufacturing and research, development and engineering activities may involve the controlled use of small amounts of hazardous materials. Liabilities associated with hazardous material releases arise principally under the Federal Comprehensive Environmental Response, Compensation and Liability Act and analogous state laws that impose strict, joint and several liabilities on owners and operators of contaminated facilities and parties that arrange for the off-site disposal of hazardous materials. We are not aware of any material noncompliance with the environmental laws currently applicable to our business and we are not subject to any material claim for liability with respect to contamination at any Company facility or any off-site location. We may, however, become subject to these environmental liabilities in the future as a result of our historic or current operations.
Our products are subject to regulation by numerous government agencies, including the FDA and comparable foreign agencies. For some of our component technology, we have “master files” on record with the FDA. Master files may be used to provide proprietary and confidential detailed information about technology, facilities, processes, or articles used in the manufacturing, processing, packaging and storing of one or more medical device components. These master files for devices may be used by device manufacturers to support their premarket approval application (“PMA”), investigational device exemption application (“IDE”) or premarket notification (“510(k)”).
In the U.S., our introducer and delivery catheter products are considered Class II devices. The 510(k) process requires us to demonstrate that our new medical devices are substantially equivalent to a legally marketed medical device. In order to support a substantial equivalence claim, we must submit supporting data. In Europe, these devices are considered Class IIa and Class III, respectively, under European Medical Device Directives. These Directives require companies that wish to manufacture and distribute medical devices in European Union member countries to obtain a CE Marking for those products, which indicate that the products meet minimum standards of performance, essential requirements, safety conformity assessment and quality.
The PMA process is a more rigorous process that is required to demonstrate that a new medical device is safe and effective. This is demonstrated by generating data regarding the design, manufacturing processes, materials, bench testing, and animal testing and typically requiring human clinical data. Some of our products that we manufacture are Class III medical devices that require a PMA or, in the European Union, premarket approval through submission of a Design Dossier.
As a manufacturer of medical devices, we are also subject to periodic inspection by the FDA for compliance with the FDA’s Quality System Requirements and the applicable notified body in the European Union to ensure conformity to the Medical Device Directives and Active Implantable Medical Device Directives. We believe that our quality controls, development, testing, manufacturing, labeling, marketing and distribution of our medical devices conform to the requirements of all pertinent regulations.
Our sales and marketing practices are subject to regulation by the U.S. Department of Health and Human Services pursuant to federal anti-kickback laws, and are also subject to similar state laws.

We are also subject to various other environmental, transportation and labor laws as well as various other directives and regulations both in the U.S. and abroad. We believe that compliance with these laws will not have a material impact on our capital expenditures, earnings or competitive position. Given the scope and nature of these laws, however, they may have a material impact on our operational results in the future. We assess potential product related liabilities on a quarterly basis. At present, we are not aware of any such liabilities that would have a material impact on our business.
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
Health Care Reform imposes significant new taxes on OEMs of approximately $20 billion over ten years, which taxes will result in a significant increase in the tax burden on our industry and which could have a material, negative impact on our results of operations and our cash flows. Other elements of Health Care Reform such as comparative effectiveness research, an independent payment advisory board, payment system reforms including shared savings pilots and other provisions could meaningfully change the way healthcare is developed and delivered, and may materially impact numerous aspects of our business, results of operations and financial condition.
Many significant parts of Health Care Reform will be phased in over the next eight years and require further guidance and clarification in the form of regulations. As a result, many of the impacts of Health Care Reform will not be known until those regulations are enacted, which we expect to occur over the next several years.
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
RECRUITING AND TRAINING
We invest substantial resources in our recruiting efforts to focus on a quality workforce that will support our business objectives. Our goal is to provide our associates with growth opportunities by attempting to fill more than half of our open employment positions internally. We further meet our hiring needs through outside sources, as required. We have an active succession planning process including a comprehensive development program in place for senior management in order to ensure we are able to implement our strategic plan.
We provide training for our associates designed to educate them on safety, quality, business strategy, and our culture. Our safety training programs educate associates on basic industrial safety practices while emphasizing the importance of knowing emergency response procedures. Our training programs focus on the methodologies and technical competencies required to support current and future business needs with a strong focus on quality and continuous improvement.

Supporting our commitment to learning, we offer our associates tuition reimbursement and encourage them to continue their education at accredited colleges and universities. We have established a number of programs designed to challenge and motivate our associates specifically encouraging continuous improvement, supervisory and leadership skills. We believe ongoing development is necessary to ensure our associates utilize best practices, and share a common understanding of work practices and performance expectations.
EMPLOYEES
The following table provides a breakdown of employees as of December 31, 2010:

Manufacturing	1,486
General and administrative	118
Sales and marketing	48
Research, development and engineering	204
Chaumont, France facility	217
Switzerland facilities	188
Tijuana, Mexico facility	715

Total	2,976

We also employ a number of temporary employees to assist us with various projects and service functions and address peaks in staff requirements. Our employees at our Chaumont, France and Tijuana, Mexico facilities are represented by a union. Approximately 137 and 213 positions at our Switzerland and France locations, respectively, are manufacturing in nature. The positions at our Tijuana, Mexico facility are primarily manufacturing. We believe that we have a good relationship with our employees.
EXECUTIVE OFFICERS OF THE COMPANY
Information concerning our executive officers is presented below as of March 1, 2011. The officers’ terms of office run until the first meeting of the Board of Directors after our Annual Meeting, which takes place immediately following our Annual Meeting of Stockholders and until their successors are elected and qualified, except in the case of earlier death, retirement, resignation or removal.
Mauricio Arellano, age 44, is President of our Greatbatch Medical segment. He served as Senior Vice President and Business Leader of our Cardiac and Neurology Group from October 2008 until December 2010, Senior Vice President and Business Leader of our CRM and Neuromodulation Group from January 2008 to October 2008, Senior Vice President and Business Leader of our Medical Solutions Group from November 2006 to January 2008, and as Vice President of Greatbatch Mexico from January 2005 to November 2006. Mr. Arellano joined our Company in October 2003 as the Plant Manager of our former Carson City, NV facility. Prior to joining our Company, he served in a variety of human resources and operational roles with Tyco Healthcare — Especialidades Medicas Kenmex and with Sony de Tijuana Este.
Susan M. Bratton, age 54, is Senior Vice President and Business Leader for our Electrochem segment and has served in that office since January 2005. She served as Vice President of Corporate Quality from March 2001 to January 2005, as General Manager of our Electrochem Division from July 1998 to March 2001 and as Director of Procurement from June 1991 to July 1998. Ms. Bratton has held various other positions with our Company since joining us in 1976.
Michelle Graham, age 44, is Senior Vice President for Human Resources, and has served in that office since joining our Company in December 2010. From 2005 until December 2010, she held a number of senior human resources positions at Bausch & Lomb, most recently as Vice President of Human Resources for its Global Vision Care division.

Thomas J. Hook, age 48, has served as our President & Chief Executive Officer since August 2006. Prior to August 2006, he was our Chief Operating Officer, a position he assumed upon joining our Company in September 2004. From August 2002 until September 2004, Mr. Hook was employed by CTI Molecular Imaging where he had served as President, CTI Solutions Group.
Thomas J. Mazza, age 57, is Senior Vice President & Chief Financial Officer, and has served in that office since August 2005. He joined our Company in November 2003 as Vice President and Corporate Controller. Prior to that, Mr. Mazza served in a variety of financial roles with Foster Wheeler Ltd., including Vice President and Corporate Controller.
Timothy G. McEvoy, age 53, is Vice President, General Counsel & Secretary, and has served in that office since joining our Company in February 2007. From 1992 until January 2007, he was employed in a variety of legal roles by Manufacturers and Traders Trust Company, most recently as Administrative Vice President and Deputy General Counsel.
AVAILABLE INFORMATION
We make available free of charge through our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file those reports with, or furnish them to, the Securities and Exchange Commission. Our Internet address is www.greatbatch.com. The information contained on our website is not incorporated by reference in this annual report on Form 10-K and should not be considered a part of this report. These items may also be obtained free of charge by written request made to Christopher J. Thome, Director of External Reporting and Investor Relations, Greatbatch, Inc., 10000 Wehrle Drive, Clarence, New York 14031.
CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS
Some of the statements contained in this annual report on Form 10-K and other written and oral statements made from time to time by us and our representatives, are not statements of historical or current fact. As such, they are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations, which are subject to known and unknown risks, uncertainties and assumptions. They include statements relating to:
•	future sales, expenses and profitability;
•	future development and expected growth of our business and industry;
•	our ability to execute our business model and our business strategy;
•	our ability to identify trends within our industries and to offer products and services that meet the changing needs of those markets; and
•	projected capital expenditures.
You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially from those stated or implied by these forward-looking statements. In evaluating these statements and our prospects, you should carefully consider the factors set forth below. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary factors and to others contained throughout this report. We are under no duty to update any of the forward-looking statements after the date of this report or to conform these statements to actual results.

Although it is not possible to create a comprehensive list of all factors that may cause actual results to differ from the results expressed or implied by our forward-looking statements or that may affect our future results, some of these factors include the following: dependence upon a limited number of customers; customer ordering patterns; product obsolescence; our inability to market current or future products; pricing pressure from customers; our ability to timely and successfully implement cost reduction and plant consolidation initiatives; our reliance on third party suppliers for raw materials, products and subcomponents; fluctuating operating results; our inability to maintain high quality standards for our products; challenges to our intellectual property rights; product liability claims; our inability to successfully consummate and integrate acquisitions and to realize synergies and to operate these acquired businesses in accordance with expectations; our unsuccessful expansion into new markets; our failure to develop new products including system and device products; our inability to obtain licenses to key technology; regulatory changes or consolidation in the healthcare industry; global economic factors including currency exchange rates and interest rates; the resolution of various legal actions brought against the Company; and other risks and uncertainties that arise from time to time and are described in Item 1A “Risk Factors” of this report.
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
In 2010, Boston Scientific, Johnson & Johnson, Medtronic and St. Jude Medical, collectively accounted for approximately 62% of our revenues. Our supply agreements with these customers may not be renewed. Furthermore, many of our supply agreements do not contain minimum purchase level requirements and therefore there is no guaranteed source of revenue that we can depend upon under these agreements. The loss of any large customer or a reduction of business with that customer for any reason would harm our business, financial condition and results of operations.
If we do not respond to changes in technology, our products may become obsolete and we may experience a loss of customers and lower revenues.
We sell our products to customers in several industries that experience rapid technological changes, new product introductions and evolving industry standards. Without the timely introduction of new products and enhancements, our products and services will likely become technologically obsolete over time and we may lose a significant number of our customers. In addition, other new products introduced by our customers may require fewer of our components. We dedicate a significant amount of resources to the development of our products and technologies and we would be harmed if we did not meet customer requirements and expectations. Our inability, for technological or other reasons, to successfully develop and introduce new and innovative products could result in a loss of customers and lower revenues.

If we are unable to successfully market our current or future products, our business will be harmed and our revenues and operating results will be reduced.
The market for our medical and commercial products has been growing in recent years. If the market for our products does not grow as forecasted by industry experts, our revenues could be less than expected. In addition, it is difficult to predict the rate at which the market for our products will grow or at which new and increased competition will result in market saturation. Slower growth in the CRM, Orthopaedic, Vascular Access or Energy markets in particular would negatively impact our revenues. In addition, we face the risk that our products will lose widespread market acceptance. Our customers may not continue to utilize the products we offer and a market may not develop for our future products.
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
At December 31, 2010, we had $402.9 million of intangible assets, representing 52% of our total assets. These intangible assets consist primarily of goodwill, trademarks, tradenames, customer lists and patented technology arising from our acquisitions. Goodwill and other intangible assets with indefinite lives are not amortized, but are tested annually or upon the occurrence of certain events which indicate that the assets may be impaired. Definite lived intangible assets are amortized over their estimated useful lives and are tested for impairment upon the occurrence of certain events which indicate that the assets may be impaired. We may not receive the recorded value for our intangible assets if we sell or liquidate our business or assets. In addition, the material concentration of intangible assets increases the risk of a large charge to earnings in the event that the recoverability of these intangible assets is impaired, and in the event of such a charge to earnings, the market price of our common stock could be adversely affected. In addition, intangible assets with definite lives, which represent $75.1 million of our net intangible assets at December 31, 2010, will continue to be amortized. We incurred total amortization expenses relating to these intangible assets of $9.7 million in 2010. These expenses will reduce our future earnings or increase our future losses.
Quality problems with our products could harm our reputation for producing high quality products, erode our competitive advantage.
Our products are held to high quality and performance standards. In the event that our products fail to meet these standards, our reputation could be harmed, which could damage our competitive advantage and result in lower revenues.
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
Our products are designed, manufactured and distributed globally in compliance with all pertinent regulations and standards. However, a product complaint, recall or negative regulatory body audit may cause products to be removed from the market which could harm our operating results or financial condition. In addition, during the corrective phase, regulatory bodies may not allow new products to be cleared for marketing and sale.
If we become subject to product liability claims, our operating results and financial condition could suffer.
The manufacturing and sale of our products expose us to potential product liability claims and product recalls, including those that may arise from failure to meet product specifications, misuse or malfunction of, or design flaws in our products, or use of our products with components or systems not manufactured or sold by us. Many of our products are components and function in interaction with our customers’ medical devices. For example, our batteries are produced to meet electrical performance, longevity and other specifications, but the actual performance of those products is dependent on how they are utilized as part of the customers’ devices over the lifetime of the products. Product performance and device interaction from time to time have been, and may in the future be, different than expected for a number of reasons. Consequently, it is possible that customers may experience problems with their medical devices that could require device recall or other corrective action, where our batteries met the specification at delivery, and for reasons that are not related primarily or at all to any failure by our product to perform in accordance with specifications. It is possible that our customers (or end-users) may in the future assert that our products caused or contributed to device failure. Even if these assertions do not lead to product liability or contract claims, they could harm our reputation and our customer relationships.

Provisions contained in our agreements with key customers attempting to limit our damages, including provisions to limit damages to liability for negligence, may not be enforceable in all instances or may otherwise fail to protect us from liability for damages. Product liability claims or product recalls, regardless of their ultimate outcome, could require us to spend significant time and money in litigation and/or require us to pay significant damages. The occurrence of product liability claims or product recalls could adversely affect our operating results and financial condition.
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
Our operating results have fluctuated in the past and are likely to fluctuate significantly from quarter to quarter due to a variety of factors, including but not limited to the following:
•	a substantial percentage of our costs are fixed in nature, which results in our operations being particularly sensitive to fluctuations in production volumes;
•	changes in the relative portion of our revenue represented by our various products and customers, which could result in reductions in our profits if the relative portion of our revenue represented by lower margin products increases;
•	timing of orders placed by our principal customers who account for a significant portion of our revenues; and
•	increased costs of raw materials or supplies.
If we are unable to protect our intellectual property and proprietary rights, our business could be adversely affected.
We rely on a combination of patents, licenses, trade secrets and know-how to establish and protect our proprietary rights to our technologies and products. As of December 31, 2010, we held 444 active U.S. patents and 381 active foreign patents. However, the steps we have taken and will take in the future to protect our proprietary rights may not be adequate to deter misappropriation of our intellectual property. In addition to seeking formal patent protection whenever possible, we attempt to protect our proprietary rights and trade secrets by entering into confidentiality and non-compete agreements with employees, consultants and third parties with which we do business. However, these agreements can be breached and if they are, there may not be an adequate remedy available to us and we may be unable to prevent the unauthorized disclosure or use of our technical knowledge, practices and/or procedures. If our trade secrets become known, we may lose our competitive advantages. Additionally, as patents and other intellectual property protection expire we may lose our competitive advantage.

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
In producing our products, third parties may claim that we are infringing on their intellectual property rights, and we may be found to have infringed those intellectual property rights. We may be unaware of intellectual property rights of others that may be used in our technology and products. In addition, third parties may claim that our patents have been improperly granted and may seek to invalidate our existing or future patents. If any claim for invalidation prevailed, the result could be greatly expanded opportunities for third parties to manufacture and sell products that compete with our products and our revenues from any related license agreements would decrease accordingly. We also typically do not receive significant indemnification from parties that license technology to us against third party claims of intellectual property infringement.
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
In the past, we have made and expect to make in the future acquisitions that complement our core competencies in technology and manufacturing to enable us to manufacture and sell additional products to our existing customers and to expand our business into related markets. Implementation of our acquisition strategy entails a number of risks, including:
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
Our business involves complex manufacturing processes and hazardous materials that can be dangerous to our employees. Although we employ safety procedures in the design and operation of our facilities, there is a risk that an accident or death could occur. Any accident, such as a chemical spill or fire, could result in significant manufacturing delays or claims for damages resulting from injuries, which would harm our operations and financial condition. The potential liability resulting from any such accident or death, to the extent not covered by insurance, could harm our financial condition or operating results. Any disruption of operations at any of our facilities could harm our business.
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
We intend to expand into new markets and develop new products based on our existing technologies and engineering capabilities. These efforts have required and will continue to require us to make substantial investments, including significant research, development and engineering expenditures and capital expenditures for new, expanded or improved manufacturing facilities. Additionally, many of the new products we are working on take longer and more resources to develop and commercialize, including obtaining regulatory approval. Specific risks in connection with expanding into new products and markets include, but are not limited to the inability to transfer our quality standards and technology into new products, failure to receive regulatory approval for our new products, the failure of customers to accept our new products, longer product development cycles and competition and intellectual property disputes.
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
Our international sales and operations are subject to a variety of risks and costs that could adversely affect our profitability and operating results.
Our sales outside the U.S., which accounted for 54% of sales for 2010, and our operations in Mexico, Switzerland and France are and will continue to be, subject to a number of risks and potential costs, including:
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
As of December 31, 2010, we had $220.6 million of long-term debt, including our convertible subordinated notes and revolving line of credit, which mature in 2013 and 2012, respectively. These facilities have allowed us to make investments in growth opportunities and fund working capital requirements. In addition, we enter into financial transactions to hedge certain risks, including foreign exchange and interest rate risk. Our continued access to capital markets, the stability of our lenders and their willingness to support our needs, and the stability of the parties to our financial transactions that hedge risks are essential for us to meet our current and long-term obligations, fund operations, and fund our strategic initiatives. An interruption in our access to external financing or financial transactions to hedge risk could adversely affect our business prospects and financial condition.
Risks Related To Our Industries
The healthcare industry is subject to various political, economic and regulatory changes that could force us to modify how we develop and price our products.
The healthcare industry is highly regulated and is influenced by changing political, economic and regulatory factors. Several of our product lines are subject to international, federal, state and local health and safety, packaging and product content regulations. In addition, IMDs produced by our medical customers are subject to regulation by the FDA and similar governmental agencies. These regulations cover a wide variety of product activities from design and development to labeling, manufacturing, promotion, sales and distribution. Compliance with these regulations may be time consuming, burdensome and expensive and could negatively affect our customers’ abilities to sell their products, which in turn would adversely affect our ability to sell our products. This may result in higher than anticipated costs or lower than anticipated revenues.
Regulations issued in the healthcare industry are also complex, change frequently and have tended to become more stringent over time. Federal and state legislatures have periodically considered programs to reform or amend the U.S. healthcare system at both the federal and state levels. In addition, these regulations may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates or otherwise change the environment in which healthcare industry participants operate. We may be required to incur significant expenses to comply with these regulations or remedy past violations of these regulations. Our failure to comply with applicable government regulations could also result in cessation of portions or all of our operations, impositions of fines and restrictions on our ability to carry on or expand our operations. In addition, because many of our products are sold into regulated industries, we must comply with additional regulations in marketing our products.
In response to perceived increases in health care costs in recent years, there have been and continue to be proposals by the Obama administration, members of Congress, state governments, regulators and third-party payors to control these costs and, more generally, to reform the U.S. healthcare system. In March 2010, President Obama signed Health Care Reform into law. Health Care Reform imposes significant new taxes on OEMs of approximately $20 billion over ten years, which will result in a significant increase in the tax burden on our industry and which could have a material, negative impact on our results of operations and our cash flows. Other elements of Health Care Reform such as comparative effectiveness research, an independent payment advisory board, payment system reforms including shared savings pilots and other provisions could meaningfully change the way healthcare is developed and delivered, and may materially impact numerous aspects of our business, results of operations and financial condition.
Many significant parts of Health Care Reform will be phased in over the next eight years and require further guidance and clarification in the form of regulations. As a result, many of the impacts of Health Care Reform will not be known until those regulations are enacted, which we expect to occur over the next several years.

Our business is subject to environmental regulations that could be costly to comply with.
Federal, state and local regulations impose various environmental controls on the manufacturing, transportation, storage, use and disposal of batteries and hazardous chemicals and other materials used in, and hazardous waste produced by, the manufacturing of our products. Conditions relating to our historical operations may require expenditures for clean-up in the future and changes in environmental laws and regulations may impose costly compliance requirements on us or otherwise subject us to future liabilities. Additional or modified regulations relating to the manufacture, transportation, storage, use and disposal of materials used to manufacture our products or restricting disposal or transportation of batteries may be imposed that may result in higher costs or lower operating results. In addition, we cannot predict the effect that additional or modified environmental regulations may have on us or our customers.
Consolidation in the healthcare industry could result in greater competition and reduce our Greatbatch Medical revenues and harm our business.
Many healthcare industry companies are consolidating to create new companies with greater market power. As the healthcare industry consolidates, competition to provide products and services to industry participants will become more intense. These industry participants may try to use their market power to negotiate price concessions or reductions for our products. If we are forced to reduce our prices, our revenues would decrease and our operating results would suffer.
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
Our Electrochem revenues are heavily dependent on conditions in the oil and natural gas industry, which historically have been volatile.
Sales of our commercial products depend to a great extent upon the condition of the oil and gas industry. In the past, oil and natural gas prices have been volatile and the oil and gas exploration and production industry has been cyclical, and it is likely that oil and natural gas prices will continue to fluctuate in the future. The current and anticipated prices of oil and natural gas influence the oil and gas exploration and production business and are affected by a variety of political and economic factors beyond our control, including worldwide demand for oil and natural gas, worldwide and domestic supplies of oil and natural gas, the ability of the Organization of Petroleum Exporting Countries (“OPEC”) to set and maintain production levels and pricing, the level of production of non-OPEC countries, the price and availability of alternative fuels, political stability in oil producing regions and the policies of the various governments regarding exploration and development of their oil and natural gas reserves. An adverse change in the oil and gas exploration and production industry or a reduction in the exploration and production expenditures of oil and gas companies could cause our revenues from Electrochem to decline.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The following table sets forth information about our significant facilities as of December 31, 2010:

Location	Sq. Ft.	Own/Lease	Principal Use
Alden, NY	125,000	Own	Medical battery and capacitor manufacturing
Blaine, MN	32,400	Own	Medical device engineering
Chaumont, France	59,200	Own	Manufacturing of orthopaedic and surgical goods
Clarence, NY	117,800	Own	Corporate offices and RD&E
Clarence, NY	20,800	Own	Machining and assembly of components
Clarence, NY	18,600	Lease	Machining and assembly of components
Cleveland, OH	16,900	Lease	Office and lab space for design engineering team
Columbia City, IN	40,000	Lease	Manufacturing of orthopaedic and surgical goods
Corgemont, Switzerland	34,400	Lease	Manufacturing of orthopaedic and surgical goods
Indianapolis, IN	82,600	Own	Manufacturing of orthopaedic and surgical goods
Minneapolis, MN	72,000	Own	Enclosure manufacturing and engineering
Orvin, Switzerland	40,400	Own	Manufacturing of orthopaedic and surgical goods
Plymouth, MN	95,700	Lease	Introducers, catheters and leads manufacturing
Raynham, MA	81,000	Own	Commercial battery manufacturing and RD&E
Tijuana, Mexico	144,000	Lease	Value-added assembly, and feedthrough, electrode and EMI filtering manufacturing
Warsaw, IN	3,000	Lease	Orthopaedic rapid prototyping design center
In general, we believe these facilities are suitable and adequate for our current business and have capacity to meet our future growth objectives without the need for significant capital expenditures. In January 2011, we announced our intention to construct an 80,000 square foot manufacturing facility in Allen County, IN. Total investment in the new facility will be approximately $17 million. We intend to transfer the manufacturing operations currently being performed at our Columbia City, IN location into this new facility once construction is complete.
ITEM 3. LEGAL PROCEEDINGS
We are party to various legal actions arising in the normal course of business. A description of all material pending legal actions against the Company is set forth at Note 11 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements contained in Item 8 of this report. We do not believe that the ultimate resolution of any pending legal actions will have a material adverse effect on our consolidated results of operations, financial position or cash flows. However, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact in the period in which the ruling occurs and beyond.
ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
The Company’s common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “GB.” The following table sets forth for the periods indicated the high, low and closing sales prices per share for the common stock as reported by the NYSE:

	High	Low	Close
2009
First Quarter	$27.45	$17.27	$19.71
Second Quarter	23.48	18.50	22.00
Third Quarter	23.20	20.06	21.63
Fourth Quarter	22.21	17.99	19.23

2010
First Quarter	$21.69	$18.99	$20.90
Second Quarter	24.43	19.94	22.00
Third Quarter	24.00	21.35	22.84
Fourth Quarter	25.11	21.61	24.15
As of March 1, 2011, there were approximately 220 record holders of the Company’s common stock. The Company stock account included in our 401(k) plan is considered one record holder for the purposes of this calculation. There is approximately 1,500 accounts holding Company stock in the 401(k) plan including accounts for active and former employees. We have not paid cash dividends and currently intend to retain any earnings to further develop and grow our business.
PERFORMANCE GRAPH
The following graph compares for the five year period ended December 31, 2010, the cumulative total stockholder return for Greatbatch, Inc., the S&P SmallCap 600 Index, and the Hemscott Peer Group Index. The Hemscott Peer Group Index includes over 150 comparable companies included in the Hemscott Industry Group 520 Medical Instruments & Supplies and 521 Medical Appliances & Equipment. The graph assumes that $100 was invested on December 30, 2005 and assumes reinvestment of dividends. The stock price performance shown on the following graph is not necessarily indicative of future price performance:

ITEM 6. SELECTED FINANCIAL DATA
The following table provides selected financial data of our Company for the periods indicated. You should read this data along with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data” appearing elsewhere in this report. The consolidated statement of operations data and the consolidated balance sheet data for the fiscal years indicated have been derived from our consolidated financial statements and related notes:

	Years ended
	Dec. 31,	Jan. 1,	Jan. 2,	Dec. 28,	Dec. 29,
	2010(1)(3)	2010(1)(3)	2009(1)(2)	2007(1)(2)	2006(1)
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Sales	$533,425	$521,821	$546,644	$318,746	$271,142
Income (loss) before income taxes	49,325	(18,177)	20,517	23,919	23,534
Income (loss) per share
Basic	$1.44	$(0.39)	$0.63	$0.54	$0.74
Diluted	1.40	(0.39)	0.62	0.53	0.73

Consolidated Balance Sheet Data:
Working capital	$150,922	$119,926	$142,219	$116,816	$199,051
Total assets	776,976	830,543	848,033	662,769	547,827
Long-term obligations	289,560	317,575	379,890	247,239	205,859

(1)	From 2006 to 2010, we recorded material charges in other operating expenses, net, primarily related to our cost savings and consolidation initiatives. Additional information is set forth at Note 9 “Other Operating Expenses, Net” of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

(2)	During 2008, we acquired P Medical Holding, SA (January 2008) and DePuy Orthopaedics’ Chaumont, France facility (February 2008). During 2007, we acquired BIOMEC, Inc. (April 2007), Enpath Medical, Inc. (June 2007), IntelliSensing, LLC (October 2007), Quan Emerteq, LLC (November 2007), and Engineered Assemblies Corporation (November 2007). This data includes the results of operations of these companies subsequent to their acquisition. In connection with these acquisitions, we recorded charges in 2008 and 2007 of $8.7 million and $18.4 million, respectively, related to inventory step-up amortization and the write-off of in process research and development.

(3)	In 2009, we recorded a $34.5 million charge related to litigation involving Electrochem and a $15.9 million write-down of trademarks and tradenames. In 2010, we settled the Electrochem litigation which resulted in a $9.5 million gain. Additional information is set forth at Note 11 “Commitments and Contingencies” and Note 4 “Intangible Assets” of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
YOU SHOULD READ THE FOLLOWING DISCUSSION AND ANALYSIS OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS REPORT.
Overview
Our Business
•	Our business
•	Our acquisitions
•	Our customers
•	Strategic and financial overview
•	Government regulation
•	Product development
Our Critical Accounting Estimates
•	Valuation of goodwill and other identifiable intangible assets including IPR&D
•	Stock-based compensation
•	Inventories
•	Tangible long-lived assets
•	Provision for income taxes
Cost Savings and Consolidation Efforts
Our Financial Results
•	Results of operations table
•	Fiscal 2010 compared with fiscal 2009
•	Fiscal 2009 compared with fiscal 2008
•	Liquidity and capital resources
•	Off-balance sheet arrangements
•	Litigation
•	Contractual obligations
•	Inflation
•	Impact of recently issued accounting standards
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

Electrochem is a leader in technology solutions for critical industrial applications, including customized battery power and wireless sensing systems. Originating from the lithium cell invented for the implantable pacemaker by Wilson Greatbatch, our technology and superior quality and reliability is utilized in markets world-wide.
Our Acquisitions
On January 7, 2008, we acquired P Medical Holding SA (“Precimed”) which had administrative offices in Orvin, Switzerland and Exton, PA, manufacturing operations in Switzerland and Indiana and sales offices in Japan, China and the United Kingdom. Precimed was a leading technology-driven supplier to the orthopaedic industry. The results of Precimed’s operations were included in our Greatbatch Medical business from the date of acquisition. The purchase price and other direct costs of Precimed totaled $85.0 million, which we paid in cash. Total assets acquired from Precimed were $143.0 million, of which $82.3 million were intangible assets, including $2.2 million of in-process research and development (“IPR&D”) which we immediately expensed, and $47.2 million of goodwill.
On February 11, 2008, Precimed completed its previously announced acquisition of DePuy Orthopaedics (“DePuy”) Chaumont, France manufacturing facility (the “Chaumont Facility”). The Chaumont Facility produces hip and shoulder implants for DePuy Ireland who distributes them worldwide through various DePuy selling entities. This transaction included a new four year supply agreement with DePuy. The results of the Chaumont Facility’s operations were included in our Greatbatch Medical business from the date of acquisition. The purchase price and other direct costs of the Chaumont Facility totaled $28.7 million, which we paid in cash. Total assets acquired from the Chaumont Facility were $29.3 million, of which $6.6 million was goodwill.
Going forward, we will continue to pursue strategically targeted and opportunistic acquisitions.
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
Our Greatbatch Medical customers include large multi-national OEMs, such as Biotronik, Boston Scientific, Johnson & Johnson, Medtronic, Smith & Nephew, Sorin Group, St. Jude Medical, Stryker and Zimmer. During 2010 and 2009, Boston Scientific, Johnson & Johnson, Medtronic and St. Jude Medical collectively accounted for 62% and 63% of our total sales, respectively.
In February 2011, we entered into a Memorandum of Understanding (“MOU”) with Medtronic, Inc., which secured volume commitments for several products, including coated components and our OptiSeal Valved Peelable Introducer. The Medtronic MOU also extends our previous supply agreement with Medtronic for shield assemblies, which was set to expire in April 2011, for three years, in return for certain price reductions.
In the first quarter of 2011, we completed negotiations with Boston Scientific on a new long term supply agreement pursuant to which Boston Scientific will continue to purchase a certain percentage of batteries, capacitors, filtered feedthroughs, case halves and leads it uses in or with its IMDs through 2015. This agreement replaces the previous contract between the two companies that expired on December 31, 2010, and expands the depth of the relationship by adding products from our Vascular Access systems platform.

In June 2010, we extended our feedthrough agreement with St. Jude Medical through 2017. Under the terms of the agreement we are guaranteed 100% of St Jude Medical’s feedthrough and filtering business, and 80% of their implantable pulse generator MRI filtered feedthrough business in exchange for certain price reductions.
Our Electrochem customers are primarily companies involved in demanding markets where highly sophisticated power solutions or wireless sensing needs exist, such as energy, military, portable medical and environmental monitoring. Some of our larger OEM customers include Halliburton Company, Weatherford International, General Electric, Thales, Zoll Medical Corp. and Scripps Institution of Oceanography.
Strategic and Financial Overview
Over three years ago we initiated a diversification strategy in order to enter into new higher growth markets and provide a more stable foundation from which to grow over the long-term. The benefits of this strategy were evident in 2010 as recoveries in our Vascular Access, Orthopaedic and Electrochem product lines offset the slow-down in the CRM market. As a result, sales for 2010 were $533.4 million or 2% above the prior year. Further evidence of the benefits of this strategy was the reduction in CRM and Neuromodulation revenue to 57% of our total sales in 2010 compared to 80% in 2007. Additionally, the concentration of sales to our top three customers in the CRM market was reduced to 50% of revenues in 2010, versus 67% for those same three customers in 2007. During 2009, revenue totaled $521.8 million, or $24.8 million lower than 2008, which included approximately $10 million of additional revenue as a result of an extra week of operations. During 2009, CRM/Neuromodulation revenue grew 7% and was offset by decreases in Orthopaedic, Vascular Access and Electrochem revenue, which were impacted by the economic downturn and uncertain health care environment.
Over this time, we have also focused on integrating our acquisitions and streamlining our operations. The benefits of these initiatives can be seen in our gross margin improvement to 32.5% in 2010 from 29.7% for 2008, excluding inventory step-up amortization, and our selling, general and administrative (“SG&A”) expenses declining to 12.1% of total sales in 2010 from 13.3% in 2008. The benefits of these initiatives can also be seen in the substantial increase in our cash flow from operating activities from $57.1 million in 2008 to $93.1 million in 2010, excluding the 2010 settlement of the Electrochem Litigation (See Note 11 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements contained in Item 8 of this report). This excess cash flow helped to fund the repayment of debt, which totaled approximately $180 million over the last three years. We have now repaid over half of the debt assumed from our acquisitions in 2007 and 2008 and anticipate having sufficient capital to fund our future investment and growth plans.
In addition to growing and diversifying our revenue base and driving operating performance, over the past three years we have also made significant investments in research, development and engineering (“RD&E”) to provide innovative solutions to our customers. This included investments in systems and device products of approximately $20 million, $13 million and $4 million for 2010, 2009 and 2008, respectively. As a result, net RD&E costs increased to 8.4% of total sales in 2010 compared to 5.8% in 2008. In 2011, we expect to begin to see the financial benefit of these investments as the products we are working on with shorter development lead times, primarily in the Vascular Access market, will begin to commercialize. We expect the growth and cadence of new product introductions to accelerate over the next several years as our longer lead time systems and device products, which we have invested in over the last three years, will also begin to commercialize. The investments we have made in streamlining and consolidating our operations have provided the cash flow to support these investments and have provided us with sufficient manufacturing capacity for future production of these products.

From 2008 to 2010, we incurred costs related to the implementation of numerous cost savings, consolidation and integration initiatives. Additionally, during 2009, we accrued $34.5 million in connection with the Electrochem Litigation, of which $9.5 million was reversed in the fourth quarter of 2010 upon settlement of this litigation, and incurred a $15.9 million tradename write-down due to the successful rebranding of our Greatbatch Medical segment. During 2008, we incurred IPR&D charges and inventory step-up amortization expense related to our acquisitions of $8.7 million.
We prepare our consolidated financial statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Additionally, we consistently report and discuss in our quarterly earnings releases and investor presentations adjusted operating income and margin, adjusted net income and adjusted earnings per diluted share. These adjusted amounts consist of GAAP amounts excluding (i) acquisition-related charges, (ii) facility consolidation, manufacturing transfer and system integration charges, (iii) asset write-down and disposition charges, (iv) severance charges in connection with corporate realignments or a general reduction in force (v) litigation charges and gains, (vi) the impact of non-cash charges to interest expense due to the accounting change governing convertible debt, (vii) unusual or infrequently occurring items and (viii) the income tax (benefit) related to these adjustments. We believe that reporting these amounts provides important supplemental information to our investors and creditors seeking to understand the financial and business trends relating to our financial condition and results of operations. Additionally, the performance based compensation of our executive management is determined utilizing these adjusted amounts.
A reconciliation of GAAP operating income to adjusted operating income is as follows (in thousands):

	Year Ended
	December 31,	January 1,	January 2,
	2010	2010	2009
Operating income as reported:	$68,994	$1,048	$34,894
Executive death benefits (SG&A)	885	—	—
Consolidation costs	1,348	7,069	9,010
Integration costs	42	3,077	5,369
Asset dispositions, severance and other	3,168	948	199
Electrochem Litigation charge (gain)	(9,500)	34,500	—
Intangible asset write-down	—	15,921	—
Acquired IPR&D	—	—	2,240
Acquisition charges (inventory step-up)	—	—	6,422

Operating income — adjusted	$64,937	$62,563	$58,134

Operating margin — adjusted	12.2%	12.0%	10.6%

Our goal is to continuously improve adjusted operating margin over the next three to five years through our initiatives to improve operating performance and through the development of innovative products to drive future revenue growth, including systems and device products. Evidence of the progress we have made in these initiatives can be seen in the improvement of adjusted operating margin from 2008 to 2010. Our adjusted operating margin is expected to be between 12.0% and 13.0% for 2011. Adjusted operating income for 2011 is expected to consist of GAAP operating income less $8 million to $11 million of adjustments.

A reconciliation of GAAP income (loss) before taxes to adjusted net income and adjusted diluted EPS is as follows (in thousands, except per share amounts):

	Year Ended
	December 31,	January 1,	January 2,
	2010	2010	2009
Income (loss) before taxes as reported:	$49,325	$(18,177)	$20,517
Executive death benefits (SG&A)	885	—	—
Consolidation costs	1,348	7,069	9,010
Integration costs	42	3,077	5,369
Asset dispositions, severance and other	3,168	948	199
Electrochem Litigation charge (gain)	(9,500)	34,500	—
Intangible asset write-down	—	15,921	—
Acquired IPR&D	—	—	2,240
Acquisition charges (inventory step-up)	—	—	6,422

Sub-total	45,268	43,338	43,757
CSN II conversion option discount amortization	7,876	7,311	6,786
Gain on extinguishment of debt & sale of investment security	—	—	(3,242)

Adjusted income before taxes	53,144	50,649	47,301
Adjusted provision for income taxes	17,524	14,688	14,427

Adjusted net income	$35,620	$35,961	$32,874

Adjusted diluted EPS	$1.51	$1.52	$1.40

Number of shares(a)	23,802	23,983	24,128

(a)	Adjusted shares outstanding used for calculating adjusted diluted EPS for 2009 and 2008 include the dilutive impact of outstanding equity awards and our convertible subordinated notes of 1,057,000 and 1,267,000, respectively, that were not dilutive for GAAP purposes.
For 2011, adjusted diluted EPS is expected to be in the range of $1.55 to $1.65 per diluted share. Adjusted diluted EPS is GAAP diluted EPS excluding the after-tax impact of the adjusted amounts described above, $8.5 million ($5.5 million net of tax) of non-cash convertible debt interest expense, and approximately $4.5 million ($2.9 million net of tax) gain from the previously disclosed sale of our IntElect Medical investment. This guidance also assumes that our effective tax rate will be approximately 35% and our average diluted shares outstanding will be approximately 24 million.
Government Regulation
In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act (collectively “Health Care Reform”) legislating broad-based changes to the U.S. health care system. Health Care Reform could significantly impact our business operations and financial results, including higher or lower revenue, as well as higher employee medical costs and taxes. Many significant parts of Health Care Reform will be phased in over the next eight years and require further guidance and clarification in the form of regulations. As a result, many of the impacts of Health Care Reform will not be known until those regulations are enacted, which we expect to occur over the next several years.

On January 11, 2010, the U.S. Department of Transportation, and the Pipeline and Hazardous Materials Safety Administration (“PHMSA”) issued a Notice of Proposed Rulemaking, “Hazardous Materials: Transportation of Lithium Batteries” in the federal register. PMHSA, in conjunction with the Federal Aviation Administration is proposing to amend requirements in the hazardous materials regulations on the transportation of lithium cells and batteries, including lithium cell and batteries packed with or contained in equipment. We are actively monitoring this rulemaking process because of the potential negative effect the rule, as currently proposed, could have on our Greatbatch Medical and Electrochem businesses.
Product Development
We are developing a series of new products for applications in the markets we serve, such as:
1.	Develop systems and device solutions for our customers in the markets we operate in;

2.	Continued development of MRI compatible leadwires and other Neuromodulation products;

3.	Continued development of higher energy/higher density capacitors;

4.	The design of next generation steerable catheters, sheaths and introducers;

5.	Further develop minimally invasive surgical techniques for the Orthopaedic industry;

6.	Develop disposable instrumentation for the Orthopaedic industry;

7.	Provide wireless sensing solutions to Electrochem customers; and

8.	Develop a charging platform for Electrochem’s secondary offering.
As a result of the investments we have made over the last three years, we are now able to provide our customers with full systems and device solutions. This includes development and regulatory submissions, as well as manufacturing and supporting worldwide distribution. These systems and devices are full product solutions that complement our OEM customers’ products and utilize our component expertise and capabilities. This strategy includes partnering with our OEM customers, including sharing technology and resources, in order to bring these solutions to market. The benefits to our OEM customers include shortening the time to market for these products by accelerating the velocity of innovation, optimizing their supply chain and ultimately providing them with cost efficiencies.
In 2010, Greatbatch Medical received clearance from the U.S. Food and Drug Administration for its OptiSeal Valved Peelable Introducer. We also received approval in Canada and CE Marking for distribution in Europe. OptiSeal is significant in that it represents the first 510(k) regulatory clearance received under the Greatbatch Medical brand and is the first product commercialized in connection with our systems and device strategy.
We expect to make additional system and device product announcements in 2011. The initial announcements are expected to center around products we are developing for the Vascular Access market but longer-term will include the CRM, Neuromodulation and Orthopaedic markets. Ultimately our goal is to establish a cadence of system and device product announcements that will provide us incremental revenue growth as well as increased margins.
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
Valuation of goodwill and other identifiable intangible assets including IPR&D

When we acquire a company, we allocate the purchase price to the tangible and intangible assets we acquire and liabilities we assume based on their fair value at the date of acquisition, including IPR&D.

Intangible assets, such as trademarks and tradenames, are considered non-amortizing intangible assets as they are expected to generate cash flows indefinitely.

Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired.

Indefinite lived intangibles and goodwill are not amortized but are required to be assessed for impairment on an annual basis or more frequent if certain indicators are present.

Definite-lived intangible assets are amortized over their estimated useful lives and are assessed for impairment if certain indicators are present.
We base the fair value of identifiable tangible and intangible assets on detailed valuations that use information and assumptions provided by management. The fair values of the assets acquired and liabilities assumed are determined using one of three valuation approaches: market, income or cost. The selection of a particular method for a given asset depends on the reliability of available data and the nature of the asset. The market approach values the asset based on available market pricing for comparable assets. The income approach values the asset based on the present value of risk adjusted cash flows projected to be generated by that asset. The projected cash flows for each asset considers multiple factors, including current revenue from existing customers, attrition trends, reasonable contract renewal assumptions from the perspective of a marketplace participant, and expected profit margins giving consideration to historical and expected margins. The cost approach values the asset by determining the current cost of replacing that asset with another of equivalent economic utility. The cost to replace the asset reflects the estimated reproduction or replacement cost, less an allowance for loss in value due to depreciation or obsolescence, with specific consideration given to economic obsolescence if indicated.

We perform an annual review on the last day of each fiscal year, or more frequently if indicators of potential impairment exist, to determine if the recorded goodwill and other indefinite lived intangible assets are impaired. We assess goodwill for impairment by comparing the fair value of our reporting units to their carrying value to determine if there is potential impairment. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the goodwill within the reporting unit is less than its carrying value. Fair values for reporting units are determined based on the income and market approaches. Indefinite lived intangible assets such as trademarks and tradenames are evaluated for impairment by using the income approach. Definite-lived intangible assets such as purchased technology, patents and customer lists are reviewed at least quarterly to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in their remaining useful life.

We do not believe that the Greatbatch tradename or goodwill allocated to our Greatbatch Medical or Electrochem segments are at risk of failing step one of future annual impairment tests unless operating conditions significantly deteriorate.	The use of alternative valuation assumptions, including estimated cash flows and discount rates, and alternative estimated useful life assumptions could result in different purchase price allocations. In arriving at the value of the IPR&D, we additionally consider among other factors: the in-process projects stage of completion; commercial feasibility of the project; the complexity of the work completed; the projected costs to complete and commercialize the project; and the estimated useful life of the technology. Significant changes in these estimates and assumptions could impact the value of the assets and liabilities recorded, which would change the amount and timing of future intangible asset amortization expense.

We make certain estimates and assumptions that affect the expected future cash flows of our reporting units for our goodwill impairment testing. These include discount rates, terminal values and projections of future revenues and expenses. Significant changes in these estimates and assumptions could create future impairment losses to our goodwill. The assumptions used in our 2010 impairment test incorporate growth rates disclosed in “2011 Sales Outlook” of this section.

For trademarks and tradenames, we make estimates of royalty rates, future revenues and discount rates. Significant changes in these estimates could create future impairments of these indefinite lived intangible assets.

Estimation of the useful lives of indefinite- and definite-lived intangible assets is based upon the estimated cash flows of the respective intangible asset and requires significant management judgment. Events could occur that would materially affect our estimates of the useful lives. Significant changes in these estimates and assumptions could change the amount of future amortization expense or could create future impairments of these intangible assets.

As of December 31, 2010, we have $402.9 million of intangible assets recorded on our balance sheet representing 52% of total assets. This includes $75.1 million of amortizing intangible assets, $20.3 million of indefinite lived intangible assets and $307.5 million of goodwill. A 1% change in the amortization of our intangible assets would change 2010 net income by approximately $0.06 million, or approximately $0.003 per diluted share.

Balance Sheet Caption /
Nature of Critical
Estimate Item	Assumptions / Approach Used	Effect of Variations of Key Assumptions Used
Stock-based compensation

We record compensation costs related to our stock-based awards which include stock options, restricted stock and restricted stock units. We measure stock-based compensation cost at the grant date based on the fair value of the award.

Compensation cost for service-based awards is recognized ratably over the applicable vesting period. Compensation cost for performance awards based on Company metrics is reassessed each period and recognized based upon the probability that the performance targets will be achieved. Compensation cost for performance awards based on market metrics (such as total shareholder return) is expensed each period whether the performance metrics are achieved or not. The amount of stock-based compensation expense recognized during a period is based on the portion of the awards that are ultimately expected to vest, excluding market and nonmarket performance award considerations. The total expense recognized over the vesting period will only be for those awards that ultimately vest, excluding market and nonmarket performance award considerations.
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

The fair value of time-based as well as nonmarket-based performance restricted stock and restricted stock unit awards is equal to the fair value of the Company’s stock on the date of grant. The fair value of market-based performance restricted stock unit awards is determined by utilizing a Monte Carlo simulation model, which projects the value of Greatbatch stock versus our peer group under numerous scenarios and determines the value of the award based upon the present value of these projected outcomes.

Compensation cost for nonmarket-based performance awards is reassessed each period and recognized based upon the probability that the performance targets will be achieved. That assessment is based upon actual and expected future performance.

Stock-based compensation expense is only recorded for those awards that are expected to vest, excluding market and nonmarket performance award considerations. Forfeiture estimates for determining appropriate stock-based compensation expense are estimated at the time of grant based on historical experience and demographic characteristics. Revisions are made to those estimates in subsequent periods if actual forfeitures differ from estimated forfeitures.	Option pricing models were developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. Because our share-based payments have characteristics significantly different from those of freely traded options, and because changes in the subjective input assumptions can materially affect our estimates of fair values, existing valuation models may not provide reliable measures of the fair values of our share-based compensation. Consequently, there is a risk that our estimates of the fair values of our share-based compensation awards may bear little resemblance to the actual values realized upon the exercise, expiration or forfeiture of those share-based payments in the future. Stock options may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our consolidated financial statements. Alternatively, value may be realized from these instruments that are significantly in excess of the fair values originally estimated on the grant date and reported in our consolidated financial statements. There are significant differences among valuation models. This may result in a lack of comparability with other companies that use different models, methods and assumptions.

There is a high degree of subjectivity involved in selecting assumptions to be utilized to determine fair value and forfeiture assumptions. If factors change and result in different assumptions in future periods, the expense that we record for future grants may differ significantly from what we have recorded in the current period. Additionally, changes in performance of the Company and its stock price will affect the likelihood that performance-based targets are achieved and could materially impact the amount of stock-based compensation expense recognized.

A 1% change in our stock based compensation expense would increase/decrease 2010 net income by approximately $0.04 million, or approximately $0.002 per diluted share.

Balance Sheet Caption /
Nature of Critical
Estimate Item	Assumptions / Approach Used	Effect of Variations of Key Assumptions Used
Inventories Inventories are stated at the lower of cost, determined using the first-in, first-out method, or market.	Inventory costing requires complex calculations that include assumptions for overhead absorption, scrap, sample calculations, manufacturing yield estimates and the determination of which costs may be capitalized. The valuation of inventory requires us to estimate obsolete or excess inventory as well as inventory that is not of saleable quality.	Variations in methods or assumptions could have a material impact on our results. If our demand forecast for specific products is greater than actual demand and we fail to reduce manufacturing output accordingly, we could be required to record additional inventory write-downs or expense a greater amount of overhead costs, which would have a negative impact on our net income. As of December 31, 2010 we have $101.4 million of inventory recorded on our balance sheet representing 13% of total assets. A 1% write-down of our inventory would decrease 2010 net income by approximately $0.7 million, or approximately $0.03 per diluted share.

Tangible long-lived assets

Property, plant and equipment and other tangible long-lived assets are carried at cost. The cost of property, plant and equipment is charged to depreciation expense over the estimated life of the operating assets primarily using straight-line rates. Tangible long-lived assets are subject to impairment assessment if certain indicators are present.
We assess the impairment of tangible long-lived assets when events or changes in circumstances indicate that the carrying value of the asset (asset group) may not be recoverable. Factors that we consider in deciding when to perform an impairment review include, but are not limited to: a significant decrease in the market price of the asset (asset group); a significant adverse change in the extent or manner in which a long-lived asset (asset group) is being used or in its physical condition; an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction; a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset (asset group); or a current expectation that, more likely than not, a long-lived asset (asset group) will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. Recoverability potential is measured by comparing the carrying amount of the asset (asset group) to the related total future undiscounted cash flows. The projected cash flows for each asset (asset group) considers multiple factors, including current revenue from existing customers, proceeds from the sale of the asset (asset group), reasonable contract renewal assumptions, and expected profit margins giving consideration to historical and expected margins. If an asset’s (assets group’s) carrying value is not recoverable through related cash flows, the asset (asset group) is considered to be impaired. Impairment is measured by comparing the asset’s (asset group’s) carrying amount to its fair value. When it is determined that useful lives of assets are shorter than originally estimated, and there are sufficient cash flows to support the carrying value of the assets, we accelerate the rate of depreciation in order to fully depreciate the assets over their shorter useful lives.	Estimation of the useful lives of tangible assets that are long-lived requires significant management judgment. Events could occur, including changes in cash flow that would materially affect our estimates and assumptions related to depreciation. Unforeseen changes in operations or technology could substantially alter the assumptions regarding the ability to realize the return of our investment in long-lived assets. Also, as we make manufacturing process conversions and other facility consolidation decisions, we must make subjective judgments regarding the remaining useful lives of our assets, primarily manufacturing equipment and buildings. Significant changes in these estimates and assumptions could change the amount of future depreciation expense or could create future impairments of these long-lived assets (asset groups).

As of December 31, 2010 we have $162.6 million of tangible long-lived assets recorded on our balance sheet representing 21% of total assets. A 1% write-down in our tangible long-lived assets would decrease 2010 net income by approximately $1.1 million, or approximately $0.04 per diluted share.

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
In relation to recording the provision for income taxes, management must estimate the future tax rates applicable to the reversal of temporary differences based upon the timing of expected reversal. Also, estimates are made as to whether taxable operating income in future periods will be sufficient to fully recognize any gross deferred tax assets. If recovery is not likely, we must increase our provision for income taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. Alternatively, we may make estimates about the potential usage of deferred tax assets that decrease our valuation allowances.	Changes could occur that would materially affect our estimates and assumptions regarding deferred taxes. Changes in current tax laws and tax rates could affect the valuation of deferred tax assets and liabilities, thereby changing the income tax provision. Also, significant declines in taxable income could materially impact the realizable value of deferred tax assets. At December 31, 2010, we had $23.5 million of gross deferred tax assets on our balance sheet and a valuation allowance of $6.5 million has been established for certain deferred tax assets as it is more likely than not that they will not be realized.

A 1 percentage point change in the effective tax rate would impact the current year provision for income taxes by $0.5 million, and 2010 diluted earnings per share by $0.02 per diluted share.

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We establish reserves for uncertain tax positions when we believe that certain tax positions do not meet the more likely than not threshold. We adjust these reserves in light of changing facts and circumstances, such as the outcome of a tax audit or the lapse of statutes of limitations. The provision for income taxes includes the impact of reserve provisions and changes to the reserves that are considered appropriate.
Cost Savings and Consolidation Efforts
In 2010, 2009 and 2008 we recorded charges in Other Operating Expenses, Net in the Consolidated Statements of Operations in connection with approximately twenty cost savings and consolidation initiatives. These initiatives were undertaken to improve our operational efficiencies and profitability. Additional information regarding the timing, cash flow and amount of future expenditures is set forth in Note 9 “Other Operating Expenses, Net” of the Notes to Consolidated Financial Statements contained in Item 8 of this report.
In January 2011, we announced our intention to construct an 80,000 square foot manufacturing facility in Allen County, IN. Total investment in this facility is expected to be approximately $17 million. We intend to transfer the manufacturing operations currently being performed at our Columbia City, IN location into this new facility once construction is complete. Additionally, the Allen County facility will provide us with increased capabilities and capacity for future growth. This is the third project we have deployed as part of an overall strategy to partner with Orthopaedic device makers. In 2010, we launched the first phase of a state of the art Orthopaedic design center in Warsaw, IN, providing customers with rapid prototyping capabilities to develop and deliver effective solutions quickly. We are also in the process of completing a $6 million investment at our Indianapolis, IN manufacturing facility.

Our Financial Results
We utilize a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31st. Fiscal years 2010, 2009 and 2008 ended on December 31, 2010, January 1, 2010 and January 2, 2009, respectively. Fiscal years 2010 and 2009 contained fifty-two weeks while fiscal year 2008 contained fifty-three weeks.
Results of Operations Table

	Year Ended			2010 vs. 2009		2009 vs. 2008
	Dec. 31,	Jan. 1,	Jan. 2,	$	%	$	%
Dollars in thousands, except per share data	2010	2010	2009	Change	Change	Change	Change
Greatbatch Medical
CRM/Neuromodulation	$303,521	$305,354	$286,251	$(1,833)	-1%	$19,103	7%
Vascular Access	38,000	35,816	39,443	2,184	6%	(3,627)	-9%
Orthopaedic	118,748	113,897	142,446	4,851	4%	(28,549)	-20%

Total Greatbatch Medical	460,269	455,067	468,140	5,202	1%	(13,073)	-3%
Electrochem	73,156	66,754	78,504	6,402	10%	(11,750)	-15%

Total sales	533,425	521,821	546,644	11,604	2%	(24,823)	-5%
Cost of sales	359,844	355,402	390,855	4,442	1%	(35,453)	-9%

Gross profit	173,581	166,419	155,789	7,162	4%	10,630	7%
Gross profit as a % of sales	32.5%	31.9%	28.5%

SG&A expenses	64,510	70,294	72,633	(5,784)	-8%	(2,339)	-3%
SG&A as a % of sales	12.1%	13.5%	13.3%

RD&E expenses	45,019	33,562	31,444	11,457	34%	2,118	7%
RD&E as a % of sales	8.4%	6.4%	5.8%

Electrochem Litigation charge (gain)	(9,500)	34,500	—	(44,000)	-128%	34,500	100%

Intangible asset write-down	—	15,921	—	(15,921)	-100%	15,921	100%

Acquired IPR&D	—	—	2,240	—	—	(2,240)	-100%

Other operating expenses, net	4,558	11,094	14,578	(6,536)	-59%	(3,484)	-24%

Operating income	68,994	1,048	34,894	67,946	NA	(33,846)	-97%
Operating margin	12.9%	0.2%	6.4%

Interest expense	18,519	20,071	19,954	(1,552)	-8%	117	1%
Interest income	(10)	(324)	(711)	314	-97%	387	-54%
Gain on extinguishment of debt	—	—	(3,242)	—	—	3,242	-100%
Other (income) expense, net	1,160	(522)	(1,624)	1,682	NA	1,102	-68%
Provision (benefit) for income taxes	16,187	(9,176)	6,369	25,363	NA	(15,545)	NA
Effective tax rate	32.8%	50.5%	31.0%

Net income (loss)	$33,138	$(9,001)	$14,148	$42,139	NA	$(23,149)	NA

Net margin	6.2%	-1.7%	2.6%

Diluted earnings (loss) per share	$1.40	$(0.39)	$0.62	$1.79	NA	$(1.01)	NA

Fiscal 2010 Compared with Fiscal 2009
Sales
Changes to sales by major product lines were as follows (in thousands):

	Year Ended
	December 31,	January 1,	$	%
Product Lines	2010	2010	Change	Change
Greatbatch Medical
CRM/Neuromodulation	$303,521	$305,354	$(1,833)	-1%
Vascular Access	38,000	35,816	2,184	6%
Orthopaedic	118,748	113,897	4,851	4%

Total Greatbatch Medical	460,269	455,067	5,202	1%
Electrochem	73,156	66,754	6,402	10%

Total Sales	$533,425	$521,821	$11,604	2%

Greatbatch Medical — Our 2010 revenue from our Greatbatch Medical business increased $5.2 million or 1% from 2009 as recoveries in the Vascular Access and Orthopaedic markets offset the slow-down in the CRM market.
For the year, CRM and Neuromodulation sales were consistent with the prior year as higher volumes were offset by continued pressure from OEM customers on pricing and dual sourcing/vertical integration initiatives. More specifically, higher battery, capacitor and assembly revenue were offset by lower feedthrough and enclosure sales. Battery and capacitor sales for 2009 were impacted by customer inventory adjustments and, as expected, returned to more normalized levels in 2010. CRM revenue is significantly impacted each period due to the timing of various customer product launches, shifts in customer market share, customer inventory management initiatives as well as marketplace field actions. We expect the pressures on CRM revenue experienced in 2010 to continue to impact sales in 2011.
For 2010, Vascular Access sales increased 6% primarily due to higher introducer and catheter sales. We expect Vascular Access revenue growth to continue to accelerate in 2011 as we launch several new systems products.
Orthopaedic product line sales of $118.7 million for 2010 were 4% above the comparable 2009 period. This increase was across all of our Orthopaedic products as the markets continued to recover from the slowdown in 2009 and as our investments and expanded capabilities have begun to deliver new business, which included our new rapid prototyping facility, pilot line and spine implant and reconstructive implant capabilities. For the year, Orthopaedic sales include approximately $2 million of negative foreign currency exchange rate impact in comparison to 2009.
Electrochem — 2010 sales for the Electrochem business segment were $73.2 million, an increase of $6.4 million or 10% compared to 2009. This increase from the prior year primarily related to the recovery in the energy and portable medical markets from the slowdown in 2009, which caused customers to reduce inventory levels and push back projects. Additionally, Electrochem sales benefited from the sales and marketing initiatives undertaken during the economic downturn, which positioned us to capture market share once the markets recovered.
2011 Sales Outlook — 2011 annual revenue product line growth rates are expected to be as follows:
•	CRM & Neuromodulation: Flat
•	Vascular Access: 10% to 20%
•	Orthopaedic: 2% to 10%
•	Electrochem: 2% to 5%

By applying these growth rates to our 2010 results, consolidated annual sales for 2011 are projected to be in the range of approximately $540 million to $560 million. These growth projections may be impacted by a variety of factors including a continued softening in the CRM market, changes in pricing or exchange rates, changes in health care reimbursement policies, further dual sourcing/vertical integration initiatives by our customers and other factors described in “Cautionary Factors That May Affect Future Results” contained in Item 1 of this report.
Gross Profit
Changes to gross profit as a percentage of sales were primarily due to the following:

2010-2009
% Increase
Capacity & productivity (a)	-0.9%
Selling price (b)	-0.5%
Mix change (c)	2.8%
Other	-0.8%

Total percentage point change to gross profit as a percentage of sales	0.6%

(a)	Our gross profit percentage was negatively impacted by excess capacity costs due to our increased infrastructure investment in our Orthopaedic business in comparison to 2009. Modest productivity improvement initiatives partially offset these excess capacity costs. In accordance with our inventory accounting policy, excess capacity costs are expensed.

(b)	Our gross profit percentage was negatively impacted in 2010 by contractual volume price reductions and price concessions made to our larger OEM customers on certain product lines. We expect this pricing pressure to continue in the future.

(c)	Our gross profit percentage was positively impacted by an increase in sales of higher margin products as a percentage of total sales, primarily within our CRM, Vascular Access and Electrochem product lines.
For 2011, we expect that our gross profit margin will continue to improve as our higher margin systems and device products ramp up and as volumes improve.
SG&A Expenses
Changes to SG&A expenses were primarily due to the following (in thousands):

2010-2009
$ Decrease
Personnel costs (a)	$(2,688)
Information technology and consulting (b)	(1,555)
Allowance for doubtful accounts (c)	(1,095)
Other	(446)

Decrease in SG&A	$(5,784)

(a)	Amounts reflect our consolidation and cost reduction initiatives. A portion of these cost savings were reinvested in RD&E. SG&A expenses for 2010 include $0.9 million of death benefits provided to the family of the Company’s former Senior Vice President — Orthopaedics.

(b)	Amounts represent the change in information technology and consulting costs from 2009 and reflect our cost reduction initiatives.

(c)	Amounts primarily relate to lower losses incurred on uncollectible receivables compared to 2009, which included higher Electrochem and Orthopaedic write-offs due to the economic slowdown.
For 2011, we expect SG&A expenses as a percentage of sales to remain consistent with the 2010 levels as normal inflationary cost increases are offset by our cost control initiatives.

RD&E Expenses
Net research, development and engineering costs were as follows (in thousands):

	Year Ended
	December 31,	January 1,
	2010	2010

Research and development costs	$17,378	$17,707

Engineering costs	34,208	26,438
Less cost reimbursements	(6,567)	(10,583)

Engineering costs, net	27,641	15,855

Total RD&E	$45,019	$33,562

As expected, net RD&E expenses for 2010 were higher than the comparable 2009 period due to further investment in the development of new innovative technologies, including the development of systems and devices. The incremental investment in systems and device products was approximately $20 million, $13 million and $4 million for 2010, 2009 and 2008, respectively. During 2010 we also received a lower level of customer cost reimbursements compared to 2009. These cost reimbursements can vary significantly from period to period due to the timing of the achievement of milestones on development projects.
We expect net RD&E costs to continue to increase in 2011 as we further invest resources in the development of new technologies, including the development of complete systems and devices for our customers.
Electrochem Litigation Charge (Gain)
In 2009, a Louisiana jury found in favor of a former Electrochem customer on their claims made in connection with a failed business transaction dating back to 1997. During 2009, we accrued $34.5 million in connection with this litigation after the unfavorable jury verdict. In the fourth quarter of 2010, we settled this litigation for $25 million and accordingly recognized a $9.5 million gain. See Note 11 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements contained in Item 8 of this report.
Intangible Asset Write-Down
As a result of the successful rebranding of our Greatbatch Medical segment, during 2009, we wrote-down our non-Greatbatch trademarks and tradenames by $15.9 million, which is included in the results for our Greatbatch Medical segment. This charge was recorded based upon Management’s decision to discontinue use of the associated tradenames and its determination that there would be no market participants willing to purchase the previously acquired tradenames.
Other Operating Expenses, Net
Other operating expenses, net were comprised of the following (in thousands):

	Year Ended
	December 31,	January 1,
	2010	2010
(a) 2007 & 2008 facility shutdowns and consolidations	$1,348	$7,069
(b) Integration costs	42	3,077
(c) Asset dispositions, severance and other	3,168	948

	$4,558	$11,094

(a)	See Note 9 “Other Operating Expenses, Net” of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

(b)	For 2010 and 2009, we incurred costs related to the integration of the companies acquired in 2007 and 2008. The integration initiatives include the implementation of the Oracle ERP system, training and compliance programs as well as the implementation of lean manufacturing and six sigma initiatives. The expenses are primarily for consultants, relocation and travel costs that will not be required after the integrations are completed.

(c)	During the fourth quarter of 2010, we consolidated our Greatbatch Medical business under the leadership of Mauricio Arellano. As part of this consolidation, there was a realignment of resources in which certain positions globally were eliminated and restructured. The severance charges associated with this realignment were $2.3 million of which $0.7 million were paid in the fourth quarter of 2010, with remaining amounts expected to be paid over the next twelve months. A significant portion of the annual savings as a result of this initiative will be reinvested into research and development activities with higher growth opportunities, including further investment in our systems and device projects. During 2009, we incurred approximately $0.6 million in severance charges in connection with various workforce reductions.

During 2010, 2009 and 2008, we recorded write-downs in connection with various asset disposals, which were partially offset by insurance proceeds received.
In 2011, consolidation and integration expenses are expected to be approximately $2 million to $4 million.
Interest Expense and Interest Income
Interest expense, which includes noncash discount amortization, and interest income for 2010 decreased in comparison to the same periods of 2009, primarily due to the repayment of $78 million of debt. Going forward, we expect interest expense to continue to decline as long-term debt is retired with cash flow provided by operations.
Other (Income) Expense, Net
Other (income) expense, net primarily includes the impact of foreign currency exchange rate fluctuations on our transactions denominated in foreign currencies. We generally do not expect foreign currency exchange rate fluctuations to have a material impact on our net income.
Provision for Income Taxes
During the fourth quarter of 2010, the research and development tax credit was extended for both 2010 and 2011, retroactive to the beginning of 2010. As a result, the fourth quarter 2010 GAAP and adjusted effective tax rates include the benefit of approximately $1.0 million representing the cumulative catch-up adjustment for this credit related to the first three quarters of 2010. The 2009 effective tax rate includes the favorable impact of the resolution of tax audits and the lapse of statutes of limitation on certain tax items. See Note 10 “Income Taxes” of the Notes to Consolidated Financial Statements contained at Item 8 of this report for a reconciliation of the U.S. statutory rate to our effective tax rate (benefit). For 2011, we currently expect our effective tax rate to approximate the 35% statutory rate.
In its budget submission to Congress in February 2011, the Obama administration proposed changes to the manner in which the U.S. would tax the international income of U.S. based companies. While it is uncertain how the U.S. Congress may address U.S. tax policy in the future, reform of U.S. taxation, including taxation of international income, continues to be a topic of discussion for Congress. A significant change to the U.S. tax system, including changes to the taxation of international income, could have a material effect on our effective tax rate.

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
Greatbatch Medical — Our 2009 revenue from our Greatbatch Medical business decreased $13.1 million or 3% from 2008. Excluding the additional week of sales, this decline was 1% as CRM/Neuromodulation revenue growth was offset by decreases in the Vascular Access and Orthopaedic product lines, which were impacted by the uncertain health care environment.
For the year, CRM and Neuromodulation revenue increased 7%, driven by higher filtered feedthrough, coated component and assembly revenue offset by lower battery and capacitor revenue. During the first half of 2009, CRM revenue benefited from the timing of various customer product launches and, as expected, began to return to more normalized growth levels for the second half of 2009. Additionally, battery and capacitor sales for 2009 were impacted by customer inventory adjustments.
For the year, Vascular Access revenue was $35.8 million versus $39.4 million in 2008. These decreases were primarily due to lower introducer sales as a result of customer inventory stocking that took place during the first quarter of 2009 in connection with the Pressure Products litigation. See Note 11 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements contained in Item 8 of this report. Sales were also lower in comparison to the prior year due to the one less week of operations.
Our Orthopaedic product line revenues were $113.9 million for 2009, a decrease of 20% from the $142.4 million in 2008. This decrease was primarily due to reduced spending on elective procedures and an increased emphasis on inventory management programs from our customers as a result of the uncertain economic and regulatory environment. Additionally, Orthopaedic sales declined approximately $5 million as 2008 revenue included the favorable impact of the release of acquired backlog, favorable currency exchange rates and the additional week of sales in the fourth quarter offset by the impact of having our Orthopaedic product line for the full year in 2009 versus a partial year in 2008.

Electrochem — 2009 sales for the Electrochem business segment were $66.8 million, compared to $78.5 million in 2008. The decrease from the prior year primarily related to the slowdown in the energy and portable medical markets, which caused customers to reduce inventory levels and push back projects. These conditions began to ease in the fourth quarter of 2009.
Gross Profit
Changes to gross profit as a percentage of sales were primarily due to the following:

2009-2008
% Increase
Inventory step-up amortization (a)	1.2%
Manufacturing efficiencies (b)	1.8%
Selling price (c)	-1.1%
Mix change (d)	1.1%
Foreign currency (e)	0.5%
Performance-based compensation (f)	0.5%
Other	-0.6%

Total percentage point change to gross profit as a percentage of sales	3.4%

(a)	In connection with our acquisitions in 2008 and 2007, the value of inventory on hand was stepped-up to reflect the fair value at the time of acquisition. The amortization of inventory step-up, which is recorded in Cost of Sales, was $6.4 million for 2008. There was no inventory step-up amortization recorded in 2009.

(b)	Our gross profit percentage benefited from manufacturing efficiencies realized due to an increase in CRM and Neuromodulation revenue, as well as the consolidation of our Columbia, MD facility into our Tijuana, Mexico facility in June 2008 and our Blaine, MN facility into our Plymouth, MN facility in April 2009. The additional output absorbs a higher amount of lower fixed costs such as plant overhead and depreciation.

(c)	Our gross profit percentage was negatively impacted in 2009 due to contractual volume price reductions and price concessions made to our larger OEM customers on certain product lines.

(d)	Our gross profit percentage benefited from an increase in sales of CRM and Neuromodulation products as a percentage of total sales during 2009, which typically are higher margin products.

(e)	During 2009, the value of the U.S. dollar strengthened significantly in comparison to the Mexican peso. This foreign currency exchange rate fluctuation resulted in a higher gross profit percentage at our Tijuana, Mexico facility, which has peso denominated expenses but sales denominated in U.S. dollars.

(f)	During 2009, we took cost-cutting measures to help mitigate the impact of the lower revenue levels on operating income. This included adjusting 2009 related discretionary performance based compensation, which benefited Cost of Sales, by approximately $2.5 million versus 2008.
SG&A Expenses
Changes to SG&A expenses were primarily due to the following (in thousands):

2009-2008
$ Decrease
Legal costs (a)	$(3,027)
Performance-based compensation (b)	(2,907)
IT and Consulting (c)	1,658
Rebranding initiative (d)	722
Bad debt expense (e)	371
Other	844

Net decrease in SG&A	$(2,339)

(a)	Amounts primarily represent lower fees incurred in connection with a patent infringement action which went to trial in 2008, partially offset by higher legal costs incurred in connection with the development and patenting of new technologies in 2009. See Note 11 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

(b)	During 2009, we took cost-cutting measures to help mitigate the impact of the lower revenue levels on operating income. This included adjusting 2009 related discretionary performance based compensation, which benefited SG&A, by approximately $2.9 million in comparison to 2008.

(c)	Amounts relate to various corporate development initiatives as well as increased IT spending due to our investment in IT infrastructure to support future growth including moving all of our acquired facilities to one common ERP platform.

(d)	During 2009, we launched a new branding initiative to unify our existing businesses under a common vision and consolidated our medical entities under a single brand — Greatbatch Medical. These increased costs primarily relate to consulting costs and the replacement of collateral material in connection with this new brand.

(e)	Amounts primarily relate to increased losses incurred on uncollectible receivables from Electrochem and Orthopaedic customers given the economic slowdown in their related markets.
RD&E Expenses
Net research, development and engineering costs were as follows (in thousands):

	Year Ended
	January 1,	January 2,
	2010	2009

Research and development costs	$17,707	$18,750

Engineering costs	26,438	22,447
Less cost reimbursements	(10,583)	(9,753)

Engineering costs, net	15,855	12,694

Total RD&E	$33,562	$31,444

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
Electrochem Litigation Charge (Gain)
In 2009, a Louisiana jury found in favor of a former Electrochem customer on their claims made in connection with a failed business transaction dating back to 1997. During 2009, we accrued $34.5 million in connection with this litigation after the unfavorable jury verdict. See Note 11 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements contained in Item 8 of this report.
Intangible Asset Write-Down
As a result of the successful rebranding of our Greatbatch Medical segment, during 2009, we wrote-down our non-Greatbatch trademarks and tradenames by $15.9 million, which is included in the results for our Greatbatch Medical segment. This charge was recorded based upon Management’s decision to discontinue use of the associated tradenames and its determination that there would be no market participants willing to purchase the previously acquired tradenames.

Acquired IPR&D
Approximately $2.2 million of the purchase price related to our 2008 acquisitions was allocated to IPR&D projects acquired. These projects had not yet reached technological feasibility and had no alternative future use as of the acquisition date, thus were immediately expensed on the date of acquisition.
Other Operating Expenses, Net
Other operating expenses, net were comprised of the following (in thousands):

	Year ended
	January 1,	January 2,
	2010	2009
(a) 2005 & 2006 facility shutdowns and consolidations	$—	$663
(a) 2007 & 2008 facility shutdowns and consolidations	7,069	8,347
(b) Integration costs	3,077	5,369
(c) Asset dispositions, severance and other	948	199

	$11,094	$14,578

(a)	See Note 9 “Other Operating Expenses, Net” of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

(b)	For 2009 and 2008, we incurred costs related to the integration of the companies acquired in 2007 and 2008. The integration initiatives include the implementation of the Oracle ERP system, training and compliance programs as well as the implementation of lean manufacturing and six sigma initiatives. The expenses are primarily for consultants, relocation and travel costs that will not be required after the integrations are completed.

(c)	During 2009 and 2008, we recorded write-downs in connection with various asset disposals, partially offset by insurance proceeds received. During 2009, we incurred approximately $0.6 million in severance charges in connection with various workforce reductions due to the lower revenue levels.
Interest Expense and Interest Income
Interest expense and interest income for 2009 were consistent with the same periods of 2008.
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
Other (Income) Expense, Net
Gain on foreign currency contracts — In December 2007 and January 2008, we entered into three forward currency contracts to purchase Swiss francs and Euros in order to partially fund our acquisition of Precimed, which was payable in Swiss francs, and the Chaumont Facility, which was payable in Euros. The net result of the above transactions was a gain of $2.4 million, $1.6 million of which was recorded in the first quarter of 2008.
The remainder of other (income) expense, net primarily includes the impact of foreign currency exchange rate fluctuations on our transactions denominated in foreign currencies.

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
Liquidity and Capital Resources

	As of
	December 31,	January 1,
(Dollars in millions)	2010	2010
Cash and cash equivalents(a)	$22.9	$37.9
Working capital (b)	$150.9	$119.9
Current ratio (b)	3.5:1.0	1.9:1.0

(a)	The decrease in cash and cash equivalents from the prior year was primarily due to the repayment of long-term debt of $78.5 million during 2010 which was partially funded by free cash flow of $63.2 million. Note that cash flow from operating activities for 2010 was unfavorably impacted by the $25 million ($16.3 million net of tax) Electrochem Litigation settlement. See Note 11 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

(b)	Our working capital and current ratio increased in comparison to 2009 due to cash flow from operating activities of $76.9 million, which was primarily used to repay the current portion of long-term debt and the Electrochem Litigation settlement. Note that in 2009 we accrued $34.5 million in connection with the Electrochem Litigation and recognized a $9.5 million gain in the fourth quarter of 2010 after settling the lawsuit for $25 million. See Note 11 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements contained in Item 8 of this report.
Revolving Line of Credit — We have a senior credit facility (the “Credit Facility”) consisting of a $235 million revolving line of credit, which can be increased to $335 million upon our request and approval by a majority of the lenders. The Credit Facility also contains a $15 million letter of credit subfacility and a $15 million swingline subfacility. The Credit Facility is secured by our non-realty assets including cash, accounts and notes receivable, and inventories, and has an expiration date of May 22, 2012 with a one-time option to extend to April 1, 2013 at our option if no default has occurred. See Note 6 “Debt” of the Notes to Consolidated Financial Statements contained in Item 8 of this report for a complete summary of the terms and conditions of the Credit Facility.
The Credit Facility is supported by a consortium of six banks with no bank controlling more than 26% of the facility. As of December 31, 2010, each bank supporting the Credit Facility has an S&P credit rating of at least BBB- or better, which is considered investment grade.
The Credit Facility requires us to maintain a ratio of adjusted EBITDA, as defined in the credit agreement, to interest expense of at least 3.00 to 1.00. For the twelve month period ended December 31, 2010, our ratio of adjusted EBITDA to interest expense, calculated in accordance with our credit agreement, was 12.2 to 1.00, well above the required limit. The Credit Facility also requires us to maintain a total leverage ratio, as defined in the credit agreement, of not greater than 4.50 to 1.00. As of December 31, 2010, our total leverage ratio, calculated in accordance with our credit agreement, was 2.38 to 1.00, well below the required limit. The calculation of adjusted EBITDA and leverage ratio exclude non-cash charges.

The Credit Facility contains customary events of default. Upon the occurrence and during the continuance of an event of default, a majority of the lenders may declare the outstanding advances and all other obligations under the Credit Facility immediately due and payable.
Based upon our current capital needs, we anticipate utilizing free cash flow (cash flow from operating activities less capital expenditures) to make principal payments on our long-term debt. As of December 31, 2010, we had $185 million of borrowing capacity available under the Credit Facility. This amount may vary from period to period based upon our debt and EBITDA levels, which impacts the covenant calculations. We anticipate that our cash flow from operating activities and the Credit Facility provide adequate liquidity to meet our short- and long- term funding needs.
Operating activities — Cash flows from operating activities for 2010 were $76.9 million compared to $71.8 million for the 2009 period. Cash flows from operating activities for 2010 was unfavorably impacted by the $25 million ($16.3 million net of tax) Electrochem Litigation settlement. See Note 11 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements contained in Item 8 of this report. Excluding this settlement payment, cash flows from operating activities were $93.1 million. The increase from the prior year is primarily due to the timing of payments and lower consolidation and integrations costs as well as our strategic initiative to lower working capital balances (i.e. accounts receivable and inventory).
Investing activities — Net cash used in investing activities for 2010 were $13.9 million and was primarily related to routine capital expenditures. Our current expectation is that capital spending for 2011 will be in the range of $30 million to $40 million, of which approximately half is discretionary in nature. In January 2011, we announced our intention to construct an 80,000 square foot manufacturing facility in Allen County, IN. Total investment in this facility is expected to be approximately $17 million. Other than this facility, capital spending relates to routine maintenance investments to support our internal growth.
We anticipate that cash on hand along with cash flow from operating activities and availability under our revolving line of credit will be sufficient to fund these capital expenditures. Going forward, we will continue to consider strategically targeted and opportunistic acquisitions.
Financing activities — Net cash used in financing activities for 2010 were $78.8 million. During 2010, we repaid $78.5 million on our outstanding long-term debt. Going forward, we expect excess cash flow to be used to pay down amounts outstanding under our revolving line of credit.
Capital Structure — As of December 31, 2010, our capital structure consisted of $197.8 million of convertible subordinated notes, $50.0 million of debt under our revolving line of credit and 23.3 million shares of common stock outstanding. Additionally, we had $22.9 million in cash and cash equivalents, which is expected to fund our short-term operating cash needs.
If necessary, we have access to $185 million under our available line of credit and are authorized to issue 100 million shares of common stock and 100 million shares of preferred stock. The market value of our outstanding common stock since our initial public offering has exceeded our book value; accordingly, we believe that if needed we can access public markets to raise additional capital. Our capital structure allows us to support our internal growth and provides liquidity for corporate development initiatives. We continuously evaluate our capital structure, including our revolving line of credit, as it relates to our anticipated long-term funding needs. Changes to our capital structure may occur as a result of this analysis, or changes in market conditions. We believe we can renew or replace the Credit Facility at market rates if needed.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements within the meaning of Item 303(a)(4) of Regulation S-K.
Litigation
We are party to various legal actions arising in the normal course of business. A description of all material pending legal actions against the Company is set forth at Note 11 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements contained at Item 8 of this report. We do not believe that the ultimate resolution of any current pending legal actions will have a material adverse effect on our consolidated results of operations, financial position or cash flows. However, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact in the period in which the ruling occurs.
Contractual Obligations
The following table summarizes our significant contractual obligations at December 31, 2010:

	Payments due by period
		Less than 1			More than
CONTRACTUAL OBLIGATIONS	Total	year	1-3 years	3-5 years	5 years
Debt obligations (a)	$262,726	$6,030	$256,696	$—	$—
Operating lease obligations (b)	15,323	2,361	4,295	4,007	4,660
Purchase obligations (b)	18,645	18,380	265	—	—
Foreign currency contracts (b)	6,000	6,000	—	—	—
Pension obligations (c)	11,845	957	2,146	2,284	6,458

Total	$314,539	$33,728	$263,402	$6,291	$11,118

(a)	Includes the annual interest expense on our convertible subordinated notes of 2.25%, which is paid semi-annually. Amounts also include the expected interest expense on the $50.0 million outstanding on our line of credit based upon the period end interest rate of 3.16%, which includes the impact of our interest rate swaps outstanding. Amounts do not include $22.8 million of potential deferred tax payments that may be required in connection with our convertible subordinated notes. See Note 6 “Debt” of the Notes to Consolidated Financial Statements contained in Item 8 of this report for additional information about our debt obligations.

(b)	See Note 11 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements contained in Item 8 of this report for additional information about our operating lease obligations, purchase obligations and foreign currency contracts.

(c)	See Note 7 “Employee Benefit Plans” of the Notes to Consolidated Financial Statements contained in Item 8 of this report for additional information about our pension plan obligations. These amounts do not include any potential future contributions to our pension plans that may be necessary if the rate of return earned on pension plan assets is not sufficient to fund the rate of increase of our pension liability. Future cash contributions may be required. As of December 31, 2010, our actuarially determined pension benefit obligation exceeded plans assets by $4.6 million.
This table does not reflect $2.8 million of unrecognized tax benefits as we are uncertain as to if or when such amounts may be settled. Refer to Note 10 “Income Taxes” of the Notes to Consolidated Financial Statements contained in Item 8 of this report for additional information about these unrecognized tax benefits.

To help offset the cost of rising health care expenses, beginning in 2010, we began self-funding the medical insurance coverage for all of our U.S. based employees. Our risk is being limited through the use of stop loss insurance, which for 2010 had an annual deductible of $0.2 million per covered participant with losses covered up to $4.8 million per covered person. The maximum aggregate loss (i.e. sum of all claims under the $0.2 million deductible) was limited to $9.9 million with a maximum benefit of $1.0 million. For 2011, the annual maximum aggregate loss was raised to $14.2 million and there is no longer a maximum benefit for specific losses per covered person. As of December 31, 2010, there was $2.1 million accrued related to our self-insured medical plan, which is recorded within Accrued Expenses and Other Current Liabilities, and is not included in the contractual obligations table above.
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
Impact of Recently Issued Accounting Standards
In the normal course of business, Management evaluates all new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”), Securities and Exchange Commission (“SEC”), Emerging Issues Task Force (“EITF”), American Institute of Certified Public Accountants (“AICPA”) or other authoritative accounting body to determine the potential impact they may have on our Consolidated Financial Statements. Based upon this review, Management does not expect any of the recently issued accounting pronouncements, which have not already been adopted, to have a material impact on our Consolidated Financial Statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency — We have significant foreign operations in France, Mexico and Switzerland, which expose the Company to foreign currency exchange rate fluctuations due to transactions denominated in Euros, Mexican pesos and Swiss francs, respectively. We continuously evaluate our foreign currency risk and will take action from time to time in order to best mitigate these risks, which includes the use of various derivative instruments such as forward currency exchange contracts. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency exposures would have had an impact of approximately $8 million on our annual sales. This amount is not indicative of the hypothetical net earnings impact due to partially offsetting impacts on cost of sales and operating expenses in those currencies. We estimate that foreign currency exchange rate fluctuations during 2010 reduced sales in comparison to 2009 by approximately $2 million.
In December 2009 and February 2010, we entered into forward contracts to purchase 6.6 million and 3.3 million, respectively, Mexican pesos per month through December 2010 at an exchange rate of 13.159 pesos and 13.1595 pesos per one U.S. dollar, respectively. These contracts were entered into in order to hedge the risk of peso-denominated payments associated with the operations at our Tijuana, Mexico facility for 2010 and were accounted for as a cash flow hedge.

In July 2010, we entered into forward contracts to purchase 6.6 million Mexican pesos per month from January 2011 to December 2011 at an exchange rate of 13.2231 pesos per one U.S. dollar. This contract was entered into in order to hedge the risk of peso-denominated payments associated with a portion of the operations at our Tijuana, Mexico facility for 2011 and are being accounted for as a cash flow hedge.
The amount recorded as a reduction of Cost of Sales during 2010 related to these forward contracts was $0.5 million. As of December 31, 2010, our outstanding forward contracts had a positive fair value of $0.3 million, which is recorded within Prepaid Expenses and Other Current Assets. No portion of the change in fair value of our foreign currency contracts during 2010 was considered ineffective.
In February 2011, we entered into forward contracts to purchase 3.7 million Mexican pesos per month from March 2011 to December 2011 at an exchange rate of 12.2761 pesos per one U.S. dollar. This contract was entered into in order to hedge the risk of peso-denominated payments associated with a portion of the operations at our Tijuana, Mexico facility for 2011 and are being accounted for as a cash flow hedge.
We translate all assets and liabilities of our foreign operations, where the U.S. dollar is not the functional currency, at the period-end exchange rate and translate sales and expenses at the average exchange rates in effect during the period. The net effect of these translation adjustments is recorded in the Consolidated Financial Statements as Comprehensive Income (Loss). The translation adjustment for 2010 was a $7.9 million gain. Translation adjustments are not adjusted for income taxes as they relate to permanent investments in our foreign subsidiaries. Net foreign currency transaction gains and losses included in Other (Income) Expense, Net amounted to a loss of $0.9 million for 2010. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency net assets would have had an impact of approximately $9 million on our foreign net assets as of December 31, 2010.
Interest Rate Swaps — Interest rates on our revolving line of credit reset based upon the six-month LIBOR rate, thus subjecting us to interest rate risk. To help offset this risk, we enter into receive floating-pay fixed interest rate swaps indexed to the six-month LIBOR rate. The objective of these swaps is to hedge against potential changes in cash flows on our outstanding revolving line of credit, which is also indexed to the six-month LIBOR rate. No credit risk is hedged. The receive variable leg of the swaps and the variable rate paid on the revolving line of credit bear the same rate of interest, excluding the credit spread, and reset and pay interest on the same dates. Our interest rate swaps are accounted for as a cash flow hedges.
As of December 31, 2010, we had $50 million outstanding on our revolving line of credit and one interest rate swap remaining with the same notional amount. The interest rate swap matures on July 7, 2011 and has a pay fixed rate of 2.16% and a current receive floating rate of 0.75% at December 31, 2010.
The fair value of our interest rate swap as of December 31, 2010 was a liability of $0.4 million and is classified as Other Current Liabilities. The estimated fair value of the interest rate swap represents the amount we would have to pay to terminate the contract. No portion of the change in fair value of our interest rate swaps during 2010 was considered ineffective. The amount recorded in Interest Expense related to our interest rate swaps was expense of $1.7 million during 2010.
A hypothetical one percentage point change in the LIBOR interest rate on the $50 million of floating rate revolving line of credit debt outstanding would not have an impact on our interest expense due to the interest rate swap agreement we have in place.

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
As of December 31, 2010, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2010 is effective.
The effectiveness of internal control over financial reporting as of December 31, 2010 has been audited by Deloitte & Touche LLP, the Company’s independent registered public accounting firm.
Dated: March 1, 2011

/s/ Thomas J. Hook	/s/ Thomas J. Mazza
Thomas J. Hook President & Chief Executive Officer	Thomas J. Mazza Senior Vice President & Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Greatbatch, Inc.
Clarence, New York
We have audited the internal control over financial reporting of Greatbatch, Inc. and subsidiary (the “Company”) as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended December 31, 2010 of the Company and our report dated March 1, 2011 expressed an unqualified opinion on those financial statements and consolidated financial statement schedule.
/s/ Deloitte & Touche LLP
Williamsville, New York
March 1, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Greatbatch, Inc.
Clarence, New York
We have audited the accompanying consolidated balance sheets of Greatbatch, Inc. and subsidiary (the “Company”) as of December 31, 2010 and January 1, 2010, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15. These financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and January 1, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Williamsville, New York
March 1, 2011

GREATBATCH, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands except share and per share data)

	December 31,	January 1,
	2010	2010
ASSETS
Current assets:
Cash and cash equivalents	$22,883	$37,864
Accounts receivable, net	70,947	81,488
Inventories	101,440	106,609
Refundable income taxes	2,763	—
Deferred income taxes	7,398	13,896
Prepaid expenses and other current assets	6,078	13,313

Total current assets	211,509	253,170
Property, plant and equipment, net	146,380	153,601
Amortizing intangible assets, net	75,114	82,076
Trademarks and tradenames	20,288	20,288
Goodwill	307,451	303,926
Deferred income taxes	2,427	2,458
Other assets	13,807	15,024

Total assets	$776,976	$830,543

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,989	$34,395
Current portion of long-term debt	—	30,450
Income taxes payable	—	403
Deferred income taxes	514	—
Accrued expenses and other current liabilities	32,084	67,996

Total current liabilities	60,587	133,244
Long-term debt	220,629	258,972
Deferred income taxes	64,290	54,043
Other long-term liabilities	4,641	4,560

Total liabilities	350,147	450,819

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value, authorized 100,000,000 shares; no shares issued or outstanding in 2010 or 2009	—	—
Common stock, $0.001 par value, authorized 100,000,000 shares; 23,319,492 shares issued and 23,256,897 shares outstanding in 2010 and 23,190,105 shares issued and 23,157,097 shares outstanding in 2009	23	23
Additional paid-in capital	298,405	291,926
Treasury stock, at cost, 62,595 shares in 2010 and 33,008 shares in 2009	(1,469)	(635)
Retained earnings	119,400	86,262
Accumulated other comprehensive income	10,470	2,148

Total stockholders’ equity	426,829	379,724

Total liabilities and stockholders’ equity	$776,976	$830,543

The accompanying notes are an integral part of these consolidated financial statements

GREATBATCH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(in thousands except per share amounts)

	Year Ended
	December 31,	January 1,	January 2,
	2010	2010	2009
Sales	$533,425	$521,821	$546,644
Cost of sales	359,844	355,402	390,855

Gross profit	173,581	166,419	155,789
Operating expenses:
Selling, general and administrative expenses	64,510	70,294	72,633
Research, development and engineering costs, net	45,019	33,562	31,444
Electrochem Litigation charge (gain) (Note 11)	(9,500)	34,500	—
Intangible asset write-down	—	15,921	—
Acquired in-process research and development	—	—	2,240
Other operating expenses, net	4,558	11,094	14,578

Operating income	68,994	1,048	34,894
Interest expense	18,519	20,071	19,954
Interest income	(10)	(324)	(711)
Gain on extinguishment of debt	—	—	(3,242)
Other (income) expense, net	1,160	(522)	(1,624)

Income (loss) before provision (benefit) for income taxes	49,325	(18,177)	20,517
Provision (benefit) for income taxes	16,187	(9,176)	6,369

Net income (loss)	$33,138	$(9,001)	$14,148

Earnings (loss) per share:
Basic	$1.44	$(0.39)	$0.63
Diluted	$1.40	$(0.39)	$0.62
Weighted average shares outstanding:
Basic	23,070	22,926	22,525
Diluted	23,802	22,926	22,861
Comprehensive income (loss):
Net income (loss)	$33,138	$(9,001)	$14,148
Foreign currency translation adjustment	7,896	4,562	(228)
Net change in cash flow hedges, net of tax	1,027	(200)	(906)
Defined benefit pension plan liability adjustment, net of tax	(601)	862	(1,942)

Comprehensive income (loss)	$41,460	$(3,777)	$11,072

The accompanying notes are an integral part of these consolidated financial statements

GREATBATCH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended
	December 31,	January 1,	January 2,
	2010	2010	2009
Cash flows from operating activities:
Net income (loss)	$33,138	$(9,001)	$14,148
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	46,447	47,229	52,168
Stock-based compensation	6,884	5,204	11,211
Electrochem Litigation charge (gain)	(9,500)	34,500	—
Electrochem Litigation settlement	(25,000)	—	—
Intangible asset write-down	—	15,921	—
Gain on extinguishment of debt	—	—	(3,242)
Acquired in-process research and development	—	—	2,240
Other non-cash (gains) losses	893	(559)	2,994
Deferred income taxes	15,419	(10,120)	(704)
Changes in operating assets and liabilities:
Accounts receivable	10,922	5,876	(18,640)
Inventories	7,406	6,898	(21,077)
Prepaid expenses and other assets	2,111	(2,364)	(35)
Accounts payable	(7,568)	(12,668)	14,285
Accrued expenses and other liabilities	(1,472)	(5,050)	1,589
Income taxes	(2,795)	(4,100)	2,164

Net cash provided by operating activities	76,885	71,766	57,101

Cash flows from investing activities:
Purchases of short-term investments	—	—	(2,010)
Proceeds from maturity/disposition of short-term investments	—	—	9,027
Acquisition of property, plant and equipment	(16,140)	(19,674)	(44,172)
Proceeds from sale of property, plant and equipment	2,537	114	170
Purchase of cost method investment, net of distributions	—	(1,050)	(4,300)
Acquisitions, net of cash acquired	—	—	(107,577)
Other investing activities	(321)	(531)	136

Net cash used in investing activities	(13,924)	(21,141)	(148,726)

Cash flows from financing activities:
Principal payments of long-term debt	(78,450)	(46,000)	(62,058)
Proceeds from issuance of long-term debt	—	12,000	142,000
Issuance of common stock	659	212	2,210
Other financing activities	(1,030)	(718)	(495)

Net cash provided by (used in) financing activities	(78,821)	(34,506)	81,657

Effect of foreign currency exchange on cash and cash equivalents	879	(318)	(1,442)

Net increase (decrease) in cash and cash equivalents	(14,981)	15,801	(11,410)
Cash and cash equivalents, beginning of year	37,864	22,063	33,473

Cash and cash equivalents, end of year	$22,883	$37,864	$22,063

The accompanying notes are an integral part of these consolidated financial statements

GREATBATCH, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

							Accumulated
			Additional	Treasury			other	Total
	Common stock		paid-in	stock		Retained	comprehensive	stockholders’
	Shares	Amount	capital	Shares	Amount	earnings	income (loss)	equity
Balance, December 29, 2007	22,477	$22	$270,124	(7)	$(140)	$81,115	$—	$351,121
Stock-based compensation	—	—	6,822	—	—	—	—	6,822
Net shares issued under stock incentive plans	266	1	1,417	(21)	(601)	—	—	817
Income tax benefit from stock options and restricted stock	—	—	14	—	—	—	—	14
Shares issued in connection with the Quan Emerteq acquisition	60	—	1,473	—	—	—	—	1,473
Shares contributed to 401(k)	168	—	3,472	—	—	—	—	3,472
Net income	—	—	—	—	—	14,148	—	14,148
Total other comprehensive loss, net	—	—	—	—	—	—	(3,076)	(3,076)

Balance, January 2, 2009	22,971	23	283,322	(28)	(741)	95,263	(3,076)	374,791
Stock-based compensation	—	—	5,204	—	—	—	—	5,204
Net shares issued under stock incentive plans	24	—	214	(33)	(635)	—	—	(421)
Income tax liability from stock options and restricted stock	—	—	(88)	—	—	—	—	(88)
Shares contributed to 401(k)	195	—	3,274	28	741	—	—	4,015
Net loss	—	—	—	—	—	(9,001)	—	(9,001)
Total other comprehensive income, net	—	—	—	—	—	—	5,224	5,224

Balance, January 1, 2010	23,190	23	291,926	(33)	(635)	86,262	2,148	379,724
Stock-based compensation	—	—	6,884	—	—	—	—	6,884
Net shares issued under stock incentive plans	129	—	179	(30)	(834)	—	—	(655)
Income tax liability from stock options, restricted stock and restricted stock units	—	—	(584)	—	—	—	—	(584)
Net income	—	—	—	—	—	33,138	—	33,138
Total other comprehensive income, net	—	—	—	—	—	—	8,322	8,322

Balance, December 31, 2010	23,319	$23	$298,405	(63)	$(1,469)	$119,400	$10,470	$426,829

The accompanying notes are an integral part of these consolidated financial statements

GREATBATCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation — The consolidated financial statements include the accounts of Greatbatch, Inc. and its wholly owned subsidiary Greatbatch Ltd. (collectively, the “Company” or “Greatbatch”). All intercompany balances and transactions have been eliminated in consolidation.
Nature of Operations — The Company operates its business in two reportable segments — Greatbatch Medical and Electrochem Solutions (“Electrochem”). The Greatbatch Medical segment designs and manufactures systems, components and devices for the Cardiac Rhythm Management (“CRM”), Neuromodulation, Vascular Access and Orthopaedic markets. Our Greatbatch Medical customers include large multi-national original equipment manufacturers (“OEMs”). Greatbatch Medical products include: 1) batteries, capacitors, filtered and unfiltered feedthroughs, engineered components and enclosures used in Implantable Medical Devices (“IMDs”); 2) instruments and delivery systems used in hip and knee replacement, trauma and spine surgeries as well as hip, knee and shoulder implants; and 3) introducers, catheters, steerable sheaths and implantable stimulation leads. Additionally, Greatbatch Medical offers value-added assembly and design engineering services for medical systems and devices within the markets in which it operates.
Electrochem is a leader in technology solutions for critical industrial applications, including customized battery power and wireless sensing systems. Originating from the lithium cell invented for the implantable pacemaker by Wilson Greatbatch, our technology and superior quality and reliability is utilized in markets world-wide.
Fiscal Year End — The Company utilizes a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31st. Fiscal years 2010, 2009 and 2008 ended on December 31, 2010, January 1, 2010 and January 2, 2009, respectively. Fiscal years 2010 and 2009 contained fifty-two weeks while fiscal year 2008 contained fifty-three weeks.
Fair Value Measurements — Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e. the “exit price”) in an orderly transaction between market participants at the measurement date. Accounting Standards Codification (“ASC”) establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs as follows:
Level 1— Valuation is based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Level 1 valuations do not entail a significant degree of judgment.
Level 2— Valuation is determined from quoted prices for similar assets or liabilities in active markets, quoted prices for identical instruments in markets that are not active or by model-based techniques in which all significant inputs are observable in the market.

Level 3— Valuation is based on inputs that are unobservable and significant to the overall fair value measurement. The degree of judgment exercised in determining fair value is greatest for Level 3 valuations. The availability of observable inputs can vary and is affected by a wide variety of factors, including, the type of asset/liability, whether the asset/liability is established in the marketplace, and other characteristics particular to the valuation. To the extent that a valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.
Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, assumptions are required to reflect those that market participants would use in pricing the asset or liability at the measurement date.
The carrying amount of cash and cash equivalents, trade receivables and accounts payable, approximated their fair value as of December 31, 2010 because of the short-term nature of these instruments. Note 12 “Fair Value Measurements” contains additional information on assets and liabilities recorded at fair value in the consolidated financial statements.
Cash and Cash Equivalents — Cash and cash equivalents consist of cash and highly liquid, short-term investments with maturities at the time of purchase of three months or less.
Concentration of Credit Risk — Financial instruments that potentially subject the Company to concentration of credit risk consist principally of accounts receivable. A significant portion of the Company’s sales are to four customers, all in the medical device industry, and, as such, the Company is directly affected by the condition of those customers and that industry. However, the credit risk associated with trade receivables is partially mitigated due to the stability of those customers. The Company performs on-going credit evaluations of its customers. Note 14 “Business Segment Information” contains information on sales and accounts receivable for these customers. The Company maintains cash deposits with major banks, which from time to time may exceed insured limits. The Company performs on-going credit evaluations of its banks.
Allowance for Doubtful Accounts — The Company provides credit, in the normal course of business, to its customers in the form of trade receivables. The Company maintains an allowance for doubtful customer accounts for those receivables that it does not expect to collect. The Company accrues its estimated losses from uncollectable accounts receivable to the allowance based upon recent historical experience, the length of time the receivable has been outstanding and other specific information as it becomes available. Provisions to the allowance for doubtful accounts are charged to current operating expenses. Actual losses are charged against this allowance when incurred. The allowance for doubtful accounts was $1.8 million at December 31, 2010 and $2.5 million at January 1, 2010.
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

Property, Plant and Equipment — Property, plant and equipment is carried at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets, as follows: buildings and building improvements 7-40 years; machinery and equipment 3-8 years; office equipment 3-10 years; and leasehold improvements over the remaining lives of the improvements or the lease term, if less. The cost of repairs and maintenance are expensed as incurred; renewals and betterments are capitalized. Upon retirement or sale of an asset, its cost and related accumulated depreciation or amortization is removed from the accounts and any gain or loss is recorded in operating income or expense.
Business Combinations — The Company records its business combinations under the acquisition method of accounting. Under the acquisition method of accounting, the Company allocates the purchase price of each acquisition to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values at the date of acquisition. The fair value of identifiable intangible assets is based upon detailed valuations that use various assumptions made by management. Any excess of the purchase price over the fair value of the net tangible and intangible assets acquired is allocated to goodwill. Prior to 2009 the Company included all direct acquisition-related costs as part of the purchase price. Effective in 2009, the accounting standard applicable to business combinations changed such that any direct acquisition-related costs are expensed as incurred.
On January 7, 2008, the Company acquired P Medical Holding SA (“Precimed”) which had administrative offices in Orvin, Switzerland and Exton, PA, manufacturing operations in Switzerland and Indiana and sales offices in Japan, China and the United Kingdom. Precimed was a leading technology-driven supplier to the Orthopaedic industry. The results of Precimed’s operations were included in the Greatbatch Medical segment from the date of acquisition. The purchase price and other direct costs of Precimed totaled $85.0 million, which was paid in cash. Total assets acquired from Precimed were $143.0 million, of which $82.3 million were intangible assets, including $2.2 million of in process research and development (“IPR&D”) which was immediately expensed, and $47.2 million of goodwill.
On February 11, 2008, Precimed completed its previously announced acquisition of DePuy Orthopaedics’ (“DePuy”) Chaumont, France manufacturing facility (the “Chaumont Facility”). The Chaumont Facility produces hip and shoulder implants for DePuy who distributes them worldwide through various DePuy selling entities. This transaction included a new four year supply agreement with DePuy. The results of the Chaumont Facility’s operations were included in the Greatbatch Medical segment from the date of acquisition. The purchase price and other direct costs of the Chaumont Facility totaled $28.7 million, which was paid in cash. Total assets acquired from the Chaumont Facility were $29.3 million, of which $6.6 million was goodwill.
The following unaudited pro forma information presents the consolidated results of operations of the Company, Precimed, and the Chaumont Facility as if those acquisitions had occurred as of the beginning of the earliest fiscal year presented. The unaudited pro forma results are presented for illustrative purposes only and do not reflect the realization of potential cost savings, and any related integration costs. Certain cost savings may result from the acquisition; however, there can be no assurance that these cost savings will be achieved. These pro forma results do not purport to be indicative of the results that would have been obtained, or to be a projection of results that may be obtained in the future. Amounts in thousands, except per share amounts:

(Unaudited)	Fiscal Year 2008
Sales	$555,139
Net income	20,128
Earnings per share:
Basic	$0.90
Diluted	$0.86

The unaudited pro forma information presents the combined operating results of Greatbatch, Precimed, and the Chaumont Facility with the results prior to the acquisition date adjusted to include the pro forma impact of the amortization of acquired intangible assets and depreciation of fixed assets based on the purchase price allocation, the elimination of non-recurring IPR&D charges ($2.2 million) and inventory step-up amortization recorded by Greatbatch ($6.4 million), the adjustment to interest income/expense reflecting the cash paid in connection with the acquisition, including acquisition-related expenses, at Greatbatch’s weighted average interest income/expense rate, and the impact of income taxes on the pro forma adjustments utilizing the applicable statutory tax rate, except for IPR&D which is not deductible for tax purposes. The unaudited pro forma consolidated basic and diluted earnings per share are based on the consolidated basic and diluted weighted average shares of Greatbatch.
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
Impairment of Long-Lived Assets — The Company assesses the impairment of definite-lived long-lived assets or asset groups when events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that are considered in deciding when to perform an impairment review include: A significant decrease in the market price of the asset or asset group; A significant adverse change in the extent or manner in which a long-lived asset or asset group is being used or in its physical condition; An accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction; A current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group; or a current expectation that, more likely than not, a long-lived asset or asset group will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The term more likely than not refers to a level of likelihood that is more than 50 percent.
Recoverability potential is measured by comparing the carrying amount of the asset or asset group to its related total future undiscounted cash flows. If the carrying value is not recoverable through related cash flows, the asset or asset group is considered to be impaired. Impairment is measured by comparing the asset or asset group’s carrying amount to its fair value. When it is determined that useful lives of assets are shorter than originally estimated, and no impairment is present, the rate of depreciation is accelerated in order to fully depreciate the assets over their new shorter useful lives.
Goodwill and trademarks and tradenames recorded are not amortized but are periodically tested for impairment. The Company assesses goodwill for impairment by comparing the fair value of its reporting units to their carrying amounts on the last day of each fiscal year, or more frequently if certain events occur as described above. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the goodwill within the reporting unit is less than its carrying value. Fair values for reporting units are determined based on discounted cash flows and market multiples. Indefinite lived intangible assets such as trademarks and tradenames are assessed for impairment on the last day of each fiscal year, or more frequently if certain events occur as described above, by comparing the fair value of the asset to its carrying value. The fair value is determined by using a relief-from-royalty approach.

The Company has determined that, based on the impairment tests performed, no impairment of goodwill has occurred during 2010, 2009 or 2008. During 2009, the Company recognized a $15.9 million impairment charge related to its trademarks and tradenames — See Note 4 “Intangible Assets.” No impairment of the Company’s trademarks and tradenames occurred during 2010 or 2008.
Other Long-Term Assets — Other long-term assets includes deferred costs incurred in connection with the Company’s issuance of its convertible subordinated notes and revolving line of credit. These costs are amortized to Interest Expense using the effective interest method over the period from the date of issuance to the put option date (if applicable) or the contractual maturity date, whichever is earlier. Total deferred financing fees amounted to $2.0 million at December 31, 2010 and $3.0 million at January 1, 2010. The amortization of deferred fees is included in Depreciation and Amortization in the Consolidated Statements of Cash Flows.
Other long-term assets also include investments in equity securities of entities which the Company does not have the ability to exercise significant influence over and are accounted for using the cost method. Each reporting period, management evaluates these investments to determine if there are any events or circumstances that are likely to have a significant adverse effect on the fair value of the investment. Examples of such impairment indicators include, but are not limited to: a recent sale or offering of similar shares of the investment at a price below the Company’s cost basis; a significant deterioration in earnings performance; a significant adverse change in the regulatory, economic or technological environment of the investee; or a significant doubt about an investee’s ability to continue as a going concern. If an impairment indicator is identified, management will estimate the fair value of the investment and compare it to its carrying value. The estimation of fair value considers all available financial information related to the investee, including, but not limited to, valuations based on recent third-party equity investments in the investee. If the fair value of the investment is less than its carrying value, the investment is impaired and a determination as to whether the impairment is other-than-temporary is made. Impairment is deemed to be other-than-temporary unless the Company has the ability and intent to hold the investment for a period sufficient for a market recovery up to the carrying value of the investment. Further, evidence must indicate that the carrying value of the investment is recoverable within a reasonable period. For other-than-temporary impairments, an impairment loss is recognized equal to the difference between the investment’s carrying value and its fair value. During 2010, the Company recognized a $0.2 million impairment charge related to one of its cost method investments, which had a book value of $0.3 million at December 31, 2010. No impairment of the Company’s cost method investments occurred during 2009 or 2008.
The aggregate recorded amount of cost method investments at December 31, 2010 and January 1, 2010 was $11.8 million and $11.9 million, respectively. The Company has determined that these investments are not considered variable interest entities. The Company’s exposure related to these entities is limited to its recorded investment. These investments are in start-up research and development companies whose fair value is highly subjective in nature and subject to future fluctuations, which could be significant.
Subsequent event (Unaudited) — Effective January 5, 2011, the Company sold its cost method investment in IntElect Medical, Inc. (“IntElect”) in conjunction with Boston Scientific’s acquisition of IntElect. The Company obtained its ownership interest in IntElect through its acquisition of BIOMEC, Inc. in 2007 and two subsequent additional investments. The Company received $10.5 million in cash proceeds and recognized a pre-tax gain of $4.5 million in the first quarter of 2011 in connection with this transaction.

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
The Company accounts for uncertain tax positions using a more likely than not recognition threshold. The evaluation of uncertain tax positions is based on factors including, but not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position. These tax positions are evaluated on a quarterly basis. The Company recognizes interest expense related to uncertain tax positions as Interest Expense. Penalties, if incurred, are recognized as a component of Selling, General and Administrative Expenses.
The Company and its subsidiary file a consolidated U.S. federal income tax return. State tax returns are filed on a combined or separate basis depending on the applicable laws in the jurisdictions where tax returns are filed. The Company also files foreign tax returns on a separate company basis in the countries in which it operates.
Convertible Subordinated Notes — For convertible debt instruments that may be settled in cash upon conversion, such as the CSN II notes described in Note 6 “Debt,” the Company accounts for the liability and equity components of those instruments in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.
Upon issuance, the Company determined the carrying amount of the liability component of CSN II by measuring the fair value of a similar liability that does not have the associated conversion option. The carrying amount of the conversion option was then determined by deducting the fair value of the liability component from the initial proceeds received from the issuance of CSN II.
The carrying amount of the conversion option was recorded in Additional Paid-In Capital with an offset to Long-Term Debt and is being amortized using the effective interest method over the period from the date of issuance to the contractual maturity date. Deferred financing fees incurred in connection with the issuance of CSN II, were allocated proportionally to the proceeds of the liability and equity components. The deferred financing fees allocated to the debt component are being amortized using the effective interest method over the period from the date of issuance to contractual maturity date. The deferred financing fees allocated to the equity component were recorded as an offset to Additional Paid-In Capital. The amortization of discount and deferred fees related to the Company’s convertible debt instruments is included in Depreciation and Amortization in the Consolidated Statements of Cash Flows.
Derivative Financial Instruments — The Company recognizes all derivative financial instruments in its consolidated financial statements at fair value. Changes in the fair value of derivative instruments are recorded in earnings unless hedge accounting criteria are met. The Company’s interest rate swap (Note 6) and foreign currency contracts (Note 11) outstanding as of December 31, 2010 are designated as cash flow hedges. The effective portion of the changes in fair value of these cash flow hedges is recorded each period, net of tax, in Accumulated Other Comprehensive Income until the related hedged transaction occurs. Any ineffective portion of the changes in fair value of these cash flow hedges is recorded in earnings. In the event the hedged cash flow for forecasted transactions does not occur, or it becomes probable that they will not occur, the Company would reclassify the amount of any gain or loss on the related cash flow hedge to income (expense) at that time. Cash flows related to these derivative financial instruments are included in cash flows from operating activities.

Revenue Recognition — The Company recognizes revenue when it is realized or realizable and earned. This occurs when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, the buyer is obligated to pay us (i.e., not contingent on a future event), the risk of loss is transferred, there is no obligation of future performance, collectability is reasonably assured and the amount of future returns can reasonably be estimated. With regards to the Company’s customers (including distributors), those criteria are met at the time of shipment when title passes. The Company includes shipping and handling fees billed to customers in sales. Shipping and handling costs associated with inbound and outbound freight are recorded in Cost of Sales. In certain instances the Company obtains component parts for sub-assemblies from its customers that are included in the final product. These amounts were excluded from Sales and Cost of Sales recognized by the Company. The cost of these customer supplied component parts amounted to $29.9 million, $27.8 million and $35.1 million in 2010, 2009 and 2008, respectively.
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
Research and Development and Engineering Costs — Research and development costs are expensed as incurred. The primary costs are salary and benefits for personnel, material costs used in development projects and subcontracting costs. Engineering costs are expensed as incurred. Cost reimbursements for engineering services from customers for whom the Company designs products are recorded as an offset to engineering costs upon achieving development milestones specified in the contracts.
Net research, development and engineering costs are comprised of the following (in thousands):

	Year Ended
	December 31,	January 1,	January 2,
	2010	2010	2009
Research and development costs	$17,378	$17,707	$18,750

Engineering costs	34,208	26,438	22,447
Less: cost reimbursements	(6,567)	(10,583)	(9,753)

Engineering costs, net	27,641	15,855	12,694

Total research, development and engineering costs, net	$45,019	$33,562	$31,444

Acquired In-Process Research and Development — The Company defines IPR&D as the value assigned to research and development projects acquired that have not yet reached technological feasibility and have no alternative future use. The Company believes a research and development project is not technically feasible until the related products have received regulatory approval. Prior to 2009, when the Company acquired another entity, the portion of the purchase price allocated to IPR&D was immediately expensed on the acquisition date. Effective in 2009, the accounting standard applicable to business combinations changed such that IPR&D projects acquired are now required to be recognized on the balance sheet at fair value as an indefinite-lived intangible asset regardless of whether there is an alternative future use for the IPR&D. In future periods, the IPR&D intangible asset will be amortized or written-down depending on the outcome of the project similar to other indefinite-lived assets — See “Amortizing Intangible Assets” and “Impairment of Long-Lived Assets.” As of December 31, 2010, the Company does not have any IPR&D intangible assets recorded on its balance sheet.

Determining the portion of the purchase price to allocate to IPR&D requires the Company to make significant estimates. The amount of the purchase price allocated to IPR&D is determined by estimating the future cash flows of each project and discounting the net cash flows back to their present values. The discount rate used is determined at the time of acquisition in accordance with accepted valuation methods. These estimates also include consideration of the risk of the project not achieving commercial feasibility.
Stock-Based Compensation — The Company records compensation costs related to stock-based awards granted to employees based on the estimated fair value of the award on the grant date. Compensation cost for service-based awards is recognized ratably over the applicable vesting period. Compensation cost for nonmarket-based performance awards is reassessed each period and recognized based upon the probability that the performance targets will be achieved. Compensation cost for market-based performance awards is expensed each period whether the performance metrics are achieved or not.
The Company utilizes the Black-Scholes option pricing model to estimate the fair value of stock options granted. For service-based and nonmarket-based performance restricted stock and restricted stock unit awards, the fair market value of the award is determined based upon the closing value of the Company’s stock price on the grant date. For market-based performance restricted stock unit awards, the fair market value of the award is determined by utilizing a Monte Carlo simulation model, which projects the value of the Company’s stock under numerous scenarios and determines the value of the award based upon the present value of those projected outcomes.
The amount of stock-based compensation expense recognized is based on the portion of the awards that are ultimately expected to vest, excluding market and nonmarket performance award considerations discussed above. The Company estimates pre-vesting forfeitures at the time of grant by analyzing historical data and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The total expense recognized over the vesting period will only be for those awards that ultimately vest, excluding market and nonmarket performance award considerations.
Foreign Currency Translation — The Company translates all assets and liabilities of its foreign subsidiaries, where the U.S. dollar is not the functional currency, at the period-end exchange rate and translates income and expenses at the average exchange rates in effect during the period. The net effect of this translation is recorded in the consolidated financial statements as Accumulated Other Comprehensive Income. Translation adjustments are not adjusted for income taxes as they relate to permanent investments in the Company’s foreign subsidiaries. Net foreign currency transaction gains and losses included in Other (Income) Expense, Net amounted to a loss of $0.9 million for 2010 and a gain of $0.7 million and $0.1 million for 2009 and 2008, respectively.
Defined Benefit Pension Plans — The Company recognizes in its balance sheet as an asset or liability the overfunded or underfunded status of its defined benefit pension plans provided to its employees located in Switzerland and France. This asset or liability is measured as the difference between the fair value of plan assets and the benefit obligation of those plans. For a pension plan, the benefit obligation is the projected benefit obligation, which is calculated based on actuarial computations of current and future benefits for employees. Actuarial gains or losses and prior service costs or credits that arise during the period, but are not included as components of net periodic benefit expense, are recognized as a component of Accumulated Other Comprehensive Income. Pension expense is charged to operating expenses.

Earnings (Loss) Per Share (“EPS”) — Basic EPS is calculated by dividing Net Income (Loss) by the weighted average number of shares outstanding during the period. Diluted EPS is calculated by adjusting the weighted average number of shares outstanding for potential common shares, which consist of stock options, unvested restricted stock and restricted stock units and contingently convertible instruments.
Holders of the Company’s convertible subordinated notes may convert them into shares of the Company’s common stock under certain circumstances — See Note 6 “Debt.” The Company includes the effect of the conversion of these convertible notes in the calculation of diluted EPS using the if-converted method or the treasury method for instruments that may be settled in cash at the Company’s election and which the Company has the ability and intent to settle them in cash, as long as the effect is dilutive. For computation of EPS under conversion conditions, the number of diluted shares outstanding increases by the amount of shares that are potentially convertible during that period. Also, Net Income (Loss) is adjusted for the calculation to add back interest expense on the convertible notes as well as unamortized discount and deferred financing fees amortization recorded during the period.
The following table reflects the calculation of basic and diluted EPS (in thousands, except per share amounts):

	Year Ended
	December 31,	January 1,	January 2,
	2010	2010	2009
Numerator for basic EPS:
Net income (loss)	$33,138	$(9,001)	$14,148
Effect of dilutive securities:
Interest expense on convertible notes and related deferred financing fees, net of tax	241	—	—

Numerator for diluted EPS	$33,379	$(9,001)	$14,148

Denominator for basic EPS:
Weighted average shares outstanding	23,070	22,926	22,525
Effect of dilutive securities:
Convertible subordinated notes	347	—	—
Stock options and unvested restricted stock	385	—	336

Denominator for diluted EPS	23,802	22,926	22,861

Basic EPS	$1.44	$(0.39)	$0.63

Diluted EPS	$1.40	$(0.39)	$0.62

The diluted weighted average share calculations do not include the following as they are not dilutive to the EPS calculations or the performance criteria have not been met as of the reporting date:

	Year Ended
	December 31,	January 1,	January 2,
	2010	2010	2009
Time-vested stock options, restricted stock and restricted stock units	1,061,000	1,523,000	1,500,000
Performance-vested stock options and restricted stock units	609,000	1,026,000	515,000
Convertible subordinated notes	—	756,000	1,267,000

Comprehensive Income (Loss) — The Company’s comprehensive income (loss) as reported in the Consolidated Statements of Operations and Comprehensive Income (Loss) includes net income (loss), foreign currency translation adjustments, the net change in cash flow hedges, and defined benefit pension plan liability adjustments. Accumulated other comprehensive income (loss) is comprised of the following (in thousands):

	Defined		Foreign
	benefit		currency	Total
	pension plan	Cash flow	translation	pre-tax	Tax	Net-of tax-
	liability	hedges	adjustment	amount	amount	amount
Balance at January 1, 2010	$(1,455)	$(1,701)	$4,334	$1,178	$970	$2,148
Net foreign currency translation gain	—	—	7,896	7,896	—	7,896
Unrealized gain on cash flow hedges	—	371	—	371	(130)	241
Realized loss on cash flow hedges	—	1,209	—	1,209	(423)	786
Net pension liability adjustments	(559)	—	—	(559)	(42)	(601)

Balance at December 31, 2010	$(2,014)	$(121)	$12,230	$10,095	$375	$10,470

Supplemental Cash Flow Information (in thousands):

	Year Ended
	December 31,	January 1,	January 2,
	2010	2010	2009
Cash paid during the year for:
Interest	$8,498	$9,234	$10,021
Income taxes	3,826	4,473	3,811
Noncash investing and financing activities:
Net change in cash flow hedges, net of tax	$1,027	$(200)	$(906)
Common stock contributed to 401(k) Plan	—	4,015	3,472
Property, plant and equipment purchases included in accounts payable	2,614	1,259	2,762
Unsettled purchase of treasury stock	—	632	741
Shares issued in connection with business acquisition	—	—	1,473
Acquisition of non-cash assets and liabilities:
Assets acquired	$350	$—	$169,508
Liabilities assumed	—	—	58,693
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

2.	INVENTORIES
Inventories are comprised of the following (in thousands):

	December 31,	January 1,
	2010	2010
Raw material	$45,974	$54,002
Work-in-process	34,659	28,329
Finished goods	20,807	24,278

Total	$101,440	$106,609

3.	PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are comprised of the following (in thousands):

	December 31,	January 1,
	2010	2010
Manufacturing machinery and equipment	$135,108	$125,524
Buildings and building improvements	71,160	68,489
Information technology hardware and software	32,700	32,472
Leasehold improvements	17,282	17,277
Furniture and fixtures	10,475	10,259
Land and land improvements	10,332	10,175
Construction work in process	11,639	7,696
Other	808	790

	289,504	272,682
Accumulated depreciation	(143,124)	(119,081)

Total	$146,380	$153,601

Depreciation expense for property, plant and equipment during 2010, 2009 and 2008 was $26.1 million, $27.1 million and $25.5 million, respectively.
4.	INTANGIBLE ASSETS
Amortizing intangible assets are comprised of the following (in thousands):

	Gross		Foreign
	carrying	Accumulated	currency	Net carrying
	amount	amortization	translation	amount
December 31, 2010
Purchased technology and patents	$83,023	$(48,187)	$1,212	$36,048
Customer lists	46,818	(10,577)	2,119	38,360
Other	3,519	(2,862)	49	706

Total amortizing intangible assets	$133,360	$(61,626)	$3,380	$75,114

January 1, 2010
Purchased technology and patents	$82,673	$(42,289)	$399	$40,783
Customer lists	46,818	(7,264)	612	40,166
Other	3,519	(2,410)	18	1,127

Total amortizing intangible assets	$133,010	$(51,963)	$1,029	$82,076

Intangible amortization expense was $9.7 million, $10.1 million and $10.7 million for 2010, 2009 and 2008, respectively. All intangible amortization expense is included in Cost of Sales except for amortization primarily related to the Company’s customer lists, which totaled $3.8 million, $3.7 million and $3.9 million for 2010, 2009 and 2008 respectively, and is included in Selling, General and Administrative Expenses. Annual intangible amortization expense is estimated to be $9.8 million for 2011, $9.7 million for 2012, $8.9 million for 2013, $8.2 million for 2014 and $7.1 million for 2015.
As a result of the successful rebranding of the Company, during the fourth quarter of 2009, the Company wrote-down its non-Greatbatch trademarks and tradenames by $15.9 million. This charge was recorded based upon the Company’s decision to discontinue use of the associated tradenames and the Company’s determination that there would be no market participants willing to purchase the previously acquired tradenames. In addition to the above, the Company incurred expense of $0.7 million in 2009 related to its rebranding initiative, which includes additional advertising costs, and is included in Selling, General and Administrative Expenses.
The change in goodwill during 2010 is as follows (in thousands):

	Greatbatch
	Medical	Electrochem	Total
Balance at January 1, 2010	$293,983	$9,943	$303,926
Foreign currency translation	3,525	—	3,525

Balance at December 31, 2010	$297,508	$9,943	$307,451

As of December 31, 2010, no accumulated impairment loss has been recognized for the goodwill allocated to the Company’s Greatbatch Medical or Electrochem segments.
5.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities are comprised of the following (in thousands):

	December 31,	January 1,
	2010	2010
Litigation accrual	$—	$36,000
Salaries and benefits	13,104	12,605
Profit sharing and bonuses	8,443	9,544
Warranty	2,313	1,330
Other	8,224	8,517

Total	$32,084	$67,996

6.	DEBT
Long-term debt is comprised of the following (in thousands):

	December 31,	January 1,
	2010	2010
Revolving line of credit, due 2012	$50,000	$98,000
2.25% convertible subordinated notes I, due 2013	—	30,450
2.25% convertible subordinated notes II, due 2013	197,782	197,782
Unamortized discount	(27,153)	(36,810)

Total debt	220,629	289,422
Less: current portion	—	(30,450)

Total long-term debt	$220,629	$258,972

Revolving Line of Credit — The Company has a senior credit facility (the “Credit Facility”) consisting of a $235 million revolving credit facility, which can be increased to $335 million upon the Company’s request and approval by a majority of the lenders. The Credit Facility also contains a $15 million letter of credit subfacility and a $15 million swingline subfacility.
The Credit Facility is secured by the Company’s non-realty assets including cash, accounts receivable and inventories, and has an expiration date of May 22, 2012 with a one-time option to extend to April 1, 2013 at the Company’s option if no default has occurred. Interest rates under the Credit Facility are, at the Company’s option, based upon the current Base Rate, as defined in the credit agreement, or LIBOR rate plus a margin that varies with the Company’s leverage ratio, as defined in the credit agreement for the Credit Facility. If interest is paid based upon the Base Rate, the applicable margin is between minus 1.25% and 0.00%. If interest is paid based upon the LIBOR rate, the applicable margin is between 1.00% and 2.00%. The Company is required to pay a fee on any outstanding letter of credit balance equal to a margin between 1.125% and 2.125%, depending on the Company’s leverage ratio, as defined in the credit agreement. The Company is also required to pay a commitment fee between 0.125% and 0.250% per annum on the unused portion of the Credit Facility based on the Company’s leverage ratio, as defined in the credit agreement.
The Credit Facility contains limitations on the incurrence of indebtedness, liens and licensing of intellectual property, investments and certain payments. Additionally, the Credit Facility restricts payments, among other things, including limiting the repurchase of Greatbatch stock to $60 million and the ability of the Company to make cash payments upon conversion of its convertible subordinated notes. These limitations can be waived upon the Company’s request and approval of a simple majority of the lenders.
The Credit Facility requires the Company to maintain a ratio of adjusted EBITDA, as defined in the credit agreement, to interest expense of at least 3.00 to 1.00, and a total leverage ratio, as defined in the credit agreement, of not greater than 4.50 to 1.00. The calculation of adjusted EBITDA and leverage ratio excludes non-cash charges. As of December 31, 2010, the Company was in compliance with all covenants.
The Credit Facility contains customary events of default. Upon the occurrence and during the continuance of an event of default, a majority of the lenders may declare the outstanding advances and all other obligations under the Credit Facility immediately due and payable.
The weighted average interest rate on borrowings under the Company’s revolving line of credit as of December 31, 2010, which does not include the impact of the interest rate swaps described below, was 1.75%. As of December 31, 2010, the Company had $185 million of borrowing capacity available under the Credit Facility. This amount may vary from period to period based upon the debt levels of the Company as well as the level of EBITDA, which impacts the covenant calculations described above.
Interest Rate Swaps —In 2008, the Company entered into three receive floating-pay fixed interest rate swaps indexed to the six-month LIBOR rate. As of December 31, 2010, only one of these swaps remains outstanding. The objective of these swaps was to hedge against potential changes in cash flows on the Company’s outstanding revolving line of credit, which is indexed to the six-month LIBOR rate. No credit risk was hedged. The receive variable leg of the swaps and the variable rate paid on the revolving line of credit bear the same rate of interest, excluding the credit spread, and reset and pay interest on the same dates. The Company intends to continue electing the six-month LIBOR as the benchmark interest rate on the debt being hedged. If the Company repays the debt, it intends to replace the hedged item with similarly indexed forecasted cash flows.

Information regarding the outstanding interest rate swap as of December 31, 2010 is as follows (dollars in thousands):

						Current	Fair
					Pay	receive	value	Balance
	Type of	Notional	Start	End	fixed	floating	December 31,	sheet
Instrument	hedge	amount	date	date	rate	rate	2010	location
Int. rate swap	Cash flow	$50,000	7/7/2010	7/7/2011	2.16%	0.75%	$(436)	Other Current Liabilities
The estimated fair value of the interest rate swap represents the amount the Company would have to pay to terminate the contract. No portion of the change in fair value of the interest rate swaps during 2010 was considered ineffective. The amount recorded in Interest Expense related to the interest rate swaps was expense of $1.7 million and $1.4 million during 2010 and 2009, respectively, and income of $0.4 million in 2008.
Convertible Subordinated Notes — In May 2003, the Company completed a private placement of $170 million of 2.25% convertible subordinated notes, due June 15, 2013 (“CSN I”). In March 2007, the Company entered into separate, privately negotiated agreements to exchange $117.8 million of CSN I for an equivalent principal amount of a new series of 2.25% convertible subordinated notes due 2013 (“CSN II”) (collectively the “Exchange”) at a 5% discount. The primary purpose of the Exchange was to eliminate the June 15, 2010 call and put option that was included in the terms of CSN I. In connection with the Exchange, the Company issued an additional $80 million aggregate principal amount of CSN II at a price of $950 per $1,000 of principal. In December 2008, the Company entered into privately negotiated agreements under which it repurchased $21.8 million in aggregate principal amount of its outstanding CSN I at $845.38 per $1,000 of principal. The primary purpose of this transaction was to retire the notes, which contained a put option exercisable on June 15, 2010, at a discount, and resulted in a $3.2 million gain. During 2010, the holders of the remaining $30.5 million of CSN I exercised their put option and the notes were repaid with cash on hand.
CSN II bear interest at 2.25% per annum, payable semi-annually, and are due on June 15, 2013. The holders may convert the notes into shares of the Company’s common stock at a conversion price of $34.70 per share, which is equivalent to a conversion ratio of 28.8219 shares per $1,000 of principal. The conversion price and the conversion ratio will adjust automatically upon certain changes to the Company’s capitalization. CSN II were issued at a price of $950 per $1,000 of principal. The fair value of CSN II as of December 31, 2010 was approximately $192 million and is based on recent sales prices.
The effective interest rate of CSN II, which takes into consideration the amortization of the discount and deferred fees related to the issuance of these notes is 8.5%. The discount on CSN II is being amortized to the maturity date of the convertible notes utilizing the effective interest method. As of December 31, 2010, the carrying amount of the discount related to the CSN II conversion option value was $23.0 million. As of December 31, 2010, the if-converted value of the CSN II notes does not exceed their principal amount as the closing stock price of the Company’s stock of $24.15 per share did not exceed the conversion price of $34.70 per share.
The contractual interest and discount amortization for CSN II were as follows (in thousands):

	Year Ended
	December 31,	January 1,	January 2,
	2010	2010	2009
Contractual interest	$4,450	$4,450	$4,450
Discount amortization	9,657	9,038	8,461

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
Deferred Financing Fees — The following is a reconciliation of deferred financing fees for 2010 and 2009 (in thousands):

Balance at January 2, 2009	$4,096
Amortization during the year	(1,068)

Balance at January 1, 2010	3,028
Amortization during the year	(1,023)

Balance at December 31, 2010	$2,005

7.	EMPLOYEE BENEFIT PLANS
Savings Plan — The Company sponsors a defined contribution 401(k) plan, which covers substantially all of its U.S. based employees. The plan provides for the deferral of employee compensation under Section 401(k) and a discretionary Company match. In 2010, 2009 and 2008, this match was $0.35 per dollar of participant deferral, up to 6% of the total compensation for each participant. Net costs related to this defined contribution plan were $1.5 million in 2010, 2009, and 2008.

In addition to the above, under the terms of the 401(k) plan document there is an annual discretionary defined contribution equal to five percent of each employee’s eligible compensation. This amount is contributed to the 401(k) plan in the form of Company stock. Compensation cost recognized related to the defined contribution was $4.4 million in 2008. No discretionary contribution was made for fiscal years 2010 and 2009 as the Company did not meet its EPS targets for those years. As of December 31, 2010, the 401(k) Plan held 607,476 shares of Company stock.
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
Information relating to the funding position of the Company’s defined benefit pension plans as of the plans measurement date of December 31, 2010 and January 1, 2010 were as follows (in thousands):

	Year Ended
	December 31,	January 1,
	2010	2010
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$14,294	$13,439
Service cost	724	891
Interest cost	383	407
Prior service cost	143	—
Plan participants’ contributions	863	839
Actuarial (gain) loss	257	(467)
Benefits paid	(590)	(1,434)
Settlements/curtailments	(1,524)	—
Foreign currency translation	1,411	619

Projected benefit obligation at end of year	15,961	14,294

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	10,320	7,454
Employer contributions	913	2,283
Plan participants’ contributions	863	839
Actual gain (loss) on plan assets	(278)	701
Benefits paid	(559)	(1,415)
Settlements	(1,050)	—
Foreign currency translation	1,105	458

Fair value of plan assets at end of year	11,314	10,320

Projected benefit obligation in excess of plan assets at end of year	$4,647	$3,974

Pension liability classified as other current liabilities	$6	$15

Pension liability classified as long-term liabilities	$4,641	$3,959

Accumulated benefit obligation at end of year	$14,218	$12,877

Amounts recognized in accumulated other comprehensive (gain) loss:

	Year Ended
	December 31,	January 1,
	2010	2010
Net (gain) loss occurring during the year	$916	$(850)
Amortization of losses	(586)	(129)
Prior service cost	143	—
Amortization of prior service cost	(4)	—
Foreign currency translation	90	(79)

Pre-tax adjustment	559	(1,058)
Taxes	42	196

Net (gain) loss	$601	$(862)

Net pension cost is comprised of the following (in thousands):

	Year Ended
	December 31,	January 1,
	2010	2010
Service cost	$724	$891
Interest cost	383	407
Expected return on plan assets	(381)	(318)
Settlements	87	—
Recognized net actuarial loss	30	129

Net pension cost	$843	$1,109

The weighted-average rates used to determine the projected benefit obligations and net pension costs were as follows:

	Projected benefit obligation		Net pension cost
	December 31,	January 1,
	2010	2010	2010	2009	2008
Discount rate	2.9%	3.0%	3.0%	3.0%	3.6%
Salary growth	2.5%	2.5%	2.5%	2.5%	2.5%
Expected rate of return on plan assets	3.8%	4.0%	4.0%	4.0%	3.8%
Long-term inflation rate	1.5%	1.5%	1.5%	1.5%	1.1%
The discount rate used is based on the yields of foreign government bonds with a duration matching the duration of the liabilities plus approximately 50 basis points to reflect the risk of investing in corporate bonds. The expected rate of return on plan assets reflects long-term earnings expectations on existing plan assets and those contributions expected to be received during the current plan year. In estimating that rate, appropriate consideration was given to historical returns earned by plan assets in the fund and the rates of return expected to be available for reinvestment. Rates of return were adjusted to reflect current capital market assumptions and changes in investment allocations. Equity securities and fixed income securities were assumed to earn a return in the range of 7% to 8% and 2.5% to 4.5%, respectively. When these overall return expectations are applied to the pension plan’s target allocation, the expected rate of return is determined to be 3.8%.

Plan assets were comprised of the following (in thousands):

		Fair value measurements using
			Significant
		Quoted prices in	other	Significant
	At	active markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)

Cash	$84	$84	$—	$—
Equity securities:
U.S. companies	969	969	—	—
International companies	2,310	2,310	—	—
Emerging markets	464	464	—	—
Fixed income:
Government & government agencies	4,336	4,336	—	—
Corporate	1,034	1,034	—	—
Real-estate	1,081	—	1,081	—
Other	1,036	1,036	—	—

Total	$11,314	$10,233	$1,081	$—

		Fair value measurements using
			Significant
		Quoted prices in	other	Significant
	At	active markets for	observable	unobservable
	January 1,	identical assets	inputs	inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)

Cash	$830	$830	$—	$—
Equity securities:
U.S. companies	430	430	—	—
International companies	2,444	2,444	—	—
Emerging markets	496	496	—	—
Fixed income:
Government & government agencies	2,521	2,521	—	—
Corporate	2,064	1,847	217	—
Convertible	217	—	217	—
Insurance contracts	424	—	424	—
Real-estate	642	—	642	—
Other	252	—	252	—

Total	$10,320	$8,568	$1,752	$—

The fair value of Level 1 pension assets are obtained by reference to the last quoted price of the respective security on the market which it trades. The fair value of Level 2 pension assets are obtained from quoted market prices in inactive markets or valuation models with observable market data inputs to estimate fair value. These observable market data inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers and reference data.

The weighted average target and actual pension fund asset allocation as of the valuation date was as follows:

		2010
	Target	Actual
Asset Category:
Fixed income	60%	47%
Equity	25%	33%
Real-estate	5%	10%
Cash	5%	1%
Other	5%	9%

	100%	100%

The target allocation is consistent with the Company’s goal of diversifying the pension plans assets in order to preserve capital while achieving investment results that will contribute to the proper funding of pension obligations and cash flow requirements.
Estimated pension benefit payments over the next ten years are as follows (in thousands):

2011	$957
2012	941
2013	1,205
2014	1,121
2015	1,163
2016-2020	6,458
Education Assistance Program — The Company reimburses tuition, textbooks and laboratory fees for college or other job related programs for all of its U.S. based employees. The Company also reimburses college tuition for the dependent children of its full-time U.S. based employees, which vests on a straight-line basis over ten years, up to the applicable local state university tuition rate. For certain employees and executives, the dependent children benefit is not limited. Minimum academic achievement is required in order to receive reimbursement under both programs. Aggregate expenses under the programs were approximately $1.3 million, $1.5 million and $1.3 million in 2010, 2009 and 2008, respectively.
8.	STOCK-BASED COMPENSATION
Compensation costs related to stock-based payments totaled $6.9 million, $5.2 million and $6.8 million for 2010, 2009 and 2008, respectively. Of these amounts, $6.0 million, $4.4 million and $5.7 million were included in Selling, General and Administrative Expenses, respectively. The remaining stock-based compensation expense is primarily included in Cost of Sales. During 2010 and 2009, the Company reversed approximately $0.3 million and $2.6 million, respectively, of performance stock-based compensation expense as it was no longer probable that the performance metrics would be achieved on those awards. During 2010, the Company recorded $0.7 million of stock-based compensation expense related to the accelerated vesting of equity awards issued to the Company’s former Senior Vice President — Orthopaedics, who passed away during the year. Stock-based compensation expense included in the 2008 Consolidated Statements of Cash Flows includes costs recognized for stock-based awards and the annual discretionary stock contribution to the Company’s 401(k) Plan. See Note 7 — “Employee Benefit Plans.”

Summary of Plans
The Company’s 1997 Stock Option Plan, 1998 Stock Option Plan, 2002 Restricted Stock Plan and Non-Employee Directors Plan have been frozen to any new award issuances. Stock option and restricted stock awards remain outstanding under these plans.
The Company’s 2005 Stock Incentive Plan (“2005 Plan”), as amended, authorizes the issuance of up to 2,450,000 shares of equity incentive awards including nonqualified and incentive stock options, restricted stock, restricted stock units, stock bonuses and stock appreciation rights subject to the terms of the 2005 Plan. The 2005 Plan limits the amount of restricted stock, restricted stock units and stock bonuses that may be awarded in the aggregate to 850,000 shares of the 2,450,000 shares authorized by the 2005 Plan.
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
As of December 31, 2010, there were 848,595 and 256,361 shares available for future grants under the 2009 Plan and 2005 Plan, respectively. Due to the plan sub-limits, of the shares available for grant only 180,981 and 26,361 shares may be issued under the 2009 Plan and the 2005 Plan, respectively, in the form of restricted stock, restricted stock units or stock bonuses. Currently, there are not enough shares available under the Company’s stock incentive plans to fund its stock-based compensation program grants for 2011. Accordingly, the Company intends to submit a proposal to shareholders at its 2011 Annual Meeting of Stockholders requesting additional shares.
Stock Options
Stock options granted generally vest over a three or four year period. Stock options expire 10 years from the date of grant. Stock options are granted at exercise prices equal to or greater than the fair value of the Company’s common stock on the date of grant. Performance-based stock options only vest if certain performance metrics are achieved. The performance metrics generally cover a three-year performance period beginning in the year of grant and include the achievement of revenue, adjusted operating earnings and adjusted operating cash flow targets. In 2010, the Company began issuing all performance stock-based awards in the form of restricted stock units.
The Company utilizes the Black-Scholes option pricing model to determine the fair value of stock options. Management is required to make certain assumptions with respect to selected model inputs. Expected volatility is based on the historical volatility of the Company’s stock over the most recent period commensurate with the estimated expected life of the stock options. The expected life of stock options, which represents the period of time that the stock options are expected to be outstanding, is based on historical data. The expected dividend yield is based on the Company’s history and expectation of future dividend payouts. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period commensurate with the estimated expected life. If factors change and result in different assumptions, the stock option expense that the Company records for future grants may differ significantly from what the Company recorded in the current period. Stock-based compensation expense is only recorded for those awards that are expected to vest. Pre-vesting forfeiture estimates for determining appropriate stock-based compensation expense are estimated at the time of grant based on historical experience. Revisions are made to those estimates in subsequent periods if actual forfeitures differ from estimated forfeitures. For retirement eligible employees, whose awards immediately vest, a 0% forfeiture rate is used.

The weighted-average fair value and assumptions used are as follows:

	Year Ended
	December 31,	January 1,	January 2,
	2010	2010	2009
Weighted-average fair value	$8.24	$8.63	$8.38
Risk-free interest rate	2.62%	2.03%	2.91%
Expected volatility	40%	39%	39%
Expected life (in years)	5.4	5.6	5.2
Expected dividend yield	0%	0%	0%
Pre-vesting forfeiture rate	9%	9%	9%
The following tables summarize stock option activity:

			Weighted
			average
		Weighted	remaining	Aggregate
	Number of	average	contractual	intrinsic
	time-vested	exercise	life	value
	stock options	price	(in years)	(in millions)
Outstanding at December 28, 2007	1,301,167	$25.04
Granted	452,964	20.21
Exercised	(131,100)	16.85
Forfeited or Expired	(124,737)	25.21

Outstanding at January 2, 2009	1,498,294	24.28
Granted	243,920	26.53
Exercised	(13,736)	15.45
Forfeited or Expired	(366,355)	27.27

Outstanding at January 1, 2010	1,362,123	23.94
Granted	243,155	20.57
Exercised	(34,196)	19.26
Forfeited or Expired	(107,526)	24.43

Outstanding at December 31, 2010	1,463,556	$23.46	6.3	$3.2

Expected to Vest at December 31, 2010	1,421,839	$23.49	6.2	$3.1

Exercisable at December 31, 2010	1,144,997	$23.77	5.8	$2.4

			Weighted
			average
	Number of	Weighted	remaining
	performance-	average	contractual	Aggregate
	vested stock	exercise	life	intrinsic value
	options	price	(in years)	(in millions)
Outstanding at December 28, 2007	442,855	$25.08
Granted	417,888	21.88
Forfeited or Expired	(62,179)	22.24

Outstanding at January 2, 2009	798,564	23.62
Granted	310,407	26.53
Forfeited or Expired	(106,987)	24.00

Outstanding at January 1, 2010	1,001,984	24.48
Forfeited or Expired	(257,461)	26.81

Outstanding at December 31, 2010	744,523	$23.68	7.1	$0.9

Expected to Vest at December 31, 2010	363,261	$23.27	6.3	$0.5

Exercisable at December 31, 2010	216,986	$22.92	5.3	$0.3

Intrinsic value is calculated for in-the-money options (exercise price less than market price) outstanding and/or exercisable as the difference between the market price of our common shares as of December 31, 2010 ($24.15) and the weighted average exercise price of the underlying stock options, multiplied by the number of options outstanding and/or exercisable. As of December 31, 2010, $3.3 million of unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average period of approximately 2 years. Shares are distributed from the Company’s authorized but unissued reserve upon the exercise of stock options or treasury stock if available. The Company does not intend to purchase treasury shares to fund the future exercises of stock options.
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

	Year Ended
	December 31,	January 1,	January 2,
	2010	2010	2009
Intrinsic value	$112	$80	$974
Cash received	659	212	2,210
Tax (expense) benefit realized	(41)	24	313

Restricted Stock and Restricted Stock Units
Time-vested restricted stock and restricted stock unit awards granted typically vest 50% on the second fiscal year-end from the date of the award and 25% on the third and fourth fiscal year-ends from the date of the award. The following table summarizes time-vested restricted stock and stock unit activity:

		Weighted average
	Activity	fair value
Nonvested at December 28, 2007	258,134	$25.14
Shares granted	142,441	20.08
Shares vested	(194,269)	24.04
Shares forfeited	(22,541)	21.39

Nonvested at January 2, 2009	183,765	22.84
Shares granted	100,358	26.17
Shares vested	(104,412)	23.79
Shares forfeited	(18,713)	23.49

Nonvested at January 1, 2010	160,998	24.22
Shares granted	124,747	21.11
Shares vested	(147,434)	23.05
Shares forfeited	(14,925)	23.45

Nonvested at December 31, 2010	123,386	$22.57

Performance-vested restricted stock granted prior to 2010 vests upon the achievement of certain annual diluted EPS targets by the Company, or the seventh anniversary date of the award.
The performance-based restricted stock units granted in 2010 only vest if certain market-based performance metrics are achieved. The amount of shares that ultimately vest range from 0 shares to 266,478 shares based upon the total shareholder return of the Company relative to the Company’s compensation peer group over a three year performance period beginning in the year of grant.
The following table summarizes performance-vested restricted stock and stock unit activity related to the Company’s plans:

		Weighted average
	Activity	fair value
Nonvested at December 28, 2007	24,000	$23.07

Nonvested at January 2, 2009	24,000	23.07

Nonvested at January 1, 2010	24,000	23.07
Shares granted	289,654	14.43
Shares vested	(21,558)	15.12
Shares forfeited	(8,299)	14.56

Nonvested at December 31, 2010	283,797	$15.10

The fair value of time-based as well as nonmarket-based performance restricted stock and restricted stock unit awards is equal to the fair value of the Company’s stock on the date of grant. The fair value of market-based performance restricted stock unit awards is determined by utilizing a Monte Carlo simulation model, which projects the value of Greatbatch stock versus the Company’s peer group under numerous scenarios and determines the value of the award based upon the present value of these projected outcomes.
The realized tax benefit (expense) from the vesting of restricted stock and restricted stock units was $0.01 million, ($0.1 million) and $0.04 million for 2010, 2009 and 2008, respectively. As of December 31, 2010, there was $5.2 million of total unrecognized compensation cost related to the restricted stock and restricted stock unit awards. That cost is expected to be recognized over a weighted-average period of approximately 2 years.

9.	OTHER OPERATING EXPENSES, NET
Other operating expenses, net are comprised of the following (in thousands):

	Year ended
	December 31,	January 1,	January 2,
	2010	2010	2009
(a) 2005 & 2006 facility shutdowns and consolidations	$—	$—	$663
(b) 2007 & 2008 facility shutdowns and consolidations	1,348	7,069	8,347
(c) Integration costs	42	3,077	5,369
(d) Asset dispositions, severance and other	3,168	948	199

	$4,558	$11,094	$14,578

(a) 2005 & 2006 facility shutdowns and consolidations. Beginning in the first quarter of 2005 and ending in the third quarter of 2008 the Company completed the following facility shutdowns and consolidation initiatives:
•	Consolidated its medical capacitor manufacturing operations in Cheektowaga, NY and its implantable medical battery manufacturing operations in Clarence, NY into its advanced power source manufacturing facility in Alden, NY;

•	Consolidated its capacitor research, development and engineering center in Cheektowaga, NY and its Fremont, CA Advanced Research Laboratory into its technology center in Clarence, NY;

•	Consolidated the EMI filtering manufacturing in Carson City, NV and the feedthrough and electrode manufacturing in Columbia, MD facility into its Tijuana, Mexico facility; and

•	Completed a plan for consolidating its corporate and business unit organization structure. A significant portion of the annual savings from this initiative was reinvested into research and development activities and business growth opportunities.
The total cost of these projects was $24.7 million, which was incurred from 2005 to 2008, and consisted of the following:
•	Severance and retention — $7.4 million;

•	Production inefficiencies, moving and revalidation — $4.6 million;

•	Accelerated depreciation and asset write-offs — $1.1 million;

•	Personnel — $8.4 million; and

•	Other — $3.2 million.
All categories of costs were considered to be cash expenditures, except accelerated depreciation and asset write-offs. For 2008, costs relating to these initiatives were included in the Greatbatch Medical business segment.
(b) 2007 & 2008 facility shutdowns and consolidations. Beginning in the first quarter of 2007 and ending in the first quarter of 2010 the Company completed the following facility shutdowns and consolidation initiatives:
•	Consolidated its Electrochem manufacturing facilities in Canton, MA, Teterboro, NJ and Suzhou, China, into a newly constructed facility in Raynham, MA;

•	Consolidated its corporate offices in Clarence, NY into its technology center also in Clarence, NY;

•	Reorganized and consolidated various general and administrative and research and development functions throughout the organization in order to optimize those resources with the businesses it acquired in 2007 and 2008;

•	Consolidated its Orchard Park, NY (Electrochem manufacturing), Exton, PA (Orthopaedic corporate office) and Saignelegier, Switzerland (Orthopaedic manufacturing) facilities into existing facilities that had excess capacity; and

•	Consolidated its manufacturing operations in Blaine, MN into its Plymouth, MN facility.
The total cost incurred for these facility shutdowns and consolidations was $17.3 million and included the following:
•	Severance and retention — $4.4 million;

•	Production inefficiencies, moving and revalidation — $5.2 million;

•	Accelerated depreciation and asset write-offs — $5.3 million;

•	Personnel — $0.7 million; and

•	Other — $1.7 million.
All categories of costs are considered to be cash expenditures, except accelerated depreciation and asset write-offs. For 2010, costs relating to these initiatives of $0.3 million and $1.0 million were included in the Greatbatch Medical and Electrochem business segments, respectively. For 2009, costs relating to these initiatives of $1.6 million and $5.5 million were included in the Greatbatch Medical and Electrochem business segments, respectively. Costs incurred during 2008 of $0.3 million, $4.7 million and $3.3 million were included in unallocated corporate expenses, Greatbatch Medical and Electrochem business segments, respectively.
As a result of these consolidation initiatives, two Greatbatch Medical facilities and one Electrochem facility were classified as assets held for sale. These facilities were recorded at the lower of their carrying amount or estimated fair value less cost to sell. The fair value of these facilities was primarily determined by reference to recent sales data for comparable facilities taking into consideration recent offers, if any, received from prospective buyers of the facilities, which is categorized as Level 2 in the fair value hierarchy. One Greatbatch Medical and one Electrochem facility were sold in 2010, which resulted in net cash proceeds of $2.4 million. The remaining Greatbatch Medical facility, which had a fair value of $1.9 million, was reclassified to Property, Plant and Equipment, Net in 2010 as management decided to utilize this facility for future operations. For 2010, 2009 and 2008, write-downs of $1.0 million, $0.3 million and $1.7 million, respectively, were recorded relating to these facilities and were included in Other Operating Expense, Net.
Accrued liabilities related to the 2007 & 2008 facility shutdowns and consolidations are comprised of the following (in thousands):

		Production	Accelerated
	Severance	inefficiencies,	depreciation/
	and	moving and	asset write-
	retention	revalidation	offs	Personnel	Other	Total
Balance, January 2, 2009	$594	$—	$—	$—	$—	$594

Restructuring charges	1,796	2,948	671	534	1,120	7,069
Write-offs	—	—	(671)	—	—	(671)
Cash payments	(1,466)	(2,948)	—	(534)	(1,120)	(6,068)

Balance, January 1, 2010	$924	$—	$—	$—	$—	$924

Restructuring charges	(137)	153	956	76	300	1,348
Write-offs	—	—	(956)	—	—	(956)
Cash payments	(787)	(153)	—	(76)	(300)	(1,316)

Balance, December 31, 2010	$—	$—	$—	$—	$—	$—

(c) Integration costs. For 2010, 2009 and 2008, the Company incurred costs related to the integration of the companies acquired in 2007 and 2008. The integration initiatives include the implementation of the Oracle ERP system, training and compliance with Company policies as well as the implementation of lean manufacturing and six sigma initiatives. The expenses are primarily for consultants, relocation and travel costs that will not be required after the integrations are completed.
(d) Asset dispositions, severance and other. During the fourth quarter of 2010, the Company consolidated its Greatbatch Medical business. As part of this consolidation, there was a realignment of resources in which certain positions globally were eliminated and restructured. The severance charges associated with this realignment were $2.3 million of which $0.7 million were paid in the fourth quarter of 2010, with remaining amounts expected to be paid over the next twelve months. A significant portion of the annual savings as a result of this initiative will be reinvested into research and development activities with higher growth opportunities, including further investment in the Company’s systems and device projects. During 2009, the Company incurred approximately $0.6 million in severance charges in connection with various workforce reductions.
During 2010, 2009 and 2008, the Company recorded write-downs in connection with various asset disposals, which were partially offset by insurance proceeds received.
10.	INCOME TAXES
The U.S. and international components of income (loss) before provision (benefit) for income taxes were as follows (in thousands):

	Year Ended
	December 31,	January 1,	January 2,
	2010	2010	2009
U.S.	$46,217	$(15,285)	$25,946
International	3,108	(2,892)	(5,429)

	$49,325	$(18,177)	$20,517

The provision (benefit) for income taxes was comprised of the following (in thousands):

	Year Ended
	December 31,	January 1,	January 2,
	2010	2010	2009
Current:
Federal	$(671)	$827	$5,860
State	179	(177)	693
International	1,260	294	520

	768	944	7,073

Deferred:
Federal	15,409	(9,256)	3,024
State	300	(153)	(692)
International	(290)	(711)	(3,036)

	15,419	(10,120)	(704)

	$16,187	$(9,176)	$6,369

The provision (benefit) for income taxes differs from the U.S. statutory rate due to the following:

	Year Ended
	December 31,	January 1,	January 2,
	2010	2010	2009
Statutory rate	35.0%	(35.0)%	35.0%
Swiss tax holiday	—	—	(7.5)
Federal tax credits	(2.6)	(5.5)	(4.4)
Foreign rate differential	(0.8)	1.9	4.0
Uncertain tax positions	(1.3)	(7.8)	0.8
In-process research and development	—	—	3.0
State taxes, net of federal benefit	(0.3)	(1.2)	(0.9)
Valuation allowance	1.7	(0.1)	0.9
Other	1.1	(2.8)	0.1

Effective tax rate	32.8%	(50.5)%	31.0%

In its budget submission to Congress in February 2011, the Obama administration proposed changes to the manner in which the U.S. would tax the international income of U.S. based companies. While it is uncertain how the U.S. Congress may address U.S. tax policy in the future, reform of U.S. taxation, including taxation of international income, continues to be a topic of discussion for Congress. A significant change to the U.S. tax system, including changes to the taxation of international income, could have a material effect on the Company’s effective tax rate.
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

Deferred tax assets (liabilities) consist of the following (in thousands):

	As of
	December 31,	January 1,
	2010	2010
Tax credits	$5,896	$5,318
Net operating loss carryforwards	4,617	4,189
Inventories	4,575	4,139
Accrued expenses	2,563	15,871
Stock-based compensation	5,358	5,711
Other	507	807

Gross deferred tax assets	23,516	36,035
Less valuation allowance	(6,482)	(5,656)

Net deferred tax assets	17,034	30,379

Property, plant and equipment	(713)	(3,471)
Intangible assets	(40,082)	(35,808)
Convertible subordinated notes	(31,218)	(28,789)

Gross deferred tax liabilities	(72,013)	(68,068)

Net deferred tax liability	$(54,979)	$(37,689)

Presented as follows:
Current deferred tax asset	$7,398	$13,896
Current deferred tax liability	(514)	—
Noncurrent deferred tax asset	2,427	2,458
Noncurrent deferred tax liability	(64,290)	(54,043)

Total net deferred tax liability	$(54,979)	$(37,689)

As of December 31, 2010, the Company has the following carryforwards available:

	Tax			Begin to
Jurisdiction	attribute	Amount		expire
U.S.	Net Operating Loss	$2.9 million	(1)	2022
Switzerland	Net Operating Loss	11.9 million	(1)	2011
State	Net Operating Loss	20.2 million	(1)	Various
U.S. and State	R&D Credit	1.0 million		Various
State	Investment Tax Credit	4.9 million		Various

(1)	These tax attributes were acquired primarily as part of the Precimed acquisition in 2008. The utilization of certain net operating losses and credits is subject to an annual limitation under Internal Revenue Code Section 382.

Certain federal and state net operating loss carryforwards and tax credits per the income tax returns filed included uncertain tax positions taken in prior years. Due to the application of the accounting for uncertain tax positions, the actual tax attributes are larger than the net operating losses and tax credits for which a deferred tax asset is recognized for financial statement purposes.
In assessing the realizability of deferred tax assets, management considers, within each taxing jurisdiction, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the consideration of the weight of both positive and negative evidence, management has determined that a portion of the deferred tax assets as of December 31, 2010 and January 1, 2010 related to certain state investment tax credits and net operating losses will not be realized.
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
Below is a summary of changes to the unrecognized tax benefit (in thousands):

	Year Ended
	December 31,	January 1,	January 2,
	2010	2010	2009
Balance, beginning of year	$3,418	$5,686	$1,678
Additions based upon tax positions related to the current year	300	396	699
Additions recorded as part of business combinations	—	—	3,979
Reductions related to prior period tax positions	222	(1,185)	(373)
Reductions relating to settlements with tax authorities	—	(700)	(233)
Reductions as a result of a lapse of the applicable statute of limitations	(1,184)	(779)	(64)

Balance, end of year	$2,756	$3,418	$5,686

The tax years that remain open and subject to tax audits varies depending on the tax jurisdiction. The consolidated federal 2008 and 2009 tax years remain open for examination.
It is reasonably possible that a reduction in the range of $0.0 million to $1.0 million of the balance of unrecognized tax benefits may occur within the next 12 months as a result of the lapse of the statute of limitations. As of the end of 2010, approximately $1.8 million of unrecognized tax benefits would favorably impact the effective tax rate (net of federal benefit on state issues), if recognized.
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

As previously reported, in 2002, a former Electrochem customer, Input/Output, Inc., now known as ION Geophysical Corporation (“Input/Output”), commenced an action against the Company. After trial in September 2009, a jury found in favor of Input/Output on fraud, unfair trade practices and breach of contract claims and awarded damages in the amount of $21.7 million. The final judgment in the matter included an award of prejudgment interest bringing the total judgment to approximately $33 million. During 2009, the Company accrued $34.5 million in connection with the Electrochem Litigation. The Company’s post-trial motion for a new trial was denied, and the Company appealed the judgment to the Louisiana Court of Appeal. In December 2010, the Company entered into a settlement agreement with Input/Output. Under terms of this agreement, Input/Output released the Company of any liability in connection with the jury verdict and in return for that release, the Company paid Input/Output $25 million. In the fourth quarter of 2010, the Company recognized a gain for the remaining $9.5 million of the previous accrual.
As previously reported, on June 12, 2006, Enpath Medical, Inc. (“Enpath”), a subsidiary of the Company that has since been merged into Greatbatch Ltd., was named as defendant in a patent infringement action filed by Pressure Products Medical Supplies, Inc. (“Pressure Products”). After trial, a jury found that Enpath infringed the Pressure Products patents, but not willfully, and awarded damages in the amount of $1.1 million. The Company appealed the judgment to the U.S. Court of Appeals for the Federal Circuit and countersued Pressure Products for violation of federal and state unfair competition laws. In August 2010, Pressure Products and the Company settled the patent infringement action. In exchange for a cash payment by the Company of $1.5 million, Pressure Products agreed not to sue on the products at issue in that case. The settlement agreement eliminated any restrictions on the Company’s ability to sell its FlowGuard and OptiSeal Introducer products. As part of the settlement, the litigation commenced by the Company against Pressure Products was also dismissed.
License agreements — The Company is a party to various license agreements for technology that is utilized in certain of its products. The most significant of these agreements are the licenses for basic technology used in the production of wet tantalum capacitors, filtered feedthroughs and MRI compatible lead systems. Expenses related to license agreements were $2.5 million, $3.3 million and $3.0 million, for 2010, 2009 and 2008, respectively, and are included in Cost of Sales.
Product Warranties — The change in product warranty liability was comprised of the following (in thousands):

	Year Ended
	December 31,	January 1,
	2010	2010
Beginning balance	$1,330	$1,395
Additions to warranty reserve	2,237	668
Warranty claims paid	(1,285)	(733)
Foreign currency effect	31	—

Ending balance	$2,313	$1,330

Operating Leases — The Company is a party to various operating lease agreements for buildings, equipment and software. The Company incurred operating lease expense of $3.1 million, $3.4 million, and $3.8 million, in 2010, 2009 and 2008, respectively. Minimum future annual operating lease payments are $2.4 million in 2011; $2.2 million in 2012; $2.1 million in 2013; $2.2 million in 2014; $1.8 million in 2015 and $4.7 million thereafter. The Company primarily leases buildings, which accounts for the majority of the future lease payments. Lease expense includes the effect of escalation clauses and leasehold improvement incentives which are accounted for ratably over the lease term.
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
Purchase Commitments — Contractual obligations for the purchase of goods or services are defined as agreements that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase orders are normally based on our current capital and manufacturing needs and are fulfilled by our vendors within short time horizons. We enter into blanket orders with vendors that have preferred pricing and terms, however these orders are normally cancelable by us without penalty. As of December 31, 2010, the total contractual obligation related to such expenditures is $18.6 million, the majority of which is expected to be paid in 2011 and will be financed by cash and cash equivalents or financing under the Credit Facility. We also enter into contracts for outsourced services; however, the obligations under these contracts were not significant and the contracts generally contain clauses allowing for cancellation without significant penalty.
Foreign Currency Contracts — In December 2007 and January 2008, the Company entered into forward contracts to purchase Swiss francs in order to fund the purchase of Precimed. In January 2008, the Company entered into an additional Euro Dollar forward contract in order to fund the purchase of the Chaumont Facility. The net result of the above contracts, which were settled upon the funding of the respective acquisitions, was a gain of $2.4 million, $1.6 million of which was recorded in 2008 as Other (Income) Loss, Net.
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
In December 2009 and February 2010, the Company entered into forward contracts to purchase 6.6 million and 3.3 million, respectively, Mexican pesos per month through December 2010 at an exchange rate of 13.159 pesos and 13.1595 pesos per one U.S. dollar, respectively. These contracts were entered into in order to hedge the risk of peso-denominated payments associated with the operations at the Company’s Tijuana, Mexico facility for 2010 and were accounted for as cash flow hedges.
In July 2010, the Company entered into forward contracts to purchase 6.6 million Mexican pesos per month from January 2011 to December 2011 at an exchange rate of 13.2231 pesos per one U.S. dollar. This contract was entered into in order to hedge the risk of peso-denominated payments associated with a portion of the operations at the Company’s Tijuana, Mexico facility for 2011 and are being accounted for as a cash flow hedge.

The amount recorded as a reduction of Cost of Sales during 2010 and 2009 related to these forward contracts was $0.5 million and $0.6 million, respectively. As of December 31, 2010, the Company’s outstanding forward contracts had a positive fair value of $0.3 million, which is recorded within Prepaid Expenses and Other Current Assets. No portion of the change in fair value of the Company’s foreign currency contracts during 2010 or 2009 was considered ineffective.
Subsequent event (Unaudited) — In February 2011, the Company entered into forward contracts to purchase 3.7 million Mexican pesos per month from March 2011 to December 2011 at an exchange rate of 12.2761 pesos per one U.S. dollar. This contract was entered into in order to hedge the risk of peso-denominated payments associated with a portion of the operations at the Company’s Tijuana, Mexico facility for 2011 and are being accounted for as a cash flow hedge.
Self-Insured Medical Plan — In 2010, the Company began self-funding the medical insurance coverage for all of its U.S. based employees. The risk to the Company is being limited through the use of stop loss insurance, which for 2010 had an annual deductible of $0.2 million per covered participant with losses covered up to $4.8 million per covered person. The maximum aggregate loss (i.e. sum of all claims under the $0.2 million deductible) was limited to $9.9 million with a maximum benefit of $1.0 million. For 2011, the annual maximum aggregate loss was raised to $14.2 million and there is no longer a maximum benefit for specific losses per covered person. As of December 31, 2010, the Company has $2.1 million accrued related to the self-insured medical plan, which is recorded within Accrued Expenses.
12.	FAIR VALUE MEASUREMENTS
Fair value measurement standards apply to certain financial assets and liabilities that are measured at fair value on a recurring basis (each reporting period). For the Company, these financial assets and liabilities include its derivative instruments. The Company does not have any nonfinancial assets or liabilities that are measured at fair value on a recurring basis. A summary of the valuation methodologies for assets and liabilities measured on a recurring basis is as follows:
Foreign currency contracts — The fair value of foreign currency contracts are determined through the use of cash flow models that utilize observable market data inputs to estimate fair value. These observable market data inputs include spot and forward foreign currency exchange rates, interest rates and credit spread curves. In addition to the above, the Company receives fair value estimates from the foreign currency contract counterparty to verify the reasonableness of the Company’s estimates. This fair value calculation was categorized in Level 2 of the fair value hierarchy.
Interest rate swap — The fair value of the Company’s interest rate swap is determined through the use of a cash flow model that utilizes observable market data inputs. These observable market data inputs include LIBOR, swap rates, and credit spread curves. In addition to the above, the Company receives a fair value estimate from the interest rate swap counterparty to verify the reasonableness of the Company’s estimate. This fair value calculation was categorized in Level 2 of the fair value hierarchy.

The following tables provide information regarding assets and liabilities recorded at fair value on a recurring basis (in thousands):

		Quoted	Significant
		prices in	other	Significant
	At	active	observable	unobservable
	December 31,	markets	inputs	inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Assets
Foreign currency contracts (Note 11)	$315	$—	$315	$—
Liabilities
Interest rate swap (Note 6)	436	—	436	—

		Quoted	Significant
		prices in	other	Significant
	At	active	observable	unobservable
	January 1,	markets	inputs	inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Liabilities
Foreign currency contracts	$89	$—	$89	$—
Interest rate swaps	1,612	—	1,612	—
Fair value standards also apply to certain nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis. For example, certain long-lived assets such as goodwill, intangible assets and property, plant and equipment are measured at fair value in connection with business combinations or when an impairment is recognized and the related assets are written down to fair value. A summary of the valuation methodologies for assets and liabilities measured on a nonrecurring basis is as follows:
Property, plant and equipment, net — During 2010, one Greatbatch Medical facility, which was previously classified as an asset held for sale, was reclassified to Property, Plant and Equipment, Net as management decided to utilize this facility for future operations. This building was recorded at fair value at the date of reclassification and is now being amortized on a straight-line basis over its remaining estimated useful life. The fair value was determined by reference to recent sales data for comparable facilities. This fair value calculation was categorized in Level 2 of the fair value hierarchy.
Cost method investment — The Company holds investments in equity securities that are accounted for as cost method investments, which are classified as Other Long-Term Assets, and are measured at fair value only if certain events or circumstances occur that have a significant adverse effect on the fair value of the investment. During 2010, one cost method investment was written down by $0.2 million as it was determined that its book value exceeded its fair value. The fair value of this investment was determined by reference to recent sales data of similar shares to independent parties in an inactive market. This fair value calculation was categorized in Level 2 of the fair value hierarchy.
Asset held for sale — Assets held for sale are recorded at the lower of their carrying amount or estimated fair value less cost to sell. For the properties written-down in 2009, the fair value was determined by reference to recent sales data for comparable facilities taking into consideration recent offers, if any, received from prospective buyers of the facility. This fair value calculation was categorized in Level 2 of the fair value hierarchy.

The following tables provide information regarding assets and liabilities recorded at fair value on a nonrecurring basis (in thousands):

		Quoted	Significant
		prices in	other	Significant
	At	active	observable	unobservable
	December 31,	markets	inputs	inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Assets
Property, plant and equipment, net (Note 9)	$1,908	$—	$1,908	$—
Cost method investment	317	—	317	—

		Quoted	Significant
		prices in	other	Significant
	At	active	observable	unobservable
	January 1,	markets	inputs	inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Assets
Assets held for sale (Note 9)	$3,207	$—	$3,207	$—
Convertible subordinated notes — The fair value of the Company’s convertible subordinated notes disclosed in Note 6 “Debt” were determined by reference to recent third-party transactions for the Company’s notes in an inactive market. The Company’s convertible subordinated notes are categorized in Level 2 of the fair value hierarchy.
Pension plan assets — The fair value of the Company’s pension plan assets disclosed in Note 7 “Employee Benefit Plans” are determined based upon quoted market prices in active markets, quoted market prices in inactive markets or multidimensional relational models with observable market data inputs to estimate fair value. These observable market data inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers and reference data. The Company’s pension plan assets are categorized in Level 1 or Level 2 of the fair value hierarchy.
13.	STOCKHOLDER RIGHTS PLAN
On March 1, 2002, the Company’s Board of Directors adopted a stockholder rights plan and declared a dividend distribution of one preferred stock purchase right for each outstanding share of common stock. The dividend was paid to stockholders as of April 30, 2002. Each right, once exercisable, entitles the registered holder to purchase from the Company one one-hundredth of a share of preferred stock of the Company.
Under the rights plan, the rights initially trade together with the common stock and are not exercisable. In the absence of further action by the Board of Directors, the rights will become exercisable if a person or group acquires 15 percent or more of the outstanding shares of common stock or a person or group announces its intent to commence a tender or exchange offer without the prior approval of the Board of Directors.
The rights plan includes an exchange option. In general, after the rights become exercisable, the Board of Directors may, at its option, affect an exchange of part or all of the rights at a ratio of one share of Common Stock for each right, subject to adjustment in certain circumstances. The rights are also redeemable at any time prior to the time they become exercisable for $0.001 per right, subject to adjustment in certain circumstances.

Unless earlier amended, redeemed or exchanged, the rights will expire on March 18, 2012. The issuance of the rights was not a taxable event, does not affect our reported financial condition or results of operations, including our EPS, and does not change the manner in which our common stock is traded.
14.	BUSINESS SEGMENT INFORMATION
The Company operates its business in two reportable segments — Greatbatch Medical and Electrochem. The Greatbatch Medical segment designs and manufactures systems, components and devices for the CRM, Neuromodulation, Vascular Access and Orthopaedic markets. The Company’s products include: 1) batteries, capacitors, filtered and unfiltered feedthroughs, engineered components and enclosures used in Implantable Medical Devices; 2) instruments and delivery systems used in hip and knee replacement, trauma and spine surgeries as well as hip, knee and shoulder implants; and 3) introducers, catheters, steerable sheaths and implantable stimulation leads. Additionally, Greatbatch Medical offers value-added assembly and design engineering services for medical systems and devices within the markets in which it operates.
Electrochem is a leader in technology solutions for critical industrial applications, including customized battery power and wireless sensing systems for demanding applications in markets such as energy, security, portable medical, environmental monitoring and more.
The Company defines segment income (loss) from operations as sales less cost of sales and expenses attributable to segment-specific selling, general and administrative, research, development and engineering expenses, and other operating expenses. Segment income (loss) also includes a portion of non-segment specific selling, general and administrative expenses based on allocations appropriate to the expense categories. The remaining unallocated operating expenses are primarily corporate headquarters and administrative function expenses. Transactions between the two segments are not significant. Segment assets include accounts receivable, inventories, net property, plant and equipment, amortizing intangible assets and goodwill. Corporate assets consist primarily of cash and cash equivalents, non-segment specific deferred income taxes, and net property, plant and equipment. The accounting policies of the segments are the same as those described and referenced in Note 1 “Summary of Significant Accounting Policies.” Sales by geographic area are presented by attributing sales from external customers based on where the products are shipped.
The Greatbatch Medical segment results for 2009 include a $15.9 million intangible asset write-down (See Note 4). The Electrochem operating results include a $9.5 million gain and a $34.5 million charge related to the Electrochem Litigation (See Note 11) in 2010 and 2009, respectively. The 2008 Greatbatch Medical segment results include $6.2 million and $2.2 million of inventory step-up amortization and IPR&D expense, respectively, related to the acquisitions in 2007 and 2008. Electrochem segment results for 2008 include $0.2 million of inventory step-up amortization related to an acquisition in 2007.

An analysis and reconciliation of the Company’s business segment and product line information to the respective information in the consolidated financial statements is presented below (in thousands):

	Year Ended
	December 31,	January 1,	January 2,
	2010	2010	2009
Sales:
Greatbatch Medical
CRM/Neuromodulation	$303,521	$305,354	$286,251
Vascular Access	38,000	35,816	39,443
Orthopaedic	118,748	113,897	142,446

Total Greatbatch Medical	460,269	455,067	468,140
Electrochem	73,156	66,754	78,504

Total sales	$533,425	$521,821	$546,644

	Year Ended
	December 31,	January 1,	January 2,
	2010	2010	2009
Segment income (loss) from operations:
Greatbatch Medical	$62,477	$46,270	$49,760
Electrochem	22,195	(32,734)	9,499

Total segment income from operations	84,672	13,536	59,259
Unallocated operating expenses	(15,678)	(12,488)	(24,365)

Operating income as reported	68,994	1,048	34,894
Unallocated other expense	(19,669)	(19,225)	(14,377)

Income (loss) before provision (benefit) for income taxes as reported	$49,325	$(18,177)	$20,517

	Year Ended
	December 31,	January 1,	January 2,
	2010	2010	2009
Depreciation and amortization:
Greatbatch Medical	$28,117	$29,869	$36,987
Electrochem	2,660	2,860	2,748

Total depreciation and amortization included in segment income from operations	30,777	32,729	39,735
Unallocated depreciation and amortization	15,670	14,500	12,433

Total depreciation and amortization	$46,447	$47,229	$52,168

	Year Ended
	December 31,	January 1,	January 2,
	2010	2010	2009
Expenditures for tangible long-lived assets, excluding acquisitions:
Greatbatch Medical	$15,088	$11,261	$11,414
Electrochem	763	910	19,602

Total reportable segments	15,851	12,171	31,016
Unallocated long-lived tangible assets	1,120	7,040	16,562

Total expenditures	$16,971	$19,211	$47,578

	As of
	December 31,	January 1,
	2010	2010
Identifiable assets, net:
Greatbatch Medical	$641,591	$663,539
Electrochem	71,480	79,157

Total reportable segments	713,071	742,696
Unallocated assets	63,905	87,847

Total assets	$776,976	$830,543

	Year Ended
	December 31,	January 1,	January 2,
	2010	2010	2009
Sales by geographic area:
United States	$243,827	$245,974	$266,985
Non-domestic countries:
Puerto Rico	88,369	76,823	56,941
Belgium	58,014	29,431	—
United Kingdom & Ireland	56,903	66,255	75,917
France	6,318	37,373	74,670
All other	79,994	65,965	72,131

Consolidated sales	$533,425	$521,821	$546,644

	As of
	December 31,	January 1,
	2010	2010
Long-lived tangible assets:
United States	$126,519	$132,605
Foreign countries	36,095	38,478

Consolidated long-lived assets	$162,614	$171,083

A significant portion of the Company’s sales and accounts receivable were to four customers as follows:

	Sales			Accounts Receivable
	Year Ended			As of
	December 31,	January 1,	January 2,	December 31,	January 1,
	2010	2010	2009	2010	2010
Customer A	21%	22%	17%	15%	13%
Customer B	19%	17%	14%	13%	19%
Customer C	12%	12%	12%	8%	5%
Customer D	10%	12%	13%	14%	11%

Total	62%	63%	56%	50%	48%

15.	QUARTERLY SALES AND EARNINGS DATA — UNAUDITED

	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.
	(in thousands, except per share data)
2010
Sales	$133,111	$127,490	$140,795	$132,029
Gross profit	44,464	41,994	45,459	41,664
Net income (1)	13,839	5,964	7,788	5,547
EPS — basic	0.60	0.26	0.34	0.24
EPS — diluted	0.59	0.25	0.33	0.24

2009
Sales	$125,808	$121,470	$134,725	$139,818
Gross profit	41,646	39,137	41,472	44,164
Net income (loss) (1)(2)	(1,534)	(20,693)	6,562	6,664
EPS — basic	(0.07)	(0.90)	0.29	0.29
EPS — diluted	(0.07)	(0.90)	0.28	0.28

(1)	Net gain (loss) in the 2010 fourth quarter and 2009 third quarter, respectively, includes the impact of the Electrochem Litigation. See Note 11 “Commitments and Contingencies.”

(2)	Net loss in the 2009 fourth quarter includes the write-down of intangible assets. See Note 4 “Intangible Assets.”

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Management’s Report on Internal Control Over Financial Reporting is incorporated by reference into this Item 9A from the report appearing at Part II, Item 8, “Financial Statements and Supplementary Data.”
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
Our disclosure controls and procedures have been designed to provide reasonable assurance that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Based on their evaluation, as of December 31, 2010, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.
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
The identification of each of the Registrant’s directors is incorporated by reference to the caption “Election of Directors” contained in the Company’s definitive Proxy Statement for its 2011 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or about April 14, 2011.
The identification of the Company’s executive officers is presented under the caption “Executive Officers of the Company” contained in Part I of this Annual Report on Form 10-K.
The other information required by Item 10 is incorporated by reference to the Company’s definitive Proxy Statement for its 2011 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or about April 14, 2011.

ITEM 11.	EXECUTIVE COMPENSATION
Information regarding executive compensation in the Proxy Statement for the 2011 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding security ownership of certain beneficial owners in the Proxy Statement for the 2011 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information regarding certain relationships and related transactions, and director independence in the Proxy Statement for the 2011 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information regarding the fees paid to and services provided by Deloitte & Touche LLP, the Company’s independent registered public accounting firm, in the Proxy Statement for the 2011 Annual Meeting of Stockholders is incorporated herein by reference.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	LIST OF DOCUMENTS FILED AS PART OF THIS REPORT
(1)	Financial statements and financial statement schedules filed as part of this Annual Report on Form 10-K. See Part II, Item 8. “Financial Statements and Supplementary Data.”
(2)	The following financial statement schedule is included in this report on Form 10-K (in thousands):

Schedule II — Valuation and Qualifying Accounts

	Col. B	Additions						Col. E
	Balance at			Charged to		Col. D		Balance at
Col. A	Beginning	Charged to		Other Accounts-		Deductions -		End of
Description	of Period	Costs & Expenses		Describe		Describe		Period
December 31, 2010
Allowance for doubtful accounts	$2,452	$(64)		$35	(4)	$(593	) (2)	$1,830
Valuation allowance for deferred income tax assets	$5,656	$761	(1)	$65	(4)	$—		$6,482
January 1, 2010
Allowance for doubtful accounts	$1,603	$961		$—		$(112	)(2)	$2,452
Valuation allowance for deferred income tax assets	$4,485	$1,171	(1)	$—		$—		$5,656
January 2, 2009
Allowance for doubtful accounts	$758	$590		$374	(3)	$(119	) (2)	$1,603
Valuation allowance for deferred income tax assets	$3,969	$—		$580	(3)	$(64	) (1)	$4,485

(1)	Valuation allowance recorded in the provision for income taxes for certain net operating losses and tax credits.

(2)	Accounts written off, net of collections on accounts receivable previously written off.

(3)	Balances recorded as a part of our 2008 acquisition of P Medical Holding SA.

(4)	Foreign currency translation effect.
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

Dated: March 1, 2011	By	/s/ Thomas J. Hook
Thomas J. Hook (Principal Executive Officer)
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Thomas J. Hook Thomas J. Hook	President & Chief Executive Officer & Director	March 1, 2011

/s/ Thomas J. Mazza Thomas J. Mazza	Senior Vice President & Chief Financial Officer (Principal Financial Officer)	March 1, 2011

/s/ Marco F. Benedetti Marco F. Benedetti	Corporate Controller (Principal Accounting Officer)	March 1, 2011

/s/ Bill R. Sanford Bill R. Sanford	Chairman	March 1, 2011

/s/ Pamela G. Bailey Pamela G. Bailey	Director	March 1, 2011

/s/ Michael Dinkins Michael Dinkins	Director	March 1, 2011

/s/ Kevin C. Melia Kevin C. Melia	Director	March 1, 2011

/s/ Dr. Joseph A. Miller, Jr. Dr. Joseph A. Miller, Jr.	Director	March 1, 2011

/s/ Peter H. Soderberg Peter H. Soderberg	Director	March 1, 2011

/s/ William B. Summers, Jr. William B. Summers, Jr.	Director	March 1, 2011

/s/ Dr. Helena S. Wisniewski Dr. Helena S. Wisniewski	Director	March 1, 2011

EXHIBIT INDEX

EXHIBIT
NUMBER		DESCRIPTION

3.1		Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to our quarterly report on Form 10-Q for the period ended June 27, 2008).

3.2		Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our annual report on Form 10-K for the period ended January 1, 2010).

4.1		Indenture for 2 1/4% Convertible Subordinated Debentures Due 2013 dated as of March 28, 2007 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on March 29, 2007).

4.2		First Supplemental Indenture dated April 2, 2007 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on April 4, 2007).

4.3
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

10.8
Amendment No. 1 to Credit Agreement dated as of December 20, 2007 by and among Greatbatch Ltd., the lenders party thereto and Manufacturers and Traders Trust Company, as administrative agent. (incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K for the year ended January 1, 2010)

10.9
Amendment No. 2 to Credit Agreement dated as of November 4, 2008 by and among Greatbatch Ltd., the lenders party thereto and Manufacturers and Traders Trust Company, as administrative agent. (incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-K for the year ended January 1, 2010)

10.10
Amendment No. 3 to Credit Agreement dated as of March 31, 2009 by and among Greatbatch Ltd., the lenders party thereto and Manufacturers and Traders Trust Company, as administrative agent (incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K for the year ended January 1, 2010).

EXHIBIT
NUMBER		DESCRIPTION

10.11
Amendment No. 4 to Credit Agreement dated as of October 30, 2009 by and among Greatbatch Ltd., the lenders party thereto and Manufacturers and Traders Trust Company, as administrative agent (incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K for the year ended January 1, 2010).

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

10.15	#
Form of Change of Control Agreement, dated August 14, 2006, between Greatbatch, Inc. and our executive officers (Thomas J. Hook, Thomas J. Mazza, Mauricio Arellano, Susan M. Bratton, Michelle Graham and Timothy G. McEvoy).

10.16	#	Employment Agreement dated April 10, 2010 between Greatbatch, Inc. and Thomas J. Hook (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 13, 2010).

10.17	#	2005 Stock Incentive Plan (incorporated by reference to Exhibit B to our Definitive Proxy Statement on Schedule 14A filed on April 20, 2007).

10.18	#	2009 Stock Incentive Plan (incorporated by reference to Exhibit A to our Definitive Proxy Statement on Schedule 14A filed on April 13, 2009).

10.19	#	Form of Restricted Stock Award Letter (incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K for the year ended December 30, 2005).

10.20	#	Form of Incentive Stock Option Award Letter (incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K for the year ended December 30, 2005).

10.21	#	Form of Nonqualified Option Award Letter (incorporated by reference to Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 30, 2005).

10.22	#	Form of Stock Option Award Letter (incorporated by reference to Exhibit 10.25 to our Annual Report on Form 10-K for the year ended December 30, 2005).

10.23	+
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

EXHIBIT
NUMBER		DESCRIPTION

12.1	*	Ratio of Earnings to Fixed Charges (Unaudited)

21.1	*	Subsidiaries of Greatbatch, Inc.

23.1	*	Consent of Independent Registered Public Accounting Firm

31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1	**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Portions of those exhibits marked “+” have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

*	- Filed herewith.

**	- Furnished herewith.

#	- Indicates exhibits that are management contracts or compensation plans or arrangements required to be filed pursuant to Item 14(c) of Form 10-K.