Form 10-Q
period 2011-04-01
GREATBATCH, INC.
filed 2011-05-10
CIK 1114483

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2011
Commission File Number 1-16137
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
The number of shares outstanding of the Company’s common stock, $0.001 par value per share, as of May 10, 2011 was: 23,304,012 shares.

Greatbatch, Inc.
Table of Contents for Form 10-Q
As of and for the Quarterly Period Ended April 1, 2011

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
GREATBATCH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS — Unaudited
(in thousands except share and per share data)

	As of
	April 1,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$51,678	$22,883
Accounts receivable, net of allowance for doubtful accounts of $2.0 million in 2011 and $1.8 million in 2010	81,964	70,947
Inventories	102,738	101,440
Refundable income taxes	—	2,763
Deferred income taxes	7,265	7,398
Prepaid expenses and other current assets	6,400	6,078

Total current assets	250,045	211,509
Property, plant and equipment, net	146,949	146,380
Amortizing intangible assets, net	73,148	75,114
Trademarks and tradenames	20,288	20,288
Goodwill	308,123	307,451
Deferred income taxes	2,249	2,427
Other assets	7,740	13,807

Total assets	$808,542	$776,976

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,318	$27,989
Income taxes payable	2,081	—
Deferred income taxes	607	514
Accrued expenses and other current liabilities	32,587	32,084

Total current liabilities	72,593	60,587
Long-term debt	223,145	220,629
Deferred income taxes	64,957	64,290
Other long-term liabilities	4,756	4,641

Total liabilities	365,451	350,147
Stockholders’ equity:
Preferred stock, $0.001 par value, authorized 100,000,000 shares; no shares issued or outstanding in 2011 or 2010	—	—
Common stock, $0.001 par value, authorized 100,000,000 shares; 23,347,309 shares issued and 23,302,625 shares outstanding in 2011 23,319,492 shares issued and 23,256,897 shares outstanding in 2010	23	23
Additional paid-in capital	299,817	298,405
Treasury stock, at cost, 44,684 shares in 2011 and 62,595 shares in 2010	(1,048)	(1,469)
Retained earnings	131,344	119,400
Accumulated other comprehensive income	12,955	10,470

Total stockholders’ equity	443,091	426,829

Total liabilities and stockholders’ equity	$808,542	$776,976

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREATBATCH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME — Unaudited
(in thousands except per share data)

	Three Months Ended
	April 1,	April 2,
	2011	2010

Sales	$148,834	$132,029
Cost of sales	101,664	90,365

Gross profit	47,170	41,664
Operating expenses:
Selling, general and administrative expenses	18,649	15,652
Research, development and engineering costs, net	10,388	11,024
Other operating expenses, net	167	992

Total operating expenses	29,204	27,668
Operating income	17,966	13,996
Interest expense	4,274	5,148
Interest income	(8)	(2)
Gain on sale of cost method investment	(4,549)	—
Other expense, net	422	316

Income before provision for income taxes	17,827	8,534
Provision for income taxes	5,883	2,987

Net income	$11,944	$5,547

Earnings per share:
Basic	$0.51	$0.24
Diluted	$0.51	$0.24

Weighted average shares outstanding:
Basic	23,200	23,044
Diluted	23,587	23,907

Comprehensive income:
Net income	$11,944	$5,547
Foreign currency translation gain (loss)	2,215	(3,194)
Net change in cash flow hedges, net of tax	270	473

Comprehensive income	$14,429	$2,826

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREATBATCH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — Unaudited
(in thousands)

	Three Months Ended
	April 1,	April 2,
	2011	2010
Cash flows from operating activities:
Net income	$11,944	$5,547
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,599	11,767
Stock-based compensation	2,747	1,092
Gain on sale of cost method investment	(4,549)	—
Other non-cash losses	172	622
Deferred income taxes	1,037	1,934
Changes in operating assets and liabilities:
Accounts receivable	(10,131)	(506)
Inventories	(712)	75
Prepaid expenses and other current assets	(80)	1,856
Accounts payable	8,189	1,912
Accrued expenses and other current liabilities	7	(3,981)
Income taxes payable	4,783	898

Net cash provided by operating activities	25,006	21,216

Cash flows from investing activities:
Acquisition of property, plant and equipment	(6,047)	(3,066)
Proceeds from sale of property, plant and equipment	—	1,092
Proceeds from sale of cost method investments, net	10,365	—
Other investing activities	(98)	7

Net cash provided by (used in) investing activities	4,220	(1,967)

Cash flows from financing activities:
Issuance of common stock	409	—
Other financing activities	(1,090)	(618)

Net cash used in financing activities	(681)	(618)

Effect of foreign currency exchange rates on cash and cash equivalents	250	(178)

Net increase in cash and cash equivalents	28,795	18,453
Cash and cash equivalents, beginning of period	22,883	37,864

Cash and cash equivalents, end of period	$51,678	$56,317

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREATBATCH, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY — Unaudited
(in thousands)

							Accumulated
			Additional	Treasury			Other	Total
	Common Stock		Paid-In	Stock		Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Income	Equity

At December 31, 2010	23,319	$23	$298,405	(63)	$(1,469)	$119,400	$10,470	$426,829
Stock-based compensation	—	—	1,525	—	—	—	—	1,525
Net shares issued under stock incentive plans	28	—	(87)	18	421	—	—	334
Income tax liability from stock options, restricted stock and restricted stock units	—	—	(26)	—	—	—	—	(26)
Net income	—	—	—	—	—	11,944	—	11,944
Total other comprehensive income	—	—	—	—	—	—	2,485	2,485

At April 1, 2011	23,347	$23	$299,817	(45)	$(1,048)	$131,344	$12,955	$443,091

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited
1.	BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information (Accounting Standards Codification (“ASC”) 270, Interim Reporting) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of Greatbatch, Inc. and its wholly-owned subsidiary, Greatbatch Ltd. (collectively “Greatbatch” or the “Company”), for the periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ materially from these estimates. The December 31, 2010 condensed consolidated balance sheet data was derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The Company utilizes a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31st. For 52-week years, each quarter contains 13 weeks. The first quarter of 2011 and 2010 each contained 13 weeks and ended on April 1, and April 2, respectively.
2.	SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended
	April 1,	April 2,
	2011	2010
Noncash investing and financing activities (in thousands):
Unrealized gain on cash flow hedges, net	$270	$473
Net change in property, plant and equipment purchases included in accounts payable	(191)	290

Cash paid during the period for:
Interest	$424	$587
Income taxes	118	197

Acquisition of noncash assets	$125	$—

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited
3.	INVENTORIES
Inventories are comprised of the following (in thousands):

	As of
	April 1,	December 31,
	2011	2010
Raw materials	$47,121	$45,974
Work-in-process	33,941	34,659
Finished goods	21,676	20,807

Total	$102,738	$101,440

4.	INTANGIBLE ASSETS

Amortizing intangible assets are comprised of the following (in thousands):

	Gross		Foreign	Net
	Carrying	Accumulated	Currency	Carrying
	Amount	Amortization	Translation	Amount
At April 1, 2011
Purchased technology and patents	$83,273	$(49,688)	$1,540	$35,125
Customer lists	46,818	(11,426)	2,028	37,420
Other	3,519	(2,967)	51	603

Total amortizing intangible assets	$133,610	$(64,081)	$3,619	$73,148

At December 31, 2010
Purchased technology and patents	$83,023	$(48,187)	$1,212	$36,048
Customer lists	46,818	(10,577)	2,119	38,360
Other	3,519	(2,862)	49	706

Total amortizing intangible assets	$133,360	$(61,626)	$3,380	$75,114

Aggregate amortization expense for the first quarter of 2011 and 2010 was $2.5 million and $2.4 million, respectively. As of April 1, 2011, annual amortization expense is estimated to be $7.4 million for the remainder of 2011, $9.7 million for 2012, $8.9 million for 2013, $8.2 million for 2014 and $7.2 million for 2015.
The change in goodwill is as follows (in thousands):

	Greatbatch
	Medical	Electrochem	Total
At December 31, 2010	$297,508	$9,943	$307,451
Foreign currency translation	672	—	672

At April 1, 2011	$298,180	$9,943	$308,123

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited
5.	DEBT

Long-term debt is comprised of the following (in thousands):

	April 1,	December 31,
	2011	2010
Revolving line of credit	$50,000	$50,000
2.25% convertible subordinated notes, due 2013	197,782	197,782
Unamortized discount	(24,637)	(27,153)

Total long-term debt	$223,145	$220,629

Revolving Line of Credit — The Company has a senior credit facility (the “Credit Facility”) consisting of a $235 million revolving credit facility, which can be increased to $335 million upon the Company’s request and approval by a majority of the lenders. The Credit Facility also contains a $15 million letter of credit subfacility and a $15 million swingline subfacility.
The Credit Facility is secured by the Company’s non-realty assets including cash, accounts receivable and inventories, and has an expiration date of May 22, 2012 with a one-time option to extend to April 1, 2013, at the Company’s option if no default has occurred. Interest rates under the Credit Facility are, at the Company’s option, based upon the current Base Rate, as defined in the credit agreement for the Credit Facility, or LIBOR rate plus a margin that varies with the Company’s leverage ratio, as defined in the credit agreement for the Credit Facility. If interest is paid based upon the Base Rate, the applicable margin is between minus 1.25% and 0.00%. If interest is paid based upon the LIBOR rate, the applicable margin is between 1.00% and 2.00%. The Company is required to pay a fee on any outstanding letter of credit balance equal to a margin between 1.125% and 2.125%, depending on the Company’s leverage ratio. The Company is also required to pay a commitment fee between 0.125% and 0.250% per annum on the unused portion of the Credit Facility based on the Company’s leverage ratio.
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
The Credit Facility requires the Company to maintain a ratio of adjusted EBITDA, as defined in the credit agreement, to interest expense of at least 3.00 to 1.00, and a total leverage ratio, as defined in the credit agreement, of not greater than 4.50 to 1.00. The calculation of adjusted EBITDA and leverage ratio excludes non-cash charges. As of April 1, 2011, the Company was in compliance with all covenants.
The Credit Facility contains customary events of default. Upon the occurrence and during the continuance of an event of default, a majority of the lenders may declare the outstanding advances and all other obligations under the Credit Facility immediately due and payable.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited
The weighted average interest rate on borrowings under the Credit Facility as of April 1, 2011, which does not include the impact of the interest rate swaps described below, was 1.46%. As of April 1, 2011, the Company had $185 million of borrowing capacity available under the Credit Facility and is paying a commitment fee of 0.125% on that amount. This amount may vary from period to period based upon the debt levels of the Company as well as the level of EBITDA, which impacts the covenant calculations described above.
Interest Rate Swaps —In 2008, the Company entered into three receive floating-pay fixed interest rate swaps indexed to the six-month LIBOR rate. As of April 1, 2011, only one of these swaps remains outstanding. The objective of these swaps was to hedge against potential changes in cash flows on the Company’s outstanding Credit Facility, which is indexed to the six-month LIBOR rate. No credit risk was hedged. The receive variable leg of the swaps and the variable rate paid on the Credit Facility bear the same rate of interest, excluding the credit spread, and reset and pay interest on the same dates. The Company intends to continue electing the six-month LIBOR as the benchmark interest rate on the debt being hedged. If the Company repays the debt, it intends to replace the hedged item with similarly indexed forecasted cash flows.

Information regarding the Company’s outstanding interest rate swap is as follows (dollars in thousands):

						Current	Fair
					Pay	Receive	Value	Balance
	Type of	Notional	Start	End	Fixed	Floating	April 1,	Sheet
Instrument	Hedge	Amount	Date	Date	Rate	Rate	2011	Location

Int. rate swap	Cash flow	$50,000	7/7/2010	7/7/2011	2.16%	0.46%	$(229)	Other Current Liabilities
The estimated fair value of the interest rate swap agreement represents the amount the Company would have to pay to terminate the contract. No portion of the change in fair value of the interest rate swaps during the 2011 or 2010 periods was considered ineffective. The amount recorded as additional Interest Expense related to the interest rate swaps for the first quarter of 2011 and 2010 was $0.2 million and $0.6 million, respectively.
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
CSN II bear interest at 2.25% per annum, payable semi-annually, and are due on June 15, 2013. The holders may convert the notes into shares of the Company’s common stock at a conversion price of $34.70 per share, which is equivalent to a conversion ratio of 28.8219 shares per $1,000 of principal. The conversion price and the conversion ratio will adjust automatically upon certain changes to the Company’s capitalization. CSN II were issued at a price of $950 per $1,000 of principal. The fair value of CSN II as of April 1, 2011 was approximately $199 million and is based on recent sales prices.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited
The effective interest rate of CSN II, which takes into consideration the amortization of the discount and deferred fees related to the issuance of these notes is 8.5%. The discount on CSN II is being amortized to the maturity date of the convertible notes utilizing the effective interest method. As of April 1, 2011, the carrying amount of the discount related to the CSN II conversion option value was $20.9 million. As of April 1, 2011, the if-converted value of the CSN II notes does not exceed their principal amount as the Company’s closing stock price of $26.12 per share did not exceed the conversion price of $34.70 per share.

The contractual interest and discount amortization for CSN II were as follows (in thousands):

	Three Months Ended
	April 1,	April 2,
	2011	2010
Contractual interest	$1,113	$1,113
Discount amortization	2,516	2,354
The notes are convertible at the option of the holders at such time as: (i) the closing price of the Company’s common stock exceeds 150% of the conversion price of the notes for 20 out of 30 consecutive trading days; (ii) the trading price per $1,000 of principal is less than 98% of the product of the closing sale price of common stock for each day during any five consecutive trading day period and the conversion rate per $1,000 of principal; (iii) the notes have been called for redemption; (iv) the Company distributes to all holders of common stock rights or warrants entitling them to purchase additional shares of common stock at less than the average closing price of common stock for the ten trading days immediately preceding the announcement of the distribution; (v) the Company distributes to all holders of common stock any form of dividend which has a per share value exceeding 5% of the price of the common stock on the day prior to such date of distribution; (vi) the Company effects a consolidation, merger, share exchange or sale of assets pursuant to which its common stock is converted to cash or other property; (vii) the period beginning 60 days prior to but excluding June 15, 2013; and (viii) certain fundamental changes, as defined in the indenture governing the notes, occur or are approved by the Board of Directors.
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

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited
Deferred Financing Fees — The change in deferred financing fees is as follows (in thousands):

At December 31, 2010	$2,005
Amortization during the period	(244)

At April 1, 2011	$1,761

6.	PENSION PLANS
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

The change in net pension liability is as follows (in thousands):

At December 31, 2010	$4,647
Net periodic pension cost	277
Benefit payments	(263)
Foreign currency translation	103

At April 1, 2011	$4,764

Net pension cost is comprised of the following (in thousands):

	Three Months Ended
	April 1,	April 2,
	2011	2010
Service cost	$257	$240
Interest cost	111	106
Amortization of net loss and prior service cost	19	5
Expected return on plan assets	(110)	(106)

Net pension cost	$277	$245

7.	STOCK-BASED COMPENSATION
Compensation costs related to share-based payments for the three months ended April 1, 2011 and April 2, 2010 totaled $1.5 million and $1.1 million, respectively. Of these amounts $1.3 million and $1.0 million, respectively, are included in Selling, General and Administrative Expenses. Stock-based compensation expense included in the Condensed Consolidated Statement of Cash Flows includes costs recognized for the annual share contribution to the Company’s 401(k) plan of $1.2 million and $0 for the three months ended April 1, 2011 and April 2, 2010, respectively.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited
The weighted average fair value and assumptions used to value options granted are as follows:

	Three Months Ended
	April 1,	April 2,
	2011	2010
Weighted average fair value	$9.42	$8.16
Risk-free interest rate	2.04%	2.57%
Expected volatility	40%	40%
Expected life (in years)	5	5
Expected dividend yield	0%	0%
The following table summarizes time-vested stock option activity:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Time-Vested	Exercise	Life	Value
	Stock Options	Price	(In Years)	(In Millions)
Outstanding at December 31, 2010	1,463,556	$23.46
Granted	292,959	24.15
Exercised	(13,907)	21.24
Forfeited or expired	(37,911)	23.69

Outstanding at April 1, 2011	1,704,697	$23.59	6.7	$5.4

Exercisable at April 1, 2011	1,174,573	$23.66	5.7	$3.9

The following table summarizes performance-vested stock option activity:

			Weighted
			Average
	Number of	Weighted	Remaining	Aggregate
	Performance-	Average	Contractual	Intrinsic
	Vested Stock	Exercise	Life	Value
	Options	Price	(In Years)	(In Millions)
Outstanding at December 31, 2010	744,523	$23.68
Exercised	(4,948)	22.95
Forfeited or expired	(216,501)	22.08

Outstanding at April 1, 2011	523,074	$24.35	6.6	$1.0

Exercisable at April 1, 2011	292,616	$22.63	5.7	$1.0

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited
The following table summarizes time-vested restricted stock and unit activity:

		Weighted
	Time-Vested	Average
	Activity	Fair Value
Nonvested at December 31, 2010	123,386	$22.57
Granted	21,114	24.15
Vested	(7,993)	21.98
Forfeited or expired	(1,750)	23.96

Nonvested at April 1, 2011	134,757	$22.83

The following table summarizes performance-vested restricted stock and unit activity:

	Performance-	Weighted
	Vested	Average
	Activity	Fair Value
Nonvested at December 31, 2010	283,797	$15.10
Granted	182,150	17.06
Vested	(200)	18.47

Nonvested at April 1, 2011	465,747	$15.86

The performance-based restricted stock units granted in 2011 only vest if certain market-based performance metrics are achieved. The amount of shares that ultimately vest range from 0 shares to 182,150 shares based upon the total shareholder return of the Company relative to the Company’s compensation peer group, as disclosed in the Company’s definitive proxy statement filed on April 15, 2011, over a three year performance period beginning in the year of grant. The fair value of the restricted stock units was determined by utilizing a Monte Carlo simulation model, which projects the value of Greatbatch stock versus the peer group under numerous scenarios and determines the value of the award based upon the present value of these projected outcomes.
On February 28, 2011, the Board of Directors adopted the Greatbatch, Inc. 2011 Stock Incentive Plan (the “2011 Plan”), which is subject to stockholder approval at the Company’s 2011 Annual Meeting of Stockholders to be held on May 17, 2011. If adopted, the 2011 Plan will authorize the issuance of up to 1,000,000 shares of equity incentive awards including nonqualified and incentive stock options, restricted stock, restricted stock units, stock bonuses and stock appreciation rights, subject to the terms of the 2011 Plan.
The Compensation Committee of the Board of Directors approved an annual long-term incentive program award of restricted stock units to senior level managers of the Company effective January 1, 2011. Since there were not enough shares available under the Company’s existing stock incentive plans to fund the entire 2011 award, a total of 97,265 shares of performance-based restricted stock units granted are subject to the approval of the 2011 Plan by the Company’s stockholders.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited
8.	OTHER OPERATING EXPENSES, NET

Other Operating Expenses, Net is comprised of the following (in thousands):

	Three Months Ended
	April 1,	April 2,
	2011	2010
Orthopaedic facility optimization(a)	$239	$—
2007 & 2008 facility shutdowns and consolidations(b)	—	320
Integration costs(c)	—	122
Asset dispositions and other(d)	(72)	550

	$167	$992

(a) Orthopaedic facility optimization. In the third quarter of 2010, the Company began updating its Indianapolis, IN facility to streamline operations, consolidate two buildings, increase capacity, further expand capabilities and reduce dependence on outside suppliers. Ultimately these updates will further reduce lead times, improve quality and allow us to better meet the needs of customers. Total investment in this facility is expected to be approximately $6 million.
In the first quarter of 2011, the Company announced that it would construct an 80,000 square foot manufacturing facility in Allen County, IN and transfer the manufacturing operations currently being performed at its Columbia City, IN location into this new facility. Total investment is expected to be approximately $17 million.
The total expense for these optimization projects is expected to be approximately $2 million of which $0.5 million has been incurred to date. All expenses are cash expenditures, except accelerated depreciation and asset write-offs and are recorded within the Greatbatch Medical segment.

The change in accrued liabilities related to the orthopaedic facility optimization is as follows (in thousands):

		Production	Accelerated
	Severance	inefficiencies,	Depreciation/
	and	moving and	Asset Write-
	Retention	revalidation	offs	Other	Total
At December 31, 2010	$—	$—	$—	$—	$—
Restructuring charges	—	229	—	10	239
Cash payments	—	(229)	—	(10)	(239)

At April 1, 2011	$—	$—	$—	$—	$—

(b) 2007 & 2008 facility shutdowns and consolidations. From 2007 to 2010, the Company completed the following facility shutdowns and consolidation initiatives:
•	Consolidated its Electrochem manufacturing facilities in Canton, MA, Teterboro, NJ and Suzhou, China, into a newly constructed facility in Raynham, MA;

•	Consolidated its corporate offices in Clarence, NY into its technology center also in Clarence, NY;

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited
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
The total expenses incurred for these facility shutdowns and consolidations was $17.3 million and included the following:
•	Severance and retention — $4.4 million;

•	Production inefficiencies, moving and revalidation — $5.2 million;

•	Accelerated depreciation and asset write-offs — $5.3 million;

•	Personnel — $0.7 million; and

•	Other — $1.7 million.
All categories of expenses were cash expenditures, except accelerated depreciation and asset write-offs. Costs incurred during the first quarter of 2010 related to the Electrochem Solutions segment.
(c) Integration costs. During 2010, the Company incurred costs related to the integration of the companies acquired in 2007 and 2008. The integration initiatives include the implementation of the Oracle ERP system, training and compliance with Company policies, as well as the implementation of lean manufacturing and six sigma initiatives. These expenses are primarily for consultants, relocation and travel costs that will not be required after the integrations are completed.
(d) Asset dispositions and other. During 2011 and 2010, the Company recorded (gains) write-downs in connection with various asset disposals.
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
During the first quarter of 2011, there has been no change in the balance of unrecognized tax benefits. Approximately $1.8 million of the balance of unrecognized tax benefits would favorably impact the effective tax rate (net of federal benefit on state issues), if recognized. It is reasonably possible that a reduction in the range of approximately $0.0 million to $1.0 million of the balance of unrecognized tax benefits may occur within the next twelve months as a result of the expiration of applicable statutes of limitation.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited
10.	COMMITMENTS AND CONTINGENCIES
Litigation — The Company is a party to various legal actions arising in the normal course of business. While the Company does not believe that the ultimate resolution of any such pending actions will have a material adverse effect on its results of operations, financial position, or cash flows, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact in the period in which the ruling occurs.
Product Warranties — The Company generally warrants that its products will meet customer specifications and will be free from defects in materials and workmanship. The Company accrues its estimated exposure to warranty claims based upon recent historical experience and other specific information as it becomes available.

The change in aggregate product warranty liability for the quarter is as follows (in thousands):

At December 31, 2010	$2,313
Additions to warranty reserve	78
Warranty claims paid	(156)
Foreign currency effect	3

At April 1, 2011	$2,238

Purchase Commitments — Contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase orders are normally based on our current manufacturing needs and are fulfilled by our vendors within short time horizons. We enter into blanket orders with vendors that have preferred pricing and terms, however these orders are normally cancelable by us without penalty. As of April 1, 2011, the total contractual obligation related to such expenditures is approximately $31.8 million and will be financed by existing cash and cash equivalents or cash generated from operations over the next twelve months. We also enter into contracts for outsourced services; however, the obligations under these contracts were not significant and the contracts generally contain clauses allowing for cancellation without significant penalty.
Operating Leases — The Company is a party to various operating lease agreements for buildings, equipment and software. Minimum future annual operating lease payments are $1.9 million for the remainder of 2011; $2.3 million in 2012; $2.1 million in 2013; $2.2 million in 2014; $1.8 million in 2015 and $4.7 million thereafter. The Company primarily leases buildings, which accounts for the majority of the future lease payments.
Foreign Currency Contracts — In December 2009 and February 2010, the Company entered into forward contracts to purchase 6.6 million and 3.3 million, respectively, Mexican pesos per month through December 2010 at an exchange rate of 13.159 pesos and 13.1595 pesos per one U.S. dollar, respectively. These contracts were entered into in order to hedge the risk of peso-denominated payments associated with the operations at the Company’s Tijuana, Mexico facility for 2010 and were accounted for as cash flow hedges.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited
In July 2010 and February 2011, the Company entered into forward contracts to purchase 6.6 million and 3.7 million, respectively, Mexican pesos per month through December 2011 at an exchange rate of 13.2231 pesos and 12.2761 pesos per one U.S. dollar, respectively. These contracts were entered into in order to hedge the risk of peso-denominated payments associated with a portion of the operations at the Company’s Tijuana, Mexico facility for 2011 and are being accounted for as cash flow hedges.
As of April 1, 2011, these contracts had a positive fair value of $0.5 million, which is recorded within Prepaid Expenses and Other Current Assets in the Condensed Consolidated Balance Sheet. The amount recorded as a reduction of Cost of Sales during the three months ended April 1, 2011 and April 2, 2010 related to these forward contracts was $0.1 million and $0.2 million, respectively. No portion of the change in fair value of the Company’s foreign currency contracts during the three months ended April 1, 2011 or April 2, 2010 was considered ineffective.
Self-Insured Medical Plan — The Company self-funds the medical insurance coverage provided to its U.S. based employees. The risk to the Company is being limited through the use of stop loss insurance, which has an annual deductible of $0.2 million per covered participant. The maximum aggregate loss (the sum of all claims under the $0.2 million deductible) is limited to $14.2 million with a maximum benefit of $1.0 million. As of April 1, 2011, the Company has $3.2 million accrued related to the self-insurance of its medical plan, which is recorded in Accrued Expenses and Other Current Liabilities in the Condensed Consolidated Balance Sheet, and is primarily based upon claim history.
11.	EARNINGS PER SHARE (“EPS”)

The following table illustrates the calculation of Basic and Diluted EPS (in thousands, except per share amounts):

	Three Months Ended
	April 1,	April 2,
	2011	2010
Numerator for basic EPS:
Net income	$11,944	$5,547
Effect of dilutive securities:
Interest expense on CSN I and related deferred financing fees, net of tax	—	130

Numerator for diluted EPS	$11,944	$5,677

Denominator for basic EPS:
Weighted average shares outstanding	23,200	23,044
Effect of dilutive securities:
Convertible subordinated notes	—	756
Stock options, restricted stock and restricted stock units	387	107

Denominator for diluted EPS	23,587	23,907

Basic EPS	$0.51	$0.24

Diluted EPS	$0.51	$0.24

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited
The diluted weighted average share calculations do not include the following securities, which are not dilutive to the EPS calculations or the performance criteria have not been met:

	Three Months Ended
	April 1,	April 2,
	2011	2010
Time-vested stock options, restricted stock and restricted stock units	1,016,000	1,621,000
Performance-vested stock options and restricted stock units	529,000	901,000
12.	COMPREHENSIVE INCOME
The Company’s comprehensive income as reported in the Condensed Consolidated Statements of Operations and Comprehensive Income includes net income, foreign currency translation gain (loss), and realized and unrealized gain (loss) on cash flow hedges.
The Company translates all assets and liabilities of its foreign subsidiaries, where the U.S. dollar is not the functional currency, at the period-end exchange rate and translates income and expenses at the average exchange rates in effect during the period. The net effect of these translation adjustments is recorded in the condensed consolidated financial statements as comprehensive income. Translation adjustments are not adjusted for income taxes as they relate to permanent investments in the Company’s foreign subsidiaries.
The Company has designated its interest rate swaps and foreign currency contracts (See Note 5 “Debt” and Note 10 “Commitments and Contingencies”) as cash flow hedges. Accordingly, the effective portion of any change in the fair value of these instruments is recorded in comprehensive income, net of tax, and reclassified into earnings (Interest Expense — swaps, Cost of Sales — foreign currency contracts) in the same period or periods during which the hedged transaction affects earnings.

Accumulated Other Comprehensive Income is comprised of the following (in thousands):

	Defined
	Benefit		Foreign
	Pension	Cash	Currency	Total		Net-of-
	Plan	Flow	Translation	Pre-Tax		Tax
	Liability	Hedges	Adjustment	Amount	Tax	Amount
At December 31, 2010	$(2,014)	$(121)	$12,230	$10,095	$375	$10,470
Unrealized gain on cash flow hedges	—	346	—	346	(121)	225
Realized loss on cash flow hedges	—	69	—	69	(24)	45
Foreign currency translation gain	—	—	2,215	2,215	—	2,215

At April 1, 2011	$(2,014)	$294	$14,445	$12,725	$230	$12,955

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited
13.	FAIR VALUE MEASUREMENTS
The following table provides information regarding assets and liabilities recorded at fair value in the Company’s Condensed Consolidated Balance Sheet as of April 1, 2011 (in thousands):

	Fair Value Measurements Using
		Quoted
		Prices in	Significant
		Active Markets	Other	Significant
	At	for Identical	Observable	Unobservable
	April 1,	Assets	Inputs	Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)
Assets
Foreign currency contracts	$523	$—	$523	$—

Liabilities
Interest rate swap	$229	$—	$229	$—
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
Interest rate swap — The fair value of the Company’s interest rate swap is determined through the use of cash flow models that utilize observable market data inputs to estimate fair value. These observable market data inputs include LIBOR and swap rates, and credit spread curves. In addition to the above, the Company receives fair value estimates from the interest rate swap counterparty to verify the reasonableness of the Company’s estimates. The Company’s interest rate swap is categorized in Level 2 of the fair value hierarchy.
Convertible subordinated notes — The fair value of the Company’s convertible subordinated notes disclosed in Note 5 “Debt” was determined based upon recent third-party transactions for the Company’s notes in an inactive market. The Company’s convertible subordinated notes are valued for disclosure purposes utilizing Level 2 measurements of the fair value hierarchy.
Cost method investments — The Company holds certain cost method investments that are measured at fair value on a non-recurring basis in periods subsequent to initial recognition. The fair value of a cost method investment is only estimated if there are identified events or changes in circumstances that indicate impairment may be present. The aggregate carrying amount of our cost method investments included in Other Assets was $6.0 million and $11.8 million as of April 1, 2011 and December 31, 2010, respectively. On January 5, 2011, the Company sold its cost method investment in IntElect Medical, Inc. (“IntElect”) in conjunction with Boston Scientific’s acquisition of IntElect. This transaction resulted in a pre-tax gain of $4.5 million ($3.0 million net of tax).

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited
14.	BUSINESS SEGMENT, GEOGRAPHIC AND CONCENTRATION RISK INFORMATION
The Company operates its business in two reportable segments — Greatbatch Medical and Electrochem Solutions (“Electrochem”). The Greatbatch Medical segment designs and manufactures medical devices and components for the cardiac rhythm management (“CRM”), neuromodulation, vascular access and orthopaedic markets. Additionally, Greatbatch Medical offers value-added assembly and design engineering services for products that incorporate Greatbatch Medical components. As a result of the strategy put in place over three years ago, Greatbatch Medical now offers its customers complete medical devices including design, development, manufacturing, regulatory submission and supporting worldwide distribution. This medical device strategy is being facilitated through the QiG Group and leverages the component technology of Greatbatch Medical and Electrochem in the Company’s core markets: cardiovascular, neuromodulation and orthopaedic.
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

	Three Months Ended
	April 1,	April 2,
	2011	2010
Sales:
Greatbatch Medical
CRM/Neuromodulation	$78,037	$76,925
Vascular Access	10,474	8,166
Orthopaedic	39,589	29,442

Total Greatbatch Medical	128,100	114,533
Electrochem	20,734	17,496

Total sales	$148,834	$132,029

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited

	Three Months Ended
	April 1,	April 2,
	2011	2010
Segment income from operations:
Greatbatch Medical	$18,947	$14,030
Electrochem	4,407	3,753

Total segment income from operations	23,354	17,783
Unallocated operating expenses	(5,388)	(3,787)

Operating income as reported	17,966	13,996
Unallocated other expense	(139)	(5,462)

Income before provision for income taxes	$17,827	$8,534

	Three Months Ended
	April 1,	April 2,
	2011	2010
Sales by geographic area:
United States	$65,201	$58,219
Non-Domestic locations:
Puerto Rico	26,181	22,603
Belgium	18,969	16,185
United Kingdom & Ireland	10,493	13,628
Rest of world	27,990	21,394

Total sales	$148,834	$132,029

Four customers accounted for a significant portion of the Company’s sales as follows:

	Three Months Ended
	April 1,	April 2,
	2011	2010
Customer A	22%	24%
Customer B	17%	17%
Customer C	14%	13%
Customer D	7%	9%

	60%	63%

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited
Long-lived tangible assets by geographic area are as follows (in thousands):

	As of
	April 1,	December 31,
	2011	2010
United States	$120,519	$126,519
Rest of world	36,419	36,095

Total	$156,938	$162,614

15.	IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
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
Our Business
We operate our business in two reportable segments — Greatbatch Medical and Electrochem Solutions (“Electrochem”). Greatbatch Medical designs and manufactures medical devices and components for the cardiac rhythm management (“CRM”), neuromodulation, vascular access and orthopaedic markets. Greatbatch Medical’s component products include: 1) batteries, capacitors, filtered and unfiltered feedthroughs, engineered components and enclosures used in implantable medical devices (“IMDs”); 2) introducers, catheters, steerable sheaths and implantable stimulation leads; and 3) instruments and delivery systems used in reconstructive, trauma and spine surgeries as well as hip, knee and shoulder implants. Additionally, Greatbatch Medical offers value-added assembly and design engineering services for medical systems and devices within the markets in which it operates. As a result of the strategy put in place over three years ago, Greatbatch Medical now offers its customers complete medical devices including design, development, manufacturing, regulatory submission and supporting worldwide distribution. This medical device strategy is being facilitated through the QiG Group (“QiG”) and leverages the component technology of Greatbatch Medical and Electrochem in our core markets: cardiovascular, neuromodulation and orthopaedic.
Electrochem provides technology solutions for critical industrial applications, including customized battery power and wireless sensing systems. Originating from the lithium cell invented for the implantable pacemaker by our Company’s founder, Wilson Greatbatch, Electrochem’s technology and superior quality and reliability is utilized in markets worldwide.

Our Customers
Greatbatch Medical customers include leading original equipment manufacturers (“OEMs”), in alphabetical order here and throughout this report, such as Biotronik, Boston Scientific, DePuy, Johnson & Johnson, Medtronic, Smith & Nephew, Sorin Group, St. Jude Medical, Stryker and Zimmer. The nature and extent of our selling relationships with each OEM varies in terms of breadth of products purchased, purchased product volumes, length of contractual commitment, ordering patterns, inventory management and selling prices. During the three months ended April 1, 2011, Boston Scientific, Johnson & Johnson, Medtronic and St. Jude Medical collectively accounted for 60% of our total sales.
Our Electrochem customers operate in the energy, security, portable medical and environmental monitoring markets and include 3M, General Electric, Halliburton, Honeywell, Weatherford and Zoll Medical. During the first quarter of 2011, Electrochem entered into long-term supply agreements with three of its larger OEM customers securing approximately $15 million of revenue over the next three years. These contracts are significant because they are with customers in markets that historically have not committed to long-term supply agreements, and provide a good example of how Electrochem is deepening its relationship with customers.
Financial Overview
First quarter 2011 sales grew 13% over the prior year period to $148.8 million, reflecting double digit growth in our vascular access, orthopaedic and Electrochem product lines. Compared to the 2010 fourth quarter, sales increased 12%. This strong growth reflects the benefits of our diversified revenue base, as well as the investments made over the last several years to add to our capabilities and to implement our medical device strategy.
We prepare our financial statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Additionally, we consistently report and discuss in our quarterly earnings releases and investor presentations adjusted operating income and margin, adjusted net income and adjusted earnings per diluted share. These adjusted amounts consist of GAAP amounts excluding the following adjustments to the extent they occur during the period: (i) facility consolidation, manufacturing transfer and system integration charges, (ii) asset write-down and disposition charges, (iii) severance charges in connection with corporate realignments or a reduction in force (iv) the impact of non-cash charges to interest expense due to the accounting change governing convertible debt, (v) unusual or infrequently occurring items, (vi) certain R&D expenditures (such as medical device design verification testing (“DVT”) expenses), (vii) gain/loss on the sale of investments and (viii) the income tax (benefit) related to these adjustments. We believe that reporting these amounts provides important supplemental information to our investors and creditors seeking to understand the financial and business trends relating to our financial condition and results of operations. Additionally, certain performance-based compensation incentives provided to our executives are determined utilizing adjusted amounts.
GAAP operating income for the first quarter of 2011 was $18.0 million, compared to $14.0 million for the 2010 first quarter. Adjusted operating income was $18.7 million, or 12.6% of sales in the first quarter of 2011, compared to $15.0 million, or 11.4% of sales, for the comparable 2010 period. These improvements reflect the benefit of the higher revenue during the quarter, as well as our various lean initiatives, which helped to offset the negotiated price reductions given to some of our larger OEM customers at the end of last year in exchange for long-term contracts. Additionally, during the quarter we continued to make significant investment in the development of complete medical devices for our OEM customers and reached several key milestones, including the initiation of design verification testing (“DVT”) of our neuromodulation platform, which includes our Algostim spinal cord stimulation device that we introduced at our Investor Day on March 24, 2011.

A reconciliation of GAAP operating income to adjusted amounts is as follows (in thousands):

	Three Months Ended
	April 1,	April 2,
	2011	2010
Operating income as reported	$17,966	$13,996
Adjustments:
Medical device DVT expenses (RD&E)	590	—
Consolidation costs	239	320
Integration expenses	—	122
Asset dispositions and other	(72)	550

Adjusted operating income	$18,723	$14,988

Adjusted operating margin	12.6%	11.4%

GAAP and adjusted diluted EPS for the first quarter 2011 were $0.51 and $0.46 per share, respectively, compared to $0.24 and $0.32 per share, respectively, for the first quarter 2010. As previously disclosed, the 2011 GAAP amounts include a $4.5 million ($3.0 million net of tax) gain from the sale of a cost method investment.
A reconciliation of GAAP net income and diluted EPS to adjusted amounts is as follows (in thousands, except per share amounts):

	Three Months Ended
	April 1,	April 2,
	2011	2010
Income before taxes as reported	$17,827	$8,534
Adjustments:
Medical device DVT expenses (RD&E)	590	—
Gain on sale of cost method investment	(4,549)	—
Consolidation costs	239	320
Integration expenses	—	122
Asset dispositions and other	(72)	550
CSN II conversion option discount amortization	2,062	1,914

Adjusted income before taxes	16,097	11,440
Adjusted provision for income taxes	5,278	4,004

Adjusted net income	$10,819	$7,436

Adjusted diluted EPS	$0.46	$0.32

Number of shares	23,587	23,907

Our CEO’s View
We are pleased with the results for the first quarter, which exceeded our plans. Our diversified revenue base helped us to deliver record sales for the quarter and put us well on our way to meeting our financial targets for the year. With that said, as we all know, one quarter does not make a year and we still have a lot of hard work ahead of us given the market dynamics we are facing.
During the quarter we continued to execute on our long-term strategy, which is being enabled by our strong financial performance. The initiatives we have implemented over the last several years have provided us with an efficient manufacturing base, which more than accommodated the increased volume during the current quarter and helped offset continued pricing pressure from our customers. At our Investor Day in March, we provided further insight into our strategy of delivering complete medical devices to our customers, which is designed to raise the growth and profitability profile of our Company. We are happy to report that during the quarter we began to see the first revenues from this strategy.
We are cautiously optimistic that 2011 will be another successful year both strategically and operationally for Greatbatch.
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
In January 2010, the U.S. Department of Transportation, and the Pipeline and Hazardous Materials Safety Administration (“PHMSA”) issued a Notice of Proposed Rulemaking, “Hazardous Materials: Transportation of Lithium Batteries” in the federal register. PMHSA, in conjunction with the Federal Aviation Administration is proposing to amend requirements in the hazardous materials regulations on the transportation of lithium cells and batteries, including lithium cells and batteries packed or contained in equipment. The Company is actively monitoring this rulemaking process because of the potential negative effect the rule, as currently proposed, could have on our Greatbatch Medical and Electrochem businesses.
Product Development
We continue to develop new component products for applications in our core markets, such as:
1.	Q power solutions QHR® & QMR®, which maximize device performance and longevity with minimal size;
2.	QCAPS™ which, when paired with QHR batteries, provides the smallest, longest-lived, highest energy power solutions for tachycardia devices;

3.	orthopaedic capabilities in order to improve quality and shorten lead-times including the opening of additional regional development centers;

4.	minimally invasive surgical techniques for the orthopaedic industry;

5.	disposable instrumentation for the orthopaedic industry; and

6.	charging platform for Electrochem’s secondary offering.
As part of the natural evolution of our Company, in 2008, we reassigned 40 Greatbatch Medical engineers to create the QiG Group in order to help facilitate the development of complete medical devices for our customers. In creating QiG, we pooled and focused the tremendous talent, resources and capacity for innovation within our organization. Today, QiG encompasses 120 research and development professionals working in facilities in five states and focused on three compelling therapeutic areas: cardiovascular, neuromodulation and, longer-term, orthopaedics. Additionally, QiG has established partnerships with nearly a dozen key physicians who are highly specialized in these areas. These partnerships are helping us to design medical devices from the ground up with features that will meet the needs of today’s practicing clinicians.
Within QiG, we are utilizing a disciplined and diversified portfolio approach with three investment modes—strategic equity investments in start-up companies, OEM customer discrete projects, and incubating new medical devices to be sold or licensed to an OEM partner. The QiG Group employs a disciplined and thorough process for evaluating these opportunities. A scorecard process is utilized to review and select the most strategically valuable ideas to pursue, taking into account a host of variables including the market opportunity, regulatory pathway and reimbursement; market need and market potential; intellectual property and projected financial return.
As a result of the investments we have made, we are now able to provide our customers with complete medical devices. This includes development and regulatory submissions, as well as manufacturing and supporting worldwide distribution. These medical devices are full product solutions that complement our OEM customers’ products and utilize the component expertise and capabilities residing within Greatbatch Medical and Electrochem. The benefits to our OEM customers include shortening the time to market for these devices by accelerating the velocity of innovation, optimizing their supply chain and ultimately providing them with cost efficiencies.
In March 2011, we held our first Investor Day where we provided further insight into this strategy of delivering complete medical devices to our OEM customers, and how it will help raise the growth and profitability profile of our Company. Our medical device pipeline includes:
Cardiovascular portfolio — Venous and arterial introducers, anti-microbial coatings, steerable delivery systems, and MRI conditional brady, gastric stimulation and sleep apnea leads.
Neuromodulation portfolio — Algostim spinal cord stimulator for the treatment of chronic pain of the trunk and limbs.
Cost Savings and Consolidation Efforts
In 2011 and 2010 we recorded charges in Other Operating Expenses, Net in the Condensed Consolidated Statements of Operations related to cost savings and consolidation efforts. These initiatives were undertaken to improve our operational efficiencies and profitability. Additional information regarding the timing, cash flow and amount of future expenditures is set forth in Note 8 “Other Operating Expenses, Net” of the Notes to the Condensed Consolidated Financial Statements contained in this report.

Our Financial Results
We utilize a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31st. For 52-week years, each quarter contains 13 weeks. The first quarter of 2011 and 2010 ended on April 1, and April 2, respectively. The commentary that follows should be read in conjunction with our Condensed Consolidated Financial Statements and related notes and with the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K for the fiscal year ended December 31, 2010.
The following table presents certain selected financial information derived from our Condensed Consolidated Financial Statements for the periods presented (dollars in thousands, except per share data):

	Three Months Ended
	April 1,	April 2,	$	%
	2011	2010	Change	Change
Sales:
Greatbatch Medical
CRM/Neuromodulation	$78,037	$76,925	$1,112	1%
Vascular Access	10,474	8,166	2,308	28%
Orthopaedic	39,589	29,442	10,147	34%

Total Greatbatch Medical	128,100	114,533	13,567	12%
Electrochem	20,734	17,496	3,238	19%

Total sales	148,834	132,029	16,805	13%
Cost of sales	101,664	90,365	11,299	13%

Gross profit	47,170	41,664	5,506	13%
Gross profit as a % of sales	31.7%	31.6%

Selling, general and administrative expenses (SG&A)	18,649	15,652	2,997	19%
SG&A as a % of sales	12.5%	11.9%

Research, development and engineering costs, net (RD&E)	10,388	11,024	(636)	-6%
RD&E as a % of sales	7.0%	8.3%

Other operating expenses, net	167	992	(825)	-83%

Operating income	17,966	13,996	3,970	28%
Operating margin	12.1%	10.6%
Interest expense	4,274	5,148	(874)	-17%
Interest income	(8)	(2)	(6)	NA
Gain on sale of cost method investment	(4,549)	—	(4,549)	NA
Other expense, net	422	316	106	34%
Provision for income taxes	5,883	2,987	2,896	97%
Effective tax rate	33.0%	35.0%

Net income	$11,944	$5,547	$6,397	115%

Net margin	8.0%	4.2%
Diluted earnings per share	$0.51	$0.24	$0.27	113%

Sales
Consolidated first quarter 2011 sales grew 13% over the prior year period to a record $148.8 million, reflecting double digit growth in our vascular access, orthopaedic and Electrochem product lines. This strong growth reflects the benefits of our diversified revenue base as well as the investments made over the last several years to add to our capabilities and to implement our medical device strategy.
Greatbatch Medical — CRM and neuromodulation sales for the first quarter 2011 increased 1% compared to the prior year period. During the quarter, CRM revenue included the benefit of customer inventory builds to support their product launches and continued to be impacted by pricing pressures, as well as the overall slowdown in the underlying market.
Our visibility to customer ordering patterns is over a relatively short period of time. Our customers have inventory management programs, alternative supply arrangements, vertical integration plans and the relative market share among the OEM manufacturers’ changes continuously. Additionally, we face pricing pressures from our customers and in particular our four largest OEM customers upon which a significant portion of our sales is dependent. These pressures have increased as of late due to the downturn in the economy, and more specifically, the CRM market. Consequently, these and other factors significantly impact our sales and will continue to significantly impact our sales in the future. We expect these pressures on CRM revenue to continue for the foreseeable future. At this time, we expect full year 2011 CRM and neuromodulation revenue to be consistent with 2010.
First quarter 2011 sales for our vascular access product line increased 28% to $10.5 million, compared to prior year sales of $8.2 million, primarily due to increased introducer sales. First quarter 2010 introducer sales included the impact of customer inventory reduction programs, which are now complete, and ordering patterns have returned to a more normalized level. Vascular access sales for the first quarter of 2011 were significant in that they included our first sales of medical devices that were developed under the Greatbatch name. Although these revenues were not material, this is a significant milestone in that we expect revenue from these devices to grow during 2011 as commercialization continues to ramp up.
Orthopaedic product line sales of $39.6 million for the first quarter 2011 were 34% above the $29.4 million for the comparable 2010 period and were at their highest level in three years. This increase occurred across all of our products, which benefitted from moderate orthopaedic market growth, customer inventory builds and customer product launches. Additionally, the investments we have made in our operations and expanded capabilities continue to deliver new business. First quarter 2011 orthopaedic sales also included the impact of foreign currency exchange rate fluctuations, which increased sales by approximately $1 million compared to the prior year period.
Electrochem — First quarter 2011 sales for our Electrochem business segment increased 19% to $20.7 million compared to $17.5 million in the first quarter 2010. During the quarter, Electrochem sales benefitted as customers in our energy markets began to rebuild inventory levels, which were depleted at the end of last year. Additionally, Electrochem sales benefitted from the timing of inventory pulls by customers in our environmental markets, which received funding earlier than anticipated.

2011 Sales Outlook — At the beginning of the year, we provided our expectations for annual 2011 sales growth by each of our major product lines. These growth rates equated to consolidated annual sales in the range of approximately $540 million to $560 million for 2011. At this time, we are reaffirming our revenue guidance range. Given the results for the first quarter, as well as our expectations for the remainder of the year, we believe that our results are trending towards the higher end of the range provided.
Gross Profit
Changes to gross profit as a percentage of sales from the prior year were due to the following:

Change From
Prior Year
Three Months
Capacity & productivity(a)	1.2%
Performance-based compensation(b)	-1.1%
Selling price(c)	-1.3%
Mix Change(d)	0.5%
Other	0.8%

Total percentage point change to gross profit as a percentage of sales	0.1%

(a)	Our gross profit percentage benefitted from higher sales volumes, which absorbed excess capacity, as well as productivity gains from our various lean initiatives.

(b)	Our gross profit percentage includes a higher level of performance-based compensation expense, which was not accrued in 2010 as performance targets were not achieved.

(c)	Our gross profit percentage was negatively impacted in comparison to the prior year due to price concessions made to our larger OEM customers near the end of 2010 in exchange for long-term contracts. We expect this negative impact compared to the prior year to continue for the remainder of 2011.

(d)	Our gross profit percentage was positively impacted by the increase in higher margin Electrochem sales, which was partially offset by the increase in lower margin orthopaedic product line sales.
We expect that our gross profit margin will continue around the current level for the remainder of the year. Over the long-term, we expect our gross profit margin to improve as more system and device level products are introduced, which typically earn a higher margin.

SG&A Expenses
Changes to SG&A expenses from the prior year were due to the following (in thousands):

Change From
Prior Year
Three Months
Performance-based compensation(a)	$1,574
Professional and consulting expense(b)	1,264
Other	159

Net increase in SG&A	$2,997

(a)	Amounts for 2011 include a higher level of performance-based compensation expense, which was not accrued in 2010 as performance targets were not achieved.

(b)	Amounts represent the change in professional and consulting expense from the 2010 period and reflect a higher level of corporate development initiatives, including costs incurred in connection with our recent Investor Day and other costs incurred as part of the overall communication of our medical device strategy to customers and employees.
RD&E Expenses, Net
Net RD&E costs are comprised of the following (in thousands):

	Three Months Ended
	April 1,	April 2,
	2011	2010
Research and development costs	$3,879	$4,528

Engineering costs	8,910	8,013
Less cost reimbursements	(2,401)	(1,517)

Engineering costs, net	6,509	6,496

Total RD&E, net	$10,388	$11,024

Net research, development and engineering costs for the 2011 first quarter were $10.4 million compared to $11.0 million for the comparable 2010 period. First quarter 2011 results include higher cost reimbursements from customers of $0.9 million, which was primarily due to the achievement of contractual milestones on two medical device projects. During the first quarter of 2011, $4.8 million of RD&E expenses related to the development of medical devices (compared to $4.5 million in the 2010 period) and included approximately $0.6 million of DVT costs in connection with the QiG Group’s neuromodulation platform. Excluding the higher cost reimbursements and DVT spend, RD&E remained consistent with the prior year quarter. Over the long-term, we expect net RD&E, excluding DVT expenses, to remain around 8.5% to 9.0% of sales.

Other Operating Expenses, Net
Other operating expenses, net are comprised of the following (in thousands):

	Three Months Ended
	April 1,	April 2,
	2011	2010
Orthopaedic facility optimization(a)	$239	$—
2007 & 2008 facility shutdowns and consolidations(b)	—	320
Integration costs(c)	—	122
Asset dispositions and other(d)	(72)	550

Total other operating expenses, net	$167	$992

(a)	In the third quarter of 2010, we began to incur costs in connection with the optimization of our Orthopaedic operations in order to increase capacity, further expand our capabilities and reduce dependence on outside suppliers. Ultimately these updates will further reduce our lead times, improve quality and allow us to better meet the needs of our customers. Additional information regarding the timing, cash flow and amount of future expenditures is discussed in Note 8 “Other Operating Expenses, Net” of the Notes to the Condensed Consolidated Financial Statements contained in this report.

(b)	In 2010, we recorded charges related to our various cost savings and consolidation efforts initiated in 2007 and 2008. Over the long-term, we expect these initiatives to continue to positively impact operational efficiencies and profitability. Additional information regarding the timing, cash flow and amount of future expenditures is discussed in Note 8 “Other Operating Expenses, Net” of the Notes to the Condensed Consolidated Financial Statements contained in this report.

(c)	During 2010, we incurred costs related to the integration of the companies acquired in 2007 and 2008. The integration initiatives include the implementation of the Oracle ERP system, training and compliance with policies, as well as the implementation of lean manufacturing and six sigma initiatives. The expenses are primarily for consultants, relocation and travel costs that will not be required after the integrations are completed.

(d)	During 2011 and 2010, we recorded (gains) write-downs in connection with various asset disposals.
Interest Expense and Interest Income
Interest expense for the first quarter of 2011 was $0.9 million, or 17%, below the same period of 2010 primarily due to the benefit of paying down our long-term debt with excess cash flow from operations. Interest income for the first quarter of 2011 was relatively consistent with the same period of 2010.
Gain on Sale of Cost Method Investment
In January 2011, we sold our cost method investment in IntElect Medical, Inc. (“IntElect”) in conjunction with Boston Scientific’s acquisition of IntElect. We obtained our ownership interest in IntElect through our acquisition of BIOMEC, Inc. in 2007 and two subsequent additional investments. This transaction resulted in a pre-tax gain of $4.5 million ($3.0 million net-of-tax).
Other Expense, Net
Other expense, net primarily includes the impact of foreign currency exchange rate fluctuations on transactions denominated in foreign currencies.

Provision for Income Taxes
The effective tax rate for the three months ended April 1, 2011 was 33% versus 35% for the comparable 2010 period primarily as a result of the Research and Development tax credit, which expired at the end of 2009 and was reinstated in the fourth quarter of 2010 for 2010 and 2011.
We believe it is reasonably possible that a reduction of approximately $0.0 million to $1.0 million of the balance of unrecognized tax benefits may occur within the next twelve months as a result of the expiration of applicable statutes of limitation, which would positively impact the effective tax rate in the period of reduction.
Liquidity and Capital Resources

	As of
	April 1,	December 31,
(Dollars in thousands)	2011	2010
Cash and cash equivalents(a)	$51,678	$22,883
Working capital(a)	$177,452	$150,922
Current ratio(a)	3.44	3.49

(a)	The increase in cash and cash equivalents, and working capital primarily relates to the cash flow generated from operations of $25.0 million and net cash provided by investing activities of $4.2 million for the first quarter of 2011, which included proceeds received from the sale of a cost method investment. Our working capital ratio remained consistent with the year-end amount.
Revolving Line of Credit — We have a senior credit facility (the “Credit Facility”) consisting of a $235 million revolving line of credit, which can be increased to $335 million upon our request and approval by a majority of the lenders. The Credit Facility also contains a $15 million letter of credit subfacility and a $15 million swingline subfacility. The Credit Facility is secured by our non-realty assets including cash, accounts receivable and inventories, and has an expiration date of May 22, 2012 with a one-time option to extend to April 1, 2013 at our option if no default has occurred.
The Credit Facility is supported by a consortium of six banks with no bank controlling more than 26% of the facility. As of April 1, 2011, each bank supporting the Credit Facility has an S&P credit rating of at least BBB- or better, which is considered investment grade.
The Credit Facility requires us to maintain a ratio of adjusted EBITDA, as defined in the credit agreement, to interest expense of at least 3.00 to 1.00. For the twelve month period ending April 1, 2011, our ratio of adjusted EBITDA to interest expense, calculated in accordance with our credit agreement, was 15.1 to 1.00, well above the required limit. The Credit Facility also requires us to maintain a total leverage ratio, as defined in the credit agreement, of not greater than 4.50 to 1.00. As of April 1, 2011, our total leverage ratio, calculated in accordance with our credit agreement, was 1.96 to 1.00, well below the required limit. The calculation of adjusted EBITDA and leverage ratio exclude non-cash charges.
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

As of April 1, 2011, we had $185 million of borrowing capacity available under the Credit Facility. This amount may vary from period to period based upon our debt and EBITDA levels, which impacts the covenant calculations. We believe that our cash flow from operations and the Credit Facility provide adequate liquidity to meet our short- and long- term funding needs.
Operating activities — Cash flows from operations for the first three months of 2011 were $25.0 million, an increase of 18% over the $21.2 million for the comparable 2010 period. The increase from the prior year is primarily due to higher income from operations as well as the timing of payments.
Investing activities — Net cash provided by investing activities for the first three months of 2011 were $4.2 million compared to a cash outflow of $2.0 million for the same period of 2010. This increase was primarily related to the net proceeds received from cost method investments of $10.4 million partially offset by an increase in maintenance capital expenditures as well as further investments in our Orthopaedic facilities to add to our capabilities. Our current expectation is that capital spending for the remainder of 2011 will be in the range of $25 million to $35 million, of which approximately half is discretionary in nature. In January 2011, we announced our intention to construct an 80,000 square foot manufacturing facility in Allen County, IN. Total investment in this facility is expected to be approximately $17 million. Other than this facility, capital spending relates to routine maintenance investments to support our internal growth.
We anticipate that cash on hand along with cash flow from operations and availability under our revolving line of credit will be sufficient to fund these capital expenditures. Going forward, we will continue to consider strategically targeted and opportunistic acquisitions.
Financing activities — Net cash used in financing activities for the first three months of 2011 were $0.7 million and were consistent with the prior year. Going forward, we expect excess cash flow from operations to be used to pay down outstanding debt.
Capital Structure — As of April 1, 2011, our capital structure consisted of $197.8 million of convertible subordinated notes, $50.0 million of debt under our revolving line of credit and 23.3 million shares of common stock outstanding. Additionally, we had $51.7 million in cash and cash equivalents, which is sufficient to meet our short-term operating cash needs. If necessary, we have access to $185 million under our available line of credit and are authorized to issue 100 million shares of common stock and 100 million shares of preferred stock. The market value of our outstanding common stock since our initial public offering has exceeded our book value; accordingly, we believe that if needed we can access public markets to raise additional capital. Our capital structure allows us to support our internal growth and provides liquidity for corporate development initiatives. We continuously evaluate our capital structure, including our revolving line of credit, as it relates to our anticipated long-term funding needs. Changes to our capital structure may occur as a result of this analysis, or changes in market conditions. We believe we can renew or replace the Credit Facility at market rates if needed.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements within the meaning of Item 303(a)(4) of Regulation S-K.

Contractual Obligations
The following table summarizes our significant contractual obligations at April 1, 2011:

	Payments due by period
		Remainder of
CONTRACTUAL OBLIGATIONS	Total	2011	2012 - 2013	2014 - 2015	After 2015
Debt obligations(a)	$259,638	$4,523	$255,115	$—	$—
Operating lease obligations(b)	14,926	1,870	4,392	4,004	4,660
Purchase obligations(b)	31,761	24,261	7,000	200	300
Foreign currency contracts(b)	7,200	7,200	—	—	—
Pension obligations(c)	11,754	725	2,170	2,311	6,548

Total contractual obligations	$325,279	$38,579	$268,677	$6,515	$11,508

(a)	Includes the annual interest expense on our convertible subordinated notes of 2.25%, which is paid semi-annually. Amounts also include the expected interest expense on the $50.0 million outstanding on our line of credit based upon the period end weighted average interest rate of 3.16%, which includes the impact of our interest rate swap outstanding. See Note 5 “Debt” of the Notes to Condensed Consolidated Financial Statements in this report for additional information.

(b)	See Note 10 “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements in this report for additional information about our operating lease, purchase obligations and foreign currency contracts.

(c)	See Note 6 “Pension Plans” of the Notes to Condensed Consolidated Financial Statements in this report for additional information about our pension plan obligations. These amounts do not include any potential future contributions to our pension plan that may be necessary if the rate of return earned on pension plan assets is not sufficient to fund the rate of increase of our pension liability. Future cash contributions may be required. As of December 31, 2010, the most recent valuation date, our actuarially determined pension benefit obligation exceeded the plans assets by $4.6 million.
This table does not reflect $2.8 million of unrecognized tax benefits as we are uncertain as to if or when such amounts may be settled. Refer to Note 9 “Income Taxes” of the Notes to Condensed Consolidated Financial Statements in this report for additional information about these unrecognized tax benefits.
We self-fund the medical insurance coverage provided to our U.S. based employees. Our risk is being limited through the use of stop loss insurance, which has an annual deductible of $0.2 million per covered participant. The maximum aggregate loss (i.e. sum of all claims under the $0.2 million deductible) is limited to $14.2 million with a maximum benefit of $1.0 million. As of April 1, 2011, we have $3.2 million accrued related to our self-insured medical plan, which is recorded in Accrued Expenses and Other Current Liabilities in the Condensed Consolidated Balance Sheet, and is primarily based upon claim history.
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

Forward-Looking Statements
Some of the statements contained in this report and other written and oral statements made from time to time by us and our representatives are not statements of historical or current fact. As such, they are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations, which are subject to known and unknown risks, uncertainties and assumptions. They include statements relating to:
•	future sales, expenses and profitability;

•	the future development and expected growth of our business and the markets we operate in;

•	our ability to successfully execute our business model and our business strategy;

•	our ability to identify trends within the implantable medical devices, medical components, and Electrochem markets and to offer products and services that meet the changing needs of those markets;

•	our ability to design, develop, and commercialize complete medical devices;

•	projected capital expenditures; and

•	trends in government regulation, including the impact of Health Care Reform and recent proposed federal regulations impacting the transportation of lithium batteries.
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
Although it is not possible to create a comprehensive list of all factors that may cause actual results to differ from the results expressed or implied by our forward-looking statements or that may affect our future results, some of these factors include the following: dependence upon a limited number of customers, product obsolescence, inability to market current or future products including complete medical devices, pricing pressure from and vertical integration by our customers, reliance on third party suppliers for raw materials, products and subcomponents, fluctuating operating results, inability to maintain high quality standards for our products, challenges to our intellectual property rights, product liability claims, inability to successfully consummate and integrate acquisitions, unsuccessful expansion into new markets, competition, inability to obtain licenses to key technology, regulatory changes or consolidation in the healthcare industry, and other risks and uncertainties that arise from time to time as described in the Company’s Annual Report on Form 10-K and other periodic filings with the Securities and Exchange Commission.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Foreign Currency — We have significant foreign operations in France, Mexico and Switzerland, which expose the Company to foreign currency exchange rate fluctuations due to transactions denominated in Euros, Mexican pesos and Swiss francs, respectively. We continuously evaluate our foreign currency risk and will take action from time to time in order to best mitigate these risks, which includes the use of various derivative instruments such as forward currency exchange contracts. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency exposures would have had an impact of approximately $11 million on our annual sales. This amount is not indicative of the hypothetical net earnings impact due to partially offsetting impacts on cost of sales and operating expenses in those currencies. We estimate that foreign currency exchange rate fluctuations during the three months ended April 1, 2011 increased sales in comparison to the 2010 period by approximately $1 million.
In July 2010 and February 2011, we entered into forward contracts to purchase 6.6 million and 3.7 million, respectively, Mexican pesos per month through December 2011 at an exchange rate of 13.2231 pesos and 12.2761 pesos per one U.S. dollar, respectively. These contracts were entered into in order to hedge the risk of peso-denominated payments associated with a portion of the operations at our Tijuana, Mexico facility for 2011 and are being accounted for as cash flow hedges.
As of April 1, 2011, these contracts had a positive fair value of $0.5 million, which is recorded within Prepaid Expenses and Other Current Assets in the Condensed Consolidated Balance Sheet. The amount recorded as a reduction of Cost of Sales during the three months ended April 1, 2011 and three months ended April 2, 2010 related to these forward contracts was $0.1 million and $0.2 million, respectively. No portion of the change in fair value of our foreign currency contracts during the three months ended April 1, 2011 or April 2, 2010 was considered ineffective.
We translate all assets and liabilities of our foreign operations, where the U.S. dollar is not the functional currency, at the period-end exchange rate and translate sales and expenses at the average exchange rates in effect during the period. The net effect of these translation adjustments is recorded in the Condensed Consolidated Financial Statements as Comprehensive Income. The translation adjustment for the three months ended April 1, 2011 was a $2.2 million gain. Translation adjustments are not adjusted for income taxes as they relate to permanent investments in our foreign subsidiaries. Net foreign currency transaction gains and losses included in Other Expense, Net amounted to a loss of $0.4 million for the three months ended April 1, 2011. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency net assets would have had an impact of approximately $10 million on our foreign net assets as of April 1, 2011.
Interest Rate Swaps — Interest rates on our revolving line of credit reset based upon the six-month LIBOR rate, thus subjecting us to interest rate risk. To help offset this risk, we enter into receive floating-pay fixed interest rate swaps indexed to the six-month LIBOR rate. The objective of these swaps is to hedge against potential changes in cash flows on our outstanding revolving line of credit, which is also indexed to the six-month LIBOR rate. No credit risk is hedged. The receive variable leg of the swaps and the variable rate paid on the revolving line of credit bear the same rate of interest, excluding the credit spread, and reset and pay interest on the same dates. Our interest rate swaps are accounted for as cash flow hedges.

As of April 1, 2011, we had $50 million outstanding on our revolving line of credit and one interest rate swap remaining with the same notional amount. The interest rate swap matures on July 7, 2011 and has a pay fixed rate of 2.16% and a current receive floating rate of 0.46% at April 1, 2011. See Note 5 “Debt” of the Notes to Condensed Consolidated Financial Statements in this report for additional information about our interest rate swap contracts.
The estimated negative fair value of the interest rate swap contract of $0.2 million as of April 1, 2011 represents the amount we would have to pay to terminate the contract. No portion of the change in fair value of the interest rate swaps during the 2011 or 2010 periods was considered ineffective. The amount recorded as additional Interest Expense related to the interest rate swaps for the first quarter of 2011 and 2010 was $0.2 million and $0.6 million, respectively.
A hypothetical one percentage point change in the LIBOR interest rate on the $50 million of floating rate revolving line of credit debt outstanding would not have an impact on our interest expense due to the interest rate swap agreement we have in place.

ITEM 4.	CONTROLS AND PROCEDURES.
a.	Evaluation of Disclosure Controls and Procedures.
Our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the SEC as of April 1, 2011. These disclosure controls and procedures have been designed to provide reasonable assurance that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Based on their evaluation, as of April 1, 2011, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.
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
There have been no material changes to the Company’s legal proceedings as previously disclosed in the Company’s Form 10-K for the year ended December 31, 2010.

ITEM 1A.	RISK FACTORS.
There have been no material changes from risk factors as previously disclosed in the Company’s Form 10-K for the year ended December 31, 2010.

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

Dated: May 10, 2011	GREATBATCH, INC.
	By:	/s/ Thomas J. Hook
Thomas J. Hook
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Thomas J. Mazza
Thomas J. Mazza
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Marco F. Benedetti
Marco F. Benedetti
Corporate Controller & Treasurer (Principal Accounting Officer)
EXHIBIT INDEX

Exhibit No.		Description

3.1		Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to our quarterly report on Form 10-Q for the period ended June 27, 2008).

3.2		Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our annual report on Form 10-K for the period ended January 1, 2010).

31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	- Filed herewith.