Form 10-Q
period 2011-07-01
GREATBATCH, INC.
filed 2011-08-09
CIK 1114483

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2011
Commission File Number 1-16137
GREATBATCH, INC.
(Exact name of Registrant as specified in its charter)
Delaware
(State of incorporation)
16-1531026
(I.R.S. employer identification no.)
10000 Wehrle Drive
Clarence, New York
14031
(Address of principal executive offices)
(716) 759-5600
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
The number of shares outstanding of the Company’s common stock, $0.001 par value per share, as of August 9, 2011 was: 23,420,552 shares.

Greatbatch, Inc.
Table of Contents for Form 10-Q
As of and for the Quarterly Period Ended July 1, 2011

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
GREATBATCH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS — Unaudited
(in thousands except share and per share data)

	As of
	July 1,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$36,942	$22,883
Accounts receivable, net of allowance for doubtful accounts of $1.9 million in 2011 and $1.8 million in 2010	90,453	70,947
Inventories	110,066	101,440
Refundable income taxes	—	2,763
Deferred income taxes	7,257	7,398
Prepaid expenses and other current assets	6,354	6,078

Total current assets	251,072	211,509
Property, plant and equipment, net	146,399	146,380
Amortizing intangible assets, net	78,753	75,114
Trademarks and tradenames	20,288	20,288
Goodwill	311,816	307,451
Deferred income taxes	2,306	2,427
Other assets	9,286	13,807

Total assets	$819,920	$776,976

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,768	$27,989
Income taxes payable	2,758	—
Deferred income taxes	662	514
Accrued expenses	36,822	32,084

Total current liabilities	75,010	60,587
Long-term debt	205,703	220,629
Deferred income taxes	66,661	64,290
Other long-term liabilities	8,517	4,641

Total liabilities	355,891	350,147
Stockholders’ equity:
Preferred stock, $0.001 par value, authorized 100,000,000 shares; no shares issued or outstanding in 2011 or 2010	—	—
Common stock, $0.001 par value, authorized 100,000,000 shares; 23,417,950 shares issued and 23,373,266 shares outstanding in 2011 23,319,492 shares issued and 23,256,897 shares outstanding in 2010	23	23
Additional paid-in capital	303,006	298,405
Treasury stock, at cost, 44,684 shares in 2011 and 62,595 shares in 2010	(1,048)	(1,469)
Retained earnings	139,894	119,400
Accumulated other comprehensive income	22,154	10,470

Total stockholders’ equity	464,029	426,829

Total liabilities and stockholders’ equity	$819,920	$776,976

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREATBATCH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME — Unaudited
(in thousands except per share data)

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2011	2010	2011	2010

Sales	$146,524	$140,795	$295,358	$272,824
Cost of sales	99,920	95,336	201,584	185,701

Gross profit	46,604	45,459	93,774	87,123
Operating expenses:
Selling, general and administrative expenses	17,571	16,470	36,220	32,122
Research, development and engineering costs, net	11,250	11,177	21,638	22,201
Other operating (income) expense, net	(520)	495	(353)	1,487

Total operating expenses	28,301	28,142	57,505	55,810
Operating income	18,303	17,317	36,269	31,313
Interest expense	4,403	5,139	8,677	10,287
Interest income	—	(3)	(8)	(5)
(Gain) loss on cost method investments, net	317	—	(4,232)	—
Other expense, net	819	200	1,241	516

Income before provision for income taxes	12,764	11,981	30,591	20,515
Provision for income taxes	4,214	4,193	10,097	7,180

Net income	$8,550	$7,788	$20,494	$13,335

Earnings per share:
Basic	$0.37	$0.34	$0.88	$0.58
Diluted	$0.36	$0.33	$0.86	$0.57

Weighted average shares outstanding:
Basic	23,227	23,058	23,214	23,051
Diluted	23,838	23,926	23,767	23,946

Comprehensive income:
Net income	$8,550	$7,788	$20,494	$13,335
Foreign currency translation gain (loss)	9,088	(1,460)	11,303	(4,654)
Net change in cash flow hedges, net of tax	111	107	381	580

Comprehensive income	$17,749	$6,435	$32,178	$9,261

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREATBATCH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — Unaudited
(in thousands)

	Six Months Ended
	July 1,	July 2,
	2011	2010
Cash flows from operating activities:
Net income	$20,494	$13,335
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,593	23,446
Stock-based compensation	5,795	2,765
Gain on cost method investments, net	(4,232)	—
Other non-cash losses	355	1,221
Deferred income taxes	2,418	1,770
Changes in operating assets and liabilities:
Accounts receivable	(18,352)	(6,649)
Inventories	(5,713)	4,809
Prepaid expenses and other assets	3	2,137
Accounts payable	5,569	(595)
Accrued expenses	2,542	(199)
Income taxes payable	5,338	2,185

Net cash provided by operating activities	37,810	44,225

Cash flows from investing activities:
Acquisition of property, plant and equipment	(11,523)	(6,416)
Proceeds from sale of cost method investments, net	10,365	—
Other investing activities	(1,929)	821

Net cash used in investing activities	(3,087)	(5,595)

Cash flows from financing activities:
Principal payments of long-term debt	(20,000)	(30,450)
Issuance of common stock	1,968	640
Payment of debt issuance costs	(2,114)	—
Other financing activities	(1,102)	(671)

Net cash used in financing activities	(21,248)	(30,481)

Effect of foreign currency exchange rates on cash and cash equivalents	584	(356)

Net increase in cash and cash equivalents	14,059	7,793
Cash and cash equivalents, beginning of period	22,883	37,864

Cash and cash equivalents, end of period	$36,942	$45,657

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREATBATCH, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY — Unaudited
(in thousands)

							Accumulated
			Additional	Treasury			Other	Total
	Common Stock		Paid-In	Stock		Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Income	Equity

At December 31, 2010	23,319	$23	$298,405	(63)	$(1,469)	$119,400	$10,470	$426,829
Stock-based compensation	—	—	3,246	—	—	—	—	3,246
Net shares issued under stock incentive plans	99	—	1,473	18	421	—	—	1,894
Income tax liability from stock options, restricted stock and restricted stock units	—	—	(118)	—	—	—	—	(118)
Net income	—	—	—	—	—	20,494	—	20,494
Total other comprehensive income	—	—	—	—	—	—	11,684	11,684

At July 1, 2011	23,418	$23	$303,006	(45)	$(1,048)	$139,894	$22,154	$464,029

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited
1.	BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information (Accounting Standards Codification (“ASC”) 270, Interim Reporting) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of Greatbatch, Inc. and its wholly-owned subsidiary, Greatbatch Ltd. (collectively “Greatbatch” or the “Company”), for the periods presented. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ materially from these estimates. The December 31, 2010 condensed consolidated balance sheet data was derived from audited consolidated financial statements but does not include all disclosures required by U.S. GAAP. For further information, refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The Company utilizes a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31st. For 52-week years, each quarter contains 13 weeks. The second quarter of 2011 and 2010 each contained 13 weeks and ended on July 1, and July 2, respectively.
2.	SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended
	July 1,	July 2,
	2011	2010
Noncash investing and financing activities (in thousands):
Unrealized gain on cash flow hedges, net	$381	$580
Net change in property, plant and equipment purchases included in accounts payable	470	514

Cash paid during the period for:
Interest	$3,327	$4,571
Income taxes	2,409	3,331

Acquisition of noncash assets	$3,125	$350

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited
3.	INVENTORIES
Inventories are comprised of the following (in thousands):

	As of
	July 1,	December 31,
	2011	2010
Raw materials	$50,790	$45,974
Work-in-process	35,048	34,659
Finished goods	24,228	20,807

Total	$110,066	$101,440

4.	INTANGIBLE ASSETS
Amortizing intangible assets are comprised of the following (in thousands):

	Gross		Foreign	Net
	Carrying	Accumulated	Currency	Carrying
	Amount	Amortization	Translation	Amount
At July 1, 2011
Purchased technology and patents	$89,273	$(51,302)	$2,387	$40,358
Customer lists	46,818	(12,292)	3,350	37,876
Other	3,519	(3,074)	74	519

Total amortizing intangible assets	$139,610	$(66,668)	$5,811	$78,753

At December 31, 2010
Purchased technology and patents	$83,023	$(48,187)	$1,212	$36,048
Customer lists	46,818	(10,577)	2,119	38,360
Other	3,519	(2,862)	49	706

Total amortizing intangible assets	$133,360	$(61,626)	$3,380	$75,114

Aggregate amortization expense for the second quarter of 2011 and 2010 was $2.6 million and $2.4 million, respectively. Aggregate amortization expense for the six months ended July 1, 2011 and July 2, 2010 was $5.1 million and $4.8 million, respectively. As of July 1, 2011, annual amortization expense is estimated to be $5.3 million for the remainder of 2011, $10.5 million for 2012, $9.6 million for 2013, $8.9 million for 2014 and $7.8 million for 2015. During 2011, the Company purchased technology and patents totaling $6.4 million, which is being amortized over a weighted average period of approximately 11 years. In connection with these purchases, the Company recorded a $3.0 million contingent liability, which will only be paid if certain sales targets for products that utilize that technology are achieved. This contingent liability is currently classified in Other Long-Term Liabilities.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited
The change in goodwill is as follows (in thousands):

	Greatbatch
	Medical	Electrochem	Total
At December 31, 2010	$297,508	$9,943	$307,451
Foreign currency translation	4,365	—	4,365

At July 1, 2011	$301,873	$9,943	$311,816

5.	DEBT
Long-term debt is comprised of the following (in thousands):

	July 1,	December 31,
	2011	2010
Revolving line of credit	$30,000	$50,000
2.25% convertible subordinated notes, due 2013	197,782	197,782
Unamortized discount	(22,079)	(27,153)

Total long-term debt	$205,703	$220,629

Revolving Line of Credit — On June 24, 2011, the Company amended and extended its revolving credit facility (the “2011 Credit Facility”) to replace its existing credit facility, which had an expiration date of May 22, 2012. The 2011 Credit Facility provides a $400 million secured revolving credit facility, which can be increased to $600 million upon the Company’s request and approval by a majority of the lenders. The 2011 Credit Facility also contains a $15 million letter of credit subfacility and a $15 million swingline subfacility. The 2011 Credit Facility has a maturity date of June 24, 2016; provided, however, if CSN II (defined below) is not repaid in full, modified or refinanced before March 1, 2013, the maturity date of the 2011 Credit Facility will be March 1, 2013.
The 2011 Credit Facility is secured by the Company’s non-realty assets including cash, accounts receivable and inventories. Interest rates under the 2011 Credit Facility are, at the Company’s option either at: (i) the higher of (a) the prime rate and (b) the federal funds rate plus 0.5%, plus the applicable margin, which ranges between 0.0% and 1.0%, based on the Company’s total leverage ratio or (ii) the applicable LIBOR rate divided by a number equal to 1.0 minus the maximum aggregate Federal Reserve System “Euro-currency Liabilities” reserve requirement plus the applicable margin, which ranges between 1.5% and 3.0%, based on the Company’s total leverage ratio. Loans under the swingline subfacility will bear interest at the higher of (a) the prime rate and (b) the federal funds rate plus 0.5%, plus the applicable margin, which ranges between 0.0% and 1.0%, based on the Company’s total leverage ratio. The Company is also required to pay a commitment fee which, varies between 0.175% and 0.25% depending on the Company’s total leverage ratio.
The 2011 Credit Facility contains limitations on the incurrence of indebtedness, liens and licensing of intellectual property, investments and certain payments. The 2011 Credit Facility permits the Company to: 1) engage in permitted acquisitions in the aggregate not to exceed $250 million; 2) make other investments in the aggregate not to exceed $60 million; 3) make stock repurchases not to exceed $60 million in the aggregate; and 4) retire up to $198 million of Greatbatch, Inc.’s CSN II. At any time that the total leverage ratio of the Company for the two most recently ended fiscal quarters is less than 2.75 to 1.0, the Company may make an election to reset each of the amounts specified in clauses (1) through (4) above. Additionally, these limitations can be waived upon the Company’s request and approval of a majority of the lenders. As of July 1, 2011, the Company had available to it the full amount of the above limits.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited
The 2011 Credit Facility requires the Company to maintain a rolling four quarter ratio of adjusted EBITDA to interest expense of at least 3.0 to 1.0, and a total leverage ratio of not greater than 4.5 to 1.0 through December 30, 2011 and not greater than 4.0 to 1.0 from December 31, 2011 and thereafter. The calculation of adjusted EBITDA and total leverage ratio excludes non-cash charges, extraordinary, unusual, or non-recurring expenses or losses, non-cash stock-based compensation, and non-recurring expenses or charges incurred in connection with permitted acquisitions. As of July 1, 2011, the Company was in compliance with all covenants.
The 2011 Credit Facility contains customary events of default. Upon the occurrence and during the continuance of an event of default, a majority of the lenders may declare the outstanding advances and all other obligations under the 2011 Credit Facility immediately due and payable.
The weighted average interest rate on borrowings under the 2011 Credit Facility as of July 1, 2011, was 3.5%. As of July 1, 2011, the Company had $370 million of borrowing capacity available under the 2011 Credit Facility. This amount may vary from period to period based upon the debt levels of the Company as well as the level of EBITDA, which impacts the covenant calculations described above.
Interest Rate Swaps —In 2008, the Company entered into three receive floating-pay fixed interest rate swaps indexed to the six-month LIBOR rate, in order to hedge against potential changes in cash flows on the Company’s outstanding debt, which was also indexed to the six-month LIBOR rate. As of July 1, 2011, none of these interest rate swaps remain outstanding. The receive variable leg of the interest rate swaps and the variable rate paid on the debt had the same rate of interest, excluding the credit spread, and reset and paid interest on the same dates. No portion of the change in fair value of the interest rate swaps during the 2011 or 2010 periods was considered ineffective. The amount recorded as Interest Expense related to the interest rate swaps for the second quarter of 2011 and 2010 was $0.2 million and $0.6 million, respectively, and $0.4 million and $1.2 million, respectively, for the six months ended July 1, 2011 and July 2, 2010.
Convertible Subordinated Notes — In May 2003, the Company completed a private placement of $170 million of 2.25% convertible subordinated notes, due June 15, 2013 (“CSN I”). In March 2007, the Company entered into separate, privately negotiated agreements to exchange $117.8 million of CSN I for an equivalent principal amount of a new series of 2.25% convertible subordinated notes due 2013 (“CSN II”) (collectively the “Exchange”) at a 5% discount. The primary purpose of the Exchange was to eliminate the June 15, 2010 call and put option that was included in the terms of CSN I. In connection with the Exchange, the Company issued an additional $80 million aggregate principal amount of CSN II.
CSN II bear interest at 2.25% per annum, payable semi-annually, and are due on June 15, 2013. The holders may convert the notes into shares of the Company’s common stock at a conversion price of $34.70 per share, which is equivalent to a conversion ratio of 28.8219 shares per $1,000 of principal. The conversion price and the conversion ratio will adjust automatically upon certain changes to the Company’s capitalization. The fair value of CSN II as of July 1, 2011 was approximately $200 million and is based on recent sales prices.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited
The effective interest rate of CSN II, which takes into consideration the amortization of the discount and deferred fees related to the issuance of these notes, is 8.5%. The discount on CSN II is being amortized to the maturity date of the convertible notes utilizing the effective interest method. As of July 1, 2011, the carrying amount of the discount related to the CSN II conversion option value was $18.7 million. As of July 1, 2011, the if-converted value of the CSN II notes does not exceed their principal amount as the Company’s closing stock price of $27.23 per share did not exceed the conversion price of $34.70 per share.
The contractual interest and discount amortization for CSN II were as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2011	2010	2011	2010
Contractual interest	$1,113	$1,113	$2,225	$2,225
Discount amortization	2,558	2,394	5,074	4,748
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
Conversions in connection with corporate transactions that constitute a fundamental change require the Company to pay a premium make-whole amount, based upon a predetermined table as set forth in the indenture agreement, whereby the conversion ratio on the notes may be increased by up to 7.0 shares per $1,000 of principal. The premium make-whole amount will be paid in shares of common stock upon any such conversion, subject to the net share settlement feature of the notes described below.
CSN II contains a net share settlement feature that requires the Company to pay cash for each $1,000 of principal to be converted. Any amounts in excess of $1,000 will be settled in shares of the Company’s common stock, or at the Company’s option, cash. The Company has a one-time irrevocable election to pay the holders in shares of its common stock, which it currently does not plan to exercise.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited
CSN II are redeemable by the Company at any time on or after June 20, 2012, or at the option of a holder upon the occurrence of certain fundamental changes, as defined in the indenture, affecting the Company. The notes are subordinated in right of payment to all of our senior indebtedness and effectively subordinated to all debts and other liabilities of the Company’s subsidiaries.
Deferred Financing Fees - The change in deferred financing fees is as follows (in thousands):

At December 31, 2010	$2,005
Financing costs deferred	2,164
Write-off during the period	(51)
Amortization during the period	(488)

At July 1, 2011	$3,630

6.	PENSION PLANS
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
The change in net pension liability is as follows (in thousands):

At December 31, 2010	$4,647
Net periodic pension cost	576
Benefit payments	(531)
Foreign currency translation	462

At July 1, 2011	$5,154

Net pension cost is comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2011	2010	2011	2010
Service cost	$278	$229	$535	$469
Interest cost	120	100	231	206
Amortization of net loss and prior service cost	20	6	39	11
Expected return on plan assets	(119)	(102)	(229)	(208)

Net pension cost	$299	$233	$576	$478

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited
7.	STOCK-BASED COMPENSATION
Compensation costs related to share-based payments for the three months ended July 1, 2011 and July 2, 2010 totaled $1.7 million and $1.7 million, respectively. Of these amounts $1.4 million and $1.4 million, respectively, are included in Selling, General and Administrative Expenses. Compensation costs related to share-based payments for the six months ended July 1, 2011 and July 2, 2010 totaled $3.3 million and $2.8 million, respectively. Of these amounts $2.7 million and $2.4 million, respectively, are included in Selling, General and Administrative Expenses.
Stock-based compensation expense included in the Condensed Consolidated Statement of Cash Flows includes costs recognized for the annual share contribution to the Company’s 401(k) plan of $1.3 million and $0.0 million for the three months ended July 1, 2011 and July 2, 2010, respectively. Stock-based compensation expense included in the Condensed Consolidated Statement of Cash Flows for the annual share contribution to the Company’s 401(k) plan for the six months ended July 1, 2011 and July 2, 2010 totaled $2.5 million and $0.0 million, respectively.
The weighted average fair value and assumptions used to value options granted are as follows:

	Six Months Ended
	July 1,	July 2,
	2011	2010
Weighted average fair value	$9.42	$8.24
Risk-free interest rate	2.04%	2.62%
Expected volatility	40%	40%
Expected life (in years)	5	5
Expected dividend yield	0%	0%
The following table summarizes time-vested stock option activity:

			Weighted
			Average
	Number of	Weighted	Remaining	Aggregate
	Time-Vested	Average	Contractual	Intrinsic
	Stock	Exercise	Life	Value
	Options	Price	(In Years)	(In Millions)
Outstanding at December 31, 2010	1,463,556	$23.46
Granted	292,959	24.15
Exercised	(64,302)	21.35
Forfeited or expired	(54,010)	23.28

Outstanding at July 1, 2011	1,638,203	$23.67	6.5	$6.8

Exercisable at July 1, 2011	1,108,118	$23.55	5.4	$4.7

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited
The following table summarizes performance-vested stock option activity:

			Weighted
			Average
	Number of	Weighted	Remaining	Aggregate
	Performance-	Average	Contractual	Intrinsic
	Vested Stock	Exercise	Life	Value
	Options	Price	(In Years)	(In Millions)
Outstanding at December 31, 2010	744,523	$23.68
Exercised	(25,194)	22.56
Forfeited or expired	(216,501)	22.08

Outstanding at July 1, 2011	502,828	$24.42	6.4	$1.4

Exercisable at July 1, 2011	272,370	$22.64	5.5	$1.2

The following table summarizes time-vested restricted stock and unit activity:

		Weighted
	Time-Vested	Average
	Activity	Fair Value
Nonvested at December 31, 2010	123,386	$22.57
Granted	21,114	24.15
Vested	(7,993)	21.98
Forfeited or expired	(1,750)	23.96

Nonvested at July 1, 2011	134,757	$22.83

The following table summarizes performance-vested restricted stock and unit activity:

	Performance-	Weighted
	Vested	Average
	Activity	Fair Value
Nonvested at December 31, 2010	283,797	$15.10
Granted	279,415	18.21
Vested	(200)	18.47

Nonvested at July 1, 2011	563,012	$16.64

The performance-based restricted stock units granted in 2011 only vest if certain market-based performance metrics are achieved. The amount of shares that ultimately vest range from 0 shares to 279,415 shares based upon the total shareholder return of the Company relative to the Company’s compensation peer group, as disclosed in the Company’s definitive proxy statement filed on April 15, 2011, over a three year performance period beginning in the year of grant. The fair value of the restricted stock units was determined by utilizing a Monte Carlo simulation model, which projects the value of Greatbatch stock versus the peer group under numerous scenarios and determines the value of the award based upon the present value of these projected outcomes.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited
On May 17, 2011, stockholders of the Company approved the Greatbatch, Inc. 2011 Stock Incentive Plan (the “2011 Plan”). The 2011 Plan authorizes the issuance of up to 1,000,000 shares underlying equity incentive awards including nonqualified and incentive stock options, restricted stock, restricted stock units, stock bonuses and stock appreciation rights, subject to the terms of the 2011 Plan.
8.	OTHER OPERATING (INCOME) EXPENSE, NET
Other Operating (Income) Expense, Net is comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2011	2010	2011	2010
Orthopaedic facility optimization(a)	$22	$—	$261	$—
2007 & 2008 facility shutdowns and consolidations(b)	—	536	—	856
Integration costs(c)	—	8	—	130
Asset dispositions and other(d)	(542)	(49)	(614)	501

	$(520)	$495	$(353)	$1,487

(a) Orthopaedic facility optimization. In the third quarter of 2010, the Company began updating its Indianapolis, IN facility to streamline operations, consolidate two buildings, increase capacity, further expand capabilities and reduce dependence on outside suppliers. Ultimately these updates will further reduce lead times, improve quality and allow the Company to better meet the needs of its customers. Total capital investment in this facility was approximately $5 million and was completed in the second quarter of 2011.
In the first quarter of 2011, the Company announced that it would construct an 80,000 square foot manufacturing facility in Allen County, IN and transfer the manufacturing operations currently being performed at its Columbia City, IN location into this new facility. Total investment is expected to be approximately $17 million. The Company broke ground on this new facility in the second quarter of 2011 and is expected to be completed by mid-2012.
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

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited
The change in accrued liabilities related to the orthopaedic facility optimization is as follows (in thousands):

		Production	Accelerated
	Severance	Inefficiencies,	Depreciation/
	and	Moving and	Asset Write-
	Retention	Revalidation	offs	Other	Total
At December 31, 2010	$—	$—	$—	$—	$—
Restructuring charges	—	249	2	10	261
Write-offs	—	—	(2)	—	(2)
Cash payments	—	(249)	—	(10)	(259)

At July 1, 2011	$—	$—	$—	$—	$—

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
All categories of expenses were cash expenditures, except accelerated depreciation and asset write-offs. Costs incurred during 2010 primarily related to the Electrochem Solutions business segment.
(c) Integration costs. During 2010, the Company incurred costs related to the integration of the companies acquired in 2007 and 2008. The integration initiatives include the implementation of the Oracle ERP system, training and compliance with Company policies, as well as the implementation of lean manufacturing and six sigma initiatives. These expenses were primarily for consultants, relocation and travel costs.
(d) Asset dispositions and other. During 2011 and 2010, the Company recorded (gains) write-downs in connection with various asset disposals, net of insurance proceeds received, if any.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited

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
During the second quarter of 2011, there was no change in the balance of unrecognized tax benefits. Approximately $1.8 million of the balance of unrecognized tax benefits would favorably impact the effective tax rate, net of federal benefit on state issues, if recognized. It is reasonably possible that a reduction of up to $1.0 million of the balance of unrecognized tax benefits may occur within the next twelve months as a result of the expiration of applicable statutes of limitation.

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
The change in aggregate product warranty liability for the quarter is as follows (in thousands):

At April 1, 2011	$2,238
Additions to warranty reserve	88
Warranty claims paid	(184)
Foreign currency effect	31

At July 1, 2011	$2,173

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited
Purchase Commitments — Contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase orders are normally based on our current manufacturing needs and are fulfilled by our vendors within short time horizons. We enter into blanket orders with vendors that have preferred pricing and terms, however these orders are normally cancelable by us without penalty. As of July 1, 2011, the total contractual obligation related to such expenditures is approximately $32.4 million and will primarily be financed by existing cash and cash equivalents, cash generated from operations, or the 2011 Credit Facility over the next twelve months. We also enter into contracts for outsourced services; however, the obligations under these contracts were not significant and the contracts generally contain clauses allowing for cancellation without significant penalty.
Operating Leases — The Company is a party to various operating lease agreements for buildings, equipment and software. Minimum future annual operating lease payments are $1.3 million for the remainder of 2011; $2.4 million in 2012; $2.1 million in 2013; $2.2 million in 2014; $1.8 million in 2015 and $4.7 million thereafter. The Company primarily leases buildings, which accounts for the majority of the future lease payments.
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
As of July 1, 2011, these contracts had a positive fair value of $0.5 million, which is recorded within Prepaid Expenses and Other Current Assets in the Condensed Consolidated Balance Sheet. The amount recorded as a reduction of Cost of Sales during the six months ended July 1, 2011 and July 2, 2010 related to these forward contracts was $0.3 million and $0.3 million, respectively. No portion of the change in fair value of the Company’s foreign currency contracts during the six months ended July 1, 2011 or July 2, 2010 was considered ineffective.
Self-Insured Medical Plan — The Company self-funds the medical insurance coverage provided to its U.S. based employees. The risk to the Company is being limited through the use of stop loss insurance, which has an annual deductible of $0.2 million per covered participant. The maximum aggregate loss (the sum of all claims under the $0.2 million deductible) is limited to $14.2 million with a maximum benefit of $1.0 million. As of July 1, 2011, the Company has $3.7 million accrued related to the self-insurance of its medical plan, which is recorded in Accrued Expenses in the Condensed Consolidated Balance Sheet, and is primarily based upon claim history.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited
Workers’ Compensation Trust — The Company is a member of a group self-insurance trust that provides workers’ compensation benefits to employees of the Company in Western New York. Based on actual experience, the Company could receive a refund or be assessed additional contributions for workers’ compensation claims. No amounts have been recorded for any refund or additional assessment. Under the trust agreement, each participating organization has joint and several liability for trust obligations if the assets of the trust are not sufficient to cover those obligations. During the second quarter of 2011, the Company decided to terminate its membership in the self-insurance trust and, beginning in 2012, will utilize traditional insurance to provide workers’ compensation benefits.

11.	EARNINGS PER SHARE (“EPS”)
The following table illustrates the calculation of Basic and Diluted EPS (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2011	2010	2011	2010
Numerator for basic EPS:
Net income	$8,550	$7,788	$20,494	$13,335
Effect of dilutive securities:
Interest expense on CSN I and related deferred financing fees, net of tax	—	111	—	241

Numerator for diluted EPS	$8,550	$7,899	$20,494	$13,576

Denominator for basic EPS:
Weighted average shares outstanding	23,227	23,058	23,214	23,051
Effect of dilutive securities:
Convertible subordinated notes	—	630	—	693
Stock options, restricted stock and restricted stock units	611	238	553	202

Denominator for diluted EPS	23,838	23,926	23,767	23,946

Basic EPS	$0.37	$0.34	$0.88	$0.58

Diluted EPS	$0.36	$0.33	$0.86	$0.57

The diluted weighted average share calculations do not include the following securities, which are not dilutive to the EPS calculations or the performance criteria have not been met:

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2011	2010	2011	2010
Time-vested stock options, restricted stock and restricted stock units	558,000	1,118,000	671,000	1,372,000
Performance-vested stock options and restricted stock units	578,000	942,000	596,000	956,000

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited
12.	COMPREHENSIVE INCOME
The Company’s comprehensive income as reported in the Condensed Consolidated Statements of Operations and Comprehensive Income includes net income, foreign currency translation gain (loss), and the net change in cash flow hedges, net of tax.
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
Accumulated Other Comprehensive Income is comprised of the following (in thousands):

	Defined
	Benefit		Foreign
	Pension	Cash	Currency	Total		Net-of-
	Plan	Flow	Translation	Pre-Tax		Tax
	Liability	Hedges	Adjustment	Amount	Tax	Amount
At December 31, 2010	$(2,014)	$(121)	$12,230	$10,095	$375	$10,470
Unrealized gain on cash flow hedges	—	460	—	460	(161)	299
Realized loss on cash flow hedges	—	126	—	126	(44)	82
Foreign currency translation gain	—	—	11,303	11,303	—	11,303

At July 1, 2011	$(2,014)	$465	$23,533	$21,984	$170	$22,154

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited
13.	FAIR VALUE MEASUREMENTS
The following table provides information regarding assets and liabilities recorded at fair value in the Company’s Condensed Consolidated Balance Sheet as of July 1, 2011 (in thousands):

	Fair Value Measurements Using
		Quoted
		Prices in	Significant
		Active Markets	Other	Significant
	At	for Identical	Observable	Unobservable
	July 1,	Assets	Inputs	Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)
Assets
Foreign currency contracts	$464	$—	$464	$—
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
Cost method investments — The Company holds certain cost method investments that are measured at fair value on a non-recurring basis in periods subsequent to initial recognition. The fair value of a cost method investment is only estimated if there are identified events or changes in circumstances that indicate impairment may be present. The aggregate carrying amount of the Company’s cost method investments included in Other Assets was $5.6 million and $11.8 million as of July 1, 2011 and December 31, 2010, respectively. During the second quarter of 2011, the Company recorded a $0.3 million write-down of one of its cost method investments based upon a recent stock offering by that Company. This investment now has a $0 book value. On January 5, 2011, the Company sold its cost method investment in IntElect Medical, Inc. (“IntElect”) in conjunction with Boston Scientific’s acquisition of IntElect. This transaction resulted in a pre-tax gain of $4.5 million ($3.0 million net of tax).

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
Electrochem designs, manufactures and distributes primary and rechargeable batteries, battery packs and wireless sensors for demanding applications in markets such as energy, security, portable medical, environmental monitoring and more.
The Company defines segment income from operations as sales less cost of sales including amortization and expenses attributable to segment-specific selling, general and administrative, research, development and engineering expenses, and other operating expenses. Segment income also includes a portion of non-segment specific selling, general and administrative expenses based on allocations appropriate to the expense categories. The remaining unallocated operating and other expenses are primarily administrative corporate headquarters expenses and capital costs that are not allocated to reportable segments. Transactions between the two segments are not significant. An analysis and reconciliation of the Company’s business segment, product line and geographic information to the respective information in the Condensed Consolidated Financial Statements follows. Sales by geographic area are presented by allocating sales from external customers based on where the products are shipped to (in thousands):

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2011	2010	2011	2010
Sales:
Greatbatch Medical
CRM/Neuromodulation	$77,724	$78,838	$155,761	$155,763
Vascular Access	10,769	11,007	21,243	19,173
Orthopaedic	37,922	30,488	77,511	59,929

Total Greatbatch Medical	126,415	120,333	254,515	234,865
Electrochem	20,109	20,462	40,843	37,959

Total sales	$146,524	$140,795	$295,358	$272,824

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2011	2010	2011	2010
Segment income from operations:
Greatbatch Medical	$17,700	$18,183	$36,647	$32,213
Electrochem	4,852	3,331	9,259	7,084

Total segment income from operations	22,552	21,514	45,906	39,297
Unallocated operating expenses	(4,249)	(4,197)	(9,637)	(7,984)

Operating income as reported	18,303	17,317	36,269	31,313
Unallocated other expense	(5,539)	(5,336)	(5,678)	(10,798)

Income before provision for income taxes	$12,764	$11,981	$30,591	$20,515

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2011	2010	2011	2010
Sales by geographic area:
United States	$61,092	$67,170	$126,293	$125,389
Non-Domestic locations:
Puerto Rico	24,651	23,533	50,832	46,136
Belgium	17,628	14,528	36,597	30,713
United Kingdom & Ireland	17,626	11,421	28,119	25,049
Rest of world	25,527	24,143	53,517	45,537

Total sales	$146,524	$140,795	$295,358	$272,824

Four customers accounted for a significant portion of the Company’s sales as follows:

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2011	2010	2011	2010
Customer A	19%	22%	20%	23%
Customer B	17%	19%	17%	18%
Customer C	14%	11%	14%	12%
Customer D	8%	7%	8%	8%

	58%	59%	59%	61%

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited
Long-lived tangible assets by geographic area are as follows (in thousands):

	As of
	July 1,	December 31,
	2011	2010
United States	$120,822	$126,519
Rest of world	37,169	36,095

Total	$157,991	$162,614

15.	IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
In the normal course of business, management evaluates all new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”), Securities and Exchange Commission, Emerging Issues Task Force, American Institute of Certified Public Accountants or other authoritative accounting bodies to determine the potential impact they may have on the Company’s Condensed Consolidated Financial Statements. Based upon this review, except as noted below, management does not expect any of the recently issued accounting pronouncements, which have not already been adopted, to have a material impact on the Company’s Condensed Consolidated Financial Statements.
In June 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU No. 2011-05 provides companies two choices for presenting net income and comprehensive income: in a single continuous statement, or in two separate, but consecutive, statements. Presenting comprehensive income in the statement of equity is no longer an option. ASU No. 2011-05 is effective for the Company beginning in fiscal year 2012 and is not expected to have a material impact on the Company’s Condensed Consolidated Financial Statements as it only changes the disclosures surrounding comprehensive income and as the Company already presents net income and comprehensive income in a single continuous statement.
In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU No. 2011-04 establishes a global standard for applying fair value measurement. In addition to a few updates to the measurement guidance, ASU No. 2011-04 includes enhanced disclosure requirements. The most significant change for companies reporting under U.S. GAAP is an expansion of the disclosures required for “Level 3” measurements; that is, measurements based on unobservable inputs, such as a company’s own data. This update is effective for the Company beginning in fiscal year 2012. The Company is currently assessing the impact of ASU No. 2011-04 on its Condensed Consolidated Financial Statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Business
We operate our business in two reportable segments — Greatbatch Medical and Electrochem Solutions (“Electrochem”). Greatbatch Medical designs and manufactures medical devices and components for the cardiac rhythm management (“CRM”), neuromodulation, vascular access and orthopaedic markets. Greatbatch Medical’s component products include: 1) batteries, capacitors, filtered and unfiltered feedthroughs, engineered components and enclosures used in implantable medical devices (“IMDs”); 2) introducers, catheters, steerable sheaths and implantable stimulation leads; and 3) instruments and delivery systems used in reconstructive, trauma and spine surgeries as well as hip, knee and shoulder implants. Additionally, Greatbatch Medical offers value-added assembly and design engineering services for medical systems and devices within the markets in which it operates. As a result of the strategy put in place over three years ago, Greatbatch Medical now offers its customers complete medical devices including design, development, manufacturing, regulatory submission and supporting worldwide distribution. This medical device strategy is being facilitated through our QiG Group (“QiG”) and leverages the component technology of Greatbatch Medical and Electrochem in our core markets: cardiovascular, neuromodulation and orthopaedic.
Electrochem provides technology solutions for critical industrial applications, including customized battery power and wireless sensing systems. Originating from the lithium cell invented for the implantable pacemaker by our Company’s founder, Wilson Greatbatch, Electrochem’s technology and superior quality and reliability is utilized in markets worldwide.
Our Customers
Greatbatch Medical customers include leading original equipment manufacturers (“OEMs”), in alphabetical order here and throughout this report, such as Biotronik, Boston Scientific, Johnson & Johnson, Medtronic, Smith & Nephew, Sorin Group, St. Jude Medical, Stryker and Zimmer. The nature and extent of our selling relationships with each OEM varies in terms of breadth of products purchased, purchased product volumes, length of contractual commitment, ordering patterns, inventory management and selling prices. During the six months ended July 1, 2011, Boston Scientific, Johnson & Johnson, Medtronic and St. Jude Medical collectively accounted for 59% of our total sales.
Our Electrochem customers operate in the energy, security, portable medical and environmental monitoring markets and include 3M, General Electric, Halliburton, Honeywell, Weatherford and Zoll Medical. During 2011, Electrochem entered into long-term supply agreements with several of its larger OEM customers, thus securing a significant portion of their revenue. Additionally, these contracts are significant because they are with customers in markets that historically have not committed to long-term supply agreements, and provide a good example of how Electrochem is deepening its relationship with customers and is a testament to their commitment to quality and reliability.
Financial Overview
Second quarter 2011 sales grew 4% over the prior year period to $146.5 million, reflecting strong orthopaedic revenue growth and favorable foreign currency exchange rates. Excluding the benefit of foreign currency exchange rate fluctuations, which increased sales by approximately $5 million in the second quarter of 2011 (approximately $6 million year-to-date), sales were up 1% compared to the prior year. Orthopaedic revenue growth for the quarter reflects customer product launches, as well as market share gains as a result of the investments made in this product line over the last several years. For the first half of 2011, total sales increased 8%, or 6% on a constant currency basis, to $295.4 million. This strong constant currency growth was driven by our vascular access (11%), orthopaedic (19%) and Electrochem (8%) product lines and illustrates the benefits of our diversified revenue base. Our CRM and Neuromodulation product line sales for the second quarter decreased 1% when compared to the prior year period (consistent year-to-date) as the benefit of customer inventory builds and product launches, was offset by continued pricing pressure, as well as the contraction in the underlying CRM market.

We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Additionally, we consistently report and discuss in our quarterly earnings releases and investor presentations adjusted operating income and margin, adjusted net income and adjusted earnings per diluted share. These adjusted amounts consist of GAAP amounts excluding the following adjustments to the extent they occur during the period: (i) facility consolidation, manufacturing transfer and system integration charges, (ii) asset write-down and disposition charges, (iii) severance charges in connection with corporate realignments or a reduction in force (iv) the impact of non-cash charges to interest expense due to the accounting change governing convertible debt, (v) unusual or infrequently occurring items, (vi) certain R&D expenditures (such as medical device design verification testing (“DVT”) expenses), (vii) gain/loss on the sale of investments and (viii) the income tax (benefit) related to these adjustments. We believe that reporting these amounts provides important supplemental information to our investors and creditors seeking to understand the financial and business trends relating to our financial condition and results of operations. Additionally, certain performance-based compensation incentives provided to our executives are determined utilizing adjusted amounts.
GAAP operating income for the second quarter of 2011 increased 6% to $18.3 million, compared to $17.3 million for the 2010 second quarter. Adjusted operating income increased 3% to $18.4 million compared to $17.8 million for the comparable 2010 period. These improvements reflect the benefit of the higher revenue during the quarter, as well as our various lean initiatives, which helped to offset the negotiated price reductions given to some of our larger OEM customers at the end of last year in exchange for long-term contracts. Additionally, during the quarter we continued to make significant investment in support of our initiative to develop complete medical devices for our OEM customers. For the first two quarters of 2011, GAAP and adjusted operating income were $36.3 million and $37.1 million, respectively, representing increases of 16% and 13%, respectively, reflecting higher revenue and gross profit levels, which were partially offset by higher professional and consulting costs.
A reconciliation of GAAP operating income to adjusted amounts is as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2011	2010	2011	2010
Operating income as reported	$18,303	$17,317	$36,269	$31,313
Adjustments:
Medical device DVT expenses (RD&E)	634	—	1,224	—
Consolidation costs	22	536	261	856
Integration expenses	—	8	—	130
Asset dispositions and other	(542)	(49)	(614)	501

Adjusted operating income	$18,417	$17,812	$37,140	$32,800

Adjusted operating margin	12.6%	12.7%	12.6%	12.0%

GAAP and adjusted diluted EPS for the second quarter 2011 were $0.36 and $0.43 per share, respectively, compared to $0.33 and $0.40 per share, respectively, for the second quarter 2010. These represent increases of 9% and 8%, respectively and reflect our operational leverage discussed above, and our financial leverage resulting from our significant debt reduction over the past year, as well as a lower effective tax rate due to the reinstatement of the R&D tax credit. For the first six months of 2011, GAAP and adjusted diluted EPS were $0.86 and $0.88 per share, respectively, representing increases of 51% and 24%, respectively, over the prior year. During the first quarter of 2011, we recorded a $4.5 million ($3.0 million net of tax and $0.12 per diluted share) gain from the sale of a cost method investment, which is included in the GAAP diluted EPS amount for the year-to-date period.
A reconciliation of GAAP net income and diluted EPS to adjusted amounts is as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2011	2010	2011	2010
Income before taxes as reported	$12,764	$11,981	$30,591	$20,515
Adjustments:
Medical device DVT expenses (RD&E)	634	—	1,224	—
Consolidation costs	22	536	261	856
Integration expenses	—	8	—	130
Asset dispositions and other	(542)	(49)	(614)	501
(Gain) loss on cost method investments, net	317	—	(4,232)	—
CSN II conversion option discount amortization	2,101	1,950	4,163	3,865

Adjusted income before taxes	15,296	14,426	31,393	25,867
Adjusted provision for income taxes	5,100	5,049	10,378	9,053

Adjusted net income	$10,196	$9,377	$21,015	$16,814

Adjusted diluted EPS	$0.43	$0.40	$0.88	$0.71

Number of shares	23,838	23,926	23,767	23,946
Our CEO’s View
We are pleased with the results for the first two quarters of the year, which exceeded our plans. Our diversified revenue base helped us to deliver strong results despite the challenges we are facing in the contracting CRM market. We continue to make significant investment in the development of complete medical devices for our customers, which is being enabled by our operational and financial leverage. I am encouraged by the progress we have made on our entire portfolio of medical devices, which continue to build momentum. During 2011, we began to see the first revenues from this strategy, which has generated over one million of incremental revenue in 2011 and is expected to build meaningfully over the next several years. With that said, we remain cautious on the near-term prospects for our Company due to the headwinds facing our markets, particularly within our CRM product line.

Government Regulation
The Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act (collectively “Health Care Reform”) legislated broad-based changes to the U.S. health care system that could significantly impact our business operations and financial results, including higher or lower revenue, as well as higher employee medical costs and taxes. Health Care Reform imposes significant new taxes on OEMs of approximately $20 billion over ten years, which will result in a significant increase in the tax burden on our industry and which could have a material, negative impact on our results of operations and our cash flows. Other elements of Health Care Reform such as comparative effectiveness research, an independent payment advisory board, payment system reforms including shared savings pilots and other provisions could meaningfully change the way healthcare is developed and delivered, and may materially impact numerous aspects of our business, results of operations and financial condition. Many significant parts of Health Care Reform will be phased in over the next eight years and require further guidance and clarification in the form of regulations. As a result, many of the impacts of Health Care Reform will not be known until those regulations are enacted.
In January 2010, the U.S. Department of Transportation, and the Pipeline and Hazardous Materials Safety Administration (“PHMSA”) issued a Notice of Proposed Rulemaking, “Hazardous Materials: Transportation of Lithium Batteries.” PHMSA, in conjunction with the Federal Aviation Administration is proposing to amend requirements in the hazardous materials regulations on the transportation of lithium cells and batteries, including lithium cells and batteries packed or contained in equipment. The Company is actively monitoring this rulemaking process and any other legislative activities related to lithium battery transportation because of the potential negative effect they could have on our Greatbatch Medical and Electrochem businesses.
Product Development
We continue to develop new component products for applications in our core markets, such as:
1.	Q power solutions QHR® & QMR®, which maximize device performance and longevity with minimal size;

2.	QCAPS™ which, when paired with QHR batteries, provides the smallest, longest-lived, highest energy power solutions for tachycardia devices;

3.	orthopaedic capabilities in order to improve quality and shorten lead-times including the opening of additional regional development centers;

4.	minimally invasive surgical techniques for the orthopaedic industry;

5.	disposable instrumentation for the orthopaedic industry; and

6.	next generation power sources for Electrochem’s energy and portable medical customers.
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
We are currently in various stages of development on over a dozen medical devices, either through partnerships with our OEM customers or independently. While we do not intend to discuss each of these projects individually each quarter, we will discuss significant milestones as they occur. Some of the medical device projects that we currently are working on include:
Cardiovascular portfolio — Venous and arterial introducers, anti-microbial coatings, steerable delivery systems, and MRI conditional brady, gastric stimulation and sleep apnea leads.
Neuromodulation portfolio — Algostim spinal cord stimulator for the treatment of chronic pain of the trunk and limbs.
Cost Savings and Consolidation Efforts
In 2011 and 2010 we recorded charges in Other Operating (Income) Expense, Net in the Condensed Consolidated Statements of Operations related to cost savings and consolidation efforts. These initiatives were undertaken to improve our operational efficiencies and profitability. Additional information regarding the timing, cash flow and amount of future expenditures is set forth in Note 8 “Other Operating (Income) Expense, Net” of the Notes to the Condensed Consolidated Financial Statements contained in this report.

Our Financial Results
We utilize a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31st. For 52-week years, each quarter contains 13 weeks. The second quarter of 2011 and 2010 ended on July 1, and July 2, respectively, and each contained 13 weeks. The commentary that follows should be read in conjunction with our Condensed Consolidated Financial Statements and related notes and with the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K for the fiscal year ended December 31, 2010.
The following table presents certain selected financial information derived from our Condensed Consolidated Financial Statements for the periods presented (dollars in thousands, except per share data):

	Three Months Ended				Six Months Ended
	July 1,	July 2,	$	%	July 1,	July 2,	$	%
	2011	2010	Change	Change	2011	2010	Change	Change
Sales:
Greatbatch Medical
CRM/Neuromodulation	$77,724	$78,838	$(1,114)	-1%	$155,761	$155,763	$(2)	0%
Vascular Access	10,769	11,007	(238)	-2%	21,243	19,173	2,070	11%
Orthopaedic	37,922	30,488	7,434	24%	77,511	59,929	17,582	29%

Total Greatbatch Medical	126,415	120,333	6,082	5%	254,515	234,865	19,650	8%
Electrochem	20,109	20,462	(353)	-2%	40,843	37,959	2,884	8%
Total sales	146,524	140,795	5,729	4%	295,358	272,824	22,534	8%

Cost of sales	99,920	95,336	4,584	5%	201,584	185,701	15,883	9%
Gross profit	46,604	45,459	1,145	3%	93,774	87,123	6,651	8%

Gross profit as a % of sales	31.8%	32.3%			31.7%	31.9%

Selling, general and administrative expenses (SG&A)	17,571	16,470	1,101	7%	36,220	32,122	4,098	13%
SG&A as a % of sales	12.0%	11.7%			12.3%	11.8%

Research, development and engineering costs, net (RD&E)	11,250	11,177	73	1%	21,638	22,201	(563)	-3%
RD&E as a % of sales	7.7%	7.9%			7.3%	8.1%

Other operating (income) expense, net	(520)	495	(1,015)	NA	(353)	1,487	(1,840)	NA

Operating income	18,303	17,317	986	6%	36,269	31,313	4,956	16%
Operating margin	12.5%	12.3%			12.3%	11.5%
Interest expense	4,403	5,139	(736)	-14%	8,677	10,287	(1,610)	-16%
Interest income	—	(3)	3	NA	(8)	(5)	(3)	60%
(Gain) loss on cost method investments, net	317	—	317	NA	(4,232)	—	(4,232)	NA
Other expense, net	819	200	619	310%	1,241	516	725	141%
Provision for income taxes	4,214	4,193	21	1%	10,097	7,180	2,917	41%
Effective tax rate	33.0%	35.0%			33.0%	35.0%

Net income	$8,550	$7,788	$762	10%	$20,494	$13,335	$7,159	54%

Net margin	5.8%	5.5%			6.9%	4.9%
Diluted earnings per share	$0.36	$0.33	$0.03	9%	$0.86	$0.57	$0.29	51%

Sales
Consolidated second quarter 2011 sales grew 4% over the prior year period to $146.5 million. Excluding the $5 million of benefit from foreign currency fluctuations, revenue growth was 1% despite a slowdown in the CRM market and tough comparisons for our vascular access and Electrochem product lines. Our orthopaedic product line reported strong organic revenue growth and was a significant contributor to our solid second quarter results. For the year-to-date period, sales are 8% above the prior year period, or 6% on a constant currency basis, reflecting the benefits of our diversified revenue base. It is important to note that foreign currency exchange rate fluctuations only impact our orthopaedic product line sales. Thus, for all other product lines, the sales change percentages disclosed are the same on both a reported and a constant currency basis.
Greatbatch Medical — CRM and Neuromodulation product line sales for the second quarter 2011 decreased 1% compared to the prior year period and were consistent with the prior year for the year-to-date period. During the first two quarters of 2011, CRM revenue included the benefit of customer inventory builds and product launches, which was offset by continued pricing pressure, as well as the contraction in the underlying CRM market. Currently, we believe that customer inventory builds are now complete and will not recur in the second half of 2011. We are anticipating that this will add additional pressure on our CRM revenue for the second half of the year in addition to the market and pricing headwinds we are already facing.
Our visibility to customer ordering patterns is over a relatively short period of time. Our customers have inventory management programs, alternative supply arrangements, and vertical integration plans, and the relative market share among the OEM manufacturers’ changes continuously. Additionally, we face pricing pressures from our customers and in particular our four largest OEM customers upon which a significant portion of our sales is dependent. These pressures have increased as of late due to the downturn in the economy, and more specifically, the contracting CRM market. Consequently, these and other factors will continue to significantly impact our sales.
In comparison to the prior year, 2011 second quarter sales for the vascular access product line decreased 2% to $10.8 million but increased 11% on a year-to-date basis primarily due to increased introducer sales. First quarter 2010 introducer sales were impacted by customer inventory reduction programs. Ordering patterns have now returned to a more normalized level. Vascular access sales for the first half of 2011 include over $1 million of incremental medical device related sales. Although the absolute revenue is still modest, we are making strong progress on all medical device initiatives and expect this amount to continue to build meaningfully over the next several years.
Orthopaedic sales of $37.9 million for the second quarter of 2011 were 24% above the comparable 2010 period, and included approximately $5 million of favorable foreign currency exchange rate benefit. Excluding this benefit, sales increased 8% organically over the prior year period despite slower than expected underlying market growth. For the first two quarters of 2011, orthopaedic sales were $77.5 million and included $6 million of favorable foreign currency exchange rate benefit. On a constant currency basis, 2011 year-to-date orthopaedic sales increased 19% over the 2010 period. These increases occurred across all of our orthopaedic products, which benefitted from customer product launches, as well as from market share gains during the quarter. These market share gains are a result of the investments made over the last several years to expand capabilities, shorten lead times, and improve quality and on-time delivery. We expect Orthopaedic revenue to continue to benefit from these factors for the remainder of 2011, which will be partially offset by seasonal slow-downs in the third quarter.

Electrochem — Second quarter 2011 sales for Electrochem decreased 2% to $20.1 million compared to $20.5 million in the second quarter of 2010, which included the benefit of customer inventory re-stocking. For the year-to-date period, Electrochem sales were $40.8 million or 8% above the prior year. Electrochem sales reflect continued strength in the energy and environmental monitoring markets. We currently expect Electrochem revenue for the second half 2011 will be below the run-rate for the first two quarters of this year, due to seasonality in the energy market and the timing of inventory pulls by our customers in the environmental monitoring market.
2011 Outlook — Given the results for the first two quarters, as well as our expectations for the remainder of the year, at this time we are revising our 2011 guidance ranges provided at the beginning of the year as follows:

	Previous Guidance	Revised Guidance
Sales	$540 million — $560 million	$550 million — $570 million
Adjusted Operating Income as a % of Sales	12.0% — 13.0%	12.0% — 13.0%
Adjusted Diluted EPS	$1.55 — $1.65	$1.60 — $1.70
It is important to note that foreign currency exchange rate fluctuations added approximately $6 million to revenue for the first two quarters of 2011 in comparison to 2010. It also is important to note that foreign currency exchange rate fluctuations do not materially impact our operating income as the benefit from higher revenue levels are naturally offset by a corresponding increase in production and administrative costs.
Gross Profit
Changes to gross profit as a percentage of sales from the prior year were due to the following:

	Change From Prior Year
	Three Months	Six Months
Capacity & productivity(a)	2.2%	1.8%
Performance-based compensation(b)	-1.4%	-1.3%
Selling price(c)	-1.7%	-1.5%
Mix change(d)	-0.1%	0.2%
Other	0.5%	0.6%

Total percentage point change to gross profit as a percentage of sales	-0.5%	-0.2%

(a)	Our gross profit percentage benefitted from higher sales volumes, which absorbed excess capacity, as well as productivity gains from our various lean initiatives.

(b)	Our gross profit percentage for 2011 includes a higher level of performance-based compensation expense due to our strong first half results compared to 2010. Performance-based compensation is accrued based upon management’s expectation of what level of performance will be achieved relative to targets set.

(c)	Our gross profit percentage was negatively impacted in 2011 in comparison to the prior year due to price concessions made to our larger OEM customers near the end of 2010 in exchange for long-term contracts. We expect this negative impact to continue for the remainder of 2011.

(d)	Our gross profit percentage was positively impacted by an increase in mix of higher margin Electrochem sales in comparison to the prior year, which was offset by an increase in lower margin orthopaedic sales as a percentage of total sales.

We expect that our gross profit margin will continue around the current level for the remainder of the year. Over the long-term, we expect our gross profit margin to improve as more system and device level products are introduced, which typically earn a higher margin, and as sales volumes increase and absorb excess capacity.
SG&A Expenses
Changes to SG&A expenses from the prior year were due to the following (in thousands):

	Change From Prior Year
	Three Months	Six Months
Performance-based compensation(a)	$(616)	$958
Professional and consulting expense(b)	1,392	2,338
Other(c)	325	802

Net increase in SG&A	$1,101	$4,098

(a)	SG&A for the first six months of 2011 include a higher level of performance-based compensation expense due to our strong first half results compared to 2010. Performance-based compensation is accrued based upon management’s expectation of what level of performance will be achieved relative to targets set.

(b)	Amounts represent the change in professional and consulting expense from the 2010 period and reflect a higher level of corporate development initiatives, including costs incurred in connection with our Investor Day in March 2011, as well as costs incurred as part of our medical device strategy, including consulting and a communication campaign with customers and employees.

(c)	SG&A costs were negatively impacted in 2011 as a result of foreign currency exchange rate fluctuations, which increased SG&A costs by approximately $0.4 million and $0.6 million for the three and six month periods ending July 1, 2011, respectively, in comparison to 2010.
RD&E Expenses, Net
Net RD&E costs are comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2011	2010	2011	2010
Research and development costs	$4,633	$4,426	$8,512	$8,954

Engineering costs	8,657	8,804	17,567	16,817
Less cost reimbursements	(2,040)	(2,053)	(4,441)	(3,570)

Engineering costs, net	6,617	6,751	13,126	13,247

Total RD&E, net	$11,250	$11,177	$21,638	$22,201

Net RD&E costs for the 2011 second quarter were $11.3 million, and were consistent with the prior year, as we continue to invest resources in developing complete medical devices for our OEM customers. For the first six months of 2011, net RD&E costs decreased $0.6 million to $21.6 million compared to the prior year. First quarter 2011 results include higher cost reimbursements from customers, which was primarily due to the achievement of contractual milestones on two medical device projects. Excluding the higher cost reimbursements, net RD&E remained consistent with the prior year for both the current quarter and year-to-date periods.

During the second quarter of 2011, we incurred $5.6 million ($10.4 million year-to-date) of RD&E expenses related to the development of medical devices compared to $4.7 million ($9.3 million year-to-date) in 2010. Net RD&E for the second quarter of 2011 includes $0.6 million ($1.2 million year-to-date) of DVT costs related to the QiG Group’s development of a neuromodulation platform compared to $0 for the prior year periods.
Over the long-term, we expect net RD&E, excluding DVT expenses, to remain around 8.5% to 9.0% of sales. Net RD&E for the first half of 2011 is 7.3% of sales and is expected to be higher during the second half of 2011.
Other Operating (Income) Expense, Net
Other operating (income) expense, net is comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2011	2010	2011	2010
Orthopaedic facility optimization(a)	$22	$—	$261	$—
2007 & 2008 facility shutdowns and consolidations(b)	—	536	—	856
Integration costs(c)	—	8	—	130
Asset dispositions and other(d)	(542)	(49)	(614)	501

Total other operating (income) expense, net	$(520)	$495	$(353)	$1,487

(a)	During the third quarter of 2010, we began to incur costs in connection with the optimization of our Orthopaedic operations in order to increase capacity, further expand our capabilities and reduce dependence on outside suppliers. Ultimately these updates will further reduce our lead times, improve quality and allow us to better meet the needs of our customers. Additional information regarding the timing, cash flow and amount of future expenditures is discussed in Note 8 “Other Operating (Income) Expense, Net” of the Notes to the Condensed Consolidated Financial Statements contained in this report.

(b)	In 2010, we recorded charges related to our various cost savings and consolidation efforts initiated in 2007 and 2008. Over the long-term, we expect these initiatives to continue to positively impact operational efficiencies and profitability. Additional information regarding the timing, cash flow and amount of future expenditures is discussed in Note 8 “Other Operating (Income) Expense, Net” of the Notes to the Condensed Consolidated Financial Statements contained in this report.

(c)	During 2010, we incurred costs related to the integration of the companies acquired in 2007 and 2008. The integration initiatives include the implementation of the Oracle ERP system, training and compliance with policies, as well as the implementation of lean manufacturing and six sigma initiatives. The expenses were primarily for consultants, relocation and travel costs.

(d)	During 2011 and 2010, we recorded (gains) write-downs in connection with various asset disposals net of insurance proceeds received, if any.

Interest Expense and Interest Income
Interest expense for the second quarter and year-to-date periods of 2011 were below the comparable periods of 2010 primarily due to the benefit of paying down our long-term debt with excess cash flow from operations. Interest income for the same periods of 2011 was relatively consistent with the comparable 2010 periods. We currently expect that our new credit facility will add approximately $0.5 million to $1.0 million of additional interest expense in 2011.
Gain (Loss) on Cost Method Investments, Net
During the second quarter of 2011, we recorded a $0.3 million write down of one of our cost method investments based upon a recent stock offering by that company. This investment now has a $0 book value. In January 2011, we sold our cost method investment in IntElect Medical, Inc. (“IntElect”) in conjunction with Boston Scientific’s acquisition of IntElect. We obtained our ownership interest in IntElect through our acquisition of BIOMEC, Inc. in 2007 and two subsequent additional investments. This transaction resulted in a pre-tax gain of $4.5 million ($3.0 million net-of-tax).
Other Expense, Net
Other expense, net primarily includes the impact of foreign currency exchange rate fluctuations on transactions denominated in foreign currencies.
Provision for Income Taxes
The effective tax rate for the three and six months ended July 1, 2011 was 33% versus 35% for the comparable 2010 periods primarily as a result of the research and development tax credit, which expired at the end of 2009 and was reinstated in the fourth quarter of 2010 for 2010 and 2011.
We believe it is reasonably possible that a reduction of up to $1.0 million of the balance of unrecognized tax benefits may occur within the next twelve months as a result of the expiration of applicable statutes of limitation, which would positively impact the effective tax rate in the period of reduction.
Liquidity and Capital Resources

	As of
	July 1,	December 31,
(Dollars in thousands)	2011	2010
Cash and cash equivalents(a)	$36,942	$22,883
Working capital(a)	$176,062	$150,922
Current ratio(a)	3.35	3.49

(a)	The increase in cash and cash equivalents, and working capital primarily relates to cash flow from operations of $37.8 million for the first half of 2011 offset by $20 million of cash used to pay down long-term debt. Cash used in investing activities for the first six months of 2011 was slightly lower than the same period of 2010 as a higher level of capital expenditures was offset by the proceeds received from the sale of a cost method investment in 2011. Our current ratio remained relatively consistent with the year-end amount.

Revolving Line of Credit — On June 24, 2011, we amended and extended our revolving credit facility (the “2011 Credit Facility”) to replace our existing credit facility, which had an expiration date of May 22, 2012. The 2011 Credit Facility provides a $400 million secured revolving credit facility, which can be increased to $600 million upon our request and approval by a majority of the lenders. The 2011 Credit Facility also contains a $15 million letter of credit subfacility and a $15 million swingline subfacility. The 2011 Credit Facility has a maturity date of June 24, 2016; provided, however, if our convertible notes are not repaid in full, modified or refinanced before March 1, 2013, the maturity date of the 2011 Credit Facility shall be March 1, 2013.
The 2011 Credit Facility is supported by a consortium of fourteen banks with no bank controlling more than 19% of the facility. As of July 1, 2011, each bank supporting the 2011 Credit Facility has an S&P credit rating of at least BBB- or better, which is considered investment grade.
The 2011 Credit Facility requires us to maintain a rolling four quarter ratio of adjusted EBITDA to interest expense of at least 3.0 to 1.0. For the rolling four quarter period ended July 1, 2011, our ratio of adjusted EBITDA to interest expense, calculated in accordance with our credit agreement, was 17.5 to 1.00, well above the required limit. The 2011 Credit Facility also requires us to maintain a total leverage ratio of not greater than 4.5 to 1.0 through December 30, 2011 and not greater than 4.0 to 1.0 from December 31, 2011 and thereafter. As of July 1, 2011, our total leverage ratio, calculated in accordance with our credit agreement, was 1.98 to 1.00, well below the required limit.
The 2011 Credit Facility contains customary events of default. Upon the occurrence and during the continuance of an event of default, a majority of the lenders may declare the outstanding advances and all other obligations under the 2011 Credit Facility immediately due and payable. See Note 5 “Debt” of the Notes to Condensed Consolidated Financial Statements in this report for a more detailed description of the 2011 Credit Facility.
As of July 1, 2011, we had $370 million of borrowing capacity available under the 2011 Credit Facility. This amount may vary from period to period based upon our debt and EBITDA levels, which impacts the covenant calculations discussed above. We believe that our cash flow from operations and the 2011 Credit Facility provide adequate liquidity to meet our short- and long- term funding needs.
Operating activities — Cash flows from operations for the first six months of 2011 were $37.8 million, which was below the comparable 2010 period of $44.2 million. The decrease from the prior year is primarily due to the timing of cash receipts and payments. More specifically, net cash provided by operating assets and liabilities decreased approximately $12 million when compared to the prior year.
Investing activities — Net cash used in investing activities for the first six months of 2011 was $3.1 million compared to $5.6 million for the same period of 2010. This decrease was primarily related to the net proceeds received from cost method investments of $10.4 million partially offset by an increase in maintenance capital expenditures as well as further investments in our Orthopaedic facilities to add to our capabilities. Our current expectation is that capital spending for the remainder of 2011 will be in the range of $20 million to $30 million, of which approximately half is discretionary in nature. In January 2011, we announced our intention to construct an 80,000 square foot manufacturing facility in Allen County, IN. We broke ground on this facility during the second quarter of 2011 and we expect this facility to be operational by mid-2012. Total investment in this facility is expected to be approximately $17 million. Other than this facility, capital spending relates to routine maintenance investments to support our internal growth.
We anticipate that cash on hand along with cash flow from operations and availability under our revolving line of credit will be sufficient to fund these capital expenditures. Going forward, we will continue to consider strategically targeted and opportunistic acquisitions.

Financing activities — Net cash used in financing activities for the first six months of 2011 was $21.2 million compared to $30.5 million for the prior year period. During the second quarter of 2011, we repaid $20 million of long-term debt compared to $30.5 million in the 2010 period. Going forward, we expect excess cash flow from operations to be used to pay down outstanding debt.
Capital Structure — As of July 1, 2011, our capital structure consisted of $197.8 million of convertible subordinated notes, $30.0 million of debt under our revolving line of credit and 23.4 million shares of common stock outstanding. Additionally, we had $36.9 million in cash and cash equivalents, which is sufficient to meet our short-term operating cash needs. If necessary, we currently have access to $370 million under our revolving line of credit and are authorized to issue 100 million shares of common stock and 100 million shares of preferred stock. The market value of our outstanding common stock since our initial public offering has exceeded our book value; accordingly, we believe that if needed we can access public markets to raise additional capital. Our capital structure allows us to support our internal growth and provides liquidity for corporate development initiatives. We continuously evaluate our capital structure, including our revolving line of credit, as it relates to our anticipated long-term funding needs. Changes to our capital structure may occur as a result of this analysis, or changes in market conditions.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements within the meaning of Item 303(a)(4) of Regulation S-K.
Contractual Obligations

The following table summarizes our significant contractual obligations at July 1, 2011:

	Payments due by period
		Remainder of
CONTRACTUAL OBLIGATIONS	Total	2011	2012 - 2013	2014 - 2015	After 2015
Debt obligations(a)	$241,932	$2,750	$206,557	$2,100	$30,525
Operating lease obligations(b)	14,452	1,290	4,490	4,012	4,660
Purchase obligations(b)	32,370	22,049	6,761	260	3,300
Foreign currency contracts(b)	4,800	4,800	—	—	—
Pension obligations(c)	12,527	528	2,366	2,518	7,115

Total contractual obligations	$306,081	$31,417	$220,174	$8,890	$45,600

(a)	Includes the annual interest expense on our convertible subordinated notes of 2.25%, which is paid semi-annually. Amounts also include the expected interest expense on the $30.0 million outstanding on our line of credit based upon the period end weighted average interest rate of 3.50%. See Note 5 “Debt” of the Notes to Condensed Consolidated Financial Statements in this report for additional information.

(b)	See Note 10 “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements in this report for additional information about our operating leases, purchase obligations and foreign currency contracts.

(c)	See Note 6 “Pension Plans” of the Notes to Condensed Consolidated Financial Statements in this report for additional information about our pension plan obligations. These amounts do not include any potential future contributions to our pension plan that may be necessary if the rate of return earned on pension plan assets is not sufficient to fund the rate of increase of our pension liability. Future cash contributions may be required. As of December 31, 2010, the most recent valuation date, our actuarially determined pension benefit obligation exceeded the plans assets by $4.6 million.

This table does not reflect $2.8 million of unrecognized tax benefits as we are uncertain as to if or when such amounts may be settled. Refer to Note 9 “Income Taxes” of the Notes to Condensed Consolidated Financial Statements in this report for additional information about these unrecognized tax benefits.
We self-fund the medical insurance coverage provided to our U.S. based employees. Our risk is being limited through the use of stop loss insurance, which has an annual deductible of $0.2 million per covered participant. The maximum aggregate loss (i.e. sum of all claims under the $0.2 million deductible) is limited to $14.2 million with a maximum benefit of $1.0 million. As of July 1, 2011, we have $3.7 million accrued related to our self-insured medical plan, which is recorded in Accrued Expenses in the Condensed Consolidated Balance Sheet, and is primarily based upon claim history. This table does not reflect any potential future payments for self-insured medical claims.
We are a member of a group self-insurance trust that provides workers’ compensation benefits to our employees located in Western New York. Based on actual experience, we could receive a refund or be assessed additional contributions for workers’ compensation claims. No amounts have been recorded for any refund or additional assessment since the Trust has not informed us of any such adjustments. Under the trust agreement, each participating organization has joint and several liability for trust obligations if the assets of the trust are not sufficient to cover those obligations. During the second quarter of 2011, we decided to terminate our membership in the self-insurance trust and, beginning in 2012, will utilize traditional insurance relationships to provide workers’ compensation benefits for our Western New York employees. This table does not reflect any potential payments which may be due as a result of our participation in or withdrawal from this self-insurance trust.
Impact of Recently Issued Accounting Standards
In the normal course of business, we evaluate all new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”), Securities and Exchange Commission (“SEC”), Emerging Issues Task Force (“EITF”), American Institute of Certified Public Accountants (“AICPA”) or other authoritative accounting body to determine the potential impact they may have on our Consolidated Financial Statements. In the second quarter of 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” and ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which are effective for our fiscal year 2012. See Note 15 “Impact of Recently Issued Accounting Standards” of the Notes to Condensed Consolidated Financial Statements in this report for additional information about these recently issued accounting standards and their potential impact on our financial condition or results of operations.

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
Foreign Currency — We have significant foreign operations in France, Mexico and Switzerland, which expose the Company to foreign currency exchange rate fluctuations due to transactions denominated in Euros, Mexican pesos and Swiss francs, respectively. We continuously evaluate our foreign currency risk and will take action from time to time in order to best mitigate these risks, which includes the use of various derivative instruments such as forward currency exchange contracts. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency exposures would have had an impact of approximately $11 million on our annual sales. This amount is not indicative of the hypothetical net earnings impact due to partially offsetting impacts on cost of sales and operating expenses in those currencies. We estimate that foreign currency exchange rate fluctuations during the six months ended July 1, 2011 increased sales in comparison to the 2010 period by approximately $6 million.
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
As of July 1, 2011, these contracts had a positive fair value of $0.5 million, which is recorded within Prepaid Expenses and Other Current Assets in the Condensed Consolidated Balance Sheet. The amount recorded as a reduction of Cost of Sales during the six months ended July 1, 2011 and six months ended July 2, 2010 related to these forward contracts was $0.3 million and $0.3 million, respectively. No portion of the change in fair value of our foreign currency contracts during the six months ended July 1, 2011 or July 2, 2010 was considered ineffective.
We translate all assets and liabilities of our foreign operations, where the U.S. dollar is not the functional currency, at the period-end exchange rate and translate sales and expenses at the average exchange rates in effect during the period. The net effect of these translation adjustments is recorded in the Condensed Consolidated Financial Statements as Comprehensive Income. The translation adjustment for the six months ended July 1, 2011 was an $11.3 million gain. Translation adjustments are not adjusted for income taxes as they relate to permanent investments in our foreign subsidiaries. Net foreign currency transaction gains and losses included in Other Expense, Net amounted to a loss of $1.1 million for the six months ended July 1, 2011. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency net assets would have had an impact of approximately $11 million on our foreign net assets as of July 1, 2011.
Interest Rates — Interest rates on our revolving line of credit reset, at our option, based upon the prime rate or LIBOR rate, thus subjecting us to interest rate risk. To help offset this risk, from time to time, we enter into receive floating-pay fixed interest rate swaps indexed to the same applicable index rate as the debt it is hedging. The objective of these swaps is to hedge against potential changes in cash flows on our outstanding revolving line of credit. No credit risk is hedged. Our interest rate swaps are accounted for as cash flow hedges.
As of July 1, 2011, we had $30 million outstanding on our revolving line of credit and no interest rate swaps outstanding. See Note 5 “Debt” of the Notes to Condensed Consolidated Financial Statements in this report for additional information about our interest rate swap contracts.

No portion of the change in fair value of the interest rate swaps outstanding during the 2011 or 2010 periods was considered ineffective. The amount recorded as additional Interest Expense related to the interest rate swaps for the six months ended July 1, 2011 and July 2, 2010 was $0.4 million and $1.2 million, respectively.
A hypothetical one percentage point change in the prime rate on the $30 million of floating rate revolving line of credit debt outstanding at July 1, 2011 would have an impact of approximately $0.1 million on our interest expense.

ITEM 4.	CONTROLS AND PROCEDURES.
a. Evaluation of Disclosure Controls and Procedures.
Our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the SEC as of July 1, 2011. These disclosure controls and procedures have been designed to provide reasonable assurance that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Based on their evaluation, as of July 1, 2011, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.
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

Dated: August 9, 2011	GREATBATCH, INC.
	By	/s/ Thomas J. Hook
Thomas J. Hook
President and Chief Executive Officer (Principal Executive Officer)

By	/s/ Thomas J. Mazza
Thomas J. Mazza
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

By	/s/ Marco F. Benedetti
Marco F. Benedetti
Corporate Controller & Treasurer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to our quarterly report on Form 10-Q for the period ended June 27, 2008).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our annual report on Form 10-K for the period ended January 1, 2010).
10.1*	Amended and Restated Change of Control Agreement between Greatbatch, Inc. and its Named Executive Officers.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Extension Schema Document
101.CAL	XBRL Extension Calculation Linkbase Document
101.LAB	XBRL Extension Label Linkbase Document
101.PRE	XBRL Extension Presentation Linkbase Document
101.DEF	XBRL Extension Definition Linkbase Document

*	- Filed herewith.