Form 10-Q
period 2011-09-30
GREATBATCH, INC.
filed 2011-11-08
CIK 1114483

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
Commission File Number 1-16137
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
The number of shares outstanding of the Company’s common stock, $0.001 par value per share, as of November 8, 2011 was: 23,426,241 shares.

Greatbatch, Inc.
Table of Contents for Form 10-Q
For the Quarterly Period Ended September 30, 2011

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
GREATBATCH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS — Unaudited
(in thousands except share and per share data)

	As of
	September 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$41,627	$22,883
Accounts receivable, net of allowance for doubtful accounts of $2.3 million in 2011 and $1.8 million in 2010	82,829	70,947
Inventories	115,293	101,440
Refundable income taxes	—	2,763
Deferred income taxes	7,856	7,398
Prepaid expenses and other current assets	5,426	6,078

Total current assets	253,031	211,509
Property, plant and equipment, net	144,307	146,380
Amortizing intangible assets, net	74,413	75,114
Trademarks and tradenames	20,288	20,288
Goodwill	308,557	307,451
Deferred income taxes	2,126	2,427
Other assets	9,113	13,807

Total assets	$811,835	$776,976

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,507	$27,989
Income taxes payable	1,213	—
Deferred income taxes	618	514
Accrued expenses	41,438	32,084

Total current liabilities	73,776	60,587
Long-term debt	198,305	220,629
Deferred income taxes	67,504	64,290
Other long-term liabilities	8,325	4,641

Total liabilities	347,910	350,147
Stockholders’ equity:
Preferred stock, $0.001 par value, authorized 100,000,000 shares; no shares issued or outstanding in 2011 or 2010	—	—
Common stock, $0.001 par value, authorized 100,000,000 shares; 23,423,052 shares issued and 23,378,368 shares outstanding in 2011 23,319,492 shares issued and 23,256,897 shares outstanding in 2010	23	23
Additional paid-in capital	305,106	298,405
Treasury stock, at cost, 44,684 shares in 2011 and 62,595 shares in 2010	(1,048)	(1,469)
Retained earnings	146,883	119,400
Accumulated other comprehensive income	12,961	10,470

Total stockholders’ equity	463,925	426,829

Total liabilities and stockholders’ equity	$811,835	$776,976

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREATBATCH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS) — Unaudited
(in thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2011	2010	2011	2010

Sales	$131,718	$127,490	$427,076	$400,314
Cost of sales	89,811	85,496	291,395	271,197

Gross profit	41,907	41,994	135,681	129,117
Operating expenses:
Selling, general and administrative expenses	17,760	17,098	53,980	49,220
Research, development and engineering costs, net	11,072	11,402	32,710	33,603
Other operating (income) expense, net	187	325	(166)	1,812

Total operating expenses	29,019	28,825	86,524	84,635
Operating income	12,888	13,169	49,157	44,482
Interest expense	4,125	4,577	12,802	14,864
Interest income	(1)	(4)	(9)	(9)
Gain on cost method investments, net	—	—	(4,232)	—
Other (income) expense, net	(475)	306	766	822

Income before provision for income taxes	9,239	8,290	39,830	28,805
Provision for income taxes	2,250	2,326	12,347	9,506

Net income	$6,989	$5,964	$27,483	$19,299

Earnings per share:
Basic	$0.30	$0.26	$1.18	$0.84
Diluted	$0.30	$0.25	$1.16	$0.82

Weighted average shares outstanding:
Basic	23,297	23,078	23,241	23,060
Diluted	23,611	23,406	23,663	23,788

Comprehensive income (loss):
Net income	$6,989	$5,964	$27,483	$19,299
Foreign currency translation gain (loss)	(8,416)	9,253	2,887	4,599
Net change in cash flow hedges, net of tax	(777)	281	(396)	861

Comprehensive income (loss)	$(2,204)	$15,498	$29,974	$24,759

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREATBATCH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — Unaudited
(in thousands)

	Nine Months Ended
	September 30,	October 1,
	2011	2010
Cash flows from operating activities:
Net income	$27,483	$19,299
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,568	34,873
Stock-based compensation	8,803	5,186
Gain on cost method investments, net	(4,232)	—
Other non-cash (gains) losses	(1,180)	1,182
Deferred income taxes	3,274	(235)
Changes in operating assets and liabilities:
Accounts receivable	(10,429)	1,863
Inventories	(13,594)	3,302
Prepaid expenses and other assets	316	2,110
Accounts payable	2,212	(3,327)
Accrued expenses	6,376	1,368
Income taxes payable	3,872	6,391

Net cash provided by operating activities	58,469	72,012

Cash flows from investing activities:
Acquisition of property, plant and equipment	(18,223)	(10,231)
Proceeds from sale of cost method investments, net	10,315	—
Other investing activities	(1,910)	885

Net cash used in investing activities	(9,818)	(9,346)

Cash flows from financing activities:
Principal payments of long-term debt	(30,000)	(57,450)
Issuance of common stock	2,253	659
Payment of debt issuance costs	(2,114)	—
Other financing activities	(1,104)	(967)

Net cash used in financing activities	(30,965)	(57,758)

Effect of foreign currency exchange rates on cash and cash equivalents	1,058	224

Net increase in cash and cash equivalents	18,744	5,132
Cash and cash equivalents, beginning of period	22,883	37,864

Cash and cash equivalents, end of period	$41,627	$42,996

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREATBATCH, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY — Unaudited
(in thousands)

							Accumulated
			Additional	Treasury			Other	Total
	Common Stock		Paid-In	Stock		Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Income	Equity

At December 31, 2010	23,319	$23	$298,405	(63)	$(1,469)	$119,400	$10,470	$426,829
Stock-based compensation	—	—	5,062	—	—	—	—	5,062
Net shares issued under stock incentive plans	104	—	1,758	18	421	—	—	2,179
Income tax liability from stock options, restricted stock and restricted stock units	—	—	(119)	—	—	—	—	(119)
Net income	—	—	—	—	—	27,483	—	27,483
Total other comprehensive income	—	—	—	—	—	—	2,491	2,491

At September 30, 2011	23,423	$23	$305,106	(45)	$(1,048)	$146,883	$12,961	$463,925

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited
1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information (Accounting Standards Codification (“ASC”) 270, Interim Reporting) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a full presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of Greatbatch, Inc. and its wholly-owned subsidiary, Greatbatch Ltd. (collectively “Greatbatch” or the “Company”), for the periods presented. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ materially from these estimates. The December 31, 2010 condensed consolidated balance sheet data was derived from audited consolidated financial statements but does not include all disclosures required by U.S. GAAP. For further information, refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The Company utilizes a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31st. For 52-week years, each quarter contains 13 weeks. The third quarter of 2011 and 2010 each contained 13 weeks and ended on September 30, and October 1, respectively.
2. SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended
	September 30,	October 1,
	2011	2010
Noncash investing and financing activities (in thousands):
Unrealized (loss) gain on cash flow hedges, net	$(396)	$861
Net change in property, plant and equipment purchases included in accounts payable	(1,066)	1,794

Cash paid during the period for:
Interest	$3,700	$5,553
Income taxes	5,207	3,506

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited
3. INVENTORIES
Inventories are comprised of the following (in thousands):

	As of
	September 30,	December 31,
	2011	2010
Raw materials	$51,878	$45,974
Work-in-process	36,774	34,659
Finished goods	26,641	20,807

Total	$115,293	$101,440

4. INTANGIBLE ASSETS
Amortizing intangible assets are comprised of the following (in thousands):

	Gross		Foreign	Net
	Carrying	Accumulated	Currency	Carrying
	Amount	Amortization	Translation	Amount
At September 30, 2011
Purchased technology and patents	$89,273	$(52,979)	$1,745	$38,039
Customer lists	46,818	(13,172)	2,327	35,973
Other	3,519	(3,179)	61	401

Total amortizing intangible assets	$139,610	$(69,330)	$4,133	$74,413

At December 31, 2010
Purchased technology and patents	$83,023	$(48,187)	$1,212	$36,048
Customer lists	46,818	(10,577)	2,119	38,360
Other	3,519	(2,862)	49	706

Total amortizing intangible assets	$133,360	$(61,626)	$3,380	$75,114

Aggregate amortization expense for the third quarter of 2011 and 2010 was $2.7 million and $2.4 million, respectively. Aggregate amortization expense for the nine months ended September 30, 2011 and October 1, 2010 was $7.7 million and $7.2 million, respectively. As of September 30, 2011, annual amortization expense is estimated to be $2.6 million for the remainder of 2011, $10.3 million for 2012, $9.5 million for 2013, $8.8 million for 2014 and $7.7 million for 2015. During 2011, the Company purchased technology and patents totaling $6.4 million, which is being amortized over a weighted average period of approximately 11 years. In connection with these purchases, the Company recorded a $3.0 million contingent liability, which will only be paid if certain sales targets for products that utilize that technology are achieved. This contingent liability is currently classified in Other Long-Term Liabilities.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited
The change in goodwill is as follows (in thousands):

	Greatbatch
	Medical	Electrochem	Total
At December 31, 2010	$297,508	$9,943	$307,451
Foreign currency translation	1,106	—	1,106

At September 30, 2011	$298,614	$9,943	$308,557

5. DEBT
Long-term debt is comprised of the following (in thousands):

	September 30,	December 31,
	2011	2010
Revolving line of credit	$20,000	$50,000
2.25% convertible subordinated notes, due 2013	197,782	197,782
Unamortized discount	(19,477)	(27,153)

Total long-term debt	$198,305	$220,629

Revolving Line of Credit — On June 24, 2011, the Company amended and extended its revolving credit facility (the “2011 Credit Facility”). The 2011 Credit Facility provides a $400 million secured revolving credit facility, which can be increased to $600 million upon the Company’s request and approval by a majority of the lenders. The 2011 Credit Facility also contains a $15 million letter of credit subfacility and a $15 million swingline subfacility. The 2011 Credit Facility has a maturity date of June 24, 2016; provided, however, if CSN II (defined below) is not repaid in full, modified or refinanced before March 1, 2013, the maturity date of the 2011 Credit Facility will be March 1, 2013.
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
The 2011 Credit Facility contains limitations on the incurrence of indebtedness, liens and licensing of intellectual property, investments and certain payments. The 2011 Credit Facility permits the Company to: 1) engage in permitted acquisitions in the aggregate not to exceed $250 million; 2) make other investments not to exceed $60 million in the aggregate; 3) make stock repurchases not to exceed $60 million in the aggregate; and 4) retire up to $198 million of Greatbatch, Inc.’s CSN II. At any time that the total leverage ratio of the Company for the two most recently ended fiscal quarters is less than 2.75 to 1.0, the Company may make an election to reset each of the amounts specified in clauses (1) through (4) above. Additionally, these limitations can be waived upon the Company’s request and approval of a majority of the lenders. As of September 30, 2011, the Company had available to it the full amount of the above limits.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited
The 2011 Credit Facility requires the Company to maintain a rolling four quarter ratio of adjusted EBITDA to interest expense of at least 3.0 to 1.0, and a total leverage ratio of not greater than 4.5 to 1.0 through December 30, 2011, and not greater than 4.0 to 1.0 from December 31, 2011, and thereafter. The calculation of adjusted EBITDA and total leverage ratios excludes non-cash charges, extraordinary, unusual, or non-recurring expenses or losses, non-cash stock-based compensation, and non-recurring expenses or charges incurred in connection with permitted acquisitions. As of September 30, 2011, the Company was in compliance with all covenants.
The 2011 Credit Facility contains customary events of default. Upon the occurrence and during the continuance of an event of default, a majority of the lenders may declare the outstanding advances and all other obligations under the 2011 Credit Facility immediately due and payable.
The weighted average interest rate on borrowings under the 2011 Credit Facility as of September 30, 2011, was 1.97%. As of September 30, 2011, the Company had $380 million of borrowing capacity available under the 2011 Credit Facility. This borrowing capacity may vary from period to period based upon the debt levels of the Company as well as the level of EBITDA, which impacts the covenant calculations described above.
Interest Rate Swaps — In 2008, the Company entered into three receive floating-pay fixed interest rate swaps indexed to the six-month LIBOR rate, in order to hedge against potential changes in cash flows on the Company’s outstanding debt, which was also indexed to the six-month LIBOR rate. As of September 30, 2011, none of these interest rate swaps remain outstanding. The receive variable leg of the interest rate swaps and the variable rate paid on the debt had the same rate of interest, excluding the credit spread, and reset and paid interest on the same dates. No portion of the change in fair value of the interest rate swaps during the 2011 or 2010 periods was considered ineffective. The amount recorded as Interest Expense related to the interest rate swaps for the third quarter of 2011 and 2010 was zero and $0.3 million, respectively, and $0.4 million and $1.5 million, respectively, for the nine months ended September 30, 2011 and October 1, 2010.
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
CSN II bear interest at 2.25% per annum, payable semi-annually, and are due on June 15, 2013. The holders may convert the notes into shares of the Company’s common stock at a conversion price of $34.70 per share, which is equivalent to a conversion ratio of 28.8219 shares per $1,000 of principal. The conversion price and the conversion ratio will adjust automatically upon certain changes to the Company’s capitalization. The fair value of CSN II as of September 30, 2011 was approximately $193 million and is based on recent sales prices.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited
The effective interest rate of CSN II, which takes into consideration the amortization of the discount and deferred fees related to the issuance of these notes, is 8.5%. The discount on CSN II is being amortized to the maturity date of the convertible notes utilizing the effective interest method. As of September 30, 2011, the carrying amount of the discount related to the CSN II conversion option value was $16.5 million. As of September 30, 2011, the if-converted value of the CSN II notes does not exceed their principal amount as the Company’s closing stock price of $20.01 per share did not exceed the conversion price of $34.70 per share.
The contractual interest and discount amortization for CSN II were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2011	2010	2011	2010
Contractual interest	$1,113	$1,113	$3,338	$3,338
Discount amortization	2,602	2,434	7,676	7,182
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
Deferred Financing Fees — The change in deferred financing fees is as follows (in thousands):

At December 31, 2010	$2,005
Financing costs deferred	2,164
Write-off during the period	(51)
Amortization during the period	(703)

At September 30, 2011	$3,415

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
The change in net pension liability is as follows (in thousands):

At December 31, 2010	$4,647
Net periodic pension cost	885
Benefit payments	(805)
Foreign currency translation	104

At September 30, 2011	$4,831

Net pension cost is comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2011	2010	2011	2010
Service cost	$290	$245	$825	$714
Interest cost	124	107	355	313
Amortization of net loss and prior service cost	21	5	60	16
Expected return on plan assets	(126)	(109)	(355)	(317)

Net pension cost	$309	$248	$885	$726

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited
7. STOCK-BASED COMPENSATION
Compensation costs related to share-based payments for the three months ended September 30, 2011 and October 1, 2010 totaled $1.8 million and $2.4 million, respectively. Of these amounts $1.5 million and $2.1 million, respectively, are included in Selling, General and Administrative Expenses. Compensation costs related to share-based payments for the nine months ended September 30, 2011 and October 1, 2010 totaled $5.1 million and $5.2 million, respectively. Of these amounts $4.2 million and $4.5 million, respectively, are included in Selling, General and Administrative Expenses. During the third quarter of 2010, the Company recorded $0.7 million of additional expense related to the accelerated vesting of equity awards issued to the Company’s former Senior Vice President — Orthopaedics, who passed away during the quarter.
Stock-based compensation expense included in the Condensed Consolidated Statement of Cash Flows includes costs recognized for the annual share contribution to the Company’s 401(k) plan of $1.2 million and $0.0 million for the three months ended September 30, 2011 and October 1, 2010, respectively. Stock-based compensation expense included in the Condensed Consolidated Statement of Cash Flows for the annual share contribution to the Company’s 401(k) plan for the nine months ended September 30, 2011 and October 1, 2010 totaled $3.7 million and $0.0 million, respectively.
The weighted average fair value and assumptions used to value options granted are as follows:

	Nine Months Ended
	September 30,	October 1,
	2011	2010
Weighted average fair value	$9.42	$8.24
Risk-free interest rate	2.04%	2.62%
Expected volatility	40%	40%
Expected life (in years)	5	5
Expected dividend yield	0%	0%
The following table summarizes time-vested stock option activity:

			Weighted
			Average
	Number of	Weighted	Remaining	Aggregate
	Time-Vested	Average	Contractual	Intrinsic
	Stock	Exercise	Life	Value
	Options	Price	(In Years)	(In Millions)
Outstanding at December 31, 2010	1,463,556	$23.46
Granted	292,959	24.15
Exercised	(78,028)	21.41
Forfeited or expired	(101,901)	22.55

Outstanding at September 30, 2011	1,576,586	$23.75	6.3	$0.4

Exercisable at September 30, 2011	1,055,286	$23.51	5.2	$0.4

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited
The following table summarizes performance-vested stock option activity:

			Weighted
			Average
	Number of	Weighted	Remaining	Aggregate
	Performance-	Average	Contractual	Intrinsic
	Vested Stock	Exercise	Life	Value
	Options	Price	(In Years)	(In Millions)
Outstanding at December 31, 2010	744,523	$23.68
Exercised	(25,194)	22.56
Forfeited or expired	(235,977)	22.22

Outstanding at September 30, 2011	483,352	$24.45	6.2	$—

Exercisable at September 30, 2011	252,894	$22.55	5.2	$—

The following table summarizes time-vested restricted stock and unit activity:

		Weighted
	Time-Vested	Average
	Activity	Fair Value
Nonvested at December 31, 2010	123,386	$22.57
Granted	25,241	24.16
Vested	(7,993)	21.98
Forfeited or expired	(2,713)	23.23

Nonvested at September 30, 2011	137,921	$22.88

The following table summarizes performance-vested restricted stock and unit activity:

	Performance-	Weighted
	Vested	Average
	Activity	Fair Value
Nonvested at December 31, 2010	283,797	$15.10
Granted	279,415	18.21
Vested	(200)	18.47
Forfeited or expired	(11,394)	16.11

Nonvested at September 30, 2011	551,618	$16.67

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited
8. OTHER OPERATING (INCOME) EXPENSE, NET
Other Operating (Income) Expense, Net is comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2011	2010	2011	2010
Orthopaedic facility optimization(a)	$164	$59	$425	$59
2007 & 2008 facility shutdowns and consolidations(b)	—	165	—	1,021
Integration costs(c)	—	5	—	135
Asset dispositions and other(d)	23	96	(591)	597

	$187	$325	$(166)	$1,812

(a) Orthopaedic facility optimization. In the third quarter of 2010, the Company began updating its Indianapolis, IN facility to streamline operations, consolidate buildings, increase capacity, further expand capabilities and reduce dependence on outside suppliers. Ultimately these updates will further reduce lead times, improve quality and allow the Company to better meet the needs of its customers.
In the first quarter of 2011, the Company announced that it would construct an 80,000 square foot manufacturing facility in Allen County, IN and transfer the manufacturing operations currently being performed at its Columbia City, IN location into this new facility. The Company broke ground on this new facility in the second quarter of 2011 and is expected to be completed by mid-2012.
In October 2011, the Board of Directors approved a multi-faceted plan to further enhance, optimize and leverage the Company’s manufacturing infrastructure. This plan includes the next phase of the Company’s Orthopaedic facility optimization initiative and includes the opening of two Orthopaedic design centers, transferring production of certain Orthopaedic product lines to the Company’s lower cost manufacturing facilities and the consolidation of the Company’s Orthopaedic operations in Switzerland. These initiatives are expected to be completed over the next two to three years.
The total capital investment in connection with these initiatives is expected to be between $40 million and $45 million, of which approximately $8 million has been incurred to date. The total expense for these optimization projects is expected to be between $9 million and $11 million of which $0.7 million has been incurred to date. All expenses are cash expenditures, except accelerated depreciation and asset write-offs, and are recorded within the Greatbatch Medical segment. The remaining capital investment and expenses are expected to be incurred over the next two to three years.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited
The change in accrued liabilities related to the orthopaedic facility optimization is as follows (in thousands):

		Production	Accelerated
	Severance	Inefficiencies,	Depreciation/
	and	Moving and	Asset Write-
	Retention	Revalidation	offs	Other	Total
At December 31, 2010	$—	$—	$—	$—	$—
Restructuring charges	—	397	18	10	425
Write-offs	—	—	(18)	—	(18)
Cash payments	—	(397)	—	(10)	(407)

At September 30, 2011	$—	$—	$—	$—	$—

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
(c) Integration costs. During 2010, the Company incurred costs related to the integration of companies acquired in 2007 and 2008. The integration initiatives include the implementation of the Oracle ERP system, training and compliance with Company policies, as well as the implementation of lean manufacturing and six sigma initiatives. These expenses were primarily for consultants, relocation and travel costs.
(d) Asset dispositions and other. During 2011 and 2010, the Company recorded (gains) write-downs in connection with various asset disposals, net of insurance proceeds received, if any.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited
9. INCOME TAXES
The income tax provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the estimate of the annual effective tax rate is updated, and if the estimated effective tax rate changes, a cumulative adjustment is made. There is a potential for volatility of the effective tax rate due to several factors, including changes in the mix of pre-tax income and the jurisdictions to which it relates, business acquisitions, settlements with taxing authorities and foreign currency fluctuations. The Company is currently under audit by the Internal Revenue Service for fiscal years 2010 and 2009 but is not expecting the audit to have a material impact on the effective tax rate when settled.
During the third quarter of 2011, the balance of unrecognized tax benefits decreased by $0.9 million, primarily as a result of the reversal of uncertain tax positions due to the expiration of the statute of limitations. Approximately $1.0 million of the balance of unrecognized tax benefits would favorably impact the effective tax rate (net of federal benefit on state issues), if recognized. It is reasonably possible that a reduction in the range of up to $0.8 million of the balance of unrecognized tax benefits may occur within the next twelve months as a result of the expiration of applicable statutes of limitation and potential audit settlements.
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
Product Warranties — The Company generally warrants that its products will meet customer specifications and will be free from defects in materials and workmanship. The change in aggregate product warranty liability for the quarter is as follows (in thousands):

At July 1, 2011	$2,173
Warranty claims paid	(436)
Foreign currency effect	(22)

At September 30, 2011	$1,715

Operating Leases — The Company is a party to various operating lease agreements for buildings, equipment and software. Minimum future annual operating lease payments are $0.7 million for the remainder of 2011; $2.4 million in 2012; $2.1 million in 2013; $2.2 million in 2014; $1.8 million in 2015 and $4.7 million thereafter. The Company primarily leases buildings, which accounts for the majority of the future lease payments.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited
Purchase Commitments — Contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. As of September 30, 2011, the total contractual obligation related to such expenditures is approximately $27.2 million and will primarily be financed by existing cash and cash equivalents, cash generated from operations, or draws under the 2011 Credit Facility over the next twelve months. We also enter into blanket purchase orders with vendors that have preferred pricing and terms, as well as contracts with vendors for outsourced services. However, the obligations under these purchase orders and service contracts generally contain clauses allowing for cancellation without significant penalty.
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
In September 2011, the Company entered into forward contracts to purchase 6.5 million and 4.9 million Mexican pesos per month beginning in January 2012 through December 2012 at an exchange rate of 13.0354 pesos and 14.0287 pesos per one U.S. dollar, respectively. These contracts were entered into in order to hedge the risk of peso-denominated payments associated with a portion of the operations at the Company’s Tijuana, Mexico facility for 2012 and are being accounted for as cash flow hedges.
As of September 30, 2011, these contracts had a negative fair value of $0.7 million, which is recorded within Accrued Expenses and Other Long-Term Liabilities in the Condensed Consolidated Balance Sheet. The amount recorded as a reduction of Cost of Sales during the nine months ended September 30, 2011 and October 1, 2010 related to these forward contracts was $0.5 million and $0.4 million, respectively. No portion of the change in fair value of the Company’s foreign currency contracts during the nine months ended September 30, 2011 or October 1, 2010 was considered ineffective.
Self-Insured Medical Plan — The Company self-funds the medical insurance coverage provided to its U.S. based employees. The risk to the Company is being limited through the use of stop loss insurance, which has an annual deductible of $0.2 million per covered participant. The maximum aggregate loss (the sum of all claims under the $0.2 million deductible) is limited to $14.2 million with a maximum benefit of $1.0 million. As of September 30, 2011, the Company has $2.8 million accrued related to the self-insurance of its medical plan, which is recorded in Accrued Expenses in the Condensed Consolidated Balance Sheet, and is primarily based upon claim history.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited
Workers’ Compensation Trust — The Company is a member of a group self-insurance trust that provides workers’ compensation benefits to employees of the Company in Western New York (the “Trust”). Based on actual experience, the Company could receive a refund or be assessed additional contributions for workers’ compensation claims. Under the Trust agreement, each participating organization has joint and several liability for Trust obligations if the assets of the Trust are not sufficient to cover those obligations. During the third quarter of 2011, the Company was notified by the Trust of its intentions to cease operations at the end of 2011 and was assessed $0.6 million as an estimate of its pro-rata share of future costs related to the Trust. As of September 30, 2011, this amount has been accrued and is recorded in Accrued Expenses in the Condensed Consolidated Balance Sheet. Beginning in 2012, the Company will utilize traditional insurance to provide workers’ compensation benefits.
11. EARNINGS PER SHARE (“EPS”)
The following table illustrates the calculation of Basic and Diluted EPS (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2011	2010	2011	2010
Numerator for basic EPS:
Net income	$6,989	$5,964	$27,483	$19,299
Effect of dilutive securities:
Interest expense on CSN I and related deferred financing fees, net of tax	—	—	—	241

Numerator for diluted EPS	$6,989	$5,964	$27,483	$19,540

Denominator for basic EPS:
Weighted average shares outstanding	23,297	23,078	23,241	23,060
Effect of dilutive securities:
Convertible subordinated notes	—	—	—	462
Stock options, restricted stock and restricted stock units	314	328	422	266

Denominator for diluted EPS	23,611	23,406	23,663	23,788

Basic EPS	$0.30	$0.26	$1.18	$0.84

Diluted EPS	$0.30	$0.25	$1.16	$0.82

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited
The diluted weighted average share calculations do not include the following securities, which are not dilutive to the EPS calculations or the performance criteria have not been met:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2011	2010	2011	2010
Time-vested stock options, restricted stock and restricted stock units	976,000	977,000	925,000	1,099,000
Performance-vested stock options and restricted stock units	672,000	844,000	678,000	883,000
12. ACCUMULATED OTHER COMPREHENSIVE INCOME
Accumulated Other Comprehensive Income is comprised of the following (in thousands):

	Defined
	Benefit		Foreign
	Pension	Cash	Currency	Total		Net-of-
	Plan	Flow	Translation	Pre-Tax		Tax
	Liability	Hedges	Adjustment	Amount	Tax	Amount
At December 31, 2010	$(2,014)	$(121)	$12,230	$10,095	$375	$10,470
Unrealized loss on cash flow hedges	—	(523)	—	(523)	183	(340)
Realized gain on cash flow hedges	—	(86)	—	(86)	30	(56)
Foreign currency translation gain	—	—	2,887	2,887	—	2,887

At September 30, 2011	$(2,014)	$(730)	$15,117	$12,373	$588	$12,961

13. FAIR VALUE MEASUREMENTS
The following table provides information regarding assets and liabilities recorded at fair value in the Company’s Condensed Consolidated Balance Sheet as of September 30, 2011 (in thousands):

	Fair Value Measurements Using
		Quoted
		Prices in	Significant
		Active Markets	Other	Significant
	At	for Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)
Foreign currency contracts
Accrued Expenses	$568	$—	$568	$—
Other Long-Term Liabilities	162	—	162	—

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited
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
Convertible subordinated notes — The fair value of the Company’s outstanding convertible subordinated notes described in Note 5 “Debt” was determined based upon recent third-party transactions for the Company’s notes in an inactive market. The Company’s convertible subordinated notes are valued for disclosure purposes utilizing Level 2 measurements of the fair value hierarchy.
Cost method investments — The Company holds certain cost method investments that are measured at fair value on a non-recurring basis in periods subsequent to initial recognition. The fair value of a cost method investment is only estimated if there are identified events or changes in circumstances that indicate impairment may be present. The aggregate carrying amount of the Company’s cost method investments included in Other Assets was $5.7 million and $11.8 million as of September 30, 2011 and December 31, 2010, respectively. During the second quarter of 2011, the Company recorded a $0.3 million write-down of one of its cost method investments based upon a recent stock offering by that Company. On January 5, 2011, the Company sold its cost method investment in IntElect Medical, Inc. (“IntElect”) in conjunction with Boston Scientific’s acquisition of IntElect. This transaction resulted in a pre-tax gain of $4.5 million.
14. BUSINESS SEGMENT, GEOGRAPHIC AND CONCENTRATION RISK INFORMATION
The Company operates its business in two reportable segments — Greatbatch Medical and Electrochem Solutions (“Electrochem”). The Greatbatch Medical segment designs and manufactures medical devices and components for the cardiac rhythm management (“CRM”), neuromodulation, vascular access and orthopaedic markets. Additionally, Greatbatch Medical offers value-added assembly and design engineering services for products that incorporate Greatbatch Medical components. As a result of the strategy put in place over three years ago, Greatbatch Medical now offers its customers complete medical devices including design, development, manufacturing, regulatory submission and supporting worldwide distribution. This medical device strategy is being facilitated through the Company’s QiG Group and leverages the component technology of Greatbatch Medical and Electrochem in the Company’s core markets: cardiovascular, neuromodulation and orthopaedic.
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

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited
An analysis and reconciliation of the Company’s business segment, product line and geographic information to the respective information in the Condensed Consolidated Financial Statements follows. Sales by geographic area are presented by allocating sales from external customers based on where the products are shipped to (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2011	2010	2011	2010
Sales:
Greatbatch Medical
CRM/Neuromodulation	$70,731	$69,376	$226,492	$225,139
Vascular Access	11,396	9,059	32,639	28,232
Orthopaedic	31,131	28,046	108,642	87,975

Total Greatbatch Medical	113,258	106,481	367,773	341,346
Electrochem	18,460	21,009	59,303	58,968

Total sales	$131,718	$127,490	$427,076	$400,314

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2011	2010	2011	2010
Segment income from operations:
Greatbatch Medical	$12,030	$12,904	$48,677	$45,117
Electrochem	3,631	4,593	12,890	11,677

Total segment income from operations	15,661	17,497	61,567	56,794
Unallocated operating expenses	(2,773)	(4,328)	(12,410)	(12,312)

Operating income as reported	12,888	13,169	49,157	44,482
Unallocated other expense	(3,649)	(4,879)	(9,327)	(15,677)

Income before provision for income taxes	$9,239	$8,290	$39,830	$28,805

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2011	2010	2011	2010
Sales by geographic area:
United States	$61,502	$61,025	$187,795	$186,414
Non-Domestic locations:
Puerto Rico	21,522	20,272	72,354	66,409
Belgium	11,958	12,759	48,555	43,471
United Kingdom & Ireland	14,466	12,801	42,585	37,850
Rest of world	22,270	20,633	75,787	66,170

Total sales	$131,718	$127,490	$427,076	$400,314

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited
Four customers accounted for a significant portion of the Company’s sales as follows:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2011	2010	2011	2010
Customer A	18%	19%	20%	22%
Customer B	20%	19%	18%	18%
Customer C	11%	11%	13%	12%
Customer D	9%	9%	8%	8%

	58%	58%	59%	60%

Long-lived tangible assets by geographic area are as follows (in thousands):

	As of
	September 30,	December 31,
	2011	2010
United States	$110,311	$126,519
Rest of world	33,996	36,095

Total	$144,307	$162,614

15. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
In the normal course of business, management evaluates all new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”), Securities and Exchange Commission, Emerging Issues Task Force, American Institute of Certified Public Accountants or other authoritative accounting bodies to determine the potential impact they may have on the Company’s Condensed Consolidated Financial Statements. Based upon this review except as noted below, management does not expect any of the recently issued accounting pronouncements, which have not already been adopted, to have a material impact on the Company’s Condensed Consolidated Financial Statements.
In September 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-08 “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” This ASU modifies the impairment test for goodwill intangibles. Under the revised guidance, entities performing their annual goodwill impairment test have the option of performing a qualitative assessment before calculating the fair value of the reporting unit (i.e., step 1 of the goodwill impairment test). If entities determine, on the basis of this qualitative assessment, that the fair value of the reporting unit is more likely than not (i.e., a likelihood of more than 50 percent) less than the carrying amount, the two-step goodwill impairment test would be required. ASU No. 2011-08 is effective for the Company beginning in fiscal year 2012. Early adoption is permitted. The Company is currently assessing whether or not to adopt ASU No. 2011-08 for its 2011 annual goodwill impairment test. When adopted, this ASU will not have a material impact on the Company’s Condensed Consolidated Financial Statements as it only impacts the timing of when a company is required to perform the two-step goodwill impairment test.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited
In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” This ASU provides companies two choices for presenting net income and comprehensive income: in a single continuous statement, or in two separate, but consecutive, statements. Presenting comprehensive income in the statement of equity is no longer an option. ASU No. 2011-05 is effective for the Company beginning in fiscal year 2012 and is not expected to have a material impact on the Company’s Condensed Consolidated Financial Statements as it only changes the disclosures surrounding comprehensive income and as the Company already presents net income and comprehensive income in a single continuous statement.
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
Our Customers
Greatbatch Medical customers include leading original equipment manufacturers (“OEMs”), in alphabetical order here and throughout this report, such as Biotronik, Boston Scientific, Johnson & Johnson, Medtronic, Smith & Nephew, Sorin Group, St. Jude Medical, Stryker and Zimmer. The nature and extent of our selling relationships with each OEM varies in terms of breadth of products purchased, purchased product volumes, length of contractual commitment, ordering patterns, inventory management and selling prices. During the nine months ended September 30, 2011, Boston Scientific, Johnson & Johnson, Medtronic and St. Jude Medical collectively accounted for 59% of our total sales.
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
Financial Overview
Third quarter 2011 sales grew 3% (2% constant currency) over the prior year period to $131.7 million, reflecting 26% vascular access growth and 11% (4% constant currency) orthopaedic growth. Third quarter 2011 sales included the impact of foreign currency exchange rate fluctuations, which benefitted orthopaedic sales by approximately $2 million compared to the prior year. During the quarter, CRM and neuromodulation revenue increased 2% over the prior year period despite the contraction in the underlying market. As expected, Electrochem revenue declined 12% in comparison to the prior year due to a one-time inventory build by an energy customer in 2010 that resulted in a record revenue quarter for that segment. For the first nine months of 2011, total sales increased 7%, or 5% on a constant currency basis, to $427.1 million. This strong constant currency growth was driven by our vascular access (16%) and orthopaedic (14%) product lines.

We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Additionally, we consistently report and discuss in our quarterly earnings releases and investor presentations adjusted operating income and margin, adjusted net income and adjusted earnings per diluted share. These adjusted amounts consist of GAAP amounts excluding the following adjustments to the extent they occur during the period: (i) facility consolidation, manufacturing transfer and system integration charges, (ii) asset write-down and disposition charges, (iii) severance charges in connection with corporate realignments or a reduction in force, (iv) the impact of non-cash charges to interest expense due to the accounting change governing convertible debt, (v) unusual or infrequently occurring items, (vi) medical device design verification testing (“DVT”) expenses incurred in connection with developing our neuromodulation platform, (vii) gain/loss on the sale of investments and (viii) the income tax (benefit) related to these adjustments. We believe that reporting these amounts provides important supplemental information to our investors and creditors seeking to understand the financial and business trends relating to our financial condition and results of operations. Additionally, certain performance-based compensation incentives provided to our executives are determined utilizing adjusted amounts.
GAAP operating income for the third quarter of 2011 decreased 2% to $12.9 million, compared to $13.2 million for the 2010 third quarter. Adjusted operating income increased 2% to $14.7 million compared to $14.4 million for the comparable 2010 period. These amounts reflect the benefit of higher revenue during the quarter, as well as our various lean initiatives, which were offset by pressure on our gross margin caused by price reductions given to some of our larger OEM customers at the end of last year in conjunction with their signing long-term contracts, as well as a higher level of performance-based compensation in 2011. For the first nine months of 2011, GAAP operating income and adjusted operating income were $49.2 million and $51.9 million, respectively, representing increases of 11% and 10%, respectively, reflecting higher revenue and gross profit levels, which were partially offset by higher professional and consulting costs and performance-based compensation.
A reconciliation of GAAP operating income to adjusted amounts is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2011	2010	2011	2010
Operating income as reported	$12,888	$13,169	$49,157	$44,482
Adjustments:
Executive death benefits (SG&A)	—	885	—	885
Medical device DVT expenses (RD&E)	1,639	—	2,863	—
Consolidation costs	164	224	425	1,080
Integration expenses	—	5	—	135
Asset dispositions and other	23	96	(591)	597

Adjusted operating income	$14,714	$14,379	$51,854	$47,179

Adjusted operating margin	11.2%	11.3%	12.1%	11.8%

GAAP and adjusted diluted EPS for the third quarter 2011 were $0.30 and $0.41 per share, respectively, compared to $0.25 and $0.34 per share, respectively, for the third quarter 2010. These represent increases of 20% and 21%, respectively, and reflect our operational results discussed above, and our financial leverage resulting from our significant debt reduction over the past year, as well as a lower effective tax rate due to the reinstatement of the R&D tax credit. For the first nine months of 2011, GAAP and adjusted diluted EPS were $1.16 and $1.29 per share, respectively, representing increases of 41% and 22%, respectively, over the prior year. During 2011, we recorded a gain of $4.2 million ($2.8 million net of tax and $0.12 per diluted share) from our cost method investments, which is included in the GAAP diluted EPS amount for the year-to-date period.
A reconciliation of GAAP net income and diluted EPS to adjusted amounts is as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2011	2010	2011	2010
Income before taxes as reported	$9,239	$8,290	$39,830	$28,805
Adjustments:
Executive death benefits (SG&A)	—	885	—	885
Medical device DVT expenses (RD&E)	1,639	—	2,863	—
Consolidation costs	164	224	425	1,080
Integration expenses	—	5	—	135
Asset dispositions and other	23	96	(591)	597
Gain on cost method investments, net	—	—	(4,232)	—
CSN II conversion option discount amortization	2,140	1,987	6,303	5,852

Adjusted income before taxes	13,205	11,487	44,598	37,354
Adjusted provision for income taxes	3,638	3,445	14,016	12,498

Adjusted net income	$9,567	$8,042	$30,582	$24,856

Adjusted diluted EPS	$0.41	$0.34	$1.29	$1.06

Number of shares	23,611	23,406	23,663	23,788
Our CEO’s View
We are pleased with the results for the first three quarters of the year. We are effectively navigating through the challenges in our core markets by remaining dedicated to our three strategic objectives: growing and diversifying our revenue base; driving operating performance; and delivering innovative solutions to our customers. With that said, we remain cautious on the near-term prospects for our Company due to the headwinds facing our markets, in particular the contracting CRM market and pricing pressure from our customers. We expect these pressures to persist for the foreseeable future.
We continue to make significant investment in the development of complete medical devices for our customers, which is being enabled by our operational and financial leverage. Additionally, we are taking steps to further rationalize and optimize our geographic footprint in order to improve efficiencies and prepare for increased volumes as these medical devices commercialize. I am encouraged by the progress we have made on all of our initiatives and am confident that the investments we are making today will position our Company for higher growth and profitability in the future.

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
As part of the natural evolution of our Company, in 2008, we reassigned 40 Greatbatch Medical engineers to create the QiG Group in order to help facilitate the development of complete medical devices for our customers. In creating QiG, we pooled and focused the talent, resources and capacity for innovation within our organization. Today, QiG encompasses over 120 research and development professionals working in facilities in five states and focused on three compelling therapeutic areas: cardiovascular, neuromodulation and, longer-term, orthopaedics. Additionally, QiG has established partnerships with nearly a dozen key physicians who are highly specialized in these areas. These partnerships are helping us to design medical devices from the ground up with features that will meet the needs of today’s practicing clinicians.
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
In October 2011, the Board of Directors approved a multi-faceted plan to further enhance, optimize and leverage the Company’s manufacturing infrastructure in order to position the Company for improved profitability and long-term growth. This plan will add capabilities, build manufacturing infrastructure to support our Medical Device strategy, and further leverage our low cost manufacturing facilities in order to drive manufacturing efficiencies. These strategic initiatives will include the opening of two Orthopaedic design centers, transferring production of several product lines to our lower cost manufacturing facilities, the consolidation of the Company’s Orthopaedic operations in Switzerland, the expansion of two existing facilities and an upgrade of the Company’s ERP system.
Additional information regarding the timing, cash flow and amount of future expenditures related to our cost savings and consolidation initiatives is set forth in Note 8 “Other Operating (Income) Expense, Net” of the Notes to the Condensed Consolidated Financial Statements, as well as the “Liquidity and Capital Resources” section below.
Government Regulation
The Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act (collectively “Health Care Reform”) legislated broad-based changes to the U.S. health care system that could significantly impact our business operations and financial results, including higher or lower revenue, as well as higher employee medical costs and taxes. Health Care Reform imposes significant new taxes on OEMs, which will result in a significant increase in the tax burden on our industry and which could have a material, negative impact on our results of operations and our cash flows. Other elements of Health Care Reform such as comparative effectiveness research, an independent payment advisory board, payment system reforms including shared savings pilots and other provisions could meaningfully change the way healthcare is developed and delivered, and may materially impact numerous aspects of our business, results of operations and financial condition. Many significant parts of Health Care Reform will be phased in over the next eight years and require further guidance and clarification in the form of regulations. As a result, many of the impacts of Health Care Reform will not be known until those regulations are enacted.
Since January 2010, there have been actions by the U.S. Congress and the U.S. Department of Transportation, Pipeline and Hazardous Materials Safety Administration to amend requirements in the hazardous materials regulations on the transportation of lithium cells and batteries, including lithium cells and batteries packed or contained in equipment. The Company is actively monitoring any rulemaking process or legislative activities related to lithium battery transportation because of the potential negative effect they could have on our Greatbatch Medical and Electrochem businesses.

Our Financial Results
We utilize a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31st. For 52-week years, each quarter contains 13 weeks. The third quarter of 2011 and 2010 ended on September 30, and October 1, respectively, and each contained 13 weeks. The commentary that follows should be read in conjunction with our Consolidated Financial Statements and related notes and with the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K for the fiscal year ended December 31, 2010.
The following table presents certain selected financial information derived from our Condensed Consolidated Financial Statements for the periods presented (dollars in thousands, except per share data):

	Three Months Ended				Nine Months Ended
	September 30,	October 1,	$	%	September 30,	October 1,	$	%
	2011	2010	Change	Change	2011	2010	Change	Change
Sales:
Greatbatch Medical
CRM/Neuromodulation	$70,731	$69,376	$1,355	2%	$226,492	$225,139	$1,353	1%
Vascular Access	11,396	9,059	2,337	26%	32,639	28,232	4,407	16%
Orthopaedic	31,131	28,046	3,085	11%	108,642	87,975	20,667	23%

Total Greatbatch Medical	113,258	106,481	6,777	6%	367,773	341,346	26,427	8%
Electrochem	18,460	21,009	(2,549)	-12%	59,303	58,968	335	1%

Total sales	131,718	127,490	4,228	3%	427,076	400,314	26,762	7%
Cost of sales	89,811	85,496	4,315	5%	291,395	271,197	20,198	7%

Gross profit	41,907	41,994	(87)	0%	135,681	129,117	6,564	5%
Gross profit as a % of sales	31.8%	32.9%			31.8%	32.3%

Selling, general and administrative expenses (SG&A)	17,760	17,098	662	4%	53,980	49,220	4,760	10%
SG&A as a % of sales	13.5%	13.4%			12.6%	12.3%

Research, development and engineering costs, net (RD&E)	11,072	11,402	(330)	-3%	32,710	33,603	(893)	-3%
RD&E as a % of sales	8.4%	8.9%			7.7%	8.4%

Other operating (income) expense, net	187	325	(138)	-42%	(166)	1,812	(1,978)	NA

Operating income	12,888	13,169	- 281	-2%	49,157	44,482	4,675	11%
Operating margin	9.8%	10.3%			11.5%	11.1%
Interest expense	4,125	4,577	(452)	-10%	12,802	14,864	(2,062)	-14%
Interest income	(1)	(4)	3	-75%	(9)	(9)	—	0%
Gain on cost method investments, net	—	—	—	NA	(4,232)	—	(4,232)	NA
Other (income) expense, net	(475)	306	(781)	-255%	766	822	(56)	-7%
Provision for income taxes	2,250	2,326	(76)	-3%	12,347	9,506	2,841	30%
Effective tax rate	24.4%	28.1%			31.0%	33.0%

Net income	$6,989	$5,964	$1,025	17%	$27,483	$19,299	$8,184	42%

Net margin	5.3%	4.7%			6.4%	4.8%
Diluted earnings per share	$0.30	$0.25	$0.05	20%	$1.16	$0.82	$0.34	41%

Sales
Third quarter 2011 sales grew 3% over the prior year period to $131.7 million. Excluding the $2 million of benefit from foreign currency fluctuations, revenue growth was 2% despite a slowdown in the CRM market and a tough comparison for our Electrochem segment. Our vascular access and orthopaedic product lines reported strong organic revenue growth and were significant contributors to our solid third quarter results. For the year-to-date period, sales are 7% above the prior year period, or 5% on a constant currency basis, reflecting the benefits of our diversified revenue base. Foreign currency exchange rate fluctuations only impact our orthopaedic product line sales. Thus, for all other product lines, the sales change percentages disclosed are the same on both a reported and a constant currency basis.
For the third quarter 2011, sales of medical devices developed under the Greatbatch name were approximately $1 million and approximately $2 million year-to-date. These sales are included in the CRM and neuromodulation, and vascular access product lines and are expected to contribute up to $5 million of revenue for the full year 2011.
Greatbatch Medical — CRM and neuromodulation product line sales for the third quarter 2011 increased 2% compared to the prior year period and were 1% above the prior year for the year-to-date period. During the first two quarters of 2011, CRM revenue included the benefit of customer inventory builds and product launches, which was partially offset by continued pricing pressure, as well as the overall contraction in the underlying CRM market. As a result of these headwinds, we expect full year CRM and neuromodulation revenue for 2011 to be flat in comparison to 2010.
Our visibility to customer ordering patterns is over a relatively short period of time. We face continuous pricing pressure from our customers, and in particular our four largest OEM customers upon which a significant portion of our sales is dependent. Additionally, these customers have inventory management programs, alternative supply arrangements, and vertical integration plans, and the relative market share among the OEM manufacturers’ changes continuously. We expect these pressures to persist for the foreseeable future given the downturn in the economy and the contracting CRM market, which will continue to significantly impact our sales.
In comparison to the prior year, 2011 third quarter sales for the vascular access product line increased 26% to $11.4 million and 16% on a year-to-date basis. These increases were primarily attributable to both growth in the underlying market and market share gains. Additionally, vascular access revenue for the third quarter 2011 included approximately $0.5 million ($1.5 million year-to-date) from sales of medical devices that were developed under the Greatbatch name. Although the absolute revenue is still modest, we are making strong progress on all medical device initiatives and expect this amount to continue to build meaningfully over the next several years.
Orthopaedic sales of $31.1 million for the third quarter of 2011 were 11% above the comparable 2010 period, and included approximately $2 million of favorable foreign currency exchange rate benefit. Excluding this benefit, sales increased 4% organically over the prior year period despite slower than expected underlying market growth. For the first three quarters of 2011, orthopaedic sales increased 23% to $108.6 million and included $8 million of favorable foreign currency exchange rate benefit. On a constant currency basis, 2011 year-to-date orthopaedic sales increased 14% over the 2010 period. The quarter and year-to-date increases included the benefit from customer product launches, as well as from market share gains. These market share gains are a result of the investments made over the last several years to expand capabilities, shorten lead times, and improve quality and on-time delivery.

Electrochem — As expected, sales for our Electrochem business segment decreased 12% to $18.5 million compared to the third quarter of 2010 as the third quarter of 2010 included the benefit of a one-time inventory build by one of our energy customers that resulted in a record revenue quarter for that segment. Despite this quarter over quarter decrease, Electrochem sales are up 1% for the year and are still expected to be at the high end of the 2% to 5% annual growth rate range provided at the beginning of the year. Electrochem revenue for the first half of 2011 included the benefit of seasonality in the energy market and the timing of inventory pulls by our environmental customers, which are not expected to reoccur in the second half of 2011.
Gross Profit
Changes to gross profit as a percentage of sales from the prior year were due to the following:

	Change From Prior Year
	Three Months	Nine Months
Capacity & productivity(a)	0.8%	1.3%
Performance-based compensation(b)	-1.0%	-1.2%
Selling price(c)	-0.7%	-1.2%
Other	-0.2%	0.6%

Total percentage point change to gross profit as a percentage of sales	-1.1%	-0.5%

(a)	Our gross profit percentage benefitted from higher sales volumes, which absorbed excess capacity, as well as productivity gains from our various lean initiatives.

(b)	Our gross profit percentage for 2011 includes a higher level of performance-based compensation expense due to our strong results compared to 2010. Performance-based compensation is accrued based upon management’s expectation of what level of performance will be achieved relative to targets set.

(c)	Our gross profit percentage was negatively impacted in 2011 in comparison to the prior year due to price concessions given to our larger OEM customers near the end of 2010 in exchange for long-term contracts. We expect this negative impact to continue for the remainder of 2011.
We expect that our gross profit margin will continue around the current level for the remainder of the year. Over the long-term, we expect our gross profit margin to improve as more system and device level products are introduced, which typically earn a higher margin, and as sales volumes increase and absorb excess capacity.

SG&A Expenses
Changes to SG&A expenses from the prior year were due to the following (in thousands):

	Change From Prior Year
	Three Months	Nine Months
Performance-based compensation(a)	$1,940	$2,898
Professional and consulting expense(b)	798	2,414
Litigation related fees and charges(c)	(1,290)	(801)
Executive death benefits(d)	(885)	(885)
Other(e)	99	1,134

Net increase in SG&A	$662	$4,760

(a)	SG&A costs for 2011 include a higher level of performance-based compensation expense due to our strong results in 2011 and the weaker than expected results in 2010. Performance-based compensation is accrued based upon management’s expectation of what level of performance will be achieved relative to targets set.

(b)	Amounts represent the change in professional and consulting expense from the 2010 period and reflect a higher level of corporate development initiatives, including costs incurred in connection with our medical device strategy.

(c)	During 2010, the Company incurred fees and charges in connection with two litigation actions that were subsequently settled near the end of 2010. Accordingly, litigation related fees and charges were at a significantly lower level in comparison to the prior year.

(d)	SG&A expenses for the third quarter of 2010 include death benefits provided to the family of the Company’s former Senior Vice President — Orthopaedics.

(e)	SG&A costs were negatively impacted in 2011 as a result of foreign currency exchange rate fluctuations, which increased SG&A costs by approximately $0.5 million and $1.7 million for the three and nine month periods of 2011, respectively, in comparison to 2010.
RD&E Expenses, Net
Net RD&E costs are comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2011	2010	2011	2010
Research and development costs	$5,160	$4,247	$13,672	$13,201

Engineering costs	8,330	8,782	25,897	25,599
Less cost reimbursements	(2,418)	(1,627)	(6,859)	(5,197)

Engineering costs, net	5,912	7,155	19,038	20,402

Total RD&E, net	$11,072	$11,402	$32,710	$33,603

Net RD&E costs for the three and nine month periods of 2011 were slightly below the prior year period and included a higher level of customer cost reimbursements, which was primarily due to the achievement of contractual milestones on several medical device projects. Excluding the higher cost reimbursements, RD&E for the 2011 periods were slightly above the prior year as we continue to invest additional resources in developing complete medical devices for our OEM customers. During the third quarter of 2011, we incurred $6.2 million ($16.6 million year-to-date) of RD&E expenses related to the development of medical devices compared to $5.3 million ($14.6 million year-to-date) in 2010. Net RD&E for the third quarter of 2011 includes $1.6 million ($2.9 million year-to-date) of DVT costs related to the QiG Group’s development of a neuromodulation platform compared to zero for the prior year periods. We expect these DVT costs to remain around current quarter levels through mid 2012. Over the long-term, we expect net RD&E to be approximately 8.5% to 9.0% of sales. Net RD&E for the first three quarters of 2011 was 7.7% of sales.
Other Operating (Income) Expense, Net
Other operating (income) expense, net is comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2011	2010	2011	2010
Orthopaedic facility optimization(a)	$164	$59	$425	$59
2007 & 2008 facility shutdowns and consolidations(b)	—	165	—	1,021
Integration costs(c)	—	5	—	135
Asset dispositions and other(d)	23	96	(591)	597

Total other operating (income) expense, net	$187	$325	$(166)	$1,812

(a)	During 2011 and 2010 we incurred costs related to the optimization of our Orthopaedic operations in order to increase capacity, expand our capabilities and reduce dependence on outside suppliers. Ultimately these updates will further reduce our lead times, improve quality and allow us to better meet the needs of our customers. Additional information regarding the timing, cash flow and amount of future expenditures is discussed in Note 8 “Other Operating (Income) Expense, Net” of the Notes to the Condensed Consolidated Financial Statements contained in this report.

(b)	In 2010, we recorded charges related to our various cost savings and consolidation efforts initiated in 2007 and 2008. Over the long-term, we expect these initiatives to continue to positively impact operational efficiencies and profitability. Additional information regarding these initiatives is discussed in Note 8 “Other Operating (Income) Expense, Net” of the Notes to the Condensed Consolidated Financial Statements contained in this report.

(c)	During 2010, we incurred costs related to the integration of the companies acquired in 2007 and 2008. The integration initiatives included the implementation of the Oracle ERP system, training and compliance with policies, as well as the implementation of lean manufacturing and six sigma initiatives. The expenses were primarily for consultants, relocation and travel costs.

(d)	During 2011 and 2010, we recorded (gains) write-downs in connection with various asset disposals net of insurance proceeds received, if any.

Interest Expense and Interest Income
Interest expense for the third quarter and year-to-date periods of 2011 were below the comparable periods of 2010 primarily due to the benefit of repaying our long-term debt with excess cash flow from operations. Interest income for the same periods of 2011 was relatively consistent with the comparable 2010 periods.
Gain on Cost Method Investments, Net
In January 2011, we sold our cost method investment in IntElect Medical, Inc. (“IntElect”) in conjunction with Boston Scientific’s acquisition of IntElect. We obtained our ownership interest in IntElect through our acquisition of BIOMEC, Inc. in 2007 and two subsequent additional investments. This transaction resulted in a pre-tax gain of $4.5 million. During the second quarter of 2011, we recorded a $0.3 million write down of one of our cost method investments based upon a recent stock offering by that company.
Other (Income) Expense, Net
Other (income) expense, net primarily includes the impact of foreign currency exchange rate fluctuations on transactions denominated in foreign currencies.
Provision for Income Taxes
The effective tax rate for the three and nine months ended September 30, 2011 was 24.4% and 31.0%, respectively, versus 28.1% and 33.0%, respectively, for the comparable 2010 periods. The current rate reflects the benefit of the research and development tax credit, which expired at the end of 2009 and was reinstated in the fourth quarter of 2010 for 2010 and 2011. Based upon the results for the first three quarters, the effective tax rate for the full year 2011 is expected to be approximately 32%. There is a potential for volatility of the effective tax rate due to several factors, including changes in the mix of pre-tax income and the jurisdictions to which it relates, business acquisitions, settlements with taxing authorities and foreign currency fluctuations.
We believe it is reasonably possible that a reduction of up to $0.8 million of the balance of unrecognized tax benefits may occur within the next twelve months as a result of the expiration of applicable statutes of limitation and potential audit settlements, which would positively impact the effective tax rate in the period of reduction.
2011 Outlook — At this time, we are reaffirming our revenue, adjusted operating income as a percentage of sales and adjusted diluted EPS guidance, which we revised upward following the second quarter:

Sales	$550 million – $570 million
Adjusted Operating Income as a % of Sales	12.0% – 13.0%
Adjusted Diluted EPS	$1.60 – $1.70
Foreign currency exchange rate fluctuations added approximately $8 million to revenue for the first three quarters of 2011 in comparison to 2010. Additionally, foreign currency exchange rate fluctuations do not materially impact our operating income as the benefit from higher revenue levels are naturally offset by a corresponding increase in production and administrative costs.

Liquidity and Capital Resources

	As of
	September 30,	December 31,
(Dollars in thousands)	2011	2010
Cash and cash equivalents	$41,627	$22,883
Working capital	$179,255	$150,922
Current ratio	3.43	3.49
The increase in cash and cash equivalents, and working capital primarily relates to cash flow from operations of $58.5 million for the first three quarters of 2011 partially offset by $30.0 million of cash used to pay down long-term debt. Cash used in investing activities for the first nine months of 2011 was consistent with the same period of 2010 as a higher level of capital expenditures was offset by the proceeds received from the sale of a cost method investment in 2011. Our current ratio remained relatively consistent with the year-end amount.
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
The 2011 Credit Facility is supported by a consortium of fourteen banks with no bank controlling more than 19% of the facility. As of September 30, 2011, each bank supporting the 2011 Credit Facility has an S&P credit rating of at least BBB or better, which is considered investment grade.
The 2011 Credit Facility requires us to maintain a rolling four quarter ratio of adjusted EBITDA to interest expense of at least 3.0 to 1.0. For the rolling four quarter period ended September 30, 2011, our ratio of adjusted EBITDA to interest expense, calculated in accordance with our credit agreement, was 20.2 to 1.00, well above the required limit. The 2011 Credit Facility also requires us to maintain a total leverage ratio of not greater than 4.5 to 1.0 through December 30, 2011 and not greater than 4.0 to 1.0 from December 31, 2011 and thereafter. As of September 30, 2011, our total leverage ratio, calculated in accordance with our credit agreement, was 1.78 to 1.00, well below the required limit.
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
As of September 30, 2011, we had $380 million of borrowing capacity available under the 2011 Credit Facility. This amount may vary from period to period based upon our debt and EBITDA levels, which impacts the covenant calculations discussed above. We believe that our cash flow from operations and the 2011 Credit Facility provide adequate liquidity to meet our current short- and long- term funding needs.

Operating activities — Cash flows from operations for the first nine months of 2011 were $58.5 million, which was below the comparable 2010 period of $72.0 million. The decrease from the prior year is primarily due to the timing of cash receipts and payments and an increase in working capital levels. More specifically, net cash provided by operating assets and liabilities decreased approximately $23 million when compared to the prior year. We currently have various initiatives in process to help reduce our working capital levels, which are expected to take effect starting in the fourth quarter.
Investing activities — Net cash used in investing activities for the first nine months of 2011 was $9.8 million compared to $9.3 million for the same period of 2010. This increase was primarily related to an increase in maintenance capital expenditures, as well as further investments in our Orthopaedic facilities to add to our capabilities as discussed in Note 8 “Other Operating (Income) Expense, Net” of the Notes to the Condensed Consolidated Financial Statements contained in this report. These expenditures were partially offset by the net cash proceeds received from our cost method investments of $10.3 million. Our current expectation is that capital spending for the remainder of 2011 will be in the range of $10 million to $20 million, of which approximately half is discretionary in nature.
In January 2011, we announced our intention to construct an 80,000 square foot manufacturing facility in Allen County, IN. We broke ground on this facility during the second quarter of 2011 and we expect this facility to be operational by mid-2012. Total investment in this facility is expected to be approximately $17 million.
In October 2011, the Board of Directors approved a multi-faceted plan to further enhance, optimize and leverage the Company’s manufacturing infrastructure in order to position the Company for improved profitability and long-term growth. This plan will add capabilities, build manufacturing infrastructure to support our Medical Device strategy, and further leverage our low cost manufacturing facilities in order to drive manufacturing efficiencies. These strategic initiatives will include the opening of two Orthopaedic design centers, transferring production of several product lines to our lower cost manufacturing facilities, the consolidation of the Company’s Orthopaedic operations in Switzerland, the expansion of two facilities and an upgrade of the Company’s ERP system. The total capital expenditure for these initiatives is expected to be between $40 million and $50 million with total expense expected to be between $10 million and $15 million. These cash expenditures are expected to take place over the next two to three years.
We anticipate that cash on hand along with cash flow from operations and availability under the 2011 Credit Facility will be sufficient to fund these capital expenditures. As part of our strategy to grow and diversify our revenue base, we have and will continue to consider strategically targeted and opportunistic acquisitions.
Financing activities — Net cash used in financing activities for the first nine months of 2011 was $31.0 million compared to $57.8 million for the prior year period. During the 2011 period, we repaid $30.0 million of long-term debt compared to $57.5 million in the 2010 period. Going forward, we expect excess cash flow from operations to be used to pay down outstanding debt, to fund the capital expenditures discussed above and to strengthen our cash position.
Capital Structure — As of September 30, 2011, our capital structure consisted of $197.8 million of convertible subordinated notes, $20.0 million of debt under the 2011 Credit Facility and 23.4 million shares of common stock outstanding. Additionally, we had $41.6 million in cash and cash equivalents, which is sufficient to meet our short-term operating cash needs. If necessary, we currently have access to $380 million under the 2011 Credit Facility and are authorized to issue 100 million shares of common stock and 100 million shares of preferred stock. The market value of our outstanding common stock since our initial public offering has exceeded our book value; accordingly, we believe that if needed we can access public markets to raise additional capital. We believe that our capital structure provides the liquidity and flexibility to support our internal growth and corporate development initiatives. We continuously evaluate our capital structure as it relates to our anticipated long-term funding needs. Changes to our capital structure may occur as a result of this analysis, or changes in market conditions.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements within the meaning of Item 303(a)(4) of Regulation S-K.
Contractual Obligations
The following table summarizes our significant contractual obligations at September 30, 2011:

	Payments due by period
		Remainder of
CONTRACTUAL OBLIGATIONS	Total	2011	2012 - 2013	2014 - 2015	After 2015
Debt obligations(a)	$227,441	$1,211	$205,245	$788	$20,197
Operating lease obligations(b)	13,933	660	4,574	4,039	4,660
Purchase obligations(b)	27,213	15,751	7,902	260	3,300
Foreign currency contracts(b)	12,600	2,400	10,200	—	—
Pension obligations(c)	11,432	246	2,207	2,348	6,631

Total contractual obligations	$292,619	$20,268	$230,128	$7,435	$34,788

(a)	Includes the annual interest expense on our convertible subordinated notes of 2.25%, which is paid semi-annually. Amounts also include the expected interest expense on the $20.0 million outstanding on the 2011 Credit Agreement based upon the period end weighted average interest rate of 1.97%. See Note 5 “Debt” of the Notes to Condensed Consolidated Financial Statements in this report for additional information.

(b)	See Note 10 “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements in this report for additional information about our operating leases, purchase obligations and foreign currency contracts.

(c)	See Note 6 “Pension Plans” of the Notes to Condensed Consolidated Financial Statements in this report for additional information about our pension plan obligations. These amounts do not include any potential future contributions to our pension plan that may be necessary if the rate of return earned on pension plan assets is not sufficient to fund the rate of increase of our pension liability. Future cash contributions may be required. As of December 31, 2010, the most recent valuation date, our actuarially determined pension benefit obligation exceeded the plans assets by $4.6 million.
This table does not reflect $1.0 million of unrecognized tax benefits as we are uncertain as to if or when such amounts may be settled. Refer to Note 9 “Income Taxes” of the Notes to Condensed Consolidated Financial Statements in this report for additional information about these unrecognized tax benefits.
We self-fund the medical insurance coverage provided to our U.S. based employees. Our risk is being limited through the use of stop loss insurance, which has an annual deductible of $0.2 million per covered participant. The maximum aggregate loss (i.e. sum of all claims under the $0.2 million deductible) is limited to $14.2 million with a maximum benefit of $1.0 million. As of September 30, 2011, we have $2.8 million accrued related to our self-insured medical plan, which is recorded in Accrued Expenses in the Condensed Consolidated Balance Sheet, and is primarily based upon claim history. This table does not reflect any potential future payments for self-insured medical claims.

We are a member of a group self-insurance trust that provides workers’ compensation benefits to employees of the Company in Western New York (the “Trust”). Based on actual experience, the Company could receive a refund or be assessed additional contributions for workers’ compensation claims. Under the Trust agreement, each participating organization has joint and several liability for Trust obligations if the assets of the Trust are not sufficient to cover those obligations. During the third quarter of 2011, we were notified by the Trust of its intentions to cease operations at the end of 2011 and were assessed $0.6 million as an estimate of our pro-rata share of future costs related to the Trust. As of September 30, 2011, this amount has been accrued and is recorded in Accrued Expenses in the Condensed Consolidated Balance Sheet. Beginning in 2012, the Company will utilize traditional insurance to provide workers’ compensation benefits. This table does not reflect any potential future payments to the Trust for workers’ compensation claims.
Impact of Recently Issued Accounting Standards
In the normal course of business, we evaluate all new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”), Securities and Exchange Commission (“SEC”), Emerging Issues Task Force (“EITF”), American Institute of Certified Public Accountants (“AICPA”) or other authoritative accounting body to determine the potential impact they may have on our Consolidated Financial Statements. In 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-08 “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment,” ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” and ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which are effective for our fiscal year 2012. See Note 15 “Impact of Recently Issued Accounting Standards” of the Notes to Condensed Consolidated Financial Statements in this report for additional information about these recently issued accounting standards and their potential impact on our financial condition or results of operations.
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
Foreign Currency — We have significant foreign operations in France, Mexico and Switzerland, which expose the Company to foreign currency exchange rate fluctuations due to transactions denominated in Euros, Mexican pesos and Swiss francs, respectively. We continuously evaluate our foreign currency risk and will take action from time to time in order to best mitigate these risks, which includes the use of various derivative instruments such as forward currency exchange contracts. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency exposures would have had an impact of approximately $10 million on our annual sales. This amount is not indicative of the hypothetical net earnings impact due to partially offsetting impacts on cost of sales and operating expenses in those currencies. We estimate that foreign currency exchange rate fluctuations during the nine months ended September 30, 2011 increased sales in comparison to the 2010 period by approximately $8 million.
In July 2010 and February 2011, we entered into forward contracts to purchase 6.6 million and 3.7 million, respectively, Mexican pesos per month through December 2011 at an exchange rate of 13.2231 pesos and 12.2761 pesos per one U.S. dollar, respectively. In September 2011, we entered into forward contracts to purchase 6.5 million and 4.9 million Mexican pesos per month beginning in January 2012 through December 2012 at an exchange rate of 13.0354 pesos and 14.0287 pesos per one U.S. dollar, respectively. These contracts were entered into in order to hedge the risk of peso-denominated payments associated with a portion of the operations at the Company’s Tijuana, Mexico facility and are being accounted for as cash flow hedges.
As of September 30, 2011, these contracts had a negative fair value of $0.7 million, which is recorded within Accrued Expenses and Other Long-Term liabilities in the Condensed Consolidated Balance Sheet. The amount recorded as a reduction of Cost of Sales during the nine months ended September 30, 2011 and nine months ended October 1, 2010 related to these forward contracts was $0.5 million and $0.4 million, respectively. No portion of the change in fair value of our foreign currency contracts during the nine months ended September 30, 2011 or October 1, 2010 was considered ineffective.

We translate all assets and liabilities of our foreign operations, where the U.S. dollar is not the functional currency, at the period-end exchange rate and translate sales and expenses at the average exchange rates in effect during the period. The net effect of these translation adjustments is recorded in the Condensed Consolidated Financial Statements as Comprehensive Income. The translation adjustment for the nine months ended September 30, 2011 was a $2.9 million gain. Translation adjustments are not adjusted for income taxes as they relate to permanent investments in our foreign subsidiaries. Net foreign currency transaction gains and losses included in Other (Income) Expense, Net amounted to a loss of $0.5 million for the nine months ended September 30, 2011. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency net assets would have had an impact of approximately $10 million on our foreign net assets as of September 30, 2011.
Interest Rates — Interest rates on the 2011 Credit Facility reset, at our option, based upon the prime rate or LIBOR rate, thus subjecting us to interest rate risk. To help offset this risk, from time to time, we enter into receive floating-pay fixed interest rate swaps indexed to the same applicable index rate as the debt it is hedging. The objective of these swaps is to hedge against potential changes in cash flows on our outstanding revolving line of credit. No credit risk is hedged. Our interest rate swaps are accounted for as cash flow hedges.
As of September 30, 2011, we had $20 million outstanding on our revolving line of credit and no interest rate swaps outstanding. See Note 5 “Debt” of the Notes to Condensed Consolidated Financial Statements in this report for additional information about our interest rate swap contracts.
No portion of the change in fair value of the interest rate swaps outstanding during the 2011 or 2010 periods was considered ineffective. The amount recorded as additional Interest Expense related to the interest rate swaps for the nine months ended September 30, 2011 and October 1, 2010 was $0.4 million and $1.5 million, respectively.
A hypothetical 10% change in the prime rate on the $20 million of floating rate revolving line of credit debt outstanding at September 30, 2011 would have an impact of approximately $0.04 million on our interest expense.

ITEM 4.	CONTROLS AND PROCEDURES.
a. Evaluation of Disclosure Controls and Procedures.
Our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the SEC as of September 30, 2011. These disclosure controls and procedures have been designed to provide reasonable assurance that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Based on their evaluation, as of September 30, 2011, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.
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
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 8, 2011	GREATBATCH, INC.
	By	/s/ Thomas J. Hook
Thomas J. Hook
President and Chief Executive Officer (Principal Executive Officer)

	By	/s/ Thomas J. Mazza
Thomas J. Mazza
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

	By	/s/ Marco F. Benedetti
Marco F. Benedetti
Corporate Controller & Treasurer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to our quarterly report on Form 10-Q for the period ended June 27, 2008).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our annual report on Form 10-K for the period ended January 1, 2010).

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**

101.SCH	XBRL Extension Schema Document**

101.CAL	XBRL Extension Calculation Linkbase Document**

101.LAB	XBRL Extension Label Linkbase Document**

101.PRE	XBRL Extension Presentation Linkbase Document**

101.DEF	XBRL Extension Definition Linkbase Document**

* -	Filed herewith.

** -	Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.