Form 10-K
period 2011-12-30
GREATBATCH, INC.
filed 2012-02-28
CIK 1114483

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 30, 2011

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of common stock of Greatbatch, Inc. held by non-affiliates as of July 1, 2011 (last business day of most recently completed second fiscal quarter), based on the last sale price of $27.23, as reported on the New York Stock Exchange: $625.8 million. Solely for the purpose of this calculation, shares held by directors and officers and 10 percent shareholders of the Registrant have been excluded. Such exclusion should not be deemed a determination by or an admission by the Registrant that these individuals are, in fact, affiliates of the Registrant.

Shares of common stock outstanding on February 28, 2012: 23,431,594

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are specifically incorporated by reference into the indicated parts of this report:

Document	Part
Proxy Statement for the 2012 Annual Meeting of Stockholders	Part III, Item 10 “Directors, Executive Officers and Corporate Governance”

Part III, Item 11 “Executive Compensation”

Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”

Part III, Item 13 “Certain Relationships and Related Transactions, and Director Independence”

Part III, Item 14 “Principal Accounting Fees and Services”

PART I

ITEM 1. BUSINESS

OVERVIEW

Wilson Greatbatch, co-inventor of the first successful implanted pacemaker, founded Greatbatch in 1970. Greatbatch, Inc. is a Delaware corporation that was incorporated in 1997. When used in this report, the terms “Greatbatch,” “we,” “us,” “our” and the “Company” mean Greatbatch, Inc. and its subsidiaries. The Company had its initial public offering in 2000.

We operate our company in two reportable segments – Greatbatch Medical and Electrochem Solutions (“Electrochem”). Our customers include large multi-national original equipment manufacturers (“OEMs”). The Greatbatch Medical segment designs and manufactures medical devices and components primarily for the Cardiac Rhythm Management (“CRM”), Neuromodulation, Vascular Access and Orthopaedic markets. Additionally, Greatbatch Medical offers value-added assembly and design engineering services for products that incorporate Greatbatch Medical components. As a result of our strategy put in place over three years ago, Greatbatch Medical now offers its customers complete medical devices including design, development, manufacturing, regulatory submission and supporting worldwide distribution. This medical device strategy is being facilitated through the QiG Group and leverages the component technology of Greatbatch Medical and Electrochem in our core markets: Cardiovascular, Neuromodulation and Orthopaedic. Once the QiG Group designs and develops a medical device, it is manufactured by Greatbatch Medical.

Electrochem provides technology solutions where safety, reliability, quality and durability are critical. Electrochem’s customized primary (non-rechargeable) and secondary (rechargeable) battery solutions are used in markets such as energy, portable medical, military, environmental and more. Electrochem’s product lines cover a number of highly-customized battery-powered applications in remote and demanding environments, including down hole drilling tools, military communication devices, automated external defibrillators, oceanographic buoys and more. Electrochem’s primary and secondary power solutions and wireless sensing systems are used in markets where failure is not an option.

Since Greatbatch, Inc. was incorporated, it has completed the following acquisitions either directly or indirectly through one of its subsidiaries:

Acquisition Date	Acquired Company	Business at Time of Acquisition
July 1997	Wilson Greatbatch Ltd.	Founded in 1970, designed and manufactured batteries for implantable medical and commercial applications.

August 1998	Hittman Materials and Medical Components, Inc.	Founded in 1962, designed and manufactured ceramic and glass feedthroughs and specialized porous coatings for electrodes used in IMDs.

August 2000	Battery Engineering, Inc.	Founded in 1983, designed and manufactured high-energy density batteries for industrial, commercial, military and medical applications.

Acquisition Date	Acquired Company	Business at Time of Acquisition

June 2001	Sierra-KD Components division of Maxwell Technologies, Inc.	Founded in 1986, designed and manufactured ceramic electromagnetic filtering capacitors and integrated them with wire feedthroughs for use in IMDs as well as military, aerospace and commercial applications.

July 2002	Globe Tool and Manufacturing Company, Inc.	Founded in 1954, designed and manufactured precision enclosures used in IMDs and commercial products used in the aerospace, electronics and automotive sectors.

March 2004	NanoGram Devices Corporation	Founded in 1996, developed nanoscale materials for battery and medical device applications.

April 2007	BIOMEC, Inc.	Established in 1998, provided medical device design and component integration to early-stage and established customers.

June 2007	Enpath Medical, Inc.	Founded in 1981, designed, developed, and manufactured venous introducers and dilators, implantable leadwires, steerable sheaths and steerable catheters.

October 2007	IntelliSensing LLC	Founded in 2005, designed and manufactured battery-powered wireless sensing solutions for commercial applications.

November 2007	Quan Emerteq LLC	Founded in 1998, designed, developed, and manufactured catheters, stimulation leadwires, microcomponents and assemblies.

November 2007	Engineered Assemblies Corporation	Founded in 1984, designed and integrated custom battery solutions and electronics focused on rechargeable systems for industrial, commercial, military and portable medical applications.

January 2008	P Medical Holding SA	Founded in 1994, designed, manufactured and supplied delivery systems, instruments and implants for the orthopaedic industry.

February 2008	DePuy Orthopaedics’ Chaumont, France manufacturing facility	Manufactured hip and shoulder implants for DePuy Orthopaedics.

December 2011	Micro Power Electronics, Inc.	Founded in 1990, designed custom battery packs, smart chargers and power supplies for industrial, military and portable medical applications.

FINANCIAL STATEMENT YEAR END

We utilize a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31st. Fiscal years 2011, 2010 and 2009 ended on December 30, 2011, December 31, 2010 and January 1, 2010, respectively. Fiscal years 2011, 2010 and 2009 contained fifty-two weeks.

SEGMENT INFORMATION

We operate our business in two reportable segments—Greatbatch Medical and Electrochem. Segment information including sales from external customers, profit or loss, and assets by segment as well as sales from external customers and long-lived assets by geographic area are set forth at Note 19 “Business Segment, Geographic and Concentration Risk Information” of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

GREATBATCH MEDICAL

CRM and Neuromodulation — Component products include batteries, capacitors, filtered and unfiltered feedthroughs, engineered components, implantable stimulation leads and enclosures used in implantable medical devices (“IMD”). Additionally, Greatbatch Medical offers value-added assembly for these IMDs. An IMD is an instrument that is surgically inserted into the body to provide diagnosis and/or therapy. One sector of the IMD market is CRM, which is comprised of devices such as implantable pacemakers, implantable cardioverter defibrillators (“ICD”), cardiac resynchronization therapy (“CRT”) devices, and cardiac resynchronization therapy with backup defibrillation devices (“CRT-D”). Another sector of the IMD market is neuromodulation, which is comprised of pacemaker-type devices that stimulate nerves for the treatment of various conditions. Beyond established therapies of pain control, incontinence and movement disorders (Parkinson’s disease and epilepsy), nerve stimulation for the treatment of other disabilities such as migraines, obesity and depression has shown promising results.

The following table sets forth the main categories of battery-powered IMDs and the principal illness or symptoms treated by each device:

Device	Principal Illness or Symptom
Pacemakers	Abnormally slow heartbeat (Bradycardia)
ICDs	Rapid and irregular heartbeat (Tachycardia)
CRT/CRT-Ds	Congestive heart failure
Neurostimulators	Chronic pain, movement disorders, epilepsy, obesity or depression
Cochlear hearing devices	Hearing loss

IMD systems generally include an implantable pulse generator (“IPG”) and one or more stimulation leads. An IPG is a battery powered device that produces electrical pulses. The lead then carries this electrical pulse from the IPG to the heart, spinal cord or other location in the body. Greatbatch Medical’s portfolio of proprietary technologies, products and capabilities has been built to provide our CRM and Neuromodulation customers with a single source for the vast majority of the components and subassemblies required to manufacture an IPG or lead, to include complete lead systems. Our investments in research and development have generated proprietary products such as the QHR® QMR® and QCapacitor® primary battery and capacitor lines, which have enabled our OEM partners to make improvements in their system offerings in terms of device reliability, size, longevity and power. Greatbatch Medical’s Xcellion™ line of Lithium-Ion rechargeable batteries leverages decades of implantable battery research, development and manufacturing expertise. This line of cells now includes the optional CoreGuard™ feature, which enables batteries to discharge to zero volts without performance degradation.

Despite the current global market challenges for this industry, we believe that the CRM and Neuromodulation markets continue to exhibit fundamentals that position Greatbatch Medical for growth.

Increased demand for Greatbatch Medical technologies will continue to be driven by the following factors:

•	Advances in medical technology — New therapies will allow physicians to use IMDs to treat a wider range of patients with various diseases.

•

Increasing device complexity — Device manufacturers are developing new devices with additional features (such as RF telemetry and MRI conditional capabilities) that will require increased energy, power and filtering capabilities. These new features make Greatbatch Medical technologies and innovations more relevant than ever.

•

Expanding patient population — The patient groups that are eligible for CRM devices are increasing and the number of people in the U.S. that are over age 50 is expected to double in the next 10 years. Additionally, fast growing emerging markets, especially in Asia and Latin America, are getting significant attention from IMD manufacturers given their large population size, under-penetration, expanding purchasing power, and increasing expenditure in medical infrastructure and training. When coupled with the non-elective nature of most CRM technologies, these markets represent growth drivers for the Company.

•

Growth within neuromodulation — Neuromodulation applications are growing at a faster pace than traditional markets, and are expected to expand as new therapeutic applications are identified. Additionally, core neuromodulation markets—like spinal cord stimulation—that rely significantly on patients for co-pays, are positioned to see stronger growth as global economic markets strengthen. Many CRM OEM companies, which are strategic partners of Greatbatch Medical, are also OEMs in the neuromodulation market, which positions us to capitalize on both drivers of market growth.

Vascular Access — Products include introducers, specialty medical coatings, steerable sheaths and catheters that deliver therapies for many end-user markets including coronary and neurovascular disease, peripheral vascular disease, interventional radiology, vascular access, atrial fibrillation, and interventional cardiology, as well as products for medical imaging and drug and pharmaceutical delivery. Several of these markets are expected to experience significant global growth over the next few years. Introducers enable physicians to create a conduit through which they can insert infusion catheters, implantable ports, pacemaker leads and other therapeutic devices into a blood vessel. A catheter is a tube that can be inserted into a blood vessel to allow drainage, injection of fluids, or access by surgical instruments.

Our products seek to capitalize on the growth in the cardiac, neurology and vascular markets, especially since many of the large CRM OEMs are also in the vascular markets. This gives us an opportunity to develop close strategic partnerships that can be leveraged across markets, an opportunity that will grow in significance as OEMs continue to consolidate their operating divisions. In addition to those factors that are driving the CRM and neuromodulation markets, increased demand is also being driven by continued focus on minimally invasive procedures. Patients and health care providers are looking for minimally invasive technologies to treat disease. They are expanding the use of catheter based procedures and associated vascular therapies. We also continue to see strong growth in the vascular markets because of peripheral-vascular disease therapies and new indications for tissue extraction or ablation.

Orthopaedic — Products include hip and shoulder joint reconstruction implants, bone plates and spinal devices, and instruments and delivery systems used in hip and knee replacement, trauma fixation and spine surgeries. Orthopaedic implants are used in reconstructive surgeries to replace or repair hips, knees and other joints, such as shoulders, ankles and elbows that have deteriorated as a result of disease or injury. Trauma implant systems are used primarily to reattach or stabilize damaged bone or tissue while the body heals. Spinal implant systems are used by orthopaedic surgeons and neurosurgeons in the treatment of degenerative diseases, deformities and injuries in various regions of the spine.

Each implant system typically has an associated instrument set that is used in the surgical procedure to insert that specific implant system. Instruments included in a set vary by implant system. Usually, instrument sets are sterilized after each use and then reused, however, recent trends are moving towards single use instrumentation. Cases are used to store, transport and arrange implant systems and other medical devices and related surgical instruments. Cases are generally designed to allow for sterilization and re-use after an implant or other surgical procedure is performed. The majority of cases are tailored for specific implant procedures so that the instruments, implants and other devices are arranged within the case to match the order of use in the procedure and are securely held in clearly labeled, custom-formed pockets.

Many of the factors affecting the Orthopaedic market segment are similar to the CRM and Vascular Access markets. These factors include aging population, new implant and surgical technology, rising rates of obesity, a growing replacements market and emerging affluence in developing nations. As a result, we believe that the Orthopaedic market has strong growth fundamentals.

The following table summarizes information about our Greatbatch Medical products:

Product	Description	Principal Product Attributes
Batteries	Lithium iodine (“Li Iodine”) Lithium silver vanadium oxide (“Li SVO”) Lithium carbon monoflouride (“Li CFx”) Lithium ion rechargeable (“Li Ion”) Lithium SVO/CFx (“QHR” & “QMR”)	High reliability and predictability Long service life Customized configuration Light weight High energy density, small size

Capacitors	Storage for energy generated by a battery before delivery to the heart. Used in ICDs and CRT-Ds.	Stores more energy per unit volume (energy density) than other existing technologies Customized configuration

EMI filters	Filters electromagnetic interference to limit undesirable response, malfunctioning or degradation in the performance of electronic equipment	High reliability attenuation of EMI RF over wide frequency ranges Customized design

Feedthroughs	Allow electrical signals to be brought from inside hermetically sealed IMD to an electrode	Ceramic to metal seal is substantially more durable than traditional seals Multifunctional

Coated electrodes	Deliver electric signal from the feedthrough to a body part undergoing stimulation	High quality coated surface Flexible in utilizing any combination of biocompatible coating surfaces Customized offering of surfaces and tips

Product	Description	Principal Product Attributes
Precision components	Machined Molded and over molded products	High level of manufacturing precision Broad manufacturing flexibility

Enclosures and related components	Titanium Stainless steel	Precision manufacturing, flexibility in configurations and materials

Value-added assemblies	Combination of multiple components in a single package/unit	Leveraging products and capabilities to provide subassemblies and assemblies Provides synergies in component technology and procurement systems

Stimulation leads	Cardiac, neuro and hearing restoration stimulation leads	Custom and unique configurations that increase therapy effectiveness, provide finished device design and manufacturing

Introducers	Creates a conduit to insert infusion catheters, guidewires, implantable ports, pacemaker leads and other therapeutic devices into a blood vessel	Variety of sizes and materials that facilitate problem-free access in a variety of clinical applications

Catheters	Delivers therapeutic devices to specific sites in the body	Enable safe, simple delivery of therapeutic and diagnostic devices, soft tip and steerability Provide regulatory clearance and finished device

Cases and trays	Delivery systems for cleaning and sterilizing orthopaedic instruments and implants	Deliver turn-key full service kits

Implants	Orthopaedic implants for reconstructive hip, knee, shoulder, trauma and spine procedures	Precision manufacturing, leveraging capabilities and products Complete processes including sterile packaging and coatings

Instruments	Orthopaedic instruments for reconstructive and trauma procedures	Designed to improve surgical techniques, reduce surgery time, increase surgical precision and decrease risk of contamination

A majority of the components and devices Greatbatch Medical sells incorporate proprietary technologies. These proprietary technologies provide an entry barrier for new competitors, and further limit existing competitors from duplicating our products. In addition to these proprietary technologies, our proprietary “know-how” in the manufacture of these products provides further barriers to competition.

QiG Group—As part of the natural evolution of our Company, in 2008, we reassigned 40 Greatbatch Medical engineers to create the QiG Group in order to help facilitate the development of complete medical devices for our customers. In creating QiG, we pooled and focused the tremendous talent, resources and capacity for innovation within our organization. Today, QiG encompasses 130 research and development professionals working in facilities in five states and focused on three compelling therapeutic areas: Cardiovascular, Neuromodulation and, longer-term, Orthopaedics. Additionally, QiG has established relationships with nearly a dozen key physicians who are highly specialized in these areas. These key opinion leaders are helping us to design medical devices from the ground up with features that will meet the needs of today’s practicing clinicians.

Within the QiG Group, we are utilizing a disciplined and diversified portfolio approach with three investment modes—strategic equity investments in start-up companies, OEM customer discrete projects, and incubating new medical devices to be sold or licensed to an OEM partner. The QiG Group employs a disciplined and thorough process for evaluating these opportunities. A scorecard process is utilized to review and select the most strategically valuable ideas to pursue, taking into account a host of variables including the market opportunity, regulatory pathway and reimbursement; market need and market potential; intellectual property and projected financial return.

As a result of the investments we have made, we are now able to provide our customers with complete medical devices. This includes development and regulatory submissions, as well as manufacturing and supporting worldwide distribution. These medical devices are full product solutions that complement our OEM customers’ products and utilize the component expertise and capabilities residing within Greatbatch Medical and Electrochem. The benefits to our OEM customers include shortening the time to market for these devices by accelerating the velocity of innovation, optimizing their supply chain and ultimately providing them with cost efficiencies. Once the QiG Group designs and develops a medical device, it is manufactured by Greatbatch Medical.

ELECTROCHEM

Electrochem provides technology solutions where safety, reliability, quality and durability are of the utmost importance. Our customized primary (non-rechargeable) and secondary (rechargeable) battery solutions are used in a number of critical markets such as energy, portable medical, military, environmental and more. Our product lines cover a vast number of highly-customized battery-powered applications in remote and demanding environments, including down hole drilling tools, military communication devices, automated external defibrillators, oceanographic buoys and more. Electrochem’s primary and secondary power solutions and wireless sensing systems are used in markets where failure is not an option.

Our primary lithium power solutions are utilized in extreme climates and can withstand exceptionally high and low temperatures, along with high shock and vibration. Electrochem’s product designs incorporate protective circuitry, glass-to-metal hermetic seals, fuses and diodes to help ensure safe, durable and reliable power as devices are subjected to these harsh conditions.

Our secondary power solutions comprise a number of chemistries including lithium, nickel and lead acid. These solutions also provide value-adds that complement each power source, including engineering design expertise, advanced electronics, smart charging and battery management systems, to ensure each solution is ready to perform in mission critical and life-saving applications.

As more fully described in Note 2 “Acquisitions” of the Notes to Consolidated Financial Statements contained in Item 8 of this report, Electrochem acquired Micro Power Electronics, Inc. (“Micro Power”) on December 15, 2011. This acquisition is expected to increase Electrochem’s market position in both the primary and secondary engineered battery pack market, including chargers and power supplies. The acquisition increases Electrochem’s emphasis on portable medical and military market verticals, where specialized portable power solutions in high reliability applications are essential.

Electrochem’s unique wireless sensing systems are a complete solution for process industries, incorporating advanced wireless sensors that measure temperature, pressure and flow data, intelligent gateways and customized software. Electrochem’s wireless sensing solutions provide real-time control and monitoring in markets where wired sensors can be hazardous and impractical, as well as industrial environments that possess dirty, remote and extreme environmental conditions. These patented systems utilize Electrochem’s power sources and are used in existing markets such as energy, and new markets such as computer numerical control machining.

The following table summarizes information about our Electrochem products:

Product	Description	Principal Product Attributes
Primary cells	Low-rate Moderate-rate High rate (spiral)	Optimized rate capability, shock and vibration resistant, high and low temperature tolerant, high energy density

Primary and secondary battery packs	Highly-customized pack solutions	Diverse portfolio of cells in various sizes, temperature ranges and rate capabilities, custom-engineered and designed, value-add charging and battery management systems for secondary packs

Wireless sensing systems	Complete solutions measuring temperature, pressure and flow in real-time	Wireless sensors and interactive gateways that withstand the most extreme internal and external industrial environments, provide critical, real-time data delivered directly to a work station

RESEARCH AND DEVELOPMENT

Our position as a leading developer and manufacturer of components for IMDs and Electrochem batteries is largely the result of our long history of technological innovation. We invest substantial resources in research, development and engineering. Our scientists, engineers and technicians focus on improving existing products, expanding the use of our products and developing new products. In addition to our internal technology and product development efforts, we also engage outside research institutions for unique technology projects. In order to facilitate the development of new and improved medical devices, in 2008 we significantly increased our investments in research and development. Investments in medical device products, which is being facilitated through the QiG Group, totaled $29 million, $22 million and $15 million for 2011, 2010 and 2009, respectively. Further information regarding the QiG Group is set forth under the Greatbatch Medical segment description of this Item 1 and “Product Development” section of Item 7 of this report.

PATENTS AND PROPRIETARY TECHNOLOGY

We rely on a combination of patents, licenses, trade secrets and know-how to establish and protect our proprietary rights to our technologies and products. Often, several patents covering various aspects of the design protect a single product. We believe this provides broad protection of the inventions employed.

As of December 30, 2011, we have 484 active U.S. patents and 363 active foreign patents. We also have 256 U.S. and 310 foreign pending patent applications at various stages of approval. During the past three years, we have been granted 143 new U.S. patents, 57 of which were granted in 2011. As a result of the QiG Group’s efforts to develop complete medical devices, the amount of intellectual property being generated by the Company has accelerated as of late. We currently have 86 pending patent applications and 42 patents have been granted to us relating to our medical devices.

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

MANUFACTURING AND QUALITY CONTROL

We primarily manufacture small lot sizes, as most customer orders range from a few hundred to a few thousand units. As a result, our ability to remain flexible is an important factor in maintaining high levels of productivity. Each of our production teams receives assistance from representatives from our quality, engineering, manufacturing, materials and procurement departments. Our quality systems are compliant with and certified to various recognized international standards, requirements and directives.

Our facilities in Alden, NY, and Minneapolis, MN are certified under the International Organization for Standardization (“ISO”): 9001 quality system standard, which requires compliance with regulations regarding product design (where applicable), supplier control, manufacturing processes and component quality. This certification can only be achieved after completion of an audit conducted by an independent authority followed by periodic inspections to maintain this certification.

The quality systems of our manufacturing facilities in Tijuana, Mexico, Plymouth, MN, Clarence, NY, Chaumont, France, Orvin, Switzerland, Columbia City, IN, Indianapolis, IN and Raynham, MA are certified under the ISO: 13485 quality system standard, which requires, among other things, an implemented quality system that applies to the design (where applicable) and manufacture of components, assemblies and finished medical devices, including component quality and supplier control. Along with ISO: 13485, the facilities (where applicable) are subject to regulation by numerous regulatory bodies, including the Food and Drug Administration (“FDA”) and comparable international regulatory agencies in order to ship product worldwide.

We are required to register with the FDA as a device manufacturer and as a result, we are subject to periodic inspection by the FDA for compliance with their Quality System Regulation (“QSR”) requirements. Compliance with applicable regulatory requirements is subject to continual review and is rigorously monitored through periodic inspections by the FDA. In the European Community, we are required to maintain certain ISO certifications in order to sell products, and we undergo periodic inspections by notified bodies to obtain and maintain these certifications. Maintaining these certifications gives us the ability to serve as a manufacturing partner to medical device manufacturers, which we believe will improve our competitive position. Our Plymouth, MN, Columbia City, IN, Indianapolis, IN, Orvin, Switzerland and Chaumont, France facilities are registered with the FDA.

SALES AND MARKETING

Products from our Greatbatch Medical business are sold directly to our customers. In our Electrochem business, we utilize a combination of direct and indirect sales methods, depending on the particular product. In 2011, approximately 45% of our products were sold in the U.S. Sales outside the U.S. are primarily to customers whose corporate offices are located and headquartered in the U.S. Information regarding our sales by geographic area is set forth at Note 19 “Business Segment, Geographic and Concentration Risk Information” of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

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

Electrochem utilizes a direct and indirect selling model to end users and OEMs. Additionally, we have a small number of strategic partner organizations, which enable us to sell into markets where language or geographical barriers are present. We leverage our strategic account managers with appropriate support from engineering, to design and sell product solutions into our targeted markets. Our strategic account managers are trained to assist our customers in selecting appropriate chemistries and configurations. We market our products and services through well-defined selling strategies and marketing campaigns that are customized for each of the industries we target.

Firm backlog orders at December 30, 2011 and December 31, 2010 were approximately $191 million and $159 million, respectively. The majority of the orders outstanding at December 30, 2011 are expected to be shipped within one year.

CUSTOMERS

Our Greatbatch Medical customers include large multi-national OEMs and their affiliated subsidiaries such as, in alphabetical order here and throughout this report, Biotronik, Boston Scientific, Johnson & Johnson, Medtronic, Smith & Nephew, Sorin Group, St. Jude Medical, Stryker and Zimmer. During 2011, 2010, and 2009, Boston Scientific, Johnson & Johnson, Medtronic and St. Jude Medical collectively accounted for 59%, 62% and 63% of our total sales, respectively. The Company has been successful in leveraging our diversified product line to further penetrate these customers and selling into more of their operating divisions, which cover the CRM, Neuromodulation, Vascular Access and Orthopaedic markets.

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

Our Electrochem customers are primarily companies involved in demanding markets where highly sophisticated power solutions or wireless sensing needs exist, such as energy, portable medical, military and environmental monitoring. Some of our larger OEM customers include General Electric, Halliburton Company, Scripps Institution of Oceanography, Thales, Weatherford International and Zoll Medical Corp.

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

Product Line	Competitors
Greatbatch Medical
Medical batteries	Eagle-Picher Quallion

Capacitors	Critical Medical Components

Feedthroughs	Alberox (subsidiary of The Morgan Crucible Co. PLC)

EMI filtering	AVX (subsidiary of Kyocera) Eurofarad

Enclosures	Heraeus Hudson National

Machined and molded components	Numerous

Value added assembly	Numerous

Catheters	Creganna Teleflex

Introducers	Pressure Products Thomas Medical

Stimulation leads	Oscor

Orthopaedic trays, instruments and implants	Accelent Avalign Technologies IMDS Micropulse, Inc. Norwood Medical Orchid

Product Line	Competitors
Orthopaedic trays, instruments and implants (con’t)	Sandvik Symmetry Paragon Teleflex

Electrochem
Primary Power Solutions	Tracer Technologies, Engineered Power, Saft, Ultralife

Secondary Power Solutions	ICC, Nexergy, Ultralife, Saft

Wireless Sensing Solutions	Vektek

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

The PMA process is a more rigorous process that is required to demonstrate that a new medical device is safe and effective. This is demonstrated by generating data regarding the design, manufacturing processes, materials, bench testing, and animal testing and typically requiring human clinical data. Some of our products that we are developing are Class III medical devices that require a PMA or, in the European Union, premarket approval through submission of a Design Dossier.

In 2010, Greatbatch Medical received clearance from the FDA for its OptiSeal Valved Peelable Introducer. We also received approval in Canada and CE Marking for distribution in Europe. OptiSeal is significant in that it represents the first 510(k) regulatory clearance received under the Greatbatch Medical brand and is the first product commercialized in connection with our systems and device strategy.

During the first quarter of 2012, we received FDA 510(k) clearance on our transradial catheter sheath introducer and steerable delivery sheath for AF ablation.

As a manufacturer of medical devices and components that go into medical devices, we are also subject to periodic inspection by the FDA for compliance with the FDA’s Quality System Requirements and the applicable notified body in the European Union to ensure conformity to the Medical Device Directives and Active Implantable Medical Device Directives. We believe that our quality controls, development, testing, manufacturing, labeling, marketing and distribution of our medical devices conform to the requirements of all pertinent regulations. During 2011, our Greatbatch Medical facility in Chaumont, France was successfully inspected by the FDA without any Form 483 observations issued.

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

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act (collectively “Health Care Reform”) legislating broad-based changes to the U.S. health care system. Health Care Reform could significantly impact our business operations and financial results, including increasing or decreasing revenue, as well as increasing employee medical costs and taxes.

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

Many significant parts of Health Care Reform will be phased in over the next seven years and require further guidance and clarification in the form of regulations. As a result, many of the impacts of Health Care Reform will not be known until those regulations are enacted, which we expect to occur over the next several years.

Since January 2010, there have been various actions by the U.S. Congress and the U.S. Department of Transportation, Pipeline and Hazardous Materials Safety Administration to amend requirements in the hazardous materials regulations on the transportation of lithium cells and batteries, including lithium cells and batteries packed or contained in equipment. If enacted, these actions could have negatively impacted our results of operations in the form of increased compliance costs for our lithium batteries. On February 14, 2012, President Obama signed into law the Federal Aviation Administration Modernization and Reform Act, which reconciles the nation’s standards with global rules on the air shipment of lithium batteries, except for narrow exceptions. As a result of this legislation, we do not expect that any future U.S. legislative or administrative actions regarding the transportation of lithium cells and batteries will materially impact our results of operations, unless current global standards are revised.

On December 15, 2010, the U.S. Securities and Exchange Commission (“SEC”) issued a proposed rule under Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act. Section 1502 relates to reporting requirements regarding conflict minerals originating in the Democratic Republic of the Congo and adjoining countries. Under the proposed rule, issuers would be required to perform a “reasonable” due-diligence process to ascertain whether conflict minerals are necessary to the functionality or production of their manufactured or contracted to be manufactured products. If conflict minerals are used, the issuer would be required to make certain disclosures in its annual report on Form 10-K. We would incur additional, new compliance costs if the proposed rule is adopted since our Greatbatch Medical business utilizes some of the minerals specified in the proposed rule.

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

EMPLOYEES

The following table provides a breakdown of employees as of December 30, 2011:

Manufacturing	1,621
General and administrative	121
Sales and marketing	65
Research, development and engineering	296
Chaumont, France facility	236
Switzerland facilities	231
Tijuana, Mexico facility	701

Total	3,271

We also employ a number of temporary employees to assist us with various projects and service functions and address peaks in staff requirements. Our employees at our Chaumont, France and Tijuana, Mexico facilities are represented by a union. Approximately 171 and 230 positions at our Switzerland and France locations, respectively, are manufacturing in nature. The positions at our Tijuana, Mexico facility are primarily manufacturing. Approximately 192 positions were added as a result of our acquisition of Micro Power of which approximately 118 positions are manufacturing in nature. We believe that we have a good relationship with our employees.

EXECUTIVE OFFICERS OF THE COMPANY

Information concerning our executive officers is presented below as of February 28, 2012. The officers’ terms of office run from year to year until the first meeting of the Board of Directors after our Annual Meeting of Stockholders, which meeting takes place immediately following our Annual Meeting of Stockholders, and until their successors are elected and qualified, except in the case of earlier death, retirement, resignation or removal.

Mauricio Arellano, age 45, is President of our Greatbatch Medical segment, and has served in that office since December 2010. He served as Senior Vice President and Business Leader of our Cardiac and Neurology Group from October 2008 until December 2010, Senior Vice President and Business Leader of our CRM and Neuromodulation Group from January 2008 to October 2008, Senior Vice President and Business Leader of our Medical Solutions Group from November 2006 to January 2008, and as Vice President of Greatbatch Mexico from January 2005 to November 2006. Mr. Arellano joined our Company in October 2003 as the Plant Manager of our former Carson City, NV facility. Prior to joining our Company, he served in a variety of human resources and operational roles with Tyco Healthcare – Especialidades Medicas Kenmex and with Sony de Tijuana Este.

Susan M. Bratton, age 55, is Senior Vice President and Business Leader for our Electrochem segment, and has served in that office since January 2005. She served as Vice President of Corporate Quality from March 2001 to January 2005, as General Manager of our Electrochem Division from July 1998 to March 2001 and as Director of Procurement from June 1991 to July 1998. Ms. Bratton has held various other positions with our Company since joining us in 1976.

Michelle Graham, age 45, is Senior Vice President for Human Resources, and has served in that office since joining our Company in December 2010. From 2005 until December 2010, she held a number of senior human resources positions at Bausch & Lomb, most recently as Vice President of Human Resources for its Global Vision Care division.

Thomas J. Hook, age 49, has served as our President & Chief Executive Officer since August 2006. Prior to August 2006, he was our Chief Operating Officer, a position he assumed upon joining our Company in September 2004. From August 2002 until September 2004, Mr. Hook was employed by CTI Molecular Imaging where he had served as President, CTI Solutions Group.

Thomas J. Mazza, age 58, is Senior Vice President & Chief Financial Officer, and has served in that office since August 2005. He joined our Company in November 2003 as Vice President and Corporate Controller. Prior to that, Mr. Mazza served in a variety of financial roles with Foster Wheeler Ltd., including Vice President and Corporate Controller.

Timothy G. McEvoy, age 54, is Vice President, General Counsel & Secretary, and has served in that office since joining our Company in February 2007. From 1992 until January 2007, he was employed in a variety of legal roles by Manufacturers and Traders Trust Company.

AVAILABLE INFORMATION

We make available free of charge through our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file those reports with, or furnish them to, the SEC. Our Internet address is www.greatbatch.com. The information contained on our website is not incorporated by reference in this annual report on Form 10-K and should not be considered a part of this report. These items may also be obtained free of charge by written request made to Christopher J. Thome, Director of External Reporting and Investor Relations, Greatbatch, Inc., 10000 Wehrle Drive, Clarence, New York 14031.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

Some of the statements contained in this annual report on Form 10-K and other written and oral statements made from time to time by us and our representatives are not statements of historical or current fact. As such, they are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations, and these statements are subject to known and unknown risks, uncertainties and assumptions. Forward-looking statements include statements relating to:

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

Although it is not possible to create a comprehensive list of all factors that may cause actual results to differ from the results expressed or implied by our forward-looking statements or that may affect our future results, some of these factors include the following: our dependence upon a limited number of customers; customer ordering patterns; product obsolescence; our inability to market current or future products; pricing pressure from customers; our ability to timely and successfully implement cost reduction and plant consolidation initiatives; our reliance on third party suppliers for raw materials, products and subcomponents; fluctuating operating results; our inability to maintain high quality standards for our products; challenges to our intellectual property rights; product liability claims; our inability to successfully consummate and integrate acquisitions and to realize synergies and to operate these acquired businesses in accordance with expectations; our unsuccessful expansion into new markets; our failure to develop new products including system and device products; our inability to obtain licenses to key technology; regulatory changes or consolidation in the healthcare industry; global economic factors including currency exchange rates and interest rates; the resolution of various legal actions brought against the Company; and other risks and uncertainties that arise from time to time and are described in Item 1A “Risk Factors” of this report.

ITEM 1A.	RISK FACTORS.

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

In 2011, Boston Scientific, Johnson & Johnson, Medtronic and St. Jude Medical, collectively accounted for approximately 59% of our revenues. Our supply agreements with these customers may not be renewed. Furthermore, many of our supply agreements do not contain minimum purchase level requirements and therefore there is no guaranteed source of revenue that we can depend upon under these agreements. The loss of any large customer or a reduction of business with that customer for any reason would harm our business, financial condition and results of operations.

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

Our business depends on a continuous supply of raw materials. The principal raw materials used in our business include lithium, iodine, tantalum, platinum, ruthenium, gallium trichloride, tantalum pellets, vanadium pentoxide, iridium, and titanium. The supply and price of these raw materials are susceptible to fluctuations due to transportation, government regulations, price controls, economic climate or other unforeseen circumstances. Increasing global demand for these raw materials has caused prices of these materials to increase significantly. In addition, there are a limited number of worldwide suppliers of several raw materials needed to manufacture our products. We may not be able to continue to procure raw materials critical to our business or to procure them at acceptable price levels.

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

At December 30, 2011, we had $459.2 million of intangible assets, representing 52% of our total assets. These intangible assets consist primarily of goodwill, trademarks, tradenames, customer lists and patented technology arising from our acquisitions. Goodwill and other intangible assets with indefinite lives are not amortized, but are tested annually or upon the occurrence of certain events which indicate that the assets may be impaired. Definite lived intangible assets are amortized over their estimated useful lives and are tested for impairment upon the occurrence of certain events which indicate that the assets may be impaired. We may not receive the recorded value for our intangible assets if we sell or liquidate our business or assets. In addition, the material concentration of intangible assets increases the risk of a large charge to earnings in the event that the recoverability of these intangible assets is impaired. In the event of such a charge to earnings, the market price of our common stock could be affected. In addition, intangible assets with definite lives, which represent $100.3 million of our net intangible assets at December 30, 2011, will continue to be amortized. We incurred total amortization expenses relating to these intangible assets of $10.5 million in 2011. These expenses will reduce our future earnings or increase our future losses.

Quality problems with our products could harm our reputation for producing high quality products and erode our competitive advantage.

Our products are held to high quality and performance standards. In the event our products fail to meet these standards, our reputation could be harmed, which could damage our competitive advantage and result in lower revenues.

Quality problems with our products could result in warranty claims and additional costs.

We generally allow customers to return defective or damaged products for credit, replacement, or exchange. We generally warrant that our products will meet customer specifications and will be free from defects in materials and workmanship. Additionally, we carry a safety stock of inventory for our customers which may be impacted by warranty claims. We reserve for our exposure to warranty claims based upon recent historical experience and other specific information as it becomes available. However, these reserves may not be adequate to cover future warranty claims and additional warranty costs or inventory write-offs may be incurred which could harm our operating results.

Regulatory issues resulting from product complaints, or recalls, or regulatory audits could harm our ability to produce and supply products or bring new products to market.

Our products are designed, manufactured and distributed globally in compliance with all applicable regulations and standards. However, a product complaint, recall or negative regulatory audit may cause products to be removed from the market and harm our operating results or financial condition. In addition, during the period in which corrective action is being taken by us to remedy a complaint, recall or negative audit, regulators may not allow new products to be cleared for marketing and sale.

If we become subject to product liability claims, our operating results and financial condition could suffer.

The manufacturing and sale of our products expose us to potential product liability claims and product recalls, including those that arise from failure to meet product specifications, misuse or malfunction, or design flaws, or use of our products with components or systems not manufactured or sold by us. Many of our products are components and function in interaction with our customers’ medical devices. For example, our batteries are produced to meet electrical performance, longevity and other specifications, but the actual performance of those products is dependent on how they are utilized as part of the customers’ devices over the lifetime of the products. Product performance and device interaction from time to time have been, and may in the future be, different than expected for a number of reasons. Consequently, it is possible that customers may experience problems with their medical devices that could require device recall or other corrective action, where our batteries met the specification at delivery, and for reasons that are not related primarily or at all to any failure by our product to perform in accordance with specifications. It is possible that our customers (or end-users) may in the future assert that our products caused or contributed to device failure. Even if these assertions do not lead to product liability or contract claims, they could harm our reputation and our customer relationships.

Provisions contained in our agreements with key customers attempting to limit our damages, including provisions to limit damages to liability for negligence, may not be enforceable in all instances or may otherwise fail to protect us from liability for damages. Product liability claims or product recalls, regardless of their ultimate outcome, could require us to spend significant time and money in litigation and require us to pay significant damages. The occurrence of product liability claims or product recalls could affect our operating results and financial condition.

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

Our operating results have fluctuated in the past and are likely to fluctuate significantly from quarter to quarter due to a variety of factors, including the following:

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

If we are unable to protect our intellectual property and proprietary rights, our business could be affected.

We rely on a combination of patents, licenses, trade secrets and know-how to establish and protect our rights to our technologies and products. As of December 30, 2011, we held 484 active U.S. patents and 363 active foreign patents. However, the steps we have taken and will take in the future to protect our rights may not be adequate to deter misappropriation of our intellectual property. In addition to seeking formal patent protection whenever possible, we attempt to protect our proprietary rights and trade secrets by entering into confidentiality and non-compete agreements with employees, consultants and third parties with which we do business. However, these agreements may be breached and if breached, there may be no adequate remedy available to us and we may be unable to prevent the unauthorized disclosure or use of our technical knowledge, practices and/or procedures. If our trade secrets become known, we may lose our competitive advantages. Additionally, as patents and other intellectual property protection expire we may lose our competitive advantage.

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

Any litigation or other challenges regarding our patents or other intellectual property could be costly and time consuming and could divert our management and key personnel from our business operations. The complexity of the technology involved in producing our products, and the uncertainty of intellectual property litigation increases these risks. Claims of intellectual property infringement might also require us to enter into costly royalty or license agreements. However, we may not be able to obtain royalty or license agreements on terms acceptable to us, or at all. We also may be made subject to significant damages or injunctions against development and sale of our products.

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

Accidents at any of our facilities could delay production and affect our operations.

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

Competition in connection with the manufacturing of our medical products may intensify in the future. One or more of our medical customers may undertake additional vertical integration initiatives and begin to manufacture some or all of their components that we currently supply them which could cause our operating results to suffer. The market for commercial power sources is competitive, fragmented and subject to rapid technological change. Many other commercial power source suppliers are larger and have greater financial, operational, personnel, sales, technical and marketing resources than us. These and other companies may develop products that are superior to ours, which could result in lower revenues and operating results.

We intend to develop new products and expand into new markets, which may not be successful and could harm our operating results.

We intend to expand into new markets and develop new and modified products based on our existing technologies and engineering capabilities, including the development of complete medical devices. These efforts have required and will continue to require us to make substantial investments, including significant research, development and engineering expenditures and capital expenditures for new, expanded or improved manufacturing facilities. Additionally, many of the new products we are working on take longer and more resources to develop and commercialize, including obtaining regulatory approval.

Specific risks in connection with expanding into new products and markets include: longer product development cycles, the inability to transfer our quality standards and technology into new products, the failure to receive regulatory approval for new products or modifications to existing products, and the failure of our customers to accept the new or modified products.

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

Our international sales and operations are subject to a variety of risks and costs that could affect our profitability and operating results.

Our sales outside the U.S., which accounted for 55% of sales for 2011, and our operations in Mexico, Switzerland and France, are and will continue to be subject to a number of risks and potential costs, including:

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

The current economic environment and credit market uncertainty could interrupt our access to capital markets, borrowings, or financial transactions to hedge certain risks, which could affect our financial condition.

As of December 30, 2011, we had $236.0 million of long-term debt, including our convertible subordinated notes and revolving line of credit, which mature in 2013 and 2016, respectively. These facilities have allowed us to make investments in growth opportunities and fund working capital requirements. In addition, we enter into financial transactions to hedge certain risks, including foreign exchange and interest rate risk. Our continued access to capital markets, the stability of our lenders and their willingness to support our needs, and the stability of the parties to our financial transactions that hedge risks are essential for us to meet our current and long-term obligations, fund operations, and fund our strategic initiatives. An interruption in our access to external financing or financial transactions to hedge risk could affect our business prospects and financial condition.

The failure of our information technology systems to perform as anticipated could disrupt our business affect our financial condition.

The efficient operation of our business is dependent on our information technology (“IT”) systems. Accordingly, we rely upon the capacity, reliability and security of our IT hardware and software infrastructure and our ability to expand and update this infrastructure in response to our changing needs. Despite our implementation of security measures, our systems are vulnerable to damages from computer viruses, natural disasters, incursions by intruders or hackers, failures in hardware or software, power fluctuations, cyber terrorists and other similar disruptions. The failure of our IT systems to perform as anticipated for any reason or any significant breach of security could disrupt our business and result in numerous consequences, including reduced effectiveness and efficiency of operations, inappropriate disclosure of confidential information, increased overhead costs and loss of important information, which could have a material effect on our business and results of operations. In addition, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future.

Risks Related To Our Industries

The healthcare industry is subject to various political, economic and regulatory changes that could force us to modify how we develop and price our products.

The healthcare industry is highly regulated and is influenced by changing political, economic and regulatory factors. Several of our product lines are subject to international, federal, state and local health and safety, packaging and product content regulations. In addition, IMDs produced by our medical customers are subject to regulation by the FDA and similar governmental agencies. These regulations cover a wide variety of product activities from design and development to labeling, manufacturing, promotion, sales and distribution. Compliance with these regulations may be time consuming, burdensome and expensive and could negatively affect our customers’ abilities to sell their products, which in turn would affect our ability to sell our products. This may result in higher than anticipated costs or lower than anticipated revenues.

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

In response to perceived increases in health care costs in recent years, there have been and continue to be proposals by the Obama administration, members of Congress, state governments, regulators and third-party payors to control these costs and, more generally, to reform the U.S. healthcare system. The 2010 Health Care Reform Act imposes significant new taxes on OEMs, which will result in a significant increase in the tax burden on our industry and which could have a material, negative impact on our results of operations and our cash flows. Other elements of Health Care Reform such as comparative effectiveness research, an independent payment advisory board, payment system reforms including shared savings pilots and other provisions could meaningfully change the way healthcare is developed and delivered, and may materially impact numerous aspects of our business, results of operations and financial condition.

Many significant parts of Health Care Reform will be phased in over time and require further guidance and clarification in the form of regulations. As a result, many of the impacts of Health Care Reform will not be known until those regulations are enacted, which we expect to occur over the next several years.

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

Consolidation in the healthcare industry could result in greater competition and reduce our revenues and harm our business.

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

Several of our customers rely on third party payors, such as government programs and private health insurance plans, to reimburse some or all of the cost of the procedures in which our products are used. The continuing efforts of government, insurance companies and other payors of healthcare costs to contain or reduce those costs could lead to patients being unable to obtain approval for payment from these third party payors. If that occurred, sales of medical devices may decline significantly and our customers may reduce or eliminate purchases of our products. The cost containment measures that healthcare payors are instituting, both in the U.S. and internationally, could reduce our revenues and harm our operating results.

Our Electrochem revenues are heavily dependent on conditions in the oil and natural gas industry, which historically have been volatile.

Sales of our Electrochem products depend to a great extent upon the condition of the oil and gas industry. In the past, oil and natural gas prices have been volatile and the oil and gas exploration and production industry has been cyclical, and it is likely that oil and natural gas prices will continue to fluctuate in the future. The current and anticipated prices of oil and natural gas influence the oil and gas exploration and production business and are affected by a variety of political and economic factors, including worldwide demand for oil and natural gas, worldwide and domestic supplies of oil and natural gas, the ability of the Organization of Petroleum Exporting Countries (“OPEC”) to set and maintain production levels and pricing, the level of production of non-OPEC countries, the price and availability of alternative fuels, political stability in oil producing regions and the policies of the various governments regarding exploration and development of their oil and natural gas reserves. A change in the oil and gas exploration and production industry or a reduction in the exploration and production expenditures of oil and gas companies could cause our Electrochem revenues to decline.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table sets forth information about our significant facilities as of December 30, 2011:

Location	Sq. Ft.	Own/Lease	Principal Use
Alden, NY	125,000	Own	Medical battery and capacitor manufacturing
Beaverton, OR	62,200	Lease	Commercial battery manufacturing
Blaine, MN	32,400	Own	Medical device engineering
Chaumont, France	59,200	Own	Manufacturing of orthopaedic and surgical goods
Clarence, NY	117,800	Own	Corporate offices and RD&E
Clarence, NY	20,800	Own	Machining and assembly of components
Clarence, NY	18,600	Lease	Machining and assembly of components
Cleveland, OH	16,900	Lease	Office and lab space for design engineering team
Columbia City, IN	40,000	Lease	Manufacturing of orthopaedic and surgical goods
Corgemont, Switzerland	34,400	Lease	Manufacturing of orthopaedic and surgical goods
Indianapolis, IN	82,600	Own	Manufacturing of orthopaedic and surgical goods
Minneapolis, MN	72,000	Own	Enclosure manufacturing and engineering
Orvin, Switzerland	40,400	Own	Manufacturing of orthopaedic and surgical goods
Plymouth, MN	95,700	Lease	Introducers, catheters and leads manufacturing
Raynham, MA	81,000	Own	Commercial battery manufacturing and RD&E
Tijuana, Mexico	144,000	Lease	Value-added assembly, and feedthrough, electrode and EMI filtering manufacturing
Warsaw, IN	3,000	Lease	Orthopaedic rapid prototyping design center

In 2011, we began construction on an 80,000 square foot manufacturing facility in Allen County, IN., which is expected to be completed by mid-2012. In 2011, we also initiated a multi-faceted plan to further enhance, optimize and leverage our Orthopaedics operations. This plan includes the opening of two Orthopaedic design centers, transferring production of certain Orthopaedic product lines to other lower cost manufacturing facilities and the consolidation of our Orthopaedic operations in Switzerland into a new facility. These initiatives are expected to be completed over the next two to three years. Total capital investment under these initiatives is expected to be between $50 million and $60 million of which approximately $13 million has been incurred to date.

Near the end of 2011, we initiated plans to upgrade and expand our manufacturing infrastructure in order to support our medical device strategy. This will include expansion of two of our existing facilities, the purchase of equipment, as well as the transfer of certain product lines to create additional capacity for the manufacture of medical devices. These initiatives are expected to be completed over the next two to three years. Total capital investment under these initiatives is expected to be between $15 million to $20 million of which approximately $1 million has been incurred to date.

ITEM 3.	LEGAL PROCEEDINGS

We are party to various legal actions arising in the normal course of business. A description of pending legal actions against the Company is set forth at Note 14 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements contained in Item 8 of this report. We do not believe that the ultimate resolution of any pending legal actions will have a material effect on our consolidated results of operations, financial position or cash flows. However, litigation is subject to inherent uncertainties. If an unfavorable ruling(s) were to occur, there exists the possibility of a material impact in the period in which the ruling occurs and beyond.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “GB.” The following table sets forth information on our common stock as reported by the NYSE:

2010	High	Low	Close
First Quarter	$21.69	$18.99	$20.90
Second Quarter	24.43	19.94	22.00
Third Quarter	24.00	21.35	22.84
Fourth Quarter	25.11	21.61	24.15

2011	High	Low	Close
First Quarter	$26.92	$22.91	$26.12
Second Quarter	29.06	25.20	27.23
Third Quarter	28.33	18.55	20.01
Fourth Quarter	23.10	18.78	22.10

As of February 28, 2012, there were approximately 170 record holders of the Company’s common stock. The Company stock account included in our 401(k) plan is considered one record holder for the purposes of this calculation. There is approximately 1,300 active and former employees’ holding Company stock in the 401(k) plan. We have not paid cash dividends and currently intend to retain any earnings to further develop and grow our business.

PERFORMANCE GRAPH

The following graph compares, for the five year period ended December 30, 2011, the cumulative total stockholder return for Greatbatch, Inc., the S&P SmallCap 600 Index, and the Hemscott Peer Group Index. The Hemscott Peer Group Index includes approximately 150 comparable companies included in the Hemscott Industry Group 520 Medical Instruments & Supplies and 521 Medical Appliances & Equipment. The graph assumes that $100 was invested on December 29, 2006 and assumes reinvestment of dividends. The stock price performance shown on the following graph is not necessarily indicative of future price performance:

ITEM 6.	SELECTED FINANCIAL DATA

The following table provides selected financial data for the periods indicated. You should read this data along with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data” appearing elsewhere in this report. The consolidated statement of operations data and the consolidated balance sheet data for the fiscal years indicated have been derived from our consolidated financial statements and related notes (in thousands, except per share amounts):

	Years Ended
	Dec. 30, 2011(1)(2)	Dec. 31, 2010(2)(4)	Jan. 1, 2010(2)(4)	Jan. 2, 2009(2)(3)	Dec. 28, 2007(2)(3)
Statement of Operations Data:

Sales	$568,822	$533,425	$521,821	$546,644	$318,746

Net income (loss)	33,122	33,138	(9,001)	14,148	11,950

Earnings (loss) per share

Basic	$1.42	$1.44	$(0.39)	$0.63	$0.54
Diluted	1.40	1.40	(0.39)	0.62	0.53

Balance Sheet Data:

Working capital	$170,907	$150,922	$119,926	$142,219	$116,816

Total assets	881,347	776,976	830,543	848,033	662,769

Long-term obligations	320,015	289,560	317,575	379,890	247,239

(1)

On December 15, 2011, we acquired Micro Power Electronics, Inc. This data includes the results of operations of this company subsequent to the acquisition. Additional information is set forth in Note 2 “Acquisitions” of the Notes to Consolidated Financial Statements contained in Item 8 of this report. On January 5, 2011, the Company sold its cost method investment in IntElect Medical, Inc. This transaction resulted in a pre-tax gain of $4.5 million.

(2)

From 2007 to 2011, we recorded material charges in Other Operating Expenses, Net, primarily related to our cost savings and consolidation initiatives. Additional information is set forth in Note 12 “Other Operating Expenses, Net” of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

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

(4)

In 2009, we recorded a $34.5 million charge related to litigation involving Electrochem and a $15.9 million write-down of trademarks and tradenames. In 2010, we settled the Electrochem litigation which resulted in a $9.5 million gain. Additional information is set forth in Note 14 “Commitments and Contingencies” and Note 6 “Intangible Assets” of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YOU SHOULD READ THE FOLLOWING DISCUSSION AND ANALYSIS OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS REPORT.

Our Business

•	Our business

•	Our acquisitions

•	Our customers

•	Strategic and financial overview

•	Government regulation

•	Product development

Our Critical Accounting Estimates

•	Valuation of goodwill and other identifiable intangible assets

•	Stock-based compensation

•	Inventories

•	Tangible long-lived assets

•	Provision for income taxes

Cost Savings and Consolidation Efforts

Our Financial Results

•	Results of operations table

•	Fiscal 2011 compared with fiscal 2010

•	Fiscal 2010 compared with fiscal 2009

•	Liquidity and capital resources

•	Off-balance sheet arrangements

•	Litigation

•	Contractual obligations

•	Inflation

•	Impact of recently issued accounting standards

Our Business

We operate our business in two reportable segments – Greatbatch Medical and Electrochem Solutions (“Electrochem”). The Company’s customers include large multi-national original equipment manufacturers (“OEMs”). Greatbatch Medical designs and manufactures medical devices and components for the cardiac rhythm management (“CRM”), neuromodulation, vascular access and orthopaedic markets. Additionally, Greatbatch Medical offers value-added assembly and design engineering services for products that incorporate Greatbatch Medical components. As a result of the strategy put in place over three years ago, Greatbatch Medical now offers its customers complete medical devices including design, development, manufacturing, regulatory submission and supporting worldwide distribution. This medical device strategy is being facilitated through the QiG Group and leverages the component technology of Greatbatch Medical and Electrochem in our core markets: cardiovascular, neuromodulation and orthopaedic. Once the QiG Group designs and develops a medical device, it is manufactured by Greatbatch Medical. The operating expenses of the QiG Group are included within the Greatbatch Medical segment.

Electrochem provides technology solutions where safety, reliability, quality and durability are critical. Electrochem’s customized primary (non-rechargeable) and secondary (rechargeable) battery solutions are used in markets such as energy, portable medical, military, environmental and more. Electrochem’s product lines cover a number of highly-customized battery-powered applications in remote and demanding environments, including down hole drilling tools, military communication devices, automated external defibrillators, oceanographic buoys and more. Electrochem’s primary and secondary power solutions and wireless sensing systems are used in markets where failure is not an option.

Our Acquisitions

On December 15, 2011, Electrochem acquired all of the outstanding stock of Micro Power Electronics, Inc. (“Micro Power”) headquartered in Beaverton, OR. Micro Power is a leading supplier of custom battery solutions, serving the portable medical, military and handheld automatic identification and data collection markets. Micro Power’s commercial portfolio is highly complementary to the products and services offered by Electrochem. The results of Micro Power’s operations were included in our Electrochem segment from the date of acquisition. The aggregate purchase price of Micro Power was $71.7 million, which we funded with cash on hand at Greatbatch and $45 million borrowed under our revolving credit facility. Total assets acquired from Micro Power were $88.2 million, of which $60.8 million were intangible assets.

On February 16, 2012, we purchased all of the outstanding common stock of NeuroNexus Technologies, Inc. (“NeuroNexus”) headquartered in Ann Arbor, MI. NeuroNexus is an active implantable medical device design firm specializing in developing and commercializing high-value neural interface technology, components and systems for neuroscience and clinical markets. NeuroNexus has an extensive intellectual property portfolio, core technologies and capabilities to support the development and manufacturing of innovative neural interface devices across a wide range of functions including neuromodulation, sensing, optical stimulation and targeted drug delivery applications. This transaction will be accounted for under the acquisition method of accounting. Accordingly, the results of NeuroNexus’s operations will be included in our consolidated financial statements from the date of acquisition. The aggregate purchase price, which includes the repayment of NeuroNexus debt at closing, was approximately $12 million and was funded with cash on hand.

Going forward, we will continue to pursue potential acquisitions.

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

Our Greatbatch Medical customers include large multi-national OEMs, such as Biotronik, Boston Scientific, Johnson & Johnson, Medtronic, Smith & Nephew, Sorin Group, St. Jude Medical, Stryker and Zimmer. During 2011, Boston Scientific, Johnson & Johnson, Medtronic and St. Jude Medical collectively accounted for 59% of our total sales.

Our Electrochem customers are primarily companies involved in demanding markets where highly sophisticated power solutions or wireless sensing needs exist, such as energy, portable medical, military and environmental. Some of our larger OEM customers include General Electric, Halliburton Company, Scripps Institution of Oceanography, Thales, Weatherford International and Zoll Medical Corp.

Strategic and Financial Overview

In 2007, we initiated a diversification strategy in order to enter new higher growth markets and provide a more stable foundation from which to grow over the long-term. The benefits of this strategy were evident over the last two years as growth in our Vascular Access, Orthopaedic and Electrochem product lines offset the slowdown in our CRM business. As a result, sales increased 7% and 2% in 2011 and 2010, respectively, despite flat CRM/Neuromodulation revenue over that two year period. Further evidence of the benefits of this strategy was the reduction of CRM/Neuromodulation revenue to 53% of our total sales in 2011, compared to 80% in 2007. Furthermore, with Electrochem’s acquisition of Micro Power in December 2011, CRM/Neuromodulation revenue is expected to comprise less than 50% of total revenue in 2012. Additionally, the concentration of sales to our top three customers in the CRM market was reduced to 46% of revenues in 2011, versus 67% for those same three customers in 2007. Our goal is to reduce our concentration in the CRM market to below one-third of our revenue within the next five years.

Simultaneous with the initiation of our growth and diversification strategy, we began evolving our Company strategy to include the development of innovative medical devices in order to raise the growth and profitability profile of the Company. This medical device strategy is being facilitated through our QiG Group and leverages the component technology of Greatbatch Medical and Electrochem. Investments in medical device products totaled $29 million, $22 million and $15 million for 2011, 2010 and 2009, respectively, and included charges to selling, general and administrative expenses (“SG&A”) and net research, development and engineering (“RD&E”). As a result, SG&A increased to 12.8% of total sales in 2011 compared to 12.1% in 2010 and RD&E costs increased to 8.0% of total sales in 2011 compared to 5.8% in 2008. In 2011, we began to see the financial benefit of these investments as the products that had shorter development lead times, primarily in the Vascular Access market, began to commercialize. During 2011, sales from medical devices that were developed under the Greatbatch name totaled $5 million and were the first medical device revenues in the 40 year history of our Company. We expect the growth and cadence of new medical device product introductions to accelerate over the next several years as our longer lead time systems and device products, which we have invested in over the last four years, will also begin to commercialize.

We have a longstanding history of operational excellence, which is one of our core competencies. As we move forward, investing in our operations will continue to be critical to the success of our growth and medical device strategies. Since 2007, we have invested substantial resources in integrating our acquisitions and streamlining our operations. The benefits of these initiatives can be seen in our improvement in adjusted operating income to $67.6 million in 2011 from $58.1 million in 2008, which equates to 5% compound annual growth and was achieved despite the significant increase in spending on research and development. The benefits of these initiatives can also be seen in the substantial increase in our cash flow from operating activities during that time to $89.9 million in 2011 from $57.1 million in 2008. This strong cash flow helped to fund the repayment of debt, which totaled approximately $164.5 million over the last three years. Our goal is to continuously improve operating margin over the next three to five years through our initiatives to improve operating performance and through the development of innovative products to drive future revenue growth, including medical device products. Consistent with this strategy, during 2011, we began implementing a multi-faceted plan to further expand, optimize and leverage our manufacturing infrastructure. These initiatives will take the better part of 2012 and 2013 to complete, but once finished, will leave us with a more capable and cost effective Orthopaedic operations and an infrastructure that will support the manufacturing of medical devices. Total capital investment in connection with these initiatives is expected to be between $40 million and $50 million with an additional $15 million to $20 million of expense.

To date, we have been successful in the implementation of all three facets of our strategy despite the macro-economic challenges that we are facing. Our strategy has positioned our Company for higher growth and profitability over the next several years and provides us multiple levers to achieve this growth. Namely, organic growth, growth through targeted acquisitions and growth through commercialization of our medical devices. Fundamental to this growth strategy will be our underlying core competency of sustaining operational excellence.

We prepare our consolidated financial statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Additionally, we consistently report and discuss in our quarterly earnings releases and investor presentations adjusted operating income and margin, adjusted net income and adjusted earnings per diluted share, which are non-GAAP measures. These adjusted amounts consist of GAAP amounts and, to the extent occurring during a period, excludes (i) acquisition-related charges, (ii) facility consolidation, manufacturing transfer and system integration charges, (iii) asset write-down and disposition charges, (iv) severance charges in connection with corporate realignments or a general reduction in force (v) litigation charges and gains, (vi) the impact of non-cash charges to interest expense due to the accounting change governing convertible debt, (vii) unusual or infrequently occurring items, (viii) certain R&D expenditures (such as DVT expenses incurred in connection with the development of our Neuromodulation platform), (ix) gain/loss on the sale of investments and (x) the income tax (benefit) related to these adjustments. We believe that reporting these amounts provides important supplemental information to our investors and creditors seeking to understand the financial and business trends relating to our financial condition and results of operations. Additionally, the performance based compensation of our executive management is determined utilizing these adjusted amounts.

A reconciliation of GAAP operating income to adjusted operating income is as follows (in thousands):

	Year Ended
	December 30, 2011	December 31, 2010	January 1, 2010
Operating income as reported	$61,699	$68,994	$1,048
Adjustments:
Inventory step-up amortization (COS)	177	—	—
Executive death benefits (SG&A)	—	885	—
Neuromodulation platform DVT expense (RD&E)	5,133	—	—
Electrochem Litigation charge (gain)	—	(9,500)	34,500
Intangible asset write-down	—	—	15,921
Consolidation costs	425	1,573	7,069
Integration costs	—	42	3,077
Asset dispositions, severance and other	168	2,943	948

Operating income—adjusted	$67,602	$64,937	$62,563

Operating margin—adjusted	11.9%	12.2%	12.0%

A reconciliation of GAAP income (loss) before tax to adjusted net income and adjusted diluted earnings per share (“EPS”) is as follows (in thousands, except per share amounts):

	Year Ended
	December 30, 2011	December 31, 2010	January 1, 2010
Income (loss) before tax as reported	$48,392	$49,325	$(18,177)
Adjustments:
Inventory step-up amortization (COS)	177	—	—
Executive death benefits (SG&A)	—	885	—
Neuromodulation platform DVT expense (RD&E)	5,133	—	—
Electrochem Litigation charge (gain)	—	(9,500)	34,500
Intangible asset write-down	—	—	15,921
Consolidation costs	425	1,573	7,069
Integration costs	—	42	3,077
Asset dispositions, severance and other	168	2,943	948
(Gain) loss on cost method investments, net	(4,232)	150	—
CSN conversion option discount amortization	8,483	7,876	7,311

Adjusted income before taxes	58,546	53,294	50,649
Adjusted provision for income taxes	18,824	17,576	14,688

Adjusted net income	$39,722	$35,718	$35,961

Adjusted diluted EPS	$1.68	$1.51	$1.52

Number of shares(a)	23,636	23,802	23,983

(a)	Adjusted shares outstanding used for calculating adjusted diluted EPS for 2009 include the dilutive impact of outstanding equity awards and convertible subordinated notes of 1,057,000 that were not dilutive for GAAP purposes.

For 2012, we expect adjusted operating margin to be between 11.5% and 12.5% of sales. This guidance assumes continued investment in medical device projects, as well as a lower mix of higher margin CRM/Neuromodulation revenue. Adjusted operating income is expected to consist of GAAP operating income less approximately $15 million to $20 million of adjustments, of which approximately $5 million are non-cash expenses.

Consolidated annual sales for 2012 are projected to be approximately $645 million to $665 million. This would equate to an increase of 13% to 17% over 2011. For 2012, adjusted diluted EPS is expected to be in the range of $1.75 to $1.85 per diluted share. This would equate to an increase of 4% to 10% over 2011 adjusted diluted EPS. Adjusted diluted EPS is GAAP diluted EPS excluding the after-tax impact of the adjusted amounts described above and $9.1 million ($5.9 million net of tax) of non-cash convertible debt interest expense. This guidance also assumes approximately 24 million average diluted shares outstanding.

Government Regulation

The Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act (collectively “Health Care Reform”) legislated broad-based changes to the U.S. health care system that could significantly impact our business operations and financial results, including higher or lower revenue, as well as higher employee medical costs and taxes. Health Care Reform imposes significant new taxes on OEMs of medical devices, which will result in a significant increase in the tax burden on our industry and which could have a material, negative impact on our financial condition, results of operations and our cash flows. Other elements of Health Care Reform such as comparative effectiveness research, an independent payment advisory board, payment system reforms including shared savings pilots and other provisions could meaningfully change the way healthcare is developed and delivered, and may materially impact numerous aspects of our business, results of operations and financial condition. Many significant parts of Health Care Reform will be phased in over the next seven years and require further guidance and clarification in the form of regulations. As a result, many of the impacts of Health Care Reform will not be known until those regulations are enacted.

Since January 2010, there have been various actions by the U.S. Congress and the U.S. Department of Transportation, Pipeline and Hazardous Materials Safety Administration to amend requirements in the hazardous materials regulations on the transportation of lithium cells and batteries, including lithium cells and batteries packed or contained in equipment. If enacted, these actions could have negatively impacted our results of operations in the form of increased compliance costs for our lithium batteries. On February 14, 2012, President Obama signed into law the Federal Aviation Administration Modernization and Reform Act, which reconciles the nation’s standards with global rules on the air shipment of lithium batteries, except for narrow exceptions. As a result of this legislation, we do not expect any future U.S. legislative or administrative actions regarding the transportation of lithium cells and batteries will materially impact our results of operations, unless current global standards are revised.

On December 15, 2010, the U.S. Securities and Exchange Commission (“SEC”) issued a proposed rule under Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act. Section 1502 relates to reporting requirements regarding conflict minerals originating in the Democratic Republic of the Congo and adjoining countries. Under the proposed rule, issuers would be required to perform a “reasonable” due-diligence process to ascertain whether conflict minerals are necessary to the functionality or production of their manufactured or contracted to be manufactured products. If conflict minerals are used, the issuer would be required to make certain disclosures in its annual report on Form 10-K. We would incur additional, new compliance costs if the proposed rule is adopted since our Greatbatch Medical business utilizes some of the minerals specified in the proposed rule.

Product Development

We continue to develop new component products for applications in our core markets, such as:

1.	Q power solutions QHR® & QMR®, which maximize device performance and longevity with minimal size;

2.	QCAPS™ which, when paired with QHR batteries, provides the smallest, longest-lived, highest energy power solutions for tachycardia devices;

3.	orthopaedic capabilities in order to improve quality and shorten lead-times, including the opening of additional regional development centers;

4.	minimally invasive surgical techniques for the Orthopaedic industry;

5.	disposable instrumentation for the Orthopaedic industry; and

6.	next generation power sources for Electrochem’s energy and portable medical customers.

As part of the natural evolution of our Company, in 2008, we reassigned 40 Greatbatch Medical engineers to create the QiG Group in order to help facilitate the development of complete medical devices for our customers. In creating QiG, we pooled and focused the tremendous talent, resources and capacity for innovation within our organization. Today, QiG encompasses 130 research and development professionals working in facilities in five states and focused on three compelling therapeutic areas: cardiovascular, neuromodulation and, longer-term, orthopaedics. Additionally, QiG has established relationships with nearly a dozen key physicians who are highly specialized in these areas. These key opinion leaders are helping us to design medical devices from the ground up with features that will meet the needs of today’s practicing clinicians.

Within the QiG Group, we are utilizing a disciplined and diversified portfolio approach with three investment modes—strategic equity investments in start-up companies, OEM customer discrete projects, and incubating new medical devices to be sold or licensed to an OEM partner. The QiG Group employs a disciplined and thorough process for evaluating these opportunities. A scorecard process is utilized to review and select the most strategically valuable ideas to pursue, taking into account a host of variables including the market opportunity, regulatory pathway and reimbursement; market need and market potential; intellectual property and projected financial return.

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

We are currently in various stages of production or development on 15 to 20 medical devices, either through partnerships with our OEM customers or independently. While we do not discuss each of these projects individually each quarter, we will discuss significant milestones as they occur. Some of the medical device projects that we currently are working on include:

Cardiovascular portfolio—Venous and arterial introducers, anti-microbial coatings, steerable delivery systems, and MRI conditional brady, gastric stimulation and sleep apnea leads. During the first quarter of 2012, we received FDA 510(k) clearance on our transradial catheter sheath introducer and steerable delivery sheath for AF ablation. We expect sales of these medical devices to ramp up during the second half of 2012.

Neuromodulation portfolio —Algostim spinal cord stimulator for the treatment of chronic pain of the trunk and limbs. We are in the final stages of development of this device and are half way through the design verification testing phase. We are on track to make the applicable regulatory submissions on this device near the end of 2012.

Our Critical Accounting Estimates

The preparation of our consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements. Management considers an accounting estimate to be critical if (1) it requires assumptions to be made that were uncertain at the time the estimate was made; and (2) changes in the estimate or different estimates that could have been selected could have a material impact on our consolidated results of operations, financial position or cash flows. Our most critical accounting estimates are described below. We also have other policies that we consider key accounting policies, such as our policies for revenue recognition; however, these policies do not meet the definition of critical accounting estimates, because they do not generally require us to make estimates or judgments that are difficult or subjective.

Valuation of goodwill and other identifiable intangible assets

When we acquire a company, we allocate the purchase price to the tangible and intangible assets we acquire and liabilities we assume based on their fair value at the date of acquisition. Some of our intangible assets are considered non-amortizing intangible assets as they are expected to generate cash flows indefinitely. Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Indefinite lived intangibles and goodwill are not amortized but are required to be assessed for impairment on an annual basis or more frequent if certain indicators are present. Definite-lived intangible assets are amortized over their estimated useful lives and are assessed for impairment if certain indicators are present.

Assumptions/Approach Used

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

We perform an annual review on the last day of each fiscal year, or more frequently if indicators of potential impairment exist, to determine if the recorded goodwill and other indefinite lived intangible assets are impaired. We assess goodwill for impairment by comparing the fair value of our reporting units to their carrying value to determine if there is potential impairment. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the goodwill within the reporting unit is less than its carrying value. Fair values for reporting units are determined based on the income and market approaches. Indefinite lived intangible assets are evaluated for impairment by using the income approach. Definite-lived intangible assets are reviewed at least quarterly to determine if any conditions exist or a change in circumstances has occurred that would indicate impairment or a change in their remaining useful life.

We do not believe that the indefinite lived intangible assets or goodwill allocated to our Greatbatch Medical or Electrochem segments are at risk of failing step one of future annual impairment tests unless operating conditions significantly deteriorate, given the significant amount that our estimated fair value for these assets was in excess of their respective book values as of December 30, 2011.

Effect of Variation of Key Assumptions Used

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

We make certain estimates and assumptions that affect the expected future cash flows of our reporting units for our goodwill impairment testing. These include discount rates, terminal values and projections of future revenues and expenses. Significant changes in these estimates and assumptions could create future impairment losses to our goodwill. The assumptions used in our 2011 impairment test incorporate growth rates disclosed in “2012 Sales Outlook” of this section as well as other forward-looking statements made in this Management Discussion and Analysis of Financial Condition and Results of Operations section.

For our indefinite lived intangible assets, we make estimates of royalty rates, future revenues and discount rates. Significant changes in these estimates could create future impairments of these assets.

Estimation of the useful lives of indefinite and definite lived intangible assets is based upon the estimated cash flows of the respective intangible asset and requires significant management judgment. Events could occur that would materially affect our estimates of the useful lives. Significant changes in these estimates and assumptions could change the amount of future amortization expense or could create future impairments of these intangible assets.

As of December 30, 2011, we have $459.2 million of intangible assets recorded on our consolidated balance sheet representing 52% of total assets. This includes $100.3 million of amortizing intangible assets, $20.2 million of indefinite lived intangible assets and $338.7 million of goodwill. A 1% change in the amortization of our intangible assets would change 2011 net income by approximately $0.07 million, or approximately $0.003 per diluted share.

Stock-based compensation

We record compensation costs related to our stock-based awards which include stock options, restricted stock and restricted stock units. We measure stock-based compensation cost at the grant date based on the fair value of the award.

Compensation cost for service-based awards is recognized ratably over the applicable vesting period. Compensation cost for performance awards based on Company financial metrics is reassessed each period and recognized based upon the probability that the performance targets will be achieved. Compensation cost for performance awards based on market metrics (such as total shareholder return) is expensed each period whether the performance metrics are achieved or not. The amount of stock-based compensation expense recognized during a period is based on the portion of the awards that are ultimately expected to vest, as well as market and nonmarket performance award considerations. The total expense recognized over the vesting period will only be for those awards that ultimately vest, as well as market and nonmarket performance award considerations.

Assumptions/Approach Used

We utilize the Black-Scholes Option Pricing Model to determine the fair value of stock options. We are required to make certain assumptions with respect to selected Black Scholes model inputs, including expected volatility, expected life, expected dividend yield and the risk-free interest rate. Expected volatility is based on the historical volatility of our stock over the most recent period commensurate with the estimated expected life of the stock options. The expected life of stock options granted, which represents the period of time that the stock options are expected to be outstanding, is based, primarily, on historical data. The expected dividend yield is based on our history and expectation of dividend payouts. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period commensurate with the estimated expected life.

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

Stock-based compensation expense is only recorded for those awards that are expected to vest, as well as market and nonmarket performance award considerations. Forfeiture estimates for determining appropriate stock-based compensation expense are estimated at the time of grant based on historical experience and demographic characteristics. Revisions are made to those estimates in subsequent periods if actual forfeitures differ from estimated forfeitures.

Effect of Variation of Key Assumptions Used

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

A 1% change in our stock-based compensation expense would increase/decrease 2011 net income by approximately $0.05 million, or approximately $0.002 per diluted share.

Inventories

Inventories are stated at the lower of cost, determined using the first-in, first-out method, or market.

Assumptions/Approach Used

Inventory costing requires complex calculations that include assumptions for overhead absorption, scrap, sample calculations, manufacturing yield estimates and the determination of which costs may be capitalized. The valuation of inventory requires us to estimate obsolete or excess inventory, as well as inventory that is not of saleable quality.

Effect of Variation of Key Assumptions Used

Variations in methods or assumptions could have a material impact on our results. If our demand forecast for specific products is greater than actual demand and we fail to reduce manufacturing output accordingly, we could be required to record additional inventory write-downs or expense a greater amount of overhead costs, which would have a negative impact on our net income. As of December 30, 2011, we have $109.9 million of inventory recorded on our balance sheet representing 12% of total assets. A 1% write-down of our inventory would decrease 2011 net income by approximately $0.7 million, or approximately $0.03 per diluted share.

Tangible long-lived assets

Property, plant and equipment and other tangible long-lived assets are carried at cost. The cost of property, plant and equipment is charged to depreciation expense over the estimated life of the operating assets primarily using straight-line rates. Tangible long-lived assets are subject to impairment assessment if certain indicators are present.

Assumptions/Approach Used

We assess the impairment of tangible long-lived assets when events or changes in circumstances indicate that the carrying value of the asset (asset group) may not be recoverable. Factors that we consider in deciding when to perform an impairment review include, but are not limited to: a significant decrease in the market price of the asset (asset group); a significant change in the extent or manner in which a long-lived asset (asset group) is being used or in its physical condition; A significant change in legal factors or in the business climate that could affect the value of a long-lived asset (asset group), including an action or assessment by a regulator; an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction; a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset (asset group); or a current expectation that, more likely than not, a long-lived asset (asset group) will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. Recoverability potential is measured by comparing the carrying amount of the asset (asset group) to the related total future undiscounted cash flows. The projected cash flows for each asset (asset group) considers multiple factors, including current revenue from existing customers, proceeds from the sale of the asset (asset group), reasonable contract renewal assumptions, and expected profit margins giving consideration to historical and expected margins. If an asset’s (assets group’s) carrying value is not recoverable through related cash flows, the asset (asset group) is considered to be impaired. Impairment is measured by comparing the asset’s (asset group’s) carrying amount to its fair value. When it is determined that useful lives of assets are shorter than originally estimated, and there are sufficient cash flows to support the carrying value of the assets, we accelerate the rate of depreciation in order to fully depreciate the assets over their shorter useful lives.

Effect of Variation of Key Assumptions Used

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

As of December 30, 2011 we have $145.8 million of tangible long-lived assets recorded on our consolidated balance sheet representing 17% of total assets. A 1% write-down in our tangible long-lived assets would decrease 2011 net income by approximately $0.9 million, or approximately $0.04 per diluted share.

Provision for income taxes

Our consolidated financial statements have been prepared using the asset and liability approach in accounting for income taxes, which requires the recognition of deferred income taxes for the expected future tax consequences of net operating losses, credits, and temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not that the asset will not be realized.

Assumptions/Approach Used

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

Effect of Variation of Key Assumptions Used

Changes could occur that would materially affect our estimates and assumptions regarding deferred taxes. Changes in current tax laws and tax rates could affect the valuation of deferred tax assets and liabilities, thereby changing the income tax provision. Also, significant declines in taxable income could materially impact the realizable value of deferred tax assets. At December 30, 2011, we had $33.3 million of gross deferred tax assets on our consolidated balance sheet and a valuation allowance of $7.8 million has been established for certain deferred tax assets as it is more likely than not that they will not be realized. A 1 percentage point change in the effective tax rate would impact the current year provision for income taxes by $0.5 million, and 2011 diluted earnings per share by $0.02 per diluted share.

Cost Savings and Consolidation Efforts

In 2011, 2010 and 2009, we recorded charges in Other Operating Expenses, Net in the Consolidated Statements of Operations in connection with various cost savings and consolidation initiatives. These initiatives were undertaken to improve our operational efficiencies and profitability. Additional information regarding the timing, cash flow and amount of future expenditures is set forth in Note 12 “Other Operating Expenses, Net” of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

In 2011, we began construction on an 80,000 square foot manufacturing facility in Allen County, IN., which is expected to be completed by mid-2012. In 2011, we also initiated a multi-faceted plan to further enhance, optimize and leverage our orthopaedics operations. This plan includes the opening of two Orthopaedic design centers, transferring production of certain Orthopaedic product lines to other lower cost manufacturing facilities and the consolidation of our Orthopaedic operations in Switzerland into a new facility. As part of the Switzerland consolidation, a Letter of Intent was received from the Canton of Bern for a new Tax Holiday, which is contingent on the purchase or construction of a new facility. If the new Tax Holiday is granted, we believe it will positively impact our effective tax rate. These initiatives are expected to be completed over the next two to three years. Total capital investment under these initiatives is expected to be between $50 million and $60 million of which approximately $13 million has been incurred to date. Total expenses expected to be incurred on these projects is between $10 million to $15 million of which approximately $1 million has been incurred to date.

Near the end of 2011, we initiated plans to upgrade and expand our manufacturing infrastructure in order to support our medical device strategy. This will include expansion of two of our existing facilities, the purchase of equipment, as well as the transfer of certain product lines to create additional capacity for the manufacture of medical devices. These initiatives are expected to be completed over the next two to three years. Total capital investment under these initiatives is expected to be between $15 million to $20 million of which approximately $1 million has been incurred to date. Total expenses expected to be incurred on these projects is between $2 million to $3 million of which none has been incurred to date.

We expect the above initiatives to generate approximately $4 million to $7 million of annual cost savings, which is expected to fund the increased infrastructure costs also associated with these initiatives.

In 2011, we initiated plans to upgrade our existing global ERP system. This initiative is expected to be completed over the next two years. Total capital investment and expense to be incurred under this initiative is approximately $10 million of which approximately half is to be expensed and relates to consulting costs to be incurred during the implementation.

Our Financial Results

We utilize a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31st. Fiscal years 2011, 2010 and 2009 ended on December 30, 2011, December 31, 2010 and January 1, 2010, respectively. Fiscal years 2011, 2010 and 2009 all contained fifty-two weeks.

Results of Operations Table

	Year Ended			2011 vs. 2010		2010 vs. 2009
(Dollars in thousands, except per share data)	Dec. 30, 2011	Dec. 31, 2010	Jan. 1, 2010	$ Change	% Change	$ Change	% Change
Sales:
Greatbatch Medical
CRM/Neuromodulation	$303,690	$303,521	$305,354	$169	0%	$(1,833)	-1%
Vascular Access	45,098	38,000	35,816	7,098	19%	2,184	6%
Orthopaedic	140,277	118,748	113,897	21,529	18%	4,851	4%

Total Greatbatch Medical	489,065	460,269	455,067	28,796	6%	5,202	1%
Electrochem	79,757	73,156	66,754	6,601	9%	6,402	10%

Total sales	568,822	533,425	521,821	35,397	7%	11,604	2%
Cost of sales	388,469	359,844	355,402	28,625	8%	4,442	1%

Gross profit	180,353	173,581	166,419	6,772	4%	7,162	4%
Gross profit as a % of sales	31.7%	32.5%	31.9%

Selling, general and administrative expenses (SG&A)	72,548	64,510	70,294	8,038	12%	(5,784)	-8%
SG&A as a % of sales	12.8%	12.1%	13.5%

Research, development and engineering costs, net (RD&E)	45,513	45,019	33,562	494	1%	11,457	34%
RD&E as a % of sales	8.0%	8.4%	6.4%

Electrochem Litigation charge (gain)	—	(9,500)	34,500	9,500	-100%	(44,000)	NA

Intangible asset write-down	—	—	15,921	—	—	(15,921)	-100%

Other operating expenses, net	593	4,558	11,094	(3,965)	-87%	(6,536)	-59%

Operating income	61,699	68,994	1,048	(7,295)	-11%	67,946	N/A
Operating margin	10.8%	12.9%	0.2%

Interest expense	16,928	18,519	20,071	(1,591)	-9%	(1,552)	-8%
Interest income	(21)	(10)	(324)	(11)	NA	314	-97%
(Gain) loss on cost method investments	(4,232)	150	—	(4,382)	NA	150	NA
Other (income) expense, net	632	1,010	(522)	(378)	-37%	1,532	NA
Provision (benefit) for income taxes	15,270	16,187	(9,176)	(917)	-6%	25,363	NA
Effective tax rate	31.6%	32.8%	50.5%

Net income (loss)	$33,122	$33,138	$(9,001)	$(16)	0%	$42,139	NA

Net margin	5.8%	6.2%	-1.7%
Diluted earnings (loss) per share	$1.40	$1.40	$(0.39)	$—	—	$1.79	NA

Fiscal 2011 Compared with Fiscal 2010

Sales

Changes to sales by major product lines were as follows (in thousands):

	Year Ended		2011 vs. 2010
	December 30,	December 31,	$	%
	2011	2010	Change	Change
Sales:
Greatbatch Medical
CRM/Neuromodulation	$303,690	$303,521	$169	0%
Vascular Access	45,098	38,000	7,098	19%
Orthopaedic	140,277	118,748	21,529	18%

Total Greatbatch Medical	489,065	460,269	28,796	6%
Electrochem	79,757	73,156	6,601	9%

Total sales	$568,822	$533,425	$35,397	7%

Greatbatch Medical — Our 2011 revenue from our Greatbatch Medical business increased $28.8 million or 6% from 2010 as double digit growth in our Vascular Access and Orthopaedic product lines offset the slow-down in the CRM market. Greatbatch Medical sales for 2011 included the benefit of approximately $5 million of medical device sales and the favorable impact of approximately $8 million from foreign currency exchange rate fluctuations. On a constant currency basis, 2011 sales for Greatbatch Medical increased 5% over the prior year.

For the year, CRM/Neuromodulation sales were consistent with 2010. During the first half of 2011, CRM revenue included the benefit of customer inventory builds and product launches, which did not recur in the second half of 2011. Additionally, CRM/Neuromodulation sales continue to be impacted by pricing pressures and a slowdown in the underlying market. As a result of these headwinds, we expect CRM/Neuromodulation revenue for 2012 to be lower in the first half of 2012 but begin to rebound in the second half of the year as the CRM market stabilizes.

Full year 2011 Vascular Access sales increased 19% over 2010. This increase was primarily attributable to growth in the underlying market and market share gains. Additionally, Vascular Access revenue for 2011 included approximately $4 million from sales of medical devices that were developed under the Greatbatch name, including sales of our OptiSeal Valved Peelable Introducer which received FDA clearance in 2010. For 2011, approximately $1 million of device sales were included within the CRM/Neuromodulation product line. For 2012, we expect that medical device sales will be up to $15 million, with the majority of that revenue being realized in the second half of the year and within the Vascular Access product line.

Orthopaedic sales of $140.3 million for 2011 were 18% above 2010, and included approximately $8 million of favorable foreign currency exchange rate benefit. Excluding this benefit, sales increased 11% organically over the prior year despite slower than expected underlying market growth. These increases occurred across all of our orthopaedic products, which benefitted from customer product launches, as well as from market share gains during the quarter. These market share gains are a result of the investments made over the last several years to expand capabilities, shorten lead times, and improve quality and on-time delivery. Even though we have made significant improvements in this area, organic growth in 2012 will remain challenging given the weakness in the underlying healthcare markets and global economic headwinds.

Our visibility to our customer ordering patterns is over a relatively short period of time. Our customers have various inventory management, dual sourcing, and vertical integration initiatives, and the relative market share among OEM manufacturers’ changes continuously. Additionally, we face pricing pressures from our customers and in particular our four largest OEM customers upon which a significant portion of our sales is dependent. These pressures have increased over the last several years due to the downturn in the global economy, and more specifically, the contracting CRM market. Consequently, these and other factors will continue to significantly impact our sales.

Electrochem — For 2011, sales for the Electrochem business segment increased 9% in comparison to 2010. Fourth quarter 2011 sales for Electrochem included $2.5 million of additional revenue from the Micro Power acquisition. Excluding the additional revenue provided by Micro Power, sales for 2011 increased 6% on an organic basis. During 2011, Electrochem revenue varied from quarter to quarter due to the timing of various customer inventory pulls. For the full year, the increase in Electrochem revenue was a result of an increased investment in sales and marketing, which resulted in market share gains and several new customer contracts, as well as continued strength in the energy markets.

2012 Sales Outlook — 2012 annual product line revenue growth rates are expected to be as follows:

CRM & Neuromodulation:	-3% to 0%
Vascular Access:	10% to 20%
Orthopaedic:	5% to 15%
Electrochem(a):	Approximately 5%

(a)	Percentage increase assuming full year Micro Power revenue in 2011.

Based upon these growth rates, consolidated annual sales for 2012 are projected to be approximately $645 million to $665 million for 2012. This would equate to an increase of 13% to 17% over 2011. Given the underlying weakness in the healthcare markets, as well as the tough comparables versus the first and second quarters of 2011, we currently expect revenue for Greatbatch Medical for the first half of 2012 to be below 2011 levels, but rebound in the second half of the year as the healthcare markets stabilize. These growth projections may be impacted by a variety of factors including a continued softening in the healthcare markets, changes in pricing or exchange rates, changes in health care reimbursement policies, further dual sourcing/vertical integration initiatives by our customers and other factors described in “Cautionary Factors That May Affect Future Results” contained in Item 1 of this report.

Gross Profit Changes to gross profit as a percentage of sales were primarily due to the following:
2011-2010 % Point Change
Capacity & productivity(a)	0.9%
Performance-based compensation(b)	-0.9%
Mix change(c)	-0.5%
Selling price(d)	-0.8%
Other	0.5%

Total percentage point change to gross profit as a percentage of sales	-0.8%

(a)	Our gross profit percentage for 2011 benefitted from higher sales volumes, which absorbed excess capacity, as well as productivity gains from our various lean initiatives.
(b)	Our gross profit percentage for 2011 includes a higher level of performance-based compensation. Performance-based compensation is accrued based upon management’s expectation of what level of performance will be achieved relative to targets set.
(c)	Our gross profit percentage for 2011 was negatively impacted by a lower mix of higher-margin CRM/Neuromodulation sales as a percentage of total sales compared to 2010.
(d)	Our gross profit percentage throughout 2011 was negatively impacted, in comparison to 2010, by price concessions made to our larger OEM customers near the end of 2010, which were given in exchange for long-term contracts.

Although down slightly for 2011, over the long-term, we expect our gross profit margin to improve as higher margin medical device products are introduced, as we continue to implement cost saving initiatives, and as revenue increases, which will absorb excess capacity.

SG&A Expenses

Changes to SG&A expenses were primarily due to the following (in thousands):

2011-2010 $ Change
Performance-based compensation(a)	$3,935
Professional and consulting expense(b)	5,224
Litigation related fees and charges(c)	(808)
Executive death benefits(d)	(885)
Micro Power SG&A costs(e)	358
Other	214

Net increase in SG&A	$8,038

(a)	SG&A costs for 2011 include a higher level of performance-based compensation expense due to meeting our targets in 2011 combined with lower than expected results in 2010. Performance-based compensation is accrued based upon management’s expectation of performance relative to targets set.

(b)	Amount represents the change in professional and consulting expense from 2010 and reflects a higher level of costs incurred in connection with our medical device strategy, which impacted SG&A by $4.0 million. These costs included consulting fees paid to outside contractors who are providing technical expertise on our device projects, as well as legal fees incurred in connection with the numerous patent filings that we are making.
(c)	During 2010, the Company incurred fees and charges in connection with two litigation matters that were subsequently settled near the end of 2010. Accordingly, litigation related fees and charges were lower during 2011 in comparison to the prior year.
(d)	SG&A expenses for 2010 include death benefits provided to the family of the Company’s former Senior Vice President—Orthopaedics.
(e)	Amount represents the SG&A costs related to the operations of Micro Power, which was acquired on December 15, 2011.

RD&E Expenses, Net

Net RD&E costs were as follows (in thousands):

	Year Ended
	December 30, 2011	December 31, 2010
Research and development costs	$19,014	$17,378

Engineering costs	35,472	34,208
Less cost reimbursements	(8,973)	(6,567)

Engineering costs, net	26,499	27,641

Total RD&E, net	$45,513	$45,019

Net RD&E costs for 2011 totaled $45.5 million, or 8.0% of sales, versus $45.0 million, or 8.4% of sales for 2010. As expected, during 2011, we continued to invest resources in developing complete medical devices for our OEM customers. Total RD&E costs incurred in connection with our medical device initiatives were $23.3 million during 2011 compared to $20.3 million in 2010. This included $5.1 million of design verification testing costs expensed in 2011 related to the QiG Group’s development of a neuromodulation platform. When combined with the SG&A expenses discussed above, total costs incurred in connection with our medical device initiatives totaled $29 million in 2011 versus $22 million in 2010.

Partially offsetting these RD&E increases was a higher level of customer cost reimbursements of $2.4 million for 2011. These cost reimbursements can vary significantly from period to period due to the timing of the achievement of milestones on development projects.

As the development work on some of our medical device programs wind down due to the commercialization of those projects, we intend to reinvest those RD&E dollars into new medical device projects that have been identified. Accordingly, for 2012, we expect net RD&E expenditures as a percentage of sales to remain consistent with current year levels and are expected to be in the range of 8.5% to 9% of sales. Over time, the amount of net RD&E dollars we spend is expected to increase as the Company grows, but is expected to remain relatively consistent as a percentage of sales.

Electrochem Litigation Charge (Gain)

In 2009, a Louisiana jury found in favor of a former Electrochem customer on their claims made in connection with a failed business transaction dating back to 1997. During 2009, we accrued $34.5 million in connection with this litigation after the unfavorable jury verdict. In the fourth quarter of 2010, we settled this litigation for $25 million and accordingly recognized a $9.5 million gain. See Note 14 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

Other Operating Expenses, Net

Other operating expenses, net were comprised of the following (in thousands):

	Year Ended
	December 30, 2011	December 31, 2010
Orthopaedic facility optimization(a)	$425	$225
2007 & 2008 facility shutdowns and consolidations(b)	—	1,348
Integration costs(c)	—	42
Asset dispositions, severance and other(d)	168	2,943

Total other operating expenses, net	$593	$4,558

(a)	During the third quarter of 2010, we began to incur costs in connection with the optimization of our Orthopaedic operations in order to increase capacity, further expand our capabilities and reduce dependence on outside suppliers. Ultimately these updates will further reduce our lead times, improve quality and allow us to better meet the needs of our customers. Additional information regarding the timing, cash flow and amount of future expenditures is discussed in Note 12 “Other Operating Expenses, Net” of the Notes to Consolidated Financial Statements contained in Item 8 of this report.
(b)	In 2010, we recorded charges related to our various cost savings and consolidation efforts initiated in 2007 and 2008. Over the long-term, we expect these initiatives to continue to positively impact operational efficiencies and profitability. Additional information regarding the timing, cash flow and amount of future expenditures is discussed in Note 12 “Other Operating Expenses, Net” of the Notes to Consolidated Financial Statements contained in Item 8 of this report.
(c)	During 2010, we incurred costs related to the integration of the companies acquired in 2007 and 2008. The integration initiatives include the implementation of the Oracle ERP system, training and compliance with policies, as well as the implementation of lean manufacturing and six sigma initiatives. The expenses were primarily for consultants, relocation and travel costs.
(d)	During 2011 and 2010, we recorded write-downs in connection with various asset disposals, net of insurance proceeds received, if any. Additionally, during 2011 we incurred $0.6 million of acquisition related costs in connection with our purchase of Micro Power. During 2010, we consolidated our Greatbatch Medical segment, which included the elimination of certain positions globally. Severance charges associated with this realignment were $2.3 million.

For 2012, we currently expect to incur approximately $15 million to $20 million of other operating expenses primarily related to implementing various cost savings and consolidation initiatives, of which approximately $5 million is non-cash. See the discussion under “Cost Savings and Consolidation Efforts,” within this Item 7, for further details on these initiatives.

Interest Expense and Interest Income

Interest expense for 2011 decreased $1.6 million from 2010 primarily due to the repayment of $118.5 million of long-term debt over the last two years and the impact of lower interest rates, partially offset by increased discount amortization on our convertible notes. See Note 8 “Debt” of the Notes to Consolidated Financial Statements contained in Item 8 of this report. Interest income for 2011 was relatively consistent with 2010.

Gain (Loss) on Cost Method Investments

In 2011, we sold our cost method investment in IntElect Medical, Inc. (“IntElect”) in conjunction with Boston Scientific’s acquisition of IntElect. We obtained our ownership interest in IntElect through our acquisition of BIOMEC, Inc. in 2007 and two subsequent additional investments. This transaction resulted in a pre-tax gain of $4.5 million ($3.0 million net-of-tax). During 2011 and 2010, we recognized impairment charges related to our cost method investments of $0.3 million and $0.2 million, respectively, based upon recent stock offerings by those companies. The aggregate recorded amount of our cost method investments at December 30, 2011 was $5.7 million. These investments are in start-up research and development companies whose fair value is highly subjective in nature and subject to future fluctuations, which could be significant. Our exposure related to these entities is limited to our recorded investment.

Other Expense, Net

Other expense, net primarily includes the impact of foreign currency exchange rate fluctuations on transactions denominated in foreign currencies. We generally do not expect foreign currency exchange rate fluctuations to have a material impact on our net income.

Provision for Income Taxes

The effective tax rate for 2011 was 31.6% versus 32.8% for 2010. The effective tax rates for 2011 and 2010 are lower than the U.S. statutory rate primarily due to the R&D tax credit, as well as the favorable impact of the resolution of tax audits and the lapse of statutes of limitation on certain tax items. See Note 13 “Income Taxes” of the Notes to Consolidated Financial Statements contained in Item 8 of this report for a reconciliation of the U.S. statutory rate to our effective tax rate.

For 2012, we currently expect our effective tax rate to approximate the U.S. statutory rate of 35% due to the expiration of the R&D tax credit at the end of 2011. There is a potential for volatility of the effective tax rate due to several factors, including changes in the mix of pre-tax income and the jurisdictions to which it relates, business acquisitions, settlements with taxing authorities and foreign currency fluctuations.

In its budget submission to Congress in February 2012, the Obama administration proposed changes to the manner in which the U.S. would tax the international income of U.S. based companies. While it is uncertain how the U.S. Congress will address U.S. tax policy in the future, reform of U.S. taxation, including taxation of international income, continues to be a topic of discussion for Congress. A significant change to the U.S. tax system, including changes to the taxation of international income, could have a material effect on our effective tax rate.

We believe it is reasonably possible that a reduction of up to $0.8 million of the balance of our unrecognized tax benefits may occur within the next twelve months as a result of the expiration of applicable statutes of limitation and potential audit settlements, which would positively impact the effective tax rate in the period of reduction.

Fiscal 2010 Compared with Fiscal 2009

Sales

Changes to sales by major product lines were as follows (in thousands):

	Year Ended		2010 vs. 2009
	December 31, 2010	January 1, 2010	$ Change	% Change
Sales:
Greatbatch Medical
CRM/Neuromodulation	$303,521	$305,354	$(1,833)	-1%
Vascular Access	38,000	35,816	2,184	6%
Orthopaedic	118,748	113,897	4,851	4%

Total Greatbatch Medical	460,269	455,067	5,202	1%
Electrochem	73,156	66,754	6,402	10%

Total sales	$533,425	$521,821	$11,604	2%

Greatbatch Medical — Our 2010 revenue from our Greatbatch Medical business increased $5.2 million or 1% from 2009 as recoveries in the Vascular Access and Orthopaedic markets offset the slow-down in the CRM market.

For 2010, CRM/Neuromodulation sales were consistent with 2009 as higher volumes were offset by continued pressure from OEM customers on pricing and dual sourcing/vertical integration initiatives. More specifically, higher battery, capacitor and assembly revenue were offset by lower feedthrough and enclosure sales. Battery and capacitor sales for 2009 were impacted by customer inventory adjustments and, as expected, returned to more normalized levels in 2010. CRM revenue is significantly impacted each period due to the timing of various customer product launches, shifts in customer market share, customer inventory management initiatives as well as marketplace field actions.

For 2010, Vascular Access sales increased 6% primarily due to higher introducer and catheter sales.

Orthopaedic product line sales of $118.7 million for 2010 were 4% above 2009. This increase was across all of our Orthopaedic products as the markets continued to recover from the slowdown in 2009 and as our investments and expanded capabilities have begun to deliver new business, which included our new rapid prototyping facility, pilot line and spine implant and reconstructive implant capabilities. For the year, Orthopaedic sales include approximately $2 million of negative foreign currency exchange rate impact in comparison to 2009.

Electrochem — 2010 sales for the Electrochem business segment were $73.2 million, an increase of $6.4 million or 10% compared to 2009. This increase from the prior year primarily related to the recovery in the energy and portable medical markets from the slowdown in 2009, which caused customers to reduce inventory levels and push back projects. Additionally, Electrochem sales benefited from marketing initiatives undertaken during the economic downturn, which positioned us to capture market share once the markets recovered.

Gross Profit

Changes to gross profit as a percentage of sales were primarily due to the following:

2010-2009 % Point Change
Capacity & productivity(a)	-0.9%
Selling price(b)	-0.5%
Mix change(c)	2.8%
Other	-0.8%

Total percentage point change to gross profit as a percentage of sales	0.6%

(a)	Our gross profit percentage was negatively impacted by excess capacity costs due to our increased infrastructure investment in our Orthopaedic product lines in comparison to 2009. Modest productivity improvement initiatives partially offset these excess capacity costs. In accordance with our inventory accounting policy, excess capacity costs are expensed.
(b)	Our gross profit percentage was negatively impacted in 2010 by contractual volume price reductions and price concessions made to our larger OEM customers on certain product lines.
(c)	Our gross profit percentage was positively impacted by an increase in sales of higher margin products as a percentage of total sales, primarily within our CRM, Vascular Access and Electrochem product lines.

SG&A Expenses

Changes to SG&A expenses were primarily due to the following (in thousands):

2010-2009
$ Change
Personnel costs(a)	$(2,688)
Information technology and consulting(b)	(1,555)
Allowance for doubtful accounts(c)	(1,095)
Other	(446)

Net decrease in SG&A	$(5,784)

(a)	Amount reflects our consolidation and cost reduction initiatives. A portion of these cost savings were reinvested in RD&E. SG&A expenses for 2010 include $0.9 million of death benefits provided to the family of the Company’s former Senior Vice President—Orthopaedics.
(b)	Amount represents the change in information technology and consulting costs from 2009 and reflects our cost reduction initiatives.
(c)	Amount primarily relates to lower losses incurred on uncollectible receivables compared to 2009, which included higher Electrochem and Orthopaedic write-offs due to the economic slowdown.

RD&E Expenses, Net

Net RD&E costs were as follows (in thousands):

	Year Ended
	December 31,	January 1,
	2010	2010
Research and development costs	$17,378	$17,707

Engineering costs	34,208	26,438
Less cost reimbursements	(6,567)	(10,583)

Engineering costs, net	27,641	15,855

Total RD&E, net	$45,019	$33,562

As expected, net RD&E expenses for 2010 were higher than 2009 due to further investment in the development of new innovative technologies, including the development of systems and devices. Total RD&E costs incurred in connection with our medical device initiatives were $20.3 million during 2010 compared to $13.2 million in 2009. During 2010 we also received a lower level of customer cost reimbursements compared to 2009. These cost reimbursements can vary significantly from period to period due to the timing of the achievement of milestones on development projects.

Electrochem Litigation Charge (Gain)

In 2009, a Louisiana jury found in favor of a former Electrochem customer on their claims made in connection with a failed business transaction dating back to 1997. During 2009, we accrued $34.5 million in connection with this litigation after the unfavorable jury verdict. In the fourth quarter of 2010, we settled this litigation for $25 million and accordingly recognized a $9.5 million gain. See Note 14 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

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

Other Operating Expenses, Net

Other operating expenses, net were comprised of the following (in thousands):

	Year Ended
	December 31, 2010	January 1, 2010
Orthopaedic facility optimization(a)	$225	$—
2007 & 2008 facility shutdowns and consolidations(a)	1,348	7,069
Integration costs(b)	42	3,077
Asset dispositions, severance and other(c)	2,943	948

Total other operating expenses, net	$4,558	$11,094

(a)	See Note 12 “Other Operating Expenses, Net” of the Notes to Consolidated Financial Statements contained in Item 8 of this report.
(b)	For 2010 and 2009, we incurred costs related to the integration of the companies acquired in 2007 and 2008. The integration initiatives include the implementation of the Oracle ERP system, training and compliance programs as well as the implementation of lean manufacturing and six sigma initiatives. The expenses are primarily for consultants, relocation and travel costs that will not be required after the integrations are completed.
(c)	During the fourth quarter of 2010, we consolidated our Greatbatch Medical business. As part of this consolidation, there was a realignment of resources in which certain positions globally were eliminated and restructured. The severance charges associated with this realignment were $2.3 million of which $0.7 million were paid in the fourth quarter of 2010, and the remaining amounts paid in 2011. During 2009, we incurred approximately $0.6 million in severance charges in connection with various workforce reductions. During 2010 and 2009, we recorded write-downs in connection with various asset disposals, which were partially offset by insurance proceeds received.

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

Provision for Income Taxes

During the fourth quarter of 2010, the research and development tax credit was extended for both 2010 and 2011, retroactive to the beginning of 2010. As a result, the fourth quarter 2010 GAAP and adjusted effective tax rates include the benefit of approximately $1.0 million representing the cumulative catch-up adjustment for this credit related to the first three quarters of 2010. The 2010 effective tax rate includes the favorable impact of the resolution of tax audits and the lapse of statutes of limitation on certain tax items. See Note 13 “Income Taxes” of the Notes to Consolidated Financial Statements contained at Item 8 of this report for a reconciliation of the U.S. statutory rate to our effective tax rate (benefit).

Liquidity and Capital Resources

	At
(Dollars in thousands)	December 30, 2011	December 31, 2010
Cash and cash equivalents	$36,508	$22,883
Working capital	$170,907	$150,922
Current ratio	2.82	3.49

The increase in cash and cash equivalents, and working capital primarily relates to cash flow from operations of $89.9 million for 2011 offset by $22 million of cash used to purchase property, plant and equipment and $66.5 million of cash paid to acquire Micro Power, which had $12.0 million of net working capital. During the year, we repaid $40 million of our long-term debt which was offset by the $45 million borrowed to help fund the Micro Power acquisition. Of the $36.5 million of cash on hand as of December 30, 2011, $7.2 million is being held at our European subsidiaries and is considered permanently reinvested in those subsidiaries. Thus, these funds cannot be repatriated without being subject to U.S. taxation but may be used to fund the planned capital investments in those entities as discussed under “Cost Savings and Consolidation Efforts” of this Item 7.

Revolving Line of Credit — On June 24, 2011, we amended and extended our revolving credit facility (the “2011 Credit Facility”) to replace our then existing credit facility, which had an expiration date of May 22, 2012. The 2011 Credit Facility provides a $400 million secured revolving credit facility, which can be increased to $600 million upon our request and approval by a majority of the lenders. The 2011 Credit Facility also contains a $15 million letter of credit subfacility and a $15 million swingline subfacility. The 2011 Credit Facility has a maturity date of June 24, 2016; provided, however, if our convertible notes are not repaid in full, modified or refinanced before March 1, 2013, the maturity date of the 2011 Credit Facility shall be March 1, 2013.

The 2011 Credit Facility is supported by a consortium of fourteen banks with no bank controlling more than 19% of the facility. As of December 30, 2011, each bank supporting the 2011 Credit Facility has an S&P credit rating of at least BBB or better, which is considered investment grade.

The 2011 Credit Facility requires us to maintain a rolling four quarter ratio of adjusted EBITDA to interest expense of at least 3.0 to 1.0. For the twelve month period ended December 30, 2011, our ratio of adjusted EBITDA to interest expense, calculated in accordance with our credit agreement, was 18.3 to 1.00, well above the required limit. The 2011 Credit Facility also requires us to maintain a total leverage ratio of not greater than 4.5 to 1.0 through December 30, 2011 and not greater than 4.0 to 1.0 from December 31, 2011 and thereafter. As of December 30, 2011, our total leverage ratio, calculated in accordance with our credit agreement, was 2.06 to 1.00, well below the required limit.

The 2011 Credit Facility contains customary events of default. Upon the occurrence and during the continuance of an event of default, a majority of the lenders may declare the outstanding advances and all other obligations under the 2011 Credit Facility immediately due and payable. See Note 8 “Debt” of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

As of December 30, 2011, we had $345 million of borrowing capacity available under the 2011 Credit Facility. This amount may vary from period to period based upon our debt and EBITDA levels, which impacts the covenant calculations discussed above. We believe that our cash flow from operations and the 2011 Credit Facility provide adequate liquidity to meet our short and long term funding needs.

Operating activities — Cash flows from operating activities for 2011 were $89.9 million compared to $76.9 million for 2010. Cash flows from operating activities for 2010 was unfavorably impacted by the $25 million ($16.3 million net of tax) Electrochem Litigation settlement. See Note 14 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements contained in Item 8 of this report. The remaining decrease in cash flows from operating activities from the prior year is primarily due to an increase in accounts receivable due to the timing of receipts with one of our larger customers offset by an increase in accrued expenses due to higher performance based compensation accruals.

Investing activities — Net cash used in investing activities for 2011 was $80.4 million compared to $13.9 million for 2010. This increase was primarily related to the cash payments made for the acquisition of Micro Power of $66.5 million, as well as the $6.3 million of additional investments made in property, plant and equipment primarily related to the construction of our new Orthopaedics manufacturing facility in Allen County, IN. These additional expenditures were partially offset by the net proceeds received from the sale of a cost method investment of $10.4 million. Our current expectation is that capital spending for 2012 will be in the range of $30 million to $40 million, of which approximately half is discretionary in nature. These planned capital investments primarily relate to our various cost savings and consolidation initiatives. See “Cost Savings and Consolidation Efforts,” in this Item 7, for further details on these initiatives.

We anticipate that cash on hand along with cash flow from operations and availability under the 2011 Credit Facility will be sufficient to fund these capital expenditures. As part of our strategy to grow and diversify our revenue base, we have and will continue to consider strategically targeted and opportunistic acquisitions.

Financing activities — Net cash provided by financing activities for 2011 was $3.7 million compared to cash used of $78.9 million for the prior year period. During 2011, we repaid $40 million of long-term debt which was more than offset by the additional $45 million borrowed near the end of the year to help fund the Micro Power acquisition. Going forward, we expect excess cash flow from operations to primarily be used to pay down outstanding debt as well as to fund our various capital projects.

Capital Structure — As of December 30, 2011, our capital structure consisted of $197.8 million of convertible subordinated notes, $55.0 million of debt under our revolving line of credit and 23.4 million shares of common stock outstanding. Additionally, we had $36.5 million in cash and cash equivalents, which we believe is sufficient to meet our short-term operating cash needs. If necessary, we currently have access to $345 million of borrowing capacity under the 2011 Credit Facility and are authorized to issue 100 million shares of common stock and 100 million shares of preferred stock. The market value of our outstanding common stock since our initial public offering has exceeded our book value; accordingly, we believe that if needed we can access public markets to raise additional capital. Our capital structure allows us to support our internal growth and provides liquidity for corporate development initiatives. We continuously evaluate our capital structure, including our convertible notes, as it relates to our anticipated long-term funding needs. Changes to our capital structure may occur as a result of this analysis, or changes in market conditions.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements within the meaning of Item 303(a)(4) of Regulation S-K.

Litigation

We are party to various legal actions arising in the normal course of business. A description of pending legal actions against the Company is set forth at Note 14 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements contained at Item 8 of this report. We do not believe that the ultimate resolution of any individual pending legal action will have a material effect on our consolidated results of operations, financial position or cash flows. However, litigation is subject to inherent uncertainties. If an unfavorable ruling(s) were to occur, there exists the possibility of a material impact in the period in which the ruling occurs.

Contractual Obligations

The following table summarizes our contractual obligations at December 30, 2011:

	Payments due by period
CONTRACTUAL OBLIGATIONS	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt obligations(a)	$265,026	$5,688	$202,482	$56,856	$—
Operating lease obligations(b)	16,694	3,347	5,681	4,771	2,895
Purchase obligations(b)	31,602	27,775	397	3,230	200
Foreign currency contracts(b)	10,200	10,200	—	—	—
Defined benefit plan obligations(c)	11,465	773	1,981	2,074	6,637

Total contractual obligations	$334,987	$47,783	$210,541	$66,931	$9,732

(a)	Includes the annual interest expense on our convertible subordinated notes of 2.25%, which is paid semi-annually. Amounts also include the expected interest expense on the $55.0 million outstanding on the 2011 Credit Facility based upon the period end weighted average interest rate of 2.25%. See Note 8 “Debt” of the Notes to Consolidated Financial Statements contained in Item 8 of this report.
(b)	See Note 14 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements contained in Item 8 of this report for additional information about our operating leases, purchase obligations and foreign currency contracts.
(c)	Amounts represent estimated future payments under our defined benefit plans. See Note 9 “Employee Benefit Plans” of the Notes to Consolidated Financial Statements contained in Item 8 of this report for additional information about our defined benefit plan obligations. These amounts do not include any potential future contributions to our defined benefit plans that may be necessary if the rate of return earned on plan assets is not sufficient to fund the rate of increase of our liability. Future cash contributions may be required. As of December 30, 2011, our actuarially determined projected benefit obligation exceeded plan assets by $5.6 million.

This table does not reflect $1.6 million of unrecognized tax benefits as we are uncertain as to if or when such amounts may be settled. Refer to Note 13 “Income Taxes” of the Notes to Condensed Consolidated Financial Statements in this report for additional information about these unrecognized tax benefits.

We self-fund the medical insurance coverage provided to our U.S. based employees. Our risk is being limited through the use of stop loss insurance, which has an annual deductible of $0.2 million per covered participant. The maximum aggregate loss (the sum of all claims under the $0.2 million deductible) is limited to $14.2 million with a maximum benefit of $1.0 million. As of December 30, 2011, we had $1.6 million accrued, related to our self-insurance obligations under our medical plan. This accrual is recorded in Accrued Expenses in the Consolidated Balance Sheet, and is primarily based upon claim history. For 2012, the maximum aggregate loss limit was lowered to $13.5 million. This table does not reflect any potential future payments for self-insured medical claims.

We were a member of a group self-insurance trust that provided workers’ compensation benefits to our employees in Western New York (the “Trust”). Based on actual experience, we could receive a refund or be assessed additional contributions for workers’ compensation claims. Under the Trust agreement, each participating organization has joint and several liability for Trust obligations if the assets of the Trust are not sufficient to cover those obligations. During 2011, we were notified by the Trust of its intention to cease operations at the end of 2011 and were assessed $0.6 million as an estimate of our pro-rata share of future costs related to the Trust. This amount was accrued and paid in 2011. Beginning in 2012, we will utilize traditional insurance to provide workers’ compensation benefits to our employees.

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

Impact of Recently Issued Accounting Standards

In the normal course of business, we evaluate all new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”), SEC, Emerging Issues Task Force (“EITF”), American Institute of Certified Public Accountants (“AICPA”) or other authoritative accounting body to determine the potential impact they may have on our Consolidated Financial Statements. In 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-11 “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities,” ASU No. 2011-08 “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment,” ASU No. 2011-05 “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” and ASU No. 2011-04 “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” See Note 1 “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements contained in Item 8 of this report for additional information about these recently issued accounting standards and their potential impact on our financial condition or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency — We have significant foreign operations in France, Mexico and Switzerland, which expose the Company to foreign currency exchange rate fluctuations due to transactions denominated in Euros, Mexican pesos and Swiss francs, respectively. We continuously evaluate our foreign currency risk and will take action from time to time in order to best mitigate these risks, which includes the use of various derivative instruments such as forward currency exchange contracts. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency exposures would have had an impact of approximately $10 million on our annual sales. This amount is not indicative of the hypothetical net earnings impact due to offsetting impacts on cost of sales and operating expenses in those currencies. We estimate that foreign currency exchange rate fluctuations during 2011 increased sales in comparison to 2010 by approximately $8 million.

In July 2010 and February 2011, we entered into forward contracts to purchase 6.6 million and 3.7 million, respectively, Mexican pesos per month through December 2011 at an exchange rate of 13.2231 pesos and 12.2761 pesos per one U.S. dollar, respectively. In September 2011, we entered into forward contracts to purchase 6.5 million and 4.9 million Mexican pesos per month beginning in January 2012 through December 2012 at an exchange rate of 13.0354 pesos and 14.0287 pesos per one U.S. dollar, respectively. These contracts were entered into in order to hedge the risk of peso-denominated payments associated with a portion of the operations at our Tijuana, Mexico facility and are being accounted for as cash flow hedges.

As of December 30, 2011, these contracts had a negative fair value of $0.5 million, which is recorded within Accrued Expenses in the Consolidated Balance Sheet. The amount recorded as a reduction of Cost of Sales during 2011 related to these forward contracts was $0.6 million. No portion of the change in fair value of our foreign currency contracts during 2011 was considered ineffective.

We translate all assets and liabilities of our foreign operations, where the U.S. dollar is not the functional currency, at the period-end exchange rate and translate sales and expenses at the average exchange rates in effect during the period. The net effect of these translation adjustments is recorded in the Consolidated Financial Statements as Comprehensive Income (Loss). The translation adjustment for 2011 was a $0.7 million loss. Translation adjustments are not adjusted for income taxes as they relate to permanent investments in our foreign subsidiaries. Net foreign currency transaction gains and losses included in Other (Income) Expense, Net amounted to a loss of $0.1 million for 2011. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency net assets would have had an impact of approximately $10 million on our foreign net assets as of December 30, 2011.

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

As of December 30, 2011, we had $55 million outstanding on the 2011 Credit Facility and no interest rate swaps outstanding. See Note 8 “Debt” of the Notes to Consolidated Financial Statements in this report for additional information about our interest rate swap contracts.

No portion of the change in fair value of our interest rate swaps outstanding during 2011 was considered ineffective. The amount recorded as additional Interest Expense related to the interest rate swaps was $0.4 million during 2011.

A hypothetical one percentage point change in the prime rate on the $55 million of floating rate revolving line of credit debt outstanding at December 30, 2011 would have an impact of approximately $0.6 million on our interest expense.

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

As of December 30, 2011, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 30, 2011 is effective.

In conducting the evaluation of the effectiveness of internal control over financial reporting as of December 30, 2011, as permitted by the guidance issued by the Office of the Chief Accountant of the Securities and Exchange Commission, management excluded the following subsidiary acquired in 2011:

•	Micro Power Electronics, Inc.

This subsidiary represented approximately 15% and 10% of net and total assets, respectively, and 0.4% of revenues of the consolidated financial statement amounts as of and for the year ended December 30, 2011. See Note 2 — “Acquisitions” for a discussion of this acquisition and its impact on the Company’s Consolidated Financial Statements.

The effectiveness of internal control over financial reporting as of December 30, 2011 has been audited by Deloitte & Touche LLP, the Company’s independent registered public accounting firm.

Dated: February 28, 2012

/s/ Thomas J. Hook	/s/ Thomas J. Mazza
Thomas J. Hook	Thomas J. Mazza
President & Chief Executive Officer	Senior Vice President & Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Greatbatch, Inc.

Clarence, New York

We have audited the internal control over financial reporting of Greatbatch, Inc. and subsidiary (the “Company”) as of December 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Micro Power Electronics, Inc., which was acquired on December 15, 2011 and whose financial statements constitute 15% and 10% of net and total assets, respectively, and 0.4% of revenues of the consolidated financial statement amounts as of and for the year ended December 30, 2011. Accordingly, our audit did not include the internal control over financial reporting at Micro Power Electronics, Inc. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended December 30, 2011 of the Company and our report dated February 28, 2012 expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule.

/s/ Deloitte & Touche LLP

Williamsville, New York
February 28, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Greatbatch, Inc.

Clarence, New York

We have audited the accompanying consolidated balance sheets of Greatbatch, Inc. and subsidiary (the “Company”) as of December 30, 2011 and December 31, 2010, and the related consolidated statements of operations and comprehensive income (loss), cash flows, and stockholders’ equity for each of the three years in the period ended December 30, 2011. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 30, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Williamsville, New York
February 28, 2012

GREATBATCH, INC.

CONSOLIDATED BALANCE SHEETS

	At
(in thousands except share and per share data)	December 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$36,508	$22,883
Accounts receivable, net of allowance for doubtful accounts of $1.9 million in 2011 and $1.8 million in 2010	101,946	70,947
Inventories	109,913	101,440
Refundable income taxes	1,292	2,763
Deferred income taxes	7,828	7,398
Prepaid expenses and other current assets	7,469	6,078

Total current assets	264,956	211,509
Property, plant and equipment, net	145,806	146,380
Amortizing intangible assets, net	100,258	75,114
Indefinite-lived intangible assets	20,288	20,288
Goodwill	338,653	307,451
Deferred income taxes	2,450	2,427
Other assets	8,936	13,807

Total assets	$881,347	$776,976

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40,665	$27,989
Deferred income taxes	845	514
Accrued expenses	52,539	32,084

Total current liabilities	94,049	60,587
Long-term debt	235,950	220,629
Deferred income taxes	75,203	64,290
Other long-term liabilities	8,862	4,641

Total liabilities	414,064	350,147
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.001 par value, authorized 100,000,000 shares; no shares issued or outstanding in 2011 or 2010	—	—
Common stock, $0.001 par value, authorized 100,000,000 shares; 23,466,128 shares issued and 23,406,023 shares outstanding in 2011 23,319,492 shares issued and 23,256,897 shares outstanding in 2010	23	23
Additional paid-in capital	307,196	298,405
Treasury stock, at cost, 60,105 shares in 2011 and 62,595 shares in 2010	(1,387)	(1,469)
Retained earnings	152,522	119,400
Accumulated other comprehensive income	8,929	10,470

Total stockholders’ equity	467,283	426,829

Total liabilities and stockholders’ equity	$881,347	$776,976

The accompanying notes are an integral part of these consolidated financial statements.

GREATBATCH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

	Year Ended
(in thousands except per share data)	December 30, 2011	December 31, 2010	January 1, 2010
Sales	$568,822	$533,425	$521,821
Cost of sales	388,469	359,844	355,402

Gross profit	180,353	173,581	166,419
Operating expenses:
Selling, general and administrative expenses	72,548	64,510	70,294
Research, development and engineering costs, net	45,513	45,019	33,562
Electrochem Litigation charge (gain) (Note 14)	—	(9,500)	34,500
Intangible asset write-down	—	—	15,921
Other operating expenses, net	593	4,558	11,094

Total operating expenses	118,654	104,587	165,371
Operating income	61,699	68,994	1,048
Interest expense	16,928	18,519	20,071
Interest income	(21)	(10)	(324)
(Gain) loss on cost method investments, net	(4,232)	150	—
Other (income) expense, net	632	1,010	(522)

Income (loss) before provision (benefit) for income taxes	48,392	49,325	(18,177)
Provision (benefit) for income taxes	15,270	16,187	(9,176)

Net income (loss)	$33,122	$33,138	$(9,001)

Earnings (loss) per share:
Basic	$1.42	$1.44	$(0.39)
Diluted	$1.40	$1.40	$(0.39)

Weighted average shares outstanding:
Basic	23,258	23,070	22,926
Diluted	23,636	23,802	22,926

Comprehensive income (loss):
Net income (loss)	$33,122	$33,138	$(9,001)
Foreign currency translation gain (loss)	(704)	7,896	4,562
Net change in cash flow hedges, net of tax	(271)	1,027	(200)
Defined benefit plan liability adjustment, net of tax	(566)	(601)	862

Comprehensive income (loss)	$31,581	$41,460	$(3,777)

The accompanying notes are an integral part of these consolidated financial statements.

GREATBATCH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
(in thousands)	December 30, 2011	December 31, 2010	January 1, 2010
Cash flows from operating activities:
Net income (loss)	$33,122	$33,138	$(9,001)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	47,695	46,447	47,229
Stock-based compensation	12,082	6,884	5,204
(Gain) loss on cost method investments, net	(4,232)	150	—
Electrochem Litigation charge (gain)	—	(9,500)	34,500
Electrochem Litigation settlement	—	(25,000)	—
Intangible asset write-down	—	—	15,921
Other non-cash (gains) losses	(676)	743	(559)
Deferred income taxes	8,776	15,419	(10,120)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(13,477)	10,922	5,876
Inventories	(2,139)	7,406	6,898
Prepaid expenses and other assets	(590)	2,111	(2,364)
Accounts payable	4,236	(7,568)	(12,668)
Accrued expenses	3,678	(1,472)	(5,050)
Income taxes payable	1,446	(2,795)	(4,100)

Net cash provided by operating activities	89,921	76,885	71,766

Cash flows from investing activities:
Acquisition of property, plant and equipment	(22,489)	(16,140)	(19,674)
Proceeds from sale of property, plant and equipment	212	2,537	114
Proceeds from (purchase) of cost method investments, net	10,315	—	(1,050)
Acquisitions, net of cash acquired	(66,493)	—	—
Other investing activities	(1,934)	(321)	(531)

Net cash used in investing activities	(80,389)	(13,924)	(21,141)

Cash flows from financing activities:
Principal payments of long-term debt	(40,000)	(78,450)	(46,000)
Proceeds from issuance of long-term debt	45,000	—	12,000
Issuance of common stock	2,401	659	212
Payment of debt issuance costs	(2,213)	—	—
Other financing activities	(1,500)	(1,030)	(718)

Net cash provided by (used in) financing activities	3,688	(78,821)	(34,506)

Effect of foreign currency exchange rates on cash and cash equivalents	405	879	(318)

Net increase (decrease) in cash and cash equivalents	13,625	(14,981)	15,801
Cash and cash equivalents, beginning of year	22,883	37,864	22,063

Cash and cash equivalents, end of year	$36,508	$22,883	$37,864

The accompanying notes are an integral part of these consolidated financial statements.

GREATBATCH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
(in thousands)	Shares	Amount		Shares	Amount
At January 3, 2009	22,971	$23	$283,322	(28)	$(741)	$95,263	$(3,076)	$374,791
Stock-based compensation	—	—	5,204	—	—	—	—	5,204
Net shares issued (acquired) under stock incentive plans	24	—	214	(33)	(635)	—	—	(421)
Income tax liability from stock options, restricted stock and restricted stock units	—	—	(88)	—	—	—	—	(88)
Shares contributed to 401(k) Plan	195	—	3,274	28	741	—	—	4,015
Net loss	—	—	—	—	—	(9,001)	—	(9,001)
Total other comprehensive income, net	—	—	—	—	—	—	5,224	5,224

At January 1, 2010	23,190	23	291,926	(33)	(635)	86,262	2,148	379,724
Stock-based compensation	—	—	6,884	—	—	—	—	6,884
Net shares issued (acquired) under stock incentive plans	129	—	179	(30)	(834)	—	—	(655)
Income tax liability from stock options, restricted stock and restricted stock units	—	—	(584)	—	—	—	—	(584)
Net income	—	—	—	—	—	33,138	—	33,138
Total other comprehensive income, net	—	—	—	—	—	—	8,322	8,322

At December 31, 2010	23,319	23	298,405	(63)	(1,469)	119,400	10,470	426,829
Stock-based compensation	—	—	7,037	—	—	—	—	7,037
Net shares issued under stock incentive plans	147	—	1,891	3	82	—	—	1,973
Income tax liability from stock options, restricted stock and restricted stock units	—	—	(137)	—	—	—	—	(137)
Net income	—	—	—	—	—	33,122	—	33,122
Total other comprehensive loss, net	—	—	—	—	—	—	(1,541)	(1,541)

At December 30, 2011	23,466	$23	$307,196	(60)	$(1,387)	$152,522	$8,929	$467,283

The accompanying notes are an integral part of these consolidated financial statements.

GREATBATCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—The consolidated financial statements include the accounts of Greatbatch, Inc. and its wholly owned subsidiary Greatbatch Ltd. (collectively, the “Company” or “Greatbatch”). All intercompany balances and transactions have been eliminated in consolidation.

Nature of Operations—The Company operates its business in two reportable segments – Greatbatch Medical and Electrochem Solutions (“Electrochem”). The Company’s customers include large multi-national original equipment manufacturers (“OEMs”). The Greatbatch Medical segment designs and manufactures medical devices and components primarily for the Cardiac Rhythm Management (“CRM”), Neuromodulation, Vascular Access and Orthopaedic markets. Additionally, Greatbatch Medical offers value-added assembly and design engineering services for products that incorporate Greatbatch Medical components. As a result of the strategy put in place over three years ago, Greatbatch Medical now offers its customers complete medical devices including design, development, manufacturing, regulatory submission and supporting worldwide distribution. This medical device strategy is being facilitated through the QiG Group and leverages the component technology of Greatbatch Medical and Electrochem in the Company’s core markets: Cardiovascular, Neuromodulation and Orthopaedic. Once the QiG Group designs and develops a medical device, it is manufactured by Greatbatch Medical. The operating expenses (RD&E, SG&A) of the QiG Group are included within the Greatbatch Medical segment.

Electrochem provides technology solutions where safety, reliability, quality and durability are critical. Electrochem’s customized primary (non-rechargeable) and secondary (rechargeable) battery solutions are used in markets such as energy, portable medical, military, environmental and more. Electrochem’s product lines cover a number of highly-customized battery-powered applications in remote and demanding environments, including down hole drilling tools, military communication devices, automated external defibrillators, oceanographic buoys and more. Electrochem’s primary and secondary power solutions and wireless sensing systems are used in markets where failure is not an option.

Fiscal Year End — The Company utilizes a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31st. Fiscal years 2011, 2010 and 2009 ended on December 30, 2011, December 31, 2010 and January 1, 2010, respectively. Fiscal years 2011, 2010 and 2009 all contained fifty-two weeks.

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

GREATBATCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Level 1—Valuation is based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Level 1 valuations do not entail a significant degree of judgment.

Level 2—Valuation is determined from quoted prices for similar assets or liabilities in active markets, quoted prices for identical instruments in markets that are not active or by model-based techniques in which all significant inputs are observable in the market.

Level 3—Valuation is based on unobservable inputs that are significant to the overall fair value measurement. The degree of judgment in determining fair value is greatest for Level 3 valuations.

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

The carrying amount of cash and cash equivalents, trade receivables and accounts payable, approximated their fair value as of December 30, 2011 based upon the short-term nature of these instruments. Note 17 “Fair Value Measurements” contains additional information on assets and liabilities recorded at fair value in the consolidated financial statements.

Cash and Cash Equivalents—Cash and cash equivalents consist of cash and highly liquid, short-term investments with maturities at the time of purchase of three months or less.

Concentration of Credit Risk—Financial instruments that potentially subject the Company to concentration of credit risk consist principally of accounts receivable. A significant portion of the Company’s sales are to four customers, all in the medical device industry, and, as such, the Company is directly affected by the condition of those customers and that industry. However, the credit risk associated with trade receivables is partially mitigated due to the stability of those customers. The Company performs on-going credit evaluations of its customers. Note 19 “Business Segment, Geographic and Concentration Risk Information” contains information on sales and accounts receivable for these customers. The Company maintains cash deposits with major banks, which from time to time may exceed insured limits. The Company performs on-going credit evaluations of its banks.

Allowance for Doubtful Accounts—The Company provides credit, in the normal course of business, to its customers in the form of trade receivables. Credit is extended based on evaluation of a customer’s financial condition and collateral is not required. The Company maintains an allowance for those customer receivables that it does not expect to collect. The Company accrues its estimated losses from uncollectable accounts receivable to the allowance based upon recent historical

GREATBATCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

experience, the length of time the receivable has been outstanding and other specific information as it becomes available. Provisions to the allowance for doubtful accounts are charged to current operating expenses. Actual losses are charged against this allowance when incurred.

Inventories — Inventories are stated at the lower of cost, determined using the first-in first-out method, or market. Write-downs for excess, obsolete or expired inventory are based primarily on how long the inventory has been held as well as our estimates of forecasted net sales of that product. A significant change in the timing or level of demand for our products may result in recording additional write-downs for excess, obsolete or expired inventory in the future. Note 4 “Inventories” contains additional information on the Company’s inventory.

Property, Plant and Equipment — Property, plant and equipment is carried at cost less accumulated depreciation. Depreciation is computed by the straight-line method over the estimated useful lives of the assets, as follows: buildings and building improvements 7-40 years; machinery and equipment 3-8 years; office equipment 3-10 years; and leasehold improvements over the remaining lives of the improvements or the lease term, if less. The cost of repairs and maintenance are expensed as incurred; renewals and betterments are capitalized. Upon retirement or sale of an asset, its cost and related accumulated depreciation or amortization is removed from the accounts and any gain or loss is recorded in operating income or expense. Note 5 “Property, Plant and Equipment” contains additional information on the Company’s property, plant and equipment.

Business Combinations — The Company records its business combinations under the acquisition method of accounting. Under the acquisition method of accounting, the Company allocates the purchase price of each acquisition to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values at the date of acquisition. The fair value of identifiable intangible assets is based upon detailed valuations that use various assumptions made by management. Any excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired is allocated to goodwill. All direct acquisition-related costs are expensed as incurred. Note 2 “Acquisitions” contains additional information on the Company’s acquisitions.

Amortizing Intangible Assets — Amortizing intangible assets consists primarily of purchased technology, patents and customer lists. The Company amortizes its definite-lived intangible assets over their estimated useful lives utilizing an accelerated or straight-line method of amortization, which approximates the projected distribution of cash flows used to fair value those intangible assets at the time of acquisition. When the straight-line method of amortization is utilized, the estimated useful life of the intangible asset is shortened to assure that recognition of amortization expense corresponds with the distribution of expected cash flows. The amortization period for the Company’s amortizing intangible assets are as follows: purchased technology and patents 5-15 years; customer lists 7-20 years and other intangible assets 1-10 years. Note 6 “Intangible Assets” contains additional information on the Company’s amortizing intangible assets.

Impairment of Long-Lived Assets — The Company assesses the impairment of definite-lived long-lived assets or asset groups when events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that are considered in deciding when to perform an impairment review include: A significant decrease in the market price of the asset or asset group; A significant change in the extent or manner in which a long-lived asset or asset group is being used or in its physical condition; A significant change in legal factors or in the business climate that could affect the value of a long-lived

GREATBATCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

asset (asset group), including an action or assessment by a regulator; An accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction; A current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group; or a current expectation that, more likely than not, a long-lived asset or asset group will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The term more likely than not refers to a level of likelihood that is more than 50 percent.

Potential recoverability is measured by comparing the carrying amount of the asset or asset group to its related total future undiscounted cash flows. If the carrying value is not recoverable, the asset or asset group is considered to be impaired. Impairment is measured by comparing the asset or asset group’s carrying amount to its fair value. When it is determined that useful lives of assets are shorter than originally estimated, and no impairment is present, the rate of depreciation is accelerated in order to fully depreciate the assets over their new shorter useful lives.

Goodwill and certain trademarks and tradenames recorded are not amortized but are periodically tested for impairment. The Company assesses goodwill for impairment by comparing the fair value of its reporting units to their carrying amounts on the last day of each fiscal year, or more frequently if certain events occur as described above. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the goodwill within the reporting unit is less than its carrying value. Fair values for reporting units are determined based on discounted cash flows and market multiples. Indefinite lived intangible assets are assessed for impairment on the last day of each fiscal year, or more frequently if certain events occur as described above, by comparing the fair value of the intangible asset to its carrying value. The fair value is determined by using a relief-from-royalty approach.

The Company has determined that, based on the impairment tests performed, no impairment of goodwill has occurred during 2011, 2010 and 2009. During 2009, the Company recognized a $15.9 million impairment charge related to its trademarks and tradenames. No impairment of the Company’s trademarks and tradenames occurred during 2011 or 2010. Note 6 “Intangible Assets” contains additional information on the Company’s intangible assets.

Other Long-Term Assets — Other long-term assets includes deferred fees incurred in connection with the Company’s issuance of its convertible subordinated notes and revolving line of credit. These fees are amortized to Interest Expense using the effective interest method over the period from the date of issuance to the put option date (if applicable) or the contractual maturity date, whichever is earlier. The amortization of deferred fees is included in Depreciation and Amortization in the Consolidated Statements of Cash Flows. Note 8 “Debt” contains additional information on the Company’s deferred financing fees.

Other long-term assets also include investments in equity securities of entities which the Company does not have the ability to exercise significant influence over and are accounted for using the cost method. Each reporting period, management evaluates these investments to determine if there are any events or circumstances that are likely to have a significant effect on the fair value of the investment. Examples of such impairment indicators include, but are not limited to: a recent sale or offering of similar shares of the investment at a price below the Company’s cost basis; a significant deterioration in earnings performance; a significant change in the regulatory, economic or

GREATBATCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

technological environment of the investee; or a significant doubt about an investee’s ability to continue as a going concern. If an impairment indicator is identified, management will estimate the fair value of the investment and compare it to its carrying value. The estimation of fair value considers all available financial information related to the investee, including, but not limited to, valuations based on recent third-party equity investments in the investee. If the fair value of the investment is less than its carrying value, the investment is impaired and a determination as to whether the impairment is other-than-temporary is made. Impairment is deemed to be other-than-temporary unless the Company has the ability and intent to hold the investment for a period sufficient for a market recovery up to the carrying value of the investment. Further, evidence must indicate that the carrying value of the investment is recoverable within a reasonable period. For other-than-temporary impairments, an impairment loss is recognized equal to the difference between the investment’s carrying value and its fair value. The Company has determined that these investments are not considered variable interest entities. The Company’s exposure related to these entities is limited to its recorded investment. These investments are in start-up research and development companies whose fair value is highly subjective in nature and subject to future fluctuations, which could be significant.

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

It is the policy of the Company not to provide deferred taxes on the excess of the amount for financial reporting over the tax basis of the investment in its European subsidiaries that is essentially permanent in duration. This outside basis difference of approximately $7.0 million as of December 30, 2011, which is primarily attributable to cumulative translation adjustments, and associated unrecognized deferred tax liability, would only become taxable on the sale of these subsidiaries.

The Company accounts for uncertain tax positions using a more likely than not recognition threshold. The evaluation of uncertain tax positions is based on factors including, but not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position. These tax positions are evaluated on a quarterly basis. The Company recognizes interest expense related to uncertain tax positions as Interest Expense. Penalties, if incurred, are recognized as a component of Selling, General and Administrative Expenses (“SG&A”).

The Company and its subsidiary file a consolidated U.S. federal income tax return. State tax returns are filed on a combined or separate basis depending on the applicable laws in the jurisdictions where tax returns are filed. The Company also files foreign tax returns on a separate company basis in the countries in which it operates. See Note 13 “Income Taxes” for additional information.

Convertible Subordinated Notes — For convertible debt instruments that may be settled in cash upon conversion, the Company accounts for the liability and equity components of those instruments in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.

GREATBATCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Upon issuance, the Company determined the carrying amount of the liability component of CSN by measuring the fair value of a similar liability that does not have the associated conversion option. The carrying amount of the conversion option was then determined by deducting the fair value of the liability component from the initial proceeds received from the issuance of CSN.

The carrying amount of the conversion option was recorded in Additional Paid-In Capital with an offset to Long-Term Debt and is being amortized using the effective interest method over the period from the date of issuance to the contractual maturity date. Deferred financing fees incurred in connection with the issuance of CSN, were allocated proportionally to the proceeds of the liability and equity components. The deferred financing fees allocated to the debt component are being amortized using the effective interest method over the period from the date of issuance to contractual maturity date. The deferred financing fees allocated to the equity component were recorded as an offset to Additional Paid-In Capital. The amortization of discount and deferred fees related to the Company’s convertible debt instruments is included in Depreciation and Amortization in the Consolidated Statements of Cash Flows. See Note 8 “Debt” for additional information.

Derivative Financial Instruments — The Company recognizes all derivative financial instruments in its consolidated financial statements at fair value. Changes in the fair value of derivative instruments are recorded in earnings unless hedge accounting criteria are met. The Company designates its interest rate swaps (See Note 8) and foreign currency contracts (See Note 14) entered into as cash flow hedges. The effective portion of the changes in fair value of these cash flow hedges is recorded each period, net of tax, in Accumulated Other Comprehensive Income until the related hedged transaction occurs. Any ineffective portion of the changes in fair value of these cash flow hedges is recorded in earnings. In the event the hedged cash flow for forecasted transactions does not occur, or it becomes probable that they will not occur, the Company would reclassify the amount of any gain or loss on the related cash flow hedge to income (expense) at that time. Cash flows related to these derivative financial instruments are included in cash flows from operating activities.

Revenue Recognition — The Company recognizes revenue when it is realized or realizable and earned. This occurs when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, the buyer is obligated to pay us (i.e., not contingent on a future event), the risk of loss is transferred, there is no obligation of future performance, collectability is reasonably assured and the amount of future returns can reasonably be estimated. With regards to the Company’s customers (including distributors), those criteria are met at the time of shipment when title passes. The Company includes shipping and handling fees billed to customers in Sales. Shipping and handling costs associated with inbound and outbound freight are recorded in Cost of Sales. In certain instances the Company obtains component parts for sub-assemblies from its customers that are included in the final product. These amounts were excluded from Sales and Cost of Sales recognized by the Company. The cost of these customer supplied component parts amounted to $27.9 million, $29.9 million and $27.8 million in 2011, 2010 and 2009, respectively.

Product Warranties — The Company allows customers to return defective or damaged products for credit, replacement, or exchange. The Company warrants that its products will meet customer specifications and will be free from defects in materials and workmanship. The Company accrues its estimated exposure to warranty claims, through Cost of Sales, based upon recent historical experience and other specific information as it becomes available. Note 14 “Commitments and Contingencies” contains additional information on the Company’s product warranties.

GREATBATCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Research, Development and Engineering Costs, Net— Research, development and engineering (“RD&E”) costs are expensed as incurred. The primary costs are salary and benefits for personnel, material costs used in development projects and subcontracting costs. Cost reimbursements for engineering services from customers for whom the Company designs products are recorded as an offset to engineering costs upon achieving development milestones specified in the contracts. Note 11 “Research, Development and Engineering Costs, Net” contains additional information on the Company’s RD&E activities.

Stock-Based Compensation — The Company records compensation costs related to stock-based awards granted to employees based upon their estimated fair value on the grant date. Compensation cost for service-based awards is recognized ratably over the applicable vesting period. Compensation cost for nonmarket-based performance awards is reassessed each period and recognized based upon the probability that the performance targets will be achieved. Compensation cost for market-based performance awards is expensed ratably over the applicable vesting period and is recognized each period whether the performance metrics are achieved or not.

The Company utilizes the Black-Scholes option pricing model to estimate the fair value of stock options granted. For service-based and nonmarket-based performance restricted stock and restricted stock unit awards, the fair market value of the award is determined based upon the closing value of the Company’s stock price on the grant date. For market-based performance restricted stock unit awards, the fair market value of the award is determined utilizing a Monte Carlo simulation model, which projects the value of the Company’s stock under numerous scenarios and determines the value of the award based upon the present value of those projected outcomes.

The amount of stock-based compensation expense recognized is based on the portion of the awards that are ultimately expected to vest, excluding market and nonmarket performance award considerations discussed above. The Company estimates pre-vesting forfeitures at the time of grant by analyzing historical data and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The total expense recognized over the vesting period will only be for those awards that ultimately vest, excluding market and nonmarket performance award considerations. Note 10 “Stock-Based Compensation” contains additional information on the Company’s stock-based compensation.

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

Net foreign currency transaction gains and losses are included in Other (Income) Expense, Net and amounted to a loss of $0.1 million for 2011, a loss of $0.9 million for 2010 and a gain $0.7 million for 2009.

Defined Benefit Plans — The Company recognizes in its balance sheet as an asset or liability the overfunded or underfunded status of its defined benefit plans provided to its employees located in Mexico, Switzerland and France. This asset or liability is measured as the difference between the fair

GREATBATCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

value of plan assets and the benefit obligation of those plans. For these plans, the benefit obligation is the projected benefit obligation, which is calculated based on actuarial computations of current and future benefits for employees. Actuarial gains or losses and prior service costs or credits that arise during the period, but are not included as components of net periodic benefit expense, are recognized as a component of Accumulated Other Comprehensive Income. Defined benefit expenses are charged to Cost of Sales, SG&A and RD&E expenses as applicable. Note 9 “Employee Benefit Plans” contains additional information on these costs.

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

Holders of the Company’s convertible subordinated notes may convert them into shares of the Company’s common stock under certain circumstances – See Note 8 “Debt.” The Company includes the effect of the conversion of these convertible notes in the calculation of diluted EPS using the if-converted method or the treasury method for instruments that may be settled in cash at the Company’s election and which the Company has the ability and intent to settle them in cash, as long as the effect is dilutive. For computation of EPS under conversion conditions, the number of diluted shares outstanding increases by the amount of shares that are potentially convertible during that period. Also, Net Income (Loss) is adjusted for the calculation to add back interest expense on the convertible notes as well as unamortized discount and deferred financing fee amortization recorded during the period. Note 15 “Earnings (Loss) Per Share” contains additional information on the computation of the Company’s EPS.

Comprehensive Income (Loss) — The Company’s comprehensive income (loss) as reported in the Consolidated Statements of Operations and Comprehensive Income (Loss) includes net income (loss), foreign currency translation adjustments, the net change in cash flow hedges, and defined benefit plan liability adjustments. The Consolidated Statements of Operations and Comprehensive Income (Loss) and Note 16 “Accumulated Other Comprehensive Income” contains additional information on the computation of the Company’s comprehensive income (loss).

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

GREATBATCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-11 “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” This ASU requires companies to provide information about trading in financial instruments and related derivatives in expanded disclosures, creates new disclosure requirements about the nature of an entity’s rights of offset and related arrangements associated with its financial instruments and derivative instruments. The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods therein, with retrospective application required. When adopted, this ASU will not have a material impact on the Company’s Consolidated Financial Statements as it only changes the disclosures surrounding the Company’s offsetting assets and liabilities.

In September 2011, the FASB issued ASU No. 2011-08 “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” This ASU modifies the impairment test for goodwill intangibles. Under the revised guidance, entities performing their annual goodwill impairment test have the option of performing a qualitative assessment before calculating the fair value of the reporting unit (i.e., step 1 of the goodwill impairment test). If entities determine, on the basis of this qualitative assessment, that the fair value of the reporting unit is more likely than not (i.e., a likelihood of more than 50 percent) less than the carrying amount, the two-step goodwill impairment test would be required. ASU No. 2011-08 is effective for the Company beginning in fiscal year 2012. Early adoption is permitted. The Company did not adopt ASU No. 2011-08 for its 2011 annual goodwill impairment test. When adopted, this ASU will not have a material impact on the Company’s Consolidated Financial Statements as it only impacts the timing of when the Company is required to perform the two-step goodwill impairment test.

In June 2011, the FASB issued ASU No. 2011-05 “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” This ASU provides companies two choices for presenting net income and comprehensive income: in a single continuous statement, or in two separate, but consecutive, statements. Presenting comprehensive income in the statement of equity is no longer an option. ASU No. 2011-05 is effective for the Company beginning in fiscal year 2012. In December 2011, the FASB issued ASU No. 2011-12 “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” which delays the effective date of certain provisions of ASU No. 2011-05 related to the presentation of reclassification adjustments out of accumulated other comprehensive income. When adopted, ASU No. 2011-05 is not expected to have a material impact on the Company’s Consolidated Financial Statements as it only changes the disclosures surrounding comprehensive income and as the Company already presents net income and comprehensive income in a single continuous statement.

In May 2011, the FASB issued ASU No. 2011-04 “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU No. 2011-04 establishes a global standard for applying fair value measurement. In addition to a few updates to the measurement guidance, ASU No. 2011-04 includes enhanced disclosure requirements. The most significant change for companies reporting under U.S. GAAP is an expansion of the disclosures required for “Level 3” measurements; that is, measurements based on unobservable inputs, such as a company’s own data. This update is effective for the Company beginning in fiscal year 2012. The Company is currently assessing the impact of ASU No. 2011-04 on its Consolidated Financial Statements.

GREATBATCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	ACQUISITIONS

Micro Power Electronics, Inc.

On December 15, 2011, Electrochem acquired all of the outstanding common and preferred stock of Micro Power Electronics, Inc. (“Micro Power”) headquartered in Beaverton, OR. Micro Power is a leading supplier of custom battery solutions, serving the portable medical, military and handheld automatic identification and data collection markets. Micro Power’s commercial portfolio is highly complementary to the products and services offered by Electrochem.

This transaction was accounted for under the acquisition method of accounting. Accordingly, the results of Micro Power’s operations were included in the consolidated financial statements from the date of acquisition. The aggregate purchase price consisted of the amount paid to Micro Power shareholders ($57.5 million), payments to Micro Power’s creditors at closing ($6.6 million) and certain Micro Power transaction-related expenses ($7.6 million) that were paid or accrued at December 15, 2011. The Company’s transaction costs associated with this acquisition ($0.6 million) were expensed as incurred through Other Operating Expenses, Net in the Consolidated Statement of Operations. The Company financed this acquisition with cash on hand and borrowed $45 million under its revolving credit facility. As of December 30, 2011, the Company has accrued $5.7 million of Micro Power transaction-related expenses, which were paid in the first quarter of 2012.

The cost of the acquisition was preliminarily allocated to the assets acquired and liabilities assumed from Micro Power based on their fair values as of the close of the acquisition, with the amount exceeding the fair value recorded as goodwill. As the values of certain assets and liabilities are preliminary in nature, they are subject to adjustment as additional information is obtained, including, but not limited to, the finalization of our intangible asset valuation, working capital adjustment as defined in the purchase agreement, pre-acquisition tax positions and branding analysis. The valuations will be finalized in 2012. When the valuations are finalized, any changes to the preliminary valuation of assets acquired or liabilities assumed may result in material adjustments to the fair value of the intangible assets acquired, as well as goodwill. The following table summarizes the preliminary allocation of the Micro Power purchase price to the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Assets acquired
Current assets	$25,683
Property, plant and equipment	1,650
Amortizing intangible assets	29,276
Goodwill	31,478
Other assets	94

Total assets acquired	88,181
Liabilities assumed
Current liabilities	13,649
Long-term liabilities	2,834

Total liabilities assumed	16,483

$71,698

GREATBATCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The preliminary fair values of the assets acquired were determined using one of three valuation approaches: market, income and cost. The selection of a particular method for a given asset depended on the reliability of available data and the nature of the asset, among other considerations.

The market approach, estimates the value for a subject asset based on available market pricing for comparable assets. The income approach, estimates the value for a subject asset based on the present value of cash flows projected to be generated by the asset. The projected cash flows were discounted at a required rate of return that reflects the relative risk of the asset and the time value of money. The projected cash flows for each asset considered multiple factors from the perspective of a marketplace participant including revenue projections from existing customers, attrition trends, product life-cycle assumptions, marginal tax rates and expected profit margins giving consideration to historical and expected margins. The cost approach estimates the value for a subject asset based on the cost to replace the asset and reflects the estimated reproduction or replacement cost for the asset, less an allowance for loss in value due to depreciation or obsolescence, with specific consideration given to economic obsolescence if indicated. These fair value measurement approaches are based on significant unobservable inputs, including management estimates and assumptions.

Current assets and liabilities—The fair value of current assets (excluding inventory) and current liabilities was assumed to approximate their carrying value as of the acquisition date due to the short-term nature of these assets and liabilities.

The fair value of in-process and finished goods inventory acquired was estimated by applying a version of the market approach called the comparable sales method. This approach estimates the fair value of the assets by calculating the potential revenue generated from selling the inventory and subtracting from it the costs related to the completion and sale of that inventory and a reasonable profit allowance. Based upon this methodology, the Company recorded the inventory acquired at fair value resulting in an increase in inventory of $0.7 million. During the fourth quarter of 2011, the Company expensed $0.2 million of this step-up value through Cost of Sales as the acquired inventory to which that step-up value was related was sold during that period. Raw materials inventory was valued at replacement cost.

Intangible assets—The purchase price was preliminarily allocated to specific intangible assets as follows (dollars in thousands):

Amortizing Intangible Assets	Fair Value Assigned	Weighted Average Amortization Period (Years)	Estimated Useful Life (Years)	Weighted Average Discount Rate
Technology and patents	$8,051	4	10	14%
Customer lists	19,569	5	14	12%
Noncompete agreement	915	4	8	14%
Trademarks and tradenames	741	3	7	13%

	$29,276	4	13	13%

The weighted average amortization period is less than the estimated useful life, as the Company is using an accelerated amortization method, which approximates the distribution of cash flows used to fair value those intangible assets.

GREATBATCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Technology and patents—Technology and patents consists of technical processes, patented and unpatented technology, manufacturing know-how and the understanding with respect to products or processes that have been developed by Micro Power and that will be leveraged in current and future products. The fair value of technology and patents acquired was determined utilizing the relief from royalty method, a form of the income approach, with royalty rates that ranged from 2% to 4%. The Company determined that the estimated useful life of the technology and patents is approximately 10 years. This life is based upon management’s estimate of the product life cycle associated with technology and patents before they will be replaced by new technologies.

Customer lists — Customer lists represent the estimated fair value of both the contractual and non-contractual customer relationships Micro Power has as of the acquisition date. The primary customers of Micro Power include large OEM manufacturers such as Carefusion, Harris Communications, Philips Healthcare, Thales Communications, and Thoratec, some of which are also customers of Electrochem. These relationships were valued separately from goodwill at the amount which an independent third party would be willing to pay for these relationships. The fair value of customer lists was determined using the multi-period excess-earnings method, a form of the income approach. The Company determined that the estimated useful life of the existing customer lists is approximately 14 years. This life was based upon historical customer attrition as well as management’s understanding of the industry and product life cycles.

Trademarks and tradenames — Trademarks and tradenames represent the estimated fair value of corporate and product names acquired from Micro Power, which will be utilized by the Company in the future. These tradenames were valued separately from goodwill at the amount which an independent third party would be willing to pay for use of these names. The fair value of the trademarks and tradenames was determined by utilizing the relief from royalty method, a form of the income approach, with a 0.5% royalty rate. The tradenames are inherently valuable as the Company believes they convey favorable perceptions about the products with which they are associated. This in turn generates consistent and increased demand for the products, which provides the Company with greater revenues, as well as greater production and operating efficiencies. Thus, the Company will realize larger profit margins than companies without the tradenames. The Company determined that the estimated useful life of the trademarks and tradenames is approximately 7 years.

Goodwill—The excess of the purchase price over the fair value of net tangible and intangible assets acquired of $31.5 million was allocated to goodwill. Various factors contributed to the establishment of goodwill, including: the value of Micro Power’s highly trained assembled work force and management team; the expected revenue growth over time that is attributable to increased market penetration from future products and customers; and the incremental value to the Company’s Electrochem business from expanding and diversifying its revenues. The goodwill acquired in connection with the Micro Power acquisition was allocated to the Electrochem business segment and is not deductible for tax purposes.

GREATBATCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pro Forma Results (Unaudited)—The following unaudited pro forma information presents the consolidated results of operations of the Company and Micro Power as if that acquisition had occurred as of the beginning of the 2010 fiscal year presented (in thousands, except per share amounts):

	Year Ended
	December 30, 2011	December 31, 2010
Sales	$631,561	$591,893
Net income	32,280	29,476
Earnings per share:
Basic	$1.39	$1.28
Diluted	$1.37	$1.25

The unaudited pro forma information presents the combined operating results of Greatbatch and Micro Power, with the results prior to the acquisition date adjusted to include the pro forma impact of the amortization of acquired intangible assets based on the purchase price allocation, the elimination of non-recurring inventory step-up amortization recorded by Greatbatch ($0.7 million), the adjustment to interest income/expense reflecting the cash paid in connection with the acquisition, including acquisition–related expenses, at Greatbatch’s weighted average interest income/expense rate, and the impact of income taxes on the pro forma adjustments utilizing the applicable statutory tax rate. The unaudited pro forma consolidated basic and diluted earnings per share are based on the consolidated basic and diluted weighted average shares of Greatbatch. For 2011, the Micro Power acquisition added approximately $2.5 million to revenue and was neutral to net income.

The unaudited pro forma results are presented for illustrative purposes only and do not reflect the realization of potential cost savings, and any related integration costs. Certain costs savings may result from the acquisition; however, there can be no assurance that these cost savings will be achieved. These pro forma results do not purport to be indicative of the results that would have been obtained, or to be a projection of results that may be obtained in the future.

Subsequent Event — On February 16, 2012, the Company purchased all of the outstanding common stock of NeuroNexus Technologies, Inc. (“NeuroNexus”) headquartered in Ann Arbor, MI. NeuroNexus is an active implantable medical device design firm specializing in developing and commercializing high-value neural interface technology, components and systems for neuroscience and clinical markets. NeuroNexus has an extensive intellectual property portfolio, core technologies and capabilities to support the development and manufacturing of innovative neural interface devices across a wide range of functions including neuromodulation, sensing, optical stimulation and targeted drug delivery applications. This transaction will be accounted for under the acquisition method of accounting. Accordingly, the results of NeuroNexus’s operations will be included in the consolidated financial statements from the date of acquisition within the Greatbatch Medical segment. The aggregate purchase price, which includes the repayment of NeuroNexus debt at closing, was approximately $12 million and was funded with cash on hand.

GREATBATCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended
	December 30,	December 31,	January 1,
(in thousands)	2011	2010	2010
Noncash investing and financing activities:
Unrealized (loss) gain on cash flow hedges, net	$(271)	$1,027	$(200)
Common stock contributed to 401(k) Plan	—	—	4,015
Property, plant and equipment purchases included in accounts payable	4,455	2,614	1,259
Unsettled purchase of treasury stock	—	—	632
Cash paid during the year for:
Interest	6,148	8,498	9,234
Income taxes	5,259	3,826	4,473
Acquisition of noncash assets	87,766	350	—
Liabilities assumed	16,483	—	—

4.	INVENTORIES

Inventories are comprised of the following (in thousands):

	At
	December 30,	December 31,
	2011	2010
Raw materials	$49,773	$45,974
Work-in-process	36,603	34,659
Finished goods	23,537	20,807

Total	$109,913	$101,440

GREATBATCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are comprised of the following (in thousands):

	At
	December 30,	December 31,
	2011	2010
Manufacturing machinery and equipment	$149,136	$135,108
Buildings and building improvements	75,229	71,160
Information technology hardware and software	33,881	32,700
Leasehold improvements	17,426	17,282
Furniture and fixtures	11,282	10,475
Land and land improvements	11,075	10,332
Construction work in process	13,302	11,639
Other	993	808

	312,324	289,504
Accumulated depreciation	(166,518)	(143,124)

Total	$145,806	$146,380

Depreciation expense for property, plant and equipment was as follows (in thousands):

	Year Ended
	December 30, 2011	December 31, 2010	January 1, 2010
Depreciation expense	$25,672	$26,104	$27,059

Construction work in process at December 30, 2011 primarily relates to the construction of the Company’s Orthopaedic manufacturing facility in Allen County, IN. See Note 12 for a description of the Company’s significant capital investment projects.

GREATBATCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	INTANGIBLE ASSETS

Amortizing intangible assets are comprised of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount
At December 30, 2011
Purchased technology and patents	$97,324	$(54,054)	$842	$44,112
Customer lists	66,388	(14,009)	1,807	54,186
Other	5,174	(4,019)	805	1,960

Total amortizing intangible assets	$168,886	$(72,082)	$3,454	$100,258

At December 31, 2010
Purchased technology and patents	$83,023	$(48,187)	$1,212	$36,048
Customer lists	46,818	(10,577)	2,119	38,360
Other	3,519	(2,862)	49	706

Total amortizing intangible assets	$133,360	$(61,626)	$3,380	$75,114

Aggregate intangible asset amortization expense is comprised of the following (in thousands):

	Year Ended
	December 30, 2011	December 31, 2010	January 1, 2010
Cost of sales	$6,163	$5,897	$6,331
Selling, general and administrative expenses	3,926	3,765	3,729
Research, development and engineering costs	367	—	—

Total intangible asset amortization expense	$10,456	$9,662	$10,060

Estimated future intangible asset amortization expense based upon the current carrying value is as follows (in thousands):

Estimated Amortization Expense
2012	$14,225
2013	13,384
2014	13,533
2015	12,334
2016	10,123
Thereafter	36,659

Total estimated amortization expense	$100,258

GREATBATCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2011, the Company made various asset purchases of technology and patents totaling $6.3 million, which is being amortized over a weighted average period of approximately 11 years. In connection with these purchases, the Company recorded a $3.0 million contingent liability, which will only be paid if certain sales targets for products that utilize that technology are achieved. This contingent liability is currently classified in Other Long-Term Liabilities.

As a result of the successful rebranding of the Company, during the fourth quarter of 2009, the Company wrote-down its non-Greatbatch trademarks and tradenames by $15.9 million. This charge was recorded based upon the Company’s decision to discontinue use of the associated tradenames and determination that there were no market participants willing to purchase the previously acquired tradenames. In addition to the above, the Company incurred expense of $0.7 million in 2009 related to its rebranding initiative, which includes additional advertising costs, and is included in SG&A. As of December 30, 2011 and December 31, 2010, the Company had a $20.3 million indefinite-lived intangible asset recorded relating to its Greatbatch tradename.

The change in goodwill during 2011 is as follows (in thousands):

	Greatbatch Medical	Electrochem	Total
At December 31, 2010	$297,508	$9,943	$307,451
Goodwill acquired	—	31,478	31,478
Foreign currency translation	(276)	—	(276)

At December 30, 2011	$297,232	$41,421	$338,653

As of December 30, 2011, no accumulated impairment loss has been recognized for the goodwill allocated to the Company’s Greatbatch Medical or Electrochem segments.

7.	ACCRUED EXPENSES

Accrued expenses are comprised of the following (in thousands):

	As of
	December 30,	December 31,
	2011	2010
Salaries and benefits	$13,618	$13,104
Profit sharing and bonuses	19,971	8,443
Warranty	2,013	2,313
Micro Power purchase price payable	5,690	—
Other	11,247	8,224

Total	$52,539	$32,084

GREATBATCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	DEBT

Long-term debt is comprised of the following (in thousands):

	At
	December 30,	December 31,
	2011	2010
Revolving line of credit	$55,000	$50,000
2.25% convertible subordinated notes, due 2013	197,782	197,782
Unamortized discount	(16,832)	(27,153)

Total long-term debt	$235,950	$220,629

Revolving Line of Credit — On June 24, 2011, the Company amended and extended its revolving credit facility (the “2011 Credit Facility”) to replace its then existing credit facility, which had an expiration date of May 22, 2012. The 2011 Credit Facility provides a $400 million secured revolving credit facility, which can be increased to $600 million upon the Company’s request and approval by a majority of the lenders. The 2011 Credit Facility also contains a $15 million letter of credit subfacility and a $15 million swingline subfacility. The 2011 Credit Facility has a maturity date of June 24, 2016; provided, however, if CSN (defined below) is not repaid in full, modified or refinanced before March 1, 2013, the maturity date of the 2011 Credit Facility will be March 1, 2013.

The 2011 Credit Facility is secured by the Company’s non-realty assets including cash, accounts receivable and inventories. Interest rates under the 2011 Credit Facility are, at the Company’s option either at: (i) the higher of (a) the prime rate and (b) the federal funds rate plus 0.5%, plus the applicable margin, which ranges between 0.0% and 1.0%, based on the Company’s total leverage ratio or (ii) the applicable LIBOR rate plus the applicable margin, which ranges between 1.5% and 3.0%, based on the Company’s total leverage ratio. Loans under the swingline subfacility will bear interest at the higher of (a) the prime rate and (b) the federal funds rate plus 0.5%, plus the applicable margin, which ranges between 0.0% and 1.0%, based on the Company’s total leverage ratio. The Company is also required to pay a commitment fee which, varies between 0.175% and 0.25% depending on the Company’s total leverage ratio.

The 2011 Credit Facility contains limitations on the incurrence of indebtedness, liens and licensing of intellectual property, investments and certain payments. The 2011 Credit Facility permits the Company to engage in the following activities up to an aggregate amount of $250 million: 1) engage in permitted acquisitions in the aggregate not to exceed $250 million; 2) make other investments in the aggregate not to exceed $60 million; 3) make stock repurchases not to exceed $60 million in the aggregate; and 4) retire up to $198 million of Greatbatch, Inc.’s CSN. At any time that the total leverage ratio of the Company for the two most recently ended fiscal quarters is less than 2.75 to 1.0, the Company may make an election to reset each of the amounts specified in clauses (1) through (4) above. Additionally, these limitations can be waived upon the Company’s request and approval of a majority of the lenders. As of December 30, 2011, the Company had available to it the full amount of the above limits except for the permitted acquisitions limit which is $178 million due to the Micro Power acquisition.

GREATBATCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The 2011 Credit Facility requires the Company to maintain a rolling four quarter ratio of adjusted EBITDA to interest expense of at least 3.0 to 1.0, and a total leverage ratio of not greater than 4.5 to 1.0 through December 30, 2011 and not greater than 4.0 to 1.0 from December 31, 2011 and thereafter. The calculation of adjusted EBITDA and total leverage ratio excludes non-cash charges, extraordinary, unusual, or non-recurring expenses or losses, non-cash stock-based compensation, and non-recurring expenses or charges incurred in connection with permitted acquisitions. As of December 30, 2011, the Company was in compliance with all covenants.

The 2011 Credit Facility contains customary events of default. Upon the occurrence and during the continuance of an event of default, a majority of the lenders may declare the outstanding advances and all other obligations under the 2011 Credit Facility immediately due and payable.

The weighted average interest rate on borrowings under the 2011 Credit Facility as of December 30, 2011, was 2.25%. As of December 30, 2011, the Company had $345 million of borrowing capacity available under the 2011 Credit Facility. This amount may vary from period to period based upon the debt levels of the Company as well as the level of EBITDA, which impacts the covenant calculations as described above.

Interest Rate Swaps — In 2008, the Company entered into three receive floating-pay fixed interest rate swaps indexed to the six-month LIBOR rate, in order to hedge against potential changes in cash flows on the Company’s outstanding debt, which was also indexed to the six-month LIBOR rate. As of December 30, 2011, none of these interest rate swaps remain outstanding. The receive variable leg of the interest rate swaps and the variable rate paid on the debt had the same rate of interest, excluding the credit spread, and reset and paid interest on the same dates. The Company accounted for these interest rate swaps as cash flow hedges. No portion of the change in fair value of the interest rate swaps during the 2011, 2010 or 2009 periods was considered ineffective. The amount recorded as Interest Expense related to the interest rate swaps was $0.4 million, $1.7 million, and $1.4 million during 2011, 2010 and 2009, respectively.

Convertible Subordinated Notes — In March 2007, the Company completed a private placement of $197.8 million of 2.25% convertible subordinated notes, due June 15, 2013 (“CSN”). CSN bear interest at 2.25% per annum, payable semi-annually, are due on June 15, 2013, and were issued at a 5% discount. The holders may convert the notes into shares of the Company’s common stock at a conversion price of $34.70 per share, which is equivalent to a conversion ratio of 28.8219 shares per $1,000 of principal. The conversion price and the conversion ratio will adjust automatically upon certain changes to the Company’s capitalization. The fair value of CSN as of December 30, 2011 was approximately $194 million and is based on recent sales prices.

The effective interest rate of CSN, which takes into consideration the amortization of the discount and deferred fees related to the issuance of these notes, is approximately 8.5%. The discount on CSN is being amortized to the maturity date of the convertible notes utilizing the effective interest method. As of December 30, 2011, the carrying amount of the discount related to the CSN conversion option was $14.3 million. As of December 30, 2011, the if-converted value of the CSN notes does not exceed their principal amount as the Company’s closing stock price of $22.10 per share did not exceed the conversion price of $34.70 per share, thus none of these shares were included in the weighted average share calculation of diluted earnings per share (“EPS”).

GREATBATCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The contractual interest and discount amortization for CSN were as follows (in thousands):

	Year Ended
	December 30, 2011	December 31, 2010	January 1, 2010
Contractual interest	$4,450	$4,450	$4,450
Discount amortization	10,320	9,657	9,038

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

CSN contains a net share settlement feature that requires the Company to pay cash for each $1,000 of principal to be converted. Any amounts in excess of $1,000 will be settled in shares of the Company’s common stock, or at the Company’s option, cash. The Company has a one-time irrevocable election to pay the holders in shares of its common stock, which it currently does not plan to exercise.

CSN are redeemable by the Company at any time on or after June 20, 2012, or at the option of a holder upon the occurrence of certain fundamental changes, as defined in the indenture, affecting the Company. The notes are subordinated in right of payment to all of our senior indebtedness and effectively subordinated to all debts and other liabilities of the Company’s subsidiaries.

GREATBATCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Financing Fees — The change in deferred financing fees is as follows (in thousands):

At January 1, 2010	$3,028
Amortization during the period	(1,023)

At December 31, 2010	2,005
Financing costs deferred	2,213
Write-off during the period	(51)
Amortization during the period	(1,018)

At December 30, 2011	$3,149

9.	EMPLOYEE BENEFIT PLANS

Savings Plan — The Company sponsors a defined contribution 401(k) plan, which covers substantially all of its U.S. based employees. The plan provides for the deferral of employee compensation under Section 401(k) and a discretionary Company match. In 2011, 2010, and 2009, this match was $0.35 per dollar of participant deferral, up to 6% of the total compensation for each participant. Net costs related to this defined contribution plan were $1.6 million in 2011 and $1.5 million in 2010, and 2009.

In addition to the above, under the terms of the 401(k) plan document there is an annual discretionary defined contribution of up to five percent of each employee’s eligible compensation. This amount is contributed to the 401(k) plan in the form of Company stock. Compensation cost recognized related to the defined contribution was $5.1 million in 2011. No discretionary contribution was made for fiscal years 2010, or 2009 as the Company did not achieve the applicable performance targets for those years. As of December 30, 2011, the 401(k) Plan held 543,320 shares of Company stock.

Education Assistance Program — The Company reimburses tuition, textbooks and laboratory fees for college or other job related programs for all of its U.S. based employees. The Company also reimburses college tuition for the dependent children of certain full-time U.S. based employees, which vests on a straight-line basis over ten years, up to the applicable local state university tuition rate. For certain employees and executives, the dependent children benefit is not limited. Minimum academic achievement is required in order to receive reimbursement under both programs. Aggregate expenses under the programs were $1.5 million, $1.3 million and $1.5 million in 2011, 2010 and 2009, respectively. The dependent tuition reimbursement program was frozen on December 14, 2011 and is now limited to those U.S. employees who were employed by the Company as of that date.

Defined Benefit Plans — The Company is required to provide its employees located in Switzerland, Mexico, and France certain statutorily mandated defined benefits. Under these plans, benefits accrue to employees based upon years of service, position, age and compensation. The defined benefit pension plan provided to the Company’s employees located in Switzerland is a funded contributory plan while the defined benefit plans provided to the Company’s employees located in Mexico and France are unfunded and noncontributory. The Company expects 2012 contributions to these defined benefit plans to be similar to those made in 2011 and 2010.

GREATBATCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information relating to the funding position of the Company’s defined benefit plans as of the plans measurement date of December 30, 2011 and December 31, 2010 were as follows (in thousands):

	Year Ended
	December 30, 2011	December 31, 2010
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$15,961	$14,294
Service cost	1,127	724
Interest cost	483	383
Prior service cost	125	143
Plan participants’ contribution	999	863
Actuarial loss	393	257
Benefits paid	(1,396)	(590)
Settlements/curtailments	—	(1,524)
Plan amendment	(582)	—
Foreign currency translation	(57)	1,411

Projected benefit obligation at end of year	17,053	15,961

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	11,314	10,320
Employer contributions	1,041	913
Plan participants’ contributions	999	863
Actual loss on plan assets	(443)	(278)
Benefits paid	(1,380)	(559)
Settlements	—	(1,050)
Foreign currency translation	(47)	1,105

Fair value of plan assets at end of year	11,484	11,314

Projected benefit obligation in excess of plan assets at end of year	$5,569	$4,647

Pension liability classified as other current liabilities	$21	$6

Pension liability classified as long-term liabilities	$5,548	$4,641

Accumulated benefit obligation at end of year	$14,962	$14,218

GREATBATCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts recognized in Accumulated Other Comprehensive Income are as follows (in thousands):

	Year Ended
	December 30, 2011	December 31, 2010
Net loss occurring during the year	$1,306	$916
Amortization of losses	(59)	(586)
Prior service cost	(459)	143
Amortization of prior service cost	(137)	(4)
Foreign currency translation	(5)	90

Pre-tax adjustment	646	559
Taxes	(80)	42

Net loss	$566	$601

The amortization of amounts in Accumulated Other Comprehensive Income expected to be recognized as components of net periodic benefit expense during 2012 are as follows (in thousands):

Amortization of net prior service credit	$(41)
Amortization of net loss	165

Net pension cost is comprised of the following (in thousands):

	Year Ended
	December 30, 2011	December 31, 2010
Service cost	$1,127	$724
Interest cost	483	383
Expected return on assets	(470)	(381)
Settlements	—	87
Recognized net actuarial loss	200	30

Net pension cost	$1,340	$843

The weighted-average rates used in the actuarial valuations were as follows:

	Projected Benefit Obligation		Net Pension Cost
	December 30,	December 31,
	2011	2010	2011	2010	2009
Discount rate	2.5%	2.9%	2.9%	3.0%	3.0%
Salary growth	2.3%	2.5%	2.5%	2.5%	2.5%
Expected rate of return on assets	3.5%	3.8%	3.8%	4.0%	4.0%
Long-term inflation rate	1.3%	1.5%	1.5%	1.5%	1.5%

GREATBATCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The discount rate used is based on the yields of Switzerland AA bonds with a duration matching the duration of the liabilities plus approximately 50 basis points to reflect the risk of investing in corporate bonds. The expected rate of return on plan assets reflects long-term earnings expectations on existing plan assets and those contributions expected to be received during the current plan year. In estimating that rate, appropriate consideration was given to historical returns earned by plan assets in the fund and the rates of return expected to be available for reinvestment. Rates of return were adjusted to reflect current capital market assumptions and changes in investment allocations. Equity securities and fixed income securities were assumed to earn a return in the range of 6% to 8% and 2.25%, respectively. When these overall return expectations are applied to the pension plan’s target allocation, the expected rate of return is determined to be 3.5%.

Plan assets were comprised of the following (in thousands):

		Fair Value Measurements Using
	December 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$179	$179	$—	$—
Equity securities:
U.S. companies	1,019	1,019	—	—
International companies	2,155	2,155	—	—
Emerging markets	415	415	—	—
Fixed income:
Government & government agencies	4,057	4,057	—	—
Corporate	1,860	1,860	—	—
Real-estate	1,064	—	1,064	—
Other	735	735	—	—

Total	$11,484	$10,420	$1,064	$—

GREATBATCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Fair Value Measurements Using
	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$84	$84	$—	$—
Equity securities:
U.S. companies	969	969	—	—
International companies	2,310	2,310	—	—
Emerging markets	464	464	—	—
Fixed income:
Government & government agencies	4,336	4,336	—	—
Corporate	1,034	1,034	—	—
Real-estate	1,081	—	1,081	—
Other	1,036	1,036	—	—

Total	$11,314	$10,233	$1,081	$—

The fair value of Level 1 plan assets are obtained by reference to the last quoted price of the identical security on the market which it trades. The fair value of Level 2 plan assets are obtained from quoted market prices in inactive markets or valuation models with observable market data inputs to estimate fair value. These observable market data inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers and reference data.

The weighted average target and actual pension fund asset allocation as of the valuation date was as follows:

		2011
	Target	Actual
Asset Category:
Fixed income	54.0%	52.0%
Equity	31.0%	31.0%
Real-estate	10.0%	9.0%
Cash	0.0%	2.0%
Other	5.0%	6.0%

	100.0%	100.0%

The target allocation is consistent with the Company’s goal of diversifying plan assets in order to preserve capital while achieving investment results that will contribute to the proper funding of benefit obligations and cash flow requirements.

GREATBATCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimated benefit payments over the next ten years are as follows (in thousands):

2012	$773
2013	992
2014	989
2015	1,039
2016	1,035
2017-2021	6,637

10.	STOCK-BASED COMPENSATION

The components and classification of stock-based compensation expense were as follows (in thousands):

	Year Ended
	December 30, 2011	December 31, 2010	January 1, 2010
Stock options	$2,511	$2,617	$2,631
Restricted stock and units	4,526	4,267	2,573
401(k) stock contribution	5,045	—	—

Total stock-based compensation expense	$12,082	$6,884	$5,204

Cost of sales	$4,184	$509	$398
Selling, general and administrative	6,630	5,982	4,375
Research, development and engineering	1,268	393	431

Total stock-based compensation expense	$12,082	$6,884	$5,204

During 2010 and 2009, the Company reversed approximately $0.3 million and $2.6 million, respectively, of performance stock-based compensation expense as it was no longer probable that the performance metrics would be achieved on those awards. During 2010, the Company recorded $0.7 million of stock-based compensation expense related to the accelerated vesting of equity awards issued to the Company’s former Senior Vice President—Orthopaedics, who died during the year.

Summary of Plans

The Company’s 1998 Stock Option Plan, 2002 Restricted Stock Plan and Non-Employee Directors Plan have been frozen to any new award issuances. Stock option and restricted stock awards remain outstanding under these plans.

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

GREATBATCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In 2011, stockholders of the Company approved the Greatbatch, Inc. 2011 Stock Incentive Plan (the “2011 Plan”). The 2011 Plan authorizes the issuance of up to 1,000,000 shares of equity incentive awards including nonqualified and incentive stock options, restricted stock, restricted stock units, stock bonuses and stock appreciation rights, subject to the terms of the 2011 Plan. The 2011 Plan does not limit the amount of restricted stock, restricted stock units or stock bonuses that may be awarded.

As of December 30, 2011, there were 894,936, 626,402 and 313,020 shares available for future grants under the 2011 Plan, 2009 Plan and 2005 Plan, respectively. Due to plan sub-limits, of the shares available for grant, only 731 shares and 18,426 shares may be awarded under the 2009 Plan and the 2005 Plan, respectively, in the form of restricted stock, restricted stock units or stock bonuses.

Stock Options

Stock options granted generally vest over a three or four year period, expire 10 years from the date of grant, and are granted at exercise prices equal to or greater than the fair value of the Company’s common stock on the date of grant. Performance-based stock options only vest if certain performance metrics are achieved. The performance metrics generally cover a three-year performance period beginning in the year of grant and include the achievement of revenue, adjusted operating earnings and adjusted operating cash flow targets. In 2010, the Company began issuing all performance stock-based awards in the form of restricted stock units.

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

GREATBATCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted-average fair value and assumptions used are as follows:

	Year Ended
	December 30, 2011	December 31, 2010	January 1, 2010
Weighted average grant date fair value	$9.37	$8.24	$8.63
Risk-free interest rate	2.02%	2.62%	2.03%
Expected volatility	40%	40%	39%
Expected life (in years)	5.3	5.4	5.6
Expected dividend yield	0%	0%	0%
Annual prevesting forfeiture rate	9%	9%	9%

The following table summarizes time-vested stock option activity:

	Number of Time-Vested Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In Millions)
Outstanding at January 2, 2009	1,498,294	$24.28
Granted	243,920	26.53
Exercised	(13,736)	15.45
Forfeited or expired	(366,355)	27.27

Outstanding at January 1, 2010	1,362,123	23.94
Granted	243,155	20.57
Exercised	(34,196)	19.26
Forfeited or expired	(107,526)	24.43

Outstanding at December 31, 2010	1,463,556	23.46
Granted	306,449	23.98
Exercised	(84,237)	21.41
Forfeited or expired	(126,997)	26.47

Outstanding at December 30, 2011	1,558,771	$23.42	6.1	$1.5

Expected to vest at December 30, 2011	1,529,168	$23.42	6.1	$1.5

Exercisable at December 30, 2011	1,236,993	$23.51	5.6	$1.3

GREATBATCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes performance-vested stock option activity:

	Number of Performance- Vested Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In Millions)
Outstanding at January 2, 2009	798,564	$23.62
Granted	310,407	26.53
Forfeited or expired	(106,987)	24.00

Outstanding at January 1, 2010	1,001,984	24.48
Forfeited or expired	(257,461)	26.81

Outstanding at December 31, 2010	744,523	23.68
Exercised	(26,478)	22.53
Forfeited or expired	(239,681)	22.29

Outstanding at December 30, 2011	478,364	$24.44	5.9	$—

Expected to Vest at December 30, 2011	308,299	$23.29	5.3	$—

Exercisable at December 30, 2011	251,610	$22.56	5.0	$—

Intrinsic value is calculated for in-the-money options (exercise price less than market price) outstanding and/or exercisable as the difference between the market price of the Company’s common shares as of December 30, 2011 ($22.10) and the weighted average exercise price of the underlying stock options, multiplied by the number of options outstanding and/or exercisable. As of December 30, 2011, $2.7 million of unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average period of approximately 2 years. Shares are distributed from the Company’s authorized but unissued reserve upon the exercise of stock options or treasury stock if available. The Company does not intend to purchase treasury shares to fund the future exercises of stock options.

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

GREATBATCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides certain information relating to the exercise of stock options (in thousands):

	Year Ended
	December 30, 2011	December 31, 2010	January 1, 2010
Intrinsic value	$501	$112	$80
Cash received	2,401	659	212
Tax (expense) benefit realized	(146)	(41)	24

Restricted Stock and Restricted Stock Units

Time-vested restricted stock and restricted stock unit awards granted typically vest 50% on the second fiscal year-end from the date of the award and 25% on the third and fourth fiscal year-ends from the date of the award. The fair value of time-based as well as nonmarket-based performance restricted stock and restricted stock unit awards is equal to the fair value of the Company’s stock on the date of grant. The following table summarizes time-vested restricted stock and unit activity:

	Time-Vested Activity	Weighted Average Fair Value
Nonvested at January 2, 2009	183,765	$22.84
Granted	100,358	26.17
Vested	(104,412)	23.79
Forfeited	(18,713)	23.49

Nonvested at January 1, 2010	160,998	24.22

Granted	124,747	21.11
Vested	(147,434)	23.05
Forfeited	(14,925)	23.45

Nonvested at December 31, 2010	123,386	22.57

Granted	31,625	23.49
Vested	(80,825)	22.80
Forfeited	(4,244)	22.98

Nonvested at December 30, 2011	69,942	$22.69

Performance-vested restricted stock granted prior to 2010 vests upon the achievement of certain annual diluted EPS targets by the Company, or the seventh anniversary date of the award.

The performance-based restricted stock units granted in 2010 and 2011 only vest if certain market-based performance metrics are achieved. The amount of shares that ultimately vest range from 0 shares to 513,243 shares based upon the total shareholder return of the Company relative to the Company’s compensation peer group over a three year performance period beginning in the year of grant. The fair value of the restricted stock units was determined by utilizing a Monte Carlo simulation model, which projects the value of Greatbatch stock versus the peer group under

GREATBATCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

numerous scenarios and determines the value of the award based upon the present value of these projected outcomes. The following table summarizes performance-vested restricted stock and stock unit activity related to the Company’s plans:

	Performance- Vested Activity	Weighted Average Fair Value
Nonvested at January 2, 2009	24,000	$23.07

Nonvested at January 1, 2010	24,000	23.07

Granted	289,654	14.43
Vested	(21,558)	15.12
Forfeited	(8,299)	14.56

Nonvested at December 31, 2010	283,797	15.10

Granted	279,415	18.21
Vested	(6,600)	17.94
Forfeited	(26,869)	15.85

Nonvested at December 30, 2011	529,743	$16.68

The realized tax benefit (expense) from the vesting of restricted stock and restricted stock units was $0.008 million, $0.01 million and ($0.1 million) for 2011, 2010 and 2009, respectively. As of December 30, 2011, there was $ 6.0 million of total unrecognized compensation cost related to the restricted stock and restricted stock unit awards. That cost is expected to be recognized over a weighted-average period of approximately 2 years. The fair value of shares vested in 2011, 2010 and 2009 was $1.9 million, $4.1 million and $2.0 million, respectively.

11.	RESEARCH, DEVELOPMENT AND ENGINEERING COSTS, NET

Research, Development and Engineering Costs, Net are comprised of the following (in thousands):

	Year Ended
	December 30, 2011	December 31, 2010	January 1, 2010
Research and development costs	$19,014	$17,378	$17,707

Engineering costs	35,472	34,208	26,438
Less: cost reimbursements	(8,973)	(6,567)	(10,583)

Engineering costs, net	26,499	27,641	15,855

Total research, development and engineering costs, net	$45,513	$45,019	$33,562

GREATBATCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	OTHER OPERATING EXPENSES, NET

Other Operating Expenses, Net is comprised of the following (in thousands):

	Year Ended
	December 30, 2011	December 31, 2010	January 1, 2010
Orthopaedic facility optimization(a)	$425	$225	$—
2007 & 2008 facility shutdowns and consolidations(b)	—	1,348	7,069
Integration costs(c)	—	42	3,077
Asset dispositions, severance and other(d)	168	2,943	948

	$593	$4,558	$11,094

(a) Orthopaedic facility optimization. In 2010, the Company began updating its Indianapolis, IN facility to streamline operations, consolidate two buildings, increase capacity, further expand capabilities and reduce dependence on outside suppliers. This initiative was completed in 2011.

In 2011, the Company began construction on an 80,000 square foot manufacturing facility in Allen County, IN and will transfer the manufacturing operations currently being performed at its Columbia City, IN location into this new facility. This facility is expected to be completed by mid-2012.

In 2011, the Company also initiated a multi-faceted plan to further enhance, optimize and leverage the Company’s Orthopaedics manufacturing infrastructure. This plan includes the opening of two Orthopaedic design centers, transferring production of certain Orthopaedic product lines to other lower cost manufacturing facilities and the consolidation of the Company’s Orthopaedic operations in Switzerland into a new facility. These initiatives are expected to be completed over the next two to three years.

The total capital investment expected to be incurred for these initiatives is between $50 million and $60 million, of which $13 million has been incurred. Total expense expected to be incurred for these initiatives is between $10 million and $15 million, of which $1 million has been incurred. All expenses will be recorded within the Greatbatch Medical segment and are expected to include the following:

•	Severance and retention—$2 million—$3 million;

•	Production inefficiencies, moving and revalidation—$2 million — $3 million;

•	Accelerated depreciation and asset write-offs—$2 million—$4 million;

•	Personnel—$3 million—$4 million; and

•	Other—$1 million.

Ultimately these updates will further reduce lead times, improve quality and allow the Company to better meet the needs of its customers. All expenses are cash expenditures, except accelerated depreciation and asset write-offs.

GREATBATCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The change in accrued liabilities related to the Orthopaedic facility optimizations is as follows (in thousands):

	Severance and Retention	Production Inefficiencies, Moving and Revalidation	Accelerated Depreciation/Asset Write-offs	Other	Total
At December 31, 2010	$—	$—	$—	$—	$—
Restructuring charges	—	397	18	10	425
Write-offs	—	—	(18)	—	(18)
Cash payments	—	(397)	—	(10)	(407)

At December 30, 2011	$—	$—	$—	$—	$—

(b) 2007 & 2008 facility shutdowns and consolidations. From 2007 to 2010, the Company completed the following facility shutdowns and consolidation initiatives:

•	Consolidated its Electrochem manufacturing facilities in Canton, MA, Teterboro, NJ and Suzhou, China, into a newly constructed facility in Raynham, MA;

•	Consolidated its corporate offices in Clarence, NY into its technology center also in Clarence, NY;

•	Reorganized and consolidated various general and administrative and research and development functions throughout the organization in order to optimize those resources;

•

Consolidated its Orchard Park, NY (Electrochem manufacturing), Exton, PA (Orthopaedic corporate office) and Saignelegier, Switzerland (Orthopaedic manufacturing) facilities into existing facilities that had excess capacity; and

•	Consolidated its manufacturing operations in Blaine, MN into its Plymouth, MN facility.

The total expenses incurred for these facility shutdowns and consolidations was $17.3 million and included the following:

•	Severance and retention—$4.4 million;

•	Production inefficiencies, moving and revalidation—$5.2 million;

•	Accelerated depreciation and asset write-offs—$5.3 million;

•	Personnel—$0.7 million; and

•	Other—$1.7 million.

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

As a result of these consolidation initiatives, two Greatbatch Medical facilities and one Electrochem facility were classified as assets held for sale. One Greatbatch Medical and one Electrochem facility were sold in 2010, which resulted in net cash proceeds of $2.4 million. The remaining Greatbatch Medical facility, which had a fair value of $1.9 million, was reclassified to Property, Plant and Equipment, Net in 2010 as management decided to utilize this facility for future operations. For 2010 and 2009 write-downs of $1.0 million and $0.3 million, respectively, were recorded relating to these facilities and were included in Other Operating Expenses, Net.

GREATBATCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(c) Integration costs. During 2010 and 2009, the Company incurred costs related to the integration of the companies acquired in 2007 and 2008. The integration initiatives include the implementation of the Oracle ERP system, training and compliance with Company policies, as well as the implementation of lean manufacturing and six sigma initiatives. These expenses were primarily for consultants, relocation and travel costs.

(d) Asset dispositions, severance and other. During 2011, 2010, and 2009, the Company recorded (gains) write-downs in connection with various asset disposals, net of insurance proceeds received, if any. Additionally, during 2011 the Company incurred $0.6 million of acquisition related costs in connection with its purchase of Micro Power. During 2010, we realigned resources within Greatbatch Medical, which included the elimination of certain positions globally. Severance charges associated with this realignment were $2.3 million. A significant portion of the annual savings as a result of this initiative was reinvested into research and development activities with higher growth opportunities, including further investment in the Company’s systems and device projects. During 2009, the Company incurred approximately $0.6 million in severance charges in connection with various workforce reductions.

13.	INCOME TAXES

The U.S. and international components of income (loss) before provision (benefit) for income taxes were as follows (in thousands):

	Year Ended
	December 30, 2011	December 31, 2010	January 1, 2010
U.S.	$43,610	$46,217	$(15,285)
International	4,782	3,108	(2,892)

	$48,392	$49,325	$(18,177)

GREATBATCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provision (benefit) for income taxes was comprised of the following (in thousands):

	Year Ended
	December 30, 2011	December 31, 2010	January 1, 2010
Current:
Federal	$5,150	$(671)	$827
State	(40)	179	(177)
International	1,384	1,260	294

	6,494	768	944

Deferred:
Federal	8,028	15,409	(9,256)
State	599	300	(153)
International	149	(290)	(711)

	8,776	15,419	(10,120)

	$15,270	$16,187	$(9,176)

The provision (benefit) for income taxes differs from the U.S. statutory rate due to the following:

	Year Ended
	December 30, 2011	December 31, 2010	January 1, 2010
Statutory rate	35.0%	35.0%	(35.0)%
Federal tax credits	(3.7)	(2.6)	(5.5)
Foreign rate differential	0.3	(0.8)	1.9
Uncertain tax positions	(1.3)	(1.3)	(7.8)
State taxes, net of federal benefit	0.3	(0.3)	(1.2)
Valuation allowance	0.1	1.7	(0.1)
Other	0.9	1.1	(2.8)

Effective tax rate	31.6%	32.8%	(50.5)%

In its budget submission to Congress in February 2012, the Obama administration proposed changes to the manner in which the U.S. would tax the international income of U.S. based companies. While it is uncertain how the U.S. Congress will address U.S. tax policy in the future, reform of U.S. taxation, including taxation of international income, continues to be a topic of discussion for Congress. A significant change to the U.S. tax system, including changes to the taxation of international income, could have a material effect on the Company’s effective tax rate.

GREATBATCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax assets (liabilities) consist of the following (in thousands):

	At
	December 30, 2011	December 31, 2010
Tax credits	$7,362	$5,896
Net operating loss carryforwards	11,106	4,617
Inventories	4,441	4,575
Accrued expenses	2,961	2,563
Stock-based compensation	6,378	5,358
Other	1,052	507

Gross deferred tax assets	33,300	23,516
Less valuation allowance	(7,775)	(6,482)

Net deferred tax assets	25,525	17,034

Property, plant and equipment	(2,572)	(713)
Intangible assets	(54,874)	(40,082)
Convertible subordinated notes	(33,849)	(31,218)

Gross deferred tax liabilities	(91,295)	(72,013)

Net deferred tax liability	$(65,770)	$(54,979)

Presented as follows:
Current deferred tax asset	$7,828	$7,398
Current deferred tax liability	(845)	(514)
Noncurrent deferred tax asset	2,450	2,427
Noncurrent deferred tax liability	(75,203)	(64,290)

	$(65,770)	$(54,979)

As of December 30, 2011, the Company has the following carryforwards available:

Jurisdiction	Tax Attribute	Amount (in millions)		Begin to Expire
U.S.	Net Operating Loss	$19.2	(1)	2025
Switzerland	Net Operating Loss	12.3	(1)	2012
State	Net Operating Loss	29.1	(1)	Various
U.S. and State	R&D Credit	1.9	(1)	Various
State	Investment Tax Credit	5.3		Various

(1)	These tax attributes were acquired primarily as part of the Micro Power acquisition in 2011 and Precimed acquisition in 2008. The utilization of certain net operating losses and credits is subject to an annual limitation under Internal Revenue Code Section 382.

GREATBATCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain federal tax credits reported on filed income tax returns included uncertain tax positions taken in prior years. Due to the application of the accounting for uncertain tax positions, the actual tax attributes are larger than the tax credits for which a deferred tax asset is recognized for financial statement purposes.

In assessing the realizability of deferred tax assets, management considers, within each taxing jurisdiction, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the consideration of the weight of both positive and negative evidence, management has determined that a portion of the deferred tax assets as of December 30, 2011 and December 31, 2010 related to certain state investment tax credits and net operating losses will not be realized.

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

Below is a summary of changes to the unrecognized tax benefit (in thousands):

	Year Ended
	December 30, 2011	December 31, 2010	January 1, 2010
Balance, beginning of year	$2,756	$3,418	$5,686
Additions based upon tax positions related to the current year	300	300	396
Additions recorded as part of business combinations	260	—	—
Additions (reductions) related to prior period tax positions	—	222	(1,185)
Reductions relating to settlements with tax authorities	—	—	(700)
Reductions as a result of a lapse of applicable statute of limitations	(1,736)	(1,184)	(779)

Balance, end of year	$1,580	$2,756	$3,418

The tax years that remain open and subject to tax audits varies depending on the tax jurisdiction. The consolidated Federal 2009 and 2010 tax returns are currently under audit. The 2008 Federal tax return remains open for examination. The Company is also under audit in France for 2009 and 2010.

GREATBATCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

It is reasonably possible that a reduction of approximately $0.8 million of the balance of unrecognized tax benefits may occur within the next 12 months as a result of the lapse of the statute of limitations and potential audit settlements. As of December 30, 2011, approximately $1.5 million of unrecognized tax benefits would favorably impact the effective tax rate (net of federal benefit on state issues), if recognized.

14.	COMMITMENTS AND CONTINGENCIES

Litigation — The Company is a party to various legal actions arising in the normal course of business. The majority of these claims are employment related matters with former employees of the Company. While the Company does not believe that the ultimate resolution of any individual pending action will have a material effect on its results of operations, financial position, or cash flows, litigation is subject to inherent uncertainties. If an unfavorable ruling(s) were to occur, there exists the possibility of a material impact in the period in which the ruling occurs.

Previously reported — in 2002, a former Electrochem customer, Input/Output, Inc., now known as ION Geophysical Corporation (“Input/Output”), commenced an action against the Company. After trial in September 2009, a jury found in favor of Input/Output on fraud, unfair trade practices and breach of contract claims and awarded damages in the amount of $21.7 million. The final judgment in the matter included an award of prejudgment interest bringing the total judgment to approximately $33 million. During 2009, the Company accrued $34.5 million in connection with the Electrochem Litigation. The Company’s post-trial motion for a new trial was denied, and the Company appealed the judgment to the Louisiana Court of Appeal. In December 2010, the Company entered into a settlement agreement with Input/Output. Under terms of this agreement, Input/Output released the Company of any liability in connection with the jury verdict and in return for that release, the Company paid Input/Output $25 million. In the fourth quarter of 2010, the Company recognized a gain for the remaining $9.5 million of the previous accrual.

License agreements — The Company is a party to various license agreements for technology that is utilized in certain of its products. The most significant of these agreements are the licenses for basic technology used in the production of wet tantalum capacitors, filtered feedthroughs and MRI compatible lead systems. Expenses related to license agreements were $2.8 million, $2.5 million and $3.3 million, for 2011, 2010 and 2009, respectively, and are included in Cost of Sales.

Product Warranties — The Company generally warrants that its products will meet customer specifications and will be free from defects in materials and workmanship. The Company accrues its estimated exposure to warranty claims based upon recent historical experience and other specific information as it becomes available.

GREATBATCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The change in product warranty liability was comprised of the following (in thousands):

	Year Ended
	December 30, 2011	December 31, 2010
Beginning balance	$2,313	$1,330
Warranty reserves acquired	210	—
Additions to warranty reserve	375	2,237
Warranty claims paid	(887)	(1,285)
Foreign currency effect	2	31

Ending balance	$2,013	$2,313

Operating Leases — The Company is a party to various operating lease agreements for buildings, equipment and software. The Company primarily leases buildings, which accounts for the majority of the future lease payments. Lease expense includes the effect of escalation clauses and leasehold improvement incentives which are accounted for ratably over the lease term.

Operating lease expense was as follows (in thousands):

	Year Ended
	December 30, 2011	December 31, 2010	January 1, 2010
Operating lease expense	$2,704	$3,114	$3,443

Minimum future estimated annual operating lease expense are as follows (in thousands):

2012	$3,347
2013	2,832
2014	2,849
2015	2,466
2016	2,305
Thereafter	2,895

Total estimated operating lease expense	$16,694

Self-Insured Medical Plan — Beginning in 2010, the Company began self-funding the medical insurance coverage provided to its U.S. based employees. The risk to the Company is being limited through the use of stop loss insurance, which has an annual deductible of $0.2 million per covered participant. The maximum aggregate loss (the sum of all claims under the $0.2 million deductible) is limited to $14.2 million with a maximum benefit of $1.0 million. As of December 30, 2011 and December 31, 2010, the Company had $1.6 million and $2.1 million accrued, related to the self-insurance of its medical plan, respectively. This accrual is recorded in Accrued Expenses in the Consolidated Balance Sheet, and is primarily based upon claim history. For 2012, the maximum aggregate loss limit was lowered to $13.5 million.

GREATBATCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Purchase Commitments — Contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase orders are normally based on our current capital and manufacturing needs and are fulfilled by our vendors within short time horizons. We enter into blanket orders with vendors that have preferred pricing and terms, however these orders are normally cancelable by us without penalty. As of December 30, 2011, the total contractual obligation related to such expenditures is approximately $31.6 million and will primarily be financed by existing cash and cash equivalents, cash generated from operations, or the 2011 Credit Facility over the next twelve months. We also enter into contracts for outsourced services; however, the obligations under these contracts were not significant and the contracts generally contain clauses allowing for cancellation without significant penalty.

Foreign Currency Contracts — The Company has entered into forward contracts to purchase Mexican pesos in order to hedge the risk of peso-denominated payments associated with the operations at its Tijuana, Mexico facility.

Reduction in Cost of Sales related to the Company’s forward contracts are as follows (in thousands):

	Year Ended
	December 30, 2011	December 31, 2010	January 1, 2010
Reduction in Cost of Sales	$556	$483	$559
Ineffective portion of change in fair value	—	—	—

Information regarding the Company’s outstanding foreign currency contracts as of December 30, 2011 is as follows (dollars in thousands):

Instrument	Type of Hedge	Aggregate Notional Amount	Start Date	End Date	Pesos/$	Fair Value	Balance Sheet Location
FX Contract	Cash flow	$6,000	Jan-12	Dec-12	13.0354	$(486)	Accrued Exp
FX Contract	Cash flow	$4,200	Jan-12	Dec-12	14.0287	(52)	Accrued Exp

						$(538)

Workers’ Compensation Trust — The Company was a member of a group self-insurance trust that provided workers’ compensation benefits to employees of the Company in Western New York (the “Trust”). Under the Trust agreement, each participating organization has joint and several liability for Trust obligations if the assets of the Trust are not sufficient to cover those obligations. During 2011, the Company was notified by the Trust of its intentions to cease operations at the end of 2011 and was assessed $0.6 million as an estimate of its pro-rata share of future costs related to the Trust. This amount was accrued and paid in 2011. Based on actual experience, the Company could receive a refund or be assessed additional contributions for workers’ compensation claims. Beginning in 2012, the Company will utilize traditional insurance to provide workers’ compensation benefits.

GREATBATCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	EARNINGS (LOSS) PER SHARE

The following table illustrates the calculation of Basic and Diluted EPS (in thousands, except per share amounts):

	Year Ended
	December 30, 2011	December 31, 2010	January 1, 2010
Numerator for basic EPS:
Net income (loss)	$33,122	$33,138	$(9,001)
Effect of dilutive securities:
Interest expense and deferred financing fees on convertible notes, net of tax	—	241	—

Numerator for diluted EPS	$33,122	$33,379	$(9,001)

Denominator for basic EPS:
Weighted average shares outstanding	23,258	23,070	22,926
Effect of dilutive securities:
Convertible notes	—	347	—
Stock options, restricted stock and restricted stock units	378	385	—

Denominator for diluted EPS	23,636	23,802	22,926

Basic EPS	$1.42	$1.44	$(0.39)

Diluted EPS	$1.40	$1.40	$(0.39)

The diluted weighted average share calculations do not include the following securities, which are not dilutive to the EPS calculations or the performance criteria have not been met:

	Year Ended
	December 30, 2011	December 31, 2010	January 1, 2010
Time-vested stock options, restricted stock and restricted stock units	909,000	1,061,000	1,523,000
Performance-vested stock options and restricted stock units	649,000	609,000	1,026,000
Convertible notes	—	—	756,000

GREATBATCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated Other Comprehensive Income is comprised of the following (in thousands):

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total Pre-Tax Amount	Tax	Net-of-Tax Amount
At December 31, 2010	$(2,014)	$(121)	$12,230	$10,095	$375	$10,470
Unrealized loss on cash flow hedges	—	(303)	—	(303)	106	(197)
Realized gain on cash flow hedges	—	(114)	—	(114)	40	(74)
Net defined benefit plan liability adjustments	(646)	—	—	(646)	80	(566)
Foreign currency translation gain	—	—	(704)	(704)	—	(704)

At December 30, 2011	$(2,660)	$(538)	$11,526	$8,328	$601	$8,929

17.	FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

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

Foreign currency contracts—The fair value of foreign currency contracts outstanding at December 30, 2011 and December 31, 2010 were determined through the use of cash flow models that utilize observable market data inputs to estimate fair value. These observable market data inputs include spot and forward foreign currency exchange rates, interest rates and credit spread curves. In addition to the above, the Company received fair value estimates from the foreign currency contract counterparty to verify the reasonableness of the Company’s estimates. These fair value calculations are categorized in Level 2 of the fair value hierarchy.

Interest rate swap—The fair value of the Company’s interest rate swap outstanding at December 31, 2010 was determined through the use of a cash flow model that utilizes observable market data inputs. These observable market data inputs include LIBOR, swap rates, and credit spread curves. In addition to the above, the Company received a fair value estimate from the interest rate swap counterparty to verify the reasonableness of the Company’s estimate. This fair value calculation was categorized in Level 2 of the fair value hierarchy.

GREATBATCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide information regarding assets and liabilities recorded at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
Description	At December 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Foreign currency contracts (Note 14)	$538	$—	$538	$—

	Fair Value Measurements Using
Description	At December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Foreign currency contracts	$315	$—	$315	$—

Liabilities
Interest rate swap	$436	$—	$436	$—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Fair value standards also apply to certain nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis. For example, certain long-lived assets such as goodwill, intangible assets, cost method investments and property, plant and equipment are measured at fair value when an impairment is recognized and the related assets are written down to fair value. A summary of the valuation methodologies for assets and liabilities measured on a nonrecurring basis is as follows:

Cost method investment—The Company holds investments in equity securities that are accounted for as cost method investments, which are classified as Other Long-Term Assets, and are measured at fair value only if certain events or circumstances occur that have a significant effect on the fair value of the investment. The aggregate recorded amount of cost method investments at December 30, 2011 and December 31, 2010 was $5.7 million and $11.8 million, respectively. During 2011 and 2010, the Company recognized impairment charges related to its cost method investments of $0.3 million and $0.2 million, respectively. The fair value of these investments was determined by reference to recent sales data of similar shares to independent parties in an inactive market. This fair value calculation was categorized in Level 2 of the fair value hierarchy.

GREATBATCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 5, 2011, the Company sold its cost method investment in IntElect Medical, Inc. (“IntElect”) in conjunction with Boston Scientific’s acquisition of IntElect. This transaction resulted in a pre-tax gain of $4.5 million.

Property, plant and equipment, net—During 2010, one Greatbatch Medical facility, which was previously classified as an asset held for sale, was reclassified to Property, Plant and Equipment, Net as management decided to utilize this facility for future operations. This building was recorded at fair value at the date of reclassification and is now being amortized on a straight-line basis over its remaining estimated useful life. The fair value was determined by reference to recent sales data for comparable facilities. This fair value calculation was categorized in Level 2 of the fair value hierarchy.

The following table provides information regarding assets and liabilities recorded at fair value on a nonrecurring basis. There were no such assets or liabilities as of December 30, 2011 (in thousands):

	Fair Value Measurements Using
Description	At December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Property, plant and equipment, net (Note 12)	$1,908	$—	$1,908	$—
Cost method investment	317	—	317	—

Fair Value of Other Financial Instruments

Convertible subordinated notes—The fair value of the Company’s convertible subordinated notes disclosed in Note 8 “Debt” was determined based upon recent third-party transactions for the Company’s notes in an inactive market. The Company’s convertible subordinated notes are valued for disclosure purposes utilizing Level 2 measurements of the fair value hierarchy.

Pension plan assets—The fair value of the Company’s pension plan assets disclosed in Note 9 “Employee Benefit Plans” are determined based upon quoted market prices in active markets, quoted market prices in inactive markets or multidimensional relational models with observable market data inputs to estimate fair value. These observable market data inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers and reference data. The Company’s pension plan assets are categorized in Level 1 or Level 2 of the fair value hierarchy.

GREATBATCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	STOCKHOLDER RIGHTS PLAN

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

19.	BUSINESS SEGMENT, GEOGRAPHIC AND CONCENTRATION RISK INFORMATION

The Company operates its business in two reportable segments—Greatbatch Medical and Electrochem Solutions (“Electrochem”). The Greatbatch Medical segment designs and manufactures medical devices and components primarily for the CRM, Neuromodulation, Vascular Access and Orthopaedic markets. Additionally, Greatbatch Medical offers value-added assembly and design engineering services for products that incorporate Greatbatch Medical components. As a result of the strategy put in place over three years ago, Greatbatch Medical now offers its customers complete medical devices including design, development, manufacturing, regulatory submission and supporting worldwide distribution. This medical device strategy is being facilitated through the Company’s QiG Group and leverages the component technology of Greatbatch Medical and Electrochem in the Company’s core markets: Cardiovascular, Neuromodulation and Orthopaedic. Once the QiG Group designs and develops a medical device, it is manufactured by Greatbatch Medical. The operating expenses (RD&E, SG&A) of the QiG Group are included within the Greatbatch Medical segment.

Electrochem designs, manufactures and distributes primary and rechargeable batteries, battery packs and wireless sensors for demanding applications in markets such as energy, security, portable medical, environmental monitoring and more.

GREATBATCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company defines segment income from operations as sales less cost of sales including amortization and expenses attributable to segment-specific SG&A, RD&E expenses, and other operating expenses. Segment income also includes a portion of non-segment specific SG&A expenses based on allocations appropriate to the expense categories. The remaining unallocated operating and other expenses are primarily administrative corporate headquarters expenses and capital costs that are not allocated to reportable segments. Transactions between the two segments are not significant.

Significant charges (gains) included in the Company’s business segment results are as follows (in thousands):

	Year Ended
	December 30, 2011	December 31, 2010	January 1, 2010
Greatbatch Medical
Intangible asset write-down	$—	$—	$15,921
Electrochem
Electrochem Litigation charge (gain)	—	(9,500)	34,500

An analysis and reconciliation of the Company’s business segment, product line and geographic information to the respective information in the Consolidated Financial Statements follows. Sales by geographic area are presented by allocating sales from external customers based on where the products are shipped to (in thousands):

	Year Ended
	December 30, 2011	December 31, 2010	January 1, 2010
Sales:
Greatbatch Medical
CRM/Neuromodulation	$303,690	$303,521	$305,354
Vascular Access	45,098	38,000	35,816
Orthopaedic	140,277	118,748	113,897

Total Greatbatch Medical	489,065	460,269	455,067
Electrochem	79,757	73,156	66,754

Total sales	$568,822	$533,425	$521,821

GREATBATCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended
	December 30, 2011	December 31, 2010	January 1, 2010
Segment income (loss) from operations:
Greatbatch Medical	$62,461	$62,477	$46,270
Electrochem	14,965	22,195	(32,734)

Total segment income from operations	77,426	84,672	13,536
Unallocated operating expenses	(15,727)	(15,678)	(12,488)

Operating income as reported	61,699	68,994	1,048
Unallocated other expense	(13,307)	(19,669)	(19,225)

Income (loss) before provision (benefit) for income taxes as reported	$48,392	$49,325	$(18,177)

	Year Ended
	December 30, 2011	December 31, 2010	January 1, 2010
Depreciation and Amortization:
Greatbatch Medical	$28,571	$28,117	$29,869
Electrochem	2,965	2,660	2,860

Total depreciation and amortization included in segment income from operations	31,536	30,777	32,729
Unallocated depreciation and amortization	16,159	15,670	14,500

Total depreciation and amortization	$47,695	$46,447	$47,229

	Year Ended
	December 30, 2011	December 31, 2010	January 1, 2010
Expenditures for tangible long-lived assets, excluding acquisitions:
Greatbatch Medical	$22,509	$15,088	$11,261
Electrochem	1,072	763	910

Total reportable segments	23,581	15,851	12,171
Unallocated long-lived tangible assets	741	1,120	7,040

Total expenditures	$24,322	$16,971	$19,211

GREATBATCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	At
	December 30, 2011	December 31, 2010
Identifiable assets, net:
Greatbatch Medical	$653,628	$641,591
Electrochem	161,904	71,480

Total reportable segments	815,532	713,071
Unallocated assets	65,815	63,905

Total assets	$881,347	$776,976

	Year Ended
	December 30, 2011	December 31, 2010	January 1, 2010
Sales by geographic area:
United States	$256,987	$243,827	$245,974
Non-Domestic locations:
Puerto Rico	94,059	88,369	76,823
Belgium	62,978	58,014	29,431
United Kingdom & Ireland	54,029	56,903	66,255
France	5,700	6,318	37,373
Rest of world	95,069	79,994	65,965

Total sales	$568,822	$533,425	$521,821

	At
	December 30, 2011	December 31, 2010
Long-lived tangible assets:
United States	$113,693	$126,519
Rest of world	32,113	36,095

Total	$145,806	$162,614

GREATBATCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A significant portion of the Company’s sales and accounts receivable were to four customers as follows:

	Sales			Accounts Receivable
	Year Ended			At
	December 30, 2011	December 31, 2010	January 1, 2010	December 30, 2011	December 31, 2010
Customer A	19%	21%	22%	7%	15%
Customer B	19%	19%	17%	23%	13%
Customer C	13%	12%	12%	6%	8%
Customer D	8%	10%	12%	6%	14%

	59%	62%	63%	42%	50%

20.	QUARTERLY SALES AND EARNINGS DATA—UNAUDITED

	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.
	(in thousands, except per share data)
2011
Sales	$141,746	$131,718	$146,524	$148,834
Gross profit	44,672	41,907	46,604	47,170
Net income(1)	5,639	6,989	8,550	11,944
EPS—basic	0.24	0.30	0.37	0.51
EPS—diluted	0.24	0.30	0.36	0.51

2010
Sales	$133,111	$127,490	$140,795	$132,029
Gross profit	44,464	41,994	45,459	41,664
Net income(2)	13,839	5,964	7,788	5,547
EPS—basic	0.60	0.26	0.34	0.24
EPS—diluted	0.59	0.25	0.33	0.24

(1)	Net income in the 2011 first quarter includes the impact of the gain on sale of a cost method investment. See Note 17 “Fair Value Measurements.”
(2)	Net income in the 2010 fourth quarter includes the impact of the Electrochem Litigation gain. See Note 14 “Commitments and Contingencies.”

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Management’s Report on Internal Control Over Financial Reporting is incorporated by reference into this Item 9A from the report appearing at Part II, Item 8, “Financial Statements and Supplementary Data.”

a. Evaluation of Disclosure Controls and Procedures.

Our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the SEC as of December 30, 2011. These disclosure controls and procedures have been designed to provide reasonable assurance that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Based on their evaluation, as of December 30, 2011, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.

b. Changes in Internal Control Over Financial Reporting.

We acquired the following subsidiary during 2011:

•	Micro Power Electronics, Inc.

We believe that the internal controls and procedures of the above mentioned subsidiary are reasonably likely to materially affect our internal control over financial reporting. We are currently in the process of incorporating the internal controls and procedures of this subsidiary into our internal controls over financial reporting.

The Company has begun to extend its Section 404 compliance program under the Sarbanes-Oxley Act of 2002 (the “Act”) and the applicable rules and regulations under such Act to include this subsidiary. However, the Company has excluded the subsidiary listed above from Management’s assessment of the effectiveness of internal control over financial reporting as of December 30, 2011, as permitted by the guidance issued by the Office of the Chief Accountant of the Securities and Exchange Commission. This subsidiary represented approximately 15% and 10% of net and total assets, respectively, and 0.4% of revenues of the consolidated financial statement amounts as of and for the year ended December 30, 2011. The Company will report on its assessment of the internal controls of its combined operations within the time period provided by the Act and the applicable Securities and Exchange Commission rules and regulations concerning business combinations.

Other than as described above, there were no other changes in the registrant’s internal control over financial reporting during our last fiscal quarter to which this Annual Report on Form 10-K relates that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting, other than the above mentioned acquisition.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information on the Registrant’s directors is incorporated by reference to the caption “Election of Directors” contained in the Company’s definitive Proxy Statement for its 2012 Annual Meeting of Stockholders.

Information on the Company’s executive officers is presented under the caption “Executive Officers of the Company” contained in Part I of this Annual Report on Form 10-K.

The other information required by Item 10 is incorporated by reference to the Company’s definitive Proxy Statement for its 2012 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding executive compensation in the Proxy Statement for the 2012 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management and related stockholder matters in the Proxy Statement for the 2012 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions, and director independence in the Proxy Statement for the 2012 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding the fees paid to and services provided by Deloitte & Touche LLP, the Company’s independent registered public accounting firm, in the Proxy Statement for the 2012 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

(1)	Financial statements and financial statement schedules filed as part of this Annual Report on Form 10-K. See Part II, Item 8. “Financial Statements and Supplementary Data.”

(2)	The following financial statement schedule is included in this report on Form 10-K (in thousands):

Schedule II—Valuation and Qualifying Accounts

		Col. C - Additions
Col. A Description	Col. B Balance at Beginning of Period	Charged to Costs & Expenses		Charged to Other Accounts - Describe		Col. D Deductions - Describe		Col. E Balance at End of Period
December 30, 2011
Allowance for doubtful accounts	$1,830	$288		$170	(3)(4)	$(358	)(2)	$1,930
Valuation allowance for deferred income tax assets	$6,482	$702	(1)	$591	(3)(4)	$—		$7,775

December 31, 2010
Allowance for doubtful accounts	$2,452	$(64)		$35	(4)	$(593	)(2)	$1,830
Valuation allowance for deferred income tax assets	$5,656	$761	(1)	$65	(4)	$—		$6,482

January 1, 2010
Allowance for doubtful accounts	$1,603	$961		$—		$(112	)(2)	$2,452
Valuation allowance for deferred income tax assets	$4,485	$1,171	(1)	$—		$—		$5,656

(1)	Valuation allowance recorded in the provision for income taxes for certain net operating losses and tax credits.
(2)	Accounts written off, net of collections on accounts receivable previously written off.
(3)	Balances recorded as a part of our 2011 acquisition of Micro Power Electronics, Inc.
(4)	Includes foreign currency translation effect.

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

Dated: February 28, 2012	By	/s/ Thomas J. Hook
Thomas J. Hook (Principal Executive Officer)
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Thomas J. Hook	President & Chief Executive Officer & Director	February 28, 2012
Thomas J. Hook

/s/ Thomas J. Mazza	Senior Vice President & Chief Financial Officer (Principal Financial Officer)	February 28, 2012
Thomas J. Mazza

/s/ Marco F. Benedetti	Corporate Controller (Principal Accounting Officer)	February 28, 2012
Marco F. Benedetti

/s/ Bill R. Sanford	Chairman	February 28, 2012
Bill R. Sanford

/s/ Pamela G. Bailey	Director	February 28, 2012
Pamela G. Bailey

/s/ Anthony P. Bihl III	Director	February 28, 2012
Anthony P. Bihl III

/s/ Michael Dinkins	Director	February 28, 2012
Michael Dinkins

/s/ Kevin C. Melia	Director	February 28, 2012
Kevin C. Melia

/s/ Dr. Joseph A. Miller, Jr.	Director	February 28, 2012
Dr. Joseph A. Miller, Jr.

/s/ Peter H. Soderberg	Director	February 28, 2012
Peter H. Soderberg

Signature	Title	Date

/s/ William B. Summers, Jr.	Director	February 28, 2012
William B. Summers, Jr.

/s/ Dr. Helena S. Wisniewski	Director	February 28, 2012
Dr. Helena S Wisniewski

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

3.1	Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to our quarterly report on Form 10-Q for the period ended June 27, 2008).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our annual report on Form 10-K for the period ended January 1, 2010).

4.1	Indenture for 2 1/4% Convertible Subordinated Debentures Due 2013 dated as of March 28, 2007 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on March 29, 2007).

4.2	First Supplemental Indenture dated April 2, 2007 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on April 4, 2007).

4.3	Registration Rights Agreement dated as of March 28, 2007 by and among us and the initial purchasers of the Debentures described above (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 29, 2007).

10.1#	1998 Stock Option Plan (including form of “standard” option agreement, form of “special” option agreement and form of “non-standard” option agreement) (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1 (File No. 333-37554)).

10.2#	Non-Employee Director Stock Incentive Plan (incorporated by reference to Exhibit A to our Definitive Proxy Statement on Schedule 14-A filed on April 22, 2002).

10.3#	Greatbatch, Inc. Executive Short Term Incentive Compensation Plan (incorporated by reference to Exhibit B to our Definitive Proxy Statement on Schedule 14A filed on April 20, 2007).

10.4#	2002 Restricted Stock Plan (incorporated by reference to Appendix B to our Definitive Proxy Statement on Schedule 14A filed on April 9, 2003).

10.5	License Agreement dated August 8, 1996, between Greatbatch Ltd. and Evans Capacitor Company (incorporated by reference to Exhibit 10.23 to our Registration Statement on Form S-1 (File No. 333-37554)).

10.6+	Amendment No. 2 dated December 6, 2002, between Greatbatch Technologies, Ltd. and Evans Capacitor Company (incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K for the year ended January 3, 2003).

10.7#	Form of Change of Control Agreement between Greatbatch, Inc. and our executive officers (Thomas J. Hook, Thomas J. Mazza, Mauricio Arellano, Susan M. Bratton, Michelle Graham and Timothy G. McEvoy) (incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the period ended July 1, 2011).

10.8	Credit agreement date June 24, 2011 by and among Greatbatch Ltd., the lenders party thereto and Manufacturers and Traders Trust Company, as administrative agent, Bank of America, N.A., as syndication agent, and PNC Bank, N.A. and RBS Citizens, NA, as co-documentation agents (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 29, 2007).

10.9#	Employment Agreement dated April 10, 2010 between Greatbatch, Inc. and Thomas J. Hook (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 13, 2010).

10.10#	2005 Stock Incentive Plan (incorporated by reference to Exhibit B to our Definitive Proxy Statement on Schedule 14A filed on April 20, 2007).

10.11#	2009 Stock Incentive Plan (incorporated by reference to Exhibit A to our Definitive Proxy Statement on Schedule 14A filed on April 13, 2009).

10.12#*	2011 Stock Incentive Plan (as amended December 7, 2011).

10.13#	Form of Restricted Stock Award Letter (incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K for the year ended December 30, 2005).

10.14#	Form of Incentive Stock Option Award Letter (incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K for the year ended December 30, 2005).

10.15#	Form of Nonqualified Option Award Letter (incorporated by reference to Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 30, 2005).

10.16#	Form of Stock Option Award Letter (incorporated by reference to Exhibit 10.25 to our Annual Report on Form 10-K for the year ended December 30, 2005).

10.17+	Supply Agreement for medical device components dated March 31, 2006, between Greatbatch, Inc. and SORIN/ELA BIOMEDICA CRM and ELA MEDICAL SAS (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006).

12.1*	Ratio of Earnings to Fixed Charges (Unaudited)

21.1*	Subsidiaries of Greatbatch, Inc.

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document***

101.SCH	XRBL Taxonomy Extension Schema Document***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***

Portions of those exhibits marked “+” have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

*—Filed herewith.

**—Furnished herewith.

***—Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

#—Indicates exhibits that are management contracts or compensation plans or arrangements required to be filed pursuant to Item 14(c) of Form 10-K.