Form 10-Q
period 2012-03-30
GREATBATCH, INC.
filed 2012-05-08
CIK 1114483

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2012

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

The number of shares outstanding of the Company’s common stock, $0.001 par value per share, as of May 8, 2012 was: 23,647,490 shares.

Greatbatch, Inc.

Table of Contents for Form 10-Q

For the Quarterly Period Ended March 30, 2012

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GREATBATCH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS—Unaudited

(in thousands except share and per share data)

	As of
	March 30,	December 30,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$9,534	$36,508
Accounts receivable, net of allowance for doubtful accounts of $1.9 million in 2012 and 2011	116,374	101,946
Inventories	112,450	109,913
Refundable income taxes	213	1,292
Deferred income taxes	7,394	7,828
Prepaid expenses and other current assets	6,983	7,469

Total current assets	252,948	264,956
Property, plant and equipment, net	150,900	145,806
Amortizing intangible assets, net	100,075	100,258
Indefinite-lived intangible assets	20,828	20,288
Goodwill	349,471	338,653
Deferred income taxes	2,526	2,450
Other assets	10,243	8,936

Total assets	$886,991	$881,347

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$47,690	$40,665
Deferred income taxes	877	845
Accrued expenses	29,577	52,539

Total current liabilities	78,144	94,049
Long-term debt	238,639	235,950
Deferred income taxes	76,099	75,203
Other long-term liabilities	10,732	8,862

Total liabilities	403,614	414,064
Stockholders’ equity:
Preferred stock, $0.001 par value, authorized 100,000,000 shares; no shares issued or outstanding in 2012 or 2011	—	—
Common stock, $0.001 par value, authorized 100,000,000 shares; 23,639,144 shares issued and outstanding in 2012 23,466,128 shares issued and 23,406,023 shares outstanding in 2011	24	23
Additional paid-in capital	312,872	307,196
Treasury stock, at cost, 0 shares in 2012 and 60,105 shares in 2011	—	(1,387)
Retained earnings	156,989	152,522
Accumulated other comprehensive income	13,492	8,929

Total stockholders’ equity	483,377	467,283

Total liabilities and stockholders’ equity	$886,991	$881,347

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREATBATCH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME—Unaudited

(in thousands except per share data)

	Three Months Ended
	March 30,	April 1,
	2012	2011
Sales	$159,103	$148,834
Cost of sales	112,215	101,664

Gross profit	46,888	47,170
Operating expenses:
Selling, general and administrative expenses	19,034	18,649
Research, development and engineering costs, net	13,911	10,388
Other operating expenses, net	2,745	167

Total operating expenses	35,690	29,204
Operating income	11,198	17,966
Interest expense	4,359	4,274
Interest income	—	(8)
Gain on sale of cost method investment	—	(4,549)
Other expense, net	720	422

Income before provision for income taxes	6,119	17,827
Provision for income taxes	1,652	5,883

Net income	$4,467	$11,944

Earnings per share:
Basic	$0.19	$0.51
Diluted	$0.19	$0.51

Weighted average shares outstanding:
Basic	23,420	23,200
Diluted	23,848	23,587

Comprehensive income:
Net income	$4,467	$11,944
Foreign currency translation gain	4,038	2,215
Net change in cash flow hedges, net of tax	525	270

Comprehensive income	$9,030	$14,429

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREATBATCH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—Unaudited

(in thousands)

	Three Months Ended
	March 30,	April 1,
	2012	2011
Cash flows from operating activities:
Net income	$4,467	$11,944
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	11,119	8,840
Debt related amortization included in interest expense	2,956	2,759
Stock-based compensation	2,187	2,747
Gain on sale of cost method investment	—	(4,549)
Other non-cash losses	165	172
Deferred income taxes	123	1,037
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(13,605)	(10,131)
Inventories	(1,910)	(712)
Prepaid expenses and other current assets	848	(80)
Accounts payable	4,958	8,189
Accrued expenses	(12,734)	7
Income taxes payable	1,016	4,783

Net cash provided by (used in) operating activities	(410)	25,006

Cash flows from investing activities:
Acquisition of property, plant and equipment	(9,836)	(6,047)
Proceeds from sale of cost method investments, net	—	10,365
Acquisitions, net of cash acquired	(17,224)	—
Other investing activities	38	(98)

Net cash provided by (used in) investing activities	(27,022)	4,220

Cash flows from financing activities:
Principal payments of long-term debt	(10,000)	—
Proceeds from issuance of long-term debt	10,000	—
Issuance of common stock	223	409
Other financing activities	(118)	(1,090)

Net cash provided by (used in) financing activities	105	(681)

Effect of foreign currency exchange rates on cash and cash equivalents	353	250

Net increase (decrease) in cash and cash equivalents	(26,974)	28,795
Cash and cash equivalents, beginning of period	36,508	22,883

Cash and cash equivalents, end of period	$9,534	$51,678

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREATBATCH, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY—Unaudited

(in thousands)

							Accumulated
			Additional	Treasury			Other	Total
	Common Stock		Paid-In	Stock		Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Income	Equity
At December 30, 2011	23,466	$23	$307,196	(60)	$(1,387)	$152,522	$8,929	$467,283
Stock-based compensation	—	—	2,187	—	—	—	—	2,187
Net shares issued under stock incentive plans	10	—	(370)	21	476	—	—	106
Income tax liability from stock options, restricted stock and restricted stock units	—	—	(22)	—	—	—	—	(22)
Shares contributed to 401(k) Plan	163	1	3,881	39	911	—	—	4,793
Net income	—	—	—	—	—	4,467	—	4,467
Total other comprehensive income	—	—	—	—	—	—	4,563	4,563

At March 30, 2012	23,639	$24	$312,872	—	$—	$156,989	$13,492	$483,377

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information (Accounting Standards Codification (“ASC”) 270, Interim Reporting) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of Greatbatch, Inc. and its wholly-owned subsidiary, Greatbatch Ltd. (collectively “Greatbatch” or the “Company”), for the periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ materially from these estimates. The December 30, 2011 condensed consolidated balance sheet data was derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2011. The Company utilizes a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31st. For 52-week years, each quarter contains 13 weeks. The first quarter of 2012 and 2011 each contained 13 weeks and ended on March 30, and April 1, respectively.

2.	ACQUISITIONS

NeuroNexus Technologies, Inc.

On February 16, 2012, the Company purchased all of the outstanding common stock of NeuroNexus Technologies, Inc. (“NeuroNexus”) headquartered in Ann Arbor, MI. NeuroNexus is an active implantable medical device design firm specializing in developing and commercializing high-value neural interface technology, components and systems for neuroscience and clinical markets. NeuroNexus has an extensive intellectual property portfolio, core technologies and capabilities to support the development and manufacturing of neural interface devices across a wide range of applications including neuromodulation, sensing, optical stimulation and targeted drug delivery.

This transaction was accounted for under the acquisition method of accounting. Accordingly, the results of NeuroNexus operations have been included in our Greatbatch Medical segment from the date of acquisition. For 2012, NeuroNexus added approximately $0.2 million to revenue and decreased net income by $0.2 million. Total consideration includes cash payments to shareholders of $10.0 million, NeuroNexus debt repaid at closing by Greatbatch of $1.5 million, NeuroNexus transaction expenses paid at closing by Greatbatch of $0.2 million and potential payments of up to $2 million through 2015 that are contingent upon the achievement of certain financial and development-based milestones which had an estimated fair value of $1.5 million as of the acquisition date.

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

The cost of the acquisition was preliminarily allocated to the assets acquired and liabilities assumed from NeuroNexus based on their fair values as of the close of the acquisition, with the amount exceeding the fair value of the net assets acquired being recorded as goodwill. The value assigned to certain assets and liabilities are preliminary and are subject to adjustment as additional information is obtained, including, but not limited to, the finalization of our intangible asset valuation, working capital adjustment as defined in the purchase agreement and pre-acquisition tax positions. The valuation is expected to be finalized in 2012. When the valuation is finalized, any changes to the preliminary valuation of assets acquired or liabilities assumed may result in material adjustments to the fair value of the intangible assets acquired, as well as goodwill. The following table summarizes the preliminary allocation of the NeuroNexus purchase price to the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Assets acquired
Current assets	$618
Property, plant and equipment	35
Amortizing intangible assets	2,927
Indefinite-lived intangible assets	540
Goodwill	8,875
Other assets	1,576

Total assets acquired	14,571
Liabilities assumed
Current liabilities	420
Deferred income taxes	940

Total liabilities assumed	1,360

$13,211

The preliminary fair values of the assets acquired were determined using one of three valuation approaches: market, income and cost. The selection of a particular method for a given asset depended on the reliability of available data and the nature of the asset, among other considerations.

The market approach estimates the value for a subject asset based on available market pricing for comparable assets. The income approach estimates the value for a subject asset based on the present value of cash flows projected to be generated by the asset. The projected cash flows were discounted at a required rate of return that reflects the relative risk of the asset and the time value of money. The projected cash flows for each asset considered multiple factors from the perspective of a marketplace participant including revenue projections from existing customers, attrition trends, product life-cycle assumptions, marginal tax rates and expected profit margins giving consideration to historical and expected margins. The cost approach estimates the value for a subject asset based on the cost to replace the asset and reflects the estimated reproduction or replacement cost for the asset, less an allowance for loss in value due to depreciation or obsolescence, with specific consideration given to economic obsolescence if indicated. These fair value measurement approaches are based on significant unobservable inputs, including management estimates and assumptions.

Current assets and liabilities—The fair value of current assets and liabilities was assumed to approximate their carrying value as of the acquisition date due to the short-term nature of these assets and liabilities.

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

Intangible assets—The purchase price was allocated to intangible assets as follows (dollars in thousands):

		Weighted	Weighted	Weighted
	Fair	Average	Average	Average
	Value	Amortization	Useful	Discount
Amortizing Intangible Assets	Assigned	Period (Years)	Life (Years)	Rate
Technology and patents	$1,058	6	10	14%
Customer lists	1,869	7	15	13%

	$2,927	7	13	13%

Indefinite-lived Intangible Assets
In-process research and development	$540	N/A	12	26%

The weighted average amortization period is less than the estimated useful life due to the Company using an accelerated amortization method, which approximates the projected cash flows used to determine the fair value of those intangible assets.

Technology and patents—Technology and patents consist of technical processes, patented and unpatented technology, manufacturing know-how, trade secrets and the understanding with respect to products or processes that have been developed by NeuroNexus and that will be leveraged in current and future products. The fair value of technology and patents acquired was determined utilizing the relief from royalty method, a form of the income approach, with royalty rates that ranged from 2% to 6%. The Company determined that the estimated useful life of the technology and patents is approximately 10 years. This life is based upon management’s estimate of the product life cycle associated with technology and patents before they will be replaced by new technologies.

Customer lists – Customer lists represent the estimated fair value of non-contractual customer relationships NeuroNexus has as of the acquisition date. The primary customers of NeuroNexus include numerous scientists and researchers from various geographic locations around the world. These relationships were valued separately from goodwill at the amount which an independent third party would be willing to pay for these relationships. The fair value of customer lists was determined using the multi-period excess-earnings method, a form of the income approach. The Company determined that the estimated useful life of the existing customer lists is approximately 15 years. This life was based upon historical customer attrition as well as management’s understanding of the industry and product life cycles.

In-process research and development (“IPR&D”) – IPR&D represents research projects which are expected to generate cash flows but have not yet reached technological feasibility. The primary basis for determining the technological feasibility of these projects is whether or not regulatory approval has been obtained. We classify IPR&D acquired in a business combination as an indefinite-lived intangible asset until the completion or abandonment of the associated projects. Upon completion, we would determine the useful life of the IPR&D and begin amortizing the assets to reflect their use over their remaining lives. Upon permanent abandonment, we would write-off the remaining carrying amount of the associated IPR&D. We will test the IPR&D acquired for impairment at least annually, and more frequently if events or changes in circumstances indicate that the assets may be impaired. The impairment test consists of a comparison of the fair value of the intangible assets with their carrying amount. If the carrying amount exceeds its fair value, we would record an impairment loss in an amount equal to the excess. We used the income approach to determine the fair value of the IPR&D acquired. In arriving at the value of the IPR&D, we considered, among other factors: the projects’ stage of completion; the complexity of the work to be completed as of the acquisition date; the projected costs to complete the projects; the contribution of other acquired assets; and the estimated useful life of the technology. We applied a market-participant risk-adjusted discount rate to arrive at a present value as of the date of acquisition.

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

The value assigned to IPR&D related to the development of micro-electrodes for deep brain mapping and electrocorticography, and is expected to be commercialized by 2014. For purposes of valuing the IPR&D, the Company estimated total costs to complete the projects to be approximately $1.5 million. If the projects are not successful or completed in a timely manner, we may not realize the financial benefits expected for these projects.

Goodwill—The excess of the purchase price over the fair value of net tangible and intangible assets acquired of $8.9 million was allocated to goodwill. Various factors contributed to the establishment of goodwill, including: the value of NeuroNexus’s highly trained assembled work force and management team; the incremental value that NeuroNexus’s technology will bring to the Company’s neuromodulation platform currently in development; and the expected revenue growth over time that is attributable to increased market penetration from future products and customers. The goodwill acquired in connection with the NeuroNexus acquisition was allocated to the Greatbatch Medical business segment and is not deductible for tax purposes.

Micro Power Electronics, Inc.

On December 15, 2011, Electrochem acquired all of the outstanding common and preferred stock of Micro Power Electronics, Inc. (“Micro Power”) headquartered in Beaverton, OR. Micro Power is a leading supplier of custom battery solutions, serving the portable medical, military and handheld automatic identification and data collection markets. The aggregate purchase price of Micro Power was $71.8 million, which the Company funded with cash on hand and $45 million borrowed under its revolving credit facility. Total assets acquired from Micro Power were $88.2 million, of which $60.7 million were intangible assets.

This transaction was accounted for under the acquisition method of accounting. Accordingly, the results of Micro Power’s operations were included in the consolidated financial statements from the date of acquisition and the cost of the acquisition was preliminarily allocated to the assets acquired and liabilities assumed from Micro Power based on their fair values as of the close of the acquisition, with the amount exceeding the fair value of net assets acquired being recorded as goodwill. The value assigned to certain assets and liabilities are preliminary and are subject to adjustment as additional information is obtained, including, but not limited to, the finalization of our pre-acquisition tax positions. The valuation will be finalized in 2012. During the first quarter of 2012 the Company completed its branding analysis related to the Micro Power tradename and settled the contractual working capital adjustment in accordance with the purchase agreement. As a result, the Company reduced the fair value recorded for the Micro Power trade name by $0.4 million and adjusted the related deferred tax liability by $0.1 million. The net result was an increase to goodwill of $0.3 million. The impact of these adjustments, individually and in the aggregate, was not considered material to reflect as a retrospective adjustment of the historical financial statements.

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

Pro Forma Results (Unaudited)

The following unaudited pro forma information presents the consolidated results of operations of the Company, NeuroNexus and Micro Power as if those acquisitions occurred as of the beginning of fiscal years 2011 (NeuroNexus) and 2010 (Micro Power) (in thousands, except per share amounts):

	Three Months Ended
	March 30,	April 1,
	2012	2011
Sales	$159,543	$164,555
Net income	4,293	11,201
Earnings per share:
Basic	$0.18	$0.48
Diluted	$0.18	$0.47

The unaudited pro forma information presents the combined operating results of Greatbatch, NeuroNexus and Micro Power, with the results prior to the acquisition date adjusted to include the pro forma impact of the amortization of acquired intangible assets based on the purchase price allocations, the adjustment to interest expense reflecting the amount borrowed in connection with the acquisitions at Greatbatch’s interest rate, and the impact of income taxes on the pro forma adjustments utilizing the applicable statutory tax rate. The unaudited pro forma consolidated basic and diluted earnings per share calculations are based on the consolidated basic and diluted weighted average shares of Greatbatch.

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

3.	SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended
	March 30,	April 1,
(in thousands)	2012	2011
Noncash investing and financing activities :
Unrealized gain on cash flow hedges, net	$525	$270
Common stock contributed to 401(k) Plan	4,793	—
Property, plant and equipment purchases included in accounts payable	6,002	(191)

Cash paid during the period for:
Interest	$429	$424
Income taxes	547	118

Acquisition of noncash assets	$14,379	$125
Liabilities assumed	1,226	—

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

4.	INVENTORIES

Inventories are comprised of the following (in thousands):

	As of
	March 30,	December 30,
	2012	2011
Raw materials	$50,396	$49,773
Work-in-process	38,571	36,603
Finished goods	23,483	23,537

Total	$112,450	$109,913

5.	INTANGIBLE ASSETS

Amortizing intangible assets are comprised of the following (in thousands):

At March 30, 2012	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount
Purchased technology and patents	$98,382	$(56,085)	$1,164	$43,461
Customer lists	68,257	(15,480)	2,358	55,135
Other	4,812	(4,109)	776	1,479

Total amortizing intangible assets	$171,451	$(75,674)	$4,298	$100,075

At December 30, 2011
Purchased technology and patents	$97,324	$(54,054)	$842	$44,112
Customer lists	66,388	(14,009)	1,807	54,186
Other	5,174	(4,019)	805	1,960

Total amortizing intangible assets	$168,886	$(72,082)	$3,454	$100,258

Aggregate intangible asset amortization expense is comprised of the following (in thousands):

	Three Months Ended
	March 30,	April 1,
	2012	2011
Cost of sales	$1,895	$1,501
Selling, general and administrative expenses	1,561	953
Research, development and engineering costs	136	—

Total intangible asset amortization expense	$3,592	$2,454

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

Estimated future intangible asset amortization expense based upon the current carrying value is as follows (in thousands):

Estimated
Amortization
Expense
Remainder of 2012	$10,836
2013	13,698
2014	13,698
2015	12,595
2016	10,280
Thereafter	38,968

$100,075

The change in indefinite-lived intangible assets is as follows (in thousands):

	Trademarks and Tradenames	IPR&D	Total
At December 30, 2011	$20,288	$—	$20,288
Indefinite-lived assets acquired	—	540	540

At March 30, 2012	$20,288	$540	$20,828

The change in goodwill is as follows (in thousands):

	Greatbatch Medical	Electrochem	Total
At December 30, 2011	$297,232	$41,421	$338,653
Goodwill acquired	8,875	331	9,206
Foreign currency translation	1,612	—	1,612

At March 30, 2012	$307,719	$41,752	$349,471

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

6.	DEBT

Long-term debt is comprised of the following (in thousands):

	At
	March 30,	December 30,
	2012	2011
Revolving line of credit	$55,000	$55,000
2.25% convertible subordinated notes, due 2013	197,782	197,782
Unamortized discount	(14,143)	(16,832)

Total long-term debt	$238,639	$235,950

Revolving Line of Credit –The Company has a revolving credit facility (the “Credit Facility”), which provides a $400 million secured revolving credit facility, and can be increased to $600 million upon the Company’s request and approval by a majority of the lenders. The Credit Facility also contains a $15 million letter of credit subfacility and a $15 million swingline subfacility. The Credit Facility has a maturity date of June 24, 2016; provided, however, if CSN (defined below) is not repaid in full, modified or refinanced before March 1, 2013, the maturity date of the Credit Facility will be March 1, 2013.

The Credit Facility is secured by the Company’s non-realty assets including cash, accounts receivable and inventories. Interest rates under the Credit Facility are, at the Company’s option either at: (i) the higher of (a) the prime rate and (b) the federal funds rate plus 0.5%, plus the applicable margin, which ranges between 0.0% and 1.0%, based on the Company’s total leverage ratio or (ii) the applicable LIBOR rate plus the applicable margin, which ranges between 1.5% and 3.0%, based on the Company’s total leverage ratio. Loans under the swingline subfacility will bear interest at the higher of (a) the prime rate and (b) the federal funds rate plus 0.5%, plus the applicable margin, which ranges between 0.0% and 1.0%, based on the Company’s total leverage ratio. The Company is also required to pay a commitment fee which, varies between 0.175% and 0.25% depending on the Company’s total leverage ratio.

The Credit Facility contains limitations on the incurrence of indebtedness, liens and licensing of intellectual property, investments and certain payments. The Credit Facility permits the Company to engage in the following activities up to an aggregate amount of $250 million: 1) engage in permitted acquisitions in the aggregate not to exceed $250 million; 2) make other investments in the aggregate not to exceed $60 million; 3) make stock repurchases not to exceed $60 million in the aggregate; and 4) retire up to $198 million of Greatbatch, Inc.’s CSN. At any time that the total leverage ratio of the Company for the two most recently ended fiscal quarters is less than 2.75 to 1.0, the Company may make an election to reset each of the amounts specified above. Additionally, these limitations can be waived upon the Company’s request and approval of a majority of the lenders. As of March 30, 2012, the Company had available to it the full amount of the above limits except for the permitted acquisitions and CSN retirement limits, which is $165 million due to the Micro Power and NeuroNexus acquisitions.

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

The Credit Facility requires the Company to maintain a rolling four quarter ratio of adjusted EBITDA to interest expense of at least 3.0 to 1.0, and a total leverage ratio of not greater than 4.0 to 1.0. The calculation of adjusted EBITDA and total leverage ratio excludes non-cash charges, extraordinary, unusual, or non-recurring expenses or losses, non-cash stock-based compensation, and non-recurring expenses or charges incurred in connection with permitted acquisitions. As of March 30, 2012, the Company was in compliance with all covenants.

The Credit Facility contains customary events of default. Upon the occurrence and during the continuance of an event of default, a majority of the lenders may declare the outstanding advances and all other obligations under the Credit Facility immediately due and payable.

The weighted average interest rate on borrowings under the Credit Facility as of March 30, 2012, was 2.13%. As of March 30, 2012, the Company had $345 million of borrowing capacity available under the Credit Facility. This borrowing capacity may vary from period to period based upon the debt levels of the Company as well as the level of EBITDA, which impacts the covenant calculations as described above.

Interest Rate Swaps –In 2008, the Company entered into three receive floating-pay fixed interest rate swaps indexed to the six-month LIBOR rate, in order to hedge against potential changes in cash flows on the Company’s outstanding debt, which was also indexed to the six-month LIBOR rate. As of March 30, 2012, none of these interest rate swaps remain outstanding. The receive variable leg of the interest rate swaps and the variable rate paid on the debt had the same rate of interest, excluding the credit spread, and reset and paid interest on the same dates. The Company accounted for these interest rate swaps as cash flow hedges. No portion of the change in fair value of the interest rate swaps during 2011 was considered ineffective. The amount recorded as Interest Expense related to the interest rate swaps was $0.2 million for the first quarter of 2011.

Convertible Subordinated Notes – In March 2007, the Company completed a private placement of $197.8 million of 2.25% convertible subordinated notes, due June 15, 2013 (“CSN”). CSN bear interest at 2.25% per annum, payable semi-annually, are due on June 15, 2013, and were issued at a 5% discount. The holders may convert the notes into shares of the Company’s common stock at a conversion price of $34.70 per share, which is equivalent to a conversion ratio of 28.8219 shares per $1,000 of principal. The conversion price and the conversion ratio will adjust automatically upon certain changes to the Company’s capitalization. The fair value of CSN as of March 30, 2012 was approximately $198 million and is based on recent sales prices.

The effective interest rate of CSN, which takes into consideration the amortization of the discount and deferred fees related to the issuance of these notes, is approximately 8.5%. The discount on CSN is being amortized to the maturity date of the convertible notes utilizing the effective interest method. As of March 30, 2012, the carrying amount of the discount related to the CSN conversion option was $12.0 million. As of March 30, 2012, the if-converted value of the CSN notes does not exceed their principal amount as the Company’s closing stock price of $24.52 per share did not exceed the conversion price of $34.70 per share.

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

The contractual interest and discount amortization for CSN were as follows (in thousands):

	Three Months Ended
	March 30,	April 1,
	2012	2011
Contractual interest	$1,113	$1,113
Discount amortization	2,689	2,516

The notes are convertible at the option of the holders at such time as: (i) the closing price of the Company’s common stock exceeds 150% of the conversion price of the notes for 20 out of 30 consecutive trading days; (ii) the trading price per $1,000 of principal is less than 98% of the product of the closing sale price of common stock for each day during any five consecutive trading day period and the conversion rate per $1,000 of principal; (iii) the notes have been called for redemption; (iv) the Company distributes to all holders of common stock rights or warrants entitling them to purchase additional shares of common stock at less than the average closing price of common stock for the ten trading days immediately preceding the announcement of the distribution; (v) the Company distributes to all holders of common stock any form of dividend which has a per share value exceeding 5% of the price of the common stock on the day prior to such date of distribution; (vi) the Company effects a consolidation, merger, share exchange or sale of assets pursuant to which its common stock is converted to cash or other property; (vii) the occurrence of the period beginning 60 days prior to but excluding June 15, 2013; and (viii) certain fundamental changes, as defined in the indenture governing the notes, occur or are approved by the Board of Directors.

Conversions in connection with corporate transactions that constitute a fundamental change require the Company to pay a premium make-whole amount, based upon a predetermined table as set forth in the indenture, whereby the conversion ratio on the notes may be increased by up to 7.0 shares per $1,000 of principal. The premium make-whole amount will be paid in shares of common stock upon any such conversion, subject to the net share settlement feature of the notes described below.

CSN contains a net share settlement feature that requires the Company to pay cash for each $1,000 of principal to be converted. Any amounts in excess of $1,000 will be settled in shares of the Company’s common stock, or at the Company’s option, cash. The Company has a one-time irrevocable election to pay the holders in shares of its common stock, which it currently does not plan to exercise.

CSN are redeemable by the Company at any time on or after June 20, 2012, or at the option of a holder, upon the occurrence of certain fundamental changes, as defined in the indenture, to the Company. The notes are subordinated in right of payment to all of the Company’s senior indebtedness and effectively subordinated to all debts and other liabilities of the Company’s subsidiaries.

Deferred Financing Fees—The change in deferred financing fees is as follows (in thousands):

At December 30, 2011	$3,149
Amortization during the period	(267)

At March 30, 2012	$2,882

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

7.	DEFINED BENEFIT PLANS

The Company is required to provide its employees located in Switzerland, Mexico and France certain statutorily mandated defined benefits. Under these plans, benefits accrue to employees based upon years of service, position, age and compensation. The defined benefit plan provided to the Company’s employees located in Switzerland is a funded contributory plan while the plans that provide benefits to the Company’s employees located in Mexico and France are unfunded and noncontributory. The liability and corresponding expense related to these benefit plans is based on actuarial computations of current and future benefits for employees.

The change in net defined benefit plan liability is as follows (in thousands):

At December 30, 2011	$5,569
Net defined benefit cost	312
Benefit payments	(299)
Foreign currency translation	199

At March 30, 2012	$5,781

Net defined benefit cost is comprised of the following (in thousands):

	Three Months Ended
	March 30,	April 1,
	2012	2011
Service cost	$285	$257
Interest cost	104	111
Amortization of net loss and prior service cost	31	19
Expected return on plan assets	(108)	(110)

Net defined benefit cost	$312	$277

8.	STOCK-BASED COMPENSATION

The components and classification of stock-based compensation expense were as follows (in thousands):

	Three Months Ended
	March 30,	April 1,
	2012	2011
Stock options	$678	$534
Restricted stock and units	1,509	993
401(k) stock contribution	—	1,220

Total stock-based compensation expense	$2,187	$2,747

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

	Three Months Ended
	March 30,	April 1,
	2012	2011
Cost of sales	$263	$1,005
Selling, general and administrative	1,817	1,489
Research, development and engineering	107	253

Total stock-based compensation expense	$2,187	$2,747

The weighted average fair value and assumptions used to value stock options granted are as follows:

	Three Months Ended
	March 30,	April 1,
	2012	2011
Weighted average fair value	$8.18	$9.42
Risk-free interest rate	0.83%	2.04%
Expected volatility	40%	40%
Expected life (in years)	5	5
Expected dividend yield	0%	0%

The following table summarizes time-vested stock option activity:

	Number of Time-Vested Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In Millions)
Outstanding at December 30, 2011	1,558,771	$23.42
Granted	348,212	22.14
Exercised	(6,450)	21.38
Forfeited or expired	(34,090)	24.10

Outstanding at March 30, 2012	1,866,443	$23.18	6.6	$4.0

Exercisable at March 30, 2012	1,294,612	$23.38	5.5	$2.9

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

The following table summarizes performance-vested stock option activity:

	Number of Performance- Vested Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In Millions)
Outstanding at December 30, 2011	478,364	$24.44
Exercised	(3,873)	22.19
Forfeited or expired	(177,733)	26.49

Outstanding at March 30, 2012	296,758	$23.24	5.1	$0.5

Exercisable at March 30, 2012	296,758	$23.24	5.1	$0.5

The following table summarizes time-vested restricted stock and unit activity:

	Time-Vested Activity	Weighted Average Fair Value
Nonvested at December 30, 2011	69,942	$22.69
Granted	79,805	23.43
Vested	(12,692)	21.74
Forfeited or expired	(1,465)	22.55

Nonvested at March 30, 2012	135,590	$23.21

The following table summarizes performance-vested restricted stock and unit activity:

	Performance- Vested Activity	Weighted Average Fair Value
Nonvested at December 30, 2011	529,743	$16.68
Granted	302,116	15.30
Vested	(7,000)	24.64
Forfeited or expired	(38,413)	15.74

Nonvested at March 30, 2012	786,446	$16.13

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

9.	OTHER OPERATING EXPENSES, NET

Other Operating Expenses, Net is comprised of the following (in thousands):

	Three Months Ended
	March 30, 2012	April 1, 2011
Orthopaedic facility optimization(a)	$344	$239
Medical device facility optimization(b)	329	—
ERP system upgrade(c)	895	—
Integration costs(d)	943	—
Asset dispositions and other(e)	234	(72)

	$2,745	$167

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

In 2011, the Company also initiated a multi-faceted plan to further enhance, optimize and leverage the Company’s Orthopaedics manufacturing infrastructure. This plan includes the transferring of production of certain Orthopaedic product lines to other lower cost manufacturing facilities and the consolidation of the Company’s Switzerland Orthopaedic operations. These initiatives are expected to be completed over the next two years.

The total capital investment expected to be incurred for these initiatives is between $50 million and $60 million, of which $25 million has been incurred. Total expense expected to be incurred for these initiatives is between $10 million and $15 million, of which $1 million has been incurred. All expenses will be recorded within the Greatbatch Medical segment and are expected to include the following:

•	Severance and retention—$2 million—$3 million;

•	Production inefficiencies, moving and revalidation—$2 million—$3 million;

•	Accelerated depreciation and asset write-offs—$2 million—$4 million;

•	Personnel—$3 million—$4 million; and

•	Other—$1 million.

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

The change in accrued liabilities related to the orthopaedic facility optimization is as follows (in thousands):

	Severance and Retention	Production Inefficiencies, Moving and Revalidation	Accelerated Depreciation/ Asset Write - offs	Personnel	Other	Total
At December 30, 2011	$—	$—	$—	$—	$—	$—
Restructuring charges	—	53	—	185	106	344
Cash payments	—	(53)	—	(185)	(106)	(344)

At March 30, 2012	$—	$—	$—	$—	$—	$—

(b) Medical device facility optimization. Near the end of 2011, the Company initiated plans to optimize and expand its manufacturing infrastructure in order to support its medical device strategy. This will include the transfer of certain product lines to create additional capacity for the manufacture of medical devices, expansion of two existing facilities, as well as the purchase of equipment to enable the production of medical devices. These initiatives are expected to be completed over the next two to three years. Total capital investment under these initiatives is expected to be between $15 million to $20 million of which approximately $1 million has been incurred to date. Total expenses expected to be incurred on these projects is between $2 million to $3 million of which $0.3 million has been incurred to date. All expenses will be recorded within the Greatbatch Medical segment and are expected to include the following:

•	Production inefficiencies, moving and revalidation—$0.5 million—$1 million;

•	Personnel—$1 million—$1.5 million; and

•	Other—$0.5 million.

The change in accrued liabilities related to the medical device facility optimization is as follows (in thousands):

	Production Inefficiencies, Moving and Revalidation	Personnel	Other	Total
At December 30, 2011	$—	$—	$—	$—
Restructuring charges	116	45	168	329
Cash payments	(116)	(45)	(168)	(329)

At March 30, 2012	$—	$—	$—	$—

(c) ERP system upgrade. In 2011, the Company initiated plans to upgrade its existing global ERP system. This initiative is expected to be completed over the next two years. Total capital investment to be incurred under this initiative is approximately $4 million to $5 million of which approximately $0.9 million has been incurred to date. Total expenses expected to be incurred on this initiative is between $5 million to $7 million of which $0.9 million has been incurred to date. Expenses related to this initiative will be recorded within the applicable segment and corporate cost centers that the expenditures relate to and include the following:

•	Consulting costs—$2 million—$3.5 million;

•	Training costs—$1 million; and

•	Accelerated depreciation and asset write-offs—$2 million – $2.5 million.

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

The change in accrued liabilities related to the ERP system upgrade is as follows (in thousands):

	Consulting Costs	Training Costs	Accelerated Depreciation /Asset Write-offs	Total
At December 30, 2011	$—	$—	$—	$—
Restructuring charges	159	—	736	895
Write-offs	—	—	(736)	(736)
Cash payments	(159)	—	—	(159)

At March 30, 2012	$—	$—	$—	$—

(d) Integration costs. During 2012, the Company incurred costs related to the integration of Micro Power and NeuroNexus. These expenses were primarily for retention bonuses, travel costs in connection with integration efforts, and severance, which will not be required or incurred after the integrations are completed.

(e) Asset dispositions, severance and other. During 2012 and 2011, the Company recorded write-downs (gains) in connection with various asset disposals, net of insurance proceeds received, if any.

10.	INCOME TAXES

The income tax provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the estimate of the annual effective tax rate is updated, and if the estimated effective tax rate changes, a cumulative adjustment is made. There is a potential for volatility of this effective tax rate due to several factors, including changes in the mix of pre-tax income and the jurisdictions to which it relates, changes in tax laws and foreign tax holidays, business acquisitions, settlements with taxing authorities and foreign currency fluctuations.

During the first quarter of 2012, the balance of unrecognized tax benefits decreased by $0.5 million as a result of the settlement of IRS audits for 2009 and 2010. Approximately $1.0 million of the balance of unrecognized tax benefits would favorably impact the effective tax rate (net of federal benefit on state issues), if recognized. It is reasonably possible that a reduction of up to $0.3 million of the balance of unrecognized tax benefits may occur within the next twelve months as a result of the expiration of applicable statutes of limitation.

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

11.	COMMITMENTS AND CONTINGENCIES

Litigation – The Company is a party to various legal actions arising in the normal course of business. While the Company does not believe that the ultimate resolution of any such pending actions will have a material effect on its results of operations, financial position, or cash flows, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material impact in the period in which the ruling occurs.

Product Warranties – The Company generally warrants that its products will meet customer specifications and will be free from defects in materials and workmanship. The Company accrues its estimated exposure to warranty claims based upon recent historical experience and other specific information as it becomes available.

The change in aggregate product warranty liability for the quarter is as follows (in thousands):

At December 30, 2011	$2,013
Additions to warranty reserve	50
Warranty claims paid	(178)
Foreign currency effect	13

At March 30, 2012	$1,898

Purchase Commitments – Contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase orders are normally based on our current manufacturing needs and are fulfilled by our vendors within short time horizons. We enter into blanket orders with vendors that have preferred pricing and terms, however these orders are normally cancelable by us without penalty. As of March 30, 2012, the total contractual obligation related to such expenditures is approximately $32.5 million and will be funded by existing cash and cash equivalents, cash flow from operations, or the Credit Facility. We also enter into contracts for outsourced services; however, the obligations under these contracts were not significant and the contracts generally contain clauses allowing for cancellation without significant penalty.

Operating Leases – The Company is a party to various operating lease agreements for buildings, equipment and software. Minimum future annual operating lease payments are as follows (in thousands):

Remainder of 2012	$2,994
2013	3,445
2014	3,478
2015	3,117
2016	2,856
Thereafter	2,895

Total estimated operating lease expense	$18,785

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

Foreign Currency Contracts – The Company has entered into forward contracts to purchase Mexican pesos in order to hedge the risk of peso-denominated payments associated with the operations at its Tijuana, Mexico facility. The impact to the Company’s results of operations from these forward contracts was as follows (in thousands):

	Three Months Ended
	March 30,	April 1,
	2012	2011
Increase (reduction) in Cost of Sales	$78	$(143)
Ineffective portion of change in fair value	—	—

Information regarding the Company’s outstanding foreign currency contracts as of March 30, 2012 is as follows (dollars in thousands):

		Aggregate
	Type of	Notional	Start	End		Fair	Balance Sheet
Instrument	Hedge	Amount	Date	Date	Pesos/$	Value	Location
FX Contract	Cash flow	$4,500	Jan-12	Dec-12	13.0354	$18	Current Assets
FX Contract	Cash flow	3,150	Jan-12	Dec-12	14.0287	252	Current Assets

Self-Insured Medical Plan – The Company self-funds the medical insurance coverage provided to its U.S. based employees. The risk to the Company is being limited through the use of stop loss insurance, which has an annual deductible of $0.2 million per covered participant. The maximum aggregate loss (the sum of all claims under the $0.2 million deductible) is limited to $13.5 million with a maximum benefit of $1.0 million. As of March 30, 2012, the Company has $1.8 million accrued related to the self-insurance of its medical plan, which is recorded in Accrued Expenses in the Condensed Consolidated Balance Sheet, and is primarily based upon claim history.

12.	EARNINGS PER SHARE (“EPS”)

The following table illustrates the calculation of Basic and Diluted EPS (in thousands, except per share amounts):

	Three Months Ended
	March 30,	April 1,
	2012	2011
Numerator for basic and diluted EPS:
Net income	$4,467	$11,944

Denominator for basic EPS:
Weighted average shares outstanding	23,420	23,200
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units	428	387

Denominator for diluted EPS	23,848	23,587

Basic EPS	$0.19	$0.51

Diluted EPS	$0.19	$0.51

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

The diluted weighted average share calculations do not include the following securities, which are not dilutive to the EPS calculations or the performance criteria have not been met:

	Three Months Ended
	March 30,	April 1,
	2012	2011
Time-vested stock options, restricted stock and restricted stock units	1,209,000	1,016,000
Performance-vested stock options and restricted stock units	552,000	529,000

For the 2012 and 2011 periods, no shares related to CSN were included in the diluted EPS calculations as the average share price of Company’s common stock for those periods did not exceed the conversion price of $34.70 per share.

13.	ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated Other Comprehensive Income is comprised of the following (in thousands):

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total Pre-Tax Amount	Tax	Net-of- Tax Amount
At December 30, 2011	$(2,660)	$(538)	$11,526	$8,328	$601	$8,929
Unrealized gain on cash flow hedges	—	886	—	886	(310)	576
Realized gain on cash flow hedges	—	(78)	—	(78)	27	(51)
Foreign currency translation gain	—	—	4,038	4,038	—	4,038

At March 30, 2012	$(2,660)	$270	$15,564	$13,174	$318	$13,492

14.	FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Fair value measurement standards apply to certain financial assets and liabilities that are measured at fair value on a recurring basis (each reporting period). For the Company, these financial assets and liabilities include its derivative instruments and accrued contingent consideration. The Company does not have any nonfinancial assets or liabilities that are measured at fair value on a recurring basis.

Foreign currency contracts—The fair value of foreign currency contracts are determined through the use of cash flow models that utilize observable market data inputs to estimate fair value. These observable market data inputs include foreign exchange rate and credit spread curves. In addition to the above, the Company receives fair value estimates from the foreign currency contract counterparty to verify the reasonableness of the Company’s estimates. The Company’s foreign currency contracts are categorized in Level 2 of the fair value hierarchy. The fair value of the Company’s foreign currency contracts will be realized as cost of sales as the inventory, to which the contracts are hedging the cash flows to produce, is sold, and is expected to be realized within the next twelve months.

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

Accrued contingent consideration – In circumstances where an acquisition involves a contingent consideration arrangement, the Company recognizes a liability equal to the fair value of the contingent payments it expects to make as of the acquisition date. The Company re-measures this liability each reporting period and records changes in the fair value through the condensed consolidated statement of operations. Increases or decreases in the fair value of the contingent consideration liability can result from changes in discount periods and rates, as well as changes in the timing, amount of, or the likelihood of achieving the applicable milestones.

The fair value of accrued contingent consideration recorded by the Company represents the estimated fair value of the contingent consideration the Company expects to pay to the former shareholders of NeuroNexus based upon the achievement of certain financial and development-based milestones. The fair value of the contingent consideration liability was estimated by discounting, to present value, contingent payments expected to be made. The Company used risk-adjusted discount rates ranging from 12 to 20 percent to derive the fair value of the expected obligations, which the Company believes is appropriate and representative of market participant assumptions. The Company’s accrued contingent consideration is categorized in Level 3 of the fair value hierarchy.

The following table provides information regarding assets and liabilities recorded at fair value on a recurring basis in the Company’s Condensed Consolidated Balance Sheet as of March 30, 2012 (in thousands):

	Fair Value Measurements Using
		Quoted
		Prices in	Significant
		Active Markets	Other	Significant
	At	for Identical	Observable	Unobservable
	March 30,	Assets	Inputs	Inputs
Description	2012	(Level 1)	(Level 2)	(Level 3)
Assets

Foreign currency contracts	$270	$—	$270	$—

Liabilities

Accrued contingent consideration	$1,500	$—	$—	$1,500

Fair Value of Other Financial Instruments

Convertible subordinated notes—The fair value of the Company’s convertible subordinated notes disclosed in Note 6 “Debt” was determined based upon recent third-party transactions for the Company’s notes in an inactive market. The Company’s convertible subordinated notes are valued for disclosure purposes utilizing Level 2 measurements of the fair value hierarchy.

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

15.	BUSINESS SEGMENT, GEOGRAPHIC AND CONCENTRATION RISK INFORMATION

The Company operates its business in two reportable segments – Greatbatch Medical and Electrochem Solutions (“Electrochem”). The Greatbatch Medical segment designs and manufactures medical devices and components for the cardiac rhythm management, neuromodulation, vascular access and orthopaedic markets. Additionally, Greatbatch Medical offers value-added assembly and design engineering services for products that incorporate Greatbatch Medical components. As a result of the strategy put in place over three years ago, Greatbatch Medical now offers its customers complete medical devices including design, development, manufacturing, regulatory submission and supporting worldwide distribution. This medical device strategy is being facilitated through the Company’s QiG Group and leverages the component technology of Greatbatch Medical and Electrochem in the Company’s core markets: cardiovascular, neuromodulation and orthopaedic. Once the QiG Group designs and develops a medical device, it is manufactured by Greatbatch Medical. The operating expenses (RD&E, SG&A) of the QiG Group are included within the Greatbatch Medical segment.

Electrochem designs, manufactures and distributes primary and rechargeable batteries, battery packs and wireless sensors for demanding applications in markets such as portable medical, energy, security, environmental monitoring and more.

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

	Three Months Ended
	March 30,	April 1,
	2012	2011
Sales:
Greatbatch Medical
CRM/Neuromodulation	$75,135	$78,037
Vascular Access	11,636	10,474
Orthopaedic	31,046	39,589

Total Greatbatch Medical	117,817	128,100
Electrochem	41,286	20,734

Total sales	$159,103	$148,834

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

	Three Months Ended
	March 30,	April 1,
	2012	2011
Segment income from operations:
Greatbatch Medical	$10,112	$18,947
Electrochem	4,471	4,407

Total segment income from operations	14,583	23,354
Unallocated operating expenses	(3,385)	(5,388)

Operating income as reported	11,198	17,966
Unallocated other expense	(5,079)	(139)

Income before provision for income taxes	$6,119	$17,827

	Three Months Ended
	March 30,	April 1,
	2012	2011
Sales by geographic area:
United States	$82,406	$65,201
Non-Domestic locations:
Puerto Rico	23,540	26,181
Belgium	15,338	18,969
United Kingdom & Ireland	12,357	10,493
Rest of world	25,462	27,990

Total sales	$159,103	$148,834

Four customers accounted for a significant portion of the Company’s sales as follows:

	Three Months Ended
	March 30,	April 1,
	2012	2011
Customer A	20%	22%
Customer B	13%	17%
Customer C	10%	14%
Customer D	7%	7%

	50%	60%

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

Long-lived tangible assets by geographic area are as follows (in thousands):

	As of
	March 30,	December 30,
	2012	2011
United States	$118,100	$113,693
Rest of world	32,800	32,113

Total	$150,900	$145,806

16.	IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In the normal course of business, management evaluates all new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”), Securities and Exchange Commission, Emerging Issues Task Force, American Institute of Certified Public Accountants or other authoritative accounting bodies to determine the potential impact they may have on the Company’s Condensed Consolidated Financial Statements. Based upon this review, management does not expect any of the recently issued accounting pronouncements, which have not already been adopted, to have a material impact on the Company’s Condensed Consolidated Financial Statements

In December 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-11 “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” This ASU requires companies to provide information about trading in financial instruments and related derivatives in expanded disclosures, creates new disclosure requirements about the nature of an entity’s rights of offset and related arrangements associated with its financial instruments and derivative instruments. The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods therein, with retrospective application required. When adopted, this ASU will not have a material impact on the Company’s Condensed Consolidated Financial Statements as it only changes the disclosures surrounding the Company’s offsetting assets and liabilities.

In September 2011, the FASB issued ASU No. 2011-08 “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” This ASU modifies the impairment test for goodwill intangibles. Under the revised guidance, entities performing their annual goodwill impairment test have the option of performing a qualitative assessment before calculating the fair value of the reporting unit (i.e., step 1 of the goodwill impairment test). If entities determine, on the basis of this qualitative assessment, that the fair value of the reporting unit is more likely than not (i.e., a likelihood of more than 50 percent) less than the carrying amount, the two-step goodwill impairment test would be required. ASU No. 2011-08 is effective for the Company beginning in fiscal year 2012. Early adoption is permitted. The Company did not adopt ASU No. 2011-08 for its 2011 annual goodwill impairment test. This ASU did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

In June 2011, the FASB issued ASU No. 2011-05 “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” This ASU provides companies two choices for presenting net income and comprehensive income: in a single continuous statement, or in two separate, but consecutive, statements. Presenting comprehensive income in the statement of equity is no longer an option. ASU No. 2011-05 is effective for the Company beginning in fiscal year 2012. In December 2011, the FASB issued ASU No. 2011-12 “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” which delays the effective date of certain provisions of ASU No. 2011-05 related to the presentation of reclassification adjustments out of accumulated other comprehensive income. During the first quarter of 2012, the Company adopted the provisions of ASU No. 2011-05 that were effective for 2012 and has elected to present net income and comprehensive income in a single continuous statement.

In May 2011, the FASB issued ASU No. 2011-04 “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU No. 2011-04 establishes a global standard for applying fair value measurement. In addition to a few updates to the measurement guidance, ASU No. 2011-04 includes enhanced disclosure requirements. The most significant change for companies reporting under U.S. GAAP is an expansion of the disclosures required for “Level 3” measurements; that is, measurements based on unobservable inputs, such as a company’s own data. This update is effective for the Company beginning in fiscal year 2012. ASU No. 2011-04 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Business

We operate our business in two reportable segments – Greatbatch Medical and Electrochem Solutions (“Electrochem”). The Company’s customers include large multi-national original equipment manufacturers (“OEMs”). Greatbatch Medical designs and manufactures medical devices and components for the cardiac rhythm management (“CRM”), neuromodulation, vascular access and orthopaedic markets. Additionally, Greatbatch Medical offers value-added assembly and design engineering services for products that incorporate Greatbatch Medical components. As a result of the strategy put in place over three years ago, Greatbatch Medical now offers its customers complete medical devices including design, development, manufacturing, regulatory submission and supporting worldwide distribution. This medical device strategy is being facilitated through the QiG Group (“QiG”) and leverages the component technology of Greatbatch Medical and Electrochem in our core markets: cardiovascular, neuromodulation and orthopaedic. Once QiG designs and develops a medical device, it is manufactured by Greatbatch Medical. The operating expenses of QiG are included within the Greatbatch Medical segment.

Electrochem provides technology solutions where safety, reliability, quality and durability are critical. Electrochem’s customized primary (non-rechargeable) and secondary (rechargeable) battery solutions are used in markets such as portable medical, energy, military, environmental and more. Electrochem’s product lines cover a number of highly-customized battery-powered applications in remote and demanding environments, including down hole drilling tools, military communication devices, automated external defibrillators, oceanographic buoys and more. Electrochem’s primary and secondary power solutions and wireless sensing systems are used in markets where failure is not an option.

Our Acquisitions

On December 15, 2011, Electrochem acquired all of the outstanding stock of Micro Power Electronics, Inc. (“Micro Power”) headquartered in Beaverton, OR. Micro Power is a leading supplier of custom battery solutions, serving the portable medical, military and handheld automatic identification and data collection markets. Micro Power’s commercial portfolio is highly complementary to the products and services offered by Electrochem. The results of Micro Power’s operations were included in our Electrochem segment from the date of acquisition. The aggregate purchase price of Micro Power was $71.8 million, which we funded with cash on hand at Greatbatch and $45 million borrowed under our revolving credit facility. Total assets acquired from Micro Power were $88.2 million, of which $60.7 million were intangible assets.

On February 16, 2012, we purchased all of the outstanding common stock of NeuroNexus Technologies, Inc. (“NeuroNexus”) headquartered in Ann Arbor, MI. NeuroNexus is an active implantable medical device design firm specializing in developing and commercializing high-value neural interface technology, components and systems for neuroscience and clinical markets. NeuroNexus has an extensive intellectual property portfolio, core technologies and capabilities to support the development and manufacturing of innovative neural interface devices across a wide range of functions including neuromodulation, sensing, optical stimulation and targeted drug delivery applications. The results of NeuroNexus were included in our Greatbatch Medical segment from the date of acquisition. The aggregate purchase price of NeuroNexus was $13.2 million, which we funded with cash on hand at Greatbatch and $10 million borrowed under our revolving credit facility. Total assets acquired from NeuroNexus were $14.6 million, of which $12.3 million were intangible assets.

Our Customers

Greatbatch Medical customers include leading OEMs, in alphabetical order here and throughout this report, such as Biotronik, Boston Scientific, Johnson & Johnson, Medtronic, Smith & Nephew, Sorin Group, St. Jude Medical, Stryker and Zimmer. The nature and extent of our selling relationships with each OEM varies in terms of breadth of products purchased, purchased product volumes, length of contractual commitment, ordering patterns, inventory management and selling prices. During the three months ended March 30, 2012, Boston Scientific, Johnson & Johnson, Medtronic and St. Jude Medical collectively accounted for 50% of total Greatbatch consolidated sales.

Our Electrochem customers are primarily companies involved in demanding markets where highly sophisticated power solutions or wireless sensing needs exist, such as energy, portable medical, military and environmental. Some of our larger OEM customers include General Electric, Halliburton Company, Scripps Institution of Oceanography, Thales, Weatherford International and Zoll Medical Corp.

Financial Overview

First quarter 2012 sales increased 7% over the prior year period to $159.1 million. This increase was primarily driven by our acquisitions, which added $20.9 million to sales, as well as an 11% increase in Vascular Access revenue. On an organic constant currency basis, sales for the first quarter declined 6% versus the prior year due to the tough comparables within our CRM and Orthopaedic product lines, which included the benefit of customer product launches and inventory builds in 2011.

We prepare our financial statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Additionally, we consistently report and discuss in our quarterly earnings releases and investor presentations adjusted operating income and margin, adjusted net income and adjusted earnings per diluted share. These adjusted amounts consist of GAAP amounts excluding the following adjustments to the extent they occur during the period: (i) facility consolidation, manufacturing transfer and system integration charges, (ii) asset write-down and disposition charges, (iii) severance charges in connection with corporate realignments or a reduction in force (iv) the impact of non-cash charges to interest expense due to the accounting change governing convertible debt, (v) unusual or infrequently occurring items, (vi) certain R&D expenditures (such as medical device design verification testing (“DVT”) expenses), (vii) gain/loss on the sale of investments and (viii) the income tax (benefit) related to these adjustments. We believe that reporting these amounts provides important supplemental information to our investors and creditors seeking to understand the financial and business trends relating to our financial condition and results of operations. Additionally, certain performance-based compensation incentives provided to our executives are determined utilizing these adjusted amounts.

GAAP operating income for the first quarter of 2012 was $11.2 million, compared to $18.0 million for the 2011 first quarter. This decrease was primarily due to production inefficiencies incurred at our European Orthopaedic facilities, increased investment in the research and development of complete medical devices, as well as cost incurred in connection with our cost savings and consolidation initiatives. Adjusted operating income was $15.5 million, or 9.8% of sales in the first quarter of 2012, compared to $18.7 million, or 12.6% of sales, for the comparable 2011 period. Similar to GAAP operating income, this decrease reflects the production inefficiencies at our European Orthopaedic facilities and increased investment in the research and development of complete medical devices. The decline in both GAAP and adjusted operating income during the quarter were partially offset by the operating income from the acquired Micro Power business, as well as lower performance-based compensation.

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

Consolidated annual sales for 2012 are projected to be approximately $645 million to $665 million. This would equate to an increase of 13% to 17% over 2011 and includes the full year benefit of the acquisition of Micro Power. On an organic basis, revenue growth for 2012 is expected to be flat to low single digits. For 2012, adjusted diluted EPS is expected to be in the range of $1.75 to $1.85 per diluted share. This would equate to an increase of 4% to 10% over 2011 adjusted diluted EPS. Adjusted diluted EPS is GAAP diluted EPS excluding the after-tax impact of the adjusted amounts described above and $9.1 million ($5.9 million net of tax) of non-cash convertible debt interest expense. This guidance also assumes approximately 24 million average diluted shares outstanding and an effective tax rate of 36%.

A reconciliation of GAAP operating income to adjusted amounts is as follows (in thousands):

	Three Months Ended
	March 30,	April 1,
	2012	2011
Operating income as reported	$11,198	$17,966
Adjustments:
Inventory step-up amortization (COS)	532	—
Medical device DVT expenses (RD&E)	1,040	590
Consolidation and optimization costs	1,568	239
Integration expenses	943	—
Asset dispositions and other	234	(72)

Adjusted operating income	$15,515	$18,723

Adjusted operating margin	9.8%	12.6%

GAAP and adjusted diluted EPS for the first quarter 2012 were $0.19 and $0.37 per share, respectively, compared to $0.51 and $0.46 per share, respectively, for the first quarter 2011. As previously disclosed, the 2011 GAAP amounts include a $4.5 million ($3.0 million net of tax) gain from the sale of a cost method investment.

A reconciliation of GAAP net income and diluted EPS to adjusted amounts is as follows (in thousands, except per share amounts):

	Three Months Ended
	March 30,	April 1,
	2012	2011
Income before taxes as reported	$6,119	$17,827
Adjustments:
Inventory step-up amortization (COS)	532	—
Medical device DVT expenses (RD&E)	1,040	590
Consolidation and optimization costs	1,568	239
Integration expenses	943	—
Asset dispositions and other	234	(72)
Gain on sale of cost method investment	—	(4,549)
CSN conversion option discount amortization	2,221	2,062

Adjusted income before taxes	12,657	16,097
Adjusted provision for income taxes	3,940	5,278

Adjusted net income	$8,717	$10,819

Adjusted diluted EPS	$0.37	$0.46

Number of shares	23,848	23,587

Our CEO’s View

As expected, first quarter operating results were below the prior year given tough comparables within our CRM and Orthopaedic product lines and the planned increased investment in the development of complete medical devices. With that said, we did experience operational issues during the quarter within our European Orthopaedic facilities, which included product development and manufacturing inefficiencies that resulted in delayed shipments and lost business. We have already begun to aggressively address these issues, which includes our plan initiated in 2011 to enhance, optimize and further leverage our Orthopaedic operations. We expect our results to improve as the year progresses, driven by moderate growth in our underlying markets in the second half of the year, further commercialization of our medical device pipeline, and operational improvements that will come from further integration of our recent acquisitions and consolidation of our Orthopaedic operations.

During the quarter, our medical device initiatives continued to gain traction as program regulatory milestones were achieved and product commercialization efforts continued. While these programs create heavy demands upon resources within the Company and drive increased expenses, they also will deliver renewed organic growth within our Greatbatch Medical and Electrochem businesses over the longer run.

Despite the slower growth in our underlying markets, we are positioned to implement a more aggressive growth strategy to drive increased revenue and profits. This growth will primarily come from three areas – Core Business, Targeted Acquisitions and Innovative Medical Devices – and will drive increased revenue and profits.

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

As part of the natural evolution of our Company, in 2008, we created the QiG Group in order to help facilitate the development of complete medical devices for our customers. In creating QiG, we pooled and focused the tremendous talent, resources and capacity for innovation within our organization. Today, QiG encompasses over 150 research and development professionals working in facilities in six states and focused on three compelling therapeutic areas: cardiovascular, neuromodulation and, longer-term, orthopaedics. Additionally, QiG has established relationships with nearly a dozen key physicians who are highly specialized in these areas. These key opinion leaders are helping us to design medical devices from the ground up with features that will meet the needs of today’s practicing clinicians.

Within QiG, we are utilizing a disciplined and diversified portfolio approach with three investment modes—strategic equity investments in start-up companies, OEM customer discrete projects, and independently developing new medical devices to be sold or licensed to an OEM partner. QiG employs a disciplined and thorough process for evaluating these opportunities. A scorecard process is utilized to review and select the most strategically valuable ideas to pursue, taking into account a host of variables including the market opportunity, regulatory pathway and reimbursement; market need and market potential; intellectual property and projected financial return.

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

We are currently in various stages of production or development on over 15 medical devices, either through partnerships with our OEM customers or independently. While we do not discuss each of these projects individually each quarter, we will discuss significant milestones as they occur. Some of the medical device projects that we currently are working on include:

Cardiovascular portfolio—Venous and arterial introducers, anti-microbial coatings, steerable delivery systems, and MRI conditional brady, gastric stimulation and sleep apnea leads. During the first quarter of 2012, we received FDA 510(k) clearance on our transradial catheter sheath introducer and steerable delivery sheath for AF ablation and received the CE mark for distribution of our transseptal needle that supports access and delivery of ablation therapies for Atrial Fibrillation. We expect sales of these medical devices to ramp up during the second half of 2012.

Neuromodulation portfolio – Algostim spinal cord stimulator for the treatment of chronic pain of the trunk and limbs. We are in the final stages of development of this device and are working our way through the design verification testing phase for the many components of this device. It is our objective to complete the design verification testing and submit our premarket approval application (“PMA”) by the end of the year and our team is working very diligently to meet those objectives. With that said, there is still a significant amount of work that remains to be completed.

Cost Savings and Consolidation Efforts

In 2012 and 2011, we recorded charges in Other Operating Expenses, Net in the Condensed Consolidated Statements of Operations and Comprehensive Income in connection with various cost savings and consolidation initiatives. These initiatives were undertaken to improve our operational efficiencies and profitability. Additional information regarding the timing, cash flow and amount of future expenditures is set forth in Note 9 “Other Operating Expenses, Net” of the Notes to Condensed Consolidated Financial Statements contained in Item 1 of this report, as well as the “Liquidity and Capital Resources” section of this Item.

In 2011, we began construction on an 80,000 square foot manufacturing facility in Allen County, IN, which is expected to be completed by mid-2012. In 2011, we also initiated a multi-faceted plan to further enhance, optimize and leverage our Orthopaedics operations. This plan includes the transferring production of certain Orthopaedic product lines to other lower cost manufacturing facilities and the consolidation of our Switzerland Orthopaedic operations. Total capital investment under these initiatives is expected to be between $50 million and $60 million of which approximately $25 million has been incurred to date. Total expenses expected to be incurred on these projects is between $10 million to $15 million of which approximately $1 million has been incurred to date.

Near the end of 2011, we initiated plans to optimize and expand our manufacturing infrastructure in order to support our medical device strategy. This will include the transfer of certain product lines to create additional capacity for the manufacture of medical devices, expansion of two of our existing facilities, as well as the purchase of equipment. These initiatives are expected to be completed over the next two to three years. Total capital investment under these initiatives is expected to be between $15 million to $20 million of which approximately $1 million has been incurred to date. Total expenses expected to be incurred on these projects is between $2 million to $3 million of which $0.3 million has been incurred to date.

After we implement these plans over the next two to three years, we expect the above initiatives to generate approximately $4 million to $7 million of annual cost savings.

In 2011, we initiated plans to upgrade our existing global ERP system. This initiative is expected to be completed over the next two years. Total capital investment to be incurred under this initiative is approximately $4 million to $5 million of which approximately $0.9 million has been incurred to date. Total expenses expected to be incurred on this initiative is between $5 million to $7 million of which $0.9 million has been incurred to date.

Government Regulation

The Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act (collectively “Health Care Reform”) legislated broad-based changes to the U.S. health care system that could significantly impact our business operations and financial results, including higher or lower revenue, as well as higher employee medical costs and taxes. Health Care Reform imposes significant new taxes on OEMs of medical devices, which will result in a significant increase in the tax burden on our industry and which could have a material negative impact on our financial condition, results of operations and our cash flows. Other elements of Health Care Reform such as comparative effectiveness research, an independent payment advisory board, payment system reforms including shared savings pilots and other provisions could meaningfully change the way healthcare is developed and delivered, and may materially impact numerous aspects of our business, results of operations and financial condition. Many significant parts of Health Care Reform will be phased in over the next several years and require further guidance and clarification in the form of regulations. As a result, many of the impacts of Health Care Reform will not be known until those regulations are enacted.

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

Our Financial Results

We utilize a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31st. For 52-week years, each quarter contains 13 weeks. The first quarter of 2012 and 2011 ended on March 30, and April 1, respectively. The commentary that follows should be read in conjunction with our Condensed Consolidated Financial Statements and related notes and with the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K for the fiscal year ended December 30, 2011.

The following table presents certain selected financial information derived from our Condensed Consolidated Financial Statements for the periods presented (dollars in thousands, except per share data):

	Three Months Ended
	March 30,	April 1,	$	%
	2012	2011	Change	Change
Sales:
Greatbatch Medical
CRM/Neuromodulation	$75,135	$78,037	$(2,902)	-4%
Vascular Access	11,636	10,474	1,162	11%
Orthopaedic	31,046	39,589	(8,543)	-22%

Total Greatbatch Medical	117,817	128,100	(10,283)	-8%
Electrochem	41,286	20,734	20,552	99%

Total sales	159,103	148,834	10,269	7%
Cost of sales	112,215	101,664	10,551	10%

Gross profit	46,888	47,170	(282)	-1%
Gross profit as a % of sales	29.5%	31.7%
Selling, general and administrative expenses (SG&A)	19,034	18,649	385	2%
SG&A as a % of sales	12.0%	12.5%
Research, development and engineering costs, net (RD&E)	13,911	10,388	3,523	34%
RD&E as a % of sales	8.7%	7.0%
Other operating expenses, net	2,745	167	2,578	NA

Operating income	11,198	17,966	(6,768)	-38%
Operating margin	7.0%	12.1%
Interest expense	4,359	4,274	85	2%
Interest income	—	(8)	8	NA
Gain on sale of cost method investment	—	(4,549)	4,549	NA
Other expense, net	720	422	298	71%
Provision for income taxes	1,652	5,883	(4,231)	-72%
Effective tax rate	27.0%	33.0%

Net income	$4,467	$11,944	$(7,477)	-63%

Net margin	2.8%	8.0%
Diluted earnings per share	$0.19	$0.51	$(0.32)	-63%

Sales

First quarter 2012 consolidated sales increased 7% over the prior year period to $159.1 million. This increase was primarily driven by our acquisitions, which added $20.9 million to sales, as well as an 11% increase in Vascular Access revenue. First quarter results also included the impact of foreign currency exchange rate fluctuations, which lowered sales by approximately $1 million in comparison to the prior year. On an organic constant currency basis, sales for the first quarter declined 6% versus the prior year due to the tough comparables within our CRM and Orthopaedic product lines, which included the benefit of customer product launches and inventory builds in 2011.

Greatbatch Medical – CRM and Neuromodulation sales of $75.1 million for the first quarter 2012 decreased 4% compared to the prior year period. During the quarter, CRM revenue continued to be impacted by the overall slowdown in the underlying market. Additionally, first quarter 2011 CRM sales included the benefit of customer inventory builds to support their product launches, which did not reoccur in the 2012 period.

Given the recent negative publicity surrounding CRM devices that has been in the news recently, we would like to reiterate that our visibility to customer ordering patterns is over a relatively short period of time. Any significant customer field actions or relative market share shifts among OEM manufacturers’ could have a material impact on our operating results. Additionally, our customers have inventory management programs, alternative supply arrangements, and vertical integration plans which could materially impact our sales. Finally, we face pricing pressures from our customers and in particular our four largest OEM customers upon which a significant portion of our sales is dependent. We expect these pressures on CRM revenue to continue for the foreseeable future.

First quarter 2012 sales for our Vascular Access product line increased 11% to $11.6 million, compared to prior year sales of $10.5 million. This increase was primarily due to increased introducer sales as a result of a combination of market growth and new business, including the sales of complete medical devices that were developed under the Greatbatch name.

As discussed more fully in Item 1A “Risk Factors” contained in our Form 10-K, our business depends on a continuous supply of raw materials from a limited number of suppliers. If an unforeseen interruption of supply were to occur, we may be unable to obtain substitute sources for these raw materials on a timely basis or on terms acceptable to us, which could harm our ability to manufacture our products profitably or on time. Additionally, we may be unable to quickly establish additional or replacement suppliers for these materials as there are a limited number of worldwide suppliers. During the first quarter of 2012, one of the companies in our extended supply chain for cyclododecatriene (“CDT”), which we use to manufacture catheters, experienced a fire at one of its facilities and production is expected to be down until the fourth quarter of 2012. For this raw material, we maintain minimum safety stock levels and are actively working with vendors to secure supply. Accordingly, we do not anticipate that this interruption in supply will materially impact our results of operations.

Orthopaedic product line sales of $31.0 million for the first quarter 2012 declined 22% (19% constant currency) from the $39.6 million for the first quarter of 2011. Foreign currency exchange rate fluctuations decreased Orthopaedic revenue by approximately $1 million in the first quarter of 2012 in comparison to the prior year. The remaining decline in first quarter 2012 Orthopaedic sales in comparison to 2011 was a result of fewer customer product launches and product development opportunities. In comparison to the sequential 2011 fourth quarter, Orthopaedic constant currency revenue declined 1%.

Electrochem – First quarter 2012 sales for the Electrochem business segment increased $20.6 million to $41.3 million versus $20.7 million for the comparable 2011 period. First quarter 2012 Electrochem sales included $20.6 million of revenue related to the acquisition of Micro Power in December 2011. On an organic basis, Electrochem revenue was consistent with the prior year despite tough comparables with the first quarter of 2011, which included the benefit of customer inventory restocking.

2012 Sales Outlook – At the beginning of the year, we provided our expectations for annual 2012 sales growth by each of our major product lines. These growth rates equated to consolidated annual sales in the range of approximately $645 million to $665 million for 2012. As indicated last quarter, we expect revenue for Greatbatch Medical for the first half of 2012 to be below 2011 levels, but rebound in the second half of the year as comparisons ease, the underlying markets moderately improve and as we further commercialize our medical device pipeline. Given the softness that we are seeing in our Orthopaedic product line, achieving the revenue growth assumptions previously provided for that product line is proving to be more difficult than originally contemplated. With that said, we still expect to achieve our 13% to 17% growth guidance for total sales set at the beginning of the year, given the diversification within our revenue base, and includes organic growth of zero to low single digits.

Gross Profit

Changes to gross profit as a percentage of sales from the prior year were due to the following:

Change From Prior Year
Three Months
Impact of acquisitions(a)	-1.3%
Capacity & productivity(b)	-3.6%
Performance-based compensation(c)	1.3%
Mix Change(d)	1.6%
Other	-0.2%

Total percentage point change to gross profit as a percentage of sales	-2.2%

(a)	During the first quarter of 2012, the Micro Power acquisition was accretive to our gross profit. However, as a percentage of sales, gross profit was negatively impacted by the acquisition of Micro Power, which had a lower gross margin due to its higher percentage of material costs in comparison to our legacy businesses. Additionally, during the first quarter of 2012 we recognized $0.5 million of inventory step-up amortization in connection with this acquisition which will not reoccur in subsequent periods. We are currently in the process of integrating Micro Power into our manufacturing processes which is expected to modestly improve our cost of sales percentage.
(b)	Our gross profit percentage was negatively impacted during the first quarter of 2012 due to lower sales volumes for the CRM and Orthopaedic product lines and production inefficiencies at our European Orthopaedic facilities. We have aggressively begun to right-size our Orthopaedic cost structure and, as previously announced, have further plans to enhance, optimize and leverage this business which we began implementing in 2011.
(c)	Amount represents lower performance-based compensation recorded based upon the results of the current quarter. Performance-based compensation for the remainder of 2012 is expected to increase as our revenue and operating results improve.
(d)	Excluding the impact of the Micro Power acquisition discussed in (a) above, our gross profit percentage was positively impacted by an increase in sales of higher margin products from our legacy businesses, which primarily included medical batteries and filtered feedthroughs.

We expect that our gross profit margin will continue to improve as the CRM and Orthopaedic markets rebound in the second half of the year. Over the long-term, we expect our gross profit margin to improve as more system and device level products are introduced, which typically earn a higher margin.

SG&A Expenses

Changes to SG&A expenses from the prior year were due to the following (in thousands):

Change From Prior Year
Three Months
Impact of acquisitions(a)	$2,645
Performance-based compensation(b)	(1,029)
Medical device strategy communication(c)	(500)
Other	(731)

Net increase in SG&A	$385

(a)	Amount represents the incremental SG&A expenses related to the acquisition of Micro Power and NeuroNexus.
(b)	Amount represents lower performance-based compensation recorded based upon the results of the current quarter. Performance-based compensation for the remainder of 2012 is expected to increase as our revenue and operating results improve.
(c)	Amount represents the costs incurred during the first quarter of 2011 in connection with the communication of our medical device strategy to shareholders, customers and associates including costs incurred for our Investor Day.

RD&E Expenses, Net

Net RD&E costs are comprised of the following (in thousands):

	Three Months Ended
	March 30,	April 1,
	2012	2011
Research and development costs	$5,655	$3,879

Engineering costs	9,639	8,910
Less cost reimbursements	(1,383)	(2,401)

Engineering costs, net	8,256	6,509

Total RD&E, net	$13,911	$10,388

Net RD&E for the 2012 first quarter increased $3.5 million to $13.9 million compared to 2011. First quarter 2012 results include lower cost reimbursements from customers of $1.0 million, primarily due to the timing of the achievement of contractual milestones, as well as $0.8 million of incremental expense from our acquisitions. Additionally, the 2012 first quarter includes $7.0 million of RD&E related to the development of medical devices, compared to $4.8 million in 2011, and included $1.0 million and $0.6 million, respectively, of DVT costs in connection with the QiG Group’s development of a neuromodulation platform. Over the long-term, we expect net RD&E to remain around 8.5% to 9.0% of sales.

Other Operating Expenses, Net

Other operating expenses, net are comprised of the following (in thousands):

	Three Months Ended
	March 30,	April 1,
	2012	2011
Orthopaedic facility optimization(a)	$344	$239
Medical device facility optimization(a)	329	—
ERP system upgrade(a)	895	—
Integration costs(b)	943	—
Asset dispositions and other(c)	234	(72)

Total other operating expenses, net	$2,745	$167

(a)	Refer to “Cost Savings and Consolidation Efforts” section of this Item and Note 9 “Other Operating Expenses, Net” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 for disclosures related to the timing and level of remaining expenditures for these initiatives.
(b)	During 2012, we incurred costs related to the integration of Micro Power and NeuroNexus. These expenses were primarily for retention bonuses, travel costs in connection with integration efforts, and severance, which will not be required or incurred after the integrations are completed.
(c)	During 2012 and 2011, we recorded write-downs (gains) in connection with various asset disposals, net of insurance proceeds received, if any.

Interest Expense and Interest Income

Interest expense and income for the first quarter of 2012 were relatively consistent with the same period of 2011.

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

Provision for Income Taxes

The effective tax rate (including discrete items) for the three months ended March 30, 2012 was 27% versus 33% for the comparable 2011 period primarily as a result of the settlement of the IRS audit for 2009 and 2010. We expect our annual effective rate for 2012 to be approximately 36%, which does not include the federal research and development tax credit, which expired at the end of 2011. There is a potential for volatility of this effective tax rate due to several factors, including changes in the mix of pre-tax income and the jurisdictions to which it relates, changes in tax laws and foreign tax holidays, business acquisitions, settlements with taxing authorities and foreign currency fluctuations.

We believe it is reasonably possible that a reduction of up to $0.3 million of the balance of unrecognized tax benefits may occur within the next twelve months as a result of the expiration of applicable statutes of limitation, which would positively impact the effective tax rate in the period of reduction.

Liquidity and Capital Resources

	As of
	March 30,	December 30,
(Dollars in thousands)	2012	2011
Cash and cash equivalents(a)	$9,534	$36,508
Working capital(a)	$174,804	$170,907
Current ratio(a)	3.24	2.82

(a)	The decrease in cash and cash equivalents from the end of 2011 was primarily due to the cash used in connection with our acquisitions, as well as the purchase of property plant and equipment during the quarter. Additionally, the increase in the current ratio during the quarter was primarily a result of the cash generated by net income, which was used to pay down accrued expenses, primarily 2011 performance based compensation.

Revolving Line of Credit – We have a senior credit facility (the “Credit Facility”) consisting of a $400 million revolving line of credit, which can be increased to $600 million upon our request and approval by a majority of the lenders. The Credit Facility also contains a $15 million letter of credit subfacility and a $15 million swingline subfacility. The Credit Facility has a maturity date of June 24, 2016; provided, however, if our convertible notes are not repaid in full, modified or refinanced before March 1, 2013, the maturity date of the 2011 Credit Facility shall be March 1, 2013.

The Credit Facility is supported by a consortium of fourteen banks with no bank controlling more than 19% of the facility. As of March 30, 2012, each bank supporting the Credit Facility has an S&P credit rating of at least BBB or better, which is considered investment grade.

The Credit Facility requires us to maintain a rolling four quarter ratio of adjusted EBITDA to interest expense of at least 3.0 to 1.0. For the twelve month period ended March 30, 2012, our ratio of adjusted EBITDA to interest expense, calculated in accordance with our credit agreement, was 18.0 to 1.00, well above the required limit. The Credit Facility also requires us to maintain a total leverage ratio of not greater than 4.0 to 1.0. As of March 30, 2012, our total leverage ratio, calculated in accordance with our credit agreement, was 2.35 to 1.00, well below the required limit.

The Credit Facility contains customary events of default. Upon the occurrence and during the continuance of an event of default, a majority of the lenders may declare the outstanding advances and all other obligations under the Credit Facility immediately due and payable. See Note 6 “Debt” of the Notes to Condensed Consolidated Financial Statements in this report for a more detailed description of the Credit Facility.

As of March 30, 2012, we had $345 million of borrowing capacity available under the Credit Facility. This amount may vary from period to period based upon our debt and EBITDA levels, which impacts the covenant calculations. We believe that our cash flow from operations and the Credit Facility provide adequate liquidity to meet our short- and long- term funding needs.

Operating activities – Cash flows from operations for the first quarter of 2012 were breakeven, but are expected to return to their normalized level starting with the second quarter of 2012. The decrease of approximately $25 million from the prior year first quarter was primarily due to our lower operating income, the payment of a higher level of performance-based compensation in 2012 based upon 2011 results, and the timing of receipt of payment from one of our larger OEM customers, which has been subsequently collected.

Investing activities – Net cash used in investing activities for the first three months of 2012 were $27.0 million. This included $17.2 million of cash used in connection with our purchase of NeuroNexus and Micro Power, as well as $9.8 million used for the purchase of property, plant and equipment in connection with the consolidation and optimization initiatives discussed in the “Cost Savings and Consolidation Efforts” section of this Item and routine capital expenditures. Our current expectation is that capital spending for the remainder of 2012 will be in the range of $20 million to $30 million, of which approximately half is discretionary in nature. We anticipate that cash on hand, cash flow from operations and availability under our Credit Facility will be sufficient to fund these capital expenditures. As part of our growth strategy, we have and will continue to consider targeted and opportunistic acquisitions.

Financing activities – Net cash flows from financing activities for the first three months of 2012 were consistent with the prior year. Going forward, we expect excess cash flow from operations to be used to pay down outstanding debt.

We currently have outstanding $197.8 million of convertible subordinated notes, which are due to mature on June 15, 2013. We are currently analyzing various refinancing alternatives for these notes including using the availability under the Credit Facility to repay this long-term debt, which is specifically allowed under the terms of the Credit Facility.

Capital Structure – As of March 30, 2012, our capital structure consisted of $197.8 million of convertible subordinated notes, $55.0 million of debt under our Credit facility and 23.6 million shares of common stock outstanding. Additionally, we had $9.5 million in cash and cash equivalents, which we believe is sufficient to meet our short-term operating cash needs. If necessary, we currently have access to $345 million of borrowing capacity under the Credit Facility and are authorized to issue 100 million shares of common stock and 100 million shares of preferred stock. The market value of our outstanding common stock since our initial public offering has exceeded our book value; accordingly, we believe that if needed we can access public markets to raise additional capital. We believe that our capital structure provides adequate funding to meet our growth objectives. We continuously evaluate our capital structure, including our convertible notes, as it relates to our anticipated long-term funding needs. Changes to our capital structure may occur as a result of this analysis, or changes in market conditions.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements within the meaning of Item 303(a)(4) of Regulation S-K.

Contractual Obligations

The following table summarizes our significant contractual obligations at March 30, 2012:

	Payments due by period
CONTRACTUAL OBLIGATIONS	Total	Remainder of 2012	2013 - 2014	2015 - 2016	After 2016
Debt obligations(a)	$263,323	$4,216	$202,350	$56,757	$—
Operating lease obligations(b)	18,785	2,994	6,923	5,973	2,895
Purchase obligations(b)	32,514	26,687	1,397	4,230	200
Foreign currency contracts(b)	7,650	7,650	—	—	—
Defined benefit plan obligations(c)	11,702	602	2,057	2,153	6,890

Total contractual obligations	$333,974	$42,149	$212,727	$69,113	$9,985

(a)	Includes the annual interest expense on our convertible subordinated notes of 2.25%, which is paid semi-annually. Amounts also include the expected interest expense on the $55.0 million outstanding on our line of credit at the period end weighted average interest rate of 2.13%. See Note 6 “Debt” of the Notes to Condensed Consolidated Financial Statements in this report for additional information.
(b)	See Note 11 “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements in this report for additional information about our operating lease, purchase obligations and foreign currency contracts.
(c)	See Note 7 “Defined Benefit Plans” of the Notes to Condensed Consolidated Financial Statements in this report for additional information about our defined benefit plan obligations. These amounts do not include any potential future contributions to our defined benefit plans that may be necessary if the rate of return earned on plan assets is not sufficient to fund the rate of increase of our plan liability. Future cash contributions may be required. As of December 30, 2011, the most recent valuation date, our actuarially determined defined benefit plan obligation exceeded plan assets by $5.6 million.

We self-fund the medical insurance coverage provided to our U.S. based employees. Our risk is being limited through the use of stop loss insurance, which has an annual deductible of $0.2 million per covered participant. The maximum aggregate loss (i.e. sum of all claims under the $0.2 million deductible) is limited to $13.5 million with a maximum benefit of $1.0 million. As of March 30, 2012, we have $1.8 million accrued related to our self-insured medical plan, which is recorded in Accrued Expenses in the Condensed Consolidated Balance Sheet, and is primarily based upon claim history.

This table does not reflect $1.1 million of unrecognized tax benefits as we are uncertain as to if or when such amounts may be settled. Refer to Note 10 “Income Taxes” of the Notes to Condensed Consolidated Financial Statements in this report for additional information about these unrecognized tax benefits.

Impact of Recently Issued Accounting Standards

In the normal course of business, we evaluate all new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”), SEC, Emerging Issues Task Force (“EITF”), American Institute of Certified Public Accountants (“AICPA”) or other authoritative accounting body to determine the potential impact they may have on our Consolidated Financial Statements. Based upon this review, we do not expect any of the recently issued accounting pronouncements, which have not already been adopted, to have a material impact on the Company’s Consolidated Financial Statements. See Note 16 “Impact of Recently Issued Accounting Standards” of the Notes to Condensed Consolidated Financial Statements in this report for additional information.

Forward-Looking Statements

Some of the statements contained in this report and other written and oral statements made from time to time by us and our representatives are not statements of historical or current fact. As such, they are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations, which are subject to known and unknown risks, uncertainties and assumptions. They include statements relating to:

•	future sales, expenses and profitability;

•	the future development and expected growth of our business and the markets we operate in;

•	our ability to successfully execute our business model and our business strategy;

•	our ability to identify trends within our markets and to offer products and services that meet the changing needs of those markets;

•	our ability to design, develop, and commercialize complete medical devices;

•	projected capital expenditures; and

•	trends in government regulation, including the impact of Health Care Reform and recent proposed federal regulations impacting the transportation of lithium batteries.

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

Although it is not possible to create a comprehensive list of all factors that may cause actual results to differ from the results expressed or implied by our forward-looking statements or that may affect our future results, some of these factors include the following: dependence upon a limited number of customers, product obsolescence, inability to market current or future products including complete medical devices, pricing pressure from and vertical integration by our customers, reliance on third party suppliers for raw materials, products and subcomponents, fluctuating operating results, inability to maintain high quality standards for our products, challenges to our intellectual property rights, product liability claims, inability to successfully consummate and integrate acquisitions, unsuccessful expansion into new markets, competition, inability to obtain licenses to key technology, regulatory changes or consolidation in the healthcare industry, and other risks and uncertainties that arise from time to time as described in the Company’s Annual Report on Form 10-K and other periodic filings with the SEC.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Currency – We have significant foreign operations in France, Mexico and Switzerland, which expose the Company to foreign currency exchange rate fluctuations due to transactions denominated in Euros, Mexican pesos and Swiss francs, respectively. We continuously evaluate our foreign currency risk and will take action from time to time in order to best mitigate these risks, which includes the use of various derivative instruments such as forward currency exchange contracts. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency exposures would have had an impact of approximately $8 million on our annual sales. This amount is not indicative of the hypothetical net earnings exposure due to offsetting impacts on cost of sales and operating expenses in those currencies. We estimate that foreign currency exchange rate fluctuations during the first quarter of 2012 decreased sales in comparison to the 2011 period by approximately $1 million.

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

As of March 30, 2012, these contracts had a positive fair value of $0.3 million, which is recorded within Prepaid Expenses and Other Current Assets in the Condensed Consolidated Balance Sheet. The impact to Cost of Sales related to these forward contracts was an increase of $0.1 million and a decrease of $0.1 million for the first quarters of 2012 and 2011, respectively. No portion of the change in fair value of our foreign currency contracts was considered ineffective during the 2012 or 2011 periods.

We translate all assets and liabilities of our foreign operations, where the U.S. dollar is not the functional currency, at the period-end exchange rate and translate sales and expenses at the average exchange rates in effect during the period. The net effect of these translation adjustments is recorded in the Condensed Consolidated Financial Statements as Comprehensive Income (Loss). The translation adjustment for the first quarter of 2012 was a $4.0 million gain compared to a $2.2 million gain for the first quarter of 2011. Translation adjustments are not adjusted for income taxes as they relate to permanent investments in our foreign subsidiaries. Net foreign currency transaction gains and losses included in Other Expense, Net amounted to a loss of $0.6 million and $0.4 million for the first quarters of 2012 and 2011, respectively. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency net assets would have had an impact of approximately $10 million on our foreign net assets as of March 30, 2012.

Interest Rates – Interest rates on our Credit Facility reset, at our option, based upon the prime rate or LIBOR rate, thus subjecting us to interest rate risk. To help offset this risk, from time to time, we enter into receive floating-pay fixed interest rate swaps indexed to the same applicable index rate as the debt it is hedging. The objective of these swaps is to hedge against potential changes in cash flows on our outstanding revolving line of credit. No credit risk is hedged. Our interest rate swaps are accounted for as cash flow hedges.

As of March 30, 2012, we had $55 million outstanding on our Credit Facility and no interest rate swaps outstanding. See Note 6 “Debt” of the Notes to Condensed Consolidated Financial Statements in this report for additional information about our interest rate swap contracts.

A hypothetical one percentage point change in the prime rate on the $55 million of floating rate revolving line of credit debt outstanding at March 30, 2012 would have an impact of approximately $0.6 million on our interest expense.

ITEM 4.	CONTROLS AND PROCEDURES.

a.	Evaluation of Disclosure Controls and Procedures.

Our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the SEC as of March 30, 2012. These disclosure controls and procedures have been designed to provide reasonable assurance that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Based on their evaluation, as of March 30, 2012, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.

b.	Changes in Internal Control Over Financial Reporting.

We completed the following acquisitions during 2011 and 2012:

•	Micro Power Electronics, Inc. on December 15, 2011

•	NeuroNexus Technologies, Inc. on February 16, 2012

We believe that the internal controls and procedures of the above mentioned acquisitions are reasonably likely to materially affect our internal control over financial reporting. We are currently in the process of incorporating the internal controls and procedures of these acquisitions into our internal controls over financial reporting.

The Company has begun to extend its Section 404 compliance program under the Sarbanes-Oxley Act of 2002 (the “Act”) and the applicable rules and regulations under such Act to include these acquisitions. However, the Company excluded the 2011 acquisition listed above from management’s assessment of the effectiveness of internal control over financial reporting as of December 30, 2011, as permitted by the guidance issued by the Office of the Chief Accountant of the SEC. The Company will report on its assessment of the internal controls of its combined operations within the time period provided by the Act and the applicable SEC rules and regulations concerning business combinations.

There have been no other changes in our internal control over financial reporting that occurred during our last fiscal quarter to which this Quarterly Report on Form 10-Q relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

There have been no material changes to the Company’s legal proceedings as previously disclosed in the Company’s Form 10-K for the year ended December 30, 2011.

ITEM 1A.	RISK FACTORS.

There have been no material changes from risk factors as previously disclosed in the Company’s Form 10-K for the year ended December 30, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

See the Exhibit Index for a list of those exhibits filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 8, 2012	GREATBATCH, INC.

	By	/s/ Thomas J. Hook
Thomas J. Hook
President and Chief Executive Officer (Principal Executive Officer)

	By	/s/ Michael Dinkins
Michael Dinkins
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

	By	/s/ Thomas J. Mazza
Thomas J. Mazza
Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to our quarterly report on Form 10-Q for the period ended June 27, 2008).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our annual report on Form 10-K for the period ended January 1, 2010).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**

101.SCH	XBRL Extension Schema Document**

101.CAL	XBRL Extension Calculation Linkbase Document**

101.LAB	XBRL Extension Label Linkbase Document**

101.PRE	XBRL Extension Presentation Linkbase Document**

101.DEF	XBRL Extension Definition Linkbase Document**

*	—Filed herewith.
**	—Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.