Form 10-Q
period 2012-06-29
GREATBATCH, INC.
filed 2012-08-07
CIK 1114483

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2012

Commission File Number 1-16137

GREATBATCH, INC.

(Exact name of Registrant as specified in its charter)

Delaware

(State of incorporation)

16-1531026

(I.R.S. employer identification no.)

2591 Dallas Parkway

Suite 101

Frisco, TX 75034

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

The number of shares outstanding of the Company’s common stock, $0.001 par value per share, as of August 7, 2012 was: 23,670,810 shares.

Greatbatch, Inc.

Table of Contents for Form 10-Q

As of and for the Quarterly Period Ended June 29, 2012

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GREATBATCH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - Unaudited

(in thousands except share and per share data)

	As of
	June 29, 2012	December 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$11,133	$36,508
Accounts receivable, net of allowance for doubtful accounts of $2.0 million in 2012 and $1.9 million in 2011	114,135	101,946
Inventories	113,657	109,913
Refundable income taxes	—	1,292
Deferred income taxes	7,641	7,828
Prepaid expenses and other current assets	7,227	7,469

Total current assets	253,793	264,956
Property, plant and equipment, net	156,380	145,806
Amortizing intangible assets, net	95,362	100,258
Indefinite-lived intangible assets	20,828	20,288
Goodwill	347,290	338,653
Deferred income taxes	2,073	2,450
Other assets	10,064	8,936

Total assets	$885,790	$881,347

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$44,515	$40,665
Income taxes payable	2,505	—
Deferred income taxes	835	845
Accrued expenses	34,350	52,539

Total current liabilities	82,205	94,049
Long-term debt	233,374	235,950
Deferred income taxes	75,786	75,203
Other long-term liabilities	10,382	8,862

Total liabilities	401,747	414,064
Stockholders’ equity:
Preferred stock, $0.001 par value, authorized 100,000,000 shares; no shares issued or outstanding in 2012 or 2011	—	—
Common stock, $0.001 par value, authorized 100,000,000 shares; 23,644,776 shares issued and outstanding in 2012 23,466,128 shares issued and 23,406,023 shares outstanding in 2011	24	23
Additional paid-in capital	315,252	307,196
Treasury stock, at cost, no shares in 2012 and 60,105 shares in 2011	—	(1,387)
Retained earnings	160,840	152,522
Accumulated other comprehensive income	7,927	8,929

Total stockholders’ equity	484,043	467,283

Total liabilities and stockholders’ equity	$885,790	$881,347

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREATBATCH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS) - Unaudited

(in thousands except per share data)

	Three Months Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Sales	$166,548	$146,524	$325,651	$295,358
Cost of sales	114,615	99,920	226,830	201,584

Gross profit	51,933	46,604	98,821	93,774
Operating expenses:
Selling, general and administrative expenses	20,745	17,571	39,779	36,220
Research, development and engineering costs, net	14,174	11,250	28,085	21,638
Other operating (income) expense, net	5,923	(520)	8,668	(353)

Total operating expenses	40,842	28,301	76,532	57,505
Operating income	11,091	18,303	22,289	36,269
Interest expense	4,416	4,403	8,775	8,677
Interest income	(1)	—	(1)	(8)
(Gain) loss on cost method investments, net	—	317	—	(4,232)
Other (income) expense, net	(194)	819	526	1,241

Income before provision for income taxes	6,870	12,764	12,989	30,591
Provision for income taxes	3,019	4,214	4,671	10,097

Net income	$3,851	$8,550	$8,318	$20,494

Earnings per share:
Basic	$0.16	$0.37	$0.35	$0.88
Diluted	$0.16	$0.36	$0.35	$0.86
Weighted average shares outstanding:
Basic	23,611	23,227	23,515	23,214
Diluted	23,876	23,838	23,816	23,767
Comprehensive income (loss):
Net income	$3,851	$8,550	$8,318	$20,494
Foreign currency translation gain (loss)	(5,565)	9,088	(1,527)	11,303
Net change in cash flow hedges, net of tax	—	111	525	381

Comprehensive income (loss)	$(1,714)	$17,749	$7,316	$32,178

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREATBATCH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited

(in thousands)

	Six Months Ended
	June 29,	July 1,
	2012	2011
Cash flows from operating activities:
Net income	$8,318	$20,494
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,104	17,979
Debt related amortization included in interest expense	5,959	5,614
Stock-based compensation	5,533	5,795
Gain on cost method investments, net	—	(4,232)
Other non-cash (gains) losses	(59)	355
Deferred income taxes	45	2,418
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(12,140)	(18,352)
Inventories	(4,570)	(5,713)
Prepaid expenses and other current assets	538	3
Accounts payable	2,749	5,569
Accrued expenses	(8,669)	2,542
Income taxes payable	3,732	5,338

Net cash provided by operating activities	23,540	37,810

Cash flows from investing activities:
Acquisition of property, plant and equipment	(24,181)	(11,523)
Proceeds from sale of cost method investments, net	—	10,365
Acquisitions, net of cash acquired	(17,224)	—
Other investing activities	65	(1,929)

Net cash used in investing activities	(41,340)	(3,087)

Cash flows from financing activities:
Principal payments of long-term debt	(18,000)	(20,000)
Proceeds from issuance of long-term debt	10,000	—
Issuance of common stock	403	1,968
Payment of debt issuance costs	—	(2,114)
Other financing activities	(118)	(1,102)

Net cash used in financing activities	(7,715)	(21,248)

Effect of foreign currency exchange rates on cash and cash equivalents	140	584

Net increase (decrease) in cash and cash equivalents	(25,375)	14,059
Cash and cash equivalents, beginning of period	36,508	22,883

Cash and cash equivalents, end of period	$11,133	$36,942

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREATBATCH, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY—Unaudited

(in thousands)

							Accumulated
			Additional	Treasury			Other	Total
	Common Stock		Paid-In	Stock		Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Income/ (Loss)	Equity
At December 30, 2011	23,466	$23	$307,196	(60)	$(1,387)	$152,522	$8,929	$467,283
Stock-based compensation	—	—	4,403	—	—	—	—	4,403
Net shares issued under stock incentive plans	16	—	(189)	21	476	—	—	287
Income tax liability from stock options, restricted stock and restricted stock units	—	—	(39)	—	—	—	—	(39)
Shares contributed to 401(k) Plan	163	1	3,881	39	911	—	—	4,793
Net income	—	—	—	—	—	8,318	—	8,318
Total other comprehensive loss	—	—	—	—	—	—	(1,002)	(1,002)

At June 29, 2012	23,645	$24	$315,252	—	$—	$160,840	$7,927	$484,043

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information (Accounting Standards Codification (“ASC”) 270, Interim Reporting) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a full presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of Greatbatch, Inc. and its wholly-owned subsidiary, Greatbatch Ltd. (collectively “Greatbatch” or the “Company”), for the periods presented. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ materially from these estimates. The December 30, 2011 condensed consolidated balance sheet data was derived from audited consolidated financial statements but does not include all disclosures required by U.S. GAAP. For further information, refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2011. The Company utilizes a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31st. The second quarter of 2012 and 2011 each contained 13 weeks and ended on June 29, and July 1, respectively.

2.	ACQUISITIONS

NeuroNexus Technologies, Inc.

On February 16, 2012, the Company purchased all of the outstanding common stock of NeuroNexus Technologies, Inc. (“NeuroNexus”) headquartered in Ann Arbor, MI. NeuroNexus is an active implantable medical device design firm specializing in developing and commercializing neural interface technology, components and systems for neuroscience and clinical markets. NeuroNexus has an extensive intellectual property portfolio, core technologies and capabilities to support the development and manufacturing of neural interface devices across a wide range of applications including neuromodulation, sensing, optical stimulation and targeted drug delivery.

This transaction was accounted for under the acquisition method of accounting. Accordingly, the operating results of NeuroNexus have been included in the Company’s Implantable Medical segment from the date of acquisition. For the year-to-date period of 2012, NeuroNexus added approximately $1.0 million to the Company’s revenue and decreased the Company’s net income by $0.2 million. The purchase price of NeuroNexus consisted of cash payments of $11.7 million and potential future payments of up to an additional $2 million. These future payments are contingent upon the achievement of certain financial and development-based milestones and had an estimated fair value of $1.5 million as of the acquisition date.

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

The cost of the acquisition was preliminarily allocated to the assets acquired and liabilities assumed from NeuroNexus based on their fair values as of the close of the acquisition, with the amount exceeding the fair value of the net assets acquired being recorded as goodwill. The value assigned to certain assets and liabilities are preliminary and are subject to adjustment as additional information is obtained, including, but not limited to, the finalization of pre-acquisition tax positions. The valuation is expected to be finalized in 2012. When the valuation is finalized, any changes to the preliminary valuation of assets acquired or liabilities assumed may result in material adjustments to the fair value of the intangible assets acquired, as well as goodwill. The following table summarizes the preliminary allocation of the NeuroNexus purchase price to the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Assets acquired
Current assets	$618
Property, plant and equipment	35
Amortizing intangible assets	2,927
Indefinite-lived intangible assets	540
Goodwill	8,875
Other assets	1,576

Total assets acquired	14,571
Liabilities assumed
Current liabilities	420
Deferred income taxes	940

Total liabilities assumed	1,360

Purchase price	$13,211

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

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

Intangible assets—The purchase price was allocated to intangible assets as follows (dollars in thousands):

	Fair Value Assigned	Weighted Average Amortization Period (Years)	Weighted Average Useful Life (Years)	Weighted Average Discount Rate
Amortizing Intangible Assets
Technology and patents	$1,058	6	10	14%
Customer lists	1,869	7	15	13%

	$2,927	7	13	13%

	Fair Value Assigned	Weighted Average Amortization Period (Years)	Weighted Average Useful Life (Years)	Weighted Average Discount Rate
Indefinite-lived Intangible Assets
In-process research and development	$540	N/A	12	26%

The weighted average amortization period is less than the estimated useful life due to the Company using an accelerated amortization method, which approximates the projected cash flows used to determine the fair value of those intangible assets.

Technology and patents—Technology and patents consists of technical processes, patented and unpatented technology, manufacturing know-how, trade secrets and the understanding with respect to products or processes that have been developed by NeuroNexus and that will be leveraged in current and future products. The fair value of technology and patents acquired was determined utilizing the relief from royalty method, a form of the income approach, with royalty rates that ranged from 2% to 6%. The estimated useful life of the technology and patents is based upon management’s estimate of the product life cycle associated with technology and patents before they will be replaced by new technologies.

Customer lists – Customer lists represent the estimated fair value of non-contractual customer relationships NeuroNexus has as of the acquisition date. The primary customers of NeuroNexus include numerous scientists and researchers from various geographic locations around the world. These relationships were valued separately from goodwill at the amount which an independent third party would be willing to pay for these relationships. The fair value of customer lists was determined using the multi-period excess-earnings method, a form of the income approach. The estimated useful life of the existing customer was based upon historical customer attrition as well as management’s understanding of the industry and product life cycles.

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

In-process research and development (“IPR&D”) – IPR&D represents research projects which are expected to generate cash flows but have not yet reached technological feasibility. The primary basis for determining the technological feasibility of these projects is whether or not regulatory approval has been obtained. The Company classifies IPR&D acquired in a business combination as an indefinite-lived intangible asset until the completion or abandonment of the associated projects. Upon completion, the Company would determine the useful life of the IPR&D and begin amortizing the assets to reflect their use over their remaining lives. Upon permanent abandonment, the remaining carrying amount of the associated IPR&D would be written-off. The Company will test the IPR&D acquired for impairment at least annually, and more frequently if events or changes in circumstances indicate that the assets may be impaired. The impairment test consists of a comparison of the fair value of the intangible assets with their carrying amount. If the carrying amount exceeds its fair value, the Company would record an impairment loss in an amount equal to the excess. The Company used the income approach to determine the fair value of the IPR&D acquired. In arriving at the value of the IPR&D, management considered, among other factors: the projects’ stage of completion; the complexity of the work to be completed as of the acquisition date; the projected costs to complete the projects; the contribution of other acquired assets; and the estimated useful life of the technology. The Company applied a market-participant risk-adjusted discount rate to arrive at a present value as of the date of acquisition.

The value assigned to IPR&D related to the development of micro-electrodes for deep brain mapping and electrocorticography, and is expected to be commercialized by 2014. For purposes of valuing the IPR&D, the Company estimated total costs to complete the projects to be approximately $1.5 million. If the projects are not successful or completed in a timely manner, the Company may not realize the financial benefits expected for these projects.

Goodwill—The excess of the purchase price over the fair value of net tangible and intangible assets acquired and liabilities assumed was allocated to goodwill. Various factors contributed to the establishment of goodwill, including: the value of NeuroNexus’s highly trained assembled work force and management team; the incremental value that NeuroNexus’s technology will bring to the Company’s neuromodulation platform currently in development; and the expected revenue growth over time that is attributable to increased market penetration from future products and customers. The goodwill acquired in connection with the NeuroNexus acquisition was allocated to the Implantable Medical business segment and is not deductible for tax purposes.

Micro Power Electronics, Inc.

On December 15, 2011, Electrochem acquired all of the outstanding common and preferred stock of Micro Power Electronics, Inc. (“Micro Power”) headquartered in Beaverton, OR. Micro Power is a leading supplier of custom battery solutions, serving the portable medical, military and handheld automatic identification and data collection markets. The aggregate purchase price of Micro Power was $71.8 million, which was paid in cash. Total assets acquired from Micro Power were $88.2 million. Total liabilities assumed from Micro Power were $16.4 million.

This transaction was accounted for under the acquisition method of accounting. Accordingly, the operating results of Micro Power have been included in the Company’s Electrochem segment from the date of acquisition and the cost of the acquisition was preliminarily allocated to the assets acquired and liabilities assumed from Micro Power based on their fair values as of the close of the acquisition, with the amount exceeding the fair value of net assets acquired being recorded as goodwill. The value assigned to certain assets and liabilities are preliminary and are subject to adjustment as additional information is obtained, including, but not limited to, the finalization of pre-acquisition tax positions. The valuation will be finalized in 2012. During the first quarter of 2012, the Company completed its branding analysis related to the Micro Power tradename and settled the contractual working capital adjustment in accordance with the purchase agreement. As a result, the Company reduced the fair value recorded for the Micro Power trade name by $0.4 million and adjusted the related deferred tax liability by $0.1 million. The net result was an increase to goodwill of $0.3 million. The impact of these adjustments, individually and in the aggregate, was not considered material to reflect as a retrospective adjustment of the historical financial statements.

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

Pro Forma Results (Unaudited)

The following unaudited pro forma information presents the consolidated results of operations of the Company, NeuroNexus and Micro Power as if those acquisitions occurred as of the beginning of fiscal years 2011 (NeuroNexus) and 2010 (Micro Power) (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Sales	$166,548	$163,613	$326,091	$328,168
Net income	3,851	8,291	8,144	19,492
Earnings per share:
Basic	$0.16	$0.36	$0.35	$0.84
Diluted	$0.16	$0.35	$0.34	$0.82

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

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

3.	SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended
(in thousands)	June 29, 2012	July 1, 2011
Noncash investing and financing activities:
Common stock contributed to 401(k) Plan	$4,793	$—
Property, plant and equipment purchases included in accounts payable	5,624	470
Cash paid during the period for:
Interest	$2,909	$3,327
Income taxes	983	2,409
Acquisition of noncash assets	$14,379	$3,125
Liabilities assumed	1,226	—

4.	INVENTORIES

Inventories are comprised of the following (in thousands):

	As of
	June 29,	December 30,
	2012	2011
Raw materials	$53,498	$49,773
Work-in-process	39,276	36,603
Finished goods	20,883	23,537

Total	$113,657	$109,913

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

5.	INTANGIBLE ASSETS

Amortizing intangible assets are comprised of the following (in thousands):

At June 29, 2012	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount
Technology and patents	$98,382	$(58,121)	$746	$41,007
Customer lists	68,257	(16,971)	1,722	53,008
Other	4,812	(4,198)	733	1,347

Total amortizing intangible assets	$171,451	$(79,290)	$3,201	$95,362

At December 30, 2011

Technology and patents	$97,324	$(54,054)	$842	$44,112
Customer lists	66,388	(14,009)	1,807	54,186
Other	5,174	(4,019)	805	1,960

Total amortizing intangible assets	$168,886	$(72,082)	$3,454	$100,258

Aggregate intangible asset amortization expense is comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Cost of sales	$1,900	$1,648	$3,795	$3,149
Selling, general and administrative expenses	1,579	974	3,140	1,927
Research, development and engineering costs, net	137	—	273	—

Total intangible asset amortization expense	$3,616	$2,622	$7,208	$5,076

Estimated future intangible asset amortization expense based on the current carrying value is as follows (in thousands):

Estimated Amortization Expense
Remainder of 2012	$7,161
2013	13,616
2014	13,615
2015	12,513
2016	10,198
Thereafter	38,259

Total estimated amortization expense	$95,362

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

The change in indefinite-lived intangible assets is as follows (in thousands):

	Trademarks and Tradenames	IPR&D	Total
At December 30, 2011	$20,288	$—	$20,288
Indefinite-lived assets acquired	—	540	540

At June 29, 2012	$20,288	$540	$20,828

The change in goodwill is as follows (in thousands):

	Implantable Medical	Electrochem	Total
At December 30, 2011	$297,232	$41,421	$338,653
Goodwill acquired	8,875	331	9,206
Foreign currency translation	(569)	—	(569)

At June 29, 2012	$305,538	$41,752	$347,290

6.	DEBT

Long-term debt is comprised of the following (in thousands):

	As of
	June 29, 2012	December 30, 2011
Revolving line of credit	$47,000	$55,000
2.25% convertible subordinated notes, due 2013	197,782	197,782
Unamortized discount	(11,408)	(16,832)

Total long-term debt	$233,374	$235,950

Revolving Line of Credit –The Company has a revolving credit facility (the “Credit Facility”), which provides a $400 million secured revolving credit facility, and can be increased by $200 million upon the Company’s request and approval by a majority of the lenders. The Credit Facility also contains a $15 million letter of credit subfacility and a $15 million swingline subfacility. The Credit Facility has a maturity date of June 24, 2016; provided, however, if CSN (defined below) are not repaid in full, modified or refinanced before March 1, 2013, the maturity date of the Credit Facility is March 1, 2013.

The Credit Facility is secured by the Company’s non-realty assets including cash, accounts receivable and inventories. Interest rates under the Credit Facility are, at the Company’s option either at: (i) the prime rate plus the applicable margin, which ranges between 0.0% and 1.0%, based on the Company’s total leverage ratio or (ii) the applicable LIBOR rate plus the applicable margin, which ranges between 1.5% and 3.0%, based on the Company’s total leverage ratio. Loans under the swingline subfacility will bear interest at the prime rate plus the applicable margin, which ranges between 0.0% and 1.0%, based on the Company’s total leverage ratio. The Company is also required to pay a commitment fee which, varies between 0.175% and 0.25% depending on the Company’s total leverage ratio.

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

The Credit Facility contains limitations on the incurrence of indebtedness, liens and licensing of intellectual property, investments and certain payments. The Credit Facility permits the Company to engage in the following activities up to an aggregate amount of $250 million: 1) engage in permitted acquisitions in the aggregate not to exceed $250 million; 2) make other investments in the aggregate not to exceed $60 million; 3) make stock repurchases not to exceed $60 million in the aggregate; and 4) retire up to $198 million of CSN. At any time that the total leverage ratio of the Company for the two most recently ended fiscal quarters is less than 2.75 to 1.0, the Company may make an election to reset each of the amounts specified above. Additionally, these limitations can be waived upon the Company’s request and approval of a majority of the lenders. As of June 29, 2012, the Company had available to it 100% of the above limits as the Company reset these limits in the second quarter of 2012.

The Credit Facility requires the Company to maintain a rolling four quarter ratio of adjusted EBITDA to interest expense of at least 3.0 to 1.0, and a total leverage ratio of not greater than 4.0 to 1.0. The calculation of adjusted EBITDA and total leverage ratio excludes non-cash charges, extraordinary, unusual, or non-recurring expenses or losses, non-cash stock-based compensation, and non-recurring expenses or charges incurred in connection with permitted acquisitions. As of June 29, 2012, the Company was in compliance with all covenants.

The Credit Facility contains customary events of default. Upon the occurrence and during the continuance of an event of default, a majority of the lenders may declare the outstanding advances and all other obligations under the Credit Facility immediately due and payable.

The weighted average interest rate on borrowings under the Credit Facility as of June 29, 2012, was 2.08%. As of June 29, 2012, the Company had $353 million of borrowing capacity available under the Credit Facility. This borrowing capacity may vary from period to period based upon the debt levels of the Company and the level of EBITDA, which impacts the covenant calculations described above.

Convertible Subordinated Notes – In March 2007, the Company completed a private placement of $197.8 million of convertible subordinated notes (“CSN”) at a 5% discount. CSN bear interest at 2.25% per annum, payable semi-annually, and are due on June 15, 2013. The holders may convert CSN into shares of the Company’s common stock at a conversion price of $34.70 per share, which is equivalent to a conversion ratio of 28.8219 shares per $1,000 of principal. The conversion price and the conversion ratio will adjust automatically upon certain changes to the Company’s capitalization. The fair value of CSN as of June 29, 2012 was approximately $196 million and is based on recent sales prices.

The effective interest rate of CSN, which takes into consideration the amortization of the discount and deferred fees related to the issuance of these notes, is 8.5%. The discount on CSN is being amortized to the maturity date utilizing the effective interest method. As of June 29, 2012, the carrying amount of the discount related to the CSN conversion option value was $9.7 million. As of June 29, 2012, the if-converted value of the CSN does not exceed their principal amount as the Company’s closing stock price of $22.71 per share did not exceed the conversion price of CSN.

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

The contractual interest and discount amortization for CSN were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Contractual interest	$1,113	$1,113	$2,225	$2,225
Discount amortization	2,735	2,558	5,424	5,074

CSN are convertible at the option of the holders at such time as: (i) the closing price of the Company’s common stock exceeds 150% of the conversion price of the notes for 20 out of 30 consecutive trading days; (ii) the trading price per $1,000 of principal is less than 98% of the product of the closing sale price of common stock for each day during any five consecutive trading day period and the conversion rate per $1,000 of principal; (iii) CSN have been called for redemption; (iv) the Company distributes to all holders of common stock rights or warrants entitling them to purchase additional shares of common stock at less than the average closing price of common stock for the ten trading days immediately preceding the announcement of the distribution; (v) the Company distributes to all holders of common stock any form of dividend which has a per share value exceeding 5% of the price of the common stock on the day prior to such date of distribution; (vi) the Company effects a consolidation, merger, share exchange or sale of assets pursuant to which its common stock is converted to cash or other property; (vii) the occurrence of the period beginning 60 days prior to but excluding June 15, 2013; and (viii) certain fundamental changes, as defined in the indenture governing the notes, occur or are approved by the Board of Directors.

Conversions in connection with corporate transactions that constitute a fundamental change require the Company to pay a premium make-whole amount, based upon a predetermined table as set forth in the indenture, whereby the conversion ratio on the notes may be increased by up to 6.3 shares per $1,000 of principal. The premium make-whole amount will be paid in shares of common stock upon any such conversion, subject to the net share settlement feature of the notes described below.

CSN contains a net share settlement feature that requires the Company to pay cash for each $1,000 of principal to be converted. Any amounts in excess of $1,000 will be settled in shares of the Company’s common stock, or at the Company’s option, cash. The Company has a one-time irrevocable election to pay the holders in shares of its common stock, which it currently does not plan to exercise.

CSN are redeemable by the Company at any time on or after June 20, 2012, or at the option of a holder upon the occurrence of certain fundamental changes, as defined in the indenture, affecting the Company. CSN are subordinated in right of payment to all of the Company’s senior indebtedness and effectively subordinated to all debts and other liabilities of the Company’s subsidiaries. The Company currently intends to use availability under the Credit Facility to repay CSN when they mature.

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

Deferred Financing Fees—The change in deferred financing fees is as follows (in thousands):

At December 30, 2011	$3,149
Amortization during the period	(534)

At June 29, 2012	$2,615

7.	DEFINED BENEFIT PLANS

The Company is required to provide its employees located in Switzerland, Mexico and France certain statutorily mandated defined benefits. Under these plans, benefits accrue to employees based upon years of service, position, age and compensation. The defined benefit plan provided to the Company’s employees located in Switzerland is a funded contributory plan while the plans that provide benefits to the Company’s employees located in Mexico and France are unfunded and noncontributory. The liability and corresponding expense related to these benefit plans is based on actuarial computations of current and future benefits for employees. As discussed in Note 9 “Other Operating (Income) Expense, Net,” in the third quarter of 2012, the Company finalized its plan to transfer most major functions currently performed at its facilities in Switzerland into other existing facilities. As a result of this decision, the Company will curtail its defined benefit plan provided to employees at those Swiss facilities in the third quarter of 2012. The Company is currently estimating the impact this defined benefit plan curtailment will have on its Condensed Consolidated Financial Statements.

The change in net defined benefit plan liability is as follows (in thousands):

At December 30, 2011	$5,569
Net defined benefit cost	617
Benefit payments	(561)
Foreign currency translation	(77)

At June 29, 2012	$5,548

Net defined benefit cost is comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Service cost	$278	$278	$563	$535
Interest cost	103	120	207	231
Amortization of net loss	31	20	62	39
Expected return on plan assets	(107)	(119)	(215)	(229)

Net defined benefit cost	$305	$299	$617	$576

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

8.	STOCK-BASED COMPENSATION

The components and classification of stock-based compensation expense were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Stock options	$689	$629	$1,367	$1,163
Restricted stock and units	1,527	1,091	3,036	2,084
401(k) stock contribution	1,130	1,328	1,130	2,548

Total stock-based compensation expense	$3,346	$3,048	$5,533	$5,795

Cost of sales	$1,104	$1,076	$1,367	$2,081
Selling, general and administrative	1,909	1,623	3,726	3,112
Research, development and engineering	333	349	440	602

Total stock-based compensation expense	$3,346	$3,048	$5,533	$5,795

The weighted average fair value and assumptions used to value options granted are as follows:

	Six Months Ended
	June 29, 2012	July 1, 2011
Weighted average fair value	$8.19	$9.42
Risk-free interest rate	0.83%	2.04%
Expected volatility	40%	40%
Expected life (in years)	5	5
Expected dividend yield	0%	0%

The following table summarizes time-vested stock option activity:

	Number of Time- Vested Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In Millions)
Outstanding at December 30, 2011	1,558,771	$23.42
Granted	377,826	22.18
Exercised	(13,316)	21.44
Forfeited or expired	(56,953)	24.05

Outstanding at June 29, 2012	1,866,328	$23.17	6.4	$2.1

Exercisable at June 29, 2012	1,289,902	$23.36	5.3	$1.8

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

The following table summarizes performance-vested stock option activity:

	Number of Performance- Vested Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In Millions)
Outstanding at December 30, 2011	478,364	$24.44
Exercised	(5,353)	22.11
Forfeited or expired	(177,733)	26.49

Outstanding at June 29, 2012	295,278	$23.25	4.8	$0.1

Exercisable at June 29, 2012	295,278	$23.25	4.8	$0.1

The following table summarizes time-vested restricted stock and unit activity:

	Time-Vested Activity	Weighted Average Fair Value
Nonvested at December 30, 2011	69,942	$22.69
Granted	80,402	23.41
Vested	(19,142)	21.86
Forfeited	(4,679)	22.04

Nonvested at June 29, 2012	126,523	$23.29

The following table summarizes performance-vested restricted stock and unit activity:

	Performance- Vested Activity	Weighted Average Fair Value
Nonvested at December 30, 2011	529,743	$16.68
Granted	332,918	15.30
Vested	(7,500)	24.62
Forfeited	(38,413)	15.74

Nonvested at June 29, 2012	816,748	$16.09

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

9.	OTHER OPERATING (INCOME) EXPENSE, NET

Other Operating (Income) Expense, Net is comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Orthopaedic facility optimization(a)	$1,978	$22	$2,322	$261
Medical device facility optimization(b)	565	—	894	—
ERP system upgrade(c)	1,912	—	2,807	—
Integration costs(d)	112	—	1,055	—
Asset dispositions, severance and other(e)	1,356	(542)	1,590	(614)

	$5,923	$(520)	$8,668	$(353)

(a) Orthopaedic facility optimization. In 2010, the Company began updating its Indianapolis, IN facility to streamline operations, consolidate two buildings, increase capacity, further expand capabilities and reduce dependence on outside suppliers. This initiative was completed in 2011.

In 2011, the Company began construction on an orthopaedic manufacturing facility in Fort Wayne, IN and will transfer the manufacturing operations currently being performed at its Columbia City, IN location into this new facility. The construction of the Fort Wayne facility was completed in June 2012 and the transfer of operations from the Columbia City facility is expected to be completed in the third quarter of 2012.

In the third quarter of 2012, the Company finalized plans to transfer most major functions currently performed at its facilities in Orvin and Corgemont, Switzerland into existing facilities in Fort Wayne, IN and Tijuana, Mexico by the end of 2013.

The total capital investment expected for these initiatives is between $30 million and $40 million, of which $22 million has been expended to date. Total expense expected to be incurred for these initiatives is between $30 million and $36 million, of which $3.0 million has been incurred to date. All expenses will be recorded within the Implantable Medical segment and are expected to include the following:

•	Severance and retention: $11 million—$13 million;

•	Production inefficiencies, moving and revalidation: $3 million—$4 million;

•	Accelerated depreciation and asset write-offs: $10 million—$12 million;

•	Personnel: $5 million—$6 million; and

•	Other: $1 million.

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

The change in accrued liabilities related to the orthopaedic facility optimization is as follows (in thousands):

	Severance and Retention	Production Inefficiencies, Moving and Revalidation	Accelerated Depreciation/ Asset Write- offs	Personnel	Other	Total
At December 30, 2011	$—	$—	$—	$—	$—	$—
Restructuring charges	26	1,218	—	624	454	2,322
Cash payments	(26)	(1,218)	—	(624)	(454)	(2,322)

At June 29, 2012	$—	$—	$—	$—	$—	$—

(b) Medical device facility optimization. Near the end of 2011, the Company initiated plans to upgrade and expand its manufacturing infrastructure in order to support its medical device strategy. This will include the transfer of certain product lines to create additional capacity for the manufacture of medical devices, expansion of two existing facilities, as well as the purchase of equipment to enable the production of medical devices. These initiatives are expected to be completed over the next two to three years. Total capital investment under these initiatives is expected to be between $15 million to $20 million of which approximately $3.9 million has been expended to date. Total expenses expected to be incurred on these projects is between $2 million to $3 million of which $0.9 million has been incurred to date. All expenses will be recorded within the Implantable Medical segment and are expected to include the following:

•	Production inefficiencies, moving and revalidation: $0.5 million—$1 million;

•	Personnel: $1 million – $1.5 million; and

•	Other: $1.0 million.

The change in accrued liabilities related to the medical device facility expansion is as follows (in thousands):

	Production Inefficiencies, Moving and Revalidation	Personnel	Other	Total
At December 30, 2011	$—	$—	$—	$—
Restructuring charges	205	99	590	894
Cash payments	(205)	(99)	(590)	(894)

At June 29, 2012	$—	$—	$—	$—

(c) ERP system upgrade. In 2011, the Company initiated plans to upgrade its existing global ERP system. This initiative is expected to be completed over the next two years. Total capital investment under this initiative is expected to be between $4 million to $5 million of which approximately $2.0 million has been expended to date. Total expenses expected to be incurred on this initiative is between $5 million to $7 million of which $2.8 million has been incurred to date. Expenses related to this initiative will be recorded within the applicable segment and corporate cost centers that the expenditures relate to and include the following:

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

•	Training and consulting costs: $3 million—$4.5 million; and

•	Accelerated depreciation and asset write-offs: $2 million – $2.5 million.

The change in accrued liabilities related to the ERP system upgrade is as follows (in thousands):

	Training & Consulting Costs	Accelerated Depreciation/ Asset Write-offs	Total
At December 30, 2011	$—	$—	$—
Charges	1,015	1,792	2,807
Write-offs	—	(1,792)	(1,792)
Cash payments	(555)	—	(555)

At June 29, 2012	$460	$—	$460

(d) Integration costs. During 2012, the Company incurred costs related to the integration of Micro Power and NeuroNexus. These expenses were primarily for retention bonuses, travel costs in connection with integration efforts, training and severance, which will not be required or incurred after the integrations are completed.

(e) Asset dispositions, severance and other. During 2012 and 2011, the Company recorded (gains) write-downs in connection with various asset disposals, net of insurance proceeds received, if any. Additionally, during the second quarter of 2012, the Company incurred $1.2 million of costs related to the relocation of its global headquarters to Frisco, Texas.

10.	INCOME TAXES

The income tax provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the estimate of the annual effective tax rate is updated, and if the estimated effective tax rate changes, a cumulative adjustment is made. There is a potential for volatility of the effective tax rate due to several factors, including changes in the mix of the pre-tax income and the jurisdictions to which it relates, changes in tax laws and foreign tax holidays, business reorganizations, settlements with taxing authorities and foreign currency fluctuations.

During the first six months of 2012, the balance of unrecognized tax benefits decreased by $0.5 million as a result of the settlement of IRS audits for 2009 and 2010. Approximately $1.0 million of the balance of unrecognized tax benefits would favorably impact the effective tax rate, net of federal benefit on state issues, if recognized. It is reasonably possible that a reduction of up to $0.3 million of the balance of unrecognized tax benefits may occur within the next twelve months as a result of the expiration of applicable statutes of limitation.

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

Product Warranties – The Company generally warrants that its products will meet customer specifications and will be free from defects in materials and workmanship. The change in aggregate product warranty liability is as follows (in thousands):

At December 30, 2011	$2,013
Additions to warranty reserve	467
Warranty claims paid	(915)
Foreign currency effect	(3)

At June 29, 2012	$1,562

Purchase Commitments – Contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The Company’s purchase orders are normally based on current manufacturing needs and are fulfilled by vendors within short time horizons. The Company enters into blanket orders with vendors that have preferred pricing and terms, however these orders are normally cancelable by us without penalty. As of June 29, 2012, the total contractual obligation related to such expenditures is approximately $32.3 million and will primarily be funded by existing cash and cash equivalents, cash flow from operations, or the Credit Facility. The Company also enters into contracts for outsourced services; however, the obligations under these contracts were not significant and the contracts generally contain clauses allowing for cancellation without significant penalty.

Operating Leases – The Company is a party to various operating lease agreements for buildings, equipment and software. Estimated future operating lease expense is as follows (in thousands):

Remainder of 2012	$2,054
2013	3,722
2014	3,802
2015	3,447
2016	2,996
Thereafter	2,895

Total estimated operating lease expense	$18,916

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

Foreign Currency Contracts—The Company enters into forward contracts to purchase Mexican pesos in order to hedge the risk of peso-denominated payments associated with the operations at its Tijuana, Mexico facility. The impact to the Company’s results of operations from these forward contracts was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Reduction in Cost of Sales	$(97)	$(173)	$(19)	$(316)
Ineffective portion of change in fair value	—	—	—	—

Instrument	Type of Hedge	Aggregate Notional Amount	Start Date	End Date	Pesos/$	Fair Value	Balance Sheet Location
FX Contract	Cash flow	$3,000	Jan-12	Dec-12	13.0354	$(96)	Current Liabilities
FX Contract	Cash flow	2,100	Jan-12	Dec-12	14.0287	87	Current Assets
FX Contract	Cash flow	6,000	Jan-13	Dec-13	13.7462	(10)	Current Assets/ Other Assets
FX Contract	Cash flow	6,000	Jan-13	Dec-13	14.4395	289	Current Assets/ Other Assets

Self-Insured Medical Plan – The Company self-funds the medical insurance coverage provided to its U.S. based employees. The risk to the Company is being limited through the use of stop loss insurance, which has an annual maximum aggregate loss of $13.5 million with a maximum benefit of $1.0 million. As of June 29, 2012, the Company has $1.7 million accrued related to the self-insurance of its medical plan, which is recorded in Accrued Expenses in the Condensed Consolidated Balance Sheet, and is primarily based upon claim history.

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

12.	EARNINGS PER SHARE (“EPS”)

The following table illustrates the calculation of Basic and Diluted EPS (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Numerator for basic and diluted EPS:
Net income	$3,851	$8,550	$8,318	$20,494

Denominator for basic EPS:
Weighted average shares outstanding	23,611	23,227	23,515	23,214
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units	265	611	301	553

Denominator for diluted EPS	23,876	23,838	23,816	23,767

Basic EPS	$0.16	$0.37	$0.35	$0.88

Diluted EPS	$0.16	$0.36	$0.35	$0.86

The diluted weighted average share calculations do not include the following securities, which are not dilutive to the EPS calculations or the performance criteria have not been met:

	Three Months Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Time-vested stock options, restricted stock and restricted stock units	1,418,000	558,000	1,280,000	671,000
Performance-vested stock options and restricted stock units	718,000	578,000	722,000	596,000

For the 2012 and 2011 periods, no shares related to CSN were included in the diluted EPS calculations as the average share price of the Company’s common stock for those periods did not exceed CSN’s conversion price per share.

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

13.	ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated Other Comprehensive Income is comprised of the following (in thousands):

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total Pre-Tax Amount	Tax	Net-of- Tax Amount
At December 30, 2011	$(2,660)	$(538)	$11,526	$8,328	$601	$8,929
Unrealized gain on cash flow hedges	—	826	—	826	(289)	537
Realized gain on cash flow hedges	—	(19)	—	(19)	7	(12)
Foreign currency translation loss	—	—	(1,527)	(1,527)	—	(1,527)

At June 29, 2012	$(2,660)	$269	$9,999	$7,608	$319	$7,927

14.	FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Fair value measurement standards apply to certain financial assets and liabilities that are measured at fair value on a recurring basis (each reporting period). For the Company, these financial assets and liabilities include its foreign currency contracts and accrued contingent consideration. The Company does not have any nonfinancial assets or liabilities that are measured at fair value on a recurring basis.

Foreign currency contracts – The fair value of foreign currency contracts are determined through the use of cash flow models that utilize observable market data inputs to estimate fair value. These observable market data inputs include foreign exchange rate and credit spread curves. In addition to the above, the Company receives fair value estimates from the foreign currency contract counterparty to verify the reasonableness of the Company’s estimates. The Company’s foreign currency contracts are categorized in Level 2 of the fair value hierarchy. The fair value of the Company’s foreign currency contracts will be realized as Cost of Sales as the inventory, which the contracts are hedging the cash flows to produce, is sold, of which approximately $0.2 million is expected to be realized within the next twelve months.

Accrued contingent consideration – In circumstances where an acquisition involves a contingent consideration arrangement, the Company recognizes a liability equal to the fair value of the contingent payments it expects to make as of the acquisition date. The Company re-measures this liability each reporting period and records changes in the fair value through Other Operating (Income) Expense, Net. Increases or decreases in the fair value of the contingent consideration liability can result from changes in discount periods and rates, as well as changes in the timing, amount of, or the likelihood of achieving the applicable milestones.

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

The fair value of accrued contingent consideration recorded by the Company represents the estimated fair value of the contingent consideration the Company expects to pay to the former shareholders of NeuroNexus based upon the achievement of certain financial and development-based milestones. The fair value of the contingent consideration liability was estimated by discounting to present value, contingent payments expected to be made. The Company used risk-adjusted discount rates ranging from 12 to 20 percent to derive the fair value of the expected obligations as of the acquisition date, which the Company believes is appropriate and representative of market participant assumptions. The Company’s accrued contingent consideration is categorized in Level 3 of the fair value hierarchy. Changes in accrued contingent consideration were as follows (in thousands):

At December 30, 2011	$—
Contingent consideration liability recorded	1,500
Fair value adjustments	50

At June 29, 2012	$1,550

The recurring Level 3 fair value measurements of the Company’s contingent consideration liability include the following significant unobservable inputs (dollars in thousands):

Contingent Consideration Liability	Fair Value at June 29, 2012	Valuation Technique	Unobservable Inputs
Financial milestones	$830	Discounted cash flow	Discount rate	12%
			Projected year
			of payment	2014
Development milestones	720	Discounted cash flow	Discount rate	20%
			Projected year
			of payment	2014

The following table provides information regarding assets and liabilities recorded at fair value on a recurring basis in the Condensed Consolidated Balance Sheet (in thousands):

	Fair Value Measurements Using
Description	At June 29, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Foreign currency contracts	$366	$—	$366	$—
Liabilities
Foreign currency contracts	$96	$—	$96	$—
Accrued contingent consideration	1,550	—	—	1,550

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Fair value standards also apply to certain nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis. A summary of the valuation methodologies for the Company’s assets and liabilities measured on a nonrecurring basis is as follows:

Long-lived assets – The Company reviews the carrying amount of its long-lived assets to be held and used, other than goodwill and indefinite-lived intangible assets, for potential impairment whenever certain indicators are present such as; a significant decrease in the market price of the asset or asset group; a significant change in the extent or manner in which the long-lived asset or asset group is being used or in its physical condition; a significant change in legal factors or in the business climate that could affect the value of the long-lived asset or asset group, including an action or assessment by a regulator; an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of the long-lived asset or asset group; or a current expectation that, more likely than not the long-lived asset or asset group will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The term more likely than not refers to a level of likelihood that is more than 50 percent.

If an indicator is present, potential recoverability is measured by comparing the carrying amount of the long-lived asset or asset group to its related total future undiscounted cash flows. If the carrying value is not recoverable, the asset or asset group is considered to be impaired. Impairment is measured by comparing the asset or asset group’s carrying amount to its fair value, which is determined by using independent appraisals or discounted cash flow models. The discounted cash flow model requires inputs to a present value cash flow calculation such as a risk-adjusted discount rate, terminal values, operating budgets, long-term strategic plans and remaining useful lives of the asset or asset group. If the carrying value of the long-lived asset or asset group exceeds the fair value, the carrying value is written down to the fair value in the period identified. The Company did not record any impairment charges related to its long-lived assets, other than goodwill and indefinite-lived intangible assets, during the first six months of 2012 or 2011.

Goodwill and indefinite-lived intangible assets – The Company assess the impairment of goodwill and other indefinite-lived intangible assets on the last day of each fiscal year, or more frequently if certain indicators are present as described above under long-lived assets. The Company assesses goodwill for impairment by comparing the fair value of its reporting units to their carrying amounts. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the goodwill within the reporting unit is less than its carrying value. Fair values for reporting units are determined based on discounted cash flow models and market multiples. The discounted cash flow model requires inputs to a present value cash flow calculation such as a risk-adjusted discount rate, terminal values, operating budgets, and long-term strategic plans. The fair value from the discounted cash flow model is then combined, based on certain weightings, with market multiples in order to determine the fair value of the reporting unit. These market multiples include revenue multiples and multiples of earnings before interest, taxes, depreciation and amortization.

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

Indefinite-lived intangible assets are assessed for impairment by comparing the fair value of the intangible asset to its carrying value. If the carrying value of the indefinite-lived intangible asset exceeds the fair value, the carrying value is written down to the fair value in the period identified. The fair value of indefinite-lived intangible assets is determined by using a discounted cash flow model. The discounted cash flow model requires inputs to a present value cash flow calculation such as a risk-adjusted discount rate, royalty rates, operating budgets, and long-term strategic plans.

Note 5 “Intangible Assets” contains additional information on the Company’s intangible assets.

Cost method investment – The Company holds investments in equity securities that are accounted for as cost method investments, which are classified as Other Assets, and are measured at fair value only if certain events or circumstances occur that have a significant effect on the fair value of the investment. The aggregate recorded amount of cost method investments at June 29, 2012 and December 30, 2011 was $7.3 million and $5.7 million, respectively.

The Company did not record any impairment charges related to its cost method investments during the first six months of 2012. During the second quarter of 2011, the Company recognized impairment charges related to its cost method investments of $0.3 million. The fair value of these investments was determined by reference to recent sales data of similar shares to independent parties in an inactive market. This fair value calculation was categorized in Level 2 of the fair value hierarchy. In the first quarter of 2011, the Company sold its cost method investment in IntElect Medical, Inc. (“IntElect”) in conjunction with Boston Scientific’s acquisition of IntElect, which resulted in a pre-tax gain of $4.5 million.

Fair Value of Other Financial Instruments

Convertible subordinated notes – The fair value of CSN disclosed in Note 6 “Debt” was determined based upon recent third-party transactions for CSN in an inactive market. CSN are valued for disclosure purposes utilizing Level 2 measurements of the fair value hierarchy.

15.	BUSINESS SEGMENT, GEOGRAPHIC AND CONCENTRATION RISK INFORMATION

The Company operates its business in two reportable segments – Implantable Medical and Electrochem Solutions (“Electrochem”). The Implantable Medical segment (formerly Greatbatch Medical) is comprised of our Greatbatch Medical and QiG Group brands and designs and manufactures medical devices and components for the cardiac rhythm management (“CRM”), neuromodulation, vascular access and orthopaedic markets. Additionally, the Implantable Medical segment offers value-added assembly and design engineering services. As a result of the strategy put in place over three years ago, the Implantable Medical segment offers its customers complete medical devices including design, development, manufacturing, regulatory submission and supporting worldwide distribution. This medical device strategy is being facilitated through the QiG Group and leverages the component technology of Greatbatch Medical in the Company’s core markets: cardiovascular, neuromodulation and orthopaedic. The devices designed and developed by the QiG Group are manufactured by Greatbatch Medical.

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

Electrochem designs, manufactures and distributes primary and rechargeable batteries, and battery packs for demanding applications in the portable medical, energy, environmental monitoring and security markets among others. Portable medical product line sales were primarily obtained through the Micro Power acquisition.

The Company defines segment income from operations as sales less cost of sales including amortization and expenses attributable to segment-specific selling, general, administrative, research, development, engineering and other operating activities. Segment income also includes a portion of non-segment specific selling, general, and administrative expenses based on allocations appropriate to the expense categories. The remaining unallocated operating and other expenses are primarily administrative corporate headquarters expenses and capital costs that are not allocated to reportable segments. Transactions between the two segments are not significant.

An analysis and reconciliation of the Company’s business segment, product line and geographic information to the respective information in the Condensed Consolidated Financial Statements follows. Sales by geographic area are presented by allocating sales from external customers based on where the products are shipped to (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Sales:
Implantable Medical
CRM/Neuromodulation	$80,025	$77,724	$155,160	$155,761
Vascular Access	12,481	10,769	24,117	21,243
Orthopaedic	32,860	37,922	63,906	77,511

Total Implantable Medical	125,366	126,415	243,183	254,515
Electrochem
Portable Medical	20,407	2,012	39,127	4,151
Energy/Environmental	16,879	16,016	35,249	31,858
Other	3,896	2,081	8,092	4,834

Total Electrochem	41,182	20,109	82,468	40,843

Total sales	$166,548	$146,524	$325,651	$295,358

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

	Three Months Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Segment income from operations:
Implantable Medical	$11,396	$17,700	$21,508	$36,647
Electrochem	6,199	4,852	10,670	9,259

Total segment income from operations	17,595	22,552	32,178	45,906
Unallocated operating expenses	(6,504)	(4,249)	(9,889)	(9,637)

Operating income as reported	11,091	18,303	22,289	36,269
Unallocated other expense	(4,221)	(5,539)	(9,300)	(5,678)

Income before provision for income taxes	$6,870	$12,764	$12,989	$30,591

	Three Months Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Sales by geographic area:
United States	$84,378	$61,092	$166,784	$126,293
Non-Domestic locations:
Puerto Rico	26,681	24,651	50,221	50,832
Belgium	15,053	17,628	30,391	36,597
United Kingdom & Ireland	12,331	17,626	24,688	28,119
Rest of world	28,105	25,527	53,567	53,517

Total sales	$166,548	$146,524	$325,651	$295,358

Four customers accounted for a significant portion of the Company’s sales as follows:

	Three Months Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Customer A	18%	19%	19%	20%
Customer B	15%	17%	14%	17%
Customer C	10%	14%	10%	14%
Customer D	6%	8%	7%	8%

	49%	58%	50%	59%

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

Long-lived tangible assets by geographic area are as follows (in thousands):

	As of
	June 29, 2012	December 30, 2011
United States	$123,362	$113,693
Rest of world	33,018	32,113

Total	$156,380	$145,806

16.	IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

In July 2012, the FASB issued Accounting Standards Update (“ASU”) No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU simplifies the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. The amendments allow an organization the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. An organization electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the organization determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. When adopted, this ASU will not have a material impact on the Company’s Condensed Consolidated Financial Statements as it only impacts the timing of when the Company is required to perform the two-step impairment tests of its indefinite-lived intangible assets other than goodwill.

In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” This ASU requires companies to provide information about trading in financial instruments and related derivatives in expanded disclosures, creates new disclosure requirements about the nature of an entity’s rights of offset and related arrangements associated with its financial instruments and derivative instruments. The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods therein, with retrospective application required. When adopted, this ASU will not have a material impact on the Company’s Condensed Consolidated Financial Statements as it only changes the disclosures surrounding the Company’s offsetting assets and liabilities.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Business

We operate our business in two reportable segments – Implantable Medical and Electrochem Solutions (“Electrochem”). The Company’s customers include large multi-national original equipment manufacturers (“OEMs”). The Implantable Medical segment (formerly Greatbatch Medical) is comprised of our Greatbatch Medical and QiG Group brands and designs and manufactures medical devices and components for the cardiac rhythm management (“CRM”), neuromodulation, vascular access and orthopaedic markets. Additionally, Implantable Medical offers value-added assembly and design engineering services. As a result of the strategy put in place over three years ago, Implantable Medical now offers its customers complete medical devices including design, development, manufacturing, regulatory submission and supporting worldwide distribution. This medical device strategy is being facilitated through the QiG Group (“QiG”) and leverages the component technology of Greatbatch Medical and Electrochem in our core markets: cardiovascular, neuromodulation and orthopaedic. Once QiG designs and develops a medical device, it is manufactured by Greatbatch Medical. The operating expenses of QiG are included within the Implantable Medical segment.

Electrochem provides technology solutions where safety, reliability, quality and durability are critical. Electrochem’s customized primary (non-rechargeable) and secondary (rechargeable) battery solutions are used in markets such as portable medical, energy, environmental monitoring, and security. Electrochem’s product lines cover a number of highly-customized battery-powered applications in remote and demanding environments, including down hole drilling tools, military communication devices, automated external defibrillators, oceanographic buoys and more. Electrochem’s primary and secondary power solutions and wireless sensing systems are used in markets where failure is not an option. Electrochem’s portable medical product line sales were primarily obtained through the Micro Power Electronics, Inc. (“Micro Power”) acquisition in December 2011.

Our Acquisitions

On December 15, 2011, Electrochem acquired all of the outstanding stock of Micro Power headquartered in Beaverton, OR. Micro Power is a leading supplier of custom battery solutions, serving the portable medical, military and handheld automatic identification and data collection markets. Micro Power’s commercial portfolio is highly complementary to the products and services offered by Electrochem. The results of Micro Power were included in our Electrochem segment from the date of acquisition. The aggregate purchase price of Micro Power was $71.8 million, which we funded with cash on hand and $45 million borrowed under our revolving credit facility. Total assets acquired from Micro Power were $88.2 million, of which $60.7 million were intangible assets.

On February 16, 2012, we purchased all of the outstanding common stock of NeuroNexus Technologies, Inc. (“NeuroNexus”) headquartered in Ann Arbor, MI. NeuroNexus is an active implantable medical device design firm specializing in developing and commercializing neural interface technology, components and systems for neuroscience and clinical markets. NeuroNexus has an extensive intellectual property portfolio, core technologies and capabilities to support the development and manufacturing of innovative neural interface devices across a wide range of functions including neuromodulation, sensing, optical stimulation and targeted drug delivery applications. The results of NeuroNexus were included in our Implantable Medical segment from the date of acquisition. The aggregate purchase price of NeuroNexus was $13.2 million, which we funded with cash on hand and $10 million borrowed under our revolving credit facility. Total assets acquired from NeuroNexus were $14.6 million, of which $12.3 million were intangible assets.

Our Customers

Implantable Medical customers include leading OEMs, in alphabetical order here and throughout this report, such as Biotronik, Boston Scientific, Johnson & Johnson, Medtronic, Smith & Nephew, Sorin Group, St. Jude Medical, Stryker and Zimmer. The nature and extent of our selling relationships with each OEM varies in terms of breadth of products purchased, purchased product volumes, length of contractual commitment, ordering patterns, inventory management and selling prices. During the six months ended June 29, 2012, Boston Scientific, Johnson & Johnson, Medtronic and St. Jude Medical collectively accounted for 50% of our total Company sales.

Our Electrochem customers are primarily companies involved in demanding markets with sophisticated power solutions needs, such as portable medical, energy, environmental monitoring and security. Some of our larger OEM customers include General Electric, Halliburton Company, Scripps Institution of Oceanography, Thales, Weatherford International and Zoll Medical Corp.

Financial Overview

Second quarter 2012 sales increased 14% over the prior year period to a record $166.5 million. This increase was driven by the acquisition of Micro Power, primarily portable medical sales, which added $21.3 million to sales, as well as a 16% increase in vascular access revenue and stronger than expected growth in our CRM product line. Second quarter results also included the impact of foreign currency exchange rate fluctuations, which lowered orthopaedic sales by approximately $3 million in comparison to the prior year. On an organic constant currency basis, sales for the second quarter increased 1% versus the prior year as the benefits described above were partially offset by continued weakness within our orthopaedics product line as a result of price concessions provided to customers, as well as fewer customer product launches and development opportunities due to operational issues within our Swiss orthopaedic business, which are aggressively being addressed. For the first two quarters of 2012, sales increased 10% primarily due to the same reasons that impacted the second quarter results. For the first half of 2012, Micro Power added approximately $41.9 million to revenue while foreign currency exchange rate fluctuations lowered orthopaedic sales by approximately $4 million.

We prepare our financial statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Additionally, we consistently report and discuss in our quarterly earnings releases and investor presentations adjusted operating income and margin, adjusted net income and adjusted earnings per diluted share. These adjusted amounts consist of GAAP amounts excluding the following adjustments to the extent they occur during the period: (i) facility consolidation, manufacturing transfer and system integration charges, (ii) asset write-down and disposition charges, (iii) severance charges in connection with corporate realignments or a reduction in force (iv) the impact of non-cash charges to interest expense due to the accounting change governing convertible debt, (v) unusual or infrequently occurring items, (vi) certain R&D expenditures (such as medical device design verification testing (“DVT”) expenses in connection with our development of a neuromodulation platform), (vii) gain/loss on the sale of investments and (viii) the income tax (benefit) related to these adjustments. We believe that reporting these amounts provides important supplemental information to our investors and creditors seeking to understand the financial and business trends relating to our financial condition and results of operations. Additionally, certain performance-based compensation incentives provided to our executives are determined utilizing these adjusted amounts.

A reconciliation of GAAP operating income to adjusted amounts is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Operating income as reported	$11,091	$18,303	$22,289	$36,269
Adjustments:
Inventory step-up amortization (COS)	—	—	532	—
Medical device DVT expenses (RD&E)	1,575	634	2,615	1,224
Consolidation and optimization costs	4,455	22	6,023	261
Integration expenses	112	—	1,055	—
Asset dispositions, severance and other	1,356	(542)	1,590	(614)

Adjusted operating income	$18,589	$18,417	$34,104	$37,140

Adjusted operating margin	11.2%	12.6%	10.5%	12.6%

GAAP operating income for the second quarter of 2012 was $11.1 million, compared to $18.3 million for the 2011 second quarter. This decrease was primarily due to an increased level of consolidation and integration activities, the costs of which are excluded from adjusted amounts. These costs are being incurred in connection with over a half a dozen consolidation, productivity and optimization projects, which are expected to improve operating results later this year and into next year.

Adjusted operating income was $18.6 million in the second quarter of 2012, compared to $18.4 million for the comparable 2011 period. This 1% increase was primarily a result of higher gross profits, which were partially offset by increased research, development, and engineering (“RD&E”) investment incurred in connection with the development of medical devices, as well as production inefficiencies at our Swiss orthopaedic facilities. To help offset our increased level of expenses, during the quarter we made several strategic decisions in order to fully optimize our RD&E efforts. This included the reallocation of RD&E resources to higher priority projects, the postponement of some RD&E projects, as well as the decision to pursue various alternatives to monetize some of our existing intellectual property that are outside our core business. As a result of these decisions, we now expect our 2012 second half run-rate of RD&E to be slightly lower than the first half.

Based upon our results for the first two quarters, we still expect that revenue will be in line with our original guidance due to stronger than expected performance from our CRM and portable medical product lines. However, we now expect that our full year 2012 adjusted operating income as a percentage of sales and adjusted diluted EPS will be at the lower end of our guidance provided at the beginning of the year due to lower than expected profitability from our Swiss operations. Overall, we estimate that these issues decreased our adjusted diluted EPS by $0.08 per share in comparison to the 2011 second quarter and $0.13 per share versus the first six months of 2011.

GAAP and adjusted diluted EPS for the second quarter 2012 were $0.16 and $0.43 per share, respectively, compared to $0.36 and $0.43 per share, respectively, for the second quarter 2011. For the first half of 2012 GAAP and adjusted diluted EPS were $0.35 and $0.79 per share, respectively, compared to $0.86 and $0.88 per share, respectively, for the same period of 2011.

A reconciliation of GAAP net income and diluted EPS to adjusted amounts is as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Income before taxes as reported	$6,870	$12,764	$12,989	$30,591
Adjustments:
Inventory step-up amortization (COS)	—	—	532	—
Medical device DVT expenses (RD&E)	1,575	634	2,615	1,224
Consolidation and optimization costs	4,455	22	6,023	261
Integration expenses	112	—	1,055	—
Asset dispositions, severance and other	1,356	(542)	1,590	(614)
(Gain) loss on cost method investments, net	—	317	—	(4,232)
CSN conversion option discount amortization	2,263	2,101	4,484	4,163

Adjusted income before taxes	16,631	15,296	29,288	31,393
Adjusted provision for income taxes	6,435	5,100	10,376	10,378

Adjusted net income	$10,196	$10,196	$18,912	$21,015

Adjusted diluted EPS	$0.43	$0.43	$0.79	$0.88

Number of shares	23,876	23,838	23,816	23,767

Our CEO’s View

We continue to make good progress on our strategic objectives, and announced several new initiatives, which included the following:

•	Opening of our manufacturing facility in Fort Wayne, IN, which, combined with our Tijuana, Mexico facility, will be used to consolidate our orthopaedic operations;

•	Establishing an RD&E center in Singapore with the support of the Singapore Economic Development Board, which is the first step of our Asia Pacific strategy;

•	Increasing our strategic focus on sales and marketing to drive core business growth; and

•	Completing the integration of our portable medical product line (Micro Power), which is performing ahead of expectations.

From a financial perspective, the key points about the 2012 second quarter are as follows:

•	Our CRM and portable medical product lines are performing ahead of our expectations;

•	When combined with our strong vascular access growth, we are on track to achieve our full year revenue guidance;

•	Our orthopaedics product line is weighing down our operating performance but is aggressively being addressed;

•	The increase in other operating expense reflects the multiple consolidation, productivity and optimization initiatives we have in place and will generate future benefits;

•	During the quarter we made strategic decisions in order to fully optimize our RD&E efforts, which will be focused on fewer projects going forward; and

•	Our cash flow from operations remains strong and provides the funding we need to execute on all of our strategic objectives.

We remain optimistic about the remainder of the year and long-term growth prospects of our Company. The strategies highlighted above gives us confidence that we are well positioned to drive future growth and ultimately, shareholder value.

Product Development

As part of the natural evolution of our Company, in 2008, we reassigned 40 Greatbatch Medical engineers to create the QiG Group in order to help facilitate the development of complete medical devices for our customers. In creating QiG, we pooled and focused the tremendous talent, resources and capacity for innovation within our organization. Today, QiG encompasses approximately 120 research and development professionals working in facilities in five states and focused on three compelling therapeutic areas: cardiovascular, neuromodulation and, longer-term, orthopaedics. Additionally, QiG has established partnerships with nearly a dozen key physicians who are highly specialized in these areas. These partnerships are helping us to design medical devices from the ground up with features that will meet the needs of today’s practicing clinicians.

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

Within QiG, we are utilizing a disciplined and diversified portfolio approach with three investment modes: strategic equity investments; OEM initiated medical device projects; and independent market driven medical device developments each to be sold by an OEM or distribution partner. The QiG Group employs a disciplined and thorough process for evaluating these opportunities. A scorecard process is utilized to review and select the most strategically valuable ideas to pursue, taking into account a host of variables including the market opportunity, regulatory pathway and reimbursement; market need and market potential; intellectual property and projected financial return.

Today we have five strategic equity investments and have developed or are in the process of developing nearly a dozen medical devices in conjunction with our OEM partners, which are beginning to provide a return on the investment we have made. Additionally, we have four new medical devices that we are independently working on that are in various stages of development. While we do not intend to discuss each of these projects individually each quarter, we will discuss significant milestones as they occur. Some of the medical device projects that we currently are working on include:

Cardiovascular portfolio—Venous and arterial introducers, anti-microbial coatings, steerable delivery systems, and MRI conditional brady, gastric stimulation and sleep apnea leads. During 2012, we received U.S. Food and Drug Administration (“FDA”) 510(k) clearance on our transradial catheter sheath introducer and steerable delivery sheath for atrial fibrillation ablation and received the CE mark for distribution of our transseptal needle that supports access and delivery of ablation therapies for atrial fibrillation. We expect sales of these medical devices to ramp up during the second half of 2012.

Neuromodulation portfolio – With regards to Algostim, our spinal cord stimulator for the treatment of chronic pain in the trunk and limbs, we are pleased with our progress to date and remain excited about its future prospects. We are currently in the process of design verification testing of this device and continue to focus on bringing a quality product to the market quickly. We have also finalized our pre-investigational device exemption (“IDE”) discussions with the FDA and have begun to have discussions with OEM partners with regards to various commercialization alternatives. Given the novel features of our device, and our emphasis to design for manufacturability, we are extending the DVT testing timeline. As a result, we now expect to make our premarket approval application (“PMA”) submission in the second half of 2013. Given that we are developing this device from the ground up and consulting with key opinion leaders to optimally meet the unmet clinical needs of the industry, we are taking every precaution to ensure this device performs exactly as we intend. Even though we are extending this timeline, we are extremely optimistic about the prospects of this device and are encouraged by the feedback we are receiving from potential OEM partners.

We intend to update you on the other three devices we are independently developing in the near future.

In addition to our medical devices, we continue to develop new component products for applications in our core markets, such as:

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

Approximately $0.5 million of the NeuroNexus purchase price in February 2012 was allocated to the estimated fair value of acquired IPR&D projects that expect to generate cash flows but have not yet reached technological feasibility, and thus were classified as an indefinite-lived intangible asset until the completion or abandonment of the associated projects. The value assigned to IPR&D related to the development of micro-electrodes for deep brain mapping and electrocorticography, and is expected to be commercialized by 2014. There have been no significant changes from our original estimates with regards to these projects.

Cost Savings and Consolidation Efforts

In 2012 and 2011, we recorded charges in Other Operating (Income) Expense, Net in the Condensed Consolidated Statements of Operations related to cost savings and consolidation efforts. These initiatives were undertaken to improve our operational efficiencies and profitability. Additional information regarding the timing, cash flow and amount of future expenditures is set forth in Note 9 “Other Operating (Income) Expense, Net” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report, as well as the “Liquidity and Capital Resources” section of this Item.

We are currently implementing a multi-faceted plan to further enhance, optimize and leverage our orthopaedics operations. This plan includes the construction on an orthopaedic manufacturing facility in Fort Wayne, IN; updating our Indianapolis, IN facility to streamline operations, increase capacity, and further expand capabilities; and in the third quarter of 2012, finalized plans to transfer most major functions currently performed at our facilities in Orvin and Corgemont, Switzerland into our Fort Wayne, IN and Tijuana, Mexico facilities. The total capital investment expected for these initiatives is between $30 million and $40 million, of which $22 million has been expended to date. Total expense expected to be incurred for these initiatives is between $30 million and $36 million, of which $3.0 million has been incurred to date.

Near the end of 2011, we initiated plans to optimize and expand our manufacturing infrastructure in order to support our medical device strategy. This will include the transfer of certain product lines, expansion of two of our existing facilities, as well as the purchase of equipment to create additional capacity for the manufacture of medical devices and create additional cost savings. Total capital investment under these initiatives is expected to be between $15 million to $20 million of which approximately $3.9 million has been expended to date. Total expenses expected to be incurred on these projects is between $2 million to $3 million of which $0.9 million has been incurred to date.

These orthopaedic and medical device initiatives are expected to be completed over the next two to three years and are expected to generate approximately $10 million to $15 million of annual cost savings.

In 2011, we initiated plans to upgrade our existing global ERP system. This initiative is expected to be completed over the next two years. Total capital investment under this initiative is expected to be approximately $4 million to $5 million of which approximately $2.0 million has been expended to date. Total expenses expected to be incurred on this initiative is between $5 million to $7 million of which $2.8 million has been incurred to date.

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

On December 15, 2010, the U.S. Securities and Exchange Commission (“SEC”) issued a proposed rule under Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act. Section 1502 relates to reporting requirements regarding conflict minerals originating in the Democratic Republic of the Congo and adjoining countries. Under the proposed rule, issuers would be required to perform a “reasonable” due-diligence process to ascertain whether conflict minerals are necessary to the functionality or production of their manufactured or contracted to be manufactured products. If conflict minerals are used, the issuer would be required to make certain disclosures in its annual report on Form 10-K. We would incur additional, new compliance costs if the proposed rule is adopted since our Implantable Medical business utilizes some of the minerals specified in the proposed rule. The SEC is expected to consider the adoption of a final rule at its Open Meeting on August 22, 2012.

Our Financial Results

We utilize a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31st. For 52-week years, each quarter contains 13 weeks. The second quarter of 2012 and 2011 ended on June 29, and July 1, respectively, and each contained 13 weeks. The commentary that follows should be read in conjunction with our Condensed Consolidated Financial Statements and related notes and with the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended December 30, 2011.

The following table presents certain selected financial information derived from our Condensed Consolidated Financial Statements for the periods presented (dollars in thousands, except per share data):

	Three Months Ended				Six Months Ended
	June 29, 2012	July 1, 2011	$ Change	% Change	June 29, 2012	July 1, 2011	$ Change	% Change
Sales:
Implantable Medical
CRM/Neuromodulation	$80,025	$77,724	$2,301	3%	$155,160	$155,761	$(601)	0%
Vascular Access	12,481	10,769	1,712	16%	24,117	21,243	2,874	14%
Orthopaedic	32,860	37,922	(5,062)	-13%	63,906	77,511	(13,605)	-18%

Total Implantable Medical	125,366	126,415	(1,049)	-1%	243,183	254,515	(11,332)	-4%
Electrochem
Portable Medical	20,407	2,012	18,395	NA	39,127	4,151	34,976	NA
Energy/Environmental	16,879	16,016	863	5%	35,249	31,858	3,391	11%
Other	3,896	2,081	1,815	87%	8,092	4,834	3,258	67%

Total Electrochem	41,182	20,109	21,073	105%	82,468	40,843	41,625	102%

Total sales	166,548	146,524	20,024	14%	325,651	295,358	30,293	10%
Cost of sales	114,615	99,920	14,695	15%	226,830	201,584	25,246	13%

Gross profit	51,933	46,604	5,329	11%	98,821	93,774	5,047	5%
Gross profit as a % of sales	31.2%	31.8%			30.3%	31.7%
Selling, general and administrative expenses (SG&A)	20,745	17,571	3,174	18%	39,779	36,220	3,559	10%
SG&A as a % of sales	12.5%	12.0%			12.2%	12.3%
Research, development and engineering costs, net (RD&E)	14,174	11,250	2,924	26%	28,085	21,638	6,447	30%
RD&E as a % of sales	8.5%	7.7%			8.6%	7.3%
Other operating (income) expense, net	5,923	(520)	6,443	NA	8,668	(353)	9,021	NA

Operating income	11,091	18,303	(7,212)	NA	22,289	36,269	(13,980)	NA
Operating margin	6.7%	12.5%			6.8%	12.3%
Interest expense	4,416	4,403	13	0%	8,775	8,677	98	1%
Interest income	(1)	—	(1)	NA	(1)	(8)	7	-88%
(Gain) loss on cost method investments, net	—	317	(317)	-100%	—	(4,232)	4,232	-100%
Other (income) expense, net	(194)	819	(1,013)	-124%	526	1,241	(715)	-58%
Provision for income taxes	3,019	4,214	(1,195)	-28%	4,671	10,097	(5,426)	-54%
Effective tax rate	43.9%	33.0%			36.0%	33.0%

Net income	$3,851	$8,550	$(4,699)	-55%	$8,318	$20,494	$(12,176)	-59%

Net margin	2.3%	5.8%			2.6%	6.9%
Diluted earnings per share	$0.16	$0.36	$(0.20)	-56%	$0.35	$0.86	$(0.51)	-59%

Sales

Second quarter 2012 sales increased 14% over the prior year period to a record $166.5 million. This increase was driven by the acquisition of Micro Power, primarily portable medical, which added $21.3 million to sales, as well as a 16% increase in vascular access revenue and stronger than expected growth in our CRM product line. Second quarter results also included the impact of foreign currency exchange rate fluctuations, which lowered orthopaedic sales by approximately $3 million in comparison to the prior year. On an organic constant currency basis, sales for the second quarter increased 1% versus the prior year as the benefits described above were partially offset by continued weakness within our orthopaedics product line. For the year-to-date period, sales increased 10% primarily due to the same reasons that impacted the second quarter results. For the first half of 2012, Micro Power added approximately $41.9 million to revenue while foreign currency exchange rate fluctuations lowered orthopaedic sales by approximately $4 million. At this time, we still expect to achieve our 13% to 17% growth guidance for total sales set at the beginning of the year given stronger than expected performance from our CRM and portable medical product lines.

Implantable Medical – CRM and neuromodulation sales for the second quarter of 2012 increased 3% compared to the prior year to a record $80.0 million. CRM and neuromodulation revenue for the second quarter of 2012 and 2011 both included the benefit of customer product launches. We continue to see an increased pace of product development opportunities from our CRM customers. Management believes that this, combined with our increased focus on sales and marketing, will allow us to grow this product line faster than the underlying market. For the year-to-date period, CRM and neuromodulation sales were consistent with the prior year which is ahead of our expectations and above market growth rates.

We would like to reiterate that our visibility to customer ordering patterns is over a relatively short period of time. Any significant customer field actions or relative market share shifts among OEM manufacturers could have a material impact on our operating results. Additionally, our customers have inventory management programs, alternative supply arrangements, and vertical integration plans which could materially impact our sales. Finally, we face pricing pressures from our customers and in particular our four largest OEM customers upon which a significant portion of our sales is dependent. We expect these pressures on CRM revenue to continue for the foreseeable future.

Second quarter and year-to-date 2012 sales for the vascular access product line increased 16% and 14%, respectively, in comparison to the prior year periods and were primarily driven by the commercialization of new medical devices, as well as market growth. We continue to expect 2012 vascular access sales growth to be in the 10% to 20% range provided at the beginning of the year and that the sales of complete medical devices developed by QiG will be in the range of $10 to $15 million for 2012.

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

Orthopaedic product line sales for the second quarter and year-to-date periods of 2012 declined 13% (-5% constant currency) and 18% (-12% constant currency), respectively, compared to the same periods of 2011. Foreign currency exchange rate fluctuations decreased orthopaedic revenue by approximately $3 million in the second quarter of 2012 ($4 million year-to-date) in comparison to the prior year. The remaining decline in second quarter and first half 2012 orthopaedic sales was a result of price concessions provided to customers, as well as fewer customer product launches and development opportunities due to operational issues within our orthopaedic business, which are aggressively being addressed. Given the softness that we are seeing in our orthopaedic product line, we do not expect to achieve the revenue growth assumptions previously provided for that product line.

Electrochem – Second quarter and first half 2012 sales for Electrochem increased $21.1 million and $41.6 million, respectively versus the comparable 2011 periods. 2012 second quarter Electrochem sales included $21.3 million ($41.9 million year-to-date) of revenue related to the acquisition of Micro Power in December 2011. On an organic basis, Electrochem revenue decreased 1% for the quarter and year-to-date periods in comparison to the prior year as a result of tough comparables, as the 2011 results included the benefit of customer inventory restocking. The Micro Power acquisition continues to exceed our initial expectations, and is being driven by successful product launches into the higher growth, higher value portable medical market. This market is benefiting from the shifting of patient care from clinical settings to the home and an aging population, which is driving the need for lightweight/portable devices for patients and caregivers. Our funnel of portable medical products from this acquisition continues to be full and is expected to drive high single digit revenue growth for this product line for the next several years.

Gross Profit

Changes to gross profit as a percentage of sales from the prior year were due to the following:

	Change From Prior Year
	Three Months	Six Months
Impact of acquisitions(a)	-1.0%	-1.2%
Excess capacity & Swiss production inefficiencies(b)	-3.6%	-4.2%
Performance-based compensation(c)	-0.3%	0.5%
Mix change(d)	3.2%	2.4%
Other	1.1%	1.1%

Total percentage point change to gross profit as a percentage of sales	-0.6%	-1.4%

(a)	Our gross profit percentage was impacted by the acquisition of Micro Power in December 2011, which had a lower gross margin percentage due to its higher percentage of material costs in comparison to our legacy businesses. Additionally, during the first quarter of 2012 we recognized $0.5 million of inventory step-up amortization in connection with this acquisition which will not reoccur in subsequent periods. We are currently in the process of integrating Micro Power into our manufacturing processes, which is expected to modestly improve our cost of sales percentage.
(b)	Our gross profit percentage was negatively impacted during 2012 due to lower sales volumes for the orthopaedic product line and production inefficiencies at our Swiss orthopaedic facilities. Additionally, as a result of the addition of our Fort Wayne facility in the second quarter of 2012, we experienced excess capacity costs in comparison to 2011. In accordance with our inventory accounting policy, excess capacity costs are expensed in the period they occur. We have aggressively begun to right-size our orthopaedic cost structure and have announced plans to enhance, optimize and leverage this business, which is expected to help improve our gross margin percentage for the remainder of 2012 and into 2013. We estimate that the Swiss operational issues impacted our gross margin by approximately 170 basis and 160 basis points for the quarter and year-to-date comparisons.

(c)	Amount represents lower performance-based compensation recorded based upon the results of the current year.
(d)	Our gross profit percentage was positively impacted by an increase in sales of higher margin products, primarily within the CRM and vascular access product lines.

We expect to see gross margin improvements as the year progresses, which will come from the consolidation of our orthopaedic operations and optimization of RD&E investment, as well as from various other measures management has initiated to manage our cost structure. Over the long-term, we expect our gross profit margin to improve as more system and device level products are introduced, which typically earn a higher margin.

SG&A Expenses

Changes to SG&A expenses from the prior year were due to the following (in thousands):

	Change From Prior Year
	Three Months	Six Months
Impact of acquisitions (a)	$2,796	$5,441
Performance-based compensation(b)	(234)	(1,263)
Medical device strategy communication(c)	(50)	(550)
Other	662	(69)

Net increase in SG&A	$3,174	$3,559

(a)	Amounts represent the incremental SG&A expenses related to the acquisition of Micro Power and NeuroNexus.
(b)	Amounts represent lower performance-based compensation recorded based upon the results of the first half of the year. Performance-based compensation for the remainder of 2012 is expected to increase as our revenue and operating results improve.
(c)	Amounts represent the costs incurred during the first quarter of 2011 in connection with the communication of our medical device strategy to shareholders, customers and associates including costs incurred for our Investor Day.

RD&E Expenses, Net

Net RD&E costs are comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Research and development costs	$6,885	$4,633	$12,540	$8,512

Engineering costs	9,530	8,657	19,169	17,567
Less cost reimbursements	(2,241)	(2,040)	(3,624)	(4,441)

Engineering costs, net	7,289	6,617	15,545	13,126

Total RD&E, net	$14,174	$11,250	$28,085	$21,638

Net RD&E for the 2012 second quarter and year-to-date periods increased $2.9 million and $6.4 million, respectively, versus the respective 2011 periods. Approximately $0.7 million and $1.5 million, respectively, of this increase was a result of the operations from our recent acquisitions. The remainder of this increase can be attributed to the investment in the development of complete medical devices which totaled $7.0 million for the 2012 second quarter ($14.3 million year-to-date) compared to $5.6 million ($10.4 million year-to-date) for 2011. These amounts include $1.6 million ($2.6 million year-to-date) and $0.6 million ($1.2 million year-to-date), respectively, of DVT costs in connection with our development of a neuromodulation platform. When combined with SG&A expenses, total costs incurred in connection with our medical device initiatives totaled $18.4 million for the first six months of 2012 versus $12.7 million for the comparable 2011 period. Year-to-date 2011 results include higher cost reimbursements from customers in the first quarter, which was primarily due to the achievement of contractual milestones on two medical device projects. For the second half of the year we anticipate that RD&E costs will be slightly lower than the first half as we begin to optimize our RD&E investment.

Other Operating (Income) Expense, Net

Other operating (income) expense, net is comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Orthopaedic facility optimization(a)	$1,978	$22	$2,322	$261
Medical device facility optimization(a)	565	—	894	—
ERP system upgrade(a)	1,912	—	2,807	—
Integration costs(b)	112	—	1,055	—
Asset dispositions, severance and other(c)	1,356	(542)	1,590	(614)

Total other operating (income) expense, net	$5,923	$(520)	$8,668	$(353)

(a)	Refer to “Cost Savings and Consolidation Efforts” section of this Item and Note 9 “Other Operating (Income) Expense, Net” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 for disclosures related to the timing and level of remaining expenditures for these initiatives.
(b)	During 2012, we incurred costs related to the integration of Micro Power and NeuroNexus. These expenses were primarily for retention bonuses, travel costs in connection with integration efforts, and severance, which will not be required or incurred after the integrations are completed.
(c)	During 2012 and 2011, we recorded (gains) write-downs in connection with various asset disposals, net of insurance proceeds received, if any. Additionally, during the second quarter of 2012, we incurred $1.2 million of costs related to the relocation of our global headquarters to Frisco, Texas.

Interest Expense and Interest Income

Interest expense and income for the second quarter and year-to-date periods of 2012 were relatively consistent with the comparable 2011 periods.

(Gain) Loss on Cost Method Investments, Net

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

Provision for Income Taxes

The effective tax rate (including discrete items) for the three and six months ended June 29, 2012 was 43.9% and 36.0%, respectively, versus 33.0% for the comparable 2011 periods. This increase was primarily a result of the expiration of the R&D tax credit at the end of 2011 and changes in the mix of forecasted pre-tax income by jurisdiction. 2012 amounts include losses from our Swiss operations, which are deducted at a lower effective tax rate, thus increasing the overall effective tax rate of the Company. Partially offsetting these increases was the settlement of the IRS audit for 2009 and 2010 during the first quarter of 2012.

We currently expect our 2012 annual GAAP effective tax rate to be between 40% and 45%, depending on the timing of expenses incurred in connection with the closure of manufacturing operations in Switzerland. On an adjusted basis, which will exclude the impact of these consolidation costs, we expect our effective tax rate to be more in line with the U.S. statutory rate of 35%. There is a potential for volatility of this effective tax rate due to several factors, including changes in the mix of pre-tax income and the jurisdictions to which it relates, changes in tax laws and foreign tax holidays, business reorganizations, settlements with taxing authorities and foreign currency fluctuations.

Liquidity and Capital Resources

	As of
(Dollars in thousands)	June 29, 2012	December 30, 2011
Cash and cash equivalents(a)	$11,133	$36,508
Working capital(a)	$171,588	$170,907
Current ratio(a)	3.09	2.82

(a)	The decrease in cash and cash equivalents from the end of 2011 was primarily due to the cash used in connection with our acquisitions, the purchase of property, plant and equipment, and the repayment of long-term debt during the year. Additionally, the increase in the current ratio during the year was primarily a result of the cash generated from operations, which was used to pay down accrued expenses, primarily 2011 performance-based compensation.

Revolving Line of Credit – We have a senior credit facility (the “Credit Facility”) consisting of a $400 million revolving line of credit, which can be increased to $600 million upon our request and approval by a majority of the lenders. The Credit Facility also contains a $15 million letter of credit subfacility and a $15 million swingline subfacility. The Credit Facility has a maturity date of June 24, 2016; provided, however, if our convertible notes are not repaid in full, modified or refinanced before March 1, 2013, the maturity date of the Credit Facility is March 1, 2013.

The Credit Facility is supported by a consortium of fourteen banks with no bank controlling more than 19% of the facility. As of June 29, 2012, each bank supporting the Credit Facility has an S&P credit rating of at least BBB or better, which is considered investment grade.

The Credit Facility requires us to maintain a rolling four quarter ratio of adjusted EBITDA to interest expense of at least 3.0 to 1.0. For the twelve month period ended June 29, 2012, our ratio of adjusted EBITDA to interest expense, calculated in accordance with our credit agreement, was 18.7 to 1.0, well above the required limit. The Credit Facility also requires us to maintain a total leverage ratio of not greater than 4.0 to 1.0. As of June 29, 2012, our total leverage ratio, calculated in accordance with our credit agreement, was 2.3 to 1.0, well below the required limit.

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

As of June 29, 2012, we had $353 million of borrowing capacity available under the Credit Facility. This amount may vary from period to period based upon our debt and EBITDA levels, which impacts the covenant calculations discussed above. We believe that our cash flow from operations and the Credit Facility provide adequate liquidity to meet our short- and long- term funding needs.

Operating activities – Cash flows from operations for the first six months of 2012 were $23.5 million, which was below the comparable 2011 period of $37.8 million. The decrease from the prior year was primarily due to our lower operating income and the payment of a higher level of performance-based compensation in 2012 (based upon 2011 results) in comparison to what was paid in 2011 (based upon 2010 results).

Investing activities – Net cash used in investing activities for the first six months of 2012 was $41.3 million. This included $17.2 million of cash used in connection with our purchase of NeuroNexus and Micro Power, as well as $24.2 million used for the purchase of property, plant and equipment in connection with the consolidation and optimization initiatives discussed in the “Cost Savings and Consolidation Efforts” section of this Item (primarily construction of Fort Wayne facility which was completed in the second quarter of 2012) and routine capital expenditures. Our current expectation is that capital spending for the remainder of 2012 will be in the range of $15 million to $25 million, of which approximately half is discretionary in nature. We anticipate that cash on hand, cash flow from operations and availability under our Credit Facility will be sufficient to fund these capital expenditures. As part of our growth strategy, we have and will continue to consider targeted and opportunistic acquisitions.

Financing activities – Net cash used in financing activities for the first six months of 2012 was $7.7 million compared to $21.2 million for the prior year period. During the first six months of 2012, we borrowed $10 million under our revolving credit facility to fund the acquisition of NeuroNexus and utilized cash flow from operations to repay $18 million under our revolving credit facility. Going forward, we expect excess cash flow from operations to be used to fund our cost savings and consolidation initiatives, and to pay down outstanding debt.

We currently have outstanding $197.8 million of convertible subordinated notes, which are due to mature on June 15, 2013. We currently intend to utilize the availability under our Credit Facility to repay this long-term debt, which is specifically allowed for under the terms of the Credit Facility.

Capital Structure – As of June 29, 2012, our capital structure consisted of $197.8 million of convertible subordinated notes, $47.0 million of debt under our Credit Facility and 23.6 million shares of common stock outstanding. Additionally, we had $11.1 million in cash and cash equivalents, which is sufficient to meet our short-term operating cash needs. If necessary, we currently have access to $353 million under our Credit Facility and are authorized to issue 100 million shares of common stock and 100 million shares of preferred stock. We believe that if needed we can access public markets to raise additional capital. We believe that our capital structure provides adequate funding to meet our growth objectives. We continuously evaluate our capital structure, including our convertible notes, as it relates to our anticipated long-term funding needs. Changes to our capital structure may occur as a result of this analysis, or changes in market conditions.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements within the meaning of Item 303(a)(4) of Regulation S-K.

Contractual Obligations

The following table summarizes our significant contractual obligations at June 29, 2012:

	Payments due by period
CONTRACTUAL OBLIGATIONS	Total	Remainder of 2012	2013 -2014	2015 - 2016	After 2016
Debt obligations(a)	$253,142	$2,714	$201,962	$48,466	$—
Operating lease obligations(b)	18,916	2,054	7,524	6,443	2,895
Purchase obligations(b)	32,281	26,394	1,457	4,230	200
Foreign currency contracts(b)	17,100	5,100	12,000	—	—
Pension obligations(c)	10,942	382	1,957	2,048	6,555

Total contractual obligations	$332,381	$36,644	$224,900	$61,187	$9,650

(a)	Includes the annual interest expense on our convertible subordinated notes of 2.25%, which is paid semi-annually. Amounts also include the expected interest expense on the $47.0 million outstanding on our line of credit based upon the period end weighted average interest rate of 2.08%. See Note 6 “Debt” of the Notes to Condensed Consolidated Financial Statements in this report for additional information.
(b)	See Note 11 “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements in this report for additional information about our operating leases, purchase obligations and foreign currency contracts.
(c)	See Note 7 “Defined Benefit Plans” of the Notes to Condensed Consolidated Financial Statements in this report for additional information about our pension plan obligations. These amounts do not include any potential future contributions to our pension plan that may be necessary if the pension plan assets are not sufficient to fund our pension liability. As discussed in Note 9 “Other Operating (Income) Expense, Net,” in the third quarter of 2012, we finalized our plan to transfer most major functions currently performed at our facilities in Switzerland into existing facilities. As a result of this decision, we will curtail our defined benefit plan provided to employees at those facilities in the third quarter of 2012. We are currently estimating the impact this defined benefit plan curtailment will have on the funding of our Swiss pension plan. Future cash contributions may be required. As of December 31, 2011, the most recent valuation date, our actuarially determined pension benefit obligation exceeded the plan assets by $5.6 million.

This table does not reflect $1.1 million of unrecognized tax benefits as we are uncertain as to if or when such amounts may be settled. Refer to Note 10 “Income Taxes” of the Notes to Condensed Consolidated Financial Statements in this report for additional information about these unrecognized tax benefits.

We self-fund the medical insurance coverage provided to our U.S. based employees. Our risk is being limited through the use of stop loss insurance, which has an annual deductible of $0.2 million per covered participant. The maximum aggregate loss is limited to $13.5 million with a maximum benefit of $1.0 million. As of June 29, 2012, we have $1.7 million accrued related to our self-insured medical plan, which is recorded in Accrued Expenses in the Condensed Consolidated Balance Sheet, and is primarily based upon claim history. This table does not reflect any potential future payments for self-insured medical claims.

Impact of Recently Issued Accounting Standards

In the normal course of business, we evaluate all new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”), Securities and Exchange Commission (“SEC”), Emerging Issues Task Force (“EITF”), American Institute of Certified Public Accountants (“AICPA”) or other authoritative accounting body to determine the potential impact they may have on our Condensed Consolidated Financial Statements. Based upon this review, we do not expect any of the recently issued accounting pronouncements, which have not already been adopted, to have a material impact on our Condensed Consolidated Financial Statements. See Note 16 “Impact of Recently Issued Accounting Standards” of the Notes to the Condensed Consolidated Financial Statements in this report for additional information.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency – We have significant foreign operations in France, Mexico and Switzerland, which expose the Company to foreign currency exchange rate fluctuations due to transactions denominated in Euros, Mexican pesos and Swiss francs, respectively. We continuously evaluate our foreign currency risk and will take action from time to time in order to best mitigate these risks, which includes the use of various derivative instruments such as forward currency exchange contracts. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency exposures would have had an impact of approximately $9 million on our annual sales. This amount is not indicative of the hypothetical net earnings impact due to partially offsetting impacts on cost of sales and operating expenses in those currencies. We estimate that foreign currency exchange rate fluctuations during the six months ended June 29, 2012 decreased sales in comparison to the 2011 period by approximately $4 million.

In September 2011, we entered into two forward contracts to purchase 6.5 million and 4.9 million Mexican pesos per month beginning in January 2012 through December 2012 at an exchange rate of 13.0354 pesos and 14.0287 pesos per one U.S. dollar, respectively. These contracts were entered into in order to hedge the risk of peso-denominated payments associated with a portion of the operations at our Tijuana, Mexico facility for 2012 and are being accounted for as cash flow hedges.

In May 2012, we entered into two forward contracts to purchase 6.9 million and 7.2 million Mexican pesos per month beginning in January 2013 through December 2013 at an exchange rate of 13.7462 pesos and 14.4395 pesos per one U.S. dollar, respectively. These contracts were entered into in order to hedge the risk of peso-denominated payments associated with a portion of the operations at our Tijuana, Mexico facility for 2013 and are being accounted for as cash flow hedges.

As of June 29, 2012, these contracts had a positive fair value of $0.3 million, which is recorded within Prepaid Expenses and Other Current Assets, Other Assets, and Accrued expenses in the Condensed Consolidated Balance Sheet. The amount recorded as a reduction of Cost of Sales during the six months ended June 29, 2012 and six months ended July 1, 2011 related to these forward contracts was $0.02 million and $0.3 million, respectively. No portion of the change in fair value of our foreign currency contracts during the six months ended June 29, 2012 or July 1, 2011 was considered ineffective.

We translate all assets and liabilities of our foreign operations, where the U.S. dollar is not the functional currency, at the period-end exchange rate and translate sales and expenses at the average exchange rates in effect during the period. The net effect of these translation adjustments is recorded in the Condensed Consolidated Financial Statements as Comprehensive Income. The translation adjustment for the six months ended June 29, 2012 was a $1.5 million loss. Translation adjustments are not adjusted for income taxes as they relate to permanent investments in our foreign subsidiaries. Net foreign currency transaction gains and losses included in Other (Income) Expense, Net amounted to a loss of $0.2 million for the six months ended June 29, 2012. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency net assets would have had an impact of approximately $10 million on our foreign net assets as of June 29, 2012.

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

As of June 29, 2012, we had $47.0 million outstanding on our revolving line of credit and no interest rate swaps outstanding. See Note 6 “Debt” of the Notes to Condensed Consolidated Financial Statements in this report for additional information about our outstanding debt.

A hypothetical one percentage point (100 basis points) change in the prime rate on the $47.0 million of floating rate Credit Facility debt outstanding at June 29, 2012 would have an impact of approximately $0.5 million on our interest expense.

ITEM 4.	CONTROLS AND PROCEDURES

a. Evaluation of Disclosure Controls and Procedures.

Our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the SEC as of June 29, 2012. These disclosure controls and procedures have been designed to provide reasonable assurance that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Based on their evaluation, as of June 29, 2012, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.

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

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There have been no material changes to the Company’s legal proceedings as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 30, 2011.

ITEM 1A.	RISK FACTORS

There have been no material changes from risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 30, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

See the Exhibit Index for a list of those exhibits filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 7, 2012	GREATBATCH, INC.

	By	/s/ Thomas J. Hook
Thomas J. Hook
President and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Michael Dinkins
Michael Dinkins
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

	By	/s/ Thomas J. Mazza
Thomas J. Mazza Vice President and Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to our quarterly report on Form 10-Q for the period ended June 27, 2008).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our annual report on Form 10-K for the period ended January 1, 2010).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**

101.SCH	XBRL Extension Schema Document**

101.CAL	XBRL Extension Calculation Linkbase Document**

101.LAB	XBRL Extension Label Linkbase Document**

101.PRE	XBRL Extension Presentation Linkbase Document**

101.DEF	XBRL Extension Definition Linkbase Document**

*	- Filed herewith.
**	- Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.