Form 10-Q
period 2012-09-28
GREATBATCH, INC.
filed 2012-11-06
CIK 1114483

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2012

Commission File Number 1-16137

GREATBATCH, INC.

(Exact name of Registrant as specified in its charter)

Delaware

(State of incorporation)

16-1531026

(I.R.S. employer identification no.)

2591 Dallas Parkway

Suite 101

Frisco, TX 75034

(Address of principal executive offices)

(214) 618-5243

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

The number of shares outstanding of the Company’s common stock, $0.001 par value per share, as of November 6, 2012 was: 23,695,523 shares.

Greatbatch, Inc.

Table of Contents for Form 10-Q

As of and for the Quarterly Period Ended September 28, 2012

PART I - FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS

GREATBATCH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - Unaudited

(in thousands except share and per share data)

	As of
	September 28, 2012	December 30, 2011

ASSETS
Current assets:
Cash and cash equivalents	$10,843	$36,508
Accounts receivable, net of allowance for doubtful accounts of $2.2 million in 2012 and $1.9 million in 2011	124,803	101,946
Inventories	111,163	109,913
Refundable income taxes	—	1,292
Deferred income taxes	7,261	7,828
Prepaid expenses and other current assets	7,622	7,469

Total current assets	261,692	264,956
Property, plant and equipment, net	156,662	145,806
Amortizing intangible assets, net	91,065	100,258
Indefinite-lived intangible assets	20,828	20,288
Goodwill	347,803	338,653
Deferred income taxes	2,106	2,450
Other assets	11,774	8,936

Total assets	$891,930	$881,347

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$44,146	$40,665
Income taxes payable	2,932	—
Deferred income taxes	1,244	845
Accrued expenses	43,992	52,539

Total current liabilities	92,314	94,049
Long-term debt	230,154	235,950
Deferred income taxes	78,290	75,203
Other long-term liabilities	10,506	8,862

Total liabilities	411,264	414,064
Stockholders’ equity:
Preferred stock, $0.001 par value, authorized 100,000,000 shares; no shares issued or outstanding in 2012 or 2011	—	—
Common stock, $0.001 par value, authorized 100,000,000 shares; 23,676,453 shares issued and outstanding in 2012 23,466,128 shares issued and 23,406,023 shares outstanding in 2011	24	23
Additional paid-in capital	318,032	307,196
Treasury stock, at cost, no shares in 2012 and 60,105 shares in 2011	—	(1,387)
Retained earnings	153,279	152,522
Accumulated other comprehensive income	9,331	8,929

Total stockholders’ equity	480,666	467,283

Total liabilities and stockholders’ equity	$891,930	$881,347

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREATBATCH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS) – Unaudited

(in thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
	2012	2011	2012	2011
Sales	$161,340	$131,718	$486,991	$427,076
Cost of sales	110,386	89,811	337,216	291,395

Gross profit	50,954	41,907	149,775	135,681
Operating expenses:
Selling, general and administrative expenses	20,274	17,760	60,053	53,980
Research, development and engineering costs, net	13,240	11,072	41,325	32,710
Other operating (income) expense, net	15,313	187	23,981	(166)

Total operating expenses	48,827	29,019	125,359	86,524
Operating income	2,127	12,888	24,416	49,157
Interest expense	4,401	4,125	13,176	12,802
Interest income	—	(1)	(1)	(9)
Gain on cost method investments, net	(350)	—	(350)	(4,232)
Other (income) expense, net	248	(475)	774	766

Income (loss) before provision for income taxes	(2,172)	9,239	10,817	39,830
Provision for income taxes	5,389	2,250	10,060	12,347

Net income (loss)	$(7,561)	$6,989	$757	$27,483

Earnings (loss) per share:
Basic	$(0.32)	$0.30	$0.03	$1.18
Diluted	$(0.32)	$0.30	$0.03	$1.16
Weighted average shares outstanding:
Basic	23,646	23,297	23,559	23,241
Diluted	23,646	23,611	23,924	23,663
Comprehensive income (loss):
Net income (loss)	$(7,561)	$6,989	$757	$27,483
Foreign currency translation gain (loss)	1,005	(8,416)	(522)	2,887
Net change in cash flow hedges, net of tax	399	(777)	924	(396)

Comprehensive income (loss)	$(6,157)	$(2,204)	$1,159	$29,974

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREATBATCH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – Unaudited

(in thousands)

	Nine Months Ended
	September 28,	September 30,
	2012	2011
Cash flows from operating activities:
Net income	$757	$27,483
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,070	27,140
Debt related amortization included in interest expense	9,008	8,428
Stock-based compensation	9,007	8,803
Gain on cost method investments, net	(350)	(4,232)
Other non-cash (gains) losses	3,300	(1,180)
Deferred income taxes	3,004	3,274
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(22,795)	(10,429)
Inventories	(4,765)	(13,594)
Prepaid expenses and other current assets	1,380	316
Accounts payable	3,257	2,212
Accrued expenses	(314)	6,376
Income taxes payable	3,985	3,872

Net cash provided by operating activities	39,544	58,469

Cash flows from investing activities:
Acquisition of property, plant and equipment	(33,645)	(18,223)
Net proceeds from sale (purchase) of cost and equity method investments	(1,653)	10,315
Acquisitions, net of cash acquired	(17,224)	—
Other investing activities	95	(1,910)

Net cash used in investing activities	(52,427)	(9,818)

Cash flows from financing activities:
Principal payments of long-term debt	(24,000)	(30,000)
Proceeds from issuance of long-term debt	10,000	—
Issuance of common stock	1,056	2,253
Payment of debt issuance costs	—	(2,114)
Other financing activities	(12)	(1,104)

Net cash used in financing activities	(12,956)	(30,965)

Effect of foreign currency exchange rates on cash and cash equivalents	174	1,058

Net increase (decrease) in cash and cash equivalents	(25,665)	18,744
Cash and cash equivalents, beginning of period	36,508	22,883

Cash and cash equivalents, end of period	$10,843	$41,627

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREATBATCH, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY - Unaudited

(in thousands)

							Accumulated
			Additional	Treasury			Other	Total
	Common Stock		Paid-In	Stock		Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Income	Equity
At December 30, 2011	23,466	$23	$307,196	(60)	$(1,387)	$152,522	$8,929	$467,283
Stock-based compensation	—	—	6,597	—	—	—	—	6,597
Net shares issued under stock incentive plans	47	—	464	21	476	—	—	940
Income tax liability from stock options, restricted stock and restricted stock units	—	—	(106)	—	—	—	—	(106)
Shares contributed to 401(k) Plan	163	1	3,881	39	911	—	—	4,793
Net income	—	—	—	—	—	757	—	757
Total other comprehensive income	—	—	—	—	—	—	402	402

At September 28, 2012	23,676	$24	$318,032	—	$—	$153,279	$9,331	$480,666

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

1.     BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information (Accounting Standards Codification (“ASC”) 270, Interim Reporting) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a full presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of Greatbatch, Inc. and its wholly-owned subsidiary, Greatbatch Ltd. (collectively “Greatbatch” or the “Company”), for the periods presented. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ materially from these estimates. The December 30, 2011 condensed consolidated balance sheet data was derived from audited consolidated financial statements but does not include all disclosures required by U.S. GAAP. For further information, refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2011. The Company utilizes a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31st. The third quarter and year-to-date periods of 2012 and 2011 each contained 13 weeks and 39 weeks, respectively, and ended on September 28, and September 30, respectively.

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

This transaction was accounted for under the acquisition method of accounting. Accordingly, the operating results of NeuroNexus have been included in the Company’s Implantable Medical segment from the date of acquisition. For the nine months ended September 28, 2012, NeuroNexus added approximately $1.7 million to the Company’s revenue and decreased the Company’s net income by $0.1 million. The purchase price of NeuroNexus consisted of cash payments of $11.7 million and potential future payments of up to an additional $2 million. These future payments are contingent upon the achievement of certain financial and development-based milestones and had an estimated fair value of $1.5 million as of the acquisition date.

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

Current assets and liabilities - The fair value of current assets and liabilities was assumed to approximate their carrying value as of the acquisition date due to the short-term nature of these assets and liabilities.

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

Intangible assets - The purchase price was allocated to intangible assets as follows (dollars in thousands):

		Weighted	Weighted	Weighted
	Fair	Average	Average	Average
	Value	Amortization	Useful	Discount
	Assigned	Period (Years)	Life (Years)	Rate
Amortizing Intangible Assets
Technology and patents	$1,058	6	10	14%
Customer lists	1,869	7	15	13%

	$2,927	7	13	13%

		Weighted	Weighted	Weighted
	Fair	Average	Average	Average
	Value	Amortization	Useful	Discount
	Assigned	Period (Years)	Life (Years)	Rate
Indefinite-Lived Intangible Assets
In-process research and development	$540	N/A	12	26%

The weighted average amortization period is less than the estimated useful life due to the Company using an accelerated amortization method, which approximates the projected cash flows used to determine the fair value of those intangible assets.

Technology and patents – Technology and patents consists of technical processes, patented and unpatented technology, manufacturing know-how, trade secrets and the understanding with respect to products or processes that have been developed by NeuroNexus and that will be leveraged in current and future products. The fair value of technology and patents acquired was determined utilizing the relief from royalty method, a form of the income approach, with royalty rates that ranged from 2% to 6%. The estimated useful life of the technology and patents is based upon management’s estimate of the product life cycle associated with technology and patents before they will be replaced by new technologies.

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

Goodwill – The excess of the purchase price over the fair value of net tangible and intangible assets acquired and liabilities assumed was allocated to goodwill. Various factors contributed to the establishment of goodwill, including: the value of NeuroNexus’s highly trained assembled work force and management team; the incremental value that NeuroNexus’s technology will bring to the Company’s neuromodulation platform currently in development; and the expected revenue growth over time that is attributable to increased market penetration from future products and customers. The goodwill acquired in connection with the NeuroNexus acquisition was allocated to the Implantable Medical business segment and is not deductible for tax purposes.

Micro Power Electronics, Inc.

On December 15, 2011, the Company purchased all of the outstanding common and preferred stock of Micro Power Electronics, Inc. (“Micro Power”) headquartered in Beaverton, OR. Micro Power is a leading supplier of custom battery solutions, serving the portable medical, military and handheld automatic identification and data collection markets. The aggregate purchase price of Micro Power was $71.8 million, which was paid in cash. Total assets acquired from Micro Power were $88.2 million. Total liabilities assumed from Micro Power were $16.4 million.

This transaction was accounted for under the acquisition method of accounting. Accordingly, the operating results of Micro Power have been included in the Company’s Electrochem Solutions (“Electrochem”) segment from the date of acquisition and the cost of the acquisition was preliminarily allocated to the assets acquired and liabilities assumed from Micro Power based on their fair values as of the close of the acquisition, with the amount exceeding the fair value of net assets acquired being recorded as goodwill. The value assigned to certain assets and liabilities are preliminary and are subject to adjustment as additional information is obtained, including, but not limited to, the finalization of pre-acquisition tax positions. The valuation will be finalized in 2012. During 2012, the Company has made adjustments to the Micro Power opening balance sheet valuation based upon the receipt of information that was needed in order to complete the valuation of certain assets and liabilities. As a result, the Company reduced the fair value recorded for the Micro Power amortizing intangible assets acquired by $0.4 million and increased the amount of goodwill recorded by $0.4 million. The impact of these adjustments, individually and in the aggregate, was not considered material and therefore has not been reflected as a retrospective adjustment of the historical financial statements.

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

Pro Forma Results (Unaudited)

The following unaudited pro forma information presents the consolidated results of operations of the Company, NeuroNexus and Micro Power as if those acquisitions occurred as of the beginning of fiscal years 2011 (NeuroNexus) and 2010 (Micro Power) (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Sales	$161,340	$149,991	$487,431	$478,159
Net income (loss)	(7,561)	7,227	583	26,719
Earnings per share:
Basic	$(0.32)	$0.31	$0.02	$1.15
Diluted	$(0.32)	$0.31	$0.02	$1.13

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

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

3.	SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended
(in thousands)	September 28, 2012	September 30, 2011
Noncash investing and financing activities:
Common stock contributed to 401(k) Plan	$4,793	$—
Property, plant and equipment purchases included in accounts payable	4,611	1,575
Cash paid during the period for:
Interest	$3,250	$3,700
Income taxes	2,923	5,207
Acquisition of noncash assets	$14,396	$—
Liabilities assumed	1,244	—

4.	INVENTORIES

Inventories are comprised of the following (in thousands):

	As of
	September 28, 2012	December 30, 2011
Raw materials	$56,364	$49,773
Work-in-process	36,902	36,603
Finished goods	17,897	23,537

Total	$111,163	$109,913

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

5.	INTANGIBLE ASSETS

Amortizing intangible assets are comprised of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount
At September 28, 2012
Technology and patents	$96,862	$(59,253)	$815	$38,424
Customer lists	68,257	(18,455)	1,879	51,681
Other	4,434	(4,169)	695	960

Total amortizing intangible assets	$169,553	$(81,877)	$3,389	$91,065

At December 30, 2011
Technology and patents	$97,324	$(54,054)	$842	$44,112
Customer lists	66,388	(14,009)	1,807	54,186
Other	5,174	(4,019)	805	1,960

Total amortizing intangible assets	$168,886	$(72,082)	$3,454	$100,258

During the third quarter of 2012, the Company transferred $0.7 million of Electrochem’s wireless sensing technology and patents to held-for-sale, which is classified within Prepaid Expenses and Other Current Assets in the Condensed Consolidated Balance Sheet.

Aggregate intangible asset amortization expense is comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Cost of sales	$1,863	$1,446	$5,658	$4,595
Selling, general and administrative expenses	1,573	985	4,713	2,912
Research, development and engineering costs, net	136	231	409	231

Total intangible asset amortization expense	$3,572	$2,662	$10,780	$7,738

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

Estimated future intangible asset amortization expense based on the current carrying value is as follows (in thousands):

Estimated Amortization Expense
Remainder of 2012	$3,474
2013	13,223
2014	13,458
2015	12,407
2016	10,112
Thereafter	38,391

Total estimated amortization expense	$91,065

The change in indefinite-lived intangible assets is as follows (in thousands):

	Trademarks and Tradenames	IPR&D	Total
At December 30, 2011	$20,288	$—	$20,288
Indefinite-lived assets acquired	—	540	540

At September 28, 2012	$20,288	$540	$20,828

The change in goodwill is as follows (in thousands):

	Implantable Medical	Electrochem	Total
At December 30, 2011	$297,232	$41,421	$338,653
Goodwill acquired	8,875	413	9,288
Foreign currency translation	(138)	—	(138)

At September 28, 2012	$305,969	$41,834	$347,803

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

6.	DEBT

Long-term debt is comprised of the following (in thousands):

	As of
	September 28, 2012	December 30, 2011
Revolving line of credit	$41,000	$55,000
2.25% convertible subordinated notes, due 2013	197,782	197,782
Unamortized discount	(8,628)	(16,832)

Total long-term debt	$230,154	$235,950

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

The Credit Facility contains limitations on the incurrence of indebtedness, liens and licensing of intellectual property, investments and certain payments. The Credit Facility permits the Company to engage in the following activities up to an aggregate amount of $250 million: 1) engage in permitted acquisitions in the aggregate not to exceed $250 million; 2) make other investments in the aggregate not to exceed $60 million; 3) make stock repurchases not to exceed $60 million in the aggregate; and 4) retire up to $198 million of CSN. At any time that the total leverage ratio of the Company for the two most recently ended fiscal quarters is less than 2.75 to 1.0, the Company may make an election to reset each of the amounts specified above. Additionally, these limitations can be waived upon the Company’s request and approval of a majority of the lenders. As of September 28, 2012, the Company had available to it 100% of the above limits as the Company reset these limits in the second quarter of 2012, except for the aggregate limit and other investments limit which are now $248 million and $58 million, respectively.

The Credit Facility requires the Company to maintain a rolling four quarter ratio of adjusted EBITDA to interest expense of at least 3.0 to 1.0, and a total leverage ratio of not greater than 4.0 to 1.0. The calculation of adjusted EBITDA and total leverage ratio excludes non-cash charges, extraordinary, unusual, or non-recurring expenses or losses, non-cash stock-based compensation, and non-recurring expenses or charges incurred in connection with permitted acquisitions. As of September 28, 2012, the Company was in compliance with all covenants.

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

The Credit Facility contains customary events of default. Upon the occurrence and during the continuance of an event of default, a majority of the lenders may declare the outstanding advances and all other obligations under the Credit Facility immediately due and payable.

The weighted average interest rate on borrowings under the Credit Facility as of September 28, 2012, was 2.17%. As of September 28, 2012, the Company had $359 million of borrowing capacity available under the Credit Facility. This borrowing capacity may vary from period to period based upon the debt levels of the Company and the level of EBITDA, which impacts the covenant calculations described above.

Interest Rate Swap (Subsequent Event) In October 2012 the Company entered into a three-year $150 million interest rate swap, which amortizes $50 million per year. Under terms of the contract, the Company will receive a floating interest rate indexed to the one-month LIBOR rate and pay a fixed interest rate of 0.573%. The swap will be effective in February 2013. This swap was entered into in order to hedge against potential changes in cash flows on the anticipated outstanding debt on the Credit Facility from the repayment of CSN, which is also expected to be in February 2013 and indexed to the one-month LIBOR rate. The receive variable leg of the interest rate swap and the variable rate paid on the debt is expected to have the same rate of interest, excluding the credit spread, and reset and pay interest on the same dates. This swap will be accounted for as a cash flow hedge.

Convertible Subordinated Notes – In March 2007, the Company completed a private placement of $197.8 million of convertible subordinated notes (“CSN”) at a 5% discount. CSN bear interest at 2.25% per annum, payable semi-annually, and are due on June 15, 2013. The holders may convert CSN into shares of the Company’s common stock at a conversion price of $34.70 per share, which is equivalent to a conversion ratio of 28.8219 shares per $1,000 of principal. The conversion price and the conversion ratio will adjust automatically upon certain changes to the Company’s capitalization. The fair value of CSN as of September 28, 2012 was approximately $197 million and is based on recent sales prices.

The effective interest rate of CSN, which takes into consideration the amortization of the discount and deferred fees related to the issuance of these notes, is 8.5%. The discount on CSN is being amortized to the maturity date utilizing the effective interest method. As of September 28, 2012, the carrying amount of the discount related to the CSN conversion option value was $7.3 million. As of September 28, 2012, the if-converted value of the CSN does not exceed their principal amount as the Company’s closing stock price of $24.33 per share did not exceed the conversion price of CSN.

The contractual interest and discount amortization for CSN were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Contractual interest	$1,113	$1,113	$3,338	$3,338
Discount amortization	2,781	2,602	8,205	7,676

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

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

Deferred Financing Fees – The change in deferred financing fees is as follows (in thousands):

At December 30, 2011	$3,149
Amortization during the period	(802)

At September 28, 2012	$2,347

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

7.	DEFINED BENEFIT PLANS

The Company is required to provide its employees located in Switzerland, Mexico and France certain statutorily mandated defined benefits. Under these plans, benefits accrue to employees based upon years of service, position, age and compensation. The defined benefit plan provided to the Company’s employees located in Switzerland is a funded contributory plan while the plans that provide benefits to the Company’s employees located in Mexico and France are unfunded and noncontributory. The liability and corresponding expense related to these benefit plans is based on actuarial computations of current and future benefits for employees. As discussed in Note 9 “Other Operating (Income) Expense, Net,” in the third quarter of 2012, the Company finalized its plan to transfer most major functions currently performed at its facilities in Switzerland into other existing facilities. As a result of this decision, the Company curtailed its defined benefit plan provided to employees at those Swiss facilities during the third quarter of 2012. The Company has estimated that a net curtailment gain will be recognized as a result of this curtailment. In accordance with ASC 715, this gain will be recognized as the related employees are terminated. No curtailment gain was recognized in the third quarter of 2012. Additionally, as nearly all of the Swiss pension liability is expected to be paid off in the next year, the Company moved all Swiss pension plan investments into cash during the third quarter of 2012. Plan assets are expected to be sufficient to cover plan liabilities.

The change in net defined benefit plan liability is as follows (in thousands):

At December 30, 2011	$5,569
Net defined benefit cost	914
Benefit payments	(786)
Foreign currency translation	(18)

At September 28, 2012	$5,679

Net defined benefit cost is comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Service cost	$272	$290	$835	$714
Interest cost	98	124	305	313
Amortization of net loss	30	21	92	16
Expected return on plan assets	(103)	(126)	(318)	(317)

Net defined benefit cost	$297	$309	$914	$726

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

8.     STOCK-BASED COMPENSATION

The components and classification of stock-based compensation expense were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
	2012	2011	2012	2011
Stock options	$671	$629	$2,038	$1,792
Restricted stock and units	1,523	1,186	4,559	3,270
401(k) stock contribution	1,280	1,193	2,410	3,741

Total stock-based compensation expense	$3,474	$3,008	$9,007	$8,803

Cost of sales	$1,119	$1,013	$2,486	$3,094
Selling, general and administrative	2,006	1,675	5,732	4,787
Research, development and engineering	349	320	789	922

Total stock-based compensation expense	$3,474	$3,008	$9,007	$8,803

The weighted average fair value and assumptions used to value options granted are as follows:

	Nine Months Ended
	September 28,	September 30,
	2012	2011
Weighted average fair value	$8.20	$9.42
Risk-free interest rate	0.83%	2.04%
Expected volatility	40%	40%
Expected life (in years)	5	5
Expected dividend yield	0%	0%

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

The following table summarizes time-vested stock option activity:

	Number of Time- Vested Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In Millions)
Outstanding at December 30, 2011	1,558,771	$23.42
Granted	383,292	22.20
Exercised	(44,993)	20.86
Forfeited or expired	(106,092)	24.05

Outstanding at September 28, 2012	1,790,978	$23.19	6.2	$3.6

Exercisable at September 28, 2012	1,239,536	$23.38	5.1	$2.7

The following table summarizes performance-vested stock option activity:

	Number of Performance- Vested Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In Millions)
Outstanding at December 30, 2011	478,364	$24.44
Exercised	(5,353)	22.11
Forfeited or expired	(177,733)	26.49

Outstanding at September 28, 2012	295,278	$23.25	4.6	$0.4

Exercisable at September 28, 2012	295,278	$23.25	4.6	$0.4

The following table summarizes time-vested restricted stock and unit activity:

	Time-Vested Activity	Weighted Average Fair Value
Nonvested at December 30, 2011	69,942	$22.69
Granted	87,803	23.48
Vested	(24,228)	21.91
Forfeited	(5,586)	22.30

Nonvested at September 28, 2012	127,931	$23.40

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

The following table summarizes performance-vested restricted stock and unit activity:

	Performance- Vested Activity	Weighted Average Fair Value
Nonvested at December 30, 2011	529,743	$16.68
Granted	332,918	15.30
Vested	(7,500)	24.62
Forfeited	(64,715)	15.72

Nonvested at September 28, 2012	790,446	$16.11

9.     OTHER OPERATING (INCOME) EXPENSE, NET

Other Operating (Income) Expense, Net is comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
	2012	2011	2012	2011
Orthopaedic facility optimization(a)	$12,452	$164	$14,774	$425
Medical device facility optimization(b)	388	—	1,282	—
ERP system upgrade(c)	1,938	—	4,745	—
Integration costs(d)	232	—	1,287	—
Asset dispositions, severance and other(e)	303	23	1,893	(591)

	$15,313	$187	$23,981	$(166)

(a) Orthopaedic facility optimization. In 2010, the Company began updating its Indianapolis, IN facility to streamline operations, consolidate two buildings, increase capacity, further expand capabilities and reduce dependence on outside suppliers. This initiative was completed in 2011.

In 2011, the Company began construction on an orthopaedic manufacturing facility in Fort Wayne, IN, which was completed in the second quarter of 2012. In the third quarter of 2012, the Company completed the transfer of the manufacturing operations being performed at its Columbia City, IN orthopaedic facility into this new facility.

In the third quarter of 2012, the Company finalized plans to transfer most major functions currently performed at its facilities in Orvin and Corgemont, Switzerland into existing facilities in Fort Wayne, IN and Tijuana, Mexico by mid-2013.

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

The total capital investment expected for these initiatives is between $25 million and $35 million, of which $21 million has been expended to date. Total expense expected to be incurred for these initiatives is between $30 million and $36 million, of which $15.4 million has been incurred to date. All expenses will be recorded within the Implantable Medical segment and are expected to include the following; other costs include production inefficiencies, moving, revalidation, personnel, training and travel costs associated with these consolidation projects:

•	Severance and retention: $11 million - $13 million;

•	Accelerated depreciation and asset write-offs: $10 million - $12 million; and

•	Other: $9 million - $11 million.

The change in accrued liabilities related to the orthopaedic facility optimization is as follows (in thousands):

	Severance and Retention	Accelerated Depreciation/Asset Write-offs	Other	Total
At December 30, 2011	$—	$—	$—	$—
Restructuring charges	4,525	5,246	5,003	14,774
Write-offs	—	(5,246)	—	(5,246)
Cash payments	(83)	—	(5,003)	(5,086)

At September 28, 2012	$4,442	$—	$—	$4,442

(b) Medical device facility optimization. Near the end of 2011, the Company initiated plans to upgrade and expand its manufacturing infrastructure in order to support its medical device strategy. This will include the transfer of certain product lines to create additional capacity for the manufacture of medical devices, expansion of two existing facilities, as well as the purchase of equipment to enable the production of medical devices. These initiatives are expected to be completed over the next two to three years. Total capital investment under these initiatives is expected to be between $15 million to $20 million of which approximately $8.5 million has been expended to date. Total expenses expected to be incurred on these projects is between $2.5 million to $3.5 million, of which $1.3 million has been incurred to date. All expenses will be recorded within the Implantable Medical segment and are expected to include the following:

•	Production inefficiencies, moving and revalidation: $0.5 million - $1.0 million;

•	Personnel: $1.0 million - $1.5 million; and

•	Other: $1.0 million.

The change in accrued liabilities related to the medical device facility optimization is as follows (in thousands):

	Production Inefficiencies, Moving and Revalidation	Personnel	Other	Total
At December 30, 2011	$—	$—	$—	$—
Restructuring charges	549	531	202	1,282
Cash payments	(549)	(531)	(202)	(1,282)

At September 28, 2012	$—	$—	$—	$—

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

(c) ERP system upgrade. In 2011, the Company initiated plans to upgrade its existing global ERP system. This initiative is expected to be completed over the next two years. Total capital investment under this initiative is expected to be between $4 million to $5 million of which approximately $2.8 million has been expended to date. Total expenses expected to be incurred on this initiative is between $5 million to $7 million, of which $4.7 million has been incurred to date. Expenses related to this initiative will be recorded within the applicable segment and corporate cost centers that the expenditures relate to and include the following:

•	Training and consulting costs: $3 million - $4.5 million; and

•	Accelerated depreciation and asset write-offs: $2 million - $2.5 million.

The change in accrued liabilities related to the ERP system upgrade is as follows (in thousands):

	Training & Consulting Costs	Accelerated Depreciation/ Asset Write-offs	Total
At December 30, 2011	$—	$—	$—
Charges	2,579	2,166	4,745
Write-offs	—	(2,166)	(2,166)
Cash payments	(1,853)	—	(1,853)

At September 28, 2012	$726	$—	$726

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

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

The effective tax rate for the first nine months of 2012 was 93.0% compared to 31.0% for the same period of 2011. This increase was primarily attributable to approximately $5.0 million of tax charges recorded in connection with the Swiss orthopaedic consolidation. These charges related to the loss of the Company’s Swiss tax holiday, due to its third quarter 2012 decision to discontinue manufacturing in Switzerland, as well as the establishment of a valuation allowance on a portion of its Swiss deferred tax assets as it is more likely than not that they will not be fully realized. Additionally, the 2012 effective tax rate reflects the impact of losses resulting from the Swiss restructuring, the benefit of which are recorded at a lower Swiss effective tax rate, thus increasing the overall effective tax rate of the Company. The effective tax rate also does not include the benefit of the U.S. R&D tax credit, which expired at the end of 2011. The provision for income taxes for the third quarter of 2012 represents the amount necessary to bring the year-to-date effective tax rate to 93.0% and is based upon the Company’s full year expected U.S. GAAP effective tax rate.

During the first nine months of 2012, the balance of unrecognized tax benefits decreased by $0.8 million as a result of the settlement of IRS audits for 2009 and 2010 and as a result of the lapse of certain statute of limitations. Approximately $0.7 million of the balance of unrecognized tax benefits would favorably impact the effective tax rate, net of federal benefit on state issues, if recognized.

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

Product Warranties – The Company generally warrants that its products will meet customer specifications and will be free from defects in materials and workmanship. The change in aggregate product warranty liability is as follows (in thousands):

At December 30, 2011	$2,013
Additions to warranty reserve	483
Warranty claims paid	(993)
Foreign currency effect	3

At September 28, 2012	$1,506

Contractual Obligations – Contractual obligations are defined as agreements that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum obligations; fixed or minimum price provisions; and the approximate timing of the transaction. The Company’s contractual obligations are normally fulfilled within short time horizons. The Company also enters into blanket orders with vendors that have preferred pricing and terms, however these orders are normally cancelable by us without penalty. As of September 28, 2012, the total contractual obligations of the Company are approximately $29.7 million and will primarily be funded by existing cash and cash equivalents, cash flow from operations, or the Credit Facility. The Company also enters into contracts for outsourced services; however, the obligations under these contracts were not significant and the contracts generally contain clauses allowing for cancellation without significant penalty.

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

Operating Leases – The Company is a party to various operating lease agreements for buildings, equipment and software. Estimated future operating lease expense is as follows (in thousands):

Remainder of 2012	$1,072
2013	4,156
2014	4,155
2015	3,566
2016	3,092
Thereafter	3,133

Total estimated operating lease expense	$19,174

Foreign Currency Contracts – The Company enters into forward contracts to purchase Mexican pesos in order to hedge the risk of peso-denominated payments associated with the operations at its Tijuana, Mexico facility. The impact to the Company’s results of operations from these forward contracts was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
	2012	2011	2012	2011
Increase (reduction) in Cost of Sales	$11	$(213)	$(8)	$(529)
Ineffective portion of change in fair value	—	—	—	—

Instrument	Type of Hedge	Aggregate Notional Amount	Start Date	End Date	$/Peso	Fair Value	Balance Sheet Location
FX Contract	Cash flow	$1,500	Jan-12	Dec-12	0.0767	$11	Current Assets
FX Contract	Cash flow	1,050	Jan-12	Dec-12	0.0713	89	Current Assets
FX Contract	Cash flow	6,000	Jan-13	Dec-13	0.0727	235	Current Assets/ Other Assets
FX Contract	Cash flow	6,000	Jan-13	Dec-13	0.0693	548	Current Assets/ Other Assets

Self-Insured Medical Plan – The Company self-funds the medical insurance coverage provided to its U.S. based employees. The risk to the Company is being limited through the use of stop loss insurance, which has an annual maximum aggregate loss of $13.5 million with a maximum benefit of $1.0 million. As of September 28, 2012, the Company has $2.0 million accrued related to the self-insurance of its medical plan, which is recorded in Accrued Expenses in the Condensed Consolidated Balance Sheet, and is primarily based upon claim history.

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

12.   EARNINGS (LOSS) PER SHARE (“EPS”)

The following table illustrates the calculation of Basic and Diluted EPS (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
	2012	2011	2012	2011
Numerator for basic and diluted EPS:
Net income (loss)	$(7,561)	$6,989	$757	$27,483

Denominator for basic EPS:
Weighted average shares outstanding	23,646	23,297	23,559	23,241
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units	—	314	365	422

Denominator for diluted EPS	23,646	23,611	23,924	23,663

Basic EPS	$(0.32)	$0.30	$0.03	$1.18

Diluted EPS	$(0.32)	$0.30	$0.03	$1.16

The diluted weighted average share calculations do not include the following securities, which are not dilutive to the EPS calculations or the performance criteria have not been met:

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
	2012	2011	2012	2011
Time-vested stock options, restricted stock and restricted stock units	2,223,000	976,000	1,237,000	925,000
Performance-vested stock options and restricted stock units	781,000	672,000	692,000	678,000

For the 2012 and 2011 periods, no shares related to CSN were included in the diluted EPS calculations as the average share price of the Company’s common stock for those periods did not exceed CSN’s conversion price per share.

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

13.   ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated Other Comprehensive Income is comprised of the following (in thousands):

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total Pre-Tax Amount	Tax	Net-of-Tax Amount
At December 30, 2011	$(2,660)	$(538)	$11,526	$8,328	$601	$8,929
Unrealized gain on cash flow hedges	—	1,429	—	1,429	(500)	929
Realized gain on cash flow hedges	—	(8)	—	(8)	3	(5)
Foreign currency translation loss	—	—	(522)	(522)	—	(522)

At September 28, 2012	$(2,660)	$883	$11,004	$9,227	$104	$9,331

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

Foreign currency contracts – The fair value of foreign currency contracts are determined through the use of cash flow models that utilize observable market data inputs to estimate fair value. These observable market data inputs include foreign exchange rate and credit spread curves. In addition to the above, the Company receives fair value estimates from the foreign currency contract counterparty to verify the reasonableness of the Company’s estimates. The Company’s foreign currency contracts are categorized in Level 2 of the fair value hierarchy. The fair value of the Company’s foreign currency contracts will be realized as Cost of Sales as the inventory, which the contracts are hedging the cash flows to produce, is sold, of which approximately $0.7 million is expected to be realized within the next twelve months.

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

At December 30, 2011	$—
Contingent consideration liability recorded	1,500
Fair value adjustments	110

At September 28, 2012	$1,610

The recurring Level 3 fair value measurements of the Company’s contingent consideration liability include the following significant unobservable inputs (dollars in thousands):

Contingent Consideration Liability	Fair Value at September 28, 2012	Valuation Technique	Unobservable Inputs
Financial milestones	$855	Discounted cash flow	Discount rate	12%
			Projected year of payment	2014
Development milestones	755	Discounted cash flow	Discount rate	20%
			Projected year of payment	2014

The following table provides information regarding assets and liabilities recorded at fair value on a recurring basis in the Condensed Consolidated Balance Sheet (in thousands):

	Fair Value Measurements Using
Description	At September 28, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Foreign currency contracts	$883	$—	$883	$—

Liabilities
Accrued contingent consideration	1,610	—	—	1,610

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

If an indicator is present, potential recoverability is measured by comparing the carrying amount of the long-lived asset or asset group to its related total future undiscounted cash flows. If the carrying value is not recoverable, the asset or asset group is considered to be impaired. Impairment is measured by comparing the asset or asset group’s carrying amount to its fair value, which is determined by using independent appraisals or discounted cash flow models. The discounted cash flow model requires inputs to a present value cash flow calculation such as a risk-adjusted discount rate, terminal values, operating budgets, long-term strategic plans and remaining useful lives of the asset or asset group. If the carrying value of the long-lived asset or asset group exceeds the fair value, the carrying value is written down to the fair value in the period identified. During the first nine months of 2012, the Company recorded an impairment charge of $0.3 million relating to the write-off of a definite-lived intangible asset. The Company did not record any impairment charge related to its long-lived assets, other than goodwill and indefinite-lived intangible assets, during the first nine months of 2011.

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

Cost and equity method investments – The Company holds investments in equity and other securities that are accounted for as either cost or equity method investments, which are classified as Other Assets. The total carrying value of these investments is reviewed quarterly for changes in circumstance or the occurrence of events that suggest the Company’s investment may not be recoverable. The fair value of cost or equity method investments is not adjusted if there are no identified events or changes in circumstances that may have a material effect on the fair value of the investments. Gains and losses realized on cost and equity method investments are recorded in Other (Income) Expense, Net, unless separately stated. The aggregate recorded amount of cost and equity method investments at September 28, 2012 and December 30, 2011 was $9.3 million and $5.7 million, respectively.

The Company did not record any impairment charges related to its investments during the first nine months of 2012. During the second quarter of 2011, the Company recognized impairment charges related to its cost method investments of $0.3 million. The fair value of these investments was determined by reference to recent sales data of similar shares to independent parties in an inactive market. This fair value calculation was categorized in Level 2 of the fair value hierarchy. In the first quarter of 2011, the Company sold its cost method investment in IntElect Medical, Inc. (“IntElect”) in conjunction with Boston Scientific’s acquisition of IntElect, which resulted in a pre-tax gain of $4.5 million in the first quarter of 2011 and an additional $0.4 million gain during the third quarter of 2012.

Fair Value of Other Financial Instruments

Convertible subordinated notes – The fair value of CSN disclosed in Note 6 “Debt” was determined based upon recent third-party transactions for CSN in an inactive market. CSN are valued for disclosure purposes utilizing Level 2 measurements of the fair value hierarchy.

15.   BUSINESS SEGMENT, GEOGRAPHIC AND CONCENTRATION RISK INFORMATION

The Company operates its business in two reportable segments – Implantable Medical and Electrochem. The Implantable Medical segment (formerly Greatbatch Medical) is comprised of our Greatbatch Medical and QiG Group brands and designs and manufactures medical devices and components for the cardiac rhythm management (“CRM”), neuromodulation, vascular access and orthopaedic markets. Additionally, the Implantable Medical segment offers value-added assembly and design engineering services. As a result of the strategy put in place over three years ago, the Implantable Medical segment offers its customers complete medical devices including design, development, manufacturing, regulatory submission and supporting worldwide distribution. This medical device strategy is being facilitated through the QiG Group and leverages the component technology of Greatbatch in the Company’s core markets: cardiovascular, neuromodulation and orthopaedic. The devices designed and developed by the QiG Group are manufactured by Greatbatch Medical.

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

Electrochem is an industry leader in designing and manufacturing total power solutions for critical applications with market-leading OEMs, largely in the portable medical and energy space. Electrochem offers its customers consultation, design, development and testing for medical device applications, in high-value markets, including those that support the transition of delivery of health care from clinical to outpatient and home settings, as well as those that enhance the quality of life for an aging population. Examples of these devices include powered surgical tools, automated external defibrillators, portable ultrasound devices, portable oxygen concentrators, and ventilators, among others. Electrochem provides cell and battery pack configurations for rechargeable and non-rechargeable battery power systems, charging and docking stations, and power supplies, for devices where failure is not an option.

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

An analysis and reconciliation of the Company’s business segment, product line and geographic information to the respective information in the Condensed Consolidated Financial Statements follows. Sales by geographic area are presented by allocating sales from external customers based on where the products are shipped to (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Sales:
Implantable Medical
CRM/Neuromodulation	$80,246	$70,731	$235,406	$226,492
Vascular Access	13,674	11,396	37,791	32,639
Orthopaedic	27,173	31,131	91,079	108,642

Total Implantable Medical	121,093	113,258	364,276	367,773
Electrochem
Portable Medical	20,219	1,954	59,346	6,105
Energy/Environmental	16,192	13,955	51,441	45,813
Other	3,836	2,551	11,928	7,385

Total Electrochem	40,247	18,460	122,715	59,303

Total sales	$161,340	$131,718	$486,991	$427,076

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
	2012	2011	2012	2011
Segment income from operations:
Implantable Medical	$2,744	$12,030	$24,252	$48,677
Electrochem	5,350	3,631	16,020	12,890

Total segment income from operations	8,094	15,661	40,272	61,567
Unallocated operating expenses	(5,967)	(2,773)	(15,856)	(12,410)

Operating income as reported	2,127	12,888	24,416	49,157
Unallocated other expense	(4,299)	(3,649)	(13,599)	(9,327)

Income (loss) before provision for income taxes	$(2,172)	$9,239	$10,817	$39,830

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
	2012	2011	2012	2011
Sales by geographic area:
United States	$82,522	$61,502	$249,306	$187,795
Non-Domestic locations:
Puerto Rico	31,320	21,522	81,541	72,354
Belgium	11,346	11,958	41,737	48,555
United Kingdom & Ireland	9,837	14,466	34,525	42,585
Rest of world	26,315	22,270	79,882	75,787

Total sales	$161,340	$131,718	$486,991	$427,076

Four customers accounted for a significant portion of the Company’s sales as follows:

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
	2012	2011	2012	2011
Customer A	19%	18%	19%	20%
Customer B	18%	20%	15%	18%
Customer C	10%	11%	10%	13%
Customer D	5%	9%	6%	8%

Total	52%	58%	50%	59%

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

Long-lived tangible assets by geographic area are as follows (in thousands):

	As of
	September 28,	December 30,
	2012	2011
United States	$124,451	$113,693
Rest of world	32,211	32,113

Total	$156,662	$145,806

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

In July 2012, the FASB issued Accounting Standards Update (“ASU”) No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU simplifies the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. This ASU allows an organization the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. An organization electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the organization determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. When adopted, this ASU will not have a material impact on the Company’s Condensed Consolidated Financial Statements as it only impacts the timing of when the Company is required to perform the two-step impairment tests of its indefinite-lived intangible assets other than goodwill.

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

Our Business

We operate our business in two reportable segments – Implantable Medical and Electrochem Solutions (“Electrochem”). The Company’s customers include large multi-national original equipment manufacturers (“OEMs”). The Implantable Medical segment (formerly Greatbatch Medical) is comprised of our Greatbatch Medical and QiG Group brands and designs and manufactures medical devices and components for the cardiac rhythm management (“CRM”), neuromodulation, vascular access and orthopaedic markets. Additionally, Implantable Medical offers value-added assembly and design engineering services. As a result of the strategy put in place over three years ago, Implantable Medical now offers its customers complete medical devices including design, development, manufacturing, regulatory submission and supporting worldwide distribution. This medical device strategy is being facilitated through the QiG Group (“QiG”) and leverages the component technology of Greatbatch in our core markets: cardiovascular, neuromodulation and orthopaedic. Once QiG designs and develops a medical device, it is manufactured by Greatbatch Medical. The operating expenses of QiG are included within the Implantable Medical segment.

Electrochem provides industry-leading total power solutions for rechargeable and non-rechargeable battery power systems, charging and docking stations, and power supplies, for critical applications largely in the portable medical and energy markets, where safety, reliability, quality and innovation are critical. Electrochem’s product lines cover a number of highly-customized battery-powered applications in remote and demanding environments, including down hole drilling tools and in life-saving and life-enhancing applications, including automated external defibrillators, portable oxygen concentrators, ventilators and powered surgical tools, among others. Electrochem’s portable medical product line sales were significantly enhanced through the Micro Power Electronics, Inc. (“Micro Power”) acquisition in December 2011.

Our Acquisitions

On December 15, 2011, we acquired all of the outstanding stock of Micro Power headquartered in Beaverton, OR. Micro Power is a leading supplier of custom battery solutions, serving the portable medical, military and handheld automatic identification and data collection markets. Micro Power’s commercial portfolio is highly complementary to the products and services offered by Electrochem. The results of Micro Power were included in our Electrochem segment from the date of acquisition. The aggregate purchase price of Micro Power was $71.8 million, which we funded with cash on hand and $45 million borrowed under our revolving credit facility. Total assets acquired from Micro Power were $88.2 million. Total liabilities assumed from Micro Power were $16.4 million. For the first nine months of 2012, Micro Power added approximately $62.8 million to our revenue.

On February 16, 2012, we purchased all of the outstanding common stock of NeuroNexus Technologies, Inc. (“NeuroNexus”) headquartered in Ann Arbor, MI. NeuroNexus is an active implantable medical device design firm specializing in developing and commercializing neural interface technology, components and systems for neuroscience and clinical markets. NeuroNexus has an extensive intellectual property portfolio, core technologies and capabilities to support the development and manufacturing of innovative neural interface devices across a wide range of functions including neuromodulation, sensing, optical stimulation and targeted drug delivery applications. The results of NeuroNexus were included in our Implantable Medical segment from the date of acquisition. The aggregate purchase price of NeuroNexus was $13.2 million, which we funded with cash on hand and $10 million borrowed under our revolving credit facility. Total assets acquired from NeuroNexus were $14.6 million. Total liabilities assumed from NeuroNexus were $1.4 million. For the first nine months of 2012, NeuroNexus added approximately $1.7 million to our revenue.

Our Customers

Implantable Medical customers include leading OEMs, in alphabetical order here and throughout this report, such as Biotronik, Boston Scientific, Johnson & Johnson, Medtronic, Smith & Nephew, Sorin Group, St. Jude Medical, Stryker and Zimmer. The nature and extent of our selling relationships with each OEM varies in terms of breadth of products purchased, purchased product volumes, length of contractual commitment, ordering patterns, inventory management and selling prices. During the nine months ended September 28, 2012, Boston Scientific, Johnson & Johnson, Medtronic and St. Jude Medical collectively accounted for 50% of our total Company sales.

Electrochem’s customers are primarily companies involved in demanding markets with sophisticated total power solutions needs, such as in the portable medical and energy markets. Some of our larger OEM customers include Phillips Healthcare, Physio-Control, Covidien, Ethicon Endo-Surgery, Carefusion, Halliburton and Weatherford International.

Financial Overview

Third quarter 2012 sales increased 22% over the prior year period to $161.3 million. This increase was driven by our acquisitions, which added $21.6 million to sales, as well as growth of 13% in CRM/neuromodulation and 20% in vascular access revenue. Third quarter results also included the impact of foreign currency exchange rate fluctuations, which lowered orthopaedic sales by approximately $2 million in comparison to the prior year. On an organic constant currency basis, sales for the third quarter increased 8% versus the prior year as the benefits described above were partially offset by fewer customer product launches and development opportunities due to operational issues within our orthopaedic operations, which are aggressively being addressed through our consolidation initiatives. For the nine months ended September 28, 2012, sales increased 14% primarily due to our acquisitions, which added approximately $64.5 million to revenue, partially offset by foreign currency exchange rate fluctuations which lowered orthopaedic sales by approximately $6 million.

We prepare our consolidated financial statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Additionally, we consistently report and discuss in our quarterly earnings releases and investor presentations adjusted operating income and margin, adjusted net income and adjusted earnings per diluted share. These adjusted amounts consist of GAAP amounts excluding the following adjustments to the extent they occur during the period: (i) facility consolidation, manufacturing transfer and system integration charges, (ii) asset write-down and disposition charges, (iii) severance charges in connection with corporate realignments or a reduction in force (iv) the impact of non-cash charges to interest expense due to the accounting change governing convertible debt, (v) unusual or infrequently occurring items, (vi) certain research and development expenditures (such as medical device design verification testing (“DVT”) expenses in connection with our development of a neuromodulation platform), (vii) gain/loss on the sale of investments and (viii) the income tax (benefit) related to these adjustments. We believe that reporting these amounts provides important supplemental information to our investors and creditors seeking to understand the financial and business trends relating to our financial condition and results of operations. Additionally, certain performance-based compensation incentives provided to our executives are determined utilizing these adjusted amounts.

A reconciliation of GAAP operating income to adjusted amounts is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
	2012	2011	2012	2011
Operating income as reported	$2,127	$12,888	$24,416	$49,157
Adjustments:
Inventory step-up amortization (COS)	—	—	532	—
Medical device DVT expenses (RD&E)	1,224	1,639	3,839	2,863
Consolidation and optimization costs	14,778	164	20,801	425
Integration expenses	232	—	1,287	—
Asset dispositions, severance and other	303	23	1,893	(591)

Adjusted operating income	$18,664	$14,714	$52,768	$51,854

Adjusted operating margin	11.6%	11.2%	10.8%	12.1%

GAAP operating income for the quarter and year-to-date periods of 2012 was $2.1 million and $24.4 million, respectively, compared to $12.9 million and $49.2 million, respectively, for the comparable 2011 periods. These decreases were primarily due to the charges recorded in connection with the consolidation of our Swiss orthopaedic operations, as well as other productivity initiatives (See Cost Savings and Consolidation Efforts section). As a result of the progress we have made on these initiatives, we now expect that our adjustments to non-GAAP operating income for 2012 will be $40 million to $45 million compared to the $20 million to $30 million estimate provided last quarter. It is important to note that, while we are increasing the 2012 estimate for these expenses, the overall estimate to complete our consolidation initiatives remains unchanged and the impact to our operating cash flows will be significantly less than the charges incurred.

Adjusted operating income was $18.7 million in the third quarter of 2012, compared to $14.7 million for the comparable 2011 period. This 27% increase was primarily a result of our increased revenue as well as the initiatives we began to implement in the second quarter to leverage our operating infrastructure, and optimize our net research, development and engineering (“RD&E”) investments. This included the reallocation of RD&E resources to higher priority projects, the postponement of some RD&E projects, as well as the decision to pursue various alternatives to monetize some of our existing intellectual property that are outside our core business. As a result of these decisions, we expect RD&E for the second half of 2012 to be slightly lower than the first half. In comparison to the second quarter of 2012, net RD&E declined $0.9 million. For the first nine months of 2012, adjusted operating income was $52.8 million compared to $51.9 million for the 2011 period as the benefits described above were offset by the operational issues at our Swiss orthopaedic facilities.

Based upon our results for the first nine months of 2012, we still expect that revenue will be in line with our original guidance as the weakness we are seeing in our orthopaedics revenue is being offset by stronger than expected performance from our CRM and portable medical product lines. Consistent with last quarter, we expect that our full year 2012 adjusted operating income as a percentage of sales and adjusted diluted EPS will be at the lower end of our guidance provided at the beginning of the year due to lower than expected profitability from our Swiss operations. Overall, we estimate that the operational issues at our Swiss orthopaedic facilities decreased our adjusted diluted EPS for the first nine months of 2012 by approximately $0.13 per share versus the first nine months of 2011.

GAAP and adjusted diluted EPS for the third quarter of 2012 were a loss of $0.32 and income of $0.46 per share, respectively, compared to $0.30 and $0.41 per share, respectively, for the third quarter of 2011. For the first nine months of 2012, GAAP and adjusted diluted EPS were $0.03 and $1.25 per share, respectively, compared to $1.16 and $1.29 per share, respectively, for the same period of 2011.

A reconciliation of GAAP net income (loss) and diluted EPS to adjusted amounts is as follows (in thousands, except per share amounts):

	Three Months Ended				Nine Months Ended
	September 28,		September 30,		September 28,		September 30,
	2012		2011		2012		2011
	Net Income (Loss)	Impact Per Diluted Share	Net Income (Loss)	Impact Per Diluted Share	Net Income (Loss)	Impact Per Diluted Share	Net Income (Loss)	Impact Per Diluted Share
Net income (loss) as reported	$(7,561)	$(0.32)	$6,989	$0.30	$757	$0.03	$27,483	$1.16
Adjustments:
Inventory step-up amortization (COS)	—	—	—	—	346	0.01	—	—
Medical device DVT expenses (RD&E)	796	0.03	1,065	0.05	2,495	0.10	1,861	0.08
Consolidation and optimization costs(a)	11,119	0.46	107	—	15,034	0.63	276	0.01
Integration expenses	151	0.01	—	—	837	0.03	—	—
Asset dispositions, severance and other	197	0.01	15	—	1,230	0.05	(384)	(0.02)
Gain on cost method investments, net(b)	(228)	(0.01)	—	—	(228)	(0.01)	(2,751)	(0.12)
CSN conversion option discount amortization(c)	1,498	0.06	1,391	0.06	4,413	0.18	4,097	0.17
Swiss tax impact(d)	5,008	0.21	—	—	5,008	0.21	—	—

Adjusted net income and diluted EPS(e)	$10,980	$0.46	$9,567	$0.41	$29,892	$1.25	$30,582	$1.29

Adjusted diluted weighted average shares(f)	24,011		23,611		23,924		23,663

(a)	Net of tax amounts computed using U.S. and foreign statutory tax rates of 35% and 22.5%, respectively, for items incurred in those geographic locations.
(b)	Pre-tax amount is $350 thousand for both the quarter and year-to-date periods for 2012 and $4.2 million for the year-to-date period of 2011.
(c)	Pre-tax amount is $2.3 million and $6.8 million for the 2012 quarter and year-to-date periods, respectively, and $2.1 million and $6.3 million for the 2011 quarter and year-to-date periods, respectively.
(d)	Relates to the loss of our Swiss tax holiday due to our decision to discontinue manufacturing in Switzerland, as well as the establishment of a valuation allowance on our Swiss deferred tax assets as it is more likely than not that they will not be fully realized.
(e)	The per share data in this table has been rounded to the nearest $0.01 and therefore may not sum to the total.
(f)	Weighted average diluted shares for the third quarter of 2012 includes 365 thousand shares of dilution related to outstanding stock incentive awards that were not dilutive for GAAP EPS purposes.

Our CEO’s View

We continue to drive growth in our core business and benefited from favorable market trends and new product introductions within our portable medical product line. During the quarter, we continued to deepen our relationship with our larger OEM customers and successfully negotiated several long-term agreements which secured existing revenue streams, as well as expanded those relationships into other product lines. As we move forward, our goal is to continue to drive core growth through an increased focus on and investment in sales and marketing and the commercialization of our medical device pipeline. Additionally, we are focused on further improving profitability by leveraging our infrastructure and optimizing our research and development investment.

Key points about the third quarter of 2012 are as follows:

•	We have a high-growth portable medical product line.

•	We have added sales and marketing resources to our Implantable Medical segment focused on growing our revenues faster than the market.

•	We are aggressively addressing our Swiss orthopaedic issues with a consolidation plan that is on track to deliver improved operating results starting in early 2013.

•	We have reviewed and prioritized our RD&E investment with a goal of improving our return on invested capital both near-term and long term.

•	We will continue our on-going productivity efforts with suppliers, lean manufacturing processes and focused cost reductions.

•

We are aware of the large difference between our GAAP EPS and Adjusted EPS because of the expenses incurred for our productivity and consolidation initiatives. We expect the difference between GAAP and Adjusted EPS to be much smaller next year and to realize the productivity from our investments we are making this year.

•	We are confirming our adjusted diluted EPS guidance at the low end of the range and are cautiously optimistic for the fourth quarter given the continued challenges surrounding key CRM players.

•	Our cash flow from operations remains strong and continues to provide the funding needed to execute on all of our strategic objectives.

I am pleased with the progress we have made on our strategic objectives and remain confident that these initiatives will improve the long-term growth and profitability of our Company.

Product Development

Implantable Medical - As part of the natural evolution of our Company, in 2008, we reassigned 40 Greatbatch Medical engineers to create the QiG Group in order to help facilitate the development of complete medical devices for our customers. In creating QiG, we pooled and focused the tremendous talent, resources and capacity for innovation within our organization. Today, QiG encompasses approximately 120 research and development professionals working in facilities in six states and focused on three compelling therapeutic areas: cardiovascular, neuromodulation and, longer-term, orthopaedics. Additionally, QiG has established partnerships with nearly a dozen key physicians who are highly specialized in these areas. These partnerships are helping us to design medical devices from the ground up with features that will meet the needs of today’s practicing clinicians.

As a result of the investments we have made, we are now able to provide our customers with complete medical devices. This includes development and regulatory submissions, as well as manufacturing and supporting worldwide distribution. These medical devices are full product solutions that complement our OEM customers’ products and utilize the component expertise and capabilities residing within Greatbatch. The benefits to our OEM customers include shortening the time to market for these devices by accelerating the velocity of innovation, optimizing their supply chain and ultimately providing them with cost efficiencies.

Within QiG, we are utilizing a disciplined and diversified portfolio approach with three investment modes: strategic equity investments; OEM initiated medical device projects; and independent market driven medical device developments each to be sold by an OEM or distribution partner. The QiG Group employs a disciplined and thorough process for evaluating these opportunities. A scorecard process is utilized to review and select the most strategically valuable ideas to pursue, taking into account a host of variables, including the market opportunity, regulatory pathway and reimbursement, market need and market potential, intellectual property and projected financial return.

Today we have six strategic equity investments and have developed or are in the process of developing nearly a dozen medical devices in conjunction with our OEM partners, which are beginning to provide a return on the investment we have made. Additionally, we have four new medical devices that we are independently working on that are in various stages of development. While we do not intend to discuss each of these projects individually each quarter, we will discuss significant milestones as they occur. Some of the medical device projects that we currently are working on include:

Cardiovascular portfolio - Venous and arterial introducers, anti-microbial coatings, steerable delivery systems, and MRI conditional brady, gastric stimulation and sleep apnea leads. During 2012, we received U.S. Food and Drug Administration (“FDA”) 510(k) clearance on our transradial catheter sheath introducer and steerable delivery sheath for atrial fibrillation ablation and received the CE mark for distribution of our transseptal needle that supports access and delivery of ablation therapies for atrial fibrillation.

Neuromodulation portfolio – With regards to Algostim, our spinal cord stimulator for the treatment of chronic pain in the trunk and limbs, during the second quarter of 2012, we provided an update on the timing of our premarket approval application (“PMA”) submission given the extension of our DVT testing timeline. We continue to make strong technical progress on the development of this device and continue to retire critical milestones needed for program completion and the ultimate submission to regulatory authorities, which we still expect in the second half of 2013.

Additionally, we continue to receive strong interest from numerous world-class medical device companies, who appreciate the unique opportunity to market and distribute Algostim to interventional pain physicians, neurosurgeons and orthopaedic spine surgeons around the world. We believe Algostim’s unique features and benefits will allow the right commercial partner to capture significant market share in today’s $1.3 billion spinal cord stimulation market, which continues to see double digit market growth. We look forward to sharing more details regarding Algostim and our commercial partner progress as well as our other three devices that we are independently developing at our next investor day conference which will be scheduled early next year.

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

Electrochem - Electrochem continues to win new customers, new applications and next generation products. Our core competencies enable us to be well-positioned to win existing share and additional new product introductions based on our experience in packaging solutions, our customer relationships, our investment in technology and facilities, our capacity to service our customers, and our legacy of delivering highly reliable and innovative solutions to the medical marketplace.

The 2012 growth in Electrochem is being driven by successful product launches into the higher growth, higher value portable medical market. Gaining better access to this attractive market was one of the main drivers behind our acquisition of Micro Power as it provides us with a significant opportunity for growth given its $400 million market size.

Additionally, this market is benefiting from favorable market trends as patient care shifts from clinical settings to the home and as an aging population drives the need for lightweight and portable devices for patients and caregivers. These favorable trends are expected to allow this market to grow faster than our legacy markets over the next several years. Finally, this market is also attractive to us given that it has long product life cycles that should provide stability and diversification to our revenue base.

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

Over the last two years, we have been implementing a multi-faceted plan to further enhance, optimize and leverage our orthopaedics operations. This plan includes the construction of an orthopaedic manufacturing facility in Fort Wayne, IN, updating our Indianapolis, IN facility to streamline operations, increase capacity, and further expand capabilities, and in the third quarter of 2012, we finalized and initiated plans to transfer most major functions currently performed at our facilities in Orvin and Corgemont, Switzerland into our Fort Wayne, IN and Tijuana, Mexico facilities. The total capital investment expected for these initiatives is between $25 million and $35 million, of which $21 million has been expended to date. Total expense expected to be incurred for these initiatives is between $30 million and $36 million, of which $15.4 million has been incurred to date.

Near the end of 2011, we initiated plans to optimize and expand our manufacturing infrastructure in order to support our medical device strategy. This will include the transfer of certain product lines to lower cost facilities, expansion of two of our existing facilities, as well as the purchase of equipment to create additional capacity for the manufacture of medical devices and create additional cost savings. Total capital investment under these initiatives is expected to be between $15 million to $20 million of which approximately $8.5 million has been expended to date. Total expenses expected to be incurred on these projects is between $2.5 million to $3.5 million of which $1.3 million has been incurred to date.

These orthopaedic and medical device initiatives are expected to be completed over the next two to three years and are expected to generate approximately $10 million to $15 million of annual cost savings and increase our capacity in order to support our growth and the manufacturing of complete medical devices.

In 2011, we initiated plans to upgrade our existing global ERP system. This initiative is expected to be completed over the next two years. Total capital investment under this initiative is expected to be approximately $4 million to $5 million of which approximately $2.8 million has been expended to date. Total expenses expected to be incurred on this initiative is between $5 million to $7 million of which $4.7 million has been incurred to date.

Government Regulation

The Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act (collectively “Health Care Reform”) legislated broad-based changes to the U.S. health care system that could significantly impact our business operations and financial results, including higher or lower revenue, as well as higher employee medical costs and taxes. Health Care Reform imposes significant new taxes on medical device OEMs, which will result in a significant increase in the tax burden on our industry and which could have a material negative impact on our financial condition, results of operations and our cash flows. Other elements of Health Care Reform such as comparative effectiveness research, an independent payment advisory board, payment system reforms including shared savings pilots and other provisions could meaningfully change the way healthcare is developed and delivered, and may materially impact numerous aspects of our business, results of operations and financial condition. Many significant parts of Health Care Reform will be phased in over the next several years and require further guidance and clarification in the form of regulations. Management is currently evaluating the impact that the new medical device tax will have on our results from operations beginning in 2013, and has preliminarily estimated that it will reduce operating income by up to $2 million. This amount assumes that this tax applies to the first medical device sale in the U.S. and is based upon a wholesale price.

On August 22, 2012, the U.S. Securities and Exchange Commission (“SEC”) issued a rule under Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act requiring companies to publicly disclose their use of conflict minerals that originated in the Democratic Republic of the Congo (DRC) or an adjoining country. Under the adopted rule, issuers are required to conduct a “reasonable” due-diligence process to ascertain the source of conflict minerals, defined as tantalum, tin, gold or tungsten, that are necessary to the functionality or production of their manufactured or contracted to be manufactured products. Companies are required to provide this disclosure on a new form to be filed with the SEC called Form SD. Companies are required to file Form SD on May 31, 2014 for the 2013 calendar period and annually on May 31 every year thereafter. We anticipate additional, new compliance costs to be incurred since our business utilizes all of the minerals specified in the rule.

Our Financial Results

We utilize a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31st. For 52-week years, each quarter contains 13 weeks. The third quarter and year-to-date periods of 2012 and 2011 ended on September 28, and September 30, respectively, and each contained 13 weeks and 39 weeks, respectively. The commentary that follows should be read in conjunction with our Condensed Consolidated Financial Statements and related notes and with the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended December 30, 2011.

The following table presents certain selected financial information derived from our Condensed Consolidated Financial Statements for the periods presented (dollars in thousands, except per share data):

	Three Months Ended				Nine Months Ended
	September 28,	September 30,	Change		September 28,	September 30,	Change
	2012	2011	$	%	2012	2011	$	%
Sales:
Implantable Medical
CRM/Neuromodulation	$80,246	$70,731	$9,515	13%	$235,406	$226,492	$8,914	4%
Vascular Access	13,674	11,396	2,278	20%	37,791	32,639	5,152	16%
Orthopaedic	27,173	31,131	(3,958)	-13%	91,079	108,642	(17,563)	-16%

Total Implantable Medical	121,093	113,258	7,835	7%	364,276	367,773	(3,497)	-1%
Electrochem
Portable Medical	20,219	1,954	18,265	NA	59,346	6,105	53,241	NA
Energy/Environmental	16,192	13,955	2,237	16%	51,441	45,813	5,628	12%
Other	3,836	2,551	1,285	50%	11,928	7,385	4,543	62%

Total Electrochem	40,247	18,460	21,787	118%	122,715	59,303	63,412	107%

Total sales	161,340	131,718	29,622	22%	486,991	427,076	59,915	14%
Cost of sales	110,386	89,811	20,575	23%	337,216	291,395	45,821	16%

Gross profit	50,954	41,907	9,047	22%	149,775	135,681	14,094	10%
Gross profit as a % of sales	31.6%	31.8%			30.8%	31.8%
Selling, general and administrative expenses (SG&A)	20,274	17,760	2,514	14%	60,053	53,980	6,073	11%
SG&A as a % of sales	12.6%	13.5%			12.3%	12.6%
Research, development and engineering costs, net (RD&E)	13,240	11,072	2,168	20%	41,325	32,710	8,615	26%
RD&E as a % of sales	8.2%	8.4%			8.5%	7.7%
Other operating (income) expense, net	15,313	187	15,126	NA	23,981	(166)	24,147	NA

Operating income	2,127	12,888	(10,761)	NA	24,416	49,157	(24,741)	-50%
Operating margin	1.3%	9.8%			5.0%	11.5%
Interest expense	4,401	4,125	276	7%	13,176	12,802	374	3%
Interest income	—	(1)	1	NA	(1)	(9)	8	-89%
Gain on cost method investments, net	(350)	—	(350)	NA	(350)	(4,232)	3,882	-92%
Other (income) expense, net	248	(475)	723	-152%	774	766	8	1%
Provision for income taxes	5,389	2,250	3,139	140%	10,060	12,347	(2,287)	-19%
Effective tax rate	NA	24.4%			93.0%	31.0%

Net income (loss)	$(7,561)	$6,989	$(14,550)	NA	$757	$27,483	$(26,726)	-97%

Net margin	-4.7%	5.3%			0.2%	6.4%
Diluted earnings (loss) per share	$(0.32)	$0.30	$(0.62)	NA	$0.03	$1.16	$(1.13)	-97%

Sales

Third quarter 2012 sales increased 22% over the prior year period to $161.3 million. This increase was driven by our recent acquisitions, which added $21.6 million to sales, as well as a 20% increase in vascular access revenue and 13% growth in our CRM product line. Third quarter results also included the impact of foreign currency exchange rate fluctuations, which lowered orthopaedic sales by approximately $2 million in comparison to the prior year. On an organic constant currency basis, sales for the third quarter increased 8% versus the prior year as the benefits described above were partially offset by continued weakness within our orthopaedics product line. For the year-to-date period, sales increased 14% primarily due to the same reasons that impacted the third quarter results. For the first nine months of 2012, our acquisitions added approximately $64.5 million to revenue while foreign currency exchange rate fluctuations lowered orthopaedic sales by approximately $6 million. At this time, we still expect to achieve our 13% to 17% growth guidance for total sales set at the beginning of the year given stronger than expected performance from our CRM and portable medical product lines.

Implantable Medical – CRM and neuromodulation sales for the third quarter of 2012 increased 13% compared to the prior year to $80.2 million due to more level customer inventory ordering patterns in 2012 in comparison to 2011, as well as easier comparables versus the 2011 period. For the year-to-date period, CRM and neuromodulation sales were 4% above the prior year, which is ahead of our expectations and above market growth rates.

This rate of growth is not expected to continue in the fourth quarter of 2012 as the fourth quarter of 2011 is a much tougher comparable. Additionally, given the continued ongoing challenges surrounding key CRM customers it is important to note that our visibility to customer ordering patterns is over a short period of time and that any significant customer field actions or relative market share shifts among OEM manufacturers could impact our results. We believe that the impact of these factors is somewhat muted by the fact that we have business with all of the key CRM OEMs and have significantly diversified our revenue base over the last four years. We remain cautiously optimistic regarding our CRM business over the short term, but are confident that over the long-term our increased focus on sales and marketing, as well as the increased pace of new product development opportunities we are winning, will allow us to grow this product line faster than the underlying market.

Third quarter and year-to-date 2012 sales for the vascular access product line increased 20% and 16%, respectively, in comparison to the prior year periods and were primarily driven by the commercialization of new medical devices, as well as market growth. We continue to see a high level of interest in our medical device programs from our OEM customers. However, we now believe that our medical device revenue for 2012 will be $8 million to $10 million, down from the $10 million to $15 million guidance we provided earlier in the year. This decrease is primarily due to a lower rate of acceptance for our medical devices than originally anticipated. If achieved, our 2012 projected medical device revenue will still represent a significant increase over our 2011 medical device sales of $5 million.

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

Orthopaedic product line sales for the third quarter and year-to-date periods of 2012 declined 13% (-6% constant currency) and 16% (-11% constant currency), respectively, compared to the same periods of 2011. Foreign currency exchange rate fluctuations decreased orthopaedic revenue by approximately $2 million in the third quarter of 2012 ($6 million year-to-date) in comparison to the prior year. The remaining decline in third quarter and year-to-date 2012 orthopaedic sales was a result of price concessions provided to customers, as well as fewer customer product launches and development opportunities due to operational issues within our orthopaedic facilities, which are aggressively being addressed. Given the softness that we are seeing in our orthopaedic product line, we do not expect to achieve the revenue growth assumptions previously provided for that product line.

In addition to the consolidation of manufacturing, we are also streamlining our Swiss orthopaedic product line. This will include ceasing production on several non-core products. We are evaluating several alternatives and options for these product lines in order to help ensure a smooth transition for our customers, which could include selling these discontinued product lines to an independent third party. Our current estimate is that the discontinuance of these products will reduce our 2013 Orthopaedic revenue by approximately $10 to $15 million.

Electrochem – Third quarter and year-to-date 2012 sales for Electrochem increased $21.8 million and $63.4 million, respectively versus the comparable 2011 periods. 2012 third quarter Electrochem sales included $20.9 million ($62.8 million year-to-date) of revenue related to the acquisition of Micro Power in December 2011. On an organic basis, Electrochem revenue increased 5% and 1% for the quarter and year-to-date periods, respectively, in comparison to the prior year due to continued strength in the energy markets. The Micro Power acquisition continues to exceed our initial expectations, and is being driven by successful product launches into the higher growth, higher value portable medical market. This market is benefiting from the shifting of patient care from clinical settings to the home and an aging population, which is driving the need for lightweight/portable devices for patients and caregivers. Our funnel of portable medical products from this acquisition continues to be full and is expected to drive high single digit revenue growth for this product line for the next several years.

Gross Profit

Changes to gross profit as a percentage of sales from the prior year were due to the following:

	Change From Prior Year
	Three Months	Nine Months
Impact of acquisitions(a)	-2.2%	-1.6%
Excess capacity & Swiss production inefficiencies(b)	-0.7%	-1.7%
Volume and productivity(c)	2.7%	3.0%
Selling price(d)	-0.6%	-0.9%
Other	0.6%	0.2%

Total percentage point change to gross profit as a percentage of sales	-0.2%	-1.0%

(a)	Our gross profit percentage was impacted by the acquisition of Micro Power in December 2011, which had a lower gross margin percentage due to its higher percentage of material costs in comparison to our legacy businesses. Additionally, during the first quarter of 2012 we recognized $0.5 million of inventory step-up amortization in connection with this acquisition which will not reoccur in subsequent periods.

(b)	Our gross profit percentage was negatively impacted during 2012 due to production inefficiencies at our Swiss orthopaedic facilities. Additionally, as a result of the addition of our Fort Wayne facility in the second quarter of 2012, we experienced excess capacity costs in comparison to 2011. In accordance with our inventory accounting policy, excess capacity costs are expensed in the period they occur. We have aggressively begun to right-size our orthopaedic cost structure and have announced plans to enhance, optimize and leverage this business, which is expected to help improve our gross margin percentage starting in the first quarter of 2013.
(c)	Our gross profit percentage benefitted from higher sales volumes, primarily CRM and vascular access, as well as production efficiencies gained at our manufacturing facilities as a result of our various lean and supply chain initiatives.
(d)	Our gross profit percentage has been negatively impacted in comparison to the prior year by price concessions made to our larger OEM customers, which were given in exchange for long-term contracts.

Over the long-term, we expect to see gross margin improvements as a result of the consolidation of our orthopaedic operations and from various other productivity improvement initiatives that are being implemented (See Cost Savings and Consolidation Efforts section). Additionally, we expect our gross profit margin to improve as more system and device level products are introduced, which typically earn a higher margin.

SG&A Expenses

Changes to SG&A expenses from the prior year were due to the following (in thousands):

	Change From Prior Year
	Three Months	Nine Months
Impact of acquisitions(a)	$2,411	$7,852
Performance-based compensation(b)	286	(725)
Medical device strategy communication(c)	(12)	(562)
Other	(171)	(492)

Net increase in SG&A	$2,514	$6,073

(a)	Amounts represent the incremental SG&A expenses related to the acquisition of Micro Power and NeuroNexus.
(b)	Amounts represent the change in performance-based compensation versus the prior year and is recorded based upon the actual results achieved. Performance-based compensation began to increase during the third quarter of 2012 as our revenue and operating results began to improve.
(c)	Amounts represent the costs incurred during 2011 in connection with the communication of our medical device strategy to shareholders, customers and associates including costs incurred for our Investor Day held in the first quarter of 2011.

RD&E Expenses, Net

Net RD&E costs are comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
	2012	2011	2012	2011
Research and development costs	$6,324	$5,160	$18,864	$13,672

Engineering costs	9,787	8,330	28,956	25,897
Less cost reimbursements	(2,871)	(2,418)	(6,495)	(6,859)

Engineering costs, net	6,916	5,912	22,461	19,038

Total RD&E, net	$13,240	$11,072	$41,325	$32,710

Net RD&E for the 2012 third quarter and year-to-date periods increased $2.2 million and $8.6 million, respectively, versus the 2011 periods. Approximately $0.9 million and $2.4 million, respectively, of this increase was a result of the operations from our recent acquisitions. The remainder of this increase can be attributed to the investment in the development of complete medical devices which totaled $6.5 million for the 2012 third quarter ($20.9 million year-to-date) compared to $6.2 million ($16.6 million year-to-date) for 2011. These amounts include $1.2 million ($3.8 million year-to-date) and $1.6 million ($2.9 million year-to-date), respectively, of DVT costs in connection with our development of a neuromodulation platform. When combined with SG&A expenses, total costs incurred in connection with our medical device initiatives totaled $27.3 million for the first nine months of 2012 versus $20.1 million for the comparable 2011 period.

During the second quarter of 2012, we began to implement an initiative to optimize our RD&E investments. This included the reallocation of RD&E resources to higher priority projects, the postponement of some RD&E projects, as well as the decision to pursue various alternatives to monetize some of our existing intellectual property that are outside our core business. As a result of these decisions, we expect RD&E for the second half of 2012 to be slightly lower than the first half. In comparison to the second quarter of 2012, net RD&E for the third quarter of 2012 declined $0.9 million.

Other Operating (Income) Expense, Net

Other operating (income) expense, net is comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
	2012	2011	2012	2011
Orthopaedic facility optimization(a)	$12,452	$164	$14,774	$425
Medical device facility optimization(a)	388	—	1,282	—
ERP system upgrade(a)	1,938	—	4,745	—
Integration costs(b)	232	—	1,287	—
Asset dispositions, severance and other(c)	303	23	1,893	(591)

Total other operating (income) expense, net	$15,313	$187	$23,981	$(166)

(a)	Refer to “Cost Savings and Consolidation Efforts” section of this Item and Note 9 “Other Operating (Income) Expense, Net” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 for disclosures related to the timing and level of remaining expenditures for these initiatives.
(b)	During 2012, we incurred costs related to the integration of Micro Power and NeuroNexus. These expenses were primarily for retention bonuses, travel costs in connection with integration efforts, and severance, which will not be required or incurred after the integrations are completed.
(c)	During 2012 and 2011, we recorded (gains) write-downs in connection with various asset disposals, net of insurance proceeds received, if any. Additionally, during the second quarter of 2012, we incurred $1.2 million of costs related to the relocation of our global headquarters to Frisco, Texas.

Interest Expense and Interest Income

Interest expense for the third quarter and year-to-date periods of 2012 increased over the comparable periods of 2011, primarily due to the increased discount amortization related to our convertible notes, which is being amortized utilizing the effective interest method.

Interest income for the third quarter and year-to-date periods of 2012 were relatively consistent with the comparable 2011 periods.

Gain on Cost Method Investments, Net

In January 2011, we sold our cost method investment in IntElect Medical, Inc. (“IntElect”) in conjunction with Boston Scientific’s acquisition of IntElect. We obtained our ownership interest in IntElect through our acquisition of BIOMEC, Inc. in 2007 and two subsequent additional investments. This transaction resulted in a pre-tax gain of $4.5 million in the first quarter of 2011 and an additional $0.4 million gain during the third quarter of 2012. During the second quarter of 2011, we recorded a $0.3 million write down of one of our cost method investments based upon a recent stock offering by that company. The total carrying value of our cost and equity method investments is reviewed quarterly for changes in circumstance or the occurrence of events that suggest the Company’s investment may not be recoverable. The fair value of cost or equity method investments is not adjusted if there are no identified events or changes in circumstances that may have a material effect on the fair value of our investments. If such events should occur they could materially impact our financial results. The aggregate recorded amount of cost and equity method investments at September 28, 2012 was $9.3 million.

Other (Income) Expense, Net

Other (income) expense, net primarily includes the impact of foreign currency exchange rate fluctuations on transactions denominated in foreign currencies. We generally do not expect foreign currency exchange rate fluctuations to have a material impact on our financial results.

Provision for Income Taxes

The effective tax rate (including discrete items) for the nine months ended September 28, 2012 was 93.0% versus 31.0% for the comparable 2011 period. This fluctuation was primarily attributable to approximately $5.0 million of tax charges recorded in connection with our Swiss orthopaedic consolidation. These charges related to the loss of our Swiss tax holiday, due to our third quarter 2012 decision to discontinue manufacturing in Switzerland, as well as the establishment of a valuation allowance on a portion of our Swiss deferred tax assets as it is more likely than not that they will not be fully realized. Additionally, our 2012 effective tax rate reflects the impact of losses resulting from our Swiss restructuring, the benefit of which are recorded at the lower Swiss effective tax rate, thus increasing the overall effective tax rate of the Company. The effective tax rate also does not include the benefit of the U.S. R&D tax credit, which expired at the end of 2011. The provision for income taxes for the third quarter of 2012 represents the amount necessary to bring our year-to-date effective tax rate to 93.0% and is based upon our full year expected GAAP effective tax rate.

We currently expect our 2012 annual GAAP effective tax rate to be between 90% and 95%, depending on the timing of expenses incurred in connection with the ongoing restructuring of the manufacturing operations in Switzerland. On an adjusted basis, which will exclude the impact of these consolidation costs, we expect our effective tax rate to be more in line with the U.S. statutory rate of 35%. We expect there to be continued volatility of this effective tax rate due to several factors, including changes in the mix of pre-tax income and the jurisdictions to which it relates, changes in tax laws and foreign tax holidays, business reorganizations, settlements with taxing authorities and foreign currency fluctuations. It is important to note that the impact of the loss of the Swiss tax holiday, valuation allowance on our Swiss deferred tax assets as well as the impact of the loss of the R&D tax credit could all be reversed at some point in the future if we attain a new tax holiday, if our operations in Switzerland become profitable, or if the R&D tax credit is reinstated. We currently have various tax planning initiatives in place that are aimed at reducing our effective tax rate over the long-term and is another strategic objective we are focused on.

Liquidity and Capital Resources

	As of
	September 28,	December 30,
(Dollars in thousands)	2012	2011
Cash and cash equivalents	$ 10,843	$36,508
Working capital	$169,378	$170,907
Current ratio	2.83	2.82

The decrease in cash and cash equivalents from the end of 2011 was primarily due to the cash used in connection with our acquisitions, the purchase of property, plant and equipment, and the net repayment of long-term debt during the year partially offset by cash flows from operations. Our working capital and current ratio remained consistent with the prior year.

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

The Credit Facility is supported by a consortium of fourteen banks with no bank controlling more than 19% of the facility. As of September 28, 2012, each bank supporting the Credit Facility has an S&P credit rating of at least BBB or better, which is considered investment grade.

The Credit Facility requires us to maintain a rolling four quarter ratio of adjusted EBITDA to interest expense of at least 3.0 to 1.0. For the twelve month period ended September 28, 2012, our ratio of adjusted EBITDA to interest expense, calculated in accordance with our credit agreement, was 17.5 to 1.0, well above the required limit. The Credit Facility also requires us to maintain a total leverage ratio of not greater than 4.0 to 1.0. As of September 28, 2012, our total leverage ratio, calculated in accordance with our credit agreement, was 2.36 to 1.0, well below the required limit.

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

As of September 28, 2012, we had $359 million of borrowing capacity available under the Credit Facility. This amount may vary from period to period based upon our debt and EBITDA levels, which impacts the covenant calculations discussed above. We believe that our cash flow from operations and the Credit Facility provide adequate liquidity to meet our short- and long- term funding needs.

Operating activities – Cash flows from operations for the first nine months of 2012 were $39.5 million, which was below the comparable 2011 period of $58.5 million. The decrease from the prior year was primarily due to our lower net income and the payment of a higher level of performance-based compensation in 2012 (based upon 2011 results) in comparison to what was paid in 2011 (based upon 2010 results). Additionally, accounts receivable has increased since prior year primarily due to higher sales volumes as well as a slight increase due to timing of customer remittances.

Investing activities – Net cash used in investing activities for the first nine months of 2012 was $52.4 million. This included $17.2 million of cash used in connection with our purchase of NeuroNexus and Micro Power, $1.7 million of net investment purchases, as well as $33.6 million used for the purchase of property, plant and equipment in connection with the consolidation and optimization initiatives discussed in the “Cost Savings and Consolidation Efforts” section of this Item (primarily the construction of our Fort Wayne facility which was completed in the second quarter of 2012) and routine capital expenditures. Our current expectation is that capital spending for the remainder of 2012 will be in the range of $10 million to $15 million, of which approximately half is discretionary in nature. We anticipate that cash on hand, cash flow from operations and availability under our Credit Facility will be sufficient to fund these capital expenditures. As part of our growth strategy, we have and will continue to consider targeted and opportunistic acquisitions.

Financing activities – Net cash used in financing activities for the first nine months of 2012 was $13.0 million compared to $31.0 million for the prior year period. During the first nine months of 2012, we borrowed $10 million under our revolving credit facility to fund the acquisition of NeuroNexus and utilized cash flow from operations to repay $24 million under our Credit Facility. Going forward, we expect excess cash flow from operations to be used to fund our consolidation initiatives and to pay down outstanding debt.

We currently have outstanding $197.8 million of convertible subordinated notes, which are due to mature on June 15, 2013. We currently intend to utilize availability under the Credit Facility and cash flow from operations to repay the notes, which is specifically permitted under the terms of the Credit Facility, and is expected to occur in February 2013.

Capital Structure – As of September 28, 2012, our capital structure consisted of $197.8 million of convertible subordinated notes, $41.0 million of debt under our Credit Facility and 23.7 million shares of common stock outstanding. Additionally, we had $10.8 million in cash and cash equivalents, which is sufficient to meet our short-term operating cash needs. If necessary, we currently have access to $359 million under our Credit Facility and are authorized to issue 100 million shares of common stock and 100 million shares of preferred stock. We believe that if needed we can access public markets to raise additional capital. We believe that our capital structure provides adequate funding to meet our growth objectives. We continuously evaluate our capital structure as it relates to our anticipated long-term funding needs. Changes to our capital structure may occur as a result of this analysis, or changes in market conditions.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements within the meaning of Item 303(a)(4) of Regulation S-K.

Contractual Obligations

The following table summarizes our significant contractual obligations at September 28, 2012:

	Payments due by period
CONTRACTUAL OBLIGATIONS	Total	Remainder of 2012	2013 - 2014	2015 - 2016	After 2016
Debt obligations(a)	$282,010	$1,335	$233,472	$44,769	$2,434
Operating lease obligations(b)	19,174	1,072	8,311	6,658	3,133
Purchase obligations(b)	29,665	12,204	8,263	7,399	1,799
Foreign currency contracts(b)	14,550	2,550	12,000	—	—
Pension obligations(c)	10,861	193	10,668	—	—

Total contractual obligations	$356,260	$17,354	$272,714	$58,826	$7,366

(a)	Includes the annual interest expense on our convertible subordinated notes of 2.25%, which is paid semi-annually. Also includes $36.5 million of deferred federal and state taxes on the Company’s convertible subordinated notes that will be due if the notes are not converted before maturity. Amounts also include the expected interest expense on the $41.0 million outstanding on our line of credit based upon the period end weighted average interest rate of 2.17%. See Note 6 “Debt” of the Notes to Condensed Consolidated Financial Statements in this report for additional information.

(b)	See Note 11 “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements in this report for additional information about our operating leases, purchase obligations and foreign currency contracts.
(c)	See Note 7 “Defined Benefit Plans” of the Notes to Condensed Consolidated Financial Statements in this report for additional information about our defined benefit plan obligations. As discussed in Note 9 “Other Operating (Income) Expense, Net,” in the third quarter of 2012, we finalized our plan to transfer most major functions currently performed at our facilities in Switzerland into existing facilities. As a result of this decision, we curtailed our defined benefit plan provided to employees at those facilities in the third quarter of 2012. As nearly all of the Swiss pension liability is expected to be paid off in the next year, the Company moved all Swiss pension plan investments into cash during the quarter. Plan assets are expected to be sufficient to cover plan liabilities.

This table does not reflect $0.8 million of unrecognized tax benefits as we are uncertain as to if or when such amounts may be settled. Refer to Note 10 “Income Taxes” of the Notes to Condensed Consolidated Financial Statements in this report for additional information about these unrecognized tax benefits.

We self-fund the medical insurance coverage provided to our U.S. based employees. Our risk is being limited through the use of stop loss insurance, which has an annual maximum aggregate loss of $13.5 million with a maximum benefit of $1.0 million. As of September 28, 2012, we have $2.0 million accrued related to our self-insured medical plan, which is recorded in Accrued Expenses in the Condensed Consolidated Balance Sheet, and is primarily based upon claim history. This table does not reflect any potential future payments for self-insured medical claims.

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

Foreign Currency – We have significant foreign operations in France, Mexico and Switzerland, which expose the Company to foreign currency exchange rate fluctuations due to transactions denominated in Euros, Mexican pesos and Swiss francs, respectively. We continuously evaluate our foreign currency risk and will take action from time to time in order to best mitigate these risks, which includes the use of various derivative instruments such as forward currency exchange contracts. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency exposures would have had an impact of approximately $8 million on our annual sales. This amount is not indicative of the hypothetical net earnings impact due to partially offsetting impacts on cost of sales and operating expenses in those currencies. We estimate that foreign currency exchange rate fluctuations during the nine months ended September 28, 2012 decreased sales in comparison to the 2011 period by approximately $6 million.

In September 2011, we entered into two forward contracts to purchase 6.5 million and 4.9 million Mexican pesos per month beginning in January 2012 through December 2012 at an exchange rate of $0.0767 and $0.0713 per peso, respectively. These contracts were entered into in order to hedge the risk of peso-denominated payments associated with a portion of the operations at our Tijuana, Mexico facility for 2012 and are being accounted for as cash flow hedges.

In May 2012, we entered into two forward contracts to purchase 6.9 million and 7.2 million Mexican pesos per month beginning in January 2013 through December 2013 at an exchange rate of $0.0727 and $0.0693 per peso, respectively. These contracts were entered into in order to hedge the risk of peso-denominated payments associated with a portion of the operations at our Tijuana, Mexico facility for 2013 and are being accounted for as cash flow hedges.

As of September 28, 2012, these contracts had a positive fair value of $0.9 million, which is recorded within Prepaid Expenses and Other Current Assets and Other Assets, in the Condensed Consolidated Balance Sheet. The amount recorded as a reduction of Cost of Sales during the nine months ended September 28, 2012 and nine months ended September 30, 2011 related to these forward contracts was $0.01 million and $0.5 million, respectively. No portion of the change in fair value of our foreign currency contracts during the nine months ended September 28, 2012 or September 30, 2011 was considered ineffective.

We translate all assets and liabilities of our foreign operations, where the U.S. dollar is not the functional currency, at the period-end exchange rate and translate sales and expenses at the average exchange rates in effect during the period. The net effect of these translation adjustments is recorded in the Condensed Consolidated Financial Statements as Comprehensive Income. The translation adjustment for the nine months ended September 28, 2012 was a $0.5 million loss. Translation adjustments are not adjusted for income taxes as they relate to permanent investments in our foreign subsidiaries. Net foreign currency transaction gains and losses included in Other (Income) Expense, Net amounted to a loss of $0.2 million for the nine months ended September 28, 2012. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency net assets would have had an impact of approximately $8.5 million on our foreign net assets as of September 28, 2012.

Interest Rates – Interest rates on our Credit Facility reset, at our option, based upon the prime rate or LIBOR rate, thus subjecting us to interest rate risk. To help offset this risk, from time to time, we enter into receive floating-pay fixed interest rate swaps indexed to the same applicable index rate as the debt it is hedging. In October 2012 we entered into a three-year $150 million interest rate swap, which amortizes $50 million per year. Under terms of the contract, we will receive a floating interest rate indexed to the one-month LIBOR rate and pay a fixed interest rate of 0.573%. The swap will be effective in February 2013. This swap was entered into in order to hedge against potential changes in cash flows on the anticipated outstanding debt on the Credit Facility from the repayment of our convertible subordinated notes, which is also expected to be in February 2013 and indexed to the one-month LIBOR rate. The receive variable leg of the interest rate swap and the variable rate paid on the debt is expected to have the same rate of interest, excluding the credit spread, and reset and pay interest on the same dates. This swap will be accounted for as a cash flow hedge.

As of September 28, 2012, we had $41.0 million outstanding on our revolving line of credit that is currently not being hedged. See Note 6 “Debt” of the Notes to Condensed Consolidated Financial Statements in this report for additional information about our outstanding debt. A hypothetical one percentage point (100 basis points) change in the prime rate on the $41.0 million of floating rate debt outstanding at September 28, 2012 would have an impact of approximately $0.4 million on our interest expense.

ITEM 4.	CONTROLS AND PROCEDURES

a. Evaluation of Disclosure Controls and Procedures.

Our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the SEC as of September 28, 2012. These disclosure controls and procedures have been designed to provide reasonable assurance that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Based on their evaluation, as of September 28, 2012, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.

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

The Company continues to extend its Section 404 compliance program under the Sarbanes-Oxley Act of 2002 (the “Act”) and the applicable rules and regulations under such Act to include these acquisitions. This included the conversion of the legacy ERP system of Micro Power in the third quarter of 2012 to the Oracle-based platform currently being utilized by other Greatbatch locations. The Company has excluded the 2011 acquisition listed above from management’s assessment of the effectiveness of internal control over financial reporting as of December 30, 2011, as permitted by the guidance issued by the Office of the Chief Accountant of the SEC. The Company will report on its assessment of the internal controls of its combined operations within the time period provided by the Act and the applicable SEC rules and regulations concerning business combinations.

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter to which this Quarterly Report on Form 10-Q relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

Dated: November 6, 2012	GREATBATCH, INC.

	By	/s/ Thomas J. Hook
Thomas J. Hook
President and Chief Executive Officer (Principal Executive Officer)

	By	/s/ Michael Dinkins
Michael Dinkins Senior Vice President and Chief Financial Officer (Principal Financial Officer)

	By	/s/ Thomas J. Mazza
Thomas J. Mazza Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to our quarterly report on Form 10-Q for the period ended June 27, 2008).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our annual report on Form 10-K for the period ended January 1, 2010).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Extension Schema Document

101.CAL	XBRL Extension Calculation Linkbase Document

101.LAB	XBRL Extension Label Linkbase Document

101.PRE	XBRL Extension Presentation Linkbase Document

101.DEF	XBRL Extension Definition Linkbase Document