Form 10-K
period 2012-12-28
GREATBATCH, INC.
filed 2013-02-27
CIK 1114483

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 28, 2012

Commission File Number 1-16137

GREATBATCH, INC.

(Exact name of Registrant as specified in its charter)

Delaware	16-1531026
(State of Incorporation)	(I.R.S. Employer Identification No.)

2595 North Dallas Parkway

Suite 310

Frisco, Texas 75034

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates as of June 29, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter), based on the last sale price of $22.71, as reported on the New York Stock Exchange: $527.9 million. Solely for the purpose of this calculation, shares held by directors and officers and 10 percent shareholders of the registrant have been excluded. Such exclusion should not be deemed a determination by or an admission by the registrant that these individuals are, in fact, affiliates of the registrant.

Shares of common stock outstanding as of February 27, 2013: 23,755,208

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are specifically incorporated by reference into the indicated parts of this report:

Document	Part
Proxy Statement for the 2013 Annual Meeting of Stockholders	Part III, Item 10 “Directors, Executive Officers and Corporate Governance”

Part III, Item 11 “Executive Compensation”

Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”

Part III, Item 13 “Certain Relationships and Related Transactions, and Director Independence”

Part III, Item 14 “Principal Accountant Fees and Services”

PART I

ITEM 1.	BUSINESS

OVERVIEW

Greatbatch, Inc. was founded in 1970 and is a Delaware corporation incorporated in 1997. When used in this report, the terms “Greatbatch,” “we,” “us,” “our” and the “Company” mean Greatbatch, Inc. and its subsidiaries. The Company conducted its initial public offering in 2000.

We operate our business in two reportable segments – Implantable Medical and Electrochem Solutions (“Electrochem”). The Company’s customers include large multi-national original equipment manufacturers (“OEMs”). The Implantable Medical segment is comprised of our Greatbatch Medical and QiG Group brands and designs and manufactures medical devices and components for the cardiac, neuromodulation, vascular and orthopaedic markets. The Implantable Medical segment offers complete medical devices including design, development, manufacturing, regulatory submission and supporting worldwide distribution, which is facilitated through the QiG Group and leverages the component technology of Greatbatch Medical. The devices designed and developed by the QiG Group are manufactured by Greatbatch Medical. The Implantable Medical segment also offers value-added assembly and design engineering services for its component products.

Electrochem provides industry-leading total power solutions for rechargeable and non-rechargeable battery power systems, charging and docking stations, and power supplies, for critical applications in the portable medical and energy markets, where safety, reliability, quality and innovation are critical. Electrochem’s product lines cover a number of highly-customized battery-powered applications in remote and demanding environments, including down hole drilling tools and in life-saving and life-enhancing applications, including automated external defibrillators, portable oxygen concentrators, ventilators and powered surgical tools, among others.

Since Greatbatch, Inc. was incorporated, it has completed the following acquisitions either directly or indirectly through one of its subsidiaries:

Acquisition Date	Acquired Company	Business at Time of Acquisition
July 1997	Wilson Greatbatch Ltd.	Founded in 1970, designed and manufactured batteries for implantable medical and commercial applications.

August 1998	Hittman Materials and Medical Components, Inc.	Founded in 1962, designed and manufactured ceramic and glass feedthroughs and specialized porous coatings for electrodes used in implantable medical devices (“IMDs”).

August 2000	Battery Engineering, Inc.	Founded in 1983, designed and manufactured high-energy density batteries for industrial, commercial, military and medical applications.

Acquisition Date	Acquired Company	Business at Time of Acquisition

June 2001	Sierra-KD Components division of Maxwell Technologies, Inc.	Founded in 1986, designed and manufactured ceramic electromagnetic filtering capacitors and integrated them with wire feedthroughs for use in IMDs as well as military, aerospace and commercial applications.

July 2002	Globe Tool and Manufacturing Company, Inc.	Founded in 1954, designed and manufactured precision enclosures used in IMDs and commercial products used in the aerospace, electronics and automotive sectors.

March 2004	NanoGram Devices Corporation	Founded in 1996, developed nanoscale materials for battery and medical device applications.

April 2007	BIOMEC, Inc.	Established in 1998, provided medical device design and component integration to early-stage and established customers.

June 2007	Enpath Medical, Inc.	Founded in 1981, designed, developed, and manufactured venous introducers and dilators, implantable leadwires, steerable sheaths and steerable catheters.

October 2007	IntelliSensing LLC	Founded in 2005, designed and manufactured battery-powered wireless sensing solutions for commercial applications.

November 2007	Quan Emerteq LLC	Founded in 1998, designed, developed, and manufactured catheters, stimulation leadwires, microcomponents and assemblies.

November 2007	Engineered Assemblies Corporation	Founded in 1984, designed and integrated custom battery solutions and electronics focused on rechargeable systems for industrial, commercial, military and portable medical applications.

January 2008	P Medical Holding SA	Founded in 1994, designed, manufactured and supplied delivery systems, instruments and implants for the orthopaedic industry.

February 2008	DePuy Orthopaedics’ Chaumont, France manufacturing facility	Manufactured hip and shoulder implants for DePuy Orthopaedics.

December 2011	Micro Power Electronics, Inc. (“Micro Power”)	Founded in 1990, designed custom battery packs, smart chargers and power supplies for industrial, military and portable medical applications.

February 2012	NeuroNexus Technologies, Inc. (“NeuroNexus”)	Founded in 2004, medical device design firm specializing in developing neural interface technology, components and systems.

FINANCIAL STATEMENT YEAR END

We utilize a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31st. Fiscal years 2012, 2011 and 2010 ended on December 28, 2012, December 30, 2011 and December 31, 2010, respectively. Fiscal years 2012, 2011 and 2010 contained fifty-two weeks.

SEGMENT INFORMATION

We operate our business in two reportable segments – Implantable Medical and Electrochem. Segment information including sales from external customers, profit or loss, and assets by segment as well as sales from external customers and long-lived assets by geographic area are set forth at Note 19 “Business Segment, Geographic and Concentration Risk Information” of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

IMPLANTABLE MEDICAL

Cardiac and neuromodulation – Component products include batteries, capacitors, filtered and unfiltered feedthroughs, engineered components, implantable stimulation leads and enclosures used in IMDs. Additionally, we offer value-added assembly for these IMDs. An IMD is an instrument that is surgically inserted into the body to provide diagnosis and/or therapy. One sector of the IMD market is cardiac, which is comprised of devices such as implantable pacemakers, implantable cardioverter defibrillators (“ICD”), cardiac resynchronization therapy (“CRT”) devices, and cardiac resynchronization therapy with backup defibrillation devices (“CRT-D”). Another sector of the IMD market is neuromodulation, which is comprised of pacemaker-type devices that stimulate nerves for the treatment of various conditions. Beyond established therapies of pain control, incontinence and movement disorders (Parkinson’s disease and epilepsy), nerve stimulation for the treatment of other disabilities such as migraines, obesity and depression has shown promising results.

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

IMD systems generally include an implantable pulse generator (“IPG”) and one or more stimulation leads. An IPG is a battery powered device that produces electrical pulses. The lead then carries this electrical pulse from the IPG to the heart, spinal cord or other location in the body. Our portfolio of proprietary technologies, products and capabilities has been built to provide our cardiac and neuromodulation customers with a single source for the vast majority of the components and subassemblies required to manufacture an IPG or lead, to include complete lead systems. Our investments in research and development have generated proprietary products such as the QHR® QMR® and QCapacitor® primary battery and capacitor lines, which have enabled our OEM partners to make improvements in their system offerings in terms of device reliability, size, longevity and power. Our Xcellion™ line of Lithium-Ion rechargeable batteries leverages decades of implantable battery research, development and manufacturing expertise. This line of cells now includes the optional CoreGuard™ feature, which enables batteries to discharge to zero volts without performance degradation.

Despite the current global market challenges for this industry, we believe that the cardiac and neuromodulation markets continue to exhibit fundamentals that position this product line for growth, which will be driven by the following factors:

•

Growing patient population – Implantable pacemakers and ICDs remain primary therapies for a number of critical clinical conditions, most of which are non-elective in nature. As the prevalence of many of these clinical conditions increase with age, underlying population demographics in developed countries will provide an engine for procedure growth.

•

Focus on emerging markets—OEM’s have increased their focus and investment to expand physicians awareness of these life changing therapies, which we believe will result in increased utilization to improve quality of life for more patients globally. These growth initiatives will drive increased utilization of existing cardiac technologies and provide an avenue for new device and technology development as device manufacturers look to develop unique products for these markets.

•

Trends in device features – IMD evolution continues to favor the development of smaller, longer lasting devices with increased functionality and more physiologic shapes. Innovative battery, capacitor, enclosure, and filtering solutions such as those provided by Greatbatch Medical are critical to the realization of these market needs.

•

Growth within neuromodulation – Neuromodulation applications continue to grow at a faster pace than traditional markets, and are expected to continue to expand as new therapeutic applications are identified. The 2012 fiscal year experienced continued growth in clinical data supporting new applications and a growing focus and excitement from clinicians looking for treatment alternatives for challenging patient conditions. Additionally, core neuromodulation markets—like spinal cord stimulation—that rely significantly on patients for co-pays, are positioned to see stronger growth as global economic markets strengthen. Many cardiac OEM companies are also OEMs in the neuromodulation market, which positions us to capitalize on both drivers of market growth.

Vascular – Products include introducers, specialty medical coatings, steerable sheaths and catheters that deliver therapies for many end-user markets including coronary and neurovascular disease, peripheral vascular disease, interventional radiology, vascular access, atrial fibrillation, and interventional cardiology, as well as products for medical imaging and drug and pharmaceutical delivery. Several of these markets are expected to experience significant global growth over the next few years. Introducers enable physicians to create a conduit through which they can insert infusion catheters, implantable ports, pacemaker leads and other therapeutic devices into a blood vessel. A catheter is a tube that can be inserted into a blood vessel to allow drainage, injection of fluids, or access by surgical instruments.

Our products seek to capitalize on the growth in the cardiac, neurology and vascular markets, especially since many of the large cardiac OEMs are also in the vascular markets. This gives us an opportunity to develop close strategic partnerships that can be leveraged across markets, an opportunity that will grow in significance as OEMs continue to consolidate their operating divisions. In addition to those factors that are driving the cardiac and neuromodulation markets, increased demand is also being driven by continued focus on minimally invasive procedures. Patients and healthcare providers are looking for minimally invasive technologies to treat disease. They are expanding the use of catheter based procedures and associated vascular therapies. We also continue to see strong growth in the vascular markets because of peripheral-vascular disease therapies and new indications for tissue extraction or ablation.

Orthopaedic – Products include hip and shoulder joint reconstruction implants, bone plates and spinal devices, and instruments and delivery systems used in hip and knee replacement, trauma fixation and spine surgeries. Orthopaedic implants are used in reconstructive surgeries to replace or repair hips, knees and other joints, such as shoulders, ankles and elbows that have deteriorated as a result of disease or injury. Trauma implant systems are used primarily to reattach or stabilize damaged bone or tissue while the body heals. Spinal implant systems are used by orthopaedic surgeons and neurosurgeons in the treatment of degenerative diseases, deformities and injuries in various regions of the spine.

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

Many of the factors affecting the orthopaedic market segment are similar to the cardiac and vascular markets and include:

•

Aging population in developed markets - Conditions like osteoarthritis and spine degeneration are underlying drivers of a diverse spectrum of reconstructive therapies, and increase significantly with age. Continued growth in the 65+ population, along with an increased desire to remain active, will provide a driver for procedural growth.

•

Rates of obesity—Rates of obesity globally have continued to rise, and are expected to do so for the foreseeable future. Excess weight carriage exacerbates wear on joints and will drive the need for replacement and revision procedures.

•

New implant and surgical technology - The orthopaedic market continues to see a growing focus on minimally invasive procedures across a number of sectors including joint reconstruction and spinal fusion, potentially expanding the use of these therapeutic approaches.

•

Growth in emerging markets—Growing affluence in emerging markets has provided an opportunity for global growth of a number of orthopaedic procedures. Patient populations outside of developed markets continue to be underpenetrated, and investment from large device manufacturers in these markets will provide for procedural growth of established therapies.

The following table summarizes information about our Implantable Medical component products:

Product	Description	Principal Product Attributes
Batteries	Lithium iodine (“Li Iodine”) Lithium silver vanadium oxide (“Li SVO”) Lithium carbon monoflouride (“Li CFx”) Lithium ion rechargeable (“Li Ion”) Lithium SVO/CFx (“QHR” & “QMR”)	High reliability and predictability Long service life Customized configuration Light weight High energy density, small size

Product	Description	Principal Product Attributes
Capacitors	Storage for energy generated by a battery before delivery to the heart. Used in ICDs and CRT-Ds.	Stores more energy per unit volume (energy density) than other existing technologies Customized configuration

EMI filters	Filters electromagnetic interference to limit undesirable response, malfunctioning or degradation in the performance of electronic equipment	High reliability attenuation of EMI RF over wide frequency ranges Customized design

Feedthroughs	Allow electrical signals to be brought from inside hermetically sealed IMD to an electrode	Ceramic to metal seal is substantially more durable than traditional seals Multifunctional

Coated electrodes	Deliver electric signal from the feedthrough to a body part undergoing stimulation	High quality coated surface Flexible in utilizing any combination of biocompatible coating surfaces Customized offering of surfaces and tips

Precision components	Machined Molded and over molded products	High level of manufacturing precision Broad manufacturing flexibility

Enclosures and related components	Titanium Stainless steel	Precision manufacturing, flexibility in configurations and materials

Value-added assemblies	Combination of multiple components in a single package/unit	Leveraging products and capabilities to provide subassemblies and assemblies Provides synergies in component technology and procurement systems

Stimulation leads	Cardiac, neuromodulation and hearing restoration stimulation leads	Custom and unique configurations that increase therapy effectiveness, provide finished device design and manufacturing

Introducers	Creates a conduit to insert infusion catheters, guidewires, implantable ports, pacemaker leads and other therapeutic devices into a blood vessel	Variety of sizes and materials that facilitate problem-free access in a variety of clinical applications

Product	Description	Principal Product Attributes
Catheters	Delivers therapeutic devices to specific sites in the body	Enable safe, simple delivery of therapeutic and diagnostic devices, soft tip and steerability Provide regulatory clearance and finished device

Cases and trays	Delivery systems for cleaning and sterilizing orthopaedic instruments and implants	High degree of customization Short, predictable development and production timelines

Implants	Orthopaedic implants for reconstructive hip, knee, shoulder, trauma and spine procedures	Precision manufacturing, leveraging capabilities and products Complete processes including sterile packaging and coatings

Instruments	Orthopaedic instruments for reconstructive and trauma procedures	Designed to improve surgical techniques, reduce surgery time, increase surgical precision and decrease risk of contamination

A majority of the components and devices Implantable Medical sells incorporate proprietary technologies. These proprietary technologies provide an entry barrier for new competitors, and further limit existing competitors from duplicating our products. In addition to these proprietary technologies, our proprietary “know-how” in the manufacture of these products provides further barriers to competition.

QiG Group – QiG Group is the research and development arm of our Implantable Medical segment that was assembled in 2008 to facilitate the development of complete medical devices for our Implantable Medical customers. Within QiG resides tremendous talent, resources and capacity for innovation within our organization. Today QiG encompasses 120 research and development professionals working in facilities in seven states and currently focused on two compelling therapeutic areas: cardiovascular and neuromodulation. In the long-term will be the addition of orthopaedics. Additionally, QiG has established relationships with nearly a dozen key physicians who are highly specialized in these areas. These partnerships are helping us to design medical devices from the ground up with features that will meet the needs of today’s practicing clinicians.

Within the QiG Group, we are utilizing a disciplined and diversified portfolio approach with three investment modes— market driven medical devices to be sold or licensed to an OEM partner, OEM driven medical device initiatives, and strategic equity investments in start-up companies. The QiG Group employs a disciplined and thorough process for evaluating these opportunities. A scorecard process is utilized to review and select the most strategically valuable ideas to pursue, taking into account a host of variables including the market opportunity, regulatory pathway and reimbursement; market need and market potential; intellectual property and projected financial return.

As a result of the investments we have made, we are able to provide our Implantable Medical customers with complete medical devices. This includes development through regulatory submissions, as well as manufacturing and supporting worldwide distribution. These medical devices are full product solutions that complement our OEM customers’ products and utilize the component expertise and capabilities residing within Greatbatch Medical. The benefits to our OEM customers include shortening the time to market for these devices by accelerating the velocity of innovation, optimizing their supply chain and ultimately providing them with cost efficiencies. Once the QiG Group designs and develops a medical device, it is manufactured by Greatbatch Medical.

ELECTROCHEM

Electrochem provides customized battery power and management systems, charging and docking stations, and power supplies to markets where safety, reliability, quality and durability are critical. We design customized primary (non-rechargeable) and secondary (rechargeable) battery solutions which are used in the portable medical, energy, military and environmental markets. Electrochem’s primary and secondary power solutions are used where failure is not an option.

Electrochem’s primary lithium power solutions, which include high, moderate and low rate non-rechargeable cell solutions, are utilized in extreme conditions and can withstand exceptionally high and low temperatures, sterilization, and high shock and vibration. Electrochem’s product designs incorporate protective circuitry, glass-to-metal hermetic seals, fuses and diodes to help ensure safe, durable and reliable power as devices are subjected to these harsh conditions. Our primary batteries are often used in remote and demanding environments, including down hole drilling tools, military communication devices, oceanographic buoys and more.

In addition to primary power solutions, Electrochem offers customized secondary or rechargeable battery packs, in a diverse range of chemistries for critical applications requiring rechargeable solutions. Rechargeable chemistries include lithium ion, lithium ion polymer, nickel metal hydride, nickel cadmium, lithium iron phosphate and sealed lead acid. Electrochem’s rechargeable battery packs include advanced electronics, smart charging and battery management systems and are used in critical and life-saving applications, including automated external defibrillators, ventilators, powered surgical instruments and portable oxygen concentrators, among others.

In 2012, Electrochem significantly grew its market position, particularly in the portable medical space. After acquiring Micro Power Electronics, Inc. in late 2011, Electrochem broadened its technical capabilities, expanded its geographic locations and expanded its market penetration with customers who require specialized portable power solutions for use in critical applications.

Gaining better access to the portable medical market was one of the main drivers behind our acquisition of Micro Power as it provides us with a significant opportunity for growth given its $400 million market size. Additionally, this market is benefiting from favorable market trends as patient care shifts from clinical settings to the home and as an aging population drives the need for lightweight and portable devices for patients and caregivers. These favorable trends are expected to allow this market to grow over 6% annually for the next several years, which is well above our legacy market growth rates. Finally, this market is also attractive to us given that it has long product life cycles that will provide stability and diversification to our revenue base.

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

RESEARCH AND DEVELOPMENT

Our position as a leading developer and manufacturer of components for IMDs and Electrochem batteries is largely the result of our long history of technological innovation. We invest substantial resources in research, development and engineering. Our scientists, engineers and technicians focus on improving existing products, expanding the use of our products and developing new products. In addition to our internal technology and product development efforts, we also engage outside research institutions for unique technology projects. In order to facilitate the development of new and improved medical devices, in 2008 we significantly increased our investments in research and development. Investments in medical device products, which are being facilitated through the QiG Group, totaled $33.9 million, $27.3 million and $21.9 million for 2012, 2011 and 2010, respectively. Further information regarding the QiG Group is set forth under the Implantable Medical segment description of this Item 1 and “Product Development” section of Item 7 of this report.

PATENTS AND PROPRIETARY TECHNOLOGY

We rely on a combination of patents, licenses, trade secrets and know-how to establish and protect our proprietary rights to our technologies and products. Often, several patents covering various aspects of the design protect a single product. We believe this provides broad protection of the inventions employed.

As of December 28, 2012, we have 541 active U.S. patents and 367 active foreign patents. We also have 307 U.S. and 286 foreign pending patent applications at various stages of approval. During the past three years, we have been granted 181 new U.S. patents, 77 of which were granted in 2012. As a result of the QiG Group’s efforts to develop complete medical devices, the amount of intellectual property being generated by the Company has accelerated. We currently have 159 pending patent applications and 57 patents have been granted to us relating to our medical devices.

We are also a party to several license agreements with third parties under which we have obtained, on varying terms, exclusive or non-exclusive rights to patents held by them. An example of these agreements is for the basic technology used in our wet tantalum capacitors, filtered feedthroughs, biomimetic coatings, safety needles and MRI compatible lead systems. We have also granted rights to our patents to others under license agreements.

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

The quality systems of our manufacturing facilities in Tijuana, Mexico, Plymouth, MN, Clarence, NY, Chaumont, France, Orvin, Switzerland, Ft. Wayne, IN, Indianapolis, IN, Beaverton, OR and Raynham, MA are certified under the ISO: 13485 quality system standard, which requires, among other things, an implemented quality system that applies to the design (where applicable) and manufacture of components, assemblies and finished medical devices, including component quality and supplier control. Along with ISO: 13485, the facilities (where applicable) are subject to regulation by numerous government bodies, including the Food and Drug Administration (“FDA”) and comparable international regulatory agencies in order to ship product worldwide.

At certain facilities, we are required to register with the FDA and as a result, we are subject to periodic inspection by the FDA for compliance with their Quality System Regulation (“QSR”) requirements. Compliance with applicable regulatory requirements is subject to continual review and is monitored through periodic inspections by the FDA. In the European Community, we are required to maintain certain ISO certifications in order to sell products, and we undergo periodic inspections by notified bodies to obtain and maintain these certifications. Maintaining these certifications gives us the ability to serve as a manufacturing partner to medical device manufacturers, which we believe will improve our competitive position. Our Plymouth, MN, Ft. Wayne, IN, Indianapolis, IN, Warsaw, IN, Orvin, Switzerland, Chaumont, France, Tijuana, Mexico, and Beaverton, OR facilities are registered with the FDA.

SALES AND MARKETING

Products from our Implantable Medical business are sold directly to our customers. In our Electrochem business, we utilize a combination of direct and indirect sales methods, depending on the particular product. In 2012, approximately 51% of our products were sold in the U.S. Sales outside the U.S. are primarily to customers whose corporate offices are located and headquartered in the U.S. Information regarding our sales by geographic area is set forth at Note 19 “Business Segment, Geographic and Concentration Risk Information” of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

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

Internal account executives support all activity and involve engineers and technology professionals in the sales process to address customer requests appropriately. For system and device solutions, we partner with our customers’ research, marketing, and clinical groups to jointly develop technology platforms in alignment with their product roadmaps and therapy needs.

Electrochem utilizes a direct and indirect selling model to OEMs. We have a small number of strategic partner organizations, which enable us to sell into markets where language or geographical barriers are present. We leverage our strategic account managers with appropriate support from engineering to design and sell product solutions into our targeted markets. Our strategic account managers and account executives are trained to assist our customers in selecting appropriate chemistries and configurations. We market our products and services through well-defined selling strategies and marketing campaigns that are customized for each of the industries we target.

Firm backlog orders at December 28, 2012 and December 30, 2011 were approximately $160 million and $191 million, respectively. The majority of the orders outstanding at December 28, 2012 are expected to be shipped within one year.

CUSTOMERS

Our Implantable Medical customers include large multi-national OEMs and their affiliated subsidiaries such as, in alphabetical order here and throughout this report, Biotronik, Boston Scientific, Johnson & Johnson, Medtronic, Smith & Nephew, Sorin Group, St. Jude Medical, Stryker and Zimmer. During 2012, 2011, and 2010, Boston Scientific, Johnson & Johnson, Medtronic and St. Jude Medical collectively accounted for 52%, 59% and 62% of our total sales, respectively. We have been successful in leveraging our diversified product line to further penetrate these customers and selling into more of their operating divisions, which cover the cardiac, neuromodulation, vascular and orthopaedic markets.

The nature and extent of our selling relationship with each OEM customer is different in terms of breadth of products purchased, selling prices, product volumes, ordering patterns and inventory management. For customers with long-term contracts, we have negotiated fixed pricing arrangements for pre-determined volume levels with pricing fixed at each level. In general, the higher the volume level, the lower the pricing. We have pricing arrangements with our customers that at times do not specify minimum order quantities. We recognize revenue when it is realized or realizable and earned. This occurs when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, the buyer is obligated to pay us (i.e. payment is not contingent on a future event), the risk of loss is transferred, there is no obligation of future performance, collectability is reasonably assured and the amount of future returns can reasonably be estimated. Those criteria are met at the time of shipment when title passes.

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

Our Electrochem customers are primarily companies involved in demanding markets where highly sophisticated power solutions needs exist, such as energy, portable medical, military and environmental. Some of our larger OEM customers include General Electric, Halliburton Company, Scripps Institution of Oceanography, Thales, Weatherford International and Zoll Medical Corp.

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

As discussed more fully in Item 1A “Risk Factors,” our business depends on a continuous supply of raw materials from a limited number of suppliers. If an unforeseen interruption of supply were to occur, we may be unable to obtain substitute sources for these raw materials on a timely basis or on terms acceptable to us, which could harm our ability to manufacture our products profitably or on time. Additionally, we may be unable to quickly establish additional or replacement suppliers for these materials as there are a limited number of worldwide suppliers.

COMPETITION

Existing and potential competitors in our Implantable Medical segment include leading IMD manufacturers such as Biotronik, Boston Scientific, Johnson & Johnson, Medtronic, Smith & Nephew, Sorin Group, St. Jude Medical, Stryker and Zimmer that currently have vertically integrated operations and may expand their vertical integration capability in the future. Competitors also include independent suppliers who typically specialize in one type of component. Competition for Electrochem varies and is dependent on the targeted industry. Our known non-vertically integrated competitors include the following:

Product Line	Competitors
Implantable Medical
Medical batteries	Eagle-Picher Quallion

Capacitors	Critical Medical Components

Feedthroughs	Alberox (subsidiary of The Morgan Crucible Co. PLC)

EMI filtering	AVX (subsidiary of Kyocera) Eurofarad

Enclosures	Heraeus Hudson National

Machined and molded components	Numerous

Value added assembly	Numerous

Catheters	Creganna Teleflex

Product Line	Competitors

Introducers	Pressure Products Theragenics (Galt) Merit Medical

Stimulation leads	Oscor

Orthopaedic trays, instruments and implants	Accelent Avalign Technologies IMDS Micropulse, Inc. Norwood Medical Orchid Sandvik Symmetry Paragon Tecomet

Electrochem
Primary Power Solutions	Tracer Technologies Engineered Power Saft Ultralife

Secondary Power Solutions	Totex Palladium ICC Nexergy Ultralife Saft

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

The Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act (collectively “Health Care Reform”) legislated broad-based changes to the U.S. health care system that could significantly impact our business operations and financial results, including higher or lower revenue, as well as higher employee medical costs and taxes. Health Care Reform imposes significant new taxes on medical device OEMs, which will result in a significant increase in the tax burden on our industry and which could have a material negative impact on our financial condition, results of operations and our cash flows. Other elements of Health Care Reform such as comparative effectiveness research, an independent payment advisory board, payment system reforms including shared savings pilots and other provisions could meaningfully change the way healthcare is developed and delivered, and may materially impact numerous aspects of our business, results of operations and financial condition. Many significant parts of Health Care Reform will be phased in over the next several years and require further guidance and clarification in the form of regulations. Management is currently evaluating the impact that the new medical device tax will have on our results from operations beginning in 2013, and has preliminarily estimated that it will reduce gross profit by $1.5 million to $2.5 million. This amount assumes that this tax applies to the first medical device sale in the U.S. and is based upon a wholesale price.

On August 22, 2012, the U.S. Securities and Exchange Commission (“SEC”) issued a rule under Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act requiring companies to publicly disclose their use of conflict minerals that originated in the Democratic Republic of the Congo (“DRC”) or an adjoining country. Under the adopted rule, issuers are required to conduct a “reasonable” due-diligence process to ascertain the source of conflict minerals, defined as tantalum, tin, gold or tungsten, that are necessary to the functionality or production of their manufactured or contracted to be manufactured products. Companies are required to provide this disclosure on a new form to be filed with the SEC called Form SD. Companies are required to file Form SD on May 31, 2014 for the 2013 calendar period and annually on May 31 every year thereafter. We anticipate additional, new compliance costs to be incurred since our Implantable Medical business utilizes all of the minerals specified in the rule, which we are unable to quantify at this time.

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

EMPLOYEES

The following table provides a breakdown of employees as of December 28, 2012:

Manufacturing – U.S.	1,662
General and administrative – U.S.	143
Sales and marketing – U.S.	57
Research, development and engineering – U.S.	264
Chaumont, France facility	231
Switzerland facilities	157
Tijuana, Mexico facility	796

Total	3,310

We also employ a number of temporary employees to assist us with various projects and service functions and address peaks in staff requirements. Our employees at our Chaumont, France and Tijuana, Mexico facilities are represented by a union. Approximately 128 and 226 positions at our Switzerland and France locations, respectively, are manufacturing in nature. The positions at our Tijuana, Mexico facility are primarily manufacturing. Approximately 25 positions were added as a result of our NeuroNexus acquisition of which approximately 9 positions are manufacturing and 9 positions are research, development and engineering in nature. We believe that we have a good relationship with our employees.

EXECUTIVE OFFICERS OF THE COMPANY

Information concerning our executive officers is presented below as of February 27, 2013. The officers’ terms of office run from year to year until the first meeting of the Board of Directors after our Annual Meeting of Stockholders, which meeting takes place immediately following our Annual Meeting of Stockholders, and until their successors are elected and qualified, except in the case of earlier death, retirement, resignation or removal.

Mauricio Arellano, age 46, is President of Greatbatch Medical and has served in that office since December 2010. He served as Senior Vice President and Business Leader of our Cardiac and Neurology Group from October 2008 until December 2010, Senior Vice President and Business Leader of our CRM and Neuromodulation Group from January 2008 to October 2008, Senior Vice President and Business Leader of our Medical Solutions Group from November 2006 to January 2008, and as Vice President of Greatbatch Mexico from January 2005 to November 2006. Mr. Arellano joined our Company in October 2003 as the Plant Manager of our former Carson City, NV facility. Prior to joining our Company, he served in a variety of human resources and operational roles with Tyco Healthcare – Especialidades Medicas Kenmex and with Sony de Tijuana Este.

Susan M. Bratton, age 56, is President of Electrochem and has served in that office since December 2012. She had served as Senior Vice President and Business Leader of Electrochem since January 2005. Ms. Bratton served as Vice President of Corporate Quality from March 2001 to January 2005, as General Manager of Electrochem from July 1998 to March 2001, and as Director of Procurement from June 1991 to July 1998. She has held various other positions with our Company since joining us in 1976.

Michael Dinkins, age 58, is Senior Vice President & Chief Financial Officer, and has served in that office since joining our Company in May 2012. From 2008 until May 2012, he was Executive Vice President and Chief Financial Officer of USI Insurance Services, an insurance intermediary company. From 2005 until 2008, he was Executive Vice President and Chief Financial Officer of Hilb Rogal & Hobbs Co., an insurance and risk management services company. Prior to that, Mr. Dinkins held senior positions at Guidant Corporation, Access Worldwide Communications, Cadmus Communications Group and General Electric Company.

Michelle Graham, age 46, is Senior Vice President for Human Resources, and has served in that office since joining our Company in December 2010. From 2005 until December 2010, she held a number of senior human resources positions at Bausch & Lomb, most recently as Vice President of Human Resources for its Global Vision Care division.

Thomas J. Hook, age 50, has served as our President & Chief Executive Officer since August 2006. Prior to August 2006, he was our Chief Operating Officer, a position he assumed upon joining our Company in September 2004. From August 2002 until September 2004, Mr. Hook was employed by CTI Molecular Imaging where he had served as President, CTI Solutions Group.

Daniel R. Kaiser, age 43, is Vice President & Chief Technology Officer. He was appointed to that position in March 2012. From December 2008 until March 2012, Mr. Kaiser held senior management roles in marketing and product development for both QiG Group and Greatbatch Medical. Prior to joining the Company in 2008, he held positions of progressive responsibility developing and commercializing technology as an adjunct faculty member at the University of Minnesota and with Medtronic, Inc. and Guidant Corporation.

Timothy G. McEvoy, age 55, is Vice President, General Counsel & Secretary, and has served in that office since joining our Company in February 2007. From 1992 until January 2007, he was employed in a variety of legal roles by Manufacturers and Traders Trust Company.

AVAILABLE INFORMATION

We make available free of charge through our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file those reports with, or furnish them to, the SEC. Our Internet address is www.greatbatch.com. The information contained on our website is not incorporated by reference in this annual report on Form 10-K and should not be considered a part of this report. These items may also be obtained free of charge by written request made to Christopher J. Thome, Assistant Corporate Controller – Reporting and Shared Services, Greatbatch, Inc., 10000 Wehrle Drive, Clarence, New York 14031.

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

You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or “variations” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially from those stated or implied by these forward-looking statements. In evaluating these statements and our prospects, you should carefully consider the factors set forth below. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary factors and to others contained throughout this report. We are under no duty to update any of the forward-looking statements after the date of this report or to conform these statements to actual results.

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

In 2012, Boston Scientific, Johnson & Johnson, Medtronic and St. Jude Medical, collectively accounted for approximately 52% of our revenues. Our supply agreements with these customers may not be renewed. Furthermore, many of our supply agreements do not contain minimum purchase level requirements and therefore there is no guaranteed source of revenue that we can depend upon under these agreements. The loss of any large customer or a reduction of business with that customer for any reason would harm our business, financial condition and results of operations.

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

If we are unable to successfully market our current or future products, our business will be harmed and our revenues and operating results will be adversely affected.

The market for our medical and commercial products has been growing in recent years. If the market for our products does not grow as forecasted by industry experts, our revenues could be less than expected. In addition, it is difficult to predict the rate at which the market for our products will grow or at which new and increased competition will result in market saturation. Slower growth in the cardiac and neuromodulation, orthopaedic, vascular, portable medical or energy markets in particular would negatively impact our revenues. In addition, we face the risk that our products will lose widespread market acceptance. Our customers may not continue to utilize the products we offer and a market may not develop for our future products.

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

Our business depends on a continuous supply of raw materials. The principal raw materials used in our business include lithium, iodine, gold, palladium, stainless steel, aluminum, cobalt chrome, tantalum, platinum, ruthenium, gallium trichloride, tantalum pellets, vanadium pentoxide, iridium, and titanium. The supply and price of these raw materials are susceptible to fluctuations due to transportation, government regulations, price controls, economic climate or other unforeseen circumstances. Increasing global demand for these raw materials has caused prices of these materials to increase significantly. In addition, there are a limited number of worldwide suppliers of several raw materials needed to manufacture our products. We may not be able to continue to procure raw materials critical to our business or to procure them at acceptable price levels.

In addition, we rely on third party manufacturers to supply many of our products and subcomponents. Manufacturing problems may occur with these and other outside sources, as a supplier may fail to develop and supply products and subcomponents to us on a timely basis, or may supply us with products and subcomponents that do not meet our quality, quantity and cost requirements. If any of these problems occur, we may be unable to obtain substitute sources for these products and subcomponents on a timely basis or on terms acceptable to us, which could harm our ability to manufacture our own products and components profitably or on time. In addition, to the extent the processes our suppliers use to manufacture products and subcomponents are proprietary, we may be unable to obtain comparable subcomponents from alternative suppliers.

We may never realize the full value of our intangible assets, which represent a significant portion of our total assets.

At December 28, 2012, we had $457.2 million of intangible assets, representing 51% of our total assets. These intangible assets consist primarily of goodwill, trademarks, tradenames, customer lists and patented technology arising from our acquisitions. Goodwill and other intangible assets with indefinite lives are not amortized, but are tested annually or upon the occurrence of certain events which indicate that the assets may be impaired. Definite lived intangible assets are amortized over their estimated useful lives and are tested for impairment upon the occurrence of certain events which indicate that the assets may be impaired. We may not receive the recorded value for our intangible assets if we sell or liquidate our business or assets. In addition, the significant amount of intangible assets increases the risk of a large charge to earnings in the event that the recoverability of these intangible assets is impaired. In the event of such a charge to earnings, the market price of our common stock could be affected. In addition, intangible assets with definite lives, which represent $87.3 million of our net intangible assets at December 28, 2012, will continue to be amortized. We incurred total amortization expenses relating to these intangible assets of $14.3 million in 2012. These expenses will reduce our future earnings or increase our future losses.

Quality problems with our products could harm our reputation for producing high quality products and erode our competitive advantage.

Our products are held to high quality and performance standards. In the event our products fail to meet these standards, our reputation could be harmed, which could damage our competitive advantage, cause us to lose customers and result in lower revenues.

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

We rely on a combination of patents, licenses, trade secrets and know-how to establish and protect our rights to our technologies and products. As of December 28, 2012, we held 541 active U.S. patents and 367 active foreign patents. However, the steps we have taken and will take in the future to protect our rights may not be adequate to deter misappropriation of our intellectual property. In addition to seeking formal patent protection whenever possible, we attempt to protect our proprietary rights and trade secrets by entering into confidentiality and non-compete agreements with employees, consultants and third parties with which we do business. However, these agreements may be breached and if breached, there may be no adequate remedy available to us and we may be unable to prevent the unauthorized disclosure or use of our technical knowledge, practices and/or procedures. If our trade secrets become known, we may lose our competitive advantages. Additionally, as patents and other intellectual property protection expire we may lose our competitive advantage.

If third parties infringe or misappropriate our patents or other proprietary rights, our business could be seriously harmed. We may be required to spend significant resources to monitor our intellectual property rights, or we may not be able to detect infringement of these rights and may lose our competitive advantages associated with our intellectual property rights before we do so. In addition, competitors may design around our technology or develop competing technologies that do not infringe on our proprietary rights.

We may be subject to intellectual property claims, which could be costly and time consuming and could divert our management from our business operations.

In producing our products, third parties may claim that we are infringing on their intellectual property rights, and we may be found to have infringed those intellectual property rights. We may be unaware of intellectual property rights of others that may be used in our technology and products. In addition, third parties may claim that our patents have been improperly granted and may seek to invalidate our existing or future patents. If any claim for invalidation prevailed, third parties may manufacture and sell products that compete with our products and our revenues from any related license agreements would decrease accordingly. We also typically do not receive significant indemnification from parties that license technology to us against third party claims of intellectual property infringement.

Any litigation or other challenges regarding our patents or other intellectual property could be costly and time consuming and could divert our management and key personnel from our business operations. The complexity of the technology involved in producing our products, and the uncertainty of intellectual property litigation increases these risks. Claims of intellectual property infringement may also require us to enter into costly royalty or license agreements. However, we may not be able to obtain royalty or license agreements on terms acceptable to us, or at all. We also may be made subject to significant damages or injunctions against development and sale of our products.

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

We may not realize the expected benefits from our cost savings and consolidation initiatives or those initiatives may have unintended consequences, which may harm our business or results of operations.

We have incurred significant charges related to various cost savings and consolidation efforts. These initiatives were undertaken to improve our operational effectiveness, efficiencies and profitability. Additional information regarding these initiatives is discussed in the “Cost Savings and Consolidation Efforts” section of Item 7 to this report. Cost reduction efforts under these initiatives include various cost and efficiency improvement measures such as, headcount reductions, the relocation of certain resources as well as administrative and functional activities, the closure of certain facilities, the transfer of certain production lines, the sale of certain non-strategic assets and other efforts to streamline our business, among other actions. These measures could yield unintended consequences, such as distraction of our management and employees, business disruption, disputes with customers, attrition beyond our planned reduction in workforce and reduced employee productivity. If any of these unintended consequences were to occur, they could negatively affect our business, sales, financial condition and results of operations. In addition, headcount reductions and customer disputes may subject us to the risk of litigation, which could result in substantial cost. Moreover, our expense reduction programs result in charges and expenses that impact our operating results. We cannot guarantee that these measures, or other expense reduction measures we take in the future, will result in the expected cost savings.

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

Our business involves complex manufacturing processes and hazardous materials that can be dangerous to our employees. Although we employ safety procedures in the design and operation of our facilities, there is a risk that an accident or death could occur. Any accident, such as a chemical spill or fire, could result in significant manufacturing delays or claims for damages resulting from injuries, which would harm our operations and financial condition. The potential liability resulting from any such accident or death, to the extent not covered by insurance, could harm our financial condition or operating results. Any disruption of operations at any of our facilities, and in particular our larger facilities, could harm our business.

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

Specific risks in connection with expanding into new products and markets include: longer product development cycles, the inability to transfer our quality standards and technology into new products, the failure to receive or delay in receipt of regulatory approval for new products or modifications to existing products, and the failure of our customers to accept the new or modified products.

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

Our international sales and operations are subject to a variety of market and financial risks and costs that could affect our profitability and operating results.

Our sales outside the U.S., which accounted for 49% of sales for 2012, and our operations in Mexico, Switzerland and France, are and will continue to be subject to a number of risks and potential costs, including:

•	changes in foreign economic conditions and/or regulatory requirements;

•	local product preferences and product requirements;

•	longer-term receivables than are typical in the U.S.;

•	difficulties in enforcing agreements through foreign legal systems;

•	less protection of intellectual property in some countries outside of the U.S.;

•	trade protection measures and import and export licensing requirements;

•	work force instability;

•	political and economic instability; and

•	complex tax and cash management issues.

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

To date, we have been able to access debt and equity financing that has allowed us to make investments in growth opportunities and fund working capital requirements. In addition, we enter into financial transactions to hedge certain risks, including foreign exchange and interest rate risk. Our continued access to capital markets, the stability of our lenders and their willingness to support our needs, and the stability of the parties to our financial transactions that hedge risks are essential for us to meet our current and long-term obligations, fund operations, and fund our strategic initiatives. An interruption in our access to external financing or financial transactions to hedge risk could affect our business prospects and financial condition.

Current domestic and international economic conditions could adversely affect our results of operations.

The global economic slowdown, including the European sovereign debt crisis, has caused extreme disruption in the financial markets, including severely diminished liquidity and credit availability. Our customers may experience financial difficulties or be unable to borrow money to fund their operations, which may adversely impact their ability or decision to purchase our products, or to pay for our products they do purchase on a timely basis, if at all. The strength and timing of any economic recovery remains uncertain, and we cannot predict to what extent the global economic slowdown and European sovereign debt crisis may negatively impact our selling prices, our net sales and our profit margins. In addition, current economic conditions may adversely affect our suppliers, leading them to experience financial difficulties or to be unable to borrow money to fund their operations, which could cause disruptions in our ability to produce our products.

The failure of our information technology systems to perform as anticipated could disrupt our business and affect our financial condition.

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

Risks Related To Our Industries

The healthcare industry is highly regulated and subject to various political, economic and regulatory changes that could increase our compliance costs and force us to modify how we develop and price our products.

The healthcare industry is highly regulated and is influenced by changing political, economic and regulatory factors. Several of our product lines are subject to international, federal, state and local health and safety, packaging and product content regulations. In addition, medical devices produced by our customers are subject to regulation by the FDA and similar governmental agencies. These regulations cover a wide variety of product activities from design and development to labeling, manufacturing, promotion, sales and distribution. Compliance with these regulations may be time consuming, burdensome and expensive and could negatively affect our customers’ abilities to sell their products, which in turn would affect our ability to sell our products. This may result in higher than anticipated costs or lower than anticipated revenues.

Furthermore, healthcare industry regulations are complex, change frequently and have tended to become more stringent over time. Federal and state legislatures have periodically considered programs to reform or amend the U.S. healthcare system at both the federal and state levels. In addition, these regulations may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates or otherwise change the environment in which healthcare industry participants operate. We may be required to incur significant expenses to comply with these regulations or remedy past violations of these regulations. Our failure to comply with applicable government regulations could also result in cessation of portions or all of our operations, impositions of fines and restrictions on our ability to carry on or expand our operations. In addition, because many of our products are sold into regulated industries, we must comply with additional regulations in marketing our products.

In response to perceived increases in health care costs in recent years, there have been and continue to be proposals by the Obama administration, members of Congress, state governments, regulators and third-party payors to control these costs and, more generally, to reform the U.S. healthcare system. Health Care Reform imposes significant new taxes on medical device manufacturers, which will result in a significant increase in the tax burden on our industry and which could have a material negative impact on our financial condition, results of operations and our cash flows. Other elements of Health Care Reform such as comparative effectiveness research, an independent payment advisory board, payment system reforms including shared savings pilots and other provisions could meaningfully change the way healthcare is developed and delivered, and may materially impact numerous aspects of our business, results of operations and financial condition. Management is currently evaluating the impact that the new medical device tax will have on our results from operations beginning in 2013, and has preliminarily estimated that it will reduce gross profit by $1.5 million to $2.5 million.

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

Sales of our Electrochem products depend upon the condition of the oil and gas industry. In the past, oil and natural gas prices have been volatile and the oil and gas exploration and production industry has been cyclical, and it is likely that oil and natural gas prices will continue to fluctuate in the future. The current and anticipated prices of oil and natural gas influence the oil and gas exploration and production business and are affected by a variety of political and economic factors, including worldwide demand for oil and natural gas, worldwide and domestic supplies of oil and natural gas, the ability of the Organization of Petroleum Exporting Countries (“OPEC”) to set and maintain production levels and pricing, the level of production of non-OPEC countries, the price and availability of alternative fuels, political stability in oil producing regions and the policies of the various governments regarding exploration and development of their oil and natural gas reserves. A change in the oil and gas exploration and production industry or a reduction in the exploration and production expenditures of oil and gas companies could cause our Electrochem revenues to decline.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table sets forth information about our principal facilities as of December 28, 2012:

Location	Sq. Ft.	Own/Lease	Principal Use
Alden, NY	125,000	Own	Medical battery and capacitor manufacturing
Ann Arbor, MI	9,970	Lease	Office and lab space for design engineering team
Beaverton, OR	62,200	Lease	Commercial battery manufacturing
Blaine, MN	32,400	Own	Medical device engineering
Chaumont, France	59,200	Own	Manufacturing of orthopaedic implants
Clarence, NY	117,800	Own	Corporate offices and RD&E
Clarence, NY	20,800	Own	Machining and assembly of components
Clarence, NY	18,600	Lease	Machining and assembly of components
Cleveland, OH	16,900	Lease	Office and lab space for design engineering team
Corgemont, Switzerland	34,400	Lease	Manufacturing of orthopaedic instruments
Fort Wayne, IN	81,000	Own	Manufacturing of orthopaedic instruments
Frisco, TX	9,241	Lease	Global headquarters – principal executive office
Indianapolis, IN	82,600	Own	Manufacturing of orthopaedic cases and trays
Minneapolis, MN	72,000	Own	Enclosure manufacturing and engineering
Orvin, Switzerland	40,400	Own	Manufacturing of orthopaedic instruments
Plymouth, MN	122,821	Lease	Introducers, catheters and leads manufacturing
Raynham, MA	81,000	Own	Commercial battery manufacturing and RD&E
Tijuana, Mexico	190,800	Lease	Feedthrough, catheters and orthopaedic instrument manufacturing and value-added assembly
Warsaw, IN	3,000	Lease	Orthopaedic rapid prototyping design center

In 2012, the Company completed construction of an orthopaedic manufacturing facility in Fort Wayne, IN and transferred manufacturing operations being performed at its Columbia City, IN location into this new facility. During 2012, the Company also transferred most major functions performed at its facilities in Orvin and Corgemont, Switzerland into its Fort Wayne, IN and Tijuana, Mexico facilities. Additionally, during 2012, the Company relocated its global headquarters to Frisco, TX. In the first quarter of 2013, the Company’s Corgemont, Switzerland facility lease was assumed by a third party in connection with its purchase of certain non-core orthopaedic product lines.

Near the end of 2011, the Company initiated plans to upgrade and expand its manufacturing infrastructure in order to support its medical device strategy. This includes the transfer of certain product lines to create additional capacity for the manufacture of medical devices, expansion of its Plymouth, MN and Tijuana, Mexico facilities, as well as the purchase of equipment to enable the production of medical devices. These initiatives are expected to be completed over the next year. Total capital investment under these initiatives is expected to be between $15 million and $20 million of which approximately $9.9 million has been expended to date.

ITEM 3.	LEGAL PROCEEDINGS

On December 21, 2012, our Electrochem subsidiary and several other unaffiliated parties were named as defendants in a personal injury and wrongful death action filed in the 113th Judicial District Court of Harris County, Texas. The complaint seeks damages alleging marketing defects and failure to warn, negligence and gross negligence relating to a product Electrochem manufactured and sold to a customer, one of the other named defendants, which, in turn, incorporated the Electrochem product into its own product which it sold to its customer, another named defendant. The cost of defense in this matter is the responsibility of Electrochem’s customer. Electrochem also has product liability insurance coverage. Electrochem has meritorious defenses and intends to vigorously defend the matter.

We are party to various legal actions arising in the normal course of business. A description of pending legal actions against the Company is set forth at Note 15 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements contained in Item 8 of this report. We do not believe that the ultimate resolution of any pending legal actions will have a material effect on our consolidated results of operations, financial position or cash flows. However, litigation is subject to inherent uncertainties and there can be no assurance that any pending legal action, which we currently believe to be immaterial, does not become material in the future.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “GB.” The following table sets forth information on the prices of our common stock as reported by the NYSE:

	High	Low	Close
2011
First Quarter	$26.92	$22.91	$26.12
Second Quarter	29.06	25.20	27.23
Third Quarter	28.33	18.55	20.01
Fourth Quarter	23.10	18.78	22.10
2012
First Quarter	$27.22	$21.35	$24.52
Second Quarter	24.82	20.29	22.71
Third Quarter	25.64	22.05	24.33
Fourth Quarter	25.33	21.08	22.89

As of February 27, 2013, there were approximately 130 record holders of the Company’s common stock. The Company stock account included in our 401(k) plan is considered one record holder for the purposes of this calculation. There is approximately 1,900 active and former employees’ holding Company stock in the 401(k) plan. We have not paid cash dividends and currently intend to retain any earnings to further develop and grow our business.

PERFORMANCE GRAPH

The following graph compares, for the five year period ended December 28, 2012, the cumulative total stockholder return for Greatbatch, Inc., the S&P SmallCap 600 Index, and the Hemscott Peer Group Index. The Hemscott Peer Group Index includes approximately 110 comparable companies included in the Hemscott Industry Group 520 Medical Instruments & Supplies and 521 Medical Appliances & Equipment. The graph assumes that $100 was invested on December 28, 2007 and assumes reinvestment of dividends. The stock price performance shown on the following graph is not necessarily indicative of future price performance:

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

	Years Ended
	Dec. 28,	Dec. 30,	Dec. 31,	Jan. 1,	Jan. 2,
	2012 (1)(2)	2011 (1)(2)	2010 (2)(3)	2010 (2)(3)	2009 (2)(4)
Statement of Operations Data:
Sales	$646,177	$568,822	$533,425	$521,821	$546,644
Net income (loss)	(4,799)	33,122	33,138	(9,001)	14,148
Earnings (loss) per share
Basic	$(0.20)	$1.42	$1.44	$(0.39)	$0.63
Diluted	(0.20)	1.40	1.40	(0.39)	0.62
Balance Sheet Data:
Working capital	$176,376	$170,907	$150,922	$119,926	$142,219
Total assets	889,875	881,347	776,976	830,543	848,033
Long-term obligations	317,258	320,015	289,560	317,575	379,890

(1)

On February 16, 2012, and on December 15, 2011, we acquired NeuroNexus Technologies, Inc., and Micro Power Electronics, Inc., respectively. This data includes the results of operations of these companies subsequent to their acquisition. Additional information is set forth in Note 2 “Acquisitions” of the Notes to Consolidated Financial Statements contained in Item 8 of this report. In 2011, the Company sold its cost method investment in IntElect Medical, Inc. This transaction resulted in a pre-tax gain of $4.5 million.

(2)

From 2008 to 2012, we recorded material charges in Other Operating Expenses, Net, primarily related to our cost savings and consolidation initiatives. Additional information is set forth in Note 13 “Other Operating Expenses, Net” of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

(3)

In 2009, we recorded a $34.5 million charge related to litigation involving Electrochem and a $15.9 million write-down of trademarks and tradenames. In 2010, we settled the Electrochem litigation which resulted in a $9.5 million gain. Additional information is set forth in Note 15 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

(4)

During 2008, we acquired P Medical Holding, SA (January 2008) and DePuy Orthopaedics’ Chaumont, France facility (February 2008). This data includes the results of operations of these companies subsequent to their acquisition. In connection with these acquisitions, we recorded charges in 2008 of $8.7 million related to inventory step-up amortization and the write-off of in-process research and development.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YOU SHOULD READ THE FOLLOWING DISCUSSION AND ANALYSIS OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS REPORT.

Our Business

•	Our business

•	Our acquisitions

•	Our customers

•	Strategic and financial overview

•	2013 financial guidance

•	Cost savings and consolidation efforts

•	Product development

•	Government regulation

Our Critical Accounting Estimates

•	Valuation of goodwill and other identifiable intangible assets

•	Stock-based compensation

•	Inventories

•	Tangible long-lived assets

•	Provision for income taxes

Our Financial Results

•	Results of operations table

•	Fiscal 2012 compared with fiscal 2011

•	Fiscal 2011 compared with fiscal 2010

•	Liquidity and capital resources

•	Off-balance sheet arrangements

•	Litigation

•	Contractual obligations

•	Inflation

•	Impact of recently issued accounting standards

Our Business

We operate our business in two reportable segments – Implantable Medical and Electrochem Solutions (“Electrochem”). The Company’s customers include large multi-national original equipment manufacturers (“OEMs”). The Implantable Medical segment is comprised of our Greatbatch Medical and QiG Group brands and designs and manufactures medical devices and components for the cardiac, neuromodulation, vascular and orthopaedic markets. The Implantable Medical segment offers complete medical devices including design, development, manufacturing, regulatory submission and supporting worldwide distribution, which is facilitated through the QiG Group and leverages the component technology of Greatbatch Medical. The devices designed and developed by the QiG Group are manufactured by Greatbatch Medical. The Implantable Medical segment also offers value-added assembly and design engineering services for its component products.

Electrochem provides industry-leading total power solutions for rechargeable and non-rechargeable battery power systems, charging and docking stations, and power supplies, for critical applications in the portable medical and energy markets, where safety, reliability, quality and innovation are critical. Electrochem’s product lines cover a number of highly-customized battery-powered applications in remote and demanding environments, including down hole drilling tools and in life-saving and life-enhancing applications, including automated external defibrillators, portable oxygen concentrators, ventilators and powered surgical tools, among others.

Our Acquisitions

On December 15, 2011, Electrochem acquired all of the outstanding stock of Micro Power Electronics, Inc. (“Micro Power”) headquartered in Beaverton, OR. Micro Power is a leading supplier of custom battery solutions, serving the portable medical, military and handheld automatic identification and data collection markets. Micro Power’s commercial portfolio is highly complementary to the products and services offered by Electrochem. The results of Micro Power were included in our Electrochem segment from the date of acquisition. The aggregate purchase price of Micro Power was $71.8 million, which we funded with cash on hand and $45 million borrowed under our revolving credit facility. Total assets acquired from Micro Power were $88.2 million. Total liabilities assumed from Micro Power were $16.4 million. For 2012, Micro Power added approximately $82.4 million to our revenue.

On February 16, 2012, Greatbatch purchased all of the outstanding common stock of NeuroNexus Technologies, Inc. (“NeuroNexus”) headquartered in Ann Arbor, MI. NeuroNexus is an active implantable medical device design firm specializing in developing and commercializing neural interface technology, components and systems for neuroscience and clinical markets. NeuroNexus has an extensive intellectual property portfolio, core technologies and capabilities to support the development and manufacturing of innovative neural interface devices across a wide range of functions including neuromodulation, sensing, optical stimulation and targeted drug delivery applications. The results of NeuroNexus were included in our Implantable Medical segment from the date of acquisition. The aggregate purchase price of NeuroNexus was $13.2 million, which we funded with cash on hand and $10 million borrowed under our revolving credit facility. Total assets acquired from NeuroNexus were $14.6 million. Total liabilities assumed from NeuroNexus were $1.4 million. For 2012, NeuroNexus added approximately $2.5 million to our revenue.

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

Our Implantable Medical customers include large multi-national OEMs, such as Biotronik, Boston Scientific, Johnson & Johnson, Medtronic, Smith & Nephew, Sorin Group, St. Jude Medical, Stryker and Zimmer. During 2012, Boston Scientific, Johnson & Johnson, Medtronic and St. Jude Medical collectively accounted for 52% of our total sales.

Our Electrochem customers are primarily companies involved in demanding markets where highly sophisticated power solutions needs exist, such as energy, portable medical, military and environmental. Some of our larger OEM customers include General Electric, Halliburton Company, Scripps Institution of Oceanography, Thales, Weatherford International and Zoll Medical Corp.

Strategic and Financial Overview

Since 2007, we have been implementing a strategy centered on continually strengthening three aspects of our business that can most affect profitable growth: our top line, our bottom line and our pipeline. This strategy includes three facets; growth in our core business, growth through acquisitions and growth through the development and commercialization of complete medical devices. As a result of this strategy, sales increased 14% for 2012 and 7% for 2011. Sales growth for 2012 and 2011 included the benefit from our acquisitions of $84.8 million and $2.5 million, respectively. Additionally, sales include the impact from foreign currency exchange rate fluctuations, which decreased 2012 sales by $6 million in comparison to 2011 and increased 2011 sales by $8 million in comparison to 2010. On a constant currency, organic basis sales were consistent from 2011 to 2012 and increased 5% from 2010 to 2011 as growth from our vascular and portable medical product lines more than offset the impact the declining cardiac rhythm management (“CRM”) market had on our cardiac and neuromodulation product line. Our portable medical product line is benefiting from new product introductions and market shift in patient care from clinical settings to the home, and an aging population, which is driving the need for lightweight and portable devices for patients and caregivers. Our vascular product line growth is being driven by growth in the underlying market, market share gains and the commercialization of our medical devices. Despite the declining CRM market, we were able to grow our cardiac business faster than the underlying market through innovation as well as deepening customer relationships. For 2013, we expect revenue, after adjusting for the sale of a portion of our orthopaedic product line, to organically grow 5-8% driven primarily by our portable medical, vascular and orthopaedic product lines along with above market growth in cardiac and neuromodulation.

Simultaneous with the initiation of our growth strategy, we began evolving our product offerings to include the development of complete medical devices in order to raise the growth and profitability profile of the Company. This medical device strategy is being facilitated through our QiG Group and leverages the component technology of Greatbatch Medical. More specifically, this strategy includes the development of a neuromodulation platform that can be used to support several devices most notably of which is our spinal cord stimulator for the treatment of chronic pain in the trunk and limbs, which we call Algostim. We currently expect to submit this device to regulatory authorities in the second half of 2013. Incremental investments in all of our medical device products, including Algostim, totaled $33.9 million, $27.3 million and $21.9 million for 2012, 2011 and 2010, respectively, and included charges to selling, general and administrative expenses (“SG&A”) and research, development and engineering, net (“RD&E”). As a result of this strategy, as well as our acquisitions, SG&A increased 12% during both 2012 and 2011 while RD&E increased 15% and 1%, respectively, for the same periods.

During the second half of 2012, we began a process to more fully optimize our research and development efforts. This included the reallocation of research and development resources to higher priority projects, the postponement of some research and development projects, and the decision to pursue various alternatives to monetize our existing non-core intellectual property and entering into more co-development arrangements with our customers. As a result, RD&E for the second half of 2012 was $3.7 million lower than the first half of 2012. These reductions are also expected to benefit 2013.

We have a longstanding history of operational excellence, which is one of our core competencies. As we move forward, investing in our operations will continue to be critical to the success of our growth and medical device strategies. Since 2007, we have invested substantial resources in integrating our acquisitions and streamlining our operations. This strategy continued during 2012 as we worked diligently to resolve the operational issues we were experiencing at our Swiss orthopaedic facilities, expanded our manufacturing infrastructure to support the commercialization of our medical devices and upgraded our global ERP system in order to support our future growth. As a result of these initiatives, our other operating expense totaled $47.5 million over the last three years, $42.3 million of which was incurred during 2012. These expenses are expected to be reduced significantly in 2013 and to range from $6.7 million to $8.2 million, which will improve the overall earnings of Greatbatch. While we continually identify and implement cost improvement initiatives, we have now completed all of our major plant consolidations, which began in 2007, so our leadership team can focus on achieving sustainable organic growth to leverage our available capacity.

We prepare our consolidated financial statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Additionally, we consistently report and discuss in our quarterly earnings releases and investor presentations adjusted operating income and margin, adjusted net income and adjusted earnings per diluted share, which are non-GAAP measures. These adjusted amounts consist of GAAP amounts and, to the extent occurring during a period, excludes (i) acquisition-related charges, (ii) facility consolidation, optimization, manufacturing transfer and system integration charges, (iii) asset write-down and disposition charges, (iv) severance charges in connection with corporate realignments or a reduction in force (v) litigation charges and gains, (vi) the impact of non-cash charges to interest expense due to the accounting change governing convertible debt, (vii) unusual or infrequently occurring items, (viii) certain RD&E expenditures, such as design verification testing (“DVT”) expenses incurred in connection with the development of our neuromodulation platform, (ix) gain/loss on the sale of investments, (x) the income tax (benefit) related to these adjustments and (xi) certain tax charges related to the consolidation of our Swiss Orthopaedic facility. We believe that reporting these amounts provides important supplemental information to our investors and creditors seeking to understand the financial and business trends relating to our financial condition and results of operations. Additionally, the performance based compensation of our executive management is determined utilizing these adjusted amounts.

A reconciliation of GAAP operating income (loss) to adjusted amounts is as follows (dollars in thousands):

	Implantable Medical		Electrochem		Unallocated		Total
	Dec. 28,	Dec. 30,	Dec. 28,	Dec. 30,	Dec. 28,	Dec. 30,	Dec. 28,	Dec. 30,
	2012	2011	2012	2011	2012	2011	2012	2011
Total sales	$483,165	$489,065	$163,012	$79,757	$—	$—	$646,177	$568,822

Operating income (loss) as reported	$24,908	$62,461	$21,631	$14,965	$(20,718)	$(15,727)	$25,821	$61,699
Adjustments:
Inventory step-up amortization (COS)	—	—	532	177	—	—	532	177
Medical device DVT expenses (RD&E)	5,190	5,133	—	—	—	—	5,190	5,133
Consolidation and optimization costs	34,378	425	—	—	4,670	—	39,048	425
Integration expenses	167	—	1,287	—	6	—	1,460	—
Asset dispositions, severance and other	247	51	883	117	708	—	1,838	168

Adjusted operating income (loss)	$64,890	$68,070	$24,333	$15,259	$(15,334)	$(15,727)	$73,889	$67,602

Adjusted operating margin	13.4%	13.9%	14.9%	19.1%	N/A	N/A	11.4%	11.9%
Medical device related adjusted expenses (excluding DVT)	$28,453	$22,080	$—	$—	$—	$—	$28,453	$22,080

Adjusted operating income excluding medical device initiatives	$93,343	$90,150	$24,333	$15,259	$(15,334)	$(15,727)	$102,342	$89,682

Adjusted operating margin excluding medical device initiatives	19.3%	18.4%	14.9%	19.1%	N/A	N/A	15.8%	15.8%

	Implantable Medical		Electrochem		Unallocated		Total
	Dec. 30,	Dec. 31,	Dec. 30,	Dec. 31,	Dec. 30,	Dec. 31,	Dec. 30,	Dec. 31,
	2011	2010	2011	2010	2011	2010	2011	2010
Total sales	$489,065	$460,269	$79,757	$73,156	$—	$—	$568,822	$533,425

Operating income (loss) as reported	$62,461	$62,477	$14,965	$22,195	$(15,727)	$(15,678)	$61,699	$68,994
Adjustments:
Inventory step-up amortization (COS)	—	—	177	—	—	—	177	—
Executive death benefits (SG&A)	—	885	—	—	—	—	—	885
Medical device DVT expenses (RD&E)	5,133	—	—	—	—	—	5,133	—
Electrochem litigation gain	—	—	—	(9,500)	—	—	—	(9,500)
Consolidation and optimization costs	425	573	—	1,000	—	—	425	1,573
Integration expenses	—	(4)	—	—	—	46	—	42
Asset dispositions, severance and other	51	2,517	117	100	—	326	168	2,943

Adjusted operating income (loss)	$68,070	$66,448	$15,259	$13,795	$(15,727)	$(15,306)	$67,602	$64,937

Adjusted operating margin	13.9%	14.4%	19.1%	18.9%	N/A	N/A	11.9%	12.2%
Medical device related adjusted expenses (excluding DVT)	$22,080	$21,878	$—	$—	$—	$—	$22,080	$21,878

Adjusted operating income excluding medical device initiatives	$90,150	$88,326	$15,259	$13,795	$(15,727)	$(15,306)	$89,682	$86,815

Adjusted operating margin excluding medical device initiatives	18.4%	19.2%	19.1%	18.9%	N/A	N/A	15.8%	16.3%

GAAP operating income for 2012 was $25.8 million compared to $61.7 million for 2011 and $69.0 million for 2010. These decreases were primarily due to the costs incurred in connection with our medical device and consolidation and productivity initiatives discussed above, as well as the litigation settlement gain recorded in 2010. Adjusted operating income, which excludes these items, was $73.9 million for 2012, compared to $67.6 million for 2011 and $64.9 million for 2010. This represents an increase of 9% for 2012 and 4% for 2011 as the Company continues to leverage its operating infrastructure and is beginning to see the benefits of its productivity and consolidation initiatives.

Beginning in 2012, we are showing adjusted operating income excluding the incremental costs from our medical device initiatives. This information is provided in order to enhance the reader’s understanding of our core business, which is being impacted by these medical device investments and has not meaningfully impacted our revenue or gross margins. Sales of complete medical devices developed under the Greatbatch name were $6.6 million during 2012 compared to $4.5 million for 2011, an increase of 47%.

A reconciliation of GAAP net income (loss) and diluted earnings (loss) per share (“EPS”) to adjusted amounts is as follows (in thousands, except per share amounts):

	Year Ended
	December 28, 2012		December 30, 2011		December 31, 2010
	Net Income (Loss)	Impact Per Diluted Share	Net Income (Loss)	Impact Per Diluted Share	Net Income (Loss)	Impact Per Diluted Share
Net income (loss) as reported	$(4,799)	$(0.20)	$33,122	$1.40	$33,138	$1.40
Adjustments:(a)
Inventory step-up amortization (COS)	346	0.01	115	—	—	—
Executive death benefits (SG&A)	—	—	—	—	575	0.02
Medical device DVT expenses (RD&E)	3,374	0.14	3,336	0.14	—	—
Electrochem litigation gain	—	—	—	—	(6,175)	(0.26)
Consolidation and optimization costs	28,934	1.21	276	0.01	1,022	0.04
Integration expenses	949	0.04	—	—	27	—
Asset dispositions, severance and other	1,186	0.05	109	—	1,913	0.08
(Gain) loss on cost and equity method investments, net(b )	69	—	(2,751)	(0.12)	98	—
CSN conversion option discount amortization(c )	6,234	0.26	5,515	0.23	5,119	0.22
Swiss tax impact(d)	6,190	0.26	—	—	—	—

Adjusted net income and diluted EPS(e)	$42,483	$1.77	$39,722	$1.68	$35,718	$1.51

Adjusted diluted weighted average shares (f)	23,947		23,636		23,802

(a)	Net of tax amounts computed using the applicable U.S. and foreign statutory tax rates of 35% and 22.5%, respectively, for items incurred in those geographic locations.
(b)	Pre-tax amount is a loss of $106 thousand, gain of $4.2 million and loss of $150 thousand for 2012, 2011 and 2010, respectively.
(c)	Pre-tax amount is $9.6 million, $8.5 million and $7.9 million for 2012, 2011 and 2010, respectively.
(d)	Relates to the loss of our Swiss tax holiday due to our decision to transfer manufacturing out of Switzerland, as well as the establishment of a valuation allowance on our Swiss deferred tax assets as it is more likely than not that they will not be fully realized.
(e)	The per share data in this table has been rounded to the nearest $0.01 and therefore may not sum to the total.
(f)	Adjusted diluted weighted average shares for 2012 include 363 thousand shares of dilution related to outstanding stock incentive awards that were not dilutive for GAAP diluted EPS purposes.

GAAP net income (loss) and diluted EPS include the impact of costs incurred in connection with our medical device and consolidation and productivity initiatives, as well as the litigation settlement gain recorded in 2010. Excluding these items, adjusted diluted EPS increased 5% in 2012 and 11% in 2011. In aggregate we estimate that our Swiss operational issues had a negative $0.16 per share of adjusted diluted earnings impact for 2012.

For 2013, we expect our performance to improve as we progress through the year, as the first quarter of 2013 will be impacted by the startup of our recently transferred orthopaedic production lines. The second half of the year is expected to improve as the orthopaedic backlog is relieved and new product introductions in our portable medical business commercialize. As a result of our consolidation initiatives and refocused medical device RD&E investment, we expect improved performance each quarter when compared to the prior year and expect to achieve adjusted diluted EPS growth of 7-13% for 2013.

2013 Financial Guidance

For 2013, we estimate annual revenue growth rates for our product lines as follows:

Product Line	Estimated 2013 Annual Growth Rate (%)	2013 Estimated Revenue (millions)
Cardiac & Neuromodulation	0% - 2%	$309 - $315
Vascular	7% - 13%	$55 - $59
Orthopaedic(1)	(5%) - 0%	$116 - $122
Portable Medical	15% - 20%	$94 - $98
Energy & Other	6%	$86 - $86

Total Sales(1)	2% - 5%	$660 - $680

(1)	Organic revenue growth for orthopaedic product line is 8%—14% due to disposition of approximately $15 million of non-core product lines at the end of 2012. Total consolidated organic revenue growth is expected to be 5%—8%.

Adjusted Operating Income as a % of Sales	12.0% - 12.5%
Adjusted Diluted EPS	$1.90 - $2.00

Adjusted operating income for 2013 is expected to consist of GAAP operating income minus non-recurring, unusual or infrequently occurring items such as acquisition, consolidation and integration charges, certain RD&E expenditures and asset disposition/write-down charges, totaling approximately $11.5 million to $14.0 million. This range has been significantly reduced from the 2012 level as we have essentially completed our current productivity and consolidation initiatives. Included in the above range are residual DVT costs in the range of $4.8 to $5.8 million to complete our Algostim project.

Cost Savings and Consolidation Efforts

In 2012, 2011 and 2010, we recorded charges in Other Operating Expenses, Net related to cost savings and consolidation efforts. These initiatives were undertaken to improve our operational efficiencies and profitability. Additional information regarding the timing, cash flow impact and amount of future expenditures is set forth in Note 13 “Other Operating Expenses, Net” of the Notes to the Consolidated Financial Statements contained in Item 8 of this report, as well as the “Liquidity and Capital Resources” section of this Item.

Over the last two years, we have been implementing a multi-faceted plan to further enhance, optimize and leverage our orthopaedics operations. This plan includes the construction of an orthopaedic manufacturing facility in Fort Wayne, IN, updating our Indianapolis, IN facility to streamline operations, increase capacity, and further expand capabilities, and the transfer of most major functions currently performed at our facilities in Orvin and Corgemont, Switzerland into our Fort Wayne, IN and Tijuana, Mexico facilities. The total capital investment expected for these initiatives is between $25 million and $35 million, of which $21 million has been expended to date. Total expense expected to be incurred for these initiatives is between $30 million and $36 million, of which $33.1 million has been incurred to date.

Near the end of 2011, we initiated plans to optimize and expand our manufacturing infrastructure in order to support our medical device strategy. This included the transfer of certain product lines to lower cost facilities, expansion of two of our existing facilities, as well as the purchase of equipment to create additional capacity for the manufacture of medical devices and create additional cost savings. Total capital investment under these initiatives is expected to be between $15 million to $20 million of which approximately $9.9 million has been expended to date. Total expenses expected to be incurred on these projects is between $2 million to $3 million of which $1.5 million has been incurred to date.

These orthopaedic and medical device initiatives are expected to be completed over the next year and are expected to generate approximately $10 million to $15 million of annual cost savings and increase our capacity in order to support our growth and the manufacturing of complete medical devices.

In 2011, we initiated plans to upgrade our existing global ERP system. This initiative is expected to be completed over the next year. Total capital investment under this initiative is expected to be approximately $4 million to $5 million of which approximately $3.0 million has been expended to date. Total expenses expected to be incurred on this initiative is between $5 million to $7 million of which $5.0 million has been incurred to date.

Product Development

Implantable Medical—As a result of the investments we have made, we are able to provide our Implantable Medical customers with complete medical devices. This medical device strategy is being facilitated through the QiG Group and includes strategic equity investments and medical devices developed independently as well as in conjunction with our OEM partners. Today we have four medical devices that we are independently working on that are in various stages of development. While we do not intend to discuss each of these projects individually each quarter, we will discuss significant milestones as they occur. Some of the medical device projects that we currently are working on include:

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

During 2012, Greatbatch Medical observed manufacturing irregularities during inspection of its bi-directional guiding sheath. This problem was identified after implementing a new inspection tool for use in performing inspections. As a result, Greatbatch Medical decided to perform a field action on this product in late 2012. Revenue on this product, which totaled $3.0 million in 2012, is expected to be temporarily delayed until the second half of 2013.

Neuromodulation portfolio – With regards to Algostim, our spinal cord stimulator for the treatment of chronic pain in the trunk and limbs, we continue to make strong technical progress on the development of this device and continue to retire critical milestones needed for program completion and the ultimate submission to regulatory authorities, which we expect in the second half of 2013. Additionally, we continue to receive strong interest from numerous world-class medical device companies, who appreciate the unique opportunity to market and distribute Algostim to interventional pain physicians, neurosurgeons and orthopaedic spine surgeons around the world. We believe Algostim’s unique features and benefits will allow the right commercial partner to capture significant market share in today’s $1.3 billion spinal cord stimulation market, which continues to see double digit market growth. We look forward to sharing more details regarding Algostim and our commercial partner progress at our next investor day in March 2013.

Approximately $0.5 million of the NeuroNexus purchase price in February 2012 was allocated to the estimated fair value of acquired in process research and development (“IPR&D”). These projects are expected to generate cash flows but have not yet reached technological feasibility, and thus were classified as an indefinite-lived intangible asset until the completion or abandonment of the associated projects. The value assigned to IPR&D related to the development of micro-electrodes for deep brain mapping and electrocorticography. There have been no significant changes from our original estimates with regards to these projects.

Electrochem—Electrochem continues to win new customers, new applications and next generation products. Our core competencies enable us to be well-positioned to win existing share and additional new product introductions based on our experience in packaging solutions, our customer relationships, our investment in technology and facilities, our capacity to service our customers, and our legacy of delivering highly reliable and innovative solutions to the medical marketplace.

The growth in Electrochem is being driven by successful product launches into the higher growth, higher value portable medical market. Gaining better access to this attractive market was one of the main drivers behind our acquisition of Micro Power as it provides us with a significant opportunity for growth given its $400 million market size.

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

Government Regulation

The Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act (collectively “Health Care Reform”) legislated broad-based changes to the U.S. health care system that could significantly impact our business operations and financial results, including higher or lower revenue, as well as higher employee medical costs and taxes. Health Care Reform imposes significant new taxes on medical device OEMs, which will result in a significant increase in the tax burden on our industry and which could have a material negative impact on our financial condition, results of operations and our cash flows. Other elements of Health Care Reform such as comparative effectiveness research, an independent payment advisory board, payment system reforms including shared savings pilots and other provisions could meaningfully change the way healthcare is developed and delivered, and may materially impact numerous aspects of our business, results of operations and financial condition. Many significant parts of Health Care Reform will be phased in over the next several years and require further guidance and clarification in the form of regulations. Management is currently evaluating the impact that the new medical device tax will have on our results from operations beginning in 2013, and has preliminarily estimated that it will reduce gross profit by $1.5 million to $2.5 million. This amount assumes that this tax applies to the first medical device sale in the U.S. and is based upon a wholesale price.

On August 22, 2012, the U.S. Securities and Exchange Commission (“SEC”) issued a rule under Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act requiring companies to publicly disclose their use of conflict minerals that originated in the Democratic Republic of the Congo (“DRC”) or an adjoining country. Under the adopted rule, issuers are required to conduct a “reasonable” due-diligence process to ascertain the source of conflict minerals, defined as tantalum, tin, gold or tungsten, that are necessary to the functionality or production of their manufactured or contracted to be manufactured products. Companies are required to provide this disclosure on a new form to be filed with the SEC called Form SD. Companies are required to file Form SD on May 31, 2014 for the 2013 calendar period and annually on May 31 every year thereafter. We anticipate additional, new compliance costs to be incurred since our Implantable Medical business utilizes all of the minerals specified in the rule, which we are unable to quantify at this time.

Our Critical Accounting Estimates

The preparation of our consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our consolidated financial statements. Management considers an accounting estimate to be critical if (1) it requires assumptions to be made that were uncertain at the time the estimate was made; and (2) changes in the estimate or different estimates that could have been selected could have a material impact on our consolidated results of operations, financial position or cash flows. Our most critical accounting estimates are described below. We also have other policies that we consider key accounting policies, such as our policies for revenue recognition; however, these policies do not meet the definition of critical accounting estimates, because they do not generally require us to make estimates or judgments that are difficult or subjective.

Valuation of goodwill and other identifiable intangible assets

When we acquire a company, we allocate the purchase price to the tangible and intangible assets we acquire and liabilities we assume based on their fair value at the date of acquisition. Some of our intangible assets are considered non-amortizing intangible assets as they are expected to generate cash flows indefinitely. Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Indefinite-lived intangibles and goodwill are not amortized but are required to be assessed for impairment on an annual basis or more frequent if certain indicators are present. Definite-lived intangible assets are amortized over their estimated useful lives and are assessed for impairment if certain indicators are present.

Assumptions/Approach Used

We base the fair value of identifiable tangible and intangible assets on detailed valuations that use information and assumptions provided by management. The fair values of the assets acquired are determined using one of three valuation approaches: market, income or cost. The selection of a particular method depends on the reliability of available data and the nature of the asset. The market approach values the asset based on available market pricing for comparable assets. The income approach values the asset based on the present value of risk adjusted cash flows projected to be generated by that asset. The projected cash flows for each asset considers multiple factors, including current revenue from existing customers, attrition trends, reasonable contract renewal assumptions from the perspective of a marketplace participant, and expected profit margins giving consideration to historical and expected margins. The cost approach values the asset by determining the current cost of replacing that asset with another of equivalent economic utility. The cost to replace the asset reflects the estimated reproduction or replacement cost, less an allowance for loss in value due to depreciation or obsolescence, with specific consideration given to economic obsolescence if indicated.

We perform an annual review on the last day of each fiscal year, or more frequently if indicators of potential impairment exist, to determine if the recorded goodwill and other indefinite-lived intangible assets are impaired. We assess goodwill for impairment by comparing the fair value of our reporting units to their carrying value to determine if there is potential impairment. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the goodwill within the reporting unit is less than its carrying value. Fair values for reporting units are determined based on the income and market approaches. Indefinite-lived intangible assets are evaluated for impairment by using the income approach. Definite-lived intangible assets are reviewed at least quarterly to determine if any conditions exist or a change in circumstances has occurred that would indicate impairment or a change in their remaining useful life.

We do not believe that the indefinite-lived intangible assets or goodwill allocated to our Implantable Medical or Electrochem segments are at risk of failing step one of future annual impairment tests unless operating conditions significantly deteriorate, given the significant amount that our estimated fair value for these assets was in excess of their respective book values as of December 28, 2012, or if there is a change in our reporting units.

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

We make certain estimates and assumptions that affect the expected future cash flows of our reporting units for our goodwill impairment testing. These include discount rates, terminal values and projections of future revenues and expenses. Significant changes in these estimates and assumptions could create future impairment losses to our goodwill. The assumptions used in our 2012 impairment test incorporate the information disclosed in “2013 Financial Guidance” of this section as well as other forward-looking statements made in this Management Discussion and Analysis of Financial Condition and Results of Operations section.

For our indefinite-lived intangible assets, we make estimates of royalty rates, future revenues and discount rates. Significant changes in these estimates could create future impairments of these assets.

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

The way the Company’s management allocates resources and evaluates its businesses determines the reporting unit level which goodwill is tested for impairment. Significant changes to these reporting units could create future impairments of goodwill.

As of December 28, 2012, we have $457.2 million of intangible assets recorded on our consolidated balance sheet representing 51% of total assets. This includes $87.3 million of amortizing intangible assets, $20.8 million of indefinite-lived intangible assets and $349.0 million of goodwill. A 1% change in the amortization of our intangible assets would change 2012 net income (loss) by approximately $0.09 million, or approximately $0.004 per diluted share.

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

Assumptions/Approach Used

We utilize the Black-Scholes Option Pricing Model to determine the fair value of stock options. We are required to make certain assumptions with respect to selected Black-Scholes model inputs, including expected volatility, expected life, expected dividend yield and the risk-free interest rate. Expected volatility is based on the historical volatility of our stock over the most recent period commensurate with the estimated expected life of the stock options. The expected life of stock options granted, which represents the period of time that the stock options are expected to be outstanding, is based, primarily, on historical data. The expected dividend yield is based on our history and expectation of dividend payouts. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period commensurate with the estimated expected life.

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

Stock-based compensation expense is recorded for those awards that are expected to vest, as well as market and nonmarket performance award considerations. Forfeiture estimates for determining appropriate stock-based compensation expense are estimated at the time of grant based on historical experience and demographic characteristics. Revisions are made to those estimates in subsequent periods if actual forfeitures differ from estimated forfeitures.

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

A 1% change in our stock-based compensation expense would change 2012 net income (loss) by approximately $0.07 million, or approximately $0.003 per diluted share.

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

Effect of Variation of Key Assumptions Used

Variations in methods or assumptions could have a material impact on our results. If our demand forecast for specific products is greater than actual demand and we fail to reduce manufacturing output accordingly, we could be required to record additional inventory write-downs or expense a greater amount of overhead costs, which would have a negative impact on our net income. As of December 28, 2012, we have $106.6 million of inventory recorded on our consolidated balance sheet representing 12% of total assets. A 1% write-down of our inventory would change 2012 net income (loss) by approximately $0.7 million, or approximately $0.03 per diluted share.

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

Effect of Variation of Key Assumptions Used

Estimation of the cash flows and useful lives of tangible assets that are long-lived requires significant management judgment. Events could occur that would materially affect our estimates and assumptions. Unforeseen changes in operations or technology could substantially alter the assumptions regarding the ability to realize the return of our investment in long-lived assets or the useful lives. Also, as we make manufacturing process conversions and other facility consolidation decisions, we must make subjective judgments regarding the remaining cash flows and useful lives of our assets, primarily manufacturing equipment and buildings. Significant changes in these estimates and assumptions could change the amount of future depreciation expense or could create future impairments of these long-lived assets (asset groups).

As of December 28, 2012 we have $150.9 million of tangible long-lived assets recorded on our consolidated balance sheet representing 17% of total assets. A 1% write-down in our tangible long-lived assets would change 2012 net income (loss) by approximately $1.0 million, or approximately $0.04 per diluted share.

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

Assumptions/Approach Used

In recording the provision for income taxes, management must estimate the future tax rates applicable to the reversal of temporary differences based upon the timing of expected reversal. Also, estimates are made as to whether taxable operating income in future periods will be sufficient to fully recognize any gross deferred tax assets. If recovery is not likely, we must increase our provision for income taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. Alternatively, we may make estimates about the potential usage of deferred tax assets that decrease our valuation allowances.

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

Effect of Variation of Key Assumptions Used

Changes could occur that would materially affect our estimates and assumptions regarding deferred taxes. Changes in current tax laws and tax rates could affect the valuation of deferred tax assets and liabilities, thereby changing the income tax provision. Also, significant declines in taxable income could materially impact the realizable value of deferred tax assets. At December 28, 2012, we had $38.5 million of gross deferred tax assets on our consolidated balance sheet and a valuation allowance of $12.8 million has been established for certain deferred tax assets as it is more likely than not that they will not be realized. A 1% change in the effective tax rate would impact the current year provision for income taxes by $0.07 million, and 2012 diluted earnings (loss) per share by $0.003 per diluted share.

Our Financial Results

We utilize a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31st. Fiscal years 2012, 2011 and 2010 ended on December 28, 2012, December 30, 2011 and December 31, 2010, respectively. Fiscal years 2012, 2011 and 2010 all contained fifty-two weeks.

Results of Operations Table

	Year Ended			2012 vs. 2011		2011 vs. 2010
	Dec. 28,	Dec. 30,	Dec. 31,	$	%	$	%
	2012	2011	2010	Change	Change	Change	Change
Dollars in thousands, except per share data
Implantable Medical Sales
Cardiac/Neuromodulation	$309,124	$303,690	$303,521	$5,434	2%	$169	0%
Vascular	51,980	45,098	38,000	6,882	15%	7,098	19%
Orthopaedic	122,061	140,277	118,748	(18,216)	-13%	21,529	18%

Total Implantable Medical	483,165	489,065	460,269	(5,900)	-1%	28,796	6%
Electrochem Sales
Portable medical	81,659	9,609	8,432	72,050	NA	1,177	14%
Energy/Environmental	67,046	58,934	54,668	8,112	14%	4,266	8%
Other	14,307	11,214	10,056	3,093	28%	1,158	12%

Total Electrochem	163,012	79,757	73,156	83,255	104%	6,601	9%

Total sales	646,177	568,822	533,425	77,355	14%	35,397	7%
Cost of sales	444,528	388,469	359,844	56,059	14%	28,625	8%

Gross profit	201,649	180,353	173,581	21,296	12%	6,772	4%
Gross profit as a % of sales	31.2%	31.7%	32.5%
Selling, general and administrative expenses (SG&A)	80,992	72,548	64,510	8,444	12%	8,038	12%
SG&A as a % of sales	12.5%	12.8%	12.1%
Research, development and engineering costs, net (RD&E)	52,490	45,513	45,019	6,977	15%	494	1%
RD&E as a % of sales	8.1%	8.0%	8.4%
Electrochem litigation gain	—	—	(9,500)	—	NA	9,500	-100%
Other operating expenses, net	42,346	593	4,558	41,753	NA	(3,965)	-87%

Operating income	25,821	61,699	68,994	(35,878)	-58%	(7,295)	-11%
Operating margin	4.0%	10.8%	12.9%
Interest expense	18,055	16,928	18,519	1,127	7%	(1,591)	-9%
Interest income	(1)	(21)	(10)	20	-95%	(11)	110%
(Gain) loss on cost and equity method investments, net	106	(4,232)	150	4,338	-103%	(4,382)	NA
Other expense, net	931	632	1,010	299	47%	(378)	-37%
Provision for income taxes	11,529	15,270	16,187	(3,741)	-24%	(917)	-6%
Effective tax rate	171.3%	31.6%	32.8%

Net income (loss)	$(4,799)	$33,122	$33,138	$(37,921)	-114%	$(16)	0%

Net margin	-0.7%	5.8%	6.2%
Diluted earnings (loss) per share	$(0.20)	$1.40	$1.40	$(2)	-114%	$—	0%

Fiscal 2012 Compared with Fiscal 2011

Sales

Changes to sales by major product lines were as follows (in thousands):

	Year Ended		2012 vs. 2011
	December 28,	December 30,	$	%
	2012	2011	Change	Change
Sales:
Implantable Medical
Cardiac/Neuromodulation	$309,124	$303,690	$5,434	2%
Vascular	51,980	45,098	6,882	15%
Orthopaedic	122,061	140,277	(18,216)	-13%

Total Implantable Medical	483,165	489,065	(5,900)	-1%
Portable Medical	81,659	9,609	72,050	N/A
Energy/Environmental	67,046	58,934	8,112	14%
Other	14,307	11,214	3,093	28%

Electrochem	163,012	79,757	83,255	104%

Total sales	$646,177	$568,822	$77,355	14%

Implantable Medical – For 2012, our cardiac/neuromodulation sales increased 2% to $309.1 million which exceeded our expectations. During 2012, cardiac and neuromodulation sales benefited from further adoption of our Q series batteries partially offset by the timing of customer inventory builds and product launches between 2011 and 2012. Management remains cautiously optimistic over the short-term prospects of this product line given the continued ongoing challenges surrounding some of our key cardiac customers. It is important to note that our visibility to customer ordering patterns is over a short period of time and that any significant customer field actions or relative market share shifts among OEM manufacturers could impact our results. We believe that the impact of these factors is somewhat muted by the fact that we have business with all of the key cardiac OEMs and have significantly diversified our revenue base. Additionally, we continue to see an increased pace of product development opportunities from our customers. Management believes that this, combined with our increased focus on sales and marketing, will allow the Company to grow this product line faster than the underlying market.

For 2012, our vascular product line sales increased 15% to $52.0 million. This increase was primarily attributable to growth in the underlying market and market share gains. Additionally, vascular revenue for the year included $6.6 million from sales of medical devices that were developed under the Greatbatch name compared to $4.5 million for 2011, an increase of 47%.

Orthopaedic product line sales for 2012 declined 13% compared to the same period of 2011. On a constant currency basis, orthopaedic sales declined 8% for 2012 as foreign currency exchange rate fluctuations decreased orthopaedic revenue by approximately $6 million. The remaining decline in 2012 orthopaedic sales was a result of price concessions provided to customers, as well as fewer customer product launches and development opportunities due to operational issues at our Swiss orthopaedic facilities, which were aggressively addressed in 2012. In addition to the consolidation of manufacturing, during 2012, we also streamlined our Swiss orthopaedic product line offerings. This included the sale of several non-core product lines to an independent third party near the end of the year, which closed in early 2013. Our current estimate is that the sale of these products will reduce our 2013 orthopaedic revenue by approximately $15 million in comparison to 2012. For 2013, we expect our performance to improve as we progress through the year, as the first quarter of 2013 will be impacted by the startup of these recently transferred orthopaedic production lines. The second half of the year is expected to improve as this orthopaedic backlog is relieved.

Our Implantable Medical customers have various inventory management, dual sourcing, and vertical integration initiatives in place, and the relative market share among OEM manufacturers’ changes continuously. Additionally, we face pricing pressures from our customers and in particular our four largest OEM customers upon which a significant portion of our sales is dependent. These pressures have increased over the last several years due to the downturn in the global economy, and more specifically, the contracting CRM market. Consequently, these and other factors will continue to significantly impact our sales.

Electrochem – 2012 sales for Electrochem increased $83.3 million to $163.0 million. 2012 Electrochem sales included $82.4 million of incremental revenue related to the acquisition of Micro Power in December 2011. On an organic basis, Electrochem revenue was consistent with the prior year. During 2012, the Micro Power acquisition exceeded our expectations, which is benefitting from successful product launches into the higher growth, higher value portable medical market. The market shift in patient care from clinical settings to the home, and an aging population, is driving the need for lightweight and portable devices for patients and caregivers. Electrochem’s technology, customer relationships, and legacy of delivering highly reliable and innovative solutions has enabled it to win in this evolving market and continues to position Electrochem to capture market share. Electrochem continues to secure long-term agreements in this space and our funnel of portable medical products from this acquisition continues to be full, which is expected to drive revenue growth for this product line for the next several years.

Gross Profit

Changes to gross profit as a percentage of sales were primarily due to the following:

2012-2011
% Point Change
Impact of acquisitions(a)	-1.2%
Excess capacity & Swiss production inefficiencies(b)	-1.6%
Volume and productivity(c)	2.2%
Performance-based compensation(d)	0.4%
Selling price(e)	-0.5%
Other	0.2%

Total percentage point change to gross profit as a percentage of sales	-0.5%

(a)	Our gross profit percentage was impacted by the acquisition of Micro Power in December 2011, which had a lower gross margin percentage due to its higher percentage of material costs in comparison to our legacy businesses. Additionally, during 2012 we recognized $0.5 million of inventory step-up amortization in connection with this acquisition, which will not recur in subsequent periods.

(b)	Our gross profit percentage was negatively impacted during 2012 due to production inefficiencies at our Swiss orthopaedic facilities. Additionally, as a result of the addition of our Fort Wayne facility in the second quarter of 2012, we experienced excess capacity costs in comparison to 2011. In accordance with our inventory accounting policy, excess capacity costs are expensed in the period they occur. In 2012, we aggressively right-sized our orthopaedic cost structure, which is expected to help improve our gross margin percentage starting in the first quarter of 2013.
(c)	Our gross profit percentage benefitted from higher sales volumes, primarily cardiac and vascular, as well as production efficiencies gained at our manufacturing facilities as a result of our various lean and supply chain initiatives.
(d)	Amount represents lower performance-based compensation expense recorded based upon the results for 2012 compared to 2011. Performance-based compensation is accrued based upon the level of performance achieved relative to targets set at the beginning of the year.
(e)	Our gross profit percentage has been negatively impacted in comparison to the prior year by price concessions made to our larger OEM customers, which were given in exchange for long-term contracts.

Over the long-term, we expect to see gross margin improvements as a result of the consolidation of our orthopaedic operations and from various other productivity improvement initiatives that are being implemented (See “Cost Savings and Consolidation Efforts” section of this item). Additionally, we expect our gross profit margin to improve as more system and device level products are introduced, which typically earn a higher margin. Management is currently evaluating the impact that the new medical device tax will have on our results from operations beginning in 2013, and has preliminarily estimated that it will reduce gross profit by $1.5 million to $2.5 million. This amount assumes that this tax applies to the first medical device sale in the U.S. and is based upon a wholesale price.

SG&A Expenses

Changes to SG&A expenses were primarily due to the following (in thousands):

2012-2011
$ Change
Impact of acquisitions(a)	$9,552
Professional and consulting expense(b)	743
Medical device strategy communication(c)	(501)
Other(d)	(1,350)

Net increase in SG&A	$8,444

(a)	Amount represents the incremental SG&A expenses in 2012 versus 2011 related to the acquisition of Micro Power and NeuroNexus.
(b)	Amount represents the change in professional and consulting expense from 2011 and reflects a higher level of costs incurred in connection with our medical device strategy and our increased investment in sales and marketing to drive core business growth.
(c)	Amount represents the costs incurred during 2011 in connection with the communication of our medical device strategy to shareholders, customers and associates including costs incurred for our Investor Day held in the first quarter of 2011, which did not recur in 2012.
(d)	Amount represents various decreases in SG&A expenses during 2012 and reflects the cost control initiatives being implemented by the Company including cost reductions in connection with our Swiss orthopaedic consolidations.

RD&E Expenses, Net

Net RD&E costs were as follows (in thousands):

	Year Ended
	December 28,	December 30,
	2012	2011	Change
Research and development costs	$24,071	$19,014	$5,057
Engineering costs	38,777	35,472	3,305
Less cost reimbursements	(10,358)	(8,973)	(1,385)

Total RD&E, net	$52,490	$45,513	$6,977

Net RD&E for 2012 increased $7.0 million to $52.5 million. Approximately $2.6 million of this increase was a result of the operations from our recent acquisitions. Additionally, $3.2 million of this increase can be attributed to the investment in the development of complete medical devices, which totaled $24.8 million for 2012 compared to $21.6 million for 2011. These amounts include $5.2 million and $5.1 million, respectively, of DVT costs in connection with our development of a neuromodulation platform. When combined with SG&A expenses, total costs incurred in connection with our medical device initiatives totaled $33.9 million for 2012 versus $27.3 million for 2011.

During the second half of 2012, we began to implement an initiative to optimize our RD&E investment. This included the reallocation of RD&E resources to higher priority projects, the postponement of some RD&E projects, as well as the decision to pursue various alternatives to monetize some of our existing intellectual property that are outside our core business. As a result of this initiative, RD&E for the second half of 2012 was $3.7 million lower than the first half of 2012. These reductions are also expected to benefit 2013.

The increase in cost reimbursements in 2012 was a result of our NeuroNexus acquisition. These cost reimbursements can vary significantly from year to year due to the timing of the achievement of milestones on development projects.

Other Operating Expenses, Net

Other operating expenses, net were comprised of the following (in thousands):

	Year Ended
	December 28,	December 30,
	2012	2011	Change
Orthopaedic facility optimization(a)	$32,482	$425	$32,057
Medical device facility optimization(a)	1,525	—	1,525
ERP system upgrade(a)	5,041	—	5,041
Integration costs(b)	1,460	—	1,460
Asset dispositions, severance and other(c)	1,838	168	1,670

Total other operating expenses, net	$42,346	$593	$41,753

(a)	Refer to “Cost Savings and Consolidation Efforts” section of this Item and Note 13 “Other Operating Expenses, Net” of the Notes to Consolidated Financial Statements contained in Item 8 of this report for disclosures related to the timing and level of remaining expenditures for these initiatives.

(b)	During 2012, we incurred costs related to the integration of Micro Power and NeuroNexus. These expenses were primarily for retention bonuses, travel costs in connection with integration efforts, and severance, which will not be required in 2013 as these integrations are completed.
(c)	During 2012 and 2011, we recorded write-downs in connection with various asset disposals, net of insurance proceeds received, if any. Additionally, during 2012, we incurred $1.2 million of costs related to the relocation of our global headquarters to Frisco, Texas. During 2011, we incurred $0.6 million of acquisition related costs in connection with our purchase of Micro Power.

Other operating expenses will be reduced significantly in 2013 and are expected to range from $6.7 million—$8.2 million, which will improve the overall earnings of Greatbatch. While we continually identify and implement cost improvement initiatives, we have now completed all of our major plant consolidations, so our leadership team can focus on achieving sustainable organic growth and leverage our available capacity.

Interest Expense and Interest Income

Interest expense for 2012 increased $1.1 million over 2011 due to the increased discount amortization related to our convertible notes, which is being amortized utilizing the effective interest method. See Note 9 “Debt” of the Notes to Consolidated Financial Statements contained in Item 8 of this report. Interest income for 2012 was relatively consistent with 2011.

Gain (Loss) on Cost and Equity Method Investments, Net

In 2011, we sold our cost method investment in IntElect Medical, Inc. (“IntElect”) in conjunction with Boston Scientific’s acquisition of IntElect. We obtained our ownership interest in IntElect through our acquisition of BIOMEC, Inc. in 2007 and two subsequent additional investments. This transaction resulted in a pre-tax gain of $4.5 million. During 2012 and 2011, we recognized impairment charges related to our cost and equity method investments of $0.1 million and $0.3 million, respectively. The aggregate recorded amount of our cost and equity method investments at December 28, 2012 was $9.1 million. These investments are in start-up research and development companies whose fair value is highly subjective in nature and subject to future fluctuations, which could be significant. Our exposure related to these entities is limited to our recorded investment.

Other Expense, Net

Other expense, net primarily includes the impact of foreign currency exchange rate fluctuations on transactions denominated in foreign currencies. We generally do not expect foreign currency exchange rate fluctuations to have a material impact on our results of operations.

Provision for Income Taxes

The effective tax rate for the year ended December 28, 2012 was 171.3%, versus 31.6% for 2011. The stand-alone U.S. component of the effective tax rate for the year ended December 28, 2012 was 33.1% versus 31.5% for 2011.

The provision for income taxes for 2012 differs from the U.S. statutory rate due to the following (dollars in thousands):

	U.S.		International		Combined
	$	%	$	%	$	%
Income (loss) before provision for income taxes	$36,057		$(29,327)		$6,730

Provision at statutory rate	$12,620	35.0%	$(10,265)	35.0%	$2,355	35.0%
Foreign rate differential	—	—	3,414	(11.6)	3,414	50.7
Change in tax rate—loss of Swiss tax holiday	—	—	1,721	(5.9)	1,721	25.6
Uncertain tax positions	(681)	(1.9)	—	—	(681)	(10.1)
State taxes, net of federal benefit	329	0.9	—	—	329	4.9
Valuation allowance	—	—	4,552	(15.5)	4,552	67.6
Other	(350)	(0.9)	189	(0.6)	(161)	(2.4)

Provision (benefit) for income taxes/effective tax rate	$11,918	33.1%	$(389)	1.4%	$11,529	171.3%

The fluctuation between the overall rate of 171.3% in 2012 and the 31.6% in 2011 is primarily attributable to approximately $6.2 million of tax charges (approximately 92% increase in our effective tax rate) recorded in connection with our Swiss orthopaedic restructuring. These charges relate to the loss of our Swiss tax holiday, due to our 2012 decision to transfer manufacturing out of Switzerland, as well as the establishment of a valuation allowance on a portion of our Swiss deferred tax assets as it is more likely than not that they will not be fully realized. Additionally, our 2012 effective tax rate reflects the impact of approximately $31.3 million of losses resulting from our Swiss restructuring, the benefit of which are recorded at the lower Swiss effective tax rate, thus giving rise to an approximate 57% increase in the overall effective tax rate of the Company.

The fluctuation of the effective tax rate for the U.S. between 2012 (33.1%) and 2011 (31.5%) is primarily attributable to the expiration of the U.S. R&D tax credit at the end of 2011. On January 2, 2013, the President signed into law the American Taxpayer Relief Act of 2012, which includes a retroactive extension of the section 41 R&D tax credit that had expired on December 31, 2011. Under the American Taxpayer Relief Act of 2012, the tax R&D credit is extended for two years retroactively from January 1, 2012 through December 31, 2013. As the R&D tax credit was signed into law on January 2, 2013, as required by GAAP, the benefit for the R&D tax credits earned in 2012 will be recognized in the first quarter of fiscal 2013. R&D tax credits earned in 2013 will be recorded through the fiscal 2013 effective tax rate. We estimate that the benefit related to the 2012 R&D tax credits will be approximately $1.5 million.

There is a potential for volatility of the effective tax rate due to several factors, including changes in the mix of pre-tax income and the jurisdictions to which it relates, business acquisitions, settlements with taxing authorities and foreign currency exchange rate fluctuations.

We believe it is reasonably possible that a reduction of up to $0.1 million of the balance of our unrecognized tax benefits may occur within the next twelve months as a result of the expiration of applicable statutes of limitation and potential audit settlements, which would positively impact the effective tax rate in the period of reduction.

Fiscal 2011 Compared with Fiscal 2010

Sales

Changes to sales by major product lines were as follows (in thousands):

	Year Ended		2011 vs. 2010
	December 30,	December 31,	$	%
	2011	2010	Change	Change
Sales:
Implantable Medical
Cardiac/Neuromodulation	$303,690	$303,521	$169	0%
Vascular	45,098	38,000	7,098	19%
Orthopaedic	140,277	118,748	21,529	18%

Total Implantable Medical	489,065	460,269	28,796	6%
Portable Medical	9,609	8,432	1,177	14%
Energy/Environmental	58,934	54,668	4,266	8%
Other	11,214	10,056	1,158	12%

Electrochem	79,757	73,156	6,601	9%

Total sales	$568,822	$533,425	$35,397	7%

Implantable Medical – For the year, cardiac/neuromodulation sales were consistent with 2010. During the first half of 2011, cardiac revenue included the benefit of customer inventory builds and product launches, which did not recur in the second half of 2011. Additionally, cardiac/neuromodulation sales were impacted by pricing pressures and a slowdown in the underlying market.

Full year 2011 vascular sales increased 19% over 2010. This increase was primarily attributable to growth in the underlying market and market share gains. Additionally, vascular revenue for 2011 included approximately $4.5 million from sales of medical devices that were developed under the Greatbatch name, including sales of our OptiSeal Valved Peelable Introducer which received FDA clearance in 2010.

Orthopaedic sales of $140.3 million for 2011 were 18% above 2010, and included approximately $8 million of favorable foreign currency exchange rate benefit. Excluding this benefit, sales increased 11% organically over 2010 despite slower than expected underlying market growth. These increases occurred across all of our orthopaedic products, which benefitted from customer product launches, as well as from market share gains during 2011.

Electrochem – For 2011, sales for the Electrochem business segment increased 9% in comparison to 2010. Fourth quarter 2011 sales for Electrochem included $2.5 million of additional revenue from the Micro Power acquisition. Excluding the additional revenue provided by Micro Power, sales for 2011 increased 6% on an organic basis. During 2011, Electrochem revenue varied from quarter to quarter due to the timing of various customer inventory pulls. For the full year, the increase in Electrochem revenue was a result of an increased investment in sales and marketing, which resulted in market share gains and several new customer contracts, as well as continued strength in the energy markets.

Gross Profit

Changes to gross profit as a percentage of sales were primarily due to the following:

2011-2010
% Point Change
Capacity & productivity(a)	0.9%
Performance-based compensation(b)	-0.9%
Mix change(c)	-0.5%
Selling price(d)	-0.8%
Other	0.5%

Total percentage point change to gross profit as a percentage of sales	-0.8%

(a)	Our gross profit percentage for 2011 benefitted from higher sales volumes, which absorbed excess capacity, as well as productivity gains from our various lean initiatives.
(b)	Amount represents higher performance-based compensation expense recorded based upon the results for 2011 compared to 2010. Performance-based compensation is accrued based upon the level of performance achieved relative to targets set at the beginning of the year.
(c)	Our gross profit percentage for 2011 was negatively impacted by a lower mix of higher-margin cardiac/neuromodulation sales as a percentage of total sales compared to 2010.
(d)	Our gross profit percentage throughout 2011 was negatively impacted, in comparison to 2010, by price concessions made to our larger OEM customers near the end of 2010, which were given in exchange for long-term contracts.

SG&A Expenses

Changes to SG&A expenses were primarily due to the following (in thousands):

2011-2010
$ Change
Performance-based compensation(a)	$3,935
Professional and consulting expense(b)	5,224
Litigation related fees and charges(c)	(808)
Executive death benefits(d)	(885)
Micro Power SG&A costs(e)	358
Other	214

Net increase in SG&A	$8,038

(a)	SG&A costs for 2011 include a higher level of performance-based compensation expense due to achieving a higher percentage of our targets in 2011 in comparison to 2010. Performance-based compensation is accrued based upon management’s expectation of performance relative to targets set.
(b)	Amount represents the change in professional and consulting expense from 2010 and reflects a higher level of costs incurred in connection with our medical device strategy, which impacted SG&A by $4.0 million. These costs included consulting fees paid to outside contractors who are providing technical expertise on our device projects, as well as legal fees incurred in connection with the numerous patent filings that we are making.

(c)	During 2010, the Company incurred fees and charges in connection with two litigation matters that were subsequently settled near the end of 2010. Accordingly, litigation related fees and charges were lower during 2011 in comparison to the prior year.
(d)	SG&A expenses for 2010 include death benefits provided to the family of the Company’s former Senior Vice President—Orthopaedics.
(e)	Amount represents the SG&A costs related to the operations of Micro Power, which was acquired on December 15, 2011.

RD&E Expenses, Net

Net RD&E costs were as follows (in thousands):

	Year Ended
	December 30,	December 31,
	2011	2010	Change
Research and development costs	$19,014	$17,378	$1,636
Engineering costs	35,472	34,208	1,264
Less cost reimbursements	(8,973)	(6,567)	(2,406)

Total RD&E, net	$45,513	$45,019	$494

Net RD&E costs for 2011 totaled $45.5 million, or 8.0% of sales, versus $45.0 million, or 8.4% of sales for 2010. During 2011, we continued to invest resources in developing complete medical devices for our OEM customers. Total RD&E costs incurred in connection with our medical device initiatives were $21.6 million during 2011 compared to $20.3 million in 2010. This included $5.1 million of design verification testing costs expensed in 2011 related to the QiG Group’s development of a neuromodulation platform. When combined with the SG&A expenses discussed above, total costs incurred in connection with our medical device initiatives totaled $27.3 million in 2011 versus $21.9 million in 2010.

Partially offsetting these RD&E increases was a higher level of customer cost reimbursements of $2.4 million for 2011. These cost reimbursements can vary significantly from period to period due to the timing of the achievement of milestones on development projects.

Electrochem Litigation Charge (Gain)

In 2009, a Louisiana jury found in favor of a former Electrochem customer on their claims made in connection with a failed business transaction dating back to 1997. During 2009, we accrued $34.5 million in connection with this litigation after the unfavorable jury verdict. In the fourth quarter of 2010, we settled this litigation for $25 million and accordingly recognized a $9.5 million gain. See Note 15 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

Other Operating Expenses, Net

Other operating expenses, net were comprised of the following (in thousands):

	Year Ended
	December 30,	December 31,
	2011	2010	Change
Orthopaedic facility optimization(a)	$425	$225	$200
2007 & 2008 facility shutdowns and consolidations(b)	—	1,348	(1,348)
Integration costs(c)	—	42	(42)
Asset dispositions, severance and other(d)	168	2,943	(2,775)

Total other operating expenses, net	$593	$4,558	$(3,965)

(a)	During the third quarter of 2010, we began to incur costs in connection with the optimization of our orthopaedic operations in order to increase capacity, further expand our capabilities and reduce dependence on outside suppliers.
(b)	In 2010, we recorded charges related to our various cost savings and consolidation efforts initiated in 2007 and 2008.
(c)	During 2010, we incurred costs related to the integration of the companies acquired in 2007 and 2008.
(d)	During 2011 and 2010, we recorded write-downs in connection with various asset disposals, net of insurance proceeds received, if any. Additionally, during 2011 we incurred $0.6 million of acquisition related costs in connection with our purchase of Micro Power. During 2010, we consolidated our Implantable Medical segment, which included the elimination of certain positions globally. Severance charges associated with this realignment were $2.3 million.

Interest Expense and Interest Income

Interest expense for 2011 decreased $1.6 million from 2010 primarily due to the repayment of $118.5 million of long-term debt during 2011 and 2010 as well as the impact of lower interest rates, partially offset by increased discount amortization on our convertible notes. Interest income for 2011 was relatively consistent with 2010.

Gain (Loss) on Cost and Equity Method Investments

In 2011, we sold our cost method investment in IntElect in conjunction with Boston Scientific’s acquisition of IntElect. This transaction resulted in a pre-tax gain of $4.5 million. During 2011 and 2010, we recognized impairment charges related to our cost method investments of $0.3 million and $0.2 million, respectively, based upon recent stock offerings by those companies.

Other Expense, Net

Other expense, net primarily includes the impact of foreign currency exchange rate fluctuations on transactions denominated in foreign currencies.

Provision for Income Taxes

The effective tax rate for 2011 was 31.6% versus 32.8% for 2010. The effective tax rates for 2011 and 2010 are lower than the U.S. statutory rate primarily due to the R&D tax credit, as well as the favorable impact of the resolution of tax audits and the lapse of statutes of limitation on certain tax items. See Note 14 “Income Taxes” of the Notes to Consolidated Financial Statements contained in Item 8 of this report for a reconciliation of the U.S. statutory rate to our effective tax rate.

Liquidity and Capital Resources

	At
	December 28,	December 30,
(Dollars in thousands)	2012	2011
Cash and cash equivalents	$20,284	$36,508
Working capital	$176,376	$170,907
Current ratio	2.92	2.82

The decrease in cash and cash equivalents from the end of 2011 was primarily due to the cash used in connection with our acquisitions ($17.2 million), the purchase of property, plant and equipment ($41.1 million) in connection with our various cost savings and consolidation initiatives, and the net repayment of long-term debt ($22 million) during the year partially offset by cash flows from operations ($64.8 million). Our working capital and current ratio remained consistent with the prior year. Of the $20.3 million of cash on hand as of December 28, 2012, $4.5 million is being held at our foreign subsidiaries.

Revolving Line of Credit – We have a senior credit facility (the “Credit Facility”) consisting of a $400 million revolving line of credit, which can be increased to $600 million upon our request and approval by a majority of the lenders. The Credit Facility also contains a $15 million letter of credit subfacility and a $15 million swingline subfacility. The Credit Facility has a maturity date of June 24, 2016; provided, however, if our convertible subordinated notes (“CSN”) are not repaid in full, modified or refinanced before March 1, 2013, the maturity date of the Credit Facility is March 1, 2013. On February 20, 2013, we redeemed all outstanding CSN, which was funded with availability under the Credit Facility.

The Credit Facility is supported by a consortium of fourteen banks with no bank controlling more than 19% of the facility. As of December 28, 2012, each bank supporting the Credit Facility has an S&P credit rating of at least BBB or better, which is considered investment grade.

The Credit Facility requires us to maintain a rolling four quarter ratio of adjusted EBITDA to interest expense of at least 3.0 to 1.0. For the twelve month period ended December 28, 2012, our ratio of adjusted EBITDA to interest expense, calculated in accordance with our credit agreement, was 17.3 to 1.00, well above the required limit. The Credit Facility also requires us to maintain a total leverage ratio of not greater than 4.0 to 1.0. As of December 28, 2012, our total leverage ratio, calculated in accordance with our credit agreement, was 2.2 to 1.00, well below the required limit.

The Credit Facility contains customary events of default. Upon the occurrence and during the continuance of an event of default, a majority of the lenders may declare the outstanding advances and all other obligations under the Credit Facility immediately due and payable. See Note 9 “Debt” of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

As of December 28, 2012, we had $367 million of borrowing capacity available under the Credit Facility. As of February 27, 2013, we had available $174 million of borrowing capacity available under the Credit Facility as a result of the redemption of all CSN in February 2013. This amount may vary from period to period based upon our debt and EBITDA levels, which impacts the covenant calculations discussed above. We believe that our cash flow from operations and the Credit Facility provide adequate liquidity to meet our short and long term funding needs.

Operating activities – Cash flows from operating activities for 2012 were $64.8 million compared to $89.9 million for 2011. The decrease in cash flows from operating activities from the prior year is primarily due to our lower net income as well as a slight increase in working capital balances.

Investing activities – Net cash used in investing activities for 2012 was $59.8 million compared to $80.4 million for 2011. This decrease was primarily related to the cash payments made in 2011 for the acquisition of Micro Power of $66.5 million, partially offset by $18.6 million of additional investments made in property, plant and equipment primarily in connection with the consolidation and optimization initiatives discussed in the “Cost Savings and Consolidation Efforts” section of this Item (primarily the construction of our Fort Wayne facility which was completed in 2012) and routine capital expenditures. Our current expectation is that capital spending for 2013 will be in the range of $20 million to $30 million, of which approximately half is discretionary in nature. We anticipate that cash on hand, cash flow from operations and availability under our Credit Facility will be sufficient to fund these capital expenditures. As part of our growth strategy, we have and will continue to consider targeted and opportunistic acquisitions.

Financing activities – Net cash used in financing activities for 2012 was $21.5 million compared to cash provided of $3.7 million for the prior year period. During 2012, we repaid $32 million of long-term debt which was partially offset by $10 million borrowed at the beginning of the year to help fund the NeuroNexus acquisition. On February 20, 2013, we redeemed all of our outstanding CSN, which was funded with availability under the Credit Facility. See Note 9 “Debt” of the Notes to the Consolidated Financial Statements contained at Item 8 of this report for further discussion. Going forward, we expect excess cash flow from operations to primarily be used to pay down outstanding debt as well as to fund our various capital projects.

Capital Structure – As of December 28, 2012, our capital structure consisted of $197.8 million of convertible subordinated notes, $33.0 million of debt under our revolving line of credit and 23.7 million shares of common stock outstanding. Additionally, we had $20.3 million in cash and cash equivalents, which we believe is sufficient to meet our short-term operating cash needs. If necessary, we have available borrowing capacity under our Credit Facility and are authorized to issue 100 million shares of common stock and 100 million shares of preferred stock. As of February 27, 2013, we had available $174 million of borrowing capacity available under the Credit Facility as a result of the redemption of all CSN in February 2013. We believe that if needed we can access public markets to raise additional capital. We believe that our capital structure provides adequate funding to meet our growth objectives. We continuously evaluate our capital structure as it relates to our anticipated long-term funding needs. Changes to our capital structure may occur as a result of this analysis, or changes in market conditions.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements within the meaning of Item 303(a)(4) of Regulation S-K.

Litigation

We are party to various legal actions arising in the normal course of business. A description of pending legal actions against the Company is set forth at Note 15 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements contained at Item 8 of this report. We do not believe that the ultimate resolution of any individual pending legal action will have a material effect on our consolidated results of operations, financial position or cash flows. However, litigation is subject to inherent uncertainties and there can be no assurance that any pending legal action, which we currently believe to be immaterial, does not become material in the future.

Contractual Obligations

The following table summarizes our contractual obligations at December 28, 2012:

	Payments due by period
CONTRACTUAL OBLIGATIONS	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt obligations(a)	$270,469	$229,676	$3,800	$35,776	$1,217
Operating lease obligations(b)	19,044	4,601	8,134	4,379	1,930
Purchase obligations(b)	24,710	12,914	5,378	6,298	120
Foreign currency contracts(b)	12,000	12,000	—	—	—
Defined benefit plan obligations(c)	11,783	8,813	561	671	1,738

Total contractual obligations	$338,006	$268,004	$17,873	$47,124	$5,005

(a)	Includes the annual interest expense on our convertible subordinated notes of 2.25%, which is paid semi-annually, and the $33.0 million outstanding on our Credit Facility based upon the period end weighted average interest rate of 2.07%. Also includes $36.6 million of deferred federal and state taxes on the Company’s convertible subordinated notes that will be due between 2013 and 2018. This table does not reflect the redemption of all outstanding CSN on February 20, 2013, which was funded with availability under the Credit Facility. CSN were classified as long-term in the December 28, 2012 Consolidated Balance Sheet in accordance with ASC 470. See Note 9 “Debt” of the Notes to Consolidated Financial Statements contained in Item 8 of this report.
(b)	See Note 15 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements contained in Item 8 of this report for additional information about our operating leases, purchase obligations and foreign currency contracts.
(c)	See Note 10 “Defined Benefit Plans” of the Notes to Consolidated Financial Statements contained in Item 8 of this report for additional information about our defined benefit plan obligations. During 2012, we transferred most major functions performed at our facilities in Switzerland into existing facilities. As a result, we curtailed our defined benefit plan provided to employees at those facilities in 2012. As nearly all of the Swiss pension liability is expected to be paid off in the next year, the Company moved all Swiss pension plan investments into cash accounts during the quarter. Plan assets are expected to be sufficient to cover plan liabilities.

This table does not reflect $1.0 million of unrecognized tax benefits as we are uncertain as to if or when such amounts may be settled. Refer to Note 14 “Income Taxes” of the Notes to Consolidated Financial Statements in Item 8 of this report for additional information about these unrecognized tax benefits.

We self-fund the medical insurance coverage provided to our U.S. based employees. We limit our risk through the use of stop loss insurance. As of December 28, 2012, we had $1.4 million accrued, related to our self-insurance obligations under our medical plan. This accrual is recorded in Accrued Expenses in the Consolidated Balance Sheet, and is primarily based upon claim history. For 2013, we have specific stop loss coverage per associate for claims in the year exceeding $225 thousand per associate with no annual maximum aggregate stop loss coverage. This table does not reflect any potential future payments for self-insured medical claims.

We were a member of a group self-insurance trust that provided workers’ compensation benefits to our employees in Western New York (the “Trust”). Based on actual experience, we could receive a refund or be assessed additional contributions for workers’ compensation claims. Under the Trust agreement, each participating organization has joint and several liability for Trust obligations if the assets of the Trust are not sufficient to cover those obligations. During 2011, we were notified by the Trust of its intention to cease operations at the end of 2011 and were assessed $0.6 million as an estimate of our pro-rata share of future costs related to the Trust. This amount was accrued and paid in 2011. Beginning in 2012, we utilized traditional insurance to provide workers’ compensation benefits to our employees.

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

Foreign Currency – We have significant operations in France, Mexico and Switzerland, which expose the Company to foreign currency exchange rate fluctuations due to transactions denominated in Euros, Mexican pesos and Swiss francs, respectively. We continuously evaluate our foreign currency risk and will take action from time to time in order to best mitigate these risks, which includes the use of various derivative instruments such as forward currency exchange rate contracts. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency exposures would have had an impact of approximately $8 million on our annual sales. This amount is not indicative of the hypothetical net earnings impact due to offsetting impacts on cost of sales and operating expenses in those currencies. We estimate that foreign currency exchange rate fluctuations during 2012 decreased sales in comparison to 2011 by approximately $6 million.

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

As of December 28, 2012, these contracts had a positive fair value of $0.8 million, which is recorded within Prepaid Expenses and Other Current Assets in the Consolidated Balance Sheet. The amount recorded as a reduction of Cost of Sales during 2012 related to these forward contracts was $0.08 million. No portion of the change in fair value of our foreign currency contracts during 2012 was considered ineffective.

We translate all assets and liabilities of our foreign operations, where the U.S. dollar is not the functional currency, at the period-end exchange rate and translate sales and expenses at the average exchange rates in effect during the period. The net effect of these translation adjustments is recorded in the Consolidated Financial Statements as Comprehensive Income (Loss). The translation adjustment for 2012 was a $1.9 million gain. Translation adjustments are not adjusted for income taxes as they relate to permanent investments in our foreign subsidiaries. Net foreign currency transaction gains and losses included in Other Expense, Net amounted to a loss of $0.3 million for 2012. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency net assets would have had an impact of approximately $8 million on our foreign net assets as of December 28, 2012.

Interest Rates – Interest rates on our Credit Facility reset, at our option, based upon the prime rate or LIBOR rate, thus subjecting us to interest rate risk. To help offset this risk, from time to time, we enter into receive floating-pay fixed interest rate swaps indexed to the same applicable index rate as the debt it is hedging. The objective of these swaps is to hedge against potential changes in cash flows on our outstanding revolving line of credit. No credit risk is hedged. Our interest rate swaps are accounted for as cash flow hedges. As of December 28, 2012, we had $33 million outstanding on our Credit Facility, none of which is being hedged. See Note 9 “Debt” of the Notes to Consolidated Financial Statements contained at Item 8 of this report for additional information about our outstanding debt. A hypothetical one percentage point change in the prime rate on the $33 million of floating rate revolving line of credit debt outstanding at December 28, 2012 would have an impact of approximately $0.3 million on our interest expense.

In October 2012 we entered into a three-year $150 million interest rate swap, which amortizes $50 million per year. Under terms of the contract, we will receive a floating interest rate indexed to the one-month LIBOR rate and pay a fixed interest rate of 0.573%. The swap will be effective in February 2013. This swap was entered into in order to hedge against potential changes in cash flows on the outstanding debt on the Credit Facility from the repayment of our CSN in February 2013 and indexed to the one-month LIBOR rate. The receive variable leg of the interest rate swap and the variable rate paid on the debt bear the same rate of interest, excluding the credit spread, and reset and pay interest on the same dates. This swap will be accounted for as a cash flow hedge.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following are set forth below:

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s certifying officers are responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed and maintained under the supervision of its certifying officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

As of December 28, 2012, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 28, 2012 is effective.

In conducting the evaluation of the effectiveness of internal control over financial reporting as of December 28, 2012, as permitted by the guidance issued by the Office of the Chief Accountant of the Securities and Exchange Commission, management excluded the following subsidiary acquired in 2012:

•	NeuroNexus Technologies, Inc.

This subsidiary represented approximately 3% and 2% of net and total assets, respectively, and 0.4% of revenues of the consolidated financial statement amounts as of and for the year ended December 28, 2012. See Note 2 – “Acquisitions” for a discussion of this acquisition and its impact on the Company’s Consolidated Financial Statements.

The effectiveness of internal control over financial reporting as of December 28, 2012 has been audited by Deloitte & Touche LLP, the Company’s independent registered public accounting firm.

Dated: February 27, 2013

/s/ Thomas J. Hook	/s/ Michael Dinkins
Thomas J. Hook	Michael Dinkins
President & Chief Executive Officer	Senior Vice President & Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Greatbatch, Inc.

Frisco, Texas

We have audited the internal control over financial reporting of Greatbatch, Inc. and subsidiary (the “Company”) as of December 28, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at NeuroNexus Technologies, Inc., which was acquired on February 16, 2012 and whose financial statements constitute 3% and 2% of net and total assets, respectively, and 0.4% of revenues of the consolidated financial statement amounts as of and for the year ended December 28, 2012. Accordingly, our audit did not include the internal control over financial reporting at NeuroNexus Technologies, Inc. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 28, 2012 of the Company and our report dated February 27, 2013 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Williamsville, New York

February 27, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Greatbatch, Inc.

Frisco, Texas

We have audited the accompanying consolidated balance sheets of Greatbatch, Inc. and subsidiary (the “Company”) as of December 28, 2012 and December 30, 2011, and the related consolidated statements of operations and comprehensive income (loss), cash flows, and stockholders’ equity for each of the three years in the period ended December 28, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2012 and December 30, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 28, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Williamsville, New York

February 27, 2013

GREATBATCH, INC.

CONSOLIDATED BALANCE SHEETS

	At
(in thousands except share and per share data)	December 28, 2012	December 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$20,284	$36,508
Accounts receivable, net of allowance for doubtful accounts of $2.4 million in 2012 and $1.9 million in 2011	120,923	101,946
Inventories	106,612	109,913
Refundable income taxes	—	1,292
Deferred income taxes	7,678	7,828
Prepaid expenses and other current assets	12,636	7,469

Total current assets	268,133	264,956
Property, plant and equipment, net	150,893	145,806
Amortizing intangible assets, net	87,345	100,258
Indefinite-lived intangible assets	20,828	20,288
Goodwill	349,035	338,653
Deferred income taxes	2,534	2,450
Other assets	11,107	8,936

Total assets	$889,875	$881,347

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$45,274	$40,665
Income taxes payable	94	—
Deferred income taxes	874	845
Accrued expenses	45,515	52,539

Total current liabilities	91,757	94,049
Long-term debt	225,414	235,950
Deferred income taxes	82,462	75,203
Other long-term liabilities	9,382	8,862

Total liabilities	409,015	414,064
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value, authorized 100,000,000 shares; no shares issued or outstanding in 2012 or 2011	—	—
Common stock, $0.001 par value, authorized 100,000,000 shares; 23,731,570 shares issued and 23,711,838 shares outstanding in 2012 23,466,128 shares issued and 23,406,023 shares outstanding in 2011	24	23
Additional paid-in capital	320,618	307,196
Treasury stock, at cost, 19,732 shares in 2012 and 60,105 shares in 2011	(452)	(1,387)
Retained earnings	147,723	152,522
Accumulated other comprehensive income	12,947	8,929

Total stockholders’ equity	480,860	467,283

Total liabilities and stockholders’ equity	$889,875	$881,347

The accompanying notes are an integral part of these consolidated financial statements.

GREATBATCH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

	Year Ended
	December 28,	December 30,	December 31,
(in thousands except per share data)	2012	2011	2010
Sales	$646,177	$568,822	$533,425
Cost of sales	444,528	388,469	359,844

Gross profit	201,649	180,353	173,581
Operating expenses:
Selling, general and administrative expenses	80,992	72,548	64,510
Research, development and engineering costs, net	52,490	45,513	45,019
Electrochem litigation gain (Note 15)	—	—	(9,500)
Other operating expenses, net (Note 13)	42,346	593	4,558

Total operating expenses	175,828	118,654	104,587
Operating income	25,821	61,699	68,994
Interest expense	18,055	16,928	18,519
Interest income	(1)	(21)	(10)
(Gain) loss on cost and equity method investments, net	106	(4,232)	150
Other expense, net	931	632	1,010

Income before provision for income taxes	6,730	48,392	49,325
Provision for income taxes	11,529	15,270	16,187

Net income (loss)	$(4,799)	$33,122	$33,138

Earnings (loss) per share:
Basic	$(0.20)	$1.42	$1.44
Diluted	$(0.20)	$1.40	$1.40
Weighted average shares outstanding:
Basic	23,584	23,258	23,070
Diluted	23,584	23,636	23,802
Comprehensive Income (Loss)
Net income (loss)	$(4,799)	$33,122	$33,138

Other comprehensive income (loss):
Foreign currency translation gain (loss)	1,905	(704)	7,896
Net change in cash flow hedges, net of tax	428	(271)	1,027
Defined benefit plan liability adjustment, net of tax	1,685	(566)	(601)

Other comprehensive income (loss)	4,018	(1,541)	8,322

Comprehensive income (loss)	$(781)	$31,581	$41,460

The accompanying notes are an integral part of these consolidated financial statements.

GREATBATCH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 28,	December 30,	December 31,
(in thousands)	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$(4,799)	$33,122	$33,138
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	46,368	36,306	35,767
Debt related amortization included in interest expense	12,557	11,389	10,680
Stock-based compensation	10,904	12,082	6,884
(Gain) loss on cost and equity method investments, net	106	(4,232)	150
Electrochem litigation gain	—	—	(9,500)
Electrochem litigation settlement payment	—	—	(25,000)
Other non-cash (gains) losses	10,788	(676)	743
Deferred income taxes	5,733	8,776	15,419
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(18,834)	(13,477)	10,922
Inventories	(7,481)	(2,139)	7,406
Prepaid expenses and other assets	1,253	(590)	2,111
Accounts payable	5,757	4,236	(7,568)
Accrued expenses	1,459	3,678	(1,472)
Income taxes payable	1,020	1,446	(2,795)

Net cash provided by operating activities	64,831	89,921	76,885

Cash flows from investing activities:
Acquisition of property, plant and equipment	(41,069)	(22,489)	(16,140)
Proceeds from sale of property, plant and equipment	396	212	2,537
Proceeds from (purchase of) cost and equity method investments, net	(1,887)	10,315	—
Acquisitions, net of cash acquired	(17,224)	(66,493)	—
Other investing activities	(3)	(1,934)	(321)

Net cash used in investing activities	(59,787)	(80,389)	(13,924)

Cash flows from financing activities:
Principal payments of long-term debt	(32,000)	(40,000)	(78,450)
Proceeds from issuance of long-term debt	10,000	45,000	—
Issuance of common stock	1,263	2,401	659
Payment of debt issuance costs	—	(2,213)	—
Other financing activities	(717)	(1,500)	(1,030)

Net cash provided by (used in) financing activities	(21,454)	3,688	(78,821)

Effect of foreign currency exchange rates on cash and cash equivalents	186	405	879

Net increase (decrease) in cash and cash equivalents	(16,224)	13,625	(14,981)
Cash and cash equivalents, beginning of year	36,508	22,883	37,864

Cash and cash equivalents, end of year	$20,284	$36,508	$22,883

The accompanying notes are an integral part of these consolidated financial statements.

GREATBATCH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated
			Additional	Treasury			Other	Total
	Common Stock		Paid-In	Stock		Retained	Comprehensive	Stockholders’
(in thousands)	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Equity
At January 1, 2010	23,190	$23	$291,926	(33)	$(635)	$86,262	$2,148	$379,724
Stock-based compensation	—	—	6,884	—	—	—	—	6,884
Net shares issued (acquired) under stock incentive plans	129	—	179	(30)	(834)	—	—	(655)
Income tax liability from stock options, restricted stock and restricted stock units	—	—	(584)	—	—	—	—	(584)
Net income	—	—	—	—	—	33,138	—	33,138
Total other comprehensive income, net	—	—	—	—	—	—	8,322	8,322

At December 31, 2010	23,319	23	298,405	(63)	(1,469)	119,400	10,470	426,829
Stock-based compensation	—	—	7,037	—	—	—	—	7,037
Net shares issued under stock incentive plans	147	—	1,891	3	82	—	—	1,973
Income tax liability from stock options, restricted stock and restricted stock units	—	—	(137)	—	—	—	—	(137)
Net income	—	—	—	—	—	33,122	—	33,122
Total other comprehensive loss, net	—	—	—	—	—	—	(1,541)	(1,541)

At December 30, 2011	23,466	23	307,196	(60)	(1,387)	152,522	8,929	467,283
Stock-based compensation	—	—	9,019	—	—	—	—	9,019
Net shares issued under stock incentive plans	103	—	663	1	24	—	—	687
Income tax liability from stock options, restricted stock and restricted stock units	—	—	(141)	—	—	—	—	(141)
Shares contributed to 401(k) Plan	163	1	3,881	39	911	—	—	4,793
Net loss	—	—	—	—	—	(4,799)	—	(4,799)
Total other comprehensive income, net	—	—	—	—	—	—	4,018	4,018

At December 28, 2012	23,732	$24	$320,618	(20)	$(452)	$147,723	$12,947	$480,860

The accompanying notes are an integral part of these consolidated financial statements.

GREATBATCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The consolidated financial statements include the accounts of Greatbatch, Inc. and its wholly owned subsidiary Greatbatch Ltd. (collectively, the “Company” or “Greatbatch”). All intercompany balances and transactions have been eliminated in consolidation.

Nature of Operations – The Company operates its business in two reportable segments – Implantable Medical and Electrochem Solutions (“Electrochem”). The Company’s customers include large multi-national original equipment manufacturers (“OEMs”). The Implantable Medical segment is comprised of our Greatbatch Medical and QiG Group brands and designs and manufactures medical devices and components for the cardiac, neuromodulation, vascular and orthopaedic markets. The Implantable Medical segment offers complete medical devices including design, development, manufacturing, regulatory submission and supporting worldwide distribution, which is facilitated through the QiG Group and leverages the component technology of Greatbatch Medical. The devices designed and developed by the QiG Group are manufactured by Greatbatch Medical. The Implantable Medical segment also offers value-added assembly and design engineering services for its component products.

Electrochem designs, manufactures and distributes primary and rechargeable batteries, and battery packs for demanding applications in the portable medical, energy, environmental monitoring and security markets among others.

Fiscal Year End – The Company utilizes a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31st. Fiscal years 2012, 2011 and 2010 ended on December 28, 2012, December 30, 2011 and December 31, 2010, respectively. Fiscal years 2012, 2011 and 2010 all contained fifty-two weeks.

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

Level 1 — Valuation is based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Level 1 valuations do not entail a significant degree of judgment.

Level 2 — Valuation is determined from quoted prices for similar assets or liabilities in active markets, quoted prices for identical instruments in markets that are not active or by model-based techniques in which all significant inputs are observable in the market.

GREATBATCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Level 3 — Valuation is based on unobservable inputs that are significant to the overall fair value measurement. The degree of judgment in determining fair value is greatest for Level 3 valuations.

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

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, assumptions are required to reflect those that market participants would use in pricing the asset or liability at the measurement date. Note 18 “Fair Value Measurements” contains additional information on assets and liabilities recorded at fair value in the consolidated financial statements.

Cash and Cash Equivalents – Cash and cash equivalents consist of cash and highly liquid, short-term investments with maturities at the time of purchase of three months or less. The carrying amount of cash and cash equivalents approximated their fair value as of December 28, 2012 and December 30, 2011 based upon the short-term nature of these instruments.

Concentration of Credit Risk – Financial instruments that potentially subject the Company to concentration of credit risk consist principally of accounts receivable. A significant portion of the Company’s sales are to four customers, all in the medical device industry, and, as such, the Company is directly affected by the condition of those customers and that industry. However, the credit risk associated with trade receivables is partially mitigated due to the stability of those customers. The Company performs on-going credit evaluations of its customers. Note 19 “Business Segment, Geographic and Concentration Risk Information” contains information on sales and accounts receivable for these customers. The Company maintains cash deposits with major banks, which from time to time may exceed insured limits. The Company performs on-going credit evaluations of its banks.

Allowance for Doubtful Accounts – The Company provides credit, in the normal course of business, to its customers in the form of trade receivables. Credit is extended based on evaluation of a customer’s financial condition and collateral is not required. The Company maintains an allowance for those customer receivables that it does not expect to collect. The Company accrues its estimated losses from uncollectable accounts receivable to the allowance based upon recent historical experience, the length of time the receivable has been outstanding and other specific information as it becomes available. Provisions to the allowance for doubtful accounts are charged to current operating expenses. Actual losses are charged against this allowance when incurred. The carrying amount of trade receivables approximated their fair value as of December 28, 2012 based upon the short-term nature of these assets.

GREATBATCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories – Inventories are stated at the lower of cost, determined using the first-in first-out method, or market. Write-downs for excess, obsolete or expired inventory are based primarily on how long the inventory has been held as well as our estimates of forecasted net sales of that product. A significant change in the timing or level of demand for our products may result in recording additional write-downs for excess, obsolete or expired inventory in the future. Note 4 “Inventories” contains additional information on the Company’s inventory.

Property, Plant and Equipment (“PP&E”) – PP&E is carried at cost less accumulated depreciation. Depreciation is computed by the straight-line method over the estimated useful lives of the assets, as follows: buildings and building improvements 7-40 years; machinery and equipment 3-8 years; office equipment 3-10 years; and leasehold improvements over the remaining lives of the improvements or the lease term, if less. The cost of repairs and maintenance are expensed as incurred; renewals and betterments are capitalized. Upon retirement or sale of an asset, its cost and related accumulated depreciation or amortization is removed from the accounts and any gain or loss is recorded in operating income or expense. Note 6 “Property, Plant and Equipment, Net” contains additional information on the Company’s PP&E.

Business Combinations – The Company records its business combinations under the acquisition method of accounting. Under the acquisition method of accounting, the Company allocates the purchase price of each acquisition to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values at the date of acquisition. The fair value of identifiable intangible assets is based upon detailed valuations that use various assumptions made by management. Any excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired is allocated to goodwill. All direct acquisition-related costs are expensed as incurred.

In circumstances where an acquisition involves a contingent consideration arrangement, the Company recognizes a liability equal to the fair value of the contingent payments it expects to make as of the acquisition date. The Company re-measures this liability each reporting period and records changes in the fair value through Other Operating Expenses, Net. Increases or decreases in the fair value of the contingent consideration liability can result from changes in discount periods and rates, as well as changes in the timing, amount of, or the likelihood of achieving the applicable contingent consideration. See Note 18 “Fair Value Measurements” for additional information. Note 2 “Acquisitions” contains additional information on the Company’s acquisitions.

Amortizing Intangible Assets – Amortizing intangible assets consists primarily of purchased technology, patents and customer lists. The Company amortizes its definite-lived intangible assets over their estimated useful lives utilizing an accelerated or straight-line method of amortization, which approximates the projected distribution of cash flows used to fair value those intangible assets at the time of acquisition. When the straight-line method of amortization is utilized, the estimated useful life of the intangible asset is shortened to assure that recognition of amortization expense corresponds with the distribution of expected cash flows. The amortization period for the Company’s amortizing intangible assets are as follows: purchased technology and patents 5-15 years; customer lists 7-20 years and other intangible assets 1-10 years. Note 7 “Intangible Assets” contains additional information on the Company’s amortizing intangible assets.

GREATBATCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment of Long-Lived Assets – The Company assesses the impairment of definite-lived long-lived assets or asset groups when events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that are considered in deciding when to perform an impairment review include: A significant decrease in the market price of the asset or asset group; A significant change in the extent or manner in which a long-lived asset or asset group is being used or in its physical condition; A significant change in legal factors or in the business climate that could affect the value of a long-lived asset (asset group), including an action or assessment by a regulator; An accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction; A current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group; or a current expectation that, more likely than not, a long-lived asset or asset group will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The term more likely than not refers to a level of likelihood that is more than 50 percent.

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

Goodwill and other indefinite lived intangible assets recorded are not amortized but are periodically tested for impairment. The Company assesses goodwill for impairment by comparing the fair value of its reporting units to their carrying amounts on the last day of each fiscal year, or more frequently if certain events occur as described above. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the goodwill within the reporting unit is less than its carrying value. Fair values for reporting units are determined based on discounted cash flows and market multiples. Other indefinite lived intangible assets are assessed for impairment on the last day of each fiscal year, or more frequently if certain events occur as described above, by comparing the fair value of the intangible asset to its carrying value. The fair value is determined by using the income approach. Note 7 “Intangible Assets” contains additional information on the Company’s long-lived intangible assets.

Other Long-Term Assets – Other long-term assets includes deferred financing fees incurred in connection with the Company’s issuance of its convertible subordinated notes and revolving line of credit. These fees are amortized to Interest Expense using the effective interest method over the period from the date of issuance to the put option date (if applicable) or the maturity date, whichever is earlier. The amortization of deferred fees is included in Debt Related Amortization Included in Interest Expense in the Consolidated Statements of Cash Flows. Note 9 “Debt” contains additional information on the Company’s deferred financing fees.

GREATBATCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other long-term assets also include investments in equity securities of entities that are not publicly traded and which do not have readily determinable fair values. We account for investments in these entities under the cost or equity method depending on the type of ownership interest, as well as the Company’s ability to exercise influence over these entities. Equity method investments are initially recorded at cost, and are subsequently adjusted to reflect the Company’s share of earnings or losses of the investee. Cost method investments are recorded at cost. Each reporting period, management evaluates these cost and equity method investments to determine if there are any events or circumstances that are likely to have a significant effect on the fair value of the investment. Examples of such impairment indicators include, but are not limited to: a recent sale or offering of similar shares of the investment at a price below the Company’s cost basis; a significant deterioration in earnings performance; a significant change in the regulatory, economic or technological environment of the investee; or a significant doubt about an investee’s ability to continue as a going concern. If an impairment indicator is identified, management will estimate the fair value of the investment and compare it to its carrying value. The estimation of fair value considers all available financial information related to the investee, including, but not limited to, valuations based on recent third-party equity investments in the investee. If the fair value of the investment is less than its carrying value, the investment is impaired and a determination as to whether the impairment is other-than-temporary is made. Impairment is deemed to be other-than-temporary unless the Company has the ability and intent to hold the investment for a period sufficient for a market recovery up to the carrying value of the investment. Further, evidence must indicate that the carrying value of the investment is recoverable within a reasonable period. For other-than-temporary impairments, an impairment loss is recognized equal to the difference between the investment’s carrying value and its fair value. The Company has determined that these investments are not considered variable interest entities. The Company’s exposure related to these entities is limited to its recorded investment. These investments are in start-up research and development companies whose fair value is highly subjective in nature and subject to future fluctuations, which could be significant.

Income Taxes – The consolidated financial statements of the Company have been prepared using the asset and liability approach in accounting for income taxes, which requires the recognition of deferred income taxes for the expected future tax consequences of net operating losses, credits, and temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not that the asset will not be realized.

The Company accounts for uncertain tax positions using a more likely than not recognition threshold. The evaluation of uncertain tax positions is based on factors including, but not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position. These tax positions are evaluated on a quarterly basis. The Company recognizes interest expense related to uncertain tax positions as Provision for Income Taxes. Penalties, if incurred, are recognized as a component of Selling, General and Administrative Expenses (“SG&A”).

The Company and its subsidiary file a consolidated U.S. federal income tax return. State tax returns are filed on a combined or separate basis depending on the applicable laws in the jurisdictions where tax returns are filed. The Company also files foreign tax returns on a separate company basis in the countries in which it operates. See Note 14 “Income Taxes” for additional information.

Convertible Subordinated Notes (“CSN”) – For convertible debt instruments that may be settled in cash upon conversion, the Company accounts for the liability and equity components of those instruments in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.

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

The carrying amount of the conversion option was recorded in Additional Paid-In Capital with an offset to Long-Term Debt and is being amortized using the effective interest method over the period from the date of issuance to the maturity date. Deferred financing fees incurred in connection with the issuance of CSN, were allocated proportionally to the proceeds of the liability and equity components. The deferred financing fees allocated to the debt component are being amortized using the effective interest method over the period from the date of issuance to the maturity date. The deferred financing fees allocated to the equity component were recorded as an offset to Additional Paid-In Capital. The amortization of discount and deferred fees related to the Company’s convertible debt instruments is included in Depreciation and Amortization in the Consolidated Statements of Cash Flows. See Note 9 “Debt” for additional information.

Derivative Financial Instruments – The Company recognizes all derivative financial instruments in its consolidated financial statements at fair value. Changes in the fair value of derivative instruments are recorded in earnings unless hedge accounting criteria are met. The Company designates its interest rate swaps (See Note 9 “Debt”) and foreign currency contracts (See Note 15 “Commitments and Contingencies”) entered into as cash flow hedges. The effective portion of the changes in fair value of these cash flow hedges is recorded each period, net of tax, in Accumulated Other Comprehensive Income until the related hedged transaction occurs. Any ineffective portion of the changes in fair value of these cash flow hedges is recorded in earnings. In the event the hedged cash flow for forecasted transactions does not occur, or it becomes probable that they will not occur, the Company would reclassify the amount of any gain or loss on the related cash flow hedge to income (expense) at that time. Cash flows related to these derivative financial instruments are included in cash flows from operating activities.

Revenue Recognition – The Company recognizes revenue when it is realized or realizable and earned. This occurs when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, the buyer is obligated to pay us (i.e., not contingent on a future event), the risk of loss is transferred, there is no obligation of future performance, collectability is reasonably assured and the amount of future returns can reasonably be estimated. With regards to the Company’s customers (including distributors), those criteria are met at the time of shipment when title passes. The Company includes shipping and handling fees billed to customers in Sales. Shipping and handling costs associated with inbound and outbound freight are recorded in Cost of Sales. In certain instances the Company obtains component parts for sub-assemblies from its customers that are included in the final product sold back to the same customer. These amounts are excluded from Sales and Cost of Sales recognized by the Company. The cost of these customer supplied component parts amounted to $32.6 million, $27.9 million and $29.9 million in 2012, 2011 and 2010, respectively.

Product Warranties – The Company allows customers to return defective or damaged products for credit, replacement, or exchange. The Company warrants that its products will meet customer specifications and will be free from defects in materials and workmanship. The Company accrues its estimated exposure to warranty claims, through Cost of Sales, based upon recent historical experience and other specific information as it becomes available. Note 15 “Commitments and Contingencies” contains additional information on the Company’s product warranties.

GREATBATCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Research, Development and Engineering Costs, Net (“RD&E”) – RD&E costs are expensed as incurred. The primary costs are salary and benefits for personnel, material costs used in development projects and subcontracting costs. Cost reimbursements for engineering services from customers for whom the Company designs products are recorded as an offset to engineering costs upon achieving development milestones specified in the contracts. These reimbursements do not cover the complete cost of the development projects. Additionally, the technology developed under these cost reimbursement projects is owned by the Company and is utilized for future products developed for other customers.

In-process research and development (“IPR&D”) represents research projects acquired in a business combination which are expected to generate cash flows but have not yet reached technological feasibility. The primary basis for determining the technological feasibility of these projects is whether or not regulatory approval has been obtained. The Company classifies IPR&D acquired in a business combination as an indefinite-lived intangible asset until the completion or abandonment of the associated projects. Upon completion, the Company would determine the useful life of the IPR&D and begin amortizing the assets to reflect their use over their remaining lives. Upon permanent abandonment, the remaining carrying amount of the associated IPR&D would be written-off. The Company tests the IPR&D acquired for impairment at least annually, and more frequently if events or changes in circumstances indicate that the assets may be impaired. The impairment test consists of a comparison of the fair value of the intangible assets with their carrying amount. If the carrying amount exceeds its fair value, the Company would record an impairment loss in an amount equal to the excess.

Note 12 “Research, Development and Engineering Costs, Net” and Note 7 “Intangible Assets” contains additional information on the Company’s RD&E activities.

Stock-Based Compensation – The Company records compensation costs related to stock-based awards granted to employees based upon their estimated fair value on the grant date. Compensation cost for service-based awards is recognized ratably over the applicable vesting period. Compensation cost for nonmarket-based performance awards is reassessed each period and recognized based upon the probability that the performance targets will be achieved. Compensation cost for market-based performance awards is expensed ratably over the applicable vesting period and is recognized each period whether the performance metrics are achieved or not.

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

GREATBATCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amount of stock-based compensation expense recognized is based on the portion of the awards that are ultimately expected to vest. The Company estimates pre-vesting forfeitures at the time of grant by analyzing historical data and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The total expense recognized over the vesting period will only be for those awards that ultimately vest, excluding market and nonmarket performance award considerations. Note 11 “Stock-Based Compensation” contains additional information on the Company’s stock-based compensation.

Foreign Currency Translation – The Company translates all assets and liabilities of its foreign subsidiaries, where the U.S. dollar is not the functional currency, at the period-end exchange rate and translates income and expenses at the average exchange rates in effect during the period. The net effect of this translation is recorded in the consolidated financial statements as Accumulated Other Comprehensive Income. Translation adjustments are not adjusted for income taxes as they relate to permanent investments in the Company’s foreign subsidiaries.

Net foreign currency transaction gains and losses are included in Other Expense, Net and amounted to a loss of $0.3 million for 2012, $0.1 million for 2011 and $0.9 million for 2010.

Defined Benefit Plans – The Company recognizes in its balance sheet as an asset or liability the overfunded or underfunded status of its defined benefit plans provided to its employees located in Mexico, Switzerland and France. This asset or liability is measured as the difference between the fair value of plan assets and the benefit obligation of those plans. For these plans, the benefit obligation is the projected benefit obligation, which is calculated based on actuarial computations of current and future benefits for employees. Actuarial gains or losses and prior service costs or credits that arise during the period, but are not included as components of net periodic benefit expense, are recognized as a component of Accumulated Other Comprehensive Income. Defined benefit expenses are charged to Cost of Sales, SG&A and RD&E expenses as applicable. Note 10 “Defined Benefit Plans” contains additional information on these costs.

Earnings (Loss) Per Share (“EPS”) – Basic EPS is calculated by dividing Net Income (Loss) by the weighted average number of shares outstanding during the period. Diluted EPS is calculated by adjusting the weighted average number of shares outstanding for potential common shares, which consist of stock options, unvested restricted stock and restricted stock units and contingently convertible instruments.

Holders of the Company’s CSN may convert them into shares of the Company’s common stock under certain circumstances – See Note 9 “Debt.” The Company includes the effect of the conversion of these convertible notes in the calculation of diluted EPS using the if-converted method or the treasury method for instruments that may be settled in cash at the Company’s election and which the Company has the ability and intent to settle them in cash, as long as the effect is dilutive. For computation of EPS under conversion conditions, the number of diluted shares outstanding increases by the amount of shares that are potentially convertible during that period. Also, Net Income (Loss) is adjusted for the calculation to add back interest expense on the convertible notes as well as unamortized discount and deferred financing fee amortization recorded during the period. Note 16 “Earnings (Loss) Per Share” contains additional information on the computation of the Company’s EPS.

GREATBATCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Comprehensive Income (Loss) – The Company’s comprehensive income (loss) as reported in the Consolidated Statements of Operations and Comprehensive Income (Loss) includes net income (loss), foreign currency translation adjustments, the net change in cash flow hedges, and defined benefit plan liability adjustments. The Consolidated Statements of Operations and Comprehensive Income (Loss) and Note 17 “Accumulated Other Comprehensive Income” contains additional information on the computation of the Company’s comprehensive income (loss).

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of sales and expenses during the reporting period. Actual results could differ materially from those estimates.

Recently Issued Accounting Pronouncements – In the normal course of business, Management evaluates all new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”), Securities and Exchange Commission (“SEC”), Emerging Issues Task Force (“EITF”), American Institute of Certified Public Accountants (“AICPA”) or other authoritative accounting bodies to determine the potential impact they may have on the Company’s Consolidated Financial Statements. Based upon this review, except as noted below, Management does not expect any of the recently issued accounting pronouncements, which have not already been adopted, to have a material impact on the Company’s Consolidated Financial Statements.

On February 5, 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU adds new disclosure requirements either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income (“AOCI”) based on its source and the income statement line items affected by the reclassification. This ASU gives companies the flexibility to present the information either in the notes or parenthetically on the face of the financial statements provided that all of the required information is presented in a single location. This ASU is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. When adopted, this ASU will not have a material impact on the Company’s Consolidated Financial Statements as it only changes the disclosures surrounding AOCI.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU simplifies the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. The amendments allow an organization the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. An organization electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the organization determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. When adopted, this ASU will not have a material impact on the Company’s Consolidated Financial Statements as it only impacts the timing of when the Company is required to perform the two-step impairment tests of its indefinite-lived intangible assets other than goodwill.

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

This transaction was accounted for under the acquisition method of accounting. Accordingly, the operating results of NeuroNexus have been included in the Company’s Implantable Medical segment from the date of acquisition. For 2012, NeuroNexus added approximately $2.5 million to the Company’s revenue and decreased the Company’s net loss by $0.2 million. The purchase price of NeuroNexus consisted of cash payments of $11.7 million and potential future payments of up to an additional $2 million. These future payments are contingent upon the achievement of certain financial and development-based milestones and had an estimated fair value of $1.5 million as of the acquisition date.

The cost of the acquisition was preliminarily allocated to the assets acquired and liabilities assumed from NeuroNexus based on their fair values as of the close of the acquisition, with the amount exceeding the fair value of the net assets acquired being recorded as goodwill. The value assigned to certain assets and liabilities are preliminary and are subject to adjustment as additional information is obtained, including, but not limited to, the finalization of pre-acquisition tax positions. The valuation is expected to be finalized during the first quarter of 2013. When the valuation is finalized, any changes to the preliminary valuation of assets acquired or liabilities assumed may result in material adjustments to the fair value of the intangible assets acquired, as well as goodwill.

GREATBATCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

GREATBATCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets—The purchase price was preliminarily allocated to specific intangible assets as follows (dollars in thousands):

		Weighted		Weighted
	Fair	Average	Estimated	Average
	Value	Amortization	Useful	Discount
	Assigned	Period (Years)	Life (Years)	Rate
Amortizing Intangible Assets
Technology and patents	$1,058	6	10	14%
Customer lists	1,869	7	15	13%

	2,927	7	13	13%
Indefinite-lived Intangible Assets
In-process research and development	540	N/A	12	26%

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

IPR&D – IPR&D represents research projects which are expected to generate cash flows but have not yet reached technological feasibility. The Company used the income approach to determine the fair value of the IPR&D acquired. In arriving at the value of the IPR&D, management considered, among other factors: the projects’ stage of completion; the complexity of the work to be completed as of the acquisition date; the projected costs to complete the projects; the contribution of other acquired assets; and the estimated useful life of the technology. The Company applied a market-participant risk-adjusted discount rate to arrive at a present value as of the date of acquisition. The value assigned to IPR&D related to the development of micro-electrodes for deep brain mapping and electrocorticography, and is expected to be commercialized by 2014. For purposes of valuing the IPR&D, the Company estimated total costs to complete the projects to be approximately $1.5 million. If the projects are not successful or completed in a timely manner, the Company may not realize the financial benefits expected for these projects.

GREATBATCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Micro Power Electronics, Inc.

On December 15, 2011, Electrochem acquired all of the outstanding common and preferred stock of Micro Power Electronics, Inc. (“Micro Power”) headquartered in Beaverton, OR. Micro Power is a leading supplier of custom battery solutions, serving the portable medical, military and handheld automatic identification and data collection markets. The aggregate purchase price consisted of the amount paid to Micro Power shareholders ($57.6 million), payments to Micro Power’s creditors at closing ($6.6 million) and certain Micro Power transaction-related expenses ($7.6 million). The Company financed this acquisition with cash on hand and borrowed $45 million under its revolving credit facility. As of December 30, 2011, the Company had accrued $5.7 million of Micro Power transaction-related expenses, which were paid during 2012. During 2012, the Company completed the valuation and made adjustments to the Micro Power opening balance sheet based upon the receipt of information that was needed in order to complete the valuation of certain assets and liabilities. As a result, the Company reduced the fair value recorded for the Micro Power amortizing intangible assets acquired by $0.4 million and increased the amount of goodwill recorded by $0.4 million. The impact of these adjustments, individually and in the aggregate, was not considered material and therefore has not been reflected as a retrospective adjustment of the historical financial statements.

This transaction was accounted for under the acquisition method of accounting. Accordingly, the operating results of Micro Power have been included in the Company’s Electrochem segment from the date of acquisition and the cost of the acquisition was allocated to the assets acquired and liabilities assumed based on their fair values as of the close of the acquisition, with the amount exceeding the fair value of net assets acquired being recorded as goodwill. For 2011, the Micro Power acquisition added approximately $2.5 million to revenue and was neutral to net income.

GREATBATCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the allocation of the Micro Power purchase price to the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Assets acquired
Current assets	$25,620
Property, plant and equipment	1,650
Amortizing intangible assets	28,914
Goodwill	31,891
Other assets	94

Total assets acquired	88,169
Liabilities assumed
Current liabilities	13,679
Long-term liabilities	2,688

Total liabilities assumed	16,367

$71,802

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

Intangible assets – The purchase price was allocated to specific intangible assets as follows (dollars in thousands):

		Weighted		Weighted
	Fair	Average	Estimated	Average
	Value	Amortization	Useful	Discount
Amortizing Intangible Assets	Assigned	Period (Years)	Life (Years)	Rate
Technology and patents	$8,051	4	10	14%
Customer lists	19,569	5	14	12%
Noncompete agreement	915	4	8	14%
Trademarks and tradenames	379	2	2	13%

	$28,914	4	13	13%

The weighted average amortization period is less than the estimated useful life due to the Company using an accelerated amortization method, which approximates the projected cash flows used to determine the fair value those intangible assets.

GREATBATCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Technology and patents—Technology and patents consists of technical processes, patented and unpatented technology, manufacturing know-how, trade secrets and the understanding with respect to products or processes that have been developed by Micro Power and that will be leveraged in current and future products. The fair value of technology and patents acquired was determined utilizing the relief from royalty method, a form of the income approach, with royalty rates that ranged from 2% to 4%. The estimated useful life of the technology and patents was based upon management’s estimate of the product life cycle associated with technology and patents before they will be replaced by new technologies.

Customer lists – Customer lists represent the estimated fair value of both the contractual and non-contractual customer relationships Micro Power has as of the acquisition date. These relationships were valued separately from goodwill at the amount which an independent third party would be willing to pay for these relationships. The fair value of customer lists was determined using the multi-period excess-earnings method, a form of the income approach. The estimated useful life of the existing customer was based upon historical customer attrition as well as management’s understanding of the industry and product life cycles.

Trademarks and tradenames – Trademarks and tradenames represent the estimated fair value of corporate and product names acquired from Micro Power. These tradenames were valued separately from goodwill at the amount which an independent third party would be willing to pay for use of these names. The fair value of the trademarks and tradenames was determined by utilizing the relief from royalty method, a form of the income approach, with a 0.5% royalty rate.

Goodwill—The excess of the purchase price over the fair value of net tangible and intangible assets acquired was allocated to goodwill. Various factors contributed to the establishment of goodwill, including: the value of Micro Power’s highly trained assembled work force and management team; the expected revenue growth over time that is attributable to increased market penetration from future products and customers; and the incremental value to the Company’s Electrochem business from expanding and diversifying its revenues. The goodwill acquired in connection with the Micro Power acquisition was allocated to the Electrochem business segment and is not deductible for tax purposes.

GREATBATCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pro Forma Results (Unaudited)—The following unaudited pro forma information presents the consolidated results of operations of the Company, NeuroNexus and Micro Power as if those acquisitions occurred as of the beginning of fiscal years 2011 (NeuroNexus) and 2010 (Micro Power) (in thousands, except per share amounts):

	Year Ended
	December 28,	December 30,
	2012	2011
Sales	$646,617	$636,502
Net (loss) income	(4,973)	32,306
Earnings (loss) per share:
Basic	$(0.21)	$1.39
Diluted	$(0.21)	$1.37

The unaudited pro forma information presents the combined operating results of Greatbatch, NeuroNexus and Micro Power, with the results prior to the acquisition date adjusted to include the pro forma impact of the amortization of acquired intangible assets, the adjustment to interest expense reflecting the amount borrowed in connection with the acquisitions at Greatbatch’s interest rate, and the impact of income taxes on the pro forma adjustments utilizing the applicable statutory tax rate. The unaudited pro forma consolidated basic and diluted earnings (loss) per share calculations are based on the consolidated basic and diluted weighted average shares of Greatbatch. The unaudited pro forma results are presented for illustrative purposes only and do not reflect the realization of potential cost savings, and any related integration costs. Certain costs savings may result from the acquisition; however, there can be no assurance that these cost savings will be achieved. These pro forma results do not purport to be indicative of the results that would have been obtained, or to be a projection of results that may be obtained in the future.

3.	SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended
	December 28,	December 30,	December 31,
(in thousands)	2012	2011	2010
Noncash investing and financing activities:
Common stock contributed to 401(k) Plan	$4,793	$—	$—
Property, plant and equipment purchases included in accounts payable	2,522	4,455	2,614
Cash paid during the year for:
Interest	6,230	6,148	8,498
Income taxes	4,909	5,259	3,826
Acquisition of noncash assets	14,396	87,766	350
Liabilities assumed	1,244	16,483	—

GREATBATCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	INVENTORIES

Inventories are comprised of the following (in thousands):

	At
	December 28,	December 30,
	2012	2011
Raw materials	$58,204	$49,773
Work-in-process	30,022	36,603
Finished goods	18,386	23,537

Total	$106,612	$109,913

5.	ASSETS HELD FOR SALE

Assets held for sale, which are included in Prepaid Expenses and Other Current Assets, is comprised of the following (in thousands):

			At
	Disposal	Business	December 28,	December 30,
Asset	Group	Segment	2012	2011
Inventory	Wireless sensing	Electrochem	$288	$—
Technology	Wireless sensing	Electrochem	655	—
Inventory	Swiss orthopaedic product line	Implantable Medical	2,552	—
PP&E	Swiss orthopaedic product line	Implantable Medical	1,471	—
Technology	Swiss orthopaedic product line	Implantable Medical	476	—

			$5,442	$—

During 2012, the Company transferred inventory and technology related to Electrochem’s wireless sensing product line to held for sale. These assets are expected to be sold within the next year.

In connection with the sale of certain non-core Swiss orthopaedic product lines to an independent third party in the first quarter of 2013, during 2012, the Company transferred certain inventory, PP&E and technology to held for sale. Additionally, as the disposal group was considered a business, $2.9 million of goodwill was allocated to the disposal group in the first quarter of 2013 when the transaction closed. In connection with the transfer of these orthopaedic product lines to held for sale, the Company recognized a $3.6 million loss in Other Operating Expenses, Net in 2012 based upon the sales price to the third party. As this disposal group did not have cash flows that were clearly distinguishable, both operationally and for financial reporting purposes, from the rest of the Company, they were not considered discontinued operations in accordance with ASC 205. See Note 13 “Other Operating Expenses, Net.”

GREATBATCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment are comprised of the following (in thousands):

	At
	December 28,	December 30,
	2012	2011
Manufacturing machinery and equipment	$150,344	$149,136
Buildings and building improvements	87,357	75,229
Information technology hardware and software	29,823	33,881
Leasehold improvements	20,520	17,426
Furniture and fixtures	13,414	11,282
Land and land improvements	12,499	11,075
Construction work in process	15,441	13,302
Other	676	993

	330,074	312,324
Accumulated depreciation	(179,181)	(166,518)

Total	$150,893	$145,806

Depreciation expense for property, plant and equipment was as follows (in thousands):

	Year Ended
	December 28,	December 30,	December 31,
	2012	2011	2010
Depreciation expense	$31,575	$25,672	$26,104

Construction work in process at December 28, 2012 and December 30, 2011 primarily relates to the transfer of the Company’s orthopaedic operations performed at the Orvin and Corgemont, Switzerland facilities to existing facilities located in Fort Wayne, IN and Tijuana, Mexico; the expansion of the Company’s manufacturing infrastructure in order to support its medical device strategy; and the relocation of the Company’s global headquarters to Frisco, Texas. See Note 13 “Other Operating Expenses, Net” for a description of the Company’s significant capital investment projects.

GREATBATCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	INTANGIBLE ASSETS

Amortizing intangible assets, net are comprised of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount
At December 28, 2012
Purchased technology and patents	$95,576	$(61,659)	$1,932	$35,849
Customer lists	68,257	(18,929)	1,270	50,598
Other	4,434	(4,341)	805	898

Total amortizing intangible assets	$168,267	$(84,929)	$4,007	$87,345

At December 30, 2011
Purchased technology and patents	$97,324	$(54,054)	$842	$44,112
Customer lists	66,388	(14,009)	1,807	54,186
Other	5,174	(4,019)	805	1,960

Total amortizing intangible assets	$168,886	$(72,082)	$3,454	$100,258

Aggregate intangible asset amortization expense is comprised of the following (in thousands):

	Year Ended
	December 28,	December 30,	December 31,
	2012	2011	2010
Cost of sales	$7,489	$6,163	$5,897
SG&A	6,227	3,926	3,765
RD&E	545	367	—

Total intangible asset amortization expense	$14,261	$10,456	$9,662

Estimated future intangible asset amortization expense based upon the current carrying value is as follows (in thousands):

Estimated
Amortization
Expense
2013	$13,189
2014	13,424
2015	12,373
2016	10,078
2017	8,956
Thereafter	29,325

Total estimated amortization expense	$87,345

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

The change in indefinite-lived assets during 2012 is as follows (in thousands):

	Trademarks and Tradenames	IPR&D	Total
At December 30, 2011	$20,288	$—	$20,288
Indefinite-lived assets acquired	—	540	540

At December 28, 2012	$20,288	$540	$20,828

The change in goodwill during 2012 is as follows (in thousands):

	Implantable Medical	Electrochem	Total
At December 30, 2011	$297,232	$41,421	$338,653
Goodwill acquired	8,875	413	9,288
Foreign currency translation	1,094	—	1,094

At December 28, 2012	$307,201	$41,834	$349,035

As of December 28, 2012, no accumulated impairment loss has been recognized for the goodwill allocated to the Company’s Implantable Medical or Electrochem segments.

8.	ACCRUED EXPENSES

Accrued expenses are comprised of the following (in thousands):

	At
	December 28,	December 30,
	2012	2011
Salaries and benefits	$12,704	$13,618
Profit sharing and bonuses	12,488	19,971
Warranty	2,626	2,013
Swiss orthopaedic consolidation severance	9,567	—
Micro Power purchase price payable	—	5,690
Other	8,130	11,247

Total	$45,515	$52,539

GREATBATCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	DEBT

Long-term debt is comprised of the following (in thousands):

	At
	December 28,	December 30,
	2012	2011
Revolving line of credit	$33,000	$55,000
2.25% convertible subordinated notes	197,782	197,782
Unamortized discount	(5,368)	(16,832)

Total long-term debt	$225,414	$235,950

Revolving Line of Credit – The Company has a revolving credit facility (the “Credit Facility”), which provides a $400 million secured revolving credit facility, and can be increased by $200 million upon the Company’s request and approval by a majority of the lenders. The Credit Facility also contains a $15 million letter of credit subfacility and a $15 million swingline subfacility. The Credit Facility has a maturity date of June 24, 2016; provided, however, if CSN are not repaid in full, modified or refinanced before March 1, 2013, the maturity date of the Credit Facility is March 1, 2013. On February 20, 2013, the Company redeemed all outstanding CSN, which was funded with availability under the Credit Facility.

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

The Credit Facility contains limitations on the incurrence of indebtedness, liens and licensing of intellectual property, investments and certain payments. The Credit Facility permits the Company to engage in the following activities up to an aggregate amount of $250 million: 1) engage in permitted acquisitions in the aggregate not to exceed $250 million; 2) make other investments in the aggregate not to exceed $60 million; 3) make stock repurchases not to exceed $60 million in the aggregate; and 4) retire up to $198 million of CSN. At any time that the total leverage ratio of the Company for the two most recently ended fiscal quarters is less than 2.75 to 1.0, the Company may make an election to reset each of the amounts specified above. Additionally, these limitations can be waived upon the Company’s request and approval of a majority of the lenders. As of December 28, 2012, the Company had available to it 100% of the above limits as the Company reset these limits during 2012, except for the aggregate limit and other investments limit which are now $248 million and $58 million, respectively.

The Credit Facility requires the Company to maintain a rolling four quarter ratio of adjusted EBITDA to interest expense of at least 3.0 to 1.0, and a total leverage ratio of not greater than 4.0 to 1.0. The calculation of adjusted EBITDA and total leverage ratio excludes non-cash charges, extraordinary, unusual, or non-recurring expenses or losses, non-cash stock-based compensation, and non-recurring expenses or charges incurred in connection with permitted acquisitions. As of December 28, 2012, the Company was in compliance with all covenants.

GREATBATCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Credit Facility contains customary events of default. Upon the occurrence and during the continuance of an event of default, a majority of the lenders may declare the outstanding advances and all other obligations under the Credit Facility immediately due and payable.

The weighted average interest rate on borrowings under the Credit Facility as of December 28, 2012, was 2.07%. As of December 28, 2012, the Company had $367 million of borrowing capacity available under the Credit Facility. This amount may vary from period to period based upon the debt levels of the Company as well as the level of EBITDA, which impacts the covenant calculations as described above.

Interest Rate Swaps – From time to time, the Company enters into interest rate swap agreements in order to hedge against potential changes in cash flows on the outstanding debt on the Credit Facility. The receive variable leg of the interest rate swaps and the variable rate paid on the debt have the same rate of interest, excluding the credit spread, and resets and pays interest on the same date. In 2008, the Company entered into three receive floating-pay fixed interest rate swaps indexed to the six-month LIBOR rate, in order to hedge against potential changes in cash flows on the Company’s outstanding debt, which was also indexed to the six-month LIBOR rate. As of December 28, 2012, none of these interest rate swaps remain outstanding. During 2012, the Company entered into a three-year $150 million interest rate swap, which amortizes $50 million per year and will be effective in February 2013. For the outstanding debt being hedged, the Company intends to continue electing the one-month LIBOR as the benchmark interest rate. Information regarding the Company’s outstanding interest rate swap as of December 28, 2012 is as follows (dollars in thousands):

						Current	Fair
					Pay	Receive	Value	Balance
	Type of	Notional	Start	End	Fixed	Floating	December 28,	Sheet
Instrument	Hedge	Amount	Date	Date	Rate	Rate	2012	Location
Interest rate swap	Cash flow	$150,000	Feb-13	Feb-16	0.573%	$ N/A	$(638)	Other Long-Term Liabilities

The estimated fair value of the interest rate swap agreement represents the amount the Company expects to receive (pay) to terminate the contract. The Company accounts for its interest rate swaps as cash flow hedges. No portion of the change in fair value of the Company’s interest rate swaps during 2012, 2011 or 2010 was considered ineffective. The amount recorded as Interest Expense in 2012, 2011 and 2010 related to the Company’s interest rate swaps was $0.0 million, $0.4 million and $1.7 million, respectively.

Convertible Subordinated Notes – In March 2007, the Company completed a private placement of $197.8 million of convertible subordinated notes (“CSN”) at a 5% discount. CSN bear interest at 2.25% per annum, payable semi-annually, are due on June 15, 2013. The Company redeemed all outstanding CSN on February 20, 2013, which was funded with availability under the Credit Facility. As such, CSN is classified as long-term in the December 28, 2012 Consolidated Balance Sheet in accordance with ASC 470.

GREATBATCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The holders of CSN were able to convert the notes into shares of the Company’s common stock at a conversion price of $34.70 per share, which was equivalent to a conversion ratio of 28.8219 shares per $1,000 of principal. The conversion price and the conversion ratio adjusted automatically upon certain changes to the Company’s capitalization. The fair value of CSN as of December 28, 2012 was approximately $197.8 million and is based on recent sales prices.

The effective interest rate of CSN, which takes into consideration the amortization of the discount and deferred fees related to the issuance of these notes, is 8.5%. The discount on CSN was being amortized to the call date utilizing the effective interest method. As of December 28, 2012, the carrying amount of the discount related to the CSN conversion option was $4.6 million. As of December 28, 2012, the if-converted value of the CSN notes does not exceed their principal amount as the Company’s closing stock price of $22.89 per share did not exceed the conversion price of CSN.

The contractual interest and discount amortization for CSN were as follows (in thousands):

	Year Ended
	December 28,	December 30,	December 31,
	2012	2011	2010
Contractual interest	$4,450	$4,450	$4,450
Discount amortization	11,464	10,320	9,657

CSN were convertible at the option of the holders at such time as: (i) the closing price of the Company’s common stock exceeds 150% of the conversion price of the notes for 20 out of 30 consecutive trading days; (ii) the trading price per $1,000 of principal is less than 98% of the product of the closing sale price of common stock for each day during any five consecutive trading day period and the conversion rate per $1,000 of principal; (iii) CSN have been called for redemption; (iv) the Company distributes to all holders of common stock rights or warrants entitling them to purchase additional shares of common stock at less than the average closing price of common stock for the ten trading days immediately preceding the announcement of the distribution; (v) the Company distributes to all holders of common stock any form of dividend which has a per share value exceeding 5% of the price of the common stock on the day prior to such date of distribution; (vi) the Company effects a consolidation, merger, share exchange or sale of assets pursuant to which its common stock is converted to cash or other property; (vii) the occurrence of the period beginning 60 days prior to but excluding June 15, 2013; and (viii) certain fundamental changes, as defined in the indenture governing the notes, occur or are approved by the Board of Directors.

Conversions in connection with corporate transactions that constitute a fundamental change required the Company to pay a premium make-whole amount, based upon a predetermined table as set forth in the indenture agreement, whereby the conversion ratio on the notes would be increased by up to 6.3 shares per $1,000 of principal. The premium make-whole amount would have been paid in shares of common stock upon any such conversion, subject to the net share settlement feature of the notes described below.

GREATBATCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CSN contained a net share settlement feature that required the Company to pay cash for each $1,000 of principal to be converted. Any amounts in excess of $1,000 would be settled in shares of the Company’s common stock, or at the Company’s option, cash. The Company had a one-time irrevocable election to pay the holders in shares of its common stock, which it did not exercise.

CSN were redeemable by the Company at any time on or after June 20, 2012, or at the option of a holder upon the occurrence of certain fundamental changes, as defined in the indenture, affecting the Company. CSN were subordinated in right of payment to all of our senior indebtedness and effectively subordinated to all debts and other liabilities of the Company’s subsidiaries.

Deferred Financing Fees—The change in deferred financing fees is as follows (in thousands):

At December 31, 2010	$2,005
Financing costs deferred	2,213
Write-off during the period	(51)
Amortization during the period	(1,018)

At December 30, 2011	3,149
Amortization during the period	(1,093)

At December 28, 2012	$2,056

10.	DEFINED BENEFIT PLANS

Savings Plan – The Company sponsors a defined contribution 401(k) plan, which covers substantially all of its U.S. based employees. The plan provides for the deferral of employee compensation under Section 401(k) and a discretionary Company match. In 2012, 2011, and 2010, this match was 35% per dollar of participant deferral, up to 6% of the total compensation for each participant. Net costs related to this defined contribution plan were $2.0 million in 2012, $1.6 million in 2011, and $1.5 million in 2010.

In addition to the above, under the terms of the 401(k) plan document there is an annual discretionary defined contribution of up to 4% of each employee’s eligible compensation based upon the achievement of certain performance targets. This amount is contributed to the 401(k) plan in the form of Company stock. Compensation cost recognized related to the defined contribution plan was $1.9 million and $5.1 million in 2012 and 2011, respectively. No discretionary contribution was made for fiscal year 2010 as the Company did not achieve the applicable performance targets for that year. As of December 28, 2012, the 401(k) Plan held 653,455 shares of Company stock.

Education Assistance Program – The Company reimburses tuition, textbooks and laboratory fees for college or other job related programs for all of its U.S. based employees. The Company also reimburses college tuition for the dependent children of certain full-time U.S. based employees hired prior to 2012, which vests on a straight-line basis over ten years, up to the applicable local state university tuition rate. For certain employees and executives, the dependent children benefit is not limited. Minimum academic achievement is required in order to receive reimbursement under both programs. Aggregate expenses under the programs were $2.2 million, $1.5 million and $1.3 million in 2012, 2011 and 2010, respectively.

GREATBATCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Defined Benefit Plans – The Company is required to provide its employees located in Switzerland, Mexico, and France certain statutorily mandated defined benefits. Under these plans, benefits accrue to employees based upon years of service, position, age and compensation. The defined benefit pension plan provided to the Company’s employees located in Switzerland is a funded contributory plan while the plans that provide benefits to the Company’s employees located in Mexico and France are unfunded and noncontributory. The liability and corresponding expense related to these benefit plans is based on actuarial computations of current and future benefits for employees.

During 2012, the Company transferred most major functions performed at its facilities in Switzerland into other existing facilities. As a result, the Company curtailed its defined benefit plan provided to employees at those Swiss facilities during 2012. The Company has estimated that a net curtailment gain will be recognized as a result of this curtailment. In accordance with ASC 715, this gain will be recognized as the related employees are terminated. Additionally, as nearly all of the Swiss pension liability is expected to be paid off in the next year, the Company moved all Swiss pension plan assets into cash accounts during 2012. Swiss Plan assets are expected to be sufficient to cover plan liabilities.

GREATBATCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information relating to the funding position of the Company’s defined benefit plans as of the plans measurement date of December 28, 2012 and December 30, 2011 were as follows (in thousands):

	Year Ended
	December 28,	December 30,
	2012	2011
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$17,053	$15,961
Service cost	1,115	1,127
Interest cost	409	483
Prior service cost and plan amendments	—	(457)
Plan participants’ contribution	976	999
Actuarial loss	958	393
Benefits paid	229	(1,396)
Settlements/curtailments	(4,934)	—
Foreign currency translation	409	(57)

Projected benefit obligation at end of year	16,215	17,053

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	11,484	11,314
Employer contributions	1,050	1,041
Plan participants’ contributions	976	999
Actual gain (loss) on plan assets	644	(443)
Benefits paid	229	(1,380)
Settlements	(2,424)	—
Foreign currency translation	310	(47)

Fair value of plan assets at end of year	12,269	11,484

Projected benefit obligation in excess of plan assets at end of year	$3,946	$5,569

Defined benefit liability classified as other current liabilities	$23	$21

Defined benefit liability classified as long-term liabilities	$3,923	$5,548

Accumulated benefit obligation at end of year	$14,606	$14,962

GREATBATCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts recognized in Accumulated Other Comprehensive Income are as follows (in thousands):

	Year Ended
	December 28,	December 30,
	2012	2011
Net loss occurring during the year	$740	$1,306
Amortization of losses	(3,064)	(59)
Prior service cost	342	(459)
Amortization of prior service cost	(10)	(137)
Foreign currency translation	294	(5)

Pre-tax adjustment	(1,698)	646
Taxes	13	(80)

Net (gain) loss	$(1,685)	$566

The amortization of amounts in Accumulated Other Comprehensive Income expected to be recognized as components of net periodic benefit expense during 2013 are as follows (in thousands):

Amortization of net prior service credit	$31
Amortization of net loss	7

Net pension cost is comprised of the following (in thousands):

	Year Ended
	December 28,	December 30,
	2012	2011
Service cost	$1,115	$1,127
Interest cost	409	483
Expected return on assets	(425)	(470)
Recognized net actuarial loss	222	200

Net pension cost	$1,321	$1,340

The weighted-average rates used in the actuarial valuations were as follows:

	Projected Benefit Obligation		Net Pension Cost
	December 28,	December 30,
	2012	2011	2012	2011	2010
Discount rate	2.1%	2.5%	2.5%	2.9%	3.0%
Salary growth	2.4%	2.3%	2.3%	2.5%	2.5%
Expected rate of return on assets	0.0%	3.5%	3.5%	3.8%	4.0%

GREATBATCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The discount rate used is based on the yields of Switzerland AA bonds with a duration matching the duration of the liabilities plus approximately 50 basis points to reflect the risk of investing in corporate bonds. The expected rate of return on plan assets reflects earnings expectations on existing plan assets, which as a result of the Swiss pension plan curtailment, were all in cash as of the end of the current plan year.

Plan assets were comprised of the following (in thousands):

		Fair Value Measurements Using
	December 28,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2012	(Level 1)	(Level 2)	(Level 3)
Cash	$12,269	$12,269	$—	$—

Total	$12,269	$12,269	$—	$—

		Fair Value Measurements Using
	December 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
Cash	$179	$179	$—	$—
Equity securities:
U.S. companies	1,019	1,019	—	—
International companies	2,155	2,155	—	—
Emerging markets	415	415	—	—
Fixed income:
Government & government agencies	4,057	4,057	—	—
Corporate	1,860	1,860	—	—
Real-estate	1,064	—	1,064	—
Other	735	735	—	—

Total	$11,484	$10,420	$1,064	$—

The fair value of Level 1 plan assets are obtained by reference to the last quoted price of the identical security on the active market which it trades. The fair value of Level 2 plan assets are obtained from quoted market prices in inactive markets or valuation models with observable market data inputs to estimate fair value. These observable market data inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers and reference data.

GREATBATCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimated benefit payments over the next ten years are as follows (in thousands):

2013	$8,813
2014	272
2015	289
2016	307
2017	364
2018-2022	1,738

11.	STOCK-BASED COMPENSATION

The components and classification of stock-based compensation expense were as follows (in thousands):

	Year Ended
	December 28,	December 30,	December 31,
	2012	2011	2010
Stock options	$2,786	$2,511	$2,617
Restricted stock and units	6,233	4,526	4,267
401(k) stock contribution	1,885	5,045	—

Total stock-based compensation expense	$10,904	$12,082	$6,884

Cost of sales	$2,620	$4,184	$509
Selling, general and administrative	7,684	6,630	5,982
Research, development and engineering	600	1,268	393

Total stock-based compensation expense	$10,904	$12,082	$6,884

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

GREATBATCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s 2011 Stock Incentive Plan (“2011 Plan”) authorizes the issuance of up to 1,000,000 shares of equity incentive awards including nonqualified and incentive stock options, restricted stock, restricted stock units, stock bonuses and stock appreciation rights, subject to the terms of the 2011 Plan. The 2011 Plan does not limit the amount of restricted stock, restricted stock units or stock bonuses that may be awarded.

As of December 28, 2012, there were 508,233, 789,262 and 59,426 shares available for future grants under the 2011 Plan, 2009 Plan and 2005 Plan, respectively. Due to plan sub-limits, of the shares available for grant, only 731 shares and 54,307 shares may be awarded under the 2009 Plan and the 2005 Plan, respectively, in the form of restricted stock, restricted stock units or stock bonuses.

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

GREATBATCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted-average fair value and assumptions used are as follows:

	Year Ended
	December 28,	December 30,	December 31,
	2012	2011	2010
Weighted average grant date fair value	$8.20	$9.37	$8.24
Risk-free interest rate	0.83%	2.02%	2.62%
Expected volatility	40%	40%	40%
Expected life (in years)	5.3	5.3	5.4
Expected dividend yield	0%	0%	0%
Annual prevesting forfeiture rate	9%	9%	9%

The following table summarizes time-vested stock option activity:

	Number of Time-Vested Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In Millions)
Outstanding at January 1, 2010	1,362,123	$23.94
Granted	243,155	20.57
Exercised	(34,196)	19.26
Forfeited or expired	(107,526)	24.43

Outstanding at December 31, 2010	1,463,556	23.46
Granted	306,449	23.98
Exercised	(84,237)	21.41
Forfeited or expired	(126,997)	26.47

Outstanding at December 30, 2011	1,558,771	23.42
Granted	395,978	22.19
Exercised	(52,683)	20.77
Forfeited or expired	(126,219)	24.21

Outstanding at December 28, 2012	1,775,847	$23.17	6.0	$2.2

Expected to vest at December 28, 2012	1,725,786	$23.22	6.0	$2.1

Exercisable at December 28, 2012	1,458,885	$23.32	5.4	$1.9

GREATBATCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes performance-vested stock option activity:

	Number of Performance- Vested Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In Millions)
Outstanding at January 1, 2010	1,001,984	$24.48
Forfeited or expired	(257,461)	26.81

Outstanding at December 31, 2010	744,523	23.68
Exercised	(26,478)	22.53
Forfeited or expired	(239,681)	22.29

Outstanding at December 30, 2011	478,364	24.44
Exercised	(7,657)	22.04
Forfeited or expired	(185,782)	26.35

Outstanding at December 28, 2012	284,925	$23.26	4.3	$0.1

Expected to vest at December 28, 2012	284,925	$23.26	4.3	$0.1

Exercisable at December 28, 2012	284,925	$23.26	4.3	$0.1

Intrinsic value is calculated for in-the-money options (exercise price less than market price) outstanding and/or exercisable as the difference between the market price of the Company’s common shares as of December 28, 2012 ($22.89) and the weighted average exercise price of the underlying stock options, multiplied by the number of options outstanding and/or exercisable. As of December 28, 2012, $2.3 million of unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average period of approximately 2 years. Shares are distributed from the Company’s authorized but unissued reserve upon the exercise of stock options or treasury stock if available. The Company does not intend to purchase treasury shares to fund the future exercises of stock options.

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

GREATBATCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides certain information relating to the exercise of stock options (in thousands):

	Year Ended
	December 28,	December 30,	December 31,
	2012	2011	2010
Intrinsic value	$148	$501	$112
Cash received	1,263	2,401	659
Tax expense realized	(132)	(146)	(41)

Restricted Stock and Restricted Stock Units

Time-vested restricted stock and restricted stock unit awards granted typically vest in equal annual installments over a four year period. The fair value of time-based as well as nonmarket-based performance restricted stock and restricted stock unit awards is equal to the fair value of the Company’s stock on the date of grant. The following table summarizes time-vested restricted stock and unit activity:

	Time-Vested Activity	Weighted Average Fair Value
Nonvested at January 1, 2010	160,998	$24.82
Granted	124,747	21.11
Vested	(147,434)	23.05
Forfeited	(14,925)	23.45

Nonvested at December 31, 2010	123,386	22.57
Granted	31,625	23.49
Vested	(80,825)	22.80
Forfeited	(4,244)	22.98

Nonvested at December 30, 2011	69,942	22.69
Granted	92,265	23.49
Vested	(74,901)	22.83
Forfeited	(7,037)	22.56

Nonvested at December 28, 2012	80,269	$23.48

Performance-vested restricted stock granted prior to 2010 vests upon the achievement of certain annual diluted EPS targets by the Company, or the seventh anniversary date of the award.

GREATBATCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The performance-based restricted stock units granted only vest if certain market-based performance metrics are achieved. The amount of shares that ultimately vest range from 0 shares to 781,446 shares based upon the total shareholder return of the Company relative to the Company’s compensation peer group over a three year performance period beginning in the year of grant. The fair value of the restricted stock units was determined by utilizing a Monte Carlo simulation model, which projects the value of Greatbatch stock versus the peer group under numerous scenarios and determines the value of the award based upon the present value of these projected outcomes. The following table summarizes performance-vested restricted stock and stock unit activity related to the Company’s plans:

	Performance- Vested Activity	Weighted Average Fair Value
Nonvested at January 1, 2010	24,000	$23.07
Granted	289,654	14.43
Vested	(21,558)	15.12
Forfeited	(8,299)	14.56

Nonvested at December 31, 2010	283,797	15.10
Granted	279,415	18.21
Vested	(6,600)	17.94
Forfeited	(26,869)	15.85

Nonvested at December 30, 2011	529,743	16.68
Granted	332,918	15.30
Vested	(15,500)	24.64
Forfeited	(64,715)	15.72

Nonvested at December 28, 2012	782,446	$16.02

The realized tax benefit (expense) from the vesting of restricted stock and restricted stock units was ($0.02 million), $0.008 million and $0.01 million for 2012, 2011 and 2010, respectively. As of December 28, 2012, there was $6.2 million of total unrecognized compensation cost related to the restricted stock and restricted stock unit awards. That cost is expected to be recognized over a weighted-average period of approximately 2 years. The fair value of shares vested in 2012, 2011 and 2010 was $1.5 million, $1.9 million and $4.1 million, respectively.

12.	RESEARCH, DEVELOPMENT AND ENGINEERING COSTS, NET

Research, Development and Engineering Costs, Net are comprised of the following (in thousands):

	Year Ended
	December 28,	December 30,	December 31,
	2012	2011	2010
Research and development costs	$24,071	$19,014	$17,378
Engineering costs	38,777	35,472	34,208
Less: cost reimbursements	(10,358)	(8,973)	(6,567)

Total research, development and engineering costs, net	$52,490	$45,513	$45,019

GREATBATCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	OTHER OPERATING EXPENSES, NET

Other Operating Expenses, Net is comprised of the following (in thousands):

	Year Ended
	December 28,	December 30,	December 31,
	2012	2011	2010
Orthopaedic facility optimization	$32,482	$425	$225
Medical device facility optimization	1,525	—	—
ERP system upgrade	5,041	—	—
2007 & 2008 facility shutdowns and consolidations	—	—	1,348
Integration costs	1,460	—	42
Asset dispositions, severance and other	1,838	168	2,943

	$42,346	$593	$4,558

Orthopaedic facility optimization. In 2010, the Company began updating its Indianapolis, IN facility to streamline operations, consolidate two buildings, increase capacity, further expand capabilities and reduce dependence on outside suppliers. This initiative was completed in 2011.

In 2011, the Company began construction on an orthopaedic manufacturing facility in Fort Wayne, IN and transferred manufacturing operations being performed at its Columbia City, IN location into this new facility. This initiative was completed in 2012.

During 2012, the Company transferred most major functions performed at its facilities in Orvin and Corgemont, Switzerland into existing facilities in Fort Wayne, IN and Tijuana, Mexico. In connection with this consolidation, in 2012, the Company entered into an agreement to sell certain non-core Swiss orthopaedic product lines to an independent third party including inventory, PP&E and technology on hand related to these product lines. This transaction closed in the first quarter of 2013. See Note 5 “Assets Held for Sale.”

The total capital investment expected to be incurred for these initiatives is between $25 million and $35 million, of which $20.9 million has been expended to date. Total expense expected to be incurred for these initiatives is between $30 million and $36 million, of which $33.1 million has been incurred to date. All expenses have been and will be recorded within the Implantable Medical segment and are expected to include the following:

•	Severance and retention—$9 million—$11 million;

•	Accelerated depreciation and asset write-offs—$13 million—$15 million;

•	Other—$8 million—$10 million.

All expenses are cash expenditures, except accelerated depreciation and asset write-offs.

GREATBATCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The change in accrued liabilities related to the Orthopaedic facility optimizations is as follows (in thousands):

	Severance and Retention	Accelerated Depreciation/Asset Write-offs	Other	Total
At December 30, 2011	$—	$—	$—	$—
Restructuring charges	10,049	14,759	7,674	32,482
Write-offs	—	(14,759)	—	(14,759)
Cash payments	(482)	—	(7,674)	(8,156)

At December 28, 2012	$9,567	$—	$—	$9,567

Medical device facility optimization. Near the end of 2011, the Company initiated plans to upgrade and expand its manufacturing infrastructure in order to support its medical device strategy. This includes the transfer of certain product lines to create additional capacity for the manufacture of medical devices, expansion of two existing facilities, as well as the purchase of equipment to enable the production of medical devices. These initiatives are expected to be completed over the next two to three years. Total capital investment under these initiatives is expected to be between $15 million to $20 million of which approximately $9.9 million has been expended to date. Total expenses expected to be incurred on these projects is between $2 million to $3 million of which $1.5 million has been incurred to date. All expenses have been and will be recorded within the Implantable Medical segment and are expected to include the following:

•	Production inefficiencies, moving and revalidation: $0.5 million—$1 million;

•	Personnel: $1 million—$1.5 million; and

•	Other: $1.0 million.

The change in accrued liabilities related to the medical device facility optimization is as follows (in thousands):

	Production Inefficiencies, Moving and Revalidation	Personnel	Other	Total
At December 30, 2011	$—	$—	$—	$—
Restructuring charges	652	630	243	1,525
Cash payments	(652)	(630)	(243)	(1,525)

At December 28, 2012	$—	$—	$—	$—

GREATBATCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ERP system upgrade. In 2011, the Company initiated plans to upgrade its existing global ERP system. This initiative is expected to be completed over the next year. Total capital investment under this initiative is expected to be between $4 million to $5 million of which approximately $3.0 million has been expended to date. Total expenses expected to be incurred on this initiative is between $5 million to $7 million of which $5.0 million has been incurred to date. All expenses are cash expenditures, except accelerated depreciation and asset write-offs. Expenses related to this initiative are recorded within the corporate cost center and include the following:

•	Training and consulting costs: $3 million—$4.5 million; and

•	Accelerated depreciation and asset write-offs: $2 million – $2.5 million.

The change in accrued liabilities related to the ERP system upgrade is as follows (in thousands):

	Training & Consulting Costs	Accelerated Depreciation/ Asset Write-offs	Total
At December 30, 2011	$—	$—	$—
Charges	2,875	2,166	5,041
Write-offs	—	(2,166)	(2,166)
Cash payments	(2,706)	—	(2,706)

At December 28, 2012	$169	$—	$169

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

GREATBATCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All categories of costs are considered to be cash expenditures, except accelerated depreciation and asset write-offs. For 2010, costs relating to these initiatives of $0.3 million and $1.0 million were included in the Implantable Medical and Electrochem business segments, respectively.

As a result of these consolidation initiatives, one Implantable Medical and one Electrochem facility were sold in 2010, which resulted in net cash proceeds of $2.4 million. For 2010, write-downs of $1.0 million were recorded relating to these facilities and were included in Other Operating Expenses, Net.

Integration costs. During 2012, the Company incurred costs related to the integration of Micro Power and NeuroNexus. These expenses were primarily for retention bonuses, travel cost in connection with integration efforts, training and severance, which will not be required or incurred after the integrations are completed. During 2010, the Company incurred costs related to the integration of the companies acquired in 2007 and 2008.

Asset dispositions, severance and other. During 2012, 2011 and 2010, the Company recorded write-downs in connection with various asset disposals, net of insurance proceeds received, if any. Additionally, during 2012 the Company incurred $1.2 million of costs related to the relocation of its global headquarters to Frisco, Texas. During 2011, the Company incurred $0.6 million of due diligence related costs in connection with its purchase of Micro Power. During 2010, we realigned resources within Implantable Medical, which included the elimination of certain positions globally. Severance charges associated with this realignment were $2.3 million.

14.	INCOME TAXES

The U.S. and international components of income before provision for income taxes were as follows (in thousands):

	Year Ended
	December 28,	December 30,	December 31,
	2012	2011	2010
U.S.	$36,057	$43,610	$46,217
International	(29,327)	4,782	3,108

	$6,730	$48,392	$49,325

GREATBATCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provision for income taxes was comprised of the following (in thousands):

	Year Ended
	December 28,	December 30,	December 31,
	2012	2011	2010
Current:
Federal	$4,747	$5,150	$(671)
State	381	(40)	179
International	668	1,384	1,260

	5,796	6,494	768

Deferred:
Federal	6,615	8,028	15,409
State	175	599	300
International	(1,057)	149	(290)

	5,733	8,776	15,419

	$11,529	$15,270	$16,187

The provision for income taxes differs from the U.S. statutory rate due to the following:

	Year Ended
	December 28,	December 30,	December 31,
	2012	2011	2010
Statutory rate	35.0%	35.0%	35.0%
Change in tax rate—loss of Swiss tax holiday	25.6	—	—
Federal tax credits	—	(3.7)	(2.6)
Foreign rate differential	50.7	0.3	(0.8)
Uncertain tax positions	(10.1)	(1.3)	(1.3)
State taxes, net of federal benefit	4.9	0.3	(0.3)
Valuation allowance	67.6	0.1	1.7
Other	(2.4)	0.9	1.1

Effective tax rate	171.3%	31.6%	32.8%

GREATBATCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax assets (liabilities) consist of the following (in thousands):

	At
	December 28,	December 30,
	2012	2011
Tax credits	$6,884	$7,362
Net operating loss carryforwards	14,637	11,106
Inventories	3,911	4,441
Accrued expenses	4,129	2,961
Stock-based compensation	8,502	6,378
Other	465	1,052

Gross deferred tax assets	38,528	33,300
Less valuation allowance	(12,768)	(7,775)

Net deferred tax assets	25,760	25,525

Property, plant and equipment	(2,648)	(2,572)
Intangible assets	(59,774)	(54,874)
Convertible subordinated notes	(36,462)	(33,849)

Gross deferred tax liabilities	(98,884)	(91,295)

Net deferred tax liability	$(73,124)	$(65,770)

Presented as follows:
Current deferred tax asset	$7,678	$7,828
Current deferred tax liability	(874)	(845)
Noncurrent deferred tax asset	2,534	2,450
Noncurrent deferred tax liability	(82,462)	(75,203)

	$(73,124)	$(65,770)

As of December 28, 2012, the Company has the following carryforwards available:

	Tax	Amount		Begin to
Jurisdiction	Attribute	(in millions)		Expire
U.S.	Net Operating Loss	$11.2	(1)	2025
International	Net Operating Loss	38.1	(1)	2013
State	Net Operating Loss	29.5	(1)	Various
U.S. and State	R&D Tax Credit	1.7	(1)	Various
State	Investment Tax Credit	5.4		Various

(1)	The utilization of certain net operating losses and credits is subject to an annual limitation under Internal Revenue Code Section 382.

Certain federal tax credits reported on filed income tax returns included uncertain tax positions taken in prior years. Due to the application of the accounting for uncertain tax positions, the actual tax attributes are larger than the tax credits for which a deferred tax asset is recognized for financial statement purposes.

GREATBATCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In assessing the realizability of deferred tax assets, management considers, within each taxing jurisdiction, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the consideration of the weight of both positive and negative evidence, management has determined that a portion of the deferred tax assets as of December 28, 2012 and December 30, 2011 related to certain state investment tax credits and net operating losses will not be realized.

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

Below is a summary of changes to the unrecognized tax benefit (in thousands):

	Year Ended
	December 28,	December 30,	December 31,
	2012	2011	2010
Balance, beginning of year	$1,580	$2,756	$3,418
Additions based upon tax positions related to the current year	—	300	300
Additions recorded as part of business combinations	—	260	—
Additions related to prior period tax positions, net	210	—	222
Reductions relating to settlements with tax authorities	(522)	—	—
Reductions as a result of a lapse of applicable statute of limitations	(298)	(1,736)	(1,184)

Balance, end of year	$970	$1,580	$2,756

The tax years that remain open and subject to tax audits varies depending on the tax jurisdiction. An audit of the consolidated federal 2009 and 2010 tax returns were completed during 2012. It is reasonably possible that a reduction of approximately $0.1 million of the balance of unrecognized tax benefits may occur within the next 12 months as a result of the lapse of the statute of limitations and potential audit settlements. As of December 28, 2012, approximately $0.8 million of unrecognized tax benefits would favorably impact the effective tax rate (net of federal impact on state issues), if recognized.

GREATBATCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The American Taxpayer Relief Act of 2012 (the “Act”) was signed into law on January 2, 2013. The Act retroactively restored several expired business tax provisions, including the Section 41 research and experimentation credit that had expired on December 31, 2011. Under the American Taxpayer Relief Act of 2012, the section 41 research tax credit is extended for two years retroactively from January 1, 2012 through December 31, 2013. As the Act was signed into law on January 2, 2013, Greatbatch will record a benefit for the section 41 research tax credits earned in 2012 as a discrete item in the first quarter of fiscal 2013 and credits earned in 2013 will be recognized through the fiscal 2013 effective rate.

15.	COMMITMENTS AND CONTINGENCIES

Litigation – On December 21, 2012, Electrochem and several other unaffiliated parties were named as defendants in a personal injury and wrongful death action filed in the 113th Judicial District Court of Harris County, Texas. The complaint seeks damages alleging marketing defects and failure to warn, negligence and gross negligence relating to a product Electrochem manufactured and sold to a customer, one of the other named defendants, which, in turn, incorporated the Electrochem product into its own product which it sold to its customer, another named defendant. The cost of defense in this matter is the responsibility of Electrochem’s customer. Electrochem also has product liability insurance coverage. Electrochem has meritorious defenses and intends to vigorously defend the matter. Given the early stages of this action, the amount of loss or range of possible loss cannot be reasonably estimated at this time.

As previously reported, in 2002, a former Electrochem customer, Input/Output, Inc., now known as ION Geophysical Corporation (“Input/Output”), commenced an action against the Company. After trial in September 2009, a jury found in favor of Input/Output on fraud, unfair trade practices and breach of contract claims. The final judgment in the matter included an award of prejudgment interest bringing the total judgment to approximately $33 million. During 2009, the Company accrued $34.5 million in connection with the Electrochem Litigation. The Company’s post-trial motion for a new trial was denied, and the Company appealed the judgment to the Louisiana Court of Appeal. In December 2010, the Company entered into a settlement agreement with Input/Output. Under terms of this agreement, Input/Output released the Company of any liability in connection with the jury verdict and in return for that release, the Company paid Input/Output $25 million. In the fourth quarter of 2010, the Company recognized a gain for the remaining $9.5 million of the previous accrual which was recognized within the Electrochem segment.

The Company is a party to various other legal actions arising in the normal course of business. While the Company does not expect that the ultimate resolution of any of these pending actions will have a material effect on its consolidated results of operations, financial position, or cash flows, litigation is subject to inherent uncertainties. However, litigation is subject to inherent uncertainties and there can be no assurance that any pending legal action, which the Company currently believes to be immaterial, does not become material in the future.

License agreements – The Company is a party to various license agreements for technology that is utilized in certain of its products. The most significant of these agreements are the licenses for basic technology used in the production of wet tantalum capacitors, filtered feedthroughs and MRI compatible lead systems. Expenses related to license agreements were $3.1 million, $2.8 million and $2.5 million, for 2012, 2011 and 2010, respectively, and are included in Cost of Sales.

GREATBATCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Product Warranties – The Company generally warrants that its products will meet customer specifications and will be free from defects in materials and workmanship.

The change in product warranty liability was comprised of the following (in thousands):

	Year Ended
	December 28,	December 30,
	2012	2011
Beginning balance	$2,013	$2,313
Warranty reserves acquired	—	210
Additions to warranty reserve	1,681	375
Warranty claims paid	(1,068)	(887)
Foreign currency effect	—	2

Ending balance	$2,626	$2,013

Operating Leases – The Company is a party to various operating lease agreements for buildings, equipment and software. The Company primarily leases buildings, which accounts for the majority of the future lease payments. Lease expense includes the effect of escalation clauses and leasehold improvement incentives which are accounted for ratably over the lease term.

Operating lease expense was as follows (in thousands):

	Year Ended
	December 28,	December 30,	December 31,
	2012	2011	2010
Operating lease expense	$4,024	$2,704	$3,114

Minimum future estimated annual operating lease expense are as follows (in thousands):

2013	$4,601
2014	4,368
2015	3,766
2016	3,176
2017	1,203
Thereafter	1,930

Total estimated operating lease expense	$19,044

Self-Insured Medical Plan – The Company self-funds the medical insurance coverage provided to its U.S. based employees. For 2012, the risk to the Company was limited through the use of stop loss insurance, which had an annual maximum aggregate loss of $13.5 million with a maximum benefit of $1.0 million. For 2013, the Company has specific stop loss coverage per associate for claims in the year exceeding $225 thousand per associate with no annual maximum aggregate stop loss coverage. As of December 28, 2012 and December 30, 2011, the Company had $1.4 million and $1.6 million accrued related to the self-insurance of its medical plan, respectively. This accrual is recorded in Accrued Expenses in the Consolidated Balance Sheet, and is primarily based upon claim history.

GREATBATCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Purchase Commitments – Contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The Company’s purchase orders are normally based on its current manufacturing needs and are fulfilled by its vendors within short time horizons. The Company enters into blanket orders with vendors that have preferred pricing and terms, however these orders are normally cancelable by us without penalty. As of December 28, 2012, the total contractual obligation related to such expenditures is approximately $24.7 million and will primarily be financed by existing cash and cash equivalents, cash generated from operations, or the Credit Facility. The Company also enters into contracts for outsourced services; however, the obligations under these contracts were not significant and the contracts generally contain clauses allowing for cancellation without significant penalty.

Foreign Currency Contracts – The Company has entered into forward contracts to purchase Mexican pesos in order to hedge the risk of peso-denominated payments associated with the operations at its Tijuana, Mexico facility.

The impact to the Company’s results of operations from these forward contracts was as follows (in thousands):

	Year Ended
	December 28,	December 30,	December 31,
	2012	2011	2010
Reduction in Cost of Sales	$79	$556	$483
Ineffective portion of change in fair value	—	—	—

Information regarding the Company’s outstanding foreign currency contracts as of December 28, 2012 is as follows (dollars in thousands):

		Aggregate
	Type of	Notional	Start	End		Fair	Balance Sheet
Instrument	Hedge	Amount	Date	Date	$/Peso	Value	Location
FX Contract	Cash flow	6,000	Jan-13	Dec-13	0.0727	222	Current Assets
FX Contract	Cash flow	6,000	Jan-13	Dec-13	0.0693	535	Current Assets

						$757

Workers’ Compensation Trust – The Company was a member of a group self-insurance trust that provided workers’ compensation benefits to employees of the Company in Western New York (the “Trust”). Under the Trust agreement, each participating organization has joint and several liability for Trust obligations if the assets of the Trust are not sufficient to cover those obligations. During 2011, the Company was notified by the Trust of its intentions to cease operations at the end of 2011 and was assessed $0.6 million as an estimate of its pro-rata share of future costs related to the Trust. This amount was accrued and paid in 2011. Based on actual experience, the Company could receive a refund or be assessed additional contributions for workers’ compensation claims. In 2012, the Company utilized traditional insurance to provide workers’ compensation benefits.

GREATBATCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	EARNINGS (LOSS) PER SHARE

The following table illustrates the calculation of Basic and Diluted EPS (in thousands, except per share amounts):

	Year Ended
	December 28,	December 30,	December 31,
	2012	2011	2010
Numerator for basic EPS:
Net income (loss)	$(4,799)	$33,122	$33,138
Effect of dilutive securities:
Interest expense and deferred financing fees on convertible notes, net of tax	—	—	241

Numerator for diluted EPS	$(4,799)	$33,122	$33,379

Denominator for basic EPS:
Weighted average shares outstanding	23,584	23,258	23,070
Effect of dilutive securities:
Convertible notes	—	—	347
Stock options, restricted stock and restricted stock units	—	378	385

Denominator for diluted EPS	23,584	23,636	23,802

Basic EPS	$(0.20)	$1.42	$1.44

Diluted EPS	$(0.20)	$1.40	$1.40

The diluted weighted average share calculations do not include the following securities, which are not dilutive to the EPS calculations or the performance criteria have not been met:

	Year Ended
	December 28,	December 30,	December 31,
	2012	2011	2010
Time-vested stock options, restricted stock and restricted stock units	2,142,000	909,000	1,061,000
Performance-vested stock options and restricted stock units	781,000	649,000	609,000

For all periods presented, no shares related to CSN were included in the diluted EPS calculations as the average share price of the Company’s common stock for those periods did not exceed CSN’s conversion price per share.

GREATBATCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated Other Comprehensive Income is comprised of the following (in thousands):

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total Pre-Tax Amount	Tax	Net-of-Tax Amount
At December 30, 2011	$(2,660)	$(538)	$11,526	$8,328	$601	$8,929
Unrealized gain on cash flow hedges	—	737	—	737	(258)	479
Realized gain on cash flow hedges	—	(79)	—	(79)	28	(51)
Net defined benefit plan liability adjustments	1,698	—	—	1,698	(13)	1,685
Foreign currency translation gain	—	—	1,905	1,905	—	1,905

At December 28, 2012	$(962)	$120	$13,431	$12,589	$358	$12,947

18.	FAIR VALUE MEASUREMENTS

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

Foreign currency contracts—The fair value of foreign currency contracts are determined through the use of cash flow models that utilize observable market data inputs to estimate fair value. These observable market data inputs include foreign exchange rate and credit spread curves. In addition to the above, the Company received fair value estimates from the foreign currency contract counterparty to verify the reasonableness of the Company’s estimates. The Company’s foreign currency contracts are categorized in Level 2 of the fair value hierarchy. The fair value of the Company’s foreign currency contracts will be realized as Cost of Sales as the inventory, which the contracts are hedging the cash flows to produce, is sold, of which approximately $0.8 million is expected to be realized within the next twelve months.

Interest rate swap—The fair value of the Company’s interest rate swap outstanding at December 28, 2012 was determined through the use of a cash flow model that utilizes observable market data inputs. These observable market data inputs include LIBOR, swap rates, and credit spread curves. In addition to the above, the Company received a fair value estimate from the interest rate swap counterparty to verify the reasonableness of the Company’s estimate. This fair value calculation was categorized in Level 2 of the fair value hierarchy.

GREATBATCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accrued contingent consideration – The fair value of accrued contingent consideration recorded by the Company represents the estimated fair value of the contingent consideration the Company expects to pay to the former shareholders of NeuroNexus based upon the achievement of certain financial and development-based milestones. The fair value of the contingent consideration liability was estimated by discounting to present value, contingent payments expected to be made. The Company used risk-adjusted discount rates to derive the fair value of the expected obligations as of the acquisition date, which the Company believes are representative of market participant assumptions. Changes in accrued contingent consideration were as follows (in thousands):

At December 30, 2011	$—
Contingent consideration liability recorded	1,500
Fair value adjustments	30

At December 28, 2012	$1,530

The recurring Level 3 fair value measurements of the Company’s contingent consideration liability include the following significant unobservable inputs (dollars in thousands):

Contingent Consideration Liability	Fair Value at December 28, 2012	Valuation Technique	Unobservable Inputs
Financial milestones	$870	Discounted cash flow	Discount rate	12%
			Projected year of payment	2014
Development milestones	$660	Discounted cash flow	Discount rate	20%
			Projected year of payment	2015

The following tables provide information regarding assets and liabilities recorded at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
		Quoted
		Prices in	Significant
		Active Markets	Other	Significant
	At	for Identical	Observable	Unobservable
	December 28,	Assets	Inputs	Inputs
Description	2012	(Level 1)	(Level 2)	(Level 3)
Assets
Foreign currency contracts (Note 15)	$757	$—	$757	$—
Liabilities
Accrued contingent consideration	$1,530	$—	$—	$1,530
Interest rate swap	638	—	638	—

GREATBATCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Measurements Using
		Quoted
		Prices in	Significant
		Active Markets	Other	Significant
	At	for Identical	Observable	Unobservable
	December 30,	Assets	Inputs	Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)
Liabilities
Foreign currency contracts	$538	$—	$538	$—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Fair value standards also apply to certain assets and liabilities that are measured at fair value on a nonrecurring basis. A summary of the valuation methodologies for assets and liabilities measured on a nonrecurring basis is as follows:

Cost and equity method investments—The Company holds investments in equity and other securities that are accounted for as either cost or equity method investments, which are classified as Other Assets. The total carrying value of these investments is reviewed quarterly for changes in circumstance or the occurrence of events that suggest the Company’s investment may not be recoverable. The fair value of cost or equity method investments is not adjusted if there are no identified events or changes in circumstances that may have a material effect on the fair value of the investments. Gains and losses realized on cost and equity method investments are recorded in Other Expense, Net, unless separately stated. The aggregate recorded amount of cost and equity method investments at December 28, 2012 and December 30, 2011 was $9.1 million and $5.7 million, respectively.

During 2012, 2011 and 2010, the Company recognized impairment charges related to its cost and equity method investments of $0.1 million, $0.3 million and $0.2 million, respectively. The fair value of these investments was determined by reference to recent sales data of similar shares to independent parties in an inactive market. This fair value calculation was categorized in Level 2 of the fair value hierarchy. On January 5, 2011, the Company sold its cost method investment in IntElect Medical, Inc. (“IntElect”) in conjunction with Boston Scientific’s acquisition of IntElect. This transaction resulted in a pre-tax gain of $4.5 million in the first quarter of 2011 and an additional $0.4 million during the third quarter of 2012. Cost and equity method investment impairment charges, gains and losses are included in (Gain) Loss on Cost and Equity Method Investments, Net in the Consolidated Statement of Operations.

Long-lived assets – The Company reviews the carrying amount of its long-lived assets to be held and used for potential impairment whenever certain indicators are present as described in Note 1 “Summary of Significant Accounting Policies.” In connection with the sale of certain non-core Swiss orthopaedic product lines, during 2012, the Company transferred long-lived assets to held for sale. Refer to Note 5 “Assets Held for Sale” for further discussion. The fair value of this asset group was determined based upon the sales price for the long-lived assets and was categorized in Level 2 of the fair value hierarchy.

GREATBATCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information regarding assets and liabilities recorded at fair value on a nonrecurring basis (in thousands):

	Fair Value Measurements Using
		Quoted
		Prices in	Significant
		Active Markets	Other	Significant
	At	for Identical	Observable	Unobservable
	December 28,	Assets	Inputs	Inputs
Description	2012	(Level 1)	(Level 2)	(Level 3)
Assets
Assets Held for Sale—Swiss orthopaedic disposal group (Note 5)	$4,499	$—	$4,499	$—
Cost method investment	86	—	86	—

Fair Value of Other Financial Instruments

Convertible subordinated notes—The fair value of the Company’s convertible subordinated notes disclosed in Note 9 “Debt” was determined based upon recent third-party transactions for the Company’s notes in an inactive market. The Company’s convertible subordinated notes are valued for disclosure purposes utilizing Level 2 measurements of the fair value hierarchy.

Pension plan assets – The fair value of the Company’s pension plan assets disclosed in Note 10 “Defined Benefit Plans” are determined based upon quoted market prices in active markets, quoted market prices in inactive markets or multidimensional relational models with observable market data inputs to estimate fair value. These observable market data inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers and reference data. The Company’s pension plan assets are categorized in Level 1 or Level 2 of the fair value hierarchy.

GREATBATCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.	BUSINESS SEGMENT, GEOGRAPHIC AND CONCENTRATION RISK INFORMATION

The Company operates its business in two reportable segments – Implantable Medical and Electrochem. The Implantable Medical segment is comprised of the Greatbatch Medical and QiG Group brands and designs and manufactures medical devices and components for the cardiac, neuromodulation, vascular and orthopaedic markets. The Implantable Medical segment offers complete medical devices including design, development, manufacturing, regulatory submission and supporting worldwide distribution, which is facilitated through the QiG Group and leverages the component technology of Greatbatch Medical. The devices designed and developed by the QiG Group are manufactured by Greatbatch Medical. The Implantable Medical segment also offers value-added assembly and design engineering services for its component products.

Electrochem designs, manufactures and distributes customized primary (non-rechargeable) and secondary (rechargeable) batteries, and battery packs for demanding applications in the portable medical, energy, environmental monitoring and security markets among others. Portable medical product line sales were primarily obtained through the Micro Power acquisition.

The Company defines segment income from operations as sales less cost of sales including amortization and expenses attributable to segment-specific selling, general, administrative, research, development, engineering and other operating activities. Segment income also includes a portion of non-segment specific selling, general, and administrative expenses based on allocations appropriate to the expense categories. The remaining unallocated operating and other expenses are primarily administrative corporate headquarter expenses and capital costs that are not allocated to reportable segments. Transactions between the two segments are not significant.

An analysis and reconciliation of the Company’s business segment, product line and geographic information to the respective information in the Consolidated Financial Statements follows. Sales by geographic area are presented by allocating sales from external customers based on where the products are shipped to (in thousands):

	Year Ended
	December 28,	December 30,	December 31,
Sales:	2012	2011	2010
Implantable Medical
Cardiac/Neuromodulation	$309,124	$303,690	$303,521
Vascular	51,980	45,098	38,000
Orthopaedic	122,061	140,277	118,748

Total Implantable Medical	483,165	489,065	460,269
Electrochem
Portable Medical	81,659	9,609	8,432
Energy/Environmental	67,046	58,934	54,668
Other	14,307	11,214	10,056

Total Electrochem	163,012	79,757	73,156

Total sales	$646,177	$568,822	$533,425

GREATBATCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended
	December 28,	December 30,	December 31,
	2012	2011	2010
Segment income from operations:
Implantable Medical	$24,908	$62,461	$62,477
Electrochem	21,631	14,965	22,195

Total segment income from operations	46,539	77,426	84,672
Unallocated operating expenses	(20,718)	(15,727)	(15,678)

Operating income as reported	25,821	61,699	68,994
Unallocated other expense	(19,091)	(13,307)	(19,669)

Income before provision for income taxes as reported	$6,730	$48,392	$49,325

	Year Ended
	December 28,	December 30,	December 31,
	2012	2011	2010
Depreciation and Amortization:
Implantable Medical	$32,928	$28,571	$28,117
Electrochem	7,522	2,965	2,660

Total depreciation and amortization included in segment income from operations	40,450	31,536	30,777
Unallocated depreciation and amortization	18,475	16,159	15,670

Total depreciation and amortization	$58,925	$47,695	$46,447

	Year Ended
	December 28,	December 30,	December 31,
	2012	2011	2010
Expenditures for tangible long-lived assets, excluding acquisitions:
Implantable Medical	$32,130	$22,509	$15,088
Electrochem	4,327	1,072	763

Total reportable segments	36,457	23,581	15,851
Unallocated long-lived tangible assets	4,709	741	1,120

Total expenditures	$41,166	$24,322	$16,971

GREATBATCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	At
	December 28,	December 30,
	2012	2011
Identifiable assets:
Implantable Medical	$670,135	$653,628
Electrochem	167,505	161,904

Total reportable segments	837,640	815,532
Unallocated assets	52,235	65,815

Total assets	$889,875	$881,347

	Year Ended
	December 28,	December 30,	December 31,
	2012	2011	2010
Sales by geographic area:
United States	$330,537	$256,987	$243,827
Non-Domestic locations:
Puerto Rico	105,731	94,059	88,369
Belgium	58,043	62,978	58,014
United Kingdom & Ireland	43,938	54,029	56,903
Rest of world	107,928	100,769	86,312

Total sales	$646,177	$568,822	$533,425

	At
	December 28,	December 30,
	2012	2011
Long-lived tangible assets:
United States	$123,104	$113,693
Rest of world	27,789	32,113

Total	$150,893	$145,806

A significant portion of the Company’s sales and accounts receivable were to four customers as follows:

	Sales			Accounts Receivable
	Year Ended			At
	December 28,	December 30,	December 31,	December 28,	December 30,
	2012	2011	2010	2012	2011
Customer A	19%	19%	21%	7%	7%
Customer B	16%	19%	19%	21%	23%
Customer C	11%	13%	12%	6%	6%
Customer D	6%	8%	10%	6%	6%

	52%	59%	62%	40%	42%

GREATBATCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.	QUARTERLY SALES AND EARNINGS DATA—UNAUDITED

	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.
	(in thousands, except per share data)
2012
Sales	$159,186	$161,340	$166,548	$159,103
Gross profit	51,874	50,954	51,933	46,888
Net income (loss)	(5,556)	(7,561)	3,851	4,467
EPS—basic	(0.23)	(0.32)	0.16	0.19
EPS—diluted	(0.23)	(0.32)	0.16	0.19
2011
Sales	$141,746	$131,718	$146,524	$148,834
Gross profit	44,672	41,907	46,604	47,170
Net income	5,639	6,989	8,550	11,944
EPS—basic	0.24	0.30	0.37	0.51
EPS—diluted	0.24	0.30	0.36	0.51

Net income in the third and fourth quarters of 2012 was impacted by charges incurred in connection with the consolidation of the Company’s Swiss orthopaedic facilities. See Note 13 “Other Operating Expenses, Net.”

Net income in the 2011 first quarter includes the impact of the gain on sale of a cost method investment. See Note 18 “Fair Value Measurements.”

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Management’s Report on Internal Control Over Financial Reporting appears in Part II, Item 8, “Financial Statements and Supplementary Data” of this report and is incorporated into this Item 9A by reference.

a. Evaluation of Disclosure Controls and Procedures.

Our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the Securities and Exchange Commission as of December 28, 2012. These disclosure controls and procedures have been designed to provide reasonable assurance that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on their evaluation, as of December 28, 2012, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.

b. Changes in Internal Control Over Financial Reporting.

We acquired the following subsidiary during 2012:

•	NeuroNexus Technologies, Inc.

We believe that the internal controls and procedures of the above mentioned subsidiary are reasonably likely to materially affect our internal control over financial reporting. We are currently in the process of incorporating the internal controls and procedures of this subsidiary into our internal controls over financial reporting.

The Company has begun to extend its Section 404 compliance program under the Sarbanes-Oxley Act of 2002 (the “Act”) and the applicable rules and regulations under such Act to include this subsidiary. However, the Company has excluded the subsidiary listed above from management’s assessment of the effectiveness of internal control over financial reporting as of December 28, 2012, as permitted by the guidance issued by the Office of the Chief Accountant of the Securities and Exchange Commission. This subsidiary represented approximately 3% and 2% of net and total assets, respectively, and 0.4% of revenues of the consolidated financial statement amounts as of and for the year ended December 28, 2012. The Company will report on its assessment of the internal controls of its combined operations within the time period provided by the Act and the applicable Securities and Exchange Commission rules and regulations concerning business combinations.

Other than as described above, there were no changes in the registrant’s internal control over financial reporting during our last fiscal quarter to which this Annual Report on Form 10-K relates that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting, other than the above mentioned acquisition.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding the Company’s directors appearing under the caption “Election of Directors” in the Company’s Proxy Statement for its 2013 Annual Meeting of Stockholders is incorporated herein by reference.

Information regarding the Company’s executive officers is presented under the caption “Executive Officers of the Company” in Part I of this Annual Report on Form 10-K.

The other information required by Item 10 is incorporated by reference from the Company’s Proxy Statement for its 2013 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding executive compensation in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management and related stockholder matters, including the table titled “Equity Compensation Plan Information,” in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions, and director independence in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding the fees paid to and services provided by Deloitte & Touche LLP, the Company’s independent registered public accounting firm, in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

(1)	Financial statements and financial statement schedules filed as part of this Annual Report on Form 10-K. See Part II, Item 8. “Financial Statements and Supplementary Data.”

(2)	The following financial statement schedule is included in this report on Form 10-K (in thousands):

Schedule II—Valuation and Qualifying Accounts

		Col. C—Additions
	Col. B			Charged to				Col. E
	Balance at	Charged to		Other		Col. D		Balance at
Col. A Description	Beginning of Period	Costs & Expenses		Accounts— Describe		Deductions - Describe		End of Period
December 28, 2012
Allowance for doubtful accounts	$1,930	$484		$71	(3)(4)	$(113	)(2)(4)	$2,372
Valuation allowance for deferred income tax assets	$7,775	$5,145	(1)	$124	(4)	$(276	)(5)	$12,768
December 30, 2011
Allowance for doubtful accounts	$1,830	$288		$170	(3)(4)	$(358	)(2)	$1,930
Valuation allowance for deferred income tax assets	$6,482	$702	(1)	$591	(3)(4)	$—		$7,775
December 31, 2010
Allowance for doubtful accounts	$2,452	$(64)		$35	(4)	$(593	)(2)	$1,830
Valuation allowance for deferred income tax assets	$5,656	$761	(1)	$65	(4)	$—		$6,482

(1)

Valuation allowance recorded in the provision for income taxes for certain net operating losses and tax credits. The expense recorded in 2012 primarily relates to net operating losses incurred by our Switzerland operations.

(2)	Accounts written off, net of collections on accounts receivable previously written off.
(3)	Balances recorded as a part of our 2012 acquisition of NeuroNexus Technologies, Inc. and 2011 acquisition of Micro Power Electronics, Inc.
(4)	Includes foreign currency translation effect.
(5)	Primarily relates to return to provision adjustments for prior years.

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

Dated: February 27, 2013	By	/s/ Thomas J. Hook
Thomas J. Hook (Principal Executive Officer)
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Thomas J. Hook Thomas J. Hook	President & Chief Executive Officer & Director (Principal Executive Officer)	February 27, 2013

/s/ Michael Dinkins Michael Dinkins	Senior Vice President & Chief Financial Officer (Principal Financial Officer)	February 27, 2013

/s/ Thomas J. Mazza Thomas J. Mazza	Vice President and Corporate Controller (Principal Accounting Officer)	February 27, 2013

/s/ Bill R. Sanford Bill R. Sanford	Chairman	February 27, 2013

/s/ Pamela G. Bailey Pamela G. Bailey	Director	February 27, 2013

/s/ Anthony P. Bihl III Anthony P. Bihl III	Director	February 27, 2013

/s/ Rudy A. Mazzocchi Rudy A. Mazzocchi	Director	February 27, 2013

/s/ Kevin C. Melia Kevin C. Melia	Director	February 27, 2013

/s/ Dr. Joseph A. Miller, Jr. Dr. Joseph A. Miller, Jr.	Director	February 27, 2013

/s/ Peter H. Soderberg Peter H. Soderberg	Director	February 27, 2013

/s/ William B. Summers, Jr. William B. Summers, Jr.	Director	February 27, 2013

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

3.1	Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to our quarterly report on Form 10-Q for the period ended June 27, 2008).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our annual report on Form 10-K for the period ended January 1, 2010).

4.1	Indenture for 2 1/4% Convertible Subordinated Debentures Due 2013 dated as of March 28, 2007 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on March 29, 2007).

4.2	First Supplemental Indenture dated April 2, 2007 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on April 4, 2007).

4.3	Registration Rights Agreement dated as of March 28, 2007 by and among us and the initial purchasers of the Debentures described above (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 29, 2007).

10.1#	1998 Stock Option Plan (including form of “standard” option agreement, form of “special” option agreement and form of “non-standard” option agreement) (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1 (File No. 333-37554)).

10.2#	Non-Employee Director Stock Incentive Plan (incorporated by reference to Exhibit A to our Definitive Proxy Statement on Schedule 14-A filed on April 22, 2002).

10.3#	Greatbatch, Inc. Executive Short Term Incentive Compensation Plan (incorporated by reference to Exhibit A to our Definitive Proxy Statement on Schedule 14-A filed on April 20, 2012).

10.4#	2002 Restricted Stock Plan (incorporated by reference to Appendix B to our Definitive Proxy Statement on Schedule 14-A filed on April 9, 2003).

10.5	License Agreement dated August 8, 1996, between Greatbatch Ltd. and Evans Capacitor Company (incorporated by reference to Exhibit 10.23 to our Registration Statement on Form S-1 (File No. 333-37554)).

10.6+	Amendment No. 2 dated December 6, 2002, between Greatbatch Technologies, Ltd. and Evans Capacitor Company (incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K for the year ended January 3, 2003).

10.7#	Form of Change of Control Agreement between Greatbatch, Inc. and its executive officers (Thomas J. Hook, Thomas J. Mazza, Mauricio Arellano, Susan M. Bratton, Michelle Graham and Timothy G. McEvoy) (incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the period ended July 1, 2011).

10.8*	Form of Change of Control Agreement between Greatbatch, Inc. and its executive officers (Michael Dinkins and Daniel R. Kaiser)

10.9	Credit agreement dated June 24, 2011 by and among Greatbatch Ltd., the lenders party thereto and Manufacturers and Traders Trust Company, as administrative agent, Bank of America, N.A., as syndication agent, and PNC Bank, N.A. and RBS Citizens, NA, as co-documentation agents (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 29, 2011).

10.10#	Employment Agreement dated April 10, 2010 between Greatbatch, Inc. and Thomas J. Hook (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 13, 2010).

10.11#	Extension of Employment Agreement dated December 29, 2012 between Greatbatch, Inc. and Thomas J. Hook (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 4, 2013).

10.12#	2005 Stock Incentive Plan (incorporated by reference to Exhibit B to our Definitive Proxy Statement on Schedule 14-A filed on April 20, 2007).

10.13#	2009 Stock Incentive Plan (incorporated by reference to Exhibit A to our Definitive Proxy Statement on Schedule 14-A filed on April 13, 2009).

10.14#	2011 Stock Incentive Plan (as amended December 7, 2011) (incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K for the year ended December 30, 2011).

10.15#	Form of Restricted Stock Award Letter (incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K for the year ended December 30, 2005).

10.16#	Form of Incentive Stock Option Award Letter (incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K for the year ended December 30, 2005).

10.17#	Form of Nonqualified Option Award Letter (incorporated by reference to Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 30, 2005).

10.18#	Form of Stock Option Award Letter (incorporated by reference to Exhibit 10.25 to our Annual Report on Form 10-K for the year ended December 30, 2005).

10.19+	Supply Agreement for medical device components dated March 31, 2006, between Greatbatch, Inc. and SORIN/ELA BIOMEDICA CRM and ELA MEDICAL SAS (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006).

12.1*	Ratio of Earnings to Fixed Charges (Unaudited)

21.1*	Subsidiaries of Greatbatch, Inc.

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XRBL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Portions of those exhibits marked “+” have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

*—	Filed herewith.
**—	Furnished herewith.
#—	Indicates exhibits that are management contracts or compensation plans or arrangements required to be filed pursuant to Item 14(c) of Form 10-K.