Form 10-Q
period 2013-03-29
GREATBATCH, INC.
filed 2013-05-07
CIK 1114483

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2013

Commission File Number 1-16137

GREATBATCH, INC.

(Exact name of Registrant as specified in its charter)

Delaware

(State of incorporation)

16-1531026

(I.R.S. employer identification no.)

2595 Dallas Parkway

Suite 310

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

The number of shares outstanding of the Company’s common stock, $0.001 par value per share, as of May 7, 2013 was: 23,901,341 shares.

Greatbatch, Inc.

Table of Contents for Form 10-Q

As of and for the Quarterly Period Ended March 29, 2013

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GREATBATCH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - Unaudited

(in thousands except share and per share data)

	As of
	March 29, 2013	December 28, 2012

ASSETS
Current assets:
Cash and cash equivalents	$10,144	$20,284
Accounts receivable, net of allowance for doubtful accounts of $2.1 million in 2013 and $2.4 million in 2012	124,566	120,923
Inventories	118,179	106,612
Deferred income taxes	7,535	7,678
Prepaid expenses and other current assets	11,322	12,636

Total current assets	271,746	268,133
Property, plant and equipment, net	150,532	150,893
Amortizing intangible assets, net	83,217	87,345
Indefinite-lived intangible assets	20,828	20,828
Goodwill	344,671	349,035
Deferred income taxes	2,473	2,534
Other assets	11,455	11,107

Total assets	$884,922	$889,875

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$43,223	$45,274
Income taxes payable	30,324	94
Deferred income taxes	840	874
Accrued expenses	28,178	45,515

Total current liabilities	102,565	91,757
Long-term debt	233,000	225,414
Deferred income taxes	53,257	82,462
Other long-term liabilities	6,724	9,382

Total liabilities	395,546	409,015
Stockholders’ equity:
Preferred stock, $0.001 par value, authorized 100,000,000 shares; no shares issued or outstanding in 2013 or 2012	—	—
Common stock, $0.001 par value, authorized 100,000,000 shares; 23,921,507 shares issued and 23,899,502 outstanding in 2013 23,731,570 shares issued and 23,711,838 outstanding in 2012	24	24
Additional paid-in capital	325,809	320,618
Treasury stock, at cost, 22,005 shares in 2013 and 19,732 shares in 2012	(593)	(452)
Retained earnings	153,386	147,723
Accumulated other comprehensive income	10,750	12,947

Total stockholders’ equity	489,376	480,860

Total liabilities and stockholders’ equity	$884,922	$889,875

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREATBATCH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME - Unaudited

(in thousands except per share data)

	Three Months Ended
	March 29, 2013	March 30, 2012

Sales	$148,265	$159,103
Cost of sales	99,516	112,215

Gross profit	48,749	46,888
Operating expenses:
Selling, general and administrative expenses	20,092	19,034
Research, development and engineering costs, net	11,080	13,911
Other operating expense, net	3,238	2,745

Total operating expenses	34,410	35,690
Operating income	14,339	11,198
Interest expense	6,988	4,359
Other expense, net	285	720

Income before provision for income taxes	7,066	6,119
Provision for income taxes	1,403	1,652

Net income	$5,663	$4,467

Earnings per share:
Basic	$0.24	$0.19
Diluted	$0.23	$0.19
Weighted average shares outstanding:
Basic	23,750	23,420
Diluted	24,415	23,848
Comprehensive income:
Net income	$5,663	$4,467

Other comprehensive income (loss):
Foreign currency translation gain (loss)	(3,063)	4,038
Net change in cash flow hedges, net of tax	269	525
Defined benefit plan liability adjustment, net of tax	597	—

Other comprehensive income (loss)	(2,197)	4,563

Comprehensive income	$3,466	$9,030

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREATBATCH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited

(in thousands)

	Three Months Ended
	March 29, 2013	March 30, 2012

Cash flows from operating activities:
Net income	$5,663	$4,467
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	8,764	11,119
Debt related amortization included in interest expense	5,759	2,956
Stock-based compensation	2,431	2,187
Other non-cash (gains) losses	(930)	165
Deferred income taxes	(29,212)	123
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(3,897)	(13,605)
Inventories	(12,073)	(1,910)
Prepaid expenses and other current assets	80	848
Accounts payable	(512)	4,958
Accrued expenses	(13,920)	(12,734)
Income taxes payable	30,252	1,016

Net cash used in operating activities	(7,595)	(410)

Cash flows from investing activities:
Acquisition of property, plant and equipment	(6,745)	(9,836)
Proceeds from sale of orthopaedic product lines (Note 9)	1,768	—
Purchase of equity method investments	(810)	—
Acquisitions, net of cash acquired	—	(17,224)
Other investing activities	8	38

Net cash used in investing activities	(5,779)	(27,022)

Cash flows from financing activities:
Principal payments of long-term debt	(205,782)	(10,000)
Proceeds from issuance of long-term debt	208,000	10,000
Issuance of common stock	1,185	223
Other financing activities	(81)	(118)

Net cash provided by financing activities	3,322	105

Effect of foreign currency exchange rates on cash and cash equivalents	(88)	353

Net decrease in cash and cash equivalents	(10,140)	(26,974)
Cash and cash equivalents, beginning of period	20,284	36,508

Cash and cash equivalents, end of period	$10,144	$9,534

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREATBATCH, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY - Unaudited

(in thousands)

			Additional Paid-In Capital			Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
At December 28, 2012	23,732	$24	$320,618	(20)	$(452)	$147,723	$12,947	$480,860
Stock-based compensation	—	—	2,168	—	—	—	—	2,168
Net shares issued under stock incentive plans	99	—	627	(2)	(141)	—	—	486
Income tax liability from stock options, restricted stock and restricted stock units	—	—	(81)	—	—	—	—	(81)
Shares contributed to 401(k) Plan	91	—	2,477	—	—	—	—	2,477
Net income	—	—	—	—	—	5,663	—	5,663
Total other comprehensive income (loss)	—	—	—	—	—	—	(2,197)	(2,197)

At March 29, 2013	23,922	$24	$325,809	(22)	$(593)	$153,386	$10,750	$489,376

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information (Accounting Standards Codification (“ASC”) 270, Interim Reporting) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a full presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of Greatbatch, Inc. and its wholly-owned subsidiary, Greatbatch Ltd. (collectively “Greatbatch” or the “Company”), for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ materially from these estimates. The December 28, 2012 condensed consolidated balance sheet data was derived from audited consolidated financial statements but does not include all disclosures required by GAAP. For further information, refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2012. The Company utilizes a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31st. The first quarter of 2013 and 2012 each contained 13 weeks, and ended on March 29, and March 30, respectively.

2.	ACQUISITIONS

NeuroNexus Technologies, Inc.

On February 16, 2012, the Company purchased all of the outstanding common stock of NeuroNexus Technologies, Inc. (“NeuroNexus”) headquartered in Ann Arbor, MI. NeuroNexus is an active implantable medical device design firm specializing in developing and commercializing neural interface technology, components and systems for neuroscience and clinical markets. NeuroNexus has an extensive intellectual property portfolio, core technologies and capabilities to support the development and manufacturing of neural interface devices across a wide range of applications including neuromodulation, sensing, optical stimulation and targeted drug delivery. The aggregate purchase price of NeuroNexus was $13.2 million. Total assets acquired from NeuroNexus were $14.6 million, of which $2.9 million were amortizing intangible assets and $8.9 million was allocated to goodwill.

This transaction was accounted for under the acquisition method of accounting. Accordingly, the operating results of NeuroNexus were included in the Company’s Implantable Medical segment from the date of acquisition and the purchase price was allocated to the assets acquired and liabilities assumed based on their fair values as of the close of the acquisition, with the amount exceeding the fair value of net assets acquired being recorded as goodwill. The purchase price of NeuroNexus consisted of cash payments of $11.7 million and potential future payments of up to an additional $2 million. These future payments are contingent upon the achievement of certain financial and development-based milestones and had an estimated fair value of $1.5 million as of the acquisition date. The valuation of the assets acquired and liabilities assumed from NeuroNexus was finalized during the first quarter of 2013 and did not result in a material adjustment to the original valuation of net assets acquired, including goodwill.

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

Pro Forma Results (Unaudited)

The following unaudited pro forma information presents the consolidated results of operations of the Company and NeuroNexus as if that acquisition occurred as of the beginning of fiscal year 2012 (in thousands, except per share amounts):

	Three Months Ended
	March 29, 2013	March 30, 2012

Sales	$148,265	$159,543
Net income	5,663	4,293
Earnings per share:
Basic	$0.24	$0.18
Diluted	$0.23	$0.18

The unaudited pro forma information presents the combined operating results of Greatbatch and NeuroNexus, with the results prior to the acquisition date adjusted to include the pro forma impact of the amortization of acquired intangible assets based on the purchase price allocations, the adjustment to interest expense reflecting the amount borrowed in connection with the acquisition at Greatbatch’s interest rate, and the impact of income taxes on the pro forma adjustments utilizing the applicable statutory tax rate. The unaudited pro forma consolidated basic and diluted earnings per share calculations are based on the consolidated basic and diluted weighted average shares of Greatbatch.

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

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

3.	SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended
(in thousands)	March 29, 2013	March 30, 2012

Noncash investing and financing activities:
Common stock contributed to 401(k) Plan	$2,477	$4,793
Property, plant and equipment purchases included in accounts payable	1,219	6,002
Cash paid during the period for:
Interest	$1,556	$429
Income taxes	494	547
Acquisition of noncash assets	$—	$14,379
Liabilities assumed	—	1,226

4.	INVENTORIES

Inventories are comprised of the following (in thousands):

	As of
	March 29,	December 28,
	2013	2012
Raw materials	$65,027	$58,204
Work-in-process	32,930	30,022
Finished goods	20,222	18,386

Total	$118,179	$106,612

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

5.	INTANGIBLE ASSETS

Amortizing intangible assets are comprised of the following (in thousands):

At March 29, 2013	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount
Technology and patents	$95,576	$(63,574)	$1,665	$33,667
Customer lists	68,257	(20,367)	778	48,668
Other	4,434	(4,356)	804	882

Total amortizing intangible assets	$168,267	$(88,297)	$3,247	$83,217

At December 28, 2012
Technology and patents	$95,576	$(61,659)	$1,932	$35,849
Customer lists	68,257	(18,929)	1,270	50,598
Other	4,434	(4,341)	805	898

Total amortizing intangible assets	$168,267	$(84,929)	$4,007	$87,345

Aggregate intangible asset amortization expense is comprised of the following (in thousands):

	Three Months Ended
	March 29,	March 30,
	2013	2012
Cost of sales	$1,780	$1,895
Selling, general and administrative expenses	1,452	1,561
Research, development and engineering costs, net	136	136

Total intangible asset amortization expense	$3,368	$3,592

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

Estimated future intangible asset amortization expense based on the current carrying value is as follows (in thousands):

Estimated
Amortization
Expense
Remainder of 2013	$9,771
2014	13,364
2015	12,313
2016	10,018
2017	8,895
Thereafter	28,856

Total estimated amortization expense	$83,217

Indefinite-lived intangible assets are comprised of the following (in thousands):

	Trademarks and Tradenames	IPR&D	Total
At December 28, 2012	$20,288	$540	$20,828

At March 29, 2013	$20,288	$540	$20,828

The change in goodwill is as follows (in thousands):

	Implantable Medical	Electrochem	Total
At December 28, 2012	$307,201	$41,834	$349,035
Goodwill disposed (Note 9)	(2,771)	—	(2,771)
Foreign currency translation	(1,593)	—	(1,593)

At March 29, 2013	$302,837	$41,834	$344,671

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

6.	DEBT

Long-term debt is comprised of the following (in thousands):

	As of
	March 29,	December 28,
	2013	2012
Revolving line of credit	$233,000	$33,000
2.25% convertible subordinated notes	—	197,782
Unamortized discount	—	(5,368)

Total long-term debt	$233,000	$225,414

Revolving Line of Credit –The Company has a revolving credit facility (the “Credit Facility”), which provides a $400 million secured revolving credit facility, and can be increased by $200 million upon the Company’s request and approval by the lenders. The Credit Facility also contains a $15 million letter of credit subfacility and a $15 million swingline subfacility. The Credit Facility has a maturity date of June 24, 2016.

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

The Credit Facility contains limitations on the incurrence of indebtedness, liens and licensing of intellectual property, investments and certain payments. The Credit Facility permits the Company to engage in the following activities up to an aggregate amount of $250 million: 1) engage in permitted acquisitions in the aggregate not to exceed $250 million; 2) make other investments in the aggregate not to exceed $60 million; 3) make stock repurchases not to exceed $60 million in the aggregate; and 4) retire up to $198 million of CSN (defined below). At any time that the total leverage ratio of the Company for the two most recently ended fiscal quarters is less than 2.75 to 1.0, the Company may make an election to reset each of the amounts specified above. Additionally, these limitations can be waived upon the Company’s request and approval of a majority of the lenders. As a result of the repayment of CSN during the first quarter of 2013 (discussed below), as of March 29, 2013, the Company’s availability under the above limits were reduced to the aggregate limit of $49 million.

The Credit Facility requires the Company to maintain a rolling four quarter ratio of adjusted EBITDA to interest expense of at least 3.0 to 1.0, and a total leverage ratio of not greater than 4.0 to 1.0. The calculation of adjusted EBITDA and total leverage ratio excludes non-cash charges, extraordinary, unusual, or non-recurring expenses or losses, non-cash stock-based compensation, and non-recurring expenses or charges incurred in connection with permitted acquisitions. As of March 29, 2013, the Company was in compliance with all covenants.

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

The Credit Facility contains customary events of default. Upon the occurrence and during the continuance of an event of default, a majority of the lenders may declare the outstanding advances and all other obligations under the Credit Facility immediately due and payable.

As of March 29, 2013, the weighted average interest rate on borrowings under the Credit Facility, which does not take into account the impact of the Company’s interest rate swap, was 1.98%. As of March 29, 2013, the Company had $167 million of borrowing capacity available under the Credit Facility. This borrowing capacity may vary from period to period based upon the debt levels of the Company and the level of EBITDA, which impacts the covenant calculations described above.

Interest Rate Swap – From time to time, the Company enters into interest rate swap agreements in order to hedge against potential changes in cash flows on the outstanding debt on the Credit Facility. The receive variable leg of the interest rate swaps and the variable rate paid on the debt have the same rate of interest, excluding the credit spread, and resets and pays interest on the same date. During 2012, the Company entered into a three-year $150 million interest rate swap, which amortizes $50 million per year and became effective on February 20, 2013. This swap was entered into in order to hedge against potential changes in cash flows on the outstanding Credit Facility borrowings which are also indexed to the one-month LIBOR rate. This swap is accounted for as a cash flow hedge. Information regarding the Company’s outstanding interest rate swap as of March 29, 2013 is as follows (dollars in thousands):

Instrument	Type of Hedge	Notional Amount	Start Date	End Date	Pay Fixed Rate	Current Receive Floating Rate	Fair Value March 29, 2013	Balance Sheet Location

Interest rate swap	Cash flow	$150,000	Feb-13	Feb-16	0.573%	0.023%	$(626)	Other Long- Term Liabilities

The estimated fair value of the interest rate swap agreement represents the amount the Company expects to receive (pay) to terminate the contract. No portion of the change in fair value of the Company’s interest rate swap during the three months ended March 29, 2013 was considered ineffective. The amount recorded as Interest Expense during the three months ended March 29, 2013 and March 30, 2012 related to the Company’s interest rate swaps was $0.06 million and $0.0 million, respectively.

Convertible Subordinated Notes – In March 2007, the Company completed a private placement of $197.8 million of convertible subordinated notes (“CSN”) at a 5% discount. CSN accrued interest at 2.25% per annum, payable semi-annually, and were due on June 15, 2013. The effective interest rate of CSN, which took into consideration the amortization of the discount and deferred fees related to the issuance of these notes, was 8.5%. The discount on CSN was amortized to the redemption date utilizing the effective interest method. On February 20, 2013, the Company redeemed all outstanding CSN, which was funded with borrowings under the Credit Facility.

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

The contractual interest and discount amortization for CSN were as follows (in thousands):

	Three Months Ended
	March 29,	March 30,
	2013	2012
Contractual interest	$634	$1,113
Discount amortization	5,368	2,689

Deferred Financing Fees - The change in deferred financing fees is as follows (in thousands):

At December 28, 2012	$2,056
Amortization during the period	(391)

At March 29, 2013	$1,665

7.	DEFINED BENEFIT PLANS

The Company is required to provide its employees located in Switzerland, Mexico and France certain statutorily mandated defined benefits. Under these plans, benefits accrue to employees based upon years of service, position, age and compensation. The defined benefit plan provided to employees located in Switzerland is a funded contributory plan while the plans that provide benefits to employees located in Mexico and France are unfunded and noncontributory. The liability and corresponding expense related to these benefit plans is based on actuarial computations of current and future benefits for employees.

During 2012, the Company transferred most major functions performed at its facilities in Switzerland into other existing facilities. As a result, the Company curtailed its defined benefit plan provided to employees at those Swiss facilities during the third quarter of 2012. In accordance with ASC 715, the gain recognized in connection with this curtailment is realized as the related employees are terminated. As nearly all of the Swiss pension liability is expected to be paid off in 2013, the Company moved all Swiss pension plan assets into cash accounts during 2012. Swiss plan assets are expected to be sufficient to cover plan liabilities.

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

The change in projected benefit obligation and fair value of plan assets is as follows (in thousands):

Three Months Ended
March 29,
2013
Projected benefit obligation at December 28, 2012	$16,215
Service cost	82
Interest cost	63
Plan participants’ contributions	84
Actuarial gain	(62)
Benefits paid	228
Settlements	(7,714)
Curtailment	(1,581)
Foreign currency translation	(410)

Projected benefit obligation at March 29, 2013	6,905

Fair value of plan assets at December 28, 2012	12,269
Employer contributions	89
Plan participants’ contributions	84
Actual gain on plan assets	109
Benefits paid	228
Settlements	(7,714)
Foreign currency translation	(320)

Fair value of plan assets at March 29, 2013	4,745

Projected benefit obligation in excess of plan assets	$2,160

Defined benefit liability classified as current liabilities	$23

Defined benefit liability classified as long-term liabilities	$2,137

Accumulated benefit obligation	$5,973

Amounts recognized in Accumulated Other Comprehensive Income are as follows (in thousands):

Three Months Ended
March 29,
2013
Net gain occurring during the period	$(171)
Amortization of losses	(581)
Prior service cost	155

Pre-tax adjustment	(597)
Taxes	—

Net gain	$(597)

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

Net defined benefit cost is comprised of the following (in thousands):

	Three Months Ended
	March 29,	March 30,
	2013	2012
Service cost	$82	$285
Interest cost	63	104
Curtailment gain (Other Operating Expense, Net)	(1,150)	—
Amortization of net loss	—	31
Expected return on plan assets	—	(108)

Net defined benefit (income) cost	$(1,005)	$312

8.	STOCK-BASED COMPENSATION

The components and classification of stock-based compensation expense were as follows (in thousands):

	Three Months Ended
	March 29,	March 30,
	2013	2012
Stock options	$705	$678
Restricted stock and units	1,463	1,509
401(k) stock contribution	263	—

Total stock-based compensation expense	$2,431	$2,187

Cost of sales	$422	$263
Selling, general and administrative expenses	1,867	1,817
Research, development and engineering costs, net	142	107

Total stock-based compensation expense	$2,431	$2,187

The weighted average fair value and assumptions used to value options granted are as follows:

	Three Months Ended
	March 29,	March 30,
	2013	2012
Weighted average fair value	$8.38	$8.18
Risk-free interest rate	0.73%	0.83%
Expected volatility	39%	40%
Expected life (in years)	5	5
Expected dividend yield	0%	0%

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

The following table summarizes time-vested stock option activity:

	Number of Time-Vested Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In Millions)
Outstanding at December 28, 2012	1,775,847	$23.17
Granted	372,676	23.33
Exercised	(40,949)	23.38
Forfeited or expired	(26,264)	24.39

Outstanding at March 29, 2013	2,081,310	$23.18	6.5	$14.4

Exercisable at March 29, 2013	1,447,974	$23.25	5.3	$10.0

The following table summarizes performance-vested stock option activity:

	Number of Performance- Vested Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In Millions)
Outstanding at December 28, 2012	284,925	$23.26
Exercised	(9,934)	22.89

Outstanding at March 29, 2013	274,991	$23.27	4.1	$1.8

Exercisable at March 29, 2013	274,991	$23.27	4.1	$1.8

The following table summarizes time-vested restricted stock and unit activity:

	Time-Vested Awards	Weighted Average Fair Value
Nonvested at December 28, 2012	80,269	$23.48
Granted	46,299	23.42
Vested	(18,528)	21.97
Forfeited	(587)	22.90

Nonvested at March 29, 2013	107,453	$23.72

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

The following table summarizes performance-vested restricted stock and unit activity:

	Performance- Vested Awards	Weighted Average Fair Value
Nonvested at December 28, 2012	782,446	$16.02
Granted	318,169	15.86
Vested	(49,139)	14.68
Forfeited	(205,955)	14.66

Nonvested at March 29, 2013	845,521	$16.37

9.	OTHER OPERATING EXPENSE, NET

Other Operating Expense, Net is comprised of the following (in thousands):

	Three Months Ended
	March 29,	March 30,
	2013	2012
Orthopaedic facility optimization	$2,636	$344
Medical device facility optimization	105	329
ERP system upgrade	321	895
Acquisition and integration costs	111	943
Asset dispositions, severance and other	65	234

	$3,238	$2,745

Orthopaedic facility optimization. In 2010, the Company began updating its Indianapolis, IN facility to streamline operations, consolidate two buildings, increase capacity, further expand capabilities and reduce dependence on outside suppliers. This initiative was completed in 2011.

In 2011, the Company began construction on an orthopaedic manufacturing facility in Fort Wayne, IN and transferred the manufacturing operations being performed at its Columbia City, IN facility into this new facility. This initiative was completed in 2012.

During 2012, the Company transferred most functions performed at its facilities in Orvin and Corgemont, Switzerland into existing facilities in Fort Wayne, IN and Tijuana, Mexico. In connection with this consolidation, in 2012, the Company entered into an agreement to sell certain non-core Swiss orthopaedic product lines to an independent third party which included the inventory, machinery, equipment, customer lists and technology related to these product lines. As these product lines were considered a business, goodwill was allocated to the transaction. As these product lines did not have cash flows that were clearly distinguishable, both operationally and for financial reporting purposes, from the rest of the Company, they were not considered discontinued operations. This transaction closed in the first quarter of 2013 and no additional loss on sale was recognized. During the first quarter of 2013, the Company received $1.8 million in connection with this transaction and the third party assumed $2.4 million of severance liabilities.

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

The total capital investment expected for these initiatives is between $25 million and $30 million, of which $21.2 million has been expended to date. Total expense expected to be incurred for these initiatives is between $36 million and $40 million, of which $35.8 million has been incurred to date. All expenses will be recorded within the Implantable Medical segment and are expected to include the following:

•	Severance and retention: $12 million - $13 million;

•	Accelerated depreciation and asset write-offs: $15 million - $16 million; and

•	Other: $9 million - $11 million.

Other costs include production inefficiencies, moving, revalidation, personnel, training and travel costs associated with these consolidation projects.

The change in accrued liabilities related to the orthopaedic facility optimization is as follows (in thousands):

	Severance and Retention	Accelerated Depreciation/ Asset Write- offs	Other	Total
At December 28, 2012	$9,567	$—	$—	$9,567
Restructuring charges	359	(378)	2,655	2,636
Write-offs	—	378	—	378
Liability assumed in sale of product lines	(2,398)	—	—	(2,398)
Cash payments	(6,067)	—	(2,655)	(8,722)

At March 29, 2013	$1,461	$—	$—	$1,461

Medical device facility optimization. Near the end of 2011, the Company initiated plans to upgrade and expand its manufacturing infrastructure in order to support its medical device strategy. This includes the transfer of certain product lines to create additional capacity for the manufacture of medical devices, expansion of two existing facilities, as well as the purchase of equipment to enable the production of medical devices. These initiatives are expected to be completed over the next two years. Total capital investment under these initiatives is expected to be between $15 million to $20 million of which approximately $10.3 million has been expended to date. Total expense expected to be incurred on these projects is between $2.0 million to $3.0 million, of which $1.6 million has been incurred to date. All expenses will be recorded within the Implantable Medical segment and are expected to include the following:

•	Production inefficiencies, moving and revalidation: $0.5 million - $1.0 million;

•	Personnel: $1.0 million - $1.5 million; and

•	Other: $1.0 million.

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

The change in accrued liabilities related to the medical device facility optimization is as follows (in thousands):

	Production Inefficiencies, Moving and Revalidation	Personnel	Other	Total
At December 28, 2012	$—	$—	$—	$—
Restructuring charges	19	2	84	105
Cash payments	(19)	(2)	(84)	(105)

At March 29, 2013	$—	$—	$—	$—

ERP system upgrade. In 2011, the Company initiated plans to upgrade its existing global ERP system. This initiative is expected to be completed over the next year. Total capital investment under this initiative is expected to be between $4 million to $5 million of which approximately $3.0 million has been expended to date. Total expense expected to be incurred on this initiative is between $6 million to $7 million, of which $5.3 million has been incurred to date. Expenses related to this initiative are recorded within the applicable segment and corporate cost centers that the expenditures relate to and include the following:

•	Training and consulting costs: $4 million - $4.5 million; and

•	Accelerated depreciation and asset write-offs: $2 million – $2.5 million.

The change in accrued liabilities related to the ERP system upgrade is as follows (in thousands):

	Training & Consulting Costs	Accelerated Depreciation/ Asset Write-offs	Total
At December 28, 2012	$169	$—	$169
Charges	321	—	321
Cash payments	(177)	—	(177)

At March 29, 2013	$313	$—	$313

Acquisition and integration costs. During 2013 and 2012, the Company incurred costs related to the integration of Micro Power Electronics, Inc. and NeuroNexus, which were acquired in December 2011 and February 2012, respectively. These expenses were primarily for retention bonuses, travel costs in connection with integration efforts, training, severance, and the change in fair value of the contingent consideration recorded in connection with these acquisitions.

Asset dispositions, severance and other. During 2013 and 2012, the Company recorded (gains) write-downs in connection with various asset disposals, net of insurance proceeds received, if any.

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

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

As of March 29, 2013, the balance of unrecognized tax benefits is approximately $1.1 million. It is reasonably possible that a reduction of up to $0.2 million of the balance of unrecognized tax benefits may occur within the next twelve months as a result of potential audit settlements. Approximately $0.9 million of the balance of unrecognized tax benefits would favorably impact the effective tax rate, net of federal benefit on state issues, if recognized.

As a result of the repayment of CSN during the first quarter of 2013, the Company reclassified $30.4 million of Long-Term Deferred Income Taxes to Income Taxes Payable.

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

During 2012, Electrochem and several other unaffiliated parties were named as defendants in a personal injury and wrongful death action filed in the 113th Judicial District Court of Harris County, Texas. The complaint seeks damages alleging marketing defects and failure to warn, negligence and gross negligence relating to a product Electrochem manufactured and sold to a customer, one of the other named defendants, which, in turn, incorporated the Electrochem product into its own product which it sold to its customer, another named defendant. The cost of defense in this matter is the responsibility of Electrochem’s customer. Electrochem also has product liability insurance coverage. Electrochem believes that no liability will be incurred on this litigation, that it has meritorious defenses and it intends to vigorously defend the matter. Given the early stages of this action, the amount of loss or range of possible loss cannot be reasonably estimated at this time.

Product Warranties – The Company generally warrants that its products will meet customer specifications and will be free from defects in materials and workmanship. The change in aggregate product warranty liability is as follows (in thousands):

At December 28, 2012	$2,626
Reduction to warranty reserve	(481)
Warranty claims paid	(24)

At March 29, 2013	$2,121

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

Contractual Obligations – Contractual obligations are defined as agreements that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum obligations; fixed or minimum price provisions; and the approximate timing of the transaction. The Company’s contractual obligations are normally fulfilled within short time horizons. The Company also enters into blanket orders with vendors that have preferred pricing and terms, however these orders are normally cancelable by us without penalty. As of March 29, 2013, the total contractual obligations of the Company are approximately $29.0 million and will primarily be funded by existing cash and cash equivalents, cash flow from operations, or the Credit Facility. The Company also enters into contracts for outsourced services; however, the obligations under these contracts were not significant and the contracts generally contain clauses allowing for cancellation without significant penalty.

Operating Leases – The Company is a party to various operating lease agreements for buildings, equipment and software. Estimated future operating lease expense is as follows (in thousands):

Remainder of 2013	$3,516
2014	4,403
2015	3,801
2016	3,204
2017	1,215
Thereafter	1,933

Total estimated operating lease expense	$18,072

Foreign Currency Contracts - The Company enters into forward contracts to purchase Mexican pesos in order to hedge the risk of peso-denominated payments associated with the operations at its Tijuana, Mexico facility. The impact to the Company’s results of operations from these forward contracts was as follows (in thousands):

	Three Months Ended
	March 29,	March 30,
	2013	2012
Increase (reduction) in Cost of Sales	$(172)	$78
Ineffective portion of change in fair value	—	—

Instrument	Type of Hedge	Aggregate Notional Amount	Start Date	End Date	$/Peso	Fair Value	Balance Sheet Location
FX Contract	Cash flow	$4,500	Jan-13	Dec-13	0.0727	$455	Current Assets
FX Contract	Cash flow	$4,500	Jan-13	Dec-13	0.0693	$704	Current Assets

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

Self-Insured Medical Plan – The Company self-funds the medical insurance coverage provided to its U.S. based employees. The risk to the Company is being limited through the use of stop loss insurance, which has specific stop loss coverage per associate for claims in the year exceeding $225 thousand per associate with no annual maximum aggregate stop loss coverage. As of March 29, 2013, the Company has $1.5 million accrued related to the self-insurance of its medical plan, which is recorded in Accrued Expenses in the Condensed Consolidated Balance Sheet, and is primarily based upon claim history.

12.	EARNINGS PER SHARE (“EPS”)

The following table illustrates the calculation of Basic and Diluted EPS (in thousands, except per share amounts):

	Three Months Ended
	March 29,	March 30,
	2013	2012
Numerator for basic and diluted EPS:
Net income	$5,663	$4,467

Denominator for basic EPS:
Weighted average shares outstanding	23,750	23,420
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units	665	428

Denominator for diluted EPS	24,415	23,848

Basic EPS	$0.24	$0.19

Diluted EPS	$0.23	$0.19

The diluted weighted average share calculations do not include the following securities, which are not dilutive to the EPS calculations or the performance criteria have not been met:

	Three Months Ended
	March 29,	March 30,
	2013	2012
Time-vested stock options, restricted stock and restricted stock units	532,000	1,209,000
Performance-vested stock options and restricted stock units	595,000	552,000

For the 2013 and 2012 periods, no shares related to CSN were included in the diluted EPS calculations as the average share price of the Company’s common stock for those periods did not exceed CSN’s conversion price per share.

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

13.	ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated Other Comprehensive Income is comprised of the following (in thousands):

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total Pre-Tax Amount	Tax	Net-of- Tax Amount
At December 28, 2012	$(962)	$120	$13,431	$12,589	$358	$12,947
Unrealized gain on cash flow hedges	—	528	—	528	(184)	344
Realized gain on foreign currency hedges	—	(172)	—	(172)	60	(112)
Realized loss on interest rate swap hedges	—	57	—	57	(20)	37
Net defined benefit plan gain (Note 7)	597	—	—	597	—	597
Foreign currency translation loss	—	—	(3,063)	(3,063)	—	(3,063)

At March 29, 2013	$(365)	$533	$10,368	$10,536	$214	$10,750

The realized (gain) loss relating to the Company’s foreign currency and interest rate swap hedges was reclassified from Accumulated Other Comprehensive Income and included in Cost of Sales and Interest Expense, respectively, in the Condensed Consolidated Statement of Operations.

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

Foreign currency contracts - The fair value of foreign currency contracts are determined through the use of cash flow models that utilize observable market data inputs to estimate fair value. These observable market data inputs include foreign exchange rate and credit spread curves. In addition to the above, the Company receives fair value estimates from the foreign currency contract counterparty to verify the reasonableness of the Company’s estimates. The Company’s foreign currency contracts are categorized in Level 2 of the fair value hierarchy. The fair value of the Company’s foreign currency contracts will be realized as Cost of Sales as the inventory, which the contracts are hedging the cash flows to produce, is sold, of which approximately $1.2 million is expected to be realized within the next twelve months.

Interest rate swap - The fair value of the Company’s interest rate swap outstanding at March 29, 2013 was determined through the use of a cash flow model that utilizes observable market data inputs. These observable market data inputs include LIBOR, swap rates, and credit spread curves. In addition to the above, the Company received a fair value estimate from the interest rate swap counterparty to verify the reasonableness of the Company’s estimate. This fair value calculation was categorized in Level 2 of the fair value hierarchy. The fair value of the Company’s interest rate swap will be realized as Interest Expense as interest on the Company’s Credit Facility is accrued.

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

Accrued contingent consideration – In circumstances where an acquisition involves a contingent consideration arrangement, the Company recognizes a liability equal to the fair value of the contingent payments it expects to make as of the acquisition date. The Company re-measures this liability each reporting period and records changes in the fair value through Other Operating Expense, Net. Increases or decreases in the fair value of the contingent consideration liability can result from changes in discount periods and rates, as well as changes in the timing, amount of, or the likelihood of achieving the applicable milestones.

The fair value of accrued contingent consideration recorded by the Company represents the estimated fair value of the contingent consideration the Company expects to pay to the former shareholders of NeuroNexus based upon the achievement of certain financial and development-based milestones. The fair value of the contingent consideration liability was estimated by discounting to present value contingent payments expected to be made. The Company’s accrued contingent consideration is categorized in Level 3 of the fair value hierarchy. Changes in accrued contingent consideration were as follows (in thousands):

At December 28, 2012	$1,530
Fair value adjustments	70

At March 29, 2013	$1,600

The recurring Level 3 fair value measurements of the Company’s contingent consideration liability include the following significant unobservable inputs (dollars in thousands):

	Fair
Contingent	Value at
Consideration	March 29,	Valuation	Unobservable
Liability	2013	Technique	Inputs
Financial milestones	$900	Discounted cash flow	Discount rate	12%
			Projected year
			of payment	2014
Development milestones	700	Discounted cash flow	Discount rate	20%
			Projected year
			of payment	2015

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

The following table provides information regarding assets and liabilities recorded at fair value on a recurring basis in the Condensed Consolidated Balance Sheet (in thousands):

	Fair Value Measurements Using
		Quoted
		Prices in	Significant
		Active Markets	Other	Significant
	At	for Identical	Observable	Unobservable
	March 29,	Assets	Inputs	Inputs
Description	2013	(Level 1)	(Level 2)	(Level 3)
Assets
Foreign currency contracts (Note 11)	$1,159	$—	$1,159	$—
Liabilities
Interest rate swap (Note 6)	$626	$—	$626	$—
Accrued contingent consideration	1,600	—	—	1,600

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Fair value standards also apply to certain nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis. A summary of the valuation methodologies for the Company’s assets and liabilities measured on a nonrecurring basis is as follows:

Long-lived assets - The Company reviews the carrying amount of its long-lived assets to be held and used, other than goodwill and indefinite-lived intangible assets, for potential impairment whenever certain indicators are present such as; a significant decrease in the market price of the asset or asset group; a significant change in the extent or manner in which the long-lived asset or asset group is being used or in its physical condition; a significant change in legal factors or in the business climate that could affect the value of the long-lived asset or asset group, including an action or assessment by a regulator; an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of the long-lived asset or asset group; or a current expectation that, more likely than not the long-lived asset or asset group will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The term more likely than not refers to a level of likelihood that is more than 50 percent.

If an indicator is present, potential recoverability is measured by comparing the carrying amount of the long-lived asset or asset group to its related total future undiscounted cash flows. If the carrying value is not recoverable, the asset or asset group is considered to be impaired. Impairment is measured by comparing the asset or asset group’s carrying amount to its fair value, which is determined by using independent appraisals or discounted cash flow models. The discounted cash flow model requires inputs to a present value cash flow calculation such as a risk-adjusted discount rate, terminal values, operating budgets, long-term strategic plans and remaining useful lives of the asset or asset group. If the carrying value of the long-lived asset or asset group exceeds the fair value, the carrying value is written down to the fair value in the period identified. The Company did not record any impairment charge related to its long-lived assets, during the first three months of 2013 and 2012.

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

Goodwill and indefinite-lived intangible assets – The Company assess the impairment of goodwill and other indefinite-lived intangible assets on the last day of each fiscal year, or more frequently if certain indicators are present as described above under long-lived assets. The Company assesses goodwill for impairment by comparing the fair value of its reporting units to their carrying amounts. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the goodwill within the reporting unit is less than its carrying value. Fair values for reporting units are determined based on discounted cash flow models and market multiples. The discounted cash flow model requires inputs such as risk-adjusted discount rates, terminal values, operating budgets, and long-term strategic plans. The fair value from the discounted cash flow model is then combined, based on certain weightings, with market multiples in order to determine the fair value of the reporting unit. These market multiples include revenue multiples and multiples of earnings before interest, taxes, depreciation and amortization.

Indefinite-lived intangible assets are assessed for impairment by comparing the fair value of the intangible asset to its carrying value. If the carrying value of the indefinite-lived intangible asset exceeds the fair value, the carrying value is written down to the fair value in the period identified. The fair value of indefinite-lived intangible assets is determined by using a discounted cash flow model. The discounted cash flow model requires inputs such as risk-adjusted discount rates, royalty rates, operating budgets, and long-term strategic plans.

Note 5 “Intangible Assets” contains additional information on the Company’s intangible assets.

Cost and equity method investments - The Company holds investments in equity and other securities that are accounted for as either cost or equity method investments, which are classified as Other Assets. The total carrying value of these investments is reviewed quarterly for changes in circumstance or the occurrence of events that suggest the Company’s investment may not be recoverable. The fair value of cost or equity method investments is not adjusted if there are no identified events or changes in circumstances that may have a material effect on the fair value of the investments. Gains and losses realized on cost and equity method investments are recorded in Other Expense, Net, unless separately stated. The aggregate recorded amount of cost and equity method investments at March 29, 2013 and December 28, 2012 was $9.8 million and $9.1 million, respectively.

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

15.	BUSINESS SEGMENT, GEOGRAPHIC AND CONCENTRATION RISK INFORMATION

The Company operates its business in two reportable segments – Implantable Medical and Electrochem. The Implantable Medical segment is comprised of Greatbatch Medical and QiG Group and designs and manufactures medical devices and components for the cardiac, neuromodulation, vascular and orthopaedic markets. The Implantable Medical segment offers complete medical devices including design, development, manufacturing, regulatory submission and supporting worldwide distribution, which is facilitated through the QiG Group and leverages the component technology of Greatbatch Medical. The devices designed and developed by the QiG Group are manufactured by Greatbatch Medical. The Implantable Medical segment also offers individual components for implantable medical devices as well as value-added assembly and design engineering services for its component products. Examples of these components include batteries, capacitors, filtered and un-filtered feedthroughs, machined components, enclosures, leads, introducers, catheters, as well as orthopaedic implants, instruments and cases and trays.

Electrochem is an industry leader in designing and manufacturing total power solutions for critical applications with market-leading OEMs, largely in the portable medical and energy space. Electrochem offers its customers components, consultation, design, development and testing for medical device applications, in high-value markets, including those that support the transition of delivery of health care from clinical to outpatient and home settings, as well as those that enhance the quality of life for an aging population. Examples of these devices include powered surgical tools, automated external defibrillators, portable ultrasound devices, portable oxygen concentrators, and ventilators, among others. Electrochem provides cell and battery pack configurations for rechargeable and non-rechargeable battery power systems, charging and docking stations, and power supplies, for devices where failure is not an option.

The Company defines segment income from operations as sales less cost of sales including amortization and expenses attributable to segment-specific selling, general, administrative, research, development, engineering and other operating activities. Segment income also includes a portion of non-segment specific selling, general, and administrative expenses based on allocations appropriate to the expense categories. The remaining unallocated operating and other expenses are primarily administrative corporate headquarters’ expenses and capital costs that are not allocated to reportable segments. Transactions between the two segments are not significant.

An analysis and reconciliation of the Company’s business segment, product line and geographic information to the respective information in the Condensed Consolidated Financial Statements follows. Sales by geographic area are presented by allocating sales from external customers based on the location to which products are shipped (in thousands):

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

	Three Months Ended
	March 29,	March 30,
	2013	2012
Sales:
Implantable Medical
Cardiac/Neuromodulation	$71,167	$75,135
Vascular	10,624	11,636
Orthopaedic	29,623	31,046

Total Implantable Medical	111,414	117,817
Electrochem
Portable Medical	18,889	18,720
Energy	12,293	14,771
Other	5,669	7,795

Total Electrochem	36,851	41,286

Total sales	$148,265	$159,103

	Three Months Ended
	March 29,	March 30,
	2013	2012
Segment income from operations:
Implantable Medical	$14,343	$10,112
Electrochem	4,816	4,471

Total segment income from operations	19,159	14,583
Unallocated operating expenses	(4,820)	(3,385)

Operating income as reported	14,339	11,198
Unallocated other expense	(7,273)	(5,079)

Income before provision for income taxes	$7,066	$6,119

	Three Months Ended
	March 29,	March 30,
	2013	2012
Sales by geographic area:
United States	$71,334	$82,406
Non-Domestic locations:
Puerto Rico	28,498	23,540
Belgium	17,671	15,338
United Kingdom & Ireland	7,536	12,357
Rest of world	23,226	25,462

Total sales	$148,265	$159,103

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

Three customers accounted for a significant portion of the Company’s sales as follows:

	Three Months Ended
	March 29,	March 30,
	2013	2012
Customer A	19%	20%
Customer B	18%	13%
Customer C	15%	10%

Total	52%	43%

Long-lived tangible assets by geographic area are as follows (in thousands):

	As of
	March 29,	December 28,
	2013	2012
United States	$121,460	$123,104
Rest of world	29,072	27,789

Total	$150,532	$150,893

16.	IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

On February 5, 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This ASU added new disclosure requirements either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income (“AOCI”) based on its source and the income statement line items affected by the reclassification. This ASU gave companies the flexibility to present the information either in the notes or parenthetically on the face of the financial statements provided that all of the required information is presented in a single location. This ASU was effective prospectively for annual and interim reporting periods beginning after December 15, 2012. This ASU was implemented during the first three months of 2013 and did not have a material impact on the Company’s Condensed Consolidated Financial Statements as it only changed the disclosures surrounding AOCI.

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

In July 2012, the FASB issued ASU No. 2012-02, “Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” This ASU simplified the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. The amendment allowed an organization the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. An organization electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the organization determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired. The amendments in this ASU were effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. This ASU did not have a material impact on the Company’s Condensed Consolidated Financial Statements as it only impacted the timing of when the Company was required to perform the two-step impairment tests of its indefinite-lived intangible assets other than goodwill.

In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” This ASU required companies to provide information about trading in financial instruments and related derivatives in expanded disclosures, created new disclosure requirements about the nature of an entity’s rights of offset and related arrangements associated with its financial instruments and derivative instruments. The disclosure requirements were effective for annual reporting periods beginning on or after January 1, 2013, and interim periods therein, with retrospective application required. This ASU did not have a material impact on the Company’s Condensed Consolidated Financial Statements as it only changed the disclosures surrounding the Company’s offsetting assets and liabilities.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Business

We operate our business in two reportable segments – Implantable Medical and Electrochem Solutions (“Electrochem”). The Company’s customers include large multi-national original equipment manufacturers (“OEMs”). The Implantable Medical segment is comprised of our Greatbatch Medical and QiG Group and designs and manufactures medical devices and components for the cardiac, neuromodulation, vascular and orthopaedic markets. The Implantable Medical segment offers complete medical devices including design, development, manufacturing, regulatory submission and supporting worldwide distribution, which is facilitated through the QiG Group and leverages the component technology of Greatbatch Medical. The devices designed and developed by the QiG Group are manufactured by Greatbatch Medical. The Implantable Medical segment also offers individual components for implantable medical devices as well as value-added assembly and design engineering services for its component products. Examples of these components include batteries, capacitors, filtered and unfiltered feedthroughs, machined components, enclosures, leads, introducers, catheters, as well as orthopaedic implants, instruments and cases and trays.

Electrochem is an industry leader in designing and manufacturing total power solutions for critical applications with market-leading OEMs, largely in the portable medical and energy space. Electrochem offers its customers components, consultation, design, development and testing for medical device applications in high-value markets, including those that support the transition of delivery of health care from clinical to outpatient and home settings, as well as those that enhance the quality of life for an aging population. Examples of these devices include powered surgical tools, automated external defibrillators, portable ultrasound devices, portable oxygen concentrators, and ventilators, among others. Electrochem provides cell and battery pack configurations for rechargeable and non-rechargeable battery power systems, charging and docking stations, and power supplies, for devices where failure is not an option.

Our Customers

Implantable Medical customers include leading OEMs, in alphabetical order here and throughout this report, such as Biotronik, Boston Scientific, Johnson & Johnson, Medtronic, Smith & Nephew, Sorin Group, St. Jude Medical, Stryker and Zimmer. The nature and extent of our selling relationships with each OEM varies in terms of breadth of products purchased, purchased product volumes, length of contractual commitment, ordering patterns, inventory management and selling prices. During the three months ended March 29, 2013, Johnson & Johnson, Medtronic and St. Jude Medical collectively accounted for 52% of our total Company sales.

Electrochem’s customers are primarily companies involved in demanding markets with sophisticated total power solutions needs, such as in the portable medical and energy markets. Some of Electrochem’s larger OEM customers are Phillips Healthcare, Physio-Control, Covidien, Ethicon Endo-Surgery, Carefusion, Halliburton and Weatherford International.

Strategic and Financial Overview

As expected, first quarter 2013 revenue was lower than the prior year period. First quarter 2013 sales decreased $10.8 million or 7% over the prior year period to $148.3 million. This decrease was partially due to the sale of certain non-core orthopaedic product lines at the beginning of 2013, which caused orthopaedic revenue to decline by approximately $4.2 million. Foreign currency exchange rate fluctuations did not have a material impact on the current quarter in comparison to the prior year period. When adjusting for the sale of non-core product lines, 2013 first quarter revenue declined 4% compared to the prior year first quarter. This decline was primarily due to continued cardiac rhythm management (“CRM”) market headwinds, customer market share shifts, as well as customer inventory builds in the fourth quarter of 2012 for all product lines except orthopaedics. We saw the impact of fourth quarter 2012 inventory builds in lower first quarter 2013 orders. Orthopaedic revenue in the first quarter 2013, on a constant currency organic basis, grew 11% for the first quarter of 2013 due to implant market share gains and cases and tray product launches. This growth was partially offset by the timing of plant validations in connection with the closing of our Swiss facilities. For the remainder of 2013, we expect revenue to improve as customer ordering patterns normalize, orthopaedic backlog begins to be relieved, and new product introductions are commercialized in our cardiac and portable medical product lines.

We prepare our consolidated financial statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Additionally, we consistently report and discuss in our quarterly earnings releases and investor presentations adjusted operating income and margin, adjusted net income and adjusted earnings per diluted share. These adjusted amounts consist of GAAP amounts excluding the following adjustments to the extent they occur during the period: (i) acquisition-related charges, (ii) facility consolidation, optimization, manufacturing transfer and system integration charges, (iii) asset write-down and disposition charges, (iv) severance charges in connection with corporate realignments or a reduction in force, (v) litigation charges and gains, (vi) the impact of non-cash charges to interest expense due to the accounting change for convertible debt, (vii) unusual or infrequently occurring items, (viii) certain R&D expenditures (such as medical device design verification (“DVT”) expenses in connection with developing our neuromodulation platform), (ix) gain/loss on the sale of investments, (x) the income tax (benefit) related to these adjustments and (xi) certain tax charges related to the consolidation of our Swiss Orthopaedic facility. We believe that reporting these amounts provides important supplemental information to our investors and creditors seeking to understand the financial and business trends relating to our financial condition and results of operations. Additionally, certain performance-based compensation incentives provided to our executives are determined utilizing these adjusted amounts.

A reconciliation of GAAP operating income to adjusted amounts is as follows (in thousands):

	Three Months Ended
	Implantable Medical		Electrochem		Unallocated		Total
	Mar. 29,	Mar. 30,	Mar. 29,	Mar. 30,	Mar. 29,	Mar. 30,	Mar. 29	Mar. 30
	2013	2012	2013	2012	2013	2012	2013	2012
Sales	$111,414	$117,817	$36,851	$41,286	$—	$—	$148,265	$159,103

Operating income (loss) as reported	$14,343	$10,112	$4,816	$4,471	$(4,820)	$(3,385)	$14,339	$11,198
Adjustments:
Inventory step-up amortization (COS)	—	—	—	532	—	—	—	532
Medical device DVT expenses (RD&E)	1,734	1,040	—	—	—	—	1,734	1,040
Consolidation and optimization costs	2,760	750	—	—	302	818	3,062	1,568
Acquisition and integration expenses	70	105	40	838	1	—	111	943
Asset dispositions, severance and other	60	(24)	5	255	—	3	65	234

Adjusted operating income (loss)	$18,967	$11,983	$4,861	$6,096	$(4,517)	$(2,564)	$19,311	$15,515

Adjusted operating margin	17.0%	10.2%	13.2%	14.8%	N/A	N/A	13.0%	9.8%

Medical device related adjusted expenses (excluding DVT)	$5,875	$7,501	$—	$—	$—	$—	$5,875	$7,501

Adjusted operating income excluding medical device related adjusted expenses	$24,842	$19,484	$4,861	$6,096	$(4,517)	$(2,564)	$25,186	$23,016

Adjusted operating margin excluding medical device related adjusted expenses	22.3%	16.5%	13.2%	14.8%	N/A	N/A	17.0%	14.5%

GAAP operating income for the first quarter 2013 was $14.3 million compared to $11.2 million for the comparable 2012 period. This increase was primarily due to increased gross profit and lower net research, development and engineering (“RD&E”) investments, partially offset by higher selling, general, and administrative (“SG&A”) expenses and consolidation and optimization expenses. Adjusted operating income, which excludes consolidation, optimization and DVT costs, increased 24% to $19.3 million compared to $15.5 million in first quarter 2012. The increase in gross profit was driven primarily by cost savings and production efficiencies, including savings realized from the consolidation of our Swiss orthopaedic facilities and product line rationalizations, which totaled approximately $1.3 million. The improvement in RD&E is primarily a result of our efforts, beginning in 2012, to focus medical device research and development (“R&D”) investments and discontinue certain non-core R&D projects as well as a higher level of customer cost reimbursements. The increase in SG&A was primarily due to the additional cost from our investment in sales and marketing resources to drive future core business growth. The increase was partially offset by synergies realized from our acquisitions and benefits from the Swiss orthopaedic facility consolidation.

GAAP and adjusted diluted EPS for the first quarter of 2013 were $0.23 and $0.44 per share, respectively, compared to $0.19 and $0.37 per share, respectively, for the first quarter 2012.

A reconciliation of GAAP net income and diluted EPS to adjusted amounts is as follows (in thousands, except per share amounts):

	Three Months Ended
	March 29, 2013		March 30, 2012

	Net Income (Loss)	Impact Per Diluted Share	Net Income (Loss)	Impact Per Diluted Share
Net income as reported	$5,663	$0.23	$4,467	$0.19
Adjustments:
Inventory step-up amortization (COS)	—	—	346	0.01
Medical device DVT expenses (RD&E)	1,127	0.05	676	0.03
Consolidation and optimization costs(a)	2,340	0.10	1,019	0.04
Acquisition and integration expenses	72	—	613	0.03
Asset dispositions, severance and other	65	—	152	0.01
Loss on cost and equity method investments, net(b)	46	—	—	—
CSN conversion option discount amortization(c)	2,906	0.12	1,444	0.06
2012 R&D Tax Credit(d)	(1,500)	(0.06)	—	—

Adjusted net income and diluted EPS(e)	$10,719	$0.44	$8,717	$0.37

Adjusted diluted weighted average shares	24,415		23,848

(a)	Net of tax amounts computed using U.S. and foreign tax rates of 35% and 0%, respectively, for items incurred in those geographic locations for 2013 amounts and 35% and 22.5%, respectively for 2012 amounts.
(b)	Pre-tax amount is $70 thousand for 2013.
(c)	Pre-tax amount is $4.5 million for the 2013 period and $2.2 million for the 2012 period.
(d)	Relates to the 2012 portion of the R&D tax credit which was reinstated in the first quarter of 2013 retroactive back to the beginning of 2012. As required, the full year impact of the R&D tax credit relating to 2012 was recognized in the first quarter of 2013.
(e)	The per share data in this table has been rounded to the nearest $0.01 and therefore may not sum to the total.

2013 Financial Guidance

We are reaffirming our adjusted operating income as a percentage of sales and adjusted diluted EPS guidance ranges provided at the beginning of the year as follows:

Adjusted Operating Income as a % of Sales	12.0% - 12.5%
Adjusted Diluted EPS	$1.90 - $2.00

However, based on the actual results for the first quarter and our current expectations for the remainder of the year, we see a general trend towards the lower end of our original sales guidance of $660 million to $680 million provided at the beginning of the year. If achieved, this would result in organic revenue growth of 5% - 8% due to the disposition of $15 million of non-core orthopaedic product lines at the end of 2012.

As previously disclosed, adjusted operating income for 2013 includes GAAP operating income minus non-recurring, unusual or infrequently occurring items such as acquisition, consolidation and integration charges, certain RD&E expenditures, and asset disposition/write-down charges, totaling approximately $11.5 million to $14.0 million for 2013. These adjustments are significantly lower than the 2012 level as we have essentially completed our consolidation initiatives. Included in the above range are residual DVT costs in the range of $4.8 to $5.8 million to complete our Algostim project.

Our CEO’s View

As expected, our first quarter 2013 revenue was lower than the prior year period, however, the magnitude of the decline in our sales was more than we anticipated. We are pleased with the performance of our orthopaedics product line, which had 11% organic growth. Additionally, we continue to expect new product introductions to drive second half 2013 portable medical growth and to sustain or slightly outperform the CRM market.

Despite the decrease in sales, we were able to achieve a 19% increase in our adjusted diluted EPS as a result of a 320 basis point improvement in our adjusted operating margin to 13.0%. This improvement reflects our plant consolidations and more focused RD&E investment, partially offset by our continued investment in sales and marketing resources. Our core business, which excludes $5.9 million of incremental medical device development expenses, posted a 17.0% adjusted operating margin performance.

We continue to make good progress on our key strategic initiatives which include:

•	Successfully transferring orthopaedic manufacturing to our Fort Wayne and Tijuana facilities;

•	Prioritizing and focusing our RD&E investment and discontinuing non-core projects;

•	Continued milestone progress on our Algostim spinal cord stimulator positioning us for a second half 2013 PMA submission;

•	On-going discussions with potential OEM partners for the commercialization of Algostim; and

•	Maintaining and deepening our relationship with our OEM customers.

Product Development

Implantable Medical - We provide our Implantable Medical customers with complete medical devices. This medical device strategy is being facilitated through the QiG Group and includes strategic equity investments and medical devices developed independently as well as in conjunction with our OEM partners. While we do not intend to discuss each of these projects individually each quarter, we will discuss significant milestones as they occur. Some of the medical device projects that we currently are working on include:

Cardiovascular portfolio – As previously disclosed, near the end of 2012, Greatbatch Medical voluntarily decided to perform a field action on two of its cardiovascular medical devices as a result of manufacturing irregularities observed during inspection. This problem was identified after implementing a new inspection tool for use in performing inspections. Revenue on these medical devices, which totaled $3.3 million in 2012, is expected to be temporarily delayed until the second half of 2013.

Neuromodulation portfolio – With regards to Algostim, our spinal cord stimulator for the treatment of chronic pain in the trunk and limbs, DVT activities remain on track. During the first quarter of fiscal 2013, we initiated two animal studies for support of our literature-based PMA submission, which is anticipated later this year and we are well along on our CE mark submission with having completed the first three phases of a five phase modular submission with the TUV. Operationally, we are identifying and signing up key suppliers. Also, our collaboration with J.P. Morgan, who is assisting us in identifying commercial partners, is progressing well.

Approximately $0.5 million of the NeuroNexus Technologies, Inc. (“NeuroNexus”) acquisition purchase price in February 2012 was allocated to the estimated fair value of acquired in process research and development (“IPR&D”). These projects are expected to generate cash flows but have not yet reached technological feasibility, and thus were classified as an indefinite-lived intangible asset until the completion or abandonment of the associated projects. The value assigned to IPR&D related to the development of micro-electrodes for deep brain mapping and electrocorticography. There have been no significant changes from our original estimates with regards to these projects.

Electrochem - Electrochem continues to win new customers, new applications and next generation products. Our core competencies enable us to be well-positioned to win existing share and additional new product introductions based on our experience in providing solutions, our customer relationships, our investment in technology and facilities to further expand our capabilities, our capacity to service our customers, and our legacy of delivering highly reliable and innovative solutions to the medical marketplace.

The 2012 growth in Electrochem was driven by successful product launches into the higher growth, higher value portable medical market. Gaining better access to this attractive market is one of our strategic priorities as it provides us with a significant opportunity for growth given its $1 billion market size. Projections for growth in portable medical are expected to be double digit in 2013 with additional product launches with existing and new customers. Additionally, this market is benefiting from favorable market trends as patient care shifts from clinical settings to the home and as an aging population drives the need for lightweight and portable devices for patients and caregivers. These favorable trends are expected to allow this market to grow faster than our legacy markets over the next several years. Finally, this market is also attractive to us given that it has long product life cycles that should provide stability and diversification to our revenue base.

Cost Savings and Consolidation Efforts

In 2013 and 2012, we recorded charges in Other Operating Expenses, Net related to cost savings and consolidation efforts. These initiatives were undertaken to improve our operational efficiencies and profitability. Additional information regarding the timing, cash flow impact and amount of future expenditures is set forth in Note 9 “Other Operating Expenses, Net” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report, as well as the “Liquidity and Capital Resources” section of this Item.

Over the last three years, we have been implementing a multi-faceted plan to further enhance, optimize and leverage our orthopaedics operations. This plan includes the construction of an orthopaedic manufacturing facility in Fort Wayne, IN, updating our Indianapolis, IN facility to streamline operations, increase capacity, and further expand capabilities, and the transfer of most major functions performed at our facilities in Orvin and Corgemont, Switzerland into our Fort Wayne, IN and Tijuana, Mexico facilities. The total capital investment expected for these initiatives is between $25 million and $30 million, of which $21.2 million has been expended to date. Total expense expected to be incurred for these initiatives is between $36 million and $40 million, of which $35.8 million has been incurred to date.

Near the end of 2011, we initiated plans to optimize and expand our manufacturing infrastructure in order to support our medical device strategy. This included the transfer of certain product lines to lower cost facilities, expansion of two of our existing facilities, as well as the purchase of equipment to create additional capacity for the manufacture of medical devices and create additional cost savings. Total capital investment under these initiatives is expected to be between $15 million to $20 million, of which approximately $10.3 million has been expended to date. Total expenses expected to be incurred on these projects is between $2.0 million to $3.0 million, of which $1.6 million has been incurred to date.

These orthopaedic and medical device initiatives are expected to be completed over the next year and are expected to generate approximately $10 million to $15 million of annual cost savings and increase our capacity in order to support our growth and the manufacturing of complete medical devices.

In 2011, we initiated plans to upgrade our existing global ERP system. This initiative is expected to be completed over the next year. Total capital investment under this initiative is expected to be approximately $4 million to $5 million, of which approximately $3.0 million has been expended to date. Total expenses expected to be incurred on this initiative is between $6 million to $7 million, of which $5.3 million has been incurred to date.

Our Financial Results

We utilize a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31st. For 52-week years, each quarter contains 13 weeks. The first quarter of 2013 and 2012 ended on March 29, and March 30, respectively, and each contained 13 weeks. The commentary that follows should be read in conjunction with our Condensed Consolidated Financial Statements and related notes and with the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended December 28, 2012.

The following table presents certain financial information derived from our Condensed Consolidated Financial Statements for the periods presented (dollars in thousands, except per share data):

	Three Months Ended
	March 29,	March 30,	Change
	2013	2012	$	%
Sales:
Implantable Medical
Cardiac/Neuromodulation	$71,167	$75,135	$(3,968)	-5%
Vascular	10,624	11,636	(1,012)	-9%
Orthopaedic	29,623	31,046	(1,423)	-5%

Total Implantable Medical	111,414	117,817	(6,403)	-5%
Electrochem
Portable Medical	18,889	18,720	169	1%
Energy	12,293	14,771	(2,478)	-17%
Other	5,669	7,795	(2,126)	-27%

Total Electrochem	36,851	41,286	(4,435)	-11%

Total sales	148,265	159,103	(10,838)	-7%
Cost of sales	99,516	112,215	(12,699)	-11%

Gross profit	48,749	46,888	1,861	4%
Gross profit as a % of sales	32.9%	29.5%
Selling, general and administrative expenses (SG&A)	20,092	19,034	1,058	6%
SG&A as a % of sales	13.6%	12.0%
Research, development and engineering costs, net (RD&E)	11,080	13,911	(2,831)	-20%
RD&E as a % of sales	7.5%	8.7%
Other operating expense, net	3,238	2,745	493	18%

Operating income	14,339	11,198	3,141	28%
Operating margin	9.7%	7.0%
Interest expense	6,988	4,359	2,629	60%
Other expense, net	285	720	(435)	-60%
Provision for income taxes	1,403	1,652	(249)	-15%
Effective tax rate	19.9%	27.0%

Net income	$5,663	$4,467	$1,196	27%

Net margin	3.8%	2.8%
Diluted earnings per share	$0.23	$0.19	$0.04	21%

Sales

Implantable Medical – Cardiac and neuromodulation sales for the first quarter of 2013 decreased 5% compared to the prior year period to $71.2 million. This decrease was primarily due to continued CRM market headwinds, OEM market share shifts, and customer inventory adjustments during the first quarter of 2013 due to inventory builds at the end of 2012. We remain cautiously optimistic with the prospects of this product line as we expect customer ordering patterns to return to more normalized levels and as we expect new battery product launches in the second half of 2013. Additionally, our longer-term outlook remains optimistic as we continue to see an increased pace of product development opportunities from our cardiac customers. We believe that these opportunities, combined with our increased sales and marketing resources, will allow the Company to grow this product line faster than the underlying market.

First quarter 2013 vascular sales decreased 9% to $10.6 million compared to the prior year period and was primarily due to customer inventory adjustments. Vascular revenue is expected to return to a more normalized level beginning in the second half of 2013. However, growth in this product line for the remainder of the year will be challenged by the previously communicated voluntary field action related to two vascular medical devices near the end of 2012. These devices are on track to be back on the market in the third quarter of 2013.

Orthopaedic sales of $29.6 million for the first quarter of 2013 declined 5% compared to the first quarter of 2012. During the first quarter of 2013, the Company sold certain non-core orthopaedic product lines which reduced orthopaedic revenue by approximately $4.2 million in comparison to the prior year period. Foreign currency exchange rate fluctuations did not have a material impact on the current quarter. On a constant currency organic basis, orthopaedic product line sales increased 11% in comparison to the prior year first quarter. This increase was primarily due to orthopaedic implant market share gains and cases and tray product launches and was partially offset by the timing of plant validations in connection with the transfer of operations from our Swiss facilities to other Greatbatch facilities. This consolidation has been completed and is expected to benefit the next two quarters as backlog is relieved.

Electrochem – First quarter sales for Electrochem declined 11% to $36.9 million compared to $41.3 million for the comparable 2012 period. This decrease was primarily a result of tough comparables in our energy and other product lines. Additionally, inventory builds and product launches in the fourth quarter of 2012 impacted first quarter 2013 revenues resulting in customers having lower ordering levels. Our portable medical product line revenue grew 1% which was primarily driven by new product launches. Customer inventory depletion and new product launches will be key drivers to growth for the remainder of the year. Building a strong funnel of future opportunities continues to be a focus while investment in sales and marketing is driving long-term growth with new and existing customers. We continue to see strong market shifts that align with our capabilities to provide solutions to a broad range of opportunities within the portable medical market. We continue to leverage new technology developments that are opening up solutions throughout the patient care cycle from first responders, surgery, monitoring and recovery.

Gross Profit

Changes to gross profit as a percentage of sales from the prior year period were due to the following:

Change From Prior Year
Three Months
Impact of Swiss consolidations(a)	0.9%
Cost savings and production efficiencies(b)	3.1%
Selling price(c)	-1.0%
Other	0.4%

Total percentage point change to gross profit as a percentage of sales	3.4%

(a)	Our gross profit percentage benefitted approximately $1.3 million from the consolidation of our Swiss orthopaedic facilities into other existing Greatbatch facilities in the first quarter of 2013. The 2012 gross profit percentage includes the negative impact of production inefficiencies at those facilities.
(b)	Our gross profit percentage benefitted from production efficiencies gained at our manufacturing facilities as a result of our various lean and supply chain initiatives as well as higher production volumes due to increased inventory levels.
(c)	Our gross profit percentage has been negatively impacted in comparison to the prior year period by price concessions made to our larger OEM customers, which were given in exchange for long-term contracts.

Over the short-term, we expect to see continued year over year gross margin improvements as a result of the consolidation of our orthopaedic operations and from various other productivity improvement initiatives that are being implemented (See Cost Savings and Consolidation Efforts section). Additionally, over the long-term we expect our gross profit margin to improve as more system and device level products are introduced, which typically earn a higher margin.

SG&A Expenses

Changes to SG&A expenses from the prior year period were due to the following (in thousands):

Change From Prior Year
Three Months
Selling and marketing(a)	$713
Performance-based compensation(b)	624
Other	(279)

Net increase in SG&A	$1,058

(a)	Amount represents the incremental SG&A expenses related to our decision in 2012 to increase selling and marketing resources in order to drive core business growth and sustain a pipeline in order to achieve our committed 5% or better revenue growth performance goal.
(b)	Amounts represent the change in performance-based compensation versus the prior year period and is recorded based upon the actual results achieved.

RD&E Expenses, Net

Net RD&E costs are comprised of the following (in thousands):

	Three Months Ended
	March 29,	March 30,
	2013	2012
Research and development costs	$3,335	$5,655

Engineering costs	10,958	9,639
Less cost reimbursements	(3,213)	(1,383)

Engineering costs, net	7,745	8,256

Total RD&E, net	$11,080	$13,911

Net RD&E for the 2013 first quarter decreased $2.8 million to $11.1 million in comparison to the first quarter of 2012. This improvement is primarily a result of the Company’s efforts, beginning in 2012, to focus medical device R&D investments and discontinuing certain non-core R&D projects. Additionally, first quarter 2013 results included $1.8 million of additional customer cost reimbursements due to the timing of achieving milestone payments on certain projects. These benefits were partially offset by higher DVT costs incurred in connection with the Company’s development of a neuromodulation platform. DVT expenses totaled $1.7 million for the first quarter of 2013 compared to $1.0 million for the comparable 2012 period. In total, medical device related expenses declined $0.9 million from the first quarter of 2012 to the first quarter of 2013. Going forward, the Company’s medical device technology investment is focused on successfully commercializing Algostim and being selective in opportunities that leverage our strengths in the core business units and drive exceptional and sustainable growth. Additionally, the Company continues to seek strategic partners to share in the costs of RD&E and reduce the impact on the bottom line.

Other Operating Expense, Net

Other operating expense, net is comprised of the following (in thousands):

	Three Months Ended
	March 29,	March 30,
	2013	2012
Orthopaedic facility optimization(a)	$2,636	$344
Medical device facility optimization(a)	105	329
ERP system upgrade(a)	321	895
Acquisition and integration costs(b)	111	943
Asset dispositions, severance and other(c)	65	234

Total other operating expenses, net	$3,238	$2,745

(a)	Refer to “Cost Savings and Consolidation Efforts” section of this Item and Note 9 “Other Operating Expense, Net” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for disclosures related to the timing and level of remaining expenditures for these initiatives.
(b)	During 2013 and 2012, we incurred costs related to the integration of Micro Power Electronics, Inc. and NeuroNexus. These expenses were primarily for retention bonuses, travel costs in connection with integration efforts, training, severance, and the change in fair value of the contingent consideration recorded in connection with these acquisitions.

(c)	During 2013 and 2012, we recorded write-downs in connection with various asset disposals, net of insurance proceeds received, if any.

Interest Expense and Interest Income

Interest expense for the first quarter of 2013 increased $2.6 million over the comparable period of 2012, due to the increased discount amortization related to our convertible subordinated notes. This discount was being amortized utilizing the effective interest method and a portion was accelerated into the first quarter of 2013 from the second quarter of 2013 due to the redemption of those notes in the current period. As a result, interest expense is expected to decline for the remainder of 2013 in comparison to the respective periods of 2012.

Other Expense, Net

Other expense, net primarily includes the impact of foreign currency exchange rate fluctuations on transactions denominated in foreign currencies. We generally do not expect foreign currency exchange rate fluctuations to have a material impact on our financial results.

Provision for Income Taxes

The effective tax rate (including discrete items) for the first quarter of 2013 was 19.9% compared to 27.0% for the same period of 2012. This decrease was primarily attributable to the reinstatement of the R&D tax credit in the first quarter of 2013, as well as higher income in lower tax rate jurisdictions. During the first quarter of 2013, the Company recognized a $1.5 million discrete tax benefit related to the 2012 portion of the R&D tax credit. This benefit was partially offset by other discrete tax items recognized during the quarter. Overall the discrete tax items recognized in the first quarter of 2013 were consistent with those recognized in the first quarter of 2012. The benefit of the 2013 portion of the R&D tax credit will be recognized through the fiscal 2013 effective tax rate.

We currently expect our 2013 annual GAAP effective tax rate to be in the range of 30 to 33%. We expect there to be continued volatility of this effective tax rate due to several factors, including changes in the mix of pre-tax income and the jurisdictions to which it relates, changes in tax laws and foreign tax holidays, business reorganizations, settlements with taxing authorities and foreign currency fluctuations. We currently have various tax planning initiatives in place that are aimed at reducing our effective tax rate over the long-term.

Government Regulation

The Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act (collectively “Health Care Reform”) legislated broad-based changes to the U.S. health care system that could significantly impact our business operations and financial results, including higher or lower revenue, as well as higher employee medical costs and taxes. Health Care Reform imposes significant new taxes on medical device OEMs, which will result in a significant increase in the tax burden on our industry and which could have a material negative impact on our financial condition, results of operations and our cash flows. Other elements of Health Care Reform such as comparative effectiveness research, an independent payment advisory board, payment system reforms including shared savings pilots and other provisions could meaningfully change the way healthcare is developed and delivered, and may materially impact numerous aspects of our business, results of operations and financial condition. Many significant parts of Health Care Reform will be phased in over the next several years and require further guidance and clarification in the form of regulations. Management has evaluated the impact that the new medical device tax will have on our results from operations, which began in 2013, and has estimated that it will reduce gross profit by $0.6 million to $1.0 million.

On August 22, 2012, the U.S. Securities and Exchange Commission (“SEC”) issued a rule under Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act requiring companies to publicly disclose their use of conflict minerals that originated in the Democratic Republic of the Congo (“DRC”) or an adjoining country. Under the rule, issuers are required to conduct a “reasonable” due diligence process to ascertain the source of conflict minerals, defined as tantalum, tin, gold or tungsten, that are necessary to the functionality or production of their manufactured or contracted to be manufactured products. Companies are required to provide this disclosure on a new form to be filed with the SEC called Form SD. Companies are required to file Form SD on May 31, 2014 for the 2013 calendar period and annually on May 31 every year thereafter. We anticipate additional, new compliance costs to be incurred since we utilize all of the minerals specified in the rule. We are unable to quantify the cost of implementing this new regulation at this time.

Liquidity and Capital Resources

	As of
	March 29,	December 28,
(Dollars in thousands)	2013	2012
Cash and cash equivalents	$10,144	$20,284
Working capital	$169,181	$176,376
Current ratio	2.65	2.92

The decrease in cash and cash equivalents from the end of 2012 was primarily due to cash used in operations of $7.6 million during the quarter. This cash usage was primarily a result of the buildup of inventory during the quarter in order to replenish safety stock levels and in anticipation of higher sales in the second half of the year, as well as the decrease in accrued expenses due to 2012 incentive compensation payments and severance payments made during the quarter in connection with our Swiss orthopaedic consolidation. The decrease in working capital and current ratio from the end of 2012 was a result of the variances discussed above as well as the reclassification of $30.4 million of deferred income taxes to income taxes payable as a result of the repayment of our convertible subordinated notes during the quarter. Of the $10.1 million of cash on hand as of March 29, 2013, $3.6 million is being held at our foreign subsidiaries.

Revolving Line of Credit – We have a senior credit facility (the “Credit Facility”) consisting of a $400 million revolving line of credit, which can be increased to $600 million upon our request and approval by the lenders. The Credit Facility also contains a $15 million letter of credit subfacility and a $15 million swingline subfacility. The Credit Facility has a maturity date of June 24, 2016.

The Credit Facility is supported by a consortium of fourteen banks with no bank controlling more than 19% of the facility. As of March 29, 2013, each bank supporting the Credit Facility has an S&P credit rating of BBB or better, which is considered investment grade.

The Credit Facility requires us to maintain a rolling four quarter ratio of adjusted EBITDA to interest expense of at least 3.0 to 1.0. For the twelve month period ended March 29, 2013, our ratio of adjusted EBITDA to interest expense, calculated in accordance with our credit agreement, was 17.9 to 1.0, well above the required ratio. The Credit Facility also requires us to maintain a total leverage ratio of not greater than 4.0 to 1.0. As of March 29, 2013, our total leverage ratio, calculated in accordance with our credit agreement, was 2.34 to 1.0, well below the required ratio.

The Credit Facility contains customary events of default. Upon the occurrence and during the continuance of an event of default, a majority of the lenders may declare the outstanding advances and all other obligations under the Credit Facility immediately due and payable. See Note 6 “Debt” of the Notes to Condensed Consolidated Financial Statements in Item 1 of this report for a more detailed description of the Credit Facility.

As of March 29, 2013, we had $167 million of borrowing capacity available under the Credit Facility. This amount may vary from period to period based upon our debt and EBITDA levels, which impacts the covenant calculations discussed above. We believe that our cash flow from operations and the Credit Facility provide adequate liquidity to meet our short- and long- term funding needs.

Operating activities – Cash used in operations for the first three months of 2013 was $7.6 million, which was higher than the usage in the comparable 2012 period of $0.4 million. This increase was primarily due to the buildup of inventory during the quarter in order to replenish safety stock levels and in anticipation of higher sales in the second half of the year. Additionally, the Company made severance payments during the quarter ended March 29, 2013 of $6.1 million in connection with our Swiss orthopaedic consolidation.

Investing activities – Net cash used in investing activities for the first three months of 2013 was $5.8 million. This included $1.8 million of proceeds received from the sale of our Swiss orthopaedic product lines which closed during the first quarter of 2013. The proceeds received were offset by $6.7 million used for the purchase of property, plant and equipment to support normal operations as well as our cost savings and consolidation initiatives. Our current expectation is that capital spending for the full year of 2013 will be in the range of $20 million to $30 million, of which approximately half is discretionary in nature. We anticipate that cash on hand, cash flow from operations and availability under our Credit Facility will be sufficient to fund these capital expenditures. As part of our growth strategy, we have and will continue to consider targeted and opportunistic acquisitions.

Financing activities – Net cash provided by financing activities for the first three months of 2013 was $3.3 million compared to $0.1 million for the prior year period. During the first quarter of 2013, we retired $198 million of convertible subordinated notes through the usage of its Credit Facility, resulting in a net borrowing of $2.2 million. Additionally, the Company received $1.2 million from stock option exercises that occurred during the first quarter of 2013. Going forward, we expect excess cash flow from operations to be used to fund our remaining consolidation initiatives and to pay down outstanding debt.

Capital Structure – As of March 29, 2013, our capital structure consisted of $233 million of debt under our Credit Facility and 23.9 million shares of common stock outstanding. Additionally, we had $10.1 million in cash and cash equivalents, which is sufficient to meet our short-term operating cash needs. If necessary, we currently have access to $167 million under our Credit Facility and are authorized to issue 100 million shares of common stock and 100 million shares of preferred stock. We believe that if needed we can access public markets to raise additional capital. We believe that our capital structure provides adequate funding to meet our growth objectives. We continuously evaluate our capital structure as it relates to our anticipated long-term funding needs. Changes to our capital structure may occur as a result of this analysis, or changes in market conditions.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements within the meaning of Item 303(a)(4) of Regulation S-K.

Contractual Obligations

The following table summarizes our significant contractual obligations at March 29, 2013:

	Payments due by period
CONTRACTUAL OBLIGATIONS	Total	Remainder of 2013	2014 -2015	2016 -2017	After 2017
Debt obligations(a)	$284,601	$33,866	$11,754	$237,764	$1,217
Operating lease obligations(b)	18,072	3,516	8,204	4,419	1,933
Purchase obligations(b)	29,006	16,483	8,223	4,180	120
Foreign currency contracts(b)	9,000	9,000	—	—	—
Defined benefit plan obligations(c)	4,288	302	787	888	2,311

Total contractual obligations	$344,967	$63,167	$28,968	$247,251	$5,581

(a)	Includes expected interest expense on the $233 million outstanding on our Credit Facility based upon the period end weighted average interest rate of 2.00%, which includes the impact of our interest rate swap agreement. Also includes $36.5 million of current and deferred federal and state taxes on the Company’s convertible subordinated notes of which $30.4 million will be paid during 2013. See Note 6 “Debt” of the Notes to Condensed Consolidated Financial Statements in Item 1 of this report for additional information.
(b)	See Note 11 “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements in Item 1 of this report for additional information about our operating leases, purchase obligations and foreign currency contracts.
(c)	See Note 7 “Defined Benefit Plans” of the Notes to Condensed Consolidated Financial Statements in Item 1 of this report for additional information about our defined benefit plan obligations. During 2012, we transferred most major functions performed at our facilities in Switzerland into other existing facilities. As a result of this decision, we curtailed our defined benefit plan provided to employees at those facilities in the third quarter of 2012. As nearly all of the Swiss pension liability is expected to be paid off in 2013, the Company moved all Swiss pension plan assets into cash accounts during 2012. Swiss plan assets are expected to be sufficient to cover plan liabilities.

This table does not reflect $1.1 million of unrecognized tax benefits as we are uncertain as to if or when such amounts may be settled. Refer to Note 10 “Income Taxes” of the Notes to Condensed Consolidated Financial Statements in Item 1 of this report for additional information about these unrecognized tax benefits.

We self-fund the medical insurance coverage provided to our U.S. based employees. The Company’s risk is being limited through the use of stop loss insurance, which has specific stop loss coverage per associate for claims in the year exceeding $225 thousand per associate with no annual maximum aggregate stop loss coverage. As of March 29, 2013, we have $1.5 million accrued related to our self-insured medical plan, which is recorded in Accrued Expenses in the Condensed Consolidated Balance Sheet, and is primarily based upon claim history. This table does not reflect any potential future payments for self-insured medical claims.

Impact of Recently Issued Accounting Standards

In the normal course of business, we evaluate all new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”), SEC, Emerging Issues Task Force (“EITF”), American Institute of Certified Public Accountants (“AICPA”) or other authoritative accounting body to determine the potential impact they may have on our Condensed Consolidated Financial Statements. Based upon this review, we do not expect any of the recently issued accounting pronouncements, which have not already been adopted, to have a material impact on our Condensed Consolidated Financial Statements. See Note 16 “Impact of Recently Issued Accounting Standards” of the Notes to the Condensed Consolidated Financial Statements in Item 1 of this report for additional information.

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

You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or variations or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially from those suggested by these forward-looking statements. In evaluating these statements and our prospects generally, you should carefully consider the factors set forth below. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary factors and to others contained throughout this report. We are under no duty to update any of the forward-looking statements after the date of this report or to conform these statements to actual results.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency – We have significant foreign operations in France, Mexico and Switzerland, which expose the Company to foreign currency exchange rate fluctuations due to transactions denominated in Euros, Mexican pesos and Swiss francs, respectively. We continuously evaluate our foreign currency risk and will take action from time to time in order to best mitigate these risks, which includes the use of various derivative instruments such as forward currency exchange rate contracts. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency exposures would have had an impact of approximately $7 million on our annual sales. This amount is not indicative of the hypothetical net earnings impact due to partially offsetting impacts on cost of sales and operating expenses in those currencies. We estimate that foreign currency exchange rate fluctuations during the three months ended March 29, 2013 did not have a material impact in comparison to the prior year period.

In May 2012, we entered into two forward contracts to purchase 6.9 million and 7.2 million Mexican pesos per month beginning in January 2013 through December 2013 at an exchange rate of $0.0727 and $0.0693 per peso, respectively. These contracts were entered into in order to hedge the risk of peso-denominated payments associated with a portion of the operations at our Tijuana, Mexico facility for 2013 and are being accounted for as cash flow hedges. As of March 29, 2013, these contracts had a positive fair value of $1.2 million, which is recorded within Prepaid Expenses and Other Current Assets in the Condensed Consolidated Balance Sheet. The amount recorded as a reduction of Cost of Sales during the three months ended March 29, 2013 and an increase of Cost of Sales during the three months ended March 30, 2012 related to our forward contracts was $0.2 million and $0.1 million, respectively. No portion of the change in fair value of our foreign currency exchange rate contracts during the three months ended March 29, 2013 or March 30, 2012 was considered ineffective.

We translate all assets and liabilities of our foreign operations, where the U.S. dollar is not the functional currency, at the period-end exchange rate and translate sales and expenses at the average exchange rates in effect during the period. The net effect of these translation adjustments is recorded in the Condensed Consolidated Financial Statements as Comprehensive Income. The translation adjustment for the first quarter of 2013 was a $3.1 million loss compared to a $4.0 million gain for the first quarter of 2012. Translation adjustments are not adjusted for income taxes as they relate to permanent investments in our foreign subsidiaries. Net foreign currency transaction gains and losses included in Other Expense, Net amounted to a loss of $0.05 million and $0.6 million for the first quarters of 2013 and 2012, respectively. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency net assets would have had an impact of approximately $8.0 million on our foreign net assets as of March 29, 2013.

Interest Rates – Interest rates on our Credit Facility reset, at our option, based upon the prime rate or LIBOR rate, thus subjecting us to interest rate risk. To help offset this risk, from time to time, we enter into receive floating-pay fixed interest rate swaps indexed to the same applicable index rate as the debt it is hedging. In October 2012 we entered into a three-year $150 million interest rate swap, which amortizes $50 million per year, which became effective during the first quarter of 2013. Under terms of the contract, we receive a floating interest rate indexed to the one-month LIBOR rate and pay a fixed interest rate of 0.573%. This swap was entered into in order to hedge against potential changes in cash flows on the outstanding debt on the Credit Facility, due to the repayment of our convertible subordinated notes, which is also indexed to the one-month LIBOR rate. The receive variable leg of the interest rate swap and the variable rate paid on the debt is expected to have the same rate of interest, excluding the credit spread, and reset and pay interest on the same dates. This swap is accounted for as a cash flow hedge.

As of March 29, 2013, we had $233 million outstanding on our revolving line of credit of which $150 million is currently being hedged. See Note 6 “Debt” of the Notes to Condensed Consolidated Financial Statements in Item 1 of this report for additional information about our outstanding debt. A hypothetical one percentage point (100 basis points) change in the prime rate on the $83 million of unhedged floating rate debt outstanding at March 29, 2013 would have an impact of approximately $0.8 million on our interest expense.

ITEM 4.   CONTROLS AND PROCEDURES

a.   Evaluation of Disclosure Controls and Procedures.

Our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the SEC as of March 29, 2013. These disclosure controls and procedures have been designed to provide reasonable assurance that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Based on their evaluation, as of March 29, 2013, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.

b.   Changes in Internal Control Over Financial Reporting.

We completed the acquisition of NeuroNexus Technologies, Inc. (“NeuroNexus”) on February 16, 2012. We believe that the internal controls and procedures of NeuroNexus are reasonably likely to materially affect our internal control over financial reporting. We are currently in the process of incorporating the internal controls and procedures of NeuroNexus into our internal controls over financial reporting.

The Company continues to extend its Section 404 compliance program under the Sarbanes-Oxley Act of 2002 (the “Act”) and the applicable rules and regulations under such Act to include NeuroNexus. However, the Company has excluded NeuroNexus from management’s assessment of the effectiveness of internal control over financial reporting as of December 28, 2012, as permitted by the guidance issued by the Office of the Chief Accountant of the SEC. The Company will report on its assessment of the internal controls of its combined operations within the time period provided by the Act and the applicable SEC rules and regulations concerning business combinations.

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter to which this Quarterly Report on Form 10-Q relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

There have been no material changes to the Company’s legal proceedings as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 28, 2012.

ITEM 1A.   RISK FACTORS

There have been no material changes from risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 28, 2012.

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

Dated: May 7, 2013	GREATBATCH, INC.

	By	/s/ Thomas J. Hook
Thomas J. Hook President and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Michael Dinkins
Michael Dinkins
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

	By	/s/ Thomas J. Mazza
Thomas J. Mazza Vice President and Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to our quarterly report on Form 10-Q for the period ended June 27, 2008).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our annual report on Form 10-K for the period ended January 1, 2010).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document