Form 10-Q
period 2013-06-28
GREATBATCH, INC.
filed 2013-08-06
CIK 1114483

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2013

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

The number of shares outstanding of the Company’s common stock, $0.001 par value per share, as of August 6, 2013 was: 24,063,744 shares.

Greatbatch, Inc.

Table of Contents for Form 10-Q

As of and for the Quarterly Period Ended June 28, 2013

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GREATBATCH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - Unaudited

(in thousands except share and per share data)

	As of
	June 28, 2013	December 28, 2012
ASSETS
Current assets:
Cash and cash equivalents	$10,184	$20,284
Accounts receivable, net of allowance for doubtful accounts of $2.2 million in 2013 and $2.4 million in 2012	138,597	120,923
Inventories	122,162	106,612
Deferred income taxes	7,906	7,678
Prepaid expenses and other current assets	9,572	12,636

Total current assets	288,421	268,133
Property, plant and equipment, net	149,214	150,893
Amortizing intangible assets, net	79,973	87,345
Indefinite-lived intangible assets	20,828	20,828
Goodwill	344,909	349,035
Deferred income taxes	2,676	2,534
Other assets	11,261	11,107

Total assets	$897,282	$889,875

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$42,675	$45,274
Income taxes payable	18,915	94
Deferred income taxes	845	874
Accrued expenses	36,250	45,515

Total current liabilities	98,685	91,757
Long-term debt	237,000	225,414
Deferred income taxes	51,990	82,462
Other long-term liabilities	6,500	9,382

Total liabilities	394,175	409,015
Stockholders’ equity:
Preferred stock, $0.001 par value, authorized 100,000,000 shares; no shares issued or outstanding in 2013 or 2012	—	—
Common stock, $0.001 par value, authorized 100,000,000 shares; 23,982,662 shares issued and 23,960,657 shares outstanding in 2013 23,731,570 shares issued and 23,711,838 shares outstanding in 2012	24	24
Additional paid-in capital	329,388	320,618
Treasury stock, at cost, 22,005 shares in 2013 and 19,732 shares in 2012	(593)	(452)
Retained earnings	163,138	147,723
Accumulated other comprehensive income	11,150	12,947

Total stockholders’ equity	503,107	480,860

Total liabilities and stockholders’ equity	$897,282	$889,875

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREATBATCH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS) - Unaudited

(in thousands except per share data)

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2013	2012	2013	2012
Sales	$171,331	$166,548	$319,596	$325,651
Cost of sales	114,029	114,615	213,545	226,830

Gross profit	57,302	51,933	106,051	98,821
Operating expenses:
Selling, general and administrative expenses	22,248	20,745	42,340	39,779
Research, development and engineering costs, net	14,097	14,174	25,177	28,085
Other operating expenses, net	3,822	5,923	7,060	8,668

Total operating expenses	40,167	40,842	74,577	76,532
Operating income	17,135	11,091	31,474	22,289
Interest expense	1,445	4,415	8,433	8,774
Other (income) expense, net	679	(194)	964	526

Income before provision for income taxes	15,011	6,870	22,077	12,989
Provision for income taxes	5,259	3,019	6,662	4,671

Net income	$9,752	$3,851	$15,415	$8,318

Earnings per share:
Basic	$0.41	$0.16	$0.65	$0.35
Diluted	$0.39	$0.16	$0.62	$0.35
Weighted average shares outstanding:
Basic	23,914	23,611	23,832	23,515
Diluted	24,922	23,876	24,818	23,816
Comprehensive income (loss):
Net income	$9,752	$3,851	$15,415	$8,318

Other comprehensive income (loss)
Foreign currency translation gain (loss)	631	(5,565)	(2,432)	(1,527)
Net change in cash flow hedges, net of tax	(231)	—	38	525
Defined benefit plan liability adjustment, net of tax	—	—	597	—

Other comprehensive income (loss)	400	(5,565)	(1,797)	(1,002)

Comprehensive income (loss)	$10,152	$(1,714)	$13,618	$7,316

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREATBATCH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited

(in thousands)

	Six Months Ended
	June 28,	June 29,
	2013	2012
Cash flows from operating activities:
Net income	$15,415	$8,318
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	17,853	22,104
Debt related amortization included in interest expense	5,887	5,959
Stock-based compensation	7,347	5,533
Other non-cash gains	(276)	(59)
Deferred income taxes	(30,910)	45
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(18,030)	(12,140)
Inventories	(15,966)	(4,570)
Prepaid expenses and other current assets	(161)	538
Accounts payable	(699)	2,749
Accrued expenses	(7,853)	(8,669)
Income taxes payable	18,760	3,732

Net cash provided by (used in) operating activities	(8,633)	23,540

Cash flows from investing activities:
Proceeds from sale of orthopaedic product lines (Note 9)	3,228	—
Acquisition of property, plant and equipment	(11,557)	(24,181)
Purchase of equity method investments	(1,287)	—
Acquisitions, net of cash acquired	—	(17,224)
Other investing activities	30	65

Net cash used in investing activities	(9,586)	(41,340)

Cash flows from financing activities:
Principal payments of long-term debt	(208,782)	(18,000)
Proceeds from issuance of long-term debt	215,000	10,000
Issuance of common stock	2,579	403
Other financing activities	(688)	(118)

Net cash provided by (used in) financing activities	8,109	(7,715)

Effect of foreign currency exchange rates on cash and cash equivalents	10	140

Net decrease in cash and cash equivalents	(10,100)	(25,375)
Cash and cash equivalents, beginning of period	20,284	36,508

Cash and cash equivalents, end of period	$10,184	$11,133

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREATBATCH, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY - Unaudited

(in thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
At December 28, 2012	23,732	$24	$320,618	(20)	$(452)	$147,723	$12,947	$480,860
Stock-based compensation	—	—	4,355	—	—	—	—	4,355
Net shares issued under stock incentive plans	160	—	2,020	(2)	(141)	—	—	1,879
Income tax liability from stock options, restricted stock and restricted stock units	—	—	(82)	—	—	—	—	(82)
Shares contributed to 401(k) Plan	91	—	2,477	—	—	—	—	2,477
Net income	—	—	—	—	—	15,415	—	15,415
Total other comprehensive loss	—	—	—	—	—	—	(1,797)	(1,797)

At June 28, 2013	23,983	$24	$329,388	(22)	$(593)	$163,138	$11,150	$503,107

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information (Accounting Standards Codification (“ASC”) 270, Interim Reporting) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a full presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of Greatbatch, Inc. and its wholly-owned subsidiary, Greatbatch Ltd. (collectively “Greatbatch” or the “Company”), for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ materially from these estimates. The December 28, 2012 condensed consolidated balance sheet data was derived from audited consolidated financial statements but does not include all disclosures required by GAAP. For further information, refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2012. The Company utilizes a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31st. The second quarter and year-to-date periods of 2013 and 2012 each contained 13 weeks and 26 weeks, respectively, and ended on June 28, and June 29, respectively.

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

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

Pro Forma Results (Unaudited)

The following unaudited pro forma information presents the consolidated results of operations of the Company and NeuroNexus as if that acquisition occurred as of the beginning of fiscal year 2012 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Sales	$171,331	$166,548	$319,596	$326,091
Net income	9,752	3,851	15,415	8,144
Earnings per share:
Basic	$0.41	$0.16	$0.65	$0.35
Diluted	$0.39	$0.16	$0.62	$0.34

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

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

3.	SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended
	June 28,	June 29,
(in thousands)	2013	2012
Noncash investing and financing activities:
Common stock contributed to 401(k) Plan	$2,477	$4,793
Property, plant and equipment purchases included in accounts payable	825	5,624
Cash paid during the period for:
Interest	$2,926	$2,909
Income taxes	18,895	983
Acquisition of noncash assets	$—	$14,379
Liabilities assumed	—	1,226

4.	INVENTORIES

Inventories are comprised of the following (in thousands):

	As of
	June 28,	December 28,
	2013	2012
Raw materials	$68,016	$58,204
Work-in-process	35,162	30,022
Finished goods	18,984	18,386

Total	$122,162	$106,612

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

5.	INTANGIBLE ASSETS

Amortizing intangible assets are comprised of the following (in thousands):

At June 28, 2013	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount
Technology and patents	$95,576	$(65,470)	$1,701	$31,807
Customer lists	68,257	(21,797)	838	47,298
Other	4,434	(4,370)	804	868

Total amortizing intangible assets	$168,267	$(91,637)	$3,343	$79,973

At December 28, 2012
Technology and patents	$95,576	$(61,659)	$1,932	$35,849
Customer lists	68,257	(18,929)	1,270	50,598
Other	4,434	(4,341)	805	898

Total amortizing intangible assets	$168,267	$(84,929)	$4,007	$87,345

Aggregate intangible asset amortization expense is comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2013	2012	2013	2012
Cost of sales	$1,759	$1,900	$3,539	$3,795
Selling, general and administrative expenses	1,445	1,579	2,897	3,140
Research, development and engineering costs, net	136	137	272	273

Total intangible asset amortization expense	$3,340	$3,616	$6,708	$7,208

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

Estimated future intangible asset amortization expense based on the current carrying value is as follows (in thousands):

Estimated Amortization Expense
Remainder of 2013	$6,435
2014	13,372
2015	12,320
2016	10,026
2017	8,903
Thereafter	28,917

Total estimated amortization expense	$79,973

Indefinite-lived intangible assets are comprised of the following (in thousands):

	Trademarks and Tradenames	IPR&D	Total
At June 28, 2013	$20,288	$540	$20,828

The change in goodwill is as follows (in thousands):

	Implantable Medical	Electrochem	Total
At December 28, 2012	$307,201	$41,834	$349,035
Goodwill disposed (Note 9)	(2,771)	—	(2,771)
Foreign currency translation	(1,355)	—	(1,355)

At June 28, 2013	$303,075	$41,834	$344,909

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

6.	DEBT

Long-term debt is comprised of the following (in thousands):

	As of
	June 28, 2013	December 28, 2012
Revolving line of credit	$237,000	$33,000
2.25% convertible subordinated notes	—	197,782
Unamortized discount	—	(5,368)

Total long-term debt	$237,000	$225,414

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

The Credit Facility is secured by the Company’s non-realty assets including cash, accounts receivable and inventories. Interest rates under the Credit Facility are, at the Company’s option either at: (i) the prime rate plus the applicable margin, which ranges between 0.0% and 1.0%, based on the Company’s total leverage ratio or (ii) the applicable LIBOR rate plus the applicable margin, which ranges between 1.5% and 3.0%, based on the Company’s total leverage ratio. Loans under the swingline subfacility will bear interest at the prime rate plus the applicable margin, which ranges between 0.0% and 1.0%, based on the Company’s total leverage ratio. The Company is also required to pay a commitment fee, which varies between 0.175% and 0.25% depending on the Company’s total leverage ratio.

The Credit Facility contains limitations on the incurrence of indebtedness, liens and licensing of intellectual property, investments and certain payments. The Credit Facility permits the Company to engage in the following activities up to an aggregate amount of $250 million: 1) engage in permitted acquisitions in the aggregate not to exceed $250 million; 2) make other investments in the aggregate not to exceed $60 million; 3) make stock repurchases not to exceed $60 million in the aggregate; and 4) retire up to $198 million of CSN (defined below). At any time that the total leverage ratio of the Company for the two most recently ended fiscal quarters is less than 2.75 to 1.0, the Company may make an election to reset each of the amounts specified above. Additionally, these limitations can be waived upon the Company’s request and approval of a majority of the lenders. As a result of the repayment of CSN during the first quarter of 2013 (discussed below), as of June 28, 2013, the Company’s ability to engage in these activities was reduced to the aggregate limit of $49 million.

The Credit Facility requires the Company to maintain a rolling four quarter ratio of adjusted EBITDA to interest expense of at least 3.0 to 1.0, and a total leverage ratio of not greater than 4.0 to 1.0. The calculation of adjusted EBITDA and total leverage ratio excludes non-cash charges, extraordinary, unusual, or non-recurring expenses or losses, non-cash stock-based compensation, and non-recurring expenses or charges incurred in connection with permitted acquisitions. As of June 28, 2013, the Company was in compliance with all covenants.

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

The Credit Facility contains customary events of default. Upon the occurrence and during the continuance of an event of default, a majority of the lenders may declare the outstanding advances and all other obligations under the Credit Facility immediately due and payable.

As of June 28, 2013, the weighted average interest rate on borrowings under the Credit Facility, which does not take into account the impact of the Company’s interest rate swap, was 1.97%. As of June 28, 2013, the Company had $163 million of borrowing capacity available under the Credit Facility. This borrowing capacity may vary from period to period based upon the debt levels of the Company and the level of EBITDA, which impacts the covenant calculations described above.

Interest Rate Swap – From time to time, the Company enters into interest rate swap agreements in order to hedge against potential changes in cash flows on the outstanding borrowings on the Credit Facility. The variable rate received on the interest rate swaps and the variable rate paid on the debt have the same rate of interest, excluding the credit spread, and resets and pays interest on the same date. During 2012, the Company entered into a three-year $150 million interest rate swap, which amortizes $50 million per year and became effective on February 20, 2013. This swap was entered into in order to hedge against potential changes in cash flows on the outstanding Credit Facility borrowings, which are also indexed to the one-month LIBOR rate. This swap is being accounted for as a cash flow hedge. Information regarding the Company’s outstanding interest rate swap as of June 28, 2013 is as follows (dollars in thousands):

Instrument	Type of Hedge	Notional Amount	Start Date	End Date	Pay Fixed Rate	Current Receive Floating Rate	Fair Value June 28, 2013	Balance Sheet Location
Interest rate swap	Cash flow	$150,000	Feb-13	Feb-16	0.573%	0.192%	$(284)	Other Long- Term Liabilities

The estimated fair value of the interest rate swap agreement represents the amount the Company expects to receive (pay) to terminate the contract. No portion of the change in fair value of the Company’s interest rate swap during the six months ended June 28, 2013 was considered ineffective. The amount recorded as Interest Expense during the three and six months ended June 28, 2013 related to the Company’s interest rate swaps was $0.1 million and $0.2 million, respectively.

Convertible Subordinated Notes – In March 2007, the Company completed a private placement of $197.8 million of convertible subordinated notes (“CSN”) at a 5% discount. CSN accrued interest at 2.25% per annum, payable semi-annually, and were due on June 15, 2013. The effective interest rate of CSN, which took into consideration the amortization of the discount and deferred fees related to the issuance of these notes, was 8.5%. The discount on CSN was being amortized to the redemption date utilizing the effective interest method. On February 20, 2013, the Company redeemed all outstanding CSN using funds borrowed under the Credit Facility.

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

The contractual interest and discount amortization for CSN were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Contractual interest	$—	$1,113	$634	$2,225
Discount amortization	—	2,735	5,368	5,424

Deferred Financing Fees - The change in deferred financing fees is as follows (in thousands):

At December 28, 2012	$2,056
Amortization during the period	(520)

At June 28, 2013	$1,536

7.	DEFINED BENEFIT PLANS

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

During 2012, the Company transferred most major functions performed at its facilities in Switzerland into other existing facilities. As a result, the Company curtailed its defined benefit plan provided to employees at those Swiss facilities during the third quarter of 2012. In accordance with ASC 715, the gain recognized in connection with this curtailment is realized as the related employees are terminated. As nearly all of the Swiss pension liability is expected to be paid in 2013, the Company moved all Swiss pension plan assets into cash accounts during 2012. Swiss plan assets are expected to be sufficient to cover plan liabilities. During 2013, the Company settled approximately $7.7 million of its defined benefit obligation.

The change in net defined benefit plan liability is as follows (in thousands):

At December 28, 2012	$3,946
Service cost	151
Interest cost	103
Curtailment	(1,581)
Actuarial gain	(171)
Benefit payments	(109)
Foreign currency translation	(67)

At June 28, 2013	$2,272

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

Amounts recognized in Accumulated Other Comprehensive Income are as follows (in thousands):

Six Months Ended June 28, 2013
Net gain occurring during the period	$(171)
Amortization of losses	(581)
Prior service cost	155

Pre-tax adjustment	(597)
Taxes	—

Net gain	$(597)

Net defined benefit (income) cost is comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Service cost	$69	$278	$151	$563
Interest cost	40	103	103	207
Curtailment gain (Other Operating Expenses, Net)	—	—	(1,150)	—
Amortization of net loss	—	31	—	62
Expected return on plan assets	—	(107)	—	(215)

Net defined benefit (income) cost	$109	$305	$(896)	$617

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

8.	STOCK-BASED COMPENSATION

The components and classification of stock-based compensation expense were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Stock options	$705	$689	$1,410	$1,367
Restricted stock and units	1,482	1,527	2,945	3,036
401(k) stock contribution	2,729	1,130	2,992	1,130

Total stock-based compensation expense	$4,916	$3,346	$7,347	$5,533

Cost of sales	$1,707	$1,104	$2,129	$1,367
Selling, general and administrative	2,587	1,909	4,454	3,726
Research, development and engineering	622	333	764	440

Total stock-based compensation expense	$4,916	$3,346	$7,347	$5,533

The weighted average fair value and assumptions used to value options granted are as follows:

	Six Months Ended
	June 28, 2013	June 29, 2012
Weighted average fair value	$8.38	$8.19
Risk-free interest rate	0.73%	0.83%
Expected volatility	39%	40%
Expected life (in years)	5	5
Expected dividend yield	0%	0%

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

The following table summarizes time-vested stock option activity:

	Number of Time-Vested Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In Millions)
Outstanding at December 28, 2012	1,775,847	$23.17
Granted	372,676	23.33
Exercised	(92,549)	22.99
Forfeited or expired	(41,887)	24.02

Outstanding at June 28, 2013	2,014,087	$23.19	6.3	$19.6

Exercisable at June 28, 2013	1,409,348	$23.26	5.1	$13.7

The following table summarizes performance-vested stock option activity:

	Number of Performance- Vested Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In Millions)
Outstanding at December 28, 2012	284,925	$23.26
Granted	—	—
Exercised	(19,489)	23.12
Forfeited or expired	—	—

Outstanding at June 28, 2013	265,436	$23.27	3.8	$2.5

Exercisable at June 28, 2013	265,436	$23.27	3.8	$2.5

The following table summarizes time-vested restricted stock and unit activity:

	Time-Vested Activity	Weighted Average Fair Value
Nonvested at December 28, 2012	80,269	$23.48
Granted	61,202	25.56
Vested	(24,562)	22.27
Forfeited	(3,335)	21.11

Nonvested at June 28, 2013	113,574	$24.93

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

The following table summarizes performance-vested restricted stock and unit activity:

	Performance- Vested Activity	Weighted Average Fair Value
Nonvested at December 28, 2012	782,446	$16.02
Granted	318,169	15.86
Vested	(49,139)	14.68
Forfeited	(220,909)	15.22

Nonvested at June 28, 2013	830,567	$16.38

9.	OTHER OPERATING EXPENSES, NET

Other Operating Expenses, Net is comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
2013 operating unit realignment	$852	$—	$852	$—
Orthopaedic facility optimization	2,667	1,978	5,303	2,322
Medical device facility optimization	125	565	230	894
ERP system upgrade	64	1,912	385	2,807
Acquisition and integration costs	71	112	182	1,055
Asset dispositions, severance and other	43	1,356	108	1,590

	$3,822	$5,923	$7,060	$8,668

2013 operating unit realignment. In June 2013, the Company initiated a plan to realign its operating structure in order to optimize its continued focus on profitable growth. As part of this initiative, the sales & marketing and operations groups of its Implantable Medical and Electrochem segments were combined into one sales & marketing and one operations group serving the entire Company. Total restructuring charges expected to be incurred in connection with this realignment is between $4.2 million and $5.0 million, of which $0.9 million has been incurred to date. Expenses related to this initiative will be recorded within the applicable segment and corporate cost centers that the expenditures relate to and include the following:

•	Severance and retention: $3.0 million - $3.2 million; and

•	Other: $1.2 million – $1.8 million.

Other costs primarily consist of relocation, recruitment and travel expenditures expected to be incurred in connection with the 2013 operating unit realignment.

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

The change in accrued liabilities related to the 2013 operating unit realignment is as follows (in thousands):

	Severance and Retention	Other	Total
At December 28, 2012	$—	$—	$—
Restructuring charges	402	450	852
Cash payments	(5)	—	(5)

At June 28, 2013	$397	$450	$847

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

During 2012, the Company transferred most major functions performed at its facilities in Orvin and Corgemont, Switzerland into existing facilities in Fort Wayne, IN and Tijuana, Mexico. In connection with this consolidation, in 2012, the Company entered into an agreement to sell assets related to certain non-core Swiss orthopaedic product lines to an independent third party including inventory, machinery, equipment, customer lists and technology related to these product lines. As these product lines were considered a business, goodwill was allocated to the transaction. As these product lines did not have cash flows that were clearly distinguishable, both operationally and for financial reporting purposes, from the rest of the Company, they were not considered discontinued operations. This transaction closed in the first quarter of 2013 and no additional loss on sale was recognized. During 2013, the Company received payments totaling $3.2 million in connection with this transaction and the third party assumed $2.4 million of severance liabilities.

The total capital investment expected for these initiatives is between $25 million and $30 million, of which $21.8 million has been expended to date. Total expense expected to be incurred for these initiatives is between $39 million and $40 million, of which $38.4 million has been incurred to date. All expenses will be recorded within the Implantable Medical segment and are expected to include the following:

•	Severance and retention: approximately $11 million;

•	Accelerated depreciation and asset write-offs: approximately $15 million; and

•	Other: $13 million - $14 million.

Other costs include production inefficiencies, moving, revalidation, personnel, training and travel costs associated with these consolidation projects.

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

The change in accrued liabilities related to the orthopaedic facility optimization is as follows (in thousands):

	Severance and Retention	Accelerated Depreciation/Asset Write-offs	Other	Total
At December 28, 2012	$9,567	$—	$—	$9,567
Restructuring charges	482	48	4,773	5,303
Write-offs	—	(48)	—	(48)
Liability assumed by third party	(2,398)	—	—	(2,398)
Cash payments	(7,074)	—	(3,859)	(10,933)

At June 28, 2013	$577	$—	$914	$1,491

Medical device facility optimization. Near the end of 2011, the Company initiated plans to upgrade and expand its manufacturing infrastructure in order to support its medical device strategy. This includes the transfer of certain product lines to create additional capacity for the manufacture of medical devices, expansion of two existing facilities, as well as the purchase of equipment to enable the production of medical devices. These initiatives are expected to be completed over the next two years. Total capital investment under these initiatives is expected to be between $15 million and $20 million of which approximately $11.8 million has been expended to date. Total expenses expected to be incurred on these projects is between $2.0 million and $3.0 million, of which $1.8 million has been incurred to date. All expenses will be recorded within the Implantable Medical segment and are expected to include the following:

•	Production inefficiencies, moving and revalidation: $0.5 million - $1.0 million;

•	Personnel: $1.0 million - $1.5 million; and

•	Other: approximately $1.0 million.

The change in accrued liabilities related to the medical device facility optimization is as follows (in thousands):

	Production Inefficiencies, Moving and Revalidation	Personnel	Other	Total
At December 28, 2012	$—	$—	$—	$—
Restructuring charges	19	2	209	230
Cash payments	(19)	(2)	(209)	(230)

At June 28, 2013	$—	$—	$—	$—

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

ERP system upgrade. In 2011, the Company initiated plans to upgrade its existing global ERP system. This initiative is expected to be completed over the next year. Total capital investment under this initiative is expected to be between $4 million to $5 million of which approximately $3.9 million has been expended to date. Total expenses expected to be incurred on this initiative is between $6 million to $7 million, of which $5.4 million has been incurred to date. Expenses related to this initiative will be recorded within the applicable segment and corporate cost centers that the expenditures relate to and include the following:

•	Training and consulting costs: $4 million - $4.5 million; and

•	Accelerated depreciation and asset write-offs: $2 million – $2.5 million.

The change in accrued liabilities related to the ERP system upgrade is as follows (in thousands):

	Training & Consulting Costs	Accelerated Depreciation/ Asset Write-offs	Total
At December 28, 2012	$169	$—	$169
Charges	385	—	385
Cash payments	(538)	—	(538)

At June 28, 2013	$16	$—	$16

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

Asset dispositions, severance and other. During 2013 and 2012, the Company recorded write-downs in connection with various asset disposals, net of insurance proceeds received, if any. Additionally, during the second quarter of 2012, the Company incurred $1.2 million of costs related to the relocation of its global headquarters to Frisco, Texas.

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

As of June 28, 2013, the balance of unrecognized tax benefits is approximately $1.1 million. It is reasonably possible that a reduction of up to $0.2 million of the balance of unrecognized tax benefits may occur within the next twelve months as a result of potential audit settlements. Approximately $0.9 million of the balance of unrecognized tax benefits would favorably impact the effective tax rate, net of federal benefit on state issues, if recognized.

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

As a result of the repayment of CSN during the first quarter of 2013, the Company reclassified $30.4 million of Long-Term Deferred Income Taxes to Income Taxes Payable of which approximately $11.5 million was paid in the second quarter of 2013.

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

Product Warranties – The Company generally warrants that its products will meet customer specifications and will be free from defects in materials and workmanship. The change in aggregate product warranty liability is as follows (in thousands):

At December 28, 2012	$2,626
Additions to warranty reserve	860
Warranty claims paid	(52)

At June 28, 2013	$3,434

Contractual Obligations – Contractual obligations are defined as agreements that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum obligations; fixed or minimum price provisions; and the approximate timing of the transaction. The Company’s contractual obligations are normally fulfilled within short time horizons. The Company also enters into blanket orders with vendors that have preferred pricing and terms, however these orders are normally cancelable by us without penalty. As of June 28, 2013, the total contractual obligations of the Company are approximately $26.9 million and will primarily be funded by existing cash and cash equivalents, cash flow from operations, or the Credit Facility. The Company also enters into contracts for outsourced services; however, the obligations under these contracts were not significant and the contracts generally contain clauses allowing for cancellation without significant penalty.

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

Operating Leases – The Company is a party to various operating lease agreements for buildings, equipment and software. Estimated future operating lease expense is as follows (in thousands):

Remainder of 2013	$2,656
2014	5,067
2015	4,447
2016	3,815
2017	1,425
Thereafter	1,933

Total estimated operating lease expense	$19,343

Foreign Currency Contracts - The Company enters into forward contracts to purchase Mexican pesos in order to hedge the risk of peso-denominated payments associated with the operations at its Tijuana, Mexico facility. The impact to the Company’s results of operations from these forward contracts was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2013	2012	2013	2012
Reduction in Cost of Sales	$(390)	$(97)	$(562)	$(19)
Ineffective portion of change in fair value	—	—	—	—

Instrument	Type of Hedge	Aggregate Notional Amount	Start Date	End Date	$/Peso	Fair Value	Balance Sheet Location
FX Contract	Cash flow	$3,000	Jan-13	Dec-13	0.0727	$152	Current Assets
FX Contract	Cash flow	3,000	Jan-13	Dec-13	0.0693	310	Current Assets

Self-Insured Medical Plan – The Company self-funds the medical insurance coverage provided to its U.S. based employees. The risk to the Company is being limited through the use of stop loss insurance, which has specific stop loss coverage per associate for claims in the year exceeding $225 thousand per associate with no annual maximum aggregate stop loss coverage. As of June 28, 2013, the Company has $1.7 million accrued related to the self-insurance of its medical plan, which is recorded in Accrued Expenses in the Condensed Consolidated Balance Sheet, and is primarily based upon claim history.

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

12.	EARNINGS PER SHARE (“EPS”)

The following table illustrates the calculation of Basic and Diluted EPS (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2013	2012	2013	2012
Numerator for basic and diluted EPS:
Net income	$9,752	$3,851	$15,415	$8,318

Denominator for basic EPS:
Weighted average shares outstanding	23,914	23,611	23,832	23,515
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units	1,008	265	986	301

Denominator for diluted EPS	24,922	23,876	24,818	23,816

Basic EPS	$0.41	$0.16	$0.65	$0.35

Diluted EPS	$0.39	$0.16	$0.62	$0.35

The diluted weighted average share calculations do not include the following securities, which are not dilutive to the EPS calculations or the performance criteria have not been met:

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2013	2012	2013	2012
Time-vested stock options, restricted stock and restricted stock units	72,000	1,418,000	395,000	1,280,000
Performance-vested stock options and restricted stock units	—	718,000	—	722,000

For the 2013 and 2012 periods, no shares related to CSN were included in the diluted EPS calculations as the average share price of the Company’s common stock for those periods did not exceed CSN’s conversion price per share.

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

13.	ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated Other Comprehensive Income for the quarter and year to date periods are as follows (in thousands):

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total Pre-Tax Amount	Tax	Net-of-Tax Amount
Three Month Period
At March 29, 2013	$(365)	$533	$10,368	$10,536	$214	$10,750
Unrealized loss on cash flow hedges	—	(107)	—	(107)	37	(70)
Realized gain on foreign currency hedges	—	(390)	—	(390)	137	(253)
Realized loss on interest rate swap hedges	—	142	—	142	(50)	92
Foreign currency translation gain	—	—	631	631	—	631

At June 28, 2013	$(365)	$178	$10,999	$10,812	$338	$11,150

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total Pre-Tax Amount	Tax	Net-of-Tax Amount
Six Month Period
At December 28, 2012	$(962)	$120	$13,431	$12,589	$358	$12,947
Unrealized gain on cash flow hedges	—	421	—	421	(147)	274
Realized gain on foreign currency hedges	—	(562)	—	(562)	197	(365)
Realized loss on interest rate swap hedges	—	199	—	199	(70)	129
Net defined benefit plan gain (Note 7)	597	—	—	597	—	597
Foreign currency translation loss	—	—	(2,432)	(2,432)	—	(2,432)

At June 28, 2013	$(365)	$178	$10,999	$10,812	$338	$11,150

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

Foreign currency contracts - The fair value of foreign currency contracts are determined through the use of cash flow models that utilize observable market data inputs to estimate fair value. These observable market data inputs include foreign exchange rate and credit spread curves. In addition to the above, the Company receives fair value estimates from the foreign currency contract counterparty to verify the reasonableness of the Company’s estimates. The Company’s foreign currency contracts are categorized in Level 2 of the fair value hierarchy. The fair value of the Company’s foreign currency contracts will be realized as Cost of Sales as the inventory, which the contracts are hedging the cash flows to produce, is sold, of which approximately $0.5 million is expected to be realized within the next twelve months.

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

Interest rate swap - The fair value of the Company’s interest rate swap outstanding at June 28, 2013 was determined through the use of a cash flow model that utilizes observable market data inputs. These observable market data inputs include LIBOR, swap rates, and credit spread curves. In addition to the above, the Company received a fair value estimate from the interest rate swap counterparty to verify the reasonableness of the Company’s estimate. This fair value calculation was categorized in Level 2 of the fair value hierarchy. The fair value of the Company’s interest rate swap will be realized as Interest Expense as interest on the Company’s Credit Facility is accrued.

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

At December 28, 2012	$1,530
Fair value adjustments	110

At June 28, 2013	$1,640

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

The recurring Level 3 fair value measurements of the Company’s contingent consideration liability include the following significant unobservable inputs (dollars in thousands):

Contingent Consideration Liability	Fair Value at June 28, 2013	Valuation Technique	Unobservable Inputs
Financial milestones	$920	Discounted cash flow	Discount rate	12%
			Projected year of payment	2014
Development milestones	720	Discounted cash flow	Discount rate	20%
			Projected year of payment	2015

The following table provides information regarding assets and liabilities recorded at fair value on a recurring basis in the Condensed Consolidated Balance Sheet (in thousands):

	Fair Value Measurements Using
Description	At June 28, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Foreign currency contracts (Note 11)	$462	$—	$462	$—
Liabilities
Interest rate swap (Note 6)	$284	$—	$284	$—
Accrued contingent consideration	1,640	—	—	1,640

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Fair value standards also apply to certain nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis. A summary of the valuation methodologies for the Company’s assets and liabilities measured on a nonrecurring basis is as follows:

Long-lived assets - The Company reviews the carrying amount of its long-lived assets to be held and used, other than goodwill and indefinite-lived intangible assets, for potential impairment whenever certain indicators are present such as; a significant decrease in the market price of the asset or asset group; a significant change in the extent or manner in which the long-lived asset or asset group is being used or in its physical condition; a significant change in legal factors or in the business climate that could affect the value of the long-lived asset or asset group, including an action or assessment by a regulator; an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of the long-lived asset or asset group; or a current expectation that it is more likely than not the long-lived asset or asset group will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The term more likely than not refers to a level of likelihood that is more than 50 percent.

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

If an indicator is present, potential recoverability is measured by comparing the carrying amount of the long-lived asset or asset group to its related total future undiscounted cash flows. If the carrying value is not recoverable, the asset or asset group is considered to be impaired. Impairment is measured by comparing the asset or asset group’s carrying amount to its fair value, which is determined by using independent appraisals or discounted cash flow models. The discounted cash flow model requires inputs such as a risk-adjusted discount rate, terminal values, operating budgets, long-term strategic plans and remaining useful lives of the asset or asset group. If the carrying value of the long-lived asset or asset group exceeds the fair value, the carrying value is written down to the fair value in the period identified. The Company did not record any impairment charge related to its long-lived assets, during the first six months of 2013 and 2012.

Goodwill and indefinite-lived intangible assets – The Company assess the impairment of goodwill and other indefinite-lived intangible assets on the last day of each fiscal year, or more frequently if certain indicators are present as described above under long-lived assets. The Company assesses goodwill for impairment by comparing the fair value of its reporting units to their carrying amounts. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the goodwill within the reporting unit is less than its carrying value. Fair values for reporting units are determined based on discounted cash flow models and market multiples. The discounted cash flow model requires inputs such as a risk-adjusted discount rate, terminal values, operating budgets, and long-term strategic plans. The fair value from the discounted cash flow model is then combined, based on certain weightings, with market multiples in order to determine the fair value of the reporting unit. These market multiples include revenue multiples and multiples of earnings before interest, taxes, depreciation and amortization.

Indefinite-lived intangible assets are assessed for impairment by comparing the fair value of the intangible asset to its carrying value. If the carrying value of the indefinite-lived intangible asset exceeds the fair value, the carrying value is written down to the fair value in the period identified. The fair value of indefinite-lived intangible assets is determined by using a discounted cash flow model. The discounted cash flow model requires inputs such as a risk-adjusted discount rate, royalty rates, operating budgets, and long-term strategic plans.

The Company did not record any impairment charge related to its goodwill or indefinite-lived intangible assets, during the first six months of 2013 and 2012. Note 5 “Intangible Assets” contains additional information on the Company’s intangible assets.

Cost and equity method investments - The Company holds investments in equity and other securities that are accounted for as either cost or equity method investments and are classified as Other Assets. The total carrying value of these investments is reviewed quarterly for changes in circumstance or the occurrence of events that suggest the Company’s investment may not be recoverable. The fair value of cost or equity method investments is not adjusted if there are no identified events or changes in circumstances that may have a material effect on the fair value of the investments. Gains and losses realized on cost and equity method investments are recorded in Other (Income) Expense, Net, unless separately stated. The aggregate recorded amount of cost and equity method investments at June 28, 2013 and December 28, 2012 was $9.7 million and $9.1 million, respectively. The Company recorded losses related to its cost and equity method investments of $0.6 million and $0 during the first six months of 2013 and 2012, respectively.

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

As discussed further in Note 9 “Other Operating Expenses, Net,” in June 2013, the Company initiated a plan to realign its operating structure in order to optimize its continued focus on profitable growth. As part of this initiative, the sales & marketing and operations groups of its Implantable Medical and Electrochem segments were combined into one sales & marketing and one operations group serving the entire Company. As a result of this realignment initiative, which includes changing the management and reporting structure, the Company is re-evaluating its operating and reportable segments.

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

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

An analysis and reconciliation of the Company’s business segment, product line and geographic information to the respective information in the Condensed Consolidated Financial Statements follows. Sales by geographic area are presented by allocating sales from external customers based on the location to which products are shipped (in thousands):

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2013	2012	2013	2012
Sales:
Implantable Medical
Cardiac/Neuromodulation	$84,014	$80,025	$155,181	$155,160
Orthopaedic	32,341	32,860	61,964	63,906
Vascular	12,249	12,481	22,873	24,117

Total Implantable Medical	128,604	125,366	240,018	243,183
Electrochem
Portable Medical	22,167	20,407	41,056	39,127
Energy	13,107	13,201	25,400	27,970
Other	7,453	7,574	13,122	15,371

Total Electrochem	42,727	41,182	79,578	82,468

Total sales	$171,331	$166,548	$319,596	$325,651

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2013	2012	2013	2012
Segment income from operations:
Implantable Medical	$16,640	$11,396	$30,983	$21,508
Electrochem	5,828	6,199	10,644	10,670

Total segment income from operations	22,468	17,595	41,627	32,178
Unallocated operating expenses	(5,333)	(6,504)	(10,153)	(9,889)

Operating income as reported	17,135	11,091	31,474	22,289
Unallocated other expense	(2,124)	(4,221)	(9,397)	(9,300)

Income before provision for income taxes	$15,011	$6,870	$22,077	$12,989

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2013	2012	2013	2012
Sales by geographic area:
United States	$89,234	$84,378	$160,568	$166,784
Non-Domestic locations:
Puerto Rico	27,158	26,681	55,656	50,221
Belgium	17,277	15,053	34,948	30,391
Rest of world	37,662	40,436	68,424	78,255

Total sales	$171,331	$166,548	$319,596	$325,651

Three customers accounted for a significant portion of the Company’s sales as follows:

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2013	2012	2013	2012
Customer A	19%	18%	19%	19%
Customer B	16%	15%	17%	14%
Customer C	12%	10%	14%	10%

Total	47%	43%	50%	43%

Long-lived tangible assets by geographic area are as follows (in thousands):

	As of
	June 28,	December 28,
	2013	2012
United States	$119,292	$123,104
Rest of world	29,922	27,789

Total	$149,214	$150,893

16.	IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

On February 5, 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This ASU added new disclosure requirements regarding the effect of significant amounts reclassified from each component of accumulated other comprehensive income (“AOCI”) based on its source and the income statement line items affected by the reclassification. This ASU gave companies the flexibility to present the information either in the notes or parenthetically on the face of the financial statements provided that all of the required information is presented in a single location. This ASU was effective prospectively for annual and interim reporting periods beginning after December 15, 2012. This ASU was adopted during the first quarter of 2013 and did not have a material impact on the Company’s Condensed Consolidated Financial Statements as it only changed the disclosures surrounding AOCI.

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

In July 2012, the FASB issued ASU No. 2012-02, “Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” This ASU simplified the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. The amendment allowed an organization the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. An organization electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the organization determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired. The amendments in this ASU were effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. This ASU did not have a material impact on the Company’s Condensed Consolidated Financial Statements as it only impacted the timing of when the Company was required to perform the two-step impairment test of its indefinite-lived intangible assets other than goodwill.

In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” This ASU requires companies to provide expanded disclosures about trading in financial instruments and related derivatives, and creates new disclosure requirements about the nature of an entity’s rights of offset and related arrangements associated with its financial instruments and derivative instruments. The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods therein, with retrospective application required. This ASU did not have a material impact on the Company’s Condensed Consolidated Financial Statements as it only changes the disclosures surrounding the Company’s offsetting assets and liabilities.

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

As discussed in Note 9 “Other Operating Expenses, Net” of the Notes to Condensed Consolidated Financial Statements in Item 1 of this report, in June 2013, we initiated a plan to realign our operating structure in order to optimize our continued focus on profitable growth. Under this initiative, the sales & marketing and operations groups of our Implantable Medical and Electrochem segments were combined into one sales & marketing and one operations group serving the entire Company. As a result of this realignment initiative, which includes changing the management and reporting structure, we are re-evaluating our operating and reportable segments.

Our Customers

Implantable Medical customers include leading original equipment manufacturers (“OEMs”), in alphabetical order here and throughout this report, such as Biotronik, Boston Scientific, Johnson & Johnson, Medtronic, Smith & Nephew, Sorin Group, St. Jude Medical, Stryker and Zimmer. The nature and extent of our selling relationships with each OEM varies in terms of breadth of products purchased, purchased product volumes, length of contractual commitment, ordering patterns, inventory management and selling prices. During the six months ended June 28, 2013, Johnson & Johnson, Medtronic and St. Jude Medical collectively accounted for 50% of our total Company sales.

Electrochem’s customers are primarily companies involved in demanding markets with sophisticated total power solutions needs, such as in the portable medical and energy markets. Some of Electrochem’s larger OEM customers are, in alphabetical order here and throughout this report, Carefusion, Covidien, Ethicon Endo-Surgery, Halliburton, Phillips Healthcare, Physio-Control, and Weatherford International.

Financial Overview

Second quarter 2013 sales increased $4.8 million or 3% over the prior year period to a record $171.3 million. When adjusting 2012 for the divestiture of certain non-core orthopaedic product lines at the beginning of 2013 ($4.4 million), sales increased $9.2 million or 6% organically. Foreign currency exchange rate fluctuations did not have a material impact on the current quarter in comparison to the prior year period. This 6% organic constant currency growth was primarily due to above market growth (5% growth) from our cardiac/neuromodulation product line, implant market share gains, which helped drive 14% orthopaedics product line organic growth, and strength in our portable medical product line, which is benefitting from new product launches into this higher growth market. This growth was partially offset by the timing of orthopaedic plant validations in connection with the closing of our Swiss facilities. For the first six months of 2013, sales decreased 2% to $319.6 million compared to the prior year period. On an organic constant currency basis, sales for the first half of 2013 increased 1% in comparison to 2012 as the strong second quarter 2013 results were partially offset by slower demand in the first quarter of 2013 due to customer inventory adjustments and the impact of our Swiss consolidation. For the remainder of 2013, we expect revenue to continue to be strong as orthopaedic backlog continues to be relieved, and new product introductions are commercialized in our cardiac and portable medical product lines.

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

A reconciliation of GAAP operating income to adjusted amounts is as follows (dollars in thousands):

	Three Months Ended
	Implantable Medical		Electrochem		Unallocated		Total
	June 28,	June 29,	June 28,	June 29,	June 28,	June 29,	June 28,	June 29,
	2013	2012	2013	2012	2013	2012	2013	2012
Sales	$128,604	$125,366	$42,727	$41,182	$—	$—	$171,331	$166,548

Operating income (loss) as reported	$16,640	$11,396	$5,828	$6,199	$(5,333)	$(6,504)	$17,135	$11,091
Adjustments:
Medical device DVT expenses (RD&E)	1,235	1,575	—	—	—	—	1,235	1,575
Consolidation and optimization costs	3,065	2,713	126	—	517	1,742	3,708	4,455
Acquisition and integration expenses	41	39	30	72	—	1	71	112
Asset dispositions, severance and other	(7)	531	50	156	—	669	43	1,356

Adjusted operating income (loss)	$20,974	$16,254	$6,034	$6,427	$(4,816)	$(4,092)	$22,192	$18,589

Adjusted operating margin	16.3%	13.0%	14.1%	15.6%	N/A	N/A	13.0%	11.2%

Medical device related adjusted expenses (excluding DVT)	$6,615	$7,143	$—	$—	$—	$—	$6,615	$7,143

Adjusted operating income excluding medical device related adjusted expenses	$27,589	$23,397	$6,034	$6,427	$(4,816)	$(4,092)	$28,807	$25,732

Adjusted operating margin excluding medical device related adjusted expenses	21.5%	18.7%	14.1%	15.6%	N/A	N/A	16.8%	15.5%

	Six Months Ended
	Implantable Medical		Electrochem		Unallocated		Total
	June 28,	June 29,	June 28,	June 29,	June 28,	June 29,	June 28,	June 29,
	2013	2012	2013	2012	2013	2012	2013	2012
Sales	$240,018	$243,183	$79,578	$82,468	$—	$—	$319,596	$325,651

Operating income (loss) as reported	$30,983	$21,508	$10,644	$10,670	$(10,153)	$(9,889)	$31,474	$22,289
Adjustments:
Inventory step-up amortization (COS)	—	—	—	532	—	—	—	532
Medical device DVT expenses (RD&E)	2,969	2,615	—	—	—	—	2,969	2,615
Consolidation and optimization costs	5,825	3,463	126	—	819	2,560	6,770	6,023
Acquisition and integration expenses	111	144	70	910	1	1	182	1,055
Asset dispositions, severance and other	53	507	55	411	—	672	108	1,590

Adjusted operating income (loss)	$39,941	$28,237	$10,895	$12,523	$(9,333)	$(6,656)	$41,503	$34,104

Adjusted operating margin	16.6%	11.6%	13.7%	15.2%	N/A	N/A	13.0%	10.5%

Medical device related adjusted expenses (excluding DVT)	$12,490	$14,644	$—	$—	$—	$—	$12,490	$14,644

Adjusted operating income excluding medical device related adjusted expenses	$52,431	$42,881	$10,895	$12,523	$(9,333)	$(6,656)	$53,993	$48,748

Adjusted operating margin excluding medical device related adjusted expenses	21.8%	17.6%	13.7%	15.2%	N/A	N/A	16.9%	15.0%

GAAP operating income for the second quarter and year-to-date periods of 2013 was $17.1 million and $31.5 million, respectively, compared to $11.1 million and $22.3 million, respectively, for the comparable 2012 periods. These increases were primarily due to increased gross profit, lower net research, development and engineering (“RD&E”) investment and lower consolidation and optimization expenses partially offset by higher selling, general, and administrative (“SG&A”) expenses. Adjusted operating income, which excludes consolidation, optimization and DVT costs, increased 19% and 22%, respectively, for the second quarter and year-to-date periods of 2013 to $22.2 million and $41.5 million, respectively. The increases in gross profit for the quarter and year-to-date periods was driven primarily by our higher sales volumes as well as cost savings and production efficiencies, including savings realized from the consolidation of our Swiss orthopaedic facilities and product line rationalizations, which benefitted our gross margin by approximately $1.3 million and $2.6 million, respectively, in comparison to 2012. The decrease in our RD&E is primarily a result of our efforts, beginning in 2012, to focus on medical RD&E investment and discontinue certain non-core RD&E projects as well as increased customer cost reimbursements in the first quarter of 2013. The increase in SG&A for the second quarter and year-to-date periods was primarily due to the additional cost from our investment in sales and marketing resources to drive future core business growth, as well as increased performance based compensation. These increases were partially offset by synergies realized from our acquisitions and benefits from the Swiss orthopaedic facility consolidation.

GAAP and adjusted diluted EPS for the second quarter of 2013 were $0.39 and $0.56 per share, respectively, compared to $0.16 and $0.43 per share, respectively, for the second quarter of 2012. For the first six months of 2013, GAAP and adjusted diluted EPS were $0.62 and $0.99 per share, respectively, compared to $0.35 and $0.79 per share, respectively, for the same period of 2012.

A reconciliation of GAAP net income and diluted EPS to adjusted amounts is as follows (in thousands, except per share amounts):

	Three Months Ended				Six Months Ended
	June 28,		June 29,		June 28,		June 29,
	2013		2012		2013		2012
	Net Income	Impact Per Diluted Share	Net Income	Impact Per Diluted Share	Net Income	Impact Per Diluted Share	Net Income	Impact Per Diluted Share
Net income as reported	$9,752	$0.39	$3,851	$0.16	$15,415	$0.62	$8,318	$0.35
Adjustments:
Inventory step-up amortization (COS)	—	—	—	—	—	—	346	0.01
Medical device DVT expenses (RD&E)	803	0.03	1,024	0.04	1,930	0.08	1,699	0.07
Consolidation and optimization costs(a)	2,956	0.12	2,896	0.12	5,296	0.21	3,915	0.16
Acquisition and integration expenses(a)	46	—	73	—	118	—	686	0.03
Asset dispositions, severance and other(a)	26	—	881	0.04	91	—	1,033	0.04
Loss on cost and equity method investments, net(b)	352	0.01	—	—	398	0.02	—	—
CSN conversion option discount amortization(c)	—	—	1,471	0.06	2,906	0.12	2,915	0.12
2012 R&D Tax Credit(d)	—	—	—	—	(1,500)	(0.06)	—	—

Adjusted net income and diluted EPS(e)	$13,935	$0.56	$10,196	$0.43	$24,654	$0.99	$18,912	$0.79

Adjusted diluted weighted average shares	24,922		23,876		24,818		23,816

(a)	Net of tax amounts computed using a 35% U.S. statutory tax rate for the 2013 and 2012 periods and a 0% and 22.5% Switzerland tax rate for the 2013 and 2012 periods, respectively.
(b)	Pre-tax amount is $542 thousand and $612 thousand for the quarter and year-to-date periods, respectively.
(c)	Pre-tax amount is $4.5 million for the 2013 year-to-date period and $2.3 million and $4.5 million for the 2012 quarter and year-to-date periods, respectively.
(d)	Relates to the 2012 portion of the R&D tax credit which was reinstated in the first quarter of 2013 retroactive back to the beginning of 2012. As required, the full year impact of the R&D tax credit relating to 2012 was recognized in the first quarter of 2013.
(e)	The per share data in this table has been rounded to the nearest $0.01 and therefore may not sum to the total.

Financial Guidance

We are encouraged by our strong second quarter revenue performance, but continue to believe our full year sales will be at the lower end of our revenue guidance provided at the beginning of the year of $660 to $680 million. If achieved, this would result in organic revenue growth of 5% - 8% after adjusting for the disposition of $15 million of non-core orthopaedic product lines at the end of 2012. Our manufacturing operations continue to perform well. As a result, we now believe our adjusted operating margin will approximate 13.0% for the total year and our effective adjusted tax rate will be around 33%. Because of our current higher stock price we are estimating that our diluted outstanding shares for EPS purposes will be approximately 25.0 million for 2013.

Based upon these expectations and our results for the first half of the year, we now believe that our 2013 adjusted diluted EPS guidance range will be $2.05 to $2.15 per share an increase from the previously disclosed $2.00 to $2.05 per share.

Our CEO’s View

We are very pleased with our performance in the second quarter as adjusted diluted EPS increased 30% to $0.56 per share. These improvements were fueled by:

•	Constant currency organic revenue growth of 6%,

•	A 220 basis points improvement in gross margin,

•	A 2% reduction in our operating expenses, and

•	An effective tax rate of 35% for the quarter.

Additionally, the strategy laid out at our Investor Day earlier this year continues to be implemented aggressively as we establish Greatbatch as a growth company where we have a competitive advantage in the markets we serve, we continue to introduce innovative product offerings into the market place, and where organic growth represents a significant percentage of recurring revenue growth.

Our new organization structure announced in June further enables Greatbatch to accomplish these strategic growth objectives and achieve our goal of 5% organic revenue growth. Our sales and marketing investments are bearing fruit. Additionally, we will maintain a disciplined approach to identifying, executing, and integrating tuck-in acquisitions to enhance our core business. Our approach to commercializing Algostim has not changed, and is proceeding as planned with regulatory submissions.

Greatbatch continues on its evolution and has a profitable core business that is able to adapt to our growth vision. Our core business is well positioned because OEM customers leverage our portfolio of intellectual property, and we are building a healthy pipeline of diverse medical technology opportunities.

Over the last eight years Greatbatch has successfully integrated and consolidated its businesses and facilities. This has led us to an inflection in which we can build upon our strong operations foundation to establish Greatbatch as a growth company. Our new organization structure allows dedicated resources to focus on growth. Combined with our stronger discipline to ensure we have adequate returns for all projects, the new organizational structure will help us to continue to improve our bottom line performance and our return on invested capital. In this new structure we have retained and enhanced the leadership team and the capabilities that have driven our operational excellence. This foundation, which we stand on when working with our OEM partners, will continue to drive our growth strategy.

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

Neuromodulation portfolio – With regards to Algostim, our spinal cord stimulator for the treatment of chronic pain in the trunk and limbs, everything is moving along on schedule. We have accelerated our timeline for CE Mark which we now expect to submit in early 2014, and our plans to submit our literature based PMA later this year is on course. Operationally, we are finalizing contracts with key suppliers and collaboration continues with JPMorgan who is assisting us in identifying commercial partners.

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

Cost Savings and Consolidation Efforts

In 2013 and 2012, we recorded charges in Other Operating Expenses, Net related to cost savings and consolidation efforts. These initiatives were undertaken to improve our operational efficiencies and profitability. Additional information regarding the timing, cash flow impact and amount of future expenditures is set forth in Note 9 “Other Operating Expenses, Net” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report.

In June 2013, the Company initiated a plan to realign its operating structure in order to optimize its continued focus on profitable growth. As part of this initiative, the sales & marketing and operations groups of our Implantable Medical and Electrochem segments were combined into one sales & marketing and one operations group serving the entire Company. Total restructuring charges expected to be incurred in connection with this realignment is between $4.2 million to $5.0 million, of which $0.9 million has been incurred to date. Expenses related to this initiative will be recorded within the applicable segment and corporate cost centers to which the expenditures relate. When fully implemented, this plan is expected to result in annual savings of approximately $7.0 to $7.7 million.

In addition, in 2010, we initiated a multi-faceted plan to further enhance, optimize and leverage our orthopaedics operations. This plan includes the construction of an orthopaedic manufacturing facility in Fort Wayne, IN, updating our Indianapolis, IN facility to streamline operations, increase capacity, and further expand capabilities, and the transfer of most major functions performed at our facilities in Orvin and Corgemont, Switzerland into our Fort Wayne, IN and Tijuana, Mexico facilities. The total capital investment expected for these initiatives is between $25 million and $30 million, of which $21.8 million has been expended to date. Total expense expected to be incurred for these initiatives is between $39 million and $40 million, of which $38.4 million has been incurred to date.

Near the end of 2011, we initiated plans to optimize and expand our manufacturing infrastructure in order to support our medical device strategy. This included the transfer of certain product lines to lower cost facilities, expansion of two of our existing facilities, as well as the purchase of equipment to create additional capacity for the manufacture of medical devices and create additional cost savings. Total capital investment under these initiatives is expected to be between $15 million and $20 million, of which approximately $11.8 million has been expended to date. Total expenses expected to be incurred on these projects is between $2.0 million and $3.0 million, of which $1.8 million has been incurred to date.

These orthopaedic and medical device initiatives are expected to be completed over the next year and are expected to generate approximately $10 million to $15 million of annual cost savings and increase our capacity in order to support our growth and the manufacturing of complete medical devices.

In 2011, we initiated plans to upgrade our existing global ERP system. This initiative is expected to be completed over the next year. Total capital investment under this initiative is expected to be approximately $4 million to $5 million, of which approximately $3.9 million has been expended to date. Total expenses expected to be incurred on this initiative is between $6 million to $7 million, of which $5.4 million has been incurred to date.

Our Financial Results

We utilize a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31st. For 52-week years, each quarter contains 13 weeks. The second quarter and year-to-date periods of 2013 and 2012 ended on June 28, and June 29, respectively, and each contained 13 weeks and 26 weeks, respectively. The commentary that follows should be read in conjunction with our Condensed Consolidated Financial Statements and related notes and with the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended December 28, 2012. The following table presents certain selected financial information derived from our Condensed Consolidated Financial Statements for the periods presented (dollars in thousands, except per share data):

	Three Months Ended				Six Months Ended
	June 28, 2013	June 29, 2012	Change		June 28, 2013	June 29, 2012	Change
			$	%			$	%
Sales:
Implantable Medical
CRM/Neuromodulation	$84,014	$80,025	$3,989	5%	$155,181	$155,160	$21	0%
Orthopaedic	32,341	32,860	(519)	-2%	61,964	63,906	(1,942)	-3%
Vascular	12,249	12,481	(232)	-2%	22,873	24,117	(1,244)	-5%

Total Implantable Medical	128,604	125,366	3,238	3%	240,018	243,183	(3,165)	-1%
Electrochem
Portable Medical	22,167	20,407	1,760	9%	41,056	39,127	1,929	5%
Energy	13,107	13,201	(94)	-1%	25,400	27,970	(2,570)	-9%
Other	7,453	7,574	(121)	-2%	13,122	15,371	(2,249)	-15%

Total Electrochem	42,727	41,182	1,545	4%	79,578	82,468	(2,890)	-4%

Total sales	171,331	166,548	4,783	3%	319,596	325,651	(6,055)	-2%
Cost of sales	114,029	114,615	(586)	-1%	213,545	226,830	(13,285)	-6%

Gross profit	57,302	51,933	5,369	10%	106,051	98,821	7,230	7%
Gross profit as a % of sales	33.4%	31.2%			33.2%	30.3%
Selling, general and administrative expenses (SG&A)	22,248	20,745	1,503	7%	42,340	39,779	2,561	6%
SG&A as a % of sales	13.0%	12.5%			13.2%	12.2%
Research, development and engineering costs, net (RD&E)	14,097	14,174	(77)	-1%	25,177	28,085	(2,908)	-10%
RD&E as a % of sales	8.2%	8.5%			7.9%	8.6%
Other operating expense, net	3,822	5,923	(2,101)	-35%	7,060	8,668	(1,608)	-19%

Operating income	17,135	11,091	6,044	54%	31,474	22,289	9,185	41%
Operating margin	10.0%	6.7%			9.8%	6.8%
Interest expense	1,445	4,415	(2,970)	-67%	8,433	8,774	(341)	-4%
Other (income) expense, net	679	(194)	873	NA	964	526	438	83%
Provision for income taxes	5,259	3,019	2,240	74%	6,662	4,671	1,991	43%
Effective tax rate	35.0%	43.9%			30.2%	36.0%

Net income	$9,752	$3,851	$5,901	153%	$15,415	$8,318	$7,097	85%

Net margin	5.7%	2.3%			4.8%	2.6%
Diluted earnings per share	$0.39	$0.16	$0.23	144%	$0.62	$0.35	$0.27	77%

Sales

Implantable Medical – Cardiac and neuromodulation sales for the second quarter of 2013 increased 5% compared to the prior year to $84.0 million. This increase was driven by stronger market performance and continued deepening relations with OEM partners. Cardiac and Neuromodulation revenues for the first half of 2013 were consistent with the comparable 2012 period. We continue to see an increased pace of product development opportunities from our cardiac customers. We believe that these opportunities, combined with our increased sales and marketing resources, will allow the Company to continue to grow this product line faster than the underlying market.

Orthopaedic sales of $32.3 million and $62.0 million for the second quarter and year-to-date periods of 2013 declined 2% and 3%, respectively, versus the comparable 2012 periods. During the first quarter of 2013, the Company divested certain non-core orthopaedic product lines which reduced quarter and year-to-date 2013 orthopaedic revenue by approximately $4.4 million and $8.7 million, respectively, in comparison to the prior year periods. Foreign currency exchange rate fluctuations did not have a material impact on the second quarter or year-to-date results. On a constant currency organic basis, orthopaedic product line sales increased 14% and 12% in comparison to the prior year second quarter and year-to-date periods, respectively, which was primarily due to orthopaedic hip and shoulder implant market share gains and new customer wins, partially offset by the timing of plant validations in connection with the transfer of operations from our Swiss facilities to other Greatbatch facilities. This consolidation is expected to benefit sales over the next two quarters as backlog is relieved.

Vascular sales decreased to $12.2 million and $22.9 million for the second quarter and year-to-date periods of 2013, respectively, and were primarily due to the previously communicated voluntary recall of two vascular medical devices near the end of 2012, which are on track to be back on the market in the second half of 2013, and customer inventory adjustments.

Electrochem – Second quarter 2013 Electrochem sales increased 4% to $42.7 million compared to $41.2 million for the comparable 2012 period. This increase was primarily due to a 9% increase in portable medical sales, which is benefitting from new product launches into this higher growth market. For the year-to-date period Electrochem sales decreased 4% to $79.6 million as growth in our portable medical product line was more than offset by declines in our energy and other Electrochem product line sales. This decrease was primarily a result of tough comparables in our energy and other product lines. Additionally, inventory builds and product launches in the fourth quarter of 2012 resulted in customers having lower ordering levels for the first half of 2013. We expect this higher growth rate in our portable medical product line to continue for the remainder of the year given the favorable market demographics and new product launches.

Gross Profit

Changes to gross profit as a percentage of sales from the prior year were due to the following:

	Change From Prior Year
	Three Months	Six Months
Impact of Swiss consolidation(a)	0.8%	0.8%
Performance-based compensation(b)	-1.0%	-0.6%
Cost savings and production efficiencies(c)	2.3%	3.3%
Other	0.1%	-0.6%

Total percentage point change to gross profit as a percentage of sales	2.2%	2.9%

(a)	Our second quarter and year-to-date gross profit percentage benefitted approximately $1.3 million and $2.6 million, respectively, from the consolidation of our Swiss orthopaedic facilities into other existing Greatbatch facilities in the first quarter of 2013. The 2012 gross profit percentage includes the negative impact of production inefficiencies at those facilities.
(b)	Amounts represent the change in performance-based compensation versus the prior year period and is recorded based upon the results achieved.
(c)	Our gross profit percentage benefitted from production efficiencies gained at our manufacturing facilities as a result of our various lean and supply chain initiatives as well as higher production volumes due to increased sales and inventory levels.

Over the short-term, we expect our gross margin to remain strong as a result of the various productivity improvement initiatives that were implemented (See Cost Savings and Consolidation Efforts section of this Item).

SG&A Expenses

Changes to SG&A expenses from the prior year were due to the following (in thousands):

	Change From Prior Year
	Three Months	Six Months
Selling and marketing(a)	$708	$1,421
Performance-based compensation(b)	1,576	2,200
Swiss consolidation(c)	(659)	(955)
Other	(122)	(105)

Net increase in SG&A	$1,503	$2,561

(a)	Amounts represent the incremental SG&A expenses related to our decision in 2012 to increase selling and marketing resources to drive core business growth and sustain a pipeline in order to achieve our 5% or better organic revenue growth performance goal.
(b)	Amounts represent the change in performance-based compensation versus the prior year period and is recorded based upon the results achieved.
(c)	Amounts represent the estimated impact to SG&A costs as a result of the consolidation of our Swiss orthopaedic facilities into other existing Greatbatch facilities in the first quarter of 2013.

RD&E Expenses, Net

Net RD&E costs are comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2013	2012	2013	2012
Research and development costs	$5,028	$6,885	$8,363	$12,540

Engineering costs	11,025	9,530	21,983	19,169
Less cost reimbursements	(1,956)	(2,241)	(5,169)	(3,624)

Engineering costs, net	9,069	7,289	16,814	15,545

Total RD&E, net	$14,097	$14,174	$25,177	$28,085

Net RD&E for the 2013 second quarter and year-to-date periods decreased $0.1 million and $2.9 million, respectively, versus the comparable 2012 periods. The overall decrease is a result of the Company’s efforts, beginning in 2012, to focus medical device R&D investment and discontinuing certain non-core R&D projects, as well as higher customer cost reimbursements in the first quarter of 2013. DVT expenses totaled $1.2 million ($3.0 million year-to-date) for the second quarter of 2013 compared to $1.6 million ($2.6 million year-to-date) for the comparable 2012 period. In total, medical device related expenses declined $0.9 million ($1.8 million year-to-date) from the second quarter of 2012 to the second quarter of 2013. The Company’s medical device technology investment is focused on successfully commercializing Algostim and being selective in opportunities that leverage our strengths in the core business units and drive exceptional and sustainable growth. Additionally, the Company continues to seek strategic partners to share in the costs of RD&E and reduce the impact on the bottom line.

Other Operating Expenses, Net

Other operating expenses, net is comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2013	2012	2013	2012
2013 operating unit realignment(a)	$852	$—	$852	$—
Orthopaedic facility optimization(a)	2,667	1,978	5,303	2,322
Medical device facility optimization(a)	125	565	230	894
ERP system upgrade(a)	64	1,912	385	2,807
Acquisition and integration costs(b)	71	112	182	1,055
Asset dispositions, severance and other(c)	43	1,356	108	1,590

Total other operating expenses, net	$3,822	$5,923	$7,060	$8,668

(a)	Refer to “Cost Savings and Consolidation Efforts” section of this Item and Note 9 “Other Operating Expenses, Net” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for disclosures related to the timing and level of remaining expenditures for these initiatives.
(b)	During 2013 and 2012, we incurred costs related to the integration of Micro Power Electronics, Inc. and NeuroNexus. These expenses were primarily for retention bonuses, travel costs in connection with integration efforts, training, severance, and the change in fair value of the contingent consideration recorded in connection with these acquisitions.
(c)	During 2013 and 2012, we recorded write-downs in connection with various asset disposals, net of insurance proceeds received, if any. Additionally, during the second quarter of 2012, the Company incurred $1.2 million of costs related to the relocation of its global headquarters to Frisco, Texas.

Interest Expense

Interest expense for the second quarter of 2013 decreased $3.0 million in comparison to the prior year primarily due to lower discount amortization as a result of the repayment of our convertible subordinated notes during the first quarter of 2013. During the first quarter of 2013 we recognized an additional $2.2 million of convertible subordinated notes discount amortization over the comparable period of 2012 due to the early retirement of those notes. Convertible subordinated note discount amortization was consistent for the year-to-date period. However, interest expense for the year-to-date period was $0.3 million below the prior year primarily due to lower outstanding debt balances, as well as lower interest rates paid on that debt. For the remainder of 2013, interest expense is expected to decline in comparison to the respective periods of 2012, due to lower discount amortization expense and as excess cash flow from operations is used to pay down outstanding debt.

Other (Income) Expense, Net

Other (income) expense, net decreased $0.9 million and $0.4 million, respectively, for the 2013 second quarter and year-to-date periods in comparison to 2012. This decrease was primarily due to $0.6 million of losses incurred on our cost and equity method investments in the second quarter of 2013. Other (income) expense, net also includes the impact of foreign currency exchange rate fluctuations on transactions denominated in foreign currencies. We generally do not expect foreign currency exchange rate fluctuations to have a material impact on our financial results.

Provision for Income Taxes

The effective tax rate (including discrete items) for the second quarter and year-to-date periods of 2013 was 35.0% and 30.2%, respectively, compared to 43.9% and 36.0%, respectively, for the same periods of 2012. This decrease was primarily attributable to the reinstatement of the research and development tax credit in the first quarter of 2013, as well as higher income in lower tax rate jurisdictions. During the first quarter of 2013, the Company recognized a $1.5 million discrete tax benefit related to the 2012 portion of the research and development tax credit. This benefit was partially offset by other discrete tax expense items recognized during the quarter. Overall the discrete tax items recognized in the 2013 periods were consistent with those recognized in the comparable 2012 periods. The benefit of the 2013 portion of the research and development tax credit will be recognized through the fiscal 2013 effective tax rate.

We currently expect our 2013 annual GAAP effective tax rate to be approximately 33%. We expect there to be continued volatility of this effective tax rate due to several factors, including changes in the mix of pre-tax income and the jurisdictions to which it relates, changes in tax laws and foreign tax holidays, business reorganizations, settlements with taxing authorities and foreign currency fluctuations.

Government Regulation

The Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act (collectively “Health Care Reform”) legislated broad-based changes to the U.S. health care system that could significantly impact our business operations and financial results, including higher or lower revenue, as well as higher employee medical costs and taxes. Health Care Reform imposes significant new taxes on medical device OEMs, which will result in a significant increase in the tax burden on our industry and which could have a material negative impact on our financial condition, results of operations and our cash flows. Other elements of Health Care Reform such as comparative effectiveness research, an independent payment advisory board, payment system reforms including shared savings pilots and other provisions could meaningfully change the way healthcare is developed and delivered, and may materially impact numerous aspects of our business, results of operations and financial condition. Many significant parts of Health Care Reform will be phased in over the next several years and require further guidance and clarification in the form of regulations. Management has evaluated the impact that the new medical device tax, which began in 2013, will have on our results from operations, and has estimated that it will reduce gross profit annually by approximately $0.6 million to $1.0 million.

On August 22, 2012, the U.S. Securities and Exchange Commission (“SEC”) issued a rule under Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act requiring companies to publicly disclose their use of conflict minerals that originated in the Democratic Republic of the Congo (“DRC”) or an adjoining country. Under the rule, issuers are required to conduct a reasonable due diligence process to ascertain the source of conflict minerals, defined as tantalum, tin, gold or tungsten, that are necessary to the functionality or production of their manufactured or contracted to be manufactured products. Companies are required to provide this disclosure on a new form to be filed with the SEC called Form SD. Companies are required to file Form SD on May 31, 2014 for the 2013 calendar period and annually on May 31 every year thereafter. We anticipate additional, new compliance costs to be incurred since we utilize all of the minerals specified in the rule. We are unable to quantify the cost of implementing this new regulation at this time.

Liquidity and Capital Resources

	As of
	June 28,	December 28,
(Dollars in thousands)	2013	2012
Cash and cash equivalents	$10,184	$20,284
Working capital	$189,736	$176,376
Current ratio	2.92	2.92

The decrease in cash and cash equivalents from the end of 2012 was primarily due to an increase in working capital levels (inventory, receivables) as a result of and in anticipation of our higher sales. Our current ratio for the first six months of 2013 remained consistent with the prior year. Of the $10.2 million of cash on hand as of June 28, 2013, $8.6 million is being held at our foreign subsidiaries.

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

The Credit Facility is supported by a consortium of fourteen banks with no bank controlling more than 19% of the facility. As of June 28, 2013, each bank supporting the Credit Facility has an S&P credit rating of at least BBB or better, which is considered investment grade.

The Credit Facility requires us to maintain a rolling four quarter ratio of adjusted EBITDA to interest expense of at least 3.0 to 1.0. For the twelve month period ended June 28, 2013, our ratio of adjusted EBITDA to interest expense, calculated in accordance with our credit agreement, was 18.9 to 1.0, well above the required limit. The Credit Facility also requires us to maintain a total leverage ratio of not greater than 4.0 to 1.0. As of June 28, 2013, our total leverage ratio, calculated in accordance with our credit agreement, was 2.3 to 1.0, well below the required limit.

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

As of June 28, 2013, we had $163 million of borrowing capacity available under the Credit Facility. This amount may vary from period to period based upon our debt and EBITDA levels, which impacts the covenant calculations discussed above. We believe that our cash flow from operations and the Credit Facility provide adequate liquidity to meet our short- and long- term funding needs.

Operating activities – Cash used in operations for the first six months of 2013 was $8.6 million, which compared to cash provided by operating activities of $23.5 million for the comparable 2012 period. This increase in cash usage was primarily due to an increase in accounts receivable and inventory during the period, due to higher actual and expected sales levels, as well as an $11.5 million estimated tax payment made in connection with the retirement of our convertible subordinated notes in the first quarter of 2013. We are not seeing any issues with the collectability of our receivables and are taking measures to reduce our receivable and inventory balances in the near term in order to improve our cash flows from operations. We remain highly focused on cash flow generation and are working to improve our performance starting with the third quarter of 2013.

Investing activities – Net cash used in investing activities for the first six months of 2013 was $9.6 million. This included $3.2 million of proceeds received from the sale of our Swiss orthopaedic product lines which closed during the first quarter of 2013. The proceeds received were offset by $11.6 million used for the purchase of property, plant and equipment to support normal operations as well as our cost savings and consolidation initiatives, and purchases of equity method investment of $1.3 million during the period. Our current expectation is that capital spending for the full year of 2013 will be in the range of $20 million to $30 million, of which approximately half is discretionary in nature. We anticipate that cash on hand, cash flow from operations and availability under our Credit Facility will be sufficient to fund these capital expenditures. As part of our growth strategy, we have and will continue to consider targeted and opportunistic acquisitions.

Financing activities – Net cash provided by financing activities for the first six months of 2013 was $8.1 million compared to cash used of $7.7 million in the comparable 2012 period. During the first six months of 2013, we borrowed $215 million on our Credit Facility and paid down approximately $209 million. The borrowings on our Credit Facility were primarily used for the retirement of $198 million of convertible subordinated notes during the first quarter of 2013. Going forward, we expect excess cash flow from operations to be used to fund our remaining consolidation initiatives and to pay down outstanding debt.

Capital Structure – As of June 28, 2013, our capital structure consisted of $237 million of debt under our Credit Facility and 24.0 million shares of common stock outstanding. Additionally, we had $10.2 million in cash and cash equivalents. If necessary, we currently have access to $163 million under our Credit Facility and are authorized to issue 100 million shares of common stock and 100 million shares of preferred stock. We believe that if needed we can access public markets to raise additional capital. We believe that our capital structure provides adequate funding to meet our growth objectives. We continuously evaluate our capital structure, including our Credit Facility, as it relates to our anticipated long-term funding needs. Changes to our capital structure may occur as a result of this analysis, or changes in market conditions.

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

Contractual Obligations

The following table summarizes our significant contractual obligations at June 28, 2013:

	Payments due by period
CONTRACTUAL OBLIGATIONS	Total	Remainder of 2013	2014 - 2015	2016 - 2017	After 2017
Debt obligations(a)	$277,543	$21,475	$12,818	$242,032	$1,218
Operating lease obligations(b)	19,343	2,656	9,514	5,240	1,933
Purchase obligations(b)	26,889	15,129	7,449	4,191	120
Foreign currency contracts(b)	6,000	6,000		—	—
Pension obligations(c)	4,079	196	765	863	2,255

Total contractual obligations	$333,854	$45,456	$30,546	$252,326	$5,526

(a)	Includes expected interest expense on the $237 million outstanding on our Credit Facility based upon the period end weighted average interest rate of 2.19%, which includes the impact of our interest rate swap agreement. Also includes $24.9 million of deferred federal and state taxes payable on the Company’s convertible subordinated notes. See Note 6 “Debt” of the Notes to Condensed Consolidated Financial Statements in Item 1 of this report for additional information.
(b)	See Note 11 “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements in Item 1 of this report for additional information about our operating leases, purchase obligations and foreign currency contracts.
(c)	See Note 7 “Defined Benefit Plans” of the Notes to Condensed Consolidated Financial Statements in Item 1 of this report for additional information about our defined benefit plan obligations. During 2012, we transferred most major functions performed at our facilities in Switzerland into other existing facilities. As a result of this decision, we curtailed our defined benefit plan provided to employees at those facilities in the third quarter of 2012. As nearly all of the Swiss pension liability is expected to be paid off in 2013, the Company moved all Swiss pension plan assets into cash accounts during 2012. Swiss plan assets are expected to be sufficient to cover plan liabilities.

This table does not reflect $1.1 million of unrecognized tax benefits as we are uncertain as to if or when such amounts may be settled. Refer to Note 10 “Income Taxes” of the Notes to Condensed Consolidated Financial Statements in Item 1 of this report for additional information about these unrecognized tax benefits.

We self-fund the medical insurance coverage provided to our U.S. based employees. The Company’s risk is being limited through the use of stop loss insurance, which has specific stop loss coverage per associate for claims in the year exceeding $225 thousand per associate with no annual maximum aggregate stop loss coverage. As of June 28, 2013, we have $1.7 million accrued related to our self-insured medical plan, which is recorded in Accrued Expenses in the Condensed Consolidated Balance Sheet, and is primarily based upon claim history. This table does not reflect any potential future payments for self-insured medical claims.

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

Foreign Currency – We have significant foreign operations in France, Mexico and Switzerland, which expose the Company to foreign currency exchange rate fluctuations due to transactions denominated in Euros, Mexican pesos and Swiss francs, respectively. We continuously evaluate our foreign currency risk and will take action from time to time in order to best mitigate these risks, which includes the use of various derivative instruments such as forward currency exchange rate contracts. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency exposures would have had an impact of approximately $8 million on our annual sales. This amount is not indicative of the hypothetical net earnings impact due to partially offsetting impacts on cost of sales and operating expenses in those currencies. We estimate that foreign currency exchange rate fluctuations during the six months ended June 28, 2013 did not have a material impact on our results of operations in comparison to the prior year period.

In May 2012, we entered into two forward contracts to purchase 6.9 million and 7.2 million Mexican pesos per month beginning in January 2013 through December 2013 at an exchange rate of $0.0727 and $0.0693 per peso, respectively. These contracts were entered into in order to hedge the risk of peso-denominated payments associated with a portion of the operations at our Tijuana, Mexico facility for 2013 and are being accounted for as cash flow hedges. As of June 28, 2013, these contracts had a positive fair value of $0.5 million which is recorded within Prepaid Expenses and Other Current Assets in the Condensed Consolidated Balance Sheet. The amount recorded as a reduction of Cost of Sales during the six months ended June 28, 2013 and six months ended June 29, 2012 related to our forward contracts was $0.6 million and $0.02 million, respectively. No portion of the change in fair value of our foreign currency exchange rate contracts during the six months ended June 28, 2013 or June 29, 2012 was considered ineffective.

We translate all assets and liabilities of our foreign operations, where the U.S. dollar is not the functional currency, at the period-end exchange rate and translate sales and expenses at the average exchange rates in effect during the period. The net effect of these translation adjustments is recorded in the Condensed Consolidated Financial Statements as Comprehensive Income. The translation adjustment for the first six months of 2013 and 2012 was a loss of $2.4 million and $1.5 million, respectively. Translation adjustments are not adjusted for income taxes as they relate to permanent investments in our foreign subsidiaries. Net foreign currency transaction gains and losses included in Other (Income) Expense, Net amounted to a gain of $0.6 million and a loss of $0.2 million for the first six months of 2013 and 2012, respectively. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency net assets would have had an impact of approximately $8 million on our foreign net assets as of June 28, 2013.

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

As of June 28, 2013, we had $237 million outstanding on our revolving line of credit of which $150 million is currently being hedged. See Note 6 “Debt” of the Notes to Condensed Consolidated Financial Statements in Item 1 of this report for additional information about our outstanding debt. A hypothetical one percentage point (100 basis points) change in the prime rate on the $87 million of unhedged floating rate debt outstanding at June 28, 2013 would have an impact of approximately $0.9 million on our interest expense.

ITEM 4.	CONTROLS AND PROCEDURES

a.	Evaluation of Disclosure Controls and Procedures.

Our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the SEC as of June 28, 2013. These disclosure controls and procedures have been designed to provide reasonable assurance that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Based on their evaluation, as of June 28, 2013, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.

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

There have been no material changes from the Company’s risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 28, 2012.

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

Dated: August 6, 2013	GREATBATCH, INC.

	By	/s/ Thomas J. Hook
Thomas J. Hook President and Chief Executive Officer (Principal Executive Officer)

	By	/s/ Michael Dinkins
Michael Dinkins Executive Vice President and Chief Financial Officer (Principal Financial Officer)

	By	/s/ Thomas J. Mazza
Thomas J. Mazza Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to our quarterly report on Form 10-Q for the period ended June 27, 2008).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our annual report on Form 10-K for the period ended January 1, 2010).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Extension Schema Document

101.CAL	XBRL Extension Calculation Linkbase Document

101.LAB	XBRL Extension Label Linkbase Document

101.PRE	XBRL Extension Presentation Linkbase Document

101.DEF	XBRL Extension Definition Linkbase Document