Form 10-Q
period 2013-09-27
GREATBATCH, INC.
filed 2013-11-05
CIK 1114483

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2013

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

The number of shares outstanding of the Company’s common stock, $0.001 par value per share, as of November 5, 2013 was: 24,135,656 shares.

Greatbatch, Inc.

Table of Contents for Form 10-Q

As of and for the Quarterly Period Ended September 27, 2013

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GREATBATCH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS—Unaudited

(in thousands except share and per share data)

	As of
	September 27,	December 28,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$4,973	$20,284
Accounts receivable, net of allowance for doubtful accounts of $2.0 million in 2013 and $2.4 million in 2012	130,966	120,923
Inventories	122,823	106,612
Refundable income taxes	566	—
Deferred income taxes	8,077	7,678
Prepaid expenses and other current assets	8,028	12,636

Total current assets	275,433	268,133
Property, plant and equipment, net	147,431	150,893
Amortizing intangible assets, net	77,518	87,345
Indefinite-lived intangible assets	20,402	20,828
Goodwill	346,614	349,035
Deferred income taxes	2,762	2,534
Other assets	14,551	11,107

Total assets	$884,711	$889,875

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,478	$45,274
Income taxes payable	11,177	94
Deferred income taxes	881	874
Accrued expenses	43,207	45,515

Total current liabilities	91,743	91,757
Long-term debt	210,000	225,414
Deferred income taxes	51,732	82,462
Other long-term liabilities	6,779	9,382

Total liabilities	360,254	409,015
Stockholders’ equity:
Preferred stock, $0.001 par value, authorized 100,000,000 shares; no shares issued or outstanding in 2013 or 2012	—	—
Common stock, $0.001 par value, authorized 100,000,000 shares; 24,141,395 shares issued and 24,119,390 shares outstanding in 2013 23,731,570 shares issued and 23,711,838 shares outstanding in 2012	24	24
Additional paid-in capital	336,491	320,618
Treasury stock, at cost, 22,005 shares in 2013 and 19,732 shares in 2012	(593)	(452)
Retained earnings	174,209	147,723
Accumulated other comprehensive income	14,326	12,947

Total stockholders’ equity	524,457	480,860

Total liabilities and stockholders’ equity	$884,711	$889,875

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREATBATCH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)—Unaudited

(in thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2013	2012	2013	2012
Sales	$167,730	$161,340	$487,326	$486,991
Cost of sales	111,853	110,386	325,398	337,216

Gross profit	55,877	50,954	161,928	149,775
Operating expenses:
Selling, general and administrative expenses	21,569	20,274	63,909	60,053
Research, development and engineering costs, net	13,806	13,240	38,983	41,325
Other operating expenses, net	3,500	15,313	10,560	23,981

Total operating expenses	38,875	48,827	113,452	125,359
Operating income	17,002	2,127	48,476	24,416
Interest expense	1,515	4,401	9,948	13,175
Other (income) expense, net	(57)	(102)	907	424

Income (loss) before provision for income taxes	15,544	(2,172)	37,621	10,817
Provision for income taxes	4,473	5,389	11,135	10,060

Net income (loss)	$11,071	$(7,561)	$26,486	$757

Earnings (loss) per share:
Basic	$0.46	$(0.32)	$1.11	$0.03
Diluted	$0.44	$(0.32)	$1.06	$0.03
Weighted average shares outstanding:
Basic	24,047	23,646	23,904	23,559
Diluted	25,188	23,646	25,017	23,924
Comprehensive income (loss):
Net income (loss)	$11,071	$(7,561)	$26,486	$757

Other comprehensive income:
Foreign currency translation gain (loss)	3,579	1,005	1,147	(522)
Net change in cash flow hedges, net of tax	(403)	399	(365)	924
Defined benefit plan liability adjustment, net of tax	—	—	597	—

Other comprehensive income	3,176	1,404	1,379	402

Comprehensive income (loss)	$14,247	$(6,157)	$27,865	$1,159

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREATBATCH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—Unaudited

(in thousands)

	Nine Months Ended
	September 27,	September 28,
	2013	2012
Cash flows from operating activities:
Net income	$26,486	$757
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,658	34,070
Debt related amortization included in interest expense	6,171	9,008
Stock-based compensation	11,413	9,007
Other non-cash losses	184	2,950
Deferred income taxes	(31,197)	3,004
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(9,901)	(22,795)
Inventories	(15,999)	(4,765)
Prepaid expenses and other current assets	1,010	1,380
Accounts payable	(7,220)	3,257
Accrued expenses	(1,732)	(314)
Income taxes payable	10,202	3,985

Net cash provided by operating activities	16,075	39,544

Cash flows from investing activities:
Proceeds from sale of orthopaedic product lines (Note 9)	3,228	—
Acquisition of property, plant and equipment	(14,953)	(33,645)
Purchase of cost and equity method investments, net	(1,928)	(1,653)
Acquisitions, net of cash acquired	—	(17,224)
Other investing activities	(194)	95

Net cash used in investing activities	(13,847)	(52,427)

Cash flows from financing activities:
Principal payments of long-term debt	(445,782)	(24,000)
Proceeds from issuance of long-term debt	425,000	10,000
Issuance of common stock	6,213	1,056
Payment of debt issuance costs	(2,697)	—
Other financing activities	(327)	(12)

Net cash used in financing activities	(17,593)	(12,956)

Effect of foreign currency exchange rates on cash and cash equivalents	54	174

Net decrease in cash and cash equivalents	(15,311)	(25,665)
Cash and cash equivalents, beginning of period	20,284	36,508

Cash and cash equivalents, end of period	$4,973	$10,843

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREATBATCH, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY—Unaudited

(in thousands)

							Accumulated
			Additional	Treasury			Other	Total
	Common Stock		Paid-In	Stock		Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Income	Equity
At December 28, 2012	23,732	$24	$320,618	(20)	$(452)	$147,723	$12,947	$480,860
Stock-based compensation	—	—	7,742	—	—	—	—	7,742
Net shares issued under stock incentive plans	318	—	5,654	(2)	(141)	—	—	5,513
Shares contributed to 401(k) Plan	91	—	2,477	—	—	—	—	2,477
Net income	—	—	—	—	—	26,486	—	26,486
Total other comprehensive income	—	—	—	—	—	—	1,379	1,379

At September 27, 2013	24,141	$24	$336,491	(22)	$(593)	$174,209	$14,326	$524,457

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information (Accounting Standards Codification (“ASC”) 270, Interim Reporting) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a full presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of Greatbatch, Inc. and its wholly-owned subsidiary, Greatbatch Ltd. (collectively “Greatbatch” or the “Company”), for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ materially from these estimates. The December 28, 2012 condensed consolidated balance sheet data was derived from audited consolidated financial statements but does not include all disclosures required by GAAP. For further information, refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2012. The Company utilizes a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31st. The third quarter and year-to-date periods of 2013 and 2012 each contained 13 weeks and 39 weeks, respectively, and ended on September 27, and September 28, respectively.

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

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

Pro Forma Results (Unaudited)

The following unaudited pro forma information presents the consolidated results of operations of the Company and NeuroNexus as if that acquisition occurred as of the beginning of fiscal year 2012 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2013	2012	2013	2012
Sales	$167,730	$161,340	$487,326	$487,431
Net income (loss)	11,071	(7,561)	26,486	583
Earnings (loss) per share:
Basic	$0.46	$(0.32)	$1.11	$0.02
Diluted	$0.44	$(0.32)	$1.06	$0.02

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

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

3.	SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended
	September 27,	September 28,
(in thousands)	2013	2012
Noncash investing and financing activities:
Common stock contributed to 401(k) Plan	$2,477	$4,793
Property, plant and equipment purchases included in accounts payable	711	4,611
Cash paid during the period for:
Interest	$4,388	$3,250
Income taxes	31,755	2,923
Acquisition of noncash assets	$—	$14,396
Liabilities assumed	—	1,244

4.	INVENTORIES

Inventories are comprised of the following (in thousands):

	As of
	September 27,	December 28,
	2013	2012
Raw materials	$67,515	$58,204
Work-in-process	38,321	30,022
Finished goods	16,987	18,386

Total	$122,823	$106,612

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

5.	INTANGIBLE ASSETS

Amortizing intangible assets are comprised of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount
At September 27, 2013
Technology and patents	$95,576	$(68,427)	$3,129	$30,278
Customer lists	68,257	(22,076)	207	46,388
Other	4,434	(4,385)	803	852

Total amortizing intangible assets	$168,267	$(94,888)	$4,139	$77,518

At December 28, 2012
Technology and patents	$95,576	$(61,659)	$1,932	$35,849
Customer lists	68,257	(18,929)	1,270	50,598
Other	4,434	(4,341)	805	898

Total amortizing intangible assets	$168,267	$(84,929)	$4,007	$87,345

Aggregate intangible asset amortization expense is comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Cost of sales	$1,668	$1,863	$5,207	$5,658
Selling, general and administrative expenses	1,446	1,573	4,343	4,713
Research, development and engineering costs, net	137	136	409	409

Total intangible asset amortization expense	$3,251	$3,572	$9,959	$10,780

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

Estimated future intangible asset amortization expense based on the current carrying value is as follows (in thousands):

Estimated Amortization Expense
Remainder of 2013	$3,207
2014	13,437
2015	12,386
2016	10,092
2017	8,969
Thereafter	29,427

Total estimated amortization expense	$77,518

Indefinite-lived intangible assets are comprised of the following (in thousands):

	Trademarks and Tradenames	IPR&D	Total
At December 28, 2012	$20,288	$540	$20,828
Indefinite-lived asset write-off	—	(426)	(426)

At September 27, 2013	$20,288	$114	$20,402

The change in goodwill is as follows (in thousands):

	Implantable Medical	Electrochem	Total
At December 28, 2012	$307,201	$41,834	$349,035
Goodwill disposed (Note 9)	(2,771)	—	(2,771)
Foreign currency translation	350	—	350

At September 27, 2013	$304,780	$41,834	$346,614

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

6.	DEBT

Long-term debt is comprised of the following (in thousands):

	As of
	September 27, 2013	December 28, 2012
Revolving line of credit	$10,000	$33,000
Variable rate term loan	200,000	—
2.25% convertible subordinated notes	—	197,782
Unamortized discount	—	(5,368)

Total long-term debt	$210,000	$225,414

Credit Facility – In September 2013, the Company amended and extended its credit facility (the “Credit Facility”). The new Credit Facility provides a $300 million revolving credit facility (the “Revolving Credit Facility”), a $200 million term loan (the “Term Loan”), a $15 million letter of credit subfacility, and a $15 million swingline subfacility. The Credit Facility can be increased by $200 million upon the Company’s request and approval by the lenders. The Revolving Credit Facility has a maturity date of September 20, 2018, which may be extended to September 20, 2019 upon notice by the Company and subject to certain conditions. The principal of the Term Loan is payable in quarterly installments as specified in the Credit Facility until its maturity date of September 20, 2019 when the unpaid balance is due in full.

The Credit Facility is secured by the Company’s non-realty assets including cash, accounts receivable and inventories. Interest rates on the revolving and term loans under the Credit Facility are, at the Company’s option either at: (i) the prime rate plus the applicable margin, which ranges between 0.0% and 0.75%, based on the Company’s total leverage ratio or (ii) the applicable LIBOR rate plus the applicable margin, which ranges between 1.375% and 2.75%, based on the Company’s total leverage ratio. Loans under the swingline subfacility will bear interest at the prime rate plus the applicable margin, which ranges between 0.0% and 0.75%, based on the Company’s total leverage ratio. The Company is also required to pay a commitment fee, which varies between 0.175% and 0.25% depending on the Company’s total leverage ratio.

The Credit Facility contains limitations on the incurrence of indebtedness, liens and licensing of intellectual property, investments and certain payments. The Credit Facility permits the Company to engage in the following activities up to an aggregate amount of $300 million: 1) engage in permitted acquisitions in the aggregate not to exceed $250 million; 2) make other investments in the aggregate not to exceed $100 million; 3) make stock repurchases and declare dividends not to exceed $150 million in the aggregate; and 4) make investments in foreign subsidiaries not to exceed $20 million in the aggregate. At any time that the total leverage ratio of the Company for the two most recently ended fiscal quarters is less than 2.75 to 1.0, the Company may make an election to reset each of the amounts specified above. Additionally, these limitations can be waived upon the Company’s request and approval of a majority of the lenders. As of September 27, 2013, the Company had available to it 100% of the above limits except for the aggregate limit and other investments limit which are now $299 million and $99 million, respectively.

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

The Credit Facility requires the Company to maintain a rolling four quarter ratio of adjusted EBITDA to interest expense of at least 3.0 to 1.0, and a total leverage ratio of not greater than 4.5 to 1.0 and a total leverage ratio not greater than 4.25 to 1.0 after January 2, 2016. The calculation of adjusted EBITDA and total leverage ratio excludes non-cash charges, extraordinary, unusual, or non-recurring expenses or losses, non-cash stock-based compensation, and non-recurring expenses or charges incurred in connection with permitted acquisitions. As of September 27, 2013, the Company was in compliance with all covenants under the Credit Facility.

The Credit Facility contains customary events of default. Upon the occurrence and during the continuance of an event of default, a majority of the lenders may declare the outstanding advances and all other obligations under the Credit Facility immediately due and payable.

As of September 27, 2013, the weighted average interest rate on borrowings under the Credit Facility, which does not take into account the impact of the Company’s interest rate swap, was 1.81%. As of September 27, 2013, the Company had $290 million of borrowing capacity available under the Credit Facility. This borrowing capacity may vary from period to period based upon the debt and EBITDA levels of the Company, which impacts the covenant calculations described above.

Interest Rate Swap – From time to time, the Company enters into interest rate swap agreements in order to hedge against potential changes in cash flows on the outstanding borrowings on the Credit Facility. The variable rate received on the interest rate swaps and the variable rate paid on the debt have the same rate of interest, excluding the credit spread, and resets and pays interest on the same date. During 2012, the Company entered into a three-year $150 million interest rate swap, which amortizes $50 million per year. This swap was entered into in order to hedge against potential changes in cash flows on the outstanding Credit Facility borrowings, which are also indexed to the one-month LIBOR rate. This swap is being accounted for as a cash flow hedge. Information regarding the Company’s outstanding interest rate swap as of September 27, 2013 is as follows (dollars in thousands):

Instrument	Type of Hedge	Notional Amount	Start Date	End Date	Pay Fixed Rate	Current Receive Floating Rate	Fair Value Sept. 27, 2013	Balance Sheet Location
Interest rate swap	Cash flow	$150,000	Feb-13	Feb-16	0.573%	0.180%	$(400)	Other Long-Term Liabilities

The estimated fair value of the interest rate swap agreement represents the amount the Company expects to receive (pay) to terminate the contract. No portion of the change in fair value of the Company’s interest rate swap during the nine months ended September 27, 2013 was considered ineffective. The amount recorded as Interest Expense during the three and nine months ended September 27, 2013 related to the Company’s interest rate swap was $0.1 million and $0.3 million, respectively.

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

Convertible Subordinated Notes – In March 2007, the Company issued $197.8 million of convertible subordinated notes (“CSN”) at a 5% discount. CSN accrued interest at 2.25% per annum. The effective interest rate of CSN, which took into consideration the amortization of the discount and deferred fees related to the issuance of these notes, was 8.5%. On February 20, 2013, the Company redeemed all outstanding CSN.

The contractual interest and discount amortization for CSN were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Contractual interest	$—	$1,113	$634	$3,338
Discount amortization	—	2,781	5,368	8,205

The expected future minimum principal payments under the Credit Facility as of September 27, 2013 is as follows (in thousands):

Remainder of 2013	$2,500
2014	10,000
2015	11,250
2016	16,250
2017	20,000
Thereafter	150,000

Total	$210,000

The Company has the ability and intent to use availability under the Revolving Credit Facility to fund principal payments on the Term Loan.

Deferred Financing Fees - The change in deferred financing fees is as follows (in thousands):

At December 28, 2012	$2,056
Financing costs deferred	2,697
Write-off during the period	(156)
Amortization during the period	(648)

At September 27, 2013	$3,949

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

7.	DEFINED BENEFIT PLANS

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

During 2012, the Company transferred manufacturing and development operations performed at its facilities in Switzerland into other existing facilities. As a result, the Company curtailed its defined benefit plan provided to employees at those Swiss facilities during the third quarter of 2012. In accordance with ASC 715, the gain recognized in connection with this curtailment is realized as the related employees are terminated. As nearly all of the Swiss pension liability is expected to be paid in 2013, the Company moved all Swiss pension plan assets into cash accounts during 2012. Swiss plan assets are expected to be sufficient to cover plan liabilities. During 2013, the Company settled approximately $7.7 million of its defined benefit obligation.

The change in net defined benefit plan liability is as follows (in thousands):

At December 28, 2012	$3,946
Service cost	227
Interest cost	144
Curtailment	(1,581)
Actuarial gain	(171)
Benefit payments	(125)
Foreign currency translation	14

At September 27, 2013	$2,454

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

Amounts recognized in Accumulated Other Comprehensive Income are as follows (in thousands):

Nine Months Ended September 27, 2013
Net gain occurring during the period	$(171)
Amortization of losses	(581)
Prior service cost	155

Pre-tax adjustment	(597)
Taxes	—

Net gain	$(597)

Net defined benefit cost (income) is comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Service cost	$76	$272	$227	$835
Interest cost	41	98	144	305
Curtailment gain (Other Operating Expenses, Net)	—	—	(1,150)	—
Amortization of net loss	—	30	—	92
Expected return on plan assets	—	(103)	—	(318)

Net defined benefit (income) cost	$117	$297	$(779)	$914

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

8.	STOCK-BASED COMPENSATION

The components and classification of stock-based compensation expense were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Stock options	$1,374	$671	$2,784	$2,038
Restricted stock and units	2,013	1,523	4,958	4,559
401(k) stock contribution	679	1,280	3,671	2,410

Total stock-based compensation expense	$4,066	$3,474	$11,413	$9,007

Cost of sales	$1,117	$1,119	$3,246	$2,486
Selling, general and administrative	1,598	2,006	6,052	5,732
Research, development and engineering	215	349	979	789
2013 operating unit realignment modification expense – Other Operating Expenses, Net (Note 9)	1,136	—	1,136	—

Total stock-based compensation expense	$4,066	$3,474	$11,413	$9,007

The weighted average fair value and assumptions used to value options granted are as follows:

	Nine Months Ended
	September 27, 2013	September 28, 2012
Weighted average fair value	$8.38	$8.20
Risk-free interest rate	0.73%	0.83%
Expected volatility	39%	40%
Expected life (in years)	5	5
Expected dividend yield	0%	0%

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

The following table summarizes time-vested stock option activity:

	Number of Time-Vested Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In Millions)
Outstanding at December 28, 2012	1,775,847	$23.17
Granted	372,676	23.33
Exercised	(215,200)	22.87
Forfeited or expired	(69,467)	26.20

Outstanding at September 27, 2013	1,863,856	$23.13	6.2	$19.9

Exercisable at September 27, 2013	1,287,345	$23.17	5.0	$13.7

The following table summarizes performance-vested stock option activity:

	Number of Performance- Vested Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In Millions)
Outstanding at December 28, 2012	284,925	$23.26
Granted	—	—
Exercised	(55,571)	23.21
Forfeited or expired	—	—

Outstanding at September 27, 2013	229,354	$23.27	3.6	$2.4

Exercisable at September 27, 2013	229,354	$23.27	3.6	$2.4

The following table summarizes time-vested restricted stock and unit activity:

	Time-Vested Activity	Weighted Average Fair Value
Nonvested at December 28, 2012	80,269	$23.48
Granted	63,022	25.85
Vested	(30,592)	22.46
Forfeited	(4,463)	21.65

Nonvested at September 27, 2013	108,236	$25.23

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

The following table summarizes performance-vested restricted stock and unit activity:

	Performance- Vested Activity	Weighted Average Fair Value
Nonvested at December 28, 2012	782,446	$16.02
Granted	318,169	15.86
Vested	(49,139)	14.68
Forfeited	(240,312)	14.94

Nonvested at September 27, 2013	811,164	$16.36

9.	OTHER OPERATING EXPENSES, NET

Other Operating Expenses, Net is comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
2013 operating unit realignment	$2,214	$—	$3,066	$—
Orthopaedic facility optimization	1,420	12,452	6,723	14,774
Medical device facility optimization	52	388	282	1,282
ERP system upgrade	(121)	1,938	264	4,745
Acquisition and integration (income) costs	(522)	232	(340)	1,287
Asset dispositions, severance and other	457	303	565	1,893

	$3,500	$15,313	$10,560	$23,981

2013 operating unit realignment. In June 2013, the Company initiated a plan to realign its operating structure in order to optimize its continued focus on profitable growth. As part of this initiative, the sales and marketing and operations groups of its Implantable Medical and Electrochem segments were combined into one sales and marketing and one operations group serving the entire Company. Total restructuring charges expected to be incurred in connection with this realignment is between $6.2 million and $7.0 million, of which $3.1 million has been incurred to date. Expenses related to this initiative will be recorded within the applicable segment and corporate cost centers that the expenditures relate to and include the following:

•	Severance and retention: $5.0 million – $5.2 million; and
•	Other: $1.2 million – $1.8 million.

Other costs primarily consist of relocation, recruitment and travel expenditures.

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

The change in accrued liabilities related to the 2013 operating unit realignment is as follows (in thousands):

	Severance and Retention	Other	Total
At December 28, 2012	$—	$—	$—
Restructuring charges	2,153	913	3,066
Non-cash settlement (modification expense – Note 8)	(1,136)	—	(1,136)
Cash payments	(391)	(463)	(854)

At September 27, 2013	$626	$450	$1,076

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

During 2012, the Company transferred manufacturing and development operations performed at its facilities in Orvin and Corgemont, Switzerland into existing facilities in Fort Wayne, IN and Tijuana, Mexico. In connection with this consolidation, in 2012, the Company entered into an agreement to sell assets related to certain non-core Swiss orthopaedic product lines to an independent third party including inventory, machinery, equipment, customer lists and technology related to these product lines. As these product lines were considered a business, goodwill was allocated to the transaction (See Note 5). As these product lines did not have cash flows that were clearly distinguishable, both operationally and for financial reporting purposes, from the rest of the Company, they were not considered discontinued operations. This transaction closed in the first quarter of 2013 and no additional loss on sale was recognized. During 2013, the Company received payments totaling $3.2 million in connection with this transaction and the third party assumed $2.4 million of severance liabilities.

The total capital investment expected for these initiatives is between $25 million and $30 million, of which $22.0 million has been expended to date. Total expense expected to be incurred for these initiatives is between $40 million and $41 million, of which $39.9 million has been incurred to date. All expenses will be recorded within the Implantable Medical segment and are expected to include the following:

•	Severance and retention: approximately $11 million;

•	Accelerated depreciation and asset write-offs: approximately $15 million; and

•	Other: $14 million – $15 million.

Other costs include production inefficiencies, moving, revalidation, personnel, training and travel costs associated with these consolidation projects.

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

The change in accrued liabilities related to the orthopaedic facility optimization is as follows (in thousands):

	Severance and Retention	Accelerated Depreciation/Asset Write-offs	Other	Total
At December 28, 2012	$9,567	$—	$—	$9,567
Restructuring charges	544	192	5,987	6,723
Write-offs	—	(192)	—	(192)
Liability assumed by third party	(2,398)	—	—	(2,398)
Cash payments	(6,978)	—	(5,622)	(12,600)

At September 27, 2013	$735	$—	$365	$1,100

Medical device facility optimization. Near the end of 2011, the Company initiated plans to upgrade and expand its manufacturing infrastructure in order to support its medical device strategy. This includes the transfer of certain product lines to create additional capacity for the manufacture of medical devices, expansion of two existing facilities, as well as the purchase of equipment to enable the production of medical devices. These initiatives are expected to be completed over the next year. Total capital investment under these initiatives is expected to be between $15 million and $20 million of which approximately $12.4 million has been expended to date. Total expenses expected to be incurred on these projects is between $2.0 million and $3.0 million, of which $1.8 million has been incurred to date. All expenses will be recorded within the Implantable Medical segment and are expected to include the following:

•	Production inefficiencies, moving and revalidation: $0.5 million – $1.0 million;

•	Personnel: $1.0 million – $1.5 million; and

•	Other: approximately $1.0 million.

The change in accrued liabilities related to the medical device facility optimization is as follows (in thousands):

	Production Inefficiencies, Moving and Revalidation	Personnel	Other	Total
At December 28, 2012	$—	$—	$—	$—
Restructuring charges	19	2	261	282
Cash payments	(19)	(2)	(261)	(282)

At September 27, 2013	$—	$—	$—	$—

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

ERP system upgrade. In 2011, the Company initiated plans to upgrade its existing global ERP system. This initiative is expected to be completed over the next six months. Total capital investment under this initiative is expected to be between $4.5 million to $5 million of which approximately $4.3 million has been expended to date. Total expenses expected to be incurred on this initiative is between $6 million to $7 million, of which $5.3 million has been incurred to date. Expenses related to this initiative will be recorded within the applicable segment and corporate cost centers that the expenditures relate to and include the following:

•	Training and consulting costs: $4 million – $4.5 million; and

•	Accelerated depreciation and asset write-offs: $2 million – $2.5 million.

The change in accrued liabilities related to the ERP system upgrade is as follows (in thousands):

	Training & Consulting Costs	Accelerated Depreciation/Asset Write-offs	Total
At December 28, 2012	$169	$—	$169
Charges	264	—	264
Cash payments	(433)	—	(433)

At September 27, 2013	$—	$—	$—

Acquisition and integration (income) costs. During 2013 and 2012, the Company incurred costs (income) related to the integration of Micro Power Electronics, Inc. and NeuroNexus, which were acquired in December 2011 and February 2012, respectively. These expenses were primarily for retention bonuses, travel costs in connection with integration efforts, training, severance, and the change in fair value of the contingent consideration recorded in connection with these acquisitions.

Asset dispositions, severance and other. During 2013 and 2012, the Company recorded (gains) losses in connection with various asset disposals and/or write-down’s. Additionally, during the second quarter of 2012, the Company incurred $1.2 million of costs related to the relocation of its global headquarters to Frisco, Texas.

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

As of September 27, 2013, the balance of unrecognized tax benefits is approximately $1.4 million. It is reasonably possible that a reduction of up to $0.1 million of the balance of unrecognized tax benefits may occur within the next twelve months as a result of potential audit settlements. Approximately $1.2 million of the balance of unrecognized tax benefits would favorably impact the effective tax rate, net of federal benefit on state issues, if recognized.

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

As a result of the repayment of CSN during the first quarter of 2013, the Company reclassified $30.4 million of Long-Term Deferred Income Taxes to Income Taxes Payable of which approximately $8.0 million was paid in the third quarter of 2013 and $19.6 million was paid in the first nine months of 2013.

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

During 2012, Electrochem and several other unaffiliated parties were named as defendants in a personal injury and wrongful death action filed in the 113th Judicial District Court of Harris County, Texas. The complaint seeks damages alleging marketing defects and failure to warn, negligence and gross negligence relating to a product Electrochem manufactured and sold to a customer, one of the other named defendants, which, in turn, incorporated the Electrochem product into its own product which it sold to its customer, another named defendant. The cost of defense in this matter is the responsibility of Electrochem’s customer. Electrochem also has product liability insurance coverage. Electrochem believes that it has meritorious defenses and it intends to vigorously defend the matter. Given the early stages of this action, the amount of loss or range of possible loss cannot be reasonably estimated at this time.

Product Warranties – The Company generally warrants that its products will meet customer specifications and will be free from defects in materials and workmanship. The change in aggregate product warranty liability is as follows (in thousands):

At December 28, 2012	$2,626
Additions to warranty reserve	1,372
Warranty claims paid	(123)

At September 27, 2013	$3,875

Contractual Obligations – Contractual obligations are defined as agreements that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum obligations; fixed or minimum price provisions; and the approximate timing of the transaction. The Company’s contractual obligations are normally fulfilled within short time horizons. The Company also enters into blanket orders with vendors that have preferred pricing and terms, however these orders are normally cancelable without penalty. As of September 27, 2013, the total contractual obligations of the Company are approximately $24.1 million and will primarily be funded by existing cash and cash equivalents, cash flow from operations, or the Credit Facility. The Company also enters into contracts for outsourced services; however, the obligations under these contracts were not significant and the contracts generally contain clauses allowing for cancellation without significant penalty.

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

Operating Leases – The Company is a party to various operating lease agreements for buildings, equipment and software. Estimated future operating lease expense is as follows (in thousands):

Remainder of 2013	$1,400
2014	5,123
2015	4,522
2016	3,826
2017	1,424
Thereafter	1,933

Total estimated operating lease expense	$18,228

Foreign Currency Contracts – The Company enters into forward contracts to purchase Mexican pesos in order to hedge the risk of peso-denominated payments associated with the operations at its Tijuana, Mexico facility. The impact to the Company’s results of operations from these forward contracts was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2013	2012	2013	2012
Increase (reduction) in cost of sales	$(346)	$11	$(908)	$(8)
Ineffective portion of change in fair value	—	—	—	—

Instrument	Type of Hedge	Aggregate Notional Amount	Start Date	End Date	$/Peso	Fair Value	Balance Sheet Location
FX Contract	Cash flow	$1,500	Jan-13	Dec-13	0.0727	$59	Current Assets
FX Contract	Cash flow	1,500	Jan-13	Dec-13	0.0693	138	Current Assets
FX Contract	Cash flow	7,700	Jan-14	Dec-14	0.0767	(239)	Current Assets/Other Long-Term Liabilities

Self-Insured Medical Plan – The Company self-funds the medical insurance coverage provided to its U.S. based employees. The risk to the Company is being limited through the use of stop loss insurance, which has specific stop loss coverage per associate for claims in the year exceeding $225 thousand per associate with no annual maximum aggregate stop loss coverage. As of September 27, 2013, the Company has $1.9 million accrued related to the self-insurance of its medical plan, which is recorded in Accrued Expenses in the Condensed Consolidated Balance Sheet, and is primarily based upon claim history.

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

12.	EARNINGS (LOSS) PER SHARE (“EPS”)

The following table illustrates the calculation of Basic and Diluted EPS (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2013	2012	2013	2012
Numerator for basic and diluted EPS:
Net income (loss)	$11,071	$(7,561)	$26,486	$757

Denominator for basic EPS:
Weighted average shares outstanding	24,047	23,646	23,904	23,559
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units	1,141	—	1,113	365

Denominator for diluted EPS	25,188	23,646	25,017	23,924

Basic EPS	$0.46	$(0.32)	$1.11	$0.03

Diluted EPS	$0.44	$(0.32)	$1.06	$0.03

The diluted weighted average share calculations do not include the following securities, which are not dilutive to the EPS calculations or the performance criteria have not been met:

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2013	2012	2013	2012
Time-vested stock options, restricted stock and restricted stock units	43,000	2,223,000	59,000	1,237,000
Performance-vested stock options and restricted stock units	27,000	781,000	26,000	692,000

For the 2013 and 2012 periods, no shares related to CSN were included in the diluted EPS calculations as the average share price of the Company’s common stock for those periods did not exceed CSN’s conversion price per share.

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

13.	ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated Other Comprehensive Income for the quarter and year to date periods are as follows (in thousands):

Three Month Period	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total Pre-Tax Amount	Tax	Net-of-Tax Amount
At June 28, 2013	$(365)	$178	$10,999	$10,812	$338	$11,150
Unrealized loss on cash flow hedges	—	(419)	—	(419)	147	(272)
Realized gain on foreign currency hedges	—	(346)	—	(346)	121	(225)
Realized loss on interest rate swap hedges	—	145	—	145	(51)	94
Foreign currency translation gain	—	—	3,579	3,579	—	3,579

At September 27, 2013	$(365)	$(442)	$14,578	$13,771	$555	$14,326

Nine Month Period	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total Pre-Tax Amount	Tax	Net-of-Tax Amount
At December 28, 2012	$(962)	$120	$13,431	$12,589	$358	$12,947
Unrealized gain on cash flow hedges	—	2	—	2	(1)	1
Realized gain on foreign currency hedges	—	(908)	—	(908)	318	(590)
Realized loss on interest rate swap hedges	—	344	—	344	(120)	224
Net defined benefit plan gain (Note 7)	597	—	—	597	—	597
Foreign currency translation gain	—	—	1,147	1,147	—	1,147

At September 27, 2013	$(365)	$(442)	$14,578	$13,771	$555	$14,326

The realized (gain) loss relating to the Company’s foreign currency and interest rate swap hedges was reclassified from Accumulated Other Comprehensive Income and included in Cost of Sales and Interest Expense, respectively, in the Condensed Consolidated Statements of Operations.

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

Foreign currency contracts – The fair value of foreign currency contracts are determined through the use of cash flow models that utilize observable market data inputs to estimate fair value. These observable market data inputs include foreign exchange rate and credit spread curves. In addition to the above, the Company receives fair value estimates from the foreign currency contract counterparty to verify the reasonableness of the Company’s estimates. The Company’s foreign currency contracts are categorized in Level 2 of the fair value hierarchy. The fair value of the Company’s foreign currency contracts will be realized as Cost of Sales as the inventory, which the contracts are hedging the cash flows to produce, is sold, of which approximately $0.04 million is expected to be realized within the next twelve months.

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

Interest rate swap – The fair value of the Company’s interest rate swap outstanding at September 27, 2013 was determined through the use of a cash flow model that utilizes observable market data inputs. These observable market data inputs include LIBOR, swap rates, and credit spread curves. In addition to the above, the Company received a fair value estimate from the interest rate swap counterparty to verify the reasonableness of the Company’s estimate. This fair value calculation was categorized in Level 2 of the fair value hierarchy. The fair value of the Company’s interest rate swap will be realized as Interest Expense as interest on the Company’s Credit Facility is accrued.

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

The fair value of accrued contingent consideration recorded by the Company represents the estimated fair value of the contingent consideration the Company expects to pay to the former shareholders of NeuroNexus based upon the achievement of certain financial and development-based milestones. The fair value of the contingent consideration liability was estimated by discounting to present value, the probability weighted contingent payments expected to be made. The maximum amount of future contingent consideration (undiscounted) that the Company could be required to pay is $2.0 million. The Company’s accrued contingent consideration is categorized in Level 3 of the fair value hierarchy. Changes in accrued contingent consideration were as follows (in thousands):

At December 28, 2012	$1,530
Fair value adjustments	(430)

At September 27, 2013	$1,100

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

The recurring Level 3 fair value measurements of the Company’s contingent consideration liability include the following significant unobservable inputs (dollars in thousands):

	Fair
Contingent	Value at
Consideration	September 27,	Valuation	Unobservable
Liability	2013	Technique	Inputs
Financial milestones	$470	Discounted cash flow	Discount rate	12%
			Projected year of payment	2014
			Probability weighted payment amount	$500
Development milestones	630	Discounted cash flow	Discount rate	20%
			Projected year of payment	2016
			Probability weighted payment amount	$1,000

The following table provides information regarding assets and liabilities recorded at fair value on a recurring basis in the Condensed Consolidated Balance Sheet (in thousands):

	Fair Value Measurements Using
		Quoted
		Prices in	Significant
		Active Markets	Other	Significant
	At	for Identical	Observable	Unobservable
	September 27,	Assets	Inputs	Inputs
Description	2013	(Level 1)	(Level 2)	(Level 3)
Assets
Foreign currency contracts (Note 11)	$37	$—	$37	$—
Liabilities
Interest rate swap (Note 6)	$400	$—	$400	$—
Foreign currency contracts (Note 11)	79	—	79	—
Accrued contingent consideration	1,100	—	—	1,100

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Fair value standards also apply to certain nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis. As of September 27, 2013, the fair value of the Company’s variable rate Long-Term Debt approximates its carrying value. A summary of the valuation methodologies for the Company’s assets and liabilities measured on a nonrecurring basis is as follows:

Long-lived assets – The Company reviews the carrying amount of its long-lived assets to be held and used, other than goodwill and indefinite-lived intangible assets, for potential impairment whenever certain indicators are present such as: a significant decrease in the market price of the asset or asset group; a significant change in the extent or manner in which the long-lived asset or asset group is being used or in its physical condition; a significant change in legal factors or in the business climate that could affect the value of the long-lived asset or asset group, including an action or assessment by a regulator; an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of the long-lived asset or asset group; or a current expectation that it is more likely than not the long-lived asset or asset group will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The term more likely than not refers to a level of likelihood that is more than 50 percent.

If an indicator is present, potential recoverability is measured by comparing the carrying amount of the long-lived asset or asset group to its related total future undiscounted cash flows. If the carrying value is not recoverable, the asset or asset group is considered to be impaired. Impairment is measured by comparing the asset or asset group’s carrying amount to its fair value, which is determined by using independent appraisals or discounted cash flow models. The discounted cash flow model requires inputs such as a risk-adjusted discount rate, terminal values, operating budgets, long-term strategic plans and remaining useful lives of the asset or asset group. If the carrying value of the long-lived asset or asset group exceeds the fair value, the carrying value is written down to the fair value in the period identified. The Company did not record any impairment charge related to its long-lived assets, other than goodwill and indefinite-lived intangible assets, during the first nine months of 2013. During the first nine months of 2012, the Company recorded an impairment charge to Other Operating Expenses, Net of $0.3 million relating to the write-off of a definite-lived intangible asset.

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

The Company recorded impairment charges in Other Operating Expenses, Net related to its indefinite-lived intangible assets, excluding goodwill, of $0.4 million and $0 during the first nine months of 2013 and 2012, respectively. No impairment loss was recorded for goodwill during the first nine months of 2013 or 2012. Note 5 “Intangible Assets” contains additional information on the Company’s intangible assets.

Cost and equity method investments – The Company holds investments in equity and other securities that are accounted for as either cost or equity method investments and are classified as Other Assets. The total carrying value of these investments is reviewed quarterly for changes in circumstance or the occurrence of events that suggest the Company’s investment may not be recoverable. The fair value of cost or equity method investments is not adjusted if there are no identified events or changes in circumstances that may have a material effect on the fair value of the investments. Gains and losses realized on cost and equity method investments are recorded in Other (Income) Expense, Net, unless separately stated. The aggregate recorded amount of cost and equity method investments at September 27, 2013 and December 28, 2012 was $10.6 million and $9.1 million, respectively. The Company recorded losses related to its cost and equity method investments of $0.6 million and $0 during the first nine months of 2013 and 2012, respectively.

15.	BUSINESS SEGMENT, GEOGRAPHIC AND CONCENTRATION RISK INFORMATION

The Company currently operates its business in two reportable segments – Implantable Medical and Electrochem. The Implantable Medical segment is comprised of Greatbatch Medical and QiG Group and designs and manufactures medical devices and components for the cardiac, neuromodulation, vascular and orthopaedic markets. The Implantable Medical segment offers complete medical devices including design, development, manufacturing, regulatory submission and supporting worldwide distribution, which is facilitated through the QiG Group and leverages the component technology of Greatbatch Medical. The devices designed and developed by the QiG Group are manufactured by Greatbatch Medical. The Implantable Medical segment also offers individual components for implantable medical devices as well as value-added assembly and design engineering services for its component products. Examples of these components include batteries, capacitors, filtered and un-filtered feedthroughs, machined components, enclosures, leads, introducers, catheters, as well as orthopaedic implants, instruments and cases and trays.

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

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

As discussed further in Note 9 “Other Operating Expenses, Net,” in June 2013, the Company initiated a plan to realign its operating structure in order to optimize its continued focus on profitable growth. As part of this initiative, the sales and marketing and operations groups of its Implantable Medical and Electrochem segments were combined into one sales and marketing and one operations group serving the entire Company. As a result of this realignment initiative, which includes changing the management and reporting structure, the Company is re-evaluating its operating and reportable segments.

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

An analysis and reconciliation of the Company’s business segment, product line and geographic information to the respective information in the Condensed Consolidated Financial Statements follows. Sales by geographic area are presented by allocating sales from external customers based on the location to which products are shipped (in thousands):

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2013	2012	2013	2012
Sales:
Implantable Medical
Cardiac/Neuromodulation	$86,980	$80,246	$242,161	$235,406
Orthopaedic	30,079	27,173	92,043	91,079
Vascular	12,279	13,674	35,152	37,791

Total Implantable Medical	129,338	121,093	369,356	364,276
Electrochem
Portable Medical	19,320	20,219	60,376	59,346
Energy	13,625	13,054	39,025	41,024
Other	5,447	6,974	18,569	22,345

Total Electrochem	38,392	40,247	117,970	122,715

Total sales	$167,730	$161,340	$487,326	$486,991

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2013	2012	2013	2012
Segment income from operations:
Implantable Medical	$19,074	$2,744	$50,057	$24,252
Electrochem	2,216	5,350	12,860	16,020

Total segment income from operations	21,290	8,094	62,917	40,272
Unallocated operating expenses	(4,288)	(5,967)	(14,441)	(15,856)

Operating income as reported	17,002	2,127	48,476	24,416
Unallocated other expense	(1,458)	(4,299)	(10,855)	(13,599)

Income (loss) before provision for income taxes	$15,544	$(2,172)	$37,621	$10,817

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2013	2012	2013	2012
Sales by geographic area:
United States	$81,736	$82,522	$242,304	$249,306
Non-Domestic locations:
Puerto Rico	31,936	31,320	87,592	81,541
Belgium	14,947	11,346	49,895	41,737
Rest of world	39,111	36,152	107,535	114,407

Total sales	$167,730	$161,340	$487,326	$486,991

Three customers accounted for a significant portion of the Company’s sales as follows:

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2013	2012	2013	2012
Customer A	21%	19%	20%	19%
Customer B	16%	18%	16%	15%
Customer C	11%	10%	13%	10%

Total	48%	47%	49%	44%

Long-lived tangible assets by geographic area are as follows (in thousands):

	As of
	September 27,	December 28,
	2013	2012
United States	$117,393	$123,104
Rest of world	30,038	27,789

Total	$147,431	$150,893

GREATBATCH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

16.	IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

In July 2012, the FASB issued ASU No. 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” This ASU simplified the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. The amendment allowed an organization the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. An organization electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the organization determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired. The amendments in this ASU were effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. This ASU did not have a material impact on the Company’s Condensed Consolidated Financial Statements as it only impacted the timing of when the Company was required to perform the two-step impairment test of its indefinite-lived intangible assets other than goodwill.

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

Our Business

We currently operate our business in two reportable segments – Implantable Medical and Electrochem Solutions (“Electrochem”). The Implantable Medical segment is comprised of our Greatbatch Medical and QiG Group and designs and manufactures medical devices and components for the cardiac, neuromodulation, vascular and orthopaedic markets. The Implantable Medical segment offers complete medical devices including design, development, manufacturing, regulatory submission and supporting worldwide distribution, which is facilitated through the QiG Group and leverages the component technology of Greatbatch Medical. The devices designed and developed by the QiG Group are manufactured by Greatbatch Medical. The Implantable Medical segment also offers individual components for implantable medical devices as well as value-added assembly and design engineering services for its component products. Examples of these components include batteries, capacitors, filtered and unfiltered feedthroughs, machined components, enclosures, leads, introducers, catheters, as well as orthopaedic implants, instruments and cases and trays.

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

As discussed in Note 9 “Other Operating Expenses, Net” of the Notes to Condensed Consolidated Financial Statements in Item 1 of this report, in June 2013, we initiated a plan to realign our operating structure in order to optimize our continued focus on profitable growth. Under this initiative, the sales and marketing and operations groups of our Implantable Medical and Electrochem segments were combined into one sales and marketing and one operations group serving the entire Company. As a result of this realignment initiative, which includes changing the management and reporting structure, we are re-evaluating our operating and reportable segments.

Our Customers

Implantable Medical customers include leading original equipment manufacturers (“OEMs”), in alphabetical order here and throughout this report, such as Biotronik, Boston Scientific, Johnson & Johnson, Medtronic, Smith & Nephew, Sorin Group, St. Jude Medical, Stryker and Zimmer. The nature and extent of our selling relationships with each OEM varies in terms of breadth of products purchased, purchased product volumes, length of contractual commitment, ordering patterns, inventory management and selling prices. During the nine months ended September 27, 2013, Johnson & Johnson, Medtronic and St. Jude Medical collectively accounted for 49% of our total Company sales.

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

Financial Overview

Third quarter 2013 sales increased $6.4 million over the prior year period to $167.7 million. After adjusting sales by $3.2 million for the divestiture of certain non-core orthopaedic product lines during the first quarter of 2013 and approximately $1 million for the positive impact of foreign currency exchange rate fluctuations in comparison to the prior year, sales increased $8.6 million or 5% organically. This growth was primarily due to increased sales and marketing investment in our cardiac/neuromodulation product line, as well as orthopaedic market share gains, which helped drive 8% and 22% organic constant currency growth, respectively. This growth was partially offset by a $1.4 million and $1.9 million decline in vascular and Electrochem sales, respectively, due to the previously disclosed voluntary recall of two vascular medical devices and continued pricing discipline in our Electrochem product lines resulting in the rationalization of some lower-margin business. For the first nine months of 2013, sales of $487.3 million were consistent with the prior year period. On an organic constant currency basis, sales for the first nine months of 2013 increased 2% in comparison to 2012 as strong cardiac/neuromodulation and orthopaedics sales in the second and third quarter of 2013 were partially offset by slower demand in the first quarter of 2013 due to customer inventory adjustments and the impact of our Swiss consolidation. For the remainder of 2013, we expect Implantable Medical revenue to remain strong as new product introductions are commercialized, as we further partner across business lines with our large OEM customers, and as we further leverage our sales and marketing resources to drive core business growth.

We prepare our condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Additionally, we consistently report and discuss in our quarterly earnings releases and investor presentations adjusted operating income and margin, adjusted net income and adjusted earnings per diluted share. These adjusted amounts consist of GAAP amounts excluding the following adjustments to the extent they occur during the period: (i) acquisition-related charges, (ii) facility consolidation, optimization, manufacturing transfer and system integration charges, (iii) asset write-down and disposition charges, (iv) severance charges in connection with corporate realignments or a reduction in force, (v) litigation charges and gains, (vi) the impact of certain non-cash charges to interest expense, (vii) unusual or infrequently occurring items, (viii) certain R&D expenditures (such as medical device design verification (“DVT”) expenses in connection with developing our neuromodulation platform), (ix) gain/loss on the sale of investments, (x) the income tax (benefit) related to these adjustments and (xi) certain tax charges related to the consolidation of our Swiss Orthopaedic facility. We believe that reporting these amounts provides important supplemental information to our investors and creditors seeking to understand the financial and business trends relating to our financial condition and results of operations. Additionally, certain performance-based compensation incentives provided to our executives are determined utilizing these adjusted amounts.

A reconciliation of GAAP operating income (loss) to adjusted amounts is as follows (dollars in thousands):

	Three Months Ended
	Implantable Medical		Electrochem		Unallocated		Total
	Sept. 27,	Sept. 28,	Sept. 27,	Sept. 28,	Sept. 27,	Sept. 28,	Sept. 27,	Sept. 28,
	2013	2012	2013	2012	2013	2012	2013	2012
Sales	$129,338	$121,093	$38,392	$40,247	$—	$—	$167,730	$161,340

Operating income (loss) as reported	$19,074	$2,744	$2,216	$5,350	$(4,288)	$(5,967)	$17,002	$2,127
Adjustments:
Medical device DVT expenses (RD&E)	1,510	1,224	—	—	—	—	1,510	1,224
Consolidation and optimization costs	2,131	12,944	1,235	—	199	1,834	3,565	14,778
Acquisition and integration expenses (income)	(541)	101	19	127	—	4	(522)	232
Asset dispositions, severance and other	419	(129)	38	432	—	—	457	303

Adjusted operating income (loss)	22,593	16,884	3,508	5,909	(4,089)	(4,129)	22,012	18,664
Adjusted operating margin	17.5%	13.9%	9.1%	14.7%	N/A	N/A	13.1%	11.6%
Medical device related adjusted expenses (excluding DVT)	6,302	7,496	—	—	—	—	6,302	7,496

Adjusted operating income (loss) excluding medical device related adjusted expenses	$28,895	$24,380	$3,508	$5,909	$(4,089)	$(4,129)	$28,314	$26,160

Adjusted operating margin excluding medical device related adjusted expenses	22.3%	20.1%	9.1%	14.7%	N/A	N/A	16.9%	16.2%

	Nine Months Ended
	Implantable Medical		Electrochem		Unallocated		Total
	Sept. 27,	Sept. 28,	Sept. 27,	Sept. 28,	Sept. 27,	Sept. 28,	Sept. 27,	Sept. 28,
	2013	2012	2013	2012	2013	2012	2013	2012
Sales	$369,356	$364,276	$117,970	$122,715	$—	$—	$487,326	$486,991

Operating income (loss) as reported	$50,057	$24,252	$12,860	$16,020	$(14,441)	$(15,856)	$48,476	$24,416
Adjustments:
Inventory step-up amortization (COS)	—	—	—	532	—	—	—	532
Medical device DVT expenses (RD&E)	4,479	3,839	—	—	—	—	4,479	3,839
Consolidation and optimization costs	7,956	16,407	1,361	—	1,018	4,394	10,335	20,801
Acquisition and integration expenses (income)	(430)	245	89	1,037	1	5	(340)	1,287
Asset dispositions, severance and other	472	378	93	843	—	672	565	1,893

Adjusted operating income (loss)	62,534	45,121	14,403	18,432	(13,422)	(10,785)	63,515	52,768
Adjusted operating margin	16.9%	12.4%	12.2%	15.0%	N/A	N/A	13.0%	10.8%
Medical device related adjusted expenses (excluding DVT)	18,792	22,140	—	—	—	—	18,792	22,140

Adjusted operating income (loss) excluding medical device related adjusted expenses	$81,326	$67,261	$14,403	$18,432	$(13,422)	$(10,785)	$82,307	$74,908

Adjusted operating margin excluding medical device related adjusted expenses	22.0%	18.5%	12.2%	15.0%	N/A	N/A	16.9%	15.4%

GAAP operating income for the third quarter and year-to-date periods of 2013 was $17.0 million and $48.5 million, respectively, compared to $2.1 million and $24.4 million, respectively, for the comparable 2012 periods. Adjusted operating income, which excludes consolidation, optimization and DVT costs, increased 18% and 20% for the third quarter and year-to-date periods of 2013, respectively, to $22.0 million and $63.5 million, respectively. These GAAP and adjusted operating income variances are primarily due to the following:

•	The increase in gross profit for the quarter and year-to-date periods, driven primarily by our higher sales volumes as well as cost savings and production efficiencies, including savings realized from the consolidation of our Swiss orthopaedic facilities and product line rationalizations. This increased operational leverage resulted in a 170 basis point and 240 basis point improvement on our gross margin when comparing the 2013 and 2012 quarter and year-to-date periods, respectively;

•	The increase in selling, general, and administrative (“SG&A”) expenses for the third quarter and year-to-date periods was primarily due to the additional cost from our investment in sales and marketing resources to drive future core business growth, as well as increased performance based compensation. These increases were partially offset by synergies realized from our acquisitions and benefits from the Swiss orthopaedic facility consolidation;

•	The decrease in our net research, development and engineering (“RD&E”) for the year-to-date period is primarily a result of our efforts, beginning in 2012, to focus on medical RD&E investment and discontinue certain non-core RD&E projects as well as increased customer cost reimbursements in the first quarter of 2013; and

•	The increase in GAAP operating income for the quarter and year-to-date periods of 2013 in comparison to 2012 also included lower consolidation and optimization costs due to the timing of when these initiatives were completed.

A reconciliation of GAAP net income and diluted EPS to adjusted amounts is as follows (in thousands, except per share amounts):

	Three Months Ended				Nine Months Ended
	September 27, 2013		September 28, 2012		September 27, 2013		September 28, 2012
	Net Income	Impact Per Diluted Share	Net Income (Loss)	Impact Per Diluted Share	Net Income	Impact Per Diluted Share	Net Income	Impact Per Diluted Share
Net income (loss) as reported	$11,071	$0.44	$(7,561)	$(0.32)	$26,486	$1.06	$757	$0.03
Adjustments:
Inventory step-up amortization (COS)	—	—	—	—	—	—	346	0.01
Medical device DVT expenses (RD&E)	981	0.04	796	0.03	2,911	0.12	2,495	0.10
Consolidation and optimization costs(a)	2,453	0.10	11,119	0.46	7,749	0.31	15,034	0.63
Acquisition and integration expenses (income)(a)	(339)	(0.01)	151	0.01	(221)	(0.01)	837	0.03
Asset dispositions, severance and other(a)	298	0.01	197	0.01	389	0.02	1,230	0.05
Loss (gain) on cost and equity method investments, net(a)(b)	10	—	(228)	(0.01)	408	0.02	(228)	(0.01)
CSN conversion option discount and deferred fee accelerated amortization(a)(c)	101	—	1,498	0.06	3,007	0.12	4,413	0.18
2012 R&D Tax Credit(d)	(100)	—	—	—	(1,600)	(0.06)	—	—
Swiss tax impact	—	—	5,008	0.21	—	—	5,008	0.21

Adjusted net income and diluted EPS(e)	$14,475	$0.57	$10,980	$0.46	$39,129	$1.56	$29,892	$1.25

Adjusted diluted weighted average shares(f)	25,188		24,011		25,017		23,924

(a)	Net of tax amounts computed using a 35% U.S. statutory tax rate for the 2013 and 2012 periods and a 0% and 22.5% Switzerland tax rate for the 2013 and 2012 periods, respectively.
(b)	Pre-tax amounts are $16 thousand and $628 thousand for the 2013 quarter and year-to-date periods, respectively, and $350 thousand for the 2012 quarter and year-to-date periods.
(c)	Pre-tax amounts are $156 thousand and $4.6 million for the 2013 quarter and year-to-date periods and $2.3 million and $6.8 million for the 2012 quarter and year-to-date periods, respectively.
(d)	Relates to the 2012 portion of the R&D tax credit which was reinstated in the first quarter of 2013 retroactive back to the beginning of 2012. As required, the impact of the R&D tax credit relating to 2012 was recognized in 2013.
(e)	The per share data in this table has been rounded to the nearest $0.01 and therefore may not sum to the total.
(f)	Weighted average diluted shares for the third quarter of 2012 includes 365 thousand shares of dilution related to outstanding stock incentive awards that were not dilutive for GAAP EPS purposes.

GAAP and adjusted diluted EPS for the third quarter of 2013 were $0.44 and $0.57, respectively, compared to a loss of $0.32 and income of $0.46, respectively, for the third quarter 2012. For the first nine months of 2013, GAAP and adjusted diluted EPS were $1.06 and $1.56 per share, respectively, compared to $0.03 and $1.25 per share, respectively, for the 2012 periods. These variances were primarily due to the same factors impacting GAAP and adjusted operating income as well as the following:

•	Lower interest expense as a result of lower interest rates paid on our long-term debt due to the repayment of our convertible subordinated debt with availability under our revolving line of credit in 2013;

•	A lower effective tax rate for 2013 in comparison to the 2012 primarily due to a $5.0 million tax charge recorded during the third quarter of 2012 in connection with our Swiss Orthopaedic consolidation. Additionally, the reinstatement of the R&D tax credit in 2013, as well as higher income in lower tax rate jurisdictions contributed to a more favorable tax rate in 2013; and

•	These increases were partially offset by a 5% increase in weighted average diluted shares outstanding for the quarter and year-to-date periods primarily as a result of the increase in our weighted average stock price during those respective periods. This increase impacted the quarter and year-to-date adjusted diluted EPS by approximately $0.03 and $0.08 per share, respectively.

Financial Guidance

Based upon our results for the first three quarters, as well as our expectations for the remainder of the year, we believe that our adjusted diluted EPS for 2013 will be near the middle to high end of our raised guidance range provided last quarter of $2.05 to $2.15. We continue to believe that our revenue for 2013 will be closer to the lower end of our revenue guidance of $660 to $680 million provided at the beginning of the year and we expect operating margin to approximate 13%. Finally, we expect our full year GAAP effective tax rate will be approximately 31% and that diluted shares will be around 25 million as a result of our higher stock price.

Our CEO’s View

We are very pleased with our performance in the third quarter as adjusted diluted EPS increased 24% to $0.57 per share. The key highlights for the quarter are as follows:

•	5% organic constant currency sales growth;

•	Gross margin improved to 33.3%, an increase of 170 basis points and the fourth consecutive quarter our gross margins have improved in comparison to the prior year;

•	Planned investment in sales and marketing were funded by lower medical device spending and reduction in our other operating expense; and

•	Cash flow from operating activities was $24.7 million, up 54% over the prior year.

Our 2013 initiatives are all progressing as planned. Our approach to commercializing Algostim has not changed, and is proceeding as planned with FDA and CE Mark submissions. Our core business is well positioned because our OEM customers leverage our portfolio of intellectual property, and we are building a healthy pipeline of diverse medical technology opportunities. Our new organization structure allows dedicated resources to focus on growth. Combined with stronger discipline to ensure we have adequate returns for all investments, our bottom line performance and our return on invested capital continues to improve. In this new structure we have retained and enhanced the leadership team and the capabilities that have driven our operational excellence. This foundation we stand on when working with our OEM partners will continue to drive our growth strategy. We expect these initiatives to continue to pay dividends for the remainder of 2013 and will position the Company to meet its long-term objective of maintaining at least 5% organic constant currency revenue expansion and at least double that growth rate for adjusted diluted EPS over time.

Product Development

Implantable Medical

Medical Devices – We provide our Implantable Medical customers with complete medical devices. This medical device strategy is being facilitated through the QiG Group and includes strategic equity investments and medical devices developed independently as well as in conjunction with our OEM partners. While we do not intend to discuss each of these projects individually each quarter, we will discuss significant milestones as they occur.

Algostim, our spinal cord stimulator for the treatment of chronic pain in the trunk and limbs, continues to progress on schedule. FDA submission is planned for the fourth quarter 2013 and Europe CE Mark submission is planned for early 2014. Collaboration continues with our investment bankers who are assisting us in identifying commercial partners.

Medical Device Components – Our core business is well positioned because our OEM customers leverage our portfolio of intellectual property, and we are building a healthy pipeline of diverse medical technology opportunities. We continue to deepen our relationships with our OEM customers and continue to see an increased pace of product development opportunities, and in particular, from our cardiac/neuromodulation customers. New cardiac/neuromodulation product introductions are scheduled for the fourth quarter of 2013, which, when combined with our increased sales and marketing resources, we expect will allow us to continue to grow this product line faster than the underlying market.

Electrochem

Our Electrochem product development activities are centered around the portable medical market. Gaining better access to this attractive market is one of our strategic priorities as it provides us with a significant opportunity for growth given its $1 billion market size. Additionally, this market is benefiting from favorable market trends as patient care shifts from clinical settings to the home and as an aging population drives the need for lightweight and portable devices for patients and caregivers. These favorable trends are expected to allow this market to grow faster than our legacy markets over the next several years. Finally, this market is also attractive to us given that it has long product life cycles that should provide stability and diversification to our revenue base.

Cost Savings and Consolidation Efforts

In 2013 and 2012, we recorded charges in Other Operating Expenses, Net related to various cost savings and consolidation initiatives. These initiatives were undertaken to improve our operational efficiencies and profitability. Additional information regarding the timing, cash flow impact and amount of future expenditures is set forth in Note 9 “Other Operating Expenses, Net” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report.

In June 2013, the Company initiated a plan to realign its operating structure in order to optimize its continued focus on profitable growth. As part of this initiative, the sales and marketing and operations groups of our Implantable Medical and Electrochem segments were combined into one sales and marketing and one operations group serving the entire Company. Total restructuring charges expected to be incurred in connection with this realignment is between $6.2 million to $7.0 million, of which $3.1 million has been incurred to date. Expenses related to this initiative will be recorded within the applicable segment and corporate cost centers to which the expenditures relate. When fully implemented, this plan is expected to result in annual savings of approximately $7.0 to $7.7 million.

In addition, in 2010, we initiated a multi-faceted plan to further enhance, optimize and leverage our orthopaedics operations. This plan includes the construction of an orthopaedic manufacturing facility in Fort Wayne, IN, updating our Indianapolis, IN facility to streamline operations, increase capacity, and further expand capabilities, and transferring manufacturing and development operations performed at our facilities in Orvin and Corgemont, Switzerland into our Fort Wayne, IN and Tijuana, Mexico facilities. The total capital investment expected for these initiatives is between $25 million and $30 million, of which $22.0 million has been expended to date. Total expense expected to be incurred for these initiatives is between $40 million and $41 million, of which $39.9 million has been incurred to date.

Near the end of 2011, we initiated plans to optimize and expand our manufacturing infrastructure in order to support our medical device strategy. This included the transfer of certain product lines to lower cost facilities, expansion of two of our existing facilities, as well as the purchase of equipment to create additional capacity for the manufacture of medical devices and to create additional cost savings. Total capital investment under these initiatives is expected to be between $15 million and $20 million, of which approximately $12.4 million has been expended to date. Total expenses expected to be incurred on these projects is between $2.0 million and $3.0 million, of which $1.8 million has been incurred to date.

These orthopaedic and medical device initiatives are nearly complete and were expected to generate approximately $10 million to $15 million of annual cost savings, a significant portion of which are already reflected in our 2013 results. Additionally, these initiatives increased our capacity in order to support anticipated future growth and the manufacturing of complete medical devices.

In 2011, we initiated plans to upgrade our existing global ERP system. This initiative is expected to be completed over the next six months. Total capital investment under this initiative is expected to be approximately $4.5 million to $5 million, of which approximately $4.3 million has been expended to date. Total expenses expected to be incurred on this initiative is between $6 million to $7 million, of which $5.3 million has been incurred to date.

Our Financial Results

We utilize a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31st. For 52-week years, each quarter contains 13 weeks. The third quarter and year-to-date periods of 2013 and 2012 ended on September 27, and September 28, respectively, and each contained 13 weeks and 39 weeks, respectively. The fourth quarter of 2013 will contain 14 weeks compared to the fourth quarter of 2012 which had 13 weeks. The commentary that follows should be read in conjunction with our Condensed Consolidated Financial Statements and related notes and with the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended December 28, 2012. The following table presents certain selected financial information derived from our Condensed Consolidated Financial Statements for the periods presented (dollars in thousands, except per share data):

	Three Months Ended				Nine Months Ended
	Sept. 27,	Sept. 28,	Change		Sept. 27,	Sept. 28,	Change
	2013	2012	$	%	2013	2012	$	%
Sales:
Implantable Medical
CRM/Neuromodulation	$86,980	$80,246	$6,734	8%	$242,161	$235,406	$6,755	3%
Orthopaedic	30,079	27,173	2,906	11%	92,043	91,079	964	1%
Vascular	12,279	13,674	(1,395)	-10%	35,152	37,791	(2,639)	-7%

Total Implantable Medical	129,338	121,093	8,245	7%	369,356	364,276	5,080	1%
Electrochem
Portable Medical	19,320	20,219	(899)	-4%	60,376	59,346	1,030	2%
Energy	13,625	13,054	571	4%	39,025	41,024	(1,999)	-5%
Other	5,447	6,974	(1,527)	-22%	18,569	22,345	(3,776)	-17%

Total Electrochem	38,392	40,247	(1,855)	-5%	117,970	122,715	(4,745)	-4%

Total sales	167,730	161,340	6,390	4%	487,326	486,991	335	0%
Cost of sales	111,853	110,386	1,467	1%	325,398	337,216	(11,818)	-4%

Gross profit	55,877	50,954	4,923	10%	161,928	149,775	12,153	8%
Gross profit as a % of sales	33.3%	31.6%			33.2%	30.8%
Selling, general and administrative expenses (SG&A)	21,569	20,274	1,295	6%	63,909	60,053	3,856	6%
SG&A as a % of sales	12.9%	12.6%			13.1%	12.3%
Research, development and engineering costs, net (RD&E)	13,806	13,240	566	4%	38,983	41,325	(2,342)	-6%
RD&E as a % of sales	8.2%	8.2%			8.0%	8.5%
Other operating expenses, net	3,500	15,313	(11,813)	-77%	10,560	23,981	(13,421)	-56%

Operating income	17,002	2,127	14,875	NA	48,476	24,416	24,060	99%
Operating margin	10.1%	1.3%			9.9%	5.0%
Interest expense	1,515	4,401	(2,886)	-66%	9,948	13,175	(3,227)	-24%
Other (income) expense, net	(57)	(102)	45	-44%	907	424	483	114%
Provision for income taxes	4,473	5,389	(916)	-17%	11,135	10,060	1,075	11%
Effective tax rate	28.8%	NA			29.6%	93.0%

Net income (loss)	$11,071	$(7,561)	$18,632	NA	$26,486	$757	$25,729	NA

Net margin	6.6%	-4.7%			5.4%	0.2%
Diluted earnings (loss) per share	$0.44	$(0.32)	$0.76	NA	$1.06	$0.03	$1.03	NA

Sales

Implantable Medical – Cardiac/neuromodulation sales for the third quarter of 2013 increased 8% compared to the prior year to $87.0 million. This increase was driven by stronger market performance and continued deepening relations with OEM partners as a result of a better managed and an expanded sales force, our manufacturing excellence, and our strong intellectual property portfolio. More specifically, during the quarter we experienced double digit growth in medical batteries, capacitors, leads and feedthroughs. Cardiac/neuromodulation revenues for the first nine months of 2013 were 3% above the comparable 2012 period. We continue to see an increased pace of product development opportunities from our cardiac customers. We believe that these opportunities, combined with our increased sales and marketing resources, will allow the Company to continue to grow this product line faster than the underlying market.

Orthopaedic sales of $30.1 million and $92.0 million for the third quarter and year-to-date periods of 2013 increased 11% and 1%, respectively, versus the comparable 2012 periods. During the first quarter of 2013, the Company divested certain non-core orthopaedic product lines which reduced quarter and year-to-date 2013 orthopaedic revenue by approximately $3.2 million and $11.9 million, respectively, in comparison to the prior year periods. Foreign currency exchange rate fluctuations did not have a material impact on the first two quarters of 2013 results but benefited third quarter 2013 sales by approximately $1 million. On a constant currency organic basis, orthopaedic product line sales increased 22% and 15% in comparison to the prior year periods, respectively, which was primarily due to implant, and cases and tray market share gains, which benefitted from our increased sales and marketing efforts. Backlog, which resulted from our consolidation activities, began to be relieved in the third quarter and is expected to benefit the fourth quarter of 2013.

Vascular sales decreased 10% and 7%, respectively, to $12.3 million and $35.2 million, respectively, for the third quarter and year-to-date periods of 2013. These decreases were primarily due to the previously communicated voluntary recall of two vascular medical devices near the end of 2012. Our Vascular sales force, in targeting underpenetrated markets, has seen success with existing products. We expect to re-introduce one of our voluntarily recalled products in the fourth quarter although this re-launch will not materially impact 2013 revenue.

Electrochem – Third quarter and year-to-date 2013 Electrochem sales decreased 5% and 4%, respectively, in comparison to the 2012 periods. We are experiencing lower revenue from our portable medical, environmental and military customers as a result of our increased pricing discipline, as well as reduced government funding on certain military and environmental projects. Our increased pricing discipline resulted in the rationalization of two lower margin portable medical programs, which totaled approximately $9 million of annualized revenues in 2013. We expect these factors to continue to impact our business for the foreseeable future.

During the third quarter of 2013, we saw a rebound in our energy product line, with sales growing 4% in comparison to the prior year as customer ordering patterns normalized. We expect nominal growth in the fourth quarter of 2013 from this product line. We expect that this growth, combined with the slow start in the first half of the year will cause this product line to be flat to slightly positive versus 2012.

We are not satisfied with our Electrochem revenue growth performance and have re-focused resources to drive improvements.

Gross Profit

Changes to gross profit as a percentage of sales from the prior year were due to the following:

	Change From Prior Year
	Three Months	Nine Months
Impact of Swiss consolidation(a)	0.0%	0.6%
Performance-based compensation(b)	-0.7%	-0.6%
Cost savings and production efficiencies(c)	2.7%	2.2%
Other	-0.3%	0.2%

Total percentage point change to gross profit as a percentage of sales	1.7%	2.4%

(a)	Our third quarter and year-to-date gross profit percentage benefitted approximately $0.2 million and $2.7 million, respectively, from the consolidation of our Swiss orthopaedic facilities into other existing Greatbatch facilities in the first quarter of 2013. The 2012 gross profit percentage includes the negative impact of production inefficiencies at those facilities.
(b)	Amounts represent the change in performance-based compensation versus the prior year period and is recorded based upon the results achieved.
(c)	Our gross profit percentage benefitted from production efficiencies gained at our manufacturing facilities as a result of our various lean and supply chain initiatives as well as higher production volumes due to increased sales and inventory levels.

Over the short-term, we expect our gross margin to remain strong as a result of the various productivity improvement initiatives that were implemented (See Cost Savings and Consolidation Efforts section of this Item).

SG&A Expenses

Changes to SG&A expenses from the prior year were due to the following (in thousands):

	Change From Prior Year
	Three Months	Nine Months
Selling and marketing(a)	$772	$2,193
Performance-based compensation(b)	1,202	3,402
Swiss consolidation(c)	(359)	(1,314)
Other	(320)	(425)

Net increase in SG&A	$1,295	$3,856

(a)	Amounts represent the incremental SG&A expenses related to our decision in 2012 to increase selling and marketing resources to drive core business growth and sustain a pipeline in order to achieve our 5% or better organic revenue growth performance goal.
(b)	Amounts represent the change in performance-based compensation versus the prior year period and is recorded based upon the results achieved.
(c)	Amounts represent the estimated impact to SG&A costs as a result of the consolidation of our Swiss orthopaedic facilities into other existing Greatbatch facilities in the first quarter of 2013.

RD&E Expenses, Net

Net RD&E costs are comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2013	2012	2013	2012
Research and development costs	$5,046	$6,324	$13,409	$18,864

Engineering costs	10,771	9,787	32,754	28,956
Less cost reimbursements	(2,011)	(2,871)	(7,180)	(6,495)

Engineering costs, net	8,760	6,916	25,574	22,461

Total RD&E, net	$13,806	$13,240	$38,983	$41,325

Net RD&E for the 2013 third quarter increased $0.6 million and for the year-to-date period decreased $2.3 million, versus the comparable 2012 periods. The increase for the third quarter was primarily attributable to a decrease in customer cost reimbursements compared to the prior year of $0.9 million, due to the timing of achievement of milestones on various projects. The year-to-date decrease compared to the prior year is a result of the Company’s efforts, beginning in 2012, to refocus medical device RD&E investment and discontinue certain non-core RD&E projects, as well as higher customer cost reimbursements in the first quarter of 2013. DVT expenses totaled $1.5 million ($4.5 million year-to-date) for the third quarter of 2013 compared to $1.2 million ($3.8 million year-to-date) for the comparable 2012 period. In total, medical device related expenses declined $0.9 million ($2.7 million year-to-date) from the third quarter of 2012 to the third quarter of 2013. The Company’s medical device technology investment is focused on successfully commercializing Algostim and being selective in opportunities that leverage our strengths in the core business units and drive exceptional and sustainable growth.

Other Operating Expenses, Net

Other operating expenses, net is comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2013	2012	2013	2012
2013 operating unit realignment(a)	$2,214	$—	$3,066	$—
Orthopaedic facility optimization(a)	1,420	12,452	6,723	14,774
Medical device facility optimization(a)	52	388	282	1,282
ERP system upgrade(a)	(121)	1,938	264	4,745
Acquisition and integration (income) costs(b)	(522)	232	(340)	1,287
Asset dispositions, severance and other(c)	457	303	565	1,893

Total other operating expenses, net	$3,500	$15,313	$10,560	$23,981

(a)	Refer to “Cost Savings and Consolidation Efforts” section of this Item and Note 9 “Other Operating Expenses, Net” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for disclosures related to the timing and level of remaining expenditures for these initiatives.
(b)	During 2013 and 2012, we incurred costs (income) related to the integration of Micro Power Electronics, Inc. and NeuroNexus. These expenses were primarily for retention bonuses, travel costs in connection with integration efforts, training, severance, and the change in fair value of the contingent consideration recorded in connection with these acquisitions.
(c)	During 2013 and 2012, we recorded (gains) losses in connection with various asset disposals and/or write-downs. Additionally, during the second quarter of 2012, the Company incurred $1.2 million of costs related to the relocation of its global headquarters to Frisco, Texas.

Interest Expense

Interest expense for the third quarter and year to date periods of 2013 decreased $2.9 million and $3.2 million, respectively, in comparison to the prior year periods. These decreases were primarily due to lower discount amortization as a result of the repayment of our convertible subordinated notes during the first quarter of 2013. Additionally, interest expense was lower for the third quarter and year-to-date periods due to lower outstanding debt balances, and lower interest rates paid on outstanding debt. During the third quarter and for the first nine months of 2013 we made net repayments of $27 million and $21 million on long-term debt, respectively. For the fourth quarter of 2013, interest expense is expected to decline in comparison to 2012, due to lower discount amortization expense and as excess cash flow from operations is used to pay down outstanding debt.

Other (Income) Expense, Net

Other (income) expense, net increased $0.05 million and $0.5 million, respectively, for the 2013 third quarter and year-to-date periods in comparison to 2012. The increase in expense for the year-to-date period is primarily due to $0.6 million of losses incurred on our cost and equity method investments during the second quarter of 2013. Other (income) expense, net also includes the impact of foreign currency exchange rate fluctuations on transactions denominated in foreign currencies. We generally do not expect foreign currency exchange rate fluctuations to have a material impact on our financial results.

Provision for Income Taxes

The effective tax rate (including discrete items) for the first nine months of 2013 was 29.6% compared to 93.0% for 2012. This decrease was primarily attributable to the reinstatement of the research and development tax credit in the first quarter of 2013 and higher income in lower tax rate jurisdictions. Additionally, the 2012 effective tax rate was impacted by tax charges recorded in connection with the Company’s Swiss orthopaedic consolidation of $5.0 million. During 2013, the Company recognized a $1.6 million discrete tax benefit related to the 2012 portion of the research and development tax credit. The benefit of the 2013 portion of the research and development tax credit is being recognized through the 2013 effective tax rate.

On September 13, 2013, the IRS and U.S. Treasury Department released final regulations on the deduction and capitalization of expenditures related to tangible property (the “Repair Regulations”). The final Repair Regulations apply to tax years beginning on or after January 1, 2014. The Company is planning to adopt the regulations in a timely manner, and is in the process of assessing the impact, if any, to the consolidated financial statements.

We currently expect our 2013 annual GAAP effective tax rate to be approximately 31%. We expect continued volatility of this effective tax rate due to several factors, including changes in the mix of pre-tax income and the jurisdictions to which it relates, changes in tax laws and foreign tax holidays, business reorganizations, settlements with taxing authorities and foreign currency fluctuations.

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

Liquidity and Capital Resources

	As of
	September 27,	December 28,
(Dollars in thousands)	2013	2012
Cash and cash equivalents	$4,973	$20,284
Working capital	$183,690	$176,376
Current ratio	3.00	2.92

The decrease in cash and cash equivalents from the end of 2012 was primarily due to an increase in working capital levels in anticipation of our higher sales, maintenance level property plant and equipment purchases, as well as repayments made on our long-term debt. Our current ratio for the first nine months of 2013 remained consistent with the prior year. Of the $5.0 million of cash on hand as of September 27, 2013, $2.2 million is being held at our foreign subsidiaries.

Credit Facility – We have a secured credit facility (the “Credit Facility”), which provides a $300 million revolving credit facility (the “Revolving Credit Facility”), a $200 million term loan (the “Term Loan”), a $15 million letter of credit subfacility, and a $15 million swingline subfacility. The Credit Facility can be increased by $200 million upon our request and approval by the lenders. The Revolving Credit Facility has a maturity date of September 20, 2018, which may be extended to September 20, 2019 upon notice by us and subject to certain conditions. The principal of the Term Loan is payable in quarterly installments as specified in the Credit Facility until its maturity date of September 20, 2019 when the unpaid balance is due in full.

The Credit Facility is supported by a consortium of fifteen banks with no bank controlling more than 18% of the facility. As of September 27, 2013, 98% of the Credit Facility is supported by banks that have an S&P credit rating of at least BBB+ or better, which is considered investment grade.

The Credit Facility requires us to maintain a rolling four quarter ratio of adjusted EBITDA to interest expense of at least 3.0 to 1.0. For the twelve month period ended September 27, 2013, our ratio of adjusted EBITDA to interest expense, calculated in accordance with our credit agreement, was 21.6 to 1.0, well above the required limit. The Credit Facility also requires us to maintain a total leverage ratio of not greater than 4.5 to 1.0 and not greater than 4.25 to 1.00 after January 2, 2016. As of September 27, 2013, our total leverage ratio, calculated in accordance with our credit agreement, was 1.9 to 1.0, well below the required limit.

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

As of September 27, 2013, we had $290 million of borrowing capacity available under the Credit Facility. This amount may vary from period to period based upon our debt and EBITDA levels, which impacts the covenant calculations discussed above. We believe that our cash flow from operations and the Credit Facility provide adequate liquidity to meet our short- and long- term funding needs.

Operating activities – Cash provided by operations for the first nine months of 2013 was $16.1 million versus $39.5 million for the comparable 2012 period. This decrease was primarily due to an increase in accounts receivable and inventory balances during the period, due to higher actual and expected sales levels, as well as $19.6 million of estimated tax payments made in connection with the retirement of our convertible subordinated notes during the first nine months of 2013. Excluding these estimated tax payments, cash flow from operations was $35.7 million for the first nine months of 2013, which is consistent with the prior year. We are not seeing any issues with the collectability of our receivables and are taking measures to reduce our receivable and inventory balances in the near term in order to improve our cash flows from operations. During the third quarter of 2013, we reduced our receivable balances by $7.6 million and continue to remain highly focused on cash flow generation. As of September 27, 2013 we had $3.9 million accrued for product warranties. Approximately $2 million of this amount is expected to be paid in the fourth quarter of 2013.

Investing activities – Net cash used in investing activities for the first nine months of 2013 was $13.8 million. This included $3.2 million of proceeds received from the sale of our Swiss orthopaedic product lines which closed during the first quarter of 2013. The proceeds received were offset by $15.0 million used for the purchase of property, plant and equipment to support normal operations as well as our cost savings and consolidation initiatives, and purchases of equity method investment of $1.9 million during the period. Our current expectation is that capital spending for the full year of 2013 will be in the range of $20 million to $25 million, of which approximately half is discretionary in nature. We anticipate that cash on hand, cash flow from operations and availability under our Credit Facility will be sufficient to fund these capital expenditures. As part of our growth strategy, we have and will continue to consider targeted and opportunistic acquisitions.

Financing activities – Net cash used in financing activities for the first nine months of 2013 was $17.6 million compared to cash used of $13.0 million in the comparable 2012 period. This cash outflow was primarily the result of net repayments on our long-term debt of $20.8 million. Going forward, we expect excess cash flow from operations to be used to fund our remaining consolidation initiatives and to pay down outstanding debt.

Capital Structure – As of September 27, 2013, our capital structure consisted of $210 million of debt under our Credit Facility and 24.1 million shares of common stock outstanding. Additionally, we had $5.0 million in cash and cash equivalents. If necessary, we currently have access to $290 million under our Credit Facility and are authorized to issue 100 million shares of common stock and 100 million shares of preferred stock. We believe that if needed we can access public markets to raise additional capital. We believe that our capital structure provides adequate funding to meet our growth objectives. We continuously evaluate our capital structure, including our Credit Facility, as it relates to our anticipated long-term funding needs. Changes to our capital structure may occur as a result of this analysis, or changes in market conditions.

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

Contractual Obligations

The following table summarizes our significant contractual obligations at September 27, 2013 (in thousands):

	Payments due by period
CONTRACTUAL OBLIGATIONS	Total	Remainder of 2013	2014 - 2015	2016 - 2017	After 2017
Debt obligations(a)	$247,673	$13,206	$32,152	$46,133	$156,182
Operating lease obligations(b)	18,228	1,400	9,645	5,250	1,933
Purchase obligations(b)	24,093	8,075	12,718	3,180	120
Foreign currency contracts(b)	10,700	3,000	7,700	—	—
Pension obligations(c)	4,271	105	822	928	2,416

Total contractual obligations	$304,965	$25,786	$63,037	$55,491	$160,651

(a)	Includes expected interest expense on the $210 million outstanding on our Credit Facility based upon the period end weighted average interest rate of 2.09%, which includes the impact of our interest rate swap agreement. Also includes $15.7 million of current and deferred federal and state taxes payable on the Company’s convertible subordinated notes. See Note 6 “Debt” of the Notes to Condensed Consolidated Financial Statements in Item 1 of this report for additional information.
(b)	See Note 11 “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements in Item 1 of this report for additional information about our operating leases, purchase obligations and foreign currency contracts.
(c)	See Note 7 “Defined Benefit Plans” of the Notes to Condensed Consolidated Financial Statements in Item 1 of this report for additional information about our defined benefit plan obligations. During 2012, we transferred most major functions performed at our facilities in Switzerland into other existing facilities. As a result of this decision, we curtailed our defined benefit plan provided to employees at those facilities in the third quarter of 2012. As nearly all of the Swiss pension liability is expected to be paid off in 2013, the Company moved all Swiss pension plan assets into cash accounts during 2012. Swiss plan assets are expected to be sufficient to cover plan liabilities.

This table does not reflect $1.4 million of unrecognized tax benefits as we are uncertain as to if or when such amounts may be settled. Refer to Note 10 “Income Taxes” of the Notes to Condensed Consolidated Financial Statements in Item 1 of this report for additional information about these unrecognized tax benefits.

We self-fund the medical insurance coverage provided to our U.S. based employees. The Company’s risk is being limited through the use of stop loss insurance, which has specific stop loss coverage per associate for claims in the year exceeding $225 thousand per associate with no annual maximum aggregate stop loss coverage. As of September 27, 2013, we have $1.9 million accrued related to our self-insured medical plan, which is recorded in Accrued Expenses in the Condensed Consolidated Balance Sheet, and is primarily based upon claim history. This table does not reflect any potential future payments for self-insured medical claims.

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

Foreign Currency – We have foreign operations in France, Mexico and Switzerland, which expose the Company to foreign currency exchange rate fluctuations due to transactions denominated in Euros, Mexican pesos and Swiss francs, respectively. We continuously evaluate our foreign currency risk and will take action from time to time in order to best mitigate these risks, which includes the use of various derivative instruments such as forward currency exchange rate contracts. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency exposures would have had an impact of approximately $8 million on our annual sales. This amount is not indicative of the hypothetical net earnings impact due to partially offsetting impacts on cost of sales and operating expenses in those currencies. We estimate that foreign currency exchange rate fluctuations during the nine months ended September 27, 2013 increased sales in comparison to the 2012 period by approximately $1 million.

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

In September 2013, we entered into a forward contract to purchase 8.4 million Mexican pesos per month beginning in January 2014 through December 2014 at an exchange rate of $0.0767 per peso, respectively. These contracts were entered into in order to hedge the risk of peso-denominated payments associated with a portion of the operations at our Tijuana, Mexico facility for 2014 and are being accounted for as cash flow hedges.

As of September 27, 2013, these contracts had a negative fair value of $0.04 million. The amount recorded as a reduction of Cost of Sales during the nine months ended September 27, 2013 and nine months ended September 28, 2012 related to our forward contracts was $0.9 million and $0.008 million, respectively. No portion of the change in fair value of our foreign currency exchange rate contracts during the nine months ended September 27, 2013 or September 28, 2012 was considered ineffective.

We translate all assets and liabilities of our foreign operations, where the U.S. dollar is not the functional currency, at the period-end exchange rate and translate sales and expenses at the average exchange rates in effect during the period. The net effect of these translation adjustments is recorded in the Condensed Consolidated Financial Statements as Comprehensive Income. The translation adjustment for the first nine months of 2013 was a gain of $1.1 million and for the first nine months of 2012 a loss of $0.5 million. Translation adjustments are not adjusted for income taxes as they relate to permanent investments in our foreign subsidiaries. Net foreign currency transaction gains and losses included in Other (Income) Expense, Net amounted to a gain of $0.02 million and a loss of $0.2 million for the first nine months of 2013 and 2012, respectively. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency net assets would have had an impact of approximately $8 million on our foreign net assets as of September 27, 2013.

Interest Rates – Interest rates on our Credit Facility reset, at our option, based upon the prime rate or LIBOR rate, thus subjecting us to interest rate risk. To help offset this risk, from time to time, we enter into receive floating-pay fixed interest rate swaps indexed to the same applicable index rate as the debt it is hedging. In October 2012 we entered into a three-year $150 million interest rate swap, which amortizes $50 million per year, which became effective during the first quarter of 2013. Under terms of the contract, we receive a floating interest rate indexed to the one-month LIBOR rate and pay a fixed interest rate of 0.573%. This swap was entered into in order to hedge against potential changes in cash flows on the outstanding debt on the Credit Facility, which is also indexed to the one-month LIBOR rate. The receive variable leg of the interest rate swap and the variable rate paid on the debt is expected to have the same rate of interest, excluding the credit spread, and reset and pay interest on the same dates. This swap is accounted for as a cash flow hedge.

As of September 27, 2013, we had $210 million outstanding on our Credit Facility, of which $150 million is currently being hedged. See Note 6 “Debt” of the Notes to Condensed Consolidated Financial Statements in Item 1 of this report for additional information about our outstanding debt. A hypothetical one percentage point (100 basis points) change in the prime rate on the $60 million of unhedged floating rate debt outstanding at September 27, 2013 would have an impact of approximately $0.6 million on our interest expense.

ITEM 4.	CONTROLS AND PROCEDURES

a. Evaluation of Disclosure Controls and Procedures.

Our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the SEC as of September 27, 2013. These disclosure controls and procedures have been designed to provide reasonable assurance that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Based on their evaluation, as of September 27, 2013, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.

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

Dated: November 5, 2013	GREATBATCH, INC.

	By	/s/ Thomas J. Hook
Thomas J. Hook
President and Chief Executive Officer (Principal Executive Officer)

	By	/s/ Michael Dinkins
Michael Dinkins
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

	By	/s/ Thomas J. Mazza
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