Form 10-K
period 2014-01-03
GREATBATCH, INC.
filed 2014-03-04
CIK 1114483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________________________________
FORM 10-K

_____________________________________
ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended January 3, 2014
Commission File Number 1-16137
 _____________________________________
GREATBATCH, INC.
(Exact name of Registrant as specified in its charter)

 _____________________________________

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates as of June 28, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter), based on the last sale price of $32.79, as reported on the New York Stock Exchange: $771.2 million. Solely for the purpose of this calculation, shares held by directors and officers and 10 percent shareholders of the registrant have been excluded. Such exclusion should not be deemed a determination by or an admission by the registrant that these individuals are, in fact, affiliates of the registrant.
Shares of common stock outstanding as of March 4, 2014: 24,649,884
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following document are specifically incorporated by reference into the indicated parts of this report:

Document	Part
Proxy Statement for the 2014 Annual Meeting of Stockholders	Part III, Item 10 “Directors, Executive Officers and Corporate Governance”

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
In connection with the realignment of our operating structure in 2013 to optimize profitable growth, which included changing our management and reporting structure, we reevaluated our operating and reporting segments. Beginning in the fourth quarter of 2013, we have two reportable segments: Greatbatch Medical and QiG Group (“QiG”). As required, prior year amounts have been reclassified in order to conform them to the current year presentation. Greatbatch Medical designs and manufactures products where Greatbatch either owns the intellectual property or has unique manufacturing and assembly expertise. The financial results of Greatbatch Medical include the former Implantable Medical and Electrochem Solutions (“Electrochem”) segments, excluding QiG. These products include medical devices and components for the cardiac, neuromodulation, orthopaedics, portable medical, vascular and energy markets among others. The Greatbatch Medical segment also offers value-added assembly and design engineering services for medical devices that utilize its component products.
QiG focuses on developing medical device systems for some of healthcare’s most pressing challenges and reflects Greatbatch’s strategic evolution of its product offerings in order to raise the growth and profitability profile of the Company. Through the research and development professionals in QiG, the Company is now investing in three areas - new medical device systems commercialization, collaborative programs with OEM customers, and strategic equity positions in start-up companies - to grow a diversified and distinctive portfolio. The medical device systems developed by QiG are manufactured by Greatbatch Medical.
The Company's customers include large multi-national original equipment manufacturers (“OEMs”).
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

July 2002	Globe Tool and Manufacturing Company, Inc.	Founded in 1954, designed and manufactured precision enclosures used in IMDs and commercial products used in the aerospace, electronics and automotive sectors.

March 2004	NanoGram Devices Corporation	Founded in 1996, developed nanoscale materials for battery and medical device applications.

April 2007	BIOMEC, Inc.	Established in 1998, provided medical device design and component integration to early-stage and established customers.

Acquisition Date	Acquired Company	Business at Time of Acquisition

June 2007	Enpath Medical, Inc.	Founded in 1981, designed, developed, and manufactured venous introducers and dilators, implantable leadwires, steerable sheaths and steerable catheters.

October 2007	IntelliSensing LLC	Founded in 2005, designed and manufactured battery-powered wireless sensing solutions for commercial applications.

November 2007	Quan Emerteq LLC	Founded in 1998, designed, developed, and manufactured catheters, stimulation leadwires, microcomponents and assemblies.

November 2007	Engineered Assemblies Corporation	Founded in 1984, designed and integrated custom battery solutions and electronics focused on rechargeable systems for industrial, commercial, military and portable medical applications.

January 2008	P Medical Holding SA	Founded in 1994, designed, manufactured and supplied delivery systems, instruments and implants for the orthopaedics industry.

February 2008	DePuy Orthopaedics’ Chaumont, France manufacturing facility	Manufactured hip and shoulder implants for DePuy Orthopaedics.

December 2011	Micro Power Electronics, Inc. (“Micro Power”)	Founded in 1990, designed custom battery packs, smart chargers and power supplies for industrial, military and portable medical applications.

February 2012	NeuroNexus Technologies, Inc. (“NeuroNexus”)	Founded in 2004, medical device design firm specializing in developing neural interface technology, components and systems.
FINANCIAL STATEMENT YEAR END
We utilize a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31st. Fiscal years 2013, 2012 and 2011 ended on January 3, 2014, December 28, 2012 and December 30, 2011, respectively. Fiscal year 2013 contained fifty-three weeks and fiscal years 2012 and 2011 contained fifty-two weeks.
SEGMENT INFORMATION
In connection with the realignment of our operating structure in 2013, which included changing our management and reporting structure, we reevaluated our operating and reporting segments. Beginning in the fourth quarter of 2013, we have two reportable segments: Greatbatch Medical and QiG. Segment information including sales from external customers, profit or loss, and assets by segment as well as sales from external customers and long-lived assets by geographic area are set forth at Note 19 “Business Segment, Geographic and Concentration Risk Information” of the Notes to Consolidated Financial Statements contained in Item 8 of this report.
Greatbatch Medical
Greatbatch Medical's products include medical devices and components for the cardiac, neuromodulation, orthopaedics, portable medical, vascular and energy markets among others. A brief description of these products and markets follows:
Cardiac and neuromodulation – Products include batteries, capacitors, filtered and unfiltered feedthroughs, engineered components, implantable stimulation leads and enclosures used in IMDs. Additionally, we offer value-added assembly for these IMDs. An IMD is an instrument that is surgically inserted into the body to provide diagnosis and/or therapy. One sector of the IMD market is cardiac, which is comprised of devices such as implantable pacemakers, implantable cardioverter defibrillators (“ICD”), cardiac resynchronization therapy (“CRT”) devices, and cardiac resynchronization therapy with backup defibrillation devices (“CRT-D”). Another sector of the IMD market is neuromodulation, which is comprised of pacemaker-type devices that stimulate nerves for the treatment of various conditions. Beyond established therapies of pain control, incontinence and movement disorders (Parkinson’s disease and epilepsy), nerve stimulation for the treatment of other disabilities such as migraines, obesity and depression has shown promising results.

The following table sets forth the main categories of battery-powered IMDs and the principal illness or symptoms treated by each device:

Device	Market Size (in billions)	Principal Illness or Symptom
Pacemakers	$4.0	Abnormally slow heartbeat (Bradycardia)
ICDs	$3.7	Rapid and irregular heartbeat (Tachycardia)
CRT/CRT-Ds	$3.0	Congestive heart failure
Neurostimulators	$2.6	Chronic pain, movement disorders, epilepsy, obesity or depression
Cochlear hearing devices	$0.8	Hearing loss
IMD systems generally include an implantable pulse generator (“IPG”) and one or more stimulation leads. An IPG is a battery powered device that produces electrical pulses. The lead then carries this electrical pulse from the IPG to the heart, spinal cord or other location in the body. Our portfolio of proprietary technologies, products and capabilities has been built to provide our cardiac and neuromodulation customers with a single source for the vast majority of the components and subassemblies required to manufacture an IPG or lead, to include complete lead systems. Our investments in research and development has generated proprietary products such as the QHR®, QMR® and QCapacitor® primary battery and capacitor lines, which have enabled our OEM partners to make improvements in their system offerings in terms of device reliability, size, longevity and power. Our XcellionTM line of Lithium-Ion rechargeable batteries leverages decades of implantable battery research, development and manufacturing expertise. This line of cells now includes the optional CoreGuardTM feature, which enables batteries to discharge to zero volts without performance degradation.
We believe that the cardiac and neuromodulation markets continue to exhibit fundamentals that position this product line for growth. Factors that are impacting these markets are as follows:

•
Growing patient population – Implantable pacemakers and ICDs remain primary therapies for a number of critical clinical conditions, most of which are non-elective in nature. As the prevalence of many of these clinical conditions increase with age, underlying population demographics in developed countries will provide an engine for procedure growth.

•
Focus on emerging markets – OEM’s have increased their focus and investment to expand physicians' awareness of these life changing therapies, which we believe will result in increased utilization to improve quality of life for more patients globally. These growth initiatives will drive increased utilization of existing cardiac technologies and provide an avenue for new device and technology development as device manufacturers look to develop unique products for these markets.

•
Trends in device features – IMD evolution continues to favor the development of smaller, longer lasting devices with increased functionality and more physiologic shapes. Innovative battery, capacitor, enclosure, and filtering solutions such as those provided by Greatbatch Medical are critical to the realization of these market needs.

•
Growth within neuromodulation – Neuromodulation applications continue to grow at a faster pace than traditional markets, and are expected to continue to expand as new therapeutic applications are identified. There continues to be growth in clinical data supporting new applications and a growing focus and excitement from clinicians looking for treatment alternatives for challenging patient conditions. Additionally, core neuromodulation markets—like spinal cord stimulation—that rely significantly on patients for co-pays, are positioned to see stronger growth as global economic markets strengthen. Many cardiac OEM companies are also OEMs in the neuromodulation market, which positions us to capitalize on both drivers of market growth.

•
Disruptive Technologies - Two disruptive device technologies, sub-cutaneous ICDs and leadless pacemakers, gained significant visibility in 2013. Our portfolio of technologies and next generation development efforts are vital to the advancement of these new therapy platforms.

Orthopaedics – Products include hip and shoulder joint reconstruction implants, bone plates and spinal devices, and instruments and delivery systems used in hip and knee replacement, trauma fixation, extremity and spine surgeries. Orthopaedic implants are used in reconstructive surgeries to replace or repair hips, knees and other joints, such as shoulders, ankles and elbows that have deteriorated as a result of disease or injury. Trauma implant systems are used primarily to reattach or stabilize damaged bone or tissue while the body heals. Spinal implant systems are used by orthopaedic surgeons and neurosurgeons in the treatment of degenerative diseases, deformities and injuries in various regions of the spine.
Each implant system typically has an associated instrument set that is used in the surgical procedure to insert that specific implant system. Instruments included in a set vary by implant system. Usually, instrument sets are sterilized after each use and then reused, however, recent trends are moving towards single use instrumentation. Cases are used to store, transport and arrange implant systems and other medical devices and related surgical instruments. Orthopaedic trays are generally designed to allow for sterilization and re-use after an implant or other surgical procedure is performed. The majority of cases are tailored for specific implant procedures so that the instruments, implants and other devices are arranged to match the order of use in the procedure and are securely held in clearly labeled, custom-formed pockets or brackets.
Many of the factors affecting the orthopaedics market segment are similar to the cardiac and neuromodulation markets and include:

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

We estimate that the orthopaedics market represents a $3 billion market opportunity for Greatbatch Medical.
Vascular – Products include introducers, steerable sheaths and catheters that deliver minimally invasive therapies for many end-user markets including coronary and neurovascular disease, peripheral vascular disease, interventional radiology, vascular access, atrial fibrillation, and interventional cardiology, as well as products for medical imaging and drug and pharmaceutical delivery. Most of these markets are expected to experience significant global procedural growth over the next few years. Introducers enable physicians to create a conduit through which they can insert infusion catheters, implantable ports, pacemaker leads and other therapeutic devices into a blood vessel. A catheter is a tube that can be inserted into a blood vessel to deliver a therapeutic device or allow drainage, injection of fluids, or access by surgical instruments.
Our products seek to capitalize on the growth in the cardiac and vascular markets, especially since many of the large cardiac OEMs are also in the vascular markets. This gives us an opportunity to develop close strategic partnerships that can be leveraged across markets, an opportunity that will grow in significance as OEMs continue to consolidate their operating divisions. In addition to those factors that are driving the cardiac and neuromodulation markets, increased demand is also being driven by continued focus on minimally invasive procedures. Patients, healthcare providers, and payors are looking for minimally invasive technologies to treat disease, expanding the use of catheter based procedures and associated vascular therapies. We also continue to see strong growth in the vascular markets because of the increased prevalence and treatment of peripheral artery disease as well as new indications for tissue extraction or ablation.
We believe that the vascular market represents a $1.3 billion market opportunity for Greatbatch Medical.
Portable Medical, Energy, Military and Environmental - Greatbatch Medical also provides customized battery power and management systems, charging and docking stations, and power supplies. We design customized primary (non-rechargeable) and secondary (rechargeable) battery solutions which are used in the portable medical, energy, military and environmental markets. Our primary and secondary power solutions are used where failure is not an option.
Greatbatch Medical's primary lithium power solutions, which include high, moderate and low rate non-rechargeable cell solutions, are utilized in extreme conditions and can withstand exceptionally high and low temperatures, sterilization, and high shock and vibration. Our product designs incorporate protective circuitry, glass-to-metal hermetic seals, fuses and diodes to help ensure safe, durable and reliable power as devices are subjected to these harsh conditions. Our primary batteries are often used in remote and demanding environments, including down hole drilling tools, military communication devices, oceanographic buoys and more.
In addition to primary power solutions, Greatbatch Medical offers customized secondary or rechargeable battery packs, in a diverse range of chemistries for critical applications requiring rechargeable solutions. Rechargeable chemistries include lithium ion, lithium ion polymer, nickel metal hydride, nickel cadmium, lithium iron phosphate and sealed lead acid. Greatbatch Medical’s rechargeable battery packs include advanced electronics, smart charging and battery management systems and are used in critical and life-saving applications, including automated external defibrillators, ventilators, powered surgical instruments and portable oxygen concentrators, among others.
The portable medical market trends continue to be favorable with an aging population and the shift from clinical to home settings for portable equipment to monitor and provide therapy. This market represents a strong opportunity despite cost pressure from healthcare reform. New product development in this market is vibrant as our customers continue to invest in the future to position for growth. We estimate that the portable medical market represents a $1.0 billion market opportunity for Greatbatch Medical.
The following table summarizes information about our Greatbatch Medical products:

Product	Description	Principal Product Attributes
Batteries	Lithium iodine (“Li Iodine”) Lithium silver vanadium oxide (“Li SVO”) Lithium carbon monoflouride (“Li CFx”) Lithium ion rechargeable (“Li Ion”) Lithium SVO/CFx (“QHR” & “QMR”)	High reliability and predictability; Long service life; Customized configuration; Light weight; High energy density, small size

Capacitors	Storage for energy generated by a battery before delivery to the heart. Used in ICDs and CRT-Ds.	Stores more energy per unit volume (energy density) than other existing technologies; Customized configuration

EMI filters	Filters electromagnetic interference to limit undesirable response, malfunctioning or degradation in the performance of electronic equipment	High reliability attenuation of EMI RF over wide frequency ranges; Customized design

Feedthroughs	Allow electrical signals to be brought from inside hermetically sealed IMD to an electrode	Ceramic to metal seal is substantially more durable than traditional seals; Multifunctional

Coated electrodes	Deliver electric signal from the feedthrough to a body part undergoing stimulation	High quality coated surface; Flexible in utilizing any combination of biocompatible coating surfaces; Customized offering of surfaces and tips

Precision components	Machined Molded and over molded products	High level of manufacturing precision; Broad manufacturing flexibility

Enclosures and related components	Titanium Stainless steel	Precision manufacturing, flexibility in configurations and materials

Value-added assemblies	Combination of multiple components in a single package/unit	Leveraging products and capabilities to provide subassemblies and assemblies; Provides synergies in component technology and procurement systems

Stimulation leads	Cardiac, neuromodulation and hearing restoration stimulation leads	Custom and unique configurations that increase therapy effectiveness, provide finished device design and manufacturing

Introducers	Creates a conduit to insert infusion catheters, guidewires, implantable ports, pacemaker leads and other therapeutic devices into a blood vessel	Variety of sizes and materials that facilitate problem-free access in a variety of clinical applications

Catheters	Delivers therapeutic devices to specific sites in the body	Enable safe and effective delivery of therapeutic and diagnostic devices, providing the right balance of steerability, trackability and crossability to reach the intended location

Cases and trays	Delivery systems for cleaning and sterilizing orthopaedic instruments and implants	High degree of customization; Short, predictable development and production timelines

Product	Description	Principal Product Attributes
Implants	Orthopaedic implants for large joint, spine, extremity and trauma procedures	Precision manufacturing, leveraging capabilities and product processes including sterile packaging and coatings

Instruments	Reusable and single use orthopaedic instruments for large joint, spine, extremity and trauma procedures	Designed to improve surgical techniques, reduce surgery time, and increase surgical precision

Primary cells	Low-rate Moderate-rate High rate (spiral) Wide Range	Optimized rate capability, shock and vibration resistant, high and low temperature tolerant, high energy density; Ability to operate in low and high temp applications

Primary and secondary battery packs	Highly-customized pack solutions	Diverse portfolio of cells in various sizes, temperature ranges and rate capabilities, custom-engineered and designed, value-add charging and battery management systems for secondary packs
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
QiG GROUP
QiG focuses on developing medical device systems for some of healthcare’s most pressing challenges and reflects Greatbatch’s strategic evolution of its product offerings in order to raise the growth and profitability profile of the Company. QiG encompasses 120 research and development professionals across the U.S. working on a portfolio of new and innovative product opportunities. QiG has established relationships with highly specialized physicians across the U.S. and Europe that help support the design of medical device systems with unique benefits to improve clinical outcomes. QiG provides differentiated medical devices to OEM customers by accelerating the velocity of innovation while delivering optimized supply chain and cost efficiencies. We are utilizing our market research to drive our intellectual property portfolio with a goal of improved return on investment.
QiG utilizes a disciplined and diversified portfolio approach with three investment modes: new medical device systems commercialization, collaborative programs with OEM customers, and strategic equity positions in start-up companies. The development of certain new medical device systems are facilitated through the establishment of limited liability corporations (“LLC”). These LLCs do not own, but have the exclusive right to use the technology of Greatbatch Medical in certain, specifically designed fields of use and have an exclusive manufacturing agreement with Greatbatch Medical. QiG currently owns 89% - 100% of three LLCs. The minority interest of these LLCs was granted to key opinion leaders, clinicians and strategic partners at or near the time the LLC was established. Under the LLC agreement, QiG is liable for 100% of the expenses incurred by the LLC. However, no income is distributed to the minority holders of the LLC until QiG is reimbursed for all expenses paid. Once QiG has been fully reimbursed, all future net income is distributed based upon the respective LLCs ownership percentages. One of the LLCs established by QiG is for our spinal cord stimulator to treat chronic intractable pain of the trunk and/or limbs. This product was submitted for Food and Drug Administration (“FDA”) and CE Mark approval near the end of 2013. Another medical device system being developed by QiG is an implantable loop recorder for cardiac arrhythmia diagnostics. QiG is in the early stages of development of two additional medical device systems, which are targeting approved and emerging indications. Additionally, based upon the technology acquired from NeuroNexus, QiG is developing a platform of thin-film electrodes for neuromodulation leads, sub-systems and components.
Current QiG revenue includes sales of neural interface technology, components and systems to the neuroscience and clinical markets. Future income of QiG is expected to come from various sources including investment gains from the sales of LLC ownership interests, technology licensing fees, royalty revenue, and/or the sales of medical device systems to OEM customers.
RESEARCH AND DEVELOPMENT
Our position as a leading developer and manufacturer of medical devices and components is largely the result of our long history of technological innovation. We invest substantial resources in research, development and engineering. Our scientists, engineers and technicians focus on improving existing products, expanding the use of our products and developing new products. In addition to our internal technology and product development efforts, we also engage outside research institutions for unique technology projects. In order to facilitate the development of new and improved medical devices, in 2008 we significantly increased our investments in research and development. Net investments in medical device systems (including gross profit and SG&A), which are being facilitated through QiG, totaled $30.5 million, $32.6 million and $27.3 million for 2013, 2012 and 2011, respectively. Further information regarding our research and development activities can be found in the “Product Development” section of Item 7 of this report.
PATENTS AND PROPRIETARY TECHNOLOGY
We rely on a combination of patents, licenses, trade secrets and know-how to establish and protect our proprietary rights to our technologies and products. Often, several patents covering various aspects of the design protect a single product. We believe this provides broad protection of the inventions employed.
As of January 3, 2014, we have 625 active U.S. patents and 344 active foreign patents. We also have 279 U.S. and 241 foreign pending patent applications at various stages of approval. During the past three years, we have been granted 189 new U.S. patents, 55 of which were granted in 2013. As a result of QiG’s development of complete medical device systems, the amount of intellectual property being generated by the Company has accelerated. Of the 1,489 patents and patents pending, approximately 537 of these relate to our medical device systems.
We are also a party to several license agreements with third parties under which we have obtained, on varying terms, exclusive or non-exclusive rights to patents held by them. An example of these agreements is the license of basic technology used in our wet tantalum capacitors, filtered feedthroughs, biomimetic coatings, safety needles and MRI compatible lead systems. We have also granted rights to our patents to others under license agreements.
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
MANUFACTURING AND QUALITY CONTROL
We leverage our strength as an innovative designer and manufacturer of finished devices and components to the medical device industry. Our manufacturing and engineering services include: design, testing, component production, and device assembly. We have integrated our proprietary technologies in our own products and those of our customers throughout the medical device industry. Our flexible, high productivity manufacturing capabilities span sites in Tijuana, Mexico, Beaverton, OR, Plymouth, MN, Minneapolis, MN, Ft. Wayne, IN, Indianapolis, IN, Alden, NY, Clarence, NY, Raynham, MA, and Chaumont, France.
Due to the highly regulated nature of the products we produce, we have implemented strong quality systems which are harmonized across our enterprise. The quality systems at our sites are compliant with and certified to various recognized international standards, requirements, and directives. Each site quality system is certified under an applicable International Organization for Standardization (“ISO”) quality system standard, such as ISO 13485 or ISO 9001. This certification requires, among other things, an implemented quality system that applies (where applicable) to the design and manufacture of components, assemblies and finished medical devices, including component quality and supplier control. Maintenance of these certifications for each facility requires periodic re-examination from an independent notified body.
Along with ISO 13485, the facilities producing finished medical devices are subject to extensive and rigorous regulation by numerous government bodies, including the FDA and comparable international regulatory agencies in order to ship product worldwide. For these facilities, we maintain FDA registration and compliance to all applicable domestic and international regulations. Compliance with applicable regulatory requirements is subject to continual review and is monitored through periodic inspections by FDA and other international regulatory bodies.
SALES AND MARKETING
We sell our products directly to our customers. In 2013, approximately 49% of our products were sold in the U.S. Sales outside the U.S. are primarily to customers whose corporate offices are located and headquartered in the U.S. Information regarding our sales by geographic area is set forth at Note 19 “Business Segment, Geographic and Concentration Risk Information” of the Notes to Consolidated Financial Statements contained in Item 8 of this report.
Although the majority of our customers contract with us to develop custom components and assemblies to fit their product specifications, we also provide system and device solutions ready for market distribution by OEMs. As a result, we have established close working relationships between our internal program managers and our customers. We market our products and technologies at industry meetings and trade shows domestically and internationally.
Internal account executives support all activity and involve engineers and technology professionals in the sales process to address customer requests appropriately. For system and device solutions, we partner with our customers’ research, marketing, and clinical groups to jointly develop technology platforms in alignment with their product roadmaps and therapy needs.

We leverage our account executives with support from engineering to design and sell product solutions into our targeted markets. Our account executives are trained to assist our customers in selecting appropriate chemistries and configurations. We market our products and services through well-defined selling strategies and marketing campaigns that are customized for each of the industries we target.
Over the last several years we have significantly enhanced our sales and marketing capabilities. This has included moving account executives closer to our major customers, upgrading our sales force with new sales talent, enhancing our sales commission programs, and intensifying our market research. Additionally, we have placed additional emphasis on reaching long-term agreements with our OEM customers in order to secure our revenue base. At times, we have provided our customers with price concessions in exchange for entering into long-term agreements and certain volume commitments. We estimate that approximately 70 percent of our revenue is generated from long-term (three- to seven-year) agreements.
Firm backlog orders at January 3, 2014 and December 28, 2012 were approximately $170 million and $160 million, respectively. The majority of the orders outstanding at January 3, 2014 are expected to be shipped within one year.
CUSTOMERS
Our Greatbatch Medical customers include large multi-national OEMs and their affiliated subsidiaries such as, in alphabetical order here and throughout this report, Biotronik, Boston Scientific, Halliburton Company, Johnson & Johnson, Medtronic, Philips Healthcare, Smith & Nephew, Sorin Group, St. Jude Medical, Stryker, and Zimmer. During 2013, 2012, and 2011, Johnson & Johnson, Medtronic and St. Jude Medical collectively accounted for 49%, 46% and 51% of our total sales, respectively. We have been successful in leveraging our diversified product line to further penetrate these customers and selling into more of their operating divisions, which cover the cardiac, neuromodulation, vascular and orthopaedic markets. QiG customers include numerous scientists, hospitals and universities throughout the world who perform research for the neuroscience and clinical markets.
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
COMPETITION
Our existing and potential competitors include leading IMD manufacturers such as Biotronik, Boston Scientific, Johnson & Johnson, Medtronic, Smith & Nephew, Sorin Group, St. Jude Medical, Stryker and Zimmer that currently have vertically integrated operations and may expand their vertical integration capability in the future. Competitors also include independent suppliers who typically specialize in one type of component. Our known non-vertically integrated competitors include the following:

Product Line	Competitors
Medical batteries	Eagle-Picher Quallion

Capacitors	Critical Medical Components

Feedthroughs	Alberox (subsidiary of The Morgan Crucible Co. PLC)

EMI filtering	AVX (subsidiary of Kyocera) Eurofarad

Enclosures	Heraeus Hudson National

Machined and molded components	Numerous

Value added assembly	Numerous

Catheters	Creganna Teleflex Vention medical

Introducers	Pressure Products Theragenics (Galt) Merit Medical

Stimulation leads	Oscor

Orthopaedic trays, instruments and implants	Accelent Avalign Technologies IMDS Micropulse, Inc. Juno Orchid Sandvik Symmetry Paragon Tecomet

Primary Power Solutions	Tracer Technologies Engineered Power Saft Ultralife

Secondary Power Solutions	Totex Palladium ICC/Nexergy BMZ Ultralife Saft

GOVERNMENT REGULATION
As described below, our business is subject to direct governmental regulation including the laws and regulations generally applicable to all businesses in the jurisdictions in which we operate. We are subject to federal, state and local environmental laws and regulations governing the emission, discharge, use, storage and disposal of hazardous materials and the remediation of contamination associated with the release of these materials at our facilities and at off-site disposal locations. Our manufacturing and research, development and engineering activities may involve the controlled use of small amounts of hazardous materials. Liabilities associated with hazardous material releases arise principally under the Federal Comprehensive Environmental Response, Compensation and Liability Act and analogous state laws that impose strict, joint and several liabilities on owners and operators of contaminated facilities and parties that arrange for the off-site disposal of hazardous materials. We are not aware of any material noncompliance with the environmental laws currently applicable to our business and we are not subject to any material claim for liability with respect to contamination at any of our facilities or any off-site location. We may, however, become subject to these environmental liabilities in the future as a result of our historic or current operations.
Our products are subject to regulation by numerous government agencies, including the FDA and comparable foreign agencies. For some of our component technology, we have “master files” on record with the FDA. Master files may be used to provide proprietary and confidential detailed information about technology, facilities, processes, or articles used in the manufacturing, processing, packaging and storing of one or more medical device components. These master files may be used by device manufacturers to support their premarket approval application (“PMA”), investigational device exemption application (“IDE”) or premarket notification (“510(k)”).
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
The Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act (collectively “Health Care Reform”) legislated broad-based changes to the U.S. healthcare system that could significantly impact our business operations and financial results, including higher or lower revenue, as well as higher employee medical costs and taxes. Health Care Reform imposes significant new taxes on medical device OEMs, which will result in a significant increase in the tax burden on our industry and which could have a material negative impact on our financial condition, results of operations and our cash flows. Other elements of Health Care Reform such as comparative effectiveness research, an independent payment advisory board, payment system reforms including shared savings pilots and other provisions could meaningfully change the way healthcare is developed and delivered, and may materially impact numerous aspects of our business, results of operations and financial condition. Many significant parts of Health Care Reform will be phased in over the next several years and require further guidance and clarification in the form of regulations. The new medical device tax, which was effective in 2013, increased our cost of sales by $0.5 million.
On August 22, 2012, the U.S. Securities and Exchange Commission (“SEC”) issued a rule under Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act requiring companies to publicly disclose their use of conflict minerals that originated in the Democratic Republic of the Congo (“DRC”) or an adjoining country. Under the rule, issuers are required to conduct a reasonable due diligence process to ascertain the source of conflict minerals, defined as tantalum, tin, gold or tungsten, that are necessary to the functionality or production of their manufactured or contracted to be manufactured products. Companies are required to provide this disclosure on a new form to be filed with the SEC called Form SD. Companies are required to file Form SD by May 31, 2014 for the 2013 calendar period and annually by May 31 every year thereafter. We anticipate additional, new compliance costs to be incurred since we utilize all of the minerals specified in the rule. We are unable to quantify the cost of implementing this new regulation at this time.
RECRUITING AND TRAINING
We invest substantial resources in our recruiting efforts to focus on a quality workforce that will support our business objectives. Our goal is to provide our associates with growth opportunities by attempting to fill many of our open employment positions internally. We further meet our hiring needs through outside sources, as required. We have an active talent review process including a comprehensive development program in place for senior management in order to ensure we are able to implement our strategic plan.
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
EMPLOYEES
The following table provides a breakdown of our employees:

Manufacturing – U.S.	1,746
General and administrative – U.S.	147
Sales and marketing – U.S.	72
Research, development and engineering – U.S.	253
Chaumont, France facility	247
Switzerland facility	5
Tijuana, Mexico facility	915
Total	3,385
We also employ a number of temporary employees to assist us with various projects and service functions and address peaks in staff requirements. Our employees at our Chaumont, France and Tijuana, Mexico facilities are represented by a union. Nearly all of the positions at our Chaumont, France and Tijuana, Mexico facilities are manufacturing related. We believe that we have a good relationship with our employees.
EXECUTIVE OFFICERS OF THE COMPANY
Information concerning our executive officers is presented below as of March 4, 2014. The officers’ terms of office run from year to year until the first meeting of the Board of Directors occurring immediately following our Annual Meeting of Stockholders, and until their successors are elected and qualified, except in the case of earlier death, retirement, resignation or removal.
Mauricio Arellano, age 47, is Executive Vice President for Global Operations and has served in that office since June 2013. From December 2010 to June 2013, he was President of Greatbatch Medical. Mr. Arellano served as Senior Vice President and Business Leader of our Cardiac and Neurology Group from October 2008 until December 2010, Senior Vice President and Business Leader of our CRM and Neuromodulation Group from January 2008 to October 2008, Senior Vice President and Business Leader of our Medical Solutions Group from November 2006 to January 2008, and as Vice President of Greatbatch Mexico from January 2005 to November 2006. Mr. Arellano joined our Company in October 2003 as the Plant Manager of our former Carson City, NV facility. Prior to joining our Company, he served in a variety of human resources and operational roles with Tyco Healthcare - Especialidades Medicas Kenmex and with Sony de Tijuana Este.

George M. Cintra, age 52, is Senior Vice President & Chief Technology Officer, and has served in that role since June 2013. Mr. Cintra had previously served as Vice President of Research, Development & Engineering of our Electrochem Solutions business since joining Greatbatch in August 2010. Prior to joining Greatbatch, he was Section Head & Technical Manager, Research & Development with Procter & Gamble from January 2007 to July 2010. Mr. Cintra previously held positions with Gillette Co, Duracell, W.R. Grace and Alcoa.
Michael Dinkins, age 59, is Executive Vice President & Chief Financial Officer, and has served in that office since joining our Company in May 2012. From 2008 until May 2012, he was Executive Vice President and Chief Financial Officer of USI Insurance Services, an insurance intermediary company. From 2005 until 2008, he was Executive Vice President and Chief Financial Officer of Hilb Rogal & Hobbs Co., an insurance and risk management services company. Prior to that, Mr. Dinkins held senior positions at Guidant Corporation, Access Worldwide Communications, Cadmus Communications Group and General Electric Company.
Michelle Graham, age 47, is Senior Vice President for Human Resources, and has served in that office since joining our Company in December 2010. From 2005 until December 2010, she held a number of senior human resources positions at Bausch & Lomb, most recently as Vice President of Human Resources for its Global Vision Care division.
Andrew P. Holman, age 46, is Executive Vice President, Global Sales & Marketing, and has served in that role since June 2013. He joined Greatbatch in April 2012 as Vice President of Sales and Marketing for Greatbatch Medical. From September 2009 to October 2011, Mr. Holman served as Executive Vice President, Sales & Marketing for DJO Global, Inc., and from October 2005 to June 2009, he served as President of the Americas for the Orthopaedics business unit of Smith & Nephew, Inc. Mr. Holman previously held various sales and marketing leadership positions at Johnson & Johnson, Inc., Boston Scientific Corporation and Xerox Corporation.
Thomas J. Hook, age 51, has served as our President & Chief Executive Officer since August 2006. Prior to August 2006, he was our Chief Operating Officer, a position he assumed upon joining our Company in September 2004. From August 2002 until September 2004, Mr. Hook was employed by CTI Molecular Imaging where he had served as President, CTI Solutions Group.
Timothy G. McEvoy, age 56, is Senior Vice President, General Counsel & Secretary, and has served in that office since joining our Company in February 2007. From 1992 until January 2007, he was employed in a variety of legal roles by Manufacturers and Traders Trust Company.
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
Although it is not possible to create a comprehensive list of all factors that may cause actual results to differ from the results expressed or implied by our forward-looking statements or that may affect our future results, some of these factors include the following: our dependence upon a limited number of customers; customer ordering patterns; product obsolescence; our inability to market current or future products; pricing pressure from our customers; our ability to timely and successfully implement cost reduction and plant consolidation initiatives; our reliance on third party suppliers for raw materials, products and subcomponents; fluctuating operating results; our inability to maintain high quality standards for our products; challenges to our intellectual property rights; product liability claims; our inability to successfully consummate and integrate acquisitions and to realize synergies and to operate these acquired businesses in accordance with expectations; our unsuccessful expansion into new markets; our failure to develop new products including medical device systems; our inability to obtain licenses to key technology; regulatory changes or consolidation in the healthcare industry; global economic factors including currency exchange rates and interest rates; the resolution of various legal actions brought against the Company; and other risks and uncertainties that arise from time to time and are described in Item 1A “Risk Factors” of this report.

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
In 2013, Johnson & Johnson, Medtronic and St. Jude Medical, collectively accounted for approximately 49% of our revenues. Our supply agreements with these customers may not be renewed. Furthermore, many of our supply agreements do not contain minimum purchase level requirements and therefore there is no guaranteed source of revenue that we can depend upon under these agreements. The loss of any large customer or a reduction of business with that customer for any reason would harm our business, financial condition and results of operations.
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
The markets for our products have been growing in recent years. If the markets for our products do not grow as forecasted by industry experts, our revenues could be less than expected. In addition, it is difficult to predict the rate at which the markets for our products will grow or at which new and increased competition will result in market saturation. Slower growth in the cardiac and neuromodulation, orthopaedic, portable medical, vascular or energy markets in particular would negatively impact our revenues. In addition, we face the risk that our products will lose widespread market acceptance. Our customers may not continue to utilize the products we offer and a market may not develop for our future products.
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
We have made price concessions to some of our larger customers in recent years and we expect customer pressure for price concessions will continue. Price concessions or reductions may cause our operating results to suffer. In addition, any delay or failure by a large customer to make payments due to us would harm our operating results and financial condition.
We rely on third party suppliers for raw materials, key products and subcomponents and if we are unable to obtain these materials, products and subcomponents on a timely basis or on terms acceptable to us, our ability to manufacture products will suffer.
Our business depends on a continuous supply of raw materials. The principal raw materials used in our business include lithium, iodine, gold, palladium, stainless steel, aluminum, cobalt chrome, tantalum, platinum, ruthenium, gallium trichloride, tantalum pellets, vanadium pentoxide, iridium, and titanium. The supply and price of these raw materials are susceptible to fluctuations due to transportation, government regulations, price controls, foreign civil unrest, economic climate or other unforeseen circumstances. Increasing global demand for these raw materials has caused prices of these materials to increase significantly. In addition, there are a limited number of worldwide suppliers of several raw materials needed to manufacture our products. We may not be able to continue to procure raw materials critical to our business or to procure them at acceptable price levels.
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
At January 3, 2014, we had $443.1 million of intangible assets, representing 50% of our total assets. These intangible assets consist primarily of goodwill, trademarks, tradenames, customer lists and patented technology arising from our acquisitions. Goodwill and other intangible assets with indefinite lives are not amortized, but are tested annually or upon the occurrence of certain events which indicate that the assets may be impaired. Definite lived intangible assets are amortized over their estimated useful lives and are tested for impairment upon the occurrence of certain events which indicate that the assets may be impaired. We may not receive the recorded value for our intangible assets if we sell or liquidate our business or assets. In addition, the significant amount of intangible assets increases the risk of a large charge to earnings in the event that the recoverability of these intangible assets is impaired. In the event of such a charge to earnings, the market price of our common stock could be affected. In addition, intangible assets with definite lives, which represent $76.1 million of our net intangible assets at January 3, 2014, will continue to be amortized. We incurred total amortization expenses relating to these intangible assets of $13.2 million in 2013. These expenses will reduce our future earnings or increase our future losses.
Quality problems with our products could harm our reputation and erode our competitive advantage.
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
The manufacturing and sale of our products expose us to potential product liability claims and product recalls, including those that arise from failure to meet product specifications, misuse or malfunction, or design flaws, or use of our products with components or systems not manufactured or sold by us. Many of our products are components and function in interaction with our customers’ medical devices. For example, our batteries are produced to meet electrical performance, longevity and other specifications, but the actual performance of those products is dependent on how they are utilized as part of the customers’ devices over the lifetime of the products. Product performance and device interaction from time to time have been, and may in the future be different than expected for a number of reasons. Consequently, it is possible that customers may experience problems with their medical devices that could require device recall or other corrective action, where our batteries met the specification at delivery, and for reasons that are not related primarily or at all to any failure by our product to perform in accordance with specifications. It is possible that our customers (or end-users) may in the future assert that our products caused or contributed to device failure. Even if these assertions do not lead to product liability or contract claims, they could harm our reputation and our customer relationships.
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
We carry product liability insurance with coverage that is limited in scope and amount. We may not be able to maintain this insurance at a reasonable cost or on reasonable terms, or at all. This insurance may not be adequate to protect us against a product liability claim that arises in the future.
Our operating results may fluctuate, which may make it difficult to forecast our future performance and may result in volatility in our stock price.
Our operating results have fluctuated in the past and are likely to fluctuate significantly from quarter to quarter due to a variety of factors, including the following:

•	a substantial percentage of our costs are fixed in nature, which results in our operations being particularly sensitive to fluctuations in production volumes;

•	changes in the mix of our revenue represented by our various products and customers could result in reductions in our profits if the mix of our revenue represented by lower margin products increases;

•	timing of orders placed by our principal customers who account for a significant portion of our revenues; and

•	increased costs of raw materials or supplies.
If we are unable to protect our intellectual property and proprietary rights, our business could be affected.
We rely on a combination of patents, licenses, trade secrets and know-how to establish and protect our rights to our technologies and products. As of January 3, 2014, we held 625 active U.S. patents and 344 active foreign patents. However, the steps we have taken and will take in the future to protect our rights may not be adequate to deter misappropriation of our intellectual property. In addition to seeking formal patent protection whenever possible, we attempt to protect our proprietary rights and trade secrets by entering into confidentiality and non-compete agreements with employees, consultants and third parties with which we do business. However, these agreements may be breached and if breached, there may be no adequate remedy available to us and we may be unable to prevent the unauthorized disclosure or use of our technical knowledge, practices and/or procedures. If our trade secrets become known, we may lose our competitive advantages. Additionally, as patents and other intellectual property protection expire we may lose our competitive advantage.
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
We intend to expand into new markets and develop new and modified products based on our existing technologies and engineering capabilities, including the development of complete medical device systems. These efforts have required and will continue to require us to make substantial investments, including significant research, development and engineering expenditures and capital expenditures for new, expanded or improved manufacturing facilities. Additionally, many of the new products we are working on take longer and more resources to develop and commercialize, including obtaining regulatory approval.
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
Our sales outside the U.S., which accounted for 51% of sales for 2013, and our operations in Mexico, Switzerland and France, are and will continue to be subject to a number of risks and potential costs, including:

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
The healthcare industry is highly regulated and is influenced by changing political, economic and regulatory factors. Several of our product lines are subject to international, federal, state and local health and safety, packaging and product content regulations. In addition, medical devices are subject to regulation by the FDA and similar governmental agencies. These regulations cover a wide variety of product activities from design and development to labeling, manufacturing, promotion, sales and distribution. Compliance with these regulations may be time consuming, burdensome and expensive and could negatively affect our ability to sell products. This may result in higher than anticipated costs or lower than anticipated revenues.
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
In response to perceived increases in healthcare costs in recent years, there have been and continue to be proposals by the Obama administration, members of Congress, state governments, regulators and third-party payors to control these costs and, more generally, to reform the U.S. healthcare system. Health Care Reform imposes significant new taxes on medical device manufacturers, which will result in a significant increase in the tax burden on our industry and which could have a material negative impact on our financial condition, results of operations and our cash flows. Other elements of Health Care Reform such as comparative effectiveness research, an independent payment advisory board, payment system reforms including shared savings pilots and other provisions could meaningfully change the way healthcare is developed and delivered, and may materially impact numerous aspects of our business, results of operations and financial condition. The new medical device tax, which was effective in 2013, increased our cost of sales by $0.5 million.
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
Federal, state and local regulations impose various environmental controls on the manufacturing, transportation, storage, use and disposal of batteries and hazardous chemicals and other materials used in, and hazardous waste produced by the manufacturing of our products. Conditions relating to our historical operations may require expenditures for clean-up in the future and changes in environmental laws and regulations may impose costly compliance requirements on us or otherwise subject us to future liabilities. Additional or modified regulations relating to the manufacture, transportation, storage, use and disposal of materials used to manufacture our products or restricting disposal or transportation of batteries may be imposed that may result in higher costs or lower operating results. In addition, we cannot predict the effect that additional or modified environmental regulations may have on us or our customers.
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
Our energy market revenues are dependent on conditions in the oil and natural gas industry, which historically have been volatile.
Sales of our energy market products depend upon the condition of the oil and gas industry. In the past, oil and natural gas prices have been volatile and the oil and gas exploration and production industry has been cyclical, and it is likely that oil and natural gas prices will continue to fluctuate in the future. The current and anticipated prices of oil and natural gas influence the oil and gas exploration and production business and are affected by a variety of political and economic factors, including worldwide demand for oil and natural gas, worldwide and domestic supplies of oil and natural gas, the ability of the Organization of Petroleum Exporting Countries (“OPEC”) to set and maintain production levels and pricing, the level of production of non-OPEC countries, the price and availability of alternative fuels, political stability in oil producing regions and the policies of the various governments regarding exploration and development of their oil and natural gas reserves. A change in the oil and gas exploration and production industry or a reduction in the exploration and production expenditures of oil and gas companies could cause our energy market revenues to decline.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
The following table sets forth information about our principal facilities as of January 3, 2014:

Location	Sq. Ft.	Own/Lease	Principal Use
Alden, NY	125,000	Own	Medical battery and capacitor manufacturing
Ann Arbor, MI	9,970	Lease	Office and lab space for design engineering team
Beaverton, OR	62,200	Lease	Commercial battery manufacturing
Blaine, MN	32,400	Own	Medical device engineering
Chaumont, France	59,200	Own	Manufacturing of orthopaedic implants
Clarence, NY	117,800	Own	Corporate offices and RD&E
Clarence, NY	20,800	Own	Machining and assembly of components
Clarence, NY	18,600	Lease	Machining and assembly of components
Cleveland, OH	16,900	Lease	Office and lab space for design engineering team
Fort Wayne, IN	81,000	Own	Manufacturing of orthopaedic instruments
Frisco, TX	9,200	Lease	Global headquarters – principal executive office
Indianapolis, IN	82,600	Own	Manufacturing of orthopaedic cases and trays
Minneapolis, MN	72,000	Own	Enclosure manufacturing and engineering
Orvin, Switzerland	40,400	Own	European corporate offices
Plymouth, MN	122,800	Lease	Introducers, catheters and leads manufacturing
Raynham, MA	81,000	Own	Commercial battery manufacturing and RD&E
Tijuana, Mexico	190,800	Lease	Feedthrough, catheters and orthopaedic instrument manufacturing and value-added assembly
Warsaw, IN	3,000	Lease	Orthopaedic rapid prototyping design center
In 2012, the Company completed construction of an orthopaedic manufacturing facility in Fort Wayne, IN and transferred manufacturing operations being performed at its Columbia City, IN location into this new facility. During 2012, the Company also transferred most major functions previously performed at its facilities in Orvin and Corgemont, Switzerland into its Fort Wayne, IN and Tijuana, Mexico facilities. Additionally, during 2012, the Company relocated its global headquarters to Frisco, TX. In the first quarter of 2013, the Company’s Corgemont, Switzerland facility lease was assumed by a third party in connection with its purchase of certain non-core orthopaedic product lines. These initiatives were completed in 2013. During 2013, we began a project to expand its Chaumont, France facility in order to enhance our capabilities and fulfill larger volume customer supply agreements. This initiative is expected to be completed over the next three years.
Near the end of 2011, the Company initiated plans to upgrade and expand its manufacturing infrastructure in order to support its medical device strategy. This includes the transfer of certain product lines to create additional capacity for the manufacture of medical devices, expansion of its Plymouth, MN and Tijuana, Mexico facilities, as well as the purchase of equipment to enable the production of medical devices. These initiatives are expected to be completed over the next year. Total capital investment under these initiatives is expected to be between $15 million to $20 million of which approximately $12.4 million has been expended to date.

ITEM 3.	LEGAL PROCEEDINGS
On December 21, 2012, the Company and several other unaffiliated parties were named as defendants in a personal injury and wrongful death action filed in the 113th Judicial District Court of Harris County, Texas. The complaint seeks damages alleging marketing and product defects and failure to warn, negligence and gross negligence relating to a product we manufactured and sold to a customer, one of the other named defendants. Our customer, in turn, incorporated our product into its own product which it sold to its customer, another named defendant. This matter is currently scheduled for trial in the second half of 2014. We are indemnified by our customer against any loss in this matter, including costs of defense, which obligation is supported by our customer's product liability insurance coverage. We also have our own product liability insurance coverage. The Company has meritorious defenses and is vigorously defending the matter.
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
The Company’s common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “GB.” The following table sets forth information on the prices of our common stock as reported by the NYSE:

	High	Low	Close
2012
First Quarter	$27.22	$21.35	$24.52
Second Quarter	24.82	20.29	22.71
Third Quarter	25.64	22.05	24.33
Fourth Quarter	25.33	21.08	22.89
2013
First Quarter	$30.64	$22.70	$29.87
Second Quarter	34.41	27.03	32.79
Third Quarter	38.36	32.70	33.69
Fourth Quarter	45.02	33.24	43.80
As of March 4, 2014, there were approximately 118 record holders of the Company’s common stock. The Company stock account included in our 401(k) plan is considered one record holder for the purposes of this calculation. There is approximately 2,219 active and former employees’ holding Company stock in the 401(k) plan. We have not paid cash dividends and currently intend to retain any earnings to further develop and grow our business.

PERFORMANCE GRAPH
The following graph compares, for the five year period ended January 3, 2014, the cumulative total stockholder return for Greatbatch, Inc., the S&P SmallCap 600 Index, and the Hemscott Peer Group Index. The Hemscott Peer Group Index includes approximately 115 comparable companies included in the Hemscott Industry Group 520 Medical Instruments & Supplies and 521 Medical Appliances & Equipment. The graph assumes that $100 was invested on January 2, 2009 and assumes reinvestment of dividends. The stock price performance shown on the following graph is not necessarily indicative of future price performance:

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

	Years Ended
	Jan. 3 2014 (1)	Dec. 28 2012 (1)(2)	Dec. 30, 2011 (1)(2)	Dec. 31, 2010 (1)(3)	Jan. 1, 2010 (1)(3)
Statement of Operations Data:
Sales	$663,945	$646,177	$568,822	$533,425	$521,821
Net income (loss)	36,267	(4,799)	33,122	33,138	(9,001)
Earnings (loss) per share
Basic	$1.51	$(0.20)	$1.42	$1.44	$(0.39)
Diluted	1.43	(0.20)	1.40	1.40	(0.39)
Balance Sheet Data:
Working capital	$190,731	$176,376	$170,907	$150,922	$119,926
Total assets	890,703	889,875	881,347	776,976	830,543
Long-term obligations	256,846	317,258	320,015	289,560	317,575

(1)
From 2009 to 2013, we recorded material charges in Other Operating Expenses, Net, primarily related to our cost savings and consolidation initiatives. Additional information is set forth in Note 13 “Other Operating Expenses, Net” of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

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

(3)	In 2009, we recorded a $34.5 million litigation charge and a $15.9 million write-down of trademarks and tradenames. In 2010, we settled the litigation which resulted in a $9.5 million gain.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
YOU SHOULD READ THE FOLLOWING DISCUSSION AND ANALYSIS OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS REPORT.
Our Business

•	Our business

•	Our acquisitions

•	Our customers

•	Use of non-GAAP financial information

•	Strategic and financial overview

•	2014 financial guidance

•	Cost savings and consolidation efforts

•	Product development

•	Government regulation
Our Critical Accounting Estimates

•	Valuation of goodwill and other identifiable intangible assets

•	Stock-based compensation

•	Inventories

•	Tangible long-lived assets

•	Provision for income taxes
Our Financial Results

•	Fiscal 2013 compared with fiscal 2012

•	Fiscal 2012 compared with fiscal 2011

•	Liquidity and capital resources

•	Off-balance sheet arrangements

•	Litigation

•	Contractual obligations

•	Inflation

•	Impact of recently issued accounting standards
Our Business
In connection with the realignment of our operating structure in 2013 to optimize profitable growth, which included changing our management and reporting structure, we reevaluated our operating and reporting segments. Beginning in the fourth quarter of 2013, we have two reportable segments: Greatbatch Medical and QiG Group (“QiG”). As required, prior year amounts have been reclassified in order to conform them to the current year presentation. Greatbatch Medical designs and manufactures products where Greatbatch either owns the intellectual property or has unique manufacturing and assembly expertise. The financial results of Greatbatch Medical include the former Implantable Medical and Electrochem Solutions (“Electrochem”) segments, excluding QiG. These products include medical devices and components for the cardiac, neuromodulation, orthopaedics, portable medical, vascular and energy markets among others. The Greatbatch Medical segment also offers value-added assembly and design engineering services for medical devices that utilize its component products.
QiG focuses on developing medical device systems for some of healthcare’s most pressing challenges and reflects Greatbatch’s strategic evolution of its product offerings in order to raise the growth and profitability profile of the Company. Through the research and development professionals in QiG, the Company is now investing in three areas - new medical device systems commercialization, collaborative programs with OEM customers, and strategic equity positions in start-up companies - to grow a diversified and distinctive portfolio. The medical device systems developed by QiG are manufactured by Greatbatch Medical.
The Company's customers include large multi-national original equipment manufacturers (“OEMs”).

Our Acquisitions
On December 15, 2011, we acquired all of the outstanding stock of Micro Power Electronics, Inc. (“Micro Power”) headquartered in Beaverton, OR. Micro Power is a leading supplier of custom battery solutions, serving the portable medical, military and handheld automatic identification and data collection markets. Micro Power’s commercial portfolio is highly complementary to the products and services offered by Greatbatch Medical. The results of Micro Power were included in our Greatbatch Medical segment from the date of acquisition. The aggregate purchase price of Micro Power was $71.8 million, which we funded with cash on hand and $45 million borrowed under our revolving credit facility. Total assets acquired from Micro Power were $88.2 million. Total liabilities assumed from Micro Power were $16.4 million. For 2012, Micro Power added approximately $82.4 million to our revenue.
On February 16, 2012, we purchased all of the outstanding common stock of NeuroNexus Technologies, Inc. (“NeuroNexus”) headquartered in Ann Arbor, MI. NeuroNexus is an active implantable medical device design firm specializing in developing and commercializing neural interface technology, components and systems for neuroscience and clinical markets. NeuroNexus has an extensive intellectual property portfolio, core technologies and capabilities to support the development and manufacturing of innovative neural interface devices across a wide range of functions including neuromodulation, sensing, optical stimulation and targeted drug delivery applications. The results of NeuroNexus were included in our QiG segment from the date of acquisition. The aggregate purchase price of NeuroNexus was $13.2 million, which we funded with cash on hand and $10 million borrowed under our revolving credit facility. Total assets acquired from NeuroNexus were $14.6 million. Total liabilities assumed from NeuroNexus were $1.4 million. For 2012, NeuroNexus added approximately $2.5 million to our revenue.
Going forward, we will continue to pursue acquisitions to enhance our top and bottom line growth trajectory, with a focus on innovative solutions. Our strategic criteria for these acquisitions is that they should be complementary to our existing business model, drive expansion in core markets, allow us to enter adjacent growth markets, are focused on proprietary technology, can be tightly integrated into our operating base, and will enhance our return on invested capital performance.
Our Customers
Our products are designed to provide reliable, long-lasting solutions that meet the evolving requirements and needs of our customers. The nature and extent of our selling relationships with each customer are different in terms of breadth of products purchased, purchased product volumes, length of contractual commitment, ordering patterns, inventory management and selling prices.
Our Greatbatch Medical customers include large multi-national OEMs, such as Biotronik, Boston Scientific, Halliburton Company, Johnson & Johnson, Medtronic, Philips Healthcare, Smith & Nephew, Sorin Group, St. Jude Medical, Stryker, and Zimmer. During 2013, Johnson & Johnson, Medtronic and St. Jude Medical collectively accounted for 49% of our total sales.
QiG customers include numerous scientists, hospitals and universities throughout the world who perform research for the neuroscience and clinical markets.

Use of Non-GAAP Financial Information
We prepare our consolidated financial statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Additionally, we consistently report and discuss in our quarterly earnings releases and investor presentations adjusted operating income and margin, adjusted net income, adjusted earnings per diluted share, and organic constant currency growth rates. These adjusted amounts, other than organic constant currency growth rates, consist of GAAP amounts excluding the following adjustments to the extent occurring during the period: (i) acquisition-related charges, (ii) facility consolidation, optimization, manufacturing transfer and system integration charges, (iii) asset write-down and disposition charges, (iv) severance charges in connection with corporate realignments or a reduction in force (v) litigation charges and gains, (vi) the impact of certain non-cash charges to interest expense, (vii) unusual or infrequently occurring items, (viii) certain R&D expenditures (such as medical device DVT expenses in connection with developing our neuromodulation platform), (ix) gain/loss on the sale of investments, (x) the income tax (benefit) related to these adjustments and (xi) certain tax charges related to the consolidation of our Swiss Orthopaedic facility. Adjusted earnings per diluted share were calculated by dividing adjusted net income by diluted weighted average shares outstanding. To calculate organic constant currency growth rates that exclude the impact of changes in foreign currency exchange rates, as well as the impact of any acquisitions or divestitures of product lines on sales growth rates, we convert current period sales from local currency to U.S. dollars using the previous periods foreign currency exchange rates and exclude the amount of sales acquired/divested during the period from the current/previous period amounts, respectively. We believe that the presentation of adjusted operating income and margin, adjusted net income, adjusted diluted earnings per share, and organic constant currency growth rates provides important supplemental information to management and investors seeking to understand the financial and business trends relating to our financial condition and results of operations.

Strategic and Financial Overview
Our current strategy is centered around four strategic imperatives: 1) Organic Growth; 2) Margin Expansion; 3) Medical Device Systems; and 4) Targeted Acquisitions. This strategy was clearly exhibited in our 2013 results, illustrating not only our continuing momentum, but also the effective measures we are deploying to create an even brighter future.
2013 results include an additional week of operations in comparison to 2012 and 2011 as we utilize a fifty-two, fifty-three week fiscal year, which ends on the Friday nearest December 31st. Although this additional week of operations may have impacted certain financial statement line items, management believes that when combined with the additional holiday and weather related shutdowns, this additional week did not materially impact our net operating results.
Organic Growth - Over the last several years we have significantly enhanced our sales and marketing capabilities. This has included moving account executives closer to our major customers, upgrading our sales force with new sales talent, enhancing our sales commission programs, and intensifying our market research. These initiatives contributed to our record sales for 2013 of $663.9 million, which represented a 3% increase over 2012 sales of $646.2 million despite the divestiture of $15 million of certain non-core orthopaedic product lines during the first quarter of 2013. After adjusting for the impact of these divestitures, as well as the $2 million positive impact of foreign currency exchange rates, sales increased 5% in 2013 due to strong organic constant currency growth from our cardiac/neuromodulation (6%) and orthopaedic (20%) product lines due to market share gains, customer product launches, the additional week of sales and the release of backlog stemming from our Swiss consolidation in 2012. Partially offsetting these increases were declines in our vascular and portable medical product lines due to the previously communicated voluntary recall of two vascular medical devices in 2012 and our increased pricing discipline, which resulted in the loss of low-margin portable medical business.
Sales growth for 2012 of 14% included the benefit from our acquisitions of $84.8 million, as well as the negative impact of foreign currency exchange rate fluctuations of $6 million. On an organic constant currency basis, which excludes the impact of foreign currency exchange rates and acquired sales, sales for 2012 were consistent with 2011 as organic growth was offset by lower orthopaedic sales due to price concessions provided to customers and operational issues at our Swiss orthopaedic facilities, which were aggressively addressed in 2012.
For 2014, we expect revenue to organically grow 3-6%, which is in line with our long-term organic growth goal objectives.
Margin Expansion - We have a longstanding history of operational excellence, which is one of our core competencies. This, when combined with our organic sales growth, is expected to continue to drive both gross and operating margin expansion. This core competency was evident in our 2013 results as gross profit as a percentage of sales (“Gross Margin”) increased 180 basis points to 33.0%. This increase primarily resulted from the increased operational leverage gained from our higher sales volumes and productivity initiatives, as well as a favorable mix of higher margin products. Our Gross Margin for 2012 decreased 50 basis points in comparison to 2011 as increased operational leverage was offset by the operational issues at our Swiss orthopaedic facilities and a higher mix of lower margin products. Our increased sales volume, combined with the increase in Gross Margin for 2013 resulted in an increase to our gross profit of 9% and 12% for 2013 and 2012, respectively.
Partially offsetting these increases in gross profit were increases in our selling, general and administrative expenses (“SG&A”) and research, development and engineering costs, net (“RD&E”). SG&A expenses increased 9% and 12% for 2013 and 2012, respectively. The 2013 increase in SG&A expense was primarily due to the additional investments in sales and marketing resources, higher performance-based compensation expense and the additional week of payroll expense in 2013 in comparison to 2012. The 2012 increase in SG&A expense was primarily due to our acquisitions which added $9.6 million to SG&A in comparison to 2011. RD&E expenses increased 3% and 15% for 2013 and 2012, respectively. The 2013 increase in RD&E was primarily due to lower customer cost reimbursements and the additional week of operations compared to the prior year. These increases were partially offset by the initiative launched in the second half of 2012 to more fully optimize our research and development efforts. This included the reallocation of research and development resources to higher priority projects, the postponement of some research and development projects, and the decision to pursue various alternatives to monetize our existing non-core intellectual property and entering into more co-development arrangements with our customers. The 2012 increase in RD&E expense was primarily due to our acquisitions, which added $2.6 million of expenses, as well as our additional investment in the development of complete medical device systems.
Since 2007, we have invested substantial resources in integrating our acquisitions and streamlining our operations. As we move forward, investing in our operations will continue to be critical to the success of our strategic imperative to drive margin expansion. This strategy continued during 2013 and 2012 as we realigned our operating structure in order to optimize our profitable growth, continued to consolidate our orthopaedic footprint, expanded our manufacturing infrastructure to support the commercialization of our medical devices and upgraded our global ERP system in order to support our future growth. As a result of these initiatives, our other operating expense totaled $15.8 million, $42.3 million and $0.6 million for 2013, 2012 and 2011, respectively. The significant increase in other operating expenses, net for 2012 related to the consolidation of our Swiss orthopaedic facilities, which was completed in the first quarter of 2013. We continually evaluate our operating structure in order to maximize efficiencies and drive margin expansion. Future other operating expenses are expected to be lower than the 2013 levels, but could be impacted if new consolidation and optimization initiatives are undertaken.
GAAP operating income for 2013 was $61.3 million compared to $25.8 million for 2012 and $61.7 million for 2011. The significant decrease in 2012 was primarily due to the costs incurred in connection with our consolidation and productivity initiatives discussed above. Adjusted operating income, which excludes these items, was $82.9 million for 2013, compared to $73.9 million for 2012 and $67.6 million for 2011. Adjusted operating income as a percentage of sales (“Adjusted Operating Margin”) for 2013 was 12.5% compared to 11.4% for 2012 and 11.9% for 2011 and reflects the success the Company has had in leveraging its operating infrastructure and driving margin expansion. We expect these improvements to continue in 2014 as Adjusted Operating Margin is expected to be 13.0% - 13.3% of sales.
A reconciliation of GAAP operating income (loss) to adjusted amounts is as follows (dollars in thousands):

	Greatbatch Medical		QiG		Unallocated		Total
	Jan 3, 2014	Dec 28, 2012	Jan 3, 2014	Dec 28, 2012	Jan 3, 2014	Dec 28, 2012	Jan 3, 2014	Dec 28, 2012
Total sales	$660,902	$643,722	$3,043	$2,455	$—	$—	$663,945	$646,177

Operating income (loss) as reported	$111,805	$79,093	$(30,484)	$(32,554)	$(19,982)	$(20,718)	$61,339	$25,821
Adjustments:
Inventory step-up amortization (COS)	—	532	—	—	—	—	—	532
Medical device DVT expenses (RD&E)	—	—	5,793	5,190	—	—	5,793	5,190
Consolidation and optimization costs	13,388	34,372	86	6	1,284	4,670	14,758	39,048
Acquisition and integration (income) expenses	187	1,287	(690)	167	1	6	(502)	1,460
Asset dispositions, severance and other	1,187	1,073	540	57	(193)	708	1,534	1,838
Adjusted operating income (loss)	$126,567	$116,357	$(24,755)	$(27,134)	$(18,890)	$(15,334)	$82,922	$73,889
Adjusted operating margin	19.2%	18.1%	N/A	N/A	N/A	N/A	12.5%	11.4%

	Greatbatch Medical		QiG		Unallocated		Total
	Dec 28, 2012	Dec 30, 2011	Dec 28, 2012	Dec 30, 2011	Dec 28, 2012	Dec 30, 2011	Dec 28, 2012	Dec 30, 2011
Total sales	$643,722	$568,822	$2,455	$—	$—	$—	$646,177	$568,822

Operating income (loss) as reported	$79,093	$104,703	$(32,554)	$(27,277)	$(20,718)	$(15,727)	$25,821	$61,699
Adjustments:
Inventory step-up amortization (COS)	532	177	—	—	—	—	532	177
Medical device DVT expenses (RD&E)	—	—	5,190	5,133	—	—	5,190	5,133
Consolidation and optimization costs	34,372	361	6	64	4,670	—	39,048	425
Acquisition and integration expenses	1,287	—	167	—	6	—	1,460	—
Asset dispositions, severance and other	1,073	168	57	—	708	—	1,838	168
Adjusted operating income (loss)	$116,357	$105,409	$(27,134)	$(22,080)	$(15,334)	$(15,727)	$73,889	$67,602
Adjusted operating margin	18.1%	18.5%	N/A	NA	N/A	N/A	11.4%	11.9%
Medical Device Systems - In 2008, we began evolving our product offerings to include the development of complete medical device systems in order to raise the growth and profitability profile of the Company. This medical device systems strategy is being facilitated through QiG and leverages the component technology of Greatbatch Medical. More specifically, this strategy includes the development of a neuromodulation platform that can be used to support several devices most notably of which is our spinal cord stimulator to treat chronic intractable pain of the trunk and/or limbs, which we made a PMA filing and CE Mark submission near the end of 2013. In total, net medical device costs incurred by QiG were $30.5 million for 2013 compared to $32.6 million for 2012 and $27.3 million for 2011. QiG results for 2013 include $5.8 million of design verification testing (“DVT”) costs incurred in connection with our development of a neuromodulation platform compared to $5.2 million for 2012 and $5.1 million for 2011.

A reconciliation of GAAP net income (loss) and diluted earnings (loss) per share (“EPS”) to adjusted amounts is as follows (in thousands, except per share amounts):

	Year Ended
	January 3, 2014		December 28, 2012		December 30, 2011
	Net Income (Loss)	Impact Per Diluted Share	Net Income (Loss)	Impact Per Diluted Share	Net Income (Loss)	Impact Per Diluted Share
Net income (loss) as reported	$36,267	$1.43	$(4,799)	$(0.20)	$33,122	$1.40
Adjustments:
Inventory step-up amortization (COS)(a)	—	—	346	0.01	115	—
Medical device DVT expenses (RD&E)(a)	3,765	0.15	3,374	0.14	3,336	0.14
Consolidation and optimization costs(a)	10,602	0.42	28,934	1.21	276	0.01
Acquisition and integration (income) expenses(a)	(326)	(0.01)	949	0.04	—	—
Asset dispositions, severance and other(a)	997	0.04	1,186	0.05	109	—
Loss (gain) on cost and equity method investments, net(a)(b)	451	0.02	69	—	(2,751)	(0.12)
CSN conversion option discount and deferred fee acceleration amortization(a)(c)	3,007	0.12	6,234	0.26	5,515	0.23
2012 R&D tax credit(d)	(1,600)	(0.06)	—	—	—	—
Swiss tax impact(e)	—	—	6,190	0.26	—	—
Adjusted net income and diluted EPS(f)	$53,163	$2.10	$42,483	$1.77	$39,722	$1.68
Adjusted diluted weighted average shares(g)	25,323		23,947		23,636

(a)
Net of tax amounts computed using a 35% U.S. and France statutory tax rates for the 2013, 2012 and 2011 periods and a 0%, 22.5% and 22.5% Switzerland tax rate for the 2013, 2012 and 2011 periods, respectively.

(b)	Pre-tax amount is a loss of $0.7 million, loss of $0.1 million and a gain of $4.2 million for 2013, 2012 and 2011, respectively.

(c)	Pre-tax amount is $4.6 million, $9.6 million and $8.5 million for 2013, 2012 and 2011, respectively.

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

(f)	The per share data in this table has been rounded to the nearest $0.01 and therefore may not sum to the total.

(g)	Adjusted diluted weighted average shares for 2012 includes 363,000 shares of dilution related to outstanding stock incentive awards that were not dilutive for GAAP EPS purposes.
GAAP net income (loss) and diluted EPS include the impact of costs incurred in connection with our consolidation and productivity initiatives discussed above, as well as certain tax charges/credits and certain non-cash charges to interest expense. Excluding these items, adjusted diluted EPS increased 19% in 2013 and 5% in 2012. We expect to achieve adjusted diluted EPS growth of 7-12% for 2014.
Targeted Acquisitions - The results for 2013, 2012 and 2011 include the impact of our acquisition of Micro Power on December 15, 2011 and NeuroNexus on February 16, 2012. Going forward, we will continue to pursue acquisitions to enhance our top and bottom line growth trajectory, with a focus on innovative solutions. Our strategic criteria for these acquisitions is that they should be complementary to our existing business model, drive expansion in core markets, allow us to enter adjacent growth markets, are focused on proprietary technology, can be tightly integrated into our operating base, and will enhance our return on invested capital performance.
We expect our 2014 performance to remain on a positive growth trajectory. Our guidance is illustrative of a multi-year strategy based on market knowledge, a relentless passion to evolve our business to capitalize on market trends, and the acquisition, development and retention of some of the brightest and hardest working minds in the world.

2014 Financial Guidance
For 2014, we have provided the following financial guidance:

Sales                                    $685 - $705 million

GAAP Operating Income as a % of Sales                    11.0% - 11.5%
Adjusted Operating Income as a % of Sales                     13.0% - 13.3%

Capital Expenditures                            $25 - $35 million
GAAP Effective Tax Rate                            34% - 35%

GAAP Diluted EPS                            $1.94 - $1.99
Adjusted Diluted EPS                            $2.25 - $2.35
Adjusted operating income for 2014 is expected to consist of GAAP operating income excluding items such as acquisition, consolidation, integration and asset disposition/write-down charges totaling approximately $12 million to $15 million. The after tax impact of these adjustments is estimated to be $7.5 million to $10 million or $0.31 to $0.35 per share. The current expected GAAP effective tax rate for 2014 does not include the benefit of the U.S. R&D tax credit, which expired at the end of 2013. If reinstated, our 2014 GAAP effective tax rate could be lowered to 32% to 33%.
Cost Savings and Consolidation Efforts
In 2013, 2012 and 2011, we recorded charges in Other Operating Expenses, Net related to cost savings and consolidation efforts. These initiatives were undertaken to improve our operational efficiencies and profitability. Additional information regarding the timing, cash flow impact and amount of future expenditures is set forth in Note 13 “Other Operating Expenses, Net” of the Notes to the Consolidated Financial Statements contained in Item 8 of this report, as well as the “Liquidity and Capital Resources” section of this Item.
In 2013, we initiated a plan to realign our operating structure in order to optimize our continued focus on profitable growth. As part of this initiative, the sales and marketing and operations groups of our former Implantable Medical and Electrochem segments were combined into one sales and marketing and one operations group serving the entire Company. Total restructuring charges expected to be incurred in connection with this realignment are between $6.5 million to $7.0 million, of which $5.6 million have been incurred to date. Expenses related to this initiative will be recorded within the applicable segment and corporate cost centers to which the expenditures relate. When fully implemented, this plan is expected to result in annual savings of approximately $7.0 to $7.7 million. This initiative is expected to be completed over the next six months.
Over the last three years, we have been implementing a multi-faceted plan to further enhance, optimize and leverage our orthopaedics operations. This plan included the construction of an orthopaedic manufacturing facility in Fort Wayne, IN, updating our Indianapolis, IN facility, the transfer of most major functions previously performed at our facilities in Orvin and Corgemont, Switzerland into our Fort Wayne, IN and Tijuana, Mexico facilities, and the expansion of our Chaumont, France facility in order to enhance our capabilities and fulfill larger customer supply agreements. The total capital investment expected for these initiatives is between $30 million and $35 million, of which $22 million has been expended to date. Total expense expected to be incurred for these initiatives is between $45 million and $50 million, of which $41.2 million has been incurred to date.
Near the end of 2011, we initiated plans to optimize and expand our manufacturing infrastructure in order to support our medical device strategy. This included the transfer of certain product lines to lower cost facilities, expansion of two of our existing facilities, as well as the purchase of equipment to create additional capacity for the manufacture of medical devices and create additional cost savings. Total capital investment under these initiatives is expected to be between $15 million to $20 million, of which approximately $12.4 million has been expended to date. Total expenses expected to be incurred on these projects is between $2 million to $3 million, of which $1.8 million has been incurred to date.
These orthopaedic and medical device initiatives are expected to be completed over the next three years and are expected to generate approximately $10 million to $15 million of annual cost savings and increase our capacity in order to support our growth and the manufacturing of complete medical devices.
In 2011, we initiated plans to upgrade our existing global ERP system. This initiative is expected to be completed over the next three months. Total capital investment under this initiative is expected to be approximately $4 million to $4.5 million, of which approximately $3.9 million has been expended to date. Total expenses expected to be incurred on this initiative is between $6 million to $7 million, of which $5.8 million has been incurred to date.

We continually evaluate our operating structure in order to maximize efficiencies and drive margin expansion. Future other operating expenses are expected to be lower than the 2013 levels, but could be impacted if new consolidation and optimization initiatives are undertaken.

Product Development
Greatbatch Medical
Our core business is well positioned because our OEM customers leverage our portfolio of intellectual property, and we continue to build a healthy pipeline of diverse medical technology opportunities. We continue to deepen our relationships with our OEM customers and continue to see an increased pace of product development opportunities. These product development opportunities, when combined with our increased sales and marketing resources, are expected to allow us to continue to grow faster than our underlying markets. Some of the product development opportunities Greatbatch Medical is pursuing are as follows:

Product Line	Product Development Opportunities
Cardiac/ Neuromodulation	Developing next generation technology programs including Gen 2 QHR battery, next generation filtered feedthroughs, and high voltage capacitors.

Orthopaedic	Developing single use instruments and a suite of reusable bone preparation instruments with an emphasis on increased efficacy and longer life.

Portable Medical	Developing wireless power solutions for the surgical tool marketplace.

Vascular	Developing a full line of arterial introducers, expanding our existing non-valved peelable introducer portfolio, and expanding our existing OptiSeal portfolio for the dialysis market.

Energy/Other	Developing wide range temperature battery packs.

QiG
Through QiG, we provide our Greatbatch Medical customers with complete medical device systems. This medical device strategy includes strategic equity investments and medical devices developed independently, as well as in conjunction with our OEM partners. While we do not intend to discuss each of these projects individually, we will discuss significant milestones as they occur.
Our spinal cord stimulator to treat chronic intractable pain of the trunk and/or limbs, was designed to target unmet clinical needs with a focus on safety and product differentiation for all user groups. The FDA submission and Europe CE Mark submission for this device was made near the end of 2013. Collaboration continues with our investment bankers who are assisting us in identifying commercial partners.
CardiomoniX is an implantable loop recorder for cardiac arrhythmia diagnostics that is being designed to address the unmet needs of remote patient monitoring and data quality.
QiG is in the early stages of development of two additional medical device systems, which are targeting approved and emerging indications. Additionally, based upon the technology acquired from NeuroNexus, QiG is developing a platform of thin-film electrodes for neuromodulation leads, sub-systems and components.
Government Regulation
The Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act (collectively “Health Care Reform”) legislated broad-based changes to the U.S. healthcare system that could significantly impact our business operations and financial results, including higher or lower revenue, as well as higher employee medical costs and taxes. Health Care Reform imposes significant new taxes on medical device OEMs, which will result in a significant increase in the tax burden on our industry and which could have a material negative impact on our financial condition, results of operations and our cash flows. Other elements of Health Care Reform such as comparative effectiveness research, an independent payment advisory board, payment system reforms including shared savings pilots and other provisions could meaningfully change the way healthcare is developed and delivered, and may materially impact numerous aspects of our business, results of operations and financial condition. Many significant parts of Health Care Reform will be phased in over the next several years and require further guidance and clarification in the form of regulations. The new medical device tax, which was effective in 2013, increased our cost of sales by $0.5 million.

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
Valuation of goodwill and other identifiable intangible assets
When we acquire a company, we allocate the purchase price to the tangible and intangible assets we acquire and liabilities we assume based on their fair value at the date of acquisition. Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. In addition to goodwill, some of our intangible assets are considered non-amortizing intangible assets as they are expected to generate cash flows indefinitely. Goodwill and indefinite-lived intangibles are not amortized but are required to be assessed for impairment on an annual basis or more frequent if certain indicators are present. Definite-lived intangible assets are amortized over their estimated useful lives and are assessed for impairment if certain indicators are present. As discussed in Note 7 “Intangible Assets” of the Notes to Consolidated Financial Statements contained in Item 8 of this report, in connection with the realignment of the Company's operating structure in 2013, the Company reevaluated its operating and reporting segments. Beginning in the fourth quarter of 2013, the Company determined that it has two operating segments: Greatbatch Medical and QiG, and, as required, reassigned goodwill to each of these reporting units based upon their relative fair values. Fair values for the reporting units were determined using the assumptions and approach discussed below.
Assumptions/Approach Used
We base the fair value of identifiable tangible and intangible assets on detailed valuations that use information and assumptions provided by management. The fair values of intangible assets are determined using one of three valuation approaches: market, income or cost. The selection of a particular method depends on the reliability of available data and the nature of the asset. The market approach values the asset based on available market pricing for comparable assets. The income approach values the asset based on the present value of risk adjusted cash flows projected to be generated by that asset. The projected cash flows for each asset considers multiple factors from the perspective of a marketplace participant, including current revenue from existing customers, attrition trends, reasonable contract renewal assumptions, royalty rates and expected profit margins giving consideration to historical and expected margins. The cost approach values the asset by determining the current cost of replacing that asset with another of equivalent economic utility. The cost to replace the asset reflects the estimated reproduction or replacement cost, less an allowance for loss in value due to depreciation or obsolescence, with specific consideration given to economic obsolescence if indicated.

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

We do not believe that the indefinite-lived intangible assets or goodwill allocated to our Greatbatch Medical or QiG segments are at risk of failing step one of future annual impairment tests unless operating conditions significantly deteriorate, given the significant amount that our estimated fair value for these assets was in excess of their respective book values as of January 3, 2014. Examples of a significant deterioration in operating conditions for Greatbatch Medical and QiG could include the following: Greatbatch Medical - the loss of one or more significant customers, technology obsolescence, product liability claims or significant manufacturing disruption, among others. QiG - regulatory non-approval of new medical device systems, lack of market acceptance, discontinuation of significant development projects, technology obsolescence or failure of technology, among others.
Effect of Variation of Key Assumptions Used
The use of alternative valuation assumptions, including estimated cash flows and discount rates, and alternative estimated useful life assumptions could result in significant changes to our intangible asset fair value estimates. These changes in fair value estimates could impact the amount and timing of future intangible asset amortization expense and/or result in impairment losses.
We make certain estimates and assumptions that affect the expected future cash flows of our reporting units for our goodwill impairment testing. These include discount rates, terminal values and projections of future revenues and expenses. Significant changes in these estimates and assumptions could create future impairment losses to our goodwill. The assumptions used in our 2013 impairment test incorporate the information disclosed in “2014 Financial Guidance” of this section as well as other forward-looking statements made in this Management's Discussion and Analysis of Financial Condition and Results of Operations section.
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
As of January 3, 2014, we have $443.1 million of intangible assets recorded on our consolidated balance sheet representing 50% of total assets. This includes $76.1 million of amortizing intangible assets, $20.3 million of indefinite-lived intangible assets and $346.7 million of goodwill. A 1% change in the amortization of our intangible assets would change 2013 net income by approximately $0.09 million, or approximately $0.003 per diluted share.
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
A 1% change in our stock-based compensation expense would change 2013 net income by approximately $0.06 million, or approximately $0.002 per diluted share.

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
Effect of Variation of Key Assumptions Used
Variations in methods or assumptions could have a material impact on our results. If our demand forecast for specific products is greater than actual demand and we fail to reduce manufacturing output accordingly, we could be required to record additional inventory write-downs or expense a greater amount of overhead costs, which would have a negative impact on our net income. As of January 3, 2014, we have $118.4 million of inventory recorded on our consolidated balance sheet representing 13% of total assets. A 1% write-down of our inventory would change 2013 net income by approximately $0.8 million, or approximately $0.03 per diluted share.

Tangible long-lived assets
Property, plant and equipment and other tangible long-lived assets are carried at cost. The cost of property, plant and equipment is charged to depreciation expense over the estimated life of the operating assets primarily using straight-line rates. Tangible long-lived assets are subject to impairment assessment if certain indicators are present.

Assumptions/Approach Used
We assess the impairment of tangible long-lived assets when events or changes in circumstances indicate that the carrying value of the asset (asset group) may not be recoverable. Factors that we consider in deciding when to perform an impairment review include, but are not limited to: a significant decrease in the market price of the asset (asset group); a significant change in the extent or manner in which a long-lived asset (asset group) is being used or in its physical condition; a significant change in legal factors or in the business climate that could affect the value of a long-lived asset (asset group), including an action or assessment by a regulator; an accumulation of costs significantly in excess of the amount originally expected for the construction; a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset (asset group); or a current expectation that, more likely than not, a long-lived asset (asset group) will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. Recoverability potential is measured by comparing the carrying amount of the asset (asset group) to the related total future undiscounted cash flows. The projected cash flows for each asset (asset group) considers multiple factors, including current revenue from existing customers, proceeds from the sale of the asset (asset group), reasonable contract renewal assumptions, and expected profit margins giving consideration to historical and expected margins. If an asset’s (assets group’s) carrying value is not recoverable through related cash flows, the asset (asset group) is considered to be impaired. Impairment is measured by comparing the asset’s (asset group’s) carrying amount to its fair value. When it is determined that useful lives of assets are shorter than originally estimated, and there are sufficient cash flows to support the carrying value of the assets, we accelerate the rate of depreciation in order to fully depreciate the assets over their shorter useful lives.
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
As of January 3, 2014 we have $145.8 million of tangible long-lived assets recorded on our consolidated balance sheet representing 16% of total assets. A 1% write-down in our tangible long-lived assets would change 2013 net income by approximately $0.9 million, or approximately $0.04 per diluted share.

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

Effect of Variation of Key Assumptions Used
Changes could occur that would materially affect our estimates and assumptions regarding deferred taxes. Changes in current tax laws and tax rates could affect the valuation of deferred tax assets and liabilities, thereby changing the income tax provision. Also, significant declines in taxable income could materially impact the realizable value of deferred tax assets. At January 3, 2014, we had $34.1 million of gross deferred tax assets on our consolidated balance sheet and a valuation allowance of $11.7 million has been established for certain deferred tax assets as it is more likely than not that they will not be realized. A 1% change in the effective tax rate would impact the current year provision for income taxes by $0.5 million, and 2013 diluted earnings per share by $0.02 per diluted share.

Our Financial Results
We utilize a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31st. Fiscal years 2013, 2012 and 2011 ended on January 3, 2014, December 28, 2012 and December 30, 2011, respectively. Fiscal year 2013 contained fifty-three weeks. Fiscal years 2012 and 2011 each contained fifty-two weeks.

	Year Ended			2013 vs. 2012		2012 vs. 2011
	January 3, 2014	December 28, 2012	December 30, 2011	$ Change	% Change	$ Change	% Change
Dollars in thousands, except per share data
Greatbatch Medical Sales
Cardiac/ Neuromodulation	$325,412	$306,669	$303,690	$18,743	6%	$2,979	1%
Orthopaedics	130,247	122,061	140,277	8,186	7%	(18,216)	(13)%
Portable Medical	78,743	81,659	9,609	(2,916)	(4)%	72,050	N/A
Vascular	48,357	51,980	45,098	(3,623)	(7)%	6,882	15%
Energy	52,488	54,066	48,100	(1,578)	(3)%	5,966	12%
Other	25,655	27,287	22,048	(1,632)	(6)%	5,239	24%
Total Greatbatch Medical	660,902	643,722	568,822	17,180	3%	74,900	13%
QiG	3,043	2,455	—	588	24%	2,455	NA
Total sales	663,945	646,177	568,822	17,768	3%	77,355	14%
Cost of sales	444,632	444,528	388,469	104	—%	56,059	14%
Gross profit	219,313	201,649	180,353	17,664	9%	21,296	12%
Gross profit as a % of sales	33.0%	31.2%	31.7%
Selling, general and administrative expenses (SG&A)	88,107	80,992	72,548	7,115	9%	8,444	12%
SG&A as a % of sales	13.3%	12.5%	12.8%
Research, development and engineering costs, net (RD&E)	54,077	52,490	45,513	1,587	3%	6,977	15%
RD&E as a % of sales	8.1%	8.1%	8.0%
Other operating expenses, net	15,790	42,346	593	(26,556)	(63)%	41,753	NA
Operating income	61,339	25,821	61,699	35,518	138%	(35,878)	(58)%
Operating margin	9.2%	4.0%	10.8%
Interest expense	11,261	18,055	16,928	(6,794)	(38)%	1,127	7%
Interest income	—	(1)	(21)	1	(100)%	20	(95)%
(Gain) loss on cost and equity method investments, net	694	106	(4,232)	588	NA	4,338	NA
Other expense, net	546	931	632	(385)	(41)%	299	47%
Provision for income taxes	12,571	11,529	15,270	1,042	9%	(3,741)	(24)%
Effective tax rate	25.7%	171.3%	31.6%
Net income (loss)	$36,267	$(4,799)	$33,122	$41,066	NA	$(37,921)	(114)%
Net margin	5.5%	(0.7)%	5.8%
Diluted earnings (loss) per share	$1.43	$(0.20)	$1.40	$1.63	NA	$(1.60)	(114)%

Fiscal 2013 Compared with Fiscal 2012
Sales
Changes to sales by major product lines were as follows (dollars in thousands):

	Year Ended		2013 vs. 2012
	January 3, 2014	December 28, 2012	$ Change	% Change
Sales:
Greatbatch Medical
Cardiac/Neuromodulation	$325,412	$306,669	$18,743	6%
Orthopaedics	130,247	122,061	8,186	7%
Portable Medical	78,743	81,659	(2,916)	(4)%
Vascular	48,357	51,980	(3,623)	(7)%
Energy	52,488	54,066	(1,578)	(3)%
Other	25,655	27,287	(1,632)	(6)%
Total Greatbatch Medical	660,902	643,722	17,180	3%
QiG	3,043	2,455	588	24%
Total sales	$663,945	$646,177	$17,768	3%
Greatbatch Medical Sales Highlights
Total 2013 sales for Greatbatch Medical increased 3% to $660.9 million. The most significant drivers of this increase were as follows:
For 2013, our cardiac/neuromodulation sales increased 6% to $325.4 million which exceeded our expectations. During 2013, cardiac and neuromodulation sales benefited from stronger market performance and continued deepening relationships with our OEM partners. More specifically, we experienced strong growth in batteries, capacitors, leads, and assembly revenue. We continue to see an increased pace of product development opportunities from our cardiac customers. We believe that these opportunities, combined with our increased sales and marketing resources, will allow the Company to continue to grow this product line faster than the underlying market.
Orthopaedic product line sales for 2013 increased 7% compared to the same period of 2012. During the first quarter of 2013, the Company divested certain non-core orthopaedic product lines, which reduced 2013 orthopaedic revenue by approximately $15 million in comparison to the prior year. Additionally, foreign currency exchange rate fluctuations benefited orthopaedic revenue by approximately $2 million in comparison to the prior year. On an organic constant currency basis, orthopaedic product line sales increased 20% in comparison to 2012. This organic constant currency improvement was across all orthopaedic products and was above market growth rates primarily due to our increased sales and marketing efforts, customer market share gains, customer product launches, as well as the release of backlog built up as a result of our Swiss orthopaedic facility consolidation near the end of 2012.

During 2013 portable medical sales decreased $2.9 million or 4% compared to 2012. During the second half of 2013, this product line was impacted by our increased pricing discipline, which resulted in the loss of two lower margin portable medical programs accounting for approximately $9 million of revenues in 2013. We expect these factors to continue to impact the year over year comparisons for this product line for the next three quarters. We believe that we can return this product line back to historical growth once we are past this period of difficult comparisons.
For 2013, our vascular product line sales decreased $3.6 million or 7% as a result of the previously communicated voluntary recall of two vascular medical devices in the fourth quarter of 2012. We began reshipping one of these products in the fourth quarter of 2013.

QiG - QiG revenue includes sales of neural interface technology, components and systems to the neuroscience and clinical markets. The 24% revenue growth for 2013 in comparison to 2012 was primarily due to having a full year of sales from NeuroNexus, which was acquired in February 2012, as well as the higher growth characteristics of the neuroscience and clinical markets.

Gross Profit
Changes to gross profit as a percentage of sales were primarily due to the following:

2013-2012 % Point Change
Impact of Swiss consolidation(a)	0.4%
Performance-based compensation(b)	(0.5)%
Cost savings and production efficiencies(c)	2.0%
Other	(0.1)%
Total percentage point change to gross profit as a percentage of sales	1.8%

(a) Our Gross Margin benefited approximately $2.8 million from the consolidation of our Swiss orthopaedic facilities into other existing Greatbatch facilities in the first quarter of 2013. The 2012 gross profit percentage includes the negative impact of production inefficiencies at those facilities.

(b)
Amount represents higher performance-based compensation versus the prior year of approximately $3.4 million and is recorded based upon actual results achieved. Performance-based compensation is accrued based upon the level of performance achieved relative to targets set at the beginning of the year.

(c)
Our Gross Margin percentage benefited from production efficiencies gained at our manufacturing facilities as a result of our various lean and supply chain initiatives, as well as higher production volumes due to increased sales and inventory levels.

Over the long-term, we expect to see Gross Margin improvements as we leverage our organic growth across our manufacturing footprint and due to the various productivity improvement initiatives that are being implemented (See “Cost Savings and Consolidation Efforts” section of this Item). Additionally, we expect our Gross Margin to improve as more system and device level products are introduced, which typically earn a higher margin.
SG&A Expenses
Changes to SG&A expenses were primarily due to the following (in thousands):

2013-2012 $ Change
Selling and marketing(a)	$3,848
Performance-based compensation(b)	2,680
Swiss consolidation(c)	(1,359)
Other(d)	1,946
Net increase in SG&A	$7,115

(a)
Amount represents the incremental SG&A expenses related to our decision near the end of 2012 to increase selling and marketing resources to drive core business growth and sustain a pipeline, in order to achieve our 5% or better organic revenue growth performance goal.

(b)
Amount represents the change in performance-based compensation versus the prior year period and is recorded based upon the actual results achieved. Performance-based compensation is accrued based upon the level of performance achieved relative to targets set at the beginning of the year.

(c)
Amount represents the estimated impact to SG&A costs as a result of the consolidation of our Swiss orthopaedic facilities into other existing Greatbatch facilities, which was completed in the first quarter of 2013.

(d)
Amount represents various cost increases in SG&A expenses that occurred during 2013 including an additional week of operations in comparison to 2012 as the Company utilizes a fifty-two, fifty-three week fiscal year, which ends on the Friday nearest December 31st.

RD&E Expenses, Net
Net RD&E costs were as follows (in thousands):

	Year Ended
	January 3, 2014	December 28, 2012	Change
Research and development costs	$17,953	$24,071	$(6,118)
Engineering costs	44,699	38,777	5,922
Less cost reimbursements	(8,575)	(10,358)	1,783
Total RD&E, net	$54,077	$52,490	$1,587
Net RD&E for 2013 increased $1.6 million to $54.1 million. This increase was attributable to a decrease of $1.8 million in customer cost reimbursements compared to the prior year due to the timing of achievement of milestones on various projects. During the second half of 2012, we began to implement an initiative to optimize our RD&E investment. This included the reallocation of RD&E resources to higher priority projects, the postponement of some RD&E projects, as well as the decision to pursue various alternatives to monetize some of our existing intellectual property that are outside our core business. Additionally, our Swiss orthopaedic facility consolidation contributed to a reduction in RD&E expenses of $3.1 million. The benefit that was realized in 2013 from these initiatives was offset by an increase in performance-based compensation ($1.4 million), a higher level of DVT costs ($0.6 million), as well as the additional week of payroll expense incurred during 2013.
In total, net costs incurred by our QiG segment (including gross profit and SG&A), which is responsible for the development of our medical device systems, were $30.5 million for 2013 compared to $32.6 million for 2012. 2013 QiG results include $5.8 million of DVT costs incurred in connection with our development of a neuromodulation platform compared to $5.2 million for 2012. QiG’s medical device technology investment is primarily focused on successfully commercializing Algostim, which was submitted for PMA approval in December 2013.

Other Operating Expenses, Net
Other operating expenses, net were comprised of the following (in thousands):

	Year Ended
	January 3, 2014	December 28, 2012	Change
2013 operating unit realignment(a)	$5,625	$—	$5,625
Orthopaedic facility optimization(a)	8,038	32,482	(24,444)
Medical device facility optimization(a)	312	1,525	(1,213)
ERP system upgrade(a)	783	5,041	(4,258)
Acquisition and integration (income) costs(b)	(502)	1,460	(1,962)
Asset dispositions, severance and other(c)	1,534	1,838	(304)
Total other operating expenses, net	$15,790	$42,346	$(26,556)

(a)
Refer to “Cost Savings and Consolidation Efforts” section of this Item and Note 13 “Other Operating Expenses, Net” of the Notes to Consolidated Financial Statements contained in Item 8 of this report for disclosures related to the timing and level of remaining expenditures for these initiatives.

(b)
During 2013 and 2012, we incurred costs (income) related to the integration of Micro Power and NeuroNexus. These expenses were primarily for retention bonuses, travel costs in connection with integration efforts, training, severance and the change in fair value of the contingent consideration recorded in connection with these acquisitions.

(c)
During 2013 and 2012, we recorded losses in connection with various asset disposals and/or write-downs. Additionally, during 2013, we recorded a $0.9 million write-off related to our wireless sensing product line and a $0.5 million write-off of NeuroNexus IPR&D. During 2012, we incurred $1.2 million of costs related to the relocation of our global headquarters to Frisco, Texas.

We continually evaluate our operating structure in order to maximize efficiencies and drive margin expansion. Future other operating expenses are expected to be lower than the 2013 levels, but could be impacted if new consolidation and optimization initiatives are undertaken.

Interest Expense and Interest Income
Interest expense for 2013 decreased $6.8 million over 2012 due to lower discount amortization as a result of the repayment of our convertible subordinated notes during the first quarter of 2013. Additionally, interest expense decreased due to lower outstanding debt balances, and lower interest rates paid on outstanding debt. During 2013, we made net repayments of $33.3 million on long-term debt. See Note 9 “Debt” of the Notes to Consolidated Financial Statements contained in Item 8 of this report. Interest income for 2013 was relatively consistent with 2012.
(Gain) Loss on Cost and Equity Method Investments
During 2013 and 2012, we incurred losses on our cost and equity method investments. These investments are in start-up research and development companies whose fair value is highly subjective in nature and subject to future fluctuations, which could be significant. Our recorded investment in cost and equity method investments was $12.3 million at January 3, 2014.
Other Expense, Net
Other expense, net primarily includes the impact of foreign currency exchange rate fluctuations on transactions denominated in foreign currencies. We generally do not expect foreign currency exchange rate fluctuations to have a material impact on our results of operations.
Provision for Income Taxes
The effective tax rate for the year ended January 3, 2014 was 25.7%, versus 171.3% for 2012. The stand-alone U.S. component of the effective tax rate for the year ended January 3, 2014 was 30.0% versus 33.1% for 2012. This decrease was primarily attributable to $6.2 million of tax charges recorded in 2012 relating to our Swiss Orthopaedic consolidation. These charges related to the loss of our Swiss tax holiday, due to our decision in 2012 to discontinue manufacturing in Switzerland and the valuation allowance established on our Swiss deferred tax assets, as it was more likely than not that they will not be fully realized. The reinstatement of the R&D tax credit in 2013, as well as higher income in lower tax rate jurisdictions also contributed to the more favorable tax rate in 2013. The provision for income taxes for 2013 differs from the U.S. statutory rate due to the following (dollars in thousands):

	U.S.		International		Combined
	$	%	$	%	$	%
Income before provision for income taxes	$42,392		$6,446		$48,838

Provision at statutory rate	$14,837	35.0%	$2,256	35.0%	$17,093	35.0%
Federal tax credits(a)	(3,651)	(8.6)	—	—	(3,651)	(7.5)
Foreign rate differential	—	—	(348)	(5.4)	(348)	(0.7)
Uncertain tax positions	831	2.0	—	—	831	1.7
State taxes, net of federal benefit	1,147	2.7	—	—	1,147	2.3
Change in foreign tax rates(b)	—	—	(1,807)	(28.0)	(1,807)	(3.7)
Valuation allowance	176	0.4	10	0.2	186	0.4
Other	(634)	(1.5)	(246)	(3.8)	(880)	(1.8)
Provision for income taxes/effective tax rate	$12,706	30.0%	$(135)	(2.0)%	$12,571	25.7%

(a)
Amounts relate to the retroactive reinstatement of the U.S. R&D tax credit. On January 2, 2013, the President signed into law the American Taxpayer Relief Act of 2012 (the “Act”), which included a retroactive extension of the section 41 R&D tax credit that had expired on December 31, 2011. Under the Act, the R&D credit is extended for two years retroactively from January 1, 2012 through December 31, 2013. As the Act was signed into law on January 2, 2013, the effects of the change in the tax law were recognized as a financial statement event in the financial statement period that includes the date of enactment. As such, we recorded a benefit for the R&D credits earned in 2012 and 2013 through the fiscal 2013 effective tax rate.

(b) Amounts relate to the tax benefit recorded in 2013 relating to Mexican Tax Reform Package and a favorable Swiss tax ruling. On December 12, 2013, the 2014 Mexican Tax Reform Package took effect. This tax reform repealed the previous Mexican income tax law, including the flat tax regime and tax consolidation. The Mexican corporate income tax rate of 30% will be maintained. As such, for U.S. GAAP purposes, the deferred tax items, historically carried at the 17% flat tax rate, were adjusted to reflect a carrying value of 30%. Since our Mexican subsidiary was in an overall deferred tax asset position as of the enactment date the adjustment to 30% resulted in an overall deferred tax benefit which was recorded in 2013. In addition, during 2013, our Swiss subsidiary filed for a tax ruling requesting a reduced income tax rate in Switzerland. We received an approved ruling in December 2013 effectively reducing the Swiss tax rate from 22.6% to approximately 9.3% depending on jurisdictional mix of revenues and expenditures. As such, the carrying value of the deferred taxes, which reflected a net deferred tax liability position as of the date of enactment, have been adjusted to reflect the rate reduction. The adjusted carrying value resulted in a reduction to the deferred tax liability and a corresponding deferred tax benefit.
There is a potential for volatility of the effective tax rate due to several factors, including changes in the mix of pre-tax income and the jurisdictions to which it relates, business acquisitions, settlements with taxing authorities and foreign currency exchange rate fluctuations. In addition, we continue to explore tax planning opportunities that may have a material impact on our effective tax rate.
We believe it is reasonably possible that a reduction of up to $0.1 million of the balance of our unrecognized tax benefits may occur within the next twelve months as a result of the expiration of applicable statutes of limitation and potential audit settlements, which would positively impact the effective tax rate in the period of reduction.

Fiscal 2012 Compared with Fiscal 2011
Sales
Changes to sales by major product lines were as follows (dollars in thousands):

	Year Ended		2012 vs. 2011
	December 28, 2012	December 30, 2011	$ Change	% Change
Sales:
Greatbatch Medical
Cardiac/Neuromodulation	$306,669	$303,690	$2,979	1%
Orthopaedics	122,061	140,277	(18,216)	(13)%
Portable Medical	81,659	9,609	72,050	N/A
Vascular	51,980	45,098	6,882	15%
Energy	54,066	48,100	5,966	12%
Other	27,287	22,048	5,239	24%
Total Greatbatch Medical	643,722	568,822	74,900	13%
QiG	2,455	—	2,455	N/A
Total sales	$646,177	$568,822	$77,355	14%

Greatbatch Medical Sales Highlights
Total 2012 sales for Greatbatch Medical increased 13% to $643.7 million. The most significant drivers of this increase were as follows:
For 2012, our cardiac/neuromodulation sales increased 1% to $306.7 million. During 2012, cardiac and neuromodulation sales benefited from further adoption of our Q series batteries partially offset by the timing of customer inventory builds and product launches between 2011 and 2012.
Orthopaedic product line sales for 2012 declined 13% compared to the same period of 2011. On an organic constant currency basis, orthopaedic sales declined 8% for 2012 as foreign currency exchange rate fluctuations decreased orthopaedic revenue by approximately $6 million. The remaining decline in 2012 orthopaedic sales was a result of price concessions provided to customers, as well as fewer customer product launches and development opportunities due to operational issues at our Swiss orthopaedic facilities, which were aggressively addressed in 2012. In addition to the consolidation of manufacturing, during 2012, we also streamlined our Swiss orthopaedic product line offerings. This included the sale of several non-core product lines to an independent third party near the end of the year, which closed in early 2013.
The portable medical, energy and other 2012 sales increased $83.3 million to $163.0 million. These sales included $82.4 million of incremental revenue related to the acquisition of Micro Power in December 2011. On an organic basis, revenue from these product lines were consistent with the prior year. During 2012, the Micro Power acquisition benefited from successful product launches into the portable medical market.

For 2012, our vascular product line sales increased 15% to $52.0 million. This increase was primarily attributable to growth in the underlying market and market share gains. Additionally, vascular revenue for the year included $6.6 million from sales of medical devices that were developed under the Greatbatch name compared to $4.5 million for 2011, an increase of 47%.

QiG - 2012 revenue includes sales from NeuroNexus Technologies, Inc., which was acquired in February 2012.

Gross Profit
Changes to gross profit as a percentage of sales were primarily due to the following:

2012-2011 % Point Change
Impact of acquisitions(a)	(1.2)%
Excess capacity & Swiss production inefficiencies(b)	(1.6)%
Volume and productivity(c)	2.2%
Performance-based compensation(d)	0.4%
Selling price(e)	(0.5)%
Other	0.2%
Total percentage point change to gross profit as a percentage of sales	(0.5)%

(a)
Our gross profit percentage was impacted by the acquisition of Micro Power in December 2011, which had a lower gross margin percentage due to its higher percentage of material costs in comparison to our legacy businesses. Additionally, during 2012 we recognized $0.5 million of inventory step-up amortization in connection with this acquisition.

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

(c)
Our gross profit percentage benefited from higher sales volumes, primarily cardiac and vascular, as well as production efficiencies gained at our manufacturing facilities as a result of our various lean and supply chain initiatives.

(d)
Amount represents the change in performance-based compensation versus the prior year and is recorded based upon the actual results achieved. Performance-based compensation is accrued based upon the level of performance achieved relative to targets set at the beginning of the year.

(e)	Our gross profit percentage has been negatively impacted in comparison to the prior year by price concessions given to our larger OEM customers in exchange for long-term contracts.
SG&A Expenses
Changes to SG&A expenses were primarily due to the following (in thousands):

2012-2011 $ Change
Impact of acquisitions(a)	$9,552
Professional and consulting expense(b)	743
Medical device strategy communication(c)	(501)
Other(d)	(1,350)
Net increase in SG&A	$8,444

(a) Amount represents the incremental SG&A expenses in 2012 related to the acquisition of Micro Power and NeuroNexus.
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
RD&E Expenses, Net
Net RD&E costs were as follows (in thousands):

	Year Ended
	December 28, 2012	December 30, 2011	Change
Research and development costs	$24,071	$19,014	$5,057
Engineering costs	38,777	35,472	3,305
Less cost reimbursements	(10,358)	(8,973)	(1,385)
Total RD&E, net	$52,490	$45,513	$6,977
Net RD&E for 2012 increased $7.0 million to $52.5 million. Approximately $2.6 million of this increase was a result of the operations from our recent acquisitions. Additionally, $3.2 million of this increase can be attributed to the RD&E investment in the development of complete medical devices, which totaled $24.8 million for 2012 compared to $21.6 million for 2011. In total, net medical device costs incurred by our QiG segment (including gross profit and SG&A) were $32.6 million for 2012 compared to $27.3 million for 2011. 2012 QiG results include $5.2 million of DVT costs incurred in connection with our development of a neuromodulation platform compared to $5.1 million for 2011.
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

Other Operating Expenses, Net
Other operating expenses, net were comprised of the following (in thousands):

	Year Ended
	December 28, 2012	December 30, 2011	Change
Orthopaedic facility optimization(a)	$32,482	$425	$32,057
Medical device facility optimization(a)	1,525	—	1,525
ERP system upgrade(a)	5,041	—	5,041
Acquisition and integration costs(b)	1,460	—	1,460
Asset dispositions, severance and other(c)	1,838	168	1,670
Total other operating expenses, net	$42,346	$593	$41,753

(a)
Refer to “Cost Savings and Consolidation Efforts” section of this Item and Note 13 “Other Operating Expenses, Net” of the Notes to Consolidated Financial Statements contained in Item 8 of this report for disclosures related to the timing and level of remaining expenditures for these initiatives.

(b)
During 2012, we incurred costs related to the integration of Micro Power and NeuroNexus. These expenses were primarily for retention bonuses, travel costs in connection with integration efforts, and severance.

(c)
During 2012 and 2011, we recorded write-downs in connection with various asset disposals, net of insurance proceeds received, if any. Additionally, during 2012, we incurred $1.2 million of costs related to the relocation of our global headquarters to Frisco, Texas. During 2011, we incurred $0.6 million of acquisition related costs in connection with our purchase of Micro Power.

Interest Expense and Interest Income
Interest expense for 2012 increased $1.1 million over 2011 due to the increased discount amortization related to our convertible notes, which was being amortized utilizing the effective interest method. See Note 9 “Debt” of the Notes to Consolidated Financial Statements contained in Item 8 of this report. Interest income for 2012 was relatively consistent with 2011.
(Gain) Loss on Cost and Equity Method Investments
In 2011, we sold our cost method investment in IntElect Medical, Inc. (“IntElect”) in conjunction with Boston Scientific’s acquisition of IntElect. We obtained our ownership interest in IntElect through our acquisition of BIOMEC, Inc. in 2007 and two subsequent additional investments. This transaction resulted in a pre-tax gain of $4.5 million. During 2012 and 2011, we recognized impairment charges related to our cost and equity method investments of $0.1 million and $0.3 million, respectively.
Other Expense, Net
Other expense, net primarily includes the impact of foreign currency exchange rate fluctuations on transactions denominated in foreign currencies.
Provision for Income Taxes
The effective tax rate for 2012 was 171.3% versus 31.6% for 2011. The stand-alone U.S. component of the effective tax rate for the year ended December 28, 2012 was 33.1% versus 31.5% for 2011. The fluctuation between the overall rate between 2012 and 2011 is primarily attributable to approximately $6.2 million of tax charges (approximately 92% increase in our effective tax rate) recorded in connection with our Swiss orthopaedic restructuring. These charges relate to the loss of our Swiss tax holiday, due to our 2012 decision to transfer manufacturing out of Switzerland, as well as the establishment of a valuation allowance on a portion of our Swiss deferred tax assets as it is more likely than not that they will not be fully realized. Additionally, our 2012 effective tax rate reflects the impact of approximately $31.3 million of losses resulting from our Swiss restructuring, the benefit of which are recorded at the lower Swiss effective tax rate, thus giving rise to an approximate 57% increase in the overall effective tax rate of the Company. See Note 14 “Income Taxes” of the Notes to the Consolidated Financial Statements contained in Item 8 of this report for a reconciliation of the U.S. statutory rate to our effective tax rate.

Liquidity and Capital Resources

	At
(Dollars in thousands)	January 3, 2014	December 28, 2012
Cash and cash equivalents	$35,465	$20,284
Working capital	$190,731	$176,376
Current ratio	3.08	2.92
The increase in cash and cash equivalents from December 28, 2012 is due primarily to operating income earned during 2013. Excluding estimated tax payments made in 2013 of $28.8 million relating to the retirement of our convertible subordinated notes, we generated $85.5 million of cash flows from operations as compared to $64.8 million in 2012. These increases were partially offset by maintenance level property, plant and equipment purchases of $18.6 million, as well as net repayments made on our long-term debt of $33.3 million. This increase in cash, as well as our increased working capital levels in anticipation of higher sales and critical raw material purchases, were the primary drivers behind our current ratio increase. Of the $35.5 million of cash on hand as of January 3, 2014, $5.6 million is being held at our foreign subsidiaries and is considered permanently reinvested.
Revolving Line of Credit – In September 2013, we amended and extended our credit facility (the “Credit Facility”), which consists of a $300 million revolving line of credit (the “Revolving Credit Facility”), a $200 million term loan (the “Term Loan”), a $15 million letter of credit subfacility, and a $15 million swingline subfacility. The Credit Facility can be increased by $200 million upon the Company's request and approval by the lenders. The Revolving Credit Facility has a maturity date of September 20, 2018, which may be extended to September 20, 2019 upon notice by us and subject to certain conditions. The principal of the Term Loan is payable in quarterly installments as specified in the Credit Facility until its maturity date of September 20, 2019 when the unpaid balance is due in full.
The Credit Facility is supported by a consortium of fifteen banks with no bank controlling more than 18% of the facility. As of January 3, 2014, each bank supporting the Credit Facility has an S&P credit rating of at least BBB or better, which is considered investment grade.

The Credit Facility requires us to maintain a rolling four quarter ratio of adjusted EBITDA to interest expense of at least 3.0 to 1.0. For the twelve month period ended January 3, 2014, our ratio of adjusted EBITDA to interest expense, calculated in accordance with our credit agreement, was 22.4 to 1.00, well above the required limit. The Credit Facility also requires us to maintain a total leverage ratio of not greater than 4.5 to 1.0 and not greater than 4.25 to 1.0 after January 2, 2016. As of January 3, 2014, our total leverage ratio, calculated in accordance with our credit agreement, was 1.53 to 1.00, well below the required limit.
The Credit Facility contains customary events of default. Upon the occurrence and during the continuance of an event of default, a majority of the lenders may declare the outstanding advances and all other obligations under the Credit Facility immediately due and payable. See Note 9 “Debt” of the Notes to Consolidated Financial Statements contained in Item 8 of this report.
As of January 3, 2014, we had $300 million of borrowing capacity available under the Credit Facility. This amount may vary from period to period based upon our debt and EBITDA levels, which impacts the covenant calculations discussed above. We believe that our cash flow from operations and the Credit Facility provide adequate liquidity to meet our short- and long-term funding needs.
Operating activities – Cash flows from operating activities for 2013 were $56.8 million compared to $64.8 million for 2012. During 2013, we made estimated tax payments related to the retirement of our convertible subordinated notes of $28.8 million. Refer to Note 9 “Debt” contained in Item 8 of this report for further discussion. Excluding these tax payments, cash flow from operations totaled $85.5 million. This increase in adjusted cash flow from operations as compared to 2012 is a result of a higher level of cash operating income partially offset by higher working capital levels in anticipation of higher sales and critical raw material purchases. During 2013, we reduced our receivable balances by $7.2 million and continue to remain focused on cash flow generation.
Investing activities – Net cash used in investing activities for 2013 was $18.3 million compared to $59.8 million for 2012. This was net of $4.7 million of proceeds received from the sale of our Swiss orthopaedic product lines, which closed during the first quarter of 2013. The decrease in cash used in investing activities from 2012 primarily relates to a decline in capital expenditures of $22.5 million from 2012 due to the completion of various consolidation and optimization initiatives discussed in the “Cost Savings and Consolidation Efforts” section of this Item (primarily the construction of our Fort Wayne facility which was completed in 2012). Additionally, the Company made $17.2 million of cash payments in 2012 related to its acquisitions. Our current expectation is that capital spending for 2014 will be in the range of $25 million to $35 million, of which approximately half is discretionary in nature. We anticipate that cash on hand, cash flows from operations and availability under our Credit Facility will be sufficient to fund these capital expenditures. As part of our growth strategy, we have and will continue to consider targeted and opportunistic acquisitions.
Financing activities – Net cash used in financing activities for 2013 was $23.4 million compared to $21.5 million for the prior year period. During 2013, we made $33.3 million of net long-term debt repayments as compared to $22.0 million in 2012 as cash flows from operations was significantly higher than our cash used in investing activities. These net repayments were partially offset by $12.8 million of cash received from the issuance of common stock under our stock-based compensation plans (i.e. exercise of stock options) versus $1.3 million in 2012 due to our higher stock price in 2013.
Capital Structure – As of January 3, 2014, our capital structure consisted of $197.5 million of debt outstanding on our term loan and 24.4 million shares of common stock outstanding. Additionally, we had $35.5 million in cash and cash equivalents, which we believe is sufficient to meet our short-term operating cash needs. If necessary, we have available borrowing capacity under our Credit Facility and are authorized to issue 100 million shares of common stock and 100 million shares of preferred stock. We believe that if needed we can access public markets to raise additional capital. We believe that our capital structure provides adequate funding to meet our growth objectives. We continuously evaluate our capital structure as it relates to our anticipated long-term funding needs. Changes to our capital structure may occur as a result of this analysis, or changes in market conditions. Going forward, we expect excess cash flow from operations to be used to fund our remaining consolidation initiatives, potential acquisitions and to pay down outstanding debt.
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

Contractual Obligations
The following table summarizes our contractual obligations at January 3, 2014:

	Payments due by period
CONTRACTUAL OBLIGATIONS	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt obligations(a)	$221,466	$14,928	$36,772	$48,083	$121,683
Operating lease obligations(b)	17,347	5,268	8,688	2,455	936
Purchase obligations(b)	24,427	17,118	4,109	3,140	60
Foreign currency contracts(b)	14,000	14,000	—	—	—
Defined benefit plan obligations(c)	1,657	381	127	239	910
Total contractual obligations	$278,897	$51,695	$49,696	$53,917	$123,589

(a)
Includes the annual interest expense on the $197.5 million outstanding on our Term Loan based upon the period end weighted average interest rate of 1.87%, which includes the impact of our interest rate swap agreement. Also includes $6.2 million of deferred federal and state taxes on our convertible subordinated notes that will be due between 2014 and 2018. See Note 9 “Debt” of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

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

This table does not reflect $1.9 million of unrecognized tax benefits as we are uncertain as to if or when such amounts may be settled. Refer to Note 14 “Income Taxes” of the Notes to Consolidated Financial Statements in Item 8 of this report for additional information about these unrecognized tax benefits.
We self-fund the medical insurance coverage provided to our U.S. based employees. We limit our risk through the use of stop loss insurance. As of January 3, 2014, we had $1.6 million accrued related to our self-insurance obligations under our medical plan. This accrual is recorded in Accrued Expenses in the Consolidated Balance Sheet, and is primarily based upon claim history. For 2014, we have specific stop loss coverage per associate for claims in the year exceeding $225 thousand per associate with no annual maximum aggregate stop loss coverage. This table does not reflect any potential future payments for self-insured medical claims.
We were a member of a group self-insurance trust that provided workers’ compensation benefits to our employees in Western New York (the “Trust”). During 2011, we were notified by the Trust of its intention to cease operations and were assessed $0.6 million as an estimate of our pro-rata share of future costs related to the Trust. This amount was accrued and paid in 2011. In 2013 and 2012 we utilized traditional insurance to provide workers’ compensation benefits to our employees. Based on actual experience, we could receive a refund or be assessed additional contributions for workers’ compensation claims as each participating organization has joint and several liability for Trust obligations if the assets of the Trust are not sufficient to cover those obligations.

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
Impact of Recently Issued Accounting Standards
In the normal course of business, we evaluate all new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”), SEC, Emerging Issues Task Force (“EITF”), American Institute of Certified Public Accountants (“AICPA”) or other authoritative accounting bodies to determine the potential impact they may have on our Consolidated Financial Statements. See Note 1 “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements contained in Item 8 of this report for additional information about these recently issued accounting standards and their potential impact on our financial condition or results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency – We have operations in France, Mexico and Switzerland, which expose the Company to foreign currency exchange rate fluctuations due to transactions denominated in Euros, Mexican pesos and Swiss francs, respectively. We continuously evaluate our foreign currency risk and will take action from time to time in order to best mitigate these risks, which includes the use of various derivative instruments such as forward currency exchange rate contracts. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency exposures would have had an impact of approximately $8 million on our annual sales. This amount is not indicative of the hypothetical net earnings impact due to offsetting impacts on cost of sales and operating expenses in those currencies. We estimate that foreign currency exchange rate fluctuations during 2013 increased sales in comparison to 2012 by approximately $2 million.
In 2013, we entered into a forward contracts to purchase 8.4 million and 7.0 million Mexican pesos per month beginning in January 2014 through December 2014 at an exchange rate of $0.0767 per peso and $0.0752 per peso, respectively. These contracts were entered into in order to hedge the risk of peso-denominated payments associated with a portion of the operations at our Tijuana, Mexico facility for 2014 and are being accounted for as cash flow hedges.
As of January 3, 2014, these contracts had a negative fair value of $0.1 million, which is recorded within Accrued Expenses in the Consolidated Balance Sheet. The amount recorded as a reduction of Cost of Sales during 2013 related to these forward contracts was $1.2 million. No portion of the change in fair value of our foreign currency contracts during 2013 was considered ineffective.
We translate all assets and liabilities of our foreign operations, where the U.S. dollar is not the functional currency, at the period-end exchange rate and translate sales and expenses at the average exchange rates in effect during the period. The net effect of these translation adjustments is recorded in the Consolidated Financial Statements as Comprehensive Income (Loss). The translation adjustment for 2013 was a $1.5 million gain. Translation adjustments are not adjusted for income taxes as they relate to permanent investments in our foreign subsidiaries. Net foreign currency transaction gains and losses included in Other Expense, Net amounted to a loss of $0.1 million for 2013. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency net assets would have had an impact of approximately $8.4 million on our foreign net assets as of January 3, 2014.
Interest Rates – Interest rates on our Credit Facility reset, at our option, based upon the prime rate or LIBOR rate, thus subjecting us to interest rate risk. To help offset this risk, from time to time, we enter into receive floating-pay fixed interest rate swaps indexed to the same applicable index rate as the debt it is hedging. In October 2012 we entered into a three-year $150 million interest rate swap, which amortizes $50 million per year beginning in 2014 and became effective during the first quarter of 2013. Under terms of the contract, we receive a floating interest rate indexed to the one-month LIBOR rate and pay a fixed interest rate of 0.573%. This swap was entered into in order to hedge against potential changes in cash flows on our outstanding variable-rate debt, which is also indexed to the one-month LIBOR rate. The receive variable leg of the interest rate swap and the variable rate paid on the debt is expected to have the same rate of interest, excluding the credit spread, and reset and pay interest on the same dates. This swap is accounted for as a cash flow hedge.

As of January 3, 2014, we had $197.5 million outstanding on our Credit Facility, of which $150 million is currently being hedged. See Note 9 “Debt” of the Notes to the Consolidated Financial Statements in Item 8 of this report for additional information about our outstanding debt. A hypothetical one percentage point (100 basis points) change in the LIBOR rate on the $47.5 million of unhedged floating rate debt outstanding at January 3, 2014 would have an impact of approximately $0.5 million on our interest expense.

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
As of January 3, 2014, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of January 3, 2014 is effective.
The effectiveness of internal control over financial reporting as of January 3, 2014 has been audited by Deloitte & Touche LLP, the Company’s independent registered public accounting firm.
Dated: March 4, 2014

/s/ Thomas J. Hook	/s/ Michael Dinkins
Thomas J. Hook	Michael Dinkins
President & Chief Executive Officer	Executive Vice President & Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Greatbatch, Inc.
Frisco, Texas

We have audited the internal control over financial reporting of Greatbatch, Inc. and subsidiary (the “Company”) as of January 3, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2014, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 3, 2014 of the Company and our report dated March 4, 2014 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Williamsville, New York
March 4, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Greatbatch, Inc.
Frisco, Texas

We have audited the accompanying consolidated balance sheets of Greatbatch, Inc. and subsidiary (the “Company”) as of January 3, 2014 and December 28, 2012, and the related consolidated statements of operations and comprehensive income (loss), cash flows, and stockholders' equity for each of the three years in the period ended January 3, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 3, 2014 and December 28, 2012, and the results of their operations and their cash flows for each of the three years in the period ended January 3, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of January 3, 2014, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Williamsville, New York
March 4, 2014

GREATBATCH, INC.
CONSOLIDATED BALANCE SHEETS

	At
(in thousands except share and per share data)	January 3, 2014	December 28, 2012
ASSETS
Current assets:
Cash and cash equivalents	$35,465	$20,284
Accounts receivable, net of allowance for doubtful accounts of $2.0 million in 2013 and $2.4 million in 2012	113,679	120,923
Inventories	118,358	106,612
Refundable income taxes	2,306	—
Deferred income taxes	6,008	7,678
Prepaid expenses and other current assets	6,717	12,636
Total current assets	282,533	268,133
Property, plant and equipment, net	145,773	150,893
Amortizing intangible assets, net	76,122	87,345
Indefinite-lived intangible assets	20,288	20,828
Goodwill	346,656	349,035
Deferred income taxes	2,933	2,534
Other assets	16,398	11,107
Total assets	$890,703	$889,875
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$46,508	$45,274
Income taxes payable	—	94
Deferred income taxes	613	874
Accrued expenses	44,681	45,515
Total current liabilities	91,802	91,757
Long-term debt	197,500	225,414
Deferred income taxes	52,012	82,462
Other long-term liabilities	7,334	9,382
Total liabilities	348,648	409,015
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value, authorized 100,000,000 shares; no shares issued or outstanding in 2013 or 2012	—	—
Common stock, $0.001 par value, authorized 100,000,000 shares; 24,459,153 shares issued and 24,422,555 shares outstanding in 2013; 23,731,570 shares issued and 23,711,838 shares outstanding in 2012	24	24
Additional paid-in capital	344,915	320,618
Treasury stock, at cost, 36,598 shares in 2013 and 19,732 shares in 2012	(1,232)	(452)
Retained earnings	183,990	147,723
Accumulated other comprehensive income	14,358	12,947
Total stockholders’ equity	542,055	480,860
Total liabilities and stockholders’ equity	$890,703	$889,875
The accompanying notes are an integral part of these consolidated financial statements.

GREATBATCH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Year Ended
(in thousands except per share data)	January 3, 2014	December 28, 2012	December 30, 2011
Sales	$663,945	$646,177	$568,822
Cost of sales	444,632	444,528	388,469
Gross profit	219,313	201,649	180,353
Operating expenses:
Selling, general and administrative expenses	88,107	80,992	72,548
Research, development and engineering costs, net	54,077	52,490	45,513
Other operating expenses, net	15,790	42,346	593
Total operating expenses	157,974	175,828	118,654
Operating income	61,339	25,821	61,699
Interest expense	11,261	18,055	16,928
Interest income	—	(1)	(21)
Loss (gain) on cost and equity method investments, net	694	106	(4,232)
Other expense, net	546	931	632
Income before provision for income taxes	48,838	6,730	48,392
Provision for income taxes	12,571	11,529	15,270
Net income (loss)	$36,267	$(4,799)	$33,122
Earnings (loss) per share:
Basic	$1.51	$(0.20)	$1.42
Diluted	$1.43	$(0.20)	$1.40
Weighted average shares outstanding:
Basic	23,991	23,584	23,258
Diluted	25,323	23,584	23,636
Comprehensive Income (Loss)
Net income (loss)	$36,267	$(4,799)	$33,122
Other comprehensive income (loss):
Foreign currency translation gain (loss)	1,521	1,905	(704)
Net change in cash flow hedges, net of tax	(382)	428	(271)
Defined benefit plan liability adjustment, net of tax	272	1,685	(566)
Other comprehensive income (loss)	1,411	4,018	(1,541)
Comprehensive income (loss)	$37,678	$(781)	$31,581
The accompanying notes are an integral part of these consolidated financial statements.

GREATBATCH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
(in thousands)	January 3, 2014	December 28, 2012	December 30, 2011
Cash flows from operating activities:
Net income (loss)	$36,267	$(4,799)	$33,122
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	35,966	46,368	36,306
Debt related amortization included in interest expense	6,366	12,557	11,389
Stock-based compensation	14,101	10,904	12,082
(Gain) loss on cost and equity method investments, net	694	106	(4,232)
Other non-cash (gains) losses, net	255	10,788	(676)
Deferred income taxes	(29,856)	5,733	8,776
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	7,379	(18,834)	(13,477)
Inventories	(11,508)	(7,481)	(2,139)
Prepaid expenses and other assets	(353)	1,253	(590)
Accounts payable	1,307	5,757	4,236
Accrued expenses	(1,176)	1,459	3,678
Income taxes payable	(2,687)	1,020	1,446
Net cash provided by operating activities	56,755	64,831	89,921
Cash flows from investing activities:
Proceeds from sale of orthopaedic product lines	4,746	—	—
Acquisition of property, plant and equipment	(18,558)	(41,069)	(22,489)
Proceeds from sale of property, plant and equipment	310	396	212
Proceeds from (purchase of) cost and equity method investments, net	(3,732)	(1,887)	10,315
Acquisitions, net of cash acquired	—	(17,224)	(66,493)
Other investing activities, net	(1,050)	(3)	(1,934)
Net cash used in investing activities	(18,284)	(59,787)	(80,389)
Cash flows from financing activities:
Principal payments of long-term debt	(458,282)	(32,000)	(40,000)
Proceeds from issuance of long-term debt	425,000	10,000	45,000
Issuance of common stock	12,807	1,263	2,401
Payment of debt issuance costs	(2,802)	—	(2,213)
Other financing activities, net	(81)	(717)	(1,500)
Net cash provided by (used in) financing activities	(23,358)	(21,454)	3,688
Effect of foreign currency exchange rates on cash and cash equivalents	68	186	405
Net increase (decrease) in cash and cash equivalents	15,181	(16,224)	13,625
Cash and cash equivalents, beginning of year	20,284	36,508	22,883
Cash and cash equivalents, end of year	$35,465	$20,284	$36,508
The accompanying notes are an integral part of these consolidated financial statements.

GREATBATCH, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
(in thousands)	Shares	Amount		Shares	Amount
At December 31, 2010	23,319	$23	$298,405	(63)	$(1,469)	$119,400	$10,470	$426,829
Stock-based compensation	—	—	7,037	—	—	—	—	7,037
Net shares issued under stock incentive plans	147	—	1,891	3	82	—	—	1,973
Income tax liability from stock options, restricted stock and restricted stock units	—	—	(137)	—	—	—	—	(137)
Net income	—	—	—	—	—	33,122	—	33,122
Total other comprehensive loss, net	—	—	—	—	—	—	(1,541)	(1,541)
At December 30, 2011	23,466	23	307,196	(60)	(1,387)	152,522	8,929	467,283
Stock-based compensation	—	—	9,019	—	—	—	—	9,019
Net shares issued under stock incentive plans	103	—	663	1	24	—	—	687
Income tax liability from stock options, restricted stock and restricted stock units	—	—	(141)	—	—	—	—	(141)
Shares contributed to 401(k) Plan	163	1	3,881	39	911	—	—	4,793
Net loss	—	—	—	—	—	(4,799)	—	(4,799)
Total other comprehensive income, net	—	—	—	—	—	—	4,018	4,018
At December 28, 2012	23,732	24	320,618	(20)	(452)	147,723	12,947	480,860
Stock-based compensation	—	—	9,333	—	—	—	—	9,333
Net shares issued (acquired) under stock incentive plans	636	—	12,245	(17)	(780)	—	—	11,465
Income tax benefit from stock options, restricted stock and restricted stock units	—	—	242	—	—	—	—	242
Shares contributed to 401(k) Plan	91	—	2,477	—	—	—	—	2,477
Net income	—	—	—	—	—	36,267	—	36,267
Total other comprehensive income, net	—	—	—	—	—	—	1,411	1,411
At January 3, 2014	24,459	$24	$344,915	(37)	$(1,232)	$183,990	$14,358	$542,055
The accompanying notes are an integral part of these consolidated financial statements.

GREATBATCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation – The consolidated financial statements include the accounts of Greatbatch, Inc. and its wholly owned subsidiary Greatbatch Ltd. (collectively, the “Company” or “Greatbatch”). All intercompany balances and transactions have been eliminated in consolidation.
Nature of Operations – In connection with the realignment of the Company's operating structure in 2013 to optimize profitable growth, which included changing the Company's management and reporting structure, the Company reevaluated its operating and reporting segments. Beginning in the fourth quarter of 2013, the Company determined that it has two reportable segments: Greatbatch Medical and QiG Group (“QiG”). As required, the Company reclassified certain prior year amounts to conform them to the current year presentation, including goodwill, segment operating income (loss), segment depreciation and amortization, segment assets and sales categorizations. See Note 13 “Other Operating Expenses, Net” and Note 19 “Business Segment, Geographic and Concentration Risk Information” for further discussion on these changes. Greatbatch Medical designs and manufactures products where Greatbatch either owns the intellectual property or has unique manufacturing and assembly expertise and includes the financial results of the former Implantable Medical and Electrochem Solutions (“Electrochem”) segments, excluding QiG. These products include medical devices and components for the cardiac, neuromodulation, orthopaedics, portable medical, vascular and energy markets among others. The Greatbatch Medical segment also offers value-added assembly and design engineering services for medical devices that utilize its component products.
QiG focuses on developing medical device systems for some of healthcare’s most pressing challenges and reflects Greatbatch’s strategic evolution of its product offerings in order to raise the growth and profitability profile of the Company. Through the research and development professionals in QiG, the Company is now investing in three areas - new medical device systems commercialization, collaborative programs with OEM customers, and strategic equity positions in start-up companies - to grow a diversified and distinctive portfolio. These medical device systems developed by QiG are manufactured by Greatbatch Medical.
The Company's customers include large multi-national original equipment manufacturers (“OEMs”).
Fiscal Year End – The Company utilizes a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31st. Fiscal years 2013, 2012 and 2011 ended on January 3, 2014, December 28, 2012 and December 30, 2011, respectively. Fiscal year 2013 contained fifty-three weeks. Fiscal years 2012 and 2011 each contained fifty-two weeks.
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

GREATBATCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Cash and Cash Equivalents – Cash and cash equivalents consist of cash and highly liquid, short-term investments with maturities at the time of purchase of three months or less. The carrying amount of cash and cash equivalents approximated their fair value as of January 3, 2014 and December 28, 2012 based upon the short-term nature of these instruments.
Concentration of Credit Risk – Financial instruments that potentially subject the Company to concentration of credit risk consist principally of accounts receivable. A significant portion of the Company’s sales are to three customers, all in the medical device industry, and, as such, the Company is directly affected by the condition of those customers and that industry. However, the credit risk associated with trade receivables is partially mitigated due to the stability of those customers. The Company performs on-going credit evaluations of its customers. Note 19 “Business Segment, Geographic and Concentration Risk Information” contains information on sales and accounts receivable for these customers. The Company maintains cash deposits with major banks, which from time to time may exceed insured limits. The Company performs on-going credit evaluations of its banks.
Allowance for Doubtful Accounts – The Company provides credit, in the normal course of business, to its customers in the form of trade receivables. Credit is extended based on evaluation of a customer’s financial condition and collateral is not required. The Company maintains an allowance for those customer receivables that it does not expect to collect. The Company accrues its estimated losses from uncollectable accounts receivable to the allowance based upon recent historical experience, the length of time the receivable has been outstanding and other specific information as it becomes available. Provisions to the allowance for doubtful accounts are charged to current operating expenses. Actual losses are charged against this allowance when incurred. The carrying amount of trade receivables approximated their fair value as of January 3, 2014 based upon the short-term nature of these assets.
Inventories – Inventories are stated at the lower of cost, determined using the first-in first-out method, or market. Write-downs for excess, obsolete or expired inventory are based primarily on how long the inventory has been held as well as estimates of forecasted net sales of that product. A significant change in the timing or level of demand for products may result in recording additional write-downs for excess, obsolete or expired inventory in the future. Note 4 “Inventories” contains additional information on the Company’s inventory.
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

GREATBATCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Other Long-Term Assets – Other long-term assets includes deferred financing fees incurred in connection with the Company’s issuance of its convertible subordinated notes and credit facility. These fees are amortized to Interest Expense using the effective interest method over the period from the date of issuance to the put option date (if applicable) or the maturity date, whichever is earlier. The amortization of deferred fees is included in Debt Related Amortization Included in Interest Expense in the Consolidated Statements of Cash Flows. Note 9 “Debt” contains additional information on the Company’s deferred financing fees.
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

GREATBATCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The carrying amount of the conversion option was recorded in Additional Paid-In Capital with an offset to Long-Term Debt and was amortized using the effective interest method over the period from the date of issuance to the maturity date. Deferred financing fees incurred in connection with the issuance of CSN, were allocated proportionally to the proceeds of the liability and equity components. The deferred financing fees allocated to the debt component were amortized using the effective interest method over the period from the date of issuance to the maturity date. The deferred financing fees allocated to the equity component were recorded as an offset to Additional Paid-In Capital. The amortization of discount and deferred fees related to the Company’s convertible debt instruments is included in Debt Related Amortization Included in Interest Expense in the Consolidated Statements of Cash Flows. See Note 9 “Debt” for additional information.
Derivative Financial Instruments – The Company recognizes all derivative financial instruments in its consolidated financial statements at fair value. Changes in the fair value of derivative instruments are recorded in earnings unless hedge accounting criteria are met. The Company designates its interest rate swap (See Note 9 “Debt”) and foreign currency contracts (See Note 15 “Commitments and Contingencies”) entered into as cash flow hedges. The effective portion of the changes in fair value of these cash flow hedges is recorded each period, net of tax, in Accumulated Other Comprehensive Income until the related hedged transaction occurs. Any ineffective portion of the changes in fair value of these cash flow hedges is recorded in earnings. In the event the hedged cash flow for forecasted transactions does not occur, or it becomes probable that they will not occur, the Company would reclassify the amount of any gain or loss on the related cash flow hedge to income (expense) at that time. Cash flows related to these derivative financial instruments are included in cash flows from operating activities.
Revenue Recognition – The Company recognizes revenue when it is realized or realizable and earned. This occurs when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, the buyer is obligated to pay us (i.e., not contingent on a future event), the risk of loss is transferred, there is no obligation of future performance, collectability is reasonably assured and the amount of future returns can reasonably be estimated. With regards to the Company’s customers (including distributors), those criteria are met at the time of shipment when title passes. The Company includes shipping and handling fees billed to customers in Sales. Shipping and handling costs associated with inbound and outbound freight are recorded in Cost of Sales. In certain instances the Company obtains component parts for sub-assemblies from its customers that are included in the final product sold back to the same customer. These amounts are excluded from Sales and Cost of Sales recognized by the Company. The cost of these customer supplied component parts amounted to $45.3 million, $32.6 million and $27.9 million in 2013, 2012 and 2011, respectively.

GREATBATCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Net foreign currency transaction gains and losses are included in Other Expense, Net and amounted to a loss of $0.1 million for 2013, a loss of $0.3 million for 2012 and a loss of $0.1 million for 2011.
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

GREATBATCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

arise during the period, but are not included as components of net periodic benefit expense, are recognized as a component of Accumulated Other Comprehensive Income. Defined benefit expenses are charged to Cost of Sales, SG&A and RD&E expenses as applicable. Note 10 “Defined Benefit Plans” contains additional information on these costs.
Earnings (Loss) Per Share (“EPS”) – Basic EPS is calculated by dividing Net Income (Loss) by the weighted average number of shares outstanding during the period. Diluted EPS is calculated by adjusting the weighted average number of shares outstanding for potential common shares, which consist of stock options, unvested restricted stock and restricted stock units and, if applicable, contingently convertible instruments such as convertible debt. Note 16 “Earnings (Loss) Per Share” contains additional information on the computation of the Company’s EPS.
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
In February 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This ASU added new disclosure requirements regarding the effect of significant amounts reclassified from each component of accumulated other comprehensive income (“AOCI”) based on its source and the income statement line items affected by the reclassification. This ASU gave companies the flexibility to present the information either in the notes or parenthetically on the face of the financial statements provided that all of the required information is presented in a single location. This ASU was effective prospectively for annual and interim reporting periods beginning after December 15, 2012. This ASU was adopted during the first quarter of 2013 and did not have a material impact on the Company’s Consolidated Financial Statements as it only changed the disclosures surrounding AOCI.
In July 2012, the FASB issued ASU No. 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” This ASU simplified the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. The amendment allowed an organization the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. An organization electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the organization determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired. The amendments in this ASU were effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. This ASU did not have a material impact on the Company’s Consolidated Financial Statements as it only impacted the timing of when the Company was required to perform the two-step impairment test of its indefinite-lived intangible assets other than goodwill.
In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” This ASU requires companies to provide expanded disclosures about trading in financial instruments and related derivatives, and creates new disclosure requirements about the nature of an entity’s rights of offset and related arrangements associated with its financial instruments and derivative instruments. The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods therein, with retrospective application required. This ASU did not have a material impact on the Company’s Consolidated Financial Statements as it only changes the disclosures surrounding the Company’s offsetting assets and liabilities.

GREATBATCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
This transaction was accounted for under the acquisition method of accounting. Accordingly, the operating results of NeuroNexus have been included in the Company's QiG segment from the date of acquisition. For 2012, NeuroNexus added approximately $2.5 million to the Company’s revenue and decreased the Company’s net loss by $0.2 million. The purchase price of NeuroNexus consisted of cash payments of $11.7 million and potential future payments of up to an additional $2 million. These future payments are contingent upon the achievement of certain financial and development-based milestones and had an estimated fair value of $1.5 million as of the acquisition date.
The cost of the acquisition was allocated to the assets acquired and liabilities assumed from NeuroNexus based on their fair values as of the close of the acquisition, with the amount exceeding the fair value of the net assets acquired being recorded as goodwill. The valuation of the assets acquired and liabilities assumed from NeuroNexus was finalized during 2013 and did not result in a material adjustment to the original valuation of net assets acquired, including goodwill and therefore has not been reflected as a retrospective adjustment of the historical financial statements.
The following table summarizes the allocation of the NeuroNexus purchase price to the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Assets acquired
Current assets	$618
Property, plant and equipment	35
Amortizing intangible assets	2,927
Indefinite-lived intangible assets	540
Goodwill	8,924
Other assets	1,576
Total assets acquired	14,620
Liabilities assumed
Current liabilities	420
Deferred income taxes	989
Total liabilities assumed	1,409
$13,211
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

GREATBATCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets - The purchase price was allocated to identifiable intangible assets as follows (dollars in thousands):

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
Customer lists – Customer lists represent the estimated fair value of non-contractual customer relationships NeuroNexus has as of the acquisition date. The primary customers of NeuroNexus include numerous scientists and researchers from various geographic locations around the world. These relationships were valued separately from goodwill at the amount which an independent third party would be willing to pay for these relationships. The fair value of customer lists was determined using the multi-period excess-earnings method, a form of the income approach. The estimated useful life of the existing customer list was based upon historical customer attrition as well as management’s understanding of the industry and product life cycles.
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

Goodwill - The excess of the purchase price over the fair value of net tangible and intangible assets acquired and liabilities assumed was allocated to goodwill. Various factors contributed to the establishment of goodwill, including: the value of NeuroNexus’s highly trained assembled work force and management team; the incremental value that NeuroNexus’s technology will bring to the Company’s neuromodulation platform currently in development; and the expected revenue growth over time that is attributable to increased market penetration from future products and customers. The goodwill acquired in connection with the NeuroNexus acquisition was allocated to the QiG business segment and is not deductible for tax purposes.
Micro Power Electronics, Inc.
On December 15, 2011, the Company acquired all of the outstanding capital stock of Micro Power Electronics, Inc. (“Micro Power”) headquartered in Beaverton, OR. Micro Power is a leading supplier of custom battery solutions, serving the portable medical, military and handheld automatic identification and data collection markets. The aggregate purchase price consisted of the amount paid to Micro Power shareholders ($57.6 million), payments to Micro Power’s creditors at closing ($6.6 million) and certain Micro Power transaction-related expenses ($7.6 million). The Company financed this acquisition with cash on hand and borrowed $45 million under its revolving credit facility. As of December 30, 2011, the Company had accrued $5.7 million of Micro Power transaction-related expenses, which were paid during 2012. During 2012, the Company completed the valuation and made adjustments to the Micro Power opening balance sheet based upon

GREATBATCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the receipt of information that was needed in order to complete the valuation of certain assets and liabilities. As a result, the Company reduced the fair value recorded for the Micro Power amortizing intangible assets acquired by $0.4 million and increased the amount of goodwill recorded by $0.4 million. The impact of these adjustments, individually and in the aggregate, was not considered material and therefore has not been reflected as a retrospective adjustment of the historical financial statements.
This transaction was accounted for under the acquisition method of accounting. Accordingly, the operating results of Micro Power have been included in the Company’s Greatbatch Medical segment from the date of acquisition. The cost of the acquisition was allocated to the assets acquired and liabilities assumed based on their fair values as of the close of the acquisition, with the amount exceeding the fair value of net assets acquired being recorded as goodwill. For 2011, the Micro Power acquisition added approximately $2.5 million to revenue and was neutral to net income.

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
$71,802
Current assets and liabilities - The fair value of current assets (excluding inventory) and current liabilities was assumed to approximate their carrying value as of the acquisition date due to the short-term nature of these assets and liabilities. The fair value of in-process and finished goods inventory acquired was estimated by applying a version of the market approach called the comparable sales method. This approach estimates the fair value of the assets by calculating the potential revenue generated from selling the inventory and subtracting from it the costs related to the completion and sale of that inventory and a reasonable profit allowance. Based upon this methodology, the Company recorded the inventory acquired at fair value resulting in an increase in inventory of $0.7 million.
Intangible assets – The purchase price was allocated to specific intangible assets as follows (dollars in thousands):

	Fair Value	Weighted Average Amortization	Estimated Useful	Weighted Average Discount
Amortizing Intangible Assets	Assigned	Period (Years)	Life (Years)	Rate
Technology and patents	$8,051	4	10	14%
Customer lists	19,569	5	14	12%
Noncompete agreement	915	4	8	14%
Trademarks and tradenames	379	2	2	13%
	$28,914	4	13	13%
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

GREATBATCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

estimate of the product life cycle associated with technology and patents before they will be replaced by new technologies.
Customer lists – Customer lists represent the estimated fair value of both the contractual and non-contractual customer relationships Micro Power has as of the acquisition date. These relationships were valued separately from goodwill at the amount which an independent third party would be willing to pay for these relationships. The fair value of customer lists was determined using the multi-period excess-earnings method, a form of the income approach. The estimated useful life of the existing customer list was based upon historical customer attrition as well as management’s understanding of the industry and product life cycles.
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
Goodwill - The excess of the purchase price over the fair value of net tangible and intangible assets acquired was allocated to goodwill. Various factors contributed to the establishment of goodwill, including: the value of Micro Power’s highly trained assembled work force and management team; the expected revenue growth over time that is attributable to increased market penetration from future products and customers; and the incremental value to the Company’s business from expanding and diversifying its revenues. The goodwill acquired in connection with the Micro Power acquisition was allocated to the Greatbatch Medical business segment and is not deductible for tax purposes.
Pro Forma Results (Unaudited) - The following unaudited pro forma information presents the consolidated results of operations of the Company, NeuroNexus, and Micro Power as if those acquisitions occurred as of the beginning of fiscal years 2011 (Neuro Nexus) and 2010 (Micro Power) (in thousands, except per share amounts):

	Year Ended
	December 28, 2012	December 30, 2011
Sales	$646,617	$636,502
Net income (loss)	(4,973)	32,306
Earnings (loss) per share:
Basic	$(0.21)	$1.39
Diluted	$(0.21)	$1.37
The unaudited pro forma information presents the combined operating results of Greatbatch, NeuroNexus, and Micro Power, with the results prior to the acquisition date adjusted to include the pro forma impact of the amortization of acquired intangible assets, the adjustment to interest expense reflecting the amount borrowed in connection with the acquisitions at Greatbatch’s interest rate, and the impact of income taxes on the pro forma adjustments utilizing the applicable statutory tax rate. The unaudited pro forma consolidated basic and diluted earnings (loss) per share calculations are based on the consolidated basic and diluted weighted average shares of Greatbatch. The unaudited pro forma results are presented for illustrative purposes only and do not reflect the realization of potential cost savings, and any related integration costs. Certain costs savings may result from the acquisition; however, there can be no assurance that these cost savings will be achieved. These pro forma results do not purport to be indicative of the results that would have been obtained, or to be a projection of results that may be obtained in the future.

GREATBATCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended
	January 3, 2014	December 28, 2012	December 30, 2011
(in thousands)
Noncash investing and financing activities:
Common stock contributed to 401(k) Plan	$2,477	$4,793	$—
Property, plant and equipment purchases included in accounts payable	2,103	2,522	4,455
Cash paid during the year for:
Interest	4,989	6,230	6,148
Income taxes	44,165	4,909	5,259
Acquisition of noncash assets	—	14,396	87,766
Liabilities assumed	—	1,244	16,483

4.	INVENTORIES
Inventories are comprised of the following (in thousands):

	At
	January 3, 2014	December 28, 2012
Raw materials	$67,939	$58,204
Work-in-process	36,670	30,022
Finished goods	13,749	18,386
Total	$118,358	$106,612

5.	ASSETS HELD FOR SALE
Assets held for sale, which are included in Prepaid Expenses and Other Current Assets, is comprised of the following (in thousands):

			At
Asset	Disposal Group	Business Segment	January 3, 2014	December 28, 2012
Inventory	Wireless sensing	Greatbatch Medical	$—	$288
Technology	Wireless sensing	Greatbatch Medical	—	655
Inventory	Swiss orthopaedic product line	Greatbatch Medical	—	2,552
PP&E	Swiss orthopaedic product line	Greatbatch Medical	—	1,471
Technology	Swiss orthopaedic product line	Greatbatch Medical	—	476
			$—	$5,442
During 2012, the Company transferred inventory and technology related to Greatbatch Medical's wireless sensing product line to held for sale. These assets were subsequently written off in 2013 to Other Operating Expenses, Net as a sales agreement could not be reached with interested buyers.
In connection with the sale of certain non-core Swiss orthopaedic product lines to an independent third party in 2013, during 2012, the Company transferred certain inventory, PP&E and technology to held for sale. As the disposal group was considered a business, $2.8 million of goodwill was allocated to the disposal group during 2013 when the transaction closed. In connection with the transfer of these orthopaedic product lines to held for sale, the Company recognized a $3.6 million loss in Other Operating Expenses, Net in 2012 based upon the contractual sales price to the third party. As this disposal group did not have cash flows that were clearly distinguishable, both operationally and for financial reporting

GREATBATCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

purposes, from the rest of the Company, they were not considered discontinued operations in accordance with ASC 205. This transaction closed in the first quarter of 2013. During 2013, the Company received payments totaling $4.7 million in connection with this transaction and the third party assumed $2.4 million of severance liabilities. The purchase agreement provides the Company with an earn out payment based upon the amount of inventory consumed by the purchaser within one year after the close of the transaction. As a result of this earn out, we expect a gain of approximately $2.3 million will be recorded in the first quarter of 2014 in Other Operating Expenses, Net. See Note 13 “Other Operating Expenses, Net,” for additional information regarding this transaction.

6.	PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment are comprised of the following (in thousands):

	At
	January 3, 2014	December 28, 2012
Manufacturing machinery and equipment	$159,542	$150,344
Buildings and building improvements	87,359	87,357
Information technology hardware and software	28,010	29,823
Leasehold improvements	31,522	20,520
Furniture and fixtures	13,889	13,414
Land and land improvements	13,016	12,499
Construction work in process	7,886	15,441
Other	633	676
	341,857	330,074
Accumulated depreciation	(196,084)	(179,181)
Total	$145,773	$150,893

Depreciation expense for property, plant and equipment was as follows (in thousands):

	Year Ended
	January 3, 2014	December 28, 2012	December 30, 2011
Depreciation expense	$22,799	$31,575	$25,672

Construction work in process at January 3, 2014 primarily relates to routine purchases of machinery, equipment, and information technology assets to support normal recurring operations. Construction work in process at December 28, 2012 primarily relates to the transfer of the Company’s orthopaedic operations previously performed at its Orvin and Corgemont, Switzerland facilities to existing facilities located in Fort Wayne, IN and Tijuana, Mexico; the expansion of the Company’s manufacturing infrastructure in order to support its medical device strategy; and the relocation of the Company’s global headquarters to Frisco, Texas. These projects were completed during 2013. See Note 13 “Other Operating Expenses, Net” for a description of the Company’s significant capital investment projects.

GREATBATCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	INTANGIBLE ASSETS
Amortizing intangible assets, net are comprised of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount
At January 3, 2014
Purchased technology and patents	$97,376	$(69,026)	$1,980	$30,330
Customer lists	68,257	(24,671)	1,367	44,953
Other	4,434	(4,399)	804	839
Total amortizing intangible assets	$170,067	$(98,096)	$4,151	$76,122
At December 28, 2012
Purchased technology and patents	$95,576	$(61,659)	$1,932	$35,849
Customer lists	68,257	(18,929)	1,270	50,598
Other	4,434	(4,341)	805	898
Total amortizing intangible assets	$168,267	$(84,929)	$4,007	$87,345
Aggregate intangible asset amortization expense is comprised of the following (in thousands):

	Year Ended
	January 3, 2014	December 28, 2012	December 30, 2011
Cost of sales	$6,822	$7,489	$6,163
SG&A	5,800	6,227	3,926
RD&E	545	545	367
Total intangible asset amortization expense	$13,167	$14,261	$10,456

Estimated future intangible asset amortization expense based upon the current carrying value is as follows (in thousands):

Estimated Amortization Expense
2014	$13,695
2015	12,644
2016	10,350
2017	9,227
2018	6,938
Thereafter	23,268
Total estimated amortization expense	$76,122

During 2013, the Company made an asset purchase of technology totaling $1.8 million, which is being amortized over a weighted average period of approximately 7 years. In connection with this and other technology purchases in previous years, as of January 3, 2014 the Company has recorded $4.0 million of contingent liabilities, which will only be paid if certain performance targets are achieved. These contingent liabilities are classified in Other Long-Term Liabilities.

GREATBATCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The change in indefinite-lived assets during 2013 is as follows (in thousands):

	Trademarks and Tradenames	IPR&D	Total
At December 28, 2012	$20,288	$540	$20,828
Indefinite-lived assets written-off (Note 18)	—	(540)	(540)
At January 3, 2014	$20,288	$—	$20,288
During 2013, the Company wrote off its IPR&D assets as these projects were discontinued prior to reaching technological feasibility.
As discussed further in Note 13 “Other Operating Expenses, Net” and Note 19 “Business Segment, Geographic and Concentration Risk Information,” in connection with the realignment of the Company's operating structure in 2013, the Company reevaluated its operating and reporting segments. Beginning in the fourth quarter of 2013, the Company determined that it has two operating segments: Greatbatch Medical and QiG, and, as required, reassigned goodwill to each of these reporting units based upon their relative fair values and reclassified prior year amounts to conform them to the current year presentation. The change in goodwill during 2013 is as follows (in thousands):

	Greatbatch Medical	QiG	Total
At December 28, 2012	$307,235	$41,800	$349,035
Goodwill disposed (Note 5)	(2,771)	—	(2,771)
Foreign currency translation	392	—	392
At January 3, 2014	$304,856	$41,800	$346,656
As of January 3, 2014, no accumulated impairment loss has been recognized for the goodwill allocated to the Company’s Greatbatch Medical or QiG segments.

8.	ACCRUED EXPENSES
Accrued expenses are comprised of the following (in thousands):

	At
	January 3, 2014	December 28, 2012
Salaries and benefits	$16,311	$12,704
Profit sharing and bonuses	19,808	12,488
Warranty	1,819	2,626
Swiss orthopaedic consolidation severance	—	9,567
Other	6,743	8,130
Total	$44,681	$45,515

9.	DEBT
Long-term debt is comprised of the following (in thousands):

	At
	January 3, 2014	December 28, 2012
Revolving line of credit	$—	$33,000
Variable rate term loan	197,500	—
2.25% convertible subordinated notes	—	197,782
Unamortized discount	—	(5,368)
Total long-term debt	$197,500	$225,414

GREATBATCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The Company has pledged its non-realty assets including cash, accounts receivable and inventories as collateral against the outstanding debt on the Credit Facility. Interest rates on the revolving and term loans under the Credit Facility are, at the Company’s option either at: (i) the prime rate plus the applicable margin, which ranges between 0.0% and 0.75%, based on the Company’s total leverage ratio or (ii) the applicable LIBOR rate plus the applicable margin, which ranges between 1.375% and 2.75%, based on the Company’s total leverage ratio. Loans under the swingline subfacility will bear interest at the prime rate plus the applicable margin, which ranges between 0.0% and 0.75%, based on the Company’s total leverage ratio. The Company is also required to pay a commitment fee, which varies between 0.175% and 0.25% depending on the Company’s total leverage ratio.
The Credit Facility contains limitations on the incurrence of indebtedness, liens and licensing of intellectual property, investments and certain payments. The Credit Facility permits the Company to engage in the following activities up to an aggregate amount of $300 million: 1) engage in permitted acquisitions in the aggregate not to exceed $250 million; 2) make other investments in the aggregate not to exceed $100 million; 3) make stock repurchases and declare dividends not to exceed $150 million in the aggregate; and 4) make investments in foreign subsidiaries not to exceed $20 million in the aggregate. At any time that the total leverage ratio of the Company for the two most recently ended fiscal quarters is less than 2.75 to 1.0, the Company may make an election to reset each of the amounts specified above. Additionally, these limitations can be waived upon the Company’s request and approval of a majority of the lenders. As of January 3, 2014, the Company had available to it 100% of the above limits except for the aggregate limit and other investments limit which are now $298 million and $98 million, respectively.
The Credit Facility requires the Company to maintain a rolling four quarter ratio of adjusted EBITDA to interest expense of at least 3.0 to 1.0, and a total leverage ratio of not greater than 4.5 to 1.0 and a total leverage ratio not greater than 4.25 to 1.0 after January 2, 2016. The calculation of adjusted EBITDA and total leverage ratio excludes non-cash charges, extraordinary, unusual, or non-recurring expenses or losses, non-cash stock-based compensation, and non-recurring expenses or charges incurred in connection with permitted acquisitions. As of January 3, 2014, the Company was in compliance with all covenants under the Credit Facility.
The Credit Facility contains customary events of default. Upon the occurrence and during the continuance of an event of default, a majority of the lenders may declare the outstanding advances and all other obligations under the Credit Facility immediately due and payable.
As of January 3, 2014, the weighted average interest rate on borrowings under the Credit Facility, which does not take into account the impact of the Company’s interest rate swap, was 1.56%. As of January 3, 2014, the Company had $300 million of borrowing capacity available under the Credit Facility. This borrowing capacity may vary from period to period based upon the debt and EBITDA levels of the Company, which impacts the covenant calculations described above.
Interest Rate Swap – From time to time, the Company enters into interest rate swap agreements in order to hedge against potential changes in cash flows on the outstanding borrowings on the Credit Facility. The variable rate received on the interest rate swaps and the variable rate paid on the debt have the same rate of interest, excluding the credit spread, and resets and pays interest on the same date. During 2012, the Company entered into a three-year $150 million interest rate swap, which amortizes $50 million per year. This swap was entered into in order to hedge against potential changes in cash flows on the outstanding Credit Facility borrowings, which are also indexed to the one-month LIBOR rate. This swap is being accounted for as a cash flow hedge. Information regarding the Company’s outstanding interest rate swap as of January 3, 2014 is as follows (dollars in thousands):

Instrument	Type of Hedge	Notional Amount	Start Date	End Date	Pay Fixed Rate	Current Receive Floating Rate	Fair Value January 3, 2014	Balance Sheet Location
Interest rate swap	Cash flow	$150,000	Feb-13	Feb-16	0.573%	0.167%	$(328)	Other Long-Term Liabilities

GREATBATCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair value of the interest rate swap agreement represents the amount the Company expects to receive (pay) to terminate the contract. No portion of the change in fair value of the Company’s interest rate swap during 2013, 2012, or 2011 was considered ineffective. The amount recorded as Interest Expense during 2013, 2012, and 2011 related to the Company’s interest rate swaps was $0.5 million, $0.0 million and $0.4 million, respectively.

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

	Year Ended
	January 3, 2014	December 28, 2012	December 30, 2011
Contractual interest	$634	$4,450	$4,450
Discount amortization	5,368	11,464	10,320

The expected future minimum principal payments under the Credit Facility as of January 3, 2014 is as follows (in thousands):

2014	$10,000
2015	11,250
2016	16,250
2017	20,000
2018	20,000
Thereafter	120,000
Total	$197,500
The Company has the ability and intent to use availability under the Revolving Credit Facility to fund principal payments on the Term Loan.
Deferred Financing Fees - The change in deferred financing fees is as follows (in thousands):

At December 30, 2011	$3,149
Amortization during the period	(1,093)
At December 28, 2012	2,056
Financing costs deferred	2,802
Write-off during the period	(156)
Amortization during the period	(842)
At January 3, 2014	$3,860

10.	DEFINED BENEFIT PLANS
Savings Plan – The Company sponsors a defined contribution 401(k) plan, which covers substantially all of its U.S. based employees. The plan provides for the deferral of employee compensation under Section 401(k) and a discretionary Company match. In 2013, 2012, and 2011, this match was 35% per dollar of participant deferral, up to 6% of the total compensation for each participant. Net costs related to this defined contribution plan were $2.0 million in 2013 and 2012, and $1.6 million in 2011.
In addition to the above, under the terms of the 401(k) plan document there is an annual discretionary defined contribution of up to 4% of each employee’s eligible compensation based upon the achievement of certain performance targets. This amount is contributed to the 401(k) plan in the form of Company stock. Compensation cost recognized related to the defined contribution plan was $4.8 million, $1.9 million, $5.1 million in 2013, 2012, and 2011, respectively. As of January 3, 2014, the 401(k) Plan held 607,287 shares of Company stock.

GREATBATCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Education Assistance Program – The Company reimburses tuition, textbooks and laboratory fees for college or other job related programs for all of its U.S. based employees. The Company also reimburses college tuition for the dependent children of certain full-time U.S. based employees hired prior to 2012, which vests on a straight-line basis over ten years, up to the applicable local state university tuition rate. For certain employees and executives, the dependent children benefit is not limited. Minimum academic achievement is required in order to receive reimbursement under both programs. Aggregate expenses under the programs were $2.0 million, $2.2 million and $1.5 million in 2013, 2012 and 2011, respectively.

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
During 2012, the Company transferred most major functions performed at its facilities in Switzerland into other existing facilities. As a result, the Company curtailed its defined benefit plan provided to employees at those Swiss facilities during 2012. In accordance with ASC 715, this gain was recognized in Other Operating Expenses, Net as the related employees were terminated. Since Swiss plan assets were sufficient to cover all plan liabilities, during 2012 the plan assets were transferred into cash. During 2013, the plan assets that remained after settlement payments were made were transferred to an AA- rated insurance carrier who bears the pension risk and longevity risk, and will be used to cover the pension liability for the remaining retirees of the Swiss plan, as well as the remaining employees at that location.
Information relating to the funding position of the Company’s defined benefit plans as of the plans measurement date of January 3, 2014 and December 28, 2012 were as follows (in thousands):

	Year Ended
	January 3, 2014	December 28, 2012
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$16,215	$17,053
Service cost	236	1,115
Interest cost	138	409
Prior service cost and plan amendments	(45)	—
Plan participants’ contribution	134	976
Actuarial (gain) loss	(2)	958
Benefits paid	434	229
Settlement/curtailment gain	(14,539)	(4,934)
Foreign currency translation	(149)	409
Projected benefit obligation at end of year	2,422	16,215
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	12,269	11,484
Employer contributions	150	1,050
Plan participants’ contributions	134	976
Actual gain (loss) on plan assets	(26)	644
Benefits paid	138	229
Settlements	(11,780)	(2,424)
Foreign currency translation	(154)	310
Fair value of plan assets at end of year	731	12,269
Projected benefit obligation in excess of plan assets at end of year	$1,691	$3,946
Defined benefit liability classified as other current liabilities	$25	$23
Defined benefit liability classified as long-term liabilities	$1,666	$3,923
Accumulated benefit obligation at end of year	$1,684	$14,606

GREATBATCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts recognized in Accumulated Other Comprehensive Income are as follows (in thousands):

	Year Ended
	January 3, 2014	December 28, 2012
Net loss occurring during the year	$25	$740
Amortization of losses	(722)	(3,064)
Prior service cost	150	342
Amortization of prior service cost	33	(10)
Foreign currency translation	224	294
Pre-tax adjustment	(290)	(1,698)
Taxes	18	13
Net gain	$(272)	$(1,685)
The amortization of amounts in Accumulated Other Comprehensive Income expected to be recognized as components of net periodic benefit expense during 2014 are as follows (in thousands):

Amortization of net prior service cost	$7
Amortization of net loss	12
Net pension (income) cost is comprised of the following (in thousands):

	Year Ended
	January 3, 2014	December 28, 2012
Service cost	$236	$1,115
Interest cost	138	409
Expected return on assets	—	(425)
Recognized net actuarial (gain) loss	(1,929)	222
Net pension (income) cost	$(1,555)	$1,321
The weighted-average rates used in the actuarial valuations were as follows:

	Projected Benefit Obligation		Net Pension Cost
	January 3, 2014	December 28, 2012	2013	2012	2011
Discount rate	3.4%	2.1%	2.1%	2.5%	2.9%
Salary growth	3.1%	2.4%	2.4%	2.3%	2.5%
Expected rate of return on assets	2.5%	—%	—%	3.5%	3.8%

The discount rate used is based on the yields of AA bonds with a duration matching the duration of the liabilities plus approximately 50 basis points to reflect the risk of investing in corporate bonds. The expected rate of return on plan assets reflects earnings expectations on existing plan assets.

GREATBATCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Plan assets were comprised of the following (in thousands):

		Fair Value Measurements Using
	January 3, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Insurance contract	$731	$—	$731	$—
Total	$731	$—	$731	$—

		Fair Value Measurements Using
	December 28, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$12,269	$12,269	$—	$—
Total	$12,269	$12,269	$—	$—

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
Estimated benefit payments over the next ten years are as follows (in thousands):

2014	$381
2015	39
2016	88
2017	132
2018	107
2019-2023	910

GREATBATCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	STOCK-BASED COMPENSATION
The components and classification of stock-based compensation expense were as follows (in thousands):

	Year Ended
	January 3, 2014	December 28, 2012	December 30, 2011
Stock options	$3,490	$2,786	$2,511
Restricted stock and units	5,843	6,233	4,526
401(k) stock contribution	4,768	1,885	5,045
Total stock-based compensation expense	$14,101	$10,904	$12,082

Cost of sales	$3,864	$2,620	$4,184
Selling, general and administrative expenses	7,907	7,684	6,630
Research, development and engineering costs, net	1,194	600	1,268
Other operating expenses, net (Note 13)	1,136	—	—
Total stock-based compensation expense	$14,101	$10,904	$12,082
During 2013, the Company recorded within Other Operating Expenses, Net stock compensation modification expense related to the 2013 operating unit realignment, which is discussed in Note 13 “Other Operating Expenses, Net.”
Summary of Plans
The Company’s 1998 Stock Option Plan and Non-Employee Directors Stock Plan have been frozen to any new award issuances. Stock options remain outstanding under these plans.
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
As of January 3, 2014, there were 219,722, 517,356 and 187,098 shares available for future grants under the 2011 Plan, 2009 Plan and 2005 Plan, respectively. Due to plan sub-limits, of the shares available for grant, only 58,510 shares and 189,218 shares may be awarded under the 2009 Plan and the 2005 Plan, respectively, in the form of restricted stock, restricted stock units or stock bonuses.
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

GREATBATCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The weighted-average fair value and assumptions used are as follows:

	Year Ended
	January 3, 2014	December 28, 2012	December 30, 2011
Weighted average grant date fair value	$8.38	$8.20	$9.37
Risk-free interest rate	0.73%	0.83%	2.02%
Expected volatility	39%	40%	40%
Expected life (in years)	5.3	5.3	5.3
Expected dividend yield	0%	0%	0%
Annual prevesting forfeiture rate	9%	9%	9%

The following table summarizes time-vested stock option activity:

	Number of Time-Vested Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In Millions)
Outstanding at December 31, 2010	1,463,556	$23.46
Granted	306,449	23.98
Exercised	(84,237)	21.41
Forfeited or expired	(126,997)	26.47
Outstanding at December 30, 2011	1,558,771	23.42
Granted	395,978	22.19
Exercised	(52,683)	20.77
Forfeited or expired	(126,219)	24.21
Outstanding at December 28, 2012	1,775,847	23.17
Granted	372,676	23.33
Exercised	(443,428)	23.24
Forfeited or expired	(88,686)	28.05
Outstanding at January 3, 2014	1,616,409	$22.92	6.4	$33.7
Expected to vest at January 3, 2014	1,593,861	$22.92	6.3	$33.3
Exercisable at January 3, 2014	1,342,675	$22.92	5.9	$28.0

GREATBATCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes performance-vested stock option activity:

	Number of Performance- Vested Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In Millions)
Outstanding at December 31, 2010	744,523	$23.68
Exercised	(26,478)	22.53
Forfeited or expired	(239,681)	22.29
Outstanding at December 30, 2011	478,364	24.44
Exercised	(7,657)	22.04
Forfeited or expired	(185,782)	26.35
Outstanding at December 28, 2012	284,925	23.26
Exercised	(107,664)	23.23
Forfeited or expired	—	—
Outstanding at January 3, 2014	177,261	$23.27	3.4	$3.6
Expected to vest at January 3, 2014	177,261	$23.27	3.4	$3.6
Exercisable at January 3, 2014	177,261	$23.27	3.4	$3.6

Intrinsic value is calculated for in-the-money options (exercise price less than market price) outstanding and/or exercisable as the difference between the market price of the Company’s common shares as of January 3, 2014 ($43.80) and the weighted average exercise price of the underlying stock options, multiplied by the number of options outstanding and/or exercisable. As of January 3, 2014, $2.1 million of unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average period of approximately 2 years. Shares are distributed from the Company’s authorized but unissued reserve upon the exercise of stock options or treasury stock if available. The Company does not intend to purchase treasury shares to fund the future exercises of stock options.
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

The following table provides certain information relating to the exercise of stock options (in thousands):

	Year Ended
	January 3, 2014	December 28, 2012	December 30, 2011
Intrinsic value	$6,807	$148	$501
Cash received	12,807	1,263	2,401
Tax benefit (expense) realized	727	(132)	(146)

GREATBATCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock and Restricted Stock Units
Time-vested restricted stock and restricted stock unit awards granted typically vest in equal annual installments over a three or four year period. The fair value of time-based as well as nonmarket-based performance restricted stock and restricted stock unit awards is equal to the fair value of the Company’s stock on the date of grant. The following table summarizes time-vested restricted stock and unit activity:

	Time-Vested Activity	Weighted Average Fair Value
Nonvested at December 31, 2010	123,386	$22.57
Granted	31,625	23.49
Vested	(80,825)	22.80
Forfeited	(4,244)	22.98
Nonvested at December 30, 2011	69,942	22.69
Granted	92,265	23.49
Vested	(74,901)	22.83
Forfeited	(7,037)	22.56
Nonvested at December 28, 2012	80,269	23.48
Granted	67,230	26.76
Vested	(74,062)	23.93
Forfeited	(5,862)	22.26
Nonvested at January 3, 2014	67,575	$26.37
Performance-vested restricted stock granted prior to 2010 vests upon the achievement of certain annual diluted EPS targets by the Company, or the seventh anniversary date of the award.

Performance-based restricted stock units granted only vest if certain market-based performance metrics are achieved. The amount of shares that ultimately vest range from 0 shares to 779,678 shares based upon the total shareholder return of the Company relative to the Company’s compensation peer group over a three year performance period beginning in the year of grant. The fair value of the restricted stock units was determined by utilizing a Monte Carlo simulation model, which projects the value of Greatbatch stock versus the peer group under numerous scenarios and determines the value of the award based upon the present value of these projected outcomes. The following table summarizes performance-vested restricted stock and stock unit activity related to the Company’s plans:

	Performance- Vested Activity	Weighted Average Fair Value
Nonvested at December 31, 2010	283,797	$15.10
Granted	279,415	18.21
Vested	(6,600)	17.94
Forfeited	(26,869)	15.85
Nonvested at December 30, 2011	529,743	16.68
Granted	332,918	15.30
Vested	(15,500)	24.64
Forfeited	(64,715)	15.72
Nonvested at December 28, 2012	782,446	16.02
Granted	318,169	15.86
Vested	(49,139)	14.68
Forfeited	(271,798)	14.94
Nonvested at January 3, 2014	779,678	$16.41

GREATBATCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The realized tax benefit (expense) from the vesting of restricted stock and restricted stock units was $(0.4) million, $(0.02) million and $0.008 million for 2013, 2012 and 2011, respectively. As of January 3, 2014, there was $10.5 million of total unrecognized compensation cost related to the restricted stock and restricted stock unit awards. That cost is expected to be recognized over a weighted-average period of approximately 2 years. The fair value of shares vested in 2013, 2012 and 2011 was $4.0 million, $1.5 million and $1.9 million, respectively.

12.	RESEARCH, DEVELOPMENT AND ENGINEERING COSTS, NET
Research, Development and Engineering Costs, Net are comprised of the following (in thousands):

	Year Ended
	January 3, 2014	December 28, 2012	December 30, 2011
Research and development costs	$17,953	$24,071	$19,014
Engineering costs	44,699	38,777	35,472
Less: cost reimbursements	(8,575)	(10,358)	(8,973)
Total research, development and engineering costs, net	$54,077	$52,490	$45,513

13.	OTHER OPERATING EXPENSES, NET
Other Operating Expenses, Net is comprised of the following (in thousands):

	Year Ended
	January 3, 2014	December 28, 2012	December 30, 2011
2013 operating unit realignment	$5,625	$—	$—
Orthopaedic facility optimization	8,038	32,482	425
Medical device facility optimization	312	1,525	—
ERP system upgrade	783	5,041	—
Acquisition and integration (income) costs	(502)	1,460	—
Asset dispositions, severance and other	1,534	1,838	168
Total other operating expenses, net	$15,790	$42,346	$593

2013 operating unit realignment. In 2013, the Company initiated a plan to realign its operating structure in order to optimize its continued focus on profitable growth. As part of this initiative, the sales and marketing and operations groups of its former Implantable Medical and Electrochem reportable segments were combined into one sales and marketing and one operations group serving the entire Company. This initiative is expected to be completed over the next six months. Total restructuring charges expected to be incurred in connection with this realignment are between $6.5 million and $7.0 million, of which $5.6 million have been incurred to date. Expenses related to this initiative will be recorded within the applicable segment that the expenditures relate to and include the following:

•	Severance and retention: $5.0 million - $5.2 million; and

•	Other: $1.5 million - $1.8 million.
Other costs primarily consist of relocation, recruitment and travel expenditures. The change in accrued liabilities related to the 2013 operating unit realignment is as follows (in thousands):

	Severance and Retention	Other	Total
At December 28, 2012	$—	$—	$—
Restructuring charges	4,153	1,472	5,625
Non-cash settlement (modification expense - Note 11)	(1,136)	—	(1,136)
Cash payments	(2,552)	(726)	(3,278)
At January 3, 2014	$465	$746	$1,211

GREATBATCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
During 2012, the Company transferred most major functions previously performed at its facilities in Orvin and Corgemont, Switzerland into existing facilities in Fort Wayne, IN and Tijuana, Mexico. In connection with this consolidation, in 2012, the Company entered into an agreement to sell certain non-core Swiss orthopaedic product lines to an independent third party including inventory, PP&E and technology on hand related to these product lines. See Note 5 “Assets Held for Sale,” for additional information regarding this transaction.
During 2013, the Company began a project to expand its Chaumont, France facility in order to enhance its capabilities and fulfill larger volume customer supply agreements. This initiative is expected to be completed over the next three years.
The total capital investment expected to be incurred for these initiatives is between $30 million and $35 million, of which $22 million has been expended to date. Total expense expected to be incurred for these initiatives is between $45 million and $50 million, of which $41.2 million has been incurred to date. All expenses have been and will be recorded within the Greatbatch Medical segment and are expected to include the following:
•Severance and retention: $11 million;
•Accelerated depreciation and asset write-offs: $15 million;
•Other: $19 million - $24 million.

All expenses are cash expenditures, except accelerated depreciation and asset write-offs. The change in accrued liabilities related to the Orthopaedic facility optimizations is as follows (in thousands):

	Severance and Retention	Accelerated Depreciation/ Asset Write-offs	Other	Total
At December 28, 2012	$9,567	$—	$—	$9,567
Restructuring charges	624	507	6,907	8,038
Write-offs	—	(507)	—	(507)
Liability assumed by third party (Note 5)	(2,398)	—	—	(2,398)
Cash payments	(7,793)	—	(6,050)	(13,843)
At January 3, 2014	$—	$—	$857	$857

Medical device facility optimization. Near the end of 2011, the Company initiated plans to upgrade and expand its manufacturing infrastructure in order to support its medical device strategy. This includes the transfer of certain product lines to create additional capacity for the manufacture of medical devices, expansion of two existing facilities, as well as the purchase of equipment to enable the production of medical devices. These initiatives are expected to be completed over the next year. Total capital investment under these initiatives is expected to be between $15 million to $20 million of which approximately $12.4 million has been expended to date. Total expenses expected to be incurred on these projects is between $2 million to $3 million of which $1.8 million has been incurred to date. All expenses have been and will be recorded within the Greatbatch Medical segment and are expected to include the following:
•Production inefficiencies, moving and revalidation: $0.5 million—$1 million;
•Personnel: $1 million—$1.5 million; and
•Other: $1.0 million.

GREATBATCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The change in accrued liabilities related to the medical device facility optimization is as follows (in thousands):

	Production Inefficiencies, Moving and Revalidation	Personnel	Other	Total
At December 28, 2012	$—	$—	$—	$—
Restructuring charges	19	2	291	312
Cash payments	(19)	(2)	(291)	(312)
At January 3, 2014	$—	$—	$—	$—

ERP system upgrade. In 2011, the Company initiated plans to upgrade its existing global ERP system. This initiative is expected to be completed over the next three months. Total capital investment under this initiative is expected to be between $4 million to $4.5 million of which approximately $3.9 million has been expended to date. Total expenses expected to be incurred on this initiative is between $6 million to $7 million of which $5.8 million has been incurred to date. All expenses are cash expenditures, except accelerated depreciation and asset write-offs. Expenses related to this initiative are recorded within the corporate cost center and include the following:
•Training and consulting costs: $4 million—$4.5 million; and
•Accelerated depreciation and asset write-offs: $2 million – $2.5 million.
The change in accrued liabilities related to the ERP system upgrade is as follows (in thousands):

	Training & Consulting Costs	Accelerated Depreciation/ Asset Write-offs	Total
At December 28, 2012	$169	$—	$169
Charges	436	347	783
Write-offs	—	(347)	(347)
Cash payments	(605)	—	(605)
At January 3, 2014	$—	$—	$—
Acquisition and integration (income) costs. During 2013 and 2012, the Company incurred costs (income) related to the integration of Micro Power and NeuroNexus, which were acquired in December 2011 and February 2012, respectively. These expenses were primarily for retention bonuses, travel cost in connection with integration efforts, training and severance, and the change in fair value of the contingent consideration recorded in connection with these acquisitions. See Note 18 “Fair Value Measurements.”
Asset dispositions, severance and other. During 2013, 2012 and 2011, the Company recorded losses in connection with various asset disposals and/or write-downs. Additionally, during 2013, Greatbatch Medical recorded a $0.9 million write-off related to its wireless sensing product line (Note 5) and QiG recorded a $0.5 million write-off of IPR&D (Note 7). During 2012, the Company incurred $1.2 million of costs related to the relocation of its global headquarters to Frisco, Texas. During 2011, the Company incurred $0.6 million of due diligence related costs in connection with its purchase of Micro Power.

14.	INCOME TAXES
The U.S. and international components of income before provision for income taxes were as follows (in thousands):

	Year Ended
	January 3, 2014	December 28, 2012	December 30, 2011
U.S.	$42,392	$36,057	$43,610
International	6,446	(29,327)	4,782
Total income before provision for income taxes	$48,838	$6,730	$48,392

GREATBATCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provision for income taxes was comprised of the following (in thousands):

	Year Ended
	January 3, 2014	December 28, 2012	December 30, 2011
Current:
Federal	$39,353	$4,747	$5,150
State	1,604	381	(40)
International	1,470	668	1,384
	42,427	5,796	6,494
Deferred:
Federal	(28,678)	6,615	8,028
State	427	175	599
International	(1,605)	(1,057)	149
	(29,856)	5,733	8,776
Total provision for income taxes	$12,571	$11,529	$15,270
The provision for income taxes differs from the U.S. statutory rate due to the following:

	Year Ended
	January 3, 2014	December 28, 2012	December 30, 2011
Statutory rate	35.0%	35.0%	35.0%
Federal tax credits	(7.5)	—	(3.7)
Foreign rate differential	(0.7)	50.7	0.3
Uncertain tax positions	1.7	(10.1)	(1.3)
State taxes, net of federal benefit	2.3	4.9	0.3
Change in tax rate - loss of Swiss tax holiday	—	25.6	—
Change in foreign tax rates	(3.7)	—	—
Valuation allowance	0.4	67.6	0.1
Other	(1.8)	(2.4)	0.9
Effective tax rate	25.7%	171.3%	31.6%

GREATBATCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax assets (liabilities) consist of the following (in thousands):

	At
	January 3, 2014	December 28, 2012
Tax credits	$6,624	$6,884
Net operating loss carryforwards	9,161	14,637
Inventories	4,202	3,911
Accrued expenses	4,303	4,129
Stock-based compensation	9,194	8,502
Other	573	465
Gross deferred tax assets	34,057	38,528
Less valuation allowance	(11,661)	(12,768)
Net deferred tax assets	22,396	25,760
Property, plant and equipment	(2,254)	(2,648)
Intangible assets	(57,648)	(59,774)
Convertible subordinated notes	(6,178)	(36,462)
Gross deferred tax liabilities	(66,080)	(98,884)
Net deferred tax liability	$(43,684)	$(73,124)
Presented as follows:
Current deferred tax asset	$6,008	$7,678
Current deferred tax liability	(613)	(874)
Noncurrent deferred tax asset	2,933	2,534
Noncurrent deferred tax liability	(52,012)	(82,462)
Net deferred tax liability	$(43,684)	$(73,124)
As a result of the repayment of CSN during 2013, the Company reclassified $30.3 million of Long-Term Deferred Income Taxes to Income Taxes Payable of which approximately $28.8 million was paid in 2013.
As of January 3, 2014, the Company has the following carryforwards available:

Jurisdiction	Tax Attribute	Amount (in millions)		Begin to Expire
U.S.	Net Operating Loss	$3.8	(1)	2031
International	Net Operating Loss	56.2	(1)	2014
State	Net Operating Loss	34.4	(1)	Various
U.S. and State	R&D Tax Credit	1.4	(1)	Various
State	Investment Tax Credit	5.4		Various
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
In assessing the realizability of deferred tax assets, management considers, within each taxing jurisdiction, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the consideration of the weight of both positive and negative evidence, management has determined that a portion of the deferred tax assets as of January 3, 2014 and December 28, 2012 related to certain state investment tax credits and net operating losses will not be realized.
The Company files annual income tax returns in the U.S., various state and local jurisdictions, and in various foreign jurisdictions. A number of years may elapse before an uncertain tax position, for which the Company has unrecognized

GREATBATCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Below is a summary of changes to the unrecognized tax benefit (in thousands):

	Year Ended
	January 3, 2014	December 28, 2012	December 30, 2011
Balance, beginning of year	$970	$1,580	$2,756
Additions based upon tax positions related to the current year	325	—	300
Additions recorded as part of business combinations	—	—	260
Additions related to prior period tax positions	651	210	—
Reductions relating to settlements with tax authorities	(88)	(522)	—
Reductions as a result of a lapse of applicable statute of limitations	—	(298)	(1,736)
Balance, end of year	$1,858	$970	$1,580
The tax years that remain open and subject to tax audits varies depending on the tax jurisdiction. An audit of the consolidated federal 2009 and 2010 tax returns were completed during 2012. It is reasonably possible that a reduction of approximately $0.1 million of the balance of unrecognized tax benefits may occur within the next 12 months as a result of the lapse of the statute of limitations and potential audit settlements. As of January 3, 2014, approximately $1.7 million of unrecognized tax benefits would favorably impact the effective tax rate (net of federal impact on state issues), if recognized.
The American Taxpayer Relief Act of 2012 (the “Act”) was signed into law on January 2, 2013. The Act retroactively restored several expired business tax provisions, including the Section 41 research and experimentation credit that had expired on December 31, 2011. Under the American Taxpayer Relief Act of 2012, the section 41 research tax credit is extended for two years retroactively from January 1, 2012 through December 31, 2013. As the Act was signed into law on January 2, 2013, Greatbatch recognized the benefit for the section 41 research tax credits earned in 2012 through the fiscal 2013 effective rate.
In September 2013, the United States issued final regulations addressing the acquisition, production and improvement of tangible property and proposed regulations addressing the disposition of property. These regulations provide rules as to whether the cost of tangible units of property are capitalizable and recovered through allowances for depreciation or are more appropriately deducted for tax purposes in the year incurred.  These regulations replace previously issued temporary regulations and are effective for tax years starting January 1, 2014, with optional adoption in 2013. To account for the 2014 adoption of these regulations, for the year ended January 3, 2014, the Company recorded an increase to current deferred tax liabilities, with an offsetting increase to non-current deferred tax assets of $0.2 million.

15.	COMMITMENTS AND CONTINGENCIES
Litigation – On December 21, 2012, the Company and several other unaffiliated parties were named as defendants in a personal injury and wrongful death action filed in the 113th Judicial District Court of Harris County, Texas. The complaint seeks damages alleging marketing and product defects and failure to warn, negligence and gross negligence relating to a product the Company manufactured and sold to a customer, one of the other named defendants. The Company's customer, in turn, incorporated the Greatbatch product into its own product which it sold to its customer, another named defendant. This matter is currently scheduled for trial in 2014.
The Company is indemnified by its customer against any loss in this matter, including costs of defense, which obligation is supported by its customer's product liability insurance coverage in the amount of $5 million. The Company also has its own product liability insurance coverage, subject to a $10 million retention. The Company has meritorious defenses and is vigorously defending the matter. In the event of an adverse judgment, however, the Company could have liability to the extent of the amount of any award its customer is unable to satisfy. To date, the Company has not recorded a reserve in connection with this matter since any potential loss is not currently probable and the range of loss is not reasonably estimable at this time.

GREATBATCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company is a party to various other legal actions arising in the normal course of business. While the Company does not expect that the ultimate resolution of any of these pending actions will have a material effect on its consolidated results of operations, financial position, or cash flows, litigation is subject to inherent uncertainties. However, as litigation is subject to inherent uncertainties, there can be no assurance that any pending legal action, which the Company currently believes to be immaterial, does not become material in the future.
License agreements – The Company is a party to various license agreements for technology that is utilized in certain of its products. The most significant of these agreements are the licenses for basic technology used in the production of wet tantalum capacitors, filtered feedthroughs and MRI compatible lead systems. Expenses related to license agreements were $3.5 million, $3.1 million and $2.8 million, for 2013, 2012 and 2011, respectively, and are included in Cost of Sales.
Product Warranties – The Company generally warrants that its products will meet customer specifications and will be free from defects in materials and workmanship. The change in product warranty liability was comprised of the following (in thousands):

	Year Ended
	January 3, 2014	December 28, 2012
Beginning balance	$2,626	$2,013
Additions to warranty reserve	1,624	1,681
Warranty claims paid	(2,431)	(1,068)
Ending balance	$1,819	$2,626
Operating Leases – The Company is a party to various operating lease agreements for buildings, machinery, equipment and software. The Company primarily leases buildings, which accounts for the majority of the future lease payments. Lease expense includes the effect of escalation clauses and leasehold improvement incentives which are accounted for ratably over the lease term. Operating lease expense was as follows (in thousands):

	Year Ended
	January 3, 2014	December 28, 2012	December 30, 2011
Operating lease expense	$4,379	$4,024	$2,704
Minimum future estimated annual operating lease expenses are as follows (in thousands):

2014	$5,268
2015	4,646
2016	4,042
2017	1,452
2018	1,003
Thereafter	936
Total estimated operating lease expense	$17,347
Self-Insured Medical Plan – The Company self-funds the medical insurance coverage provided to its U.S. based employees. The Company has specific stop loss coverage per associate for claims incurred during the year exceeding $225 thousand per associate with no annual maximum aggregate stop loss coverage. As of January 3, 2014 and December 28, 2012, the Company had $1.6 million and $1.4 million accrued related to the self-insurance of its medical plan, respectively. This accrual is recorded in Accrued Expenses in the Consolidated Balance Sheet, and is primarily based upon claim history.
Purchase Commitments – Contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The Company’s purchase orders are normally based on its current manufacturing needs and are fulfilled by its vendors within short time horizons. The Company enters into blanket orders with vendors that have preferred pricing and terms, however these orders are normally cancelable by us without penalty. As of January 3, 2014, the total contractual obligation related to such expenditures is approximately $24.4 million and will primarily be financed by existing cash and cash equivalents, cash generated from operations, or the Credit Facility. The Company also enters into contracts for

GREATBATCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

outsourced services; however, the obligations under these contracts were not significant and the contracts generally contain clauses allowing for cancellation without significant penalty.
Foreign Currency Contracts – The Company has entered into forward contracts to purchase Mexican pesos in order to hedge the risk of peso-denominated payments associated with the operations at its Tijuana, Mexico facility. The impact to the Company’s results of operations from these forward contracts was as follows (in thousands):

	Year Ended
	January 3, 2014	December 28, 2012	December 30, 2011
Reduction in Cost of Sales	$(1,154)	$(79)	$(556)
Ineffective portion of change in fair value	—	—	—
Information regarding outstanding foreign currency contracts as of January 3, 2014 is as follows (dollars in thousands):

Instrument	Type of Hedge	Aggregate Notional Amount	Start Date	End Date	$/Peso	Fair Value	Balance Sheet Location
FX Contract	Cash flow	7,700	Jan-14	Dec-14	0.0767	$(143)	Accrued Expenses
FX Contract	Cash flow	6,300	Jan-14	Dec-14	0.0752	3	Accrued Expenses
						$(140)
Workers’ Compensation Trust – The Company was a member of a group self-insurance trust that provided workers’ compensation benefits to employees of the Company in Western New York (the “Trust”). Under the Trust agreement, each participating organization has joint and several liability for Trust obligations if the assets of the Trust are not sufficient to cover those obligations. During 2011, the Company was notified by the Trust of its intentions to cease operations at the end of 2011 and was assessed $0.6 million as an estimate of its pro-rata share of future costs related to the Trust. This amount was accrued and paid in 2011. Based on actual experience, the Company could receive a refund or be assessed additional contributions for workers’ compensation claims. During 2012 and 2013, the Company utilized traditional insurance to provide workers’ compensation benefits.

16.	EARNINGS (LOSS) PER SHARE
The following table illustrates the calculation of Basic and Diluted EPS (in thousands, except per share amounts):

	Year Ended
	January 3, 2014	December 28, 2012	December 30, 2011
Numerator for basic EPS:
Net income (loss)	$36,267	$(4,799)	$33,122
Denominator for basic EPS:
Weighted average shares outstanding	23,991	23,584	23,258
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units	1,332	—	378
Denominator for diluted EPS	25,323	23,584	23,636
Basic EPS	$1.51	$(0.20)	$1.42
Diluted EPS	$1.43	$(0.20)	$1.40
The diluted weighted average share calculations do not include the following securities, which are not dilutive to the EPS calculations or the performance criteria have not been met:

	Year Ended
	January 3, 2014	December 28, 2012	December 30, 2011
Time-vested stock options, restricted stock and restricted stock units	18,480	2,142,000	909,000
Performance-vested stock options and restricted stock units	—	781,000	649,000

GREATBATCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For all periods presented, no shares related to CSN were included in the diluted EPS calculations as the average share price of the Company’s common stock for those periods did not exceed CSN’s conversion price per share.

17.	ACCUMULATED OTHER COMPREHENSIVE INCOME
Accumulated Other Comprehensive Income is comprised of the following (in thousands):

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total Pre-Tax Amount	Tax	Net-of-Tax Amount
At December 28, 2012	$(962)	$120	$13,431	$12,589	$358	$12,947
Unrealized gain on cash flow hedges	—	58	—	58	(20)	38
Realized gain on foreign currency hedges	—	(1,154)	—	(1,154)	404	(750)
Realized loss on interest rate swap hedges	—	508	—	508	(178)	330
Net defined benefit plan liability adjustments	290	—	—	290	(18)	272
Foreign currency translation gain	—	—	1,521	1,521	—	1,521
At January 3, 2014	$(672)	$(468)	$14,952	$13,812	$546	$14,358
The realized (gain) loss relating to the Company’s foreign currency and interest rate swap hedges were reclassified from Accumulated Other Comprehensive Income and included in Cost of Sales and Interest Expense, respectively, in the Consolidated Statements of Operations. See Note 10 “Defined Benefit Plans” for details on the change in defined benefit plan liability adjustments.

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
Foreign currency contracts - The fair value of foreign currency contracts are determined through the use of cash flow models that utilize observable market data inputs to estimate fair value. These observable market data inputs include foreign exchange rate and credit spread curves. In addition to the above, the Company received fair value estimates from the foreign currency contract counterparty to verify the reasonableness of the Company’s estimates. The Company’s foreign currency contracts are categorized in Level 2 of the fair value hierarchy. The fair value of the Company’s foreign currency contracts will be realized as Cost of Sales as the inventory, which the contracts are hedging the cash flows to produce, is sold, of which approximately $0.1 million is expected to be realized within the next twelve months.
Interest rate swap - The fair value of the Company’s interest rate swap outstanding at January 3, 2014 was determined through the use of a cash flow model that utilizes observable market data inputs. These observable market data inputs include LIBOR, swap rates, and credit spread curves. In addition to the above, the Company received a fair value estimate from the interest rate swap counterparty to verify the reasonableness of the Company’s estimate. This fair value calculation was categorized in Level 2 of the fair value hierarchy.
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

GREATBATCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s accrued contingent consideration is categorized in Level 3 of the fair value hierarchy. Changes in accrued contingent consideration were as follows (in thousands):

At December 30, 2011	$—
Contingent consideration liability acquired	1,500
Fair value adjustments	30
At December 28, 2012	1,530
Fair value adjustments	(690)
At January 3, 2014	$840
The recurring Level 3 fair value measurements of the Company’s contingent consideration liability include the following significant unobservable inputs (dollars in thousands):

Contingent Consideration Liability	Fair Value at January 3, 2014	Valuation Technique	Unobservable Inputs
Financial milestones	$200	Discounted cash flow	Discount rate	12%
			Projected year of payment	2014
			Probability weighted payment amount	$200
Development milestones	$640	Discounted cash flow	Discount rate	20%
			Projected year of payment	2016
			Probability weighted payment amount	$1,000
The following tables provide information regarding assets and liabilities recorded at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
Description	At January 3, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Foreign currency contracts (Note 15)	$140	$—	$140	$—
Accrued contingent consideration	840	—	—	840
Interest rate swap (Note 9)	328	—	328	—

	Fair Value Measurements Using
Description	At December 28, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Foreign currency contracts	$757	$—	$757	$—
Liabilities
Accrued contingent consideration	$1,530	$—	$—	$1,530
Interest rate swap	638	—	638	—

GREATBATCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Fair value standards also apply to certain assets and liabilities that are measured at fair value on a nonrecurring basis. A summary of the valuation methodologies for assets and liabilities measured on a nonrecurring basis is as follows:
Cost and equity method investments—The Company holds investments in equity and other securities that are accounted for as either cost or equity method investments, which are classified as Other Assets. The total carrying value of these investments is reviewed quarterly for changes in circumstance or the occurrence of events that suggest the Company’s investment may not be recoverable. The fair value of cost or equity method investments is not adjusted if there are no identified events or changes in circumstances that may have a material effect on the fair value of the investments. Gains and losses realized on cost and equity method investments are recorded in Other Expense, Net, unless separately stated. The aggregate recorded amount of cost and equity method investments at January 3, 2014 and December 28, 2012 was $12.3 million and $9.1 million, respectively.
During 2013, 2012 and 2011, the Company recognized impairment charges related to its cost and equity method investments of $0.5 million, $0.1 million and $0.3 million, respectively. The fair value of these investments was determined by reference to recent sales data of similar shares to independent parties in an inactive market. This fair value calculation was categorized in Level 2 of the fair value hierarchy. On January 5, 2011, the Company sold its cost method investment in IntElect Medical, Inc. (“IntElect”) in conjunction with Boston Scientific’s acquisition of IntElect. This transaction resulted in a pre-tax gain of $4.5 million in 2011 and an additional $0.4 million during 2012. Cost and equity method investment impairment charges, gains and losses are included in Loss (Gain) on Cost and Equity Method Investments, Net in the Consolidated Statements of Operations.
Long-lived assets – The Company reviews the carrying amount of its long-lived assets to be held and used for potential impairment whenever certain indicators are present as described in Note 1 “Summary of Significant Accounting Policies.” In connection with the sale of certain orthopaedic and wireless sensing product lines, during 2012, the Company transferred long-lived assets to held for sale. In connection with these transfers, the Company recognized impairment charges during 2013 and 2012. Refer to Note 5 “Assets Held for Sale” for further discussion. The fair value of these asset groups were determined based upon the sales price or offers for the long-lived assets and was categorized in Level 2 of the fair value hierarchy. During 2013, the Company wrote off its IPR&D assets as these projects were discontinued prior to reaching technological feasibility. See Note 7 “Intangible Assets.”
The following table provides information regarding assets and liabilities recorded at fair value on a nonrecurring basis. There were no such assets or liabilities as of January 3, 2014 (in thousands):

	Fair Value Measurements Using
Description	At December 28, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Assets Held for Sale—Swiss orthopaedic disposal group (Note 5)	$4,499	$—	$4,499	$—
Cost method investment	86	—	86	—
Fair Value of Other Financial Instruments
Pension plan assets – The fair value of the Company’s pension plan assets disclosed in Note 10 “Defined Benefit Plans” are determined based upon quoted market prices in inactive markets or valuation models with observable market data inputs to estimate fair value. These observable market data inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers and reference data. The Company’s pension plan assets are categorized in Level 1 or Level 2 of the fair value hierarchy.

GREATBATCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.	BUSINESS SEGMENT, GEOGRAPHIC AND CONCENTRATION RISK INFORMATION
In connection with the realignment of the Company's operating structure in 2013 to optimize profitable growth, which included changing the Company's management and reporting structure, the Company reevaluated its operating and reporting segments. Beginning in the fourth quarter of 2013, the Company determined that it has two reportable segments: Greatbatch Medical and QiG. As required, the Company reclassified certain prior year amounts to conform them to the current year presentation, including goodwill, segment operating income (loss), segment depreciation and amortization, segment assets and sales categorizations.
Greatbatch Medical designs and manufactures medical devices and components where Greatbatch either owns the intellectual property or has unique manufacturing and assembly expertise and includes the financial results of the former Implantable Medical and Electrochem segments, excluding QiG. Greatbatch Medical provides medical devices and components to the following markets:

•
Cardiac/Neuromodulation: Products include batteries, capacitors, filtered and unfiltered feed-throughs, engineered components, implantable stimulation leads, and enclosures used in implantable medical devices.

•
Orthopaedics: Products include hip and shoulder joint reconstruction implants, bone plates and spinal devices, and instruments and delivery systems used in hip and knee replacement, trauma fixation, and spinal surgeries.

•	Portable Medical: Products include life-saving and life-enhancing applications comprising automated external defibrillators, portable oxygen concentrators, ventilators, and powered surgical tools.

•
Vascular: Products include introducers, medical coatings, steerable sheaths, and catheters that deliver therapies for various markets such as coronary and neurovascular disease, peripheral vascular disease, interventional radiology, vascular access, atrial fibrillation, and interventional cardiology, plus products for medical imaging and pharmaceutical delivery.

•	Energy: Products include primary and rechargeable batteries and battery packs for demanding applications such as down hole drilling tools.
Greatbatch Medical also offers value-added assembly and design engineering services for medical devices that utilize its component products.
QiG focuses on developing medical device systems for some of healthcare’s most pressing challenges and reflects Greatbatch’s strategic evolution of its product offerings in order to raise the growth and profitability profile of the Company. QiG utilizes a disciplined and diversified portfolio approach with three investment modes: new medical device systems commercialization, collaborative programs with OEM customers, and strategic equity positions in start-up companies. The development of certain new medical device systems are facilitated through the establishment of limited liability corporations (“LLC”). These LLCs do not own, but have the exclusive right to use the technology of Greatbatch Medical in certain, specifically designed fields of use and have an exclusive manufacturing agreement with Greatbatch Medical. QiG currently owns 89% - 100% of three LLCs. The minority interest of these LLCs was granted to key opinion leaders, clinicians and strategic partners at or near the time the LLC was established. Under the LLC agreement, QiG is liable for 100% of the expenses incurred by the LLC. However, no income is distributed to the minority holders of the LLC until QiG is reimbursed for all expenses paid. Once QiG has been fully reimbursed, all future net income is distributed based upon the respective LLCs ownership percentages. One of the LLCs established by QiG is for the Company's spinal cord stimulator to treat chronic intractable pain of the trunk and/or limbs. This product was submitted for Food and Drug Administration (“FDA”) and CE Mark approval near the end of 2013. Another medical device system being developed by QiG is an implantable loop recorder for cardiac arrhythmia diagnostics.
Current QiG revenue includes sales of neural interface technology, components and systems to the neuroscience and clinical markets. Future income of QiG is expected to come from various sources including investment gains from the sales of LLC ownership interests, technology licensing fees, royalty revenue, and/or the sales of medical device systems to OEM customers.
Historical results reflecting the new business segments for previously reported periods are shown below. An analysis and reconciliation of the Company’s business segment, product line and geographic information to the respective information in the Consolidated Financial Statements follows. Sales by geographic area are presented by allocating sales from external customers based on where the products are shipped to (in thousands):

GREATBATCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended
Sales:	January 3, 2014	December 28, 2012	December 30, 2011
Greatbatch Medical
Cardiac/Neuromodulation	$325,412	$306,669	$303,690
Orthopaedics	130,247	122,061	140,277
Portable Medical	78,743	81,659	9,609
Vascular	48,357	51,980	45,098
Energy	52,488	54,066	48,100
Other	25,655	27,287	22,048
Total Greatbatch Medical	660,902	643,722	568,822
QiG	3,043	2,455	—
Total sales	$663,945	$646,177	$568,822

	Year Ended
	January 3, 2014	December 28, 2012	December 30, 2011
Segment income (loss) from operations:
Greatbatch Medical	$111,805	$79,093	$104,703
QiG	(30,484)	(32,554)	(27,277)
Total segment income from operations	81,321	46,539	77,426
Unallocated operating expenses	(19,982)	(20,718)	(15,727)
Operating income as reported	61,339	25,821	61,699
Unallocated other expense	(12,501)	(19,091)	(13,307)
Income before provision for income taxes as reported	$48,838	$6,730	$48,392

	Year Ended
	January 3, 2014	December 28, 2012	December 30, 2011
Depreciation and Amortization:
Greatbatch Medical	$31,112	$39,820	$31,247
QiG	1,539	630	289
Total depreciation and amortization included in segment income from operations	32,651	40,450	31,536
Unallocated depreciation and amortization	9,681	18,475	16,159
Total depreciation and amortization	$42,332	$58,925	$47,695

	Year Ended
	January 3, 2014	December 28, 2012	December 30, 2011
Expenditures for tangible long-lived assets, excluding acquisitions:
Greatbatch Medical	$13,242	$33,249	$22,692
QiG	2,134	3,208	889
Total reportable segments	15,376	36,457	23,581
Unallocated long-lived tangible assets	2,798	4,709	741
Total expenditures	$18,174	$41,166	$24,322

GREATBATCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	At
	January 3, 2014	December 28, 2012	December 30, 2011
Identifiable assets:
Greatbatch Medical	$758,369	$779,890	$766,125
QiG	56,245	57,750	49,407
Total reportable segments	814,614	837,640	815,532
Unallocated assets	76,089	52,235	65,815
Total assets	$890,703	$889,875	$881,347

	Year Ended
	January 3, 2014	December 28, 2012	December 30, 2011
Sales by geographic area:
United States	$325,090	$330,537	$256,987
Non-Domestic locations:
Puerto Rico	117,961	105,731	94,059
Belgium	67,155	58,043	62,978
United Kingdom & Ireland	39,972	43,938	54,029
Rest of world	113,767	107,928	100,769
Total sales	$663,945	$646,177	$568,822

	At
	January 3, 2014	December 28, 2012	December 30, 2011
Long-lived tangible assets:
United States	$116,484	$123,104	$113,693
Rest of world	29,289	27,789	32,113
Total	$145,773	$150,893	$145,806

A significant portion of the Company’s sales and accounts receivable were to three customers as follows:

	Sales			Accounts Receivable
	Year Ended			At
	January 3, 2014	December 28, 2012	December 30, 2011	January 3, 2014	December 28, 2012
Customer A	20%	19%	19%	8%	7%
Customer B	16%	16%	19%	19%	21%
Customer C	13%	11%	13%	8%	6%
	49%	46%	51%	35%	34%

GREATBATCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.	QUARTERLY SALES AND EARNINGS DATA—UNAUDITED

	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.
	(in thousands, except per share data)
2013
Sales	$176,619	$167,730	$171,331	$148,265
Gross profit	57,385	55,877	57,302	48,749
Net income	9,781	11,071	9,752	5,663
EPS—basic	0.40	0.46	0.41	0.24
EPS—diluted	0.38	0.44	0.39	0.23

2012
Sales	$159,186	$161,340	$166,548	$159,103
Gross profit	51,874	50,954	51,933	46,888
Net income (loss)	(5,556)	(7,561)	3,851	4,467
EPS—basic	(0.23)	(0.32)	0.16	0.19
EPS—diluted	(0.23)	(0.32)	0.16	0.19
Net income in the third and fourth quarters of 2012 was impacted by charges incurred in connection with the consolidation of the Company’s Swiss orthopaedic facilities. See Note 13 “Other Operating Expenses, Net.”
Fourth quarter results for 2013 includes an additional week of operations in comparison to the same period of 2012 as the Company utilizes a fifty-two, fifty-three week fiscal year, which ends on the Friday nearest December 31st. Although this additional week of operations may have impacted certain financial statement line items, management believes that, when combined with the additional holiday and weather related shutdowns, this additional week did not materially impact our net operating results.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Management’s Report on Internal Control Over Financial Reporting appears in Part II, Item 8, “Financial Statements and Supplementary Data” of this report and is incorporated into this Item 9A by reference.

a.	Evaluation of Disclosure Controls and Procedures.
Our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the Securities and Exchange Commission as of January 3, 2014. These disclosure controls and procedures have been designed to provide reasonable assurance that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on their evaluation, as of January 3, 2014, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.

b.	Changes in Internal Control Over Financial Reporting.
There have been no changes in the registrant’s internal control over financial reporting that occurred during our last fiscal quarter to which this Annual Report on Form 10-K relates that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding the Company’s directors appearing under the caption “Election of Directors” in the Company’s Proxy Statement for its 2014 Annual Meeting of Stockholders is incorporated herein by reference.
Information regarding the Company’s executive officers is presented under the caption “Executive Officers of the Company” in Part I of this Annual Report on Form 10-K.
The other information required by Item 10 is incorporated by reference from the Company’s Proxy Statement for its 2014 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION
Information regarding executive compensation in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding security ownership of certain beneficial owners and management and related stockholder matters, including the table titled “Equity Compensation Plan Information,” in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information regarding certain relationships and related transactions, and director independence in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information regarding the fees paid to and services provided by Deloitte & Touche LLP, the Company’s independent registered public accounting firm, in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

1.	Financial statements and financial statement schedules filed as part of this Annual Report on Form 10-K. See Part II, Item 8. “Financial Statements and Supplementary Data.”

2.	The following financial statement schedule is included in this report on Form 10-K (in thousands):
Schedule II—Valuation and Qualifying Accounts

		Col. C—Additions
Col. A Description	Col. B Balance at Beginning of Period	Charged to Costs & Expenses		Charged to Other Accounts- Describe		Col. D Deductions - Describe		Col. E Balance at End of Period
January 3, 2014
Allowance for doubtful accounts	$2,372	$(93)		$(15)	(4)	$(263)	(2)	$2,001
Valuation allowance for deferred income tax assets	$12,768	$(1,263)	(1)	$32	(4)	$124	(1)	$11,661
December 28, 2012
Allowance for doubtful accounts	$1,930	$484		$71	(3)(4)	$(113)	(2)	$2,372
Valuation allowance for deferred income tax assets	$7,775	$5,145	(1)	$124	(4)	$(276)	(5)	$12,768
December 30, 2011
Allowance for doubtful accounts	$1,830	$288		$170	(3)(4)	$(358)	(2)	$1,930
Valuation allowance for deferred income tax assets	$6,482	$702	(1)	$591	(3)(4)	$—		$7,775

(1)
Valuation allowance recorded in the provision for income taxes for certain net operating losses and tax credits. The net increase in allowance in 2013 primarily relates to net operating losses incurred by our Switzerland operations.

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

Dated:	March 4, 2014	By	/s/ Thomas J. Hook
Thomas J. Hook (Principal Executive Officer)
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Thomas J. Hook	President & Chief Executive Officer & Director (Principal Executive Officer)	March 4, 2014
Thomas J. Hook

/s/ Michael Dinkins	Executive Vice President & Chief Financial Officer (Principal Financial Officer)	March 4, 2014
Michael Dinkins

/s/ Thomas J. Mazza	Vice President and Corporate Controller (Principal Accounting Officer)	March 4, 2014
Thomas J. Mazza

/s/ Bill R. Sanford	Chairman	March 4, 2014
Bill R. Sanford

/s/ Pamela G. Bailey	Director	March 4, 2014
Pamela G. Bailey

/s/ Anthony P. Bihl III	Director	March 4, 2014
Anthony P. Bihl III

/s/ Joseph W. Dziedzic	Director	March 4, 2014
Joseph W. Dziedzic

/s/ Rudy A. Mazzocchi	Director	March 4, 2014
Rudy A. Mazzocchi

/s/ Kevin C. Melia	Director	March 4, 2014
Kevin C. Melia

/s/ Dr. Joseph A. Miller, Jr.	Director	March 4, 2014
Dr. Joseph A. Miller, Jr.

/s/ Peter H. Soderberg	Director	March 4, 2014
Peter H. Soderberg

/s/ William B. Summers, Jr.	Director	March 4, 2014
William B. Summers, Jr.

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

3.1	Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to our quarterly report on Form 10-Q for the period ended June 27, 2008).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our annual report on Form 10-K for the period ended January 1, 2010).

10.1#
1998 Stock Option Plan (including form of “standard” option agreement, form of “special” option agreement and form of “non-standard” option agreement) (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1 (File No. 333-37554)).

10.2*#	Amendment to Greatbatch, Inc. 1998 Stock Option Plan

10.3#	Non-Employee Director Stock Incentive Plan (incorporated by reference to Exhibit A to our Definitive Proxy Statement on Schedule 14-A filed on April 22, 2002).

10.4#	Greatbatch, Inc. Executive Short Term Incentive Compensation Plan (incorporated by reference to Exhibit A to our Definitive Proxy Statement on Schedule 14-A filed on April 20, 2012).

10.5	License Agreement dated August 8, 1996, between Greatbatch Ltd. and Evans Capacitor Company (incorporated by reference to Exhibit 10.23 to our Registration Statement on Form S-1 (File No. 333-37554)).

10.6+
Amendment No. 2 dated December 6, 2002, between Greatbatch Technologies, Ltd. and Evans Capacitor Company (incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K for the year ended January 3, 2003).

10.7#
Form of Change of Control Agreement between Greatbatch, Inc. and its executive officers (Thomas J. Hook, Mauricio Arellano, Michelle Graham and Timothy G. McEvoy) (incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the period ended July 1, 2011).

10.8#
Form of Change of Control Agreement between Greatbatch, Inc. and its executive officers (Michael Dinkins, Andrew P. Holman, and George M. Cintra) (incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K for the year ended December 28, 2012).

10.9
Second Amended and Restated Credit Agreement dated September 20, 2013 by and among Greatbatch Ltd., the lenders party thereto and Manufacturers and Traders Trust Company, as administrative agent, Bank of America, N.A., as syndication agent and RBS Citizens, N.A. and Wells Fargo Bank, National Association, as co-documentation agents (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 23, 2013).

10.10#	Employment Agreement dated August 5, 2013 between Greatbatch, Inc. and Thomas J. Hook (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 9, 2013).

10.11#	2005 Stock Incentive Plan (incorporated by reference to Exhibit B to our Definitive Proxy Statement on Schedule 14-A filed on April 20, 2007).

10.12#	2009 Stock Incentive Plan (incorporated by reference to Exhibit A to our Definitive Proxy Statement on Schedule 14-A filed on April 13, 2009).

10.13#	2011 Stock Incentive Plan (as amended December 7, 2011) (incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K for the year ended December 30, 2011).

10.14*#	Amendment to Greatbatch, Inc. 2011 Stock Incentive Plan, Greatbatch, Inc. 2009 Stock Incentive Plan, Greatbatch, Inc. 2005 Stock Incentive Plan

EXHIBIT NUMBER	DESCRIPTION

10.15*#	Form of Restricted Stock Award Letter

10.16*#	Form of Performance-Based Restricted Stock Units Award Letter

10.17*#	Form of Nonqualified Option Award Letter

10.18*#	Form of Time-Based Restricted Stock Units Award Letter

12.1*	Ratio of Earnings to Fixed Charges (Unaudited)

21.1*	Subsidiaries of Greatbatch, Inc.

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XRBL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
Portions of those exhibits marked “+” have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

* -	Filed herewith.

** -	Furnished herewith.

# -	Indicates exhibits that are management contracts or compensation plans or arrangements required to be filed pursuant to Item 14(c) of Form 10-K.