Form 10-Q
period 2014-04-14
GREATBATCH, INC.
filed 2014-05-13
CIK 1114483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 4, 2014
Commission File Number 1-16137
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒
The number of shares outstanding of the Company’s common stock, $0.001 par value per share, as of May 13, 2014 was: 24,880,319 shares.

Greatbatch, Inc.
Table of Contents for Form 10-Q
As of and for the Quarterly Period Ended April 4, 2014

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
GREATBATCH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS—Unaudited
(in thousands except share and per share data)

	As of
	April 4, 2014	January 3, 2014
Assets
Current assets:
Cash and cash equivalents	$38,325	$35,465
Accounts receivable, net of allowance for doubtful accounts of $2.0 million in 2014 and 2013	117,221	113,679
Inventories	118,083	118,358
Refundable income taxes	—	2,306
Deferred income taxes	5,967	6,008
Prepaid expenses and other current assets	5,165	6,717
Total current assets	284,761	282,533
Property, plant and equipment, net	145,186	145,773
Amortizing intangible assets, net	72,922	76,122
Indefinite-lived intangible assets	20,288	20,288
Goodwill	347,251	346,656
Deferred income taxes	2,949	2,933
Other assets	17,020	16,398
Total assets	$890,377	$890,703
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$43,122	$46,508
Income taxes payable	1,889	—
Deferred income taxes	619	613
Accrued expenses	24,366	44,681
Total current liabilities	69,996	91,802
Long-term debt	195,000	197,500
Deferred income taxes	51,440	52,012
Other long-term liabilities	7,119	7,334
Total liabilities	323,555	348,648
Stockholders’ equity:
Preferred stock, $0.001 par value, authorized 100,000,000 shares; no shares issued or outstanding in 2014 or 2013	—	—
Common stock, $0.001 par value, authorized 100,000,000 shares; 24,836,970 shares issued and 24,820,665 shares outstanding in 2014; 24,459,153 shares issued and 24,422,555 shares outstanding in 2013	25	24
Additional paid-in capital	352,988	344,915
Treasury stock, at cost, 16,305 shares in 2014 and 36,598 shares in 2013	(720)	(1,232)
Retained earnings	198,912	183,990
Accumulated other comprehensive income	15,617	14,358
Total stockholders’ equity	566,822	542,055
Total liabilities and stockholders’ equity	$890,377	$890,703
The accompanying notes are an integral part of these condensed consolidated financial statements.

GREATBATCH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME — Unaudited
(in thousands except per share data)

	Three Months Ended
	April 4, 2014	March 29, 2013
Sales	$174,281	$148,265
Cost of sales	116,685	99,516
Gross profit	57,596	48,749
Operating expenses:
Selling, general and administrative expenses	21,755	20,092
Research, development and engineering costs, net	13,531	11,080
Other operating (income) expenses, net	(214)	3,238
Total operating expenses	35,072	34,410
Operating income	22,524	14,339
Interest expense	1,084	6,988
Other (income) expense, net	(621)	285
Income before provision for income taxes	22,061	7,066
Provision for income taxes	7,139	1,403
Net income	$14,922	$5,663
Earnings per share:
Basic	$0.61	$0.24
Diluted	$0.58	$0.23
Weighted average shares outstanding:
Basic	24,614	23,750
Diluted	25,694	24,415
Comprehensive Income
Net income	$14,922	$5,663
Other comprehensive income (loss):
Foreign currency translation gain (loss)	1,182	(3,063)
Net change in cash flow hedges, net of tax	77	269
Defined benefit plan liability adjustment, net of tax	—	597
Other comprehensive income (loss)	1,259	(2,197)
Comprehensive income	$16,181	$3,466
The accompanying notes are an integral part of these condensed consolidated financial statements.

GREATBATCH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—Unaudited
(in thousands)

	Three Months Ended
	April 4, 2014	March 29, 2013
Cash flows from operating activities:
Net income	$14,922	$5,663
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,252	8,764
Debt related amortization included in interest expense	192	5,759
Stock-based compensation	3,177	2,431
Other non-cash gains	(3,684)	(930)
Deferred income taxes	(590)	(29,212)
Changes in operating assets and liabilities:
Accounts receivable	(3,392)	(3,897)
Inventories	518	(12,073)
Prepaid expenses and other current assets	1,564	80
Accounts payable	(2,663)	(512)
Accrued expenses	(16,733)	(13,920)
Income taxes payable	4,438	30,252
Net cash provided by (used in) operating activities	7,001	(7,595)
Cash flows from investing activities:
Acquisition of property, plant and equipment	(5,974)	(6,745)
Proceeds from sale of orthopaedic product lines (Note 8)	2,531	1,768
Purchase of cost and equity method investments	—	(810)
Other investing activities	—	8
Net cash used in investing activities	(3,443)	(5,779)
Cash flows from financing activities:
Principal payments of long-term debt	(2,500)	(205,782)
Proceeds from issuance of long-term debt	—	208,000
Issuance of common stock	3,445	1,185
Other financing activities	(1,608)	(81)
Net cash provided by (used in) financing activities	(663)	3,322
Effect of foreign currency exchange rates on cash and cash equivalents	(35)	(88)
Net increase (decrease) in cash and cash equivalents	2,860	(10,140)
Cash and cash equivalents, beginning of period	35,465	20,284
Cash and cash equivalents, end of period	$38,325	$10,144
The accompanying notes are an integral part of these condensed consolidated financial statements.

GREATBATCH, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY — Unaudited
(in thousands)

							Accumulated
			Additional	Treasury			Other	Total
	Common Stock		Paid-In	Stock		Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Income	Equity
At January 3, 2014	24,459	$24	$344,915	(37)	$(1,232)	$183,990	$14,358	$542,055
Stock-based compensation	—	—	2,161	—	—	—	—	2,161
Net shares issued under stock incentive plans	378	1	5,786	(74)	(3,703)	—	—	2,084
Shares contributed to 401(k) Plan	—	—	126	95	4,215	—	—	4,341
Net income	—	—	—	—	—	14,922	—	14,922
Total other comprehensive income	—	—	—	—	—	—	1,259	1,259
At April 4, 2014	24,837	$25	$352,988	(16)	$(720)	$198,912	$15,617	$566,822
The accompanying notes are an integral part of these condensed consolidated financial statements.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

1.	BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information (Accounting Standards Codification (“ASC”) 270, Interim Reporting) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a full presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of Greatbatch, Inc. and its wholly-owned subsidiary, Greatbatch Ltd. (collectively “Greatbatch” or the “Company”), for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ materially from these estimates. The January 3, 2014 condensed consolidated balance sheet data was derived from audited consolidated financial statements but does not include all disclosures required by GAAP. For further information, refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended January 3, 2014. The Company utilizes a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31st. The first quarter of 2014 and 2013 each contained 13 weeks, and ended on April 4, and March 29, respectively.

2.	SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended
(in thousands)	April 4, 2014	March 29, 2013
Noncash investing and financing activities:
Common stock contributed to 401(k) Plan	$4,341	$2,477
Property, plant and equipment purchases included in accounts payable	1,180	1,219
Cash paid during the period for:
Interest	$953	$1,556
Income taxes	544	494

3.	INVENTORIES
Inventories are comprised of the following (in thousands):

	As of
	April 4, 2014	January 3, 2014
Raw materials	$66,539	$67,939
Work-in-process	36,779	36,670
Finished goods	14,765	13,749
Total	$118,083	$118,358

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

4.	INTANGIBLE ASSETS
Amortizing intangible assets are comprised of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount
At April 4, 2014
Technology and patents	$97,376	$(70,708)	$1,993	$28,661
Customer lists	68,257	(26,337)	1,552	43,472
Other	4,434	(4,532)	887	789
Total amortizing intangible assets	$170,067	$(101,577)	$4,432	$72,922
At January 3, 2014
Technology and patents	$97,376	$(69,026)	$1,980	$30,330
Customer lists	68,257	(24,671)	1,367	44,953
Other	4,434	(4,399)	804	839
Total amortizing intangible assets	$170,067	$(98,096)	$4,151	$76,122
Aggregate intangible asset amortization expense is comprised of the following (in thousands):

	Three Months Ended
	April 4, 2014	March 29, 2013
Cost of sales	$1,563	$1,780
Selling, general and administrative expenses	1,717	1,452
Research, development and engineering costs, net	201	136
Total intangible asset amortization expense	$3,481	$3,368
Estimated future intangible asset amortization expense based on the current carrying value is as follows (in thousands):

Estimated Amortization Expense
Remainder of 2014	$10,238
2015	12,668
2016	10,373
2017	9,251
2018	6,962
Thereafter	23,430
Total estimated amortization expense	$72,922
Indefinite-lived intangible assets are comprised of the following (in thousands):

Trademarks and Tradenames
At January 3, 2014	$20,288
At April 4, 2014	$20,288
The change in goodwill is as follows (in thousands):

	Greatbatch Medical	QiG	Total
At January 3, 2014	$304,856	$41,800	$346,656
Foreign currency translation	595	—	595
At April 4, 2014	$305,451	$41,800	$347,251

5.	DEBT
Long-term debt is comprised of the following (in thousands):

	As of
	April 4, 2014	January 3, 2014
Revolving line of credit	$—	$—
Variable rate term loan	195,000	197,500
Total long-term debt	$195,000	$197,500
Credit Facility – In September 2013, the Company amended and extended its credit facility (the “Credit Facility”). The new Credit Facility provides a $300 million revolving credit facility (the “Revolving Credit Facility”), a $200 million term loan (the “Term Loan”), a $15 million letter of credit subfacility, and a $15 million swingline subfacility. The Credit Facility can be increased by $200 million upon the Company’s request and approval by the lenders. The Revolving Credit Facility has a maturity date of September 20, 2018, which may be extended to September 20, 2019 upon notice by the Company and subject to certain conditions. The principal of the Term Loan is payable in quarterly installments as specified in the Credit Facility until its maturity date of September 20, 2019, when the unpaid balance is due in full.
The Credit Facility is secured by the Company’s non-realty assets including cash, accounts receivable and inventories. Interest rates on the Revolving Credit Facility and Term Loan are, at the Company’s option either at: (i) the prime rate plus the applicable margin, which ranges between 0.0% and 0.75%, based on the Company’s total leverage ratio or (ii) the applicable LIBOR rate plus the applicable margin, which ranges between 1.375% and 2.75%, based on the Company’s total leverage ratio. Loans under the swingline subfacility will bear interest at the prime rate plus the applicable margin, which ranges between 0.0% and 0.75%, based on the Company’s total leverage ratio. The Company is also required to pay a commitment fee, which varies between 0.175% and 0.25% depending on the Company’s total leverage ratio.
The Credit Facility contains limitations on the incurrence of indebtedness, liens and licensing of intellectual property, investments and certain payments. The Credit Facility permits the Company to engage in the following activities up to an aggregate amount of $300 million: 1) engage in permitted acquisitions in the aggregate not to exceed $250 million; 2) make other investments in the aggregate not to exceed $100 million; 3) make stock repurchases and declare dividends not to exceed $150 million in the aggregate; and 4) make investments in foreign subsidiaries not to exceed $20 million in the aggregate. At any time that the total leverage ratio of the Company for the two most recently ended fiscal quarters is less than 2.75 to 1.0, the Company may make an election to reset each of the amounts specified above. Additionally, these limitations can be waived upon the Company’s request and approval of a majority of the lenders. As of April 4, 2014, the Company had available to it 100% of the above limits except for the aggregate limit and other investments limit which are now $298 million and $98 million, respectively.

The Credit Facility requires the Company to maintain a rolling four quarter ratio of adjusted EBITDA to interest expense of at least 3.0 to 1.0, and a total leverage ratio of not greater than 4.5 to 1.0 and a total leverage ratio not greater than 4.25 to 1.0 after January 2, 2016. The calculation of adjusted EBITDA and total leverage ratio excludes non-cash charges, extraordinary, unusual, or non-recurring expenses or losses, non-cash stock-based compensation, and non-recurring expenses or charges incurred in connection with permitted acquisitions. As of April 4, 2014, the Company was in compliance with all covenants under the Credit Facility.
The Credit Facility contains customary events of default. Upon the occurrence and during the continuance of an event of default, a majority of the lenders may declare the outstanding advances and all other obligations under the Credit Facility immediately due and payable.
As of April 4, 2014, the weighted average interest rate on borrowings under the Credit Facility, which does not take into account the impact of the Company’s interest rate swap, was 1.57%. As of April 4, 2014, the Company had $300 million of borrowing capacity available under the Credit Facility. This borrowing capacity may vary from period to period based upon the debt and EBITDA levels of the Company, which impacts the covenant calculations described above.
Interest Rate Swap – From time to time, the Company enters into interest rate swap agreements in order to hedge against potential changes in cash flows on the outstanding borrowings on the Credit Facility. The variable rate received on the interest rate swaps and the variable rate paid on the debt have the same rate of interest, excluding the credit spread, and resets and pays interest on the same date. During 2012, the Company entered into a three-year $150 million interest rate swap, which amortizes $50 million per year. This swap was entered into in order to hedge against potential changes in cash flows on the outstanding Credit Facility borrowings, which are also indexed to the one-month LIBOR rate. This swap is being accounted for as a cash flow hedge. Information regarding the Company’s outstanding interest rate swap as of April 4, 2014 is as follows (dollars in thousands):

Instrument	Type of Hedge	Notional Amount	Start Date	End Date	Pay Fixed Rate	Current Receive Floating Rate	Fair Value April 4, 2014	Balance Sheet Location
Interest rate swap	Cash flow	$100,000	Feb-13	Feb-16	0.573%	0.157%	$(330)	Other Long-Term Liabilities
The estimated fair value of the interest rate swap agreement represents the amount the Company expects to receive (pay) to terminate the contract. No portion of the change in fair value of the Company’s interest rate swap during the three months ended April 4, 2014 was considered ineffective. The amount recorded as Interest Expense during the three months ended April 4, 2014 and March 29, 2013 related to the Company’s interest rate swap was $0.1 million and $0.06 million, respectively.

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
The contractual interest and discount amortization for CSN were as follows (in thousands):

	Three months ended
	April 4, 2014	March 29, 2013
Contractual interest	$—	$634
Discount amortization	—	5,368
The expected future minimum principal payments under the Term Loan as of April 4, 2014 are as follows (in thousands):

Remainder of 2014	$7,500
2015	11,250
2016	16,250
2017	20,000
2018	20,000
Thereafter	120,000
Total	$195,000
The Company has the ability and intent to use availability under the Revolving Credit Facility to fund principal payments on the Term Loan.
Deferred Financing Fees - The change in deferred financing fees is as follows (in thousands):

At January 3, 2014	$3,860
Amortization during the period	(192)
At April 4, 2014	$3,668

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

6.	DEFINED BENEFIT PLANS
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
During 2012, the Company transferred most major functions performed at its facilities in Switzerland into other existing facilities. As a result, the Company curtailed its defined benefit plan provided to employees at those Swiss facilities and recognized a curtailment gain during 2013. In accordance with ASC 715, this gain was recognized in Other Operating Expenses, Net as the related employees were terminated.
The change in net defined benefit plan liability is as follows (in thousands):

At January 3, 2014	$1,691
Net defined benefit cost	77
Benefit payments	(131)
Foreign currency translation	14
At April 4, 2014	$1,651
Net defined benefit cost (income) is comprised of the following (in thousands):

	Three Months Ended
	April 4, 2014	March 29, 2013
Service cost	$52	$82
Interest cost	19	63
Curtailment gain	—	(1,150)
Amortization of net loss	6	—
Net defined benefit cost (income)	$77	$(1,005)

7.	STOCK-BASED COMPENSATION
The components and classification of stock-based compensation expense were as follows (in thousands):

	Three Months Ended
	April 4, 2014	March 29, 2013
Stock options	$604	$705
Restricted stock and units	1,557	1,463
401(k) Plan stock contribution	1,016	263
Total stock-based compensation expense	$3,177	$2,431

Cost of sales	$911	$422
Selling, general and administrative expenses	1,923	1,867
Research, development and engineering costs, net	343	142
Total stock-based compensation expense	$3,177	$2,431

The weighted average fair value and assumptions used to value options granted are as follows:

	Three Months Ended
	April 4, 2014	March 29, 2013
Weighted average fair value	$16.41	$8.38
Risk-free interest rate	1.73%	0.73%
Expected volatility	39%	39%
Expected life (in years)	5	5
Expected dividend yield	—%	—%
The following table summarizes time-vested stock option activity:

	Number of Time-Vested Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In Millions)
Outstanding at January 3, 2014	1,616,409	$22.92
Granted	181,553	43.78
Exercised	(123,388)	23.39
Forfeited or expired	(19,216)	26.43
Outstanding at April 4, 2014	1,655,358	25.14	6.7	$32.6
Exercisable at April 4, 2014	1,219,492	22.90	5.9	$26.8
The following table summarizes performance-vested stock option activity:

	Number of Performance- Vested Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In Millions)
Outstanding at January 3, 2014	177,261	$23.27
Exercised	(24,335)	22.96
Outstanding at April 4, 2014	152,926	23.32	3.3	$3.3
Exercisable at April 4, 2014	152,926	23.32	3.3	$3.3
The following table summarizes time-vested restricted stock and unit activity:

	Time-Vested Activity	Weighted Average Fair Value
Nonvested at January 3, 2014	67,575	$26.37
Granted	34,721	43.99
Vested	(4,874)	43.80
Forfeited	(4,113)	31.68
Nonvested at April 4, 2014	93,309	31.78

The following table summarizes performance-vested restricted stock and unit activity:

	Performance- Vested Activity	Weighted Average Fair Value
Nonvested at January 3, 2014	779,678	$16.41
Granted	184,578	31.28
Vested	(221,470)	18.51
Forfeited	(5,204)	15.30
Nonvested at April 4, 2014	737,582	19.51

8.	OTHER OPERATING (INCOME) EXPENSES, NET
Other Operating (Income) Expenses, Net is comprised of the following (in thousands):

	Three Months Ended
	April 4, 2014	March 29, 2013
2013 operating unit realignment	$1,003	$—
Orthopaedic facility optimization (income) costs	(1,157)	2,636
Medical device facility optimization	11	105
ERP system upgrade (income) costs	(72)	321
Acquisition and integration (income) costs	(428)	111
Asset dispositions, severance and other	429	65
	$(214)	$3,238
2013 operating unit realignment. In June 2013, the Company initiated a plan to realign its operating structure in order to optimize its continued focus on profitable growth. As part of this initiative, the sales and marketing and operations groups of its former Implantable Medical and Electrochem Solutions (“Electrochem”) reportable segments were combined into one sales and marketing and one operations group serving the entire Company. This initiative is expected to be completed during the first half of 2014. Total restructuring charges expected to be incurred in connection with this realignment are between $7.0 million and $7.5 million, of which $6.6 million has been incurred to date. Expenses related to this initiative will be recorded within the applicable segment and corporate cost centers that the expenditures relate to and include the following:

•	Severance and retention: $5.3 million – $5.4 million; and

•	Other: $1.7 million – $2.1 million.
Other costs primarily consist of relocation, recruitment and travel expenditures.

The change in accrued liabilities related to the 2013 operating unit realignment is as follows (in thousands):

	Severance and Retention	Other	Total
At January 3, 2014	$465	$746	$1,211
Restructuring charges	867	136	1,003
Cash payments	(938)	(803)	(1,741)
At April 4, 2014	$394	$79	$473
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

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

During 2012, the Company transferred manufacturing and development operations performed at its facilities in Orvin and Corgemont, Switzerland into existing facilities in Fort Wayne, IN and Tijuana, Mexico. In connection with this consolidation, in 2012, the Company entered into an agreement to sell assets related to certain non-core Swiss orthopaedic product lines to an independent third party including inventory, machinery, equipment, customer lists and technology related to these product lines. This transaction closed during the first quarter of 2013 and the Company received payments totaling $4.7 million in connection with this transaction and the third party assumed $2.4 million of severance liabilities. During the first quarter of 2014, the Company received an additional contingent payment of $2.5 million from the third party in connection with the achievement of certain milestones defined in the sales agreement. The gain was recognized in Other Operating (Income) Expenses, Net in the Condensed Consolidated Statement of Operations.
During 2013, the Company began a project to expand its Chaumont, France facility in order to enhance its capabilities and fulfill larger volume customer supply agreements. This initiative is expected to be completed over the next three years.
The total capital investment expected for these initiatives is between $30 million and $35 million, of which $22.3 million has been expended to date. Total expense expected to be incurred for these initiatives is between $43 million and $48 million, of which $40.0 million has been incurred to date. All expenses will be recorded within the Greatbatch Medical segment and are expected to include the following:

•	Severance and retention: approximately $11 million;

•	Accelerated depreciation and asset write-offs: approximately $13 million; and

•	Other: $19 million – $24 million.
Other costs include production inefficiencies, moving, revalidation, personnel, training and travel costs associated with these consolidation projects.
All expenses are cash expenditures, except accelerated depreciation and asset write-offs. The change in accrued liabilities related to the orthopaedic facility optimization is as follows (in thousands):

	Severance and Retention	Accelerated Depreciation/Asset Write-offs	Other	Total
At January 3, 2014	$—	$—	$857	$857
Restructuring charges (income)	—	(2,531)	1,374	(1,157)
Cash (payments) receipts	—	2,531	(1,423)	1,108
At April 4, 2014	$—	$—	$808	$808
Medical device facility optimization. Near the end of 2011, the Company initiated plans to upgrade and expand its manufacturing infrastructure in order to support its medical device strategy. This includes the transfer of certain product lines to create additional capacity for the manufacture of medical devices, expansion of two existing facilities, as well as the purchase of equipment to enable the production of medical devices. These initiatives are expected to be completed over the next year. Total capital investment under these initiatives is expected to be between $15 million and $20 million, of which approximately $12.5 million has been expended to date. Total expenses expected to be incurred on these projects is between $2.0 million and $3.0 million, of which $1.8 million has been incurred to date. All expenses will be recorded within the Greatbatch Medical segment and are expected to include the following:

•	Production inefficiencies, moving and revalidation: $0.5 million – $1.0 million;

•	Personnel: $1.0 million – $1.5 million; and

•	Other: approximately $1.0 million.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

The change in accrued liabilities related to the medical device facility optimization is as follows (in thousands):

	Production Inefficiencies, Moving and Revalidation	Personnel	Other	Total
At January 3, 2014	$—	$—	$—	$—
Restructuring charges	—	1	10	11
Cash payments	—	(1)	(10)	(11)
At April 4, 2014	$—	$—	$—	$—

ERP system upgrade. In 2011, the Company initiated plans to upgrade its existing global ERP system. This initiative is expected to be completed over the next three months. Total capital investment under this initiative is expected to be between $4.0 million to $4.3 million of which approximately $4.0 million has been expended to date. Total expenses expected to be incurred on this initiative is between $6.0 million to $6.5 million, of which $5.8 million has been incurred to date. Expenses related to this initiative are recorded within the applicable segment and corporate cost centers that the expenditures relate to and include the following:

•	Training and consulting costs: $4 million; and

•	Accelerated depreciation and asset write-offs: $2 million – $2.5 million.
The change in accrued liabilities related to the ERP system upgrade is as follows (in thousands):

	Training & Consulting Costs	Accelerated Depreciation/Asset Write-offs	Total
At January 3, 2014	$—	$—	$—
Income	(72)	—	(72)
Cash receipts	72	—	72
At April 4, 2014	$—	$—	$—
Acquisition and integration (income) costs. During 2014 and 2013, the Company incurred (income) cost related to the integration of Micro Power Electronics, Inc. and NeuroNexus Technologies, Inc., which were acquired in December 2011 and February 2012, respectively. These expenses were primarily for retention bonuses, travel costs in connection with integration efforts, training, severance, and the change in fair value of the contingent consideration recorded in connection with these acquisitions. Refer to Note 13 "Fair Value Measurements" for discussion on changes in fair value of the contingent consideration.
Asset dispositions, severance and other. During 2014 and 2013, the Company recorded charges in connection with various other strategic initiatives and asset disposals/write-downs.

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
As of April 4, 2014, the balance of unrecognized tax benefits is approximately $1.9 million. It is reasonably possible that a reduction of up to $0.1 million of the balance of unrecognized tax benefits may occur within the next twelve months as a result of potential audit settlements. Approximately $1.7 million of the balance of unrecognized tax benefits would favorably impact the effective tax rate, net of federal benefit on state issues, if recognized.

10.	COMMITMENTS AND CONTINGENCIES
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
The Company is indemnified by its customer against any loss in this matter, including costs of defense, which obligation is supported by the customer's product liability insurance coverage in the amount of $5 million. The Company also has its own product liability insurance coverage, which has a $10 million retention. The Company has meritorious defenses and is vigorously defending the matter. In the event of an adverse judgment, however, the Company could have liability to the extent of the amount of any award its customer is unable to satisfy. To date, the Company has not recorded a reserve in connection with this matter since any potential loss is not currently probable and the range of loss is not reasonably estimable at this time.
The Company is a party to various other legal actions arising in the normal course of business. While the Company does not expect that the ultimate resolution of any of these pending actions will have a material effect on its consolidated results of operations, financial position, or cash flows, litigation is subject to inherent uncertainties and there can be no assurance that any pending legal action, which the Company currently believes to be immaterial, does not become material in the future.
Product Warranties– The Company generally warrants that its products will meet customer specifications and will be free from defects in materials and workmanship. The change in aggregate product warranty liability is as follows (in thousands):

At January 3, 2014	$1,819
Reduction to warranty reserve	(568)
Warranty claims paid	(79)
At April 4, 2014	$1,172
Purchase Commitments – Contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. The Company’s purchase orders are normally based on its current manufacturing needs and are fulfilled by its vendors within short time horizons. The Company also enters into blanket orders with vendors that have preferred pricing and terms, however these orders are normally cancelable without penalty. As of April 4, 2014, the total contractual obligation related to such expenditures is approximately $28.7 million and will primarily be funded by existing cash and cash equivalents, cash flow from operations, or borrowings under the Credit Facility. The Company also enters into contracts for outsourced services; however, the obligations under these contracts were not significant and the contracts generally contain clauses allowing for cancellation without significant penalty.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

Workers’ Compensation Trust - The Company was a member of a group self-insurance trust that provided workers’ compensation benefits to employees of the Company in Western New York (the “Trust”). Under the Trust agreement, each participating organization has joint and several liability for Trust obligations if the assets of the Trust are not sufficient to cover those obligations. During 2011, the Company was notified by the Trust of its intentions to cease operations at the end of 2011 and was assessed a pro-rata share of future costs related to the Trust. Based on actual experience, the Company could receive a refund or be assessed additional contributions for workers’ compensation claims. Since 2011, the Company utilized a traditional insurance provider for workers’ compensation coverage.
Operating Leases – The Company is a party to various operating lease agreements for buildings, equipment and software. Estimated future operating lease expense is as follows (in thousands):

Remainder of 2014	$3,965
2015	4,742
2016	4,143
2017	1,480
2018	1,003
Thereafter	936
Total estimated operating lease expense	$16,269
Foreign Currency Contracts – The Company enters into forward contracts to purchase Mexican pesos in order to hedge the risk of peso-denominated payments associated with the operations at its Tijuana, Mexico facility. The impact to the Company’s results of operations from these forward contracts was as follows (in thousands):

	Three Months Ended
	April 4, 2014	March 29, 2013
Reduction in cost of sales	$(164)	$(172)
Ineffective portion of change in fair value	—	—

Instrument	Type of Hedge	Aggregate Notional Amount	Start Date	End Date	$/Peso	Fair Value	Balance Sheet Location
FX Contract	Cash flow	$5,781	Jan-14	Dec-14	0.0767	$(61)	Accrued Expenses
FX Contract	Cash flow	$4,740	Jan-14	Dec-14	0.0752	$41	Accrued Expenses
Self-Insured Medical Plan – The Company self-funds the medical insurance coverage provided to its U.S. based employees. The risk to the Company is being limited through the use of stop loss insurance, which has specific stop loss coverage per associate for claims in the year exceeding $225 thousand per associate with no annual maximum aggregate stop loss coverage. As of April 4, 2014, the Company has $1.4 million accrued related to the self-insurance portion of its medical plan, which is recorded in Accrued Expenses in the Condensed Consolidated Balance Sheet, and is primarily based upon claim history.

11.	EARNINGS PER SHARE (“EPS”)
The following table illustrates the calculation of Basic and Diluted EPS (in thousands, except per share amounts):

	Three Months Ended
	April 4, 2014	March 29, 2013
Numerator for basic and diluted EPS:
Net income	$14,922	$5,663
Denominator for basic EPS:
Weighted average shares outstanding	24,614	23,750
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units	1,080	665
Denominator for diluted EPS	25,694	24,415
Basic EPS	$0.61	$0.24
Diluted EPS	$0.58	$0.23

The diluted weighted average share calculations do not include the following securities, which are not dilutive to the EPS calculations or the performance criteria have not been met:

	Three Months Ended
	April 4, 2014	March 29, 2013
Time-vested stock options, restricted stock and restricted stock units	193,000	532,000
Performance-vested restricted stock units	5,900	595,000
For the 2013 period, no shares related to CSN were included in the diluted EPS calculations as the average share price of the Company’s common stock for that period did not exceed CSN’s conversion price per share.

12.	ACCUMULATED OTHER COMPREHENSIVE INCOME
Accumulated Other Comprehensive Income is comprised of the following (in thousands):

Three Month Period	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total Pre-Tax Amount	Tax	Net-of-Tax Amount
At January 3, 2014	$(672)	$(468)	$14,952	$13,812	$546	$14,358
Unrealized gain on cash flow hedges	—	150	—	150	(53)	97
Realized gain on foreign currency hedges	—	(164)	—	(164)	57	(107)
Realized loss on interest rate swap hedges	—	132	—	132	(45)	87
Foreign currency translation gain	—	—	1,182	1,182	—	1,182
At April 4, 2014	$(672)	$(350)	$16,134	$15,112	$505	$15,617

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

Three Month Period	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total Pre-Tax Amount	Tax	Net-of-Tax Amount
At December 28, 2012	$(962)	$120	$13,431	$12,589	$358	$12,947
Unrealized gain on cash flow hedges	—	528	—	528	(184)	344
Realized gain on foreign currency hedges	—	(172)	—	(172)	60	(112)
Realized loss on interest rate swap hedges	—	57	—	57	(20)	37
Net defined benefit plan gain	597	—	—	597	—	597
Foreign currency translation loss	—	—	(3,063)	(3,063)	—	(3,063)
At March 29, 2013	$(365)	$533	$10,368	$10,536	$214	$10,750
The realized (gains) losses relating to the Company’s foreign currency and interest rate swap hedges were reclassified from Accumulated Other Comprehensive Income and included in Cost of Sales and Interest Expense, respectively, in the Condensed Consolidated Statements of Operations.
The net defined benefit plan reclassifications from Accumulated Other Comprehensive Income are as follows (in thousands):

Three Months Ended
March 29, 2013
Net gain occurring during the period	$(171)
Amortization of losses	(581)
Prior service cost	155
Pre-tax adjustment	(597)
Taxes	—
Net gain	$(597)

13.	FAIR VALUE MEASUREMENTS
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
Foreign currency contracts – The fair value of foreign currency contracts are determined through the use of cash flow models that utilize observable market data inputs to estimate fair value. These observable market data inputs include foreign exchange rate and credit spread curves. In addition, the Company received fair value estimates from the foreign currency contract counterparty to verify the reasonableness of the Company’s estimates. The Company’s foreign currency contracts are categorized in Level 2 of the fair value hierarchy. The fair value of the Company’s foreign currency contracts will be realized as additional Cost of Sales as the inventory, which the contracts are hedging the cash flows to produce, is sold, of which approximately $0.02 million is expected to be realized within the next nine months.

Interest rate swap – The fair value of the Company’s interest rate swap outstanding at April 4, 2014 was determined through the use of a cash flow model that utilizes observable market data inputs. These observable market data inputs include LIBOR, swap rates, and credit spread curves. In addition, the Company received a fair value estimate from the interest rate swap counterparty to verify the reasonableness of the Company’s estimate. This fair value calculation was categorized in Level 2 of the fair value hierarchy. The fair value of the Company’s interest rate swap will be realized as Interest Expense as interest on the Credit Facility is accrued.

Accrued contingent consideration – In circumstances where an acquisition involves a contingent consideration arrangement, the Company recognizes a liability equal to the fair value of the contingent payments it expects to make as of the acquisition date. The Company re-measures this liability each reporting period and records changes in the fair value through Other Operating (Income) Expenses, Net. Increases or decreases in the fair value of the contingent consideration liability can result from changes in discount periods and rates, as well as changes in the timing, amount of, or the likelihood of achieving the applicable milestones.
The fair value of accrued contingent consideration recorded by the Company represents the estimated fair value of the contingent consideration the Company expects to pay to the former shareholders of NeuroNexus Technologies, Inc. acquired in 2012 based upon the achievement of certain financial and development-based milestones. The fair value of the contingent consideration liability was estimated by discounting to present value, the probability weighted contingent payments expected to be made utilizing a risk adjusted discount rate. During the first quarter of 2014, the financial milestone expired unachieved and as a result, was determined to have a fair value of zero. The maximum amount of future contingent consideration (undiscounted) that the Company could be required to pay for the development milestone is $1.0 million. The Company’s accrued contingent consideration is categorized in Level 3 of the fair value hierarchy.
Changes in accrued contingent consideration were as follows (in thousands):

At January 3, 2014	$840
Fair value adjustments	(430)
At April 4, 2014	$410

The recurring Level 3 fair value measurements of the Company’s contingent consideration liability include the following significant unobservable inputs (dollars in thousands):

Contingent Consideration Liability	Fair Value at April 4, 2014	Valuation Technique	Unobservable Inputs
Development milestone	$410	Discounted cash flow	Discount rate	20%
			Projected year of payment	2015
			Probability weighted payment amount	$500
The following table provides information regarding assets and liabilities recorded at fair value on a recurring basis in the Condensed Consolidated Balance Sheet (in thousands):

	Fair Value Measurements Using
	At April 4,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2014	(Level 1)	(Level 2)	(Level 3)
Liabilities
Interest rate swap (Note 5)	$330	$—	$330	$—
Foreign currency contracts (Note 10)	20	—	20	—
Accrued contingent consideration	410	—	—	410

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Fair value standards also apply to certain nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis. As of April 4, 2014 the fair value of the Company’s variable rate Long-Term Debt approximates its carrying value. A summary of the valuation methodologies for the Company’s assets and liabilities measured on a nonrecurring basis is as follows:
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
If an indicator is present, potential recoverability is measured by comparing the carrying amount of the long-lived asset or asset group to its related total future undiscounted cash flows. If the carrying value is not recoverable, the asset or asset group is considered to be impaired. Impairment is measured by comparing the asset or asset group’s carrying amount to its fair value, which is determined by using independent appraisals or discounted cash flow models. The discounted cash flow model requires inputs such as a risk-adjusted discount rate, terminal values, operating budgets, long-term strategic plans and remaining useful lives of the asset or asset group. If the carrying value of the long-lived asset or asset group exceeds the fair value, the carrying value is written down to the fair value in the period identified. The Company did not record any impairment charge related to its long-lived assets during the first three months of 2014 and 2013.
Goodwill and indefinite-lived intangible assets – The Company assesses the impairment of goodwill and other indefinite-lived intangible assets on the last day of each fiscal year, or more frequently if certain indicators are present as described above under long-lived assets. The Company assesses goodwill for impairment by comparing the fair value of its reporting units to their carrying amounts. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the goodwill within the reporting unit is less than its carrying value. Fair values for reporting units are determined based on discounted cash flow models and market multiples. The discounted cash flow model requires inputs such as a risk-adjusted discount rate, terminal values, probability of success factor, operating budgets, and long-term strategic plans. The fair value from the discounted cash flow model is then combined, based on certain weightings, with market multiples in order to determine the fair value of the reporting unit. These market multiples include revenue multiples and multiples of earnings before interest, taxes, depreciation and amortization.

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
The Company recorded no impairment charges related to its indefinite-lived intangible assets, including goodwill, during the first three months of 2014 and 2013, respectively. See Note 4 “Intangible Assets” for additional information on the Company’s intangible assets.
Cost and equity method investments – The Company holds investments in equity and other securities that are accounted for as either cost or equity method investments and are classified as Other Assets. The total carrying value of these investments is reviewed quarterly for changes in circumstance or the occurrence of events that suggest the Company’s investment may not be recoverable. The fair value of cost or equity method investments is not adjusted if there are no identified events or changes in circumstances that may have a material effect on the fair value of the investments. Gains and losses realized on cost and equity method investments are recorded in Other (Income) Expense, Net, unless separately stated. The aggregate recorded amount of cost and equity method investments at April 4, 2014 and January 3, 2014 was $13.2 million and $12.3 million, respectively. The Company recorded net income (loss) related to its cost and equity method investments of $0.8 million and ($0.07) million during the first three months of 2014 and 2013, respectively.

14.	BUSINESS SEGMENT, GEOGRAPHIC AND CONCENTRATION RISK INFORMATION
In connection with the realignment of the Company's operating structure in 2013 to optimize profitable growth, which included changing the Company's management and reporting structure, the Company reevaluated its operating and reporting segments. Beginning in the fourth quarter of 2013, the Company determined that it has two reportable segments: Greatbatch Medical and QiG Group (“QiG”). As required, the Company reclassified certain prior year amounts to conform them to the current year presentation, including goodwill, segment operating income (loss), and segment sales categorizations.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

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

•
Orthopaedic: Products include hip and shoulder joint reconstruction implants, bone plates and spinal devices, and instruments and delivery systems used in hip and knee replacement, trauma fixation, and spinal surgeries.

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

•	Energy, Military, and Environmental (“EME”): Products include primary and rechargeable batteries and battery packs for demanding applications such as down hole drilling tools.
Greatbatch Medical also offers value-added assembly and design engineering services for medical devices that utilize its component products.
QiG focuses on developing medical device systems for some of healthcare’s most pressing challenges and reflects Greatbatch’s strategic evolution of its product offerings in order to raise the growth and profitability profile of the Company. QiG utilizes a disciplined and diversified portfolio approach with three investment modes: new medical device systems commercialization, collaborative programs with OEM customers, and strategic equity positions in start-up companies. The development of new medical device systems are facilitated through the establishment of newly formed business entities, usually limited liability companies (“LLC”). These entities do not own, but have the exclusive right to use the technology of Greatbatch Medical in certain, specifically designated fields of use and have an exclusive manufacturing agreement with Greatbatch Medical. QiG currently owns 89% - 100% of three LLCs. Minority interest in these LLCs was granted to key opinion leaders, clinicians and strategic partners. Under the agreements governing these LLCs, QiG is liable for 100% of the expenses incurred by the LLC. However, no distributions are made to the minority holders of the LLC until QiG is reimbursed for all expenses paid. Once QiG has been fully reimbursed, future net income is distributed based upon the respective LLCs ownership percentages. One of the LLCs established by QiG is for the Company's spinal cord stimulator to treat chronic intractable pain of the trunk and/or limbs. This product was submitted for premarket approval (“PMA”) to the United States Food & Drug Administration (“FDA”) in December 2013, and in January 2014 documentation for European CE Mark was submitted to the notified body, TÜV SÜD America. Another medical device system being developed by QiG is an implantable loop recorder for cardiac arrhythmia diagnostics.
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

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

	Three Months Ended
	April 4, 2014	March 29, 2013
Sales:
Greatbatch Medical
Cardiac/Neuromodulation	$86,780	$70,524
Orthopaedic	36,431	29,623
Portable Medical	19,203	18,889
Vascular	13,050	10,624
Energy, Military, Environmental	18,131	17,962
Total Greatbatch Medical	173,595	147,622
QiG	686	643
Total sales	$174,281	$148,265

	Three Months Ended
	April 4, 2014	March 29, 2013
Segment income (loss) from operations:
Greatbatch Medical	$35,128	$26,515
QiG	(5,913)	(7,356)
Total segment income from operations	29,215	19,159
Unallocated operating expenses	(6,691)	(4,820)
Operating income as reported	22,524	14,339
Unallocated other expense	(463)	(7,273)
Income before provision for income taxes	$22,061	$7,066

	Three Months Ended
	April 4, 2014	March 29, 2013
Sales by geographic area:
United States	$81,112	$71,334
Non-Domestic locations:
Puerto Rico	34,598	28,498
Belgium	15,979	17,671
Rest of world	42,592	30,762
Total sales	$174,281	$148,265
Three customers accounted for a significant portion of the Company’s sales as follows:

	Three Months Ended
	April 4, 2014	March 29, 2013
Customer A	21%	19%
Customer B	15%	18%
Customer C	12%	15%
Total	48%	52%

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

Long-lived tangible assets by geographic area are as follows (in thousands):

	As of
	April 4, 2014	January 3, 2014
United States	$115,535	$116,484
Rest of world	29,651	29,289
Total	$145,186	$145,773

15.	IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
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
In April 2014, the FASB issued Accounting Standards Update (“ASU”) Update No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which amends the definition of a discontinued operation and requires entities to provide additional disclosures about disposal transactions that do not meet the discontinued operations criteria. The revised guidance changes how entities identify and disclose information about disposal transactions under U.S. GAAP. The ASU is effective prospectively for all disposals (except disposals classified as held for sale before the adoption date) or components initially classified as held for sale in periods beginning on or after December 15, 2014, with early adoption permitted. The ASU will be applicable for disposal transactions, if any, that the Company enters into after the adoption date.
In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This ASU requires that entities present an unrecognized tax benefit, or portion of an unrecognized tax benefit, as a reduction to a deferred tax asset in the financial statements for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with certain exceptions. This ASU was adopted during the first quarter of 2014 and did not impact the Company's Condensed Consolidated Financial Statements as the Company does not have any net operating loss carryforward deferred tax assets that are eligible to be reduced by an unrecognized tax benefit as required by the ASU.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Business
In connection with the realignment of our operating structure in 2013 to optimize profitable growth, which included changing our management and reporting structure, we reevaluated our operating and reporting segments. Beginning in the fourth quarter of 2013, we have two reportable segments: Greatbatch Medical and QiG Group (“QiG”). As required, prior year amounts have been reclassified in order to conform them to the current year presentation. Greatbatch Medical designs and manufactures products where Greatbatch either owns the intellectual property or has unique manufacturing and assembly expertise. The financial results of Greatbatch Medical include the former Implantable Medical and Electrochem Solutions (“Electrochem”) segments, excluding QiG. These products include medical devices and components for the cardiac, neuromodulation, orthopaedic, portable medical, vascular, and energy, military and environmental (“EME”) markets among others. The Greatbatch Medical segment also offers value-added assembly and design engineering services for medical devices that utilize its component products.
QiG focuses on developing medical device systems for some of healthcare’s most pressing challenges and reflects Greatbatch’s strategic evolution of its product offerings in order to raise the growth and profitability profile of the Company. Through the research and development professionals in QiG, the Company is now investing in three areas — new medical device systems commercialization, collaborative programs with original equipment manufacturers ("OEM") customers, and strategic equity positions in start-up companies — to grow a diversified and distinctive portfolio. The medical device systems developed by QiG are manufactured by Greatbatch Medical.
Our Customers
Our products are designed to provide reliable, long-lasting solutions that meet the evolving requirements and needs of our customers. The nature and extent of our selling relationships with each customer are different in terms of breadth of products purchased, purchased product volumes, length of contractual commitment, ordering patterns, inventory management and selling prices.
Our Greatbatch Medical customers include large multi-national OEMs, such as Biotronik, Boston Scientific, Halliburton Company, Johnson & Johnson, Medtronic, Philips Healthcare, Smith & Nephew, Sorin Group, St. Jude Medical, Stryker, and Zimmer. For the three months ended April 4, 2014, Johnson & Johnson, Medtronic and St. Jude Medical collectively accounted for 48% of our total sales.
Current QiG customers include numerous scientists, hospitals and universities throughout the world who perform research for the neuroscience and clinical markets.
Financial Overview
As expected, first quarter 2014 sales increased 18% over the prior year to $174.3 million, or 17% on an organic constant currency basis. In comparison to the prior year, foreign currency exchange rate fluctuations increased sales by approximately $1 million. The increase in sales was primarily due to the easier comparisons with the prior year first quarter, as well as our sales force driving core business growth. First quarter 2013 results were impacted by the shutdown of our Swiss Orthopaedic facility, which has now been fully transitioned to other Greatbatch facilities, as well as the timing of customer orders. For the first quarter of 2014, we experienced record sales in our cardiac/neuromodulation product line, which grew 23%, as well as a 23% increase (20% organic constant currency) in our orthopaedic product line, and 23% growth in our vascular product line.
We prepare our condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Additionally, we consistently report and discuss in our quarterly earnings releases and investor presentations adjusted operating income and margin, adjusted net income, adjusted earnings per diluted share and organic constant currency growth rates. These adjusted amounts, other than organic constant currency growth rates, consist of GAAP amounts excluding the following adjustments to the extent they occur during the period: (i) acquisition-related charges, (ii) facility consolidation, optimization, manufacturing transfer and system integration charges, (iii) asset write-down and disposition charges, (iv) severance charges in connection with corporate realignments or a reduction in force, (v) litigation charges and gains, (vi) the impact of certain non-cash charges to interest expense, (vii) unusual or infrequently occurring items, (viii) certain R&D expenditures (such as medical device design verification (“DVT”) expenses in connection with developing our neuromodulation platform), (ix) gain/loss on the sale of investments, (x) the income tax (benefit) related to these adjustments and (xi) certain tax items related to the Federal R&D Tax Credit which are outside the normal benefit received. To calculate organic constant currency growth rates, which excludes the impact of changes in foreign currency exchange rates, as well as the impact of any acquisitions or divestitures of product lines on sales growth rates, we convert current period sales from local currency to U.S. dollars using the previous periods' foreign currency exchange rates and exclude the amount of sales acquired/divested during the period from the current/previous period amounts, respectively.

We believe that reporting these amounts provides important supplemental information to our investors and creditors seeking to understand the financial and business trends relating to our financial condition and results of operations. Additionally, certain performance-based compensation incentives provided to our executives are determined utilizing these adjusted amounts.
A reconciliation of GAAP operating income (loss) to adjusted amounts is as follows (dollars in thousands):

	Three Months Ended
	Greatbatch Medical		QiG		Unallocated		Total
	April 4, 2014	March 29, 2013	April 4, 2014	March 29, 2013	April 4, 2014	March 29, 2013	April 4, 2014	March 29, 2013
Sales	$173,595	$147,622	$686	$643	$—	$—	$174,281	$148,265

Operating income (loss) as reported	$35,128	$26,515	$(5,913)	$(7,356)	$(6,691)	$(4,820)	$22,524	$14,339
Adjustments:
Medical device DVT expenses (RD&E)(a)	—	—	—	1,734	—	—	—	1,734
Consolidation and optimization (income) costs	(927)	2,760	27	—	685	302	(215)	3,062
Acquisition and integration (income) expenses	—	40	(430)	70	2	1	(428)	111
Asset dispositions, severance and other	428	65	—	—	1	—	429	65
Adjusted operating income (loss)	$34,629	$29,380	$(6,316)	$(5,552)	$(6,003)	$(4,517)	$22,310	$19,311
Adjusted operating margin	19.9%	19.9%	N/A	N/A	N/A	N/A	12.8%	13.0%

(a) As a result of our premarket approval (“PMA”) submission to the United States Food & Drug Administration (“FDA”) for our spinal cord neuromodulation system to treat chronic pain of the trunk and limbs in December 2013, we no longer exclude DVT costs associated with this system from adjusted operating income and adjusted diluted EPS. DVT costs incurred in connection with the development of this system during the first quarter of 2014 were $704 thousand.

GAAP operating income for the first quarter of 2014 increased 57% to $22.5 million compared to $14.3 million for the comparable 2013 period. Adjusted operating income, which excludes net other operating (income) expenses and DVT costs (for the 2013 period only), increased 16% for the first quarter 2014 to $22.3 million compared to $19.3 million for the comparable 2013 period. These GAAP and adjusted operating income variances are primarily due to the following:

•
An increase in gross profit for the first quarter compared to the prior year driven primarily by our higher sales volumes. In comparison to the prior year quarter, gross profit as a percentage of sales remained consistent at 33.0% as production efficiencies were offset by contractual price concessions and higher performance-based compensation;

•
An increase in selling, general, and administrative (“SG&A”) expenses for the first quarter of 2014 compared to the prior year was primarily due to the additional cost from our investment in sales and marketing resources to drive future core business growth, as well as increased performance based compensation. These increases were partially offset by cost savings in connection with our operating unit realignment in the second half of 2013;

•
An increase in our net research, development and engineering (“RD&E”) costs for the first quarter of 2014 compared to the prior year was primarily attributable to a decrease in customer cost reimbursements, due to the timing of achievement of milestones on various projects, a higher level of performance-based compensation, and higher costs incurred in connection with the development of our next generation cardiac products (i.e. batteries, capacitors, filtered feedthroughs), which began in 2013; and

•
The increase in GAAP operating income for the first quarter of 2014 in comparison to 2013 also included a lower level of net other operating (income) expenses incurred in connection with our Swiss Orthopaedic consolidation, which was completed in 2013. Additionally, in the first quarter of 2014, we recognized a $2.5 million gain in connection with the achievement of contingent earnouts related to the sale of certain Swiss orthopaedic product lines in 2013.

A reconciliation of GAAP net income and diluted EPS to adjusted amounts is as follows (in thousands, except per share amounts):

	Three Months Ended
	April 4, 2014		March 29, 2013
	Net Income	Per Diluted Share	Net Income	Per Diluted Share
Net income as reported	$14,922	$0.58	$5,663	$0.23
Adjustments:
Medical device DVT expenses (RD&E)(a)	—	—	1,127	0.05
Consolidation and optimization (income) costs(a)	(964)	(0.04)	2,340	0.10
Acquisition and integration (income) expenses(a)	(278)	(0.01)	72	—
Asset dispositions, severance and other(a)	279	0.01	65	—
Loss (gain) on cost and equity method investments, net(a)(b)	(534)	(0.02)	46	—
CSN conversion option discount and deferred fee accelerated amortization(a)(c)	—	—	2,906	0.12
R&D Tax Credit(d)	400	0.02	(1,500)	(0.06)
Adjusted net income and diluted EPS(e)	$13,825	$0.54	$10,719	$0.44
Adjusted diluted weighted average shares	25,694		24,415

(a)	Net of tax amounts computed using a 35% tax rate for all non-Swiss items and a 0% tax rate for Swiss items for both the 2014 and 2013 periods.

(b)	Pre-tax amounts are a gain of $822 thousand and a loss of $70 thousand for the 2014 and 2013 periods, respectively.

(c)	Pre-tax amount is $4.5 million for the 2013 period.

(d)
The Federal R&D tax credit has not yet been extended for 2014. The 2014 amount assumes that the tax credit will be enacted for the full year 2014. The 2013 amount relates to the 2012 portion of the R&D tax credit which was reinstated in the first quarter of 2013 retroactive back to the beginning of 2012. As required, the impact of the R&D tax credit relating to 2012 was recognized in the first quarter of 2013.

(e)	The per share data in this table has been rounded to the nearest $0.01 and therefore may not sum to the total.
GAAP and adjusted diluted EPS for the first quarter of 2014 were $0.58 and $0.54, respectively, compared to $0.23 and $0.44, respectively, for the first quarter 2013. These variances were primarily due to the same factors impacting GAAP and adjusted operating income as well as the following:

•
Lower interest expense as a result of lower interest rates paid on our long-term debt due to the repayment of our convertible subordinated debt with availability under our revolving line of credit in 2013;

•
GAAP - A higher effective tax rate for the first quarter 2014 in comparison to the first quarter of 2013 due to the Federal R&D tax credit recognized in the first quarter of 2013 relating to 2012 and 2013, which expired in the first quarter of 2014, partially offset by higher income in lower tax rate jurisdictions and the negative discrete tax items recorded in the first quarter of 2013, which did not reoccur in 2014;

•
Adjusted - a lower effective tax rate for the first quarter 2014 in comparison to the first quarter of 2013 due to higher income in lower tax rate jurisdictions and the negative discrete tax items recorded in the first quarter of 2013, which did not reoccur in 2014; and

•
A 5% increase in weighted average diluted shares outstanding for the first quarter of 2014 versus the same period of 2013 as a result of the increase in our weighted average stock price during those respective periods. This increase impacted the 2014 first quarter GAAP and adjusted diluted EPS by approximately $0.03 per share.

Financial Guidance
Based upon our results for the first quarter, as well as our expectations for the remainder of the year, we believe that our revenue and adjusted diluted EPS for 2014 will be at the upper end of our guidance provided at the beginning of the year as follows:

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
Our CEO’s View
We are off to an excellent start in fiscal 2014, as our strong first quarter results put us on track to achieve our full year strategic objective of 5% organic constant currency top-line growth and twice that amount to our bottom-line. These results reinforce our strategy of enhancing our sales and marketing capabilities while sustaining our research and development efforts to grow our portfolio of intellectual property, which is designed to drive market share gains for our customers and increase value for our shareholders.
We are creating and professionalizing the Greatbatch sales and marketing organization to a standard commensurate with the global Greatbatch operations and innovation organizations, capable of studying markets intensively, driving prioritization of key technologies and product development, and leading OEM customers to product solutions. This highly professional sales and marketing organization will drive a culture of “new deals”, while simultaneously securing our core revenue. We are starting to see the benefit of these investments.
Our global operations have created a competitive advantage to minimize business risk. We maintain a culture of continuous improvement, and a network of manufacturing sites that are tightly integrated into category teams and focused on delivering our objective of improved return on invested capital.
We have aligned our R&D organization closer to our markets which accelerates execution and launch predictability. Enhanced project management tools and new reporting capabilities will optimize our product development process across all product lines. Today we have in excess of 40 new product development projects in progress.
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

Product Line	Product Development Opportunities
Cardiac/ Neuromodulation	Developing next generation technology programs including Gen 2 QHR battery, next generation filtered feedthroughs, and high voltage capacitors.

Orthopaedic	Developing single use instruments and a suite of reusable bone preparation instruments with an emphasis on increased efficacy and longer life.

Portable Medical	Developing wireless power solutions for the surgical tool marketplace.

Vascular	Developing a full line of arterial introducers, expanding our existing non-valved peelable introducer portfolio, and expanding our existing OptiSeal portfolio for the dialysis market.

EME	Developing wide range temperature battery packs.
QiG
Through QiG, we provide our Greatbatch Medical customers with complete medical device systems. This medical device strategy includes strategic equity investments and medical devices developed independently, as well as in conjunction with our OEM partners. While we do not intend to discuss each of these projects individually, we will discuss significant milestones as they occur.
Our spinal cord stimulator to treat chronic intractable pain of the trunk and/or limbs, was designed to target unmet clinical needs with a focus on safety and product differentiation for all user groups. This product was submitted for PMA to the FDA in December 2013, and in January 2014 documentation for European CE Mark was submitted to the notified body, TÜV SÜD America. We continue to efficiently move through the Algostim regulatory approval process and we believe we will be in a position to receive CE Mark in the 2nd half 2014 and PMA approval in early 2015.
CardiomoniX is an implantable loop recorder for cardiac arrhythmia diagnostics that is being designed to address the unmet needs of remote patient monitoring and data quality.

QiG is in the early stages of development of two additional medical device systems, which are targeting approved and emerging indications. Additionally, based upon the technology acquired from NeuroNexus Technologies, Inc. (“NeuroNexus”), QiG is developing a platform of thin-film electrodes for neuromodulation leads, sub-systems and components.
Cost Savings and Consolidation Efforts
In 2014 and 2013, we recorded charges in Other Operating (Income) Expenses, Net related to cost savings and consolidation efforts. These initiatives were undertaken to improve our operational efficiencies and profitability. Additional information regarding the timing, cash flow impact and amount of future expenditures is set forth in Note 8 “Other Operating (Income) Expenses, Net” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report, as well as the “Liquidity and Capital Resources” section of this Item.
In 2013, we initiated a plan to realign our operating structure in order to optimize our continued focus on profitable growth. As part of this initiative, the sales and marketing and operations groups of our former Implantable Medical and Electrochem segments were combined into one sales and marketing and one operations group serving the entire Company. Total restructuring charges expected to be incurred in connection with this realignment are between $7.0 million to $7.5 million, of which $6.6 million has been incurred to date. Expenses related to this initiative will be recorded within the applicable segment and corporate cost centers to which the expenditures relate. When fully implemented, this plan is expected to result in annual savings of approximately $7.0 to $7.7 million. This initiative is expected to be completed over the next three months.
Over the last three years, we have been implementing a multi-faceted plan to further enhance, optimize and leverage our orthopaedics operations. This plan included the construction of an orthopaedic manufacturing facility in Fort Wayne, IN, updating our Indianapolis, IN facility, the transfer of most major functions previously performed at our facilities in Orvin and Corgemont, Switzerland into our Fort Wayne, IN and Tijuana, Mexico facilities, and the expansion of our Chaumont, France facility in order to enhance our capabilities and fulfill larger customer supply agreements. The total capital investment expected for these initiatives is between $30 million and $35 million, of which $22.3 million has been expended to date. Total expense expected to be incurred for these initiatives is between $43 million and $48 million, of which $40.0 million has been incurred to date.
Near the end of 2011, we initiated plans to optimize and expand our manufacturing infrastructure in order to support our medical device strategy. This included the transfer of certain product lines to lower cost facilities, expansion of two of our existing facilities, as well as the purchase of equipment to create additional capacity for the manufacture of medical devices and create additional cost savings. Total capital investment under these initiatives is expected to be between $15 million to $20 million, of which approximately $12.5 million has been expended to date. Total expenses expected to be incurred on these projects is between $2 million to $3 million, of which $1.8 million has been incurred to date.
These orthopaedic and medical device initiatives are expected to be completed over the next three years and are expected to generate approximately $10 million to $15 million of annual cost savings and increase our capacity in order to support our growth and the manufacturing of complete medical devices.
In 2011, we initiated plans to upgrade our existing global ERP system. This initiative is expected to be completed over the next three months. Total capital investment under this initiative is expected to be approximately $4.0 million to $4.3 million, of which approximately $4.0 million has been expended to date. Total expenses expected to be incurred on this initiative is between $6 million to $6.5 million, of which $5.8 million has been incurred to date.
We continually evaluate our operating structure in order to maximize efficiencies and drive margin expansion. Future other operating expenses could be incurred if new consolidation and optimization initiatives are undertaken.
Our Financial Results
We utilize a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31st. For 52-week years, each quarter contains 13 weeks. The first quarter of 2014 and 2013 ended on April 4, and March 29, respectively, and each contained 13 weeks. The commentary that follows should be read in conjunction with our Condensed Consolidated Financial Statements and related notes and with the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended January 3, 2014. The following table presents certain selected financial information derived from our Condensed Consolidated Financial Statements for the periods presented (dollars in thousands, except per share data):

	Three Months Ended
	April 4,	March 29,	Change
	2014	2013	$	%
Sales:
Greatbatch Medical
Cardiac/Neuromodulation	$86,780	$70,524	$16,256	23%
Orthopaedic	36,431	29,623	6,808	23%
Portable Medical	19,203	18,889	314	2%
Vascular	13,050	10,624	2,426	23%
Energy, Military, Environmental	18,131	17,962	169	1%
Total Greatbatch Medical	173,595	147,622	25,973	18%
QiG	686	643	43	7%
Total sales	174,281	148,265	26,016	18%
Cost of sales	116,685	99,516	17,169	17%
Gross profit	57,596	48,749	8,847	18%
Gross profit as a % of sales	33.0%	32.9%
Selling, general and administrative expenses (SG&A)	21,755	20,092	1,663	8%
SG&A as a % of sales	12.5%	13.6%
Research, development and engineering costs, net (RD&E)	13,531	11,080	2,451	22%
RD&E as a % of sales	7.8%	7.5%
Other operating (income) expenses, net	(214)	3,238	(3,452)	(107)%
Operating income	22,524	14,339	8,185	57%
Operating margin	12.9%	9.7%
Interest expense	1,084	6,988	(5,904)	(84)%
Other (income) expense, net	(621)	285	(906)	N/A
Provision for income taxes	7,139	1,403	5,736	409%
Effective tax rate	32.4%	19.9%
Net income	$14,922	$5,663	$9,259	163%
Net margin	8.6%	3.8%
Diluted earnings per share	$0.58	$0.23	$0.35	152%
Greatbatch Medical Sales Highlights
Total Greatbatch Medical sales for the first quarter of 2014 increased $26.0 million or 18% over the prior year first quarter. The most significant contributors to this increase were as follows:
Cardiac/neuromodulation sales for the first quarter 2014 increased 23% over the prior year period to a record $86.8 million. This growth was driven by our core product portfolio, which benefited from customer product launches that leverage our technology. Additionally, this product line benefited from easier quarter over quarter comparisons due to the timing of customer orders and inventory replenishments. More specifically, we experienced strong growth in batteries, capacitors, molded components and assembly revenue. We continue to see an increased pace of product development opportunities from our cardiac customers. We believe that these opportunities, combined with our increased sales and marketing resources, will allow us to continue to grow this product line faster than the underlying market.
Orthopaedic sales of $36.4 million for the first quarter of 2014 increased 23% in comparison to the prior year and included a benefit from foreign currency exchange rate fluctuations of approximately $1 million. On an organic constant currency basis, orthopaedic sales increased 20% in comparison to the prior year first quarter. We experienced growth across all of our orthopaedic products, which was primarily due to our sales force productivity, marketing efforts, and market growth. It is noted that our 2013 first quarter sales were impacted by our Swiss orthopaedic facility consolidation during that period.
Portable medical sales for the first quarter of 2014 were consistent with the 2013 period. We are refocusing our product line offerings in the portable medical space to products that have increased profitability. Correspondingly, we have discontinued or reduced volumes in certain of our lower margin products, which is expected to impact our results for the balance of 2014. This strategy has resulted in the loss of some lower margin business, but not the customer, which was offset by market share gains in certain products and the timing of customer orders.
Vascular sales for the first quarter of 2014 increased $2.4 million, or 23% in comparison to the prior year and reflects the continued adoption of our medical device products and the relaunch of a vascular medical device near the end of 2013 which, as previously communicated, was voluntarily recalled in the fourth quarter of 2012.
First quarter sales from our EME product line benefited from strong growth (8%) in energy sales partially offset by a decrease in military and environmental sales due to the timing of orders from our customers.
QiG - QiG revenue for the first quarter of 2014 includes sales of neural interface technology, components and systems to the neuroscience and clinical markets and remained relatively consistent with the prior year.
Gross Profit
Changes to gross profit as a percentage of sales from the prior year were due to the following:

Change From Prior Year
Three Months
Performance-based compensation(a)	(0.7)%
Volume and mix(b)	2.1%
Price(c)	(1.0)%
Other	(0.3)%
Total percentage point change to gross profit as a percentage of sales	0.1%

(a)	Amount represents the change in performance-based compensation versus the prior year period and is recorded based upon the results achieved.

(b)	Our gross profit percentage benefited from operational leverage gained as a result of our increased sales volumes, as well as higher sales of higher margin products in comparison to the prior year.

(c)
In comparison to the prior year, our gross profit percentage was negatively impacted by contractual price concessions to our larger OEM customers, which were given in exchange for long-term contracts and volume commitments.

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
SG&A Expenses
Changes to SG&A expenses from the prior year were due to the following (in thousands):

Change From Prior Year
Three Months
Selling and marketing(a)	$980
Performance-based compensation(b)	753
Other	(70)
Net increase in SG&A	$1,663

(a)
Amount represents the incremental SG&A expenses related to our strategic initiative to increase selling and marketing resources to drive core business growth and sustain a pipeline in order to achieve our 5% or better organic revenue growth performance goal.

(b)	Amount represents the change in performance-based compensation versus the prior year period and is recorded based upon the results achieved.

RD&E Expenses, Net
Net RD&E costs are comprised of the following (in thousands):

	Three Months Ended
	April 4, 2014	March 29, 2013
Research, development, and engineering costs	$15,459	$14,293
Less cost reimbursements	(1,928)	(3,213)
Total RD&E, net	$13,531	$11,080
Net RD&E for the 2014 first quarter increased $2.5 million versus the comparable 2013 period. The increase for the first quarter was primarily attributable to a decrease in customer cost reimbursements compared to the prior year of $1.3 million, due to the timing of achievement of milestones on various projects. The remainder of this increase was due to a higher level of performance-based compensation, as well as higher costs incurred in connection with the development of our next generation cardiac products (i.e. batteries, capacitors, filtered feedthroughs), which began in 2013.
In total, net medical device costs incurred by our QiG segment were $5.9 million for the first quarter 2014, compared to $7.4 million for the respective 2013 period. Our lower expenses reflect a decrease in DVT costs incurred in connection with the development of our Spinal Cord Stimulation (“SCS”) system to treat chronic intractable pain of the trunk and/or limbs from $1.7 million for the comparable 2013 period to $0.7 million for first quarter 2014. QiG’s medical device technology investment is primarily focused on successfully commercializing our SCS system and selective opportunities that leverage the strengths of Greatbatch Medical to drive sustainable growth.
Other Operating (Income) Expenses, Net
Other operating (income) expenses, net is comprised of the following (in thousands):

	Three Months Ended
	April 4, 2014	March 29, 2013
2013 operating unit realignment(a)	$1,003	$—
Orthopaedic facility optimization(a)	(1,157)	2,636
Medical device facility optimization(a)	11	105
ERP system upgrade(a)	(72)	321
Acquisition and integration (income) costs(b)	(428)	111
Asset dispositions, severance and other(c)	429	65
Total other operating (income) expenses, net	$(214)	$3,238

(a)
Refer to “Cost Savings and Consolidation Efforts” section of this Item and Note 8 “Other Operating (Income) Expenses, Net” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for disclosures related to the timing and level of remaining expenditures for these initiatives.

(b)
During 2014 and 2013, we incurred (income) costs related to the integration of Micro Power Electronics, Inc. and NeuroNexus. These expenses (income) were primarily for retention bonuses, travel costs in connection with integration efforts, training, severance, and the change in fair value of the contingent consideration recorded in connection with the NeuroNexus acquisition. Refer to Note 13 “Fair Value Measurements” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for disclosures related to the change in fair value of the contingent consideration.

(c)	During 2014 and 2013, we recorded charges in connection with various other strategic initiatives and asset disposals/write-downs.
Interest Expense
Interest expense for the first quarter of 2014 decreased $5.9 million in comparison to the prior year period. This decrease was primarily due to the elimination of discount amortization expense in 2014 as a result of the repayment of our convertible subordinated notes during the first quarter of 2013. Additionally, interest expense was lower for the first quarter of 2014 compared to the same period in the prior year due to lower outstanding debt balances, as well as lower interest rates paid on outstanding debt.

Other (Income) Expense, Net
Other (income) expense, net was $0.6 million of income for the 2014 first quarter compared to $0.3 million of expense in the first quarter of 2013. This decrease in expenses is primarily due to $0.8 million of income realized on our cost and equity method investments during the first quarter of 2014. Other (income) expense, net also includes the impact of foreign currency exchange rate fluctuations on transactions denominated in foreign currencies. We generally do not expect foreign currency exchange rate fluctuations to have a material impact on our financial results.
Provision for Income Taxes
The 2014 first quarter GAAP effective tax rate was 32.4% compared to 19.9% for the same period of 2013. This increase was primarily attributable to the reinstatement of the federal R&D tax credit in 2013 through the end of 2013 and retroactive back to the beginning of 2012. As required, the full year impact of the R&D tax credit relating to 2012 was recognized in the first quarter of 2013. The federal R&D tax credit has not yet been extended for 2014. Excluding the impact of the incremental 2012 R&D tax credit included in 2013, as well as including the impact of what the R&D tax credit would be for 2014 if enacted, the effective tax rate decreased to 30.5% for the first quarter of 2014 compared to 41.1% for the 2013 first quarter primarily due to higher income in lower tax rate jurisdictions, as well as negative discrete items recorded in the first quarter of 2013, which did not reoccur in 2014.
We currently expect our 2014 annual GAAP and adjusted effective tax rate to be in the range of 32% to 34%. This current expected GAAP effective tax rate for 2014 does not include the benefit of the U.S. R&D tax credit. If reinstated, our 2014 GAAP effective tax rate could be lowered to 30% to 32%. We expect there to be continued volatility of this effective tax rate due to several factors, including changes in the mix of pre-tax income and the jurisdictions to which it relates, changes in tax laws and foreign tax holidays, business reorganizations, settlements with taxing authorities and foreign currency fluctuations. We currently have various tax planning initiatives in place that are aimed at reducing our effective tax rate over the long-term.
Government Regulation
The Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act (collectively “Health Care Reform”) legislated broad-based changes to the U.S. healthcare system that could significantly impact our business operations and financial results, including higher or lower revenue, as well as higher employee medical costs and taxes. Health Care Reform imposes significant new taxes on medical device OEMs, which will result in a significant increase in the tax burden on our industry and which could have a material negative impact on our financial condition, results of operations and our cash flows. Other elements of Health Care Reform such as comparative effectiveness research, an independent payment advisory board, payment system reforms including shared savings pilots and other provisions could meaningfully change the way healthcare is developed and delivered, and may materially impact numerous aspects of our business, results of operations and financial condition. Many significant parts of Health Care Reform will be phased in over the next several years and require further guidance and clarification in the form of regulations. The medical device tax, which was effective in 2013, increased our cost of sales by $0.2 million for the first quarter of 2014.
On August 22, 2012, the U.S. Securities and Exchange Commission (“SEC”) issued a rule under Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act requiring companies to publicly disclose their use of conflict minerals that originated in the Democratic Republic of the Congo (“DRC”) or an adjoining country. Under the rule, issuers are required to conduct a reasonable due diligence process to ascertain the source of conflict minerals, defined as tantalum, tin, gold or tungsten, that are necessary to the functionality or production of their manufactured or contracted to be manufactured products. Companies are required to provide this disclosure on a new form to be filed with the SEC called Form SD. Companies are required to file Form SD by June 2, 2014 for the 2013 calendar period and annually by May 31 every year thereafter. We anticipate additional, new compliance costs to be incurred since we utilize all of the minerals specified in the rule. We are unable to quantify the cost of implementing this new regulation at this time.
In the first quarter of 2014, we initiated a voluntary field corrective action for all Standard Offset Cup Impactors after an internal review determined that the sterilization recommendation in the Instructions For Use for the product did not meet requirements for sterility assurance, which has the potential to result in surgical infection. We have developed new sterilization recommendations that meet acceptable sterility assurance levels (AAMI ST79 standard) and provided them to affected customers. We have informed the FDA of this action, which impacts all Standard Offset Cup Impactors manufactured and distributed from 2004 to 2013. No incidents have been reported during clinical use of the product, nor have there been any reported adverse events. However, potential future product complaints or negative regulatory actions with this product or any of our products could harm our operating results or financial condition.

Liquidity and Capital Resources

	As of
(Dollars in thousands)	April 4, 2014	January 3, 2014
Cash and cash equivalents	$38,325	$35,465
Working capital	$214,765	$190,731
Current ratio	4.07	3.08
The increase in cash and cash equivalents from the end of 2013 was primarily due to a higher level of operating income, which generated $7.0 million in net cash provided by operating activities. This also contributed to the higher level of working capital and the increase in current ratio from the end of 2013. Of the $38.3 million of cash on hand as of April 4, 2014, $6.1 million is being held at our foreign subsidiaries and is considered permanently reinvested.
Credit Facility – In September 2013, we amended and extended our credit facility (the “Credit Facility”), which consists of a $300 million revolving line of credit (the “Revolving Credit Facility”), a $200 million term loan (the “Term Loan”), a $15 million letter of credit subfacility, and a $15 million swingline subfacility. The Credit Facility can be increased by $200 million upon our request and approval by the lenders. The Revolving Credit Facility has a maturity date of September 20, 2018, which may be extended to September 20, 2019 upon notice by us and subject to certain conditions. The principal of the Term Loan is payable in quarterly installments as specified in the Credit Facility until its maturity date of September 20, 2019 when the unpaid balance is due in full.
The Credit Facility is supported by a consortium of fifteen banks with no bank controlling more than 18% of the facility. As of April 4, 2014, each bank supporting 98% of the Credit Facility has an S&P credit rating of at least BBB+ or better, which is considered investment grade. The bank which supports the remaining 2% of the Credit Facility is not currently being rated.
The Credit Facility requires us to maintain a rolling four quarter ratio of adjusted EBITDA to interest expense of at least 3.0 to 1.0. For the twelve month period ended April 4, 2014, our ratio of adjusted EBITDA to interest expense, calculated in accordance with our credit agreement, was 25.5 to 1.0, well above the required limit. The Credit Facility also requires us to maintain a total leverage ratio of not greater than 4.5 to 1.0 and not greater than 4.25 to 1.00 after January 2, 2016. As of April 4, 2014, our total leverage ratio, calculated in accordance with our credit agreement, was 1.4 to 1.0, well below the required limit.
The Credit Facility contains customary events of default. Upon the occurrence and during the continuance of an event of default, a majority of the lenders may declare the outstanding advances and all other obligations under the Credit Facility immediately due and payable. See Note 5 “Debt” of the Notes to Condensed Consolidated Financial Statements in Item 1 of this report for a more detailed description of the Credit Facility.
As of April 4, 2014, we had $300 million of borrowing capacity available under the Credit Facility. This amount may vary from period to period based upon our debt and EBITDA levels, which impacts the covenant calculations discussed above. We believe that our cash flow from operations and available borrowing capacity under the Credit Facility provide adequate liquidity to meet our short- and long- term funding needs.
Operating activities – Cash provided by operations for the first three months of 2014 were $7.0 million versus $7.6 million used in operations for the comparable 2013 period. This increase was primarily due to a higher level of operating income in the first quarter of 2014 as compared to the first quarter of 2013. Additionally, during the first quarter of 2013, the Company paid $6.1 million of severance payments in connection with the consolidation of its Swiss orthopaedic operations.
Investing activities – Net cash used in investing activities for the first three months of 2014 were $3.4 million. This includes $6.0 million of cash used for the purchase of property, plant and equipment to support normal operations, partially offset by a $2.5 million contingent payment received in 2014 in connection with the sale of certain non-core Swiss orthopaedic product lines, which closed during the first quarter of 2013. Our current expectation is that capital spending for the full year of 2014 will be in the range of $25 million to $35 million, of which approximately half is discretionary in nature. We anticipate that cash on hand, cash flow from operations and available borrowing capacity under our Credit Facility will be sufficient to fund these capital expenditures. As part of our growth strategy, we have and will continue to consider targeted and opportunistic acquisitions.
Financing activities – Net cash used in financing activities for the first three months of 2014 were $0.7 million compared to cash provided of $3.3 million in the comparable 2013 period. This cash outflow is the result of $2.5 million of principal payments on long-term debt combined with a net $1.6 million outflow from other financing activities during the quarter. This activity was partially offset by $3.4 million of cash received from the exercise of stock options during the first quarter of 2014.
Capital Structure – As of April 4, 2014, our capital structure consisted of $195 million of debt under our Term Loan and 24.8 million shares of common stock outstanding. Additionally, we had $38.3 million in cash and cash equivalents. If necessary, we currently have access to $300 million under our Credit Facility and are authorized to issue 100 million shares of common stock and 100 million shares of preferred stock. We believe that if needed we can access public markets to raise additional capital. We believe that our capital structure provides adequate funding to meet our growth objectives. We continuously evaluate our capital structure, including our Credit Facility, as it relates to our anticipated long-term funding needs. Changes to our capital structure may occur as a result of this analysis, or changes in market conditions.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements within the meaning of Item 303(a)(4) of Regulation S-K.
Impact of Recently Issued Accounting Standards
In the normal course of business, we evaluate all new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”), SEC, Emerging Issues Task Force (“EITF”), American Institute of Certified Public Accountants (“AICPA”) or other authoritative accounting body to determine the potential impact they may have on our Condensed Consolidated Financial Statements. Based upon this review, we do not expect any of the recently issued accounting pronouncements, which have not already been adopted, to have a material impact on our Condensed Consolidated Financial Statements. See Note 15 “Impact of Recently Issued Accounting Standards” of the Notes to the Condensed Consolidated Financial Statements in Item 1 of this report for additional information.
Contractual Obligations
The following table summarizes our significant contractual obligations at April 4, 2014 (in thousands):

	Payments due by period
CONTRACTUAL OBLIGATIONS	Total	Remainder of 2014	2015 - 2016	2017 - 2018	After 2018
Debt obligations(a)	$216,889	$11,029	$36,445	$47,813	$121,602
Operating lease obligations(b)	16,269	3,965	8,885	2,483	936
Purchase obligations(b)	28,650	17,365	8,085	3,140	60
Foreign currency contracts(b)	10,521	10,521	—	—	—
Pension obligations(c)	1,386	281	102	212	791
Total contractual obligations	$273,715	$43,161	$53,517	$53,648	$123,389

(a)
Includes expected interest expense on the $195 million outstanding on our Credit Facility based upon the period end weighted average interest rate of 1.78%, which includes the impact of our interest rate swap agreement. Also includes $5.9 million of current and deferred federal and state taxes payable on the Company’s convertible subordinated notes. See Note 5 “Debt” of the Notes to Condensed Consolidated Financial Statements in Item 1 of this report for additional information.

(b)
See Note 10 “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements in Item 1 of this report for additional information about our operating leases, purchase obligations and foreign currency contracts.

(c)	See Note 6 “Defined Benefit Plans” of the Notes to Condensed Consolidated Financial Statements in Item 1 of this report for additional information about our defined benefit plan obligations.
This table does not reflect $1.9 million of unrecognized tax benefits as we are uncertain as to if or when such amounts may be settled. Refer to Note 9 “Income Taxes” of the Notes to Condensed Consolidated Financial Statements in Item 1 of this report for additional information about these unrecognized tax benefits.
We self-fund the medical insurance coverage provided to our U.S. based employees. Our risk is being limited through the use of stop loss insurance, which has specific stop loss coverage per associate for claims in the year exceeding $225 thousand per associate with no annual maximum aggregate stop loss coverage. As of April 4, 2014, we have $1.4 million accrued related to our self-insured medical plan, which is recorded in Accrued Expenses in the Condensed Consolidated Balance Sheet, and is primarily based upon claim history. This table does not reflect any potential future payments for self-insured medical claims.
We were a member of a group self-insurance trust that provided workers’ compensation benefits to our employees in Western New York (the “Trust”). During 2011, we were notified by the Trust of its intention to cease operations and were assessed a pro-rata share of future costs related to the Trust. Since 2011 we have been utilizing traditional insurance to provide workers’ compensation benefits to our employees. Based on actual experience, we could receive a refund or be assessed additional amounts for workers’ compensation claims as each participating organization has joint and several liability for Trust obligations if the assets of the Trust are not sufficient to cover those obligations. This table does not reflect any potential future payments related to the Trust.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency – We have foreign operations in France, Mexico and Switzerland, which expose the Company to foreign currency exchange rate fluctuations due to transactions denominated in Euros, Mexican pesos and Swiss francs, respectively. We continuously evaluate our foreign currency risk and will take action from time to time in order to best mitigate these risks, which includes the use of various derivative instruments such as forward currency exchange rate contracts. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency exposures would have had an impact of approximately $9 million on our annual sales. This amount is not indicative of the hypothetical net earnings impact due to partially offsetting impacts on cost of sales and operating expenses in those currencies. We estimate that foreign currency exchange rate fluctuations during the three months ended April 4, 2014 increased sales in comparison to the 2013 period by approximately $1 million.
In 2013, we entered into two forward contracts to purchase 8.4 million and 7.0 million Mexican pesos per month beginning in January 2014 through December 2014 at an exchange rate of $0.0767 and $0.0752 per peso, respectively. These contracts were entered into in order to hedge the risk of peso-denominated payments associated with a portion of the operations at our Tijuana, Mexico facility for 2014 and are being accounted for as cash flow hedges. As of April 4, 2014, these contracts had a negative fair value of $0.02 million. The amount recorded as a reduction of Cost of Sales during the three months ended April 4, 2014 and March 29, 2013 related to our forward contracts was $0.2 million. No portion of the change in fair value of our foreign currency exchange rate contracts during the three months ended April 4, 2014 or March 29, 2013 was considered ineffective.
We translate all assets and liabilities of our foreign operations, where the U.S. dollar is not the functional currency, at the period-end exchange rate and translate sales and expenses at the average exchange rates in effect during the period. The net effect of these translation adjustments is recorded in the Condensed Consolidated Financial Statements as Comprehensive Income. The translation adjustment for the first three months of 2014 was a gain of $1.2 million and for the first three months of 2013 a loss of $3.1 million. Translation adjustments are not adjusted for income taxes as they relate to permanent investments in our foreign subsidiaries. Net foreign currency transaction gains and losses included in Other (Income) Expense, Net amounted to a loss of $0.1 million and $0.05 million for the first three months of 2014 and 2013, respectively. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency net assets would have had an impact of approximately $9 million on our foreign net assets as of April 4, 2014.
Interest Rates – Interest rates on our Credit Facility reset, at our option, based upon the prime rate or LIBOR rate, thus subjecting us to interest rate risk. To help offset this risk, from time to time, we enter into receive floating-pay fixed interest rate swaps indexed to the same applicable index rate as the debt it is hedging. In October 2012, we entered into a three-year $150 million interest rate swap, which amortizes $50 million per year beginning in 2014 and became effective during the first quarter of 2013. Under terms of the contract, we receive a floating interest rate indexed to the one-month LIBOR rate and pay a fixed interest rate of 0.573%. This swap was entered into in order to hedge against potential changes in cash flows on our outstanding variable-rate debt, which is also indexed to the one-month LIBOR rate. The receive variable leg of the interest rate swap and the variable rate paid on the debt is expected to have the same rate of interest, excluding the credit spread, and reset and pay interest on the same dates. This swap is accounted for as a cash flow hedge.
As of April 4, 2014, we had $195 million outstanding under the Term Loan, of which $100 million is currently being hedged. See Note 5 “Debt” of the Notes to Condensed Consolidated Financial Statements in Item 1 of this report for additional information about our outstanding debt. A hypothetical one percentage point (100 basis points) change in the prime rate on the $95 million of unhedged floating rate debt outstanding at April 4, 2014 would have an impact of approximately $1.0 million on our interest expense.
Item 4. CONTROLS AND PROCEDURES
a. Evaluation of Disclosure Controls and Procedures.
Our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the SEC as of April 4, 2014. These disclosure controls and procedures have been designed to provide reasonable assurance that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Based on their evaluation, as of April 4, 2014, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.
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
There are no new material legal proceedings that are required to be reported in the quarter ended April 4, 2014, and no material developments in the Company’s legal proceedings as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended January 3, 2014.

ITEM 1A.	RISK FACTORS
There have been no material changes from the Company’s risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended January 3, 2014.

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

Dated:	May 13, 2014	GREATBATCH, INC.

		By	/s/ Thomas J. Hook
Thomas J. Hook
President and Chief Executive Officer (Principal Executive Officer)

		By	/s/ Michael Dinkins
Michael Dinkins
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

		By	/s/ Thomas J. Mazza
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

* Filed herewith.
** Furnished herewith.