Form 10-Q
period 2014-07-04
GREATBATCH, INC.
filed 2014-08-12
CIK 1114483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2014
Commission File Number 1-16137
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒
The number of shares outstanding of the Company’s common stock, $0.001 par value per share, as of August 12, 2014 was: 24,910,395 shares.

Greatbatch, Inc.
Table of Contents for Form 10-Q
As of and for the Quarterly Period Ended July 4, 2014

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
GREATBATCH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS—Unaudited
(in thousands except share and per share data)

	As of
	July 4, 2014	January 3, 2014
Assets
Current assets:
Cash and cash equivalents	$51,193	$35,465
Accounts receivable, net of allowance for doubtful accounts of $1.7 million in 2014 and $2.0 million in 2013	124,562	113,679
Inventories	120,612	118,358
Refundable income taxes	—	2,306
Deferred income taxes	5,871	6,008
Prepaid expenses and other current assets	8,898	6,717
Total current assets	311,136	282,533
Property, plant and equipment, net	143,457	145,773
Amortizing intangible assets, net	69,397	76,122
Indefinite-lived intangible assets	20,288	20,288
Goodwill	347,126	346,656
Deferred income taxes	3,136	2,933
Other assets	17,227	16,398
Total assets	$911,767	$890,703
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$43,899	$46,508
Income taxes payable	495	—
Deferred income taxes	618	613
Accrued expenses	33,530	44,681
Total current liabilities	78,542	91,802
Long-term debt	192,500	197,500
Deferred income taxes	50,526	52,012
Other long-term liabilities	6,737	7,334
Total liabilities	328,305	348,648
Stockholders’ equity:
Preferred stock, $0.001 par value, authorized 100,000,000 shares; no shares issued or outstanding in 2014 or 2013	—	—
Common stock, $0.001 par value, authorized 100,000,000 shares; 24,921,009 shares issued and 24,904,704 shares outstanding in 2014; 24,459,153 shares issued and 24,422,555 shares outstanding in 2013	25	24
Additional paid-in capital	357,587	344,915
Treasury stock, at cost, 16,305 shares in 2014 and 36,598 shares in 2013	(720)	(1,232)
Retained earnings	211,260	183,990
Accumulated other comprehensive income	15,310	14,358
Total stockholders’ equity	583,462	542,055
Total liabilities and stockholders’ equity	$911,767	$890,703
The accompanying notes are an integral part of these condensed consolidated financial statements.

GREATBATCH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME — Unaudited
(in thousands except per share data)

	Three Months Ended		Six Months Ended
	July 4, 2014	June 28, 2013	July 4, 2014	June 28, 2013
Sales	$172,081	$171,331	$346,362	$319,596
Cost of sales	113,611	114,029	230,296	213,545
Gross profit	58,470	57,302	116,066	106,051
Operating expenses:
Selling, general and administrative expenses	21,877	22,248	43,632	42,340
Research, development and engineering costs, net	12,793	14,097	26,324	25,177
Other operating expenses, net	4,261	3,822	4,047	7,060
Total operating expenses	38,931	40,167	74,003	74,577
Operating income	19,539	17,135	42,063	31,474
Interest expense	1,073	1,445	2,157	8,433
Other (income) expense, net	334	679	(287)	964
Income before provision for income taxes	18,132	15,011	40,193	22,077
Provision for income taxes	5,784	5,259	12,923	6,662
Net income	$12,348	$9,752	$27,270	$15,415
Earnings per share:
Basic	$0.50	$0.41	$1.10	$0.65
Diluted	$0.48	$0.39	$1.06	$0.62
Weighted average shares outstanding:
Basic	24,838	23,914	24,726	23,832
Diluted	25,901	24,922	25,823	24,818
Comprehensive Income
Net income	$12,348	$9,752	$27,270	$15,415
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(393)	631	789	(2,432)
Net change in cash flow hedges, net of tax	86	(231)	163	38
Defined benefit plan liability adjustment, net of tax	—	—	—	597
Other comprehensive income (loss)	(307)	400	952	(1,797)
Comprehensive income	$12,041	$10,152	$28,222	$13,618
The accompanying notes are an integral part of these condensed consolidated financial statements.

GREATBATCH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—Unaudited
(in thousands)

	Six Months Ended
	July 4, 2014	June 28, 2013
Cash flows from operating activities:
Net income	$27,270	$15,415
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	18,561	17,853
Debt related amortization included in interest expense	387	5,887
Stock-based compensation	6,729	7,347
Other non-cash gains	(3,896)	(276)
Deferred income taxes	(1,655)	(30,910)
Changes in operating assets and liabilities:
Accounts receivable	(10,741)	(18,030)
Inventories	(2,049)	(15,966)
Prepaid expenses and other current assets	(69)	(161)
Accounts payable	(2,106)	(699)
Accrued expenses	(8,967)	(7,853)
Income taxes payable	3,052	18,760
Net cash provided by (used in) operating activities	26,516	(8,633)
Cash flows from investing activities:
Acquisition of property, plant and equipment	(11,972)	(11,557)
Proceeds from sale of orthopaedic product lines (Note 8)	2,655	3,228
Purchase of cost and equity method investments	(450)	(1,287)
Other investing activities	—	30
Net cash used in investing activities	(9,767)	(9,586)
Cash flows from financing activities:
Principal payments of long-term debt	(5,000)	(208,782)
Proceeds from issuance of long-term debt	—	215,000
Issuance of common stock	5,353	2,579
Other financing activities	(1,129)	(688)
Net cash provided by (used in) financing activities	(776)	8,109
Effect of foreign currency exchange rates on cash and cash equivalents	(245)	10
Net increase (decrease) in cash and cash equivalents	15,728	(10,100)
Cash and cash equivalents, beginning of period	35,465	20,284
Cash and cash equivalents, end of period	$51,193	$10,184
The accompanying notes are an integral part of these condensed consolidated financial statements.

GREATBATCH, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY — Unaudited
(in thousands)

							Accumulated
			Additional	Treasury			Other	Total
	Common Stock		Paid-In	Stock		Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Income	Equity
At January 3, 2014	24,459	$24	$344,915	(37)	$(1,232)	$183,990	$14,358	$542,055
Stock-based compensation	—	—	4,374	—	—	—	—	4,374
Net shares issued under stock incentive plans	462	1	8,172	(74)	(3,703)	—	—	4,470
Shares contributed to 401(k) Plan	—	—	126	95	4,215	—	—	4,341
Net income	—	—	—	—	—	27,270	—	27,270
Total other comprehensive income	—	—	—	—	—	—	952	952
At July 4, 2014	24,921	$25	$357,587	(16)	$(720)	$211,260	$15,310	$583,462
The accompanying notes are an integral part of these condensed consolidated financial statements.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

1.	BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information (Accounting Standards Codification (“ASC”) 270, Interim Reporting) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a full presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of Greatbatch, Inc. and its wholly-owned subsidiary, Greatbatch Ltd. (collectively “Greatbatch” or the “Company”), for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ materially from these estimates. The January 3, 2014 condensed consolidated balance sheet data was derived from audited consolidated financial statements but does not include all disclosures required by GAAP. For further information, refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended January 3, 2014. The Company utilizes a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31st. The second quarter and year-to-date periods of 2014 and 2013 each contained 13 weeks and 26 weeks, respectively, and ended on July 4, and June 28, respectively.

2.	SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended
(in thousands)	July 4, 2014	June 28, 2013
Noncash investing and financing activities:
Common stock contributed to 401(k) Plan	$4,341	$2,477
Property, plant and equipment purchases included in accounts payable	1,486	825
Cash paid during the period for:
Interest	$1,845	$2,926
Income taxes	7,939	18,895

3.	INVENTORIES
Inventories are comprised of the following (in thousands):

	As of
	July 4, 2014	January 3, 2014
Raw materials	$70,082	$67,939
Work-in-process	38,995	36,670
Finished goods	11,535	13,749
Total	$120,612	$118,358

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

4.	INTANGIBLE ASSETS
Amortizing intangible assets are comprised of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount
At July 4, 2014
Technology and patents	$97,376	$(72,555)	$2,062	$26,883
Customer lists	68,257	(28,004)	1,524	41,777
Other	4,434	(4,501)	804	737
Total amortizing intangible assets	$170,067	$(105,060)	$4,390	$69,397
At January 3, 2014
Technology and patents	$97,376	$(69,026)	$1,980	$30,330
Customer lists	68,257	(24,671)	1,367	44,953
Other	4,434	(4,399)	804	839
Total amortizing intangible assets	$170,067	$(98,096)	$4,151	$76,122
Aggregate intangible asset amortization expense is comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	July 4, 2014	June 28, 2013	July 4, 2014	June 28, 2013
Cost of sales	$1,566	$1,759	$3,129	$3,539
Selling, general and administrative expenses	1,717	1,445	3,434	2,897
Research, development and engineering costs, net	200	136	401	272
Total intangible asset amortization expense	$3,483	$3,340	$6,964	$6,708
Estimated future intangible asset amortization expense based on the current carrying value is as follows (in thousands):

Estimated Amortization Expense
Remainder of 2014	$6,842
2015	12,752
2016	10,457
2017	9,334
2018	7,046
Thereafter	22,966
Total estimated amortization expense	$69,397
Indefinite-lived intangible assets are comprised of the following (in thousands):

Trademarks and Tradenames
At January 3, 2014	$20,288
At July 4, 2014	$20,288
The change in goodwill is as follows (in thousands):

	Greatbatch Medical	QiG	Total
At January 3, 2014	$304,856	$41,800	$346,656
Foreign currency translation	470	—	470
At July 4, 2014	$305,326	$41,800	$347,126

5.	DEBT
Long-term debt is comprised of the following (in thousands):

	As of
	July 4, 2014	January 3, 2014
Revolving line of credit	$—	$—
Variable rate term loan	192,500	197,500
Total long-term debt	$192,500	$197,500
Credit Facility – In September 2013, the Company amended and extended its credit facility (the “Credit Facility”). The new Credit Facility provides a $300 million revolving credit facility (the “Revolving Credit Facility”), a $200 million term loan (the “Term Loan”), a $15 million letter of credit subfacility, and a $15 million swingline subfacility. The Revolving Credit Facility can be increased by $200 million upon the Company’s request and approval by the lenders. The Revolving Credit Facility has a maturity date of September 20, 2018, which may be extended to September 20, 2019 upon notice by the Company and subject to certain conditions. The principal of the Term Loan is payable in quarterly installments as specified in the Credit Facility until its maturity date of September 20, 2019, when the unpaid balance is due in full.
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
The Credit Facility contains limitations on the incurrence of indebtedness, liens and licensing of intellectual property, investments and certain payments. The Credit Facility permits the Company to engage in the following activities up to an aggregate amount of $300 million: 1) permitted acquisitions in the aggregate not to exceed $250 million; 2) other investments in the aggregate not to exceed $100 million; 3) stock repurchases and dividends not to exceed $150 million in the aggregate; and 4) investments in foreign subsidiaries not to exceed $20 million in the aggregate. At any time that the total leverage ratio of the Company for the two most recently ended fiscal quarters is less than 2.75 to 1.0, the Company may make an election to reset each of the amounts specified above. Additionally, these limitations can be waived upon the Company’s request and approval of a majority of the lenders. As of July 4, 2014, the Company had available to it 100% of the above limits except for the aggregate limit and other investments limit which are now $297 million and $97 million, respectively.

The Credit Facility requires the Company to maintain a rolling four quarter ratio of adjusted EBITDA to interest expense of at least 3.0 to 1.0, and a total leverage ratio of not greater than 4.5 to 1.0 decreasing to not greater than 4.25 to 1.0 after January 2, 2016. The calculation of adjusted EBITDA and total leverage ratio excludes non-cash charges, extraordinary, unusual, or non-recurring expenses or losses, non-cash stock-based compensation, and non-recurring expenses or charges incurred in connection with permitted acquisitions. As of July 4, 2014, the Company was in compliance with all covenants under the Credit Facility.
The Credit Facility contains customary events of default. Upon the occurrence and during the continuance of an event of default, a majority of the lenders may declare the outstanding advances and all other obligations under the Credit Facility immediately due and payable.
As of July 4, 2014, the weighted average interest rate on borrowings under the Credit Facility, which does not take into account the impact of the Company’s interest rate swap, was 1.57%. As of July 4, 2014, the Company had $300 million of borrowing capacity available under the Revolving Credit Facility. This borrowing capacity may vary from period to period based upon the debt and EBITDA levels of the Company, which impacts the covenant calculations described above.
Interest Rate Swap – From time to time, the Company enters into interest rate swap agreements in order to hedge against potential changes in cash flows on the outstanding borrowings on the Credit Facility. The variable rate received on the interest rate swaps and the variable rate paid on the debt have the same rate of interest, excluding the credit spread, and resets and pays interest on the same date. During 2012, the Company entered into a three-year $150 million interest rate swap, which amortizes $50 million per year. This swap was entered into in order to hedge against potential changes in cash flows on the outstanding Credit Facility borrowings, which are also indexed to the one-month LIBOR rate. This swap is being accounted for as a cash flow hedge. Information regarding the Company’s outstanding interest rate swap as of July 4, 2014 is as follows (dollars in thousands):

Instrument	Type of Hedge	Notional Amount	Start Date	End Date	Pay Fixed Rate	Current Receive Floating Rate	Fair Value July 4, 2014	Balance Sheet Location
Interest rate swap	Cash flow	$100,000	Feb-13	Feb-16	0.573%	0.153%	$(272)	Other Long-Term Liabilities
The estimated fair value of the interest rate swap agreement represents the amount the Company expects to receive (pay) to terminate the contract. No portion of the change in fair value of the Company’s interest rate swap during the six months ended July 4, 2014 was considered ineffective. The amount recorded as Interest Expense during the six months ended July 4, 2014 and June 28, 2013 related to the Company’s interest rate swap was $0.2 million and $0.1 million, respectively.

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
The contractual interest and discount amortization for CSN were as follows (in thousands):

	Three Months ended		Six Months Ended
	July 4, 2014	June 28, 2013	July 4, 2014	June 28, 2013
Contractual interest	$—	$—	$—	$634
Discount amortization	—	—	—	5,368
The expected future minimum principal payments under the Term Loan as of July 4, 2014 are as follows (in thousands):

Remainder of 2014	$5,000
2015	11,250
2016	16,250
2017	20,000
2018	20,000
Thereafter	120,000
Total	$192,500
The Company has the ability and intent to use availability under the Revolving Credit Facility to fund principal payments on the Term Loan. As such, the entire balance of the Term Loan is classified as a non-current liability in the condensed consolidated balance sheets.
Deferred Financing Fees - The change in deferred financing fees is as follows (in thousands):

At January 3, 2014	$3,860
Amortization during the period	(387)
At July 4, 2014	$3,473

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

6.	DEFINED BENEFIT PLANS
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
During 2012, the Company transferred most major functions performed at its facilities in Switzerland into other existing facilities. As a result, the Company curtailed its defined benefit plan provided to employees at those Swiss facilities and recognized a curtailment gain during 2013. In accordance with ASC 715, this gain was recognized in Other Operating Expenses, Net as the related employees were terminated. Refer to Note 8 "Other Operating Expenses, Net" for further information.
The change in net defined benefit plan liability is as follows (in thousands):

At January 3, 2014	$1,691
Net defined benefit cost	154
Benefit payments	(115)
Foreign currency translation	4
At July 4, 2014	$1,734
Net defined benefit cost (income) is comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	July 4, 2014	June 28, 2013	July 4, 2014	June 28, 2013
Service cost	$52	$69	$104	$151
Interest cost	20	40	39	103
Curtailment gain (Other Operating Expenses, Net)	—	—	—	(1,150)
Amortization of net loss	5	—	11	—
Net defined benefit (income) cost	$77	$109	$154	$(896)

7.	STOCK-BASED COMPENSATION
The components and classification of stock-based compensation expense were as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 4, 2014	June 28, 2013	July 4, 2014	June 28, 2013
Stock options	$612	$705	$1,216	$1,410
Restricted stock and units	1,601	1,482	3,158	2,945
401(k) Plan stock contribution	1,339	2,729	2,355	2,992
Total stock-based compensation expense	$3,552	$4,916	$6,729	$7,347

Cost of sales	$1,147	$1,707	$2,058	$2,129
Selling, general and administrative expenses	1,998	2,587	3,921	4,454
Research, development and engineering costs, net	407	622	750	764
Total stock-based compensation expense	$3,552	$4,916	$6,729	$7,347

The weighted average fair value and assumptions used to value options granted are as follows:

	Six Months Ended
	July 4, 2014	June 28, 2013
Weighted average fair value	$16.43	$8.38
Risk-free interest rate	1.73%	0.73%
Expected volatility	39%	39%
Expected life (in years)	5	5
Expected dividend yield	—%	—%
The following table summarizes time-vested stock option activity:

	Number of Time-Vested Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In Millions)
Outstanding at January 3, 2014	1,616,409	$22.92
Granted	183,571	43.84
Exercised	(179,032)	22.83
Forfeited or expired	(29,792)	27.32
Outstanding at July 4, 2014	1,591,156	25.26	6.5	$38.7
Exercisable at July 4, 2014	1,168,372	23.05	5.7	$31.0
The following table summarizes performance-vested stock option activity:

	Number of Performance- Vested Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In Millions)
Outstanding at January 3, 2014	177,261	$23.27
Exercised	(54,271)	23.32
Outstanding at July 4, 2014	122,990	23.26	3.4	$3.2
Exercisable at July 4, 2014	122,990	23.26	3.4	$3.2
The following table summarizes time-vested restricted stock and restricted stock unit activity:

	Time-Vested Activity	Weighted Average Fair Value
Nonvested at January 3, 2014	67,575	$26.37
Granted	39,191	44.08
Vested	(10,270)	43.80
Forfeited	(5,812)	32.89
Nonvested at July 4, 2014	90,684	31.63
The following table summarizes performance-vested restricted stock and restricted stock unit activity:

	Performance- Vested Activity	Weighted Average Fair Value
Nonvested at January 3, 2014	779,678	$16.41
Granted	186,825	31.33
Vested	(221,470)	18.51
Forfeited	(24,022)	17.86
Nonvested at July 4, 2014	721,011	19.58

8.	OTHER OPERATING EXPENSES, NET
Other Operating Expenses, Net is comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	July 4, 2014	June 28, 2013	July 4, 2014	June 28, 2013
2014 investments in capacity and capabilities	$2,166	$—	$2,218	$—
2013 operating unit realignment	32	852	1,035	852
Orthopaedic facility optimization costs	1,187	2,667	36	5,303
Medical device facility optimization	—	125	11	230
ERP system upgrade (income) costs	(10)	64	(82)	385
Acquisition and integration (income) costs	47	71	(381)	182
Asset dispositions, severance and other	839	43	1,210	108
	$4,261	$3,822	$4,047	$7,060
2014 investments in capacity and capabilities. In 2014, the Company announced several initiatives to invest in capacity and capabilities and to better align its resources to meet its customers' needs and drive organic growth and profitability. This included the following:

•
Functions currently performed at the Company’s facility in Plymouth, MN to manufacture catheters and introducers will transfer into the Company’s existing facility in Tijuana, Mexico by the first half of 2016.

•
Functions currently performed at the Company’s facilities in Beaverton, OR and Raynham, MA to manufacture products for the portable medical market will transfer to a new facility in Tijuana, Mexico by the end of 2015. Products currently manufactured at the Beaverton facility, which do not serve the portable medical market, are planned to transfer to the Company’s Raynham facility.

•
Establishing a R&D hub in the Minneapolis/St. Paul, MN area for the Company's Global R&D QiG - Medical Device Systems team, which will serve as the technical center of expertise for active implantable medical device development, implantable leads design, system level design verification testing, and continuation engineering. As part of this initiative, the design engineering responsibilities currently performed at our Cleveland, OH facility will be transferred to the new R&D hub by the end of 2014.

•
Establishing a commercial operations hub at its global headquarters in Frisco, Texas. This initiative will build upon the investment the Company has made to its global sales and marketing function and is expected to be completed during the first half of 2015.

The total capital investment expected for these initiatives is between $18.0 million and $20.0 million, of which $0.3 million has been expended to date. Total restructuring charges expected to be incurred in connection with this realignment are between $22.0 million and $27.0 million, of which $2.2 million has been incurred to date. Expenses related to this initiative are recorded within the applicable segment and corporate cost centers that the expenditures relate to and include the following:
•Severance and retention: $7.0 million -$9.0 million;
•Accelerated depreciation and asset write-offs: $2.0 million - $3.0 million; and
•Other: $13.0 million - $15.0 million
Other costs primarily consist of costs to relocate certain equipment and other personnel, duplicate personnel costs, disposal and travel expenditures. All expenses are cash expenditures, except accelerated depreciation and asset write-offs.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

The change in accrued liabilities related to the 2014 investments in capacity and capabilities is as follows (in thousands):

	Severance and Retention	Accelerated Depreciation/Asset Write-offs	Other	Total
At January 3, 2014	$—	$—	$—	$—
Restructuring charges	531	33	1,654	2,218
Write-offs	—	(33)	—	(33)
Cash payments	—	—	(1,234)	(1,234)
At July 4, 2014	$531	$—	$420	$951
2013 operating unit realignment. In June 2013, the Company initiated a plan to realign its operating structure in order to optimize its continued focus on profitable growth. As part of this initiative, the sales and marketing and operations groups of its former Implantable Medical and Electrochem Solutions (“Electrochem”) reportable segments were combined into one sales and marketing and one operations group serving the entire Company. This initiative is expected to be completed during 2014. Total restructuring charges expected to be incurred in connection with this realignment are between $6.7 million and $7.1 million, of which $6.7 million has been incurred to date. Expenses related to this initiative are recorded within the applicable segment and corporate cost centers that the expenditures relate to and include the following:

•	Severance and retention: $5.0 million – $5.2 million; and

•	Other: $1.7 million – $1.9 million.
Other costs primarily consist of relocation, recruitment and travel expenditures.

The change in accrued liabilities related to the 2013 operating unit realignment is as follows (in thousands):

	Severance and Retention	Other	Total
At January 3, 2014	$465	$746	$1,211
Restructuring charges	852	183	1,035
Cash payments	(1,205)	(774)	(1,979)
At July 4, 2014	$112	$155	$267
Orthopaedic facility optimization costs. In 2010, the Company began updating its Indianapolis, IN facility to streamline operations, consolidate two buildings, increase capacity, further expand capabilities and reduce dependence on outside suppliers. This initiative was completed in 2011.
In 2011, the Company began construction on an orthopaedic manufacturing facility in Fort Wayne, IN and transferred manufacturing operations being performed at its Columbia City, IN location into this new facility. This initiative was completed in 2012.
During 2012, the Company transferred manufacturing and development operations performed at its facilities in Orvin and Corgemont, Switzerland into existing facilities in Fort Wayne, IN and Tijuana, Mexico. In connection with this consolidation, in 2012, the Company entered into an agreement to sell assets related to certain non-core Swiss orthopaedic product lines to an independent third party including inventory, machinery, equipment, customer lists and technology related to these product lines. This transaction closed during the first quarter of 2013 and the Company received payments totaling $4.7 million in 2013 in connection with this transaction and the third party assumed $2.4 million of severance liabilities. During the first half of 2014, the Company recognized a gain and received an additional contingent payment of $2.7 million from the third party in connection with the achievement of certain milestones defined in the sales agreement. In addition, during the first quarter of 2013, the Company recognized a pension curtailment gain in connection with this consolidation. Refer to Note 6 "Defined Benefit Plans" for further information. These gains were recognized in Other Operating Expenses, Net in the Condensed Consolidated Statements of Operations.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

During 2013, the Company initiated a project to expand its Chaumont, France facility in order to enhance its capabilities and fulfill larger volume customer supply agreements. This initiative is expected to be completed over the next three years.
The total capital investment expected for these initiatives is between $30 million and $35 million, of which $23.6 million has been expended to date. Total expense expected to be incurred for these initiatives is between $43 million and $48 million, of which $41.2 million has been incurred to date. All expenses are recorded within the Greatbatch Medical segment and are expected to include the following:

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
All expenses are cash expenditures, except accelerated depreciation and asset write-offs. The change in accrued liabilities related to the orthopaedic facility optimization is as follows (in thousands):

	Severance and Retention	Accelerated Depreciation/Asset Write-offs	Other	Total
At January 3, 2014	$—	$—	$857	$857
Restructuring charges (income)	—	(2,655)	2,691	36
Cash (payments) receipts	—	2,655	(2,952)	(297)
At July 4, 2014	$—	$—	$596	$596
Medical device facility optimization. Near the end of 2011, the Company initiated plans to upgrade and expand its manufacturing infrastructure in order to support its medical device strategy. This includes the transfer of certain product lines to create additional capacity for the manufacture of medical devices, expansion of two existing facilities, as well as the purchase of equipment to enable the production of medical devices. These initiatives are expected to be completed over the next year. Total capital investment under these initiatives is expected to be between $15 million and $20 million, of which approximately $12.5 million has been expended to date. Total expenses expected to be incurred on these projects is between $2.0 million and $3.0 million, of which $1.8 million has been incurred to date. All expenses are recorded within the Greatbatch Medical segment and are expected to include the following:

•	Production inefficiencies, moving and revalidation: $0.5 million – $1.0 million;

•	Personnel: $1.0 million – $1.5 million; and

•	Other: approximately $1.0 million.
The change in accrued liabilities related to the medical device facility optimization is as follows (in thousands):

	Production Inefficiencies, Moving and Revalidation	Personnel	Other	Total
At January 3, 2014	$—	$—	$—	$—
Restructuring charges	—	1	10	11
Cash payments	—	(1)	(10)	(11)
At July 4, 2014	$—	$—	$—	$—

ERP system upgrade (income) costs. In 2011, the Company initiated plans to upgrade its existing global ERP system. This initiative was completed during the first half of 2014. Total capital investment expended under this initiative was $4.0 million. Total expenses incurred on this initiative were $5.8 million. Expenses related to this initiative were recorded within the applicable segment and corporate cost centers that the expenditures related to and included the following:

•	Training and consulting costs: $3.3 million; and

•	Accelerated depreciation and asset write-offs: $2.5 million.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

The change in accrued liabilities related to the ERP system upgrade is as follows (in thousands):

	Training & Consulting Costs	Accelerated Depreciation/Asset Write-offs	Total
At January 3, 2014	$—	$—	$—
Restructuring income	(82)	—	(82)
Cash receipts	82	—	82
At July 4, 2014	$—	$—	$—
Acquisition and integration (income) costs. During 2014 and 2013, the Company incurred (income) cost related to the integration of Micro Power Electronics, Inc. and NeuroNexus Technologies, Inc., which were acquired in December 2011 and February 2012, respectively. These expenses were primarily for retention bonuses, travel costs in connection with integration efforts, training, severance, and the change in fair value of the contingent consideration recorded in connection with these acquisitions. Refer to Note 13 "Fair Value Measurements" for discussion on changes in fair value of the contingent consideration, which resulted in net gains being recognized in Other Operating Expenses, Net in the Condensed Consolidated Statements of Operations for the first two quarters of 2014.
Asset dispositions, severance and other. During 2014 and 2013, the Company recorded charges in connection with various asset disposals and write downs. Additionally, during 2014 the Company recorded charges as a result of various tax planning initiatives in connection with its business reorganization to align its contract manufacturing operations, which is expected to produce tax savings over the long-term. Costs incurred primarily relate to consulting and IT development, which are expected to be completed during the second half of 2014.

9.	INCOME TAXES
The income tax provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the estimate of the annual effective tax rate is updated, and if the estimated effective tax rate changes, a cumulative adjustment is made. There is a potential for volatility of the effective tax rate due to several factors, including changes in the mix of the pre-tax income and the jurisdictions to which it relates, changes in tax laws and foreign tax holidays, business reorganizations, implementation of tax planning strategies, settlements with taxing authorities and foreign currency fluctuations.
As of July 4, 2014, the balance of unrecognized tax benefits is approximately $1.9 million. It is reasonably possible that a reduction of up to $0.1 million of the balance of unrecognized tax benefits may occur within the next twelve months as a result of potential audit settlements. Approximately $1.7 million of the balance of unrecognized tax benefits would favorably impact the effective tax rate, net of federal benefit on state issues, if recognized.

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
Product Warranties– The Company generally warrants that its products will meet customer specifications and will be free from defects in materials and workmanship. The change in aggregate product warranty liability is as follows (in thousands):

At January 3, 2014	$1,819
Reduction to warranty reserve	(274)
Warranty claims paid	(355)
At July 4, 2014	$1,190
Purchase Commitments – Contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. The Company’s purchase orders are normally based on its current manufacturing needs and are fulfilled by its vendors within short time horizons. The Company also enters into blanket orders with vendors that have preferred pricing and terms, however these orders are normally cancelable without penalty. As of July 4, 2014, the total contractual obligation related to such expenditures is approximately $29.2 million and will primarily be funded by existing cash and cash equivalents, cash flow from operations, or borrowings under the Credit Facility. The Company also enters into contracts for outsourced services; however, the obligations under these contracts were not significant and the contracts generally contain clauses allowing for cancellation without significant penalty.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

Workers’ Compensation Trust - The Company was a member of a group self-insurance trust that provided workers’ compensation benefits to its Western New York employees (the “Trust”). Under the Trust agreement, each participating organization has joint and several liability for Trust obligations if the assets of the Trust are not sufficient to cover those obligations. During 2011, the Company was notified by the Trust of its intention to cease operations at the end of 2011, and was assessed a pro-rata share of future costs related to the Trust. Based on actual experience, the Company could receive a refund or be assessed additional contributions for workers’ compensation claims insured by the Trust. Since 2011, the Company utilized a traditional insurance provider for workers’ compensation coverage.

Operating Leases – The Company is a party to various operating lease agreements for buildings, equipment and software. Estimated future operating lease expense is as follows (in thousands):

Remainder of 2014	$2,557
2015	4,642
2016	4,001
2017	1,471
2018	1,002
Thereafter	936
Total estimated operating lease expense	$14,609
Foreign Currency Contracts – The Company enters into forward contracts to purchase Mexican pesos in order to hedge the risk of peso-denominated payments associated with the operations at its Tijuana, Mexico facility. The impact to the Company’s results of operations from these forward contracts was as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 4, 2014	June 28, 2013	July 4, 2014	June 28, 2013
Increase(reduction) in cost of sales	$8	$(390)	$(156)	$(562)
Ineffective portion of change in fair value	—	—	—	—

Instrument	Type of Hedge	Aggregate Notional Amount	Start Date	End Date	$/Peso	Fair Value	Balance Sheet Location
FX Contract	Cash flow	$3,854	Jan-14	Dec-14	0.0767	$(3)	Other Current Assets
FX Contract	Cash flow	$3,160	Jan-14	Dec-14	0.0752	$58	Other Current Assets
Self-Insured Medical Plan – The Company self-funds the medical insurance coverage provided to its U.S. based employees. The risk to the Company is being limited through the use of stop loss insurance, which has specific stop loss coverage per associate for claims in the year exceeding $225 thousand per associate with no annual maximum aggregate stop loss coverage. As of July 4, 2014, the Company has $1.5 million accrued related to the self-insurance portion of its medical plan, which is recorded in Accrued Expenses in the Condensed Consolidated Balance Sheet, and is primarily based upon claim history.
Subsequent Event – On August 12, 2014, the Company purchased all of the outstanding common stock of Centro de Construcción de Cardioestimuladores del Uruguay (“CCC”), headquartered in Montevideo, Uruguay. CCC is an active implantable medical device systems developer and manufacturer that produces a range of devices for global medical device companies, including implantable pulse generators, programmer systems, battery chargers, patient wands and leads. This acquisition allows the Company to more broadly partner with medical device companies, complements the Company's core discrete technology offerings and enhances the Company's medical device innovation efforts. This transaction will be accounted for under the acquisition method of accounting. Accordingly, the operating results of CCC will be included in the Company's QiG segment from the date of acquisition. The aggregate purchase price of $18.0 million, plus a working capital adjustment, was funded with cash on hand.

11.	EARNINGS PER SHARE (“EPS”)
The following table illustrates the calculation of Basic and Diluted EPS (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 4, 2014	June 28, 2013	July 4, 2014	June 28, 2013
Numerator for basic and diluted EPS:
Net income	$12,348	$9,752	$27,270	$15,415
Denominator for basic EPS:
Weighted average shares outstanding	24,838	23,914	24,726	23,832
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units	1,063	1,008	1,097	986
Denominator for diluted EPS	25,901	24,922	25,823	24,818
Basic EPS	$0.50	$0.41	$1.10	$0.65
Diluted EPS	$0.48	$0.39	$1.06	$0.62
The diluted weighted average share calculations do not include the following securities, which are not dilutive to the EPS calculations or the performance criteria have not been met:

	Three Months Ended		Six Months Ended
	July 4, 2014	June 28, 2013	July 4, 2014	June 28, 2013
Time-vested stock options, restricted stock and restricted stock units	179,000	72,000	179,000	395,000
Performance-vested restricted stock units	—	—	—	—
For the 2013 period, no shares related to CSN were included in the diluted EPS calculations as the average share price of the Company’s common stock for that period did not exceed CSN’s conversion price per share.

12.     ACCUMULATED OTHER COMPREHENSIVE INCOME
Accumulated Other Comprehensive Income is comprised of the following (in thousands):

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total Pre-Tax Amount	Tax	Net-of-Tax Amount
At April 4, 2014	$(672)	$(350)	$16,134	$15,112	$505	$15,617
Unrealized gain on cash flow hedges	—	18	—	18	(6)	12
Realized loss on foreign currency hedges	—	8	—	8	(3)	5
Realized loss on interest rate swap hedges	—	106	—	106	(37)	69
Foreign currency translation loss	—	—	(393)	(393)	—	(393)
At July 4, 2014	$(672)	$(218)	$15,741	$14,851	$459	$15,310

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total Pre-Tax Amount	Tax	Net-of-Tax Amount
At January 3, 2014	$(672)	$(468)	$14,952	$13,812	$546	$14,358
Unrealized gain on cash flow hedges	—	168	—	168	(59)	109
Realized gain on foreign currency hedges	—	(156)	—	(156)	55	(101)
Realized loss on interest rate swap hedges	—	238	—	238	(83)	155
Foreign currency translation gain	—	—	789	789	—	789
At July 4, 2014	$(672)	$(218)	$15,741	$14,851	$459	$15,310

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total Pre-Tax Amount	Tax	Net-of-Tax Amount
At March 29, 2013	$(365)	$533	$10,368	$10,536	$214	$10,750
Unrealized loss on cash flow hedges	—	(107)	—	(107)	37	(70)
Realized gain on foreign currency hedges	—	(390)	—	(390)	137	(253)
Realized loss on interest rate swap hedges	—	142	—	142	(50)	92
Foreign currency translation gain	—	—	631	631	—	631
At June 28, 2013	$(365)	$178	$10,999	$10,812	$338	$11,150

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total Pre-Tax Amount	Tax	Net-of-Tax Amount
At December 28, 2012	$(962)	$120	$13,431	$12,589	$358	$12,947
Unrealized gain on cash flow hedges	—	421	—	421	(147)	274
Realized gain on foreign currency hedges	—	(562)	—	(562)	197	(365)
Realized loss on interest rate swap hedges	—	199	—	199	(70)	129
Net defined benefit plan gain (Note 6)	597	—	—	597	—	597
Foreign currency translation loss	—	—	(2,432)	(2,432)	—	(2,432)
At June 28, 2013	$(365)	$178	$10,999	$10,812	$338	$11,150
The realized (gains) losses relating to the Company’s foreign currency and interest rate swap hedges were recognized in Cost of Sales and Interest Expense, respectively, in the Condensed Consolidated Statements of Operations.
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
Foreign currency contracts – The fair value of foreign currency contracts are determined through the use of cash flow models that utilize observable market data inputs to estimate fair value. These observable market data inputs include foreign exchange rate and credit spread curves. In addition, the Company received fair value estimates from the foreign currency contract counterparty to verify the reasonableness of the Company’s estimates. The Company’s foreign currency contracts are categorized in Level 2 of the fair value hierarchy. The fair value of the Company’s foreign currency contracts will be realized as Cost of Sales as the inventory, which the contracts are hedging the cash flows to produce, is sold, of which approximately $0.06 million is expected to be realized within the next six months as a reduction to Cost of Sales.

Interest rate swap – The fair value of the Company’s interest rate swap outstanding at July 4, 2014 was determined through the use of a cash flow model that utilizes observable market data inputs. These observable market data inputs include LIBOR, swap rates, and credit spread curves. In addition, the Company received a fair value estimate from the interest rate swap counterparty to verify the reasonableness of the Company’s estimate. This fair value calculation was categorized in Level 2 of the fair value hierarchy. The fair value of the Company’s interest rate swap will be realized as Interest Expense as interest on the Credit Facility is accrued.
Accrued contingent consideration – In circumstances where an acquisition involves a contingent consideration arrangement, the Company recognizes a liability equal to the fair value of the contingent payments it expects to make as of the acquisition date. The Company re-measures this liability each reporting period and records changes in the fair value through Other Operating Expenses, Net. Increases or decreases in the fair value of the contingent consideration liability can result from changes in discount periods and rates, as well as changes in the timing, amount, or the likelihood of achieving the applicable milestones.
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
Changes in accrued contingent consideration were as follows (in thousands):

At January 3, 2014	$840
Fair value adjustments	(620)
At July 4, 2014	$220

The recurring Level 3 fair value measurements of the Company’s contingent consideration liability include the following significant unobservable inputs (dollars in thousands):

Contingent Consideration Liability	Fair Value at July 4, 2014	Valuation Technique	Unobservable Inputs
Development milestone	$220	Discounted cash flow	Discount rate	20%
			Projected year of payment	2015
			Probability weighted payment amount	$250

The following table provides information regarding assets and liabilities recorded at fair value on a recurring basis in the Condensed Consolidated Balance Sheet (in thousands):

	Fair Value Measurements Using
	At July 4,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2014	(Level 1)	(Level 2)	(Level 3)
Assets
Foreign currency contracts (Note 10)	$55	$—	$55	$—
Liabilities
Interest rate swap (Note 5)	$272	$—	$272	$—
Accrued contingent consideration	220	—	—	220

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Fair value standards also apply to certain nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis. The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short-term nature of these items. As of July 4, 2014, the fair value of the Company’s variable rate Long-Term Debt approximates its carrying value and is categorized in Level 2 of the fair value hierarchy. A summary of the valuation methodologies for the Company’s assets and liabilities measured on a nonrecurring basis is as follows:
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
If an indicator is present, potential recoverability is measured by comparing the carrying amount of the long-lived asset or asset group to its related total future undiscounted cash flows. If the carrying value is not recoverable, the asset or asset group is considered to be impaired. Impairment is measured by comparing the asset or asset group’s carrying amount to its fair value, which is determined by using independent appraisals or discounted cash flow models. The discounted cash flow model requires inputs such as a risk-adjusted discount rate, terminal values, cash flow projections, and remaining useful lives of the asset or asset group. If the carrying value of the long-lived asset or asset group exceeds the fair value, the carrying value is written down to the fair value in the period identified. During the second quarter of 2014, the Company transferred $2.1 million of assets relating to the Company's Orvin, Switzerland property to held for sale. The Company did not record any impairment charges related to any of its long-lived assets during the first six months of 2014 and 2013.
Goodwill and indefinite-lived intangible assets – The Company assesses the impairment of goodwill and other indefinite-lived intangible assets on the last day of each fiscal year, or more frequently if certain indicators are present as described above under long-lived assets. The Company assesses goodwill for impairment by comparing the fair value of its reporting units to their carrying amounts. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the goodwill within the reporting unit is less than its carrying value. Fair values for reporting units are determined based on discounted cash flow models and market multiples. The discounted cash flow model requires inputs such as a risk-adjusted discount rate, terminal values, probability of success factor, and cash flow projections. The fair value from the discounted cash flow model is then combined, based on certain weightings, with market multiples in order to determine the fair value of the reporting unit. These market multiples include revenue multiples and multiples of earnings before interest, taxes, depreciation and amortization.

Indefinite-lived intangible assets are assessed for impairment by comparing the fair value of the intangible asset to its carrying value. If the carrying value of the indefinite-lived intangible asset exceeds the fair value, the carrying value is written down to the fair value in the period identified. The fair value of indefinite-lived intangible assets is determined by using a discounted cash flow model. The discounted cash flow model requires inputs such as a risk-adjusted discount rate, royalty rates, and cash flow projections.
The Company did not record any impairment charges related to its indefinite-lived intangible assets, including goodwill, during the first six months of 2014 and 2013, respectively. See Note 4 “Intangible Assets” for additional information on the Company’s intangible assets.
Cost and equity method investments – The Company holds investments in equity and other securities that are accounted for as either cost or equity method investments and are classified as Other Assets. The total carrying value of these investments is reviewed quarterly for changes in circumstance or the occurrence of events that suggest the Company’s investment may not be recoverable. The fair value of cost or equity method investments is not adjusted if there are no identified events or changes in circumstances that may have a material effect on the fair value of the investments. Gains and losses realized on cost and equity method investments are recorded in Other (Income) Expense, Net, unless separately stated. The aggregate recorded amount of cost and equity method investments at July 4, 2014 and January 3, 2014 was $13.6 million and $12.3 million, respectively. The Company recorded income (loss) related to its cost and equity method investments of $0.8 million and ($0.6) million during the first six months of 2014 and 2013, respectively.

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

•
Portable Medical: Products include batteries, chargers and power supplies for a wide range of medical devices including automated external defibrillators, portable oxygen concentrators, ventilators, and powered surgical tools.

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
QiG focuses on developing medical device systems for some of healthcare’s most pressing challenges and reflects Greatbatch’s strategic evolution of its product offerings in order to raise the growth and profitability profile of the Company. QiG utilizes a disciplined and diversified portfolio approach with three investment modes: new medical device systems commercialization, collaborative programs with original equipment manufacturers (“OEM”), and strategic equity positions in start-up companies. The development of new medical device systems are facilitated through the establishment of newly formed business entities, usually limited liability companies (“LLC”). These entities do not own, but have the exclusive right to use the technology of Greatbatch Medical in certain specifically

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

designated fields of use and have an exclusive manufacturing agreement with Greatbatch Medical. QiG currently owns 89% - 100% of three LLCs. Minority interest in these LLCs was granted to key opinion leaders, clinicians and strategic partners. Under the agreements governing these LLCs, QiG is liable for 100% of the expenses incurred by the LLC. However, no allocations of capital are made to the minority holders of the LLC until QiG is reimbursed for all expenses paid. Once QiG has been fully reimbursed, future net income is allocated based upon the respective LLCs ownership percentages. One of the LLCs established by QiG is for the Company's spinal cord stimulator to treat chronic intractable pain of the trunk and/or limbs. This product was submitted for premarket approval (“PMA”) to the United States Food & Drug Administration (“FDA”) in December 2013 and in January 2014 documentation for European CE Mark was submitted to the notified body, TÜV SÜD America. CE Mark approval was obtained on June 17, 2014. Another medical device system being developed by QiG is an implantable loop recorder for cardiac arrhythmia diagnostics.
Current QiG revenue includes sales of neural interface technology, components and systems to the neuroscience and clinical markets which are manufactured by QiG. Currently, no revenue earned by QiG is manufactured by Greatbatch Medical. Future income of QiG is expected to come from various sources including investment gains from the sales of LLC ownership interests, technology licensing fees, royalty revenue, and/or the sales of medical device systems to OEM customers.
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

	Three Months Ended		Six Months Ended
	July 4, 2014	June 28, 2013	July 4, 2014	June 28, 2013
Sales:
Greatbatch Medical
Cardiac/Neuromodulation	$80,005	$83,177	$166,785	$153,701
Orthopaedic	37,865	32,341	74,296	61,964
Portable Medical	16,737	22,167	35,940	41,056
Vascular	15,257	12,249	28,307	22,873
Energy, Military, Environmental	21,352	20,560	39,483	38,522
Total Greatbatch Medical	171,216	170,494	344,811	318,116
QiG	865	837	1,551	1,480
Total sales	$172,081	$171,331	$346,362	$319,596

	Three Months Ended		Six Months Ended
	July 4, 2014	June 28, 2013	July 4, 2014	June 28, 2013
Segment income (loss) from operations:
Greatbatch Medical	$32,439	$29,845	$67,567	$56,360
QiG	(6,173)	(7,377)	(12,086)	(14,733)
Total segment income from operations	26,266	22,468	55,481	41,627
Unallocated operating expenses	(6,727)	(5,333)	(13,418)	(10,153)
Operating income as reported	19,539	17,135	42,063	31,474
Unallocated other expense	(1,407)	(2,124)	(1,870)	(9,397)
Income before provision for income taxes	$18,132	$15,011	$40,193	$22,077

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

	Three Months Ended		Six Months Ended
	July 4, 2014	June 28, 2013	July 4, 2014	June 28, 2013
Sales by geographic area:
United States	$77,761	$89,234	$158,873	$160,568
Non-Domestic locations:
Puerto Rico	31,885	27,158	66,483	55,656
Belgium	17,650	17,277	33,629	34,948
Rest of world	44,785	37,662	87,377	68,424
Total sales	$172,081	$171,331	$346,362	$319,596
Three customers accounted for a significant portion of the Company’s sales as follows:

	Three Months Ended		Six Months Ended
	July 4, 2014	June 28, 2013	July 4, 2014	June 28, 2013
Customer A	17%	19%	19%	19%
Customer B	17%	16%	16%	17%
Customer C	12%	12%	12%	14%
Total	46%	47%	47%	50%
Long-lived tangible assets by geographic area are as follows (in thousands):

	As of
	July 4, 2014	January 3, 2014
United States	$114,535	$116,484
Rest of world	28,922	29,289
Total	$143,457	$145,773

15.	IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
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
In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers.” The core principle behind ASU 2014-09 is that an entity should recognize revenue in an amount that reflects the consideration to which the entity expects to be entitled in exchange for delivering goods and services. This model involves a five-step process that includes identifying the contract with the customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations in the contract and recognizing revenue when the entity satisfies the performance obligations. This ASU supersedes existing revenue recognition guidance and is effective for annual reporting periods beginning after December 15, 2016 with early application not permitted. This ASU allows two methods of adoption; a full retrospective approach where three years of financial information are presented in accordance with the new standard, and a modified retrospective approach where this ASU is applied to the most current period presented in the financial statements. The Company is currently assessing the financial impact of adopting the new standard and the methods of adoption; however, given the scope of the new standard, the company is currently unable to provide a reasonable estimate regarding the financial impact or which method of adoption will be elected.
In April 2014, the FASB issued ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which amends the definition of a discontinued operation and requires entities to provide additional disclosures about disposal transactions that do not meet the discontinued operations criteria. The revised guidance changes how entities identify and disclose information about disposal transactions under U.S. GAAP. This ASU is effective prospectively for all disposals (except disposals classified as held for sale before the adoption date) or components initially classified as held for sale in periods beginning on or after December 15, 2014, with early

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

adoption permitted. This ASU will be applicable for disposal transactions, if any, that the Company enters into after the adoption date.
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Business
In connection with the realignment of our operating structure in 2013 to optimize profitable growth, which included changing our management and reporting structure, we reevaluated our operating and reporting segments. Beginning in the fourth quarter of 2013, we have two reportable segments: Greatbatch Medical and QiG Group (“QiG”). As required, prior year amounts have been reclassified in order to conform them to the current year presentation. Greatbatch Medical designs and manufactures products where Greatbatch either owns the intellectual property or has unique manufacturing and assembly expertise. The financial results of Greatbatch Medical include the former Implantable Medical and Electrochem Solutions (“Electrochem”) segments, excluding QiG. These products include medical devices and components for the cardiac, neuromodulation, orthopaedic, portable medical, vascular, and energy, military and environmental (“EME”) markets. The Greatbatch Medical segment also offers value-added assembly and design engineering services for medical devices that utilize its component products.
QiG focuses on developing medical device systems for some of healthcare’s most pressing challenges and reflects Greatbatch’s strategic evolution of its product offerings in order to raise the growth and profitability profile of the Company. Through the research and development professionals in QiG, the Company is now investing in three areas — new medical device systems commercialization, collaborative programs with original equipment manufacturers (“OEM”) customers, and strategic equity positions in start-up companies — to grow a diversified and distinctive portfolio. The medical device systems developed by QiG will be manufactured by Greatbatch Medical. Currently, no revenue earned by QiG is manufactured by Greatbatch Medical.
Our Customers
The nature and extent of our selling relationships with each of our customers is different in terms of breadth of products purchased, product volumes, length of contractual commitment, ordering patterns, inventory management and selling prices. Our Greatbatch Medical customers include large multi-national OEMs, such as Biotronik, Boston Scientific, Halliburton, Johnson & Johnson, Medtronic, Philips Healthcare, Smith & Nephew, Sorin Group, St. Jude Medical, Stryker, and Zimmer. For the six months ended July 4, 2014, Johnson & Johnson, Medtronic and St. Jude Medical collectively accounted for 47% of our total sales.
Current QiG customers include numerous scientists, hospitals and universities throughout the world who perform research for the neuroscience and clinical markets.
Financial Overview
On an organic constant currency basis, second quarter 2014 sales were consistent with the prior year period. However, for the first six months of 2014, sales increased 8% on an organic constant currency basis, which is ahead of our strategic goal of 5% organic constant currency growth. In comparison to the prior year second quarter and year-to-date periods, foreign currency exchange rate fluctuations increased sales by approximately $1.5 million and $2.5 million, respectively. During the second quarter and for the first half of 2014, we experienced double digit growth in sales from our orthopaedic and vascular product lines as we continue to realize the benefits of our increased sales force productivity, marketing efforts and market growth. For the second quarter of 2014, our cardiac and neuromodulation sales decreased 4% due to the timing of shipments of customer orders, as well as the initial end of life impact for two legacy products. However, for the first six months of 2014, cardiac and neuromodulation sales increased 9% due to the timing of customer product launches and inventory replenishments. As expected, our portable medical sales decreased 24% and 12% for the 2014 second quarter and year-to-date periods, respectively, as we are refocusing our product line offerings in the portable medical space to products that have higher profitability and correspondingly have discontinued or reduced volumes in certain of our lower margin products.
We prepare our condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Additionally, we consistently report and discuss in our quarterly earnings releases and investor presentations adjusted operating income and margin, adjusted net income, adjusted earnings per diluted share and organic constant currency growth rates. These adjusted amounts, other than organic constant currency growth rates, consist of GAAP amounts excluding the following adjustments to the extent they occur during the period: (i) acquisition-related charges, (ii) facility consolidation, optimization, manufacturing transfer and system integration charges, (iii) asset write-down and disposition charges, (iv) severance charges in connection with corporate realignments or a reduction in force, (v) litigation charges and gains, (vi) the impact of certain non-cash charges to interest expense, (vii) unusual or infrequently occurring items, (viii) for 2013, certain R&D expenditures (such as medical device design verification (“DVT”) expenses in connection with developing our neuromodulation platform), (ix) gain/loss on the sale of investments, (x) the income tax (benefit) related to these adjustments and (xi) certain tax items related to the Federal R&D Tax Credit which are outside the normal benefit received. To calculate organic constant currency growth rates, which excludes the impact of changes in foreign currency exchange rates, as well as the impact of any acquisitions or divestitures of product lines on sales growth rates, we convert current period sales from local currency to U.S. dollars using the previous periods' foreign currency exchange rates and exclude the amount of sales acquired/divested during the period from the current/previous period amounts, respectively.
We believe that reporting these amounts provides important supplemental information to our investors and creditors seeking to understand the financial and business trends impacting our financial condition and results of operations. Additionally, certain performance-based compensation incentives provided to our executives are determined utilizing these adjusted amounts.
A reconciliation of GAAP operating income (loss) to adjusted amounts is as follows (dollars in thousands):

	Three Months Ended
	Greatbatch Medical		QiG		Unallocated		Total
	July 4, 2014	June 28, 2013	July 4, 2014	June 28, 2013	July 4, 2014	June 28, 2013	July 4, 2014	June 28, 2013
Sales	$171,216	$170,494	$865	$837	$—	$—	$172,081	$171,331

Operating income (loss) as reported	$32,439	$29,845	$(6,173)	$(7,377)	$(6,727)	$(5,333)	$19,539	$17,135
Adjustments:
Medical device DVT expenses (RD&E)(a)	—	—	—	1,235	—	—	—	1,235
Consolidation and optimization (income) costs	3,342	3,191	38	—	(5)	517	3,375	3,708
Acquisition and integration (income) expenses	30	31	(173)	40	190	—	47	71
Asset dispositions, severance and other	3	43	—	—	836	—	839	43
Adjusted operating income (loss)	$35,814	$33,110	$(6,308)	$(6,102)	$(5,706)	$(4,816)	$23,800	$22,192
Adjusted operating margin	20.9%	19.4%	N/A	N/A	N/A	N/A	13.8%	13.0%

	Six Months Ended
	Greatbatch Medical		QiG		Unallocated		Total
	July 4, 2014	June 28, 2013	July 4, 2014	June 28, 2013	July 4, 2014	June 28, 2013	July 4, 2014	June 28, 2013
Sales	$344,811	$318,116	$1,551	$1,480	$—	$—	$346,362	$319,596

Operating income (loss) as reported	$67,567	$56,360	$(12,086)	$(14,733)	$(13,418)	$(10,153)	$42,063	$31,474
Adjustments:
Medical device DVT expenses (RD&E)(a)	—	—	—	2,969	—	—	—	2,969
Consolidation and optimization costs	2,920	5,951	66	—	232	819	3,218	6,770
Acquisition and integration (income) expenses	30	71	(603)	110	192	1	(381)	182
Asset dispositions, severance and other	(7)	108	—	—	1,217	—	1,210	108
Adjusted operating income (loss)	$70,510	$62,490	$(12,623)	$(11,654)	$(11,777)	$(9,333)	$46,110	$41,503
Adjusted operating margin	20.4%	19.6%	N/A	N/A	N/A	N/A	13.3%	13.0%

(a) As a result of our premarket approval (“PMA”) submission to the United States Food & Drug Administration (“FDA”) for our Spinal Cord Stimulation (“SCS”) system to treat chronic pain of the trunk and limbs in December 2013, we no longer exclude design verification testing (“DVT”) costs associated with this system from adjusted operating income and adjusted diluted EPS. DVT costs incurred in connection with the development of this system during the three and six month periods ended July 4, 2014 were $455 thousand and $1.2 million, respectively.

GAAP operating income for the second quarter and first six months of 2014 increased 14% and 34%, respectively, in comparison to the prior year. Adjusted operating income, which excludes net other operating expenses and DVT costs (for the 2013 period only), increased 7% and 11%, respectively, for the second quarter and first six months of 2014. These GAAP and adjusted operating income variances are primarily due to the following:

Second Quarter 2014

•
A 2% increase in gross profit driven primarily by higher sales volumes. Additionally, in comparison to the prior year second quarter, gross profit as a percentage of sales increased 60 basis points due to production efficiencies and lower performance-based compensation in comparison to the prior year quarter, which more than offset the impact of contractual price concessions granted in exchange for long-term agreements with our customers;

•
A 2% decrease in selling, general, and administrative (“SG&A”) expenses primarily attributable to our operating unit realignment in the second half of 2013 and lower performance-based compensation, partially offset by our continued investments in sales and marketing and increased legal fees, which includes higher patent filing costs;

•
A 9% decrease in our net research, development and engineering (“RD&E”) costs primarily due to a lower level of DVT costs incurred in connection with the development of our SCS system, an increase in customer cost reimbursements due to the timing of achievement of milestones on various projects, and lower performance-based compensation; and

•
The increase in GAAP operating income for the second quarter of 2014 in comparison to 2013 also included a higher level of net other operating expenses incurred in connection with our 2014 investments in capacity and capabilities, offset by lower costs incurred in connection with our orthopaedic facility optimization initiative and 2013 operating unit realignment. See Cost Savings and Consolidation Initiatives section for further description of these projects.

First Six Months 2014

•
A 9% increase in gross profit driven primarily by higher sales volumes. Additionally, in comparison to the prior year first half, gross profit as a percentage of sales increased 30 basis points due to production efficiencies and an increased sales mix of higher margin products, which more than offset the impact of price concessions granted in exchange for long-term agreements with our customers;

•
A 3% increase in SG&A expenses primarily attributable to our increased investments in sales and marketing and increased legal fees, which includes higher patent filing costs, partially offset by cost savings realized in connection with our operating unit realignment in the second half of 2013;

•
A 5% increase in our net RD&E costs primarily attributable to lower customer cost reimbursements due to the timing of achievement of milestones on various projects. Additionally, lower DVT costs were offset by higher costs incurred in connection with the development of our next generation cardiac products (i.e. batteries, capacitors, filtered feedthoughs); and

•
The increase in GAAP operating income for the first six months of 2014 in comparison to 2013 also included a lower level of net other operating expenses incurred in connection with our orthopaedic facility optimization initiative. Additionally, in the first quarter of 2014, we recognized a $2.5 million gain in connection with the achievement of contingent earnouts related to the sale of certain Swiss orthopaedic product lines in 2013.

A reconciliation of GAAP net income and diluted EPS to adjusted amounts is as follows (in thousands, except per share amounts):

	Three Months Ended				Six Months Ended
	July 4, 2014		June 28, 2013		July 4, 2014		June 28, 2013
	Net Income	Per Diluted Share	Net Income	Per Diluted Share	Net Income	Per Diluted Share	Net Income	Per Diluted Share
Net income as reported	$12,348	$0.48	$9,752	$0.39	$27,270	$1.06	$15,415	$0.62
Adjustments:
Medical device DVT expenses (RD&E)(a)	—	—	803	0.03	—	—	1,930	0.08
Consolidation and optimization costs(a)	2,181	0.08	2,956	0.12	1,255	0.05	5,296	0.21
Acquisition and integration (income) expenses(a)	31	—	46	—	(248)	(0.01)	118	—
Asset dispositions, severance and other(a)	545	0.02	26	—	787	0.03	91	—
Loss (gain) on cost and equity method investments, net(a)(b)	27	—	352	0.01	(507)	(0.02)	398	0.02
CSN conversion option discount and deferred fee accelerated amortization(a)(c)	—	—	—	—	—	—	2,906	0.12
R&D Tax Credit(d)	400	0.02	—	—	800	0.03	(1,500)	(0.06)
Adjusted net income and diluted EPS(e)	$15,532	$0.60	$13,935	$0.56	$29,357	$1.14	$24,654	$0.99
Adjusted diluted weighted average shares	25,901		24,922		25,823		24,818

(a)	Net of tax amounts computed using a 35% tax rate for all non-Swiss items and a 0% tax rate for Swiss items for both the 2014 and 2013 periods.

(b)
Pre-tax amount is a loss of $42 thousand and a gain of $780 thousand for the 2014 quarter and year-to-date periods, respectively, and a loss of $542 thousand and $612 thousand for the 2013 quarter and year-to-date periods, respectively.

(c)	Pre-tax amount is $4.5 million for the 2013 year-to-date period.

(d)
The Federal R&D tax credit has not yet been extended for 2014. The 2014 amount assumes that the tax credit will be enacted for the full year 2014. The 2013 amount relates to the 2012 portion of the R&D tax credit which was reinstated in the first quarter of 2013 retroactive to the beginning of 2012. As required, the impact of the R&D tax credit relating to 2012 was recognized in the first quarter of 2013.

(e)	The per share data in this table has been rounded to the nearest $0.01 and therefore may not sum to the total.
GAAP and adjusted diluted EPS for the second quarter of 2014 were $0.48 and $0.60, respectively, compared to $0.39 and $0.56, respectively, for the second quarter 2013. For the first six months of 2014, GAAP and adjusted diluted EPS were $1.06 and $1.14, respectively, compared to $0.62 and $0.99 per share, respectively, for the same period of 2013. These variances were primarily due to the same factors impacting GAAP and adjusted operating income discussed above, as well as the following:

•	Lower interest expense as a result of lower interest rates paid on our long-term debt due to the repayment of our convertible subordinated debt with availability under our Credit Facility in 2013;

•
The changes in the GAAP effective tax rate between the 2014 second quarter and year-to-date periods in comparison to the same periods of 2013 were primarily due to the timing of the Federal R&D tax credit, as well as the 2014 periods having higher income in lower tax rate jurisdictions. The Federal R&D tax credit expired at the end of 2013 and has not yet been extended for 2014. Additionally, we recognized the full year 2012 R&D tax credit in the first quarter of 2013 as the credit was reinstated, retroactive to the beginning of 2012, in that period.

•
An increase in weighted average diluted shares outstanding for the second quarter and first six months of 2014 versus the same periods of 2013 as a result of the increase in our stock price during those respective periods. This increase reduced the 2014 second quarter and year to date diluted EPS by $0.02 and $0.04 per share, respectively, on both a GAAP and adjusted basis.

Financial Guidance
Based upon our results for the first two quarters of 2014, as well as our expectations for the remainder of the year, we believe that our revenue and adjusted diluted EPS for 2014 will be in-line with our guidance provided at the beginning of the year as follows:

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
Our CEO’s View
As we continue to invest and execute our global strategy, we are seeing results in line with our expectations. We currently expect our vascular and orthopaedic product lines to continue to deliver double digit growth, which will be balanced by our large, slower growth markets, such as cardiac rhythm management and portable medical. We remain focused on delivering 5% year over year revenue growth and returning two times that amount to the bottom line leveraging our deep customer relationships, the strength of our intellectual property and our culture of continuous improvement. During the quarter, we announced several capacity realignments, including investment of up to $45 million to complete these projects. Additionally, we received CE Mark for our spinal cord stimulator - Algovita, and we remain on track with our active implantable medical device strategy.
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

Product Line	Product Development Opportunities
Cardiac/ Neuromodulation	Developing next generation technology programs including Gen 2 QHR battery, next generation filtered feedthroughs, and high voltage capacitors.

Orthopaedic	Developing single use instruments and a suite of reusable bone preparation instruments with an emphasis on increased efficacy and longer life.

Portable Medical	Developing wireless power solutions for the surgical tool marketplace.

Vascular	Developing introducer technologies to expand into new clinical markets, as well as line extensions for current introducer platforms to better serve existing clinical markets and customers.

EME	Developing wide range temperature battery packs.
QiG
Through QiG, we provide our Greatbatch Medical customers with complete medical device systems. This medical device strategy includes strategic equity investments and medical devices developed independently, as well as in conjunction with our OEM partners. While we do not intend to discuss each of these projects individually, we will discuss significant milestones as they occur.
Algovita (formerly known as Algostim), our spinal cord stimulator to treat chronic intractable pain of the trunk and/or limbs, was designed to target unmet clinical needs with a focus on safety and product differentiation for all user groups. This product was submitted for PMA to the FDA in December 2013, and in January 2014 documentation for European CE Mark was submitted to the notified body, TÜV SÜD America. CE Mark approval was received in June 2014. We continue to move through the regulatory approval process and we believe we will be in a position to receive PMA approval in early 2015.

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
Cost Savings and Consolidation Initiatives
In 2014 and 2013, we recorded charges in Other Operating Expenses, Net related to various cost savings and consolidation initiatives. These initiatives were undertaken to improve our operational efficiencies and profitability and consist of our 2013 operating unit realignment, optimizing our orthopaedic facilities, and upgrading and expanding our manufacturing infrastructure to support our medical device strategy. When fully implemented, the operating unit realignment is expected to result in annual savings of approximately $7.0 to $7.7 million and the orthopaedic and medical device initiatives are expected to generate approximately $10 million to $15 million of annual cost savings and to increase our capacity in order to support our growth and the manufacturing of complete medical devices.
In the second quarter of 2014, we announced several initiatives to invest in capacity and capabilities and to better align our resources to meet our customers' needs and drive organic growth and profitability. This included transferring certain functions currently performed at our Plymouth, MN and Beaverton, OR facilities into new and existing facilities in Tijuana, Mexico. Additionally, we announced the establishment a R&D hub in the Minneapolis/St. Paul, MN area for the Company's Global R&D QiG - Medical Device Systems team and a commercial operations hub at our global headquarters in Frisco, Texas. We believe these initiatives will generate up to $17 million of annualized savings beginning in 2016.
Additional information regarding the timing, cash flow impact and amount of future expenditures for these initiatives is set forth in Note 8 “Other Operating Expenses, Net” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report. We continually evaluate our operating structure in order to maximize efficiencies and drive margin expansion. Future charges could be incurred if new consolidation and optimization initiatives are undertaken.
Our Financial Results
We utilize a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31st. For 52-week years, each quarter contains 13 weeks. The second quarter and year-to-date periods of 2014 and 2013 ended on July 4, and June 28, respectively, and each contained 13 weeks and 26 weeks, respectively. The commentary that follows should be read in conjunction with our Condensed Consolidated Financial Statements and related notes and with the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended January 3, 2014.

The following table presents certain selected financial information derived from our Condensed Consolidated Financial Statements for the periods presented (dollars in thousands, except per share data):

	Three Months Ended				Six Months Ended
	July 4,	June 28,	Change		July 4,	June 28,	Change
	2014	2013	$	%	2014	2013	$	%
Sales:
Greatbatch Medical
Cardiac/Neuromodulation	$80,005	$83,177	$(3,172)	(4)%	$166,785	$153,701	$13,084	9%
Orthopaedic	37,865	32,341	5,524	17%	74,296	61,964	12,332	20%
Portable Medical	16,737	22,167	(5,430)	(24)%	35,940	41,056	(5,116)	(12)%
Vascular	15,257	12,249	3,008	25%	28,307	22,873	5,434	24%
Energy, Military, Environmental	21,352	20,560	792	4%	39,483	38,522	961	2%
Total Greatbatch Medical	171,216	170,494	722	—%	344,811	318,116	26,695	8%
QiG	865	837	28	3%	1,551	1,480	71	5%
Total sales	172,081	171,331	750	—%	346,362	319,596	26,766	8%
Cost of sales	113,611	114,029	(418)	—%	230,296	213,545	16,751	8%
Gross profit	58,470	57,302	1,168	2%	116,066	106,051	10,015	9%
Gross profit as a % of sales	34.0%	33.4%			33.5%	33.2%
Selling, general and administrative expenses (SG&A)	21,877	22,248	(371)	(2)%	43,632	42,340	1,292	3%
SG&A as a % of sales	12.7%	13.0%			12.6%	13.2%
Research, development and engineering costs, net (RD&E)	12,793	14,097	(1,304)	(9)%	26,324	25,177	1,147	5%
RD&E as a % of sales	7.4%	8.2%			7.6%	7.9%
Other operating expenses, net	4,261	3,822	439	11%	4,047	7,060	(3,013)	(43)%
Operating income	19,539	17,135	2,404	14%	42,063	31,474	10,589	34%
Operating margin	11.4%	10.0%			12.1%	9.8%
Interest expense	1,073	1,445	(372)	(26)%	2,157	8,433	(6,276)	(74)%
Other (income) expense, net	334	679	(345)	(51)%	(287)	964	(1,251)	(130)%
Provision for income taxes	5,784	5,259	525	10%	12,923	6,662	6,261	94%
Effective tax rate	31.9%	35.0%			32.2%	30.2%
Net income	$12,348	$9,752	$2,596	27%	$27,270	$15,415	$25,729	167%
Net margin	7.2%	5.7%			7.9%	4.8%
Diluted earnings per share	$0.48	$0.39	$0.09	23%	$1.06	$0.62	$0.44	71%
Greatbatch Medical Sales
Total Greatbatch Medical sales for the second quarter of 2014 were consistent with the prior year period. However, for the first six months of 2014, Greatbatch Medical sales increased 8% over the comparable 2013 period. The most significant contributors to these variances were as follows:
Cardiac and neuromodulation sales for the second quarter 2014 decreased 4% over the prior year period. This decrease was primarily a result of the timing of shipments of customer orders, as well as the initial end of life impact for two legacy products. However, for the first six months of 2014, cardiac and neuromodulation sales increased 9% due to the timing of customer product launches and inventory replenishments. Although sales from this product line may vary significantly in the short-term, over the long-term we expect our new business opportunities will offset these end of product life impacts. When coupled with the continued success of products that our customers have in the marketplace, we believe we are well-positioned to grow our cardiac and neuromodulation product line.

Orthopaedic sales for the second quarter and first six months of 2014 increased 17% and 20%, respectively, in comparison to the prior year periods. For the second quarter and first six months of 2014, foreign currency exchange rate fluctuations increased sales by approximately $1.5 million and $ $2.5 million, respectively, in comparison to the prior year. On an organic constant currency basis, our orthopaedic product line sales increased 12% and 16% in comparison to the prior year second quarter and year-to-date periods, respectively. These increases were across all of our orthopaedic products and were primarily due to our sales force productivity, marketing efforts and market growth. We believe that for the year, orthopaedics revenue growth will be in the high single to low double digit range.
Portable medical sales for the second quarter and first six months of 2014 decreased 24% and 12%, respectively, in comparison to the prior year periods. We are refocusing our product line offerings in the portable medical space to products that have higher profitability. Correspondingly, we have discontinued or reduced volumes in certain of our lower margin products, which is expected to negatively impact our sales for the remainder of 2014. As part of our investment in capacity and capabilities and to better align our resources to meet our customers’ needs, during the second quarter of 2014, we announced plans to transfer our portable medical operations into a new facility located in Tijuana, Mexico. We remain optimistic about this product line and continue to see our pipeline of customer opportunities grow.
Vascular sales for the second quarter and first six months of 2014 increased 25% and 24%, respectively, in comparison to the prior year periods. These increases reflect the continued adoption of our medical device products and the relaunch of a vascular medical device near the end of 2013 which, as previously communicated, was voluntarily recalled in the fourth quarter of 2012. We anticipate continued strength in our vascular product line for the remainder of the year.
Second quarter and year-to-date 2014 sales from our EME product line benefited from strong growth in energy sales due to market and market share growth. Partially offsetting this growth was declines in sales to the military and environmental markets primarily due to the timing of orders from our customers.
QiG Sales
QiG revenue for the first two quarters of 2014 includes sales of neural interface technology, components and systems to the neuroscience and clinical markets and remained relatively consistent with the prior year.
Gross Profit
Changes to gross profit as a percentage of sales from the prior year were due to the following:

	Change From Prior Year
	Three Months	Six Months
Performance-based compensation(a)	0.7%	—%
Production efficiencies, volume and mix(b)	1.2%	1.5%
Price(c)	(1.3)%	(1.2)%
Total percentage point change to gross profit as a percentage of sales	0.6%	0.3%

(a)	Amount represents the change in performance-based compensation versus the prior year period and is recorded based upon the actual results achieved.

(b)
Our gross profit percentage benefited from production efficiencies gained at our manufacturing facilities as a result of our various lean and supply chain initiatives, as well as higher production volumes due to increased sales. Additionally, our gross profit percentage benefited from increased sales of higher margin products in comparison to the prior year.

(c)	Our gross profit percentage was negatively impacted by contractual price concessions to our larger OEM customers, which were given in exchange for long-term contracts and volume commitments.
Over the long-term, we expect to see gross margin improvements as we leverage our organic growth across our manufacturing footprint and realize the benefit of the various productivity improvement initiatives that are being implemented (See “Cost Savings and Consolidation Efforts” section of this Item). Additionally, we expect our gross margin to improve as more system and device level products are introduced, which typically earn a higher margin.

SG&A Expenses
Changes to SG&A expenses from the prior year were due to the following (in thousands):

	Change From Prior Year
	Three Months	Six Months
Selling and marketing(a)	$1,469	$2,450
Performance-based compensation(b)	(978)	(200)
Legal fees(c)	1,024	1,267
G&A personnel costs(d)	(1,426)	(2,157)
Other	(460)	(68)
Net increase (decrease) in SG&A	$(371)	$1,292

(a)
Amount represents the incremental SG&A expenses related to our strategic initiative to increase selling and marketing resources to drive core business growth and sustain a pipeline in order to achieve our 5% or better organic revenue growth performance goal.

(b)	Amount represents the change in performance-based compensation versus the prior year period and is recorded based upon the actual results achieved.

(c)	Amount represents the increase in legal costs compared to the prior year period and includes higher patent related costs, as well as other corporate initiatives.

(d)
Amount represents lower G&A personnel costs incurred during 2014 in comparison to the prior year and is primarily a result of our various consolidation initiatives including our operating unit realignment that occurred during the second half of 2013.

RD&E Expenses, Net
Net RD&E costs are comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	July 4, 2014	June 28, 2013	July 4, 2014	June 28, 2013
Research, development, and engineering costs	$15,075	$16,053	$30,534	$30,346
Less cost reimbursements	(2,282)	(1,956)	(4,210)	(5,169)
Total RD&E, net	$12,793	$14,097	$26,324	$25,177
Net RD&E for the 2014 second quarter decreased $1.3 million versus the comparable 2013 period and increased $1.1 million for the year-to-date period. The decrease for the second quarter was primarily attributable to lower DVT costs incurred in connection with the development of our SCS system. The remainder of the decrease results from an increase in customer cost reimbursements compared to the prior year of $0.3 million, due to the timing of achievement of milestones on various projects, as well as lower performance-based compensation. The increase for the year-to-date period was primarily attributed to a decrease in customer costs reimbursements compared to the prior year. Additionally, lower DVT costs were offset by higher costs incurred in connection with the development of our next generation cardiac products (i.e. batteries, capacitors, filtered feedthoughs).
In total, net medical device costs incurred by our QiG segment were $6.2 million for the second quarter 2014 ($12.1 million year-to-date), compared to $7.4 million for the respective 2013 period ($14.7 million year-to-date). Our lower expenses reflect a decrease in DVT costs incurred in connection with the development of our SCS system to treat chronic intractable pain of the trunk and/or limbs from $1.2 million for the 2013 second quarter ($3.0 million year-to-date) to $0.5 million for the 2014 second quarter ($1.2 million year-to-date). QiG’s medical device technology investment is primarily focused on successfully commercializing Algovita and selective opportunities that leverage the strengths of Greatbatch Medical to drive sustainable growth.

Other Operating Expenses, Net
Other operating expenses, net is comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	July 4, 2014	June 28, 2013	July 4, 2014	June 28, 2013
2014 investments in capacity and capabilities (a)	2,166	—	2,218	—
2013 operating unit realignment(a)	32	852	1,035	852
Orthopaedic facility optimization(a)	1,187	2,667	36	5,303
Medical device facility optimization(a)	—	125	11	230
ERP system upgrade (income) costs(a)	(10)	64	(82)	385
Acquisition and integration (income) costs(b)	47	71	(381)	182
Asset dispositions, severance and other(c)	839	43	1,210	108
Total other operating expenses, net	$4,261	$3,822	$4,047	$7,060

(a)
Refer to “Cost Savings and Consolidation Initiatives” section of this Item and Note 8 “Other Operating Expenses, Net” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for disclosures related to the timing and level of remaining expenditures for these initiatives.

(b)
During 2014 and 2013, we recognized (income) costs related to the integration of Micro Power Electronics, Inc. and NeuroNexus. These expenses (income) were primarily for retention bonuses, travel costs in connection with integration efforts, training, severance, and the change in fair value of the contingent consideration recorded in connection with the NeuroNexus acquisition. Refer to Note 13 “Fair Value Measurements” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for disclosures related to the change in fair value of the contingent consideration.

(c)
During 2014 and 2013, we recorded charges in connection with various asset disposals and write-downs. Additionally, during 2014 we recorded charges as a result of various tax planning initiatives in connection with our business reorganization to align our contract manufacturing operations, which is expected to produce tax savings over the long-term. Costs incurred primarily relate to consulting and IT development, and are expected to be completed during the second half of 2014.

Other operating expenses, net is expected to be approximately $12 million to $15 million for 2014.
Interest Expense
Interest expense for the second quarter and first six months of 2014 decreased $0.4 million and $6.3 million, respectively, in comparison to the prior year periods. This decrease was primarily due to the elimination of discount amortization expense in 2014 as a result of the repayment of our convertible subordinated notes during the first quarter of 2013. Additionally, interest expense was lower for the 2014 periods in comparison to 2013 due to lower outstanding debt balances, as well as lower interest rates paid on outstanding debt.
Other (Income) Expense, Net
Other (income) expense, net decreased $0.3 million and $1.3 million, respectively, for the 2014 second quarter and year-to-date periods in comparison to 2013. This year-to-date decrease is primarily due to $0.8 million of income realized on our cost and equity method investments during the first quarter of 2014. Other (income) expense, net also includes the impact of foreign currency exchange rate fluctuations on transactions denominated in foreign currencies. We generally do not expect foreign currency exchange rate fluctuations to have a material impact on our financial results.
Provision for Income Taxes
The 2014 second quarter GAAP effective tax rate was 31.9% compared to 35.0% for the same period of 2013. This decrease was primarily attributable to higher income in lower tax rate jurisdictions partially offset by a lower Federal R&D tax credit, which has not yet been extended for 2014. Including the impact of what the forecasted R&D tax credit would be for 2014 if enacted, the effective tax rate decreased to 29.7% for the second quarter of 2014 compared to 35.0% for the 2013 second quarter, primarily due to higher income in lower tax rate jurisdictions.
The higher GAAP effective tax rate of 32.2% for the first six months of 2014 in comparison to 30.2% for 2013 was primarily due to the R&D tax credit recognized in 2013 for fiscal year 2013 as well as the R&D tax credit recognized in the first quarter of 2013 relating to 2012 due to the enactment of that legislation, retroactive to the beginning of 2012, in that period. Including the impact of what the forecasted R&D tax credit would be for 2014 if enacted, and excluding the 2012 R&D tax credit recognized in 2013, the effective tax rate decreased to 30.2% for the first six months of 2014 compared to 37.0% for the comparable 2013 period, primarily due to higher income in lower tax rate jurisdictions.
We currently expect our 2014 annual GAAP and adjusted effective tax rate to be in the range of 32% to 34%. This current expected GAAP effective tax rate for 2014 does not include the benefit of the U.S. R&D tax credit. If reinstated, our 2014 GAAP effective tax rate is expected to be 30% to 32%. We expect there to be continued volatility of this effective tax rate due to several factors, including changes in the mix of pre-tax income and the jurisdictions to which it relates, changes in tax laws and foreign tax holidays, business reorganizations, settlements with taxing authorities and foreign currency fluctuations. We currently have various tax planning initiatives in place that are aimed at reducing our effective tax rate over the long-term.
Government Regulation
The Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act (collectively “Health Care Reform”) legislated broad-based changes to the U.S. healthcare system that could significantly impact our business operations and financial results, including higher or lower revenue, as well as higher employee medical costs and taxes. Health Care Reform imposes significant new taxes on medical device OEMs, which will result in a significant increase in the tax burden on our industry and which could have a material negative impact on our financial condition, results of operations and our cash flows. Other elements of Health Care Reform such as comparative effectiveness research, an independent payment advisory board, payment system reforms including shared savings pilots and other provisions could meaningfully change the way healthcare is developed and delivered, and may materially impact numerous aspects of our business, results of operations and financial condition. Many significant parts of Health Care Reform will be phased in over the next several years and require further guidance and clarification in the form of regulations. The medical device tax, which was effective in 2013, increased our cost of sales by $0.2 million and $0.4 million for the 2014 second quarter and year-to-date periods, respectively.
In the first quarter of 2014, we initiated a voluntary field corrective action for all Standard Offset Cup Impactors after an internal review determined that the sterilization recommendation in the Instructions For Use for the product did not meet requirements for sterility assurance, which has the potential to result in surgical infection. We have validated two sterilization parameters that meet acceptable sterility assurance levels and provided them to affected customers. We have informed the FDA and other government agencies of this action, which impacts all Standard Offset Cup Impactors manufactured and distributed from 2004 to 2013. Greatbatch has received 2 complaints possibly related to this issue, however no adverse events have been reported. Potential future product complaints or negative regulatory actions with this product or any of our products could harm our operating results or financial condition.
Liquidity and Capital Resources

	As of
(Dollars in thousands)	July 4, 2014	January 3, 2014
Cash and cash equivalents	$51,193	$35,465
Working capital	$232,594	$190,731
Current ratio	3.96	3.08
The increase in cash and cash equivalents from the end of 2013 was primarily due to a higher level of operating income, which generated $26.5 million in net cash provided by operating activities. This also contributed to the higher level of working capital and the increase in current ratio from the end of 2013. Of the $51.2 million of cash on hand as of July 4, 2014, $11.7 million is being held at our foreign subsidiaries and is considered permanently reinvested.
Credit Facility – We have a credit facility (the “Credit Facility”), which consists of a $300 million revolving line of credit (the “Revolving Credit Facility”), a $200 million term loan (the “Term Loan”), a $15 million letter of credit subfacility, and a $15 million swingline subfacility. The Revolving Credit Facility can be increased by $200 million upon our request and approval by the lenders. The Revolving Credit Facility has a maturity date of September 20, 2018, which may be extended to September 20, 2019 upon notice by us and subject to certain conditions. The principal of the Term Loan is payable in quarterly installments as specified in the Credit Facility until its maturity date of September 20, 2019 when the unpaid balance is due in full.
The Credit Facility is supported by a consortium of fifteen banks with no bank controlling more than 18% of the facility. As of July 4, 2014, each bank supporting 98% of the Credit Facility has an S&P credit rating of at least BBB or better, which is considered investment grade. The bank which supports the remaining 2% of the Credit Facility is not currently being rated.
The Credit Facility requires us to maintain a rolling four quarter ratio of adjusted EBITDA to interest expense of at least 3.0 to 1.0. For the twelve month period ended July 4, 2014, our ratio of adjusted EBITDA to interest expense, calculated in accordance with our credit agreement, was 28.5 to 1.0, well above the required limit. The Credit Facility also requires us to maintain a total leverage ratio of not greater than 4.5 to 1.0 and not greater than 4.25 to 1.00 after January 2, 2016. As of July 4, 2014, our total leverage ratio, calculated in accordance with our credit agreement, was 1.4 to 1.0, well below the required limit.

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
As of July 4, 2014, we had $300 million of borrowing capacity available under the Credit Facility. This amount may vary from period to period based upon our debt and EBITDA levels, which impacts the covenant calculations discussed above. We believe that our cash flow from operations and available borrowing capacity under the Credit Facility provide adequate liquidity to meet our short- and long- term funding needs.
Operating activities – Cash provided by operations for the first six months of 2014 were $26.5 million versus $8.6 million used in operations for the comparable 2013 period. This increase was primarily due to a higher level of operating income in 2014 as compared to 2013, as well as improved working capital management. Additionally, during the second quarter of 2013, the Company paid $11.5 million of estimated tax payments in connection with the retirement of our convertible subordinated notes.
Investing activities – Net cash used in investing activities for the first six months of 2014 were $9.8 million. This includes $12.0 million of cash used for the purchase of property, plant and equipment to support normal operations, partially offset by a $2.7 million contingent payment received in 2014 in connection with the sale of certain non-core Swiss orthopaedic product lines, which closed during the first quarter of 2013. Our current expectation is that capital spending for the full year of 2014 will be in the range of $25 million to $35 million, of which approximately half is discretionary in nature. We anticipate that cash on hand, cash flow from operations and available borrowing capacity under our Credit Facility will be sufficient to fund these capital expenditures.
As part of our growth strategy, we have and will continue to consider targeted and opportunistic acquisitions. On August 12, 2014, we purchased all of the outstanding common stock of Centro de Construcción de Cardioestimuladores del Uruguay(“CCC”), headquartered in Montevideo, Uruguay. The aggregate purchase price of $18.0 million, plus a working capital adjustment, was funded with cash on hand.
Financing activities – Net cash used in financing activities for the first six months of 2014 were $0.8 million compared to cash provided of $8.1 million in the comparable 2013 period. This cash outflow is the result of $5.0 million of principal payments on long-term debt and a net $1.1 million cash outflow from other financing activities. This activity was offset by $5.4 million of cash received from the exercise of stock options during the first six months of 2014.
Capital Structure – As of July 4, 2014, our capital structure consisted of $192.5 million of debt under our Term Loan and 24.9 million shares of common stock outstanding. Additionally, we had $51.2 million in cash and cash equivalents. If necessary, we currently have access to $300 million under our Revolving Credit Facility and are authorized to issue 100 million shares of common stock and 100 million shares of preferred stock. We believe that if needed we can access public markets to raise additional capital. We believe that our capital structure provides adequate funding to meet our growth objectives. We continuously evaluate our capital structure, including our Credit Facility, as it relates to our anticipated long-term funding needs. Changes to our capital structure may occur as a result of this analysis, or changes in market conditions.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements within the meaning of Item 303(a)(4) of Regulation S-K.
Impact of Recently Issued Accounting Standards
In the normal course of business, we evaluate all new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”), SEC, Emerging Issues Task Force (“EITF”), American Institute of Certified Public Accountants (“AICPA”) or other authoritative accounting body to determine the potential impact they may have on our Condensed Consolidated Financial Statements. Based upon this review, except as noted in Note 15 “Impact of Recently Issued Accounting Standards” of the Notes to the Condensed Consolidated Financial Statements in Item 1 of this report, we do not expect any of the recently issued accounting pronouncements, which have not already been adopted, to have a material impact on our Condensed Consolidated Financial Statements.
Contractual Obligations
A table of our contractual obligations as of January 3, 2014 was included in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended January 3, 2014. There have been no significant changes to our contractual obligations during the six months ended July 4, 2014.

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
Although it is not possible to create a comprehensive list of all factors that may cause actual results to differ from the results expressed or implied by our forward-looking statements or that may affect our future results, some of these factors include the following: our dependence upon a limited number of customers; customer ordering patterns; product obsolescence; our inability to market current or future products; pricing pressure from customers; our ability to timely and successfully implement cost reduction and plant consolidation initiatives; our reliance on third party suppliers for raw materials, products and subcomponents; fluctuating operating results; our inability to maintain high quality standards for our products; challenges to our intellectual property rights; product liability claims; product field actions or recalls; our inability to successfully consummate and integrate acquisitions and to realize synergies and to operate these acquired businesses in accordance with expectations; our unsuccessful expansion into new markets; our failure to develop new products including system and device products; our inability to obtain licenses to key technology; regulatory changes or consolidation in the healthcare industry; global economic factors including currency exchange rates and interest rates; the resolution of various legal actions brought against the Company; and other risks and uncertainties that arise from time to time as described in the Company’s Annual Report on Form 10-K and other periodic filings with the SEC.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency – We have foreign operations in France, Mexico and Switzerland, which expose the Company to foreign currency exchange rate fluctuations due to transactions denominated in Euros, Mexican pesos and Swiss francs, respectively. We continuously evaluate our foreign currency risk and will take action from time to time in order to best mitigate these risks, which includes the use of various derivative instruments such as forward currency exchange rate contracts. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency exposures would have had an impact of approximately $9.4 million on our annual sales. This amount is not indicative of the hypothetical net earnings impact due to partially offsetting impacts on cost of sales and operating expenses in those currencies. We estimate that foreign currency exchange rate fluctuations during the six months ended July 4, 2014 increased sales in comparison to the 2013 period by approximately $2.5 million.
In 2013, we entered into two forward contracts to purchase 8.4 million and 7.0 million Mexican pesos per month beginning in January 2014 through December 2014 at an exchange rate of $0.0767 and $0.0752 per peso, respectively. These contracts were entered into in order to hedge the risk of peso-denominated payments associated with a portion of the operations at our Tijuana, Mexico facility for 2014 and are being accounted for as cash flow hedges. As of July 4, 2014, these contracts had a negative fair value of $0.06 million. The amount recorded as a reduction of Cost of Sales during the six months ended July 4, 2014 and June 28, 2013 related to our forward contracts was $0.2 million and $0.6 million, respectively. No portion of the change in fair value of our foreign currency exchange rate contracts during the six months ended July 4, 2014 or June 28, 2013 was considered ineffective.
We translate all assets and liabilities of our foreign operations, where the U.S. dollar is not the functional currency, at the period-end exchange rate and translate sales and expenses at the average exchange rates in effect during the period. The net effect of these translation adjustments is recorded in the Condensed Consolidated Financial Statements as Comprehensive

Income. The translation adjustment for the first six months of 2014 was a gain of $0.8 million and for the first six months of 2013 a loss of $2.4 million. Translation adjustments are not adjusted for income taxes as they relate to permanent investments in our foreign subsidiaries. Net foreign currency transaction gains and losses included in Other (Income) Expense, Net amounted to a loss of $0.3 million and a gain of $0.6 million for the first six months of 2014 and 2013, respectively. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency net assets would have had an impact of approximately $9 million on our foreign net assets as of July 4, 2014.
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
As of July 4, 2014, we had $192.5 million outstanding under the Term Loan, of which $100 million is currently being hedged. See Note 5 “Debt” of the Notes to Condensed Consolidated Financial Statements in Item 1 of this report for additional information about our outstanding debt. A hypothetical one percentage point (100 basis points) change in the LIBOR rate on the $92.5 million of unhedged floating rate debt outstanding at July 4, 2014 would have an impact of approximately $0.9 million on our interest expense.
Item 4. CONTROLS AND PROCEDURES
a. Evaluation of Disclosure Controls and Procedures.
Our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the SEC as of July 4, 2014. These disclosure controls and procedures have been designed to provide reasonable assurance that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Based on their evaluation, as of July 4, 2014, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.
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
There are no new material legal proceedings that are required to be reported in the quarter ended July 4, 2014, and no material developments in the Company’s legal proceedings as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended January 3, 2014.

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

Dated:	August 12, 2014	GREATBATCH, INC.

		By	/s/ Thomas J. Hook
Thomas J. Hook
President and Chief Executive Officer (Principal Executive Officer)

		By	/s/ Michael Dinkins
Michael Dinkins
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

		By	/s/ Thomas J. Mazza
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