Form 10-Q
period 2014-10-03
GREATBATCH, INC.
filed 2014-11-12
CIK 1114483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2014
Commission File Number 1-16137
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒
The number of shares outstanding of the Company’s common stock, $0.001 par value per share, as of November 12, 2014 was: 24,995,025 shares.

Greatbatch, Inc.
Table of Contents for Form 10-Q
As of and for the Quarterly Period Ended October 3, 2014

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
GREATBATCH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS—Unaudited
(in thousands except share and per share data)

	As of
	October 3, 2014	January 3, 2014
Assets
Current assets:
Cash and cash equivalents	$61,582	$35,465
Accounts receivable, net of allowance for doubtful accounts of $1.6 million in 2014 and $2.0 million in 2013	121,615	113,679
Inventories	128,727	118,358
Refundable income taxes	—	2,306
Deferred income taxes	5,890	6,008
Prepaid expenses and other current assets	9,121	6,717
Total current assets	326,935	282,533
Property, plant and equipment, net	142,336	145,773
Amortizing intangible assets, net	68,763	76,122
Indefinite-lived intangible assets	20,288	20,288
Goodwill	354,583	346,656
Deferred income taxes	2,933	2,933
Other assets	15,449	16,398
Total assets	$931,287	$890,703
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$44,989	$46,508
Income taxes payable	2,559	—
Deferred income taxes	613	613
Accrued expenses	41,798	44,681
Total current liabilities	89,959	91,802
Long-term debt	190,000	197,500
Deferred income taxes	50,593	52,012
Other long-term liabilities	3,673	7,334
Total liabilities	334,225	348,648
Stockholders’ equity:
Preferred stock, $0.001 par value, authorized 100,000,000 shares; no shares issued or outstanding in 2014 or 2013	—	—
Common stock, $0.001 par value, authorized 100,000,000 shares; 24,958,994 shares issued and 24,942,689 shares outstanding in 2014; 24,459,153 shares issued and 24,422,555 shares outstanding in 2013	25	24
Additional paid-in capital	360,435	344,915
Treasury stock, at cost, 16,305 shares in 2014 and 36,598 shares in 2013	(720)	(1,232)
Retained earnings	225,272	183,990
Accumulated other comprehensive income	12,050	14,358
Total stockholders’ equity	597,062	542,055
Total liabilities and stockholders’ equity	$931,287	$890,703
The accompanying notes are an integral part of these condensed consolidated financial statements.

GREATBATCH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME — Unaudited
(in thousands except per share data)

	Three Months Ended		Nine Months Ended
	October 3, 2014	September 27, 2013	October 3, 2014	September 27, 2013
Sales	$171,699	$167,730	$518,061	$487,326
Cost of sales	113,581	111,853	343,877	325,398
Gross profit	58,118	55,877	174,184	161,928
Operating expenses:
Selling, general and administrative expenses	22,121	21,569	65,753	63,909
Research, development and engineering costs, net	13,638	13,806	39,962	38,983
Other operating expenses, net	6,176	3,500	10,223	10,560
Total operating expenses	41,935	38,875	115,938	113,452
Operating income	16,183	17,002	58,246	48,476
Interest expense	1,051	1,515	3,208	9,948
Other (income) expense, net	(3,768)	(57)	(4,055)	907
Income before provision for income taxes	18,900	15,544	59,093	37,621
Provision for income taxes	4,888	4,473	17,811	11,135
Net income	$14,012	$11,071	$41,282	$26,486
Earnings per share:
Basic	$0.56	$0.46	$1.67	$1.11
Diluted	$0.54	$0.44	$1.60	$1.06
Weighted average shares outstanding:
Basic	24,899	24,047	24,784	23,904
Diluted	25,923	25,188	25,850	25,017
Comprehensive Income
Net income	$14,012	$11,071	$41,282	$26,486
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(3,211)	3,579	(2,422)	1,147
Net change in cash flow hedges, net of tax	(49)	(403)	114	(365)
Defined benefit plan liability adjustment, net of tax	—	—	—	597
Other comprehensive income (loss)	(3,260)	3,176	(2,308)	1,379
Comprehensive income	$10,752	$14,247	$38,974	$27,865
The accompanying notes are an integral part of these condensed consolidated financial statements.

GREATBATCH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—Unaudited
(in thousands)

	Nine Months Ended
	October 3, 2014	September 27, 2013
Cash flows from operating activities:
Net income	$41,282	$26,486
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,943	26,658
Debt related amortization included in interest expense	580	6,171
Stock-based compensation	10,531	11,413
Other (gains) losses	(7,191)	184
Deferred income taxes	(3,000)	(31,197)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(8,460)	(9,901)
Inventories	(7,111)	(15,999)
Prepaid expenses and other current assets	(23)	1,010
Accounts payable	(1,311)	(7,220)
Accrued expenses	(3,627)	(1,732)
Income taxes payable	5,070	10,202
Net cash provided by operating activities	54,683	16,075
Cash flows from investing activities:
Acquisition of property, plant and equipment	(16,029)	(14,953)
Proceeds from sale of orthopaedic product lines (Note 9)	2,655	3,228
(Purchase of) proceeds from sale of cost and equity method investments	4,306	(1,928)
Acquisitions, net of cash acquired (Note 2)	(15,801)	—
Other investing activities	—	(194)
Net cash used in investing activities	(24,869)	(13,847)
Cash flows from financing activities:
Principal payments of long-term debt	(7,500)	(445,782)
Proceeds from issuance of long-term debt	—	425,000
Issuance of common stock	5,705	6,213
Payment of debt issuance costs	—	(2,697)
Other financing activities	(1,059)	(327)
Net cash used in financing activities	(2,854)	(17,593)
Effect of foreign currency exchange rates on cash and cash equivalents	(843)	54
Net increase (decrease) in cash and cash equivalents	26,117	(15,311)
Cash and cash equivalents, beginning of period	35,465	20,284
Cash and cash equivalents, end of period	$61,582	$4,973
The accompanying notes are an integral part of these condensed consolidated financial statements.

GREATBATCH, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY — Unaudited
(in thousands)

							Accumulated
			Additional	Treasury			Other	Total
	Common Stock		Paid-In	Stock		Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Equity
At January 3, 2014	24,459	$24	$344,915	(37)	$(1,232)	$183,990	$14,358	$542,055
Stock-based compensation	—	—	6,800	—	—	—	—	6,800
Net shares issued under stock incentive plans	500	1	8,594	(74)	(3,703)	—	—	4,892
Shares contributed to 401(k) Plan	—	—	126	95	4,215	—	—	4,341
Net income	—	—	—	—	—	41,282	—	41,282
Total other comprehensive loss	—	—	—	—	—	—	(2,308)	(2,308)
At October 3, 2014	24,959	$25	$360,435	(16)	$(720)	$225,272	$12,050	$597,062
The accompanying notes are an integral part of these condensed consolidated financial statements.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

1.	BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information (Accounting Standards Codification (“ASC”) 270, Interim Reporting) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a full presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of Greatbatch, Inc. and its wholly-owned subsidiary, Greatbatch Ltd. (collectively “Greatbatch” or the “Company”), for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ materially from these estimates. The January 3, 2014 condensed consolidated balance sheet data was derived from audited consolidated financial statements but does not include all disclosures required by GAAP. For further information, refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended January 3, 2014. The Company utilizes a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31st. The third quarter and year-to-date periods of 2014 and 2013 each contained 13 weeks and 39 weeks, respectively, and ended on October 3, and September 27, respectively.

2.	ACQUISITION

On August 12, 2014 the Company purchased all of the outstanding common stock of Centro de Construcción de Cardioestimuladores del Uruguay (“CCC”), headquartered in Montevideo, Uruguay. CCC is an active implantable neuromodulation medical device systems developer and manufacturer that produces a range of medical devices including implantable pulse generators, programmer systems, battery chargers, patient wands and leads. This acquisition allows the Company to more broadly partner with medical device companies, complements the Company’s core discrete technology offerings and enhances the Company’s medical device innovation efforts.

This transaction was accounted for under the acquisition method of accounting. Accordingly, the operating results of CCC have been included in the Company’s QiG segment from the date of acquisition. For the three and nine months ended October 3, 2014, CCC added approximately $1.6 million to the Company’s revenue and increased the Company’s net income by $0.4 million. The aggregate purchase price of $19.6 million was funded with cash on hand.

The cost of the acquisition was preliminarily allocated to the assets acquired and liabilities assumed from CCC based on their fair values as of the closing date of the acquisition, with the amount exceeding the fair value of the net assets acquired being recorded as goodwill. The value assigned to certain assets and liabilities are preliminary and are subject to adjustment as additional information is obtained, including, but not limited to, the finalization of: the intangible asset valuation; net assets acquired; the working capital adjustment as defined in the purchase agreement; and pre-acquisition tax positions. The valuation is expected to be finalized in 2015. When the valuation is finalized, any changes to the preliminary valuation of assets acquired or liabilities assumed may result in material adjustments to the fair value of the intangible assets acquired, as well as goodwill.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

The following table summarizes the preliminary allocation of the CCC purchase price to the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Assets acquired
Current assets	$9,519
Property, plant and equipment	1,106
Amortizing intangible assets	6,100
Goodwill	8,321
Total assets acquired	25,046
Liabilities assumed
Current liabilities	3,874
Deferred income taxes	1,590
Total liabilities assumed	5,464
Net assets acquired	$19,582

The preliminary fair values of the assets acquired were determined using one of three valuation approaches: market, income or cost. The selection of a particular method for a given asset depended on the reliability of available data and the nature of the asset, among other considerations.

The market approach estimates the value for a subject asset based on available market pricing for comparable assets. The income approach estimates the value for a subject asset based on the present value of cash flows projected to be generated by the asset. The projected cash flows were discounted at a required rate of return that reflects the relative risk of the asset and the time value of money. The projected cash flows for each asset considered multiple factors from the perspective of a marketplace participant including revenue projections from existing customers, attrition trends, technology life-cycle assumptions, marginal tax rates and expected profit margins giving consideration to historical and expected margins. The cost approach estimates the value for a subject asset based on the cost to replace the asset and reflects the estimated reproduction or replacement cost for the asset, less an allowance for loss in value due to depreciation or obsolescence, with specific consideration given to economic obsolescence if indicated. These fair value measurement approaches are based on significant unobservable inputs, including management estimates and assumptions.

Current assets and liabilities - The fair value of current assets and liabilities, excluding inventory, was assumed to approximate their carrying value as of the acquisition date due to the short-term nature of these assets and liabilities.

The fair value of in-process and finished goods inventory acquired was estimated by applying a version of the market approach called the comparable sales method. This approach estimates the fair value of the assets by calculating the potential revenue generated from selling the inventory and subtracting from it the costs related to the completion and sale of that inventory and a reasonable profit allowance. Based upon this methodology, the Company recorded the inventory acquired at fair value resulting in an increase in inventory of $0.3 million.

Intangible assets - The purchase price was allocated to intangible assets as follows (dollars in thousands):

Amortizing Intangible Assets	Fair Value Assigned	Weighted Average Amortization Period (Years)	Weighted Average Discount Rate

Technology	$1,400	10	18%
Customer lists	4,600	10	18%
Trademarks and tradenames	100	2	18%
	6,100

Technology - Technology consists of technical processes, unpatented technology, manufacturing know-how, trade secrets and the understanding with respect to products or processes that have been developed by CCC and that will be

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

leveraged in current and future products. The fair value of technology acquired was determined utilizing the relief from royalty method, a form of the income approach, with a royalty rate of 3%. The weighted average amortization period of the technology is based upon management’s estimate of the product life cycle associated with technology and patents before they will be replaced by new technologies.

Customer lists - Customer lists represent the estimated fair value of non-contractual customer relationships CCC has as of the acquisition date. The primary customers of CCC include medical device companies in various geographic locations around the world. These relationships were valued separately from goodwill at the amount that an independent third party would be willing to pay for these relationships. The fair value of customer lists was determined using the multi-period excess-earnings method, a form of the income approach. The weighted average amortization period of the existing customer base was based upon the historical customer annual attrition rate of 15%, as well as management’s understanding of the industry and product life cycles.

Trademarks and tradenames – Trademarks and tradenames represent the estimated fair value of corporate and product names acquired from CCC. These tradenames were valued separately from goodwill at the amount that an independent third party would be willing to pay for use of these names. The fair value of the trademarks and tradenames was determined by utilizing the relief from royalty method, a form of the income approach, with a 0.5% royalty rate.

Goodwill - The excess of the purchase price over the fair value of net tangible and intangible assets acquired and liabilities assumed was allocated to goodwill. Various factors contributed to the establishment of goodwill, including: the value of CCC's highly trained assembled work force and management team; the incremental value that CCC’s technology will bring to QiG's medical devices; and the expected revenue growth over time that is attributable to increased market penetration from future products and customers for Greatbatch Medical. The goodwill acquired in connection with the CCC acquisition was allocated to the QiG business segment and is not deductible for tax purposes.

Pro Forma Results (Unaudited)
The following unaudited pro forma information presents the consolidated results of operations of the Company and CCC as if that acquisition occurred as of the beginning of fiscal year 2013 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 3, 2014	September 27, 2013	October 3, 2014	September 27, 2013

Sales	$173,413	$171,158	$526,631	$497,610
Net income	14,219	11,407	42,165	27,495
Earnings per share:
Basic	$0.57	$0.47	1.70	1.15
Diluted	$0.55	$0.45	1.63	1.10

The results prior to the acquisition date have been adjusted to include the pro forma impact of the amortization of acquired intangible assets based on the purchase price allocations and the impact of income taxes on the pro forma adjustments utilizing the applicable statutory tax rate. The unaudited pro forma consolidated basic and diluted earnings per share calculations are based on the consolidated basic and diluted weighted average shares of Greatbatch.

The unaudited pro forma results are presented for illustrative purposes only and do not reflect the realization of potential cost savings or any related integration costs. Certain cost savings may result from the acquisition; however, there can be no assurance that these cost savings will be achieved. These pro forma results do not purport to be indicative of the results that would have been obtained in the periods presented, or to be indicative of results that may be obtained in the future.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

3.	SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended
(in thousands)	October 3, 2014	September 27, 2013
Noncash investing and financing activities:
Common stock contributed to 401(k) Plan	$4,341	$2,477
Property, plant and equipment purchases included in accounts payable	2,618	711
Cash paid during the period for:
Interest	$2,736	$4,388
Income taxes	11,791	31,755
Acquisition of noncash assets	$21,282	$—
Liabilities assumed	5,464	—

4.	INVENTORIES
Inventories are comprised of the following (in thousands):

	As of
	October 3, 2014	January 3, 2014
Raw materials	$74,718	$67,939
Work-in-process	39,604	36,670
Finished goods	14,405	13,749
Total	$128,727	$118,358

5.	INTANGIBLE ASSETS
Amortizing intangible assets are comprised of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount
At October 3, 2014
Technology and patents	$95,776	$(74,287)	$1,966	$23,455
Customer lists	72,857	(29,705)	1,374	44,526
Other	4,534	(4,555)	803	782
Total amortizing intangible assets	$173,167	$(108,547)	$4,143	$68,763
At January 3, 2014
Technology and patents	$97,376	$(69,026)	$1,980	$30,330
Customer lists	68,257	(24,671)	1,367	44,953
Other	4,434	(4,399)	804	839
Total amortizing intangible assets	$170,067	$(98,096)	$4,151	$76,122
Aggregate intangible asset amortization expense is comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	October 3, 2014	September 27, 2013	October 3, 2014	September 27, 2013
Cost of sales	$1,567	$1,668	$4,696	$5,207
Selling, general and administrative expenses	1,756	1,446	5,190	4,343
Research, development and engineering costs, net	164	137	565	409
Total intangible asset amortization expense	$3,487	$3,251	$10,451	$9,959

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

Estimated future intangible asset amortization expense based on the current carrying value is as follows (in thousands):

Estimated Amortization Expense
Remainder of 2014	$3,426
2015	12,988
2016	10,676
2017	9,520
2018	7,232
Thereafter	24,921
Total estimated amortization expense	$68,763
As of January 3, 2014, the Company had recorded within Other Long-Term Liabilities $4 million of contingent liabilities incurred in connection with technology purchases made in previous years. During the third quarter of 2014, the Company reversed $3 million of these contingent liabilities as a result of certain performance targets not being achieved, which reduced the technology asset recorded at the time of the asset acquisition.
Indefinite-lived intangible assets are comprised of the following (in thousands):

Trademarks and Tradenames
At January 3, 2014	$20,288
At October 3, 2014	$20,288
The change in goodwill is as follows (in thousands):

	Greatbatch Medical	QiG	Total
At January 3, 2014	$304,856	$41,800	$346,656
Goodwill acquired	—	8,321	8,321
Foreign currency translation	(394)	—	(394)
At October 3, 2014	$304,462	$50,121	$354,583

6.	DEBT
Long-term debt is comprised of the following (in thousands):

	As of
	October 3, 2014	January 3, 2014
Revolving line of credit	$—	$—
Variable rate term loan	190,000	197,500
Total long-term debt	$190,000	$197,500
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
The Credit Facility is secured by the Company’s non-realty assets including cash, accounts receivable and inventories. Interest rates on the Revolving Credit Facility and Term Loan are, at the Company’s option either at: (i) the prime rate plus the applicable margin, which ranges between 0.0% and 0.75%, based on the Company’s total leverage ratio or (ii) the LIBOR rate plus the applicable margin, which ranges between 1.375% and 2.75%, based on the Company’s

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

total leverage ratio. Loans under the swingline subfacility will bear interest at the prime rate plus the applicable margin, which ranges between 0.0% and 0.75%, based on the Company’s total leverage ratio. The Company is also required to pay a commitment fee, which varies between 0.175% and 0.25% depending on the Company’s total leverage ratio.
The Credit Facility contains limitations on the incurrence of indebtedness, liens and licensing of intellectual property, investments and certain payments. The Credit Facility permits the Company to engage in the following activities up to an aggregate amount of $300 million: 1) permitted acquisitions in the aggregate not to exceed $250 million; 2) other investments in the aggregate not to exceed $100 million; 3) stock repurchases and dividends not to exceed $150 million in the aggregate; and 4) investments in foreign subsidiaries not to exceed $20 million in the aggregate. At any time that the total leverage ratio of the Company for the two most recently ended fiscal quarters is less than 2.75 to 1.0, the Company may make an election to reset each of the amounts specified above. Additionally, these limitations can be waived upon the Company’s request and approval of a majority of the lenders. As of October 3, 2014, the Company had available to it 100% of the above limits except for the aggregate limit and acquisitions limit which are now $280 million and $230 million, respectively.

The Credit Facility requires the Company to maintain a rolling four quarter ratio of adjusted EBITDA to interest expense of at least 3.0 to 1.0, and a total leverage ratio of not greater than 4.5 to 1.0 decreasing to not greater than 4.25 to 1.0 after January 2, 2016. The calculation of adjusted EBITDA and total leverage ratio excludes non-cash charges, extraordinary, unusual, or non-recurring expenses or losses, non-cash stock-based compensation, and non-recurring expenses or charges incurred in connection with permitted acquisitions. As of October 3, 2014, the Company was in compliance with all covenants under the Credit Facility.
The Credit Facility contains customary events of default. Upon the occurrence and during the continuance of an event of default, a majority of the lenders may declare the outstanding advances and all other obligations under the Credit Facility immediately due and payable.
As of October 3, 2014, the weighted average interest rate on borrowings under the Credit Facility, which does not take into account the impact of the Company’s interest rate swap, was 1.56%. As of October 3, 2014, the Company had $300 million of borrowing capacity available under the Revolving Credit Facility. This borrowing capacity may vary from period to period based upon the debt and EBITDA levels of the Company, which impacts the covenant calculations described above.
Interest Rate Swap – From time to time, the Company enters into interest rate swap agreements in order to hedge against potential changes in cash flows on the outstanding borrowings on the Credit Facility. The variable rate received on the interest rate swaps and the variable rate paid on the debt have the same rate of interest, excluding the credit spread, and resets and pays interest on the same date. During 2012, the Company entered into a three-year $150 million interest rate swap, which amortizes $50 million per year. This swap was entered into in order to hedge against potential changes in cash flows on the outstanding Credit Facility borrowings, which are also indexed to the one-month LIBOR rate. This swap is being accounted for as a cash flow hedge. Information regarding the Company’s outstanding interest rate swap as of October 3, 2014 is as follows (dollars in thousands):

Instrument	Type of Hedge	Notional Amount	Start Date	End Date	Pay Fixed Rate	Current Receive Floating Rate	Fair Value October 3, 2014	Balance Sheet Location
Interest rate swap	Cash flow	$100,000	Feb-13	Feb-16	0.573%	0.154%	$(191)	Other Long-Term Liabilities
The estimated fair value of the interest rate swap agreement represents the amount the Company expects to receive (pay) to terminate the contract. No portion of the change in fair value of the Company’s interest rate swap during the nine months ended October 3, 2014 and September 27, 2013 was considered ineffective. The amount recorded as Interest Expense during the nine months ended October 3, 2014 and September 27, 2013 related to the Company’s interest rate swap was $0.3 million.
Subsequent Event - On November 3, 2014, the Company entered into an additional interest rate swap in order to hedge against potential changes in cash flows on the outstanding borrowings under the Credit Facility. The first $45 million of notional amount of the swap is effective February 20, 2015 and the second $45 million of notional amount is effective February 22, 2016. The notional amount of the swap amortizes $10 million per year beginning on February 21, 2017 with the remaining settled on the termination date of the swap agreement on September 20, 2019.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

Under the terms of the swap agreement the Company will pay a fixed interest rate of 1.921% and receive a floating interest rate equal to the one-month LIBOR rate. The variable rate received on the interest rate swaps and the variable rate paid on the Credit Facility will have the same rate of interest, excluding the credit spread, and will reset and pay interest on the same date. The swap will be accounted for as a cash flow hedge.
The expected future minimum principal payments under the Term Loan as of October 3, 2014 are as follows (in thousands):

Remainder of 2014	$2,500
2015	11,250
2016	16,250
2017	20,000
2018	20,000
Thereafter	120,000
Total	$190,000
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
The contractual interest and discount amortization for CSN were as follows (in thousands):

	Three Months ended		Nine Months Ended
	October 3, 2014	September 27, 2013	October 3, 2014	September 27, 2013
Contractual interest	$—	$—	$—	$634
Discount amortization	—	—	—	5,368
Deferred Financing Fees - The change in deferred financing fees is as follows (in thousands):

At January 3, 2014	$3,860
Amortization during the period	(580)
At October 3, 2014	$3,280

7.	DEFINED BENEFIT PLANS
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
During 2012, the Company transferred most major functions performed at its facilities in Switzerland into other existing facilities. As a result, the Company curtailed its defined benefit plan provided to employees at those Swiss facilities and recognized a curtailment gain during 2013. In accordance with ASC 715, this gain was recognized in Other Operating Expenses, Net as the related employees were terminated. Refer to Note 9 "Other Operating Expenses, Net" for further information.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

The change in net defined benefit plan liability is as follows (in thousands):

At January 3, 2014	$1,691
Net defined benefit cost	229
Benefit payments	(96)
Foreign currency translation	(153)
At October 3, 2014	$1,671
Net defined benefit cost (income) is comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	October 3, 2014	September 27, 2013	October 3, 2014	September 27, 2013
Service cost	$51	$76	$155	$227
Interest cost	18	41	57	144
Curtailment gain (Other Operating Expenses, Net)	—	—	—	(1,150)
Amortization of net loss	6	—	17	—
Net defined benefit (income) cost	$75	$117	$229	$(779)

8.	STOCK-BASED COMPENSATION
The components and classification of stock-based compensation expense were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 3, 2014	September 27, 2013	October 3, 2014	September 27, 2013
Stock options	$595	$1,374	$1,811	$2,784
Restricted stock and units	1,850	2,013	5,008	4,958
401(k) Plan stock contribution	1,357	679	3,712	3,671
Total stock-based compensation expense	$3,802	$4,066	$10,531	$11,413

Cost of sales	$1,129	$1,117	$3,187	$3,246
Selling, general and administrative expenses	1,951	1,598	5,872	6,052
Research, development and engineering costs, net	429	215	1,179	979
Modification expense – Other Operating Expenses, Net (Note 9)	293	1,136	293	1,136
Total stock-based compensation expense	$3,802	$4,066	$10,531	$11,413
The weighted average fair value and assumptions used to value options granted are as follows:

	Nine Months Ended
	October 3, 2014	September 27, 2013
Weighted average fair value	$16.43	$8.38
Risk-free interest rate	1.73%	0.73%
Expected volatility	39%	39%
Expected life (in years)	5	5
Expected dividend yield	—%	—%

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

The following table summarizes time-vested stock option activity:

	Number of Time-Vested Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In Millions)
Outstanding at January 3, 2014	1,616,409	$22.92
Granted	183,571	43.84
Exercised	(191,501)	22.94
Forfeited or expired	(33,279)	27.82
Outstanding at October 3, 2014	1,575,200	25.26	6.3	$28.9
Exercisable at October 3, 2014	1,159,129	23.09	5.5	$23.7
The following table summarizes performance-vested stock option activity:

	Number of Performance- Vested Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In Millions)
Outstanding at January 3, 2014	177,261	$23.27
Exercised	(56,243)	23.34
Outstanding at October 3, 2014	121,018	23.25	3.2	$2.5
Exercisable at October 3, 2014	121,018	23.25	3.2	$2.5
The following table summarizes time-vested restricted stock and restricted stock unit activity:

	Time-Vested Activity	Weighted Average Fair Value
Nonvested at January 3, 2014	67,575	$26.37
Granted	63,817	44.78
Vested	(14,118)	43.80
Forfeited	(7,073)	33.79
Nonvested at October 3, 2014	110,201	34.32
The following table summarizes performance-vested restricted stock and restricted stock unit activity:

	Performance- Vested Activity	Weighted Average Fair Value
Nonvested at January 3, 2014	779,678	$16.41
Granted	186,825	31.33
Vested	(221,470)	18.51
Forfeited	(28,870)	18.42
Nonvested at October 3, 2014	716,163	19.57

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

9.	OTHER OPERATING EXPENSES, NET
Other Operating Expenses, Net is comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	October 3, 2014	September 27, 2013	October 3, 2014	September 27, 2013
2014 investments in capacity and capabilities	$2,787	$—	$5,005	$—
2013 operating unit realignment	(31)	2,214	1,004	3,066
Orthopaedic facility optimization costs	996	1,420	1,032	6,723
Medical device facility optimization	—	52	11	282
ERP system upgrade (income) costs	—	(121)	(82)	264
Acquisition and integration (income) costs	133	(522)	(248)	(340)
Asset dispositions, severance and other	2,291	457	3,501	565
	$6,176	$3,500	$10,223	$10,560
2014 investments in capacity and capabilities. In 2014, the Company announced several initiatives to invest in capacity and capabilities and to better align its resources to meet its customers' needs and drive organic growth and profitability. These included the following:

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

•
Establishing a commercial operations hub at the Company's global headquarters in Frisco, Texas. This initiative will build upon the investment the Company has made in its global sales and marketing function and is expected to be completed during the first half of 2015.

The total capital investment expected for these initiatives is between $25.0 million and $27.0 million, of which $1.4 million has been expended to date. Total restructuring charges expected to be incurred in connection with this realignment are between $29.0 million and $34.0 million, of which $5.0 million has been incurred to date. Expenses related to this initiative are recorded within the applicable segment and corporate cost centers that the expenditures relate to and include the following:
•Severance and retention: $7.0 million - $9.0 million;
•Accelerated depreciation and asset write-offs: $2.0 million - $3.0 million; and
•Other: $20.0 million - $22.0 million
Other costs primarily consist of costs to relocate certain equipment and other personnel, duplicate personnel costs, disposal and travel expenditures. All expenses are cash expenditures, except accelerated depreciation and asset write-offs.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

The change in accrued liabilities related to the 2014 investments in capacity and capabilities is as follows (in thousands):

	Severance and Retention	Accelerated Depreciation/Asset Write-offs	Other	Total
At January 3, 2014	$—	$—	$—	$—
Restructuring charges	1,445	33	3,527	5,005
Write-offs	—	(33)	—	(33)
Cash payments	(434)	—	(2,838)	(3,272)
At October 3, 2014	$1,011	$—	$689	$1,700
2013 operating unit realignment. In June 2013, the Company initiated a plan to realign its operating structure in order to optimize its continued focus on profitable growth. As part of this initiative, the sales and marketing and operations groups of its former Implantable Medical and Electrochem Solutions (“Electrochem”) reportable segments were combined into one sales and marketing group and one operations group each serving the entire Company. This initiative is expected to be completed by the end of 2014. Total restructuring charges expected to be incurred in connection with this realignment are between $6.6 million and $7.0 million, of which $6.6 million has been incurred to date. Expenses related to this initiative are recorded within the applicable segment and corporate cost centers that the expenditures relate to and include the following:

•	Severance and retention: $5.0 million – $5.2 million; and

•	Other: $1.6 million – $1.8 million.
Other costs primarily consist of relocation and travel expenditures.

The change in accrued liabilities related to the 2013 operating unit realignment is as follows (in thousands):

	Severance and Retention	Other	Total
At January 3, 2014	$465	$746	$1,211
Restructuring charges	849	155	1,004
Cash payments	(1,314)	(901)	(2,215)
At October 3, 2014	$—	$—	$—
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
During 2012, the Company transferred manufacturing and development operations performed at its facilities in Orvin and Corgemont, Switzerland into existing facilities in Fort Wayne, IN and Tijuana, Mexico. In connection with this consolidation, in 2012, the Company entered into an agreement to sell assets related to certain non-core Swiss orthopaedic product lines to an independent third party including inventory, machinery, equipment, customer lists and technology related to these product lines. This transaction closed during the first quarter of 2013. The Company received payments totaling $4.7 million in 2013 in connection with this transaction and the third party assumed $2.4 million of severance liabilities. During the first half of 2014, the Company recognized a gain and received an additional contingent payment of $2.7 million from the third party in connection with the achievement of certain milestones defined in the sales agreement. In addition, during the first quarter of 2013, the Company recognized a pension curtailment gain in connection with this consolidation. Refer to Note 7 “Defined Benefit Plans” for further information. These gains were recognized in Other Operating Expenses, Net in the Condensed Consolidated Statements of Operations.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

During 2013, the Company initiated a project to expand its Chaumont, France facility in order to enhance its capabilities and fulfill larger volume customer supply agreements. This initiative is expected to be completed over the next three years.
The total capital investment expected for these initiatives is between $30 million and $35 million, of which $23.7 million has been expended to date. Total expense expected to be incurred for these initiatives is between $43 million and $48 million, of which $42.0 million has been incurred to date. All expenses are recorded within the Greatbatch Medical segment and are expected to include the following:

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
All expenses are cash expenditures, except accelerated depreciation and asset write-offs. The change in accrued liabilities related to the orthopaedic facility optimization is as follows (in thousands):

	Severance and Retention	Accelerated Depreciation/Asset Write-offs	Other	Total
At January 3, 2014	$—	$—	$857	$857
Restructuring charges (income)	—	(2,655)	3,687	1,032
Cash (payments) receipts	—	2,655	(4,004)	(1,349)
At October 3, 2014	$—	$—	$540	$540
Medical device facility optimization. Near the end of 2011, the Company initiated plans to upgrade and expand its manufacturing infrastructure in order to support its medical device strategy. This includes the transfer of certain product lines to create additional capacity for the manufacture of medical devices, expansion of two existing facilities, as well as the purchase of equipment to enable the production of medical devices. These initiatives are expected to be completed over the next three months. Total capital investment under these initiatives is expected to be between $12.5 million and $13 million, of which approximately $12.5 million has been expended to date. Total expenses expected to be incurred on these projects is between $1.8 million and $2.0 million, of which $1.8 million has been incurred to date. All expenses are recorded within the Greatbatch Medical segment and are expected to include the following:

•	Production inefficiencies, moving and revalidation: $0.7 million;

•	Personnel: $0.6 million; and

•	Other: approximately $0.5 million - $0.7 million.
The change in accrued liabilities related to the medical device facility optimization is as follows (in thousands):

	Production Inefficiencies, Moving and Revalidation	Personnel	Other	Total
At January 3, 2014	$—	$—	$—	$—
Restructuring charges	—	1	10	11
Cash payments	—	(1)	(10)	(11)
At October 3, 2014	$—	$—	$—	$—

ERP system upgrade (income) costs. In 2011, the Company initiated plans to upgrade its existing global ERP system. This initiative was completed during the first half of 2014. Total capital investment expended under this initiative was $4.0 million. Total expenses incurred on this initiative were $5.8 million. Expenses related to this initiative were recorded within the applicable segment and corporate cost centers that the expenditures related to and included the following:

•	Training and consulting costs: $3.3 million; and

•	Accelerated depreciation and asset write-offs: $2.5 million.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

The change in accrued liabilities related to the ERP system upgrade is as follows (in thousands):

	Training & Consulting Costs	Accelerated Depreciation/Asset Write-offs	Total
At January 3, 2014	$—	$—	$—
Restructuring income	(82)	—	(82)
Cash receipts	82	—	82
At October 3, 2014	$—	$—	$—
Acquisition and integration (income) costs. During 2014 and 2013, the Company incurred cost (income) related to the integration of Micro Power Electronics, Inc., NeuroNexus Technologies, Inc., and CCC, which were acquired in December 2011, February 2012, and August 2014, respectively. These expenses were primarily for retention bonuses, travel costs in connection with integration efforts, training, severance, and the change in fair value of the contingent consideration recorded in connection with these acquisitions. Refer to Note 14 “Fair Value Measurements” for discussion on changes in fair value of the contingent consideration, which resulted in net gains being recognized in Other Operating Expenses, Net in the Condensed Consolidated Statements of Operations.
Asset dispositions, severance and other. During 2014 and 2013, the Company recorded charges in connection with various asset disposals and write downs. During the third quarter of 2014, the Company also incurred $0.8 million of expense related to the separation of the Company's Senior Vice President, Human Resources. Additionally, during the first three quarters of 2014, the Company recorded charges in connection with its business reorganization to align its contract manufacturing operations, which is expected to produce tax savings over the long-term. Costs incurred primarily relate to consulting and IT development, and are expected to be completed by the end of 2014.

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
As of October 3, 2014, the balance of unrecognized tax benefits is approximately $1.6 million. It is reasonably possible that a reduction of up to $0.6 million of the balance of unrecognized tax benefits may occur within the next twelve months as a result of potential audit settlements. Approximately $1.5 million of the balance of unrecognized tax benefits would favorably impact the effective tax rate, net of federal benefit on state issues, if recognized.

11.	COMMITMENTS AND CONTINGENCIES
Litigation – On December 21, 2012, the Company and several other unaffiliated parties were named as defendants in a personal injury and wrongful death action filed in the 113th Judicial District Court of Harris County, Texas. The complaint seeks damages alleging marketing and product defects and failure to warn, negligence and gross negligence relating to a product the Company manufactured and sold to a customer, one of the other named defendants. The Company's customer, in turn, incorporated the Greatbatch product into its own product which it sold to its customer, another named defendant. This matter is currently scheduled for trial during the first quarter of 2015.
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

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

there can be no assurance that any pending legal action, which the Company currently believes to be immaterial, does not become material in the future.
Product Warranties– The Company generally warrants that its products will meet customer specifications and will be free from defects in materials and workmanship. The change in aggregate product warranty liability is as follows (in thousands):

At January 3, 2014	$1,819
Increase to warranty reserve	680
Warranty claims paid	(1,934)
At October 3, 2014	$565
Purchase Commitments – Contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. The Company’s purchase orders are normally based on its current manufacturing needs and are fulfilled by its vendors within short time horizons. The Company also enters into blanket orders with vendors that have preferred pricing and terms, however these orders are normally cancelable without penalty. As of October 3, 2014, the total contractual obligation related to such expenditures is approximately $31.7 million and will primarily be funded by existing cash and cash equivalents, cash flow from operations, or borrowings under the Credit Facility. The Company also enters into contracts for outsourced services; however, the obligations under these contracts were not significant and the contracts generally contain clauses allowing for cancellation without significant penalty.
Workers’ Compensation Trust - The Company was a member of a group self-insurance trust that provided workers’ compensation benefits to its Western New York employees (the “Trust”). Under the Trust agreement, each participating organization has joint and several liability for Trust obligations if the assets of the Trust are not sufficient to cover those obligations. During 2011, the Company was notified by the Trust of its intention to cease operations at the end of 2011, and was assessed a pro-rata share of future costs related to the Trust. Based on actual experience, the Company could receive a refund or be assessed additional contributions for workers’ compensation claims insured by the Trust. Since 2011, the Company has utilized a traditional insurance provider for workers’ compensation coverage.

Operating Leases – The Company is a party to various operating lease agreements for buildings, equipment and software. Estimated future operating lease expense is as follows (in thousands):

Remainder of 2014	$1,285
2015	5,635
2016	5,036
2017	2,548
2018	2,099
Thereafter	6,352
Total estimated operating lease expense	$22,955
Foreign Currency Contracts – The Company enters into forward contracts to purchase Mexican pesos in order to hedge the risk of peso-denominated payments associated with the operations at its Tijuana, Mexico facility. The impact to the Company’s results of operations from these forward contracts was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 3, 2014	September 27, 2013	October 3, 2014	September 27, 2013
Reduction in cost of sales	$(48)	$(346)	$(204)	$(908)
Ineffective portion of change in fair value	—	—	—	—

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

Instrument	Type of Hedge	Aggregate Notional Amount	Start Date	End Date	$/Peso	Fair Value	Balance Sheet Location
FX Contract	Cash flow	$1,927	Jan-14	Dec-14	0.0767	$(72)	Accrued expenses
FX Contract	Cash flow	$1,580	Jan-14	Dec-14	0.0752	$(30)	Accrued expenses
Self-Insured Medical Plan – The Company self-funds the medical insurance coverage provided to its U.S. based employees. The risk to the Company is being limited through the use of stop loss insurance, which has specific stop loss coverage per associate for claims in the year exceeding $225 thousand per associate with no annual maximum aggregate stop loss coverage. As of October 3, 2014, the Company had $1.8 million accrued related to the self-insurance portion of its medical plan, which is recorded in Accrued Expenses in the Condensed Consolidated Balance Sheet, and is primarily based upon claim history.

12.	EARNINGS PER SHARE (“EPS”)
The following table illustrates the calculation of Basic and Diluted EPS (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 3, 2014	September 27, 2013	October 3, 2014	September 27, 2013
Numerator for basic and diluted EPS:
Net income	$14,012	$11,071	$41,282	$26,486
Denominator for basic EPS:
Weighted average shares outstanding	24,899	24,047	24,784	23,904
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units	1,024	1,141	1,066	1,113
Denominator for diluted EPS	25,923	25,188	25,850	25,017
Basic EPS	$0.56	$0.46	$1.67	$1.11
Diluted EPS	$0.54	$0.44	$1.60	$1.06
The diluted weighted average share calculations do not include the following securities, which are not dilutive to the EPS calculations or the performance criteria have not been met:

	Three Months Ended		Nine Months Ended
	October 3, 2014	September 27, 2013	October 3, 2014	September 27, 2013
Time-vested stock options, restricted stock and restricted stock units	163,000	43,000	177,000	59,000
Performance-vested restricted stock units	4,400	27,000	3,600	26,000
For the 2013 periods, no shares related to CSN were included in the diluted EPS calculations as the average share price of the Company’s common stock for that period did not exceed CSN’s conversion price per share.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

13.	ACCUMULATED OTHER COMPREHENSIVE INCOME
Accumulated Other Comprehensive Income is comprised of the following (in thousands):

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total Pre-Tax Amount	Tax	Net-of-Tax Amount
At July 4, 2014	$(672)	$(218)	$15,741	$14,851	$459	$15,310
Unrealized loss on cash flow hedges	—	(133)	—	(133)	46	(87)
Realized gain on foreign currency hedges	—	(48)	—	(48)	17	(31)
Realized loss on interest rate swap hedges	—	106	—	106	(37)	69
Foreign currency translation loss	—	—	(3,211)	(3,211)	—	(3,211)
At October 3, 2014	$(672)	$(293)	$12,530	$11,565	$485	$12,050

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total Pre-Tax Amount	Tax	Net-of-Tax Amount
At January 3, 2014	$(672)	$(468)	$14,952	$13,812	$546	$14,358
Unrealized gain on cash flow hedges	—	35	—	35	(12)	23
Realized gain on foreign currency hedges	—	(204)	—	(204)	71	(133)
Realized loss on interest rate swap hedges	—	344	—	344	(120)	224
Foreign currency translation loss	—	—	(2,422)	(2,422)	—	(2,422)
At October 3, 2014	$(672)	$(293)	$12,530	$11,565	$485	$12,050

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total Pre-Tax Amount	Tax	Net-of-Tax Amount
At June 28, 2013	$(365)	$178	$10,999	$10,812	$338	$11,150
Unrealized loss on cash flow hedges	—	(419)	—	(419)	147	(272)
Realized gain on foreign currency hedges	—	(346)	—	(346)	121	(225)
Realized loss on interest rate swap hedges	—	145	—	145	(51)	94
Foreign currency translation gain	—	—	3,579	3,579	—	3,579
At September 27, 2013	$(365)	$(442)	$14,578	$13,771	$555	$14,326

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total Pre-Tax Amount	Tax	Net-of-Tax Amount
At December 28, 2012	$(962)	$120	$13,431	$12,589	$358	$12,947
Unrealized gain on cash flow hedges	—	2	—	2	(1)	1
Realized gain on foreign currency hedges	—	(908)	—	(908)	318	(590)
Realized loss on interest rate swap hedges	—	344	—	344	(120)	224
Net defined benefit plan gain (Note 7)	597	—	—	597	—	597
Foreign currency translation gain	—	—	1,147	1,147	—	1,147
At September 27, 2013	$(365)	$(442)	$14,578	$13,771	$555	$14,326

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
Foreign currency contracts – The fair value of foreign currency contracts are determined through the use of cash flow models that utilize observable market data inputs to estimate fair value. These observable market data inputs include foreign exchange rate and credit spread curves. In addition, the Company received fair value estimates from the foreign currency contract counterparty to verify the reasonableness of the Company’s estimates. The Company’s foreign currency contracts are categorized in Level 2 of the fair value hierarchy. The fair value of the Company’s foreign currency contracts will be realized as Cost of Sales as the inventory, which the contracts are hedging the cash flows to produce, is sold, of which approximately $0.1 million is expected to be realized within the next three months as an increase to Cost of Sales.

Interest rate swap – The fair value of the Company’s interest rate swap outstanding at October 3, 2014 was determined through the use of a cash flow model that utilizes observable market data inputs. These observable market data inputs include LIBOR, swap rates, and credit spread curves. In addition, the Company received a fair value estimate from the interest rate swap counterparty to verify the reasonableness of the Company’s estimate. This fair value calculation was categorized in Level 2 of the fair value hierarchy. The fair value of the Company’s interest rate swap will be realized as Interest Expense as interest on the Credit Facility is accrued.
Accrued contingent consideration – In circumstances where a business combination involves a contingent consideration arrangement, the Company recognizes a liability equal to the fair value of the contingent payments it expects to make as of the acquisition date. The Company re-measures this liability each reporting period and records changes in the fair value through Other Operating Expenses, Net. Increases or decreases in the fair value of the contingent consideration liability can result from changes in discount periods and rates, as well as changes in the timing, amount, or the likelihood of achieving the applicable milestones.
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

At January 3, 2014	$840
Fair value adjustments	(750)
At October 3, 2014	$90

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

The recurring Level 3 fair value measurements of the Company’s contingent consideration liability include the following significant unobservable inputs (dollars in thousands):

Contingent Consideration Liability	Fair Value at October 3, 2014	Valuation Technique	Unobservable Inputs
Development milestone	$90	Discounted cash flow	Discount rate	20%
			Projected year of payment	2015
			Probability weighted payment amount	$100
The following table provides information regarding assets and liabilities recorded at fair value on a recurring basis in the Condensed Consolidated Balance Sheet (in thousands):

	Fair Value Measurements Using
	At October 3,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2014	(Level 1)	(Level 2)	(Level 3)
Liabilities
Foreign currency contracts (Note 11)	$102	$—	$102	$—
Interest rate swap (Note 6)	191	—	191	—
Accrued contingent consideration (Note 14)	90	—	—	90

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Fair value standards also apply to certain nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis. The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short-term nature of these items. As of October 3, 2014, the fair value of the Company’s variable rate Long-Term Debt approximates its carrying value and is categorized in Level 2 of the fair value hierarchy. A summary of the valuation methodologies for the Company’s assets and liabilities measured on a nonrecurring basis is as follows:
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
If an indicator is present, potential recoverability is measured by comparing the carrying amount of the long-lived asset or asset group to its related total future undiscounted cash flows. If the carrying value is not recoverable, the asset or asset group is considered to be impaired. Impairment is measured by comparing the asset or asset group’s carrying amount to its fair value, which is determined by using independent appraisals or discounted cash flow models. The discounted cash flow model requires inputs such as a risk-adjusted discount rate, terminal values, cash flow projections, and remaining useful lives of the asset or asset group. If the carrying value of the long-lived asset or asset group exceeds the fair value, the carrying value is written down to the fair value in the period identified. During the second quarter of 2014, the Company transferred $2.1 million of assets relating to the Company's Orvin, Switzerland property to held for sale. The Company did not record any impairment charges related to any of its long-lived assets during the first nine months of 2014 and 2013.

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
The Company did not record any impairment charges related to its indefinite-lived intangible assets, including goodwill, during the first nine months of 2014 and 2013, respectively. See Note 5 “Intangible Assets” for additional information on the Company’s intangible assets.
Cost and equity method investments – The Company holds investments in equity and other securities that are accounted for as either cost or equity method investments and are classified as Other Assets. The total carrying value of these investments is reviewed quarterly for changes in circumstance or the occurrence of events that suggest the Company’s investment may not be recoverable. The fair value of cost or equity method investments is not adjusted if there are no identified events or changes in circumstances that may have a material effect on the fair value of the investments. Gains and losses realized on cost and equity method investments are recorded in Other (Income) Expense, Net, unless separately stated. In the third quarter of 2014, the Company sold one of its cost method investments. This transaction resulted in a pre-tax gain of $3.2 million. The aggregate recorded amount of cost and equity method investments at October 3, 2014 and January 3, 2014 was $12.0 million and $12.3 million, respectively. The Company recorded income (loss) related to its cost and equity method investments of $3.9 million and ($0.6) million during the first nine months of 2014 and 2013, respectively.

15.	BUSINESS SEGMENT, GEOGRAPHIC AND CONCENTRATION RISK INFORMATION
In connection with the realignment of the Company’s operating structure in 2013 to optimize profitable growth, which included changing the Company’s management and reporting structure, the Company reevaluated its operating and reporting segments. Beginning in the fourth quarter of 2013, the Company determined that it has two reportable segments: Greatbatch Medical and QiG Group (“QiG”). As required, the Company reclassified certain prior year amounts to conform them to the current year presentation, including goodwill, segment operating income (loss), and segment sales categorizations.
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

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

•	Energy, Military, and Environmental (“EME”): Products include primary and rechargeable batteries and battery packs for demanding applications such as down hole drilling tools.
Greatbatch Medical also offers value-added assembly and design engineering services for medical devices that utilize its component products.
QiG focuses on developing medical device systems for some of healthcare’s most pressing challenges and reflects Greatbatch’s strategic evolution of its product offerings in order to raise the growth and profitability profile of the Company. QiG utilizes a disciplined and diversified portfolio approach with three investment modes: new medical device systems commercialization, collaborative programs with original equipment manufacturers (“OEM”), and strategic equity positions in start-up companies. The development of new medical device systems are facilitated through the establishment of newly formed business entities, usually limited liability companies (“LLC”). These entities do not own, but have the exclusive right to use the technology of Greatbatch Medical in certain specifically designated fields of use and have an exclusive manufacturing agreement with Greatbatch Medical. QiG currently owns 89% - 100% of three LLCs. Minority interest in these LLCs was granted to key opinion leaders, clinicians and strategic partners. Under the agreements governing these LLCs, QiG is responsible for 100% of the expenses incurred by the LLC. However, no allocations of capital are made to the minority holders of the LLC until QiG is reimbursed for all expenses paid. Once QiG has been fully reimbursed, future net income is allocated based upon the respective LLCs ownership percentages. One of the LLCs established by QiG is for the Company's Algovita spinal cord stimulator to treat chronic intractable pain of the trunk and/or limbs. This product was submitted for premarket approval (“PMA”) to the United States Food & Drug Administration (“FDA”) in December 2013 and in January 2014 documentation for European CE Mark was submitted to the notified body, TÜV SÜD America. CE Mark approval was obtained on June 17, 2014.
QiG revenue includes sales of neural interface technology, components and systems to the neuroscience and clinical markets. As further discussed in Note 2 “Acquisition,” during the third quarter of 2014, the Company acquired CCC, a neuromodulation medical device developer and manufacturer. As a result of this transaction, QiG revenue also includes sales of various medical device products such as implantable pulse generators, programmer systems, battery chargers, patient wands and leads to medical device companies. For the 2014 and 2013 periods, no revenue earned by QiG was manufactured by Greatbatch Medical. Future income of QiG is expected to come from various sources including investment gains from the sales of its LLC ownership interests, technology licensing fees, royalty revenue, and/or the sales of medical device systems.
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

	Three Months Ended		Nine Months Ended
	October 3, 2014	September 27, 2013	October 3, 2014	September 27, 2013
Sales:
Greatbatch Medical
Cardiac/Neuromodulation	$85,618	$86,302	$252,403	$240,003
Orthopaedic	32,489	30,079	106,785	92,043
Portable Medical	17,199	19,320	53,139	60,376
Vascular	14,903	12,279	43,210	35,152
Energy, Military, Environmental	19,016	19,072	58,499	57,594
Total Greatbatch Medical	169,225	167,052	514,036	485,168
QiG	2,474	678	4,025	2,158
Total sales	$171,699	$167,730	$518,061	$487,326

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

	Three Months Ended		Nine Months Ended
	October 3, 2014	September 27, 2013	October 3, 2014	September 27, 2013
Segment income from operations:
Greatbatch Medical	$31,121	$28,236	$98,688	$84,596
QiG	(6,796)	(6,946)	(18,882)	(21,679)
Total segment income from operations	24,325	21,290	79,806	62,917
Unallocated operating expenses	(8,142)	(4,288)	(21,560)	(14,441)
Operating income as reported	16,183	17,002	58,246	48,476
Unallocated other income (expense)	2,717	(1,458)	847	(10,855)
Income before provision for income taxes	$18,900	$15,544	$59,093	$37,621

	Three Months Ended		Nine Months Ended
	October 3, 2014	September 27, 2013	October 3, 2014	September 27, 2013
Sales by geographic area:
United States	$76,330	$81,736	$235,203	$242,304
Non-Domestic locations:
Puerto Rico	34,581	31,936	101,064	87,592
Belgium	13,722	14,947	47,351	49,895
Rest of world	47,066	39,111	134,443	107,535
Total sales	$171,699	$167,730	$518,061	$487,326
Three customers accounted for a significant portion of the Company’s sales as follows:

	Three Months Ended		Nine Months Ended
	October 3, 2014	September 27, 2013	October 3, 2014	September 27, 2013
Customer A	19%	21%	19%	20%
Customer B	15%	16%	16%	16%
Customer C	11%	11%	12%	13%
Total	45%	48%	47%	49%
Long-lived tangible assets by geographic area are as follows (in thousands):

	As of
	October 3, 2014	January 3, 2014
United States	$113,310	$116,484
Rest of world	29,026	29,289
Total	$142,336	$145,773

16.	IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
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

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

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
QiG focuses on developing medical device systems for some of healthcare’s most pressing challenges and reflects Greatbatch’s strategic evolution of its product offerings in order to raise the growth and profitability profile of the Company. Through the research and development professionals in QiG, the Company is now investing in three areas — new medical device systems commercialization, collaborative programs with original equipment manufacturers (“OEM”) customers, and strategic equity positions in start-up companies — to grow a diversified and distinctive portfolio. The medical device systems developed by QiG will be manufactured by Greatbatch Medical. For the 2014 and 2013 periods, no revenue earned by QiG was manufactured by Greatbatch Medical.
Our Acquisition
On August 12, 2014, we purchased all of the outstanding common stock of Centro de Construcción de Cardioestimuladores del Uruguay (“CCC”), headquartered in Montevideo, Uruguay. CCC is an active implantable neuromodulation medical device systems developer and manufacturer that produces a range of medical devices including implantable pulse generators, programmer systems, battery chargers, patient wands and leads. This acquisition allows us to more broadly partner with medical device companies, complements our core discrete technology offerings and enhances our medical device innovation efforts. The operating results of CCC have been included in our QiG segment from the date of acquisition. For the three and nine months ended October 3, 2014, CCC added approximately $1.6 million to the Company’s revenue and increased the Company’s net income by $0.4 million. The aggregate purchase price of $19.6 million was funded with cash on hand and was allocated to net tangible assets of $5.2 million, amortizing intangible assets of $6.1 million and $8.3 million to goodwill.
Our Customers
The nature and extent of our selling relationships with each of our customers is different in terms of breadth of products purchased, product volumes, length of contractual commitment, ordering patterns, inventory management and selling prices. Our Greatbatch Medical customers include large multi-national OEMs, such as Biotronik, Boston Scientific, Halliburton, Johnson & Johnson, Medtronic, Philips Healthcare, Smith & Nephew, Sorin Group, St. Jude Medical, Stryker, and Zimmer. For the nine months ended October 3, 2014, Johnson & Johnson, Medtronic and St. Jude Medical collectively accounted for 47% of our total sales.
QiG customers include numerous scientists, hospitals and universities throughout the world who perform research for the neuroscience and clinical markets. Additionally, with the acquisition of CCC, QiG customers also include various research companies and institutes and early stage medical device companies.
Financial Overview
On an organic constant currency basis, third quarter 2014 sales increased 1% in comparison to the prior year period. However, for the first nine months of 2014, sales increased 5% on an organic constant currency basis, which is consistent with our strategic goal of 5% organic constant currency growth. Sales for the third quarter of 2014 include $1.6 million from the acquisition of CCC, which was acquired in August 2014. Foreign currency exchange rate fluctuations did not have a material impact on sales for the third quarter of 2014, but increased sales by approximately $2.5 million for the first nine months of 2014 in comparison to the prior year period. We expect foreign currency exchange rates to be a headwind on sales growth for the remainder of 2014 due to the strengthening U.S. dollar versus the Euro. During the third quarter and for the first nine months of 2014, we experienced double digit growth in sales from our orthopaedic and vascular product lines as we continue to realize the benefits of our increased sales force productivity, marketing efforts and market growth. For the third quarter of 2014, our cardiac and neuromodulation sales remained consistent with the prior year, as new sales opportunities with existing customers offset the end of life impact for two legacy products. For the first nine months of 2014, cardiac and neuromodulation sales increased 5% due to the timing of customer product launches and inventory replenishments. As expected, our portable medical sales decreased 11% and 12% for the 2014 third quarter and year-to-date periods, respectively, as we are refocusing our product line offerings in the portable medical space to products that have higher profitability and correspondingly have discontinued or reduced volumes in certain of our lower margin products.
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
A reconciliation of GAAP operating income (loss) to adjusted amounts is as follows (dollars in thousands):

	Three Months Ended
	Greatbatch Medical		QiG		Unallocated		Total
	Oct. 3, 2014	Sept. 27, 2013	Oct. 3, 2014	Sept. 27, 2013	Oct. 3, 2014	Sept. 27, 2013	Oct. 3, 2014	Sept. 27, 2013
Sales	$169,225	$167,052	$2,474	$678	$—	$—	$171,699	$167,730

Operating income (loss) as reported	$31,121	$28,236	$(6,796)	$(6,946)	$(8,142)	$(4,288)	$16,183	$17,002
Adjustments:
Inventory step-up amortization (COS)	—	—	87	—	—	—	87	—
Medical device DVT expenses (RD&E)(a)	—	—	—	1,510	—	—	—	1,510
Consolidation and optimization costs	3,116	3,286	613	80	23	199	3,752	3,565
Acquisition and integration (income) expenses	49	18	(128)	(540)	212	—	133	(522)
Asset dispositions, severance and other	276	31	606	426	1,409	—	2,291	457
Adjusted operating income (loss)	$34,562	$31,571	$(5,618)	$(5,470)	$(6,498)	$(4,089)	$22,446	$22,012
Adjusted operating margin	20.4%	18.9%	N/A	N/A	N/A	N/A	13.1%	13.1%

	Nine Months Ended
	Greatbatch Medical		QiG		Unallocated		Total
	Oct. 3, 2014	Sept. 27, 2013	Oct. 3, 2014	Sept. 27, 2013	Oct. 3, 2014	Sept. 27, 2013	Oct. 3, 2014	Sept. 27, 2013
Sales	$514,036	$485,168	$4,025	$2,158	$—	$—	$518,061	$487,326

Operating income (loss) as reported	$98,688	$84,596	$(18,882)	$(21,679)	$(21,560)	$(14,441)	$58,246	$48,476
Adjustments:
Inventory step-up amortization (COS)	—	—	87	—	—	—	87	—
Medical device DVT expenses (RD&E)(a)		—		4,479		—	—	4,479
Consolidation and optimization costs	6,036	9,237	679	80	255	1,018	6,970	10,335
Acquisition and integration (income) expenses	79	89	(731)	(430)	404	1	(248)	(340)
Asset dispositions, severance and other	269	139	606	426	2,626	—	3,501	565
Adjusted operating income (loss)	$105,072	$94,061	$(18,241)	$(17,124)	$(18,275)	$(13,422)	$68,556	$63,515
Adjusted operating margin	20.4%	19.4%	N/A	N/A	N/A	N/A	13.2%	13.0%

(a) As a result of our premarket approval (“PMA”) submission to the United States Food & Drug Administration (“FDA”) for Algovita, our Spinal Cord Stimulation (“SCS”) system to treat chronic pain of the trunk and limbs, in December 2013, we no longer exclude DVT costs associated with this system from adjusted operating income and adjusted diluted EPS. DVT costs incurred in connection with the development of this system during the three and nine month periods ended October 3, 2014 were $284 thousand and $1.4 million, respectively.

GAAP operating income for the third quarter decreased 5% and increased 20% for the first nine months of 2014 in comparison to the prior year. Adjusted operating income, which excludes net other operating expenses, inventory step-up amortization and DVT costs (for the 2013 period only), increased 2% and 8% for the third quarter and first nine months of 2014, respectively. These GAAP and adjusted operating income variances are primarily due to the following:

Third Quarter 2014

•
A 4% increase in gross profit driven primarily by higher sales volumes and the CCC acquisition. Additionally, in comparison to the prior year third quarter, gross profit as a percentage of sales increased 50 basis points due to production efficiencies and higher margin sales mix, which more than offset the impact of contractual price concessions granted to our customers in exchange for long-term agreements;

•
A 3% increase in selling, general, and administrative (“SG&A”) expenses primarily attributable to the CCC acquisition. This quarter over quarter increase also reflects the impact of the investments we have made in sales and marketing, as well as higher legal fees, which includes intellectual property related costs. The impact of these increases was almost entirely offset by our various consolidation initiatives, including our operating unit realignment in the second quarter of 2013;

•
A 1% decrease in our net research, development and engineering (“RD&E”) costs as lower DVT costs incurred in connection with the development of Algovita, was partially offset by higher performance-based compensation in connection with the achievement of certain Algovita milestones, and a higher rate of spend on the other QiG medical device projects. Note that for 2013, we excluded DVT costs from adjusted operating income; and

•
The decrease in GAAP operating income for the third quarter of 2014 in comparison to 2013 was also due to a higher level of net other operating expenses incurred in connection with our 2014 investments in capacity and capabilities, offset by lower costs incurred in connection with our orthopaedic facility optimization initiative and 2013 operating unit realignment. See "Cost Savings and Consolidation Initiatives" section for further description of these projects.

First Nine Months 2014

•
An 8% increase in gross profit driven primarily by higher sales volumes. Additionally, in comparison to the first nine months of the prior year, gross profit as a percentage of sales increased 40 basis points due to production efficiencies and higher margin sales mix, which more than offset the impact of contractual price concessions granted to our customers in exchange for long-term agreements;

•
A 3% increase in SG&A expenses primarily attributable to our increased investments in sales and marketing and increased legal fees, which includes intellectual property related costs, partially offset by cost savings realized in connection with our operating unit realignment in the second quarter of 2013; and

•
A 3% increase in our net RD&E costs primarily attributable to lower customer cost reimbursements due to the timing of achievement of milestones on various projects. Additionally, lower DVT costs were offset by higher costs incurred in connection with the development of our next generation cardiac products (i.e. batteries, capacitors, filtered feedthroughs) and performance-based compensation in connection with the achievement of certain Algovita milestones. Note that for 2013, we excluded DVT costs from adjusted operating income.

A reconciliation of GAAP net income and diluted EPS to adjusted amounts is as follows (in thousands, except per share amounts):

	Three Months Ended				Nine Months Ended
	October 3, 2014		September 27, 2013		October 3, 2014		September 27, 2013
	Net Income	Per Diluted Share	Net Income	Per Diluted Share	Net Income	Per Diluted Share	Net Income	Per Diluted Share
Net income as reported	$14,012	$0.54	$11,071	$0.44	$41,282	$1.60	$26,486	$1.06
Adjustments:
Inventory step-up amortization (COS)(a)	57	—	—	—	57	—	—	—
Medical device DVT expenses (RD&E)(a)	—	—	981	0.04	—	—	2,911	0.12
Consolidation and optimization costs(a)	2,508	0.10	2,453	0.10	3,763	0.15	7,749	0.31
Acquisition and integration (income) expenses(a)	87	—	(339)	(0.01)	(161)	(0.01)	(221)	(0.01)
Asset dispositions, severance and other(a)	1,489	0.06	298	0.01	2,276	0.09	389	0.02
(Gain) loss on cost and equity method investments, net(a)(b)	(2,044)	(0.08)	10	—	(2,551)	(0.10)	408	0.02
CSN conversion option discount and deferred fee accelerated amortization(a)(c)	—	—	101	—	—	—	3,007	0.12
R&D Tax Credit(d)	400	0.02	(100)	—	1,200	0.05	(1,600)	(0.06)
Adjusted net income and diluted EPS(e)	$16,509	$0.64	$14,475	$0.57	$45,866	$1.77	$39,129	$1.56
Adjusted diluted weighted average shares	25,923		25,188		25,850		25,017

(a)	Net of tax amounts computed using a 35% tax rate for all non-Swiss items and a 0% tax rate for Swiss items for both the 2014 and 2013 periods.

(b)
Pre-tax amount is a gain of $3.1 million and $3.9 million for the 2014 quarter and year-to-date periods, respectively, and a loss of $16 thousand and $628 thousand for the 2013 quarter and year-to-date periods, respectively.

(c)	Pre-tax amount is $156 thousand and $4.6 million for the 2013 quarter and year-to-date periods, respectively.

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
GAAP and adjusted diluted EPS for the third quarter of 2014 were $0.54 and $0.64, respectively, compared to $0.44 and $0.57, respectively, for the third quarter 2013. For the first nine months of 2014, GAAP and adjusted diluted EPS were $1.60 and $1.77, respectively, compared to $1.06 and $1.56 per share, respectively, for the same period of 2013. These variances were primarily due to the same factors impacting GAAP and adjusted operating income discussed above, as well as the following:

•
Lower interest expense as a result of lower interest rates paid on our long-term debt due to the repayment of our convertible subordinated debt with availability under our Credit Facility in the first quarter of 2013;

•
During the third quarter of 2014, we sold one of our cost method investments, which resulted in a pre-tax gain of $3.2 million. Additionally during the third quarter of 2014, we recognized $0.7 million of foreign currency exchange gains due to the strengthening of the U.S. dollar relative to the Euro. For the year-to-date period, we recognized $3.9 million of income realized on our cost and equity method investments and $0.4 million of income related to foreign currency exchange rate fluctuations. Gains/losses on our cost and equity method investments are excluded from adjusted amounts.

•
The changes in the GAAP effective tax rate between the 2014 third quarter and year-to-date periods in comparison to the same periods of 2013 were primarily due to the timing of the Federal R&D tax credit, as well as the 2014 periods having higher income in lower tax rate jurisdictions. The Federal R&D tax credit expired at the end of 2013 and has not yet been extended for 2014. Additionally, we recognized the full year 2012 R&D tax credit in the first quarter of 2013 as the credit was reinstated, retroactive to the beginning of 2012, in that period.

•
An increase in weighted average diluted shares outstanding for the third quarter and first nine months of 2014 versus the same periods of 2013 as a result of the increase in our stock price during those respective periods. This increase reduced the 2014 third quarter diluted EPS by $0.02 and $0.05 per share on both a GAAP and adjusted basis and $0.05 and $0.06 per share on a GAAP and adjusted basis, respectively, for the 2014 year-to-date period.

Financial Guidance
Based upon our results for the first three quarters of the year, the addition of CCC, and our expectations for the remainder of the year, we are updating our 2014 annual guidance as follows:
Sales                                    $695 - $705 million
GAAP Operating Income as a % of Sales                    ~11.0%
Adjusted Operating Income as a % of Sales                     ~13.0%
GAAP Diluted EPS                            $2.10 - $2.18
Adjusted Diluted EPS                            $2.32 - $2.38
Adjusted diluted EPS for 2014 is expected to consist of GAAP diluted EPS excluding items such as acquisition, consolidation, integration, asset disposition/write-down charges, and investment gains totaling approximately $8 million to $11 million. The after tax impact of these adjustments is estimated to be between $5 million to $7.5 million or $0.19 to $0.29 per share.
Our CEO’s View
In line with our expectations, we delivered a solid quarter while continuing to invest in our global growth strategy. Our top-line performance, with the exception of portable medical, reflects our investments in sales and marketing and was at or above market trends with our orthopaedics and vascular product lines again delivering strong growth. Our growth in adjusted diluted EPS demonstrates our commitment to continued profitability. During 2014, we announced several capacity realignments and acquired CCC Medical Devices. We also received CE Mark for our spinal cord stimulator - Algovita, and we remain on track with our active implantable medical device strategy. These initiatives will be key to helping us achieve our financial objectives. We remain focused on delivering 5% year over year revenue growth and returning two times that amount to the bottom line leveraging our deep customer relationships, the strength of our intellectual property and our culture of continuous improvement.
Product Development
Greatbatch Medical
Our core business is well positioned because our OEM customers leverage our portfolio of intellectual property, and we continue to build a healthy pipeline of diverse medical technology opportunities. We continue to deepen our relationships with our OEM customers and continue to see an increased pace of product development opportunities. These product development opportunities, when combined with the investments we have made in our sales and marketing resources, are expected to allow us to continue to grow faster than our underlying markets. Some of the product development opportunities Greatbatch Medical is pursuing are as follows:

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

QiG
Through QiG, we can provide our Greatbatch Medical customers with complete medical device systems. This medical device strategy includes strategic equity investments and medical devices developed independently, as well as in conjunction with our OEM partners. While we do not intend to discuss each of these projects individually, we will discuss significant milestones as they occur.
Algovita, our spinal cord stimulator to treat chronic intractable pain of the trunk and/or limbs, was designed to target unmet clinical needs with a focus on safety and product differentiation for all user groups. This product was submitted for PMA to the FDA in December 2013, and in January 2014 documentation for European CE Mark was submitted to the notified body, TÜV SÜD America. CE Mark approval was received in June 2014. Our Algovita project remains on track along both the regulatory approval pathway and early commercialization planning in Europe.
QiG is in the early stages of development of two additional medical device systems, which are targeting approved and emerging indications. Based upon the technology acquired from NeuroNexus Technologies, Inc. (“NeuroNexus”), QiG is developing a platform of thin-film electrodes for neuromodulation leads, sub-systems and components. Additionally, as a result of our acquisition of CCC, QiG is now able to more broadly partner with medical device companies, leveraging Greatbatch Medicals core discrete technology, which will enhance our medical device innovation efforts.
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
In the second quarter of 2014, we announced several initiatives to invest in capacity and capabilities and to better align our resources to meet our customers' needs and drive organic growth and profitability. This included transferring certain functions currently performed at our Plymouth, MN, Beaverton, OR and Raynham, MA facilities into new and existing facilities in Tijuana, Mexico. Additionally, we announced the establishment of a R&D hub in the Minneapolis/St. Paul, MN area for the Company's Global R&D QiG - Medical Device Systems team and a commercial operations hub at our global headquarters in Frisco, Texas. We believe these initiatives will generate over $20 million of annualized savings beginning in 2016 and a full benefit in 2017.
Additional information regarding the timing, cash flow impact and amount of future expenditures for these initiatives is set forth in Note 9 “Other Operating Expenses, Net” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report. We continually evaluate our operating structure in order to maximize efficiencies and drive margin expansion. Future charges could be incurred if new consolidation and optimization initiatives are undertaken.
Our Financial Results
We utilize a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31st. For 52-week years, each quarter contains 13 weeks. The third quarter and year-to-date periods of 2014 and 2013 ended on October 3, and September 27, respectively, and each contained 13 weeks and 39 weeks, respectively. The commentary that follows should be read in conjunction with our Condensed Consolidated Financial Statements and related notes and with the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended January 3, 2014.

The following table presents certain selected financial information derived from our Condensed Consolidated Financial Statements for the periods presented (dollars in thousands, except per share data):

	Three Months Ended				Nine Months Ended
	Oct. 3,	Sept. 27,	Change		Oct. 3,	Sept. 27,	Change
	2014	2013	$	%	2014	2013	$	%
Sales:
Greatbatch Medical
Cardiac/Neuromodulation	$85,618	$86,302	$(684)	(1)%	$252,403	$240,003	$12,400	5%
Orthopaedic	32,489	30,079	2,410	8%	106,785	92,043	14,742	16%
Portable Medical	17,199	19,320	(2,121)	(11)%	53,139	60,376	(7,237)	(12)%
Vascular	14,903	12,279	2,624	21%	43,210	35,152	8,058	23%
Energy, Military, Environmental	19,016	19,072	(56)	—%	58,499	57,594	905	2%
Total Greatbatch Medical	169,225	167,052	2,173	1%	514,036	485,168	28,868	6%
QiG	2,474	678	1,796	265%	4,025	2,158	1,867	87%
Total sales	171,699	167,730	3,969	2%	518,061	487,326	30,735	6%
Cost of sales	113,581	111,853	1,728	2%	343,877	325,398	18,479	6%
Gross profit	58,118	55,877	2,241	4%	174,184	161,928	12,256	8%
Gross profit as a % of sales	33.8%	33.3%			33.6%	33.2%
Selling, general and administrative expenses (SG&A)	22,121	21,569	552	3%	65,753	63,909	1,844	3%
SG&A as a % of sales	12.9%	12.9%			12.7%	13.1%
Research, development and engineering costs, net (RD&E)	13,638	13,806	(168)	(1)%	39,962	38,983	979	3%
RD&E as a % of sales	7.9%	8.2%			7.7%	8.0%
Other operating expenses, net	6,176	3,500	2,676	76%	10,223	10,560	(337)	(3)%
Operating income	16,183	17,002	(819)	(5)%	58,246	48,476	9,770	20%
Operating margin	9.4%	10.1%			11.2%	9.9%
Interest expense	1,051	1,515	(464)	(31)%	3,208	9,948	(6,740)	(68)%
Other (income) expense, net	(3,768)	(57)	(3,711)	NA	(4,055)	907	(4,962)	NA
Provision for income taxes	4,888	4,473	415	9%	17,811	11,135	6,676	60%
Effective tax rate	25.9%	28.8%			30.1%	29.6%
Net income	$14,012	$11,071	$2,941	27%	$41,282	$26,486	$14,796	56%
Net margin	8.2%	6.6%			8.0%	5.4%
Diluted earnings per share	$0.54	$0.44	$0.10	23%	$1.60	$1.06	$0.54	51%
Greatbatch Medical Sales
Total Greatbatch Medical sales for the third quarter of 2014 increased 1% in comparison to the prior year period and 6% for the first nine months of 2014. The most significant contributors to these variances were as follows:
Cardiac and neuromodulation sales for the third quarter of 2014 remained consistent with the prior year as new sales opportunities with existing customers offset the end of life impact for two legacy products. For the first nine months of 2014, cardiac and neuromodulation sales increased 5% due to the timing of customer product launches and inventory replenishments. Going forward, we expect growth in our cardiac and neuromodulation product line will continue to be negatively impacted by the end of life of two legacy products, which we expect will be mitigated by continued acceleration of recently launched products, as well as current and projected product development opportunities from our cardiac and neuromodulation customers. We continue to believe we are positioned to grow this category faster than the overall market growth although, when measured quarter over quarter, there will be some variation in our performance.
Orthopaedic sales for the third quarter and first nine months of 2014 increased 8% and 16%, respectively, in comparison to the prior year periods. Foreign currency exchange rate fluctuations did not materially impact orthopaedic sales for the third quarter of 2014 but increased sales by approximately $2.5 million for the year-to-date period in comparison to the prior year. On an organic constant currency basis, our orthopaedic product line sales increased 8% and 13% in comparison to the prior year third quarter and year-to-date periods, respectively. These increases were a result of increased implant and instrument sales primarily due to our sales force productivity, marketing efforts and market growth. For the year, we are forecasting low double digit growth in orthopaedics, excluding the impact of foreign currency exchange rate fluctuations, which we expect will reduce 2014 fourth quarter sales by approximately $1 million - $2 million due to the strengthening U.S. dollar versus the Euro.
Portable medical sales for the third quarter and first nine months of 2014 decreased 11% and 12%, respectively, in comparison to the prior year periods. We are refocusing our product line offerings in the portable medical space to products that have increased profitability and have discontinued or reduced volumes in certain of our lower margin products. The impact of this strategy is expected to begin to taper in the fourth quarter of 2014 but last through the first half of 2015. As part of our investment in capacity and capabilities and to better align our resources, during the second quarter of 2014, we announced plans to transfer our portable medical operations into a new facility located in Tijuana, Mexico. We remain optimistic about this product line and continue to see our pipeline of customer opportunities grow as we invest in new technologies to meet our customers’ needs and to expand our overall market opportunity.
Vascular sales for the third quarter and first nine months of 2014 increased 21% and 23%, respectively, in comparison to the prior year periods. These increases reflect the continued adoption of our medical device products and the relaunch of a vascular medical device near the end of 2013 which, as previously communicated, was voluntarily recalled in the fourth quarter of 2012. We anticipate continued strength in our vascular product line for the remainder of the year.
QiG Sales
QiG revenue for the third quarter of 2014 includes sales from CCC, which we acquired on August 12, 2014 and contributed $1.6 million to sales during the quarter. CCC is an active implantable neuromodulation medical device systems developer and manufacturer that designs and produces a range of devices for some of the world's top neuromodulation medical device companies, including implantable pulse generators, programmer systems, battery chargers, patient wands and leads. Excluding the revenue acquired from CCC, QiG revenue increased 35% and 14% for the third quarter and year-to-date periods, respectively, in comparison to the prior year periods, due to increased adoption of our thin film electrode technology and new product launches.
Gross Profit
Changes to gross profit as a percentage of sales from the prior year were due to the following:

	Change From Prior Year
	Three Months	Nine Months
Performance-based compensation(a)	0.6%	0.2%
Production efficiencies, volume and mix(b)	1.0%	1.4%
Impact of acquisition(c)	0.1%	—%
Price(d)	(1.0)%	(1.0)%
Other	(0.2)%	(0.2)%
Total percentage point change to gross profit as a percentage of sales	0.5%	0.4%

(a)	Amount represents the change in performance-based compensation versus the prior year period and is recorded based upon the actual results achieved.

(b)
Our gross profit percentage benefited from production efficiencies gained at our manufacturing facilities as a result of our various lean and supply chain initiatives, as well as higher production volumes due to increased sales. Additionally, our gross profit percentage benefited from an increase in mix of higher margin sales in comparison to the prior year.

(c)	Amounts represent the impact to our gross profit percentage related to the acquisition of CCC in August 2014.

(d)	Our gross profit percentage was negatively impacted by contractual price concessions to our larger OEM customers, which were given in exchange for long-term contracts and volume commitments.
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

SG&A Expenses
Changes to SG&A expenses from the prior year were due to the following (in thousands):

	Change From Prior Year
	Three Months	Nine Months
Selling and marketing(a)	$1,060	$3,510
Performance-based compensation(b)	(1,045)	(1,245)
Legal fees(c)	866	2,133
G&A personnel costs(d)	107	(2,050)
Impact of acquisition(e)	314	314
Other	(750)	(818)
Net increase in SG&A	$552	$1,844

(a)
Amount represents the incremental SG&A expenses related to our strategic initiative to increase selling and marketing resources to drive core business growth and sustain a pipeline in order to achieve our 5% or better organic revenue growth performance goal.

(b)	Amount represents the change in performance-based compensation versus the prior year and is recorded based upon the actual results achieved.

(c)	Amount represents the increase in legal costs compared to the prior year and includes higher intellectual property related costs, as well as other corporate initiatives.

(d)
Year-to-date amount represents lower G&A personnel costs incurred during 2014 in comparison to the prior year and is primarily a result of our various consolidation initiatives including our operating unit realignment that occurred during the second half of 2013. Quarter-to-date amounts are consistent with the prior year period.

(e)	Amounts represent the incremental SG&A expenses related to the acquisition of CCC in August 2014.
RD&E Expenses, Net
Net RD&E costs are comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	October 3, 2014	September 27, 2013	October 3, 2014	September 27, 2013
Research, development, and engineering costs	$15,303	$15,817	$45,837	$46,163
Less cost reimbursements	(1,665)	(2,011)	(5,875)	(7,180)
Total RD&E, net	$13,638	$13,806	$39,962	$38,983
Net RD&E for the 2014 third quarter decreased $0.2 million versus the comparable 2013 period and increased $1.0 million for the year-to-date period. For the third quarter and year-to-date periods we incurred lower DVT costs in connection with the development of our Algovita SCS system, which was submitted for PMA and CE Mark approval in December 2013 and January 2014, respectively. Third quarter 2014 DVT costs declined by $1.2 million compared to the 2013 third quarter and $3.1 million for the year-to-date period.
The 2014 third quarter and year-to-date periods also include higher costs incurred in connection with the development of our next generation cardiac products (i.e. batteries, capacitors, filtered feedthroughs), higher performance-based compensation, which was accrued based upon the achievement of certain Algovita milestones, and a higher rate of spend on other QiG medical device projects. In total, net medical device costs incurred by our QiG segment were $6.8 million for the third quarter 2014 ($18.9 million year-to-date), compared to $6.9 million for the respective 2013 period ($21.6 million year-to-date). QiG’s medical device technology investment is primarily focused on successfully commercializing Algovita, which continues to progress as planned, and selective opportunities that leverage the strengths of Greatbatch Medical to drive sustainable growth.
The decrease in customer costs reimbursements for the 2014 third quarter and year-to-date periods primarily relate to the timing of the achievement of milestones on customers cost reimbursement projects, as well as the expiration of certain government grants acquired from our acquisition of NeuroNexus in 2012.

Other Operating Expenses, Net
Other operating expenses, net is comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	October 3, 2014	September 27, 2013	October 3, 2014	September 27, 2013
2014 investments in capacity and capabilities (a)	2,787	—	5,005	—
2013 operating unit realignment(a)	(31)	2,214	1,004	3,066
Orthopaedic facility optimization costs(a)	996	1,420	1,032	6,723
Medical device facility optimization(a)	—	52	11	282
ERP system upgrade (income) costs(a)	—	(121)	(82)	264
Acquisition and integration (income) costs(b)	133	(522)	(248)	(340)
Asset dispositions, severance and other(c)	2,291	457	3,501	565
Total other operating expenses, net	$6,176	$3,500	$10,223	$10,560

(a)
Refer to “Cost Savings and Consolidation Initiatives” section of this Item and Note 9 “Other Operating Expenses, Net” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for disclosures related to the timing and level of remaining expenditures for these initiatives.

(b)
During 2014 and 2013, we recognized (income) costs related to the integration of Micro Power Electronics, Inc., NeuroNexus, and CCC. These expenses (income) were primarily for retention bonuses, travel costs in connection with integration efforts, training, severance, and the change in fair value of the contingent consideration recorded in connection with the NeuroNexus acquisition. Refer to Note 14 “Fair Value Measurements” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for disclosures related to the change in fair value of the contingent consideration.

(c)
During 2014 and 2013, we recorded charges in connection with various asset disposals and write-downs. During the third quarter of 2014, we also incurred $0.8 million of expense related to the separation of the Company's Senior Vice President, Human Resources. During the first three quarters of 2014, the Company recorded charges in connection with its business reorganization to align its contract manufacturing operations, which is expected to product tax savings over the long-term. Costs incurred primarily relate to consulting and IT development, which are expected to be completed by the end of 2014.

Other operating expenses, net is expected to be approximately $12 million to $15 million for 2014.
Interest Expense
Interest expense for the third quarter and first nine months of 2014 decreased $0.5 million and $6.7 million, respectively, in comparison to the prior year periods. This decrease was primarily due to the repayment of our convertible subordinated notes during the first quarter of 2013. Additionally, interest expense was lower for the 2014 periods in comparison to 2013 due to lower outstanding Credit Facility balances, as well as lower interest rates paid on outstanding debt.
Other (Income) Expense, Net
Other expense, net decreased $3.7 million and $5.0 million, respectively, for the 2014 third quarter and year-to-date periods in comparison to 2013. During the third quarter of 2014, we sold one of our cost method investments, which resulted in a pre-tax gain of $3.2 million. Additionally during the third quarter of 2014, we recognized $0.7 million of foreign currency exchange gains due to the strengthening of the U.S. dollar relative to the Euro. The 2014 year-to-date decrease in other expense, net is primarily due to $3.9 million of income realized on our cost and equity method investments and $0.4 million of income related to foreign currency exchange rate fluctuations. We generally do not expect foreign currency exchange rate fluctuations to have a material impact on our financial results.
Provision for Income Taxes
The 2014 third quarter and year-to-date GAAP effective tax rate was 25.9% and 30.1%, respectively, compared to 28.8% and 29.6%, respectively, for the same period of 2013. The changes in the GAAP effective tax rate between the 2014 third quarter and year-to-date periods in comparison to the same periods of 2013 were primarily due to the timing of the Federal R&D tax credit, as well as the 2014 periods having higher income in lower tax rate jurisdictions. The Federal R&D tax credit expired at the end of 2013 and has not yet been extended for 2014. Additionally, we recognized the full year 2012 R&D tax credit in the first quarter of 2013 as the credit was reinstated, retroactive to the beginning of 2012, in that period.
We currently expect our 2014 annual GAAP and adjusted effective tax rate to each be in the range of 30% to 32%. This current expected GAAP effective tax rate for 2014 does not include the benefit of the U.S. Federal R&D tax credit. If reinstated, our 2014 GAAP effective tax rate could be lowered to 28% to 30%, but is already considered in our adjusted effective tax rate guidance.

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
Government Regulation
The Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act (collectively “Health Care Reform”) legislated broad-based changes to the U.S. healthcare system that could significantly impact our business operations and financial results, including higher or lower revenue, as well as higher employee medical costs and taxes. Health Care Reform imposes significant new taxes on medical device OEMs, which will result in a significant increase in the tax burden on our industry and which could have a material negative impact on our financial condition, results of operations and our cash flows. Other elements of Health Care Reform such as comparative effectiveness research, an independent payment advisory board, payment system reforms including shared savings pilots and other provisions could meaningfully change the way healthcare is developed and delivered, and may materially impact numerous aspects of our business, results of operations and financial condition. Many significant parts of Health Care Reform will be phased in over the next several years and require further guidance and clarification in the form of regulations. The medical device tax, which was effective in 2013, increased our cost of sales by $0.2 million and $0.6 million for the 2014 third quarter and year-to-date periods, respectively.
In the first quarter of 2014, we initiated a voluntary field corrective action for all Standard Offset Cup Impactors after an internal review determined that the sterilization recommendation in the Instructions For Use for the product did not meet requirements for sterility assurance, which has the potential to result in surgical infection. We have validated two sterilization parameters that meet acceptable sterility assurance levels and provided them to affected customers. We have informed the FDA and other government agencies of this action, which impacts all Standard Offset Cup Impactors manufactured and distributed from 2004 to 2013. Greatbatch has received three complaints possibly related to this issue, however no adverse events have been reported. Future customer complaints or negative regulatory actions regarding this product or any of our products could harm our operating results or financial condition.
Liquidity and Capital Resources

	As of
(Dollars in thousands)	October 3, 2014	January 3, 2014
Cash and cash equivalents	$61,582	$35,465
Working capital	$236,976	$190,731
Current ratio	3.63	3.08
The increase in cash and cash equivalents and working capital from the end of 2013 was primarily due to our operating income, which generated $54.7 million in net cash provided by operating activities partially offset by the $15.8 million net cash paid for the CCC acquisition and $16.0 million of capital expenditures. Additionally, working capital balances increased from the end of 2013, primarily accounts receivable and inventory, due to our growth in sales and expected sales as well as our acquisition of CCC. Of the $61.6 million of cash and cash equivalents on hand as of October 3, 2014, $10.3 million is being held at our foreign subsidiaries and is considered permanently reinvested.
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
The Credit Facility is supported by a consortium of fifteen banks with no bank controlling more than 18% of the facility. As of October 3, 2014, each bank supporting 98% of the Credit Facility has an S&P credit rating of at least BBB or better, which is considered investment grade. The bank which supports the remaining 2% of the Credit Facility is not currently being rated.
The Credit Facility requires us to maintain a rolling four quarter ratio of adjusted EBITDA to interest expense of at least 3.0 to 1.0. For the twelve month period ended October 3, 2014, our ratio of adjusted EBITDA to interest expense, calculated in accordance with our Credit Facility, was 31.0 to 1.0, well above the required limit. The Credit Facility also requires us to maintain a total leverage ratio of not greater than 4.5 to 1.0 and not greater than 4.25 to 1.0 after January 2, 2016. As of October 3, 2014, our total leverage ratio, calculated in accordance with our Credit Facility, was 1.4 to 1.0, well below the required limit.

See Note 6 “Debt” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for a more detailed description of the Credit Facility.
As of October 3, 2014, we had $300 million of borrowing capacity available under the Credit Facility. This amount may vary from period to period based upon our debt and EBITDA levels, which impacts the covenant calculations discussed above. We believe that our cash flow from operations and available borrowing capacity under the Credit Facility provide adequate liquidity to meet our short- and long-term funding needs.
Operating activities – Cash provided by operations for the first nine months of 2014 were $54.7 million versus $16.1 million for the comparable 2013 period. This increase was primarily due to a higher level of operating income in 2014 as compared to 2013, as well as improved working capital management. Additionally, for the first nine months of 2013, the Company paid $19.6 million of estimated tax payments in connection with the retirement of our convertible subordinated notes.
Investing activities – Net cash used in investing activities for the first nine months of 2014 were $24.9 million compared to $13.8 million in the comparable 2013 period. 2014 investing activities include $15.8 million of net cash used for the acquisition of CCC during the third quarter of 2014, as well as $16.0 million of cash used for the purchase of property, plant and equipment. These transactions were partially offset by a $2.7 million contingent payment received in 2014 in connection with the sale of certain non-core Swiss orthopaedic product lines, which closed during the first quarter of 2013, as well as $4.3 million of proceeds received during the third quarter of 2014 from the sale of a cost method investment. Our current expectation is that capital spending for the full year of 2014 will be in the range of $20 million to $25 million, of which approximately half is discretionary in nature. We anticipate that cash on hand, cash flow from operations and available borrowing capacity under our Credit Facility will be sufficient to fund these capital expenditures. As part of our growth strategy, we have and will continue to consider targeted and opportunistic acquisitions.
Financing activities – Net cash used in financing activities for the first nine months of 2014 were $2.9 million compared to $17.6 million in the comparable 2013 period. This cash outflow is the result of $7.5 million of principal payments on long-term debt partially offset by $5.7 million of cash received from the exercise of stock options during the first nine months of 2014.
Capital Structure – As of October 3, 2014, our capital structure consisted of $190 million of debt under our Term Loan and 24.9 million shares of common stock outstanding. Additionally, we had $61.6 million in cash and cash equivalents. If necessary, we currently have access to $300 million under our Revolving Credit Facility and are authorized to issue 100 million shares of common stock and 100 million shares of preferred stock. We believe that, if needed, we can access public markets to raise additional capital. We believe that our capital structure provides adequate funding to meet our growth objectives. We continuously evaluate our capital structure, including our Credit Facility, as it relates to our anticipated long-term funding needs. Changes to our capital structure may occur as a result of this analysis, or changes in market conditions.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements within the meaning of Item 303(a)(4) of Regulation S-K.
Impact of Recently Issued Accounting Standards
In the normal course of business, we evaluate all new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”), Securities and Exchange Commission (“SEC”), Emerging Issues Task Force (“EITF”), American Institute of Certified Public Accountants (“AICPA”) or other authoritative accounting body to determine the potential impact they may have on our Condensed Consolidated Financial Statements. Based upon this review, except as noted in Note 16 “Impact of Recently Issued Accounting Standards” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report, we do not expect any of the recently issued accounting pronouncements, which have not already been adopted, to have a material impact on our Condensed Consolidated Financial Statements.
Contractual Obligations
A table of our contractual obligations as of January 3, 2014 was included in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended January 3, 2014. There have been no significant changes to our contractual obligations during the nine months ended October 3, 2014. See Note 11 “Commitments and Contingencies” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for further discussion on our contractual obligations.

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
Although it is not possible to create a comprehensive list of all factors that may cause actual results to differ from the results expressed or implied by our forward-looking statements or that may affect our future results, some of these factors include the following: our dependence upon a limited number of customers; customer ordering patterns; product obsolescence; our inability to market current or future products; pricing pressure from customers; our ability to timely and successfully implement cost reduction and plant consolidation initiatives; our reliance on third party suppliers for raw materials, products and subcomponents; fluctuating operating results; our inability to maintain high quality standards for our products; challenges to our intellectual property rights; product liability claims; product field actions or recalls; our inability to successfully consummate and integrate acquisitions and to realize synergies and to operate these acquired businesses in accordance with expectations; our unsuccessful expansion into new markets; our failure to develop new products including system and device products; our inability to obtain licenses to key technology; regulatory changes, including Healthcare Reform, or consolidation in the healthcare industry; global economic factors including currency exchange rates and interest rates; the resolution of various legal actions brought against the Company; and other risks and uncertainties that arise from time to time as described in the Company’s Annual Report on Form 10-K and other periodic filings with the SEC.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency – We have foreign operations in France, Mexico, Switzerland and Uruguay, which expose the Company to foreign currency exchange rate fluctuations due to transactions denominated in Euros, Mexican pesos, Swiss francs and Uruguayan pesos, respectively. We continuously evaluate our foreign currency risk and will take action from time to time in order to best mitigate these risks, which includes the use of various derivative instruments such as forward currency exchange rate contracts. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency exposures would have had an impact of approximately $7 million on our annual sales. This amount is not indicative of the hypothetical net earnings impact due to partially offsetting impacts on cost of sales and operating expenses in those currencies. We estimate that foreign currency exchange rate fluctuations during the nine months ended October 3, 2014 increased sales in comparison to the 2013 period by approximately $2.5 million.
In 2013, we entered into two forward contracts to purchase 8.4 million and 7.0 million Mexican pesos per month beginning in January 2014 through December 2014 at an exchange rate of $0.0767 and $0.0752 per peso, respectively. These contracts were entered into in order to hedge the risk of peso-denominated payments associated with a portion of the operations at our Tijuana, Mexico facility for 2014 and are being accounted for as cash flow hedges. As of October 3, 2014, these contracts had a negative fair value of $0.1 million. The amount recorded as a reduction of Cost of Sales during the nine months ended October 3, 2014 and September 27, 2013 related to our forward contracts was $0.2 million and $0.9 million, respectively. No portion of the change in fair value of our foreign currency exchange rate contracts during the nine months ended October 3, 2014 or September 27, 2013 was considered ineffective.
We translate all assets and liabilities of our foreign operations, where the U.S. dollar is not the functional currency, at the period-end exchange rate and translate sales and expenses at the average exchange rates in effect during the period. The net effect of these translation adjustments is recorded in the Condensed Consolidated Financial Statements as Comprehensive

Income. The translation adjustment for the first nine months of 2014 was a loss of $2.4 million and for the first nine months of 2013 was a gain of $1.1 million. Translation adjustments are not adjusted for income taxes as they relate to permanent investments in our foreign subsidiaries. Net foreign currency transaction gains and losses included in Other (Income) Expense, Net amounted to a gain of $0.4 million and $0.02 million for the first nine months of 2014 and 2013, respectively. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency net assets would have had an impact of approximately $2 million on our foreign net assets as of October 3, 2014.
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
As of October 3, 2014, we had $190 million outstanding under the Term Loan, of which $100 million is currently being hedged. See Note 6 “Debt” of the Notes to Condensed Consolidated Financial Statements in Item 1 of this report for additional information about our outstanding debt. A hypothetical one percentage point (100 basis points) change in the LIBOR rate on the $90 million of unhedged floating rate debt outstanding at October 3, 2014 would have an impact of approximately $0.9 million on our interest expense.
On November 3, 2014, we entered into an additional interest rate swap in order to hedge against potential changes in cash flows on the outstanding borrowings on our Credit Facility. The first $45 million of notional amount of the swap is effective February 20, 2015 and the second $45 million of notional amount is effective February 22, 2016. The notional amount of the swap amortizes $10 million per year beginning on February 21, 2017, with the remaining settled on the termination date of the swap agreement on September 20, 2019. Under the terms of the swap agreement we will pay a fixed interest rate of 1.921% and receive a floating interest rate equal to the one-month LIBOR rate. The variable rate received on the interest rate swaps and the variable rate paid on the Credit Facility will have the same rate of interest, excluding the credit spread, and will reset and pay interest on the same date. The swap will be accounted for as a cash flow hedge.
Item 4. CONTROLS AND PROCEDURES
a. Evaluation of Disclosure Controls and Procedures.
Our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the SEC as of October 3, 2014. These disclosure controls and procedures have been designed to provide reasonable assurance that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Based on their evaluation, as of October 3, 2014, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.
b. Changes in Internal Control Over Financial Reporting.
We completed the acquisition of Centro de Construcción de Cardioestimuladores del Uruguay (“CCC”) on August 12, 2014. We believe that the internal controls and procedures of CCC are reasonably likely to materially affect our internal control over financial reporting. We are currently in the process of incorporating the internal controls and procedures of CCC into our existing internal controls over financial reporting.

The Company continues to extend its Section 404 compliance program under the Sarbanes-Oxley Act of 2002 (the “Act”) and the applicable rules and regulations under such Act to include CCC. The Company expects to exclude the acquisition of CCC from management’s assessment of the effectiveness of internal control over financial reporting for fiscal year 2014, as permitted by the guidance issued by the Office of the Chief Accountant of the SEC. The Company expects to report on its assessment of the internal controls of its combined operations within the time period provided by the Act and the applicable SEC rules and regulations concerning business combinations.

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter to which this Quarterly Report on Form 10-Q relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
There are no new material legal proceedings that are required to be reported in the quarter ended October 3, 2014, and no material developments in the Company’s legal proceedings as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended January 3, 2014.

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

Dated:	November 12, 2014	GREATBATCH, INC.

		By	/s/ Thomas J. Hook
Thomas J. Hook
President and Chief Executive Officer (Principal Executive Officer)

		By	/s/ Michael Dinkins
Michael Dinkins
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

		By	/s/ Thomas J. Mazza
Thomas J. Mazza
Vice President and Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to our quarterly report on Form 10-Q for the period ended June 27, 2008).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our annual report on Form 10-K for the period ended January 1, 2010).

10.1*	Separation Agreement and Acknowledgement effective January 3, 2015 between Greatbatch, Inc. and Michelle Graham.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Extension Schema Document

101.CAL	XBRL Extension Calculation Linkbase Document

101.LAB	XBRL Extension Label Linkbase Document

101.PRE	XBRL Extension Presentation Linkbase Document

101.DEF	XBRL Extension Definition Linkbase Document

* Filed herewith.
** Furnished herewith.