Form 10-Q
period 2015-04-03
GREATBATCH, INC.
filed 2015-05-12
CIK 1114483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2015
Commission File Number 1-16137
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Company’s common stock, $0.001 par value per share, as of May 12, 2015 was: 25,516,718 shares.

Greatbatch, Inc.
Table of Contents for Form 10-Q
As of and for the Quarterly Period Ended April 3, 2015

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
GREATBATCH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS—Unaudited
(in thousands except share and per share data)

	As of
	April 3, 2015	January 2, 2015
Assets
Current assets:
Cash and cash equivalents	$67,019	$76,824
Accounts receivable, net of allowance for doubtful accounts of $1.5 million in 2015 and $1.4 million in 2014	110,429	124,953
Inventories	137,989	129,242
Refundable income taxes	4,109	1,716
Deferred income taxes	6,035	6,168
Prepaid expenses and other current assets	10,733	11,780
Total current assets	336,314	350,683
Property, plant and equipment, net	151,350	144,925
Amortizing intangible assets, net	61,950	65,337
Indefinite-lived intangible assets	20,288	20,288
Goodwill	354,061	354,393
Deferred income taxes	2,704	2,626
Other assets	20,053	17,757
Total assets	$946,720	$956,009
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$12,500	$11,250
Accounts payable	43,074	46,436
Income taxes payable	428	2,003
Deferred income taxes	588	588
Accrued expenses	30,861	48,384
Total current liabilities	87,451	108,661
Long-term debt	172,500	176,250
Deferred income taxes	52,356	53,195
Other long-term liabilities	5,946	4,541
Total liabilities	318,253	342,647
Stockholders’ equity:
Preferred stock, $0.001 par value, authorized 100,000,000 shares; no shares issued or outstanding in 2015 or 2014	—	—
Common stock, $0.001 par value, authorized 100,000,000 shares; 25,550,215 shares issued and 25,499,234 shares outstanding in 2015; 25,099,293 shares issued and 25,070,931 shares outstanding in 2014	25	25
Additional paid-in capital	376,744	366,073
Treasury stock, at cost, 50,981 shares in 2015 and 28,362 shares in 2014	(2,456)	(1,307)
Retained earnings	247,456	239,448
Accumulated other comprehensive income	6,698	9,123
Total stockholders’ equity	628,467	613,362
Total liabilities and stockholders’ equity	$946,720	$956,009
The accompanying notes are an integral part of these condensed consolidated financial statements.

GREATBATCH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME — Unaudited
(in thousands except per share data)

	Three Months Ended
	April 3, 2015	April 4, 2014
Sales	$161,320	$174,281
Cost of sales	108,922	116,685
Gross profit	52,398	57,596
Operating expenses:
Selling, general and administrative expenses	22,609	21,755
Research, development and engineering costs, net	12,545	13,531
Other operating expenses (income), net	7,855	(214)
Total operating expenses	43,009	35,072
Operating income	9,389	22,524
Interest expense	1,120	1,084
Other income, net	(1,551)	(621)
Income before provision for income taxes	9,820	22,061
Provision for income taxes	1,812	7,139
Net income	$8,008	$14,922
Earnings per share:
Basic	$0.32	$0.61
Diluted	$0.31	$0.58
Weighted average shares outstanding:
Basic	25,264	24,614
Diluted	26,219	25,694
Comprehensive Income
Net income	$8,008	$14,922
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(1,825)	1,182
Net change in cash flow hedges, net of tax	(600)	77
Other comprehensive income (loss)	(2,425)	1,259
Comprehensive income	$5,583	$16,181
The accompanying notes are an integral part of these condensed consolidated financial statements.

GREATBATCH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—Unaudited
(in thousands)

	Three Months Ended
	April 3, 2015	April 4, 2014
Cash flows from operating activities:
Net income	$8,008	$14,922
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,178	9,252
Debt related amortization included in interest expense	193	192
Stock-based compensation	2,253	3,177
Other non-cash gains, net	(1,089)	(3,684)
Deferred income taxes	(568)	(590)
Changes in operating assets and liabilities:
Accounts receivable	14,311	(3,392)
Inventories	(8,746)	518
Prepaid expenses and other current assets	1,060	1,564
Accounts payable	(738)	(2,663)
Accrued expenses	(12,614)	(16,733)
Income taxes payable	(3,917)	4,438
Net cash provided by operating activities	7,331	7,001
Cash flows from investing activities:
Acquisition of property, plant and equipment	(15,380)	(5,974)
Proceeds from sale of orthopaedic product lines (Note 9)	—	2,531
Purchase of cost method investment	(2,000)	—
Net cash used in investing activities	(17,380)	(3,443)
Cash flows from financing activities:
Principal payments of long-term debt	(2,500)	(2,500)
Issuance of common stock	4,207	3,445
Other financing activities	(855)	(1,608)
Net cash provided by (used in) financing activities	852	(663)
Effect of foreign currency exchange rates on cash and cash equivalents	(608)	(35)
Net increase (decrease) in cash and cash equivalents	(9,805)	2,860
Cash and cash equivalents, beginning of period	76,824	35,465
Cash and cash equivalents, end of period	$67,019	$38,325
The accompanying notes are an integral part of these condensed consolidated financial statements.

GREATBATCH, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY — Unaudited
(in thousands)

							Accumulated
			Additional	Treasury			Other	Total
	Common Stock		Paid-In	Stock		Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Equity
At January 2, 2015	25,099	$25	$366,073	(28)	$(1,307)	$239,448	$9,123	$613,362
Stock-based compensation	—	—	2,251	—	—	—	—	2,251
Net shares issued under stock incentive plans	451	—	7,968	(95)	(4,617)	—	—	3,351
Shares contributed to 401(k) Plan	—	—	452	72	3,468	—	—	3,920
Net income	—	—	—	—	—	8,008	—	8,008
Total other comprehensive loss, net	—	—	—	—	—	—	(2,425)	(2,425)
At April 3, 2015	25,550	$25	$376,744	(51)	$(2,456)	$247,456	$6,698	$628,467
The accompanying notes are an integral part of these condensed consolidated financial statements.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

1.	BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information (Accounting Standards Codification (“ASC”) 270, Interim Reporting) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a full presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of Greatbatch, Inc. and its wholly-owned subsidiary, Greatbatch Ltd. (collectively “Greatbatch” or the “Company”), for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ materially from these estimates. The January 2, 2015 condensed consolidated balance sheet data was derived from audited consolidated financial statements but does not include all disclosures required by GAAP. For further information, refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended January 2, 2015. The Company utilizes a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31. The first quarter of 2015 and 2014 each contained 13 weeks and ended on April 3, and April 4, respectively.

2.	ACQUISITION
On August 12, 2014, the Company purchased all of the outstanding common stock of Centro de Construcción de Cardioestimuladores del Uruguay (“CCC”), headquartered in Montevideo, Uruguay. CCC is an active implantable neuromodulation medical device systems developer and manufacturer that produces a range of medical devices including implantable pulse generators, programmer systems, battery chargers, patient wands and leads. This acquisition allows the Company to more broadly partner with development stage medical device companies, complements the Company’s core discrete technology offerings and enhances the Company’s medical device innovation efforts.
This transaction was accounted for under the acquisition method of accounting. Accordingly, the operating results of CCC have been included in the Company’s QiG segment from the date of acquisition. For the three months ended April 3, 2015, CCC added approximately $3.9 million to the Company’s revenue and increased the Company’s net income by $0.1 million. The aggregate purchase price of $19.8 million was funded with cash on hand.
The cost of the acquisition was allocated to the assets acquired and liabilities assumed from CCC based on their fair values as of the closing date of the acquisition, with the amount exceeding the fair value of the net assets acquired being recorded as goodwill. The valuation of the assets acquired and liabilities assumed from CCC was finalized during the first quarter of 2015 and did not result in a material adjustment to the original valuation of net assets acquired, including goodwill.
The following table summarizes the allocation of the CCC purchase price to the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Assets acquired
Current assets	$10,670
Property, plant and equipment	1,131
Amortizing intangible assets	6,100
Goodwill	8,296
Total assets acquired	26,197
Liabilities assumed
Current liabilities	4,842
Deferred income taxes	1,590
Total liabilities assumed	6,432
Net assets acquired	$19,765

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

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
Technology – Technology consists of technical processes, unpatented technology, manufacturing know-how, trade secrets and the understanding with respect to products or processes that have been developed by CCC and that will be leveraged in current and future products. The fair value of technology acquired was determined utilizing the relief from royalty method, a form of the income approach, with a royalty rate of 3%. The weighted average amortization period of the technology is based upon management’s estimate of the product life cycle associated with the technology before they will be replaced by new technologies.
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

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

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
Pro Forma Results (Unaudited)
The following unaudited pro forma information presents the consolidated results of operations of the Company and CCC as if that acquisition occurred as of the beginning of fiscal year 2013 (in thousands, except per share amounts):

	Three Months Ended
	April 3, 2015	April 4, 2014
Sales	$161,320	$177,709
Net income	8,008	15,258
Earnings per share:
Basic	$0.32	$0.62
Diluted	$0.31	$0.59
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

3.	SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended
(in thousands)	April 3, 2015	April 4, 2014
Noncash investing and financing activities:
Common stock contributed to 401(k) Plan	$3,920	$4,341
Property, plant and equipment purchases included in accounts payable	943	1,180

4.	INVENTORIES
Inventories are comprised of the following (in thousands):

	As of
	April 3, 2015	January 2, 2015
Raw materials	$76,738	$73,354
Work-in-process	43,402	38,930
Finished goods	17,849	16,958
Total	$137,989	$129,242

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

5.	INTANGIBLE ASSETS
Amortizing intangible assets are comprised of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount
At April 3, 2015
Purchased technology and patents	$95,776	$(77,468)	$1,966	$20,274
Customer lists	72,857	(33,208)	1,374	41,023
Other	4,534	(4,684)	803	653
Total amortizing intangible assets	$173,167	$(115,360)	$4,143	$61,950
At January 2, 2015
Purchased technology and patents	$95,776	$(75,894)	$1,966	$21,848
Customer lists	72,857	(31,460)	1,374	42,771
Other	4,534	(4,619)	803	718
Total amortizing intangible assets	$173,167	$(111,973)	$4,143	$65,337
Aggregate intangible asset amortization expense is comprised of the following (in thousands):

	Three Months Ended
	April 3, 2015	April 4, 2014
Cost of sales	$1,471	$1,563
Selling, general and administrative expenses	1,813	1,717
Research, development and engineering costs, net	103	201
Total intangible asset amortization expense	$3,387	$3,481
Estimated future intangible asset amortization expense based on the current carrying value is as follows (in thousands):

Estimated Amortization Expense
Remainder of 2015	$9,600
2016	10,795
2017	9,520
2018	7,114
2019	5,431
Thereafter	19,490
Total estimated amortization expense	$61,950
Indefinite-lived intangible assets are comprised of the following (in thousands):

Trademarks and Tradenames
At January 2, 2015	$20,288
At April 3, 2015	$20,288

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

The change in goodwill is as follows (in thousands):

	Greatbatch Medical	QiG	Total
At January 2, 2015	$304,297	$50,096	$354,393
Foreign currency translation	(332)	—	(332)
At April 3, 2015	$303,965	$50,096	$354,061

6.	DEBT
Long-term debt is comprised of the following (in thousands):

	As of
	April 3, 2015	January 2, 2015
Variable rate term loan	$185,000	$187,500
Revolving line of credit	—	—
Total debt	185,000	187,500
Less current portion of long-term debt	12,500	11,250
Total long-term debt	$172,500	$176,250
Credit Facility – The Company has a credit facility (the “Credit Facility”) that provides a $300 million revolving credit facility (the “Revolving Credit Facility”), a $200 million term loan (the “Term Loan”), a $15 million letter of credit subfacility, and a $15 million swingline subfacility. The Revolving Credit Facility can be increased by $200 million upon the Company’s request and approval by the lenders. The Revolving Credit Facility has a maturity date of September 20, 2018, which may be extended to September 20, 2019 upon notice by the Company and subject to certain conditions. The principal of the Term Loan is payable in quarterly installments as specified in the Credit Facility until its maturity date of September 20, 2019 when the unpaid balance is due in full.
The Credit Facility is secured by the Company’s non-realty assets including cash, accounts receivable and inventories. Interest rates on the Revolving Credit Facility and Term Loan are, at the Company’s option either at: (i) the prime rate plus the applicable margin, which ranges between 0.0% and 0.75%, based on the Company’s total leverage ratio or (ii) the applicable LIBOR rate plus the applicable margin, which ranges between 1.375% and 2.75%, based on the Company’s total leverage ratio. Loans under the swingline subfacility will bear interest at the prime rate plus the applicable margin, which ranges between 0.0% and 0.75%, based on the Company’s total leverage ratio. The Company is also required to pay a commitment fee, which varies between 0.175% and 0.25%, depending on the Company’s total leverage ratio.
The Credit Facility contains limitations on the incurrence of indebtedness, liens and licensing of intellectual property, investments, and certain payments. The Credit Facility permits the Company to engage in the following activities up to an aggregate amount of $300 million: 1) permitted acquisitions in the aggregate not to exceed $250 million; 2) other investments in the aggregate not to exceed $100 million; 3) stock repurchases and dividends not to exceed $150 million in the aggregate; and 4) investments in foreign subsidiaries not to exceed $20 million in the aggregate. At any time that the total leverage ratio of the Company for the two most recently ended fiscal quarters is less than 2.75 to 1.0, the Company may make an election to reset each of the amounts specified above. Additionally, these limitations can be waived upon the Company’s request and approval of a majority of the lenders. As of April 3, 2015, the Company had available to it 100% of the above limits except for the aggregate, acquisitions and other investments limit which are now $275 million, $230 million, and $95 million, respectively.
The Credit Facility requires the Company to maintain a rolling four quarter ratio of adjusted EBITDA to interest expense of at least 3.0 to 1.0, and a total leverage ratio of not greater than 4.5 to 1.0 decreasing to not greater than 4.25 to 1.0 after January 2, 2016. The calculation of adjusted EBITDA and total leverage ratio excludes non-cash charges, extraordinary, unusual, or non-recurring expenses or losses, non-cash stock-based compensation, and non-recurring expenses or charges incurred in connection with permitted acquisitions. As of April 3, 2015, the Company was in compliance with all covenants under the Credit Facility.
The Credit Facility contains customary events of default. Upon the occurrence and during the continuance of an event of default, a majority of the lenders may declare the outstanding advances and all other obligations under the Credit Facility immediately due and payable.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

As of April 3, 2015, the weighted average interest rate on borrowings under the Credit Facility, which does not take into account the impact of the Company’s interest rate swap, was 1.57%. As of April 3, 2015, the Company had $300 million of borrowing capacity available under the Revolving Credit Facility. This borrowing capacity may vary from period to period based upon the debt and EBITDA levels of the Company, which impacts the covenant calculations described above.
Interest Rate Swaps – From time to time, the Company enters into interest rate swap agreements in order to hedge against potential changes in cash flows on the outstanding borrowings on the Credit Facility. The variable rate received on the interest rate swaps and the variable rate paid on the debt have the same rate of interest, excluding the credit spread, indexed to the one-month LIBOR rate and reset and pay interest on the same date. During 2012, the Company entered into a three-year $150 million interest rate swap, which amortizes $50 million per year. During 2014, the Company entered into an additional interest rate swap. The first $45 million of notional amount of the swap was effective February 20, 2015, and the second $45 million of notional amount is effective February 22, 2016. The notional amount of the swap amortizes $10 million per year beginning on February 21, 2017, with the remaining settled on the termination date of the swap agreement on September 20, 2019. These swaps are being accounted for as cash flow hedges.
Information regarding the Company’s outstanding interest rate swaps as of April 3, 2015 is as follows (dollars in thousands):

Instrument	Type of Hedge	Notional Amount	Start Date	End Date	Pay Fixed Rate	Current Receive Floating Rate	Fair Value	Balance Sheet Location
Interest rate swap	Cash flow	$50,000	Feb-13	Feb-16	0.573%	0.176%	$(127)	Accrued Expenses
Interest rate swap	Cash flow	$90,000	Feb-15	Sept-19	1.921%	0.176%	$(2,194)	Other Long-Term Liabilities
The estimated fair value of the interest rate swap agreements represents the amount the Company expects to receive (pay) to terminate the contracts. No portion of the change in fair value of the Company’s interest rate swaps during the three months ended April 3, 2015 and April 4, 2014 were considered ineffective. The amount recorded as Interest Expense during the three months ended April 3, 2015 and April 4, 2014 related to the Company’s interest rate swaps was $0.2 million and $0.1 million, respectively.
The expected future minimum principal payments under the Term Loan as of April 3, 2015 are as follows (in thousands):

Remainder of 2015	$8,750
2016	16,250
2017	20,000
2018	20,000
2019	120,000
Total	$185,000

Deferred Financing Fees – The change in deferred financing fees is as follows (in thousands):

At January 2, 2015	$3,087
Amortization during the period	(193)
At April 3, 2015	$2,894

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

7.	BENEFIT PLANS
The Company is required to provide its employees located in Switzerland, Mexico, and France certain statutorily mandated defined benefits. Under these plans, benefits accrue to employees based upon years of service, position, age, and compensation. The defined benefit pension plan provided to the Company’s employees located in Switzerland is a funded contributory plan, while the plans that provide benefits to the Company’s employees located in Mexico and France are unfunded and noncontributory. The liability and corresponding expense related to these benefit plans is based on actuarial computations of current and future benefits for employees.
The change in net defined benefit plan liability is as follows (in thousands):

At January 2, 2015	$2,406
Net defined benefit cost	105
Foreign currency translation	(176)
At April 3, 2015	$2,335
Net defined benefit cost is comprised of the following (in thousands):

	Three Months Ended
	April 3, 2015	April 4, 2014
Service cost	$79	$52
Interest cost	15	19
Amortization of net loss	14	6
Expected return on plan assets	(3)	—
Net defined benefit cost	$105	$77

8.	STOCK-BASED COMPENSATION
The components and classification of stock-based compensation expense were as follows (in thousands):

	Three Months Ended
	April 3, 2015	April 4, 2014
Stock options	$619	$604
Restricted stock and restricted stock units	1,634	1,557
401(k) Plan stock contribution	—	1,016
Total stock-based compensation expense	$2,253	$3,177

Cost of sales	$260	$911
Selling, general and administrative expenses	1,761	1,923
Research, development and engineering costs, net	232	343
Total stock-based compensation expense	$2,253	$3,177
The weighted average fair value and assumptions used to value options granted are as follows:

	Three Months Ended
	April 3, 2015	April 4, 2014
Weighted average fair value	$12.07	$16.41
Risk-free interest rate	1.55%	1.73%
Expected volatility	26%	39%
Expected life (in years)	5	5
Expected dividend yield	—%	—%

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

The following table summarizes time-vested stock option activity:

	Number of Time-Vested Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In Millions)
Outstanding at January 2, 2015	1,471,498	$25.32
Granted	265,841	48.68
Exercised	(159,229)	23.20
Forfeited or expired	(15,410)	33.99
Outstanding at April 3, 2015	1,562,700	$29.43	6.6	$42.7
Exercisable at April 3, 2015	1,123,451	$24.10	5.6	$36.6
The following table summarizes performance-vested stock option activity:

	Number of Performance- Vested Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In Millions)
Outstanding at January 2, 2015	118,839	$23.24
Exercised	(22,637)	22.71
Outstanding at April 3, 2015	96,202	$23.36	2.8	$3.2
Exercisable at April 3, 2015	96,202	$23.36	2.8	$3.2
The following table summarizes time-vested restricted stock and restricted stock unit activity:

	Time-Vested Activity	Weighted Average Fair Value
Nonvested at January 2, 2015	67,832	$36.22
Granted	36,182	49.04
Vested	(3,500)	48.63
Forfeited	(4,106)	40.78
Nonvested at April 3, 2015	96,408	$40.39
The following table summarizes performance-vested restricted stock and restricted stock unit activity:

	Performance- Vested Activity	Weighted Average Fair Value
Nonvested at January 2, 2015	716,163	$19.57
Granted	179,940	32.92
Vested	(270,198)	15.30
Forfeited	(14,585)	24.67
Nonvested at April 3, 2015	611,320	$25.27

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

9.	OTHER OPERATING EXPENSES (INCOME), NET
Other Operating Expenses (Income), Net is comprised of the following (in thousands):

	Three Months Ended
	April 3, 2015	April 4, 2014
2014 investments in capacity and capabilities	$6,455	$—
Orthopaedic optimization costs (income)	473	(1,157)
2013 operating unit realignment	—	1,003
Other consolidation and optimization income, net	—	(61)
Acquisition and integration costs (income)	66	(428)
Asset dispositions, severance and other	861	429
	$7,855	$(214)
2014 investments in capacity and capabilities. In 2014, the Company announced several initiatives to invest in capacity and capabilities and to better align its resources to meet its customers’ needs and drive organic growth and profitability. These included the following:

•
Functions currently performed at the Company’s facility in Plymouth, MN to manufacture catheters and introducers will transfer into the Company’s existing facility in Tijuana, Mexico. This initiative is expected to be substantially completed by the first half of 2016 and is dependent upon our customer’s validation and qualification of the transferred products.

•
Functions currently performed at the Company’s facilities in Beaverton, OR and Raynham, MA to manufacture products for the portable medical market will transfer to a new facility in Tijuana, Mexico. This initiative is expected to be substantially completed by the end of 2015 and is dependent upon our customer’s validation and qualification of the transferred products. Products currently manufactured at the Beaverton facility, which do not serve the portable medical market, are planned to transfer to the Company’s Raynham facility.

•	The design engineering responsibilities previously performed at the Company’s Cleveland, OH facility was transferred to the Company’s facilities in Minnesota in 2014.

•
Establishing a commercial hub at the Company’s global headquarters in Frisco, Texas. This initiative built upon the investment the Company has made in its global sales and marketing function and is expected to be completed in the first half of 2015.

The total capital investment expected for these initiatives is between $25.0 million and $27.0 million, of which $13.0 million has been expended through April 3, 2015. Total restructuring charges expected to be incurred in connection with this realignment are between $29.0 million and $34.0 million, of which $15.4 million has been incurred through April 3, 2015. Expenses related to this initiative are recorded within the applicable segment and corporate cost centers that the expenditures relate to and include the following:

•Severance and retention: $7.0 million - $9.0 million;
•Accelerated depreciation and asset write-offs: $2.0 million - $3.0 million; and
•Other: $20.0 million - $22.0 million
Other costs primarily consist of costs to relocate certain equipment and personnel, duplicate personnel costs, disposal and travel expenditures. All expenses are cash expenditures, except accelerated depreciation and asset write-offs.
The change in accrued liabilities related to the 2014 investments in capacity and capabilities is as follows (in thousands):

	Severance and Retention	Accelerated Depreciation/Asset Write-offs	Other	Total
At January 2, 2015	$1,163	$—	$1,066	$2,229
Restructuring charges	549	—	5,906	6,455
Cash payments	(100)	—	(5,590)	(5,690)
At April 3, 2015	$1,612	$—	$1,382	$2,994

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

Orthopaedic optimization costs (income). In 2010, the Company began updating its Indianapolis, IN facility to streamline operations, consolidate two buildings, increase capacity, further expand capabilities and reduce dependence on outside suppliers. This initiative was completed in 2011.
In 2011, the Company began construction on an orthopaedic manufacturing facility in Fort Wayne, IN and transferred manufacturing operations being performed at its Columbia City, IN location into this new facility. This initiative was completed in 2012.
During 2012, the Company transferred manufacturing and development operations performed at its facilities in Orvin and Corgemont, Switzerland into existing facilities in Fort Wayne, IN and Tijuana, Mexico. In connection with this consolidation, in 2013, the Company sold assets related to certain non-core Swiss orthopaedic product lines to an independent third party. The purchase agreement provided the Company with an earn-out payment based upon the amount of inventory consumed by the purchaser within one year after the close of the transaction. As a result of this earn out, a gain of $2.5 million was recorded in Other Operating Expenses (Income), Net in the first quarter of 2014. During 2014, the Company transferred $2.1 million of assets relating to the Company’s Orvin, Switzerland property to held for sale and recognized a $0.4 million impairment charge in the fourth quarter of 2014.
During 2013, the Company began a project to expand its Chaumont, France facility in order to enhance its capabilities and fulfill larger volume customer supply agreements. This initiative is expected to be completed over the next three years.
The total capital investment expected to be incurred for these initiatives is between $30 million and $35 million, of which $25.3 million has been expended through April 3, 2015. Total expense expected to be incurred for these initiatives is between $45 million and $48 million, of which $43.0 million has been incurred through April 3, 2015. All expenses have been and will be recorded within the Greatbatch Medical segment and are expected to include the following:

•	Severance and retention: approximately $11 million;

•	Accelerated depreciation and asset write-offs: approximately $13 million; and

•	Other: $21 million – $24 million
Other costs include production inefficiencies, moving, revalidation, personnel, training, and travel costs associated with these consolidation projects. All expenses are cash expenditures, except accelerated depreciation and asset write-offs.
The change in accrued liabilities related to the orthopaedic facility optimization is as follows (in thousands):

	Severance and Retention	Accelerated Depreciation/Asset Write-offs	Other	Total
At January 2, 2015	$—	$—	$287	$287
Restructuring charges	—	—	473	473
Cash payments	—	—	(473)	(473)
At April 3, 2015	$—	$—	$287	$287
2013 operating unit realignment. In 2013, the Company initiated a plan to realign its operating structure in order to optimize its continued focus on profitable growth. As part of this initiative, the sales and marketing and operations groups of its former Implantable Medical and Electrochem Solutions reportable segments were combined into one sales and marketing group and one operations group each serving Greatbatch Medical. This initiative was completed during 2014. Total restructuring charges incurred in connection with this realignment were $6.6 million. Expenses related to this initiative were recorded within the applicable segment that the expenditures relate to and included the following:

•Severance and retention: $5.0 million; and
•Other: $1.6 million
Other costs primarily consisted of relocation and travel expenditures. All expenses were cash expenditures.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

Asset dispositions, severance and other. During 2015 and 2014, the Company recorded losses in connection with various asset disposals and/or write-downs. During the first quarter of 2015, the Company initiated plans to spin-off Algostim, LLC (“Algostim”). Algostim is a subsidiary of QiG Group (“QiG”), which was established in 2008 to design and develop a broad-based neurostimulation platform. Algostim’s Algovita Spinal Cord Stimulation system is the first application of the platform, with additional QiG applications currently in development. During the first three months of 2015, the Company incurred $0.5 million of legal and professional costs in connection with the proposed spin-off. Expenses related to this initiative will be recorded within the applicable segment and corporate cost centers that the expenditures relate to. Transaction related costs for the spin-off are estimated to be between $8 million to $12 million. Refer to Note 15 “Business Segment, Geographic and Concentration Risk Information” for additional discussion on the proposed spin-off. During 2014, the Company recorded charges in connection with its business reorganization to align its contract manufacturing operations. Those costs primarily related to consulting and IT development projects, which were completed in the fourth quarter of 2014.

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
As of April 3, 2015, the balance of unrecognized tax benefits is approximately $1.9 million. It is reasonably possible that a reduction of up to $0.5 million of the balance of unrecognized tax benefits may occur within the next twelve months as a result of potential audit settlements. Approximately $1.5 million of the balance of unrecognized tax benefits would favorably impact the effective tax rate, net of federal benefit on state issues, if recognized.

11.	COMMITMENTS AND CONTINGENCIES
Litigation – On December 21, 2012, the Company and several other unaffiliated parties were named as defendants in a personal injury and wrongful death action filed in the 113th Judicial District Court of Harris County, Texas. The complaint sought damages alleging marketing and product defects and failure to warn, negligence and gross negligence relating to a product the Company manufactured and sold to a customer, one of the other named defendants. The Company’s customer, in turn, incorporated the Greatbatch product into its own product which it sold to a third party, another named defendant. The Company was indemnified by its customer against any loss in the matter. On December 3, 2014, the District Court granted the Company’s motion for summary judgment and dismissed all claims against the Company. That ruling was subject to appeal by the plaintiffs. In February 2015, the plaintiffs entered into a settlement agreement with the Company’s customer that released the Company from all claims for liability in the matter.
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

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

Product Warranties – The Company generally warrants that its products will meet customer specifications and will be free from defects in materials and workmanship. The change in product warranty liability was comprised of the following (in thousands):

At January 2, 2015	$660
Additions to warranty reserve	691
Warranty claims paid	(72)
At April 3, 2015	$1,279
Purchase Commitments – Contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. The Company’s purchase orders are normally based on its current manufacturing needs and are fulfilled by its vendors within short time horizons. The Company also enters into blanket orders with vendors that have preferred pricing and terms; however, these orders are normally cancelable without penalty. As of April 3, 2015, the total contractual obligation related to such expenditures is approximately $40.6 million and will primarily be financed by existing cash and cash equivalents, cash generated from operations, or the Credit Facility. The Company also enters into contracts for outsourced services; however, the obligations under these contracts were not significant and the contracts generally contain clauses allowing for cancellation without significant penalty.
Operating Leases – The Company is a party to various operating lease agreements for buildings, machinery, equipment, and software. The Company primarily leases buildings, which accounts for the majority of the future lease payments. Minimum future estimated operating lease expenses are as follows (in thousands):

Remainder of 2015	$4,525
2016	6,006
2017	3,909
2018	3,489
2019	3,418
Thereafter	13,938
Total estimated operating lease expense	$35,285
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
Foreign Currency Contracts – The Company has entered into forward contracts to purchase Mexican pesos in order to hedge the risk of peso-denominated payments associated with operations at its Tijuana, Mexico facility. The impact to the Company’s results of operations from these forward contracts was as follows (in thousands):

	Three Months Ended
	April 3, 2015	April 4, 2014
Addition (reduction) in cost of sales	$244	$(164)
Ineffective portion of change in fair value	—	—

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

Information regarding outstanding foreign currency contracts as of April 3, 2015 is as follows (dollars in thousands):

Instrument	Type of Hedge	Aggregate Notional Amount	Start Date	End Date	$/Peso	Fair Value	Balance Sheet Location
FX Contract	Cash flow	$12,660	Jan-15	Dec-15	0.0734	$(1,128)	Accrued Expenses
FX Contract	Cash flow	$2,360	Mar-15	Dec-15	0.0656	$45	Other Current Assets
FX Contract	Cash flow	$15,081	Jan-16	Dec-16	0.0656	$(77)	Other Long-Term Liabilities
Self-Insured Medical Plan – The Company self-funds the medical insurance coverage provided to its U.S. based employees. The Company has specific stop loss coverage for claims incurred during 2015 exceeding $250 thousand per associate with no annual maximum aggregate stop loss coverage. As of April 3, 2015, the Company had $1.5 million accrued related to the self-insurance of its medical plan. This accrual is recorded in Accrued Expenses in the Condensed Consolidated Balance Sheet and is primarily based upon claim history.

12.	EARNINGS PER SHARE (“EPS”)
The following table illustrates the calculation of Basic and Diluted EPS (in thousands, except per share amounts):

	Three Months Ended
	April 3, 2015	April 4, 2014
Numerator for basic and diluted EPS:
Net income	$8,008	$14,922
Denominator for basic EPS:
Weighted average shares outstanding	25,264	24,614
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units	955	1,080
Denominator for diluted EPS	26,219	25,694
Basic EPS	$0.32	$0.61
Diluted EPS	$0.31	$0.58
The diluted weighted average share calculations do not include the following securities, which are not dilutive to the EPS calculations or the performance criteria have not been met:

	Three Months Ended
	April 3, 2015	April 4, 2014
Time-vested stock options, restricted stock and restricted stock units	266,000	193,000
Performance-vested restricted stock units	11,900	5,900

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

13.	ACCUMULATED OTHER COMPREHENSIVE INCOME
Accumulated Other Comprehensive Income is comprised of the following (in thousands):

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total Pre-Tax Amount	Tax	Net-of-Tax Amount
At January 2, 2015	$(1,181)	$(2,558)	$11,450	$7,711	$1,412	$9,123
Unrealized loss on cash flow hedges	—	(1,347)	—	(1,347)	470	(877)
Realized loss on foreign currency hedges	—	244	—	244	(85)	159
Realized loss on interest rate swap hedges	—	181	—	181	(63)	118
Foreign currency translation loss	—	—	(1,825)	(1,825)	—	(1,825)
At April 3, 2015	$(1,181)	$(3,480)	$9,625	$4,964	$1,734	$6,698

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total Pre-Tax Amount	Tax	Net-of-Tax Amount
At January 3, 2014	$(672)	$(468)	$14,952	$13,812	$546	$14,358
Unrealized gain on cash flow hedges	—	150	—	150	(53)	97
Realized gain on foreign currency hedges	—	(164)	—	(164)	57	(107)
Realized loss on interest rate swap hedges	—	132	—	132	(45)	87
Foreign currency translation gain	—	—	1,182	1,182	—	1,182
At April 4, 2014	$(672)	$(350)	$16,134	$15,112	$505	$15,617
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
Foreign Currency Contracts – The fair value of foreign currency contracts are determined through the use of cash flow models that utilize observable market data inputs to estimate fair value. These observable market data inputs include foreign exchange rate and credit spread curves. In addition, the Company received fair value estimates from the foreign currency contract counterparty to verify the reasonableness of the Company’s estimates. The Company’s foreign currency contracts are categorized in Level 2 of the fair value hierarchy. The fair value of the Company’s foreign currency contracts will be realized as Cost of Sales as the inventory, which the contracts are hedging the cash flows to produce, is sold, of which approximately $1.1 million is expected to be realized within the next twelve months.
Interest Rate Swaps – The fair value of the Company’s interest rate swaps outstanding at April 3, 2015 were determined through the use of a cash flow model that utilizes observable market data inputs. These observable market data inputs include LIBOR, swap rates, and credit spread curves. In addition, the Company received a fair value estimate from the interest rate swap counterparty to verify the reasonableness of the Company’s estimate. This fair value calculation was categorized in Level 2 of the fair value hierarchy. The fair value of the Company’s interest rate swaps will be realized as Interest Expense as interest on the Credit Facility is accrued.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

The following table provides information regarding assets and liabilities recorded at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
	At April 3,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2015	(Level 1)	(Level 2)	(Level 3)
Assets
Foreign currency contracts (Note 11)	$45	$—	$45	$—
Liabilities
Foreign currency contracts	$1,205	$—	$1,205	$—
Interest rate swap (Note 6)	2,321	—	2,321	—
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Fair value standards also apply to certain assets and liabilities that are measured at fair value on a nonrecurring basis. The carrying amounts of cash, accounts receivable, accounts payable, accrued expenses, and current portion of long-term debt approximate fair value because of the short-term nature of these items. As of April 3, 2015, the fair value of the Company’s variable rate long-term debt approximates its carrying value and is categorized in Level 2 of the fair value hierarchy. A summary of the valuation methodologies for assets and liabilities measured on a nonrecurring basis is as follows:
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
Potential recoverability is measured by comparing the carrying amount of the asset or asset group to its related total future undiscounted cash flows. If the carrying value is not recoverable, the asset or asset group is considered to be impaired. Impairment is measured by comparing the asset or asset group’s carrying amount to its fair value. When it is determined that useful lives are shorter than originally estimated, and no impairment is present, the rate of depreciation is accelerated in order to fully depreciate the assets over their new shorter useful lives. The Company did not record any impairment charges related to its long-lived assets during the first three months of 2015 or 2014.
Goodwill and Indefinite-lived Intangible Assets – Goodwill and other indefinite lived intangible assets recorded are not amortized but are periodically tested for impairment. The Company assesses goodwill for impairment on the last day of each fiscal year, or more frequently if certain events occur as described above. Goodwill is evaluated for impairment through the comparison of the fair value of the reporting units to their carrying values. When evaluating goodwill for impairment, the Company may first perform an assessment of qualitative factors to determine if the fair value of the reporting unit is more-likely-than-not greater than its carrying amount. This qualitative assessment is referred to as a “step zero” approach. If, based on the review of the qualitative factors, the Company determines it is more-likely-than-not that the fair value of the reporting unit is greater than its carrying value, the required two-step impairment test can be bypassed. If the Company does not perform a step zero assessment or if the fair value of the reporting unit is more-likely-than-not less than its carrying value, the Company must perform a two-step impairment test, and calculate the estimated fair value of the reporting unit. If, based upon the two-step impairment test, it is determined that the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the goodwill within the reporting unit is less than its carrying value. Under the two-step approach, fair values for reporting units are determined based on discounted cash flows and market multiples.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

Other indefinite lived intangible assets are assessed for impairment on the last day of each fiscal year, or more frequently if certain events occur as described above, by comparing the fair value of the intangible asset to its carrying value. The fair value is determined by using the income approach.
The Company did not record any impairment charges related to its indefinite-lived intangible assets, including goodwill, during the first three months of 2015 or 2014, respectively. See Note 5 “Intangible Assets” for additional information on the Company’s intangible assets.
Cost and Equity Method Investments – The Company holds investments in equity and other securities that are accounted for as either cost or equity method investments, which are classified as Other Assets. The total carrying value of these investments is reviewed quarterly for changes in circumstance or the occurrence of events that suggest the Company’s investment may not be recoverable. The fair value of cost or equity method investments is not adjusted if there are no identified events or changes in circumstances that may have a material effect on the fair value of the investments. Gains and losses realized on cost and equity method investments are recorded in Other Income, Net, unless separately stated. The aggregate recorded amount of cost and equity method investments at April 3, 2015 and January 2, 2015 was $17.0 million and $14.5 million, respectively. The Company’s equity method investment is in a Chinese venture capital fund focused on investing in life sciences companies. This fund accounts for its investments at fair value with the unrealized change in fair value of these investments recorded as income or loss to the fund in the period of change. As of April 3, 2015, the Company owned 7.3% of this fund.
During the first quarter of 2015 and 2014, the Company did not recognize any impairment charges related to its cost method investments. The fair value of these investments is determined by reference to recent sales data of similar shares to independent parties in an inactive market. This fair calculation is categorized in Level 2 of the fair value hierarchy. During the first quarter of 2015 and 2014, the Company recognized a net gain on equity method investments of $0.5 million and $0.8 million, respectively.

15.	BUSINESS SEGMENT, GEOGRAPHIC AND CONCENTRATION RISK INFORMATION
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

•	Orthopaedic: Products include implants, instruments and delivery systems for large joint, spine, extremity and trauma procedures.

•	Portable Medical: Products include automated external defibrillators, portable oxygen concentrators, ventilators, and powered surgical tools.

•
Vascular: Products include introducers, steerable sheaths, and catheters that deliver therapies for various markets such as coronary and neurovascular disease, peripheral vascular disease, interventional radiology, vascular access, atrial fibrillation, and interventional cardiology, plus products for medical imaging and pharmaceutical delivery.

•	Energy, Military, and Environmental: Products include primary and rechargeable batteries and battery packs for demanding applications such as down hole drilling tools.
Greatbatch Medical also offers value-added assembly and design engineering services for medical devices that utilize its component products.
QiG focuses on developing medical device systems for some of healthcare’s most pressing challenges and reflects Greatbatch’s strategic evolution of its product offerings in order to raise the growth and profitability profile of the Company. QiG utilizes a disciplined and diversified portfolio approach with three investment modes: new medical device systems commercialization, collaborative programs with original equipment manufacturers (“OEM”) customers, and strategic equity positions in emerging healthcare companies. The development of certain new medical device systems are facilitated through the establishment of limited liability companies (“LLCs”). These LLCs do not own, but have the exclusive right to use the technology of Greatbatch in certain, specific fields of use and have an exclusive manufacturing agreement with Greatbatch Medical. QiG currently owns 89% - 100% of three LLCs. Minority interest in these LLCs are held by key opinion leaders, clinicians and strategic partners. Under the agreements governing these LLCs, QiG is responsible for 100% of the expenses incurred by the LLC. However, no

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

distributions are made to the minority holders until QiG is reimbursed for all expenses paid. Once QiG has been fully reimbursed, all future distributions are made based upon the respective LLCs ownership percentages.
One of the LLCs owned by QiG is Algostim, which was established in 2008 to design and develop a broad-based neurostimulation platform. Algostim’s Algovita Spinal Cord Stimulation (“SCS”) system is the first application of QiG’s neurostimulation platform, with additional QiG applications currently in development. Algovita was submitted for premarket approval (“PMA”) to the United States Food & Drug Administration (“FDA”) in December 2013 and in January 2014 documentation for European CE Mark was submitted to the notified body, TÜV SÜD America. CE Mark approval was obtained on June 17, 2014. During the first quarter of 2015, Greatbatch was informed by the FDA that it has determined that the PMA application is approvable subject to an FDA inspection that finds the manufacturing facilities, methods and controls in compliance with the applicable requirements of the Quality System regulation. On April 30, 2015, the Company announced its proposal to spin-off Algostim. The spin-off would create a new publicly traded company focused on commercializing the Algovita SCS system to treat chronic intractable pain of the trunk and/or limbs, with Greatbatch Medical continuing to manufacture Algovita under a long term supply agreement with the new public company.
QiG revenue includes sales of neural interface technology, components and systems to the neuroscience and clinical markets, and a limited release of Algovita in Europe. As further discussed in Note 2 “Acquisition,” in August 2014, the Company acquired CCC, a neuromodulation medical device developer and manufacturer for development stage companies. As a result of this transaction, QiG revenue for 2015 also includes sales of various medical device products such as implantable pulse generators, programmer systems, battery chargers, patient wands and leads to medical device companies. In addition to the above, future income of QiG is expected to come from various other sources including investment gains from sales of its LLC ownership interests, technology licensing fees, royalty revenue, and/or the sales of medical device systems.
An analysis and reconciliation of the Company’s business segment, product line and geographic information to the respective information in the Condensed Consolidated Financial Statements follows. Sales by geographic area are presented by allocating sales from external customers based on where the products are shipped to (in thousands):

	Three Months Ended
	April 3, 2015	April 4, 2014
Sales:
Greatbatch Medical
Cardiac/Neuromodulation	$76,273	$86,780
Orthopaedic	38,971	36,431
Portable Medical	13,667	19,203
Vascular	10,356	13,050
Energy, Military, Environmental	17,710	18,131
Total Greatbatch Medical	156,977	173,595
QiG	5,047	686
Elimination of Intersegment Sales(a)	(704)	—
Total sales	$161,320	$174,281

(a)	Intersegment sales between Greatbatch Medical and QiG are eliminated in consolidation and are included in Greatbatch Medical’s cardiac and neuromodulation product line.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

	Three Months Ended
	April 3, 2015	April 4, 2014
Segment income from operations:
Greatbatch Medical	$21,753	$35,128
QiG	(5,450)	(5,913)
Total segment income from operations	16,303	29,215
Unallocated operating expenses	(6,914)	(6,691)
Operating income as reported	9,389	22,524
Unallocated other income (expense)	431	(463)
Income before provision for income taxes	$9,820	$22,061

	Three Months Ended
	April 3, 2015	April 4, 2014
Sales by geographic area:
United States	$70,516	$81,112
Non-Domestic locations:
Puerto Rico	34,016	34,598
Belgium	17,367	15,979
Rest of world	39,421	42,592
Total sales	$161,320	$174,281
Three customers accounted for a significant portion of the Company’s sales as follows:

	Three Months Ended
	April 3, 2015	April 4, 2014
Customer A	22%	21%
Customer B	18%	15%
Customer C	14%	12%
Total	54%	48%
Long-lived tangible assets by geographic area are as follows (in thousands):

	As of
	April 3, 2015	January 2, 2015
United States	$113,067	$113,851
Rest of world	38,283	31,074
Total	$151,350	$144,925

16.	IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
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
In April 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-03, “Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” which changes the presentation of debt issuance costs in the financial statements. Under this ASU, the Company will present debt issuance costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. The guidance in this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Company will apply the new guidance retrospectively to all prior periods presented beginning in the first quarter of

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

fiscal year 2016. As disclosed in Note 6 “Debt,” as of April 3, 2015, the Company had $2.9 million of debt related deferred financing costs recorded within Other Assets in the Condensed Consolidated Balance Sheet, which will be reclassified as a deduction from Long-Term Debt upon adoption of this ASU.
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” The core principle behind ASU 2014-09 is that an entity should recognize revenue in an amount that reflects the consideration to which the entity expects to be entitled in exchange for delivering goods and services. This model involves a five-step process that includes identifying the contract with the customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations in the contract and recognizing revenue when the entity satisfies the performance obligations. This ASU will supersede existing revenue recognition guidance and is effective for annual reporting periods beginning after December 15, 2017, with early application not permitted. This ASU allows two methods of adoption; a full retrospective approach where three years of financial information are presented in accordance with the new standard, and a modified retrospective approach where this ASU is applied to the most current period presented in the financial statements. The Company is currently assessing the financial impact of adopting the new standard and the methods of adoption; however, given the scope of the new standard, the company is currently unable to provide a reasonable estimate regarding the financial impact or which method of adoption will be elected.
In April 2014, the FASB issued ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which amends the definition of a discontinued operation and requires entities to provide additional disclosures about disposal transactions that do not meet the discontinued operations criteria. The revised guidance changes how entities identify and disclose information about disposal transactions under U.S. GAAP. This ASU is effective prospectively for all disposals (except disposals classified as held for sale before the adoption date) or components initially classified as held for sale in periods beginning on or after December 15, 2014, with early adoption permitted. This ASU is applicable for disposal transactions, if any, that the Company enters into after January 2, 2015, and did not materially impact the Company’s Condensed Consolidated Financial Statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Business
We have two reportable segments: Greatbatch Medical and QiG Group (“QiG”). Greatbatch Medical designs and manufactures products where Greatbatch either owns the intellectual property or has unique manufacturing and assembly expertise. These products include medical devices and components for the cardiac, neuromodulation, orthopaedics, portable medical, vascular, and energy markets among others. Our Greatbatch Medical segment also offers value-added assembly and design engineering services for medical devices that utilize its component products.
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
In April 2015, we announced our proposal to spin-off Algostim, LLC (“Algostim”). Algostim is a subsidiary of QiG, which was established in 2008 to design and develop a broad-based neurostimulation platform. Algostim’s Algovita Spinal Cord Stimulation (“SCS”) system is the first application of the QiG neurostimulation platform, with additional QiG applications currently in development. The spin-off would create a new publicly traded company focused on commercializing the Algovita SCS system to treat chronic intractable pain of the trunk and/or limbs, with Greatbatch Medical continuing to manufacture Algovita under a long term supply agreement with the new public company.
Our Acquisition
On August 12, 2014, we purchased all of the outstanding common stock of Centro de Construcción de Cardioestimuladores del Uruguay (“CCC”), headquartered in Montevideo, Uruguay. CCC is an active implantable neuromodulation medical device systems developer and manufacturer that produces a range of medical devices including implantable pulse generators, programmer systems, battery chargers, patient wands, and leads. This acquisition allows us to more broadly partner with medical device companies, complements our core discrete technology offerings, and enhances our medical device innovation efforts. The operating results of CCC were included in our QiG segment from the date of acquisition. The aggregate purchase price of CCC was $19.8 million, which we funded with cash on hand. Total assets acquired from CCC were $26.2 million. Total liabilities assumed from CCC were $6.4 million. For the three months ended April 3, 2015, CCC added approximately $3.9 million to our revenue and increased our net income by $0.1 million.
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
Our Customers
Our products are designed to provide reliable, long-lasting solutions that meet the evolving requirements and needs of our customers. The nature and extent of our selling relationships with each customer is different in terms of breadth of products purchased, purchased product volumes, length of contractual commitment, ordering patterns, inventory management and selling prices.
Our Greatbatch Medical customers include large multi-national OEMs, such as Biotronik, Biomet, Boston Scientific, Cyberonics, Halliburton Company, Johnson & Johnson, Medtronic, Philips Healthcare, Smith & Nephew, Sorin Group, St. Jude Medical, Stryker, Zimmer, and Zoll. For the three months ended April 3, 2015, Johnson & Johnson, Medtronic, and St. Jude Medical collectively accounted for 54% of our total sales.
QiG customers include numerous scientists, hospitals, and universities throughout the world who perform research for the neuroscience and clinical markets. Additionally, with the acquisition of CCC, QiG customers also include various research companies and institutes and early stage medical device companies.
Financial Overview
As expected, first quarter 2015 sales of $161.3 million decreased 7% on both an as-reported and on an organic constant currency basis in comparison to the prior year period. Sales for the first quarter of 2015 include $3.9 million from CCC, which was acquired in August 2014, as well as the impact from foreign currency exchange rate fluctuations, which reduced first quarter sales by approximately $4 million in comparison to the prior year primarily due to the strengthening dollar versus the Euro. The organic constant currency sales decrease in comparison to the prior year period was primarily the result of a tough comparable versus the first quarter of 2014, approximately $5 million of impact from end of life products in our cardiac product line, as well as continued weakness in our portable medical product line. Partially offsetting these decreases was an 18% constant currency increase in orthopaedic revenue due to market growth, new customer wins, and the benefits from our investments in capacity and capabilities at our Chaumont, France facility.
We prepare our condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Additionally, we consistently report and discuss in our earnings releases and investor presentations adjusted operating income and margin, adjusted net income, adjusted earnings per diluted share, and organic constant currency growth rates. These adjusted amounts, other than organic constant currency growth rates, consist of GAAP amounts excluding the following adjustments to the extent they occur during the period: (i) acquisition and integration related charges, (ii) facility consolidation, optimization, manufacturing transfer, and system integration charges, (iii) asset write-down and disposition charges, (iv) severance charges in connection with corporate realignments or a reduction in force, (v) litigation charges and gains, (vi) unusual or infrequently occurring items, (vii) gain/loss on the sale of investments, (viii) the income tax (benefit) related to these adjustments, and (ix) certain tax charges related to the Federal R&D Tax Credit, which are outside the normal benefit received. Adjusted earnings per diluted share were calculated by dividing adjusted net income by adjusted diluted weighted average shares outstanding. To calculate organic constant currency growth rates, which excludes the impact of changes in foreign currency exchange rates, as well as the impact of any acquisitions or divestitures of product lines on sales growth rates, we convert current period sales from local currency to U.S. dollars using the previous period’s foreign currency exchange rates and exclude the amount of sales acquired/divested during the period from the current/previous period amounts, respectively. We believe that the presentation of adjusted operating income and margin, adjusted net income, adjusted diluted earnings per share, and organic constant currency growth rates provides important supplemental information to management and investors seeking to understand the financial and business trends relating to our financial condition and results of operations. These measures are used by management to forecast and evaluate the operational performance of the Company. Additionally, incentive compensation targets for all of our associates are based upon adjusted operating income.
A reconciliation of GAAP operating income (loss) to adjusted amounts is as follows (dollars in thousands):

	Three Months Ended
	Greatbatch Medical		QiG		Unallocated		Total
	April 3, 2015	April 4, 2014	April 3, 2015	April 4, 2014	April 3, 2015	April 4, 2014	April 3, 2015	April 4, 2014
Sales	$156,977	$173,595	$5,047	$686	$(704)	$—	$161,320	$174,281

Operating income (loss) as reported	$21,753	$35,128	$(5,450)	$(5,913)	$(6,914)	$(6,691)	$9,389	$22,524
Adjustments:
Consolidation and optimization (income) expenses	6,771	(927)	157	27	—	685	6,928	(215)
Acquisition and integration (income) expenses	—	—	44	(430)	22	2	66	(428)
Asset dispositions, severance and other	116	428	232	—	513	1	861	429
Adjusted operating income (loss)	$28,640	$34,629	$(5,017)	$(6,316)	$(6,379)	$(6,003)	$17,244	$22,310
Adjusted operating margin	18.2%	19.9%	N/A	N/A	N/A	N/A	10.7%	12.8%

GAAP operating income for the first quarter decreased $13.1 million or 58% in comparison to the prior year. Adjusted operating income, which excludes net other operating expenses, decreased $5.1 million, or 23%. These GAAP and adjusted operating income variances are primarily due to the following:

•
A $5.2 million, or 9%, decrease in gross profit driven primarily as a result of lower sales volume during the quarter. Additionally, in comparison to the first quarter of 2014, gross profit as a percentage of sales decreased 50 basis points to 32.5% due to a higher sales mix of lower margin products and the impact of contractual price concessions granted to our customers in exchange for long-term agreements;

•
A $0.9 million, or 4%, increase in selling, general, and administrative (“SG&A”) expenses primarily attributable to the acquisition of CCC, which added $0.7 million of SG&A costs, as well as higher general and administrative expenses, and legal fees, which includes intellectual property costs. The impact of these increases was partially offset by lower performance-based compensation, which reflects the lower revenue and adjusted operating income during the quarter;

•
A $1.0 million, or 7%, decrease in our net research, development and engineering (“RD&E”) costs due to lower design verification testing (“DVT”) costs incurred in connection with the development of our Algovita SCS system, as well as lower performance-based compensation. This reduction in expenses was partially offset by lower customer cost reimbursements due to the timing of the achievement of milestones related to development projects, as well as the expiration of certain government grants in the second half of 2014; and

•
The decrease in GAAP operating income for the first quarter of 2015 was also attributable to a $7.1 million increase in consolidation and optimization costs, which are included in other operating expenses (income), net and are excluded from adjusted amounts.

A reconciliation of GAAP net income and diluted earnings per share (“EPS”) to adjusted amounts is as follows (in thousands, except per share amounts):

	Three Months Ended
	April 3, 2015		April 4, 2014
	Net Income	Per Diluted Share	Net Income	Per Diluted Share
Net income as reported	$8,008	$0.31	$14,922	$0.58
Adjustments:
Consolidation and optimization (income) expenses(a)	5,387	0.21	(964)	(0.04)
Acquisition and integration (income) expenses(a)	46	—	(278)	(0.01)
Asset dispositions, severance and other(a)	585	0.02	279	0.01
Gain on cost and equity method investments, net(a)(b)	(324)	(0.01)	(534)	(0.02)
R&D Tax Credit(c)	400	0.02	400	0.02
Adjusted net income and diluted EPS(d)	$14,102	$0.54	$13,825	$0.54
Adjusted diluted weighted average shares	26,219		25,694

(a)	Net of tax amounts computed using a 35% U.S., Mexico, and France statutory tax rate, a 25% Uruguay statutory tax rate, and a 0% tax rate for Swiss adjustments.

(b)	Pre-tax amount is a gain of $0.5 million and $0.8 million for the 2015 and 2014 periods, respectively.

(c)
The Federal R&D tax credit has not yet been extended for 2015. The 2014 Federal R&D tax credit was enacted in the fourth quarter of 2014. Amounts assume that the tax credit was effective at the beginning of the year for 2015 and 2014.

(d)	The per share data in this table has been rounded to the nearest $0.01 and therefore may not sum to the total.
GAAP and adjusted diluted EPS for the first quarter of 2015 were $0.31 and $0.54, respectively, compared to $0.58 and $0.54 for the first quarter of 2014. These variances were primarily due to the same factors impacting GAAP and adjusted operating income discussed above, as well as the following:

•	During the first quarter of 2015, foreign currency exchange gains increased $1.3 million in comparison to the prior year primarily due to the strengthening of the U.S. dollar relative to the Euro.

•
Income realized on our equity method investment decreased $0.3 million for the first quarter of 2015 compared to the first quarter of 2014. Gains/losses on equity method investments are excluded from adjusted amounts.

•
The changes in the GAAP and adjusted effective tax rates between the 2015 first quarter and the first quarter of 2014 were primarily due to $0.8 million of discrete tax items recognized during the 2015 first quarter, due to the settlement of tax audits, as well as higher income in lower tax rate jurisdictions.

•
A 2% increase in weighted average diluted shares outstanding for the first quarter of 2015 versus the same period of 2014 as a result of the increase in our stock price and stock issued under our stock-based compensation programs during those respective periods. This increase reduced the 2015 first quarter adjusted diluted EPS by $0.01 per share but did not materially impact the GAAP diluted EPS amount.

Financial Guidance
Our guidance for fiscal year 2015 is as follows:

Sales	$715 - $730 million

GAAP Operating Income as a % of Sales	10.7% - 11.0%
Adjusted Operating Income as a % of Sales	13.7% - 14.0%

Capital Expenditures	$40 - $50 million

GAAP Effective Tax Rate	~25%
Adjusted Effective Tax Rate	~26%

GAAP Diluted EPS	$2.02 - $2.12
Adjusted Diluted EPS	$2.61 - $2.71
Diluted Weighted Average Shares	26,500,000
Adjusted operating income for 2015 is expected to consist of GAAP operating income excluding items such as acquisition, consolidation, integration, and asset disposition/write-down charges totaling approximately $22 million. The after tax impact of these items is estimated to be $14 million or approximately $0.53 per diluted share. Adjusted diluted EPS also includes the benefit of the Federal R&D tax credit of approximately $0.06 per diluted share which has not yet been enacted for 2015.
We expect currency translation to have a negative impact of approximately $10 million on our revenue. Accordingly we now expect 2015 revenue will be at the lower end of our guidance range.
This guidance includes the impact of Algostim as if we will continue to own it through the end of the year. We have not adjusted our guidance for transaction related costs of our proposed spin-off, which are estimated to be $8 million to $12 million.
Our CEO’s View
Our first quarter results were in-line with our expectations given the anticipated lower sales volume compared to first quarter 2014, and a $4 million negative currency impact in the quarter. Despite this slower start to the year, we are confident in our strategy and have line-of-sight with new customers and new product introductions that are expected to provide strong performance in the second half of the year. We have demonstrated our ability to relocate manufacturing facilities, taking into consideration our customers’ needs and furthering productivity within Greatbatch.
Our overarching goal as a company is to drive profitable growth by leveraging our long-term agreements with our customers for our core products, continuing to expand our margins through operational excellence, pursuing targeted mergers and acquisitions and advancing our medical device strategy. During the quarter we continued to move this strategy forward, which included initiating a proposed tax-free spin-off of Algostim. Additionally, we are having success with our neurostimulation strategy of becoming the definitive leader of critical technologies for the neurostimulation market. We are establishing a track record of providing reliable and meaningful solutions through a culture of life improving and lifesaving technology. Our success in neurostimulation, as we utilize CCC for emerging indications, is one of the drivers that is expected to contribute to our improved performance during the second-half of the year.

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
QiG
Through QiG, we provide our Greatbatch Medical customers with complete medical device systems. This medical device strategy includes strategic equity investments and medical device technology and products developed independently, as well as in conjunction with our OEM partners. While we do not intend to discuss each of these projects individually, we will discuss significant milestones as they occur.
Algovita, our SCS system to treat chronic intractable pain of the trunk and/or limbs, was designed to target unmet clinical needs with a focus on safety and product differentiation for all user groups. This product was submitted for premarket approval to the United States Food & Drug Administration (“FDA”) in December 2013, and in January 2014 documentation for European CE Mark was submitted to the notified body, TÜV SÜD America. CE Mark approval was received in June 2014. During the first quarter of 2015, we were informed by the FDA that it has determined that the PMA application is approvable subject to an FDA inspection that finds the manufacturing facilities, methods and controls in compliance with the applicable requirements of the Quality System regulation. Algovita continues to move along the regulatory pathway, and we are targeting FDA approval by the end of 2015.
We intend to modify the Algovita platform for other established indications in growing and emerging technologies. CCC will be used for early stage technologies. We have a large and growing list of interested partners in the space that we can engage. Additionally we are leveraging NeuroNexus Technologies, Inc. (“NeuroNexus”) and CCC for early stage research and development. Lastly, we will continue to advance and incorporate the capabilities from our core Greatbatch Medical segment across opportunities in neurostimulation.
Cost Savings and Consolidation Efforts
In 2015 and 2014, we recorded charges in Other Operating Expenses (Income), Net related to various cost savings and consolidation initiatives. These initiatives were undertaken to improve our operational efficiencies and profitability, the most significant of which are as follows (in millions):

Initiative	Expected Expense	Expected Capital	Expected Annual Cost Savings	Expected Completion Date
2014 investments in capacity and capabilities	$29 - $34	$25 - $27	> $20	2016
2013 operating unit realignment	$6.6	—	> $7	Completed
Orthopaedic optimization	$45 - $48	$30 - $35	$10 - $15	2017
See Note 9 “Other Operating Expenses (Income), Net” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for additional information about the timing, cash flow impact and amount of future expenditures for these initiatives. We continually evaluate our operating structure in order to maximize efficiencies and drive margin expansion. Future charges could be incurred if new consolidation and optimization initiatives are undertaken.
Our Financial Results
We utilize a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31. For 52-week years, each quarter contains 13 weeks. The first quarter of 2015 and 2014 ended on April 3, and April 4, respectively, and each contained 13 weeks, respectively. The discussion that follows should be read in conjunction with our Condensed Consolidated Financial Statements and related notes and with the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended January 2, 2015. The following table presents certain selected financial information derived from our Condensed Consolidated Financial Statements for the periods presented (dollars in thousands, except per share data):

	Three Months Ended
	April 3,	April 4,	Change
	2015	2014	$	%
Sales:
Greatbatch Medical
Cardiac/Neuromodulation	$76,273	$86,780	$(10,507)	(12)%
Orthopaedic	38,971	36,431	2,540	7%
Portable Medical	13,667	19,203	(5,536)	(29)%
Vascular	10,356	13,050	(2,694)	(21)%
Energy, Military, Environmental	17,710	18,131	(421)	(2)%
Total Greatbatch Medical	156,977	173,595	(16,618)	(10)%
QiG	5,047	686	4,361	NA
Elimination of intersegment sales(a)	(704)	—	(704)	NA
Total sales	161,320	174,281	(12,961)	(7)%
Cost of sales	108,922	116,685	(7,763)	(7)%
Gross profit	52,398	57,596	(5,198)	(9)%
Gross profit as a % of sales	32.5%	33.0%
Selling, general and administrative expenses (SG&A)	22,609	21,755	854	4%
SG&A as a % of sales	14.0%	12.5%
Research, development and engineering costs, net (RD&E)	12,545	13,531	(986)	(7)%
RD&E as a % of sales	7.8%	7.8%
Other operating expenses (income), net	7,855	(214)	8,069	NA
Operating income	9,389	22,524	(13,135)	(58)%
Operating margin	5.8%	12.9%
Interest expense	1,120	1,084	36	3%
Other income, net	(1,551)	(621)	(930)	150%
Provision for income taxes	1,812	7,139	(5,327)	(75)%
Effective tax rate	18.5%	32.4%
Net income	$8,008	$14,922	$(6,914)	(46)%
Net margin	5.0%	8.6%
Diluted earnings per share	$0.31	$0.58	$(0.27)	(47)%
(a) Intersegment sales between Greatbatch Medical and QiG are eliminated in consolidation and are included in Greatbatch Medical’s cardiac and neuromodulation product line.

Greatbatch Medical Sales
Total Greatbatch Medical sales for the first quarter of 2014 decreased 10% in comparison to the prior year period. The most significant contributors to this variance were as follows:
Cardiac and neuromodulation revenue for the first quarter of 2015 declined 12% in comparison to the prior year first quarter. This decrease reflects the tough comparable versus the first quarter of 2014, which was a record quarter for cardiac and neuromodulation revenue, approximately $5 million of impact from end of life products in our cardiac product line, and the timing of customer inventory builds and product launches. These headwinds during the quarter were partially offset by new product introductions, which helped increase medical battery sales by $1.8 million in comparison to the prior year. On a sequential quarter basis, cardiac and neuromodulation revenue increased 11% over the fourth quarter of 2014. Growth in our cardiac/neuromodulation product line for the next several quarters will continue to be negatively impacted by the end of life on legacy products, as well as continued pressure from our customers’ cost reduction initiatives. We estimate that end of life products will reduce 2015 cardiac and neuromodulation revenue by approximately $20 million in comparison to 2014. We expect we will be able to mitigate these headwinds as we have line-of-sight with new customers and new product introductions that are expected to provide strong performance in the second half of the year.
Orthopaedic sales for the first quarter of 2015 increased 7% on an as-reported basis and 18% on an organic constant currency basis in comparison to the prior year first quarter. Foreign currency exchange rate fluctuations reduced first quarter orthopaedic sales by approximately $4 million in comparison to the prior year primarily due to the strengthening dollar versus the Euro. This increase in orthopaedic revenue is due to market growth, new customer wins, and the benefits from our investments in capacity and capabilities at our Chaumont, France facility. Foreign currency exchange rate fluctuations are expected to reduce 2015 orthopaedic revenue by approximately $10 million in comparison to 2014.
Portable medical sales for the first quarter of 2015 declined 29% in comparison to the prior year first quarter. We are refocusing our product line offerings in the portable medical space to products that have higher profitability. Correspondingly, we have discontinued or reduced volumes in certain of our lower margin products, which is expected to continue to negatively impact our sales through the first half of 2015. As part of our investment in capacity and capabilities and to better align our resources, during the second quarter of 2014, we announced plans to transfer our portable medical operations into a new facility located in Tijuana, Mexico, which is currently ahead of schedule. We expect year over-year comparisons to moderate as the year progresses and expect this product line to resume growth in the fourth quarter of 2015.
Vascular sales for the first quarter of 2015 declined $2.7 million or 21% in comparison to the prior year first quarter primarily due to customer inventory management and lower customer volumes. We expect this trend to continue in the second quarter of 2015 as customers work-off their excess inventory and the tough comparable versus the prior year.
QiG Sales
QiG revenue for the first quarter of 2015 increased $4.4 million in comparison to the prior year first quarter. Sales for the first quarter of 2015 include $3.9 million from CCC, which was acquired in August 2014. On an organic constant currency basis, QiG revenue for the first quarter of 2015 increased $0.5 million or 71% due to new product launches including a limited release of our Algovita SCS system in Europe.

Gross Profit
Changes to gross profit as a percentage of sales from the prior year were due to the following:

Change From Prior Year
Three Months
Performance-based compensation(a)	1.1%
Production efficiencies, volume and mix(b)	(1.2)%
Impact of acquisition(c)	(0.1)%
Price(d)	(0.6)%
Other	0.3%
Total percentage point change to gross profit as a percentage of sales	(0.5)%

(a)	Amount represents the change in performance-based compensation versus the prior year period and is recorded based upon the actual results achieved.

(b)
Our gross profit percentage was negatively impacted by both lower volumes as well as the increase in mix of lower margin products (orthopaedics) versus higher margin products (cardiac/neuromodulation) in comparison to the prior year.

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
SG&A Expenses
Changes to SG&A expenses from the prior year were due to the following (in thousands):

Change From Prior Year
Three Months
Performance-based compensation(a)	$(1,330)
Legal fees(b)	391
G&A personnel costs(c)	742
Impact of acquisition(d)	717
Other	334
Net increase in SG&A	$854

(a)	Amount represents the change in performance-based compensation versus the prior year period and is recorded based upon the actual results achieved.

(b)	Amount represents the increase in legal costs compared to the prior year period and includes higher intellectual property related costs, as well as other corporate initiatives.

(c)	Amount represents various increases in general and administrative costs related to the growth of our business.

(d)	Amount represents the incremental SG&A expenses related to the acquisition of CCC in August 2014.

RD&E Expenses, Net
Net RD&E costs are comprised of the following (in thousands):

	Three Months Ended
	April 3, 2015	April 4, 2014
Research, development and engineering costs	$13,830	$15,459
Less: cost reimbursements	(1,285)	(1,928)
Total RD&E, net	$12,545	$13,531
Net RD&E for the 2015 first quarter decreased $1.0 million versus the comparable 2014 period. Medical device costs incurred by QiG were $5.5 million for the first three months of 2015 compared to $5.9 million for the first three months of 2014. This decrease in expenses was primarily due to lower DVT costs incurred in connection with the development of our Algovita SCS system. Additionally, this decrease in RD&E expenses was a result of lower performance-based compensation in comparison to the prior year period and is recorded based upon the actual results achieved.
The decrease in customer costs reimbursements for the 2015 first quarter primarily relates to the timing of the achievement of milestones on various customer cost reimbursement projects, as well as the expiration of certain government grants acquired in our acquisition of NeuroNexus.
Other Operating Expenses (Income), Net
Other operating expenses (income), net is comprised of the following (in thousands):

	Three Months Ended
	April 3, 2015	April 4, 2014
2014 investments in capacity and capabilities(a)	6,455	—
Orthopaedic optimization costs (income)(a)	473	(1,157)
2013 operating unit realignment(a)	—	1,003
Other consolidation and optimization income, net(a)	—	(61)
Acquisition and integration costs (income)(b)	66	(428)
Asset dispositions, severance and other(c)	861	429
Total other operating expenses (income), net	$7,855	$(214)

(a)
Refer to “Cost Savings and Consolidation Efforts” section of this Item and Note 9 “Other Operating Expenses (Income), Net” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for disclosures related to the timing and level of remaining expenditures for these initiatives.

(b)
During 2015 and 2014, we recognized costs (income) related to the integration of CCC and NeuroNexus. These expenses (income) were primarily for retention bonuses, travel costs in connection with integration efforts, training, severance, and the change in fair value of the contingent consideration recorded in connection with these acquisitions.

(c)
During 2015 and 2014, we recorded charges in connection with various asset disposals and write-downs. Additionally, in April 2015, we announced our proposal to spin-off Algostim. During the first three months of 2015, we incurred $0.5 million of legal and professional costs in connection with the proposed spin-off. During 2014, we recorded charges in connection with our business reorganization to align our contract manufacturing operations. Costs incurred primarily related to consulting and IT development and were completed in the fourth quarter of 2014.

We continually evaluate our operating structure in order to maximize efficiencies and drive margin expansion. Other operating expenses, net is expected to be approximately $22 million, as we continue to invest in our capacity and capabilities. This does not include transaction related costs related to the Algostim spin-off, which are estimated to be between $8 million to $12 million.
Interest Expense
Interest expense for the first quarter of 2015 was relatively consistent with the same period of 2014.
Other Income, Net
Other income, net primarily includes the impact of foreign currency exchange rate fluctuations on transactions denominated in foreign currencies. During the first quarter of 2015, we recognized $1.2 million of foreign currency exchange gains compared to a loss of $0.1 million for the same period of 2014, primarily due to the strengthening of the U.S. dollar relative to the Euro.

Additionally, income realized on our equity method investment decreased $0.3 million for the first quarter of 2015 compared to the first quarter of 2014. We generally do not expect foreign currency exchange rate fluctuations to have a material impact on our results of operations.
Provision for Income Taxes
The 2015 first quarter GAAP effective tax rate was 18.5% compared to 32.4% for the same period of 2014. This decrease was primarily attributable to $0.8 million of discrete tax items recorded during the 2015 first quarter, due to the settlement of tax audits, as well as higher income in lower tax rate jurisdictions. The 2015 and 2014 first quarter GAAP effective tax rates do not include the benefit of the Federal R&D tax credit. If enacted, the R&D tax credit would benefit the current year GAAP provision for income taxes by approximately $1.6 million or $400 thousand per quarter and would be recognized in the quarter the legislation is enacted.
There is a potential for volatility of our effective tax rate due to several factors, including changes in the mix of pre-tax income and the jurisdictions to which it relates, business acquisitions, settlements with taxing authorities and foreign currency exchange rate fluctuations. In addition, we continue to explore tax planning opportunities that may have a material impact on our effective tax rate. For 2015, we expect our GAAP and adjusted effective tax rate to be approximately 25% and 26%, respectively.
Government Regulation
The Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act (collectively “Health Care Reform”) legislated broad-based changes to the U.S. healthcare system that could significantly impact our business operations and financial results, including higher or lower revenue, as well as higher employee medical costs and taxes. Health Care Reform imposes significant new taxes on medical device OEMs, which will result in a significant increase in the tax burden on our industry and which could have a material negative impact on our financial condition, results of operations and our cash flows. Other elements of Health Care Reform such as comparative effectiveness research, an independent payment advisory board, payment system reforms including shared savings pilots and other provisions could meaningfully change the way healthcare is developed and delivered, and may materially impact numerous aspects of our business, results of operations and financial condition. Many significant parts of Health Care Reform will be phased in over the next several years and require further guidance and clarification in the form of regulations. The medical device tax, which was effective in 2013, increased our cost of sales by $0.1 million for the 2015 first quarter.
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
Liquidity and Capital Resources

	As of
(Dollars in thousands)	April 3, 2015	January 2, 2015
Cash and cash equivalents	$67,019	$76,824
Working capital	$248,863	$242,022
Current ratio	3.85	3.23
The decrease in cash and cash equivalents from the end of 2014 was primarily due to our investment of $15.4 million in property, plant and equipment during the quarter partially offset by cash flow from operations. The increase in our working capital and current ratio during the quarter was primarily a result of the cash generated by operations, which was used to build inventory and pay down accrued expenses. Of the $67.0 million of cash and cash equivalents on hand as of April 3, 2015, $9.3 million is being held at our foreign subsidiaries and is considered permanently reinvested.
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

The Credit Facility is supported by a consortium of fifteen banks with no bank controlling more than 18% of the facility. As of April 3, 2015, each bank supporting 98% of the Credit Facility each had an S&P credit rating of at least BBB or better, which is considered investment grade. The bank which supports the remaining 2% of the Credit Facility is not currently being rated.
The Credit Facility requires us to maintain a rolling four quarter ratio of adjusted EBITDA to interest expense of at least 3.0 to 1.0. For the twelve month period ended April 3, 2015, our ratio of adjusted EBITDA to interest expense, calculated in accordance with our credit agreement, was 30.2 to 1.00, well above the required limit. The Credit Facility also requires us to maintain a total leverage ratio of not greater than 4.5 to 1.0 decreasing to not greater than 4.25 to 1.0 after January 2, 2016. As of April 3, 2015, our total leverage ratio, calculated in accordance with our credit agreement, was 1.45 to 1.00, well below the required limit.
See Note 6 “Debt” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for a more detailed description of the Credit Facility.
As of April 3, 2015, we had $300 million of borrowing capacity available under the Credit Facility. This amount may vary from period to period based upon our debt and EBITDA levels, which impacts the covenant calculations discussed above. We believe that our cash flow from operations and available borrowing capacity under the Credit Facility provide adequate liquidity to meet our short- and long-term funding needs.
Operating Activities – Cash provided by operations of $7.3 million increased 5% for the first three months of 2015 versus the comparable 2014 period. This increase was primarily due to lower working capital level changes in comparison to the prior year first quarter partially offset by lower net income.
Investing Activities – Net cash used in investing activities for the first three months of 2015 was $17.4 million compared to $3.4 million in the comparable 2014 period. This included $15.4 million of cash used in 2015 for the purchase of property, plant, and equipment in connection with the consolidation and optimization initiatives discussed in Note 9 “Other Operating Expenses (Income), Net” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report as well as routine capital expenditures. Our current expectation is that capital spending for 2015 will be in the range of $40 million to $50 million, of which half is discretionary in nature. We anticipate that cash on hand, cash flows from operations and available borrowing capacity under our Credit Facility will be sufficient to fund these capital expenditures. As part of our growth strategy, we have and will continue to consider targeted and opportunistic acquisitions.
Financing Activities – Net cash provided by financing activities for the first three months of 2015 was $0.9 million compared to cash used in financing activities of $0.7 million in the comparable 2014 period. The cash inflow for the first quarter of 2015 was primarily the result of $4.2 million of cash received from the exercise of stock options during the first three months of 2015, which was partially offset by $2.5 million of principal payments on long-term debt.
Capital Structure – As of April 3, 2015, our capital structure consisted of $185.0 million of debt outstanding on our Term Loan and 25.5 million shares of common stock outstanding. Additionally, we had $67.0 million in cash and cash equivalents, which we believe is sufficient to meet our short-term operating cash needs. If necessary, we currently have access to $300 million under our Revolving Credit Facility and are authorized to issue 100 million shares of common stock and 100 million shares of preferred stock. We believe that, if needed, we can access public markets to raise additional capital. We believe that our capital structure provides adequate funding to meet our growth objectives. We continuously evaluate our capital structure, including our Credit Facility, as it relates to our anticipated long-term funding needs. Changes to our capital structure may occur as a result of this analysis or changes in market conditions.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements within the meaning of Item 303(a)(4) of Regulation S-K.
Impact of Recently Issued Accounting Standards
In the normal course of business, we evaluate all new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”), Securities and Exchange Commission (“SEC”), Emerging Issues Task Force (“EITF”) or other authoritative accounting bodies to determine the potential impact they may have on our Condensed Consolidated Financial Statements. See Note 16 “Impact of Recently Issued Accounting Standards” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for additional information about these recently issued accounting standards and their potential impact on our financial condition or results of operations.
Contractual Obligations
A table of our contractual obligations as of January 2, 2015 was included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended January 2, 2015. There have been no significant changes to our contractual obligations during the three months ended April 3, 2015. See Note 11

“Commitments and Contingencies” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for further discussion on our contractual obligations.
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
Although it is not possible to create a comprehensive list of all factors that may cause actual results to differ from the results expressed or implied by our forward-looking statements or that may affect our future results, some of these factors include the following: our dependence upon a limited number of customers; customer ordering patterns; product obsolescence; our inability to market current or future products; pricing pressure from customers; our ability to timely and successfully implement cost reduction and plant consolidation initiatives; our reliance on third party suppliers for raw materials, products and subcomponents; fluctuating operating results; our inability to maintain high quality standards for our products; challenges to our intellectual property rights; product liability claims; product field actions or recalls; our inability to successfully consummate and integrate acquisitions and to realize synergies and to operate these acquired businesses in accordance with expectations; our unsuccessful expansion into new markets; our failure to develop new products including system and device products; the timing, progress and ultimate success of pending regulatory actions and approvals, including with respect to our Algovita SCS; risks associated with the proposed spin-off of Algostim including our ability to execute the spin-off successfully, the timing and taxable nature of the spin-off, and the performance of Algostim post spin-off; our inability to obtain licenses to key technology; regulatory changes, including Health Care Reform, or consolidation in the healthcare industry; global economic factors including currency exchange rates and interest rates; the resolution of various legal actions brought against the Company; and other risks and uncertainties that arise from time to time and are described in Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K and in other periodic filings with the Securities and Exchange Commission. The Company assumes no obligation to update forward-looking statements in this report whether to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results, financial conditions or prospects, or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency – We have foreign operations in France, Mexico, Switzerland and Uruguay, which expose the Company to foreign currency exchange rate fluctuations due to transactions denominated in Euros, Mexican pesos, Swiss francs and Uruguayan pesos, respectively. We continuously evaluate our foreign currency risk and will take action from time to time in order to best mitigate these risks, which includes the use of various derivative instruments such as forward currency exchange rate contracts. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency exposures would have had an impact of approximately $8 million on our annual sales. This amount is not indicative of the hypothetical net earnings impact due to partially offsetting impacts on cost of sales and operating expenses in those currencies. We estimate that foreign currency exchange rate fluctuations during the three months ended April 3, 2015 decreased sales in comparison to the 2014 period by approximately $4 million.
In 2014, we entered into a forward contract to purchase 19.2 million Mexican pesos per month beginning in January 2015 through December 2015 at an exchange rate of $0.0734 per peso. In 2015, we entered into a forward contract to purchase an additional 4.0 million Mexican pesos per month beginning in March 2015 through December 2015 at an exchange rate of $0.0656 and to purchase 19.2 million Mexican pesos per month beginning in January 2016 through December 2016 at an exchange rate of $0.0656. These contracts were entered into in order to hedge the risk of peso-denominated payments associated with a portion of the operations at our Tijuana, Mexico facility for 2015 and 2016 and are being accounted for as cash flow hedges. As of April 3, 2015, these contracts had a negative fair value of $1.2 million.
The amount recorded during the three months ended April 3, 2015 and April 4, 2014 related to our forward contracts was an increase in Cost of Sales of $0.2 million and a reduction in Cost of Sales of $0.2 million, respectively. No portion of the change in fair value of our foreign currency exchange rate contracts during the three months ended April 3, 2015 or April 4, 2014 was considered ineffective.
We translate all assets and liabilities of our foreign operations, where the U.S. dollar is not the functional currency, at the period-end exchange rate and translate sales and expenses at the average exchange rates in effect during the period. The net effect of these translation adjustments is recorded in the Condensed Consolidated Financial Statements as Comprehensive Income (Loss). The translation adjustment for the first three months of 2015 was a loss of $1.8 million and for the first three months of 2014 was a gain of $1.2 million. Translation adjustments are not adjusted for income taxes as they relate to permanent investments in our foreign subsidiaries. Net foreign currency transaction gains and losses included in Other (Income) Expense, Net amounted to a gain of $1.2 million and a loss of $0.1 million for the first three months of 2015 and 2014, respectively. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency net assets would have had an impact of approximately $1 million on our foreign net assets as of April 3, 2015.
Interest Rates – Interest rates on our Credit Facility reset, at our option, based upon the prime rate or LIBOR rate, thus subjecting us to interest rate risk. To help offset this risk, from time to time, we enter into receive floating-pay fixed interest rate swaps indexed to the same applicable index rate as the debt it is hedging.
In 2012, we entered into a three-year $150 million interest rate swap, which amortizes $50 million per year beginning in 2014 and became effective during the first quarter of 2013. Under terms of the contract, we receive a floating interest rate indexed to the one-month LIBOR rate and pay a fixed interest rate of 0.573%. In 2014, we entered into an additional interest rate swap. The first $45 million of notional amount of the swap was effective February 20, 2015 and the second $45 million of notional amount is effective February 22, 2016. The notional amount of the swap amortizes $10 million per year beginning on February 21, 2017 with the remaining settled on the termination date of the swap agreement on September 20, 2019. Under the terms of the swap agreement, we pay a fixed interest rate of 1.921% and receive a floating interest rate equal to the one-month LIBOR rate.
These swaps were entered into in order to hedge against potential changes in cash flows on our outstanding variable-rate debt, which is also indexed to the one-month LIBOR rate. The receive variable leg of the interest rate swaps and the variable rate paid on the debt is expected to have the same rate of interest, excluding the credit spread, and reset and pay interest on the same dates. These swaps are accounted for as cash flow hedges. As of April 3, 2015, these swaps had a negative fair value of $2.3 million.
As of April 3, 2015, we had $185 million outstanding under the Term Loan, of which $95 million is currently being hedged. See Note 6 “Debt” of the Notes to Condensed Consolidated Financial Statements in Item 1 of this report for additional information about our outstanding debt. A hypothetical one percentage point (100 basis points) change in the LIBOR rate on the $90 million of unhedged floating rate debt outstanding at April 3, 2015 would have an impact of approximately $0.9 million on our interest expense.

ITEM 4. CONTROLS AND PROCEDURES

a.	Evaluation of Disclosure Controls and Procedures
Our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the Securities and Exchange Commission as of April 3, 2015. These disclosure controls and procedures have been designed to provide reasonable assurance that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on their evaluation, as of April 3, 2015, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.

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
On December 21, 2012, the Company and several other unaffiliated parties were named as defendants in a personal injury and wrongful death action filed in the 113th Judicial District Court of Harris County, Texas. The complaint sought damages alleging marketing and product defects and failure to warn, negligence and gross negligence relating to a product the Company manufactured and sold to a customer, one of the other named defendants. The Company’s customer, in turn, incorporated the Greatbatch product into its own product which it sold to a third party, another named defendant. The Company was indemnified by its customer against any loss in this matter. On December 3, 2014, the District Court granted the Company’s motion for summary judgment and dismissed all claims against the Company. That ruling was subject to appeal by the plaintiffs. In February 2015, the plaintiffs entered into a settlement agreement with the Company’s customer that released the Company from all claims for liability in the matter.
Other than as discussed above, there are no new material legal proceedings that are required to be reported in the quarter ended April 3, 2015, and no other material developments in the Company’s legal proceedings as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended January 2, 2015.

ITEM 1A.	RISK FACTORS
In April 2015, we announced our proposal to spin-off Algostim, LLC (the “spin-off” or the “transaction”). We could be delayed or prevented from completing the proposed spin-off, or be forced to complete it on terms or conditions that are less favorable and/or different than expected, for a variety of reasons, including unanticipated developments, such as delays in obtaining regulatory approvals or clearances, uncertainty of the financial markets, or challenges in establishing infrastructure and processes. Even if the transaction is completed, we may not realize some or all of the anticipated benefits from the proposed spin-off. Moreover, following the proposed spin-off, the combined value of the common stock of the two publicly-traded companies may not be equal to or greater than what the value of our common stock would have been had the proposed spin-off not occurred. In addition, we expect to spend substantial time, money and effort on completing the proposed transaction without any assurance that it will be completed. Our investments in terms of financial and management resources may be significantly higher than expected, which could limit our ability to pursue other business opportunities and distract us from operating our businesses as currently conducted.
Other than as discussed above, there have been no material changes from the Company’s risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended January 2, 2015.

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

Dated:	May 12, 2015	GREATBATCH, INC.

		By	/s/ Thomas J. Hook
Thomas J. Hook
President and Chief Executive Officer (Principal Executive Officer)

		By	/s/ Michael Dinkins
Michael Dinkins
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

		By	/s/ Thomas J. Mazza
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