Form 10-Q
period 2015-07-03
GREATBATCH, INC.
filed 2015-08-11
CIK 1114483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2015
Commission File Number 1-16137
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
The number of shares outstanding of the Company’s common stock, $0.001 par value per share, as of August 11, 2015 was: 25,555,554 shares.

Greatbatch, Inc.
Table of Contents for Form 10-Q
As of and for the Quarterly Period Ended July 3, 2015

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
GREATBATCH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS—Unaudited
(in thousands except share and per share data)

	As of
	July 3, 2015	January 2, 2015
Assets
Current assets:
Cash and cash equivalents	$72,338	$76,824
Accounts receivable, net of allowance for doubtful accounts of $1.3 million in 2015 and $1.4 million in 2014	122,101	124,953
Inventories	140,093	129,242
Refundable income taxes	2,368	1,716
Deferred income taxes	6,227	6,168
Prepaid expenses and other current assets	12,279	11,780
Total current assets	355,406	350,683
Property, plant and equipment, net	152,713	144,925
Amortizing intangible assets, net	58,572	65,337
Indefinite-lived intangible assets	20,288	20,288
Goodwill	354,107	354,393
Deferred income taxes	2,654	2,626
Other assets	22,391	17,757
Total assets	$966,131	$956,009
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$13,750	$11,250
Accounts payable	44,858	46,436
Income taxes payable	1,761	2,003
Deferred income taxes	588	588
Accrued expenses	37,670	48,384
Total current liabilities	98,627	108,661
Long-term debt	168,750	176,250
Deferred income taxes	51,087	53,195
Other long-term liabilities	6,065	4,541
Total liabilities	324,529	342,647
Stockholders’ equity:
Preferred stock, $0.001 par value, authorized 100,000,000 shares; no shares issued or outstanding in 2015 or 2014	—	—
Common stock, $0.001 par value, authorized 100,000,000 shares; 25,592,286 shares issued and 25,544,985 shares outstanding in 2015; 25,099,293 shares issued and 25,070,931 shares outstanding in 2014	26	25
Additional paid-in capital	380,293	366,073
Treasury stock, at cost, 47,301 shares in 2015 and 28,362 shares in 2014	(2,279)	(1,307)
Retained earnings	256,739	239,448
Accumulated other comprehensive income	6,823	9,123
Total stockholders’ equity	641,602	613,362
Total liabilities and stockholders’ equity	$966,131	$956,009
The accompanying notes are an integral part of these condensed consolidated financial statements.

GREATBATCH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME—Unaudited
(in thousands except per share data)

	Three Months Ended		Six Months Ended
	July 3, 2015	July 4, 2014	July 3, 2015	July 4, 2014
Sales	$174,890	$172,081	$336,210	$346,362
Cost of sales	116,939	113,611	225,861	230,296
Gross profit	57,951	58,470	110,349	116,066
Operating expenses:
Selling, general and administrative expenses	24,104	21,877	46,713	43,632
Research, development and engineering costs, net	13,063	12,793	25,608	26,324
Other operating expenses, net	7,750	4,261	15,605	4,047
Total operating expenses	44,917	38,931	87,926	74,003
Operating income	13,034	19,539	22,423	42,063
Interest expense	1,206	1,073	2,326	2,157
Other (income) expense, net	(107)	334	(1,658)	(287)
Income before provision for income taxes	11,935	18,132	21,755	40,193
Provision for income taxes	2,652	5,784	4,464	12,923
Net income	$9,283	$12,348	$17,291	$27,270
Earnings per share:
Basic	$0.36	$0.50	$0.68	$1.10
Diluted	$0.35	$0.48	$0.66	$1.06
Weighted average shares outstanding:
Basic	25,473	24,838	25,369	24,726
Diluted	26,313	25,901	26,264	25,823
Comprehensive Income
Net income	$9,283	$12,348	$17,291	$27,270
Other comprehensive income (loss):
Foreign currency translation gain (loss)	214	(393)	(1,611)	789
Net change in cash flow hedges, net of tax	(89)	86	(689)	163
Other comprehensive income (loss)	125	(307)	(2,300)	952
Comprehensive income	$9,408	$12,041	$14,991	$28,222
The accompanying notes are an integral part of these condensed consolidated financial statements.

GREATBATCH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—Unaudited
(in thousands)

	Six Months Ended
	July 3, 2015	July 4, 2014
Cash flows from operating activities:
Net income	$17,291	$27,270
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,194	18,561
Debt related amortization included in interest expense	387	387
Stock-based compensation	5,972	6,729
Other non-cash gains, net	(19)	(3,896)
Deferred income taxes	(1,916)	(1,655)
Changes in operating assets and liabilities:
Accounts receivable	3,691	(10,741)
Inventories	(10,851)	(2,049)
Prepaid expenses and other current assets	(1,322)	(69)
Accounts payable	(848)	(2,106)
Accrued expenses	(7,239)	(8,967)
Income taxes	(846)	3,052
Net cash provided by operating activities	22,494	26,516
Cash flows from investing activities:
Acquisition of property, plant and equipment	(22,174)	(11,972)
Proceeds from sale of orthopaedic product lines (Note 9)	—	2,655
Purchase of cost method investments	(4,500)	(450)
Other investing activities	691	—
Net cash used in investing activities	(25,983)	(9,767)
Cash flows from financing activities:
Principal payments of long-term debt	(5,000)	(5,000)
Issuance of common stock	5,056	5,353
Other financing activities	(571)	(1,129)
Net cash used in financing activities	(515)	(776)
Effect of foreign currency exchange rates on cash and cash equivalents	(482)	(245)
Net increase (decrease) in cash and cash equivalents	(4,486)	15,728
Cash and cash equivalents, beginning of period	76,824	35,465
Cash and cash equivalents, end of period	$72,338	$51,193
The accompanying notes are an integral part of these condensed consolidated financial statements.

GREATBATCH, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY—Unaudited
(in thousands)

							Accumulated
			Additional	Treasury			Other	Total
	Common Stock		Paid-In	Stock		Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Income	Equity
At January 2, 2015	25,099	$25	$366,073	(28)	$(1,307)	$239,448	$9,123	$613,362
Stock-based compensation	—	—	4,659	—	—	—	—	4,659
Net shares issued under stock incentive plans	493	1	9,109	(91)	(4,440)	—	—	4,670
Shares contributed to 401(k) Plan	—	—	452	72	3,468	—	—	3,920
Net income	—	—	—	—	—	17,291	—	17,291
Total other comprehensive loss, net	—	—	—	—	—	—	(2,300)	(2,300)
At July 3, 2015	25,592	$26	$380,293	(47)	$(2,279)	$256,739	$6,823	$641,602
The accompanying notes are an integral part of these condensed consolidated financial statements.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

1.	BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information (Accounting Standards Codification (“ASC”) 270, Interim Reporting) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a full presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of Greatbatch, Inc. and its wholly-owned subsidiary, Greatbatch Ltd. (collectively “Greatbatch” or the “Company”), for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ materially from these estimates. The January 2, 2015 condensed consolidated balance sheet data was derived from audited consolidated financial statements but does not include all disclosures required by GAAP. For further information, refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended January 2, 2015. The Company utilizes a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31. The second quarter and year-to-date periods of 2015 and 2014 each contained 13 weeks and 26 weeks, respectively, and ended on July 3, and July 4, respectively.

2.	ACQUISITION
On August 12, 2014, the Company purchased all of the outstanding common stock of Centro de Construcción de Cardioestimuladores del Uruguay (“CCC”), headquartered in Montevideo, Uruguay. CCC is an active implantable neuromodulation medical device systems developer and manufacturer that produces a range of medical devices including implantable pulse generators, programmer systems, battery chargers, patient wands and leads. This acquisition allows the Company to more broadly partner with development stage medical device companies, complements the Company’s core discrete technology offerings and enhances the Company’s medical device innovation efforts. This transaction was accounted for under the acquisition method of accounting. Accordingly, the operating results of CCC have been included in the Company’s QiG Group (“QiG”) segment from the date of acquisition. Once the medical devices developed by CCC for development stage companies receives regulatory approval and reaches significant production levels, the responsibility for manufacturing these products may be transferred to Greatbatch Medical. The aggregate purchase price of $19.8 million was funded with cash on hand.
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

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

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

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

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
Pro Forma Results
The following pro forma information presents the consolidated results of operations of the Company and CCC as if that acquisition occurred as of the beginning of fiscal year 2013 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 3, 2015	July 4, 2014	July 3, 2015	July 4, 2014
Sales	$174,890	$175,509	$336,210	$353,218
Net income	9,283	12,684	17,291	27,945
Earnings per share:
Basic	$0.36	$0.51	$0.68	$1.13
Diluted	$0.35	$0.49	$0.66	$1.08
The results prior to the acquisition date have been adjusted to include the pro forma impact of the amortization of acquired intangible assets based on the purchase price allocations and the impact of income taxes on the pro forma adjustments utilizing the applicable statutory tax rate. The pro forma consolidated basic and diluted earnings per share calculations are based on the consolidated basic and diluted weighted average shares of Greatbatch.
The pro forma results are presented for illustrative purposes only and do not reflect the realization of potential cost savings or any related integration costs. Certain cost savings may result from the acquisition; however, there can be no assurance that these cost savings will be achieved. These pro forma results do not purport to be indicative of the results that would have been obtained in the periods presented, or to be indicative of results that may be obtained in the future.

3.	SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended
(in thousands)	July 3, 2015	July 4, 2014
Noncash investing and financing activities:
Common stock contributed to 401(k) Plan	$3,920	$4,341
Property, plant and equipment purchases included in accounts payable	1,446	1,486

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

4.	INVENTORIES
Inventories are comprised of the following (in thousands):

	As of
	July 3, 2015	January 2, 2015
Raw materials	$82,061	$73,354
Work-in-process	43,478	38,930
Finished goods	14,554	16,958
Total	$140,093	$129,242

5.	INTANGIBLE ASSETS
Amortizing intangible assets are comprised of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount
At July 3, 2015
Purchased technology and patents	$95,776	$(79,015)	$1,966	$18,727
Customer lists	72,857	(34,974)	1,374	39,257
Other	4,534	(4,749)	803	588
Total amortizing intangible assets	$173,167	$(118,738)	$4,143	$58,572
At January 2, 2015
Purchased technology and patents	$95,776	$(75,894)	$1,966	$21,848
Customer lists	72,857	(31,460)	1,374	42,771
Other	4,534	(4,619)	803	718
Total amortizing intangible assets	$173,167	$(111,973)	$4,143	$65,337
Aggregate intangible asset amortization expense is comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2015	July 4, 2014	July 3, 2015	July 4, 2014
Cost of sales	$1,445	$1,566	$2,916	$3,129
Selling, general and administrative expenses	1,830	1,717	3,643	3,434
Research, development and engineering costs, net	103	200	206	401
Total intangible asset amortization expense	$3,378	$3,483	$6,765	$6,964
Estimated future intangible asset amortization expense based on the current carrying value is as follows (in thousands):

Estimated Amortization Expense
Remainder of 2015	$6,222
2016	10,795
2017	9,520
2018	7,114
2019	5,431
Thereafter	19,490
Total estimated amortization expense	$58,572

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

Indefinite-lived intangible assets are comprised of the following (in thousands):

Trademarks and Tradenames
At January 2, 2015	$20,288
At July 3, 2015	$20,288
The change in goodwill is as follows (in thousands):

	Greatbatch Medical	QiG	Total
At January 2, 2015	$304,297	$50,096	$354,393
Foreign currency translation	(286)	—	(286)
At July 3, 2015	$304,011	$50,096	$354,107

6.	DEBT
Long-term debt is comprised of the following (in thousands):

	As of
	July 3, 2015	January 2, 2015
Variable rate term loan	$182,500	$187,500
Revolving line of credit	—	—
Total debt	182,500	187,500
Less current portion of long-term debt	13,750	11,250
Total long-term debt	$168,750	$176,250
Credit Facility – The Company has a credit facility (the “Credit Facility”) that provides a $300 million revolving credit facility (the “Revolving Credit Facility”), a $182.5 million term loan (the “Term Loan”), a $15 million letter of credit subfacility, and a $15 million swingline subfacility. The Revolving Credit Facility can be increased by an additional $200 million upon the Company’s request and approval by the lenders. The Revolving Credit Facility has a maturity date of September 20, 2018 that may be extended to September 20, 2019 upon notice by the Company to the lenders and subject to satisfaction of certain conditions. The principal of the Term Loan is payable in quarterly installments as specified in the Credit Facility until its maturity date of September 20, 2019, when the unpaid balance is due in full.
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
The Credit Facility contains limitations on the incurrence of indebtedness, liens and licensing of intellectual property, investments, and certain payments. The Credit Facility permits the Company to engage in the following activities up to an aggregate amount of $300 million: 1) permitted acquisitions in the aggregate not to exceed $250 million; 2) other investments in the aggregate not to exceed $100 million; 3) stock repurchases and dividends not to exceed $150 million in the aggregate; and 4) investments in foreign subsidiaries not to exceed $20 million in the aggregate. At any time that the total leverage ratio of the Company for the two most recently ended fiscal quarters is less than 2.75 to 1.0, the Company may make an election to reset each of the amounts specified above. Additionally, these limitations can be waived upon the Company’s request and approval of a majority of the lenders. As of July 3, 2015, the Company had available to it 100% of the above limits except for the aggregate and other investments limits, which are now $293 million and $93 million, respectively.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

The Credit Facility requires the Company to maintain a rolling four quarter ratio of adjusted EBITDA to interest expense of at least 3.0 to 1.0, and a total leverage ratio of not greater than 4.5 to 1.0 decreasing to not greater than 4.25 to 1.0 after January 2, 2016. The calculation of adjusted EBITDA and total leverage ratio excludes non-cash charges, extraordinary, unusual, or non-recurring expenses or losses, non-cash stock-based compensation, and non-recurring expenses or charges incurred in connection with permitted acquisitions. As of July 3, 2015, the Company was in compliance with all covenants under the Credit Facility.
The Credit Facility contains customary events of default. Upon the occurrence and during the continuance of an event of default, a majority of the lenders may declare the outstanding advances and all other obligations under the Credit Facility immediately due and payable.
As of July 3, 2015, the weighted average interest rate on borrowings under the Credit Facility, which does not take into account the impact of the Company’s interest rate swaps, was 1.56%. As of July 3, 2015, the Company had $300 million of borrowing capacity available under the Revolving Credit Facility. This borrowing capacity may vary from period to period based upon the debt and EBITDA levels of the Company, which impacts the covenant calculations described above.
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
Information regarding the Company’s outstanding interest rate swaps as of July 3, 2015 is as follows (dollars in thousands):

Instrument	Type of Hedge	Notional Amount	Start Date	End Date	Pay Fixed Rate	Current Receive Floating Rate	Fair Value	Balance Sheet Location
Interest rate swap	Cash flow	$50,000	Feb 2013	Feb 2016	0.573%	0.187%	$(95)	Accrued Expenses
Interest rate swap	Cash flow	$90,000	Feb 2015	Sept 2019	1.921%	0.187%	$(1,488)	Other Long-Term Liabilities
The estimated fair value of the interest rate swap agreements represents the amount the Company expects to receive (pay) to terminate the contracts. No portion of the change in fair value of the Company’s interest rate swaps during the six months ended July 3, 2015 and July 4, 2014 was considered ineffective. The amount recorded as Interest Expense during the six months ended July 3, 2015 and July 4, 2014 related to the Company’s interest rate swaps was $0.5 million and $0.2 million, respectively.
The expected future minimum principal payments under the Term Loan as of July 3, 2015 are as follows (in thousands):

Remainder of 2015	$6,250
2016	16,250
2017	20,000
2018	20,000
2019	120,000
Total	$182,500

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

Deferred Financing Fees – The change in deferred financing fees is as follows (in thousands):

At January 2, 2015	$3,087
Amortization during the period	(387)
At July 3, 2015	$2,700

7.	BENEFIT PLANS
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
The change in net defined benefit plan liability is as follows (in thousands):

At January 2, 2015	$2,406
Net defined benefit cost	207
Foreign currency translation	(164)
At July 3, 2015	$2,449
Net defined benefit cost is comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2015	July 4, 2014	July 3, 2015	July 4, 2014
Service cost	$78	$52	$157	$104
Interest cost	15	20	30	39
Amortization of net loss	12	5	26	11
Expected return on plan assets	(3)	—	(6)	—
Net defined benefit cost	$102	$77	$207	$154

8.	STOCK-BASED COMPENSATION
The components and classification of stock-based compensation expense were as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2015	July 4, 2014	July 3, 2015	July 4, 2014
Stock options	$663	$612	$1,282	$1,216
Restricted stock and restricted stock units	1,746	1,601	3,380	3,158
401(k) Plan stock contribution	1,310	1,339	1,310	2,355
Total stock-based compensation expense	$3,719	$3,552	$5,972	$6,729

Cost of sales	$1,094	$1,147	$1,354	$2,058
Selling, general and administrative expenses	2,148	1,998	3,909	3,921
Research, development and engineering costs, net	477	407	709	750
Total stock-based compensation expense	$3,719	$3,552	$5,972	$6,729

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

The weighted average fair value and assumptions used to value options granted are as follows:

	Six Months Ended
	July 3, 2015	July 4, 2014
Weighted average fair value	$12.18	$16.43
Risk-free interest rate	1.55%	1.73%
Expected volatility	26%	39%
Expected life (in years)	5	5
Expected dividend yield	—%	—%
The following table summarizes time-vested stock option activity:

	Number of Time-Vested Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In Millions)
Outstanding at January 2, 2015	1,471,498	$25.32
Granted	301,547	49.20
Exercised	(174,836)	23.41
Forfeited or expired	(25,721)	37.94
Outstanding at July 3, 2015	1,572,488	$29.91	6.4	$37.1
Exercisable at July 3, 2015	1,115,959	$24.27	5.4	$32.6
The following table summarizes performance-vested stock option activity:

	Number of Performance- Vested Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In Millions)
Outstanding at January 2, 2015	118,839	$23.24
Exercised	(50,255)	22.53
Outstanding at July 3, 2015	68,584	$23.76	3.0	$2.0
Exercisable at July 3, 2015	68,584	$23.76	3.0	$2.0
The following table summarizes time-vested restricted stock and restricted stock unit activity:

	Time-Vested Activity	Weighted Average Fair Value
Nonvested at January 2, 2015	67,832	$36.22
Granted	42,497	49.52
Vested	(8,831)	49.54
Forfeited	(7,130)	42.15
Nonvested at July 3, 2015	94,368	$40.51

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

The following table summarizes performance-vested restricted stock and restricted stock unit activity:

	Performance- Vested Activity	Weighted Average Fair Value
Nonvested at January 2, 2015	716,163	$19.57
Granted	179,940	32.92
Vested	(270,198)	15.30
Forfeited	(25,599)	25.53
Nonvested at July 3, 2015	600,306	$25.24

9.	OTHER OPERATING EXPENSES, NET
Other Operating Expenses, Net is comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2015	July 4, 2014	July 3, 2015	July 4, 2014
2014 investments in capacity and capabilities	$6,051	$2,166	$12,738	$2,218
Orthopaedic optimization costs	518	1,187	991	36
2013 operating unit realignment	—	32	—	1,035
Other consolidation and optimization income, net	—	(10)	—	(71)
Acquisition and integration costs (income)	98	47	164	(381)
Asset dispositions, severance and other	1,083	839	1,712	1,210
	$7,750	$4,261	$15,605	$4,047
2014 investments in capacity and capabilities. In 2014, the Company announced several initiatives to invest in capacity and capabilities and to better align its resources to meet its customers’ needs and drive organic growth and profitability. These included the following:

•
Functions performed at the Company’s facility in Plymouth, MN to manufacture catheters and introducers will transfer into the Company’s existing facility in Tijuana, Mexico. This initiative is expected to be substantially completed by the first half of 2016 and is dependent upon our customers’ validation and qualification of the transferred products.

•
Functions performed at the Company’s facilities in Beaverton, OR and Raynham, MA to manufacture products for the portable medical market will transfer to a new facility in Tijuana, Mexico. This initiative is expected to be substantially completed by the end of 2015 and is dependent upon our customers’ validation and qualification of the transferred products. Products currently manufactured at the Beaverton facility, which do not serve the portable medical market, are planned to transfer to the Company’s Raynham facility.

•	The design engineering responsibilities previously performed at the Company’s Cleveland, OH facility were transferred to the Company’s facilities in Minnesota in 2014.

•
Realignment of the Company’s commercial sales operations. This initiative built upon the investment the Company has made in its global sales and marketing function and is expected to be completed during 2015.

The total capital investment expected for these initiatives is between $25.0 million and $28.0 million, of which $17.0 million has been expended through July 3, 2015. Total restructuring charges expected to be incurred in connection with this realignment are between $29.0 million and $34.0 million, of which $21.7 million has been incurred through July 3, 2015. Expenses related to this initiative are recorded within the applicable segment and corporate cost centers that the expenditures relate to and include the following:

•Severance and retention: $7.0 million - $9.0 million;
•Accelerated depreciation and asset write-offs: $2.0 million - $3.0 million; and
•Other: $20.0 million - $22.0 million

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

Other expenses primarily consist of costs to relocate certain equipment and personnel, duplicate personnel costs, disposal and travel expenditures. All expenses are cash expenditures, except accelerated depreciation and asset write-offs.
The change in accrued liabilities related to the 2014 investments in capacity and capabilities is as follows (in thousands):

	Severance and Retention	Accelerated Depreciation/Asset Write-offs	Other	Total
At January 2, 2015	$1,163	$—	$1,066	$2,229
Restructuring charges	1,788	235	10,715	12,738
Write-offs	—	(235)	—	(235)
Cash payments	(949)	—	(10,328)	(11,277)
At July 3, 2015	$2,002	$—	$1,453	$3,455
Orthopaedic optimization costs. In 2010, the Company began updating its Indianapolis, IN facility to streamline operations, consolidate two buildings, increase capacity, further expand capabilities and reduce dependence on outside suppliers. This initiative was completed in 2011.
In 2011, the Company began construction on an orthopaedic manufacturing facility in Fort Wayne, IN and transferred manufacturing operations being performed at its Columbia City, IN location into this new facility. This initiative was completed in 2012.
During 2012, the Company transferred manufacturing and development operations performed at its facilities in Orvin and Corgemont, Switzerland into existing facilities in Fort Wayne, IN and Tijuana, Mexico. In connection with this consolidation, in 2013, the Company sold assets related to certain non-core Swiss orthopaedic product lines to an independent third party. The purchase agreement provided the Company with an earn-out payment based upon the amount of inventory consumed by the purchaser within one year after the close of the transaction. As a result of this earn out, a gain of $2.7 million was recorded in Other Operating Expenses, Net in the first two quarters of 2014. During 2014, the Company transferred $2.1 million of assets relating to the Company’s Orvin, Switzerland property to held for sale and recognized a $0.4 million impairment charge in the fourth quarter of 2014. During the second quarter of 2015, the Company sold $0.6 million of these assets held for sale with no additional gain or loss recognized.
During 2013, the Company began a project to expand its Chaumont, France facility in order to enhance its capabilities and fulfill larger volume customer supply agreements. This initiative is expected to be completed over the next two years.
The total capital investment expected to be incurred for these initiatives is between $30 million and $35 million, of which $25.4 million has been expended through July 3, 2015. Total expense expected to be incurred for these initiatives is between $45 million and $48 million, of which $43.5 million has been incurred through July 3, 2015. All expenses have been and will be recorded within the Greatbatch Medical segment and are expected to include the following:

•	Severance and retention: approximately $11 million;

•	Accelerated depreciation and asset write-offs: approximately $13 million; and

•	Other: $21 million – $24 million
Other expenses include production inefficiencies, moving, revalidation, personnel, training, consulting, and travel costs associated with these consolidation projects. All expenses are cash expenditures, except accelerated depreciation and asset write-offs.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

The change in accrued liabilities related to the orthopaedic facility optimization is as follows (in thousands):

	Severance and Retention	Accelerated Depreciation/Asset Write-offs	Other	Total
At January 2, 2015	$—	$—	$287	$287
Restructuring charges	—	88	903	991
Write-offs	—	(88)	—	(88)
Cash payments	—	—	(1,034)	(1,034)
At July 3, 2015	$—	$—	$156	$156
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

Other expenses primarily consisted of relocation and travel expenditures. All expenses were cash expenditures.

Acquisition and integration costs (income). During 2015 and 2014, the Company incurred costs (income) related to the integration of CCC and NeuroNexus Technologies, Inc. (“NeuroNexus”). These expenses were primarily for travel costs in connection with integration efforts, consulting, training, and the change in fair value of the contingent consideration recorded in connection with the NeuroNexus acquisition, which resulted in a gain of $0.6 million during the first six months of 2014.
Asset dispositions, severance and other. During 2015 and 2014, the Company recorded losses in connection with various asset disposals. In addition, on July 30, 2015, Greatbatch announced a proposed spin-off of a portion of its QiG segment (the “Spin-off”), to be renamed Nuvectra Corporation (“Nuvectra”) upon completion of the Spin-off. Total legal and professional costs incurred in connection with the proposed Spin-off during the first six months of 2015 was $1.5 million. Expenses related to this initiative will be recorded within the applicable segment and corporate cost centers to which the expenditures relate. If this proposed transaction is completed in 2015, deal related costs for the Spin-off are estimated to be between $10 million to $12 million for 2015. Refer to Note 15 “Business Segment, Geographic and Concentration Risk Information” for additional information on the proposed Spin-off.
During 2014, the Company recorded $1.2 million of charges in connection with its business reorganization to align its contract manufacturing operations. Those costs primarily related to consulting and IT development projects, which were completed in the fourth quarter of 2014.

10.	INCOME TAXES
The income tax provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the estimate of the annual effective tax rate is updated, and if the estimated effective tax rate changes, a cumulative adjustment is made. There is a potential for volatility of the effective tax rate due to several factors, including changes in the mix of the pre-tax income and the jurisdictions to which it relates, changes in tax laws and foreign tax holidays, business reorganizations, settlements with taxing authorities and foreign currency fluctuations. The 2015 GAAP effective tax rate for the first six months of 2015 was 20.5% compared to 32.2% for the same period of 2014. This decrease is primarily attributable to $1.0 million of favorable discrete tax items due to the settlement of tax audits in the first quarter of 2015, as well as higher income in lower tax rate jurisdictions.
As of July 3, 2015, the balance of unrecognized tax benefits is approximately $1.9 million. It is reasonably possible that a reduction of up to $0.5 million of the balance of unrecognized tax benefits may occur within the next twelve months as a result of potential audit settlements. Approximately $1.5 million of the balance of unrecognized tax benefits would favorably impact the effective tax rate, net of federal benefit on state issues, if recognized.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

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
Product Warranties – The Company generally warrants that its products will meet customer specifications and will be free from defects in materials and workmanship. The change in product warranty liability was comprised of the following (in thousands):

At January 2, 2015	$660
Additions to warranty reserve	798
Warranty claims paid	(102)
At July 3, 2015	$1,356
Purchase Commitments – Contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. The Company’s purchase orders are normally based on its current manufacturing needs and are fulfilled by its vendors within short time horizons. The Company also enters into blanket orders with vendors that have preferred pricing and terms; however, these orders are normally cancelable without penalty. As of July 3, 2015, the total contractual obligation related to such expenditures is approximately $39.1 million and will primarily be financed by existing cash and cash equivalents, cash generated from operations, or the Credit Facility. The Company also enters into contracts for outsourced services; however, the obligations under these contracts were not significant and the contracts generally contain clauses allowing for cancellation without significant penalty.
Operating Leases – The Company is a party to various operating lease agreements for buildings, machinery, equipment, and software. The Company primarily leases buildings, which accounts for the majority of the future lease payments. Minimum future estimated operating lease expenses are as follows (in thousands):

Remainder of 2015	$3,077
2016	5,981
2017	3,910
2018	3,488
2019	3,418
Thereafter	13,937
Total estimated operating lease expense	$33,811
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

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

Foreign Currency Contracts – The Company has entered into forward contracts to purchase Mexican pesos in order to hedge the risk of peso-denominated payments associated with operations at its Tijuana, Mexico facility. The impact to the Company’s results of operations from these forward contracts was as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2015	July 4, 2014	July 3, 2015	July 4, 2014
Addition (reduction) in cost of sales	$420	$8	$664	$(156)
Ineffective portion of change in fair value	—	—	—	—
Information regarding outstanding foreign currency contracts as of July 3, 2015 is as follows (dollars in thousands):

Instrument	Type of Hedge	Aggregate Notional Amount	Start Date	End Date	$/Peso	Fair Value	Balance Sheet Location
FX Contract	Cash flow	$8,440	Jan 2015	Dec 2015	0.0734	$(1,094)	Accrued Expenses
FX Contract	Cash flow	$1,574	Mar 2015	Dec 2015	0.0656	$(61)	Accrued Expenses
FX Contract	Cash flow	$15,081	Jan 2016	Dec 2016	0.0656	$(881)	Accrued Expenses/Other Long-Term Liabilities
Self-Insured Medical Plan – The Company self-funds the medical insurance coverage provided to its U.S. based employees. The Company has specific stop loss coverage for claims incurred during 2015 exceeding $250 thousand per associate with no annual maximum aggregate stop loss coverage. As of July 3, 2015, the Company had $1.4 million accrued related to the self-insurance of its medical plan. This accrual is recorded in Accrued Expenses in the Condensed Consolidated Balance Sheet and is primarily based upon claim history.

12.	EARNINGS PER SHARE (“EPS”)
The following table illustrates the calculation of Basic and Diluted EPS (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 3, 2015	July 4, 2014	July 3, 2015	July 4, 2014
Numerator for basic and diluted EPS:
Net income	$9,283	$12,348	$17,291	$27,270
Denominator for basic EPS:
Weighted average shares outstanding	25,473	24,838	25,369	24,726
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units	840	1,063	895	1,097
Denominator for diluted EPS	26,313	25,901	26,264	25,823
Basic EPS	$0.36	$0.50	$0.68	$1.10
Diluted EPS	$0.35	$0.48	$0.66	$1.06
The diluted weighted average share calculations do not include the following securities, which are not dilutive to the EPS calculations or the performance criteria have not been met:

	Three Months Ended		Six Months Ended
	July 3, 2015	July 4, 2014	July 3, 2015	July 4, 2014
Time-vested stock options, restricted stock and restricted stock units	276,000	179,000	297,000	179,000
Performance-vested restricted stock units	59,600	—	55,800	—

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

13.	ACCUMULATED OTHER COMPREHENSIVE INCOME
Accumulated Other Comprehensive Income is comprised of the following (in thousands):

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total Pre-Tax Amount	Tax	Net-of-Tax Amount
At April 3, 2015	$(1,181)	$(3,480)	$9,625	$4,964	$1,734	$6,698
Unrealized loss on cash flow hedges	—	(840)	—	(840)	295	(545)
Realized loss on foreign currency hedges	—	420	—	420	(147)	273
Realized loss on interest rate swap hedges	—	281	—	281	(98)	183
Foreign currency translation gain	—	—	214	214	—	214
At July 3, 2015	$(1,181)	$(3,619)	$9,839	$5,039	$1,784	$6,823

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total Pre-Tax Amount	Tax	Net-of-Tax Amount
At January 2, 2015	$(1,181)	$(2,558)	$11,450	$7,711	$1,412	$9,123
Unrealized loss on cash flow hedges	—	(2,187)	—	(2,187)	766	(1,421)
Realized loss on foreign currency hedges	—	664	—	664	(232)	432
Realized loss on interest rate swap hedges	—	462	—	462	(162)	300
Foreign currency translation loss	—	—	(1,611)	(1,611)	—	(1,611)
At July 3, 2015	$(1,181)	$(3,619)	$9,839	$5,039	$1,784	$6,823

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total Pre-Tax Amount	Tax	Net-of-Tax Amount
At April 4, 2014	$(672)	$(350)	$16,134	$15,112	$505	$15,617
Unrealized gain on cash flow hedges	—	18	—	18	(6)	12
Realized loss on foreign currency hedges	—	8	—	8	(3)	5
Realized loss on interest rate swap hedges	—	106	—	106	(37)	69
Foreign currency translation loss	—	—	(393)	(393)	—	(393)
At July 4, 2014	$(672)	$(218)	$15,741	$14,851	$459	$15,310

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total Pre-Tax Amount	Tax	Net-of-Tax Amount
At January 3, 2014	$(672)	$(468)	$14,952	$13,812	$546	$14,358
Unrealized gain on cash flow hedges	—	168	—	168	(59)	109
Realized gain on foreign currency hedges	—	(156)	—	(156)	55	(101)
Realized loss on interest rate swap hedges	—	238	—	238	(83)	155
Foreign currency translation gain	—	—	789	789	—	789
At July 4, 2014	$(672)	$(218)	$15,741	$14,851	$459	$15,310
The realized (gain) loss relating to the Company’s foreign currency and interest rate swap hedges were reclassified from Accumulated Other Comprehensive Income and included in Cost of Sales and Interest Expense, respectively, in the Condensed Consolidated Statements of Operations.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

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
Foreign Currency Contracts – The fair value of foreign currency contracts are determined through the use of cash flow models that utilize observable market data inputs to estimate fair value. These observable market data inputs include foreign exchange rate and credit spread curves. In addition, the Company received fair value estimates from the foreign currency contract counterparty to verify the reasonableness of the Company’s estimates. The Company’s foreign currency contracts are categorized in Level 2 of the fair value hierarchy. The fair value of the Company’s foreign currency contracts will be realized as Cost of Sales as the inventory, which the contracts are hedging the cash flows to produce, is sold, of which approximately $1.5 million is expected to be realized within the next twelve months.
Interest Rate Swaps – The fair value of the Company’s interest rate swaps outstanding at July 3, 2015 were determined through the use of a cash flow model that utilizes observable market data inputs. These observable market data inputs include LIBOR, swap rates, and credit spread curves. In addition, the Company received a fair value estimate from the interest rate swap counterparty to verify the reasonableness of the Company’s estimate. This fair value calculation was categorized in Level 2 of the fair value hierarchy. The fair value of the Company’s interest rate swaps will be realized as Interest Expense as interest on the Credit Facility is accrued.
The following table provides information regarding liabilities recorded at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
	At July 3,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2015	(Level 1)	(Level 2)	(Level 3)
Liabilities
Foreign currency contracts (Note 11)	$2,036	$—	$2,036	$—
Interest rate swap (Note 6)	1,583	—	1,583	—
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Fair value standards also apply to certain assets and liabilities that are measured at fair value on a nonrecurring basis. The carrying amounts of cash, accounts receivable, accounts payable, accrued expenses, and current portion of long-term debt approximate fair value because of the short-term nature of these items. As of July 3, 2015, the fair value of the Company’s variable rate long-term debt approximates its carrying value and is categorized in Level 2 of the fair value hierarchy. A summary of the valuation methodologies for assets and liabilities measured on a nonrecurring basis is as follows:
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
Potential recoverability is measured by comparing the carrying amount of the asset or asset group to its related total future undiscounted cash flows. If the carrying value is not recoverable, the asset or asset group is considered to be impaired. Impairment is measured by comparing the asset or asset group’s carrying amount to its fair value. When it is

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

determined that useful lives are shorter than originally estimated, and no impairment is present, the rate of depreciation is accelerated in order to fully depreciate the assets over their new shorter useful lives. The Company did not record any impairment charges related to its long-lived assets during the first six months of 2015 or 2014.
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
The Company did not record any impairment charges related to its indefinite-lived intangible assets, including goodwill, during the first six months of 2015 or 2014, respectively. See Note 5 “Intangible Assets” for additional information on the Company’s intangible assets.
Cost and Equity Method Investments – The Company holds investments in equity and other securities that are accounted for as either cost or equity method investments, which are classified as Other Assets. The total carrying value of these investments is reviewed quarterly for changes in circumstance or the occurrence of events that suggest the Company’s investment may not be recoverable. The fair value of cost or equity method investments is not adjusted if there are no identified events or changes in circumstances that may have a material effect on the fair value of the investments. Gains and losses realized on cost and equity method investments are recorded in Other (Income) Expense, Net, unless separately stated. The aggregate recorded amount of cost and equity method investments at July 3, 2015 and January 2, 2015 was $19.5 million and $14.5 million, respectively. The Company’s equity method investment is in a Chinese venture capital fund focused on investing in life sciences companies. This fund accounts for its investments at fair value with the unrealized change in fair value of these investments recorded as income or loss to the fund in the period of change. As of July 3, 2015, the Company owned 7.3% of this fund.
During the six month period ending July 3, 2015 and July 4, 2014, the Company did not recognize any impairment charges related to its cost method investments. The fair value of these investments is determined by reference to recent sales data of similar shares to independent parties in an inactive market. This fair calculation is categorized in Level 2 of the fair value hierarchy. During the six month period ending July 3, 2015 and July 4, 2014, the Company recognized a net gain on equity method investments of $0.5 million and $0.8 million, respectively.

15.	BUSINESS SEGMENT, GEOGRAPHIC AND CONCENTRATION RISK INFORMATION
The Company has two reportable segments: Greatbatch Medical and QiG. Greatbatch Medical designs and manufactures medical devices and components where Greatbatch either owns the intellectual property or has unique manufacturing and assembly expertise. Greatbatch Medical provides medical devices and components to the following markets:

•
Cardiac/Neuromodulation: Products include complete implantable medical devices and components such as batteries, capacitors, filtered and unfiltered feed-throughs, engineered components, implantable stimulation leads, and enclosures.

•	Orthopaedic: Products include implants, instruments and delivery systems for large joint, spine, extremity and trauma procedures.

•	Portable Medical: Products include automated external defibrillators, portable oxygen concentrators, ventilators, and powered surgical tools.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

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
QiG is a medical device company formed in 2008 to develop and commercialize a neurostimulation technology platform for treatment of various disorders by stimulating tissues associated with the nervous system. QiG facilitates this development through the establishment of limited liability companies (“LLCs”). These LLCs do not own, but have the exclusive right to use the technology of Greatbatch in certain, specific fields of use and have an exclusive manufacturing agreement with Greatbatch Medical. QiG currently owns 89% of two LLCs - Algostim, LLC (“Algostim”) and PelviStim LLC (“PelviStim”). Minority interests in these LLCs are held by key opinion leaders and clinicians. Under the agreements governing these LLCs, QiG funds 100% of the expenses incurred by the LLC. No distributions are made to the minority holders until QiG is reimbursed for these expenses. Once QiG has been fully reimbursed, any potential future distributions will be applied first to return contributions made by minority partners and thereafter will be made pro rata based upon ownership percentages.
Algostim is focused on the development and commercialization of its Algovita spinal cord stimulation (“SCS”) system (“Algovita”), the first application of QiG’s neurostimulation technology platform. Algovita is indicated for the treatment of chronic pain of the trunk and limbs. Algovita was submitted for premarket approval (“PMA”) to the United States Food & Drug Administration (“FDA”) in December 2013 and in January 2014 documentation for European CE Mark was submitted to the notified body, TÜV SÜD America. CE Mark approval was obtained on June 17, 2014. In April 2015, the Company announced receipt of a letter from the FDA informing it that its PMA application for Algovita is approvable subject to completion of an FDA inspection that finds that the manufacturing facilities, methods and controls used in the production of Algovita comply with the applicable requirements of the FDA’s Quality System Regulation. QiG expects to obtain final approval of its PMA application for Algovita during the second half of 2015 and to launch Algovita commercially in the United States shortly thereafter.
QiG is also in the process of developing additional applications for its neurostimulation technology platform for other emerging indications such as sacral nerve stimulation (“SNS”), and deep brain stimulation (“DBS”), among others. QiG’s PelviStim subsidiary is focused on the commercialization of QiG’s neurostimulation technology platform for SNS.
QiG revenue includes sales of neural interface technology, components and systems to the neuroscience and clinical markets from NeuroNexus, and a limited release of Algovita in Europe. As further discussed in Note 2 “Acquisition,” in August 2014, the Company acquired CCC, a neuromodulation medical device developer and manufacturer for development stage companies. As a result of this transaction, QiG revenue for 2015 also includes sales of various medical device products such as implantable pulse generators, programmer systems, battery chargers, patient wands and leads to medical device companies. Once the medical devices developed by CCC for development stage companies receives regulatory approval and reaches significant production levels, the responsibility for manufacturing these products may be transferred to Greatbatch Medical.
On July 30, 2015, Greatbatch announced a proposed spin-off of a portion of its QiG segment through a tax-free distribution of all of the shares of its QiG Group LLC subsidiary to the stockholders of Greatbatch on a pro rata basis. Immediately prior to completion of the Spin-off, QiG Group LLC will be converted into a corporation organized under the laws of Delaware and change its name to Nuvectra. The portion of the QiG segment being spun-off is expected to be comprised of QiG Group LLC and its subsidiaries: (i) Algostim, (ii) PelviStim, and (iii) Greatbatch’s NeuroNexus subsidiary. Upon completion of the Spin-off, Nuvectra will be an independent, publicly-traded company and Greatbatch will not own any shares of Nuvectra common stock but will retain the operations of QiG not spun-off, which includes CCC. The total financial impact of the Spin-off on the Company’s Condensed Consolidated Financial Statements cannot be determined at this time. However, if completed, deal related costs for the Spin-off are estimated to be between $10 million to $12 million for 2015. Additionally, once completed, the Spin-off is expected to deliver Greatbatch improved financial performance through its long-term manufacturing agreement with Nuvectra for the supply of Algovita and lower operating expenses estimated in the range of $12 million to $16 million on an annualized basis.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

An analysis and reconciliation of the Company’s business segment, product line and geographic information to the respective information in the Condensed Consolidated Financial Statements follows. Sales by geographic area are presented by allocating sales from external customers based on where the products are shipped to (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2015	July 4, 2014	July 3, 2015	July 4, 2014
Sales:
Greatbatch Medical
Cardiac/Neuromodulation	$90,153	$80,005	$166,426	$166,785
Orthopaedic	35,481	37,865	74,452	74,296
Portable Medical	17,700	16,737	31,367	35,940
Vascular	12,907	15,257	23,263	28,307
Energy, Military, Environmental	16,545	21,352	34,255	39,483
Total Greatbatch Medical	172,786	171,216	329,763	344,811
QiG	2,741	865	7,788	1,551
Elimination of Intersegment Sales(a)	(637)	—	(1,341)	—
Total sales	$174,890	$172,081	$336,210	$346,362

(a)	Intersegment sales between Greatbatch Medical and QiG are eliminated in consolidation and are included in Greatbatch Medical’s cardiac and neuromodulation product line.

	Three Months Ended		Six Months Ended
	July 3, 2015	July 4, 2014	July 3, 2015	July 4, 2014
Segment income (loss) from operations:
Greatbatch Medical	$28,914	$32,439	$50,667	$67,567
QiG	(7,002)	(6,173)	(12,452)	(12,086)
Total segment income from operations	21,912	26,266	38,215	55,481
Unallocated operating expenses	(8,878)	(6,727)	(15,792)	(13,418)
Operating income as reported	13,034	19,539	22,423	42,063
Unallocated other expense	(1,099)	(1,407)	(668)	(1,870)
Income before provision for income taxes	$11,935	$18,132	$21,755	$40,193

	Three Months Ended		Six Months Ended
	July 3, 2015	July 4, 2014	July 3, 2015	July 4, 2014
Sales by geographic area:
United States	$75,041	$77,761	$145,557	$158,873
Non-Domestic locations:
Puerto Rico	37,415	31,885	71,431	66,483
Belgium	16,018	17,650	33,385	33,629
Rest of world	46,416	44,785	85,837	87,377
Total sales	$174,890	$172,081	$336,210	$346,362
Three customers accounted for a significant portion of the Company’s sales as follows:

	Three Months Ended		Six Months Ended
	July 3, 2015	July 4, 2014	July 3, 2015	July 4, 2014
Customer A	20%	17%	21%	19%
Customer B	18%	17%	18%	16%
Customer C	12%	12%	13%	12%
Total	50%	46%	52%	47%

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

Long-lived tangible assets by geographic area are as follows (in thousands):

	As of
	July 3, 2015	January 2, 2015
United States	$111,503	$113,851
Rest of world	41,210	31,074
Total	$152,713	$144,925

16.	IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
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
In July 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-11, “Simplifying the Measurement of Inventory,” which simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This ASU is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company is currently assessing the impact of adopting this ASU on its Condensed Consolidated Financial Statements.
In April 2015, the FASB issued ASU No. 2015-03, “Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” which changes the presentation of debt issuance costs in the financial statements. Under this ASU, the Company will present debt issuance costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. The guidance in this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Company will apply the new guidance retrospectively to all prior periods presented beginning in the first quarter of fiscal year 2016. As disclosed in Note 6 “Debt,” as of July 3, 2015, the Company had $2.7 million of debt related deferred financing costs recorded within Other Assets in the Condensed Consolidated Balance Sheet, which will be reclassified as a deduction from Long-Term Debt upon adoption of this ASU.
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” The core principle behind ASU 2014-09 is that an entity should recognize revenue in an amount that reflects the consideration to which the entity expects to be entitled in exchange for delivering goods and services. This model involves a five-step process that includes identifying the contract with the customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations in the contract and recognizing revenue when the entity satisfies the performance obligations. This ASU will supersede existing revenue recognition guidance. In July 2015, the FASB deferred for one year the effective date of the new standard to be effective for annual reporting periods beginning after December 15, 2017. Early application is permitted for all entities, but not before the original public entity effective date. This ASU allows two methods of adoption; a full retrospective approach where three years of financial information are presented in accordance with the new standard, and a modified retrospective approach where this ASU is applied to the most current period presented in the financial statements. The Company is currently assessing the financial impact of adopting the new standard and the methods of adoption; however, given the scope of the new standard, the company is currently unable to provide a reasonable estimate regarding the financial impact or which method of adoption will be elected.
In April 2014, the FASB issued ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which amends the definition of a discontinued operation and requires entities to provide additional disclosures about disposal transactions that do not meet the discontinued operations criteria. The revised guidance changes how entities identify and disclose information about disposal transactions under U.S. GAAP. This ASU is effective prospectively for all disposals (except disposals classified as held for sale before the adoption date) or components initially classified as held for sale in periods beginning on or after December 15, 2014, with early adoption permitted. This ASU is applicable for disposal transactions, if any, that the Company enters into after January 2, 2015. This ASU did not materially impact the Company’s Condensed Consolidated Financial Statements.

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
QiG is a medical device company formed in 2008 to develop and commercialize a neurostimulation technology platform for treatment of various disorders by stimulating tissues associated with the nervous system. QiG is in the process of developing applications for its neurostimulation technology platform for emerging indications such as spinal cord stimulation (“SCS”), sacral nerve stimulation (“SNS”), and deep brain stimulation (“DBS”), among others. QiG’s Algostim, LLC (“Algostim”) subsidiary is focused on the development and commercialization of its Algovita SCS system (“Algovita”), the first application of its neurostimulation technology platform and is indicated for the treatment of chronic pain of the trunk and limbs. QiG’s PelviStim LLC (“PelviStim”) subsidiary is focused on the commercialization of QiG’s neurostimulation technology platform for SNS. QiG revenue includes sales of neural interface technology, components and systems to the neuroscience and clinical markets from Greatbatch’s NeuroNexus Technologies, Inc. (“NeuroNexus”) subsidiary. Our QiG segment also includes the results of Centro de Construcción de Cardioestimuladores del Uruguay (“CCC”), a neuromodulation medical device developer and manufacturer for development stage companies acquired by Greatbatch in August 2014.
On July 30, 2015, we announced a proposed spin-off of a portion of our QiG segment through a tax-free distribution of all of the shares of our QiG Group LLC subsidiary to the stockholders of Greatbatch on a pro rata basis (the “Spin-off”). Immediately prior to completion of the Spin-off, QiG Group LLC will be converted into a corporation organized under the laws of Delaware and change its name to Nuvectra Corporation (“Nuvectra”). The portion of the QiG segment being spun-off is expected to be comprised of QiG Group LLC and its subsidiaries: (i) Algostim, (ii) PelviStim, and (iii) Greatbatch’s NeuroNexus subsidiary. Upon completion of the Spin-off, Nuvectra will be an independent, publicly-traded company and Greatbatch will not own any shares of Nuvectra common stock but will retain the operations of QiG not spun-off, which includes CCC.
Our Acquisition
On August 12, 2014, we purchased all of the outstanding common stock of CCC, headquartered in Montevideo, Uruguay. CCC is an active implantable neuromodulation medical device systems developer and manufacturer that produces a range of medical devices including implantable pulse generators, programmer systems, battery chargers, patient wands, and leads. This acquisition allows us to more broadly partner with medical device companies, complements our core discrete technology offerings, and enhances our medical device innovation efforts. The operating results of CCC were included in our QiG segment from the date of acquisition. Once the medical devices developed by CCC for development stage companies receives regulatory approval and reaches significant production levels, the responsibility for manufacturing these products may be transferred to Greatbatch Medical. The aggregate purchase price of CCC was $19.8 million, which we funded with cash on hand. Total assets acquired from CCC were $26.2 million. Total liabilities assumed from CCC were $6.4 million.
Going forward, we will continue to pursue acquisitions to enhance our top and bottom line growth trajectory, and expand our pipeline technologies. We have a healthy pipeline of targeted acquisitions that will strengthen our competitive positions and accelerate our growth. Our strategic criteria for these acquisitions is that they should drive expansion in our core markets, allow us to enter adjacent growth markets, are focused on proprietary technology, can be tightly integrated into our operating base, and will enhance our return on invested capital.
Our Customers
Our products are designed to provide reliable, long-lasting solutions that meet the evolving requirements and needs of our customers. The nature and extent of our selling relationships with each customer is different in terms of breadth of products purchased, purchased product volumes, length of contractual commitment, ordering patterns, inventory management and selling prices.
Our Greatbatch Medical customers include large multi-national original equipment manufacturers (“OEMs”), such as Biotronik, Biomet, Boston Scientific, Cyberonics, Halliburton Company, Johnson & Johnson, Medtronic, Philips Healthcare, Smith & Nephew, Sorin Group, St. Jude Medical, Stryker, Zimmer, and Zoll. For the six months ended July 3, 2015, Johnson & Johnson, Medtronic, and St. Jude Medical collectively accounted for 52% of our total sales.
QiG customers include numerous scientists, hospitals, and universities throughout the world. Additionally, with the acquisition of CCC, QiG customers also include various research companies and institutes and early stage medical device companies.

Financial Overview
Sales for the second quarter and first six months of 2015 increased 2% and decreased 3%, respectively, in comparison to the prior year period. Sales for the second quarter and first six months of 2015 include $1.2 million and $5.1 million, respectively, from CCC, which was acquired in August 2014. Sales for the second quarter and first six months of 2015 also include the impact of foreign currency exchange rate fluctuations, which reduced sales by approximately $5.5 million and $9.5 million, respectively, in comparison to the prior year period due to the strengthening dollar versus the Euro. Excluding the impact of these items, our organic constant currency sales increased 4% and decreased 2% for the second quarter and first six months of 2015 in comparison to the prior year, respectively. The second quarter 2015 organic constant currency sales increase was primarily due to record sales in our cardiac and neuromodulation product line of $90.2 million, as well as continued strength in our orthopaedics product line, which increased 8% on an organic constant currency basis over the prior year second quarter. Additionally, as expected, our portable medical product line stabilized during the quarter, increasing 6% over the prior year second quarter. Partially offsetting these increases was a $2.4 million and $4.8 million decrease in our vascular and energy, military and environmental (“EME”) product lines, respectively, due to the tough comparable versus the prior year second quarter and a slowdown in the energy markets, respectively. Our organic constant currency decrease in sales for the first six months of 2015 was primarily due to weakness in our portable medical, vascular and EME product lines partially offset by strength in our orthopaedics product line.
We prepare our condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Additionally, we consistently report and discuss in our earnings releases and investor presentations adjusted operating income and margin, adjusted net income, adjusted earnings per diluted share, and organic constant currency growth rates. These adjusted amounts, other than organic constant currency growth rates, consist of GAAP amounts excluding the following adjustments to the extent they occur during the period: (i) acquisition-related charges, (ii) facility consolidation, optimization, manufacturing transfer and system integration charges, (iii) asset write-down and disposition charges, (iv) charges in connection with corporate realignments or a reduction in force (v) material litigation expenses, charges and gains, (vi) unusual or infrequently occurring items, (vii) gain/loss on the sale of investments, (viii) the income tax (benefit) related to these adjustments and (ix) certain tax items related to the Federal research and development tax credit which are outside the normal benefit received. Adjusted earnings per diluted share were calculated by dividing adjusted net income by adjusted diluted weighted average shares outstanding. To calculate organic constant currency growth rates, which excludes the impact of changes in foreign currency exchange rates, as well as the impact of any acquisitions or divestitures of product lines on sales growth rates, we convert current period sales from local currency to U.S. dollars using the previous period’s foreign currency exchange rates and exclude the amount of sales acquired/divested during the period from the current/previous period amounts, respectively. We believe that the presentation of adjusted operating income and margin, adjusted net income, adjusted diluted earnings per share, and organic constant currency growth rates provides important supplemental information to management and investors seeking to understand the financial and business trends relating to our financial condition and results of operations. These measures are used by management to forecast and evaluate the operational performance of the Company. Additionally, incentive compensation targets for all of our associates are based upon adjusted operating income.
A reconciliation of GAAP operating income (loss) to adjusted operating income (loss) is as follows (dollars in thousands):

	Three Months Ended
	Greatbatch Medical		QiG		Unallocated		Total
	July 3, 2015	July 4, 2014	July 3, 2015	July 4, 2014	July 3, 2015	July 4, 2014	July 3, 2015	July 4, 2014
Sales	$172,786	$171,216	$2,741	$865	$(637)	$—	$174,890	$172,081

Operating income (loss) as reported	$28,914	$32,439	$(7,002)	$(6,173)	$(8,878)	$(6,727)	$13,034	$19,539
Adjustments:
IP related litigation (SG&A)(a)	—	—	—	—	1,459	388	1,459	388
Consolidation and optimization (income) expenses	6,532	3,342	37	38	—	(5)	6,569	3,375
Acquisition and integration (income) expenses	8	30	53	(173)	37	190	98	47
Asset dispositions, severance and other	106	3	(3)	—	980	836	1,083	839
Adjusted operating income (loss)	$35,560	$35,814	$(6,915)	$(6,308)	$(6,402)	$(5,318)	$22,243	$24,188
Adjusted operating margin	20.6%	20.9%	NA	NA	NA	NA	12.7%	14.1%

	Six Months Ended
	Greatbatch Medical		QiG		Unallocated		Total
	July 3, 2015	July 4, 2014	July 3, 2015	July 4, 2014	July 3, 2015	July 4, 2014	July 3, 2015	July 4, 2014
Sales	$329,763	$344,811	$7,788	$1,551	$(1,341)	$—	$336,210	$346,362

Operating income (loss) as reported	$50,667	$67,567	$(12,452)	$(12,086)	$(15,792)	$(13,418)	$22,423	$42,063
Adjustments:
IP related litigation (SG&A)(a)	—	—	—	—	2,159	762	2,159	762
Consolidation and optimization expenses	13,303	2,920	426	66	—	232	13,729	3,218
Acquisition and integration (income) expenses	8	30	97	(603)	59	192	164	(381)
Asset dispositions, severance and other	222	(7)	(3)	—	1,493	1,217	1,712	1,210
Adjusted operating income (loss)	$64,200	$70,510	$(11,932)	$(12,623)	$(12,081)	$(11,015)	$40,187	$46,872
Adjusted operating margin	19.5%	20.4%	NA	NA	NA	NA	12.0%	13.5%

(a)
In 2013, we filed suit against one of our cardiac/neuromodulation competitors alleging they were infringing on our intellectual property. Given the complexity and significant costs incurred pursuing this litigation, this quarter we began excluding these litigation expenses from adjusted amounts. Total costs expected to be incurred in connection with this litigation in 2015 is between $4 million and $5 million. We expect this litigation to proceed to trial during the first quarter of 2016. Prior period adjusted amounts have been recalculated to exclude these costs for all periods.

GAAP operating income for the second quarter and first six months of 2015 decreased 33% and 47%, respectively. Adjusted operating income, which excludes material intellectual property (“IP”) related litigation expenses, as well as other operating expenses, net decreased 8% and 14%, respectively. These GAAP and adjusted operating income variances are primarily due to the following:
Second Quarter 2015

•
Gross profit of $58.0 million was consistent with the $58.5 million earned in the prior year period as the benefit of higher sales volumes was offset by continued pricing pressure from our customers. As a result, our gross profit as a percentage of sales decreased 90 basis points to 33.1% in comparison to the second quarter of 2014;

•
A $2.2 million, or 10%, increase in selling, general, and administrative (“SG&A”) expenses was partially attributable to the acquisition of CCC, which added $0.3 million of SG&A costs, as well as higher legal fees in connection with IP related litigation of $1.1 million, which are excluded from adjusted amounts. Additionally, our QiG medical device business, excluding CCC, accounted for $0.5 million of this increase as we continue to invest resources in connection with the commercialization of Algovita; and

•
The decrease in GAAP operating income was also attributable to a $3.9 million increase in costs incurred in connection with our 2014 initiatives to invest in capacity and capabilities, which are included in other operating expenses, net and are excluded from adjusted amounts.

First Six Months 2015

•
A $5.7 million, or 5%, decrease in gross profit driven primarily as a result of lower sales volumes. Additionally, in comparison to the prior year first half, gross profit as a percentage of sales decreased 70 basis points due to pricing pressure from our customers;

•
A $3.1 million, or 7%, increase in SG&A expenses partially attributable to the acquisition of CCC, which added $1.0 million of SG&A costs, as well as higher legal fees in connection with IP related litigation of $1.4 million, which are excluded from adjusted amounts. Additionally, our QiG medical device business, excluding CCC, accounted for $1.2 million of this increase as we continue to invest resources in connection with the commercialization of Algovita; and

•
The decrease in GAAP operating income was also attributable to a $10.5 million increase in costs incurred in connection with our 2014 initiatives to invest in capacity and capabilities, which are included in other operating expenses, net and are excluded from adjusted amounts.

A reconciliation of GAAP net income and diluted earnings per share (“EPS”) to adjusted amounts is as follows (in thousands, except per share amounts):

	Three Months Ended				Six Months Ended
	July 3, 2015		July 4, 2014		July 3, 2015		July 4, 2014
	Net Income	Per Diluted Share	Net Income	Per Diluted Share	Net Income	Per Diluted Share	Net Income	Per Diluted Share
Net income as reported	$9,283	$0.35	$12,348	$0.48	$17,291	$0.66	$27,270	$1.06
Adjustments:
IP related litigation (SG&A)(a)	948	0.04	252	0.01	1,403	0.05	495	0.02
Consolidation and optimization expenses(a)	5,361	0.20	2,181	0.08	10,899	0.41	1,255	0.05
Acquisition and integration (income) expenses(a)	70	—	31	—	116	—	(248)	(0.01)
Asset dispositions, severance and other(a)	698	0.03	545	0.02	1,132	0.04	787	0.03
(Gain) loss on cost and equity method investments, net(a)(b)	(27)	—	27	—	(351)	(0.01)	(507)	(0.02)
R&D Tax Credit(c)	400	0.02	400	0.02	800	0.03	800	0.03
Adjusted net income and diluted EPS(d)	$16,733	$0.64	$15,784	$0.61	$31,290	$1.19	$29,852	$1.16
Adjusted diluted weighted average shares	26,313		25,901		26,264		25,823

(a)	Net of tax amounts computed using a 35% U.S., Mexico, and France statutory tax rate, a 25% Uruguay statutory tax rate, and a 0% tax rate for Swiss adjustments.

(b)
Pre-tax amount is a gain of $42 thousand and $540 thousand for the 2015 second quarter and year-to-date periods, respectively, and a loss of $42 thousand and gain of $780 thousand for the 2014 second quarter and year-to-date periods, respectively.

(c)
The Federal R&D tax credit has not yet been extended for 2015. The 2014 Federal R&D tax credit was enacted in the fourth quarter of 2014. Amounts assume that the tax credit was effective at the beginning of the year for 2015 and 2014.

(d)	The per share data in this table has been rounded to the nearest $0.01 and therefore may not sum to the total.
GAAP and adjusted diluted EPS for the second quarter of 2015 were $0.35 and $0.64, respectively, compared to $0.48 and $0.61 for the second quarter of 2014. For the first six months of 2015, GAAP and adjusted diluted EPS were $0.66 and $1.19, respectively, compared to $1.06 and $1.16, respectively, for the same period of 2014. These variances were primarily due to the same factors impacting GAAP and adjusted operating income discussed above, as well as the following:

•
During the second quarter and first six months of 2015, foreign currency exchange gains increased $0.4 million and $1.6 million, respectively, in comparison to the prior year primarily due to the strengthening of the U.S. dollar relative to the Euro;

•
The changes in the GAAP and adjusted effective tax rates between second quarter and first six months of 2015 in comparison to the same periods of 2014 were primarily due to $0.2 million and $1.0 million, respectively, of discrete tax items recognized during the 2015 periods due to the settlement of tax audits, as well as higher income in lower tax rate jurisdictions in 2015 versus 2014; and

•
An increase in weighted average diluted shares outstanding for the second quarter and first six months of 2015 versus the same periods of 2014 as a result of the increase in our stock price and stock issued under our stock-based compensation programs during those respective periods. This increase reduced the 2015 second quarter and year-to-date GAAP diluted EPS by $0.01 and $0.01, respectively, and adjusted diluted EPS by $0.01 and $0.02, respectively.

Financial Guidance

Our guidance for fiscal year 2015 is as follows:

Sales	$715 - $730 million

GAAP Operating Income as a % of Sales	7.5% - 8.5%
Adjusted Operating Income as a % of Sales	13.7% - 14.0%

Capital Expenditures	$40 - $50 million

GAAP Effective Tax Rate	~23.5%
Adjusted Effective Tax Rate	~21% - 24%

GAAP Diluted EPS	$1.43 - $1.53
Adjusted Diluted EPS	$2.61 - $2.71
Diluted Weighted Average Shares	26,500,000

Currency translation is expected to have a negative impact of approximately $14 million on 2015 sales. As a result, we are expecting to be at the lower end of our revenue guidance range.

Adjusted operating income for 2015 is expected to consist of GAAP operating income excluding items such as deal-related Spin-off costs ($10 million to $12 million), acquisition, consolidation, integration and asset disposition/write-down charges ($23 million) totaling approximately $35 million, as well as approximately $4.5 million of IP related litigation SG&A expenses. The after tax impact of these items is estimated to be approximately $30 million or approximately $1.12 per diluted share. Adjusted diluted EPS also includes the benefit of the Federal research and development tax credit of approximately $1.6 million or $0.06 per diluted share, which has not yet been enacted for 2015.

We continue to expect that we will Spin-off Nuvectra before year-end. Our guidance includes expected Nuvectra results through the end of the year. Once completed, the Spin-off is expected to deliver Greatbatch improved financial performance through our long-term manufacturing agreement with Nuvectra for the supply of Algovita and lower operating expenses estimated in the range of $12 million to $16 million on an annualized basis.

Our CEO’s View
We are very satisfied with our results for the second quarter, which were consistent with our expectations. During the quarter we continued to drive the implementation of our strategic plan with investments in technology, capacity and capabilities. We expect to finish the year strong based upon new and existing customer business pipelines and carry this momentum into 2016. On July 30, 2015, we filed an initial Form 10 registration statement with the U.S. Securities and Exchange Commission (“SEC”) for our proposed spin-off of our neuromodulation subsidiary, QiG Group LLC, to be named Nuvectra. Nuvectra will be initially focused on the development and commercialization of Algovita, the first application of its neurostimulation technology platform.

The strategic spin-off of Nuvectra will provide both entities the focus and flexibility needed to execute their growth initiatives, distinct strategies and provide their respective customers with unparalleled service. Furthermore, it will allow each company to better allocate resources to meet the needs of their respective businesses, pursue distinct capital allocation strategies and focus on targeted growth opportunities with a clear investment proposition to attract long-term investors best suited to each company. The filing of our initial Form 10 was an important step in the process of spinning-off Nuvectra. Once completed, the Spin-off is expected to deliver improved shareholder returns through the Nuvectra Spin-off share dividend, reduction of $12 million to $16 million in operating expenses (annualized basis) and through a long-term manufacturing agreement with Nuvectra for the supply of Algovita. This allows Greatbatch to continue its strategic investment in all of Greatbatch’s markets including the neuromodulation market.

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

Portable Medical
Developing proprietary power solutions for various surgical, diagnostic and other market categories where device mobility is critical, including sterilized surgical products, wireless power and battery management technologies.

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
Algovita, our SCS system to treat chronic intractable pain of the trunk and/or limbs, was designed to target unmet clinical needs with a focus on safety and product differentiation for all user groups. This product was submitted for premarket approval (“PMA”) to the United States Food & Drug Administration (“FDA”) in December 2013, and in January 2014 documentation for European CE Mark was submitted to the notified body, TÜV SÜD America. CE Mark approval was received in June 2014. In April 2015, we announced receipt of a letter from the FDA informing us that our PMA application for Algovita is approvable subject to completion of an FDA inspection that finds that the manufacturing facilities, methods and controls used in the production of Algovita comply with the applicable requirements of the FDA’s Quality System Regulation. We expect to obtain final approval of our PMA application for Algovita during the second half of 2015 and to launch Algovita commercially in the United States shortly thereafter.
QiG intends to modify the Algovita platform for other established indications in growing and emerging technologies such as SNS and DBS, among others. CCC will be used for early stage technologies. We have a large and growing list of interested partners in the space that we can engage. Additionally we are leveraging NeuroNexus and CCC for early stage research and development. Lastly, we will continue to advance and incorporate the capabilities from our core Greatbatch Medical segment across opportunities in neurostimulation.
Cost Savings and Consolidation Efforts
In 2015 and 2014, we recorded charges in other operating expenses, net related to various cost savings and consolidation initiatives. These initiatives were undertaken to improve our operational efficiencies and profitability, the most significant of which are as follows (in millions):

Initiative	Expected Expense	Expected Capital	Expected Benefit to Operating Income(a)	Expected Completion Date
2014 investments in capacity and capabilities	$29 - $34	$25 - $28	> $20	2016
2013 operating unit realignment	$6.6	—	> $7	Completed
Orthopaedic optimization	$45 - $48	$30 - $35	$15 - $20	2011 - 2017
(a) Represents the annual benefit to our operating income expected to be realized from these initiatives through cost savings and/or increased capacity. These benefits will be phased in over time as the various initiatives are completed.
See Note 9 “Other Operating Expenses, Net” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for additional information about the timing, cash flow impact and amount of future expenditures for these initiatives. We continually evaluate our operating structure in order to maximize efficiencies and drive margin expansion. Future charges could be incurred if new consolidation and optimization initiatives are undertaken.

Our Financial Results
We utilize a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31. For 52-week years, each quarter contains 13 weeks. The second quarter and first six months of 2015 and 2014 ended on July 3, and July 4, respectively, and each contained 13 weeks and 26 weeks, respectively. The discussion that follows should be read in conjunction with our Condensed Consolidated Financial Statements and related notes and with the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended January 2, 2015. The following table presents certain selected financial information derived from our Condensed Consolidated Financial Statements for the periods presented (dollars in thousands, except per share data):

	Three Months Ended				Six Months Ended
	July 3,	July 4,	Change		July 3,	July 4,	Change
	2015	2014	$	%	2015	2014	$	%
Sales:
Greatbatch Medical
Cardiac/Neuromodulation	$90,153	$80,005	$10,148	13%	$166,426	$166,785	$(359)	—%
Orthopaedic	35,481	37,865	(2,384)	(6)%	74,452	74,296	156	—%
Portable Medical	17,700	16,737	963	6%	31,367	35,940	(4,573)	(13)%
Vascular	12,907	15,257	(2,350)	(15)%	23,263	28,307	(5,044)	(18)%
Energy, Military, Environmental	16,545	21,352	(4,807)	(23)%	34,255	39,483	(5,228)	(13)%
Total Greatbatch Medical	172,786	171,216	1,570	1%	329,763	344,811	(15,048)	(4)%
QiG	2,741	865	1,876	217%	7,788	1,551	6,237	402%
Elimination of intersegment sales(a)	(637)	—	(637)	NA	(1,341)	—	(1,341)	NA
Total sales	174,890	172,081	2,809	2%	336,210	346,362	(10,152)	(3)%
Cost of sales	116,939	113,611	3,328	3%	225,861	230,296	(4,435)	(2)%
Gross profit	57,951	58,470	(519)	(1)%	110,349	116,066	(5,717)	(5)%
Gross profit as a % of sales	33.1%	34.0%			32.8%	33.5%
Selling, general and administrative expenses (SG&A)	24,104	21,877	2,227	10%	46,713	43,632	3,081	7%
SG&A as a % of sales	13.8%	12.7%			13.9%	12.6%
Research, development and engineering costs, net (RD&E)	13,063	12,793	270	2%	25,608	26,324	(716)	(3)%
RD&E as a % of sales	7.5%	7.4%			7.6%	7.6%
Other operating expenses, net	7,750	4,261	3,489	82%	15,605	4,047	11,558	286%
Operating income	13,034	19,539	(6,505)	(33)%	22,423	42,063	(19,640)	(47)%
Operating margin	7.5%	11.4%			6.7%	12.1%
Interest expense	1,206	1,073	133	12%	2,326	2,157	169	8%
Other (income) expense, net	(107)	334	(441)	NA	(1,658)	(287)	(1,371)	478%
Provision for income taxes	2,652	5,784	(3,132)	(54)%	4,464	12,923	(8,459)	(65)%
Effective tax rate	22.2%	31.9%			20.5%	32.2%
Net income	$9,283	$12,348	$(3,065)	(25)%	$17,291	$27,270	$(9,979)	(37)%
Net margin	5.3%	7.2%			5.1%	7.9%
Diluted earnings per share	$0.35	$0.48	$(0.13)	(27)%	$0.66	$1.06	$(0.40)	(38)%
(a) Intersegment sales between Greatbatch Medical and QiG are eliminated in consolidation and are included in Greatbatch Medical’s cardiac and neuromodulation product line.
Greatbatch Medical Sales
Total Greatbatch Medical sales for the second quarter of 2015 increased 1% in comparison to the prior year period. However, for the first six months of 2015, Greatbatch Medical sales decreased 4% over the comparable 2014 period. The most significant contributors to these variances were as follows:
Cardiac and neuromodulation revenues for the second quarter of 2015 were a record $90.2 million and increased 13% in comparison to the prior year second quarter. This increase reflects the benefit of new product introductions, as well as the timing of customer inventory builds in comparison to the prior year. These increases were partially offset by the continued impact (approximately $1.5 million) of end of life products in our legacy cardiac product line. For the first six months of 2015, cardiac and neuromodulation sales were consistent with the prior year period as the impact of end of life products (approximately $6.5 million) was offset by the benefit of new product introductions, as well as the timing of customer inventory builds. Growth in our cardiac and neuromodulation product line for the next several quarters will continue to be negatively impacted by the end of life on legacy products, as well as continued pressure from our customer’s cost reduction initiatives. We estimate that end of life products will reduce 2015 cardiac and neuromodulation revenue by approximately $10 million - $15 million in comparison to 2014. We expect we will be able to mitigate these headwinds as we have line-of-sight with new customers and new product introductions that are expected to provide strong performance in the second half of the year.
Orthopaedic sales for the second quarter and first six months of 2015 decreased 6% and remained consistent with the comparable 2014 periods, respectively. For the second quarter and first six months of 2015, foreign currency exchange rate fluctuations, which resulted from the strengthening of the U.S. dollar versus the Euro, decreased sales by approximately $5.5 million and $9.5 million, respectively, in comparison to the prior year periods. On an organic constant currency basis, in comparison to the prior year second quarter and year-to-date periods, our orthopaedic sales increased 8% and 13%, respectively, as we continued to benefit from market growth, new customer wins, and our investments in capacity and capabilities at our Chaumont, France facility. Foreign currency exchange rate fluctuations are expected to be a significant headwind for the remainder of the year and are expected to have a negative impact of approximately $14 million on 2015 orthopaedic sales. We anticipate orthopaedic revenue growth to be in the high single digit to low double digit range on an organic constant currency basis for 2015.
Portable medical sales for the second quarter of 2015 stabilized, increasing 6% in comparison to the prior year second quarter. However, portable medical sales for the first six months of 2015 decreased 13% in comparison to the first six months of 2014. We are refocusing our product line offerings in the portable medical space to products that have higher profitability. Correspondingly, we have discontinued or reduced volumes in certain of our lower margin products, which is expected to continue to negatively impact our sales through the second half of 2015. As part of our investment in capacity and capabilities and to better align our resources, during the second quarter of 2014, we announced plans to transfer our portable medical operations into a new facility located in Tijuana, Mexico. This transfer is progressing as planned with initial production from our new Tijuana facility slated for late fourth quarter 2015. During the current quarter, we renewed a contract with a major portable medical customer and expect to introduce proprietary power solutions to drive future organic growth in this product line.
Vascular sales for the second quarter and first six months of 2015 declined 15% and 18%, respectively, in comparison to the prior year periods. These decreases were primarily due to customer inventory management initiatives and tough comparables versus the prior year periods. We expect this product line to resume growth in the second half of the year as customers work off their excess inventory. Additionally, we believe that our manufacturing move to Mexico will position us to be competitive in both new and existing markets beginning in 2016 and beyond.
Second quarter and year-to-date 2015 EME sales declined 23% and 13%, respectively, in comparison to the prior year periods. These decreases were primarily due to the slowdown in the energy markets, which has caused customers to reduce drilling volumes and is expected to be a headwind for the remainder of the year.
QiG Sales
QiG revenue for the second quarter and first six months of 2015 increased $1.9 million and $6.2 million, respectively, in comparison to the prior year periods. Sales for the second quarter and first six months of 2015 include $1.2 million and $5.1 million, respectively, from CCC, which was acquired in August 2014. On an organic constant currency basis, 2015 second quarter and year-to-date QiG revenue increased $0.6 million and $1.1 million, respectively, due to new product launches including a limited release of Algovita in Europe and the NeuroNexus SmartBox™ portable control and data streaming system.
Gross Profit
Changes to gross profit as a percentage of sales from the prior year were due to the following:

	Change From Prior Year
	Three Months	Six Months
Performance-based compensation(a)	0.1%	0.5%
Production efficiencies, volume and mix(b)	0.8%	0.7%
Impact of acquisition(c)	(0.4)%	(0.3)%
Price(d)	(1.2)%	(0.9)%
Other	(0.2)%	(0.7)%
Total percentage point change to gross profit as a percentage of sales	(0.9)%	(0.7)%

(a)	Amount represents the change in performance-based compensation versus the prior year period and is recorded based upon the actual results achieved.

(b)	Our gross profit percentage benefited from higher volumes and production efficiencies gained as a result of our investments in capacity and capabilities.

(c)	Amounts represent the impact to our gross profit percentage related to the acquisition of CCC in August 2014.

(d)	Our gross profit percentage was negatively impacted by continued pricing pressure from our larger OEM customers.
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
SG&A Expenses
Changes to SG&A expenses from the prior year were due to the following (in thousands):

	Change From Prior Year
	Three Months	Six Months
Performance-based compensation(a)	$(104)	$(1,434)
Legal fees(b)	946	1,337
G&A personnel costs(c)	893	1,635
Impact of acquisition(d)	288	1,005
Other	204	538
Net increase in SG&A	$2,227	$3,081

(a)	Amount represents the change in performance-based compensation versus the prior year period and is recorded based upon actual results achieved.

(b)
Amount represents the increase in legal costs compared to the prior year period and includes higher IP related defense costs, as well as other corporate initiatives. In 2013, we filed suit against one of our cardiac/neuromodulation competitors alleging they were infringing on our IP. Costs associated with this litigation accounted for $1.1 million and $1.4 million of the quarter and year-to-date increases in SG&A expenses, respectively, from 2014 to 2015. Total costs expected to be incurred in connection with this litigation in 2015 is between $4 million and $5 million. We expect this litigation to proceed to trial during the first quarter of 2016.

(c)
Amount represents various increases in general and administrative costs related to the growth of our business. Our QiG medical device business, excluding CCC, accounted for $0.5 million and $1.2 million of this increase for the quarter and year-to-date periods, respectively, as we continue to invest resources in connection with the commercialization of Algovita.

(d)	Amount represents the incremental SG&A expenses related to the acquisition of CCC in August 2014.
RD&E Expenses, Net
Net RD&E costs are comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2015	July 4, 2014	July 3, 2015	July 4, 2014
Research, development and engineering costs	$15,273	$15,075	$29,103	$30,534
Less: cost reimbursements	(2,210)	(2,282)	(3,495)	(4,210)
Total RD&E, net	$13,063	$12,793	$25,608	$26,324
Net RD&E costs for the 2015 second quarter increased $0.3 million versus the comparable 2014 period and decreased $0.7 million for the year-to-date period. The increase for the second quarter was a result of higher performance-based compensation in comparison to the prior year period, which was accrued based upon the achievement of certain Algovita commercialization milestones. The decrease for the year-to-date period was primarily attributable to lower DVT costs incurred in connection with the development of Algovita as well as lower corporate-wide performance-based compensation, which is recorded based upon actual results achieved.
The decrease in customer cost reimbursements for the first six months of 2015 primarily relates to the expiration of certain government grants acquired in our acquisition of NeuroNexus, which Greatbatch was not eligible to renew.

Other Operating Expenses, Net
Other operating expenses, net is comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2015	July 4, 2014	July 3, 2015	July 4, 2014
2014 investments in capacity and capabilities(a)	$6,051	$2,166	$12,738	$2,218
Orthopaedic optimization costs(a)	518	1,187	991	36
2013 operating unit realignment(a)	—	32	—	1,035
Other consolidation and optimization income, net(a)	—	(10)	—	(71)
Acquisition and integration costs (income)(b)	98	47	164	(381)
Asset dispositions, severance and other(c)	1,083	839	1,712	1,210
Total other operating expenses (income), net	$7,750	$4,261	$15,605	$4,047

(a)
Refer to “Cost Savings and Consolidation Efforts” section of this Item and Note 9 “Other Operating Expenses, Net” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for disclosures related to the timing and level of remaining expenditures for these initiatives.

(b)
During 2015 and 2014, we incurred costs (income) related to the integration of CCC and NeuroNexus. These expenses were primarily for travel costs in connection with integration efforts, consulting, training, and the change in fair value of the contingent consideration recorded in connection with the NeuroNexus acquisition, which resulted in a gain of $0.6 million during the first six months of 2014.

(c)
During 2015 and 2014, we recorded losses in connection with various asset disposals. In addition, total legal and professional costs incurred in connection with the proposed Spin-off during the first six months of 2015 were $1.5 million ($1.0 million for the second quarter 2015). Expenses related to this initiative will be recorded within the applicable segment and corporate cost centers to which the expenditures relate. Refer to Note 15 “Business Segment, Geographic and Concentration Risk Information” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for additional discussion on the proposed Spin-off. During the first six months of 2014, the Company recorded $1.2 million of charges in connection with its business reorganization to align its contract manufacturing operations. Those costs primarily related to consulting and IT development projects, which were completed in the fourth quarter of 2014.

We continually evaluate our operating structure in order to maximize efficiencies and drive margin expansion. Other operating expenses, net for 2015 are expected to be approximately $35 million, as we continue to invest in our capacity and capabilities. This includes transaction-related costs related to the proposed Spin-off, which are estimated to be between $10 million to $12 million for 2015 if the proposed Spin-off is completed in 2015.
Interest Expense
Interest expense for the second quarter and first six months of 2015 were relatively consistent with the same periods of 2014.
Other (Income) Expense, Net
Other (income) expense, net primarily includes the impact of foreign currency exchange rate fluctuations on transactions denominated in foreign currencies. We recognized $0.2 million and $1.3 million of foreign currency exchange gains during the second quarter and first six months of 2015, respectively, compared to losses of $0.2 million and $0.3 for the same periods of 2014, primarily due to the strengthening of the U.S. dollar relative to the Euro. Additionally, income realized on our equity method investment increased $0.1 million and decreased $0.2 million for the second quarter and first six months of 2015, respectively, in comparison to prior year periods. We generally do not expect foreign currency exchange rate fluctuations to have a material impact on our results of operations.
As of July 3, 2015 and January 2, 2015 we held $19.5 million and $14.5 million, respectively, of investments in equity and other securities that are accounted for as either cost or equity method investments. The total carrying value of these investments is reviewed quarterly for changes in circumstance or the occurrence of events that suggest our investment may not be recoverable. These investments are in start-up research and development companies whose fair value is highly subjective in nature and could be subject to significant fluctuations in the future that could result in material gains or losses.
Provision for Income Taxes
The 2015 second quarter GAAP effective tax rate was 22.2% compared to 31.9% for the same period of 2014. This decrease is primarily attributable to $0.2 million of favorable discrete tax items, as well as higher income in lower tax rate jurisdictions. The 2015 GAAP effective tax rate for the first six months of 2015 was 20.5% compared to 32.2% for the same period of 2014.

This decrease is primarily attributable to $1.0 million of favorable discrete tax items due to the settlement of tax audits in the first quarter of 2015, as well as higher income in lower tax rate jurisdictions.
We currently expect our 2015 annual GAAP effective tax rates to be approximately 23.5%. This guidance does not include the benefit of the U.S. Federal R&D tax credit. If reinstated, our 2015 GAAP income tax provision would be lowered by approximately $1.6 million, but is already considered in our adjusted effective tax rate guidance for 2015 of approximately 21% to 24%.
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
Government Regulation
The Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act (collectively “Health Care Reform”) legislated broad-based changes to the U.S. healthcare system that could significantly impact our business operations and financial results, including higher or lower revenue, as well as higher employee medical costs and taxes. Health Care Reform imposes significant new taxes on medical device OEMs, which will result in a significant increase in the tax burden on our industry and which could have a material negative impact on our financial condition, results of operations and our cash flows. Other elements of Health Care Reform such as comparative effectiveness research, an independent payment advisory board, payment system reforms including shared savings pilots and other provisions could meaningfully change the way healthcare is developed and delivered, and may materially impact numerous aspects of our business, results of operations and financial condition. Many significant parts of Health Care Reform will be phased in over the next several years and require further guidance and clarification in the form of regulations. The medical device tax, which was effective in 2013, increased our cost of sales by $0.3 million for the first six months of 2015.
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
Liquidity and Capital Resources

	As of
(Dollars in thousands)	July 3, 2015	January 2, 2015
Cash and cash equivalents	$72,338	$76,824
Working capital	$256,779	$242,022
Current ratio	3.60	3.23
The decrease in cash and cash equivalents from the end of 2014 was primarily due to our investment of $26.7 million in property, plant and equipment and cost method investments during the first two quarters partially offset by cash flow from operations of $22.5 million. The increase in our working capital and current ratio during the quarter was primarily a result of the cash generated by operations, which was used to build inventory and pay down accrued expenses. Of the $72.3 million of cash and cash equivalents on hand as of July 3, 2015, $16.1 million is being held at our foreign subsidiaries and is considered permanently reinvested.
Revolving Line of Credit – We have a credit facility (the “Credit Facility”), which consists of a $300 million revolving line of credit (the “Revolving Credit Facility”), a $182.5 million term loan (the “Term Loan”), a $15 million letter of credit subfacility, and a $15 million swingline subfacility. The Credit Facility can be increased by an additional $200 million upon our request and approval by the lenders. The Revolving Credit Facility has a maturity date of September 20, 2018, which may be extended to September 20, 2019 upon notice by us to the lenders and subject to the satisfaction of certain conditions. The principal of the Term Loan is payable in quarterly installments as specified in the Credit Facility until its maturity date of September 20, 2019 when the unpaid balance is due in full.
The Credit Facility is supported by a consortium of fifteen banks with no bank controlling more than 18% of the facility. As of July 3, 2015, each bank supporting 98% of the Revolving Credit Facility each had an S&P credit rating of at least BBB or better, which is considered investment grade. The bank which supports the remaining 2% of the Revolving Credit Facility is not currently being rated.
The Credit Facility requires us to maintain a rolling four quarter ratio of adjusted EBITDA to interest expense of at least 3.0 to 1.0. For the twelve month period ended July 3, 2015, our ratio of adjusted EBITDA to interest expense, calculated in accordance with our credit agreement, was 26.7 to 1.00, well above the required limit. The Credit Facility also requires us to maintain a total leverage ratio of not greater than 4.5 to 1.0 decreasing to not greater than 4.25 to 1.0 after January 2, 2016. As of July 3, 2015, our total leverage ratio, calculated in accordance with our credit agreement, was 1.56 to 1.00, well below the required limit.
See Note 6 “Debt” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for a more detailed description of the Credit Facility.
As of July 3, 2015, we had $300 million of borrowing capacity available under the Credit Facility. This amount may vary from period to period based upon our debt and EBITDA levels, which impacts the covenant calculations discussed above. We believe that our cash flow from operations and available borrowing capacity under the Credit Facility provide adequate liquidity to meet our short- and long-term funding needs.
Operating Activities – Cash provided by operations of $22.5 million decreased 15% for the first six months of 2015 versus the comparable 2014 period. This decrease was primarily due to lower cash net income in comparison to the prior year. Immediately prior to the completion of the proposed Spin-off, Greatbatch will make a cash capital contribution to Nuvectra, which is expected to help fund their operations for approximately two to three years. This amount has not yet been determined by our Board of Directors but is expected to be funded with cash on hand and/or availability under our Credit Facility.
Investing Activities – Net cash used in investing activities for the first six months of 2015 was $26.0 million compared to $9.8 million in the comparable 2014 period. This included $22.2 million of cash used in 2015 for the purchase of property, plant, and equipment in connection with the consolidation and optimization initiatives discussed in Note 9 “Other Operating Expenses, Net” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report as well as routine capital expenditures. Our current expectation is that capital spending for 2015 will be in the range of $40 million to $50 million, of which half is discretionary in nature. We anticipate that cash on hand, cash flows from operations and available borrowing capacity under our Credit Facility will be sufficient to fund these capital expenditures. As part of our growth strategy, we have and will continue to consider targeted and opportunistic acquisitions. We have a healthy pipeline of targeted acquisitions that will strengthen our competitive positions and accelerate our growth.
Financing Activities – Net cash used in financing activities for the first six months of 2015 was $0.5 million compared to $0.8 million in the comparable 2014 period. The net cash outflow for the first two quarters of 2015 included $5.1 million of cash received from the exercise of stock options during the first six months of 2015, which was partially offset by $5.0 million of principal payments on long-term debt.
Capital Structure – As of July 3, 2015, our capital structure consisted of $182.5 million of debt outstanding on our Term Loan and 25.5 million shares of common stock outstanding. Additionally, we had $72.3 million in cash and cash equivalents, which we believe is sufficient to meet our short-term operating cash needs. If necessary, we currently have access to $300 million under our Revolving Credit Facility and are authorized to issue 100 million shares of common stock and 100 million shares of preferred stock. We believe that, if needed, we can access public markets to raise additional capital. We believe that our capital structure provides adequate funding to meet our growth objectives. We continuously evaluate our capital structure, including our Credit Facility, as it relates to our anticipated long-term funding needs. Changes to our capital structure may occur as a result of this analysis or changes in market conditions.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements within the meaning of Item 303(a)(4) of Regulation S-K.
Impact of Recently Issued Accounting Standards
In the normal course of business, we evaluate all new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”), SEC, Emerging Issues Task Force (“EITF”) or other authoritative accounting bodies to determine the potential impact they may have on our Condensed Consolidated Financial Statements. See Note 16 “Impact of Recently Issued Accounting Standards” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for additional information about these recently issued accounting standards and their potential impact on our financial condition or results of operations.
Contractual Obligations
A table of our contractual obligations as of January 2, 2015 was included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended January 2, 2015.

There have been no significant changes to our contractual obligations during the six months ended July 3, 2015. See Note 11 “Commitments and Contingencies” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for further discussion on our contractual obligations.
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
Although it is not possible to create a comprehensive list of all factors that may cause actual results to differ from the results expressed or implied by our forward-looking statements or that may affect our future results, some of these factors include the following: our dependence upon a limited number of customers; customer ordering patterns; product obsolescence; our inability to market current or future products; pricing pressure from customers; our ability to timely and successfully implement cost reduction and plant consolidation initiatives; our reliance on third party suppliers for raw materials, products and subcomponents; fluctuating operating results; our inability to maintain high quality standards for our products; challenges to our intellectual property rights; product liability claims; product field actions or recalls; our inability to successfully consummate and integrate acquisitions and to realize synergies and to operate these acquired businesses in accordance with expectations; our unsuccessful expansion into new markets; our failure to develop new products including system and device products; the timing, progress and ultimate success of pending regulatory actions and approvals, including with respect to Algovita; risks associated with the proposed spin-off of Nuvectra including our ability to execute the Spin-off successfully, the timing and taxable nature of the Spin-off, and the performance of Nuvectra post Spin-off; our inability to obtain licenses to key technology; regulatory changes, including Health Care Reform, or consolidation in the healthcare industry; global economic factors including currency exchange rates and interest rates; the resolution of various legal actions brought against the Company; and other risks and uncertainties that arise from time to time and are described in Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K and in other periodic filings with the SEC. Except as required by applicable law, the Company assumes no obligation to update forward-looking statements in this report whether to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results, financial conditions or prospects, or otherwise.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency – We have foreign operations in France, Mexico, Switzerland and Uruguay, which expose the Company to foreign currency exchange rate fluctuations due to transactions denominated in Euros, Mexican pesos, Swiss francs and Uruguayan pesos, respectively. We continuously evaluate our foreign currency risk and will take action from time to time in order to best mitigate these risks, which includes the use of various derivative instruments such as forward currency exchange rate contracts. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency exposures would have had an impact of approximately $8 million on our annual sales. This amount is not indicative of the hypothetical net earnings impact due to partially offsetting impacts on cost of sales and operating expenses in those currencies. We estimate that foreign currency exchange rate fluctuations during the six months ended July 3, 2015 decreased sales in comparison to the 2014 period by approximately $9.5 million.
In 2014, we entered into a forward contract to purchase 19.2 million Mexican pesos per month beginning in January 2015 through December 2015 at an exchange rate of $0.0734 per peso. In 2015, we entered into a forward contract to purchase an additional 4.0 million Mexican pesos per month beginning in March 2015 through December 2015 at an exchange rate of $0.0656 and to purchase 19.2 million Mexican pesos per month beginning in January 2016 through December 2016 at an exchange rate of $0.0656. These contracts were entered into in order to hedge the risk of peso-denominated payments associated with a portion of the operations at our Tijuana, Mexico facility for 2015 and 2016 and are being accounted for as cash flow hedges. As of July 3, 2015, these contracts had a negative fair value of $2.0 million.
The amount recorded during the six months ended July 3, 2015 and July 4, 2014 related to our forward contracts was an increase in Cost of Sales of $0.7 million and a reduction in Cost of Sales of $0.2 million, respectively. No portion of the change in fair value of our foreign currency exchange rate contracts during the six months ended July 3, 2015 or July 4, 2014 was considered ineffective.
We translate all assets and liabilities of our foreign operations, where the U.S. dollar is not the functional currency, at the period-end exchange rate and translate sales and expenses at the average exchange rates in effect during the period. The net effect of these translation adjustments is recorded in the Condensed Consolidated Financial Statements as Comprehensive Income (Loss). The translation adjustment for the first six months of 2015 was a loss of $1.6 million and for the first six months of 2014 was a gain of $0.8 million. Translation adjustments are not adjusted for income taxes as they relate to permanent investments in our foreign subsidiaries. Net foreign currency transaction gains and losses included in Other (Income) Expense, Net amounted to a gain of $1.3 million and a loss of $0.3 million for the first six months of 2015 and 2014, respectively. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency net assets would have had an impact of approximately $1.5 million on our foreign net assets as of July 3, 2015.
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
These swaps were entered into in order to hedge against potential changes in cash flows on our outstanding variable-rate debt, which is also indexed to the one-month LIBOR rate. The receive variable leg of the interest rate swaps and the variable rate paid on the debt is expected to have the same rate of interest, excluding the credit spread, and reset and pay interest on the same dates. These swaps are accounted for as cash flow hedges. As of July 3, 2015, these swaps had a negative fair value of $1.6 million.
As of July 3, 2015, we had $182.5 million outstanding under the Term Loan, of which $95 million is currently being hedged. See Note 6 “Debt” of the Notes to Condensed Consolidated Financial Statements in Item 1 of this report for additional information about our outstanding debt. A hypothetical one percentage point (100 basis points) change in the LIBOR rate on the $87.5 million of unhedged floating rate debt outstanding at July 3, 2015 would have an impact of approximately $0.9 million on our interest expense.
ITEM 4. CONTROLS AND PROCEDURES

a.	Evaluation of Disclosure Controls and Procedures
Our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the Securities and Exchange Commission as of July 3, 2015. These disclosure controls and procedures have been designed to provide reasonable assurance that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on their evaluation, as of July 3, 2015, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.

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
There were no new material legal proceedings that are required to be reported in the quarter ended July 3, 2015, and no material developments during the quarter in the Company’s legal proceedings as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended January 2, 2015.

ITEM 1A.	RISK FACTORS
On July 30, 2015, we announced our intentions to spin-off a portion of our QiG segment from the remainder of our business through a tax-free distribution of all of the shares QiG Group, LLC to the stockholders of Greatbatch on a pro rata basis (the “Spin-off”). Immediately prior to completion of the Spin-off, QiG Group LLC will be converted into a corporation organized under the laws of Delaware and change its name to Nuvectra Corporation (“Nuvectra”). We could be delayed or prevented from completing the proposed Spin-off, or be forced to complete it on terms or conditions that are less favorable and/or different than expected, for a variety of reasons, including unanticipated developments, such as delays in obtaining regulatory approvals for Algovita, uncertainty of the financial markets, or challenges in establishing infrastructure and processes. Even if the transaction is completed, we may not realize some or all of the anticipated benefits from the proposed Spin-off. Moreover, following the proposed Spin-off, the combined value of the common stock of the two publicly-traded companies may not be equal to or greater than what the value of our common stock would have been had the proposed Spin-off not occurred. In addition, we expect to spend substantial time, money and effort on completing the proposed transaction without any assurance that it will be completed. Our investments in terms of financial and management resources may be significantly higher than expected, which could limit our ability to pursue other business opportunities and distract us from operating our businesses as currently conducted.
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

Dated:	August 11, 2015	GREATBATCH, INC.

		By:	/s/ Thomas J. Hook
Thomas J. Hook
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Michael Dinkins
Michael Dinkins
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ Thomas J. Mazza
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