Form 10-Q
period 2015-10-02
GREATBATCH, INC.
filed 2015-11-10
CIK 1114483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2015
Commission File Number 1-16137
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
The number of shares outstanding of the Company’s common stock, $0.001 par value per share, as of November 10, 2015 was: 30,557,396 shares.

Greatbatch, Inc.
Table of Contents for Form 10-Q
As of and for the Quarterly Period Ended October 2, 2015

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
GREATBATCH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS—Unaudited
(in thousands except share and per share data)

	As of
	October 2, 2015	January 2, 2015
Assets
Current assets:
Cash and cash equivalents	$68,594	$76,824
Accounts receivable, net of allowance for doubtful accounts of $1.3 million in 2015 and $1.4 million in 2014	108,278	124,953
Inventories	164,236	129,242
Refundable income taxes	3,447	1,716
Deferred income taxes	7,603	6,168
Prepaid expenses and other current assets	12,103	11,780
Total current assets	364,261	350,683
Property, plant and equipment, net	156,009	144,925
Amortizing intangible assets, net	55,329	65,337
Indefinite-lived intangible assets	20,288	20,288
Goodwill	354,139	354,393
Deferred income taxes	2,415	2,626
Other assets	31,181	17,757
Total assets	$983,622	$956,009
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$15,000	$11,250
Accounts payable	56,277	46,436
Income taxes payable	2,567	2,003
Deferred income taxes	339	588
Accrued expenses	43,256	48,384
Total current liabilities	117,439	108,661
Long-term debt	165,000	176,250
Deferred income taxes	51,137	53,195
Other long-term liabilities	4,191	4,541
Total liabilities	337,767	342,647
Stockholders’ equity:
Preferred stock, $0.001 par value, authorized 100,000,000 shares; no shares issued or outstanding in 2015 or 2014	—	—
Common stock, $0.001 par value, authorized 100,000,000 shares; 25,623,439 shares issued and 25,576,138 shares outstanding in 2015; 25,099,293 shares issued and 25,070,931 shares outstanding in 2014	26	25
Additional paid-in capital	383,691	366,073
Treasury stock, at cost, 47,301 shares in 2015 and 28,362 shares in 2014	(2,279)	(1,307)
Retained earnings	256,761	239,448
Accumulated other comprehensive income	7,656	9,123
Total stockholders’ equity	645,855	613,362
Total liabilities and stockholders’ equity	$983,622	$956,009
The accompanying notes are an integral part of these condensed consolidated financial statements.

GREATBATCH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME—Unaudited
(in thousands except per share data)

	Three Months Ended		Nine Months Ended
	October 2, 2015	October 3, 2014	October 2, 2015	October 3, 2014
Sales	$146,637	$171,699	$482,847	$518,061
Cost of sales	94,991	113,581	320,852	343,877
Gross profit	51,646	58,118	161,995	174,184
Operating expenses:
Selling, general and administrative expenses	22,308	22,121	69,021	65,753
Research, development and engineering costs, net	14,299	13,638	39,907	39,962
Other operating expenses, net	13,844	6,176	29,449	10,223
Total operating expenses	50,451	41,935	138,377	115,938
Operating income	1,195	16,183	23,618	58,246
Interest expense, net	5,825	1,051	8,151	3,208
Other income, net	(4,636)	(3,768)	(6,294)	(4,055)
Income before provision (benefit) for income taxes	6	18,900	21,761	59,093
Provision (benefit) for income taxes	(16)	4,888	4,448	17,811
Net income	$22	$14,012	$17,313	$41,282
Earnings per share:
Basic	$—	$0.56	$0.68	$1.67
Diluted	$—	$0.54	$0.66	$1.60
Weighted average shares outstanding:
Basic	25,536	24,899	25,424	24,784
Diluted	26,441	25,923	26,372	25,850
Comprehensive Income
Net income	$22	$14,012	$17,313	$41,282
Other comprehensive income (loss):
Foreign currency translation gain (loss)	144	(3,211)	(1,467)	(2,422)
Net change in cash flow hedges, net of tax	689	(49)	—	114
Other comprehensive income (loss)	833	(3,260)	(1,467)	(2,308)
Comprehensive income	$855	$10,752	$15,846	$38,974
The accompanying notes are an integral part of these condensed consolidated financial statements.

GREATBATCH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—Unaudited
(in thousands)

	Nine Months Ended
	October 2, 2015	October 3, 2014
Cash flows from operating activities:
Net income	$17,313	$41,282
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,941	27,943
Debt related amortization included in interest expense	5,368	580
Stock-based compensation	9,044	10,531
Other non-cash gains, net	(1,549)	(7,191)
Deferred income taxes	(3,614)	(3,000)
Changes in operating assets and liabilities:
Accounts receivable	17,395	(8,460)
Inventories	(34,992)	(7,111)
Prepaid expenses and other current assets	(1,371)	(23)
Accounts payable	3,347	(1,311)
Accrued expenses	(5,823)	(3,627)
Income taxes	(1,074)	5,070
Net cash provided by operating activities	30,985	54,683
Cash flows from investing activities:
Acquisition of property, plant and equipment	(31,307)	(16,029)
Proceeds from sale of orthopaedic product lines (Note 9)	—	2,655
(Purchase of) proceeds from sale of cost method investments	(6,300)	4,306
Acquisitions, net of cash acquired (Note 2)	—	(15,801)
Other investing activities	732	—
Net cash used in investing activities	(36,875)	(24,869)
Cash flows from financing activities:
Principal payments of long-term debt	(7,500)	(7,500)
Issuance of common stock	5,988	5,705
Other financing activities	(318)	(1,059)
Net cash used in financing activities	(1,830)	(2,854)
Effect of foreign currency exchange rates on cash and cash equivalents	(510)	(843)
Net increase (decrease) in cash and cash equivalents	(8,230)	26,117
Cash and cash equivalents, beginning of period	76,824	35,465
Cash and cash equivalents, end of period	$68,594	$61,582
The accompanying notes are an integral part of these condensed consolidated financial statements.

GREATBATCH, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY—Unaudited
(in thousands)

							Accumulated
			Additional	Treasury			Other	Total
	Common Stock		Paid-In	Stock		Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Income	Equity
At January 2, 2015	25,099	$25	$366,073	(28)	$(1,307)	$239,448	$9,123	$613,362
Stock-based compensation	—	—	7,051	—	—	—	—	7,051
Net shares issued under stock incentive plans	524	1	10,115	(91)	(4,440)	—	—	5,676
Shares contributed to 401(k) Plan	—	—	452	72	3,468	—	—	3,920
Net income	—	—	—	—	—	17,313	—	17,313
Total other comprehensive loss, net	—	—	—	—	—	—	(1,467)	(1,467)
At October 2, 2015	25,623	$26	$383,691	(47)	$(2,279)	$256,761	$7,656	$645,855
The accompanying notes are an integral part of these condensed consolidated financial statements.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information (Accounting Standards Codification (“ASC”) 270, Interim Reporting) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a full presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of Greatbatch, Inc. and its subsidiaries (collectively “Greatbatch” or the “Company”) for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ materially from these estimates. The January 2, 2015 condensed consolidated balance sheet data was derived from audited consolidated financial statements but does not include all disclosures required by GAAP. For further information, refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended January 2, 2015. The Company utilizes a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31. The third quarter and first nine month periods of 2015 and 2014 each contained 13 weeks and 39 weeks, respectively, and ended on October 2, and October 3, respectively.
Nature of Operations – The Company has two reportable segments: Greatbatch Medical and QiG Group (“QiG”). Greatbatch Medical designs and manufactures medical devices and components where Greatbatch either owns the intellectual property or has unique manufacturing and assembly expertise. Greatbatch Medical provides medical devices, components, design engineering services, and value-added assembly to the cardiac/neuromodulation, orthopaedics, portable medical, vascular, and energy, military and environmental markets. QiG is a medical device company formed in 2008 to develop and commercialize a neurostimulation technology platform for treatment of various disorders by stimulating tissues associated with the nervous system.
On July 30, 2015, Greatbatch announced a proposed spin-off of a portion of its QiG segment through a tax-free distribution of all of the shares of its QiG Group LLC subsidiary to the stockholders of Greatbatch on a pro rata basis (the “Spin-off”). Immediately prior to completion of the Spin-off, QiG Group LLC will be converted into a corporation organized under the laws of Delaware and change its name to Nuvectra Corporation (“Nuvectra”). The Spin-off is expected to be completed in the first quarter of 2016. See Note 15 “Business Segment, Geographic and Concentration Risk Information” for further description of this transaction and the entities included in the Spin-off.
On October 27, 2015, the Company acquired all of the outstanding common stock of Lake Region Medical Holdings, Inc. (“Lake Region Medical”) for a total purchase price including debt assumed of approximately $1.77 billion. Lake Region Medical offers fully integrated outsourced manufacturing and engineering services, contract manufacturing, finished device assembly, original device development and supply chain management services from concept to point-of-care in the cardio & vascular and advanced surgical markets. After completing the acquisition, Greatbatch is one of the largest medical device outsource (“MDO”) manufacturers in the world. As a result of the Lake Region Medical acquisition and proposed Spin-off, the Company is reevaluating its operating and reporting segments. See Note 17 “Subsequent Events” for further description of this transaction and the significant impact it will have on the Company’s financial position and results of operations.

GREATBATCH. INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

2.	ACQUISITION
On August 12, 2014, the Company purchased all of the outstanding common stock of Centro de Construcción de Cardioestimuladores del Uruguay (“CCC”), headquartered in Montevideo, Uruguay. CCC is an active implantable neuromodulation medical device systems developer and manufacturer that produces a range of medical devices including implantable pulse generators, programmer systems, battery chargers, patient wands and leads. This acquisition allows the Company to more broadly partner with development stage medical device companies, complements the Company’s core discrete technology offerings and enhances the Company’s medical device innovation efforts. This transaction was accounted for under the acquisition method of accounting. Accordingly, the operating results of CCC have been included in the Company’s QiG segment from the date of acquisition. Once the medical devices developed by CCC receive regulatory approval and reach significant production levels, the responsibility for manufacturing these products may be transferred to Greatbatch Medical. The aggregate purchase price of $19.8 million was funded with cash on hand.
The cost of the acquisition was allocated to the assets acquired and liabilities assumed of CCC based on their fair values as of the closing date of the acquisition, with the amount exceeding the fair value of the net assets acquired being recorded as goodwill. The valuation of the assets acquired and liabilities assumed was finalized during the first quarter of 2015 and did not result in a material adjustment to the original valuation of net assets acquired, including goodwill.
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

GREATBATCH. INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

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
Trademarks and Tradenames – Trademarks and tradenames represent the estimated fair value of CCC’s corporate and product names. These tradenames were valued separately from goodwill at the amount that an independent third party would be willing to pay for use of these names. The fair value of the trademarks and tradenames was determined by utilizing the relief from royalty method, a form of the income approach, with a 0.5% royalty rate.
Goodwill – The excess of the purchase price over the fair value of net tangible and intangible assets acquired and liabilities assumed was allocated to goodwill. Various factors contributed to the establishment of goodwill, including the value of CCC’s highly trained assembled work force and management team, the incremental value that CCC’s technology will bring to QiG’s medical devices, and the expected revenue growth over time that is attributable to increased market penetration from future products and customers. The goodwill acquired in connection with the CCC acquisition was allocated to the QiG segment and is not deductible for tax purposes.
Pro Forma Results
The following pro forma information presents the consolidated results of operations of the Company and CCC as if that acquisition occurred as of the beginning of fiscal year 2013 (in thousands, except per share amounts):

	Three Months Ended	Nine Months Ended
	October 3, 2014	October 3, 2014
Sales	$173,413	$526,631
Net income	14,219	42,165
Earnings per share:
Basic	$0.57	$1.70
Diluted	$0.55	$1.63
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

GREATBATCH. INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

assurance that these cost savings will be achieved. These pro forma results do not purport to be indicative of the results that would have been obtained in the periods presented, or to be indicative of results that may be obtained in the future.
Subsequent Event
On October 27, 2015, the Company acquired all the outstanding shares of Lake Region Medical, for a total purchase price including debt assumed of approximately $1.77 billion. See Note 17 “Subsequent Events” for further description of this transaction and the significant impact it will have on the Company’s financial position and results of operations.

3.     SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended
(in thousands)	October 2, 2015	October 3, 2014
Noncash investing and financing activities:
Common stock contributed to 401(k) Plan	$3,920	$4,341
Property, plant and equipment purchases included in accounts payable	892	2,618
Deferred financing costs included in accounts payable	7,922	—
Acquisition of noncash assets	$—	$21,282
Liabilities assumed	$—	$5,464

4.	INVENTORIES
Inventories are comprised of the following (in thousands):

	As of
	October 2, 2015	January 2, 2015
Raw materials	$85,040	$73,354
Work-in-process	52,101	38,930
Finished goods	27,095	16,958
Total	$164,236	$129,242

5.	INTANGIBLE ASSETS
Amortizing intangible assets are comprised of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount
At October 2, 2015
Purchased technology and patents	$95,776	$(80,429)	$1,966	$17,313
Customer lists	72,857	(36,739)	1,374	37,492
Other	4,534	(4,813)	803	524
Total amortizing intangible assets	$173,167	$(121,981)	$4,143	$55,329
At January 2, 2015
Purchased technology and patents	$95,776	$(75,894)	$1,966	$21,848
Customer lists	72,857	(31,460)	1,374	42,771
Other	4,534	(4,619)	803	718
Total amortizing intangible assets	$173,167	$(111,973)	$4,143	$65,337

GREATBATCH. INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

Aggregate intangible asset amortization expense is comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2015	October 3, 2014	October 2, 2015	October 3, 2014
Cost of sales	$1,324	$1,567	$4,240	$4,696
Selling, general and administrative expenses	1,831	1,756	5,474	5,190
Research, development and engineering costs, net	88	164	294	565
Total intangible asset amortization expense	$3,243	$3,487	$10,008	$10,451
Estimated future intangible asset amortization expense based on the carrying value as of October 2, 2015 is as follows (in thousands):

Estimated Amortization Expense
Remainder of 2015	$2,979
2016	10,795
2017	9,520
2018	7,114
2019	5,431
Thereafter	19,490
Total estimated amortization expense	$55,329
Indefinite-lived intangible assets are comprised of the following (in thousands):

Trademarks and Tradenames
At January 2, 2015	$20,288
At October 2, 2015	$20,288
The change in goodwill is as follows (in thousands):

	Greatbatch Medical	QiG	Total
At January 2, 2015	$304,297	$50,096	$354,393
Foreign currency translation	(254)	—	(254)
At October 2, 2015	$304,043	$50,096	$354,139

6.	DEBT
Long-term debt is comprised of the following (in thousands):

	As of
	October 2, 2015	January 2, 2015
Variable rate term loan	$180,000	$187,500
Revolving line of credit	—	—
Total debt	180,000	187,500
Less current portion of long-term debt	15,000	11,250
Total long-term debt	$165,000	$176,250
Credit Facility – As of October 2, 2015, the Company had a credit facility (the “Credit Facility”) that provided a $300 million revolving credit facility (the “Revolving Credit Facility”), a $180 million term loan (the “Term Loan”), a $15 million letter of credit subfacility, and a $15 million swingline subfacility. The principal of the Term Loan was payable

GREATBATCH. INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

in quarterly installments. In connection with the acquisition of Lake Region Medical, the Company replaced the Credit Facility and Term Loan with new senior secured credit facilities and completed a senior notes offering. See Note 17 “Subsequent Events” for further description of this transaction and the significant impact it will have on the Company’s outstanding debt.
Interest rates on the Revolving Credit Facility and Term Loan were, at the Company’s option, either at: (i) the prime rate plus the applicable margin, which ranged between 0.0% and 0.75%, based on the Company’s total leverage ratio or (ii) the applicable LIBOR rate plus the applicable margin, which ranged between 1.375% and 2.75%, based on the Company’s total leverage ratio. The Company was required to pay a commitment fee, which varied between 0.175% and 0.25%, depending on the Company’s total leverage ratio.
The Credit Facility required the Company to maintain a rolling four quarter ratio of adjusted EBITDA to interest expense of at least 3.0 to 1.0, and a total leverage ratio of not greater than 4.5 to 1.0. The calculation of adjusted EBITDA and total leverage ratio excluded non-cash charges, extraordinary, unusual, or non-recurring expenses or losses, non-cash stock-based compensation, and non-recurring expenses or charges incurred in connection with permitted acquisitions. As of October 2, 2015, the Company was in compliance with all covenants under the Credit Facility.
As of October 2, 2015, the weighted average interest rate on borrowings under the Credit Facility, which did not take into account the impact of the Company’s interest rate swaps, was 1.59%.
Interest Rate Swaps – The Company entered into interest rate swap agreements in order to hedge against potential changes in cash flows on the outstanding borrowings on the Credit Facility. The variable rate received on the interest rate swaps and the variable rate paid on the debt had the same rate of interest, excluding the credit spread, indexed to the one-month LIBOR rate and reset and paid interest on the same date. During 2012, the Company entered into a three-year $150 million interest rate swap, which amortized $50 million per year. During 2014, the Company entered into an additional interest rate swap. The first $45 million of notional amount of the swap was effective February 20, 2015, and the second $45 million of notional amount was scheduled to be effective February 22, 2016. The notional amount of the swap was scheduled to amortize $10 million per year beginning on February 21, 2017. These swaps were accounted for as cash flow hedges.
Information regarding the Company’s outstanding interest rate swaps as of October 2, 2015 is as follows (dollars in thousands):

Instrument	Type of Hedge	Notional Amount	Start Date	End Date	Pay Fixed Rate	Current Receive Floating Rate	Fair Value	Balance Sheet Location
Interest rate swap	Cash flow	$50,000	Feb 2013	Feb 2016	0.573%	0.216%	$(64)	Accrued Expenses
Interest rate swap	Cash flow	$90,000	Feb 2015	Sept 2019	1.921%	0.216%	$(2,724)	Accrued Expenses
As a result of the Lake Region Medical acquisition, the forecasted cash flows that the Company’s interest rate swaps were hedging were no longer expected to occur. Therefore, during the third quarter of 2015, the Company recognized an additional $2.8 million in Interest Expense relating to the termination of the contracts. Subsequently, in October 2015, in connection with the financing of the Lake Region Medical acquisition, the Company terminated its outstanding interest rate swap agreements resulting in a $2.8 million payment to the interest rate swap counterparty. No portion of the change in fair value of the Company’s interest rate swaps during the nine months ended October 2, 2015 and October 3, 2014 was considered ineffective. The amount recorded as Interest Expense during the nine months ended October 2, 2015 and October 3, 2014 related to the Company’s interest rate swaps was $3.5 million and $0.3 million, respectively.
Deferred Financing Fees – The change in deferred financing fees is as follows (in thousands):

At January 2, 2015	$3,087
Financing costs deferred	7,922
Amortization during the period	(2,580)
At October 2, 2015	$8,429

GREATBATCH. INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

During the third quarter of 2015, the Company recorded deferred financing fees related to the Lake Region Medical acquisition. Refer to Note 17 “Subsequent Events” for further discussion regarding the Company’s financing of the Lake Region Medical acquisition.

7.	BENEFIT PLANS
The Company is required to provide its employees located in Switzerland, Mexico, and France certain statutorily mandated defined benefits. These benefits accrue to employees based upon years of service, position, age, and compensation. The defined benefit pension plan provided to the Company’s employees located in Switzerland is a funded contributory plan, while the plans that provide benefits to the Company’s employees located in Mexico and France are unfunded and noncontributory. The liability and corresponding expense related to these benefit plans is based on actuarial computations of current and future benefits for employees.
The change in net defined benefit plan liability is as follows (in thousands):

At January 2, 2015	$2,406
Net defined benefit cost	309
Foreign currency translation	(157)
At October 2, 2015	$2,558
Net defined benefit cost is comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2015	October 3, 2014	October 2, 2015	October 3, 2014
Service cost	$76	$51	$233	$155
Interest cost	15	18	45	57
Amortization of net loss	13	6	39	17
Expected return on plan assets	(2)	—	(8)	—
Net defined benefit cost	$102	$75	$309	$229

8.	STOCK-BASED COMPENSATION
The components and classification of stock-based compensation expense were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2015	October 3, 2014	October 2, 2015	October 3, 2014
Stock options	$697	$595	$1,979	$1,811
Restricted stock and restricted stock units	1,701	1,850	5,081	5,008
401(k) Plan stock contribution	674	1,357	1,984	3,712
Total stock-based compensation expense	$3,072	$3,802	$9,044	$10,531

Cost of sales	$685	$1,129	$2,039	$3,187
Selling, general and administrative expenses	1,981	1,951	5,890	5,872
Research, development and engineering costs, net	361	429	1,070	1,179
Other operating expenses	45	293	45	293
Total stock-based compensation expense	$3,072	$3,802	$9,044	$10,531

GREATBATCH. INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

The weighted average fair value and assumptions used to value options granted are as follows:

	Nine Months Ended
	October 2, 2015	October 3, 2014
Weighted average fair value	$12.18	$16.43
Risk-free interest rate	1.55%	1.73%
Expected volatility	26%	39%
Expected life (in years)	5	5
Expected dividend yield	—%	—%
The following table summarizes time and performance-vested stock option activity:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In Millions)
Outstanding at January 2, 2015	1,590,337	$25.17
Granted	301,547	49.20
Exercised	(257,316)	23.27
Forfeited or expired	(37,302)	39.59
Outstanding at October 2, 2015	1,597,266	$29.67	6.1	$45.9
Exercisable at October 2, 2015	1,165,675	$24.56	5.1	$39.5
The following table summarizes time-vested restricted stock and restricted stock unit activity:

	Time-Vested Activity	Weighted Average Fair Value
Nonvested at January 2, 2015	67,832	$36.22
Granted	42,497	49.52
Vested	(13,320)	33.21
Forfeited	(11,084)	31.55
Nonvested at October 2, 2015	85,925	$43.86
The following table summarizes performance-vested restricted stock and restricted stock unit activity:

	Performance- Vested Activity	Weighted Average Fair Value
Nonvested at January 2, 2015	716,163	$19.57
Granted	179,940	32.92
Vested	(270,198)	15.30
Forfeited	(40,713)	25.99
Nonvested at October 2, 2015	585,192	$25.20

GREATBATCH. INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

9.	OTHER OPERATING EXPENSES, NET
Other Operating Expenses, Net is comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2015	October 3, 2014	October 2, 2015	October 3, 2014
2014 investments in capacity and capabilities	$5,116	$2,787	$17,854	$5,005
Orthopaedic optimization costs	357	996	1,348	1,032
2013 operating unit realignment	—	(31)	—	1,004
Other consolidation and optimization income, net	—	—	—	(71)
Acquisition and integration costs (income)	5,202	133	5,366	(248)
Asset dispositions, severance and other	3,169	2,291	4,881	3,501
	$13,844	$6,176	$29,449	$10,223
2014 investments in capacity and capabilities. In 2014, the Company announced several initiatives to invest in capacity and capabilities and to better align its resources to meet its customers’ needs and drive organic growth and profitability. These included the following:

•
Functions performed at the Company’s facility in Plymouth, MN to manufacture catheters and introducers will transfer into the Company’s existing facility in Tijuana, Mexico. This initiative is expected to be substantially completed in the first half of 2016 and is dependent upon our customers’ validation and qualification of the transferred products.

•
Functions performed at the Company’s facilities in Beaverton, OR and Raynham, MA to manufacture products for the portable medical market will transfer to a new facility in Tijuana, Mexico. This initiative is expected to be substantially completed by the end of the first quarter of 2016 and is dependent upon our customers’ validation and qualification of the transferred products. Products currently manufactured at the Beaverton facility, which do not serve the portable medical market, are planned to transfer to the Company’s Raynham facility.

•	The design engineering responsibilities previously performed at the Company’s Cleveland, OH facility were transferred to the Company’s facilities in Minnesota in 2014.

•
Realignment of the Company’s commercial sales operations. This initiative builds upon the investment the Company made in its global sales and marketing function and is expected to be completed during 2015.

The total capital investment expected for these initiatives is between $25.0 million and $28.0 million, of which $19.4 million has been expended through October 2, 2015. Total restructuring charges expected to be incurred in connection with these initiatives are between $29.0 million and $34.0 million, of which $26.8 million has been incurred through October 2, 2015. Expenses related to these initiatives are recorded within the applicable segment and corporate cost centers to which the expenditures relate and include the following:

•Severance and retention: $5.0 million - $7.0 million;
•Accelerated depreciation and asset write-offs: $2.0 million - $3.0 million; and
•Other: $22.0 million - $24.0 million
Other expenses primarily consist of costs to relocate equipment and personnel, duplicate personnel costs, disposal and travel expenditures. All expenses are cash expenditures, except accelerated depreciation and asset write-offs.
The change in accrued liabilities related to the 2014 investments in capacity and capabilities is as follows (in thousands):

	Severance and Retention	Accelerated Depreciation/Asset Write-offs	Other	Total
At January 2, 2015	$1,163	$—	$1,066	$2,229
Restructuring charges	2,469	235	15,150	17,854
Write-offs	—	(235)	—	(235)
Cash payments	(1,650)	—	(15,943)	(17,593)
At October 2, 2015	$1,982	$—	$273	$2,255

GREATBATCH. INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

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
During 2012, the Company transferred manufacturing and development operations performed at its facilities in Orvin and Corgemont, Switzerland into existing facilities in Fort Wayne, IN and Tijuana, Mexico. In connection with this consolidation, in 2013, the Company sold assets related to certain non-core Swiss orthopaedic product lines to an independent third party. The purchase agreement provided the Company with an earn-out payment based upon the amount of inventory consumed by the purchaser within one year after the close of the transaction. As a result of this earn out, a cash payment of $2.7 million was received and a gain of $2.7 million was recorded in Other Operating Expenses, Net in the first two quarters of 2014. During 2014, the Company transferred $2.1 million of assets relating to its Orvin, Switzerland facility to held for sale and recognized a $0.4 million impairment charge in the fourth quarter of 2014. During the second quarter of 2015, the Company sold $0.6 million of these assets held for sale with no additional gain or loss recognized.
During 2013, the Company began a project to expand its Chaumont, France facility in order to enhance its capabilities and fulfill larger volume customer supply agreements. This initiative is expected to be completed over the next two years.
The total capital investment expected to be incurred for these initiatives is between $30 million and $35 million, of which $25.9 million has been expended through October 2, 2015. Total expense expected to be incurred for these initiatives is between $45 million and $48 million, of which $43.8 million has been incurred through October 2, 2015. All expenses have been and will be recorded within the Greatbatch Medical segment and are expected to include the following:

•	Severance and retention: approximately $11 million;

•	Accelerated depreciation and asset write-offs: approximately $13 million; and

•	Other: $21 million – $24 million
Other expenses include production inefficiencies, moving, revalidation, personnel, training, consulting, and travel costs. All expenses are cash expenditures, except accelerated depreciation and asset write-offs.
The change in accrued liabilities related to the orthopaedic facility optimization is as follows (in thousands):

	Severance and Retention	Accelerated Depreciation/Asset Write-offs	Other	Total
At January 2, 2015	$—	$—	$287	$287
Restructuring charges	—	88	1,260	1,348
Write-offs	—	(88)	—	(88)
Cash payments	—	—	(1,547)	(1,547)
At October 2, 2015	$—	$—	$—	$—
2013 operating unit realignment. In 2013, the Company initiated a plan to realign its operating structure in order to optimize its continued focus on profitable growth. As part of this initiative, the sales and marketing and operations groups of its former Implantable Medical and Electrochem Solutions reportable segments were combined into one sales and marketing group and one operations group each serving Greatbatch Medical. This initiative was completed during 2014. Total restructuring charges incurred in connection with this realignment were $6.6 million. Expenses related to this initiative were recorded within the applicable segment to which the expenditures relate and included the following:

•Severance and retention: $5.0 million; and
•Other: $1.6 million

Other expenses primarily consisted of relocation and travel expenditures. All expenses were cash expenditures.

GREATBATCH. INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

Acquisition and integration costs (income). During the third quarter of 2015, the Company incurred $5.1 million in transaction costs related to its acquisition of Lake Region Medical. These costs primarily relate to professional and consulting fees incurred in connection with due diligence efforts of this acquisition of which $3.7 million were accrued as of October 2, 2015. These costs were recorded to corporate unallocated expenses. Refer to Note 17 “Subsequent Events” for additional information on the Lake Region Medical acquisition. During 2015 and 2014, the Company incurred costs (income) related to the integration of CCC and NeuroNexus Technologies, Inc. (“NeuroNexus”). These expenses were primarily for travel costs in connection with integration efforts, consulting, training, and the change in fair value of the contingent consideration recorded in connection with the NeuroNexus acquisition, which resulted in a gain of $0.8 million during the first nine months of 2014.
Asset dispositions, severance and other. During 2015 and 2014, the Company recorded losses in connection with various asset disposals. Additionally, during the first nine months of 2015, the Company incurred legal and professional costs in connection with the proposed Spin-off of $4.6 million. Expenses related to the Spin-off were recorded within the applicable segment and corporate cost centers to which the expenditures relate. The proposed transaction is expected to be completed in the first quarter of 2016. Deal related costs for the Spin-off are estimated to be between $10 million and $12 million. Refer to Note 15 “Business Segment, Geographic and Concentration Risk Information” for additional information on the proposed Spin-off.
During the first nine months of 2014, the Company recorded $2.0 million of charges in connection with its business reorganization to align its contract manufacturing operations. Those costs primarily related to consulting and IT development projects, which were completed in the fourth quarter of 2014. Additionally, during the third quarter of 2014, the Company also incurred $0.8 million of expense related to the separation from service of its Senior Vice President, Human Resources.

10.	INCOME TAXES
The income tax provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the estimate of the annual effective tax rate is updated, and if the estimated effective tax rate changes, a cumulative adjustment is made. There is a potential for volatility of the effective tax rate due to several factors, including changes in the mix of pre-tax income and the jurisdictions to which it relates, changes in tax laws and foreign tax holidays, business reorganizations, the timing of recognition of discrete items, and settlements with taxing authorities. The effective tax rate for the first nine months of 2015 and 2014 was 20.4% and 30.1%, respectively. This decrease in effective tax rate was primarily due to higher income in lower tax rate jurisdictions.
As of October 2, 2015, the balance of unrecognized tax benefits is approximately $1.8 million. It is reasonably possible that a reduction of up to $0.2 million of the balance of unrecognized tax benefits may occur within the next twelve months. Approximately $1.4 million of the balance of unrecognized tax benefits would favorably impact the effective tax rate, net of federal benefit on state issues, if recognized.

11.	COMMITMENTS AND CONTINGENCIES
Litigation – The Company is a party to various legal actions arising in the normal course of business. While the Company does not expect that the ultimate resolution of any of these pending actions will have a material effect on its consolidated results of operations, financial position, or cash flows, litigation is subject to inherent uncertainties. As such, any pending legal action, which the Company currently believes to be immaterial, may become material in the future.
Product Warranties – The Company generally warrants that its products will meet customer specifications and will be free from defects in materials and workmanship. The change in product warranty liability was comprised of the following (in thousands):

At January 2, 2015	$660
Additions to warranty reserve	790
Warranty claims paid	(216)
At October 2, 2015	$1,234
Purchase Commitments – Contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding on the Company and that specify all significant terms, including fixed or minimum

GREATBATCH. INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

quantities to be purchased, fixed, minimum, or variable price provisions, and the approximate timing of the transaction. The Company’s purchase orders are normally based on its current manufacturing needs and are fulfilled by its vendors within short time horizons. The Company also enters into blanket orders with vendors that have preferred pricing and terms; however, these orders are normally cancelable without penalty. The Company also enters into contracts for outsourced services; however, the obligations under these contracts generally contain clauses allowing for cancellation without significant penalty. As of October 2, 2015, these contractual obligations totaled approximately $35.2 million and will be financed by existing cash and cash equivalents, cash generated from operations, or the Company’s credit facilities.
Workers’ Compensation Trust – The Company was a member of a group self-insurance trust that provided workers’ compensation benefits to its employees in Western New York (the “Trust”). Under the Trust agreement, each participating organization has joint and several liability for Trust obligations if the assets of the Trust are not sufficient to cover those obligations. During 2011, the Company was notified by the Trust of its intentions to cease operations at the end of 2011 and was assessed a pro-rata share of future costs related to the Trust. Based on actual experience, the Company could receive a refund or be assessed additional contributions for workers’ compensation claims insured by the Trust. Since 2011, the Company has utilized a traditional insurance provider for workers’ compensation coverage.
Operating Leases – The Company is a party to various operating lease agreements for buildings, machinery, equipment, and software. The Company primarily leases buildings, which accounts for the majority of the future lease payments. Minimum future estimated operating lease expenses as of October 2, 2015 are as follows (in thousands):

Remainder of 2015	$1,546
2016	6,009
2017	3,924
2018	3,491
2019	3,418
Thereafter	13,938
Total estimated operating lease expense	$32,326
Foreign Currency Contracts – The Company entered into forward contracts to purchase Mexican pesos in order to hedge the risk of peso-denominated payments associated with operations at its Tijuana, Mexico facility. The impact to the Company’s results of operations from these forward contracts was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2015	October 3, 2014	October 2, 2015	October 3, 2014
Addition (reduction) in cost of sales	$562	$(48)	$1,226	$(204)
Ineffective portion of change in fair value	—	—	—	—
Information regarding outstanding foreign currency contracts as of October 2, 2015 is as follows (dollars in thousands):

Instrument	Type of Hedge	Aggregate Notional Amount	Start Date	End Date	$/Peso	Fair Value	Balance Sheet Location
FX Contract	Cash flow	$4,220	Jan 2015	Dec 2015	0.0734	$(808)	Accrued Expenses
FX Contract	Cash flow	$787	Mar 2015	Dec 2015	0.0656	$(75)	Accrued Expenses
FX Contract	Cash flow	$15,081	Jan 2016	Dec 2016	0.0656	$(1,675)	Accrued Expenses
In connection with the Lake Region Medical acquisition, in October 2015, the Company terminated its outstanding foreign currency contracts resulting in a $2.4 million payment to the foreign currency contract counterparty. See Note 17 “Subsequent Events” for further description of this transaction.
Self-Insured Medical Plan – The Company self-funds the medical insurance coverage provided to its U.S.-based employees. The Company has specific stop loss coverage for claims incurred during 2015 exceeding $250 thousand per associate with no annual maximum aggregate stop loss coverage. As of October 2, 2015, the Company had $1.5 million accrued related to the self-insurance of its medical plan. This accrual is recorded in Accrued Expenses in the Condensed Consolidated Balance Sheet and is primarily based upon claim history.

GREATBATCH. INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

12.	EARNINGS PER SHARE (“EPS”)
The following table illustrates the calculation of Basic and Diluted EPS (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 2, 2015	October 3, 2014	October 2, 2015	October 3, 2014
Numerator for basic and diluted EPS:
Net income	$22	$14,012	$17,313	$41,282
Denominator for basic EPS:
Weighted average shares outstanding	25,536	24,899	25,424	24,784
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units	905	1,024	948	1,066
Denominator for diluted EPS	26,441	25,923	26,372	25,850
Basic EPS	$—	$0.56	$0.68	$1.67
Diluted EPS	$—	$0.54	$0.66	$1.60
The diluted weighted average share calculations do not include the following securities, which are not dilutive to the EPS calculations or the performance criteria have not been met:

	Three Months Ended		Nine Months Ended
	October 2, 2015	October 3, 2014	October 2, 2015	October 3, 2014
Time-vested stock options, restricted stock and restricted stock units	260,000	163,000	268,000	177,000
Performance-vested restricted stock units	10,800	4,400	9,800	3,600

13.	ACCUMULATED OTHER COMPREHENSIVE INCOME
Accumulated Other Comprehensive Income is comprised of the following (in thousands):

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total Pre-Tax Amount	Tax	Net-of-Tax Amount
At July 3, 2015	$(1,181)	$(3,619)	$9,839	$5,039	$1,784	$6,823
Unrealized loss on cash flow hedges	—	(1,670)	—	(1,670)	584	(1,086)
Realized loss on foreign currency hedges	—	562	—	562	(197)	365
Realized loss on interest rate swap hedges	—	2,169	—	2,169	(759)	1,410
Foreign currency translation gain	—	—	144	144	—	144
At October 2, 2015	$(1,181)	$(2,558)	$9,983	$6,244	$1,412	$7,656

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total Pre-Tax Amount	Tax	Net-of-Tax Amount
At January 2, 2015	$(1,181)	$(2,558)	$11,450	$7,711	$1,412	$9,123
Unrealized loss on cash flow hedges	—	(3,857)	—	(3,857)	1,350	(2,507)
Realized loss on foreign currency hedges	—	1,226	—	1,226	(429)	797
Realized loss on interest rate swap hedges	—	2,631	—	2,631	(921)	1,710
Foreign currency translation loss	—	—	(1,467)	(1,467)	—	(1,467)
At October 2, 2015	$(1,181)	$(2,558)	$9,983	$6,244	$1,412	$7,656

GREATBATCH. INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total Pre-Tax Amount	Tax	Net-of-Tax Amount
At July 4, 2014	$(672)	$(218)	$15,741	$14,851	$459	$15,310
Unrealized loss on cash flow hedges	—	(133)	—	(133)	46	(87)
Realized gain on foreign currency hedges	—	(48)	—	(48)	17	(31)
Realized loss on interest rate swap hedges	—	106	—	106	(37)	69
Foreign currency translation loss	—	—	(3,211)	(3,211)	—	(3,211)
At October 3, 2014	$(672)	$(293)	$12,530	$11,565	$485	$12,050

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total Pre-Tax Amount	Tax	Net-of-Tax Amount
At January 3, 2014	$(672)	$(468)	$14,952	$13,812	$546	$14,358
Unrealized gain on cash flow hedges	—	35	—	35	(12)	23
Realized gain on foreign currency hedges	—	(204)	—	(204)	71	(133)
Realized loss on interest rate swap hedges	—	344	—	344	(120)	224
Foreign currency translation loss	—	—	(2,422)	(2,422)	—	(2,422)
At October 3, 2014	$(672)	$(293)	$12,530	$11,565	$485	$12,050
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
Foreign Currency Contracts – The fair value of foreign currency contracts were determined through the use of cash flow models that utilize observable market data inputs to estimate fair value. These observable market data inputs included foreign exchange rate and credit spread curves. In addition, the Company received fair value estimates from the foreign currency contract counterparty to verify the reasonableness of the Company’s estimates. The Company’s foreign currency contracts are categorized in Level 2 of the fair value hierarchy. The fair value of the Company’s foreign currency contracts will be realized as Cost of Sales as the inventory, which the contracts are hedging the cash flows to produce, is sold, of which approximately $2.1 million is expected to be realized within the next twelve months.
Interest Rate Swaps – The fair value of the Company’s interest rate swaps outstanding at October 2, 2015 were determined through the use of a cash flow model that utilized observable market data inputs. These observable market data inputs included LIBOR, swap rates, and credit spread curves. In addition, the Company received a fair value estimate from the interest rate swap counterparty to verify the reasonableness of the Company’s estimate. This fair value calculation was categorized in Level 2 of the fair value hierarchy.

GREATBATCH. INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

The following table provides information regarding liabilities recorded at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
	At October 2,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2015	(Level 1)	(Level 2)	(Level 3)
Liabilities
Foreign currency contracts (Note 11)	$2,558	$—	$2,558	$—
Interest rate swaps (Note 6)	2,788	—	2,788	—
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Fair value standards also apply to certain assets and liabilities that are measured at fair value on a nonrecurring basis. The carrying amounts of cash, accounts receivable, accounts payable, accrued expenses, and current portion of long-term debt approximate fair value because of the short-term nature of these items. As of October 2, 2015, the fair value of the Company’s variable rate long-term debt approximated its carrying value and is categorized in Level 2 of the fair value hierarchy. A summary of the valuation methodologies for assets and liabilities measured on a nonrecurring basis is as follows:
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
Potential recoverability is measured by comparing the carrying amount of the asset or asset group to its related total future undiscounted cash flows. If the carrying value is not recoverable, the asset or asset group is considered to be impaired. Impairment is measured by comparing the asset or asset group’s carrying amount to its fair value. When it is determined that useful lives are shorter than originally estimated, and no impairment is present, the rate of depreciation is accelerated in order to fully depreciate the assets over their new shorter useful lives. The Company did not record any impairment charges related to its long-lived assets during the first nine months of 2015 or 2014.
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

GREATBATCH. INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

The Company did not record any impairment charges related to its indefinite-lived intangible assets, including goodwill, during the first nine months of 2015 or 2014, respectively. See Note 5 “Intangible Assets” for additional information on the Company’s intangible assets.
Cost and Equity Method Investments – The Company holds investments in equity and other securities that are accounted for as either cost or equity method investments, which are classified as Other Assets. The total carrying value of these investments is reviewed quarterly for changes in circumstance or the occurrence of events that suggest the Company’s investment may not be recoverable. The fair value of cost or equity method investments is not adjusted if there are no identified events or changes in circumstances that may have a material effect on the fair value of the investments. Gains and losses realized on cost and equity method investments are recorded in Other Income, Net, unless separately stated. The aggregate recorded amount of cost and equity method investments at October 2, 2015 and January 2, 2015 was $22.6 million and $14.5 million, respectively. The Company’s equity method investment is in a Chinese venture capital fund focused on investing in life sciences companies. This fund accounts for its investments at fair value with the unrealized change in fair value of these investments recorded as income or loss to the fund in the period of change. As of October 2, 2015, the Company owned 6.6% of this fund.
During the nine month periods ended October 2, 2015 and October 3, 2014, the Company did not recognize any impairment charges related to its cost method investments. The fair value of these investments is determined by reference to recent sales data of similar shares to independent parties in an inactive market. This fair calculation is categorized in Level 2 of the fair value hierarchy. During the nine month periods ended October 2, 2015 and October 3, 2014, the Company recognized a net gain on cost and equity method investments of $5.1 million and $3.9 million, respectively, which is included in Other Income, Net. During the third quarter of 2015, the Company recognized $4.6 million of income from its equity method investment and received a $3.4 million cash distribution, which was classified as a cash flow from operating activities in the Condensed Consolidated Statement of Cash Flows as it represented a return on investment. During the third quarter of 2014, the Company sold one of its cost method investments, which resulted in a pre-tax gain of $3.2 million. The proceeds from the sale was classified as a cash flow from investing activities in the Condensed Consolidated Statement of Cash Flows.

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
QiG is a medical device company formed in 2008 to develop and commercialize a neurostimulation technology platform for treatment of various disorders by stimulating tissues associated with the nervous system. QiG facilitates this development through the establishment of limited liability companies (“LLCs”). These LLCs do not own, but have the exclusive right to use the technology of Greatbatch in specific fields of use and have an exclusive manufacturing agreement with Greatbatch Medical. QiG currently owns 89% of two LLCs - Algostim, LLC (“Algostim”) and PelviStim LLC (“PelviStim”). Minority interests in these LLCs are held by key opinion leaders and clinicians. Under the agreements governing these LLCs, QiG funds 100% of the expenses incurred by the LLC. No distributions are

GREATBATCH. INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

made to the minority holders until QiG is reimbursed for these expenses. Once QiG has been fully reimbursed, any potential future distributions will be applied first to return contributions made by minority partners and thereafter will be made pro rata based upon ownership percentages.
Algostim is focused on the development and commercialization of its Algovita spinal cord stimulation (“SCS”) system (“Algovita”), the first application of QiG’s neurostimulation technology platform. Algovita is indicated for the treatment of chronic pain of the trunk and limbs. Algovita was submitted for premarket approval (“PMA”) to the United States Food & Drug Administration (“FDA”) in December 2013 and in January 2014 documentation for European CE Mark was submitted to the notified body, TÜV SÜD America. CE Mark approval was obtained on June 17, 2014. In April 2015, the Company announced receipt of a letter from the FDA informing it that its PMA application for Algovita is approvable subject to completion of an FDA inspection that finds that the manufacturing facilities, methods and controls used in the production of Algovita comply with the applicable requirements of the FDA’s Quality System Regulation. During the fourth quarter of 2015, the Company announced that it successfully completed its pre-PMA inspection. QiG expects to obtain final approval of its PMA application for Algovita in the fourth quarter of 2015 and to launch Algovita commercially in the United States shortly thereafter.
QiG is also in the process of developing additional applications for its neurostimulation technology platform for other emerging indications such as sacral nerve stimulation (“SNS”), and deep brain stimulation (“DBS”), among others. QiG’s PelviStim subsidiary is focused on the commercialization of QiG’s neurostimulation technology platform for SNS.
QiG revenue includes sales of neural interface technology, components and systems to the neuroscience and clinical markets from NeuroNexus, and a limited release of Algovita in Europe. As further discussed in Note 2 “Acquisition,” in August 2014, the Company acquired CCC, a neuromodulation medical device developer and manufacturer for development stage companies. As a result of this transaction, QiG revenue also includes sales of various medical device products such as implantable pulse generators, programmer systems, battery chargers, patient wands and leads to medical device companies. Once the medical devices developed by CCC reach significant production levels, the responsibility for manufacturing these products may be transferred to Greatbatch Medical.
On July 30, 2015, Greatbatch announced a proposed spin-off of a portion of its QiG segment through a tax-free distribution of all of the shares of its QiG Group LLC subsidiary to the stockholders of Greatbatch on a pro rata basis. Immediately prior to completion of the Spin-off, QiG Group LLC will be converted into a corporation and change its name to Nuvectra. The portion of the QiG segment being spun-off is expected to consist of QiG Group LLC and its subsidiaries: (i) Algostim, (ii) PelviStim, and (iii) Greatbatch’s NeuroNexus subsidiary. Upon completion of the Spin-off, Nuvectra will be an independent, publicly-traded company and Greatbatch will not own any shares of Nuvectra common stock but will retain the operations of QiG not spun-off, which includes CCC. The total financial impact of the Spin-off on the Company’s Condensed Consolidated Financial Statements cannot be determined at this time. However, if completed, deal related costs for the Spin-off are estimated to be between $10 million to $12 million. Once completed, the Spin-off is expected to deliver Greatbatch improved financial performance through its long-term manufacturing agreement with Nuvectra for the supply of Algovita and lower operating expenses estimated in the range of $12 million to $16 million on an annualized basis.
As a result of the Lake Region Medical acquisition and proposed Spin-off, the Company is reevaluating its operating and reporting segments. See Note 17 “Subsequent Events” for further description of this transaction and the significant impact it will have on the Company’s financial position and results of operations.
An analysis and reconciliation of the Company’s business segment, product line and geographic information to the respective information in the Condensed Consolidated Financial Statements follows. Sales by geographic area are presented by allocating sales from external customers based on where the products are shipped to (in thousands):

GREATBATCH. INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

	Three Months Ended		Nine Months Ended
	October 2, 2015	October 3, 2014	October 2, 2015	October 3, 2014
Sales:
Greatbatch Medical
Cardiac/Neuromodulation	$72,961	$85,618	$239,387	$252,403
Orthopaedic	27,752	32,489	102,204	106,785
Portable Medical	17,224	17,199	48,591	53,139
Vascular	14,107	14,903	37,370	43,210
Energy, Military, Environmental	11,977	19,016	46,232	58,499
Total Greatbatch Medical	144,021	169,225	473,784	514,036
QiG	2,776	2,474	10,564	4,025
Elimination of Intersegment Sales(a)	(160)	—	(1,501)	—
Total sales	$146,637	$171,699	$482,847	$518,061

(a)	Intersegment sales between Greatbatch Medical and QiG are eliminated in consolidation and are included in Greatbatch Medical’s cardiac and neuromodulation product line.

	Three Months Ended		Nine Months Ended
	October 2, 2015	October 3, 2014	October 2, 2015	October 3, 2014
Segment income (loss) from operations:
Greatbatch Medical	$21,512	$31,121	$72,179	$98,688
QiG	(7,680)	(6,796)	(20,132)	(18,882)
Total segment income from operations	13,832	24,325	52,047	79,806
Unallocated operating expenses	(12,637)	(8,142)	(28,429)	(21,560)
Operating income as reported	1,195	16,183	23,618	58,246
Unallocated other expense	(1,189)	2,717	(1,857)	847
Income before provision for income taxes	$6	$18,900	$21,761	$59,093

	Three Months Ended		Nine Months Ended
	October 2, 2015	October 3, 2014	October 2, 2015	October 3, 2014
Sales by geographic area:
United States	$71,545	$76,330	$217,102	$235,203
Non-Domestic locations:
Puerto Rico	26,816	34,581	98,247	101,064
Belgium	12,305	13,722	45,690	47,351
Rest of world	35,971	47,066	121,808	134,443
Total sales	$146,637	$171,699	$482,847	$518,061
Three customers accounted for a significant portion of the Company’s sales as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2015	October 3, 2014	October 2, 2015	October 3, 2014
Customer A	17%	19%	20%	19%
Customer B	19%	15%	18%	16%
Customer C	10%	11%	12%	12%
Total	46%	45%	50%	47%

GREATBATCH. INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

Long-lived tangible assets by geographic area are as follows (in thousands):

	As of
	October 2, 2015	January 2, 2015
United States	$112,260	$113,851
Rest of world	43,749	31,074
Total	$156,009	$144,925

16.	IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
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
In September 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments,” which amends the guidance for measurement-period adjustments related to business combinations. The amended guidance requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustments are determined. The acquirer will be required to record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date and disclose what the amounts in the previous periods would have been if those changes were made as of the acquisition date. This guidance is effective for adjustments to provisional amounts that occur in annual periods and interim periods within those annual periods beginning after December 15, 2015. The Company is currently assessing the impact of adopting this ASU on its Condensed Consolidated Financial Statements.
In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory,” which simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This ASU is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company is currently assessing the impact of adopting this ASU on its Condensed Consolidated Financial Statements.
In April 2015, the FASB issued ASU No. 2015-03, “Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” which changes the presentation of debt issuance costs in the financial statements. Under this ASU, the Company will present debt issuance costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. The guidance in this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 with early adoption permitted. As disclosed in Note 6 “Debt,” as of October 2, 2015, the Company had $8.4 million of debt related deferred financing costs recorded within Other Assets in the Condensed Consolidated Balance Sheet, which would be reclassified as a deduction from Long-Term Debt upon adoption of this ASU.
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” The core principle behind ASU No. 2014-09 is that an entity should recognize revenue in an amount that reflects the consideration to which the entity expects to be entitled in exchange for delivering goods and services. This model involves a five-step process that includes identifying the contract with the customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations in the contract and recognizing revenue when the entity satisfies the performance obligations. This ASU allows two methods of adoption; a full retrospective approach where historical financial information is presented in accordance with the new standard, and a modified retrospective approach where this ASU is applied to the most current period presented in the financial statements. In August 2015, the FASB issued ASU No 2015-14 “Revenue from Contracts with Customers: Deferral of the Effective Date,” which deferred the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, with earlier application permitted as of annual reporting periods beginning after December 15, 2016. The Company is currently assessing the financial impact of adopting ASU

GREATBATCH. INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

2014-09 and the methods of adoption; however, given the scope of the new standard, the Company is currently unable to provide a reasonable estimate regarding the financial impact or which method of adoption will be elected.
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

17.	SUBSEQUENT EVENTS
On October 27, 2015, the Company acquired all of the outstanding common stock of Lake Region Medical for a total purchase price including debt assumed of approximately $1.77 billion. The aggregate consideration paid by the Company to the stockholders of Lake Region Medical consisted of approximately $478 million in cash, 5.0 million shares of Greatbatch common stock and approximately 120 thousand options to purchase shares of Greatbatch common stock. Concurrently with the closing of the acquisition, the Company repaid all of the outstanding debt of Lake Region Medical of approximately $1.0 billion. The Company believes that the combination of Greatbatch and Lake Region Medical brings together two highly complementary organizations that can provide a new level of industry leading capabilities and services to original equipment manufacturer customers while building value for shareholders. Through this acquisition, the Company believes that it will be at the forefront of innovating technologies and products that help change the face of healthcare, providing its customers with a distinct advantage as they bring complete systems and solutions to market. In turn, Greatbatch’s customers will be able to accelerate patient access to life enhancing therapies. The transaction is consistent with Greatbatch's strategy of achieving profitable growth and continuous improvement to drive margin expansion.
This transaction will be accounted for under the acquisition method of accounting. Accordingly, the cost of the acquisition will be allocated to the Lake Region Medical assets acquired and liabilities assumed based on their fair values as of the closing date of the acquisition, with the amount exceeding the fair value of the net assets acquired being recorded as goodwill. The goodwill acquired in connection with the Lake Region Medical acquisition is not expected to be deductible for tax purposes.
The following table summarizes the preliminary allocation of the Lake Region Medical purchase price to the assets acquired and liabilities assumed. The values presented below are preliminary and will change based upon, but not limited to, the following: recording the actual assets and liabilities acquired as of the acquisition date; completion of the tangible and intangible asset valuations; completion of the valuation of liabilities including defined benefit plan obligations; the finalization of the purchase price; and the calculation of pre-acquisition tax positions (in thousands):

Assets acquired
Current assets	$267,059
Amortizing intangible assets	766,000
Goodwill	793,888
Other non-current assets	209,232
Total assets acquired	2,036,179
Liabilities assumed
Current liabilities	108,882
Long-term debt	1,034,125
Other long-term liabilities	164,806
Total liabilities assumed	1,307,813
Net assets acquired	$728,366

GREATBATCH. INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

The following pro forma information presents the consolidated results of operations of the Company, Lake Region Medical as if that acquisition occurred as of the beginning of fiscal year 2014, and CCC as if that acquisition occurred as of the beginning of fiscal year 2013 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 2, 2015	October 3, 2014	October 2, 2015	October 3, 2014
Sales	$349,999	$372,194	$1,086,350	$1,070,597
Net income (loss)	(7,883)	3,265	(5,360)	(44,889)
Earnings (loss) per share:
Basic	$(0.26)	$0.11	$(0.18)	$(1.51)
Diluted	$(0.26)	$0.11	$(0.18)	$(1.51)

The results prior to the acquisition dates have been adjusted to include the pro forma impact of the amortization of acquired intangible assets based on the purchase price allocations, the incurrence of debt to fund the acquisition, and the impact of income taxes on the pro forma adjustments utilizing the applicable statutory tax rates. The pro forma consolidated basic and diluted earnings per share calculations are based on the consolidated basic and diluted weighted average shares of Greatbatch giving effect to the 5.0 million shares issued in connection with the Lake Region Medical acquisition. During the first half of 2014, Lake Region Medical recognized a trade name impairment and loss on extinguishment of debt of $26.8 million and $53.4 million, respectively, and are included in the above pro forma amounts for the nine months ended October 3, 2014.
In connection with the acquisition of Lake Region Medical, on October 27, 2015, the Company replaced the Credit Facility with new senior secured credit facilities (the “Senior Secured Credit Facilities”) consisting of (i) a $200 million revolving credit facility (the “New Revolving Credit Facility”), which remained undrawn at the close of the acquisition, (ii) a $375 million term loan A facility (the “TLA Facility”), and (iii) a $1,025 million term loan B facility (the “TLB Facility”). The Company also completed on October 27, 2015, a private offering of $360 million aggregate principal amount of 9.125% senior notes due on November 1, 2023 (the “Senior Notes”). The TLA Facility and TLB Facility were funded in full on October 27, 2015, and used, together with cash on hand and the net proceeds from the Senior Notes to fund the cash portion of the consideration transferred, to repay the outstanding debt of Lake Region Medical at closing, and to repay the Term Loan.
The New Revolving Credit Facility will mature on October 27, 2020, the TLA Facility will mature on October 27, 2021 and the TLB Facility will mature on October 27, 2022. Interest rates on the TLA Facility and the New Revolving Credit Facility are, at the Company’s option, either at: (i) the prime rate plus the applicable margin, which will range between 0.75% and 2.25%, based on the Company’s total leverage ratio or (ii) the applicable LIBOR rate plus the applicable margin, which will range between 1.75% and 3.25%, based on the Company’s total leverage ratio. Interest rates on the TLB Facility are, at the Company’s option, either at: (i) the prime rate plus 3.25% or (ii) the applicable LIBOR rate plus 4.25%, with LIBOR subject to a 1.00% floor.
The New Revolving Credit Facility also includes a $15 million sublimit for swingline loans and a $30 million sublimit for standby letters of credit (which will subsequently decrease to $25 million on April 27, 2016). Subject to certain conditions, commitments under the TLA Facility, TLB Facility and New Revolving Credit Facility may be increased through an incremental term loan/revolving facility so long as, on a pro forma basis, the Company’s first lien net leverage ratio does not exceed 4.25:1.00. The Company will be required to pay a commitment fee on the unused portion of the New Revolving Credit Facility, which will range between 0.175% and 0.25%, depending on the Company’s total leverage ratio.
The New Revolving Credit Facility and the TLA Facility contain covenants requiring (A) a maximum total net leverage ratio of 6.50:1.00, subject to step downs and (B) a minimum interest coverage ratio of adjusted EBITDA (as defined in the Senior Secured Credit Facilities) to interest expense of not less than 3.00:1.00. The Senior Secured Credit Facilities include mandatory prepayments customary for credit facilities of its nature. The Senior Secured Credit Facilities are secured by the non-realty assets including cash, accounts receivable and inventories, of the Company’s direct and indirect wholly-owned domestic subsidiaries.
The Senior Secured Credit Facilities contain negative covenants that restrict the Company’s ability to (i) incur additional indebtedness; (ii) create certain liens; (iii) consolidate or merge; (iv) sell assets, including capital stock of the Company’s subsidiaries; (v) engage in transactions with the Company’s affiliates; (vi) create restrictions on the payment of dividends or other amounts to Greatbatch Ltd. from the Company’s restricted subsidiaries; (vii) pay dividends on capital stock or redeem, repurchase or retire capital stock; (viii) pay, prepay, repurchase or retire certain subordinated indebtedness; (ix) make investments, loans, advances and acquisitions; (x) make certain amendments or

GREATBATCH. INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

modifications to the organizational documents of the Company or its subsidiaries or the documentation governing other senior indebtedness of the Company; and (xi) change the Company’s type of business. These negative covenants are subject to a number of limitations and exceptions that are described in the Senior Secured Credit Facilities agreement.
Interest on the Senior Notes is payable on May 1 and November 1 of each year, beginning on May 1, 2016. The Company may redeem the Senior Notes, in whole or in part, prior to November 1, 2018 at a price equal to 100% of the principal amount thereof plus a “make-whole” premium. Prior to November 1, 2018, the Company may redeem up to 40% of the aggregate principal amount of the Senior Notes using the proceeds from certain equity offerings at a redemption price equal to 109.125% of the aggregate principal amount of the Senior Notes.
The Senior Notes are senior unsecured obligations of the Company. The Senior Notes contain restrictive covenants that, among other things, limit the ability of the Company to: (i) incur or guarantee additional indebtedness or issue certain disqualified stock or preferred stock; (ii) create certain liens; (iii) pay dividends or make distributions in respect of capital stock; (iv) make certain other restricted payments; (v) enter into agreements that restrict certain dividends or other payments; (vi) enter into sale-leaseback agreements; (vii) engage in certain transactions with affiliates; and (viii) consolidate or merge with, or sell substantially all of their assets to, another person. These covenants are subject to a number of limitations and exceptions that are described in the indenture agreement of the Senior Notes. The Senior Notes provide for customary events of default.
Contractual maturities of the Company’s debt facilities for the next five years and thereafter, excluding any discounts or premiums, as of October 27, 2015 are as follows (in thousands):

2016	$29,000
2017	31,344
2018	40,719
2019	47,750
2020	47,750
Thereafter	1,563,437
Total	$1,760,000

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
On July 30, 2015, we announced a proposed spin-off of a portion of our QiG segment through a tax-free distribution of all of the shares of our QiG Group LLC subsidiary to the stockholders of Greatbatch on a pro rata basis (the “Spin-off”). Immediately prior to completion of the Spin-off, QiG Group LLC will be converted into a corporation and change its name to Nuvectra Corporation (“Nuvectra”). The portion of the QiG segment being spun-off is expected to be comprised of QiG Group LLC and its subsidiaries: (i) Algostim, (ii) PelviStim, and (iii) Greatbatch’s NeuroNexus subsidiary. Upon completion of the Spin-off, Nuvectra will be an independent, publicly-traded company and Greatbatch will not own any shares of Nuvectra common stock but will retain the operations of QiG not spun-off, which includes CCC.
Our Acquisitions
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
On October 27, 2015, we acquired all of the outstanding common stock of Lake Region Medical Holdings, Inc. (“Lake Region Medical”) for a total purchase price including debt assumed of approximately $1.77 billion. Lake Region Medical offers fully integrated outsourced manufacturing and engineering services, contract manufacturing, finished device assembly, original device development and supply chain management services from concept to point-of-care in the cardio & vascular and advanced surgical markets. After completing the acquisition, we are now one of the largest medical device outsource (“MDO”) manufacturers in the world. As a result of the Lake Region Medical acquisition and proposed Spin-off, we are reevaluating our operating and reporting segments. See Note 17 “Subsequent Events” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for additional information regarding this transaction and the significant impact it will have on our financial position and results of operations.
Our Customers
Our products are designed to provide reliable, long-lasting solutions that meet the evolving requirements and needs of our customers. The nature and extent of our selling relationships with each customer is different in terms of breadth of products purchased, purchased product volumes, length of contractual commitment, ordering patterns, inventory management and selling prices.
Our Greatbatch Medical customers include large multi-national original equipment manufacturers (“OEMs”), such as Biotronik, Boston Scientific, Cyberonics, Halliburton Company, Johnson & Johnson, Medtronic, Philips Healthcare, Smith & Nephew, Sorin Group, St. Jude Medical, Stryker, Zimmer Biomet, and Zoll. For the nine months ended October 2, 2015, Johnson & Johnson, Medtronic, and St. Jude Medical collectively accounted for 50% of our total sales.

QiG customers include numerous scientists, hospitals, and universities throughout the world. Additionally, with the acquisition of CCC, QiG customers also include various research companies and institutes and early stage medical device companies.
Financial Overview
Sales for the third quarter and first nine months of 2015 decreased 15% and 7%, respectively, in comparison to the prior year period. Sales for the third quarter and first nine months of 2015 include $1.5 million and $6.6 million, respectively, from CCC, which was acquired in August 2014. Sales for the third quarter and first nine months of 2015 also include the impact of foreign currency exchange rate fluctuations, which reduced sales by approximately $2.5 million and $12.0 million, respectively, in comparison to the prior year periods, due to the strengthening dollar versus the Euro. Excluding the impact of these items, our organic constant currency sales decreased 13% and 6% for the third quarter and first nine months of 2015 in comparison to the prior year periods, respectively. The third quarter and first nine months of 2015 organic constant currency sales decrease was primarily due to lower cardiac and neuromodulation and energy sales, which were impacted by the timing of new product introductions and faster than anticipated runoff of end of life products, customer inventory management programs, as well as a slowdown in the energy markets.
We prepare our condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Additionally, we consistently report and discuss in our earnings releases and investor presentations adjusted net income, adjusted earnings per diluted share, EBITDA, adjusted EBITDA and organic constant currency growth rates. These adjusted amounts, other than EBITDA, adjusted EBITDA and organic constant currency sales growth rates, consist of GAAP amounts adjusted for the following to the extent occurring during the period: (i) acquisition-related charges, (ii) amortization of intangible assets (iii) facility consolidation, optimization, manufacturing transfer and system integration charges, (iv) asset write-down and disposition charges, (v) charges in connection with corporate realignments or a reduction in force, (vi) certain litigation expenses, charges and gains, (vii) unusual or infrequently occurring items, (viii) gain/loss on cost and equity method investments, (ix) the income tax (benefit) related to these adjustments and (x) certain tax items related to the Federal research and development tax credit which are outside the normal benefit received. Adjusted earnings per diluted share are calculated by dividing adjusted net income by diluted weighted average shares outstanding. Adjusted EBITDA consists of GAAP net income plus (i) the same adjustments as listed above except for (ix) and (x), (ii) GAAP stock-based compensation expense, interest expense, depreciation and amortization (less adjustments already excluded in the items listed above), (iii) GAAP provision (benefit) for income taxes and (iv) non-cash gains (losses) from cost and equity method investments. To calculate organic constant currency sales growth rates, which exclude the impact of changes in foreign currency exchange rates, as well as the impact of any acquisitions or divestitures of product lines on sales growth rates, we convert current period sales from local currency to U.S. dollars using the previous periods’ foreign currency exchange rates and exclude the amount of sales acquired/divested during the period from the current/previous period amounts, respectively. We believe that the presentation of adjusted net income, adjusted diluted earnings per share, EBITDA, adjusted EBITDA and organic constant currency sales growth rates provides important supplemental information to management and investors seeking to understand the financial and business trends relating to our financial condition and results of operations. Additionally, these measures are used by management to forecast and evaluate the operational performance of the Company and compliance with our debt agreements. Additionally, incentive compensation targets for our associates are based upon adjusted measures.

A reconciliation of GAAP net income and diluted earnings per share (“EPS”) to adjusted amounts is as follows (in thousands, except per share amounts):

	Three Months Ended				Nine Months Ended
	October 2, 2015		October 3, 2014		October 2, 2015		October 3, 2014
	Net Income	Per Diluted Share	Net Income	Per Diluted Share	Net Income	Per Diluted Share	Net Income	Per Diluted Share
Net income as reported	$22	$—	$14,012	$0.54	$17,313	$0.66	$41,282	$1.60
Adjustments:
Amortization of intangibles(a)(c)	2,271	0.09	2,379	0.09	6,996	0.27	7,205	0.28
Inventory step-up amortization (COS)(c)	—	—	57	—	—	—	57	—
IP related litigation (SG&A)(b)(c)	733	0.03	503	0.02	2,136	0.08	998	0.04
Consolidation and optimization expenses (OOE)(c)(d)	4,523	0.17	2,508	0.10	15,422	0.58	3,763	0.15
Acquisition and integration (income) expenses (OOE)(c)(e)	4,845	0.18	87	—	4,961	0.19	(161)	(0.01)
Asset dispositions, severance and other (OOE)(c)(f)	2,468	0.09	1,489	0.06	3,600	0.14	2,276	0.09
Lake Region Medical transaction costs (interest expense)(c)(g)	3,112	0.12	—	—	3,112	0.12	—	—
Gain on cost and equity method investments, net (other income, net)(c)(h)	(2,976)	(0.11)	(2,044)	(0.08)	(3,327)	(0.13)	(2,551)	(0.10)
R&D Tax Credit(i)	400	0.02	400	0.02	1,200	0.05	1,200	0.05
Adjusted net income and diluted EPS(j)	$15,398	$0.58	$19,391	$0.75	$51,413	$1.95	$54,069	$2.09
Adjusted diluted weighted average shares	26,441		25,923		26,372		25,850

(a)
Given our acquisition of Lake Region Medical in the fourth quarter of 2015 and in order to present our financial results in a form more comparable to other medical device companies and less acquisitive companies, during the third quarter of 2015 we began excluding intangible asset amortization for purposes of calculating adjusted net income and adjusted diluted EPS. Prior period adjusted amounts have been recalculated to exclude intangible amortization for all periods presented.

(b)
In 2013, we filed suit against one of our cardiac/neuromodulation competitors alleging they were infringing on our intellectual property. Given the complexity and significant costs incurred pursuing this litigation, during the second quarter of 2015, we began excluding these litigation expenses from adjusted amounts. Total costs expected to be incurred in connection with this litigation in 2015 is between $4 million and $5 million pre-tax. We expect this matter to proceed to trial during the first quarter of 2016. Prior period adjusted amounts have been recalculated to exclude these costs for all periods presented.

(c)
Net of tax amounts computed using a 35% U.S., Mexico, and France statutory tax rate, a 25% Uruguay statutory tax rate, and a 0% tax rate for Swiss adjustments. Expenses that are not deductible for tax purposes (i.e. permanent tax differences) are added back at 100%.

(d)	During 2015 and 2014, we incurred costs primarily related to the transfer of our portable medical and vascular manufacturing operations to Tijuana, Mexico.

(e)
During 2015, we incurred transaction costs related to the acquisition of Lake Region Medical ($5.1 million pre-tax) and the integration of CCC Medical Devices. During 2014, we incurred costs (income) related to the integration of CCC Medical Devices and NeuroNexus Technologies.

(f)
2015 costs primarily include legal and professional fees incurred in connection with the proposed spin-off of Nuvectra ($3.1 million pre-tax during the third quarter of 2015 and $4.6 million pre-tax for the first nine months of 2015). 2014 costs primarily include costs in connection with our business reorganization to realign our contract manufacturing operations.

(g)
During the third quarter of 2015, we recorded $4.8 million pre-tax of transaction costs (i.e. debt commitment fees, interest rate swap termination costs) in connection with our acquisition of Lake Region Medical.

(h)
Pre-tax amount is a gain of $4.6 million and $5.1 million for the 2015 quarter and year-to-date periods, respectively, and a gain of $3.1 million and $3.9 million for the 2014 quarter and year-to-date periods, respectively.

(i)
The Federal R&D tax credit has not yet been extended for 2015. The 2014 Federal R&D tax credit was enacted in the fourth quarter of 2014. Amounts assume that the tax credit was effective at the beginning of the year for 2015 and 2014.

(j)	The per share data in this table has been rounded to the nearest $0.01 and therefore may not sum to the total.

GAAP net income for the third quarter and first nine months of 2015 decreased 100% and 58%, respectively. Adjusted net income for the third quarter and first nine months of 2015 decreased 21% and 5%, respectively. GAAP and adjusted diluted EPS for the third quarter of 2015 were $0.00 and $0.58, respectively, compared to $0.54 and $0.75, respectively, for the third quarter of 2014. For the first nine months of 2015, GAAP and adjusted diluted EPS were $0.66 and $1.95, respectively, compared to $1.60 and $2.09, respectively, for the same period of 2014. These results are primarily due to the following:
Third Quarter 2015

•
A $6.5 million, or 11%, decrease in gross profit due to lower sales volumes partially offset by higher gross profit as a percentage of sales, which increased 140 basis points to 35.2%, primarily due to higher selling prices and lower performance-based compensation expense;

•
A $0.6 million, or 5%, increase in net research, development and engineering (“RD&E”) costs primarily due to a decrease in customer cost reimbursements due to the timing of achievement of customer milestones;

•
The decrease in GAAP net income and EPS was also attributable to a $2.3 million increase in costs incurred in connection with our 2014 initiatives to invest in capacity and capabilities, $5.1 million of transaction costs incurred in connection with our acquisition of Lake Region Medical and $3.1 million of professional fees incurred in connection with the Spin-off. These costs are included in GAAP other operating expenses, net, but are excluded from adjusted amounts;

•
The decrease in GAAP net income and EPS was also attributable to $4.8 million of transaction costs (i.e. debt commitment fees, interest rate swap termination costs) incurred in connection with our acquisition of Lake Region Medical. These costs are included in GAAP interest expense, net, but are excluded from adjusted amounts; and

•
The decrease in GAAP net income and EPS was partially offset by a $1.4 million increase in income from our cost and equity method investments. This income is included in GAAP other income, net, but is excluded from adjusted amounts.

First Nine Months 2015

•	A $12.2, or 7%, decrease in gross profit due to lower sales volumes partially offset by lower performance-based compensation expense;

•
A $3.3 million, or 5%, increase in selling, general, and administrative (“SG&A”) expenses was partially attributable to the acquisition of CCC, which added $0.8 million of SG&A costs, ramping up our QiG medical device infrastructure of $1.8 million, as well as higher legal fees in connection with IP related litigation of $1.8 million, which are excluded from adjusted amounts. These increases were partially offset by lower performance-based compensation expense of $1.9 million;

•
The decrease in GAAP net income was also attributable to a $12.8 million increase in costs incurred in connection with our 2014 initiatives to invest in capacity and capabilities, $5.1 million of transaction costs incurred in connection with our acquisition of Lake Region Medical and $4.6 million of professional fees incurred in connection with the Spin-off. These costs are included in GAAP other operating expenses, net, but are excluded from adjusted amounts;

•
The decrease in GAAP net income and EPS was also attributable to $4.8 million of transaction costs (i.e. debt commitment fees, interest rate swap termination costs) incurred in connection with our acquisition of Lake Region Medical. These costs are included in GAAP interest expense, net, but are excluded from adjusted amounts;

•
The decrease in GAAP net income and EPS was partially offset by a $1.2 million increase in income from our cost and equity method investments and $1.1 million of foreign currency exchange rate gains due to the strengthening of the U.S. dollar relative to the Euro. Cost and equity method investment gains and losses are included in GAAP other income, net, but are excluded from adjusted amounts.

•	The changes in the GAAP and adjusted effective tax rates was primarily due to higher income in lower tax rate jurisdictions in 2015 versus 2014; and

•
An increase in weighted average diluted shares outstanding as a result of the increase in our stock price and stock issued under our stock-based compensation programs. This increase reduced the 2015 year-to-date GAAP diluted EPS by $0.01 and adjusted diluted EPS by $0.04.

	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
(dollars in thousands)	2015	2014	2015	2014
Net income as reported	$22	$14,012	$17,313	$41,282

Interest expense	5,825	1,051	8,151	3,208
Provision (benefit) for income taxes	(16)	4,888	4,448	17,811
Depreciation	5,504	5,808	16,933	17,405
Amortization	3,243	3,487	10,008	10,451
EBITDA	14,578	29,246	56,853	90,157

Inventory step-up amortization	—	87	—	87
IP related litigation	1,127	773	3,286	1,535
Stock-based compensation expense	3,027	3,509	8,999	10,238
Consolidation and optimization expenses	5,473	3,752	19,202	6,970
Acquisition and integration expenses (income)	5,202	133	5,366	(248)
Asset dispositions, severance and other	3,169	2,291	4,881	3,501
Noncash (gain) loss on cost and equity method investments	(1,178)	35	(1,718)	(745)
Adjusted EBITDA	$31,398	$39,826	$96,869	$111,495
Adjusted EBITDA as a % of sales	21.4%	23.2%	20.1%	21.5%
During the third quarter of 2015, we have begun presenting adjusted EBITDA in our SEC documents along with our financial results in order to provide information more consistent with other medical device companies. In addition, these adjusted EBITDA calculations are similar to the debt covenant calculations under our new secured credit facilities. The primary driver behind the decreases in adjusted EBITDA for the third quarter and year-to-date periods of 2015 versus the comparable 2014 periods are the same factors which drove the decreases in adjusted diluted EPS as discussed above.

Financial Guidance

Our guidance for fiscal year 2015 is as follows:

Sales	$685 - $695 million
Foreign Currency Impact on Sales	$14 - $15 million

Capital Expenditures	$40 - $50 million

GAAP Effective Tax Rate	~22%
Adjusted Effective Tax Rate	~20% - 22%

Previous Adjusted Diluted EPS Guidance	$2.61 - $2.71
Intangible Amortization	$0.35 - $0.35
New Adjusted Diluted EPS Guidance	$2.96 - $3.06
GAAP Diluted EPS	$1.32 - $1.42

Diluted Weighted Average Shares	26,500,000
We expect to be at the lower end of our adjusted diluted EPS guidance as we expect the impact of our reduced revenue will be partially offset by our cost savings and consolidation initiatives.
The above guidance does not include the impact of the Lake Region Medical acquisition, which is expected to be dilutive to GAAP diluted EPS due to approximately $25 million of transaction related expenses that is expected to be incurred in the fourth quarter of 2015. Additionally, we expect Lake Region Medical to be 5% to 10% dilutive to adjusted diluted EPS for 2015 due to the incremental interest expense and approximately 5.0 million shares issued in connection with the transaction. We expect to achieve net annual synergies of $25 million in 2016, which is expected to increase to at least $60 million in 2018.

Given our acquisition of Lake Region Medical and in order to present our results in a manner more comparable to other medical device and less acquisitive companies, our adjusted diluted EPS guidance now adds back the amortization of intangible assets of approximately $0.35 per diluted share for 2015, which does not include the additional intangible amortization expense expected from Lake Region Medical.
Our adjusted diluted EPS guidance excludes the following:

•	Consolidation and optimization, acquisition and integration, asset write-down, and Spin-off related charges of approximately $35 million ($28.5 million net of tax) or $1.08 per diluted share.

•	IP related litigation SG&A expenses of approximately $4.5 million ($2.9 million net of tax) or $0.11 per diluted share.

•
Lake Region Medical transaction-related expenses incurred during the third quarter of 2015 and included in interest expense of approximately $6.8 million ($4.4 million net of tax) or $0.17 per diluted share.

•	Gain on investment of cost and equity method investments of approximately $5.1 million ($3.3 million net of tax) or $0.13 per diluted share. and
Our adjusted diluted EPS guidance includes the Federal research and development tax credit of approximately $1.6 million or $0.06 per diluted share, which has not yet been enacted for 2015.
We continue to expect to receive FDA approval for our Algovita spinal cord stimulator in the fourth quarter of 2015 and expect to complete the Spin-off during the first quarter of 2016. Once effective, the Spin-off will deliver Greatbatch improved financial performance through our long-term manufacturing agreement with Nuvectra for the supply of Algovita and lower operating expenses estimated in the range of $12 million to $16 million on an annualized basis.
Our CEO’s View
We are disappointed by our current quarter results, however we remain very optimistic about the future growth prospects of Greatbatch. We continue to drive the implementation of our strategy to create shareholder value, which includes our transformative acquisition of Lake Region Medical, as well as the spin-off of Nuvectra. The acquisition of Lake Region Medical will provide a substantially more comprehensive portfolio of technologies and services for our customers while the spin-off will provide both Greatbatch and Nuvectra with the focus and flexibility needed to execute their distinct strategies. Our customer relationships continue to be strong and we are well positioned to achieve a record fourth quarter performance.
There were several factors and external headwinds that drove our revenue decline for the third quarter of 2015. The discrete factors included the timing of new product introductions and end of life products, which do not always line up on a quarterly basis, and resulted in a net negative impact. Another external headwind we are facing is that our customers continue to reduce their inventory levels, the majority of the impact of which we believe is behind us. Additionally, our revenues continue to be impacted by foreign currency exchange rates and the slowdown in the energy markets. These were the primary factors driving our lowered full year revenue forecast to $685 million to $695 million. However, we are maintaining our adjusted diluted EPS guidance range with the expectation of being at the lower end of that range, as we expect the impact of our reduced revenue will be partially offset by our cost savings and consolidation initiatives.

Product Development
Greatbatch Medical
Our core business is well positioned because our OEM customers leverage our portfolio of intellectual property, and we continue to build a healthy pipeline of diverse medical technology opportunities. These product development opportunities, when combined with the investments we have made in our sales and marketing resources, are expected to allow us to meet our long-term five percent revenue growth objective. Some of the more significant product development opportunities Greatbatch Medical is pursuing are as follows:

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
Algovita, our SCS system to treat chronic intractable pain of the trunk and/or limbs, was designed to target unmet clinical needs with a focus on safety and product differentiation for all user groups. This product was submitted for premarket approval (“PMA”) to the United States Food & Drug Administration (“FDA”) in December 2013, and in January 2014 documentation for European CE Mark was submitted to the notified body, TÜV SÜD America. CE Mark approval was received in June 2014. In April 2015, we announced receipt of a letter from the FDA informing us that our PMA application for Algovita is approvable subject to completion of an FDA inspection that finds that the manufacturing facilities, methods and controls used in the production of Algovita comply with the applicable requirements of the FDA’s Quality System Regulation. During the fourth quarter of 2015, we announced that we successfully completed our pre-PMA inspection. We expect to obtain final approval of our PMA application for Algovita during the fourth quarter of 2015 and to launch Algovita commercially in the United States shortly thereafter.
QiG intends to modify the Algovita platform for other established indications in growing and emerging technologies such as SNS and DBS, among others. We have a large and growing list of interested partners in the neuromodulation space that we can engage. Additionally we are leveraging NeuroNexus and CCC for early stage research and development. Lastly, we will continue to advance and incorporate the capabilities from our core Greatbatch Medical segment across opportunities in neurostimulation.
Cost Savings and Consolidation Efforts
In 2015 and 2014, we recorded charges in other operating expenses, net related to various cost savings and consolidation initiatives. These initiatives were undertaken to improve our operational efficiencies and profitability, the most significant of which are as follows (dollars in millions):

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
See Note 9 “Other Operating Expenses, Net” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for additional information about the timing, cash flow impact and amount of future expenditures for these initiatives. We continually evaluate our operating structure in order to maximize efficiencies and drive margin expansion. Future charges are expected be incurred as a result of the consolidation and optimization of the combined Greatbatch and Lake Region Medical businesses.

We currently expect to achieve annual pre-tax operating synergies in connection with the Lake Region Medical Acquisition of $25 million in 2016, which is expected to increase to at least $60 million by 2018. In order to achieve these synergies we expect the investment necessary to be $69 million, which consists of $22 million in capital expenditures and $47 million of operating expenses, over a period of three years following completion of the acquisition.
Our Financial Results
We utilize a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31. For 52-week years, each quarter contains 13 weeks. The third quarter and first nine months of 2015 and 2014 ended on October 2, and October 3, respectively, and each contained 13 weeks and 39 weeks, respectively. The discussion that follows should be read in conjunction with our Condensed Consolidated Financial Statements and related notes and with the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended January 2, 2015. The following table presents certain selected financial information derived from our Condensed Consolidated Financial Statements for the periods presented (dollars in thousands, except per share data):

	Three Months Ended				Nine Months Ended
	October 2,	October 3,	Change		October 2,	October 3,	Change
	2015	2014	$	%	2015	2014	$	%
Sales:
Greatbatch Medical
Cardiac/Neuromodulation	$72,961	$85,618	$(12,657)	(15)%	$239,387	$252,403	$(13,016)	(5)%
Orthopaedic	27,752	32,489	(4,737)	(15)%	102,204	106,785	(4,581)	(4)%
Portable Medical	17,224	17,199	25	—%	48,591	53,139	(4,548)	(9)%
Vascular	14,107	14,903	(796)	(5)%	37,370	43,210	(5,840)	(14)%
Energy, Military, Environmental	11,977	19,016	(7,039)	(37)%	46,232	58,499	(12,267)	(21)%
Total Greatbatch Medical	144,021	169,225	(25,204)	(15)%	473,784	514,036	(40,252)	(8)%
QiG	2,776	2,474	302	12%	10,564	4,025	6,539	162%
Elimination of intersegment sales(a)	(160)	—	(160)	NA	(1,501)	—	(1,501)	NA
Total sales	146,637	171,699	(25,062)	(15)%	482,847	518,061	(35,214)	(7)%
Cost of sales	94,991	113,581	(18,590)	(16)%	320,852	343,877	(23,025)	(7)%
Gross profit	51,646	58,118	(6,472)	(11)%	161,995	174,184	(12,189)	(7)%
Gross profit as a % of sales	35.2%	33.8%			33.5%	33.6%
Selling, general and administrative expenses (SG&A)	22,308	22,121	187	1%	69,021	65,753	3,268	5%
SG&A as a % of sales	15.2%	12.9%			14.3%	12.7%
Research, development and engineering costs, net (RD&E)	14,299	13,638	661	5%	39,907	39,962	(55)	—%
RD&E as a % of sales	9.8%	7.9%			8.3%	7.7%
Other operating expenses, net	13,844	6,176	7,668	124%	29,449	10,223	19,226	188%
Operating income	1,195	16,183	(14,988)	(93)%	23,618	58,246	(34,628)	(59)%
Operating margin	0.8%	9.4%			4.9%	11.2%
Interest expense, net	5,825	1,051	4,774	454%	8,151	3,208	4,943	154%
Other income, net	(4,636)	(3,768)	(868)	NA	(6,294)	(4,055)	(2,239)	55%
Provision (benefit) for income taxes	(16)	4,888	(4,904)	(100)%	4,448	17,811	(13,363)	(75)%
Effective tax rate	NA	25.9%			20.4%	30.1%
Net income	$22	$14,012	$(13,990)	(100)%	$17,313	$41,282	$(23,969)	(58)%
Net margin	—%	8.2%			3.6%	8.0%
Diluted earnings per share	$—	$0.54	$(0.54)	(100)%	$0.66	$1.60	$(0.94)	(59)%
(a) Intersegment sales between Greatbatch Medical and QiG are eliminated in consolidation and are included in Greatbatch Medical’s cardiac and neuromodulation product line.
Greatbatch Medical Sales
Total Greatbatch Medical sales for the third quarter and first nine months of 2015 decreased 15% and 8%, respectively, over the comparable 2014 periods. The most significant contributors to these results were as follows:
Cardiac and neuromodulation sales for the third quarter and first nine months of 2015 decreased 15% and 5%, respectively, in comparison to the prior year. This decrease reflects the impact of customer inventory management programs, the timing of new product introductions and faster than anticipated runoff of end of life products, as well as tough comparables versus the prior year. These decreases were partially offset by new product introductions, primarily from our neuromodulation products. It should be noted that revenue from end of life products can be lumpy in nature and tend to run off over several years. We expect fourth quarter cardiac and neuromodulation sales to improve significantly in comparison to the prior year fourth quarter as customer ordering patterns recover, new product introductions ramp, and due to easier comparables versus the 2014 fourth quarter. Growth in our cardiac and neuromodulation product line for 2016 will continue to be negatively impacted by the end of life on legacy products, as well as continued pressure from our customer’s inventory management initiatives. However, the impact of these headwinds is expected to be partially mitigated by growth from new products, and in particular, neuromodulation new product introductions.
Orthopaedic sales for the third quarter and first nine months of 2015 decreased 15% and 4%, respectively, in comparison to the prior year. Foreign currency exchange rate fluctuations reduced orthopaedic sales by approximately $2.5 million in comparison to the prior year third quarter ($12 million year-to-date) due to the strengthening dollar versus the Euro. On an organic constant currency basis, in comparison to the prior year third quarter and year-to-date orthopaedic sales decreased 7% and increased 7%, respectively. This quarter over quarter decrease reflects the impact of customer inventory management programs, as well as the timing of customer product launches. The organic constant currency increase in orthopaedic sales for the first nine months of 2015 was primarily driven by market growth, new customer wins, and our investments in capacity and capabilities at our Chaumont, France facility. Orthopaedic sales are expected to improve in the fourth quarter as instrument sales tend to be lumpy and are typically tied to customer product launches. We expect foreign currency exchange rate fluctuations to reduce full year 2015 orthopaedic sales by $14 to $15 million.
Third quarter 2015 portable medical sales stabilized and were consistent with the third quarter of 2014. For the first nine months of 2015, portable medical sales decreased 9% as we are refocusing our product line offerings in the portable medical space to products that have higher profitability. Correspondingly, we have discontinued or reduced volumes in certain of our lower margin products. As part of our investment in capacity and capabilities and to better align our resources, during 2014, we announced plans to transfer our portable medical operations into a new facility located in Tijuana, Mexico, which is expected to be substantially completed by the end of the first quarter of 2016. We expect this product line to resume growth in the fourth quarter of 2015 as customers build safety stock in anticipation of the product line transfer. We expect our product line transfer to Mexico will position us to be more competitive in both new and existing markets.
Vascular sales for the third quarter and first nine months of 2015 decreased 5% and 14%, respectively, in comparison to the prior year primarily due to the timing of new product introductions and end of life on legacy products. We expect this product line to resume growth in the fourth quarter as customers build safety stock in anticipation of the product line transfer and as new product introductions begin to ramp. As part of our investment in capacity and capabilities and to better align our resources, during 2014, we announced plans to transfer our catheter and introducer operations into our Tijuana, Mexico facility, which is expected to be substantially completed in the first half of 2016. We expect our product line transfer to Mexico will position us to be more competitive in both new and existing markets.
Energy, military, and environmental (“EME”) sales for the third quarter and first nine months of 2015 decreased 37% and 21%, respectively, in comparison to the prior year due to the slowdown in the energy markets, which has caused customers to reduce drilling and exploration volumes. The slowdown in the energy markets is expected to impact our EME sales for at least the next three quarters.
QiG Sales
QiG sales for the third quarter and first nine months of 2015 increased $0.3 million and $6.5 million, respectively, in comparison to the prior year periods. Sales for the third quarter and first nine months of 2015 include $1.5 million and $6.6 million, respectively, from CCC, which was acquired in August 2014. On an organic constant currency basis, 2015 third quarter QiG sales remained relatively consistent with the prior year. On an organic constant currency basis, 2015 year-to-date QiG sales increased 27% primarily due to new product launches including a limited release of Algovita in Europe and the NeuroNexus SmartBox™ portable control and data streaming system.

Gross Profit
Changes to gross profit as a percentage of sales from the prior year were due to the following:

	Change From Prior Year
	Three Months	Nine Months
Performance-based compensation(a)	0.7%	0.6%
Production efficiencies, volume and mix(b)	0.3%	0.5%
Impact of CCC(c)	(0.3)%	(0.3)%
Price(d)	0.6%	(0.3)%
Other	0.1%	(0.6)%
Total percentage point change to gross profit as a percentage of sales	1.4%	(0.1)%

(a)	Amounts represents the change in performance-based compensation versus the prior year period and is recorded based upon the actual results achieved.

(b)	Our gross profit percentage benefited from higher production volumes and production efficiencies gained as a result of our investments in capacity and capabilities.

(c)	Amounts represent the impact to our gross profit percentage related to the acquisition of CCC in August 2014.

(d)
Our gross profit percentage for the first nine months of 2015 was negatively impacted by continued pricing pressure from our larger OEM customers. Our gross profit percentage for the third quarter of 2015 benefited from lower price discounts offered to customers in comparison to the prior year period.

SG&A Expenses
Changes to SG&A expenses from the prior year were due to the following (in thousands):

	Change From Prior Year
	Three Months	Nine Months
Performance-based compensation(a)	$(511)	$(1,945)
Legal fees(b)	100	1,437
G&A personnel costs(c)	535	2,170
Impact of CCC(d)	(160)	845
Other	223	761
Net increase in SG&A	$187	$3,268

(a)	Amounts represents the change in performance-based compensation versus the prior year period and is recorded based upon actual results achieved.

(b)
Amounts represents the increase in legal costs compared to the prior year period and includes higher IP related defense costs, as well as other corporate initiatives. In 2013, we filed suit against one of our cardiac/neuromodulation competitors alleging they were infringing on our IP. Costs associated with this litigation accounted for $0.4 million and $1.8 million of the quarter and year-to-date increases in SG&A expenses, respectively, from 2014 to 2015. Total costs expected to be incurred in connection with this litigation in 2015 is between $4 million and $5 million. We expect this litigation to proceed to trial during the first quarter of 2016.

(c)
Amounts represents various increases in general and administrative costs related to the growth of our business. Our QiG medical device business, excluding CCC, accounted for $0.6 million and $1.8 million of this increase for the quarter and year-to-date periods, respectively, as we continue to invest resources in connection with the commercialization of Algovita.

(d)	Amount represents the incremental SG&A expenses related to the acquisition of CCC in August 2014.

RD&E Expenses, Net
Net RD&E costs are comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2015	October 3, 2014	October 2, 2015	October 3, 2014
Research, development and engineering costs	$15,551	$15,303	$44,654	$45,837
Less: cost reimbursements	(1,252)	(1,665)	(4,747)	(5,875)
Total RD&E, net	$14,299	$13,638	$39,907	$39,962
Net RD&E costs for the 2015 third quarter increased $0.7 million versus the comparable 2014 period primarily due to lower customer cost reimbursements due to the timing of achievement of customer milestones. Net RD&E costs for the 2015 year-to-date period remained relatively consistent with the prior year as lower performance-based compensation was offset by lower customer cost reimbursements. The decrease in customer cost reimbursements for the first nine months of 2015 primarily relates to the expiration of certain government grants acquired in our NeuroNexus acquisition, which Greatbatch was not eligible to renew, as well as the timing of achievement of customer milestones.
Other Operating Expenses, Net
Other operating expenses, net is comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2015	October 3, 2014	October 2, 2015	October 3, 2014
2014 investments in capacity and capabilities(a)	$5,116	$2,787	$17,854	$5,005
Orthopaedic optimization costs(a)	357	996	1,348	1,032
2013 operating unit realignment(a)	—	(31)	—	1,004
Other consolidation and optimization income, net(a)	—	—	—	(71)
Acquisition and integration costs (income)(b)	5,202	133	5,366	(248)
Asset dispositions, severance and other(c)	3,169	2,291	4,881	3,501
Total other operating expenses (income), net	$13,844	$6,176	$29,449	$10,223

(a)
Refer to “Cost Savings and Consolidation Efforts” section of this Item and Note 9 “Other Operating Expenses, Net” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for disclosures related to the timing and level of remaining expenditures for these initiatives.

(b)
During the third quarter of 2015, we incurred $5.1 million of transaction costs in connection with our acquisition of Lake Region Medical. During 2015 and 2014, we incurred costs (income) related to the integration of CCC and NeuroNexus. These expenses were primarily for travel costs in connection with integration efforts, consulting, training, and the change in fair value of the contingent consideration recorded in connection with the NeuroNexus acquisition, which resulted in a gain of $0.8 million during the first nine months of 2014.

(c)
During 2015 and 2014, we recorded losses in connection with various asset disposals. In addition, total legal and professional costs incurred in connection with the proposed Spin-off during the first nine months of 2015 were $4.6 million ($3.1 million for the third quarter 2015). Expenses related to this initiative will be recorded within the applicable segment and corporate cost centers to which the expenditures relate. Refer to Note 15 “Business Segment, Geographic and Concentration Risk Information” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for additional discussion on the proposed Spin-off. The proposed transaction is expected to be completed in the first quarter of 2016.

During the first nine months of 2014, we recorded $2.0 million of charges in connection with our business reorganization to align our contract manufacturing operations. Those costs primarily related to consulting and IT development projects, which were completed in the fourth quarter of 2014. Additionally, during the third quarter of 2014, we also incurred $0.8 million of expense related to the separation from service of the Company's Senior Vice President, Human Resources.
We continually evaluate our operating structure in order to maximize efficiencies and drive margin expansion. Other operating expenses, net for 2015 are expected to be approximately $55 million to $60 million. This includes approximately $25 million of Lake Region Medical acquisition costs and $5 million to $10 million in transaction-related costs for the proposed Spin-Off.

Interest Expense, Net
Interest expense, net for the third quarter and first nine months of 2015 increased $4.8 million and $4.9 million, respectively, in comparison to the prior year periods. This increase was primarily due to $4.8 million of transaction costs (debt commitment fees and interest rate swap termination costs) incurred in connection with our acquisition of Lake Region Medical. Going forward, interest expense will increase significantly due to the $1.8 billion of debt borrowed in connection with the Lake Region Medical acquisition. See Note 17 “Subsequent Events” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for additional information regarding this transaction and the debt borrowed.
Other Income, Net
Other income, net includes income realized on our cost and equity method investments, which increased $1.4 million and $1.2 million for the third quarter and first nine months of 2015, respectively, in comparison to prior year periods. Other income, net also includes the impact of foreign currency exchange rate fluctuations on transactions denominated in foreign currencies, which decreased $0.5 million and increased $1.1 million during the third quarter and first nine months of 2015, respectively, compared to the same periods of 2014, primarily due to the strengthening of the U.S. dollar relative to the Euro which began in the second half of 2014 and stabilized during the second half of 2015. We generally do not expect foreign currency exchange rate fluctuations to have a material impact on our results of operations.
As of October 2, 2015 and January 2, 2015, we held $22.6 million and $14.5 million, respectively, of investments in equity and other securities that are accounted for as either cost or equity method investments. The total carrying value of these investments is reviewed quarterly for changes in circumstance or the occurrence of events that suggest our investment may not be recoverable. These investments are in start-up research and development companies whose fair value is highly subjective in nature and could be subject to significant fluctuations in the future that could result in material gains or losses.
Provision for Income Taxes
The 2015 GAAP effective tax rate for the first nine months of 2015 was 20.4% compared to 30.1% for the same period of 2014. This decrease was primarily attributable to higher income in lower tax rate jurisdictions. The 2015 and 2014 GAAP effective tax rates do not include the benefit of the Federal research and development tax credit, but we assume the benefit of this credit when calculating our adjusted diluted EPS. If enacted, the research and development tax credit would benefit the current year GAAP provision for income taxes by approximately $1.6 million or $400 thousand per quarter and would be recognized in the quarter the legislation is enacted.
We expect there to be continued volatility of this effective tax rate due to several factors, including the impact of the Lake Region Medical acquisition, changes in the mix of pre-tax income and the jurisdictions to which it relates, changes in tax laws and foreign tax holidays, business reorganizations, settlements with taxing authorities and foreign currency fluctuations. We continuously evaluate and currently have various tax planning initiatives in place that are aimed at reducing our effective tax rate over the long-term.
Government Regulation
The Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act (collectively “Health Care Reform”) legislated broad-based changes to the U.S. healthcare system that could significantly impact our business operations and financial results, including higher or lower revenue, as well as higher employee medical costs and taxes. Health Care Reform imposes significant new taxes on medical device OEMs, which will result in a significant increase in the tax burden on our industry and which could have a material negative impact on our financial condition, results of operations and our cash flows. Other elements of Health Care Reform such as comparative effectiveness research, an independent payment advisory board, payment system reforms including shared savings pilots and other provisions could meaningfully change the way healthcare is developed and delivered, and may materially impact numerous aspects of our business, results of operations and financial condition. Many significant parts of Health Care Reform will be phased in over the next several years and require further guidance and clarification in the form of regulations. The medical device tax, which was effective in 2013, increased our cost of sales by $0.4 million for the first nine months of 2015.
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

Liquidity and Capital Resources

	As of
(Dollars in thousands)	October 2, 2015	January 2, 2015
Cash and cash equivalents	$68,594	$76,824
Working capital	$246,822	$242,022
Current ratio	3.10	3.23
The decrease in cash and cash equivalents and current ratio from the end of 2014 was primarily due to our investment of $37.6 million in property, plant and equipment and cost and equity method investments during the first three quarters of 2015 partially offset by cash flow from operations of $31.0 million. The increase in our working capital during the first three quarters of 2015 was primarily a result of the cash generated by operations, which was used to build inventory in anticipation of higher sales volumes in the fourth quarter of 2015. Of the $68.6 million of cash and cash equivalents on hand as of October 2, 2015, $18.8 million is being held at our foreign subsidiaries and is considered permanently reinvested.
Credit Facilities – As of October 2, 2015, we had a credit facility (the “Credit Facility”) that provided a $300 million revolving credit facility (the “Revolving Credit Facility”), a $180 million term loan (the “Term Loan”), a $15 million letter of credit subfacility, and a $15 million swingline subfacility. The principal of the Term Loan was payable in quarterly installments. In connection with the acquisition of Lake Region Medical, during the fourth quarter of 2015, we replaced the Credit Facility and Term Loan with new senior secured credit facilities and completed a senior notes offering. See Note 17 “Subsequent Events” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for a further description of this transaction and the significant impact it will have on the Company’s outstanding debt.
The new senior secured credit facilities (the “Senior Secured Credit Facilities”) consist of (i) a $200 million revolving credit facility (the “New Revolving Credit Facility”), which remained undrawn at the close of the acquisition, (ii) a $375 million term loan A facility (the “TLA Facility”), and (iii) a $1,025 million term loan B facility (the “TLB Facility”). In connection with the acquisition, we also completed a private offering of $360 million aggregate principal amount of 9.125% senior notes due on November 1, 2023 (the “Senior Notes”). The TLA Facility and TLB Facility were funded in full on October 27, 2015, and used, together with cash on hand and the net proceeds from the Senior Notes to fund the cash portion of the consideration transferred, to repay the outstanding debt of Lake Region Medical at closing, and to repay the Term Loan. The New Revolving Credit Facility will mature on October 27, 2020, the TLA Facility will mature on October 27, 2021 and the TLB Facility will mature on October 27, 2022.
The New Revolving Credit Facility and the TLA Facility contain covenants requiring (A) a maximum total net leverage ratio of 6.50:1.00, subject to step downs and (B) a minimum interest coverage ratio of adjusted EBITDA (as defined in the Senior Secured Credit Facilities) to interest expense of not less than 3.00:1.00. The Senior Secured Credit Facilities include mandatory prepayments customary for credit facilities of its nature. The Senior Secured Credit Facilities are secured by the non-realty assets including cash, accounts receivable and inventories, of the Company’s direct and indirect wholly-owned domestic subsidiaries.
See Note 17 “Subsequent Events” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for a further description of Senior Secured Credit Facilities and Senior Notes.
Operating Activities – Cash provided by operations of $31.0 million decreased 43% for the first nine months of 2015 versus the comparable 2014 period. This decrease was primarily due to $16.6 million of lower cash net income in comparison to the prior year as well as $7.1 million of higher working capital balances, primarily inventory, in anticipation of higher sales volumes in the fourth quarter of 2015. Immediately prior to the completion of the proposed Spin-off, Greatbatch expects to make a cash capital contribution of $75.0 million to Nuvectra, which is expected to help fund their operations for approximately two years. This amount is expected to be funded with cash on hand and/or availability under our New Revolving Credit Facility.
Investing Activities – Net cash used in investing activities for the first nine months of 2015 was $36.9 million compared to $24.9 million in the comparable 2014 period. This included $31.3 million of cash used in 2015 for the purchase of property, plant, and equipment in connection with the consolidation and optimization initiatives discussed in Note 9 “Other Operating Expenses, Net” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report as well as routine capital expenditures. Our current expectation is that capital spending for 2015, excluding Lake Region Medical, will be in the range of $40 million to $50 million, of which half is discretionary in nature. We anticipate that cash on hand, cash flows from operations and available borrowing capacity under our New Revolving Credit Facility will be sufficient to fund these capital expenditures.
Financing Activities – Net cash used in financing activities for the first nine months of 2015 was $1.8 million compared to $2.9 million in the comparable 2014 period. The net cash outflow for the first three quarters of 2015 included $6.0 million of cash received from the exercise of stock options during the first nine months of 2015, which was partially offset by $7.5 million of principal payments on long-term debt.
Capital Structure – After completion of the acquisition of Lake Region Medical, our capital structure consists of $1.76 billion of debt outstanding on our Senior Secured Credit Facilities and Senior Notes, and 30.6 million shares of common stock outstanding. We believe that this capital structure, along with our cash on hand, are sufficient to meet our short-term operating cash needs. If necessary, we currently have access to $200 million under our New Revolving Credit Facility and are authorized to issue 100 million shares of common stock and 100 million shares of preferred stock. We believe that, if needed, we can access public markets to raise additional capital. We have clear line of sight to the expected Lake Region Medical acquisition synergies and believe we will be able to service our debt and de-lever the company to 3.5 to 3 times our adjusted EBITDA over the next two to three years.
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
Contractual Obligations
A table of our contractual obligations as of January 2, 2015 was included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended January 2, 2015. There have been no significant changes to our contractual obligations during the nine months ended October 2, 2015. See Note 11 “Commitments and Contingencies” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for further discussion on our contractual obligations.
As a result of the Lake Region Medical acquisition, our contractual obligations have significantly changed since October 2, 2015. These changes will be incorporated into our disclosures for our Annual Report on Form 10-K for the fiscal year ending January 1, 2016.
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
Although it is not possible to create a comprehensive list of all factors that may cause actual results to differ from the results expressed or implied by our forward-looking statements or that may affect our future results, some of these factors include the following: our high level of indebtedness following the acquisition of Lake Region Medical, our inability to pay principal and interest on this high level of outstanding indebtedness, and the risk that this high level of indebtedness limits our ability to invest in our business and overall financial flexibility; our dependence upon a limited number of customers; customer ordering patterns; product obsolescence; our inability to market current or future products; pricing pressure from customers; our ability to timely and successfully implement cost reduction and plant consolidation initiatives; our reliance on third party suppliers for raw materials, products and subcomponents; fluctuating operating results; our inability to maintain high quality standards for our products; challenges to our intellectual property rights; product liability claims; product field actions or recalls; our inability to successfully consummate and integrate acquisitions, including the acquisition of Lake Region Medical, and to realize synergies and benefits from these acquisitions and to operate these acquired businesses in accordance with our expectations; our unsuccessful expansion into new markets; our failure to develop new products including system and device products; the timing, progress and ultimate success of pending regulatory actions and approvals, including with respect to Algovita; risks associated with the proposed spin-off of Nuvectra including our ability to execute the Spin-off successfully, the timing and taxable nature of the Spin-off, and the performance of Nuvectra post Spin-off; our inability to obtain licenses to key technology; regulatory changes, including Health Care Reform, or consolidation in the healthcare industry; global economic factors including currency exchange rates and interest rates; the resolution of various legal actions brought against the Company; and other risks and uncertainties that arise from time to time and are described in Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K and in other periodic filings with the SEC. Except as required by applicable law, the Company assumes no obligation to update forward-looking statements in this report whether to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results, financial conditions or prospects, or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency – As of October 2, 2015, we had foreign operations in France, Mexico, Switzerland and Uruguay, which exposed us to foreign currency exchange rate fluctuations due to transactions denominated in Euros, Mexican pesos, Swiss francs and Uruguayan pesos, respectively. We continuously evaluate our foreign currency risk and will take action from time to time in order to best mitigate these risks, which includes the use of various derivative instruments such as forward currency exchange rate contracts. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency exposures would have had an impact of approximately $7 million on our annual sales as of October 2, 2015. This amount is not indicative of the hypothetical net earnings impact due to partially offsetting impacts on cost of sales and operating expenses in those currencies. We estimate that foreign currency exchange rate fluctuations during the nine months ended October 2, 2015 decreased sales in comparison to the 2014 period by approximately $12 million.
We have historically entered into forward contracts to purchase Mexican pesos in order to hedge the risk of peso-denominated payments associated with a portion of the operations at our Tijuana, Mexico facility. These forward contracts were accounted for as cash flow hedges. The amount recorded during the nine months ended October 2, 2015 and October 3, 2014 related to our forward contracts was an increase in Cost of Sales of $1.2 million and a reduction in Cost of Sales of $0.2 million, respectively. No portion of the change in fair value of our foreign currency exchange rate contracts during the nine months ended October 2, 2015 or October 3, 2014 was considered ineffective. In connection with the Lake Region Medical acquisition, in October 2015 we terminated our outstanding foreign currency contracts resulting in a $2.4 million payment to the foreign currency contract counterparty. See Notes 11 “Commitments and Contingencies,” and 17 “Subsequent Events” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for additional information regarding this transaction. As a result of the Lake Region Medical acquisition, we are currently reevaluating our foreign currency exchange rate risk exposures and will take steps to mitigate these exposures as appropriate.
We translate all assets and liabilities of our foreign operations, where the U.S. dollar is not the functional currency, at the period-end exchange rate and translate sales and expenses at the average exchange rates in effect during the period. The net effect of these translation adjustments is recorded in the Condensed Consolidated Financial Statements as Comprehensive Income. The translation adjustment for the first nine months of 2015 and 2014 was a loss of $1.5 million and $2.4 million, respectively. Translation adjustments are not adjusted for income taxes as they relate to permanent investments in our foreign subsidiaries. Net foreign currency transaction gains and losses included in Other Income, Net amounted to a gain of $1.6 million and $0.4 million for the first nine months of 2015 and 2014, respectively. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency net assets would have had an impact of approximately $1.5 million on our foreign net assets as of October 2, 2015.
Interest Rates – Interest rates on our Credit Facility, reset, at our option, based upon the prime rate or LIBOR rate, thus subjecting us to interest rate risk. To help offset this risk, from time to time, we enter into receive floating-pay fixed interest rate swaps indexed to the same applicable index rate as the debt it is hedging. The receive variable leg of the interest rate swaps and the variable rate paid on the debt are expected to have the same rate of interest, excluding the credit spread, and reset and pay interest on the same dates. These swaps were accounted for as cash flow hedges.

In connection with our financing of the Lake Region Medical acquisition, the forecasted cash flows that the Company’s interest rate swaps were hedging were no longer expected to occur. As a result, during the third quarter of 2015, we recognized an additional $2.8 million in Interest Expense relating to the termination of the contracts. Subsequently, in October 2015, we terminated our outstanding interest rate swap agreements resulting in a $2.8 million payment to the interest rate swap counterparty. No portion of the change in fair value of our interest rate swaps during the nine months ended October 2, 2015 and October 3, 2014 was considered ineffective. The amount recorded as Interest Expense during the nine months ended October 2, 2015 and October 3, 2014 related to our interest rate swaps was $3.5 million and $0.3 million, respectively.
Of the $1.8 billion of debt borrowed in connection with the Lake Region Medical acquisition, only $360 million bears a fixed interest rate. Interest rates on the remaining $1.4 billion of debt under the Senior Secured Credit Facilities, reset, at our option, based upon the prime rate or LIBOR rate, thus subjecting us to interest rate risk. As a result of the Lake Region Medical acquisition, we are currently reevaluating our interest rate risk exposure and will take steps to mitigate this exposure as deemed by management to be appropriate. See Note 17 “Subsequent Events” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for additional information regarding this transaction and the terms of the debt borrowed.

ITEM 4. CONTROLS AND PROCEDURES

a.	Evaluation of Disclosure Controls and Procedures
Our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the Securities and Exchange Commission as of October 2, 2015. These disclosure controls and procedures have been designed to provide reasonable assurance that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on their evaluation, as of October 2, 2015, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.

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
There were no new material legal proceedings that are required to be reported in the quarter ended October 2, 2015, and no material developments during the quarter in the Company’s legal proceedings as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended January 2, 2015.

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
In connection with the completion of the acquisition of Lake Region Medical, our indebtedness has increased significantly. Our indebtedness could limit our cash flow available for operations and our flexibility.
In connection with the completion of the acquisition of Lake Region Medical, our indebtedness has increased significantly. In connection with the acquisition we raised $1.76 billion of debt and we had approximately $188.5 million available for borrowing under our revolving credit facility (after deducting approximately $11.5 million of letters of credit outstanding).
The degree to which we are leveraged could have important consequences to our stockholders, including the following:

•	we may have greater difficulty satisfying our obligations with respect to our indebtedness;

•	we must dedicate a substantial portion of our cash flow from operations to the payment of principal and interest on our indebtedness, reducing the funds available for our operations;

•	our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or other purposes may be impaired;

•	our flexibility in planning for, or reacting to, changes in the markets in which we compete may be limited;

•	we may be at a competitive disadvantage relative to our competitors with less indebtedness;

•	we are rendered more vulnerable to general adverse economic and industry conditions; and

•	we are exposed to increased interest rate risk given that a portion of our indebtedness obligations are at variable interest rates.
We have incurred substantial expenses related to the acquisition of Lake Region Medical and will incur substantial expenses related to the integration of Lake Region Medical.
We have incurred substantial expenses in connection with the acquisition of Lake Region Medical and will incur substantial expenses in connection with its integration. Specifically, we incurred approximately $5.1 million of transaction costs related to the acquisition of Lake Region Medical during the third quarter of 2015 and expect to incur an additional $25 million during the fourth quarter of 2015.
In addition, the investment necessary to achieve the annual pre-tax operating synergies of $25 million in 2016, which is expected to increase to at least $60 million in 2018, that we have estimated will result from the acquisition is currently estimated to be $69 million, which consists of $22 million in capital expenditures and $47 million of operating expenses, over a period of three years following completion of the acquisition. However, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. These expenses could, particularly in the near term, exceed the savings that we expect to achieve from elimination of duplicative expenses and the realization of economies of scale and cost savings. Although we expect that the realization of efficiencies related to the integration of Lake Region Medical’s business will offset incremental transaction, acquisition-related and restructuring costs over time, this net benefit may not be achieved in the near term, or at all.
We may not be able to successfully integrate Lake Region Medical’s operations with our own or realize the anticipated benefits of the acquisition, which could materially and adversely affect our financial condition, results of operations and business prospects.
We may not be able to successfully integrate Lake Region Medical’s operations with our own, and we may not realize all or any of the expected benefits of the acquisition as and when planned. The integration of Lake Region Medical’s operations with our own will be complex, costly and time consuming. We expect that it will require significant attention from senior management and will impose substantial demands on our operations and personnel, potentially diverting attention from other important pending projects. The difficulties and risks associated with the integration of Lake Region Medical include:

•
customers, suppliers and other third parties with business relationships with our Company and/or Lake Region Medical may decide not to renew or may decide to seek to terminate, change and/or renegotiate their relationships with our Company and/or Lake Region Medical as a result of the acquisition, whether pursuant to the terms of their existing agreements with our Company and/or Lake Region Medical or otherwise;

•	the possibility that we will fail to implement our business plans for the combined company;

•	possible inconsistencies in the standards, controls, procedures, policies and compensation structures of the two companies;

•	the increased scope and complexity of our operations;

•	the potential loss of key employees and the costs associated with our efforts to retain key employees;

•	provisions in our and Lake Region Medical’s contracts with third parties that may limit our flexibility to take certain actions;

•
risks and limitations on our ability to consolidate corporate and administrative infrastructures of the two companies, including integrating the accounting systems and information systems of the two companies;

•
the possibility that we may have failed to discover liabilities of Lake Region Medical during our due diligence investigation as part of the acquisition for which we, as a successor owner, may be responsible;

•	obligations that we will have to counterparties of Lake Region Medical that arise as a result of the change in control of Lake Region Medical;

•	obligations that we will have to holders of our senior notes and our lenders under our senior secured credit facilities, including our obligations to comply with our financial covenants; and

•	the possibility of unanticipated delays, costs or inefficiencies associated with the integration of Lake Region Medical’s operations with our own.
As a result of these difficulties and risks, we may not accomplish the integration of Lake Region Medical’s business smoothly, successfully or within our budgetary expectations and anticipated timetable. Accordingly, we may fail to realize some or all of the anticipated benefits of the acquisition, such as increases in our scale, improvements in cash flows and operational efficiency and meaningful accretion to our financial results.
Lake Region Medical was previously a private company and has not been required to comply with the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”).
Sarbanes-Oxley requires public companies to have and maintain effective internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements and to have management report on the effectiveness of those controls on an annual basis (and have its independent public accountants attest annually to the effectiveness of such internal controls). As a private company, Lake Region Medical was not required to comply with the requirements of Sarbanes-Oxley.
In connection with the completion of the acquisition, we are beginning to apply our Sarbanes-Oxley procedures regarding internal controls over financial reporting with respect to Lake Region Medical. This process will require a significant amount of time from our management and other personnel and will require us to expend a significant amount of financial resources, which is likely to increase our compliance costs. We will be required to assess Lake Region Medical’s internal controls over financial reporting at the end of 2016.
Other than as discussed above, there have been no material changes from the Company’s risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended January 2, 2015.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Previously reported in the Company’s Form 8-K filed with the Securities and Exchange Commission on August 31, 2015.

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

Dated:	November 10, 2015	GREATBATCH, INC.

		By:	/s/ Thomas J. Hook
Thomas J. Hook
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Michael Dinkins
Michael Dinkins
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ Thomas J. Mazza
Thomas J. Mazza
Vice President and Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1
Agreement and Plan of Merger, dated as of August 27, 2015, by and among Lake Region Medical Holdings, Inc., Greatbatch, Inc. and Provenance Merger Sub Inc. (incorporated by reference to Exhibit 2.1 to our current report on Form 8-K filed on August 31, 2015).

3.1	Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to our quarterly report on Form 10-Q for the period ended June 27, 2008).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our annual report on Form 10-K for the period ended January 1, 2010).

10.1
Commitment Letter, dated as of August 27, 2015, by and among Manufacturers and Traders Trust Company, Credit Suisse Securities (USA) LLC, Credit Suisse AG, KeyBank National Association, KeyBanc Capital Markets Inc. and Greatbatch Ltd. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on August 31, 2015).

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