Form 10-K
period 2016-01-01
GREATBATCH, INC.
filed 2016-03-01
CIK 1114483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________________________________
FORM 10-K

_____________________________________
ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended January 1, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates as of July 3, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter), based on the last sale price of $53.50, as reported on the New York Stock Exchange on that date: $1,342 million. Solely for the purpose of this calculation, shares held by directors and officers and 10 percent shareholders of the registrant have been excluded. This exclusion should not be deemed a determination or an admission that these individuals are, in fact, affiliates of the registrant.
Shares of common stock outstanding as of March 1, 2016: 30,778,835
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following document are specifically incorporated by reference into the indicated parts of this report:

Document	Part
Proxy Statement for the 2016 Annual Meeting of Stockholders	Part III, Item 10 “Directors, Executive Officers and Corporate Governance”

Part III, Item 11 “Executive Compensation”

Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”

Part III, Item 13 “Certain Relationships and Related Transactions, and Director Independence”

Part III, Item 14 “Principal Accountant Fees and Services”

PART I

ITEM 1.	BUSINESS
OVERVIEW
Greatbatch, Inc. manufactures and develops high-quality medical devices and components primarily for large original equipment manufacturers (“OEMs”), which depend on us to design, develop and produce reliable, long-lasting, intellectual property protected medical device technologies. During the fourth quarter of 2015, Greatbatch, Inc. acquired all of the outstanding common stock of Lake Region Medical Holdings, Inc. (“Lake Region Medical”) creating one of the largest medical device outsource (“MDO”) manufacturers in the world serving the cardiac, neuromodulation, orthopaedics, cardio and vascular, advanced surgical, portable medical, energy, environmental and military markets. Simultaneous with the close of the Lake Region Medical acquisition, Greatbatch, Inc. also announced its intention to rename the combined entity Integer Holdings Corporation. Integer is defined as complete, whole, and comprehensive, and represents the joining of Greatbatch, Inc. and Lake Region Medical as well as the combined company's product and service offerings provided to customers. The new name is subject to Greatbatch shareholder approval at the May 2016 annual meeting. When used in this report, the terms “Greatbatch,” “we,” “us,” “our” and the “Company” mean Greatbatch, Inc. and its subsidiaries.
During 2015, we also announced a spin-off of a portion of our QiG reporting segment through a tax-free distribution of our QiG Group LLC subsidiary (“QiG Group”) to the stockholders of Greatbatch on a pro rata basis (the “Spin-off”). Immediately prior to completion of the Spin-off, QiG Group will be converted into a corporation organized under the laws of Delaware and change its name to Nuvectra Corporation (“Nuvectra”). In February 2016, the Board of Directors of Greatbatch approved the Spin-off with a distribution ratio whereby Greatbatch stockholders will receive one share of Nuvectra common stock for every three shares of Greatbatch common stock held. The Spin-off is expected to be completed in March 2016. As a result of the Lake Region Medical acquisition and pending Spin-off, the Company is reevaluating its operating and reporting segments, which is expected to be finalized in 2016 once the corporate and management reporting structure realignment is completed. As of the end of our 2015 fiscal year, we operate our business in three segments – Greatbatch Medical, QiG and Lake Region Medical.
The Greatbatch Medical segment designs and manufactures products where Greatbatch either owns or licenses the intellectual property or has unique manufacturing and assembly expertise, primarily for the cardiac, neuromodulation, orthopaedic, portable medical, vascular, energy, environmental and military markets. The Greatbatch Medical segment also offers value-added assembly and design engineering services for medical devices using, in many cases, our proprietary technologies.
The QiG segment focuses on the design and development of medical device systems and components through a network of research and development professionals who drive a diverse portfolio of new and innovative medical product opportunities. QiG seeks to assist customers in accelerating the velocity of innovation while delivering an optimized supply chain and critical cost efficiencies. QiG’s neurostimulation technology platform, which will be owned by Nuvectra after the completion of the Spin-off, has the capability to provide treatment to patients in several established neurostimulation markets such as spinal cord stimulation (“SCS”), sacral nerve stimulation (“SNS”), deep brain stimulation (“DBS”), and other emerging neurostimulation markets. The QiG segment is comprised of QiG Group, NeuroNexus Technologies, Inc. (“NeuroNexus”), and Centro de Construcción de Cardioestimuladores del Uruguay (“CCC”). The entities included in the pending Spin-off consist of QiG Group and its subsidiaries Algostim LLC (“Algostim”) and PelviStim, LLC (“PelviStim”) and NeuroNexus. As an independent publicly traded company after the completion of the Spin-off, Nuvectra will be focused on the development and commercialization of its neurostimulation technology platform and, in particular, its Algovita® SCS system for the treatment of chronic pain of the trunk and limbs (“Algovita”). The operations of CCC and certain other existing QiG research and development capabilities will be retained by Greatbatch and are not included as part of the Spin-off.
Lake Region Medical has operated as a segment for Greatbatch since it was acquired during the fourth quarter of 2015. This segment specializes in the design, development, and manufacturing of products across the medical component and device spectrum, primarily serving the cardio, vascular and advanced surgical markets. Lake Region Medical offers fully integrated outsourced manufacturing, regulatory and engineering services, contract manufacturing, finished device assembly services, original device development, and supply chain management to its customers, who are located worldwide. This segment is dedicated to providing our customers with reliable, high-quality, cost-efficient, integrated outsourced solutions in the medical device space.

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

July 2002	Globe Tool and Manufacturing Company, Inc.	Founded in 1954, designed and manufactured precision enclosures used in IMDs and commercial products used in the aerospace, electronics and automotive sectors.

March 2004	NanoGram Devices Corporation	Founded in 1996, developed nanoscale materials for battery and medical device applications.

April 2007	BIOMEC, Inc.	Established in 1998, provided medical device design and component integration to early-stage and established customers.

June 2007	Enpath Medical, Inc.	Founded in 1981, designed, developed, and manufactured venous introducers and dilators, implantable leadwires, steerable sheaths and steerable catheters.

October 2007	IntelliSensing LLC	Founded in 2005, designed and manufactured battery-powered wireless sensing solutions for commercial applications.

November 2007	Quan Emerteq LLC	Founded in 1998, designed, developed, and manufactured catheters, stimulation leadwires, microcomponents and assemblies.

November 2007	Engineered Assemblies Corporation	Founded in 1984, designed and integrated custom battery solutions and electronics focused on rechargeable systems for industrial, commercial, military and portable medical applications.

January 2008	P Medical Holding SA	Founded in 1994, designed, manufactured and supplied delivery systems, instruments and implants for the orthopaedics industry.

February 2008	DePuy Orthopaedics’ Chaumont, France manufacturing facility	Manufactured hip and shoulder implants for DePuy Orthopaedics.

December 2011	Micro Power Electronics, Inc. (“Micro Power”)	Founded in 1990, designed custom battery packs, smart chargers and power supplies for industrial, military and portable medical applications.

February 2012	NeuroNexus	Founded in 2004, medical device design firm specializing in developing neural interface technology, components and systems.

Acquisition Date	Acquired Company	Business at Time of Acquisition
August 2014	CCC
Founded in 1969, an active implantable neuromodulation medical device systems developer and manufacturer that produces a range of medical devices including implantable pulse generators, programmer systems, battery chargers, patient wands and leads.

October 2015	Lake Region Medical
Founded in the 1940s, offers fully integrated outsourced manufacturing, regulatory and engineering services, contract manufacturing, finished device assembly services, original device development, and supply chain management within the cardio, vascular and advanced surgical markets.

FINANCIAL STATEMENT YEAR END
We utilize a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31. Fiscal years 2015, 2014 and 2013 ended on January 1, 2016, January 2, 2015, and January 3, 2014, respectively. Fiscal year 2015 and 2014 contained fifty-two weeks and fiscal year 2013 contained fifty-three weeks.
SEGMENT INFORMATION
We operate our Company in three reportable segments: Greatbatch Medical, QiG, and Lake Region Medical. Segment information including sales from external customers, profit or loss, and assets by segment as well as sales from external customers and long-lived assets by geographic area are set forth in Note 19 “Business Segment, Geographic and Concentration Risk Information” of the Notes to Consolidated Financial Statements contained in Item 8 of this report. As a result of the Lake Region Medical acquisition and the pending Spin-off, we are reevaluating our operating and reporting segments, which is expected to be finalized in 2016 once our corporate and management reporting structure realignment is completed.
Greatbatch Medical
Greatbatch Medical’s products include medical devices and components for the cardiac, neuromodulation, orthopaedics, vascular, portable medical, and energy markets among others. A brief description of these products and markets follows.
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
The following table sets forth the main categories of battery-powered IMDs and the principal illness or symptoms treated by each device:

Device	Principal Illness or Symptom
Pacemakers	Abnormally slow heartbeat (Bradycardia)
ICDs	Rapid and irregular heartbeat (Tachycardia)
CRT/CRT-Ds	Congestive heart failure
Neurostimulators	Chronic pain, incontinence, movement disorders, epilepsy, obesity or depression
Cochlear hearing devices	Hearing loss
IMD systems generally include an implantable pulse generator (“IPG”) and one or more stimulation leads. An IPG is a battery powered device that produces electrical pulses. The lead then carries this electrical pulse from the IPG to the heart, spinal cord or other location in the body. Our portfolio of proprietary technologies, products, and capabilities has been built to provide our cardiac and neuromodulation customers with a single source for the vast majority of the components and subassemblies required to manufacture an IPG or lead, including complete lead systems. Our investments in research and development has generated proprietary products such as the QHR®, QMR®, and QCAPSTM primary battery and capacitor lines, which have enabled our OEM partners to make improvements in their system offerings in terms of device reliability, size, longevity and power. Our XcellionTM line of Lithium-Ion rechargeable batteries leverages decades of implantable battery research, development and manufacturing expertise. This line of battery cells now includes the optional CoreGuardTM feature, which enables batteries to discharge to zero volts without performance degradation.
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

•
Growth within neuromodulation – Neuromodulation applications continue to grow at a faster pace than traditional markets, and are expected to continue to expand as new therapeutic applications are identified. There continues to be growth in clinical data supporting new applications and a growing focus and excitement from clinicians looking for treatment alternatives for challenging patient conditions that have not been traditionally served by implantable stimulation devices. As many cardiac OEM companies also operate as OEMs in the neuromodulation market, we believe Greatbatch is well positioned to capitalize on these drivers of market growth based on the strength of our existing relationships. Additionally, early stage neuromodulation OEMs have begun to receive CE mark and FDA approvals for their novel device systems and therapies, further fueling incremental growth in the market and providing new potential partners for Greatbatch technologies.

•
Innovative and disruptive technologies – Three innovative and disruptive device technologies (sub-cutaneous ICDs, leadless pacemakers and injectable loop recorders) continued to receive significant attention from OEMs. These new device technologies will play an important role in increasing utilization of critical therapy and diagnostic tools globally. Our portfolio of technologies and next generation development efforts are vital to the advancement of these new therapy and diagnostic platforms.

Orthopaedics – Products include hip and shoulder joint reconstruction implants, plates, screws and spinal devices, as well as instruments and delivery systems used in hip and knee replacement, trauma fixation, extremity and spine surgeries. Orthopaedic implants are used in reconstructive surgeries to replace or repair hips, knees and other joints, such as shoulders, ankles and elbows that have deteriorated as a result of disease or injury. Trauma implant systems are used primarily to reattach or stabilize damaged bone or tissue while the body heals. Spinal implant systems are used by orthopaedic surgeons and neurosurgeons in the treatment of degenerative diseases, deformities and injuries in various regions of the spine.
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
Many of the factors affecting the orthopaedics market are similar to the cardiac and neuromodulation markets and include:

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

•
Growth in emerging markets – Growing affluence in emerging markets has provided an opportunity for global growth of a number of orthopaedic procedures. Patient populations outside of developed markets continue to be underpenetrated, and investment from large OEMs in these markets will provide for growth in the number of procedures of established therapies that are completed.

Vascular – Products include off-the-shelf introducers, steerable sheaths, and components for high performance specialty catheters that deliver minimally invasive therapies to treat disease states such as coronary, neurovascular and peripheral vascular disease. Our customers include market leading OEMs within the interventional radiology, interventional cardiology, electrophysiology and vascular access market. We believe that over the coming years these markets will experience strong global procedural growth driven by:

•
Growing global prevalence of vascular disease, reflecting both an aging population in many developed markets and the continuing growth in the number of people with conditions such as diabetes, hypertension and obesity;

•	Continued adoption of minimally invasive therapies in emerging markets; and

•	Emergence of new minimally invasive therapies expanding patient pools to include patients who previously would have remained either untreated or have undergone surgery.
Our products and capabilities seek to capitalize on the growth of the minimally invasive therapy markets by offering off-the-shelf access devices such as introducers and steerable sheaths as well as design and manufacturing services for specialty catheter components that enable the delivery and administration of predominantly cardiovascular, neurovascular and endovascular therapies. Our broad portfolio of peelable, valved and non-valved introducers have gained strong adoption with OEMs in both the cardiac rhythm management (“CRM”) market, for the placement of leads, as well as the vascular access space where our introducers are used to place dialysis catheters, PICCs, CVCs and ports. We service these markets by providing OEMs with customizable sterile kits or non-sterile product for inclusion in OEMs device kits. Our steerable sheaths have gained significant traction in the electrophysiology market where market-leading OEMs utilize our steerable devices for the delivery of diagnostic and ablation devices. Our specialty catheter shaft components provide OEMs with custom design, prototyping, and manufacturing of the high performance catheter assemblies required to support the most demanding minimally invasive catheter-based surgical procedures.
Portable Medical, Energy, Military and Environmental – Greatbatch Medical also provides customized battery power and management systems, charging and docking stations, and power supplies. We design customized primary (non-rechargeable) and secondary (rechargeable) battery solutions, which are used in the portable medical, energy, military and environmental markets. Our primary and secondary power solutions are used where failure is not an option.
Greatbatch Medical’s primary lithium power solutions, which include high, moderate and low rate non-rechargeable cell solutions, are utilized in extreme conditions and can withstand exceptionally high and low temperatures, sterilization, and high shock and vibration. Our product designs incorporate protective circuitry, glass-to-metal hermetic seals, fuses and diodes to help ensure safe, durable and reliable power as devices are subjected to these harsh conditions. Our primary batteries are often used in remote and demanding environments, including down hole drilling tools, military communication devices and oceanographic buoys.
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
The following table summarizes information about our Greatbatch Medical products:

Product	Description	Principal Product Attributes
Batteries	Lithium iodine (“Li Iodine”) Lithium silver vanadium oxide (“Li SVO”) Lithium carbon monoflouride (“Li CFx”) Lithium ion rechargeable (“Li Ion”) Lithium SVO/CFx (“QHR” & “QMR”)	High reliability and predictability; Long service life; Customized configuration; Light weight; High energy density, small size

Product	Description	Principal Product Attributes
Capacitors	Storage for energy generated by a battery before delivery to the heart. Used in ICDs and CRT-Ds.	Stores more energy per unit volume (energy density) than other existing technologies; Customized configuration

EMI filters	Filters electromagnetic interference to limit undesirable response, malfunctioning or degradation in the performance of electronic equipment	High reliability attenuation of EMI RF over wide frequency ranges; Customized design

Feedthroughs	Allow electrical signals to be brought from inside hermetically sealed IMD to an electrode	Ceramic to metal seal is substantially more durable than traditional seals; Multifunctional

Coated electrodes	Deliver electric signal from the feedthrough to a body part undergoing stimulation	High quality coated surface; Flexible in utilizing any combination of biocompatible coating surfaces; Customized offering of surfaces and tips

Precision components	Machined Molded and over molded products	High level of manufacturing precision; Broad manufacturing flexibility

Enclosures and related components	Titanium Stainless steel	Precision manufacturing, flexibility in configurations and materials

Value-added assemblies	Combination of multiple components in a single package/unit	Leveraging products and capabilities to provide subassemblies and assemblies; Provides synergies in component technology and procurement systems

Stimulation leads	Cardiac, neuromodulation and hearing restoration stimulation leads	Custom and unique configurations that increase therapy effectiveness, provide finished device design and manufacturing

Introducers	Conduit to deliver CRM leads or placement of dialysis catheters, CVCs, PICCs, and ports	Variety of sizes and configurations that facilitate reliable access in vascular access and CRM applications

Steerable sheaths	Steerable guide sheath for the delivery of diagnostic and ablation catheters	Configurations to enable effective delivery of diagnostic and therapeutic devices in electrophysiology procedures.

Specialty catheter shaft components	High performance catheter shafts designed to meet intended clinical performance characteristics	Deep catheter design expertise and state-of-the-art manufacturing services

Cases and trays	Delivery systems for cleaning and sterilizing orthopaedic instruments and implants	High degree of customization; Short, predictable development and production timelines

Implants	Orthopaedic implants for large joint, spine, extremity and trauma procedures	Precision manufacturing, leveraging capabilities and product processes including sterile packaging and coatings

Product	Description	Principal Product Attributes
Instruments	Reusable and single use orthopaedic instruments for large joint, spine, extremity and trauma procedures	Designed to improve surgical techniques, reduce surgery time, and increase surgical precision

Manufactured primary cells	Low-rate Moderate-rate High rate (spiral)	Optimized rate capability, shock and vibration resistant, high and low temperature tolerant, high energy density; Ability to operate in low and high temp applications

Assembled primary and secondary battery packs	Highly-customized pack solutions	Diverse portfolio of cells in various sizes, temperature ranges and rate capabilities, custom-engineered and designed, value-add charging and battery management systems for secondary packs
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
QiG
The QiG segment was initially created in 2008 to facilitate and focus on the research and development of complete medical devices or components. Through the acquisition of CCC and other strategic equity investments made by our Company, QiG has established relationships with multiple emerging companies. In addition, QiG has established relationships with physicians across the U.S. and Europe that operate in highly specialized fields, who help to support the design of medical device systems with unique benefits to improve clinical outcomes. QiG seeks to assist customers in accelerating the velocity of innovation while delivering an optimized supply chain and critical cost efficiencies. We are utilizing our market research to drive our intellectual property portfolio with a goal of improved return on investment.
During 2015, Greatbatch announced the Spin-off of a portion of its QiG reporting segment through a tax-free distribution of its QiG Group subsidiary to the stockholders of Greatbatch on a pro rata basis. The entities included in the pending Spin-off of Nuvectra consist of QiG Group, Algostim, PelviStim and NeuroNexus. As an independent publicly traded company after the completion of the Spin-off, Nuvectra will initially be focused on the development and commercialization of its neurostimulation technology platform and, in particular, Algovita for the treatment of chronic pain of the trunk and limbs. In February 2016, the Board of Directors of Greatbatch approved the Spin-off with a distribution ratio whereby Greatbatch stockholders will receive one share of Nuvectra common stock for every three shares of Greatbatch common stock held. The Spin-off is expected to be completed in March 2016. After the completion of the Spin-off, CCC and other existing research and development capabilities will remain with this segment until we complete our reevaluation of our operating and reporting segments in 2016.
As a result of our investments in QiG, we can develop or assist our customers to develop complete medical devices, as highlighted by our successful development of Algovita for the treatment of chronic pain of the trunk and limbs, which received approval from the United States Food and Drug Administration (“FDA”) during 2015. Although as previously noted Algovita will be owned by Nuvectra after the completion of the Spin-off, using the retained operations of CCC and certain other existing research and development capabilities of Greatbatch and Lake Region Medical, we will continue to assist customers with design service and regulatory submissions, as well as manufacturing and distribution services. The medical devices that we can design and develop are full product solutions that utilize the medical technology expertise and capabilities residing within Greatbatch Medical. The benefits to our OEM customers of using our design and development services include shortening the time to market for these medical devices, optimizing their supply chain and, ultimately, providing them with cost efficiencies. In connection with the completion of the pending Spin-off, we will enter into a five year supply agreement with Nuvectra pursuant to which Greatbatch Medical will manufacture and supply fully assembled Algovita systems and most of the products, parts and components necessary for the production and assembly of Algovita.  Additionally, in connection with the completion of the Spin-off, we will enter into an agreement with Nuvectra that provides us with the exclusive right to supply Nuvectra with products, parts and components necessary for production of future SNS or DBS medical devices that Nuvectra may seek to commercialize for a period of five years after regulatory approval.
Acquired in 2014, CCC has expertise in developing and manufacturing active implantable medical devices. CCC has designed and produced a wide range of devices for some of the world’s leading medical device companies, including implantable pulse generators, programmer systems, battery chargers, patient wands and leads. CCC has the capability to assist customers in the design, development and commercialization of full product medical device solutions, including complete medical device systems. Specifically, CCC has the capability to design the electronics, firmware and mechanics, of implantable and non-implantable devices, to develop application software and custom leads, and to provide services of prototyping, encapsulation and OEM manufacturing. CCC strives to provide on time, safe and effective products and services at competitive pricing, while maintaining a culture of continuous improvement in compliance with the established standards and regulations. After the pending Spin-off is completed, our design and development of complete medical device systems will be completed by our combined teams in Greatbatch Medical, Lake Region Medical, and CCC.   As a result, we are now able to more broadly partner with medical device companies, leveraging Greatbatch Medical’s core components discrete technology, the design and manufacturing expertise of Lake Region Medical, and the full device capabilities of CCC which will enhance our medical device innovation efforts.
QiG utilizes a disciplined and diversified portfolio approach with three investment modes: new medical device systems commercialization, collaborative programs with OEM customers and strategic equity positions in emerging healthcare companies. A scorecard process is utilized to review and select the most strategically valuable ideas to pursue, taking into account a host of variables including the market opportunity, regulatory pathway and reimbursement, market need and market potential, intellectual property and projected financial return.
QiG’s revenue includes a limited release of Algovita in Europe, as well as various medical device products such as implantable pulse generators, programmer systems, battery chargers, patient wands and leads to medical device companies residing primarily in the cardiac and neuromodulation market as well as sales of neural interface technology, components, and systems to the neuroscience and clinical markets.
Lake Region Medical
Lake Region Medical operates within the cardio, vascular and advanced surgical markets. A brief description of these products and markets are as follows:
Cardio and Vascular - Within the cardio and vascular markets, Lake Region Medical concentrates on the design and manufacturing of guidewires, catheters, vascular access products, and CRM and stimulation therapy components, subassemblies and finished devices. Lake Region Medical operates across the product continuum from basic manufacturing of single components to contract device manufacturing services to the design and production of its own products.
The following provides an overview of the main product lines within the cardio and vascular market:

•
Vascular Access - The vascular access product lines include components and devices used primarily in catheter-based interventional vascular devices. Utilizing proprietary platform technologies and advanced wire processing technologies, Lake Region Medical manufactures high-precision guidewires that meet the fitness of use, criticality, and safety parameters required by the medical device industry. Additionally, Lake Region Medical manufactures vascular closure devices that provide rapid and reliable hemostasis to puncture sites. The full product line for the vascular access sub-segment includes access guidewires, introducer sheaths and dilators, central venous catheters, implantable ports, hemodialysis catheters, electrical and optical mechanical devices, catheter components, subassemblies, and complete devices.

•
Cardiovascular and Structural Heart - The cardiovascular and structural heart product lines include products used for vascular, cardiac surgery and structural heart disease. Within this product line, Lake Region Medical produces guidewire and catheter components, subassemblies and completed devices for cardiovascular, cardiac surgery and structural heart disease applications. For vascular procedures, product applications include guidewires, guide catheters, microcatheters, ultrasound catheters, and delivery systems, balloon expandable delivery systems, stents, atherectomy devices, embolic protection devices, catheter design and assembly, sterile packaging, catheter shafts, radiopaque marker bands, molded hubs, fabricated hypotube assembly, and wire stent frames. For cardiac surgery and structural heart disease procedures, product applications are comprised of access and delivery systems for patient foramen ovale closure devices, vessel harvesting systems, beating heart surgery systems, transcatheter heart valves, heart valves and leaflets, and anastomosis devices.

•
Peripheral Vascular, Neurovascular, Urology, and Oncology - This product line is primarily focused on the design and manufacturing of devices used during the treatment of peripheral arterial disease, peripheral transcatheter embolization and occlusion, aortic aneurysm repair, arteriovenous malformations and endoscopic retrograde cholangiopancreatography. Within this product line, Lake Region Medical produces guidewire and catheter components, subassemblies and completed devices for the various applications.

The primary neurovascular applications for these products are cerebrovascular aneurysms, while the urology and oncology applications are stone retrieval, thermal tumor ablation, transarterial chemoembolization and radio frequency probes. Lake Region Medical products within this area include peripheral vascular and urology guidewires, neurovascular and oncology micro-guidewires, angiographic and diagnostic guidewires, guiding catheters, support and crossing catheters, embolic protection devices, micro-catheters, and delivery systems.

•
Electrophysiology and Stimulation Therapy - The electrophysiology and stimulation therapy product lines includes devices that are used in the electrophysiology ablation catheter and cardiac rhythm systems. Within this product line, Lake Region Medical produces guidewire and catheter components, subassemblies and completed devices for the various electrophysiology applications as well as components and assemblies for cardiac and neurostimulation leads and IPGs.

Electrophysiology atrial fibrillation ablation catheters, which deliver therapy to the heart and eliminate tissue paths for irregular electrical impulses, and electrophysiology catheters, which diagnose irregular electrical impulses in the heart’s electrical system, are the focal points of Lake Region Medical’s electrophysiology offering. In the stimulation therapy applications, CRM devices such as pacemakers, implantable cardioverter defibrillator, cardiac leads and neurostimulation devices for spinal cord and deep brain stimulation are the primary applications of focus.
Advanced Surgical - Lake Region Medical provides supply chain solutions that support the development and manufacturing of complex components, sub-assemblies, and finished devices for a range of surgical technologies to the advanced surgical market. Portions of this market include endoscopy, laparoscopy, arthroscopy, orthopaedics, spinal, women’s health and drug delivery.
The following provides an overview of the main product lines within the advanced surgical market:

•
Laparoscopy and General Surgery - This portion of the market includes devices used primarily for minimally invasive procedures in the abdominal space, but may also be used in open or general surgery. Customers of Lake Region Medical’s laparoscopy and general surgery products require energy-based devices and endomechanical devices that are efficient and reliable. Lake Region Medical’s product line includes trocars, endoscopes and laparoscopes, closure devices, harmonic scalpels, bipolar energy delivery devices, radio frequency probes, thermal tumor ablation devices and ophthalmic surgery devices.

•
Biopsy and Drug Delivery - Biopsy and drug delivery products include minimally invasive biopsy devices used to retrieve tissue samples and for delivery of drug therapy. Lake Region Medical’s biopsy and drug delivery product line includes biopsy and grasping forceps, breast biopsy devices, auto injection systems, cannula-based delivery systems, implantable brachytherapy seeds, tubes, catheters, infusion and IV connectors, and wearable patient constant or variable delivery systems.

•
Joint Preservation and Reconstruction - This portion of the market includes orthopaedic implants and fixation devices, including their related surgical instruments used in large joint, extremities, trauma, spine and craniomaxillofacial applications. Lake Region Medical manufactures a variety of reconstructive implants, components, and instruments used in joint preservation and reconstruction. Lake Region Medical’s implant products include hip stems and sleeves, knee implant components, extremity devices, long bone nails and screws, tissue anchor and fixation devices. Instrument products include knee instruments, minimally invasive surgery and computer assisted surgery instruments, cutting blocks, measuring and sizing instruments, impactors and hip instruments; stem inserters, anatomical broach handles and cup holders.

•
Arthroscopy - This portion of the market includes devices used for minimally invasive surgery in a joint space, also referred to as “sports medicine.” Lake Region Medical’s products includes shaver blades and burrs, ablation probes, and suture anchors, which are used in procedures such as arthroscopic ACL reconstruction arthroscopic repair, rotator cuff repair, and hip labrum repair.

•
Engineered Tubing Solutions - Lake Region Medical’s engineered tubing solutions business is a comprehensive supply chain solution suite for precision metal tubing manufacturing and fabrication. Lake Region Medical offers a fully integrated precision tubing business, which encompasses design, manufacturing and supply chain management. Lake Region Medical’s precision tubing products are primarily used in the medical, aerospace, automotive, chromatography, defense, oil and gas, power generation, and sensor and temperature control markets.

The following table summarizes information about our Lake Region Medical products:

Product	Description	Principal Product Attributes
Access and infusion therapy guidewires	Guidewires for vascular access and placement of dialysis catheters, central venous catheters, peripherally inserted central catheters and implantable ports	Wide variety of custom and standard configurations available in both full-length coil and mandrel wire designs

Angiographic guidewires	Guidewires for delivery of angiography and guide catheters	Polytetrafluoroethylene (“PTFE”) pre-coated guidewires available in a wide variety of custom & standard configurations

Introducer sheaths and dilators	Facilitate subcutaneous access and delivery of a variety of diagnostic and interventional devices	Generally consist of a kit that includes a guidewire, sheath, dilator, and needle Size, configuration & coating depend on the clinical and anatomical requirements

Interventional guidewires	Facilitate access and delivery of diagnostic and therapeutic catheter-based devices across a wide range of interventional procedures	Advanced core, coatings & distal tips designs based on procedure and application specific needs

Structural heart guidewires	Pre-curved guidewires used in a variety of transcatheter approaches for treating structural heart disease	Range of stiffness profiles, tip shape configurations and transition zones to fit procedural and safety needs

Steerable sheaths	Used to gain access and deliver therapeutic devices to the inner chambers of the heart; primarily diagnostic catheters, ablation catheters and structural heart therapies	Diverse range of configurations designed to achieve accurate positioning and deliver devices during electrophysiology and structural heart procedures

Embolic protection devices
Baskets and filters employed to protect distal arteries from embolization during angioplasty, stenting, and atherectomy procedures that can cause emboli to lodge in smaller arteries leading to reduced or loss of blood flow
Range of basket designs, pore sizes and construction materials for capturing emboli in different parts of the body

Delivery systems
Guidewires, catheters, and sub-assemblies used to deploy therapies, including coil pushers that deploy embolization coils; stent delivery wires and catheters used to place stents; and embolic protection delivery and retrieval systems
Broad range of custom wire and catheter-based systems incorporating different stiffness profiles, tip shapes, and lengths to fit procedural and safety needs

Microcatheters
Catheters with small inner lumens used to deliver embolization therapies including coils, particles, glues, and other embolization products during cancer, peripheral and neurovascular procedures where occluding blood flow is desired
Range of catheters with differing lengths, stiffness profiles, and small lumen diameters

Electrical and optical devices	Guidewire and catheter-based devices that provide diagnostic information (e.g. arterial pressure, imaging) when planning and optimizing interventional treatments	Guidewires and catheters that incorporate various mechanical, electrical / optical and connectivity technologies

Orthopaedic implants	Orthopaedic implants for large joint, spine, extremity and trauma procedures	Precision manufacturing, leveraging capabilities and product processes including sterile packaging and coatings

Product	Description	Principal Product Attributes
Orthopaedic instruments	Reusable and single use orthopaedic instruments for large joint, spine, extremity and trauma procedures	Designed to improve surgical techniques, reduce surgery time, and increase surgical precision

Cases and trays	Delivery systems for cleaning and sterilizing orthopaedic instruments and implants	High degree of customization; Short, predictable development and production timelines

Laparoscopic surgery devices
Devices which include access devices, such as trocars and cannulas; imaging devices, such as endoscopes; energy based devices, such as vessel cutters and sealers and; endomechanical devices, such as endocutters, tissue staplers and other hand instruments
Precision manufacturing of tubing, machined components, plastics and finished device assembly

Arthroscopic surgery devices	Devices which include shavers and burrs, devices for soft tissue ablation, and tissue anchoring and suturing instruments	Precision manufacturing of tubing, machined components, plastics and finished device assembly

Biopsy and drug delivery devices	Devices used for minimally invasive access of the body for retrieval of tissue or delivery of drug therapy such as forceps, breast biopsy probes, and other interventional surgical instruments	Precision manufacturing of tubing, machined components, plastics and finished device assembly
RESEARCH AND DEVELOPMENT
Our position as a leading developer and manufacturer of medical devices and components is largely the result of our long history of technological innovation. We invest substantial resources in research, development and engineering. Our scientists, engineers and technicians focus on improving existing products, expanding the use of our products and developing new products and enhancements to our existing products. In addition to our internal technology and product development efforts, we also engage outside research institutions for unique technology projects. In order to facilitate the development of new and improved medical devices systems, starting in 2008, we significantly increased our investments in research and development. Net investments in medical device systems (including SG&A), which are being facilitated through our QiG segment, totaled $25.8 million, $23.3 million and $30.5 million for 2015, 2014 and 2013, respectively. After the completion of the pending Spin-off, we will continue to invest substantial resources in research, development and engineering to expand the use of our products and develop new products within the markets we serve. After the pending Spin-off is completed, the Company’s design and development of complete medical device systems will be completed by our combined teams in Greatbatch Medical, Lake Region Medical, and CCC. Further information regarding our research and development activities can be found in the “Product Development” section of Item 7 of this report.
PATENTS AND PROPRIETARY TECHNOLOGY
We rely on a combination of patents, licenses, trade secrets and know-how to establish and protect our proprietary rights to our technologies and products. Often, several patents covering various aspects of the design protect a single product. We believe this provides broad protection of the inventions employed.
As of January 1, 2016, we have 1,209 active issued patents, of which 94 were acquired with the Lake Region Medical acquisition. We also have 484 pending patent applications at various stages of approval. During 2015, there were 101 patent applications filed and 92 patents issued. Of the 1,693 patents filed and pending, approximately 378 of these relate to complete medical device systems.
After the completion of the Spin-off, Nuvectra, as an independent publicly-traded company, will own 153 patents and 119 pending patent applications that are included within the patent figures above, including the patents and patent applications that embody the intellectual property underlying Algovita and Nuvectra’s neurostimulation technology platform.
In connection with the Spin-off, we expect to enter into two license agreements pursuant to which Nuvectra will license to us, subject to specified restrictions, rights in certain intellectual property underlying Nuvectra’s neurostimulation technology platform. Under the terms of the unrestricted license agreement, Nuvectra will grant us a perpetual, non-exclusive, worldwide license to use, make, have made, offer to sell, sell, distribute and import certain patents, patent applications and other intellectual property rights underlying Nuvectra’s neurostimulation technology platform for applications within the neurostimulation fields of use. Under the terms of the restricted license agreement, Nuvectra will grant us a perpetual, non-exclusive, worldwide license to use, make, have made, offer to sell, sell, distribute and import certain other patents, patent applications and other intellectual property rights underlying Nuvectra’s neurostimulation technology platform for applications outside of the neurostimulation fields of use.
We are a party to several other license agreements with third parties under which we have obtained, on varying terms, exclusive or non-exclusive rights to patents held by them. Examples of these agreements is the license of basic technology used in our wet tantalum capacitors, filtered feedthroughs, wireless charging technology, and MRI compatible lead systems. We have also granted rights to our patents to others under license agreements.
It is our policy to require our management and technical employees, consultants and other parties having access to our confidential information to execute confidentiality agreements. These agreements prohibit disclosure of confidential information to third parties, except in specified circumstances. In the case of employees and consultants, the agreements generally provide that all confidential information relating to our business is the exclusive property of Greatbatch.
MANUFACTURING AND QUALITY CONTROL
We leverage our strength as an innovative designer and manufacturer of finished devices and components to the medical device industry. Our manufacturing and engineering services include: design, testing, component production, and device assembly. We have integrated our proprietary technologies in our own products and those of our customers throughout the medical device industry. Our flexible, high productivity manufacturing capabilities span sites across the United States, Mexico, Uruguay, Europe, and Asia.
Due to the highly regulated nature of the products we produce, we have implemented strong quality systems across all sites. The quality systems at our sites are compliant with and certified to various recognized international standards, requirements, and directives. Each site’s quality system is certified under an applicable International Organization for Standardization (“ISO”) quality system standard, such as ISO 13485 or ISO 9001. This certification requires, among other things, an implemented quality system that applies (where applicable) to the design and manufacture of components, assemblies and finished medical devices, including component quality and supplier control. Maintenance of these certifications for each facility requires periodic re-examination from an independent notified body.
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
SALES AND MARKETING
We sell our products directly to our customers. In 2015, approximately 50% of our products were sold in the U.S. Sales outside the U.S. are primarily to customers whose corporate offices are located and headquartered in the U.S. Information regarding our sales by geographic area is set forth in Note 19 “Business Segment, Geographic and Concentration Risk Information” of the Notes to Consolidated Financial Statements contained in Item 8 of this report.
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
We leverage our account executives with support from our engineers to design and sell product solutions into our targeted markets. Our account executives are trained to assist our customers in selecting appropriate chemistries and configurations. We market our products and services through well-defined selling strategies and marketing campaigns that are customized for each of the industries we target.
We have placed additional emphasis on reaching long-term agreements with our OEM customers in order to secure our revenue base. At times, we have provided our customers with price concessions in exchange for entering into long-term agreements and certain volume commitments.
Firm backlog orders at January 1, 2016 and January 2, 2015 were approximately $355 million and $174 million, respectively. The majority of the orders outstanding at January 1, 2016 are expected to be shipped within one year.

CUSTOMERS
Our Greatbatch Medical and Lake Region Medical customers include large multi-national OEMs and their subsidiaries such as, in alphabetical order here and throughout this report, Abbott Labs, Biotronik, Boehringer Ingelheim, Boston Scientific, Cyberonics, Halliburton Company, Johnson & Johnson, Medtronic, Nevro Corp., Philips Healthcare, Smith & Nephew, Sorin Group, St. Jude Medical, Stryker, and Zimmer Biomet. During 2015, 2014, and 2013, Biotronik, Johnson & Johnson, Medtronic, and St. Jude Medical collectively accounted for 52%, 54% and 56% of our total sales, respectively. We have been successful in leveraging our diversified product line to further enhance our relationships with these customers and selling to more of their operating divisions, which cover the cardiac, neuromodulation, orthopaedic and vascular markets. QiG customers include numerous scientists, hospitals and universities throughout the world who perform research for the neuroscience and clinical markets. With the acquisition of CCC in 2014, QiG customers also include various research companies and institutes and early stage medical device companies.
The nature and extent of our selling relationship with each OEM customer is different in terms of breadth of products purchased, selling prices, product volumes, ordering patterns and inventory management. For customers with long-term contracts, we have negotiated fixed pricing arrangements for pre-determined volume levels with pricing fixed at each level. In general, the higher the volume level, the lower the pricing. We have pricing arrangements with our customers that at times do not specify minimum order quantities. During new contract negotiations, price level decreases (concessions) for future sales may be offered to customers in exchange for volume and/or long-term commitments. Once new contracts are signed, these prices are fixed and determinable for all future sales. We recognize revenue when it is realized or realizable and earned. This occurs when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, the buyer is obligated to pay us (i.e. payment is not contingent on a future event), the risk of loss is transferred, there is no obligation of future performance, collectability is reasonably assured and the amount of future returns can reasonably be estimated. Those criteria are met when title passes, generally at the point of shipment.
Our visibility into customer ordering patterns is over a relatively short period of time. Our customers may have inventory management programs, vertical integration plans and/or alternate supply arrangements that we are unaware of. Additionally, the relative market share among the OEM manufacturers changes periodically. Consequently, these and other factors can significantly impact our sales in any given period. Our customers may initiate field actions with respect to market-released products. These actions may include product recalls or communications with a significant number of physicians about a product or labeling issue. The scope of such actions can range from very minor issues affecting a small number of units to more significant actions. There are a number of factors, both short-term and long-term, related to these field actions that may impact our results. In the short-term, if a product has to be replaced, or customer inventory levels have to be restored, demand will increase. Also, changing customer order patterns due to market share shifts or accelerated device replacements may also have a positive or negative impact on our sales results in the near-term. These same factors may have longer-term implications as well. Customer inventory levels may ultimately have to be rebalanced to match new demand.
SUPPLIERS AND RAW MATERIALS
We purchase critical raw materials from a limited number of suppliers due to the technically challenging requirements of the supplied product and/or the lengthy process required to qualify these materials both internally and with our customers. We cannot quickly establish additional or replacement suppliers for these materials because of these rigid requirements. For these critical raw materials, we maintain minimum safety stock levels and partner with suppliers through contract to help ensure the continuity of supply. Historically, we have not experienced any significant interruptions or delays in obtaining critical raw materials.
Many of the raw materials that are used in our products are subject to fluctuations in market price. In particular, the prices of stainless steel, titanium and precious metals, such as platinum, have historically fluctuated, and the prices that we pay for these materials, and, in some cases, their availability, are dependent upon general market conditions. In most cases, we have pass-through pricing arrangements with our customers that purchase components containing precious metals or have established firm-pricing agreements with our suppliers that are designed to minimize our exposure to market fluctuations.
For non-critical raw material purchases, we utilize competitive pricing methods such as bulk purchases, precious metal pool buys, blanket orders, and long-term contracts to secure supply. We believe that there are alternative suppliers or substitute products available at competitive prices for all of these non-critical raw materials.
As discussed more fully in Item 1A “Risk Factors” of this report, our business depends on a continuous supply of raw materials from a limited number of suppliers. If an unforeseen interruption of supply were to occur, we may be unable to obtain substitute sources for these raw materials on a timely basis or on terms acceptable to us, which could harm our ability to manufacture our products profitably or on time. Additionally, we may be unable to quickly establish additional or replacement suppliers for these materials as there are a limited number of worldwide suppliers.

COMPETITION
Our existing and potential competitors include our OEM customers that currently have vertically integrated operations and may expand their vertical integration capability in the future. Competitors also include independent suppliers who typically specialize in one type of component. Our known non-vertically integrated competitors include the following:
Greatbatch Medical

Product Line	Competitors
Medical batteries	Eagle-Picher Quallion

Capacitors	AVX (subsidiary of Kyocera) Critical Medical Components

Feedthroughs	Alberox (subsidiary of The Morgan Crucible Co. PLC)

EMI filtering	AVX (subsidiary of Kyocera) Eurofarad

Enclosures	Heraeus Hudson National

Machined and molded components	Team Vantage

Value added assembly	Numerous

Catheters	Creganna Teleflex Vention medical

Introducers	Pressure Products Theragenics (Galt) Merit Medical

Stimulation leads	Oscor

Orthopaedic trays, instruments and implants	Avalign Technologies IMDS Micropulse, Inc. Juno Orchid Sandvik Paragon Tecomet

Manufactured primary cells	Tracer Technologies Engineered Power Saft Ultralife Vitzrocell

Assembled primary and secondary battery packs	Totex Palladium ICC/Nexergy BMZ Ultralife Saft

QiG

Product Line	Competitors
Implantable medical devices	St. Jude Medical Boston Scientific Medtronic Johnson & Johnson

Medical device design and development	Cirtec Medical Systems Stellar Technologies Flextronics Vention Medical

Lake Region Medical

Product Line	Competitors
Access and infusion therapy guidewires	TE Connectivity (acquired AdvancedCath and definitive agreement to acquire Creganna) Merit Medical OEM EP Flex

Angiographic guidewires	TE Connectivity (acquired AdvancedCath and definitive agreement to acquire Creganna) Merit Medical OEM Bard OEM Heraeus (Neometrix)

Introducer sheaths and dilators	TE Connectivity (acquired AdvancedCath and definitive agreement to acquire Creganna) Merit Medical OEM Oscor Freudenberg Medical (Medventure)

Interventional guidewires	Asahi Intecc TE Connectivity (acquired AdvancedCath and definitive agreement to acquire Creganna) FMD Co.

Structural heart guidewires	TE Connectivity (acquired AdvancedCath and definitive agreement to acquire Creganna) Merit Medical OEM Bard OEM EP Flex

Steerable sheaths	TE Connectivity (acquired AdvancedCath and definitive agreement to acquire Creganna) Oscor

Embolic protection devices	TE Connectivity (acquired AdvancedCath and definitive agreement to acquire Creganna) Merit Medical OEM

Product Line	Competitors
Delivery systems	TE Connectivity (acquired AdvancedCath and definitive agreement to acquire Creganna) Freudenberg Medical (Medventure) Confluent Medical Technologies Vention Medical

Microcatheters	TE Connectivity (acquired AdvancedCath and definitive agreement to acquire Creganna) Vention Medical

Electrical and optical devices	TE Connectivity (acquired AdvancedCath and definitive agreement to acquire Creganna)

Orthopaedic implants, instruments, cases and trays	Avalign Technologies Micropulse, Inc. Juno Orchid Paragon Tecomet Perryman Norwood Medical

Laparoscopic surgery devices	Norwood Medical Remmele

Arthroscopic surgery devices	Tegra B & M Precision 3D Medical

Biopsy and drug delivery devices	Tegra
GOVERNMENT REGULATION
As described below, our business is subject to direct governmental regulation, including the laws and regulations generally applicable to all businesses in the jurisdictions in which we operate. We are subject to federal, state and local environmental laws and regulations governing the emission, discharge, use, storage and disposal of hazardous materials and the remediation of contamination associated with the release of these materials at our facilities and at off-site disposal locations. Our manufacturing and research, development and engineering activities may involve the controlled use of small amounts of hazardous materials. Liabilities associated with hazardous material releases arise principally under the Federal Comprehensive Environmental Response, Compensation and Liability Act and analogous state laws that impose strict, joint and several liability on owners and operators of contaminated facilities and parties that arrange for the off-site disposal of hazardous materials. Except as described below, we are not aware of any material noncompliance with the environmental laws currently applicable to our business and we are not subject to any material claim for liability with respect to contamination at any of our facilities or any off-site location. We may, however, become subject to these environmental liabilities in the future as a result of our historic or current operations.
Our Collegeville, PA facility, which was acquired as part of the Lake Region Medical acquisition, is subject to two administrative consent orders entered into with the U.S. Environmental Protection Agency (the “EPA”), which require ongoing groundwater treatment and monitoring at the site as a result of historic leaks from underground storage tanks. Upon approval by the EPA of our proposed post remediation care plan, which requires a continuation of the groundwater treatment and monitoring process at the site, we expect that the consent orders will terminate. During the first half of 2016, we expect a decision from the EPA on whether our post remediation care plan has been approved. The groundwater treatment process at our Collegeville facility consists of a groundwater extraction and treatment system and the performance of annual sampling of a defined set of groundwater wells as a means to monitor containment within approved boundaries.

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
As a manufacturer of medical devices and components that go into medical devices, we are also subject to periodic inspection by the FDA for compliance with the FDA’s Quality System Regulations and the applicable notified body in the European Union to ensure conformity to the Medical Device Directives and Active Implantable Medical Device Directives. We believe that our quality controls, development, testing, manufacturing, labeling, marketing and distribution of our medical devices conform to the requirements of all pertinent regulations.
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
The Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act (collectively “Health Care Reform”) legislated broad-based changes to the U.S. healthcare system that could significantly impact our business operations and financial results, including higher or lower revenue, as well as higher employee medical costs and taxes. Health Care Reform imposes significant new taxes on medical device OEMs, which will result in a significant increase in the tax burden on our industry and which could have a material negative impact on our financial condition, results of operations and our cash flows. Beginning on January 1, 2016, the medical device excise tax was suspended through December 31, 2017, but if this suspension is not continued or made permanent thereafter, the medical device excise tax will be automatically reinstated starting on January 1, 2018. Other elements of Health Care Reform such as comparative effectiveness research, an independent payment advisory board, payment system reforms including shared savings pilots and other provisions could meaningfully change the way healthcare is developed and delivered, and may materially impact numerous aspects of our business, results of operations and financial condition. Many significant parts of Health Care Reform will be phased in over the next several years and require further guidance and clarification in the form of regulations. The medical device tax increased our cost of sales by $0.6 million, $0.7 million, and $0.5 million in 2015, 2014 and 2013, respectively.
EMPLOYEES
The following table provides a breakdown of our employees:

Manufacturing – U.S.	4,330
General and administrative – U.S.	294
Sales and marketing – U.S.	186
Research, development and engineering – U.S.	646
Mexico	2,130
Europe	1,595
Uruguay	236
Asia	142
Total	9,559

We also employ approximately 800 temporary employees worldwide to assist us with various projects and service functions and address peaks in staff requirements. Our employees at our Chaumont, France, Tijuana, Mexico, and Aura, Germany facilities are represented by a union. Nearly all of the positions at our foreign facilities are manufacturing related. We believe that we have a good relationship with our employees.
EXECUTIVE OFFICERS OF THE COMPANY
Information concerning our executive officers is presented below as of March 1, 2016. The officers’ terms of office run from year to year until the first meeting of the Board of Directors occurring immediately following our Annual Meeting of Stockholders, and until their successors are elected and qualified, except in the case of earlier death, retirement, resignation or removal.
Mauricio Arellano, age 49, is Executive Vice President for Global Operations and has served in that office since June 2013. From December 2010 to June 2013, he was President of Greatbatch Medical. Mr. Arellano served as Senior Vice President and Business Leader of our Cardiac and Neurology Group from October 2008 until December 2010, Senior Vice President and Business Leader of our Cardiac Rhythm Management (“CRM”) and Neuromodulation Group from January 2008 to October 2008, Senior Vice President and Business Leader of our Medical Solutions Group from November 2006 to January 2008, and as Vice President of Greatbatch Mexico from January 2005 to November 2006. Mr. Arellano joined our Company in October 2003 as the Plant Manager of our former Carson City, NV facility. Prior to joining our Company, he served in a variety of human resources and operational roles with Tyco Healthcare - Especialidades Medicas Kenmex and with Sony de Tijuana Este.
Jennifer M. Bolt, age 47, is President, Electrochem, and has served in that office since October 2015.  From June 2013 to October 2015 she was Vice President, Supply Chain and Operational Excellence for Greatbatch.  Ms. Bolt held the position of Vice President, Operations for Electrochem from May 2012 to June 2013, and prior to that served as Director of Operations of our Raynham, MA facility from September 2007 to May 2012.  Ms. Bolt joined our Company in May 2005 as the Manufacturing Engineering Manager for our Alden, NY facility.  Prior to joining our company, she served in a variety of engineering and operational roles at General Motors/Delphi and Eastman Kodak.
Michael Dinkins, age 61, is Executive Vice President & Chief Financial Officer, and has served in that office since joining our Company in May 2012. From 2008 until May 2012, he was Executive Vice President and Chief Financial Officer of USI Insurance Services, an insurance intermediary company. From 2005 until 2008, he was Executive Vice President and Chief Financial Officer of Hilb Rogal & Hobbs Co., an insurance and risk management services company. Prior to that, Mr. Dinkins held senior positions at Guidant Corporation, Access Worldwide Communications, Cadmus Communications Group and General Electric Company.
Jeremy Friedman, age 62, is President, Cardio & Vascular, an office he has held since the Company’s acquisition of Lake Region Medical in October 2015. Prior to that acquisition, he was Executive Vice President of Lake Region Medical and President and Chief Operating Officer of Lake Region Medical’s Cardio and Vascular Division from August 2013 to October 2015. From September 2007 to August 2013, he was Executive Vice President and Chief Financial Officer of Accellent, Inc. From January 2001 until September 2007, Mr. Friedman held a number of leadership positions at Flextronics, a global contract manufacturing services firm, including Chief Operating Officer of Flextronics Network Services in Stockholm, Sweden and Senior Vice President of Finance and Operations, Components Division. From June 1994 until January 2001, he was President and Chief Operating Officer of We’re Entertainment Inc., a specialty retailer of apparel and hard goods. Prior to 1994, Mr. Friedman held a number of finance and operations positions with Phillips-Van Heusen Corporation and KPMG.
Antonio Gonzalez, age 42, is President, CRM & Neuromodulation, and has served in that office since October 2015.  From October 2014 to October 2015, he served as Vice President, Operations, Greatbatch Medical Mexico. Previously, Mr. Gonzalez served as Executive Director, Operations Mexico between November 2011 and October 2014, Director of Global Supply Chain from November 2007 to November 2011, Director of Strategic Projects from March 2006 to November 2007, and Supply Chain Manager for Greatbatch Tecnologías de Mexico from January 2005 to March 2006. Prior to joining our Company, he served in a variety of finance, operations, supply chain and customer management roles with Sanmina-SCI, BellSouth Telecommunications, HSBC and ING Bank.
Andrew P. Holman, age 48, is President, Corporate Development, and has served in that role since October 2015. From June 2013 until October 2015, he served as Executive Vice President, Global Sales & Marketing - Greatbatch Medical. He joined Greatbatch in April 2012 as Vice President of Sales and Marketing for Greatbatch Medical. From October 2011 until joining Greatbatch, Mr. Holman was a consultant with HarQuinn, LLC. From September 2009 to October 2011, he served as Executive Vice President, Sales & Marketing for DJO Global, Inc., and from October 2005 to June 2009, he served as President of the Americas for the Orthopaedics business unit of Smith & Nephew, Inc. Mr. Holman previously held various sales and marketing leadership positions at Johnson & Johnson, Inc., Boston Scientific Corporation and Xerox Corporation.

Thomas J. Hook, age 53, has served as our President & Chief Executive Officer since August 2006. Prior to August 2006, he was our Chief Operating Officer, a position he assumed upon joining our Company in September 2004. From August 2002 until September 2004, Mr. Hook was employed by CTI Molecular Imaging where he had served as President, CTI Solutions Group.
Timothy G. McEvoy, age 58, is Senior Vice President, General Counsel & Secretary, and has served in that office since joining our Company in February 2007. From 1992 until January 2007, he was employed in a variety of legal roles by Manufacturers and Traders Trust Company.
Declan Smyth, age 45, is President, Advanced Surgical & Orthopaedics, having served in that office since the Company’s acquisition of Lake Region Medical in October 2015. From January 2013 to the Company’s acquisition of Lake Region Medical in October 2015, he was President of Lake Region Medical’s Advanced Surgical Business. From January 2012 to January 2013, he was Strategic Product Leader of Surgical Devices and Diagnostics at Accellent, Inc. and prior to that served as Senior Director of Engineering at Accellent, Inc. from August 2009 to January 2012.
Kristin Trecker, age 50, is Executive Vice President and Chief Human Resources Officer. Prior to joining the Company in November 2015, she served as Senior Vice President and Chief Human Resources Officer for MTS Systems in Minneapolis, Minnesota from February 2012 until October 2015.  From April 2006 to July 2011, she was Senior Vice President Human Resources at Lawson Software.
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
Although it is not possible to create a comprehensive list of all factors that may cause actual results to differ from the results expressed or implied by our forward-looking statements or that may affect our future results, some of these factors include the following: our dependence upon a limited number of customers; customer ordering patterns; product obsolescence; our inability to market current or future products; pricing pressure from customers; our ability to timely and successfully implement cost reduction and plant consolidation initiatives; our reliance on third party suppliers for raw materials, products and subcomponents; fluctuating operating results; our inability to maintain high quality standards for our products; challenges to our intellectual property rights; product liability claims; product field actions or recalls; our inability to successfully consummate and integrate acquisitions and to realize synergies and to operate these acquired businesses, including Lake Region

Medical, in accordance with expectations; our unsuccessful expansion into new markets; our failure to develop new products including system and device products; the timing, progress and ultimate success of pending regulatory actions and approvals; our inability to obtain licenses to key technology; regulatory changes, including Health Care Reform, or consolidation in the healthcare industry; global economic factors including currency exchange rates and interest rates; the resolution of various legal actions brought against the Company; and other risks and uncertainties that arise from time to time and are described in Item 1A “Risk Factors” of this report.

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
In 2015, Biotronik, Johnson & Johnson, Medtronic and St. Jude Medical collectively accounted for approximately 52% of our revenues. Our supply agreements with these customers may not be renewed. Furthermore, many of our supply agreements do not contain minimum purchase level requirements and therefore there is no guaranteed source of revenue that we can depend upon under these agreements. The loss of any large customer, a reduction of business with that customer, or a delay or failure by that customer to make payments due to us, would harm our business, financial condition and results of operations.
If we do not respond to changes in technology, our products may become obsolete and we may experience a loss of customers and lower revenues.
We sell our products to customers in several industries that experience rapid technological changes, new product introductions and evolving industry standards. Without the timely introduction of new products and enhancements, our products and services will likely become technologically obsolete over time and we may lose a significant number of our customers. We dedicate a significant amount of resources to the development of our products and technologies. Our product development efforts may be affected by a number of factors, including our ability to anticipate customer needs, develop new products, secure intellectual property protection for our product, and manufacture products in a cost effective manner. We would be harmed if we did not meet customer requirements and expectations. Our inability, for technological or other reasons, to successfully develop and introduce new and innovative products and enhancements could result in a loss of customers and lower revenues.
If we are unable to successfully market our current or future products, our business will be harmed and our revenues and operating results will be adversely affected.
The markets for our products have been growing in recent years. If the markets for our products do not grow as forecasted by industry experts, our revenues could be less than expected. In addition, it is difficult to predict the rate at which the markets for our products will grow or at which new and increased competition will result in market saturation. Slower growth in the cardiac, neuromodulation, advanced surgical, orthopaedic, portable medical, cardio and vascular, environmental, military or energy markets in particular would negatively impact our revenues. In addition, we face the risk that our products will lose widespread market acceptance. Our customers may not continue to utilize the products we offer and a market may not develop for our future products.
We may at times determine that it is not technically or economically feasible for us to continue to manufacture certain products and we may not be successful in developing or marketing them. Additionally, new technologies that we develop may not be rapidly accepted because of industry-specific factors, including the need for regulatory clearance, entrenched patterns of clinical practice and uncertainty over third party reimbursement. If this occurs, our business will be harmed and our operating results will be adversely affected.
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
We rely on third party suppliers for raw materials, key products and subcomponents, and if we are unable to obtain these materials, products and/or subcomponents on a timely basis or on terms acceptable to us, our ability to manufacture products will suffer.
Our business depends on a continuous supply of raw materials. The principal raw materials used in our business include lithium, iodine, gold, CFx, palladium, stainless steel, aluminum, cobalt chrome, tantalum, platinum, ruthenium, gallium trichloride, vanadium oxide, iridium, titanium and plastics. The supply and price of these raw materials are susceptible to fluctuations due to transportation issues, government regulations, price controls, foreign civil unrest, worldwide economic conditions or other unforeseen circumstances. Increasing global demand for these raw materials has caused prices of these materials to increase significantly. In addition, there are a limited number of worldwide suppliers of several raw materials needed to manufacture our products. In addition, for reasons of quality, cost effectiveness or availability, we obtain some raw materials from a sole supplier. Although we work closely with our suppliers to ensure continuity of supply, we may not be able to continue to procure raw materials critical to our business at all or to procure them at acceptable price levels.
In addition, we rely on third party manufacturers to supply many of our products and subcomponents. Manufacturing problems may occur with these and other outside sources, as a supplier may fail to develop and supply products and subcomponents to us on a timely basis, or may supply us with products and subcomponents that do not meet our quality, quantity and cost requirements. If any of these problems occur, we may be unable to obtain substitute sources for these products and subcomponents on a timely basis or on terms acceptable to us, which could harm our ability to manufacture our own products and components profitably or on time. In addition, to the extent the processes our suppliers use to manufacture products and subcomponents are proprietary, we may be unable to obtain comparable products and subcomponents from alternative suppliers.
We may never realize the full value of our intangible assets, which represent a significant portion of our total assets.
At January 1, 2016, we had $2.0 billion of intangible assets, representing 67% of our total assets. These intangible assets consist primarily of goodwill, trademarks, tradenames, customer lists and patented technology arising from our acquisitions. Goodwill and other intangible assets with indefinite lives are not amortized, but are tested annually or upon the occurrence of certain events that indicate that the assets may be impaired. Definite lived intangible assets are amortized over their estimated useful lives and are tested for impairment upon the occurrence of certain events that indicate that the assets may be impaired. We may not receive the recorded value for our intangible assets if we sell or liquidate our business or assets. In addition, this significant amount of intangible assets increases the risk of a large charge to earnings in the event that the recoverability of these intangible assets is impaired. In the event of such a charge to earnings, the market price of our common stock could be affected. In addition, intangible assets with definite lives, which represent $894.0 million of our net intangible assets at January 1, 2016, will continue to be amortized. We incurred total amortization expenses relating to these intangible assets of $17.5 million in 2015. These expenses will reduce our future earnings or increase our future losses.
Quality problems with our products could harm our reputation and erode our competitive advantage.
Quality is important to us and our customers, and our products are held to high quality and performance standards. In the event our products fail to meet these standards, our reputation could be harmed, which could erode our competitive advantage over competitors, causing us to lose customers and resulting in lower revenues.

Quality problems with our products could result in warranty claims and additional costs.
We generally allow customers to return defective or damaged products for credit, replacement or exchange. We generally warrant that our products will meet customer specifications and will be free from defects in materials and workmanship. Additionally, we carry a safety stock of inventory for our customers that may be impacted by warranty claims. We reserve for our exposure to warranty claims based upon recent historical experience and other specific information as it becomes available. However, these reserves may not be adequate to cover future warranty claims. If these reserves are inadequate, additional warranty costs or inventory write-offs may need to be incurred in the future, which could harm our operating results.
Regulatory issues resulting from product complaints, or recalls, or regulatory audits could harm our ability to produce and supply products or bring new products to market.
Our products are designed, manufactured and distributed globally in compliance with applicable regulations and standards. However, a product complaint, recall or negative regulatory audit may cause our products to be removed from the market and harm our operating results or financial condition. In addition, during the period in which corrective action is being taken by us to remedy a complaint, recall or negative audit, regulators may not allow our new products to be cleared for marketing and sale.
If we become subject to product liability claims, our operating results and financial condition could suffer.
Our business exposes us to potential product liability claims that are inherent in the design, manufacture and sales of our products. Product failures, including those that arise from the failure to meet product specifications, misuse or malfunction, or design flaws, or the use of our products with components or systems not manufactured or sold by us could result in product liability claims or a recall. Many of our products are components and function in interaction with our customers’ medical devices. For example, our batteries are produced to meet electrical performance, longevity and other specifications, but the actual performance of those products is dependent on how they are utilized as part of our customers’ devices over the lifetime of their products. Product performance and device interaction from time to time have been, and may in the future be, different than expected for a number of reasons. Consequently, it is possible that customers may experience problems with their medical devices that could require device recall or other corrective action, where our batteries met the specification at delivery, and for reasons that are not related primarily or at all to any failure by our product to perform in accordance with specifications. It is possible that our customers (or end-users) may in the future assert that our products caused or contributed to device failure. Even if these assertions do not lead to product liability or contract claims, they could harm our reputation and our customer relationships.
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
We rely on a combination of patents, licenses, trade secrets and know-how to establish and protect our rights to our technologies and products. As of January 1, 2016, we have 1,209 active patents filed. However, the steps we have taken and will take in the future to protect the intellectual property rights to our technologies and products may not be adequate to deter misappropriation of our intellectual property. In addition to seeking formal patent protection whenever possible, we attempt to protect our proprietary rights and trade secrets by entering into confidentiality and non-compete agreements with employees, consultants and third parties with which we do business. However, these agreements may be breached and, if breached, there may be no adequate remedy available to us and we may be unable to prevent the unauthorized disclosure or use of our technical knowledge, practices and/or procedures. If our trade secrets become known, we may lose our competitive advantages. Additionally, as patents and other intellectual property protection expire we may lose our competitive advantage.
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
In producing our products, third parties may claim that we are infringing on their intellectual property rights, and we may be found to have infringed on those intellectual property rights. We may be unaware of intellectual property rights of others that may be used in our technology and products. In addition, third parties may claim that our patents have been improperly granted and may seek to invalidate our existing or future patents. If any claim for invalidation prevailed, third parties may manufacture and sell products that compete with our products and our revenues from any related license agreements would decrease accordingly. We also typically do not receive significant indemnification from parties that license technology to us against third party claims of intellectual property infringement.
Any litigation or other challenges regarding our patents or other intellectual property could be costly and time consuming and could divert the attention of our management and key personnel from our business operations. The complexity of the technology involved in producing our products, and the uncertainty of intellectual property litigation increases these risks. Claims of intellectual property infringement may also require us to enter into costly royalty or license agreements. However, we may not be able to obtain royalty or license agreements on terms acceptable to us, or at all. We also may be made subject to significant damages or injunctions against development and sale of our products.
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
We monitor the markets in which we compete and assess opportunities to better align expenses with revenues, while preserving our ability to make needed investments in research and development projects, capital and our people that we believe are critical to our long-term success. Our success will depend in large part upon our ability to attract, train, retain and motivate highly skilled employees. There is currently aggressive competition for employees who have experience in technology and engineering. We compete intensely with other companies to recruit and hire from this limited pool. The industries in which we compete for employees are characterized by high levels of employee attrition. Although we believe we offer competitive salaries and benefits, we may have to increase spending in order to attract, train and retain qualified personnel.
We are dependent upon our senior management team and key technical personnel and the loss of any of them could significantly harm us.
Our future performance depends to a significant degree upon the continued contributions of our senior management team and key technical personnel. Our products are highly technical in nature. In general, only highly qualified and trained scientists have the necessary skills to develop our products. The loss or unavailability to us of any member of our senior management team or a key technical employee could significantly harm us. We face intense competition for these professionals from our competitors, customers and companies operating in our industry. To the extent that the services of members of our senior management team and key technical personnel would be unavailable to us for any reason, we would be required to hire other personnel to manage and operate our Company and to develop our products and technology, which could negatively impact our business. We may not be able to locate or employ these qualified personnel on acceptable terms.

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
Successful integration of Lake Region Medical and anticipated benefits of the Lake Region Medical acquisition cannot be assured and integration matters could divert attention of management away from operations. The Lake Region Medical acquisition could have an adverse effect on our business relationships.
There can be no assurance that Lake Region Medical will be able to maintain and grow its business and operations. In addition, the market segments in which Lake Region Medical operates may experience declines in customer demand and/or the entrance of new competitors. Customers, suppliers and other third parties with business relationships with us or Lake Region Medical may decide not to renew or may decide to seek to terminate, change or renegotiate their relationships with us and/or Lake Region Medical as a result of the Lake Region Medical acquisition, whether pursuant to the terms of their existing agreements with us, Lake Region Medical or otherwise.
Our ability to realize the anticipated benefits of the Lake Region Medical acquisition will depend, to a large extent, on our ability to integrate the legacy businesses. Integrating and coordinating aspects of the operations and personnel of Lake Region Medical with ours involves complex operational, technological and personnel-related challenges. This process is time-consuming and expensive, disrupts the businesses of both companies and may not result in the full benefits expected by us, including cost synergies expected to arise from supply chain efficiencies and overlapping general and administrative functions.
The potential difficulties, and resulting costs and delays, include:

•	managing a larger combined company;

•	consolidating corporate and administrative infrastructures;

•	issues in integrating manufacturing, warehouse and distribution facilities, research and development and sales forces;

•	difficulties attracting and retaining key personnel;

•	loss of customers and suppliers and inability to attract new customers and suppliers;

•	unanticipated issues in integrating information technology, communications and other systems;

•	incompatibility of purchasing, logistics, marketing, administration and other systems and processes; and

•	unforeseen and unexpected liabilities related to the acquisition or Lake Region Medical’s business.
Additionally, the integration of our and Lake Region Medical’s operations, products and personnel may place a significant burden on management and other internal resources. The attention of our management may be directed towards integration considerations and may be diverted from our day-to-day business operations, and matters related to the integration may require commitments of time and resources that could otherwise have been devoted to other opportunities that might have been beneficial to us and our business. The diversion of management’s attention, and any difficulties encountered in the transition and integration process, could harm our business, financial condition and operating results.
Even if our businesses are successfully integrated, we may not realize the full benefits of the Lake Region Medical acquisition, including anticipated synergies, cost savings or growth opportunities, within the expected timeframe or at all. In addition, we expect to incur significant integration and restructuring expenses to realize synergies. However, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. These expenses could, particularly in the near term, exceed the savings that we expect to achieve from elimination of duplicative expenses and the realization of economies of scale and cost savings. Although we expect that the realization of efficiencies related to the integration of the businesses may offset incremental transaction, acquisition-related and restructuring costs over time, we cannot give any assurance that this net benefit will be achieved in the near term, or at all.
Any of the matters described above could adversely affect our business or harm our financial condition, results of operations or business prospects.
We incurred substantial additional indebtedness in connection with the Lake Region Medical acquisition and may not be able to meet all of our debt obligations.
We incurred substantial additional indebtedness in connection with the Lake Region Medical acquisition. At January 1, 2016, our total indebtedness was $1.7 billion as compared to $187 million at January 2, 2015. We funded the cash portion of the Lake Region Medical acquisition consideration, the pay-off of certain outstanding indebtedness of ours and of Lake Region Medical and the payment of transaction-related expenses through a combination of available cash-on-hand and proceeds from debt financings, which financings consisted of the issuance of $360 million of 9.125% senior notes due 2023 and borrowings of $1.4 billion under our Senior Secured Credit Facility. As of January 1, 2016, our debt service obligations, comprised of principal and interest, during the following 12 months are estimated to be approximately $130 million. As a result of the increase in our outstanding indebtedness, demands on our cash resources have increased. The increased amount of outstanding indebtedness could, among other things:

•
require us to dedicate a large portion of our cash flow from operations to the servicing and repayment of our outstanding indebtedness, thereby reducing funds available for working capital, capital expenditures, research and development expenditures and other general corporate requirements;

•	limit our ability to obtain additional financing to fund future working capital, capital expenditures, research and development expenditures and other general corporate requirements in the future;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	restrict our ability to make strategic acquisitions or dispositions or to exploit business opportunities;

•	place us at a competitive disadvantage compared to our competitors that have less outstanding indebtedness; and

•	adversely affect the market price of our common stock.
We incurred substantial expenses related to the acquisition of Lake Region Medical and expect to continue to incur substantial expenses related to its integration.
We have incurred substantial expenses in connection with the acquisition of Lake Region Medical and expect to continue to incur substantial expenses in connection with its integration. Specifically, we incurred approximately $32 million of transaction and integration costs related to the acquisition of Lake Region Medical during 2015. In addition, we have estimated the amount of investment necessary to achieve the projected annual pre-tax operating synergies from the acquisition of Lake Region Medical (which synergies are projected to be $25 million in 2016 and increase to at least $60 million in 2018), to be $69 million, which consists of $22 million in capital expenditures and $47 million of operating expenses, during the three-year period after the completion of the acquisition. However, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. These expenses could, particularly in the near term, exceed the savings that we expect to achieve from elimination of duplicative expenses and the realization of economies of scale and cost savings. Although we expect that the realization of efficiencies related to the integration of Lake Region Medical’s business will offset incremental transaction, acquisition-related and restructuring costs over time, this net benefit may not be achieved in the near term, or at all.
If we are not successful in making acquisitions to expand and develop our business, our operating results may suffer.
One facet of our growth strategy is to make acquisitions that complement our core competencies in technology and manufacturing to enable us to manufacture and sell additional products to our existing customers and to expand our business into related markets. Our continued growth may depend on our ability to identify and acquire companies that complement or enhance our business on acceptable terms. We may not be able to identify or complete future acquisitions. In addition, even if we are able to identify future acquisitions, we may not be able to effect such acquisitions under the terms of the indenture governing our 9.125% senior notes due 2023 or our Senior Secured Credit Facility. Some of the risks that we may encounter include expenses associated with and difficulties in identifying potential targets, the costs associated with unsuccessful acquisitions, and higher prices for acquired companies because of competition for attractive acquisition targets.
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
In connection with the completion of the Lake Region Medical acquisition, we are beginning to apply our Sarbanes-Oxley procedures regarding internal controls over financial reporting with respect to Lake Region Medical. This process will require a significant amount of time from our management and other personnel and will require us to expend a significant amount of financial resources, which is likely to increase our compliance costs. We will be required to assess Lake Region Medical’s internal controls over financial reporting at the end of 2016.
The Spin-off of Nuvectra may not be completed in accordance with the expected plans or anticipated timeline and, if completed, may not achieve the intended results.

On July 30, 2015, Greatbatch announced the Spin-off of a portion of its QiG reporting segment through a tax-free distribution of Nuvectra to the stockholders of Greatbatch on a pro rata basis. In February 2016, the Board of Directors of Greatbatch approved the Spin-off with a distribution ratio whereby Greatbatch stockholders will receive one share of Nuvectra common stock for every three shares of Greatbatch common stock held. The Spin-off is expected to be completed in March 2016, however, we could be delayed or prevented from completing the Spin-off, or be forced to complete it on terms or conditions that are less favorable or different than currently expected, for a variety of reasons, including unanticipated developments, such as uncertainty of the financial markets, or other legal or regulatory developments. Therefore, we cannot assure you that we will be able to complete the Spin-off under the expected plans or anticipated timeline, if at all. Even if the Spin-off is completed, we may not be able to realize some or all of the anticipated benefits from the Spin-off.  Moreover, following the completion of the Spin-off, the combined value of the common stock of the two publicly-traded companies may not be equal to or greater than what the value of the Greatbatch common stock would have been had the Spin-off not occurred. In addition, we have spent, and, prior to completion of the Spin-off, we expect to continue to spend substantial time, money and effort on completing the Spin-off, without any assurance that it will be completed. Our investments in the Spin-off, in terms of financial and management resources, may limit our ability to pursue other business opportunities and distract us from operating our businesses as currently conducted.
Interruptions of our manufacturing operations could delay production and affect our operations.
Our products are designed and manufactured in facilities located around the world. In most cases, the manufacturing of specific product lines is concentrated in one or a few locations. Our business involves complex manufacturing processes and hazardous materials that can be dangerous to our employees. Although we employ safety procedures in the design and operation of our facilities, there is a risk that an accident or death could occur. Any accident, such as a chemical spill or fire, could result in significant manufacturing delays or claims for damages resulting from injuries, which would harm our operations and financial condition. The potential liability resulting from any such accident or death, to the extent not covered by insurance, could harm our financial condition or operating results. Any disruption of operations at any of our facilities, and in particular our larger facilities, could result in production delays, which could affect our operations and harm our business.
Our international sales and operations are subject to a variety of market and financial risks and costs that could affect our profitability and operating results.
Our sales outside the U.S., which accounted for 50% of sales for 2015, and our operations in Europe, Asia, and Central and South America are and will continue to be subject to a number of risks and potential costs, including:

•	changes in foreign economic conditions and/or regulatory requirements;

•	local product preferences and product requirements;

•	outstanding accounts receivables that take longer to collect than is typical in the U.S.;

•	difficulties in enforcing agreements through foreign legal systems;

•	less protection of intellectual property in some countries outside of the U.S.;

•	trade protection measures and import and export licensing requirements;

•	work force instability;

•	political and economic instability; and

•	complex tax and cash management issues.
We earn revenue and incur expenses related to our foreign sales and operations that are denominated in a foreign currency. Historically, foreign currency fluctuations have not had a material effect on our net financial results. However, fluctuations in foreign currency exchange rates could have a significant negative impact on our financial results in the future.

Economic and credit market uncertainty could interrupt our access to capital markets, borrowings, or financial transactions to hedge certain risks, which could adversely affect our financial condition.
To date, we have been able to access debt and equity financing that has allowed us to complete acquisitions, make investments in growth opportunities and fund working capital requirements. In addition, we enter into financial transactions to hedge certain risks, including foreign exchange and interest rate risk. Our continued access to capital markets, the stability of our lenders under our Senior Secured Credit Facility and their willingness to support our needs, and the stability of the parties to our financial transactions that hedge risks are essential for us to meet our current and long-term obligations, fund operations, and fund our strategic initiatives. An interruption in our access to external financing or financial transactions to hedge risk could affect our business prospects and financial condition.
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
In response to perceived increases in healthcare costs in recent years, there have been and continue to be proposals by the Obama administration, members of Congress, state governments, regulators and third-party payors to control these costs and, more generally, to reform the U.S. healthcare system. Health Care Reform imposes significant new taxes on medical device manufacturers. In 2015, the medical device tax increased our cost of sales by $0.6 million. Beginning on January 1, 2016, the medical device excise tax will be suspended through December 31, 2017, but if this suspension is not continued or made permanent thereafter, the medical device excise tax will be automatically reinstated starting on January 1, 2018 and would result in a significant increase in the tax burden on our industry and which could have a material negative impact on our financial condition, results of operations and our cash flows. Other elements of Health Care Reform such as comparative effectiveness research, an independent payment advisory board, payment system reforms including shared savings pilots and other provisions could meaningfully change the way healthcare is developed and delivered, and may materially adversely impact numerous aspects of our business, results of operations and financial condition.
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
Our profitability and international operations are, and will continue to be, subject to risks relating to changes in foreign legal and regulatory requirements. In addition, our international operations are governed by various U.S. laws and regulations, including the Foreign Corrupt Practices Act (“FCPA”) and other similar laws that prohibit us and our business partners from making improper payments or offers of payment to foreign governments and their officials and political parties for the purpose of obtaining or retaining business. Any alleged or actual violations of these regulations may subject us to government scrutiny, severe criminal or civil sanctions and other liabilities and could negatively affect our business, reputation, operating results, and financial condition.
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
Sales of our products into the energy market depends upon the condition of the oil and gas industry. Currently, oil and natural gas prices have been subject to significant fluctuation and the oil and gas exploration and production industry has historically been cyclical, and it is likely that oil and natural gas prices will continue to fluctuate in the future. The current and anticipated prices of oil and natural gas influence the oil and gas exploration and production business and are affected by a variety of political and economic factors, including worldwide demand for oil and natural gas, worldwide and domestic supplies of oil and natural gas, the ability of the Organization of Petroleum Exporting Countries (“OPEC”) to set and maintain production levels and pricing, the level of production of non-OPEC countries, the price and availability of alternative fuels, political stability in oil producing regions and the policies of the various governments regarding exploration and development of their oil and natural gas reserves. A change in the oil and gas exploration and production industry or a reduction in the exploration and production expenditures of oil and gas companies, such as has occurred during 2015, could cause our energy market revenues to decline.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Our principal executive office and headquarters is located in Frisco, Texas, in a leased facility. As of January 1, 2016, we operated 35 facilities in the U.S., 7 in Europe, 4 in Central and South America, and 2 in Asia. Of this amount, 33 were leased and 15 were owned. We occupy over 2.5 million square feet of manufacturing and research, development, and engineering space worldwide. We believe the facilities we operate and their equipment are effectively utilized, well maintained, generally are in good condition, and will be able to accommodate our capacity needs to meet current levels of demand. We continuously review our anticipated requirements for facilities and, on the basis of that review, may from time to time acquire additional facilities and/or dispose of existing facilities. The acquisition of Lake Region Medical has significantly expanded our global manufacturing footprint. This increased scope and scale presents a tremendous opportunity to rationalize our manufacturing footprint across both the legacy Greatbatch and legacy Lake Region Medical facilities to achieve our cost savings and synergies.

ITEM 3.	LEGAL PROCEEDINGS
In April 2013, the Company commenced an action against AVX Corporation and AVX Filters Corporation (collectively “AVX”) alleging that AVX had infringed the Company’s patents by manufacturing and selling filtered feedthrough assemblies used in implantable pacemakers and cardioverter defibrillators that incorporate the Company’s patented technology. On January 26, 2016, a jury in the United States District Court for the District of Delaware returned a verdict finding that AVX infringed two Greatbatch patents and awarded Greatbatch $37.5 million in damages. The finding is subject to post-trial proceedings, including a possible appeal by AVX.
In January 2015, Lake Region Medical was notified by the New Jersey Department of Environmental Protection (“NJDEP”) of the NJDEP’s intent to revoke a no further action determination made by the NJDEP in favor of Lake Region Medical in 2002 pertaining to a property on which a subsidiary of Lake Region Medical operated a manufacturing facility in South Plainfield, New Jersey beginning in 1971. Lake Region Medical sold the property in 2004 and vacated the facility in 2007. We are cooperating with the NJDEP and believe the NJDEP’s notice of intent to revoke is unwarranted. In December 2014, the current owner of the property commenced litigation against Lake Region Medical, one of its executive officers and other unrelated third parties, alleging that the defendants caused or contributed to alleged groundwater contamination beneath the property. The Company believes these allegations are without merit.
We are party to various other legal actions arising in the normal course of business. A description of pending legal actions against the Company is set forth in Note 15 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements contained in Item 8 of this report. Other than as discussed in Note 15, we do not believe that the ultimate resolution of any pending legal actions will have a material effect on our consolidated results of operations, financial position or cash flows. However, litigation is subject to inherent uncertainties and there can be no assurance that any pending legal action, which we currently believe to be immaterial, does not become material in the future.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “GB.” The following table sets forth information on the prices of our common stock as reported by the NYSE:

	High	Low	Close
2014
First Quarter	$47.78	$40.02	$44.85
Second Quarter	50.65	43.65	49.58
Third Quarter	51.64	42.23	43.56
Fourth Quarter	50.69	43.42	48.66
2015
First Quarter	$58.18	$47.36	$56.72
Second Quarter	56.86	50.57	53.50
Third Quarter	63.19	47.85	58.43
Fourth Quarter	61.06	49.00	52.50
As of March 1, 2016, there were approximately 168 record holders of the Company’s common stock. The Company stock account within our 401(k) plan is considered one record holder for the purposes of this calculation. We have not paid cash dividends and currently intend to retain any earnings to further develop and grow our business.

PERFORMANCE GRAPH
The following graph compares, for the five year period ended January 1, 2016, the cumulative total stockholder return for Greatbatch, Inc., the S&P SmallCap 600 Index, and the Hemscott Peer Group Index. The Hemscott Peer Group Index includes approximately 133 comparable companies included in the Hemscott Industry Group 520 Medical Instruments & Supplies and 521 Medical Appliances & Equipment. The graph assumes that $100 was invested on December 31, 2010 and assumes reinvestment of dividends. The stock price performance shown on the following graph is not necessarily indicative of future price performance.

Company/Index	12/31/2010	12/30/2011	12/28/2012	1/3/2014	1/2/2015	1/1/2016

Greatbatch, Inc.	$100.00	$91.51	$94.78	$181.37	$201.49	$217.39
S&P Smallcap 600	100.00	101.02	117.51	166.05	175.61	172.14
Hemscott Peer Group Index	100.00	103.76	119.22	156.42	187.48	200.34

ITEM 6.	SELECTED FINANCIAL DATA
The following table provides selected financial data for the periods indicated. You should read this data along with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 “Financial Statements and Supplementary Data” appearing elsewhere in this report. The consolidated statement of operations data and the consolidated balance sheet data for the fiscal years indicated have been derived from our consolidated financial statements and related notes (in thousands, except per share amounts):

	Years Ended
	Jan. 1 2016 (1)(2)	Jan. 2 2015 (1) (2)	Jan. 3, 2014 (1)	Dec. 28, 2012 (1)(2)	Dec. 30, 2011 (1)(2)
Statement of Operations Data:
Sales	$800,414	$687,787	$663,945	$646,177	$568,822
Net income (loss)	(7,594)	55,458	36,267	(4,799)	33,122
Earnings (loss) per share
Basic	$(0.29)	$2.23	$1.51	$(0.20)	$1.42
Diluted	(0.29)	2.14	1.43	(0.20)	1.40
Balance Sheet Data:
Working capital	$360,764	$242,022	$190,731	$176,376	$170,907
Total assets(3)	2,982,136	955,122	889,629	889,611	880,502
Long-term obligations(3)	1,917,671	233,099	255,772	316,994	319,170

(1)
From 2011 to 2015, we recorded material charges in Other Operating Expenses, Net, primarily related to our cost savings and consolidation initiatives and our acquisitions. Additional information is set forth in Note 13 “Other Operating Expenses, Net” of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

(2)
On October 27, 2015, August 12, 2014, February 16, 2012, and December 15, 2011, we acquired Lake Region Medical Holdings, Inc., Centro de Construcción de Cardioestimuladores del Uruguay, NeuroNexus Technologies, Inc., and Micro Power Electronics, Inc., respectively. This data includes the results of operations of these companies subsequent to their acquisition. Additional information is set forth in Note 2 “Acquisitions” of the Notes to Consolidated Financial Statements contained in Item 8 of this report. Additionally, in connection with our acquisition of Lake Region Medical we issued approximately $1.8 billion of long-term debt. Additional information is set forth in Note 9 “Debt” of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

(3)
In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” This ASU requires that debt issuance costs be presented as a direct reduction to the carrying amount of the related debt in the balance sheet rather than as a deferred charge, consistent with the presentation of discounts on debt. ASU 2015-15, “Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs associated with Line-of-Credit Arrangements,” was issued in August 2015 to clarify that the U.S. Securities and Exchange Commission staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.

As permitted, during the fourth quarter of 2015, we elected to early adopt these ASUs and elected to retrospectively apply this guidance. As a result, the Company has reclassified all deferred debt issuance costs associated with our term-debt from Other Assets to Long-Term Debt in the Consolidated Balance Sheets. Additional information is set forth in Note 1 “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
YOU SHOULD READ THE FOLLOWING DISCUSSION AND ANALYSIS OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED IN PART II, ITEM 8 “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” OF THIS REPORT.
Our Business

•	Our business

•	Our acquisitions

•	Our customers

•	Use of non-GAAP financial information

•	CEO view

•	Strategic and financial overview

•	Cost savings and consolidation efforts

•	Product development

•	Government regulation
Our Critical Accounting Estimates

•	Business acquisitions and intangible assets

•	Stock-based compensation

•	Inventories

•	Tangible long-lived assets

•	Provision for income taxes
Our Financial Results

•	Fiscal 2015 compared with fiscal 2014

•	Fiscal 2014 compared with fiscal 2013

•	Liquidity and capital resources

•	Off-balance sheet arrangements

•	Litigation

•	Contractual obligations

•	Inflation

•	Impact of recently issued accounting standards
Our Business
In the fourth quarter of 2015, we acquired all of the outstanding common stock of Lake Region Medical Holdings, Inc. (“Lake Region Medical”). As a result, we now have three reportable segments: Greatbatch Medical, QiG Group (“QiG”), and Lake Region Medical. In February 2016, we announced that our Board of Directors has approved the spin-off of a portion of our QiG segment (the “Spin-off”). The Spin-off is expected to be completed in March 2016. As a result of the Lake Region Medical acquisition and the pending Spin-off, we are reevaluating our operating and reporting segments, which is expected to be finalized in 2016 once our corporate and management reporting structure realignment is completed. Additional information is set forth in Note 19 “Business Segment, Geographic and Concentration Risk Information” of the Notes to Consolidated Financial Statements contained in Item 8 of this report.
Simultaneous with the close of the Lake Region Medical acquisition, we also announced our intention to rename the combined entity Integer Holdings Corporation (“Integer”). Integer is defined as complete, whole, and comprehensive, and represents the joining of Greatbatch and Lake Region Medical as well as the combined company’s product and service offerings provided to customers. The new name is subject to Greatbatch stockholder approval at our May 2016 annual meeting.
Greatbatch Medical designs and manufactures products where we either own the intellectual property or have unique manufacturing and assembly expertise. These products include medical devices and components for the cardiac, neuromodulation, orthopaedics, portable medical, vascular and energy markets among others. The Greatbatch Medical segment also offers value-added assembly and design engineering services for medical devices that utilize its component products.
The QiG segment focuses on the design and development of medical device systems and components. QiG is in the process of developing applications for its neurostimulation technology platform for emerging indications such as spinal cord stimulation (“SCS”), sacral nerve stimulation (“SNS”), and deep brain stimulation (“DBS”), among others. QiG’s Algostim, LLC

(“Algostim”) subsidiary is focused on the development and commercialization of its Algovita SCS system (“Algovita”), the first application of its neurostimulation technology platform, which received PMA approval in the fourth quarter of 2015. QiG’s PelviStim LLC (“PelviStim”) subsidiary is focused on the commercialization of QiG’s neurostimulation technology platform for SNS. The QiG segment also includes NeuroNexus Technologies, Inc. (“NeuroNexus”), and Centro de Construcción de Cardioestimuladores del Uruguay (“CCC”). The Spin-off is expected to consist of QiG Group LLC and its subsidiaries Algostim, PelviStim and NeuroNexus. The operations of CCC and certain other existing QiG research and development capabilities will be retained and not included as part of the Spin-off.
QiG revenue includes sales of neural interface technology, components and systems to the neuroscience and clinical markets from NeuroNexus, a limited release of Algovita in Europe, and CCC sales of various medical device products such as implantable pulse generators, programmer systems, battery chargers, patient wands and leads to medical device companies. Once the medical devices developed by CCC reach significant production levels, the responsibility for manufacturing these products may be transferred to Greatbatch Medical. After the pending Spin-off is completed, our design and development of complete medical device systems will be completed by our combined teams in Greatbatch Medical, Lake Region Medical, and CCC.
Lake Region Medical has operated as a segment for Greatbatch since it was acquired during the fourth quarter of 2015. This segment specializes in the design, development, and manufacturing of products across the medical component and device spectrum, primarily serving the cardio, vascular and advanced surgical markets. Lake Region Medical offers fully integrated outsourced manufacturing, regulatory and engineering services, contract manufacturing, finished device assembly services, original device development, and supply chain management to its customers, who are located worldwide. This segment is dedicated to providing our customers with reliable, high-quality, cost-efficient, integrated outsourced solutions in the medical device space.
Our Acquisitions
On October 27, 2015, we acquired all of the outstanding common stock of Lake Region Medical, headquartered in Wilmington, MA. Lake Region Medical is a manufacturer of interventional and diagnostic wire-formed medical devices and components specializing in minimally invasive devices for cardiovascular, endovascular, and neurovascular applications. This acquisition has added scale and diversification to enhance customer access and experience by providing a comprehensive portfolio of technologies. The operating results of Lake Region Medical were included in our Lake Region Medical segment from the date of acquisition. The aggregate purchase price of Lake Region Medical including debt assumed was $1.77 billion, which was funded primarily through a new senior secured credit facility and the issuance of senior notes. Total assets acquired from Lake Region Medical were $2.1 billion. Total liabilities assumed from Lake Region Medical were $1.3 billion. For 2015, Lake Region Medical added approximately $138.6 million to our revenue and increased our net loss by $17.4 million.
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
Going forward, we will continue to evaluate certain acquisition opportunities to either enhance our top and bottom line growth trajectory, and/or expand our pipeline technologies. Our strategic criteria for these acquisitions is that they should drive expansion in our core markets, allow us to enter adjacent growth markets, are focused on proprietary technology, can be tightly integrated into our operating base, and will enhance our return on invested capital.
Our Customers
Our products are designed to provide reliable, long-lasting solutions that meet the evolving requirements and needs of our customers. The nature and extent of our selling relationships with each customer are different in terms of breadth of products purchased, purchased product volumes, length of contractual commitment, ordering patterns, inventory management, and selling prices.
Our Greatbatch Medical and Lake Region Medical customers include large multi-national original equipment manufacturers (“OEMs”) and their subsidiaries such as Abbott Labs, Biotronik, Boehringer Ingelheim, Boston Scientific, Cyberonics, Halliburton Company, Johnson & Johnson, Medtronic, Nevro Corp., Philips Healthcare, Smith & Nephew, Sorin Group, St. Jude Medical, Stryker, and Zimmer Biomet. During 2015, Biotronik, Johnson & Johnson, Medtronic, and St. Jude Medical collectively accounted for 52% of our total sales.

QiG customers include numerous scientists, hospitals, and universities throughout the world who perform research for the neuroscience and clinical markets and a limited distributor in Europe. Additionally, CCC’s customers include various research companies and institutes and early stage medical device companies.
Use of Non-GAAP Financial Information
In addition to our results reported in accordance with generally accepted accounting principles (“GAAP”), we provide adjusted net income, adjusted earnings per diluted share, earnings before interest taxes depreciation and amortization (“EBITDA”), adjusted EBITDA and organic constant currency sales growth rates. Adjusted net income and adjusted earnings per diluted share consist of GAAP amounts adjusted for the following to the extent occurring during the period: (i) acquisition-related charges, (ii) amortization of intangible assets (iii) facility consolidation, optimization, manufacturing transfer and system integration charges, (iv) asset write-down and disposition charges, (v) charges in connection with corporate realignments or a reduction in force, (vi) certain litigation expenses, charges and gains, (vii) unusual or infrequently occurring items, (viii) gain/loss on cost and equity method investments, (ix) for 2013, design verification testing (“DVT”) expenses in connection with developing our neuromodulation platform; (x) the income tax (benefit) related to these adjustments and (xi) certain tax items related to the Federal research and development tax credit which are outside the normal benefit received for the period. Adjusted earnings per diluted share are calculated by dividing adjusted net income by diluted weighted average shares outstanding. Adjusted EBITDA consists of GAAP net income (loss) plus (i) the same adjustments as listed above except for items (x), and (xi), (ii) GAAP stock-based compensation, interest expense, and depreciation, (iii) GAAP provision (benefit) for income taxes and (iv) cash gains received from cost and equity method investments. To calculate organic constant currency sales growth rates, which exclude the impact of changes in foreign currency exchange rates, as well as the impact of any acquisitions or divestitures of product lines on sales growth rates, we convert current period sales from local currency to U.S. dollars using the previous periods’ foreign currency exchange rates and exclude the amount of sales acquired/divested during the period from the current/previous period amounts, respectively. We believe that the presentation of adjusted net income, adjusted diluted earnings per share, EBITDA, adjusted EBITDA and organic constant currency sales growth rates provides important supplemental information to management and investors seeking to understand the financial and business trends relating to our financial condition and results of operations.
CEO View
2015 marked the completion of three major strategic initiatives for the Company. First, we received PMA approval from the FDA for our Algovita SCS system. This is the first ever PMA device developed at Greatbatch, demonstrating our extensive capabilities in bringing critical medical device technology to the market addressing the needs of patients worldwide. The FDA approval of the Algovita device will facilitate the pending spin-off of Nuvectra, which is targeted for completion in March, 2016. Second, we completed the integration of CCC Medical Devices, which has provided a considerable return since being acquired. Third, we closed on the acquisition of Lake Region Medical on October 27. The deal significantly expands our capabilities in the Cardiac, Vascular and Orthopaedic markets and also extends our reach into the Advanced Surgical market with a portfolio of minimally invasive devices used in laparoscopic and drug delivery applications. Completing the Lake Region acquisition marked the achievement of a key strategic milestone. The combination of the two companies under the new Integer brand establishes the Company as the premier global Medical Device Outsource partner, with the scale and breadth of capabilities to meet the demands of our customers and the patients they serve. Our primary focus in 2016 will be to integrate our cultures and operations into one single integrated entity. Thus far the merger of the two organizations has gone extremely well and we are confident that we will be able to leverage the combined expertise to accelerate our growth over the long term.
Strategic and Financial Overview
The overriding long-term strategic objectives that we have been operating under are centered around four strategic imperatives: 1) Organic Growth; 2) Margin Expansion; 3) Medical Device Systems; and 4) Targeted Acquisitions.
Organic Growth – One of our overriding long-term strategic objectives is to profitably grow our company organically. Fiscal year 2015 sales of $800.4 million increased 16% in comparison to the prior year period. 2015 revenue includes two months of operations from Lake Region Medical, which added $138.6 million to sales. Additionally, sales for the year were impacted by foreign currency exchange rate fluctuations, which reduced sales by approximately $14.5 million compared to the prior year. On an organic constant currency basis, 2015 sales decreased 2% over the prior year primarily due to a decline in Electrochem sales caused by the slowdown in the energy markets. Despite this decline in legacy Greatbatch sales, we were able to improve our adjusted diluted EPS by 1% through lower performance-based compensation as well as on-going continuous improvement projects.
Fiscal year 2014 sales of $687.8 million represented a 4% increase over 2013. After adjusting for the $5.8 million of revenue added from our acquisition of CCC in August 2014, as well as the $1 million positive impact of foreign currency exchange rates, sales increased 3% in 2014 due to double digit organic constant currency growth from our orthopaedic (12%) and vascular (22%) product lines due to increased sales force productivity, marketing efforts, and market growth. Partially offsetting these increases were declines in our portable medical and cardiac/neuromodulation product lines due to our strategic shift in 2013 to refocus our portable medical product line offerings to products that have higher profitability, and the impact of several customer inventory reduction initiatives and the end of life impact of legacy products in our cardiac product line. Similar to our revenue growth, our adjusted diluted EPS grew 16% from 2013 to 2014 due to our increased sales and operational leverage.
Going forward, growth in our cardiac/neuromodulation product line will continue to be negatively impacted by the end of life on legacy products, as well as continued pressure from our customer’s diversification and cost reduction initiatives. We also expect our Electrochem product line will continue to be negatively impacted by the downturn in the energy markets through the end of 2016.
Margin Expansion – We have a longstanding history of operational excellence, which is one of our core competencies. This, when combined with our medical device systems and our organic sales growth strategies, is expected to continue to drive both gross and operating margin expansion.
This strategic imperative was evident in our 2015 and 2014 results as our gross profit as a percentage of sales (“Gross Margin”), excluding the impact of the Lake Region Medical acquisition, increased 90 basis points and 60 basis points, respectively. The 2015 increase was primarily due to lower performance-based compensation as well as on-going continuous improvement projects. Our 2014 Gross Margin expansion primarily resulted from our operational leverage, due to higher sales volumes, and our various productivity initiatives.
Excluding the impact of the Lake Region Medical acquisition ($12.6 million), the full year impact of CCC Medical Devices ($2.2 million), as well as higher legal fees in connection with intellectual property (“IP”) related litigation ($1.9 million) selling, general and administrative expenses (“SG&A”) for 2015 decreased $4.8 million. This decrease was primarily driven by lower performance-based compensation ($4.1 million), as well as cost savings from our various consolidation initiatives. For 2014, SG&A expenses increased 3% compared to 2013 due to our increased investment in sales and marketing resources. Partially offsetting these increases were the cost savings generated as a result of our various cost savings and consolidation initiatives. See “Cost Savings and Consolidation Efforts” contained in this item for further details on these initiatives.
Excluding the impact of the Lake Region Medical acquisition, which added $1.8 million to research, development and engineering costs, net (“RD&E”), RD&E increased $1.4 million primarily due to lower customer cost reimbursements partially offset by lower performance-based compensation. For 2014, RD&E expenses decreased 8% compared to 2013 as a result of a lower level of design verification testing (“DVT”) costs incurred in connection with the development of our SCS system.
We invest substantial resources in integrating our acquisitions and streamlining our operations in order to drive organic growth and profitability. This strategy was evident during 2015 and 2014 as we announced several initiatives to invest in capacity and capabilities and consolidate our manufacturing footprint. As a result, other operating expenses, net (“OOE”) totaled $66.5 million, $15.3 million and $15.8 million for 2015, 2014 and 2013, respectively. OOE for 2015 also included $38.3 million of transaction, professional and consulting fees incurred in connection with the Lake Region Medical acquisition and the Spin-off. As we move forward, investing in our operations will continue to be critical to the success of our strategic imperative to drive margin expansion and attain the stated synergy goals in connection with the Lake Region Medical acquisition. See “Cost Savings and Consolidation Efforts” contained in this item for further details on these initiatives.
The net result of the above is that, GAAP and adjusted diluted earnings per share (“EPS”) for fiscal year 2015 were a loss of $0.29 and earnings of $2.90, respectively, compared to earnings of $2.14 and $2.86, respectively, for 2014 and earnings of $1.43 and $2.47 for 2013. The Company estimates that the Lake Region Medical acquisition was approximately 2% dilutive to 2015 adjusted diluted EPS, and that excluding this impact, adjusted diluted EPS would have increased approximately 3% in comparison to 2014.
Summary - In 2006 we launched our medical device strategy, and over the course of the next nine years we have transformed our Company from a $320 million primarily CRM components company to a $1.4 billion fully integrated medical device company. We acquired 10 companies over this period and successfully integrated these businesses into one unified company. With our proven track record of integrating organizations, we are confident that our new Integer leadership team, along with our 10,000 associates, have the drive and skill-set to advance our medical device strategy and create long term value for our shareholders.

A reconciliation of GAAP net income (loss) and diluted EPS to adjusted amounts is as follows (in thousands, except per share amounts):

	Year Ended
	January 1, 2016		January 2, 2015		January 3, 2014
	Net Income (Loss)	Per Diluted Share	Net Income	Per Diluted Share	Net Income	Per Diluted Share
Net income (loss) as reported	$(7,594)	$(0.29)	$55,458	$2.14	$36,267	$1.43
Adjustments:
Amortization of intangibles(a)(c)	12,273	0.45	9,637	0.37	9,105	0.36
Inventory step-up amortization (COS)(c)	15,605	0.57	195	0.01	—	—
IP related litigation (SG&A)(b)(c)	2,871	0.11	1,626	0.06	179	0.01
Medical device DVT expenses (RD&E)(c)(d)	—	—	—	—	3,765	0.15
Consolidation and optimization expenses (OOE)(c)(e)	21,158	0.77	6,567	0.25	10,602	0.42
Acquisition and integration expenses (income) (OOE)(c)(f)	25,885	0.95	61	—	(326)	(0.01)
Asset dispositions, severance and other (OOE)(c)(g)	5,099	0.19	3,463	0.13	997	0.04
Lake Region Medical transaction costs (interest expense)(c)(h)	6,151	0.23	—	—	—	—
(Gain) loss on cost and equity method investments, net (other income, net)(c)(i)	(2,177)	(0.08)	(2,841)	(0.11)	451	0.02
CSN conversion option discount and deferred fee acceleration amortization(c)	—	—	—	—	3,007	0.12
R&D Tax Credit(j)	—	—	—	—	(1,600)	(0.06)
Adjusted net income and diluted EPS(k)	$79,271	$2.90	$74,166	$2.86	$62,447	$2.47
Adjusted diluted weighted average shares(l)	27,304		25,975		25,323

(a)
Given our acquisition of Lake Region Medical in the fourth quarter of 2015 and in order to present our financial results in a form more comparable to other medical device companies and less acquisitive companies, we began excluding intangible asset amortization for purposes of calculating adjusted net income and adjusted diluted EPS. Prior period adjusted amounts have been recalculated to exclude intangible amortization for all periods presented.

(b)
In 2013, we filed suit against AVX Corporation alleging they were infringing on our intellectual property. Given the complexity and significant costs incurred pursuing this litigation, during the second quarter of 2015, we began excluding these litigation expenses from adjusted amounts. Total costs incurred in connection with this litigation in 2015 was $4.4 million pre-tax. This matter proceeded to trial during the first quarter of 2016 and a federal jury awarded Greatbatch $37.5 million in damages. Prior period adjusted amounts have been recalculated to exclude these costs for all periods presented.

(c)
Net of tax amounts computed using a 35% U.S., Mexico, and France statutory tax rate, a 25% Uruguay statutory tax rate, and a 12.5% Ireland statutory tax rate. Expenses that are not deductible for tax purposes (i.e. permanent tax differences) are added back at 100%.

(d)
As a result of our premarket approval (“PMA”) submission to the Food and Drug Administration (“FDA”) for Algovita in December 2013, we no longer exclude DVT costs associated with this system from adjusted operating income and adjusted diluted EPS.

(e)
During 2015 and 2014, we incurred costs primarily related to the transfer of our Beaverton, OR portable medical and Plymouth, MN vascular manufacturing operations to Tijuana, Mexico. Additionally, with the acquisition of Lake Region Medical, these costs now include expenses incurred in connection with the closure of Lake Region Medical’s Arvada, Colorado site and the consolidation of its two Galway, Ireland sites initiated by Lake Region Medical in 2014. During 2013, we incurred costs related to the rationalization of our orthopaedic footprint as well as in connection with our operating unit realignment.

(f)
During 2015, we incurred $33.1 million pre-tax in costs related to the acquisition of Lake Region Medical and the integration of CCC Medical Devices. During 2014, we incurred costs related to the integration of CCC Medical Devices. During 2013, we realized income related to the contingent consideration recorded in connection with the acquisition of NeuroNexus.

(g)
2015 costs primarily include $6.0 million pre-tax in legal and professional fees incurred in connection with the pending spin-off of Nuvectra. 2014 costs primarily include costs in connection with our business reorganization to realign our contract manufacturing operations.

(h)
We recorded $9.5 million pre-tax for 2015 in transaction costs (i.e. debt commitment fees, interest rate swap termination costs, debt extinguishment charges) in connection with our acquisition of Lake Region Medical.

(i)	Pre-tax amount is gain of $3.4 million for 2015, a gain of $4.4 million for 2014, and a loss of $0.7 million for 2013.

(j)
The 2015 Federal R&D tax credit was enacted during the fourth quarter of 2015 and the 2014 Federal R&D tax credit was enacted in the fourth quarter of 2014. Amounts assume that the tax credit was effective at the beginning of the year for 2015 and 2014. The 2013 and 2012 Federal R&D tax credit was enacted and recognized in 2013. The 2012 Federal R&D tax credit amount is excluded for adjusted diluted EPS purposes.

(k)	The per share data in this table have been rounded to the nearest $0.01 and therefore may not sum to the total.

(l)	Full year 2015 adjusted diluted weighted average shares includes 941,000 shares of dilution related to outstanding equity awards that were not dilutive for GAAP EPS purposes.
In connection with the Lake Region Medical acquisition, we incurred $1.8 billion of additional indebtedness. As of January 1, 2016, our debt service obligations, comprised of principal and interest, for 2016 are estimated to be approximately $130 million. As a result of this increase in our outstanding indebtedness, demands on our cash resources have increased significantly. Accordingly, during 2015 we began presenting EBITDA and adjusted EBITDA in our SEC reports in order to present a measure of our cash generation, which is important to holders of our public debt, and to be more consistent with how other medical device companies report results. These measures are generally consistent with how we calculate adjusted EBITDA for our debt covenant ratios.
A reconciliation of net income (loss) as reported to EBITDA and adjusted EBITDA is as follows (dollars in thousands):

	Year Ended
	January 1,	January 2,	January 3,
(dollars in thousands)	2016	2015	2014
Net income (loss) as reported	$(7,594)	$55,458	$36,267

Interest expense	33,513	4,252	11,261
Provision (benefit) for income taxes	(8,106)	21,121	12,571
Depreciation	27,136	23,320	22,799
Amortization	17,496	13,877	13,167
EBITDA	62,445	118,028	96,065

Inventory step-up amortization	22,986	260	—
IP related litigation	4,417	2,502	276
Stock-based compensation expense	9,287	12,893	12,965
Medical device DVT expenses	—	—	5,793
Consolidation and optimization expenses	26,393	11,188	14,758
Acquisition and integration expenses (income)	33,449	3	(502)
Asset dispositions, severance and other	6,622	4,106	1,534
Noncash (gain) loss on cost and equity method investments	275	(1,190)	694
Adjusted EBITDA	$165,874	$147,790	$131,583
Adjusted EBITDA as a % of sales	20.7%	21.5%	19.8%
The changes in adjusted EBITDA for fiscal year 2015 versus fiscal year 2014 and 2013 are the result of the same factors that drove the changes in adjusted diluted EPS as discussed above.
Medical Device Systems – In 2008, we began evolving our product offerings to include the development of complete medical device systems in order to raise the growth and profitability profile of our Company. This medical device systems strategy is being facilitated through QiG and leverages the component technology of Greatbatch Medical. More specifically, this strategy includes the development of a neuromodulation platform that can be used to support multiple devices. Algovita, the first application of QiG’s neurostimulation technology platform, is indicated for the treatment of chronic pain of the trunk and limbs.

Algovita received CE Mark approval during 2014 and PMA approval during the fourth quarter of 2015. QiG anticipates launching Algovita commercially in the United States during the first half of 2016. Net medical device costs incurred by QiG were $25.9 for 2015 compared to $23.3 million for 2014 and $30.5 million for 2013. Medical device costs for 2013 include $5.8 million of DVT costs incurred in connection with the development of Algovita. After the pending Spin-off is completed, our design and development of complete medical device systems will be completed by the combined teams in Greatbatch Medical, Lake Region Medical, and CCC.
Targeted Acquisitions – The results for 2015, 2014 and 2013 include the impact of our acquisition of Lake Region Medical in October 2015, CCC in August 2014, and NeuroNexus in February 2012. Going forward, we will continue to evaluate certain acquisition opportunities to either enhance our top and bottom line growth trajectory, and/or expand our pipeline technologies. Our strategic criteria for these acquisitions is that they should drive expansion in our core markets, allow us to enter adjacent growth markets, focus on proprietary technology, can be tightly integrated into our operating base, and enhance our return on invested capital.
Cost Savings and Consolidation Efforts
In 2015, 2014, and 2013, we recorded charges in OOE related to various cost savings and consolidation initiatives. These initiatives were undertaken to improve our operational efficiencies and profitability the most significant of which are as follows (dollars in millions):

Initiative	Expected Expense	Expected Capital	Expected Annual Cost Savings	Expected Completion Date
2014 investments in capacity and capabilities	$34 - $39	$25 - $28	> $20	2016
Orthopaedic facilities optimization	$45 - $48	$30 - $35	$10 - $15	2016
Legacy Lake Region Medical consolidations	$13 - $15	$4 - $5	$8 - $9	2016
See Note 13 “Other Operating Expenses, Net” of the Notes to Consolidated Financial Statements contained in Item 8 of this report for additional information about the timing, cash flow impact, and amount of future expenditures for these initiatives. We continually evaluate our operating structure in order to maximize efficiencies and drive margin expansion. In 2016, OOE is expected to be comparable to the 2015 levels primarily due to the integration and consolidation efforts in connection with the Lake Region Medical acquisition. We expect to achieve $25 million in annual savings for 2016 from the Lake Region Medical acquisition and have a long-term goal of at least $60 million in annual savings, which is expected to be achieved over the next three years.

Product Development
Greatbatch Medical and Lake Region Medical
Our core business is well positioned because our OEM customers leverage our portfolio of intellectual property, and we continue to build a healthy pipeline of diverse medical technology opportunities. The combination of Greatbatch and Lake Region Medical brings together two highly complementary organizations that can provide a new level of industry leading capabilities and services to OEM customers while building value for shareholders. Through this transformative deal, we are at the forefront of innovating technologies and products that help change the face of healthcare, providing our customers with a distinct advantage as they bring complete systems and solutions to market. In turn, our customers will be able to accelerate patient access to life enhancing therapies. The newly combined company will be able to offer a substantially more comprehensive portfolio for customers utilizing the best technologies, providing a single point of support, and driving optimal outcomes. Some of the more significant product development opportunities Greatbatch Medical and Lake Region Medical are pursuing are as follows:

Product Line	Product Development Opportunities
Advanced Surgical, Orthopaedics, and Portable Medical	Developing a portfolio of single use products and instruments for the orthopaedics market.
Developing a portfolio of wireless products for the portable medical and orthopaedic markets.

Cardio and Vascular	Developing a portfolio of catheter, wire-based, sensor and coating products for the cardio and vascular markets.

Cardiac/Neuromodulation	Developing next generation technology programs including Gen 2 QHR battery, next generation filtered feedthroughs, high voltage capacitors and vertically integrated lead solutions.

Electrochem	Developing power solutions to advance performance and reliability of battery packs in critical environments.
QiG
Through QiG, we can develop or assist our customers to develop complete medical devices. Algovita, our SCS system for the treatment of chronic pain of the trunk and limbs, is the first application of QiG’s neurostimulation technology platform that was designed to target unmet clinical needs with a focus on safety and product differentiation for all user groups. This product received CE Mark approval in 2014, was approved by the United States Food and Drug Administration during 2015, and is expected to commercially launch in the United States during the first half of 2016.
QiG is also working to develop additional medical device systems utilizing its neurostimulation platform in the fields of SNS and DBS. After the pending Spin-off is completed, our design and development of complete medical device systems will be completed by our combined teams in Greatbatch Medical, Lake Region Medical, and CCC. We are now able to more broadly partner with medical device companies, leveraging Greatbatch Medical’s core components discrete technology, the design and manufacturing expertise of Lake Region Medical, and the full device capabilities of CCC which will enhance our medical device innovation efforts.
Government Regulation
The Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act (collectively “Health Care Reform”) legislated broad-based changes to the U.S. healthcare system that could significantly impact our business operations and financial results, including higher or lower revenue, as well as higher employee medical costs and taxes. Health Care Reform imposes significant new taxes on medical device OEMs, which will result in a significant increase in the tax burden on our industry and which could have a material negative impact on our financial condition, results of operations and our cash flows. Beginning on January 1, 2016, the medical device excise tax was suspended through December 31, 2017, but if this suspension is not continued or made permanent thereafter, the medical device excise tax will be automatically reinstated starting on January 1, 2018. Other elements of Health Care Reform such as comparative effectiveness research, an independent payment advisory board, payment system reforms including shared savings pilots and other provisions could meaningfully change the way healthcare is developed and delivered, and may materially impact numerous aspects of our business, results of operations and financial condition. Many significant parts of Health Care Reform will be phased in over the next several years and require further guidance and clarification in the form of regulations. The medical device tax increased our cost of sales by $0.6 million, $0.7 million, and $0.5 million in 2015, 2014 and 2013, respectively.
Our Collegeville, PA facility, which was acquired as part of the Lake Region Medical acquisition, is subject to two administrative consent orders entered into with the U.S. Environmental Protection Agency (the “EPA”), which require ongoing groundwater treatment and monitoring at the site as a result of historic leaks from underground storage tanks. Upon approval by the EPA of our proposed post remediation care plan, which requires a continuation of the groundwater treatment and monitoring process at the site, we expect that the consent orders will terminate. During the first half of 2016, we expect a decision from the EPA on whether our post remediation care plan has been approved. The groundwater treatment process at our Collegeville facility consists of a groundwater extraction and treatment system and the performance of annual sampling of a defined set of groundwater wells as a means to monitor containment within approved boundaries.
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
Business Acquisitions and Intangible Assets
We account for acquired businesses using the acquisition method of accounting, which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective estimated fair values. The cost to acquire a company is allocated to the tangible and intangible assets of the acquired company and liabilities we assume based on estimates of their respective fair values at the date of acquisition. Any excess of the purchase price over the estimated fair values of the net identified tangible and intangible assets acquired is recorded as goodwill. The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact our results of operations. Additionally, these estimates also form the basis of whether or not an impairment charge should be recorded. For these reasons, these estimates are considered to be critical accounting estimates.
Definite-lived intangible assets are amortized over the expected life of the asset. Goodwill and some of our intangible assets are considered non-amortizing intangible assets as they are expected to generate cash flows indefinitely. Goodwill and indefinite-lived intangible assets are not amortized but are required to be assessed for impairment on an annual basis or more frequently if certain indicators are present. Goodwill is evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. Definite-lived intangible assets are amortized over their estimated useful lives and are assessed for impairment if certain indicators are present.
Assumptions/Approach Used
We base the fair value of identifiable tangible and intangible assets on detailed valuations that use information and assumptions provided by management. The fair values of intangible assets are determined using one of three valuation approaches: market, income or cost. The selection of a particular method depends on the reliability of available data and the nature of the asset. The market approach values the asset based on available market pricing for comparable assets. The income approach values the asset based on the present value of risk adjusted cash flows projected to be generated by that asset. The projected cash flows for each asset considers multiple factors from the perspective of a marketplace participant, including current revenue from existing customers, attrition trends, pricing, reasonable contract renewal assumptions, new product launches, cost synergies, royalty rates and expected profit margins giving consideration to historical and expected margins. The cost approach values the asset by determining the current cost of replacing that asset with another of equivalent economic utility. The cost to replace the asset reflects the estimated reproduction or replacement cost, less an allowance for loss in value due to depreciation or obsolescence, with specific consideration given to economic obsolescence if indicated.
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
We do not believe that the legacy Greatbatch goodwill allocated to our Greatbatch Medical and QiG segments are at risk of failing step one of future annual impairment tests unless operating conditions significantly deteriorate, given the results of our 2015 step zero qualitative analysis as well as the significant amount that our estimated fair value for these assets was in excess of their respective book values as of January 3, 2014, the date of our last step one goodwill impairment test. The goodwill allocated to our Lake Region Medical segment may be subject to future impairment if their actual operating results deteriorate from the results from that were expected when we performed the initial purchase price allocation. Examples of a significant deterioration in operating conditions, which could impact the valuation and/or result in an impairment of goodwill are as follows: for Greatbatch Medical and Lake Region Medical, the loss of one or more significant customers, technology obsolescence, product liability claims or significant manufacturing disruption, among others. For QiG, regulatory non-approval of new medical device systems, lack of market acceptance, discontinuation of significant development projects, technology obsolescence or failure of technology, among others.
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
As part of our 2015 step zero qualitative goodwill analysis, we made certain assumptions by evaluating factors including, but not limited to, macro-economic conditions, market and industry conditions, cost factors, competitive environment, share price fluctuations, results of the last impairment test, and the operational stability and the overall financial performance of the reporting units. We also make assumptions involving the projections of future revenues and expenses that impact the results of our step-zero impairment analysis. Significant changes in these estimates and assumptions could create future impairment losses to our goodwill. The assumptions used in our 2015 impairment analysis incorporate the forward-looking statements made in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section.
For the last step one impairment test for QiG, which was performed as of January 3, 2014, the fair value for our QiG reporting unit was determined primarily through the use of the income approach. The projected cash flows used to determine the fair value of the QiG reporting unit were based upon internal revenue and expense projections, discount rates and probability of success factors based upon the stage of completion of the medical device projects within QiG. Revenue projections were assumed to increase for QiG as market share was garnered by its medical devices. As QiG products were in the clinical and development stage, projected market share penetration rates were assumed to grow from low single digits in the early years up to maximum market share penetration rates that ranged between 6% and 15%. The discounted cash flow analysis for QiG included a discount rate of 20% and probability of success factors ranging between 75% to 90%. The fair value calculation for QiG was corroborated with market data such as recent acquisitions for comparable companies, analyst reports and discussions with potential commercial partners of QiG.
For our indefinite-lived intangible assets, we make estimates of royalty rates ranging from 0.25% to 2.0%, future revenues and discount rates ranging from 9.5% to 11.5%. Significant changes in these estimates could create future impairments of these assets.
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
As a result of the Lake Region Medical acquisition and the expected Spin-off, the Company is reevaluating its operating and reporting segments, which is expected to be finalized in 2016 once the corporate and management reporting structure realignment is completed. The way we allocate resources and evaluate our businesses determines the reporting unit level which goodwill is tested for impairment. Significant changes to these reporting units could create future impairments of goodwill.
As of January 1, 2016, we have $2.0 billion of intangible assets recorded on our consolidated balance sheet representing 67% of total assets. This includes $894.0 million of amortizing intangible assets, $90.3 million of indefinite-lived intangible assets and $1.0 billion of goodwill. A 1% change in the amortization of our intangible assets would change 2015 net income (loss) by approximately $0.1 million, or approximately $0.004 per diluted share.

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
A 1% change in our stock-based compensation expense would change 2015 net income (loss) by approximately $0.06 million, or approximately $0.002 per diluted share.

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
Effect of Variation of Key Assumptions Used
Variations in methods or assumptions could have a material impact on our results. If our demand forecast for specific products is greater than actual demand and we fail to reduce manufacturing output accordingly, we could be required to record additional inventory write-downs or expense a greater amount of overhead costs, which would have a negative impact on our net income. As of January 1, 2016, we have $252.2 million of inventory recorded on our consolidated balance sheet representing 8% of total assets. A 1% write-down of our inventory would change 2015 net income (loss) by approximately $1.6 million, or approximately $0.06 per diluted share.
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
As of January 1, 2016, we have $379.5 million of tangible long-lived assets recorded on our consolidated balance sheet representing 13% of total assets. A 1% write-down in our tangible long-lived assets would change 2015 net income (loss) by approximately $2.5 million, or approximately $0.09 per diluted share.

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
Effect of Variation of Key Assumptions Used
Changes could occur that would materially affect our estimates and assumptions regarding deferred taxes. Changes in current tax laws and tax rates could affect the valuation of deferred tax assets and liabilities, thereby changing the income tax provision. Also, significant declines in taxable income could materially impact the realizable value of deferred tax assets. At January 1, 2016, we had $205.4 million of gross deferred tax assets on our consolidated balance sheet and a valuation allowance of $39.2 million has been established for certain deferred tax assets as it is more likely than not that they will not be realized. As January 1, 2016, the Company has federal net operating loss (“NOL”) carryforwards of approximately $386.2 million expiring at various dates through 2035. If not utilized, these carryforwards will begin to expire in 2019. In assessing the realizability of the deferred tax asset associated with the NOLs, management relied on the reversal of deferred tax liabilities within the U.S taxing jurisdictions of approximately $866.3 million. A 1% change in the effective tax rate would impact the current year benefit for income taxes by $0.2 million, and 2015 diluted earnings per share by $0.006 per diluted share.

Our Financial Results
We utilize a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31. Fiscal years 2015, 2014 and 2013 ended on January 1, 2016, January 2, 2015 and January 3, 2014, respectively. Fiscal years 2015 and 2014 contained fifty-two weeks and fiscal year 2013 contained fifty-three weeks.

	Year Ended			2015 vs. 2014		2014 vs. 2013
	January 1, 2016	January 2, 2015	January 3, 2014	$ Change	% Change	$ Change	% Change
Dollars in thousands, except per share data
Product Line Sales:
Advanced Surgical, Orthopaedics, and Portable Medical	$243,385	$216,339	$208,990	$27,046	13%	$7,349	4%
Cardio and Vascular	143,260	58,770	48,357	84,490	144%	10,413	22%
Cardiac/Neuromodulation	356,064	330,921	328,455	25,143	8%	2,466	1%
Electrochem	59,449	81,757	78,143	(22,308)	(27)%	3,614	5%
Elimination of interproduct line sales	(1,744)	—	—	(1,744)	NA	—	—%
Total sales	800,414	687,787	663,945	112,627	16%	23,842	4%
Cost of sales	565,279	456,389	444,632	108,890	24%	11,757	3%
Gross profit	235,135	231,398	219,313	3,737	2%	12,085	6%
Gross profit as a % of sales	29.4%	33.6%	33.0%
Selling, general and administrative expenses (SG&A)	102,530	90,602	88,107	11,928	13%	2,495	3%
SG&A as a % of sales	12.8%	13.2%	13.3%
Research, development and engineering costs, net (RD&E)	52,995	49,845	54,077	3,150	6%	(4,232)	(8)%
RD&E as a % of sales	6.6%	7.2%	8.1%
Other operating expenses, net	66,464	15,297	15,790	51,167	334%	(493)	(3)%
Operating income	13,146	75,654	61,339	(62,508)	(83)%	14,315	23%
Operating margin	1.6%	11.0%	9.2%
Interest expense	33,513	4,252	11,261	29,261	688%	(7,009)	(62)%
(Gain) loss on cost and equity method investments, net	(3,350)	(4,370)	694	1,020	(23)%	(5,064)	NA
Other (income) expense, net	(1,317)	(807)	546	(510)	63%	(1,353)	NA
Provision (benefit) for income taxes	(8,106)	21,121	12,571	(29,227)	NA	8,550	68%
Effective tax rate	51.6%	27.6%	25.7%
Net income (loss)	$(7,594)	$55,458	$36,267	$(63,052)	(114)%	$19,191	53%
Net margin	(0.9)%	8.1%	5.5%
Diluted earnings (loss) per share	$(0.29)	$2.14	$1.43	$(2.43)	(114)%	$0.71	50%

Fiscal 2015 Compared with Fiscal 2014
Sales
Changes to sales by major product lines were as follows (dollars in thousands):

	Year Ended		2015 vs. 2014
	January 1, 2016	January 2, 2015	$ Change	% Change
Sales:
Advanced Surgical, Orthopaedics, and Portable Medical	$243,385	$216,339	$27,046	13%
Cardio and Vascular	143,260	58,770	84,490	144%
Cardiac/Neuromodulation	356,064	330,921	25,143	8%
Electrochem	59,449	81,757	(22,308)	(27)%
Elimination of interproduct line sales	(1,744)	—	(1,744)	NA
Total sales	$800,414	$687,787	$112,627	16%
Changes to sales by business segments were as follows (dollars in thousands):

	Year Ended		2015 vs. 2014
	January 1, 2016	January 2, 2015	$ Change	% Change
Sales:
Greatbatch Medical	$649,977	$678,285	$(28,308)	(4)%
QiG	13,571	9,502	4,069	43%
Lake Region Medical	139,819	—	139,819	100%
Elimination of intersegment sales	(2,953)	—	(2,953)	NA
Total sales	$800,414	$687,787	$112,627	16%
In connection with our acquisition of Lake Region Medical, we have recast our revenue by product line into the following four categories:

•
Advanced Surgical, Orthopaedics, and Portable Medical – Includes legacy Greatbatch Orthopaedics and Portable Medical product line sales plus the legacy Lake Region Medical Advanced Surgical product line sales.

•
Cardio and Vascular – Includes the legacy Greatbatch Vascular product line sales plus the legacy Lake Region Medical Cardio and Vascular product line sales less the legacy Lake Region Medical Cardiac/Neuromodulation sales.

•
Cardiac/Neuromodulation – Includes the legacy Greatbatch Cardiac/Neuromodulation and QiG sales plus the legacy Lake Region Medical Cardiac/Neuromodulation sales previously included in their Cardio and Vascular product line sales.

•	Electrochem – Includes the legacy Greatbatch Energy, Military and Environmental product line sales.
Total 2015 sales increased 16% to $800.4 million. The most significant drivers of this increase were as follows:

•
Fiscal year 2015 Advanced Surgical, Orthopaedics, and Portable Medical sales increased 13% compared to the same period of 2014 and includes $37.9 million of sales from the former Lake Region Medical since the date of acquisition. During 2015, this product line continued to be negatively impacted by the weakening Euro, which reduced sales by approximately $14.5 million in comparison to the prior year. On an organic constant currency basis, our Advanced Surgical, Orthopaedics, and Portable Medical sales increased 2% in comparison to 2014 primarily due to orthopaedics market growth and new customer wins partially offset by lower portable medical sales due to our refocusing this product line’s product offerings to products that have higher profitability.

•
During 2015, our Cardio and Vascular sales increased $84.5 million in comparison to the prior year and includes $88.8 million of sales from the former Lake Region Medical since the date of acquisition. On an organic constant currency basis, our Cardio and Vascular sales decreased 7% in comparison to 2014 due to the end of life on some legacy products. This decrease was partially offset during the fourth quarter of 2015, as our customers built safety stock in anticipation of our product line transfers to our Tijuana, Mexico facility in the first quarter of 2016. We expect our product line transfer to Mexico will position us to be more competitive in both new and existing markets.

•
For 2015, our Cardiac/Neuromodulation sales increased $25.1 million or 8% in comparison to 2014 and includes $13.7 million of sales from the former Lake Region Medical since the date of acquisition. On an organic constant currency basis, our Cardiac/Neuromodulation sales increased 2% in comparison to the prior year primarily due to a neuromodulation customer product launch, which was partially offset by the runoff of end of life products from our legacy cardiac customers.

•
Full year 2015 Electrochem sales declined 27%. This decrease was primarily due to the slowdown in the energy markets, which has caused customers to reduce drilling and exploration volumes. We expect the slowdown in the energy markets to continue to be a headwind to Electrochem sales through the end of 2016.

Gross Profit
Changes to our Gross Margin percentage was primarily due to the following:

2015-2014 % Point Change
Performance-based compensation(a)	0.9%
Production efficiencies, volume and mix(b)	0.1%
Impact of Lake Region Medical acquisition(c)	(5.1)%
Other	(0.1)%
Total percentage point change to gross profit as a percentage of sales	(4.2)%

(a) Amount represents the change in performance-based compensation versus the prior year period and is recorded based upon the actual results achieved.

(b)
Our Gross Margin percentage benefited from production efficiencies gained at our manufacturing facilities as a result of our various lean and supply chain initiatives, which was partially offset by a higher sales mix of lower margin products.

(c)	Amount represents the impact to our gross profit percentage related to the acquisition of Lake Region Medical in October 2015 and includes $23.0 million of inventory step-up amortization.
In the short-term, we expect our Gross Margins to be negatively impacted by the Lake Region Medical acquisition, which historically has had lower gross margins than legacy Greatbatch, as well as continued pricing pressure from our OEM customers. However, over the long-term, we expect to see our Gross Margin improve as we rationalize the manufacturing footprint across both the legacy Greatbatch and legacy Lake Region Medical facilities - See “Cost Savings and Consolidation Efforts” section of this Item.
SG&A Expenses
Changes to SG&A expenses were primarily due to the following (in thousands):

2015-2014 $ Change
Performance-based compensation(a)	$(4,051)
Legal fees(b)	1,569
Impact of Lake Region Medical acquisition(c)	14,823
Other	(413)
Net increase in SG&A	$11,928

(a)	Amount represents the change in performance-based compensation versus the prior year and is recorded based upon the actual results achieved.

(b)
Amount represents an increase in legal costs compared to the prior year and includes higher intellectual property (“IP”) related defense costs, as well as other corporate initiatives. In 2013, we filed suit against one of our cardiac/neuromodulation competitors alleging they were infringing on our IP. Costs associated with this litigation accounted for $1.9 million of the increase in SG&A expenses from 2014 to 2015.

(c)	Amount represents the incremental SG&A expenses related to the acquisition of Lake Region Medical in October 2015 and CCC acquired in August 2014.

RD&E Expenses, Net
Net RD&E costs were as follows (in thousands):

	Year Ended
	January 1, 2016	January 2, 2015	Change
Research, development and engineering costs	$59,767	$58,974	$793
Less: cost reimbursements	(6,772)	(9,129)	2,357
Total RD&E, net	$52,995	$49,845	$3,150
Net RD&E for 2015 increased $3.2 million to $53.0 million. Excluding the impact of the Lake Region Medical acquisition, which added $1.8 million to RD&E expenses in 2015, the increase in RD&E was primarily attributable to lower customer cost reimbursements. The $2.4 million decrease in customer cost reimbursements relates to the expiration of certain government grants acquired in our NeuroNexus acquisition, which we were not eligible to renew, as well as the timing of achievement of customer milestones. This increase was partially offset by lower performance-based compensation of $2.5 million, which was recorded based upon actual results achieved.
Other Operating Expenses, Net
OOE was comprised of the following (in thousands):

	Year Ended
	January 1, 2016	January 2, 2015	Change
2014 investments in capacity and capabilities(a)	$23,037	$8,925	$14,112
Orthopaedic facility optimization(a)	1,395	1,317	78
2013 operating unit realignment(a)	—	1,017	(1,017)
Legacy Lake Region consolidations(a)	1,961	—	1,961
Other consolidation and optimization income(a)	—	(71)	71
Acquisition and integration costs(b)	33,449	3	33,446
Asset dispositions, severance and other(c)	6,622	4,106	2,516
Total other operating expenses, net	$66,464	$15,297	$51,167

(a)
Refer to the “Cost Savings and Consolidation Efforts” section of this Item and Note 13 “Other Operating Expenses, Net” of the Notes to Consolidated Financial Statements contained in Item 8 of this report for disclosures related to the timing and level of remaining expenditures for these initiatives.

(b)
During 2015, we incurred $23.7 million in transaction costs related to the acquisition of Lake Region Medical. These costs primarily relate to professional and consulting fees incurred in connection with the due diligence efforts of this acquisition. Additionally, during 2015, we incurred $8.6 million in Lake Region Medical integration costs, which primarily included change-in-control payments to former Lake Region Medical executives, professional and consulting fees, and travel costs.

(c)
During 2015 and 2014, we recorded losses in connection with various asset disposals and write-downs. During 2015, we incurred $6.0 million in legal and professional costs in connection with the pending Spin-off of Nuvectra. During 2014, we incurred $0.9 million of expense related to the separation of our Senior Vice President, Human Resources. Additionally, during 2014, Greatbatch Medical recorded charges in connection with its business reorganization to align its contract manufacturing operations. Costs incurred primarily related to consulting and IT development.

We continually evaluate our operating structure in order to maximize efficiencies and drive margin expansion. For 2016, other operating expenses, net are expected to be approximately $60 million to $70 million, as we continue to invest in our capacity and capabilities and the integration of Lake Region Medical. See “Cost Savings and Consolidation Efforts” contained in this Item for further details on these initiatives.

Interest Expense
Interest expense for 2015 increased $29.3 million in comparison to 2014. This increase was primarily due to the $1.8 billion of debt incurred in connection with the Lake Region Medical acquisition, as well as $9.5 million in one-time transaction costs (i.e. debt commitment fees, interest rate swap termination costs, debt extinguishment charges) incurred in connection with our acquisition of Lake Region Medical. Additionally, the current weighted average interest rate on our senior secured credit facility is 5.69% compared to 1.79% for 2014. See Note 9 “Debt” of the Notes to Consolidated Financial Statements contained in Item 8 of this report.
Gain on Cost and Equity Method Investments
During 2015, we recognized a $4.7 million gain and received a $3.6 million cash distribution from our equity method investment, which contributed to the $3.4 million net gain on cost and equity method investments for the year. During 2014, we sold one of our cost method investments, which resulted in a pre-tax gain of $3.2 million and contributed to the overall gain on cost and equity method investments for the year. As of January 1, 2016 and January 2, 2015, we held $20.6 million and $14.5 million, respectively. The total carrying value of these investments is reviewed quarterly for changes in circumstance or the occurrence of events that suggest our investment may not be recoverable. These investments are in start-up research and development companies whose fair value is highly subjective in nature and subject to significant fluctuations in the future that could result in material gains or losses.
Other (Income) Expense, Net
Other (income) expense, net primarily includes the impact of foreign currency exchange rate fluctuations on transactions denominated in foreign currencies. We recognized a gain of $1.3 million in 2015 and a gain of $1.3 million in 2014, primarily due to the strengthening of the U.S. dollar relative to the Euro. We generally do not expect foreign currency exchange rate fluctuations to have a material impact on our net results of operations.
Provision (Benefit) for Income Taxes
The effective tax rate for fiscal year 2015 was 51.6% compared to 27.6% for fiscal year 2014. On an adjusted basis, our effective tax rate was 22.1% for 2015 compared to 28.8% for 2014. The 2015 and 2014 GAAP and adjusted effective tax rates include the benefit of the Federal research and development tax credit (“R&D Tax Credit”), which was reinstated in the fourth quarter of 2015 and fourth quarter of 2014, respectively. As required, the R&D Tax Credit is recognized in the quarter the legislation is enacted. In addition to the above, the 2015 GAAP and adjusted effective tax rates benefited from higher income in lower tax jurisdictions, which was partially offset by nondeductible transaction costs in connection with the acquisition of Lake Region Medical and the pending spin-off of Nuvectra. These nondeductible transaction costs are not tax-effected for purposes of calculating adjusted diluted EPS amounts.
The stand-alone U.S. component of the effective tax rate for 2015 reflected a $13.1 million benefit on $42.1 million of pre-tax book loss (31.2%) versus $18.5 million tax expense on $56.8 million of pre-tax book income (32.6%) for 2014. The foreign source income carries a lower overall effective tax rate than U.S. income. The stand-alone International component of the effective tax rate for 2015 reflected a tax expense of $5.0 million on $26.5 million of pre-tax book income (19.0%) versus a tax expense of $2.6 million on $19.8 million of pre-tax book income (13.3%) for 2014.

The provision (benefit) for income taxes for 2015 differs from the U.S. statutory rate due to the following (dollars in thousands):

	U.S.		International		Combined
	$	%	$	%	$	%
Income (loss) before provision for income taxes	$(42,166)		$26,466		$(15,700)

Provision (benefit) at statutory rate	$(14,758)	35.0%	$9,263	35.0%	$(5,495)	35.0%
Federal tax credits	(1,850)	4.4	—	—	(1,850)	11.8
Foreign rate differential	(331)	0.8	(2,849)	(10.8)	(3,180)	20.2
Uncertain tax positions	(531)	1.3	—	—	(531)	3.4
State taxes, net of federal benefit	(1,490)	3.5	—	—	(1,490)	9.5
Change in foreign tax rates	—	—	(91)	(0.3)	(91)	0.6
Non-deductible transaction costs	4,867	(11.5)	—	—	4,867	(31.0)
Valuation allowance	943	(2.2)	(317)	(1.2)	626	(4.0)
Other	6	—	(968)	(3.7)	(962)	6.1
Provision (benefit) for income taxes	$(13,144)	31.2%	$5,038	19.0%	$(8,106)	51.6%
The U.S. component of the rate reflects the impact of non-deductible transaction costs related to the acquisition of Lake Region Medical and the Nuvectra Spin-off, which resulted in a reduction in the overall U.S. benefit of 11.5%. The International component of the rate, which increased from 2014 to 2015, reflects a reduction in the foreign rate differential due to a decrease of taxable profits in lower tax jurisdictions as a result of additional costs incurred for ongoing expansion efforts.
There is a prospective potential for volatility of the effective tax rate due to several factors, including changes in the mix of pre-tax income and the jurisdictions to which it relates, business acquisitions, settlements with taxing authorities, and foreign currency exchange rate fluctuations. In addition, we continue to explore tax planning opportunities that may have a material impact on our effective tax rate.
We believe it is reasonably possible that a reduction of approximately $0.1 million of the balance of unrecognized tax benefits may occur within the next twelve months as a result of the lapse of the statute of limitations and/or audit settlements, which would positively impact the effective tax rate in the period of reduction. As of January 1, 2016, approximately $8.5 million of unrecognized tax benefits would favorably impact the effect tax rate (net of federal impact on state issues), if recognized.
Fiscal 2014 Compared with Fiscal 2013
Sales
Changes to sales by major product lines were as follows (dollars in thousands):

	Year Ended		2014 vs. 2013
	January 2, 2015	January 3, 2014	$ Change	% Change
Sales:
Advanced Surgical, Orthopaedics, and Portable Medical	$216,339	$208,990	$7,349	4%
Cardio and Vascular	58,770	48,357	10,413	22%
Cardiac/Neuromodulation	330,921	328,455	2,466	1%
Electrochem	81,757	78,143	3,614	5%
Elimination of interproduct line sales	—	—	—	—%
Total sales	$687,787	$663,945	$23,842	4%

Changes to sales by business segment were as follows (dollars in thousands):

	Year Ended		2014 vs. 2013
	January 2, 2015	January 3, 2014	$ Change	% Change
Sales:
Greatbatch Medical	$678,285	$660,902	$17,383	3%
QiG	9,502	3,043	6,459	212%
Elimination of Intersegment sales	—	—	—	—%
Total sales	$687,787	$663,945	$23,842	4%

Total 2014 sales increased 4% to $687.8 million. The most significant drivers of this increase were as follows:

•
Advanced Surgical, Orthopaedics, and Portable Medical sales for 2014 increased 4% compared to the same period of 2013. Foreign currency exchange rate fluctuations increased our 2014 Orthopaedics sales by approximately $1 million in comparison to the prior year. Excluding the impact of foreign currency fluctuations, Orthopaedics sales increased 12% in comparison to the prior year. The 2014 organic constant currency growth was primarily in orthopaedic implants and instruments and was driven by our increased sales and marketing efforts and market growth. Additionally, our bone cutting and preparation instruments have a strong position in the market place. During 2014, Portable Medical sales decreased 12% in comparison to 2013. During the second half of 2013, we began refocusing our product line offerings in the portable medical space to products that have higher profitability. Correspondingly, we have discontinued or reduced volumes in certain of our lower margin products. As part of our investment in capacity and capabilities and to better align our resources, during the second quarter of 2014, we announced plans to transfer our portable medical operations into a new facility located in Tijuana, Mexico.

•
For 2014, our Cardio and Vascular product line sales increased 22% in comparison to the prior year and reflects the continued adoption of our products and the relaunch of a vascular medical device near the end of 2013, which, as previously communicated, was voluntarily recalled in the fourth quarter of 2012.

•
For 2014, our Cardiac/Neuromodulation sales increased 1% and includes $5.8 million of sales from CCC, which we acquired on August 12, 2014. CCC is an active implantable medical device systems developer and manufacturer that designs and produces a range of devices for some of the world’s top medical device companies, including implantable pulse generators, programmer systems, battery chargers, patient wands and leads. The increase in sales from CCC was partially offset by the end of life for two legacy products, pricing pressure from our customers, and inventory adjustments by several of our larger OEM customers.

•
Electrochem product line sales for 2014 increased 5% compared to the same period of 2013. This increase was mainly driven by new product introductions, our deepening relationship with our OEM customers, as well as the timing of customer orders.

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

(a)
Amount represents the incremental costs related to our strategic initiative to increase selling and marketing resources to drive core business growth and sustain a pipeline of revenue generating opportunities.

(b)	Amount represents the change in performance-based compensation versus the prior year and is recorded based upon the actual results achieved.

(c)
Amount represents an increase in legal costs compared to the prior year and includes higher IP related defense costs, as well as other corporate initiatives. In 2013, we filed suit against one of our cardiac/neuromodulation competitors alleging they were infringing on our IP.

(d)
Amount represents lower G&A personnel costs in comparison to the prior year and is primarily the result of our various consolidation initiatives including our operating unit realignment that occurred during the second half of 2013.

(e)	Amount represents the incremental SG&A expenses related to the acquisition of CCC in August 2014.
RD&E Expenses, Net
Net RD&E costs were as follows (in thousands):

	Year Ended
	January 2, 2015	January 3, 2014	Change
Research, development, and engineering costs	$58,974	$62,652	$(3,678)
Less cost reimbursements	(9,129)	(8,575)	(554)
Total RD&E, net	$49,845	$54,077	$(4,232)
Net RD&E for 2014 decreased $4.2 million to $49.8 million. Net medical device costs incurred by QiG were $23.3 million for 2014 compared to $30.5 million for 2013. Medical device costs for 2014 include $4.2 million less DVT costs in comparison to 2013 as most of the testing was completed by the end of 2013. The decrease in DVT costs was partially offset by higher costs incurred in connection with the development of our next generation cardiac products (i.e. batteries, capacitors, filtered feedthroughs), higher performance-based compensation, which was accrued based upon the achievement of certain Algovita milestones, and a higher rate of spend on other QiG medical device projects.
The increase in customer cost reimbursements in 2014 primarily relates to the timing of the achievement of milestones on various customer cost reimbursement projects, partially offset by the expiration of certain government grants acquired from our acquisition of NeuroNexus in 2012.

Other Operating Expenses, Net
OOE was comprised of the following (in thousands):

	Year Ended
	January 2, 2015	January 3, 2014	Change
2014 investments in capacity and capabilities(a)	$8,925	$—	$8,925
2013 operating unit realignment(a)	1,017	5,625	(4,608)
Orthopaedic facilities optimization(a)	1,317	8,038	(6,721)
Other consolidation and optimization costs(a)	(71)	1,095	(1,166)
Acquisition and integration (income) costs(b)	3	(502)	505
Asset dispositions, severance and other(c)	4,106	1,534	2,572
Total other operating expenses, net	$15,297	$15,790	$(493)

(a)
Refer to “Cost Savings and Consolidation Efforts” section of this Item and Note 13 “Other Operating Expenses, Net” of the Notes to Consolidated Financial Statements contained in Item 8 of this report for disclosures related to the timing and level of remaining expenditures for these initiatives.

(b)
During 2014 and 2013, we recognized costs (income) related to the integration of Micro Power Electronics, Inc., NeuroNexus, and CCC. These expenses (income) were primarily for retention bonuses, travel costs in connection with integration efforts, training, severance, and the change in fair value of the contingent consideration recorded in connection with the NeuroNexus acquisition. Refer to Note 13 “Other Operating Expenses, Net” of the Notes to Consolidated Financial Statements contained in Item 8 of this report for disclosures related to the change in fair value of the contingent consideration.

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

Interest Expense
Interest expense for 2014 decreased $7.0 million over 2013 primarily due to the repayment of $198 million of convertible subordinated notes during the first quarter of 2013, which had an effective interest rate of 8.5%. The weighted average interest rate on our long-term debt as of January 2, 2015 was 1.79%. Additionally, interest expense was lower in 2014 due to lower outstanding Credit Facility balances. During 2014 and 2013, we made net repayments of $10 million and $33.3 million on long-term debt, respectively. See Note 9 “Debt” of the Notes to Consolidated Financial Statements contained in Item 8 of this report.
(Gain) Loss on Cost and Equity Method Investments
During 2014, we sold one of our cost method investments, which resulted in a pre-tax gain of $3.2 million and contributed to the overall gain on cost and equity method investments for the year. During 2013, we incurred losses due to the writedown of our cost and equity method investments.
Other (Income) Expense, Net
Other (income) expense, net primarily includes the impact of foreign currency exchange rate fluctuations on transactions denominated in foreign currencies. In 2014, we recognized $1.3 million of foreign currency exchange gains compared to a loss of $0.1 million for 2013, primarily due to the strengthening of the U.S. dollar relative to the Euro.
Provision for Income Taxes
The effective tax rate for 2014 was 27.6% versus 25.7% for 2013. The stand-alone U.S. component of the effective tax rate for 2014 was 32.6% versus 30.0% for 2013. The year over year increase is primarily attributable to a decrease in federal tax credits recorded in 2014. $3.7 million of federal tax credits were recorded in 2013 as a result of the retroactive reinstatement of the R&D Tax Credit versus $1.6 million in 2014. On January 2, 2013, the President signed into law the American Taxpayer Relief Act of 2012 (the “Act”), which included a retroactive extension of the R&D tax credit that had expired on December 31, 2011. Under the Act, the R&D credit was extended for two years retroactively from January 1, 2012 through December 31, 2013. As the Act was signed into law on January 2, 2013, the effects of the change in the tax law were recognized in 2013. As such, a benefit for the R&D credits earned both in 2012 and 2013 were recorded through the fiscal 2013 effective tax rate. The 2014 effective tax rate appropriately reflects only the 2014 tax credits.
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
Liquidity and Capital Resources

	At
(dollars in thousands)	January 1, 2016	January 2, 2015
Cash and cash equivalents	$82,478	$76,824
Working capital	$360,764	$242,022
Current ratio	2.69	3.23
The increase in cash and cash equivalents from January 2, 2015 was primarily due to $467.9 in net cash provided by financing activities and $12.5 million in net cash provided by operating activities. This increase was partially offset by the $423.4 net cash paid for the Lake Region Medical acquisition and $44.6 million of capital expenditures. Additionally, working capital balances increased $118.7 million from the end of 2014, primarily due to the $167.3 million of working capital acquired from Lake Region Medical partially offset by the net cash outflow in connection with the acquisition of Lake Region Medical. Of the $82.5 million of cash on hand as of January 1, 2016, $31.0 million is being held at our foreign subsidiaries and is considered permanently reinvested.
Credit Facilities – In connection with the acquisition of Lake Region Medical, during the fourth quarter of 2015, we replaced our existing credit facility and term loan with new senior secured credit facilities and completed a senior notes offering.
The new senior secured credit facilities (the “Senior Secured Credit Facilities”) consist of (i) a $200 million revolving credit facility (the “Revolving Credit Facility”), (ii) a $375 million term loan A facility (the “TLA Facility”), and (iii) a $1,025 million term loan B facility (the “TLB Facility”). We also completed a private offering of $360 million aggregate principal amount of 9.125% senior notes due on November 1, 2023 (the “Senior Notes”). The TLA Facility and TLB Facility were funded in full on

October 27, 2015, and used, together with cash on hand and the net proceeds from the Senior Notes to fund the cash portion of the purchase price, to repay the outstanding debt of Lake Region Medical at closing, and to repay our term loan. The Revolving Credit Facility will mature on October 27, 2020, the TLA Facility will mature on October 27, 2021, and the TLB Facility will mature on October 27, 2022. The TLB facility was issued at a 1% discount.
The Revolving Credit Facility and the TLA Facility contain covenants requiring (A) a maximum total net leverage ratio (as defined in the Senior Secured Credit Facilities) of 6.5:1.00, subject to step downs and (B) a minimum interest coverage ratio of adjusted EBITDA (as defined in the Senior Secured Credit Facilities) to interest expense of not less than 3.00:1.00. As of January 1, 2016, our total net leverage ratio, calculated in accordance with our credit agreement, was approximately 5.2 to 1.00. For the twelve month period ended January 1, 2016, our ratio of adjusted EBITDA to interest expense, calculated in accordance with our credit agreement, was approximately 4.8 to 1.00. The Senior Secured Credit Facilities include mandatory prepayments customary for credit facilities of its nature. See Note 9 “Debt” of the Notes to Consolidated Financial Statements contained in Item 8 of this report for a more detailed description of the Revolving Credit Facility.
The Revolving Credit Facility is supported by a consortium of fourteen banks with no bank controlling more than 27% of the facility. As of January 1, 2016, the banks supporting 88% of the Revolving Credit Facility each had an S&P credit rating of at least BBB or better, which is considered investment grade. The banks which support the remaining 12% of the Revolving Credit Facility are not currently being rated.
Operating Activities – Cash flows from operating activities for 2015 were $12.5 million compared to $81.3 million for 2014. This decrease was primarily due to $28.0 million of lower cash net income in comparison to the prior year as well as $40.8 million higher working capital balances, primarily accrued expenses in connection with the acquisition of Lake Region Medical and the Spin-off, and higher inventory levels in anticipation of higher sales volumes, which fell short of expectations. We expect inventory will decrease to more normalized levels by the end of 2016. Immediately prior to the completion of the pending Spin-off, we expect to make a cash capital contribution of $75.0 million to Nuvectra, which is expected to be funded with cash on hand and/or availability under our Revolving Credit Facility.
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
Investing Activities – Net cash used in investing activities for 2015 was $473.6 million compared to $35.9 million for 2014. This increase was primarily related to $423.4 million of net cash used for the acquisition of Lake Region Medical as well as $44.6 million of additional investments made in property, plant and equipment in connection with the consolidation and optimization initiatives discussed in the “Cost Savings and Consolidation Efforts” section of this Item.
Net cash used in investing activities for 2014 of $35.9 million were $17.6 million above 2013. 2014 investing activities include $16.0 million of net cash used for the acquisition of CCC as well as $24.8 million of cash used for the purchase of property, plant and equipment. These transactions were partially offset by a $2.7 million contingent payment received in 2014 in connection with the sale of certain non-core Swiss orthopaedic product lines, which closed during the first quarter of 2013, as well as $2.2 million of net proceeds received from our cost and equity method investments.
Our current expectation is that capital spending for 2016 will be in the range of $60.0 million to $70.0 million, of which approximately half is discretionary in nature. We anticipate that cash on hand, cash flows from operations, and available borrowing capacity under our Revolving Credit Facility will be sufficient to fund these capital expenditures.
Financing Activities – Net cash provided by financing activities for 2015 was $467.9 million compared to net cash used in financing activities of $2.4 million for the prior year period. The net cash inflow for 2015 included $1.75 billion in borrowings to fund the acquisition of Lake Region Medical and $6.6 million of cash received from the exercise of stock options, which was partially offset by $1.2 billion in long-term debt repayments and $45.9 million in debt issuance costs paid in connection with the Lake Region Medical acquisition. Additionally, during 2015, we paid $9.9 million to purchase the non-controlling interests in QiG’s Algostim and PelviStim subsidiaries.
Net cash used in financing activities for 2014 of $2.4 million was $21.0 million less than the cash used in financing activities in 2013. This cash outflow is the result of $10.0 million of principal payments on long-term debt partially offset by $8.3 million of cash received from the exercise of stock options during 2014.
Capital Structure – After completion of the acquisition of Lake Region Medical, our capital structure consists of $1.7 billion of debt outstanding on our Senior Secured Credit Facilities and Senior Notes and 30.6 million shares of common stock outstanding as of January 1, 2016. As of January 1, 2016, we had $186.6 million of borrowing capacity available under the Revolving Credit Facility. This amount may vary from period to period based upon our debt and EBITDA levels, which impacts the covenant calculations discussed above. As of January 1, 2016, our debt service obligations, comprised of principal and interest, for 2016 are estimated to be approximately $130 million. We believe that our cash flow from operations and available borrowing capacity under the Revolving Credit Facility provide adequate liquidity to meet our short- and long-term funding needs. We have clear line of sight to the committed Lake Region Medical acquisition synergies and believe we will be able to de-lever the company to 3.5X to 3X over the next two to three years. If necessary, we are authorized to issue 100 million shares of common stock and 100 million shares of preferred stock. We believe that, if needed, we can access public markets to raise additional capital. We continuously evaluate our capital structure as it relates to our anticipated long-term funding needs. Changes to our capital structure may occur as a result of this analysis or changes in market conditions.
Non-Guarantor Information – For the year ended January 1, 2016, after giving pro forma effect to the completion of the Lake Region Medical acquisition and Nuvectra Spin-off, the non-Guarantors of our credit facilities represented approximately 26% and 37% of our revenue and EBITDA, respectively. In addition, as of January 1, 2016, after giving pro forma effect to the completion of the Nuvectra Spin-off, the non-Guarantors of our credit facilities held approximately 25% of our total tangible assets and 3% of our total tangible liabilities. Tangible assets consist of total assets less intangible assets, intercompany receivables, and deferred taxes. Tangible liabilities consist of total liabilities less intercompany payables and deferred taxes.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements within the meaning of Item 303(a)(4) of Regulation S-K.
Litigation
We are party to various legal actions arising in the normal course of business. A description of pending legal actions against the Company is set forth in Note 15 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements contained at Item 8 of this report. Other than as discussed in Note 15, we do not believe that the ultimate resolution of any individual pending legal action will have a material effect on our consolidated results of operations, financial position or cash flows. However, litigation is subject to inherent uncertainties and there can be no assurance that any pending legal action, which we currently believe to be immaterial, does not become material in the future.
Contractual Obligations
The following table summarizes our contractual obligations at January 1, 2016:

	Payments due by period
CONTRACTUAL OBLIGATIONS	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt obligations(a)	$2,459,312	$130,325	$271,002	$285,531	$1,772,454
Operating lease obligations(b)	78,597	14,118	20,901	15,904	27,674
Purchase obligations(b)	63,653	61,867	1,347	439	—
Foreign currency contracts(b)	16,480	16,480	—	—	—
Defined benefit plan obligations(c)	2,757	166	430	542	1,619
Total contractual obligations	$2,620,799	$222,956	$293,680	$302,416	$1,801,747

(a)
Includes annual interest expense on the $1.7 billion outstanding on our Senior Secured Credit Facilities and Senior Notes based upon the period end weighted average interest rate of 5.69%. Also includes $3.7 million of deferred federal and state taxes on our convertible subordinated notes that will be due between 2016 and 2018. See Note 9 “Debt” of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

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
This table does not reflect $9.3 million of unrecognized tax benefits, as we are uncertain if or when such amounts may be settled. Refer to Note 14 “Income Taxes” of the Notes to Consolidated Financial Statements in Item 8 of this report for additional information about these unrecognized tax benefits.
We self-fund the medical insurance coverage provided to our U.S. based employees. We limit our risk through the use of stop loss insurance. As of January 1, 2016, we had $4.0 million accrued related to our self-insurance obligations under our medical plan. This accrual is recorded in Accrued Expenses in the Consolidated Balance Sheet and is primarily based upon claim history. This table does not reflect any potential future payments for self-insured medical claims.

Prior to 2011, we were a member of a group self-insurance trust that provided workers’ compensation benefits to employees of the Company in Western New York (the “Trust”). Prior to being acquired by Greatbatch, Lake Region Medical self-insured the workers’ compensation benefits provided to its employees. As of January 1, 2016, the Company utilized a traditional insurance provider for workers’ compensation coverage for all associates. During 2015, the Company received an additional assessment from the Trust of $0.9 million. As of January 1, 2016, we had $3.9 million accrued for workers’ compensation claims. This accrual is recorded in Accrued Expenses in the Consolidated Balance Sheet and is primarily based upon claim history and assessments received. This table does not reflect any potential future payments for workers’ compensation benefits.
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
Foreign Currency – We have foreign operations in Ireland, Germany, France, Switzerland, Mexico, Uruguay, and Malaysia which expose us to foreign currency exchange rate fluctuations due to transactions denominated in Euros, Swiss francs, Mexican pesos, Uruguayan pesos, and Malaysian ringgits. We continuously evaluate our foreign currency risk, and we use operational hedges, as well as forward currency exchange rate contracts, to manage the impact of currency exchange rate fluctuations on earnings and cash flows. We do not enter into currency exchange rate derivative instruments for speculative purposes. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency exposures would have had an impact of approximately $8 million on our 2015 annual sales. This amount is not indicative of the hypothetical net earnings impact due to the partially offsetting impacts on cost of sales and operating expenses in those currencies. The impact of foreign currency exposures will be more significant to our consolidated results in 2016 due to the inclusion of a full year Lake Region Medical results. We estimate that foreign currency exchange rate fluctuations during 2015 decreased sales in comparison to 2014 by approximately $14.5 million.
Historically, we have entered into forward contracts to purchase Mexican pesos in order to hedge the risk of peso-denominated payments associated with our operations in Mexico. In connection with the Lake Region Medical acquisition, we terminated our outstanding forward contracts resulting in a $2.4 million payment to the foreign currency contract counterparty during 2015. During the fourth quarter of 2015, we entered into a new forward contract to purchase 23.5 million Mexican pesos per month beginning in January 2016 through December 2016 at an exchange rate of $0.0584 per peso. This contract is being accounted for as a cash flow hedge. As of January 1, 2016, this contract has a negative fair value of $0.3 million.
We translate all assets and liabilities of our foreign operations where the U.S. dollar is not the functional currency at the period-end exchange rate and translate sales and expenses at the average exchange rates in effect during the period. The net effect of these translation adjustments is recorded in the Consolidated Financial Statements as Comprehensive Income (Loss). The translation adjustment for 2015 was a $7.8 million loss. Translation adjustments are not adjusted for income taxes as they relate to permanent investments in our foreign subsidiaries. Net foreign currency transaction gains and losses included in Other (Income) Expense, Net amounted to a gain of $1.3 million for 2015. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency net assets would have had an impact of approximately $53 million on our foreign net assets as of January 1, 2016.

Interest Rates – Historically, we have entered into interest rate swap agreements in order to hedge against potential changes in cash flows on our outstanding variable rate debt. As a result of the Lake Region Medical acquisition, the forecasted cash flows that our interest rate swaps were hedging were no longer expected to occur. Accordingly, during 2015, we terminated our outstanding interest rate swap agreements resulting in a $2.8 million payment to the interest rate swap counterparty. As of January 1, 2016, we have no interest rate swap agreements outstanding.
As of January 1, 2016, we had $1.7 billion in outstanding debt, of which $360 million related to our Senior Notes which has a fixed interest rate of 9.125%, $375 million related to our TLA Facility which has a variable interest rate, and $1,025 million related to our TLB Facility which has a 1.00% LIBOR floor, thus has a variable interest rate when LIBOR is above 1.00%. Interest rates on our TLA Facility and TLB Facility, reset, at our option, based upon the prime rate or LIBOR rate, thus subjecting us to interest rate risk. We are currently evaluating our interest rate risk exposures and may take steps to mitigate these exposures as appropriate. Refer to Note 9 “Debt” of the Notes to the Consolidated Financial Statements in Item 8 of this report for additional information about our outstanding debt. A hypothetical one percentage point (100 basis points) increase in the LIBOR rate on the $1.4 billion of unhedged variable rate debt outstanding at January 1, 2016 would increase our interest expense by approximately $7 million.

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
As of January 1, 2016, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of January 1, 2016 is effective.
In conducting the evaluation of the effectiveness of internal control over financial reporting as of January 1, 2016, as permitted by the guidance issued by the Office of the Chief Accountant of the Securities and Exchange Commission, management excluded the following subsidiary acquired in 2015:

•	Lake Region Medical Holdings, Inc.
This subsidiary represented approximately 66% of total assets, 17% of revenues, and 229% of net loss of the consolidated financial statement amounts as of and for the year ended January 1, 2016. See Note 2 – “Acquisitions” of the Notes to Consolidated Financial Statements contained in Item 8 of this report for a discussion of this acquisition and its impact on the Company’s Consolidated Financial Statements.
The effectiveness of internal control over financial reporting as of January 1, 2016 has been audited by Deloitte & Touche LLP, the Company’s independent registered public accounting firm.
Dated: March 1, 2016

/s/ Thomas J. Hook	/s/ Michael Dinkins
Thomas J. Hook	Michael Dinkins
President & Chief Executive Officer	Executive Vice President & Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Greatbatch, Inc.
Frisco, Texas

We have audited the internal control over financial reporting of Greatbatch, Inc. and subsidiaries (the “Company”) as of January 1, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Lake Region Medical Holdings, Inc., which was acquired on October 27, 2015 and whose consolidated financial statements constitute 66% of total assets, 17% of revenues, and 229% of net loss of the consolidated financial statement amounts as of and for the year ended January 1, 2016. Accordingly, our audit did not include the internal control over financial reporting at Lake Region Medical Holdings, Inc. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended January 1, 2016 of the Company and our report dated March 1, 2016 expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule, and included explanatory paragraphs regarding the Company’s changes in method of accounting for its debt issuance costs and deferred income taxes.

/s/ Deloitte & Touche LLP

Williamsville, New York
March 1, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Greatbatch, Inc.
Frisco, Texas

We have audited the accompanying consolidated balance sheets of Greatbatch, Inc. and subsidiaries (the “Company”) as of January 1, 2016 and January 2, 2015, and the related consolidated statements of operations and comprehensive income (loss), cash flows, and stockholders’ equity for each of the three years in the period ended January 1, 2016. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 1, 2016 and January 2, 2015, and the results of its operations and its cash flows for each of the three years in the period ended January 1, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for debt issuance costs as of January 1, 2016 and January 2, 2015 due to the adoption of Accounting Standards Update (“ASU”) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs and ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.
As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for deferred income taxes as of January 1, 2016 due to the adoption of Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 1, 2016, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Williamsville, New York
March 1, 2016

GREATBATCH, INC.
CONSOLIDATED BALANCE SHEETS

	At
(in thousands except share and per share data)	January 1, 2016	January 2, 2015
ASSETS
Current assets:
Cash and cash equivalents	$82,478	$76,824
Accounts receivable, net of allowance for doubtful accounts of $1.0 million in 2015 and $1.4 million in 2014	207,342	124,953
Inventories	252,166	129,242
Refundable income taxes	11,730	1,716
Deferred income taxes	—	6,168
Prepaid expenses and other current assets	20,888	11,780
Total current assets	574,604	350,683
Property, plant and equipment, net	379,492	144,925
Amortizing intangible assets, net	893,977	65,337
Indefinite-lived intangible assets	90,288	20,288
Goodwill	1,013,570	354,393
Deferred income taxes	3,587	2,626
Other assets	26,618	16,870
Total assets	$2,982,136	$955,122
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$29,000	$11,250
Accounts payable	84,362	46,436
Income taxes payable	3,221	2,003
Deferred income taxes	—	588
Accrued expenses	97,257	48,384
Total current liabilities	213,840	108,661
Long-term debt	1,685,053	175,363
Deferred income taxes	221,804	53,195
Other long-term liabilities	10,814	4,541
Total liabilities	2,131,511	341,760
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value, authorized 100,000,000 shares; no shares issued or outstanding in 2015 or 2014	—	—
Common stock, $0.001 par value, authorized 100,000,000 shares; 30,664,119 shares issued and 30,601,167 shares outstanding in 2015; 25,099,293 shares issued and 25,070,931 shares outstanding in 2014	31	25
Additional paid-in capital	620,470	366,073
Treasury stock, at cost, 62,952 shares in 2015 and 28,362 shares in 2014	(3,100)	(1,307)
Retained earnings	231,854	239,448
Accumulated other comprehensive income	1,370	9,123
Total stockholders’ equity	850,625	613,362
Total liabilities and stockholders’ equity	$2,982,136	$955,122
The accompanying notes are an integral part of these consolidated financial statements.

GREATBATCH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Year Ended
(in thousands except per share data)	January 1, 2016	January 2, 2015	January 3, 2014
Sales	$800,414	$687,787	$663,945
Cost of sales	565,279	456,389	444,632
Gross profit	235,135	231,398	219,313
Operating expenses:
Selling, general and administrative expenses	102,530	90,602	88,107
Research, development and engineering costs, net	52,995	49,845	54,077
Other operating expenses, net	66,464	15,297	15,790
Total operating expenses	221,989	155,744	157,974
Operating income	13,146	75,654	61,339
Interest expense	33,513	4,252	11,261
(Gain) loss on cost and equity method investments, net	(3,350)	(4,370)	694
Other (income) expense, net	(1,317)	(807)	546
Income (loss) before provision for income taxes	(15,700)	76,579	48,838
Provision (benefit) for income taxes	(8,106)	21,121	12,571
Net income (loss)	$(7,594)	$55,458	$36,267
Earnings (loss) per share:
Basic	$(0.29)	$2.23	$1.51
Diluted	$(0.29)	$2.14	$1.43
Weighted average shares outstanding:
Basic	26,363	24,825	23,991
Diluted	26,363	25,975	25,323
Comprehensive Income (Loss)
Net income (loss)	$(7,594)	$55,458	$36,267
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(7,841)	(3,502)	1,521
Net change in cash flow hedges, net of tax	108	(1,359)	(382)
Defined benefit plan liability adjustment, net of tax	(20)	(374)	272
Other comprehensive income (loss)	(7,753)	(5,235)	1,411
Comprehensive income (loss)	$(15,347)	$50,223	$37,678
The accompanying notes are an integral part of these consolidated financial statements.

GREATBATCH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
(in thousands)	January 1, 2016	January 2, 2015	January 3, 2014
Cash flows from operating activities:
Net income (loss)	$(7,594)	$55,458	$36,267
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	44,632	37,197	35,966
Debt related charges included in interest expense	11,320	773	6,366
Inventory step-up amortization	22,986	260	—
Stock-based compensation	9,376	13,186	14,101
Non-cash (gain) loss on cost and equity method investments, net	275	(4,370)	694
Other non-cash (gains) losses, net	1,093	(3,214)	255
Deferred income taxes	(10,298)	531	(29,856)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	3,684	(11,731)	7,379
Inventories	(25,752)	(6,726)	(11,508)
Prepaid expenses and other assets	(1,861)	(3,281)	(353)
Accounts payable	3,129	(970)	1,307
Accrued expenses	(28,605)	1,214	(1,176)
Income taxes payable	(9,906)	2,949	(2,687)
Net cash provided by operating activities	12,479	81,276	56,755
Cash flows from investing activities:
Proceeds from sale of orthopaedic product lines	—	2,655	4,746
Acquisition of property, plant and equipment	(44,616)	(24,827)	(18,858)
Proceeds from sale of property, plant and equipment	746	4	300
Proceeds from sale (purchase of) cost and equity method investments, net	(6,300)	2,248	(3,732)
Acquisitions, net of cash acquired	(423,389)	(16,002)	—
Other investing activities, net	—	—	(740)
Net cash used in investing activities	(473,559)	(35,922)	(18,284)
Cash flows from financing activities:
Principal payments of long-term debt	(1,232,175)	(10,000)	(458,282)
Proceeds from issuance of long-term debt, net of discount	1,749,750	—	425,000
Issuance of common stock	6,583	8,278	12,807
Payment of debt issuance costs	(45,933)	—	(2,802)
Purchase of non-controlling interests	(9,875)	—	—
Other financing activities, net	(440)	(655)	(81)
Net cash provided by (used in) financing activities	467,910	(2,377)	(23,358)
Effect of foreign currency exchange rates on cash and cash equivalents	(1,176)	(1,618)	68
Net increase in cash and cash equivalents	5,654	41,359	15,181
Cash and cash equivalents, beginning of year	76,824	35,465	20,284
Cash and cash equivalents, end of year	$82,478	$76,824	$35,465
The accompanying notes are an integral part of these consolidated financial statements.

GREATBATCH, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
(in thousands)	Shares	Amount		Shares	Amount
At December 28, 2012	23,732	$24	$320,618	(20)	$(452)	$147,723	$12,947	$480,860
Stock-based compensation	—	—	9,333	—	—	—	—	9,333
Net shares issued (acquired) under stock incentive plans	636	—	12,245	(17)	(780)	—	—	11,465
Income tax benefit from stock options, restricted stock and restricted stock units	—	—	242	—	—	—	—	242
Shares contributed to 401(k) Plan	91	—	2,477	—	—	—	—	2,477
Net income	—	—	—	—	—	36,267	—	36,267
Total other comprehensive income, net	—	—	—	—	—	—	1,411	1,411
At January 3, 2014	24,459	24	344,915	(37)	(1,232)	183,990	14,358	542,055
Stock-based compensation	—	—	8,921	—	—	—	—	8,921
Net shares issued (acquired) under stock incentive plans	640	1	7,754	(86)	(4,290)	—	—	3,465
Income tax benefit from stock options, restricted stock and restricted stock units	—	—	4,357	—	—	—	—	4,357
Shares contributed to 401(k) Plan	—	—	126	95	4,215	—	—	4,341
Net income	—	—	—	—	—	55,458	—	55,458
Total other comprehensive loss, net	—	—	—	—	—	—	(5,235)	(5,235)
At January 2, 2015	25,099	25	366,073	(28)	(1,307)	239,448	9,123	613,362
Stock-based compensation	—	—	9,364	—	—	—	—	9,364
Net shares issued (acquired) under stock incentive plans	585	1	5,764	(107)	(5,261)	—	—	504
Income tax benefit from stock options, restricted stock and restricted stock units	—	—	5,639	—	—	—	—	5,639
Shares contributed to 401(k) Plan	—	—	452	72	3,468	—	—	3,920
Issuance of shares in connection with acquisition	4,980	5	245,363	—	—	—	—	245,368
Issuance of roll-over options in connection with acquisition	—	—	4,508	—	—	—	—	4,508
Purchase of non-controlling interests in subsidiaries	—	—	(16,693)	—	—	—	—	(16,693)
Net loss	—	—	—	—	—	(7,594)	—	(7,594)
Total other comprehensive loss, net	—	—	—	—	—	—	(7,753)	(7,753)
At January 1, 2016	30,664	$31	$620,470	(63)	$(3,100)	$231,854	$1,370	$850,625
The accompanying notes are an integral part of these consolidated financial statements.

GREATBATCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation – The consolidated financial statements include the accounts of Greatbatch, Inc. and its wholly owned subsidiaries (collectively, the “Company” or “Greatbatch”). All intercompany balances and transactions have been eliminated in consolidation.
Nature of Operations – On October 27, 2015, the Company acquired all of the outstanding common stock of Lake Region Medical Holdings, Inc. (“Lake Region Medical”) for a total purchase price including debt assumed of approximately $1.77 billion. As a result, the Company now has three reportable segments: Greatbatch Medical, QiG Group (“QiG”), and Lake Region Medical. In February 2016, Greatbatch announced that its Board of Directors has approved the spin-off of a portion of its QiG segment through a tax-free distribution of its QiG Group LLC subsidiary to the stockholders of Greatbatch on a pro rata basis (the “Spin-off”). Immediately prior to completion of the Spin-off, QiG Group LLC will be converted into a corporation organized under the laws of Delaware and change its name to Nuvectra Corporation (“Nuvectra”). The Spin-off is expected to be completed in March 2016. As a result of the Lake Region Medical acquisition and the pending Spin-off, the Company is reevaluating its operating and reporting segments, which is expected to be finalized in 2016 once the corporate and management reporting structure realignment is completed. Note 19 “Business Segment, Geographic and Concentration Risk Information” contains additional information on our reporting segments.
Simultaneous with the close of the Lake Region Medical acquisition, the Company also announced its intention to rename the combined entity Integer Holdings Corporation. Integer is defined as complete, whole, and comprehensive, and represents the joining of Greatbatch and Lake Region Medical as well as the combined company's product and service offerings provided to customers. The new name is subject to Greatbatch shareholder approval at the May 2016 annual meeting.
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
The QiG segment focuses on the design and development of medical device systems and components. QiG is in the process of developing applications for its neurostimulation technology platform for emerging indications such as spinal cord stimulation (“SCS”), sacral nerve stimulation (“SNS”), and deep brain stimulation (“DBS”), among others. QiG’s Algostim, LLC (“Algostim”) subsidiary is focused on the development and commercialization of its Algovita SCS system (“Algovita”), the first application of its neurostimulation technology platform and received PMA approval in the fourth quarter of 2015. QiG’s PelviStim LLC (“PelviStim”) subsidiary is focused on the commercialization of QiG’s neurostimulation technology platform for SNS. The QiG segment also includes NeuroNexus Technologies, Inc. (“NeuroNexus”), and Centro de Construcción de Cardioestimuladores del Uruguay (“CCC”). The Spin-off is expected to consist of QiG Group LLC and its subsidiaries Algostim, PelviStim and NeuroNexus. The operations of CCC and certain other existing QiG research and development capabilities will be retained and not included as part of the Spin-off.
Lake Region Medical has operated as a new segment for Greatbatch since it was acquired during the fourth quarter of 2015. This segment specializes in the design, development, and manufacturing of products across the medical component and device spectrum, primarily serving the cardio, vascular and advanced surgical markets. Lake Region Medical offers fully integrated outsourced manufacturing, regulatory and engineering services, contract manufacturing, finished device assembly services, original device development, and supply chain management to its customers.
The Company’s customers include large multi-national original equipment manufacturers (“OEMs”) and their affiliated subsidiaries.
Fiscal Year End – The Company utilizes a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31. Fiscal years 2015, 2014 and 2013 ended on January 1, 2016, January 2, 2015 and January 3, 2014. Fiscal years 2015 and 2014 each contained fifty-two weeks, while fiscal year 2013 contained fifty-three weeks.
Fair Value Measurements – Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e. the “exit price”) in an orderly transaction between market participants at the measurement date. Accounting Standards Codification (“ASC”) 820, Fair Value Measurements, establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most

GREATBATCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs as follows:
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
Cash and Cash Equivalents – Cash and cash equivalents consist of cash and highly liquid, short-term investments with maturities at the time of purchase of three months or less. The carrying amount of cash and cash equivalents approximated their fair value as of January 1, 2016 and January 2, 2015 based upon the short-term nature of these instruments.
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
Allowance for Doubtful Accounts – The Company provides credit, in the normal course of business, to its customers in the form of trade receivables. Credit is extended based on evaluation of a customer’s financial condition and collateral is not required. The Company maintains an allowance for those customer receivables that it does not expect to collect. The Company accrues its estimated losses from uncollectable accounts receivable to the allowance based upon recent historical experience, the length of time the receivable has been outstanding and other specific information as it becomes available. Provisions to the allowance for doubtful accounts are charged to current operating expenses. Actual losses are charged against this allowance when incurred. The carrying amount of trade receivables approximated their fair value as of January 1, 2016 and January 2, 2015 based upon the short-term nature of these assets.
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

GREATBATCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Amortizing Intangible Assets – Amortizing intangible assets consists primarily of purchased technology and patents, and customer lists. The Company amortizes its definite-lived intangible assets over their estimated useful lives utilizing an accelerated or straight-line method of amortization, which approximates the projected cash flows used to fair value those intangible assets at the time of acquisition. When the straight-line method of amortization is utilized, the estimated useful life of the intangible asset is shortened to assure that recognition of amortization expense corresponds with the expected cash flows. The amortization period for the Company’s amortizing intangible assets are as follows: purchased technology and patents 5-15 years; customer lists 7-20 years and other intangible assets 1-10 years. Refer to Note 7 “Intangible Assets” for additional information on the Company’s amortizing intangible assets.
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

GREATBATCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company completed its annual goodwill impairment assessment for 2015 by performing a step zero qualitative analysis. As part of this analysis, the Company evaluated factors including, but not limited to, macro-economic conditions, market and industry conditions, cost factors, competitive environment, share price fluctuations, results of the last impairment test, and the operational stability and the overall financial performance of the reporting units. After completing the analysis, the Company determined that it was more likely than not that its reporting units fair values are greater than the reporting units carrying values and the two-step impairment test is not necessary.
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
Debt Issuance Costs and Discounts – In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” This ASU requires that debt issuance costs be presented as a direct reduction to the carrying amount of the related debt in the balance sheet rather than as a deferred charge, consistent with the presentation of discounts on debt. ASU 2015-15, “Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements,” was issued in August 2015 to clarify that the U.S. Securities and Exchange Commission (“SEC”) staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.
As permitted, during the fourth quarter of 2015, the Company elected to early adopt these ASUs and has elected to retrospectively apply this guidance. As a result, the Company has classified $35.9 million and $0.9 million as of January 1, 2016 and January 2, 2015, respectively, of deferred debt issuance costs associated with its term-debt from Other Assets to Long-Term Debt in the Consolidated Balance Sheets. Deferred debt issuance costs associated with the Company’s revolving credit facility of $4.8 million and $2.2 million as of January 1, 2016 and January 2, 2015, respectively, are classified within Other Assets.
Debt issuance costs incurred in connection with the Company’s issuance of its revolving credit facility are amortized to Interest Expense on a straight-line basis over the contractual term of the credit facility. Unamortized debt issuance costs and unamortized debt discounts related to the Company’s term-debt are recorded as a reduction of the carrying value of the related debt. These debt issuance costs and discounts are amortized to Interest Expense using the effective interest method over the period from the date of issuance to the put option date (if applicable) or the maturity date, whichever is earlier. The amortization of debt issuance costs and discounts are included in Debt Related Amortization Included in Interest Expense in the Consolidated Statements of Cash Flows. Note 9 “Debt” contains additional information on the Company’s debt issuance costs and discounts.
Other Long-Term Assets – Other long-term assets also include investments in equity securities of entities that are not publicly traded and which do not have readily determinable fair values. The Company accounts for investments in these entities under the cost or equity method depending on the type of ownership interest, as well as the Company’s ability to exercise influence over these entities. Equity method investments are initially recorded at cost, and are subsequently adjusted to reflect the Company’s share of earnings or losses of the investee. Cost method investments are recorded at historical cost. Each reporting period, management evaluates these cost and equity method investments to determine if there are any events or circumstances that are likely to have a significant effect on the fair value of the investment. Examples of such impairment indicators include, but are not limited to: a recent sale or offering of similar shares of the investment at a price below the Company’s cost basis; a significant deterioration in earnings performance; a significant change in the regulatory, economic or technological environment of the investee; or a significant doubt about an investee’s ability to continue as a going concern. If an impairment indicator is identified, management will estimate the fair value of the investment and compare it to its carrying value. The estimation of fair value considers all available financial information related to the investee, including, but not limited to, valuations based on recent third-party equity investments in the investee. If the fair value of the investment is less than its carrying value, the investment is impaired and a determination as to whether the impairment is other-than-temporary is made. Impairment is deemed to be other-than-temporary unless the Company has the ability and intent to hold the investment for a period sufficient for a market recovery up to the carrying value of the investment. Further, evidence must indicate that the carrying value of the investment is recoverable within a reasonable period. For other-than-temporary impairments, an impairment loss is recognized equal to the difference between the investment’s carrying value and its fair value. The Company has determined that these investments are not considered variable interest entities. The Company’s exposure related to these

GREATBATCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

entities is limited to its recorded investment. These investments are in start-up research and development companies whose fair value is highly subjective in nature and subject to future fluctuations, which could be significant.
Income Taxes – The consolidated financial statements of the Company have been prepared using the asset and liability approach in accounting for income taxes, which requires the recognition of deferred income taxes for the expected future tax consequences of net operating losses, credits, and temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided on deferred tax assets if it is determined, within each taxing jurisdiction, that it is more likely than not that the asset will not be realized.
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
The Company and its subsidiaries file a consolidated U.S. federal income tax return. State tax returns are filed on a combined or separate basis depending on the applicable laws in the jurisdictions where the tax returns are filed. The Company also files foreign tax returns on a separate company basis in the countries in which it operates.
In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes.” This ASU requires entities that present a classified balance sheet to classify all deferred income taxes as noncurrent assets or noncurrent liabilities. Previous accounting principles required an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified balance sheet. As permitted, during the fourth quarter of 2015, the Company elected to early adopt this ASU and has elected to prospectively apply its guidance. As a result, all deferred tax assets or liabilities shown in the Consolidated Balance Sheet as of January 1, 2016, are classified as noncurrent. Prior periods were not retrospectively adjusted for the adoption of this ASU. See Note 14 “Income Taxes” for additional information.
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
Derivative Financial Instruments – The Company recognizes all derivative financial instruments in its consolidated financial statements at fair value. Changes in the fair value of derivative instruments are recorded in earnings unless hedge accounting criteria are met. The Company designated its interest rate swaps (See Note 9 “Debt”) and foreign currency contracts (See Note 15 “Commitments and Contingencies”) entered into as cash flow hedges. The effective portion of the changes in fair value of these cash flow hedges is recorded each period, net of tax, in Accumulated Other Comprehensive Income until the related hedged transaction occurs. Any ineffective portion of the changes in fair value of these cash flow hedges is recorded in earnings. In the event the hedged cash flow for forecasted transactions does not occur, or it becomes probable that they will not occur, the Company reclassifies the amount of any gain or loss on the related cash flow hedge to income (expense) at that time. Cash flows related to these derivative financial instruments are included in cash flows from operating activities. The cash flows from the termination of interest rate swap agreements are reported as operating activities in the consolidated statements of cash flows.
Revenue Recognition – The Company recognizes revenue when it is realized or realizable and earned. This occurs when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable (including any price concessions under long-term agreements), the buyer is obligated to pay us (i.e., not contingent on a future event), the risk of loss is transferred, there is no obligation of future performance, collectability is reasonably assured and the amount of future returns can reasonably be estimated. With regards to the Company’s customers (including distributors), those criteria are met when title passes, generally at the point of shipment. Currently, the revenue recognition policy is the same for Greatbatch Medical, Lake Region Medical and QiG. In general, for customers with long-term contracts, we have negotiated fixed pricing arrangements. During new contract negotiations, price level decreases (concessions) for future

GREATBATCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

sales may be offered to customers in exchange for volume and/or long-term commitments. Once the new contracts are signed, these prices are fixed and determinable for all future sales. The Company includes shipping and handling fees billed to customers in Sales. Shipping and handling costs associated with inbound and outbound freight are recorded in Cost of Sales. Taxes collected from customers relating to product sales and remitted to governmental authorities are accounted for on a net basis. Accordingly, such taxes are excluded from Sales and Cost of Sales. In certain instances the Company obtains component parts from its customers that are included in the final product sold back to the same customer. These amounts are excluded from Sales and Cost of Sales recognized by the Company. The cost of these customer supplied component parts amounted to $44.3 million, $48.1 million and $45.3 million in fiscal years 2015, 2014 and 2013, respectively.
Environmental Costs – Environmental expenditures that relate to an existing condition caused by past operations and that do not provide future benefits are expensed as incurred. Liabilities are recorded when environmental assessments are made, the requirement for remedial efforts is probable and the amount of the liability can be reasonably estimated. Liabilities are recorded generally no later than the completion of feasibility studies. The Company has an ongoing monitoring and identification process to assess how the activities, with respect to known exposures, are progressing against the recorded liabilities, as well as to identify other potential remediation sites that are presently unknown.
Restructuring – The Company continually evaluates alternatives to align the business with the changing needs of its customers and to lower operating costs. This includes the realignment of its existing manufacturing capacity, facility closures, or similar actions, either in the normal course of business or pursuant to significant restructuring programs. These actions may result in employees receiving voluntary or involuntary employee termination benefits, which may be pursuant to contractual agreements. Voluntary termination benefits are accrued when an employee accepts the related offer. Involuntary termination benefits are accrued upon the commitment to a termination plan and the benefit arrangement is communicated to affected employees, or when liabilities are determined to be probable and estimable, depending on the existence of a substantive plan for severance or termination. All other exit costs are expensed as incurred. Refer to Note 13 “Other Operating Expenses, Net” for additional information.
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
Research, Development and Engineering Costs, Net (“RD&E”) – RD&E costs are expensed as incurred. The primary costs are salary and benefits for personnel, material costs used in development projects and subcontracting costs. Cost reimbursements for certain engineering services from customers for whom the Company designs products are recorded as an offset to engineering costs upon achieving development milestones specified in the contracts. These reimbursements do not cover the complete cost of the development projects. Additionally, the technology developed under these cost reimbursement projects is owned by the Company and is utilized for future products developed for other customers.
In-process research and development (“IPR&D”) represents research projects acquired in a business combination which are expected to generate cash flows but have not yet reached technological feasibility. The primary basis for determining the technological feasibility of these projects is whether or not regulatory approval has been obtained. The Company classifies IPR&D acquired in a business combination as an indefinite-lived intangible asset until the completion or abandonment of the associated projects. Upon completion, the Company determines the useful life of the IPR&D and begins amortizing the assets to reflect their use over their remaining lives. Upon permanent abandonment, the remaining carrying amount of the associated IPR&D is written-off. The Company tests the IPR&D acquired for impairment at least annually, and more frequently if events or changes in circumstances indicate that the assets may be impaired. The impairment test consists of a comparison of the fair value of the intangible assets with their carrying amount. If the carrying amount exceeds its fair value, the Company would record an impairment loss in an amount equal to the excess.
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

GREATBATCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Net foreign currency transaction gains and losses are included in Other (Income) Expense, Net and amounted to a gain of $1.3 million for 2015, a gain of $1.3 million for 2014 and a loss of $0.1 million for 2013.
Defined Benefit Plans – The Company recognizes in its balance sheet as an asset or liability the overfunded or underfunded status of its defined benefit plans provided to its employees located in Mexico, Switzerland, France and Germany. This asset or liability is measured as the difference between the fair value of plan assets, if any, and the benefit obligation of those plans. For these plans, the benefit obligation is the projected benefit obligation, which is calculated based on actuarial computations of current and future benefits for employees. Actuarial gains or losses and prior service costs or credits that arise during the period, but are not included as components of net periodic benefit expense, are recognized as a component of Accumulated Other Comprehensive Income. Defined benefit expenses are charged to Cost of Sales, SG&A and RD&E expenses as applicable. Note 10 “Benefit Plans” contains additional information on these costs.
Earnings (Loss) Per Share (“EPS”) – Basic EPS is calculated by dividing Net Income (Loss) by the weighted average number of shares outstanding during the period. Diluted EPS is calculated by adjusting the weighted average number of shares outstanding for potential common shares if dilutive to the EPS calculation and consist of stock options, unvested restricted stock and restricted stock units and, if applicable, contingently convertible instruments such as convertible debt. Note 16 “Earnings (Loss) Per Share” contains additional information on the computation of the Company’s EPS.
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
Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of sales and expenses during the reporting periods. Actual results could differ materially from those estimates.
Reclassifications – Certain prior period amounts have been reclassified to conform to current year presentation. Refer to Note 19, “Business Segment, Geographic and Concentration Risk Information,” for a description of the changes made to the Company’s prior period product line sales classification to reflect the current year presentation. Additionally, during the current year the Company disclosed the Proceeds from Sale of Property, Plant and Equipment and Inventory Step-up amortization separately in the Consolidated Statements of Cash Flows as these amounts were more material for disclosure in the current year.
Recently Issued Accounting Pronouncements Not Yet Adopted – In the normal course of business, management evaluates all new accounting pronouncements issued by the FASB, SEC, Emerging Issues Task Force (“EITF”), or other authoritative accounting bodies to determine the potential impact they may have on the Company’s Consolidated Financial Statements. Based upon this review, except as noted below, management does not expect any of the recently

GREATBATCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

issued accounting pronouncements, which have not already been adopted, to have a material impact on the Company’s Consolidated Financial Statements.
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which requires companies to recognize all leases as assets and liabilities on the consolidated balance sheet. This ASU retains a distinction between finance leases and operating leases, and the classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the current accounting literature. The result of retaining a distinction between finance leases and operating leases is that under the lessee accounting model in Topic 842, the effect of leases in a consolidated statement of comprehensive income and a consolidated statement of cash flows is largely unchanged from previous GAAP.  The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Earlier application is permitted. The Company is currently evaluating the impact that the adoption of this ASU will have on its Consolidated Financial Statements.
In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” This ASU requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; requires entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset and requires entities to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option. The new ASU is effective for public companies for fiscal years beginning after December 15, 2017. Early adoption of the own credit provision is permitted. The Company is currently evaluating the impact that the adoption of this ASU will have on its Consolidated Financial Statements.
In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments,” which amends the guidance for measurement-period adjustments related to business combinations. The amended ASU requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustments are determined. The acquirer will be required to record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date and disclose what the amounts in the previous periods would have been if those changes were made as of the acquisition date. This ASU is effective for adjustments to provisional amounts that occur in annual periods and interim periods within those annual periods beginning after December 15, 2015. The Company is currently assessing the impact of adopting this ASU on its Consolidated Financial Statements.
In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory,” which simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This ASU is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company is currently assessing the impact of adopting this ASU on its Consolidated Financial Statements.
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” The core principle behind ASU No. 2014-09 is that an entity should recognize revenue in an amount that reflects the consideration to which the entity expects to be entitled in exchange for delivering goods and services. This model involves a five-step process that includes identifying the contract with the customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations in the contract and recognizing revenue when the entity satisfies the performance obligations. This ASU allows two methods of adoption; a full retrospective approach where historical financial information is presented in accordance with the new standard, and a modified retrospective approach where this ASU is applied to the most current period presented in the financial statements. In August 2015, the FASB issued ASU No 2015-14 “Revenue from Contracts with Customers: Deferral of the Effective Date,” which deferred the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, with earlier application permitted as of annual reporting periods beginning after December 15, 2016. The Company is currently assessing the financial impact of adopting ASU 2014-09 and the methods of adoption; however, given the scope of the new standard, the Company is currently unable to provide a reasonable estimate regarding the financial impact or which method of adoption will be elected.

GREATBATCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In April 2014, the FASB issued ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which amends the definition of a discontinued operation and requires entities to provide additional disclosures about disposal transactions that do not meet the discontinued operations criteria. The revised ASU changes how entities identify and disclose information about disposal transactions under U.S. GAAP. This ASU is effective prospectively for all disposals (except disposals classified as held for sale before the adoption date) or components initially classified as held for sale in periods beginning on or after December 15, 2014. This ASU is applicable for disposal transactions, if any, that the Company enters into after January 2, 2015. This ASU did not materially impact the Company’s Consolidated Financial Statements.

2.	ACQUISITIONS
Lake Region Medical Holdings, Inc.
On October 27, 2015, the Company acquired all of the outstanding common stock of Lake Region Medical Holdings, Inc. for a total purchase price including debt assumed of approximately $1.77 billion. Lake Region Medical specializes in the design, development, and manufacturing of products across the medical component and device spectrum primarily serving the cardio, vascular and advanced surgical markets.
The aggregate consideration paid by the Company to the stockholders of Lake Region Medical consisted of the following (in thousands):

Cash consideration paid to Lake Region Medical stockholders and equity award holders	$478,490
Fair value of shares of Greatbatch common stock issued to Lake Region Medical stockholders	245,368
Fair value of replacement stock options attributable to pre-acquisition service	4,508
Total purchase consideration	$728,366
The fair value of the Greatbatch common stock issued as part of the consideration was determined based upon the closing stock price of Greatbatch’s shares as of the acquisition date. The fair value of the Greatbatch stock options issued as part of the consideration was determined utilizing a Black-Scholes option pricing model as of the acquisition date. Concurrently with the closing of the acquisition, the Company repaid all of the outstanding debt of Lake Region Medical of approximately $1.0 billion. The cash portion of the purchase price and the repayment of Lake Region Medical’s debt was primarily funded through a new senior secured credit facility and the issuance of senior notes. See Note 9 “Debt” for additional information regarding the Company’s debt. The Company believes that the combination of Greatbatch and Lake Region Medical brings together two highly complementary organizations that can provide a new level of industry leading capabilities and services to original equipment manufacturer customers while building value for shareholders. Through this acquisition, the Company believes that it will be at the forefront of innovating technologies and products that help change the face of healthcare, providing its customers with a distinct advantage as they bring complete systems and solutions to market. In turn, Greatbatch’s customers will be able to accelerate patient access to life enhancing therapies. The transaction is consistent with Greatbatch's strategy of achieving profitable growth and continuous improvement to drive margin expansion.
The operating results of Lake Region Medical have been included in the Company’s Lake Region Medical segment from the date of acquisition. For 2015, Lake Region Medical added $138.6 million to the Company’s revenue and increased the Company’s net loss by approximately $17.4 million.
This transaction was accounted for under the acquisition method of accounting. Accordingly, the cost of the acquisition was allocated to the Lake Region Medical assets acquired and liabilities assumed based on their fair values as of the closing date of the acquisition, with the amount exceeding the fair value of the net assets acquired recorded as goodwill. The value assigned to certain assets and liabilities are preliminary and are subject to revision as more detailed analyses are completed and additional information about the fair value of assets acquired and liabilities assumed become available. The final allocation may include changes to the acquisition date fair value of intangible assets, goodwill, deferred taxes, as well as operating assets and liabilities, some of which may result in material adjustments.

GREATBATCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the preliminary allocation of Lake Region Medical purchase price to the assets acquired and liabilities assumed (in thousands):

Assets acquired
Current assets	$269,815
Property, plant and equipment	216,473
Amortizing intangible assets	849,000
Indefinite-lived intangible assets	70,000
Goodwill	661,788
Other non-current assets	1,629
Total assets acquired	2,068,705
Liabilities assumed
Current liabilities	102,485
Debt assumed	1,044,675
Other long-term liabilities	193,179
Total liabilities assumed	1,340,339
Net assets acquired	$728,366
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
The fair value of in-process and finished goods inventory acquired was estimated by applying a version of the market approach called the comparable sales method. This approach estimates the fair value of the assets by calculating the potential revenue generated from selling the inventory and subtracting from it the costs related to the completion and sale of that inventory and a reasonable profit allowance. Based upon this methodology, the Company recorded the inventory acquired at fair value resulting in an increase in inventory of $23.0 million.
Property, Plant and Equipment – The fair value of PP&E acquired was estimated by applying the cost approach for personal property, buildings and building improvements and the market approach for land. The cost approach was applied by developing a replacement cost and adjusting for depreciation and obsolescence. The value of the land acquired was derived from market prices for comparable properties.

GREATBATCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets – The purchase price was allocated to intangible assets as follows (dollars in thousands):

Amortizing Intangible Assets	Fair Value Assigned	Weighted Average Amortization Period (Years)	Estimated Useful Life (Years)	Weighted Average Discount Rate
Technology	$160,000	7	19	11.5%
Customer lists	689,000	14	29	11.5%
	$849,000	13	27	11.5%
Indefinite-lived Intangible Assets
Trademarks and tradenames	$70,000	N/A	N/A	11.5%
The weighted average amortization period is less than the estimated useful life, as the Company is using an accelerated amortization method, which approximates the distribution of cash flows used to fair value those intangible assets.
Technology – Technology consists of technical processes, patented and unpatented technology, manufacturing know-how, trade secrets and the understanding with respect to products or processes that have been developed by Lake Region Medical and that will be leveraged in current and future products. The fair value of technology acquired was determined utilizing the relief from royalty method, a form of the income approach, with a royalty rate that ranged from 0.5% to 7%. The estimated useful life of the technology is based upon management’s estimate of the product life cycle associated with the technology before they will be replaced by new technologies.
Customer Lists – Customer lists represent the estimated fair value of non-contractual customer relationships Lake Region Medical has as of the acquisition date. The primary customers of Lake Region Medical include large original equipment manufacturers in various geographic locations around the world. These relationships were valued separately from goodwill at the amount that an independent third party would be willing to pay for these relationships. The fair value of customer lists was determined using the multi-period excess-earnings method, a form of the income approach. The estimated useful life of the existing customer base was based upon the historical customer annual attrition rate of 5%, as well as management’s understanding of the industry and product life cycles.
Trademarks and Tradenames – Trademarks and tradenames represent the estimated fair value of Lake Region Medical’s corporate and product names. These tradenames were valued separately from goodwill at the amount that an independent third party would be willing to pay for use of these names. The fair value of the trademarks and tradenames was determined by utilizing the relief from royalty method, a form of the income approach, with a royalty rate that ranged from 0.25% to 1%. Trademarks and tradenames were assumed to have an indefinite useful life based upon the significant value the Lake Region Medical name has with OEMs in the medical component and device industries, their long history of being an industry leader and producing quality and innovative components, and given managements current intention of using this tradename indefinitely, which was assumed to be consistent with what a reasonable market participant would also assume.
Goodwill – The excess of the purchase price over the fair value of net tangible and intangible assets acquired and liabilities assumed was allocated to goodwill. Various factors contributed to the establishment of goodwill, including the value of Lake Region Medical’s highly trained assembled work force and management team, the incremental value resulting from Lake Region Medical’s industry leading capabilities and services to OEMs, enhanced synergies, and the expected revenue growth over time that is attributable to increased market penetration from future products and customers. The goodwill acquired in connection with the acquisition was allocated to the Lake Region Medical segment and is not deductible for tax purposes.
Long-term Debt – The fair value of long-term debt was assumed to be equal to what was paid by Greatbatch at the time of closing in order to retire the debt, including prepayment penalties and fees.
Centro de Construcción de Cardioestimuladores del Uruguay
On August 12, 2014, the Company purchased all of the outstanding common stock of Centro de Construcción de Cardioestimuladores del Uruguay, headquartered in Montevideo, Uruguay. CCC is an active implantable neuromodulation medical device systems developer and manufacturer that produces a range of medical devices including implantable pulse generators, programmer systems, battery chargers, patient wands and leads. This acquisition allows the Company to more broadly partner with medical device companies, complements the Company’s core discrete technology offerings and enhances the Company’s medical device innovation efforts.

GREATBATCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The cost of the acquisition was allocated to the assets acquired and liabilities assumed from CCC based on their fair values as of the closing date of the acquisition, with the amount exceeding the fair value of the net assets acquired recorded as goodwill. The valuation of the assets acquired and liabilities assumed from CCC was finalized during 2015 and did not result in a material adjustment to the original valuation of net assets acquired, including goodwill and therefore was not reflected as a retrospective adjustment to the historical financial statements.
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

GREATBATCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Pro Forma Results (Unaudited) – The following unaudited pro forma information presents the consolidated results of operations of the Company, Lake Region Medical, and CCC as if those acquisitions occurred as of the beginning of fiscal years 2014 (Lake Region Medical) and 2013 (CCC) (in thousands, except per share amounts):

	Year Ended
	January 1, 2016	January 2, 2015	January 3, 2014
Sales	$1,445,689	$1,441,782	$677,657
Net income (loss)	2,405	(25,865)	37,612
Earnings (loss) per share:
Basic	$0.08	$(0.87)	$1.57
Diluted	$0.08	$(0.87)	$1.49
The unaudited pro forma information presents the combined operating results of Greatbatch, Lake Region Medical, and CCC, with the results prior to the acquisition date adjusted to include the pro forma impact of the amortization of acquired intangible assets, the adjustment to interest expense reflecting the amount borrowed in connection with the acquisitions at Greatbatch’s interest rate, and the impact of income taxes on the pro forma adjustments utilizing the applicable statutory tax rate. Fiscal year 2015 pro forma earnings were adjusted to exclude $32.3 million of acquisition-related costs (change-in-control payments, investment banking fees, professional fees), $9.5 million of debt related charges (commitment fees, swap termination fees, debt extinguishment fees) and $23.0 million of nonrecurring amortization expense related to the fair value step-up of inventory incurred in 2015 as a result of the acquisition of Lake Region Medical. Fiscal year 2014 supplemental pro forma earnings were adjusted to include these charges. The unaudited pro forma consolidated basic and diluted earnings (loss) per share calculations are based on the consolidated basic and diluted weighted average shares of Greatbatch. The unaudited pro forma results are presented for illustrative purposes only and do not reflect the realization of potential cost savings, and any related integration costs. Certain costs savings may result from the acquisition; however, there can be no assurance that these cost savings will be achieved. These pro forma results do not purport to be indicative of the results that would have been obtained, or to be a projection of results that may be obtained in the future.

GREATBATCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended
	January 1, 2016	January 2, 2015	January 3, 2014
(in thousands)
Noncash investing and financing activities:
Common stock contributed to 401(k) Plan	$3,920	$4,341	$2,477
Property, plant and equipment purchases included in accounts payable	7,401	2,926	2,103
Common stock issued in connection with Lake Region Medical acquisition	245,368	—	—
Replacement stock options issued in connection with Lake Region Medical acquisition	4,508	—	—
Purchase of non-controlling interests in subsidiaries included in accrued expenses	6,818	—	—
Cash paid during the year for:
Interest	13,057	3,521	4,989
Income taxes	6,312	13,565	44,165
Acquisition of noncash assets	2,013,604	22,434	—
Liabilities assumed	1,340,339	6,432	—

4.	INVENTORIES
Inventories are comprised of the following (in thousands):

	At
	January 1, 2016	January 2, 2015
Raw materials	$107,296	$73,354
Work-in-process	93,729	38,930
Finished goods	51,141	16,958
Total	$252,166	$129,242

5.	ASSETS HELD FOR SALE
Assets held for sale included in Prepaid Expenses and Other Current Assets, is comprised of the following (in thousands):

		At
Asset	Business Segment	January 1, 2016	January 2, 2015
Building and building improvements	Greatbatch Medical	$996	$1,635
During 2014, the Company transferred $2.1 million of assets relating to the Company’s Orvin, Switzerland property to assets held for sale and recognized a $0.4 million impairment charge that was recorded in Other Operating Expenses, Net. During 2015, the Company sold $0.6 million of these assets held for sale with no additional gain or loss recognized. Refer to Note 13 “Other Operating Expenses, Net” for additional information regarding this transaction and Note 18 “Fair Value Measurements” for information regarding the fair value of the assets.

GREATBATCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment are comprised of the following (in thousands):

	At
	January 1, 2016	January 2, 2015
Manufacturing machinery and equipment	$285,068	$167,173
Buildings and building improvements	130,184	89,258
Information technology hardware and software	43,947	31,725
Leasehold improvements	36,745	31,170
Furniture and fixtures	16,243	14,045
Land and land improvements	21,774	10,816
Construction work in process	76,835	14,129
Other	852	629
	611,648	358,945
Accumulated depreciation	(232,156)	(214,020)
Total	$379,492	$144,925
Depreciation expense for property, plant and equipment was as follows (in thousands):

	Year Ended
	January 1, 2016	January 2, 2015	January 3, 2014
Depreciation expense	$27,136	$23,320	$22,799
Construction work in process at January 1, 2016 and January 2, 2015 includes asset purchases related to the Company’s 2014 investment in capacity and capabilities initiatives. Additionally, construction work in process also relates to routine purchases of machinery, equipment, and information technology assets to support normal recurring operations. Refer to Note 13 “Other Operating Expenses, Net” for a description of the Company’s significant capital investment projects.

7.	INTANGIBLE ASSETS
Amortizing intangible assets, net are comprised of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount
At January 1, 2016
Purchased technology and patents	$255,776	$(83,708)	1,444	$173,512
Customer lists	761,857	(40,815)	(986)	720,056
Other	4,534	(4,946)	821	409
Total amortizing intangible assets	$1,022,167	$(129,469)	$1,279	$893,977
At January 2, 2015
Purchased technology and patents	$95,776	$(75,894)	$1,966	$21,848
Customer lists	72,857	(31,460)	1,374	42,771
Other	4,534	(4,619)	803	718
Total amortizing intangible assets	$173,167	$(111,973)	$4,143	$65,337

GREATBATCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Aggregate intangible asset amortization expense is comprised of the following (in thousands):

	Year Ended
	January 1, 2016	January 2, 2015	January 3, 2014
Cost of sales	$7,403	$6,201	$6,822
SG&A	9,681	7,009	5,800
RD&E	412	667	545
Total intangible asset amortization expense	$17,496	$13,877	$13,167
Estimated future intangible asset amortization expense based upon the current carrying value is as follows (in thousands):

Estimated Amortization Expense
2016	$37,854
2017	43,991
2018	44,894
2019	44,960
2020	45,467
Thereafter	676,811
Total estimated amortization expense	$893,977
The change in indefinite-lived intangible assets during 2015 is as follows (in thousands):

Trademarks and Tradenames
At January 2, 2015	$20,288
Indefinite-lived intangible assets acquired	70,000
At January 1, 2016	$90,288
The change in goodwill during 2015 is as follows (in thousands):

	Greatbatch Medical	QiG	Lake Region Medical	Total
At January 2, 2015	$304,297	$50,096	$—	$354,393
Goodwill acquired (Note 2)	—	—	661,788	661,788
Foreign currency translation	(368)	—	(2,243)	(2,611)
At January 1, 2016	$303,929	$50,096	$659,545	$1,013,570
As of January 1, 2016, no accumulated impairment loss has been recognized for the goodwill allocated to the Company’s Greatbatch Medical, QiG or Lake Region Medical segments.

GREATBATCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	ACCRUED EXPENSES
Accrued expenses are comprised of the following (in thousands):

	At
	January 1, 2016	January 2, 2015
Salaries and benefits	$37,579	$20,770
Profit sharing and bonuses	6,781	18,524
Accrued interest	9,378	195
Purchase of non-controlling interest in subsidiaries	6,818	—
Severance and change in control payments	11,969	1,878
Warranty and customer rebates	7,205	660
Other	17,527	6,357
Total	$97,257	$48,384

9.	DEBT
Long-term debt is comprised of the following (in thousands):

	At
	January 1, 2016	January 2, 2015
Senior secured term loan A	$375,000	$—
Senior secured term loan B	1,025,000	—
9.125% senior notes, due 2023	360,000	—
Variable rate term loan	—	187,500
Revolving line of credit	—	—
Less unamortized discount on term loan B and debt issuance costs	(45,947)	(887)
Total debt	1,714,053	186,613
Less current portion of long-term debt	29,000	11,250
Total long-term debt	$1,685,053	$175,363
Senior Secured Credit Facilities – In connection with the Lake Region Medical acquisition, on October 27, 2015, the Company replaced its existing credit facility with new senior secured credit facilities (the “Senior Secured Credit Facilities”) consisting of (i) a $200 million revolving credit facility (the “Revolving Credit Facility”), (ii) a $375 million term loan A facility (the “TLA Facility”), and (iii) a $1,025 million term loan B facility (the “TLB Facility”). The TLA Facility and TLB Facility are collectively referred to as the “Term Loan Facilities.” The TLB facility was issued at a 1% discount.
Term Loan Facilities
The TLA Facility and TLB Facility mature on October 27, 2021 and October 27, 2022, respectively. Interest rates on the TLA Facility, as well as the Revolving Credit Facility, are at the Company’s option, either at: (i) the prime rate plus the applicable margin, which will range between 0.75% and 2.25%, based on the Company’s Total Net Leverage Ratio, as defined in the Senior Secured Credit Facilities agreement or (ii) the applicable LIBOR rate plus the applicable margin, which will range between 1.75% and 3.25%, based on the Company’s Total Net Leverage Ratio. Interest rates on the TLB Facility are, at the Company’s option, either at: (i) the prime rate plus 3.25% or (ii) the applicable LIBOR rate plus 4.25%, with LIBOR subject to a 1.00% floor.
Subject to certain conditions, one or more incremental term loan facilities may be added to the Term Loan Facilities so long as, on a pro forma basis, the Company’s first lien net leverage ratio does not exceed 4.25:1.00.

GREATBATCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of January 1, 2016, the estimated fair value of TLB is $1,013 million, based on quoted market prices for the debt, recent sales prices for the debt and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and is classified as Level 2 measurements within the fair value hierarchy. The par amount of TLA approximated its fair value as of January 1, 2016 based upon the debt being variable rate in nature.
Revolving Credit Facility
The Revolving Credit Facility matures on October 27, 2020. The Revolving Credit Facility also includes a $15 million sublimit for swingline loans and a $30 million sublimit for standby letters of credit (which will subsequently decrease to $25 million on April 27, 2016). The Company is required to pay a commitment fee on the unused portion of the Revolving Credit Facility, which will range between 0.175% and 0.25%, depending on the Company’s Total Net Leverage Ratio. As of January 1, 2016, there were no borrowings on the Revolving Credit Facility, but available borrowing capacity was $186.6 million after giving effect to $13.4 million of outstanding standby letters of credit.
Subject to certain conditions, commitments under the Revolving Credit Facility may be increased through an incremental revolving facility so long as, on a pro forma basis, the Company’s first lien net leverage ratio does not exceed 4.25:1.00.
Covenants
The Revolving Credit Facility and the TLA Facility contain covenants requiring (A) a maximum Total Net Leverage Ratio of 6.50:1.00, subject to step downs and (B) a minimum interest coverage ratio of adjusted EBITDA (as defined in the Senior Secured Credit Facilities) to interest expense of not less than 3.00:1.00. The TLB Facility does not contain any financial maintenance covenants.
The Senior Secured Credit Facilities also contain negative covenants that restrict the Company’s ability to (i) incur additional indebtedness; (ii) create certain liens; (iii) consolidate or merge; (iv) sell assets, including capital stock of the Company’s subsidiaries; (v) engage in transactions with the Company’s affiliates; (vi) create restrictions on the payment of dividends or other amounts to Greatbatch Ltd. from the Company’s restricted subsidiaries; (vii) pay dividends on capital stock or redeem, repurchase or retire capital stock; (viii) pay, prepay, repurchase or retire certain subordinated indebtedness; (ix) make investments, loans, advances and acquisitions; (x) make certain amendments or modifications to the organizational documents of the Company or its subsidiaries or the documentation governing other senior indebtedness of the Company; and (xi) change the Company’s type of business. These negative covenants are subject to a number of limitations and exceptions that are described in the Senior Secured Credit Facilities agreement. As of January 1, 2016, the Company was in compliance with all financial and negative covenants under the Senior Secured Credit Facilities.
The Senior Secured Credit Facilities provide for customary events of default. Upon the occurrence and during the continuance of an event of default, the outstanding advances and all other obligations under the Senior Secured Credit Facilities become immediately due and payable. The Senior Secured Credit Facilities are guaranteed by the Company, as a parent guarantor, and all of the Company’s present and future direct and indirect wholly-owned domestic subsidiaries (other than Greatbatch Ltd., non-wholly owned joint ventures and certain other excluded subsidiaries). The Senior Secured Credit Facilities are secured, subject to certain exceptions, by a first priority security interest in; 1) the present and future shares of capital stock of (or other ownership or profit interests in) Greatbatch Ltd. and each guarantor (except the Company); 2) sixty-six percent (66%) of all present and future shares of voting capital stock of each specified first-tier foreign subsidiary; 3) substantially all of the Company’s, Greatbatch Ltd.’s and each other guarantor’s other personal property; and 4) all proceeds and products of the property and assets of the Company, Greatbatch Ltd. and the other guarantors.
9.125% Senior Notes due 2023 – On October 27, 2015, the Company completed a private offering of $360 million aggregate principal amount of 9.125% senior notes due on November 1, 2023 (the “Senior Notes”). All the Senior Notes are outstanding as of January 1, 2016.
Interest on the Senior Notes is payable on May 1 and November 1 of each year, beginning on May 1, 2016. The Company may redeem the Senior Notes, in whole or in part, prior to November 1, 2018 at a price equal to 100% of the principal amount thereof plus a “make-whole” premium. Prior to November 1, 2018, the Company may redeem up to 40% of the aggregate principal amount of the Senior Notes using the proceeds from certain equity offerings at a redemption price equal to 109.125% of the aggregate principal amount of the Senior Notes. As of January 1, 2016, the estimated fair value of the Senior Notes are $354.6 million, based on quoted market prices of these notes, recent sales prices for the notes and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and is classified as Level 2 measurements within the fair value hierarchy.

GREATBATCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Senior Notes are senior unsecured obligations of the Company. The Senior Notes contain restrictive covenants that, among other things, limit the ability of the Company to: (i) incur or guarantee additional indebtedness or issue certain disqualified stock or preferred stock; (ii) create certain liens; (iii) pay dividends or make distributions in respect of capital stock; (iv) make certain other restricted payments; (v) enter into agreements that restrict certain dividends or other payments; (vi) enter into sale-leaseback agreements; (vii) engage in certain transactions with affiliates; and (viii) consolidate or merge with, or sell substantially all of their assets to, another person. These covenants are subject to a number of limitations and exceptions that are described in the indenture agreement of the Senior Notes. The Senior Notes provide for customary events of default, subject in certain cases to customary cure periods, in which the Senior Notes and any unpaid interest would become due and payable.
As of January 1, 2016, the weighted average interest rate on all outstanding borrowings is 5.69%.
Contractual maturities of the Company’s debt facilities for the next five years and thereafter, excluding any discounts or premiums, as of January 1, 2016 are as follows (in thousands):

2016	$29,000
2017	31,344
2018	40,719
2019	47,750
2020	47,750
Thereafter	1,563,437
Total	$1,760,000
Interest Rate Swaps – From time to time, the Company enters into interest rate swap agreements in order to hedge against potential changes in cash flows on its outstanding variable rate debt. During 2012, the Company entered into a three-year $150 million interest rate swap, which amortized $50 million per year. During 2014, the Company entered into an additional interest rate swap. The first $45 million of notional amount of the swap was effective February 20, 2015, and the second $45 million of notional amount was scheduled to be effective February 22, 2016. These swaps were accounted for as cash flow hedges. As a result of the Lake Region Medical acquisition, the forecasted cash flows that the Company’s interest rate swaps were hedging were no longer expected to occur. Accordingly, during 2015, the Company recognized an additional $2.8 million charge in Interest Expense relating to the termination of the interest rate swap contracts. On October 27, 2015, the Company terminated its outstanding interest rate swap agreements resulting in a $2.8 million payment to the interest rate swap counterparty. As of January 1, 2016, the Company has no interest rate swap agreements outstanding. No portion of the change in fair value of the Company’s interest rate swaps during 2015, 2014, or 2013 were considered ineffective. The amount recorded as Interest Expense during 2015, 2014, and 2013 related to the Company’s interest rate swaps was $3.5 million, $0.5 million and $0.5 million, respectively.
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

	Year Ended
	January 1, 2016	January 2, 2015	January 3, 2014
Contractual interest	$—	$—	$634
Discount amortization	—	—	5,368
Debt Issuance Costs and Discounts – In conjunction with the issuance of the Senior Secured Credit Facilities and the Senior Notes, the Company incurred $45.9 million of debt issuance costs. As stated in Note 1, the Company has elected to early-adopt ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” Following this ASU, unamortized debt issuance costs of $35.9 million and $0.9 million have been recorded as a reduction of the carrying value of the related debt as of January 1, 2016 and January 2, 2015, respectively. Additionally, as of January 1, 2016 and January 2, 2015, $4.8 million and $2.2 million, respectively, of debt issuance costs attributable to the Company’s revolving credit facilities remain recorded as a component of Other Assets on the Consolidated Balance Sheets. These costs will amortize into Interest Expense over the terms of the related credit facilities.

GREATBATCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The change in deferred debt issuance costs related to the Company’s revolving credit facilities is as follows (in thousands):

At January 3, 2014	$2,786
Amortization during the period	(586)
At January 2, 2015	2,200
Financing costs deferred	4,152
Write-off during the period	(907)
Amortization during the period	(654)
At January 1, 2016	$4,791
The change in unamortized discount and debt issuance costs related to the Term Loan Facilities and Senior Notes is as follows (in thousands):

	Debt Issuance Costs	Unamortized Discount on TLB Facility	Total
At January 3, 2014	$1,074	$—	$1,074
Amortization during the period	(187)	—	(187)
At January 2, 2015	887	—	887
Financing costs incurred	41,781	10,250	52,031
Write-off during the period	(732)	—	(732)
Amortization during the period	(6,028)	(211)	(6,239)
At January 1, 2016	$35,908	$10,039	$45,947
During 2015, the Company wrote off $1.6 million of debt issuance costs in connection with the extinguishment and modification of its term loan and revolving line of credit, respectively, which is included in Interest Expense on the Consolidated Statements of Operations.

10.	BENEFIT PLANS
Savings Plan – The Company sponsors a defined contribution 401(k) plan, for its U.S. based employees. The plan provides for the deferral of employee compensation under Section 401(k) and a discretionary Company match. In 2015, 2014, and 2013, this match was 35% per dollar of participant deferral, up to 6% of the total compensation for legacy Greatbatch associates. Net costs related to this defined contribution plan were $2.3 million in 2015, $2.2 million in 2014, and $2.0 million in 2013.
In addition to the above, under the terms of the 401(k) plan document there is an annual discretionary defined contribution of up to 4% of each legacy Greatbatch employee’s eligible compensation based upon the achievement of certain performance targets. This amount is contributed to the 401(k) plan in the form of Company stock. Compensation cost recognized related to the defined contribution plan was $0.0 million, $4.2 million, $4.8 million in 2015, 2014, and 2013, respectively. As of January 1, 2016, the 401(k) Plan held approximately 580,000 shares of Company stock.
Subsequent to the Lake Region Medical acquisition, the Company continued the 401(k) plan previously provided to Lake Region Medical employees. This plan is available to most Lake Region employees whereby employees are allowed to contribute up to 50% of gross salary. The Company matches 50% of an employee’s contributions for the first 6% of the employee’s gross salary at a maximum contribution rate per employee of 3% of the employee’s gross salary. The employee’s contributions vest immediately, while the Company’s contributions vest over a five-year period. Net costs related to this defined contribution plan since the date of acquisition was $0.8 million in 2015.
Defined Benefit Plans – The Company is required to provide its employees located in Switzerland, Mexico, France, and Germany certain statutorily mandated defined benefits. Under these plans, benefits accrue to employees based upon years of service, position, age and compensation. The defined benefit pension plan provided to the Company’s employees located in Switzerland is a funded contributory plan, while the plans that provide benefits to the Company’s employees located in Mexico, France, and Germany are unfunded and noncontributory. The liability and corresponding expense related to these benefit plans is based on actuarial computations of current and future benefits for employees.

GREATBATCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Information relating to the funding position of the Company’s defined benefit plans as of the plans measurement date of January 1, 2016 and January 2, 2015 were as follows (in thousands):

	Year Ended
	January 1, 2016	January 2, 2015
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$2,843	$2,422
Projected benefit obligation acquired	4,316	—
Service cost	439	203
Interest cost	165	75
Plan participants’ contribution	61	36
Actuarial loss	235	630
Benefits transferred in, net	258	155
Settlement/curtailment gain	—	(337)
Foreign currency translation	(325)	(341)
Projected benefit obligation at end of year	7,992	2,843
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	437	731
Employer contributions (refund)	69	(39)
Plan participants’ contributions	61	36
Actual loss on plan assets	(39)	(101)
Benefits transferred in, net	362	198
Settlements	—	(337)
Foreign currency translation	(19)	(51)
Fair value of plan assets at end of year	871	437
Projected benefit obligation in excess of plan assets at end of year	$7,121	$2,406
Defined benefit liability classified as other current liabilities	$46	$25
Defined benefit liability classified as long-term liabilities	$7,075	$2,381
Accumulated benefit obligation at end of year	$6,299	$1,938
Amounts recognized in Accumulated Other Comprehensive Income are as follows (in thousands):

	Year Ended
	January 1, 2016	January 2, 2015
Net loss occurring during the year	$164	$736
Amortization of losses	(156)	(138)
Prior service cost	(1)	(2)
Amortization of prior service cost	(9)	(11)
Foreign currency translation	—	(76)
Pre-tax adjustment	(2)	509
Taxes	22	(135)
Net loss	$20	$374

GREATBATCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortization of amounts in Accumulated Other Comprehensive Income expected to be recognized as components of net periodic benefit expense during 2016 are as follows (in thousands):

Amortization of net prior service cost	$10
Amortization of net loss	172
Net pension cost is comprised of the following (in thousands):

	Year Ended
	January 1, 2016	January 2, 2015
Service cost	$439	$203
Interest cost	165	75
Settlements loss	—	105
Expected return on assets	(11)	(3)
Recognized net actuarial loss	164	45
Net pension cost	$757	$425
The weighted-average rates used in the actuarial valuations were as follows:

	Projected Benefit Obligation		Net Pension Cost
	January 1, 2016	January 2, 2015	2015	2014	2013
Discount rate	2.2%	2.3%	2.3%	3.4%	2.1%
Salary growth	2.9%	3.0%	3.0%	3.1%	2.4%
Expected rate of return on assets	2.0%	2.3%	2.3%	2.5%	—%
The discount rate used is based on the yields of AA bonds with a duration matching the duration of the liabilities plus approximately 50 basis points to reflect the risk of investing in corporate bonds. The expected rate of return on plan assets reflects earnings expectations on existing plan assets.
Plan assets were comprised of the following (in thousands):

		Fair Value Measurements Using
	January 1, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Insurance contract	$871	$—	$871	$—
Total	$871	$—	$871	$—

		Fair Value Measurements Using
	January 2, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Insurance contract	$437	$—	$437	$—
Total	$437	$—	$437	$—
The fair value of Level 2 plan assets are obtained from quoted market prices in inactive markets or valuation models with observable market data inputs to estimate fair value. These observable market data inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers and reference data.

GREATBATCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimated benefit payments over the next ten years are as follows (in thousands):

2016	$166
2017	205
2018	225
2019	277
2020	265
2020-2024	1,619

11.	STOCK-BASED COMPENSATION
The components and classification of stock-based compensation expense were as follows (in thousands):

	Year Ended
	January 1, 2016	January 2, 2015	January 3, 2014
Stock options	$2,708	$2,523	$3,490
Restricted stock and units	6,668	6,417	5,843
401(k) stock contribution	—	4,246	4,768
Total stock-based compensation expense	$9,376	$13,186	$14,101

Cost of sales	$795	$3,530	$3,864
Selling, general and administrative expenses	7,510	7,923	7,907
Research, development and engineering costs, net	982	1,440	1,194
Other operating expenses, net (Note 13)	89	293	1,136
Total stock-based compensation expense	$9,376	$13,186	$14,101
During 2014 and 2013, the Company recorded stock modification expense related to employee separation costs incurred during 2014 and 2013 in connection with realignment initiatives. This modification expense was included within Other Operating Expenses, Net. Refer to Note 13 “Other Operating Expenses, Net” for further discussion of these initiatives.
Summary of Plans
The Company’s 2005 Stock Incentive Plan (“2005 Plan”) has been frozen to any new award issuances. Stock options remain outstanding under this plan.
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
As of January 1, 2016, there were 289,734 and 75,361 shares available for future grants under the 2011 Plan and 2009 Plan, respectively. Due to plan sub-limits, of the shares available for grant, only 9,728 shares may be awarded under the 2009 Plan in the form of restricted stock, restricted stock units or stock bonuses.
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

GREATBATCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The weighted-average fair value and assumptions used are as follows:

	Year Ended
	January 1, 2016	January 2, 2015	January 3, 2014
Weighted average grant date fair value	$12.18	$16.43	$8.38
Risk-free interest rate	1.55%	1.73%	0.73%
Expected volatility	26%	39%	39%
Expected life (in years)	4.7	5.3	5.3
Expected dividend yield	0%	0%	0%
Annual prevesting forfeiture rate	9%	9%	9%
The following table summarizes time and performance-vested stock option activity:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In Millions)
Outstanding at December 28, 2012	2,060,772	$23.18
Granted	372,676	23.33
Exercised	(551,092)	23.24
Forfeited or expired	(88,686)	28.05
Outstanding at January 3, 2014	1,793,670	22.96
Granted	183,571	43.84
Exercised	(353,625)	23.41
Forfeited or expired	(33,279)	27.82
Outstanding at January 2, 2015	1,590,337	25.17
Granted	301,547	49.20
Replacement options granted in connection with the Lake Region Medical acquisition	119,900	12.41
Exercised	(280,701)	23.45
Forfeited or expired	(52,183)	42.45
Outstanding at January 1, 2016	1,678,900	$28.32	6.1	$40.6
Expected to vest at January 1, 2016	1,643,386	$27.90	6.1	$40.4
Exercisable at January 1, 2016	1,467,256	$25.50	5.8	$39.6
Intrinsic value is calculated for in-the-money options (exercise price less than market price) as the difference between the market price of the Company’s common shares as of January 1, 2016 ($52.50) and the weighted average exercise price of the underlying stock options, multiplied by the number of options outstanding and/or exercisable. As of January 1, 2016, $2.3 million of unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average period of approximately 2 years. Shares are distributed from the Company’s authorized but

GREATBATCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

unissued reserve upon the exercise of stock options or treasury stock if available. The Company does not intend to purchase treasury shares to fund the future exercises of stock options.
Proceeds from the exercise of stock options are credited to common stock at par value and the excess is credited to additional paid-in capital. A small portion of the options outstanding qualify as incentive stock options (“ISO”) for income tax purposes. As such, a tax benefit is not recorded at the time the compensation cost related to the stock options is recorded for book purposes due to the fact that an ISO does not ordinarily result in a tax benefit unless there is a disqualifying disposition. Stock option grants of non-qualified stock options result in the creation of a deferred tax asset, which is a temporary difference, until the time that the option is exercised.
The following table provides certain information relating to the exercise of stock options (in thousands):

	Year Ended
	January 1, 2016	January 2, 2015	January 3, 2014
Intrinsic value	$8,231	$7,997	$6,807
Cash received	6,583	8,278	12,807
Tax benefit realized	1,954	1,704	727
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

	Time-Vested Activity	Weighted Average Fair Value
Nonvested at December 28, 2012	80,269	$23.48
Granted	67,230	26.76
Vested	(74,062)	23.93
Forfeited	(5,862)	22.26
Nonvested at January 3, 2014	67,575	26.37
Granted	63,817	44.78
Vested	(53,568)	34.16
Forfeited	(9,992)	35.30
Nonvested at January 2, 2015	67,832	36.22
Granted	44,629	49.84
Vested	(56,119)	37.93
Forfeited	(17,107)	40.48
Nonvested at January 1, 2016	39,235	$47.40
Performance-based restricted stock units granted only vest if certain market-based performance metrics are achieved. The amount of shares that ultimately vest range from 0 shares to 577,825 shares based upon the total shareholder return of the Company relative to the Company’s compensation peer group over a three year performance period beginning in the year of grant. The fair value of the restricted stock units were determined by utilizing a Monte Carlo simulation model, which projects the value of Greatbatch stock versus the peer group under numerous scenarios and determines the value of the award based upon the present value of these projected outcomes. The following table summarizes performance-vested restricted stock and stock unit activity related to the Company’s plans:

GREATBATCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Performance- Vested Activity	Weighted Average Fair Value
Nonvested at December 28, 2012	782,446	$16.02
Granted	318,169	15.86
Vested	(49,139)	14.68
Forfeited	(271,798)	14.94
Nonvested at January 3, 2014	779,678	16.41
Granted	186,825	31.33
Vested	(221,470)	18.51
Forfeited	(28,870)	18.42
Nonvested at January 2, 2015	716,163	19.57
Granted	179,940	32.92
Vested	(270,198)	15.30
Forfeited	(48,080)	26.96
Nonvested at January 1, 2016	577,825	$25.11
The realized tax benefit (expense) from the vesting of restricted stock and restricted stock units was $3.4 million, $2.3 million and $(0.4) million for 2015, 2014, 2013, respectively. As of January 1, 2016, there was $7.2 million of total unrecognized compensation cost related to the restricted stock and restricted stock unit awards. That cost is expected to be recognized over a weighted-average period of approximately 2 years. The fair value of shares vested in 2015, 2014, 2013 was $16.1 million, $12.5 million and $4.0 million, respectively.

12.	RESEARCH, DEVELOPMENT AND ENGINEERING COSTS, NET
Research, Development and Engineering Costs, Net are comprised of the following (in thousands):

	Year Ended
	January 1, 2016	January 2, 2015	January 3, 2014
Research, development and engineering costs	$59,767	$58,974	$62,652
Less: cost reimbursements	(6,772)	(9,129)	(8,575)
Total research, development and engineering costs, net	$52,995	$49,845	$54,077

13.	OTHER OPERATING EXPENSES, NET
Other Operating Expenses, Net is comprised of the following (in thousands):

	Year Ended
	January 1, 2016	January 2, 2015	January 3, 2014
2014 investments in capacity and capabilities	$23,037	$8,925	$—
Orthopaedic facilities optimization	1,395	1,317	8,038
2013 operating unit realignment	—	1,017	5,625
Legacy Lake Region Medical consolidations	1,961	—	—
Other consolidation and optimization costs (income)	—	(71)	1,095
Acquisition and integration costs (income)	33,449	3	(502)
Asset dispositions, severance and other	6,622	4,106	1,534
Total other operating expenses, net	$66,464	$15,297	$15,790

GREATBATCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

•	The design engineering responsibilities previously performed at the Company’s Cleveland, OH facility were transferred to the Company’s facilities in Minnesota in 2015.

•	The realignment of the Company’s commercial sales operations was completed during the fourth quarter of 2015.
The total capital investment expected for these initiatives is between $25.0 million and $28.0 million, of which $21.3 million has been expended through January 1, 2016. Total restructuring charges expected to be incurred in connection with this realignment are between $34.0 million and $39.0 million, of which $32.0 million has been incurred through January 1, 2016. Expenses related to this initiative are recorded within the applicable segment and corporate cost centers that the expenditures relate to and include the following:

•	Severance and retention: $5.0 million - $7.0 million;

•	Accelerated depreciation and asset write-offs: $2.0 million - $3.0 million; and

•	Other: $27.0 million - $29.0 million
Other expenses primarily consist of costs to relocate certain equipment and personnel, duplicate personnel costs, disposal, and travel expenditures. All expenses are cash expenditures except accelerated depreciation and asset write-offs.
The change in accrued liabilities related to the 2014 investments in capacity and capabilities is as follows (in thousands):

	Severance and Retention	Accelerated Depreciation/ Asset Write-offs	Other	Total
At January 2, 2015	$1,163	$—	$1,066	$2,229
Restructuring charges	2,729	235	20,073	23,037
Write-offs	—	(235)	—	(235)
Cash payments	(2,463)	—	(19,544)	(22,007)
At January 1, 2016	$1,429	$—	$1,595	$3,024
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
During 2012, the Company transferred manufacturing and development operations performed at its facilities in Orvin and Corgemont, Switzerland into existing facilities in Fort Wayne, IN and Tijuana, Mexico. In connection with this consolidation, in 2013, the Company sold assets related to certain non-core Swiss orthopaedic product lines to an independent third party. The purchase agreement provided the Company with an earn out payment based upon the amount of inventory consumed by the purchaser within one year after the close of the transaction. As a result of this earn out, a gain of $2.7 million was recorded in Other Operating Expenses, Net during 2014. During 2014, the Company transferred $2.1 million of assets relating to the Company’s Orvin, Switzerland property to held for sale and recognized a $0.4 million impairment charge. During 2015, the Company sold $0.6 million of these assets held for sale with no additional gain or loss recognized. Refer to Note 5 “Assets Held For Sale” for additional information.

GREATBATCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2013, the Company began a project to expand its Chaumont, France facility in order to enhance its capabilities and fulfill larger volume customer supply agreements. This initiative is expected to be completed over the next year.
The total capital investment expected to be incurred for these initiatives is between $30.0 million and $35.0 million, of which $28.4 million has been expended through January 1, 2016. Total expense expected to be incurred for these initiatives is between $45.0 million and $48.0 million, of which $43.9 million has been incurred through January 1, 2016. All expenses have been and will be recorded within the Greatbatch Medical segment and are expected to include the following:

•	Severance and retention: approximately $11.0 million;

•	Accelerated depreciation and asset write-offs: approximately $13.0 million; and

•	Other: $21.0 million - $24.0 million
Other expenses include production inefficiencies, moving, revalidation, personnel, training, consulting, and travel costs associated with these consolidation projects. All expenses are cash expenditures except accelerated depreciation and asset write-offs.
The change in accrued liabilities related to the orthopaedic facilities optimizations is as follows (in thousands):

	Severance and Retention	Accelerated Depreciation/ Asset Write-offs	Other	Total
At January 2, 2015	$—	$—	$287	$287
Restructuring charges	—	88	1,307	1,395
Write-offs	—	(88)	—	(88)
Cash payments	—	—	(1,594)	(1,594)
At January 1, 2016	$—	$—	$—	$—
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
Legacy Lake Region Medical consolidations. In 2014, Lake Region Medical initiated plans to close its Arvada, Colorado site, consolidate its two Galway, Ireland sites into one facility, and take other restructuring actions that will result in a reduction in staff across manufacturing and administrative functions at certain locations. This initiative is expected to be substantially completed by the end of 2016. The total capital investment expected for this initiative since the acquisition date is between $4.0 million and $5.0 million, of which $0.9 million has been expended through January 1, 2016. Total expense expected to be incurred for this initiative since the acquisition date is between $13.0 million and $15.0 million, of which $2.0 million has been incurred through January 1, 2016. All expenses have been and will be recorded with the Lake Region Medical segment and are expected to include the following:

•	Employee costs: $5.0 million - $6.0 million; and

•	Other: $8.0 million - $9.0 million
Other expenses primarily consist of production inefficiencies, moving, revalidation, personnel, training, consulting, and travel costs associated with these consolidation projects. All expenses are cash expenditures and are being recorded in the Lake Region Medical segment.

GREATBATCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The change in accrued liabilities related to these legacy Lake Region Medical consolidation initiatives is as follows (in thousands):

	Employee Costs	Other Exit Costs	Total
At October 27, 2015	$3,392	$653	$4,045
Restructuring charges	557	1,404	1,961
Write-offs	—	—	—
Cash payments	(282)	(1,461)	(1,743)
At January 1, 2016	$3,667	$596	$4,263
Acquisition and integration costs (income). During 2015, the Company incurred $23.7 million in transaction costs related to the acquisition of Lake Region Medical. These costs primarily relate to professional and consulting fees incurred in connection with due diligence efforts of this acquisition, of which $0.7 million are accrued as of January 1, 2016. Expenses related to this initiative were recorded to corporate unallocated expenses. Additionally, during 2015, the Company incurred $8.6 million in Lake Region Medical integration costs, which consisted primarily of change-in-control payments to former Lake Region Medical executives, professional and consulting fees, and travel costs, of which $6.2 million are accrued as of January 1, 2016 in the Lake Region Medical segment. Total expense expected to be incurred on the integration of Lake Region Medical is between $40.0 million and $50.0 million and total capital expenditures are expected to be between $20.0 million to $25.0 million.
During 2015, 2014, and 2013, the Company also incurred costs (income) related to the integration of CCC and NeuroNexus Technologies, Inc. (“NeuroNexus”). These expenses were primarily for retention bonuses, travel costs in connection with integration efforts, training, severance, and the change in fair value of the contingent consideration recorded in connection with the NeuroNexus acquisition, which resulted in a gain of $0.8 million and $0.7 million in 2014 and 2013, respectively, and was categorized in Level 3 of the fair value hierarchy.
Asset dispositions, severance and other. During 2015, 2014, and 2013, the Company recorded losses in connection with various asset disposals and/or write-downs. In addition, during 2015, the Company incurred legal and professional costs in connection with the expected Spin-off of Nuvectra of $6.0 million, of which $0.5 million are accrued as of January 1, 2016. Expenses related to the expected Spin-off were recorded within the applicable segment and corporate cost centers to which the expenditures relate. The transaction is expected to be completed in March 2016. Deal related costs for the Spin-off are estimated to be between $10.0 million and $12.0 million. Refer to Note 19 “Business Segment, Geographic and Concentration Risk Information” for additional information on the expected Spin-off.
During 2014, the Company incurred $0.9 million of expense related to the separation of the Company’s Senior Vice President, Human Resources. Additionally, during 2014, the Company recorded charges in connection with its business reorganization to align its contract manufacturing operations. Costs incurred primarily related to consulting and IT development and were completed in 2014.
During 2013, Greatbatch Medical recorded a $0.9 million write-off related to its wireless sensing product line and QiG recorded a $0.5 million write-off of IPR&D. Refer to Note 18 “Fair Value Measurements” for additional information.

GREATBATCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	INCOME TAXES
The U.S. and international components of income (loss) before provision for income taxes were as follows (in thousands):

	Year Ended
	January 1, 2016	January 2, 2015	January 3, 2014
U.S.	$(42,166)	$56,801	$42,392
International	26,466	19,778	6,446
Total income (loss) before provision for income taxes	$(15,700)	$76,579	$48,838
The provision (benefit) for income taxes was comprised of the following (in thousands):

	Year Ended
	January 1, 2016	January 2, 2015	January 3, 2014
Current:
Federal	$(3,753)	$16,293	$39,353
State	(367)	1,299	1,604
International	6,312	2,998	1,470
	2,192	20,590	42,427
Deferred:
Federal	(8,144)	1,211	(28,678)
State	(880)	(310)	427
International	(1,274)	(370)	(1,605)
	(10,298)	531	(29,856)
Total provision (benefit) for income taxes	$(8,106)	$21,121	$12,571
The provision (benefit) for income taxes differs from the U.S. statutory rate due to the following:

	Year Ended
	January 1, 2016		January 2, 2015		January 3, 2014
Statutory rate	$(5,495)	35.0%	$26,803	35.0%	$17,093	35.0%
Federal tax credits	(1,850)	11.8	(1,600)	(2.1)	(3,651)	(7.5)
Foreign rate differential	(3,180)	20.2	(3,276)	(4.3)	(348)	(0.7)
Uncertain tax positions	(531)	3.4	412	0.6	831	1.7
State taxes, net of federal benefit	(1,490)	9.5	507	0.7	1,148	2.3
Change in foreign tax rates	(91)	0.6	(446)	(0.6)	(1,806)	(3.7)
Non-deductible transaction costs	4,867	(31.0)	—	—	—	—
Valuation allowance	626	(4.0)	(299)	(0.4)	186	0.4
Other	(962)	6.1	(980)	(1.3)	(882)	(1.8)
Effective tax rate	$(8,106)	51.6%	$21,121	27.6%	$12,571	25.7%

GREATBATCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax assets (liabilities) consist of the following (in thousands):

	At
	January 1, 2016	January 2, 2015
Tax credits	$22,196	$5,828
Net operating loss carryforwards	153,949	6,721
Inventories	6,543	3,335
Accrued expenses	13,138	4,338
Stock-based compensation	9,512	9,341
Other	38	1,659
Gross deferred tax assets	205,376	31,222
Less valuation allowance	(39,171)	(10,709)
Net deferred tax assets	166,205	20,513
Property, plant and equipment	(32,772)	(2,646)
Intangible assets	(347,896)	(57,850)
Convertible subordinated notes	(3,754)	(5,006)
Gross deferred tax liabilities	(384,422)	(65,502)
Net deferred tax liability	$(218,217)	$(44,989)
Presented as follows:
Current deferred tax asset	$—	$6,168
Current deferred tax liability	—	(588)
Noncurrent deferred tax asset	3,587	2,626
Noncurrent deferred tax liability	(221,804)	(53,195)
Net deferred tax liability	$(218,217)	$(44,989)
In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes.” This ASU requires entities that present a classified balance sheet to classify all deferred income taxes as noncurrent assets or noncurrent liabilities. Previous accounting principles required an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified balance sheet. As permitted, during the fourth quarter of 2015, the Company elected to early adopt this ASU and has elected to prospectively apply its guidance. As a result, all deferred tax assets or liabilities shown in the Consolidated Balance Sheet as of January 1, 2016, are classified as noncurrent. Prior periods were not retrospectively adjusted for the adoption of this ASU.
As of January 1, 2016, the Company has the following carryforwards available:

Jurisdiction	Tax Attribute	Amount (in millions)	Begin to Expire
Federal	Net Operating Loss	$386.2	2019
International	Net Operating Loss	42.2	2016
State	Net Operating Loss	298.7	2016
Federal	Foreign Tax Credit	17.0	2019
U.S. and State	R&D Tax Credit	2.6	2018
State	Investment Tax Credit	5.3	2016
Certain U.S. tax attributes are subject to limitations of Internal Revenue Code Section 382, which in general provides that utilization is subject to an annual limitation if an ownership change results from transactions increasing the ownership of certain shareholders or public groups in stock of a corporation by more than 50 percentage points over a three- year period. Such an ownership change occurred upon the consummation of the acquisition of Lake Region Medical. The Company does not anticipate that these limitations will affect utilization of these carryforwards prior to their expiration.

GREATBATCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s federal net operating loss carryforward and certain other federal tax credits reported on its income tax returns included uncertain tax positions taken in prior years. Due to the application of the accounting for uncertain tax positions, the actual tax attributes are larger than the tax amounts for which a deferred tax asset is recognized for financial statement purposes.
In assessing the realizability of deferred tax assets, management considers, within each taxing jurisdiction, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the consideration of the weight of both positive and negative evidence, management has determined that a portion of the deferred tax assets as of January 1, 2016 and January 2, 2015 related to certain foreign tax credits, state investment tax credits, and foreign and state net operating losses will not be realized. The increase in the valuation allowance during 2015 is primarily attributable to the acquisition of Lake Region Medical.
The Company files annual income tax returns in the U.S., various state and local jurisdictions, and in various foreign jurisdictions. A number of years may elapse before an uncertain tax position, for which the Company has unrecognized tax benefits, is examined and finally settled. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Company believes that its unrecognized tax benefits reflect the most probable outcome. The Company adjusts these unrecognized tax benefits, as well as the related interest, in light of changing facts and circumstances. The resolution of an uncertain tax position, if recognized, would be recorded as an adjustment to the Provision (Benefit) for Income Taxes and the effective tax rate in the period of resolution.
Below is a summary of changes to the unrecognized tax benefit (in thousands):

	Year Ended
	January 1, 2016	January 2, 2015	January 3, 2014
Balance, beginning of year	$2,411	$1,858	$970
Additions relating to business combinations	7,443	—	—
Additions based upon tax positions related to the current year	274	268	325
Additions related to prior period tax positions	163	510	651
Reductions relating to settlements with tax authorities	(550)	(225)	(88)
Reductions as a result of a lapse of applicable statute of limitations	(470)	—	—
Balance, end of year	$9,271	$2,411	$1,858
Greatbatch and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The tax years that remain open and subject to tax audits varies depending on the tax jurisdiction. The Internal Revenue Service finalized an audit of the 2012 and 2013 U.S. Federal income tax returns of the Company in the first quarter of 2015. The impact to the income tax expense was not material. The U.S. subsidiary of the former Lake Region Medical is still subject to U.S. federal, state, and local examinations for the taxable years 2006 to 2014.
It is reasonably possible that a reduction of approximately $0.1 million of the balance of unrecognized tax benefits may occur within the next twelve months as a result of the lapse of the statute of limitations and/or audit settlements. As of January 1, 2016, approximately $8.5 million of unrecognized tax benefits would favorably impact the effective tax rate (net of federal impact on state issues), if recognized.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of Provision (Benefit) for Income Taxes on the Consolidated Statement of Operations. During 2015, 2014, and 2013, the recorded amounts for interest and penalties, respectively, were not significant.
As of January 1, 2016, no taxes have been provided on the undistributed earnings of certain foreign subsidiaries amounting to $84 million. The Company intends to permanently reinvest these earnings. Quantification of the deferred tax liability associated with these undistributed earnings is not practicable.

GREATBATCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	COMMITMENTS AND CONTINGENCIES
Litigation – In April 2013, the Company commenced an action against AVX Corporation and AVX Filters Corporation (collectively “AVX”) alleging that AVX had infringed on the Company’s patents by manufacturing and selling filtered feedthrough assemblies used in implantable pacemakers and cardioverter defibrillators that incorporate the Company’s patented technology. On January 26, 2016, a jury in the U.S. District Court for the District of Delaware returned a verdict finding that AVX infringed on two Greatbatch patents and awarded Greatbatch $37.5 million in damages. The finding is subject to post-trial proceedings, including a possible appeal by AVX. The Company has recorded no gains in connection with this litigation as no cash has been received.
In January 2015, Lake Region Medical was notified by the New Jersey Department of Environmental Protection (“NJDEP”) of the NJDEP’s intent to revoke a no further action determination made by the NJDEP in favor of Lake Region Medical in 2002 pertaining to a property on which a subsidiary of Lake Region Medical operated a manufacturing facility in South Plainfield, New Jersey beginning in 1971. Lake Region Medical sold the property in 2004 and vacated the facility in 2007. We are cooperating with the NJDEP and believe the NJDEP’s notice of intent to revoke is unwarranted. In December 2014, the current owner of the property commenced litigation against Lake Region Medical, one of its executive officers and other unrelated third parties, alleging that the defendants caused or contributed to alleged groundwater contamination beneath the property. The Company believes these allegations are without merit and has concluded that any potential loss related to these allegations is not probable, and as such, no liability has been recorded as of January 1, 2016.
The Company is a party to various other legal actions arising in the normal course of business. Other than what is discussed in this note, the Company does not expect that the ultimate resolution of any other pending legal actions will have a material effect on its consolidated results of operations, financial position, or cash flows, litigation is subject to inherent uncertainties. As such, there can be no assurance that any pending legal action, which the Company currently believes to be immaterial, does not become material in the future.
Environmental Matters – The Company’s Collegeville, PA facility, which was acquired as part of the Lake Region Medical acquisition, is subject to two administrative consent orders entered into with the U.S. Environmental Protection Agency (the “EPA”), which require ongoing groundwater treatment and monitoring at the site as a result of historic leaks from underground storage tanks. Upon approval by the EPA of the Company’s proposed post remediation care plan, which requires a continuation of the groundwater treatment and monitoring process at the site, the Company expects that the consent orders will terminate. During the first half of 2016, the Company expects a decision from the EPA on whether the Company’s post remediation care plan has been approved. The groundwater treatment process at the Collegeville facility consists of a groundwater extraction and treatment system and the performance of annual sampling of a defined set of groundwater wells as a means to monitor containment within approved boundaries. As of January 1, 2016, there is $1.1 million recorded in Other Long-Term Liabilities in the Consolidated Balance Sheets in connection with this matter for the cost of on-going remediation.
License Agreements – The Company is a party to various license agreements for technology that is utilized in certain of its products. The most significant of these agreements are the licenses for basic technology used in the production of wet tantalum capacitors, filtered feedthroughs and MRI compatible lead systems. Expenses related to license agreements were $2.4 million, $3.3 million, and $3.5 million, for 2015, 2014 and 2013, respectively, and are primarily included in Cost of Sales.
Product Warranties – The Company generally warrants that its products will meet customer specifications and will be free from defects in materials and workmanship. The change in product warranty liability was comprised of the following (in thousands):

	Year Ended
	January 1, 2016	January 2, 2015
Beginning balance	$660	$1,819
Additions to warranty reserve	1,274	953
Liabilities assumed from acquisition	2,521	—
Warranty claims paid	(1,139)	(2,112)
Ending balance	$3,316	$660

GREATBATCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	Year Ended
	January 1, 2016	January 2, 2015	January 3, 2014
Operating lease expense	$6,516	$4,281	$4,379
Minimum future estimated annual operating lease expenses are as follows (in thousands):

2016	$14,118
2017	10,951
2018	9,950
2019	8,979
2020	6,925
Thereafter	27,674
Total estimated operating lease expense	$78,597
Purchase Commitments – Contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The Company’s purchase orders are normally based on its current manufacturing needs and are fulfilled by its vendors within short time horizons. The Company enters into blanket orders with vendors that have preferred pricing and terms, however these orders are normally cancelable by us without penalty. As of January 1, 2016, the total contractual obligation related to such expenditures is approximately $63.7 million and will primarily be financed by existing cash and cash equivalents, cash generated from operations, or the Company’s Senior Secured Credit Facilities. The Company also enters into contracts for outsourced services; however, the obligations under these contracts were not significant and the contracts generally contain clauses allowing for cancellation without significant penalty.
Self-Insured Medical Plan – The Company self-funds the medical insurance coverage provided to its U.S. based employees. The Company had specific stop loss coverage for claims incurred during 2015 exceeding $250 thousand per associate for legacy Greatbatch employees and exceeding $275 thousand per associate for legacy Lake Region Medical employees with no annual maximum aggregate stop loss coverage. As of January 1, 2016 and January 2, 2015, the Company had $4.0 million and $1.8 million accrued related to the self-insurance of its medical plans, respectively. This accrual is recorded in Accrued Expenses in the Consolidated Balance Sheet and is primarily based upon claim history.
Foreign Currency Contracts – Historically, the Company has entered into forward contracts to purchase Mexican pesos in order to hedge the risk of peso-denominated payments associated with its operations in Tijuana, Mexico. In connection with the Lake Region Medical acquisition, the Company terminated its outstanding forward contracts resulting in a $2.4 million payment to the foreign currency contract counterparty during 2015. As of the date the contracts were terminated, the Company had $1.6 million recorded in Accumulated Other Comprehensive Income related to these contracts, which will be amortized to Cost of Sales as the inventory, which the contracts were hedging the cash flows to produce, is sold.
The impact to the Company’s results of operations from its forward contracts was as follows (in thousands):

	Year Ended
	January 1, 2016	January 2, 2015	January 3, 2014
Increase (reduction) in Cost of Sales	$1,948	$(168)	$(1,154)
Ineffective portion of change in fair value	—	—	—
Information regarding outstanding foreign currency contracts as of January 1, 2016 is as follows (dollars in thousands):

Instrument	Type of Hedge	Aggregate Notional Amount	Start Date	End Date	$/Peso	Fair Value	Balance Sheet Location
FX Contract	Cash Flow	$16,480	Jan 2016	Dec 2016	0.0584	$(307)	Accrued Expenses

GREATBATCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Self-Insured Workers’ Compensation – Prior to 2011, the Company was a member of a group self-insurance trust that provided workers’ compensation benefits to employees of the Company in Western New York (the “Trust”). Prior to being acquired by Greatbatch, Lake Region Medical self-insured the workers’ compensation benefits provided to its employees. As of January 1, 2016, the Company utilized a traditional insurance provider for workers’ compensation coverage for all associates. During 2015, the Company received an additional assessment from the Trust of $0.9 million. As of January 1, 2016 and January 2, 2015, the Company had $3.9 million and $0.0 million, respectively, accrued for workers’ compensation claims. This accrual is recorded in Accrued Expenses in the Consolidated Balance Sheet and is primarily based upon claim history and assessments received.

16.	EARNINGS (LOSS) PER SHARE
The following table illustrates the calculation of Basic and Diluted EPS (in thousands, except per share amounts):

	Year Ended
	January 1, 2016	January 2, 2015	January 3, 2014
Numerator for basic EPS:
Net income (loss)	$(7,594)	$55,458	$36,267
Denominator for basic EPS:
Weighted average shares outstanding	26,363	24,825	23,991
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units	—	1,150	1,332
Denominator for diluted EPS	26,363	25,975	25,323
Basic EPS	$(0.29)	$2.23	$1.51
Diluted EPS	$(0.29)	$2.14	$1.43
The diluted weighted average share calculations do not include the following securities, which are not dilutive to the EPS calculations or the performance criteria have not been met:

	Year Ended
	January 1, 2016	January 2, 2015	January 3, 2014
Time-vested stock options, restricted stock and restricted stock units	1,718,135	175,549	18,480
Performance-vested stock options and restricted stock units	577,825	—	—
For the 2013 period, no shares related to CSN were included in the diluted EPS calculation as the average share price of the Company’s common stock for that period did not exceed CSN’s conversion price per share.

GREATBATCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	ACCUMULATED OTHER COMPREHENSIVE INCOME
Accumulated Other Comprehensive Income is comprised of the following (in thousands):

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total Pre-Tax Amount	Tax	Net-of-Tax Amount
At January 2, 2015	$(1,181)	$(2,558)	$11,450	$7,711	$1,412	$9,123
Unrealized loss on cash flow hedges	—	(4,413)	—	(4,413)	1,545	(2,868)
Realized loss on foreign currency hedges	—	1,948	—	1,948	(682)	1,266
Realized loss on interest rate swap hedges	—	2,631	—	2,631	(921)	1,710
Net defined benefit plan liability adjustments	2	—	—	2	(22)	(20)
Foreign currency translation loss	—	—	(7,841)	(7,841)	—	(7,841)
At January 1, 2016	$(1,179)	$(2,392)	$3,609	$38	$1,332	$1,370

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total Pre-Tax Amount	Tax	Net-of-Tax Amount
At January 3, 2014	$(672)	$(468)	$14,952	$13,812	$546	$14,358
Unrealized loss on cash flow hedges	—	(2,372)	—	(2,372)	829	(1,543)
Realized gain on foreign currency hedges	—	(168)	—	(168)	59	(109)
Realized loss on interest rate swap hedges	—	450	—	450	(157)	293
Net defined benefit plan liability adjustments	(509)	—	—	(509)	135	(374)
Foreign currency translation loss	—	—	(3,502)	(3,502)	—	(3,502)
At January 2, 2015	$(1,181)	$(2,558)	$11,450	$7,711	$1,412	$9,123
The realized loss (gain) relating to the Company’s foreign currency and interest rate swap hedges were reclassified from Accumulated Other Comprehensive Income and included in Cost of Sales and Interest Expense, respectively, in the Consolidated Statements of Operations. Refer to Note 10 “Benefit Plans” for details on the change in defined benefit plan liability adjustments.

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
Foreign Currency Contracts – The fair value of foreign currency contracts are determined through the use of cash flow models that utilize observable market data inputs to estimate fair value. These observable market data inputs include foreign exchange rate and credit spread curves. In addition to the above, the Company received fair value estimates from the foreign currency contract counterparty to verify the reasonableness of the Company’s estimates. The Company’s foreign currency contracts are categorized in Level 2 of the fair value hierarchy. The fair value of the Company’s foreign currency contracts will be realized as Cost of Sales as the inventory, which the contracts are hedging the cash flows to produce, is sold. Approximately $2.4 million is expected to be realized as additional Cost of Sales over the next twelve months.

GREATBATCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest Rate Swaps – The fair value of the Company’s interest rate swaps outstanding at January 2, 2015 was determined through the use of a cash flow model that utilized observable market data inputs. These observable market data inputs included LIBOR, swap rates, and credit spread curves. In addition to the above, the Company received a fair value estimate from the interest rate swap counterparty to verify the reasonableness of the Company’s estimate. This fair value calculation was categorized in Level 2 of the fair value hierarchy.
The following tables provide information regarding assets and liabilities recorded at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
Description	At January 1, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Foreign currency contracts (Note 15)	$307	$—	$307	$—

	Fair Value Measurements Using
Description	At January 2, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Foreign currency contracts	$1,568	$—	$1,568	$—
Interest rate swaps	990	—	990	—
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Fair value standards also apply to certain assets and liabilities that are measured at fair value on a nonrecurring basis. The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term nature of these items. Refer to Note 9 “Debt” for further discussion regarding the fair value of the Company’s Senior Secured Credit Facilities and Senior Notes.
A summary of the valuation methodologies for assets and liabilities measured on a nonrecurring basis is as follows:
Cost and Equity Method Investments – The Company holds investments in equity and other securities that are accounted for as either cost or equity method investments, which are classified in Other Assets on the Consolidated Balance Sheets. The total carrying value of these investments is reviewed quarterly for changes in circumstance or the occurrence of events that suggest the Company’s investment may not be recoverable. The fair value of cost or equity method investments is not adjusted if there are no identified events or changes in circumstances that may have a material effect on the fair value of the investments. Gains and losses realized on cost and equity method investments are recorded in Other (Income) Expense, Net, unless separately stated. The aggregate recorded amount of cost and equity method investments at January 1, 2016 and January 2, 2015 was $20.6 million and $14.5 million, respectively. The Company’s equity method investment is in a Chinese venture capital fund focused on investing in life sciences companies. This fund accounts for its investments at fair value with the unrealized change in fair value of these investments recorded as income or loss to the fund in the period of change. As of January 1, 2016, the Company owned 6.7% of this fund.
During 2015, 2014 and 2013, the Company recognized impairment charges related to its cost method investments of $1.4 million, $0.0 million and $0.5 million, respectively. The fair value of these investments were determined by reference to recent sales data of similar shares to independent parties in an inactive market. This fair value calculation is categorized in Level 2 of the fair value hierarchy. During 2015, 2014, and 2013, the Company recognized a net gain (loss) on equity method investments of $4.7 million, $1.2 million, and $(0.2) million, respectively. During 2015, the Company recorded a gain and received a $3.6 million cash distribution from its equity method investment, which was classified as a cash flow from operating activities in the Consolidated Statement of Cash Flows as it represented a return on investment. During 2014, the Company sold one of its cost method investments, which resulted in a pre-tax gain of $3.2 million.
Long-Lived Assets – The Company reviews the carrying amount of its long-lived assets to be held and used for potential impairment whenever certain indicators are present as described in Note 1 “Summary of Significant Accounting

GREATBATCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Policies.” There were no impairment charges recorded during 2015 related to the Company’s long-lived assets. During 2014, the Company recorded a $0.4 million impairment charge related to its Orvin, Switzerland property held for sale. The fair value of these assets were determined based upon recent sales data of similar assets and discussions with potential buyers, and was categorized in Level 2 of the fair value hierarchy. During 2013, the Company wrote off $0.5 million of IPR&D allocated to its QiG segment as these projects were discontinued prior to reaching technological feasibility. Additionally, during 2013, the Company wrote off $0.9 million of inventory and technology related to Greatbatch Medical’s wireless sensing product line held for sale, as an agreement could not be reached with potential buyers. The above impairment charges were recorded in Other Operating Expenses, Net. Refer to Note 13 “Other Operating Expenses, Net” for further discussion.
The following table provides information regarding assets and liabilities recorded at fair value on a nonrecurring basis as of January 1, 2016 and January 2, 2015 respectively (in thousands):

	Fair Value Measurements Using
Description	At January 1, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cost method investment	$1,100	$—	$1,100	$—

	Fair Value Measurements Using
Description	At January 2, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Assets Held for Sale	$1,635	$—	$1,635	$—
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
On October 27, 2015, the Company acquired all of the outstanding common stock of Lake Region Medical. As a result, the Company now has three reportable segments: Greatbatch Medical, QiG and Lake Region Medical. In February 2016, Greatbatch announced that its Board of Directors approved the spin-off of a portion of its QiG segment through a tax-free distribution of its QiG Group LLC subsidiary to the stockholders of Greatbatch on a pro rata basis. The portion of the QiG segment being spun-off will consist of QiG Group LLC and its subsidiaries: (i) Algostim, (ii) PelviStim, and (iii) Greatbatch’s NeuroNexus subsidiary. It is expected that Greatbatch stockholders will receive one share of Nuvectra common stock for every three shares of Greatbatch common stock held as of the record date. Upon completion of the pending Spin-off, Nuvectra will be an independent, publicly-traded company and Greatbatch will not own any shares of Nuvectra common stock. The operations of CCC and certain other existing QiG research and development capabilities will be retained by Greatbatch and not included as part of the Spin-off. The Spin-off is expected to be completed in March 2016. As a result of the Lake Region Medical acquisition and pending Spin-off, the Company is reevaluating its operating and reporting segments, which is expected to be finalized in 2016 once the corporate and management reporting structure realignment is completed.
Greatbatch Medical designs and manufactures medical devices and components where Greatbatch either owns the intellectual property or has unique manufacturing and assembly expertise. Greatbatch Medical provides medical devices and components to the cardiac, neuromodulation, orthopaedics, portable medical, vascular and energy markets among others. Greatbatch Medical also offers value-added assembly and design engineering services for medical devices that utilize its component products.

GREATBATCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The QiG segment focuses on the design and development of medical device systems and components. QiG is in the process of developing applications for its neurostimulation technology platform for emerging indications such as SCS, SNS, and DBS, among others. The QiG segment is comprised of the QiG Group, LLC, NeuroNexus, and CCC. QiG facilitates the development of medical device systems through the establishment of limited liability companies (“LLCs”). These LLCs do not own, but have the exclusive right to use the technology of Greatbatch in specific fields of use and have an exclusive manufacturing agreement with Greatbatch Medical. As of January 2, 2015, QiG Group LLC owned 89% of two LLCs, Algostim and PelviStim, but was responsible for 100% of the expenses incurred by these LLCs. However, no distributions were to be made to the minority holders of the LLCs until QiG was reimbursed for all expenses paid. Minority interests in these LLCs were held by key opinion leaders and clinicians. During 2015, the Company purchased the non-controlling interest in these LLCs for $16.7 million. Of this amount, $6.8 million remained payable as of January 1, 2016 and was recorded in Accrued Expenses in the Consolidated Balance Sheet. For purposes of the Consolidated Statement of Cash Flows for the year ended January 1, 2016, this liability was treated as a non-cash financing transaction. As of January 1, 2016, QiG Group LLC now owns 100% of Algostim and PelviStim.
The purchase of outstanding non-controlling interests included $6.9 million paid to Drees Holding LLC, of which Scott F. Drees, Chief Executive Officer (“CEO”) of Nuvectra, is the principal owner and the sole managing director. Mr. Drees received his interests in Algostim and PelviStim in connection with entering into a long-term consulting agreement with Nuvectra and prior to being appointed as its CEO in July 2015. Mr. Drees’ consulting agreement was terminated in connection with his agreeing to serve in the role of Nuvectra CEO.
Algostim is focused on the development and commercialization of its Algovita SCS system, the first application of QiG’s neurostimulation technology platform. Algovita is indicated for the treatment of chronic pain of the trunk and limbs. Algovita received CE Mark approval during 2014. During the fourth quarter of 2015, QiG received final approval of its PMA application for Algovita, which it anticipates launching commercially in the United States during the first half of 2016.
QiG revenue includes sales of neural interface technology, components and systems to the neuroscience and clinical markets from NeuroNexus, a limited release of Algovita in Europe, and CCC sales of various medical device products such as implantable pulse generators, programmer systems, battery chargers, patient wands and leads to medical device companies. Once the medical devices developed by CCC reach significant production levels, the responsibility for manufacturing these products may be transferred to Greatbatch Medical. After the pending Spin-off is completed, the Company’s design and development of complete medical device systems will be completed by the combined teams in Greatbatch Medical, Lake Region Medical, and CCC.
Lake Region Medical has operated as a segment for Greatbatch since it was acquired during the fourth quarter of 2015. This segment specializes in the design, development, and manufacturing of products across the medical component and device spectrum, primarily serving the cardio, vascular and advanced surgical markets. Lake Region Medical offers fully integrated outsourced manufacturing, regulatory and engineering services, contract manufacturing, finished device assembly services, original device development, and supply chain management to its customers, who are located worldwide.
As a result of the Lake Region Medical acquisition and pending Spin-off, the Company has recast its product line sales to reflect the reclassification of Greatbatch, Inc. and Lake Region net sales from the historical product lines to the product lines associated with those revenues that will be utilized for future revenue reporting.
As of January 1, 2016, the Company’s product lines consist of the following:

•
Advanced Surgical, Orthopaedics, and Portable Medical: Includes legacy Greatbatch Orthopaedics and Portable Medical product line sales plus the legacy Lake Region Medical Advanced Surgical product line sales. Products include components, sub-assemblies, finished devices, implants, instruments and delivery systems for a range of surgical technologies to the advanced surgical market, including laparoscopy, orthopaedics and general surgery, biopsy and drug delivery, joint preservation and reconstruction, arthroscopy, and engineered tubing solutions. Products also include life-saving and life-enhancing applications comprising of automated external defibrillators, portable oxygen concentrators, ventilators, and powered surgical tools for the portable medical markets.

•
Cardio and Vascular: Includes the legacy Greatbatch Vascular product line sales plus the legacy Lake Region Medical Cardio and Vascular product line sales less the legacy Lake Region Medical Cardiac/Neuromodulation sales. Products include introducers, steerable sheaths, guidewires, catheters, and stimulation therapy components, subassemblies and finished devices that deliver therapies for various markets such as coronary and neurovascular disease, peripheral vascular disease, interventional radiology, vascular access, atrial fibrillation, and interventional cardiology, plus products for medical imaging and pharmaceutical delivery.

GREATBATCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•
Cardiac/Neuromodulation: Includes the legacy Greatbatch Cardiac/Neuromodulation and QiG sales plus the legacy Lake Region Medical Cardiac/Neuromodulation sales previously included in their Cardio and Vascular product line sales. Products include batteries, capacitors, filtered and unfiltered feed-throughs, engineered components, implantable stimulation leads, and enclosures used in implantable medical devices.

•
Electrochem: Includes the legacy Greatbatch Energy, Military and Environmental product line sales. Products include primary and rechargeable batteries and battery packs for demanding applications such as down hole drilling tools.

An analysis and reconciliation of the Company’s business segments, product lines and geographic information to the respective information in the Consolidated Financial Statements follows. Intersegment sales between Greatbatch Medical and QiG were not material for 2014 or 2013. Approximately $1.8 million of intersegment sales are included in Greatbatch Medical and $1.2 million intersegment sales are included in Lake Region Medical. Sales by geographic area are presented by allocating sales from external customers based on where the products are shipped (in thousands):

	Year Ended
	January 1, 2016	January 2, 2015	January 3, 2014
Product line sales:
Advanced Surgical, Orthopaedics, and Portable Medical	$243,385	$216,339	$208,990
Cardio and Vascular	143,260	58,770	48,357
Cardiac/Neuromodulation	356,064	330,921	328,455
Electrochem	59,449	81,757	78,143
Elimination of interproduct line sales	(1,744)	—	—
Total sales	$800,414	$687,787	$663,945

	Year Ended
	January 1, 2016	January 2, 2015	January 3, 2014
Business segment sales:
Greatbatch Medical	$649,977	$678,285	$660,902
QiG	13,571	9,502	3,043
Lake Region Medical	139,819	—	—
Elimination of intersegment sales	(2,953)	—	—
Total sales	$800,414	$687,787	$663,945

	Year Ended
	January 1, 2016	January 2, 2015	January 3, 2014
Segment income (loss) from operations:
Greatbatch Medical	$109,737	$126,312	$111,805
QiG	(25,855)	(23,256)	(30,484)
Lake Region Medical	(16,416)	—	—
Total segment income from operations	67,466	103,056	81,321
Unallocated operating expenses	(54,320)	(27,402)	(19,982)
Operating income	13,146	75,654	61,339
Unallocated other income (expense), net	(28,846)	925	(12,501)
Income (loss) before provision for income taxes	$(15,700)	$76,579	$48,838

GREATBATCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended
	January 1, 2016	January 2, 2015	January 3, 2014
Depreciation and amortization:
Greatbatch Medical	$30,160	$31,906	$31,112
QiG	1,862	2,101	1,539
Lake Region Medical	32,249	—	—
Total depreciation and amortization included in segment income from operations	64,271	34,007	32,651
Unallocated depreciation and amortization	3,347	3,450	3,315
Total depreciation and amortization	$67,618	$37,457	$35,966

	Year Ended
	January 1, 2016	January 2, 2015	January 3, 2014
Expenditures for tangible long-lived assets, excluding acquisitions:
Greatbatch Medical	$32,921	$19,006	$13,242
QiG	1,160	1,453	2,134
Lake Region Medical	7,525	—	—
Total reportable segments	41,606	20,459	15,376
Unallocated long-lived tangible assets	6,448	5,187	2,798
Total expenditures	$48,054	$25,646	$18,174

	At
	January 1, 2016	January 2, 2015	January 3, 2014
Identifiable assets:
Greatbatch Medical	$798,609	$761,225	$758,369
QiG	68,637	76,529	56,245
Lake Region Medical	1,971,071	—	—
Total reportable segments	2,838,317	837,754	814,614
Unallocated assets	143,819	117,368	75,015
Total assets	$2,982,136	$955,122	$889,629

	Year Ended
	January 1, 2016	January 2, 2015	January 3, 2014
Sales by geographic area:
United States	$401,380	$312,539	$325,090
Non-Domestic locations:
Puerto Rico	136,898	127,702	117,961
Belgium	62,546	65,308	67,155
Rest of world	199,590	182,238	153,739
Total sales	$800,414	$687,787	$663,945

GREATBATCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	At
	January 1, 2016	January 2, 2015	January 3, 2014
Long-lived tangible assets:
United States	$264,556	$113,851	$116,484
Rest of world	114,936	31,074	29,289
Total	$379,492	$144,925	$145,773
A significant portion of the Company’s sales and accounts receivable were to four customers as follows:

	Sales			Accounts Receivable
	Year Ended			At
	January 1, 2016	January 2, 2015	January 3, 2014	January 1, 2016	January 2, 2015
Customer A	18%	18%	16%	23%	23%
Customer B	17%	18%	20%	8%	4%
Customer C	12%	12%	13%	6%	8%
Customer D	5%	6%	7%	7%	12%
	52%	54%	56%	44%	47%

20.	QUARTERLY SALES AND EARNINGS DATA—UNAUDITED

	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.
	(in thousands, except per share data)
2015
Sales	$317,567	$146,637	$174,890	$161,320
Gross profit	73,140	51,646	57,951	52,398
Net income (loss)	(24,907)	22	9,283	8,008
EPS—basic	(0.85)	—	0.36	0.32
EPS—diluted	(0.85)	—	0.35	0.31

2014
Sales	$169,726	$171,699	$172,081	$174,281
Gross profit	57,214	58,118	58,470	57,596
Net income	14,176	14,012	12,348	14,922
EPS—basic	0.57	0.56	0.50	0.61
EPS—diluted	0.54	0.54	0.48	0.58
Net income (loss) in the third and fourth quarters of 2015 include $13.0 million and $57.1 million, respectively, of charges incurred in connection with the Lake Region Medical acquisition (transaction and integration, inventory step-up amortization, debt related charges) and Spin-off of Nuvectra (professional and consulting fees). Sales for the fourth quarter of 2015 include $138.6 million from the acquisition of Lake Region Medical. Refer to Note 2 “Acquisitions.”

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Management’s Report on Internal Control Over Financial Reporting appears in Part II, Item 8, “Financial Statements and Supplementary Data” of this report and is incorporated into this Item 9A by reference.

a.	Evaluation of Disclosure Controls and Procedures
Our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the Securities and Exchange Commission as of January 1, 2016. These disclosure controls and procedures have been designed to provide reasonable assurance that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on their evaluation, as of January 1, 2016, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.
b. Changes in Internal Control Over Financial Reporting
We acquired the following subsidiary during 2015:

•	Lake Region Medical Holdings, Inc.
We believe that the internal controls and procedures of the above mentioned subsidiary are reasonably likely to materially affect our internal control over financial reporting. We are currently in the process of incorporating the internal controls and procedures of this subsidiary into our internal controls over financial reporting.
The Company has begun to extend its Section 404 compliance program under the Sarbanes-Oxley Act of 2002 (the “Act”) and the applicable rules and regulations under such Act to include this subsidiary. However, the Company has excluded this subsidiary from management’s assessment of the effectiveness of internal control over financial reporting as of January 1, 2016, as permitted by the guidance issued by the Office of the Chief Accountant of the Securities and Exchange Commission. This subsidiary represented approximately 66% of total assets, 17% of revenues, and 229% of net loss of the consolidated financial statement amounts as of and for the year ended January 1, 2016. The Company will report on its assessment of the internal controls of its combined operations within the time period provided by the Act and the applicable Securities and Exchange Commission rules and regulations concerning business combinations.
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
Information regarding the Company’s directors appearing under the caption “Election of Directors” in the Company’s Proxy Statement for its 2016 Annual Meeting of Stockholders is incorporated herein by reference.
Information regarding the Company’s executive officers is presented under the caption “Executive Officers of the Company” in Part I of this Annual Report on Form 10-K.
The other information required by Item 10 is incorporated herein by reference from the Company’s Proxy Statement for its 2016 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION
Information regarding executive compensation in the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding security ownership of certain beneficial owners and management and related stockholder matters, including the table titled “Equity Compensation Plan Information,” in the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information regarding certain relationships and related transactions, and director independence in the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information regarding the fees paid to and services provided by Deloitte & Touche LLP, the Company’s independent registered public accounting firm, in the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

1.	Financial statements and financial statement schedules filed as part of this Annual Report on Form 10-K. See Part II, Item 8. “Financial Statements and Supplementary Data.”

2.	The following financial statement schedule is included in this Annual Report on Form 10-K (in thousands):
Schedule II—Valuation and Qualifying Accounts

		Col. C—Additions
Col. A Description	Col. B Balance at Beginning of Period	Charged to Costs & Expenses		Charged to Other Accounts- Describe		Col. D Deductions - Describe		Col. E Balance at End of Period
January 1, 2016
Allowance for doubtful accounts	$1,411	$(70)		$459	(3)(4)	$(846)	(2)	$954
Valuation allowance for deferred income tax assets	$10,709	$788	(1)	$27,836	(3)(4)	$(162)	(5)	$39,171
January 2, 2015
Allowance for doubtful accounts	$2,001	$98		$14	(3)(4)	$(702)	(2)	$1,411
Valuation allowance for deferred income tax assets	$11,661	$(729)	(1)	$—	(4)	$(223)	(1)(5)	$10,709
January 3, 2014
Allowance for doubtful accounts	$2,372	$(93)		$(15)	(4)	$(263)	(2)	$2,001
Valuation allowance for deferred income tax assets	$12,768	$(1,263)	(1)	$32	(4)	$124	(1)	$11,661

(1)
Valuation allowance recorded in the provision for income taxes for certain net operating losses and tax credits. The net decrease in allowance in 2014 and 2013 primarily relates to the use of net operating loss carryforwards.

(2)	Accounts written off.

(3)	Balance recorded as a part of our 2015 acquisition of Lake Region Medical and our 2014 acquisition of Centro de Construcción de Cardioestimuladores del Uruguay.

(4)	Includes foreign currency translation effect.

(5)	Primarily relates to return to provision adjustments for prior years.
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

Dated:	March 1, 2016	By	/s/ Thomas J. Hook
Thomas J. Hook (Principal Executive Officer)
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Thomas J. Hook	President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2016
Thomas J. Hook

/s/ Michael Dinkins	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 1, 2016
Michael Dinkins

/s/ Thomas J. Mazza	Vice President and Corporate Controller (Principal Accounting Officer)	March 1, 2016
Thomas J. Mazza

/s/ Bill R. Sanford	Chairman	March 1, 2016
Bill R. Sanford

/s/ Pamela G. Bailey	Director	March 1, 2016
Pamela G. Bailey

/s/ Anthony P. Bihl III	Director	March 1, 2016
Anthony P. Bihl III

/s/ Joseph W. Dziedzic	Director	March 1, 2016
Joseph W. Dziedzic

/s/ Jean Hobby	Director	March 1, 2016
Jean Hobby

/s/ M. Craig Maxwell	Director	March 1, 2016
M. Craig Maxwell

/s/ Dr. Joseph A. Miller, Jr.	Director	March 1, 2016
Dr. Joseph A. Miller, Jr.

/s/ Filippo Passerini	Director	March 1, 2016
Filippo Passerini

/s/ Peter H. Soderberg	Director	March 1, 2016
Peter H. Soderberg

/s/ William B. Summers, Jr.	Director	March 1, 2016
William B. Summers, Jr.

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

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

4.1
Indenture (including from Note), dated as of October 27, 2015, by and among Greatbatch Ltd., the guarantors from time to time party thereto and Wilmington Trust, National Association, as trustee(incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on October 28, 2015).

4.2
Stockholders Agreement, dated as of October 27, 2015, by and among Greatbatch, Inc., Kohlberg Kravis Roberts & Co. L.P., Bain Capital Investors, LLC and each other stockholder party thereto (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on October 28, 2015).

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

10.6#
Form of Change of Control Agreement between Greatbatch, Inc. and its executive officers (Thomas J. Hook, Mauricio Arellano, and Timothy G. McEvoy) (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended July 1, 2011).

10.7#
Form of Change of Control Agreement between Greatbatch, Inc. and its executive officers (Michael Dinkins, Andrew P. Holman, Jennifer M. Bolt, Jeremy Friedman, Antonio Gonzalez, Declan Smyth, and Kristin Trecker) (incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K for the year ended December 28, 2012).

10.8
Credit Agreement, dated as of October 27, 2015, by among Greatbatch Ltd., as the borrower, Greatbatch, Inc., as parent, the financial institutions party thereto and Manufacturers and Traders Trust Company, as administrative agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 28, 2015).

10.9#	Employment Agreement dated August 5, 2013 between Greatbatch, Inc. and Thomas J. Hook (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 9, 2013).

10.10#	2005 Stock Incentive Plan (incorporated by reference to Exhibit B to our Definitive Proxy Statement on Schedule 14A filed on April 20, 2007).

10.11#	2009 Stock Incentive Plan (incorporated by reference to Exhibit A to our Definitive Proxy Statement on Schedule 14A filed on April 13, 2009).

10.12#	2011 Stock Incentive Plan (incorporated by reference to Exhibit A to our Definitive Proxy Statement on Schedule 14A filed on April 14, 2014).

10.13#
Amendment to Greatbatch, Inc. 2011 Stock Incentive Plan, Greatbatch, Inc. 2009 Stock Incentive Plan, Greatbatch, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K for the year ended January 3, 2014).

EXHIBIT NUMBER	DESCRIPTION

10.14#	Form of Restricted Stock Award Letter (incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K for the year ended January 3, 2014).

10.15#	Form of Performance-Based Restricted Stock Units Award Letter (incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K for the year ended January 3, 2014).

10.16#	Form of Nonqualified Option Award Letter (incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K for the year ended January 3, 2014).

10.17#	Form of Time-Based Restricted Stock Units Award Letter (incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K for the year ended January 3, 2014).

12.1*	Ratio of Earnings to Fixed Charges (Unaudited)

21.1*	Subsidiaries of Greatbatch, Inc.

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XRBL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
Portions of those exhibits marked “+” have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

* -	Filed herewith.

** -	Furnished herewith.

# -	Indicates exhibits that are management contracts or compensation plans or arrangements required to be filed pursuant to Item 15(b) of Form 10-K.