Form 10-Q
period 2016-04-01
GREATBATCH, INC.
filed 2016-05-10
CIK 1114483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2016
Commission File Number 1-16137
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
The number of shares outstanding of the Company’s common stock, $0.001 par value per share, as of May 10, 2016 was: 30,796,435 shares.

Greatbatch, Inc.
Table of Contents for Form 10-Q
As of and for the Quarterly Period Ended April 1, 2016

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
GREATBATCH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS—Unaudited
(in thousands except share and per share data)

	As of
	April 1, 2016	January 1, 2016
Assets
Current assets:
Cash and cash equivalents	$54,123	$82,478
Accounts receivable, net of allowance for doubtful accounts of $1.0 million in 2016 and 2015	183,563	207,342
Inventories	267,380	252,166
Refundable income taxes	11,099	11,730
Prepaid expenses and other current assets	18,241	20,888
Total current assets	534,406	574,604
Property, plant and equipment, net	381,460	379,492
Amortizing intangible assets, net	894,553	893,977
Indefinite-lived intangible assets	90,288	90,288
Goodwill	979,501	1,013,570
Deferred income taxes	3,537	3,587
Other assets	29,238	26,618
Total assets	$2,912,983	$2,982,136
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$29,000	$29,000
Accounts payable	83,306	84,362
Income taxes payable	3,447	3,221
Accrued expenses	100,756	97,257
Total current liabilities	216,509	213,840
Long-term debt	1,733,547	1,685,053
Deferred income taxes	218,969	221,804
Other long-term liabilities	11,501	10,814
Total liabilities	2,180,526	2,131,511
Stockholders’ equity:
Preferred stock, $0.001 par value, authorized 100,000,000 shares; no shares issued or outstanding in 2016 or 2015	—	—
Common stock, $0.001 par value, authorized 100,000,000 shares; 30,909,429 shares issued and 30,774,842 shares outstanding in 2016; 30,664,119 shares issued and 30,601,167 shares outstanding in 2015.	31	31
Additional paid-in capital	627,343	620,470
Treasury stock, at cost, 134,587 shares in 2016 and 62,952 shares in 2015	(5,880)	(3,100)
Retained earnings	90,466	231,854
Accumulated other comprehensive income	20,497	1,370
Total stockholders’ equity	732,457	850,625
Total liabilities and stockholders’ equity	$2,912,983	$2,982,136
The accompanying notes are an integral part of these condensed consolidated financial statements.

GREATBATCH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME—Unaudited
(in thousands except per share data)

	Three Months Ended
	April 1, 2016	April 3, 2015
Sales	$332,238	$161,320
Cost of sales	240,770	108,922
Gross profit	91,468	52,398
Operating expenses:
Selling, general and administrative expenses	41,888	22,609
Research, development and engineering costs, net	17,306	12,545
Other operating expenses, net	21,140	7,855
Total operating expenses	80,334	43,009
Operating income	11,134	9,389
Interest expense, net	27,617	1,120
Other income, net	(3,721)	(1,551)
Income (loss) before provision (benefit) for income taxes	(12,762)	9,820
Provision (benefit) for income taxes	(102)	1,812
Net income (loss)	$(12,660)	$8,008
Earnings (loss) per share:
Basic	$(0.41)	$0.32
Diluted	$(0.41)	$0.31
Weighted average shares outstanding:
Basic	30,718	25,264
Diluted	30,718	26,219
Comprehensive Income
Net income (loss)	$(12,660)	$8,008
Other comprehensive income (loss):
Foreign currency translation gain (loss)	18,760	(1,825)
Net change in cash flow hedges, net of tax	367	(600)
Other comprehensive income (loss)	19,127	(2,425)
Comprehensive income	$6,467	$5,583
The accompanying notes are an integral part of these condensed consolidated financial statements.

GREATBATCH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—Unaudited
(in thousands)

	Three Months Ended
	April 1, 2016	April 3, 2015
Cash flows from operating activities:
Net income (loss)	$(12,660)	$8,008
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	22,413	9,178
Debt related amortization included in interest expense	1,773	193
Stock-based compensation	2,835	2,253
Other non-cash gains, net	(3,522)	(1,089)
Deferred income taxes	(2,445)	(568)
Changes in operating assets and liabilities:
Accounts receivable	23,856	14,311
Inventories	(14,444)	(8,746)
Prepaid expenses and other current assets	1,410	1,060
Accounts payable	1,913	(738)
Accrued expenses	7,844	(12,614)
Income taxes	885	(3,917)
Net cash provided by operating activities	29,858	7,331
Cash flows from investing activities:
Acquisition of property, plant and equipment	(18,768)	(15,380)
Purchase of cost and equity method investments, net	(648)	(2,000)
Other investing activities	285	—
Net cash used in investing activities	(19,131)	(17,380)
Cash flows from financing activities:
Principal payments of long-term debt	(7,250)	(2,500)
Proceeds from issuance of long-term debt	55,000	—
Issuance of common stock	—	4,207
Payment of debt issuance costs	(781)	—
Spin-off of cash and cash equivalents to Nuvectra Corporation	(76,256)	—
Purchase of non-controlling interests	(6,818)	—
Other financing activities	(3,983)	(855)
Net cash provided by (used in) financing activities	(40,088)	852
Effect of foreign currency exchange rates on cash and cash equivalents	1,006	(608)
Net decrease in cash and cash equivalents	(28,355)	(9,805)
Cash and cash equivalents, beginning of period	82,478	76,824
Cash and cash equivalents, end of period	$54,123	$67,019
The accompanying notes are an integral part of these condensed consolidated financial statements.

GREATBATCH, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY—Unaudited
(in thousands)

							Accumulated
			Additional	Treasury			Other	Total
	Common Stock		Paid-In	Stock		Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Income	Equity
At January 1, 2016	30,664	$31	$620,470	(63)	$(3,100)	$231,854	$1,370	$850,625
Stock-based compensation	—	—	2,835	—	—	—	—	2,835
Net shares issued (acquired) under stock incentive plans	245	—	(1,203)	(72)	(2,780)	—	—	(3,983)
Spin-off of Nuvectra Corporation	—	—	5,241	—	—	(128,728)	—	(123,487)
Net loss	—	—	—	—	—	(12,660)	—	(12,660)
Total other comprehensive income, net	—	—	—	—	—	—	19,127	19,127
At April 1, 2016	30,909	$31	$627,343	(135)	$(5,880)	$90,466	$20,497	$732,457
The accompanying notes are an integral part of these condensed consolidated financial statements.

GREATBATCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information (Accounting Standards Codification (“ASC”) 270, Interim Reporting) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a full presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of Greatbatch, Inc. and its subsidiaries (collectively “Greatbatch” or the “Company”) for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ materially from these estimates. The January 1, 2016 condensed consolidated balance sheet data was derived from audited consolidated financial statements but does not include all disclosures required by GAAP. For further information, refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended January 1, 2016. The Company utilizes a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31. The first quarter of 2016 and 2015 each contained 13 weeks, and ended on April 1, and April 3, respectively.
Nature of Operations – On October 27, 2015, the Company acquired all of the outstanding common stock of Lake Region Medical Holdings, Inc. (“Lake Region Medical”). As a result, the Company now has three reportable segments: Greatbatch Medical, QiG Group (“QiG”) and Lake Region Medical. On March 14, 2016, Greatbatch completed the spin-off of a portion of its QiG segment through a tax-free distribution of all of the shares of its QiG Group, LLC subsidiary to the stockholders of Greatbatch on a pro rata basis (the “Spin-off”). See Note 2 “Divestiture and Acquisition” for further description of these transactions. As a result of the Lake Region Medical acquisition and the Spin-off, the Company is in the process of re-evaluating its reporting structure, which may change its product line and segment reporting in the future. This process is expected to be finalized in 2016.
Simultaneous with the close of the Lake Region Medical acquisition, the Company announced its intention to rename the combined entity Integer Holdings Corporation. The new name is subject to receipt of Greatbatch stockholder approval at the Company’s annual meeting to be held in May 2016.
Greatbatch Medical designs and manufactures products where Greatbatch either owns the intellectual property or has unique manufacturing and assembly expertise. These products include medical devices and components for the cardiac, neuromodulation, orthopedics, portable medical, vascular and energy markets among others.
The QiG segment focuses on the design and development of complete medical device systems and components. QiG seeks to assist customers in accelerating the velocity of innovation while delivering an optimized supply chain and critical cost efficiencies. The medical devices QiG designs and develops are full product solutions that utilize the medical technology expertise and capabilities residing within Greatbatch Medical. See Note 2 “Divestiture and Acquisition” for further description of the Spin-off and how it impacted the Company’s QiG segment.
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
The Company’s customers include large multi-national original equipment manufacturers (“OEMs”) and their affiliated subsidiaries.

GREATBATCH. INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

2.	DIVESTITURE AND ACQUISITION
Spin-off of Nuvectra Corporation
On March 14, 2016, Greatbatch completed the spin-off of a portion of its QiG segment through a tax-free distribution of all of the shares of its QiG Group, LLC subsidiary to the stockholders of Greatbatch on a pro rata basis. Immediately prior to completion of the Spin-off, QiG Group, LLC was converted into a corporation organized under the laws of Delaware and changed its name to Nuvectra Corporation (“Nuvectra”). On March 14, 2016, each of the Company’s stockholders of record as of the close of business on March 7, 2016 (the “Record Date”) received one share of Nuvectra common stock for every three shares of Greatbatch common stock held as of the Record Date. As a result, Nuvectra is now an independent publicly traded company whose common stock is listed on the NASDAQ stock exchange under the symbol “NVTR.”
The portion of the QiG segment spun-off consisted of QiG Group, LLC and its subsidiaries: (i) Algostim, LLC (“Algostim”), (ii) PelviStim LLC (“PelviStim”), and (iii) Greatbatch’s NeuroNexus Technologies (“NeuroNexus”) subsidiary. The operations of Centro de Construcción de Cardioestimuladores del Uruguay (“CCC”) and certain other existing QiG research and development capabilities were retained by Greatbatch and not included as part of the Spin-off. As the Company continues to focus on the design and development of complete medical device systems and components, and more specifically medical device systems and components in the neuromodulation market, the Spin-off was not considered a strategic shift that had a major effect on the Company’s operations and financial results. Accordingly, the Spin-off is not presented as a discontinued operation in the Condensed Consolidated Financial Statements. The results of Nuvectra are included in the Condensed Consolidated Statement of Operations through the date of the Spin-off.
In connection with the Spin-off, during the first quarter of 2016, the Company made a cash capital contribution of $75 million to Nuvectra and divested the following assets and liabilities (in thousands):

Assets divested
Cash and cash equivalents	$76,256
Other current assets	977
Property, plant and equipment, net	4,407
Amortizing intangible assets, net	1,931
Goodwill	40,830
Deferred income taxes	6,446
Total assets divested	130,847
Liabilities transferred
Current liabilities	2,119
Net assets divested	$128,728
For the first quarter of 2016 and 2015, Nuvectra contributed a pre-tax loss of $5.2 million and $5.5 million, respectively, to the Company’s results of operations.
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
The aggregate consideration paid to the stockholders and equity award holders of Lake Region Medical consisted of the following (in thousands):

Cash	$478,490
Fair value of Greatbatch common stock	245,368
Replacement stock options attributable to pre-acquisition service	4,508
Total purchase consideration	$728,366

GREATBATCH. INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

The fair value of the Greatbatch common stock issued as part of the consideration was determined based upon the closing stock price of Greatbatch’s shares as of the acquisition date. The fair value of the Greatbatch stock options issued as part of the consideration was determined utilizing a Black-Scholes option pricing model as of the acquisition date. Concurrently with the closing of the acquisition, the Company repaid all of the outstanding debt of Lake Region Medical of approximately $1.0 billion. The cash portion of the purchase price and the repayment of Lake Region Medical’s debt was primarily funded through a new senior secured credit facility and the issuance of senior notes. See Note 6 “Debt” for additional information regarding the Company’s debt. The Company believes that the combination of Greatbatch and Lake Region Medical brings together two highly complementary organizations that can provide a new level of industry leading capabilities and services to original equipment manufacturer customers while building value for shareholders. Through this acquisition, the Company believes that it will be at the forefront of innovating technologies and products that help change the face of healthcare, providing its customers with a distinct advantage as they bring complete systems and solutions to market. In turn, Greatbatch’s customers will be able to accelerate patient access to life enhancing therapies. The transaction is consistent with Greatbatch's strategy of achieving profitable growth and continuous improvement to drive margin expansion.
The operating results of Lake Region Medical have been included in the Company’s Lake Region Medical segment from the date of acquisition. For the three months ended April 1, 2016, Lake Region Medical added $198.3 million to the Company’s revenue and decreased the Company’s net loss by approximately $6.7 million.
This transaction was accounted for under the acquisition method of accounting. Accordingly, the cost of the acquisition was allocated to the Lake Region Medical assets acquired and liabilities assumed based on their fair values as of the closing date of the acquisition, with the amount exceeding the fair value of the net assets acquired recorded as goodwill. The value assigned to certain assets and liabilities are preliminary and are subject to revision as more detailed analyses are completed and additional information about the fair value of assets acquired and liabilities assumed become available. The final allocation may include changes to the acquisition date fair value of intangible assets, goodwill, deferred taxes, as well as operating assets and liabilities, some of which may result in material adjustments. Measurement-period adjustments made during the first quarter of 2016 did not have a material impact to the original valuation of net assets acquired, and did not impact the Company’s Condensed Consolidated Statement of Operations.
The following table summarizes the preliminary allocation of Lake Region Medical purchase price to the assets acquired and liabilities assumed (in thousands):

Assets acquired
Current assets	$269,815
Property, plant and equipment	216,473
Amortizing intangible assets	849,000
Indefinite-lived intangible assets	70,000
Goodwill	660,487
Other non-current assets	1,629
Total assets acquired	2,067,404
Liabilities assumed
Current liabilities	103,149
Debt assumed	1,044,675
Other long-term liabilities	191,214
Total liabilities assumed	1,339,038
Net assets acquired	$728,366
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

GREATBATCH. INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

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
Technology – Technology consists of technical processes, patented and unpatented technology, manufacturing know-how, trade secrets and the understanding with respect to products or processes that have been developed by Lake Region Medical and that will be leveraged in current and future products. The fair value of technology acquired was determined utilizing the relief from royalty method, a form of the income approach, with a royalty rate that ranged from 0.5% to 7%. The estimated useful life of the technology is based upon management’s estimate of the product life cycle associated with the technology before it will be replaced by new technologies.
Customer Lists – Customer lists represent the estimated fair value of non-contractual customer relationships Lake Region Medical had as of the acquisition date. The primary customers of Lake Region Medical include large OEMs in various geographic locations around the world. These relationships were valued separately from goodwill at the amount that an independent third party would be willing to pay for these relationships. The fair value of customer lists was determined using the multi-period excess-earnings method, a form of the income approach. The estimated useful life of the existing customer base was based upon the historical customer annual attrition rate of 5%, as well as management’s understanding of the industry and product life cycles.
Trademarks and Tradenames – Trademarks and tradenames represent the estimated fair value of Lake Region Medical’s corporate and product names. These tradenames were valued separately from goodwill at the amount that an independent third party would be willing to pay for use of these names. The fair value of the trademarks and tradenames was determined by utilizing the relief from royalty method, a form of the income approach, with a royalty rate that ranged from 0.25% to 1%. Trademarks and tradenames were assumed to have an indefinite useful life based upon the significant value the Lake Region Medical name has with OEMs in the medical component and device industries, their long history

GREATBATCH. INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

of being an industry leader and producing quality and innovative components, and given management’s current intention of using this tradename indefinitely, which was assumed to be consistent with what a reasonable market participant would also assume.
Goodwill – The excess of the purchase price over the fair value of net tangible and intangible assets acquired and liabilities assumed was allocated to goodwill. Various factors contributed to the establishment of goodwill, including the value of Lake Region Medical’s highly trained assembled work force and management team, the incremental value resulting from Lake Region Medical’s capabilities and services to OEMs, enhanced synergies, and the expected revenue growth over time that is attributable to increased market penetration from future products and customers. The goodwill acquired in connection with the acquisition was allocated to the Lake Region Medical segment and is not deductible for tax purposes.
Long-term Debt – The fair value of long-term debt was assumed to be equal to what was paid by Greatbatch at the time of closing of the acquisition in order to retire the debt, including prepayment penalties and fees.
Pro Forma Results (Unaudited)
The following unaudited pro forma information presents the consolidated results of operations of the Company and Lake Region Medical as if that acquisition occurred as of the beginning of fiscal year 2014 (in thousands, except per share amounts):

	Three Months Ended
	April 1, 2016	April 3, 2015
Sales	$332,238	$358,417
Net income (loss)	(12,660)	966
Earnings (loss) per share:
Basic	$(0.41)	$0.03
Diluted	$(0.41)	$0.03
The unaudited pro forma results presents the combined operating results of Greatbatch and Lake Region Medical with the results prior to the acquisition date adjusted to include the pro forma impact of the amortization of acquired intangible assets, the adjustment to interest expense reflecting the amount borrowed in connection with the acquisition at Greatbatch’s interest rates, and the impact of income taxes on the pro forma adjustments utilizing the applicable statutory tax rate. The unaudited pro forma consolidated basic and diluted income (loss) per share calculations are based on the consolidated basic and diluted weighted average shares of Greatbatch. The unaudited pro forma results are presented for illustrative purposes only and do not reflect the realization of potential cost savings, and any related integration costs. Costs savings may result from the acquisition; however, there can be no assurance that these cost savings will be achieved. These pro forma results do not purport to be indicative of the results that would have been obtained by the combined company, or to be a projection of results that may be obtained in the future by the combined company.

3.     SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended
(in thousands)	April 1, 2016	April 3, 2015
Noncash investing and financing activities:
Common stock contributed to 401(k) Plan	$—	$3,920
Property, plant and equipment purchases included in accounts payable	4,304	943
Purchase of technology included in accrued expenses	2,000	—
Divestiture of noncash assets	54,591	—
Divestiture of liabilities	2,119	—

GREATBATCH. INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

4.	INVENTORIES
Inventories are comprised of the following (in thousands):

	As of
	April 1, 2016	January 1, 2016
Raw materials	$110,095	$107,296
Work-in-process	104,698	93,729
Finished goods	52,587	51,141
Total	$267,380	$252,166

5.	INTANGIBLE ASSETS
Amortizing intangible assets are comprised of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount
At April 1, 2016
Purchased technology and patents	$256,719	$(87,626)	$3,270	$172,363
Customer lists	759,987	(45,315)	7,176	721,848
Other	4,534	(4,995)	803	342
Total amortizing intangible assets	$1,021,240	$(137,936)	$11,249	$894,553
At January 1, 2016
Purchased technology and patents	$255,776	$(83,708)	$1,444	$173,512
Customer lists	761,857	(40,815)	(986)	720,056
Other	4,534	(4,946)	821	409
Total amortizing intangible assets	$1,022,167	$(129,469)	$1,279	$893,977
During the first quarter of 2016, the Company made an asset purchase of technology totaling $2.0 million, which is being amortized over a weighted average period of approximately 15 years.
Aggregate intangible asset amortization expense is comprised of the following (in thousands):

	Three Months Ended
	April 1, 2016	April 3, 2015
Cost of sales	$4,240	$1,471
Selling, general and administrative expenses	5,136	1,813
Research, development and engineering costs, net	88	103
Total intangible asset amortization expense	$9,464	$3,387

GREATBATCH. INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

Estimated future intangible asset amortization expense based on the carrying value as of April 1, 2016 is as follows (in thousands):

Estimated Amortization Expense
Remainder of 2016	$28,538
2017	44,249
2018	45,179
2019	45,272
2020	45,876
Thereafter	685,439
Total estimated amortization expense	$894,553
Indefinite-lived intangible assets are comprised of the following (in thousands):

Trademarks and Tradenames
At January 1, 2016	$90,288
At April 1, 2016	$90,288
The change in goodwill is as follows (in thousands):

	Greatbatch Medical	QiG	Lake Region Medical	Total
At January 1, 2016	$303,929	$50,096	$659,545	$1,013,570
Goodwill divested (Note 2)	—	(40,830)	—	(40,830)
Purchase accounting adjustment (Note 2)	—	—	(1,301)	(1,301)
Foreign currency translation	172	—	7,890	8,062
At April 1, 2016	$304,101	$9,266	$666,134	$979,501

6.	DEBT
Long-term debt is comprised of the following (in thousands):

	As of
	April 1, 2016	January 1, 2016
Senior secured term loan A	$370,313	$375,000
Senior secured term loan B	1,022,437	1,025,000
9.125% senior notes due 2023	360,000	360,000
Revolving line of credit	55,000	—
Less unamortized discount on term loan B and debt issuance costs	(45,203)	(45,947)
Total debt	1,762,547	1,714,053
Less current portion of long-term debt	29,000	29,000
Total long-term debt	$1,733,547	$1,685,053

GREATBATCH. INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

Senior Secured Credit Facilities - In connection with the Lake Region Medical acquisition, on October 27, 2015, the Company replaced its existing credit facility with new senior secured credit facilities (the “Senior Secured Credit Facilities”) consisting of (i) a $200 million revolving credit facility (the “Revolving Credit Facility”), (ii) a $375 million term loan A facility (the “TLA Facility”), and (iii) a $1,025 million term loan B facility (the “TLB Facility”). The TLA Facility and TLB Facility are collectively referred to as the “Term Loan Facilities.” The TLB facility was issued at a 1% discount.
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
As of April 1, 2016, the estimated fair value of TLB Facility was $1,021 million, based on quoted market prices for the debt, recent sales prices for the debt and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and is classified as Level 2 measurements within the fair value hierarchy. The par amount of TLA Facility approximated its fair value as of April 1, 2016 based upon the debt being variable rate in nature.
Revolving Credit Facility
The Revolving Credit Facility matures on October 27, 2020. The Revolving Credit Facility also includes a $15 million sublimit for swingline loans and a $30 million sublimit for standby letters of credit (which was subsequently decreased to $25 million on April 27, 2016). The Company is required to pay a commitment fee on the unused portion of the Revolving Credit Facility, which will range between 0.175% and 0.25%, depending on the Company’s Total Net Leverage Ratio. As of April 1, 2016, the Company had $55 million of outstanding borrowings on the Revolving Credit Facility and an available borrowing capacity was $134.1 million after giving effect to $10.9 million of outstanding standby letters of credit.
Subject to certain conditions, commitments under the Revolving Credit Facility may be increased through an incremental revolving facility so long as, on a pro forma basis, the Company’s first lien net leverage ratio does not exceed 4.25:1.00.
Covenants
The Revolving Credit Facility and the TLA Facility contain covenants requiring (A) a maximum Total Net Leverage Ratio of 6.50:1.00, subject to step downs beginning in the fourth quarter of 2016 and (B) a minimum interest coverage ratio of adjusted EBITDA (as defined in the Senior Secured Credit Facilities) to interest expense of not less than 3.00:1.00. The TLB Facility does not contain any financial maintenance covenants.
The Senior Secured Credit Facilities also contain negative covenants that restrict the Company’s ability to (i) incur additional indebtedness; (ii) create certain liens; (iii) consolidate or merge; (iv) sell assets, including capital stock of the Company’s subsidiaries; (v) engage in transactions with the Company’s affiliates; (vi) create restrictions on the payment of dividends or other amounts to Greatbatch Ltd. from the Company’s restricted subsidiaries; (vii) pay dividends on capital stock or redeem, repurchase or retire capital stock; (viii) pay, prepay, repurchase or retire certain subordinated indebtedness; (ix) make investments, loans, advances and acquisitions; (x) make certain amendments or modifications to the organizational documents of the Company or its subsidiaries or the documentation governing other senior indebtedness of the Company; and (xi) change the Company’s type of business. These negative covenants are subject to a number of limitations and exceptions that are described in the Senior Secured Credit Facilities agreement. As of April 1, 2016, the Company was in compliance with all financial and negative covenants under the Senior Secured Credit Facilities.
The Senior Secured Credit Facilities provide for customary events of default. Upon the occurrence and during the continuance of an event of default, the outstanding advances and all other obligations under the Senior Secured Credit Facilities become immediately due and payable. The Senior Secured Credit Facilities are guaranteed by the Company,

GREATBATCH. INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

as a parent guarantor, and all of the Company’s present and future direct and indirect wholly-owned domestic subsidiaries (other than Greatbatch Ltd., non-wholly owned joint ventures and certain other excluded subsidiaries). The Senior Secured Credit Facilities are secured, subject to certain exceptions, by a first priority security interest in; i) the present and future shares of capital stock of (or other ownership or profit interests in) Greatbatch Ltd. and each guarantor (except the Company); ii) sixty-six percent (66%) of all present and future shares of voting capital stock of each specified first-tier foreign subsidiary; iii) substantially all of the Company’s, Greatbatch Ltd.’s and each other guarantor’s other personal property; and iv) all proceeds and products of the property and assets of the Company, Greatbatch Ltd. and the other guarantors.
9.125% Senior Notes due 2023 - On October 27, 2015, the Company completed a private offering of $360 million aggregate principal amount of 9.125% senior notes due on November 1, 2023 (the “Senior Notes”).
Interest on the Senior Notes is payable on May 1 and November 1 of each year, beginning on May 1, 2016. The Company may redeem the Senior Notes, in whole or in part, prior to November 1, 2018 at a price equal to 100% of the principal amount thereof plus a “make-whole” premium. Prior to November 1, 2018, the Company may redeem up to 40% of the aggregate principal amount of the Senior Notes using the proceeds from certain equity offerings at a redemption price equal to 109.125% of the aggregate principal amount of the Senior Notes. As of April 1, 2016, the estimated fair value of the Senior Notes was $357 million, based on quoted market prices of these notes, recent sales prices for the Senior Notes and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and is classified as Level 2 measurements within the fair value hierarchy.
The Senior Notes are senior unsecured obligations of the Company. The indenture for the Senior Notes contain restrictive covenants that, among other things, limit the ability of the Company to: (i) incur or guarantee additional indebtedness or issue certain disqualified stock or preferred stock; (ii) create certain liens; (iii) pay dividends or make distributions in respect of capital stock; (iv) make certain other restricted payments; (v) enter into agreements that restrict certain dividends or other payments; (vi) enter into sale-leaseback agreements; (vii) engage in certain transactions with affiliates; and (viii) consolidate or merge with, or sell substantially all of their assets to, another person. These covenants are subject to a number of limitations and exceptions that are described in the indenture for the Senior Notes. The indenture for the Senior Notes provide for customary events of default, subject in certain cases to customary cure periods, in which the Senior Notes and any unpaid interest would become due and payable. As of April 1, 2016, the Company was in compliance with all restrictive covenants under the Senior Notes.
As of April 1, 2016, the weighted average interest rate on all outstanding borrowings is 5.70%.
Contractual maturities under the Term Loan Facilities and Senior Notes for the next five years and thereafter, excluding any discounts or premiums, as of April 1, 2016 are as follows (in thousands):

Remaining in 2016	$21,750
2017	31,344
2018	40,719
2019	47,750
2020	102,750
Thereafter	1,563,437
Total	$1,807,750
Interest Rate Swaps – From time to time, the Company enters into interest rate swap agreements in order to hedge against potential changes in cash flows on its outstanding variable rate debt. During 2012, the Company entered into a three-year $150 million interest rate swap, which amortized $50 million per year. During 2014, the Company entered into an additional interest rate swap. The first $45 million of notional amount of the swap was effective February 20, 2015 and the second $45 million of notional amount was scheduled to be effective February 22, 2016. These swaps were accounted for as cash flow hedges. As a result of the Lake Region Medical acquisition, the forecasted cash flows that the Company’s interest rate swaps were hedging were no longer expected to occur. During the fourth quarter of 2015, the Company terminated its outstanding interest rate swap agreements. As of April 1, 2016, the Company has no interest rate swap agreements outstanding. No portion of the change in fair value of the Company’s interest rate swaps during the three months ended April 3, 2015 was considered ineffective. The amount recorded as Interest Expense during the three months ended April 3, 2015 related to the Company’s interest rate swaps was $0.2 million.

GREATBATCH. INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

Debt Issuance Costs and Discounts – The change in deferred debt issuance costs related to the Company’ Revolving Credit Facility is as follows (in thousands):

At January 1, 2016	$4,791
Amortization during the period	(248)
At April 1, 2016	$4,543
The change in unamortized discount and debt issuance costs related to the Term Loan Facilities and Senior Notes is as follows (in thousands):

	Debt Issuance Costs	Unamortized Discount on TLB Facility	Total
At January 1, 2016	$35,908	$10,039	$45,947
Financing costs incurred	781	—	781
Amortization during the period	(1,201)	(324)	(1,525)
At April 1, 2016	$35,488	$9,715	$45,203

7.	BENEFIT PLANS
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
The change in net defined benefit plan liability is as follows (in thousands):

At January 1, 2016	$7,121
Net defined benefit cost	192
Foreign currency translation	288
At April 1, 2016	$7,601
Net defined benefit cost is comprised of the following (in thousands):

	Three Months Ended
	April 1, 2016	April 3, 2015
Service cost	$108	$79
Interest cost	43	15
Amortization of net loss	46	14
Expected return on plan assets	(5)	(3)
Net defined benefit cost	$192	$105

GREATBATCH. INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

8.	STOCK-BASED COMPENSATION

In connection with the Spin-off, under the provisions of the Company’s existing stock incentive plans, employee stock option, restricted stock and restricted stock unit awards were adjusted to preserve the fair value of the awards immediately before and after the Spin-off. As such, the Company did not record any modification expense related to the conversion of the awards. Certain awards granted to employees who transferred to Nuvectra in connection with the Spin-off were canceled. As required, the Company accelerated the remaining expense related to these canceled awards of $0.5 million during the current quarter, which was classified as Other Operating Expenses, Net. The stock awards held as of March 14, 2016 were modified as follows:

•
Stock options: Holders of Greatbatch stock option awards continued to hold stock options to purchase the same number of shares of Greatbatch common stock at an adjusted exercise price and one new Nuvectra stock option for every three Greatbatch stock options held as of the Record Date, which, in the aggregate, preserved the fair value of the overall awards granted. The adjusted exercise price for Greatbatch stock options was equal to approximately 93% of the original exercise price. The stock option awards will continue to vest over their original vesting period.

•
Restricted stock and restricted stock units: Holders of Greatbatch restricted stock and restricted stock unit awards received one new share of Nuvectra restricted stock and restricted stock unit awards for every three Greatbatch restricted stock and restricted stock unit awards held as of the Record Date. Greatbatch restricted stock and restricted stock unit awards will continue to vest in accordance with their original performance metrics and over their original vesting period.

The components and classification of stock-based compensation expense were as follows (in thousands):

	Three Months Ended
	April 1, 2016	April 3, 2015
Stock options	$609	$619
Restricted stock and restricted stock units	2,226	1,634
Total stock-based compensation expense	$2,835	$2,253

Cost of sales	$197	$260
Selling, general and administrative expenses	1,655	1,761
Research, development and engineering costs, net	177	232
Other operating expenses, net	806	—
Total stock-based compensation expense	$2,835	$2,253
The weighted average fair value and assumptions used to value options granted are as follows:

	Three Months Ended
	April 1, 2016	April 3, 2015
Weighted average fair value	$12.81	$12.07
Risk-free interest rate	1.69%	1.55%
Expected volatility	26%	26%
Expected life (in years)	5	5
Expected dividend yield	—%	—%

GREATBATCH. INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

The following table summarizes time and performance-vested stock option activity:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In Millions)
Outstanding at January 1, 2016	1,678,900	$28.32
Granted	152,546	51.92
Exercised	—	—
Forfeited or expired	(16,318)	(46.53)
Adjustment due to Spin-off	—	(2.02)
Outstanding at April 1, 2016	1,815,128	$28.09	6.2	$18.2
Exercisable at April 1, 2016	1,472,299	$23.87	5.5	$18.2
The following table summarizes time-vested restricted stock and restricted stock unit activity:

	Time-Vested Activity	Weighted Average Fair Value
Nonvested at January 1, 2016	39,235	$47.40
Granted	46,474	51.48
Vested	(5,057)	51.00
Forfeited	(6,317)	49.53
Nonvested at April 1, 2016	74,335	$49.52
The following table summarizes performance-vested restricted stock and restricted stock unit activity:

	Performance- Vested Activity	Weighted Average Fair Value
Nonvested at January 1, 2016	577,825	$25.11
Granted	156,730	31.59
Vested	(249,153)	15.86
Forfeited	(44,587)	32.42
Nonvested at April 1, 2016	440,815	$31.89

9.	OTHER OPERATING EXPENSES, NET
Other Operating Expenses, Net is comprised of the following (in thousands):

	Three Months Ended
	April 1, 2016	April 3, 2015
2014 investments in capacity and capabilities	$4,153	$6,455
Orthopedic facilities optimization	137	473
Legacy Lake Region Medical consolidations	2,359	—
Acquisition and integration costs	9,965	66
Asset dispositions, severance and other	4,526	861
	$21,140	$7,855

GREATBATCH. INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

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

•
Functions performed at the Company’s facilities in Beaverton, OR and Raynham, MA to manufacture products for the portable medical market were transferred to a new facility in Tijuana, Mexico. Products manufactured at the Beaverton facility, which do not serve the portable medical market, were transferred to the Company’s Raynham facility. This initiative was substantially completed during the first quarter of 2016.

•	The design engineering responsibilities previously performed at the Company’s Cleveland, OH facility were transferred to the Company’s facilities in Minnesota in 2015.

•	The realignment of the Company’s commercial sales operations was completed in 2015.
The total capital investment expected for these initiatives is between $25.0 million and $28.0 million, of which $22.8 million has been expended through April 1, 2016. Total restructuring charges expected to be incurred in connection with this realignment are between $34.0 million and $39.0 million, of which $36.1 million has been incurred through April 1, 2016. Expenses related to this initiative are recorded within the applicable segment and corporate cost centers that the expenditures relate to and include the following:

•Severance and retention: $6.0 million - $7.0 million;
•Accelerated depreciation and asset write-offs: $1.0 million - $3.0 million; and
•Other: $27.0 million - $29.0 million
Other expenses primarily consist of costs to relocate certain equipment and personnel, duplicate personnel costs, excess overhead, disposal, and travel expenditures. All expenses are cash expenditures except accelerated depreciation and asset write-offs.
The change in accrued liabilities related to the 2014 investments in capacity and capabilities is as follows (in thousands):

	Severance and Retention	Accelerated Depreciation/Asset Write-offs	Other	Total
At January 1, 2016	$1,429	$—	$1,595	$3,024
Restructuring charges	118	—	4,035	4,153
Cash payments	(455)	—	(3,648)	(4,103)
At April 1, 2016	$1,092	$—	$1,982	$3,074
Orthopedic facilities optimization. In 2010, the Company began updating its Indianapolis, IN facility to streamline operations, consolidate two buildings, increase capacity, further expand capabilities, and reduce dependence on outside suppliers. This initiative was completed in 2011.
In 2011, the Company began construction of an orthopedic manufacturing facility in Fort Wayne, IN and transferred manufacturing operations being performed at its Columbia City, IN location into this new facility. This initiative was completed in 2012.
In 2012, the Company transferred manufacturing and development operations performed at its facilities in Orvin and Corgemont, Switzerland into existing facilities in Fort Wayne, IN and Tijuana, Mexico. This initiative was completed in 2013.
During 2013, the Company began a project to expand its Chaumont, France facility in order to enhance its capabilities and fulfill larger volume customer supply agreements. This initiative is expected to be completed over the next year.
The total capital investment expected to be incurred for these initiatives is between $30.0 million and $35.0 million, of which $29.0 million has been expended through April 1, 2016. Total expense expected to be incurred for these initiatives is between $45.0 million and $48.0 million, of which $44.0 million has been incurred through April 1, 2016.

GREATBATCH. INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

All expenses have been and will be recorded within the Greatbatch Medical segment and are expected to include the following:

•	Severance and retention: approximately $11.0 million;

•	Accelerated depreciation and asset write-offs: approximately $13.0 million; and

•	Other: $21.0 million – $24.0 million
Other expenses include production inefficiencies, moving, revalidation, personnel, training, consulting, and travel costs associated with these consolidation projects. All expenses are cash expenditures except accelerated depreciation and asset write-offs.
The change in accrued liabilities related to the orthopedic facilities optimization is as follows (in thousands):

	Severance and Retention	Accelerated Depreciation/Asset Write-offs	Other	Total
At January 1, 2016	$—	$—	$—	$—
Restructuring charges	—	—	137	137
Cash payments	—	—	(137)	(137)
At April 1, 2016	$—	$—	$—	$—

Legacy Lake Region Medical consolidations. In 2014, Lake Region Medical initiated plans to close its Arvada, CO site, consolidate its two Galway, Ireland sites into one facility, and other restructuring actions that will result in a reduction in staff across manufacturing and administrative functions at certain locations. This initiative is expected to be substantially completed by the end of 2016. The total capital investment expected for this initiative since the acquisition date is between $3.0 million and $4.0 million, of which $1.3 million has been expended through April 1, 2016. Total expense expected to be incurred for this initiative since the acquisition date is between $13.0 million and $15.0 million, of which $4.3 million has been incurred through April 1, 2016. All expenses have been and will be recorded within the Lake Region Medical segment and are expected to include the following:

•	Employee costs: $5.0 million - $6.0 million; and

•	Other: $8.0 million - $9.0 million.

Other expenses primarily consist of production inefficiencies, moving, revalidation, personnel, training, consulting, and travel costs associated with these consolidation projects. All expenses are cash expenditures.

The change in accrued liabilities related to these legacy Lake Region Medical consolidation initiatives is as follows (in thousands):

	Employee Costs	Other	Total
At January 1, 2016	$3,667	$596	$4,263
Restructuring charges	1,840	519	2,359
Cash payments	(1,382)	(515)	(1,897)
At April 1, 2016	$4,125	$600	$4,725

Acquisition and integration costs. During the first quarter of 2016, the Company incurred $1.4 million in transaction costs related to the acquisition of Lake Region Medical. These costs primarily relate to professional and consulting fees, of which $0.2 million were accrued as of April 1, 2016. Expenses related to this initiative were recorded to corporate unallocated expenses. Additionally, during the first quarter of 2016, the Company incurred $7.3 million in Lake Region Medical integration costs, which primarily included change-in-control payments to former Lake Region Medical executives, professional, consulting, severance, relocation, and travel costs, of which $5.1 million are accrued as of April 1, 2016. Total expense expected to be incurred in connection with the integration of Lake Region Medical is between $40.0 million and $50.0 million, of which $15.9 million were incurred through April 1, 2016. Total capital

GREATBATCH. INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

expenditures for this initiative are expected to be between $20.0 million and $25.0 million, incurrence of which have not been material to date.
Asset dispositions, severance and other. During 2016 and 2015, the Company recorded losses in connection with various asset disposals and/or write-downs. In addition, during the first quarter of 2016 and 2015, the Company incurred legal and professional costs in connection with the Spin-off of $4.3 million and $0.5 million, respectively, of which $2.2 million are accrued as of April 1, 2016. Total transaction related costs for the Spin-off are estimated to be between $11 million and $12 million, of which $10.3 million have been incurred through April 1, 2016. Expenses related to the Spin-off were primarily recorded within the corporate unallocated and the QiG segment. Refer to Note 2 “Divestiture and Acquisition” for additional information on the Spin-off of Nuvectra.

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
As of April 1, 2016, the balance of unrecognized tax benefits is approximately $9.6 million. It is reasonably possible that a reduction of up to $0.1 million of the balance of unrecognized tax benefits may occur within the next twelve months as a result of potential audit settlements. Approximately $8.8 million of the balance of unrecognized tax benefits would favorably impact the effective tax rate, net of federal benefit on state issues, if recognized.

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
In January 2015, Lake Region Medical was notified by the New Jersey Department of Environmental Protection (“NJDEP”) of the NJDEP’s intent to revoke a no further action determination made by the NJDEP in favor of Lake Region Medical in 2002 pertaining to a property on which a subsidiary of Lake Region Medical operated a manufacturing facility in South Plainfield, New Jersey beginning in 1971. Lake Region Medical sold the property in 2004 and vacated the facility in 2007. The Company is cooperating with the NJDEP and believes the NJDEP’s notice of intent to revoke is unwarranted. In December 2014, the current owner of the property commenced litigation against Lake Region Medical, one of its executive officers and other unrelated third parties, alleging that the defendants caused or contributed to alleged groundwater contamination beneath the property. The Company believes these allegations are without merit and has concluded that any potential loss related to these allegations is not probable, and as such, no liability has been recorded as of April 1, 2016.
The Company is a party to various other legal actions arising in the normal course of business. Other than what is discussed in this note, the Company does not expect that the ultimate resolution of any other pending legal actions will have a material effect on its consolidated results of operations, financial position, or cash flows. However, litigation is subject to inherent uncertainties. As such, there can be no assurance that any pending legal action, which the Company currently believes to be immaterial, will not become material in the future.
Environmental Matters – The Company’s Collegeville, PA facility, which was acquired as part of the Lake Region Medical acquisition, is subject to two administrative consent orders entered into with the U.S. Environmental Protection Agency (the “EPA”), which require ongoing groundwater treatment and monitoring at the site as a result of historic leaks from underground storage tanks. Upon approval by the EPA of the Company’s proposed post remediation care plan, which requires a continuation of the groundwater treatment and monitoring process at the site, the Company expects that the consent orders will terminate. During the first half of 2016, the Company expects a decision from the EPA on whether the Company’s post remediation care plan has been approved. The groundwater

GREATBATCH. INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

treatment process at the Collegeville facility consists of a groundwater extraction and treatment system and the performance of annual sampling of a defined set of groundwater wells as a means to monitor containment within approved boundaries. As of April 1, 2016 and January 1, 2016, there was $1.1 million recorded in Other Long-Term Liabilities in the Condensed Consolidated Balance Sheets in connection with this matter for the cost of on-going remediation.
Product Warranties – The Company generally warrants that its products will meet customer specifications and will be free from defects in materials and workmanship. The Company does not expect future product warranty claims will have a material effect on its consolidated results of operations, financial position, or cash flows. However, there can be no assurance that any future customer complaints or negative regulatory actions regarding the Company’s products, which the Company currently believes to be immaterial, does not become material in the future. The change in product warranty liability was comprised of the following (in thousands):

At January 1, 2016	$3,316
Additions to warranty reserve	294
Warranty claims paid	(24)
At April 1, 2016	$3,586
Purchase Commitments – Contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding on the Company and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum, or variable price provisions, and the approximate timing of the transaction. The Company’s purchase orders are normally based on its current manufacturing needs and are fulfilled by its vendors within short time horizons. The Company also enters into blanket orders with vendors that have preferred pricing and terms; however, these orders are normally cancelable without penalty. The Company also enters into contracts for outsourced services; however, the obligations under these contracts generally contain clauses allowing for cancellation without significant penalty. As of April 1, 2016, these contractual obligations totaled approximately $60.3 million and will be financed by existing cash and cash equivalents, cash generated from operations, or the Company’s credit facilities.
Operating Leases – The Company is a party to various operating lease agreements for buildings, machinery, equipment, and software. The Company primarily leases buildings, which accounts for the majority of the future lease payments. Minimum future estimated operating lease expenses as of April 1, 2016 are as follows (in thousands):

Remainder of 2016	$11,076
2017	13,114
2018	12,147
2019	11,052
2020	9,018
Thereafter	31,272
Total estimated operating lease expense	$87,679
Foreign Currency Contracts – The Company enters into forward contracts to purchase Mexican pesos in order to hedge the risk of peso-denominated payments associated with operations at its facilities in Mexico. In connection with the Lake Region Medical acquisition, the Company terminated its outstanding forward contracts resulting in a $2.4 million payment to the foreign currency contract counterparty during the fourth quarter of 2015. As of April 1, 2016, the Company had $1.0 million recorded in Accumulated Other Comprehensive Income related to these contracts, which will be amortized to Cost of Sales as the inventory, which the contracts were hedging the cash flows to produce, is sold.

GREATBATCH. INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

The impact to the Company’s results of operations from its forward contract hedges is as follows (in thousands):

	Three Months Ended
	April 1, 2016	April 3, 2015
Addition in cost of sales	$619	$244
Ineffective portion of change in fair value	—	—
Information regarding outstanding foreign currency contracts as of April 1, 2016 is as follows (dollars in thousands):

Instrument	Type of Hedge	Aggregate Notional Amount	Start Date	End Date	$/Peso	Fair Value	Balance Sheet Location
FX Contract	Cash flow	$12,360	Jan 2016	Dec 2016	0.0584	$(325)	Accrued Expenses
FX Contract	Cash flow	$8,386	Apr 2016	Dec 2016	0.0565	$62	Other Current Assets
Self-Insured Medical Plan – The Company self-funds the medical insurance coverage provided to its U.S. based employees. The Company has specific stop loss coverage for claims incurred during 2016 exceeding $250 thousand per associate for legacy Greatbatch and exceeding $275 thousand per associate for legacy Lake Region Medical with no annual maximum aggregate stop loss coverage. As of April 1, 2016 and January 1, 2016, the Company had $3.6 million and $4.0 million accrued related to its self-insurance of its medical plans, respectively. This accrual is recorded in Accrued Expenses in the Condensed Consolidated Balance Sheets and is primarily based upon claim history.
Self-Insured Workers’ Compensation Trust – Prior to 2011, the Company was a member of a group self-insurance trust that provided workers’ compensation benefits to employees of the Company in Western New York (the “Trust”). Prior to being acquired by Greatbatch, Lake Region Medical self-insured the workers’ compensation benefits provided to its employees. As of April 1, 2016, the Company utilized a traditional insurance provider for workers’ compensation coverage for all associates. During 2015, the Company received an additional assessment from the Trust of $0.9 million. As of April 1, 2016 and January 1, 2016, the Company had $3.4 million and $3.9 million accrued for workers’ compensation claims, respectively. This accrual is recorded in Accrued Expenses in the Condensed Consolidated Balance Sheets and is primarily based upon claim history and assessments received.

GREATBATCH. INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

12.	EARNINGS (LOSS) PER SHARE (“EPS”)
The following table illustrates the calculation of Basic and Diluted EPS (in thousands, except per share amounts):

	Three Months Ended
	April 1, 2016	April 3, 2015
Numerator for basic and diluted EPS:
Net income (loss)	$(12,660)	$8,008
Denominator for basic EPS:
Weighted average shares outstanding	30,718	25,264
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units	—	955
Denominator for diluted EPS	30,718	26,219
Basic EPS	$(0.41)	$0.32
Diluted EPS	$(0.41)	$0.31
The diluted weighted average share calculations do not include the following securities, which are not dilutive to the EPS calculations or the performance criteria have not been met:

	Three Months Ended
	April 1, 2016	April 3, 2015
Time-vested stock options, restricted stock and restricted stock units	1,889,500	266,000
Performance-vested restricted stock units	440,800	11,900

13.	ACCUMULATED OTHER COMPREHENSIVE INCOME
Accumulated Other Comprehensive Income is comprised of the following (in thousands):

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total Pre-Tax Amount	Tax	Net-of-Tax Amount
At January 1, 2016	$(1,179)	$(2,392)	$3,609	$38	$1,332	$1,370
Unrealized loss on cash flow hedges	—	(54)	—	(54)	19	(35)
Realized loss on foreign currency hedges	—	619	—	619	(217)	402
Foreign currency translation gain	—	—	18,760	18,760	—	18,760
At April 1, 2016	$(1,179)	$(1,827)	$22,369	$19,363	$1,134	$20,497

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total Pre-Tax Amount	Tax	Net-of-Tax Amount
At January 2, 2015	$(1,181)	$(2,558)	$11,450	$7,711	$1,412	$9,123
Unrealized loss on cash flow hedges	—	(1,347)	—	(1,347)	470	(877)
Realized loss on foreign currency hedges	—	244	—	244	(85)	159
Realized loss on interest rate swap hedges	—	181	—	181	(63)	118
Foreign currency translation loss	—	—	(1,825)	(1,825)	—	(1,825)
At April 3, 2015	$(1,181)	$(3,480)	$9,625	$4,964	$1,734	$6,698
The realized loss relating to the Company’s foreign currency and interest rate swap hedges were reclassified from Accumulated Other Comprehensive Income and included in Cost of Sales and Interest Expense, respectively, in the Condensed Consolidated Statements of Operations.

GREATBATCH. INC.
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
Foreign Currency Contracts – The fair value of foreign currency contracts were determined through the use of cash flow models that utilize observable market data inputs to estimate fair value. These observable market data inputs included foreign exchange rate and credit spread curves. In addition, the Company received fair value estimates from the foreign currency contract counterparty to verify the reasonableness of the Company’s estimates. The Company’s foreign currency contracts are categorized in Level 2 of the fair value hierarchy. The fair value of the Company’s foreign currency contracts will be realized as Cost of Sales as the inventory, which the contracts are hedging the cash flows to produce, is sold, of which approximately $1.8 million is expected to be realized within the next twelve months.
The following table provides information regarding assets and liabilities recorded at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
	At April 1,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2016	(Level 1)	(Level 2)	(Level 3)
Assets
Foreign currency contracts (Note 11)	$62	$—	$62	$—
Liabilities
Foreign currency contracts (Note 11)	$325	$—	$325	$—
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Fair value standards also apply to certain assets and liabilities that are measured at fair value on a nonrecurring basis. The carrying amounts of cash, accounts receivable, accounts payable, and accrued expenses approximate fair value because of the short-term nature of these items. Refer to Note 6 “Debt” for further discussion regarding the fair value of the Company’s Senior Secured Credit Facilities and Senior Notes. A summary of the valuation methodologies for assets and liabilities measured on a nonrecurring basis is as follows:
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
Potential recoverability is measured by comparing the carrying amount of the asset or asset group to its related total future undiscounted cash flows. If the carrying value is not recoverable, the asset or asset group is considered to be impaired. Impairment is measured by comparing the asset or asset group’s carrying amount to its fair value. When it is determined that useful lives are shorter than originally estimated, and no impairment is present, the rate of depreciation is accelerated in order to fully depreciate the assets over their new shorter useful lives. The Company did not record any impairment charges related to its long-lived assets during the first three months of 2016 or 2015.

GREATBATCH. INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

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
The Company did not record any impairment charges related to its indefinite-lived intangible assets, including goodwill, during the first three months of 2016 or 2015, respectively. See Note 5 “Intangible Assets” for additional information on the Company’s intangible assets.
Cost and Equity Method Investments – The Company holds investments in equity and other securities that are accounted for as either cost or equity method investments, which are classified as Other Assets on the Condensed Consolidated Balance Sheets. The total carrying value of these investments is reviewed quarterly for changes in circumstance or the occurrence of events that suggest the Company’s investment may not be recoverable. The fair value of cost or equity method investments is not adjusted if there are no identified events or changes in circumstances that may have a material effect on the fair value of the investments. Gains and losses realized on cost and equity method investments are recorded in Other Income, Net, unless separately stated. The aggregate recorded amount of cost and equity method investments at April 1, 2016 and January 1, 2016 was $22.5 million and $20.6 million, respectively. The Company’s equity method investment is in a Chinese venture capital fund focused on investing in life sciences companies. This fund accounts for its investments at fair value with the unrealized change in fair value of these investments recorded as income or loss to the fund in the period of change. As of April 1, 2016, the Company owned 6.9% of this fund.
During the three month periods ended April 1, 2016 and April 3, 2015, the Company did not recognize any impairment charges related to its cost method investments. The fair value of these investments is determined by reference to recent sales data of similar shares to independent parties in an inactive market. This fair value calculation is categorized in Level 2 of the fair value hierarchy. During the three month periods ended April 1, 2016 and April 3, 2015, the Company recognized a net gain on cost and equity method investments of $1.3 million and $0.5 million, respectively, which is included in Other Income, Net.

15.	BUSINESS SEGMENT, GEOGRAPHIC AND CONCENTRATION RISK INFORMATION
As a result of the acquisition of Lake Region Medical, the Company now has three reportable segments: Greatbatch Medical, QiG and Lake Region Medical. During the first quarter of 2016, the Company completed the Spin-off of a portion of its QiG segment. See Note 2 “Divestiture and Acquisition” for further description of these transactions. As a result of the Lake Region Medical acquisition and the Spin-off, the Company is re-evaluating its reporting structure, which may change its product line and segment reporting in the future. This process is expected to be finalized in 2016.
Greatbatch Medical designs and manufactures medical devices and components where Greatbatch either owns the intellectual property or has unique manufacturing and assembly expertise. Greatbatch Medical provides medical devices and components to the cardiac, neuromodulation, orthopedics, portable medical, vascular and energy markets among others. Greatbatch Medical also offers value-added assembly and design engineering services for medical devices that utilize its component products.

GREATBATCH. INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

The QiG segment focuses on the design and development of complete medical device systems and components. The medical devices QiG designs and develops are full product solutions that utilize the medical technology expertise and capabilities residing within Greatbatch Medical. QiG revenue consists primarily of sales of various medical device products such as implantable pulse generators, programmer systems, battery chargers, patient wands and leads to medical device companies. Once the medical devices developed by QiG reach significant production levels, the responsibility for manufacturing these products may be transferred to Greatbatch Medical.
Lake Region Medical has operated as a segment for Greatbatch since it was acquired during the fourth quarter of 2015. This segment specializes in the design, development, and manufacturing of products across the medical component and device spectrum, primarily serving the cardio, vascular and advanced surgical markets. Lake Region Medical offers fully integrated outsourced manufacturing, regulatory and engineering services, contract manufacturing, finished device assembly services, original device development, and supply chain management.
As a result of the Lake Region Medical acquisition and the Spin-off, the Company has recast its product line sales into the following four categories:

•
Advanced Surgical, Orthopedics, and Portable Medical: Includes legacy Greatbatch Orthopedics and Portable Medical product line sales plus the legacy Lake Region Medical Advanced Surgical product line sales. Products include components, sub-assemblies, finished devices, implants, instruments and delivery systems for a range of surgical technologies to the advanced surgical market, including laparoscopy, orthopedics and general surgery, biopsy and drug delivery, joint preservation and reconstruction, arthroscopy, and engineered tubing solutions. Products also include life-saving and life-enhancing applications comprising of automated external defibrillators, portable oxygen concentrators, ventilators, and powered surgical tools.

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

An analysis and reconciliation of the Company’s business segments, product lines and geographic information to the respective information in the Condensed Consolidated Financial Statements follows. Sales by geographic area are presented by allocating sales from external customers based on where the products are shipped (in thousands):

	Three Months Ended
	April 1, 2016	April 3, 2015
Product line sales:
Advanced Surgical, Orthopedics, and Portable Medical	$91,329	$52,638
Cardio and Vascular	133,650	10,356
Cardiac/Neuromodulation	97,075	80,616
Electrochem	11,672	17,710
Elimination of interproduct line sales	(1,488)	—
Total sales	$332,238	$161,320

GREATBATCH. INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

	Three Months Ended
	April 1, 2016	April 3, 2015
Business segment sales:
Greatbatch Medical	$131,606	$156,977
QiG	3,374	5,047
Lake Region Medical	198,275	—
Elimination of intersegment sales(a)	(1,017)	(704)
Total sales	$332,238	$161,320
(a) Approximately $0.2 million and $0.8 million of intersegment sales are included Greatbatch Medical and Lake Region Medical sales respectively for the first quarter of 2016. Intersegment sales for the first quarter of 2015 are included in the Greatbatch Medical segment.

	Three Months Ended
	April 1, 2016	April 3, 2015
Segment income (loss) from operations:
Greatbatch Medical	$11,015	$21,753
QiG	(5,209)	(5,450)
Lake Region Medical	21,199	—
Total segment income from operations	27,005	16,303
Unallocated operating expenses	(15,871)	(6,914)
Operating income	11,134	9,389
Unallocated other income (expense), net	(23,896)	431
Income (loss) before provision (benefit) for income taxes	$(12,762)	$9,820

	Three Months Ended
	April 1, 2016	April 3, 2015
Sales by geographic area:
United States	$202,123	$70,516
Non-Domestic locations:
Puerto Rico	39,128	34,016
Belgium	18,166	17,367
Rest of world	72,821	39,421
Total sales	$332,238	$161,320
Three customers accounted for a significant portion of the Company’s sales as follows:

	Three Months Ended
	April 1, 2016	April 3, 2015
Customer A	19%	22%
Customer B	16%	18%
Customer C	12%	14%
Total	47%	54%

GREATBATCH. INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

Long-lived tangible assets by geographic area are as follows (in thousands):

	As of
	April 1, 2016	January 1, 2016
United States	$262,109	$264,556
Rest of world	119,351	114,936
Total	$381,460	$379,492

16.	IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments,” which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. This update requires acquiring companies to recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. The guidance in this ASU became effective for the Company on January 2, 2016 and did not have a material impact on the Company's Condensed Consolidated Financial Statements as no material measurement-period adjustments were made during the first quarter of 2016. See Note 2 “Divestiture and Acquisition” for further description of the Company’s acquisition.
In the normal course of business, management evaluates all new accounting pronouncements issued by the FASB, Securities and Exchange Commission (“SEC”), Emerging Issues Task Force (“EITF”), or other authoritative accounting bodies to determine the potential impact they may have on the Company’s Condensed Consolidated Financial Statements. Based upon this review, except as noted below, management does not expect any of the recently issued accounting pronouncements, which have not already been adopted, to have a material impact on the Company’s Condensed Consolidated Financial Statements.
In March 2016, the FASB issued ASU 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.”  ASU 2016-09 changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, including interim periods within those annual periods. If an entity early adopts in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period and the entity must adopt all of the amendments from ASU 2016-09 in the same period. The Company is currently evaluating the impact that the adoption of this ASU will have on its Condensed Consolidated Financial Statements.
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which requires companies to recognize all leases as assets and liabilities on the consolidated balance sheet. This ASU retains a distinction between finance leases and operating leases, and the classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the current accounting literature. As a result, the effect of leases on the consolidated statement of comprehensive income and a consolidated statement of cash flows is largely unchanged from previous GAAP.  The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Earlier application is permitted. The Company is currently evaluating the impact that the adoption of this ASU will have on its Condensed Consolidated Financial Statements.
In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” This ASU requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; requires entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset; and requires entities to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option. This ASU is effective for

GREATBATCH. INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

public companies for fiscal years beginning after December 15, 2017. Early adoption of the own credit provision is permitted. The Company is currently evaluating the impact that the adoption of this ASU will have on its Condensed Consolidated Financial Statements.
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
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” The core principle behind ASU No. 2014-09 is that an entity should recognize revenue in an amount that reflects the consideration to which the entity expects to be entitled in exchange for delivering goods and services. This model involves a five-step process that includes identifying the contract with the customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations in the contract and recognizing revenue when the entity satisfies the performance obligations. This ASU allows two methods of adoption; a full retrospective approach where historical financial information is presented in accordance with the new standard, and a modified retrospective approach where this ASU is applied to the most current period presented in the financial statements. In August 2015, the FASB issued ASU No 2015-14 “Revenue from Contracts with Customers: Deferral of the Effective Date,” which deferred the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, with earlier application permitted as of annual reporting periods beginning after December 15, 2016. In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” to clarify the implementation guidance on principal versus agent. In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” which clarifies the identifying performance obligations and licensing implementation guidance. The Company is currently assessing the financial impact of adopting these ASU’s and the methods of adoption; however, given the scope of the new standard, the Company is currently unable to provide a reasonable estimate regarding the financial impact or which method of adoption will be elected.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Business
In the fourth quarter of 2015, we acquired all of the outstanding common stock of Lake Region Medical Holdings, Inc. (“Lake Region Medical”). As a result, we now have three reportable segments: Greatbatch Medical, QiG Group (“QiG”), and Lake Region Medical. In March 2016, we spun-off of a portion of our QiG segment (the “Spin-off”), which is now an independent publicly traded company known as Nuvectra Corporation (“Nuvectra”). As a result of the Lake Region Medical acquisition and the Spin-off, we are in the process of re-evaluating our reporting structure, which may change our product line and segment reporting in the future. This process is expected to be finalized in 2016. See Note 2 “Divestiture and Acquisition” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for further description of these transactions.
Simultaneous with the close of the Lake Region Medical acquisition, we also announced our intention to rename the combined entity Integer Holdings Corporation (“Integer”). Integer is defined as complete, whole, and comprehensive, and represents the joining of Greatbatch and Lake Region Medical as well as the combined company’s product and service offerings provided to customers. The new name is subject to receipt of Greatbatch stockholder approval at our May 2016 annual meeting.
Greatbatch Medical designs and manufactures products where we either own the intellectual property or have unique manufacturing and assembly expertise. These products include medical devices and components for the cardiac, neuromodulation, orthopedics, portable medical, vascular and energy markets among others. The Greatbatch Medical segment also offers value-added assembly and design engineering services for medical devices that utilize its component products.
The QiG segment focuses on the design and development of complete medical device systems and components. QiG seeks to assist customers in accelerating the velocity of innovation while delivering an optimized supply chain and critical cost efficiencies. The medical devices QiG designs and develops are full product solutions that utilize the medical technology expertise and capabilities residing within Greatbatch Medical. QiG revenue consists primarily of sales of various medical device products such as implantable pulse generators, programmer systems, battery chargers, patient wands and leads to medical device companies. Once the medical devices developed by QiG reaches significant production levels, the responsibility for manufacturing these products may be transferred to Greatbatch Medical.
Lake Region Medical has operated as a segment for Greatbatch since it was acquired during the fourth quarter of 2015. This segment specializes in the design, development, and manufacturing of products across the medical component and device spectrum, primarily serving the cardio, vascular and advanced surgical markets. Lake Region Medical offers fully integrated outsourced manufacturing, regulatory and engineering services, contract manufacturing, finished device assembly services, original device development, and supply chain management.
Our Acquisitions
On October 27, 2015, we acquired all of the outstanding common stock of Lake Region Medical, headquartered in Wilmington, MA. Lake Region Medical is a manufacturer of interventional and diagnostic wire-formed medical devices and components specializing in minimally invasive devices for cardiovascular, endovascular, and neurovascular applications. This acquisition has added scale and diversification to enhance customer access and experience by providing a comprehensive portfolio of technologies. The operating results of Lake Region Medical were included in our Lake Region Medical segment from the date of acquisition. The aggregate purchase price of Lake Region Medical including debt assumed was $1.77 billion, which was funded primarily through a new senior secured credit facility and the issuance of senior notes. Total assets acquired from Lake Region Medical were $2.1 billion. Total liabilities assumed from Lake Region Medical were $1.3 billion. For the first quarter of 2016, Lake Region Medical added approximately $198.3 million to our revenue and decreased our net loss by $6.7 million.
Going forward, we will continue to evaluate certain acquisition opportunities to either enhance our top and bottom line growth trajectory, and/or expand our pipeline of technologies. Our strategic criteria for these acquisitions is that they should drive expansion in our core markets, allow us to enter adjacent growth markets, are focused on proprietary technology, can be tightly integrated into our operating base, and will enhance our return on invested capital. However, with the acquisition of Lake Region Medical, one of our main strategic priorities over the next three years will be integrating both legacy businesses to form a single, unified entity, which we now refer to as Integer, as well as paying down our debt.
Our Customers
Our products are designed to provide reliable, long-lasting solutions that meet the evolving requirements and needs of our customers. The nature and extent of our selling relationships with each customer are different in terms of breadth of products purchased, purchased product volumes, length of contractual commitment, ordering patterns, inventory management, and selling prices.

Our Greatbatch Medical and Lake Region Medical customers include large multi-national original equipment manufacturers (“OEMs”) and their subsidiaries such as Abbott Labs, Biotronik, Boehringer Ingelheim, Boston Scientific, Cyberonics, Halliburton Company, Johnson & Johnson, Medtronic, Nevro Corp., Philips Healthcare, Smith & Nephew, Sorin Group, St. Jude Medical, Stryker, and Zimmer Biomet. For the three months ended April 1, 2016, Johnson & Johnson, Medtronic, and St. Jude Medical collectively accounted for 47% of our total sales. QiG customers include various early stage medical device companies.
Financial Overview
Sales for the first quarter of 2016 increased $170.9 million or 106% in comparison to the prior year period and include $198.3 million of sales from legacy Lake Region Medical. Sales for the first quarter of 2016 also include the impact of foreign currency exchange rate fluctuations, which reduced legacy Greatbatch sales by approximately $1.3 million in comparison to the prior year due to the strengthening dollar versus the Euro. Excluding the impact of these items, our organic constant currency sales decreased 16% for the first quarter of 2016 in comparison to the prior year due to the continuing impact of end of life products, specific customers’ working down their inventory levels in the quarter, price concessions made in return for long-term volume commitments, and the continuing impact of the slowdown in the energy markets. These decreases were partially offset by growth in our neuromodulation business. Legacy Lake Region Medical revenues were consistent with the prior year.
We prepare our condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Additionally, we consistently report and discuss in our earnings releases and investor presentations adjusted net income, adjusted earnings per diluted share, earnings before interest taxes depreciation and amortization (“EBITDA”), adjusted EBITDA and organic constant currency sales growth rates. Adjusted net income and adjusted earnings per diluted share consist of GAAP amounts adjusted for the following to the extent occurring during the period: (i) acquisition-related charges, (ii) amortization of intangible assets, (iii) facility consolidation, optimization, manufacturing transfer and system integration charges, (iv) asset write-down and disposition charges, (v) charges in connection with corporate realignments or a reduction in force, (vi) certain litigation expenses, charges and gains, (vii) unusual or infrequently occurring items, (viii) gain/loss on cost and equity method investments, (ix) the income tax (benefit) related to these adjustments and (x) certain tax items related to the Federal research and development tax credit which are outside the normal benefit received for the period. Adjusted earnings per diluted share are calculated by dividing adjusted net income by diluted weighted average shares outstanding. Adjusted EBITDA consists of GAAP net income (loss) plus (i) the same adjustments as listed above except for items (ix), and (x), (ii) GAAP stock-based compensation, interest expense, and depreciation, (iii) GAAP provision (benefit) for income taxes and (iv) cash gains received from cost and equity method investments during the period. To calculate organic constant currency sales growth rates, which exclude the impact of changes in foreign currency exchange rates, as well as the impact of any acquisitions or divestitures of product lines on sales growth rates, we convert current period sales from local currency to U.S. dollars using the previous periods’ foreign currency exchange rates and exclude the amount of sales acquired/divested during the period from the current/previous period amounts, respectively. We believe that the presentation of adjusted net income, adjusted diluted earnings per share, EBITDA, adjusted EBITDA, and organic constant currency sales growth rates provides important supplemental information to management and investors seeking to understand the financial and business trends relating to our financial condition and results of operations. Additionally, incentive compensation targets for our executives and associates are based upon these adjusted measures.

A reconciliation of GAAP net income (loss) and diluted earnings (loss) per share (“EPS”) to adjusted amounts is as follows (in thousands, except per share amounts):

	Three Months Ended
	April 1, 2016		April 3, 2015
	Net Income	Per Diluted Share	Net Income	Per Diluted Share
Net income (loss) as reported	$(12,660)	$(0.41)	$8,008	$0.31
Adjustments:
Amortization of intangibles(a)(c)	6,691	0.21	2,366	0.09
IP related litigation (SG&A)(b)(c)	1,240	0.04	455	0.02
Consolidation and optimization expenses (OOE)(c)(d)	5,314	0.17	5,538	0.21
Acquisition and integration expenses (OOE)(c)(e)	6,511	0.21	46	—
Asset dispositions, severance and other (OOE)(c)(f)	4,226	0.14	434	0.02
Gain on cost and equity method investments, net (other income, net)(c)(g)	(846)	(0.03)	(324)	(0.01)
R&D Tax Credit(h)	—	—	400	0.02
Adjusted net income and diluted EPS(i)	$10,476	$0.34	$16,923	$0.65
Adjusted diluted weighted average shares(j)	31,253		26,219

(a)
As a result of our acquisition of Lake Region Medical in the fourth quarter of 2015 and in order to present our financial results in a form more comparable to other medical device companies and less acquisitive companies, during the third quarter of 2015 we began excluding intangible asset amortization for purposes of calculating adjusted net income and adjusted diluted EPS. Prior period adjusted amounts have been recalculated to exclude intangible amortization.

(b)
In 2013, we filed suit against AVX Corporation alleging they were infringing our intellectual property. Given the complexity and significant costs incurred pursuing this litigation, during the second quarter of 2015, we began excluding these litigation expenses from adjusted amounts. This matter proceeded to trial during the first quarter of 2016 and a federal jury awarded Greatbatch $37.5 million in damages. To date, no gains have been recognized in connection with this litigation. Prior period adjusted amounts have been recalculated to exclude IP related litigation costs.

(c)
Net of tax amounts computed using a 35% U.S., Mexico, Germany and France statutory tax rate, a 0% Swiss tax rate, a 25% Uruguay statutory tax rate, and a 12.5% Ireland statutory tax rate. Expenses that are not deductible for tax purposes (i.e. permanent tax differences) are added back at 100%.

(d)
During 2016 and 2015, we incurred costs primarily related to the transfer of our Beaverton, OR portable medical and Plymouth, MN vascular manufacturing operations to Tijuana, Mexico. Additionally, with the acquisition of Lake Region Medical, 2016 costs also include expenses incurred in connection with the closure of Lake Region Medical’s Arvada, CO site and the consolidation of its two Galway, Ireland sites, which was initiated by Lake Region Medical in 2014.

(e)
During 2016, we incurred acquisition and integration costs related to the acquisition of Lake Region Medical, which was acquired in October 2015. During 2015, we incurred costs related to the integration of CCC Medical Devices, which was acquired in August 2014.

(f)	Costs primarily include legal and professional fees incurred in connection with the Spin-off, which was completed in March 2016.

(g)	Pre-tax amount is a gain of $1.3 million and $0.5 million for the 2016 and 2015 periods, respectively.

(h)
The 2015 Federal R&D tax credit was enacted during the fourth quarter of 2015 and has been permanently reinstated. Amounts assume that the tax credit was effective at the beginning of the year for 2015.

(i)	The per share data in this table has been rounded to the nearest $0.01 and therefore may not sum to the total.

(j)	First quarter 2016 adjusted diluted weighted average shares includes 535,000 shares related to outstanding equity awards that were not dilutive for GAAP diluted EPS purposes.
GAAP diluted EPS for the first quarter of 2016 was a loss of $0.41 per share compared to income of $0.31 per share for the comparable 2015 period. Adjusted diluted EPS of $0.34 per share for the first quarter of 2016 decreased 48% in comparison to the first quarter of 2015. These results are primarily due to the following:

•	The 16% organic constant currency decline in sales as discussed above;

•
A $26.5 million increase in interest expense and an additional 5 million of shares outstanding due to the debt incurred and shares issued in connection with the Lake Region Medical acquisition in October 2015;

•
The decrease in GAAP diluted EPS was also attributable to $23.0 million of consolidation, IP related litigation, acquisition, integration and spin-off related expenses incurred during the first quarter of 2016 compared to $8.6 million in the 2015 first quarter. These costs are included in GAAP results, but are excluded from adjusted amounts; and

•
The decrease in GAAP and adjusted diluted EPS was partially offset by $21.2 million of operating income added from Lake Region Medical and approximately $5 million of synergies realized in connection with the Lake Region Medical acquisition during the first quarter of 2016.

During the first quarter of 2016, the results from the operations that were spun-off to Nuvectra decreased our GAAP and adjusted diluted EPS by approximately $0.11 and $0.08 per share, respectively.
A reconciliation of net income (loss) as reported to EBITDA and adjusted EBITDA is as follows (dollars in thousands):

	Three Months Ended
	April 1,	April 3,
(dollars in thousands)	2016	2015
Net income (loss) as reported	$(12,660)	$8,008

Interest expense	27,617	1,120
Provision (benefit) for income taxes	(102)	1,812
Depreciation	12,949	5,791
Amortization	9,464	3,387
EBITDA	37,268	20,118

IP related litigation	1,907	700
Stock-based compensation expense	2,029	2,253
Consolidation and optimization expenses	6,649	7,160
Acquisition and integration expenses	9,965	66
Asset dispositions, severance and other	4,526	629
Noncash gain on cost and equity method investments	(639)	(498)
Adjusted EBITDA	$61,705	$30,428
Adjusted EBITDA as a % of sales	18.6%	18.9%
During the third quarter of 2015, we began presenting adjusted EBITDA in our filings with the Securities and Exchange Commission (“SEC”) along with our financial results in order to provide information more consistent with other medical device companies. In addition, these adjusted EBITDA calculations are similar to the debt covenant calculations under our new secured credit facilities. The primary driver behind the increase in adjusted EBITDA for the first quarter of 2016 versus the comparable 2015 period was the $43.0 million of adjusted EBITDA added from Lake Region Medical, partially offset by lower sales and gross profit from legacy Greatbatch during the quarter. During the first quarter of 2016, the results from the operations that were spun-off to Nuvectra decreased our GAAP and adjusted EBITDA by approximately $4.9 million and $3.7 million, respectively.

Financial Guidance
For the second quarter, we currently expect revenue to be in the range of $355 million to $360 million. For the full-year 2016, we are reiterating our previously reported guidance of revenue in the range of $1.425 billion to $1.475 billion, adjusted EBITDA in the range of $320 million to $335 million, and adjusted earnings per diluted share in the range of $3.00 to $3.35 per share.
Adjusted diluted EPS for 2016 is expected to consist of GAAP diluted EPS excluding items such as intangible amortization (approximately $40 million), IP related litigation costs, and consolidation, acquisition, integration, and asset disposition/write down charges totaling approximately $110 million. The after tax impact of these items is estimated to be approximately $75 million or approximately $2.40 per diluted share. Additionally, our revenue and adjusted diluted EPS guidance excludes the results of Nuvectra prior to its spin-off on March 14, 2016 of $1.2 million and a loss of $0.08 per share, respectively.
Our adjusted effective tax rate for the first quarter of 2016 was approximately 42% as a result of the Company tax affecting its adjustments at the statutory rate, consistent with its adjusted diluted EPS methodology, but at the lower expected full-year effective tax rate for GAAP purposes as required. The impact from these differences is expected to reverse over the remaining three quarters and our full-year adjusted effective tax rate is expected to be 30%.
Our CEO’s View
The first quarter 2016 results were in-line with our expectations. Compared to 2015, we had a difficult comparable as last year’s first quarter had not yet seen the full effect of the downturn in the energy market and also had not experienced the full headwinds in the cardiac market and foreign currency impact from the declining Euro. On the positive side, our growth in neuromodulation medical device revenue helped to partially offset the impact in our legacy cardiac products.
During the first quarter of 2016, we made significant progress on several key strategic initiatives. First, in the quarter we completed the spin-off of Nuvectra as an independent neurostimulation platform company. Nuvectra is now entering the U.S. spinal cord stimulation market and is expected to be an additional catalyst to our strategy to grow revenue in complete medical device systems and neurostimulation market presence. Second, the integration of Lake Region Medical is going extremely well, with the initial focus on combining our infrastructures into a single cohesive company. The next phase of the integration will focus on supply chain and global footprint optimization. We will continue executing on our cost savings commitments and delivering improved organic growth. With the added vascular, orthopedic and advanced surgical products and capabilities, we are well positioned to leverage this comprehensive product portfolio to deliver innovative, cost-effective solutions for our customers and long-term returns to our shareholders.
Product Development
Greatbatch Medical and Lake Region Medical
We believe our core business is well positioned because our OEM customers leverage our portfolio of intellectual property, and we continue to build a healthy pipeline of diverse medical technology opportunities. The combination of Greatbatch and Lake Region Medical brings together two highly complementary organizations that can provide a new level of industry leading capabilities and services to OEM customers while building value for stockholders. Through this transformative deal, we believe we are at the forefront of innovating technologies and products that help change the face of healthcare, providing our customers with a distinct advantage as they bring complete systems and solutions to market. In turn, our customers will be able to accelerate patient access to life enhancing therapies. The newly combined company will be able to offer a substantially more comprehensive portfolio for customers utilizing the best technologies, providing a single point of support, and driving optimal outcomes. Additionally, by combining the capabilities of both Greatbatch Medical and Lake Region Medical, we now have a full suite of device-level competencies that allow us to innovate across our product categories. Some of the more significant product development opportunities Greatbatch Medical and Lake Region Medical are pursuing are as follows:

Product Line	Product Development Opportunities
Advanced Surgical, Orthopedics, and Portable Medical	Developing a portfolio of single use products and instruments for the orthopedics market.
Developing a portfolio of wireless products for the portable medical and orthopedic markets.

Cardio and Vascular	Developing a portfolio of catheter, wire-based, sensor and coating products for the cardio and vascular markets.

Cardiac/Neuromodulation	Developing next generation technology programs including Gen 2 QHR battery, next generation filtered feedthroughs, high voltage capacitors and vertically integrated lead solutions.

Electrochem	Developing power solutions to advance performance and reliability of battery packs in critical environments.
QiG
Through QiG, we can develop or assist our customers in developing complete medical devices. After completion of the Spin-off, our design and development of complete medical device systems is being facilitated by our combined teams in Greatbatch Medical, Lake Region Medical, and Centro de Construcción de Cardioestimuladores del Uruguay (“CCC”). We are now able to more broadly partner with medical device companies, leveraging Greatbatch Medical’s core components discrete technology, the design and manufacturing expertise of Lake Region Medical, and the full device capabilities of CCC which will enhance our medical device innovation efforts.

Cost Savings and Consolidation Efforts
In 2016 and 2015, we recorded charges in other operating expenses, net related to various cost savings and consolidation initiatives. These initiatives were undertaken to improve our operational efficiencies and profitability, the most significant of which are as follows (dollars in millions):

Initiative	Expected Expense	Expected Capital	Expected Benefit to Operating Income(a)	Expected Completion Date
2014 investments in capacity and capabilities	$34 - $39	$25 - $28	> $20	2016
Orthopedic facilities optimization	$45 - $48	$30 - $35	$15 - $20	2016
Legacy Lake Region Medical consolidations	$13 - $15	$3 - $4	$8 - $9	2016
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
We currently expect to achieve annual pre-tax operating synergies in connection with the Lake Region Medical acquisition of at least $25 million in 2016, which is expected to increase to at least $60 million by 2018. In order to achieve these synergies we expect the investment necessary to be approximately $60 million to $75 million, which consists of $20 million to $25 million in capital expenditures and $40 million to $50 million of operating expenses, over a period of three years following completion of the acquisition.
Our Financial Results
We utilize a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31. For 52-week years, each quarter contains 13 weeks. The first quarter of 2016 and 2015 ended on April 1, and April 3, respectively, and each contained 13 weeks. The discussion that follows should be read in conjunction with our Condensed Consolidated Financial Statements and related notes and with the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended January 1, 2016.
In connection with our acquisition of Lake Region Medical, we have recast our revenue by product line into the following four categories:

•
Advanced Surgical, Orthopedics, and Portable Medical - Includes legacy Greatbatch Orthopedics and Portable Medical product line sales plus the legacy Lake Region Medical Advanced Surgical product line sales.

•
Cardio and Vascular - Includes the legacy Greatbatch Vascular product line sales plus the legacy Lake Region Medical Cardio and Vascular product line sales less the legacy Lake Region Medical Cardiac/Neuromodulation sales.

•
Cardiac/Neuromodulation - Includes the legacy Greatbatch Cardiac/Neuromodulation and QiG sales plus the legacy Lake Region Medical Cardiac/Neuromodulation sales previously included in their Cardio and Vascular product line sales.

•	Electrochem - Includes the legacy Greatbatch Energy, Military and Environmental product line sales.

We are currently in the process of re-evaluating our reporting structure, which may change our product line and segment reporting in the future. This process is expected to be finalized in 2016.

The following table presents certain selected financial information derived from our Condensed Consolidated Financial Statements for the periods presented (dollars in thousands, except per share data):

	Three Months Ended
	April 1,	April 3,	Change
	2016	2015	$	%
Sales:
Advanced Surgical, Orthopedics, and Portable Medical	$91,329	$52,638	$38,691	74%
Cardio and Vascular	133,650	10,356	123,294	N/A
Cardiac/Neuromodulation	97,075	80,616	16,459	20%
Electrochem	11,672	17,710	(6,038)	(34)%
Elimination of interproduct line sales	(1,488)	—	(1,488)	N/A
Total Sales	332,238	161,320	170,918	106%
Cost of sales	240,770	108,922	131,848	121%
Gross profit	91,468	52,398	39,070	75%
Gross profit as a % of sales	27.5%	32.5%
Selling, general and administrative expenses (“SG&A”)	41,888	22,609	19,279	85%
SG&A as a % of sales	12.6%	14.0%
Research, development and engineering costs, net (“RD&E”)	17,306	12,545	4,761	38%
RD&E as a % of sales	5.2%	7.8%
Other operating expenses, net	21,140	7,855	13,285	169%
Operating income	11,134	9,389	1,745	19%
Operating margin	3.4%	5.8%
Interest expense, net	27,617	1,120	26,497	N/A
Other income, net	(3,721)	(1,551)	(2,170)	140%
Provision (benefit) for income taxes	(102)	1,812	(1,914)	(106)%
Effective tax rate	0.8%	18.5%
Net income (loss)	$(12,660)	$8,008	$(20,668)	(258)%
Net margin	(3.8)%	5.0%
Diluted earnings (loss) per share	$(0.41)	$0.31	$(0.72)	(232)%

Product Line Sales Highlights
First quarter 2016 Advanced Surgical, Orthopedics, and Portable Medical sales of $91.3 million increased $38.7 million, or 74%, versus the first quarter of 2015. This increase was primarily attributable to the acquisition of Lake Region Medical, which added $53.3 million of revenue to this product line. Foreign currency exchange rates had a negative $1.3 million impact on sales in comparison to the prior year. On an organic constant currency basis, first quarter 2016 Advanced Surgical, Orthopedics, and Portable Medical sales decreased 25% which was primarily due to portable medical customers building safety stock in the fourth quarter of 2015 in anticipation of our product line transfers, thus lowering orders in the first quarter of 2016, the timing of orthopedic customer product launches, which increased first quarter 2015 sales, customer inventory adjustments, and price concessions made in return for long-term volume commitments.

First quarter 2016 Cardio and Vascular sales of $133.7 million increased $123.3 million versus the first quarter of 2015. This increase was primarily attributable to the acquisition of Lake Region Medical, which added $126.5 million of revenue to this product line. Foreign currency exchange rates did not have a material impact on sales in comparison to the prior year. On an organic constant currency basis, first quarter 2016 Cardio and Vascular sales decreased 31%, which was primarily due to specific customers’ working down their inventory levels in the quarter.

First quarter 2016 Cardiac/Neuromodulation sales of $97.1 million increased $16.5 million versus the first quarter of 2015. This increase was primarily attributable to the acquisition of Lake Region Medical, which added $19.2 million of revenue to this product line. Foreign currency exchange rates did not have a material impact on sales in comparison to the prior year. On an organic constant currency basis, first quarter 2016 Cardiac/Neuromodulation sales decreased 3%, which was primarily due to the continuing impact of the runoff of end of life products, specific customers’ working down their inventory levels in the quarter, and price concessions in return for long-term volume commitments. These factors were largely offset by growth in our neuromodulation business.

First quarter 2016 Electrochem sales of $11.7 million declined 34% versus the first quarter of 2015. Foreign currency exchange rates did not materially impact this product line during the quarter. This decrease was primarily due to the continued impact of the slowdown in the energy markets, which has caused customers to reduce drilling, pipeline inspection and exploration volumes. We expect the slowdown in the energy markets to continue to impact year over year comparables in the second quarter of 2016 but will have less of an impact in the second half of 2016 given the reductions of inventory and reduced orders that occurred in the second half of 2015. We currently believe that the impact of the downturn in the energy markets on our business has bottomed, but we do not expect a rebound in our Electrochem business until at least 2017.

Gross Profit
Changes to gross profit as a percentage of sales (“Gross Margin”) from the prior year were due to the following:

Change From Prior Year
Three Months
Impact of Lake Region Medical(a)	(4.4)%
Production efficiencies, volume and mix(b)	(0.2)%
Price(c)	(0.4)%
Total percentage point change to gross profit as a percentage of sales	(5.0)%

(a)	Amount represents the impact to our Gross Margin related to the acquisition of Lake Region Medical in October 2015, which historically had lower Gross Margins than legacy Greatbatch.

(b)
Our Gross Margin for the first quarter of 2016 was negatively impacted by lower production volumes partially offset by production efficiencies gained as a result of our investments in capacity and capabilities.

(c)	Our Gross Margin for the first quarter of 2016 was negatively impacted by price concessions given to our larger OEM customers in return for long-term volume commitments.
SG&A Expenses
Changes to SG&A expenses from the prior year were due to the following (in thousands):

Change From Prior Year
Three Months
Performance-based compensation(a)	$644
Legal fees(b)	963
Impact of Lake Region Medical acquisition(c)	18,700
Other(d)	(1,028)
Net increase in SG&A	$19,279

(a)	Amount represents the change in performance-based compensation versus the prior year period and is recorded based upon actual results achieved.

(b)
Amount represents the increase in legal costs compared to the prior year period and includes higher IP related defense costs, as well as other corporate initiatives. In 2013, we filed suit against one of our cardiac/neuromodulation competitors alleging they were infringing on our IP. Costs associated with this litigation accounted for $1.2 million of the quarter over quarter increase in SG&A expenses from 2015 to 2016.

(c)	Amount represents the incremental SG&A expenses related to the acquisition of Lake Region Medical in October 2015.

(d)
Amount represents various increases and decreases to SG&A expenses and includes the initial impact of synergies realized in connection with the Lake Region Medical acquisition, as well as the Spin-off of Nuvectra. The SG&A expenses related to the operations that were spun-off to Nuvectra were $1.9 million during the first quarter of 2016.

RD&E Expenses, Net
Net RD&E costs are comprised of the following (in thousands):

	Three Months Ended
	April 1, 2016	April 3, 2015
Research, development and engineering costs	$18,198	$13,830
Less: cost reimbursements	(892)	(1,285)
Total RD&E, net	$17,306	$12,545
Net RD&E costs for the 2016 first quarter increased $4.8 million versus the comparable 2015 period primarily due to $2.9 million of net RD&E costs added from Lake Region Medical, as well as $0.4 million of lower customer cost reimbursements due to the timing of achievement of customer milestones and development projects. The remainder of this variance was a result of increased research and development investments in order to support organic growth initiatives, partially offset by approximately $0.6 million of lower RD&E costs as a result of the Spin-off of Nuvectra in March 2016. The RD&E costs related to the operations that were spun-off to Nuvectra were $2.4 million during the first quarter of 2016.
Other Operating Expenses, Net
Other Operating Expenses, Net is comprised of the following (in thousands):

	Three Months Ended
	April 1, 2016	April 3, 2015
2014 investments in capacity and capabilities(a)	$4,153	$6,455
Orthopedic facilities optimization(a)	137	473
Legacy Lake Region Medical consolidations(a)	2,359	—
Acquisition and integration costs(b)	9,965	66
Asset dispositions, severance and other(c)	4,526	861
Total other operating expenses, net	$21,140	$7,855

(a)
Refer to “Cost Savings and Consolidation Efforts” section of this Item and Note 9 “Other Operating Expenses, Net” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for disclosures related to the timing and level of remaining expenditures for these initiatives.

(b)
During the first quarter of 2016, we incurred $1.4 million in transaction costs related to the acquisition of Lake Region Medical, which primarily included professional and consulting fees. Additionally, during the first quarter of 2016, we incurred $7.3 million in Lake Region Medical integration costs, which primarily included change-in-control payments to former Lake Region Medical executives, professional, consulting, severance, relocation, and travel costs. Refer to Note 9 “Other Operating Expenses, Net” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for disclosures related to the timing and level of remaining expenditures for acquisition and integration costs.

(c)
During 2016 and 2015, we incurred legal and professional costs in connection with the Spin-off of Nuvectra of $4.3 million and $0.5 million, respectively. Refer to Note 2 “Divestiture and Acquisition” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for additional discussion on the Spin-off.

We continually evaluate our operating structure in order to maximize efficiencies and drive margin expansion. Other Operating Expenses, Net for 2016 are expected to be approximately $55 million to $65 million.
Interest Expense, Net
Interest expense, net of $27.6 million for the first quarter of 2016 increased $26.5 million in comparison to the prior year period. This increase was primarily due to $1.76 billion of debt borrowed in connection with the Lake Region Medical acquisition and $55.0 million borrowed in connection with the Spin-off of Nuvectra at a weighted average rate of 5.7%. See Note 6 “Debt” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for additional information our debt.
Other Income, Net
Other income, net for the first quarter of 2016 and 2015 includes income realized on our cost and equity method investments of $1.3 million and $0.5 million, respectively. As of April 1, 2016, we had $22.5 million of investments in equity and other cost method securities. The total carrying value of these investments is reviewed quarterly for changes in circumstance or the occurrence of events that suggest our investment may not be recoverable. These investments are in start-up research and development companies whose fair value is highly subjective in nature and could be subject to significant fluctuations in the future that could result in material gains or losses.
Other income, net for the first quarter of 2016 and 2015 also includes the impact of foreign currency exchange rate gains on transactions denominated in foreign currencies of $2.4 million and $1.2 million, respectively. Going forward, we expect the impact of foreign currency exposures could be more significant to our consolidated results versus historical levels given the inclusion of Lake Region Medical’s foreign operations.
Provision for Income Taxes
The GAAP effective tax rate for the first quarter of 2016 was 0.8% on $12.8 million of losses before the benefit for income taxes compared to 18.5% on $9.8 million of income before provision for income taxes for the same period of 2015. The GAAP effective tax rate for the first quarter of 2016 includes $1.6 million of discrete tax expense items, $1.3 million of which relate to non-deductible spin-related expenses, which is added back for adjusted diluted EPS purposes. The 2015 first quarter does not include the benefit of the Federal R&D tax credit which was enacted during the fourth quarter of 2015 and has been permanently reinstated. Excluding the impact of the above items, our effective tax rate for the first quarter of 2016 was 13.2% compared to 26.4% for the 2015 first quarter. This decrease is primarily attributable to higher expected income in lower tax rate jurisdictions. We expect there to be continued volatility of this effective tax rate due to several factors, including the impact of the Lake Region Medical acquisition, changes in the mix of pre-tax income and the jurisdictions to which it relates, changes in tax laws and foreign tax holidays, business reorganizations, settlements with taxing authorities and foreign currency fluctuations. We continuously evaluate and currently have various tax planning initiatives in place that are aimed at reducing our effective tax rate over the long-term.
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
Future customer complaints or negative regulatory actions regarding this or any of our products could harm our operating results or financial condition.

Liquidity and Capital Resources

	As of
(Dollars in thousands)	April 1, 2016	January 1, 2016
Cash and cash equivalents	$54,123	$82,478
Working capital	$317,897	$360,764
Current ratio	2.47	2.69
The decrease in cash and cash equivalents, working capital, and current ratio from the end of 2015 was primarily due to $76.3 million of cash spun-off with Nuvectra, which was funded with cash on hand as well as $55.0 million of borrowings on our revolving line of credit. Cash flows from operating activities were $29.9 million, which were negatively impacted by $23.0 million of consolidation, IP related litigation, acquisition, integration and Spin-off related expenses, which were predominately cash expenditures. During the first quarter of 2016, we also invested $18.8 million in property, plant and equipment as well as repaid $7.25 million on our outstanding term loans. Of the $54.1 million of cash and cash equivalents on hand as of April 1, 2016, $29.8 million is being held at our foreign subsidiaries and is considered permanently reinvested.
Credit Facilities – As of April 1, 2016, we had senior secured credit facilities (the “Senior Secured Credit Facilities”) that consists of (i) a $200 million revolving credit facility (the “Revolving Credit Facility”), which had $55 million drawn as of April 1, 2016, (ii) a $370 million term loan A facility (the “TLA Facility”), and (iii) a $1,022 million term loan B facility (the “TLB Facility”). Additionally, as of April 1, 2016, we had $360 million aggregate principal amount of 9.125% senior notes due on November 1, 2023 (the “Senior Notes”) outstanding. The Revolving Credit Facility will mature on October 27, 2020, the TLA Facility will mature on October 27, 2021 and the TLB Facility will mature on October 27, 2022. The TLB facility was issued at a 1% discount.
The Revolving Credit Facility and the TLA Facility contain covenants requiring (A) a maximum total net leverage ratio (as defined in the Senior Secured Credit Facilities) of 6.5:1.00, subject to step downs beginning in the fourth quarter of 2016 and (B) a minimum interest coverage ratio of adjusted EBITDA (as defined in the Senior Secured Credit Facilities) to interest expense of not less than 3.00:1.00. As of April 1, 2016, our total net leverage ratio, calculated in accordance with our credit agreement, was approximately 5.5 to 1.00. For the twelve month period ended April 1, 2016, our ratio of adjusted EBITDA to interest expense, calculated in accordance with our credit agreement, was approximately 4.1 to 1.00. The Senior Secured Credit Facilities include mandatory prepayments customary for credit facilities of its nature.
The Revolving Credit Facility is supported by a consortium of fourteen banks with no bank controlling more than 27% of the facility. As of April 1, 2016, the banks supporting 88% of the Revolving Credit Facility each had an S&P credit rating of at least BBB or better, which is considered investment grade. The banks which support the remaining 12% of the Revolving Credit Facility are not currently being rated.
See Note 6 “Debt” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for a further description on the Company’s outstanding debt.
Operating Activities – Cash provided by operations for the quarter ending April 1, 2016 was $30.0 million as compared to $7.3 million for the comparable 2015 period. This increase was primarily due to a $32.1 million of cash flow provided by working capital accounts partially offset by lower cash net income. The cash flow from working capital accounts primarily related to a decrease in accounts receivable due to the timing of collections, as well as a $7.8 million increase in accrued expenses relating to acquisition, integration and spin-off related expenses incurred during the first quarter of 2016 and lower incentive compensation payments made in the first quarter of 2016 compared to the first quarter of 2015.
Investing Activities – Net cash used in investing activities for the first three months of 2016 was $19.1 million compared to $17.4 million in the comparable 2015 period. This included $18.8 million of cash used in 2016 for the purchase of property, plant, and equipment in connection with the consolidation and optimization initiatives discussed in Note 9 “Other Operating Expenses, Net” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report, as well as routine capital expenditures. Our current expectation is that maintenance capital spending for 2016 will be in the range of $50 million to $60 million, of which approximately half is discretionary in nature. We anticipate that cash on hand, cash flows from operations and available borrowing capacity under our Revolving Credit Facility will be sufficient to fund these capital expenditures.
Financing Activities – Net cash used in financing activities for the first three months of 2016 was $40.1 million compared to cash provided of $0.9 million in the comparable 2015 period. This consists of $76.3 million of cash that was spun off to Nuvectra, which was partially funded by $55.0 million of borrowings incurred under our Revolving Credit Facility. Additionally, during the first quarter of 2016, we paid $6.8 million to purchase the remaining non-controlling interests in QiG’s Algostim and PelviStim subsidiaries, which were included as part of the Spin-off, and made the mandatory principal payments of $7.25 million on our outstanding Senior Secured Credit Facilities. See Note 2 “Divestiture and Acquisition” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for a further description of the Spin-off transaction.
Capital Structure – For the quarter ended April 1, 2016, our capital structure consists of $1.8 billion of debt outstanding on our Senior Secured Credit Facilities and Senior Notes, and 30.8 million shares of common stock outstanding. If necessary, we currently have access to $134.1 million under our Revolving Credit Facility. This amount may vary from period to period based upon our debt and EBITDA levels, which impacts the covenant calculations discussed above. As of April 1, 2016, our debt service obligations, comprised of principal and interest for the remainder of 2016, are estimated to be approximately $99 million. We believe that our cash flow from operations and available borrowing capacity under the Revolving Credit Facility provide adequate liquidity to meet our short- and long-term funding needs. We have clear line of sight to the committed Lake Region Medical acquisition synergies and believe we will be able to de-lever the company to 3.5X to 3X adjusted EBITDA over the next two to three years. If necessary, we are authorized to issue 100 million shares of common stock and 100 million shares of preferred stock. We believe that, if needed, we can access public markets to raise additional capital. We continuously evaluate our capital structure as it relates to our anticipated long-term funding needs. Changes to our capital structure may occur as a result of this analysis or changes in market conditions.
Non-Guarantor Information – For the quarter ended April 1, 2016, after giving pro forma effect to the completion of the Spin-off, the non-Guarantors of our credit facilities represented approximately 28% and 39% of our revenue and EBITDA, respectively. In addition, as of April 1, 2016, after giving pro forma effect to the completion of the Spin-off, the non-Guarantors of our credit facilities held approximately 28% of our total tangible assets and 3% of our total tangible liabilities. Tangible assets consist of total assets less intangible assets, intercompany receivables, and deferred taxes. Tangible liabilities consist of total liabilities less intercompany payables and deferred taxes.
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
Contractual Obligations
A table of our contractual obligations as of January 1, 2016 was included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended January 1, 2016. There have been no significant changes to our contractual obligations during the three months ended April 1, 2016. See Note 11 “Commitments and Contingencies” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for further discussion on our contractual obligations.

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

Although it is not possible to create a comprehensive list of all factors that may cause actual results to differ from the results expressed or implied by our forward-looking statements or that may affect our future results, some of these factors include the following: our high level of indebtedness following the acquisition of Lake Region Medical, our inability to pay principal and interest on this high level of outstanding indebtedness, and the risk that this high level of indebtedness limits our ability to invest in our business and overall financial flexibility; our dependence upon a limited number of customers; customer ordering patterns; product obsolescence; our inability to market current or future products; pricing pressure from customers; our ability to timely and successfully implement cost reduction and plant consolidation initiatives; our reliance on third party suppliers for raw materials, products and subcomponents; fluctuating operating results; our inability to maintain high quality standards for our products; challenges to our intellectual property rights; product liability claims; product field actions or recalls; our inability to successfully consummate and integrate acquisitions, including the acquisition of Lake Region Medical, and to realize synergies and benefits from these acquisitions and to operate these acquired businesses in accordance with expectations; our unsuccessful expansion into new markets; our failure to develop new products including system and device products; the timing, progress and ultimate success of pending regulatory actions and approvals; our inability to obtain licenses to key technology; regulatory changes, including Health Care Reform, or consolidation in the healthcare industry; global economic factors including currency exchange rates and interest rates; the resolution of various legal and environmental actions brought against the Company; and other risks and uncertainties that arise from time to time and are described in Item 1A “Risk Factors” of our Annual Report on Form 10-K and in other periodic filings with the SEC. Except as required by applicable law, the Company assumes no obligation to update forward-looking statements in this report whether to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results, financial conditions or prospects, or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency – As of April 1, 2016, we have foreign operations in Ireland, Germany, France, Switzerland, Mexico, Uruguay, and Malaysia, which expose us to foreign currency exchange rate fluctuations due to transactions denominated in Euros, Swiss francs, Mexican pesos, Uruguayan pesos, and Malaysian ringgits. We continuously evaluate our foreign currency risk, and we use operational hedges, as well as forward currency exchange rate contracts, to manage the impact of currency exchange rate fluctuations on earnings and cash flows. We do not enter into currency exchange rate derivative instruments for speculative purposes. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency exposures would have had an impact of approximately $9 million on our annual sales. This amount is not indicative of the hypothetical net earnings impact due to partially offsetting impacts on cost of sales and operating expenses in those currencies. We estimate that foreign currency exchange rate fluctuations during the three months ended April 1, 2016 decreased sales in comparison to the 2015 period, including Lake Region Medical sales, by approximately $1.6 million.
We have historically entered into forward contracts to purchase Mexican pesos in order to hedge the risk of peso-denominated payments associated with our operations in Mexico. These forward contracts are accounted for as cash flow hedges. The amount recorded during the three months ended April 1, 2016 and April 3, 2015 related to our forward contracts was an increase in Cost of Sales of $0.6 million and $0.2 million, respectively. No portion of the change in fair value of our foreign currency exchange rate contracts during the three months ended April 1, 2016 or April 3, 2015 was considered ineffective. As of April 1, 2016, our outstanding contracts had a net negative fair value of $0.3 million. See Note 11 “Commitments and Contingencies” to the Condensed Consolidated Financial Statements contained in Item 1 of this report for additional information regarding our outstanding forward contracts.
We translate all assets and liabilities of our foreign operations, where the U.S. dollar is not the functional currency, at the period-end exchange rate and translate sales and expenses at the average exchange rates in effect during the period. The net effect of these translation adjustments is recorded in the Condensed Consolidated Financial Statements as Comprehensive Income (Loss). The translation adjustment for the first three months of 2016 and 2015 was a gain of $18.8 million and a loss of $1.8 million, respectively. Translation adjustments are not adjusted for income taxes as they relate to permanent investments in our foreign subsidiaries. Net foreign currency transaction gains and losses included in Other Income, Net amounted to a gain of $2.4 million and $1.2 million for the first three months of 2016 and 2015, respectively. A hypothetical 10% change in the value of the U.S. dollar in relation to the Euro, our most significant foreign currency net asset exposure, would have had an impact of approximately $44 million on our foreign net assets as of April 1, 2016.
Interest Rates – Historically, we have entered into interest rate swap agreements in order to hedge against potential changes in cash flows on our outstanding variable rate debt. As a result of the Lake Region Medical acquisition, the forecasted cash flows that our interest rate swaps were hedging were no longer expected to occur. Accordingly, during the fourth quarter of 2015, we terminated our outstanding interest rate swap agreements. As of April 1, 2016, we have no interest rate swap agreements outstanding.
As of April 1, 2016, we had $1.8 billion in outstanding debt, of which $360 million related to our Senior Notes which has a fixed interest rate of 9.125%, $370 million related to our TLA Facility and $55 million related to our Revolving Credit Facility, which both have a variable interest rate, and $1,022 million related to our TLB Facility which has a 1.00% LIBOR floor, thus has a variable interest rate when LIBOR is above 1.00%. Interest rates on our TLA Facility, TLB Facility, and Revolving Credit Facility reset, at our option, based upon the prime rate or LIBOR rate, thus subjecting us to interest rate risk. We are currently evaluating our interest rate risk exposures and may take steps to mitigate these exposures as appropriate. Refer to Note 6 “Debt” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for additional information about our outstanding debt. A hypothetical one percentage point (100 basis points) increase in the LIBOR rate on the $1.4 billion of unhedged variable rate debt outstanding at April 1, 2016 would increase our interest expense by approximately $10.6 million.

ITEM 4. CONTROLS AND PROCEDURES

a.	Evaluation of Disclosure Controls and Procedures
Our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the Securities and Exchange Commission as of April 1, 2016. These disclosure controls and procedures have been designed to provide reasonable assurance that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on their evaluation, as of April 1, 2016, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.

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
The Company has begun to extend its Section 404 compliance program under the Sarbanes-Oxley Act of 2002 (the “Act”) and the applicable rules and regulations under such Act to include this subsidiary. However, the Company has excluded this subsidiary from management’s assessment of the effectiveness of internal control over financial reporting as of January 1, 2016 as permitted by the guidance issued by the Office of the Chief Accountant of the Securities and Exchange Commission.
Other than as described above, there were no changes in the registrant’s internal control over financial reporting during our last fiscal quarter to which this Quarterly Report on Form 10-Q relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
There were no new material legal proceedings that are required to be reported in the quarter ended April 1, 2016, and no material developments during the quarter in the Company’s legal proceedings as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended January 1, 2016.

ITEM 1A.	RISK FACTORS
There have been no material changes to the Company’s risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended January 1, 2016.

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

Dated:	May 10, 2016	GREATBATCH, INC.

		By:	/s/ Thomas J. Hook
Thomas J. Hook
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Michael Dinkins
Michael Dinkins
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ Thomas J. Mazza
Thomas J. Mazza
Vice President, Corporate Controller and Treasurer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1
Separation and Distribution Agreement, dated March 14, 2016, between Greatbatch, Inc. and QiG Group, LLC (incorporated by reference to Exhibit 2.1 to our current report on Form 8-K filed on March 18, 2016).

3.1	Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to our quarterly report on Form 10-Q for the period ended June 27, 2008).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our annual report on Form 10-K for the period ended January 1, 2010).

10.1*	Release Agreement and Acknowledgement effective April 8, 2016 between Greatbatch, Ltd. and Andrew P. Holman.

10.2	Transition Services Agreement, dated March 14, 2016, between Greatbatch, Inc. and QiG Group, LLC (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on March 18, 2016).

10.3	Tax Matters Agreement, dated March 14, 2016, between Greatbatch, Inc. and QiG Group, LLC (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed on March 18, 2016).

10.4	Employee Matters Agreement, dated March 14, 2016, between Greatbatch, Inc. and QiG Group, LLC (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed on March 18, 2016).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Extension Schema Document

101.CAL	XBRL Extension Calculation Linkbase Document

101.LAB	XBRL Extension Label Linkbase Document

101.PRE	XBRL Extension Presentation Linkbase Document

101.DEF	XBRL Extension Definition Linkbase Document

* Filed herewith.
** Furnished herewith.