Form 10-Q
period 2016-07-01
Integer Holdings Corp
filed 2016-08-09
CIK 1114483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2016
Commission File Number 1-16137
 _____________________________________
INTEGER HOLDINGS CORPORATION
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
The number of shares outstanding of the Company’s common stock, $0.001 par value per share, as of August 3, 2016 was: 30,801,205 shares.

Integer Holdings Corporation
Table of Contents for Form 10-Q
As of and for the Quarterly Period Ended July 1, 2016

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS—Unaudited
(in thousands except share and per share data)

	As of
	July 1, 2016	January 1, 2016
Assets
Current assets:
Cash and cash equivalents	$36,590	$82,478
Accounts receivable, net of allowance for doubtful accounts of $1.0 million in each period	192,121	207,342
Inventories	276,279	252,166
Refundable income taxes	6,545	11,730
Prepaid expenses and other current assets	22,358	20,888
Total current assets	533,893	574,604
Property, plant and equipment, net	383,229	379,492
Amortizing intangible assets, net	880,254	893,977
Indefinite-lived intangible assets	90,288	90,288
Goodwill	980,839	1,013,570
Deferred income taxes	2,699	3,587
Other assets	31,335	26,618
Total assets	$2,902,537	$2,982,136
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$29,000	$29,000
Accounts payable	99,135	84,362
Income taxes payable	2,347	3,221
Accrued expenses	86,800	97,257
Total current liabilities	217,282	213,840
Long-term debt	1,727,856	1,685,053
Deferred income taxes	220,440	221,804
Other long-term liabilities	13,486	10,814
Total liabilities	2,179,064	2,131,511
Stockholders’ equity:
Preferred stock, $0.001 par value, authorized 100,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 30,935,792 and 30,664,119 shares issued, respectively; 30,801,205 and 30,601,167 shares outstanding, respectively	31	31
Additional paid-in capital	630,077	620,470
Treasury stock, at cost, 134,587 and 62,952 shares, respectively	(5,880)	(3,100)
Retained earnings	89,696	231,854
Accumulated other comprehensive income	9,549	1,370
Total stockholders’ equity	723,473	850,625
Total liabilities and stockholders’ equity	$2,902,537	$2,982,136
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)—Unaudited
(in thousands except per share data)

	Three Months Ended		Six Months Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Sales	$348,382	$174,890	$680,620	$336,210
Cost of sales	252,351	116,939	493,121	225,861
Gross profit	96,031	57,951	187,499	110,349
Operating expenses:
Selling, general and administrative expenses	37,628	24,104	79,516	46,713
Research, development and engineering costs, net	13,640	13,063	30,946	25,608
Other operating expenses, net	15,494	7,750	36,634	15,605
Total operating expenses	66,762	44,917	147,096	87,926
Operating income	29,269	13,034	40,403	22,423
Interest expense, net	27,908	1,206	55,525	2,326
Other expense (income), net	674	(107)	(3,047)	(1,658)
Income (loss) before provision for income taxes	687	11,935	(12,075)	21,755
Provision for income taxes	1,457	2,652	1,355	4,464
Net income (loss)	$(770)	$9,283	$(13,430)	$17,291
Earnings (loss) per share:
Basic	$(0.03)	$0.36	$(0.44)	$0.68
Diluted	$(0.03)	$0.35	$(0.44)	$0.66
Weighted average shares outstanding:
Basic	30,767	25,473	30,743	25,369
Diluted	30,767	26,313	30,743	26,264
Comprehensive Income (Loss)
Net income (loss)	$(770)	$9,283	$(13,430)	$17,291
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(9,701)	214	9,059	(1,611)
Net change in cash flow hedges, net of tax	(1,247)	(89)	(880)	(689)
Other comprehensive income (loss)	(10,948)	125	8,179	(2,300)
Comprehensive income (loss)	$(11,718)	$9,408	$(5,251)	$14,991
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—Unaudited
(in thousands)

	Six Months Ended
	July 1, 2016	July 3, 2015
Cash flows from operating activities:
Net income (loss)	$(13,430)	$17,291
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	45,048	18,194
Debt related amortization included in interest expense	3,581	387
Stock-based compensation	4,962	5,972
Other non-cash gains, net	(108)	(19)
Deferred income taxes	(3,776)	(1,916)
Changes in operating assets and liabilities:
Accounts receivable	11,858	3,691
Inventories	(23,919)	(10,851)
Prepaid expenses and other current assets	(3,124)	(1,322)
Accounts payable	12,844	(848)
Accrued expenses	(3,865)	(7,239)
Income taxes	3,683	(846)
Net cash provided by operating activities	33,754	22,494
Cash flows from investing activities:
Acquisition of property, plant and equipment	(30,402)	(22,174)
Purchase of cost and equity method investments, net	(2,198)	(4,500)
Other investing activities	(682)	691
Net cash used in investing activities	(33,282)	(25,983)
Cash flows from financing activities:
Principal payments of long-term debt	(16,500)	(5,000)
Proceeds from issuance of long-term debt	57,000	—
Issuance of common stock	610	5,056
Payment of debt issuance costs	(781)	—
Spin-off of cash and cash equivalents to Nuvectra Corporation	(76,256)	—
Purchase of non-controlling interests	(6,818)	—
Other financing activities	(3,983)	(571)
Net cash used in financing activities	(46,728)	(515)
Effect of foreign currency exchange rates on cash and cash equivalents	368	(482)
Net decrease in cash and cash equivalents	(45,888)	(4,486)
Cash and cash equivalents, beginning of period	82,478	76,824
Cash and cash equivalents, end of period	$36,590	$72,338
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY—Unaudited
(in thousands)

							Accumulated
			Additional	Treasury			Other	Total
	Common Stock		Paid-In	Stock		Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Income	Equity
At January 1, 2016	30,664	$31	$620,470	(63)	$(3,100)	$231,854	$1,370	$850,625
Stock-based compensation	—	—	4,962	—	—	—	—	4,962
Net shares issued (acquired) under stock incentive plans	272	—	(596)	(72)	(2,780)	—	—	(3,376)
Spin-off of Nuvectra Corporation	—	—	5,241	—	—	(128,728)	—	(123,487)
Net loss	—	—	—	—	—	(13,430)	—	(13,430)
Total other comprehensive income, net	—	—	—	—	—	—	8,179	8,179
At July 1, 2016	30,936	$31	$630,077	(135)	$(5,880)	$89,696	$9,549	$723,473
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information (Accounting Standards Codification (“ASC”) 270, Interim Reporting) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information necessary for a full presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of Integer Holdings Corporation and its subsidiaries (collectively “Integer” or the “Company”) for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ materially from these estimates. The January 1, 2016 condensed consolidated balance sheet data was derived from the Company’s audited consolidated financial statements but does not include all disclosures required by GAAP. For further information, refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended January 1, 2016. The Company utilizes a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31. The second quarter of 2016 and 2015 each contained 13 weeks, and ended on July 1, and July 3, respectively.
Effective June 30, 2016, the Company changed its name from Greatbatch, Inc. to Integer Holdings Corporation. The new name represents the union of the Greatbatch Medical, Lake Region Medical and Electrochem brands. Integer, as in whole or complete, signifies the Company’s more comprehensive products and service offerings, and a new dimension in its combined capabilities.
Nature of Operations – On October 27, 2015, the Company acquired all of the outstanding common stock of Lake Region Medical Holdings, Inc. (“Lake Region Medical”). As a result, the Company now has three reportable segments: Greatbatch Medical, QiG Group (“QiG”) and Lake Region Medical. On March 14, 2016, Integer completed the spin-off of a portion of its QiG segment through a tax-free distribution of all of the shares of its QiG Group, LLC subsidiary to the stockholders of Integer on a pro rata basis (the “Spin-off”). See Note 2 “Divestiture and Acquisition” for further description of these transactions. As a result of the Lake Region Medical acquisition and the Spin-off, the Company is in the process of re-evaluating its internal financial reporting structure, which may change its product line and segment reporting in the future. This process is expected to be finalized in 2016.
Greatbatch Medical designs and manufactures products where the Company either owns the intellectual property or has unique manufacturing and assembly expertise. These products include medical devices and components for the cardiac, neuromodulation, orthopedics, portable medical, vascular and energy markets among others.
The QiG segment focuses on the design and development of complete medical device systems and components. QiG seeks to assist customers in accelerating the velocity of innovation while delivering an optimized supply chain and critical cost efficiencies. The medical devices QiG designs and develops are full product solutions that utilize the medical technology expertise and capabilities residing within Greatbatch Medical and Lake Region Medical. See Note 2 “Divestiture and Acquisition” for further description of the Spin-off and how it impacted the Company’s QiG segment.
Lake Region Medical has operated as a segment of Integer since it was acquired during the fourth quarter of 2015. This segment specializes in the design, development, and manufacturing of products across the medical component and device spectrum, primarily serving the cardio, vascular and advanced surgical markets. Lake Region Medical offers fully integrated outsourced manufacturing, regulatory and engineering services, contract manufacturing, finished device assembly services, original device development, and supply chain management to its customers.
The Company’s customers include large multi-national original equipment manufacturers (“OEMs”) and their affiliated subsidiaries.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

2.	DIVESTITURE AND ACQUISITION
Spin-off of Nuvectra Corporation
On March 14, 2016, Integer completed the spin-off of a portion of its QiG segment through a tax-free distribution of all of the shares of its QiG Group, LLC subsidiary to the stockholders of Integer on a pro rata basis. Immediately prior to completion of the Spin-off, QiG Group, LLC was converted into a corporation organized under the laws of Delaware and changed its name to Nuvectra Corporation (“Nuvectra”). On March 14, 2016, each of the Company’s stockholders of record as of the close of business on March 7, 2016 (the “Record Date”) received one share of Nuvectra common stock for every three shares of Integer common stock held as of the Record Date. Upon completion of the Spin-off, Nuvectra became an independent publicly traded company whose common stock is listed on the NASDAQ stock exchange under the symbol “NVTR.”
The portion of the QiG segment spun-off consisted of QiG Group, LLC and its subsidiaries: (i) Algostim, LLC (“Algostim”), (ii) PelviStim LLC (“PelviStim”), and (iii) the Company’s NeuroNexus Technologies (“NeuroNexus”) subsidiary. The operations of Centro de Construcción de Cardioestimuladores del Uruguay (“CCC”) and certain other existing QiG research and development capabilities were retained by Integer and not included as part of the Spin-off. As the Company continues to focus on the design and development of complete medical device systems and components, and more specifically on medical device systems and components in the neuromodulation market, the Spin-off was not considered a strategic shift that had a major effect on the Company’s operations and financial results. Accordingly, the Spin-off is not presented as a discontinued operation in the Company’s Condensed Consolidated Financial Statements. The results of Nuvectra are included in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) through the date of the Spin-off.
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
For the first quarter of 2016, Nuvectra contributed a pre-tax loss of $5.2 million to the Company’s results of operations. Nuvectra contributed a pre-tax loss of $6.2 million and $11.7 million, respectively, to the Company’s results of operations for the three and six month periods ended July 3, 2015.
In connection with the Spin-off, on March 14, 2016, Integer entered into several agreements with Nuvectra that govern its post Spin-off relationship with Nuvectra, including a Separation and Distribution Agreement, Tax Matters Agreement, Employee Matters Agreement and Transition Services Agreement. The Transition Services Agreement contains customary mutual indemnification provisions. Amounts earned by Integer under the Transition Services Agreement were immaterial for the six month period ended July 1, 2016. Accounts Receivable, Net within the Condensed Consolidated Balance Sheet at July 1, 2016 includes $4.6 million due from Nuvectra for payments made by the Company on Nuvectra’s behalf.
Acquisition of Lake Region Medical Holdings, Inc.
On October 27, 2015, the Company acquired all of the outstanding common stock of Lake Region Medical Holdings, Inc. for a total purchase price, including debt assumed, of approximately $1.77 billion. Lake Region Medical specializes in the design, development, and manufacturing of products across the medical component and device spectrum primarily serving the cardio, vascular and advanced surgical markets.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

2.	DIVESTITURE AND ACQUISITION (Continued)
The aggregate consideration paid to the stockholders and equity award holders of Lake Region Medical consisted of the following (in thousands):

Cash	$478,490
Fair value of Integer common stock	245,368
Replacement stock options attributable to pre-acquisition service	4,508
Total purchase consideration	$728,366
The fair value of the Integer common stock issued as part of the consideration was determined based upon the closing stock price of Integer’s shares as of the acquisition date. The fair value of the Integer stock options issued as part of the consideration was determined utilizing a Black-Scholes option pricing model as of the acquisition date. Concurrent with the closing of the acquisition, the Company repaid all of the outstanding debt of Lake Region Medical of approximately $1.0 billion. The cash portion of the purchase price and the repayment of Lake Region Medical’s debt was primarily funded through a new senior secured credit facility and the issuance of senior notes. See Note 6 “Debt” for additional information regarding the Company’s debt. The Company believes that the combination of Greatbatch and Lake Region Medical brings together two highly complementary organizations that can provide a new level of industry leading capabilities and services to OEM customers while building value for stockholders. Through this acquisition, the Company believes that it will be at the forefront of innovating technologies and products that help change the face of healthcare, providing its customers with a distinct advantage as they bring complete systems and solutions to market. In turn, Integer’s customers will be able to accelerate patient access to life enhancing therapies. The transaction is consistent with Integer's strategy of achieving profitable growth and continuous improvement to drive margin expansion.
This transaction was accounted for under the acquisition method of accounting. Accordingly, the cost of the acquisition was allocated to the Lake Region Medical assets acquired and liabilities assumed based on their fair values as of the closing date of the acquisition, with the amount exceeding the fair value of the net assets acquired recorded as goodwill. The value assigned to certain assets and liabilities are preliminary and are subject to revision as more detailed analysis is completed and additional information about the fair value of assets acquired and liabilities assumed become available. The final allocation may include changes to the acquisition date fair value of goodwill, deferred taxes, as well as operating assets and liabilities, some of which may result in material adjustments. Measurement-period adjustments made during the first six months of 2016 were primarily to goodwill ($3.9 million) and deferred tax liabilities ($2.6 million), and did not impact the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
The following table summarizes the preliminary allocation of the Lake Region Medical purchase price to the assets acquired and liabilities assumed (in thousands):

Assets acquired
Current assets	$269,815
Property, plant and equipment	216,473
Amortizing intangible assets	849,000
Indefinite-lived intangible assets	70,000
Goodwill	665,720
Other non-current assets	1,629
Total assets acquired	2,072,637
Liabilities assumed
Current liabilities	103,836
Debt assumed	1,044,675
Other long-term liabilities	195,760
Total liabilities assumed	1,344,271
Net assets acquired	$728,366

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

2.	DIVESTITURE AND ACQUISITION (Continued)
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
The fair value of in-process and finished goods inventory acquired was estimated by applying a version of the market approach called the comparable sales method. This approach estimates the fair value of the assets by calculating the potential revenue generated from selling the inventory and subtracting from it the costs related to the completion and sale of that inventory and a reasonable profit allowance. Based upon this methodology, the Company recorded the inventory acquired at fair value resulting in an increase in inventory of $23.0 million. This step-up in the fair value of inventory was amortized as the inventory to which the step-up relates was sold and was fully amortized as of January 1, 2016.
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

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

2.	DIVESTITURE AND ACQUISITION (Continued)
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
Long-term Debt – The fair value of long-term debt was assumed to be equal to what was paid by Integer at the time of closing of the acquisition in order to retire the debt, including prepayment penalties and fees.
Statements of Operations and Comprehensive Income (Loss)
The operating results of Lake Region Medical have been included in the Company’s Lake Region Medical segment from the date of acquisition. For the six months ended July 1, 2016, Lake Region Medical added $403.2 million to the Company’s revenue and decreased the Company’s net loss by approximately $16.5 million.
Unaudited Pro Forma Financial Information
The following unaudited pro forma information presents the consolidated results of operations of the Company and Lake Region Medical as if that acquisition occurred as of the beginning of fiscal year 2014 (in thousands, except per share amounts):

	Three Months Ended	Six Months Ended
	July 3, 2015	July 3, 2015
Sales	$377,934	$736,351
Net income	4,709	5,675
Earnings per share:
Basic	$0.15	$0.18
Diluted	$0.15	$0.18

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

2.	DIVESTITURE AND ACQUISITION (Continued)
The unaudited pro forma financial information presents the combined operating results of Integer and Lake Region Medical with the results prior to the acquisition date adjusted to include the pro forma impact of the amortization of acquired intangible assets, the adjustment to interest expense reflecting the amount borrowed in connection with the acquisition at Integer’s interest rates, and the impact of income taxes on the pro forma adjustments utilizing the applicable statutory tax rate. The unaudited pro forma consolidated basic and diluted earnings per share calculations are based on the consolidated basic and diluted weighted average shares of Integer outstanding for the respective period plus an adjustment for the additional shares and stock options issued in connection with the Lake Region Medical acquisition as discussed above. The unaudited pro forma financial information is presented for illustrative purposes only and does not reflect the realization of potential cost savings, and any related integration costs. Costs savings may result from the acquisition; however, there can be no assurance that these cost savings will be achieved. These pro forma results do not purport to be indicative of the results that would have been obtained by the combined company, or to be a projection of results that may be obtained in the future by the combined company.
3.     SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended
(in thousands)	July 1, 2016	July 3, 2015
Noncash investing and financing activities:
Common stock contributed to 401(k) Plan	$—	$3,920
Property, plant and equipment purchases included in accounts payable	9,696	1,446
Purchase of technology included in accrued expenses	1,000	—
Divestiture of noncash assets	54,591	—
Divestiture of liabilities	2,119	—

4.	INVENTORIES
Inventories are comprised of the following (in thousands):

	As of
	July 1, 2016	January 1, 2016
Raw materials	$114,454	$107,296
Work-in-process	103,747	93,729
Finished goods	58,078	51,141
Total	$276,279	$252,166

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

5.	INTANGIBLE ASSETS
Amortizing intangible assets are comprised of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount
At July 1, 2016
Purchased technology and patents	$256,719	$(92,017)	$2,397	$167,099
Customer lists	759,987	(50,389)	3,264	712,862
Other	4,534	(5,044)	803	293
Total amortizing intangible assets	$1,021,240	$(147,450)	$6,464	$880,254
At January 1, 2016
Purchased technology and patents	$255,776	$(83,708)	$1,444	$173,512
Customer lists	761,857	(40,815)	(986)	720,056
Other	4,534	(4,946)	821	409
Total amortizing intangible assets	$1,022,167	$(129,469)	$1,279	$893,977
During the first quarter of 2016, the Company made an asset purchase of technology totaling $2.0 million, which is being amortized over a weighted average period of approximately 15 years.
Aggregate intangible asset amortization expense is comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Cost of sales	$4,240	$1,445	$8,480	$2,916
Selling, general and administrative expenses	5,123	1,830	10,259	3,643
Research, development and engineering costs, net	151	103	239	206
Total intangible asset amortization expense	$9,514	$3,378	$18,978	$6,765
Estimated future intangible asset amortization expense based on the carrying value as of July 1, 2016 is as follows (in thousands):

Estimated Amortization Expense
Remainder of 2016	$18,934
2017	44,050
2018	44,962
2019	45,044
2020	45,642
Thereafter	681,622
Total estimated amortization expense	$880,254
Indefinite-lived intangible assets are comprised of the following (in thousands):

Trademarks and Tradenames
At January 1, 2016	$90,288
At July 1, 2016	$90,288

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

5.	INTANGIBLE ASSETS (Continued)
The change in goodwill is as follows (in thousands):

	Greatbatch Medical	QiG	Lake Region Medical	Total
At January 1, 2016	$303,929	$50,096	$659,545	$1,013,570
Goodwill divested (Note 2)	—	(40,830)	—	(40,830)
Purchase accounting adjustment (Note 2)	—	—	3,932	3,932
Foreign currency translation	91	—	4,076	4,167
At July 1, 2016	$304,020	$9,266	$667,553	$980,839

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

6.	DEBT
Long-term debt is comprised of the following (in thousands):

	As of
	July 1, 2016	January 1, 2016
Senior secured term loan A	$365,625	$375,000
Senior secured term loan B	1,019,875	1,025,000
9.125% senior notes due 2023	360,000	360,000
Revolving line of credit	55,000	—
Less unamortized discount on term loan B and debt issuance costs	(43,644)	(45,947)
Total debt	1,756,856	1,714,053
Less current portion of long-term debt	29,000	29,000
Total long-term debt	$1,727,856	$1,685,053
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
As of July 1, 2016, the estimated fair value of the TLB Facility was approximately $1,011 million, based on quoted market prices for the debt, recent sales prices for the debt and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and is classified as Level 2 measurements within the fair value hierarchy. The par amount of the TLA Facility approximated its fair value as of July 1, 2016 based upon the debt being variable rate in nature.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

6.	DEBT (Continued)
Revolving Credit Facility
The Revolving Credit Facility matures on October 27, 2020. The Revolving Credit Facility also includes a $15 million sublimit for swingline loans and a $25 million sublimit for standby letters of credit. The Company is required to pay a commitment fee on the unused portion of the Revolving Credit Facility, which will range between 0.175% and 0.25%, depending on the Company’s Total Net Leverage Ratio. As of July 1, 2016, the Company had $55 million of outstanding borrowings on the Revolving Credit Facility and an available borrowing capacity of $134.1 million after giving effect to $10.9 million of outstanding standby letters of credit.
Subject to certain conditions, commitments under the Revolving Credit Facility may be increased through an incremental revolving facility so long as, on a pro forma basis, the Company’s first lien net leverage ratio does not exceed 4.25:1.00.
Covenants
The Revolving Credit Facility and TLA Facility contain covenants requiring (A) a maximum Total Net Leverage Ratio of 6.50:1.00, subject to step downs beginning in the fourth quarter of 2016 and (B) a minimum interest coverage ratio of adjusted EBITDA (as defined in the Senior Secured Credit Facilities) to interest expense of not less than 3.00:1.00. The TLB Facility does not contain any financial maintenance covenants.
The Senior Secured Credit Facilities also contain negative covenants that restrict the Company’s ability to (i) incur additional indebtedness; (ii) create certain liens; (iii) consolidate or merge; (iv) sell assets, including capital stock of the Company’s subsidiaries; (v) engage in transactions with the Company’s affiliates; (vi) create restrictions on the payment of dividends or other amounts to Greatbatch Ltd. from the Company’s restricted subsidiaries; (vii) pay dividends on capital stock or redeem, repurchase or retire capital stock; (viii) pay, prepay, repurchase or retire certain subordinated indebtedness; (ix) make investments, loans, advances and acquisitions; (x) make certain amendments or modifications to the organizational documents of the Company or its subsidiaries or the documentation governing other senior indebtedness of the Company; and (xi) change the Company’s type of business. These negative covenants are subject to a number of limitations and exceptions that are described in the Senior Secured Credit Facilities agreement. As of July 1, 2016, the Company was in compliance with all financial and negative covenants under the Senior Secured Credit Facilities.
The Senior Secured Credit Facilities provide for customary events of default. Upon the occurrence and during the continuance of an event of default, the outstanding advances and all other obligations under the Senior Secured Credit Facilities become immediately due and payable. The Senior Secured Credit Facilities are guaranteed by Integer Holdings Corporation, as a parent guarantor, and all of the Company’s present and future direct and indirect wholly-owned domestic subsidiaries (other than Greatbatch Ltd. (which is the borrower under the Senior Secured Credit Facilities), non-wholly owned joint ventures, and certain other excluded subsidiaries). The Senior Secured Credit Facilities are secured, subject to certain exceptions, by a first priority security interest in; i) the present and future shares of capital stock of (or other ownership or profit interests in) Greatbatch Ltd. and each guarantor (except Integer Holdings Corporation); ii) sixty-six percent (66%) of all present and future shares of voting capital stock of each specified first-tier foreign subsidiary; iii) substantially all of the Company’s, Greatbatch Ltd.’s and each other guarantor’s other personal property; and iv) all proceeds and products of the property and assets of the Company, Greatbatch Ltd. and the other guarantors.
9.125% Senior Notes due 2023 - On October 27, 2015, the Company completed a private offering of $360 million aggregate principal amount of 9.125% senior notes due on November 1, 2023 (the “Senior Notes”).
Interest on the Senior Notes is payable on May 1 and November 1 of each year, beginning on May 1, 2016. The Company may redeem the Senior Notes, in whole or in part, prior to November 1, 2018 at a price equal to 100% of the principal amount thereof plus a “make-whole” premium. Prior to November 1, 2018, the Company may redeem up to 40% of the aggregate principal amount of the Senior Notes using the proceeds from certain equity offerings at a redemption price equal to 109.125% of the aggregate principal amount of the Senior Notes. As of July 1, 2016, the estimated fair value of the Senior Notes was approximately $365 million, based on quoted market prices of these Senior Notes, recent sales prices for the Senior Notes and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and is classified as Level 2 measurements within the fair value hierarchy.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

6.	DEBT (Continued)
The Senior Notes are senior unsecured obligations of the Company. The indenture for the Senior Notes contains restrictive covenants that, among other things, limit the ability of the Company to: (i) incur or guarantee additional indebtedness or issue certain disqualified stock or preferred stock; (ii) create certain liens; (iii) pay dividends or make distributions in respect of capital stock; (iv) make certain other restricted payments; (v) enter into agreements that restrict certain dividends or other payments; (vi) enter into sale-leaseback agreements; (vii) engage in certain transactions with affiliates; and (viii) consolidate or merge with, or sell substantially all of their assets to, another person. These covenants are subject to a number of limitations and exceptions that are described in the indenture for the Senior Notes. The indenture for the Senior Notes provides for customary events of default, subject in certain cases to customary cure periods, in which the Senior Notes and any unpaid interest would become due and payable. As of July 1, 2016, the Company was in compliance with all restrictive covenants under the Senior Notes.
As of July 1, 2016, the weighted average interest rate on all outstanding borrowings is 5.67%.
Contractual maturities under the Senior Secured Credit Facilities and Senior Notes for the remainder of 2016 and the five years and thereafter, excluding any discounts or premiums, as of July 1, 2016 are as follows (in thousands):

Remaining in 2016	$14,500
2017	31,344
2018	40,719
2019	47,750
2020	102,750
Thereafter	1,563,437
Total	$1,800,500
Interest Rate Swaps – From time to time, the Company enters into interest rate swap agreements in order to hedge against potential changes in cash flows on its outstanding variable rate debt. On June 20, 2016, the Company entered into a three-year $200 million interest rate swap with an effective date of June 27, 2017. The Company entered into the swap to hedge against potential changes in cash flows on the outstanding TLA Facility borrowings, which are indexed to the one-month LIBOR rate. The variable rate received on the interest rate swap and the variable rate paid on the TLA Facility will have the same rate of interest, excluding the credit spread, and will reset and pay interest on the same date. The swap is being accounted for as a cash flow hedge.
During 2012, the Company entered into a three-year $150 million interest rate swap, which amortized $50 million per year. During 2014, the Company entered into an additional interest rate swap. The first $45 million of notional amount of the swap was effective February 20, 2015 and the second $45 million of notional amount was scheduled to be effective February 22, 2016. These swaps were accounted for as cash flow hedges. As a result of the Lake Region Medical acquisition, the forecasted cash flows that the Company’s interest rate swaps were hedging were no longer expected to occur. During the fourth quarter of 2015, the Company terminated these interest rate swap agreements.
Information regarding the Company’s outstanding interest rate swap as of July 1, 2016 is as follows (dollars in thousands):

Instrument	Type of Hedge	Notional Amount	Start Date	End Date	Pay Fixed Rate	Receive Current Floating Rate	Fair Value July 1, 2016	Balance Sheet Location
Interest Rate Swap	Cash Flow	$200,000	Jun-17	Jun-20	1.1325%	N/A	$(1,819)	Other Long-Term Liabilities
The estimated fair value of the interest rate swap agreement represents the amount the Company expects to receive (pay) to terminate the contract. No portion of the change in fair value of the Company’s interest rate swaps during the six months ended July 1, 2016 and July 3, 2015 was considered ineffective. The amount recorded as Interest Expense during the six months ended July 3, 2015 related to the Company’s interest rate swaps was $0.5 million.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

6.	DEBT (Continued)
Debt Issuance Costs and Discounts – The change in deferred debt issuance costs related to the Company’ Revolving Credit Facility is as follows (in thousands):

At January 1, 2016	$4,791
Amortization during the period	(496)
At July 1, 2016	$4,295
The change in unamortized discount and debt issuance costs related to the Term Loan Facilities and Senior Notes is as follows (in thousands):

	Debt Issuance Costs	Unamortized Discount on TLB Facility	Total
At January 1, 2016	$35,908	$10,039	$45,947
Financing costs incurred	781	—	781
Amortization during the period	(2,435)	(649)	(3,084)
At July 1, 2016	$34,254	$9,390	$43,644

7.	BENEFIT PLANS
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
The change in net defined benefit plan liability is as follows (in thousands):

At January 1, 2016	$7,121
Net defined benefit cost	390
Benefit payments	(70)
Foreign currency translation	116
At July 1, 2016	$7,557
Net defined benefit cost is comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Service cost	$110	$78	$218	$157
Interest cost	45	15	88	30
Amortization of net loss	47	12	93	26
Expected return on plan assets	(4)	(3)	(9)	(6)
Net defined benefit cost	$198	$102	$390	$207

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

8.	STOCK-BASED COMPENSATION
At the 2016 Annual Meeting of Stockholders held on May 24, 2016, the Company’s stockholders approved the Company’s 2016 Stock Incentive Plan (the “2016 Plan”). The 2016 Plan provides for the granting of stock options, shares of restricted stock, restricted stock units, stock appreciation rights and stock bonuses to employees, non-employee directors, consultants, and service providers. The 2016 Plan supplements the Company’s existing 2009 and 2011 Stock Incentive Plans, as amended.
In connection with the Spin-off, under the provisions of the Company’s stock incentive plans, employee stock option, restricted stock awards, and restricted stock unit awards were adjusted to preserve the fair value of the awards immediately before and after the Spin-off. As such, the Company did not record any modification expense related to the conversion of the awards. Certain awards granted to employees who transferred to Nuvectra in connection with the Spin-off were canceled. As required, the Company accelerated the remaining expense related to these canceled awards of $0.5 million during the first quarter of 2016, which was classified as Other Operating Expenses, Net. The stock awards held as of March 14, 2016 were modified as follows:

•
Stock options: Holders of Integer stock option awards continued to hold stock options to purchase the same number of shares of Integer common stock at an adjusted exercise price and one new Nuvectra stock option for every three Integer stock options held as of the Record Date, which, in the aggregate, preserved the fair value of the overall awards granted. The adjusted exercise price for Integer stock options was equal to approximately 93% of the original exercise price. The stock option awards will continue to vest over their original vesting period.

•
Restricted stock and restricted stock units: Holders of Integer restricted stock and restricted stock unit awards received one new share of Nuvectra restricted stock and restricted stock unit awards for every three Integer restricted stock and restricted stock unit awards held as of the Record Date. Integer restricted stock and restricted stock unit awards will continue to vest in accordance with their original performance metrics and over their original vesting period.

The components and classification of stock-based compensation expense were as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Stock options	$585	$663	$1,194	$1,282
Restricted stock and restricted stock units	1,542	1,746	3,768	3,380
401(k) Plan stock contribution	—	1,310	—	1,310
Total stock-based compensation expense	$2,127	$3,719	$4,962	$5,972

Cost of sales	$150	$1,094	$347	$1,354
Selling, general and administrative expenses	1,528	2,148	3,183	3,909
Research, development and engineering costs, net	116	477	293	709
Other operating expenses, net	333	—	1,139	—
Total stock-based compensation expense	$2,127	$3,719	$4,962	$5,972
The weighted average fair value and assumptions used to value options granted are as follows:

	Six Months Ended
	July 1, 2016	July 3, 2015
Weighted average fair value	$9.41	$12.18
Risk-free interest rate	1.58%	1.55%
Expected volatility	26%	26%
Expected life (in years)	5	5
Expected dividend yield	—%	—%

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

8.	STOCK-BASED COMPENSATION (Continued)
The following table summarizes the Company’s stock option activity:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In Millions)
Outstanding at January 1, 2016	1,678,900	$28.32
Granted	235,856	50.69
Exercised	(27,540)	22.13
Forfeited or expired	(37,708)	45.04
Adjustment due to Spin-off	—	(2.02)
Outstanding at July 1, 2016	1,849,508	$28.91	6.1	$14.3
Exercisable at July 1, 2016	1,443,941	$23.91	5.3	$14.3
The following table summarizes time-vested restricted stock and restricted stock unit activity:

	Time-Vested Activity	Weighted Average Fair Value
Nonvested at January 1, 2016	39,235	$47.40
Granted	46,474	51.48
Vested	(11,422)	51.21
Forfeited	(8,165)	48.92
Nonvested at July 1, 2016	66,122	$49.42
The following table summarizes performance-vested restricted stock unit activity:

	Performance- Vested Activity	Weighted Average Fair Value
Nonvested at January 1, 2016	577,825	$25.11
Granted	156,730	31.59
Vested	(249,153)	15.86
Forfeited	(68,237)	32.33
Nonvested at July 1, 2016	417,165	$31.87

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

9.	OTHER OPERATING EXPENSES, NET
Other Operating Expenses, Net is comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
2014 investments in capacity and capabilities	$5,126	$6,051	$9,279	$12,738
Orthopedic facilities optimization	162	518	299	991
Legacy Lake Region Medical consolidations	2,088	—	4,447	—
Acquisition and integration costs	7,859	98	17,824	164
Asset dispositions, severance and other	259	1,083	4,785	1,712
	$15,494	$7,750	$36,634	$15,605
2014 investments in capacity and capabilities. In 2014, the Company announced several initiatives to invest in capacity and capabilities and to better align its resources to meet its customers’ needs and drive organic growth and profitability. These included the following:

•
Functions performed at the Company’s facility in Plymouth, MN to manufacture catheters and introducers will transfer into the Company’s existing facility in Tijuana, Mexico. This initiative will be substantially completed in the second half of 2016 and is dependent upon our customers’ validation and qualification of the transferred products.

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
The total capital investment expected for these initiatives is between $25.0 million and $28.0 million, of which $22.9 million has been expended through July 1, 2016. Total restructuring charges expected to be incurred in connection with this realignment are between $42.0 million and $48.0 million, of which $41.2 million has been incurred through July 1, 2016. Expenses related to this initiative are recorded within the applicable segment and corporate cost centers that the expenditures relate to and include the following:
•Severance and retention: $6.0 million - $7.0 million;
•Accelerated depreciation and asset write-offs: $2.0 million - $3.0 million; and
•Other: $34.0 million - $38.0 million
Other expenses primarily consist of costs to relocate certain equipment and personnel, duplicate personnel costs, excess overhead, disposal, and travel expenditures. All expenses are cash expenditures except accelerated depreciation and asset write-offs. The change in accrued liabilities related to the 2014 investments in capacity and capabilities is as follows (in thousands):

	Severance and Retention	Accelerated Depreciation/Asset Write-offs	Other	Total
At January 1, 2016	$1,429	$—	$1,595	$3,024
Restructuring charges	—	1,581	7,698	9,279
Write-offs	—	(1,581)	—	(1,581)
Cash payments	(1,235)	—	(7,386)	(8,621)
At July 1, 2016	$194	$—	$1,907	$2,101

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

9.	OTHER OPERATING EXPENSES, NET (Continued)
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
The total capital investment expected to be incurred for these initiatives is between $30.0 million and $35.0 million, of which $29.7 million has been expended through July 1, 2016. Total expense expected to be incurred for these initiatives is between $45.0 million and $48.0 million, of which $44.2 million has been incurred through July 1, 2016. All expenses have been and will be recorded within the Greatbatch Medical segment and are expected to include the following:

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
The change in accrued liabilities related to the orthopedic facilities optimization is as follows (in thousands):

	Severance and Retention	Accelerated Depreciation/Asset Write-offs	Other	Total
At January 1, 2016	$—	$—	$—	$—
Restructuring charges	—	—	299	299
Cash payments	—	—	(299)	(299)
At July 1, 2016	$—	$—	$—	$—

Legacy Lake Region Medical consolidations. In 2014, Lake Region Medical initiated plans to close its Arvada, CO site, consolidate its two Galway, Ireland sites into one facility, and other restructuring actions that will result in a reduction in staff across manufacturing and administrative functions at certain locations. This initiative is expected to be substantially completed by the end of 2016. The total capital investment expected for this initiative since the acquisition date is between $3.0 million and $4.0 million, of which $1.7 million has been expended through July 1, 2016. Total expense expected to be incurred for this initiative since the acquisition date is between $13.0 million and $15.0 million, of which $6.4 million has been incurred through July 1, 2016. All expenses have been and will be recorded within the Lake Region Medical segment and are expected to include the following:

•	Employee costs: $5.0 million - $6.0 million; and

•	Other: $8.0 million - $9.0 million.
Other expenses primarily consist of production inefficiencies, moving, revalidation, personnel, training, consulting, and travel costs associated with these consolidation projects. All expenses are cash expenditures.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

9.	OTHER OPERATING EXPENSES, NET (Continued)
The change in accrued liabilities related to these legacy Lake Region Medical consolidation initiatives is as follows (in thousands):

	Employee Costs	Other	Total
At January 1, 2016	$3,667	$596	$4,263
Restructuring charges	3,428	1,019	4,447
Cash payments	(4,768)	(1,121)	(5,889)
At July 1, 2016	$2,327	$494	$2,821
Acquisition and integration costs. During the first six months of 2016, the Company incurred $1.8 million in transaction costs related to the acquisition of Lake Region Medical. These costs primarily relate to professional and consulting fees. Expenses related to this initiative were recorded to corporate unallocated expenses. Additionally, during the first six months of 2016, the Company incurred $16.0 million in Lake Region Medical integration costs, which primarily included change-in-control payments to former Lake Region Medical executives, as well as professional, consulting, severance, retention, relocation, and travel costs, of which $5.4 million are accrued as of July 1, 2016. Total expense expected to be incurred in connection with the integration of Lake Region Medical is between $40.0 million and $50.0 million, of which $21.2 million were incurred through July 1, 2016. Total capital expenditures for this initiative are expected to be between $20.0 million and $25.0 million, the incurrence of which have not been material to date.
Asset dispositions, severance and other. During 2016 and 2015, the Company recorded losses in connection with various asset disposals and/or write-downs. In addition, during the first six months of 2016 and 2015, the Company incurred legal and professional costs in connection with the Spin-off of $4.4 million and $1.5 million, respectively. Total transaction related costs incurred for the Spin-off since inception were $10.4 million. Expenses related to the Spin-off were primarily recorded within the corporate unallocated and the QiG segment. Refer to Note 2 “Divestiture and Acquisition” for additional information on the Spin-off.

10.	INCOME TAXES
The income tax provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the estimate of the annual effective tax rate is updated, and if the estimated effective tax rate changes, a cumulative adjustment is made. There is a potential for volatility of the effective tax rate due to several factors, including changes in the mix of the pre-tax income and the jurisdictions to which it relates, changes in tax laws and foreign tax holidays, business reorganizations, settlements with taxing authorities and foreign currency fluctuations. The effective tax rate for the first six months of 2016 includes the impact of a $1.3 million discrete tax charge related to non-deductible Lake Region Medical and Spin-off related expenses.
As of July 1, 2016, the balance of unrecognized tax benefits is approximately $9.5 million. It is reasonably possible that a reduction of up to $0.1 million of the balance of unrecognized tax benefits may occur within the next twelve months as a result of potential audit settlements. Approximately $8.7 million of the balance of unrecognized tax benefits would favorably impact the effective tax rate, net of federal benefit on state issues, if recognized.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

11.	COMMITMENTS AND CONTINGENCIES
Litigation – In April 2013, the Company commenced an action against AVX Corporation and AVX Filters Corporation (collectively “AVX”) alleging that AVX had infringed on the Company’s patents by manufacturing and selling filtered feedthrough assemblies used in implantable pacemakers and cardioverter defibrillators that incorporate the Company’s patented technology. On January 26, 2016, a jury in the U.S. District Court for the District of Delaware returned a verdict finding that AVX infringed on two Integer patents and awarded Integer $37.5 million in damages. The finding is subject to post-trial proceedings, including a possible appeal by AVX. The Company has recorded no gains in connection with this litigation as no cash has been received.
In January 2015, Lake Region Medical was notified by the New Jersey Department of Environmental Protection (“NJDEP”) of the NJDEP’s intent to revoke a no further action determination made by the NJDEP in favor of Lake Region Medical in 2002 pertaining to a property on which a subsidiary of Lake Region Medical operated a manufacturing facility in South Plainfield, New Jersey beginning in 1971. Lake Region Medical sold the property in 2004 and vacated the facility in 2007. In response to the NJDEP’s notice, the Company further investigated the matter and submitted a technical report to the NJDEP in August of 2015 that concluded that the NJDEP’s notice of intent to revoke was unwarranted. After reviewing the Company’s technical report, the NJDEP issued a draft response in May 2016, stating that the NJDEP would not revoke the no further action determination at that time, but would require some additional site investigation to support the Company’s conclusion. The Company is cooperating with the NJDEP and will meet with NJDEP representatives to discuss the appropriate scope of the requested additional investigation and does not expect any material impact on its consolidated results of operations to result. In December 2014, the current owner of the property commenced litigation against Lake Region Medical, one of its executive officers and other unrelated third parties, alleging that the defendants caused or contributed to alleged groundwater contamination beneath the property. The plaintiff in that case voluntarily dismissed the litigation in June 2016.
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
Environmental Matters – The Company’s Collegeville, PA facility, which was acquired as part of the Lake Region Medical acquisition, is subject to two administrative consent orders entered into with the U.S. Environmental Protection Agency (the “EPA”), which require ongoing groundwater treatment and monitoring at the site as a result of historic leaks from underground storage tanks. Upon approval by the EPA of the Company’s proposed post remediation care plan, which requires a continuation of the groundwater treatment and monitoring process at the site, the Company expects that the consent orders will be terminated. The Company expects a decision from the EPA on whether the Company’s post remediation care plan has been approved during the third quarter of 2016. The groundwater treatment process at the Collegeville facility consists of a groundwater extraction and treatment system and the performance of annual sampling of a defined set of groundwater wells as a means to monitor containment within approved boundaries. As of July 1, 2016 and January 1, 2016, there was $1.1 million recorded in Other Long-Term Liabilities in the Condensed Consolidated Balance Sheets in connection with this matter for the cost of on-going remediation. The Company does not expect this environmental matter will have a material effect on its consolidated results of operations, financial position or cash flows.
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

At January 1, 2016	$3,316
Additions to warranty reserve	1,163
Warranty claims settled	(1,427)
At July 1, 2016	$3,052

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

11.	COMMITMENTS AND CONTINGENCIES (Continued)
Foreign Currency Contracts – The Company enters into forward contracts to purchase Mexican pesos in order to hedge the risk of peso-denominated payments associated with operations at its facilities in Mexico. In connection with the Lake Region Medical acquisition, the Company terminated its outstanding forward contracts resulting in a $2.4 million payment to the foreign currency contract counterparty during the fourth quarter of 2015. As of July 1, 2016, the Company had a $0.7 million loss recorded in Accumulated Other Comprehensive Income related to these contracts, which will be amortized to Cost of Sales as the inventory, which the contracts were hedging the cash flows to produce, is sold.
The impact to the Company’s results of operations from its forward contract hedges is as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Addition in cost of sales	$768	$420	$1,387	$664
Ineffective portion of change in fair value	—	—	—	—
Information regarding outstanding foreign currency contracts as of July 1, 2016 is as follows (dollars in thousands):

Instrument	Type of Hedge	Aggregate Notional Amount	Start Date	End Date	$/Peso	Fair Value	Balance Sheet Location
FX Contract	Cash flow	$8,240	Jan 2016	Dec 2016	0.0584	$(634)	Accrued Expenses
FX Contract	Cash flow	$5,591	Apr 2016	Dec 2016	0.0565	$(251)	Accrued Expenses
Self-Insured Medical Plan – The Company self-funds the medical insurance coverage provided to its U.S. based employees. The Company has specific stop loss coverage for claims incurred during 2016 exceeding $250 thousand per associate for legacy Greatbatch and exceeding $275 thousand per associate for legacy Lake Region Medical with no annual maximum aggregate stop loss coverage. As of July 1, 2016 and January 1, 2016, the Company had $3.5 million and $4.0 million accrued related to its self-insurance of its medical plans, respectively. This accrual is recorded in Accrued Expenses in the Condensed Consolidated Balance Sheets and is primarily based upon claim history.
Self-Insured Workers’ Compensation Trust – Prior to 2011, the Company was a member of a group self-insurance trust that provided workers’ compensation benefits to employees of the Company in Western New York (the “Trust”). Prior to being acquired by Integer, Lake Region Medical self-insured the workers’ compensation benefits provided to its employees. As of July 1, 2016, the Company utilized a traditional insurance provider for workers’ compensation coverage for all associates. During 2015, the Company received an additional assessment from the Trust of $0.9 million. As of July 1, 2016 and January 1, 2016, the Company had $2.3 million and $3.9 million accrued for workers’ compensation claims, respectively. This accrual is recorded in Accrued Expenses in the Condensed Consolidated Balance Sheets and is primarily based upon claim history and assessments received.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

12.	EARNINGS (LOSS) PER SHARE (“EPS”)
The following table illustrates the calculation of basic and diluted EPS (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Numerator for basic and diluted EPS:
Net income (loss)	$(770)	$9,283	$(13,430)	$17,291
Denominator for basic EPS:
Weighted average shares outstanding	30,767	25,473	30,743	25,369
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units	—	840	—	895
Denominator for diluted EPS	30,767	26,313	30,743	26,264
Basic EPS	$(0.03)	$0.36	$(0.44)	$0.68
Diluted EPS	$(0.03)	$0.35	$(0.44)	$0.66
The diluted weighted average share calculations do not include the following securities, which are not dilutive to the EPS calculations or the performance criteria have not been met (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Time-vested stock options, restricted stock and restricted stock units	1,916	276	1,916	297
Performance-vested restricted stock units	417	60	417	56

13.	ACCUMULATED OTHER COMPREHENSIVE INCOME
Accumulated Other Comprehensive Income is comprised of the following (in thousands):

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total Pre-Tax Amount	Tax	Net-of-Tax Amount
At April 1, 2016	$(1,179)	$(1,827)	$22,369	$19,363	$1,134	$20,497
Unrealized loss on cash flow hedges	—	(2,687)	—	(2,687)	940	(1,747)
Realized loss on foreign currency hedges	—	768	—	768	(268)	500
Foreign currency translation loss	—	—	(9,701)	(9,701)	—	(9,701)
At July 1, 2016	$(1,179)	$(3,746)	$12,668	$7,743	$1,806	$9,549

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total Pre-Tax Amount	Tax	Net-of-Tax Amount
At January 1, 2016	$(1,179)	$(2,392)	$3,609	$38	$1,332	$1,370
Unrealized loss on cash flow hedges	—	(2,741)	—	(2,741)	959	(1,782)
Realized loss on foreign currency hedges	—	1,387	—	1,387	(485)	902
Foreign currency translation gain	—	—	9,059	9,059	—	9,059
At July 1, 2016	$(1,179)	$(3,746)	$12,668	$7,743	$1,806	$9,549

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

13.	ACCUMULATED OTHER COMPREHENSIVE INCOME (Continued)

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total Pre-Tax Amount	Tax	Net-of-Tax Amount
At April 3, 2015	$(1,181)	$(3,480)	$9,625	$4,964	$1,734	$6,698
Unrealized loss on cash flow hedges	—	(840)	—	(840)	295	(545)
Realized loss on foreign currency hedges	—	420	—	420	(147)	273
Realized loss on interest rate swap hedges	—	281	—	281	(98)	183
Foreign currency translation gain	—	—	214	214	—	214
At July 3, 2015	$(1,181)	$(3,619)	$9,839	$5,039	$1,784	$6,823

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total Pre-Tax Amount	Tax	Net-of-Tax Amount
At January 2, 2015	$(1,181)	$(2,558)	$11,450	$7,711	$1,412	$9,123
Unrealized loss on cash flow hedges	—	(2,187)	—	(2,187)	766	(1,421)
Realized loss on foreign currency hedges	—	664	—	664	(232)	432
Realized loss on interest rate swap hedges	—	462	—	462	(162)	300
Foreign currency translation loss	—	—	(1,611)	(1,611)	—	(1,611)
At July 3, 2015	$(1,181)	$(3,619)	$9,839	$5,039	$1,784	$6,823
The realized loss relating to the Company’s foreign currency and interest rate swap hedges were reclassified from Accumulated Other Comprehensive Income and included in Cost of Sales and Interest Expense, Net, respectively, in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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
Foreign Currency Contracts – The fair value of foreign currency contracts were determined through the use of cash flow models that utilize observable market data inputs to estimate fair value. These observable market data inputs included foreign exchange rate and credit spread curves. In addition, the Company received fair value estimates from the foreign currency contract counterparty to verify the reasonableness of the Company’s estimates. The Company’s foreign currency contracts are categorized in Level 2 of the fair value hierarchy. The fair value of the Company’s foreign currency contracts will be realized as Cost of Sales as the inventory, which the contracts are hedging the cash flows to produce, is sold, of which approximately $1.9 million is expected to be realized within the next twelve months.
Interest Rate Swap – The fair value of the Company’s interest rate swap outstanding at July 1, 2016 was determined through the use of a cash flow model that utilizes observable market data inputs. These observable market data inputs include LIBOR, swap rates, and credit spread curves. In addition, the Company received a fair value estimate from the interest rate swap counterparty to verify the reasonableness of the Company’s estimate. This fair value calculation was categorized in Level 2 of the fair value hierarchy. The fair value of the Company’s interest rate swap will be realized as Interest Expense as interest on the TLA Facility is accrued.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

14.	FAIR VALUE MEASUREMENTS (Continued)
The following table provides information regarding assets and liabilities recorded at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
	At July 1,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2016	(Level 1)	(Level 2)	(Level 3)
Liabilities
Foreign currency contracts (Note 11)	$885	$—	$885	$—
Interest rate swap (Note 6)	$1,819	$—	$1,819	$—
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
Potential recoverability is measured by comparing the carrying amount of the asset or asset group to its related total future undiscounted cash flows. If the carrying value is not recoverable, the asset or asset group is considered to be impaired. Impairment is measured by comparing the asset or asset group’s carrying amount to its fair value. When it is determined that useful lives are shorter than originally estimated, and no impairment is present, the rate of depreciation is accelerated in order to fully depreciate the assets over their new shorter useful lives. The Company did not record any impairment charges related to its long-lived assets during the first six months of 2016 or 2015.
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

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

14.	FAIR VALUE MEASUREMENTS (Continued)
Other indefinite lived intangible assets are assessed for impairment on the last day of each fiscal year, or more frequently if certain events occur as described above, by comparing the fair value of the intangible asset to its carrying value. The fair value is determined by using the income approach.
The Company did not record any impairment charges related to its indefinite-lived intangible assets, including goodwill, during the first six months of 2016 or 2015, respectively. See Note 5 “Intangible Assets” for additional information on the Company’s intangible assets.
Cost and Equity Method Investments – The Company holds investments in equity and other securities that are accounted for as either cost or equity method investments, which are classified as Other Assets on the Condensed Consolidated Balance Sheets. The total carrying value of these investments is reviewed quarterly for changes in circumstance or the occurrence of events that suggest the Company’s investment may not be recoverable. The fair value of cost or equity method investments is not adjusted if there are no identified events or changes in circumstances that may have a material effect on the fair value of the investments. Gains and losses realized on cost and equity method investments are recorded in Other Expense (Income), Net, unless separately stated. The aggregate recorded amount of cost and equity method investments at July 1, 2016 and January 1, 2016 was $24.7 million and $20.6 million, respectively. The Company’s equity method investment is in a Chinese venture capital fund focused on investing in life sciences companies. This fund accounts for its investments at fair value with the unrealized change in fair value of these investments recorded as income or loss to the fund in the period of change. As of July 1, 2016, the Company owned 6.9% of this fund.
During the six month periods ended July 1, 2016 and July 3, 2015, the Company did not recognize any impairment charges related to its cost method investments. The fair value of these investments is determined by reference to recent sales data of similar shares to independent parties in an inactive market. This fair value calculation is categorized in Level 2 of the fair value hierarchy. During the six month periods ended July 1, 2016 and July 3, 2015, the Company recognized a net gain on cost and equity method investments of $1.2 million and $0.5 million, respectively.

15.	BUSINESS SEGMENT, GEOGRAPHIC AND CONCENTRATION RISK INFORMATION
As a result of the acquisition of Lake Region Medical, the Company now has three reportable segments: Greatbatch Medical, QiG and Lake Region Medical. During the first quarter of 2016, the Company completed the Spin-off of a portion of its QiG segment. See Note 2 “Divestiture and Acquisition” for further description of these transactions. As a result of the Lake Region Medical acquisition and the Spin-off, the Company is re-evaluating its internal financial reporting structure, which may change its product line and segment reporting in the future. This process is expected to be finalized in 2016.
Greatbatch Medical designs and manufactures medical devices and components where Integer either owns the intellectual property or has unique manufacturing and assembly expertise. Greatbatch Medical provides medical devices and components to the cardiac, neuromodulation, orthopedics, portable medical, vascular and energy markets among others. Greatbatch Medical also offers value-added assembly and design engineering services for medical devices that utilize its component products.
The QiG segment focuses on the design and development of complete medical device systems and components. The medical devices QiG designs and develops are full product solutions that utilize the medical technology expertise and capabilities residing within Greatbatch Medical and Lake Region Medical. QiG revenue consists primarily of sales of various medical device products such as implantable pulse generators, programmer systems, battery chargers, patient wands and leads to medical device companies. Once the medical devices developed by QiG reach significant production levels, the responsibility for manufacturing these products may be transferred to Greatbatch Medical.
Lake Region Medical has operated as a segment for Integer since it was acquired during the fourth quarter of 2015. This segment specializes in the design, development, and manufacturing of products across the medical component and device spectrum, primarily serving the cardio, vascular and advanced surgical markets. Lake Region Medical offers fully integrated outsourced manufacturing, regulatory and engineering services, contract manufacturing, finished device assembly services, original device development, and supply chain management.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

15.	BUSINESS SEGMENT, GEOGRAPHIC AND CONCENTRATION RISK INFORMATION (Continued)
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

•
Electrochem: Includes the legacy Greatbatch Energy, Military and Environmental product line sales. Products include primary (lithium) cells, and primary and secondary battery packs for demanding applications such as down hole drilling tools.

An analysis and reconciliation of the Company’s business segments, product lines and geographic information to the respective information in the Condensed Consolidated Financial Statements follows. Sales by geographic area are presented by allocating sales from external customers based on where the products are shipped (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Product line sales:
Advanced Surgical, Orthopedics, and Portable Medical	$104,317	$53,181	$195,646	$105,819
Cardio and Vascular	144,219	12,907	277,869	23,263
Cardiac/Neuromodulation	91,623	92,257	188,698	172,873
Electrochem	9,819	16,545	21,491	34,255
Elimination of interproduct line sales	(1,596)	—	(3,084)	—
Total sales	348,382	174,890	$680,620	$336,210

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

15.	BUSINESS SEGMENT, GEOGRAPHIC AND CONCENTRATION RISK INFORMATION (Continued)

	Three Months Ended		Six Months Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Business segment sales:
Greatbatch Medical	$141,167	$172,786	$272,773	$329,763
QiG	2,747	2,741	6,121	7,788
Lake Region Medical	204,934	—	403,209	—
Elimination of intersegment sales(a)	(466)	(637)	(1,483)	(1,341)
Total sales	348,382	174,890	$680,620	$336,210

(a) Greatbatch Medical sales include approximately $0.1 million and $0.3 million of intersegment sales for the three and six months ended July 1, 2016, respectively. Lake Region Medical sales include approximately $0.3 million $1.0 million of intersegment sales for the three and six months ended July 1, 2016, respectively. Intersegment sales for the three and six months periods of 2015 are included in the Greatbatch Medical segment.

	Three Months Ended		Six Months Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Segment income (loss) from operations:
Greatbatch Medical	$14,564	$28,914	$25,579	$50,667
QiG	(700)	(7,002)	(5,909)	(12,452)
Lake Region Medical	27,356	—	48,555	—
Total segment income from operations	41,220	21,912	68,225	38,215
Unallocated operating expenses	(11,951)	(8,878)	(27,822)	(15,792)
Operating income	29,269	13,034	40,403	22,423
Unallocated expenses, net	(28,582)	(1,099)	(52,478)	(668)
Income (loss) before provision for income taxes	$687	$11,935	$(12,075)	$21,755

	Three Months Ended		Six Months Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Sales by geographic area:
United States	$204,090	$75,041	$406,213	$145,557
Non-Domestic locations:
Puerto Rico	39,344	37,415	78,472	71,431
Belgium	20,491	16,018	38,657	33,385
Rest of world	84,457	46,416	157,278	85,837
Total sales	$348,382	$174,890	$680,620	$336,210
Three customers accounted for a significant portion of the Company’s sales as follows:

	Three Months Ended		Six Months Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Customer A	17%	20%	18%	21%
Customer B	15%	18%	15%	18%
Customer C	13%	12%	13%	13%
Total	45%	50%	46%	52%

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

15.	BUSINESS SEGMENT, GEOGRAPHIC AND CONCENTRATION RISK INFORMATION (Continued)
Long-lived tangible assets by geographic area are as follows (in thousands):

	As of
	July 1, 2016	January 1, 2016
United States	$265,208	$264,556
Rest of world	118,021	114,936
Total	$383,229	$379,492

16.	IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments,” which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. This update requires acquiring companies to recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. The guidance in this ASU became effective for the Company on January 2, 2016. See Note 2 “Divestiture and Acquisition” for further description of the measurement-period adjustments made and the Company’s acquisition.
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
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which amends the guidance on reporting credit losses for assets held at amortized cost and available-for-sale debt securities. For assets held at amortized cost, the ASU eliminates the probable initial recognition threshold and requires an entity to reflect a current estimate of all expected credit losses, such that the net amount expected to be collected is presented. For available-for-sale debt securities, the ASU requires credit losses to be presented as an allowance versus a write-down. These amendments are effective for the Company in annual and interim reporting periods beginning after December 15, 2019, with early adoption permitted in annual and interim reporting periods beginning after December 15, 2018. The Company is currently evaluating the impact that the adoption of this ASU will have on its Condensed Consolidated Financial Statements.
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

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

16.	IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS (Continued)
In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” This ASU requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; requires entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset; and requires entities to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option. This ASU is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption of the own credit provision is permitted. The Company is currently evaluating the impact that the adoption of this ASU will have on its Condensed Consolidated Financial Statements.
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
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” The core principle behind ASU No. 2014-09 is that an entity should recognize revenue in an amount that reflects the consideration to which the entity expects to be entitled in exchange for delivering goods and services. In August 2015, the FASB approved a one year deferral to the effective date to be adopted by all public companies for annual reporting periods beginning after December 15, 2017, with earlier application permitted as of annual reporting periods beginning after December 15, 2016. In March, April and May of 2016, respectively, the FASB issued ASU No. 2016-08, which clarifies the implementation guidance on principal versus agent considerations, ASU No. 2016-10, which clarifies the implementation guidance on identifying performance obligations and licensing and ASU No. 2016-12, which provides improvements to the guidance on collectability, non-cash consideration, and completed contracts at transition, a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. These amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company is currently assessing the financial impact of adopting these ASU’s and the methods of adoption; however, given the scope of the new standard, the Company is currently unable to provide a reasonable estimate regarding the financial impact or which method of adoption will be elected.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q should be read in conjunction with the disclosures included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2016. In addition, please read this section in conjunction with our Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements contained herein.
Forward-Looking Statements
Some of the statements contained in this report and other written and oral statements made from time to time by us and our representatives are not statements of historical or current fact. As such, they are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations, and these statements are subject to known and unknown risks, uncertainties and assumptions. Forward-looking statements include statements relating to:

•	future sales, expenses and profitability;

•	future development and expected growth of our business and industry;

•	our ability to execute our business model and our business strategy;

•	our ability to identify trends within our industries and to offer products and services that meet the changing needs of those markets;

•	our ability to remain in compliance with our debt covenants; and

•	projected capital expenditures.
You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or “variations” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially from those stated or implied by these forward-looking statements. In evaluating these statements and our prospects, you should carefully consider the factors set forth below. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary factors and to others contained throughout this report. Except as required by applicable law, we are under no duty to update any of the forward-looking statements after the date of this report or to conform these statements to actual results.
It is not possible to create a comprehensive list of all factors that may cause actual results to differ from the results expressed or implied by our forward-looking statements or that may affect our future results. Some of these factors include the following: our high level of indebtedness following the acquisition of Lake Region Medical, our inability to pay principal and interest on this high level of outstanding indebtedness, and the risk that this high level of indebtedness limits our ability to invest in our business and overall financial flexibility; our dependence upon a limited number of customers; customer ordering patterns; product obsolescence; our inability to market current or future products; pricing pressure from customers; our ability to timely and successfully implement cost and capital reduction, synergy, and plant consolidation initiatives; our reliance on third party suppliers for raw materials, products and subcomponents; fluctuating operating results; our inability to maintain high quality standards for our products; challenges to our intellectual property rights; product liability claims; product field actions or recalls; our inability to successfully consummate and integrate acquisitions, including the acquisition of Lake Region Medical, and to realize synergies and benefits from these acquisitions and to operate these acquired businesses in accordance with expectations; our unsuccessful expansion into new markets; our failure to develop new products including system and device products; the timing, progress and ultimate success of pending regulatory actions and approvals; our inability to obtain licenses to key technology; regulatory changes, including Health Care Reform, or consolidation in the healthcare industry; global economic factors including currency exchange rates and interest rates; the resolution of various legal and environmental actions brought against the Company; and other risks and uncertainties that arise from time to time and are described in Item 1A “Risk Factors” of our Annual Report on Form 10-K and in other periodic filings with the SEC. Except as required by applicable law, the Company assumes no obligation to update forward-looking statements in this report whether to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results, financial conditions or prospects, or otherwise.

Our Business
Integer Holdings Corporation (NYSE: ITGR) is one of the largest medical device outsource (“MDO”) manufacturers in the world serving the cardiac, neuromodulation, orthopedics, vascular, advanced surgical and power solutions markets. We provide innovative, high quality medical technologies that enhance the lives of patients worldwide. During the fourth quarter of 2015, we acquired all of the outstanding common stock of Lake Region Medical Holdings, Inc. (“Lake Region Medical”). As a result, we now have three reportable segments: Greatbatch Medical, QiG Group (“QiG”), and Lake Region Medical. In March 2016, we spun-off of a portion of our QiG segment (the “Spin-off”), which is now an independent publicly traded company known as Nuvectra Corporation (“Nuvectra”). As a result of the Lake Region Medical acquisition and the Spin-off, we are in the process of re-evaluating our internal financial reporting structure, which may change our product line and segment reporting in the future. This process is expected to be finalized in 2016. See Note 2 “Divestiture and Acquisition” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for further description of these transactions and Note 15 “Business Segment, Geographic and Concentration Risk Information” for further information on our product lines and business segments.
Effective June 30, 2016, we changed our name from Greatbatch, Inc. (“Greatbatch”) to Integer Holdings Corporation. The new name represents the union of the Greatbatch Medical, Lake Region Medical and Electrochem brands. Integer, as in whole or complete, signifies our more comprehensive products and service offerings, and a new dimension in our combined capabilities. When used in this report, the terms “Integer,” “we,” “us,” “our” and the “Company” mean Integer Holdings Corporation and its subsidiaries.
The Greatbatch Medical segment designs and manufactures products where we either own the intellectual property or have unique manufacturing and assembly expertise. These products include medical devices and components for the cardiac, neuromodulation, orthopedics, portable medical, vascular and energy markets among others. The Greatbatch Medical segment also offers value-added assembly and design engineering services for medical devices that utilize its component products.
The QiG segment focuses on the design and development of complete medical device systems and components. QiG seeks to assist customers in accelerating the velocity of innovation while delivering an optimized supply chain and critical cost efficiencies. The medical devices QiG designs and develops are full product solutions that utilize the medical technology expertise and capabilities residing within Greatbatch Medical and Lake Region Medical. QiG revenue consists primarily of sales of various medical device products such as implantable pulse generators, programmer systems, battery chargers, patient wands and leads to medical device companies. Once the medical devices developed by QiG reaches significant production levels, the responsibility for manufacturing these products may be transferred to Greatbatch Medical.
The Lake Region Medical segment specializes in the design, development, and manufacturing of products across the medical component and device spectrum, primarily serving the cardio, vascular and advanced surgical markets. Lake Region Medical offers fully integrated outsourced manufacturing, regulatory and engineering services, contract manufacturing, finished device assembly services, original device development, and supply chain management.
Our Acquisitions
On October 27, 2015, we acquired all of the outstanding common stock of Lake Region Medical, headquartered in Wilmington, MA. Lake Region Medical is a manufacturer of interventional and diagnostic wire-formed medical devices and components specializing in minimally invasive devices for cardiovascular, endovascular, and neurovascular applications. This acquisition has added scale and diversity to enhance customer access and experience by providing a comprehensive portfolio of technologies. The operating results of Lake Region Medical are included in our Lake Region Medical segment from the date of acquisition. The aggregate purchase price of Lake Region Medical including debt assumed was $1.77 billion, which was funded primarily through a new senior secured credit facility and the issuance of senior notes. Total assets acquired from Lake Region Medical were $2.1 billion. Total liabilities assumed from Lake Region Medical were $1.3 billion. For the first six months of 2016, Lake Region Medical added approximately $403.2 million to our revenue and decreased our net loss by approximately $16.5 million.
With the acquisition of Lake Region Medical, two of our main strategic priorities over the next three years will be the integration of both legacy companies, and the paying down our outstanding debt.

As previously mentioned, we expect to finalize the process of re-evaluating our internal financial reporting structure during 2016. As a result of this process, we may change our product line and/or segment reporting. If we change our segment reporting, we will assess goodwill for impairment and re-allocate our goodwill to the new reporting units based on their relative fair value at that time. While the results of our annual impairment reviews have historically not indicated impairment, impairment reviews are highly dependent on management’s projections of our future operating results and cash flows, discount rates based on the Company’s weighted average cost of capital, the Company’s stock price, revenue and adjusted EBITDA multiples, and appropriate benchmark peer companies. Assumptions used in determining future operating results and cash flows include current and expected market conditions, and future sales and earnings forecasts, including future operating efficiencies included in our projections. Subsequent changes in these assumptions and estimates could result in future impairment. Any impairment charges that we record in the future could negatively impact our results of operations and financial condition. A detailed discussion of our impairment testing is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Our Critical Accounting Estimates” in our Annual Report on Form 10-K. Despite our lower than expected revenue and adjusted EBITDA, and reduction in our stock price during 2016, we believe that no impairment of goodwill or intangible assets was indicated for any of our reporting units as of July 1, 2016. This was based upon management’s evaluation, which took into consideration our current and expected results to date, current revenue and adjusted EBITDA multiples, and the significant amount of cushion that existed as of the last goodwill impairment analysis. However, there can be no assurances that our goodwill and/or intangible assets will not be impaired in future periods if future operating results and cash flows continue to deteriorate, are less than our projections, and/or we continue to have a sustained decrease in our stock price.
Our Customers
Our products are designed to provide reliable, long-lasting solutions that meet the evolving requirements and needs of our customers. The nature and extent of our selling relationships with each customer are different in terms of breadth of products purchased, purchased product volumes, length of contractual commitment, ordering patterns, inventory management, and selling prices.
Our Greatbatch Medical and Lake Region Medical customers include large multinational original equipment manufacturers (“OEMs”) and their subsidiaries, such as Abbott Labs, Biotronik, Boehringer Ingelheim, Boston Scientific, Cyberonics, Halliburton Company, Johnson & Johnson, Medtronic, Nevro Corp., Philips Healthcare, Smith & Nephew, Sorin Group, St. Jude Medical, Stryker, and Zimmer Biomet. For the six months ended July 1, 2016, Johnson & Johnson, Medtronic, and St. Jude Medical collectively accounted for 46% of our total sales. QiG customers include various early stage medical device companies.
Financial Overview
For the second quarter and first six months of 2016, sales increased $173.5 million, or 99%, and $344.4 million, or 102%, respectively, in comparison to the prior year periods. Included in these periods is $204.9 million and $403.2 million of sales from Lake Region Medical, respectively. Sales for the first six months of 2016 also include the impact of foreign currency exchange rate fluctuations, which reduced Greatbatch Medical sales by approximately $1 million in comparison to the prior year due to the strengthening dollar versus the Euro. Foreign currency exchange rate fluctuations did not materially impact Greatbatch Medical sales for the second quarter of 2016. Excluding the impact of these items, our organic constant currency sales decreased 18% and 17% for the second quarter and first half of 2016 in comparison to the prior year, respectively. These decreases were primarily due to 1) the reduction of shipments in a limited number of cardiac rhythm management (“CRM”) customer programs; 2) the decline in energy market-driven revenue; and 3) a decline due to contractual price reductions. These decreases were partially offset by growth in sales to our neuromodulation customers. Lake Region Medical revenues were consistent with the prior year. In comparison to the sequential first quarter of 2016, revenue increased 5% as the impact of CRM customer programs began to subside during the second quarter of 2016.

Use of Non-GAAP Financial Information
We prepare our condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Additionally, we consistently report and discuss in our earnings releases and investor presentations adjusted net income, adjusted earnings per diluted share, earnings before interest, taxes, depreciation, and amortization (“EBITDA”), adjusted EBITDA and organic constant currency sales growth rates. Adjusted net income and adjusted earnings per diluted share consist of GAAP amounts adjusted for the following to the extent occurring during the period: (i) acquisition-related charges, (ii) amortization of intangible assets, (iii) facility consolidation, optimization, manufacturing transfer and system integration charges, (iv) asset write-down and disposition charges, (v) charges in connection with corporate realignments or a reduction in force, (vi) certain litigation expenses, charges and gains, (vii) unusual or infrequently occurring items, (viii) gain/loss on cost and equity method investments, (ix) the income tax (benefit) related to these adjustments and (x) certain tax items related to the Federal research and development tax credit which are outside the normal benefit received for the period. Adjusted earnings per diluted share are calculated by dividing adjusted net income by diluted weighted average shares outstanding. Adjusted EBITDA consists of GAAP net income (loss) plus (i) the same adjustments as listed above except for items (ix), and (x), (ii) GAAP stock-based compensation, interest expense, and depreciation, (iii) GAAP provision (benefit) for income taxes and (iv) cash gains received from cost and equity method investments during the period. To calculate organic constant currency sales growth rates, which exclude the impact of changes in foreign currency exchange rates, as well as the impact of any acquisitions or divestitures of product lines on sales growth rates, we convert current period sales from local currency to U.S. dollars using the previous periods’ foreign currency exchange rates and exclude the amount of sales acquired/divested during the period from the current/previous period amounts, respectively. We believe that the presentation of adjusted net income, adjusted diluted earnings per share, EBITDA, adjusted EBITDA, and organic constant currency sales growth rates provides important supplemental information to management and investors seeking to understand the financial and business trends relating to our financial condition and results of operations. Additionally, incentive compensation targets for our executives and associates are based upon these adjusted measures.
A reconciliation of GAAP net income (loss) and diluted earnings (loss) per share (“EPS”) to adjusted amounts is as follows (in thousands, except per share amounts):

	Three Months Ended
	July 1, 2016			July 3, 2015
(in thousands except per share amounts)	Pre-Tax	Net Income	Per Diluted Share	Pre-Tax	Net Income	Per Diluted Share
Income (loss) and diluted EPS as reported (GAAP)	$687	$(770)	$(0.03)	$11,935	$9,283	$0.35
Adjustments:
Amortization of intangibles(a)	9,514	6,732	0.22	3,378	2,359	0.09
IP related litigation (SG&A)(a)(b)	285	185	0.01	1,459	948	0.04
Consolidation and optimization expenses (OOE)(a)(c)	7,376	5,975	0.19	6,569	5,361	0.20
Acquisition and integration expenses (OOE)(a)(d)	7,859	5,145	0.16	98	70	—
Asset dispositions, severance and other (OOE)(a)(e)	259	197	0.01	1,083	698	0.03
Loss (gain) on cost and equity method investments, net (other expense (income), net)(a)	124	81	—	(42)	(27)	—
R&D Tax Credit(f)	—	—	—	—	400	0.02
Taxes(a)	(8,559)	—	—	(5,388)	—	—
Adjusted net income and diluted EPS (Non-GAAP)(g)	$17,545	$17,545	$0.56	$19,092	$19,092	$0.73
Adjusted effective tax rate/diluted weighted average shares (a)(h)	32.8%	31,228		22.0%	26,313

	Six Months Ended
	July 1, 2016			July 3, 2015
(in thousands except per share amounts)	Pre-Tax	Net Income	Per Diluted Share	Pre-Tax	Net Income	Per Diluted Share
Income (loss) and diluted EPS as reported (GAAP)	$(12,075)	$(13,430)	$(0.44)	$21,755	$17,291	$0.66
Adjustments:
Amortization of intangibles(a)	18,978	13,423	0.43	6,765	4,725	0.18
IP related litigation (SG&A)(a)(b)	2,192	1,425	0.05	2,159	1,403	0.05
Consolidation and optimization expenses (OOE)(a)(c)	14,025	11,289	0.36	13,729	10,899	0.41
Acquisition and integration expenses (OOE)(a)(d)	17,824	11,656	0.37	164	116	—
Asset dispositions, severance and other (OOE)(a)(e)	4,785	4,423	0.14	1,712	1,132	0.04
Gain on cost and equity method investments, net (other expense (income), net)(a)	(1,177)	(765)	(0.02)	(540)	(351)	(0.01)
R&D Tax Credit(f)	—	—	—	—	800	0.03
Taxes(a)	(16,531)	—	—	(9,729)	—	—
Adjusted net income and diluted EPS (Non-GAAP)(g)	$28,021	$28,021	$0.90	$36,015	$36,015	$1.37
Adjusted effective tax rate/diluted weighted average shares (a)(h)	37.1%	31,257		21.3%	26,264

(a)
The difference between pre-tax and net income amounts is the estimated tax impact related to the respective adjustment. Net income amounts are computed using a 35% U.S., Mexico, Germany and France statutory tax rate, a 0% Swiss tax rate, a 20% Netherlands statutory tax rate, a 25% Uruguay statutory tax rate, and a 12.5% Ireland statutory tax rate. Expenses that are not deductible for tax purposes (i.e. permanent tax differences) are added back at 100%.

(b)
In 2013, we filed suit against AVX Corporation alleging they were infringing our intellectual property. Given the complexity and significant costs incurred pursuing this litigation, we are excluding these litigation expenses from adjusted amounts. This matter proceeded to trial during the first quarter of 2016 and a federal jury awarded the Company $37.5 million in damages. To date, no gains have been recognized in connection with this litigation.

(c)
During 2016 and 2015, we incurred costs primarily related to the transfer of our Beaverton, OR, portable medical and Plymouth, MN, vascular manufacturing operations to Tijuana, Mexico. Additionally, with the acquisition of Lake Region Medical, 2016 costs also include expenses incurred in connection with the closure of Lake Region Medical’s Arvada, CO, site and the consolidation of its two Galway, Ireland sites, which was initiated by Lake Region Medical in 2014.

(d)
During 2016, we incurred acquisition and integration costs related to the acquisition of Lake Region Medical, which was acquired in October 2015. During 2015, we incurred costs related to the integration of CCC Medical Devices, which was acquired in August 2014.

(e)	Costs primarily include legal and professional fees incurred in connection with the Spin-off, which was completed in March 2016.

(f)
The 2015 Federal R&D tax credit was enacted during the fourth quarter of 2015 and has been permanently reinstated. Amounts assume that the tax credit was effective at the beginning of the year for 2015.

(g)	The per share data in this table has been rounded to the nearest $0.01 and therefore may not sum to the total.

(h)
The three and six-month 2016 adjusted diluted weighted average shares include 461,000 and 514,000 shares, respectively, related to outstanding equity awards that were not dilutive for GAAP diluted EPS purposes.

GAAP diluted EPS for the second quarter and first six months of 2016 was a loss of $0.03 and $0.44 per share, respectively, compared to income of $0.35 and $0.66 per share, respectively for the comparable 2015 periods. Adjusted diluted EPS of $0.56 and $0.90 per share for the second quarter and first six months of 2016, respectively, decreased 23% and 34%, respectively, in comparison to the prior year periods. These results are primarily due to the following:

•	The organic constant currency decline in sales as discussed above;

•
A $26.7 million and $53.2 million increase in interest expense for the quarter and six month comparisons, respectively, due to the debt incurred in connection with the Lake Region Medical acquisition in October 2015;

•	The additional 5 million shares issued in connection with the Lake Region Medical acquisition;

•
The decrease in GAAP diluted EPS for the second quarter and six month periods was also attributable to $15.8 million and $38.8 million, respectively, of consolidation, IP related litigation, acquisition, integration and Spin-off related expenses compared to $9.2 million and $17.8 million, respectively, for the comparable 2015 periods. These costs are included in GAAP results, but are excluded from adjusted amounts; and

•
The decrease in GAAP and adjusted diluted EPS for the second quarter and six month periods was partially offset by 1) $27.4 million and $48.6 million, respectively, of operating income added from Lake Region Medical; 2) approximately $8 million and $13 million, respectively, of synergies realized in connection with the Lake Region Medical acquisition; and 3) approximately $6 million of lower costs (primarily RD&E and SG&A) for the quarter and six month periods as a result of the Spin-off in March 2016.

A reconciliation of net income (loss) as reported (GAAP) to EBITDA and adjusted EBITDA is as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	July 1,	July 3,	July 1,	July 3,
(dollars in thousands)	2016	2015	2016	2015
Net income (loss) as reported (GAAP)	$(770)	$9,283	$(13,430)	$17,291

Interest expense	27,908	1,206	55,525	2,326
Provision for income taxes	1,457	2,652	1,355	4,464
Depreciation	13,121	5,638	26,070	11,429
Amortization	9,514	3,378	18,978	6,765
EBITDA (Non-GAAP)	51,230	22,157	88,498	42,275

IP related litigation	285	1,459	2,192	2,159
Stock-based compensation expense	1,794	3,719	3,823	5,972
Consolidation and optimization expenses	7,376	6,569	14,025	13,729
Acquisition and integration expenses	7,859	98	17,824	164
Asset dispositions, severance and other	259	1,083	4,785	1,712
Noncash (gain) loss on cost and equity method investments	124	(42)	(515)	(540)
Adjusted EBITDA (Non-GAAP)	$68,927	$35,043	$130,632	$65,471
Adjusted EBITDA as a % of sales (Non-GAAP)	19.8%	20.0%	19.2%	19.5%
The primary driver behind the increases in adjusted EBITDA for the second quarter and first six months of 2016 versus the comparable 2015 periods was approximately $45 million and $88 million, respectively, of adjusted EBITDA added from Lake Region Medical partially offset by lower sales and gross profit from legacy Greatbatch Medical during the same periods as discussed above. Additionally, the Spin-off of Nuvectra accounted for approximately $6 million of the increase in our EBITDA and adjusted EBITDA for the second quarter and six month periods.

As of July 1, 2016, we were in full compliance with the financial and restrictive covenants in our debt agreements. However, a significant increase in the LIBOR interest rate (i.e. above 1%) and/or a continued decline in our operating performance, and in particular our sales and/or adjusted EBITDA, could result in our inability to meet our financial covenants and, if a waiver or amendment could not be obtained from our lenders, lead to an event of default. An event of default under our debt agreements can result in the acceleration of our indebtedness. As a result, management believes that compliance with these covenants is material to us. See the “Liquidity and Capital Resources” section of this Item for further discussion on our debt covenants and liquidity.
Financial Guidance
Our current full-year 2016 guidance is as follows (in millions, except for per share amounts):

	GAAP		Adjusted Comparable Basis
	High	Low	High	Low
Revenue	$1,396	$1,376	$1,395	$1,375
Net Income	$13	$9	$86	$82
Earnings per Diluted Share	$0.42	$0.27	$2.75	$2.60
EBITDA	NA	NA	$305	$295
We expect sales for the remainder of 2016 to be in the range of $350 million to $360 million per quarter, essentially flat to last year and an increase of approximately 4% compared to the average quarterly sales for the first half of this year. For 2016, we expect to achieve approximately $30 million in synergies, which exceeds our $25 million annual synergies target. We expect to significantly exceed our $60 million annual run rate synergy target for 2018.
Comparable basis Adjusted Net Income and EPS for 2016 are expected to consist of GAAP Net Income and EPS, excluding items such as intangible amortization (approximately $40 million), IP related litigation costs, and consolidation, acquisition, integration, and asset disposition/write down charges totaling approximately $105 million. The after tax impact of these items are estimated to be approximately $70 million, or approximately $2.25 per diluted share. Additionally, our comparable basis revenue, adjusted effective tax rate, adjusted net income, adjusted EPS and adjusted EBITDA guidance excludes the results of Nuvectra prior to its Spin-off on March 14, 2016, of $1.2 million, a tax benefit of $1.4 million, a loss of $2.6 million, a loss of $0.08 per share, and $3.7 million of adjusted EBITDA, respectively.
With respect to our expectations under “Financial Guidance” above, for Adjusted Net Income, Adjusted Earnings per Diluted Share, and Adjusted EBITDA, except as described above, further reconciliations by line item to the closest corresponding GAAP financial measures are not available without unreasonable efforts on a forward-looking basis due to the high variability, complexity and visibility with respect to charges excluded from these non-GAAP financial measures.
Our CEO’s View
In summary, though we are not pleased with our performance over the past year, we believe the factors that have been plaguing our CRM and non-medical businesses are mitigating, and while it will take some time for these categories to recover in earnest, we believe this revenue base is stabilizing.
We continue to proactively implement various cost reduction plans to mitigate these top-line effects and continue to see progress from our integration activities. We are also focused on improving cash flow by implementing working capital actions and continuing to pay down our debt obligations.
It is important to note that we will not compromise our R&D programs. We are driving a pipeline of development opportunities in the Neurostimulation, Structural Heart, Neuro Vascular and Peripheral Vascular markets. This will drive future revenues over the longer run timeframe. We remain confident that we will successfully execute the growth plans we established and deliver against our vision to enhance the lives of patients worldwide by being our customers’ partner of choice for innovative medical technologies and services.

Product Development
Greatbatch Medical and Lake Region Medical
We believe our core business is well positioned because our OEM customers leverage our portfolio of intellectual property, and we continue to build a healthy pipeline of diverse medical technology opportunities. The combination with Lake Region Medical brings together two highly complementary organizations that we believe can provide a new level of industry leading capabilities and services to OEM customers while building value for stockholders. Through this transformative deal, we believe we are at the forefront of innovating technologies and products that help change the face of healthcare, providing our customers with a distinct advantage as they bring complete systems and solutions to market. In turn, our customers will be able to accelerate patient access to life enhancing therapies. We believe that the newly combined company will be able to offer a substantially more comprehensive portfolio of products and services to our customers utilizing the best technologies, providing a single point of support, and driving optimal outcomes. Additionally, by combining the capabilities of both Greatbatch Medical and Lake Region Medical, we now have a full suite of device-level competencies that allow us to innovate across our product categories. Some of the more significant product development opportunities Greatbatch Medical and Lake Region Medical are pursuing are as follows:

Product Line	Product Development Opportunities
Advanced Surgical, Orthopedics, and Portable Medical	Developing a portfolio of single use products and instruments for the orthopedics market.
Developing a portfolio of wireless products for the portable medical and orthopedic markets.

Cardio and Vascular	Developing a portfolio of catheter, wire-based, sensor and coating products for the cardio and vascular markets.

Cardiac/Neuromodulation	Developing next generation technology programs including the Gen 2 QHR battery, next generation filtered feedthroughs, high voltage capacitors and vertically integrated lead solutions.

Electrochem	Developing power solutions to advance performance and reliability of battery packs in critical environments.
QiG
Through QiG, we can develop or assist our customers in developing complete medical devices. After completion of the Spin-off, our design and development of complete medical device systems is being facilitated by our combined teams in Greatbatch Medical, Lake Region Medical, and Centro de Construcción de Cardioestimuladores del Uruguay (“CCC”). We are now able to more broadly partner with medical device companies, leveraging Greatbatch Medical’s and Lake Region’s core components discrete technology and design and manufacturing expertise, as well as the full device capabilities of CCC, which will enhance our medical device innovation efforts.

Cost Savings and Consolidation Efforts
In 2016 and 2015, we recorded charges in other operating expenses, net related to various cost savings and consolidation initiatives. These initiatives were undertaken to improve our operational efficiencies and profitability, the most significant of which are as follows (dollars in millions):

Initiative	Expected Expense	Expected Capital	Expected Benefit to Operating Income(a)	Expected Completion Date
2014 investments in capacity and capabilities	$42 - $48	$25 - $28	> $20	2016
Orthopedic facilities optimization	$45 - $48	$30 - $35	$15 - $20	2017
Legacy Lake Region Medical consolidations	$13 - $15	$3 - $4	$8 - $9	2016

(a)
Represents the annual benefit to our operating income expected to be realized from these initiatives through cost savings and/or increased capacity. These benefits will be phased in over time as the various initiatives are completed.

See Note 9 “Other Operating Expenses, Net” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for additional information about the timing, cash flow impact and amount of future expenditures for these initiatives. We continually evaluate our operating structure in order to maximize efficiencies and drive margin expansion. Future charges are expected to be incurred as a result of the consolidation and optimization of the combined Greatbatch Medical and Lake Region Medical businesses.
For 2016, we expect to achieve approximately $30 million in synergies, which exceeds our $25 million annual synergies target. We expect to significantly exceed our $60 million annual run rate synergy target for 2018. In order to achieve these synergies, we expect the investment necessary to be approximately $60 million to $75 million, which consists of $20 million to $25 million in capital expenditures and $40 million to $50 million of operating expenses, over a period of three years following completion of the acquisition.
Our Financial Results
We utilize a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31. For 52-week years, each quarter contains 13 weeks. The second quarter and first six months of 2016 and 2015 ended on July 1, and July 3, respectively, and each contained 13 weeks and 26 weeks, respectively.
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
We are currently in the process of re-evaluating our internal financial reporting structure, which may change our product line and segment reporting in the future. This process is expected to be finalized in 2016.

The following tables present certain selected financial information derived from our Condensed Consolidated Financial Statements for the periods presented (dollars in thousands, except per share):

	Three Months Ended
	July 1,	July 3,	Change
	2016	2015	$	%
Sales:
Advanced Surgical, Orthopedics, and Portable Medical	$104,317	$53,181	$51,136	96%
Cardio and Vascular	144,219	12,907	131,312	N/A
Cardiac/Neuromodulation	91,623	92,257	(634)	(1)%
Electrochem	9,819	16,545	(6,726)	(41)%
Elimination of interproduct line sales	(1,596)	—	(1,596)	N/A
Total Sales	348,382	174,890	173,492	99%
Cost of sales	252,351	116,939	135,412	116%
Gross profit	96,031	57,951	38,080	66%
Gross profit as a % of sales	27.6%	33.1%
Selling, general and administrative expenses (“SG&A”)	37,628	24,104	13,524	56%
SG&A as a % of sales	10.8%	13.8%
Research, development and engineering costs, net (“RD&E”)	13,640	13,063	577	4%
RD&E as a % of sales	3.9%	7.5%
Other operating expenses, net	15,494	7,750	7,744	100%
Operating income	29,269	13,034	16,235	125%
Operating margin	8.4%	7.5%
Interest expense, net	27,908	1,206	26,702	N/A
Other expense (income), net	674	(107)	781	N/A
Provision for income taxes	1,457	2,652	(1,195)	(45)%
Effective tax rate	N/A	22.2%
Net income (loss)	$(770)	$9,283	$(10,053)	(108)%
Net margin	(0.2)%	5.3%
Diluted earnings (loss) per share	$(0.03)	$0.35	$(0.38)	(109)%

	Six Months Ended
	July 1,	July 3,	Change
	2016	2015	$	%
Sales:
Advanced Surgical, Orthopedics, and Portable Medical	$195,646	$105,819	$89,827	85%
Cardio and Vascular	277,869	23,263	254,606	N/A
Cardiac/Neuromodulation	188,698	172,873	15,825	9%
Electrochem	21,491	34,255	(12,764)	(37)%
Elimination of interproduct line sales	(3,084)	—	(3,084)	N/A
Total Sales	680,620	336,210	344,410	102%
Cost of sales	493,121	225,861	267,260	118%
Gross profit	187,499	110,349	77,150	70%
Gross profit as a % of sales	27.5%	32.8%
SG&A	79,516	46,713	32,803	70%
SG&A as a % of sales	11.7%	13.9%
RD&E	30,946	25,608	5,338	21%
RD&E as a % of sales	4.5%	7.6%
Other operating expenses, net	36,634	15,605	21,029	135%
Operating income	40,403	22,423	17,980	80%
Operating margin	5.9%	6.7%
Interest expense, net	55,525	2,326	53,199	N/A
Other income, net	(3,047)	(1,658)	(1,389)	84%
Provision for income taxes	1,355	4,464	(3,109)	(70)%
Effective tax rate	(11.2)%	20.5%
Net income (loss)	$(13,430)	$17,291	$(30,721)	(178)%
Net margin	(2.0)%	5.1%
Diluted earnings (loss) per share	$(0.44)	$0.66	$(1.10)	(167)%
Product Line Sales Highlights
For the second quarter and first six months of 2016, Advanced Surgical, Orthopedics, and Portable Medical sales increased $51.1 million, or 96%, and $89.8 million, or 85%, respectively, versus the comparable 2015 periods. This increase was primarily attributable to the acquisition of Lake Region Medical, which added $56.4 million and $109.7 million of revenue to this product line, respectively. Foreign currency exchange rates had a negative $1 million impact on legacy Greatbatch Medical sales for this product line in comparison to the prior year six month period. Foreign currency exchange rate fluctuations did not materially impact legacy Greatbatch Medical sales for this product line for the second quarter of 2016. On an organic constant currency basis, second quarter and first six months of 2016 Advanced Surgical, Orthopedics, and Portable Medical sales decreased 10% and 18%, respectively, which was primarily due to portable medical customers building safety stock in the fourth quarter of 2015 in anticipation of our product line transfers, thus lowering orders in the first quarter of 2016, a backlog in sales to one specific Portable Medical customer, and price concessions made in return for long-term volume commitments. These factors began to subside during the second quarter of 2016 as Advanced Surgical, Orthopedics, and Portable Medical sales grew 14% in comparison to the sequential first quarter.
For the second quarter and first six months of 2016, Cardio and Vascular sales increased $131.3 million and $254.6 million, respectively, versus the comparable 2015 periods. This increase was primarily attributable to the acquisition of Lake Region Medical, which added $132.1 million and $258.0 million of revenue to this product line, respectively. Foreign currency exchange rates did not have a material impact on sales in comparison to the prior year. On an organic constant currency basis, second quarter and first six months of 2016 Cardio and Vascular sales decreased 6% and 14%, respectively, which was primarily due to specific customers’ working down their inventory levels. These factors began to subside during the second quarter of 2016 as Cardio and Vascular sales grew 8% in comparison to the sequential first quarter.

For the second quarter and first six months of 2016, Cardiac/Neuromodulation sales were consistent and increased $15.8 million, or 9% versus the comparable 2015 periods, respectively. The Lake Region Medical acquisition added $17.6 million and $37.4 million of revenue to this product line, respectively. Foreign currency exchange rates did not have a material impact on sales in comparison to the prior year. On an organic constant currency basis, second quarter and first six months of 2016 Cardiac/Neuromodulation sales decreased 19% and 12%, respectively. These decreases are primarily attributable to reduced shipments in a limited number of CRM customer programs, resulting in lower orders compared to the prior year, and contractual price reductions. These impacts were driven by both internal and external delays in product launches, customer clinical market share changes, customers lowering inventory levels, and order disruption due to acquisition-related influences in the medical technology markets. These factors were partially offset by growth in sales to neuromodulation customers. Additionally, we believe that CRM sales leveled in the second quarter as the impact from the discrete customer programs have lessened.
For the second quarter and first six months of 2016, Electrochem sales declined 41% and 37%, respectively, versus the comparable 2015 periods. Foreign currency exchange rates did not materially impact this product line during the quarter. These decreases were primarily due to the continued impact of the slowdown in the energy markets, which has caused customers to reduce drilling and exploration volumes. We expect the slowdown in the energy markets to have less of an impact in the second half of 2016, reflecting the reduced orders that occurred in the second half of 2015. Although we cannot determine when a recovery in the energy market will occur, many of our energy customers have publicly indicated that a slow recovery is on the horizon.

Gross Profit
Changes to gross profit as a percentage of sales (“Gross Margin”) from the prior year were due to the following:

	Change From Prior Year
	Three Months	Six Months
Impact of Lake Region Medical(a)	(2.4)%	(3.4)%
Production efficiencies, volume and mix(b)	(5.8)%	(3.4)%
Performance-based compensation(c)	1.9%	0.9%
Price(d)	(0.5)%	(0.4)%
Other	1.3%	1.0%
Total percentage point change to gross profit as a percentage of sales	(5.5)%	(5.3)%

(a)	Amount represents the impact to our Gross Margin related to Lake Region Medical, which was acquired in October 2015 and historically had lower Gross Margins than Greatbatch Medical.

(b)
Our Gross Margin for 2016 was negatively impacted by lower production volumes, as well as a higher mix of sales of lower margin products partially offset by production efficiencies gained as a result of our investments in capacity and capabilities.

(c)	Amount represents the change in performance-based compensation versus the prior year and is recorded based upon the actual results achieved.

(d)	Our Gross Margin for 2016 was negatively impacted by price concessions given to our larger OEM customers in return for long-term volume commitments.

SG&A Expenses
Changes to SG&A expenses from the prior year were due to the following (in thousands):

	Change From Prior Year
	Three Months	Six Months
Performance-based compensation(a)	$(1,027)	$(275)
Legal fees(b)	(1,543)	(581)
Nuvectra SG&A(c)	(2,058)	(2,363)
Impact of Lake Region Medical acquisition(d)	17,653	36,353
Other	499	(331)
Net increase in SG&A	$13,524	$32,803

(a)	Amounts represent the change in performance-based compensation versus the prior year period and is recorded based upon actual results achieved.

(b)
Amounts represent the change in legal costs compared to the prior year period and includes IP related defense costs, as well as other corporate initiatives. In 2013, we filed suit against one of our cardiac/neuromodulation competitors alleging they were infringing on our IP. In January 2016, a jury returned a verdict finding in favor of Integer and awarded us $37.5 million in damages. The finding is subject to post-trial proceedings, including a possible appeal by our competitor. We have not recorded any gains in connection with this litigation as no cash has been received. Costs associated with this litigation accounted for $1.2 million of the quarter over quarter decrease in SG&A expenses from 2015 to 2016 as the trial for this litigation concluded in the first quarter of 2016.

(c)	Amounts represent the decrease in SG&A costs attributable to Nuvectra, which was spun-off in March 2016.

(d)	Amounts represent the incremental SG&A expenses from Lake Region Medical, which was acquired in October 2015.

RD&E Expenses, Net
Net RD&E expenses are comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Research, development and engineering costs	$15,180	$15,273	$33,378	$29,103
Less: cost reimbursements	(1,540)	(2,210)	(2,432)	(3,495)
Total RD&E, net	$13,640	$13,063	$30,946	$25,608
Net RD&E expenses for the 2016 second quarter increased $0.6 million versus the comparable 2015 period as $3.3 million of additional RD&E expenses from Lake Region Medical and $0.7 million of lower customer cost reimbursements was offset by a $4.7 million decrease in RD&E as a result of the Spin-off. For the six months ended July 1, 2016, net RD&E expenses increased $5.3 million versus the comparable 2015 period primarily due to $6.2 million of net RD&E costs added from Lake Region Medical, as well as $1.1 million of lower customer cost reimbursements, which were partially offset by a $4.9 million decrease in RD&E as a result of the Spin-off. The remainder of the quarter over quarter and first six months increases were attributable to an increased level of research and development investments in order to support organic growth initiatives including development opportunities in the Neurostimulation, Structural Heart, Neuro Vascular and Peripheral Vascular markets, which is expected to generate future revenues over the longer-term.

Other Operating Expenses, Net
Other Operating Expenses, Net is comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
2014 investments in capacity and capabilities(a)	$5,126	$6,051	$9,279	$12,738
Orthopedic facilities optimization(a)	162	518	299	991
Legacy Lake Region Medical consolidations(a)	2,088	—	4,447	—
Acquisition and integration costs(b)	7,859	98	17,824	164
Asset dispositions, severance and other(c)	259	1,083	4,785	1,712
Total other operating expenses, net	$15,494	$7,750	$36,634	$15,605

(a)
Refer to “Cost Savings and Consolidation Efforts” section of this Item and Note 9 “Other Operating Expenses, Net” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for disclosures related to the timing and level of remaining expenditures for these initiatives.

(b)
During the second quarter and first six months of 2016, we incurred $0.4 million and $1.8 million, respectively in transaction costs related to the acquisition of Lake Region Medical, which primarily included professional and consulting fees. Additionally, during the second quarter and first six months of 2016, we incurred $7.2 million and $16.0 million, respectively, in Lake Region Medical integration costs, which primarily included change-in-control payments to former Lake Region Medical executives, as well as professional, consulting, severance, retention, relocation, and travel costs. Refer to Note 9 “Other Operating Expenses, Net” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for disclosures related to the timing and level of remaining expenditures for acquisition and integration costs.

(c)
During the first six months of 2016 and 2015, we incurred legal and professional costs in connection with the Spin-off of Nuvectra of $4.4 million ($0.08 million in the second quarter of 2016) and $1.5 million ($1.0 million in the second quarter of 2015), respectively. Refer to Note 2 “Divestiture and Acquisition” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for additional discussion on the Spin-off.

We continually evaluate our operating structure in order to maximize efficiencies and drive margin expansion. Other Operating Expenses, Net for 2016 are expected to be approximately $55 million to $65 million.
Interest Expense
Interest expense for the second quarter of 2016 was $27.9 million compared to $1.2 million for the second quarter of 2015. For the six months ended July 1, 2016, interest expense totaled $55.5 million compared to $2.3 million for the same period in 2015. These increases were primarily due to $1.76 billion of debt borrowed in connection with the Lake Region Medical acquisition and $55.0 million borrowed in connection with the Spin-off. See Note 6 “Debt” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for additional information pertaining to our debt.
Other Expense (Income), Net
Other Expense (Income), Net for the first six months of 2016 and 2015 includes income realized on our cost and equity method investments of $1.2 million ($0.1 million loss for the second quarter of 2016) and $0.5 million ($0.04 gain for the second quarter of 2015), respectively. As of July 1, 2016, we had $24.7 million of investments in equity and other cost method securities. The total carrying value of these investments is reviewed quarterly for changes in circumstance or the occurrence of events that suggest our investment may not be recoverable. These investments are in start-up research and development companies whose fair value is highly subjective in nature and could be subject to significant fluctuations in the future that could result in material gains or losses.
Other Expense (Income), Net includes the impact of foreign currency exchange rate gains (losses) on transactions denominated in foreign currencies. We recognized a loss of $0.6 million and a gain of $0.2 million on foreign currency exchange during the second quarter of 2016 and 2015, respectively. For the first six months of 2016 and 2015, we recognized foreign currency exchange gains of $1.8 million and $1.3 million, respectively. Going forward, we expect the impact of foreign currency exposures could be more significant to our consolidated results versus historical levels given the inclusion of Lake Region Medical’s foreign operations, which increased our exposure to foreign currencies, primarily the Euro, Mexican Peso and Malaysian Ringgit. See Item 3 “Quantitative and Qualitative Disclosures About Market Risk” of this report for disclosures related to our most significant foreign currency exposures.

Provision for Income Taxes
We recognized income tax expense of $1.5 million for the second quarter of 2016 on $0.7 million of pre-tax income compared to income tax expense of $2.7 million on $11.9 million of pre-tax income for the same period of 2015. The GAAP effective tax rate for the first six months of 2016 was (11.2%) on $12.1 million of losses before the provision for income taxes compared to 20.5% on $21.8 million of income before provision for income taxes for the same period of 2015. The GAAP effective tax rate for the first six months of 2016 includes the impact of a $1.3 million discrete tax charge related to non-deductible Lake Region Medical and Spin-off related expenses, which is added back for adjusted diluted EPS purposes. The three and six month periods of 2015 do not include the benefit of the Federal R&D tax credit which was enacted during the fourth quarter of 2015 and has been permanently reinstated.
Excluding the impact of the above items, our adjusted effective tax rate for the second quarter and first six months of 2016 was 32.8% and 37.1%, respectively, compared to 22.0% and 21.3%, respectively, for the 2015 second quarter and first six months of 2015. This increase is primarily attributable to the Company tax affecting its non-GAAP adjustments at the statutory rate, consistent with its adjusted diluted EPS methodology, but at the lower expected full-year effective tax rate for GAAP purposes as required. The impact from these differences is expected to reverse over the remaining two quarters of 2016 and our full year GAAP and comparable basis adjusted effective tax rate is expected to be 6% and 30%, respectively. Cash taxes are expected to be approximately $8 million for 2016.
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
In the first quarter of 2014, we initiated a voluntary field corrective action for all Standard Offset Cup Impactors after an internal review determined that the sterilization recommendation in the instructions for use for the product did not meet requirements for sterility assurance, which has the potential to result in surgical infection. We have validated two sterilization parameters that meet acceptable sterility assurance levels and provided them to affected customers. We have informed the FDA and other government agencies of this action, which impacts all Standard Offset Cup Impactors manufactured and distributed from 2004 to 2013. We have received three complaints possibly related to this issue, however no adverse events have been reported.
Future customer complaints or negative regulatory actions regarding this or any of our products could harm our operating results or financial condition.

Liquidity and Capital Resources

	As of
(Dollars in thousands)	July 1, 2016	January 1, 2016
Cash and cash equivalents	$36,590	$82,478
Working capital	$316,611	$360,764
Current ratio	2.46	2.69
The decrease in cash and cash equivalents, working capital, and current ratio from the end of 2015 was primarily due to the $76.3 million of cash spun-off with Nuvectra, which was funded with cash on hand as well as $55.0 million of borrowings on our revolving line of credit. Cash flows from operating activities for the first six months of 2016 were $33.8 million, and were negatively impacted by $37.2 million of consolidation, IP related litigation, acquisition, integration and Spin-off related expenses, which were predominately cash expenditures. During the first six months of 2016, we also invested $30.4 million in property, plant and equipment as well as repaid $14.5 million on our outstanding term loans. Of the $36.6 million of cash and cash equivalents on hand as of July 1, 2016, $24.6 million is being held at our foreign subsidiaries and is considered permanently reinvested.
Credit Facilities – As of July 1, 2016, we had senior secured credit facilities (the “Senior Secured Credit Facilities”) that consists of (i) a $200 million revolving credit facility (the “Revolving Credit Facility”), which had $55 million drawn as of July 1, 2016, (ii) a $366 million term loan A facility (the “TLA Facility”), and (iii) a $1,020 million term loan B facility (the “TLB Facility”). Additionally, as of July 1, 2016, we had $360 million aggregate principal amount of 9.125% senior notes due on November 1, 2023 (the “Senior Notes”) outstanding. The Revolving Credit Facility will mature on October 27, 2020, the TLA Facility will mature on October 27, 2021 and the TLB Facility will mature on October 27, 2022. The TLB facility was issued at a 1% discount. The Senior Secured Credit Facilities include mandatory prepayments customary for credit facilities of its nature.
The Revolving Credit Facility and TLA Facility contain financial covenants requiring (A) a maximum total net leverage ratio (as defined in the Senior Secured Credit Facilities) of 6.5:1.00, subject to step downs beginning in the fourth quarter of 2016 and (B) a minimum interest coverage ratio of adjusted EBITDA (as defined in the Senior Secured Credit Facilities) to interest expense of 3.00:1.00. As of July 1, 2016, our total net leverage ratio, calculated in accordance with our credit agreement, was approximately 5.66 to 1.00. For the twelve month period ended July 1, 2016, our ratio of adjusted EBITDA to interest expense, calculated in accordance with our credit agreement, was approximately 3.46 to 1.00. Failure to comply with these financial covenants would result in an event of default as defined under the Revolving Credit Facility and TLA Facility unless waived by the lenders. An event of default under the Revolving Credit Facility and TLA Facility can result in the acceleration of our indebtedness. As a result, management believes that compliance with these covenants is material to us. As of July 1, 2016, we were in full compliance with the financial covenants described above. However, a significant increase in the LIBOR interest rate (i.e. above 1%) and/or a continued decline in our operating performance, and in particular our sales and/or adjusted EBITDA, could result in our inability to meet these financial covenants and lead to an event of default if a waiver or amendment could not be obtained from our lenders.
The Revolving Credit Facility is supported by a consortium of fourteen banks with no bank controlling more than 27% of the facility. As of July 1, 2016, the banks supporting 88% of the Revolving Credit Facility each had an S&P credit rating of at least BBB or better, which is considered investment grade. The banks which support the remaining 12% of the Revolving Credit Facility are not currently being rated.
See Note 6 “Debt” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for a further description on the Company’s outstanding debt.
Operating Activities – Cash provided by operations for the first six months of 2016 was $33.8 million as compared to $22.5 million for the comparable 2015 period. This increase was primarily due to a $14.9 million increase in cash flow provided by working capital partially offset by lower cash net income. The cash flow from working capital accounts primarily related to a decrease in accounts receivable, due to the timing of collections, as well as a $13.7 million increase in accounts payable due to efforts to more effectively manage vendor payment terms. One of our key priorities for the remainder of the year will be to actively reduce our working capital levels, and in particular inventory levels, to improve our cash conversion cycle.

Investing Activities – Net cash used in investing activities for the first six months of 2016 was $33.3 million compared to $26.0 million in the comparable 2015 period. This included $30.4 million of cash used in 2016 for the purchase of property, plant, and equipment in connection with the consolidation and optimization initiatives discussed in Note 9 “Other Operating Expenses, Net” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report, as well as routine capital expenditures. Our current expectation is that capital spending for 2016 will be in the range of $50 million to $60 million, of which approximately half is discretionary in nature. We anticipate that cash on hand, cash flows from operations and available borrowing capacity under our Revolving Credit Facility will be sufficient to fund these capital expenditures.
Financing Activities – Net cash used in financing activities for the first six months of 2016 was $46.7 million compared to $0.5 million for the comparable 2015 period. This consisted primarily of $76.3 million of cash that was spun off to Nuvectra, which was partially funded by $55.0 million of borrowings incurred under our Revolving Credit Facility. Additionally, during the first six months of 2016, we paid $6.8 million to purchase the remaining non-controlling interests in QiG’s Algostim and PelviStim subsidiaries, which were included as part of the Spin-off, and made the mandatory principal payments of $14.5 million on our outstanding Senior Secured Credit Facilities. See Note 2 “Divestiture and Acquisition” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for a further description of the Spin-off.
Capital Structure – As of July 1, 2016, our capital structure consists of $1.8 billion of debt outstanding on our Senior Secured Credit Facilities and Senior Notes and 30.8 million shares of common stock outstanding. If necessary, we currently have access to $134.1 million under our Revolving Credit Facility. This amount may vary from period to period based upon our debt and EBITDA levels, which impacts the covenant calculations discussed above. If necessary, we are also authorized to issue 100 million shares of common stock and 100 million shares of preferred stock. As of July 1, 2016, our debt service obligations, comprised of principal and interest for the remainder of 2016, are estimated to be approximately $67 million.
Based on current expectations, we believe that our projected cash flows provided by operations, available cash and cash equivalents and potential borrowings under the Revolving Credit Facility should be sufficient to meet our working capital and fixed capital requirements for the next twelve months. If our future financing needs increase, we may need to arrange additional debt or equity financing. Accordingly, we evaluate and consider from time to time various financing alternatives to supplement our financial resources. However, we cannot be assured that we will be able to enter into any such arrangements on acceptable terms or at all. We have clear line of sight to the Lake Region Medical acquisition synergies and believe we will be able to de-lever the Company to 3.5X to 3X adjusted EBITDA over the next two to three years.
Non-Guarantor Information – For the six months ended July 1, 2016, after giving pro forma effect to the completion of the Spin-off, the non-Guarantors for our Senior Secured Credit Facilities represented approximately 29% and 40% of our revenue and EBITDA, respectively. In addition, as of July 1, 2016, after giving pro forma effect to the completion of the Spin-off, the non-Guarantors for our Senior Secured Credit Facilities held approximately 28% of our total tangible assets and 3% of our total tangible liabilities. Tangible assets consist of total assets less intangible assets, intercompany receivables, and deferred taxes. Tangible liabilities consist of total liabilities less intercompany payables and deferred taxes.
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
Contractual Obligations
A table of our contractual obligations as of January 1, 2016 was included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K for the fiscal year ended January 1, 2016. There have been no significant changes to our contractual obligations during the six months ended July 1, 2016. See Note 6 “Debt” and Note 11 “Commitments and Contingencies” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for further discussion on our contractual obligations.

Critical Accounting Policies and Estimates
The preparation of our Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the U.S. requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes. Our estimates, assumptions and judgments are based on historical experience and various other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amount of assets and liabilities that are not readily apparent from other sources. Making estimates, assumptions and judgments about future events is inherently unpredictable and is subject to significant uncertainties, some of which are beyond our control. Management believes the estimates, assumptions and judgments employed and resulting balances reported in the Condensed Consolidated Financial Statements are reasonable; however, actual results could differ materially.
There have been no significant changes to the critical accounting policies and estimates as compared to those disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency – As of July 1, 2016, we have foreign operations in Ireland, Germany, France, Switzerland, Mexico, Uruguay, and Malaysia, which expose us to foreign currency exchange rate fluctuations due to transactions denominated in Euros, Swiss francs, Mexican pesos, Uruguayan pesos, and Malaysian ringgits. We continuously evaluate our foreign currency risk, and we use operational hedges, as well as forward currency exchange rate contracts, to manage the impact of currency exchange rate fluctuations on earnings and cash flows. We do not enter into currency exchange rate derivative instruments for speculative purposes. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency exposures would have had an impact of approximately $13 million on our annual sales. This amount is not indicative of the hypothetical net earnings impact due to partially offsetting impacts on cost of sales and operating expenses in those currencies. We estimate that foreign currency exchange rate fluctuations during the six months ended July 1, 2016 decreased sales in comparison to the 2015 period, including Lake Region Medical sales, by approximately $1.0 million.
We have historically entered into forward contracts to purchase Mexican pesos in order to hedge the risk of peso-denominated payments associated with our operations in Mexico. These forward contracts are accounted for as cash flow hedges. The amount recorded during the six months ended July 1, 2016 and July 3, 2015 related to our forward contracts was an increase in Cost of Sales of $1.4 million and $0.7 million, respectively. No portion of the change in fair value of our foreign currency exchange rate contracts during the six months ended July 1, 2016 or July 3, 2015 was considered ineffective. As of July 1, 2016, our outstanding contracts had a net negative fair value of $0.9 million. See Note 11 “Commitments and Contingencies” to the Condensed Consolidated Financial Statements contained in Item 1 of this report for additional information regarding our outstanding forward contracts.
We translate all assets and liabilities of our foreign operations, where the U.S. dollar is not the functional currency, at the period-end exchange rate and translate sales and expenses at the average exchange rates in effect during the period. The net effect of these translation adjustments is recorded in the Condensed Consolidated Financial Statements as Comprehensive Income (Loss). The translation adjustment for the first six months of 2016 and 2015 was a gain of $9.1 million and a loss of $1.6 million, respectively. Translation adjustments are not adjusted for income taxes as they relate to permanent investments in our foreign subsidiaries. Net foreign currency transaction gains and losses included in Other Income, Net amounted to a gain of $1.8 million and $1.3 million for the first six months of 2016 and 2015, respectively. A hypothetical 10% change in the value of the U.S. dollar in relation to the Euro, our most significant foreign currency net asset exposure, would have had an impact of approximately $43 million on our foreign net assets as of July 1, 2016.
Interest Rates – Historically, we have entered into interest rate swap agreements in order to hedge against potential changes in cash flows on our outstanding variable rate debt. As a result of the Lake Region Medical acquisition, the forecasted cash flows that our interest rate swaps were hedging were no longer expected to occur. Accordingly, during the fourth quarter of 2015, we terminated our outstanding interest rate swap agreements at that time.
On June 20, 2016, we entered into a three-year $200 million interest rate swap with an effective date of June 27, 2017 to hedge against potential changes in cash flows on the outstanding TLA Facility borrowings, which are also indexed to the one-month LIBOR rate. Under the terms of the swap agreement, we will receive a floating interest rate indexed to the one-month LIBOR rate and pay a fixed interest rate of 1.1325%. The variable rate received on the interest swap and the variable rate paid on the TLA Facility will have the same rate of interest, excluding the credit spread, and will reset and pay interest on the same date. The swap is being accounted for as a cash flow hedge. As of July 1, 2016, this swap has a negative fair value of $1.8 million.

On July 7, 2016, we entered into an additional interest rate swap in order to hedge against potential changes in cash flows on the outstanding borrowings under the TLA Facility. The notional amount of the swap is $250 million and was effective on July 27, 2016 and will terminate on June 27, 2017. Under the terms of the swap agreement, the Company will pay a fixed interest rate of 0.615% and receive a floating interest rate equal to the one-month LIBOR rate. The variable rate received on the interest swap and the variable rate paid on the TLA Facility will have the same rate of interest, excluding the credit spread, and will reset and pay interest on the same date. The swap will be accounted for as a cash flow hedge.
As of July 1, 2016, we had $1.8 billion in outstanding debt, of which $360 million related to our Senior Notes which has a fixed interest rate of 9.125%, $366 million related to our TLA Facility and $55 million related to our Revolving Credit Facility, which both have a variable interest rate, and $1,020 million related to our TLB Facility which has a 1.00% LIBOR floor, thus has a variable interest rate when LIBOR is above 1.00%. Interest rates on our TLA Facility, TLB Facility, and Revolving Credit Facility reset, at our option, based upon the prime rate or LIBOR rate, thus subjecting us to interest rate risk. We continuously evaluate our interest rate risk exposures and may take steps to mitigate these exposures as appropriate. Refer to Note 6 “Debt” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for additional information about our outstanding debt. A hypothetical one percentage point (100 basis points) increase in the LIBOR rate on the $1.2 billion of unhedged variable rate debt outstanding would increase our annual interest expense by approximately $6.4 million.
ITEM 4. CONTROLS AND PROCEDURES

a.	Evaluation of Disclosure Controls and Procedures
Our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the Securities and Exchange Commission as of July 1, 2016. These disclosure controls and procedures have been designed to provide reasonable assurance that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on their evaluation, as of July 1, 2016, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.

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
The Company is extending its Section 404 compliance program under the Sarbanes-Oxley Act of 2002 (the “Act”) and the applicable rules and regulations under such Act to include this subsidiary. However, the Company excluded this subsidiary from management’s assessment of the effectiveness of internal control over financial reporting as of January 1, 2016 as permitted by the guidance issued by the Office of the Chief Accountant of the Securities and Exchange Commission.
Other than as described above, there were no changes in the registrant’s internal control over financial reporting during our last fiscal quarter to which this Quarterly Report on Form 10-Q relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
There were no new material legal proceedings that are required to be reported in the quarter ended July 1, 2016, and no material developments during the quarter in the Company’s legal proceedings as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended January 1, 2016.

ITEM 1A.	RISK FACTORS
There have been no material changes to the Company’s risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended January 1, 2016.

ITEM 5.	OTHER INFORMATION
Restated Certificate of Incorporation of Integer Holdings Corporation

On August 8, 2016, we filed a Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to restate and integrate previously approved and filed amendments to such Certificate of Incorporation. The Restated Certificate of Incorporation is filed as Exhibit 3.1 to this Quarterly Report on Form 10-Q.

Amended By-Laws of Integer Holdings Corporation

On August 3, 2016, our Board of Directors approved amendments to our By-Laws (as amended, the “Amended By-Laws”). In addition to technical revisions, the amendments to our Amended By-Laws made the following substantive changes:

Section 1.1 was amended to reflect that the name of our parent company was changed from Greatbatch, Inc. to Integer Holdings Corporation.

Section 1.1(f) was added to the Amended By-Laws to require that a stockholder proposing business to be conducted at an annual meeting is required to update and supplement the information contained in his or her initial advance notice delivered to our Secretary such that this information is true and correct as of the record date for the annual meeting and as of the date that is 10 business days prior to the annual meeting.

Section 1.2 was amended to provide that a special meeting of stockholders may also be called by the Chairman of the Board or our Chief Executive Officer. Under the prior provision, a special meeting was only able to be called by the order of our Board of Directors.

Section 1.4 was amended to reflect an update to applicable Delaware law in that a stockholder list may also be made available on a reasonably accessible electronic network at least 10 days prior to the date of any stockholder meeting.

Section 1.6(b) was added to the Amended By-Laws to clarify that the order of business and all other matters of procedure at every meeting of shareholders are to be determined by the presiding officer at the meeting.

Section 1.7(c) was amended to clarify that the voting standard to be used in the case of a matter submitted for vote of the stockholders as to which a stockholder approval requirement is set forth by the stock exchange on which our shares are then listed, the Exchange Act or any provision of the Internal Revenue Code will be, unless a higher voting requirement is required under Delaware law, our Certificate of Incorporation or our Amended By-Laws, the vote specified by the stock exchange on which our shares are then listed, the Exchange Act or any provision of the Internal Revenue Code.

Section 2.3(c) was amended to require that certain additional information must be provided in a stockholder’s advance notice delivered to our Secretary in connection with such stockholder’s nomination of a director for election to our Board of Directors.

Section 2.3(d) was added to the Amended By-Laws to require that a stockholder nominating a director for election to our Board of Directors is required to update and supplement the information contained in his or her initial advance notice delivered to our Secretary such that this information is true and correct as of the record date for the annual meeting and as of the date that is 10 business days prior to the annual meeting.

Section 4.1 was amended to clarify the process to be used in connection with adding and removing members of the committees of our Board of Directors.

Section 7.5 was amended to provide updated procedures to be used in connection with lost, stolen or destroyed stock certificates.

Article 12 was amended to provide updated procedures to be used in connection with the providing of notice to our stockholders and for the waiver of notice by our stockholders.

The foregoing summary is qualified in its entirety by reference to the full text of the Amended By-Laws, which are filed as Exhibit 3.2 hereto.

Employment Agreement and Amended and Restated Change of Control Agreement with Thomas J. Hook

On August 5, 2016, we entered into a new one-year employment agreement (the “Employment Agreement”) and an amended and restated change of control agreement (the “Amended Change of Control Agreement”) with Thomas J. Hook, the President and Chief Executive Officer of Integer. The Employment Agreement is the result of our Board of Directors’ review of current compensation and employment contract practices among our peer group companies. The Employment Agreement has an initial term that expires on August 4, 2017, subject to renewal periods as provided for in the Employment Agreement.

Under the terms of the Employment Agreement, Mr. Hook’s base salary is $800,000 per year, subject to annual review, and Mr. Hook is eligible to participate in our cash and equity-based incentive award programs available to our executive officers. Mr. Hook’s short term cash incentive plan target is currently equal to 100% of his annual base salary. In addition, Mr. Hook is currently eligible to receive an award under our long term incentive program in an amount up to 430% of his annual base salary. Mr. Hook is also eligible to participate in any health and medical, pension, profit-sharing, retirement and insurance plans and programs that are generally offered to our executive officers.

In the event of Mr. Hook’s permanent disability (as defined in the Employment Agreement) or death, the Employment Agreement provides for (i) receipt of a lump sum payment in an amount equal to Mr. Hook’s then-current base salary for one year; (ii) the continuation of benefits for a period of one year and receipt of a lump sum payment in an amount equal to our financial contribution towards Mr. Hook’s benefits for the one year period; and (iii) the immediate vesting of all outstanding time-based equity awards and the vesting of performance-based equity awards in accordance with the provisions of the applicable equity plan under which such awards were granted. In the event of Mr. Hook’s termination of employment without cause or with good reason (each as defined in the Employment Agreement), the Employment Agreement provides for (i) the receipt of a lump sum payment in an amount equal to Mr. Hook’s then-current base salary for one year; (ii) the receipt of a severance payment in an amount equal to 100% of Mr. Hook’s then-current base salary; and (iii) immediate vesting (in the case of time-based awards) and continued pro-rata vesting based upon achievement of performance metrics (in the case of performance-based awards) of outstanding equity awards.

The Employment Agreement contains standard confidentiality and inventions provisions and a non-competition provision restricting Mr. Hook, except in connection with a termination without cause, from competing with us or soliciting our employees during the term of the Employment Agreement and for a period of 24 months thereafter.

The Amended Change of Control Agreement was amended (i) to make technical revisions to align with the terms of the Employment Agreement and (ii) to amend the prior terms for purposes of compliance with Internal Revenue Code Section 280G. Other than the revisions described in the prior sentence, the terms of Amended Change of Control Agreement remain substantially consist with the terms of Mr. Hook’s prior change of control agreement.

With respect to any event affecting Mr. Hook’s employment covered by both the Amended Change of Control Agreement and the Employment Agreement, Mr. Hook will receive benefits under the agreement that provides the higher level of those benefits, without duplication.

The foregoing summary is qualified in its entirety by reference to the full text of Employment Agreement and Amended Change of Control Agreement, which are filed as Exhibits 10.2 and 10.3, respectively, hereto.

ITEM 6.	EXHIBITS
See the Exhibit Index for a list of those exhibits filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	August 9, 2016	INTEGER HOLDINGS CORPORATION

		By:	/s/ Thomas J. Hook
Thomas J. Hook
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Michael Dinkins
Michael Dinkins
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ Thomas J. Mazza
Thomas J. Mazza
Vice President, Corporate Controller and Treasurer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1*	Restated Certificate of Incorporation of Integer Holdings Corporation

3.2*	By-laws of Integer Holdings Corporation

10.1*	Amendment No. 1 to the Transition Services Agreement between Greatbatch, Inc. and Nuvectra Corporation

10.2*	Employment Agreement, dated August 5, 2016, between Integer Holdings Corporation and Thomas J. Hook

10.3*	Amended and Restated Change of Control Agreement, dated August 5, 2016, between Integer Holdings Corporation and Thomas J. Hook

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Extension Schema Document

101.CAL*	XBRL Extension Calculation Linkbase Document

101.LAB*	XBRL Extension Label Linkbase Document

101.PRE*	XBRL Extension Presentation Linkbase Document

101.DEF*	XBRL Extension Definition Linkbase Document

* Filed herewith.
** Furnished herewith.