Form 10-Q
period 2016-09-30
Integer Holdings Corp
filed 2016-11-08
CIK 1114483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
Commission File Number 1-16137
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
The number of shares outstanding of the Company’s common stock, $0.001 par value per share, as of November 2, 2016 was: 30,854,544 shares.

Integer Holdings Corporation
Table of Contents for Form 10-Q
As of and for the Quarterly Period Ended September 30, 2016

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS—Unaudited
(in thousands except share and per share data)

	As of
	September 30, 2016	January 1, 2016
Assets
Current assets:
Cash and cash equivalents	$44,995	$82,478
Accounts receivable, net of allowance for doubtful accounts of $1.1 million and $1.0 million, respectively	191,409	207,342
Inventories	262,232	252,166
Refundable income taxes	3,257	11,730
Prepaid expenses and other current assets	23,246	20,888
Total current assets	525,139	574,604
Property, plant and equipment, net	381,671	379,492
Amortizing intangible assets, net	872,659	893,977
Indefinite-lived intangible assets	90,288	90,288
Goodwill	977,335	1,013,570
Deferred income taxes	3,081	3,587
Other assets	30,794	26,618
Total assets	$2,880,967	$2,982,136
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$29,000	$29,000
Accounts payable	86,290	84,362
Income taxes payable	2,641	3,221
Accrued expenses	81,960	97,257
Total current liabilities	199,891	213,840
Long-term debt	1,717,164	1,685,053
Deferred income taxes	207,183	221,804
Other long-term liabilities	15,704	10,814
Total liabilities	2,139,942	2,131,511
Stockholders’ equity:
Preferred stock, $0.001 par value, authorized 100,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 30,939,907 and 30,664,119 shares issued, respectively; 30,805,320 and 30,601,167 shares outstanding, respectively	31	31
Additional paid-in capital	632,409	620,470
Treasury stock, at cost, 134,587 and 62,952 shares, respectively	(5,880)	(3,100)
Retained earnings	101,154	231,854
Accumulated other comprehensive income	13,311	1,370
Total stockholders’ equity	741,025	850,625
Total liabilities and stockholders’ equity	$2,880,967	$2,982,136
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME—Unaudited
(in thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Sales	$346,567	$146,637	$1,027,187	$482,847
Cost of sales	248,658	94,991	741,779	320,852
Gross profit	97,909	51,646	285,408	161,995
Operating expenses:
Selling, general and administrative expenses	36,265	22,308	115,781	69,021
Research, development and engineering costs, net	11,412	14,299	42,358	39,907
Other operating expenses, net	13,370	13,844	50,004	29,449
Total operating expenses	61,047	50,451	208,143	138,377
Operating income	36,862	1,195	77,265	23,618
Interest expense, net	27,870	5,825	83,395	8,151
Other expense (income), net	275	(4,636)	(2,772)	(6,294)
Income (loss) before provision (benefit) for income taxes	8,717	6	(3,358)	21,761
Provision (benefit) for income taxes	(2,741)	(16)	(1,386)	4,448
Net income (loss)	$11,458	$22	$(1,972)	$17,313
Earnings (loss) per share:
Basic	$0.37	$—	$(0.06)	$0.68
Diluted	$0.37	$—	$(0.06)	$0.66
Weighted average shares outstanding:
Basic	30,782	25,536	30,756	25,424
Diluted	31,153	26,441	30,756	26,372
Comprehensive Income
Net income (loss)	$11,458	$22	$(1,972)	$17,313
Other comprehensive income (loss):
Foreign currency translation gain (loss)	3,191	144	12,250	(1,467)
Net change in cash flow hedges, net of tax	571	689	(309)	—
Other comprehensive income (loss)	3,762	833	11,941	(1,467)
Comprehensive income	$15,220	$855	$9,969	$15,846
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—Unaudited
(in thousands)

	Nine Months Ended
	September 30, 2016	October 2, 2015
Cash flows from operating activities:
Net income (loss)	$(1,972)	$17,313
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	67,414	26,941
Debt related amortization included in interest expense	5,387	5,368
Stock-based compensation	7,179	9,044
Other non-cash losses (gains), net	1,938	(1,549)
Deferred income taxes	(12,519)	(3,614)
Changes in operating assets and liabilities:
Accounts receivable	12,510	17,395
Inventories	(10,010)	(34,992)
Prepaid expenses and other current assets	(4,663)	(1,371)
Accounts payable	4,885	3,347
Accrued expenses	(5,650)	(5,823)
Income taxes	7,300	(1,074)
Net cash provided by operating activities	71,799	30,985
Cash flows from investing activities:
Acquisition of property, plant and equipment	(46,968)	(31,307)
Purchase of cost and equity method investments, net	(2,917)	(6,300)
Other investing activities	(1,000)	732
Net cash used in investing activities	(50,885)	(36,875)
Cash flows from financing activities:
Principal payments of long-term debt	(28,750)	(7,500)
Proceeds from issuance of long-term debt	57,000	—
Issuance of common stock	723	5,988
Payment of debt issuance costs	(781)	—
Distribution of cash and cash equivalents to Nuvectra Corporation	(76,256)	—
Purchase of non-controlling interests	(6,818)	—
Other financing activities	(3,983)	(318)
Net cash used in financing activities	(58,865)	(1,830)
Effect of foreign currency exchange rates on cash and cash equivalents	468	(510)
Net decrease in cash and cash equivalents	(37,483)	(8,230)
Cash and cash equivalents, beginning of period	82,478	76,824
Cash and cash equivalents, end of period	$44,995	$68,594
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY—Unaudited
(in thousands)

							Accumulated
			Additional	Treasury			Other	Total
	Common Stock		Paid-In	Stock		Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Income	Equity
At January 1, 2016	30,664	$31	$620,470	(63)	$(3,100)	$231,854	$1,370	$850,625
Stock-based compensation	—	—	7,179	—	—	—	—	7,179
Net shares issued (acquired) under stock incentive plans	276	—	(481)	(72)	(2,780)	—	—	(3,261)
Spin-off of Nuvectra Corporation	—	—	5,241	—	—	(128,728)	—	(123,487)
Net loss	—	—	—	—	—	(1,972)	—	(1,972)
Total other comprehensive income, net	—	—	—	—	—	—	11,941	11,941
At September 30, 2016	30,940	$31	$632,409	(135)	$(5,880)	$101,154	$13,311	$741,025
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information (Accounting Standards Codification (“ASC”) 270, Interim Reporting) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information necessary for a full presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of Integer Holdings Corporation and its subsidiaries (collectively “Integer” or the “Company”) for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, certain components of equity, sales, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ materially from these estimates. The January 1, 2016 condensed consolidated balance sheet data was derived from the Company’s audited consolidated financial statements but does not include all disclosures required by GAAP. For further information, refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended January 1, 2016. The Company utilizes a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31. The third quarter and first nine months of 2016 and 2015 each contained 13 weeks and 39 weeks, respectively, and ended on September 30, and October 2, respectively.
Effective June 30, 2016, the Company changed its name from Greatbatch, Inc. (“Greatbatch”) to Integer Holdings Corporation. The new name represents the union of the Greatbatch Medical, Lake Region Medical and Electrochem brands. Integer, as in whole or complete, signifies the Company’s more comprehensive products and service offerings, and a new dimension in its combined capabilities.
Nature of Operations – On October 27, 2015, the Company acquired all of the outstanding common stock of Lake Region Medical Holdings, Inc. (“Lake Region Medical”). As a result, the Company has three reportable segments: Greatbatch Medical, QiG Group (“QiG”) and Lake Region Medical. On March 14, 2016, Integer completed the spin-off of a portion of its QiG segment through a tax-free distribution of all of the shares of its QiG Group, LLC subsidiary to the stockholders of Integer on a pro rata basis (the “Spin-off”). See Note 2 “Divestiture and Acquisition” for further description of these transactions. As a result of the Lake Region Medical acquisition and the Spin-off, the Company is in the process of re-evaluating its internal management and financial reporting structure, which may change its product line and segment reporting in the future. This process is expected to be finalized in 2016.
Greatbatch Medical designs and manufactures products where the Company either owns the intellectual property or has unique manufacturing and assembly expertise. These products include medical devices and components for the cardiac, neuromodulation, orthopedics, portable medical, vascular and energy markets among others.
The QiG segment focuses on the design and development of complete medical device systems and components for our customers. After completion of the Spin-off, the operations of QiG primarily consists of Centro de Construcción de Cardioestimuladores del Uruguay (“CCC”), which was acquired in 2014. QiG seeks to assist customers in accelerating the velocity of innovation while delivering an optimized supply chain and critical cost efficiencies. The medical devices QiG designs and develops are full product solutions that utilize the medical technology expertise and capabilities residing within Greatbatch Medical and Lake Region Medical. See Note 2 “Divestiture and Acquisition” for further description of the Spin-off and how it impacted the QiG segment.
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
The portion of the QiG segment spun-off consisted of QiG Group, LLC and its subsidiaries: (i) Algostim, LLC (“Algostim”), (ii) PelviStim LLC (“PelviStim”), and (iii) the Company’s NeuroNexus Technologies (“NeuroNexus”) subsidiary. The operations of CCC and certain other existing QiG research and development capabilities were retained by the Company and not included as part of the Spin-off. As the Company continues to focus on the design and development of complete medical device systems and components, and more specifically on medical device systems and components in the neuromodulation market, the Spin-off was not considered a strategic shift that had a major effect on the Company’s operations and financial results. Accordingly, the Spin-off is not presented as a discontinued operation in the Company’s Condensed Consolidated Financial Statements. The results of Nuvectra are included in the Condensed Consolidated Statements of Operations and Comprehensive Income through the date of the Spin-off.
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
For the first quarter of 2016, Nuvectra contributed a pre-tax loss of $5.2 million to the Company’s results of operations. Nuvectra contributed a pre-tax loss of $7.0 million and $18.7 million, respectively, to the Company’s results of operations for the three and nine month periods ended October 2, 2015.
In connection with the Spin-off, on March 14, 2016, Integer entered into several agreements with Nuvectra that govern its post Spin-off relationship with Nuvectra, including a Separation and Distribution Agreement, Tax Matters Agreement, Employee Matters Agreement and Transition Services Agreement. The Transition Services Agreement contains customary mutual indemnification provisions. Amounts earned by Integer under the Transition Services Agreement were immaterial for the nine month period ended September 30, 2016. Accounts Receivable, Net within the Condensed Consolidated Balance Sheet at September 30, 2016 includes $7.0 million due from Nuvectra for payments made by the Company on Nuvectra’s behalf.
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
The fair value of the Integer common stock issued as part of the consideration was determined based upon the closing stock price of Integer’s shares as of the acquisition date. The fair value of the Integer stock options issued as part of the consideration was determined utilizing a Black-Scholes option pricing model as of the acquisition date. Concurrent with the closing of the acquisition, the Company repaid all of the outstanding debt of Lake Region Medical of approximately $1.0 billion. The cash portion of the purchase price and the repayment of Lake Region Medical’s debt was primarily funded through new senior secured credit facilities and the issuance of senior notes. See Note 6 “Debt” for additional information regarding the Company’s debt. The Company believes that the combination of Greatbatch and Lake Region Medical brings together two highly complementary organizations that can provide a new level of industry leading capabilities and services to OEM customers while building value for stockholders. Through this acquisition, the Company believes that it will be at the forefront of innovating technologies and products that help change the face of healthcare, providing its customers with a distinct advantage as they bring complete systems and solutions to market. In turn, Integer’s customers will be able to accelerate patient access to life enhancing therapies. The transaction is consistent with Integer's strategy of achieving profitable growth and continuous improvement to drive margin expansion.
This transaction was accounted for under the acquisition method of accounting. Accordingly, the cost of the acquisition was allocated to the Lake Region Medical assets acquired and liabilities assumed based on their fair values as of the closing date of the acquisition, with the amount exceeding the fair value of the net assets acquired recorded as goodwill. Measurement-period adjustments made during the first nine months of 2016 were primarily to goodwill ($1.1 million) and deferred tax liabilities ($2.6 million), and did not impact the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income. The measurement-period for this acquisition is now closed and no further purchase price adjustments will be made.
The following table summarizes the allocation of the Lake Region Medical purchase price to the assets acquired and liabilities assumed (in thousands):

Assets acquired
Current assets	$269,815
Property, plant and equipment	216,473
Amortizing intangible assets	849,000
Indefinite-lived intangible assets	70,000
Goodwill	660,670
Other non-current assets	1,629
Total assets acquired	2,067,587
Liabilities assumed
Current liabilities	103,986
Debt assumed	1,044,675
Other long-term liabilities	190,560
Total liabilities assumed	1,339,221
Net assets acquired	$728,366

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

2.	DIVESTITURE AND ACQUISITION (Continued)
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
Property, Plant and Equipment – The fair value of property, plant & equipment acquired was estimated by applying the cost approach for personal property, buildings and building improvements and the market approach for land. The cost approach was applied by developing a replacement cost and adjusting for depreciation and obsolescence. The value of the land acquired was derived from market prices for comparable properties.
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
Customer Lists – Customer lists represent the estimated fair value of non-contractual customer relationships Lake Region Medical had as of the acquisition date. The primary customers of Lake Region Medical are large OEMs in various geographic locations around the world. These relationships were valued separately from goodwill at the amount that an independent third party would be willing to pay for these relationships. The fair value of customer lists was determined using the multi-period excess-earnings method, a form of the income approach. The estimated useful life of the existing customer base was based upon the historical customer annual attrition rate of 5%, as well as management’s understanding of the industry and product life cycles.
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
Statements of Operations and Comprehensive Income
The operating results of Lake Region Medical have been included in the Company’s Lake Region Medical segment from the date of acquisition. For the nine months ended September 30, 2016, Lake Region Medical added $607.1 million to the Company’s revenue and decreased the Company’s net loss by approximately $27.9 million.
Unaudited Pro Forma Financial Information
The following unaudited pro forma information presents the consolidated results of operations of the Company and Lake Region Medical as if that acquisition occurred as of the beginning of fiscal year 2014 (in thousands, except per share amounts):

	Three Months Ended	Nine Months Ended
	October 2, 2015	October 2, 2015
Sales	$349,561	$1,085,912
Net loss	(9,215)	(3,540)
Loss per share:
Basic	$(0.30)	$(0.12)
Diluted	$(0.30)	$(0.12)

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

2.	DIVESTITURE AND ACQUISITION (Continued)
The unaudited pro forma financial information presents the combined operating results of Greatbatch and Lake Region Medical with the results prior to the acquisition date adjusted to include the pro forma impact of the amortization of acquired intangible assets, the adjustment to interest expense reflecting the amount borrowed in connection with the acquisition at Integer’s interest rates, and the impact of income taxes on the pro forma adjustments utilizing the applicable statutory tax rate. The unaudited pro forma consolidated basic and diluted loss per share calculations are based on the consolidated basic and diluted weighted average shares of Greatbatch outstanding for the respective period plus an adjustment for the additional shares and stock options issued in connection with the Lake Region Medical acquisition as discussed above. The unaudited pro forma financial information is presented for illustrative purposes only and does not reflect the realization of potential cost savings, and any related integration costs. Costs savings may result from the acquisition; however, there can be no assurance that these cost savings will be achieved. These pro forma results do not purport to be indicative of the results that would have been obtained by the combined company, or to be a projection of results that may be obtained in the future by the combined company.
3.     SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended
(in thousands)	September 30, 2016	October 2, 2015
Noncash investing and financing activities:
Property, plant and equipment purchases included in accounts payable	$5,062	$892
Purchase of technology included in accrued expenses	1,000	—
Common stock contributed to 401(k) Plan	—	3,920
Deferred financing costs included in accounts payable	—	7,922
Divestiture of noncash assets	54,591	—
Divestiture of liabilities	2,119	—

4.	INVENTORIES
Inventories are comprised of the following (in thousands):

	As of
	September 30, 2016	January 1, 2016
Raw materials	$114,335	$107,296
Work-in-process	99,892	93,729
Finished goods	48,005	51,141
Total	$262,232	$252,166

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

5.	INTANGIBLE ASSETS
Amortizing intangible assets are comprised of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount
At September 30, 2016
Purchased technology and patents	$256,719	$(96,381)	$2,750	$163,088
Customer lists	759,987	(55,416)	4,771	709,342
Other	4,534	(5,126)	821	229
Total amortizing intangible assets	$1,021,240	$(156,923)	$8,342	$872,659
At January 1, 2016
Purchased technology and patents	$255,776	$(83,708)	$1,444	$173,512
Customer lists	761,857	(40,815)	(986)	720,056
Other	4,534	(4,946)	821	409
Total amortizing intangible assets	$1,022,167	$(129,469)	$1,279	$893,977
During the first quarter of 2016, the Company made an asset purchase of technology totaling $2.0 million, which is being amortized over a weighted average period of approximately 15 years.
Aggregate intangible asset amortization expense is comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Cost of sales	$4,228	$1,324	$12,708	$4,240
Selling, general and administrative expenses	5,109	1,831	15,368	5,474
Research, development and engineering costs, net	136	88	375	294
Total intangible asset amortization expense	$9,473	$3,243	$28,451	$10,008
Estimated future intangible asset amortization expense based on the carrying value as of September 30, 2016 is as follows (in thousands):

Estimated Amortization Expense
Remainder of 2016	$9,478
2017	44,129
2018	45,048
2019	45,135
2020	45,734
Thereafter	683,135
Total estimated amortization expense	$872,659
Indefinite-lived intangible assets are comprised of the following (in thousands):

Trademarks and Tradenames
At January 1, 2016	$90,288
At September 30, 2016	$90,288

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

5.	INTANGIBLE ASSETS (Continued)
The change in goodwill is as follows (in thousands):

	Greatbatch Medical	QiG	Lake Region Medical	Total
At January 1, 2016	$303,929	$50,096	$659,545	$1,013,570
Goodwill divested (Note 2)	—	(40,830)	—	(40,830)
Purchase accounting adjustments (Note 2)	—	—	(1,118)	(1,118)
Foreign currency translation	123	—	5,590	5,713
At September 30, 2016	$304,052	$9,266	$664,017	$977,335

6.	DEBT
Long-term debt is comprised of the following (in thousands):

	As of
	September 30, 2016	January 1, 2016
Senior secured term loan A	$360,938	$375,000
Senior secured term loan B	1,017,312	1,025,000
9.125% senior notes due 2023	360,000	360,000
Revolving line of credit	50,000	—
Less unamortized discount on term loan B and debt issuance costs	(42,086)	(45,947)
Total debt	1,746,164	1,714,053
Less current portion of long-term debt	29,000	29,000
Total long-term debt	$1,717,164	$1,685,053
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
As of September 30, 2016, the estimated fair value of the TLB Facility was approximately $1,005 million, based on quoted market prices for the debt, recent sales prices for the debt and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and is classified as Level 2 measurements within the fair value hierarchy. The par amount of the TLA Facility approximated its fair value as of September 30, 2016 based upon the debt being variable rate in nature.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

6.	DEBT (Continued)
Revolving Credit Facility
The Revolving Credit Facility matures on October 27, 2020. The Revolving Credit Facility also includes a $15 million sublimit for swingline loans and a $25 million sublimit for standby letters of credit. The Company is required to pay a commitment fee on the unused portion of the Revolving Credit Facility, which will range between 0.175% and 0.25%, depending on the Company’s Total Net Leverage Ratio. As of September 30, 2016, the Company had $50 million of outstanding borrowings on the Revolving Credit Facility and an available borrowing capacity of $141.1 million after giving effect to $8.9 million of outstanding standby letters of credit.
Subject to certain conditions, commitments under the Revolving Credit Facility may be increased through an incremental revolving facility so long as, on a pro forma basis, the Company’s first lien net leverage ratio does not exceed 4.25:1.00.
Covenants
The Revolving Credit Facility and TLA Facility contain covenants requiring (A) a maximum Total Net Leverage Ratio of 6.50:1.00, subject to step downs beginning in the fourth quarter of 2016 and (B) a minimum interest coverage ratio of adjusted EBITDA (as defined in the agreements governing the Senior Secured Credit Facilities) to interest expense of not less than 3.00:1.00. The TLB Facility does not contain any financial maintenance covenants. As of September 30, 2016, the Company was in compliance with these financial covenants. Based upon the Company’s current expectations for its 2016 adjusted EBITDA, there is a potential that it will not be able to meet its minimum interest coverage ratio at year-end 2016. The Company is working with the administrative agent under its Senior Secured Credit Facilities to obtain an amendment or waiver of the financial covenants before year-end.
The Senior Secured Credit Facilities also contain negative covenants that restrict the Company’s ability to (i) incur additional indebtedness; (ii) create certain liens; (iii) consolidate or merge; (iv) sell assets, including capital stock of the Company’s subsidiaries; (v) engage in transactions with the Company’s affiliates; (vi) create restrictions on the payment of dividends or other amounts from the Company’s restricted subsidiaries; (vii) pay dividends on capital stock or redeem, repurchase or retire capital stock; (viii) pay, prepay, repurchase or retire certain subordinated indebtedness; (ix) make investments, loans, advances and acquisitions; (x) make certain amendments or modifications to the organizational documents of the Company or its subsidiaries or the documentation governing other senior indebtedness of the Company; and (xi) change the Company’s type of business. These negative covenants are subject to a number of limitations and exceptions that are described in the Senior Secured Credit Facilities agreement. As of September 30, 2016, the Company was in compliance with all negative covenants under the Senior Secured Credit Facilities.
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

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

6.	DEBT (Continued)
Interest on the Senior Notes is payable on May 1 and November 1 of each year. The Company may redeem the Senior Notes, in whole or in part, prior to November 1, 2018 at a price equal to 100% of the principal amount thereof plus a “make-whole” premium.  Prior to November 1, 2018, the Company may redeem up to 40% of the aggregate principal amount of the Senior Notes using the proceeds from certain equity offerings at a redemption price equal to 109.125% of the aggregate principal amount of the Senior Notes. On or after November 1, 2018, the Company may redeem the Senior Notes, in whole or in part, pursuant to a customary schedule of declining redemption prices. As of September 30, 2016, the estimated fair value of the Senior Notes was approximately $351 million, based on quoted market prices of these Senior Notes, recent sales prices for the Senior Notes and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and is classified as Level 2 measurements within the fair value hierarchy.
The Senior Notes are senior unsecured obligations of the Company. The indenture for the Senior Notes contains restrictive covenants that, among other things, limit the ability of the Company to: (i) incur or guarantee additional indebtedness or issue certain disqualified stock or preferred stock; (ii) create certain liens; (iii) pay dividends or make distributions in respect of capital stock; (iv) make certain other restricted payments; (v) enter into agreements that restrict certain dividends or other payments; (vi) enter into sale-leaseback agreements; (vii) engage in certain transactions with affiliates; and (viii) consolidate or merge with, or sell substantially all of their assets to, another person. These covenants are subject to a number of limitations and exceptions that are described in the indenture for the Senior Notes. The indenture for the Senior Notes provides for customary events of default, subject in certain cases to customary cure periods, in which the Senior Notes and any unpaid interest would become due and payable. As of September 30, 2016, the Company was in compliance with all restrictive covenants under the indenture governing the Senior Notes.
As of September 30, 2016, the weighted average interest rate on all outstanding borrowings is 5.69%.
Contractual maturities under the Senior Secured Credit Facilities and Senior Notes for the remainder of 2016 and the five years and thereafter, excluding any discounts or premiums, as of September 30, 2016 are as follows (in thousands):

Remaining in 2016	$7,250
2017	31,344
2018	40,719
2019	47,750
2020	97,750
Thereafter	1,563,437
Total	$1,788,250
Interest Rate Swaps – From time to time, the Company enters into interest rate swap agreements in order to hedge against potential changes in cash flows on its outstanding variable rate debt. In July 2016, the Company entered into a one-year $250 million interest rate swap with an effective date of July 27, 2016. The Company entered into the swap to hedge against potential changes in cash flows on the outstanding variable rate debt, which is indexed to the one-month LIBOR rate. The variable rate received on the interest rate swap and the variable rate paid on the outstanding debt will have the same rate of interest, excluding the credit spread, and will reset and pay interest on the same day. The swap is being accounted for as a cash flow hedge.
In June 2016, the Company entered into a three-year $200 million interest rate swap with an effective date of June 27, 2017. The Company entered into the swap to hedge against potential changes in cash flows on the outstanding variable rate debt, which is indexed to the one-month LIBOR rate. The variable rate received on the interest rate swap and the variable rate paid on the outstanding debt will have the same rate of interest, excluding the credit spread, and will reset and pay interest on the same date. The swap is being accounted for as a cash flow hedge.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

6.	DEBT (Continued)
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
Information regarding the Company’s outstanding interest rate swaps designated as cash flow hedges as of September 30, 2016 is as follows (dollars in thousands):

Notional Amount	Start Date	End Date	Pay Fixed Rate	Receive Current Floating Rate	Fair Value	Balance Sheet Location
$200,000	Jun-17	Jun-20	1.1325%	N/A	$(974)	Other Long-Term Liabilities
$250,000	Jul-16	Jun-17	0.615%	0.53%	$75	Prepaid Expenses and Other Current Assets
The estimated fair value of the interest rate swap agreements represents the amount the Company expects to receive (pay) to terminate the contract. No portion of the change in fair value of the Company’s interest rate swaps during the nine months ended September 30, 2016 and October 2, 2015 was considered ineffective. The amount recorded as Interest Expense during the nine months ended September 30, 2016 and October 2, 2015 related to the Company’s interest rate swaps was $0.05 million and $3.5 million, respectively.
Debt Issuance Costs and Discounts – The change in deferred debt issuance costs related to the Revolving Credit Facility is as follows (in thousands):

At January 1, 2016	$4,791
Amortization during the period	(745)
At September 30, 2016	$4,046
The change in unamortized discount and debt issuance costs related to the Term Loan Facilities and Senior Notes is as follows (in thousands):

	Debt Issuance Costs	Unamortized Discount on TLB Facility	Total
At January 1, 2016	$35,908	$10,039	$45,947
Financing costs incurred	781	—	781
Amortization during the period	(3,669)	(973)	(4,642)
At September 30, 2016	$33,020	$9,066	$42,086

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

7.	BENEFIT PLANS
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
The change in net defined benefit plan liability is as follows (in thousands):

At January 1, 2016	$7,121
Net defined benefit cost	584
Benefit payments	(76)
Foreign currency translation	125
At September 30, 2016	$7,754
Net defined benefit cost is comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Service cost	$108	$76	$326	$233
Interest cost	44	15	132	45
Amortization of net loss	47	13	140	39
Expected return on plan assets	(5)	(2)	(14)	(8)
Net defined benefit cost	$194	$102	$584	$309

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

8.	STOCK-BASED COMPENSATION
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
In connection with the Spin-off, under the provisions of the Company’s existing 2009 and 2011 stock incentive plans, employee stock options, restricted stock awards, and restricted stock unit awards were adjusted to preserve the fair value of the awards immediately before and after the Spin-off. As such, the Company did not record any modification expense related to the conversion of the awards. Certain awards granted to employees who transferred to Nuvectra in connection with the Spin-off were canceled. As required, the Company accelerated the remaining expense related to these canceled awards of $0.5 million during the first quarter of 2016, which was classified as Other Operating Expenses, Net. The stock awards held as of March 14, 2016 were modified as follows:

•
Stock options: Holders of the Company’s stock option awards continued to hold stock options to purchase the same number of shares of Integer common stock at an adjusted exercise price and one new Nuvectra stock option for every three Integer stock options held as of the Record Date, which, in the aggregate, preserved the fair value of the overall awards granted. The adjusted exercise price for Integer stock options was equal to approximately 93% of the original exercise price. The stock option awards will continue to vest over their original vesting period.

•
Restricted stock and restricted stock units: Holders of the Company’s restricted stock and restricted stock unit awards received one new share of Nuvectra restricted stock and restricted stock unit awards for every three Integer restricted stock and restricted stock unit awards held as of the Record Date. Integer restricted stock and restricted stock unit awards will continue to vest in accordance with their original performance metrics and over their original vesting period.

The components and classification of stock-based compensation expense were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Stock options	$663	$697	$1,857	$1,979
Restricted stock and restricted stock units	1,554	1,701	5,322	5,081
401(k) Plan stock contribution	—	674	—	1,984
Total stock-based compensation expense	$2,217	$3,072	$7,179	$9,044

Cost of sales	$158	$685	$505	$2,039
Selling, general and administrative expenses	1,677	1,981	4,860	5,890
Research, development and engineering costs, net	115	361	408	1,070
Other operating expenses, net	267	45	1,406	45
Total stock-based compensation expense	$2,217	$3,072	$7,179	$9,044
The weighted average fair value and assumptions used to value options granted are as follows:

	Nine Months Ended
	September 30, 2016	October 2, 2015
Weighted average fair value	$9.25	$12.18
Risk-free interest rate	1.56%	1.55%
Expected volatility	26%	26%
Expected life (in years)	5	5
Expected dividend yield	—%	—%

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

8.	STOCK-BASED COMPENSATION (Continued)
The following table summarizes the Company’s stock option activity:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In Millions)
Outstanding at January 1, 2016	1,678,900	$28.32
Granted	245,439	49.58
Exercised	(32,833)	22.00
Forfeited or expired	(91,385)	46.13
Adjustment due to Spin-off	—	(2.02)
Outstanding at September 30, 2016	1,800,121	$28.41	5.8	$2.3
Exercisable at September 30, 2016	1,432,312	$23.87	5.0	$2.3
The following table summarizes time-vested restricted stock and restricted stock unit activity:

	Time-Vested Activity	Weighted Average Fair Value
Nonvested at January 1, 2016	39,235	$47.40
Granted	48,702	50.15
Vested	(15,391)	51.39
Forfeited	(10,835)	48.67
Nonvested at September 30, 2016	61,711	$48.35
The following table summarizes performance-vested restricted stock unit activity:

	Performance- Vested Activity	Weighted Average Fair Value
Nonvested at January 1, 2016	577,825	$25.11
Granted	163,651	31.20
Vested	(249,153)	15.86
Forfeited	(119,005)	32.15
Nonvested at September 30, 2016	373,318	$31.70

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

9.	OTHER OPERATING EXPENSES, NET
Other Operating Expenses, Net is comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
2014 investments in capacity and capabilities	$4,542	$5,116	$13,821	$17,854
Orthopedic facilities optimization	329	357	628	1,348
Lake Region Medical consolidations	2,908	—	7,355	—
Acquisition and integration costs	5,319	5,202	23,143	5,366
Asset dispositions, severance and other	272	3,169	5,057	4,881
	$13,370	$13,844	$50,004	$29,449
2014 investments in capacity and capabilities. In 2014, the Company announced several initiatives to invest in capacity and capabilities and to better align its resources to meet its customers’ needs and drive organic growth and profitability. These included the following:

•
Functions performed at the Company’s facility in Plymouth, MN to manufacture catheters and introducers will transfer into the Company’s existing facility in Tijuana, Mexico. This initiative is expected to be substantially completed in the first half of 2017 and is dependent upon our customers’ validation and qualification of the transferred products as well as regulatory approvals worldwide.

•
Functions performed at the Company’s facilities in Beaverton, OR and Raynham, MA to manufacture products for the portable medical market were transferred to a new facility in Tijuana, Mexico. Products manufactured at the Beaverton facility, which do not serve the portable medical market, were transferred to the Company’s Raynham facility. This initiative was substantially completed during the first half of 2016. The final closure of the Beaverton, OR site will occur in the fourth quarter of 2016.

•	The design engineering responsibilities previously performed at the Company’s Cleveland, OH facility were transferred to the Company’s facilities in Minnesota in 2015.

•	The realignment of the Company’s commercial sales operations was completed in 2015.
The total capital investment expected for these initiatives is between $25.0 million and $28.0 million, of which $23.2 million has been expended through September 30, 2016. Total restructuring charges expected to be incurred in connection with this realignment are between $46.0 million and $52.0 million, of which $45.8 million has been incurred through September 30, 2016. Expenses related to this initiative are recorded within the applicable segment and corporate cost centers that the expenditures relate to and include the following:
•Severance and retention: $5.0 million - $6.0 million;
•Accelerated depreciation and asset write-offs: $2.0 million - $3.0 million; and
•Other: $39.0 million - $43.0 million
Other expenses primarily consist of costs to relocate certain equipment and personnel, duplicate personnel costs, excess overhead, disposal, and travel expenditures. All expenses are cash expenditures except accelerated depreciation and asset write-offs. The change in accrued liabilities related to the 2014 investments in capacity and capabilities is as follows (in thousands):

	Severance and Retention	Accelerated Depreciation/Asset Write-offs	Other	Total
At January 1, 2016	$1,429	$—	$1,595	$3,024
Restructuring charges	—	1,787	12,034	13,821
Write-offs	—	(1,787)	—	(1,787)
Cash payments	(1,246)	—	(13,629)	(14,875)
At September 30, 2016	$183	$—	$—	$183

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

9.	OTHER OPERATING EXPENSES, NET (Continued)
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
The total capital investment expected to be incurred for these initiatives is between $31.0 million and $35.0 million, of which $30.0 million has been expended through September 30, 2016. Total expense expected to be incurred for these initiatives is between $45.0 million and $48.0 million, of which $44.5 million has been incurred through September 30, 2016. All expenses have been and will be recorded within the Greatbatch Medical segment and are expected to include the following:

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
The change in accrued liabilities related to the orthopedic facilities optimization is as follows (in thousands):

	Severance and Retention	Accelerated Depreciation/Asset Write-offs	Other	Total
At January 1, 2016	$—	$—	$—	$—
Restructuring charges	—	202	426	628
Write-offs	—	(202)	—	(202)
Cash payments	—		(426)	(426)
At September 30, 2016	$—	$—	$—	$—

Lake Region Medical consolidations. In 2014, Lake Region Medical initiated plans to close its Arvada, CO site, consolidate its two Galway, Ireland sites into one facility, and other restructuring actions that will result in a reduction in staff across manufacturing and administrative functions at certain locations. This initiative is expected to be substantially completed by the end of 2016.
During the third quarter of 2016, the Company announced the planned closure of its Clarence, NY facility. The machined component product lines manufactured in this facility will be transferred to other Integer locations in the U.S. The project is expected to be completed by the first quarter of 2018.
The total capital investment expected to be incurred for these initiatives is between $5.0 million and $6.0 million, of which $1.7 million has been expended through September 30, 2016. Total expense expected to be incurred for these initiatives are between $20.0 million and $25.0 million, of which $9.3 million has been incurred through September 30, 2016. All expenses related to these initiatives have been and will be recorded within the applicable segment and corporate cost centers that the expenditures relate to and are expected to include the following:

•	Employee costs: $8.0 million - $10.0 million;

•	Accelerated depreciation and asset write-offs: approximately $1.0 million - $2.0 million; and

•	Other: $11.0 million - $13.0 million.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

9.	OTHER OPERATING EXPENSES, NET (Continued)
Other expenses primarily consist of production inefficiencies, moving, revalidation, personnel, training, consulting, and travel costs associated with these consolidation projects. All expenses are cash expenditures.
The change in accrued liabilities related to the Lake Region Medical consolidation initiatives is as follows (in thousands):

	Employee Costs	Accelerated Depreciation/Asset Write-offs	Other	Total
At January 1, 2016	$3,667	$—	$596	$4,263
Restructuring charges	4,646	907	1,802	7,355
Write-offs	—	(907)	—	(907)
Cash payments	(7,392)	—	(1,942)	(9,334)
At September 30, 2016	$921	$—	$456	$1,377
Acquisition and integration costs. During the third quarter and first nine months of 2016, the Company incurred $0.2 million and $4.2 million, respectively, in transaction costs related to the acquisition of Lake Region Medical. During the third quarter of 2015, the Company incurred $5.1 million of such costs. Transaction costs primarily relate to change-in-control payments to former Lake Region Medical executives, as well as professional and consulting fees. Additionally, during the third quarter and first nine months of 2016, the Company incurred $5.2 million and $18.9 million, respectively, in Lake Region Medical integration costs, which primarily included professional, consulting, severance, retention, relocation, and travel costs. As of September 30, 2016, $5.8 million of acquisition and integration costs related to the Lake Region Medical acquisition are accrued. Total expense expected to be incurred in connection with the integration of Lake Region Medical is between $40.0 million and $50.0 million, of which $31.7 million were incurred through September 30, 2016. Total capital expenditures for this initiative are expected to be between $20.0 million and $25.0 million, the incurrence of which have not been material to date. Expenses related to this initiative were recorded to corporate unallocated expenses, the Greatbatch Medical segment and the Lake Region Medical segment.
Asset dispositions, severance and other. During 2016 and 2015, the Company recorded losses in connection with various asset disposals and/or write-downs. In addition, during the first nine months of 2016 and 2015, the Company incurred legal and professional costs in connection with the Spin-off of $4.4 million ($0.02 million in the third quarter of 2016) and $4.6 million ($3.1 million in the third quarter of 2015), respectively. Total transaction related costs incurred for the Spin-off since inception were $10.4 million. Expenses related to the Spin-off were primarily recorded within the corporate unallocated and the QiG segment. Refer to Note 2 “Divestiture and Acquisition” for additional information on the Spin-off.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

10.	INCOME TAXES
The income tax provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the estimate of the annual effective tax rate is updated, and if the estimated effective tax rate changes, a cumulative adjustment is made. There is a potential for volatility of the effective tax rate due to several factors, including discrete items, changes in the mix of the pre-tax income and the jurisdictions to which it relates, changes in tax laws and foreign tax holidays, business reorganizations, settlements with taxing authorities and foreign currency fluctuations. The effective tax rate for the first nine months of 2016 and 2015 was 41.3% and 20.4%, respectively. The effective tax rate for the first nine months of 2016 includes the impact of a $1.6 million ($2.9 million for the third quarter of 2016) of net discrete tax benefits related to Lake Region Medical and Spin-off transaction costs. For fiscal year 2016, the effective tax rate is expected to be approximately (30%). The tax benefit for the third quarter and expected tax benefit for full year 2016 is due to these discrete tax items, as well as Company having projected losses in higher tax rate jurisdictions and income in lower tax rate jurisdictions.
As of September 30, 2016, the balance of unrecognized tax benefits is approximately $9.8 million. It is reasonably possible that a reduction of up to $0.1 million of the balance of unrecognized tax benefits may occur within the next twelve months as a result of potential audit settlements. Approximately $9.0 million of the balance of unrecognized tax benefits would favorably impact the effective tax rate, net of federal benefit on state issues, if recognized.

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
Environmental Matters – The Company’s Collegeville, PA facility, which was acquired as part of the Lake Region Medical acquisition, is subject to two administrative consent orders entered into with the U.S. Environmental Protection Agency (the “EPA”), which require ongoing groundwater treatment and monitoring at the site as a result of historic leaks from underground storage tanks. Upon approval by the EPA of the Company’s proposed post remediation care plan, which requires a continuation of the groundwater treatment and monitoring process at the site, the Company expects that the consent orders will be terminated. The Company expects a decision from the EPA on whether the Company’s post remediation care plan has been approved during the fourth quarter of 2016 or early 2017. The groundwater treatment process at the Collegeville facility consists of a groundwater extraction and treatment system and the performance of annual sampling of a defined set of groundwater wells as a means to monitor containment within approved boundaries. The Company does not expect this environmental matter will have a material effect on its condensed consolidated results of operations, financial position or cash flows.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

11.	COMMITMENTS AND CONTINGENCIES (Continued)
In January 2015, Lake Region Medical was notified by the New Jersey Department of Environmental Protection (“NJDEP”) of the NJDEP’s intent to revoke a no further action determination made by the NJDEP in favor of Lake Region Medical in 2002 pertaining to a property on which a subsidiary of Lake Region Medical operated a manufacturing facility in South Plainfield, New Jersey beginning in 1971. Lake Region Medical sold the property in 2004 and vacated the facility in 2007. In response to the NJDEP’s notice, the Company further investigated the matter and submitted a technical report to the NJDEP in August of 2015 that concluded that the NJDEP’s notice of intent to revoke was unwarranted. After reviewing the Company’s technical report, the NJDEP issued a draft response in May 2016, stating that the NJDEP would not revoke the no further action determination at that time, but would require some additional site investigation to support the Company’s conclusion. The Company is cooperating with the NJDEP and has met with NJDEP representatives to discuss the appropriate scope of the requested additional investigation. The Company does not expect this environmental matter will have a material effect on its condensed consolidated results of operations, financial position or cash flows.
As of September 30, 2016 and January 1, 2016, there was $1.1 million recorded in Other Long-Term Liabilities in the Condensed Consolidated Balance Sheets in connection with these environmental matters.
Product Warranties – The Company generally warrants that its products will meet customer specifications and will be free from defects in materials and workmanship. The Company does not expect future product warranty claims will have a material effect on its condensed consolidated results of operations, financial position, or cash flows. However, there can be no assurance that any future customer complaints or negative regulatory actions regarding the Company’s products, which the Company currently believes to be immaterial, does not become material in the future. The change in product warranty liability was comprised of the following (in thousands):

At January 1, 2016	$3,316
Additions to warranty reserve	1,568
Warranty claims settled	(2,351)
At September 30, 2016	$2,533
Foreign Currency Contracts – From time to time, the Company enters into forward contracts to purchase Mexican pesos in order to hedge the risk of peso-denominated payments associated with operations at its facilities in Mexico. In connection with the Lake Region Medical acquisition, the Company terminated its outstanding forward contracts resulting in a $2.4 million payment to the foreign currency contract counter-party during the fourth quarter of 2015. As of September 30, 2016, the Company had a $0.3 million loss recorded in Accumulated Other Comprehensive Income related to these contracts, which will be amortized to Cost of Sales as the inventory, which the contracts were hedging the cash flows to produce, is sold.
The impact to the Company’s results of operations from its forward contract hedges is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Addition in cost of sales	$929	$562	$2,316	$1,226
Ineffective portion of change in fair value	—	—	—	—
Information regarding outstanding foreign currency contracts designated as cash flow hedges as of September 30, 2016 is as follows (dollars in thousands):

Aggregate Notional Amount	Start Date	End Date	$/Peso	Fair Value	Balance Sheet Location
$4,120	Jan 2016	Dec 2016	0.0584	$(506)	Accrued Expenses
2,795	Apr 2016	Dec 2016	0.0565	(258)	Accrued Expenses
18,490	Jan 2017	Sep 2017	0.0514	(415)	Accrued Expenses
6,164	Oct 2017	Dec 2017	0.0514	(268)	Other Long-Term Liabilities

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

11.	COMMITMENTS AND CONTINGENCIES (Continued)
Self-Insurance Liabilities – As of September 30, 2016, and at various times in the past, the Company self-funded its workers' compensation and employee medical expenses. The Company has established reserves to cover these self-insured liabilities and also maintains stop-loss insurance to limit its exposures under these programs. Claims reserves represent accruals for the estimated uninsured portion of reported claims, including adverse development of reported claims, as well as estimates of incurred but not reported claims. Claims incurred but not reported are estimated based on the Company’s historical experience, which is continually monitored, and accruals are adjusted when warranted by changes in facts and circumstances. The Company’s actual experience may be different than its estimates, sometimes significantly. Changes in assumptions, as well as changes in actual experience could cause these estimates to change. Insurance and claims expense will vary from period to period based on the severity and frequency of claims incurred in a given period. The Company’s self-insurance reserves totaled $6.7 million and $7.9 million as of September 30, 2016 and January 1, 2016, respectively. These accruals are recorded in Accrued Expenses and Other Long-Term Liabilities in the Condensed Consolidated Balance Sheets.

12.	EARNINGS (LOSS) PER SHARE (“EPS”)
The following table illustrates the calculation of basic and diluted EPS (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Numerator for basic and diluted EPS:
Net income (loss)	$11,458	$22	$(1,972)	$17,313
Denominator for basic EPS:
Weighted average shares outstanding	30,782	25,536	30,756	25,424
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units	371	905	—	948
Denominator for diluted EPS	31,153	26,441	30,756	26,372
Basic EPS	$0.37	$—	$(0.06)	$0.68
Diluted EPS	$0.37	$—	$(0.06)	$0.66
The diluted weighted average share calculations do not include the following securities, which are not dilutive to the EPS calculations or the performance criteria have not been met (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Time-vested stock options, restricted stock and restricted stock units	629	260	1,862	268
Performance-vested restricted stock units	373	11	417	10

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

13.	ACCUMULATED OTHER COMPREHENSIVE INCOME
Accumulated Other Comprehensive Income is comprised of the following (in thousands):

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total Pre-Tax Amount	Tax	Net-of-Tax Amount
At July 1, 2016	$(1,179)	$(3,746)	$12,668	$7,743	$1,806	$9,549
Unrealized loss on cash flow hedges	—	(101)	—	(101)	35	(66)
Realized loss on foreign currency hedges	—	929	—	929	(324)	605
Realized loss on interest rate swap hedges	—	50	—	50	(18)	32
Foreign currency translation gain	—	—	3,191	3,191	—	3,191
At September 30, 2016	$(1,179)	$(2,868)	$15,859	$11,812	$1,499	$13,311

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total Pre-Tax Amount	Tax	Net-of-Tax Amount
At January 1, 2016	$(1,179)	$(2,392)	$3,609	$38	$1,332	$1,370
Unrealized loss on cash flow hedges	—	(2,842)	—	(2,842)	995	(1,847)
Realized loss on foreign currency hedges	—	2,316	—	2,316	(810)	1,506
Realized loss on interest rate swap hedges	—	50	—	50	(18)	32
Foreign currency translation gain	—	—	12,250	12,250	—	12,250
At September 30, 2016	$(1,179)	$(2,868)	$15,859	$11,812	$1,499	$13,311

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total Pre-Tax Amount	Tax	Net-of-Tax Amount
At July 3, 2015	$(1,181)	$(3,619)	$9,839	$5,039	$1,784	$6,823
Unrealized loss on cash flow hedges	—	(1,670)	—	(1,670)	584	(1,086)
Realized loss on foreign currency hedges	—	562	—	562	(197)	365
Realized loss on interest rate swap hedges	—	2,169	—	2,169	(759)	1,410
Foreign currency translation gain	—	—	144	144	—	144
At October 2, 2015	$(1,181)	$(2,558)	$9,983	$6,244	$1,412	$7,656

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total Pre-Tax Amount	Tax	Net-of-Tax Amount
At January 2, 2015	$(1,181)	$(2,558)	$11,450	$7,711	$1,412	$9,123
Unrealized loss on cash flow hedges	—	(3,857)	—	(3,857)	1,350	(2,507)
Realized loss on foreign currency hedges	—	1,226	—	1,226	(429)	797
Realized loss on interest rate swap hedges	—	2,631	—	2,631	(921)	1,710
Foreign currency translation loss	—	—	(1,467)	(1,467)	—	(1,467)
At October 2, 2015	$(1,181)	$(2,558)	$9,983	$6,244	$1,412	$7,656
The realized loss relating to the Company’s foreign currency and interest rate swap hedges were reclassified from Accumulated Other Comprehensive Income and included in Cost of Sales and Interest Expense, Net, respectively, in the Condensed Consolidated Statements of Operations and Comprehensive Income.

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
Foreign Currency Contracts – The fair value of foreign currency contracts were determined through the use of cash flow models that utilize observable market data inputs to estimate fair value. These observable market data inputs included foreign exchange rate and credit spread curves. In addition, the Company received fair value estimates from the foreign currency contract counterparties to verify the reasonableness of the Company’s estimates. The Company’s foreign currency contracts are categorized in Level 2 of the fair value hierarchy. The fair value of the Company’s foreign currency contracts will be realized as Cost of Sales as the inventory, which the contracts are hedging the cash flows to produce, is sold, of which approximately $1.7 million is expected to be realized within the next twelve months.
Interest Rate Swaps – The fair value of the Company’s interest rate swaps outstanding at September 30, 2016 were determined through the use of a cash flow model that utilizes observable market data inputs. These observable market data inputs include LIBOR, swap rates, and credit spread curves. In addition, the Company received a fair value estimate from the interest rate swaps counterparty to verify the reasonableness of the Company’s estimate. This fair value calculation was categorized in Level 2 of the fair value hierarchy. The fair value of the Company’s interest rate swaps will be realized as Interest Expense as interest on the corresponding borrowings is accrued.
The following table provides information regarding assets and liabilities recorded at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
	At September 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2016	(Level 1)	(Level 2)	(Level 3)
Assets
Interest rate swap (Note 6)	$75	$—	$75	$—
Liabilities
Foreign currency contracts (Note 11)	$1,447	$—	$1,447	$—
Interest rate swap (Note 6)	$974	$—	$974	$—
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
Potential recoverability is measured by comparing the carrying amount of the asset or asset group to its related total future undiscounted cash flows. If the carrying value is not recoverable, the asset or asset group is considered to be impaired. Impairment is measured by comparing the asset or asset group’s carrying amount to its fair value. When it is determined that useful lives are shorter than originally estimated, and no impairment is present, the rate of depreciation is accelerated in order to fully depreciate the assets over their new shorter useful lives. The Company recorded $1.0 million of impairment charges related to its long-lived assets, which is included in Other Operating Expenses, Net during the first nine months of 2016. The Company did not record any impairment charges related to its long-lived assets during the first nine months of 2015.
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
The Company did not record any impairment charges related to its indefinite-lived intangible assets, including goodwill, during the first nine months of 2016 or 2015, respectively. See Note 5 “Intangible Assets” for additional information on the Company’s intangible assets.
Cost and Equity Method Investments – The Company holds investments in equity and other securities that are accounted for as either cost or equity method investments, which are classified as Other Assets on the Condensed Consolidated Balance Sheets. The total carrying value of these investments is reviewed quarterly for changes in circumstance or the occurrence of events that suggest the Company’s investment may not be recoverable. The fair value of cost or equity method investments is not adjusted if there are no identified events or changes in circumstances that may have a material effect on the fair value of the investments. Gains and losses realized on cost and equity method investments are recorded in Other Expense (Income), Net, unless separately stated. The aggregate recorded amount of cost and equity method investments at September 30, 2016 and January 1, 2016 was $24.4 million and $20.6 million, respectively. The Company’s equity method investment is in a Chinese venture capital fund focused on investing in life sciences companies. This fund accounts for its investments at fair value with the unrealized change in fair value of these investments recorded as income or loss to the fund in the period of change. As of September 30, 2016, the Company owned 7.0% of this fund.
During the nine month periods ended September 30, 2016 and October 2, 2015, the Company did not recognize any impairment charges related to its cost method investments. The fair value of these investments is primarily determined by reference to recent sales data of similar shares to independent parties in an inactive market. This fair value calculation is categorized in Level 2 of the fair value hierarchy. During the nine month periods ended September 30, 2016 and October 2, 2015, the Company recognized a net gain on cost and equity method investments of $0.9 million and $5.1 million, respectively. During the third quarter of 2015, the Company recognized $4.6 million of income from its equity method investment and received a $3.4 million cash distribution, which was classified as a cash flow from operating activities in the Condensed Consolidated Statement of Cash Flows as it represented a return on investment.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

15.	BUSINESS SEGMENT, GEOGRAPHIC AND CONCENTRATION RISK INFORMATION
As a result of the acquisition of Lake Region Medical, the Company has three reportable segments: Greatbatch Medical, QiG and Lake Region Medical. During the first quarter of 2016, the Company completed the Spin-off of a portion of its QiG segment. See Note 2 “Divestiture and Acquisition” for further description of these transactions. As a result of the Lake Region Medical acquisition and the Spin-off, the Company is re-evaluating its internal management and financial reporting structure, which may change its product line and segment reporting in the future. This process is expected to be finalized in 2016.
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
The QiG segment focuses on the design and development of complete medical device systems and components for our OEM customers. After completion of the Spin-off, the operations of QiG primarily consists of CCC. The medical devices QiG designs and develops are full product solutions that utilize the medical technology expertise and capabilities residing within Greatbatch Medical and Lake Region Medical. QiG revenue consists primarily of sales of various medical device products such as implantable pulse generators, programmer systems, battery chargers, patient wands and leads to medical device companies. Once the medical devices developed by QiG reach significant production levels, the responsibility for manufacturing these products may be transferred to Greatbatch Medical.
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
An analysis and reconciliation of the Company’s business segments, product lines and geographic information to the respective information in the Condensed Consolidated Financial Statements follows. Sales by geographic area are presented by allocating sales from external customers based on where the products are shipped (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Product line sales:
Cardio and Vascular	$148,273	$14,107	$426,142	$37,370
Cardiac/Neuromodulation	95,781	75,577	284,479	248,450
Advanced Surgical, Orthopedics, and Portable Medical	95,190	44,976	290,836	150,795
Electrochem	8,870	11,977	30,361	46,232
Elimination of interproduct line sales	(1,547)	—	(4,631)	—
Total sales	$346,567	$146,637	$1,027,187	$482,847

	Three Months Ended		Nine Months Ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Business segment sales:
Greatbatch Medical	$140,458	$144,021	$413,231	$473,784
QiG	2,708	2,776	8,829	10,564
Lake Region Medical	203,913	—	607,122	—
Elimination of intersegment sales(a)	(512)	(160)	(1,995)	(1,501)
Total sales	$346,567	$146,637	$1,027,187	$482,847
(a) Greatbatch Medical sales include approximately $0.2 million and $0.5 million of intersegment sales for the three and nine months ended September 30, 2016, respectively. Lake Region Medical sales include approximately $0.3 million and $1.3 million of intersegment sales for the three and nine months ended September 30, 2016, respectively. Intersegment sales for the three and nine months periods of 2015 are included in the Greatbatch Medical segment.

	Three Months Ended		Nine Months Ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Segment income (loss) from operations:
Greatbatch Medical	$15,986	$21,512	$41,565	$72,179
QiG	562	(7,680)	(5,347)	(20,132)
Lake Region Medical	29,906	—	78,461	—
Total segment income from operations	46,454	13,832	114,679	52,047
Unallocated operating expenses	(9,592)	(12,637)	(37,414)	(28,429)
Operating income	36,862	1,195	77,265	23,618
Unallocated expenses, net	(28,145)	(1,189)	(80,623)	(1,857)
Income (loss) before provision (benefit) for income taxes	$8,717	$6	$(3,358)	$21,761

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

15.	BUSINESS SEGMENT, GEOGRAPHIC AND CONCENTRATION RISK INFORMATION (Continued)

	Three Months Ended		Nine Months Ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Sales by geographic area:
United States	$206,663	$71,545	$612,876	$217,102
Non-Domestic locations:
Puerto Rico	41,745	26,816	120,217	98,247
Belgium	14,256	12,305	52,913	45,690
Rest of world	83,903	35,971	241,181	121,808
Total sales	$346,567	$146,637	$1,027,187	$482,847
Three customers accounted for a significant portion of the Company’s sales as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Customer A	18%	17%	18%	20%
Customer B	18%	19%	16%	18%
Customer C	11%	10%	12%	12%
Total	47%	46%	46%	50%
Long-lived tangible assets by geographic area are as follows (in thousands):

	As of
	September 30, 2016	January 1, 2016
United States	$263,347	$264,556
Rest of world	118,324	114,936
Total	$381,671	$379,492

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

16.	IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
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
Recently Adopted
In September 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments,” which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. This update requires acquiring companies to recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. The guidance in this ASU became effective for the Company on January 2, 2016. See Note 2 “Divestiture and Acquisition” for further description of the measurement-period adjustments made and the Company’s acquisition.
Not Yet Adopted
In August 2016, the FASB issued ASU No. 2016-15 “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments: A Consensus of the FASB Emerging Issues Task Force.” ASU 2016-15 makes targeted changes to how cash receipts and cash payments are presented in the statement of cash flows. The areas specifically addressed include debt prepayment and debt extinguishment costs, the settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, cash premiums paid for and proceeds from corporate-owned life insurance policies, distributions received from equity method investees and cash receipts from payments on transferor’s beneficial interest on securitized trade receivables. Additionally, the amendment states that, in the absence of other prevailing guidance, cash receipts and payments that have characteristics of more than one class of cash flows should have each separately identifiable source or use of cash presented within the most predominant class of cash flows based on the nature of the underlying cash flows. These amendments are effective for the Company in annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this ASU will have on its Condensed Consolidated Statements of Cash Flows.
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
In March 2016, the FASB issued ASU 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.”  ASU 2016-09 changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for the Company in annual and interim reporting periods beginning after December 15, 2016, with early adoption permitted. If an entity early adopts in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period and the entity must adopt all of the amendments from ASU 2016-09 in the same period. The Company is currently evaluating the impact that the adoption of this ASU will have on its Condensed Consolidated Financial Statements.

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
Forward-Looking Statements
Some of the statements contained in this report and other written and oral statements made from time to time by us and our representatives are not statements of historical or current fact. As such, they are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations, and these statements are subject to known and unknown risks, uncertainties and assumptions. Forward-looking statements include statements relating to:

•	future sales, expenses, and profitability;

•	future development and expected growth of our business and industry;

•	our ability to execute our business model and our business strategy;

•	our ability to identify trends within our industries and to offer products and services that meet the changing needs of those markets;

•	our ability to remain in compliance with the financial covenants contained in the agreement governing our Senior Secured Credit Facilities; and

•	projected capital expenditures.
You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or “variations” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially from those stated or implied by these forward-looking statements. In evaluating these statements and our prospects, you should carefully consider the factors set forth below. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary factors and to others contained throughout this report. Except as required by applicable law, we are under no duty to update any of these forward-looking statements after the date of this report or to conform these statements to actual results.
It is not possible to create a comprehensive list of all factors that may cause actual results to differ from the results expressed or implied by our forward-looking statements or that may affect our future results. Some of these factors include the following: our high level of indebtedness following the acquisition of Lake Region Medical, our inability to pay principal and interest on this high level of outstanding indebtedness, or to remaining in compliance with financial and other covenants under our senior secured credit facilities, and the risk that this high level of indebtedness limits our ability to invest in our business and overall financial flexibility; our dependence upon a limited number of customers; customer ordering patterns; product obsolescence; our inability to market current or future products; pricing pressure from customers; our ability to timely and successfully implement cost and capital reduction, synergy, and plant consolidation initiatives; our reliance on third party suppliers for raw materials, products and subcomponents; fluctuating operating results; our inability to maintain high quality standards for our products; challenges to our intellectual property rights; product liability claims; product field actions or recalls; our inability to successfully consummate and integrate acquisitions, including the acquisition of Lake Region Medical, and to realize synergies and benefits from these acquisitions and to operate these acquired businesses in accordance with expectations; our unsuccessful expansion into new markets; our failure to develop new products including system and device products; the timing, progress and ultimate success of pending regulatory actions and approvals; our inability to obtain licenses to key technology; regulatory changes, including Health Care Reform, or consolidation in the healthcare industry; global economic factors including currency exchange rates and interest rates; the resolution of various legal and environmental actions brought against the Company; and other risks and uncertainties that arise from time to time and are described in Item 1A “Risk Factors” of our Annual Report on Form 10-K and in other periodic filings with the SEC. Except as required by applicable law, the Company assumes no obligation to update forward-looking statements in this report whether to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results, financial conditions or prospects, or otherwise.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

Our Business
Integer Holdings Corporation (NYSE: ITGR) is one of the largest medical device outsource (“MDO”) manufacturers in the world serving the cardiac, neuromodulation, orthopedics, vascular, advanced surgical, and power solutions markets. We provide innovative, high quality medical technologies that seek to enhance the lives of patients worldwide. During the fourth quarter of 2015, we acquired all of the outstanding common stock of Lake Region Medical Holdings, Inc. (“Lake Region Medical”). As a result, we have three reportable segments: Greatbatch Medical, QiG Group (“QiG”), and Lake Region Medical. In March 2016, we spun-off of a portion of our QiG segment (the “Spin-off”), which is now an independent publicly traded company known as Nuvectra Corporation (“Nuvectra”). As a result of the Lake Region Medical acquisition and the Spin-off, we are in the process of re-evaluating our internal management and financial reporting structure, which may change our product line and segment reporting in the future. This process is expected to be finalized in 2016. See Note 2 “Divestiture and Acquisition” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for further description of these transactions and Note 15 “Business Segment, Geographic and Concentration Risk Information” for further information on our product lines and business segments.
Effective June 30, 2016, we changed our name from Greatbatch, Inc. (“Greatbatch”) to Integer Holdings Corporation. The new name represents the union of the Greatbatch Medical, Lake Region Medical and Electrochem brands. Integer, meaning whole or complete, signifies our more comprehensive products and service offerings, and a new dimension in our combined capabilities. When used in this report, the terms “Integer,” “we,” “us,” “our” and the “Company” mean Integer Holdings Corporation and its subsidiaries.
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
The QiG segment focuses on the design and development of complete medical device systems and components for our customers. After completion of the Spin-off, the operations of QiG primarily consists of Centro de Construcción de Cardioestimuladores del Uruguay (“CCC”), which was acquired in 2014. QiG seeks to assist customers in accelerating the velocity of innovation while delivering an optimized supply chain and critical cost efficiencies. The medical devices QiG designs and develops are full product solutions that utilize the medical technology expertise and capabilities residing within Greatbatch Medical and Lake Region Medical. QiG revenue consists primarily of sales of various medical device products such as implantable pulse generators, programmer systems, battery chargers, patient wands and leads to medical device companies. Once the medical devices developed by QiG reaches significant production levels, the responsibility for manufacturing these products may be transferred to Greatbatch Medical.
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
Our Acquisitions
On October 27, 2015, we acquired all of the outstanding common stock of Lake Region Medical, headquartered in Wilmington, MA. Lake Region Medical is a manufacturer of interventional and diagnostic wire-formed medical devices and components specializing in minimally invasive devices for cardiovascular, endovascular, and neurovascular applications. This acquisition has added scale and diversity to our operations, which has enhanced customer access and experience by providing a more comprehensive portfolio of technologies. The operating results of Lake Region Medical are included in our Lake Region Medical segment from the date of acquisition. The aggregate purchase price of Lake Region Medical including debt assumed was $1.77 billion, which was funded primarily through new senior secured credit facilities and the issuance of senior notes. Total assets acquired from Lake Region Medical were $2.1 billion. Total liabilities assumed from Lake Region Medical were $1.3 billion. For the first nine months of 2016, Lake Region Medical added approximately $607.1 million to our revenue and decreased our net loss by approximately $27.9 million.
With the acquisition of Lake Region Medical, our main strategic priorities over the next two to three years include, among others, the integration of both legacy companies, driving integration synergies, and the paying down our outstanding debt.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

As previously mentioned, we expect to finalize the process of re-evaluating our internal management and financial reporting structure during 2016. As a result of this process, we may change our product line and/or segment reporting. If we change our segment reporting, we will assess goodwill for impairment and re-allocate our goodwill to the new reporting units based on their relative fair value at that time. While the results of our annual impairment reviews have historically not indicated impairment, impairment reviews are highly dependent on management’s projections of our future operating results and cash flows, discount rates based on the Company’s weighted average cost of capital, the Company’s stock price, revenue and adjusted EBITDA multiples, and appropriate benchmark peer companies. Assumptions used in determining future operating results and cash flows include current and expected market conditions, and future sales and earnings forecasts, which incorporate projected future operating efficiencies. Subsequent changes in these assumptions and estimates could result in future impairment charges. Any impairment charges that we record in the future could negatively impact our results of operations and financial condition. A detailed discussion of our impairment testing is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Our Critical Accounting Estimates” in our Annual Report on Form 10-K. Despite our lower than expected revenue and adjusted EBITDA, and reduction in our stock price during 2016, we believe that no impairment of goodwill or intangible assets was indicated for any of our reporting units as of September 30, 2016. This determination was based upon management’s evaluation, which took into consideration our current and expected results to date, current revenue and adjusted EBITDA multiples, and the significant cushion that existed as of the last goodwill impairment analysis. However, there can be no assurances that our goodwill and/or intangible assets will not be impaired in future periods if future operating results and cash flows continue to deteriorate, are less than our projections, and/or we continue to have a sustained decrease in our stock price.
Our Customers
Our products are designed to provide reliable, long-lasting solutions that meet the evolving requirements and needs of our customers. The nature and extent of our selling relationships with each customer are different in terms of breadth of products purchased, purchased product volumes, length of contractual commitment, ordering patterns, inventory management, and selling prices.
Our Greatbatch Medical and Lake Region Medical customers include large multinational original equipment manufacturers (“OEMs”) and their subsidiaries, such as Abbott Laboratories, Biotronik, Boehringer Ingelheim, Boston Scientific, Halliburton Company, Johnson & Johnson, LivaNova, Medtronic, Nevro Corp., Philips Healthcare, Smith & Nephew, St. Jude Medical, Stryker, and Zimmer Biomet. For the nine months ended September 30, 2016, Johnson & Johnson, Medtronic, and St. Jude Medical collectively accounted for 46% of our total sales. QiG customers include various early stage medical device companies.
Financial Overview
For the third quarter and first nine months of 2016, sales increased $199.9 million, or 136%, and $544.3 million, or 113%, respectively, in comparison to the prior year periods. Included in these periods is $203.9 million and $607.1 million of sales contributed by Lake Region Medical, respectively. Sales for the first nine months of 2016 also include the impact of foreign currency exchange rate fluctuations, which reduced Greatbatch Medical sales by approximately $1 million in comparison to the prior year due to the strengthening dollar versus the Euro. Foreign currency exchange rate fluctuations did not materially impact Greatbatch Medical sales for the third quarter of 2016. Excluding the impact of these items, our organic constant currency sales decreased 4% and 13% for the third quarter and first nine months of 2016 in comparison to the prior year, respectively. These decreases were primarily due to 1) the reduction of shipments in a limited number of cardiac rhythm management (“CRM”) customer programs; 2) the decline in energy market-driven revenue; and 3) a decline due to contractual price reductions. These decreases were partially offset by growth in sales to our neuromodulation customers during the first half of 2016. Lake Region Medical revenues were consistent with the prior year for the quarter and year-to-date periods.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

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
A reconciliation of GAAP net income (loss) and diluted earnings (loss) per share (“EPS”) to adjusted amounts is as follows (in thousands, except per share amounts):

	Three Months Ended
	September 30, 2016			October 2, 2015
	Pre-Tax	Net Income	Per Diluted Share	Pre-Tax	Net Income	Per Diluted Share
Income and diluted EPS as reported (GAAP)	$8,717	$11,458	$0.37	$6	$22	$—
Adjustments:
Amortization of intangibles(a)	9,473	6,702	0.22	3,243	2,271	0.09
IP related litigation (SG&A)(a)(b)	499	324	0.01	1,127	733	0.03
Consolidation and optimization expenses (OOE)(a)(c)	7,779	6,409	0.21	5,473	4,523	0.17
Acquisition and integration expenses (OOE)(a)(d)	5,319	3,492	0.11	5,202	4,845	0.18
Asset dispositions, severance and other (OOE)(a)(e)	272	36	—	3,169	2,468	0.09
Lake Region Medical transaction costs (interest expense)(a)(f)	—	—	—	4,788	3,112	0.12
Loss (gain) on cost and equity method investments, net (other expense (income), net)(a)	245	159	0.01	(4,579)	(2,976)	(0.11)
Tax adjustments(g)	—	(2,784)	(0.09)	—	400	0.02
Taxes(a)	(6,508)	—	—	(3,031)	—	—
Adjusted net income and diluted EPS (Non-GAAP)(h)	$25,796	$25,796	$0.83	$15,398	$15,398	$0.58
Adjusted effective tax rate/diluted weighted average shares (a)	20.1%	31,153		16.4%	26,441

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

	Nine Months Ended
	September 30, 2016			October 2, 2015
	Pre-Tax	Net Income	Per Diluted Share	Pre-Tax	Net Income	Per Diluted Share
Income (loss) and diluted EPS as reported (GAAP)	$(3,358)	$(1,972)	$(0.06)	$21,761	$17,313	$0.66
Adjustments:
Amortization of intangibles(a)	28,451	20,125	0.64	10,008	6,996	0.27
IP related litigation (SG&A)(a)(b)	2,691	1,749	0.06	3,286	2,136	0.08
Consolidation and optimization expenses (OOE)(a)(c)	21,804	17,698	0.57	19,202	15,422	0.58
Acquisition and integration expenses (OOE)(a)(d)	23,143	15,148	0.49	5,366	4,961	0.19
Asset dispositions, severance and other (OOE)(a)(e)	5,057	4,459	0.14	4,881	3,600	0.14
Lake Region Medical transaction costs (interest expense)(a)(f)	—	—	—	4,788	3,112	0.12
Gain on cost and equity method investments, net (other expense (income), net)(a)	(932)	(606)	(0.02)	(5,119)	(3,327)	(0.13)
Tax adjustments(g)	—	(2,784)	(0.09)	—	1,200	0.05
Taxes(a)	(23,039)	—	—	(12,760)	—	—
Adjusted net income and diluted EPS (Non-GAAP)(h)	$53,817	$53,817	$1.72	$51,413	$51,413	$1.95
Adjusted effective tax rate/diluted weighted average shares (a)(i)	30.0%	31,211		19.9%	26,372

(a)
The difference between pre-tax and net income (loss) amounts is the estimated tax impact related to the respective adjustment. Net income amounts are computed using a 35% U.S., Mexico, Germany, and France statutory tax rate, a 0% Swiss tax rate, a 20% Netherlands statutory tax rate, a 25% Uruguay statutory tax rate, and a 12.5% Ireland statutory tax rate. Expenses that are not deductible for tax purposes (i.e. permanent tax differences) are added back at 100%.

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

(d)
During 2016 and 2015, we incurred acquisition and integration costs related to the acquisition of Lake Region Medical, which was acquired in October 2015. During 2015, we incurred costs related to the integration of CCC Medical Devices, which was acquired in August 2014.

(e)	Costs consist primarily of legal and professional fees incurred in connection with the Spin-off, which was completed in March 2016.

(f)	During the third quarter of 2015, we recorded transaction costs (i.e. debt commitment fees, interest rate swap termination costs) in connection with our acquisition of Lake Region Medical.

(g)
Tax adjustments for the 2016 periods include a discrete tax benefit related to certain transaction costs of the Lake Region Medical acquisition and the Spin-off. For the 2015 periods, tax adjustments consist of the 2015 Federal R&D tax credit, which was enacted during the fourth quarter of 2015 and has been permanently reinstated. Amounts assume that the tax credit was effective at the beginning of the year for 2015.

(h)	The per share data in this table have been rounded to the nearest $0.01 and therefore may not sum to the total.

(i)
Adjusted diluted weighted average shares for the year-to-date 2016 period includes 455,000 of potentially dilutive shares not included in the computation of diluted weighted average common shares for GAAP diluted EPS purposes because their effect would have been anti-dilutive given our net loss during that period.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

GAAP diluted EPS for the third quarter and first nine months of 2016 was income of $0.37 per share and a loss of $0.06 per share, respectively, compared to $0.00 and income of $0.66 per share, respectively for the comparable 2015 periods. Adjusted diluted EPS of $0.83 and $1.72 per share for the third quarter and first nine months of 2016, respectively, increased 43% and decreased 12%, respectively, in comparison to the prior year periods. The primary drivers behind these variances are as follows:

•	GAAP and adjusted diluted EPS for the third quarter and nine month periods of 2016 includes $29.9 million and $78.5 million, respectively, of operating income added from Lake Region Medical;

•	The organic constant currency decline in sales as discussed above;

•	A $7.0 million and $13.5 million increase in operating income (primarily lower SG&A and RD&E Costs) for the quarter and nine month period comparisons, respectively, due to the Spin-off;

•
The third quarter and nine month periods of 2016 includes the benefit of approximately $11 million and $25 million, respectively, of synergies realized in connection with our acquisition of Lake Region Medical;

•
A $22.0 million and $75.2 million increase in interest expense for the third quarter and nine month period comparisons, respectively, due to the debt incurred in connection with the Lake Region Medical acquisition in October 2015;

•
The third quarter and nine month period 2016 GAAP effective tax rate includes $2.9 million and $1.6 million, respectively, of net discrete tax benefits related to Lake Region Medical and Spin-off transaction costs, which are added back for adjusted diluted EPS purposes;

•	The addition of 5 million shares of common stock issued in connection with the Lake Region Medical acquisition; and

•
The decrease in GAAP diluted EPS for the nine month period was also attributable to a $20.6 million increase in acquisition, integration and Spin-off related expenses over the comparable 2015 period, which are included in GAAP results, but are excluded from adjusted amounts.

A reconciliation of net income (loss) as reported (GAAP) to EBITDA and adjusted EBITDA is as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	October 2,	September 30,	October 2,
	2016	2015	2016	2015
Net income (loss) as reported (GAAP)	$11,458	$22	$(1,972)	$17,313

Interest expense	27,870	5,825	83,395	8,151
Provision (benefit) for income taxes	(2,741)	(16)	(1,386)	4,448
Depreciation	12,893	5,504	38,963	16,933
Amortization	9,473	3,243	28,451	10,008
EBITDA (Non-GAAP)	58,953	14,578	147,451	56,853

IP related litigation	499	1,127	2,691	3,286
Stock-based compensation expense	1,950	3,027	5,773	8,999
Consolidation and optimization expenses	7,779	5,473	21,804	19,202
Acquisition and integration expenses	5,319	5,202	23,143	5,366
Asset dispositions, severance and other	272	3,169	5,057	4,881
Noncash (gain) loss on cost and equity method investments	245	(1,178)	(270)	(1,718)
Adjusted EBITDA (Non-GAAP)	$75,017	$31,398	$205,649	$96,869
Adjusted EBITDA as a % of sales (Non-GAAP)	21.6%	21.4%	20.0%	20.1%

The primary driver behind the increases in adjusted EBITDA for the third quarter and first nine months of 2016 versus the comparable 2015 periods was approximately $48 million and $136 million, respectively, of adjusted EBITDA added from Lake Region Medical, partially offset by lower sales and gross profit from legacy Greatbatch Medical during the same periods as discussed above. Additionally, the Spin-off of Nuvectra accounted for approximately $7 million and $13 million of the increase in our adjusted EBITDA for the third quarter and nine month periods, respectively.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

As of the end of the 2016 third quarter, we are in compliance with the financial covenants of our senior secured credit facilities. We are actively monitoring our financial covenant compliance and based upon our current expectations for our 2016 adjusted EBITDA, as defined in the agreement governing our Senior Secured Credit Facilities, there is a potential that we will not be able to meet our minimum interest coverage ratio at year-end 2016. We are working with the administrative agent under the agreement governing our Senior Secured Credit Facilities to obtain an amendment or waiver of our financial covenants before year-end. If a waiver or amendment cannot be obtained from our lenders, an event of default may occur. An event of default under our debt agreements may result in the acceleration of our indebtedness. As a result, management believes that compliance with these covenants is material to us. See the “Liquidity and Capital Resources” section of this Item for further discussion on our debt covenants and liquidity.
Financial Outlook
Our current full-year 2016 outlook is as follows (in millions, except for per share amounts):

	GAAP		Adjusted Comparable Basis
	High	Low	High	Low
Revenue	$1,396	$1,376	$1,395	$1,375
Net Income	$13	$9	$86	$82
Earnings per Diluted Share	$0.42	$0.27	$2.75	$2.60
EBITDA	N/A	N/A	$295	$285

Adjusted Comparable Basis net income and EPS for 2016 are expected to consist of GAAP net income and EPS, excluding items such as intangible amortization (approximately $40 million), IP related litigation costs, and consolidation, acquisition, integration, and asset disposition/write-down charges totaling approximately $105 million. The after-tax impact of these items is estimated to be approximately $70 million, or approximately $2.25 per diluted share. Additionally, our comparable basis revenue, adjusted effective tax rate, adjusted net income, adjusted diluted EPS and adjusted EBITDA guidance excludes the results of Nuvectra prior to its spin-off on March 14, 2016, of $1.2 million, a tax benefit of $1.4 million, a loss of $2.6 million, a loss of $0.08 per share, and $3.7 million of adjusted EBITDA, respectively.
With respect to our expectations under “Financial Outlook” above, for adjusted comparable basis net income, adjusted comparable basis earnings per diluted share, and adjusted comparable basis EBITDA, except as described above, further reconciliations by line item to the closest corresponding GAAP financial measures are not available without unreasonable efforts on a forward-looking basis due to the high variability, complexity and visibility with respect to charges excluded from these non-GAAP financial measures.
Our CEO’s View
Our third quarter results demonstrate that the steps we have taken are beginning to stabilize our business. Our focus on reducing costs, improving working capital, and business process optimization is progressing well and has allowed us to stem the revenue and adjusted EBITDA declines we saw during the first half of the year. Our outlook for the remainder of the year further demonstrates this business stabilization. With that said, we acknowledge that we have work to do in order to further stabilize our business and bring us back to predictable revenue growth.
We believe there is a significant opportunity to expand and grow our business. Today, a relatively low percentage of medical device manufacturing is outsourced, and the market is highly fragmented. Our competencies in manufacturing, core technologies, quality control, and operational excellence will allow our customers to leverage significant benefits provided by Integer. As we work closely with our customers, and deepen those relationships, we feel we have established a better line of sight to our customer’s programs, demand plans and growth objectives, which will help us better manage our business and product line forecasts. Integer’s value proposition remains intact and we believe we are well-positioned within the medical technology market, with a broad suite of technologies, capabilities and product offerings to deliver innovative, cost-effective solutions to our customers in order to enrich the lives of patients worldwide.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

Product Development
Greatbatch Medical and Lake Region Medical
We believe our core business is well positioned because our OEM customers are able to leverage our portfolio of intellectual property, and we continue to build a healthy pipeline of diverse medical technology opportunities. The combination with Lake Region Medical brought together two highly complementary organizations that we believe can provide a new level of industry leading capabilities and services to OEM customers while building value for our stockholders. Through this transformative deal, we believe we are at the forefront of innovating technologies and products that help change the face of healthcare, providing our customers with a distinct advantage as they bring complete systems and solutions to market. In turn, our customers will be able to accelerate patient access to life enhancing therapies. We believe that the combined company will be able to offer a substantially more comprehensive portfolio of products and services to our customers utilizing the best technologies, providing a single point of support, and driving optimal outcomes. Additionally, by combining the capabilities of both Greatbatch Medical and Lake Region Medical, we now have a full suite of device-level competencies that allow us to innovate across our product categories. Some of the more significant product development opportunities Greatbatch Medical and Lake Region Medical are pursuing are as follows:

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
QiG
Through QiG, we can develop or assist our customers in developing complete medical devices. After completion of the Spin-off, our design and development of complete medical device systems is being facilitated by our combined teams in Greatbatch Medical, Lake Region Medical, and CCC. We are now able to more broadly partner with medical device companies, leveraging Greatbatch Medical’s and Lake Region Medical’s discrete technology and design and manufacturing expertise for core components, as well as the capabilities of CCC regarding full devices, which we believe will enhance our medical device innovation efforts.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

Cost Savings and Consolidation Efforts
In 2016 and 2015, we recorded charges in other operating expenses, net related to various cost savings and consolidation initiatives. These initiatives were undertaken to improve our operational efficiencies and profitability, the most significant of which are as follows (dollars in millions):

Initiative	Expected Expense	Expected Capital	Expected Benefit to Operating Income(a)	Expected Completion
2014 investments in capacity and capabilities	$46 - $52	$25 - $28	> $20	2017
Orthopedic facilities optimization	$45 - $48	$31 - $35	$15 - $20	2017
Lake Region Medical consolidations	$20 - $25	$5 - $6	$12 - $13	2018

(a)
Represents the annual benefit to our operating income expected to be realized from these initiatives through cost savings and/or increased capacity. These benefits will be phased in over time as the various initiatives are completed, and some of which are already included in our current period results.

See Note 9 “Other Operating Expenses, Net” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for additional information about the timing, cash flow impact and amount of future expenditures for these initiatives. We continually evaluate our operating structure in order to maximize efficiencies and drive margin expansion. Future charges are expected to be incurred as a result of the consolidation and optimization of the combined Greatbatch Medical and Lake Region Medical businesses. We seek to create an optimized manufacturing footprint, leveraging our increased scale and product capabilities while also supporting the needs of our customers. Our efforts will include:

◦	potential manufacturing consolidations;

◦	continuous improvement;

◦	productivity initiatives;

◦	direct material and indirect expense savings opportunities; and

◦	the establishment of centers of excellence around the world.
In September 2016, we announced the planned closure and transfer of product lines of our Clarence, NY facility. We will be transferring these machined component product lines to other Integer locations in the U.S. The project is expected to take 12 to 18 months and will generate estimated annual synergies of approximately $4 million starting in 2018.
For 2016, we expect to achieve between $30 million to $35 million in net synergies in connection with our acquisition of Lake Region Medical, which exceeds our $25 million annual net synergies target. These net synergies are expected to increase to $60 million by 2018. We expect the investment necessary to achieve these synergies to be approximately $60 million to $75 million, which consists of $20 million to $25 million in capital expenditures and $40 million to $50 million of operating expenses over a period of three years following completion of the acquisition.
Our Financial Results
We utilize a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31. For 52-week years, each quarter contains 13 weeks. The third quarter and first nine months of 2016 and 2015 ended on September 30, and October 2, respectively, and each contained 13 weeks and 39 weeks, respectively.
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
We are currently in the process of re-evaluating our internal management and financial reporting structure, which may change our product line and segment reporting in the future. This process is expected to be finalized in 2016.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

The following tables present certain selected financial information derived from our Condensed Consolidated Financial Statements for the periods presented (dollars in thousands, except per share):

	Three Months Ended
	September 30,	October 2,	Change
	2016	2015	$	%
Sales:
Cardio and Vascular	$148,273	$14,107	$134,166	N/A
Cardiac/Neuromodulation	95,781	75,577	20,204	27%
Advanced Surgical, Orthopedics, and Portable Medical	95,190	44,976	50,214	112%
Electrochem	8,870	11,977	(3,107)	(26)%
Elimination of interproduct line sales	(1,547)	—	(1,547)	N/A
Total Sales	346,567	146,637	199,930	136%
Cost of sales	248,658	94,991	153,667	162%
Gross profit	97,909	51,646	46,263	90%
Gross profit as a % of sales	28.3%	35.2%
Selling, general and administrative expenses (“SG&A”)	36,265	22,308	13,957	63%
SG&A as a % of sales	10.5%	15.2%
Research, development and engineering costs, net (“RD&E”)	11,412	14,299	(2,887)	(20)%
RD&E as a % of sales	3.3%	9.8%
Other operating expenses, net	13,370	13,844	(474)	(3)%
Operating income	36,862	1,195	35,667	N/A
Operating margin	10.6%	0.8%
Interest expense, net	27,870	5,825	22,045	378%
Other expense (income), net	275	(4,636)	4,911	N/A
Income before benefit for income taxes	8,717	6	8,711	N/A
Benefit for income taxes	(2,741)	(16)	(2,725)	N/A
Effective tax rate	(31.4)%	N/A
Net income	$11,458	$22	$11,436	N/A
Net margin	3.3%	—%
Diluted earnings per share	$0.37	$—	$0.37	N/A

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

	Nine Months Ended
	September 30,	October 2,	Change
	2016	2015	$	%
Sales:
Cardio and Vascular	$426,142	$37,370	$388,772	N/A
Cardiac/Neuromodulation	284,479	248,450	36,029	15%
Advanced Surgical, Orthopedics, and Portable Medical	290,836	150,795	140,041	93%
Electrochem	30,361	46,232	(15,871)	(34)%
Elimination of interproduct line sales	(4,631)	—	(4,631)	N/A
Total Sales	1,027,187	482,847	544,340	113%
Cost of sales	741,779	320,852	420,927	131%
Gross profit	285,408	161,995	123,413	76%
Gross profit as a % of sales	27.8%	33.5%
SG&A	115,781	69,021	46,760	68%
SG&A as a % of sales	11.3%	14.3%
RD&E	42,358	39,907	2,451	6%
RD&E as a % of sales	4.1%	8.3%
Other operating expenses, net	50,004	29,449	20,555	70%
Operating income	77,265	23,618	53,647	227%
Operating margin	7.5%	4.9%
Interest expense, net	83,395	8,151	75,244	N/A
Other income, net	(2,772)	(6,294)	3,522	(56)%
Income (loss) before provision (benefit) for income taxes	(3,358)	21,761	(25,119)	N/A
Provision (benefit) for income taxes	(1,386)	4,448	(5,834)	(131)%
Effective tax rate	41.3%	20.4%
Net income (loss)	$(1,972)	$17,313	$(19,285)	(111)%
Net margin	(0.2)%	3.6%
Diluted earnings (loss) per share	$(0.06)	$0.66	$(0.72)	(109)%
Product Line Sales Highlights
For the third quarter and first nine months of 2016, Cardio and Vascular sales increased $134.2 million and $388.8 million, respectively, versus the comparable 2015 periods. These increases were primarily attributable to the acquisition of Lake Region Medical, which added approximately $136 million and $394 million, respectively, of revenue to this product line. Foreign currency exchange rates did not have a material impact on sales in comparison to the prior year. On an organic constant currency basis, which comparison disregards revenue provided by Lake Region Medical, Cardio and Vascular sales for the third quarter and first nine months of 2016 decreased 10% and 13%, respectively, primarily due to specific customers’ working down their inventory levels.
For the third quarter and first nine months of 2016, Cardiac/Neuromodulation sales increased $20.2 million and $36.0 million, respectively, versus the comparable 2015 periods. The Lake Region Medical acquisition added approximately $16 million and $53 million of revenue to this product line, respectively. Foreign currency exchange rates did not have a material impact on sales in comparison to the prior year. On an organic constant currency basis, third quarter and first nine months of 2016 Cardiac/Neuromodulation sales increased 4% and decreased 8%, respectively. Cardiac/Neuromodulation sales for the first nine months of 2016 were negatively impacted by reduced shipments in a limited number of CRM customer programs, resulting in lower orders compared to the prior year, and contractual price reductions. These impacts were driven by both internal and external delays in product launches, customer clinical market share changes, customers lowering inventory levels, and order disruption due to acquisition-related influences in the medical technology markets. These factors were partially offset by growth in sales to neuromodulation customers in the first half of 2016. Cardiac/Neuromodulation sales stabilized during the third quarter of 2016, as the impact of certain CRM customer programs, which negatively impacted the first half of 2016, began to subside. We believe that the challenges we faced during the first half of the year in this product line are now behind us.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

For the third quarter and first nine months of 2016, Advanced Surgical, Orthopedics, and Portable Medical sales increased $50.2 million and $140.0 million, respectively, versus the comparable 2015 periods. This increase was primarily attributable to the acquisition of Lake Region Medical, which added approximately $54 million and $163 million, respectively, of revenue to this product line. Foreign currency exchange rates had a negative $1 million impact on legacy Greatbatch Medical sales for this product line in comparison to the prior year nine month period. Foreign currency exchange rate fluctuations did not materially impact legacy Greatbatch Medical sales for this product line for the third quarter of 2016. On an organic constant currency basis, third quarter and first nine months of 2016 Advanced Surgical, Orthopedics, and Portable Medical sales decreased 8% and 15%, respectively, which was primarily due to portable medical customers building safety stock in the fourth quarter of 2015 in anticipation of our product line transfers, thus lowering orders in the first quarter of 2016, a backlog in shipments to one specific Portable Medical customer, and price concessions made in return for long-term volume commitments. As we look to 2017, we see slight revenue growth opportunities driven by new product launches and acceleration in targeted areas.
For the third quarter and first nine months of 2016, Electrochem sales declined 26% and 34%, respectively, versus the comparable 2015 periods. Foreign currency exchange rates did not materially impact this product line during the quarter and the Lake Region Medical acquisition did not add any revenue to this product line. Our Electrochem product line continues to trend with the health of the oil and gas market. Although we have seen revenue declines throughout the first nine months of 2016, primarily driven by the prolonged downturn in the energy market, our customers are indicating that they believe the market has bottomed out and there are signs of a slow recovery. Electrochem volumes with our military and environmental customers remain stable. As the market has contracted, we have been able to advance our competitive position with key strategic customers resulting in multi-year supply agreements and the opportunity to quote on significant new business opportunities. We are actively pursuing new customer and market opportunities, developing new product solutions and investing in R&D to advance our technology. As we manage the Electrochem product line through this challenging revenue period, we are rationalizing our cost structure and maintaining inventory at appropriate levels to improve our return on invested capital.
Gross Profit
Changes to gross profit as a percentage of sales (“Gross Margin”) from the prior year were due to the following:

	Change From Prior Year
	Three Months	Nine Months
Impact of Lake Region Medical(a)	(3.1)%	(3.3)%
Production efficiencies, volume and mix(b)	(3.6)%	(3.4)%
Performance-based compensation(c)	1.7%	1.2%
Price(d)	(2.4)%	(2.0)%
Other	0.5%	1.8%
Total percentage point change to gross profit as a percentage of sales	(6.9)%	(5.7)%

(a)	Amount represents the impact to our Gross Margin related to Lake Region Medical, which was acquired in October 2015 and historically had lower Gross Margins than Greatbatch Medical.

(b)
Our Gross Margin for 2016 has been negatively impacted by lower production volumes, as well as a higher mix of sales of lower margin products partially offset by production efficiencies gained as a result of our investments in capacity and capabilities.

(c)	Amount represents the change in performance-based compensation versus the prior year and is recorded based upon the actual results achieved.

(d)	Our Gross Margin for 2016 has been negatively impacted by price concessions given to our larger OEM customers in return for long-term volume commitments.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

SG&A Expenses
Changes to SG&A expenses from the prior year were due to the following (in thousands):

	Change From Prior Year
	Three Months	Nine Months
Performance-based compensation(a)	$(1,099)	$(1,374)
Legal fees(b)	(665)	(1,245)
Nuvectra SG&A(c)	(3,914)	(6,277)
Impact of Lake Region Medical acquisition(d)	16,256	52,609
Other(e)	3,379	3,047
Net increase in SG&A	$13,957	$46,760

(a)	Amounts represent the change in performance-based compensation versus the prior year period and is recorded based upon actual results achieved.

(b)
Amounts represent the change in legal costs compared to the prior year period and includes IP related defense costs, as well as other corporate initiatives. In 2013, we filed suit against one of our cardiac/neuromodulation competitors alleging they were infringing on our IP. In January 2016, a jury returned a verdict finding in favor of Integer and awarded us $37.5 million in damages. The finding is subject to post-trial proceedings, including a possible appeal by our competitor. We have not recorded any gains in connection with this litigation as no cash has been received. Costs associated with this litigation accounted for approximately $0.6 million of the quarter over quarter and year over year decreases in SG&A expenses from 2015 to 2016 as the trial for this litigation concluded in the first quarter of 2016.

(c)	Amounts represent the decrease in SG&A costs attributable to Nuvectra, which was spun-off in March 2016.

(d)
Amounts represent the incremental SG&A expenses from Lake Region Medical, which was acquired in October 2015. Note that the three and nine month amounts are approximately $20 million and $70 million, respectively, below the prior year Lake Region Medical amounts on a pro forma basis reflecting the synergies realized in connection with the acquisition.

(e)
Amounts represent the net impact of various increases and decreases to SG&A costs and include the impact of normal increases in operating costs as well as increased costs associated with operating a Company that is nearly double the size of a year ago.

RD&E Expenses, Net
Net RD&E expenses are comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Research, development and engineering costs	$13,376	$15,551	$46,754	$44,654
Less: cost reimbursements	(1,964)	(1,252)	(4,396)	(4,747)
Total RD&E, net	$11,412	$14,299	$42,358	$39,907
Net RD&E expenses for the 2016 third quarter decreased $2.9 million versus the comparable 2015 period as $0.7 million of higher customer cost reimbursements and $4.1 million less RD&E expenses as a result of the Spin-off was partially offset by $2.8 million of additional RD&E expenses from Lake Region Medical. For the nine months ended September 30, 2016, net RD&E expenses increased $2.5 million versus the comparable 2015 period primarily due to $9.1 million of net RD&E costs added from Lake Region Medical, as well as $0.4 million of lower customer cost reimbursements, which were partially offset by a $8.9 million decrease in RD&E as a result of the Spin-off. The remainder of the year to date increase was attributable to an increased level of research and development investments in order to support organic growth initiatives including development opportunities in the Neurostimulation, Structural Heart, Neuro Vascular and Peripheral Vascular markets, which are expected to generate future revenues over the longer-term.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

Other Operating Expenses, Net
Other Operating Expenses, Net is comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
2014 investments in capacity and capabilities(a)	$4,542	$5,116	$13,821	$17,854
Orthopedic facilities optimization(a)	329	357	628	1,348
Lake Region Medical consolidations(a)	2,908	—	7,355	—
Acquisition and integration costs(b)	5,319	5,202	23,143	5,366
Asset dispositions, severance and other(c)	272	3,169	5,057	4,881
Total other operating expenses, net	$13,370	$13,844	$50,004	$29,449

(a)
Refer to “Cost Savings and Consolidation Efforts” section of this Item and Note 9 “Other Operating Expenses, Net” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for disclosures related to the timing and level of remaining expenditures for these initiatives.

(b)
During the third quarter and first nine months of 2016, we incurred $5.2 million and $18.9 million, respectively, in Lake Region Medical integration costs, which primarily included professional, consulting, severance, retention, relocation, and travel costs. Additionally, during the third quarter and first nine months of 2016, we incurred $0.2 million and $4.2 million, respectively, in transaction costs related to the acquisition of Lake Region Medical, which primarily included change-in-control payments to former Lake Region Medical executives, as well as professional and consulting fees. We incurred $5.1 million in similar costs during the third quarter and first nine months of 2015. Refer to Note 9 “Other Operating Expenses, Net” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for disclosures related to the timing and level of remaining expenditures for acquisition and integration costs.

(c)
During the first nine months of 2016 and 2015, we incurred legal and professional costs in connection with the Spin-off of Nuvectra of $4.4 million ($0.02 million in the third quarter of 2016) and $4.6 million ($3.1 million in the third quarter of 2015), respectively. Refer to Note 2 “Divestiture and Acquisition” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for additional discussion on the Spin-off.

We continually evaluate our operating structure in order to maximize efficiencies and drive margin expansion. Other Operating Expenses, Net for 2016 are expected to be approximately $55 million to $65 million.
Interest Expense
Interest expense for the third quarter of 2016 was $27.9 million compared to $5.8 million for the third quarter of 2015. For the nine months ended September 30, 2016, interest expense totaled $83.4 million compared to $8.2 million for the same period in 2015. These increases were primarily due to $1.76 billion of debt borrowed in connection with the Lake Region Medical acquisition and $55.0 million borrowed in connection with the Spin-off. See Note 6 “Debt” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for additional information pertaining to our debt.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

Other Expense (Income), Net
Other Expense (Income), Net for the first nine months of 2016 and 2015 includes income realized on our cost and equity method investments of $0.9 million ($0.2 million loss for the third quarter of 2016) and $5.1 million ($4.6 million gain for the third quarter of 2015), respectively. As of September 30, 2016, we had $24.4 million of investments in equity and other cost method securities. The total carrying value of these investments is reviewed quarterly for changes in circumstance or the occurrence of events that suggest our investment may not be recoverable. These investments are in start-up research and development companies whose fair value is highly subjective in nature and could be subject to significant fluctuations in the future that could result in material gains or losses.
Other Expense (Income), Net also includes the impact of foreign currency exchange rate fluctuations on transactions denominated in foreign currencies, which decreased (less income) $0.2 million and increased (more income) $0.3 million during the third quarter and first nine months of 2016, respectively, compared to the same periods of 2015. Going forward, we expect the impact of foreign currency exposures could be more significant to our consolidated results versus historical levels given the inclusion of Lake Region Medical’s foreign operations, which increased our exposure to foreign currencies, primarily the Euro, Mexican Peso and Malaysian Ringgit. See Item 3 “Quantitative and Qualitative Disclosures About Market Risk” of this report for disclosures related to our most significant foreign currency exposures.
Provision for Income Taxes
The GAAP effective tax rate for the first nine months of 2016 was 41.3% on $3.4 million of losses before the benefit for income taxes compared to 20.4% on $21.8 million of income before the provision for income taxes for the same period of 2015. The GAAP effective tax rate for the first nine months of 2016 includes the impact of a $1.6 million ($2.9 million for the third quarter of 2016) of net discrete tax benefits related to Lake Region Medical and Spin-off transaction costs. The three and nine month periods of 2015 do not include the benefit of the Federal R&D tax credit, which was enacted during the fourth quarter of 2015 and has been permanently reinstated. For fiscal year 2016, the GAAP effective tax rate is expected to be approximately (30%). The GAAP tax benefit for the third quarter and expected tax benefit for full year 2016 is due to the Company having projected losses in higher tax rate jurisdictions and income in lower tax rate jurisdictions.
Excluding the impact of the above items, our adjusted effective tax rate for the first nine months of 2016 was 30.0%. For the full year, our adjusted effective tax rate is expected to be approximately 25% to 30%. This decrease is primarily attributable to the Company tax affecting its non-GAAP adjustments at the statutory rate, consistent with its adjusted diluted EPS methodology, but at the lower expected full-year effective tax rate for GAAP purposes as required. The impact from these differences is expected to reverse in the fourth quarter of 2016. Cash taxes are expected to be approximately $8 million for 2016.
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

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

Government Regulation
The Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act (collectively “Health Care Reform”) legislated broad-based changes to the U.S. healthcare system that could significantly impact our business operations and financial results, including higher or lower revenue, as well as higher employee medical costs and taxes. Health Care Reform imposes significant new taxes on medical device OEMs, which are expected to result in a significant increase in the tax burden on our industry and which could have a material negative impact on our financial condition, results of operations and our cash flows. Beginning on January 1, 2016, the medical device excise tax was suspended through December 31, 2017, but if this suspension is not continued or made permanent thereafter, the medical device excise tax will be automatically reinstated starting on January 1, 2018. Other elements of Health Care Reform, such as comparative effectiveness research, an independent payment advisory board, payment system reforms including shared savings pilots and other provisions, could meaningfully change the way healthcare is developed and delivered, and may materially impact numerous aspects of our business, results of operations and financial condition. Many significant parts of Health Care Reform will be phased in over the next several years and require further guidance and clarification in the form of regulations.
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
We do not expect customer complaints, voluntary field corrective actions, or negative regulatory actions will have a material effect on our consolidated results of operations, financial position, or cash flows. However, there can be no assurance that any customer complaints, voluntary field corrective actions, or negative regulatory actions regarding our products, that may arise in the future or that which we currently believe to be immaterial, do not have a material effect on our results of operations, financial position or cash flows in the future.
Liquidity and Capital Resources

	As of
(Dollars in thousands)	September 30, 2016	January 1, 2016
Cash and cash equivalents	$44,995	$82,478
Working capital	$325,248	$360,764
Current ratio	2.63	2.69
The decrease in cash and cash equivalents, working capital, and current ratio from the end of 2015 were primarily due to the $76.3 million of cash divested with the Spin-off, which was funded with cash on hand as well as $55.0 million of borrowings on our revolving line of credit. Additionally, cash flows from operating activities for the first nine months of 2016 were $71.8 million, which were used to fund property, plant and equipment purchases of $47.0 million, as well as the repayment of $28.8 million on our outstanding term loans. Of the $45.0 million of cash and cash equivalents on hand as of September 30, 2016, $18.2 million is being held at our foreign subsidiaries and is considered permanently reinvested.
Credit Facilities – As of September 30, 2016, we had senior secured credit facilities (the “Senior Secured Credit Facilities”) that consists of (i) a $200 million revolving credit facility (the “Revolving Credit Facility”), which had $50 million drawn as of September 30, 2016, (ii) a $361 million term loan A facility (the “TLA Facility”), and (iii) a $1,017 million term loan B facility (the “TLB Facility”). Additionally, as of September 30, 2016, we had $360 million aggregate principal amount of 9.125% senior notes due on November 1, 2023 (the “Senior Notes”) outstanding. The Revolving Credit Facility will mature on October 27, 2020, the TLA Facility will mature on October 27, 2021 and the TLB Facility will mature on October 27, 2022. The TLB facility was issued at a 1% discount. The Senior Secured Credit Facilities include mandatory prepayments customary for credit facilities of its nature.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

The Revolving Credit Facility and TLA Facility contain financial covenants requiring (A) a maximum total net leverage ratio (as defined in the agreement governing the Senior Secured Credit Facilities) of 6.5:1.00, subject to step downs beginning in the fourth quarter of 2016 and (B) a minimum interest coverage ratio of adjusted EBITDA (as defined in the Senior Secured Credit Facilities) to interest expense of 3.00:1.00. As of September 30, 2016, our total net leverage ratio, calculated in accordance with our credit agreement, was approximately 5.55 to 1.00. For the twelve month period ended September 30, 2016, our ratio of adjusted EBITDA to interest expense, calculated in accordance with our credit agreement, was approximately 3.11 to 1.00. Failure to comply with these financial covenants would result in an event of default as defined under the Revolving Credit Facility and TLA Facility unless a waiver is received from these lenders. An event of default under the Revolving Credit Facility and TLA Facility may result in the acceleration of our indebtedness. As a result, management believes that compliance with these covenants is material to us. As of September 30, 2016, we were in full compliance with the financial covenants described above. We are actively monitoring our financial covenant compliance and based upon our current expectations for our 2016 adjusted EBITDA, as defined in the agreement governing the Senior Secured Credit Facilities, there is a potential that we will not be able to meet our minimum interest coverage ratio at year-end 2016. We are working with the administrative agent under our credit facilities to obtain an amendment or waiver of our financial covenants before year-end. If a waiver or amendment cannot be obtained from our lenders, an event of default may occur.
The Revolving Credit Facility is supported by a consortium of thirteen banks with no bank controlling more than 27% of the facility. As of September 30, 2016, the banks supporting 88% of the Revolving Credit Facility each had an S&P credit rating of at BBB+ or better, which is considered investment grade. The banks which support the remaining 12% of the Revolving Credit Facility are not currently being rated.
See Note 6 “Debt” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for a further description on the Company’s outstanding debt.
Summary of Cash Flows

	Nine Months Ended
(in thousands)	September 30, 2016	October 2, 2015
Cash provided by (used in):
Operating activities	$71,799	$30,985
Investing activities	(50,885)	(36,875)
Financing activities	(58,865)	(1,830)
Effect of foreign currency exchange rates on cash and cash equivalents	468	(510)
Net change in cash and cash equivalents	$(37,483)	$(8,230)
Operating Activities – The $40.8 million increase was due to a $26.9 million increase in cash flow provided by working capital and a $26.9 million increase in cash net income. The cash flow from working capital accounts primarily related to a $25.0 million decrease in inventory in comparison to the prior year. One of our key strategic priorities is to reduce our working capital levels, and in particular inventory levels, to improve our cash conversion cycle. Additionally, we have successfully extended payment terms with many key supply chain partners, which should also improve our cash conversion cycle. These initiatives are expected to improve our working capital levels by $25 million to $50 million by the end of 2016.
Investing Activities – The $14.0 million increase in net cash used was primarily attributable to higher levels of cash used in 2016 for the purchase of property, plant, and equipment in connection with the consolidation and optimization initiatives discussed in Note 9 “Other Operating Expenses, Net” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report, as well as an increased level of routine capital expenditures as a result of the Lake Region Medical acquisition. Our current expectation is that capital spending for 2016 will be in the range of $55 million to $60 million, of which approximately half is discretionary in nature. We anticipate that cash on hand, cash flows from operations and available borrowing capacity under our Revolving Credit Facility will be sufficient to fund these capital expenditures.
Financing Activities – The $57.0 million increase in net cash used consisted primarily of $76.3 million of cash that was divested with the Spin-off, partially offset by a $28.3 million net increase in our debt obligations. Additionally, during the first nine months of 2016 we paid $6.8 million to purchase the remaining non-controlling interests in QiG’s Algostim and PelviStim subsidiaries, which were included as part of the Spin-off. See Note 2 “Divestiture and Acquisition” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for a further description of the Spin-off.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

Capital Structure – As of September 30, 2016, our capital structure consists of $1.8 billion of debt outstanding under our Senior Secured Credit Facilities and Senior Notes and 30.8 million shares of common stock outstanding. If necessary, we currently have access to $141.1 million under our Revolving Credit Facility. This amount may vary from period to period based upon our debt and EBITDA levels, which impacts the covenant calculations discussed above. If necessary, we are also authorized to issue 100 million shares of common stock and 100 million shares of preferred stock. As of September 30, 2016, our debt service obligations, comprised of principal and interest for the remainder of 2016, are estimated to be approximately $33 million.
Based on current expectations, we believe that our projected cash flows provided by operations, available cash and cash equivalents and potential borrowings under the Revolving Credit Facility should be sufficient to meet our working capital and fixed capital requirements for the next twelve months. If our future financing needs increase, we may need to arrange additional debt or equity financing. Accordingly, we evaluate and consider from time to time various financing alternatives to supplement our financial resources. However, we cannot be assured that we will be able to enter into any such arrangements on acceptable terms or at all. We have clear line of sight to the Lake Region Medical acquisition synergies and believe we will be able to de-lever the Company to 3.5X to 3X adjusted EBITDA, as defined in the agreement governing the Senior Secured Credit Facilities, over the next two to three years.
Non-Guarantor Information – For the nine months ended September 30, 2016, after giving pro forma effect to the completion of the Spin-off, our subsidiaries that are non-Guarantors under our Senior Secured Credit Facilities represented approximately 30% and 41% of our revenue and EBITDA, respectively. In addition, as of September 30, 2016, after giving pro forma effect to the completion of the Spin-off, our subsidiaries that are non-Guarantors under our Senior Secured Credit Facilities held approximately 27% of our total tangible assets and 3% of our total tangible liabilities. Tangible assets consist of total assets less intangible assets, intercompany receivables, and deferred taxes. Tangible liabilities consist of total liabilities less intercompany payables and deferred taxes.
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
Contractual Obligations
A table of our contractual obligations as of January 1, 2016 was included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K for the fiscal year ended January 1, 2016. There have been no significant changes to our contractual obligations during the nine months ended September 30, 2016. See Note 6 “Debt” and Note 11 “Commitments and Contingencies” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for further discussion on our contractual obligations.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency – As of September 30, 2016, we have foreign operations in Ireland, Germany, France, Switzerland, Mexico, Uruguay, and Malaysia, which expose us to foreign currency exchange rate fluctuations due to transactions denominated in Euros, Swiss francs, Mexican pesos, Uruguayan pesos, and Malaysian ringgits. We continuously evaluate our foreign currency risk, and we use operational hedges, as well as forward currency exchange rate contracts, to manage the impact of currency exchange rate fluctuations on earnings and cash flows. We do not enter into currency exchange rate derivative instruments for speculative purposes. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency exposures would have had an impact of approximately $12 million on our annual sales. This amount is not indicative of the hypothetical net earnings impact due to partially offsetting impacts on cost of sales and operating expenses in those currencies. We estimate that foreign currency exchange rate fluctuations during the nine months ended September 30, 2016 decreased sales in comparison to the 2015 period by approximately $1 million.
We have historically entered into forward contracts to purchase Mexican pesos in order to hedge the risk of peso-denominated payments associated with our operations in Mexico. These forward contracts are accounted for as cash flow hedges. The amounts recorded during the nine months ended September 30, 2016 and October 2, 2015 related to our forward contracts was an increase in Cost of Sales of $2.3 million and $1.2 million, respectively. No portion of the change in fair value of our foreign currency exchange rate contracts during the nine months ended September 30, 2016 and October 2, 2015 was considered ineffective. As of September 30, 2016, our outstanding contracts had a negative fair value of $1.4 million. See Note 11 “Commitments and Contingencies” to the Condensed Consolidated Financial Statements contained in Item 1 of this report for additional information regarding our outstanding forward contracts.
We translate all assets and liabilities of our foreign operations, where the U.S. dollar is not the functional currency, at the period-end exchange rate and translate sales and expenses at the average exchange rates in effect during the period. The net effect of these translation adjustments is recorded in the Condensed Consolidated Financial Statements as Comprehensive Income (Loss). The translation adjustment for the first nine months of 2016 and 2015 was a gain of $12.3 million and a loss of $1.5 million, respectively. Translation adjustments are not adjusted for income taxes as they relate to permanent investments in our foreign subsidiaries. Net foreign currency gains and losses included in Other Expense (Income), Net amounted to a gain of $1.8 million and $1.6 million for the first nine months of 2016 and 2015, respectively. A hypothetical 10% change in the value of the U.S. dollar in relation to the Euro, our most significant foreign currency net asset exposure, would have had an impact of approximately $44 million on our foreign net assets as of September 30, 2016.
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
On June 20, 2016, we entered into a three-year $200 million interest rate swap with an effective date of June 27, 2017 to hedge against potential changes in cash flows on our outstanding variable rate debt, which are also indexed to the one-month LIBOR rate. Under the terms of the swap agreement, we will receive a floating interest rate indexed to the one-month LIBOR rate and pay a fixed interest rate of 1.1325%. The variable rate received on the interest swap and the variable rate paid on the outstanding borrowings will have the same rate of interest, excluding the credit spread, and will reset and pay interest on the same date. The swap is being accounted for as a cash flow hedge. As of September 30, 2016, this swap has a negative fair value of $1.0 million.
On July 7, 2016, we entered into an additional one-year $250 million interest rate swap with an effective date of July 27, 2016 to hedge against potential changes in cash flows on outstanding borrowings under our outstanding variable rate debt. The swap will terminate on July 27, 2017. Under the terms of the swap agreement, the Company will pay a fixed interest rate of 0.615% and receive a floating interest rate equal to the one-month LIBOR rate. The variable rate received on the interest swap and the variable rate paid on the outstanding borrowings will have the same rate of interest, excluding the credit spread, and will reset and pay interest on the same date. The swap is being accounted for as a cash flow hedge. As of September 30, 2016, this swap has a positive fair value of $0.1 million.

As of September 30, 2016, we had $1.8 billion in principal outstanding on our debt, of which $360 million related to our Senior Notes which has a fixed interest rate of 9.125%, $361 million related to our TLA Facility and $50 million related to our Revolving Credit Facility, which both have a variable interest rate, and $1,017 million related to our TLB Facility which has a 1.00% LIBOR floor, and as such, has a variable interest rate when LIBOR is above 1.00%. Interest rates on our TLA Facility, TLB Facility, and Revolving Credit Facility reset, at our option, based upon the prime rate or LIBOR rate, thus subjecting us to interest rate risk. We continuously evaluate our interest rate exposures and may take steps to mitigate these exposures as appropriate. Refer to Note 6 “Debt” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for additional information about our outstanding debt. A hypothetical one percentage point (100 basis points) increase in the LIBOR rate on the $1.2 billion of unhedged variable rate debt outstanding would increase our annual interest expense by approximately $7 million.
ITEM 4. CONTROLS AND PROCEDURES

a.	Evaluation of Disclosure Controls and Procedures
Our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the Securities and Exchange Commission as of September 30, 2016. These disclosure controls and procedures have been designed to provide reasonable assurance that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on their evaluation, as of September 30, 2016, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.

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
There were no new material legal proceedings that are required to be reported in the quarter ended September 30, 2016, and no material developments during the quarter in the Company’s legal proceedings as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended January 1, 2016.

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

Dated:	November 8, 2016	INTEGER HOLDINGS CORPORATION

		By:	/s/ Thomas J. Hook
Thomas J. Hook
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Michael Dinkins
Michael Dinkins
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ Thomas J. Mazza
Thomas J. Mazza
Vice President, Corporate Controller and Treasurer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1*	Employment Offer Letter, dated October 7, 2016, between Integer Holdings Corporation and Jeremy Friedman.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Extension Schema Document

101.CAL*	XBRL Extension Calculation Linkbase Document

101.LAB*	XBRL Extension Label Linkbase Document

101.PRE*	XBRL Extension Presentation Linkbase Document

101.DEF*	XBRL Extension Definition Linkbase Document

* Filed herewith.
** Furnished herewith.