Form 10-K
period 2016-12-30
Integer Holdings Corp
filed 2017-02-28
CIK 1114483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________________________________
FORM 10-K

_____________________________________
ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates as of July 1, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter), based on the last sale price of $32.00, as reported on the New York Stock Exchange on that date: $967 million. Solely for the purpose of this calculation, shares held by directors and officers and 10 percent stockholders of the registrant have been excluded. This exclusion should not be deemed a determination or an admission that these individuals are, in fact, affiliates of the registrant.
Shares of common stock outstanding as of February 24, 2017: 30,998,920
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following document are specifically incorporated by reference into the indicated parts of this report:

Document	Part
Proxy Statement for the 2017 Annual Meeting of Stockholders	Part III, Item 10 “Directors, Executive Officers and Corporate Governance”

Part III, Item 11 “Executive Compensation”

Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”

Part III, Item 13 “Certain Relationships and Related Transactions, and Director Independence”

Part III, Item 14 “Principal Accountant Fees and Services”

TABLE OF CONTENTS

	PART I	PAGE

Item 1.	Business.....................................................................................................................................................................	3

Item 1A.	Risk Factors...............................................................................................................................................................	15

Item 1B.	Unresolved Staff Comments......................................................................................................................................	24

Item 2.	Properties...................................................................................................................................................................	24

Item 3.	Legal Proceedings.....................................................................................................................................................	25

Item 4.	Mine Safety Disclosures............................................................................................................................................	25

	PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	26

Item 6.	Selected Financial Data.............................................................................................................................................	28

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations....................................	29

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk..................................................................................	53

Item 8.	Financial Statements and Supplementary Data.........................................................................................................	55

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure...................................	105

Item 9A.	Controls and Procedures............................................................................................................................................	105

Item 9B.	Other Information......................................................................................................................................................	105

	PART III

Item 10.	Directors, Executive Officers and Corporate Governance........................................................................................	106

Item 11.	Executive Compensation...........................................................................................................................................	106

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.................	106

Item 13.	Certain Relationships and Related Transactions, and Director Independence..........................................................	106

Item 14.	Principal Accountant Fees and Services....................................................................................................................	106

	PART IV

Item 15.	Exhibits and Financial Statement Schedules.............................................................................................................	107

Item 16.	Form 10-K Summary.................................................................................................................................................	107

	Signatures...........................................................................................................................................................	108

PART I

ITEM 1.    BUSINESS

OVERVIEW
Integer Holdings Corporation, headquartered in Frisco, Texas, is among the world’s largest medical device outsource manufacturing companies, serving the cardiac, neuromodulation, orthopedics, vascular and advanced surgical markets. We also serve the non-medical power solutions market. We provide innovative, high quality medical technologies that enhance the lives of patients worldwide. In addition, we develop batteries for high-end niche applications in energy, military, and environmental markets. Our brands include GreatbatchTM Medical, Lake Region MedicalTM and ElectrochemTM. Our primary customers include large, multi-national original equipment manufacturers (“OEMs”) and their affiliated subsidiaries. When used in this report, the terms “Integer,” “we,” “us,” “our” and the “Company” mean Integer Holdings Corporation and its subsidiaries.
On October 27, 2015, we completed the acquisition of Lake Region Medical, headquartered in Wilmington, MA, in a cash and stock transaction for a total purchase price including debt assumed of approximately $1.77 billion. Lake Region Medical was primarily a manufacturer of interventional and diagnostic wire-formed medical devices and components specializing in minimally invasive devices for cardiovascular, endovascular, and neurovascular applications. The acquisition of Lake Region Medical added scale and diversity to our legacy operations, which has enhanced customer access and experience by providing a more comprehensive portfolio of technologies.
On March 14, 2016, we completed the spin-off of a portion of our former QiG segment through a tax-free distribution of all of the shares of our QiG Group, LLC subsidiary to Integer’s stockholders of record as of the close of business on March 7, 2016 (the “Spin-off”). Immediately prior to completion of the Spin-off, QiG Group, LLC was converted into a corporation incorporated under the laws of Delaware and changed its name to Nuvectra Corporation (“Nuvectra”). Each Integer stockholder received one share of Nuvectra common stock for every three shares of Integer common stock held as of the record date. As a result, Nuvectra became an independent, publicly traded company listed on the NASDAQ stock exchange. Integer retains no ownership interest in Nuvectra.
Refer to Note 2 “Divestiture and Acquisitions” of the Notes to the Consolidated Financial Statements contained in Item 8 of this report for further description of these transactions.
Effective June 30, 2016, we changed our name from Greatbatch, Inc. to Integer Holdings Corporation. Integer, as in whole or complete, is the union of the Greatbatch Medical, Lake Region Medical and Electrochem brands. Integer signifies the Company’s more comprehensive products and service offerings, and a new dimension in its combined capabilities.
SEGMENT INFORMATION
As a result of the Lake Region Medical acquisition and the Spin-off, we reorganized our operations including our internal management and financial reporting structure during 2016. As a result, we revised our reportable business segments during the fourth quarter of 2016 and now disclose two reportable segments. We have recast the segment information included in this report to reflect the new reportable segment structure in order to conform to the current year presentation. Our reportable business segments are described in more detail below; for financial information about our segments, including revenue from external customers and total assets by segment, refer to Note 19 “Business Segment, Geographic and Concentration Risk Information” of the Notes to the Consolidated Financial Statements contained in Item 8 of this report.
Our operating segments, along with their related product lines, are as follows:
Medical

•	Advanced Surgical, Orthopedics & Portable Medical

•	Cardio & Vascular

•	Cardiac & Neuromodulation
Non-Medical

•	Electrochem

MEDICAL
Advanced Surgical, Orthopedics & Portable Medical
The Advanced Surgical, Orthopedics & Portable Medical (“AS&O”) product line offers a broad range of products and services across the many businesses it serves. In partnership with customers, AS&O offers advanced development, engineering and program management, which provides us with an in-depth understanding of our customers’ market drivers and end-user needs.
The following are the principal products and services offered by our AS&O product line:
Arthroscopic Devices & Components. Our arthroscopic devices & components products include devices used for minimally invasive surgery in the joint space, also referred to as “sports medicine.” Our products include shaver blades and burrs, ablation probes, and suture anchors, which are used in procedures such as arthroscopic ACL reconstruction, arthroscopic repair, rotator cuff repair, and hip labrum repair.
Laparoscopic & General Surgery. Our laparoscopic & general surgery products include devices used primarily for minimally invasive procedures in the abdominal space, but may also be used in open or general surgery. Customers of our laparoscopy and general surgery products require energy-based devices and endomechanical devices that are efficient and reliable. Our products include trocars, endoscopes and laparoscopes, closure devices, harmonic scalpels, bipolar energy delivery devices, radio frequency probes, thermal tumor ablation devices and ophthalmic surgery devices.
Biopsy & Drug Delivery. Biopsy and drug delivery products include biopsy and grasping forceps, breast biopsy devices, auto injection systems, cannula-based delivery systems, implantable brachytherapy seeds, tubes, catheters, infusion and IV connectors, and wearable patient constant or variable delivery systems.
Orthopedic. Our orthopedic products include hip and shoulder joint reconstruction implants, plates, screws and spinal devices, as well as instruments and delivery systems used in hip and knee replacement, trauma fixation, extremity and spine surgeries. Orthopedic implants are used in reconstructive surgeries to replace or repair hips, knees and other joints, such as shoulders, ankles and elbows that have deteriorated as a result of disease or injury. Trauma implant systems are used primarily to reattach or stabilize damaged bone or tissue while the body heals. Spinal implant systems are used by orthopedic surgeons and neurosurgeons in the treatment of degenerative diseases, deformities and injuries in various regions of the spine.
Each implant system typically has an associated instrument set that is used specifically in the surgical implant procedure. Instruments included in a set vary by implant system. Orthopedic trays have generally been designed to allow for sterilization and re-use after an implant or other surgical procedure is performed. Recently, the industry trend is moving towards single use instrumentation. Cases are used to store, transport and arrange implant systems and other medical devices and related surgical instruments. The majority of cases are tailored for a specific implant procedure so that the instruments, implants, and other devices are arranged to match the order of use in the procedure and are securely held in clearly labeled, custom-formed pockets or brackets.
Power Solutions. We have a legacy in the development of batteries for implantable devices. Our comprehensive capabilities include expertise in a range of cell technologies. Today, our batteries power over 100 external medical devices. We provide complete mission critical batteries and other power solutions through the combined efforts of innovative research, product development, manufacturing and customer partnerships to advance the way healthcare is powered. Our offerings include state of the art customized rechargeable batteries and chargers, non-rechargeable batteries and wireless charging systems. We design and develop basic and “smart” chargers and docking stations of varying complexities to safely and reliably maximize the efficiency of the rechargeable batteries. We develop batteries, and the attendant chargers, for patient monitoring, portable defibrillators, and portable ultrasound, X-Ray machines, hearing devices and other devices. We collaborate with our customers on product development opportunities incorporating our power solutions into Class 1, 2 or 3 medical devices.
Cardio & Vascular
The Cardio & Vascular product line offers a full range of products and services from our global facilities for the development of diagnostic and interventional cardiac and endovascular devices. Our comprehensive design and development services produce components, subassemblies and finished devices for a range of cardiac and endovascular procedures.

The following are the principal products and services offered by our Cardio & Vascular product line:
Cardiovascular and Structural Heart. Cardiovascular and structural heart products include products used for vascular, cardiac surgery and structural heart disease. Within this product line, we produce guidewire and catheter components, subassemblies and completed devices for cardiovascular, cardiac surgery and structural heart disease applications. For vascular procedures, product applications include introducers, steerable sheaths, guidewires, guide catheters, microcatheters, ultrasound catheters, and delivery systems, balloon expandable delivery systems, stents, atherectomy devices, embolic protection devices, catheter design and assembly, sterile packaging, catheter shafts, radiopaque marker bands, molded hubs, fabricated hypotube assembly, and wire stent frames. For cardiac surgery and structural heart disease procedures, product applications are comprised of access and delivery systems for patient foramen ovale closure devices, vessel harvesting systems, beating heart surgery systems, transcatheter heart valves, heart valves and leaflets, and anastomosis devices.
Peripheral Vascular, Neurovascular, Urology and Oncology. Our peripheral vascular, neurovascular, urology and oncology products are primarily focused on the design and manufacturing of devices used during the treatment of peripheral arterial disease, peripheral transcatheter embolization and occlusion, aortic aneurysm repair, arteriovenous malformations and endoscopic retrograde cholangiopancreatography. Within this product line, we design and manufacture guidewire and catheter components, subassemblies and completed devices for the various applications.
The primary neurovascular applications for these products are cerebrovascular aneurysms, while the urology and oncology applications are stone retrieval, thermal tumor ablation, transarterial chemoembolization and radio frequency probes. Our products within this area include peripheral vascular and urology guidewires, neurovascular and oncology micro-guidewires, angiographic and diagnostic guidewires, guiding catheters, support and crossing catheters, embolic protection devices, micro-catheters, and delivery systems.
Electrophysiology, Infusion Therapy & Hemodialysis. Our electrophysiology and infusion therapy products include devices that are used in the electrophysiology ablation catheter and cardiac rhythm systems. Within this product line, we produce guidewire and catheter components, subassemblies and completed devices for the various electrophysiology applications, as well as components and assemblies for cardiac and neurostimulation leads and implantable pulse generators (“IPG”).
Electrophysiology atrial fibrillation ablation catheters, which deliver therapy to the heart and eliminate tissue paths for irregular electrical impulses, and electrophysiology catheters, which diagnose irregular electrical impulses in the heart’s electrical system, are the focal points of our electrophysiology offering. For stimulation therapy applications, cardiac rhythm management (“CRM”) devices, such as pacemakers, implantable cardioverter defibrillator, cardiac leads and neurostimulation devices for spinal cord and deep brain stimulation, are the primary applications of focus.
Cardiac & Neuromodulation
The Cardiac & Neuromodulation product line offers a comprehensive collection of technologies and capabilities. Our complete spectrum of design, development, and manufacturing expertise provides our customers with a superior quality solution in an efficient, cost-effective and consistent manner.
Cardiac & Neuromodulation. Cardiac and neuromodulation products include batteries, capacitors, filtered and unfiltered feedthroughs, engineered components, implantable stimulation leads and enclosures used in Implantable Medical Devices (“IMD”). Additionally, we offer value-added assembly for these IMDs. An IMD is an instrument that is surgically inserted into the body to provide diagnosis and/or therapy. One sector of the IMD market is cardiac, which is comprising devices such as implantable pacemakers, implantable cardioverter defibrillators (“ICD”), cardiac resynchronization therapy (“CRT”) devices, cardiac resynchronization therapy with backup defibrillation devices (“CRT-D”), insertable cardiac monitors (“ICM”), and ventricular assist devices. Another sector of the IMD market is neuromodulation, comprised of pacemaker-type devices that stimulate nerves for the treatment of various conditions. Beyond established therapies for pain control, incontinence, movement disorders (Parkinson’s disease, essential tremor and dystonia) and epilepsy, nerve stimulation for the treatment of other disabilities such as sleep apnea, heart failure, migraines, obesity and depression has shown promising results.
The following are the main categories of battery-powered IMDs and the principal illness or symptoms treated by each device:

Device	Principal Illness or Symptom
Pacemakers	Abnormally slow heartbeat (Bradycardia)
ICDs	Rapid and irregular heartbeat (Tachycardia)
CRT/CRT-Ds	Congestive heart failure
ICMs	Unexplained fainting or risk or cardiac arrhythmias
Neurostimulators	Chronic pain, incontinence, movement disorders, epilepsy, obesity or depression
Cochlear hearing devices	Hearing loss

IMD systems generally include an IPG and one or more stimulation leads. An IPG is a battery powered device that produces electrical pulses. A lead then carries this electrical pulse from the IPG to the heart, spinal cord or other location in the body. Our portfolio of proprietary technologies, products, and capabilities has been built to provide our cardiac and neuromodulation customers with a single source for the vast majority of the components and subassemblies required to manufacture an IPG or lead, including complete lead systems. Our investments in research and development have generated proprietary products such as the QHR®, QMR®, and QCAPSTM primary battery and capacitor lines, which have enabled our OEM partners to make improvements in their system offerings in terms of device reliability, size, longevity and power. Our XcellionTM line of Lithium-Ion rechargeable batteries leverages decades of implantable battery research, development and manufacturing expertise. This line of battery cells includes the optional CoreGuardTM feature, which enables batteries to discharge to zero volts without performance degradation.
The following are the principal products and services offered by our Cardiac & Neuromodulation product line:
Cardiac Rhythm Management. We provide a broad range of products and services to enable next generation CRM medical devices to address heart disease and heart rhythm disorders through such systems as: pacemakers, implantable cardiac defibrillators, cardiac resynchronization therapy devices, implantable cardiac monitors and other novel implantable devices. Our battery and capacitor technologies provide a reliable and safe power source for our customer’s CRM system, based on decades of research, development and manufacturing experience. As a leading supplier of low-polarization specialty-coated electrodes and lead components, we provide a full range of therapy delivery development and manufacturing solutions. We are also a leading supplier of medical stamped components, and shallow and deep draw casings and assemblies.
Neuromodulation. We offer a wide range of products and services for our customers’ next generation neuromodulation medical devices. Examples include implantable medical devices that address chronic pain, hearing loss, incontinence, movement disorders, psychiatric disorders and sleep disorders.
We help our customers develop and manufacture unique neuromodulation solutions, including IPGs, programmer systems, battery chargers, and patient controllers. We offer a full range of therapy delivery development & manufacturing solutions for low-polarization specialty-coated electrodes, lead components and fully finished lead systems.
NON-MEDICAL
Electrochem
Our power solutions enable the success and advancement of our customers’ critical non-medical applications. Whether our custom battery packs are used to monitor potential environmental catastrophes, support troops on the battle field or explore geologic formations below the earth’s surface, one thing is constant - failure is not an option.
Electrochem provides customized battery power and management systems, charging and docking stations, and power supplies to markets where safety, reliability, quality and durability are critical. We design customized primary (non-rechargeable) and secondary (rechargeable) battery solutions, which are used in the energy, military and environmental markets.
Electrochem’s primary lithium power solutions, which include high, moderate and low rate non-rechargeable cell solutions, are utilized in extreme conditions and can withstand exceptionally high and low temperatures, and high shock and vibration. Electrochem’s product designs incorporate protective circuitry, glass-to-metal hermetic seals, fuses and diodes to help ensure safe, durable and reliable power as devices are subjected to these harsh conditions. Our primary batteries are often used in remote and demanding environments, including down hole drilling tools, military devices, and oceanographic survey vessels buoys.
In addition to primary power solutions, Electrochem offers customized secondary or rechargeable battery packs, in a diverse range of chemistries for critical applications requiring rechargeable solutions. Rechargeable chemistries include lithium ion, lithium ion polymer, nickel metal hydride, nickel cadmium, lithium iron phosphate and sealed lead acid. Electrochem’s rechargeable battery packs include advanced electronics, smart charging and battery management systems and are used in critical military and industrial applications.

OTHER FACTORS IMPACTING OUR OPERATIONS
Customers
Our products are designed to provide reliable, long-lasting solutions that meet the evolving requirements and needs of our customers. The nature and extent of our commercial relationships with each of our customer are different in terms of breadth of products purchased, purchased product volumes, length of contractual commitment, ordering patterns, inventory management, and selling prices. For customers with long-term contracts, we have generally negotiated tiered pricing arrangements based on pre-determined volume levels. In general, the higher the volume level, the lower the pricing. We have pricing arrangements with our customers that at times do not specify minimum order quantities. During new contract negotiations, price level decreases (concessions) for future sales may be offered to customers in exchange for volume and/or long-term commitments. Once new contracts are signed, these prices are fixed and determinable for all future sales. We recognize revenue when it is realized or realizable and earned. This occurs when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, the buyer is obligated to pay us (i.e. payment is not contingent on a future event), the risk of loss is transferred, there is no obligation of future performance, collectability is reasonably assured and the amount of future returns can reasonably be estimated. Those criteria are met when title passes, generally at the point of shipment.
Our visibility into customer forecasted purchases is only over a relatively short period of time into the future. Our customers may have inventory management programs, vertical integration plans and/or alternate supply arrangements that may not be communicated to or shared with us. Additionally, the relative market share among the OEM manufacturers changes periodically. Consequently, these and other factors can significantly impact our sales in any given period. Our customers may initiate field actions with respect to market-released products. These actions may include product recalls or communications with a significant number of physicians about a product or labeling issue. The scope of such actions can range from very minor issues affecting a small number of units to more significant actions. There are a number of factors, both short-term and long-term, related to these field actions that may impact our results. In the short-term, if a product has to be replaced, or customer inventory levels have to be restored, demand will increase. Also, changing customer order patterns due to market share shifts or accelerated device replacements may also have a positive or negative impact on our sales results in the near-term. These same factors may have longer-term implications as well. Customer inventory levels may ultimately have to be rebalanced to match new demand.
Our Medical customers include large multi-national medical device OEMs and their subsidiaries such as Abbott Labs, Biotronik, Boehringer Ingelheim, Boston Scientific, Cardinal Health, Johnson & Johnson, LivaNova, Medtronic, Nevro Corp., Philips Healthcare, Smith & Nephew, St. Jude Medical, Stryker, and Zimmer Biomet. During 2016, Boston Scientific, Johnson & Johnson, Medtronic, and St. Jude Medical collectively accounted for 56% of our total sales. We believe that the diversification of our sales among the various subsidiaries and market segments with those four customers reduces our exposure to negative developments with any one customer. The loss of a significant amount of business from any of these four customers or a further consolidation of such customers could have a material adverse effect on our financial condition and results of operations, as further explained in Item 1A “Risk Factors” of this report.
Our Non-Medical customers include large multi-national OEMs and their subsidiaries serving the energy, military and environmental services markets such as Halliburton, Teledyne Technologies and Weatherford International.
Competition
The medical device outsourced manufacturing industry has traditionally been highly fragmented with several thousand companies, many of which we believe have limited manufacturing capabilities and limited sales and marketing expertise. We believe that very few companies offer the scope of manufacturing capabilities and services that we provide to medical device companies, however, we may compete in the future against other companies that provide broad manufacturing capabilities and related services. We compete against different companies depending on the type of product or service offered or the geographic area served. We also face competition from existing and prospective customers that employ in-house capabilities to produce some of the products we provide.
Our existing or potential competitors include suppliers with different subsets of our manufacturing capabilities, suppliers that concentrate in niche markets, and suppliers that have, are developing, or may in the future develop, broad manufacturing capabilities and related services. We compete for new business at all phases of the product lifecycle, which includes development of new products, the redesign of existing products and transfer of mature product lines to outsourced manufacturers. Competition is generally based on reputation, quality, delivery, responsiveness, breadth of capabilities, including design and engineering support, price, customer relationships and increasingly the ability to provide complete supply chain solutions rather than only producing and providing individual components.
Many of our customers, if they so choose to undertake vertical integration initiatives, also have the capability to manufacture similar products, in house, to those that we currently supply to them.

Divestitures, Acquisitions and Investments
One facet of our growth strategy is to make acquisitions that complement our core competencies in technology and manufacturing to enable us to manufacture and sell additional products to our existing customers and to expand our business into related markets.
The rapid pace of technological development in the medical industry and the specialized expertise required in different areas of medicine make it difficult for one company alone to develop an all-encompassing portfolio of technological solutions. In addition to internally generated growth through our research and development (“R&D”) efforts, we have relied, and expect to continue to rely, upon acquisitions, investments, and alliances to provide access to new technologies both in areas served by our existing businesses as well as in new areas and markets. This strategy also aligns with our customers’ expectations on increasing the speed to market of critical solutions.
We expect to make future investments or acquisitions where we believe that we can stimulate the development of, or acquire new technologies and products to further our strategic objectives, and strengthen our existing businesses. With the acquisition of Lake Region Medical, our main strategic priorities over the next two years include, among others, the integration of both legacy companies, driving integration synergies, and the paying down our outstanding debt. Our acquisition focus, if any, will be primarily directed at smaller “bolt-on” or adjacent acquisition opportunities that have a strategic fit with our existing core businesses, particularly opportunities that support our enterprise strategy and enhance the value proposition of our product offerings. For additional information, refer to Note 2 “Divestiture and Acquisitions” of the Notes to the Consolidated Financial Statements contained in Item 8 of this report and “Risks Related to Our Industries” under Item 1A “Risk Factors” of this report.
Research and Development
Our position as a leading developer and manufacturer of medical devices and components is largely the result of our long history of technological innovation. We invest substantial resources in research, development and engineering. Our scientists, engineers and technicians focus on developing new products, improving and enhancing existing products, and expanding the use of our products in new or tangential applications. In addition to our internal technology and product development efforts, we also engage outside research institutions for unique technology projects. During fiscal years 2016, 2015, and 2014, we invested $55.0 million, $53.0 million, and $49.8 million on R&D, respectively.
Product Development
Medical. Our core business is well positioned because our OEM customers leverage our portfolio of intellectual property. We continue to build a healthy pipeline of diverse medical technology opportunities. The combination of Greatbatch and Lake Region Medical brought together two highly complementary organizations that now provide a new level of industry leading capabilities and services to our OEM customers across the full range of medical device products and services continuum. Through this transformative deal, we are at the forefront of innovating technologies and products that help change the face of healthcare, enabling us to provide our customers with a distinct advantage as they bring complete medical systems and solutions to market. In turn, our customers are able to accelerate patient access to life enhancing therapies. The integrated company offers our customers a substantially more comprehensive portfolio comprising the best technologies, providing a single point of support, and driving optimal outcomes. Some of the more significant product development opportunities our Medical segment is pursuing are as follows:

Product Line	Product Development Opportunities
AS&O
Developing a portfolio of products including single use instruments and coated products for the orthopedics market, instruments for the robotics market, and wireless products for the portable medical and orthopedic markets.

Cardio & Vascular	Developing a portfolio of catheter, introducer, wire-based, sensor and coating products for the cardio and vascular markets.
Cardiac & Neuromodulation
Developing next generation technology programs for our batteries, filtered feedthroughs, high voltage capacitors and lead solutions to reduce the size and cost, while increasing performance for cardiac and neuromodulation devices.

Non-Medical. Some of the more significant product development opportunities our Non-Medical segment is pursuing include developing the next generation medium-rate and high rate batteries, as well as products with extended performance such as higher power pulsing capabilities and increased operating temperature range.

Patents and Proprietary Technology
We rely on a combination of patents, licenses, trade secrets and know-how to establish and protect our proprietary rights to our technologies and products. Often, several patents covering various aspects of the design protect a single product. We believe this provides broad protection of the inventions employed.
As of December 30, 2016, we have 1,019 issued patents. We also have 245 pending patent applications at various stages of approval. During 2016, there were 85 patent applications filed and 79 patents issued.
We are a party to several license agreements with third parties under which we have obtained, on varying terms, exclusive or non-exclusive rights to patents held by them. Examples of these agreements are the licenses of the basic technologies used in our wet tantalum capacitors, filtered feedthroughs, wireless charging technology, and MRI compatible lead systems. We have also granted rights to our patents to others under license agreements.
It is our policy to require our management and technical employees, consultants and other parties having access to our confidential information to execute confidentiality agreements. These agreements prohibit disclosure of confidential information to third parties, except in specified circumstances. In the case of employees and consultants, the agreements generally provide that all confidential information relating to our business is the exclusive property of Integer.
Manufacturing and Quality Control
We leverage our strength as an innovative designer and manufacturer of finished devices and components to the medical device industry. Our manufacturing and engineering services include: design, testing, component production, and device assembly. We have integrated our proprietary technologies in our own products and those of our customers. Our flexible, high productivity manufacturing capabilities span sites across the United States, Mexico, Uruguay, Europe, and Asia.
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
Along with ISO 13485, the facilities producing finished medical devices are subject to extensive and rigorous regulation by numerous government bodies, including the U.S. Food and Drug Administration ("FDA") and comparable international regulatory agencies in order to ship product worldwide. For these facilities, we maintain FDA registration and compliance to all applicable domestic and international regulations. Compliance with applicable regulatory requirements is subject to continual review and is monitored through periodic inspections by the FDA and other international regulatory bodies.
Sales and Marketing
We sell our products directly to our customers. In 2016, approximately 58% of our products were sold in the U.S. Sales outside the U.S. are primarily to customers whose corporate offices are located and headquartered in the U.S. Information regarding our sales by geographic area is set forth in Note 19 “Business Segment, Geographic and Concentration Risk Information” of the Notes to Consolidated Financial Statements contained in Item 8 of this report.
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
Internal account executives support all sales activity and involve engineers and technology professionals in the sales process to address customer requests across all product lines. For system and device solutions, we partner with our customers’ research, marketing, and clinical groups to jointly develop technology platforms in alignment with their product roadmaps and therapy needs.
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

Firm backlog orders at December 30, 2016 and January 1, 2016 were approximately $407 million and $355 million, respectively. The majority of the orders outstanding at December 30, 2016 are expected to be shipped within one year.
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
As discussed more fully in Item 1A “Risk Factors” of this report, our business depends on a continuous supply of raw materials from a limited number of suppliers. If an unforeseen interruption of supply were to occur, we may be unable to obtain substitute sources for these raw materials on a timely basis, on terms acceptable to us or at all, which could harm our ability to manufacture our products profitably or on time. Additionally, we may be unable to quickly establish additional or replacement suppliers for these materials as there are a limited number of worldwide suppliers.
Working Capital Practices
Our goal is to carry sufficient levels of inventory to ensure adequate supply of raw materials from suppliers and meet the product delivery needs of our customers. We also provide payment terms to customers in the normal course of business and rights to return product under warranty to meet the operational demands of our customers. One of our key strategic priorities over the next year will be to reduce working capital levels in order to improve our operating cash flow and pay down outstanding debt.
Government Regulation
Medical Device Regulation
The development, manufacture and sale of our products is subject to regulation by numerous agencies and legislative bodies, including the FDA and comparable foreign counterparts.  In the U.S., these regulations were enacted under the Medical Device Amendments of 1976 to the Federal Food, Drug and Cosmetic Act and its subsequent amendments, and the regulations issued or proposed thereunder. These regulatory requirements subject our products and our business to numerous risks that are specifically discussed within “Risks Related to Our Industries” under Item 1A “Risk Factors” of this report. A summary of critical aspects of our regulatory environment is included below.
The FDA’s Quality System Regulations set forth requirements for our product design and manufacturing processes, require the maintenance of certain records, provide for on-site inspection of our facilities and continuing review by the FDA. Authorization to commercially market our non-exempt products in the U.S. is granted by the FDA under procedures referred to as 510(k) pre-market notification or pre-market approval (“PMA”).  These processes require us to notify the FDA of the new product and obtain FDA clearance or approval before marketing the device.
The FDA classifies medical devices based on the risks associated with the device. Devices are classified into one of three categories - Class I, Class II, or Class III. Class I devices are deemed to be low risk and are therefore subject to the least regulatory controls. Class II devices are higher risk devices than Class I and require greater regulatory controls, generally a 501(k), to provide reasonable assurance of the device’s safety and effectiveness as well as substantial equivalence to a previously cleared device, as demonstrated by data. Class III devices are generally the highest risk devices and are therefore subject to the highest level of regulatory control, requiring a PMA by the FDA before they are marketed.

We market our products in numerous foreign countries and therefore are subject to regulations affecting, among other things, product standards, sterilization, packaging requirements, labeling requirements, import laws and onsite inspection by independent bodies with the authority to issue or not issue certifications we may require to be able to sell products in certain countries.  Many of the regulations applicable to our devices and products in these countries are similar to those of the FDA.  The member countries of the European Union (“EU”) have adopted the European Medical Device Directives, which create a single set of medical device regulations for all member countries.  These regulations require companies that wish to manufacture and distribute medical devices in the EU to maintain quality system certifications through EU recognized Notified Bodies.  These Notified Bodies authorize the use of the CE Mark, which allows for free movement of our products throughout the member countries.  Requirements pertaining to our products vary widely from country to country, ranging from simple product registrations to detailed submissions such as those required by the FDA.
In the U.S., our introducer, guidewire, and delivery catheter products are considered Class II devices and generally the 510(k) process applies. Orthopedic instruments are considered Class I exempt, while pacing leads are subject to the Class III PMA process. In Europe, these devices are considered either Class I, Class IIa, Class III, or AIMD, under European Medical Device Directives. These Directives require companies that wish to manufacture and distribute medical devices in EU member countries to obtain a CE Mark for those products, which indicate that the products meet minimum standards of performance, essential requirements, safety conformity assessment and quality.
We believe that our quality controls, development, testing, manufacturing, labeling, marketing and distribution of our medical devices conform to the requirements of all pertinent regulations.
Environmental Health and Safety Laws
We are subject to direct governmental regulation, including the laws and regulations generally applicable to all businesses in the jurisdictions in which we operate. We are subject to federal, state and local environmental laws and regulations governing the emission, discharge, use, storage and disposal of hazardous materials and the remediation of contamination associated with the release of these materials at our facilities and at off-site disposal locations. Our manufacturing and research, development and engineering activities may involve the controlled use of small amounts of hazardous materials. Liabilities associated with hazardous material releases arise principally under the Federal Comprehensive Environmental Response, Compensation and Liability Act and analogous state laws that impose strict, joint and several liability on owners and operators of contaminated facilities and parties that arrange for the off-site disposal of hazardous materials. Except as described below, we are not aware of any material noncompliance with the environmental laws currently applicable to our business and we are not subject to any material claim for liability with respect to contamination at any of our facilities or any off-site location. We may, however, become subject to these environmental liabilities in the future as a result of our historic or current operations.
Our Collegeville, PA facility, which was acquired as part of the Lake Region Medical acquisition, is subject to an administrative consent order entered into with the U.S. Environmental Protection Agency (the “EPA”), which requires ongoing groundwater treatment and monitoring at the site as a result of historic leaks from underground storage tanks. Upon approval by the EPA of our proposed post remediation care plan, which requires a continuation of the groundwater treatment and monitoring process at the site, we expect that the consent order will be terminated. We expect a decision from the EPA on whether our post remediation care plan has been approved in early 2017. The groundwater treatment process at the Collegeville facility consists of a groundwater extraction and treatment system and the performance of annual sampling of a defined set of groundwater wells as a means to monitor containment within approved boundaries.
Conflict Minerals and Supply Chain
We are subject to Securities and Exchange Commission (“SEC”) rules adopted pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act concerning “conflict minerals” (generally tin, tantalum, tungsten and gold) and similar rules are under consideration by the EU. Certain of these conflict minerals are used in the manufacture of our products. Although the rules are being challenged in court, in their present form they require us to investigate the source of any conflict minerals necessary to the production or functionality of our products. If any such conflict minerals originated in the Democratic Republic of the Congo or adjoining countries (the “DRC region”), we must undertake comprehensive due diligence to determine whether such minerals financed or benefited armed groups in the DRC region. Since our supply chain is complex, our ongoing compliance with these rules could affect the pricing, sourcing and availability of conflict minerals used in the manufacture of our products.
We are also subject to disclosure requirements regarding abusive labor practices in portions of our supply chain under the California Transparency in Supply Chains Act and the UK Modern Slavery Act.
Other Laws and Regulations
Our sales and marketing practices are subject to regulation by the U.S. Department of Health and Human Services pursuant to federal anti-kickback laws, and are also subject to similar state laws.

Employees
As of December 30, 2016, we employed approximately 9,400 persons, of whom approximately 4,825 are located in the U.S., 2,487 are located in Mexico, 1,656 are located in Europe, 249 are located in South America, and 183 are located in Southeast Asia. We also employ approximately 400 temporary employees worldwide to assist us with various projects and service functions and address peaks in staff requirements. Our employees at our Chaumont, France, Tijuana, Mexico, and Aura, Germany facilities are represented by a union. We believe that we have a good relationship with our employees.
Seasonality
Our quarterly net sales are influenced by many factors, including new product introductions, acquisitions, regulatory approvals, patient and physician holiday schedules and other factors. Net sales in the third quarter are typically lower than other quarters of the year as a result of patient tendencies to defer, if possible, procedures during the summer months and from the seasonality of the U.S. and European markets, where summer vacation schedules normally result in fewer procedures.
Inflation
We utilize certain critical raw materials (including precious metals) in our products. Our results may be negatively impacted by an increase in the price of these critical raw materials. This risk is partially mitigated as many of the supply agreements with our customers allow us to partially adjust prices for the impact of any raw material price increases and the supply agreements with our vendors have final one-time buy clauses to meet a long-term need. Historically, raw material price increases have not materially impacted our net results of operations.
Available Information
The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov. We file annual reports, quarterly reports, proxy statements, and other documents with the SEC under the Securities Exchange Act of 1934. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference facilities.
We also make available free of charge through our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file those reports with, or furnish them to, the SEC. Our Internet address is www.integer.net. The information contained on our website is not incorporated by reference in this annual report on Form 10-K and should not be considered a part of this report.

EXECUTIVE OFFICERS OF THE COMPANY
Information concerning our executive officers is presented below as of February 28, 2017. The officers’ terms of office run from year to year until the first meeting of the Board of Directors occurring immediately following our Annual Meeting of Stockholders, and until their successors are elected and qualified, except in the case of earlier death, retirement, resignation or removal.
Jennifer M. Bolt, age 48, is President, Electrochem, and has served in that office since October 2015.  From June 2013 to October 2015 she was Vice President, Supply Chain and Operational Excellence for Greatbatch.  Ms. Bolt held the position of Vice President, Operations for Electrochem from May 2012 to June 2013, and prior to that served as Director of Operations of our Raynham, MA facility from September 2007 to May 2012.  Ms. Bolt joined our Company in May 2005 as the Manufacturing Engineering Manager for our Alden, NY facility.  Prior to joining our Company, she served in a variety of engineering and operational roles at General Motors/Delphi and Eastman Kodak.
Michael Dinkins, age 62, is Executive Vice President & Chief Financial Officer, and has served in that office since joining our Company in May 2012. As previously announced, Michael Dinkins plans to retire from the Company in early March 2017. From 2008 until May 2012, he was Executive Vice President and Chief Financial Officer of USI Insurance Services, an insurance intermediary company. From 2005 until 2008, he was Executive Vice President and Chief Financial Officer of Hilb Rogal & Hobbs Co., an insurance and risk management services company. Prior to that, Mr. Dinkins held senior positions at Guidant Corporation, Access Worldwide Communications, Cadmus Communications Group and General Electric Company.
Jeremy Friedman, age 63, is Executive Vice President & Chief Operating Officer and has served in that role since October of 2016. Following the Company’s acquisition of Lake Region Medical in October 2015 until appointed to his current role, he was President, Cardio & Vascular. Prior to that acquisition, he was Executive Vice President of Lake Region Medical and President and Chief Operating Officer of Lake Region Medical’s Cardio & Vascular Division from August 2013 to October 2015. From September 2007 to August 2013, he was Executive Vice President and Chief Financial Officer of Accellent, Inc. From January 2001 until September 2007, Mr. Friedman held a number of leadership positions at Flextronics, a global contract manufacturing services firm, including Chief Operating Officer of Flextronics Network Services in Stockholm, Sweden and Senior Vice President of Finance and Operations, Components Division. From June 1994 until January 2001, he was President and Chief Operating Officer of We’re Entertainment, Inc., a specialty retailer of apparel and hard goods. Prior to 1994, Mr. Friedman held a number of finance and operations positions with Phillips-Van Heusen Corporation and KPMG.
Antonio Gonzalez, age 43, is President, CRM & Neuromodulation, and has served in that office since October 2015.  From October 2014 to October 2015, he served as Vice President, Operations, Greatbatch Medical Mexico. Previously, Mr. Gonzalez served as Executive Director, Operations Mexico between November 2011 and October 2014, Director of Global Supply Chain from November 2007 to November 2011, Director of Strategic Projects from March 2006 to November 2007, and Supply Chain Manager for Greatbatch Tecnologías de Mexico from January 2005 to March 2006. Prior to joining our Company, he served in a variety of finance, operations, supply chain and customer management roles with Sanmina-SCI, BellSouth Telecommunications, HSBC and ING Bank.
Thomas J. Hook, age 54, has served as our President & Chief Executive Officer since August 2006. Prior to August 2006, he was our Chief Operating Officer, a position he assumed upon joining our Company in September 2004. From August 2002 until September 2004, Mr. Hook was employed by CTI Molecular Imaging where he had served as President, CTI Solutions Group.
Timothy G. McEvoy, age 59, is Senior Vice President, General Counsel & Secretary, and has served in that office since joining our Company in February 2007. From 1992 until January 2007, he was employed in a variety of legal roles by Manufacturers and Traders Trust Company.
Declan Smyth, age 46, is President, Advanced Surgical & Orthopedics, having served in that office since the Company’s acquisition of Lake Region Medical in October 2015. From January 2013 until the Company’s acquisition of Lake Region Medical in October 2015, he was President of Lake Region Medical’s Advanced Surgical business. From January 2012 to January 2013, he was Strategic Product Leader of Surgical Devices and Diagnostics at Accellent, Inc. and prior to that served as Senior Director of Engineering at Accellent, Inc. from August 2009 to January 2012.
Kristin Trecker, age 51, is Executive Vice President and Chief Human Resources Officer. Prior to joining the Company in November 2015, she served as Senior Vice President and Chief Human Resources Officer for MTS Systems in Minneapolis, Minnesota from February 2012 until October 2015.  From April 2006 to July 2011, she was Senior Vice President Human Resources at Lawson Software.

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
Although it is not possible to create a comprehensive list of all factors that may cause actual results to differ from the results expressed or implied by our forward-looking statements or that may affect our future results, some of these factors include the following: our high level of indebtedness, our inability to pay principal and interest on this high level of outstanding indebtedness or to remain in compliance with financial and other covenants under our senior secured credit facilities, and the risk that this high level of indebtedness limits our ability to invest in our business and overall financial flexibility; our dependence upon a limited number of customers; customer ordering patterns; product obsolescence; our inability to market current or future products; pricing pressure from customers; our ability to timely and successfully implement cost savings and consolidation initiatives; our reliance on third party suppliers for raw materials, products and subcomponents; fluctuating operating results; our inability to maintain high quality standards for our products; challenges to our intellectual property rights; product liability claims; product field actions or recalls; our inability to successfully consummate and integrate acquisitions and to realize synergies and to operate these acquired businesses, including Lake Region Medical, in accordance with expectations; our unsuccessful expansion into new markets; our failure to develop new products including system and device products; the timing, progress and ultimate success of pending regulatory actions and approvals; our inability to obtain licenses to key technology; regulatory changes, including health care reform, or consolidation in the healthcare industry; global economic factors including currency exchange rates and interest rates; the resolution of various legal actions brought against the Company; and other risks and uncertainties that arise from time to time and are described in Item 1A “Risk Factors” of this report.

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
In 2016, Boston Scientific, Johnson & Johnson, Medtronic, and St. Jude Medical collectively accounted for approximately 56% of our revenues. Our supply agreements with these customers may not be renewed. Furthermore, many of our supply agreements do not contain minimum purchase level requirements and therefore there is no guaranteed source of revenue that we can depend upon under these agreements. The loss of any large customer, a reduction of business with that customer, or a delay or failure by that customer to make payments due to us, would harm our business, financial condition and results of operations.
If we do not respond to changes in technology, our products may become obsolete and we may experience a loss of customers and lower revenues.
We sell our products to customers in several industries that experience rapid technological changes, new product introductions and evolving industry standards. Without the timely introduction of new products and enhancements, our products and services will likely become technologically obsolete over time and we may lose or see a reduction on business from a significant number of our customers. We dedicate a significant amount of resources to the development of our products and technologies. Our product development efforts may be affected by a number of factors, including our ability to anticipate customer needs, develop new products, secure intellectual property protection for our products, and manufacture products in a cost effective manner. We would be harmed if we did not meet customer requirements and expectations. Our inability, for technological or other reasons, to successfully develop and introduce new and innovative products and enhancements could result in a loss of customers and lower revenues.
We may face competition that could harm our business and we may be unable to compete successfully against new entrants and established companies with greater resources.
Competition in connection with the manufacturing of our medical products has intensified in recent years and may continue to intensify in the future. One or more of our medical customers may undertake additional vertical integration and/or supplier diversification initiatives and begin to manufacture or dual-source some or all of their components that we currently supply to them, which could cause our operating results to suffer. The market for commercial power sources is competitive, fragmented and subject to rapid technological change. Many other commercial power source suppliers are larger and have greater financial, operational, economies of scale, personnel, sales, technical and marketing resources than us. These and other companies may develop products that are superior, technologically or otherwise, or more cost effective to ours, which could result in lower revenues and operating results.
If we are unable to successfully market our current or future products, our business will be harmed and our revenues and operating results will be adversely affected.
The markets for our products have been changing in recent years. If the markets for our products do not grow as forecasted by industry experts, our revenues could be less than expected. Furthermore, it is difficult to predict the rate at which the markets for our products will grow or if new and increased competition will result in market saturation. Slower growth in the cardiac, neuromodulation, advanced surgical, orthopedic, portable medical, cardio and vascular, environmental, military or energy markets in particular would negatively impact our revenues. In addition, we face the risk that our products will lose widespread market acceptance. Our customers may not continue to utilize the products we offer and a market may not develop for our future products.
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
We intend to expand into new markets and develop new and modified products based on our existing technologies and engineering capabilities, including the development of complete medical device systems. These efforts have required and will continue to require us to make substantial investments, including significant research, development and engineering expenditures and capital expenditures for new, expanded or improved manufacturing facilities. Additionally, many of the new products we are working on and developing take longer and more resources to develop and commercialize, including obtaining regulatory approval.
Specific risks in connection with expanding into new products and markets include: longer product development cycles, the inability to transfer our quality standards and technology into new products, the failure to receive or delay in receipt of regulatory approval for new products or modifications to existing products, and the failure of our customers to accept the new or modified products. Our inability to develop new products or expand into new markets, as currently intended, could hard our business, financial condition and results of operations.
We may never realize the full value of our intangible assets, which represent a significant portion of our total assets.
At December 30, 2016, we had $1.9 billion of intangible assets, representing 67% of our total assets. These intangible assets consist primarily of goodwill, trademarks, tradenames, customer lists and patented technology arising from our acquisitions. Goodwill and other intangible assets with indefinite lives are not amortized, but are tested annually or upon the occurrence of certain events that indicate that the assets may be impaired. Definite lived intangible assets are amortized over their estimated useful lives and are tested for impairment upon the occurrence of certain events that indicate that the assets may be impaired. We may not receive the recorded value for our intangible assets if we sell or liquidate our business or assets. In addition, this significant amount of intangible assets increases the risk of a large charge to earnings in the event that the recoverability of these intangible assets is impaired. In the event of such a charge to earnings, the market price of our common stock could be negatively affected. In addition, intangible assets with definite lives, which represent $849.8 million of our net intangible assets at December 30, 2016, will continue to be amortized. We incurred total amortization expenses relating to these intangible assets of $37.9 million in 2016. These expenses will reduce our future earnings or increase our future losses.
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
Our business depends on a continuous supply of raw materials. The principal raw materials used in our business include lithium, iodine, gold, CFx, palladium, stainless steel, aluminum, cobalt chrome, tantalum, platinum, ruthenium, gallium trichloride, vanadium oxide, iridium, titanium and plastics. The supply and price of these raw materials are susceptible to fluctuations due to transportation issues, government regulations, price controls, foreign civil unrest, tariffs, worldwide economic conditions or other unforeseen circumstances. Increasing global demand for these raw materials has caused prices of these materials to increase. In addition, there are a limited number of worldwide suppliers of several raw materials needed to manufacture our products. For reasons of quality, cost effectiveness or availability, we obtain some raw materials from a single supplier. Although we work closely with our suppliers to ensure continuity of supply, we may not be able to continue to procure raw materials critical to our business at all or to procure them at acceptable price levels.
In addition, we rely on third party manufacturers to supply many of the products and subcomponents that are incorporated into our own products and components. Manufacturing problems may occur with these and other outside sources, as a supplier may fail to develop and supply products and subcomponents to us on a timely basis, or may supply us with products and subcomponents that do not meet our quality, quantity and cost requirements. If any of these problems occur, we may be unable to obtain substitute sources for these products and subcomponents on a timely basis or on terms acceptable to us, which could harm our ability to manufacture our own products and components profitably or on time. In addition, to the extent the processes our suppliers use to manufacture products and subcomponents are proprietary, we may be unable to obtain comparable products and subcomponents from alternative suppliers.
Quality problems with our products could harm our reputation and erode our competitive advantage.
Quality is important to us and our customers, and our products, given their intended uses, are held to high quality and performance standards. In the event our products fail to meet these standards, our reputation could be harmed, which could erode our competitive advantage over competitors, causing us to lose or see a reduction in business from customers and resulting in lower revenues.

Quality problems with our products could result in warranty claims and additional costs.
We generally allow customers to return defective or damaged products for credit, replacement or repair. We generally warrant that our products will meet customer specifications and will be free from defects in materials and workmanship. Additionally, we carry a safety stock of inventory for our customers that may be impacted by warranty claims. We reserve for our exposure to warranty claims based upon recent historical experience and other specific information as it becomes available. However, these reserves may not be adequate to cover future warranty claims. If these reserves are inadequate, additional warranty costs or inventory write-offs may need to be incurred in the future, which could harm our operating results.
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
Provisions contained in our agreements with key customers attempting to limit our damages, including provisions to limit damages to liability for negligence, may not be enforceable in all instances or may otherwise fail to adequately protect us from liability for damages. Product liability claims or product recalls, regardless of their ultimate outcome, could require us to spend significant time and money in litigation and require us to pay significant damages. The occurrence of product liability claims or product recalls could affect our operating results and financial condition.
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
Our operating results have fluctuated in the past and are likely to continue to fluctuate from quarter to quarter, making forecasting future performance difficult and resulting in volatility in our stock price. These fluctuations are due to a variety of factors, including the following:

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
We rely on a combination of patents, licenses, trade secrets and know-how to establish and protect our rights to our technologies and products. As of December 30, 2016, we have 1,019 active patents filed. However, the steps we have taken and will take in the future to protect the intellectual property rights to our technologies and products may not be adequate to deter misappropriation of our intellectual property. In addition to seeking formal patent protection whenever possible, we attempt to protect our proprietary rights and trade secrets by entering into confidentiality and non-compete agreements with employees, consultants and third parties with which we do business. However, these agreements may be breached and, if breached, there may be no adequate remedy available to us and we may be unable to prevent the unauthorized disclosure or use of our technical knowledge, practices and/or procedures. If our trade secrets become known, we may lose our competitive advantages. Additionally, as patents and other intellectual property protection expire, we may lose our competitive advantage.
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
Our future performance depends to a significant degree upon the continued contributions of our senior management team and key technical personnel. In general, only highly qualified and trained scientists have the necessary skills to develop our products, which are often highly technical in nature. The loss or unavailability to us of any member of our senior management team or a key technical employee could significantly harm us. We face intense competition for these professionals from our competitors, customers and companies operating in our industry. To the extent that the services of members of our senior management team and key technical personnel would be unavailable to us for any reason, we would be required to hire other personnel to manage and operate our Company and to develop our products and technology, which could negatively impact our business. We may not be able to locate or employ these qualified personnel on acceptable terms or may need to increase spending in order to attract these qualified personnel.
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
We have significant indebtedness that could affect our operations and financial condition, and our failure to meet certain financial covenants required by our debt agreements may materially and adversely affect our assets, financial position and cash flows.
At December 30, 2016, our total indebtedness was $1.7 billion. We incurred substantial additional indebtedness in connection with the Lake Region Medical acquisition. We funded the cash portion of the Lake Region Medical acquisition consideration, the pay-off of certain outstanding indebtedness of ours and of Lake Region Medical and the payment of transaction-related expenses through a combination of available cash-on-hand and proceeds from debt financings, which financings consisted of the issuance of $360 million of 9.125% senior notes due 2023 and borrowings of $1.4 billion under our Senior Secured Credit Facility. As of December 30, 2016, our debt service obligations, comprised of principal and interest, during the following 12 months are estimated to be approximately $133 million. The outstanding indebtedness and the terms and covenants of the agreements under which this debt was incurred, could, among other things:

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
We have incurred substantial expenses in connection with the acquisition of Lake Region Medical and expect to continue to incur substantial expenses in connection with its integration. As of December 30, 2016, we have incurred approximately $61 million in acquisition and integration costs related to the Lake Region Medical acquisition. Since our acquisition of Lake Region Medical, we achieved approximately $34 million in cumulative annual run-rate synergies, which exceeded our $25 million target. These net synergies are expected to increase to $60 million by 2018. We expect the investment necessary to achieve these synergies to consist of $20 million to $25 million in capital expenditures and $40 million to $50 million of operating expenses. However, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. These expenses could, particularly in the near term, exceed the savings that we expect to achieve from elimination of duplicative expenses and the realization of economies of scale and cost savings. Although we expect that the realization of efficiencies related to the integration of Lake Region Medical’s business will offset incremental transaction, acquisition-related and restructuring costs over time, this net benefit may not be achieved in the near term, or at all.
Successful integration of Lake Region Medical and anticipated benefits of the Lake Region Medical acquisition cannot be assured and integration matters could divert attention of management away from operations. The Lake Region Medical acquisition could have an adverse effect on our business relationships.
There can be no assurance that the Company will be able to maintain and grow its Lake Region Medical business and operations. In addition, the market segments in which Lake Region Medical operates may experience declines in customer demand and/or the entrance of new competitors. Customers, suppliers and other third parties with business relationships with us may decide not to renew or may decide to seek to terminate, change or renegotiate their relationships with us as a result of the Lake Region Medical acquisition, whether pursuant to the terms of their existing agreements with us or otherwise.
Our ability to realize the anticipated benefits of the Lake Region Medical acquisition will depend, to a large extent, on our ability to integrate the legacy businesses. Integrating and coordinating aspects of the operations and personnel of Lake Region Medical with legacy businesses involves complex operational, technological and personnel-related challenges. This process is time-consuming and expensive, disrupts the businesses of both companies and may not result in the full benefits expected by us, including cost synergies expected to arise from supply chain efficiencies and overlapping general and administrative functions.
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
Additionally, the integration of our legacy businesses and Lake Region Medical’s operations, products and personnel may place a significant burden on management and other internal resources. The attention of our management may be directed towards integration considerations and may be diverted from our day-to-day business operations, and matters related to the integration may require commitments of time and resources that could otherwise have been devoted to other opportunities that might have been beneficial to us and our business. The diversion of management’s attention, and any difficulties encountered in the transition and integration process, could harm our business, financial condition and operating results.
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

We may experience significant variability in our quarterly and annual effective tax rate and may not be able to use our net operating loss carryforwards and tax credit carryforwards which would affect our reported net income.
We have a complex tax profile due to the global nature of our operations, which encompass multiple taxing jurisdictions. Variability in the mix and profitability of domestic and international activities, identification and resolution of various tax uncertainties, changes in tax laws and rates, and the extent to which we are able to realize net operating loss and other carryforwards included in deferred tax assets and avoid potential adverse outcomes included in deferred tax liabilities, among other matters, may significantly affect our effective income tax rate in the future.
Changes in U.S. or international tax laws could materially affect our financial position and results of operations. The U.S. is actively considering changes to existing tax laws including lower corporate tax rates and changes to the taxability of imports and exports. In addition, many countries in the European Union, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development, are actively considering changes to existing tax laws. If tax laws and related regulations change, our financial results could be materially impacted. Given the unpredictability of these possible changes and their potential interdependency, it is possible such changes could adversely impact our financial results.
Our effective income tax rate is the result of the income tax rates in the various countries in which we do business. Our mix of income and losses in these jurisdictions affects our effective tax rate. For example, relatively more income in higher tax rate jurisdictions would increase our effective tax rate and thus lower our net income. Similarly, if we generate losses in tax jurisdictions for which no benefits are available, our effective income tax rate will increase. Our effective income tax rate may also be impacted by the recognition of discrete income tax items, such as required adjustments to our liabilities for uncertain tax positions or our deferred tax asset valuation allowance. A significant increase in our effective income tax rate could have a material adverse impact on our earnings.
We have recorded deferred tax assets based on our assessment that we will be able to realize the benefits of our net operating losses and other favorable tax attributes. Realization of deferred tax assets involve significant judgments and estimates which are subject to change and ultimately depends on generating sufficient taxable income of the appropriate character during the appropriate periods. Changes in circumstances may affect the likelihood of such realization, which in turn may trigger a write-down of our deferred tax assets, the amount of which would depend on a number of factors. A write-down would reduce our reported net income, which may adversely impact our financial condition or results of operations or cash flows.  In addition, we are potentially subject to ongoing and periodic tax examinations and audits in various jurisdictions, including with respect to the amount of our net operating losses and any limitation thereon. An adjustment to such net operating loss carryforwards, including an adjustment from a taxing authority, could result in higher tax costs, penalties and interest, thereby adversely impacting our financial condition, results of operations or cash flows.
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
Our sales outside the U.S., which accounted for 42% of sales for 2016, and our operations in Europe, Asia, and Central and South America are and will continue to be subject to a number of risks and potential costs, including:

•	changes in foreign economic conditions and/or regulatory requirements;

•	changes in foreign currency exchange rates;

•	local product preferences and product requirements;

•	outstanding accounts receivables that take longer to collect than is typical in the U.S.;

•	difficulties in enforcing agreements through foreign legal systems;

•	less protection of intellectual property in some countries outside of the U.S.;

•	trade protection measures and import and export licensing requirements;

•	work force instability;

•	political and economic instability; and

•	complex tax and cash management issues.
Moreover, there have been recent public announcements by members of the U.S. Congress and President Trump and his administration regarding their plans to make substantial changes in the taxation of U.S. companies and their foreign operations, including the possible implementation of a border tax, tariff or increase in custom duties on products manufactured outside of, and imported into, the U.S., as well as the renegotiation of U.S. trade agreements, including the North American Free Trade Agreement. As some of our manufacturing facilities are located in Mexico, Ireland and Malaysia, the importation of a border tax, tariff or higher customs duties on our products imported into the U.S., or any potential corresponding actions by other countries in which we do business, could negatively impact our business or results of operations.
We earn revenue and incur expenses related to our foreign sales and operations that are denominated in a foreign currency. Additionally, to the extent that monetary assets and liabilities, including short-term and long-term intercompany loans, are recorded in a currency other than the functional currency of our foreign subsidiaries, these amounts are remeasured each period, with the resulting gain or loss being recorded in Other Income, Net. We may buy hedges in certain currencies to reduce or offset our exposure to currency exchange fluctuations; however, these transactions may not be adequate or effective to protect us from the exposure for which they are purchased. Historically, foreign currency fluctuations have not had a material effect on our net financial results. However, fluctuations in foreign currency exchange rates could have a significant impact, positive or negative, on our financial results in the future.
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
Furthermore, healthcare industry regulations are complex, change frequently and have tended to become more stringent over time. Federal and state legislatures have periodically considered and implemented programs to reform or amend the U.S. healthcare system at both the federal and state levels. In addition, these regulations may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates or otherwise change the environment in which healthcare industry participants operate. We may be required to incur significant expenses to comply with these regulations or remedy past violations of these regulations. Our failure to comply with applicable government regulations could also result in cessation of portions or all of our operations, impositions of fines and restrictions on our ability to carry on or expand our operations. In addition, because many of our products are sold into regulated industries, we must comply with additional regulations in marketing our products.
In response to perceived increases in healthcare costs in recent years, there have been and continue to be proposals by the Presidential administrations, members of Congress, state governments, regulators and third-party payors to control these costs and, more generally, to reform the U.S. healthcare system, including by repealing or replacing the Patient Protection and Affordable Care Act. Health Care Reform imposed significant new taxes on medical device manufacturers through the end of 2015. Although this medical device excise tax was suspended beginning on January 1, 2016 until December 31, 2017, if this suspension is not continued or made permanent thereafter, the medical device excise tax will be automatically reinstated starting on January 1, 2018 and would result in a significant increase in the tax burden on our industry, which could have a material negative impact on our financial condition, results of operations and our cash flows. Other elements of Health Care Reform such as comparative effectiveness research, an independent payment advisory board, payment system reforms including shared savings pilots and other provisions could meaningfully change the way healthcare is developed and delivered, and may materially adversely impact numerous aspects of our business, results of operations and financial condition.
Many significant parts of Health Care Reform will be phased in over time and require further guidance and clarification in the form of regulations. As a result, many of the impacts of Health Care Reform and any future legislative changes to Health Care Reform will not be known until those regulations are enacted, which we expect to occur over the next several years.
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
Several of our customers rely on third party payors, such as government programs and private health insurance plans, to reimburse some or all of the cost of the procedures in which our products are used. The continuing efforts of governments, insurance companies and other payors of healthcare costs to contain or reduce those costs could lead to patients being unable to obtain approval for payment from these third party payors for procedures in which our products are used. If that occurred, sales of medical devices may decline significantly and our customers may reduce or eliminate purchases of our products. The cost containment measures that healthcare payors are instituting, both in the U.S. and internationally, could reduce our revenues and harm our operating results.
Our energy market revenues are dependent on conditions in the oil and natural gas industry, which historically have been volatile.
Sales of our products into the energy market depends upon the condition of the oil and gas industry. Currently, oil and natural gas prices have been subject to significant fluctuation and the oil and gas exploration and production industry has historically been cyclical, and it is likely that oil and natural gas prices will continue to fluctuate in the future. The current and anticipated prices of oil and natural gas influence the oil and gas exploration and production business and are affected by a variety of political and economic factors, including worldwide demand for oil and natural gas, worldwide and domestic supplies of oil and natural gas, the ability of the Organization of Petroleum Exporting Countries (“OPEC”) to set and maintain production levels and pricing, the level of production of non-OPEC countries, the price and availability of alternative fuels, political stability in oil producing regions and the policies of the various governments regarding exploration and development of their oil and natural gas reserves. A change in the oil and gas exploration and production industry or a reduction in the exploration and production expenditures of oil and gas companies, such as has occurred over the last few years, could cause our energy market revenues to decline.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Our principal executive office and headquarters is located in Frisco, Texas, in a leased facility. As of December 30, 2016, we operated 34 facilities in the U.S., six in Europe, three in Mexico, one in South America, and one in Southeast Asia. Of these facilities, 30 were leased and 15 were owned. We occupy approximately 2.4 million square feet of manufacturing and research, development, and engineering space worldwide. We believe the facilities we operate and their equipment are effectively utilized, well maintained, generally are in good condition, and will be able to accommodate our capacity needs to meet current levels of demand. We continuously review our anticipated requirements for facilities and, on the basis of that review, may from time to time acquire additional facilities and/or dispose of existing facilities. The acquisition of Lake Region Medical significantly expanded our global manufacturing footprint. This increased scope and scale presents opportunities to rationalize our manufacturing footprint across both the legacy Greatbatch and legacy Lake Region Medical facilities to achieve our cost savings and synergies.

ITEM 3.    LEGAL PROCEEDINGS

In April 2013, the Company commenced an action against AVX Corporation and AVX Filters Corporation (collectively “AVX”) alleging that AVX had infringed the Company’s patents by manufacturing and selling filtered feedthrough assemblies used in implantable pacemakers and cardioverter defibrillators that incorporate the Company’s patented technology. On January 26, 2016, a jury in the United States District Court for the District of Delaware returned a verdict finding that AVX infringed two Greatbatch patents and awarded the Company $37.5 million in damages. The finding is subject to post-trial proceedings, currently scheduled to be held in August 2017, including a possible appeal by AVX.
The Company’s Collegeville, PA facility, which was acquired as part of the Lake Region Medical acquisition, is subject to an administrative consent order entered into with the U.S. Environmental Protection Agency (the “EPA”), which requires ongoing groundwater treatment and monitoring at the site as a result of historic leaks from underground storage tanks. Upon approval by the EPA of the Company’s proposed post remediation care plan, which requires a continuation of the groundwater treatment and monitoring process at the site, the Company expects that the consent order will be terminated. The Company expects a decision from the EPA on whether the Company’s post remediation care plan has been approved in early 2017. The groundwater treatment process at the Collegeville facility consists of a groundwater extraction and treatment system and the performance of annual sampling of a defined set of groundwater wells as a means to monitor containment within approved boundaries.
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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “ITGR.” The following table sets forth information on the prices of our common stock as reported by the NYSE:

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2016
High	$31.45	$33.19	$39.45	$52.40
Low	18.10	20.62	28.55	30.95
Close	29.45	21.69	32.00	34.92

2015
High	$61.06	$63.19	$56.86	$58.18
Low	49.00	47.85	50.57	47.36
Close	52.50	58.43	53.50	56.72

We have not paid cash dividends and currently intend to retain any earnings to reinvest in our business or pay down outstanding debt. In addition, the term of our Senior Secured Credit Facility and the Indenture governing our 9.125% senior notes due 2023 limits the amount of dividends that we may pay. As of February 24, 2017, there were approximately 130 record holders of the Company’s common stock.

PERFORMANCE GRAPH
The following graph compares, for the five year period ended December 30, 2016, the cumulative total stockholder return for Integer Holdings Corporation, the S&P SmallCap 600 Index, and the Hemscott Peer Group Index. The Hemscott Peer Group Index includes approximately 120 comparable companies included in the Hemscott Industry Group 520 Medical Instruments & Supplies and 521 Medical Appliances & Equipment. The graph assumes that $100 was invested on December 30, 2011 and assumes reinvestment of dividends. The stock price performance shown on the following graph is not necessarily indicative of future price performance.

Company/Index	12/30/11	12/28/12	01/03/14	01/02/15	01/01/16	12/30/16

Integer Holdings Corporation	$100.00	$103.57	$198.19	$220.18	$237.56	$133.26
S&P Smallcap 600	100.00	116.33	164.38	173.84	170.41	215.67
Hemscott Peer Group Index	100.00	114.61	150.77	181.80	194.22	207.22

ITEM 6.    SELECTED FINANCIAL DATA

Five-Year Summary Financial Data
(in thousands, except per share amounts)
This data should be read along with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 “Financial Statements and Supplementary Data” appearing elsewhere in this report. Fiscal year 2013 consisted of 53 weeks. All other fiscal years consisted of 52 weeks.

	2016 (1)(2)	2015 (1)(2)	2014 (1)(2)	2013 (1)	2012 (1)(2)
Summary of Operations for the Fiscal Year:
Sales	$1,386,778	$800,414	$687,787	$663,945	$646,177
Net income (loss)	5,961	(7,594)	55,458	36,267	(4,799)
Earnings (loss) per share
Basic	$0.19	$(0.29)	$2.23	$1.51	$(0.20)
Diluted	0.19	(0.29)	2.14	1.43	(0.20)
Financial Position at Year End:
Working capital	$332,087	$360,764	$242,022	$190,731	$176,376
Total assets	2,832,543	2,982,136	955,122	889,629	889,611
Long-term obligations	1,922,084	1,917,671	233,099	255,772	316,994

(1)
From 2012 to 2016, we recorded material charges in Other Operating Expenses, Net, primarily related to our cost savings and consolidation initiatives and our acquisitions. Additional information is set forth in Note 13 “Other Operating Expenses, Net” of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

(2)
On October 27, 2015, August 12, 2014 and February 16, 2012, we acquired Lake Region Medical Holdings, Inc., Centro de Construcción de Cardioestimuladores del Uruguay, and NeuroNexus Technologies, Inc., respectively. On March 14, 2016, we spun-off a portion of our former QiG segment, which is now an independent publicly traded company known as Nuvectra Corporation. This data includes the results of operations of these acquired companies subsequent to their acquisition and does not include the result of operations of Nuvectra Corporation subsequent to its divestiture. Additional information is set forth in Note 2 “Divestiture and Acquisitions” of the Notes to Consolidated Financial Statements contained in Item 8 of this report. Additionally, in connection with our acquisition of Lake Region Medical we issued approximately $1.8 billion of long-term debt. Additional information is set forth in Note 9 “Debt” of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our selected financial data and our consolidated financial statements and the related notes appearing elsewhere in this report.
This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those under the heading “Risk Factors” in Item 1A of this report.
Our Business

•	Our business

•	Our acquisitions

•	Use of non-GAAP financial information

•	Strategic overview

•	Financial overview

•	Business outlook

•	Cost savings and consolidation efforts
Critical Accounting Estimates

•	Intangible assets and goodwill

•	Stock-based compensation

•	Inventories

•	Tangible long-lived assets

•	Income taxes
Our Financial Results

•	Fiscal 2016 compared with fiscal 2015

•	Fiscal 2015 compared with fiscal 2014

•	Liquidity and capital resources

•	Off-balance sheet arrangements

•	Contractual obligations

•	Impact of recently issued accounting standards
We utilize a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31. Fiscal years 2016, 2015 and 2014 each consisted of fifty-two weeks and ended on December 30, 2016, January 1, 2016 and January 2, 2015, respectively.
Our Business
Integer Holdings Corporation is one of the largest medical device outsource (“MDO”) manufacturers in the world serving the cardiac, neuromodulation, orthopedics, vascular and advanced surgical markets. We also serve the non-medical power solutions market. We provide innovative, high-quality medical technologies that enhance the lives of patients worldwide. In addition, we develop batteries for high-end niche applications in the energy, military, and environmental markets.
On October 27, 2015, we acquired all of the outstanding common stock of Lake Region Medical Holdings, Inc. (“Lake Region Medical”). On March 14, 2016, we spun-off a portion of our former QiG segment (the “Spin-off”), which is now an independent publicly traded company known as Nuvectra Corporation (“Nuvectra”). As a result of the Lake Region Medical acquisition and Spin-off, during 2016 we reorganized our operations including our internal management and financial reporting structure. As a result, we reevaluated and revised our reportable business segments during the fourth quarter of 2016 and are now disclosing two reportable segments: (1) Medical and (2) Non-Medical. Our Medical segment includes the operations of our former Lake Region Medical segment, the remaining operations of our former QiG segment after the Spin-off, and the portion of the previously reported Greatbatch Medical segment not included in our Non-Medical segment. Our Non-Medical segment includes our Electrochem business, which was previously included in our Greatbatch Medical segment. Prior period amounts throughout this Annual Report on Form 10-K have been reclassified to conform to the new segment reporting presentation. We continue to refine the way we classify product line sales, which may impact the way future product line sales are reported, but will not change total sales. Refer to Note 2 “Divestiture and Acquisitions” of the Notes to the Consolidated Financial Statements contained in Item 8 of this report for further description of the Lake Region Medical acquisition and Spin-off and Note 15 “Business Segment, Geographic and Concentration Risk Information” for further information on our product lines and business segments.

MANAGEMENT’S DISCUSSION AND ANALYSIS

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
Our Acquisitions
On October 27, 2015, we acquired all of the outstanding common stock of Lake Region Medical, headquartered in Wilmington, MA. Lake Region Medical is a manufacturer of interventional and diagnostic wire-formed medical devices and components specializing in minimally invasive devices for cardiovascular, endovascular, and neurovascular applications. This acquisition has added scale and diversification to enhance customer access and experience by providing a comprehensive portfolio of technologies. The operating results of Lake Region Medical were included in our Medical segment from the date of acquisition. The aggregate purchase price of Lake Region Medical including debt assumed was $1.77 billion, which was funded primarily through a new senior secured credit facility and the issuance of senior notes. Total assets acquired from Lake Region Medical were $2.1 billion. Total liabilities assumed from Lake Region Medical were $1.3 billion. For 2016, Lake Region Medical had $802.4 million of revenue and $32.8 million of net income. For 2015, Lake Region Medical had $138.6 million of revenue and a net loss of approximately $17.4 million.
On August 12, 2014, we purchased all of the outstanding common stock of Centro de Construcción de Cardioestimuladores del Uruguay (“CCC”), headquartered in Montevideo, Uruguay. CCC is an active implantable neuromodulation medical device systems developer and manufacturer that produces a range of medical devices including implantable pulse generators, programmer systems, battery chargers, patient wands and leads. This acquisition allows us to more broadly partner with medical device companies, complements our core discrete technology offerings, and enhances our medical device innovation efforts. The operating results of CCC were included in our Medical segment from the date of acquisition. The aggregate purchase price of CCC was $19.8 million, which we funded with cash on hand. Total assets acquired from CCC were $26.2 million. Total liabilities assumed from CCC were $6.4 million. For 2014, CCC had $5.8 million of revenue and net income of $1.2 million.
With the acquisition of Lake Region Medical, our main strategic priorities over the next two years include, among others, the integration of both legacy companies, driving integration synergies, and the paying down our outstanding debt. Our acquisition focus, if any, will be primarily directed at smaller “bolt-on” or adjacent acquisition opportunities that have a strategic fit with our existing core businesses, particularly opportunities that support our enterprise strategy and enhance the value proposition of our product offerings.
Use of Non-GAAP Financial Information
We prepare our consolidated financial statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Additionally, we consistently report and discuss in our earnings releases and investor presentations adjusted net income, adjusted earnings per diluted share (“adjusted diluted EPS”), earnings before interest, taxes, depreciation, and amortization (“EBITDA”), adjusted EBITDA and organic constant currency sales growth rates.
Adjusted net income and adjusted diluted EPS consist of GAAP amounts adjusted for the following to the extent occurring during the period: (i) acquisition-related charges, (ii) amortization of intangible assets, (iii) facility consolidation, optimization, manufacturing transfer and system integration charges, (iv) asset write-down and disposition charges, (v) charges in connection with corporate realignments or a reduction in force, (vi) certain litigation expenses, charges and gains, (vii) unusual or infrequently occurring items, (viii) gain/loss on cost and equity method investments, (ix) the income tax (benefit) related to these adjustments and (x) certain tax items that are outside the normal provision for the period. Adjusted diluted EPS is calculated by dividing adjusted net income by diluted weighted average shares outstanding.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS

We believe that the presentation of adjusted net income, adjusted diluted EPS, EBITDA, adjusted EBITDA, and organic constant currency sales growth rates provides important supplemental information to management and investors seeking to understand the financial and business trends relating to our financial condition and results of operations, including compliance with our bank covenant calculations. Additionally, incentive compensation targets for our executives and associates are based upon these adjusted measures.
Strategic Overview
The last two years have been transformational for Integer. In 2015, we merged with Lake Region Medical to form one of the largest MDO manufacturers in the world.  In 2016, we spun-off our QiG Group, LLC subsidiary and its neuromodulation medical device business, known as Nuvectra, to allow both companies to capitalize on their respective growth opportunities and focus on their respective strategic plans. In mid-2016, our transformation culminated with the unification of the combined companies under one name - “Integer” - signifying the full portfolio of product offerings we can provide our customers from discrete component technologies to full active implantable medical devices.
During 2016, we made significant progress towards integrating our two legacy companies and remain ahead of our original expectations with regards to deal synergies. This, when combined with the steps we have taken to stabilize our business throughout the year, establishes a strong foundation from which to grow. For 2017, one of our main strategic priorities will be to continue to invest in our business to drive growth with our customers across the full spectrum of portfolio opportunities we offer. Additionally, we are focused on delivering stockholder returns through growth in profitability and cash generation in order to pay down debt. With our expanded capabilities, increased scale and experienced management team, we believe we are well positioned to drive sustainable growth and profitability, which increases our confidence as we move into 2017.
We believe Integer is well-positioned within the medical technology and medical device outsource manufacturing market and that there is a robust funnel of opportunities to pursue. It is contingent upon us to capitalize on these. We have expanded our medical device capabilities and are excited about opportunities to partner with customers to drive innovation. We believe we have the scale and global presence, supported by world-class manufacturing and quality capabilities to capture these opportunities. We are confident in our abilities as one of the largest medical device outsource manufacturers, with a long history of successfully integrating companies, driving down cost and growing revenues over the long-term. Ultimately, our strategic vision is to drive shareholder value by enhancing the lives of patients worldwide and by being our customers’ partner of choice for innovative medical technologies and services.
Financial Overview
Fiscal year 2016 sales of $1.39 billion increased $586 million or 73% in comparison to 2015. During 2016, incremental sales contributed by Lake Region Medical were approximately $650 million. Sales for 2016 also include the impact of foreign currency exchange rate fluctuations, which reduced legacy Greatbatch Medical sales by approximately $1 million in comparison to the prior year due to the strengthening dollar versus the Euro. Foreign currency exchange rate fluctuations are expected to have a more material impact on our sales in 2017 due to the 7% strengthening of the U.S. dollar in comparison to the Euro during the fourth quarter of 2016. Excluding the impact of these items, as well as the divestiture of $1 million of revenue earned by Nuvectra prior to the Spin-off, organic constant currency sales decreased 8% in comparison to the prior year. This decrease was primarily due to 1) the reduction of shipments in a limited number of cardiac rhythm management (“CRM”) customer programs; 2) the 30% decline in Non-Medical sales caused by the slowdown in the energy markets; and 3) contractual price reductions given in exchange for longer-term volume commitments from customers. These decreases were partially offset by growth in sales to our neuromodulation customers during 2016.
Fiscal year 2015 sales of $800.4 million increased 16% in comparison to 2014. 2015 revenue includes two months of operations from Lake Region Medical, which added approximately $139 million to sales. Additionally, sales for the year were impacted by foreign currency exchange rate fluctuations, which reduced sales by approximately $14 million compared to the prior year. On an organic constant currency basis, 2015 sales decreased 2% over the prior year primarily due to a 27% decline in Non-Medical sales caused by the slowdown in the energy markets.
During 2016, our gross profit as a percentage of sales (“Gross Margin”) decreased 210 basis points to 27.3% in comparison to 2015. This decrease was primarily driven by the Lake Region Medical acquisition, which historically had lower Gross Margins than Greatbatch Medical (310 basis points), as well as contractual price reductions given in exchange for longer-term volume commitments from customers (210 basis points). 2015 cost of sales includes $23.0 million of inventory step-up amortization recorded as a result of the Lake Region Medical acquisition, which was fully amortized at the end of 2015 (290 basis points).
During 2015, our Gross Margin decreased 420 basis points to 29.4% in comparison to 2014. This decrease was primarily driven by the Lake Region Medical acquisition and inventory step-up amortization (510 basis points), partially offset by lower performance-based compensation.

MANAGEMENT’S DISCUSSION AND ANALYSIS

During 2016, our operating income increased $95.1 million to $108.3 million in comparison to 2015. Approximately $117 million of this increase was due to the acquisition of Lake Region Medical, which includes the benefit of acquisition synergies. Since the acquisition of Lake Region Medical, we achieved approximately $34 million of cumulative annual run-rate synergies, which exceeded our $25 million target. Our 2016 operating income also benefited from the Spin-off of Nuvectra, which increased operating income approximately $19 million in comparison to 2015. These increases were partially offset by lower gross profit due to contractual price reductions as discussed above.
During 2015, our operating income decreased $62.5 million, or 83%, in comparison to 2014. This decrease was primarily due to the acquisition of Lake Region Medical, which decreased our operating income by approximately $16 million. Additionally, our operating income declined due to $42 million of additional other operating expenses, net (“OOE”) incurred primarily due to costs incurred in connection with the acquisition of Lake Region Medical, the Spin-off and our consolidation initiatives.
During 2016 and 2015, we incurred $77.8 million and $29.2 million, respectively, of additional interest expense primarily due to the $1.8 billion of debt issued in connection with the Lake Region Medical acquisition. In addition to the debt incurred, we issued 5.0 million shares to the former owners of Lake Region Medical as part of the consideration paid, which increased weighted average diluted shares outstanding.
The net result of the above is that GAAP net income was $6.0 million, a loss of $7.6 million and $55.5 million, for fiscal year 2016, 2015 and 2014, respectively, and GAAP diluted earnings per share (“EPS”) were $0.19, a loss of $0.29 and $2.14 per share for fiscal year 2016, 2015 and 2014, respectively.
We consistently report and discuss in our earnings releases and investor presentations adjusted diluted EPS and adjusted EBITDA. These amounts consist of GAAP amounts adjusted for unusual or infrequently occurring items and specific items related to our acquisition and consolidation initiatives. We believe that the presentation of adjusted diluted earnings per share and adjusted EBITDA provides important supplemental information to management and investors seeking to understand the financial and business trends relating to our financial condition and results of operations, including compliance with our bank covenant calculations. Refer to “Use of Non-GAAP Financial Information” above for a further description of these items.
A reconciliation of GAAP net income (loss) and diluted EPS to adjusted amounts for fiscal years 2016, 2015 and 2014 is as follows (in thousands, except per share amounts):

	2016			2015			2014
	Pre-Tax	Net Income	Per Diluted Share	Pre-Tax	Net Income (Loss)	Per Diluted Share	Pre-Tax	Net Income	Per Diluted Share
As reported (GAAP)	$1,185	$5,961	$0.19	$(15,700)	$(7,594)	$0.29	$76,579	$55,458	$2.14
Adjustments:
Amortization of intangibles(a)	37,862	26,771	0.86	17,496	12,273	0.45	13,877	9,637	0.37
Acquisition related inventory step-up amortization (COS)(a)	—	—	—	22,986	15,605	0.57	260	195	0.01
IP related litigation (SG&A)(a)(b)	3,040	1,976	0.06	4,417	2,871	0.11	2,502	1,626	0.06
Other operating expenses, net (a):
Consolidation and optimization(c)	26,490	21,582	0.69	26,393	21,158	0.77	11,188	6,567	0.25
Acquisition and integration(d)	28,316	18,554	0.59	33,449	25,885	0.95	3	61	—
Asset dispositions, severance and other(e)	6,931	5,760	0.18	6,622	5,099	0.19	4,106	3,463	0.13
Acquisition transaction costs(a)(f)	—	—	—	9,463	6,151	0.23	—	—	—
(Gain) loss on cost and equity method investments, net(a)	833	541	0.02	(3,350)	(2,177)	(0.08)	(4,370)	(2,841)	(0.11)
Tax adjustments(g)	—	(154)	—	—	—	—	—	—	—
Taxes(a)	(23,666)	—	—	(22,505)	—	—	(29,979)	—	—
Adjusted (Non-GAAP)		$80,991	$2.59		$79,271	$2.90		$74,166	$2.86
Adjusted diluted weighted average shares(h)		31,222			27,304			25,975

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

(b)
In 2013, we filed suit against AVX Corporation alleging they were infringing on our intellectual property (“IP”). Given the complexity and significant costs incurred pursuing this litigation, we are excluding these litigation expenses from adjusted amounts. Refer to Note 15 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements contained in Item 8 of this report for additional information regarding this litigation.

(c)
Refer to the “Cost Savings and Consolidation Efforts” section of this Item and Note 13 “Other Operating Expenses, Net” of the Notes to Consolidated Financial Statements contained in Item 8 of this report for additional information regarding these initiatives.

(d)
During 2016 and 2015, we incurred acquisition and integration costs related to the acquisition of Lake Region Medical, which was acquired in October 2015. During 2015 and 2014, we incurred costs related to the integration of CCC, which was acquired in August 2014.

(e)
2016 and 2015 amounts primarily include legal and professional fees incurred in connection with the Spin-off. 2014 amounts primarily include costs in connection with our business reorganization to realign our contract manufacturing operations.

(f)
During 2015, we recorded transaction costs (i.e. debt commitment fees, interest rate swap termination costs, debt extinguishment charges) in connection with our acquisition of Lake Region Medical. These expenses are included as a component of interest expense in our Consolidated Statement of Operations and Comprehensive Income (Loss).

(g)
Tax adjustments for 2016 include a $2.8 million tax benefit related to certain transaction costs of the Lake Region Medical acquisition and the Spin-off and a $2.6 million tax charge recorded in connection with the enactment of regulations under §987 of the Internal Revenue Code, which resulted in an adjustment to our deferred tax assets.

(h)
Adjusted diluted weighted average shares for fiscal year 2016 and 2015 includes 249,000 and 941,000, respectively, of potentially dilutive shares not included in the computation of GAAP diluted weighted average shares because their effect would have been anti-dilutive for GAAP purposes.

For 2016, adjusted diluted EPS decreased 11% to $2.59 per share in comparison to 2015 primarily due to the decline in gross profit as discussed above. Note that the results of Nuvectra prior to the Spin-off decreased 2016 adjusted net income by $2.6 million and adjusted EPS by $0.08 per share.
For 2015, adjusted diluted EPS increased 1% to $2.90 per share in comparison to 2014. We estimate that the Lake Region Medical acquisition was approximately 2% dilutive to 2015 adjusted diluted EPS, and that excluding this impact, adjusted diluted EPS would have increased approximately 3% in comparison to 2014.
A reconciliation of GAAP net income (loss) to EBITDA and adjusted EBITDA for fiscal years 2016, 2015 and 2014 is as follows:

(dollars in thousands)	2016	2015	2014
Net income (loss) as reported (GAAP)	$5,961	$(7,594)	$55,458

Interest expense	111,270	33,513	4,252
Provision (benefit) for income taxes	(4,776)	(8,106)	21,121
Depreciation	52,662	27,136	23,320
Amortization	37,862	17,496	13,877
EBITDA (Non-GAAP)	202,979	62,445	118,028

Acquisition related inventory step-up amortization	—	22,986	260
IP related litigation	3,040	4,417	2,502
Stock-based compensation expense excluding OOE	6,933	9,287	12,893
Consolidation and optimization expenses	26,490	26,393	11,188
Acquisition and integration expenses	28,316	33,449	3
Asset dispositions, severance and other	6,931	6,622	4,106
Noncash (gain) loss on cost and equity method investments	1,495	275	(1,190)
Adjusted EBITDA (Non-GAAP)	$276,184	$165,874	$147,790
The changes in adjusted EBITDA for fiscal year 2016 versus fiscal year 2015 and 2014 are the result of the same factors that drove the changes in adjusted diluted EPS as discussed above.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Business Outlook
Our current full-year 2017 outlook is as follows (in millions, except for per share amounts):

	GAAP		Adjusted Basis
	High	Low	High	Low
Revenue	$1,430	$1,390	$1,430	$1,390
Earnings per Diluted Share	$1.50	$1.10	$3.10	$2.70
Except as described below, further reconciliations by line item to the closest corresponding GAAP financial measures for adjusted basis earnings per diluted share, included in our “Business Outlook” above, are not available without unreasonable efforts on a forward-looking basis due to the high variability, complexity and visibility of the charges excluded from this non-GAAP financial measure.
Adjusted basis earnings per diluted share for 2017 is expected to consist of GAAP Net Income and EPS, excluding items such as intangible amortization, IP related litigation costs, and consolidation, acquisition, integration, and asset disposition/write-down charges totaling approximately $72 million. The after-tax impact of these items is estimated to be approximately $50 million, or approximately $1.60 per diluted share.
Cost Savings and Consolidation Efforts
In 2016, 2015 and 2014, we recorded charges in OOE related to various cost savings and consolidation initiatives. These initiatives were undertaken to improve our operational efficiencies and profitability, the most significant of which are as follows (dollars in millions):

Initiative	Expected Expense	Expected Capital	Expected Annual Cost Savings(a)	Expected Completion Date
2014 investments in capacity and capabilities	$50 - $55	$24 - $25	> $20	2017
Orthopedic facilities optimization	$45 - $48	$31 - $35	$15 - $20	2017
Lake Region Medical consolidations	$20 - $25	$5 - $6	$12 - $13	2018
(a) Represents the annual benefit to our operating income expected to be realized from these initiatives through cost savings and/or increased capacity. These benefits will be phased in over time as the various initiatives are completed, some of which are already included in our current period results.
We continually evaluate our operating structure in order to maximize efficiencies and drive margin expansion. Future charges are expected to be incurred as a result of the consolidation and optimization of the combined Greatbatch Medical and Lake Region Medical businesses. We seek to create an optimized manufacturing footprint, leveraging our increased scale and product capabilities while also supporting the needs of our customers. Our efforts will include:

•	potential manufacturing consolidations;

•	continuous improvement;

•	productivity initiatives;

•	direct material and indirect expense savings opportunities; and

•	the establishment of centers of excellence around the world.
Since the acquisition of Lake Region Medical, we achieved approximately $34 million of cumulative annual run-rate synergies, which exceeded our $25 million target. These net synergies are expected to increase to $60 million by 2018. We expect the total investment necessary to achieve these synergies to consist of $20 million to $25 million in capital expenditures and $40 million to $50 million of operating expenses. Refer to Note 13 “Other Operating Expenses, Net” of the Notes to Consolidated Financial Statements contained in Item 8 of this report for additional information about the timing, cash flow impact, and amount of future expenditures for our cost savings and consolidation initiatives.

MANAGEMENT’S DISCUSSION AND ANALYSIS

CRITICAL ACCOUNTING ESTIMATES
The preparation of our consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our consolidated financial statements. Management considers an accounting estimate to be critical if (1) it requires assumptions to be made that were uncertain at the time the estimate was made; and (2) changes in the estimate or different estimates that could have been selected could have a material impact on our consolidated results of operations, financial position or cash flows. Our most critical accounting estimates are described below. We also have other policies that we consider key accounting policies, such as our revenue recognition policy; however, these policies do not meet the definition of critical accounting estimates, because they do not generally require us to make estimates or judgments that are difficult or subjective.
Intangible Assets and Goodwill
We account for business combinations using the acquisition method of accounting, which requires that the cost to acquire a company is allocated to the tangible and intangible assets acquired and liabilities assumed based on estimates of their respective fair values at the date of acquisition. Our more significant intangible assets, other than goodwill, include tradenames, trademarks, patents, technology, and customer lists. Any excess of the purchase price over the estimated fair values of the net identified tangible and intangible assets acquired is recorded as goodwill. Determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, requires us to make significant estimates and judgments, which can materially impact our results of operations.
Definite-lived intangible assets are amortized over the expected life of the asset and are tested for impairment when events or circumstances indicate that their carrying value may not be recoverable. Indefinite lived intangible assets, which include goodwill, tradenames and trademarks, are not amortized but are tested for impairment on an annual basis or more frequently if an event or change in circumstance occurs that would indicate that their carrying amount may be impaired.
Assumptions / Approach Used
The fair value of intangible assets, including goodwill, is based upon management’s assumptions and is determined using one of three valuation approaches: market, income or cost. The selection of a particular method depends on the reliability of available data and the nature of the asset. The market approach utilizes available market pricing for comparable assets. The income approach is based upon the present value of risk adjusted cash flows projected to be generated by the asset. The projected cash flows consider several factors from the perspective of a market participant, including current revenue expectations from existing customers, attrition trends, pricing, reasonable contract renewal assumptions, new product launches, cost synergies, royalty rates and expected profit margins, giving consideration to historical and expected margins. The cost approach is based upon the cost to replace the asset with another of equivalent economic utility. The cost to replace the asset reflects the estimated reproduction or replacement cost less an allowance for loss in value due to depreciation or obsolescence, with specific consideration given to economic obsolescence, if indicated.
Our indefinite-lived intangible assets, other than goodwill, consist of the Greatbatch and Lake Region tradenames and were tested for impairment on the last day of our fiscal year using a form of the income approach referred to as the relief from royalty method. The key assumptions in the analysis performed as of December 30, 2016 include projected future revenues consistent with those discussed in the Business Outlook section of this Item, a discount rate of 11.0%, royalty rates ranging from 1.0% to 2.0%, a tax rate of 38% and a terminal growth rate of 3.00%. The assumptions used also incorporated the forward-looking statements made throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Item.
We do not believe that the Greatbatch tradename is at risk of failing future impairment analysis unless there is a significant decline in future revenues, as the results of the current year impairment analysis indicated that the fair value of the Greatbatch tradename was in excess of its carrying value by over 300%. The Lake Region tradename may be subject to future impairment if projected future revenues are not achieved or if there is a change to the underlying assumptions discussed above.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Goodwill is required to be tested for impairment on the last day of the fiscal year or more frequently if an event or change in circumstance occurs that would indicate that its carrying amount may be impaired. Goodwill is tested for impairment at the reporting unit level, which is defined as an operating segment or one level below, by comparing the fair value of each reporting unit to its carrying value. When evaluating goodwill for impairment, we may elect to first perform an assessment of qualitative factors, referred to as the “step-zero” approach, to determine if the fair value of the reporting unit is more-likely-than-not greater than its carrying amount. Based on the review of the qualitative factors, if we determine it is more-likely-than-not that the fair value of the reporting unit is greater than its carrying value, the two-step quantitative impairment test can by bypassed. If we determine that it is more-likely-than not that the fair value of the reporting unit is less than its carrying value, or if we chose to bypass the qualitative assessment altogether, we are required to test goodwill for impairment under the two-step quantitative approach. The first step of the quantitative approach is to calculate the estimated fair value of each reporting unit and compare it to its carrying value. If the fair value of the reporting unit is greater than its carrying value, then goodwill is not considered impaired. If the fair value of the reporting unit is less than its carrying value, we must complete the second step of the quantitative approach and compute an impairment loss.
As a result of the Spin-off in March 2016, we performed a step-zero goodwill impairment analysis for our QiG reporting unit. Based upon our review of the qualitative factors under the step-zero approach, we determined that it was more-likely-than-not that the fair value of QiG was greater than its carrying value, thus the two-step quantitative approach was not required. The qualitative factors considered included, but were not limited to, macroeconomic conditions, share price, competitive environment, industry and market data, cost factors, the overall financial performance of each of the reporting units, the results of the last impairment test, and other entity and reporting unit specific events.
As a result of the Lake Region acquisition in October 2015 and the Spin-off in March 2016, we reorganized our operations including our internal management and financial reporting structure, which was completed in the fourth quarter of 2016. As a result, we reevaluated and revised our reportable operating segments from Greatbatch Medical, QiG and Lake Region Medical to Medical and Non-Medical. As required, we reallocated goodwill to each of the new reportable operating segments based upon their relative fair values, as determined using a combination of the income and market approaches. This change in reportable operating segments also triggered us to perform a step-zero goodwill impairment analysis for the previous reporting units immediately prior to the change. Based upon our review of the qualitative factors under the step-zero approach, we determined that it was more-likely-than-not that the fair value of Greatbatch Medical, QiG and Lake Region Medical were greater than their carrying value, thus the two-step quantitative approach was not required. The qualitative factors considered included, but were not limited to, macroeconomic conditions, share price, competitive environment, industry and market data, cost factors, the overall financial performance of each of the reporting units, the results of the last impairment test, and other entity and reporting unit specific events.
For our annual impairment test on December 30, 2016, we chose to bypass the step-zero qualitative assessment and tested goodwill for impairment using the two-step quantitative approach. The fair value of each reporting unit, Medical and Non-Medical, was determined using a combination of the income and market approaches. The present value of the risk adjusted cash flows computed under the income approach for the Medical reporting unit were calculated using projected future revenues consistent with those discussed in the Business Outlook section of this Item, a discount rate of 9.0%, a tax rate of 28%, and a long-term terminal growth rate of 3.0%. The market approach used for the Medical reporting unit considered EBITDA multiples based upon comparable public companies ranging from 8.5x to 9.5x and recent market transactions ranging from 10.5x to 12.5x. The present value of the risk adjusted cash flows computed under the income approach for the Non-Medical reporting unit were calculated using a discount rate of 10.0%, a tax rate of 38%, and a long-term terminal growth rate of 3.0%. The market approach used for the non-medical reporting unit considered EBITDA multiples based upon comparable public companies of 9.5x and recent market transactions ranging from 11.0x to 13.5x. The assumptions used in our 2016 impairment analysis for the Medical and Non-Medical reporting units also incorporated the forward-looking statements made throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Item.
Based upon our step one quantitative assessment, it was determined that the fair value of both the Medical and Non-Medical reporting units exceeded their carrying value and that the second step of the quantitative approach was not required.
We do not believe that the goodwill allocated to the Medical reporting unit is at risk of failing future impairment analysis unless operating conditions significantly deteriorate, as the results of our current year impairment analysis indicated that the fair value of the Medical reporting unit was in excess of its carrying value by over 50%. Examples of a significant deterioration in operating conditions include the loss of one or more significant customers, technology obsolescence, product liability claims or significant manufacturing disruption, amongst other factors. The goodwill allocated to the Non-Medical reporting unit may be subject to future impairment if actual operating results continue to deteriorate consistent with the previous two fiscal years, which was driven by the downturn in the energy markets. Based upon our quantitative assessment, it was determined that the fair value of the Non-Medical reporting unit was in excess of its carrying value by approximately 15%.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Effect of Variation of Key Assumptions Used
We make certain estimates and assumptions that affect the expected future cash flows and fair value of our reporting units within our quantitative goodwill impairment analysis. These include discount rates, tax rates, terminal growth rates, projections of future revenues and expenses and EBITDA multiples, among others. Significant changes in these estimates and assumptions could create future impairment losses to our goodwill.
For our indefinite-lived intangible assets, we make estimates of royalty rates, tax rates, terminal growth rates, future revenues, and discount rates. Significant changes in these estimates could create future impairments of these assets.
Estimation of the useful lives of indefinite and definite lived intangible assets is based upon the estimated cash flows of the respective intangible asset and requires significant management judgment. Events could occur that would materially affect our estimates of useful lives. Significant changes in these estimates and assumptions could change the amount of future amortization expense or could create future impairment of these intangible assets.
As of December 30, 2016, we have $1.9 billion of intangible assets recorded on our consolidated balance sheet, representing approximately 67% of total assets. This includes $849.8 million of amortizing intangible assets, $90.3 million of indefinite-lived intangible assets and $967.3 million of goodwill. A 1% increase in the amortization of our intangible assets would decrease our 2016 net income by approximately $0.25 million, or less than $0.01 per diluted share. A 1% impairment of our intangible assets would decrease our 2016 net income by approximately $12.4 million, or approximately $0.40 per diluted share.
Stock-based Compensation
We record compensation costs related to our stock-based awards, which include stock options, restricted stock and restricted stock units. We measure stock-based compensation cost at the grant date based on the fair value of the award.
Compensation cost for service-based awards is recognized ratably over the applicable vesting period. Compensation cost for performance awards based on Company financial metrics is reassessed each period and recognized based upon the probability that the performance targets will be achieved. Compensation cost for performance awards based on market metrics, such as total shareholder return, is expensed each period whether the performance metrics are achieved or not. The amount of stock-based compensation expense recognized during a period is based on the portion of the awards that are ultimately expected to vest due to the employee meeting the service element of the award, including market and nonmarket performance awards. The total expense recognized over the vesting period will only be for those awards that ultimately vest for service-based and nonmarket-based performance awards. The total expense recognized over the vesting period for market-based performance awards will only be for those awards where the service requirements were met.
Assumptions / Approach Used
We utilize the Black-Scholes Option Pricing Model to determine the fair value of stock options. We are required to make certain assumptions with respect to selected Black-Scholes model inputs, including expected volatility, expected life, expected dividend yield and the risk-free interest rate. Expected volatility is based on the historical volatility of our stock over the most recent period commensurate with the estimated expected life of the stock options. The expected life of stock options granted, which represents the period of time that the stock options are expected to be outstanding, is based primarily on historical data. The expected dividend yield is based on our history and expectation of dividend payouts. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period commensurate with the estimated expected life.
The fair value of time-based and nonmarket-based performance restricted stock and restricted stock unit awards is equal to the fair value of the Company’s stock on the grant date. The fair value of market-based performance restricted stock unit awards is determined by utilizing a Monte Carlo simulation model, which projects the value of Integer stock versus our peer group under numerous scenarios and determines the value of the award based upon the present value of these projected outcomes.
Compensation cost for nonmarket-based performance awards is reassessed each period and recognized based upon the probability that the performance targets will be achieved considering actual and expected future performance.
Stock-based compensation expense is recorded for those awards where the service period is expected to be met by the associate, including market and nonmarket performance awards. Forfeiture estimates for determining appropriate stock-based compensation expense are made at the grant date based on historical experience and demographic characteristics. Revisions are made to those estimates in subsequent periods if actual forfeitures differ from estimated forfeitures.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Effect of Variation of Key Assumptions Used
Option pricing models were developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. As our share-based payments have characteristics significantly different from those of freely traded options, and changes in the subjective input assumptions can materially affect our estimates, existing valuation models may not provide reliable measures of the fair values of our shared-based compensation. Consequently, there is a risk that our estimates of fair values of our share-based compensation awards may bear little resemblance to the actual values realized upon the exercise, expiration or forfeiture of those share-based payments in the future. Stock options may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our consolidated financial statements. Alternatively, value may be realized from these instruments that is significantly in excess of the fair values originally estimated on the grant date and reported in our consolidated financial statements. There are significant differences among valuation models, which may result in a lack of comparability with other companies that use different models, methods and assumptions.
There is a high degree of subjectivity involved in selecting the assumptions utilized to determine fair value and forfeiture rates. If factors change, resulting in the use of different assumptions in future periods, the expense that we record for future grants may differ significantly from what we have recorded in the current period. Additionally, changes in performance of the Company will affect the likelihood that non-market-based performance targets are achieved and could materially impact the amount of stock-based compensation recognized.
A 1% increase in our stock-based compensation expense would decrease our 2016 net income by approximately $0.1 million, or less than $0.01 per diluted share.
As discussed in Note 1 “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements contained in Item 8 of this report, we will be adopting Accounting Standards Update (“ASU”) No. 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” in the first quarter of fiscal year 2017. This new guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The adoption of this ASU is not expected to have a material impact on our Consolidated Financial Statements.
Inventories
Inventories are stated at the lower of cost, determined using the first-in, first-out method, or market.
Assumptions / Approach Used
Inventory costing requires complex calculations that include assumptions for overhead absorption, scrap, sample calculations, manufacturing yield estimates, costs to sell, and the determination of which costs may be capitalized. The valuation of inventory requires us to estimate obsolete or excess inventory, as well as inventory that is not of saleable quality.
Effect of Variation of Key Assumptions Used
Variations in methods or assumptions could have a material impact on our results. If our demand forecast for specific products is greater than actual demand and we fail to reduce manufacturing output accordingly, we could be required to record additional inventory write-down or expense a greater amount of overhead costs, which would negatively impact our net income.
As of December 30, 2016, we have $225.2 million of inventory recorded on our consolidated balance sheet, representing approximately 8% of total assets. A 1% write-down of our inventory would decrease our 2016 net income approximately $1.5 million, or $0.05 per diluted share.
As discussed in Note 1 “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements contained in Item 8 of this report, we will be adopting ASU No. 2015-11, “Simplifying the Measurement of Inventory,” which requires inventory to be measured at the lower of cost or net realizable value, on a prospective basis in the first quarter of fiscal 2017. We intend to adopt this guidance in the first quarter of fiscal year 2017 on a prospective basis and are currently assessing the impact of adopting this ASU on our Consolidated Financial Statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Tangible Long-Lived Assets
Property, plant and equipment and other tangible long-lived assets are carried at cost. The cost of property, plant and equipment is charged to depreciation expense over the estimated life of the operating assets, primarily on a straight-line basis. Tangible long-lived assets are subject to impairment assessment if certain indicators are present.
Assumptions / Approach Used
We assess tangible long-lived assets for impairment when events occur or circumstances change that would indicate that the carrying value of the asset (asset group) may not be recoverable. Factors that we consider in deciding when to perform an impairment review include, but are not limited to: a significant decrease in the market price of the asset (asset group); a significant change in the extent or manner in which the asset (asset group) is being used or in its physical condition; a significant change in legal factors or business climate that could affect the value of a long-lived asset (asset group), including an action or assessment by a regulator; an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset (asset group); a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset (asset group); and a current expectation that it is more likely than not that a long-lived asset (asset group) will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.
Recoverability is measured by comparing the carrying amount of the asset (asset group) to the related total undiscounted future cash flows. The projected cash flows for each asset (asset group) considers multiple factors, including current revenue from existing customers, proceeds from the sale of the asset (asset group), reasonable contractual renewal assumptions and expected profit margins, based on historical and expected future margins. If an asset’s (asset group’s) carrying value is not recoverable through related undiscounted future cash flows, the asset (asset group) is considered to be impaired. Impairment is measured by comparing the asset’s (asset group’s) carrying amount to its fair value.
When it is determined that the useful life of an asset (asset group) is shorter than originally estimated, and there are sufficient cash flows to supporting the carrying value of the asset (asset group), we accelerate the rate of depreciation in order to fully depreciate the asset over its shorter useful life.
Effect of Variation of Key Assumptions Used
Estimation of the cash flows and useful lives of tangible long-lived assets requires significant management judgment. Events could occur that would materially affect our estimates and assumptions. Unforeseen changes such as loss of one or more significant customers, technology obsolescence, or significant manufacturing disruption, amongst other factors, could substantially alter the assumptions regarding the ability to realize the return of our investment in long-lived assets or their estimated useful lives. Also, as we make manufacturing process conversions and other facility consolidation decisions, we must make subjective judgments regarding the remaining cash flows and useful lives of our assets, primarily manufacturing equipment and buildings. Significant changes in these estimates and assumptions could change the amount of future depreciation expense or could create future impairments of these long-lived assets (asset groups).
As of December 30, 2016, we have $372.0 million of tangible long-lived assets on our consolidated balance sheet, representing approximately 13% of total assets. A 1% write-down in our tangible long-lived assets would decrease our 2016 net income approximately $2.4 million, or $0.08 per diluted share.
Income Taxes
Our consolidated financial statements have been prepared using the asset and liability approach in accounting for income taxes, which requires the recognition of deferred income taxes for the expected future tax consequences of net operating losses, credits and temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not that the asset will not be realized.
Assumptions / Approach Used
In recording the provision for income taxes, management must estimate the future tax rates applicable to the reversal of temporary differences based upon the timing of the expected reversal. Also, estimates are made as to whether taxable operating income in future periods will be sufficient to fully recognize any gross deferred tax assets. If recovery is not likely, we must increase our provision for income taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. Alternatively, we may make estimates about the potential usage of deferred tax assets that decrease our valuation allowances.

MANAGEMENT’S DISCUSSION AND ANALYSIS

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We establish reserves for uncertain tax positions when we believe that those tax positions do not meet the more likely than not threshold. We adjust these reserves in light of changing facts and circumstances, such as the outcome of a tax audit or the lapse of statutes of limitations. The provision for income taxes includes the impact of reserve provisions and changes to the reserves that are considered appropriate.
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
At December 30, 2016, we had $204.2 million of gross deferred tax assets on our consolidated balance sheet and a valuation allowance of $35.4 million has been established for certain deferred tax assets, as it is more likely than not that they will not be realized. As of December 30, 2016, the Company has federal net operating loss (“NOL”) carryforwards of approximately $388.6 million expiring at various dates through 2034. If not utilized, these carryforwards will begin to expire in 2019. In assessing the realizability of the deferred tax asset associated with the NOLs, management relied on the reversal of deferred tax liabilities within the U.S. taxing jurisdictions of approximately $861.7 million.
As of December 30, 2016, we had unrecognized tax positions of $10.6 million. Within the next twelve months, it is reasonably possible that approximately $0.6 million of the total uncertain tax positions recorded will reverse, primarily due to the expiration of statutes of limitation in various jurisdictions and/or audit settlements. Approximately $9.8 million would favorably impact the effective rate once settled.
A 1% decrease in the effective tax rate would decrease the current year benefit for incomes taxes by less than $0.01 million and 2016 diluted earnings per share by less than $0.01 per diluted share. An increase in the valuation allowance representing 1% of our gross deferred tax assets would decrease our 2016 net income by approximately $2.0 million, or $0.07 per diluted share.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Our Financial Results

				2016 vs. 2015		2015 vs. 2014
	2016	2015	2014	$ Change	% Change	$ Change	% Change
Dollars in thousands, except per share data
Medical Sales:
Cardio & Vascular	$568,510	$143,260	$58,770	$425,250	297%	$84,490	144%
Cardiac & Neuromodulation	389,403	356,064	330,921	33,339	9%	25,143	8%
Advanced Surgical, Orthopedics & Portable Medical	392,778	243,385	216,339	149,393	61%	27,046	13%
Elimination of interproduct line sales	(5,592)	(1,744)	—	(3,848)	N/A	(1,744)	NA
Total Medical Sales	1,345,099	740,965	606,030	604,134	82%	134,935	22%
Non-Medical	41,679	59,449	81,757	(17,770)	(30)%	(22,308)	(27)%
Total sales	1,386,778	800,414	687,787	586,364	73%	112,627	16%
Cost of sales	1,008,479	565,279	456,389	443,200	78%	108,890	24%
Gross profit	378,299	235,135	231,398	143,164	61%	3,737	2%
Gross profit as a % of sales	27.3%	29.4%	33.6%
Selling, general and administrative expenses (SG&A)	153,291	102,530	90,602	50,761	50%	11,928	13%
SG&A as a % of sales	11.1%	12.8%	13.2%
Research, development and engineering costs, net (RD&E)	55,001	52,995	49,845	2,006	4%	3,150	6%
RD&E as a % of sales	4.0%	6.6%	7.2%
Other operating expenses, net	61,737	66,464	15,297	(4,727)	(7)%	51,167	334%
Operating income	108,270	13,146	75,654	95,124	724%	(62,508)	(83)%
Operating margin	7.8%	1.6%	11.0%
Interest expense	111,270	33,513	4,252	77,757	232%	29,261	688%
(Gain) loss on cost and equity method investments, net	833	(3,350)	(4,370)	4,183	N/A	1,020	N/A
Other income, net	(5,018)	(1,317)	(807)	(3,701)	281%	(510)	63%
Income (loss) before provision (benefit) for income taxes	1,185	(15,700)	76,579	16,885		(92,279)
Provision (benefit) for income taxes	(4,776)	(8,106)	21,121	3,330	(41)%	(29,227)	N/A
Effective tax rate	(403.0)%	51.6%	27.6%
Net income (loss)	$5,961	$(7,594)	$55,458	$13,555	N/A	$(63,052)	(114)%
Net margin	0.4%	(0.9)%	8.1%
Diluted earnings (loss) per share	$0.19	$(0.29)	$2.14	$0.48	N/A	$(2.43)	(114)%

MANAGEMENT’S DISCUSSION AND ANALYSIS

Fiscal 2016 Compared with Fiscal 2015
Sales
Changes to sales by major product lines for fiscal years 2016 and 2015 were as follows (dollars in thousands):

			2016 vs. 2015
	2016	2015	$ Change	% Change
Sales:
Cardio & Vascular	$568,510	$143,260	$425,250	297%
Cardiac & Neuromodulation	389,403	356,064	33,339	9%
Advanced Surgical, Orthopedics & Portable Medical	392,778	243,385	149,393	61%
Elimination of interproduct line sales	(5,592)	(1,744)	(3,848)	N/A
Total Medical Sales	1,345,099	740,965	604,134	82%
Non-Medical	41,679	59,449	(17,770)	(30)%
Total sales	$1,386,778	$800,414	$586,364	73%
Total 2016 sales increased 73% to $1.39 billion in comparison to 2015. The most significant drivers of this increase were as follows:
Medical

•
Our 2016 Cardio & Vascular sales increased $425.3 million in comparison to 2015 and includes approximately $421 million of incremental sales from Lake Region Medical. On an organic constant currency basis, our Cardio & Vascular sales increased 3% in comparison to 2015 primarily due to normal market growth.

•
Our 2016 Cardiac & Neuromodulation sales increased $33.3 million in comparison to 2015. Current year sales includes approximately $57 million of incremental sales from Lake Region Medical and reflects approximately $3 million less in sales due to the Spin-off. On an organic constant currency basis, our Cardiac & Neuromodulation sales decreased 6% in comparison to 2015 primarily due to reduced shipments in a limited number of CRM customer programs and approximately $8 million of contractual price reductions given in exchange for longer-term volume commitments. The reduced shipments were driven by both internal and external delays in product launches, customer clinical market share changes, customers lowering inventory levels, and order disruption due to acquisition-related influences in the medical technology markets. These factors were partially offset by growth in sales to neuromodulation customers in 2016.

•
Our 2016 Advanced Surgical, Orthopedics & Portable Medical sales increased $149.4 million in comparison to 2015 and includes approximately $176 million of incremental sales from Lake Region Medical. During 2016, foreign currency exchange rate fluctuations reduced this product line’s sales by approximately $1 million in comparison to the prior year due to the strengthening dollar versus the Euro. Foreign currency exchange rate fluctuations are expected to have a more material impact on our sales in 2017 due to the strengthening dollar in the fourth quarter of 2016. On an organic constant currency basis, our Advanced Surgical, Orthopedics & Portable Medical sales decreased 10% in comparison to 2015 primarily due to portable medical customers building safety stock in the fourth quarter of 2015 in anticipation of our product line transfers, thus lowering orders in 2016, a backlog in shipments to one specific Portable Medical customer due to the product line transfer, and approximately $5 million of contractual price reductions given in exchange for longer-term volume commitments. Additionally, 2016 was a slower customer product launch year when compared to 2015.

Non-Medical

•
Our 2016 Non-Medical sales declined 30% in comparison to 2015. This decrease was primarily due to the slowdown in the energy markets, which has caused customers to reduce drilling and exploration volumes. Our Non-Medical product line continues to trend with the oil and gas market. Although we have seen revenue declines throughout 2016, our customers are indicating they believe the market has bottomed out and there are signs of a slow recovery. Volumes with our military and environmental customers remain stable. As the market has contracted, we have been able to advance our competitive position with key strategic customers resulting in multi-year supply agreements and the opportunity to quote on significant new business opportunities. Additionally, we are actively pursuing new customer and market opportunities, developing new product solutions and investing in research and development to advance our technology. As we manage our Non-Medical product line through this challenging revenue period, we are rationalizing our cost structure and maintaining inventory at appropriate levels to improve our return on invested capital.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Gross Profit
Changes to our Gross Margin were primarily due to the following:

2016-2015 % Point Change
Impact of Lake Region Medical acquisition(a)	(3.1)%
Price(b)	(2.1)%
Production efficiencies, volume and mix(c)	0.1%
Performance-based compensation(d)	0.4%
Warranty reserves and obsolescence write-offs(e)	(0.3)%
Inventory step-up amortization(f)	2.9%
Total percentage point change to gross profit as a percentage of sales	(2.1)%

(a) Amount represents the impact to our Gross Margin related to Lake Region Medical, which was acquired in October 2015 and historically had lower Gross Margins than Greatbatch.

(b)	Our Gross Margin for 2016 was negatively impacted by contractual price reductions given in exchange for longer-term volume commitments.

(c)
Our Gross Margin percentage benefited from production efficiencies gained at our manufacturing facilities as a result of our various lean, supply chain, and integration initiatives, which were offset by a higher sales mix of lower margin products and lower sales volumes.

(d)	Amount represents the impact to our Gross Margin from the change in performance-based compensation versus the prior year period and is recorded based upon the actual results achieved.

(e)
Current year cost of sales includes the impact of various warranty reserves and obsolescence write-offs, including reserves related to various customer returns and field actions that were higher than normal in 2016. Warranty and obsolescence reserves are judgmental in nature and can fluctuate significantly from period to period.

(f)
Amount represents the impact to our Gross Margin in comparison to 2015 related to the $23.0 million of inventory step-up amortization recorded in 2015 as a result of the Lake Region Medical acquisition, which was fully amortized at the end of 2015.

Since the acquisition of Lake Region Medical, we achieved approximately $11 million of cumulative annual run-rate synergies in gross profit. Over the long-term, we expect our Gross Margin to improve as we rationalize the manufacturing footprint across both the legacy Greatbatch and legacy Lake Region Medical facilities and continue to recognize supply chain synergies. However, we also expect our Gross Margin to continue to be impacted by pricing pressures from our customers. If the manufacturing efficiencies and synergies realized are not enough to offset these pricing pressures, we could see a further deterioration in our Gross Margin.

MANAGEMENT’S DISCUSSION AND ANALYSIS

SG&A Expenses
Changes to SG&A expenses were primarily due to the following (in thousands):

2016-2015 $ Change
Impact of Lake Region Medical acquisition(a)	$56,885
Nuvectra SG&A(b)	(8,628)
Legal fees(c)	(1,553)
Other(d)	4,057
Net increase in SG&A	$50,761

(a)
Amount represents the incremental SG&A expenses from Lake Region Medical, which was acquired in October 2015. Note that 2016 expense amount is approximately $20 million below the 2015 Lake Region Medical expense amount on a pro forma basis reflecting the synergies realized in connection with the acquisition. Since the acquisition, we achieved approximately $23 million of cumulative annual run-rate synergies in SG&A.

(b)	Amount represents the net decrease in SG&A costs attributable to Nuvectra, which was spun-off in March 2016.

(c)
Amount represents the change in legal costs in comparison to 2015 and includes IP related defense costs, as well as other corporate initiatives. In 2013, we filed suit against one of our Cardiac & Neuromodulation competitors alleging they were infringing on our IP. In January 2016, a jury returned a verdict finding in favor of Integer and awarded us $37.5 million in damages. The finding is subject to post-trial proceedings, including a possible appeal by our competitor. We have not recorded any gains in connection with this litigation as no cash has been received. Costs associated with this litigation accounted for approximately $1.4 million of the decrease in SG&A expenses from 2015 to 2016 as the trial for this litigation concluded in the first quarter of 2016.

(d)
Amount represents the net impact of various increases and decreases to SG&A costs and include the impact of normal increases in operating costs, as well as increased costs associated with operating a Company that is nearly double the size of a year ago.

RD&E Expenses, Net
Changes to RD&E Expenses, Net were primarily due to the following (in thousands):

2016-2015 $ Change
Impact of Lake Region Medical acquisition(a)	$10,889
Nuvectra RD&E(b)	(12,600)
Customer cost reimbursements(c)	598
Other(d)	3,119
Net increase in RD&E	$2,006

(a)	Amount represents the incremental RD&E expenses from Lake Region Medical, which was acquired in October 2015.

(b)	Amount represents the net decrease in RD&E costs attributable to Nuvectra, which was spun-off in March 2016.

(c)	Amount represents the change in customer cost reimbursements from the prior year. Customer cost reimbursements vary from period to period depending on the timing of achievement of project milestones.

(d)
Amount represents the net impact of various increases and decreases to RD&E costs and includes the impact of normal increases in operating costs, as well as our continued investment in developing our core and new technologies to drive future growth.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Other Operating Expenses, Net
OOE was comprised of the following for fiscal years 2016 and 2015 (in thousands):

	2016	2015	Change
2014 investments in capacity and capabilities(a)	$17,159	$23,037	$(5,878)
Orthopedic facility optimization(a)	747	1,395	(648)
Lake Region Medical consolidations(a)	8,584	1,961	6,623
Acquisition and integration costs(b)	28,316	33,449	(5,133)
Asset dispositions, severance and other(c)	6,931	6,622	309
Total other operating expenses, net	$61,737	$66,464	$(4,727)

(a)
Refer to the “Cost Savings and Consolidation Efforts” section of this Item and Note 13 “Other Operating Expenses, Net” of the Notes to Consolidated Financial Statements contained in Item 8 of this report for disclosures related to the timing and level of remaining expenditures for these initiatives.

(b)
During 2016 and 2015, we incurred $28.3 million and $33.1 million, respectively, in acquisition and integration costs related to the acquisition of Lake Region Medical, consisting primarily of transaction costs and integration costs. Transaction costs primarily relate to change-in-control payments to former Lake Region Medical executives, as well as professional and consulting fees. Integration costs primarily include professional, consulting, severance, retention, relocation, and travel costs.

(c)
During 2016 and 2015, we recorded losses in connection with various asset disposals and/or write-downs. Additionally, during 2016 and 2015, we incurred legal and professional costs in connection with the Spin-off of $4.4 million and $6.0 million, respectively.

We continually evaluate our operating structure in order to maximize efficiencies and drive margin expansion. For 2017, other operating expenses, net are expected to be approximately $18 million to $22 million, as we continue to invest in our consolidation initiatives and the integration of Lake Region Medical. Refer to “Cost Savings and Consolidation Efforts” contained in this Item for further details on these initiatives.
Interest Expense
Interest expense for 2016 increased $77.8 million in comparison to 2015. This increase was primarily due to the $1.8 billion of debt issued in connection with the Lake Region Medical acquisition in October 2015, which caused our average debt balance to increase from $446 million in 2015 to $1.786 billion in 2016, and our average rate paid on our debt to increase from 4.95% in 2015 to 5.79%. Additionally, our reported interest expense for 2016 and 2015 included $7.3 million and $1.8 million, respectively, of non-cash amortization of debt issuance costs. In connection with the issuance of our debt in 2015 for the purchase of Lake Region Medical, we incurred $9.5 million in transaction costs (i.e. debt commitment fees, interest rate swap termination costs, debt extinguishment charges), which was recorded in interest expense. Refer to Note 9 “Debt” of the Notes to Consolidated Financial Statements contained in Item 8 of this report for further details regarding these transactions.
(Gain) Loss on Cost and Equity Method Investments, Net
During 2016, we recognized an impairment charge related to one of our cost method investments of $1.6 million and received a cash distribution and recorded a gain of $0.7 million from another cost method investment. During 2015, we recognized a $4.7 million gain and received a $3.6 million cash distribution from our equity method investment. During 2015, we recognized an impairment charge related to one of our cost method investments of $1.4 million. As of December 30, 2016 and January 1, 2016, we held $22.8 million and $20.6 million, respectively, of cost and equity method investments. The total carrying value of these investments is reviewed quarterly for changes in circumstance or the occurrence of events that suggest our investment may not be recoverable. These investments are in start-up research and development companies whose fair value is highly subjective in nature and subject to significant fluctuations in the future that could result in material gains or losses. Refer to Note 18 “Fair Value Measurements” of the Notes to Consolidated Financial Statements contained in Item 8 of this report for further details regarding these investments.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Other Income, Net
Other income, net primarily includes the impact of foreign currency exchange rate fluctuations on transactions denominated in foreign currencies. We recognized foreign currency transaction gains of $4.9 million in 2016 and $1.3 million in 2015, primarily related to the remeasurement of intercompany loans and the strengthening of the U.S. dollar relative to the Euro. We continually reevaluate our foreign currency exposures and take steps to mitigate these risks. However, fluctuations in foreign currency exchange rates could have a significant impact, positive or negative, on our financial results in the future.
Benefit for Income Taxes
During 2016 and 2015, our benefit for income taxes was $4.8 million and $8.1 million, respectively. The stand-alone U.S. component of the effective tax rate for 2016 reflected a $13.8 million benefit on $52.4 million of pre-tax book losses (26.3%) versus a $13.1 million benefit on $42.1 million of pre-tax book losses (31.2%) for 2015. The stand-alone International component of the effective tax rate for 2016 reflected tax expense of $9.0 million on $53.6 million of pre-tax book income (16.8%) versus a tax expense of $5.0 million on $26.5 million of pre-tax book income (19.0%) for 2015. The (benefit) provision for income taxes for 2016 differs from the U.S. statutory rate due to the following (dollars in thousands):

	U.S.		International		Combined
	$	%	$	%	$	%
Income (loss) before provision for income taxes	$(52,446)		$53,631		$1,185

Provision (benefit) at statutory rate	$(18,356)	35.0%	$18,771	35.0%	$415	35.0%
Federal tax credits	(1,750)	3.3	(42)	(0.1)	(1,792)	(151.2)
Foreign rate differential	3,192	(6.1)	(10,278)	(19.2)	(7,086)	(598.0)
Uncertain tax positions	1,464	(2.8)	260	0.5	1,724	145.5
State taxes, net of federal benefit	(1,068)	2.0	—	—	(1,068)	(90.1)
Change in foreign tax rates	—	—	(270)	(0.5)	(270)	(22.8)
Non-deductible transaction costs	1,012	(1.9)	—	—	1,012	85.4
Valuation allowance	811	(1.5)	529	1.0	1,340	113.1
Change in Tax law	2,630	(5.0)	—	—	2,630	221.9
Other	(1,703)	3.2	22	—	(1,681)	(141.8)
Provision (benefit) for income taxes	$(13,768)	26.3%	$8,992	16.8%	$(4,776)	(403.0)%
Refer to the Provision (Benefit) for Income Taxes section of the “Fiscal 2015 Compared with Fiscal 2014” discussion of this Item for the reconciliation of the U.S. and International components of the 2015 benefit for income taxes.
The 2015 and 2016 U.S. component of the effective tax rate reflects the impact of non-deductible transaction costs related to the acquisition of Lake Region Medical and the Spin-off, which resulted in a reduction in the overall U.S. benefit of 1.9% in 2016 and 11.5% in 2015. Additionally, during 2016 we recorded a $2.6 million tax charge in connection with the enactment of regulations under §987 of the Internal Revenue Code, which resulted in an adjustment to our deferred tax assets. The International component of the rate, which decreased from 2015 to 2016, reflects an increase in the foreign rate differential due to an increase of taxable profits in lower tax jurisdictions. Refer to Note 14 “Income Taxes” of the Notes to Consolidated Financial Statements contained in Item 8 of this report for additional information regarding our income tax accounts.
There is a prospective potential for volatility of the effective tax rate due to several factors, including changes in the mix of pre-tax income and the jurisdictions to which it relates, business acquisitions, settlements with taxing authorities, changes in tax rates, and foreign currency exchange rate fluctuations. In addition, we continue to explore tax planning opportunities that may have a material impact on our effective tax rate.
We believe it is reasonably possible that a reduction of approximately $0.6 million of the balance of unrecognized tax benefits may occur within the next twelve months as a result of the lapse of the statute of limitations and/or audit settlements, which would positively impact the effective tax rate in the period of reduction. As of January 1, 2016, approximately $9.8 million of unrecognized tax benefits would favorably impact the effect tax rate (net of federal impact on state issues), if recognized.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Fiscal 2015 Compared with Fiscal 2014
Sales
Changes to sales by major product lines for fiscal years 2015 and 2014 were as follows (dollars in thousands):

			2015 vs. 2014
	2015	2014	$ Change	% Change
Sales:
Cardio & Vascular	$143,260	$58,770	$84,490	144%
Cardiac & Neuromodulation	356,064	330,921	25,143	8%
Advanced Surgical, Orthopedics & Portable Medical	243,385	216,339	27,046	13%
Elimination of interproduct line sales	(1,744)	—	(1,744)	N/A
Total Medical Sales	740,965	606,030	134,935	22%
Non - Medical	59,449	81,757	(22,308)	(27)%
Total sales	$800,414	$687,787	$112,627	16%
Total 2015 sales increased 16% to $800.4 million. The most significant drivers of this increase were as follows:
Medical

•
During 2015, our Cardio & Vascular sales increased $84.5 million in comparison to the prior year and includes $88.8 million of sales from Lake Region Medical since the date of acquisition. On an organic constant currency basis, our Cardio & Vascular sales decreased 7% in comparison to 2014 due to the end of life on some legacy products. This decrease was partially offset during the fourth quarter of 2015, as our customers built safety stock in anticipation of our product line transfers to our Tijuana, Mexico facility in the first quarter of 2016.

•
For 2015, our Cardiac & Neuromodulation sales increased $25.1 million, or 8%, in comparison to 2014 and includes $13.7 million of sales from Lake Region Medical since the date of acquisition. On an organic constant currency basis, our Cardiac & Neuromodulation sales increased 2% in comparison to the prior year primarily due to a neuromodulation customer product launch, which was partially offset by the runoff of end of life products from our legacy cardiac customers.

•
Fiscal year 2015 Advanced Surgical, Orthopedics & Portable Medical sales increased 13% compared to the same period of 2014 and includes $37.9 million of sales from Lake Region Medical since the date of acquisition. During 2015, this product line continued to be negatively impacted by the weakening Euro, which reduced sales by approximately $14 million in comparison to the prior year. On an organic constant currency basis, our Advanced Surgical, Orthopedics & Portable Medical sales increased 2% in comparison to 2014 primarily due to orthopedics market growth and new customer wins partially offset by lower portable medical sales due to our refocusing this product line’s product offerings to products that have higher profitability.

Non-Medical

•
Full year 2015 Non-Medical sales declined 27% in comparison to 2014. This decrease was primarily due to the slowdown in the energy markets, which has caused customers to reduce drilling and exploration volumes.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Gross Profit
Changes to Gross Margin were primarily due to the following:

2015-2014 % Point Change
Performance-based compensation(a)	0.9%
Production efficiencies, volume and mix(b)	0.1%
Impact of Lake Region acquisition(c)	(5.1)%
Other	(0.1)%
Total percentage point change to gross profit as a percentage of sales	(4.2)%
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

(c)	Amount represents the impact to our gross profit percentage related to the acquisition of Lake Region Medical in October 2015 and includes $23.0 million of inventory step-up amortization.
SG&A Expenses
Changes to SG&A expenses were primarily due to the following (in thousands):

2015-2014 $ Change
Performance-based compensation(a)	(4,051)
Legal fees(b)	1,569
Impact of Lake Region Medical and CCC acquisitions(c)	14,823
Other	(413)
Net increase in SG&A	$11,928

(a)	Amount represents the change in performance-based compensation versus the prior year and is recorded based upon the actual results achieved.

(b)
Amount represents an increase in legal costs in comparison to 2014 and includes higher IP related defense costs. In 2013, we filed suit against one of our Cardiac & Neuromodulation competitors alleging they were infringing on our IP. Costs associated with this litigation accounted for $1.9 million of the increase in SG&A expenses from 2014 to 2015.

(c)	Amount represents the incremental SG&A expenses related to the acquisition of Lake Region Medical in October 2015 and CCC acquired in August 2014.

MANAGEMENT’S DISCUSSION AND ANALYSIS

RD&E Expenses, Net
Changes to net RD&E expenses for fiscal years 2015 and 2014 were as follows (in thousands):

2015-2014 $ Change
Impact of Lake Region Medical acquisition(a)	$1,838
Performance-based compensation(b)	(2,501)
Customer cost reimbursements(c)	2,357
Other	1,456
Net increase in RD&E	$3,150

(a)	Amount represents the incremental RD&E expenses from Lake Region Medical, which was acquired in October 2015.

(b)	Amount represents the change in performance-based compensation versus in comparison to 2014 and is recorded based upon the actual results achieved.

(c)	The decrease in customer cost reimbursements relates to the expiration of certain government grants, which we were not eligible to renew, as well as the timing of achievement of customer milestones.
Other Operating Expenses, Net
OOE was comprised of the following for fiscal years 2015 and 2014 (in thousands):

	2015	2014	Change
2014 investments in capacity and capabilities(a)	$23,037	$8,925	$14,112
Orthopedic facilities optimization(a)	1,395	1,317	78
2013 operating unit realignment(a)	—	1,017	(1,017)
Lake Region Medical consolidations(a)	1,961	—	1,961
Other consolidation and optimization income(a)	—	(71)	71
Acquisition and integration costs(b)	33,449	3	33,446
Asset dispositions, severance and other(c)	6,622	4,106	2,516
Total other operating expenses, net	$66,464	$15,297	$51,167

(a)
Refer to the “Cost Savings and Consolidation Efforts” section of this Item and Note 13 “Other Operating Expenses, Net” of the Notes to Consolidated Financial Statements contained in Item 8 of this report for disclosures related to the timing and level of remaining expenditures for these initiatives.

(b)
During 2015, we incurred $33.1 million in acquisition and integration costs related to the acquisition of Lake Region Medical, consisting primarily of transaction costs and integration costs. Transaction costs primarily relate to change-in-control payments to former Lake Region Medical executives, as well as professional and consulting fees. Integration costs primarily include professional, consulting, severance, retention, relocation, and travel costs.

(b)
During 2015 and 2014, we recorded losses in connection with various asset disposals and write-downs. During 2015, we incurred $6.0 million in legal and professional costs in connection with the Spin-off of Nuvectra. During 2014, we incurred $0.9 million of expense related to the separation of our Senior Vice President, Human Resources. Additionally, during 2014, we recorded charges in connection with our business reorganization to align our contract manufacturing operations. Costs incurred primarily related to consulting and IT development.

Interest Expense
Interest expense for 2015 increased $29.3 million in comparison to 2014. This increase was primarily due to the $1.8 billion of debt incurred in connection with the Lake Region Medical acquisition, as well as $9.5 million in transaction costs (i.e. debt commitment fees, interest rate swap termination costs, debt extinguishment charges) incurred in connection with our acquisition of Lake Region Medical. Additionally, the weighted average interest rate on our Senior Secured Credit Facility at the end of 2015 was 5.69% compared to 1.79% for 2014.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Gain on Cost and Equity Method Investments
During 2015, we recognized a $4.7 million gain and received a $3.6 million cash distribution from our equity method investment. During 2014, we sold one of our cost method investments, which resulted in a pre-tax gain of $3.2 million. Our cost and equity method investments are in start-up research and development companies whose fair value is highly subjective in nature and are subject to significant fluctuations.
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
The (benefit) provision for income taxes for 2015 differs from the U.S. statutory rate due to the following (dollars in thousands):

	U.S.		International		Combined
	$	%	$	%	$	%
Income (loss) before provision for income taxes	$(42,166)		$26,466		$(15,700)

Provision (benefit) at statutory rate	$(14,758)	35.0%	$9,263	35.0%	$(5,495)	35.0%
Federal tax credits	(1,850)	4.4	—	—	(1,850)	11.8
Foreign rate differential	(331)	0.8	(2,849)	(10.8)	(3,180)	20.2
Uncertain tax positions	(531)	1.3	—	—	(531)	3.4
State taxes, net of federal benefit	(1,490)	3.5	—	—	(1,490)	9.5
Change in foreign tax rates	—	—	(91)	(0.3)	(91)	0.6
Non-deductible transaction costs	4,867	(11.5)			4,867	(31.0)
Valuation allowance	943	(2.2)	(317)	(1.2)	626	(4.0)
Other	6	—	(968)	(3.7)	(962)	6.1
Provision (benefit) for income taxes	$(13,144)	31.2%	$5,038	19.0%	$(8,106)	51.6%
The U.S. component of the rate reflects the impact of non-deductible transaction costs related to the acquisition of Lake Region Medical and the Spin-off, which resulted in a reduction in the overall U.S. benefit of 11.5%. The International component of the rate, which increased from 2014 to 2015, reflects a reduction in the foreign rate differential due to a decrease of taxable profits in lower tax jurisdictions as a result of additional costs incurred for ongoing expansion efforts.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Liquidity and Capital Resources

(dollars in thousands)	December 30, 2016	January 1, 2016
Cash and cash equivalents	$52,116	$82,478
Working capital	$332,087	$360,764
Current ratio	2.79	2.69
The decrease in cash and cash equivalents from the end of fiscal year 2015 was primarily due to the $76.3 million of cash divested with the Spin-off, which was funded with cash on hand, as well as $55.0 million of borrowings on our revolving line of credit. Additionally, cash flows from operating activities for 2016 were $105.5 million, which were used to fund property, plant and equipment purchases of $58.6 million, as well as the repayment of $46.0 million on our outstanding debt. The decrease in working capital from the end of fiscal year 2015 was primarily driven by our key strategic priority to reduce inventory levels in order to improve our cash conversion cycle, generate cash, and to pay down debt. Of the $52.1 million of cash and cash equivalents on hand as of December 30, 2016, $21.9 million is being held at our foreign subsidiaries and is considered permanently reinvested.
Credit Facilities - As of December 30, 2016, we had senior secured credit facilities (the “Senior Secured Credit Facilities”) that consist of (i) a $200 million revolving credit facility (the “Revolving Credit Facility”), which had $40 million drawn as of December 30, 2016, (ii) a $356 million term loan A facility (the “TLA Facility”), and (iii) a $1,015 million term loan B facility (the “TLB Facility”). Additionally, as of December 30, 2016, we had $360 million aggregate principal amount of 9.125% senior notes due on November 1, 2023 (the “Senior Notes”) outstanding. The Revolving Credit Facility will mature on October 27, 2020, the TLA Facility will mature on October 27, 2021 and the TLB Facility will mature on October 27, 2022. The Senior Secured Credit Facilities include a mandatory prepayment provision customary for credit facilities of its nature.
The Revolving Credit Facility and TLA Facility contain financial covenants, which were amended in the fourth quarter of 2016. Pursuant to the amendment, the maximum total net leverage ratio stepped down to 6.25:1.0 beginning in the fourth fiscal quarter of 2016 until and including the fourth fiscal quarter for 2017, and will gradually decline to 4.0:1.0 by the second fiscal quarter of 2020. Additionally, pursuant to the amendment, the minimum interest coverage ratio dropped to 2.5:1.0 beginning in the fourth fiscal quarter of 2016 until and including the fourth fiscal quarter of 2017. For fiscal quarters in 2018 and 2019, the interest coverage ratio will rise to 2.75:1.0 and 3.0:1.0, respectively. As of December 30, 2016, our total net leverage ratio, calculated in accordance with our credit agreement, was approximately 5.84 to 1.00. For the twelve month period ended December 30, 2016, our ratio of adjusted EBITDA to interest expense, calculated in accordance with our credit agreement, was approximately 2.85 to 1.00.
Failure to comply with these financial covenants would result in an event of default as defined under the Revolving Credit Facility and TLA Facility unless waived by the lenders. An event of default may result in the acceleration of our indebtedness. As a result, management believes that compliance with these covenants is material to us. As of December 30, 2016, we were in full compliance with the financial covenants described above. However, a significant increase in the LIBOR interest rate (i.e. above 1%) and/or a continued decline in our operating performance, and in particular our sales and/or adjusted EBITDA, could result in our inability to meet these financial covenants and lead to an event of default if a waiver or amendment could not be obtained from our lenders. As of December 30, 2016, our adjusted EBITDA would have to decline by more than $19 million, or approximately 7%, in order for us to not be in compliance with our financial covenants.
The Revolving Credit Facility is supported by a consortium of thirteen lenders with no lender controlling more than 27% of the facility. As of December 30, 2016, the banks supporting 88% of the Revolving Credit Facility each had an S&P credit rating of at least BBB+ or better, which is considered investment grade. The banks which support the remaining 12% of the Revolving Credit Facility are not currently being rated.
Refer to Note 9 “Debt” of the Notes to Consolidated Financial Statements contained in Item 8 of this report for further description of our outstanding debt.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Summary of Cash Flow
The following is a summary of cash flow information (in thousands) for fiscal years 2016 and 2015:

	2016	2015
Cash provided by (used in):
Operating activities	105,532	12,479
Investing activities	(63,300)	(473,559)
Financing activities	(72,146)	467,910
Effect of foreign currency exchange rates on cash and cash equivalents	(448)	(1,176)
Net change in cash and cash equivalents	(30,362)	5,654
Operating Activities - The $93.1 million increase in cash provided was due to a $53.3 million increase in cash flow provided by working capital and a $39.7 million increase in cash net income. The increase in cash flow from working capital accounts primarily related to a $47.9 increase in cash flow from inventory in comparison to the prior year. One of our key strategic priorities is to reduce our working capital levels, and in particular inventory levels, to improve our cash conversion cycle. Additionally, we have successfully extended payment terms with many key supply chain partners, which should also improve our cash conversion cycle.
Investing Activities - The $63.3 million in net cash used in 2016 consisted primarily of $58.6 million for the purchase of property, plant, and equipment. The $473.6 million in net cash used in 2015 primarily related to the acquisition of Lake Region Medical ($423.4 million) and the purchase of property, plant, and equipment ($44.6 million). Our current expectation is that capital spending for 2017 will be in the range of $50 million to $60 million, of which approximately half is discretionary in nature. We anticipate that cash on hand, cash flows from operations and available borrowing capacity under our Revolving Credit Facility will be sufficient to fund these capital expenditures.
Financing Activities - The $72.1 million in net cash used in 2016 consisted primarily of $76.3 million of cash that was divested with the Spin-off, which was funded with $57 million borrowed under our Revolving Credit Facility and cash on hand. During 2016, we repaid $46.0 million on our outstanding borrowings, which was $17 million above the minimum payments. The $467.9 million of net cash provided in 2015 primarily related to the net debt borrowed and repaid in connection with the Lake Region Medical acquisition, including debt issuance costs of $471.6 million.
Capital Structure - As of December 30, 2016, our capital structure consists of $1.77 billion of principal outstanding under our Senior Secured Credit Facilities and Senior Notes and 30.9 million shares of common stock outstanding. If necessary, we currently have access to $151.1 million under our Revolving Credit Facility. This amount may vary from period to period based upon our debt and EBITDA levels, which impacts the covenant calculations discussed above. If necessary, we are also authorized to issue 100 million shares of common stock and 100 million shares of preferred stock. As of December 30, 2016, our debt service obligations for 2017, consisting of principal and interest on our outstanding debt, are estimated to be approximately $133 million.
Based on current expectations, we believe that our projected cash flows provided by operations, available cash and cash equivalents and potential borrowings under the Revolving Credit Facility are sufficient to meet our working capital, debt service and capital expenditure requirements for the next twelve months. If our future financing needs increase, we may need to arrange additional debt or equity financing. Accordingly, we evaluate and consider from time to time various financing alternatives to supplement our financial resources. However, we cannot be assured that we will be able to enter into any such arrangements on acceptable terms or at all. We believe we have clear line of sight to our debt reduction initiatives, with an ultimate goal of de-levering the Company to 3.5X to 3X adjusted EBITDA.
Non-Guarantor Information – For the year ended December 30, 2016, after giving pro forma effect to the completion of the Lake Region Medical acquisition and Spin-off, the non-Guarantors of our credit facilities represented approximately 30% and 41% of our revenue and EBITDA, respectively. In addition, as of December 30, 2016, the non-Guarantors of our credit facilities held approximately 26% of our total tangible assets and 3% of our total tangible liabilities. Tangible assets consist of total assets less intangible assets, intercompany receivables, and deferred taxes. Tangible liabilities consist of total liabilities less intercompany payables and deferred taxes.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements within the meaning of Item 303(a)(4) of Regulation S-K.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Contractual Obligations
Presented below is a summary of contractual obligations and other minimum commitments as of December 30, 2016. Refer to Note 15 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements contained in Item 8 of this report for additional information regarding self-insurance liabilities, which are not reflected in the table below.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Total debt obligations	$1,771,000	$31,344	$88,469	$327,687	$1,323,500
Interest on debt(a)	606,765	101,990	198,820	189,671	116,284
Operating lease obligations(b)	77,300	13,486	23,340	16,636	23,838
Foreign currency contracts(b)	24,654	24,654	—	—	—
Defined benefit plan obligations(c)	3,073	261	457	467	1,888
Other(d)	49,982	47,092	2,870	20	—
Total	$2,532,774	$218,827	$313,956	$534,481	$1,465,510

(a)
Interest payments in the table above reflect the contractual interest payments on our outstanding debt based upon the balance outstanding and applicable interest rates at December 30, 2016, and exclude the impact of the debt discount amortization and impact of interest rate swap agreements. Refer to Note 9 “Debt” of the Notes to Consolidated Financial Statements contained in Item 8 of this report for additional information regarding long-term debt.

(b)
Refer to Note 15 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements contained in Item 8 of this report for additional information about our operating lease obligations and foreign currency contracts.

(c)	Refer to Note 10 “Benefit Plans” of the Notes to Consolidated Financial Statements contained in Item 8 of this report for additional information about our defined benefit plan obligations.

(d)	We have included inventory purchase commitments which are legally binding and specify minimum purchase quantities. These commitments do not include open purchase orders.
This table does not reflect $10.6 million of unrecognized tax benefits, as we are uncertain if or when such amounts may be settled. Refer to Note 14 “Income Taxes” of the Notes to Consolidated Financial Statements in Item 8 of this report for additional information about these unrecognized tax benefits.
Impact of Recently Issued Accounting Standards
In the normal course of business, we evaluate all new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”), Securities and Exchange Commission (“SEC”), or other authoritative accounting bodies to determine the potential impact they may have on our Consolidated Financial Statements. Refer to Note 1 “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements contained in Item 8 of this report for additional information about these recently issued accounting standards and their potential impact on our financial condition or results of operations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK
In the normal course of business, we are exposed to market risk primarily due to changes in foreign currency exchange rates and interest rates. Changes in these rates could result in fluctuations in our earnings and cash flows. We regularly assess these risks and have established policies and business practices to help protect against the adverse effects of these and other potential exposures. However, fluctuations in foreign currency exchange rates and interest rates could have a significant impact, positive or negative, on our financial results in the future.

Foreign Currency Exchange Rate Risk
We have foreign operations in Ireland, Germany, France, Switzerland, Mexico, Uruguay, and Malaysia which expose us to foreign currency exchange rate fluctuations due to transactions denominated in Euros, Swiss francs, Mexican pesos, Uruguayan pesos, and Malaysian ringgits. We continuously evaluate our foreign currency risk, and we use operational hedges, as well as forward currency exchange rate contracts, to manage the impact of currency exchange rate fluctuations on earnings and cash flows. We do not enter into currency exchange rate derivative instruments for speculative purposes. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency exposures would have had an impact of approximately $12 million on our 2016 annual sales. This amount is not indicative of the hypothetical net earnings impact due to the partially offsetting impacts on cost of sales and operating expenses in those currencies. We estimate that foreign currency exchange rate fluctuations during 2016 decreased sales in comparison to 2015 by approximately $1 million.
We have historically entered into forward contracts to purchase Mexican pesos in order to hedge the risk of peso-denominated payments associated with our operations in Mexico. These forward contracts are accounted for as cash flow hedges. The amount recorded during 2016 related to our forward contracts was an increase in Cost of Sales of $3.5 million. As of December 30, 2016, this contract has a negative fair value of $2.1 million. Refer to Note 15 “Commitments and Contingencies” to the Consolidated Financial Statements contained in Item 8 of this report for additional information regarding our outstanding forward contracts.
To the extent that our monetary assets and liabilities, including short-term and long-term intercompany loans, are recorded in a currency other than the functional currency of the subsidiary, these amounts are remeasured each period at the period-end exchange rate, with the resulting gain or loss being recorded in Other Income, Net in the Consolidated Statements of Operations and Comprehensive Income (Loss). Net foreign currency transaction gains and losses included in Other Income, Net amounted to a gain of $4.9 million for 2016 and primarily related to the remeasurement of intercompany loans and the strengthening of the U.S. dollar relative to the Euro. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency monetary assets and liabilities would have had an impact of approximately $4 million on our Other Income, Net for 2016.
We translate all assets and liabilities of our foreign operations where the U.S. dollar is not the functional currency at the period-end exchange rate and translate sales and expenses at the average exchange rates in effect during the period. The net effect of these translation adjustments is recorded in the Consolidated Financial Statements as Comprehensive Income (Loss). The translation adjustment for 2016 was a $19.3 million loss and primarily related to the strengthening of the U.S. dollar relative to the Euro. Translation adjustments are not adjusted for income taxes as they relate to permanent investments in our foreign subsidiaries. A hypothetical 10% change in the value of the U.S. dollar in relation to our most significant foreign currency net assets would have had an impact of approximately $46 million on our foreign net assets as of December 30, 2016.
Interest Rate Risk
We regularly monitor interest rate risk attributable to both our outstanding or forecasted debt obligations as well as our offsetting hedge positions and may take steps to mitigate these exposures as appropriate. From time to time, we enter into interest rate swap agreements in order to hedge against potential changes in cash flows on our outstanding variable rate debt.
During 2016, we entered into a one year $250 million interest rate swap and a three year $200 million interest rate swap to hedge against potential changes in cash flows on our outstanding variable rate debt, which are indexed to the one-month LIBOR rate. The variable rate received on the interest rate swaps and the variable rate paid on the variable rate debt will have the same rate of interest, excluding the credit spread, and will reset and pay interest on the same day. The swaps are being accounted for as cash flow hedges. The amount recorded during 2016 related to our interest rate swaps was an increase to Interest Expense of $0.1 million. As of December 30, 2016, these swaps have a positive fair value of $3.5 million.
As of December 30, 2016, we had $1.77 billion in principal amount outstanding on our debt. Interest rates on our Revolving Credit Facility, TLA Facility and TLB Facility, reset, at our option, based upon the prime rate or LIBOR rate, thus subjecting us to interest rate risk. Our TLB Facility has a 1.00% LIBOR floor, thus is only variable when LIBOR interest rates are above 1.00%. Our Senior Notes have a fixed interest rate. Refer to Note 9 “Debt” of the Notes to the Consolidated Financial Statements in Item 8 of this report for additional information about our outstanding debt. A hypothetical one percentage point (100 basis points) increase in the LIBOR rate on the $1.2 billion of unhedged variable rate debt outstanding at December 30, 2016 would increase our interest expense by approximately $9 million.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INTEGER HOLDINGS CORPORATION
Index to Consolidated Financial Statements

Page
Management’s Report on Internal Control Over Financial Reporting...................................................................................	56

Reports of Independent Registered Public Accounting Firm.................................................................................................	57

Consolidated Balance Sheets as of December 30, 2016 and January 1, 2016........................................................................	59

Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 30, 2016, January 1, 2016 and January 2, 2015......................................................................................................................................	60

Consolidated Statements of Cash Flows for the years ended December 30, 2016, January 1, 2016 and January 2, 2015....	61

Consolidated Statements of Stockholders’ Equity for the years ended December 30, 2016, January 1, 2016 and January 2, 2015.......................................................................................................................................................................	62

Notes to Consolidated Financial Statements..........................................................................................................................	63

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
As of December 30, 2016, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 30, 2016 is effective.
The effectiveness of internal control over financial reporting as of December 30, 2016 has been audited by Deloitte & Touche LLP, the Company’s independent registered public accounting firm.
Dated: February 28, 2017

/s/ Thomas J. Hook	/s/ Michael Dinkins
Thomas J. Hook	Michael Dinkins
President & Chief Executive Officer	Executive Vice President & Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Integer Holdings Corporation
Frisco, Texas
We have audited the internal control over financial reporting of Integer Holdings Corporation and subsidiaries (the “Company”) as of December 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended December 30, 2016 of the Company and our report dated February 28, 2017 expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule.
/s/ Deloitte & Touche LLP
Williamsville, New York
February 28, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Integer Holdings Corporation
Frisco, Texas
We have audited the accompanying consolidated balance sheets of Integer Holdings Corporation and subsidiaries (the “Company”) as of December 30, 2016 and January 1, 2016, and the related consolidated statements of operations and comprehensive income (loss), cash flows, and stockholders’ equity for each of the three years in the period ended December 30, 2016. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2016 and January 1, 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 30, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Williamsville, New York
February 28, 2017

INTEGER HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)	December 30, 2016	January 1, 2016
ASSETS
Current assets:
Cash and cash equivalents	$52,116	$82,478
Accounts receivable, net of allowance for doubtful accounts of $0.7 million and $1.0 million, respectively	204,626	207,342
Inventories	225,151	252,166
Refundable income taxes	13,388	11,730
Prepaid expenses and other current assets	22,026	20,888
Total current assets	517,307	574,604
Property, plant and equipment, net	372,042	379,492
Amortizing intangible assets, net	849,772	893,977
Indefinite-lived intangible assets	90,288	90,288
Goodwill	967,326	1,013,570
Deferred income taxes	3,970	3,587
Other assets	31,838	26,618
Total assets	$2,832,543	$2,982,136
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$31,344	$29,000
Accounts payable	77,896	84,362
Income taxes payable	3,699	3,221
Accrued expenses	72,281	97,257
Total current liabilities	185,220	213,840
Long-term debt	1,698,819	1,685,053
Deferred income taxes	208,579	221,804
Other long-term liabilities	14,686	10,814
Total liabilities	2,107,304	2,131,511
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value, authorized 100,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 31,059,038 and 30,664,119 shares issued, respectively; 30,925,496 and 30,601,167 shares outstanding, respectively	31	31
Additional paid-in capital	637,955	620,470
Treasury stock, at cost, 133,542 and 62,952 shares, respectively	(5,834)	(3,100)
Retained earnings	109,087	231,854
Accumulated other comprehensive income (loss)	(16,000)	1,370
Total stockholders’ equity	725,239	850,625
Total liabilities and stockholders’ equity	$2,832,543	$2,982,136
The accompanying notes are an integral part of these consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Fiscal Year Ended
(in thousands except per share data)	December 30, 2016	January 1, 2016	January 2, 2015
Sales	$1,386,778	$800,414	$687,787
Cost of sales	1,008,479	565,279	456,389
Gross profit	378,299	235,135	231,398
Operating expenses:
Selling, general and administrative expenses	153,291	102,530	90,602
Research, development and engineering costs, net	55,001	52,995	49,845
Other operating expenses, net	61,737	66,464	15,297
Total operating expenses	270,029	221,989	155,744
Operating income	108,270	13,146	75,654
Interest expense	111,270	33,513	4,252
(Gain) loss on cost and equity method investments, net	833	(3,350)	(4,370)
Other income, net	(5,018)	(1,317)	(807)
Income (loss) before provision (benefit) for income taxes	1,185	(15,700)	76,579
Provision (benefit) for income taxes	(4,776)	(8,106)	21,121
Net income (loss)	$5,961	$(7,594)	$55,458
Earnings (loss) per share:
Basic	$0.19	$(0.29)	$2.23
Diluted	$0.19	$(0.29)	$2.14
Weighted average shares outstanding:
Basic	30,778	26,363	24,825
Diluted	30,973	26,363	25,975

Comprehensive Income (Loss)
Net income (loss)	$5,961	$(7,594)	$55,458
Other comprehensive loss:
Foreign currency translation loss	(19,269)	(7,841)	(3,502)
Net change in cash flow hedges, net of tax	2,478	108	(1,359)
Defined benefit plan liability adjustment, net of tax	(579)	(20)	(374)
Other comprehensive loss, net	(17,370)	(7,753)	(5,235)
Comprehensive income (loss)	$(11,409)	$(15,347)	$50,223
The accompanying notes are an integral part of these consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
(in thousands)	December 30, 2016	January 1, 2016	January 2, 2015
Cash flows from operating activities:
Net income (loss)	$5,961	$(7,594)	$55,458
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	90,524	44,632	37,197
Debt related charges included in interest expense	7,278	11,320	773
Inventory step-up amortization	—	22,986	260
Stock-based compensation	8,408	9,376	13,186
Non-cash (gain) loss on cost and equity method investments	1,495	275	(4,370)
Other non-cash (gains) losses	5,216	1,093	(3,214)
Deferred income taxes	(7,350)	(10,298)	531
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(2,169)	3,684	(11,731)
Inventories	22,170	(25,752)	(6,726)
Prepaid expenses and other assets	(3,846)	(1,861)	(3,281)
Accounts payable	(1,127)	3,129	(970)
Accrued expenses	(13,935)	(28,605)	1,214
Income taxes payable	(7,093)	(9,906)	2,949
Net cash provided by operating activities	105,532	12,479	81,276
Cash flows from investing activities:
Acquisition of property, plant and equipment	(58,632)	(44,616)	(24,827)
Proceeds from sale of property, plant and equipment	347	746	4
Proceeds from sale (purchase of) cost and equity method investments	(3,015)	(6,300)	2,248
Acquisitions, net of cash acquired	—	(423,389)	(16,002)
Other investing activities	(2,000)	—	2,655
Net cash used in investing activities	(63,300)	(473,559)	(35,922)
Cash flows from financing activities:
Principal payments of long-term debt	(46,000)	(1,232,175)	(10,000)
Proceeds from issuance of long-term debt	57,000	1,749,750	—
Issuance of common stock	2,821	6,583	8,278
Payment of debt issuance costs	(1,177)	(45,933)	—
Distribution of cash and cash equivalents to Nuvectra Corporation	(76,256)	—	—
Purchase of non-controlling interests	(6,818)	(9,875)	—
Other financing activities	(1,716)	(440)	(655)
Net cash provided by (used in) financing activities	(72,146)	467,910	(2,377)
Effect of foreign currency exchange rates on cash and cash equivalents	(448)	(1,176)	(1,618)
Net increase (decrease) in cash and cash equivalents	(30,362)	5,654	41,359
Cash and cash equivalents, beginning of year	82,478	76,824	35,465
Cash and cash equivalents, end of year	$52,116	$82,478	$76,824
The accompanying notes are an integral part of these consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
(in thousands)	Shares	Amount		Shares	Amount
Balance at January 3, 2014	24,459	$24	$344,915	(37)	$(1,232)	$183,990	$14,358	$542,055
Comprehensive income:
Net income	—	—	—	—	—	55,458	—	55,458
Other comprehensive loss, net	—	—	—	—	—	—	(5,235)	(5,235)
Share-based compensation plans:
Stock-based compensation	—	—	8,921	—	—	—	—	8,921
Net shares issued (acquired)	640	1	7,754	(86)	(4,290)	—	—	3,465
Excess tax benefit on share-based compensation	—	—	4,357	—	—	—	—	4,357
Shares contributed to 401(k) Plan	—	—	126	95	4,215	—	—	4,341
Balance at January 2, 2015	25,099	25	366,073	(28)	(1,307)	239,448	9,123	613,362
Comprehensive loss:
Net loss	—	—	—	—	—	(7,594)	—	(7,594)
Other comprehensive loss, net	—	—	—	—	—	—	(7,753)	(7,753)
Share-based compensation plans:
Stock-based compensation	—	—	9,364	—	—	—	—	9,364
Net shares issued (acquired)	585	1	5,764	(107)	(5,261)	—	—	504
Excess tax benefit on share-based compensation	—	—	5,639	—	—	—	—	5,639
Shares contributed to 401(k) Plan	—	—	452	72	3,468	—	—	3,920
Shares issued in connection with acquisition	4,980	5	245,363	—	—	—	—	245,368
Roll-over options issued in connection with acquisition	—	—	4,508	—	—	—	—	4,508
Purchase of non-controlling interests in subsidiaries	—	—	(16,693)	—	—	—	—	(16,693)
Balance at January 1, 2016	30,664	31	620,470	(63)	(3,100)	231,854	1,370	850,625
Comprehensive loss:
Net income	—	—	—	—	—	5,961	—	5,961
Other comprehensive loss, net	—	—	—	—	—	—	(17,370)	(17,370)
Share-based compensation plans:
Stock-based compensation	—	—	8,408	—	—	—	—	8,408
Net shares issued (acquired)	395	—	1,570	(71)	(2,734)	—	—	(1,164)
Excess tax benefit on share-based compensation	—	—	2,266	—	—	—	—	2,266
Spin-off of Nuvectra Corporation	—	—	5,241	—	—	(128,728)	—	(123,487)
Balance at December 30, 2016	31,059	$31	$637,955	(134)	$(5,834)	$109,087	$(16,000)	$725,239
The accompanying notes are an integral part of these consolidated financial statements.

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1.)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Integer Holdings Corporation (together with its consolidated subsidiaries, “Integer” or the “Company”) is a publicly traded corporation listed on the New York Stock Exchange under the symbol “ITGR.” Integer is one of the largest medical device outsource manufacturers in the world serving the cardiac, neuromodulation, orthopedics, vascular, advanced surgical and portable medical markets. The Company provides innovative, high-quality medical technologies that enhance the lives of patients worldwide. In addition, it develops batteries for high-end niche applications in the energy, military, and environmental markets. The Company’s customers include large multi-national original equipment manufacturers (“OEMs”) and their affiliated subsidiaries.
On October 27, 2015, the Company acquired all of the outstanding common stock of Lake Region Medical Holdings, Inc. (“Lake Region Medical”). On March 14, 2016, the Company completed the spin-off of a portion of its former QiG segment through a tax-free distribution of all of the shares of its QiG Group, LLC subsidiary to the stockholders of Integer on a pro rata basis (the “Spin-off”). Refer to Note 2 “Divestiture and Acquisitions” for further details of these transactions.
Effective June 30, 2016, the Company changed its name from Greatbatch, Inc. (“Greatbatch”) to Integer Holdings Corporation. The new name represents the union of the Greatbatch Medical, Lake Region Medical and Electrochem brands. Integer, as in whole or complete, signifies the Company’s more comprehensive products and service offerings, and a new dimension in its combined capabilities.
Basis of Presentation and Principles of Consolidation – The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of Integer Holdings Corporation and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Subsequent to the Lake Region Medical acquisition and Spin-off, the Company operated as three reportable segments: Greatbatch Medical, QiG Group (“QiG”), and Lake Region Medical. The determination of three reportable segments was deemed to be temporary while the Company reorganized its operations including its internal management and financial reporting structure. As a result of this reorganization, the Company reevaluated and revised its reportable business segments during the fourth quarter of 2016. The Company’s reportable segments are: (1) Medical, which includes the previously reported Lake Region Medical segment, the remaining operations of QiG, and the portion of the previously reported Greatbatch Medical segment not included in the new Non-Medical segment; and (2) Non-Medical, which includes the Company’s Electrochem business, which was previously included in the Company’s Greatbatch Medical segment.
This segment structure reflects the financial information and reports used by the Company’s management, specifically its Chief Operating Decision Maker (“CODM”), to make decisions regarding the Company’s business, including resource allocations and performance assessments. This segment structure reflects the Company’s current operating focus in compliance with Accounting Standards Codification (“ASC”) 280, Segment Reporting. As a result of the new segment reporting structure, the Company has reclassified prior year amounts to conform them to the current year presentation. The revised segment structure and the related presentation changes did not impact consolidated net income (loss), earnings (loss) per share, total current assets, total assets or total stockholders’ equity. Refer to Note 19, “Business Segment, Geographic and Concentration Risk Information,” for further discussion regarding the Company’s reportable segments.
The Company’s results include the financial and operating results of QiG until the Spin-off on March 14, 2016. The Company’s results include the financial and operating results of Lake Region Medical since the date of acquisition on October 27, 2015. Results for periods prior to October 27, 2015 do not include the financial and operating results of Lake Region Medical.
Fiscal Year – The Company utilizes a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31. Fiscal years 2016, 2015 and 2014 consisted of fifty-two weeks and ended on December 30, 2016, January 1, 2016 and January 2, 2015, respectively.
Use of Estimates – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of sales and expenses during the reporting periods. Actual results could differ materially from those estimates.
Reclassifications – Certain prior period amounts have been reclassified to conform to the current segment structure. Refer to Note 19 “Business Segment, Geographic and Concentration Risk Information,” for a description of the changes made to reflect the current year segment presentation.

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1.)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
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
Trade Accounts Receivable and Allowance for Doubtful Accounts – The Company provides credit, in the normal course of business, to its customers in the form of trade receivables. Credit is extended based on evaluation of a customer’s financial condition and collateral is not required. The Company maintains an allowance for those customer receivables that it does not expect to collect. The Company accrues its estimated losses from uncollectable accounts receivable to the allowance based upon recent historical experience, the length of time the receivable has been outstanding and other specific information as it becomes available. Provisions to the allowance for doubtful accounts are charged to current operating expenses. Actual losses are charged against this allowance when incurred.
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
Property, Plant and Equipment (“PP&E”) – PP&E is carried at cost less accumulated depreciation. Depreciation is computed by the straight-line method over the estimated useful lives of the assets, as follows: buildings and building improvements 12-30 years; machinery and equipment 3-10 years; office equipment 3-10 years; and leasehold improvements over the remaining lives of the improvements or the lease term, if less. The cost of repairs and maintenance are expensed as incurred; renewals and betterments are capitalized. Upon retirement or sale of an asset, its cost and related accumulated depreciation or amortization is removed from the accounts and any gain or loss is recorded in operating income or expense. Note 6 “Property, Plant and Equipment, Net” contains additional information on the Company’s PP&E.
Fair Value Measurements – Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e. the “exit price”) in an orderly transaction between market participants at the measurement date. ASC 820, Fair Value Measurements, establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs as follows:
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

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1.)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
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
Business Combinations – The Company records its business combinations under the acquisition method of accounting. Under the acquisition method of accounting, the Company allocates the purchase price of each acquisition to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values at the date of acquisition. The fair value of identifiable intangible assets is based upon detailed valuations that use various assumptions made by management using one of three valuation approaches: market, income or cost. The selection of a particular method for a given asset depends on the reliability of available data and the nature of the asset, among other considerations.
The market approach estimates the value for a subject asset based on available market pricing for comparable assets. The income approach estimates the value for a subject asset based on the present value of cash flows projected to be generated by the asset. The projected cash flows are discounted at a required rate of return that reflects the relative risk of the asset and the time value of money. The projected cash flows for each asset considers multiple factors from the perspective of a marketplace participant including revenue projections from existing customers, attrition trends, technology life-cycle assumptions, marginal tax rates and expected profit margins giving consideration to historical and expected margins. The cost approach estimates the value for a subject asset based on the cost to replace the asset and reflects the estimated reproduction or replacement cost for the asset, less an allowance for loss in value due to depreciation or obsolescence, with specific consideration given to economic obsolescence if indicated. These fair value measurement approaches are based on significant unobservable inputs, including management estimates and assumptions.
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

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1.)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Goodwill and other indefinite lived intangible assets recorded are not amortized but are periodically tested for impairment. The Company assesses goodwill for impairment on the last day of each fiscal year, or more frequently if certain events occur as described above. Goodwill is evaluated for impairment through the comparison of the fair value of the reporting units to their carrying values. When evaluating goodwill for impairment, the Company may first perform an assessment of qualitative factors to determine if the fair value of the reporting unit is more-likely-than-not greater than its carrying amount. This qualitative assessment is referred to as a “step zero” approach. If, based on the review of the qualitative factors, the Company determines it is more-likely-than-not that the fair value of the reporting unit is greater than its carrying value, the required two-step impairment test can be bypassed. If the Company does not perform a step zero assessment or if the fair value of the reporting unit is more-likely-than-not less than its carrying value, the Company must perform a two-step impairment test, and calculate the estimated fair value of the reporting unit. If, based upon the two-step impairment test, it is determined that the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the goodwill within the reporting unit is less than its carrying value. Under the two-step approach, fair values for reporting units are determined based on a combination of discounted cash flows and market multiples.
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
Cost and Equity Method Investments – Certain of the Company’s investments in equity and other securities are long-term, strategic investments in companies that are in varied stages of development. These investments are included in Other Assets on the Consolidated Balance Sheets. The Company accounts for investments in these entities under the cost or equity method depending on the type of ownership interest, as well as the Company’s ability to exercise influence over these entities. Investments accounted for under the cost method are initially recorded at the amount of the Company’s investment and carried at that cost until a security is deemed impaired or is sold. Equity securities accounted for under the equity method are initially recorded at the amount of the Company’s investment and are adjusted each period for the Company’s share of the investee’s income or loss and dividends paid.
Equity securities accounted for under both the cost and equity methods are reviewed quarterly for changes in circumstance or the occurrence of events that suggest the Company’s investment may not be recoverable. Examples of such impairment indicators include, but are not limited to: a recent sale or offering of similar shares of the investment at a price below the Company’s cost basis; a significant deterioration in earnings performance; a significant change in the regulatory, economic or technological environment of the investee; or a significant doubt about an investee’s ability to continue as a going concern. If an impairment indicator is identified, management will estimate the fair value of the investment and compare it to its carrying value. The estimation of fair value considers all available financial information related to the investee, including, but not limited to, valuations based on recent third-party equity investments in the investee. Impairment is deemed to be other-than-temporary unless the Company has the ability and intent to hold the investment for a period sufficient for a market recovery up to the carrying value of the investment. Further, evidence must indicate that the carrying value of the investment is recoverable within a reasonable period. For other-than-temporary impairments, an impairment loss is recognized equal to the difference between the investment’s carrying value and its fair value and is recognized in Other Income, Net in the Consolidated Statements of Operations and Comprehensive Income (Loss) in the period the determination is made.
The Company has determined that these investments are not considered variable interest entities. The Company’s exposure related to these entities is limited to its recorded investment. These investments are in start-up research and development companies whose fair value is highly subjective in nature and subject to future fluctuations, which could be significant. Refer to Note 18 “Fair Value Measurements” for further discussion of the Company’s Cost and Equity Method Investments.
Debt Issuance Costs and Discounts – Debt issuance costs and discounts associated with the issuance of debt by the Company are deferred and amortized over the lives of the related debt. Debt issuance costs incurred in connection with the Company’s issuance of its revolving credit facility are classified within Other Assets and amortized to Interest Expense on a straight-line basis over the contractual term of the credit facility. Debt issuance costs and discounts related to the Company’s term-debt are recorded as a reduction of the carrying value of the related debt and are amortized to Interest Expense using the effective interest method over the period from the date of issuance to the put option date (if applicable) or the maturity date, whichever is earlier. The amortization of debt issuance costs and discounts are included in Debt Related Charges Included in Interest Expense in the Consolidated Statements of Cash Flows. Upon prepayment of the related debt, the Company accelerates the recognition of an appropriate amount of the costs as refinancing or extinguishment of debt. Note 9 “Debt” contains additional information on the Company’s debt issuance costs and discounts.

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1.)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
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
The Company accounts for uncertain tax positions using a more likely than not recognition threshold. The evaluation of uncertain tax positions is based on factors including, but not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position. These tax positions are evaluated on a quarterly basis. The Company recognizes interest expense related to uncertain tax positions as Provision (Benefit) for Income Taxes. Penalties, if incurred, are recognized as a component of Selling, General and Administrative Expenses (“SG&A”).
The Company and its subsidiaries file a consolidated U.S. federal income tax return. State tax returns are filed on a combined or separate basis depending on the applicable laws in the jurisdictions where the tax returns are filed. The Company also files foreign tax returns on a separate company basis in the countries in which it operates.
Derivative Financial Instruments – The Company recognizes all derivative financial instruments in its consolidated financial statements at fair value. Changes in the fair value of derivative instruments are recorded in earnings unless hedge accounting criteria are met. The Company designated its interest rate swaps (Refer to Note 9 “Debt”) and foreign currency contracts (Refer to Note 15 “Commitments and Contingencies”) entered into as cash flow hedges. The effective portion of the changes in fair value of these cash flow hedges is recorded each period, net of tax, in Accumulated Other Comprehensive Income (Loss) until the related hedged transaction occurs. Any ineffective portion of the changes in fair value of these cash flow hedges is recorded in earnings. In the event the hedged cash flow for forecasted transactions does not occur, or it becomes probable that they will not occur, the Company reclassifies the amount of any gain or loss on the related cash flow hedge to income (expense) at that time. Cash flows related to these derivative financial instruments are included in cash flows from operating activities. The cash flows from the termination of interest rate swap agreements are reported as operating activities in the consolidated statements of cash flows.
Revenue Recognition – The Company recognizes revenue when it is realized or realizable and earned. This occurs when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable (including any price concessions under long-term agreements), the buyer is obligated to pay us (i.e., not contingent on a future event), the risk of loss is transferred, there is no obligation of future performance, collectability is reasonably assured and the amount of future returns can reasonably be estimated. With regards to the Company’s customers (including distributors), those criteria are met when title passes, generally at the point of shipment. Currently, the revenue recognition policy is the same for the Company’s Medical and Non-Medical segments. In general, for customers with long-term contracts, we have negotiated fixed pricing arrangements. During new contract negotiations, price level decreases (concessions) for future sales may be offered to customers in exchange for volume and/or long-term commitments. Once the new contracts are signed, these prices are fixed and determinable for all future sales. The Company includes shipping and handling fees billed to customers in Sales. Shipping and handling costs associated with inbound and outbound freight are recorded in Cost of Sales. In certain instances the Company obtains component parts from its customers that are included in the final product sold back to the same customer. These amounts are excluded from Sales and Cost of Sales recognized by the Company. The cost of these customer supplied component parts amounted to $35.8 million, $44.3 million and $48.1 million in fiscal years 2016, 2015 and 2014, respectively.
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

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1.)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
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
Product Warranties – The Company allows customers to return defective or damaged products for credit, replacement, or repair. The Company warrants that its products will meet customer specifications and will be free from defects in materials and workmanship. The Company accrues its estimated exposure to warranty claims, through Cost of Sales, based upon recent historical experience and other specific information as it becomes available. Note 15 “Commitments and Contingencies” contains additional information on the Company’s product warranties.
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
Stock-Based Compensation – The Company recognizes stock-based compensation expense for its related compensation plans, which include stock options, restricted stock units and restricted stock awards. The fair value of the stock-based compensation is determined at the grant date. Compensation cost for service-based awards is recognized ratably over the applicable vesting period. Compensation cost for nonmarket-based performance awards is reassessed each period and recognized based upon the probability that the performance targets will be achieved. Compensation cost for market-based performance awards is expensed ratably over the applicable vesting period and is recognized each period whether the performance metrics are achieved or not. The amount of stock-based compensation expense recognized is based on the portion of the awards that are ultimately expected to vest. The Company estimates pre-vesting forfeitures at the time of grant by analyzing historical data and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The total expense recognized over the vesting period will only be for those awards that ultimately vest, excluding market and nonmarket performance award considerations.
All stock option awards granted under the Company’s compensation plans have an exercise price equal to the closing stock price on the date of grant, a ten-year contractual life and generally, vest annually over a three-year vesting term. The Company uses the Black-Scholes standard option pricing model (“Black-Scholes model”) to determine the fair value of stock options. In addition to the closing stock price on the date of grant, the determination of the fair value of the awards using the Black-Scholes model is also affected by other assumptions, including projected employee stock option exercise behaviors, risk-free interest rates, expected volatility of the Company's stock price in future periods and expected dividend yield, discussed in further detail:
Expected Term - The Company analyzes historical employee exercise and termination data to estimate the expected term assumption.
Risk-free Interest Rate - The rate is based on the U.S. Treasury yield curve in effect on the grant date for a maturity equal to or approximating the expected term of the options.
Expected Volatility - The Company calculates expected volatility using historical volatility based on the daily closing prices of the Company's common stock over a period equal to the expected term of the option.
Dividend Yield - The Company's dividend yield assumption is based on the Company’s history and the expected annual dividend yield on the grant date.
Restricted stock unit awards granted under the Company’s plans typically vest in equal annual installments over a three or four year period. Restricted stock awards are typically issued to members of the Company’s Board of Directors as a portion of their annual retainer and vest quarterly over a one-year vesting term. For service-based and nonmarket-based performance restricted stock and restricted stock unit awards, the fair market value of the award is determined based upon the closing value of the Company’s stock price on the grant date. For market-based performance restricted stock unit awards, the fair market value of the award is determined utilizing a Monte Carlo simulation model, which projects the value of the Company’s stock under numerous scenarios and determines the value of the award based upon the present value of those projected outcomes.

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1.)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
The Company records deferred tax assets for awards that result in deductions on the Company's income tax returns, based on the amount of stock-based compensation expense recognized and the statutory tax rate in the jurisdiction in which it will receive a deduction. Differences between the deferred tax assets recognized for financial reporting purposes and the actual tax deduction reported on the income tax return are recorded in additional paid-in capital (if the tax deduction exceeds the deferred tax asset) or in the Consolidated Statements of Operations and Comprehensive Income (Loss) (if the deferred tax asset exceeds the tax deduction and no additional paid-in capital exists from previous awards). Note 11 “Stock-Based Compensation” contains additional information on the Company’s stock-based compensation.
Foreign Currency Translation and Remeasurement – The Company translates all assets and liabilities of its foreign subsidiaries, where the U.S. dollar is not the functional currency, at the period-end exchange rate and translates income and expenses at the average exchange rates in effect during the period. The net effect of this translation is recorded in the consolidated financial statements as Accumulated Other Comprehensive Income (Loss). Translation adjustments are not adjusted for income taxes as they relate to permanent investments in the Company’s foreign subsidiaries.
The Company has foreign operations in Ireland, Germany, France, Switzerland, Mexico, Uruguay, and Malaysia, which expose the Company to foreign currency exchange rate fluctuations due to transactions denominated in Euros, Swiss francs, Mexican pesos, Uruguayan pesos, and Malaysian ringgits. To the extent that monetary assets and liabilities, including short-term and long-term intercompany loans, are recorded in a currency other than the functional currency of the subsidiary, these amounts are remeasured each period at the period-end exchange rate, with the resulting gain or loss being recorded in Other Income, Net in the Consolidated Statements of Operations and Comprehensive Income (Loss). Net foreign currency transaction gains included in Other Income, Net amounted to $4.9 million for 2016, and $1.3 million for 2015 and 2014 and primarily related to the remeasurement of intercompany loans and the strengthening of the U.S. dollar relative to the Euro.
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
Comprehensive Income (Loss) – The Company’s comprehensive income (loss) as reported in the Consolidated Statements of Operations and Comprehensive Income (Loss) includes net income (loss), foreign currency translation adjustments, the net change in cash flow hedges, and defined benefit plan liability adjustments. The Consolidated Statements of Operations and Comprehensive Income (Loss) and Note 17 “Accumulated Other Comprehensive Income (Loss)” contains additional information on the computation of the Company’s comprehensive income (loss).
Recent Accounting Pronouncements – In the normal course of business, management evaluates all new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”), Securities and Exchange Commission (“SEC”), or other authoritative accounting bodies to determine the potential impact they may have on the Company’s Consolidated Financial Statements. Based upon this review, except as noted below, management does not expect any of the recently issued accounting pronouncements, which have not already been adopted, to have a material impact on the Company’s Consolidated Financial Statements.

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1.)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Recently Adopted
In August 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40) - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” which requires the Company to assess their ability to continue as a going concern each interim and annual reporting period. Certain disclosures are required if there is substantial doubt about the Company’s ability to continue as a going concern, including management’s plan to alleviate any such substantial doubt. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter. The Company adopted this ASU in the fourth quarter of 2016, which did not impact the Consolidated Financial Statements or the disclosures therein.
Not Yet Adopted
In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment (Topic 350)” to simplify the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test. A goodwill impairment will now be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, limited to the amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted for any impairment tests performed after January 1, 2017. The Company adopted the new guidance on a prospective basis during the first quarter of 2017. The adoption of this ASU did not have a material impact on the Company’s Consolidated Financial Statements.
In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” which outlines new minimum requirements for a set of assets to be considered a business. The intent of this ASU is to sharpen the distinction between the purchase or disposal of a business versus the purchase or disposal of assets. ASU 2017-01 is effective for the Company in the first quarter of 2018, with early adoption permitted, and prospective application required. The Company does not believe the adoption of this guidance will have a material impact on its Consolidated Financial Statements.
In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-entity Transfers of Assets Other Than Inventory,” which requires entities to recognize the income tax consequences of intra-entity transfers of assets other than inventory when the transfers occur. This ASU is effective for the Company for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of this ASU will have on its Consolidated Financial Statements.
In August 2016, the FASB issued ASU 2016-15 “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments: A Consensus of the FASB Emerging Issues Task Force.” ASU 2016-15 makes targeted changes to how cash receipts and cash payments are presented in the statement of cash flows. The areas specifically addressed include debt prepayment and debt extinguishment costs, the settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, cash premiums paid for and proceeds from corporate-owned life insurance policies, distributions received from equity method investees and cash receipts from payments on transferor’s beneficial interest on securitized trade receivables. Additionally, the amendment states that, in the absence of other prevailing guidance, cash receipts and payments that have characteristics of more than one class of cash flows should have each separately identifiable source or use of cash presented within the most predominant class of cash flows based on the nature of the underlying cash flows. These amendments are effective for the Company in annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating this ASU, but does not believe the adoption of this guidance will have a material impact on its Consolidated Financial Statements.
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which amends the guidance on reporting credit losses for assets held at amortized cost and available-for-sale debt securities. For assets held at amortized cost, the ASU eliminates the probable initial recognition threshold and requires an entity to reflect a current estimate of all expected credit losses, such that the net amount expected to be collected is presented. For available-for-sale debt securities, the ASU requires credit losses to be presented as an allowance versus a write-down. These amendments are effective for the Company in annual and interim reporting periods beginning after December 15, 2019, with early adoption permitted in annual and interim reporting periods beginning after December 15, 2018. The Company is currently evaluating the impact that the adoption of this ASU will have on its Consolidated Financial Statements.

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1.)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
In March 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.”  ASU 2016-09 changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The new standard is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those years, with early adoption permitted. The standard requires an entity to recognize all excess tax benefits and tax deficiencies as income tax benefit or expense in the income statement as discrete items in the reporting period in which they occur, and such tax benefits and tax deficiencies are not included in the estimate of an entity’s annual effective tax rate, applied on a prospective basis. Further, the standard eliminates the requirement to defer the recognition of excess tax benefits until the benefit is realized through a reduction to taxes payable. All excess tax benefits previously unrecognized, along with any valuation allowance, should be recognized on a modified retrospective basis as a cumulative adjustment to retained earnings as of the date of adoption. Under ASU 2016-09, an entity that applies the treasury stock method in calculating diluted earnings per share is required to exclude excess tax benefits and deficiencies from the calculation of assumed proceeds since such amounts are recognized in the income statement. Excess tax benefits should also be classified as operating activities in the same manner as other cash flows related to income taxes on the statement of cash flows, as such excess tax benefits no longer represent financing activities since they are recognized in the income statement, and should be applied prospectively or retrospectively to all periods presented. The Company intends to adopt this guidance in the first quarter of fiscal year 2017. The new standard will result in the recognition of excess tax benefits in the Provision (Benefit) for Income Taxes rather than Additional Paid-In Capital, prospectively, which is expected to increase volatility in the Company’s results of operations. The Company intends to apply the presentation requirements for cash flows related to excess tax benefits on a prospective basis. ASU 2016-09 also allows an entity to elect as an accounting policy either to continue to estimate the total number of awards for which the requisite service period will not be rendered or to account for forfeitures for service based awards as they occur. An entity that elects to account for forfeitures as they occur should apply the accounting change on a modified retrospective basis as a cumulative effect adjustment to retained earnings as of the date of adoption. The Company intends to account for forfeitures as they occur. The adoption of this ASU is not expected to have a material impact on the Company’s Consolidated Financial Statements.
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which requires companies to recognize a lease liability that represents the discounted obligation to make future minimum lease payments, and a corresponding right-of-use asset on the balance sheet for most leases. This ASU retains a distinction between finance leases and operating leases, and the classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the current accounting literature. The result of retaining a distinction between finance leases and operating leases is that under the lessee accounting model in Topic 842, the effect of leases in a consolidated statement of comprehensive income and a consolidated statement of cash flows is largely unchanged from previous GAAP.  The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and are required to be applied on a modified retrospective basis. Earlier application is permitted. The Company expects the adoption of ASU 2016-02 will result in a material increase in the assets and liabilities on its Consolidated Balance Sheets. The Company is currently evaluating the impact that the adoption of this ASU will have on its Consolidated Statements of Operations and Other Comprehensive Income (Loss).
In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” This ASU requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; requires entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset and requires entities to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option. The new ASU is effective for public companies for fiscal years beginning after December 15, 2017. Early adoption of the own credit provision is permitted. The Company is currently evaluating the impact that the adoption of this ASU will have on its Consolidated Financial Statements.

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1.)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory,” which simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This ASU is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company intends to adopt this guidance in the first quarter of fiscal year 2017 on a prospective basis and is currently assessing the impact of adopting this ASU on its Consolidated Financial Statements.
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” The core principle behind ASU 2014-09 is that an entity should recognize revenue in an amount that reflects the consideration to which the entity expects to be entitled in exchange for delivering goods and services. This model involves a five-step process that includes identifying the contract with the customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations in the contract and recognizing revenue when the entity satisfies the performance obligations. This ASU allows two methods of adoption; (1) a full retrospective approach where historical financial information is presented in accordance with the new standard, and (2) a modified retrospective approach where this ASU is applied to the most current period presented in the financial statements. Additionally, the guidance requires enhanced disclosures, including revenue recognition policies to identify performance obligations to customers and significant judgments in measurement and recognition. In August 2015, the FASB issued ASU No 2015-14 which deferred the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, with earlier application permitted as of annual reporting periods beginning after December 15, 2016. In March, April and May of 2016, respectively, the FASB issued ASU 2016-08, which clarifies the implementation guidance on principal versus agent considerations, ASU 2016-10, which clarifies the implementation guidance on identifying performance obligations and licensing and ASU 2016-12, which provides improvements to the guidance on collectability, non-cash consideration, and completed contracts at transition, a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. These amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company plans to adopt the requirements of these standards in the first quarter of fiscal year 2018 on a modified retrospective basis. The Company is currently evaluating the requirements of these new standards and has not yet determined the impact of adoption on its Consolidated Financial Statements. The method of adoption is subject to change as the Company progresses through its assessment.
(2.)    DIVESTITURE AND ACQUISITIONS
Spin-off of Nuvectra Corporation
On March 14, 2016, Integer completed the spin-off of a portion of its former QiG segment through a tax-free distribution of all of the shares of its QiG Group, LLC subsidiary to the stockholders of Integer on a pro rata basis. Immediately prior to completion of the Spin-off, QiG Group, LLC was converted into a corporation organized under the laws of Delaware and changed its name to Nuvectra Corporation (“Nuvectra”). On March 14, 2016, each of the Company’s stockholders of record as of the close of business on March 7, 2016 (the “Record Date”) received one share of Nuvectra common stock for every three shares of Integer common stock held as of the Record Date. Upon completion of the Spin-off, Nuvectra became an independent publicly traded company whose common stock is listed on the NASDAQ stock exchange under the symbol “NVTR.”
The portion of the former QiG segment spun-off consisted of QiG Group, LLC and its subsidiaries: (i) Algostim, LLC (“Algostim”), (ii) PelviStim LLC (“PelviStim”), and (iii) the Company’s NeuroNexus Technologies (“NeuroNexus”) subsidiary. The operations of Centro de Construcción de Cardioestimuladores del Uruguay (“CCC”) and certain other existing QiG research and development capabilities were retained by the Company and not included as part of the Spin-off. As the Company continues to focus on the design and development of complete medical device systems and components, and more specifically on medical device systems and components in the neuromodulation market, the Spin-off was not considered a strategic shift that had a major effect on the Company’s operations and financial results. Accordingly, the Spin-off is not presented as a discontinued operation in the Company’s Consolidated Financial Statements. The results of Nuvectra are included in the Consolidated Statements of Operations and Comprehensive Income (Loss) through the date of the Spin-off.

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2.)    DIVESTITURE AND ACQUISITIONS (Continued)
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
For fiscal year 2016, Nuvectra contributed a pre-tax loss of $5.2 million to the Company’s results of operations. Nuvectra contributed a pre-tax loss of $24.4 million and $21.4 million to the Company’s results of operations for the fiscal years ended January 1, 2016 and January 2, 2015, respectively.
In connection with the Spin-off, on March 14, 2016, Integer entered into several agreements with Nuvectra that govern its post Spin-off relationship with Nuvectra, including a Separation and Distribution Agreement, Tax Matters Agreement, Employee Matters Agreement and Transition Services Agreement. These agreements contain customary mutual indemnification provisions. Amounts earned by Integer under the Transition Services Agreement were immaterial for the year ended December 30, 2016. Accounts Receivable, Net within the Consolidated Balance Sheet at December 30, 2016 includes $9.9 million due from Nuvectra for payments made by the Company on Nuvectra’s behalf.
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
Fair Value of Consideration Transferred
The aggregate consideration paid by the Company to the stockholders of Lake Region Medical consisted of the following (in thousands):

Cash	$478,490
Fair value of Integer common stock	245,368
Replacement stock options attributable to pre-acquisition service	4,508
Total purchase consideration	$728,366
The fair value of the Integer common stock issued as part of the consideration was determined based upon the closing stock price of Integer’s shares as of the acquisition date. The fair value of the Integer stock options issued as part of the consideration was determined utilizing a Black-Scholes option pricing model as of the acquisition date. Concurrent with the closing of the acquisition, the Company repaid all of the outstanding debt of Lake Region Medical of approximately $1.0 billion. The cash portion of the purchase price and the repayment of Lake Region Medical’s debt was primarily funded through a new senior secured credit facility and the issuance of senior notes. Refer to Note 9 “Debt” for additional information regarding the Company’s debt.

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2.)    DIVESTITURE AND ACQUISITIONS (Continued)
Fair Value of Assets Acquired and Liabilities Assumed
This transaction was accounted for under the acquisition method of accounting. Accordingly, the cost of the acquisition was allocated to the Lake Region Medical assets acquired and liabilities assumed based on their fair values as of the closing date of the acquisition, with the amount exceeding the fair value of the net assets acquired recorded as goodwill. The fair value of assets acquired and liabilities assumed was finalized during the third quarter of fiscal year 2016. Measurement-period adjustments made during 2016 were an increase to current liabilities of $1.5 million, and reductions to goodwill of $1.1 million and deferred tax liabilities of $2.6 million These adjustments did not impact the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). The measurement period for this acquisition is closed and no further purchase price adjustments will be made.
The fair values of the assets acquired and liabilities assumed are as follows (in thousands):

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
The goodwill acquired in connection with the acquisition was allocated to the Medical segment and is not deductible for tax purposes. Various factors contributed to the establishment of goodwill, including the value of Lake Region Medical’s highly trained assembled work force and management team, the incremental value resulting from Lake Region Medical’s industry leading capabilities and services to OEMs, enhanced synergies, and the expected revenue growth over time that is attributable to increased market penetration from future products and customers. In connection with the acquisition, the Company recognized a $70 million trademarks and tradenames indefinite-lived intangible asset, $160 million of purchased technology definite-lived intangible assets that have an estimated weighted average amortization period of 7 years and $689 million of customer lists definite-lived intangible assets that have an estimated weighted average amortization period of 14 years. In connection with the acquisition, the Company also recorded the inventory acquired at fair value resulting in an increase in inventory of$23.0 million. This step-up in the fair value of inventory was amortized as the inventory to which the step-up relates was sold and was fully amortized as of January 1, 2016.
The operating results of Lake Region Medical have been included in the Company’s consolidated results since the date of acquisition. For the fiscal year ended December 30, 2016, Lake Region Medical had $802.4 million of revenue and $32.8 million of net income. For the fiscal year ended January 1, 2016, Lake Region Medical had $138.6 million of revenue and a net loss of $17.4 million.

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2.)    DIVESTITURE AND ACQUISITIONS (Continued)
Acquisition of Centro de Construcción de Cardioestimuladores del Uruguay
On August 12, 2014, the Company purchased all of the outstanding common stock of Centro de Construcción de Cardioestimuladores del Uruguay, headquartered in Montevideo, Uruguay. CCC is an active implantable neuromodulation medical device systems developer and manufacturer that produces a range of medical devices including implantable pulse generators, programmer systems, battery chargers, patient wands and leads. This acquisition allows the Company to more broadly partner with medical device companies, complements the Company’s core discrete technology offerings and enhances the Company’s medical device innovation efforts.
Fair Value of Assets Acquired and Liabilities Assumed
This transaction was accounted for under the acquisition method of accounting. The cost of the acquisition was allocated to the assets acquired and liabilities assumed from CCC based on their fair values as of the closing date of the acquisition, with the amount exceeding the fair value of the net assets acquired recorded as goodwill. The valuation of the assets acquired and liabilities assumed from CCC was finalized during 2015 and did not result in a material adjustment to the original valuation of net assets acquired, including goodwill and therefore was not reflected as a retrospective adjustment to the historical financial statements.
The fair values of the assets acquired and liabilities assumed are as follows (in thousands):

Assets acquired
Current assets	$10,670
Property, plant and equipment	1,131
Amortizing intangible assets	6,100
Goodwill	8,296
Total assets acquired	26,197
Liabilities assumed
Current liabilities	4,842
Deferred income taxes	1,590
Total liabilities assumed	6,432
Net assets acquired	$19,765
The goodwill acquired in connection with the CCC acquisition was allocated to the Medical segment and is not deductible for tax purposes. Various factors contributed to the establishment of goodwill, including: the value of CCC’s highly trained assembled work force and management team; the incremental value that CCC’s technology will bring to the Company’s medical devices; and the expected revenue growth over time that is attributable to increased market penetration from future products and customers. In connection with the acquisition, the Company recognized definite-lived intangible assets of $0.1 million for trademarks and tradenames, $1.4 million for purchased technology and $4.6 million for customer lists, which had estimated weighted average amortization periods of 2, 10 and 10 years, respectively.
The operating results of CCC have been included in the Company’s consolidated results since the date of acquisition. For the fiscal year ended January 2, 2015, CCC had $5.8 million of revenue and net income of $1.2 million. The aggregate purchase price of $19.8 million was funded with cash on hand.

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2.)    DIVESTITURE AND ACQUISITIONS (Continued)
Unaudited Pro Forma Financial Information
The following unaudited pro forma information summarizes the consolidated results of operations of the Company, Lake Region Medical, and CCC for fiscal years 2015 and 2014 as if those acquisitions occurred as of the beginning of fiscal years 2014 (Lake Region Medical) and 2013 (CCC) (in thousands, except per share amounts):

	2015	2014
Sales	$1,445,689	$1,441,782
Net income (loss)	2,405	(25,865)
Earnings (loss) per share:
Basic	$0.08	$(0.87)
Diluted	$0.08	$(0.87)
The unaudited pro forma information presents the combined operating results of Integer, Lake Region Medical, and CCC, with the results prior to the acquisition date adjusted to include the pro forma impact of the amortization of acquired intangible assets, the adjustment to interest expense reflecting the amount borrowed in connection with the acquisitions at Integer’s interest rate, and the impact of income taxes on the pro forma adjustments utilizing the applicable statutory tax rate. Fiscal year 2015 pro forma earnings were adjusted to exclude $32.3 million of acquisition-related costs (change-in-control payments, investment banking fees, professional fees), $9.5 million of debt related charges (commitment fees, swap termination fees, debt extinguishment fees) and $23.0 million of nonrecurring amortization expense related to the fair value step-up of inventory incurred in 2015 as a result of the acquisition of Lake Region Medical. Fiscal year 2014 supplemental pro forma earnings were adjusted to include these charges. The unaudited pro forma consolidated basic and diluted earnings (loss) per share calculations are based on the consolidated basic and diluted weighted average shares of Integer. The unaudited pro forma results are presented for illustrative purposes only and do not reflect the realization of potential cost savings, and any related integration costs. Costs savings may result from the acquisition; however, there can be no assurance that these cost savings will be achieved. These pro forma results do not purport to be indicative of the results that would have been obtained by the combined company, or to be a projection of results that may be obtained in the future by the combined company.
(3.)    SUPPLEMENTAL CASH FLOW INFORMATION
The following represents supplemental cash flow information (in thousands) for fiscal years 2016, 2015 and 2014:

	2016	2015	2014
Noncash investing and financing activities:
Common stock contributed to 401(k) Plan	$—	$3,920	$4,341
Property, plant and equipment purchases included in accounts payable	3,499	7,401	2,926
Common stock issued in connection with Lake Region Medical acquisition	—	245,368	—
Replacement stock options issued in connection with Lake Region Medical acquisition	—	4,508	—
Purchase of non-controlling interests in subsidiaries included in accrued expenses	—	6,818	—
Cash paid during the year for:
Interest	106,475	13,057	3,521
Income taxes	7,263	6,312	13,565
Acquisition of noncash assets	—	2,013,604	22,434
Liabilities assumed	—	1,340,339	6,432

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4.)     INVENTORIES
Inventories are comprised of the following (in thousands):

	December 30, 2016	January 1, 2016
Raw materials	$100,738	$107,296
Work-in-process	89,224	93,729
Finished goods	35,189	51,141
Total	$225,151	$252,166
(5.)     ASSETS HELD FOR SALE
Assets held for sale included in Prepaid Expenses and Other Current Assets, is comprised of the following (in thousands):

Asset	Business Segment	December 30, 2016	January 1, 2016
Building and building improvements	Medical	$794	$996
During 2014, the Company transferred $2.1 million of assets relating to the Company’s Orvin, Switzerland property to assets held for sale. During 2016 and 2014 the Company recognized impairment charges, recorded in Other Operating Expenses, Net, of $0.2 million and $0.4 million, respectively, related to its assets held for sale. During 2015, the Company sold $0.6 million of these assets held for sale with no additional gain or loss recognized.
(6.)     PROPERTY, PLANT AND EQUIPMENT, NET
PP&E is comprised of the following (in thousands):

	December 30, 2016	January 1, 2016
Manufacturing machinery and equipment	$332,886	$285,068
Buildings and building improvements	132,277	130,184
Information technology hardware and software	52,467	43,947
Leasehold improvements	59,292	36,745
Furniture and fixtures	18,989	16,243
Land and land improvements	20,046	21,774
Construction work in process	32,252	76,835
Other	1,062	852
	649,271	611,648
Accumulated depreciation	(277,229)	(232,156)
Total	$372,042	$379,492
Depreciation expense for property, plant and equipment was as follows for fiscal years 2016, 2015 and 2014 (in thousands):

	2016	2015	2014
Depreciation expense	$52,662	$27,136	$23,320
Construction work in process at December 30, 2016 and January 1, 2016 includes asset purchases related to the Company’s 2014 investment in capacity and capabilities initiatives. Additionally, construction work in process also relates to routine purchases of machinery, equipment, and information technology assets to support normal recurring operations. Refer to Note 13 “Other Operating Expenses, Net” for a description of the Company’s significant capital investment projects.

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7.)     INTANGIBLE ASSETS
Amortizing intangible assets, net are comprised of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount
December 30, 2016
Purchased technology and patents	$256,719	$(100,719)	$333	$156,333
Customer lists	759,987	(60,474)	(6,269)	693,244
Other	4,534	(5,142)	803	195
Total amortizing intangible assets	$1,021,240	$(166,335)	$(5,133)	$849,772

January 1, 2016
Purchased technology and patents	$255,776	$(83,708)	$1,444	$173,512
Customer lists	761,857	(40,815)	(986)	720,056
Other	4,534	(4,946)	821	409
Total amortizing intangible assets	$1,022,167	$(129,469)	$1,279	$893,977
Aggregate intangible asset amortization expense is comprised of the following for fiscal years 2016, 2015 and 2014 (in thousands):

	2016	2015	2014
Cost of sales	$16,769	$7,403	$6,201
SG&A	20,581	9,681	7,009
RD&E	512	412	667
Total intangible asset amortization expense	$37,862	$17,496	$13,877

Estimated future intangible asset amortization expense based upon the carrying value as of December 30, 2016 is as follows (in thousands):

	2017	2018	2019	2020	2021	After 2021
Amortization Expense	$43,562	44,426	44,483	45,066	43,957	628,278
Indefinite-lived intangible assets were comprised of the following as of December 30, 2016 and January 1, 2016 (in thousands):

Trademarks and Tradenames
January 1, 2016	$90,288
December 30, 2016	$90,288
As discussed further in Note 1 “Summary of Significant Accounting Policies” and Note 19 “Business Segment, Geographic and Concentration Risk Information,” as a result of the Lake Region Medical acquisition and the Spin-off, during 2016 the Company restructured its operations including its internal management and financial reporting structure. In connection with this realignment, the Company reevaluated its operating and reporting segments and determined that it has two operating segments: Medical and Non-Medical. As required, the Company reassigned goodwill to its reporting units based upon their relative fair values and reclassified prior year amounts to conform them to the current year presentation. Additionally, the Company evaluated the goodwill of all of its reporting units utilizing the step-zero approach immediately prior to the change in segments and immediately after the Spin-off for its former QiG reporting unit and concluded in both cases that it was more likely than not that there was no impairment present. The Company also performed its annual goodwill impairment test utilizing the two-step method as of December 30, 2016 and concluded there was no impairment present.

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7.)     INTANGIBLE ASSETS (Continued)
The change in goodwill during fiscal year 2016 is as follows (in thousands):

	Medical	Non- Medical	Total
January 1, 2016	$996,570	$17,000	$1,013,570
Goodwill divested (Note 2)	(40,830)	—	(40,830)
Purchase accounting adjustments (Note 2)	(1,118)	—	(1,118)
Foreign currency translation	(4,296)	—	(4,296)
December 30, 2016	$950,326	$17,000	$967,326
As of December 30, 2016, no accumulated impairment loss has been recognized for the goodwill allocated to the Company’s Medical or Non-Medical segments.
(8.)    ACCRUED EXPENSES
Accrued expenses are comprised of the following (in thousands):

	December 30, 2016	January 1, 2016
Salaries and benefits	$30,199	$37,579
Profit sharing and bonuses	3,054	6,781
Accrued interest	6,838	9,378
Purchase of non-controlling interest in subsidiaries	—	6,818
Severance, retention and change in control payments	6,296	11,969
Warranty and customer rebates	8,146	7,205
Other	17,748	17,527
Total	$72,281	$97,257
(9.)     DEBT
Long-term debt is comprised of the following (in thousands):

	December 30, 2016	January 1, 2016
Senior secured term loan A	$356,250	$375,000
Senior secured term loan B	1,014,750	1,025,000
9.125% senior notes due 2023	360,000	360,000
Revolving line of credit	40,000	—
Less unamortized discount on term loan B and debt issuance costs	(40,837)	(45,947)
Total debt	1,730,163	1,714,053
Less current portion of long-term debt	31,344	29,000
Total long-term debt	$1,698,819	$1,685,053
Senior Secured Credit Facilities
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

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9.)     DEBT (Continued)
Revolving Credit Facility
The Revolving Credit Facility matures on October 27, 2020 and includes a $15 million sublimit for swingline loans and a $25 million sublimit for standby letters of credit. The Company is required to pay a commitment fee on the unused portion of the Revolving Credit Facility, which will range between 0.175% and 0.25%, depending on the Company’s total net leverage ratio, as defined in the Senior Secured Credit Facilities agreement. As of December 30, 2016, the Company had $40 million of outstanding borrowings on the Revolving Credit Facility and an available borrowing capacity of $151.1 million after giving effect to$8.9 million of outstanding standby letters of credit. As of December 30, 2016, the weighted average interest rate on outstanding borrowings under the Revolving Credit Facility was 3.95%.
Subject to certain conditions, commitments under the Revolving Credit Facility may be increased through an incremental revolving facility so long as, on a pro forma basis, the Company’s first lien net leverage ratio does not exceed 4.25:1.00. The outstanding amount of the Revolving Credit Facility approximated its fair value as of December 30, 2016 based upon the debt being variable rate and short-term in nature.
Term Loan Facilities
The TLA Facility and TLB Facility mature on October 27, 2021 and October 27, 2022, respectively. Interest rates on the TLA Facility, as well as the Revolving Credit Facility, are at the Company’s option, either at: (i) the prime rate plus the applicable margin, which will range between 0.75% and 2.25%, based on the Company’s total net leverage ratio, as defined in the Senior Secured Credit Facilities agreement or (ii) the applicable LIBOR rate plus the applicable margin, which will range between 1.75% and 3.25%, based on the Company’s total net leverage ratio. Interest rates on the TLB Facility are, at the Company’s option, either at: (i) the prime rate plus 3.25% or (ii) the applicable LIBOR rate plus 4.25%, with LIBOR subject to a 1.00% floor. As of December 30, 2016, the interest rate on the TLA Facility and TLB Facility were 4.01% and 5.25%, respectively.
Subject to certain conditions, one or more incremental term loan facilities may be added to the Term Loan Facilities so long as, on a pro forma basis, the Company’s first lien net leverage ratio does not exceed 4.25:1.00.
As of December 30, 2016, the estimated fair value of TLA and TLB were approximately $349 million and $1,022 million, respectively, based on quoted market prices for the debt, recent sales prices for the debt and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and is classified as Level 2 measurements within the fair value hierarchy.
Covenants
The Revolving Credit Facility and the TLA Facility contain covenants requiring (A) a maximum total net leverage ratio of 6.25:1.0, subject to step downs and (B) a minimum interest coverage ratio of adjusted EBITDA (as defined in the Senior Secured Credit Facilities) to interest expense of not less than 2.50:1.0, subject to step ups. The TLB Facility does not contain any financial maintenance covenants. During the fourth quarter of 2016, the Company amended the Senior Secured Credit Facilities. The amendment modified certain covenants covering the Revolving Credit Facility and the TLA Facility. Pursuant to the amendment, the maximum total net leverage ratio stepped down to 6.25:1.0 beginning in the fourth fiscal quarter of 2016 until and including the fourth fiscal quarter for 2017, and will gradually decline to 4.0:1.0 by the second fiscal quarter of 2020. Additionally, pursuant to the amendment, the minimum interest coverage ratio dropped to 2.50:1.0 beginning in the fourth fiscal quarter of 2016 until and including the fourth fiscal quarter of 2017. For fiscal quarters in 2018 and 2019, the interest coverage ratio will rise to 2.75:1.0 and 3.0:1.0, respectively.
The Senior Secured Credit Facilities also contain negative covenants that restrict the Company’s ability to (i) incur additional indebtedness; (ii) create certain liens; (iii) consolidate or merge; (iv) sell assets, including capital stock of the Company’s subsidiaries; (v) engage in transactions with the Company’s affiliates; (vi) create restrictions on the payment of dividends or other amounts from the Company’s restricted subsidiaries; (vii) pay dividends on capital stock or redeem, repurchase or retire capital stock; (viii) pay, prepay, repurchase or retire certain subordinated indebtedness; (ix) make investments, loans, advances and acquisitions; (x) make certain amendments or modifications to the organizational documents of the Company or its subsidiaries or the documentation governing other senior indebtedness of the Company; and (xi) change the Company’s type of business. These negative covenants are subject to a number of limitations and exceptions that are described in the Senior Secured Credit Facilities agreement. As of December 30, 2016, the Company was in compliance with all financial and negative covenants under the Senior Secured Credit Facilities.

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9.)     DEBT (Continued)
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
9.125% Senior Notes due 2023
On October 27, 2015, the Company completed a private offering of $360 million aggregate principal amount of 9.125% senior notes due on November 1, 2023 (the “Senior Notes”). All the Senior Notes are outstanding as of December 30, 2016.
Interest on the Senior Notes is payable on May 1 and November 1 of each year.  The Company may redeem the Senior Notes, in whole or in part, prior to November 1, 2018 at a price equal to 100% of the principal amount thereof plus a “make-whole” premium.  Prior to November 1, 2018, the Company may redeem up to 40% of the aggregate principal amount of the Senior Notes using the proceeds from certain equity offerings at a redemption price equal to 109.125% of the aggregate principal amount of the Senior Notes. On or after November 1, 2018, the Company may redeem the Senior Notes, in whole or in part, pursuant to a customary schedule of declining redemption prices. As of December 30, 2016, the estimated fair value of the Senior Notes was approximately $359 million, based on quoted market prices of these notes, recent sales prices for the notes and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and is classified as Level 2 measurements within the fair value hierarchy.
The Senior Notes are senior unsecured obligations of the Company. The Senior Notes contain restrictive covenants that, among other things, limit the ability of the Company to: (i) incur or guarantee additional indebtedness or issue certain disqualified stock or preferred stock; (ii) create certain liens; (iii) pay dividends or make distributions in respect of capital stock; (iv) make certain other restricted payments; (v) enter into agreements that restrict certain dividends or other payments; (vi) enter into sale-leaseback agreements; (vii) engage in certain transactions with affiliates; and (viii) consolidate or merge with, or sell substantially all of their assets to, another person. These covenants are subject to a number of limitations and exceptions that are described in the indenture for the Senior Notes. The Senior Notes provide for customary events of default, subject in certain cases to customary cure periods, in which the Senior Notes and any unpaid interest would become due and payable. As of December 30, 2016, the Company was in compliance with all restrictive covenants under the indenture governing the Senior Notes.
As of December 30, 2016, the weighted average interest rate on all outstanding borrowings is 5.76%.
Contractual maturities of the Company’s debt facilities for the next five years and thereafter, excluding any discounts or premiums, as of December 30, 2016 are as follows (in thousands):

	2017	2018	2019	2020	2021	After 2021
Future minimum principal payments	$31,344	40,719	47,750	87,750	239,937	1,323,500

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9.)     DEBT (Continued)
Debt Issuance Costs and Discounts
The Company incurred debt issuance costs in conjunction with the issuance of the Senior Secured Credit Facilities and the Senior Notes. The change in deferred debt issuance costs related to the Company’s Revolving Credit Facility is as follows (in thousands):

January 2, 2015	$2,200
Financing costs deferred	4,152
Write-off during the period	(907)
Amortization during the period	(654)
January 1, 2016	4,791
Amortization during the period	(991)
December 30, 2016	$3,800
The change in unamortized discount and debt issuance costs related to the Term Loan Facilities and Senior Notes is as follows (in thousands):

	Debt Issuance Costs	Unamortized Discount on TLB Facility	Total
January 2, 2015	$887	$—	$887
Financing costs incurred	41,781	10,250	52,031
Write-off during the period	(732)	—	(732)
Amortization during the period	(6,028)	(211)	(6,239)
January 1, 2016	35,908	10,039	45,947
Financing costs incurred	1,177	—	1,177
Amortization during the period	(4,989)	(1,298)	(6,287)
December 30, 2016	$32,096	$8,741	$40,837
During fiscal year 2015, the Company wrote off $1.6 million of debt issuance costs in connection with the extinguishment and modification of its term loan and revolving line of credit, respectively, which is included in Interest Expense on the Consolidated Statements of Operations and Comprehensive Income (Loss).

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9.)     DEBT (Continued)
Interest Rate Swaps
From time to time, the Company enters into interest rate swap agreements in order to hedge against potential changes in cash flows on its outstanding variable rate debt. During 2016, the Company entered into a one year $250 million interest rate swap and a three year $200 million interest rate swap to hedge against potential changes in cash flows on its outstanding variable rate debt, which are indexed to the one-month LIBOR rate. The variable rate received on the interest rate swaps and the variable rate paid on the variable rate debt will have the same rate of interest, excluding the credit spread, and will reset and pay interest on the same day. The swaps are being accounted for as cash flow hedges.
In connection with the Lake Region Medical acquisition, the Company terminated its then outstanding interest rate swap agreements as the forecasted cash flows that the interest rate swaps were hedging were no longer expected to occur. As a result, during the fourth quarter of 2015, the Company made a $2.8 million payment to the interest rate swap counterparty and recognized a $2.8 million charge to Interest Expense.
Information regarding the Company’s outstanding interest rate swaps designated as cash flow hedges as of December 30, 2016 is as follows (dollars in thousands):

Notional Amount	Start Date	End Date	Pay Fixed Rate	Receive Current Floating Rate	Fair Value	Balance Sheet Location
$250,000	Jul-16	Jun-17	0.615%	0.7561%	$267	Prepaid Expenses and Other Current Assets
$200,000	Jun-17	Jun-20	1.1325%	N/A	$3,215	Other Assets
The estimated fair value of the interest rate swap agreements represents the amount the Company expects to receive (pay) to terminate the contract. No portion of the change in fair value of the Company’s interest rate swaps during 2016, 2015, or 2014 were considered ineffective. The amount recorded as Interest Expense during 2016, 2015, and 2014 related to the Company’s interest rate swaps was $0.1 million, $3.5 million $0.5 million, respectively.
(10.)     BENEFIT PLANS
Savings Plan
The Company sponsors a defined contribution 401(k) plan (the “Company plan”), for its U.S. based employees. The plan provides for the deferral of employee compensation under Section 401(k) and a discretionary Company match. In 2016, 2015, and 2014, this match was 35% per dollar of participant deferral, up to 6% of the total compensation for legacy Greatbatch associates. Net costs related to this defined contribution plan were $2.0 million in 2016, $2.3 million in 2015, and $2.2 million in 2014.
In addition to the above, under the terms of the 401(k) plan document there is an annual discretionary defined contribution of up to 4% of each legacy Greatbatch employee’s eligible compensation based upon the achievement of certain performance targets. This amount is contributed to the 401(k) plan in the form of Company stock. The Company did not make a discretionary stock contribution in 2016 or 2015. Compensation cost recognized related to the defined contribution plan was $4.2 million in 2014. As of December 30, 2016, certain participants in the 401(k) Plan held, on an aggregate basis, approximately 334,000 shares of Company stock.
Subsequent to the Lake Region Medical acquisition, the Company continued the 401(k) plan previously provided to legacy Lake Region Medical employees. This plan is available to most Lake Region employees whereby employees are allowed to contribute up to, subject to compliance with federal 401(k) plan contribution limits, 50% of gross salary. The Company matches 50% of an employee’s contributions for the first 6% of the employee’s gross salary at a maximum contribution rate per employee of 3% of the employee’s gross salary. The employee’s contributions vest immediately, while the Company’s contributions vest over a five-year period. Net costs related to this defined contribution plan were $4.4 million in 2016 and $0.8 million from the date of acquisition through the fiscal year end in 2015.
In January 2017, the Lake Region Medical plan was merged into the Company plan. Beginning in fiscal year 2017, the Company will match $0.50 per dollar of participant deferral, up to 6% of the base salary for each participant.

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10.)     BENEFIT PLANS (Continued)
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
During 2012, the Company transferred most major functions performed at its facilities in Switzerland into other existing facilities and curtailed its defined benefit plan provided to employees at those Swiss facilities. During 2013, the plan assets that remained after settlement payments were made were transferred to an AA- rated insurance carrier who bears the pension risk and longevity risk, and will be used to cover the pension liability for the remaining retirees of the Swiss plan, as well as the remaining employees at that location.
The Company’s fiscal year end dates are the measurement dates for its defined benefit plans. Information relating to the funding position of the Company’s defined benefit plans for fiscal years 2016 and 2015 were as follows (in thousands):

	2016	2015
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$7,992	$2,843
Projected benefit obligation acquired	—	4,316
Service cost	431	439
Interest cost	174	165
Plan participants’ contribution	75	61
Actuarial loss	341	235
Benefits transferred in, net	84	258
Foreign currency translation	(369)	(325)
Projected benefit obligation at end of year	8,728	7,992
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	871	437
Employer contributions	36	69
Plan participants’ contributions	75	61
Actual loss on plan assets	(9)	(39)
Benefits transferred in, net	224	362
Foreign currency translation	(25)	(19)
Fair value of plan assets at end of year	1,172	871
Projected benefit obligation in excess of plan assets at end of year	$7,556	$7,121
Defined benefit liability classified as other current liabilities	$109	$46
Defined benefit liability classified as long-term liabilities	$7,447	$7,075
Accumulated benefit obligation at end of year	$7,115	$6,299

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10.)     BENEFIT PLANS (Continued)
Amounts recognized in Accumulated Other Comprehensive Income (Loss) for fiscal years 2016 and 2015 are as follows (in thousands):

	2016	2015
Net loss occurring during the year	$368	$164
Amortization of losses	(62)	(156)
Prior service cost	1	(1)
Amortization of prior service cost	(11)	(9)
Pre-tax adjustment (gain) loss	296	(2)
Taxes	283	22
Net loss	$579	$20
The amortization of amounts in Accumulated Other Comprehensive Income (Loss) expected to be recognized as components of net periodic benefit expense during fiscal year 2017 are as follows (in thousands):

Amortization of net prior service cost	$9
Amortization of net loss	61
Net pension cost for fiscal years 2016 and 2015 is comprised of the following (in thousands):

	2016	2015
Service cost	$431	$439
Interest cost	174	165
Expected return on assets	(18)	(11)
Recognized net actuarial loss	72	164
Net pension cost	$659	$757
The weighted-average rates used in the actuarial valuations to determine the net pension cost for fiscal years 2016, 2015 and 2014 were as follows:

	2016	2015	2014
Discount rate	2.2%	2.3%	3.4%
Salary growth	2.9%	3.0%	3.1%
Expected rate of return on assets	2.0%	2.3%	2.5%
The weighted-average rates used in the actuarial valuations to determine the projected benefit obligation for fiscal years 2016, 2015 and 2014 were as follows:

	2016	2015	2014
Discount rate	1.9%	2.2%	2.3%
Salary growth	2.9%	2.9%	3.0%
Expected rate of return on assets	1.5%	2.0%	2.3%
The discount rate used is based on the yields of AA bonds with a duration matching the duration of the liabilities plus approximately 50 basis points to reflect the risk of investing in corporate bonds. The expected rate of return on plan assets reflects earnings expectations on existing plan assets.

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10.)     BENEFIT PLANS (Continued)
The following table provides information by level for the defined benefit plan assets that are measured at fair value as of December 30, 2016 and January 1, 2016 (in thousands).

	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 30, 2016
Insurance contract	$1,172	$—	$1,172	$—
January 1, 2016
Insurance contract	$871	$—	$871	$—
The fair value of Level 2 plan assets are obtained from quoted market prices in inactive markets or valuation models with observable market data inputs to estimate fair value. These observable market data inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers and reference data.  Refer to Note 1 “Summary of Significant Accounting Policies” for discussion of the fair value measurement terms of Levels 1, 2, and 3.
Estimated benefit payments over for the next ten years as of December 30, 2016 are as follows (in thousands):

	2017	2018	2019	2020	2021	2022-2026
Estimated benefit payments	$261	191	266	216	251	1,888
(11.)     STOCK-BASED COMPENSATION
Stock-based Compensation Plans
At the 2016 Annual Meeting of Stockholders held on May 24, 2016, the Company’s stockholders approved the Company’s 2016 Stock Incentive Plan (the “2016 Plan”). The 2016 Plan provides for the granting of stock options, shares of restricted stock, restricted stock units, stock appreciation rights and stock bonuses to employees, non-employee directors, consultants, and service providers. The 2016 Plan supplements the Company’s existing 2009 Stock Incentive Plan (“2009 Plan”), as amended, and 2011 Stock Incentive Plan (“2011 Plan”), as amended.
Stock options remain outstanding under the 2005 Stock Incentive Plan, but the plan has been frozen to any new award issuances.
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
The 2011 Plan authorizes the issuance of up to 1,350,000 shares of equity incentive awards including nonqualified and incentive stock options, restricted stock, restricted stock units, stock bonuses and stock appreciation rights, subject to the terms of the 2011 Plan. The 2011 Plan does not limit the amount of restricted stock, restricted stock units or stock bonuses that may be awarded.
The 2016 Plan authorizes the issuance of up to 1,450,000 shares of equity incentive awards including nonqualified and incentive stock options, restricted stock, restricted stock units, stock bonuses and stock appreciation rights, subject to the terms of the 2016 Plan.
As of December 30, 2016, there were 1,316,690, 120,676 and 65,910 shares available for future grants under the 2016 Plan, 2011 Plan and 2009 Plan, respectively. Due to plan sub-limits, of the shares available for grant, only 10,261 shares may be awarded under the 2009 Plan in the form of restricted stock, restricted stock units or stock bonuses.

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11.)     STOCK-BASED COMPENSATION (Continued)
In connection with the Spin-off, under the provisions of the 2009 Plan and 2011 Plan, employee stock options, restricted stock awards, and restricted stock unit awards were adjusted to preserve the fair value of the awards immediately before and after the Spin-off. As such, the Company did not record any modification expense related to the conversion of the awards. Certain awards granted to employees who transferred to Nuvectra in connection with the Spin-off were canceled. As required, the Company accelerated the remaining expense related to these canceled awards of $0.5 million during the first quarter of 2016, which was classified as Other Operating Expenses, Net. The stock awards held as of March 14, 2016 were modified as follows:

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

During 2014, the Company recorded stock modification expense related to employee separation costs incurred during 2014 in connection with realignment initiatives. This modification expense was included within Other Operating Expenses, Net. Refer to Note 13 “Other Operating Expenses, Net” for further discussion of these initiatives.
The components and classification of stock-based compensation expense for fiscal years 2016, 2015 and 2014 were as follows (in thousands):

	2016	2015	2014
Stock options	$2,499	$2,708	$2,523
Restricted stock and units	5,909	6,668	6,417
401(k) stock contribution	—	—	4,246
Total stock-based compensation expense	$8,408	$9,376	$13,186

Cost of sales	$332	$795	$3,530
Selling, general and administrative expenses	6,246	7,510	7,923
Research, development and engineering costs, net	355	982	1,440
Other operating expenses, net (Note 13)	1,475	89	293
Total stock-based compensation expense	$8,408	$9,376	$13,186
Weighted Average Fair Values and Black-Scholes Valuation Assumptions
The following table provides the weighted average grant date fair values of the Company's restricted stock awards, restricted stock units and performance-based restricted stock units during fiscal years 2016, 2015 and 2014:

	2016	2015	2014
Weighted average grant date fair values:
Restricted stock and restricted stock units	$47.95	$49.84	$44.78
Performance-based restricted stock units	30.83	32.92	31.33

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11.)     STOCK-BASED COMPENSATION (Continued)
The following table includes the weighted average grant date fair value of stock options granted to employees during fiscal years 2016, 2015 and 2014 and the related weighted average assumptions used in the Black-Scholes model:

	2016	2015	2014
Fair value of options granted:	$8.52	$12.18	$16.43
Assumptions:
Expected life of option from grant date (in years)	4.7	4.7	5.3
Risk-free interest rate	1.49%	1.55%	1.73%
Expected volatility	27%	26%	39%
Expected dividend yield	0%	0%	0%
Stock-Based Compensation Activity
The following table summarizes stock option activity under all stock-based compensation plans during the fiscal year ended December 30, 2016:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2016	1,678,900	$28.32
Granted	316,678	42.82
Exercised	(130,459)	21.61
Forfeited or expired	(125,147)	44.76
Adjustment due to Spin-off	—	(2.02)
Outstanding at December 30, 2016	1,739,972	$28.26	5.7	$11.0
Vested and expected to vest at December 30, 2016	1,723,137	$28.07	5.7	$11.0
Exercisable at December 30, 2016	1,484,481	$26.26	5.7	$10.3
Intrinsic value is calculated for in-the-money options (exercise price less than market price) as the difference between the market price of the Company’s common shares as of December 30, 2016 ($29.45) and the weighted average exercise price of the underlying stock options, multiplied by the number of options outstanding and/or exercisable. As of December 30, 2016, $1.4 million of unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average period of 1.4 years. Shares are distributed from the Company’s authorized but unissued reserve upon the exercise of stock options or treasury stock if available. The Company does not intend to purchase treasury shares to fund the future exercises of stock options.
The following table provides certain information relating to the exercise of stock options during fiscal years 2016, 2015 and 2014 (in thousands):

	2016	2015	2014
Intrinsic value	$690	$8,231	$7,997
Cash received	2,821	6,583	8,278
Tax benefit realized	—	1,954	1,704

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11.)     STOCK-BASED COMPENSATION (Continued)
Restricted Stock and Restricted Stock Units
The following table summarizes time-vested restricted stock and restricted stock unit activity under all stock-based compensation plans during the fiscal year ended December 30, 2016:

	Time-Vested Restricted Stock Units and Awards	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2016	39,235	$47.40
Granted	52,697	47.95
Vested	(40,304)	49.64
Forfeited	(12,234)	48.46
Nonvested at December 30, 2016	39,394	$45.51
The following table summarizes performance-vested restricted stock and restricted stock unit activity under all stock-based compensation plans during the fiscal year ended December 30, 2016:

	Performance- Vested Restricted Stock Units and Awards	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2016	577,825	$25.11
Granted	163,651	30.83
Vested	(254,340)	16.19
Forfeited	(130,550)	31.16
Nonvested at December 30, 2016	356,586	$31.87
Performance-based restricted stock units granted only vest if certain market-based performance metrics are achieved. The amount of shares that ultimately vest range from 0 shares to 356,586 shares based upon the total shareholder return of the Company relative to the Company’s compensation peer group over a three-year performance period beginning in the year of grant. The fair value of the restricted stock units were determined by utilizing a Monte Carlo simulation model, which projects the value of the Company’s stock versus the peer group under numerous scenarios and determines the value of the award based upon the present value of these projected outcomes.
The realized tax benefit from the vesting of restricted stock and restricted stock units was $2.3 million, $3.4 million and $2.3 million for 2016, 2015 and 2014, respectively. As of December 30, 2016, there was $4.6 million of total unrecognized compensation cost related to the restricted stock and restricted stock unit awards. That cost is expected to be recognized over a weighted-average period of approximately 1.4 years. The fair value of shares vested in 2016, 2015 and 2014 was $11.8 million, $16.1 million and $12.5 million, respectively.
(12.)     RESEARCH, DEVELOPMENT AND ENGINEERING COSTS, NET
RD&E costs for fiscal years 2016, 2015 and 2014 are comprised of the following (in thousands):

	2016	2015	2014
Research, development and engineering costs	$61,175	$59,767	$58,974
Less: cost reimbursements	(6,174)	(6,772)	(9,129)
Total research, development and engineering costs, net	$55,001	$52,995	$49,845

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13.)     OTHER OPERATING EXPENSES, NET
Other Operating Expenses, Net for fiscal years 2016, 2015 and 2014 is comprised of the following (in thousands):

	2016	2015	2014
2014 investments in capacity and capabilities	$17,159	$23,037	$8,925
Orthopedic facilities optimization	747	1,395	1,317
Lake Region Medical consolidations	8,584	1,961	—
Acquisition and integration costs	28,316	33,449	3
Asset dispositions, severance and other	6,931	6,622	4,106
2013 operating unit realignment	—	—	1,017
Other consolidation and optimization income	—	—	(71)
Total other operating expenses, net	$61,737	$66,464	$15,297
2014 Investments in Capacity and Capabilities
In 2014, the Company announced several initiatives to invest in capacity and capabilities and to better align its resources to meet its customers’ needs and drive organic growth and profitability. These included the following:

•
Functions performed at the Company’s facility in Plymouth, MN to manufacture catheters and introducers will transfer into the Company’s existing facility in Tijuana, Mexico. This initiative is expected to be substantially completed by the first half of 2017 and is dependent upon the Company’s customers’ validation and qualification of the transferred products as well as regulatory approvals worldwide.

•
Functions performed at the Company’s facilities in Beaverton, OR and Raynham, MA to manufacture products for the portable medical market transferred to a new facility in Tijuana, Mexico. Products manufactured at the Beaverton facility, which do not serve the portable medical market, were transferred to the Company’s Raynham facility. This initiative was substantially completed during the first half of 2016. The final closure of the Beaverton, OR site occurred in the fourth quarter of 2016.

•	The design engineering responsibilities previously performed at the Company’s Cleveland, OH facility were transferred to the Company’s facilities in Minnesota in 2015.

•	The realignment of the Company’s commercial sales operations was completed in 2015.
The total capital investment expected for these initiatives is between $24.0 million and $25.0 million, of which $23.3 million has been expended through December 30, 2016. Total restructuring charges expected to be incurred in connection with this realignment are between $50.0 million and $55.0 million, of which $49.1 million has been incurred through December 30, 2016. Expenses related to this initiative were primarily recorded within the Medical segment and include the following:

•	Severance and retention: $6.0 million - $7.0 million;

•	Accelerated depreciation and asset write-offs: $3.0 million - $3.0 million; and

•	Other: $41.0 million - $45.0 million
Other expenses primarily consist of costs to relocate certain equipment and personnel, duplicate personnel costs, excess overhead, disposal, and travel expenditures. All expenses are cash expenditures except accelerated depreciation and asset write-offs. The change in accrued liabilities related to the 2014 investments in capacity and capabilities is as follows (in thousands):

	Severance and Retention	Accelerated Depreciation/ Asset Write-offs	Other	Total
January 1, 2016	$1,429	$—	$1,595	$3,024
Restructuring charges	397	2,451	14,311	17,159
Write-offs	—	(2,451)	—	(2,451)
Cash payments	(1,760)	—	(15,906)	(17,666)
December 30, 2016	$66	$—	$—	$66

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13.)     OTHER OPERATING EXPENSES, NET (Continued)
Orthopedic Facilities Optimization
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
In connection with this consolidation, in 2013, the Company sold assets related to certain non-core Swiss orthopedic product lines to an independent third party. The purchase agreement provided the Company with an earn out payment based upon the amount of inventory consumed by the purchaser within one year after the close of the transaction. As a result of this earn out, a gain of $2.7 million was recorded in Other Operating Expenses, Net and the cash was received during 2014. During 2014, the Company transferred $2.1 million of assets relating to the Company’s Orvin, Switzerland property to held for sale and recognized a $0.4 million impairment charge. During 2015, the Company sold $0.6 million of these assets held for sale with no additional gain or loss recognized. Refer to Note 5 “Assets Held For Sale” for additional information.
During 2013, the Company began a project to expand its Chaumont, France facility in order to enhance its capabilities and fulfill larger volume customer supply agreements. This initiative is expected to be completed in 2017.
The total capital investment expected to be incurred for these initiatives is between $31.0 million and $35.0 million, of which $30.0 million has been expended through December 30, 2016. Total expense expected to be incurred for these initiatives is between $45.0 million and $48.0 million, of which $44.6 million has been incurred through December 30, 2016. All expenses have been and will be recorded within the Medical segment and are expected to include the following:

•	Severance and retention: approximately $11.0 million;

•	Accelerated depreciation and asset write-offs: approximately $13.0 million; and

•	Other: $21.0 million - $24.0 million
Other expenses include production inefficiencies, moving, revalidation, personnel, training, consulting, and travel costs associated with these consolidation projects. All expenses are cash expenditures except accelerated depreciation and asset write-offs. The change in accrued liabilities related to the orthopedic facilities optimizations is as follows (in thousands):

	Severance and Retention	Accelerated Depreciation/ Asset Write-offs	Other	Total
January 1, 2016	$—	$—	$—	$—
Restructuring charges	—	202	545	747
Write-offs	—	(202)	—	(202)
Cash payments	—	—	(545)	(545)
December 30, 2016	$—	$—	$—	$—
Lake Region Medical Consolidations
In 2014, Lake Region Medical initiated plans to close its Arvada, CO site, consolidate its two Galway, Ireland sites into one facility, and other restructuring actions that will result in a reduction in staff across manufacturing and administrative functions at certain locations. This initiative was substantially completed by the end of 2016.
During the third quarter of 2016, the Company announced the planned closure of its Clarence, NY facility. The machined component product lines manufactured in this facility will be transferred to other Integer locations in the U.S. This project is expected to be completed by the first quarter of 2018.

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13.)     OTHER OPERATING EXPENSES, NET (Continued)
The total capital investment expected for this initiative since the acquisition date is between $5.0 million and $6.0 million, of which $2.2 million has been expended through December 30, 2016. Total expense expected to be incurred for these initiatives are between $20.0 million and $25.0 million, of which $10.5 million has been incurred through December 30, 2016. Expenses related to this initiative were primarily recorded within the Medical segment and include the following:

•	Severance and retention: $8.0 million - $10.0 million;

•	Accelerated depreciation and asset write offs: approximately $1.0 million - $2.0 million; and

•	Other: $11.0 million - $13.0 million
Other expenses primarily consist of production inefficiencies, moving, revalidation, personnel, training, consulting, and travel costs associated with these consolidation projects. All expenses are cash expenditures except accelerated depreciation and asset write-offs. The change in accrued liabilities related to the Lake Region Medical consolidation initiatives is as follows (in thousands:

	Severance and Retention	Accelerated Depreciation/ Asset Write-offs	Other	Total
January 1, 2016	$3,667	$—	$596	$4,263
Restructuring charges	740	1,398	6,446	8,584
Write-offs	—	(1,398)	—	(1,398)
Cash payments	(3,678)	—	(6,640)	(10,318)
December 30, 2016	$729	$—	$402	$1,131
Acquisition and integration costs
During 2016 and 2015, the Company incurred $28.3 million and $33.1 million, respectively, in acquisition and integration costs related to the acquisition of Lake Region Medical, consisting primarily of transaction costs and integration costs. Transaction costs primarily relate to change-in-control payments to former Lake Region Medical executives, as well as professional and consulting fees. Integration costs primarily include professional, consulting, severance, retention, relocation, and travel costs. As of December 30, 2016 and January 1, 2016, $4.5 million and $6.2 million, respectively, of acquisition and integration costs related to the Lake Region Medical acquisition were accrued.
Total integration expense expected to be incurred in connection with the Lake Region Medical acquisition is between $40.0 million and $50.0 million of which $32.5 million was incurred through December 30, 2016. Total capital expenditures for this initiative are expected to be between $20.0 million and $25.0 million of which $8.2 million was incurred through December 30, 2016.
Asset dispositions, severance and other
During 2016, 2015 and 2014, the Company recorded losses in connection with various asset disposals and/or write-downs. In addition, during 2016 and 2015, the Company incurred legal and professional costs in connection with the Spin-off of $4.4 million and $6.0 million, respectively. Total transaction related costs incurred for the Spin-off since inception were $10.4 million. Expenses related to the Spin-off were primarily recorded within the corporate unallocated and the Medical segment. Refer to Note 2 “Divestiture and Acquisitions” for additional information on the Spin-off.

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(14.)     INCOME TAXES
The U.S. and international components of income (loss) before provision for income taxes for fiscal years 2016, 2015 and 2014 were as follows (in thousands):

	2016	2015	2014
U.S.	$(52,446)	$(42,166)	$56,801
International	53,631	26,466	19,778
Total income (loss) before provision (benefit) for income taxes	$1,185	$(15,700)	$76,579
The provision (benefit) for income taxes for fiscal years 2016, 2015 and 2014 was comprised of the following (in thousands):

	2016	2015	2014
Current:
Federal	$(8,327)	$(3,753)	$16,293
State	149	(367)	1,299
International	10,752	6,312	2,998
	2,574	2,192	20,590
Deferred:
Federal	(4,952)	(8,144)	1,211
State	(638)	(880)	(310)
International	(1,760)	(1,274)	(370)
	(7,350)	(10,298)	531
Total provision (benefit) for income taxes	$(4,776)	$(8,106)	$21,121
The provision (benefit) for income taxes differs from the U.S. statutory rate for fiscal years 2016, 2015 and 2014 due to the following:

	2016		2015		2014
Statutory rate	$415	35.0%	$(5,495)	35.0%	$26,803	35.0%
Federal tax credits	(1,792)	(151.2)	(1,850)	11.8	(1,600)	(2.1)
Foreign rate differential	(7,086)	(598.0)	(3,180)	20.2	(3,276)	(4.3)
Uncertain tax positions	1,724	145.5	(531)	3.4	412	0.6
State taxes, net of federal benefit	(1,068)	(90.1)	(1,490)	9.5	507	0.7
Change in foreign tax rates	(270)	(22.8)	(91)	0.6	(446)	(0.6)
Non-deductible transaction costs	1,012	85.4	4,867	(31.0)	—	—
Valuation allowance	1,340	113.1	626	(4.0)	(299)	(0.4)
Change in tax law (Internal Revenue Code §987)	2,630	221.9	—	—	—	—
Other	(1,681)	(141.8)	(962)	6.1	(980)	(1.3)
Effective tax rate	$(4,776)	403.0%	$(8,106)	51.6%	$21,121	27.6%

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(14.)     INCOME TAXES (Continued)
Deferred tax assets (liabilities) consist of the following (in thousands):

	December 30, 2016	January 1, 2016
Net operating loss carryforwards	$154,706	$153,949
Tax credit carryforwards	24,646	22,196
Inventories	7,524	6,543
Accrued expenses	5,724	13,138
Stock-based compensation	10,614	9,512
Other	936	38
Gross deferred tax assets	204,150	205,376
Less valuation allowance	(35,391)	(39,171)
Net deferred tax assets	168,759	166,205
Property, plant and equipment	(33,069)	(32,772)
Intangible assets	(337,722)	(347,896)
Convertible subordinated notes	(2,577)	(3,754)
Gross deferred tax liabilities	(373,368)	(384,422)
Net deferred tax liability	$(204,609)	$(218,217)
Presented as follows:
Noncurrent deferred tax asset	$3,970	$3,587
Noncurrent deferred tax liability	(208,579)	(221,804)
Net deferred tax liability	$(204,609)	$(218,217)
As of December 30, 2016, the Company has the following carryforwards available:

Jurisdiction	Tax Attribute	Amount (in millions)	Begin to Expire
Federal	Net Operating Loss	$388.6	2019
International	Net Operating Loss	43.0	2017
State	Net Operating Loss	276.4	2017
Federal	Foreign Tax Credit	17.0	2019
U.S. and State	R&D Tax Credit	4.9	2018
State	Investment Tax Credit	6.0	2016
Certain U.S. tax attributes are subject to limitations of Internal Revenue Code §382, which in general provides that utilization is subject to an annual limitation if an ownership change results from transactions increasing the ownership of certain shareholders or public groups in stock of a corporation by more than 50 percentage points over a three- year period. Such an ownership change occurred upon the consummation of the acquisition of Lake Region Medical. The Company does not anticipate that these limitations will affect utilization of these carryforwards prior to their expiration.
The Company’s federal net operating loss carryforward and certain other federal tax credits reported on its income tax returns included uncertain tax positions taken in prior years. Due to the application of the accounting for uncertain tax positions, the actual tax attributes are larger than the tax amounts for which a deferred tax asset is recognized for financial statement purposes.
In assessing the realizability of deferred tax assets, management considers, within each taxing jurisdiction, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the consideration of the weight of both positive and negative evidence, management has determined that a portion of the deferred tax assets as of December 30, 2016 and January 1, 2016 related to certain foreign tax credits, state investment tax credits, and foreign and state net operating losses will not be realized.

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(14.)     INCOME TAXES (Continued)
On December 7, 2016, the U.S. Treasury and the Internal Revenue Service (“IRS”) issued final and temporary regulations under Internal Revenue Code §987 (the “Regulations”). These Regulations address the taxation of foreign currency translation gains or losses arising from qualified business units (“QBUs”) (such as branches and certain other flow-through entities) that operate in a currency other than the currency of their owner. The Company has measured the impact of the regulations by applying the “Fresh Start Transition Method” as prescribed by the Regulations, and adjusted the carrying value of its deferred tax accounts accordingly. The adjustment to the carrying value of the deferred tax accounts was recorded as a component of Provision (Benefit) for Income Taxes attributable to continuing operations in the current year.
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
Below is a summary of changes to the unrecognized tax benefit for fiscal years 2016, 2015 and 2014 (in thousands):

	2016	2015	2014
Balance, beginning of year	$9,271	$2,411	$1,858
Reductions (additions) relating to business combinations	(400)	7,443	—
Additions based upon tax positions related to the current year	1,450	274	268
Additions related to prior period tax positions	240	163	510
Reductions relating to settlements with tax authorities	—	(550)	(225)
Reductions as a result of a lapse of applicable statute of limitations	—	(470)	—
Balance, end of year	$10,561	$9,271	$2,411
Integer and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The tax years that remain open and subject to tax audits varies depending on the tax jurisdiction. The Internal Revenue Service finalized an audit of the 2012 and 2013 U.S. Federal income tax returns of the Company in the first quarter of 2015. The impact to the income tax expense was not material. The U.S. subsidiaries of the former Lake Region Medical Group are still subject to U.S. federal, state, and local examinations for the taxable years 2006 to 2014.
It is reasonably possible that a reduction of approximately $0.6 million of the balance of unrecognized tax benefits may occur within the next twelve months as a result of the lapse of the statute of limitations and/or audit settlements. As of December 30, 2016, approximately $9.8 million of unrecognized tax benefits would favorably impact the effective tax rate (net of federal impact on state issues), if recognized.
The Company recognizes interest related to unrecognized tax benefits as a component of Provision (Benefit) for Income Taxes on the Consolidated Statements of Operations and Comprehensive Income (Loss). During 2016, 2015 and 2014, the recorded amounts for interest and penalties, respectively, were not significant.
As of December 30, 2016, no taxes have been provided on the undistributed earnings of certain foreign subsidiaries amounting to $102.3 million. The Company intends to permanently reinvest these earnings. Quantification of the deferred tax liability associated with these undistributed earnings is not practicable.

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(15.)     COMMITMENTS AND CONTINGENCIES
Litigation
In April 2013, the Company commenced an action against AVX Corporation and AVX Filters Corporation (collectively “AVX”) alleging that AVX had infringed on the Company’s patents by manufacturing and selling filtered feedthrough assemblies used in implantable pacemakers and cardioverter defibrillators that incorporate the Company’s patented technology. On January 26, 2016, a jury in the U.S. District Court for the District of Delaware returned a verdict finding that AVX infringed on two of the Company’s patents and awarded the Company $37.5 million in damages. The finding is subject to post-trial proceedings currently scheduled to be held in August 2017, as well as a possible appeal by AVX. The Company has recorded no gains in connection with this litigation as no cash has been received.
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
Environmental Matters
The Company’s Collegeville, PA facility, which was acquired as part of the Lake Region Medical acquisition, is subject to one administrative consent order entered into with the U.S. Environmental Protection Agency (the “EPA”), which require ongoing groundwater treatment and monitoring at the site as a result of leaks from underground storage tanks. Upon approval by the EPA of the Company’s proposed post remediation care plan, which requires a continuation of the groundwater treatment and monitoring process at the site, the Company expects that the consent orders will be terminated. The Company expects a decision from the EPA on whether the Company’s post remediation care plan has been approved in early 2017. The groundwater treatment process at the Collegeville facility consists of a groundwater extraction and treatment system and the performance of annual sampling of a defined set of groundwater wells as a means to monitor containment within approved boundaries. The Company does not expect this environmental matter will have a material effect on its consolidated results of operations, financial position or cash flows.
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
As of December 30, 2016 and January 1, 2016, there was $1.0 million and $1.1 million, respectively, recorded in Other Long-Term Liabilities in the Consolidated Balance Sheets in connection with these environmental matters.
License Agreements
The Company is a party to various license agreements for technology that is utilized in certain of its products. The most significant of these agreements are the licenses for basic technology used in the production of wet tantalum capacitors, filtered feedthroughs and MRI compatible lead systems. Expenses related to license agreements were $2.0 million, $2.4 million, and $3.3 million, for 2016, 2015 and 2014, respectively, and are primarily included in Cost of Sales.

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(15.)     COMMITMENTS AND CONTINGENCIES (Continued)
Product Warranties
The Company generally warrants that its products will meet customer specifications and will be free from defects in materials and workmanship. The change in product warranty liability for fiscal years 2016 and 2015 was comprised of the following (in thousands):

	2016	2015
Beginning balance	$3,316	$660
Provision for warranty reserve	3,238	1,274
Liabilities assumed from acquisition	—	2,521
Warranty claims paid	(2,643)	(1,139)
Ending balance	$3,911	$3,316
Operating Leases
The Company is a party to various operating lease agreements for buildings, machinery, equipment and software. The Company primarily leases buildings, which accounts for the majority of the future lease payments. Lease expense includes the effect of escalation clauses and leasehold improvement incentives which are accounted for ratably over the lease term. Operating lease expense for fiscal years 2016, 2015 and 2014 was as follows (in thousands):

	2016	2015	2014
Operating lease expense	$15,357	$6,516	$4,281
At December 30, 2016, the Company had the following future minimum lease payments under non-cancelable operating leases (in thousands):

	2017	2018	2019	2020	2021	After 2021
Future minimum lease payments	$13,486	12,235	11,105	8,810	7,826	23,838
Self-Insurance Liabilities
As of December 30, 2016, and at various times in the past, the Company self-funded its workers' compensation and employee medical and dental expenses. The Company has established reserves to cover these self-insured liabilities and also maintains stop-loss insurance to limit its exposures under these programs. Claims reserves represent accruals for the estimated uninsured portion of reported claims, including adverse development of reported claims, as well as estimates of incurred but not reported claims. Claims incurred but not reported are estimated based on the Company’s historical experience, which is continually monitored, and accruals are adjusted when warranted by changes in facts and circumstances. The Company’s actual experience may be different than its estimates, sometimes significantly. Changes in assumptions, as well as changes in actual experience could cause these estimates to change. Insurance and claims expense will vary from period to period based on the severity and frequency of claims incurred in a given period. The Company’s self-insurance reserves totaled $7.7 million and $7.9 million as of December 30, 2016 and January 1, 2016, respectively. These accruals are recorded in Accrued Expenses and Other Long-Term Liabilities in the Consolidated Balance Sheets.
Foreign Currency Contracts
Historically, the Company has entered into forward contracts to purchase Mexican pesos in order to hedge the risk of peso-denominated payments associated with its operations in Mexico. In connection with the Lake Region Medical acquisition, the Company terminated its outstanding forward contracts resulting in a $2.4 million payment to the foreign currency contract counterparty during 2015. As of the date the contracts were terminated, the Company had $1.6 million recorded in Accumulated Other Comprehensive Income (Loss) related to these contracts. This amount was fully amortized to Cost of Sales during 2016 as the inventory, which the contracts were hedging the cash flows to produce, was sold.

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(15.)     COMMITMENTS AND CONTINGENCIES (Continued)
The impact to the Company’s results of operations from its forward contracts for fiscal years 2016, 2015 and 2014 was as follows (in thousands):

	2016	2015	2014
Increase (reduction) in Cost of Sales	$3,516	$1,948	$(168)
Ineffective portion of change in fair value	—	—	—
Information regarding outstanding foreign currency contracts designated as cash flow hedges as of December 30, 2016 is as follows (dollars in thousands):

Aggregate Notional Amount	Start Date	End Date	$/Peso	Fair Value	Balance Sheet Location
$24,654	Jan 2017	Dec 2017	0.0514	$(2,063)	Accrued Expenses
(16.)     EARNINGS (LOSS) PER SHARE
The following table illustrates the calculation of Basic and Diluted EPS for fiscal years 2016, 2015 and 2014 (in thousands, except per share amounts):

	2016	2015	2014
Numerator:
Net income (loss)	$5,961	$(7,594)	$55,458
Denominator for basic EPS:
Weighted average shares outstanding	30,778	26,363	24,825
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units	195	—	1,150
Denominator for diluted EPS	30,973	26,363	25,975
Basic EPS	$0.19	$(0.29)	$2.23
Diluted EPS	$0.19	$(0.29)	$2.14
The diluted weighted average share calculations do not include the following securities for fiscal years 2016, 2015 and 2014, which are not dilutive to the EPS calculations or the performance criteria have not been met (in thousands):

	2016	2015	2014
Time-vested stock options, restricted stock and restricted stock units	657	1,718	176
Performance-vested stock options and restricted stock units	357	578	—

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(17.)     ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated Other Comprehensive Income (Loss) is comprised of the following (in thousands):

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total Pre-Tax Amount	Tax	Net-of-Tax Amount
January 1, 2016	$(1,179)	$(2,392)	$3,609	$38	$1,332	$1,370
Unrealized gain on cash flow hedges	—	210	—	210	(73)	137
Realized loss on foreign currency hedges	—	3,516	—	3,516	(1,231)	2,285
Realized loss on interest rate swap hedges	—	86	—	86	(30)	56
Net defined benefit plan liability adjustments	(296)	—	—	(296)	(283)	(579)
Foreign currency translation loss	—	—	(19,269)	(19,269)	—	(19,269)
December 30, 2016	$(1,475)	$1,420	$(15,660)	$(15,715)	$(285)	$(16,000)

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total Pre-Tax Amount	Tax	Net-of-Tax Amount
January 2, 2015	$(1,181)	$(2,558)	$11,450	$7,711	$1,412	$9,123
Unrealized loss on cash flow hedges	—	(4,413)	—	(4,413)	1,545	(2,868)
Realized loss on foreign currency hedges	—	1,948	—	1,948	(682)	1,266
Realized loss on interest rate swap hedges	—	2,631	—	2,631	(921)	1,710
Net defined benefit plan liability adjustments	2	—	—	2	(22)	(20)
Foreign currency translation loss	—	—	(7,841)	(7,841)	—	(7,841)
January 1, 2016	$(1,179)	$(2,392)	$3,609	$38	$1,332	$1,370
The realized loss relating to the Company’s foreign currency and interest rate swap hedges were reclassified from Accumulated Other Comprehensive Income (Loss) and included in Cost of Sales and Interest Expense, respectively, in the Consolidated Statements of Operations and Comprehensive Income (Loss). Refer to Note 10 “Benefit Plans” for details on the change in net defined benefit plan liability adjustments.

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(18.)     FAIR VALUE MEASUREMENTS
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
Foreign Currency Contracts
The fair value of foreign currency contracts are determined through the use of cash flow models that utilize observable market data inputs to estimate fair value. These observable market data inputs include foreign exchange rate and credit spread curves. In addition to the above, the Company received fair value estimates from the foreign currency contract counterparty to verify the reasonableness of the Company’s estimates. The Company’s foreign currency contracts are categorized in Level 2 of the fair value hierarchy. The fair value of the Company’s foreign currency contracts will be realized as Cost of Sales as the inventory, which the contracts are hedging the cash flows to produce, is sold. Approximately $2.1 million is expected to be realized as additional Cost of Sales over the next twelve months.
Interest Rate Swaps
The fair value of the Company’s interest rate swaps outstanding at December 30, 2016 was determined through the use of a cash flow model that utilized observable market data inputs. These observable market data inputs included LIBOR, swap rates, and credit spread curves. In addition to the above, the Company received a fair value estimate from the interest rate swap counterparty to verify the reasonableness of the Company’s estimate. This fair value calculation was categorized in Level 2 of the fair value hierarchy.  The fair value of the Company’s interest rate swaps will be realized as a component of Interest Expense as interest on the corresponding borrowings is accrued. The following tables provide information regarding assets and liabilities recorded at fair value on a recurring basis (in thousands):

	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 30, 2016
Assets
Interest rate swaps (Note 9)	$3,482	$—	$3,482	$—
Liabilities
Foreign currency contracts (Note 15)	$2,063	$—	$2,063	$—

January 1, 2016
Liabilities
Foreign currency contracts	$307	$—	$307	$—
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

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(18.)     FAIR VALUE MEASUREMENTS (Continued)
The following table provides information regarding assets recorded at fair value on a nonrecurring basis (in thousands):

	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 30, 2016
Assets
Cost method investment	$430	$—	$430	$—
Assets Held for Sale (Note 5)	794	—	794	—

January 1, 2016
Assets
Cost method investment	$1,100	$—	$1,100	$—
A summary of the valuation methodologies for assets and liabilities measured on a nonrecurring basis is as follows:
Cost and Equity Method Investments
The Company holds investments in equity and other securities that are accounted for as either cost or equity method investments. The aggregate recorded amount of cost and equity method investments at December 30, 2016 and January 1, 2016 was $22.8 million and $20.6 million, respectively. The Company’s equity method investment is in a Chinese venture capital fund focused on investing in life sciences companies. As of December 30, 2016 and January 1, 2016, the Company’s recorded amount of this equity method investment was $10.7 million and $9.8 million, respectively. This fund accounts for its investments at fair value with the unrealized change in fair value of these investments recorded as income or loss to the fund in the period of change. As of December 30, 2016, the Company owned 7.0% of this fund.
During 2016, 2015 and 2014, the Company recognized impairment charges related to its cost method investments of $1.6 million, $1.4 million and $0.0 million, respectively. The fair value of these investments were determined by reference to recent sales data of similar shares to independent parties in an inactive market. This fair value calculation is categorized in Level 2 of the fair value hierarchy. During 2016, 2015 and 2014, the Company recognized net gains on equity method investments of $0.1 million, $4.7 million, and $1.2 million, respectively. During 2015, the Company recorded a gain and received a $3.6 million cash distribution from its equity method investment, which was classified as a cash flow from operating activities in the Consolidated Statements of Cash Flows as it represented a return on investment. During 2014, the Company sold one of its cost method investments, which resulted in pre-tax gains of $0.7 million in 2016 and $3.2 million in 2014.
Long-Lived Assets
The Company reviews the carrying amount of its long-lived assets to be held and used for potential impairment whenever certain indicators are present as described in Note 1 “Summary of Significant Accounting Policies.” During 2016 and 2014, the Company recorded in Other Operating Expenses, Net impairment charges of $1.0 million and $0.4 million related to its long-lived assets. There were no impairment charges recorded during 2015 related to the Company’s long-lived assets. The fair value of these assets were determined based upon recent sales data of similar assets and discussions with potential buyers, and was categorized in Level 2 of the fair value hierarchy. Refer to Note 5 “Assets Held for Sale” and Note 13 “Other Operating Expenses, Net” for further discussion.
Fair Value of Other Financial Instruments
Pension Plan Assets
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

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(19.)     BUSINESS SEGMENT, GEOGRAPHIC AND CONCENTRATION RISK INFORMATION
As a result of the Lake Region Medical acquisition and Spin-off, during 2016 the Company reorganized its operations including its internal management and financial reporting structure. As a result of this reorganization, the Company reevaluated and revised its reportable business segments during the fourth quarter of 2016 and began to disclose two reportable segments: (1) Medical and (2) Non-Medical. The two reportable segments, along with their related product lines, are described below:
Medical - includes the (i) Cardio & Vascular product line, which includes introducers, steerable sheaths, guidewires, catheters, and stimulation therapy components, subassemblies and finished devices that deliver therapies for various markets such as coronary and neurovascular disease, peripheral vascular disease, interventional radiology, vascular access, atrial fibrillation, and interventional cardiology, plus products for medical imaging and pharmaceutical delivery; (ii) Cardiac & Neuromodulation product line, which includes batteries, capacitors, filtered and unfiltered feed-throughs, engineered components, implantable stimulation leads, and enclosures used in implantable medical devices; and (iii) Advanced Surgical, Orthopedics & Portable Medical product line, which includes components, sub-assemblies, finished devices, implants, instruments and delivery systems for a range of surgical technologies to the advanced surgical market, including laparoscopy, orthopedics and general surgery, biopsy and drug delivery, joint preservation and reconstruction, arthroscopy, and engineered tubing solutions. Products also include life-saving and life-enhancing applications comprising of automated external defibrillators, portable oxygen concentrators, ventilators, and powered surgical tools.
Non-Medical - includes primary (lithium) cells, and primary and secondary battery packs for applications in the energy, military and environmental markets.
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
An analysis and reconciliation of the Company’s business segments, product lines and geographic information to the respective information in the Consolidated Financial Statements follows. Prior period amounts have been reclassified to conform to the new segment reporting presentation. Sales by geographic area for fiscal years 2016, 2015 and 2014 are presented by allocating sales from external customers based on where the products are shipped (in thousands):

	2016	2015	2014
Segment sales by product line:
Medical
Cardio & Vascular	$568,510	$143,260	$58,770
Cardiac & Neuromodulation	389,403	356,064	330,921
Advanced Surgical, Orthopedics & Portable Medical	392,778	243,385	216,339
Elimination of interproduct line sales	(5,592)	(1,744)	—
Total Medical	1,345,099	740,965	606,030
Non-Medical	41,679	59,449	81,757
Total sales	$1,386,778	$800,414	$687,787

	2016	2015	2014
Segment income from operations:
Medical	$185,448	$83,784	$91,677
Non-Medical	1,513	7,289	20,799
Total segment income from operations	186,961	91,073	112,476
Unallocated operating expenses	(78,691)	(77,927)	(36,822)
Operating income	108,270	13,146	75,654
Unallocated expenses, net	(107,085)	(28,846)	925
Income (loss) before provision (benefit) for income taxes	$1,185	$(15,700)	$76,579

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(19.)     BUSINESS SEGMENT, GEOGRAPHIC AND CONCENTRATION RISK INFORMATION (Continued)

	2016	2015	2014
Segment depreciation and amortization:
Medical	$83,184	$61,618	$31,346
Non-Medical	2,346	2,503	2,661
Total depreciation and amortization included in segment income from operations	85,530	64,121	34,007
Unallocated depreciation and amortization	4,994	3,497	3,450
Total depreciation and amortization	$90,524	$67,618	$37,457

	2016	2015	2014
Expenditures for tangible long-lived assets, excluding acquisitions:
Medical	$44,670	$40,931	$19,838
Non-Medical	1,451	600	621
Total reportable segments	46,121	41,531	20,459
Unallocated long-lived tangible assets	8,251	6,523	5,187
Total expenditures	$54,372	$48,054	$25,646

	2016	2015	2014
Sales by geographic area:
United States	$805,742	$401,380	$312,539
Non-Domestic locations:
Puerto Rico	159,243	136,898	127,702
Belgium	69,149	62,546	65,308
Rest of world	352,644	199,590	182,238
Total sales	$1,386,778	$800,414	$687,787

	December 30, 2016	January 1, 2016	January 2, 2015
Identifiable assets:
Medical	$2,638,180	$2,766,421	$763,905
Non-Medical	60,988	66,492	73,849
Total reportable segments	2,699,168	2,832,913	837,754
Unallocated assets	133,375	149,223	117,368
Total assets	$2,832,543	$2,982,136	$955,122

	December 30, 2016	January 1, 2016	January 2, 2015
Long-lived tangible assets by geographic area:
United States	$258,899	$264,556	$113,851
Rest of world	113,143	114,936	31,074
Total	$372,042	$379,492	$144,925

INTEGER HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(19.)     BUSINESS SEGMENT, GEOGRAPHIC AND CONCENTRATION RISK INFORMATION (Continued)
A significant portion of the Company’s sales for fiscal years 2016, 2015 and 2014 and accounts receivable at December 30, 2016 and January 1, 2016 were to four customers as follows:

	Sales			Accounts Receivable
	2016	2015	2014	December 30, 2016	January 1, 2016
Customer A	18%	17%	18%	7%	8%
Customer B	17%	18%	18%	20%	23%
Customer C	12%	12%	12%	4%	6%
Customer D	9%	5%	5%	14%	7%
	56%	52%	53%	45%	44%
(20.)     QUARTERLY SALES AND EARNINGS DATA—UNAUDITED

(in thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Fiscal Year 2016
Sales	$359,591	$346,567	$348,382	$332,238
Gross profit	92,891	97,909	96,031	91,468
Net income (loss)	7,933	11,458	(770)	(12,660)
EPS—basic	0.26	0.37	(0.03)	(0.41)
EPS—diluted	0.25	0.37	(0.03)	(0.41)

Fiscal Year 2015
Sales	$317,567	$146,637	$174,890	$161,320
Gross profit	73,140	51,646	57,951	52,398
Net income (loss)	(24,907)	22	9,283	8,008
EPS—basic	(0.85)	—	0.36	0.32
EPS—diluted	(0.85)	—	0.35	0.31
Net income (loss) in the first, second, third, and fourth quarters of 2016 and the third and fourth quarters of 2015 include $14.2 million, $7.9 million, $5.4 million, $5.1 million, $13.0 million and $57.1 million, respectively, of charges incurred in connection with the Lake Region Medical acquisition (transaction and integration, inventory step-up amortization, debt related charges) and the Spin-off (professional and consulting fees). Sales for the fourth quarter of 2015 include $138.6 million from the acquisition of Lake Region Medical. Refer to Note 2 “Divestiture and Acquisitions.”

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

a.	Evaluation of Disclosure Controls and Procedures
Our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the Securities and Exchange Commission as of December 30, 2016. These disclosure controls and procedures have been designed to provide reasonable assurance that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on their evaluation, as of December 30, 2016, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.
b. Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during our last fiscal quarter to which this Annual Report on Form 10-K relates that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding the Company’s directors appearing under the caption “Election of Directors” in the Company’s Proxy Statement for its 2017 Annual Meeting of Stockholders is incorporated herein by reference.
Information regarding the Company’s executive officers is presented under the caption “Executive Officers of the Company” in Part I of this Annual Report on Form 10-K.
The other information required by Item 10 is incorporated herein by reference from the Company’s Proxy Statement for its 2017 Annual Meeting of Stockholders.

ITEM 11.    EXECUTIVE COMPENSATION

Information regarding executive compensation appearing under the captions “Compensation Discussion and Analysis”, “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in the Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management and related stockholder matters, including the table titled “Equity Compensation Plan Information” and under the caption “Stock Ownership by Directors and Officers” in the Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions, and director independence under the captions “Related Person Transactions” and “Board Independence” in the Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding the fees paid to and services provided by Deloitte & Touche LLP, the Company’s independent registered public accounting firm under the caption “Ratification of the Appointment of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

1.	Financial statements and financial statement schedules filed as part of this Annual Report on Form 10-K. Refer to Part II, Item 8. “Financial Statements and Supplementary Data.”

2.	The following financial statement schedule is included in this Annual Report on Form 10-K (in thousands):
Schedule II—Valuation and Qualifying Accounts

(in thousands)		Col. C—Additions
Column A Description	Col. B Balance at Beginning of Period	Charged to Costs & Expenses		Charged to Other Accounts- Describe		Col. D Deductions - Describe		Col. E Balance at End of Period
December 30, 2016
Allowance for doubtful accounts	$954	$140		$245	(4)	$(597)	(2)	$742
Valuation allowance for deferred income tax assets	$39,171	$641	(1)	$(5,135)	(3)(4)	$714	(5)	$35,391
January 1, 2016
Allowance for doubtful accounts	$1,411	$(70)		$459	(3)(4)	$(846)	(2)	$954
Valuation allowance for deferred income tax assets	$10,709	$788	(1)	$27,836	(3)(4)	$(162)	(5)	$39,171
January 2, 2015
Allowance for doubtful accounts	$2,001	$98		$14	(3)(4)	$(702)	(2)	$1,411
Valuation allowance for deferred income tax assets	$11,661	$(729)	(1)	$—		$(223)	(1)(5)	$10,709

(1)
Valuation allowance recorded in the provision for income taxes for certain net operating losses and tax credits. The net decrease in allowance in 2014 primarily relates to the use of net operating loss carryforwards.

(2)	Accounts written off.

(3)
Balance recorded as a part of our 2015 acquisition of Lake Region Medical and our 2014 acquisition of Centro de Construcción de Cardioestimuladores del Uruguay. 2016 amount represents measurement-period adjustments related to the acquisition of Lake Region Medical.

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

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGER HOLDINGS CORPORATION

Dated:	February 28, 2017	By	/s/ Thomas J. Hook
Thomas J. Hook (Principal Executive Officer)
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Thomas J. Hook	President, Chief Executive Officer and Director	February 28, 2017
Thomas J. Hook	(Principal Executive Officer)
/s/ Michael Dinkins	Executive Vice President and Chief Financial Officer	February 28, 2017
Michael Dinkins	(Principal Financial Officer)
/s/ Thomas J. Mazza	Vice President, Corporate Controller and Treasurer	February 28, 2017
Thomas J. Mazza	(Principal Accounting Officer)
/s/ Bill R. Sanford	Chairman	February 28, 2017
Bill R. Sanford
/s/ Pamela G. Bailey	Director	February 28, 2017
Pamela G. Bailey
/s/ Joseph W. Dziedzic	Director	February 28, 2017
Joseph W. Dziedzic
/s/ Jean M. Hobby	Director	February 28, 2017
Jean M. Hobby
/s/ M. Craig Maxwell	Director	February 28, 2017
M. Craig Maxwell
/s/ Filippo Passerini	Director	February 28, 2017
Filippo Passerini
/s/ Peter H. Soderberg	Director	February 28, 2017
Peter H. Soderberg
/s/ Donald J. Spence	Director	February 28, 2017
Donald J. Spence
/s/ William B. Summers, Jr.	Director	February 28, 2017
William B. Summers, Jr.

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

2.1
Agreement and Plan of Merger, dated as of August 27, 2015, by and among Lake Region Medical Holdings, Inc., Greatbatch, Inc. and Provenance Merger Sub Inc. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on August 31, 2015).

2.2
Separation and Distribution Agreement, dated March 14, 2016, between Greatbatch, Inc. and QiG Group, LLC (incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K filed on March 18, 2016).

3.1	Restated Certificate of Incorporation of Integer Holdings Corporation (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the period ended July 1, 2016).

3.2	By-laws of Integer Holdings Corporation (Amended as of August 3, 2016) (incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the period ended July 1, 2016).

4.1
Indenture (including form of Note), dated as of October 27, 2015, by and among Greatbatch Ltd., the guarantors from time to time party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on October 28, 2015).

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

10.2#	Amendment to Greatbatch, Inc. 1998 Stock Option Plan (incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K for the period ended January 3, 2014).

10.3#	Greatbatch, Inc. Executive Short Term Incentive Compensation Plan (incorporated by reference to Exhibit A to our Definitive Proxy Statement on Schedule 14A filed on April 20, 2012).

10.4#
Form of Change of Control Agreement between Greatbatch, Inc. and Timothy G. McEvoy (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended July 1, 2011 (File No. 001-16137)).

10.5#
Amended and Restated Change of Control Agreement, dated August 5, 2016, between Integer Holdings
Corporation and Thomas J. Hook (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the period ended July 1, 2016).

10.6#
Form of Change of Control Agreement between Greatbatch, Inc. and its executive officers (Michael Dinkins, Jennifer M. Bolt, Jeremy Friedman, Antonio Gonzalez, Declan Smyth, and Kristin Trecker) (incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K for the year ended December 28, 2012).

10.7
Credit Agreement, dated as of October 27, 2015, by among Greatbatch Ltd., as the borrower, Greatbatch, Inc., as parent, the financial institutions party thereto and Manufacturers and Traders Trust Company, as administrative agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 28, 2015).

10.8*
Amendment No. 1 to Credit Agreement, dated as of November 29, 2016, between Greatbatch Ltd., as the borrower, and Manufacturers and Traders Trust Company, as administrative agent, and the Lenders party thereto.

10.9#
Employment Agreement, dated August 5, 2016, between Integer Holdings Corporation and Thomas J. Hook
(incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the period ended July 1, 2016).

10.10#	2005 Stock Incentive Plan (incorporated by reference to Exhibit B to our Definitive Proxy Statement on Schedule 14A filed on April 20, 2007 (File No. 001-16137)).

10.11#	2009 Stock Incentive Plan (incorporated by reference to Exhibit A to our Definitive Proxy Statement on Schedule 14A filed on April 13, 2009 (File No. 001-16137)).

10.12#	2011 Stock Incentive Plan (incorporated by reference to Exhibit A to our Definitive Proxy Statement on Schedule 14A filed on April 14, 2014).

10.13#	Greatbatch, Inc. 2016 Stock Incentive Plan (incorporated by reference to Exhibit A to our Definitive Proxy Statement on Schedule 14A filed on April 18, 2016).

EXHIBIT NUMBER	DESCRIPTION

10.14#
Amendment to Greatbatch, Inc. 2011 Stock Incentive Plan, Greatbatch, Inc. 2009 Stock Incentive Plan, Greatbatch, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K for the year ended January 3, 2014).

10.15#*	Second Amendment to Greatbatch, Inc. 2011 Stock Incentive Plan and Greatbatch, Inc. 2009 Stock Incentive Plan.

10.16#*	Amendment to Greatbatch, Inc. 2016 Stock Incentive Plan.

10.17#	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K for the year ended January 3, 2014).

10.18#	Form of Performance-Based Restricted Stock Units Award Agreement (incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K for the year ended January 3, 2014).

10.19#	Form of Nonqualified Option Award Letter (incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K for the year ended January 3, 2014).

10.20#	Form of Time-Based Restricted Stock Units Award Letter (incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K for the year ended January 3, 2014).

10.21	Transition Services Agreement, dated March 14, 2016, between Greatbatch, Inc. and QiG Group, LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 18, 2016).

10.22
Amendment No. 1 to the Transition Services Agreement between Greatbatch, Inc. and Nuvectra Corporation (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended July 1, 2016).

10.23	Tax Matters Agreement, dated March 14, 2016, between Greatbatch, Inc. and QiG Group, LLC (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 18, 2016).

10.24	Employee Matters Agreement, dated March 14, 2016, between Greatbatch, Inc. and QiG Group, LLC (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on March 18, 2016).

10.25#
Employment Offer Letter, dated October 7, 2016, between Integer Holdings Corporation and Jeremy Friedman (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2016).

12.1*	Ratio of Earnings to Fixed Charges (Unaudited)

21.1*	Subsidiaries of Integer Holdings Corporation

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XRBL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

* -	Filed herewith.
** -	Furnished herewith.
# -	Indicates exhibits that are management contracts or compensation plans or arrangements required to be filed pursuant to Item 15(b) of Form 10-K.