Form 10-Q
period 2017-03-31
Integer Holdings Corp
filed 2017-05-09
CIK 1114483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
Commission File Number 1-16137
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Company’s common stock, $0.001 par value per share, as of May 4, 2017 was: 31,298,606 shares.

INTEGER HOLDINGS CORPORATION
Form 10-Q
For the Quarterly Period Ended March 31, 2017

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands except share and per share data)	March 31, 2017	December 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$54,881	$52,116
Accounts receivable, net of allowance for doubtful accounts of $1.0 million and $0.7 million, respectively	213,610	204,626
Inventories	231,292	225,151
Refundable income taxes	7,679	13,388
Prepaid expenses and other current assets	20,664	22,026
Total current assets	528,126	517,307
Property, plant and equipment, net	371,933	372,042
Goodwill	969,413	967,326
Other intangible assets, net	931,595	940,060
Deferred income taxes	3,978	3,970
Other assets	31,840	31,838
Total assets	$2,836,885	$2,832,543
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$34,173	$31,344
Accounts payable	90,713	77,896
Income taxes payable	3,873	3,699
Accrued expenses	75,362	72,281
Total current liabilities	204,121	185,220
Long-term debt	1,668,239	1,698,819
Deferred income taxes	208,542	208,579
Other long-term liabilities	15,325	14,686
Total liabilities	2,096,227	2,107,304
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 31,401,759 and 31,059,038 shares issued, respectively; 31,298,606 and 30,925,496 shares outstanding, respectively	31	31
Additional paid-in capital	647,797	637,955
Treasury stock, at cost, 103,153 and 133,542 shares, respectively	(4,506)	(5,834)
Retained earnings	105,050	109,087
Accumulated other comprehensive loss	(7,714)	(16,000)
Total stockholders’ equity	740,658	725,239
Total liabilities and stockholders’ equity	$2,836,885	$2,832,543
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
(in thousands except per share data)	March 31, 2017	April 1, 2016
Sales	$345,413	$332,238
Cost of sales	254,187	240,770
Gross profit	91,226	91,468
Operating expenses:
Selling, general and administrative expenses	39,499	41,888
Research, development and engineering costs, net	13,411	17,306
Other operating expenses, net	11,771	21,140
Total operating expenses	64,681	80,334
Operating income	26,545	11,134
Interest expense, net	28,893	27,617
Other expense (income), net	1,847	(3,721)
Loss before provision (benefit) for income taxes	(4,195)	(12,762)
Provision (benefit) for income taxes	144	(102)
Net loss	$(4,339)	$(12,660)
Loss per share:
Basic	$(0.14)	$(0.41)
Diluted	$(0.14)	$(0.41)
Weighted average shares outstanding:
Basic	31,016	30,718
Diluted	31,016	30,718

Comprehensive Income
Net loss	$(4,339)	$(12,660)
Other comprehensive income:
Foreign currency translation gain	6,536	18,760
Net change in cash flow hedges, net of tax	1,750	367
Other comprehensive income	8,286	19,127
Comprehensive income	$3,947	$6,467
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
(in thousands)	March 31, 2017	April 1, 2016
Cash flows from operating activities:
Net loss	$(4,339)	$(12,660)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	24,606	22,413
Debt related amortization included in interest expense	3,437	1,773
Stock-based compensation	4,669	2,835
Other non-cash (gains) losses	1,499	(3,522)
Deferred income taxes	(1,753)	(2,445)
Changes in operating assets and liabilities:
Accounts receivable	(8,700)	23,856
Inventories	(5,956)	(14,444)
Prepaid expenses and other current assets	1,853	1,410
Accounts payable	13,146	1,913
Accrued expenses	4,401	7,844
Income taxes	5,762	885
Net cash provided by operating activities	38,625	29,858
Cash flows from investing activities:
Acquisition of property, plant and equipment	(12,328)	(18,768)
Purchase of cost and equity method investments	(260)	(648)
Other investing activities	—	285
Net cash used in investing activities	(12,588)	(19,131)
Cash flows from financing activities:
Principal payments of long-term debt	(79,151)	(7,250)
Proceeds from issuance of long-term debt	50,000	55,000
Proceeds from the exercise of stock options	7,449	—
Payment of debt issuance costs	(1,789)	(781)
Distribution of cash and cash equivalents to Nuvectra Corporation	—	(76,256)
Purchase of non-controlling interests	—	(6,818)
Other financing activities	—	(3,983)
Net cash used in financing activities	(23,491)	(40,088)
Effect of foreign currency exchange rates on cash and cash equivalents	219	1,006
Net increase (decrease) in cash and cash equivalents	2,765	(28,355)
Cash and cash equivalents, beginning of period	52,116	82,478
Cash and cash equivalents, end of period	$54,881	$54,123
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
(in thousands)	Shares	Amount		Shares	Amount
December 30, 2016	31,059	$31	$637,955	(134)	$(5,834)	$109,087	$(16,000)	$725,239
Cumulative effect adjustment of the adoption of ASU 2016-09 (Note 16)	—	—	(812)	—	—	302	—	(510)
December 30, 2016, adjusted	31,059	31	637,143	(134)	(5,834)	109,389	(16,000)	724,729
Comprehensive income:								—
Net loss	—	—	—	—	—	(4,339)	—	(4,339)
Other comprehensive income, net	—	—	—	—	—	—	8,286	8,286
Share-based compensation plans:								—
Stock-based compensation	—	—	4,669	—	—	—	—	4,669
Net shares issued	343	—	5,985	31	1,328	—	—	7,313
March 31, 2017	31,402	$31	$647,797	(103)	$(4,506)	$105,050	$(7,714)	$740,658
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(1.)     BASIS OF PRESENTATION
Integer Holdings Corporation (together with its consolidated subsidiaries, “Integer” or the “Company”) is a publicly traded corporation listed on the New York Stock Exchange under the symbol “ITGR.” Integer is one of the largest medical device outsource manufacturers in the world serving the cardiac, neuromodulation, orthopedics, vascular, advanced surgical and portable medical markets. The Company provides innovative, high-quality medical technologies that enhance the lives of patients worldwide. In addition, it develops batteries for high-end niche applications in the energy, military, and environmental markets. The Company’s reportable segments are: (1) Medical and (2) Non-Medical. The Company’s customers include large multi-national original equipment manufacturers (“OEMs”) and their affiliated subsidiaries.
On March 14, 2016, Integer completed the spin-off of a portion of its former QiG segment through a tax-free distribution of all of the shares of its QiG Group, LLC (“QiG”) subsidiary to the stockholders of Integer on a pro rata basis (the “Spin-off”). See Note 2 “Divestiture” for further description of this transaction. The Company’s results include the financial and operating results of QiG until the Spin-off on March 14, 2016.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information (Accounting Standards Codification (“ASC”) 270, Interim Reporting) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information necessary for a full presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of the Company for the periods presented. Intercompany transactions and balances have been fully eliminated in consolidation.
Certain reclassifications have been made to prior year financial statements to conform to classifications used in the current year. Refer to Note 15 “Segment Information,” for a description of the changes made to reflect the current year product line sales reporting and changes made to our reportable segment structure during the fourth quarter of 2016.
Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, certain components of equity, sales, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ materially from these estimates. For further information, refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2016.
The Company utilizes a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31. The first quarter of 2017 and 2016 each contained 13 weeks, respectively, and ended on March 31, and April 1, respectively. The Company’s 2017 and 2016 fiscal years will end or ended on December 29, 2017 and December 30, 2016, respectively.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(2.)    DIVESTITURE
Spin-off of Nuvectra Corporation
On March 14, 2016, Integer completed the spin-off of a portion of its former QiG segment through a tax-free distribution of all of the shares of its QiG Group, LLC subsidiary to the stockholders of Integer on a pro rata basis. Immediately prior to completion of the Spin-off, QiG Group, LLC was converted into a corporation organized under the laws of Delaware and changed its name to Nuvectra Corporation (“Nuvectra”). On March 14, 2016, each of the Company’s stockholders of record as of the close of business on March 7, 2016 received one share of Nuvectra common stock for every three shares of Integer common stock held as of that date. Upon completion of the Spin-off, Nuvectra became an independent publicly traded company whose common stock is listed on the NASDAQ stock exchange under the symbol “NVTR.”
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
In connection with the Spin-off, on March 14, 2016, Integer entered into several agreements with Nuvectra that govern its post Spin-off relationship with Nuvectra, including a Separation and Distribution Agreement, Tax Matters Agreement, Employee Matters Agreement and Transition Services Agreement. The Transition Services Agreement contains customary mutual indemnification provisions. Amounts earned by Integer under the Transition Services Agreement were immaterial for the three month periods ended March 31, 2017 and April 1, 2016.
(3.)    SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended
(in thousands)	March 31, 2017	April 1, 2016
Noncash investing and financing activities:
Property, plant and equipment purchases included in accounts payable	$3,243	$4,304
Purchase of technology included in accrued expenses	—	2,000
Divestiture of noncash assets	—	54,591
Divestiture of liabilities	—	2,119

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(4.)     INVENTORIES
Inventories are comprised of the following (in thousands):

	March 31, 2017	December 30, 2016
Raw materials	$104,989	$100,738
Work-in-process	91,749	89,224
Finished goods	34,554	35,189
Total	$231,292	$225,151
(5.)     GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
The changes in the carrying amount of goodwill by reporting unit for the three months ended March 31, 2017 were as follows (in thousands):

	Medical	Non- Medical	Total
December 30, 2016	$950,326	$17,000	$967,326
Foreign currency translation	2,087	—	2,087
March 31, 2017	$952,413	$17,000	$969,413
Intangible Assets
Intangible assets at March 31, 2017 and December 30, 2016 were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount
March 31, 2017
Definite-lived:
Purchased technology and patents	$256,719	$(104,977)	$794	$152,536
Customer lists	759,987	(67,165)	(4,202)	688,620
Other	4,534	(5,171)	788	151
Total	$1,021,240	$(177,313)	$(2,620)	$841,307
Indefinite-lived:
Trademarks and tradenames				$90,288

December 30, 2016
Definite-lived:
Purchased technology and patents	$256,719	$(100,719)	$333	$156,333
Customer lists	759,987	(60,474)	(6,269)	693,244
Other	4,534	(5,142)	803	195
Total	$1,021,240	$(166,335)	$(5,133)	$849,772
Indefinite-lived:
Trademarks and tradenames				$90,288

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(5.)     GOODWILL AND OTHER INTANGIBLE ASSETS, NET (Continued)
Aggregate intangible asset amortization expense is comprised of the following (in thousands):

	Three Months Ended
	March 31, 2017	April 1, 2016
Cost of sales	$4,084	$4,240
Selling, general and administrative expenses	6,758	5,136
Research, development and engineering costs, net	136	88
Total intangible asset amortization expense	$10,978	$9,464
Estimated future intangible asset amortization expense based on the carrying value as of March 31, 2017 is as follows (in thousands):

	2017	2018	2019	2020	2021	After 2021
Amortization Expense	32,689	44,542	44,605	45,192	$44,080	$630,199
(6.)     DEBT
Long-term debt is comprised of the following (in thousands):

	March 31, 2017	December 30, 2016
Senior secured term loan A	$351,563	$356,250
Senior secured term loan B	948,286	1,014,750
9.125% senior notes due 2023	360,000	360,000
Revolving line of credit	82,000	40,000
Less unamortized discount on term loan B and debt issuance costs	(39,437)	(40,837)
Total debt	1,702,412	1,730,163
Less current portion of long-term debt	34,173	31,344
Total long-term debt	$1,668,239	$1,698,819
Senior Secured Credit Facilities
The Company has senior secured credit facilities (the “Senior Secured Credit Facilities”) consisting of (i) a $200 million revolving credit facility (the “Revolving Credit Facility”), (ii) a $375 million term loan A facility (the “TLA Facility”), and (iii) a $1,025 million term loan B facility (the “TLB Facility”). The TLA Facility and TLB Facility are collectively referred to as the “Term Loan Facilities.” The TLB facility was issued at a 1% discount.
On March 17, 2017, the Company amended the Senior Secured Credit Facilities to lower the interest rate on the TLB Facility. The amendment reduces the applicable interest rate margins of its TLB Facility for both base rate and adjusted LIBOR borrowings by 75 basis points. The amendment also includes a prepayment fee of 1.00% in the event of another repricing event (as defined in the Senior Secured Credit Facilities) on or before the six-month anniversary of this amendment. There was no change to maturities or covenants under the Senior Secured Credit Facilities as a result of this repricing amendment.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(6.)     DEBT (Continued)
Revolving Credit Facility
The Revolving Credit Facility matures on October 27, 2020. The Revolving Credit Facility also includes a $15 million sublimit for swingline loans and a $25 million sublimit for standby letters of credit. The Company is required to pay a commitment fee on the unused portion of the Revolving Credit Facility, which will range between 0.175% and 0.25%, depending on the Company’s Total Net Leverage Ratio (as defined in the Senior Secured Credit Facilities agreement). Interest rates on the Revolving Credit Facility, as well as the TLA Facility, are at the Company’s option, either at: (i) the prime rate plus the applicable margin, which will range between 0.75% and 2.25%, based on the Company’s Total Net Leverage Ratio, or (ii) the applicable LIBOR rate plus the applicable margin, which will range between 1.75% and 3.25%, based on the Company’s Total Net Leverage Ratio.
As of March 31, 2017, the Company had $82 million of outstanding borrowings on the Revolving Credit Facility and an available borrowing capacity of $109.1 million after giving effect to $8.9 million of outstanding standby letters of credit. As of March 31, 2017, the weighted average interest rate on all outstanding borrowings under the Revolving Credit Facility was 4.10%.
Subject to certain conditions, commitments under the Revolving Credit Facility may be increased through an incremental revolving facility so long as, on a pro forma basis, the Company’s first lien net leverage ratio does not exceed 4.25:1.00. The outstanding amount of the Revolving Credit Facility approximated its fair value as of March 31, 2017 based upon the debt being variable rate and short-term in nature.
Term Loan Facilities
The TLA Facility and TLB Facility mature on October 27, 2021 and October 27, 2022, respectively. Interest rates on the TLB Facility are, at the Company’s option, either at: (i) the prime rate plus 2.50% or (ii) the applicable LIBOR rate plus 3.50%, with LIBOR subject to a 1.00% floor. As of March 31, 2017, the interest rates on the TLA Facility and TLB Facility were 4.24% and 4.50%, respectively. Subject to certain conditions, one or more incremental term loan facilities may be added to the Term Loan Facilities so long as, on a pro forma basis, the Company’s first lien net leverage ratio does not exceed 4.25:1.00.
As of March 31, 2017, the estimated fair value of the TLB Facility was approximately $950 million, based on quoted market prices for the debt, recent sales prices for the debt and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and is classified as Level 2 measurements within the fair value hierarchy. The par amount of the TLA Facility approximated its fair value as of March 31, 2017 based upon the debt being variable rate in nature.
Covenants
The Revolving Credit Facility and TLA Facility contain covenants requiring (A) a maximum Total Net Leverage Ratio of 6.25:1.00, subject to step downs beginning in the first quarter of 2018 and (B) a minimum interest coverage ratio of adjusted EBITDA (as defined in the Senior Secured Credit Facilities) to interest expense of not less than 2.50:1.00 subject to step ups beginning in the first quarter of 2018. The TLB Facility does not contain any financial maintenance covenants. As of March 31, 2017, the Company was in compliance with these financial covenants.
The Senior Secured Credit Facilities also contain negative covenants that restrict the Company’s ability to (i) incur additional indebtedness; (ii) create certain liens; (iii) consolidate or merge; (iv) sell assets, including capital stock of the Company’s subsidiaries; (v) engage in transactions with the Company’s affiliates; (vi) create restrictions on the payment of dividends or other amounts from the Company’s restricted subsidiaries; (vii) pay dividends on capital stock or redeem, repurchase or retire capital stock; (viii) pay, prepay, repurchase or retire certain subordinated indebtedness; (ix) make investments, loans, advances and acquisitions; (x) make certain amendments or modifications to the organizational documents of the Company or its subsidiaries or the documentation governing other senior indebtedness of the Company; and (xi) change the Company’s type of business. These negative covenants are subject to a number of limitations and exceptions that are described in the Senior Secured Credit Facilities agreement. As of March 31, 2017, the Company was in compliance with all negative covenants under the Senior Secured Credit Facilities.
The Senior Secured Credit Facilities provide for customary events of default. Upon the occurrence and during the continuance of an event of default, the outstanding advances and all other obligations under the Senior Secured Credit Facilities become immediately due and payable.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(6.)     DEBT (Continued)
9.125% Senior Notes due 2023
On October 27, 2015, the Company completed a private offering of $360 million aggregate principal amount of 9.125% senior notes due on November 1, 2023 (the “Senior Notes”). Interest on the Senior Notes is payable on May 1 and November 1 of each year.
As of March 31, 2017, the estimated fair value of the Senior Notes was approximately $381 million, based on quoted market prices of these Senior Notes, recent sales prices for the Senior Notes and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and is classified as Level 2 measurements within the fair value hierarchy.
The indenture for the Senior Notes contain certain restrictive covenants and provides for customary events of default, subject in certain cases to customary cure periods, in which the Senior Notes and any unpaid interest would become due and payable. As of March 31, 2017, the Company was in compliance with all restrictive covenants under the indenture governing the Senior Notes.
Contractual maturities under the Senior Secured Credit Facilities and Senior Notes for the remainder of 2017 and the five years and thereafter, excluding any discounts or premiums, as of March 31, 2017 are as follows (in thousands):

	2017	2018	2019	2020	2021	After 2021
Future minimum principal payments	$27,142	$30,469	$37,500	$119,500	$229,688	$1,297,550
Debt Issuance Costs and Discounts
The change in deferred debt issuance costs related to the Revolving Credit Facility is as follows (in thousands):

December 30, 2016	$3,800
Amortization during the period	(248)
March 31, 2017	$3,552
The change in unamortized discount and debt issuance costs related to the Term Loan Facilities and Senior Notes is as follows (in thousands):

	Debt Issuance Costs	Unamortized Discount on TLB Facility	Total
December 30, 2016	$32,096	$8,741	$40,837
Financing costs incurred	1,789	—	1,789
Write-off of debt issuance costs and unamortized discount (1)	(1,051)	(508)	(1,559)
Amortization during the period	(1,299)	(331)	(1,630)
March 31, 2017	$31,535	$7,902	$39,437

(1)
The Company prepaid a portion of its TLB Facility during the first quarter of 2017. The Company recognized a loss from extinguishment of debt of $1.6 million, which is included in Interest Expense, Net in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2017. The loss from extinguishment of debt represents the portion of the unamortized discount and debt issuance costs related to the TLB Facility prepaid.

Interest Rate Swaps
From time to time, the Company enters into interest rate swap agreements in order to hedge against potential changes in cash flows on its outstanding variable rate debt. During 2016, the Company entered into a one-year $250 million interest rate swap and a three-year $200 million interest rate swap to hedge against potential changes in cash flows on the outstanding variable rate debt, which is indexed to the one-month LIBOR rate. The variable rate received on the interest rate swap and the variable rate paid on the outstanding debt will have the same rate of interest, excluding the credit spread, and will reset and pay interest on the same date. The swaps are being accounted for as cash flow hedges.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(6.)     DEBT (Continued)
Information regarding the Company’s outstanding interest rate swaps designated as cash flow hedges as of March 31, 2017 is as follows (dollars in thousands):

Notional Amount	Start Date	End Date	Pay Fixed Rate	Receive Current Floating Rate	Fair Value	Balance Sheet Location
$200,000	Jun-17	Jun-20	1.1325%	N/A	$3,536	Other Long-Term Assets
$250,000	Jul-16	Jun-17	0.615%	0.98%	$244	Prepaid Expenses and Other Current Assets
The estimated fair value of the interest rate swap agreements represents the amount the Company expects to receive (pay) to terminate the contract. No portion of the change in fair value of the Company’s interest rate swaps during the three months ended March 31, 2017 and April 1, 2016 was considered ineffective. The amount recorded as a reduction to Interest Expense during the three months ended March 31, 2017 related to the Company’s interest rate swaps was $0.1 million.
(7.)     BENEFIT PLANS
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
The change in net defined benefit plan liability is as follows (in thousands):

December 30, 2016	$7,556
Net defined benefit cost	161
Benefit payments	(45)
Foreign currency translation	242
March 31, 2017	$7,914
Net defined benefit cost is comprised of the following (in thousands):

	Three Months Ended
	March 31, 2017	April 1, 2016
Service cost	$110	$108
Interest cost	38	43
Amortization of net loss	17	46
Expected return on plan assets	(4)	(5)
Net defined benefit cost	$161	$192

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(8.)     STOCK-BASED COMPENSATION
The Company maintains certain stock-based compensation plans that were approved by the Company’s stockholders and are administered by the Board of Directors, or the Compensation and Organization Committee of the Board. The stock-based compensation plans provide for the granting of stock options, shares of restricted stock, restricted stock units (“RSUs”), stock appreciation rights and stock bonuses to employees, non-employee directors, consultants, and service providers.
The components and classification of stock-based compensation expense were as follows (in thousands):

	Three Months Ended
	March 31, 2017	April 1, 2016
Stock options	$710	$609
Restricted stock and restricted stock units	3,959	2,226
Total stock-based compensation expense	$4,669	$2,835

Cost of sales	$142	$197
Selling, general and administrative expenses	2,159	1,655
Research, development and engineering costs, net	105	177
Other operating expenses, net	2,263	806
Total stock-based compensation expense	$4,669	$2,835
During the first quarter of 2017, the Company recorded $2.2 million of accelerated stock-based compensation expense in connection with the transition of its former Chief Executive Officer (“CEO”) per the terms of his contract, which was classified as Other Operating Expenses, Net. In connection with the Spin-off, certain awards granted to employees who transferred to Nuvectra were canceled. As required, the Company accelerated the remaining expense related to these canceled awards of $0.5 million during the first quarter of 2016, which was classified as Other Operating Expenses, Net.
The weighted average fair value and assumptions used to value options granted are as follows:

	Three Months Ended
	March 31, 2017	April 1, 2016
Weighted average fair value	$9.14	$12.81
Risk-free interest rate	1.63%	1.69%
Expected volatility	38%	26%
Expected life (in years)	4	5
Expected dividend yield	—%	—%

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(8.)     STOCK-BASED COMPENSATION (Continued)
The following table summarizes the Company’s stock option activity:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In Millions)
Outstanding at December 30, 2016	1,739,972	$28.26
Granted	33,636	29.55
Exercised	(343,898)	21.66
Forfeited or expired	(9,490)	45.82
Outstanding at March 31, 2017	1,420,220	$29.77	6.4	$17.8
Exercisable at March 31, 2017	1,164,993	$27.94	5.8	$16.1
During the three months ended March 31, 2017, the Company awarded grants of 0.6 million RSUs to certain members of management, of which 0.4 million are performance-based RSUs (“PSUs”) and the remainder are time-based RSUs that vest over three years. Of the PSUs, 0.3 million of the shares subject to each grant will be earned based upon achievement of specific Company performance metrics for the Company’s fiscal year ending December 29, 2017, and 0.1 million of the shares subject to each grant will be earned based on the Company’s achievement of a relative total shareholder return (“TSR”) performance requirement, on a percentile basis, compared to a defined group of peer companies over a two-year performance period ending December 28, 2018. The number of PSUs earned based on the achievement of the Company performance metrics and TSR performance requirements, if any, will vest based on the recipient’s continuous service to the Company over a period of generally one to three years from the grant date. The time-based RSUs generally vest ratably over a three-year period. The RSUs do not have rights to dividends or dividend equivalents.
The grant-date fair value of the TSR portion of the PSUs granted during the three months ended March 31, 2017 was determined using the Monte Carlo simulation model on the date of grant, assuming the following (i) expected term of 1.89 years, (ii) risk free interest rate of 1.12%, (iii) expected dividend yield of 0.0% and (iv) expected stock price volatility over the expected term of the TSR award of 48.9%. The grant-date fair value of all other restricted stock awards is equal to the closing market price of Integer common stock on the date of grant.
The following table summarizes time-vested restricted stock and RSU activity:

	Time-Vested Activity	Weighted Average Fair Value
Nonvested at December 30, 2016	39,394	$45.51
Granted	250,132	32.10
Vested	(7,797)	29.55
Forfeited	(2,321)	40.72
Nonvested at March 31, 2017	279,408	$33.99
The following table summarizes PSU activity:

	Performance- Vested Activity	Weighted Average Fair Value
Nonvested at December 30, 2016	356,586	$31.87
Granted	370,815	30.58
Forfeited	(134,223)	31.40
Nonvested at March 31, 2017	593,178	$31.18

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(9.)     OTHER OPERATING EXPENSES, NET
Other Operating Expenses, Net is comprised of the following (in thousands)

	Three Months Ended
	March 31, 2017	April 1, 2016
2014 investments in capacity and capabilities	$1,590	$4,153
Lake Region Medical consolidations	706	2,359
Acquisition and integration costs	4,820	9,965
Asset dispositions, severance and other	4,556	4,526
Other consolidation and optimization initiatives	99	137
Total other operating expenses, net	$11,771	$21,140
2014 Investments in Capacity and Capabilities
In 2014, the Company announced several initiatives to invest in capacity and capabilities and to better align its resources to meet its customers’ needs and drive organic growth and profitability. These included the following:

•
Functions performed at the Company’s facility in Plymouth, MN to manufacture catheters and introducers will transfer into the Company’s existing facility in Tijuana, Mexico. This initiative is expected to be substantially completed by the end of 2017 and is dependent upon our customers’ validation and qualification of the transferred products as well as regulatory approvals worldwide.

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
The total capital investment expected for these initiatives is between $24.0 million and $25.0 million, of which $23.4 million has been expended through March 31, 2017. Total restructuring charges expected to be incurred in connection with this realignment are between $52.0 million and $55.0 million, of which $50.7 million has been incurred through March 31, 2017. Expenses related to this initiative are primarily recorded within the Medical segment and include the following:

•	Severance and retention: $6.0 million - $7.0 million;

•	Accelerated depreciation and asset write-offs: $3.0 million - $3.0 million; and

•	Other: $43.0 million - $45.0 million
Other expenses primarily consist of costs to relocate certain equipment and personnel, duplicate personnel costs, excess overhead, disposal, and travel expenditures. All expenses are cash expenditures except accelerated depreciation and asset write-offs. The change in accrued liabilities related to the 2014 investments in capacity and capabilities is as follows (in thousands):

	Severance and Retention	Accelerated Depreciation/ Asset Write-offs	Other	Total
December 30, 2016	$66	$—	$—	$66
Restructuring charges	140	—	1,450	1,590
Cash payments	—	—	(1,450)	(1,450)
March 31, 2017	$206	$—	$—	$206

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(9.)     OTHER OPERATING EXPENSES, NET (Continued)
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
The total capital investment expected to be incurred for these initiatives is between $5.0 million and $6.0 million, of which $2.5 million has been expended through March 31, 2017. Total expense expected to be incurred for these initiatives are between $20.0 million and $25.0 million, of which $11.3 million has been incurred through March 31, 2017. Expenses related to these initiatives have been and will be recorded within the Medical segment and are expected to include the following:

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
Other expenses primarily consist of production inefficiencies, moving, revalidation, personnel, training, consulting, and travel costs associated with these consolidation projects. All expenses are cash expenditures except accelerated depreciation and asset write-offs. The change in accrued liabilities related to the Lake Region Medical consolidation initiatives is as follows (in thousands):

	Severance and Retention	Accelerated Depreciation/ Asset Write-offs	Other	Total
December 30, 2016	$729	$—	$402	$1,131
Restructuring charges	423	—	283	706
Cash payments	(440)	—	(292)	(732)
March 31, 2017	$712	$—	$393	$1,105
Acquisition and integration costs
During the first quarter of 2017 and 2016, the Company incurred $4.8 million and $10.0 million respectively, in acquisition and integration costs related to the acquisition of Lake Region Medical, consisting primarily of integration costs. Integration costs primarily include professional, consulting, severance, retention, relocation, and travel costs. In addition, the first quarter of 2016 includes transaction costs, primarily related to change-in-control payments to former Lake Region Medical executives, as well as professional and consulting fees. As of March 31, 2017 and December 30, 2016, $2.0 million and $4.5 million of acquisition and integration costs related to the Lake Region Medical acquisition are accrued.
Total expense expected to be incurred in connection with the integration of Lake Region Medical is between $40.0 million and $50.0 million, of which $37.3 million were incurred through March 31, 2017. Total capital expenditures for this initiative are expected to be between $20.0 million and $25.0 million, of which $9.5 million were incurred through March 31, 2017.
Asset dispositions, severance and other
During the first quarter of 2017 and 2016, the Company recorded gains and losses, respectively, in connection with various asset disposals and/or write-downs. The first quarter of 2017 amount also includes approximately $4.7 million in expense related to the Company’s leadership transitions, which were recorded within the corporate unallocated segment. The first quarter of 2016 amount also includes legal and professional costs in connection with the Spin-off of $4.3 million. Expenses related to the Spin-off were primarily recorded within the corporate unallocated and the Medical segment. Refer to Note 2 “Divestiture” for additional information on the Spin-off.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(10.)     INCOME TAXES
The income tax provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the estimate of the annual effective tax rate is updated, and if the estimated effective tax rate changes, a cumulative adjustment is made. There is a potential for volatility of the effective tax rate due to several factors, including discrete items, changes in the mix and amount of pre-tax income and the jurisdictions to which it relates, changes in tax laws and foreign tax holidays, business reorganizations, settlements with taxing authorities and foreign currency fluctuations.
The Company’s worldwide effective tax rate for the first quarter of 2017 was a negative 3.4% on $4.2 million of losses before the provision for income taxes compared to 0.8% on $12.8 million of losses before the benefit for income taxes for the same period in 2016. The effective tax rate for the first quarter of 2017 reflects $0.9 million of discrete tax expense items, including $0.6 million related, in part, to stock based compensation expense in accordance with new guidance under Accounting Standards Update (“ASU”) 2016-09. The difference between the Company’s effective tax rate and the U.S. federal statutory income tax rate in the current year is primarily attributable to the Company’s overall lower effective tax rate in the foreign jurisdictions in which it operates and where its foreign earnings are derived, including Switzerland, Mexico, Germany, Uruguay, and Ireland. In addition, the Company currently has a tax holiday in Malaysia through April 2018, with a potential extension through April 2023 if certain conditions are met.
As of March 31, 2017, the balance of unrecognized tax benefits is approximately $10.9 million. It is reasonably possible that a reduction of up to $0.1 million of the balance of unrecognized tax benefits may occur within the next twelve months as a result of potential audit settlements. Approximately $10.1 million of the balance of unrecognized tax benefits would favorably impact the effective tax rate, net of federal benefit on state issues, if recognized.
(11.)     COMMITMENTS AND CONTINGENCIES
Litigation
The Company is subject to litigation arising from time to time in the ordinary course of its business. The Company does not expect that the ultimate resolution of any pending legal actions will have a material effect on its consolidated results of operations, financial position, or cash flows. However, litigation is subject to inherent uncertainties. As such, there can be no assurance that any pending legal action, which the Company currently believes to be immaterial, will not become material in the future.
In April 2013, the Company commenced an action against AVX Corporation and AVX Filters Corporation (collectively “AVX”) alleging that AVX had infringed on the Company’s patents by manufacturing and selling filtered feedthrough assemblies used in implantable pacemakers and cardioverter defibrillators that incorporate the Company’s patented technology. On January 26, 2016, a jury in the U.S. District Court for the District of Delaware returned a verdict finding that AVX infringed on two Integer patents and awarded Integer $37.5 million in damages. The finding is subject to post-trial proceedings currently scheduled to be held in August 2017. The Company has recorded no gains in connection with this litigation as no cash has been received.
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

December 30, 2016	$3,911
Reversal of warranty reserve	(252)
Warranty claims settled	(832)
March 31, 2017	$2,827

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(11.)     COMMITMENTS AND CONTINGENCIES (Continued)
Foreign Currency Contracts
The Company periodically enters into foreign currency forward contracts to hedge its exposure to foreign currency exchange rate fluctuations in its international operations. The Company has designated these foreign currency forward contracts as cash flow hedges; and accordingly, the effective portions of the unrealized gains and losses on these contracts is reported in Accumulated Other Comprehensive Income (Loss) in the Condensed Consolidated Balance Sheets and is reclassified to earnings in the same periods during which the hedged transactions affect earnings. The estimated Accumulated Other Comprehensive Income (Loss) related to the Company’s foreign currency contracts that is expected to be reclassified into earnings within the next twelve months is a $0.3 million gain.
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
The impact to the Company’s results of operations from its forward contract hedges is as follows (in thousands):

	Three Months Ended
	March 31, 2017	April 1, 2016
Decrease in sales	$24	$—
Increase in cost of sales	1,062	619
Ineffective portion of change in fair value	—	—
Information regarding outstanding foreign currency contracts designated as cash flow hedges as of March 31, 2017 is as follows (dollars in thousands):

Aggregate Notional Amount	Start Date	End Date	$/Foreign Currency		Fair Value	Balance Sheet Location
$18,490	Jan 2017	Dec 2017	0.0514	Peso	$310	Prepaid expenses and other current assets
$19,344	Feb 2017	Dec 2017	1.0747	Euro	$22	Prepaid expenses and other current assets

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(12.)     EARNINGS (LOSS) PER SHARE (“EPS”)
The following table illustrates the calculation of basic and diluted EPS (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2017	April 1, 2016
Numerator for basic and diluted EPS:
Net loss	$(4,339)	$(12,660)
Denominator for basic EPS:
Weighted average shares outstanding	31,016	30,718
Denominator for diluted EPS	31,016	30,718
Basic EPS	$(0.14)	$(0.41)
Diluted EPS	$(0.14)	$(0.41)
The diluted weighted average share calculations do not include the following securities, which are not dilutive to the EPS calculations or the performance criteria have not been met (in thousands):

	Three Months Ended
	March 31, 2017	April 1, 2016
Time-vested stock options, restricted stock and restricted stock units	1,700	1,890
Performance-vested restricted stock and restricted stock units	593	441
(13.)     ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated Other Comprehensive Income (Loss) is comprised of the following (in thousands):

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total Pre-Tax Amount	Tax	Net-of-Tax Amount
December 30, 2016	$(1,475)	$1,420	$(15,660)	$(15,715)	$(285)	$(16,000)
Unrealized gain on cash flow hedges	—	1,712	—	1,712	(599)	1,113
Realized loss on foreign currency hedges	—	1,086	—	1,086	(380)	706
Realized gain on interest rate swap hedges	—	(106)	—	(106)	37	(69)
Foreign currency translation gain	—	—	6,536	6,536	—	6,536
March 31, 2017	$(1,475)	$4,112	$(9,124)	$(6,487)	$(1,227)	$(7,714)

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total Pre-Tax Amount	Tax	Net-of-Tax Amount
January 1, 2016	$(1,179)	$(2,392)	$3,609	$38	$1,332	$1,370
Unrealized loss on cash flow hedges	—	(54)	—	(54)	19	(35)
Realized loss on foreign currency hedges	—	619	—	619	(217)	402
Foreign currency translation gain	—	—	18,760	18,760	—	18,760
April 1, 2016	$(1,179)	$(1,827)	$22,369	$19,363	$1,134	$20,497
The realized loss relating to the Company’s foreign currency hedges were reclassified from Accumulated Other Comprehensive Income (Loss) and included in Cost of Sales or Sales as the transactions they are hedging occur. The realized gain relating to the Company’s interest rate swap hedges were reclassified from Accumulated Other Comprehensive Income (Loss) and included in Interest Expense, Net as interest on the corresponding debt being hedged is accrued.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(14.)     FAIR VALUE MEASUREMENTS
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
Foreign Currency Contracts
The fair value of foreign currency contracts were determined through the use of cash flow models that utilize observable market data inputs to estimate fair value. These observable market data inputs included foreign exchange rate and credit spread curves. In addition, the Company received fair value estimates from the foreign currency contract counterparties to verify the reasonableness of the Company’s estimates. The Company’s foreign currency contracts are categorized in Level 2 of the fair value hierarchy. Refer to Note 11 “Commitments and Contingencies” for further discussion regarding the fair value of the Company’s foreign currency contracts.
Interest Rate Swaps
The fair value of the Company’s interest rate swap contracts outstanding were determined through the use of a cash flow model that utilizes observable market data inputs. These observable market data inputs include LIBOR, swap rates, and credit spread curves. In addition, the Company received a fair value estimate from the interest rate swaps counterparty to verify the reasonableness of the Company’s estimate. Refer to Note 6 “Debt” for further discussion regarding the fair value of the Company’s interest rate swaps.
The following table provides information regarding assets and liabilities recorded at fair value on a recurring basis (in thousands):

	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2017
Assets: Foreign currency contracts	$332	$—	$332	$—
Assets: Interest rate swaps	3,780	—	3,780	—

December 30, 2016
Assets: Interest rate swaps	$3,482	$—	$3,482	$—
Liabilities: Foreign currency contracts	2,063	—	2,063	—
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

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(14.)     FAIR VALUE MEASUREMENTS (Continued)
Gains and losses realized on cost and equity method investments are recorded in Other Expense (Income), Net, unless separately stated. The aggregate recorded amount of cost and equity method investments at March 31, 2017 and December 30, 2016 was $22.6 million and $22.8 million, respectively. The Company’s equity method investment is in a Chinese venture capital fund focused on investing in life sciences companies. This fund accounts for its investments at fair value with the unrealized change in fair value of these investments recorded as income or loss to the fund in the period of change. As of March 31, 2017, the Company owned 7.1% of this fund.
During the three month periods ended March 31, 2017 and April 1, 2016, the Company did not recognize any impairment charges related to its cost method investments. The fair value of these investments is primarily determined by reference to recent sales data of similar shares to independent parties in an inactive market. This fair value calculation is categorized in Level 2 of the fair value hierarchy. During the three month periods ended March 31, 2017 and April 1, 2016, the Company recognized a net loss of $0.4 million and a net gain of $1.3 million, respectively, on its cost and equity method investments.
(15.)     SEGMENT INFORMATION
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
During the first quarter of 2017, the Company revised the method used to present sales by product line in order to align the legacy Greatbatch and Lake Region Medical methodologies.  The Company believes the revised presentation will provide improved reporting and better transparency into the operational results of its business and markets.  Prior period amounts have been reclassified to conform to the new product line sales reporting presentation.
The tables below present information about our reportable segments (in thousands):

	Three Months Ended
	March 31, 2017	April 1, 2016
Segment sales by product line:
Medical
Cardio & Vascular	$125,108	$113,671
Cardiac & Neuromodulation	103,813	108,533
Advanced Surgical, Orthopedics & Portable Medical	105,146	98,362
Total Medical	$334,067	$320,566
Non-Medical	11,346	11,672
Total sales	$345,413	$332,238

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(15.)     BUSINESS SEGMENT, GEOGRAPHIC AND CONCENTRATION RISK INFORMATION (Continued)
There were no sales between segments during the three months ended March 31, 2017 and April 1, 2016.

	Three Months Ended
	March 31, 2017	April 1, 2016
Segment income (loss) from operations:
Medical	$50,360	$31,841
Non-Medical	1,562	(1,011)
Total segment income from operations	51,922	30,830
Unallocated operating expenses	(25,377)	(19,696)
Operating income	26,545	11,134
Unallocated expenses, net	(30,740)	(23,896)
Loss before provision (benefit) for income taxes	$(4,195)	$(12,762)

(16.)	IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
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
Recently Adopted
In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 simplifies various aspects of the accounting for stock-based payments. The simplifications include:

•
recording all tax effects associated with stock-based compensation through the income statement, as opposed to recording certain amounts in other paid-in capital, which eliminates the requirements to calculate a windfall pool;

•
allowing entities to withhold shares to satisfy the employer’s statutory tax withholding requirement up to the highest marginal tax rate applicable to employees rather than the employer’s minimum statutory rate, without requiring liability classification for the award;

•
modifying the requirement to estimate the number of awards that will ultimately vest by providing an accounting policy election to either estimate the number of forfeitures or recognize forfeitures as they occur;

•
changing certain presentation requirements in the statement of cash flows, including removing the requirement to present excess tax benefits as an inflow from financing activities and an outflow from operating activities, and requiring the cash paid to taxing authorities arising from withheld shares to be classified as a financing activity; and

•	the assumed proceeds from applying the treasury stock method when computing EPS is amended to exclude the amount of excess tax benefits that would be recognized in additional paid-in capital.
The Company adopted the provisions of ASU 2016-09 on December 31, 2016, the beginning of its 2017 fiscal year. The adoption of ASU 2016-09 resulted in the Company making an accounting policy election to change how it will recognize the number of stock awards that will ultimately vest. In the past, the Company applied a forfeiture rate to shares granted. With the adoption of ASU 2016-09, the Company will recognize forfeitures as they occur. This change resulted in the Company making a cumulative effect change to retained earnings of $0.3 million. In addition, the Company recorded the tax effects associated with stock-based compensation through the income statement, which resulted in $0.6 million, net tax expense for the first three months of 2017, and will continue to record amounts prospectively through the income statement in accordance with ASU 2016-09.  Finally, the Company adjusted its dilutive shares calculation to remove the excess tax benefits from the calculation of EPS on a prospective basis. The revised calculation is more dilutive, but did not have a material impact on the Company's diluted EPS calculation for the first three months of 2017.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(16.)     IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS (Continued)
In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory,” which simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This ASU is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company adopted this standard in the first quarter of fiscal year 2017 on a prospective basis. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment (Topic 350)” to simplify the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test. A goodwill impairment will now be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, limited to the amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted for any impairment tests performed after January 1, 2017. The Company adopted the new guidance on a prospective basis during the first quarter of 2017. The adoption of this ASU did not impact the Company’s consolidated financial statements.
Not Yet Adopted
In March 2017, the FASB issued ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (Topic 715),” which requires employers to report the service cost component of net periodic pension cost and net periodic postretirement benefit cost in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. It also requires other components of net periodic pension cost and net periodic postretirement benefit cost, including interest cost, return on plan assets and gains or losses, to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. This guidance is effective for the Company in the first quarter of fiscal year 2018 and is not expected to have a material impact on the Company’s consolidated financial statements.
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

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(16.)     IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS (Continued)
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
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which has been subsequently updated by ASU 2015-14, 2016-08, 2016-10 and 2016-12. The core principle behind ASU 2014-09 is that an entity should recognize revenue in an amount that reflects the consideration to which it expects to be entitled in exchange for delivering goods and services using a five-step model. Enhanced disclosures are required, including revenue recognition policies to identify performance obligations and significant judgments in measurement and recognition. This ASU can be adopted using either a full retrospective approach, where historical financial information is presented in accordance with the new standard, or a modified retrospective approach, where this ASU is applied to the most current period presented in the financial statements. This ASU is effective for the Company in the first quarter of fiscal year 2018. The Company is continuing to evaluate the effect this guidance will have on its consolidated financial statements, including potential impacts on the amount and timing of revenue recognition and additional information that may be necessary for the required expanded disclosures. To date, the Company has performed the following: A transition team has been established to implement the required changes; an initial assessment of the Company’s revenue streams has been initiated; the Company has substantially completed its inventory of all outstanding contracts; and the Company has begun the process of applying the five-step model to those contracts and revenue streams to evaluate the quantitative and qualitative impacts the new standard will have on its business and reported revenues. The Company plans to adopt this ASU, as amended, in the first quarter of fiscal year 2018 on a modified retrospective basis.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q should be read in conjunction with the disclosures included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2016. In addition, please read this section in conjunction with our Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements contained herein.
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
Although it is not possible to create a comprehensive list of all factors that may cause actual results to differ from the results expressed or implied by our forward-looking statements or that may affect our future results, some of these factors include the following: our high level of indebtedness, our inability to pay principal and interest on this high level of outstanding indebtedness or to remain in compliance with financial and other covenants under our Senior Secured Credit Facilities, and the risk that this high level of indebtedness limits our ability to invest in our business and overall financial flexibility; our dependence upon a limited number of customers; customer ordering patterns; product obsolescence; our inability to market current or future products; pricing pressure from customers; our ability to timely and successfully implement cost savings and consolidation initiatives; our reliance on third party suppliers for raw materials, products and subcomponents; fluctuating operating results; our inability to maintain high quality standards for our products; challenges to our intellectual property rights; product liability claims; product field actions or recalls; our inability to successfully consummate and integrate acquisitions and to realize synergies and to operate these acquired businesses, including Lake Region Medical, in accordance with expectations; our unsuccessful expansion into new markets; our failure to develop new products; the timing, progress and ultimate success of pending regulatory actions and approvals; our inability to obtain licenses to key technology; regulatory changes, including health care reform, or consolidation in the healthcare industry; global economic factors, including currency exchange rates and interest rates; the resolution of various legal actions brought against the Company; and other risks and uncertainties that arise from time to time and are described in Item 1A “Risk Factors” of our Annual Report on Form 10-K and in other periodic filings with the SEC. Except as required by applicable law, the Company assumes no obligation to update forward-looking statements in this report whether to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results, financial conditions or prospects, or otherwise.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

Our Business
Integer Holdings Corporation is one of the largest medical device outsource (“MDO”) manufacturers in the world serving the cardiac, neuromodulation, orthopedics, vascular and advanced surgical markets. We provide innovative, high-quality medical technologies that enhance the lives of patients worldwide. We also serve the non-medical power solutions market by developing batteries for high-end niche applications in the energy, military, and environmental markets.
On March 14, 2016, we completed the spin-off of a portion of our former QiG segment through a tax-free distribution of all of the shares of our QiG Group, LLC subsidiary to the stockholders of Integer on a pro rata basis (the “Spin-off”). Immediately prior to completion of the Spin-off, QiG Group, LLC was converted into a corporation organized under the laws of Delaware and changed its name to Nuvectra Corporation (“Nuvectra”). Our results include the financial and operating results of Nuvectra until the Spin-off on March 14, 2016.
As a result of our Lake Region Medical acquisition in 2015 and the Spin-off, during 2016 we reorganized our operations including our internal management and financial reporting structure. As a result of this reorganization, we reevaluated and revised our reportable business segments during the fourth quarter of 2016 and began to disclose two reportable segments: (1) Medical and (2) Non-Medical. Prior period amounts in this report have been reclassified to conform to the new segment reporting presentation.
Our Acquisitions
With the acquisition of Lake Region Medical, our main strategic priorities over the next two years include, among others, the integration of the legacy Greatbatch, Inc. and Lake Region Medical companies, driving integration synergies, and paying down our outstanding debt. Our acquisition focus, if any, will be primarily directed at smaller “bolt-on” or adjacent acquisition opportunities that have a strategic fit with our existing core businesses, particularly opportunities that support our enterprise strategy and enhance the value proposition of our product offerings.
Our Customers
Our products are designed to provide reliable, long-lasting solutions that meet the evolving requirements and needs of our customers. The nature and extent of our selling relationships with each customer are different in terms of breadth of products purchased, purchased product volumes, length of contractual commitment, ordering patterns, inventory management, and selling prices.
Our Medical customers include large multi-national medical device original equipment manufacturers (“OEMs”) and their subsidiaries such as Abbott Labs, Biotronik, Boehringer Ingelheim, Boston Scientific, Cardinal Health, Johnson & Johnson, LivaNova, Medtronic, Nevro Corp., Philips Healthcare, Smith & Nephew, Stryker, and Zimmer Biomet. For the three months ended March 31, 2017, Abbott Labs, Boston Scientific, Johnson & Johnson, and Medtronic collectively accounted for approximately 55% of our total sales. We believe that the diversification of our sales among the various subsidiaries and market segments with those four customers reduces our exposure to negative developments with any one customer. The loss of a significant amount of business from any of these four customers or a further consolidation of such customers could have a material adverse affect on our financial condition and results of operations.
Our Non-Medical customers include large multi-national OEMs and their subsidiaries serving the energy, military and environmental services markets such as Halliburton, Teledyne Technologies and Weatherford International.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

Financial Overview
Net loss for the first quarter of 2017 was $4.3 million, or $0.14 per diluted share, compared to a net loss of $12.7 million, or $0.41 per diluted share for the first quarter of 2016. This variance is primarily the result of the following:

•
Sales increased $13.2 million or 4%. Foreign currency exchange rates decreased sales by approximately $1.4 million and the Spin-off decreased sales by $1.2 million. Organic sales for the first quarter of 2017 increased 5%, primarily driven by market growth and new business wins, as well as lower comparables versus the first quarter of 2016 in our Cardio & Vascular and Advanced Surgical, Orthopedics & Portable Medical product lines;

•
Gross profit was flat as the increase in sales discussed above was offset by price concessions to our larger OEM customers in exchange for long-term commitments and as sales had a higher mix of lower margin products in the first quarter of 2017 in comparison to 2016;

•
Operating expenses were lower by $15.7 million as a result of the Spin-off ($5.8 million), lower acquisition and integration charges ($5.1 million) and various efficiencies and synergies gained as a result of our integration and consolidation initiatives;

•	Interest expense was $1.3 million higher due to the accelerated write-off of deferred fees and original issue discount due to the accelerated pay down of debt during the first quarter of 2017; and

•
Lower income from cost and equity method investments ($1.7 million), which are unpredictable in nature, and higher foreign currency exchange rate losses ($3.8 million) driven by the remeasurement of intercompany loans and the weakening of the U.S. dollar relative to the Euro during the first quarter of 2017.

Use of Non-GAAP Financial Information
We prepare our condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Additionally, we consistently report and discuss in our earnings releases and investor presentations adjusted net income, adjusted earnings per diluted share, earnings before interest, taxes, depreciation, and amortization (“EBITDA”), adjusted EBITDA and organic sales growth rates. Adjusted net income and adjusted earnings per diluted share consist of GAAP amounts adjusted for the following to the extent occurring during the period: (i) acquisition and integration related charges and expenses, (ii) amortization of intangible assets including inventory step-up amortization, (iii) facility consolidation, optimization, manufacturing transfer and system integration charges, (iv) asset write-down and disposition charges, (v) charges in connection with corporate realignments or a reduction in force, (vi) certain litigation expenses, charges and gains, (vii) unusual or infrequently occurring items, (viii) gain/loss on cost and equity method investments, (ix) extinguishment of debt charges, (x) the income tax (benefit) related to these adjustments and (xi) certain tax items that are outside the normal provision for the period. Adjusted earnings per diluted share are calculated by dividing adjusted net income by diluted weighted average shares outstanding. Adjusted EBITDA consists of GAAP net income (loss) plus (i) the same adjustments as listed above except for items (x) and (xi), (ii) GAAP stock-based compensation, interest expense, and depreciation, (iii) GAAP provision (benefit) for income taxes and (iv) cash gains received from cost and equity method investments during the period. To calculate organic sales growth rates, which exclude the impact of changes in foreign currency exchange rates, as well as the impact of any acquisitions or divestitures of product lines on sales growth rates, we convert current period sales from local currency to U.S. dollars using the previous periods foreign currency exchange rates and exclude the amount of sales acquired/divested during the period from the current/previous period amounts, respectively. We believe that the presentation of adjusted net income, adjusted diluted earnings per share, EBITDA, adjusted EBITDA, and organic sales growth rates provides important supplemental information to management and investors seeking to understand the financial and business trends relating to our financial condition and results of operations.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

A reconciliation of GAAP net loss and diluted loss per share (“EPS”) to adjusted amounts is as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2017			April 1, 2016
	Pre-Tax	Net Income (Loss)	Per Diluted Share	Pre-Tax	Net Income (Loss)	Per Diluted Share
As reported (GAAP)	$(4,195)	$(4,339)	$(0.14)	$(12,762)	$(12,660)	$(0.41)
Adjustments:
Amortization of intangibles(a)	10,978	7,746	0.24	9,464	6,691	0.21
IP related litigation (SG&A)(a)(b)	377	245	0.01	1,907	1,240	0.04
Consolidation and optimization expenses (OOE)(a)(c)	2,395	1,899	0.06	6,649	5,314	0.17
Acquisition and integration expenses (OOE)(a)(d)	4,820	3,133	0.10	9,965	6,511	0.21
Asset dispositions, severance and other (OOE)(a)(e)	4,556	2,957	0.09	4,526	4,226	0.14
(Gain) loss on cost and equity method investments, net(a)	398	259	0.01	(1,301)	(846)	(0.03)
Loss on extinguishment of debt(a)(f)	1,559	1,013	0.03	—	—	—
Nuvectra results prior to Spin-off (a)(g)	—	—	—	4,037	2,624	0.08
Taxes(a)	(7,975)	—	—	(9,385)	—	—
Adjusted (Non-GAAP)		$12,913	$0.41		$13,100	$0.42
Adjusted diluted weighted average shares(h)		31,685			31,253

(a)
The difference between pre-tax and net income (loss) amounts is the estimated tax impact related to the respective adjustment. Net income amounts are computed using a 35% U.S. tax rate, and the statutory tax rates in Mexico, Germany, France, Netherlands, Uruguay, Ireland and Switzerland, as adjusted for the existence of net operating losses. Expenses that are not deductible for tax purposes (i.e. permanent tax differences) are added back at 100%.

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

(c)
During 2017 and 2016, we incurred costs primarily related to the transfer of our Beaverton, OR portable medical and Plymouth, MN vascular manufacturing operations to Tijuana, Mexico, the closure of our Arvada, CO, site and the consolidation of our two Galway, Ireland sites. In addition, 2017 costs also include expenses related to the closure of our Clarence, NY facility.

(d)	Reflects acquisition and integration costs related to the acquisition of Lake Region Medical, which was acquired in October 2015.

(e)
Amounts for 2017 include approximately $4.7 million of expense related to our CEO and CFO transitions. Costs for 2016 primarily include legal and professional fees incurred in connection with the Spin-off, which was completed in March 2016.

(f)	Represents debt extinguishment charges in connection with pre-payments made on our Term B Loan Facility in the first quarter 2017, which are included in Interest Expense.

(g)	Represents the results of Nuvectra prior to the Spin-off on March 14, 2016.

(h)
The adjusted diluted weighted average shares for the three months ended March 31, 2017 and April 1, 2016 include 669,000 and 535,000, respectively, of potentially dilutive shares not included in the computation of diluted weighted average common shares for GAAP diluted EPS purposes because their effect would have been anti-dilutive given the Company’s net loss in those quarters.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

Adjusted diluted EPS, which excludes the impact of acquisition and integration charges, loss on extinguishment of debt and the impact of the Spin-off of Nuvectra, among others, was $0.41 per share for the first quarter of 2017, consistent with the $0.42 per share for the comparable 2016 period. This was a result of the benefit of the various efficiencies and synergies gained from our integration and consolidation initiatives being offset by higher foreign currency exchange rate losses ($3.8 million) driven by the remeasurement of intercompany loans and the weakening of the U.S. dollar relative to the Euro during the first quarter of 2017.
A reconciliation of net loss (GAAP) to EBITDA and adjusted EBITDA is as follows (dollars in thousands):

	Three Months Ended
	March 31, 2017	April 1, 2016
Net loss (GAAP)	$(4,339)	$(12,660)

Interest expense	28,893	27,617
(Benefit) provision for income taxes	144	(102)
Depreciation	13,628	12,949
Amortization	10,978	9,464
EBITDA	49,304	37,268

IP related litigation	377	1,907
Stock-based compensation (excluding OOE)	2,406	2,029
Consolidation and optimization expenses	2,395	6,649
Acquisition and integration expenses	4,820	9,965
Asset dispositions, severance and other	4,556	4,526
Noncash (gain) loss on cost and equity method investments	398	(639)
Nuvectra results prior to Spin-off	—	3,665
Adjusted EBITDA (Non-GAAP)	$64,256	$65,370
2017 Outlook
Our current full-year 2017 outlook is as follows (in millions, except for per share amounts):

	GAAP		Non-GAAP(b)
	As Reported	Growth	Adjusted	Growth
Sales	$1,390 to $1,430	0% to 3%	$1,390 to $1,430	0% to 3%
Earnings per Diluted Share(a)	$1.03 to $1.43	Favorable	$2.70 - $3.10	1% to 16%
Cash Flow from Operations	~$150	42%

(a)
Except as described below, further reconciliations by line item to the closest corresponding GAAP financial measures for Adjusted EPS, are not available without unreasonable efforts on a forward-looking basis due to the high variability, complexity and visibility of the charges excluded from this non-GAAP financial measure.

(b)
Adjusted EPS for 2017 is expected to consist of GAAP Net Income and EPS, excluding items such as intangible amortization ($44 million), IP related litigation costs, and consolidation, acquisition, integration, and asset disposition/write-down charges totaling approximately $77 million. The after-tax impact of these items is estimated to be approximately $53 million, or approximately $1.67 per diluted share.

Our CEO’s View
Our first quarter results are in-line with our full-year expectations and demonstrate continued progress with our customers as we move our business back to a growth trajectory. With the initial phase of our integration efforts nearly behind us, we now turn our focus to optimizing our newly integrated business processes and continuing to serve our customers with differentiated innovation and services. We remain focused on generating strong cash flow to invest for organic growth and to accelerate the pay down of our debt. The first quarter was a good start to the year and supports our reaffirmed 2017 outlook.

We believe there is a significant opportunity to expand and grow our business. Today, a relatively low percentage of medical device manufacturing is outsourced, and the market is highly fragmented. Our competencies in manufacturing, core technologies, quality control, and operational excellence will allow our customers to leverage significant benefits provided by Integer. As we work closely with our customers, and deepen those relationships, we feel we have established a better line of sight to our customer’s programs, demand plans and growth objectives, which we believe will help us better manage our business and product line forecasts. Integer’s value proposition remains intact, and we believe we are well-positioned within the medical technology market, with a broad suite of technologies, capabilities and product offerings to deliver innovative, cost-effective solutions to our customers in order to enrich the lives of patients worldwide.
Cost Savings and Consolidation Efforts
In 2017 and 2016, we recorded charges in Other Operating Expenses, Net related to various cost savings and consolidation initiatives. These initiatives were undertaken to improve our operational efficiencies and profitability, the most significant of which are as follows (dollars in millions):

Initiative	Expected Expense	Expected Capital	Expected Benefit to Operating Income(a)	Expected Completion
2014 investments in capacity and capabilities	$52 - $55	$24 - $25	> $20	2017
Lake Region Medical consolidations	$20 - $25	$5 - $6	$12 - $13	2018

(a)
Represents the annual benefit to our operating income expected to be realized from these initiatives through cost savings and/or increased capacity. These benefits will be phased in over time as the various initiatives are completed, and some of which are already included in our current period results.

See Note 9 “Other Operating Expenses, Net” of the Notes to Condensed Consolidated Financial Statements contained in Item 1 of this report for additional information about the timing, cash flow impact and amount of future expenditures for these initiatives. We continually evaluate our operating structure in order to maximize efficiencies and drive margin expansion. Future charges are expected to be incurred as we seek to create an optimized manufacturing footprint, leveraging our increased scale and product capabilities while also supporting the needs of our customers. Our efforts will include:

◦	potential manufacturing consolidations;

◦	continuous improvement;

◦	productivity initiatives;

◦	direct material and indirect expense savings opportunities; and

◦	the establishment of centers of excellence around the world.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

Our Financial Results
We utilize a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31. For 52-week years, each quarter contains 13 weeks. The first quarter of 2017 and 2016 ended on March 31, and April 1, respectively, and each contained 13 weeks.
During the first quarter of 2017, we revised the method used to present sales by product line in order to align the legacy Greatbatch and Lake Region Medical methodologies.  We believe the revised presentation will provide improved reporting and better transparency into the operational results of our business and markets. Prior period amounts have been reclassified to conform to the new product line sales reporting presentation.
The following tables present selected financial information derived from our Condensed Consolidated Financial Statements for the periods presented (dollars in thousands, except per share):

	Three Months Ended
	March 31,	April 1,	Change
	2017	2016	$	%
Medical Sales:
Cardio & Vascular	$125,108	$113,671	$11,437	10%
Cardiac & Neuromodulation	103,813	108,533	(4,720)	(4)%
Advanced Surgical, Orthopedics & Portable Medical	105,146	98,362	6,784	7%
Total Medical Sales	334,067	320,566	13,501	4%
Non-Medical	11,346	11,672	(326)	(3)%
Total Sales	345,413	332,238	13,175	4%
Cost of sales	254,187	240,770	13,417	6%
Gross profit	91,226	91,468	(242)	—%
Gross profit as a % of sales	26.4%	27.5%
Selling, general and administrative expenses (“SG&A”)	39,499	41,888	(2,389)	(6)%
SG&A as a % of sales	11.4%	12.6%
Research, development and engineering costs, net (“RD&E”)	13,411	17,306	(3,895)	(23)%
RD&E as a % of sales	3.9%	5.2%
Other operating expenses, net	11,771	21,140	(9,369)	(44)%
Operating income	26,545	11,134	15,411	58%
Operating margin	7.7%	3.4%
Interest expense, net	28,893	27,617	1,276	5%
Other expense (income), net	1,847	(3,721)	5,568	N/A
Loss before provision (benefit) for income taxes	(4,195)	(12,762)	8,567	(67)%
Provision (benefit) for income taxes	144	(102)	246	N/A
Effective tax rate	(3.4)%	0.8%
Net loss	$(4,339)	$(12,660)	$8,321	(66)%
Net margin	(1.3)%	(3.8)%
Diluted loss per share	$(0.14)	$(0.41)	$0.27	(66)%

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

Product Line Sales Highlights
For the first three months of 2017, Cardio & Vascular sales increased $11.4 million, or 10%, versus the comparable 2016 period. This increase was primarily attributable to market growth and new business wins, as well as lower comparables versus the first quarter of 2016 due to the disruption of supply caused by the transfer of our catheter and introducer operations from our Plymouth, MN facility to our Tijuana, Mexico facility, which occurred throughout 2016. During the first quarter of 2017, price concessions to our larger OEM customers reduced Cardio & Vascular sales by approximately $2 million in comparison to the same period of 2016. Foreign currency exchange rate fluctuations did not have a material impact on Cardio & Vascular sales during the first quarter of 2017 in comparison to the same period of 2016.
For the first three months of 2017, Cardiac & Neuromodulation sales decreased $4.7 million, or 4%, versus the comparable 2016 period. Approximately $1.2 million of this decrease was a result of the Spin-off of Nuvectra in the first quarter of 2016. Foreign currency exchange rate fluctuations did not have a material impact on Cardiac & Neuromodulation sales during the first quarter of 2017 in comparison to the same period of 2016. Organic Cardiac & Neuromodulation sales, which excludes the impact of the Spin-off and currency exchange rate fluctuations, decreased 3%. This decrease was primarily the result of a customer specified supplier delay within our Neuromodulation product line, which has since been resolved. Additionally, during the first quarter of 2017, price concessions to our larger OEM customers reduced Cardiac & Neuromodulation sales by approximately $1 million in comparison to the same period of 2016. Partially offsetting these decreases was an increase in cardiac rhythm management sales, which has begun to rebound from the market disruptions experienced in 2016.
For the first three months of 2017, Advanced Surgical, Orthopedics & Portable Medical sales increased $6.8 million, or 7%, versus the comparable 2016 period. Foreign currency exchange rate fluctuations reduced first quarter 2017 sales by approximately $1 million in comparison to the 2016 first quarter due to the declining Euro relative to the U.S. dollar. Organic Advanced Surgical, Orthopedics & Portable Medical sales, which excludes the impact of foreign currency exchange rates, increased 8%. This increase was primarily due to advanced surgical market growth and lower comparables versus the first quarter of 2016 due to the disruption of supply caused by the transfer of our portable medical operations from our Beaverton, OR facility to our Tijuana, Mexico facility, which occurred throughout 2016. During the first quarter of 2017, price concessions to our larger OEM customers reduced Advanced Surgical, Orthopedics & Portable Medical sales by approximately $1 million in comparison to the same period of 2016.
For the first three months of 2017, Non-Medical sales decreased $0.3 million, or 3%, versus the comparable 2016 period. This decrease was primarily due to declines in our military and environmental sales, which tend to be more variable, as they are dependent on government funding of programs. Energy market sales increased approximately $0.6 million when comparing the first quarter of 2017 to the first quarter of 2016 as the Energy markets have stabilized and are slowly beginning to recover. Foreign currency exchange rates and price fluctuations did not have a material impact on Non-Medical sales during the first quarter of 2017 in comparison to the same period of 2016.
Gross Profit
Changes to gross profit as a percentage of sales (“Gross Margin”) from the prior year were due to the following:

Change From Prior Year
Three Months
Impact of Nuvectra Spin-off(a)	(0.1)%
Price(b)	(1.2)%
Mix(c)	(0.2)%
Production efficiencies and volume(d)	0.4%
Total percentage point change to gross profit as a percentage of sales	(1.1)%

(a)	Amount represents the impact to our Gross Margin related to the divested revenue as a result of the Spin-off of Nuvectra in March 2016, which historically had a higher Gross Margin than the Company.

(b)	Our Gross Margin for 2017 has been negatively impacted by price concessions given to our larger OEM customers in return for long-term volume commitments.

(c)	Our Gross Margin for 2017 has been negatively impacted by a higher mix of sales of lower margin products.

(d)
Our Gross Margin for 2017 has been positively impacted by production efficiencies and synergies gained as a result of our integration and consolidation initiatives partially offset by the inefficiencies of a delayed facility transfer and ramp-up costs incurred for certain customer increased demand.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

SG&A Expenses
Changes to SG&A expenses from the prior year were due to the following (in thousands):

Change From Prior Year
Three Months
Nuvectra SG&A(a)	$(1,913)
IP related litigation(b)	(1,530)
Intangible asset amortization(c)	1,622
Incentive compensation programs(d)	698
Other(e)	(1,266)
Net decrease in SG&A	$(2,389)

(a)	Amount represents the impact to our SG&A related to the divested over-head costs as a result of the Spin-off of Nuvectra in March 2016.

(b)
Amount represents the change in legal costs compared to the prior year period related to IP related defense costs. In 2013, we filed suit against one of our Cardiac & Neuromodulation competitors alleging they were infringing on our IP. In January 2016, a jury returned a verdict finding in favor of Integer and awarded us $37.5 million in damages. The finding is subject to post-trial proceedings, including a possible appeal by our competitor. We have not recorded any gains in connection with this litigation as no cash has been received.

(c)	Amount represents the increase in intangible asset amortization (i.e. customer list), which is amortized based upon the forecasted cash flows for the respective asset.

(d)
Amount represents the increase in SG&A costs attributable to our cash and stock incentive programs. During the first quarter of 2017, the legacy Greatbatch and legacy Lake Region Medical incentive programs were unified under one new Integer plan. Additionally, the performance-based portions of these plans are accrued based upon actual results achieved.

(e)	Amount represents various efficiencies and synergies gained as a result of our integration and consolidation initiatives.
RD&E Expenses, Net
Changes to RD&E expenses from the prior year were due to the following (in thousands):

Change From Prior Year
Three Months
Nuvectra RD&E(a)	$(2,830)
Customer cost reimbursements(b)	(710)
Other	(355)
Net decrease in RD&E	$(3,895)

(a)	Amount represents the impact to our RD&E related to the divested costs as a result of the Spin-off of Nuvectra in March 2016.

(b)	Amount represents the change in customer cost reimbursements from the prior year. Customer cost reimbursements vary from period to period depending on the timing of achievement of project milestones.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

Other Operating Expenses, Net
Other Operating Expenses, Net is comprised of the following (in thousands):

	Three Months Ended
	March 31, 2017	April 1, 2016
2014 investments in capacity and capabilities(a)	$1,590	$4,153
Lake Region Medical consolidations(a)	706	2,359
Acquisition and integration costs(b)	4,820	9,965
Asset dispositions, severance and other(c)	4,556	4,526
Other consolidation and optimization initiatives	99	137
Total other operating expenses, net	$11,771	$21,140

(a)
Refer to “Cost Savings and Consolidation Efforts” section of this Item and Note 9 “Other Operating Expenses, Net” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for disclosures related to the timing and level of remaining expenditures for these initiatives.

(b)
During the first quarter of 2017 and 2016, we incurred costs related to the acquisition of Lake Region Medical, consisting primarily of professional, consulting, severance, retention, relocation, and travel costs. In addition, the first quarter of 2016 includes change-in-control payments to former Lake Region Medical executives. Refer to Note 9 “Other Operating Expenses, Net” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for disclosures related to the timing and level of remaining expenditures for acquisition and integration costs.

(c)
The first quarter of 2017 amount includes approximately $4.7 million in expense related to our CEO and CFO transitions. The first quarter of 2016 amount includes legal and professional costs in connection with the Spin-off of $4.3 million.

We continually evaluate our operating structure in order to maximize efficiencies and drive margin expansion. Other Operating Expenses, Net for 2017 are expected to be approximately $25 million to $30 million.
Interest Expense
Interest expense for the first quarter of 2017 increased $1.3 million compared to the first quarter of 2016. This increase is primarily due to a $1.7 million increase in non-cash interest expense (i.e. deferred fee and discount amortization) due to the repayment of $79 million of debt during the first quarter of 2017, which resulted in $1.6 million of accelerated write-off. Cash interest expense decreased $0.4 million for the first quarter of 2017 compared to the first quarter of 2016, primarily due to lower outstanding debt balances due to the repayment of debt over the last year. The average rate paid on our debt remained consistent from the first quarter of 2017 compared to the first quarter of 2016. See Note 6 “Debt” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for additional information pertaining to our debt.
Other Expense (Income), Net
Other Expense (Income), Net for the first quarter of 2017 includes net losses realized on our cost and equity method investments of $0.4 million compared to net gains of $1.3 million for the first quarter of 2016. As of March 31, 2017, we had $22.6 million of investments in equity and other cost method securities. The total carrying value of these investments is reviewed quarterly for changes in circumstance or the occurrence of events that suggest our investment may not be recoverable. These investments are in start-up research and development companies whose fair value is highly subjective in nature and could be subject to significant fluctuations in the future that could result in material gains or losses.
Other Expense (Income), Net for the first quarter of 2017 and 2016 also includes the impact of foreign currency exchange rates on transactions denominated in foreign currencies. This impact was a loss of $1.5 million for the first quarter of 2017 and a gain of $2.4 million for the first quarter of 2016 and was primarily driven by the remeasurement of intercompany loans and the weakening/strengthening of the U.S. dollar relative to the Euro, respectively. We continually reevaluate our foreign currency exposures and take steps to mitigate these risks. However, fluctuations in foreign currency exchange rates could have a significant impact, positive or negative, on our financial results in the future.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

Provision (Benefit) for Income Taxes
The GAAP effective tax rate for the first quarter of 2017 was a negative 3.4% on $4.2 million of losses before the provision for income taxes compared to 0.8% on $12.8 million of losses before the benefit for income taxes for the same period of 2016. The GAAP effective tax rate for the first quarter of 2017 reflects $0.9 million of discrete tax expense items, including $0.6 million related, in part, to stock based compensation expense in accordance with new guidance under Accounting Standards Update (“ASU”) 2016-09. The GAAP effective tax rate for the first quarter of 2016 reflects $1.6 million of discrete tax expense items, including $1.3 million related to non-deductible transaction costs in connection with the Spin-off.
We expect there to be continued volatility of this effective tax rate due to several factors including: changes in the mix of pre-tax income and the jurisdictions to which it relates, changes in tax laws and foreign tax holidays, business reorganizations, settlements with taxing authorities and foreign currency fluctuations. We continuously evaluate and currently have various tax planning initiatives in place that are aimed at reducing our effective tax rate over the long-term.
Our worldwide effective tax rate is expected to be approximately 18% for 2017. The difference between our effective tax rate and the U.S. federal statutory income tax rate in the current year is primarily attributable to our overall lower effective tax rate in the foreign jurisdictions in which we operate and where our foreign earnings are derived. The lower tax rate jurisdictions in which we operate and the respective statutory tax rate for each respective jurisdiction include Switzerland (22%), Mexico (30%), Uruguay (25%), and Ireland (12.5%). In addition, we currently have a tax holiday in Malaysia through April 2018, with a potential extension through April 2023 if certain conditions are met. While we are not currently aware of any material trends in these jurisdictions that are likely to impact our current or future tax expense, our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower effective tax rates and higher than anticipated in countries where we have higher effective tax rates, or by changes in tax laws or regulations. We regularly assess any significant exposure associated with increases in tax rates in international jurisdictions and adjustments are made as events occur that warrant adjustment to our tax provisions. Our 2017 blended effective tax rate on foreign earnings is currently estimated to be approximately 22%. The foreign rate differential reduces our worldwide effective tax rate by approximately 18% as compared to the U.S. statutory federal income tax rate. For the year we expect to have positive income before taxes in our foreign jurisdictions but losses before taxes in U.S jurisdictions due to our large amount of Other Operating Expenses, Net.
Liquidity and Capital Resources

(dollars in thousands)	March 31, 2017	December 30, 2016
Cash and cash equivalents	$54,881	$52,116
Working capital	324,005	332,087
Current ratio	2.59	2.79
Cash and cash equivalents remained consistent with year-end balances as any excess cash flow from operations was used to pay down our debt. Working capital decreased $8.0 million from December 30, 2016 due to the Company’s strategic initiatives to reduce working capital in order to generate cash to pay down debt.
At March 31, 2017, approximately $24.8 million of the Company's $54.9 million of cash and cash equivalents resided in jurisdictions outside the United States. It is the Company's practice to use available cash in the United States to pay down its Senior Secured Credit Facilities in order to minimize total interest expense. Repatriation of funds residing in jurisdictions located outside the United States to the United States could be subject to domestic and foreign taxes and some portion may be subject to governmental restrictions.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

Summary of Cash Flows

	Three Months Ended
(in thousands)	March 31, 2017	April 1, 2016
Cash provided by (used in):
Operating activities	$38,625	$29,858
Investing activities	(12,588)	(19,131)
Financing activities	(23,491)	(40,088)
Effect of foreign currency exchange rates on cash and cash equivalents	219	1,006
Net change in cash and cash equivalents	$2,765	$(28,355)
Operating Activities – During the three months ended March 31, 2017, we generated cash of $38.6 million from operations compared to $29.9 million for the three months ended April 1, 2016. This increase was primarily due to higher cash net income partially offset by lower cash flow provided by working capital accounts. The cash flow from working capital accounts primarily related to a decrease in cash flow from accounts receivable due to the timing of collections, offset by an increase in cash flow from accounts payable due to our strategic initiative to extend vendor payment terms.
Investing Activities – The $6.5 million decrease in net cash used in investing activities was primarily attributable to lower purchases of property, plant, and equipment. Our current expectation is that capital spending for 2017 will be in the range of $50 million to $60 million, of which approximately half is discretionary in nature. We anticipate that cash on hand, cash flows from operations and available borrowing capacity under our Revolving Credit Facility will be sufficient to fund these capital expenditures.
Financing Activities – Net cash used in financing activities for the three months of 2017 was $23.5 million compared to $40.1 million in the comparable 2016 period. Financing activities during the first quarter of 2017 included net payments of $29.2 million related to paying down our debt obligations, partially offset by higher proceeds from the exercise of stock options. Financing activities during the first quarter of 2016 included $76.3 million of cash divested with the Spin-off, which was partially funded by $55.0 million in borrowings incurred under our Revolving Credit Facility, and $6.8 million paid to purchase the remaining non-controlling interests in QiG’s Algostim and PelviStim subsidiaries. See Note 2 “Divestiture” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for a further description of the Spin-off.
Capital Structure – As of March 31, 2017, our capital structure consists of $1.7 billion of debt outstanding under our Senior Secured Credit Facilities and Senior Notes and 31.3 million shares of common stock outstanding. If necessary, we currently have access to $109.1 million under our Revolving Credit Facility. This amount may vary from period to period based upon our debt and EBITDA levels, which impacts our covenant calculations. If necessary, we are also authorized to issue 100 million shares of common stock and 100 million shares of preferred stock. As of March 31, 2017, our debt service obligations, comprised of principal and interest for the remainder of 2017, are estimated to be approximately $100 million.
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
Credit Facilities - As of March 31, 2017, we had senior secured credit facilities (the “Senior Secured Credit Facilities”) that consist of (i) a $200 million revolving credit facility (the “Revolving Credit Facility”), which had $82 million drawn as of March 31, 2017, (ii) a $352 million term loan A facility (the “TLA Facility”), and (iii) a $948 million term loan B facility (the “TLB Facility”). Additionally, as of March 31, 2017, we had $360 million aggregate principal amount of 9.125% senior notes due on November 1, 2023 (the “Senior Notes”) outstanding. The Revolving Credit Facility will mature on October 27, 2020, the TLA Facility will mature on October 27, 2021 and the TLB Facility will mature on October 27, 2022. The Senior Secured Credit Facilities include a mandatory prepayment provision customary for credit facilities of its nature.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

On March 17, 2017, we amended the Senior Secured Credit Facilities to lower the interest rate on the TLB Facility. The amendment reduces the applicable interest rate margins on our TLB Facility for both base rate and adjusted LIBOR borrowings by 75 basis points. The amendment also includes a prepayment fee of 1.00% in the event of another repricing event (as defined in the Senior Secured Credit Facilities) on or before the six-month anniversary of this amendment. There is no change to maturities or covenants under the Senior Secured Credit Facilities as a result of this repricing amendment.
The Revolving Credit Facility and TLA Facility contain financial covenants requiring (A) a maximum total net leverage ratio (as defined in the agreement governing the Senior Secured Credit Facilities) of 6.25:1.0, subject to step downs beginning in the first fiscal quarter of 2018 and (B) a minimum interest coverage ratio of adjusted EBITDA (as defined in the Senior Secured Credit Facilities) to interest expense of 2.5:1.0 subject to step ups beginning in the first quarter of 2018. As of March 31, 2017, our total net leverage ratio, calculated in accordance with our credit agreement, was approximately 5.65 to 1.00. For the twelve month period ended March 31, 2017, our ratio of adjusted EBITDA to interest expense, calculated in accordance with our credit agreement, was approximately 2.91 to 1.00.
Failure to comply with these financial covenants would result in an event of default as defined under the Revolving Credit Facility and TLA Facility unless waived by the lenders. An event of default may result in the acceleration of our indebtedness. As a result, management believes that compliance with these covenants is material to us. As of March 31, 2017, we were in full compliance with the financial covenants described above. However, a significant increase in the LIBOR interest rate above 1% and/or a decline in our operating performance, and in particular our sales and/or adjusted EBITDA, could result in our inability to meet these financial covenants and lead to an event of default if a waiver or amendment could not be obtained from our lenders.
The Revolving Credit Facility is supported by a consortium of thirteen lenders with no lender controlling more than 27% of the facility. As of March 31, 2017, the banks supporting 88% of the Revolving Credit Facility each had an S&P credit rating of at least BBB+ or better, which is considered investment grade. The banks which support the remaining 12% of the Revolving Credit Facility are not currently being rated.
See Note 6 “Debt” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for a further description on the Company’s outstanding debt.
Non-Guarantor Information – For the three months ended March 31, 2017, our subsidiaries that are non-Guarantors under our Senior Secured Credit Facilities represented approximately 33% and 49% of our revenue and EBITDA, respectively. In addition, as of March 31, 2017, our subsidiaries that are non-Guarantors under our Senior Secured Credit Facilities held approximately 28% of our total tangible assets and 3% of our total tangible liabilities. Tangible assets consist of total assets less intangible assets, intercompany receivables, and deferred taxes. Tangible liabilities consist of total liabilities less intercompany payables and deferred taxes.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements within the meaning of Item 303(a)(4) of Regulation S-K.
Impact of Recently Issued Accounting Standards
In the normal course of business, we evaluate all new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”), SEC, or other authoritative accounting bodies to determine the potential impact they may have on our Condensed Consolidated Financial Statements. See Note 16 “Impact of Recently Issued Accounting Standards” of the Notes to Condensed Consolidated Financial Statements contained in Item 1 of this report for additional information about these recently issued accounting standards and their potential impact on our financial condition or results of operations.
Contractual Obligations
There have been no significant changes to our contractual obligations during the three months ended March 31, 2017 as compared to those disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K. See Note 6 “Debt” and Note 11 “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements contained in Item 1 of this report for further discussion on our contractual obligations.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Refer to information appearing under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q. Furthermore, a discussion of market risk exposures is included in Part II, Item 7A. Quantitative and Qualitative Disclosure about Market Risk, of the Company’s Annual Report on Form 10-K for the year ended December 30, 2016. There have been no material changes in reported market risk since the inclusion of this discussion in the Company’s Annual Report on Form 10-K referenced above.
ITEM 4. CONTROLS AND PROCEDURES

a.	Evaluation of Disclosure Controls and Procedures
Our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the Securities and Exchange Commission as of March 31, 2017. These disclosure controls and procedures have been designed to provide reasonable assurance that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on their evaluation, as of March 31, 2017, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.

b.	Changes in Internal Control Over Financial Reporting
During the Company’s most recent fiscal quarter, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
There were no new material legal proceedings that are required to be reported in the quarter ended March 31, 2017, and no material developments during the quarter in the Company’s legal proceedings as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 30, 2016.

ITEM 1A.	RISK FACTORS
There have been no material changes to the Company’s risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 30, 2016.

ITEM 6.	EXHIBITS
See the Exhibit Index for a list of those exhibits filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	May 9, 2017	INTEGER HOLDINGS CORPORATION

		By:	/s/ Joseph W. Dziedzic
Joseph W. Dziedzic
Interim President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Gary J. Haire
Gary J. Haire
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ Thomas J. Mazza
Thomas J. Mazza
Vice President, Corporate Controller and Treasurer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1#*	Form of Award Letter for awards of non-qualified stock options.

10.2#*	Form of Award Letter for time-based restricted stock units.

10.3#*	Form of Award Letter for performance-based restricted stock units.

10.4#*	Form of Award Letter for restricted stock units to Interim President and Chief Executive Officer.

10.5#*	Employment Offer Letter, dated February 13, 2017, between Integer Holdings Corporation and Gary J. Haire.

10.6
Second Amendment to Credit Agreement, dated as of March 17, 2017, by and among the lenders party thereto, Greatbatch Ltd., as the borrower, Integer Holdings Corporation, as the parent, Manufacturers and Traders Trust Company, as administrative agent, and Credit Suisse Securities (USA) LLC, as arranger (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 20, 2017).

10.7#*	Executive Departure Agreement, dated March 25, 2017, between Integer Holdings Corporation and Thomas J. Hook.

10.8#*	Release Agreement and Acknowledgement, dated March 3, 2017, between Integer Holdings Corporation and Michael Dinkins.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Extension Schema Document

101.CAL*	XBRL Extension Calculation Linkbase Document

101.LAB*	XBRL Extension Label Linkbase Document

101.PRE*	XBRL Extension Presentation Linkbase Document

101.DEF*	XBRL Extension Definition Linkbase Document

*	Filed herewith.
**	Furnished herewith.
#	Indicates exhibits that are management contracts or compensation plans or arrangements.