Form 10-Q
period 2017-06-30
Integer Holdings Corp
filed 2017-08-02
CIK 1114483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
Commission File Number 1-16137
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Company’s common stock, $0.001 par value per share, as of July 28, 2017 was: 31,590,626 shares.

INTEGER HOLDINGS CORPORATION
Form 10-Q
For the Quarterly Period Ended June 30, 2017

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands except share and per share data)	June 30, 2017	December 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$46,533	$52,116
Accounts receivable, net of allowance for doubtful accounts of $0.7 million in each period	212,607	204,626
Inventories	235,562	225,151
Refundable income taxes	8,024	13,388
Prepaid expenses and other current assets	21,367	22,026
Total current assets	524,093	517,307
Property, plant and equipment, net	373,094	372,042
Goodwill	981,333	967,326
Other intangible assets, net	934,672	940,060
Deferred income taxes	4,181	3,970
Other assets	27,558	31,838
Total assets	$2,844,931	$2,832,543
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$25,781	$31,344
Accounts payable	95,123	77,896
Income taxes payable	2,279	3,699
Accrued expenses	72,766	72,281
Total current liabilities	195,949	185,220
Long-term debt	1,639,499	1,698,819
Deferred income taxes	210,361	208,579
Other long-term liabilities	15,989	14,686
Total liabilities	2,061,798	2,107,304
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 31,497,758 and 31,059,038 shares issued, respectively; 31,394,605 and 30,925,496 shares outstanding, respectively	31	31
Additional paid-in capital	652,365	637,955
Treasury stock, at cost, 103,153 and 133,542 shares, respectively	(4,506)	(5,834)
Retained earnings	108,040	109,087
Accumulated other comprehensive income (loss)	27,203	(16,000)
Total stockholders’ equity	783,133	725,239
Total liabilities and stockholders’ equity	$2,844,931	$2,832,543
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended		Six Months Ended
(in thousands except per share data)	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Sales	$362,719	$348,382	$708,132	$680,620
Cost of sales	263,447	252,351	517,634	493,121
Gross profit	99,272	96,031	190,498	187,499
Operating expenses:
Selling, general and administrative expenses	39,724	37,628	79,223	79,516
Research, development and engineering costs, net	12,889	13,640	26,300	30,946
Other operating expenses, net	6,920	15,494	18,691	36,634
Total operating expenses	59,533	66,762	124,214	147,096
Operating income	39,739	29,269	66,284	40,403
Interest expense, net	25,647	27,908	54,540	55,525
Other (income) loss, net	9,976	674	11,823	(3,047)
Income (loss) before provision for income taxes	4,116	687	(79)	(12,075)
Provision for income taxes	1,126	1,457	1,270	1,355
Net income (loss)	$2,990	$(770)	$(1,349)	$(13,430)
Earnings (loss) per share:
Basic	$0.10	$(0.03)	$(0.04)	$(0.44)
Diluted	$0.09	$(0.03)	$(0.04)	$(0.44)
Weighted average shares outstanding:
Basic	31,302	30,767	31,159	30,743
Diluted	31,982	30,767	31,159	30,743

Comprehensive Income (Loss)
Net income (loss)	$2,990	$(770)	$(1,349)	$(13,430)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	34,599	(9,701)	41,135	9,059
Net change in cash flow hedges, net of tax	318	(1,247)	2,068	(880)
Other comprehensive income (loss)	34,917	(10,948)	43,203	8,179
Comprehensive income (loss)	$37,907	$(11,718)	$41,854	$(5,251)
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
(in thousands)	June 30, 2017	July 1, 2016
Cash flows from operating activities:
Net loss	$(1,349)	$(13,430)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	49,465	45,048
Debt related amortization included in interest expense	6,241	3,581
Stock-based compensation	7,950	4,962
Other non-cash (gains) losses	11,367	(108)
Deferred income taxes	(2,447)	(3,776)
Changes in operating assets and liabilities:
Accounts receivable	(6,313)	11,858
Inventories	(9,451)	(23,919)
Prepaid expenses and other current assets	2,515	(3,124)
Accounts payable	15,373	12,844
Accrued expenses	215	(3,865)
Income taxes	3,599	3,683
Net cash provided by operating activities	77,165	33,754
Cash flows from investing activities:
Acquisition of property, plant and equipment	(22,438)	(30,402)
Purchase of cost and equity method investments	(497)	(2,198)
Other investing activities	672	(682)
Net cash used in investing activities	(22,263)	(33,282)
Cash flows from financing activities:
Principal payments of long-term debt	(118,839)	(16,500)
Proceeds from issuance of long-term debt	50,000	57,000
Proceeds from the exercise of stock options	8,725	610
Payment of debt issuance costs	(1,789)	(781)
Distribution of cash and cash equivalents to Nuvectra Corporation	—	(76,256)
Purchase of non-controlling interests	—	(6,818)
Other financing activities	—	(3,983)
Net cash used in financing activities	(61,903)	(46,728)
Effect of foreign currency exchange rates on cash and cash equivalents	1,418	368
Net decrease in cash and cash equivalents	(5,583)	(45,888)
Cash and cash equivalents, beginning of period	52,116	82,478
Cash and cash equivalents, end of period	$46,533	$36,590
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
(in thousands)	Shares	Amount		Shares	Amount
December 30, 2016	31,059	$31	$637,955	(134)	$(5,834)	$109,087	$(16,000)	$725,239
Cumulative effect adjustment of the adoption of ASU 2016-09 (Note 16)	—	—	(812)	—	—	302	—	(510)
December 30, 2016, adjusted	31,059	31	637,143	(134)	(5,834)	109,389	(16,000)	724,729
Comprehensive income:								—
Net loss	—	—	—	—	—	(1,349)	—	(1,349)
Other comprehensive income, net	—	—	—	—	—	—	43,203	43,203
Share-based compensation plans:
Stock-based compensation	—	—	7,950	—	—	—	—	7,950
Net shares issued	439	—	7,272	31	1,328	—	—	8,600
June 30, 2017	31,498	$31	$652,365	(103)	$(4,506)	$108,040	$27,203	$783,133
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
The Company utilizes a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31. The second quarter and first six months of 2017 and 2016 each contained 13 weeks and 26 weeks, respectively, and ended on June 30, and July 1, respectively. The Company’s 2017 and 2016 fiscal years will end or ended on December 29, 2017 and December 30, 2016, respectively.

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
In connection with the Spin-off, on March 14, 2016, Integer entered into several agreements with Nuvectra that govern its post Spin-off relationship with Nuvectra, including a Separation and Distribution Agreement, Tax Matters Agreement, Employee Matters Agreement and Transition Services Agreement. The Transition Services Agreement contains customary mutual indemnification provisions. Amounts earned by Integer under the Transition Services Agreement were immaterial for the six month periods ended June 30, 2017 and July 1, 2016.
(3.)    SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended
(in thousands)	June 30, 2017	July 1, 2016
Noncash investing and financing activities:
Property, plant and equipment purchases included in accounts payable	$4,825	$9,696
Purchase of technology included in accrued expenses	—	1,000
Divestiture of noncash assets	—	54,591
Divestiture of liabilities	—	2,119

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(4.)     INVENTORIES
Inventories are comprised of the following (in thousands):

	June 30, 2017	December 30, 2016
Raw materials	$103,037	$100,738
Work-in-process	93,903	89,224
Finished goods	38,622	35,189
Total	$235,562	$225,151
(5.)     GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
The changes in the carrying amount of goodwill by reporting unit for the six months ended June 30, 2017 were as follows (in thousands):

	Medical	Non- Medical	Total
December 30, 2016	$950,326	$17,000	$967,326
Foreign currency translation	14,007	—	14,007
June 30, 2017	$964,333	$17,000	$981,333
Intangible Assets
Intangible assets at June 30, 2017 and December 30, 2016 were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount
June 30, 2017
Definite-lived:
Purchased technology and patents	$256,719	$(109,262)	$3,243	$150,700
Customer lists	759,987	(73,896)	7,472	693,563
Other	4,534	(5,201)	788	121
Total	$1,021,240	$(188,359)	$11,503	$844,384
Indefinite-lived:
Trademarks and tradenames				$90,288

December 30, 2016
Definite-lived:
Purchased technology and patents	$256,719	$(100,719)	$333	$156,333
Customer lists	759,987	(60,474)	(6,269)	693,244
Other	4,534	(5,142)	803	195
Total	$1,021,240	$(166,335)	$(5,133)	$849,772
Indefinite-lived:
Trademarks and tradenames				$90,288

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(5.)     GOODWILL AND OTHER INTANGIBLE ASSETS, NET (Continued)
Aggregate intangible asset amortization expense is comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Cost of sales	$4,111	$4,240	$8,195	$8,480
Selling, general and administrative expenses	6,799	5,123	13,557	10,259
Research, development and engineering costs, net	136	151	272	239
Total intangible asset amortization expense	$11,046	$9,514	$22,024	$18,978
Estimated future intangible asset amortization expense based on the carrying value as of June 30, 2017 is as follows (in thousands):

	2017	2018	2019	2020	2021	After 2021
Amortization Expense	22,014	45,209	45,303	45,907	$44,784	$641,167
(6.)     DEBT
Long-term debt is comprised of the following (in thousands):

	June 30, 2017	December 30, 2016
Senior secured term loan A	$346,875	$356,250
Senior secured term loan B	913,286	1,014,750
9.125% senior notes due 2023	360,000	360,000
Revolving line of credit	82,000	40,000
Unamortized discount on term loan B and debt issuance costs	(36,881)	(40,837)
Total debt	1,665,280	1,730,163
Less current portion of long-term debt	25,781	31,344
Total long-term debt	$1,639,499	$1,698,819
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
On March 17, 2017, the Company amended the Senior Secured Credit Facilities to lower the interest rate on the TLB Facility. The amendment reduced the applicable interest rate margins of its TLB Facility for both base rate and adjusted LIBOR borrowings by 75 basis points. The amendment also includes a prepayment fee of 1.00% in the event of another repricing event (as defined in the Senior Secured Credit Facilities) on or before the six-month anniversary of this amendment. There was no change to maturities or covenants under the Senior Secured Credit Facilities as a result of this repricing amendment.

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
As of June 30, 2017, the Company had $82 million of outstanding borrowings on the Revolving Credit Facility and an available borrowing capacity of $109.2 million after giving effect to $8.8 million of outstanding standby letters of credit. As of June 30, 2017, the weighted average interest rate on all outstanding borrowings under the Revolving Credit Facility was 4.37%.
Subject to certain conditions, commitments under the Revolving Credit Facility may be increased through an incremental revolving facility so long as, on a pro forma basis, the Company’s first lien net leverage ratio does not exceed 4.25:1.00. The outstanding amount of the Revolving Credit Facility approximated its fair value as of June 30, 2017 based upon the debt being variable rate and short-term in nature.
Term Loan Facilities
The TLA Facility and TLB Facility mature on October 27, 2021 and October 27, 2022, respectively. Interest rates on the TLB Facility are, at the Company’s option, either at: (i) the prime rate plus 2.50% or (ii) the applicable LIBOR rate plus 3.50%, with LIBOR subject to a 1.00% floor. As of June 30, 2017, the interest rates on the TLA Facility and TLB Facility were 4.47% and 4.71%, respectively. Subject to certain conditions, one or more incremental term loan facilities may be added to the Term Loan Facilities so long as, on a pro forma basis, the Company’s first lien net leverage ratio does not exceed 4.25:1.00.
As of June 30, 2017, the estimated fair value of the TLB Facility was approximately $918 million, based on quoted market prices for the debt, recent sales prices for the debt and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and is classified as Level 2 measurements within the fair value hierarchy. The par amount of the TLA Facility approximated its fair value as of June 30, 2017 based upon the debt being variable rate in nature.
Covenants
The Revolving Credit Facility and TLA Facility contain covenants requiring (A) a maximum Total Net Leverage Ratio of 6.25:1.00, subject to step downs beginning in the first quarter of 2018 and (B) a minimum interest coverage ratio of adjusted EBITDA (as defined in the Senior Secured Credit Facilities) to interest expense of not less than 2.50:1.00 subject to step ups beginning in the first quarter of 2018. The TLB Facility does not contain any financial maintenance covenants. As of June 30, 2017, the Company was in compliance with these financial covenants.
The Senior Secured Credit Facilities also contain negative covenants that restrict the Company’s ability to (i) incur additional indebtedness; (ii) create certain liens; (iii) consolidate or merge; (iv) sell assets, including capital stock of the Company’s subsidiaries; (v) engage in transactions with the Company’s affiliates; (vi) create restrictions on the payment of dividends or other amounts from the Company’s restricted subsidiaries; (vii) pay dividends on capital stock or redeem, repurchase or retire capital stock; (viii) pay, prepay, repurchase or retire certain subordinated indebtedness; (ix) make investments, loans, advances and acquisitions; (x) make certain amendments or modifications to the organizational documents of the Company or its subsidiaries or the documentation governing other senior indebtedness of the Company; and (xi) change the Company’s type of business. These negative covenants are subject to a number of limitations and exceptions that are described in the Senior Secured Credit Facilities agreement. As of June 30, 2017, the Company was in compliance with all negative covenants under the Senior Secured Credit Facilities.
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
As of June 30, 2017, the estimated fair value of the Senior Notes was approximately $383 million, based on quoted market prices of these Senior Notes, recent sales prices for the Senior Notes and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and is classified as Level 2 measurements within the fair value hierarchy.
The indenture for the Senior Notes contain certain restrictive covenants and provides for customary events of default, subject in certain cases to customary cure periods, in which the Senior Notes and any unpaid interest would become due and payable. As of June 30, 2017, the Company was in compliance with all restrictive covenants under the indenture governing the Senior Notes.
Contractual maturities under the Senior Secured Credit Facilities and Senior Notes for the remainder of 2017 and the five years and thereafter, excluding any discounts or premiums, as of June 30, 2017 are as follows (in thousands):

	2017	2018	2019	2020	2021	After 2021
Future minimum principal payments	$11,718	$30,469	$37,500	$119,500	$229,688	$1,273,286
Debt Issuance Costs and Discounts
The change in deferred debt issuance costs related to the Revolving Credit Facility is as follows (in thousands):

December 30, 2016	$3,800
Amortization during the period	(496)
June 30, 2017	$3,304
The change in unamortized discount and debt issuance costs related to the Term Loan Facilities and Senior Notes is as follows (in thousands):

	Debt Issuance Costs	Unamortized Discount on TLB Facility	Total
December 30, 2016	$32,096	$8,741	$40,837
Financing costs incurred	1,789	—	1,789
Write-off of debt issuance costs and unamortized discount(1)	(1,702)	(792)	(2,494)
Amortization during the period	(2,607)	(644)	(3,251)
June 30, 2017	$29,576	$7,305	$36,881

(1)
The Company prepaid a portion of its TLB Facility during the first and second quarters of 2017. The Company recognized losses from extinguishment of debt during the three and six months ended June 30, 2017 of $0.9 million and $2.5 million, respectively, which is included in Interest Expense, Net in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The loss from extinguishment of debt represents the portion of the unamortized discount and debt issuance costs related to the TLB Facility prepaid.

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

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(6.)     DEBT (Continued)
Information regarding the Company’s outstanding interest rate swap designated as a cash flow hedge as of June 30, 2017 is as follows (dollars in thousands):

Notional Amount	Start Date	End Date	Pay Fixed Rate	Receive Current Floating Rate	Fair Value	Balance Sheet Location
$200,000	Jun-17	Jun-20	1.1325%	1.22%	$3,015	Other Long-Term Assets
The estimated fair value of the interest rate swap agreement represents the amount the Company would receive (pay) to terminate the contract. No portion of the change in fair value of the Company’s interest rate swap during the six months ended June 30, 2017 and July 1, 2016 was considered ineffective. The amount recorded as a reduction to Interest Expense during the six months ended June 30, 2017 related to the Company’s interest rate swaps was $0.3 million. The estimated Accumulated Other Comprehensive Income (Loss) related to the Company’s interest rate swaps that is expected to be reclassified into earnings within the next twelve months is a $0.5 million gain.
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
The change in net defined benefit plan liability is as follows (in thousands):

December 30, 2016	$7,556
Net defined benefit cost	329
Benefit payments	(47)
Foreign currency translation	819
June 30, 2017	$8,657
Net defined benefit cost is comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Service cost	$115	$110	$225	$218
Interest cost	40	45	78	88
Amortization of net loss	19	47	36	93
Expected return on plan assets	(6)	(4)	(10)	(9)
Net defined benefit cost	$168	$198	$329	$390

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
The components and classification of stock-based compensation expense were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Stock options	$283	$585	$993	$1,194
Restricted stock and restricted stock units	2,998	1,542	6,957	3,768
Total stock-based compensation expense	$3,281	$2,127	$7,950	$4,962

Cost of sales	$339	$150	$481	$347
Selling, general and administrative expenses	2,733	1,528	4,892	3,183
Research, development and engineering costs, net	179	116	284	293
Other operating expenses, net	30	333	2,293	1,139
Total stock-based compensation expense	$3,281	$2,127	$7,950	$4,962
During the first quarter of 2017, the Company recorded $2.2 million of accelerated stock-based compensation expense in connection with the transition of its former Chief Executive Officer per the terms of his contract, which was classified as Other Operating Expenses, Net. In connection with the Spin-off, certain awards granted to employees who transferred to Nuvectra were canceled. As required, the Company accelerated the remaining expense related to these canceled awards of $0.5 million during the first quarter of 2016, which was classified as Other Operating Expenses, Net.
The weighted average fair value and assumptions used to value options granted are as follows:

	Six Months Ended
	June 30, 2017	July 1, 2016
Weighted average fair value	$10.58	$9.41
Risk-free interest rate	1.69%	1.58%
Expected volatility	37%	26%
Expected life (in years)	4.1	5.0
Expected dividend yield	—%	—%

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(8.)     STOCK-BASED COMPENSATION (Continued)
The following table summarizes the Company’s stock option activity:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In Millions)
Outstanding at December 30, 2016	1,739,972	$28.26
Granted	57,407	32.99
Exercised	(406,588)	21.46
Forfeited or expired	(33,958)	45.95
Outstanding at June 30, 2017	1,356,833	$30.05	6.4	$19.5
Exercisable at June 30, 2017	1,162,235	$29.28	5.8	$17.4
During the six months ended June 30, 2017, the Company awarded grants of 0.6 million RSUs to certain members of management, of which 0.4 million are performance-based RSUs (“PSUs”) and the remainder are time-based RSUs that vest over three years. Of the PSUs, 0.3 million of the shares subject to each grant will be earned based upon achievement of specific Company performance metrics for the Company’s fiscal year ending December 29, 2017, and 0.1 million of the shares subject to each grant will be earned based on the Company’s achievement of a relative total shareholder return (“TSR”) performance requirement, on a percentile basis, compared to a defined group of peer companies over a two-year performance period ending December 28, 2018. The number of PSUs earned based on the achievement of the Company performance metrics and TSR performance requirements, if any, will vest based on the recipient’s continuous service to the Company over a period of generally one to three years from the grant date. The time-based RSUs generally vest ratably over a three-year period. The RSUs do not have rights to dividends or dividend equivalents.
The grant-date fair value of the TSR portion of the PSUs granted during the six months ended June 30, 2017 was determined using the Monte Carlo simulation model on the date of grant, assuming the following (i) expected term of 1.89 years, (ii) risk free interest rate of 1.12%, (iii) expected dividend yield of 0.0% and (iv) expected stock price volatility over the expected term of the TSR award of 48.9%. The grant-date fair value of all other restricted stock awards is equal to the closing market price of Integer common stock on the date of grant.
The following table summarizes time-vested restricted stock and RSU activity:

	Time-Vested Activity	Weighted Average Fair Value
Nonvested at December 30, 2016	39,394	$45.51
Granted	264,111	32.45
Vested	(49,263)	32.14
Forfeited	(11,658)	38.19
Nonvested at June 30, 2017	242,584	$34.34
The following table summarizes PSU activity:

	Performance- Vested Activity	Weighted Average Fair Value
Nonvested at December 30, 2016	356,586	$31.87
Granted	378,219	30.74
Forfeited	(284,183)	30.75
Nonvested at June 30, 2017	450,622	$31.63

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(9.)     OTHER OPERATING EXPENSES, NET
Other Operating Expenses, Net is comprised of the following (in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Investments in capacity and capabilities	$1,275	$5,126	$2,865	$9,279
Lake Region Medical consolidations	1,461	2,088	2,167	4,447
Acquisition and integration costs	2,970	7,859	7,790	17,824
Asset dispositions, severance and other	1,118	259	5,674	4,785
Other consolidation and optimization initiatives	96	162	195	299
Total other operating expenses, net	$6,920	$15,494	$18,691	$36,634
Investments in Capacity and Capabilities
One of the Company’s strategic objectives is to invest in its capacity and capabilities in order to better align its resources to meet its customers’ needs and drive organic growth and profitability. Currently this initiative includes the following:

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
The total capital investment expected for these initiatives is between $24.0 million and $25.0 million, of which $23.4 million has been expended through June 30, 2017. Total restructuring charges expected to be incurred in connection with these initiatives are between $53.0 million and $55.0 million, of which $52.0 million has been incurred through June 30, 2017. Expenses related to this initiative are primarily recorded within the Medical segment and include the following:

•	Severance and retention: $6.0 million - $7.0 million;

•	Accelerated depreciation and asset write-offs: $3.0 million - $3.0 million; and

•	Other: $44.0 million - $45.0 million
Other expenses primarily consist of costs to relocate certain equipment and personnel, duplicate personnel costs, excess overhead, disposal, and travel expenditures. All expenses are cash expenditures except accelerated depreciation and asset write-offs. The change in accrued liabilities related to the Company’s investments in capacity and capabilities since 2014 is as follows (in thousands):

	Severance and Retention	Accelerated Depreciation/ Asset Write-offs	Other	Total
December 30, 2016	$66	$—	$—	$66
Restructuring charges	188	—	2,677	2,865
Cash payments	(157)	—	(2,647)	(2,804)
June 30, 2017	$97	$—	$30	$127

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
The total capital investment expected to be incurred for these initiatives is between $5.0 million and $6.0 million, of which $2.9 million has been expended through June 30, 2017. Total expense expected to be incurred for these initiatives are between $20.0 million and $25.0 million, of which $12.7 million has been incurred through June 30, 2017. Expenses related to these initiatives have been and will be recorded within the Medical segment and are expected to include the following:

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
Other expenses primarily consist of production inefficiencies, moving, revalidation, personnel, training, consulting, and travel costs associated with these consolidation projects. All expenses are cash expenditures except accelerated depreciation and asset write-offs. The change in accrued liabilities related to the Lake Region Medical consolidation initiatives is as follows (in thousands):

	Severance and Retention	Accelerated Depreciation/ Asset Write-offs	Other	Total
December 30, 2016	$729	$—	$402	$1,131
Restructuring charges	737	—	1,430	2,167
Cash payments	(510)	—	(1,532)	(2,042)
June 30, 2017	$956	$—	$300	$1,256
Acquisition and integration costs
During the first six months of 2017 and 2016, the Company incurred $7.8 million and $17.8 million respectively, in acquisition and integration costs related to the acquisition of Lake Region Medical, consisting primarily of integration costs. Integration costs primarily include professional, consulting, severance, retention, relocation, and travel costs. In addition, the first six months of 2016 includes transaction costs, primarily related to change-in-control payments to former Lake Region Medical executives, as well as professional and consulting fees. As of June 30, 2017 and December 30, 2016, $2.1 million and $4.5 million of acquisition and integration costs related to the Lake Region Medical acquisition were accrued.
Total expense expected to be incurred in connection with the integration of Lake Region Medical is between $45.0 million and $50.0 million, of which $40.3 million were incurred through June 30, 2017. Total capital expenditures for this initiative are expected to be between $15.0 million and $20.0 million, of which $11.5 million were incurred through June 30, 2017.
Asset dispositions, severance and other
During the first six months of 2017 and 2016, the Company recorded losses in connection with various asset disposals and/or write-downs. The 2017 amount also includes approximately $5.3 million in expense related to the Company’s leadership transitions, which were recorded within the corporate unallocated segment. The 2016 amount also includes legal and professional costs in connection with the Spin-off of $4.4 million. Expenses related to the Spin-off were primarily recorded within the corporate unallocated and the Medical segment. Refer to Note 2 “Divestiture” for additional information on the Spin-off.

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
The Company’s worldwide effective tax rate for the second quarter of 2017 was 27.4% on $4.1 million of income before the provision for income taxes compared to 212.1% on $0.7 million of income before the provision for income taxes for the same period in 2016. Income tax expense for the first six months of 2017 was $1.3 million on $0.1 million of losses before the provision for income taxes compared to $1.4 million on $12.1 million of losses before provision for income taxes for the same period of 2016. The difference between the Company’s effective tax rate and the U.S. federal statutory income tax rate in the current year is primarily attributable to the Company’s overall lower effective tax rate in the foreign jurisdictions in which it operates and where its foreign earnings are derived, including Switzerland, Mexico, Germany, Uruguay, and Ireland. In addition, the Company currently has a tax holiday in Malaysia through April 2018, with a potential extension through April 2023 if certain conditions are met.
As of June 30, 2017, the balance of unrecognized tax benefits is approximately $11.2 million. It is reasonably possible that a reduction of up to $0.6 million of the balance of unrecognized tax benefits may occur within the next twelve months as a result of potential audit settlements. Approximately $10.4 million of the balance of unrecognized tax benefits would favorably impact the effective tax rate, net of federal benefit on state issues, if recognized.
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

December 30, 2016	$3,911
Additions to warranty reserve, net of reversals	1,235
Warranty claims settled	(1,032)
June 30, 2017	$4,114

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(11.)     COMMITMENTS AND CONTINGENCIES (Continued)
Foreign Currency Contracts
The Company periodically enters into foreign currency forward contracts to hedge its exposure to foreign currency exchange rate fluctuations in its international operations. The Company has designated these foreign currency forward contracts as cash flow hedges; and accordingly, the effective portions of the unrealized gains and losses on these contracts is reported in Accumulated Other Comprehensive Income (Loss) in the Condensed Consolidated Balance Sheets and is reclassified to earnings in the same periods during which the hedged transactions affect earnings. The estimated Accumulated Other Comprehensive Income (Loss) related to the Company’s foreign currency contracts that is expected to be reclassified into earnings within the next twelve months is a $1.6 million gain.
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
The impact to the Company’s results of operations from its forward contract hedges is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Increase in sales	$163	$—	$139	$—
Increase (decrease) in cost of sales	(179)	768	883	1,387
Ineffective portion of change in fair value	—	—	—	—
Information regarding outstanding foreign currency contracts designated as cash flow hedges as of June 30, 2017 is as follows (dollars in thousands):

Aggregate Notional Amount	Start Date	End Date	$/Foreign Currency		Fair Value	Balance Sheet Location
$12,327	Jan 2017	Dec 2017	0.0514	Peso	$710	Prepaid expenses and other current assets
$12,896	Feb 2017	Dec 2017	1.0747	Euro	$877	Prepaid expenses and other current assets

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(12.)     EARNINGS (LOSS) PER SHARE (“EPS”)
The following table illustrates the calculation of basic and diluted EPS (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Numerator for basic and diluted EPS:
Net income (loss)	$2,990	$(770)	$(1,349)	$(13,430)
Denominator for basic EPS:
Weighted average shares outstanding	31,302	30,767	31,159	30,743
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units	680	—	—	—
Denominator for diluted EPS	31,982	30,767	31,159	30,743
Basic EPS	$0.10	$(0.03)	$(0.04)	$(0.44)
Diluted EPS	$0.09	$(0.03)	$(0.04)	$(0.44)
The diluted weighted average share calculations do not include the following securities, which are not dilutive to the EPS calculations or the performance criteria have not been met (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Time-vested stock options, restricted stock and RSUs	556	1,916	1,599	1,916
Performance-vested restricted stock and PSUs	180	417	451	417

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(13.)     ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated Other Comprehensive Income (Loss) is comprised of the following (in thousands):

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total Pre-Tax Amount	Tax	Net-of-Tax Amount
March 31, 2017	$(1,475)	$4,112	$(9,124)	$(6,487)	$(1,227)	$(7,714)
Unrealized gain on cash flow hedges	—	1,069	—	1,069	(374)	695
Realized gain on foreign currency hedges	—	(342)	—	(342)	120	(222)
Realized gain on interest rate swap hedges	—	(238)	—	(238)	83	(155)
Foreign currency translation gain	—	—	34,599	34,599	—	34,599
June 30, 2017	$(1,475)	$4,601	$25,475	$28,601	$(1,398)	$27,203

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total Pre-Tax Amount	Tax	Net-of-Tax Amount
December 30, 2016	$(1,475)	$1,420	$(15,660)	$(15,715)	$(285)	$(16,000)
Unrealized gain on cash flow hedges	—	2,781	—	2,781	(973)	1,808
Realized loss on foreign currency hedges	—	744	—	744	(260)	484
Realized gain on interest rate swap hedges	—	(344)	—	(344)	120	(224)
Foreign currency translation gain	—	—	41,135	41,135	—	41,135
June 30, 2017	$(1,475)	$4,601	$25,475	$28,601	$(1,398)	$27,203

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total Pre-Tax Amount	Tax	Net-of-Tax Amount
April 1, 2016	$(1,179)	$(1,827)	$22,369	$19,363	$1,134	$20,497
Unrealized loss on cash flow hedges	—	(2,687)	—	(2,687)	940	(1,747)
Realized loss on foreign currency hedges	—	768	—	768	(268)	500
Foreign currency translation loss	—	—	(9,701)	(9,701)	—	(9,701)
July 1, 2016	$(1,179)	$(3,746)	$12,668	$7,743	$1,806	$9,549

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total Pre-Tax Amount	Tax	Net-of-Tax Amount
January 1, 2016	$(1,179)	$(2,392)	$3,609	$38	$1,332	$1,370
Unrealized loss on cash flow hedges	—	(2,741)	—	(2,741)	959	(1,782)
Realized loss on foreign currency hedges	—	1,387	—	1,387	(485)	902
Foreign currency translation gain	—	—	9,059	9,059	—	9,059
July 1, 2016	$(1,179)	$(3,746)	$12,668	$7,743	$1,806	$9,549
The realized loss (gain) relating to the Company’s foreign currency hedges were reclassified from Accumulated Other Comprehensive Income (Loss) and included in Cost of Sales or Sales as the transactions they are hedging occur. The realized gain relating to the Company’s interest rate swap hedges were reclassified from Accumulated Other Comprehensive Income (Loss) and included in Interest Expense, Net as interest on the corresponding debt being hedged is accrued.

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
The following table provides information regarding assets and liabilities recorded at fair value on a recurring basis (in thousands):

	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2017
Assets: Foreign currency contracts	$1,587	$—	$1,587	$—
Assets: Interest rate swap	3,015	—	3,015	—

December 30, 2016
Assets: Interest rate swaps	$3,482	$—	$3,482	$—
Liabilities: Foreign currency contracts	2,063	—	2,063	—
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
Cost and Equity Method Investments
The Company holds investments in equity and other securities that are accounted for as either cost or equity method investments, which are classified as Other Assets on the Condensed Consolidated Balance Sheets. The total carrying value of these investments is reviewed quarterly for changes in circumstance or the occurrence of events that suggest the Company’s investment may not be recoverable. The fair value of cost method investments are not adjusted if there are no identified events or changes in circumstances that may have a material effect on the fair value of the investments.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(14.)     FAIR VALUE MEASUREMENTS (Continued)
Gains and losses realized on cost and equity method investments are recorded in Other (Income) Loss, Net. The aggregate recorded amount of cost and equity method investments at June 30, 2017 and December 30, 2016 was $18.4 million and $22.8 million, respectively. The Company’s equity method investment is in a Chinese venture capital fund focused on investing in life sciences companies. This fund accounts for its investments at fair value with the unrealized change in fair value of these investments recorded as income or loss to the fund in the period of change. As of June 30, 2017, the Company owned 7.1% of this fund.
During the second quarter of 2017, the Company determined that the fair value of one of its cost method investments was below its carrying value and that the carrying value of this investment was not expected to be recoverable within a reasonable period of time. As a result, the Company recognized a $5.0 million impairment charge in the second quarter of 2017. The Company did not recognize any impairment charges related to cost method investments during the first quarter of 2017 or the six months ended July 1, 2016. The fair value of these investments is primarily determined by reference to recent sales data of similar shares to independent parties in an inactive market. This fair value calculation is categorized in Level 2 of the fair value hierarchy. During the six month periods ended June 30, 2017 and July 1, 2016, the Company recognized a net loss of $4.8 million and gain of $1.2 million, respectively, on its cost and equity method investments.
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

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(15.)     SEGMENT INFORMATION (Continued)
The tables below present information about our reportable segments (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Segment sales by product line:
Medical
Cardio & Vascular	$132,231	$122,253	$257,339	$235,924
Cardiac & Neuromodulation	106,185	106,919	209,998	215,452
Advanced Surgical, Orthopedics & Portable Medical	108,560	109,391	213,706	207,753
Total Medical	346,976	338,563	681,043	659,129
Non-Medical	15,743	9,819	27,089	21,491
Total sales	$362,719	$348,382	$708,132	$680,620
There were no sales between segments during the six months ended June 30, 2017 and July 1, 2016.

	Three Months Ended		Six Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Segment income from operations:
Medical	$55,233	$41,869	$105,593	$73,710
Non-Medical	4,940	3,062	6,502	2,051
Total segment income from operations	60,173	44,931	112,095	75,761
Unallocated operating expenses	(20,434)	(15,662)	(45,811)	(35,358)
Operating income	39,739	29,269	66,284	40,403
Unallocated expenses, net	(35,623)	(28,582)	(66,363)	(52,478)
Income (loss) before provision for income taxes	$4,116	$687	$(79)	$(12,075)

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(16.)	IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
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
Recently Adopted
In March 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 simplifies various aspects of the accounting for stock-based payments. The simplifications include:

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
The Company adopted the provisions of ASU 2016-09 on December 31, 2016, the beginning of its 2017 fiscal year. The adoption of ASU 2016-09 resulted in the Company making an accounting policy election to change how it will recognize the number of stock awards that will ultimately vest. In the past, the Company applied a forfeiture rate to shares granted. With the adoption of ASU 2016-09, the Company will recognize forfeitures as they occur. This change resulted in the Company making a cumulative effect change to retained earnings of $0.3 million. In addition, the Company recorded the tax effects associated with stock-based compensation through the income statement, which resulted in $0.4 million, net tax expense for the first six months of 2017, and will continue to record amounts prospectively through the income statement in accordance with ASU 2016-09.  Finally, the Company adjusted its dilutive shares calculation to remove the excess tax benefits from the calculation of EPS on a prospective basis. The revised calculation is more dilutive, but did not have a material impact on the Company's diluted EPS calculation for the first six months of 2017.
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

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(16.)     IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS (Continued)
Not Yet Adopted
In May 2017, the FASB issued ASU 2017-09, “Stock Compensation - Scope of Modification Accounting,” which provides guidance as to when a modification of a share-based award must be accounted for. In general, if a modification of the terms and conditions of an award does not change the fair value of the award (or calculated value or intrinsic value, if used instead of fair value), does not change the vesting conditions of the award, and does not change the classification of the award as an equity instrument or a liability instrument, then an entity need not account for the modification. The new rules are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. The new rules are applied prospectively to awards modified after the adoption date. The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial statements.
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
The Company is continuing to evaluate the effect this guidance will have on its consolidated financial statements, including potential impacts on the amount and timing of revenue recognition and additional information that may be necessary for the required expanded disclosures. The Company has substantially completed its inventory of all outstanding contracts and has begun the process of applying the five-step model to those contracts to evaluate the quantitative and qualitative impacts the new standard will have on its business and reported revenues. Based on the assessment completed to date, the Company has identified that the timing of revenue related to several of its supply agreements may change from recognition at point of shipment to recognition over time. The Company is still evaluating the appropriate measure of progress to use to recognize revenue over time, and as such, is unable to quantify the impact this change will have on its reported revenues at this time. The Company plans to adopt this ASU, as amended, in the first quarter of fiscal year 2018 on a modified retrospective basis.

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
Our Medical customers include large multi-national medical device original equipment manufacturers (“OEMs”) and their subsidiaries such as Abbott Labs, Biotronik, Boehringer Ingelheim, Boston Scientific, Cardinal Health, Johnson & Johnson, LivaNova, Medtronic, Nevro Corp., Philips Healthcare, Smith & Nephew, Stryker, and Zimmer Biomet. For the six months ended June 30, 2017, Abbott Labs, Boston Scientific, Johnson & Johnson, and Medtronic collectively accounted for approximately 56% of our total sales. We believe that the diversification of our sales among the various subsidiaries and market segments with those four customers reduces our exposure to negative developments with any one customer. The loss of a significant amount of business from any of these four customers or a further consolidation of such customers could have a material adverse affect on our financial condition and results of operations.
Our Non-Medical customers include large multi-national OEMs and their subsidiaries serving the energy, military and environmental services markets such as Halliburton, Teledyne Technologies and Weatherford International.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

Financial Overview
Net income for the second quarter (“QTD”) and first six months (“YTD”) of 2017 was $3.0 million, or $0.09 per diluted share, and a net loss of $1.3 million, or $0.04 per diluted share, respectively, compared to net losses of $0.8 million, or $0.03 per diluted share, and $13.4 million, or $0.44 per diluted share, for the second quarter and first six months of 2016, respectively. These year over year variances are primarily the result of the following:

•
Sales for the second quarter and first six months of 2017 increased 4% for each period. In comparison to the prior year periods, foreign currency exchange rates decreased sales by approximately $1.2 million and $2.6 million for the second quarter and first six months of 2017, respectively, and the Spin-off decreased sales by $1.2 million for the first six months of 2017. Excluding these amounts, organic sales for the second quarter and first six months of 2017 each increased 5%, primarily driven by market growth, new business wins, as well as lower comparables versus 2016 in our Cardio & Vascular and Advanced Surgical, Orthopedics & Portable Medical product lines due to the disruption of supply caused by the transfer of certain product lines throughout 2016;

•	Gross profit for the second quarter and first six months of 2017 increased $3.2 million and $3.0 million, respectively, primarily due to the increase in sales discussed above;

•
Operating expenses for the second quarter and first six months of 2017 were lower by $7.2 million and $22.9 million, respectively, primarily due to the results of Nuvectra not being included after the Spin-off ($4.7 million YTD), lower consolidation and integration charges ($9.4 million QTD, $18.8 million YTD), and various efficiencies and synergies gained as a result of our integration and consolidation initiatives partially offset by higher performance based compensation ($1.4 million QTD and YTD);

•
Interest expense for the second quarter and first six months of 2017 declined $2.3 million and $1.0 million, respectively, primarily due to the amendment of our Term Loan B Facility in March 2017, which lowered the interest rate by 75 basis points, as well as the repayment of $68.8 million of debt during the first six months of 2017. These reductions were partially offset by the accelerated write-off of deferred fees and original issue discount due to the accelerated pay down of debt during the first half of 2017 ($0.9 million QTD, $2.5 million YTD); and

•
Other (income) loss, net - higher losses on our cost and equity method investments ($4.3 million QTD, $6.0 million YTD) and higher foreign currency exchange rate losses ($5.0 million QTD, $8.8 million YTD) driven by the remeasurement of intercompany loans and the weakening of the U.S. dollar relative to the Euro during the first half of 2017, which are primarily non-cash in nature.

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

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

A reconciliation of GAAP net income (loss) and diluted earnings (loss) per share (“EPS”) to adjusted amounts is as follows (in thousands, except per share amounts):

	Three Months Ended
	June 30, 2017			July 1, 2016
	Pre-Tax	Net Income	Per Diluted Share	Pre-Tax	Net Income (Loss)	Per Diluted Share
As reported (GAAP)	$4,116	$2,990	$0.09	$687	$(770)	$(0.03)
Adjustments:
Amortization of intangibles(a)	11,046	7,815	0.24	9,514	6,732	0.22
IP related litigation (SG&A)(a)(b)	915	595	0.02	285	185	0.01
Consolidation and optimization expenses (OOE)(a)(c)	2,832	2,093	0.07	7,376	5,975	0.19
Acquisition and integration expenses (OOE)(a)(d)	2,970	2,037	0.06	7,859	5,145	0.16
Asset dispositions, severance and other (OOE)(a)(e)	1,118	727	0.02	259	197	0.01
Loss on cost and equity method investments, net(a)	4,427	2,877	0.09	124	81	—
Loss on extinguishment of debt(a)(f)	935	608	0.02	—	—	—
Taxes(a)	(8,617)	—	—	(8,559)	—	—
Adjusted (Non-GAAP)		$19,742	$0.62		$17,545	$0.56
Diluted weighted average shares for adjusted EPS(h)		31,982			31,228

	Six Months Ended
	June 30, 2017			July 1, 2016
	Pre-Tax	Net Income (Loss)	Per Diluted Share	Pre-Tax	Net Income (Loss)	Per Diluted Share
As reported (GAAP)	$(79)	$(1,349)	$(0.04)	$(12,075)	$(13,430)	$(0.44)
Adjustments:
Amortization of intangibles(a)	22,024	15,561	0.49	18,978	13,423	0.43
IP related litigation (SG&A)(a)(b)	1,292	840	0.03	2,192	1,425	0.05
Consolidation and optimization expenses (OOE)(a)(c)	5,227	3,992	0.13	14,025	11,289	0.36
Acquisition and integration expenses (OOE)(a)(d)	7,790	5,170	0.16	17,824	11,656	0.37
Asset dispositions, severance and other (OOE)(a)(e)	5,674	3,684	0.12	4,785	4,423	0.14
(Gain) loss on cost and equity method investments, net(a)	4,825	3,136	0.10	(1,177)	(765)	(0.02)
Loss on extinguishment of debt(a)(f)	2,494	1,621	0.05	—	—	—
Nuvectra results prior to Spin-off (a)(g)	—	—	—	4,037	2,624	0.08
Taxes(a)	(16,592)	—	—	(17,944)	—	—
Adjusted (Non-GAAP)		$32,655	$1.03		$30,645	$0.98
Diluted weighted average shares for adjusted EPS(h)		31,833			31,257

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

(b)
In 2013, we filed suit against AVX Corporation alleging they were infringing our intellectual property. Given the complexity and significant costs incurred pursuing this litigation, we are excluding these litigation expenses from adjusted amounts. This matter proceeded to trial during the first quarter of 2016 and a federal jury awarded the Company $37.5 million in damages. This finding is subject to post-trial proceedings currently scheduled to be held in August 2017. To date, no gains have been recognized in connection with this litigation.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

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

(e)
Amounts for the second quarter of 2017 include approximately $0.6 million ($5.3 million YTD) of expense related to our CEO, CFO and Chief Human Resources Officer transitions. Costs for 2016 primarily include legal and professional fees incurred in connection with the Spin-off, which was completed in March 2016.

(f)	Represents debt extinguishment charges in connection with pre-payments made on our Term Loan B Facility during 2017, which are included in Interest Expense, Net.

(g)	Represents the results of Nuvectra prior to the Spin-off on March 14, 2016.

(h)
The diluted weighted average shares for adjusted EPS for the six months ended June 30, 2017 include 674,000 of potentially dilutive shares not included in the computation of diluted weighted average common shares for GAAP diluted EPS purpose because their effect would have been anti-dilutive given the Company’s net loss in that period. The diluted weighted average shares for adjusted EPS for the three and six months ended July 1, 2016 include 461,000 and 514,000, respectively, of potentially dilutive shares not included in the computation of diluted weighted average common shares for GAAP diluted EPS purposes because their effect would have been anti-dilutive given the Company’s net loss in those periods.

Adjusted diluted EPS of $0.62 and $1.03 per share for the second quarter and first six months of 2017, respectively, increased 11% and 5%, respectively, in comparison to the prior year periods. This was a result of the benefit of our increased sales and the various efficiencies and synergies gained from our integration and consolidation initiatives, partially offset by higher foreign currency exchange rate losses. The increase in losses from foreign exchange rate changes was $5.0 million ($4.0 million net of tax, $0.12 per diluted share) and $8.8 million ($7.1 million net of tax, $0.22 per diluted share) for the second quarter and first six months of 2017, respectively, in comparison to the prior year periods.
A reconciliation of GAAP net income (loss) to EBITDA and adjusted EBITDA is as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Net income (loss) (GAAP)	$2,990	$(770)	$(1,349)	$(13,430)

Interest expense	25,647	27,908	54,540	55,525
Provision for income taxes	1,126	1,457	1,270	1,355
Depreciation	13,813	13,121	27,441	26,070
Amortization	11,046	9,514	22,024	18,978
EBITDA	54,622	51,230	103,926	88,498

IP related litigation	915	285	1,292	2,192
Stock-based compensation (excluding OOE)	3,251	1,794	5,657	3,823
Consolidation and optimization expenses	2,832	7,376	5,227	14,025
Acquisition and integration expenses	2,970	7,859	7,790	17,824
Asset dispositions, severance and other	1,118	259	5,674	4,785
Noncash (gain) loss on cost and equity method investments	4,427	124	4,825	(515)
Nuvectra results prior to Spin-off	—	—	—	3,665
Adjusted EBITDA (Non-GAAP)	$70,135	$68,927	$134,391	$134,297

2017 Outlook
Our current full-year 2017 outlook is as follows (in millions, except for per share amounts):

	GAAP		Non-GAAP(b)
	As Reported	Growth	Adjusted	Growth
Sales	$1,400 to $1,430	1% to 3%	$1,400 to $1,430	1% to 3%
Earnings per Diluted Share(a)	$0.60 to $1.00	Favorable	$2.55 - $2.95	(5)% to 10%
Cash Flow from Operations	~$150	42%

(a)
Except as described below, further reconciliations by line item to the closest corresponding GAAP financial measures for Adjusted EPS, included in our “2017 Outlook” above, are not available without unreasonable efforts on a forward-looking basis due to the high variability, complexity and visibility of the charges excluded from this non-GAAP financial measure.

(b)
Adjusted EPS for 2017 is expected to consist of GAAP Net Income and EPS, excluding items such as intangible amortization ($44 million), IP related litigation costs, and consolidation, acquisition, integration, asset disposition and write-down charges, and loss on extinguishment of debt totaling approximately $90 million. The after-tax impact of these items is estimated to be approximately $62 million, or approximately $1.95 per diluted share.

Our CEO’s View
Another quarter of solid sales growth gives us confidence that we are back on an annual growth trajectory. We have had four quarters in a row of strong cash generation and even stronger debt repayment, which demonstrates our commitment to deleveraging. We are making good progress transitioning our business back to an annual growth trajectory. We are the market leader in Medical Device Outsource manufacturing, we have unrivaled capabilities to serve our customers’ needs - whether an engineered component or a complete device, to anything in between. Our innovative design and manufacturing capabilities, our global footprint and scalability, our high-quality, and our customer focus enable us to deliver more for our customers. As we execute our strategy and realize our vision, we expect to deliver sales growth that is above the market growth rate, we expect to accelerate our EBITDA and cash flow growth and we desire to earn a valuation premium for our shareholders.
Cost Savings and Consolidation Efforts
In 2017 and 2016, we recorded charges in Other Operating Expenses, Net related to various cost savings and consolidation initiatives. These initiatives were undertaken to improve our operational efficiencies and profitability, the most significant of which are as follows (dollars in millions):

Initiative	Expected Expense	Expected Capital	Expected Benefit to Operating Income(a)	Expected Completion
Investments in capacity and capabilities	$53 - $55	$24 - $25	> $20	2017
Lake Region Medical consolidations	$20 - $25	$5 - $6	$12 - $13	2018

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

See Note 9 “Other Operating Expenses, Net” of the Notes to Condensed Consolidated Financial Statements contained in Item 1 of this report for additional information about the timing, cash flow impact and amount of future expenditures for these initiatives. We continually evaluate our operating structure in order to maximize efficiencies and drive margin expansion. Future charges are expected to be incurred as we seek to create an optimized manufacturing footprint, leveraging our increased scale and product capabilities while also supporting the needs of our customers. Our efforts will include:

◦	potential manufacturing consolidations;

◦	continuous improvement and productivity initiatives;

◦	direct material and indirect expense savings opportunities; and

◦	the establishment of centers of excellence around the world.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

Our Financial Results
We utilize a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31. For 52-week years, each quarter contains 13 weeks. The second quarter and first six months of 2017 and 2016 ended on June 30, and July 1, respectively, and each contained 13 weeks and 26 weeks, respectively.
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
The following tables present selected financial information derived from our Condensed Consolidated Financial Statements, contained in Item 1 of this report, for the periods presented (dollars in thousands, except per share):

	Three Months Ended
	June 30,	July 1,	Change
	2017	2016	$	%
Medical Sales:
Cardio & Vascular	$132,231	$122,253	$9,978	8.2%
Cardiac & Neuromodulation	106,185	106,919	(734)	(0.7)%
Advanced Surgical, Orthopedics & Portable Medical	108,560	109,391	(831)	(0.8)%
Total Medical Sales	346,976	338,563	8,413	2.5%
Non-Medical	15,743	9,819	5,924	60.3%
Total Sales	362,719	348,382	14,337	4.1%
Cost of sales	263,447	252,351	11,096	4.4%
Gross profit	99,272	96,031	3,241	3.4%
Gross profit as a % of sales	27.4%	27.6%
Selling, general and administrative expenses (“SG&A”)	39,724	37,628	2,096	5.6%
SG&A as a % of sales	11.0%	10.8%
Research, development and engineering costs, net (“RD&E”)	12,889	13,640	(751)	(5.5)%
RD&E as a % of sales	3.6%	3.9%
Other operating expenses, net	6,920	15,494	(8,574)	(55.3)%
Operating income	39,739	29,269	10,470	26.3%
Operating margin	11.0%	8.4%
Interest expense, net	25,647	27,908	(2,261)	(8.1)%
Other loss, net	9,976	674	9,302	NM
Income before provision for income taxes	4,116	687	3,429	NM
Provision for income taxes	1,126	1,457	(331)	(22.7)%
Effective tax rate	27.4%	0.8%
Net income (loss)	$2,990	$(770)	$3,760	NM
Net income (loss) as a % of sales	0.8%	(0.2)%
Diluted earnings (loss) per share	$0.09	$(0.03)	$0.12	NM

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

	Six Months Ended
	June 30,	July 1,	Change
	2017	2016	$	%
Medical Sales:
Cardio & Vascular	$257,339	$235,924	$21,415	9.1%
Cardiac & Neuromodulation	209,998	215,452	(5,454)	(2.5)%
Advanced Surgical, Orthopedics & Portable Medical	213,706	207,753	5,953	2.9%
Total Medical Sales	681,043	659,129	21,914	3.3%
Non-Medical	27,089	21,491	5,598	26.0%
Total Sales	708,132	680,620	27,512	4.0%
Cost of sales	517,634	493,121	24,513	5.0%
Gross profit	190,498	187,499	2,999	1.6%
Gross profit as a % of sales	26.9%	27.5%
SG&A	79,223	79,516	(293)	(0.4)%
SG&A as a % of sales	11.2%	11.7%
RD&E	26,300	30,946	(4,646)	(15.0)%
RD&E as a % of sales	3.7%	4.5%
Other operating expenses, net	18,691	36,634	(17,943)	(49.0)%
Operating income	66,284	40,403	25,881	64.1%
Operating margin	9.4%	5.9%
Interest expense, net	54,540	55,525	(985)	(1.8)%
Other (income) loss, net	11,823	(3,047)	14,870	NM
Loss before provision for income taxes	(79)	(12,075)	11,996	(99.3)%
Provision for income taxes	1,270	1,355	(85)	(6.3)%
Effective tax rate	NM	NM
Net loss	$(1,349)	$(13,430)	$12,081	(90.0)%
Net loss as a % of sales	(0.2)%	(2.0)%
Diluted loss per share	$(0.04)	$(0.44)	$0.40	(90.9)%

NM Calculated amount not meaningful

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

Product Line Sales Highlights
For the second quarter and first six months of 2017, Cardio & Vascular sales increased $10.0 million, or 8%, and $21.4 million, or 9%, respectively, versus the comparable 2016 periods. These increases were primarily attributable to market growth and new business wins, as well as lower comparables in the first quarter of 2016 due to the disruption of supply caused by the transfer of our catheter and introducer operations from our Plymouth, MN facility to our Tijuana, Mexico facility, which occurred throughout 2016. During the second quarter and first six months of 2017, price and foreign currency exchange rate fluctuations did not materially impact our Cardio & Vascular sales in comparison to the same periods of 2016.
For the second quarter and first six months of 2017, Cardiac & Neuromodulation sales decreased $0.7 million, or 1% and $5.5 million, or 3%, respectively, versus the comparable 2016 periods. Approximately $1.2 million of the year-to-date decrease was a result of the Spin-off of Nuvectra in the first quarter of 2016. Foreign currency exchange rate fluctuations did not have a material impact on Cardiac & Neuromodulation sales during the second quarter and first six months of 2017 in comparison to the same periods of 2016. For the second quarter and first six months of 2017, organic Cardiac & Neuromodulation sales, which excludes the impact of the Spin-off and currency exchange rate fluctuations, decreased 1% and 2%, respectively. These decreases were primarily the result of a customer specified supplier delay during the first quarter of 2017 within our Neuromodulation product line, which was resolved during the second quarter. Additionally, during the second quarter and first six months of 2017, price concessions to our larger OEM customers reduced Cardiac & Neuromodulation sales by approximately $3 million and $4 million, respectively, in comparison to the same periods of 2016. Partially offsetting these decreases was an increase in cardiac rhythm management sales, which has begun to rebound from the market disruptions experienced in 2016.
For the second quarter and first six months of 2017, Advanced Surgical, Orthopedics & Portable Medical sales decreased $0.8 million, or 1%, and increased $6.0 million, or 3%, respectively, versus the comparable 2016 periods. Foreign currency exchange rate fluctuations reduced second quarter and first six months of 2017 sales by approximately $1 million and $2 million, respectively, in comparison to the 2016 periods due to the stronger U.S. dollar relative to the Euro on an average basis during those periods. For the second quarter and first six months of 2017, organic Advanced Surgical, Orthopedics & Portable Medical sales, which excludes the impact of foreign currency exchange rate fluctuations, increased 0.1% and 4%, respectively, in comparison to the respective 2016 periods. The year-to-date increase was primarily due to advanced surgical market growth and lower comparables versus the first quarter of 2016 due to the disruption of supply caused by the transfer of our portable medical operations from our Beaverton, OR facility to our Tijuana, Mexico facility, which occurred throughout 2016. For the second quarter and first six months of 2017, price concessions to our larger OEM customers reduced Advanced Surgical, Orthopedics & Portable Medical sales by approximately $1 million and $2 million, respectively, in comparison to the same periods of 2016.
For the second quarter and first six months of 2017, Non-Medical sales increased $5.9 million, or 60%, and $5.6 million, or 26%, respectively, versus the comparable 2016 periods. These increases were primarily driven by continued recovery in the energy markets, as well as, new business wins and market share gains. Foreign currency exchange rates and price fluctuations did not have a material impact on Non-Medical sales during the second quarter and first six months of 2017 in comparison to the same periods of 2016.

Gross Profit
Changes to gross profit as a percentage of sales (“Gross Margin”) from the prior year were due to the following:

	Change From Prior Year
	Three Months	Six Months
Price(a)	(1.0)%	(1.1)%
Mix(b)	0.2	(0.1)
Incentive compensation(c)	(0.6)	(0.4)
Production efficiencies and volume(d)	1.2	1.0
Total percentage point change to gross profit as a percentage of sales	(0.2)%	(0.6)%

(a)	Our Gross Margin for 2017 has been negatively impacted by price concessions given to our larger OEM customers in return for long-term volume commitments.

(b)
Our Gross Margin for the first six months of 2017 has been negatively impacted by a higher mix of sales of lower margin products. Our Gross Margin for the second quarter of 2017 benefited from a higher mix of sales of higher margin products.

(c)	Amounts represent the impact to our Gross Margin attributable to our cash and stock incentive programs. Performance-based compensation is accrued based upon actual results achieved.

(d)
Represents various increases and decreases to our Gross Margin. Overall, our Gross Margin for 2017 has been positively impacted by production efficiencies and synergies gained as a result of our integration and consolidation initiatives as well as higher volumes in comparison to the respective 2016 period.

SG&A Expenses
Changes to SG&A expenses from the prior year were due to the following (in thousands):

	Change From Prior Year
	Three Months	Six Months
Nuvectra SG&A(a)	$—	$(1,913)
Legal expenses(b)	1,025	(446)
Intangible asset amortization(c)	1,676	3,298
Incentive compensation programs(d)	954	1,107
Other(e)	(1,559)	(2,339)
Net increase (decrease) in SG&A Expenses	$2,096	$(293)

(a)	Amount represents the impact to our SG&A related to the over-head costs divested as a result of the Spin-off of Nuvectra in March 2016.

(b)
Amounts represent the change in legal costs compared to the prior year period. These variances were primarily due to the timing of legal expenses incurred related to our on-going patent infringement case. Refer to Note 11 “Commitments and Contingencies” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for information related to this patent infringement litigation.

(c)	Amounts represent the increase in intangible asset amortization (i.e. customer list), which is amortized based upon the forecasted cash flows at the time of acquisition for the respective asset.

(d)	Amounts represent the impact to our SG&A attributable to our cash and stock incentive programs. Performance-based compensation is accrued based upon actual results achieved.

(e)
Represents various increases and decreases to our SG&A. Overall, our SG&A for 2017 has been positively impacted by efficiencies and synergies gained as a result of our integration and consolidation initiatives.

RD&E Expenses, Net
Changes to RD&E expenses from the prior year were due to the following (in thousands):

	Change From Prior Year
	Three Months	Six Months
Nuvectra RD&E(a)	$—	$(2,830)
Customer cost reimbursements(b)	301	(409)
Other(c)	(1,052)	(1,407)
Net decrease in RD&E Expenses, Net	$(751)	$(4,646)

(a)	Amount represents the impact to our RD&E related to the divested costs as a result of the Spin-off of Nuvectra in March 2016.

(b)	Amount represents the change in customer cost reimbursements from the prior year. Customer cost reimbursements vary from period to period depending on the timing of achievement of project milestones.

(c)	Amount represents various efficiencies and synergies gained as a result of our integration and consolidation initiatives.
Other Operating Expenses, Net
Other Operating Expenses, Net is comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Investments in capacity and capabilities(a)	$1,275	$5,126	$2,865	$9,279
Lake Region Medical consolidations(a)	1,461	2,088	2,167	4,447
Acquisition and integration costs(b)	2,970	7,859	7,790	17,824
Asset dispositions, severance and other(c)	1,118	259	5,674	4,785
Other consolidation and optimization initiatives	96	162	195	299
Total other operating expenses, net	$6,920	$15,494	$18,691	$36,634

(a)
Refer to “Cost Savings and Consolidation Efforts” section of this Item and Note 9 “Other Operating Expenses, Net” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for disclosures related to the timing and level of remaining expenditures for these initiatives.

(b)
During the second quarter and first six months of 2017 and 2016, we incurred costs related to the acquisition of Lake Region Medical, consisting primarily of professional, consulting, severance, retention, relocation, and travel costs. In addition, the second quarter and first six months of 2016 includes change-in-control payments to former Lake Region Medical executives. Refer to Note 9 “Other Operating Expenses, Net” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for disclosures related to the timing and level of remaining expenditures for acquisition and integration costs.

(c)
The second quarter and first six months of 2017 amounts include approximately $0.6 million and $5.3 million, respectively, in expense related to our CEO, CFO and Chief Human Resources Officer transitions. The 2016 amounts primarily include legal and professional costs incurred in connection with the Spin-off.

We continually evaluate our operating structure in order to maximize efficiencies and drive margin expansion. Other Operating Expenses, Net for 2017 are expected to be approximately $25 million to $35 million.

Interest Expense, Net
Interest Expense, Net for the three and six months ended June 30, 2017 was $25.6 million and $54.5 million, respectively, compared to $27.9 million and $55.5 million for the three and six months ended July 1, 2016. The weighted average interest rates paid on all outstanding borrowings for the three and six months ended June 30, 2017 were 5.28% and 5.53%, respectively, compared to 5.75% for the comparable periods in 2016. The lower weighted average interest rates paid in 2017 were primarily due to our amending our Senior Secured Credit Facilities during March of 2017, which resulted in a 75 basis point reduction to the applicable interest rate margins of our TLB facility, partially offset by the increase in the LIBOR rate during 2017. Cash interest expense decreased $3.3 million and $3.6 million for the three and six months ended June 30, 2017, respectively, when compared to the same periods in 2016, primarily due to the previously mentioned rate reduction combined with lower outstanding debt balances due to the repayment of debt over the last year. Non-cash interest expense (i.e. deferred fee and discount amortization) increased $1.0 million and $2.7 million for the three and six months ended June 30, 2017, respectively, when compared to the same periods in 2016, primarily attributable to the accelerated write-off (losses from extinguishment of debt) of deferred fees and discounts due to prepayments of a portion of our TLB Facility during the first and second quarters of 2017. We recognized losses from extinguishment of debt during the three and six months ended June 30, 2017 of $0.9 million and $2.5 million, respectively. We have repaid $68.8 million of debt during the first six months of 2017, including $39.7 million during the second quarter. See Note 6 “Debt” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for additional information pertaining to our debt.
Other (Income) Loss, Net
Other (Income) Loss, Net for the three and six months ended June 30, 2017 was a loss of $10.0 million and $11.8 million, respectively, compared to a loss of $0.7 million and income of $3.0 million for the three and six months ended July 1, 2016, respectively. Other (Income) Loss, Net is primarily comprised of income (loss) on our cost and equity method investments and the impact of foreign currency exchange rates on transactions denominated in foreign currencies.
Other (Income) Loss, Net for the three and six months ended June 30, 2017 includes net losses realized on our cost and equity method investments of $4.4 million and $4.8 million, respectively, compared to a net loss of $0.1 million and net gains of $1.2 million for the three and six months ended July 1, 2016, respectively. During the second quarter of 2017, we recognized a $5.0 million impairment charge on one of our cost method investments. These investments are in start-up research and development companies whose fair value is highly subjective in nature and could be subject to significant fluctuations in the future that could result in material gains or losses. See Note 14 “Fair Value Measurements” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for additional information pertaining to our cost and equity method investments.
The impact of foreign currency exchange rates on transactions denominated in foreign currencies included in Other (Income) Loss, Net for the three and six months ended June 30, 2017 was a loss of $5.5 million and $7.0 million, respectively, compared to a loss of $0.6 million and a gain of $1.8 million for the three and six months ended July 1, 2016, respectively. The losses in 2017 were primarily driven by the impact of the weakening U.S. dollar relative to the Euro on our inter-company loans and are primarily non-cash in nature. We continually reevaluate our foreign currency exposures and take steps to mitigate these risks. However, fluctuations in foreign currency exchange rates could have a significant impact, positive or negative, on our financial results in the future.
Provision for Income Taxes
We recognized income tax expense of $1.1 million for the second quarter of 2017 on $4.1 million of pre-tax income compared to income tax expense of $1.5 million on $0.7 million of pre-tax income for the same period of 2016. The income tax expense for the first six months of 2017 was $1.3 million on a pre-tax loss of $0.1 million compared to $1.4 million on a pre-tax loss of $12.1 million for the same period of 2016. The effective tax rate for the second quarter and first six months of 2017 includes $0.4 million and $1.3 million, respectively, of discrete tax charges primarily related to stock based compensation expense in accordance with new guidance under Accounting Standards Update (“ASU”) 2016-09 and the taxation of currency gain and losses arising from qualified business units (e.g., Branches) that operate in a currency other than the currency of their owner, in accordance with new guidance under temporary regulations and Internal Revenue Code Section 987. The effective tax rate for the second quarter and first six months of 2016 includes discrete tax benefits of $0.3 million and discrete tax charges of $1.3 million, respectively, primarily related to return to provision adjustments and non-deductible Lake Region Medical and Spin-off related transaction costs, respectively.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

We expect there to be continued volatility of our effective tax rate due to several factors including: changes in the mix of pre-tax income and the jurisdictions to which it relates, changes in tax laws and foreign tax holidays, business reorganizations, settlements with taxing authorities and foreign currency fluctuations. We continuously evaluate and currently have various tax planning initiatives in place that are aimed at reducing our effective tax rate over the long-term.
Our worldwide effective tax rate is expected to be approximately 10% for 2017, excluding discrete items. The difference between our effective tax rate and the U.S. federal statutory income tax rate in the current year is primarily attributable to our overall lower effective tax rate in the foreign jurisdictions in which we operate and where our foreign earnings are derived. The lower tax rate jurisdictions in which we operate and the respective statutory tax rate for each respective jurisdiction include Switzerland (22%), Mexico (30%), Uruguay (25%), and Ireland (12.5%). In addition, we currently have a tax holiday in Malaysia through April 2018, with a potential extension through April 2023 if certain conditions are met. While we are not currently aware of any material trends in these jurisdictions that are likely to impact our current or future tax expense, our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower effective tax rates and higher than anticipated in countries where we have higher effective tax rates, or by changes in tax laws or regulations. We regularly assess any significant exposure associated with increases in tax rates in international jurisdictions and adjustments are made as events occur that warrant adjustment to our tax provisions. Our 2017 blended effective tax rate on foreign earnings is currently estimated to be approximately 21%. The foreign rate differential reduces our worldwide effective tax rate by approximately 20% as compared to the U.S. statutory federal income tax rate. For the year, we expect to have positive income before taxes in our foreign jurisdictions but losses before taxes in U.S jurisdictions due to our large amount of Other Operating Expenses, Net and Interest Expense, Net.
Liquidity and Capital Resources

(dollars in thousands)	June 30, 2017	December 30, 2016
Cash and cash equivalents	$46,533	$52,116
Working capital	328,144	332,087
Current ratio	2.67	2.79
Cash and cash equivalents at June 30, 2017 decreased by $5.6 million from year-end as any excess cash flow from operations was used to pay down our debt. Working capital decreased $3.9 million from December 30, 2016 due to the Company’s strategic initiatives to reduce working capital in order to generate cash to pay down debt.
At June 30, 2017, approximately $22.4 million of the Company's $46.5 million of cash and cash equivalents resided in jurisdictions outside the United States. It is the Company's practice to use available cash in the United States to pay down its Senior Secured Credit Facilities in order to minimize total interest expense. Repatriation of funds residing in jurisdictions located outside the United States to the United States could be subject to domestic and foreign taxes and some portion may be subject to governmental restrictions.
Summary of Cash Flows

	Six Months Ended
(in thousands)	June 30, 2017	July 1, 2016
Cash provided by (used in):
Operating activities	$77,165	$33,754
Investing activities	(22,263)	(33,282)
Financing activities	(61,903)	(46,728)
Effect of foreign currency exchange rates on cash and cash equivalents	1,418	368
Net change in cash and cash equivalents	$(5,583)	$(45,888)

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

Operating Activities – During the six months ended June 30, 2017, we generated cash of $77.2 million from operations compared to $33.8 million for the six months ended July 1, 2016. This increase was primarily due to higher cash net income ($35.0 million), as well as cash flow provided by working capital accounts ($8.5 million) due to the Company’s strategic initiatives to reduce working capital. Other Non-cash (Gains) Losses reported in cash flows from operating activities increased $11.5 million primarily due to our foreign currency exchange rate losses and cost method investment write-downs recorded during the first six months of 2017, which are non-cash in nature.
Investing Activities – The $11.0 million decrease in net cash used in investing activities was primarily attributable to lower purchases of property, plant, and equipment. Our current expectation is that capital spending for 2017 will be in the range of $50 million to $60 million, of which approximately half is discretionary in nature. We anticipate that cash on hand, cash flows from operations and available borrowing capacity under our Revolving Credit Facility will be sufficient to fund these capital expenditures.
Financing Activities – Net cash used in financing activities for the six months of 2017 was $61.9 million compared to $46.7 million in the comparable 2016 period. Financing activities during the first six months of 2017 included net payments of $70.6 million related to paying down our debt obligations, partially offset by higher proceeds from the exercise of stock options. Financing activities during the six months of 2016 included $76.3 million of cash divested with the Spin-off, which was partially funded by $55.0 million in borrowings incurred under our Revolving Credit Facility, and $6.8 million paid to purchase the remaining non-controlling interests in Nuvectra’s Algostim and PelviStim subsidiaries. See Note 2 “Divestiture” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for a further description of the Spin-off.
Capital Structure – As of June 30, 2017, our capital structure consists of $1.7 billion of debt outstanding under our Senior Secured Credit Facilities and Senior Notes and 31.4 million shares of common stock outstanding. If necessary, we currently have access to $109.2 million under our Revolving Credit Facility. This amount may vary from period to period based upon our debt and EBITDA levels, which impacts our covenant calculations. If necessary, we are also authorized to issue 100 million shares of common stock and 100 million shares of preferred stock. As of June 30, 2017, our debt service obligations, comprised of principal and interest payments for the second half of 2017, are estimated to be approximately $60 million.
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
Credit Facilities - As of June 30, 2017, we had senior secured credit facilities (the “Senior Secured Credit Facilities”) that consist of (i) a $200 million revolving credit facility (the “Revolving Credit Facility”), which had $82 million drawn as of June 30, 2017, (ii) a $347 million term loan A facility (the “TLA Facility”), and (iii) a $913 million term loan B facility (the “TLB Facility”). Additionally, as of June 30, 2017, we had $360 million aggregate principal amount of 9.125% senior notes due on November 1, 2023 (the “Senior Notes”) outstanding. The Revolving Credit Facility will mature on October 27, 2020, the TLA Facility will mature on October 27, 2021 and the TLB Facility will mature on October 27, 2022. The Senior Secured Credit Facilities include a mandatory prepayment provision customary for credit facilities of its nature.
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
The Revolving Credit Facility and TLA Facility contain financial covenants requiring (A) a maximum total net leverage ratio (as defined in the agreement governing the Senior Secured Credit Facilities) of 6.25:1.0, subject to step downs beginning in the first fiscal quarter of 2018 and (B) a minimum interest coverage ratio of adjusted EBITDA (as defined in the Senior Secured Credit Facilities) to interest expense of 2.5:1.0 subject to step ups beginning in the first quarter of 2018. As of June 30, 2017, our total net leverage ratio, calculated in accordance with our credit agreement, was approximately 5.47 to 1.00. For the twelve month period ended June 30, 2017, our ratio of adjusted EBITDA to interest expense, calculated in accordance with our credit agreement, was approximately 3.03 to 1.00.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

Failure to comply with these financial covenants would result in an event of default as defined under the Revolving Credit Facility and TLA Facility unless waived by the lenders. An event of default may result in the acceleration of our indebtedness. As a result, management believes that compliance with these covenants is material to us. As of June 30, 2017, we were in full compliance with the financial covenants described above. However, a significant increase in the LIBOR interest rate above 1% and/or a decline in our operating performance, and in particular our sales and/or adjusted EBITDA, could result in our inability to meet these financial covenants and lead to an event of default if a waiver or amendment could not be obtained from our lenders.
The Revolving Credit Facility is supported by a consortium of thirteen lenders with no lender controlling more than 27% of the facility. As of June 30, 2017, the banks supporting 88% of the Revolving Credit Facility each had an S&P credit rating of at least BBB+ or better, which is considered investment grade. The banks which support the remaining 12% of the Revolving Credit Facility are not currently being rated.
See Note 6 “Debt” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for a further description on the Company’s outstanding debt.
Non-Guarantor Information – For the six months ended June 30, 2017, our subsidiaries that are non-Guarantors under our Senior Secured Credit Facilities represented approximately 33% and 43% of our revenue and EBITDA, respectively. In addition, as of June 30, 2017, our subsidiaries that are non-Guarantors under our Senior Secured Credit Facilities held approximately 28% of our total tangible assets and 3% of our total tangible liabilities. Tangible assets consist of total assets less intangible assets, intercompany receivables, and deferred taxes. Tangible liabilities consist of total liabilities less intercompany payables and deferred taxes.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements within the meaning of Item 303(a)(4) of Regulation S-K.
Impact of Recently Issued Accounting Standards
In the normal course of business, we evaluate all new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”), Securities and Exchange Commission, or other authoritative accounting bodies to determine the potential impact they may have on our Condensed Consolidated Financial Statements. See Note 16 “Impact of Recently Issued Accounting Standards” of the Notes to Condensed Consolidated Financial Statements contained in Item 1 of this report for additional information about these recently issued accounting standards and their potential impact on our financial condition or results of operations.
Contractual Obligations
There have been no significant changes to our contractual obligations during the six months ended June 30, 2017 as compared to those disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K. See Note 6 “Debt” and Note 11 “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements contained in Item 1 of this report for further discussion on our contractual obligations.
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
There have been no significant changes to the critical accounting policies and estimates as compared to those disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Refer to information appearing under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q. Furthermore, a discussion of market risk exposures is included in Part II, Item 7A, Quantitative and Qualitative Disclosure about Market Risk, of the Company’s Annual Report on Form 10-K for the year ended December 30, 2016. There have been no material changes in reported market risk since the inclusion of this discussion in the Company’s Annual Report on Form 10-K referenced above.
ITEM 4. CONTROLS AND PROCEDURES

a.	Evaluation of Disclosure Controls and Procedures
Our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the Securities and Exchange Commission as of June 30, 2017. These disclosure controls and procedures have been designed to provide reasonable assurance that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on their evaluation, as of June 30, 2017, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.

b.	Changes in Internal Control Over Financial Reporting
During the Company’s most recent fiscal quarter, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
There were no new material legal proceedings that are required to be reported in the quarter ended June 30, 2017, and no material developments during the quarter in the Company’s legal proceedings as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 30, 2016.

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

Dated:	August 2, 2017	INTEGER HOLDINGS CORPORATION

		By:	/s/ Joseph W. Dziedzic
Joseph W. Dziedzic
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Gary J. Haire
Gary J. Haire
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ Thomas J. Mazza
Thomas J. Mazza
Vice President, Corporate Controller and Treasurer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1#
Employment Agreement, dated July 16, 2017, by and between Integer Holdings Corporation and Joseph W. Dziedzic (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 17, 2017).

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