Form 10-Q
period 2017-09-29
Integer Holdings Corp
filed 2017-10-30
CIK 1114483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2017
Commission File Number 1-16137
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Company’s common stock, $0.001 par value per share, as of October 26, 2017 was: 31,669,830 shares.

INTEGER HOLDINGS CORPORATION
Form 10-Q
For the Quarterly Period Ended September 29, 2017

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands except share and per share data)	September 29, 2017	December 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$43,637	$52,116
Accounts receivable, net of allowance for doubtful accounts of $1.0 million and $0.7 million, respectively	221,520	204,626
Inventories	246,972	225,151
Refundable income taxes	4	13,388
Prepaid expenses and other current assets	16,167	22,026
Total current assets	528,300	517,307
Property, plant and equipment, net	374,436	372,042
Goodwill	987,316	967,326
Other intangible assets, net	930,644	940,060
Deferred income taxes	4,308	3,970
Other assets	28,468	31,838
Total assets	$2,853,472	$2,832,543
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$28,125	$31,344
Accounts payable	94,404	77,896
Income taxes payable	5,419	3,699
Accrued expenses	77,125	72,281
Total current liabilities	205,073	185,220
Long-term debt	1,601,829	1,698,819
Deferred income taxes	207,005	208,579
Other long-term liabilities	16,136	14,686
Total liabilities	2,030,043	2,107,304
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 31,776,356 and 31,059,038 shares issued, respectively; 31,669,830 and 30,925,496 shares outstanding, respectively	32	31
Additional paid-in capital	662,729	637,955
Treasury stock, at cost, 106,526 and 133,542 shares, respectively	(4,654)	(5,834)
Retained earnings	121,730	109,087
Accumulated other comprehensive income (loss)	43,592	(16,000)
Total stockholders’ equity	823,429	725,239
Total liabilities and stockholders’ equity	$2,853,472	$2,832,543
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands except per share data)	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Sales	$363,308	$346,567	$1,071,440	$1,027,187
Cost of sales	265,073	248,658	782,707	741,779
Gross profit	98,235	97,909	288,733	285,408
Operating expenses:
Selling, general and administrative expenses	39,733	36,265	118,956	115,781
Research, development and engineering costs, net	13,607	11,412	39,907	42,358
Other operating expenses, net	6,264	13,370	24,955	50,004
Total operating expenses	59,604	61,047	183,818	208,143
Operating income	38,631	36,862	104,915	77,265
Interest expense, net	26,485	27,870	81,025	83,395
Other (income) loss, net	156	275	11,979	(2,772)
Income (loss) before income taxes	11,990	8,717	11,911	(3,358)
Benefit for income taxes	(1,700)	(2,741)	(430)	(1,386)
Net income (loss)	$13,690	$11,458	$12,341	$(1,972)
Earnings (loss) per share:
Basic	$0.43	$0.37	$0.39	$(0.06)
Diluted	$0.43	$0.37	$0.39	$(0.06)
Weighted average shares outstanding:
Basic	31,594	30,782	31,304	30,756
Diluted	32,173	31,153	31,724	30,756

Comprehensive Income
Net income (loss)	$13,690	$11,458	$12,341	$(1,972)
Other comprehensive income:
Foreign currency translation gain	16,728	3,191	57,863	12,250
Net change in cash flow hedges, net of tax	(339)	571	1,729	(309)
Other comprehensive income	16,389	3,762	59,592	11,941
Comprehensive income	$30,079	$15,220	$71,933	$9,969
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
(in thousands)	September 29, 2017	September 30, 2016
Cash flows from operating activities:
Net income (loss)	$12,341	$(1,972)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	74,584	67,414
Debt related amortization included in interest expense	8,850	5,387
Stock-based compensation	9,895	7,179
Other non-cash losses	10,666	1,938
Deferred income taxes	(6,821)	(12,519)
Changes in operating assets and liabilities:
Accounts receivable	(13,958)	12,510
Inventories	(20,259)	(10,010)
Prepaid expenses and other current assets	8,460	(4,663)
Accounts payable	12,905	4,885
Accrued expenses	4,191	(5,650)
Income taxes	14,716	7,300
Net cash provided by operating activities	115,570	71,799
Cash flows from investing activities:
Acquisition of property, plant and equipment	(34,059)	(46,968)
Purchase of cost and equity method investments	(1,316)	(2,917)
Other investing activities	673	(1,000)
Net cash used in investing activities	(34,702)	(50,885)
Cash flows from financing activities:
Principal payments of long-term debt	(156,526)	(28,750)
Proceeds from issuance of long-term debt	50,000	57,000
Proceeds from the exercise of stock options	17,074	723
Payment of debt issuance costs	(1,789)	(781)
Distribution of cash and cash equivalents to Nuvectra Corporation	—	(76,256)
Purchase of non-controlling interests	—	(6,818)
Other financing activities	(76)	(3,983)
Net cash used in financing activities	(91,317)	(58,865)
Effect of foreign currency exchange rates on cash and cash equivalents	1,970	468
Net decrease in cash and cash equivalents	(8,479)	(37,483)
Cash and cash equivalents, beginning of period	52,116	82,478
Cash and cash equivalents, end of period	$43,637	$44,995
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
(in thousands)	Shares	Amount		Shares	Amount
December 30, 2016	31,059	$31	$637,955	(134)	$(5,834)	$109,087	$(16,000)	$725,239
Cumulative effect adjustment of the adoption of ASU 2016-09 (Note 16)	—	—	(812)	—	—	302	—	(510)
December 30, 2016, adjusted	31,059	31	637,143	(134)	(5,834)	109,389	(16,000)	724,729
Comprehensive income:
Net income	—	—	—	—	—	12,341	—	12,341
Other comprehensive income, net	—	—	—	—	—	—	59,592	59,592
Share-based compensation plans:
Stock-based compensation	—	—	9,895	—	—	—	—	9,895
Net shares issued	717	1	15,691	27	1,180	—	—	16,872
September 29, 2017	31,776	$32	$662,729	(107)	$(4,654)	$121,730	$43,592	$823,429
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
Certain reclassifications have been made to prior year financial statements to conform to classifications used in the current year. Refer to Note 15 “Segment Information,” for a description of the changes made to reflect the current year product line sales reporting and changes made to the Company’s reportable segment structure during the fourth quarter of 2016.
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
The Company utilizes a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31. The third quarter and first nine months of 2017 and 2016 each contained 13 weeks and 39 weeks, respectively, and ended on September 29, and September 30, respectively. The Company’s 2017 and 2016 fiscal years will end or ended on December 29, 2017 and December 30, 2016, respectively.

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
In connection with the Spin-off, on March 14, 2016, Integer entered into several agreements with Nuvectra that govern its post Spin-off relationship with Nuvectra, including a Separation and Distribution Agreement, Tax Matters Agreement, Employee Matters Agreement and Transition Services Agreement. The Transition Services Agreement contains customary mutual indemnification provisions. Amounts earned by Integer under the Transition Services Agreement were immaterial for the nine month periods ended September 29, 2017 and September 30, 2016.
(3.)    SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended
(in thousands)	September 29, 2017	September 30, 2016
Noncash investing and financing activities:
Property, plant and equipment purchases included in accounts payable	$6,406	$5,062
Purchase of technology included in accrued expenses	—	1,000
Divestiture of noncash assets	—	54,591
Divestiture of liabilities	—	2,119

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(4.)     INVENTORIES
Inventories are comprised of the following (in thousands):

	September 29, 2017	December 30, 2016
Raw materials	$102,247	$100,738
Work-in-process	101,098	89,224
Finished goods	43,627	35,189
Total	$246,972	$225,151
(5.)     GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
The changes in the carrying amount of goodwill by reportable segment for the nine months ended September 29, 2017 were as follows (in thousands):

	Medical	Non- Medical	Total
December 30, 2016	$950,326	$17,000	$967,326
Foreign currency translation	19,990	—	19,990
September 29, 2017	$970,316	$17,000	$987,316
Intangible Assets
Intangible assets at September 29, 2017 and December 30, 2016 were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount
September 29, 2017
Definite-lived:
Purchased technology and patents	$256,719	$(113,460)	$4,434	$147,693
Customer lists	759,987	(80,720)	13,304	692,571
Other	4,534	(5,230)	788	92
Total	$1,021,240	$(199,410)	$18,526	$840,356
Indefinite-lived:
Trademarks and tradenames				$90,288

December 30, 2016
Definite-lived:
Purchased technology and patents	$256,719	$(100,719)	$333	$156,333
Customer lists	759,987	(60,474)	(6,269)	693,244
Other	4,534	(5,142)	803	195
Total	$1,021,240	$(166,335)	$(5,133)	$849,772
Indefinite-lived:
Trademarks and tradenames				$90,288

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(5.)     GOODWILL AND OTHER INTANGIBLE ASSETS, NET (Continued)
Aggregate intangible asset amortization expense is comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Cost of sales	$4,138	$4,228	$12,333	$12,708
Selling, general and administrative expenses	6,776	5,109	20,333	15,368
Research, development and engineering costs, net	137	136	409	375
Total intangible asset amortization expense	$11,051	$9,473	$33,075	$28,451
Estimated future intangible asset amortization expense based on the carrying value as of September 29, 2017 is as follows (in thousands):

	2017	2018	2019	2020	2021	After 2021
Amortization Expense	$11,083	$45,543	$45,653	$46,266	$45,138	$646,673
(6.)     DEBT
Long-term debt is comprised of the following (in thousands):

	September 29, 2017	December 30, 2016
Senior secured term loan A	$342,188	$356,250
Senior secured term loan B	883,286	1,014,750
9.125% senior notes due 2023	360,000	360,000
Revolving line of credit	79,000	40,000
Unamortized discount on term loan B and debt issuance costs	(34,520)	(40,837)
Total debt	1,629,954	1,730,163
Less current portion of long-term debt	28,125	31,344
Total long-term debt	$1,601,829	$1,698,819
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
As of September 29, 2017, the Company had $79 million of outstanding borrowings on the Revolving Credit Facility and an available borrowing capacity of $111.7 million after giving effect to $9.3 million of outstanding standby letters of credit. As of September 29, 2017, the weighted average interest rate on all outstanding borrowings under the Revolving Credit Facility was 4.49%.
Subject to certain conditions, commitments under the Revolving Credit Facility may be increased through an incremental revolving facility so long as, on a pro forma basis, the Company’s first lien net leverage ratio does not exceed 4.25:1.00. The outstanding amount of the Revolving Credit Facility approximated its fair value as of September 29, 2017 based upon the debt being variable rate and short-term in nature.
Term Loan Facilities
The TLA Facility and TLB Facility mature on October 27, 2021 and October 27, 2022, respectively. Interest rates on the TLB Facility are, at the Company’s option, either at: (i) the prime rate plus 2.50% or (ii) the applicable LIBOR rate plus 3.50%, with LIBOR subject to a 1.00% floor. As of September 29, 2017, the interest rates on the TLA Facility and TLB Facility were 4.49% and 4.74%, respectively. Subject to certain conditions, one or more incremental term loan facilities may be added to the Term Loan Facilities so long as, on a pro forma basis, the Company’s first lien net leverage ratio does not exceed 4.25:1.00.
As of September 29, 2017, the estimated fair value of the TLB Facility was approximately $890 million, based on quoted market prices for the debt, recent sales prices for the debt and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and is classified as Level 2 measurements within the fair value hierarchy. The par amount of the TLA Facility approximated its fair value as of September 29, 2017 based upon the debt being variable rate in nature.
Covenants
The Revolving Credit Facility and TLA Facility contain covenants requiring (A) a maximum Total Net Leverage Ratio of 6.25:1.00, subject to step downs beginning in the first quarter of 2018 and (B) a minimum interest coverage ratio of adjusted EBITDA (as defined in the Senior Secured Credit Facilities) to interest expense of not less than 2.50:1.00 subject to step ups beginning in the first quarter of 2018. The TLB Facility does not contain any financial maintenance covenants. As of September 29, 2017, the Company was in compliance with these financial covenants.
The Senior Secured Credit Facilities also contain negative covenants that restrict the Company’s ability to (i) incur additional indebtedness; (ii) create certain liens; (iii) consolidate or merge; (iv) sell assets, including capital stock of the Company’s subsidiaries; (v) engage in transactions with the Company’s affiliates; (vi) create restrictions on the payment of dividends or other amounts from the Company’s restricted subsidiaries; (vii) pay dividends on capital stock or redeem, repurchase or retire capital stock; (viii) pay, prepay, repurchase or retire certain subordinated indebtedness; (ix) make investments, loans, advances and acquisitions; (x) make certain amendments or modifications to the organizational documents of the Company or its subsidiaries or the documentation governing other senior indebtedness of the Company; and (xi) change the Company’s type of business. These negative covenants are subject to a number of limitations and exceptions that are described in the Senior Secured Credit Facilities agreement. As of September 29, 2017, the Company was in compliance with all negative covenants under the Senior Secured Credit Facilities.
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
As of September 29, 2017, the estimated fair value of the Senior Notes was approximately $392 million, based on quoted market prices of these Senior Notes, recent sales prices for the Senior Notes and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and is classified as Level 2 measurements within the fair value hierarchy.
The indenture for the Senior Notes contain certain restrictive covenants and provides for customary events of default, subject in certain cases to customary cure periods, in which the Senior Notes and any unpaid interest would become due and payable. As of September 29, 2017, the Company was in compliance with all restrictive covenants under the indenture governing the Senior Notes.
Contractual maturities under the Senior Secured Credit Facilities and Senior Notes for the remainder of 2017 and the five years and thereafter, excluding any discounts or premiums, as of September 29, 2017 are as follows (in thousands):

	2017	2018	2019	2020	2021	After 2021
Future minimum principal payments	$7,031	$30,469	$37,500	$116,500	$229,688	$1,243,286
Debt Issuance Costs and Discounts
The change in deferred debt issuance costs related to the Revolving Credit Facility is as follows (in thousands):

December 30, 2016	$3,800
Amortization during the period	(744)
September 29, 2017	$3,056
The change in unamortized discount and debt issuance costs related to the Term Loan Facilities and Senior Notes is as follows (in thousands):

	Debt Issuance Costs	Unamortized Discount on TLB Facility	Total
December 30, 2016	$32,096	$8,741	$40,837
Financing costs incurred	1,789	—	1,789
Write-off of debt issuance costs and unamortized discount(1)	(2,244)	(1,028)	(3,272)
Amortization during the period	(3,878)	(956)	(4,834)
September 29, 2017	$27,763	$6,757	$34,520

(1)
The Company prepaid portions of its TLB Facility during 2017. The Company recognized losses from extinguishment of debt during the three and nine months ended September 29, 2017 of $0.8 million and $3.3 million, respectively, which is included in Interest Expense, Net in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income. The loss from extinguishment of debt represents the portion of the unamortized discount and debt issuance costs related to the portion of the TLB Facility that was prepaid.

Interest Rate Swaps
From time to time, the Company enters into interest rate swap agreements in order to hedge against potential changes in cash flows on its outstanding variable rate debt. During 2016, the Company entered into a one-year $250 million interest rate swap, which expired during the second quarter of 2017, and a three-year $200 million interest rate swap to hedge against potential changes in cash flows on the outstanding variable rate debt, which is indexed to the one-month LIBOR rate. The variable rate received on the interest rate swap and the variable rate paid on the outstanding debt will have the same rate of interest, excluding the credit spread, and will reset and pay interest on the same date. The swaps are being accounted for as cash flow hedges.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(6.)     DEBT (Continued)
Information regarding the Company’s outstanding interest rate swap designated as a cash flow hedge as of September 29, 2017 is as follows (dollars in thousands):

Notional Amount	Start Date	End Date	Pay Fixed Rate	Receive Current Floating Rate	Fair Value	Balance Sheet Location
$200,000	Jun-17	Jun-20	1.1325%	1.2367%	$3,054	Other Long-Term Assets
The estimated fair value of the interest rate swap agreement represents the amount the Company would receive (pay) to terminate the contract. No portion of the change in fair value of the Company’s interest rate swap during the nine months ended September 29, 2017 and September 30, 2016 was considered ineffective. The amount recorded to Interest Expense, Net during the nine months ended September 29, 2017 and September 30, 2016 related to the Company’s interest rate swaps was a reduction of $0.4 million and an increase of $0.05 million, respectively. The estimated Accumulated Other Comprehensive Income related to the Company’s interest rate swaps that is expected to be reclassified into earnings within the next twelve months is a $0.6 million gain.
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
The change in net defined benefit plan liability is as follows (in thousands):

December 30, 2016	$7,556
Net defined benefit cost	505
Benefit payments	(70)
Foreign currency translation	927
September 29, 2017	$8,918
Net defined benefit cost is comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Service cost	$120	$108	$345	$326
Interest cost	42	44	120	132
Amortization of net loss	19	47	55	140
Expected return on plan assets	(5)	(5)	(15)	(14)
Net defined benefit cost	$176	$194	$505	$584

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
The components and classification of stock-based compensation expense were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Stock options	$372	$663	$1,365	$1,857
Restricted stock and restricted stock units	1,573	1,554	8,530	5,322
Total stock-based compensation expense	$1,945	$2,217	$9,895	$7,179

Cost of sales	$131	$158	$612	$505
Selling, general and administrative expenses	1,874	1,677	6,766	4,860
Research, development and engineering costs, net	144	115	428	408
Other operating expenses, net	(204)	267	2,089	1,406
Total stock-based compensation expense	$1,945	$2,217	$9,895	$7,179
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
The weighted average fair value and assumptions used to value options granted are as follows:

	Nine Months Ended
	September 29, 2017	September 30, 2016
Weighted average fair value	$12.86	$9.25
Risk-free interest rate	1.77%	1.56%
Expected volatility	37%	26%
Expected life (in years)	4.5	5.0
Expected dividend yield	—%	—%

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(8.)     STOCK-BASED COMPENSATION (Continued)
The following table summarizes the Company’s stock option activity:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In Millions)
Outstanding at December 30, 2016	1,739,972	$28.26
Granted	125,020	38.78
Exercised	(680,065)	25.11
Forfeited or expired	(118,167)	45.87
Outstanding at September 29, 2017	1,066,760	$29.55	5.9	$23.0
Exercisable at September 29, 2017	818,663	$27.24	5.0	$19.6
During the nine months ended September 29, 2017, the Company awarded grants of 0.7 million RSUs to certain members of management, of which 0.4 million are performance-based RSUs (“PSUs”) and the remainder are time-based RSUs that vest over three years. Of the PSUs, 0.3 million of the shares subject to each grant will be earned based upon achievement of specific Company performance metrics for the Company’s fiscal year ending December 29, 2017, and 0.1 million of the shares subject to each grant will be earned based on the Company’s achievement of a relative total shareholder return (“TSR”) performance requirement, on a percentile basis, compared to a defined group of peer companies over a two-year performance period ending December 28, 2018. The number of PSUs earned based on the achievement of the Company performance metrics and TSR performance requirements, if any, will vest based on the recipient’s continuous service to the Company over a period of generally one to three years from the grant date. The time-based RSUs generally vest ratably over a three-year period. The RSUs do not have rights to dividends or dividend equivalents.
The grant-date fair value of the TSR portion of the PSUs granted during the nine months ended September 29, 2017 was determined using the Monte Carlo simulation model on the date of grant, assuming the following (i) expected term of 1.84 years, (ii) risk free interest rate of 1.14%, (iii) expected dividend yield of 0.0% and (iv) expected stock price volatility over the expected term of the TSR award of 48%. The grant-date fair value of all other restricted stock awards is equal to the closing market price of Integer common stock on the date of grant.
The following table summarizes restricted stock and RSU activity:

	Time-Vested Activity	Weighted Average Fair Value
Nonvested at December 30, 2016	39,394	$45.51
Granted	304,857	33.98
Vested	(62,543)	32.45
Forfeited	(34,525)	37.83
Nonvested at September 29, 2017	247,183	$35.67
The following table summarizes PSU activity:

	Performance- Vested Activity	Weighted Average Fair Value
Nonvested at December 30, 2016	356,586	$31.87
Granted	419,112	31.62
Forfeited	(301,003)	30.76
Nonvested at September 29, 2017	474,695	$32.35

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(9.)     OTHER OPERATING EXPENSES, NET
Other Operating Expenses, Net is comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Investments in capacity and capabilities	$1,542	$4,542	$4,407	$13,821
Lake Region Medical consolidations	1,456	2,908	3,623	7,355
Acquisition and integration costs	2,267	5,319	10,057	23,143
Asset dispositions, severance and other	854	272	6,528	5,057
Other consolidation and optimization initiatives	145	329	340	628
Total other operating expenses, net	$6,264	$13,370	$24,955	$50,004
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
The total capital investment expected for these initiatives is between $24.0 million and $25.0 million, of which $23.4 million has been expended through September 29, 2017. Total restructuring charges expected to be incurred in connection with these initiatives are between $54.0 million and $56.0 million, of which $53.5 million has been incurred through September 29, 2017. Expenses related to this initiative are primarily recorded within the Medical segment and include the following:

•	Severance and retention: $6.0 million - $7.0 million;

•	Accelerated depreciation and asset write-offs: $3.0 million; and

•	Other: $45.0 million - $46.0 million
Other expenses primarily consist of costs to relocate certain equipment and personnel, duplicate personnel costs, excess overhead, disposal, and travel expenditures. All expenses are cash expenditures except accelerated depreciation and asset write-offs. The change in accrued liabilities related to the Company’s investments in capacity and capabilities is as follows (in thousands):

	Severance and Retention	Accelerated Depreciation/ Asset Write-offs	Other	Total
December 30, 2016	$66	$—	$—	$66
Restructuring charges	264	—	4,143	4,407
Cash payments	(259)	—	(4,140)	(4,399)
September 29, 2017	$71	$—	$3	$74

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
The total capital investment expected to be incurred for these initiatives is between $5.0 million and $6.0 million, of which $3.2 million has been expended through September 29, 2017. Total expense expected to be incurred for these initiatives are between $20.0 million and $25.0 million, of which $14.2 million has been incurred through September 29, 2017. Expenses related to these initiatives have been and will be recorded within the Medical segment and are expected to include the following:

•	Severance and retention: $5.0 million - $7.0 million;

•	Accelerated depreciation and asset write-offs: approximately $1.0 million - $2.0 million; and

•	Other: $14.0 million - $16.0 million.
Other expenses primarily consist of production inefficiencies, moving, revalidation, personnel, training, consulting, and travel costs associated with these consolidation projects. All expenses are cash expenditures except accelerated depreciation and asset write-offs. The change in accrued liabilities related to the Lake Region Medical consolidation initiatives is as follows (in thousands):

	Severance and Retention	Accelerated Depreciation/ Asset Write-offs	Other	Total
December 30, 2016	$729	$—	$402	$1,131
Restructuring charges	1,129	—	2,494	3,623
Cash payments	(856)	—	(2,896)	(3,752)
September 29, 2017	$1,002	$—	$—	$1,002
Acquisition and integration costs
During the first nine months of 2017 and 2016, the Company incurred $10.1 million and $23.1 million, respectively, in acquisition and integration costs related to the acquisition of Lake Region Medical, consisting primarily of integration costs. Integration costs primarily include professional, consulting, severance, retention, relocation, and travel costs. The first nine months of 2016 also includes transaction costs, primarily related to change-in-control payments to former Lake Region Medical executives, as well as professional and consulting fees. As of September 29, 2017 and December 30, 2016, $1.6 million and $4.5 million, respectively, of acquisition and integration costs related to the Lake Region Medical acquisition were accrued.
Total expense expected to be incurred in connection with the integration of Lake Region Medical is between $45.0 million and $50.0 million, of which $42.6 million were incurred through September 29, 2017. Total capital expenditures for this initiative are expected to be between $15.0 million and $20.0 million, of which $10.6 million were incurred through September 29, 2017.
Asset dispositions, severance and other
During the first nine months of 2017 and 2016, the Company recorded losses in connection with various asset disposals and/or write-downs. The 2017 amount also includes approximately $5.3 million in expense related to the Company’s leadership transitions, which were recorded within the corporate unallocated segment. The 2016 amount also includes legal and professional costs in connection with the Spin-off of $4.4 million. Expenses related to the Spin-off were primarily recorded within the corporate unallocated and the Medical segment. Refer to Note 2 “Divestiture” for additional information on the Spin-off.

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
The Company’s worldwide effective tax rate for the third quarter of 2017 was (14.2)% on $12.0 million of income before the benefit for income taxes compared to (31.4)% on $8.7 million of income before the benefit for income taxes for the same period in 2016. An income tax benefit for the first nine months of 2017 of $0.4 million was recorded on $11.9 million of income before the benefit for income taxes compared to $1.4 million on $3.4 million of losses before the benefit for income taxes for the same period of 2016. The difference between the Company’s effective tax rate and the U.S. federal statutory income tax rate in the current year is primarily attributable to the Company’s overall lower effective tax rate in the foreign jurisdictions in which it operates and where its foreign earnings are derived, including Switzerland, Mexico, Germany, Uruguay, and Ireland. In addition, the Company has positive income before taxes in its foreign jurisdictions but losses before taxes in U.S. jurisdictions. The Company currently has a tax holiday in Malaysia through April 2018, with a potential extension through April 2023 if certain conditions are met.
As of September 29, 2017, the balance of unrecognized tax benefits is approximately $11.5 million. It is reasonably possible that a reduction of up to $1.2 million of the balance of unrecognized tax benefits may occur within the next twelve months as a result of potential audit settlements. Approximately $10.8 million of the balance of unrecognized tax benefits would favorably impact the effective tax rate, net of federal benefit on state issues, if recognized.
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
In April 2013, the Company commenced an action against AVX Corporation and AVX Filters Corporation (collectively “AVX”) alleging that AVX had infringed on the Company’s patents by manufacturing and selling filtered feedthrough assemblies used in implantable pacemakers and cardioverter defibrillators that incorporate the Company’s patented technology. On January 26, 2016, a jury in the U.S. District Court for the District of Delaware returned a verdict finding that AVX infringed two Integer patents and awarded Integer $37.5 million in damages. On August 10, 2017, a second jury found that AVX infringed an additional Integer patent. The Company has recorded no gains in connection with this litigation as no cash has been received.
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

December 30, 2016	$3,911
Additions to warranty reserve, net of reversals	2,316
Warranty claims settled	(2,102)
September 29, 2017	$4,125

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(11.)     COMMITMENTS AND CONTINGENCIES (Continued)
Foreign Currency Contracts
The Company periodically enters into foreign currency forward contracts to hedge its exposure to foreign currency exchange rate fluctuations in its international operations. The Company has designated these foreign currency forward contracts as cash flow hedges; and accordingly, the effective portions of the unrealized gains and losses on these contracts is reported in Accumulated Other Comprehensive Income (Loss) in the Condensed Consolidated Balance Sheets and is reclassified to earnings in the same periods during which the hedged transactions affect earnings. The estimated Accumulated Other Comprehensive Income related to the Company’s foreign currency contracts that is expected to be reclassified into earnings within the next twelve months is a $1.0 million gain.
In connection with the Lake Region Medical acquisition, the Company terminated its outstanding forward contracts resulting in a $2.4 million payment to the foreign currency contract counterparty during 2015. As of the date the contracts were terminated, the Company had $1.6 million recorded in Accumulated Other Comprehensive Income related to these contracts. This amount was fully amortized to Cost of Sales during 2016 as the inventory, which the contracts were hedging the cash flows to produce, was sold.
The impact to the Company’s results of operations from its forward contract hedges is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Increase in sales	$594	$—	$733	$—
Increase (decrease) in cost of sales	(512)	929	371	2,316
Ineffective portion of change in fair value	—	—	—	—
Information regarding outstanding foreign currency contracts designated as cash flow hedges as of September 29, 2017 is as follows (dollars in thousands):

Aggregate Notional Amount	Start Date	End Date	$/Foreign Currency		Fair Value	Balance Sheet Location
$6,163	Jan 2017	Dec 2017	0.0514	Peso	$366	Prepaid expenses and other current assets
$6,448	Feb 2017	Dec 2017	1.0747	Euro	$660	Prepaid expenses and other current assets

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(12.)     EARNINGS (LOSS) PER SHARE (“EPS”)
The following table illustrates the calculation of basic and diluted EPS (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Numerator for basic and diluted EPS:
Net income (loss)	$13,690	$11,458	$12,341	$(1,972)
Denominator for basic EPS:
Weighted average shares outstanding	31,594	30,782	31,304	30,756
Effect of dilutive securities:
Stock options, restricted stock and RSUs	579	371	420	—
Denominator for diluted EPS	32,173	31,153	31,724	30,756
Basic EPS	$0.43	$0.37	$0.39	$(0.06)
Diluted EPS	$0.43	$0.37	$0.39	$(0.06)
The diluted weighted average share calculations do not include the following securities, which are not dilutive to the EPS calculations or the performance criteria have not been met (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Time-vested stock options, restricted stock and RSUs	295	629	850	1,862
Performance-vested restricted stock and PSUs	188	373	320	417

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(13.)     ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated Other Comprehensive Income (Loss) is comprised of the following (in thousands):

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total Pre-Tax Amount	Tax	Net-of-Tax Amount
June 30, 2017	$(1,475)	$4,601	$25,475	$28,601	$(1,398)	$27,203
Unrealized gain on cash flow hedges	—	633	—	633	(222)	411
Realized gain on foreign currency hedges	—	(1,106)	—	(1,106)	387	(719)
Realized gain on interest rate swap hedges	—	(49)	—	(49)	18	(31)
Foreign currency translation gain	—	—	16,728	16,728	—	16,728
September 29, 2017	$(1,475)	$4,079	$42,203	$44,807	$(1,215)	$43,592

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total Pre-Tax Amount	Tax	Net-of-Tax Amount
December 30, 2016	$(1,475)	$1,420	$(15,660)	$(15,715)	$(285)	$(16,000)
Unrealized gain on cash flow hedges	—	3,414	—	3,414	(1,195)	2,219
Realized gain on foreign currency hedges	—	(362)	—	(362)	127	(235)
Realized gain on interest rate swap hedges	—	(393)	—	(393)	138	(255)
Foreign currency translation gain	—	—	57,863	57,863	—	57,863
September 29, 2017	$(1,475)	$4,079	$42,203	$44,807	$(1,215)	$43,592

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total Pre-Tax Amount	Tax	Net-of-Tax Amount
July 1, 2016	$(1,179)	$(3,746)	$12,668	$7,743	$1,806	$9,549
Unrealized loss on cash flow hedges	—	(101)	—	(101)	35	(66)
Realized loss on foreign currency hedges	—	929	—	929	(324)	605
Realized loss on interest rate swap hedges	—	50	—	50	(18)	32
Foreign currency translation gain	—	—	3,191	3,191	—	3,191
September 30, 2016	$(1,179)	$(2,868)	$15,859	$11,812	$1,499	$13,311

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total Pre-Tax Amount	Tax	Net-of-Tax Amount
January 1, 2016	$(1,179)	$(2,392)	$3,609	$38	$1,332	$1,370
Unrealized loss on cash flow hedges	—	(2,842)	—	(2,842)	995	(1,847)
Realized loss on foreign currency hedges	—	2,316	—	2,316	(810)	1,506
Realized loss on interest rate swap hedges	—	50	—	50	(18)	32
Foreign currency translation gain	—	—	12,250	12,250	—	12,250
September 30, 2016	$(1,179)	$(2,868)	$15,859	$11,812	$1,499	$13,311
The realized loss (gain) relating to the Company’s foreign currency hedges were reclassified from Accumulated Other Comprehensive Income (Loss) and included in Cost of Sales or Sales as the transactions they are hedging occur. The realized (gain) loss relating to the Company’s interest rate swap hedges were reclassified from Accumulated Other Comprehensive Income (Loss) and included in Interest Expense, Net as interest on the corresponding debt being hedged is accrued.

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
The following table provides information regarding assets and liabilities recorded at fair value on a recurring basis (in thousands):

	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 29, 2017
Assets: Foreign currency contracts	$1,026	$—	$1,026	$—
Assets: Interest rate swap	3,054	—	3,054	—

December 30, 2016
Assets: Interest rate swaps	$3,482	$—	$3,482	$—
Liabilities: Foreign currency contracts	2,063	—	2,063	—
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

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(14.)     FAIR VALUE MEASUREMENTS (Continued)
Gains and losses realized on cost and equity method investments are recorded in Other (Income) Loss, Net. The aggregate recorded amount of cost and equity method investments at September 29, 2017 and December 30, 2016 was $19.9 million and $22.8 million, respectively. The Company’s equity method investment is in a Chinese venture capital fund focused on investing in life sciences companies. As of September 29, 2017 and December 30, 2016, the Company’s recorded amount of this equity method investment was $12.9 million and $10.7 million, respectively. This fund accounts for its investments at fair value with the unrealized change in fair value of these investments recorded as income or loss to the fund in the period of change. As of September 29, 2017, the Company owned 6.8% of this fund.
During the nine months ended September 29, 2017, the Company determined that the fair values of certain of its cost method investments were below their carrying values and that the carrying values of these investments was not expected to be recoverable within a reasonable period of time. As a result, the Company recognized impairment charges of $0.3 million and $5.3 million during the three and nine months ended September 29, 2017. The Company did not recognize any impairment charges related to cost method investments during the nine months ended September 30, 2016. The fair value of these investments is primarily determined by reference to recent sales data of similar shares to independent parties in an inactive market. This fair value calculation is categorized in Level 2 of the fair value hierarchy. During the nine month periods ended September 29, 2017 and September 30, 2016, the Company recognized a net loss of $2.9 million and income of $0.9 million, respectively, on its cost and equity method investments.
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

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(15.)     SEGMENT INFORMATION (Continued)
The tables below present information about our reportable segments (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Segment sales by product line:
Medical
Cardio & Vascular	$138,982	$129,347	$396,321	$365,271
Cardiac & Neuromodulation	101,616	108,147	311,614	323,599
Advanced Surgical, Orthopedics & Portable Medical	107,581	100,203	321,287	307,956
Total Medical	348,179	337,697	1,029,222	996,826
Non-Medical	15,129	8,870	42,218	30,361
Total sales	$363,308	$346,567	$1,071,440	$1,027,187
There were no sales between segments during the nine months ended September 29, 2017 and September 30, 2016.

	Three Months Ended		Nine Months Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Segment income from operations:
Medical	$50,168	$54,979	$155,761	$138,151
Non-Medical	3,375	(1,425)	9,877	626
Total segment income from operations	53,543	53,554	165,638	138,777
Unallocated operating expenses	(14,912)	(16,692)	(60,723)	(61,512)
Operating income	38,631	36,862	104,915	77,265
Unallocated expenses, net	(26,641)	(28,145)	(93,004)	(80,623)
Income (loss) before income taxes	$11,990	$8,717	$11,911	$(3,358)

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(16.)	IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
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
The Company adopted the provisions of ASU 2016-09 on December 31, 2016, the beginning of its 2017 fiscal year. The adoption of ASU 2016-09 resulted in the Company making an accounting policy election to change how it will recognize the number of stock awards that will ultimately vest. In the past, the Company applied a forfeiture rate to shares granted. With the adoption of ASU 2016-09, the Company will recognize forfeitures as they occur. This change resulted in the Company making a cumulative effect change to retained earnings of $0.3 million. In addition, the Company recorded the tax effects associated with stock-based compensation through the income statement, which resulted in $0.4 million, net tax benefit for the first nine months of 2017, and will continue to record amounts prospectively through the income statement in accordance with ASU 2016-09.  Finally, the Company adjusted its dilutive shares calculation to remove the excess tax benefits from the calculation of EPS on a prospective basis. The revised calculation is more dilutive, but did not have a material impact on the Company's diluted EPS calculation for the first nine months of 2017.
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

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(16.)     IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS (Continued)
Not Yet Adopted
In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” The amendments in this ASU better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships, making more hedges eligible for hedge accounting, particularly for rates and commodities hedges. It also aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements by requiring an entity to present the earnings effect of the hedging instrument in the same income statement line item in which the earnings effect of the hedged item is reported. This guidance is effective for the Company in the first quarter of fiscal year 2019, with early adoption permitted. The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial statements.
In May 2017, the FASB issued ASU 2017-09, “Stock Compensation - Scope of Modification Accounting,” which provides guidance as to when a modification of a share-based award must be accounted for. In general, if a modification of the terms and conditions of an award does not change the fair value of the award (or calculated value or intrinsic value, if used instead of fair value), does not change the vesting conditions of the award, and does not change the classification of the award as an equity instrument or a liability instrument, then an entity need not account for the modification. This guidance is effective for the Company in the first quarter of fiscal year 2018, with early adoption permitted. The new rules are applied prospectively to awards modified after the adoption date. The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial statements.
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
In August 2016, the FASB issued ASU 2016-15 “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments: A Consensus of the FASB Emerging Issues Task Force.” ASU 2016-15 makes targeted changes to how cash receipts and cash payments are presented in the statement of cash flows. The areas specifically addressed include debt prepayment and debt extinguishment costs, the settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, cash premiums paid for and proceeds from corporate-owned life insurance policies, distributions received from equity method investees and cash receipts from payments on transferor’s beneficial interest on securitized trade receivables. Additionally, the amendment states that, in the absence of other prevailing guidance, cash receipts and payments that have characteristics of more than one class of cash flows should have each separately identifiable source or use of cash presented within the most predominant class of cash flows based on the nature of the underlying cash flows. This guidance is effective for the Company in the first quarter of fiscal year 2018, with early adoption permitted. The Company is currently evaluating this ASU, but does not believe the adoption of this guidance will have a material impact on its consolidated financial statements.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(16.)     IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS (Continued)
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which requires companies to recognize a lease liability that represents the discounted obligation to make future minimum lease payments, and a corresponding right-of-use asset on the balance sheet for most leases. This ASU retains a distinction between finance leases and operating leases, and the classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the current accounting literature. The result of retaining a distinction between finance leases and operating leases is that under the lessee accounting model in Topic 842, the effect of leases in a consolidated statement of comprehensive income and a consolidated statement of cash flows is largely unchanged from previous GAAP.  The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and are required to be applied on a modified retrospective basis. Earlier application is permitted. The Company expects the adoption of ASU 2016-02 will result in a material increase in the assets and liabilities on its Consolidated Balance Sheets. The Company is currently evaluating the impact that the adoption of this ASU will have on its Consolidated Statements of Operations and Other Comprehensive Income.
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
The Company is continuing to evaluate the effect this guidance will have on its consolidated financial statements, including potential impacts on the amount and timing of revenue recognition and additional information that may be necessary for the required expanded disclosures.  The Company has substantially completed its inventory of all outstanding contracts and is in the process of applying the five-step model to those contracts to evaluate the quantitative and qualitative impacts the new standard will have on its business and reported revenues.  Based on the assessment completed to date, the Company believes (1) that the warranties offered to its customers are primarily assurance-type warranties and do not represent a separate performance obligation and (2) that the majority of its revenues related to its manufacturing and supply agreements will continue to be recognized at a point in time, as the criteria for over time recognition are not met.  Additionally, the Company has begun to assess when to recognize revenues related to its non-recurring engineering service arrangements under the new guidance.  At this time, the Company is unable to quantify the impact this new guidance will have on its reported revenues. The Company expects to adopt this ASU, as amended, in the first quarter of fiscal year 2018 on a modified retrospective basis.

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
Our Medical customers include large multi-national medical device original equipment manufacturers (“OEMs”) and their subsidiaries such as Abbott Labs, Biotronik, Boehringer Ingelheim, Boston Scientific, Cardinal Health, Johnson & Johnson, LivaNova, Medtronic, Nevro Corp., Philips Healthcare, Smith & Nephew, Stryker, and Zimmer Biomet. For the nine months ended September 29, 2017, Abbott Labs, Boston Scientific, Johnson & Johnson, and Medtronic collectively accounted for approximately 55% of our total sales. We believe that the diversification of our sales among the various subsidiaries and market segments with those four customers reduces our exposure to negative developments with any one customer. The loss of a significant amount of business from any of these four customers or a further consolidation of such customers could have a material adverse effect on our financial condition and results of operations.
Our Non-Medical customers include large multi-national OEMs and their subsidiaries serving the energy, military and environmental services markets such as Halliburton, Teledyne Technologies and Weatherford International.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

Financial Overview
Net income for the third quarter (“QTD”) and first nine months (“YTD”) of 2017 was $13.7 million, or $0.43 per diluted share, and $12.3 million, or $0.39 per diluted share, respectively, compared to net income of $11.5 million, or $0.37 per diluted share, and a net loss of $2.0 million, or $0.06 per diluted share, for the third quarter and first nine months of 2016, respectively. These year over year variances are primarily the result of the following:

•
Sales for the third quarter and first nine months of 2017 increased 4.8% and 4.3%, respectively. In comparison to the prior year periods, foreign currency exchange rates increased sales by approximately $1.6 million for the third quarter and decreased sales by approximately $1.0 million for the first nine months of 2017. Additionally, the Spin-off decreased sales by $1.2 million for the first nine months of 2017 compared to 2016. Excluding these amounts, organic sales for the third quarter and first nine months of 2017 increased 4.4% and 4.5%, respectively, primarily driven by market growth, recovery in the energy markets, new business wins, and lower comparables versus 2016 in our Advanced Surgical, Orthopedics & Portable Medical and Cardio & Vascular product lines due to the disruption of supply caused by the transfer of certain product lines in 2016;

•
Gross profit for the third quarter and first nine months of 2017 increased $0.3 million and $3.3 million, respectively, primarily due to the increase in sales discussed above as well as production efficiencies, partially offset by price concessions given to our larger OEM customers (approximately $5.5 million QTD; $14 million YTD) and higher incentive compensation based upon current year results;

•
Operating expenses for the third quarter and first nine months of 2017 were lower by $1.4 million and $24.3 million, respectively, primarily due to the results of Nuvectra not being included after the Spin-off ($4.7 million YTD), lower consolidation and integration charges ($7.7 million QTD, $26.5 million YTD), and various efficiencies and synergies gained as a result of our integration and consolidation initiatives partially offset by higher incentive compensation ($1.6 million QTD, $3.0 million YTD);

•
Interest expense for the third quarter and first nine months of 2017 declined $1.4 million and $2.4 million, respectively, primarily due to the amendment of our Term Loan B Facility in March 2017, which lowered the interest rate by 75 basis points, as well as the repayment of $106.5 million of debt during the first nine months of 2017. These reductions were partially offset by the accelerated write-off of deferred fees and original issue discount due to the accelerated pay down of debt during the first half of 2017 ($0.8 million QTD, $3.3 million YTD); and

•
Other (income) loss, net for the third quarter and first nine months of 2017 were lower by $0.1 million (lower net loss) and higher by $14.8 million (higher net loss), respectively. The year-to-date change is attributable to higher losses on our cost and equity method investments ($3.9 million YTD) and higher foreign currency exchange rate losses ($10.9 million YTD) driven by the remeasurement of intercompany loans and the weakening of the U.S. dollar relative to the Euro during the first nine months of 2017, which are primarily non-cash in nature. During the third quarter of 2017, $2.0 million of foreign currency exchange rate losses were almost entirely offset by $1.9 million of gains on our cost and equity method investments.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

Use of Non-GAAP Financial Information
We prepare our condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Additionally, we consistently report and discuss in our earnings releases and investor presentations adjusted pre-tax income, adjusted net income, adjusted earnings per diluted share, earnings before interest, taxes, depreciation, and amortization (“EBITDA”), adjusted EBITDA and organic sales growth rates. Adjusted pre-tax income, adjusted net income and adjusted earnings per diluted share consist of GAAP amounts adjusted for the following to the extent occurring during the period: (i) acquisition and integration related charges and expenses, (ii) amortization of intangible assets including inventory step-up amortization, (iii) facility consolidation, optimization, manufacturing transfer and system integration charges, (iv) asset write-down and disposition charges, (v) charges in connection with corporate realignments or a reduction in force, (vi) certain litigation expenses, charges and gains, (vii) unusual or infrequently occurring items, (viii) gain/loss on cost and equity method investments, (ix) extinguishment of debt charges, (x) the income tax (benefit) related to these adjustments (not for adjusted pre-tax income) and (xi) certain tax items that are outside the normal provision for the period (not for adjusted pre-tax income). Adjusted earnings per diluted share are calculated by dividing adjusted net income by diluted weighted average shares outstanding. Adjusted EBITDA consists of GAAP net income (loss) plus (i) the same adjustments as listed above except for items (x) and (xi), (ii) GAAP stock-based compensation, interest expense, and depreciation, (iii) GAAP provision (benefit) for income taxes and (iv) cash gains received from cost and equity method investments during the period. To calculate organic sales growth rates, which exclude the impact of changes in foreign currency exchange rates, as well as the impact of any acquisitions or divestitures of product lines on sales growth rates, we convert current period sales from local currency to U.S. dollars using the previous periods foreign currency exchange rates and exclude the amount of sales acquired/divested during the period from the current/previous period amounts, respectively. We believe that the presentation of adjusted net income, adjusted diluted earnings per share, EBITDA, adjusted EBITDA, and organic sales growth rates provides important supplemental information to management and investors seeking to understand the financial and business trends relating to our financial condition and results of operations.
A reconciliation of GAAP net income (loss) and diluted earnings (loss) per share (“EPS”) to adjusted amounts is as follows (in thousands, except per share amounts):

	Three Months Ended
	September 29, 2017			September 30, 2016
	Pre-Tax	Net Income	Per Diluted Share	Pre-Tax	Net Income	Per Diluted Share
As reported (GAAP)	$11,990	$13,690	$0.43	$8,717	$11,458	$0.37
Adjustments:
Amortization of intangibles(a)	11,051	7,840	0.24	9,473	6,702	0.22
IP related litigation (SG&A)(a)(b)	1,735	1,128	0.04	499	324	0.01
Consolidation and optimization expenses (OOE)(a)(c)	3,143	2,737	0.09	7,779	6,409	0.21
Acquisition and integration expenses (OOE)(a)(d)	2,267	1,106	0.03	5,319	3,492	0.11
Asset dispositions, severance and other (OOE)(a)(e)	854	563	0.02	272	36	—
(Gain) loss on cost and equity method investments, net(a)	(1,906)	(1,239)	(0.04)	245	159	0.01
Loss on extinguishment of debt(a)(f)	778	506	0.02	—	—	—
Tax adjustments(g)	—	—	—	—	(2,784)	(0.09)
Adjusted (Non-GAAP)	$29,912	$26,331	$0.82	$32,304	$25,796	$0.83
Diluted weighted average shares for adjusted EPS		32,173			31,153

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

	Nine Months Ended
	September 29, 2017			September 30, 2016
	Pre-Tax	Net Income	Per Diluted Share	Pre-Tax	Net Income (Loss)	Per Diluted Share
As reported (GAAP)	$11,911	$12,341	$0.39	$(3,358)	$(1,972)	$(0.06)
Adjustments:
Amortization of intangibles(a)	33,075	23,401	0.73	28,451	20,125	0.64
IP related litigation (SG&A)(a)(b)	3,027	1,968	0.06	2,691	1,749	0.06
Consolidation and optimization expenses (OOE)(a)(c)	8,370	6,729	0.21	21,804	17,698	0.57
Acquisition and integration expenses (OOE)(a)(d)	10,057	6,276	0.20	23,143	15,148	0.49
Asset dispositions, severance and other (OOE)(a)(e)	6,528	4,247	0.13	5,057	4,459	0.14
(Gain) loss on cost and equity method investments, net(a)	2,919	1,897	0.06	(932)	(606)	(0.02)
Loss on extinguishment of debt(a)(f)	3,272	2,127	0.07	—	—	—
Nuvectra results prior to Spin-off (a)(h)	—	—	—	4,037	2,624	0.08
Tax adjustments(g)	—	—	—	—	(2,784)	(0.09)
Adjusted (Non-GAAP)	$79,159	$58,986	$1.85	$80,893	$56,441	$1.81
Diluted weighted average shares for adjusted EPS(i)		31,947			31,211

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

(c)
During 2017 and 2016, we incurred costs primarily related to the transfer of our Beaverton, OR portable medical and Plymouth, MN vascular manufacturing operations to Tijuana, Mexico, the closure of our Arvada, CO site and the consolidation of our two Galway, Ireland sites. In addition, 2017 costs also include expenses related to the closure of our Clarence, NY facility.

(d)	Reflects acquisition and integration costs related to the acquisition of Lake Region Medical, which was acquired in October 2015.

(e)
Amounts for the nine months ended September 29, 2017 include approximately $5.3 million of expense related to our CEO, CFO and Chief Human Resources Officer transitions. Amounts for 2016 primarily include legal and professional fees incurred in connection with the Spin-off, which was completed in March 2016.

(f)	Represents debt extinguishment charges in connection with pre-payments made on our Term Loan B Facility during 2017, which are included in Interest Expense, Net.

(g)	Tax adjustments for the 2016 periods include a discrete tax benefit related to certain transaction costs of the Lake Region Medical acquisition and the Spin-off.

(h)	Represents the results of Nuvectra prior to the Spin-off on March 14, 2016.

(i)
The diluted weighted average shares for adjusted EPS for the nine month periods ended September 29, 2017 and September 30, 2016 include 223,000 and 455,000, respectively, of potentially dilutive shares not included in the computation of diluted weighted average common shares for GAAP diluted EPS purposes because their effect would have been anti-dilutive in that period.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

Adjusted diluted EPS was $0.82 and $1.85 per share for the third quarter and first nine months of 2017, respectively, compared to $0.83 and $1.81 per share, respectively, for the same prior year periods. These results reflect the benefit of our increased sales, lower interest expense, and the various efficiencies and synergies gained from our integration and consolidation initiatives, partially offset by higher foreign currency exchange rate losses and higher incentive compensation. The increase in losses from foreign exchange rate changes was $2.0 million ($1.6 million net of tax, $0.05 per diluted share) and $10.9 million ($8.7 million net of tax, $0.27 per diluted share) for the third quarter and first nine months of 2017, respectively, in comparison to the prior year periods.
A reconciliation of GAAP net income (loss) to EBITDA and adjusted EBITDA is as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Net income (loss) (GAAP)	$13,690	$11,458	$12,341	$(1,972)

Interest expense	26,485	27,870	81,025	83,395
Benefit for income taxes	(1,700)	(2,741)	(430)	(1,386)
Depreciation	14,068	12,893	41,509	38,963
Amortization	11,051	9,473	33,075	28,451
EBITDA	63,594	58,953	167,520	147,451

IP related litigation	1,735	499	3,027	2,691
Stock-based compensation (excluding OOE)	2,149	1,950	7,806	5,773
Consolidation and optimization expenses	3,143	7,779	8,370	21,804
Acquisition and integration expenses	2,267	5,319	10,057	23,143
Asset dispositions, severance and other	854	272	6,528	5,057
Noncash (gain) loss on cost and equity method investments	(992)	245	3,833	(270)
Nuvectra results prior to Spin-off	—		—	3,665
Adjusted EBITDA (Non-GAAP)	$72,750	$75,017	$207,141	$209,314

2017 Outlook
Our current full-year 2017 outlook is as follows (in millions, except for per share amounts):

	GAAP		Non-GAAP(b)
	As Reported	Growth	Adjusted	Growth
Sales	$1,420 to $1,435	2.5% to 3.5%	$1,420 to $1,435	2.5% to 3.5%
Earnings per Diluted Share(a)	$0.60 to $0.80	Favorable	$2.55 - $2.75	(5%) to 3%
Cash Flow from Operations	~$150	42%

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

Our CEO’s View
Integer delivered another quarter of solid year-over-year sales growth, driven by strong performance in our Cardio & Vascular, Advanced Surgical, Orthopedics and Portable Medical, and Non-Medical product lines. Cash flow generation remains strong and enabled further accelerated debt pay down in the quarter. We are on track to deliver results within our original 2017 guidance after adjusting for the impact of foreign exchange.
We are pleased with our sustained quarterly growth demonstrating our progress towards transitioning our business back to a long-term growth trajectory. As we look forward, we believe we have significant opportunities to further expand and grow our business. We have a unique breadth of capabilities to serve our customers across the entire product continuum and across multiple product categories. Whether a customer needs an engineered component or a complete device that we’ve developed, or anything in between, we can deliver. Our innovative design and manufacturing capabilities, our global footprint and scalability, our high-quality, and our customer focus enable us to deliver more for our customers.
Cost Savings and Consolidation Efforts
In 2017 and 2016, we recorded charges in Other Operating Expenses, Net related to various cost savings and consolidation initiatives. These initiatives were undertaken to improve our operational efficiencies and profitability, the most significant of which are as follows (dollars in millions):

Initiative	Expected Expense	Expected Capital	Expected Benefit to Operating Income(a)	Expected Completion
Investments in capacity and capabilities	$54 - $56	$24 - $25	> $20	2017
Lake Region Medical consolidations	$20 - $25	$5 - $6	$12 - $13	2018

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

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

Our Financial Results
We utilize a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31. For 52-week years, each quarter contains 13 weeks. The third quarter and first nine months of 2017 and 2016 ended on September 29, and September 30, respectively, and each contained 13 weeks and 39 weeks, respectively.
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
The following tables present selected financial information derived from our Condensed Consolidated Financial Statements, contained in Item 1 of this report, for the periods presented (dollars in thousands, except per share):

	Three Months Ended
	September 29,	September 30,	Change
	2017	2016	$	%
Medical Sales:
Cardio & Vascular	$138,982	$129,347	$9,635	7.4%
Cardiac & Neuromodulation	101,616	108,147	(6,531)	(6.0)%
Advanced Surgical, Orthopedics & Portable Medical	107,581	100,203	7,378	7.4%
Total Medical Sales	348,179	337,697	10,482	3.1%
Non-Medical	15,129	8,870	6,259	70.6%
Total Sales	363,308	346,567	16,741	4.8%
Cost of sales	265,073	248,658	16,415	6.6%
Gross profit	98,235	97,909	326	0.3%
Gross profit as a % of sales	27.0%	28.3%
SG&A	39,733	36,265	3,468	9.6%
SG&A as a % of sales	10.9%	10.5%
RD&E, Net	13,607	11,412	2,195	19.2%
RD&E, Net as a % of sales	3.7%	3.3%
Other operating expenses, net	6,264	13,370	(7,106)	(53.1)%
Operating income	38,631	36,862	1,769	4.8%
Operating margin	10.6%	10.6%
Interest expense, net	26,485	27,870	(1,385)	(5.0)%
Other loss, net	156	275	(119)	(43.3)%
Income before benefit for income taxes	11,990	8,717	3,273	37.5%
Benefit for income taxes	(1,700)	(2,741)	1,041	(38.0)%
Effective tax rate	(14.2)%	(31.4)%
Net income	$13,690	$11,458	$2,232	19.5%
Net income as a % of sales	3.8%	3.3%
Diluted earnings per share	$0.43	$0.37	$0.06	16.2%

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

	Nine Months Ended
	September 29,	September 30,	Change
	2017	2016	$	%
Medical Sales:
Cardio & Vascular	$396,321	$365,271	$31,050	8.5%
Cardiac & Neuromodulation	311,614	323,599	(11,985)	(3.7)%
Advanced Surgical, Orthopedics & Portable Medical	321,287	307,956	13,331	4.3%
Total Medical Sales	1,029,222	996,826	32,396	3.2%
Non-Medical	42,218	30,361	11,857	39.1%
Total Sales	1,071,440	1,027,187	44,253	4.3%
Cost of sales	782,707	741,779	40,928	5.5%
Gross profit	288,733	285,408	3,325	1.2%
Gross profit as a % of sales	26.9%	27.8%
SG&A	118,956	115,781	3,175	2.7%
SG&A as a % of sales	11.1%	11.3%
RD&E, Net	39,907	42,358	(2,451)	(5.8)%
RD&E, Net as a % of sales	3.7%	4.1%
Other operating expenses, net	24,955	50,004	(25,049)	(50.1)%
Operating income	104,915	77,265	27,650	35.8%
Operating margin	9.8%	7.5%
Interest expense, net	81,025	83,395	(2,370)	(2.8)%
Other (income) loss, net	11,979	(2,772)	14,751	NM
Income (loss) before benefit for income taxes	11,911	(3,358)	15,269	NM
Benefit for income taxes	(430)	(1,386)	956	(69.0)%
Effective tax rate	(3.6)%	41.3%
Net income (loss)	$12,341	$(1,972)	$14,313	NM
Net income (loss) as a % of sales	1.2%	(0.2)%
Diluted earnings (loss) per share	$0.39	$(0.06)	$0.45	NM

NM Calculated amount not meaningful

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

Product Line Sales Highlights
For the third quarter and first nine months of 2017, Cardio & Vascular sales increased $9.6 million, or 7.4%, and $31.1 million, or 8.5%, respectively, versus the comparable 2016 periods. These increases were primarily attributable to market growth and new business wins, as well as lower comparables in 2016 due to the disruption of supply caused by our consolidation initiatives, which occurred throughout 2016. During the third quarter and first nine months of 2017, price concessions to our larger OEM customers reduced Cardio & Vascular sales by approximately $2 million and $4 million, respectively, in comparison to the same periods of 2016. During the third quarter and first nine months of 2017, foreign currency exchange rate fluctuations did not materially impact our Cardio & Vascular sales in comparison to the same periods of 2016.
For the third quarter and first nine months of 2017, Cardiac & Neuromodulation sales decreased $6.5 million, or 6.0% and $12.0 million, or 3.7%, respectively, versus the comparable 2016 periods. Approximately $1.2 million of the year-to-date decrease was a result of the Spin-off of Nuvectra in the first quarter of 2016. Foreign currency exchange rate fluctuations did not have a material impact on Cardiac & Neuromodulation sales during the third quarter and first nine months of 2017 in comparison to the same periods of 2016. For the third quarter and first nine months of 2017, organic Cardiac & Neuromodulation sales, which excludes the impact of the Spin-off and currency exchange rate fluctuations, decreased 6.0% and 3.4%, respectively. These decreases were primarily the result of market declines, as well as customer inventory management initiatives. Additionally, during the third quarter and first nine months of 2017, price concessions to our larger OEM customers reduced Cardiac & Neuromodulation sales by approximately $2 million and $6 million, respectively, in comparison to the same periods of 2016. Partially offsetting these decreases was growth in our neuromodulation products, which was not enough to offset the declines in our legacy cardiac rhythm management products.
For the third quarter and first nine months of 2017, Advanced Surgical, Orthopedics & Portable Medical sales increased $7.4 million, or 7.4%, and $13.3 million, or 4.3%, respectively, versus the comparable 2016 periods. Foreign currency exchange rate fluctuations increased third quarter 2017 sales by approximately $1 million and reduced the first nine months of 2017 sales by approximately $1 million in comparison to the 2016 periods primarily due to U.S. dollar fluctuations relative to the Euro. For the third quarter and first nine months of 2017, organic Advanced Surgical, Orthopedics & Portable Medical sales, which excludes the impact of foreign currency exchange rate fluctuations, increased 6.4% and 4.7%, respectively, in comparison to the respective 2016 periods. These increases were primarily due to advanced surgical market growth and the timing of customer inventory builds and new product ramps, as well as lower comparables due to the disruption of supply caused by our consolidation initiatives which occurred during the first quarter of 2016. For the third quarter and first nine months of 2017, price concessions to our larger OEM customers reduced Advanced Surgical, Orthopedics & Portable Medical sales by approximately $2 million and $4 million, respectively, in comparison to the same periods of 2016.
For the third quarter and first nine months of 2017, Non-Medical sales increased $6.3 million, or 70.6%, and $11.9 million, or 39.1%, respectively, versus the comparable 2016 periods. These increases were primarily driven by continued recovery in the energy markets, as well as, new business wins and market share gains. Foreign currency exchange rates and price fluctuations did not have a material impact on Non-Medical sales during the third quarter and first nine months of 2017 in comparison to the same periods of 2016.

Gross Profit
Changes to gross profit as a percentage of sales (“Gross Margin”) from the prior year were due to the following:

	Change From Prior Year
	Three Months	Nine Months
Price(a)	(1.5)%	(1.3)%
Mix(b)	(0.3)	(0.2)
Incentive compensation(c)	(0.6)	(0.4)
Production efficiencies and volume(d)	1.1	1.0
Total percentage point change to gross profit as a percentage of sales	(1.3)%	(0.9)%

(a)	Our Gross Margin for 2017 has been negatively impacted by price concessions given to our larger OEM customers in return for long-term volume commitments.

(b)	Our Gross Margin for the third quarter and first nine months of 2017 has been negatively impacted by a higher mix of sales of lower margin products.

(c)	Amounts represent the impact to our Gross Margin attributable to our cash and stock incentive programs. Performance-based compensation is accrued based upon actual results achieved.

(d)
Represents various increases and decreases to our Gross Margin. Overall, our Gross Margin for 2017 has been positively impacted by production efficiencies and synergies gained as a result of our integration and consolidation initiatives as well as higher volumes in comparison to the respective 2016 periods.

SG&A Expenses
Changes to SG&A expenses from the prior year were due to the following (in thousands):

	Change From Prior Year
	Three Months	Nine Months
Nuvectra SG&A(a)	$—	$(1,913)
Legal expenses(b)	1,060	614
Intangible asset amortization(c)	1,667	4,965
Incentive compensation programs(d)	822	1,929
Other(e)	(81)	(2,420)
Net increase in SG&A Expenses	$3,468	$3,175

(a)	Amount represents the impact to our SG&A related to the over-head costs divested as a result of the Spin-off of Nuvectra in March 2016.

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

RD&E, Net
Changes to RD&E, Net expenses from the prior year were due to the following (in thousands):

	Change From Prior Year
	Three Months	Nine Months
Nuvectra RD&E(a)	$—	$(2,830)
Customer cost reimbursements(b)	885	476
Incentive compensation programs(c)	799	1,051
Other(d)	511	(1,148)
Net increase (decrease) in RD&E, Net	$2,195	$(2,451)

(a)	Amount represents the impact to our RD&E, Net related to the divested costs as a result of the Spin-off of Nuvectra in March 2016.

(b)	Amount represents the change in customer cost reimbursements from the prior year. Customer cost reimbursements vary from period to period depending on the timing of achievement of project milestones.

(c)	Amounts represent the impact to our RD&E, Net attributable to our cash and stock incentive programs. Performance-based compensation is accrued based upon actual results achieved.

(d)
Represents various increases and decreases to our RD&E, Net. Overall, our RD&E, Net for 2017 has been positively impacted by efficiencies and synergies gained as a result of our integration and consolidation initiatives.

Other Operating Expenses, Net
Other Operating Expenses, Net is comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Investments in capacity and capabilities(a)	$1,542	$4,542	$4,407	$13,821
Lake Region Medical consolidations(a)	1,456	2,908	3,623	7,355
Acquisition and integration costs(b)	2,267	5,319	10,057	23,143
Asset dispositions, severance and other(c)	854	272	6,528	5,057
Other consolidation and optimization initiatives	145	329	340	628
Total other operating expenses, net	$6,264	$13,370	$24,955	$50,004

(a)
Refer to “Cost Savings and Consolidation Efforts” section of this Item and Note 9 “Other Operating Expenses, Net” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for disclosures related to the timing and level of remaining expenditures for these initiatives.

(b)
During the third quarter and first nine months of 2017 and 2016, we incurred costs related to the acquisition of Lake Region Medical, consisting primarily of professional, consulting, severance, retention, relocation, and travel costs. In addition, the third quarter and first nine months of 2016 includes change-in-control payments to former Lake Region Medical executives. Refer to Note 9 “Other Operating Expenses, Net” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for disclosures related to the timing and level of remaining expenditures for acquisition and integration costs.

(c)
The first nine months of 2017 amount include approximately $5.3 million in expense related to our CEO, CFO and Chief Human Resources Officer transitions, most of which were recognized in the first and second quarters. The transition expenses for the third quarter were not material. The 2016 amounts primarily include legal and professional costs incurred in connection with the Spin-off.

We continually evaluate our operating structure in order to maximize efficiencies and drive margin expansion. Other Operating Expenses, Net for 2017 are expected to be approximately $30 million to $35 million.

Interest Expense, Net
Interest Expense, Net for the three and nine months ended September 29, 2017 was $26.5 million and $81.0 million, respectively, compared to $27.9 million and $83.4 million for the three and nine months ended September 30, 2016. The weighted average interest rates paid on all outstanding borrowings for the three and nine months ended September 29, 2017 were 5.64% and 5.56%, respectively, compared to 5.78% and 5.76%, respectively, for the comparable periods in 2016. The lower weighted average interest rates paid in 2017 were primarily due to our amending our Senior Secured Credit Facilities during March of 2017, which resulted in a 75 basis point reduction to the applicable interest rate margins of our TLB facility, partially offset by the increase in the LIBOR rate during 2017. Cash interest expense decreased $2.2 million and $5.8 million for the three and nine months ended September 29, 2017, respectively, when compared to the same periods in 2016, primarily due to the previously mentioned rate reduction combined with lower outstanding debt balances due to the repayment of debt over the last year. Non-cash interest expense (i.e. deferred fee and discount amortization) increased $0.8 million and $3.5 million for the three and nine months ended September 29, 2017, respectively, when compared to the same periods in 2016, primarily attributable to the accelerated write-off (losses from extinguishment of debt) of deferred fees and discounts due to prepayments of a portion of our TLB Facility during the first nine months of 2017. We recognized losses from extinguishment of debt during the three and nine months ended September 29, 2017 of $0.8 million and $3.3 million, respectively. We have repaid $106.5 million of debt during the first nine months of 2017, including $37.7 million during the third quarter. See Note 6 “Debt” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for additional information pertaining to our debt.
Other (Income) Loss, Net
Other (Income) Loss, Net for the three and nine months ended September 29, 2017 was a loss of $0.2 million and $12.0 million, respectively, compared to a loss of $0.3 million and income of $2.8 million for the three and nine months ended September 30, 2016, respectively. Other (Income) Loss, Net is primarily comprised of income (loss) on our cost and equity method investments and the impact of foreign currency exchange rates on transactions denominated in foreign currencies.
Other (Income) Loss, Net for the three and nine months ended September 29, 2017 includes net income realized on our cost and equity method investments of $1.9 million and a net loss of $2.9 million, respectively, compared to a net loss of $0.2 million and net income of $0.9 million for the three and nine months ended September 30, 2016, respectively. During the three and nine months ended September 29, 2017, we recognized impairment charges of $0.3 million and $5.3 million on our cost method investments. These investments are in start-up research and development companies whose fair value is highly subjective in nature and could be subject to significant fluctuations in the future that could result in material gains or losses. See Note 14 “Fair Value Measurements” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for additional information pertaining to our cost and equity method investments.
The impact of foreign currency exchange rates on transactions denominated in foreign currencies included in Other (Income) Loss, Net for the three and nine months ended September 29, 2017 was a loss of $2.0 million and $9.0 million, respectively, compared to a loss of $0.004 million and a gain of $1.8 million for the three and nine months ended September 30, 2016, respectively. The losses in 2017 were primarily driven by the impact of the weakening U.S. dollar relative to the Euro on our inter-company loans and are primarily non-cash in nature. We continually monitor our foreign currency exposures and take steps to mitigate these risks. During 2017, we have taken and will continue to take steps to manage the impact of currency exchange fluctuations on earnings and believe our exposure has been significantly reduced.  However, fluctuations in foreign currency exchange rates could have a significant impact, positive or negative, on our financial results in the future.
Provision for Income Taxes
We recognized an income tax benefit of $1.7 million for the third quarter of 2017 on $12.0 million of pre-tax income compared to an income tax benefit of $2.7 million on $8.7 million of pre-tax income for the same period of 2016. An income tax benefit for the first nine months of 2017 of $0.4 million was recorded on pre-tax income of $11.9 million compared to $1.4 million on a pre-tax loss of $3.4 million for the same period of 2016. The effective tax rate for the third quarter and first nine months of 2017 includes discrete tax benefits of $0.6 million and discrete tax charges of $0.6 million, respectively, primarily related to stock based compensation expense in accordance with new guidance under Accounting Standards Update (“ASU”) 2016-09, return to provision adjustments, and the taxation of currency gains and losses arising from qualified business units (e.g., Branches) that operate in a currency other than the currency of their owner, in accordance with new guidance under temporary regulations and Internal Revenue Code Section 987. The effective tax rate for the third quarter and first nine months of 2016 includes discrete tax benefits of $3.3 million and $1.9 million, respectively, primarily related to return to provision adjustments and non-deductible Lake Region Medical and Spin-off related transaction costs, respectively.

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
Our worldwide effective tax rate is expected to be approximately (9%) for 2017, excluding discrete items. The difference between our effective tax rate and the U.S. federal statutory income tax rate in the current year is primarily attributable to our overall lower effective tax rate in the foreign jurisdictions in which we operate and where our foreign earnings are derived. The lower tax rate jurisdictions in which we operate and the respective statutory tax rate for each respective jurisdiction include Switzerland (22%), Mexico (30%), Uruguay (25%), and Ireland (12.5%). In addition, we currently have a tax holiday in Malaysia through April 2018, with a potential extension through April 2023 if certain conditions are met. While we are not currently aware of any material trends in these jurisdictions that are likely to impact our current or future tax expense, our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower effective tax rates and higher than anticipated in countries where we have higher effective tax rates, or by changes in tax laws or regulations. We regularly assess any significant exposure associated with increases in tax rates in international jurisdictions and adjustments are made as events occur that warrant adjustment to our tax provisions. Our 2017 blended effective tax rate on foreign earnings is currently estimated to be approximately 22%. The foreign rate differential reduces our worldwide effective tax rate by approximately 20% as compared to the U.S. statutory federal income tax rate. For the year, we expect to have positive income before taxes in our foreign jurisdictions but losses before taxes in U.S. jurisdictions due to our large amount of Other Operating Expenses, Net and Interest Expense, Net.
Liquidity and Capital Resources

(dollars in thousands)	September 29, 2017	December 30, 2016
Cash and cash equivalents	$43,637	$52,116
Working capital	323,227	332,087
Current ratio	2.58	2.79
Cash and cash equivalents at September 29, 2017 decreased by $8.5 million from year-end as excess cash flow from operations was used to pay down our debt. Working capital decreased $8.9 million from December 30, 2016 due to the Company’s strategic initiatives to reduce working capital in order to generate cash to pay down debt.
At September 29, 2017, approximately $24 million of the Company's $43.6 million of cash and cash equivalents resided in jurisdictions outside the United States. It is the Company's practice to use available cash in the United States to pay down its Senior Secured Credit Facilities in order to minimize total interest expense. Repatriation of funds residing in jurisdictions located outside the United States to the United States could be subject to domestic and foreign taxes and some portion may be subject to governmental restrictions.
Summary of Cash Flows

	Nine Months Ended
(in thousands)	September 29, 2017	September 30, 2016
Cash provided by (used in):
Operating activities	$115,570	$71,799
Investing activities	(34,702)	(50,885)
Financing activities	(91,317)	(58,865)
Effect of foreign currency exchange rates on cash and cash equivalents	1,970	468
Net change in cash and cash equivalents	$(8,479)	$(37,483)
Operating Activities – During the nine months ended September 29, 2017, we generated cash of $115.6 million from operations compared to $71.8 million for the nine months ended September 30, 2016. This increase was primarily due to a $42.1 million increase in cash net income. Other Non-cash Losses reported in cash flows from operating activities increased $8.7 million primarily due to our foreign currency exchange rate losses and cost method investment write-downs recorded during the first nine months of 2017, which are non-cash in nature.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

Investing Activities – The $16.2 million decrease in net cash used in investing activities was primarily attributable to lower purchases of property, plant, and equipment. Our current expectation is that capital spending for 2017 will be in the range of $50 million to $55 million, of which approximately half is discretionary in nature. We anticipate that cash on hand, cash flows from operations and available borrowing capacity under our Revolving Credit Facility will be sufficient to fund these capital expenditures.
Financing Activities – Net cash used in financing activities for the nine months of 2017 was $91.3 million compared to $58.9 million in the comparable 2016 period. Financing activities during the first nine months of 2017 included net payments of $108.3 million related to paying down our debt obligations, partially offset by $17.1 million of proceeds from the exercise of stock options. Financing activities during the nine months of 2016 included $76.3 million of cash divested with the Spin-off, which was partially funded by $55.0 million in borrowings incurred under our Revolving Credit Facility, and $6.8 million paid to purchase the remaining non-controlling interests in Nuvectra’s Algostim and PelviStim subsidiaries. See Note 2 “Divestiture” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for a further description of the Spin-off. During October 2017, the Company repaid an additional $10 million on its TLB Facility.
Capital Structure – As of September 29, 2017, our capital structure consists of $1.6 billion of debt outstanding under our Senior Secured Credit Facilities and Senior Notes and 31.7 million shares of common stock outstanding. If necessary, we currently have access to $111.7 million under our Revolving Credit Facility. This amount may vary from period to period based upon our debt and EBITDA levels, which impacts our covenant calculations. If necessary, we are also authorized to issue up to 100 million shares of common stock and 100 million shares of preferred stock. As of September 29, 2017, our debt service obligations, comprised of principal and interest payments for the remainder of 2017, are estimated to be approximately $30 million.
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
Credit Facilities - As of September 29, 2017, we had senior secured credit facilities (the “Senior Secured Credit Facilities”) that consist of (i) a $200 million revolving credit facility (the “Revolving Credit Facility”), which had $79 million drawn as of September 29, 2017, (ii) a $342 million term loan A facility (the “TLA Facility”), and (iii) an $883 million term loan B facility (the “TLB Facility”). Additionally, as of September 29, 2017, we had $360 million aggregate principal amount of 9.125% senior notes due on November 1, 2023 (the “Senior Notes”) outstanding. The Revolving Credit Facility will mature on October 27, 2020, the TLA Facility will mature on October 27, 2021 and the TLB Facility will mature on October 27, 2022. The Senior Secured Credit Facilities include a mandatory prepayment provision customary for credit facilities of its nature.
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
The Revolving Credit Facility and TLA Facility contain financial covenants requiring (A) a maximum total net leverage ratio (as defined in the agreement governing the Senior Secured Credit Facilities) of 6.25:1.0, subject to step downs beginning in the first fiscal quarter of 2018 and (B) a minimum interest coverage ratio of adjusted EBITDA (as defined in the Senior Secured Credit Facilities) to interest expense of 2.5:1.0 subject to step ups beginning in the first quarter of 2018. As of September 29, 2017, our total net leverage ratio, calculated in accordance with our Senior Secured Credit Facilities agreement, was approximately 5.40 to 1.00. For the twelve month period ended September 29, 2017, our ratio of adjusted EBITDA to interest expense, calculated in accordance with our Senior Secured Credit Facilities agreement, was approximately 3.08 to 1.00.
Failure to comply with these financial covenants would result in an event of default as defined under the Revolving Credit Facility and TLA Facility unless waived by the lenders. An event of default may result in the acceleration of our indebtedness. As a result, management believes that compliance with these covenants is material to us. As of September 29, 2017, we were in full compliance with the financial covenants described above. However, a significant increase in the LIBOR interest rate and/or a decline in our operating performance, and in particular our sales and/or adjusted EBITDA, could result in our inability to meet these financial covenants and lead to an event of default if a waiver or amendment could not be obtained from our lenders.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

The Revolving Credit Facility is supported by a consortium of thirteen lenders with no lender controlling more than 27% of the facility. As of September 29, 2017, the banks supporting 88% of the Revolving Credit Facility each had an S&P credit rating of at least BBB+ or better, which is considered investment grade. The banks which support the remaining 12% of the Revolving Credit Facility are not currently being rated.
See Note 6 “Debt” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for a further description on the Company’s outstanding debt.
Non-Guarantor Information – For the nine months ended September 29, 2017, our subsidiaries that are non-Guarantors under our Senior Secured Credit Facilities represented approximately 33% and 44% of our revenue and EBITDA, respectively. In addition, as of September 29, 2017, our subsidiaries that are non-Guarantors under our Senior Secured Credit Facilities held approximately 30% of our total tangible assets and 4% of our total tangible liabilities. Tangible assets consist of total assets less intangible assets, intercompany receivables, and deferred taxes. Tangible liabilities consist of total liabilities less intercompany payables and deferred taxes.
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
Contractual Obligations
There have been no significant changes to our contractual obligations during the nine months ended September 29, 2017 as compared to those disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K. See Note 6 “Debt” and Note 11 “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements contained in Item 1 of this report for further discussion on our contractual obligations.
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
ITEM 4. CONTROLS AND PROCEDURES

a.	Evaluation of Disclosure Controls and Procedures
Our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the Securities and Exchange Commission as of September 29, 2017. These disclosure controls and procedures have been designed to provide reasonable assurance that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on their evaluation, as of September 29, 2017, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.

b.	Changes in Internal Control Over Financial Reporting
During the Company’s most recent fiscal quarter, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
There were no new material legal proceedings that are required to be reported in the quarter ended September 29, 2017, and no material developments during the quarter in the Company’s legal proceedings as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 30, 2016, except that with respect to the AVX litigation, on August 10, 2017, a second jury found that AVX infringed an additional Integer patent.

ITEM 1A.	RISK FACTORS
There have been no material changes to the Company’s risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 30, 2016.

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.1#*	Release Agreement and Acknowledgement, dated August 22, 2017, between Integer Holdings Corporation and Kristin Trecker.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Extension Schema Document

101.CAL*	XBRL Extension Calculation Linkbase Document

101.LAB*	XBRL Extension Label Linkbase Document

101.PRE*	XBRL Extension Presentation Linkbase Document

101.DEF*	XBRL Extension Definition Linkbase Document

*	Filed herewith.
**	Furnished herewith.
#	Indicates exhibits that are management contracts or compensation plans or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	October 30, 2017	INTEGER HOLDINGS CORPORATION

		By:	/s/ Joseph W. Dziedzic
Joseph W. Dziedzic
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Gary J. Haire
Gary J. Haire
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ Thomas J. Mazza
Thomas J. Mazza
Vice President, Corporate Controller and Treasurer
(Principal Accounting Officer)