Form 10-Q
period 2018-03-30
Integer Holdings Corp
filed 2018-05-04
CIK 1114483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2018
Commission File Number 1-16137
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Company’s common stock, $0.001 par value per share, as of May 1, 2018 was: 32,013,674 shares.

INTEGER HOLDINGS CORPORATION
Form 10-Q
For the Quarterly Period Ended March 30, 2018

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands except share and per share data)	March 30, 2018	December 29, 2017
ASSETS
Current assets:
Cash and cash equivalents	$29,488	$44,096
Accounts receivable, net of allowance for doubtful accounts of $0.7 million and $0.8 million, respectively	242,218	242,456
Inventories	239,490	227,534
Refundable income taxes	494	37
Prepaid expenses and other current assets	17,071	17,786
Total current assets	528,761	531,909
Property, plant and equipment, net	367,664	370,375
Goodwill	995,200	990,238
Other intangible assets, net	914,398	920,393
Deferred income taxes	4,388	4,152
Other assets	36,647	31,278
Total assets	$2,847,058	$2,848,345
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$32,813	$30,469
Accounts payable	104,372	83,517
Income taxes payable	12,549	13,477
Accrued expenses	74,992	81,540
Total current liabilities	224,726	209,003
Long-term debt	1,528,944	1,578,696
Deferred income taxes	150,578	145,364
Other long-term liabilities	22,421	21,901
Total liabilities	1,926,669	1,954,964
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 32,138,402 and 31,977,953 shares issued, respectively; 32,011,286 and 31,871,427 shares outstanding, respectively	32	32
Additional paid-in capital	673,106	669,756
Treasury stock, at cost, 127,116 and 106,526 shares, respectively	(5,964)	(4,654)
Retained earnings	184,186	176,068
Accumulated other comprehensive income	69,029	52,179
Total stockholders’ equity	920,389	893,381
Total liabilities and stockholders’ equity	$2,847,058	$2,848,345
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
(in thousands except per share data)	March 30, 2018	March 31, 2017
Sales	$381,745	$345,413
Cost of sales	285,975	254,187
Gross profit	95,770	91,226
Operating expenses:
Selling, general and administrative expenses	41,238	39,499
Research, development and engineering costs	14,538	13,411
Other operating expenses	5,277	11,771
Total operating expenses	61,053	64,681
Operating income	34,717	26,545
Interest expense	26,445	28,893
(Gain) loss on cost and equity method investments, net	(4,970)	398
Other loss, net	1,033	1,449
Income (loss) before income taxes	12,209	(4,195)
Provision for income taxes	4,091	144
Net income (loss)	$8,118	$(4,339)
Earnings (loss) per share:
Basic	$0.25	$(0.14)
Diluted	$0.25	$(0.14)
Weighted average shares outstanding:
Basic	31,902	31,016
Diluted	32,423	31,016

Comprehensive Income
Net income (loss)	$8,118	$(4,339)
Other comprehensive income:
Foreign currency translation gain	13,441	6,536
Net change in cash flow hedges, net of tax	3,409	1,750
Other comprehensive income	16,850	8,286
Comprehensive income	$24,968	$3,947
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
(in thousands)	March 30, 2018	March 31, 2017
Cash flows from operating activities:
Net income (loss)	$8,118	$(4,339)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	26,334	24,606
Debt related amortization included in interest expense	2,871	3,437
Stock-based compensation	3,222	4,669
Non-cash (gain) loss on cost and equity method investments	(4,970)	398
Other non-cash losses	123	1,101
Deferred income taxes	3,181	(1,753)
Changes in operating assets and liabilities:
Accounts receivable	1,008	(8,700)
Inventories	(11,442)	(5,956)
Prepaid expenses and other current assets	2,810	1,853
Accounts payable	22,466	13,146
Accrued expenses	(6,031)	4,401
Income taxes	(1,568)	5,762
Net cash provided by operating activities	46,122	38,625
Cash flows from investing activities:
Acquisition of property, plant and equipment	(10,959)	(12,787)
Proceeds from sale of property, plant and equipment	898	459
Purchase of cost and equity method investments	—	(260)
Net cash used in investing activities	(10,061)	(12,588)
Cash flows from financing activities:
Principal payments of long-term debt	(50,032)	(79,151)
Proceeds from issuance of long-term debt	—	50,000
Proceeds from the exercise of stock options	1,006	7,449
Payment of debt issuance costs	—	(1,789)
Withholding tax paid related to stock-based compensation	(2,188)	—
Net cash used in financing activities	(51,214)	(23,491)
Effect of foreign currency exchange rates on cash and cash equivalents	545	219
Net increase (decrease) in cash and cash equivalents	(14,608)	2,765
Cash and cash equivalents, beginning of period	44,096	52,116
Cash and cash equivalents, end of period	$29,488	$54,881
Supplemental disclosure of cash flow information:
Noncash investing and financing activities:
Property, plant and equipment purchases included in accounts payable	$2,007	$3,243
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
(in thousands)	Shares	Amount		Shares	Amount
December 29, 2017	31,978	$32	$669,756	(107)	$(4,654)	$176,068	$52,179	$893,381
Comprehensive income:
Net income	—	—	—	—	—	8,118	—	8,118
Other comprehensive income, net	—	—	—	—	—	—	16,850	16,850
Share-based compensation plans:
Stock-based compensation	—	—	3,222	—	—	—	—	3,222
Net shares issued	160	—	128	(20)	(1,310)	—	—	(1,182)
March 30, 2018	32,138	$32	$673,106	(127)	$(5,964)	$184,186	$69,029	$920,389
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
Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, certain components of equity, sales, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ materially from these estimates. For further information, refer to the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2017.
The Company utilizes a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31. The first quarter of 2018 and 2017 each contained 13 weeks and ended on March 30, and March 31, respectively. The Company’s 2018 and 2017 fiscal years will end or ended on December 28, 2018 and December 29, 2017, respectively.
(2.)     INVENTORIES
Inventories are comprised of the following (in thousands):

	March 30, 2018	December 29, 2017
Raw materials	$96,405	$97,615
Work-in-process	104,612	92,650
Finished goods	38,473	37,269
Total	$239,490	$227,534

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(3.)     GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
The changes in the carrying amount of goodwill by reportable segment for the quarter ended March 30, 2018 were as follows (in thousands):

	Medical	Non- Medical	Total
December 29, 2017	$973,238	$17,000	$990,238
Foreign currency translation	4,962	—	4,962
March 30, 2018	$978,200	$17,000	$995,200
Intangible Assets
Intangible assets at March 30, 2018 and December 29, 2017 were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount
March 30, 2018
Definite-lived:
Purchased technology and patents	$256,719	$(121,802)	$3,432	$138,349
Customer lists	759,987	(95,149)	20,872	685,710
Other	4,534	(7,809)	3,326	51
Total	$1,021,240	$(224,760)	$27,630	$824,110
Indefinite-lived:
Trademarks and tradenames				$90,288

December 29, 2017
Definite-lived:
Purchased technology and patents	$256,719	$(117,695)	$2,483	$141,507
Customer lists	759,987	(87,555)	16,103	688,535
Other	4,534	(7,797)	3,326	63
Total	$1,021,240	$(213,047)	$21,912	$830,105
Indefinite-lived:
Trademarks and tradenames				$90,288
Aggregate intangible asset amortization expense is comprised of the following (in thousands):

	Three Months Ended
	March 30, 2018	March 31, 2017
Cost of sales	$4,068	$4,084
Selling, general and administrative expenses	7,606	6,758
Research, development and engineering costs	39	136
Total intangible asset amortization expense	$11,713	$10,978
Estimated future intangible asset amortization expense based on the carrying value as of March 30, 2018 is as follows (in thousands):

	2018	2019	2020	2021	2022	After 2022
Amortization Expense	$33,872	$45,724	$46,349	$45,470	$43,430	$609,265

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(4.)     DEBT
Long-term debt is comprised of the following (in thousands):

	March 30, 2018	December 29, 2017
Senior secured term loan A	$328,125	$335,157
Senior secured term loan B	830,286	873,286
9.125% senior notes due 2023	360,000	360,000
Revolving line of credit	74,000	74,000
Unamortized discount on term loan B and debt issuance costs	(30,654)	(33,278)
Total debt	1,561,757	1,609,165
Current portion of long-term debt	(32,813)	(30,469)
Total long-term debt	$1,528,944	$1,578,696
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
As of March 30, 2018, the Company had $74 million of outstanding borrowings on the Revolving Credit Facility and an available borrowing capacity of $116.8 million after giving effect to $9.2 million of outstanding standby letters of credit. As of March 30, 2018, the weighted average interest rate on all outstanding borrowings under the Revolving Credit Facility was 5.10%.
Subject to certain conditions, commitments under the Revolving Credit Facility may be increased through an incremental revolving facility so long as, on a pro forma basis, the Company’s first lien net leverage ratio does not exceed 4.25:1.00. The outstanding amount of the Revolving Credit Facility approximated its fair value as of March 30, 2018 based upon the debt being variable rate and short-term in nature.
Term Loan Facilities
The TLA Facility and TLB Facility mature on October 27, 2021 and October 27, 2022, respectively. Interest rates on the TLB Facility are, at the Company’s option, either at: (i) the prime rate plus 2.25% or (ii) the applicable LIBOR rate plus 3.25%, with LIBOR subject to a 1.00% floor. As of March 30, 2018, the interest rates on the TLA Facility and TLB Facility were 5.13% and 4.99%, respectively. Additionally, if the Company receives both (a) a public corporate family credit rating from Moody’s Investors Services, Inc. of “B2” (stable outlook) or higher and (b) a public corporate credit rating from Standard & Poor’s Financial Services LLC of “B” (stable outlook) or higher, the interest rate margins for the TLB Facility will step down by an additional 25 basis points.
Subject to certain conditions, one or more incremental term loan facilities may be added to the Term Loan Facilities so long as, on a pro forma basis, the Company’s first lien net leverage ratio does not exceed 4.25:1.00.
As of March 30, 2018, the estimated fair value of the TLB Facility was approximately $839 million, based on quoted market prices for the debt, recent sales prices for the debt and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and is classified as Level 2 measurements within the fair value hierarchy. The par amount of the TLA Facility approximated its fair value as of March 30, 2018 based upon the debt being variable rate in nature.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(4.)     DEBT (Continued)
Covenants
The Revolving Credit Facility and TLA Facility contain covenants requiring (A) a maximum Total Net Leverage Ratio of 6.0:1.00, subject to periodic step downs beginning in the third quarter of 2018 and (B) a minimum interest coverage ratio of adjusted EBITDA (as defined in the Senior Secured Credit Facilities) to interest expense of not less than 2.75:1.00 subject to a step up beginning in the first quarter of 2019. As of March 30, 2018, the Company was in compliance with these financial covenants. The TLB Facility does not contain any financial maintenance covenants.
The Senior Secured Credit Facilities also contain negative covenants that restrict the Company’s ability to (i) incur additional indebtedness; (ii) create certain liens; (iii) consolidate or merge; (iv) sell assets, including capital stock of the Company’s subsidiaries; (v) engage in transactions with the Company’s affiliates; (vi) create restrictions on the payment of dividends or other amounts from the Company’s restricted subsidiaries; (vii) pay dividends on capital stock or redeem, repurchase or retire capital stock; (viii) pay, prepay, repurchase or retire certain subordinated indebtedness; (ix) make investments, loans, advances and acquisitions; (x) make certain amendments or modifications to the organizational documents of the Company or its subsidiaries or the documentation governing other senior indebtedness of the Company; and (xi) change the Company’s type of business. These negative covenants are subject to a number of limitations and exceptions that are described in the Senior Secured Credit Facilities agreement. As of March 30, 2018, the Company was in compliance with all negative covenants under the Senior Secured Credit Facilities.
The Senior Secured Credit Facilities provide for customary events of default. Upon the occurrence and during the continuance of an event of default, the outstanding advances and all other obligations under the Senior Secured Credit Facilities become immediately due and payable.
9.125% Senior Notes due 2023
On October 27, 2015, the Company completed a private offering of $360 million aggregate principal amount of 9.125% senior notes due on November 1, 2023 (the “Senior Notes”). All of the Senior Notes are outstanding as of March 30, 2018.
As of March 30, 2018, the estimated fair value of the Senior Notes was approximately $390 million, based on quoted market prices of these Senior Notes, recent sales prices for the Senior Notes and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and is classified as Level 2 measurements within the fair value hierarchy.
The indenture for the Senior Notes contain certain restrictive covenants and provides for customary events of default, subject in certain cases to customary cure periods, as a result of which the Senior Notes and any unpaid interest would become due and payable. As of March 30, 2018, the Company was in compliance with all restrictive covenants under the indenture governing the Senior Notes.
Contractual maturities under the Senior Secured Credit Facilities and Senior Notes for the remainder of 2018 and the next four years and thereafter, excluding any discounts or premiums, as of March 30, 2018 are as follows (in thousands):

	2018	2019	2020	2021	2022	After 2022
Future minimum principal payments	$23,437	$37,500	$111,500	$229,688	$830,286	$360,000
Debt Issuance Costs and Discounts
The change in deferred debt issuance costs related to the Revolving Credit Facility is as follows (in thousands):

December 29, 2017	$2,808
Amortization during the period	(247)
March 30, 2018	$2,561

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(4.)     DEBT (Continued)
The change in unamortized discount and debt issuance costs related to the Term Loan Facilities and Senior Notes is as follows (in thousands):

	Debt Issuance Costs	Unamortized Discount on TLB Facility	Total
December 29, 2017	$26,889	$6,389	$33,278
Write-off of debt issuance costs and unamortized discount(1)	(745)	(312)	(1,057)
Amortization during the period	(1,279)	(288)	(1,567)
March 30, 2018	$24,865	$5,789	$30,654

(1)
The Company prepaid portions of its TLB Facility during 2018 and 2017. The Company recognized losses from extinguishment of debt during the quarters ended March 30, 2018 and March 31, 2017 of $1.1 million and $1.6 million, respectively, which is included in Interest Expense in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income. The loss from extinguishment of debt represents the portion of the unamortized discount and debt issuance costs related to the portion of the TLB Facility that was prepaid.

Interest Rate Swap
During 2016, the Company entered into a three-year $200 million interest rate swap to hedge against potential changes in cash flows on the outstanding variable rate debt, which is indexed to the one-month LIBOR rate. The variable rate received on the interest rate swap and the variable rate paid on the outstanding debt will have the same rate of interest, excluding the credit spread, and will reset and pay interest on the same date. The swap is being accounted for as a cash flow hedge.
Information regarding the Company’s outstanding interest rate swap designated as a cash flow hedge as of March 30, 2018 is as follows (dollars in thousands):

Notional Amount	Start Date	End Date	Pay Fixed Rate	Receive Current Floating Rate	Fair Value	Balance Sheet Location
$200,000	Jun-17	Jun-20	1.1325%	1.8750%	$5,544	Other Long-Term Assets
The estimated fair value of the interest rate swap agreement represents the amount the Company would receive (pay) to terminate the contract. No portion of the change in fair value of the Company’s interest rate swap during the quarters ended March 30, 2018 and March 31, 2017 was considered ineffective. The amounts recorded to Interest Expense during the quarters ended March 30, 2018 and March 31, 2017 related to the Company’s interest rate swap were a reduction of $0.2 million and $0.1 million, respectively. The estimated Accumulated Other Comprehensive Income related to the Company’s interest rate swaps that is expected to be reclassified into earnings within the next twelve months is a $2.0 million gain.
(5.)     BENEFIT PLANS
The Company is required to provide its employees located in Switzerland, Mexico, France, and Germany certain statutorily mandated defined benefits. Components of net defined benefit cost for these plans were comprised of the following (in thousands):

	Three Months Ended
	March 30, 2018	March 31, 2017
Service cost	$127	$110
Interest cost	46	38
Amortization of net loss	16	17
Expected return on plan assets	(4)	(4)
Net defined benefit cost	$185	$161

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(6.)     STOCK-BASED COMPENSATION
The Company maintains certain stock-based compensation plans that were approved by the Company’s stockholders and are administered by the Board of Directors, or the Compensation and Organization Committee of the Board. The stock-based compensation plans provide for the granting of stock options, shares of restricted stock awards (“RSAs”), restricted stock units (“RSUs”), stock appreciation rights and stock bonuses to employees, non-employee directors, consultants, and service providers.
The components and classification of stock-based compensation expense were as follows (in thousands):

	Three Months Ended
	March 30, 2018	March 31, 2017
Stock options	$331	$710
RSAs and RSUs (time-based)	2,078	2,204
Performance-based RSUs (“PSUs”)	813	1,755
Total stock-based compensation expense	$3,222	$4,669

Cost of sales	$220	$142
Selling, general and administrative expenses	2,965	2,159
Research, development and engineering costs	33	105
Other operating expenses	4	2,263
Total stock-based compensation expense	$3,222	$4,669
During the first quarter of 2017, the Company recorded $2.2 million of accelerated stock-based compensation expense in connection with the transition of its former Chief Executive Officer per the terms of his contract, which was classified as Other Operating Expenses.
The weighted average fair value and assumptions used to value options granted are as follows:

	Three Months Ended
	March 30, 2018	March 31, 2017
Weighted average fair value	$14.89	$9.14
Risk-free interest rate	2.21%	1.63%
Expected volatility	39%	38%
Expected life (in years)	4.0	3.7
Expected dividend yield	—%	—%
The following table summarizes the Company’s stock option activity:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In Millions)
Outstanding at December 29, 2017	931,353	$30.89
Granted	28,447	45.13
Exercised	(27,322)	36.81
Forfeited or expired	(818)	48.43
Outstanding at March 30, 2018	931,660	$31.14	5.7	$23.7
Exercisable at March 30, 2018	777,521	$30.03	5.0	$20.6

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(6.)     STOCK-BASED COMPENSATION (Continued)
During the three months ended March 30, 2018, the Company awarded grants of 0.3 million RSUs to certain members of management, of which 0.2 million are performance-based RSUs (“PSUs”) and the remainder are time-based RSUs that vest over three years. Of the PSUs, 0.1 million of the shares subject to each grant will be earned based upon achievement of specific Company performance metrics over a three-year performance period ending January 1, 2021, and 0.1 million of the shares subject to each grant will be earned based on the Company’s achievement of a relative total shareholder return (“TSR”) performance requirement, on a percentile basis, compared to a defined group of peer companies over a three-year performance period ending January 1, 2021. The number of PSUs earned based on the achievement of the Company performance metrics and TSR performance requirements, if any, will vest based on the recipient’s continuous service to the Company over a period of generally one to three years from the grant date. The time-based RSUs generally vest ratably over a three-year period.
The grant-date fair value of the TSR portion of the PSUs granted during the three months ended March 30, 2018 was determined using the Monte Carlo simulation model on the date of grant, assuming the following (i) expected term of 2.92 years, (ii) risk free interest rate of 2.28%, (iii) expected dividend yield of 0.0% and (iv) expected stock price volatility over the expected term of the TSR award of 40%. The grant-date fair value of all other restricted stock awards is equal to the closing market price of Integer common stock on the date of grant.
The following table summarizes RSA and RSU activity:

	Time-Vested Activity	Weighted Average Fair Value
Nonvested at December 29, 2017	163,431	$35.96
Granted	147,878	49.30
Vested	(11,999)	49.78
Forfeited	(4,453)	43.62
Nonvested at March 30, 2018	294,857	$41.97
The following table summarizes PSU activity:

	Performance- Vested Activity	Weighted Average Fair Value
Nonvested at December 29, 2017	469,889	$32.37
Granted	159,669	45.37
Vested	(127,191)	34.29
Forfeited	(129,311)	33.36
Nonvested at March 30, 2018	373,056	$36.93
(7.)     OTHER OPERATING EXPENSES
Other Operating Expenses is comprised of the following (in thousands):

	Three Months Ended
	March 30, 2018	March 31, 2017
Strategic reorganization and alignment	$3,492	$—
Manufacturing alignment to support growth	513	—
Consolidation and optimization initiatives	605	2,395
Acquisition and integration expenses	—	4,820
Asset dispositions, severance and other	667	4,556
Total other operating expenses	$5,277	$11,771

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(7.)     OTHER OPERATING EXPENSES (Continued)
Strategic Reorganization and Alignment
During the fourth quarter of 2017, the Company began to take steps to better align its resources in order to enhance the profitability of its portfolio of products. This includes improving its business processes and redirecting investments away from projects where the market does not justify the investment, as well as aligning resources with market conditions and the Company’s future strategic direction. The Company estimates that it will incur aggregate pre-tax charges in connection with the strategic reorganization and alignment plan of between approximately $10 million to $12 million, of which an estimated $8 million to $12 million are expected to result in cash outlays. During the three months ended March 30, 2018, the Company incurred charges relating to this initiative which primarily included severance and personnel related costs for terminated employees and fees for professional services. These expenses were primarily recorded within the Medical Segment. As of March 30, 2018, total expense incurred for this initiative since inception was $9.4 million. These actions are expected to be substantially completed by the end of the second quarter of 2018.
Manufacturing Alignment to Support Growth
In 2017, the Company initiated several initiatives designed to reduce costs, improve operating efficiencies and increase manufacturing capacity to accommodate growth.  The plan involves the relocation of certain manufacturing operations and expansion of certain of the Company's facilities. The Company estimates that it will incur aggregate pre-tax restructuring related charges in connection with the realignment plan of between approximately $9 million to $11 million, the majority of which are expected to be cash expenditures, and capital expenditures of between approximately $4 million to $6 million. Costs related to the Company’s manufacturing alignment to support growth initiative were primarily recorded within the Medical Segment. As of March 30, 2018, total expense incurred for this initiative since inception was $0.9 million. These actions are expected to be substantially completed by the end of 2019.
Consolidation and Optimization Initiatives
In 2014, the Company initiated plans to transfer certain manufacturing functions performed at its facility in Beaverton, OR to a new facility in Tijuana, Mexico. Additionally, during 2016, the Company announced it would be closing its facility in Clarence, NY after transferring the machined component product lines manufactured in that facility to other Integer locations in the U.S. Costs related to the Company’s consolidation and optimization initiatives were primarily recorded within the Medical Segment. The Company does not expect to incur any material additional costs associated with these activities as they were substantially completed as of March 30, 2018.
The following table summarizes the change in accrued liabilities related to the initiatives described above (in thousands):

	Severance and Retention	Other	Total
December 29, 2017	$1,308	$—	$1,308
Restructuring charges	3,274	1,336	4,610
Cash payments	(3,136)	(897)	(4,033)
March 30, 2018	$1,446	$439	$1,885
Acquisition and Integration Expenses
The Company did not incur any additional costs associated with these activities during the three months ended March 30, 2018. During the three months ended March 31, 2017, the Company incurred $4.8 million in acquisition and integration costs related to the acquisition of Lake Region Medical, consisting primarily of integration costs. Integration costs primarily include professional, consulting, severance, retention, relocation, and travel costs. The $0.4 million of acquisition and integration costs accrued as of December 29, 2017 were paid during the three months ended March 30, 2018. These projects were completed as of December 29, 2017.
Asset Dispositions, Severance and Other
During the first quarter of 2018 and 2017, the Company recorded losses in connection with various asset disposals and/or write-downs. The 2017 amount also includes approximately $4.7 million in expense related to the Company’s leadership transitions, which were recorded within the corporate unallocated segment.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(8.)     INCOME TAXES
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
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Reform Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017.
Under GAAP, the effect of a change in tax laws or rates to be recognized in income from continuing operations for the period that includes the enactment date. As such, the Company recognized an estimate of the impact of the Tax Reform Act in the year ended December 29, 2017. The Company had an estimated $147.5 million of undistributed foreign earnings and profit subject to the deemed mandatory repatriation as of December 29, 2017 and recognized a provisional $14.7 million in 2017 for the one-time transition tax. The Company has sufficient U.S. net operating losses to offset cash tax liabilities associated with the repatriation tax. In addition, as a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under the Tax Reform Act, the Company revalued its ending net deferred tax liabilities at December 29, 2017 and recognized a $56.5 million tax benefit in the Company’s Consolidated Statement of Operations and Comprehensive Income (Loss) for the year ended December 29, 2017. For further discussion of the impact of the Tax Reform Act for the year ended December 29, 2017 reference is made to Note 12 of the Company’s consolidated financial statements as of and for the year ended December 29, 2017 included in the Company’s 2017 Annual Report on Form 10-K for the year ended December 29, 2017.
On December 22, 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 118 to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. The Company recognized the tax impact of the revaluation of deferred tax assets and liabilities and the provisional tax impact related to deemed repatriated earnings and included these amounts in its consolidated financial statements for the year ended December 29, 2017. The ultimate impact may differ from the provisional amount, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Reform Act. This accounting is expected to be complete by the date that the Company’s 2017 U.S. corporate income tax return is filed in 2018. During the three month period ended March 30, 2018, there were no changes made to the provisional amount recorded in 2017.
In addition to the reduction of the U.S. federal corporate tax rate and the one-time transition tax discussed above, the Tax Reform Act also established new tax laws that affect 2018, including, but not limited to: (i) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries; (ii) a new U.S. Income inclusion on certain earnings of foreign subsidiaries (Global Intangible Low-Taxed Income (“GILTI”)); (iii) the repeal of the domestic production activity deductions; (iv) limitations on the deductibility of certain executive compensation; (v) an elimination of the deduction for certain deemed “base erosion payments” made to foreign affiliates (Base Erosion and Anti-Abuse Tax (“BEAT”)); and (vi) a new provision that allows a domestic corporation an immediate deduction for a portion of its foreign derived intangible income (“FDII”).

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(8.)     INCOME TAXES (Continued)
The GILTI provisions require the Company to include foreign subsidiary earnings in excess of a deemed return on the foreign subsidiary’s tangible assets in its U.S. income tax return. The Company expects that it will be subject to incremental U.S. tax on GILTI income beginning in 2018. Because of the complexity of the new GILTI tax rules and the ongoing regulatory interpretation of the GILTI provisions, the Company is continuing its evaluation of this provision of the Tax Reform Act and the application of ASC 740, Income Taxes. Under GAAP, the Company is allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred (the “period cost method”) or (2) factoring such amounts into the Company's measurement of its deferred taxes (the “deferred method”). The Company's selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing its global income to determine whether it expects to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be. Whether the Company expects to have future U.S. inclusions in taxable income related to GILTI depends on not only the Company's current structure and estimated future results of global operations, but also its intent and ability to modify its structure. While the Company has included an estimate of GILTI in its estimated effective tax rate for 2018, it has not finalized its analysis and is not yet able to determine which method to elect. Adjustments related to the amount of GILTI Tax recorded in its condensed consolidated financial statements may be required based on the outcome of this election.
The BEAT provisions in the Tax Reform Act eliminate the deduction of certain base-erosion payments made to related foreign corporations, and impose a minimum tax if greater than regular tax.
The Company does not expect to be materially impacted by the BEAT or FDII provisions and has not included any impact of the provisions in its estimated effective tax rate for 2018, however, it is still in the process of analyzing the effect of these provisions of the Tax Reform Act.
The Company’s worldwide effective tax rate for the first quarter of 2018 was 33.5% on $12.2 million of income before the provision for income taxes compared to (3.4)% on $4.2 million of losses before the provision for income taxes for the same period in 2017. The 2018 estimated annual effective tax rate includes the estimated impact of all Tax Reform Act provisions.
The Company’s effective tax rate for 2018 differs from the U.S. federal statutory tax rate of 21% due principally to the estimated impact of the GILTI tax. The Company’s earnings outside the United States are generally taxed at blended rates that are marginally lower than the U.S. federal rate. The GILTI provisions require the Company to include foreign subsidiary earnings in excess of a deemed return on the foreign subsidiary’s tangible assets in its U.S. income tax return. There is a statutory deduction of 50% of the GILTI inclusion, however the deduction is subject to limitations based on U.S. taxable income. The Company currently has net operating losses to offset forecasted U.S. taxable income and as such, is temporarily subject to the deduction limitation which correspondingly imposes an incremental impact on U.S. income tax. The foreign jurisdictions in which the Company operates and where its foreign earnings are primarily derived, include Switzerland, Mexico, Germany, Uruguay, Malaysia and Ireland.
The Company’s effective tax rate for 2017 differs from the U.S. federal statutory tax rate of 35% due principally to the Company’s earnings outside the U.S. which are generally taxed at rates lower than the U.S. federal rate. In addition, the Company had positive income before taxes in its foreign jurisdictions but losses before taxes in U.S. jurisdictions.
As of March 30, 2018, the balance of unrecognized tax benefits is approximately $12.7 million. It is reasonably possible that a reduction of up to $1.1 million of the balance of unrecognized tax benefits may occur within the next twelve months as a result of potential audit settlements. Approximately $12.3 million of the balance of unrecognized tax benefits would favorably impact the effective tax rate, net of federal benefit on state issues, if recognized.
(9.)     COMMITMENTS AND CONTINGENCIES
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

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(9.)     COMMITMENTS AND CONTINGENCIES
In April 2013, the Company commenced an action against AVX Corporation and AVX Filters Corporation (collectively “AVX”) alleging that AVX had infringed on the Company’s patents by manufacturing and selling filtered feedthrough assemblies used in implantable pacemakers and cardioverter defibrillators that incorporate the Company’s patented technology. On January 26, 2016, a jury in the U.S. District Court for the District of Delaware returned a verdict finding that AVX infringed two Integer patents and awarded Integer $37.5 million in damages. Following a second trial in August 2017, a jury found that AVX infringed an additional Integer patent. On March 30, 2018, the U.S. District Court for the District of Delaware vacated the original damage award and ordered a retrial on damages, which is scheduled for January 2019. The Company has recorded no gains in connection with this litigation as no cash has been received.
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

December 29, 2017	$4,745
Additions to warranty reserve	256
Warranty claims settled	(69)
March 30, 2018	$4,932
Foreign Currency Contracts
The Company periodically enters into foreign currency forward contracts to hedge its exposure to foreign currency exchange rate fluctuations in its international operations. The Company has designated these foreign currency forward contracts as cash flow hedges. Accordingly, the effective portions of the unrealized gains and losses on these contracts are reported in Accumulated Other Comprehensive Income in the Condensed Consolidated Balance Sheets and are reclassified to earnings in the same periods during which the hedged transactions affect earnings. The estimated Accumulated Other Comprehensive Income related to the Company’s foreign currency contracts that is expected to be reclassified into earnings within the next twelve months is a $2.2 million loss.
The impact to the Company’s results of operations from its forward contract hedges is as follows (in thousands):

	Three Months Ended
	March 30, 2018	March 31, 2017
Increase in sales	$139	$24
Increase (decrease) in cost of sales	(436)	1,062
Ineffective portion of change in fair value	—	—
Information regarding outstanding foreign currency contracts designated as cash flow hedges as of March 30, 2018 is as follows (dollars in thousands):

Aggregate Notional Amount	Start Date	End Date	$/Foreign Currency		Fair Value	Balance Sheet Location
$2,313	Jan 2018	Jun 2018	0.0514	Peso	$142	Prepaid expenses and other current assets
22,798	Jan 2018	Dec 2018	0.0507	Peso	1,403	Prepaid expenses and other current assets
21,900	Jan 2018	Dec 2018	1.2089	Euro	644	Prepaid expenses and other current assets

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(10.)     EARNINGS (LOSS) PER SHARE (“EPS”)
The following table illustrates the calculation of basic and diluted EPS (in thousands, except per share amounts):

	Three Months Ended
	March 30, 2018	March 31, 2017
Numerator for basic and diluted EPS:
Net income (loss)	$8,118	$(4,339)
Denominator for basic EPS:
Weighted average shares outstanding	31,902	31,016
Effect of dilutive securities:
Stock options, restricted stock and RSUs	521	—
Denominator for diluted EPS	32,423	31,016
Basic EPS	$0.25	$(0.14)
Diluted EPS	$0.25	$(0.14)
The diluted weighted average share calculations do not include the following securities, which are not dilutive to the EPS calculations or the performance criteria have not been met (in thousands):

	Three Months Ended
	March 30, 2018	March 31, 2017
Time-vested stock options, restricted stock and RSUs	150	1,700
Performance-vested restricted stock and PSUs	182	593
(11.)     ACCUMULATED OTHER COMPREHENSIVE INCOME
Accumulated Other Comprehensive Income is comprised of the following (in thousands):

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total Pre-Tax Amount	Tax	Net-of-Tax Amount
December 29, 2017	$(1,422)	$3,418	$50,200	$52,196	$(17)	$52,179
Unrealized gain on cash flow hedges	—	5,124	—	5,124	(1,076)	4,048
Realized gain on foreign currency hedges	—	(575)	—	(575)	121	(454)
Realized gain on interest rate swap hedges	—	(234)	—	(234)	49	(185)
Foreign currency translation gain	—	—	13,441	13,441	—	13,441
March 30, 2018	$(1,422)	$7,733	$63,641	$69,952	$(923)	$69,029

December 30, 2016	$(1,475)	$1,420	$(15,660)	$(15,715)	$(285)	$(16,000)
Unrealized gain on cash flow hedges	—	1,712	—	1,712	(599)	1,113
Realized loss on foreign currency hedges	—	1,086	—	1,086	(380)	706
Realized gain on interest rate swap hedges	—	(106)	—	(106)	37	(69)
Foreign currency translation gain	—	—	6,536	6,536	—	6,536
March 31, 2017	$(1,475)	$4,112	$(9,124)	$(6,487)	$(1,227)	$(7,714)
The realized loss (gain) relating to the Company’s foreign currency hedges were reclassified from Accumulated Other Comprehensive Income and included in Cost of Sales or Sales as the transactions they are hedging occur. The realized gain relating to the Company’s interest rate swap hedges were reclassified from Accumulated Other Comprehensive Income and included in Interest Expense as interest on the corresponding debt being hedged is accrued.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(12.)     FAIR VALUE MEASUREMENTS
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Fair value measurement standards apply to certain financial assets and liabilities that are measured at fair value on a recurring basis (each reporting period). For the Company, these financial assets and liabilities include its derivative instruments. The Company does not have any nonfinancial assets or liabilities that are measured at fair value on a recurring basis. The Company also holds cost method and equity method investments which are measured at fair value on a nonrecurring basis.
Foreign Currency Contracts
The fair value of foreign currency contracts were determined through the use of cash flow models that utilize observable market data inputs to estimate fair value. These observable market data inputs included foreign exchange rate and credit spread curves. In addition, the Company received fair value estimates from the foreign currency contract counterparties to verify the reasonableness of the Company’s estimates. The Company’s foreign currency contracts are categorized in Level 2 of the fair value hierarchy. Refer to Note 9 “Commitments and Contingencies” for further discussion regarding the fair value of the Company’s foreign currency contracts.
Interest Rate Swaps
The fair value of the Company’s interest rate swap contracts outstanding were determined through the use of a cash flow model that utilizes observable market data inputs. These observable market data inputs include LIBOR, swap rates, and credit spread curves. In addition, the Company received a fair value estimate from the interest rate swap counterparty to verify the reasonableness of the Company’s estimate. Refer to Note 4 “Debt” for further discussion regarding the fair value of the Company’s interest rate swap.
The following table provides information regarding assets and liabilities recorded at fair value on a recurring basis (in thousands):

	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 30, 2018
Assets: Foreign currency contracts (Note 9)	$2,189	$—	$2,189	$—
Assets: Interest rate swap (Note 4)	5,544	—	5,544	—

December 29, 2017
Assets: Interest rate swaps	$4,279	$—	$4,279	$—
Liabilities: Foreign currency contracts	861	—	861	—
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Fair value standards also apply to certain assets and liabilities that are measured at fair value on a nonrecurring basis. The carrying amounts of cash, accounts receivable, accounts payable, and accrued expenses approximate fair value because of the short-term nature of these items. Refer to Note 4 “Debt” for further discussion regarding the fair value of the Company’s Senior Secured Credit Facilities and Senior Notes. A summary of the valuation methodologies for assets and liabilities measured on a nonrecurring basis is as follows:
Cost and Equity Method Investments
The Company holds investments in equity and other securities that are accounted for as either cost method or equity method investments, which are classified as Other Assets on the Condensed Consolidated Balance Sheets. The total carrying value of these investments is reviewed quarterly for changes in circumstance or the occurrence of events that suggest the Company’s investment may not be recoverable. The fair value of cost method investments are not adjusted if there are no identified events or changes in circumstances that may have a material effect on the fair value of the investments. The aggregate recorded amount of cost and equity method investments at March 30, 2018 and December 29, 2017 was $25.8 million and $20.8 million, respectively.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(12.)     FAIR VALUE MEASUREMENTS (Continued)
As of March 30, 2018 and December 29, 2017, the recorded amount of the Company’s equity method investment was $18.8 million and $13.8 million, respectively. The Company’s equity method investment is in a Chinese venture capital fund focused on investing in life sciences companies. This fund accounts for its investments at fair value with the unrealized change in fair value of these investments recorded as income or loss to the fund in the period of change. As of March 30, 2018, the Company owned 6.6% of this fund. During the three months ended March 30, 2018 and March 31, 2017, the Company recognized a net gain of $5.0 million and a net loss of $0.4 million, respectively, on its equity method investment.
The Company’s recorded amount of cost method investments was $7.0 million at March 30, 2018 and December 29, 2017.
The Company did not recognize any impairment charges related to cost method investments during the three months ended March 30, 2018 and March 31, 2017. The fair value of these investments is primarily determined by reference to recent sales data of similar shares to independent parties in an inactive market and categorized in Level 2 of the fair value hierarchy.
(13.)     SEGMENT INFORMATION
The Company organizes its business into two reportable segments: (1) Medical and (2) Non-Medical. This segment structure reflects the financial information and reports used by the Company’s management, specifically its Chief Operating Decision Maker (“CODM”), to make decisions regarding the Company’s business, including resource allocations and performance assessments. This segment structure reflects the Company’s current operating focus in compliance with ASC 280, Segment Reporting. There were no sales between segments during the three months ended March 30, 2018 and March 31, 2017.
The following table presents sales by product line (in thousands).

	Three Months Ended
	March 30, 2018	March 31, 2017
Segment sales by product line:
Medical
Cardio & Vascular	$138,348	$125,108
Cardiac & Neuromodulation	108,910	103,813
Advanced Surgical, Orthopedics & Portable Medical	121,775	105,146
Total Medical	369,033	334,067
Non-Medical	12,712	11,346
Total sales	$381,745	$345,413
The following table presents income from operations for the Company’s reportable segments (in thousands).

	Three Months Ended
	March 30, 2018	March 31, 2017
Segment income from operations:
Medical	$52,127	$50,360
Non-Medical	3,198	1,562
Total segment income from operations	55,325	51,922
Unallocated operating expenses	(20,608)	(25,377)
Operating income	34,717	26,545
Unallocated expenses, net	(22,508)	(30,740)
Income (loss) before income taxes	$12,209	$(4,195)

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(14.)	REVENUE FROM CONTRACTS WITH CUSTOMERS
The majority of the Company’s revenues consist of sales of various medical devices and products to large, multinational OEMs and their affiliated subsidiaries. The Company considers the customer’s purchase order, which in some cases is governed by a long-term agreement, and the Company’s corresponding sales order acknowledgment as the contract with the customer. The Company has elected to adopt the practical expedient provided in ASC 340-40-25-4 and recognize the incremental costs of obtaining a contract, which are primarily sales commissions, as expense when incurred because the amortization period is less than one year.
Performance Obligations
The Company considers each shipment of an individual product included on a purchase order to be a separate performance obligation, as each shipment is separately identifiable and the customer can benefit from each individual product separately from the other products included on the purchase order. Accordingly, a contract can have one or more performance obligations to manufacture products. Standard payment terms range from 30 to 90 days and can include a discount for early payment.
The Company does not offer its customers a right of return. Rather, the Company warrants that each unit received by the customer will meet the agreed upon technical and quality specifications and requirements. Only when the delivered units do not meet these requirements can the customer return the non-compliant units as a corrective action under the warranty. The remedy offered to the customer is repair of the returned units or replacement if repair is not viable. Accordingly, the Company records a warranty reserve and any warranty activities are not considered to be a separate performance obligation. Historically, warranty reserves have not been material.
Transaction Price
Generally, the transaction price of the Company’s contracts consists of a unit price for each individual product included in the contract, which can be fixed or variable based on the number of units ordered. In some instances, the transaction price also includes a rebate for meeting certain volume-based targets over a specified period of time. The transaction price of a contract is determined based on the unit price and the number of units ordered, reduced by the rebate expected to be earned on those units. Rebates are estimated based on the expected achievement of the volume-based target using the most likely amount method and updated quarterly. Any adjustments to these estimates are recognized under the cumulative catch-up method, such that impact of the adjustment is recognized in the period in which it is identified.
The transaction price is allocated to each performance obligation on a relative standalone selling price basis. As the majority of products sold to customers are manufactured to meet the specific requirements and technical specifications of that customer, the products are considered unique to that customer and the unit price stated in the contract is considered the standalone selling price.
The Company has elected to adopt the practical expedient provided in ASC 606-10-50-14 and not disclose the aggregate amount of the transaction price allocated to unsatisfied performance obligations and an expectation of when those amounts are expected to be recognized as revenue because the majority of contracts have an original expected duration of one year or less.
Revenue Recognition
The Company recognizes revenue at the point in time when a performance obligation is satisfied and the customer has obtained control of the products. Control is defined as the ability to direct the use of and obtain substantially all of the remaining benefits of the product. The customer obtains control of the products when title and risk of ownership transfers to them, which is primarily based upon shipping terms. Accordingly, the majority of the Company’s revenues are recognized at the point of shipment. In instances where title and risk of ownership do not transfer to the customer until the products have reached the customer’s location, revenue is recognized at that point in time. Revenue is recognized net of sales tax, value-added taxes and other taxes.
Contract Modifications
Contract modifications, which can include a change in either or both scope and price, most often occur related to contracts that are governed by a long-term arrangement. Contract modifications typically relate to the same products already governed by the long-term arrangement, and therefore, are accounted for as part of the existing contract. If a contract modification is for additional products, it is accounted for as a separate contract.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(14.)	REVENUE FROM CONTRACTS WITH CUSTOMERS (Continued)
Disaggregated Revenue
In general, the Company's business segmentation is aligned according to the nature and economic characteristics of its products and customer relationships and provides meaningful disaggregation of each business segment's results of operations. For a summary by disaggregated product line sales for each segment, refer to Note 13, “Segment Information.” Additionally, the tables below disaggregate the Company’s revenues based upon significant customers, which are defined as any customer who individually represents 10% or more of a segment’s total revenues, and ship to country, which is defined as any country where 10% or more of a segment’s total revenues are shipped to. The Company believes that these categories best depict how the nature, amount, timing and uncertainty of revenues and cash flows are affected by economic factors.
The following table presents revenues by customer for the three months ended March 30, 2018.

Customer	Medical	Non-Medical
Customer A	17%	—%
Customer B	16%	—%
Customer C	15%	—%
Customer D	—%	19%
Customer E	—%	11%
All other customers	52%	70%
The following table presents revenues by ship to country for the three months ended March 30, 2018.

Ship to Location	Medical	Non-Medical
United States	55%	69%
Puerto Rico	10%	—%
Canada	—%	11%
All other Countries	35%	20%
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable and less frequently, unearned revenue. Accounts receivable are recorded when the right to consideration becomes unconditional. Unearned revenue is recorded when customers pay or are billed in advance of the Company’s satisfaction of performance obligations. Contract liabilities were $4.4 million and $3.6 million as of March 30, 2018 and December 29, 2017, respectively, and are classified as Accrued Expenses on the Condensed Consolidated Balance Sheets. During the three months ended March 30, 2018, we recognized $0.7 million of revenue that was included in the contract liability balance as of December 29, 2017. The Company does not have any contract assets.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(15.)	IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
The following table provides a brief description of recent Accounting Standard Updates ("ASU") issued by the Financial Accounting Standards Board ("FASB"):

Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.
The new guidance allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users.
		December 29, 2018 (beginning of 2019 fiscal year). Early adoption is permitted.	The Company is currently evaluating the impact that the adoption of this ASU will have on its consolidated financial statements.
In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities.
The new guidance improves the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results.
		December 29, 2018. Early adoption is permitted.	The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial statements.
In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.	The new guidance clarifies the presentation and classification of the components of net periodic benefit costs in the consolidated statement of operations.	December 30, 2017.
The Company adopted the new guidance effective December 30, 2017, the beginning of its 2018 fiscal year, using the retrospective transition method, as part of the FASB's simplification initiative. See Adoption of ASU 2017-07 section below for additional information.

In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory.
The new guidance requires the income tax consequences of an intra-entity transfer of assets other than inventory to be recognized when the transfer occurs rather than deferring until an outside sale has occurred.
		December 30, 2017.	The Company adopted the new guidance effective December 30, 2017. The adoption of the new guidance did not have a material impact to the Company.
In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments.	The new guidance clarifies the presentation and classification of certain cash receipts and cash payments in the statement of cash flows.	December 30, 2017.	The Company adopted the new guidance effective December 30, 2017. The adoption of the new guidance did not have a material impact to the Company.
In February 2016, the FASB issued ASU 2016-02, Leases.
The new guidance supersedes the lease guidance under ASC Topic 840, Leases, resulting in the creation of FASB ASC Topic 842, Leases. The guidance requires a lessee to recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term for both finance and operating leases.
December 29, 2018. Early adoption is permitted.
The Company is currently evaluating its population of leases, and is continuing to assess all potential impacts of the standard, but currently believes the most significant impact relates to its accounting for real estate operating leases. The Company anticipates recognition of additional assets and corresponding liabilities related to leases upon adoption, but has not yet quantified these at this time. The Company plans to adopt the standard effective December 29, 2018.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(15.)     IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS (Continued)

Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities.	The new guidance updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments.	December 30, 2017.	The Company adopted the new guidance effective December 30, 2017. The adoption of the new guidance did not have a material impact to the Company.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. Since that date, the FASB has issued additional ASUs clarifying certain aspects of ASU 2014-09.
The new guidance requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The new guidance provides alternative methods of adoption. Subsequent guidance issued after May 2014 did not change the core principle of ASU 2014-09.
December 30, 2017.
The Company adopted the new guidance effective December 30, 2017, using the modified retrospective transition method applied to those contracts which were not completed as of December 30, 2017.  Prior period amounts have not been adjusted and continue to be reflected in accordance with the Company’s historical accounting.  The adoption of this ASU did not have a material impact on the consolidated financial statements and therefore no cumulative adjustment was recorded to equity. The Company has updated its internal controls for changes and expanded disclosures have been made in the Notes to the Financial Statements as a result of adopting the standard. (See Note 14, “Revenue from Contracts with Customers”).

Adoption of ASU 2017-07
On December 30, 2017, we retrospectively adopted the new accounting guidance on presentation of net periodic pension costs (ASU 2017-07). That guidance requires that we disaggregate the service cost component of net benefit costs and report those costs in the same line item or items in the Condensed Consolidated Statements of Operations and Comprehensive Income as other compensation costs arising from services rendered by the pertinent employees during the period. The other non-service components of net benefit costs are required to be presented separately from the service cost component.
Following the adoption of this guidance, we continue to record the service cost component of net benefit costs in Cost of Sales and Selling, General and Administrative expenses. The interest cost component of net benefit costs is now recorded in Interest Expense and the remaining components of net benefit costs, amortization of net losses and expected return on plan assets, are now recorded in Other Loss, Net.
(16.)     SUBSEQUENT EVENT
On May 3, 2018, the Company entered into a definitive agreement to sell the Advanced Surgical and Orthopedic product lines within its Medical segment to MedPlast, LLC for $600 million in cash (the “Transaction”).  The Company expects to close the Transaction in the third quarter of 2018, subject to regulatory clearance and other customary closing conditions. The net proceeds from the sale are expected to be used to accelerate debt payments to reduce leverage.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q should be read in conjunction with the disclosures included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2017. In addition, please read this section in conjunction with our Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements contained herein.
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
Although it is not possible to create a comprehensive list of all factors that may cause actual results to differ from the results expressed or implied by our forward-looking statements or that may affect our future results, some of these factors include the following: our high level of indebtedness, our inability to pay principal and interest on this high level of outstanding indebtedness or to remain in compliance with financial and other covenants under our Senior Secured Credit Facilities, and the risk that this high level of indebtedness limits our ability to invest in our business and overall financial flexibility; our dependence upon a limited number of customers; customer ordering patterns; product obsolescence; our inability to market current or future products; pricing pressure from customers; our ability to timely and successfully implement cost savings and consolidation initiatives; our reliance on third party suppliers for raw materials, products and subcomponents; fluctuating operating results; our inability to maintain high quality standards for our products; challenges to our intellectual property rights; product liability claims; product field actions or recalls; our inability to successfully consummate and integrate acquisitions and to realize synergies and to operate these acquired businesses in accordance with expectations; our unsuccessful expansion into new markets; our failure to develop new products; the timing, progress and ultimate success of pending regulatory actions and approvals; our inability to obtain licenses to key technology; regulatory changes, including health care reform, or consolidation in the healthcare industry; global economic factors, including currency exchange rates and interest rates; the resolution of various legal actions brought against the Company; enactment related and ongoing impacts related to the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”), including the Global Intangible Low-Taxed Income (“GILTI”) tax; and other risks and uncertainties that arise from time to time and are described in Item 1A “Risk Factors” of our Annual Report on Form 10-K and in other periodic filings with the Securities and Exchange Commission. Except as required by applicable law, the Company assumes no obligation to update forward-looking statements in this report whether to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results, financial conditions or prospects, or otherwise.

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
Strategic Overview
During 2017, we undertook a thorough strategic review of our customers, competitors and markets. As a result of this review, during the fourth quarter of 2017, we began to take steps to better align our resources in order to invest to grow, protect, preserve and to enhance the profitability of our portfolio of products. These steps include focusing our investment in research and development and manufacturing, improving our business processes and redirecting investments away from projects where the market does not justify the investment. The execution of this strategy will be our primary focus going forward.
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
2018 Outlook(a)
(dollars in millions, except per share amounts)

	GAAP		Non-GAAP(b)(c)
	As Reported	Growth	Adjusted	Growth
Sales	$1,510 to $1,550	3% to 6%	$1,510 to $1,550	3% to 6%
Net Income	$50 to $60	(25%) to (10%)	$103 to $113	14% to 25%
EBITDA	N/A	N/A	$310 to $320	9% to 12%
Earnings per Diluted Share	$1.55 to $1.85	(26%) to (11%)	$3.20 to $3.50	14% to 25%

(a)
Our 2018 Outlook does not reflect the potential impact of the planned divestiture of the Advanced Surgical and Orthopedics product lines that was announced on May 3, 2018. Refer to Note 16 “Subsequent Event” of the Notes to Condensed Consolidated Financial Statements contained in Item 1 of this report for additional information about the divestiture.

(b)
Except as described below, further reconciliations by line item to the closest corresponding GAAP financial measure for Adjusted Net Income, Adjusted Earnings per Diluted Share and Adjusted EBITDA, included in our “2018 Outlook” above, are not available without unreasonable efforts on a forward-looking basis due to the high variability, complexity and visibility of the charges excluded from this non-GAAP financial measure.

(c)
Adjusted Net Income and EPS for 2018 is expected to consist of GAAP Net Income and EPS, excluding items such as intangible amortization, IP-related litigation costs, consolidation and realignment costs, asset disposition and write-down charges, and loss on extinguishment of debt totaling approximately $63 million. The after-tax impact of these items is estimated to be approximately $50 million, or approximately $1.54 per diluted share. Additionally, Adjusted Net Income and EPS is expected to exclude the estimated impact relating to our disallowed deduction of the GILTI tax, as mandated by the Tax Reform Act. This disallowed deduction of the GILTI tax (approximately 50% of the total GILTI tax) is due to the Company making use of its U.S. net operating losses (“NOLs”), and will be eliminated once the Company’s U.S. NOLs are fully utilized, which is expected to be in approximately three to five years. This adjustment makes our Adjusted Diluted EPS more comparable with other global companies that are not subject to this disallowed GILTI tax deduction and more comparable to the Company’s results following the full utilization of its U.S. NOLs.

Adjusted EBITDA is expected to consist of Adjusted Net Income, excluding items such as depreciation, interest, stock-based compensation and taxes totaling approximately $207 million.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

Financial Overview
Net income for the first quarter of 2018 was $8.1 million, or $0.25 per diluted share, compared to a net loss of $4.3 million, or $0.14 per diluted share for the first quarter of 2017. This variance is primarily the result of the following:

•
Sales increased $36.3 million or 11%. Foreign currency exchange rates increased sales by approximately $6 million. Organic sales for the first quarter of 2018 increased 9%, primarily driven by sales growth in our Medical segment through strong demand for Integer-owned products in the Cardio & Vascular product line, as well as strong demand for Neuromodulation products and strength in the Advanced Surgical, Orthopedics & Portable Medical product line;

•
Gross profit for the first quarter of 2018 increased $4.5 million, primarily due to the increase in sales discussed above, partially offset by price concessions given to our larger OEM customers and higher incentive compensation based upon current quarter results;

•
Operating expenses for the first quarter of 2018 were lower by $3.6 million, due to a decrease in other operating expenses ($6.5 million) attributable to the completion of spending on integration activities and various efficiencies and synergies gained as a result of our integration and consolidation initiatives partially offset by higher incentive compensation ($2.3 million);

•	Interest expense for the first quarter of 2018 declined $2.4 million, primarily attributable to lower outstanding debt balances due to the repayment of debt over the last year;

•
Net gains on cost and equity method investments, which are unpredictable in nature, increased first quarter income by $5.4 million as a result of a net gain of $5.0 million in the first quarter of 2018 compared to a net loss of $0.4 million during the first quarter of 2017; and

•	Other loss, net for the first quarter of 2018 was lower by $0.4 million (lower net loss), which includes a $0.1 million decrease in foreign currency exchange rate losses (favorable impact).

•	Income tax provision increased primarily due to an increase in pre-tax income, resulting from the factors discussed above and the estimated impact of the GILTI tax.
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

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

A reconciliation of GAAP net income (loss) and diluted earnings (loss) per share (“EPS”) to adjusted amounts is as follows (in thousands, except per share amounts):

	Three Months Ended
	March 30, 2018			March 31, 2017
	Pre-Tax	Net Income	Per Diluted Share	Pre-Tax	Net Income (Loss)	Per Diluted Share
As reported (GAAP)	$12,209	$8,118	$0.25	$(4,195)	$(4,339)	$(0.14)
Adjustments:
Amortization of intangibles(a)	11,713	9,304	0.29	10,978	7,746	0.24
IP related litigation (SG&A)(a)(b)	321	254	0.01	377	245	0.01
Strategic reorganization and alignment (OOE)(a)(c)	3,492	2,779	0.09	—	—	—
Manufacturing alignment to support growth (OOE)(a)(d)	513	369	0.01	—	—	—
Consolidation and optimization expenses (OOE)(a)(e)	605	473	0.01	2,395	1,899	0.06
Acquisition and integration expenses (OOE)(a)(f)	—	—	—	4,820	3,133	0.10
Asset dispositions, severance and other (OOE)(a)(g)	667	489	0.02	4,556	2,957	0.09
(Gain) loss on cost and equity method investments, net(a)	(4,970)	(3,926)	(0.12)	398	259	0.01
Loss on extinguishment of debt(a)(h)	1,057	835	0.03	1,559	1,013	0.03
Tax adjustments(i)	—	1,021	0.03	—	—	—
Adjusted (Non-GAAP)	$25,607	$19,716	$0.61	$20,888	$12,913	$0.41

Diluted weighted average shares for adjusted EPS(j)		32,423			31,685

(a)
The difference between pre-tax and net income (loss) amounts is the estimated tax impact related to the respective adjustment. Net income amounts are computed using a 21% U.S. tax rate (35% U.S. tax rate for 2017 periods), and the statutory tax rates in Mexico, Germany, France, Netherlands, Uruguay, Ireland and Switzerland, as adjusted for the existence of NOLs. Amortization of intangibles and OOE expense have also been adjusted to reflect the estimated impact relating to our disallowed deduction of the GILTI tax, as described in note (i) below. Expenses that are not deductible for tax purposes (i.e. permanent tax differences) are added back at 100%.

(b)
In 2013, we filed suit against AVX Corporation alleging they were infringing our intellectual property. Given the complexity and significant costs incurred pursuing this litigation, we are excluding these litigation expenses from adjusted amounts. This matter proceeded to trial during the first quarter of 2016 and again in the third quarter of 2017 that resulted in a jury awarding damages in the amount of $37.5 million.  In March 2018, the court vacated that damage award and ordered a new trial on damages, which is scheduled for January 2019. To date, no gains have been recognized in connection with this litigation.

(c)
As a result of the strategic review of our customers, competitors and markets we undertook during the fourth quarter of 2017, we began to take steps to better align our resources in order to invest to grow, protect, preserve and to enhance the profitability of our portfolio of products. This will include focusing our investment in RD&E and manufacturing, improving our business processes and redirecting investments away from projects where the market does not justify the investment. As a result, during the first quarter of 2018 we incurred charges related to this strategy, which primarily consisted of severance and fees for professional services.

(d)
In 2017, we initiated several initiatives designed to reduce costs, improve operating efficiencies and increase manufacturing capacity to accommodate growth.  The plan involves the relocation of certain manufacturing operations and expansion of certain of our facilities.

(e)
During 2018 and 2017, we incurred costs primarily related to the closure of our Clarence, NY facility and the transfer of our Beaverton, OR portable medical and Plymouth, MN vascular manufacturing operations to Tijuana, Mexico.

(f)	Reflects acquisition and integration costs related to the acquisition of Lake Region Medical, which occurred in October 2015.

(g)	Amounts for 2017 primarily include expenses related to our CEO and CFO transitions.

(h)	Represents debt extinguishment charges in connection with pre-payments made on our Term B Loan Facility, which are included in interest expense.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

(i)
Tax adjustments primarily includes the estimated impact relating to our disallowed deduction of the GILTI tax, as mandated by the Tax Reform Act. This disallowed deduction of the GILTI tax (approximately 50% of the total GILTI tax) is due to the Company making use of its U.S. NOLs, and will be eliminated once the Company’s U.S. NOLs are fully utilized, which is expected to be in approximately three to five years. This adjustment makes our Adjusted Diluted EPS more comparable with other global companies that are not subject to this disallowed GILTI tax deduction and more comparable to the Company’s results following the full utilization of its U.S. NOLs.

(j)
The diluted weighted average shares for adjusted EPS for the three month period ended March 31, 2017 includes 669,000 of potentially dilutive shares not included in the computation of diluted weighted average common shares for GAAP diluted EPS purposes because their effect would have been anti-dilutive in that period.

Adjusted diluted EPS, which excludes the impact of amortization of intangible assets, losses on extinguishment of debt and various other operating expenses, among others, was $0.61 per share for the first quarter of 2018, compared to $0.41 per share for the first quarter of 2017. These results reflect the benefit of our increased sales, lower interest expense, and the completion of spending on integration activities, partially offset by higher incentive compensation.
A reconciliation of GAAP net income (loss) to EBITDA and adjusted EBITDA is as follows (dollars in thousands):

	Three Months Ended
	March 30, 2018	March 31, 2017
Net income (loss) (GAAP)	$8,118	$(4,339)

Interest expense	26,445	28,893
Provision for income taxes	4,091	144
Depreciation	14,621	13,628
Amortization	11,713	10,978
EBITDA	64,988	49,304

IP related litigation	321	377
Stock-based compensation (excluding OOE)	3,218	2,406
Strategic reorganization and alignment	3,492	—
Manufacturing alignment to support growth	513	—
Consolidation and optimization expenses	605	2,395
Acquisition and integration expenses	—	4,820
Asset dispositions, severance and other	667	4,556
Non-cash (gain) loss on cost and equity method investments	(4,970)	398
Adjusted EBITDA (Non-GAAP)	$68,834	$64,256
Our CEO’s View
We delivered another quarter of strong year-over-year sales growth, driven by strength in our Advanced Surgical, Orthopedics & Portable Medical, Cardio & Vascular, and Electrochem product lines as well as a return to growth in our Cardiac & Neuromodulation product line. Cash flow generation remains strong and enabled further accelerated debt pay down in the quarter. We have increased our 2018 guidance to reflect our strong first quarter results and our confidence in continued year over year revenue growth throughout the remainder of the year.
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

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

Cost Savings and Consolidation Efforts
In 2018 and 2017, we recorded charges in Other Operating Expenses related to various cost savings and consolidation initiatives. These initiatives were undertaken to improve our operational efficiencies and profitability, the most significant of which are as follows (dollars in millions):

Initiative	Expected Expense	Expected Capital Expenditures	Expected Annual Cost Savings(a)	Expected Completion Date
Strategic reorganization and alignment	$10 - $12	-	$8 - $12	2018
Manufacturing alignment to support growth	$9 - $11	$4 - $6	$2 - $3	2019
Consolidation and optimization expenses	$18 - $22	$5 - $6	$12 - $13	2018
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
Refer to Note 7 “Other Operating Expenses” of the Notes to Condensed Consolidated Financial Statements contained in Item 1 of this report for additional information about the timing, cash flow impact, and amount of future expenditures for our cost savings and consolidation initiatives.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

Our Financial Results
We utilize a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31. For 52-week years, each quarter contains 13 weeks. The first quarter of 2018 and 2017 ended on March 30, and March 31, respectively, and each contained 13 weeks.
The following tables present selected financial information derived from our Condensed Consolidated Financial Statements, contained in Item 1 of this report, for the periods presented (dollars in thousands, except per share):

	Three Months Ended
	March 30,	March 31,	Change
	2018	2017	$	%
Medical Sales:
Cardio & Vascular	$138,348	$125,108	$13,240	10.6%
Cardiac & Neuromodulation	108,910	103,813	5,097	4.9%
Advanced Surgical, Orthopedics & Portable Medical	121,775	105,146	16,629	15.8%
Total Medical Sales	369,033	334,067	34,966	10.5%
Non-Medical	12,712	11,346	1,366	12.0%
Total Sales	381,745	345,413	36,332	10.5%
Cost of sales	285,975	254,187	31,788	12.5%
Gross profit	95,770	91,226	4,544	5.0%
Gross profit as a % of sales	25.1%	26.4%
SG&A	41,238	39,499	1,739	4.4%
SG&A as a % of sales	10.8%	11.4%
RD&E	14,538	13,411	1,127	8.4%
RD&E as a % of sales	3.8%	3.9%
Other operating expenses	5,277	11,771	(6,494)	(55.2)%
Operating income	34,717	26,545	8,172	30.8%
Operating margin	9.1%	7.7%
Interest expense	26,445	28,893	(2,448)	(8.5)%
(Gain) loss on cost and equity method investments, net	(4,970)	398	(5,368)	NM
Other loss, net	1,033	1,449	(416)	(28.7)%
Income (loss) before income taxes	12,209	(4,195)	16,404	NM
Provision for income taxes	4,091	144	3,947	NM
Effective tax rate	33.5%	(3.4)%
Net income (loss)	$8,118	$(4,339)	$12,457	NM
Net income as a % of sales	2.1%	(1.3)%
Diluted earnings per share	$0.25	$(0.14)	$0.39	NM

NM Calculated amount not meaningful

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

Product Line Sales Highlights
For the first quarter of 2018, Cardio & Vascular sales increased $13.2 million, or 11% versus the comparable 2017 period. These increases were primarily driven by continued strong demand for Integer-owned products from new and existing customers and increased demand for contract manufactured products. During the first quarter of 2018, price concessions to our larger OEM customers reduced Cardio & Vascular sales by approximately $1.6 million, in comparison to the same period of 2017. Foreign currency exchange rate fluctuations increased first quarter 2018 sales by approximately $1.5 million in comparison to the 2017 period primarily due to U.S. dollar fluctuations relative to the Euro.
For the first quarter of 2018, Cardiac & Neuromodulation sales increased $5.1 million, or 5% versus the comparable 2017 period. The increase in Cardiac & Neuromodulation sales was driven by strong Neuromodulation demand and the resolution of a supply constraint in the prior year. Price concessions to our larger OEM customers reduced first quarter 2018 Cardiac & Neuromodulation sales by approximately $2.5 million, in comparison to the same period of 2017. Foreign currency exchange rate fluctuations did not have a material impact on Cardiac & Neuromodulation sales during the first quarter of 2018 in comparison to the same period of 2017.
Advanced Surgical, Orthopedics & Portable Medical first quarter 2018 sales increased $16.6 million, or 16%, versus the comparable 2017 period. This increase was driven by volume strength with existing customers, new product ramps, and expected tailwind from customer inventory management. For the first quarter of 2018, price concessions to our larger OEM customers reduced Advanced Surgical, Orthopedics & Portable Medical sales by approximately $0.8 million, in comparison to the same period of 2017. Foreign currency exchange rate fluctuations increased first quarter 2018 sales by approximately $4.5 million in comparison to the 2017 period primarily due to U.S. dollar fluctuations relative to the Euro.
For the first quarter of 2018, Non-Medical sales increased $1.4 million, or 12%, versus the comparable 2017 period. This increase was driven by new business wins in a stable energy market. Foreign currency exchange rates and price fluctuations did not have a material impact on Non-Medical sales during the first quarter of 2018 in comparison to the same period of 2017.
Gross Profit
Changes to gross profit as a percentage of sales (“Gross Margin”) from the prior year were due to the following:

Change From Prior Year
Three Months
Price(a)	(1.3)%
Mix(b)	(0.4)
Incentive compensation(c)	(0.5)
Production efficiencies and volume(d)	0.9
Total percentage point change to gross profit as a percentage of sales	(1.3)%

(a)	Our Gross Margin for the first quarter of 2018 has been negatively impacted by price concessions given to our larger OEM customers in return for long-term volume commitments.

(b)	Our Gross Margin for the first quarter of 2018 has been negatively impacted by a higher mix of sales of lower margin products.

(c)	Amounts represent the impact to our Gross Margin attributable to our cash and stock incentive programs, including performance-based compensation, which is accrued based upon actual results achieved.

(d)
Represents various increases and decreases to our Gross Margin. Overall, our Gross Margin for the first quarter of 2018 has been positively impacted by production efficiencies and synergies gained as a result of our integration and consolidation initiatives as well as higher volume in comparison to the respective 2017 period.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

SG&A Expenses
Changes to SG&A expenses from the prior year were due to the following (in thousands):

Change From Prior Year
Three Months
Legal expenses(a)	$(710)
Intangible asset amortization(b)	848
Incentive compensation programs(c)	1,813
Other(d)	(212)
Net increase in SG&A Expenses	$1,739

(a)
Amount represents the change in legal costs compared to the prior year period, including legal expenses incurred related to our on-going patent infringement case. Refer to Note 9 “Commitments and Contingencies” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for information related to this patent infringement litigation.

(b)	Amount represents the increase in intangible asset amortization (i.e. customer list), which is amortized based upon the forecasted cash flows at the time of acquisition for the respective asset.

(c)	Amount represents the impact to our SG&A attributable to our cash and stock incentive programs, including performance-based compensation, which is accrued based upon actual results achieved.

(d)	Represents various increases and decreases to our SG&A.
RD&E
Changes to RD&E expenses from the prior year were due to the following (in thousands):

Change From Prior Year
Three Months
Incentive compensation programs(a)	$465
Other(b)	662
Net increase in RD&E	$1,127

(a)	Amount represents the impact to our RD&E attributable to our cash and stock incentive programs, including performance-based compensation, which is accrued based upon actual results achieved.

(b)	Represents the net impact of various increases and decreases to our RD&E. RD&E expense for the first quarter of 2018 reflects our increased investment in projects with a higher growth opportunity.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

Other Operating Expenses
Refer to “Cost Savings and Consolidation Efforts” section of this Item and Note 7 “Other Operating Expenses” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for further information related to these initiatives. Other Operating Expenses is comprised of the following (in thousands):

	Three Months Ended
	March 30, 2018	March 31, 2017
Strategic reorganization and alignment(a)	$3,492	$—
Manufacturing alignment to support growth(b)	513	—
Consolidation and optimization costs(c)	605	2,395
Acquisition and integration expenses(d)	—	4,820
Asset dispositions, severance and other(e)	667	4,556
Total other operating expenses	$5,277	$11,771

(a)
As a result of the strategic review of our customers, competitors and markets we undertook during the fourth quarter of 2017, we began to take steps to better align our resources in order to invest to grow, protect, preserve and to enhance the profitability of our portfolio of products. This will include focusing our investment in RD&E and manufacturing, improving our business processes and redirecting investments away from projects where the market does not justify the investment. As a result, during the first quarter of 2018, we incurred charges related to this strategy, which primarily included severance and fees for professional services.

(b)
In 2017, we initiated several initiatives designed to reduce costs, improve operating efficiencies and increase manufacturing capacity to accommodate growth.  The plan involves the relocation of certain manufacturing operations and expansion of certain of our facilities.

(c)
During 2018 and 2017, we incurred costs primarily related to the closure of our Clarence, NY facility and the transfer of our Beaverton, OR portable medical and Plymouth, MN vascular manufacturing operations to Tijuana, Mexico.

(d)	Reflects acquisition and integration costs related to the acquisition of Lake Region Medical, which occurred in October 2015. This initiative was substantially complete as of December 29, 2017.

(e)	Amounts for 2017 primarily include expenses related to our CEO and CFO transitions.
We continually evaluate our operating structure in order to maximize efficiencies and drive margin expansion. For 2018, Other Operating Expenses is expected to be approximately $10 million to $15 million. Refer to the “Cost Savings and Consolidation Efforts” section of this Item for further details on these initiatives.
Interest Expense
Interest Expense for the quarter ended March 30, 2018 was $26.4 million, compared to $28.9 million for the quarter ended March 31, 2017. The weighted average interest rates paid on all outstanding borrowings for the quarter ended March 30, 2018 was 5.80%, compared to 5.77%, for the comparable period in 2017. The weighted average interest rates paid in the first quarter of 2018 reflect amendments of our Senior Secured Credit Facilities in March 2017 and again in November 2017, which resulted in a cumulative 100 basis point reduction to the applicable interest rate margins of our Term Loan B facility, partially offset by an increase in LIBOR during 2017 and 2018. Cash interest expense decreased $1.9 million for the quarter ended March 30, 2018, when compared to the same period in 2017, primarily due to lower outstanding debt balances due to the repayment of debt over the last year. Non-cash interest expense (i.e. deferred fee and discount amortization) decreased $0.6 million for the quarter ended March 30, 2018 when compared to the same period in 2017, primarily attributable to lower accelerated write-offs (losses from extinguishment of debt) of deferred fees and discounts due to prepayments of portions of our Term Loan B facility during the respective quarters. We recognized losses from extinguishment of debt during the quarters ended March 30, 2018 and March 31, 2017 of $1.1 million and $1.6 million, respectively. We repaid $50.0 million of debt during the first quarter of 2018. See Note 4 “Debt” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for additional information pertaining to our debt.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

(Gain) Loss on Cost and Equity Method Investments, Net
The Company holds investments in equity and other securities that are accounted for as either cost method or equity method investments. During the three months ended March 30, 2018 and March 31, 2017, we recognized a net gain of $5.0 million and a net loss of $0.4 million, respectively, on our equity method investment. Our cost method investments are in start-up research and development companies whose fair value is highly subjective in nature and could be subject to significant fluctuations in the future that could result in material gains or losses. See Note 12 “Fair Value Measurements” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for additional information pertaining to our cost and equity method investments.
Other Loss, Net
Other Loss for the quarters ended March 30, 2018 and March 31, 2017 was $1.0 million and $1.5 million, respectively. Other Loss is primarily comprised of income (loss) from the impact of foreign currency exchange rates on transactions denominated in foreign currencies.
The impact of foreign currency exchange rates on transactions denominated in foreign currencies included in Other Loss, Net for the quarters ended March 30, 2018 and March 31, 2017 were losses of $1.4 million and $1.5 million, respectively. These losses were primarily driven by the impact of the weakening U.S. dollar relative to the Euro on our inter-company loans and are primarily non-cash in nature. We continually monitor our foreign currency exposures and take steps to mitigate these risks. However, fluctuations in foreign currency exchange rates could have a significant impact, positive or negative, on our financial results in the future.
Provision for Income Taxes
We recognized an income tax expense of $4.1 million for the first quarter of 2018 on $12.2 million of pre-tax income compared to an income tax expense of $0.1 million on $4.2 million of pre-tax losses for the same period of 2017, which represents a worldwide effective tax rate of 33.5% and (3.4%) for the first quarter of 2018 and 2017, respectively. The 2018 estimated annual effective tax rate includes the estimated impact of the U.S. Tax Reform Act provisions.
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
Our worldwide effective tax rate is expected to be approximately 34% for 2018, excluding discrete items. Our effective tax rate for 2018 differs from the U.S. federal statutory tax rate of 21% due principally to the estimated impact of the GILTI tax. Our earnings outside the U.S. are generally taxed at blended rates that are marginally lower than the U.S. federal rate. The GILTI provisions require us to include foreign subsidiary earnings in excess of a deemed return on the foreign subsidiary’s tangible assets in our U.S. income tax return. There is a statutory deduction of 50% of the GILTI inclusion, however the deduction is subject to limitations based on U.S. taxable income. We currently have NOLs to offset forecasted U.S. taxable income and as such, are temporarily subject to the deduction limitation, which correspondingly imposes an incremental impact on U.S. Income tax. The foreign jurisdictions in which we operate and where our foreign earnings are primarily derived, include Switzerland, Mexico, Germany, Uruguay, Malaysia and Ireland. While we are not currently aware of any material trends in these jurisdictions that are likely to impact our current or future tax expense, our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower effective tax rates and higher than anticipated in countries where we have higher effective tax rates, or by changes in tax laws or regulations. We regularly assess any significant exposure associated with increases in tax rates in international jurisdictions and adjustments are made as events occur that warrant adjustment to our tax provisions. Our 2018 blended effective tax rate on foreign earnings is currently estimated to be approximately 18%. The foreign rate differential reduces our worldwide effective tax rate by approximately 2% as compared to the U.S. statutory federal income tax rate. For the year, we expect to have positive income before taxes in our foreign jurisdictions but losses before taxes in U.S. jurisdictions due to our projected amount of Interest Expense.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

Liquidity and Capital Resources

(dollars in thousands)	March 30, 2018	December 29, 2017
Cash and cash equivalents	$29,488	$44,096
Working capital	304,035	322,906
Current ratio	2.35	2.54
Cash and cash equivalents at March 30, 2018 decreased by $14.6 million from year-end as excess cash flow from operations was used to pay down our debt. Working capital decreased $18.9 million from December 29, 2017 due to the Company’s strategic initiatives to reduce working capital in order to generate cash to pay down debt.
At March 30, 2018, $21 million of our cash and cash equivalents were held by foreign subsidiaries. As a result of the Tax Reform Act, we changed our permanent reinvestment assertion related to previously undistributed foreign earnings. Going forward, we intend to limit our distributions from foreign subsidiaries to previously taxed income. If distributions are made utilizing current period earnings, we will record foreign withholding taxes in the period of the distribution.
Summary of Cash Flow

	Three Months Ended
(in thousands)	March 30, 2018	March 31, 2017
Cash provided by (used in):
Operating activities	$46,122	$38,625
Investing activities	(10,061)	(12,588)
Financing activities	(51,214)	(23,491)
Effect of foreign currency exchange rates on cash and cash equivalents	545	219
Net change in cash and cash equivalents	$(14,608)	$2,765
Operating Activities – During the quarter ended March 30, 2018, we generated cash of $46.1 million from operations compared to $38.6 million for the quarter ended March 31, 2017. This increase was primarily due to a $10.8 million increase in cash net income (i.e. net income plus adjustments to reconcile net income (loss) to net cash provided by operating activities), partially offset by a $3.3 million decrease in cash flow provided by working capital. Other non-cash gains reported in cash flows from operating activities increased $6.3 million primarily due to non-cash equity method investment gains.
Investing Activities – The $2.5 million decrease in net cash used in investing activities was primarily attributable to lower purchases of property, plant, and equipment. Our current expectation is that capital spending for 2018 will be in the range of $50 million to $55 million, of which approximately half is discretionary in nature. We anticipate that cash on hand, cash flows from operations and available borrowing capacity under our Revolving Credit Facility will be sufficient to fund these capital expenditures.
Financing Activities – Net cash used in financing activities for the first quarter of 2018 was $51.2 million compared to $23.5 million in the comparable 2017 period. Financing activities during the first quarter of 2018 included net payments of $50.0 million related to paying down our debt obligations, which included prepayments of $43.0 million on our Term Loan B facility.
Capital Structure – As of March 30, 2018, our capital structure consists of $1.6 billion of debt outstanding under our Senior Secured Credit Facilities and Senior Notes and 32 million shares of common stock outstanding. If necessary, as of March 30, 2018, we had access to $116.8 million of borrowing capacity under our Revolving Credit Facility. This amount may vary from period to period based upon our debt and EBITDA levels, which impacts our covenant calculations. We are also authorized to issue up to 100 million shares of common stock and 100 million shares of preferred stock. As of March 30, 2018, our debt service obligations, comprised of principal and interest payments for the remainder of 2018, are estimated to be approximately $97 million.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

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
Credit Facilities - As of March 30, 2018, we had senior secured credit facilities (the “Senior Secured Credit Facilities”) that consist of (i) a $200 million revolving credit facility (the “Revolving Credit Facility”), which had $74 million drawn as of March 30, 2018, (ii) a $328 million term loan A facility (the “TLA Facility”), and (iii) an $830 million term loan B facility (the “TLB Facility”). Additionally, as of March 30, 2018, we had $360 million aggregate principal amount of 9.125% senior notes due on November 1, 2023 (the “Senior Notes”) outstanding. The Revolving Credit Facility will mature on October 27, 2020, the TLA Facility will mature on October 27, 2021 and the TLB Facility will mature on October 27, 2022. The Senior Secured Credit Facilities include a mandatory prepayment provision customary for credit facilities of its nature.
The Revolving Credit Facility and TLA Facility contain financial covenants requiring (A) a maximum total net leverage ratio (as defined in the agreement governing the Senior Secured Credit Facilities) of 6.0:1.0, subject to periodic step downs beginning in the third fiscal quarter of 2018 and (B) a minimum interest coverage ratio of adjusted EBITDA (as defined in the Senior Secured Credit Facilities) to interest expense of 2.75:1.0 subject to a step up beginning in the first quarter of 2019. As of March 30, 2018, our total net leverage ratio, calculated in accordance with our Senior Secured Credit Facilities agreement, was approximately 4.9 to 1.00. For the twelve month period ended March 30, 2018, our ratio of adjusted EBITDA to interest expense, calculated in accordance with our Senior Secured Credit Facilities agreement, was approximately 3.4 to 1.0.
Failure to comply with these financial covenants would result in an event of default as defined under the Revolving Credit Facility and TLA Facility unless waived by the lenders. An event of default may result in the acceleration of our indebtedness. As a result, management believes that compliance with these covenants is material to us. As of March 30, 2018, we were in full compliance with the financial covenants described above. However, a significant increase in the LIBOR interest rate and/or a decline in our operating performance, and in particular our sales and/or adjusted EBITDA, could result in our inability to meet these financial covenants and lead to an event of default if a waiver or amendment could not be obtained from our lenders.
The Revolving Credit Facility is supported by a consortium of thirteen lenders with no lender controlling more than 27% of the facility. As of March 30, 2018, the banks supporting the majority of the Revolving Credit Facility had an S&P credit rating of at least BBB+ or better, which is considered investment grade. The banks supporting the remaining Revolving Credit Facility are not currently being rated.
See Note 4 “Debt” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for a further description on the Company’s outstanding debt.
Non-Guarantor Information – For the quarter ended March 30, 2018, our subsidiaries that are non-Guarantors under our Senior Secured Credit Facilities represented approximately 40% and 49% of our revenue and EBITDA, respectively. In addition, as of March 30, 2018, the non-Guarantors under our Senior Secured Credit Facilities held approximately 32% of our total tangible assets and 5% of our total tangible liabilities. Tangible assets consist of total assets less intangible assets, intercompany receivables, and deferred taxes. Tangible liabilities consist of total liabilities less intercompany payables and deferred taxes.
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

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

Contractual Obligations
There have been no significant changes to our contractual obligations during the quarter ended March 30, 2018 as compared to those disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 29, 2017. See Note 4 “Debt” and Note 9 “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements contained in Item 1 of this report for further discussion on our contractual obligations.
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
There have been no significant changes to the critical accounting policies and estimates as compared to those disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 29, 2017.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Refer to information appearing under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q. Furthermore, a discussion of market risk exposures is included in Part II, Item 7A, Quantitative and Qualitative Disclosure about Market Risk, of the Company’s Annual Report on Form 10-K for the year ended December 29, 2017. There have been no material changes in reported market risk since the inclusion of this discussion in the Company’s Annual Report on Form 10-K referenced above.
ITEM 4. CONTROLS AND PROCEDURES

a.	Evaluation of Disclosure Controls and Procedures
Our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the Securities and Exchange Commission as of March 30, 2018. These disclosure controls and procedures have been designed to provide reasonable assurance that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on their evaluation, as of March 30, 2018, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.

b.	Changes in Internal Control Over Financial Reporting
During the Company’s most recent fiscal quarter, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
There were no new material legal proceedings that are required to be reported in the quarter ended March 30, 2018, and no material developments during the quarter in the Company’s legal proceedings as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 29, 2017, except that with respect to the AVX litigation, on March 30, 2018, the U.S. District Court for the District of Delaware vacated the original damage award and ordered a retrial on damages, which is scheduled for January 2019.

ITEM 1A.	RISK FACTORS
There have been no material changes to the Company’s risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 29, 2017.

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.1#*	Letter dated February 18, 2018, amending certain terms of the Employment Offer Letter, dated October 7, 2016, between Integer Holdings Corporation and Jeremy Friedman.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Extension Schema Document

101.CAL*	XBRL Extension Calculation Linkbase Document

101.LAB*	XBRL Extension Label Linkbase Document

101.PRE*	XBRL Extension Presentation Linkbase Document

101.DEF*	XBRL Extension Definition Linkbase Document

*	Filed herewith.
**	Furnished herewith.
#	Indicates exhibits that are management contracts or compensation plans or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	May 4, 2018	INTEGER HOLDINGS CORPORATION

		By:	/s/ Joseph W. Dziedzic
Joseph W. Dziedzic
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Gary J. Haire
Gary J. Haire
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ Tom P. Thomas
Tom P. Thomas
Vice President, Corporate Controller
(Principal Accounting Officer)