Form 10-Q
period 2018-06-29
Integer Holdings Corp
filed 2018-08-03
CIK 1114483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2018
Commission File Number 1-16137
 _____________________________________
INTEGER HOLDINGS CORPORATION
(Exact name of Registrant as specified in its charter)
 _____________________________________

Delaware	16-1531026
(State of Incorporation)	(I.R.S. Employer Identification No.)
5830 Granite Parkway
Suite 1150
Plano, Texas 75024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Company’s common stock, $0.001 par value per share, as of July 27, 2018 was: 32,165,953 shares.

INTEGER HOLDINGS CORPORATION
Form 10-Q
For the Quarterly Period Ended June 29, 2018

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands except share and per share data)	June 29, 2018	December 29, 2017
ASSETS
Current assets:
Cash and cash equivalents	$18,856	$37,341
Accounts receivable, net of allowance for doubtful accounts of $0.5 million, respectively	206,890	194,845
Inventories	194,977	176,738
Refundable income taxes	101	37
Prepaid expenses and other current assets	13,903	16,202
Current assets of discontinued operations held for sale	439,752	106,746
Total current assets	874,479	531,909
Property, plant and equipment, net	230,217	235,180
Goodwill	835,558	839,870
Other intangible assets, net	836,512	862,873
Deferred income taxes	3,573	3,451
Other assets	31,078	30,428
Noncurrent assets of discontinued operations held for sale	—	344,634
Total assets	$2,811,417	$2,848,345
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$35,156	$30,469
Accounts payable	74,852	64,551
Income taxes payable	2,790	5,904
Accrued expenses	61,342	60,376
Current liabilities of discontinued operations held for sale	56,243	47,703
Total current liabilities	230,383	209,003
Long-term debt	1,503,534	1,578,696
Deferred income taxes	149,442	140,964
Other long-term liabilities	10,324	11,335
Noncurrent liabilities of discontinued operations held for sale	—	14,966
Total liabilities	1,893,683	1,954,964
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 32,218,208 and 31,977,953 shares issued, respectively; 32,096,437 and 31,871,427 shares outstanding, respectively	32	32
Additional paid-in capital	678,156	669,756
Treasury stock, at cost, 121,771 and 106,526 shares, respectively	(5,720)	(4,654)
Retained earnings	204,208	176,068
Accumulated other comprehensive income	41,058	52,179
Total stockholders’ equity	917,734	893,381
Total liabilities and stockholders’ equity	$2,811,417	$2,848,345
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
(in thousands except per share data)	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Sales	$314,464	$280,916	$606,890	$547,652
Cost of sales	215,699	191,741	424,593	376,449
Gross profit	98,765	89,175	182,297	171,203
Operating expenses:
Selling, general and administrative expenses	36,780	35,146	73,209	69,940
Research, development and engineering costs	12,935	11,240	26,211	22,877
Other operating expenses	4,692	6,727	8,476	18,421
Total operating expenses	54,407	53,113	107,896	111,238
Operating income	44,358	36,062	74,401	59,965
Interest expense	15,234	15,058	30,829	33,425
(Gain) loss on cost and equity method investments, net	(284)	4,427	(5,254)	4,825
Other (income) loss, net	(2,387)	6,763	(1,427)	8,164
Income from continuing operations before taxes	31,795	9,814	50,253	13,551
Provision for income taxes	8,739	255	14,113	1,044
Income from continuing operations	$23,056	$9,559	$36,140	$12,507

Discontinued operations:
Loss from operations of discontinued operations	(1,374)	(5,698)	(7,623)	(13,630)
Provision for income taxes	1,660	871	377	226
Loss from discontinued operations	$(3,034)	$(6,569)	$(8,000)	$(13,856)

Net income (loss)	$20,022	$2,990	$28,140	$(1,349)

Basic earnings (loss) per share:
Income from continuing operations	$0.72	$0.31	$1.13	$0.40
Loss from discontinued operations	(0.09)	(0.21)	(0.25)	(0.44)
Basic earnings (loss) per share	0.62	0.10	0.88	(0.04)

Diluted earnings (loss) per share:
Income from continuing operations	$0.70	$0.30	$1.11	$0.39
Loss from discontinued operations	(0.09)	(0.21)	(0.25)	(0.44)
Diluted earnings (loss) per share	0.61	0.09	0.86	(0.04)

Weighted average shares outstanding:
Basic	32,038	31,302	31,970	31,159
Diluted	32,720	31,982	32,572	31,833
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended		Six Months Ended
(in thousands)	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Comprehensive Income (Loss)
Net income (loss)	$20,022	$2,990	$28,140	$(1,349)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(25,885)	34,599	(12,444)	41,135
Net change in cash flow hedges, net of tax	(2,086)	318	1,323	2,068
Other comprehensive income (loss)	(27,971)	34,917	(11,121)	43,203
Comprehensive income (loss)	$(7,949)	$37,907	$17,019	$41,854
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
(in thousands)	June 29, 2018	June 30, 2017
Cash flows from operating activities:
Net income (loss)	$28,140	$(1,349)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	48,591	49,465
Debt related amortization included in interest expense	5,083	6,241
Stock-based compensation	6,107	7,950
Non-cash (gain) loss on cost and equity method investments	(763)	4,825
Other non-cash (gains) losses	(2,307)	6,542
Deferred income taxes	8,894	(2,447)
Changes in operating assets and liabilities:
Accounts receivable	(11,306)	(6,313)
Inventories	(20,948)	(9,451)
Prepaid expenses and other current assets	3,306	2,515
Accounts payable	8,898	15,373
Accrued expenses	(3,929)	215
Income taxes	(2,547)	3,599
Net cash provided by operating activities	67,219	77,165
Cash flows from investing activities:
Acquisition of property, plant and equipment	(19,224)	(22,438)
Purchase of cost and equity method investments	(831)	(497)
Other investing activities	960	672
Net cash used in investing activities	(19,095)	(22,263)
Cash flows from financing activities:
Principal payments of long-term debt	(75,062)	(118,839)
Proceeds from issuance of long-term debt	—	50,000
Proceeds from the exercise of stock options	3,625	8,725
Payment of debt issuance costs	(688)	(1,789)
Withholding tax paid related to stock-based compensation	(2,206)	—
Other financing activities	(192)	—
Net cash used in financing activities	(74,523)	(61,903)
Effect of foreign currency exchange rates on cash and cash equivalents	2,363	1,418
Net decrease in cash and cash equivalents	(24,036)	(5,583)
Cash and cash equivalents, beginning of period	44,096	52,116
Cash and cash equivalents, end of period	$20,060	$46,533
Cash and cash equivalents, end of period, are comprised of:
Cash and cash equivalents	18,856	40,969
Cash included in current assets of discontinued operations held for sale	1,204	5,564
Total cash and cash equivalents, end of period	$20,060	$46,533
Supplemental disclosure of cash flow information:
Noncash investing and financing activities:
Property, plant and equipment purchases included in accounts payable	$3,002	$4,825
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
(in thousands)	Shares	Amount		Shares	Amount
December 29, 2017	31,978	$32	$669,756	(107)	$(4,654)	$176,068	$52,179	$893,381
Comprehensive income:
Net income	—	—	—	—	—	28,140	—	28,140
Other comprehensive loss, net	—	—	—	—	—	—	(11,121)	(11,121)
Share-based compensation plans:
Stock-based compensation	—	—	6,107	—	—	—	—	6,107
Net shares issued	240	—	2,293	(15)	(1,066)	—	—	1,227
June 29, 2018	32,218	$32	$678,156	(122)	$(5,720)	$204,208	$41,058	$917,734
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(1.)     BASIS OF PRESENTATION
Integer Holdings Corporation (together with its consolidated subsidiaries, “Integer” or the “Company”) is a publicly traded corporation listed on the New York Stock Exchange under the symbol “ITGR.” Integer is one of the largest medical device outsource manufacturers in the world serving the cardiac, neuromodulation, vascular and portable medical markets. The Company provides innovative, high-quality medical technologies that enhance the lives of patients worldwide. In addition, it develops batteries for high-end niche applications in the energy, military, and environmental markets. The Company’s reportable segments are: (1) Medical and (2) Non-Medical. The Company’s customers include large multi-national original equipment manufacturers (“OEMs”) and their affiliated subsidiaries.
On May 3, 2018, the Company announced that it entered into a definitive agreement to sell the Advanced Surgical and Orthopedic product lines (the “AS&O Product Line”) within its Medical segment to Viant (formerly MedPlast, LLC), and on July 2, 2018, completed the sale for $600 million in cash, subject to certain post-closing adjustments.  As a result, the Company classified the results of operations of the AS&O Product Line as discontinued operations in the Condensed Consolidated Statements of Operations for all periods presented and classified the related assets and liabilities associated with the discontinued operations as held for sale in the Condensed Consolidated Balance Sheets. The Condensed Consolidated Statements of Cash Flows includes cash flows related to the discontinued operations due to Integer’s (parent) centralized treasury and cash management processes, and accordingly cash flow amounts for discontinued operations are disclosed in Note 2 “Discontinued Operations.” The Condensed Consolidated Balance Sheet as of December 29, 2017 was derived from the Company’s audited financial statements and has been retrospectively adjusted to reflect discontinued operations. All results and information in the condensed consolidated financial statements is presented as continuing operations and exclude the AS&O Product Line unless otherwise noted specifically as discontinued operations. Refer to Note 2 “Discontinued Operations” and Note 17 “Subsequent Events” for additional information.
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
The Company utilizes a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31. The second quarter of 2018 and 2017 each contained 13 weeks and ended on June 29, and June 30, respectively. The Company’s 2018 and 2017 fiscal years will end or ended on December 28, 2018 and December 29, 2017, respectively.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(2.)     DISCONTINUED OPERATIONS
On May 3, 2018, the Company announced that it entered into a definitive agreement to sell its AS&O Product Line to Viant, and on July 2, 2018, completed the sale for $600 million in cash, subject to certain post-closing adjustments.  Refer to Note 17 “Subsequent Events” for additional information.
For disposal transactions, a component of an entity that is anticipated to be sold in the future is reported in discontinued operations after it meets the criteria for held-for-sale classification, and if the disposition represents a strategic shift that has (or will have) a major effect on the entity's operations and financial results. The Company evaluated the quantitative and qualitative factors related to the expected sale of the AS&O Product Line and concluded that it met the held-for-sale criteria and that all other conditions for discontinued operations presentation were met as of May 3, 2018. Property, plant and equipment are not depreciated, and intangibles assets are not amortized once classified as held-for-sale.
As a result, the operating results of the AS&O Product Line have been classified as discontinued operations in the Condensed Consolidated Statements of Operations and for all periods presented and the assets and liabilities of the AS&O Product Line have been classified as assets and liabilities of discontinued operations in the Condensed Consolidated Balance Sheets at June 29, 2018 and December 29, 2017. The discontinued operations of the AS&O Product Line are reported in the Medical segment.
The assets and liabilities of a discontinued operation held for sale, other than goodwill, are measured at the lower of carrying amount or fair value less cost to sell. The assets of the AS&O Product Line, other than goodwill based on relative fair value, are measured at carrying amount. The fair value of the AS&O Product Line assets was based primarily on the purchase price of $600 million. In accordance with the guidance set forth in ASC 350, the Company calculated the portion of goodwill included in the AS&O Product Line and, using a relative fair value approach, allocated goodwill to discontinued operations from the Medical segment.
As of June 29 2018, all assets and liabilities of the AS&O Product Line are presented as current in the Condensed Consolidated Balance Sheet as management believes the sale transaction is deemed probable and proceeds will be collected within one year. The carrying amounts of the AS&O Product Line assets and liabilities that were classified as assets and liabilities of discontinued operations held for sale were as follows (in thousands):

	June 29, 2018	December 29, 2017
Cash and cash equivalents	$1,204	$6,755
Accounts receivable, net of allowance for doubtful accounts of $0.2 million and $0.3 million, respectively	45,757	47,611
Inventories	52,953	50,796
Prepaid expenses and other current assets	3,325	1,584
Property, plant and equipment, net	131,007	—
Goodwill	149,733	—
Other intangible assets, net	55,773	—
Current assets of discontinued operations held for sale	439,752	106,746
Property, plant and equipment, net	—	135,195
Goodwill	—	150,368
Other intangible assets, net	—	57,520
Other noncurrent assets	—	1,551
Noncurrent assets of discontinued operations held for sale	—	344,634
Total assets	439,752	451,380
Accounts payable and other current liabilities	51,843	47,703
Deferred taxes	4,400	—
Current liabilities of discontinued operations held for sale	56,243	47,703
Deferred taxes and other long-term liabilities	—	14,966
Total liabilities	56,243	62,669
Net assets	$383,509	$388,711

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(2.)     DISCONTINUED OPERATIONS (Continued)
Loss from discontinued operations, net of taxes, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Sales	$88,701	$81,803	$178,020	$160,480
Cost of sales	71,276	71,706	148,357	141,185
Gross profit	17,425	10,097	29,663	19,295
Selling, general and administrative expenses	4,096	4,578	8,905	9,283
Research, development and engineering costs	1,090	1,649	2,352	3,423
Other operating expenses	2,497	193	3,990	270
Interest expense	11,007	10,589	21,857	21,115
Other (income) loss, net	109	(1,214)	182	(1,166)
Loss from operations of discontinued operations	(1,374)	(5,698)	(7,623)	(13,630)
Provision for income taxes	1,660	871	377	226
Loss from discontinued operations	$(3,034)	$(6,569)	$(8,000)	$(13,856)
The Company allocates interest to discontinued operations if the interest is directly attributable to the discontinued operations or is interest on debt that is required to be repaid as a result of the disposal transaction. Interest expense included in discontinued operations reflects an estimate of interest expense related to the debt that will be required to be repaid with the proceeds from the sale of the AS&O Product Line. Refer to Note 17 “Subsequent Events” for additional information.

Cash flow information from discontinued operations was as follows (in thousands):

	Six Months Ended
	June 29, 2018	June 30, 2017
Cash used in operating activities	$(5,465)	$(1,692)
Cash used in investing activities	(3,596)	(9,141)

Depreciation and amortization	$7,450	$10,507
Capital expenditures	3,610	9,214
(3.)     INVENTORIES
Inventories are comprised of the following (in thousands):

	June 29, 2018	December 29, 2017
Raw materials	$85,767	$85,050
Work-in-process	76,761	63,620
Finished goods	32,449	28,068
Total	$194,977	$176,738
Refer to Note 2 “Discontinued Operations” for inventories included in discontinued operations, which are not included above.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(4.)     GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
The changes in the carrying amount of goodwill by reportable segment for the quarter ended June 29, 2018 were as follows (in thousands):

	Medical	Non- Medical	Total
December 29, 2017	$822,870	$17,000	$839,870
Foreign currency translation	(4,312)	—	(4,312)
June 29, 2018	$818,558	$17,000	$835,558
Intangible Assets
Intangible assets at June 29, 2018 and December 29, 2017 were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
June 29, 2018
Definite-lived:
Purchased technology and patents	$242,561	$(118,399)	$124,162
Customer lists	713,930	(91,906)	622,024
Other	4,660	(4,622)	38
Total	$961,151	$(214,927)	$746,224
Indefinite-lived:
Trademarks and tradenames			$90,288

December 29, 2017
Definite-lived:
Purchased technology and patents	$243,679	$(111,185)	$132,494
Customer lists	718,649	(78,621)	640,028
Other	4,660	(4,597)	63
Total	$966,988	$(194,403)	$772,585
Indefinite-lived:
Trademarks and tradenames			$90,288
Aggregate intangible asset amortization expense is comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Cost of sales	$3,673	$3,761	$7,389	$7,496
Selling, general and administrative expenses	6,808	6,250	13,706	12,462
Research, development and engineering costs	38	136	77	272
Discontinued operations	350	899	1,410	1,794
Total intangible asset amortization expense	$10,869	$11,046	$22,582	$22,024
Estimated future intangible asset amortization expense based on the carrying value as of June 29, 2018 is as follows (in thousands):

	2018	2019	2020	2021	2022	After 2022
Amortization Expense	$19,842	$40,556	$40,870	$40,013	$38,871	$566,072

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(5.)     DEBT
Long-term debt is comprised of the following (in thousands):

	June 29, 2018	December 29, 2017
Senior secured term loan A	$321,094	$335,157
Senior secured term loan B	812,286	873,286
9.125% senior notes due 2023	360,000	360,000
Revolving line of credit	74,000	74,000
Unamortized discount on term loan B and debt issuance costs	(28,690)	(33,278)
Total debt	1,538,690	1,609,165
Current portion of long-term debt	(35,156)	(30,469)
Total long-term debt	$1,503,534	$1,578,696
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
On June 8, 2018, the Company amended the Senior Secured Credit Facilities to permit the sale of the AS&O Product Line, provided that the net cash proceeds from the sale be applied first, to redeem all of the Company’s outstanding 9.125% Senior Notes due 2023, second to repay the outstanding balance of the Company’s Revolving Credit Facility, and third, to the extent of any remaining net cash proceeds, to prepay outstanding loans under the TLB Facility. The amendment also amends the definition of adjusted EBITDA (as defined in the Senior Secured Credit Facilities) to permit adjustments consisting of certain non-recurring actual expenses incurred in connection with the sale of the AS&O Product Line.
The Company completed the sale of the AS&O Product Line on July 2, 2018 and subsequently utilized the net cash proceeds to repay the debt in accordance with the amended terms of the Senior Secured Credit Facilities. Refer to Note 17 “Subsequent Events” for additional information.
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
As of June 29, 2018, the Company had $74 million million of outstanding borrowings on the Revolving Credit Facility and an available borrowing capacity of $116.8 million after giving effect to $9.2 million of outstanding standby letters of credit. As of June 29, 2018, the weighted average interest rate on all outstanding borrowings under the Revolving Credit Facility was 5.34%.
Subject to certain conditions, commitments under the Revolving Credit Facility may be increased through an incremental revolving facility so long as, on a pro forma basis, the Company’s first lien net leverage ratio does not exceed 4.25:1.00. The outstanding amount of the Revolving Credit Facility approximated its fair value as of June 29, 2018 based upon the debt being variable rate and short-term in nature.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(5.)     DEBT (Continued)
Term Loan Facilities
The TLA Facility and TLB Facility mature on October 27, 2021 and October 27, 2022, respectively. Interest rates on the TLB Facility are, at the Company’s option, either at: (i) the prime rate plus 2.25% or (ii) the applicable LIBOR rate plus 3.25%, with LIBOR subject to a 1.00% floor. As of June 29, 2018, the interest rates on the TLA Facility and TLB Facility were 5.36% and 5.30%, respectively. Additionally, if the Company receives both (a) a public corporate family credit rating from Moody’s Investors Services, Inc. of “B2” (stable outlook) or higher and (b) a public corporate credit rating from Standard & Poor’s Financial Services LLC of “B” (stable outlook) or higher, the interest rate margins for the TLB Facility will step down by an additional 25 basis points. Refer to Note 17 “Subsequent Events” for additional information.
Subject to certain conditions, one or more incremental term loan facilities may be added to the Term Loan Facilities so long as, on a pro forma basis, the Company’s first lien net leverage ratio does not exceed 4.25:1.00.
As of June 29, 2018, the estimated fair value of the TLB Facility was approximately $815 million, based on quoted market prices for the debt, recent sales prices for the debt and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and is classified as Level 2 measurements within the fair value hierarchy. The par amount of the TLA Facility approximated its fair value as of June 29, 2018 based upon the debt being variable rate in nature.
Covenants
The Revolving Credit Facility and TLA Facility contain covenants requiring (A) a maximum Total Net Leverage Ratio of 6.0:1.00, subject to periodic step downs beginning in the third quarter of 2018 and (B) a minimum interest coverage ratio of adjusted EBITDA (as defined in the Senior Secured Credit Facilities) to interest expense of not less than 2.75:1.00 subject to a step up beginning in the first quarter of 2019. As of June 29, 2018, the Company was in compliance with these financial covenants. The TLB Facility does not contain any financial maintenance covenants.
The Senior Secured Credit Facilities also contain negative covenants that restrict the Company’s ability to (i) incur additional indebtedness; (ii) create certain liens; (iii) consolidate or merge; (iv) sell assets, including capital stock of the Company’s subsidiaries; (v) engage in transactions with the Company’s affiliates; (vi) create restrictions on the payment of dividends or other amounts from the Company’s restricted subsidiaries; (vii) pay dividends on capital stock or redeem, repurchase or retire capital stock; (viii) pay, prepay, repurchase or retire certain subordinated indebtedness; (ix) make investments, loans, advances and acquisitions; (x) make certain amendments or modifications to the organizational documents of the Company or its subsidiaries or the documentation governing other senior indebtedness of the Company; and (xi) change the Company’s type of business. These negative covenants are subject to a number of limitations and exceptions that are described in the Senior Secured Credit Facilities agreement. As of June 29, 2018, the Company was in compliance with all negative covenants under the Senior Secured Credit Facilities.
The Senior Secured Credit Facilities provide for customary events of default. Upon the occurrence and during the continuance of an event of default, the outstanding advances and all other obligations under the Senior Secured Credit Facilities become immediately due and payable.
9.125% Senior Notes due 2023
On October 27, 2015, the Company completed a private offering of $360 million aggregate principal amount of 9.125% senior notes due on November 1, 2023 (the “Senior Notes”). All of the Senior Notes are outstanding as of June 29, 2018.
On June 8, 2018, the Company gave notice of a conditional full redemption for all of the Senior Notes. The redemption price for the Senior Notes is 100% of the principal amount of the Senior Notes plus the applicable premium (as set forth in the indenture governing the Senior Notes) and accrued and unpaid interest through the redemption date. The redemption was conditioned on the closing of the sale of the AS&O Product Line. On July 10, 2018, the Company completed the redemption in full of the Senior Notes. Refer to Note 17 “Subsequent Events” for additional information.
As of June 29, 2018, the estimated fair value of the Senior Notes was approximately $392 million, based on quoted market prices of these Senior Notes, recent sales prices for the Senior Notes and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and is classified as Level 2 measurements within the fair value hierarchy.
The indenture for the Senior Notes contain certain restrictive covenants and provides for customary events of default, subject in certain cases to customary cure periods, as a result of which the Senior Notes and any unpaid interest would become due and payable. As of June 29, 2018, the Company was in compliance with all restrictive covenants under the indenture governing the Senior Notes.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(5.)     DEBT (Continued)
Contractual maturities under the Senior Secured Credit Facilities and Senior Notes for the remainder of 2018 and the next four years and thereafter, excluding any discounts or premiums, as of June 29, 2018 are as follows (in thousands):

	2018	2019	2020	2021	2022	After 2022
Future minimum principal payments	$16,406	$37,500	$111,500	$229,688	$812,286	$360,000
Debt Issuance Costs and Discounts
The change in deferred debt issuance costs related to the Revolving Credit Facility is as follows (in thousands):

December 29, 2017	$2,808
Amortization during the period	(495)
June 29, 2018	$2,313
The change in unamortized discount and debt issuance costs related to the Term Loan Facilities and Senior Notes is as follows (in thousands):

	Debt Issuance Costs	Unamortized Discount on TLB Facility	Total
December 29, 2017	$26,889	$6,389	$33,278
Write-off of debt issuance costs and unamortized discount(1)	(1,039)	(435)	(1,474)
Amortization during the period	(2,544)	(570)	(3,114)
June 29, 2018	$23,306	$5,384	$28,690

(1)
The Company prepaid portions of its TLB Facility during 2018 and 2017. The Company recognized losses from extinguishment of debt during the three and six months ended June 29, 2018 of $0.4 million and $1.5 million, respectively. The Company recognized losses from extinguishment of debt during the three and six months ended June 30, 2017 of $0.9 million and $2.5 million, respectively. The loss from extinguishment of debt represents the portion of the unamortized discount and debt issuance costs related to the portion of the TLB Facility that was prepaid and is included in Interest Expense in the accompanying Condensed Consolidated Statements of Operations.

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
Information regarding the Company’s outstanding interest rate swap designated as a cash flow hedge as of June 29, 2018 is as follows (dollars in thousands):

Notional Amount	Start Date	End Date	Pay Fixed Rate	Receive Current Floating Rate	Fair Value	Balance Sheet Location
$200,000	Jun-17	Jun-20	1.1325%	2.1029%	$5,756	Other Long-Term Assets
The estimated fair value of the interest rate swap agreement represents the amount the Company would receive (pay) to terminate the contract. No portion of the change in fair value of the Company’s interest rate swap during the quarters ended June 29, 2018 and June 30, 2017 was considered ineffective. The amounts recorded to Interest Expense during the six months ended June 29, 2018 and June 30, 2017 related to the Company’s interest rate swap were reductions of $0.6 million and $0.3 million, respectively. The estimated Accumulated Other Comprehensive Income related to the Company’s interest rate swaps that is expected to be reclassified into earnings within the next twelve months is a $2.5 million gain.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(6.)     BENEFIT PLANS
The Company is required to provide its employees located in Switzerland, Mexico, France, and Germany certain statutorily mandated defined benefits. Net defined benefit cost attributable to employees of the AS&O Product Line located in France and Germany are reported within discontinued operations.
The following tables set forth the components of the Company’s net periodic expense relating to retirement benefit plans (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Service cost	$122	$115	$249	$225
Interest cost	45	40	91	78
Amortization of net loss	16	19	32	36
Expected return on plan assets	(5)	(6)	(9)	(10)
Net defined benefit cost	178	168	363	329
Less: Discontinued operations	109	101	223	198
Net defined benefit cost - continuing operations	$69	$67	$140	$131
(7.)     STOCK-BASED COMPENSATION
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
The components and classification of stock-based compensation expense were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Stock options	$214	$283	$545	$993
RSAs and RSUs (time-based)	1,338	1,155	3,416	3,359
Performance-based RSUs (“PSUs”)	1,333	1,843	2,146	3,598
Total stock-based compensation expense	2,885	3,281	6,107	7,950
Less: Discontinued operations	685	349	924	582
Stock-based compensation expense - continuing operations	$2,200	$2,932	$5,183	$7,368

Cost of sales	$200	$259	$376	$337
Selling, general and administrative expenses	1,968	2,493	4,747	4,493
Research, development and engineering costs	31	150	55	245
Other operating expenses	1	30	5	2,293
Discontinued operations	685	349	924	582
Total stock-based compensation expense	$2,885	$3,281	$6,107	$7,950

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(7.)     STOCK-BASED COMPENSATION (Continued)
During the first quarter of 2017, the Company recorded $2.2 million of accelerated stock-based compensation expense in connection with the transition of its former Chief Executive Officer per the terms of his contract, which was classified as Other Operating Expenses.
The weighted average fair value and assumptions used to value options granted are as follows:

	Six Months Ended
	June 29, 2018	June 30, 2017
Weighted average fair value	$14.89	$10.58
Risk-free interest rate	2.21%	1.69%
Expected volatility	39%	37%
Expected life (in years)	4.0	4.1
Expected dividend yield	—%	—%
The following table summarizes the Company’s stock option activity:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In Millions)
Outstanding at December 29, 2017	931,353	$30.89
Granted	28,447	45.13
Exercised	(108,305)	33.47
Forfeited or expired	(17,542)	38.77
Outstanding at June 29, 2018	833,953	$30.87	5.4	$28.2
Exercisable at June 29, 2018	701,729	$29.88	4.8	$24.4
During the six months ended June 29, 2018, the Company awarded grants of 0.3 million RSUs to certain members of management, of which 0.2 million are PSUs and the remainder are time-based RSUs that vest over three years. Of the PSUs, 0.1 million of the shares subject to each grant will be earned based upon achievement of specific Company performance metrics over a three-year performance period ending January 1, 2021, and 0.1 million of the shares subject to each grant will be earned based on the Company’s achievement of a relative total shareholder return (“TSR”) performance requirement, on a percentile basis, compared to a defined group of peer companies over a three-year performance period ending January 1, 2021. The number of PSUs earned based on the achievement of the Company performance metrics and TSR performance requirements, if any, will vest based on the recipient’s continuous service to the Company over a period of generally one to three years from the grant date. The time-based RSUs generally vest ratably over a three-year period.
The grant-date fair value of the TSR portion of the PSUs granted during the six months ended June 29, 2018 was determined using the Monte Carlo simulation model on the date of grant, assuming the following (i) expected term of 2.92 years, (ii) risk free interest rate of 2.28%, (iii) expected dividend yield of 0.0% and (iv) expected stock price volatility over the expected term of the TSR award of 40%. The grant-date fair value of all other restricted stock awards is equal to the closing market price of Integer common stock on the date of grant.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(7.)     STOCK-BASED COMPENSATION (Continued)
The following table summarizes RSA and RSU activity:

	Time-Vested Activity	Weighted Average Fair Value
Nonvested at December 29, 2017	163,431	$35.96
Granted	147,878	49.30
Vested	(11,999)	49.78
Forfeited	(4,453)	43.62
Nonvested at June 29, 2018	294,857	$41.97
The following table summarizes PSU activity:

	Performance- Vested Activity	Weighted Average Fair Value
Nonvested at December 29, 2017	469,889	$32.37
Granted	159,669	45.37
Vested	(127,191)	34.29
Forfeited	(147,555)	34.31
Nonvested at June 29, 2018	354,812	$36.72
(8.)     OTHER OPERATING EXPENSES
Other Operating Expenses is comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Strategic reorganization and alignment	$3,727	$—	$5,781	$—
Manufacturing alignment to support growth	1,103	—	1,616	—
Consolidation and optimization initiatives	(14)	2,729	561	5,076
Acquisition and integration expenses	—	2,970	—	7,790
Asset dispositions, severance and other	(124)	1,028	518	5,555
Other operating expenses - continuing operations	4,692	6,727	8,476	18,421
Discontinued operations	2,497	193	3,990	270
Total other operating expenses	$7,189	$6,920	$12,466	$18,691
Strategic Reorganization and Alignment
During the fourth quarter of 2017, the Company began to take steps to better align its resources in order to enhance the profitability of its portfolio of products. This includes improving its business processes and redirecting investments away from projects where the market does not justify the investment, as well as aligning resources with market conditions and the Company’s future strategic direction. The Company estimates that it will incur aggregate pre-tax charges in connection with the strategic reorganization and alignment plan, including projects currently classified as discontinued operations, of between approximately $28 million to $30 million, of which an estimated $16 million to $20 million are expected to result in cash outlays. During the six months ended June 29, 2018, the Company incurred charges relating to this initiative which primarily included severance and personnel related costs for terminated employees and fees for professional services. These expenses were primarily recorded within the Medical segment. As of June 29, 2018, total expense incurred for this initiative since inception, including amounts reported in discontinued operations, was $15.5 million. These actions are expected to be substantially completed by the end of the third quarter of 2018.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(8.)     OTHER OPERATING EXPENSES (Continued)
Manufacturing Alignment to Support Growth
In 2017, the Company initiated several initiatives designed to reduce costs, improve operating efficiencies and increase manufacturing capacity to accommodate growth.  The plan involves the relocation of certain manufacturing operations and expansion of certain of the Company's facilities. The Company estimates that it will incur aggregate pre-tax restructuring related charges in connection with the realignment plan of between approximately $9 million to $11 million, the majority of which are expected to be cash expenditures, and capital expenditures of between approximately $4 million to $6 million. Costs related to the Company’s manufacturing alignment to support growth initiative were primarily recorded within the Medical segment. As of June 29, 2018, total expense incurred for this initiative since inception, including amounts reported in discontinued operations, was $2.0 million. These actions are expected to be substantially completed by the end of 2019.
Consolidation and Optimization Initiatives
In 2014, the Company initiated plans to transfer certain manufacturing functions performed at its facility in Beaverton, OR to a new facility in Tijuana, Mexico. Additionally, during 2016, the Company announced it would be closing its facility in Clarence, NY after transferring the machined component product lines manufactured in that facility to other Integer locations in the U.S. Costs related to the Company’s consolidation and optimization initiatives were primarily recorded within the Medical segment. The Company does not expect to incur any material additional costs associated with these activities are substantially complete.
The following table summarizes the change in accrued liabilities related to the initiatives described above (in thousands):

	Severance and Retention	Other	Total
December 29, 2017	$1,308	$—	$1,308
Restructuring charges	4,427	3,531	7,958
Cash payments	(4,514)	(1,336)	(5,850)
June 29, 2018	$1,221	$2,195	$3,416
Acquisition and Integration Expenses
The Company did not incur any additional costs associated with these activities during the six months ended June 29, 2018. During the three and six months ended June 30, 2017, the Company incurred $3.0 million and $7.8 million in acquisition and integration costs related to the acquisition of Lake Region Medical, consisting primarily of integration costs. Integration costs primarily include professional, consulting, severance, retention, relocation, and travel costs. The $0.4 million of acquisition and integration costs accrued as of December 29, 2017 were paid during the first quarter of 2018. These projects were completed as of December 29, 2017.
Asset Dispositions, Severance and Other
During the first six months of 2018 and 2017, the Company recorded losses in connection with various asset disposals and/or write-downs. The 2017 amount also includes approximately $5.3 million in expense related to the Company’s leadership transitions, which were recorded within the corporate unallocated segment.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(9.)     INCOME TAXES
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
Under GAAP, the effect of a change in tax laws or rates to be recognized in income from continuing operations for the period that includes the enactment date. As such, the Company recognized an estimate of the impact of the Tax Reform Act in the year ended December 29, 2017. The Company had an estimated $147.5 million of undistributed foreign earnings and profit subject to the deemed mandatory repatriation as of December 29, 2017 and recognized a provisional $14.7 million in 2017 for the one-time transition tax. The Company has sufficient U.S. net operating losses to offset cash tax liabilities associated with the repatriation tax. In addition, as a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under the Tax Reform Act, the Company revalued its ending net deferred tax liabilities at December 29, 2017 and recognized a $56.5 million tax benefit in the Company’s Consolidated Statement of Operations and Comprehensive Income (Loss) for the year ended December 29, 2017. For further discussion of the impact of the Tax Reform Act for the year ended December 29, 2017, reference is made to Note 12 of the Company’s consolidated financial statements as of and for the year ended December 29, 2017 included in the Company’s 2017 Annual Report on Form 10-K for the year ended December 29, 2017.
On December 22, 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 118 to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. The Company recognized the tax impact of the revaluation of deferred tax assets and liabilities and the provisional tax impact related to deemed repatriated earnings and included these amounts in its consolidated financial statements for the year ended December 29, 2017. The ultimate impact may differ from the provisional amount, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Reform Act. This accounting is expected to be complete by the date that the Company’s 2017 U.S. corporate income tax return is filed in 2018. During the six month period ended June 29, 2018, there were no changes made to the provisional amount recorded in 2017.
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

(9.)     INCOME TAXES (Continued)
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
The Company’s worldwide effective tax rate for the second quarter of 2018 was 27.5% on $31.8 million of income from continuing operations before taxes compared to 2.6% on $9.8 million of income from continuing operations before taxes for the same period in 2017. The Company recognized a tax provision of $14.1 million on income from continuing operations before taxes of $50.3 million for the first six months of 2018 compared to $1.0 million on $13.6 million of income from continuing operations before taxes for the same period of 2017. The 2018 estimated annual effective tax rate includes the estimated impact of all Tax Reform Act provisions.
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
As of June 29, 2018, the balance of unrecognized tax benefits from continuing operations is approximately $6.5 million. It is reasonably possible that a reduction of up to $1.1 million of the balance of unrecognized tax benefits may occur within the next twelve months as a result of potential audit settlements. Approximately $6.2 million of the balance of unrecognized tax benefits would favorably impact the effective tax rate, net of federal benefit on state issues, if recognized.
(10.)     COMMITMENTS AND CONTINGENCIES
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

(10.)     COMMITMENTS AND CONTINGENCIES (Continued)
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

December 29, 2017	$2,820
Additions to warranty reserve	555
Warranty claims settled	(78)
June 29, 2018	$3,297
Foreign Currency Contracts
The Company periodically enters into foreign currency forward contracts to hedge its exposure to foreign currency exchange rate fluctuations in its international operations. The Company has designated these foreign currency forward contracts as cash flow hedges. Accordingly, the effective portions of the unrealized gains and losses on these contracts are reported in Accumulated Other Comprehensive Income in the Condensed Consolidated Balance Sheets and are reclassified to earnings in the same periods during which the hedged transactions affect earnings. The estimated Accumulated Other Comprehensive Income related to the Company’s foreign currency contracts that is expected to be reclassified into earnings within the next twelve months is a $0.7 million gain.
The impact to the Company’s results of operations from its forward contract hedges is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Increase (decrease) in sales	$(141)	$163	$(2)	$139
Increase (decrease) in cost of sales	(159)	(179)	(595)	883
Ineffective portion of change in fair value	—	—	—	—
Information regarding outstanding foreign currency contracts designated as cash flow hedges as of June 29, 2018 is as follows (dollars in thousands):

Aggregate Notional Amount	Start Date	End Date	$/Foreign Currency		Fair Value	Balance Sheet Location
$3,000	Jul 2018	Dec 2018	0.0500	Peso	$(16)	Accrued expenses
15,199	Jan 2018	Dec 2018	0.0507	Peso	(313)	Accrued expenses
12,300	Jan 2018	Dec 2018	1.2059	Euro	(333)	Accrued expenses

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(11.)     EARNINGS (LOSS) PER SHARE (“EPS”)
The following table sets forth a reconciliation of the information used in computing basic and diluted EPS (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Numerator for basic and diluted EPS:
Income from continuing operations	$23,056	$9,559	$36,140	$12,507
Loss from operations of discontinued operations	(3,034)	$(6,569)	(8,000)	(13,856)
Net income (loss)	$20,022	$2,990	$28,140	$(1,349)

Denominator for basic and diluted EPS:
Weighted average shares outstanding - Basic	32,038	31,302	31,970	31,159
Dilutive effect of assumed exercise of stock options, restricted stock and RSUs	682	680	602	674
Weighted average shares outstanding - Diluted	32,720	31,982	32,572	31,833

Basic earnings (loss) per share:
Income from continuing operations	$0.72	$0.31	$1.13	$0.40
Loss from discontinued operations	(0.09)	(0.21)	(0.25)	(0.44)
Basic earnings (loss) per share	0.62	0.10	0.88	(0.04)

Diluted earnings (loss) per share:
Income from continuing operations	$0.70	$0.30	$1.11	$0.39
Loss from discontinued operations	(0.09)	(0.21)	(0.25)	(0.44)
Diluted earnings (loss) per share	0.61	0.09	0.86	(0.04)
The diluted weighted average share calculations do not include the following securities, which are not dilutive to the EPS calculations or the performance criteria have not been met (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Time-vested stock options, restricted stock and RSUs	—	556	50	1,599
Performance-vested restricted stock and PSUs	92	180	122	451

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(12.)     ACCUMULATED OTHER COMPREHENSIVE INCOME
Accumulated Other Comprehensive Income is comprised of the following (in thousands):

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total Pre-Tax Amount	Tax	Net-of-Tax Amount
March 30, 2018	$(1,422)	$7,733	$63,641	$69,952	$(923)	$69,029
Unrealized loss on cash flow hedges	—	(2,223)	—	(2,223)	467	(1,756)
Realized gain on foreign currency hedges	—	(18)	—	(18)	3	(15)
Realized gain on interest rate swap hedges	—	(398)	—	(398)	83	(315)
Foreign currency translation loss	—	—	(25,885)	(25,885)	—	(25,885)
June 29, 2018	$(1,422)	$5,094	$37,756	$41,428	$(370)	$41,058

December 29, 2017	$(1,422)	$3,418	$50,200	$52,196	$(17)	$52,179
Unrealized gain on cash flow hedges	—	2,901	—	2,901	(609)	2,292
Realized gain on foreign currency hedges	—	(593)	—	(593)	124	(469)
Realized gain on interest rate swap hedges	—	(632)	—	(632)	132	(500)
Foreign currency translation loss	—	—	(12,444)	(12,444)	—	(12,444)
June 29, 2018	$(1,422)	$5,094	$37,756	$41,428	$(370)	$41,058

March 31, 2017	$(1,475)	$4,112	$(9,124)	$(6,487)	$(1,227)	$(7,714)
Unrealized gain on cash flow hedges	—	1,069	—	1,069	(374)	695
Realized gain on foreign currency hedges	—	(342)	—	(342)	120	(222)
Realized gain on interest rate swap hedges	—	(238)	—	(238)	83	(155)
Foreign currency translation gain	—	—	34,599	34,599	—	34,599
June 30, 2017	$(1,475)	$4,601	$25,475	$28,601	$(1,398)	$27,203

December 30, 2016	$(1,475)	$1,420	$(15,660)	$(15,715)	$(285)	$(16,000)
Unrealized gain on cash flow hedges	—	2,781	—	2,781	(973)	1,808
Realized loss on foreign currency hedges	—	744	—	744	(260)	484
Realized gain on interest rate swap hedges	—	(344)	—	(344)	120	(224)
Foreign currency translation gain	—	—	41,135	41,135	—	41,135
June 30, 2017	$(1,475)	$4,601	$25,475	$28,601	$(1,398)	$27,203
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

(13.)     FAIR VALUE MEASUREMENTS
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
Foreign Currency Contracts
The fair value of foreign currency contracts were determined through the use of cash flow models that utilize observable market data inputs to estimate fair value. These observable market data inputs included foreign exchange rate and credit spread curves. In addition, the Company received fair value estimates from the foreign currency contract counterparties to verify the reasonableness of the Company’s estimates. The Company’s foreign currency contracts are categorized in Level 2 of the fair value hierarchy. Refer to Note 10 “Commitments and Contingencies” for further discussion regarding the fair value of the Company’s foreign currency contracts.
Interest Rate Swaps
The fair value of the Company’s interest rate swap contracts outstanding were determined through the use of a cash flow model that utilizes observable market data inputs. These observable market data inputs include LIBOR, swap rates, and credit spread curves. In addition, the Company received a fair value estimate from the interest rate swap counterparty to verify the reasonableness of the Company’s estimate. Refer to Note 5 “Debt” for further discussion regarding the fair value of the Company’s interest rate swap.
The following table provides information regarding assets and liabilities recorded at fair value on a recurring basis (in thousands):

	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 29, 2018
Assets: Interest rate swap (Note 5)	$5,756	$—	$5,756	$—
Liabilities: Foreign currency contracts (Note 10)	662	—	662	—

December 29, 2017
Assets: Interest rate swaps	$4,279	$—	$4,279	$—
Liabilities: Foreign currency contracts	861	—	861	—
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Fair value standards also apply to certain assets and liabilities that are measured at fair value on a nonrecurring basis. The carrying amounts of cash, accounts receivable, accounts payable, and accrued expenses approximate fair value because of the short-term nature of these items. Refer to Note 5 “Debt” for further discussion regarding the fair value of the Company’s Senior Secured Credit Facilities and Senior Notes. A summary of the valuation methodologies for assets and liabilities measured on a nonrecurring basis is as follows:
Cost and Equity Method Investments
The Company holds investments in equity and other securities that are accounted for as either cost method or equity method investments, which are classified as Other Assets on the Condensed Consolidated Balance Sheets. The total carrying value of these investments is reviewed quarterly for changes in circumstance or the occurrence of events that suggest the Company’s investment may not be recoverable. The fair value of cost method investments are not adjusted if there are no identified events or changes in circumstances that may have a material effect on the fair value of the investments. The aggregate recorded amount of cost and equity method investments at June 29, 2018 and December 29, 2017 was $22.4 million and $20.8 million, respectively.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(13.)     FAIR VALUE MEASUREMENTS (Continued)
As of June 29, 2018 and December 29, 2017, the recorded amount of the Company’s equity method investment was $14.7 million and $13.8 million, respectively. The Company’s equity method investment is in a Chinese venture capital fund focused on investing in life sciences companies. This fund accounts for its investments at fair value with the unrealized change in fair value of these investments recorded as income or loss to the fund in the period of change. As of June 29, 2018, the Company owned 6.6% of this fund. During the six months ended June 29, 2018 and June 30, 2017, the Company recognized net gains of $5.0 million and $0.2 million, respectively, on its equity method investment.
The Company’s recorded amount of cost method investments was $7.7 million at June 29, 2018 and December 29, 2017.
The Company did not recognize any impairment charges related to cost method investments during the six months ended June 29, 2018. The Company recognized impairment charges of $5.0 million related to its cost method investments during the six months June 30, 2017. The fair value of these investments is primarily determined by reference to recent sales data of similar shares to independent parties in an inactive market and categorized in Level 2 of the fair value hierarchy.
(14.)     SEGMENT INFORMATION
The Company organizes its business into two reportable segments: (1) Medical and (2) Non-Medical. This segment structure reflects the financial information and reports used by the Company’s management, specifically its Chief Operating Decision Maker (“CODM”), to make decisions regarding the Company’s business, including resource allocations and performance assessments. This segment structure reflects the Company’s current operating focus in compliance with ASC 280, Segment Reporting. There were no sales between segments during the six months ended June 29, 2018 and June 30, 2017.
The following table presents sales from continuing operations by product line (in thousands).

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Segment sales from continuing operations by product line:
Medical
Cardio & Vascular	$148,766	$130,718	$285,629	$254,202
Cardiac & Neuromodulation	115,941	106,173	224,851	209,928
Advanced Surgical, Orthopedics & Portable Medical	34,751	28,282	68,692	56,433
Total Medical	299,458	265,173	579,172	520,563
Non-Medical	15,006	15,743	27,718	27,089
Total sales from continuing operations	$314,464	$280,916	$606,890	$547,652
The following table presents income from continuing operations for the Company’s reportable segments (in thousands).

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Segment income from continuing operations:
Medical	$61,179	$51,557	$108,694	$99,274
Non-Medical	4,393	4,940	7,591	6,502
Total segment income from continuing operations	65,572	56,497	116,285	105,776
Unallocated operating expenses	(21,214)	(20,435)	(41,884)	(45,811)
Operating income from continuing operations	44,358	36,062	74,401	59,965
Unallocated expenses, net	(12,563)	(26,248)	(24,148)	(46,414)
Income before taxes from continuing operations	$31,795	$9,814	$50,253	$13,551

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(15.)	REVENUE FROM CONTRACTS WITH CUSTOMERS
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

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(15.)	REVENUE FROM CONTRACTS WITH CUSTOMERS (Continued)
Disaggregated Revenue
In general, the Company's business segmentation is aligned according to the nature and economic characteristics of its products and customer relationships and provides meaningful disaggregation of each business segment's results of operations. For a summary by disaggregated product line sales for each segment, refer to Note 14, “Segment Information.” Additionally, the tables below disaggregate the Company’s revenues based upon significant customers, which are defined as any customer who individually represents 10% or more of a segment’s total revenues, and ship to country, which is defined as any country where 10% or more of a segment’s total revenues are shipped to. The Company believes that these categories best depict how the nature, amount, timing and uncertainty of revenues and cash flows are affected by economic factors.
The following table presents revenues by customer.

	Three Months Ended		Six Months Ended
	June 29, 2018		June 29, 2018
Customer	Medical	Non-Medical	Medical	Non-Medical
Customer A	21%	—%	21%	—%
Customer B	20%	—%	20%	—%
Customer C	11%	—%	11%	—%
Customer D	—%	35%	—%	28%
All other customers	48%	65%	48%	72%
The following table presents revenues by ship to country.

	Three Months Ended		Six Months Ended
	June 29, 2018		June 29, 2018
Ship to Location	Medical	Non-Medical	Medical	Non-Medical
United States	55%	69%	56%	69%
Puerto Rico	13%	—%	13%	—%
Canada	—%	—%	—%	10%
All other Countries	32%	31%	31%	21%
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable and less frequently, unearned revenue. Accounts receivable are recorded when the right to consideration becomes unconditional. Unearned revenue is recorded when customers pay or are billed in advance of the Company’s satisfaction of performance obligations. Contract liabilities were $3.2 million and $2.2 million as of June 29, 2018 and December 29, 2017, respectively, and are classified as Accrued Expenses on the Condensed Consolidated Balance Sheets. During the three and six months ended June 29, 2018, the Company recognized $0.9 million and $1.3 million, respectively, of revenue that was included in the contract liability balance as of December 29, 2017. The Company does not have any contract assets.

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
December 30, 2017.
The Company adopted the new guidance effective December 30, 2017, using the modified retrospective transition method applied to those contracts which were not completed as of December 30, 2017.  Prior period amounts have not been adjusted and continue to be reflected in accordance with the Company’s historical accounting.  The adoption of this ASU did not have a material impact on the consolidated financial statements and therefore no cumulative adjustment was recorded to equity. The Company has updated its internal controls for changes and expanded disclosures have been made in the Notes to the Financial Statements as a result of adopting the standard. (See Note 15, “Revenue from Contracts with Customers”).

Adoption of ASU 2017-07
On December 30, 2017, the Company retrospectively adopted the new accounting guidance on presentation of net periodic pension costs (ASU 2017-07). That guidance requires that the service cost component of net benefit costs be disaggregated and reported in the same line item or items in the Condensed Consolidated Statements of Operations and Comprehensive Income as other compensation costs arising from services rendered by the pertinent employees during the period. The other non-service components of net benefit costs are required to be presented separately from the service cost component.
Following the adoption of this guidance, the Company continues to record the service cost component of net benefit costs in Cost of Sales and Selling, General and Administrative expenses. The interest cost component of net benefit costs is now recorded in Interest Expense and the remaining components of net benefit costs, amortization of net losses and expected return on plan assets, are now recorded in Other (Income) Loss, Net.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(17.)     SUBSEQUENT EVENTS
On July 2, 2018, the Company completed the sale of the AS&O Product Line to Viant, for cash consideration of $600 million, subject to certain post-closing adjustments. In connection with the sale, the parties executed a transition services agreement whereby the Company will provide certain corporate services (including accounting, payroll, and information technology services) to Viant for a period of up to one year from the date of the closing to facilitate an orderly transfer of business operations. Viant will pay Integer for these services, which payments will vary in amount and length of time as specified in the transition services agreement. In addition, the parties executed long-term supply agreements under which the Company and Viant have agreed to supply the other with certain products at prices specified in the agreements for a term of three years.
As required by the Company’s Senior Secured Credit Facilities, the Company paid down indebtedness as a result of the disposition of the AS&O Product Line. On July 10, 2018, the Company completed the redemption in full of the Senior Notes at a redemption price of 100% of the principal amount of the Senior Notes plus the applicable “make-whole” premium and accrued and unpaid interest through the redemption date. A “make-whole” premium of $31.3 million was paid as a result of redeeming the Senior Notes. Upon completion of the redemption of the Senior Notes, the indenture governing the Senior Notes was satisfied and discharged. The Company utilized the remaining net proceeds to pay down an additional $188 million in debt outstanding under the Senior Secured Credit Facilities, consisting of $114 million on our TLB facility and $74 million on our Revolving Credit Facility.
On July 11, 2018, Moody’s Investors Services, Inc. upgraded the Company’s corporate family credit rating to B2 from B3. As a result, and in accordance with the terms of the Senior Secured Credit Facilities, the interest rate margins for the TLB Facility will step down by 25 basis points.

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

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

Our Business
Integer Holdings Corporation is one of the largest medical device outsource (“MDO”) manufacturers in the world serving the cardiac, neuromodulation, vascular and portable medical markets. We also develop batteries for high-end niche applications in the non-medical energy, military, and environmental markets. Our vision is to enhance the lives of patients worldwide by being our customers’ partner of choice for innovative technologies and services.
We organize our business into two reportable segments, Medical and Non-Medical, and derive our revenues from four principle product lines. The Medical segment includes the Advanced Surgical, Orthopedics & Portable Medical, Cardio & Vascular and Cardiac & Neuromodulation product lines and the Non-Medical segment is comprised of the Electrochem product line.
Discontinued Operations
We have been exploring strategic alternatives related to our Advanced Surgical and Orthopedic product lines (the “AS&O Product Line”), including the potential sale of that product line. On May 3, 2018, we entered into a definitive agreement to sell the AS&O Product Line within our Medical segment to Viant (formerly MedPlast, LLC), and on July 2, 2018, completed the sale for $600 million in cash, subject to certain post-closing adjustments.  As a result, we classified the results of operations of the AS&O Product Line as discontinued operations in the Condensed Consolidated Statements of Operations for all periods presented and classified the related assets and liabilities associated with the discontinued operations as held for sale in the Condensed Consolidated Balance Sheets. All results and information presented exclude the AS&O Product Line unless otherwise noted. Refer to Note 2 “Discontinued Operations” and Note 17 “Subsequent Events” of the Notes to Condensed Consolidated Financial Statements contained in Item 1 of this report for additional information about the divestiture.
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

Revised 2018 Outlook(a)
(dollars in millions, except per share amounts)

	GAAP		Non-GAAP(b)(c)
Continuing Operations:	As Reported	Growth	Adjusted	Growth
Sales	$1,170 to $1,195	3% to 5%	$1,175 to $1,200	4% to 6%
Net Income	$30 to $40	(66)% to (54)%	$110 to $120	11% to 21%
EBITDA	N/A	N/A	$255 to $265	9% to 13%
Earnings per Diluted Share	$0.95 to $1.25	(65)% to (54)%	$3.35 to $3.65	8% to 18%

(a)
Our 2018 Outlook has been revised to exclude the divested AS&O Product Line from the current and prior year. GAAP net income and earnings per diluted share as presented above excludes discontinued operations and the associated income tax impact from discontinued operations. Non-GAAP adjusted net income as presented above consists of income from continuing operations as adjusted to exclude the items described in footnote (c) below and to reflect the net impact of the long-term supply agreements (“LSAs”) entered into between the Company and Viant as of the closing of the divestiture of the AS&O Product Line. These LSAs govern the sale of products supplied by Viant to the Company for further resale to customers and by the Company to Viant for further resale to customers. Non-GAAP Adjusted Sales as presented above consists of sales from continuing operations adjusted to include the net impact of the LSAs. Non-GAAP adjusted earnings per diluted share as presented above consists of adjusted net income divided by diluted weighted average shares outstanding.

(b)
Except as described below, further reconciliations by line item to the closest corresponding GAAP financial measure for Adjusted Sales, Adjusted Net Income, Adjusted Earnings per Diluted Share and Adjusted EBITDA, included in our “Revised 2018 Outlook” above, are not available without unreasonable efforts on a forward-looking basis due to the high variability, complexity and visibility of the charges excluded from these non-GAAP financial measures.

(c)
Adjusted net income and EPS for 2018 is expected to consist of GAAP net income and EPS, excluding items such as intangible amortization, IP-related litigation costs, consolidation and realignment costs, asset disposition and write-down charges, and loss on extinguishment of debt totaling approximately $95 million. The after-tax impact of these items is estimated to be approximately $75 million, or approximately $2.29 per diluted share. Additionally, adjusted net income and EPS is expected to exclude the estimated impact relating to our disallowed deduction of the GILTI tax, as mandated by the Tax Reform Act. This disallowed deduction of the GILTI tax (approximately 50% of the total GILTI tax) is due to making use of our U.S. net operating losses (“NOLs”), and will be eliminated once our U.S. NOLs are fully utilized, which is expected to be in 2019. This adjustment makes our adjusted diluted EPS more comparable with other global companies that are not subject to this disallowed GILTI tax deduction and more comparable to our results following the full utilization of the U.S. NOLs.

Adjusted EBITDA is expected to consist of adjusted net income, excluding items such as depreciation, interest, stock-based compensation and taxes totaling approximately $145 million.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

Financial Overview of Continuing Operations
Income from continuing operations for the second quarter and first six months of 2018 was $23.1 million, or $0.70 per diluted share, and $36.1 million, or $1.11 per diluted share, respectively, compared to income from continuing operations of $9.6 million, or $0.30 per diluted share, and $12.5 million, or $0.39 per diluted share, for the second quarter and first six months of 2017, respectively. These year over year variances are primarily the result of the following:

•
Sales from continuing operations for the second quarter and first six months of 2018 increased 12% and 11%, respectively. In comparison to the prior year periods, foreign currency exchange rates increased sales from continuing operations by approximately $0.9 million and $2.5 million for the second quarter and first six months of 2018, respectively. Excluding these amounts, organic sales from continuing operations for the second quarter and first six months of 2018 increased 12% and 10%, respectively, primarily driven by market growth and new business wins.

•
Gross profit from continuing operations for the second quarter and first six months of 2018 increased $9.6 million and $11.1 million, respectively, primarily due to the increase in sales from continuing operations discussed above, partially offset by higher incentive compensation based upon current year-to-date results.

•
Operating expenses for the second quarter of 2018 were higher compared to the second quarter of 2017 primarily due to higher incentive compensation. Operating expenses for the first six months of 2018 were lower by $3.3 million, due to a decrease in other operating expenses attributable to the completion of spending on integration activities and various efficiencies and synergies gained as a result of our integration and consolidation initiatives partially offset by higher incentive compensation.

•
Interest expense for the second quarter of 2018 compared to the same quarter in 2017 increased by $0.2 million, primarily due to higher interest rates. For the first six months of 2018 interest expense declined $2.6 million, primarily attributable to lower outstanding debt balances due to the repayment of debt over the last year.

•
Net gains on cost and equity method investments, which are unpredictable in nature, increased income for the second quarter and first six months of 2018 by $0.3 million and $5.3 million, respectively, compared to net losses of $4.4 million and $4.8 million during the same periods in 2017.

•
Other (income) loss, net for the second quarter and first six months of 2018 was income of $2.4 million and $1.4 million, respectively, compared to net losses of $6.8 million and $8.2 million during the same periods in 2017, primarily due to the non-recurrence of a non-cash foreign currency charge in the prior year on inter-company loans.

•	Income tax provision increased primarily due to an increase in pre-tax income from continuing operations, resulting from the factors discussed above and the estimated impact of the GILTI tax.
Use of Non-GAAP Financial Information
We prepare our condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Additionally, we report and discuss in our earnings releases and investor presentations adjusted pre-tax income, adjusted income, adjusted earnings per diluted share, earnings before interest, taxes, depreciation, and amortization (“EBITDA”), adjusted EBITDA and organic sales growth rates, all from continuing operations. Adjusted pre-tax income, adjusted income and adjusted earnings per diluted share from continuing operations consist of GAAP amounts adjusted for the following to the extent occurring during the period: (i) acquisition and integration related charges and expenses, (ii) amortization of intangible assets including inventory step-up amortization, (iii) facility consolidation, optimization, manufacturing transfer and system integration charges, (iv) asset write-down and disposition charges, (v) charges in connection with corporate realignments or a reduction in force, (vi) certain litigation expenses, charges and gains, (vii) unusual or infrequently occurring items, (viii) gain/loss on cost and equity method investments, (ix) extinguishment of debt charges, (x) the net impact of the LSAs between the Company and Viant, (xi) the income tax (benefit) related to these adjustments and (xii) certain tax items that are outside the normal provision for the period (not for adjusted pre-tax income). Adjusted earnings per diluted share are calculated by dividing adjusted income from continuing operations by diluted weighted average shares outstanding. Adjusted EBITDA from continuing operations consists of GAAP net income (loss) plus (i) the same adjustments as listed above except for items (xi) and (xii), (ii) GAAP stock-based compensation, interest expense, and depreciation and (iii) GAAP provision (benefit) for income taxes. To calculate organic sales growth rates, which exclude the impact of changes in foreign currency exchange rates, as well as the impact of any acquisitions or divestitures of product lines on sales growth rates, we convert current period sales from local currency to U.S. dollars using the previous periods foreign currency exchange rates and exclude the amount of sales acquired/divested during the period from the current/previous period amounts, respectively. We believe that the presentation of adjusted income, adjusted diluted earnings per share, EBITDA, adjusted EBITDA, and organic sales growth rates, all from continuing operations, provides important supplemental information to management and investors seeking to understand the financial and business trends relating to our financial condition and results of operations.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

Income (Loss) from Continuing Operations and Diluted EPS Reconciliations
A reconciliation of GAAP income from continuing operations and diluted earnings per share (“EPS”) from continuing operations to adjusted amounts is as follows (in thousands, except per share amounts):

	Three Months Ended
	June 29, 2018			June 30, 2017
	Pre-Tax Income (Loss)	Income (Loss)	Per Diluted Share	Pre-Tax Income (Loss)	Income (Loss)	Per Diluted Share
As reported income from continuing operations (GAAP)	$31,795	$23,056	$0.70	$9,814	$9,559	$0.30
Adjustments:
Amortization of intangibles(a)	10,519	8,296	0.25	10,147	7,084	0.22
IP related litigation (SG&A)(a)(b)	476	376	0.01	915	595	0.02
Strategic reorganization and alignment (OOE)(a)(c)	3,727	2,950	0.09	—	—	—
Manufacturing alignment to support growth (OOE)(a)(d)	1,103	815	0.02	—	—	—
Consolidation and optimization expenses (OOE)(a)(e)	(14)	(10)	—	2,729	2,028	0.06
Acquisition and integration expenses (OOE)(a)(f)	—	—	—	2,970	2,037	0.06
Asset dispositions, severance and other (OOE)(a)(g)	(124)	(106)	—	1,028	670	0.02
(Gain) loss on cost and equity method investments, net(a)	(284)	(225)	(0.01)	4,427	2,877	0.09
Loss on extinguishment of debt(a)(h)	417	329	0.01	935	608	0.02
LSA adjustments(i)	(3,283)	(2,594)	(0.08)	(2,756)	(1,791)	(0.06)
Tax adjustments(j)	—	1,857	0.06	—	—	—
Adjusted income from continuing operations (Non-GAAP)	$44,332	$34,744	$1.06	$30,209	$23,667	$0.74

Diluted weighted average shares for adjusted EPS		32,720			31,982

	Six Months Ended
	June 29, 2018			June 30, 2017
	Pre-Tax Income (Loss)	Income (Loss)	Per Diluted Share	Pre-Tax Income (Loss)	Income (Loss)	Per Diluted Share
As reported income from continuing operations (GAAP)	$50,253	$36,140	$1.11	$13,551	$12,507	$0.39
Adjustments:
Amortization of intangibles(a)	21,172	16,693	0.51	20,230	14,102	0.44
IP related litigation (SG&A)(a)(b)	797	630	0.02	1,292	840	0.03
Strategic reorganization and alignment (OOE)(a)(c)	5,781	4,577	0.14	—	—	—
Manufacturing alignment to support growth (OOE)(a)(d)	1,616	1,184	0.04	—	—	—
Consolidation and optimization expenses (OOE)(a)(e)	561	445	0.01	5,076	3,895	0.12
Acquisition and integration expenses (OOE)(a)(f)	—	—	—	7,790	5,170	0.16
Asset dispositions, severance and other (OOE)(a)(g)	518	364	0.01	5,555	3,598	0.11
(Gain) loss on cost and equity method investments, net(a)	(5,254)	(4,151)	(0.13)	4,825	3,136	0.10
Loss on extinguishment of debt(a)(h)	1,474	1,164	0.04	2,494	1,621	0.05
LSA adjustments(i)	(6,119)	(4,834)	(0.15)	(5,911)	(3,842)	(0.12)
Tax adjustments(j)	—	2,951	0.09	—	—	—
Adjusted income from continuing operations (Non-GAAP)	$70,799	$55,163	$1.69	$54,902	$41,027	$1.29

Diluted weighted average shares for adjusted EPS		32,572			31,833

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

(a)
The difference between pre-tax and income (loss) amounts is the estimated tax impact related to the respective adjustment. Income (loss) amounts are computed using a 21% U.S. tax rate (35% U.S. tax rate for 2017 periods), and the statutory tax rates in Mexico, Germany, France, Netherlands, Uruguay, Ireland and Switzerland, as adjusted for the existence of NOLs. Amortization of intangibles and OOE expense have also been adjusted to reflect the estimated impact relating to our disallowed deduction of the GILTI tax, as described in footnote (i) below. Expenses that are not deductible for tax purposes (i.e. permanent tax differences) are added back at 100%.

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

(c)
As a result of the strategic review of our customers, competitors and markets we undertook during the fourth quarter of 2017, we began to take steps to better align our resources in order to invest to grow, protect, preserve and to enhance the profitability of our portfolio of products. This will include focusing our investment in RD&E and manufacturing, improving our business processes and redirecting investments away from projects where the market does not justify the investment. As a result, during 2018 we incurred charges related to this strategy, which primarily consisted of severance and fees for professional services.

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

(f)	Reflects acquisition and integration costs related to the acquisition of Lake Region Medical, which occurred in October 2015.

(g)	Amounts for 2017 primarily include expenses related to our CEO and CFO transitions.

(h)	Represents debt extinguishment charges in connection with pre-payments made on our Term B Loan Facility which are included in interest expense.

(i)
Reflects the net impact of the LSAs entered into as of the closing of the divestiture of the AS&O Product Line. These LSAs govern the sale of products supplied by Viant to the Company for further resale to customers and by the Company to Viant for further resale to customers.

(j)
Tax adjustments primarily includes the estimated impact relating to our disallowed deduction of the GILTI tax, as mandated by the Tax Reform Act. This disallowed deduction of the GILTI tax (approximately 50% of the total GILTI tax) is due to the Company making use of its U.S. NOLs, and will be eliminated once the Company’s U.S. NOLs are fully utilized, which is expected to be in 2019. This adjustment makes our Adjusted Diluted EPS more comparable with other global companies that are not subject to this disallowed GILTI tax deduction and more comparable to the Company’s results following the full utilization of its U.S. NOLs.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

Adjusted diluted EPS from continuing operations, which excludes the impact of amortization of intangible assets, losses on extinguishment of debt and various other operating expenses, among others, was $1.06 and $1.69 per share for the second quarter and first six months of 2018, respectively, compared to $0.74 and $1.29 per share for the second quarter and first six months of 2017, respectively. These results reflect the benefit of our increased sales and the completion of spending on integration activities, partially offset by higher incentive compensation. The year to date results also reflect the benefit of lower interest expense in 2018 compared to 2017.
EBITDA and Adjusted EBITDA Reconciliation
A reconciliation of GAAP income from continuing operations to EBITDA from continuing operations and adjusted EBITDA from continuing operations is as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Income from continuing operations (GAAP)	$23,056	$9,559	$36,140	$12,507

Interest expense	15,234	15,058	30,829	33,425
Provision for income taxes	8,739	255	14,113	1,044
Depreciation	10,006	9,358	19,969	18,728
Amortization	10,519	10,147	21,172	20,230
EBITDA from continuing operations	67,554	44,377	122,223	85,934
IP related litigation	476	915	797	1,292
Stock-based compensation (excluding OOE)	2,199	2,902	5,178	5,075
Strategic reorganization and alignment	3,727	—	5,781	—
Manufacturing alignment to support growth	1,103	—	1,616	—
Consolidation and optimization expenses	(14)	2,729	561	5,076
Acquisition and integration expenses	—	2,970	—	7,790
Asset dispositions, severance and other	(124)	1,028	518	5,555
Non-cash (gain) loss on cost and equity method investments	(284)	4,427	(5,254)	4,825
LSA adjustments	$(3,283)	$(2,756)	$(6,119)	$(5,911)
Adjusted EBITDA from continuing operations (Non-GAAP)	$71,354	$56,592	$125,301	$109,636
Our CEO’s View
We delivered another strong quarter of sales growth and even stronger net income, which enabled continued debt reduction. Our second quarter results were consistent with the full year guidance. A $0.15 increase in our adjusted EPS guidance is a direct result of the AS&O Product Line divestiture as our full year interest expense savings exceeds the divested AS&O Product Line operating profit. Shortly after the second quarter ended, we completed the sale of the AS&O Product Line for $600 million in cash. The deal structure was extremely cash efficient as we realized approximately $580 million of cash after deal costs, which enabled the repayment of $548 million of debt. We are now a higher margin rate business with increased earnings, higher returns on invested capital, significantly less debt, lower leverage and similar cash flows. Looking forward, we have clear market leadership positions in our remaining products, with differentiated technology and increased financial flexibility to invest more aggressively to grow.
We remain focused on executing our portfolio strategy to win in the markets we serve and our operational strategy to achieve excellence in everything we do. We are now better positioned to deliver on our objectives of sales growth above the market, profit growth two times sales growth, and to earn a valuation premium.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

Cost Savings and Consolidation Efforts
In 2018 and 2017, we recorded charges in Other Operating Expenses related to various cost savings and consolidation initiatives. These initiatives were undertaken to improve our operational efficiencies and profitability, the most significant of which are as follows (dollars in millions):

Initiative	Expected Expense	Expected Capital Expenditures	Expected Annual Cost Savings(a)	Expected Completion Date
Strategic reorganization and alignment	$28 - $30(b)	-	$8 - $12	2018
Manufacturing alignment to support growth	$9 - $11	$4 - $6	$2 - $3	2019
Consolidation and optimization expenses	$18 - $22(b)	$5 - $6	$12 - $13	2018
(a) Represents the annual benefit to our operating income expected to be realized from these initiatives through cost savings and/or increased capacity. These benefits will be phased in over time as the various initiatives are completed, some of which are already included in our current period results.

(b)	Expected expense for these initiatives include amounts classified as discontinued operations.
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
Refer to Note 8 “Other Operating Expenses” of the Notes to Condensed Consolidated Financial Statements contained in Item 1 of this report for additional information about the timing, cash flow impact, and amount of future expenditures for our cost savings and consolidation initiatives.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

Our Financial Results of Continuing Operations
We utilize a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31. For 52-week years, each quarter contains 13 weeks. The second quarter and first six months of 2018 and 2017 ended on June 29, and June 30, respectively, and each contained 13 weeks and 26 weeks, respectively.
The following tables present selected financial information from continuing operations derived from our Condensed Consolidated Financial Statements, contained in Item 1 of this report, for the periods presented (dollars in thousands, except per share). All financial information presented is from continuing operations unless otherwise specified.

	Three Months Ended
	June 29,	June 30,	Change
	2018	2017	$	%
Medical Sales:
Cardio & Vascular	$148,766	$130,718	$18,048	13.8%
Cardiac & Neuromodulation	115,941	106,173	9,768	9.2%
Advanced Surgical, Orthopedics & Portable Medical	34,751	28,282	6,469	22.9%
Total Medical Sales	299,458	265,173	34,285	12.9%
Non-Medical	15,006	15,743	(737)	(4.7)%
Total Sales	314,464	280,916	33,548	11.9%
Cost of sales	215,699	191,741	23,958	12.5%
Gross profit	98,765	89,175	9,590	10.8%
Gross profit as a % of sales	31.4%	31.7%
SG&A	36,780	35,146	1,634	4.6%
SG&A as a % of sales	11.7%	12.5%
RD&E	12,935	11,240	1,695	15.1%
RD&E as a % of sales	4.1%	4.0%
Other operating expenses	4,692	6,727	(2,035)	(30.3)%
Operating income	44,358	36,062	8,296	23.0%
Operating margin	14.1%	12.8%
Interest expense	15,234	15,058	176	1.2%
(Gain) loss on cost and equity method investments, net	(284)	4,427	(4,711)	NM
Other (income) loss, net	(2,387)	6,763	(9,150)	NM
Income from continuing operations before income taxes	31,795	9,814	21,981	NM
Provision for income taxes	8,739	255	8,484	NM
Effective tax rate	27.5%	2.6%
Income from continuing operations	$23,056	$9,559	$13,497	NM
Income from continuing operations as a % of sales	7.3%	3.4%
Diluted earnings per share from continuing operations	$0.70	$0.30	$0.40	NM

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

	Six Months Ended
	June 29,	June 30,	Change
	2018	2017	$	%
Medical Sales:
Cardio & Vascular	$285,629	$254,202	$31,427	12.4%
Cardiac & Neuromodulation	224,851	209,928	14,923	7.1%
Advanced Surgical, Orthopedics & Portable Medical	68,692	56,433	12,259	21.7%
Total Medical Sales	579,172	520,563	58,609	11.3%
Non-Medical	27,718	27,089	629	2.3%
Total Sales	606,890	547,652	59,238	10.8%
Cost of sales	424,593	376,449	48,144	12.8%
Gross profit	182,297	171,203	11,094	6.5%
Gross profit as a % of sales	30.0%	31.3%
SG&A	73,209	69,940	3,269	4.7%
SG&A as a % of sales	12.1%	12.8%
RD&E	26,211	22,877	3,334	14.6%
RD&E, Net as a % of sales	4.3%	4.2%
Other operating expenses	8,476	18,421	(9,945)	(54.0)%
Operating income	74,401	59,965	14,436	24.1%
Operating margin	12.3%	10.9%
Interest expense	30,829	33,425	(2,596)	(7.8)%
(Gain) loss on cost and equity method investments, net	(5,254)	4,825	(10,079)	NM
Other (income) loss, net	(1,427)	8,164	(9,591)	NM
Income from continuing operations before income taxes	50,253	13,551	36,702	NM
Provision for income taxes	14,113	1,044	13,069	NM
Effective tax rate	28.1%	7.7%
Income from continuing operations	$36,140	$12,507	$23,633	189.0%
Income from continuing operations as a % of sales	6.0%	2.3%
Diluted earnings per share from continuing operations	$1.11	$0.39	$0.72	NM
NM Calculated amount not meaningful

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

Product Line Sales of Continuing Operations Highlights
For the second quarter and first six months of 2018, Cardio & Vascular sales increased $18.0 million, or 14% and $31.4 million or 12%, respectively, versus the comparable 2017 periods. These increases were primarily driven by strong market growth in the electrophysiology, neurovascular & peripheral vascular markets. Foreign currency exchange rate fluctuations increased Cardio & Vascular sales for the three and six months ended June 29, 2018 by $0.9 million and $2.4 million, respectively, in comparison to the 2017 periods primarily due to U.S. dollar fluctuations relative to the Euro.
For the second quarter and first six months of 2018, Cardiac & Neuromodulation sales increased $9.8 million, or 9% and $14.9 million, or 7%, respectively, versus the comparable 2017 periods. The increase in Cardiac & Neuromodulation sales was driven by strong neuromodulation demand driven by growth in spinal cord stimulation and cochlear markets. Cardiac Rhythm Management sales increased from improved market penetration of leads and component products. Foreign currency exchange rate fluctuations did not have a material impact on Cardiac & Neuromodulation sales during the 2018 periods in comparison to the same periods of 2017.
For the second quarter and first six months of 2018, Advanced Surgical, Orthopedics & Portable Medical (AS&O) sales increased $6.5 million, or 23%, and $12.3 million, or 22%, respectively, versus the comparable 2017 periods. AS&O sales increased from strong growth in Portable Medical and the retained AS&O products. Foreign currency exchange rate fluctuations did not have a material impact on AS&O sales during the 2018 periods in comparison to the same periods of 2017.
For the second quarter and first six months of 2018, Non-Medical sales decreased $0.7 million, or 5%, and increased $0.6 million, or 2%, respectively, versus the comparable 2017 periods. The quarter over quarter decline was primarily due to timing associated with orders from a military customer. Foreign currency exchange rate fluctuations did not have a material impact on Non-Medical sales during the 2018 periods in comparison to the same periods of 2017.
Gross Profit
Changes to gross profit as a percentage of sales (“Gross Margin”) from the prior year were due to the following:

	Change From Prior Year
	Three Months	Six Months
Price(a)	(1.2)%	(1.3)%
Mix(b)	(0.3)	(0.5)
Incentive compensation(c)	(0.5)	(0.6)
Production efficiencies and volume(d)	1.7	1.1
Total percentage point change to gross profit as a percentage of sales	(0.3)%	(1.3)%

(a)	Our Gross Margin for the second quarter and first six months of 2018 has been negatively impacted by price concessions given to our larger OEM customers in return for long-term volume commitments.

(b)	Our Gross Margin for the second quarter and first six months of 2018 has been negatively impacted by a higher mix of sales of lower margin products.

(c)	Amounts represent the impact to our Gross Margin attributable to our cash and stock incentive programs, including performance-based compensation, which is accrued based upon actual results achieved.

(d)
Represents various increases and decreases to our Gross Margin. Overall, our Gross Margin for the second quarter and first six months of 2018 has been positively impacted by production efficiencies and synergies gained as a result of our integration and consolidation initiatives as well as higher volume in comparison to the respective 2017 period.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

SG&A Expenses
Changes to SG&A expenses from the prior year were due to the following (in thousands):

	Change From Prior Year
	Three Months	Six Months
Legal expenses(a)	$(298)	$(520)
Intangible asset amortization(b)	558	1,244
Incentive compensation programs(c)	1,558	3,277
Other(d)	(184)	(732)
Net increase in SG&A Expenses	$1,634	$3,269

(a)
Amount represents the change in legal costs compared to the prior year period, including legal expenses incurred related to our on-going patent infringement case. Refer to Note 10 “Commitments and Contingencies” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for information related to this patent infringement litigation.

(b)	Amount represents the increase in intangible asset amortization (i.e. customer list), which is amortized based upon the forecasted cash flows at the time of acquisition for the respective asset.

(c)	Amount represents the impact to our SG&A attributable to our cash and stock incentive programs, including performance-based compensation, which is accrued based upon actual results achieved.

(d)	Represents various increases and decreases to our SG&A.
RD&E
Changes to RD&E expenses from the prior year were due to the following (in thousands):

	Change From Prior Year
	Three Months	Six Months
Incentive compensation programs(a)	$244	$731
Other(b)	1,451	2,603
Net increase in RD&E	$1,695	$3,334

(a)	Amount represents the impact to our RD&E attributable to our cash and stock incentive programs, including performance-based compensation, which is accrued based upon actual results achieved.

(b)
Represents the net impact of various increases and decreases to our RD&E. RD&E expense for the second quarter and first six months of 2018 reflects our increased investment in projects with a higher growth opportunity.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

Other Operating Expenses
Refer to “Cost Savings and Consolidation Efforts” section of this Item and Note 8 “Other Operating Expenses” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for further information related to these initiatives. Other Operating Expenses is comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Strategic reorganization and alignment(a)	$3,727	$—	$5,781	$—
Manufacturing alignment to support growth(b)	1,103	—	1,616	—
Consolidation and optimization costs(c)	(14)	2,729	561	5,076
Acquisition and integration expenses(d)	—	2,970	—	7,790
Asset dispositions, severance and other(e)	(124)	1,028	518	5,555
Total other operating expenses	$4,692	$6,727	$8,476	$18,421

(a)
As a result of the strategic review of our customers, competitors and markets we undertook during the fourth quarter of 2017, we began to take steps to better align our resources in order to invest to grow, protect, preserve and to enhance the profitability of our portfolio of products. This will include focusing our investment in RD&E and manufacturing, improving our business processes and redirecting investments away from projects where the market does not justify the investment. As a result, during the first six months of 2018, we incurred charges related to this strategy, which primarily included severance and fees for professional services.

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
We continually evaluate our operating structure in order to maximize efficiencies and drive margin expansion. For 2018, Other Operating Expenses is expected to be approximately $15 million to $20 million. Refer to the “Cost Savings and Consolidation Efforts” section of this Item for further details on these initiatives.
Interest Expense
Interest Expense for the three and six months ended June 29, 2018 was $15.2 million and $30.8 million, respectively, compared to $15.1 million and $33.4 million for the three and six months ended June 30, 2017. The weighted average interest rates paid on outstanding borrowings for the three and six months ended June 29, 2018 was 5.13% and 4.95%, respectively, compared to 4.25% and 4.64%, for the comparable periods in 2017. The weighted average interest rates paid in the second quarter and first six months of 2018 reflect an increase in LIBOR during 2017 and 2018, partially offset by a cumulative 100 basis point reduction to the applicable interest rate margins of our Term Loan B facility, which resulted from amendments of our Senior Secured Credit Facilities in March 2017 and again in November 2017. Cash interest expense increased $0.8 million and decreased $1.4 million for the three and six months ended June 29, 2018, respectively, when compared to the same periods in 2017. Non-cash interest expense (i.e. deferred fee and discount amortization) decreased $0.6 million and $1.2 million for the three and six months ended June 29, 2018, respectively, when compared to the same period in 2017, primarily attributable to lower accelerated write-offs (losses from extinguishment of debt) of deferred fees and discounts due to prepayments of portions of our Term Loan B facility during the respective periods. We recognized losses from extinguishment of debt during the three and six months ended June 29, 2018 of $0.4 million and $1.5 million, respectively. We repaid $25.0 million of debt during the second quarter of 2018 and $75.1 million during the first half of 2018. See Note 5 “Debt” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for additional information pertaining to our debt.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

(Gain) Loss on Cost and Equity Method Investments, Net
The Company holds investments in equity and other securities that are accounted for as either cost method or equity method investments. During the three and six months ended June 29, 2018, we recognized net gains of $0.3 million and $5.3 million, respectively, compared to net losses of $4.4 million and $4.8 million for the three and six months ended June 30, 2017 on our cost and equity method investments. The second quarter of 2017 included an impairment charge of $5.0 million recognized on one of our cost method investments. Our cost method investments are in start-up research and development companies whose fair value is highly subjective in nature and could be subject to significant fluctuations in the future that could result in material gains or losses. See Note 13 “Fair Value Measurements” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for additional information pertaining to our cost and equity method investments.
Other (Income) Loss, Net
Other income for the three and six months ended June 29, 2018 was $2.4 million and $1.4 million, respectively, compared to other loss of $6.8 million and $8.2 million for the three and six months ended June 30, 2017. Other (Income) Loss, Net is primarily comprised of income (loss) from the impact of foreign currency exchange rates on transactions denominated in foreign currencies.
The impact of foreign currency exchange rates on transactions denominated in foreign currencies included in Other (Income) Loss, Net for the three and six months ended June 29, 2018 was income of $2.2 million and $0.9 million, respectively, compared to a losses of $6.7 million and $8.1 million for the three and six months ended June 30, 2017, respectively.
The favorable amount in the second quarter of 2018 was primarily driven by the impact of the strengthening U.S. dollar relative to the Euro on our operations. The losses in 2017 were primarily driven by the impact of the weakening U.S. dollar relative to the Euro on our inter-company loans and were primarily non-cash in nature. We continually monitor our foreign currency exposures and seek to take steps to mitigate these risks. However, fluctuations in foreign currency exchange rates could have a significant impact, positive or negative, on our financial results in the future.
Provision for Income Taxes
We recognized income tax expense of $8.7 million for the second quarter of 2018 on $31.8 million of pre-tax income from continuing operations compared to income tax expense of $0.3 million on $9.8 million of pre-tax income from continuing operations for the same period of 2017. The income tax expense for the first six months of 2018 was $14.1 million on income from continuing operations before taxes of $50.3 compared to $1.0 million on $13.6 million of income from continuing operations before taxes for the same period of 2017.
We expect continued volatility in our effective tax rate due to several factors including: changes in the mix of pre-tax income from continuing operations and the jurisdictions to which it relates, changes in tax laws and foreign tax holidays, business reorganizations, settlements with taxing authorities and foreign currency fluctuations. We continuously evaluate and currently have various tax planning initiatives in place that are aimed at reducing our effective tax rate over the long term.
Our worldwide effective tax rate is expected to be approximately 35% for 2018, excluding discrete items. Our effective tax rate for 2018 differs from the U.S. federal statutory tax rate of 21% due principally to the estimated impact of the GILTI tax. Our earnings outside the U.S. are generally taxed at blended rates that are marginally lower than the U.S. federal rate. The GILTI provisions require us to include foreign subsidiary earnings in excess of a deemed return on the foreign subsidiary’s tangible assets in our U.S. income tax return. There is a statutory deduction of 50% of the GILTI inclusion, however the deduction is subject to limitations based on U.S. taxable income. We currently have NOLs to offset forecasted U.S. taxable income and as such, are temporarily subject to the deduction limitation, which correspondingly imposes an incremental impact on U.S. Income tax. The foreign jurisdictions in which we operate and where our foreign earnings are primarily derived, include Switzerland, Mexico, Germany, Uruguay, Malaysia and Ireland. While we are not currently aware of any material trends in these jurisdictions that are likely to impact our current or future tax expense, our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower effective tax rates and higher than anticipated in countries where we have higher effective tax rates, or by changes in tax laws or regulations. We regularly assess any significant exposure associated with increases in tax rates in international jurisdictions and adjustments are made as events occur that warrant adjustment to our tax provisions.
Our 2018 blended effective tax rate on foreign earnings is currently estimated to be approximately 15% for continuing operations. For the year, we expect to have positive income before taxes in our foreign jurisdictions but losses before taxes in U.S. jurisdictions due to our projected amounts of Interest Expense.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

Liquidity and Capital Resources

(dollars in thousands)	June 29, 2018	December 29, 2017
Cash and cash equivalents	$18,856	$37,341
Working capital	260,587	263,863
Current ratio	2.50	2.64
The amounts in the table above exclude assets and liabilities classified as discontinued operations held for sale. Cash and cash equivalents at June 29, 2018 decreased by $18.5 million from year-end as excess cash flow from continuing operations was used to pay down our debt. Working capital from continuing operations decreased by $3.3 million from December 29, 2017 due to the Company’s continuing efforts to reduce working capital in order to generate cash to pay down debt.
At June 29, 2018, $12 million of our cash and cash equivalents were held by foreign subsidiaries. We intend to limit our distributions from foreign subsidiaries to previously taxed income. If distributions are made utilizing current period earnings, we will record foreign withholding taxes in the period of the distribution.
Summary of Cash Flow

	Six Months Ended
(in thousands)	June 29, 2018	June 30, 2017
Cash provided by (used in):
Operating activities	$67,219	$77,165
Investing activities	(19,095)	(22,263)
Financing activities	(74,523)	(61,903)
Effect of foreign currency exchange rates on cash and cash equivalents	2,363	1,418
Net change in cash and cash equivalents	$(24,036)	$(5,583)
The cash flow information presented includes cash flows related to the discontinued operations.
Operating Activities – During the six months ended June 29, 2018, we generated cash of $67.2 million from operations compared to $77.2 million for the six months ended June 30, 2017. This decrease was primarily due to a $32.5 million decrease in cash flow provided by working capital partially offset by a $22.5 million increase in cash income (i.e. income from continuing operations plus adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities). The increase working capital during the period was primarily due to higher sales as well as the timing of inventory purchases and the payment of accounts payable.
Investing Activities – The $3.2 million decrease in net cash used in investing activities was primarily attributable to lower purchases of property, plant, and equipment. Our current expectation is that capital spending for 2018 will be in the range of $35 million to $40 million, of which approximately half is discretionary in nature. We anticipate that cash on hand, cash flows from operations and available borrowing capacity under our Revolving Credit Facility will be sufficient to fund these capital expenditures. Property, plant, and equipment purchases related to our AS&O Product Line were approximately $15 million per year.
Financing Activities – Net cash used in financing activities for the first six months of 2018 was $74.5 million compared to $61.9 million in the comparable 2017 period. Financing activities during the first six months of 2018 included net payments of $75.1 million related to paying down our debt obligations compared to $68.8 million for the comparable 2017 period.
In connection with the completion of the sale of our AS&O Product Line we repaid, after the completion of the second quarter, $548 million of our debt, which included $360 million of our 9.125% Senior Notes, $114 million of our Term Loan B Facility and $74 million outstanding on our Revolving Credit Facility.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

Capital Structure – As of June 29, 2018, our capital structure consists of $1.5 billion of debt outstanding under our Senior Secured Credit Facilities and Senior Notes and 32 million shares of common stock outstanding. After the completion of the sale of our AS&O Product Line and the corresponding repayment of indebtedness, our capital structure consists of $1.0 billion of debt outstanding under our Senior Secured Credit Facilities and 32 million shares of common stock outstanding. Additionally, after our repayment of indebtedness in connection with the completion of the sale of the AS&O Product Line, we have access to $193 million of borrowing capacity under our Revolving Credit Facility. This amount may vary from period to period based upon our debt and EBITDA levels, which impacts our covenant calculations. We are also authorized to issue up to 100 million shares of common stock and 100 million shares of preferred stock. After the completion of the sale of our AS&O Product Line and the corresponding repayment of indebtedness, our debt service obligations, comprised of principal and interest payments for the remainder of 2018, are estimated to be approximately $45 million.
Based on current expectations, we believe that our projected cash flows provided by operations, available cash and cash equivalents and potential borrowings under the Revolving Credit Facility should be sufficient to meet our working capital and fixed capital requirements for the next twelve months. If our future financing needs increase, we may need to arrange additional debt or equity financing. Accordingly, we evaluate and consider from time to time various financing alternatives to supplement our financial resources and optimize our capital structure. We cannot be assured that, if needed, we will be able to enter into any such arrangements on acceptable terms or at all.
Credit Facilities - As of June 29, 2018, we had senior secured credit facilities (the “Senior Secured Credit Facilities”) that consist of (i) a $200 million revolving credit facility (the “Revolving Credit Facility”), which had $74 million drawn as of June 29, 2018, (ii) a $321 million term loan A facility (the “TLA Facility”), and (iii) an $812 million term loan B facility (the “TLB Facility”). Additionally, as of June 29, 2018, we had $360 million aggregate principal amount of 9.125% senior notes due on November 1, 2023 (the “Senior Notes”) outstanding. The Revolving Credit Facility will mature on October 27, 2020, the TLA Facility will mature on October 27, 2021 and the TLB Facility will mature on October 27, 2022.
The Revolving Credit Facility and TLA Facility contain financial covenants requiring (A) a maximum total net leverage ratio (as defined in the agreement governing the Senior Secured Credit Facilities) of 6.0:1.0, subject to periodic step downs beginning in the third fiscal quarter of 2018 and (B) a minimum interest coverage ratio of adjusted EBITDA (as defined in the Senior Secured Credit Facilities) to interest expense of 2.75:1.0 subject to a step up beginning in the first quarter of 2019. As of June 29, 2018, our total net leverage ratio, calculated in accordance with our Senior Secured Credit Facilities agreement, was approximately 3.8 to 1.00 after taking into account the sale of our AS&O Product Line and the corresponding repayment of debt. For the twelve month period ended June 29, 2018, our ratio of adjusted EBITDA to interest expense, calculated in accordance with our Senior Secured Credit Facilities agreement, was approximately 5.1 to 1.0 after taking into account the sale of our AS&O Product Line and the corresponding repayment of debt.
Failure to comply with these financial covenants would result in an event of default as defined under the Revolving Credit Facility and TLA Facility unless waived by the lenders. An event of default may result in the acceleration of our indebtedness. As a result, management believes that compliance with these covenants is material to us. As of June 29, 2018, we were in full compliance with the financial covenants described above. However, a significant increase in the LIBOR interest rate and/or a decline in our operating performance, and in particular our sales and/or adjusted EBITDA, could result in our inability to meet these financial covenants and lead to an event of default if a waiver or amendment could not be obtained from our lenders.
The Revolving Credit Facility is supported by a consortium of thirteen lenders with no lender controlling more than 27% of the facility. As of June 29, 2018, the banks supporting the majority of the Revolving Credit Facility had an S&P credit rating of at least BBB+ or better, which is considered investment grade. The banks supporting the remaining Revolving Credit Facility are not currently being rated.
Upon completion of the redemption of the Senior Notes, the indenture governing the Senior Notes was satisfied and discharged. See Note 5 “Debt” and Note 17 “Subsequent Events”of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for a further information on the Company’s outstanding debt.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements within the meaning of Item 303(a)(4) of Regulation S-K.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

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
Contractual Obligations
There have been no significant changes to our contractual obligations during the quarter ended June 29, 2018 as compared to those disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 29, 2017. See Note 5 “Debt” and Note 10 “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements contained in Item 1 of this report for further discussion on our contractual obligations.
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
ITEM 4. CONTROLS AND PROCEDURES

a.	Evaluation of Disclosure Controls and Procedures
Our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the Securities and Exchange Commission as of June 29, 2018. These disclosure controls and procedures have been designed to provide reasonable assurance that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on their evaluation, as of June 29, 2018, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.

b.	Changes in Internal Control Over Financial Reporting
During the Company’s most recent fiscal quarter, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
There were no new material legal proceedings that are required to be reported in the quarter ended June 29, 2018, and no material developments during the quarter in the Company’s legal proceedings as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 29, 2017.

ITEM 1A.	RISK FACTORS
There have been no material changes to the Company’s risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 29, 2017.

ITEM 6.	EXHIBITS

Exhibit Number	Description

2.1
Master Purchase and Sale Agreement, dated as of May 3, 2018, by and among Greatbatch Ltd., Bandera Acquisition, LLC and, solely for purposes of being bound by Section 10.1(f), Section 10.3 and Section 11.13, Integer Holdings Corporation (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on July 9, 2018).

10.1#*	Release Agreement and Acknowledgement, dated May 25, 2018, between Integer Holdings Corporation and Gary J. Haire.

10.2
Amendment No. 4 to Credit Agreement, dated as of June 8, 2018, between Greatbatch Ltd., as the borrower, Integer Holdings Corporation, as parent, Manufacturers and Traders Trust Company, as administrative agent, and the Lenders party thereto. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 8, 2018).

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

Dated:	August 3, 2018	INTEGER HOLDINGS CORPORATION

		By:	/s/ Joseph W. Dziedzic
Joseph W. Dziedzic
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Jeremy Friedman
Jeremy Friedman
Executive Vice President and Interim Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ Tom P. Thomas
Tom P. Thomas
Vice President, Corporate Controller
(Principal Accounting Officer)