Form 10-Q
period 2018-09-28
Integer Holdings Corp
filed 2018-11-02
CIK 1114483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2018
Commission File Number 1-16137
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by checkmark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐

Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Company’s common stock, $0.001 par value per share, as of October 26, 2018 was: 32,382,687 shares.

INTEGER HOLDINGS CORPORATION
Form 10-Q
For the Quarterly Period Ended September 28, 2018

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands except share and per share data)	September 28, 2018	December 29, 2017
ASSETS
Current assets:
Cash and cash equivalents	$22,881	$37,341
Accounts receivable, net of allowance for doubtful accounts of $0.6 million and $0.5 million, respectively	200,147	194,845
Inventories	193,631	176,738
Prepaid expenses and other current assets	12,008	16,239
Current assets of discontinued operations held for sale	—	106,746
Total current assets	428,667	531,909
Property, plant and equipment, net	232,108	235,180
Goodwill	834,520	839,870
Other intangible assets, net	825,359	862,873
Deferred income taxes	3,618	3,451
Other assets	31,724	30,428
Noncurrent assets of discontinued operations held for sale	—	344,634
Total assets	$2,355,996	$2,848,345
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$37,500	$30,469
Accounts payable	69,270	64,551
Income taxes payable	16,298	5,904
Accrued expenses	54,922	60,376
Current liabilities of discontinued operations held for sale	—	47,703
Total current liabilities	177,990	209,003
Long-term debt	916,694	1,578,696
Deferred income taxes	210,303	140,964
Other long-term liabilities	11,678	11,335
Noncurrent liabilities of discontinued operations held for sale	—	14,966
Total liabilities	1,316,665	1,954,964
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 32,501,709 and 31,977,953 shares issued, respectively; 32,382,687 and 31,871,427 shares outstanding, respectively	33	32
Additional paid-in capital	687,644	669,756
Treasury stock, at cost, 119,022 and 106,526 shares, respectively	(5,668)	(4,654)
Retained earnings	318,287	176,068
Accumulated other comprehensive income	39,035	52,179
Total stockholders’ equity	1,039,331	893,381
Total liabilities and stockholders’ equity	$2,355,996	$2,848,345
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands except per share data)	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Sales	$305,088	$286,168	$911,978	$833,820
Cost of sales	213,165	196,982	637,758	573,431
Gross profit	91,923	89,186	274,220	260,389
Operating expenses:
Selling, general and administrative expenses	34,091	35,064	107,300	105,004
Research, development and engineering costs	12,234	12,227	38,445	35,104
Other operating expenses	4,139	6,069	12,615	24,490
Total operating expenses	50,464	53,360	158,360	164,598
Operating income	41,459	35,826	115,860	95,791
Interest expense	54,526	15,808	85,355	49,233
(Gain) loss on cost and equity method investments, net	(291)	(1,906)	(5,545)	2,919
Other loss, net	1,684	2,490	257	10,654
Income (loss) from continuing operations before taxes	(14,460)	19,434	35,793	32,985
Provision (benefit) for income taxes	(6,157)	(448)	7,956	596
Income (loss) from continuing operations	$(8,303)	$19,882	$27,837	$32,389

Discontinued operations:
Income (loss) from discontinued operations before taxes	195,874	(7,444)	188,251	(21,074)
Provision (benefit) for income taxes	73,492	(1,252)	73,869	(1,026)
Income (loss) from discontinued operations	$122,382	$(6,192)	$114,382	$(20,048)

Net income	$114,079	$13,690	$142,219	$12,341

Basic earnings (loss) per share:
Income (loss) from continuing operations	$(0.26)	$0.63	$0.87	$1.03
Income (loss) from discontinued operations	3.80	(0.20)	3.57	(0.64)
Basic earnings per share	3.54	0.43	4.44	0.39

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.26)	$0.62	$0.86	$1.01
Income (loss) from discontinued operations	3.80	(0.19)	3.52	(0.63)
Diluted earnings per share	3.54	0.43	4.38	0.39

Weighted average shares outstanding:
Basic	32,211	31,594	32,050	31,304
Diluted	32,211	32,173	32,451	31,947
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands)	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Comprehensive Income
Net income	$114,079	$13,690	$142,219	$12,341
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(2,809)	16,728	(15,253)	57,863
Net change in cash flow hedges, net of tax	634	(339)	1,957	1,729
Other comprehensive income (loss)	(2,175)	16,389	(13,296)	59,592
Comprehensive income	$111,904	$30,079	$128,923	$71,933
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
(in thousands)	September 28, 2018	September 29, 2017
Cash flows from operating activities:
Net income	$142,219	$12,341
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68,447	74,584
Debt related amortization and extinguishment fees included in interest expense	47,173	8,850
Stock-based compensation	7,684	9,895
Non-cash (gain) loss on cost and equity method investments	(1,043)	3,833
Other non-cash (gains) losses	(771)	6,833
Deferred income taxes	66,953	(6,821)
Gain on sale of discontinued operations	(194,734)	—
Changes in operating assets and liabilities:
Accounts receivable	(4,805)	(13,958)
Inventories	(19,688)	(20,259)
Prepaid expenses and other current assets	5,155	8,460
Accounts payable	10,488	12,905
Accrued expenses	(14,904)	4,191
Income taxes	8,562	14,716
Net cash provided by operating activities	120,736	115,570
Cash flows from investing activities:
Acquisition of property, plant and equipment	(33,340)	(34,059)
Proceeds from sale of property, plant and equipment	1,366	464
Purchase of cost and equity method investments	(1,230)	(1,316)
Proceeds from sale of discontinued operations	582,359	—
Other investing activities	—	209
Net cash provided by (used in) investing activities	549,155	(34,702)
Cash flows from financing activities:
Principal payments of long-term debt	(670,094)	(156,526)
Proceeds from issuance of long-term debt	—	50,000
Proceeds from the exercise of stock options	11,757	17,074
Payment of debt issuance and redemption costs	(31,991)	(1,789)
Tax withholdings related to net share settlements of restricted stock unit awards	(2,568)	(76)
Net cash used in financing activities	(692,896)	(91,317)
Effect of foreign currency exchange rates on cash and cash equivalents	1,790	1,970
Net decrease in cash and cash equivalents	(21,215)	(8,479)
Cash and cash equivalents, beginning of period	44,096	52,116
Cash and cash equivalents, end of period	$22,881	$43,637
Supplemental disclosure of cash flow information(1):
Noncash investing and financing activities:
Property, plant and equipment purchases included in accounts payable	$2,585	$6,406
(1) Refer to Note 2 “Discontinued Operations and Divestiture” for additional supplemental cash flow information pertaining to discontinued operations.
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGER HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
(in thousands)	Shares	Amount		Shares	Amount
December 29, 2017	31,978	$32	$669,756	(107)	$(4,654)	$176,068	$52,179	$893,381
Comprehensive income:
Net income	—	—	—	—	—	142,219	—	142,219
Other comprehensive loss, net	—	—	—	—	—	—	(13,296)	(13,296)
Accumulated other comprehensive income reclassified to earnings, net	—	—	—	—	—	—	152	152
Share-based compensation plans:
Stock-based compensation	—	—	7,684	—	—	—	—	7,684
Net shares issued	524	1	10,204	(12)	(1,014)	—	—	9,191
September 28, 2018	32,502	$33	$687,644	(119)	$(5,668)	$318,287	$39,035	$1,039,331
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
On May 3, 2018, the Company entered into a definitive agreement to sell the Advanced Surgical and Orthopedic product lines (the “AS&O Product Line”) within its Medical segment to Viant (formerly MedPlast, LLC), and on July 2, 2018 completed the sale.  The results of operations of the AS&O Product Line are reported as discontinued operations in the Condensed Consolidated Statements of Operations for all periods presented and the related assets and liabilities associated with the discontinued operations are classified as held for sale in the Condensed Consolidated Balance Sheet as of December 29, 2017. The Condensed Consolidated Statements of Cash Flows includes cash flows related to the discontinued operations due to Integer’s (parent) centralized treasury and cash management processes, and, accordingly, cash flow amounts for discontinued operations are disclosed in Note 2 “Discontinued Operations and Divestiture.” The Condensed Consolidated Balance Sheet as of December 29, 2017 was derived from the Company’s audited financial statements and has been retrospectively adjusted to reflect discontinued operations. All results and information in the condensed consolidated financial statements are presented as continuing operations and exclude the AS&O Product Line unless otherwise noted specifically as discontinued operations. Refer to Note 2 “Discontinued Operations and Divestiture” for additional information.
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
The Company utilizes a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31. The third quarter of 2018 and 2017 each contained 13 weeks and ended on September 28 and September 29, respectively. The Company’s 2018 and 2017 fiscal years will end or ended on December 28, 2018 and December 29, 2017, respectively.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(2.)     DISCONTINUED OPERATIONS AND DIVESTITURE
On May 3, 2018, the Company entered into a definitive agreement to sell its AS&O Product Line to Viant, and on July 2, 2018, completed the sale, collecting cash proceeds of approximately $582 million, which is net of transaction costs and adjustments set forth in the definitive agreement. In connection with the sale, the parties executed a transition services agreement whereby the Company will provide certain corporate services (including accounting, payroll, and information technology services) to Viant for a period of up to one year from the date of the closing to facilitate an orderly transfer of business operations. Viant will pay Integer for these services, with such payments varying in amount and length of time as specified in the transition services agreement. The Company recognized $1.9 million of income under the transition services agreement for the performance of services during the third quarter of fiscal 2018, of which $0.1 million is within Cost of sales and $1.8 million is within Selling, general and administrative expenses. In addition, the parties executed long-term supply agreements under which the Company and Viant have agreed to supply the other with certain products at prices specified in the agreements for a term of three years.
In connection with the closing of the transaction, the Company recognized a pre-tax gain on sale of discontinued operations of $194.7 million. The Company is in the process of finalizing the net working capital adjustment with Viant as provided for in the definitive agreement. The final net working capital adjustment, as determined through the established process outlined in the definitive agreement, may be different from the Company’s estimates. The impact of any changes in the net working capital adjustment will be recorded as an adjustment to the gain on sale from discontinued operations in the period such change occurs. Additionally, the income taxes associated with the gain will be impacted by the final allocation of the sales price, which must be agreed to with Viant as required in the definitive agreement and may be materially different from the Company’s estimates. The impact of any changes in estimated income taxes will be recorded as an adjustment to discontinued operations in the period such change in estimate occurs.
The operating results of the AS&O Product Line have been classified as discontinued operations in the Condensed Consolidated Statements of Operations for all periods presented and the assets and liabilities of the AS&O Product Line have been classified as assets and liabilities of discontinued operations in the Condensed Consolidated Balance Sheet at December 29, 2017. The discontinued operations of the AS&O Product Line are reported in the Medical segment.
The assets and liabilities of a discontinued operation held for sale, other than goodwill, are measured at the lower of carrying amount or fair value less cost to sell. Accordingly, the assets and liabilities of the AS&O Product Line, other than goodwill, are measured at carrying amount. ASC 350, Intangibles — Goodwill and Other, states that when a portion of a goodwill reporting unit that constitutes a business is to be disposed of, goodwill associated with that business shall be included in the carrying amount of the business based on the relative fair values of the business to be disposed of and the portion of the reporting unit that will be retained.  As the AS&O Product Line was a portion of the Medical goodwill reporting unit, and management determined it met the definition of a business, goodwill was allocated to the AS&O Product Line on a relative fair value basis, as prescribed by ASC 350. The fair value of the AS&O Product Line assets was based primarily on the initial purchase price of $600 million.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(2.)     DISCONTINUED OPERATIONS AND DIVESTITURE (Continued)
The carrying amounts of the AS&O Product Line assets and liabilities that were classified as assets and liabilities of discontinued operations held for sale were as follows (in thousands):

December 29, 2017
Cash and cash equivalents	$6,755
Accounts receivable, net of allowance for doubtful accounts of $0.3 million	47,611
Inventories	50,796
Prepaid expenses and other current assets	1,584
Current assets of discontinued operations held for sale	106,746
Property, plant and equipment, net	135,195
Goodwill	150,368
Other intangible assets, net	57,520
Other noncurrent assets	1,551
Noncurrent assets of discontinued operations held for sale	344,634
Total assets	451,380
Accounts payable and other current liabilities held for sale	47,703
Deferred taxes and other long-term liabilities held for sale	14,966
Total liabilities	62,669
Net assets	$388,711
Income (loss) from discontinued operations, net of taxes, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Sales	$—	$77,140	$178,020	$237,620
Cost of sales	—	68,091	148,357	209,276
Gross profit	—	9,049	29,663	28,344
Selling, general and administrative expenses	—	4,669	8,905	13,952
Research, development and engineering costs	—	1,380	2,352	4,803
Other operating expenses (income)(1)	(2,185)	195	1,805	465
Interest expense	976	10,677	22,833	31,792
Gain on sale of discontinued operations	(194,734)	—	(194,734)	—
Other (income) loss, net	69	(428)	251	(1,594)
Income (loss) from discontinued operations before taxes	195,874	(7,444)	188,251	(21,074)
Provision (benefit) for income taxes	73,492	(1,252)	73,869	(1,026)
Income (loss) from discontinued operations	$122,382	$(6,192)	$114,382	$(20,048)
__________

(1)
The Company recorded $2.2 million of transaction costs in Other operating expenses (income) from discontinued operations during the three months ended June 29, 2018, which were reclassified to the Gain on sale of discontinued operations during the three months ended September 28, 2018.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(2.)     DISCONTINUED OPERATIONS AND DIVESTITURE (Continued)
The Company allocates interest to discontinued operations if the interest is directly attributable to the discontinued operations or is interest on debt that is required to be repaid as a result of the disposal transaction. Interest expense included in discontinued operations reflects an estimate of interest expense related to the debt that was required to be repaid with the proceeds from the sale of the AS&O Product Line.
Cash flow information from discontinued operations was as follows (in thousands):

	Nine Months Ended
	September 28, 2018	September 29, 2017
Cash used in operating activities	$(12,388)	$(2,580)
Cash provided by (used in) investing activities	578,763	(11,659)

Depreciation and amortization	$7,450	$15,947
Capital expenditures	3,610	11,732
(3.)     INVENTORIES
Inventories are comprised of the following (in thousands):

	September 28, 2018	December 29, 2017
Raw materials	$81,443	$85,050
Work-in-process	78,966	63,620
Finished goods	33,222	28,068
Total	$193,631	$176,738
Refer to Note 2 “Discontinued Operations and Divestiture” for inventories included in discontinued operations, which are not included above.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(4.)     GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
The changes in the carrying amount of goodwill by reportable segment for the nine months ended September 28, 2018 were as follows (in thousands):

	Medical	Non- Medical	Total
December 29, 2017	$822,870	$17,000	$839,870
Foreign currency translation	(5,350)	—	(5,350)
September 28, 2018	$817,520	$17,000	$834,520
Intangible Assets
Intangible assets at September 28, 2018 and December 29, 2017 were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
September 28, 2018
Definite-lived:
Purchased technology and patents	$242,292	$(121,743)	$120,549
Customer lists	712,795	(98,299)	614,496
Other	3,503	(3,477)	26
Total	$958,590	$(223,519)	$735,071
Indefinite-lived:
Trademarks and tradenames			$90,288

December 29, 2017
Definite-lived:
Purchased technology and patents	$243,679	$(111,185)	$132,494
Customer lists	718,649	(78,621)	640,028
Other	4,660	(4,597)	63
Total	$966,988	$(194,403)	$772,585
Indefinite-lived:
Trademarks and tradenames			$90,288
Aggregate intangible asset amortization expense is comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Cost of sales	$3,367	$3,786	$10,756	$11,282
Selling, general and administrative expenses	6,490	6,222	20,196	18,684
Research, development and engineering costs	39	137	116	409
Total intangible asset amortization expense	$9,896	$10,145	$31,068	$30,375
Estimated future intangible asset amortization expense based on the carrying value as of September 28, 2018 is as follows (in thousands):

	2018	2019	2020	2021	2022	After 2022
Amortization Expense	$9,918	$40,491	$40,804	$39,948	$38,807	$565,103

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(5.)     DEBT
Long-term debt is comprised of the following (in thousands):

	September 28, 2018	December 29, 2017
Senior secured term loan A	$314,063	$335,157
Senior secured term loan B	658,286	873,286
9.125% senior notes due 2023	—	360,000
Revolving line of credit	—	74,000
Unamortized discount on term loan B and debt issuance costs	(18,155)	(33,278)
Total debt	954,194	1,609,165
Current portion of long-term debt	(37,500)	(30,469)
Total long-term debt	$916,694	$1,578,696
Senior Secured Credit Facilities
The Company has senior secured credit facilities (the “Senior Secured Credit Facilities”) consisting of (i) a $200 million revolving credit facility (the “Revolving Credit Facility”), (ii) a $314 million term loan A facility (the “TLA Facility”), and (iii) a $658 million term loan B facility (the “TLB Facility”). The TLA Facility and TLB Facility are collectively referred to as the “Term Loan Facilities.” The TLB Facility was issued at a 1% discount.
On June 8, 2018, the Company amended the Senior Secured Credit Facilities to permit the sale of the AS&O Product Line. As required by the amended terms of the Company’s Senior Secured Credit Facilities, the Company paid down indebtedness as a result of the disposition of the AS&O Product Line. On July 10, 2018, the Company completed the redemption in full of its 9.125% senior notes due on November 1, 2023 (the “Senior Notes”) at a redemption price of 100% of the principal amount of the Senior Notes plus the applicable “make-whole” premium of $31.3 million and accrued and unpaid interest through the redemption date. Upon completion of the redemption of the Senior Notes, the indenture governing the Senior Notes was satisfied and discharged. The Company utilized the remaining net proceeds to pay down an additional $188 million in debt outstanding under the Senior Secured Credit Facilities, consisting of $114 million on the TLB Facility and $74 million on the Revolving Credit Facility.
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
As of September 28, 2018, the Company had no outstanding borrowings on the Revolving Credit Facility and an available borrowing capacity of $191.3 million after giving effect to $8.7 million of outstanding standby letters of credit.
Subject to certain conditions, commitments under the Revolving Credit Facility may be increased through an incremental revolving facility so long as, on a pro forma basis, the Company’s first lien net leverage ratio does not exceed 4.25:1.00. Due to being variable rate and short-term in nature, the carrying amount of the Revolving Credit Facility approximates fair value.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(5.)     DEBT (Continued)
Term Loan Facilities
The TLA Facility and TLB Facility mature on October 27, 2021 and October 27, 2022, respectively. As a result of the upgrade to the Company’s corporate family credit rating from Moody’s Investors Services, Inc. from B3 to B2 during the third quarter of 2018, the interest rate margin for the TLB Facility was stepped down by 25 basis points. Interest rates on the TLB Facility are, at the Company’s option, either at: (i) the prime rate plus 2.00% or (ii) the applicable LIBOR rate plus 3.00%, with LIBOR subject to a 1.00% floor. As of September 28, 2018, the interest rates on the TLA Facility and TLB Facility were 4.74% and 5.14%, respectively.
Subject to certain conditions, one or more incremental term loan facilities may be added to the Term Loan Facilities so long as, on a pro forma basis, the Company’s first lien net leverage ratio does not exceed 4.25:1.00.
As of September 28, 2018, the estimated fair value of the TLB Facility was approximately $664 million, based on quoted market prices for the debt, recent sales prices for the debt and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and is classified as Level 2 measurements within the fair value hierarchy. The par amount of the TLA Facility approximated its fair value as of September 28, 2018 based upon the debt being variable rate in nature.
Covenants
The Revolving Credit Facility and TLA Facility contain covenants requiring (A) a maximum Total Net Leverage Ratio of 5.75:1.00, subject to periodic step downs in beginning in the fourth quarter of 2018 and (B) a minimum interest coverage ratio of adjusted EBITDA (as defined in the Senior Secured Credit Facilities) to interest expense of not less than 2.75:1.00 subject to a step up beginning in the first quarter of 2019. As of September 28, 2018, the Company was in compliance with these financial covenants. The TLB Facility does not contain any financial maintenance covenants.
The Senior Secured Credit Facilities also contain negative covenants that restrict the Company’s ability to (i) incur additional indebtedness; (ii) create certain liens; (iii) consolidate or merge; (iv) sell assets, including capital stock of the Company’s subsidiaries; (v) engage in transactions with the Company’s affiliates; (vi) create restrictions on the payment of dividends or other amounts from the Company’s restricted subsidiaries; (vii) pay dividends on capital stock or redeem, repurchase or retire capital stock; (viii) pay, prepay, repurchase or retire certain subordinated indebtedness; (ix) make investments, loans, advances and acquisitions; (x) make certain amendments or modifications to the organizational documents of the Company or its subsidiaries or the documentation governing other senior indebtedness of the Company; and (xi) change the Company’s type of business. These negative covenants are subject to a number of limitations and exceptions that are described in the Senior Secured Credit Facilities agreement. As of September 28, 2018, the Company was in compliance with all negative covenants under the Senior Secured Credit Facilities.
The Senior Secured Credit Facilities provide for customary events of default. Upon the occurrence and during the continuance of an event of default, the outstanding advances and all other obligations under the Senior Secured Credit Facilities become immediately due and payable.
9.125% Senior Notes due 2023
On October 27, 2015, the Company completed a private offering of $360 million aggregate principal amount of 9.125% senior notes due on November 1, 2023 . On July 10, 2018, the Company completed the redemption in full of the Senior Notes at a redemption price of 100% of the principal amount of the Senior Notes plus the applicable “make-whole” premium of $31.3 million and accrued and unpaid interest through the redemption date. The “make-whole” premium is included in Interest Expense in the accompanying Condensed Consolidated Statements of Operations. Upon completion of the redemption of the Senior Notes, the indenture governing the Senior Notes was satisfied and discharged.
Contractual maturities under the Senior Secured Credit Facilities for the remainder of 2018 and the next four years and thereafter, excluding any discounts or premiums, as of September 28, 2018 are as follows (in thousands):

	2018	2019	2020	2021	2022
Future minimum principal payments	$9,375	$37,500	$37,500	$229,688	$658,286

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(5.)     DEBT (Continued)
Debt Issuance Costs and Discounts
The change in deferred debt issuance costs related to the Revolving Credit Facility is as follows (in thousands):

December 29, 2017	$2,808
Amortization during the period	(743)
September 28, 2018	$2,065
The change in unamortized discount and debt issuance costs related to the Term Loan Facilities and Senior Notes is as follows (in thousands):

	Debt Issuance Costs	Unamortized Discount on TLB Facility	Total
December 29, 2017	$26,889	$6,389	$33,278
Write-off of debt issuance costs and unamortized discount(1)	(9,373)	(1,448)	(10,821)
Amortization during the period	(3,497)	(805)	(4,302)
September 28, 2018	$14,019	$4,136	$18,155
__________

(1)
The Company redeemed its Senior Notes and prepaid portions of its TLB Facility during 2018 and 2017. The Company recognized losses from extinguishment of debt during the three and nine months ended September 28, 2018 of $9.3 million and $10.8 million, respectively. The Company recognized losses from extinguishment of debt during the three and nine months ended September 29, 2017 of $0.8 million and $3.3 million, respectively. The loss from extinguishment of debt represents the unamortized debt issuance costs related to the Senior Notes and the portion of the unamortized discount and debt issuance costs related to the portion of the TLB Facility that was prepaid and is included in Interest Expense in the accompanying Condensed Consolidated Statements of Operations.

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
Information regarding the Company’s outstanding interest rate swap designated as a cash flow hedge as of September 28, 2018 is as follows (dollars in thousands):

Notional Amount	Start Date	End Date	Pay Fixed Rate	Receive Current Floating Rate	Fair Value	Balance Sheet Location
$200,000	Jun-17	Jun-20	1.1325%	2.2300%	$5,690	Other Long-Term Assets
The estimated fair value of the interest rate swap agreement represents the amount the Company would receive (pay) to terminate the contract. No portion of the change in fair value of the Company’s interest rate swap during the quarters ended September 28, 2018 and September 29, 2017 was considered ineffective. The amounts recorded to Interest Expense during the nine months ended September 28, 2018 and September 29, 2017 related to the Company’s interest rate swap were reductions of $1.1 million and $0.4 million, respectively. The estimated Accumulated Other Comprehensive Income related to the Company’s interest rate swaps that is expected to be reclassified into earnings within the next twelve months is a $2.9 million gain.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(6.)     BENEFIT PLANS
The Company is required to provide its employees located in Switzerland and Mexico certain statutorily mandated defined benefits. The following tables set forth the components of the Company’s net periodic expense from continuing operations relating to retirement benefit plans (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Service cost	$54	$52	$162	$150
Interest cost	12	11	36	31
Amortization of net loss	8	11	25	34
Expected return on plan assets	(4)	(4)	(13)	(14)
Net defined benefit cost	$70	$70	$210	$201
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
The components and classification of stock-based compensation expense were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Stock options	$215	$325	$726	$1,303
RSAs and RSUs (time-based)	1,161	1,265	4,330	4,142
Performance-based RSUs (“PSUs”)	711	182	2,214	3,695
Stock-based compensation expense - continuing operations	2,087	1,772	7,270	9,140
Discontinued operations	(510)	173	414	755
Total stock-based compensation expense	$1,577	$1,945	$7,684	$9,895

Cost of sales	$222	$80	$598	$417
Selling, general and administrative expenses	1,821	1,839	6,568	6,332
Research, development and engineering costs	44	122	99	367
Other operating expenses	—	(269)	5	2,024
Discontinued operations	(510)	173	414	755
Total stock-based compensation expense	$1,577	$1,945	$7,684	$9,895
During the first quarter of 2017, the Company recorded $2.2 million of accelerated stock-based compensation expense in connection with the transition of its former Chief Executive Officer per the terms of his contract, which was classified as Other Operating Expenses.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(7.)     STOCK-BASED COMPENSATION (Continued)
The weighted average fair value and assumptions used to value options granted are as follows:

	Nine Months Ended
	September 28, 2018	September 29, 2017
Weighted average fair value	$14.89	$10.58
Risk-free interest rate	2.21%	1.69%
Expected volatility	39%	37%
Expected life (in years)	4.0	4.1
Expected dividend yield	—%	—%
The following table summarizes the Company’s stock option activity:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In Millions)
Outstanding at December 29, 2017	931,353	$30.89
Granted	28,447	45.13
Exercised	(381,793)	30.80
Forfeited or expired	(23,700)	41.28
Outstanding at September 28, 2018	554,307	$31.24	6.2	$28.7
Exercisable at September 28, 2018	433,487	$30.16	5.6	$22.9
During the nine months ended September 28, 2018, the Company awarded grants of 0.3 million RSUs to certain members of management, of which 0.2 million are PSUs and the remainder are time-based RSUs that vest ratably over a period of three to four years. Of the PSUs, 0.1 million of the shares subject to each grant will be earned based upon achievement of specific Company performance metrics over a three-year performance period ending January 1, 2021, and 0.1 million of the shares subject to each grant will be earned based on the Company’s achievement of a relative total shareholder return (“TSR”) performance requirement, on a percentile basis, compared to a defined group of peer companies over a three-year performance period ending January 1, 2021. The number of PSUs earned based on the achievement of the Company performance metrics and TSR performance requirements, if any, will vest based on the recipient’s continuous service to the Company over a period of generally one to three years from the grant date. The time-based RSUs generally vest ratably over a three-year period.
The grant-date fair value of the TSR portion of the PSUs granted during the nine months ended September 28, 2018 was determined using the Monte Carlo simulation model on the date of grant, assuming the following (i) expected term of 2.92 years, (ii) risk free interest rate of 2.28%, (iii) expected dividend yield of 0.0% and (iv) expected stock price volatility over the expected term of the TSR award of 40%. The grant-date fair value of all other restricted stock awards is equal to the closing market price of Integer common stock on the date of grant.
The following table summarizes RSA and RSU activity:

	Time-Vested Activity	Weighted Average Fair Value
Nonvested at December 29, 2017	163,431	$35.96
Granted	157,608	50.76
Vested	(28,197)	46.62
Forfeited	(50,393)	41.97
Nonvested at September 28, 2018	242,449	$43.09

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(7.)     STOCK-BASED COMPENSATION (Continued)
The following table summarizes PSU activity:

	Performance- Vested Activity	Weighted Average Fair Value
Nonvested at December 29, 2017	469,889	$32.37
Granted	159,669	45.37
Vested	(146,704)	35.16
Forfeited	(180,003)	35.18
Nonvested at September 28, 2018	302,851	$36.20
(8.)     OTHER OPERATING EXPENSES
Other Operating Expenses is comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Strategic reorganization and alignment	$2,643	$—	$8,424	$—
Manufacturing alignment to support growth	877	—	2,493	—
Consolidation and optimization initiatives	137	2,979	698	8,055
Acquisition and integration expenses	—	2,267	—	10,057
Asset dispositions, severance and other	482	823	1,000	6,378
Other operating expenses - continuing operations	4,139	6,069	12,615	24,490
Discontinued operations	(2,185)	195	1,805	465
Total other operating expenses	$1,954	$6,264	$14,420	$24,955
Strategic Reorganization and Alignment
During the fourth quarter of 2017, the Company began to take steps to better align its resources in order to enhance the profitability of its portfolio of products. This includes improving its business processes and redirecting investments away from projects where the market does not justify the investment, as well as aligning resources with market conditions and the Company’s future strategic direction. The Company estimates that it will incur aggregate pre-tax charges in connection with the strategic reorganization and alignment plan, including projects reported in discontinued operations, of between approximately $28 million to $30 million, of which an estimated $16 million to $20 million are expected to result in cash outlays. During the nine months ended September 28, 2018, the Company incurred charges relating to this initiative which primarily included severance and personnel related costs for terminated employees and fees for professional services. These expenses were primarily recorded within the Medical segment. As of September 28, 2018, total expense incurred for this initiative since inception, including amounts reported in discontinued operations, was $16.0 million. These actions are expected to be substantially completed by the end of 2018.
Manufacturing Alignment to Support Growth
In 2017, the Company initiated several initiatives designed to reduce costs, improve operating efficiencies and increase manufacturing capacity to accommodate growth.  The plan involves the relocation of certain manufacturing operations and expansion of certain of the Company's facilities. The Company estimates that it will incur aggregate pre-tax restructuring related charges in connection with the realignment plan of between approximately $9 million to $11 million, the majority of which are expected to be cash expenditures, and capital expenditures of between approximately $4 million to $6 million. Costs related to the Company’s manufacturing alignment to support growth initiative, were primarily recorded within the Medical segment. As of September 28, 2018, total expense incurred for this initiative since inception, including amounts reported in discontinued operations, was $2.8 million. These actions are expected to be substantially completed by the end of 2019.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(8.)     OTHER OPERATING EXPENSES (Continued)
Consolidation and Optimization Initiatives
In 2014, the Company initiated plans to transfer certain manufacturing functions performed at its facility in Beaverton, OR to a new facility in Tijuana, Mexico. Additionally, during 2016, the Company announced it would be closing its facility in Clarence, NY after transferring the machined component product lines manufactured in that facility to other Integer locations in the U.S. Costs related to the Company’s consolidation and optimization initiatives were primarily recorded within the Medical segment. The Company does not expect to incur any material additional costs associated with these activities as these activities are substantially complete.
The following table summarizes the change in accrued liabilities related to the initiatives described above (in thousands):

	Severance and Retention	Other	Total
December 29, 2017	$1,308	$—	$1,308
Restructuring charges	5,347	6,268	11,615
Cash payments	(5,438)	(5,981)	(11,419)
September 28, 2018	$1,217	$287	$1,504
Acquisition and Integration Expenses
The Company did not incur any additional costs associated with these activities during the nine months ended September 28, 2018. During the three and nine months ended September 29, 2017, the Company incurred $2.3 million and $10.1 million in acquisition and integration costs related to the acquisition of Lake Region Medical, consisting primarily of integration costs. Integration costs primarily include professional, consulting, severance, retention, relocation, and travel costs. The $0.4 million of acquisition and integration costs accrued as of December 29, 2017 were paid during the first quarter of 2018. These projects were completed as of December 29, 2017.
Asset Dispositions, Severance and Other
During the first nine months of 2018 and 2017, the Company recorded losses in connection with various asset disposals and/or write-downs. The 2017 amount also includes approximately $5.3 million in expense related to the Company’s leadership transitions, which were recorded within the corporate unallocated segment.
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

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(9.)     INCOME TAXES (Continued)
Under GAAP, the effect of a change in tax laws or rates to be recognized in income from continuing operations for the period that includes the enactment date. As such, the Company recognized an estimate of the impact of the Tax Reform Act in the year ended December 29, 2017. The Company had an estimated $147.5 million of undistributed foreign earnings and profit subject to the deemed mandatory repatriation as of December 29, 2017 and recognized a provisional $14.7 million in 2017 for the one-time transition tax. The Company has sufficient U.S. net operating losses to offset cash tax liabilities associated with the repatriation tax. In addition, as a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under the Tax Reform Act, the Company revalued its ending net deferred tax liabilities at December 29, 2017 and recognized a $56.5 million tax benefit in the Company’s Consolidated Statement of Operations for the year ended December 29, 2017. For further discussion of the impact of the Tax Reform Act for the year ended December 29, 2017, reference is made to Note 12 of the Company’s consolidated financial statements as of and for the year ended December 29, 2017 included in the Company’s 2017 Annual Report on Form 10-K for the year ended December 29, 2017.
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
Based on additional analysis conducted, the Company updated the provisional amount of the one-time transition tax to $18.9 million, representing an increase of $4.2 million over the $14.7 million amount recorded as of December 29, 2017. The Company believes the remeasurement of its 2017 provisional amount is complete. As stated above, the Company has sufficient U.S. net operating losses to offset cash tax liabilities associated with the repatriation tax. In part, due to the utilization of additional net operating losses to offset the additional transition tax, the Company adjusted its revaluation of the adjusted ending net deferred tax liabilities as of December 29, 2017, resulting in a recognized tax benefit of $60.7 million, representing an increase of $4.2 million to the originally recorded $56.5 million tax benefit recorded in the Company’s Consolidated Statement of Operations for the year ended December 29, 2017. The impact of these adjustments has been reflected in the Company’s financial results for the three month period ended September 28, 2018 and its timely filed 2017 U.S. corporate income tax return.
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
The Company’s worldwide effective tax rate for the third quarter of 2018 was 42.6% on $14.5 million of losses from continuing operations before taxes compared to (2.3)% on $19.4 million of income from continuing operations before taxes for the same period in 2017. The difference between the Company’s effective tax rate and the U.S. federal statutory income tax rate for the third quarter of 2018 is primarily attributable to discrete tax benefits of $3.0 million, which are predominately related to return to provision adjustments and deductible stock based compensation expense. The Company recognized a tax provision of $8.0 million on income from continuing operations before taxes of $35.8 million for the first nine months of 2018 compared to $0.6 million on $33.0 million of income from continuing operations before taxes for the same period of 2017. The 2018 estimated annual effective tax rate includes the estimated impact of all Tax Reform Act provisions.
The Company’s effective tax rate for 2018 differs from the U.S. federal statutory tax rate of 21% due principally to the estimated impact of the GILTI tax. The Company’s earnings outside the United States are generally taxed at blended rates that are marginally lower than the U.S. federal rate. The GILTI provisions require the Company to include foreign subsidiary earnings in excess of a deemed return on the foreign subsidiary’s tangible assets in its U.S. income tax return. There is a statutory deduction of 50% of the GILTI inclusion, however the deduction is subject to limitations based on U.S. taxable income. The Company currently has net operating losses to offset forecasted U.S. taxable income and as such, is temporarily subject to the deduction limitation which correspondingly imposes an incremental impact on U.S. income tax. The foreign jurisdictions in which the Company operates and where its foreign earnings are primarily derived, include Switzerland, Mexico, Uruguay, Malaysia and Ireland.
The Company’s effective tax rate for 2017 differs from the U.S. federal statutory tax rate of 35% due principally to the Company’s earnings outside the U.S. which are generally taxed at rates lower than the U.S. federal rate. In addition, the Company had positive income before taxes in its foreign jurisdictions but losses before taxes in U.S. jurisdictions.
As of September 28, 2018, the balance of unrecognized tax benefits from continuing operations is approximately $5.2 million. It is reasonably possible that a reduction of up to $1.1 million of the balance of unrecognized tax benefits may occur within the next twelve months as a result of potential audit settlements. Approximately $5.2 million of the balance of unrecognized tax benefits would favorably impact the effective tax rate, net of federal benefit on state issues, if recognized.
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

December 29, 2017	$2,820
Additions to warranty reserve	570
Warranty claims settled	(317)
September 28, 2018	$3,073
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
The impact to the Company’s results of operations from its forward contract hedges is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Increase (decrease) in sales	$(252)	$594	$(254)	$733
Increase (decrease) in cost of sales	(393)	(512)	(988)	371
Ineffective portion of change in fair value	—	—	—	—
Information regarding outstanding foreign currency contracts designated as cash flow hedges as of September 28, 2018 is as follows (dollars in thousands):

Aggregate Notional Amount	Start Date	End Date	$/Foreign Currency		Fair Value	Balance Sheet Location
$1,050	Jul 2018	Dec 2018	0.0500	Peso	$62	Prepaid expenses and other current assets
7,599	Jan 2018	Dec 2018	0.0507	Peso	340	Prepaid expenses and other current assets
6,100	Jan 2018	Dec 2018	1.1961	Euro	(214)	Accrued expenses
5,850	Aug 2018	Dec 2018	1.1699	Euro	(16)	Accrued expenses
12,621	Jan 2019	Jun 2019	1.1686	Euro	129	Prepaid expenses and other current assets
10,991	Jan 2019	Jun 2019	0.0523	Peso	(95)	Accrued expenses

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(11.)     EARNINGS (LOSS) PER SHARE (“EPS”)
The following table sets forth a reconciliation of the information used in computing basic and diluted EPS (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Numerator for basic and diluted EPS:
Income (loss) from continuing operations	$(8,303)	$19,882	$27,837	$32,389
Income (loss) from discontinued operations	122,382	$(6,192)	114,382	(20,048)
Net income	$114,079	$13,690	$142,219	$12,341

Denominator for basic and diluted EPS:
Weighted average shares outstanding - Basic	32,211	31,594	32,050	31,304
Dilutive effect of assumed exercise of stock options, restricted stock and RSUs	—	579	401	643
Weighted average shares outstanding - Diluted	32,211	32,173	32,451	31,947

Basic earnings (loss) per share:
Income (loss) from continuing operations	$(0.26)	$0.63	$0.87	$1.03
Income (loss) from discontinued operations	3.80	(0.20)	3.57	(0.64)
Basic earnings per share	3.54	0.43	4.44	0.39

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.26)	$0.62	$0.86	$1.01
Income (loss) from discontinued operations	3.80	(0.19)	3.52	(0.63)
Diluted earnings per share	3.54	0.43	4.38	0.39
The diluted weighted average share calculations do not include the following securities, which are not dilutive to the EPS calculations or the performance criteria have not been met (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Time-vested stock options, restricted stock and RSUs	797	295	436	850
Performance-vested restricted stock and PSUs	303	188	220	320

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(12.)     ACCUMULATED OTHER COMPREHENSIVE INCOME
Accumulated Other Comprehensive Income is comprised of the following (in thousands):

	Defined Benefit Plan Liability	Cash Flow Hedges	Foreign Currency Translation Adjustment	Total Pre-Tax Amount	Tax	Net-of-Tax Amount
June 29, 2018	$(1,422)	$5,094	$37,756	$41,428	$(370)	$41,058
Unrealized gain on cash flow hedges	—	1,424	—	1,424	(299)	1,125
Realized gain on foreign currency hedges	—	(141)	—	(141)	30	(111)
Realized gain on interest rate swap hedges	—	(482)	—	(482)	102	(380)
Foreign currency translation loss	—	—	(2,809)	(2,809)	—	(2,809)
Reclassifications to earnings(1)	948	—	(514)	434	(282)	152
September 28, 2018	$(474)	$5,895	$34,433	$39,854	$(819)	$39,035

December 29, 2017	$(1,422)	$3,418	$50,200	$52,196	$(17)	$52,179
Unrealized gain on cash flow hedges	—	4,325	—	4,325	(908)	3,417
Realized gain on foreign currency hedges	—	(734)	—	(734)	154	(580)
Realized gain on interest rate swap hedges	—	(1,114)	—	(1,114)	234	(880)
Foreign currency translation loss	—	—	(15,253)	(15,253)	—	(15,253)
Reclassifications to earnings(1)	948	—	(514)	434	(282)	152
September 28, 2018	$(474)	$5,895	$34,433	$39,854	$(819)	$39,035

June 30, 2017	$(1,475)	$4,601	$25,475	$28,601	$(1,398)	$27,203
Unrealized gain on cash flow hedges	—	633	—	633	(222)	411
Realized gain on foreign currency hedges	—	(1,106)	—	(1,106)	387	(719)
Realized gain on interest rate swap hedges	—	(49)	—	(49)	18	(31)
Foreign currency translation gain	—	—	16,728	16,728	—	16,728
September 29, 2017	$(1,475)	$4,079	$42,203	$44,807	$(1,215)	$43,592

December 30, 2016	$(1,475)	$1,420	$(15,660)	$(15,715)	$(285)	$(16,000)
Unrealized gain on cash flow hedges	—	3,414	—	3,414	(1,195)	2,219
Realized gain on foreign currency hedges	—	(362)	—	(362)	127	(235)
Realized gain on interest rate swap hedges	—	(393)	—	(393)	138	(255)
Foreign currency translation gain	—	—	57,863	57,863	—	57,863
September 29, 2017	$(1,475)	$4,079	$42,203	$44,807	$(1,215)	$43,592
__________

(1)
Accumulated foreign currency translation losses of $0.5 million and defined benefit plan liabilities of $0.7 million (net of income taxes of $0.3 million) were reclassified to earnings in during the three months ended September 28, 2018 as a result of the divestiture of the AS&O Product Line and are included in “Gain on sale of discontinued operations, net of tax” in the Condensed Consolidated Statements of Operations.

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
Interest Rate Swaps
The fair value of the Company’s interest rate swap contract outstanding were determined through the use of a cash flow model that utilizes observable market data inputs. These observable market data inputs include LIBOR, swap rates, and credit spread curves. In addition, the Company received a fair value estimate from the interest rate swap counterparty to verify the reasonableness of the Company’s estimate. Refer to Note 5 “Debt” for further discussion regarding the fair value of the Company’s interest rate swap.
The following table provides information regarding assets and liabilities recorded at fair value on a recurring basis (in thousands):

	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 28, 2018
Assets: Interest rate swap (Note 5)	$5,690	$—	$5,690	$—
Assets: Foreign currency contracts (Note 10)	531	—	531	—
Liabilities: Foreign currency contracts (Note 10)	325	—	325	—

December 29, 2017
Assets: Interest rate swaps	$4,279	$—	$4,279	$—
Liabilities: Foreign currency contracts	861	—	861	—
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
Cost and Equity Method Investments
The Company holds investments in equity and other securities that are accounted for as either cost method or equity method investments, which are classified as Other Assets on the Condensed Consolidated Balance Sheets. The total carrying value of these investments is reviewed quarterly for changes in circumstance or the occurrence of events that suggest the Company’s investment may not be recoverable. The fair value of cost method investments are not adjusted if there are no identified events or changes in circumstances that may have a material effect on the fair value of the investments. The aggregate recorded amount of cost and equity method investments at September 28, 2018 and December 29, 2017 was $23.1 million and $20.8 million, respectively.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(13.)     FAIR VALUE MEASUREMENTS (Continued)
As of September 28, 2018 and December 29, 2017, the recorded amount of the Company’s equity method investment was $15.4 million and $13.8 million, respectively. The Company’s equity method investment is in a Chinese venture capital fund focused on investing in life sciences companies. This fund accounts for its investments at fair value with the unrealized change in fair value of these investments recorded as income or loss to the fund in the period of change. As of September 28, 2018, the Company owned 6.7% of this fund. During the nine months ended September 28, 2018 and September 29, 2017, the Company recognized net gains of $5.5 million and $2.3 million, respectively, on its equity method investment.
The Company’s recorded amount of cost method investments was $7.7 million and $7.0 million at September 28, 2018 and December 29, 2017, respectively. The Company did not recognize any impairment charges related to cost method investments during the nine months ended September 28, 2018. The Company recognized impairment charges of $5.3 million related to its cost method investments during the nine months September 29, 2017. The fair value of these investments is primarily determined by reference to recent sales data of similar shares to independent parties in an inactive market and categorized in Level 2 of the fair value hierarchy.
(14.)     SEGMENT INFORMATION
The Company organizes its business into two reportable segments: (1) Medical and (2) Non-Medical. This segment structure reflects the financial information and reports used by the Company’s management, specifically its Chief Operating Decision Maker (“CODM”), to make decisions regarding the Company’s business, including resource allocations and performance assessments. This segment structure reflects the Company’s current operating focus in compliance with ASC 280, Segment Reporting. There were no sales between segments during the nine months ended September 28, 2018 and September 29, 2017.
The following table presents sales from continuing operations by product line (in thousands).

	Three Months Ended		Nine Months Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Segment sales from continuing operations by product line:
Medical
Cardio & Vascular	$150,230	$137,712	$435,859	$391,914
Cardiac & Neuromodulation	109,620	101,612	334,471	311,540
Advanced Surgical, Orthopedics & Portable Medical	32,789	31,715	101,481	88,148
Total Medical	292,639	271,039	871,811	791,602
Non-Medical	12,449	15,129	40,167	42,218
Total sales from continuing operations	$305,088	$286,168	$911,978	$833,820
The following table presents income from continuing operations for the Company’s reportable segments (in thousands).

	Three Months Ended		Nine Months Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Segment income from continuing operations:
Medical	$58,929	$47,363	$167,623	$146,637
Non-Medical	3,521	3,375	11,112	9,877
Total segment income from continuing operations	62,450	50,738	178,735	156,514
Unallocated operating expenses	(20,991)	(14,912)	(62,875)	(60,723)
Operating income from continuing operations	41,459	35,826	115,860	95,791
Unallocated expenses, net	(55,919)	(16,392)	(80,067)	(62,806)
Income before taxes from continuing operations	$(14,460)	$19,434	$35,793	$32,985

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(15.)	REVENUE FROM CONTRACTS WITH CUSTOMERS
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
The following table presents revenues by customer.

	Three Months Ended		Nine Months Ended
	September 28, 2018		September 28, 2018
Customer	Medical	Non-Medical	Medical	Non-Medical
Customer A	23%	—%	22%	—%
Customer B	20%	—%	19%	—%
Customer C	12%	—%	12%	—%
Customer D	—%	30%	—%	28%
All other customers	45%	70%	47%	72%
The following table presents revenues by ship to country.

	Three Months Ended		Nine Months Ended
	September 28, 2018		September 28, 2018
Ship to Location	Medical	Non-Medical	Medical	Non-Medical
United States	58%	65%	56%	68%
Puerto Rico	13%	—%	13%	—%
Canada	—%	10%	—%	10%
All other Countries	29%	25%	31%	22%
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable and less frequently, unearned revenue. Accounts receivable are recorded when the right to consideration becomes unconditional. Unearned revenue is recorded when customers pay or are billed in advance of the Company’s satisfaction of performance obligations. Contract liabilities were $4.1 million and $2.2 million as of September 28, 2018 and December 29, 2017, respectively, and are classified as Accrued Expenses on the Condensed Consolidated Balance Sheets. During the three and nine months ended September 28, 2018, the Company recognized $0.2 million and $0.6 million, respectively, of revenue that was included in the contract liability balance as of December 29, 2017. The Company does not have any contract assets.

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
In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract
The new guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop internal-use software, such that costs for implementation activities in the application development stage are capitalized and amortized over the life of term of the hosting arrangement, while costs incurred during the preliminary project and post implementation stages are expensed as performed.
		January 4, 2020 (beginning of 2020 fiscal year). Early adoption is permitted.	The Company is currently evaluating the impact that the adoption of this ASU will have on its consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value
The new guidance removes certain disclosure requirements from Topic 820, including the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels and the valuation processes for Level 3 fair value measurements. This ASU also clarifies that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date and now requires disclosure of the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average (or other quantitative information if more reasonable) of significant unobservable inputs used to develop Level 3 fair value measurements.
		January 4, 2020 (beginning of 2020 fiscal year). Early adoption is permitted.	The Company is currently evaluating the impact that the adoption of this ASU will have on its consolidated financial statements.
In July 2018, the FASB issued ASU 2018-11, Leases Targeted Improvements
The new guidance provides entities with an additional (and optional) transition method to adopt the new standard by initially applying the standard at the adoption date (vs. the earliest period presented) and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Additionally, lessors are provided with a practical expedient to not separate non-lease components from the associated lease component and accounts for those components as a single component if certain criteria are met.
		December 29, 2018 (beginning of 2019 fiscal year). Early adoption is permitted.	The Company plans to adopt ASC Topic 842 using the transition method offered through this ASU; refer to the discussion of ASC 2016-02 below for further detail.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(16.)     IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS (Continued)

Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842 Leases
The new guidance amends and clarifies the following areas of Topic 842: residual value guarantees, rate implicit in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase option, variable lease payments that depend on an index or rate, investment tax credits, lease term and purchase option, transition guidance for amounts previously recognized in business combinations, certain transition adjustments, transition guidance for leases previously classified as capital leases under Topic 840, transition guidance for modifications to leases previously classified as direct financing or sales-type leases under Topic 840, transition guidance for sale and leaseback transaction, impairment of net investment in the lease, unguaranteed residual asset, effect of initial direct costs on rate implicit in the lease and failed sale and leaseback transactions.
		December 29, 2018 (beginning of 2019 fiscal year). Early adoption is permitted.	These amendments will be considered and incorporated into the Company’s implementation of ASC Topic 842; refer to the discussion of ASC 2016-02 below for further detail.
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
		December 29, 2018 (beginning of 2019 fiscal year). Early adoption is permitted.	The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial statements.
In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.	The new guidance clarifies the presentation and classification of the components of net periodic benefit costs in the consolidated statement of operations.	December 30, 2017 (beginning of 2018 fiscal year).
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
		December 30, 2017 (beginning of 2018 fiscal year).	The Company adopted the new guidance effective December 30, 2017. The adoption of the new guidance did not have a material impact to the Company.

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(16.)     IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS (Continued)

Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments.	The new guidance clarifies the presentation and classification of certain cash receipts and cash payments in the statement of cash flows.	December 30, 2017 (beginning of 2018 fiscal year).	The Company adopted the new guidance effective December 30, 2017. The adoption of the new guidance did not have a material impact to the Company.
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
The Company is currently evaluating its population of leases, and is continuing to assess all potential impacts of the standard, but currently believes the most significant impact relates to its accounting for real estate operating leases. The Company anticipates recognition of right of use assets and corresponding lease liabilities related to leases upon adoption, but has not yet quantified these at this time. The Company plans to elect the package of three practical expedients and adopt the standard effective December 29, 2018, using the transition method made available in ASU 2018-11.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities.	The new guidance updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments.	December 30, 2017 (beginning of 2018 fiscal year).	The Company adopted the new guidance effective December 30, 2017. The adoption of the new guidance did not have a material impact to the Company.
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
December 30, 2017 (beginning of 2018 fiscal year).
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

INTEGER HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(16.)     IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS (Continued)
Adoption of ASU 2017-07
On December 30, 2017, the Company retrospectively adopted the new accounting guidance on presentation of net periodic pension costs (ASU 2017-07). That guidance requires that the service cost component of net benefit costs be disaggregated and reported in the same line item or items in the Condensed Consolidated Statements of Operations as other compensation costs arising from services rendered by the pertinent employees during the period. The other non-service components of net benefit costs are required to be presented separately from the service cost component.
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
Discontinued Operations and Divestiture
On May 3, 2018, the Company entered into a definitive agreement to sell the Advanced Surgical and Orthopedic product lines (the “AS&O Product Line”) within its Medical segment to Viant (formerly MedPlast, LLC). On July 2, 2018, we completed the sale of the AS&O Product Line for net cash proceeds of approximately $582 million, resulting in a pre-tax gain of approximately $195 million. As a result, we classified the results of operations of the AS&O Product Line as discontinued operations in the Condensed Consolidated Statements of Operations for all periods presented and classified the related assets and liabilities associated with the discontinued operations as held for sale in the Condensed Consolidated Balance Sheet as of December 29, 2017. All results and information presented exclude the AS&O Product Line unless otherwise noted. Refer to Note 2 “Discontinued Operations and Divestiture” of the Notes to Condensed Consolidated Financial Statements contained in Item 1 of this report for additional information about the divestiture.
In connection with the sale, the parties executed a transition services agreement whereby we will provide certain corporate services (including accounting, payroll, and information technology services) to Viant for a period of up to one year from the date of the closing to facilitate an orderly transfer of business operations. Viant will pay us for these services, with such payments varying in amount and length of time as specified in the transition services agreement. In addition, the parties executed long-term supply agreements under which the parties have agreed to supply the other with certain products at prices specified in the agreements for a term of three years.
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

Revised 2018 Outlook(a)
(dollars in millions, except per share amounts)

	GAAP		Non-GAAP(b)
Continuing Operations:	As Reported	Growth	Adjusted	Growth
Sales	$1,197 to $1,212	5% to 7%	$1,195 to $1,210	6% to 7%
Net Income	$44 to $49	(50)% to (44)%	$117 to $122	18% to 23%
EBITDA	N/A	N/A	$255 to $265	9% to 13%
Earnings per Diluted Share	$1.34 to $1.49	(51)% to (46)%	$3.55 to $3.70	15% to 20%

(a)
Except as described below, further reconciliations by line item to the closest corresponding GAAP financial measure for Adjusted Sales, Adjusted Net Income, Adjusted EBITDA, and Adjusted Earnings per Diluted Share, included in our “Revised 2018 Outlook” above, are not available without unreasonable efforts on a forward-looking basis due to the high variability, complexity and visibility of the charges excluded from these non-GAAP financial measures.

(b)
Adjusted Net Income and EPS for 2018 is expected to consist of GAAP Net Income and EPS, excluding items such as intangible amortization, IP-related litigation costs, consolidation and realignment costs, asset disposition and write-down charges, and loss on extinguishment of debt totaling approximately $89 million. The after-tax impact of these items is estimated to be approximately $70 million, or approximately $2.13 per diluted share. Additionally, Adjusted Net Income and EPS is expected to exclude the estimated impact relating to our disallowed deduction of the GILTI tax, as mandated by the Tax Reform Act. This disallowed deduction of the GILTI tax (approximately 50% of the total GILTI tax) is due to the Company making use of its U.S. net operating losses (“NOLs”), and will be eliminated once the Company’s U.S. NOLs are fully utilized, which is expected to be in 2019. This adjustment makes our Adjusted Diluted EPS more comparable with other global companies that are not subject to this disallowed GILTI tax deduction and more comparable to the Company’s results following the full utilization of its U.S. NOLs.

Adjusted EBITDA is expected to consist of Adjusted Net Income, excluding items such as depreciation, interest, stock-based compensation and taxes totaling approximately $140 million.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

Financial Overview of Continuing Operations
Loss from continuing operations for the third quarter of 2018 was $8.3 million, or $0.26 per diluted share, compared to income from continuing operations of $19.9 million, or $0.62 per diluted share, for the third quarter of 2017. Income from continuing operations for the first nine months of 2018 was $27.8 million, or $0.86 per diluted share, compared to income from continuing operations of $32.4 million, or $1.01 per diluted share, for the first nine months of 2017. These year over year variances are primarily the result of the following:

•
Sales from continuing operations for the third quarter and first nine months of 2018 increased 7% and 9%, respectively, primarily driven by market growth and new business wins. In comparison to the prior year periods, foreign currency exchange rates decreased sales by $0.1 million for the third quarter of 2018 and increased sales from continuing operations by approximately $2.3 million for the first nine months of 2018.

•
Gross profit from continuing operations for the third quarter and first nine months of 2018 increased $2.7 million and $13.8 million, respectively, primarily due to the increase in sales from continuing operations discussed above, partially offset by higher incentive compensation based upon current year-to-date results.

•
Operating expenses for the third quarter and first nine months of 2018 were lower by $2.9 million and $6.2 million, respectively, compared to the same periods in 2017, due to a decrease in other operating expenses attributable to the completion of spending on integration activities and various efficiencies and synergies gained as a result of our integration and consolidation initiatives partially offset by higher incentive compensation.

•
Interest expense for the third quarter and first nine months of 2018 increased by $38.7 million and $36.1 million, respectively, compared to the same periods in 2017, primarily due to extinguishment of debt charges related to the repayment of indebtedness in connection with the divestiture of the AS&O Product Line. Debt extinguishment expenses included in interest expense for the third quarter and first nine months of 2018 were higher by $39.9 million and $38.9 million, respectively, compared to the same periods in 2017.

•
Net gains on cost and equity method investments, which are unpredictable in nature, increased income for the third quarter and first nine months of 2018 by $0.3 million and $5.5 million, respectively, compared to income of $1.9 million and losses of $2.9 million during the same periods in 2017.

•
Other loss, net for the third quarter and first nine months of 2018 was $1.7 million and $0.3 million, respectively, compared to $2.5 million and $10.7 million during the same periods in 2017, primarily due to the non-recurrence of a non-cash foreign currency charge in the prior year on inter-company loans.

•
We recorded an income tax benefit of $6.2 million for the third quarter of 2018, compared to a benefit of $0.4 million for the same period of 2017. The income tax provision for the first nine months of 2018 and 2017 was $8.0 million and $0.6 million, respectively. Refer to Note 9 “Income Taxes” of the Notes to Condensed Consolidated Financial Statements contained in Item 1 of this report and the “Provision for Income Taxes” section of this Item for additional information.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

Use of Non-GAAP Financial Information
We prepare our condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Additionally, we report and discuss in our earnings releases and investor presentations adjusted pre-tax income, adjusted income, adjusted earnings per diluted share, earnings before interest, taxes, depreciation, and amortization (“EBITDA”), adjusted EBITDA and organic sales growth rates, all from continuing operations. Adjusted pre-tax income, adjusted income and adjusted earnings per diluted share from continuing operations consist of GAAP amounts adjusted for the following to the extent occurring during the period: (i) acquisition and integration related charges and expenses, (ii) amortization of intangible assets including inventory step-up amortization, (iii) facility consolidation, optimization, manufacturing transfer and system integration charges, (iv) asset write-down and disposition charges, (v) charges in connection with corporate realignments or a reduction in force, (vi) certain litigation expenses, charges and gains, (vii) unusual or infrequently occurring items, (viii) gain/loss on cost and equity method investments, (ix) extinguishment of debt charges, (x) the net impact of Long-term Supply Agreements (“LSAs”) between the Company and Viant, (xi) the income tax (benefit) related to these adjustments and (xii) certain tax items that are outside the normal provision for the period (not for adjusted pre-tax income). Adjusted earnings per diluted share are calculated by dividing adjusted income from continuing operations by diluted weighted average shares outstanding. Adjusted EBITDA from continuing operations consists of GAAP net income (loss) from continuing operations plus (i) the same adjustments as listed above except for items (xi) and (xii), (ii) GAAP stock-based compensation, interest expense, and depreciation and (iii) GAAP provision (benefit) for income taxes. To calculate organic sales growth rates, which exclude the impact of changes in foreign currency exchange rates, as well as the impact of any acquisitions or divestitures of product lines on sales growth rates, we convert current period sales from local currency to U.S. dollars using the previous periods foreign currency exchange rates and exclude the amount of sales acquired/divested during the period from the current/previous period amounts, respectively. We believe that the presentation of adjusted income, adjusted diluted earnings per share, EBITDA, adjusted EBITDA, and organic sales growth rates, all from continuing operations, provides important supplemental information to management and investors seeking to understand the financial and business trends relating to our financial condition and results of operations.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

Income (Loss) from Continuing Operations and Diluted EPS Reconciliations
A reconciliation of GAAP income from continuing operations and diluted earnings per share (“EPS”) from continuing operations to adjusted amounts is as follows (in thousands, except per share amounts):

	Three Months Ended
	September 28, 2018			September 29, 2017
	Pre-Tax Income (Loss)	Income (Loss)	Per Diluted Share	Pre-Tax Income (Loss)	Income (Loss)	Per Diluted Share
As reported income from continuing operations (GAAP)	$(14,460)	$(8,303)	$(0.26)	$19,434	$19,882	$0.62
Adjustments:
Amortization of intangibles(a)	9,896	7,830	0.24	10,145	7,103	0.22
IP related litigation (SG&A)(a)(b)	749	591	0.02	1,735	1,128	0.04
Strategic reorganization and alignment (OOE)(a)(c)	2,643	2,085	0.06	—	—	—
Manufacturing alignment to support growth (OOE)(a)(d)	877	657	0.02	—	—	—
Consolidation and optimization expenses (OOE)(a)(e)	137	108	—	2,979	2,630	0.08
Acquisition and integration expenses (OOE)(a)(f)	—	—	—	2,267	1,106	0.03
Asset dispositions, severance and other (OOE)(a)(g)	482	412	0.01	823	546	0.02
(Gain) loss on cost and equity method investments, net(a)	(291)	(230)	(0.01)	(1,906)	(1,239)	(0.04)
Loss on extinguishment of debt(a)(h)	40,654	32,117	0.98	778	506	0.02
LSA adjustments(a)(i)	—	—	—	(3,450)	(2,242)	(0.07)
Tax adjustments(j)	—	(417)	(0.01)	—	—	—
Adjusted income from continuing operations (Non-GAAP)	$40,687	$34,850	$1.06	$32,805	$29,420	$0.91

Diluted weighted average shares for adjusted EPS		32,899			32,173

	Nine Months Ended
	September 28, 2018			September 29, 2017
	Pre-Tax Income (Loss)	Income (Loss)	Per Diluted Share	Pre-Tax Income (Loss)	Income (Loss)	Per Diluted Share
As reported income from continuing operations (GAAP)	$35,793	$27,837	$0.86	$32,985	$32,389	$1.01
Adjustments:
Amortization of intangibles(a)	31,068	24,523	0.75	30,375	21,205	0.66
IP related litigation (SG&A)(a)(b)	1,546	1,221	0.04	3,027	1,968	0.06
Strategic reorganization and alignment (OOE)(a)(c)	8,424	6,662	0.20	—	—	—
Manufacturing alignment to support growth (OOE)(a)(d)	2,493	1,841	0.06	—	—	—
Consolidation and optimization expenses (OOE)(a)(e)	698	553	0.02	8,055	6,525	0.20
Acquisition and integration expenses (OOE)(a)(f)	—	—	—	10,057	6,276	0.20
Asset dispositions, severance and other (OOE)(a)(g)	1,000	776	0.02	6,378	4,144	0.13
(Gain) loss on cost and equity method investments, net(a)	(5,545)	(4,381)	(0.13)	2,919	1,897	0.06
Loss on extinguishment of debt(a)(h)	42,128	33,281	1.02	3,272	2,127	0.07
LSA adjustments(a)(i)	(6,119)	(4,834)	(0.15)	(9,361)	(6,084)	(0.19)
Tax adjustments(j)	—	2,534	0.08	—	—	—
Adjusted income from continuing operations (Non-GAAP)	$111,486	$90,013	$2.75	$87,707	$70,447	$2.21

Diluted weighted average shares for adjusted EPS		32,681			31,947

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

(a)
The difference between pre-tax and income (loss) amounts is the estimated tax impact related to the respective adjustment. Income (loss) amounts are computed using a 21% U.S. tax rate (35% U.S. tax rate for 2017 periods), and the statutory tax rates in Mexico, Netherlands, Uruguay, Ireland and Switzerland, as adjusted for the existence of NOLs. Amortization of intangibles and OOE expense have also been adjusted to reflect the estimated impact relating to our disallowed deduction of the GILTI tax, as described in footnote (j) below. Expenses that are not deductible for tax purposes (i.e. permanent tax differences) are added back at 100%.

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

(c)
As a result of the strategic review of our customers, competitors and markets we undertook during the fourth quarter of 2017, we began to take steps to better align our resources in order to invest to grow, protect, preserve and to enhance the profitability of our portfolio of products. This will include focusing our investment in RD&E and manufacturing, improving our business processes and redirecting investments away from projects where the market does not justify the investment. As a result, during 2018 we incurred charges related to this strategy, which primarily consisted of severance costs and fees for professional services.

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

(h)
Represents debt extinguishment charges in connection with pre-payments made on our Term B Loan Facility and Senior Notes, which are included in interest expense. In addition, the 2018 periods include a “make-whole” premium of $31.3 million, paid as a result of redeeming our Senior Notes in July 2018.

(i)
Reflects the net impact of the LSAs entered into as of the closing of the divestiture of the AS&O Product Line. These LSAs govern the sale of products supplied by Viant to the Company for further resale to customers and by the Company to Viant for further resale to customers.

(j)
Tax adjustments primarily includes the estimated impact relating to our disallowed deduction of the GILTI tax, as mandated by the Tax Reform Act. This disallowed deduction of the GILTI tax (approximately 50% of the total GILTI tax) is due to the Company making use of its U.S. NOLs, and will be eliminated once the Company’s U.S. NOLs are fully utilized, which is expected to be in 2019. This adjustment makes our Adjusted Diluted EPS from continuing operations more comparable with other global companies that are not subject to this disallowed GILTI tax deduction and more comparable to the Company’s results following the full utilization of its U.S. NOLs.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

Adjusted diluted EPS from continuing operations, which excludes the impact of amortization of intangible assets, losses on extinguishment of debt and various other operating expenses, among others, was $1.06 and $2.75 per share for the third quarter and first nine months of 2018, respectively, compared to $0.91 and $2.21 per share for the third quarter and first nine months of 2017, respectively. These results reflect the benefit of our increased sales and the completion of spending on integration activities, partially offset by higher incentive compensation and higher interest expense in 2018 compared to 2017.
EBITDA and Adjusted EBITDA Reconciliation
A reconciliation of GAAP income from continuing operations to EBITDA from continuing operations and adjusted EBITDA from continuing operations is as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Income (loss) from continuing operations (GAAP)	$(8,303)	$19,882	$27,837	$32,389

Interest expense	54,526	15,808	85,355	49,233
Provision for income taxes	(6,157)	(448)	7,956	596
Depreciation	9,960	9,534	29,929	28,262
Amortization	9,896	10,145	31,068	30,375
EBITDA from continuing operations	59,922	54,921	182,145	140,855
IP related litigation	749	1,735	1,546	3,027
Stock-based compensation (excluding OOE)	2,087	2,041	7,265	7,116
Strategic reorganization and alignment	2,643	—	8,424	—
Manufacturing alignment to support growth	877	—	2,493	—
Consolidation and optimization expenses	137	2,979	698	8,055
Acquisition and integration expenses	—	2,267	—	10,057
Asset dispositions, severance and other	482	823	1,000	6,378
Non-cash (gain) loss on cost and equity method investments	(291)	(992)	(5,545)	3,833
LSA adjustments	$—	$(3,450)	$(6,119)	$(9,361)
Adjusted EBITDA from continuing operations (Non-GAAP)	$66,606	$60,324	$191,907	$169,960
Our CEO’s View
We delivered another solid quarter of sales growth, leading to another increase in our revenue and EPS guidance. We also reduced our debt dramatically during the quarter and lowered our debt leverage ratio from the beginning of the year.
At the beginning of the fourth quarter we hired Jason Garland as our new Executive Vice President and Chief Financial Officer. Jason brings nearly 25 years of public company, global financial leadership experience and significant manufacturing and customer contract expertise to Integer.
With the executive leadership team in place, we are focused on executing our portfolio strategy to win in the markets we serve and our operational strategy to achieve excellence in everything we do.  We remain in a strong position to deliver on our long-term objectives of sales growth above the market, profit growth two times sales growth, and earning a valuation premium.

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

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

Our Financial Results of Continuing Operations
We utilize a fifty-two, fifty-three week fiscal year ending on the Friday nearest December 31. For 52-week years, each quarter contains 13 weeks. The third quarter and first nine months of 2018 and 2017 ended on September 28 and September 29, respectively, and each contained 13 weeks and 26 weeks, respectively.
The following tables present selected financial information from continuing operations derived from our Condensed Consolidated Financial Statements, contained in Item 1 of this report, for the periods presented (dollars in thousands, except per share). All financial information presented is from continuing operations unless otherwise specified.

	Three Months Ended
	September 28,	September 29,	Change
	2018	2017	$	%
Medical Sales:
Cardio & Vascular	$150,230	$137,712	$12,518	9.1%
Cardiac & Neuromodulation	109,620	101,612	8,008	7.9%
Advanced Surgical, Orthopedics & Portable Medical	32,789	31,715	1,074	3.4%
Total Medical Sales	292,639	271,039	21,600	8.0%
Non-Medical	12,449	15,129	(2,680)	(17.7)%
Total Sales	305,088	286,168	18,920	6.6%
Cost of sales	213,165	196,982	16,183	8.2%
Gross profit	91,923	89,186	2,737	3.1%
Gross profit as a % of sales	30.1%	31.2%
SG&A	34,091	35,064	(973)	(2.8)%
SG&A as a % of sales	11.2%	12.3%
RD&E	12,234	12,227	7	0.1%
RD&E as a % of sales	4.0%	4.3%
Other operating expenses	4,139	6,069	(1,930)	(31.8)%
Operating income	41,459	35,826	5,633	15.7%
Operating margin	13.6%	12.5%
Interest expense	54,526	15,808	38,718	NM
Gain on cost and equity method investments, net	(291)	(1,906)	1,615	(84.7)%
Other loss, net	1,684	2,490	(806)	(32.4)%
Income (loss) from continuing operations before income taxes	(14,460)	19,434	(33,894)	NM
Benefit for income taxes	(6,157)	(448)	(5,709)	NM
Effective tax rate	42.6%	(2.3)%
Income (loss) from continuing operations	$(8,303)	$19,882	$(28,185)	NM
Income (loss) from continuing operations as a % of sales	(2.7)%	6.9%
Diluted earnings (loss) per share from continuing operations	$(0.26)	$0.62	$(0.88)	NM

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

	Nine Months Ended
	September 28,	September 29,	Change
	2018	2017	$	%
Medical Sales:
Cardio & Vascular	$435,859	$391,914	$43,945	11.2%
Cardiac & Neuromodulation	334,471	311,540	22,931	7.4%
Advanced Surgical, Orthopedics & Portable Medical	101,481	88,148	13,333	15.1%
Total Medical Sales	871,811	791,602	80,209	10.1%
Non-Medical	40,167	42,218	(2,051)	(4.9)%
Total Sales	911,978	833,820	78,158	9.4%
Cost of sales	637,758	573,431	64,327	11.2%
Gross profit	274,220	260,389	13,831	5.3%
Gross profit as a % of sales	30.1%	31.2%
SG&A	107,300	105,004	2,296	2.2%
SG&A as a % of sales	11.8%	12.6%
RD&E	38,445	35,104	3,341	9.5%
RD&E, Net as a % of sales	4.2%	4.2%
Other operating expenses	12,615	24,490	(11,875)	(48.5)%
Operating income	115,860	95,791	20,069	21.0%
Operating margin	12.7%	11.5%
Interest expense	85,355	49,233	36,122	73.4%
(Gain) loss on cost and equity method investments, net	(5,545)	2,919	(8,464)	NM
Other loss, net	257	10,654	(10,397)	(97.6)%
Income from continuing operations before income taxes	35,793	32,985	2,808	8.5%
Provision for income taxes	7,956	596	7,360	NM
Effective tax rate	22.2%	1.8%
Income from continuing operations	$27,837	$32,389	$(4,552)	(14.1)%
Income from continuing operations as a % of sales	3.1%	3.9%
Diluted earnings per share from continuing operations	$0.86	$1.01	$(0.15)	(14.9)%
NM Calculated amount not meaningful

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

Product Line Sales of Continuing Operations Highlights
For the third quarter and first nine months of 2018, Cardio & Vascular sales increased $12.5 million, or 9% and $43.9 million or 11%, respectively, versus the comparable 2017 periods. These increases were primarily due to continued strong demand in the electrophysiology market stemming from customer share gains, new product launches, and timing from customer inventory replenishment. The Cardio & Vascular growth trend is expected to remain above market from increased focus on high growth market segments. Foreign currency exchange rate fluctuations decreased Cardio & Vascular sales for the three months ended September 28, 2018 by $0.1 million and increased Cardio & Vascular sales by $2.3 million for the nine months ended September 28, 2018, respectively, in comparison to the 2017 periods primarily due to U.S. dollar fluctuations relative to the Euro.
For the third quarter and first nine months of 2018, Cardiac & Neuromodulation sales increased $8.0 million, or 8% and $22.9 million, or 7%, respectively, versus the comparable 2017 periods. The increases in Cardiac & Neuromodulation sales were driven by increased components market penetration and lower 2017 comparables from customer inventory adjustments.  Neuromodulation remained strong, with growth driven by spinal cord stimulation market demand and increased components market penetration. Cardiac & Neuromodulation sales are expected to decrease in the fourth quarter of 2018 compared to extremely strong fourth quarter of 2017. Foreign currency exchange rate fluctuations did not have a material impact on Cardiac & Neuromodulation sales during the 2018 periods in comparison to the same periods of 2017.
Advanced Surgical, Orthopedic & Portable Medical includes sales to the acquirer of our AS&O Product Lines, Viant, under supply agreements associated with the divestiture. For the third quarter and first nine months of 2018, AS&O sales increased $1.1 million, or 3%, and $13.3 million, or 15%, respectively, versus the comparable 2017 periods. The sales increase was driven by above market demand. Sales are expected to level off from strong first half and growth is expected to be more in line with the overall market. Foreign currency exchange rate fluctuations did not have a material impact on AS&O sales during the 2018 periods in comparison to the same periods of 2017.
For the third quarter and first nine months of 2018, Non-Medical sales decreased $2.7 million, or 18% and $2.1 million, or 5%, respectively, versus the comparable 2017 periods. The decline in Non-Medical sales was primarily due to North American drilling activity leveling off which has led to customer inventory adjustments.  The quarter was also impacted by a planned phase out of certain rechargeable battery pack products.  We expect fourth quarter 2018 year-over-year sales to be flat and we expect solid sales growth in 2019 from new customers and products, and renewed military market government funding. Foreign currency exchange rate fluctuations did not have a material impact on Non-Medical sales during the 2018 periods in comparison to the same periods of 2017.
Gross Profit
Changes to gross profit as a percentage of sales (“Gross Margin”) from the prior year were due to the following:

	Change From Prior Year
	Three Months	Nine Months
Price(a)	(1.4)%	(1.3)%
Mix(b)	—	(0.2)
Incentive compensation(c)	(0.7)	(0.6)
Production efficiencies and volume(d)	1.0	1.0
Total percentage point change to gross profit as a percentage of sales	(1.1)%	(1.1)%

(a)	Our Gross Margin for the third quarter and first nine months of 2018 has been negatively impacted by price concessions given to our larger OEM customers in return for long-term volume commitments.

(b)	Our Gross Margin for the first nine months of 2018 has been negatively impacted by a higher mix of sales of lower margin products.

(c)	Amounts represent the impact to our Gross Margin attributable to our cash and stock incentive programs, including performance-based compensation, which is accrued based upon actual results achieved.

(d)
Represents various increases and decreases to our Gross Margin. Overall, our Gross Margin for the third quarter and first nine months of 2018 has been positively impacted by production efficiencies and synergies gained as a result of our integration and consolidation initiatives as well as higher volume in comparison to the respective 2017 period.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

SG&A Expenses
Changes to SG&A expenses from the prior year were due to the following (in thousands):

	Change From Prior Year
	Three Months	Nine Months
Legal expenses(a)	$(838)	$(1,358)
Intangible asset amortization(b)	268	1,512
Incentive compensation programs(c)	1,884	5,111
Transition services agreement(d)	(1,834)	(1,834)
Other(e)	(453)	(1,135)
Net increase (decrease) in SG&A Expenses	$(973)	$2,296

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

(d)
Represents the amount included in SG&A Expenses, which was charged to Viant for transition services provided for the three months ended September 28, 2018. We executed a transition services agreement in conjunction with the sale of the AS&O Product Line, whereby we will provide certain corporate services (including accounting, payroll, and information technology services) to Viant for a period of up to one year from the date of the closing to facilitate an orderly transfer of business operations.

(e)	Represents various increases and decreases to our SG&A.
RD&E
Changes to RD&E expenses from the prior year were due to the following (in thousands):

	Change From Prior Year
	Three Months	Nine Months
Intangible asset amortization(a)	$(98)	$(293)
Incentive compensation programs(b)	389	1,120
Other(c)	(284)	2,514
Net increase in RD&E	$7	$3,341

(a)	Amount represents the decrease in intangible asset amortization, which is amortized based upon the forecasted cash flows at the time of acquisition for the respective asset.

(b)	Amount represents the impact to our RD&E attributable to our cash and stock incentive programs, including performance-based compensation, which is accrued based upon actual results achieved.

(c)
Represents the net impact of various increases and decreases to our RD&E. RD&E expense for the third quarter and first nine months of 2018 reflects our increased investment in projects with a higher growth opportunity.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

Other Operating Expenses
Refer to “Cost Savings and Consolidation Efforts” section of this Item and Note 8 “Other Operating Expenses” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for further information related to these initiatives. Other Operating Expenses is comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Strategic reorganization and alignment(a)	$2,643	$—	$8,424	$—
Manufacturing alignment to support growth(b)	877	—	2,493	—
Consolidation and optimization costs(c)	137	2,979	698	8,055
Acquisition and integration expenses(d)	—	2,267	—	10,057
Asset dispositions, severance and other(e)	482	823	1,000	6,378
Total other operating expenses	$4,139	$6,069	$12,615	$24,490

(a)
As a result of the strategic review of our customers, competitors and markets we undertook during the fourth quarter of 2017, we began to take steps to better align our resources in order to invest to grow, protect, preserve and to enhance the profitability of our portfolio of products. This will include focusing our investment in RD&E and manufacturing, improving our business processes and redirecting investments away from projects where the market does not justify the investment. As a result, during the first nine months of 2018, we incurred charges related to this strategy, which primarily included severance costs and fees for professional services.

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

Interest Expense
Interest Expense for the three and nine months ended September 28, 2018 was $54.5 million and $85.4 million, respectively, compared to $15.8 million and $49.2 million for the three and nine months ended September 29, 2017. The weighted average interest rates paid on outstanding borrowings for the three and nine months ended September 28, 2018 was 4.95% and 4.97%, respectively, compared to 4.72% and 4.67%, for the comparable periods in 2017. The weighted average interest rates paid in the third quarter and first nine months of 2018 reflect an increase in LIBOR during 2017 and 2018, partially offset by a cumulative 125 basis point and 75 basis point reduction to the applicable interest rate margins of our Term Loan B and Term Loan A facilities. The Term Loan B margin decrease resulted from amendments of our Senior Secured Credit Facilities in March 2017 and again in November 2017, and the step down in the third quarter of 2018 resulting from the upgrade of our corporate family credit rating, while the Term Loan A decrease resulted from contractual reductions due to our lower leverage ratio. Cash interest expense decreased $1.1 million and $2.4 million for the three and nine months ended September 28, 2018, respectively, when compared to the same periods in 2017. Non-cash interest expense (i.e. deferred fee and discount amortization) increased $39.8 million and $38.6 million for the three and nine months ended September 28, 2018, respectively, when compared to the same period in 2017, primarily attributable to higher accelerated write-offs (losses from extinguishment of debt) of deferred fees and original issue discount related to prepayments of portions of our Term Loan B facility and Senior Notes during the respective periods and a “make-whole” premium of $31.3 million paid as a result of redeeming our Senior Notes in July 2018. We recognized losses from extinguishment of debt during the three and nine months ended September 28, 2018 of $40.7 million and $42.1 million, respectively. We repaid $595.0 million of debt during the third quarter of 2018 and $670.1 million during the first nine months of 2018. See Note 5 “Debt” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for additional information pertaining to our debt.
(Gain) Loss on Cost and Equity Method Investments, Net
The Company holds investments in equity and other securities that are accounted for as either cost method or equity method investments. During the three and nine months ended September 28, 2018, we recognized net gains of $0.3 million and $5.5 million, respectively, compared to a net gain of $1.9 million and a net loss of $2.9 million for the three and nine months ended September 29, 2017, respectively, on our cost and equity method investments. The Company did not recognize any impairment charges related to cost method investments during the nine months ended September 28, 2018. The three and nine months ended September 29, 2017 included impairment charges of $0.3 million and $5.3 million, respectively, recognized on our cost method investments. Our cost method investments are in start-up research and development companies whose fair value is highly subjective in nature and could be subject to significant fluctuations in the future that could result in material gains or losses. See Note 13 “Fair Value Measurements” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for additional information pertaining to our cost and equity method investments.
Other Loss, Net
Other Loss, Net for the three and nine months ended September 28, 2018 was $1.7 million and $0.3 million, respectively, compared to other loss of $2.5 million and $10.7 million for the three and nine months ended September 29, 2017. Other Loss, Net is primarily comprised of income (loss) from the impact of foreign currency exchange rates on transactions denominated in foreign currencies.
Our foreign currency transaction gains/losses are based on fluctuations of the U.S. dollar relative to the Euro or Peso. The impact of foreign currency exchange rates on transactions denominated in foreign currencies included in Other Loss, Net for the three and nine months ended September 28, 2018 were losses of $1.7 million and $0.8 million, respectively, compared to a losses of $2.5 million and $10.6 million for the three and nine months ended September 29, 2017, respectively. We continually monitor our foreign currency exposures and seek to take steps to mitigate these risks. However, fluctuations in foreign currency exchange rates could have a significant impact, positive or negative, on our financial results in the future.
Provision for Income Taxes
We recognized income tax benefit of $6.2 million for the third quarter of 2018 on $14.5 million of pre-tax loss from continuing operations compared to income tax benefit of $0.4 million on $19.4 million of pre-tax income from continuing operations for the same period of 2017. The income tax expense for the first nine months of 2018 was $7.9 million on income from continuing operations before taxes of $35.8 million compared to $0.6 million on $33.0 million of income from continuing operations before taxes for the same period of 2017.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

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
Our worldwide effective tax rate is expected to be approximately 32% for 2018, excluding discrete items. Our effective tax rate for 2018 differs from the U.S. federal statutory tax rate of 21% due principally to the estimated impact of the GILTI tax. Our earnings outside the U.S. are generally taxed at blended rates that are marginally lower than the U.S. federal rate. The GILTI provisions require us to include foreign subsidiary earnings in excess of a deemed return on the foreign subsidiary’s tangible assets in our U.S. income tax return. There is a statutory deduction of 50% of the GILTI inclusion, however the deduction is subject to limitations based on U.S. taxable income. We currently have NOLs to offset forecasted U.S. taxable income and as such, are temporarily subject to the deduction limitation, which correspondingly imposes an incremental impact on U.S. income tax. The foreign jurisdictions in which we operate and where our foreign earnings are primarily derived, include Switzerland, Mexico, Uruguay, Malaysia and Ireland. While we are not currently aware of any material trends in these jurisdictions that are likely to impact our current or future tax expense, our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower effective tax rates and higher than anticipated in countries where we have higher effective tax rates, or by changes in tax laws or regulations. We regularly assess any significant exposure associated with increases in tax rates in international jurisdictions and adjustments are made as events occur that warrant adjustment to our tax provisions.
Our 2018 blended effective tax rate on foreign earnings is currently estimated to be approximately 15% for continuing operations. For the year, we expect to have positive income before taxes in our foreign jurisdictions but losses before taxes in U.S. jurisdictions due to our projected amounts of Interest Expense.
Liquidity and Capital Resources

(dollars in thousands)	September 28, 2018	December 29, 2017
Cash and cash equivalents	$22,881	$37,341
Working capital	250,677	263,863
Current ratio	2.41	2.64
Cash and cash equivalents at September 28, 2018 decreased by $14.5 million from year-end as excess cash on hand was used to pay down our debt. Working capital from continuing operations decreased by $13.2 million from December 29, 2017, primarily due to the reduced cash balances.
At September 28, 2018, $10 million of our cash and cash equivalents were held by foreign subsidiaries. We intend to limit our distributions from foreign subsidiaries to previously taxed income. If distributions are made utilizing current period earnings, we will record foreign withholding taxes in the period of the distribution.
Summary of Cash Flow

	Nine Months Ended
(in thousands)	September 28, 2018	September 29, 2017
Cash provided by (used in):
Operating activities	$120,736	$115,570
Investing activities	549,155	(34,702)
Financing activities	(692,896)	(91,317)
Effect of foreign currency exchange rates on cash and cash equivalents	1,790	1,970
Net change in cash and cash equivalents	$(21,215)	$(8,479)
The cash flow information presented includes cash flows related to the discontinued operations.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

Operating Activities – During the nine months ended September 28, 2018, we generated cash of $120.7 million from operations compared to $115.6 million for the nine months ended September 29, 2017. This increase was primarily due to a $26.4 million increase in cash income (i.e. income from continuing operations plus adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities) partially offset by a $21.2 million decrease in cash flow provided by working capital. The cash flow from working capital change during the period was primarily due to lower accrued interest as a result of our lower debt levels.
Investing Activities – The $583.9 million increase in cash flows from investing activities was primarily attributable to net cash proceeds from the sale of the AS&O Product Line of approximately $582 million. Our current expectation is that capital spending for continuing operations for 2018 will be in the range of $37 million to $42 million, of which approximately half is discretionary in nature. We anticipate that cash on hand, cash flows from operations and available borrowing capacity under our Revolving Credit Facility will be sufficient to fund these capital expenditures. Property, plant, and equipment purchases related to our AS&O Product Line were approximately $15 million per year.
Financing Activities – Net cash used in financing activities for the first nine months of 2018 was $692.9 million compared to $91.3 million in the comparable 2017 period. Financing activities during the first nine months of 2018 included net payments of $670.1 million related to paying down our debt obligations compared to $106.5 million for the comparable 2017 period.
In connection with the completion of the sale of our AS&O Product Line, during the third quarter of 2018 we repaid $548 million of our debt, which included $360 million of our 9.125% Senior Notes, $114 million of our Term Loan B Facility and $74 million outstanding on our Revolving Credit Facility.
Capital Structure – As of September 28, 2018, our capital structure consists of $954 million of debt outstanding under our Senior Secured Credit Facilities and 33 million shares of common stock outstanding. We have access to $191 million of borrowing capacity under our Revolving Credit Facility. We are also authorized to issue up to 100 million shares of common stock and 100 million shares of preferred stock. Our debt service obligations, comprised of principal and interest payments for the remainder of 2018, are estimated to be approximately $22 million.
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
Credit Facilities - As of September 28, 2018, we had senior secured credit facilities (the “Senior Secured Credit Facilities”) that consist of (i) a $200 million revolving credit facility (the “Revolving Credit Facility”), which had letters of credit totaling $9 million drawn against it as of September 28, 2018, (ii) a $314 million term loan A facility (the “TLA Facility”), and (iii) an $658 million term loan B facility (the “TLB Facility”). The Revolving Credit Facility will mature on October 27, 2020, the TLA Facility will mature on October 27, 2021 and the TLB Facility will mature on October 27, 2022.
The Revolving Credit Facility and TLA Facility contain financial covenants requiring (A) a maximum total net leverage ratio (as defined in the agreement governing the Senior Secured Credit Facilities) of 5.75:1.0, subject to periodic step downs beginning in the fourth fiscal quarter of 2018 and (B) a minimum interest coverage ratio of adjusted EBITDA (as defined in the Senior Secured Credit Facilities) to interest expense of 2.75:1.0 subject to a step up beginning in the first quarter of 2019. As of September 28, 2018, our total net leverage ratio, calculated in accordance with our Senior Secured Credit Facilities agreement, was approximately 3.4 to 1.00. For the twelve month period ended September 28, 2018, our ratio of adjusted EBITDA to interest expense, calculated in accordance with our Senior Secured Credit Facilities agreement, was approximately 5.4 to 1.0.
Failure to comply with these financial covenants would result in an event of default as defined under the Revolving Credit Facility and TLA Facility unless waived by the lenders. An event of default may result in the acceleration of our indebtedness. As a result, management believes that compliance with these covenants is material to us. As of September 28, 2018, we were in full compliance with the financial covenants described above. However, a significant increase in the LIBOR interest rate or a decline in our operating performance, and in particular our sales or adjusted EBITDA, could result in our inability to meet these financial covenants and lead to an event of default if a waiver or amendment could not be obtained from our lenders. The Revolving Credit Facility is supported by a consortium of thirteen lenders with no lender controlling more than 27% of the facility.
Upon completion of the redemption in full of the Senior Notes in July 2018, the indenture governing the Senior Notes was satisfied and discharged. See Note 5 “Debt” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for a further information on the Company’s outstanding debt.

INTEGER HOLDINGS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS

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
Contractual Obligations
Presented below is a summary of contractual obligations as of September 28, 2018, reflecting the redemption in full of the Senior Notes, repayment of our Term Loan B Facility and Revolving Credit Facility during the third quarter of 2018.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Total debt obligations	$972,349	$37,500	$75,000	$859,849	$—
Interest on debt(a)	174,548	47,612	89,891	37,045	—

(a)
Interest payments in the table above reflect the contractual interest payments on our outstanding debt based upon the balance outstanding and applicable interest rates at September 28, 2018, and exclude the impact of the debt discount amortization and impact of interest rate swap agreements.

Refer to Note 5 “Debt” and Note 10 “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements contained in Item 1 of this report for further discussion on our contractual obligations.
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
ITEM 4. CONTROLS AND PROCEDURES

a.	Evaluation of Disclosure Controls and Procedures
Our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the Securities and Exchange Commission as of September 28, 2018. These disclosure controls and procedures have been designed to provide reasonable assurance that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on their evaluation, as of September 28, 2018, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.

b.	Changes in Internal Control Over Financial Reporting
During the Company’s most recent fiscal quarter, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
There were no new material legal proceedings that are required to be reported in the quarter ended September 28, 2018, and no material developments during the quarter in the Company’s legal proceedings as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 29, 2017.

ITEM 1A.	RISK FACTORS
There have been no material changes to the Company’s risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 29, 2017.

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.1#*	Employment Offer Letter, dated September 14, 2018, between Integer Holdings Corporation and Jason Garland.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Extension Schema Document

101.CAL*	XBRL Extension Calculation Linkbase Document

101.LAB*	XBRL Extension Label Linkbase Document

101.PRE*	XBRL Extension Presentation Linkbase Document

101.DEF*	XBRL Extension Definition Linkbase Document

*	Filed herewith.
**	Furnished herewith.
#	Indicates exhibits that are management contracts or compensation plans or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	November 2, 2018	INTEGER HOLDINGS CORPORATION

		By:	/s/ Joseph W. Dziedzic
Joseph W. Dziedzic
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Jason K. Garland
Jason K. Garland
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ Tom P. Thomas
Tom P. Thomas
Vice President, Corporate Controller
(Principal Accounting Officer)